Form 10-Q
period 1997-09-30
ANNALY MORTGAGE MANAGEMENT INC
filed 1997-11-10
CIK 1043219

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549

                                   FORM 10-Q



    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934


              FOR THE QUARTERLY PERIOD ENDED:  SEPTEMBER 30, 1997

                                       OR

   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM _______________ TO _________________

                        COMMISSION FILE NUMBER:  1-13447

                        ANNALY MORTGAGE MANAGEMENT, INC.
             (Exact name of Registrant as specified in its Charter)


          MARYLAND                                        22-3479661
(State or other jurisdiction of                         (IRS Employer
incorporation or organization)                          Identification No.)


                             1500 HARBOR BOULEVARD
                             WEEHAWKEN, NEW JERSEY
                    (Address of principal executive offices)


                                     07087
                                   (Zip Code)

                                 (201) 223-1900
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of The Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:


                             (1)  Yes X    No
                                     ---      ---
                             (2)  Yes       No X
                                     ---      ---


                     APPLICABLE ONLY TO CORPORATE ISSUERS:


     Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the last practicable date:

Shares of Common Stock, 12,713,900, ($.01 par value), outstanding as of November 10, 1997

                        ANNALY MORTGAGE MANAGEMENT, INC.


                                   FORM 10-Q

                                     INDEX


Part I.    FINANCIAL INFORMATION

Item 1.     Financial Statements:

 Balance Sheet - September 30, 1997                                       1

 Statement of Operations for the quarter ended September
  30, 1997 and for the period February 18, 1997
  (Commencement of Operations) through September 30, 1997                 2

 Statement of Stockholders' Equity for the period February
  18, 1997 (Commencement of Operations) through September 30, 1997        3

 Statement of Cash Flows for the period February 18, 1997
  (Commencement of Operations) through September 30, 1997                 4

 Notes to Financial Statements                                           5-9

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         10-21

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                            22

Item 2.     Changes in Securities and Use of Proceeds                   22-23

Item 3.     Defaults Upon Senior Securities                              23

Item 4.     Submission of Matters to a Vote of Security Holders          23

Item 5.     Other Information                                            23

Item 6.     Exhibits and Reports on Form 8-K                             23

SIGNATURES                                                               24

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

ANNALY MORTGAGE MANAGEMENT, INC.
BALANCE SHEET
SEPTEMBER 30, 1997
--------------------------------------------------------------------------------

ASSETS

Cash and cash equivalents                                    $     11,152
Receivable for Mortgage-Backed Securities sold                 44,057,061
Mortgage-Backed Securities - Net                              368,853,807
Accrued interest receivable                                     2,109,622
Other assets                                                      238,813
                                                             ------------
          Total assets                                       $415,270,455
                                                             ============
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Repurchase agreements                                      $372,291,014
  Payable for Mortgage-Backed Securities purchased              6,405,861
  Accrued interest payable                                      2,394,179
  Dividends payable                                               678,204
  Accounts payable                                                156,767
                                                             ------------
          Total liabilities                                   381,926,025
                                                             ------------
STOCKHOLDERS' EQUITY:
Common stock: par value $.01 per share;
    100,000,000 authorized, 3,767,800
    shares issued and outstanding                                  37,678
  Additional paid-in capital                                   33,832,226
  Unrealized losses on Mortgage-Backed Securities              (1,172,243)
  Retained earnings                                               646,769
                                                             ------------
           Total stockholders' equity                          33,344,430
                                                             ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $415,270,455
                                                             ============

See notes to financial statements.

ANNALY MORTGAGE MANAGEMENT, INC.

STATEMENT OF OPERATIONS



                                                  JULY 1, 1997     FEBRUARY 18,
                                                    THROUGH        1997 THROUGH
                                                  SEPTEMBER 30,    SEPTEMBER 30,
                                                       1997              1997
--------------------------------------------------------------------------------
INTEREST INCOME:
  Mortgage-Backed Securities                       $6,123,442        $12,601,604
  Money market account                                     15             30,760
                                                   ----------        -----------

           Total interest income                    6,123,457         12,632,364

INTEREST EXPENSE:
  Repurchase agreements                             5,126,089         10,274,906
                                                   ----------        -----------

NET INTEREST INCOME                                   997,368          2,357,458

GAIN ON SALE OF MORTGAGE-BACKED SECURITIES            429,400            659,265


GENERAL AND ADMINISTRATIVE EXPENSES                   227,245            477,141
                                                   ----------         ----------

NET INCOME                                         $1,199,523         $2,539,582
                                                   ==========         ==========

NET INCOME PER SHARE                                    $0.32              $0.68
                                                        =====              =====

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING       3,739,170          3,704,194
                                                    =========          =========

See notes to financial statements.

ANNALY MORTGAGE MANAGEMENT, INC.

STATEMENT OF STOCKHOLDERS' EQUITY
SEPTEMBER 30, 1997
--------------------------------------------------------------------------------

                                        COMMON        ADDITIONAL
                                        STOCK          PAID-IN         UNREALIZED        RETAINED
                                        PAR VALUE       CAPITAL            LOSS           EARNINGS         TOTAL

BALANCE,
FEBRUARY 18, 1997                       $   800     $    11,200        $      -        $      (209)    $    11,791

Issuance of common stock
    from private placement               36,000      32,943,904               -                -        32,979,904

Issuance of common stock
    from private placement                  878         877,122                                            878,000

Available for sale securities -
    Fair value adjustment                   -               -           (1,172,243)           -         (1,172,243)

Net income                                  -               -                 -          2,539,582       2,539,582

Dividends declared -
    $0.51 per weighted
    average share                                                                       (1,892,604)     (1,892,604)
BALANCE
    SEPTEMBER 30, 1997                  $37,678     $33,832,226        $(1,172,243)    $   646,769     $33,344,430
                                        =======     ===========        ===========     ===========     ===========


ANNALY MORTGAGE MANAGEMENT, INC.

STATEMENT OF CASH FLOWS
FOR THE PERIOD FEBRUARY 18, 1997 (COMMENCEMENT OF OPERATIONS) THROUGH
SEPTEMBER 30, 1997
--------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                    $2,539,582
Adjustments to reconcile net income to
    net cash provided by operating activities:
    Amortization of mortgage premiums and discounts, net         1,302,859
    Gain on sale of Mortgage-Backed Securities                    (659,265)
    Increase in accrued interest receivable                     (2,109,622)
    Increase in other assets                                      (237,362)
    Increase in accrued interest payable                         2,394,179
    Increase in accrued expenses and other liabilities             156,546
                                                                ----------
           Net cash provided by operating activities             3,386,917
                                                                ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Mortgage-Backed Securities                      (537,583,640)
  Proceeds from sale of Mortgage-Backed Securities              95,963,096
  Principal payments on Mortgage-Backed Securities              33,299,701
  Purchase of furniture                                             (1,451)
                                                              ------------
           Net cash used in investing activities              (408,322,294)
                                                              ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from repurchase agreements                        1,563,478,126
  Principal payments on repurchase agreements               (1,191,187,112)
  Net proceeds from private placement equity offering           32,979,904
  Net proceeds from direct offering                                878,000
  Dividends paid                                                (1,214,400)
                                                            --------------

           Net cash provided by financing activities           404,934,518
                                                            --------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                             (859)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      12,011
                                                            --------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                           $11,152
                                                            ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                                 $7,880,727
                                                            ==============

NONCASH FINANCING ACTIVITIES:
  Unrealized losses on available-for-sale securities, net       $1,172,243
                                                            ==============

  Dividends declared, not yet paid                                $678,204
                                                            ==============

ANNALY MORTGAGE MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS
FOR THE PERIOD FEBRUARY 18, 1997 (COMMENCEMENT OF OPERATIONS) THROUGH
SEPTEMBER 30, 1997
--------------------------------------------------------------------------------

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

   Annaly Mortgage Management, Inc. (the "Company") was incorporated in Maryland on November 25, 1996. The Company commenced its operations of purchasing and managing an investment portfolio of primarily adjustable-rate Mortgage-Backed Securities on February 18, 1997, upon receipt of the net proceeds from the private placement of equity capital (see Note 5).

   A summary of the Company's significant accounting policies follows:

   CASH AND CASH EQUIVALENTS - Cash and cash equivalents includes cash on hand and money market funds. The carrying amounts of cash equivalents approximates their value.

   MORTGAGE-BACKED SECURITIES - The Company invests primarily in mortgage pass-through certificates, collateralized mortgage obligations and other mortgage-backed securities representing interests in or obligations backed by pools of mortgage loans (collectively, "Mortgage-Backed Securities").

   Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"), requires the Company to classify its investments as either trading investments, available-for-sale investments or held-to-maturity investments. Although the Company generally intends to hold most of its Mortgage-Backed Securities until maturity, it may, from time to time, sell any of its Mortgage-Backed Securities as part of its overall management of its balance sheet. This flexibility requires the Company to classify all of its Mortgage-Backed Securities as available-for-sale. All assets classified as available-for-sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity.

   Unrealized losses on Mortgage-Backed Securities that are considered other than temporary, as measured by the amount of decline in fair value attributable to factors other than temporary, are recognized in income and the cost basis of the Mortgage-Backed Securities is adjusted.

   Interest income is accrued based on the outstanding principal amount of the Mortgage-Backed Securities and their contractual terms. Premiums and discounts associated with the purchase of the Mortgage-Backed Securities are amortized into interest income over the lives of the securities using the effective yield method.

   Mortgage-Backed Securities transactions are recorded on the date the securities are purchased or sold. Purchases of newly issued securities are recorded when all significant uncertainties regarding the characteristics of the securities are removed, generally shortly before settlement date. Realized gains and losses on Mortgage-Backed Securities transactions are determined on the specific identification basis.

   CREDIT RISK - At September 30, 1997, the Company has limited its exposure to credit losses on its portfolio of Mortgage-Backed Securities by only purchasing securities from Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA"), or Government National Mortgage Association ("GNMA"). The payment of principal and interest on the FHLMC and FNMA Mortgage-Backed Securities is guaranteed by those respective agencies and the payment of principal and interest on the GNMA Mortgage-Backed Securities is backed by the full-faith-and-credit of the U.S. government. At September 30, 1997, all of the Company's Mortgage-Backed Securities have an implied "AAA" rating.

   INCOME TAXES - The Company will elect to be taxed as a Real Estate Investment Trust ("REIT") and intends to comply with the provisions of the Internal Revenue Code of 1986, as amended (the "Code") with respect thereto. Accordingly, the Company will not be subjected to Federal income tax to the extent of its distributions to shareholders and as long as certain asset, income and stock ownership tests are met.

   NET INCOME PER SHARE - Net income per share is computed by dividing net income by the weighted average number of common shares and common share equivalents (e.g., stock options), if dilutive, outstanding during the period. The Company had no dilutive common stock equivalents outstanding during the period.

   USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   RECENT ACCOUNTING PRONOUNCEMENTS-In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting No. 128, Earnings Per Share (SFAS No. 128). SFAS No. 128 supersedes APB Opinion No. 15, Earnings Per Share, and specifies the computation, presentation and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. SFAS No. 128 will replace Primary EPS and Fully diluted EPS with Basic EPS and Diluted EPS, receptively. SFAS No. 128 will require dual presentation of Basic EPS and Diluted EPS on the face of the income statement for all entities with complex capital structures. SFAS No. 128 also will require a reconciliation of the numerator and denominator of the Basic EPS to the numerator and denominator of the Diluted EPS computation. SFAS NO. 128 will be effective for financial statements for periods ending after December 15, 1997

   In February 1997, the FASB issued SFAS No. 129, Disclosure of Information about Capital Structure. This statement establishes standards for disclosing information about an entity's capital structure.

   On June 30, 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. This statement requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position.

   The Company intends to comply with the requirements of these statements which are effective for periods ending after December 15, 1997. The company has determined that these statements will not result in material changes to the Company's financial position and results of operations.

2. MORTGAGE-BACKED SECURITIES

   The following table pertains to the Company's Mortgage-Backed Securities classified as available-for-sale as of September 30, 1997, which are carried at their fair value:

                               FEDERAL          FEDERAL         GOVERNMENT
                              HOME LOAN         NATIONAL         NATIONAL           TOTAL
                              MORTGAGE          MORTGAGE         MORTGAGE          MORTGAGE
                             CORPORATION      ASSOCIATION       ASSOCIATION         ASSETS

Mortgage-Backed
  Securities, gross          $32,141,035     $262,678,619        $65,726,026        $360,545,680

Unamortized discount              (1,836)        (115,095)                 -            (116,931)
Unamortized premium              602,691        7,304,629          1,689,981           9,597,301
                             -----------     ------------        -----------        ------------

Amortized cost                32,741,890      269,868,153         67,416,007         370,026,050

Gross unrealized gains            19,722          221,618             21,827             263,167
Gross unrealized losses          (91,715)      (1,062,723)          (280,972)         (1,435,410)
                             -----------     ------------        -----------        ------------

Estimated fair value         $32,669,897     $269,027,048        $67,156,862        $368,853,807
                             ===========     ============        ===========        ============


   At September 30, 1997, all investments in Mortgage-Backed Securities consist of securities backed by mortgage loans secured by single-family residential housing. All of the securities acquired, as of September 30, 1997, are securitized by either FHLMC, FNMA or GNMA.

   The adjustable rate Mortgage-Backed Securities are limited by periodic caps (generally interest rate adjustments are limited to no more than 1% every six months) and lifetime caps. At September 30, 1997, the weighted average lifetime cap is 11%.

   During the period ended September 30, 1997, the Company realized $659,265 in gains from sales of Mortgage-Backed Securities. There were no losses on sales of Mortgage-Backed Securities during the period.


3. REPURCHASE AGREEMENTS


   The Company has entered into repurchase agreements to finance most of its Mortgage-Backed Securities. The repurchase agreements are secured by the market value of the Company's Mortgage-Backed Securities and bear interest rates that have historically moved in close relationship to LIBOR.

   As of September 30, 1997, the Company had outstanding $372,291,014 of repurchase agreements with a weighted average borrowing rate of 5.63% and a weighted average remaining maturity of 48 days. At September 30, 1997, Mortgage-Backed Securities actually pledged have estimated fair value of $353,264,531.

   At September 30, 1997, the repurchase agreements had the following remaining maturities:

   Within 30 days                                          $182,839,014
   30 to 89 days                                             57,584,000
   90 days                                                  131,868,000
                                                          --------------
                                                           $372,291,014
                                                          ==============

4. FAIR VALUE OF FINANCIAL INSTRUMENTS


   The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at September 30, 1997. FASB Statement No. 107, Disclosures About Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale:


                                                  CARRYING         FAIR
                                                   AMOUNT          VALUE

Mortgage-Backed Securities                      $370,026,050    $368,853,807


   The fair values of the Company's Mortgage-Backed Securities are based on market prices provided by certain dealers who make markets in these financial instruments. The fair values reported reflect estimates and may not necessarily be indicative of the amounts the Company could realize in a current market exchange. Cash and cash equivalents, interest receivable, repurchase agreements and other liabilities are reflected in the financial statements at their amortized cost, which approximates their fair value because of the short-term nature of these instruments.


5. COMMON STOCK


   During the period the Company completed a private placement of equity capital. The Company received net proceeds of $32,979,904 from an issuance of 3,600,000 shares of common stock. The Company received additional proceeds of $878,000 from an issuance of 87,800 shares of common stock upon the closing of a direct offering to certain directors, officers, and employees of the Company on July 31, 1997.

   During the Company's period ending September 30, 1997, the Company declared dividends to shareholders totaling $1,892,604, or $.51 per weighted average share, of which $1,214,400, or $.33 per share was paid during the period and $678,204, or $.18 per share was paid on October 23, 1997. For Federal income tax purposes, $.06 of the dividend is long-term capital gains and all other dividends paid for the period is ordinary income to the Company's stockholders.


6. LONG TERM STOCK INCENTIVE PLAN


   The Company has adopted a Long Term Stock Incentive Plan for executive officers, key employees and nonemployee directors (the "Incentive Plan"). The Incentive Plan authorizes the Compensation Committee of the Board of Directors to grant awards, including incentive stock options as defined under section 422 of the Code ("ISOs") and options not so qualified ("NQSOs"). The Incentive Plan authorizes the granting of options or other awards for an aggregate of the greater of 500,000 shares or 5% of the outstanding shares of the Company's common stock.

   Information regarding options is as follows:

                                             Number of           Weighted
                                              Shares              Average
                                             Represented         Excercise
                                             By Options            Price


Granted (311,000 ISOs,37,500, NQSOs)           345,500              $ 642
Exercised                                         -                   -
Expired                                           -                   -
                                               -------              -----

Outstanding, end period                        348,500              $6.42
                                               =======              =====

Information regarding exercise prices and contractual life:

                                               OPTIONS OUTSTANDING
                                               -------------------
                                             WEIGHTED
                                             AVERAGE          WEIGHTED
                                            REMAINING          AVERAGE
          RANGE OF         OPTIONS          CONTRACTUAL        EXERCISE
       EXERCISE PRICES    OUTSTANDING       LIFE (YRS.)         PRICE

                $4.00      208,250              3.7             $4.00
                10.00      140,250              3.6             10.00

         $4.00-$10.00      348,500              3.9             $6.42
         ============      =======              ===             =====


   The vesting periods for the options are as f ollows: 7,500 options vested as of June 26, 1997. The remainder of the options will vest in four equal annual installments beginning in 1998 and ending in 2001.


7. SUBSEQUENT EVENT


   The Company raised additional estimated net capital of $99,088,476 after underwriting fees and expenses, on October 14, 1997 upon the consummation of the public offering of an aggregate of 8,946,100 shares at $12.00 per share.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion should be read in conjunction with the Financial Statements and Notes.

SAFE HARBOR STATEMENT


   Certain statements contained herein are not, and certain statements contained in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or in the Company's other public or shareholder communications may not be, based on historical facts and are "Forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements which are based on various assumptions (some of which are beyond the Company's control), may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as "may," "will," "believe," "expect," "anticipate," "continue," or similar terms or variations on those terms, or the negative of those terms. Actual results could differ materially from those set forth in forward-looking statements due to a variety of factors, including, but not limited to, changes in interest rates, changes in yield curve, changes in prepayment rates, the availability of Mortgage-Backed Securities for purchase, the availability of financing and, if available, the terms of any such financing. For a discussion of the risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, see "Risk Factors" commencing on page 12 of the Company's Prospectus dated October 8, 1997. The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.


OVERVIEW


   The Company is a real estate investment trust ("REIT") which acquires and manages a portfolio of mortgage-backed securities ("Mortgage-Backed Securities") which can be readily financed. The Company commenced operations on February 18, 1997 upon the closing of the sale by the Company of 3,600,000 shares of common stock of the Company ("Common Stock") in an offering exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") and state securities law (the "Private Placement"). Mortgage-Backed Securities acquired by the Company from time to time may include mortgage-pass through certificates, collateralized mortgage obligations and other securities representing interests in or obligations backed by pools of mortgage loans. At September 30, 1997, all of the Mortgage-Backed Securities held by the Company were "Agency Certificates." Agency Certificates consist of mortgage participation certificates issued by the Federal Home Loan Mortgage Corporation, Pass-Through Certificates issued by the Federal National Mortgage Association, and fully modified Pass-Through Certificates guaranteed by the Government National Mortgage Association.


     The Company received additional proceeds of $878,000 upon the closing on July 31, 1997 of the sale of an aggregate of 87,800 shares of Common Stock to certain directors, officers and employees of the Company. The Company received additional proceeds of approximately $99.1 million after deducting the underwriters' discount and estimated expenses of the offering, on October 14, 1997, upon the consummation of the Company's public offering of 8,946,100 shares at a price to the public of $12 per share.

   The Company's principal business is to generate net income for distribution to stockholders from the spread between the interest income on its Mortgage-Backed Securities and the costs of borrowing to finance its acquisition of Mortgage-Backed Securities. Since its commencement of operations on February 18, 1997, the Company has been in the process of building its balance sheet by acquiring Mortgage-Backed Securities. Therefore, the operating results of the Company reflected in the financial statements included in this Form 10-Q should be interpreted in light of this growth process and are not necessarily representative of what they may be in the future.

   The Company will seek to generate growth in earnings and dividends per share in a variety of ways, including through (i) issuing new Common Stock and increasing the size of the balance sheet when opportunities in the market for Mortgage-Backed Securities are likely to allow growth in earnings per share,
(ii) seeking to improve productivity by increasing the size of the balance sheet at a rate faster than the rate of increasing operating expenses, (iii) continually reviewing the mix of Mortgage-Backed Security types on the balance sheet in an effort to improve risk-adjusted returns, and (iv) attempting to improve the efficiency of the Company's balance sheet structure through the issuance of uncollateralized subordinated debt, preferred stock and other forms of capital, to the extent management deems such issuances appropriate.

     The Capital Investment Policy is the policy established by the Company, including a majority of the Independent Directors, establishing guidelines for management relating to asset acquisitions, credit risk management, capital and leverage, interest rate risk management and prepayment risk management . Under the Capital Investment Policy adopted by the Company (the "Capital Investment Policy"), at least 75% of the Company's total assets will be comprised of "High Quality" Mortgage-Backed Securities and "High Quality" short-term investments. The term "High Quality" means securities (i) which are rated within one of the two highest rating categories by at least one of the nationally recognized rating agencies, (ii) that are unrated but are either guaranteed by the United States government or an agency of the United States government, or (iii) that are unrated or whose ratings have not been updated but are determined to be of comparable quality to rated High Quality Mortgage-Backed Securities on the basis of credit enhancement features that meet the High Quality credit criteria approved by the Company's Board of Directors. The remainder of the Company's assets, comprising not more than 25% of total assets, may consist of other qualified REIT real estate assets which are unrated or rated less than High Quality but which are at least "investment grade" (rated "BBB" or better by Standard & Poor's Corporation or the equivalent by another nationally recognized rating organization or, if not rated, are determined by the Company to be of comparable credit quality to an investment which is rated "BBB" or better. Mortgage-Backed Securities acquired by the Company from time to time may include, but will not be limited to, Mortgage-Backed Securities backed by single-family residential mortgage loans and Mortgage-Backed Securities backed by loans on multi-family, commercial or other real estate-related properties.


RESULTS OF OPERATIONS: FOR THE QUARTER ENDED SEPTEMBER 30, 1997 AND THE
                       PERIOD FROM FEBRUARY 18, 1997 TO SEPTEMBER 30, 1997


   The Company's 1997 fiscal year commenced with the start of operations on February 18, 1997 and will conclude December 31, 1997. The 225 day period from February 18, 1997 to September 30, 1997 is referred to herein as "the period ended September 30, 1997."

   NET INCOME SUMMARY

   For the quarter ended September 30, 1997, net income was $1,199,523, or $0.32 per weighted average share. For the period ended September 30, 1997, net income was $2,539,582 or $0.68 per weighted average share. Net income per share is computed by dividing net income by the weighted average number of shares of Common Stock outstanding, which were 3,739,170 for the quarter and 3,704,194 for the period. Dividends per share were $0.51 per weighted average share, $1,891,604 in total. Taxable income did not differ from GAAP income for the period. Return on average equity was 12.37% on an annualized basis, for the period ended September 30, 1997.

   Management's policy is to focus on income and expense measures as a percentage of equity rather than as a percentage of assets. Therefore, improvements in asset-based measures such as net interest margin or operating expenses as a percentage of assets do not necessarily translate into improved stockholder returns. Improvements in net interest income or operating expenses as a percentage of equity, however, indicate that the Company is effectively utilizing its equity capital base.

   TAXABLE INCOME AND GAAP INCOME

   For the period ended September 30, 1997, income as calculated for tax purposes (taxable income) did not differ from income as calculated according to generally accepted accounting principles (GAAP income). However, such amounts could differ in the future for various reasons. For example, the Company may take credit provisions which would affect GAAP income whereas only actual credit losses are deducted in calculating taxable income. In addition, general and administrative expenses may differ due to differing treatment of leasehold amortization, certain stock option expenses and other items. As of September 30, 1997, the Company had not taken credit provisions because all of the Mortgage-Backed Securities acquired by the Company through September 30, 1997 had been Agency Certificates which, although not rated, carry an implied "AAA" rating.

   The distinction between taxable income and GAAP income is important to the Company's stockholders because dividends are declared on the basis of taxable income. While the Company does not pay taxes so long as it satisfies the requirements fro exemption from taxation pursuant to the REIT Provisions of the Code, each year the Company completes a corporate tax form wherein taxable income is calculated as if the Company were to be taxed. This taxable income level determines the amount of dividends the Company can pay out over time.

   INTEREST INCOME AND AVERAGE EARNING ASSET YIELD

   The Company had average earning assets of $383.6 million for the quarter ended September 30, 1997 and $316.2 million for the period ended September 30, 1997. The Company's primary source of income for the period ended September 30, 1997 was interest income. A portion of income was generated by gains on sales of Mortgage-Backed Securities. Interest income was $6.1 million for the quarter ended September 30, 1997 and $12.6 million for the period ended September 30, 1997. The yield on average earning assets was 6.33% for the quarter ended September 30, 1997 and 6.46% for the period ended September 30, 1997. The table below shows, for the quarter ended and the period ended September 30, 1997, the Company's average balance of cash equivalents and Mortgage-Backed Securities, the yields earned on each type of earning assets, the yield on average earning assets and interest income.

                                                    AVERAGE EARNING ASSET YIELD
                                                      (dollars in thousands)



                                                                                                 Yield on
                                                               Average                           Average
                                                              Amortized                         Amortized
                                                               Cost of              Yield on     Cost of    Yield on
                                                   Average    Mortgage-   Average    Average    Mortgage-    Average
                                                    Cash        Backed    Earning     Cash        Backed     Earning    Interest
                                                 Equivalents  Securities  Assets   Equivalents  Securities   Assets      Income
                                               ----------------------------------------------------------------------------------

For the Quarter Ended September 30,  1997            $2        $383,556  $383,558     3.26%       6.33%       6.33%       $6,123

For the Period Ended September 30,  1997            $76        $316,245  $316,321     4.60%       6.46%       6.46%       $12,632



   The Constant Prepayment Rate (or "CPR") on the Company's portfolio of Mortgage-Backed Securities for the period ended September 30, 1997 was 17%. "CPR" means an assumed rate of prepayment for the Company's Mortgage-Backed Securities, expressed as an annual rate of prepayment relative to the outstanding principal balance of the Company's Mortgage-Backed Securities. This CPR does not purport to be either a historical description of the prepayment experience of the Company's Mortgage-Backed Securities or a prediction of the anticipated rate of prepayment of the Company's Mortgage-Backed Securities. Since a large portion of the Company's assets was purchased at a premium to par value and only a small portion of the Company's assets was purchased at a discount to par value, the premium balance in the Company's portfolio is substantially higher than the discount balance. Principal prepayments had a negative effect on the Company's earning asset yield for the period ended September 30, 1997 because the Company adjusts its rate of premium amortization and discount accretion monthly based on actual payments received.

   INTEREST EXPENSE AND THE COST OF FUNDS

   The Company had average borrowed funds of $357.2 million and total interest expense of $5.1 million for the quarter ended September 30, 1997. The average cost of funds was 5.69% for the same period. The Company had average borrowed funds of $285.2 million and total interest expense of $10.3 million for the period ended September 30, 1997. The average cost of funds was 5.84% for the same period. The Company anticipates that its largest expense will usually be the cost of borrowed funds. Interest expense is calculated in the same manner for GAAP and tax purposes.


     With the Company's current asset/liability management strategy, changes in the Company's cost of funds are expected to be closely correlated with changes in short-term LIBOR, although the Company may choose to extend the maturity of its liabilities at any time. The Company's average cost of funds was 0.06% above one-month LIBOR for the quarter ended September 30, 1997. The Company's average cost of funds was 0.10% above one-month LIBOR for the period ended September 30, 1997. The Company generally has structured its borrowings to adjust with one-month LIBOR because the Company believes that one-month LIBOR may continue to be lower than six-month LIBOR in the present interest rate environment. During the period ended September 30, 1997, average one-month LIBOR, which was 5.64%, was 0.17% lower than average six month LIBOR, which was 5.81%.


   The table below shows, for the quarter ended and the period ended September 30, 1997, the Company's average borrowed funds and average cost of funds as compared to average one and six-month LIBOR.

                             AVERAGE COST OF FUNDS
                             (dollars in thousands)

                                                                                                 Average     Average    Average
                                                                                                One-Month    Cost of    Cost of
                                                                                                  LIBOR       Funds      Funds
                                                                                               Relative to  Relative to  Relative to
                                            Average             Average   Average   Average    Average Six-    Average    Average
                                            Borrowed  Interest  Cost of  One-Month  Six-Month    Month       One-Month   Six-Month
                                             Funds    Expense    Funds     LIBOR     LIBOR       LIBOR         LIBOR       LIBOR
                                           -----------------------------------------------------------------------------------------

For the Quarter Ended September 30, 1997    $357,205   $5,126    5.69%     5.63%     5.81%       (0.18%)        0.06%      (0.12%)

For the Period Ended September 30, 1997     $285,219  $10,275    5.84%     5.64%     5.81%       (0.17%)        0.10%       0.03%


   NET INTEREST RATE AGREEMENT EXPENSE

   For the period ended September 30, 1997, the Company did not enter into any interest rate agreements. As part of its asset/liability management process, the Company may enter into interest rate agreements such as interest rate caps, floors and swaps. The agreements would be entered into to reduce interest rate risk and would be designed to provide income and capital appreciation to the Company in the event of certain changes in interest rates. While the Company has determined, based upon the current interest rate environment and other relevant factors, that it would not be economically advantageous, at present, for the Company to enter into interest rate agreements, the Company may enter into such agreements in the future.

   NET INTEREST INCOME

   Interest income, which equals interest income less interest expense, totaled $997,367 for the quarter ended September 30, 1997, and $2.3 million for the period ended September 30, 1997. Net interest spread, which equals the yield on the Company's average assets for the period less the average cost of funds for the period, was 0.64% for the quarter ended September 30, 1997 and 0.62% for the period ended September 30, 1997. Net interest margin, which equals net interest income divided by average total assets, was 1.16% on an annualized basis, for the period ended September 30, 1997. The principal reason that annualized net interest margin exceeded net interest spread is that average assets exceeded average liabilities. A portion of the Company's assets is funded with equity rather than borrowings. The Company did not have any interest rate agreement expenses for the period ended September 30, 1997.

   The table below shows interest income by earning asset type, average earning assets by type, total interest income, interest expense, average repurchase agreements, average cost of funds, and net interest income for the quarter ended September 30, 1997 and the period ended September 30, 1997.

                              NET INTEREST INCOME
                             (dollars in thousands)

                            Average
                           Amortized
                            Cost of    Interest                                       Yield on
                           Mortgage-  Income on                Interest               Average    Average
                            Backed    Mortgaged-   Average     Income on     Total    Interest  Balance of          Average   Net
                           Securities   Backed       Cash         Cash      Interest  Earning   Repurchase Interest Cost of Interest
                             Held     Securities  Equivalents  Equivalents   Income    Assets   Agreements  Expense  Funds   Income
                           ---------------------------------------------------------------------------------------------------------

For the Quarter Ended
  September 30, 1997       $383,556      $6,123       $2             -       $6,123     6.33%    $357,205    $5,126   5.69%   $997

For the Period Ended
  September 30, 1997       $316,245     $12,602      $76           $31      $12,632     6.46%    $285,219   $10,275   5.84% $2,357


   GAINS AND LOSSES ON SALES OF MORTGAGE-BACKED SECURITIES

   For the quarter ended September 30, 1997, the Company sold Mortgage-Backed Securities with an aggregate historical amortized cost of $64.8 million for an aggregate gain of $429,400. For the period ended September 30, 1997, the Company sold Mortgage-Backed Securities with an aggregate historical amortized cost of $139.4 million for an aggregate gain of $659,265. The difference between the sale price and the historical amortized cost of the Mortgage-Backed Securities is a realized gain and increased income accordingly. The Company does not expect to sell assets on a frequent basis, but may from time to time sell existing assets to move into new assets which management believes might have higher risk-adjusted returns or to manage its balance sheet as part of management's asset/liability management strategy.

   CREDIT EXPENSES

   The Company has not experienced credit losses on its portfolio of Mortgage-Backed Securities to date, but losses may be experienced in the future. At September 30, 1997, the Company had limited its exposure to credit losses on its portfolio of Mortgage-Backed Securities by purchasing only Agency Certificates which, although not rated, carry an implied "AAA" rating.

   GENERAL AND ADMINISTRATIVE EXPENSES

   General and Administrative expenses ("operating expense" or "G&A expense") was $227,245 for the quarter ended September 30, 1997 and $477,141 for the period ended September 30, 1997. There were no differences in the calculation of G&A expense for taxable and GAAP income purposes.


                               G&A EXPENSE RATIOS
                             (dollars in thousands)

                                                                                 Total G&A     Total G&A
                                                  Cash                            Expense/      Expense/
                                                Comp and     Other     Total      Average       Average      Efficiency
                                                Benefits      G&A       G&A        Assets        Equity        Ratio
                                                 Expense    Expense   Expense   (annualized)  (annualized)  (annualized)
                                              --------------------------------------------------------------------------
For the Quarter Ended September 30, 1997           $99       $128      $227          0.22%         2.68%        22.78%

For the Period Ended September 30, 1997           $239       $238      $477          0.24%         2.32%        20.24%


   The Company expects G&A expense to increase following the Offering. The Company hired a new employee, on October 15, 1997, to expand the Company's capabilities with respect to acquiring and monitoring its portfolio of Mortgage-Backed Securities. In addition, certain compensation expenses will increase commensurate with growth in the Company's equity base. Despite these increases in operating expenses, management believes that the Company's operating expenses over time are likely to grow at a slower rate than its asset or equity base and thus management believes that the Company's operating expense ratios are likely to continue to improve over time.

   NET INCOME AND RETURN ON AVERAGE EQUITY

   Net income was $1.2 million for the quarter ended September 30, 1997. For the period ended September 30, 1997, net income was $2.5 million. Return on average equity for the period ended September 30, 1997, was 12.37% on an annualized basis. The table below shows, on an annualized basis, for the quarter ended and the period ended September 30, 1997, the Company's net interest income, gain on sale of Mortgage-Backed Securities and G&A expense each as a percentage of average equity, and the return on average equity.


                     COMPONENTS OF RETURN ON AVERAGE EQUITY


                                                                 Gain on Sale of
                                                                 Mortgage-Backed
                                          Net Interest Income/  Securties/ Average  G&A Expense/   Return on Average
                                            Average Equity          Equity         Average Equity       Equity
                                           -------------------------------------------------------------------------
For the Quarter Ended September 30, 1997         11.76%              5.06%              2.68%            14.14%

For the Period Ended September 30, 1997          11.48%              3.21%              2.32%            12.37%


   DIVIDENDS AND TAXABLE INCOME

   The Company will elect to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. Accordingly, the Company intends to distribute substantially all of its taxable income for each year to stockholders, including income resulting from gains on sales of Mortgage-Backed Securities. On a cumulative basis through September 30, 1997, earned taxable income exceeded dividend declarations by $646,978, or $0.17 per share, based on the number of shares of Common Stock outstanding at period end.


                                DIVIDEND SUMMARY
                             (dollars in thousands)


                                                   Weighted   Taxable  Dividend Per                      Cumulative
                                         Taxable    Average     Net      Weighted             Dividend  Undistributed
                                           Net      Common    Income      Average     Total    Pay-Out     Taxable
                                          Income    Shares    Per Share    Share    Dividends   Ratio      Income
                                         ----------------------------------------------------------------------------
For the Quarter Ended September 30, 1997  $1,200   3,739,170    $0.32      $0.18        $678      56.5%

For the Period Ended September 30, 1997   $2,539   3,704,194    $0.68      $0.51      $1,892      74.5%       $647


FINANCIAL CONDITION

   MORTGAGE-BACKED SECURITIES

   All of the Company's Mortgage-Backed Securities at September 30, 1997 were adjustable-rate or fixed-rate Mortgage-Backed Securities backed by Single-Family Mortgage Loans. All of the mortgage assets underlying such Mortgage-Backed Securities were secured with a first lien position with respect to the underlying single-family properties. At September 30, 1997, all the Company's Mortgage-Backed Securities were Agency Certificates which carry an implied "AAA" rating. All of the Company's earning assets are marked-to-market at liquidation value.

   Discount balances are accreted as an increase in interest income over the life of discount

Mortgage-Backed Securities and premium balances are amortized as a decrease in interest income over the life of premium Mortgage-Backed Securities. At September 30, 1997, the Company had on it's balance sheet $116,931 total unamortized discount (which is the difference between the remaining principal value and the current historical amortized cost of Mortgage-Backed Securities acquired at a price below principal value) and $9.6 million total unamortized premium (which is the difference between the remaining principal value and the current historical amortized cost of Mortgage-Backed Securities acquired at a price above principal value).

   Mortgage principal repayments received were $33.3 million for the period ended September 30, 1997, which equals a CPR of 17%. Given the Company's current portfolio composition, if mortgage principal repayment rates increase over the life of the Mortgage-Backed Securities comprising the current portfolio, all other factors being equal, the Company's net interest income should decrease during the life of such Mortgage-Backed Securities as the Company will be required to amortize its net premium balance into income over a shorter time period. Similarly, if mortgage principal prepayment rates decrease over the life of such Mortgage-Backed Securities, all other factors being equal, the Company's net interest income should increase during the life of such Mortgage-Backed Securities as the Company will amortize its net premium balance over a longer time.

   The table below summarizes the Company's Mortgage-Backed Securities at September 30, 1997.


                           MORTGAGE-BACKED SECURITIES
                             (dollars in thousands)


                                                      Amortized              Estimated
                                                        Cost                 Fair Value
                       Principal    Net    Amortized  Principal  Estimated   Principal      Weighted
                         Value    Premium    Cost       Value    Fair Value    Value      Average Yield
                     ----------------------------------------------------------------------------------
At September 30, 1997  $360,546    $9,480  $370,026    102.63%    $368,854    102.30%         6.58%

   During the period ended September 30, 1997, the Company's Mortgage-Backed Securities consisted solely of Agency Certificates. However, the Company may purchase other types of Mortgage-Backed Securities in the future.


            ADJUSTABLE-RATE MORTGAGE-BACKED SECURITY CHARACTERISTICS
                             (dollars in thousands)


                                                                           Weighted                            Principal Value
                                                                            Average                             at Period End
                                     Weighted                               Term to     Weighted                   as % of
                                      Average   Weighted      Weighted        Next       Average    Weighted      Mortgage-
                         Principal    Coupon     Average       Average       Coupon     Lifetime     Average       Backed
                           Value       Rate    Index Level    Net Margin   Adjustment      Cap     Asset Yield   Securities
                        ------------------------------------------------------------------------------------------------------
At September 30, 1997     $350,221     7.26%     5.48%          1.78%         1          11.30%       6.56%         97.14%

   The tables below set forth certain characteristics of the Company's Mortgage-Backed Securities at September 30, 1997. The index level for adjustable-rate Mortgage-Backed Securities is the weighted average rate of the various short-term interest rate indices which determine the coupon rate.

              FIXED-RATE MORTGAGE-BACKED SECURITY CHARACTERISTICS
                             (dollars in thousands)



                                                                              Principal Value as %
                                          Weighted Average  Weighted Average  of Mortgage- Backed
                        Principal Value     coupon Rate        Asset Yield          Securities
                       ---------------------------------------------------------------------------
At September 30, 1997       $10,325          8.00%               7.30%                2.86%

   At September 30, 1997, the Company held Mortgage-Backed Securities with coupons linked to the one- year Treasury Index, one month LIBOR and the six-month CD rate. The table below segments the Company's adjustable-rate Mortgage-Backed Securities by type of adjustment index, coupon adjustment frequency and annual and lifetime cap adjustment.


              ADJUSTABLE-RATE MORTGAGE-BACKED SECURITIES BY INDEX

                                                                                1-Year Treasury
                                            One-Month LIBOR  Six-Month CD Rate       Index
                                           ----------------------------------------------------
Weighted Average Adjustment Frequency            1 mo.             6 mo.              12 mo.


Weighted Average Term to Next Adjustment         1 mo.             3 mo.               6 mo.

Weighted Average Annual; Period Cap              none             2.00%               1.78%

Weighted Average Lifetime Cap                    9.60%           11.06%              11.78%

Mortgage Principal Value as Percentage of
  Mortgage-Backed Securities                     16.71%          19.97%              60.46%


   The table below shows unrealized gains and losses on the Mortgage-Backed Securities in the Company's portfolio at September 30, 1997.



                          UNREALIZED GAINS AND LOSSES


                                                                                       At
                                                                              September 30, 1997
                                                                           ----------------------
                                                                           (dollars in thousands)
Unrealized Gain                                                                     $ 263
Unrealized Loss                                                                    (1,435)
Net Unrealized Loss                                                                (1,172)
Net Unrealized Loss as % of Mortgage-Backed Securities Principal Value              0.33%
Net Unrealized Loss as % of Mortgage-Backed Securities Amortized Cost               0.32%

   INTEREST RATE AGREEMENTS

   Interest rate agreements are assets that are carried on a balance sheet at estimated liquidation value. At September 30, 1997, there were no interest rate agreements on the Company's balance sheet.

   BORROWINGS

   To date, the Company's debt has consisted entirely of borrowings collateralized by a pledge of the Company's Mortgage-Backed Securities. These borrowings appear on the balance sheet as repurchase agreements. At September 30, 1997, the Company had established uncommitted borrowing facilities in this market with nineteen lenders in amounts which the Company believes are in excess of its needs. All of the Company's Mortgage-Backed Securities are currently accepted as collateral for such borrowings. The Company, however, limits its borrowings, and thus its potential asset growth, in order to maintain unused borrowing capacity and thus increase the liquidity and strength of its balance sheet.

   For the period ended September 30, 1997, the term to maturity of the Company's borrowings has ranged from one day to six months, with a weighted average original term to maturity of 90 days and a weighted average remaining maturity of 48 days at September 30, 1997. Many of the Company's borrowings have a cost of funds which adjusts monthly based on a fixed spread over or under one-month LIBOR or based on the daily Fed Funds rate. As a result, the average term to the next rate adjustment for the Company's borrowings is typically shorter than the term to maturity for the Company's Mortgage-Backed Securities. At September 30, 1997, the weighted average cost of funds for all of the Company's borrowings was 5.62% and the weighted average term to next rate adjustment was 48 days.

   LIQUIDITY

   Liquidity, which is the Company's ability to turn non-cash assets into cash, allows the Company to purchase additional Mortgage-Backed Securities and to pledge additional assets to secure existing borrowings should the value of pledged assets decline. Potential immediate sources of liquidity for the Company include cash balances and unused borrowing capacity. Unused borrowing capacity will vary over time as the market value of the Company's Mortgage-Backed Securities varies. The Company's balance sheet also generates liquidity on an on-going basis through mortgage principal repayments and net earnings held prior to payment as dividends. Should the Company's needs ever exceed these on-going sources of liquidity plus the immediate sources of liquidity discussed above, management believes that the Company's Mortgage-Backed Securities could in most circumstances be sold to raise cash.

   STOCKHOLDERS' EQUITY

   The Company uses "available-for-sale" treatment for its Mortgage-Backed Securities; these assets are carried on the balance sheet at estimated market value rather than historical amortized cost. Based upon such "available-for-sale" treatment, the Company's equity base at September 30, 1997 was $33.3 million, or $8.85 per share. If the Company had used historical amortized cost accounting, the Company's equity base at September 30, 1997 would have been $34.5 million, or $9.16 per share.

   With the Company's "available-for-sale" accounting treatment, unrealized fluctuations in market values of assets do not impact GAAP or taxable income but rather are reflected on the balance sheet by changing the carrying value of the assets and reflecting the change in stockholders' equity under "Net Unrealized Losses on Assets Available of Sale." By accounting for its assets in this manner, the Company hopes to provide useful information to stockholders and creditors and to preserve flexibility to sell assets in the future without having to change accounting methods.

   As a result of this mark-to-market accounting treatment, the book value and book value per share of the Company are likely to fluctuate far more than if the Company used historical amortized cost accounting. As a result, comparison with companies that use historical cost accounting for some or all of their balance sheet may be misleading.

   Unrealized changes in the estimated net market value of Mortgage-Backed Securities have one direct effect on the Company's potential earnings and dividends: positive market-to-market changes will increase the Company's equity base and allow the Company to increase its borrowing capacity while negative changes in the net market value of the Company's Mortgage-Backed Securities might impair the Company's liquidity position, requiring the Company to sell assets with the likely result of realized losses upon sale. "Net Unrealized Losses on Assets Available for Sale" was $1.2 million, or 0.32% of the amortized cost of Mortgage-Backed Securities at September 30, 1997.

   The table below shows the Company's equity capital base as reported and on a historical amortized cost basis at September 30, 1997. The historical cost equity basis is influenced by issuances of Common Stock, the level of GAAP earnings as compared to dividends declared, and other factors. The GAAP reported equity base is influenced by these factors plus changes in the "Net Unrealized Losses on Assets Available for Sale" account.


                              STOCKHOLDERS' EQUITY
                 (dollars in thousands, except per share data)




                                                                                                          GAAP Reported
                                                 Net Unrealized    GAAP Reported   Historical Amortized       Equity
                         Historical Amortized   Losses on Assets    Equity Base       Cost Equity Per    (Book Value Per
                           Cost Equity Base    Available for Sale   (Book Value)           Share              Share)
                         ------------------------------------------------------------------------------------------------
At September 30,  1997         $34,517                $1,172           $33,345             $9.16              $8.85


   LEVERAGE

   The Company's debt-to-GAAP reported equity ratio at September 30, 1997 was 11:1. The Company generally expects to maintain a ratio of debt-to-equity of between 8:1 to 12:1, although the ratio may vary from time to time based upon various factors, including management's opinion of the level of risk of its assets and liabilities, the Company's liquidity position, the level of unused borrowing capacity and over-collateralization levels required by lenders when the Company pledges assets to secure borrowings.

   The target debt-to-GAAP reported equity ratio is determined under the Company's Capital Investment Policy. Should the actual debt-to-equity ratio of the Company increase above the target level due to asset acquisition and/or market value fluctuations in assets, management will cease to acquire new assets. Management will, at such time, present a plan to its Board of Directors to bring the Company back to its target debt-to equity ratio; in many circumstances, this would be accomplished in time by the monthly reduction of the balance of Mortgage-Backed Securities through principal repayments.

ASSET/LIABILITY MANAGEMENT AND EFFECT OF CHANGES IN INTEREST RATES

   Management continually reviews the Company's asset/liability management strategy with respect to interest rate risk, mortgage prepayment risk, credit risk and the related issues of capital adequacy and liquidity. The Company seeks attractive risk-adjusted stockholder returns while maintaining a strong balance sheet.

   The Company seeks to manage the extent to which net income changes as a function of changes in interest rates by matching adjustable-rate assets with variable-rate borrowings. In addition, although it has not done so to date, the Company may seek to mitigate the potential impact on net income of periodic and lifetime coupon adjustment restrictions in its portfolio of Mortgage-Backed Securities by entering into interest rate agreements such as interest rate caps and interest rate swaps. While the Company has determined, based upon the current interest rate environment and other relevant factors, that it would not be economically advantageous, at present, for the Company to enter into interest rate agreements, the company may enter into such agreements in the future.

   Changes in interest rates may also have an effect on the rate of mortgage principal prepayments and, as a result, prepayments on Mortgage-Backed Securities. The Company will seek to mitigate the effect of changes in the mortgage principal prepayment rate from an economic point of view by balancing assets purchased at a premium with assets purchased at a discount. To date, the aggregate premium exceeds the aggregate discount on Mortgage-Backed Securities in the Company's portfolio. As a result, prepayments, which result in the expensing of unamortized premium, will reduce the Company's net income compared to what net income would be absent such prepayments.

INFLATION

   Virtually all of the Company's assets and liabilities are financial in nature. As a result, interest rates and other factors drive the Company's performance far more than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. The Company's financial statements are prepared in accordance with GAAP and the Company's dividends are determined by the Company's net income as calculated for tax purposes; in each case, the Company's activities and balance sheet are measured with reference to historical cost or fair market value without considering inflation.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings


     At September 30, 1997 there were no pending legal proceedings to which the Company as a party or of which any of its property was subject.


Item 2.  Changes in Securities and Use of Proceeds

   Changes in Securities
   ---------------------

   On July 31, 1997, the Company sold 87,800 shares of Common Stock to certain directors, officers and employees of the Company at a price of $10.00 per share of Common Stock or $878,000 in the aggregate. The foregoing shares were sold without registration under the Securities Act in reliance on the exemption provided by Section 4(2) thereof.

   Use of Proceeds of Initial Public Offering
   ------------------------------------------

Effective Date of the Company's Registration Statements: October 7, 1997 (effective date of Post-Effective Amendment No. 1 to Registration Statements - October 8, 1997)


Commission File Numbers:          333-32913 and 333-37391


Date the Offering Commenced:      October 8, 1997


Names of Managing Underwriters:   Friedman, Billings, Ramsey & Co., Inc.,
                                  Sutro & Co. Incorporated and Tucker Anthony
                                  Incorporated

Class of Securities Registered:   Common Stock
Amount Registered and Sold:       See below

   The following table sets forth the amount and aggregate offering price of securities registered and sold for the account of the Company and for the accounts of the selling stockholders in the Offering:

   For the Account of the Company
   ------------------------------

   Amount registered -  8,946,100 shares
   Aggregate price of offering amount registered -  $107,353,200
   Amount sold -  8,946,100 shares
   Aggregate offering price of amount sold - $107,353,200

   For the Accounts of the Selling Stockholders
   --------------------------------------------

   Amount registered -  845,000 shares
   Aggregate price of offering amount registered -  $10,140,000
   Amount sold -  845,000
   Aggregate offering price of amount sold - $10,140,000


Expenses:

   The expenses incurred for the Company's account in connection with the Offering are as follows:


   Underwriting Discounts and Commissions*    $7,514,724
   Finders Fees*                              $        0
   Expenses Paid to or for Underwriters**     $        0
   Other Expenses**                           $  750,000
   Total Expenses**                           $8,264,724

   *   Actual amount of expense
   **  Reasonable estimate for amount of expense

None of the expenses of the Offering consisted of direct or indirect payments to
(i) directors, officers, general partners of the Company or their associates,
(ii) persons owning 10 percent or more of any class of equity securities of the Company, or (iii) affiliates of the Company.


Net Proceeds: The net offering proceeds to the Company from the Offering after deducting the total expenses described above was $99,088,476. All of the net proceeds of the Offering have been used to acquire Mortgage-Backed Securities.


Item 3.  Defaults Upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

          Exhibit 10.1 - Form of Purchase Agreement between the Company and the purchasers in the Direct Offering (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-11 (Registration No. 333-32913) filed with the Securities and Exchange Commission on August 5, 1997).


          Exhibit 27.1 - Financial Data Schedule

         (b) Reports

              None

                                  SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                           ANNALY MORTGAGE MANAGEMENT

Dated:  November 10, 1997                  By:/s/ Michael A.J. Farrell
                                              ------------------------
                                              Michael A.J. Farrell
                                              Chairman of the Board and Chief
                                              Executive Officer (authorized
                                              officer of registrant)

Dated:  November 10, 1997                  By:/s/ Kathryn F. Fagan
                                              ---------------------
                                              Kathryn F. Fagan
                                              Chief Financial Officer and
                                              Treasurer (principal accounting
                                              officer)

Exhibit Index

Exhibit No.


10.1 Form of Purchase Agreement between the Company and the purchasers in the Direct Offering (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-11 (Registration No. 333-32913) filed with the Securities and Exchange Commission on August 5,
       1997).

27.1   Financial Data Schedule