Form 10-K
period 1997-12-31
ANNALY MORTGAGE MANAGEMENT INC
filed 1998-03-27
CIK 1043219

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

      FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1997

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

  FOR THE TRANSITION PERIOD FROM        TO
                           ----------   ----------

                        COMMISSION FILE NUMBER: 1-13447

                               ----------------

                       ANNALY MORTGAGE MANAGEMENT, INC.
     (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS GOVERNING INSTRUMENTS)

                  MARYLAND                                       22-3479661
        (STATE OR OTHER JURISDICTION                          (I.R.S. EMPLOYER
      OF INCORPORATION OF ORGANIZATION)                    IDENTIFICATION NUMBER)

           12 EAST 41ST STREET, SUITE 700, NEW YORK, NEW YORK 10017
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (201)696-0100
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                               ----------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
             -------------------                           ---------------------
           COMMON STOCK, PAR VALUE                        NEW YORK STOCK EXCHANGE
               $.01 PER SHARE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                     NONE

                               ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  At March 24, 1998 the aggregate market value of the voting stock held by non-affiliates of the Registrant was $138,542,380.

  The number of shares of the Registrant's Common Stock outstanding on March 24, 1998 was 12,757,676.

                     DOCUMENTS INCORPORATED BY REFERENCE:

  Portions of the Registrant's definitive Proxy Statement issued in connection with the 1998 Annual Meeting of Stockholders of the Registrant to be held on May 18, 1998 are incorporated by reference into Parts I and III.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                        ANNALY MORTGAGE MANAGEMENT, INC.

                          1997 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                     PART I
 ITEM 1.  BUSINESS.......................................................     1
 ITEM 2.  PROPERTIES.....................................................    33
 ITEM 3.  LEGAL PROCEEDINGS..............................................    33
 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............    33
                                    PART II
 ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
          MATTERS........................................................    33
 ITEM 6.  SELECTED FINANCIAL DATA........................................    35
 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS..........................................    36
 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................    45
 ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE...........................................    45
                                    PART III
 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............    46
 ITEM 11. EXECUTIVE COMPENSATION.........................................    46
 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.    46
 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................    46
                                    PART IV
 ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-
          K..............................................................    46
 FINANCIAL STATEMENTS.....................................................  F-1
 SIGNATURES...............................................................   55
 EXHIBIT INDEX

                                    PART I

ITEM 1. BUSINESS

                                  THE COMPANY

  Annaly Mortgage Management, Inc. (the "Company") was incorporated in the State of Maryland on November 25, 1996. The Company commenced operations on February 18, 1997 upon the consummation of its sale of 3,600,000 shares of Common Stock in an offering exempt from registration under the Securities Act and state securities laws (the "Private Placement"). The Company raised additional capital on July 31, 1997 upon the consummation of the its sale of 87,800 shares of Common Stock to certain directors, officers and employees of the Company (the "Direct Offering"). The Company completed its initial public offering of 8,946,100 shares on October 14, 1997.

  Annaly Mortgage Management, Inc. specializes in investing in Mortgage-Backed Securities. Its principal business objective is to generate net income for distribution to stockholders from the spread between the interest income on its Mortgage-Backed Securities and the costs of borrowing to finance its acquisition of Mortgage-Backed Securities. The Company has elected to be taxed as a Real Estate Investment Trust ("REIT"). The Company is self-advised and self-managed. The management of the Company manages the day-to-day operations, subject to the supervision of the Company's Board of Directors.

  Certain statements contained herein are not, and certain statements contained in future filings by the Company with the Securities and Exchange Commission (the "Commission") in the Company's press releases or in the Company's other public or shareholder communications may not be, based on historical facts and are "Forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements which are based on various assumptions (some of which are beyond the Company's control) may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as "may," "will," "believe," "expect," "anticipate," "continue," or similar terms or variations on those terms, or the negative of those terms. Actual results could differ materially from those set forth in forward-looking statements due to a variety of factors, including, but not limited to, changes in interest rates, changes in yield curve, changes in prepayment rates, the availability of Mortgage-Backed Securities for purchase, the availability of financing and, if available, the terms of any such financing. For a discussion of the risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, see "Risk Factors" commencing on page 23 of this Form 10-K. The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

  Reference is made to the Glossary commencing on page 48 of this report for definitions of terms used in the following description of the Company's business and elsewhere in this report.

                               BUSINESS STRATEGY

GENERAL

  The Company's principal business objective is to generate income for distribution to its stockholders, primarily from the net cash flows on its Mortgage-Backed Securities which qualify as Qualified REIT Real Estate Assets. The Company's net cash flows result primarily from the difference between (i) the interest income on its Mortgage-Backed Security investments and (ii) the borrowing and financing costs of the Mortgage-Backed Securities. To achieve its business objective and generate dividend yields, the Company's strategy is:

  . to purchase Pass-Through Certificates, CMOs and other Mortgage-Backed Securities, substantially all of which are expected to have adjustable interest rates based on changes in short-term market interest rates;

  . to acquire only those Mortgage-Backed Securities which the Company believes it has the necessary expertise to evaluate and manage, which can be readily financed and which are consistent with the Company's balance sheet guidelines and risk management objectives and generally to seek to acquire assets whose investment returns are attractive in more than a limited range of scenarios;

  . to finance purchases of Mortgage-Backed Securities with the proceeds of equity offerings and, to the extent permitted by the Company's Capital Investment Policy, to utilize leverage to increase potential returns to stockholders through borrowings (primarily under repurchase agreements);

  . to attempt to structure its borrowings to have interest rate adjustment indices and interest rate adjustment periods that, on an aggregate basis, generally correspond (within a range of one to six months) to the interest rate adjustment indices and interest rate adjustment periods of the adjustable and floating rate Mortgage-Backed Securities purchased by the Company;

  . to utilize interest rate caps, swaps and similar instruments to mitigate the risk of the cost of its variable rate liabilities increasing at a faster rate than the earnings on its assets during a period of rising interest rates;

  . to seek to minimize prepayment risk by structuring a diversified portfolio with a variety of prepayment characteristics and through other means; and

  . to issue new equity or debt and increase the size of the balance sheet when opportunities in the market for Mortgage-Backed Securities are likely to allow growth in earnings per share.

  The Company believes it is able to obtain cost efficiencies through its facilities-sharing arrangement with Fixed Income Discount Advisory Company ("FIDAC") and by virtue of management's experience in managing portfolios of Mortgage-Backed Securities and in arranging collateralized borrowings. The Company will strive to become even more cost-efficient over time by:

  . seeking to raise additional capital from time to time in order to increase its ability to invest in Mortgage-Backed Securities as operating costs are not anticipated to increase as quickly as assets and because growth will increase the Company's purchasing influence with suppliers of Mortgage-Backed Securities;

  . striving to lower its effective borrowing costs over time through seeking direct funding with collateralized lenders rather than using financial intermediaries and investigating the possibility of using commercial paper and medium term note programs;

  . improving the efficiency of its balance sheet structure by investigating the issuance of uncollateralized subordinated debt, preferred stock and other forms of capital; and

  . utilizing information technology to the fullest extent possible in its business, which technology the Company believes can be developed to improve the Company's ability to monitor the performance of its Mortgage-Backed Securities, improve its ability to assess credit risk, improve hedge efficiency and lower operating costs.

  "Mortgage-Backed Securities" which may be acquired by the Company include
(i) securities (or interests therein) evidencing undivided ownership interests in a pool of mortgage loans, the holders of which receive a "pass-through" of the principal and interest paid in connection with the underlying mortgage loans in accordance with the holders' respective, undivided interests in the pool ("Pass-Through Certificates"), and (ii) adjustable- or fixed-rate debt obligations (bonds) that are collateralized by mortgage loans or mortgage certificates ("CMOs"). "Pass-Through Certificates" include mortgage participation certificates issued by the Federal Home Loan Mortgage Corporation ("FHLMC"), mortgage pass-through certificates issued by the Federal National Mortgage Association ("FNMA"), fully modified pass-through mortgage-backed certificates guaranteed by the Government National Mortgage Association ("GNMA"), and privately-issued pass-through certificates ("Privately-Issued Certificates") issued by a third party issuer other than FHLMC, FNMA and GNMA. The term "Qualified REIT Real Estate Assets" means Mortgage-Backed Securities and other assets of the type described in section 856(c) (6)(B) of the Internal Revenue Code of 1986, as amended (the "Code").

  The Company's "Capital Investment Policy" is a set of policies established by the Company, including a majority of its independent directors, establishing guidelines for management relating to asset acquisitions, credit risk management, capital and leverage, interest rate risk management and prepayment risk management.

MORTGAGE-BACKED SECURITIES

 General

  The Company's Capital Investment Policy provides that at least 75% of its total assets will be comprised of High Quality Mortgage-Backed Securities and High Quality Short-Term Investments. The term "High Quality" as used herein means securities (i) which are rated within one of the two highest rating categories by at least one of the nationally recognized rating agencies, (ii) that are unrated but are either guaranteed by the United States government or an agency of the United States government, or (iii) that are unrated or whose ratings have not been updated but are determined to be of comparable quality to rated High Quality Mortgage-Backed Securities on the basis of credit enhancement features that meet the High Quality credit criteria approved by the Company's Board of Directors. To date, all of the Mortgage-Backed Securities acquired by the Company have been High Quality Mortgage-Backed Securities which, although not rated, carry an implied "AAA" rating. The term "Short-Term Investments" means short-term bank certificates of deposit, short-term United States treasury securities, short-term United States government agency securities, commercial paper, reverse repurchase agreements, short-term CMOs, short-term asset-backed securities and other similar types of short-term investment instruments, all of which have maturities or average durations of less than one year.

  In accordance with the Company's Capital Investment Policy, the remainder of the Company's assets, comprising not more than 25% of total assets, may consist of Mortgage-Backed Securities and other Qualified REIT Real Estate Assets which are unrated or rated less than High Quality, but which are at least "investment grade" (rated "BBB" or better by Standard & Poors Corporation ("S&P") or the equivalent by another nationally recognized rating organization) or, if not rated, are determined by the Company to be of comparable credit quality to an investment which is rated "BBB" or better. The foregoing-described Mortgage-Backed Securities, comprising in the aggregate not more than 25% of the Company's total assets, are sometimes referred to herein as "Limited Investment Assets." The Company intends to structure its portfolio to maintain a minimum weighted average rating (including the Company's deemed comparable ratings for unrated Mortgage-Backed Securities based on a comparison to rated Mortgage-Backed Securities with like characteristics) of its Mortgage-Backed Securities of at least single "A" under the S&P rating system and at the comparable level under the other rating systems.

  Allocation of the Company's investments among the permitted investment types may vary from time-to-time based on the evaluation by the Company's Board of Directors of economic and market trends and the Company's perception of the relative values available from such types of investments, provided that in no event will the Company's investment in Limited Investment Assets exceed 25% of the Company's total assets.

  To date, all of the Mortgage-Backed Securities acquired by the Company have been Agency Certificates which carry an implied "AAA" rating. Prior to acquiring any unrated securities, the Company intends to engage an independent consultant with expertise in rating "investment grade" securities to assist the Company in evaluating the creditworthiness of such securities and determining whether such securities are qualified to be purchased under the Capital Investment Policy. In making such evaluations, the Company will look at similar criteria utilized by S&P and other nationally recognized rating organizations. Such criteria may include a review of the cash flow and other characteristic of the security, an analysis of the components of the security and a valuation of comparable assets.

  The Company acquires only those Mortgage-Backed Securities which the Company believes it has the necessary expertise to evaluate and manage, which are consistent with the Company's balance sheet guidelines and risk management objectives and which the Company believes can be readily financed. Since the intention of the Company is generally to hold its Mortgage-Backed Securities until maturity, the Company generally does not seek to acquire assets whose investment returns are only attractive in a limited range of scenarios. The

Company believes that future interest rates and mortgage prepayment rates are very difficult to predict. Therefore, the Company seeks to acquire Mortgage-Backed Securities which the Company believes will provide acceptable returns over a broad range of interest rate and prepayment scenarios.

  The Mortgage-Backed Securities acquired and to be acquired by the Company consist of (i) Pass-Through Certificates, (ii) CMOs, and (iii) other Mortgage-Backed Securities, including mortgage derivative securities representing the right to receive interest only or a disproportionately large amount of interest. It is expected that the Pass-Through Certificates acquired by the Company for its investment portfolio will continue to consist primarily of adjustable-rate Agency Certificates, which include adjustable-rate mortgage participation certificates issued by FHLMC ("FHLMC Certificates"), mortgage Pass-Through Certificates issued by FNMA ("FNMA certificates") and fully modified Pass-Through Certificates guaranteed by GNMA ("GNMA Certificates"). To date, all of the Mortgage-Backed Securities acquired by the Company have been FHLMC Certificates, FNMA Certificates or GNMA Certificates (collectively, "Agency Certificates"). The Company has not and will not invest in REMIC residuals, other CMO residuals or Mortgage-Backed Securities, such as inverse floaters, which have imbedded leverage as part of their structural characteristics.

 Description of Mortgage-Backed Securities

  The Mortgage-Backed Securities in which the Company invests provide funds for mortgage loans made primarily to residential homeowners. These include securities which represent interests in pools of mortgage loans made by lenders such as savings and loan institutions, mortgage bankers and commercial banks. Pools of mortgage loans are assembled for sale to investors (such as the Company) by various governmental, government-related and private organizations.

  Interests in pools of Mortgage-Backed Securities differ from other forms of traditional debt securities, which normally provide for periodic payments of interest in fixed amounts with principal payments at maturity or specified call dates. Instead, Mortgage-Backed Securities provide for a monthly payment, which consists of both interest and principal. In effect, these payments are a "pass-through" of the monthly interest and principal payments made by the individual borrower on its residential mortgage loans, net of any fees paid to the issuer or guarantor of such securities. Additional payments result from prepayments of principal resulting from the sale of the underlying residential property, refinancing or foreclosure, net of fees or costs which may be incurred. Some mortgage-backed securities, such as securities issued by GNMA, are described as "modified pass-through." These securities entitle the holder to receive all interest and principal payments owed on the mortgage pool, net of certain fees, regardless of whether or not the mortgagors actually make mortgage payments when due.

  The investment characteristics of pass-through Mortgage-Backed Securities differ from those of traditional fixed-income securities. The major differences include the payment of interest and principal on the mortgage-backed securities on a more frequent schedule, as described above, and the possibility that principal may be prepaid at any time due to prepayments on the underlying mortgage loans or other assets. These differences can result in significantly greater price and yield volatility than is the case with traditional fixed-income securities.

  The occurrences of mortgage prepayments are affected by factors including the level of interest rates, general economic conditions, the location and age of the mortgage and other social and demographic conditions. Generally prepayments on pass-through mortgage-backed securities increase during periods of falling mortgage interest rates and decrease during periods of rising mortgage interest rates. Reinvestment of prepayments may occur at higher or lower interest rates than the original investment, thus affecting the yield of the Company's investments.

 FHLMC Certificates

  FHLMC is a privately owned government-sponsored enterprise created pursuant to an Act of Congress (Title III of the Emergency Home Finance Act of 1970, as amended, 12 U.S.C. (S)(S) 1451-1459), on July 24, 1970. The principal activity of FHLMC currently consists of the purchase of conventional Conforming Mortgage Loans or participation interests therein and the resale of the loans and participations so purchased in the form of guaranteed Mortgage-Backed Securities. FHLMC guarantees to each holder of FHLMC Certificates the timely payment of interest at the applicable pass-through rate and ultimate collection of all principal on the holder's pro rata share of the unpaid principal balance of the related Mortgage Loans, but does not guarantee the timely payment of scheduled principal of the underlying Mortgage Loans. The obligations of FHLMC under its guarantees are solely those of FHLMC and are not backed by the full faith and credit of the United States. If FHLMC were unable to satisfy such obligations, distributions to holders of FHLMC Certificates would consist solely of payments and other recoveries on the underlying Mortgage Loans and, accordingly, monthly distributions to holders of FHLMC Certificates would be affected by delinquent payments and defaults on such Mortgage Loans.

  FHLMC Certificates may be backed by pools of Single-Family Mortgage Loans or Multifamily Mortgage Loans. Such underlying Mortgage Loans may have original terms to maturity of up to 40 years. FHLMC Certificates may be issued under Cash Programs (composed of Mortgage Loans purchased from a number of sellers) or Guarantor Programs (composed of Mortgage Loans purchased from one seller in exchange for participation certificates representing interests in the Mortgage Loans purchased). FHLMC Certificates may pay interest at a fixed rate or adjustable rate. The interest rate paid on FHLMC ARM Certificates adjusts periodically within 60 days prior to the month in which the interest rates on the underlying Mortgage Loans adjust. The interest rates paid on FHLMC ARM Certificates issued under FHLMC's standard ARM programs adjust in relation to the Treasury Index. Other specified indices used in FHLMC ARM programs include the 11th District Cost of Funds Index published by the Federal Home Loan Bank of San Francisco, LIBOR and other indices. Interest rates paid on fully-indexed FHLMC ARM Certificates equal the applicable index rate plus a specified number of basis points ranging typically from 125 to 250 basis points. In addition, the majority of series of FHLMC ARM Certificates issued to date have evidenced pools of Mortgage Loans with monthly, semi-annual or annual interest adjustments. Adjustments in the interest rates paid are generally limited to an annual increase or decrease of either 100 or 200 basis points and to a lifetime cap of 500 or 600 basis points over the initial interest rate. Certain FHLMC programs include Mortgage Loans which allow the borrower to convert the adjustable mortgage interest rate to a fixed rate. Adjustable-Rate Mortgage Loans ("ARMs") which are converted into fixed-rate Mortgage Loans are repurchased by FHLMC or by the seller of such loan to FHLMC at the unpaid principal balance thereof plus accrued interest to the due date of the last adjustable rate interest payment. An "ARM Certificate" means a Mortgage-Backed Security that features adjustments of the underlying interest rate at predetermined times based on an agreed margin to an established index, such as LIBOR, the Treasury Index or the CD Rate. "LIBOR" means the London Interbank Offered Rate as it may be defined, and for a period of time specified, in a Mortgage-Backed Security or borrowing of the Company. "Treasury Index" means the monthly/weekly average yield of the benchmark U.S. Treasury securities, as published by the Board of Governors of the Federal Reserve System. "CD Rate" means the weekly average of secondary market interest rates on six-month negotiable certificates of deposit, as published by the Federal Reserve Board in its Statistical Release H.15(519), Selected Interest Rates.

 FNMA Certificates

  FNMA is a privately owned, federally chartered corporation organized and existing under the Federal National Mortgage Association Charter Act (12 U.S.C. (S)1716 et seq.). FNMA provides funds to the mortgage market primarily by purchasing home Mortgage Loans from local lenders, thereby replenishing their funds for additional lending. FNMA guarantees to the registered holder of a FNMA Certificate that it will distribute amounts representing scheduled principal and interest (at the rate provided by the FNMA Certificate) on the Mortgage Loans in the pool underlying the FNMA Certificate, whether or not received, and the full principal amount of any such mortgage loan foreclosed or otherwise finally liquidated, whether or not the principal amount is actually received. The obligations of FNMA under its guarantees are solely those of FNMA and are not backed by the full faith and credit of the United States. If FNMA were unable to satisfy such obligations, distributions to holders of FNMA Certificates would consist solely of payments and other recoveries on the underlying Mortgage Loans and, accordingly, monthly distributions to holders of FNMA Certificates would be affected by delinquent payments and defaults on such Mortgage Loans.

  FNMA Certificates may be backed by pools of Single-Family or Multifamily Mortgage Loans. The original terms to maturities of the Mortgage Loans generally do not exceed 40 years. FNMA Certificates may pay interest at a fixed rate or adjustable rate. Each series of FNMA ARM Certificates bears an initial interest rate and margin tied to an index based on all loans in the related pool, less a fixed percentage representing servicing compensation and FNMA's guarantee fee. The specified index used in each such series has included the Treasury Index, the 11th District Cost of Funds Index published by the Federal Home Loan Bank of San Francisco, LIBOR and other indices. Interest rates paid on fully-indexed FNMA ARM Certificates equal the applicable index rate plus a specified number of basis points ranging typically from 125 to 250 basis points. In addition, the majority of series of FNMA ARM Certificates issued to date have evidenced pools of Mortgage Loans with monthly, semi-annual or annual interest rate adjustments. Adjustments in the interest rates paid are generally limited to an annual increase or decrease of either 100 or 200 basis points and to a lifetime cap of 500 or 600 basis points over the initial interest rate. Certain FNMA programs include Mortgage Loans which allow the borrower to convert the adjustable mortgage interest rate of its ARM to a fixed rate. ARMs which are converted into fixed-rate Mortgage Loans are repurchased by FNMA or by the seller of such loans to FNMA at the unpaid principal balance thereof plus accrued interest to the due date of the last adjustable rate interest payment. Adjustments to the interest rates on FNMA ARM Certificates are typically subject to lifetime caps and periodic rate or payment caps.

 GNMA Certificates

  GNMA is a wholly owned corporate instrumentality of the United States within the Department of Housing and Urban Development ("HUD"). Section 306(g) of Title III of the National Housing Act of 1934, as amended (the "Housing Act"), authorizes GNMA to guarantee the timely payment of the principal of and interest on certificates which represent an interest in a pool of mortgages insured by the FHA under the Housing Act or Title V of the Housing Act of 1949, or partially guaranteed by the VA under the Servicemen's Readjustment Act of 1944, as amended, or Chapter 37 of Title 38, United States Code and other loans eligible for inclusion in mortgage pools underlying GNMA Certificates. Section 306(g) of the Housing Act provides that "the full faith and credit of the United States is pledged to the payment of all amounts which may be required to be paid under any guaranty under this subsection." An opinion, dated December 12, 1969, of an Assistant Attorney General of the United States provides that such guarantees under section 306(g) of GNMA Certificates of the type which may be purchased or received in exchange by the Company are authorized to be made by GNMA and "would constitute general obligations of the United States backed by its full faith and credit."

  At present, most GNMA Certificates are backed by Single-Family Mortgage Loans. The interest rate paid on GNMA Certificates may be fixed rate or adjustable rate. The interest rate on GNMA Certificates issued under GNMA's standard ARM program adjusts annually in relation to the Treasury Index. Interest rates paid on GNMA ARM Certificates typically equal the index rate plus 150 basis points. Adjustments in the interest rate are generally limited to an annual increase or decrease of 100 basis points and to a lifetime cap of 500 basis points over the initial coupon rate.

 Single-Family and Multifamily Privately-Issued Certificates

  Single-Family and Multifamily Privately-Issued Certificates are Pass-Through Certificates that are not issued by FHLMC, FNMA or GNMA (the "Agencies") and that are backed by a pool of conventional Single-Family or Multifamily Mortgage Loans, respectively. Single-Family and Multifamily Privately-Issued Certificates are issued by originators of, investors in, and other owners of Mortgage Loans, including savings and loan associations, savings banks, commercial banks, mortgage banks, investment banks and special purpose "conduit" subsidiaries of such institutions.

  While Agency Certificates are backed by the express obligation or guarantee of one of the Agencies, as described above, Single-Family and Multifamily Privately-Issued Certificates are generally covered by one or more forms of private (i.e., non-governmental) credit enhancements. Such credit enhancements provide an extra layer of loss coverage in the event that losses are incurred upon foreclosure sales or other liquidations of underlying mortgaged properties in amounts that exceed the equity holder's equity interest in the property and result in Realized Losses. Forms of credit enhancements include, but are not limited to, limited issuer guarantees, reserve funds, private mortgage guaranty pool insurance, over-collateralization and subordination.

  Subordination is a form of credit enhancement frequently used and involves the issuance of multiple classes of Senior-Subordinated Mortgage-Backed Securities. Such classes are structured into a hierarchy of levels for purposes of allocating Realized Losses and also for defining priority of rights to payment of principal and interest. Typically, one or more classes of Senior Securities are created which are rated in one of the two highest rating levels by one or more nationally recognized rating agencies and which are supported by one or more classes of Mezzanine Securities and Subordinated Securities that bear Realized Losses prior to the classes of Senior Securities. Mezzanine Securities for purposes of this Prospectus will refer to any classes that are rated below the two highest levels but no lower than a single "B" level under the S&P rating system (or comparable level under other rating systems) and are supported by one or more classes of Subordinated Securities which bear Realized Losses prior to the classes of Mezzanine Securities. For purposes of this Prospectus, Subordinated Securities will refer to any class that bears the "first loss" from Realized Losses or that is rated below a single "B" level (or, if unrated, is deemed by the Company to be below such level based on a comparison of characteristics of such class with other rated Subordinated Securities with like characteristics). In some cases, only classes of Senior Securities and Subordinated Securities are issued. By adjusting the priority of interest and principal payments on each class of a given series of Senior-Subordinated Mortgage-Backed Securities, issuers are able to create classes of Mortgage-Backed Securities with varying degrees of credit exposure, prepayment exposure and potential total return, tailored to meet the needs of sophisticated institutional investors.

 Collateralized Mortgage Obligations and Multi-Class Pass-Through Securities

  Mortgage-Backed Securities in which the Company may invest may include collateralized mortgage obligations ("CMOs") and multi-class pass-through securities. CMOs are debt obligations issued by special purpose entities that are secured by mortgage-backed certificates, including, in many cases, certificates issued by government and government-related guarantors, including, GNMA, FNMA and FHLMC, together with certain funds and other collateral. Multi-class pass-through securities are equity interests in a trust composed of mortgage loans or other mortgage-backed securities. Payments of principal and interest on underlying collateral provide the funds to pay debt service on the CMO or make scheduled distributions on the multi-class pass-through securities. CMOs and multi-class pass-through securities may be issued by agencies or instrumentalities of the U.S. Government or by private organizations. The discussion of CMOs in the following paragraphs is similarly applicable to multi-class pass-through securities.

  In a CMO, a series of bonds or certificates is issued in multiple classes. Each class of CMOs, often referred to as a "tranche," is issued at a specific coupon rate (which, as discussed below, may be an adjustable rate subject to a cap) and has a stated maturity or final distribution date. Principal prepayments on collateral underlying a CMO may cause it to be retired substantially earlier than the stated maturities or final distribution dates. Interest is paid or accrues on all classes of a CMO on a monthly, quarterly or semi-annual basis. The principal and interest on underlying mortgages may be allocated among the several classes of a series of a CMO in many ways. In a common structure, payments of principal, including any principal prepayments, on the underlying mortgages are applied to the classes of the series of a CMO in the order of their respective stated maturities or final distribution dates, so that no payment of principal will be made on any class of a CMO until all other classes having an earlier stated maturity or final distribution date have been paid in full.

  Other types of CMO issues include classes such as parallel pay CMOs, some of which, such as Planned Amortization Class CMOs ("PAC Bonds"), provide protection against prepayment uncertainty. Parallel pay CMOs are structured to provide payments of principal on certain payment dates to more than one class. These simultaneous payments are taken into account in calculating the stated maturity date or final distribution date of each class which, as with other CMO structures, must be retired by its stated maturity date or final distribution date but may be retired earlier. PAC Bonds generally require payment of a specified amount of principal on each payment date so long as prepayment speeds on the underlying collateral fall within a specified range. PAC Bonds are always parallel pay CMOs with the required principal payment on such securities having the highest priority after interest has been paid to all classes.

  Other types of CMO issues include Targeted Amortization Class CMOs ("TAC Bonds"), which are similar to PAC Bonds. While PAC Bonds maintain their amortization schedule within a specified range of prepayment speeds, TAC Bonds are generally targeted to a narrow range of prepayment speeds or a specified prepayment speed. TAC Bonds can provide protection against prepayment uncertainty since cash flows generated from higher prepayments of the underlying mortgage-related assets are applied to the various other pass-through tranches so as to allow the TAC Bonds to maintain their amortization schedule.

  CMOs may be subject to certain rights of issuers thereof to redeem such CMOs prior to their stated maturity dates, which may have the effect of diminishing the Company's anticipated return on its investment. Privately-Issued Single-Family and Multifamily CMOs are supported by private credit enhancements similar to those used for Privately-Issued Certificates and are often issued as Senior-Subordinated Mortgage-Backed Securities. The Company will only acquire CMOs or multi-class pass-through certificates that constitute debt obligations or beneficial ownership in grantor trusts holding Mortgage Loans, or regular interests in REMICs, or that otherwise constitute Qualified REIT Real Estate Assets (provided that the Company has obtained a favorable opinion of its tax advisor or a ruling from the IRS to that effect).

  One or more tranches of a CMO may have coupon rates which reset periodically at a specified increment over an index such as LIBOR. These adjustable rate tranches known as "floating rate CMOs" or "floaters" may be backed by fixed or adjustable-rate mortgages. To date, fixed-rate mortgages have been more commonly utilized for this purpose. Floating rate CMOs are typically issued with lifetime caps on the coupon rate thereon. These caps, similar to the caps on adjustable-rate mortgages described in "Floating Rate Mortgage-Backed Securities" below, represent a ceiling beyond which the coupon rate on a floating rate CMO may not be increased regardless of increases in the interest rate index to which the floating rate CMO is geared.

 Floating Rate Mortgage-Backed Securities

  CMOs in which the Company may invest include floating rate CMOs ("Floaters"). The interest rates on Floaters are reset at periodic intervals to an increment over some predetermined interest rate index. There are two main categories of indices: (i) those based on U.S. Treasury securities, and
(ii) those derived from calculated measures such as a cost of funds index or a moving average of mortgage rates. Commonly utilized indices include the one-year Treasury rate, the three-month Treasury bill rate, the six-month Treasury bill rate, rates on long-term Treasury securities, the 11th District Federal Home Loan Bank Costs of Funds Index, the National Median Cost of Funds, the one-month or three-month LIBOR, the prime rate of a specific bank, or commercial paper rates. Some indices, such as the one-year Treasury rate, closely mirror changes in market interest rate levels. Others, such as the 11th District Home Loan Bank Cost of Funds Index, tend to lag changes in market rate level. The Company will seek to diversify its investments in Floaters among a variety of indices and reset periods so that the Company is not at any one time unduly exposed to the risk of interest rate fluctuations. In selecting the type of Floaters for investment, the Company will also consider the liquidity of the market for such Floaters.

  The Company believes that Floaters are particularly well-suited to facilitate its ability to accomplish the Company's investment objective of high current income, consistent with modest volatility of net asset value, because the value of the Floaters should remain relatively stable as compared to that of traditional fixed-rate debt securities paying comparable rates of interest. While the value of Floaters, like other debt securities, generally varies inversely with changes in market interest rates (increasing in value during periods of declining interest rates and decreasing in value during periods of increasing interest rates), the value of Floaters should generally be more resistant to price swings than other debt securities because the interest rates of Floaters move with market interest rates. Accordingly, as interest rates change, the value of the Company's shares should be more stable than that of funds which invest primarily in securities backed by fixed-rate mortgages or in other non-mortgage-backed debt securities, which do not provide for adjustment in the interest rates thereon in response to change in interest rates.

  Floaters typically have caps, which limit the maximum amount by which the interest rate may be increased or decreased at periodic intervals or over the life of the Floater. To the extent that interest rates rise faster than the allowable caps on Floaters, such Floaters will behave more like fixed-rate securities. Consequently, interest rate increases in excess of caps can be expected to cause Floaters to behave more like traditional debt securities than adjustable-rate securities and, accordingly, to decline in value to a greater extent than would be the case in the absence of such caps.

  Floaters, like other Mortgage-Backed Securities, differ from conventional bonds in that principal is to be paid back over the life of Floaters rather than at maturity. As a result, the holder of the Floaters (i.e., the Company) receives monthly scheduled payments of principal and interest and may receive unscheduled principal payments representing prepayments on the underlying mortgages. When the holder reinvests the payments and any unscheduled prepayments it receives, it may receive a rate of interest on the reinvestment which is lower than the rate on the existing Floaters. For this reason, Floaters are less effective than longer-term debt securities as a means of "locking in" longer-term interest rates.

  Floaters, while having less risk of price decline during periods of rapidly rising rates than certain fixed-rate Mortgage-Backed Securities of comparable maturities, could have less potential for capital appreciation than such securities. In addition, to the extent Floaters are purchased at a premium, mortgage foreclosures and unscheduled principal prepayments will result in some loss of the holders' principal investment to the extent of the premium paid. On the other hand, if Floaters are purchased at a discount, an unscheduled prepayment of principal could increase total return and accelerate the recognition of income to the Company and, as a result, could increase the amount of income received by stockholders to the extent that the Company distributes such income.

 Other Floating Rate Instruments

  The Company may also invest in structured floating rate notes issued or guaranteed by government agencies, such as FNMA and FHLMC. Such instruments are typically structured to reflect an interest rate arbitrage (i.e., the difference between the agency's cost of funds and the income stream from specified assets of the agency) and their reset formulas may provide more attractive returns than other floating rate instruments. The indices used to determine resets are the same as those referred to under "--Floating Rate Mortgage-Backed Securities" above.

 Subordinated Interests

  The Company may acquire Subordinated Interests which are classes of Mortgage-Backed Securities that are junior to other classes of such series of Mortgage-Backed Securities in the right to receive payments from the underlying mortgages. The subordination is for credit enhancement and may be for all payment failures on the Mortgage Loans securing or underlying such series of Mortgage-Backed Securities. The subordination will not be limited to those resulting from certain types of risks, such as those resulting from war, earthquake or flood, or the bankruptcy of a mortgagor. The subordination may be for the entire amount of the series of Mortgage-Backed Securities or may be limited in amount. The Subordinated Interests held by the Company will be part of its Limited Investment Assets that in the aggregate will not constitute more than 25% of the Company's total assets.

  It is anticipated that substantially all of the Subordinated Interests which the Company may acquire will be rated at least investment grade by one of the rating agencies. If not so rated, the Company will establish reserves against future potential losses in an amount equivalent to the credit enhancement required to achieve an investment grade credit rating.

  Any Subordinated Interests acquired by the Company will be limited in amount and bear yields which the Company believes are commensurate with the risks involved. The market for Subordinated Interests is not extensive and may be illiquid. In addition, the Company's ability to sell Subordinated Interests will be limited by Sections 856 through 860 of the Code (the "REIT Provisions of the Code"). Accordingly, the Company intends to purchase Subordinated Interests for investment purposes only. Although publicly offered Subordinated Interests generally will be rated, the risks of ownership will be substantially the same as the ownership of unrated Subordinated Interests because the rating does not address the possibility that the Company might suffer a lower than anticipated yield or fail to recover its initial investment. The Company will not purchase any Subordinated Interests that do not qualify as Qualified REIT Real Estate Assets.

 Mortgage Loans

  The Company may from time to time invest a small percentage of its assets directly in Single-Family, Multi-Family or Commercial Mortgage Loans. The Company expects that substantially all of such Mortgage Loans acquired by it would be ARMs. The interest rate on an ARM is typically tied to an index (such as LIBOR or the interest rate on United States Treasury Bills), and is adjustable periodically at various intervals. Such Mortgage Loans are typically subject to lifetime interest rate caps and periodic interest rate and/or payment caps. The acquisition of Mortgage Loans generally involves credit risk. The Company may obtain credit enhancement to mitigate such risk; however, there can be no assurances that the Company will able to obtain such credit enhancement or that such credit enhancement will mitigate the credit risk of the underlying Mortgage Loans.

POLICIES AND PROCEDURES

 Capital Investment Policies

  Under the Capital Investment Policy adopted by the Company, at least 75% of the Company's total assets are comprised of "High Quality" Mortgage-Backed Securities and "High Quality" Short-Term Investments. The term "High Quality" as used herein means securities (i) which are rated within one of the two highest rating categories by at least one of the nationally recognized rating agencies, (ii) that are unrated but are either guaranteed by the United States government or an agency of the United States government, or (iii) that are unrated or whose ratings have not been updated but are determined to be of comparable quality to rated High Quality Mortgage-Backed Securities on the basis of credit enhancement features that meet the High Quality credit criteria approved by the Company's Board of Directors. The remainder of the Company's assets, comprising not more than 25% of total assets, may consist of other Qualified REIT Real Estate Assets which are unrated or rated less than High Quality but which are at least "investment grade" (rated "BBB" or better by S&P or the equivalent by another nationally recognized rating organization (each, a "Rating Agency")) or, if not rated, are determined by the Company to be of comparable credit quality to an investment which is rated "BBB" or better. Prior to investing in any unrated securities, the Company will follow certain procedures described under "--Mortgage-Backed Securities--General." See "Risk Factors--Operations Risks--Risks of Unrated Assets." Mortgage-Backed Securities to be acquired by the Company may include, but will not be limited to, Mortgage-Backed Securities backed by single-family residential mortgage loans ("Single-Family Mortgage Loans") and Mortgage-Backed Securities backed by loans on multi-family, commercial or other real estate-related properties.

  At December 31, 1997, all of the Mortgage-Backed Securities held by the Company were "Agency Certificates" which, although not rated, carry an implied "AAA" rating. All such Agency Certificates held by the Company at December 31, 1997 were backed by Single-Family Mortgage Loans, of which at December 31, 1997, approximately 87% had coupon rates which adjust over time (subject to certain limitations and lag periods) in conjunction with changes in short-term interest rates, reflecting the Company's strategy of investing primarily in adjustable-rate Mortgage-Backed Securities. The Company intends to continue to invest primarily in adjustable-rate Mortgage-Backed Securities. The Company may also invest on a limited basis in mortgage derivative securities representing the right to receive interest only or a disproportionately large amount of interest. The Company has not and will not invest in real estate mortgage investment conduit ("REMIC") residuals, other CMO residuals or any Mortgage-Backed Securities, such as inverse floaters, which have imbedded leverage as part of their structural characteristics. At December 31, 1997, the weighted average yield on the Company's portfolio of earning assets was 6.57%, and the weighted average term to next rate adjustment was twenty-two months.

  The Company attempts to structure its borrowings to have interest rate adjustment indices and interest rate adjustment periods that, on an aggregate basis, correspond generally (within a range of one to six months) to the interest rate adjustment indices and periods of the adjustable-rate Mortgage-Backed Securities owned by the Company. However, the Company is subject to the risk that periodic rate adjustments on borrowings may be less frequent than rate adjustments on its Mortgage-Backed Securities. At December 31, 1997, the weighted average cost of funds for all of the Company's borrowings was 6.16% and the weighted average term to next rate adjustment of such borrowings was 16 days. See "Risk Factors--Operations Risks--Risks Associated with Differences Between Mortgage-Backed Security and Borrowing Characteristics; Rate Adjustment Caps."

  The Company generally expects to maintain a ratio of debt-to-equity of between 8:1 and 12:1, although the ratio may vary from time to time depending upon market conditions and other factors deemed relevant by management of the Company. For purposes of calculating this ratio, the Company's equity is equal to the value of the Company's investment portfolio on a mark-to-market basis, less the book value of the Company's obligations under repurchase agreements and other collateralized borrowings. At December 31, 1997, the ratio of debt-to-equity of the Company was 7:1.

  To the extent consistent with its election to qualify as a REIT, the Company may enter into hedging transactions to attempt to protect its portfolio of Mortgage-Backed Securities and related borrowings against the effects of major interest rate changes. Such hedging would be used to mitigate declines in the market value of the Company's Mortgage-Backed Securities during periods of increasing or decreasing interest rates and to limit or cap the rate on the Company's borrowings. Such transactions would be entered into solely for the purpose of hedging interest rate or prepayment risk and not for speculative purposes. These hedging transactions may include interest rate swaps, the purchase or sale of interest rate collars, caps or floors, and the purchase of "interest only" Mortgage-Backed Securities. No hedging strategy can totally eliminate interest rate risk and the Company's ability to enter into such hedging transactions may be limited by provisions of the Code relating to qualifying assets and qualifying income and transaction costs associated with entering into such transactions. To date, the Company has not entered into any hedging transactions. See "Capital Investment Policy" and "Certain Federal Income Tax Considerations."

  The Company constantly monitors its Mortgage-Backed Securities and the income from such assets and, to the extent the Company enters into hedging transactions in the future, will monitor income from its hedging transactions as well, so as to ensure at all times that the Company maintains its qualification as a REIT and its exempt status under the Investment Company Act of 1940, as amended (the "Investment Company Act"). See "Certain Federal Income Tax Considerations" and "Risk Factors--Legal and Other Risks."

 Credit Risk Management

  The Company has not taken on credit risk to date, but may do so in the future. In such event, the Company will review credit risk and other risk of loss associated with each investment and determine the appropriate allocation of capital to apply to such investment under its Capital Investment Policy. The Board of Directors will monitor the overall portfolio risk and determine appropriate levels of provision for loss.

 Capital and Leverage

  The Company expects generally to maintain a ratio of debt-to-equity of between 8:1 and 12:1, although the ratio may vary from time to time depending upon market conditions and other factors deemed relevant by management, including the composition of the Company's balance sheet, haircut levels required by lenders, the market value of the Mortgage-Backed Securities in the Company's portfolio and "Excess Capital Cushion" percentages (as described below) set by the Board of Directors from time to time. For purposes of calculating this ratio, the Company's equity is equal to the value of the Company's investment portfolio on a mark-to-market basis less the book value of the Company's obligations under repurchase agreements and other collateralized borrowings. At December 31, 1997, the Company's ratio of debt-to-equity was 7:1.

  The Company's goal is to strike a balance between the under-utilization of leverage, which reduces potential returns to stockholders, and the over-utilization of leverage, which could reduce the Company's ability to meet its obligations during adverse market conditions. The Company's Capital Investment Policy limits management's ability to acquire additional assets during times when the Company's debt-to-equity ratio exceeds 12:1. In this way, the Company intends that use of balance sheet leverage will be controlled. The actual capital base as defined for the purpose of this policy is equal to the market value of total assets less the book value of total collateralized borrowings. The actual capital base, as so defined, represents the approximate liquidation value of the Company and approximates the market value of assets that can be pledged or sold to meet over-collateralization requirements for the Company's borrowings. The unpledged portion of the Company's actual capital base is available to be pledged or sold as necessary to maintain over-collateralization levels for the Company's borrowings.

  Management is prohibited from acquiring additional assets during periods when the actual capital base of the Company is less than the minimum amount required under the Capital Investment Policy (except when such asset acquisitions may be necessary to maintain REIT status or the Company's exemption from the Investment Company Act). In addition, when the actual capital base falls below the risk-managed capital requirement, management will be required to submit to the Board a plan for bringing the actual capital base into compliance with the Capital Investment Policy guidelines. It is anticipated that in most circumstances this goal will be achieved over time without overt management action through the natural process of mortgage principal repayments and increases in the market values of Mortgage-Backed Securities as their coupon rates adjust upwards to market levels. Management anticipates that the actual capital base is likely to exceed the risk-managed capital requirement during periods following new equity offerings and during periods of falling interest rates and that the actual capital base could fall below the risk-managed capital requirement during periods of rising interest rates.

  The first component of the Company's capital requirements is the current aggregate over-collateralization amount or "haircut" the lenders require the Company to hold as capital. The haircut for each Mortgage-Backed Security is determined by the lender based on the risk characteristics and liquidity of that asset. Haircut levels on individual borrowings generally range from 3% to 5% for Agency Certificates to 20% for certain Privately-Issued Certificates, and the Company anticipates that haircut levels will average 3% to 10% for the Company as a whole. At December 31, 1997, the weighted average haircut level on the Company's securities was 3.6%. Should the market value of the pledged assets decline, the Company will be required to deliver additional collateral to the lenders in order to maintain a constant over-collateralization level on its borrowings.

  The second component of the Company's capital requirement is the "Excess Capital Cushion." The Excess Capital Cushion is an additional amount of capital in excess of the haircut maintained by the Company in order to help the Company meet the demands of the lenders for additional collateral should the market value of the Company's Mortgage-Backed Securities decline. The aggregate Excess Capital Cushion equals the sum of liquidity cushion amounts assigned under the Capital Investment Policy to each of the Company's Mortgage-Backed Securities. Excess Capital Cushions are assigned to each Mortgage-Backed Security based on management's assessment of the Mortgage-Backed Security's market price volatility, credit risk, liquidity and attractiveness for use as collateral by lenders. The process of assigning Excess Capital Cushions relies on management's ability to identify and weigh the relative importance of these and other factors. Consideration is also given to hedges associated with the Mortgage-Backed Security and any effect such hedges may have on reducing net market price volatility, concentration or diversification of credit and other risks in the balance sheet as a whole and the net cash flows that can be expected to arise from the interaction of the various components of the Company's balance sheet. The Board of Directors thus reviews on a periodic basis various analyses prepared by management of the risks inherent in the Company's balance sheet, including an analysis of the effects of various scenarios on the Company's net cash flow, earnings, dividends, liquidity and net market value. Should the Board of Directors determine that the minimum required capital base set by the Company's Capital Investment Policy is either too low or too high, the Board of Directors may raise or lower the capital requirement accordingly.

  The Capital Investment Policy stipulates that at least 25% of the capital base maintained to satisfy the Excess Capital Cushion shall be invested in Agency Certificates, AAA-rated adjustable-rate Mortgage-Backed Securities or assets with similar or better liquidity characteristics. To date, 100% of the Company's Mortgage-Backed Securities are Agency Certificates, though this may change in the future.

  Pursuant to the Company's overall business strategy, a substantial portion of the Company's borrowings are short-term or variable-rate. The Company's borrowings are implemented primarily through repurchase agreements (a borrowing device evidenced by an agreement to sell securities or other assets to a third-party and a simultaneous agreement to repurchase them at a specified future date and price, the price difference constituting interest on the borrowing), but in the future may also be obtained through loan agreements, lines of credit, Dollar-Roll Agreements (an agreement to sell a security for delivery on a specified future date and a simultaneous agreement to repurchase the same or a substantially similar security on a specified future date) and other credit facilities with institutional lenders and issuance of debt securities such as commercial paper, medium-term notes, CMOs and senior or subordinated notes. The Company enters into financing transactions only with institutions that it believes are sound credit risks and follows other internal policies designed to limit its credit and other exposure to financing institutions.

  It is expected that repurchase agreements will continue to be the principal financing devices utilized by the Company to leverage its Mortgage-Backed Securities portfolio. The Company anticipates that, upon repayment of each borrowing in the form of a repurchase agreement, the collateral will immediately be used for borrowing in the form of a new repurchase agreement. To date, the Company has entered into uncommitted facilities with nineteen
(19) lenders for borrowings in the form of repurchase agreements. The Company has not at the present time entered into any commitment agreements under which the lender would be required to enter into new repurchase agreements during a specified period of time, nor does the Company presently plan to have liquidity facilities with commercial banks. The Company, however, may enter into such commitment agreements in the future if deemed favorable to the Company. The Company enters into repurchase agreements primarily with national broker/dealers, commercial banks and other lenders which typically offer such financing. The Company enters into collateralized borrowings only with financial institutions meeting credit standards approved by the Company's Board of Directors, and monitors the financial condition of such institutions on a regular basis.

  A repurchase agreement, although structured as a sale and repurchase obligation, acts as a financing under which the Company effectively pledges its Mortgage-Backed Securities as collateral to secure a short-term loan. Generally, the other party to the agreement makes the loan in an amount equal to a percentage of the market value of the pledged collateral. At the maturity of the repurchase agreement, the Company is required to repay the loan and correspondingly receives back its collateral. While used as collateral, Mortgage-Backed Securities continue to pay principal and interest which inure to the benefit of the Company. In the event of the insolvency or bankruptcy of the Company, certain repurchase agreements may qualify for special treatment under Title 11 of the United States Code (the "Bankruptcy Code") , the effect of which is, among other things, to allow the creditor under such agreements to avoid the automatic stay provisions of the Bankruptcy Code and to foreclose on the collateral agreements without delay. In the event of the insolvency or bankruptcy of a lender during the term of a repurchase agreement, the lender may be permitted, under applicable insolvency laws, to repudiate the contract, and the Company's claim against the lender for damages therefrom may be treated simply as an unsecured creditor. In addition, if the lender is a broker or dealer subject to the Securities Investor Protection Act of 1970, or an insured depository institution subject to the Federal Deposit Insurance Act, the Company's ability to exercise its rights to recover its securities under a repurchase agreement or to be compensated for any damages resulting from the lender's insolvency may be further limited by those statutes. These claims would be subject to significant delay and, if and when received, may be substantially less than the damages actually suffered by the Company.

  Substantially all of the Company's borrowing agreements require the Company to deposit additional collateral in the event the market value of existing collateral declines, which may require the Company to sell assets to reduce the Company's borrowings. The Company's liquidity management policy is designed to maintain a cushion of equity sufficient to provide required liquidity to respond to the effects under its borrowing arrangements of interest rate movements and changes in market value of its Mortgage-Backed Securities, as described above. However, a major disruption of the repurchase or other market relied on by the Company for short-term borrowings would have a material adverse effect on the Company unless the Company were able to arrange alternative sources of financing on comparable terms. See "Risk Factors--Operations Risks--Risks Associated with Leverage" and "--Risk of Decrease in Net Interest Income Due to Interest Rate Fluctuations."

  The Company's Bylaws do not limit its ability to incur borrowings, whether secured or unsecured.

 Interest Rate Risk Management

  To the extent consistent with its election to qualify as a REIT, the Company follows an interest rate risk management program intended to protect its portfolio of Mortgage-Backed Securities and related debt against the effects of major interest rate changes. Specifically, the Company's interest rate risk management program is formulated with the intent to offset the potential adverse effects resulting from rate adjustment limitations on its Mortgage-Backed Securities and the differences between interest rate adjustment indices and interest rate adjustment periods of its adjustable-rate Mortgage-Backed Securities and related borrowings. The Company's interest rate risk management program encompasses a number of procedures, including the following: (i) the Company attempts to structure its borrowings to have interest rate adjustment indices and interest rate adjustment periods that, on an aggregate basis, generally correspond to the interest rate adjustment indices and interest rate adjustment periods of the adjustable-rate Mortgage-Backed Securities purchased by the Company, so as to limit any mismatching of such aggregates to a range of one to six months, and (ii) the Company attempts to structure its borrowing agreements relating to adjustable-rate Mortgage-Backed Securities to have a range of different maturities and interest rate adjustment periods (although substantially all will be less than one year). As a result, the Company expects to be able to adjust the average maturity/adjustment period of such borrowings on an ongoing basis by changing the mix of maturities and interest rate adjustment periods as borrowings come due and are renewed. Through use of these procedures, the Company intends to minimize any differences between interest rate adjustment periods of adjustable-rate Mortgage-Backed Securities and related borrowings that may occur.

  Although it has not done so to date, the Company may purchase from time to time interest rate caps, interest rate swaps, interest rate collars, caps or floors, "interest only" Mortgage-Backed Securities and similar instruments to attempt to mitigate the risk of the cost of its variable rate liabilities increasing at a faster rate than the earnings on its assets during a period of rising interest rates or to mitigate prepayment risk. In this way, the Company may hedge as much of the interest rate risk as management determines is in the best interests of the stockholders of the Company, given the cost of such hedging transactions and the need to maintain the Company's status as a REIT. See "Certain Federal Income Tax Considerations--General--Gross Income Tests." This determination may result in management electing to have the Company bear a level of interest rate risk that could otherwise be hedged when management believes, based on all relevant facts, that bearing such risk is advisable.

  The Company seeks to build a balance sheet and undertake an interest rate risk management program which is likely, in management's view, to enable the Company to generate positive earnings and maintain an equity liquidation value sufficient to maintain operations given a variety of potentially adverse circumstances. Accordingly, the hedging program addresses both income preservation, as discussed in the first part of this section, and capital preservation concerns. With regard to the latter, the Company monitors its "duration." This is the expected percentage change in market value of the Company's assets that would be caused by a 1% change in short and long term interest rates. To monitor duration and the related risks of fluctuations in the liquidation value of the Company's equity, the Company models the impact of various economic scenarios on the market value of the Company's Mortgage-Backed Securities, liabilities and interest rate agreements. See "Risk Factors--Operations Risks--Risk of Decrease in Net Interest Income Due to Interest Rate Fluctuations." At December 31, 1997, the Company estimates that the duration of the Company's assets was 2%. The Company believes that the Company's interest rate risk management program will allow the Company to maintain operations throughout a wide variety of potentially adverse circumstances. Nevertheless, in order to further preserve the Company's capital base (and lower its duration) during periods when management believes a trend of rapidly rising interest rates has been established, management may decide to enter into or increase hedging activities and/or sell assets. Each of these types of actions may lower the earnings and dividends of the Company in the short term in order to further the objective of maintaining attractive levels of earnings and dividends over the long term.

  The Company may elect to conduct a portion of its hedging operations through one or more subsidiary corporations which would not be a Qualified REIT Subsidiary and would be subject to Federal and state income taxes. "Qualified REIT Subsidiary" means a corporation whose stock is entirely owned by the REIT at all times during such corporation's existence. In order to comply with the nature of asset tests applicable to the Company as a REIT, the value of the securities of any subsidiary held by the Company (other than a Qualified REIT Subsidiary) must be limited to less than 5% of the value of the Company's total assets as of the end of each calendar quarter and no more than 10% of the voting securities of any such subsidiary may be owned by the Company. See "Certain Federal Income Tax Considerations--General--Asset Tests." A taxable subsidiary would not elect REIT status and would distribute any net profit after taxes to the Company and its other stockholders. Any dividend income received by the Company from any such taxable subsidiary (combined with all other income generated from the Company's assets, other than Qualified REIT Real Estate Assets) must not exceed 25% of the gross income of the Company. See "Certain Federal Income Tax Considerations--General--Gross Income Tests." Before the Company forms any such taxable subsidiary corporation for its hedging activities, the Company will obtain an opinion of counsel to the effect that the formation and contemplated method of operation of such corporation will not cause the Company to fail to satisfy the nature of assets and sources of income tests applicable to it as a REIT.

  The Company believes that it has developed a cost-effective asset/liability management program to provide a level of protection against interest rate and prepayment risks. However, no strategy can completely insulate the Company from interest rate changes, prepayment risks and defaults by counter-parties. Further, as noted above, certain of the Federal income tax requirements that the Company must satisfy to qualify as a REIT limit the Company's ability to fully hedge its interest rate and prepayment risks. The Company monitors carefully, and may have to limit, its asset/liability management program to assure that it does not realize excessive hedging income, or hold hedging assets having excess value in relation to total assets, which would result in the Company's disqualification as a REIT or, in the case of excess hedging income, the payment of a penalty tax for failure to satisfy certain REIT income tests under the Code, provided such failure was for reasonable cause. See "Certain Federal Income Tax Considerations--General." In addition, asset/liability management involves transaction costs which increase dramatically as the period covered by the hedging protection increases. Therefore, the Company may be prevented from effectively hedging its interest rate and prepayment risks.

 Prepayment Risk Management

  The Company seeks to minimize the effects of faster or slower than anticipated prepayment rates through structuring a diversified portfolio with a variety of prepayment characteristics, investing in Mortgage-Backed Securities with prepayment prohibitions and penalties, investing in certain Mortgage-Backed Security structures which have prepayment protections, and balancing assets purchased at a premium with assets purchased at a discount. Prepayment risk is monitored by management and the Board of Directors through periodic review of the impact of a variety of prepayment scenarios on the Company's revenues, net earnings, dividends, cash flow and net balance sheet market value.

                   CERTAIN FEDERAL INCOME TAX CONSIDERATIONS

GENERAL

  The following discussion summarizes certain Federal income tax considerations to the Company and holders of the Common Stock. This discussion is based on existing Federal income tax law, which is subject to change, possibly retroactively. The following summary does not purport to describe all of the tax considerations that may be relevant to a prospective stockholder. This discussion does not address tax considerations applicable to certain types of investors subject to special treatment under the Federal income tax laws (including financial institutions, insurance companies, broker-dealers and, except to the extent discussed below, tax-exempt entities and foreign taxpayers) and it does not discuss any aspects of state, local or foreign tax law. This discussion assumes that stockholders hold their Common Stock as a "capital asset" (generally, property held for investment) under the Code. Stockholders are advised to consult their tax advisors as to the specific tax consequences of purchasing, holding and disposing of the Common Stock, including the application and effect of Federal, state, local and foreign income and other tax laws.

  The Company has elected to become subject to tax as a REIT, for Federal income tax purposes, commencing with the taxable year ending December 31, 1997. The Board of Directors of the Company currently expects that the Company will continue to operate in a manner that will permit the Company to maintain its qualification as a REIT for the taxable year ending December 31, 1997, and in each taxable year thereafter. This treatment will permit the Company to deduct dividend distributions to its stockholders for Federal income tax purposes, thus effectively eliminating the "double taxation" that generally results when a corporation earns income and distributes that income to its stockholders in the form of dividends.

  The continued qualification and taxation of the Company as a REIT will depend upon the Company's ability to meet, on a continuing basis, distribution levels and diversity of stock ownership, and the various qualification tests imposed by the Code as discussed below. If the Company were not to qualify as a REIT in any particular year, it would be subject to Federal income tax as a regular, domestic corporation, and its stockholders would be subject to tax in the same manner as stockholders of such corporation. In this event, the Company could be subject to potentially substantial income tax liability in respect of each taxable year that it fails to qualify as a REIT, and the amount of earnings and cash available for distribution to its stockholders could be significantly reduced or eliminated.

  The following is a brief summary of certain technical requirements that the Company must meet on an ongoing basis in order to qualify, and remain qualified, as a REIT under the Code:

 Stock Ownership Tests

  (i) The capital stock of the Company must be transferable, (ii) the capital stock of the Company must be held by at least 100 persons during at least 335 days of a taxable year of 12 months (or during a proportionate part of a taxable year of less than 12 months), and (iii) no more than 50% of the value of such capital stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of the taxable year. Tax-exempt entities, other than private foundations and certain unemployment compensation trusts, are generally not treated as individuals for these purposes. The requirements of items (ii) and (iii) above are not applicable to the first taxable year for which an election to be taxed as a REIT is made. However, these stock ownership requirements must be satisfied in the Company's second taxable year and in each subsequent taxable year. The Company's Articles of Incorporation provide restrictions regarding the transfer of the Company's shares in order to aid in meeting the stock ownership requirements. See "Description of Capital Stock--Restrictions on Ownership and Transfer."

 Asset Tests

  The Company must generally meet the following asset tests (the "REIT Asset Tests") at the close of each quarter of each taxable year:

    (a) at least 75% of the value of the Company's total assets must consist of Qualified REIT Real Estate Assets, government securities, cash and cash items (the "75% Asset Test"); and

    (b) the value of securities held by the Company but not taken into account for purposes of the 75% Asset Test must not exceed (i) 5% of the value of the Company's total assets in the case of securities of any one issuer, or (ii) 10% of the outstanding voting securities of any such issuer.

  At December 31, 1997, 100% of the Company's assets were Qualified REIT Real Estate Assets. The Company expects that substantially all of its assets will continue to be Qualified REIT Real Estate Assets. In addition, the Company does not expect that the value of any security of any one entity would ever exceed 5% of the Company's total assets, and the Company does not expect to own more than 10% of any one issuer's voting securities.

  The Company monitors closely the purchase, holding and disposition of its assets in order to comply with the REIT Asset Tests. In particular, the Company intends to limit and diversify its ownership of any assets not qualifying as Qualified REIT Real Estate Assets to less than 25% of the value of the Company's assets and to less than 5%, by value, of any single issuer. If it is anticipated that these limits would be exceeded, the Company intends to take appropriate measures, including the disposition of non-qualifying assets, to avoid exceeding such limits.

 Gross Income Tests

  The Company must generally meet the following gross income tests (the "REIT Gross Income Tests") for each taxable year:

    (a) at least 75% of the Company's gross income must be derived from certain specified real estate sources including interest income and gain from the disposition of Qualified REIT Real Estate Assets or "qualified temporary investment income" (i.e., income derived from "new capital" within one year of the receipt of such capital) (the "75% Gross Income Test");

    (b) at least 95% of the Company's gross income for each taxable year must be derived from sources of income qualifying for the 75% Gross Income Test, dividends, interest, and gains from the sale of stock or other securities (including certain interest rate swap and cap agreements entered into to hedge variable rate debt incurred to acquire Qualified REIT Real Estate Assets) not held for sale in the ordinary course of business (the "95% Gross Income Test"); and

    (c) less than 30% of the Company's gross income is derived from the sale of Qualified REIT Real Estate Assets held for less than four years, stock or securities held for less than one year (including certain interest rate swap and cap agreements entered into to hedge variable rate debt incurred to acquire Qualified Real Estate Assets) and certain "dealer" property (the "30% Gross Income Test"). Pursuant to recently enacted legislation, the 30% Gross Income tax has been repealed for taxable years beginning after August 5, 1997. See "--Recent Legislation."

  The Company intends to maintain its REIT status by carefully monitoring its income, including income from hedging transactions and sales of Mortgage-Backed Securities, to comply with the REIT Gross Income Tests. In particular, the Company will treat income generated by its interest rate caps and other hedging instruments as non-qualifying income for purposes of the 95% Gross Income Test unless it receives advice from its tax advisor that such income constitutes qualifying income for purposes of such test. Under certain circumstances, for example, (i) the sale of a substantial amount of Mortgage-Backed Securities to repay borrowings in the event that other credit is unavailable or (ii) an unanticipated decrease in the qualifying income of the Company which may result in the non-qualifying income exceeding 5% of gross income or a breach of the 30% Gross Income Test, the Company may be unable to comply with certain of the REIT Gross Income Tests. See "--Taxation of the Company" for a discussion of the tax consequences of failure to comply with the REIT Provisions of the Code.

 Recent Legislation

  Under legislation which was enacted as part of the Taxpayer Relief Act of 1997, the 30% Gross Income Test has been repealed, facilitating disposition of Qualified REIT Real Estate Assets or other stock or securities held by the Company. In addition, the categories of hedges of the Company's liabilities (incurred to acquire Qualified REIT Real Estate Assets) which may produce income or gain on sale qualifying under the 95% Gross Income Test has been expanded to include options, futures contracts, forward rate agreements or similar financial instruments. However, hedges of the Company's Qualified REIT Real Estate Assets themselves would still not produce income qualifying under either the 95% Gross Income Test or the 75% Gross Income Test, limiting the Company's ability to hedge its interest rate and prepayment risks.

  Under the recent legislation, a REIT may elect to retain, rather than distribute, its net long-term capital gains and pay the tax on such gains, while its stockholders include their proportionate share of the undistributed long-term capital gains in income and receive a credit for their share of the tax paid by the REIT.

  This legislation is effective for taxable years of the Company beginning after August 5, 1997.

 Distribution Requirement

  The Company must generally distribute to its stockholders an amount equal to at least 95% of the Company's REIT taxable income before deductions of dividends paid and excluding net capital gain.

 Taxation of the Company

  In any year in which the Company qualifies as a REIT, the Company will generally not be subject to Federal income tax on that portion of its REIT taxable income or capital gain which is distributed to its stockholders. The Company will, however, be subject to Federal income tax at normal corporate income tax rates upon any undistributed taxable income or capital gain.

  Notwithstanding its qualification as a REIT, the Company may also be subject to tax in certain other circumstances. If the Company fails to satisfy either the 75% or the 95% Gross Income Test, but nonetheless maintains its qualification as a REIT because certain other requirements are met, it will generally be subject to a 100% tax on the greater of the amount by which the Company fails either the 75% or the 95% Gross Income Test. The Company will also be subject to a tax of 100% on net income derived from any "prohibited transaction," and if the Company has (i) net income from the sale or other disposition of "foreclosure property" which is held primarily for sale to customers in the ordinary course of business or (ii) other non-qualifying income from foreclosure property, it will be subject to Federal income tax on such income at the highest corporate income tax rate. In addition, if the Company fails to distribute during each calendar year at least the sum of (i) 85% of its REIT ordinary income for such year and (ii) 95% of its REIT capital gain net income for such year, the Company would be subject to a 4% Federal excise tax on the excess of such required distribution over the amounts actually distributed during the taxable year, plus any undistributed amount of ordinary and capital gain net income from the preceding taxable year. The Company may also be subject to the corporate alternative minimum tax, as well as other taxes in certain situations not presently contemplated.

  If the Company fails to qualify as a REIT in any taxable year and certain relief provisions of the Code do not apply, the Company would be subject to Federal income tax (including any applicable alternative minimum tax) on its taxable income at the regular corporate income tax rates. Distributions to stockholders in any year in which the Company fails to qualify as a REIT would not be deductible by the Company, nor would they generally be required to be made under the Code. Further, unless entitled to relief under certain other provisions of the Code, the Company would also be disqualified from re-electing REIT status for the four taxable years following the year during which it became disqualified.

  The Company intends to monitor on an ongoing basis its compliance with the REIT requirements described above. In order to maintain its REIT status, the Company will be required to limit the types of assets that the Company might otherwise acquire, or hold certain assets at times when the Company might otherwise have determined that the sale or other disposition of such assets would have been more prudent.

 Taxable Subsidiaries

  Hedging activities and the creation of Mortgage-Backed Securities through securitization may be done through a taxable subsidiary of the Company. The Company and one or more other entities may form and capitalize one or more taxable subsidiaries. In order to ensure that the Company would not violate the more than 10% voting stock of a single issuer limitation described above, the Company would own only nonvoting preferred and common stock and the other entities would own all of the voting common stock. The value of the Company's investment in such a subsidiary must also be limited to less than 5% of the value of the Company's total assets at the end of each calendar quarter so that the Company can also comply with the 5% of value, single issuer asset limitation described above under "--General--Asset Tests." The taxable subsidiary would not elect REIT status and would distribute only net after-tax profits to its stockholders, including the Company. Before the Company engages in any hedging or securitization activities or forms any such taxable subsidiary corporation, the Company will obtain an opinion of its tax advisor to the effect that such activities or the formation and contemplated method of operation of such corporation will not cause the Company to fail to satisfy the REIT Asset and REIT Gross Income Tests.

 Taxation of Stockholders; Common Stock

  Distributions (including constructive distributions) made to holders of Common Stock, other than tax-exempt entities, will generally be subject to tax as ordinary income to the extent of the Company's current and accumulated earnings and profits as determined for Federal income tax purposes. If the amount distributed exceeds a stockholder's allocable share of such earnings and profits, the excess will be treated as a return of capital to the extent of the stockholder's adjusted basis in the Common Stock, which will reduce the stockholder's basis in the Common Stock but not be subject to tax, and thereafter as a gain from the sale or exchange of a capital asset.

  Distributions designated by the Company as capital gain dividends will generally be subject to tax as long-term capital gain to stockholders, to the extent that the distribution does not exceed the Company's actual net capital gain for the taxable year. Distributions by the Company, whether characterized as ordinary income or as capital gain, are not eligible for the corporate dividends received deduction. In the event that the Company realizes a loss for the taxable year, stockholders will not be permitted to deduct any share of that loss. Further, if the Company (or a portion of its assets) were to be treated as a taxable mortgage pool, any "excess inclusion income" that is allocated to a stockholder would not be allowed to be offset by a net operating loss of such stockholder. Future Treasury Department regulations may require that the stockholders take into account, for purposes of computing their individual alternative minimum tax liability, certain tax preference items of the Company.

  Dividends declared during the last quarter of a taxable year and actually paid during January of the following taxable year are generally treated as if received by the stockholder on December 31 of the taxable year in which declared and not on the date actually received. In addition, the Company may elect to treat certain other dividends distributed after the close of the taxable year as having been paid during such taxable year, but stockholders will be treated as having received such dividend in the taxable year in which the distribution is actually made.

  Upon a sale or other disposition of the Common Stock, a stockholder will generally recognize a capital gain or loss in an amount equal to the difference between the amount realized and the stockholder's adjusted basis in such stock, which gain or loss will be long-term if the stock has been held for more than one year. Any loss on the sale or exchange of a share of Common Stock held by a stockholder for six months or less will generally be treated as a long-term capital loss to the extent of any long-term capital gain dividends received by such stockholder with respect to such share of its stock.

  The Company is required under Treasury Department regulations to demand annual written statements from the record holders of designated percentages of its capital stock disclosing the actual and constructive ownership of such stock and to maintain permanent records showing the information it has received as to the actual and constructive ownership of such stock and a list of those persons failing or refusing to comply with such demand.

  In any year in which the Company does not qualify as a REIT, distributions made to its stockholders would be taxable in the same manner discussed above, except that no distributions could be designated as capital gain dividends, distributions would be eligible for the corporate dividends received deduction, the excess inclusion income rules would not apply to the stockholders, and stockholders would not receive any share of the Company's tax preference items. In such event, however, the Company could be subject to potentially substantial Federal income tax liability, and the amount of earnings and cash available for distribution to its stockholders could be significantly reduced or eliminated.

 Taxation of Tax-Exempt Entities

  Subject to the discussion below regarding a "pension-held REIT," a tax-exempt stockholder is generally not subject to tax on distributions from the Company or gain realized on the sale of the Common Stock, provided that such stockholder has not incurred indebtedness to purchase or hold its Common Stock, that its shares are not otherwise used in an unrelated trade or business of such stockholder, and that the Company, consistent with its present intent, does not hold a residual interest in a REMIC that gives rise to "excess inclusion" income as defined under section 860E of the Code. If the Company were to be treated as a "taxable mortgage pool," however, a substantial portion of the dividends paid to a tax-exempt stockholder may be subject to tax as UBTI. Although the Company does not believe that the Company, or any portion of its assets, will be treated as a taxable mortgage pool, no assurance can be given that the IRS might not successfully maintain that such a taxable mortgage pool exists.

  If a qualified pension trust (i.e., any pension or other retirement trust that qualifies under section 401(a) of the Code) holds more than 10% by value of the interests in a "pension-held REIT" at any time during a taxable year, a substantial portion of the dividends paid to the qualified pension trust by such REIT may constitute UBTI. For these purposes, a "pension-held REIT" is any REIT (i) that would not have qualified as a REIT but for the provisions of the Code which look through qualified pension trust stockholders to the qualified pension trust's beneficiaries in determining ownership of stock of the REIT and (ii) in which at least one qualified pension trust holds more than 25% by value of the interests of such REIT or one or more qualified pension trusts (each owning more than a 10% interest by value in the REIT) hold in the aggregate more than 50% by value of the interests in such REIT. Assuming compliance with the Ownership Limit provisions it is unlikely that pension plans will accumulate sufficient stock to cause the Company to be treated as a pension-held REIT.

  Distributions to certain types of tax-exempt stockholders exempt from Federal income taxation under sections 501(c)(7), (c)(9), (c)(17), and (c)(20) of the Code may also constitute UBTI, and such prospective investors should consult their tax advisors concerning the applicable "set aside" and reserve requirements.

 State and Local Taxes

  The Company and its stockholders may be subject to state or local taxation in various jurisdictions, including those in which it or they transact business or reside. The state and local tax treatment of the Company and its stockholders may not conform to the Federal income tax consequences discussed above. Consequently, prospective stockholders should consult their own tax advisors regarding the effect of state and local tax laws on an investment in the Common Stock.

 Certain United States Federal Income Tax Considerations Applicable to Foreign Holders

  The following discussion summarizes certain United States Federal tax consequences of the acquisition, ownership and disposition of the Common Stock by a purchaser of the Common Stock that, for United States

Federal income tax purposes, is not a "United States person" (a "Non-United States Holder"). For purposes of this discussion, a "United States person" means: a citizen or resident of the United States; a corporation, partnership, or other entity created or organized in the United States or under the laws of the United States or of any political subdivision thereof; or an estate or trust whose income is includible in gross income for United States Federal income tax purposes regardless of its source. This discussion does not consider any specific facts or circumstances that may apply to a particular Non-United States Holder. Prospective investors are urged to consult their tax advisors regarding the United States Federal tax consequences of acquiring, holding and disposing of Common Stock, as well as any tax consequences that may arise under the laws of any foreign, state, local or other taxing jurisdiction.

 Dividends

  Dividends paid by the Company out of earnings and profits, as determined for United States Federal income tax purposes, to a Non-United States Holder will generally be subject to withholding of United States Federal income tax at the rate of 30%, unless reduced or eliminated by an applicable tax treaty or unless such dividends are treated as effectively connected with a United States trade or business. Distributions paid by the Company in excess of its earnings and profits will be treated as a tax-free return of capital to the extent of the holder's adjusted basis in his Common Stock, and thereafter as gain from the sale or exchange of a capital asset as described below. If it cannot be determined at the time a distribution is made whether such distribution will exceed the earnings and profits of the Company, the distribution will be subject to withholding at the same rate as dividends. Amounts so withheld, however, will be refundable or creditable against the Non-United States Holder's United States Federal tax liability if it is subsequently determined that such distribution was, in fact, in excess of the earnings and profits of the Company. If the receipt of the dividend is treated as being effectively connected with the conduct of a trade or business within the United States by a Non-United States Holder, the dividend received by such holder will be subject to the United States Federal income tax on net income that applies to United States persons generally (and, with respect to corporate holders and under certain circumstances, the branch profits tax).

 Gain on Disposition

  A Non-United States Holder will generally not be subject to United States Federal income tax on gain recognized on a sale or other disposition of the Common Stock unless (i) the gain is effectively connected with the conduct of a trade or business within the United States by the Non-United States Holder,
(ii) in the case of a Non-United States Holder who is a nonresident alien individual and holds the Common Stock as a capital asset, such holder is present in the United States for 183 or more days in the taxable year and certain other requirements are met, or (iii) the Non-United States Holder is subject to tax under the FIRPTA rules discussed below. Gain that is effectively connected with the conduct of a trade or business within the United States by a Non-United States Holder will be subject to the United States Federal income tax on net income that applies to United States persons generally (and, with respect to corporate holders and under certain circumstances, the branch profits tax) but will not be subject to withholding. Non-United States Holders should consult applicable treaties, which may provide for different rules.

  The Company does not expect to hold assets that would be treated as "United States real property interests" under the provisions of the Foreign Investment in Real Property Tax Act of 1980 ("FIRPTA"). Therefore, the FIRPTA provisions relating to certain distributions to foreign persons and to certain gains realized by foreign persons on the sale of stock should not apply to non-United States Holders of the Common Stock.

 Information Reporting and Backup Withholding

  Under temporary United States Treasury regulations, United States information reporting requirements and backup withholding tax will generally not apply to dividends paid on the Common Stock to a Non-United States Holder at an address outside the United States. Payments by a United States office of a broker of the proceeds of a sale of the Common Stock is subject to both backup withholding at a rate of 31% and information reporting unless the holder certifies its Non-United States Holder status under penalties of perjury or otherwise establishes an exemption. Information reporting requirements (but not backup withholding) will also apply to payments of the proceeds of sales of the Common Stock by foreign offices of United States brokers, or foreign brokers with certain types of relationships to the United States, unless the broker has documentary evidence in its records that the holder is a Non-United States Holder and certain other conditions are met, or the holder otherwise establishes an exemption.

  Backup withholding is not an additional tax. Any amounts withheld under the backup withholding rules will be refunded or credited against the Non-United States Holder's United States Federal income tax liability, provided that the required information is furnished to the Internal Revenue Service.

  These information reporting and backup withholding rules are under review by the United States Treasury and their application to the Common Stock could be changed by future regulations.

                  FUTURE REVISIONS IN POLICIES AND STRATEGIES

  The Board of Directors has established the investment policies and operating policies and strategies set forth in this Prospectus. The Board of Directors has the power to modify or waive such policies and strategies without the consent of the stockholders to the extent that the Board of Directors determines that such modification or waiver is in the best interests of stockholders. Among other factors, developments in the market which affect the policies and strategies mentioned herein or which change the Company's assessment of the market may cause the Board of Directors to revise the Company's policies and strategies.

                                  COMPETITION

  The Company believes that its principal competition in the business of acquiring and holding Mortgage-Backed Securities is financial institutions such as banks and savings and loans, life insurance companies, institutional investors such as mutual funds and pension funds, and certain mortgage REITs. The existence of these competitive entities, as well as the possibility of additional entities forming in the future, may increase the competition for the acquisition of Mortgage-Backed Securities resulting in higher prices and lower yields on such assets.

                                 RISK FACTORS
OPERATIONS RISKS

 General

  The results of the Company's operations are affected by various factors, many of which are beyond the control of the Company. The results of the Company's operations depend on, among other things, the level of net interest income generated by the Company's Mortgage-Backed Securities, the market value of such Mortgage-Backed Securities and the supply of and demand for such Mortgage-Backed Securities. The Company's net interest income varies primarily as a result of changes in short-term interest rates, borrowing costs and prepayment rates, the behavior of which involves various risks and uncertainties as set forth below. Prepayment rates, interest rates and borrowing costs depend on the nature and terms of the Mortgage-Backed Securities, conditions in financial markets, the fiscal and monetary policies of the United States government and the Board of Governors of the Federal Reserve System, international economic and financial conditions, competition and other factors, none of which can be predicted with any certainty. Since changes in interest rates may significantly affect the Company's activities, the operating results of the Company depend, in large part, upon the ability of the Company to effectively manage its interest rate and prepayment risks while maintaining its status as a REIT. See "--Risks Associated with Interest Rate Changes and Hedging" and "Business Strategy--Capital Investment Policy-- Interest Rate Risk Management."

 Risks Associated with Differences Between Mortgage-Backed Security and
   Borrowing Characteristics; Rate Adjustment Caps


  At December 31, 1997, all of the Mortgage-Backed Securities held by the Company were Agency Certificates backed by Single-Family Mortgage Loans, of which approximately 87% had coupon rates which adjust over time (subject to certain limitations and lag periods) in conjunction with changes in short-term interest rates, such adjustments being based on an objective index such as LIBOR, the Treasury Index or the CD Rate. It is expected in the future that a substantial portion of the Company's Mortgage-Backed Securities will consist of adjustable-rate Pass-Through Certificates ("ARM Certificates") or floating rate CMOs which also will be subject to periodic interest rate adjustments based on such objective indices ("Floaters").

  Interest rates on the Company's borrowings are expected to continue to be based on short-term indices. To the extent any of the Company's Mortgage-Backed Securities are financed with borrowings bearing interest based on or varying with an index different from that used for the related Mortgage-Backed Securities, so-called "basis" interest rate risk results. In such event, if the index used for the Mortgage-Backed Securities is a "lagging" index that reflects market interest rate changes on a delayed basis, and the rate borne by the related borrowings reflects market rate changes more rapidly, the Company's net interest income will be adversely affected in periods of increasing market interest rates.

  The Company's adjustable-rate Mortgage-Backed Securities are subject to periodic rate adjustments which may not be matched precisely with increases or decreases in rates borne by the borrowings or financings utilized by the Company. Accordingly, in a period of increasing interest rates, the Company could experience a decrease in net interest income or a net loss because the interest rates on borrowings could adjust faster than the interest rates on the Company's adjustable-rate Mortgage-Backed Securities.

  Interest rates on the Company's Mortgage-Backed Securities are subject typically to periodic and lifetime interest rate caps which limit the amount an interest rate can change during any given period. The Company's borrowings are not subject to similar restrictions. Hence, in a period of rapidly increasing interest rates, the Company could also experience a decrease in net interest income or a net loss because the interest rates on borrowings could increase without limitation while the interest rates on the Company's Mortgage-Backed Securities (consisting primarily of ARM Certificates and Floaters) would be limited by caps. While the Company may hedge certain risks associated with interest rate increases, no hedging strategy can insulate the Company completely from interest rate risk. To date, the Company has not entered into any interest rate hedging agreements.

  The Company expects that the net effect of these factors, all other factors being equal, could be to lower the Company's net interest income or cause a net loss during periods of rapidly rising market interest rates, which could negatively impact the level of dividend distributions and reduce the market price of the Common Stock. This reduction in net income, or net loss, could occur in an increasing interest rate environment as a result of interest rate increases in borrowings which are more rapid than interest rate increases on the Company's Mortgage-Backed Securities or as a result of periodic and lifetime interest rate caps on the Company's Mortgage-Backed Securities.

 Prepayment Risks of Mortgage-Backed Securities

  Prepayment rates on Mortgage-Backed Securities vary from time to time and may cause changes in the amount of the Company's net interest income. Prepayments of ARM Certificates and Floaters usually can be expected to increase when mortgage interest rates fall below the then-current interest rates on ARMs and decrease when mortgage interest rates exceed the then-current interest rate on ARMs, although such effects are not predictable. Prepayment experience also may be affected by the conditions in the housing and financial markets, general economic conditions and the relative interest rates on fixed-rate and adjustable-rate mortgage loans underlying Mortgage-Backed Securities. Some Mortgage-Backed Securities are structured so that certain classes are provided protection from prepayments for a period of time. However, in a period of extremely rapid prepayments, during which earlier-paying classes may be retired faster than expected, the protected classes may receive unscheduled payments of principal earlier than expected and would have average lives that, while longer than the average lives of the earlier-paying classes, would be shorter than originally expected. The Company seeks to minimize prepayment risk through a variety of means, including structuring a diversified portfolio with a variety of prepayment characteristics, investing in certain Mortgage-Backed Security structures which have prepayment protection, and balancing assets purchased at a premium with assets purchased at a discount. No strategy, however, can completely insulate the Company from prepayment risks arising from the effects of interest rate changes. Prepayment risk may be increased if the Company purchases interest-only strips to protect against interest rate increases. Certain Mortgage-Backed Securities may have underlying mortgage loans which are convertible to fixed-rate loans. Since converted loans are required to be repurchased by the applicable Agency (FHLMC, FNMA or GNMA) or servicer, the conversion of a loan results, in effect, in the prepayment of such loan.

  Changes in anticipated prepayment rates of Mortgage-Backed Securities could affect the Company in several adverse ways. A portion of the Mortgage-Backed Securities to be acquired by the Company may be recently originated and bear initial interest rates which are lower than their "fully-indexed" rates (the applicable index plus margin). In the event that such a Mortgage-Backed Security is prepaid faster than anticipated prior to or soon after the time of adjustment to a fully-indexed rate, the Company will experience an adverse effect on its net interest income during the time it holds such Mortgage-Backed Security compared with holding a fully-indexed Mortgage-Backed Security and will lose the opportunity to receive interest at the fully-indexed rate over the expected life of the Mortgage-Backed Security. In addition, the faster than anticipated prepayment of any Mortgage-Backed Security that is purchased at a premium by the Company would generally result in a faster than anticipated write-off of any remaining capitalized premium amount and consequent reduction of the Company's net interest income by such amount. At December 31, 1997, a majority of the Company's Mortgage-Backed Securities had been acquired at a premium. While the effects of prepayments may be mitigated to the extent the Company acquires Mortgage-Backed Securities at a discount, to date, a substantial majority of the Company's Mortgage-Backed Securities have been acquired at a premium, rather than a discount.

 Risks Associated with Leverage

  The Company's financing strategy is designed to increase the size of its Mortgage-Backed Security investment portfolio by borrowing a substantial portion (which may vary depending upon the mix of the

Mortgage-Backed Securities in the Company's portfolio and the application of the Company's Capital Investment Policy requirements to such mix of Mortgage-Backed Securities) of the market value of its Mortgage-Backed Securities. If the coupon income on the Mortgage-Backed Securities purchased with borrowed funds fails to cover the cost of the borrowings, the Company will experience net interest losses and may experience net losses. Such losses could be increased substantially as a result of the Company's substantial leverage.

  The Company expects generally to maintain a ratio of debt-to-equity of between 8:1 and 12:1, although the ratio may vary from time to time depending upon market conditions and other factors deemed relevant by management. However, the Company is not limited under its Bylaws in respect of the amount of its borrowings, whether secured or unsecured, and the debt-to-equity ratio could at times be greater than 12:1. For purposes of calculating the debt-to-equity ratio, the Company's equity equals the value of the Company's investment portfolio on a mark-to-market basis less the book value of the Company's obligations under repurchase agreements and other collateralized borrowings. At December 31, 1997, the debt-to-equity ratio of the Company was 7:1.

  The ability of the Company to achieve its investment objectives depends on its ability to borrow money in sufficient amounts and on favorable terms. Through increases in haircuts (i.e., the over-collateralization amount required by a lender), decreases in the market value of the Company's Mortgage-Backed Securities, increases in interest rate volatility, changes in the availability of financing in the market, conditions then applicable in the lending market and other factors, the Company may not be able to achieve the degree of leverage it believes to be optimal, which may cause the Company to be less profitable than it would be otherwise. In addition, as a result of the Company's intention to structure its investment portfolio to qualify for an exemption from regulation as an investment company, the Company may be limited in the types and amounts of Mortgage-Backed Securities it can purchase which, in turn, may affect the ability of the Company to achieve the degree of leverage it believes to be optimal.

 Risk of Decline in Market Value of Mortgage-Backed Securities; Margin Calls and Defaults

  Although, at December 31, 1997 and as of the date hereof, none of the Company's Mortgage-Backed Securities were or are cross-collateralized to secure multiple borrowing obligations of the Company to a single lender, the Company's Mortgaged-Backed Securities may be cross-collateralized in the future. A decline in the market value of such assets may limit the Company's ability to borrow or result in lenders initiating margin calls (i.e., requiring a pledge of cash or additional Mortgage-Backed Securities to re-establish the ratio of the amount of the borrowing to the value of the collateral). The Company's fixed-rate Mortgage-Backed Securities generally are more susceptible to margin calls as increases in interest rates tend to more negatively affect the market value of fixed-rate Mortgage-Backed Securities than adjustable-rate Mortgage-Backed Securities. This remains true despite effective hedging against such fluctuations as the hedging instruments may not be part of the collateral securing the collateralized borrowings. Additionally, it may be difficult to realize the full value of the hedging instrument when desired for liquidity purposes due to the applicable REIT Provisions of the Code. The Company could be required to sell Mortgage-Backed Securities under adverse market conditions in order to maintain liquidity. Such sales may be effected by the Company when deemed necessary in order to preserve the capital base of the Company. If these sales were made at prices lower than the amortized cost of the Mortgage-Backed Securities, the Company would experience losses. A default by the Company under its collateralized borrowings could also result in a liquidation of the collateral, including any cross-collateralized assets, and a resulting loss of the difference between the value of the collateral and the amount borrowed.

  Additionally, in the event of a bankruptcy of the Company, certain repurchase agreements may qualify for special treatment under the Bankruptcy Code, the effect of which is, among other things, to allow the creditors under such agreements to avoid the automatic stay provisions of the Bankruptcy Code and to liquidate the collateral under such agreements without delay.

  To the extent the Company is compelled to liquidate Mortgage-Backed Securities qualifying as Qualified REIT Real Estate Assets to repay borrowings, the Company may be unable to comply with the REIT Provisions of the Code regarding assets and sources of income requirements, ultimately jeopardizing the Company's status as a REIT. The Code does not provide for any mitigating provisions with respect to the 30% Gross Income Test. Accordingly, if the Company failed to meet the 30% Gross Income Test, its status as a REIT would terminate automatically. The 30% Gross Income Test means the requirement for each taxable year that less than 30% of the Company's gross income is derived from the sale of Qualified REIT Real Estate Assets held for less than four years, stock or securities held for less than one year (including certain interest rate swap and cap agreements entered into to hedge variable rate debt incurred to acquire Qualified Real Estate Assets) and certain "dealer" property. Pursuant to recently enacted legislation, the 30% Gross Income Test has been repealed for taxable years beginning after August 5, 1997. See "Certain Federal Income Tax Considerations--General--Asset Tests", "--Income Tests" and "--Recent Legislation."

 Risks of Increased Borrowing Costs and Failure to Refinance Outstanding Borrowings

  Currently, all of the Company's borrowings are collateralized borrowings in the form of repurchase agreements. The ability of the Company to enter into repurchase agreements in the future will depend on the market value of the Mortgage-Backed Securities pledged to secure the specific borrowings, the availability of financing, and other conditions then applicable in the lending market. The Company may effect additional borrowings through using other types of collateralized borrowings, loan agreements, lines of credit, Dollar-Roll Agreements and other credit facilities with institutional lenders or through the issuance of debt securities. A "Dollar-Roll Agreement" is an agreement to sell a security for delivery on a specified future date entered into simultaneously with an agreement to repurchase the same or a substantially similar security (with the same coupon and original maturity periods) on a specified future date. The cost of borrowings under repurchase agreements generally corresponds to LIBOR plus or minus a margin, although such agreements may not expressly incorporate a LIBOR index. The cost of borrowings under other sources of funding which the Company may use may refer or correspond to other short-term indices, plus or minus a margin. The margins on such borrowings over or under LIBOR or such other short-term indices may vary depending on the lender, the nature and liquidity of the underlying collateral, the movement of interest rates, the availability of financing in the market and other factors. Increased borrowing costs could adversely impact the Company's net income.

  The Company's business strategy relies primarily on short-term borrowings to fund Mortgage-Backed Securities with adjustable-rate coupons and long-term maturities. Thus, the ability of the Company to achieve its investment objectives depends not only on its ability to borrow money in sufficient amounts and on favorable terms but also on the Company's ability to renew or replace on a continuous basis its maturing short-term borrowings. In the event the Company is not able to renew or replace maturing borrowings, the Company could be required to sell Mortgage-Backed Securities under possibly adverse market conditions and could incur losses as a result. In addition, in such event, the Company may be required to terminate any hedging positions, which could result in further costs to the Company. At the same time, the market value of the assets in which the Company's liquidity capital is invested may have decreased. A number of such factors in combination could cause difficulties for the Company and might result in a liquidation of a major portion of the Company's Mortgage-Backed Securities at disadvantageous prices with consequent losses, which could have a material adverse effect on the Company and its solvency.

 Risk of Decrease in Net Interest Income Due to Interest Rate Fluctuations

  At December 31, 1997, approximately 87% of the Company's Mortgage-Backed Securities had adjustable interest or pass-through rates based on short-term interest rates, and substantially all of the Company's borrowings bore interest at short-term rates and had maturities of less than one year. Consequently, changes in short-term interest rates may significantly influence the Company's net interest income. While increases in short-term interest rates will generally increase the yields on the Company's adjustable-rate Mortgage-Backed Securities, rising short-term rates will also increase the costs of borrowings by the Company which will be utilized to fund the Mortgage-Backed Securities and, to the extent such costs rise more rapidly than the yields, the Company's net interest income may be reduced or a net loss may result. Increases in short-term rates relative to long-term rates could adversely impact the Company's net income. In periods of high interest rates, the

Company's net income may be less than income generated through alternative investments of equal or lower risk, which could negatively impact the price of the Common Stock. No assurance can be given as to the amount or timing of changes in interest rates or their effect on the Company's Mortgage-Backed Securities or net interest income.

 Risks Associated with Interest Rate Changes and Use of Interest Rate Derivatives for Hedging

  The Company's operating strategy subjects it to interest rate risks as described under "--Risk of Decrease in Net Interest Income Due to Interest Rate Fluctuations" above. The Company has adopted policies as part of its Capital Investment Policy intended to protect against interest rate changes and prepayments. See "Business Strategy--Capital Investment Policy--Interest Rate Risk Management." The Company may purchase from time to time interest rate caps, interest rate swaps and similar instruments to attempt to mitigate the risk of the cost of its variable rate liabilities increasing at a faster rate than the earnings on its assets during a period of rising rates. However, it is not expected that such hedging strategies will completely insulate the Company against interest rate risk. To date, the Company has not entered into any hedging transactions.

  Developing an effective asset/liability management strategy is complex, and no strategy can completely insulate the Company from risks associated with interest rate changes and prepayments. In addition, to the extent the Company engages in hedging, there can be no assurance that the Company's hedging activities will have the desired beneficial impact on the Company's results of operations or financial condition. Hedging typically involves costs, including transaction costs, which increase dramatically as the period covered by the hedge increases and which also increase during periods of rising and volatile interest rates. The Company may increase its hedging activity, and thus increase its hedging costs, during such periods when interest rates are volatile or rising and hedging costs have increased. Such hedging costs may cause the Company to conclude that a particular hedging transaction is not appropriate for the Company, thereby affecting the Company's ability to mitigate interest rate risk.

  Federal tax laws applicable to REITs may substantially limit the Company's ability to engage in asset/liability management transactions. Such Federal tax laws may prevent the Company from effectively implementing hedging strategies that the Company determines, absent such restrictions, would best insulate the Company from the risks associated with changing interest rates and prepayments. See "Certain Federal Income Tax Considerations--General" and "-- Taxation of the Company." In this regard, the amount of income the Company may earn from its interest rate caps and other hedging instruments may be subject to substantial limitations under the REIT Provisions of the Code. In particular, income generated by such instruments is non-qualifying income for purposes of the 75% Gross Income Test and is income from the sale of a security subject to the 30% Gross Income Test. Additionally, the Company will treat such income as non-qualifying income for the 95% Gross Income Test unless it receives advice from its tax advisors that such income constitutes qualifying income for purposes of such test. Pursuant to recently enacted legislation, the 30% Gross Income Test has been repealed for taxable years beginning after August 5, 1997, but such income would still not qualify for the 75% Gross Income Test or, subject to the preceding sentence, the 95% Gross Income Test. See "Certain Federal Income Tax Considerations--General--Gross Income Tests" and "--Recent Legislation." This determination may result in management electing to have the Company bear a level of interest rate risk that might otherwise be hedged. The "75% Gross Income Test" means the requirement for each taxable year that at least 75% of the Company's gross income must be derived from certain specified real estate sources including interest income and gain from the disposition of Qualified REIT Real Estate Assets or "qualified temporary investment income" (i.e., income derived from "new capital" within one year of the receipt of such capital). The "95% Gross Income Test" means the requirement for each taxable year that at least 95% of the Company's gross income for each taxable year must be derived from sources of income qualifying for the 75% Gross Income Test, dividends, interest, and gains from the sale of stock or other securities (including certain interest rate swap and cap agreements entered into to hedge variable rate debt incurred to acquire Qualified REIT Real Estate Assets) not held for sale in the ordinary course of business.

  If the Company purchases interest rate caps or other interest rate agreements to hedge against lifetime and periodic rate or payment caps, and the provider of interest rate agreements becomes financially unsound or insolvent, the Company may be forced to unwind its interest rate agreements with such provider and may take a loss on such interest rate agreements. Although the Company intends to purchase interest rate agreements only from financially sound institutions and to monitor the financial strength of such institutions on a periodic basis, no assurance can be given that the Company can avoid such third party risks.

 Credit Risks Associated with Investment Strategy

  The Company's Capital Investment Policy provides that at least 75% of the Company's total assets are to be comprised of High Quality Mortgage-Backed Securities and High Quality Short-Term Investments. "Short-Term Investments" means short-term bank certificates of deposit, short-term United States treasury securities, short-term United States government agency securities, commercial paper, reverse repurchase agreements, short-term CMOs, short-term asset-backed securities and other similar types of short-term investment instruments, all of which will have maturities or average lives of less than one year. The Capital Investment Policy provides that the remainder of the Company's assets, comprising not more than 25% of total assets, may consist of Mortgage-Backed Securities and other Qualified REIT Real Estate Assets which are unrated or rated less than High Quality. The Company's investment strategy seeks to balance the risk and return potential of its investments in a manner that attempts to maximize return while minimizing the risk of losses to the Company through defaults on portfolio obligations. This strategy determines the relative weightings within the Company's portfolio of Mortgage-Backed Securities of different ratings. The Company attempts to structure its portfolio to maintain a minimum weighted average rating (including the Company's deemed comparable ratings for unrated Mortgage-Backed Securities based on a comparison to rated Mortgage-Backed Securities with like characteristics) of its Mortgage-Backed Securities of at least single "A" under the S&P rating system and at the comparable level under the other rating systems. There can be no assurance the Company's deemed comparable ratings will agree with assessments by others as to how such Mortgage-Backed Securities would be rated. In addition, to the extent that the Company invests in High Quality investments, the yield on such assets may be lower than the yield on lower rated securities. To date, the Company has invested solely in Agency Certificates which, although not rated, carry an implied "AAA" rating.

 Ability to Acquire Mortgage-Backed Securities at Favorable Yields; Competition and Supply

  The Company's net income depends, in large part, on the Company's ability to acquire Mortgage-Backed Securities at favorable spreads over the Company's borrowing costs. In acquiring Mortgage-Backed Securities, the Company competes with other REITs, investment banking firms, savings and loan associations, banks, insurance companies, mutual funds, other lenders, and other entities purchasing Mortgage-Backed Securities, many of which have greater financial resources than the Company. In addition, there are several mortgage REITs similar to the Company, and others may be organized in the future. The effect of the existence of additional REITs may be to increase competition for the available supply of Mortgage-Backed Securities suitable for purchase by the Company. Further, in fluctuating interest rate environments, the spread between interest rates on adjustable-rate mortgage loans and interest rates on fixed-rate mortgage loans may decrease, and may cease to exist or become negative. Under such conditions, mortgagors tend to favor fixed-rate mortgage loans, thereby decreasing the supply of adjustable-rate Mortgage-Backed Securities available to the Company for purchase. The relative availability of adjustable-rate Mortgage-Backed Securities may also be diminished by a number of other market and regulatory considerations.

  There can be no assurance that the Company will be able to continue to acquire sufficient Mortgage-Backed Securities from mortgage suppliers at spreads above the Company's cost of funds. The Company will also face competition for financing sources, and the effect of the existence of additional mortgage REITs may be to deny the Company access to sufficient funds to carry out its business strategy and/or to increase the cost of funds to the Company.

 Risks of Limited Guarantees by FHLMC and FNMA

  As of December 31, 1997, by principal amount, approximately 24% of the Company's Mortgage-Backed Securities were FHLMC Certificates and approximately 61% of the Company's Mortgage-Backed Securities were FNMA Certificates. FHLMC's guarantee to holders of FHLMC Certificates and FNMA's guarantee to holders of FNMA Certificates are subject to certain limitations.

  FHLMC guarantees to each holder of FHLMC Certificates the timely payment of interest at the applicable pass-through rate and ultimate collection of all principal on the holder's pro rata share of the unpaid principal balance of the underlying Mortgage Loans, but does not guarantee the timely payment of scheduled principal of the underlying Mortgage Loans. The obligations of FHLMC under its guarantees are solely those of FHLMC and are not backed by the full faith and credit of the United States. If FHLMC were unable to satisfy such obligations, distributions to holders of FHLMC Certificates would consist solely of payments and other recoveries on the underlying Mortgage Loans and, accordingly, monthly distributions to holders of FHLMC Certificates would be affected by delinquent payments and defaults on such Mortgage Loans.

  FNMA guarantees to the registered holder of a FNMA Certificate that it will distribute amounts representing scheduled principal and interest (at the rate provided by the FNMA Certificate) on the Mortgage Loans in the pool underlying the FNMA Certificate, whether or not received, and the full principal amount of any such Mortgage Loan foreclosed or otherwise finally liquidated, whether or not the principal amount is actually received. The obligations of FNMA under its guarantees are solely those of FNMA and are not backed by the full faith and credit of the United States. If FNMA were unable to satisfy such obligations, distributions to holders of FNMA Certificates would consist solely of payments and other recoveries on the underlying Mortgage Loans and, accordingly, monthly distributions to holders of FNMA Certificates would be affected by delinquent payments and defaults on such Mortgage Loans.

 Limitations on Ratings of Mortgage-Backed Securities

  A rating is not a recommendation to buy, sell or hold a security, inasmuch as such rating does not comment as to the market price of the security or the suitability of the security for a particular investor. There is no assurance that a rating will remain for any given period of time or that a rating will not be lowered or withdrawn entirely by a Rating Agency if in its judgment circumstances so warrant.

 Risks of Unrated Assets

  The Company's Capital Investment Policy provides that the Company's assets may include certain assets which are unrated but are determined by the Company to be of comparable quality to rate High Quality Mortgage-Backed Securities and certain assets which are unrated but are determined by the Company to be of comparable credit quality to an investment which is at least "investment grade" (rated "BBB" or better by S&P or the equivalent by another nationally recognized rating organization). Prior to acquiring any such unrated securities, the Company intends to engage an independent consultant with expertise in rating "investment grade" securities to assist the Company in evaluating the creditworthiness of such securities and determining whether such securities are qualified to be purchased under the Company's Capital Investment Policy. In making such evaluations, the Company will look at similar criteria utilized by S&P and other nationally recognized rating organizations. Such criteria may include a review of the cash flow and other characteristic of the security, an analysis of the components of the security and a valuation of comparable assets. However, the Company is not expert in evaluating unrated assets, such unrated assets will not carry the rating of a nationally recognized rating agency and there can be no guarantee that the Company or any independent consultant engaged by the Company will be able to make an accurate valuation of such unrated assets.

 Risk of Asset Concentration

  Although the Company seeks geographic diversification of the properties underlying the Mortgage-Backed Securities which it acquires, it does not set specific limitations on the aggregate percentage of underlying properties which may be located in any one area. Consequently, properties underlying such Mortgage-Backed Securities may be located in the same or a limited number of geographical regions. Adverse changes in the economic conditions of the geographic regions in which the properties underlying the Mortgage-Backed Securities are concentrated likely would have an adverse effect on real estate values, interest rates and prepayment rates and increase the risk of default by the obligors on the underlying mortgage loans; accordingly, the Company's results of operations could be adversely affected. In addition, the properties underlying all of the Mortgage-Backed Securities owned by the Company are single-family (one- to four-units) properties. While, the Company believes that asset concentration in Mortgage-Backed Securities backed by Single-Family Mortgage Loans provides less risk than Mortgage-Backed Securities backed by Multifamily and Commercial Mortgage Loans, a downturn in the residential housing market could adversely affect the Company.

LEGAL AND OTHER RISKS

 Dependence on Key Personnel

  The Company's operations depend in significant part upon the contributions of its executive officers who presently devote at least 90% of their working time to the business of the Company and intend in the future, as between the Company and FIDAC, to devote at least 90% of their working time to the Company's business. Although Michael Farrell, Chairman of the Board and Chief Executive Officer, Timothy Guba, President and Chief Operating Officer Wellington St. Claire, Vice Chairman of the Board, and Kathryn F. Fagan, Chief Financial Officer currently have employment agreements with the Company, there can be no assurance of the continued employment of all such officers. The loss of any key person could have a material adverse effect on the Company's business and results of operations.

 Loss of Investment Company Act Exemption Would Adversely Affect the Company

  The Company at all times intends to conduct its business so as not to become regulated as an investment company under the Investment Company Act. Accordingly, the Company does not expect to be subject to the restrictive provisions of the Investment Company Act. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" ("Qualifying Interests"). Under the current interpretation of the staff of the Commission, in order to qualify for this exemption, the Company must maintain at least 55% of its assets directly in mortgage loans, qualifying Pass-Through Certificates and certain other qualifying interests in real estate. In addition, unless certain Mortgage-Backed Securities represent all the certificates issued with respect to an underlying pool of mortgages, such Mortgage-Backed Securities may be treated as securities separate from the underlying mortgage loans and, thus, may not qualify as Qualifying Interests for purposes of the 55% requirement. Therefore, the Company's ownership of certain Mortgage-Backed Securities may be limited by the provisions of the Investment Company Act. In addition, in meeting the 55% requirement under the Investment Company Act, the Company considers mortgage pass-through certificates issued with respect to an underlying pool as to which the Company holds all issued certificates as Qualifying Interests. If the Securities and Exchange Commission, or its staff, adopts a contrary interpretation with respect to such securities, the Company could be required to restructure its activities to the extent its holdings of such mortgage pass-through certificates did not comply with the interpretation. Such a restructuring could require the sale of a substantial amount of mortgage pass-through certificates held by the Company at a time it would not otherwise do so, which sale could occur under adverse market conditions and the Company could incur losses as a result. Further, in order to insure that the Company at all times continues to qualify for the above exemption from the Investment Company Act, the Company may be required at times to adopt less efficient methods of financing certain of its Mortgage-Backed Securities than would otherwise be the case and may be precluded from acquiring certain types of Mortgage-Backed Securities whose yield is somewhat higher than the yield on Mortgage-Backed Securities that could be purchased in a manner consistent with the exemption. The net effect of these factors may be to lower at times the Company's net interest income. If the Company fails to qualify for exemption from registration as an investment company, its ability to use leverage would be substantially reduced and it would be unable to conduct its business as described herein. Any such failure to qualify for such exemption could have a material adverse effect on the

Company. The Company believes that, as of the date hereof, the Company's portfolio of Mortgage-Backed Securities would qualify the Company for such exemption.

 Failure to Maintain REIT Status Would Subject the Company to Additional Tax

  In order to maintain its qualification as a REIT for Federal income tax purposes, the Company must comply with the REIT Provisions of the Code, including satisfying certain tests with respect to the sources of its income, the nature and diversification of its assets, the amount of its distributions to stockholders and the ownership of its stock.

  The Company intends, at all times, to operate so as to qualify as a REIT for Federal income tax purposes. To qualify as a REIT, the Company must satisfy a series of complicated tests related to the nature of its assets and income and it must also distribute substantially all of its income (as specially defined for these purposes) to its stockholders. If the Company fails to qualify as a REIT in any taxable year and certain relief provisions of the Code do not apply, the Company would be subject to Federal income tax as a regular domestic corporation, and its stockholders would be subject to tax in the same manner as stockholders of such corporation. Distributions to stockholders in any year in which the Company fails to qualify as a REIT would not be deductible by the Company in computing its taxable income. As a result, the Company could be subject to income tax liability, thereby significantly reducing or eliminating the amount of cash available for distribution to its stockholders. Further, the Company could also be disqualified from re-electing REIT status for the four taxable years following the year during which it became disqualified.

  No assurance can be given that future legislation, regulations, administrative interpretations or court decisions will not significantly change the tax laws with respect to the Company's qualification as a REIT or the Federal income tax consequences of such qualification, which changes may reduce or eliminate the Company's competitive advantage over non-REIT competitors. See "Certain Federal Income Tax Considerations--Taxation of the Company."

 Risk of Future Revisions in Policies and Strategies

  The Board of Directors has established the investment policies and operating policies and strategies set forth in this Form 10-K as the investment policies and operating policies and strategies of the Company. However, these policies and strategies may be modified or waived by the Board of Directors, subject in certain cases to approval by a majority of the Independent Directors, without stockholder consent. Although a majority of the Board of Directors will be comprised of Independent Directors, the initial selection of the Independent Directors was made by the initial stockholders of the Company who are also officers or directors of the Company. "Independent Director" means a director of the Company who is not an officer or employee of the Company.

 Dilution; Risk of Potential Future Offerings

  The Company may in the future increase its capital resources by making additional offerings of equity and debt securities, including classes and series of preferred stock, additional classes and series of common stock, commercial paper, medium-term notes and senior or subordinated notes. All debt securities and classes of preferred stock will be senior to the Common Stock in a liquidation of the Company. The effect of additional equity offerings may be the dilution of the equity of stockholders of the Company or the reduction of the price of shares of the Company's Common Stock, or both. The Company is unable to estimate the amount, timing or nature of additional offerings as they will depend upon market conditions and other factors.

 Illiquidity of Certain Investments

  A small portion of the Company's portfolio may be invested in Mortgage-Backed Securities for which the secondary trading market is not as well developed as the market for certain other Mortgage-Backed Securities (or which are otherwise considered less marketable or illiquid). Although the Company expects that most of the

Company's investments will be in Mortgage-Backed Securities for which a resale market exists, certain of the Company's investments may lack a regular trading market and may be illiquid. In addition, during turbulent market conditions, the liquidity of all of the Company's Mortgage-Backed Securities may be adversely impacted. There is no limit on the percentage of the Company's investments that may be invested in illiquid Mortgage-Backed Securities.

 Issuance of Preferred Stock

  The Articles of Incorporation authorize the Board of Directors to reclassify any of the unissued shares of authorized capital stock into a class or classes of preferred stock. The issuance of preferred stock could have the effect of making an attempt to gain control of the Company more difficult by means of a merger, tender offer, proxy contest or otherwise. Preferred stock, if issued, could have a preference on dividend payments over the Common Stock which could affect the ability of the Company to make dividend distributions to the holders of Common Stock. At present, the Company has no intention to issue preferred stock; however, the Company may decide, in the future, to issue preferred stock based upon its consideration of various factors, including the Company's determination as to the most efficient method for raising capital and consideration of the effect which such issuance will have on the Common Stock.

 Restrictions on Ownership of Capital Stock

  In order that the Company may meet the requirements for qualification as a REIT, the Articles of Incorporation prohibit any person from acquiring or holding, directly or constructively, ownership of a number of shares of capital stock in excess of 9.8% in number of shares or value (the "Ownership Limit") of the outstanding shares. For this purpose the term "ownership" is defined as either direct ownership or constructive ownership in accordance with the constructive ownership provisions of section 544 of the Code. Any transfer of shares of capital stock that would result in disqualification of the Company as a REIT or that would (a) create a direct or constructive ownership of shares of stock in excess of the Ownership Limit, or (b) result in the shares of stock being beneficially owned (within the meaning section 856(a) of the Code) by fewer than 100 persons (determined without reference to any rules of attribution), or (c) result in the Company being "closely held" within the meaning of section 856(h) of the Code, will be null and void, and the intended transferee (the "purported transferee") will acquire no rights to such shares. Any purported transfer of shares that would result in a person owning (directly or constructively) shares in excess of the Ownership Limit (except as otherwise waived by the Board of Directors) due to the unenforceability of the transfer restrictions set forth above will constitute "Excess Securities." Excess Securities will be transferred by operation of law to a trust to be established by the Company for the exclusive benefit of a charitable organization, until such time as the trustee of the trust, which shall be a banking institution designated as trustee by the Company which is unaffiliated with either the Company or the purported transferee, retransfers the Excess Securities. Subject to the Ownership Limit, Excess Securities may be transferred by the trust to any person (if such transfer would not result in Excess Securities) at a price not to exceed the price paid by the purported transferee (or, if no consideration was paid by the purported transferee, the fair market value of the Excess Securities on the date of the purported transfer), at which point the Excess Securities will automatically cease to be Excess Securities. See "Certain Federal Income Tax Considerations--General-- Stock Ownership Tests."

  Subject to certain limitations, the Board of Directors may increase or decrease the Ownership Limit. In addition, to the extent consistent with the REIT Provisions of the Code, the Board of Directors has the right, pursuant to the Company's Articles of Incorporation, to waive the Ownership Limit for and at the request of a purchaser of the Common Stock. In connection with any such waiver, the Company may require that the stockholder requesting such a waiver enter into an agreement with the Company providing for the repurchase by the Company of shares from the stockholder under certain circumstances to ensure compliance with the REIT Provisions of the Code. Such repurchase would be at fair market value as set forth in the agreement between the Company and such stockholder. The consideration received by the stockholder in such repurchase might be characterized as the receipt by the stockholder of a dividend from the Company, and any stockholder entering into such an agreement with the Company should consult its tax advisor in connection with its entering into such an agreement. At present, the Company does not intend to waive the Ownership Limit for any purchaser of shares of the Common Stock.

  The provisions described above may inhibit market activity and a resulting takeover or other transaction in which holders of some or a majority of the Company's capital stock might receive a premium for their shares or which such holders might believe to be otherwise in their best interests. Such provisions also may make the Company an unsuitable investment vehicle for any person seeking to obtain ownership of more than 9.8% of the outstanding shares of capital stock.

 Capital Stock Price Volatility Risk

  With respect to the public market for the Common Stock, it is likely that the market price of the Common Stock will be influenced by any variation between the net yield on the company's Mortgage-Backed Securities and prevailing market interest rates and by the market's perception of the Company's ability to achieve earnings growth. The Company's earnings will be derived primarily from any positive spread between the yield on the Company's Mortgage-Backed Securities and the cost of the Company's borrowings. The positive spread between the yield on the Company's Mortgage-Backed Securities and the cost of borrowings will not necessarily be stable regardless of the Company's business strategy to achieve such result over longer periods of time. Accordingly, in periods of high interest rates, the net income of the Company, and therefore the dividend yield on the Common Stock, may be less attractive compared with alternative investments, which could negatively impact the price of the Common Stock. If the anticipated or actual net yield on the Company's Mortgage-Backed Securities declines or if prevailing market interest rates rise, thereby decreasing the positive spread between the net yield on the Mortgage-Backed Securities and the cost of the Company's borrowing, the market price of the Common Stock may be adversely affected. The market price of the Company's Common Stock may also be influenced by real or perceived future earnings variability caused by changes in prepayment rates. In addition, if the market price of other REIT stocks decline for any reason, or there is a broad-based decline in real estate values or the Common Stock has been adversely affected due to any of the foregoing reasons, the liquidity of the Common Stock may be negatively impacted and investors who may desire or be required to sell shares of Common Stock may experience losses.

ITEM 2. PROPERTIES

  The Company's executive and administrative office is located at 12 East 41st Street, Suite 700, New York, New York 10017, telephone 212-696-0100. This office is leased under a lease expiring December 2007.

ITEM 3. LEGAL PROCEEDINGS

  At December 31, 1997, there were no pending legal proceedings to which the Company was a party, or of which any of its property was subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 1997.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's Common Stock began trading publicly on October 8, 1997 and is traded on the New York Stock Exchange under the trading symbol NLY. As of March 16, 1998, the Company had 12,713,900 shares of common stock issued and outstanding which was held by 65 holders of record and approximately 3,000 beneficial owners.

  The following table sets forth, for the periods indicated, the high, low, and closing sales prices per share of Common Stock as reported on the New York Stock Exchange composite tape and the cash dividends declared per share of Common Stock.

                                                               STOCK PRICES
                                                           --------------------
                                                            HIGH   LOW   CLOSE
                                                           ------ ------ ------
   Fourth Quarter ended December 31, 1997................. $12.81 $10.00 $11.00

                                                                  CASH DIVIDENDS
                                                                     DECLARED
                                                                    PER SHARE
                                                                  --------------
   First Quarter ended March 31, 1997............................     $0.075
   Second Quarter ended June 30, 1997............................     $0.255
   Third Quarter ended September 30, 1997........................     $ 0.18
   Fourth Quarter ended December 31, 1997........................     $ 0.22

  The Company intends to pay quarterly dividends and to make such distributions to its stockholders in amounts such that all or substantially all of its taxable income in each year (subject to certain adjustments) is distributed so as to qualify for the tax benefits accorded to a REIT under the Code. All distributions will be made by the Company at the discretion of the Board of Directors and will depend on the earnings of the Company, the financial condition of the Company, maintenance of REIT status and such other factors as the Board of Directors may deem relevant from time to time.

ITEM 6. SELECTED FINANCIAL DATA

  The following selected financial data are derived from the audited financial statements of the Company for the period from commencement of operations on February 18, 1997 to December 31, 1997. The selected financial data should be read in conjunction with the more detailed information contained in the Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

              PERIOD FROM FEBRUARY 18, 1997 TO DECEMBER 31, 1997
               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

STATEMENT OF OPERATIONS DATA:
  Days in period...................................................        317
  Interest income.................................................. $   24,713
  Interest expense.................................................     19,677
                                                                    ----------
  Net interest income..............................................      5,036
  Gain on sale of mortgage-backed securities.......................        735
  General and administrative expenses (G&A expense)................        852
                                                                    ----------
  Net income....................................................... $    4,919
                                                                    ==========
  Basic net income per average share............................... $     0.83
  Diluted net income per average share............................. $     0.78
  Dividends declared per average share............................. $     0.79

BALANCE SHEET DATA AT DECEMBER 31, 1997:
  Mortgage-Backed Securities, net.................................. $1,161,779
  Total assets.....................................................  1,167,740
  Repurchase agreements............................................    918,869
  Total liabilities................................................  1,032,654
  Stockholders' equity.............................................    135,086
  Number of common shares outstanding.............................. 12,713,900

OTHER DATA:
  Average total assets............................................. $  476,855
  Average borrowings...............................................    404,140
  Average equity...................................................     61,096
  Yield on interest earning assets for the period ended December
   31, 1997........................................................       6.34%
  Cost of funds on interest bearing liabilities for the period
   ended December 31, 1997.........................................       5.61%

ANNUALIZED FINANCIAL RATIOS(1):
  Net interest margin (net interest income/average total assets)...       1.22%
  G&A expense as a percentage of average assets....................       0.21%
  G&A expense as a percentage of average equity....................       1.61%
  Return on average assets.........................................       1.19%
  Return on average equity.........................................       9.27%

--------
(1) Each ratio has been computed by annualizing the results for the 317-day period ended December 31, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT

  "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: Statements in this discussion regarding the Company and its business which are not historical facts are "forward-looking statements" that involve risks and uncertainties. For a discussion of such risks and uncertainties, which could cause actual results to differ from those contained in the forward-looking statements, see "Risk Factors" commencing on page 23 of this Form 10-K.

OVERVIEW

  The Company is a real estate investment trust ("REIT") which acquires and manages Mortgage-Backed Securities which can be readily financed. The Company commenced operations on February 18, 1997 upon the closing of the Private Placement which resulted in proceeds to the Company of approximately $33 million. The Company received additional proceeds of $878,000 upon the closing of the Direct Offering on July 31, 1997. The Company's initial public offering was completed on October 14, 1997 raising approximate net proceeds of $99.0 million.

  The Company's principal business objective is to generate net income for distribution to stockholders from the spread between the interest income on its Mortgage-Backed Securities and the costs of borrowing to finance its acquisition of Mortgage-Backed Securities. Since the commencement of operations on February 18, 1997, the Company has been in the process of building its balance sheet by acquiring Mortgage-Backed Securities. Therefore, the operating results of the Company reflected in the financial statements included in this Form 10-K should be interpreted in light of this growth process and are not necessarily representative of what they may be in the future.

  The Company will seek to generate growth in earnings and dividends per share in a variety of ways, including through (i) issuing new Common Stock and increasing the size of the balance sheet when opportunities in the market for Mortgage-Backed Securities are likely to allow growth in earnings per share,
(ii) seeking to improve productivity by increasing the size of the balance sheet at a rate faster than the rate of increase in operating expenses, (iii) continually reviewing the mix of Mortgage-Backed Security types on the balance sheet in an effort to improve risk-adjusted returns, and (iv) attempting to improve the efficiency of the Company's balance sheet structure through the issuance of uncollateralized subordinated debt, preferred stock and other forms of capital, to the extent management deems such issuances appropriate.

RESULTS OF OPERATIONS: FEBRUARY 18, 1997 TO DECEMBER 31, 1997

  The Company's 1997 fiscal year commenced with the start of operations on February 18, 1997 and concluded on December 31, 1997. The 317-day period from February 18, 1997 to December 31, 1997 is referred to herein as "the period ended December 31, 1997."

 Net Income Summary

  For the period ended December 31, 1997, net income, as calculated according to Generally Accepted Accounting Principles ("GAAP"), was $4,919,494, or $0.83 per share. Taxable income was $4,884,308, or $0.82 per share. Net income per share is computed by dividing net income by the weighted average number of shares of outstanding Common Stock during the period, which was 5,952,123. Dividends per weighted average number of shares outstanding was $0.79 per share, $4,689,662 in total. Return on average equity was 9.27% on an annualized basis.

  Management's policy is to focus on income and expense measures as a percentage of equity rather than as a percentage of assets. Therefore, improvements in asset-based measures such as net interest margin or operating expenses as a percentage of assets do not necessarily translate into improved stockholder returns. Improvements in net interest income or operating expenses as a percentage of equity, however, indicate that the Company is effectively utilizing its equity capital base. The Company seeks to increase net income as a percentage of equity consistent with its Capital Investment Policy.

                              NET INCOME SUMMARY

                                                                 PERIOD ENDED
                                                                 DECEMBER 31,
                                                                     1997
                                                              ------------------
                                                                 (DOLLARS IN
                                                              THOUSANDS, EXCEPT
                                                              PER SHARE AMOUNTS)
     Interest Income.........................................     $   24,713
     Interest Expense........................................         19,677
                                                                  ----------
     Net Interest Income.....................................          5,036
     Gain on Sale of Mortgage-Backed Securities..............            735
     General and Administrative Expenses.....................            852
                                                                  ----------
     Net Income..............................................          4,919
                                                                  ==========
     Average Number of Outstanding Shares....................      5,952,123
     Basic Net Income Per Share..............................     $     0.83
     Average Total Assets....................................     $  476,855
     Average Equity..........................................     $   61,096
     Annualized Return on Average Assets.....................           1.19%
     Annualized Return on Average Equity.....................           9.27%

 Taxable Income and GAAP Income

  For the period ended December 31, 1997, income as calculated for tax purposes (taxable income) differed from taxable income as calculated according to generally accepted accounting principles (GAAP income). The differences were in the calculations of premium amortization, gain on sale of securities, and general and administrative expenses.

  The distinction between taxable income and GAAP income is important to the Company's stockholders because dividends are declared on the basis of taxable income. While the Company does not pay taxes so long as it satisfies the requirements for exemption from taxation pursuant to the REIT Provisions of the Code, each year the Company completes a corporate tax form wherein taxable income is calculated as if the Company were to be taxed. This taxable income level determines the amount of dividends the Company can pay out over time. The table below presents the major differences between GAAP and taxable income for the Company

                                TAXABLE INCOME

                                                              TAXABLE
                                   TAXABLE       TAXABLE      GAIN ON
                          GAAP    GENERAL &      MORTGAGE     SALE OF   TAXABLE
                          NET   ADMINISTRATIVE AMORTIZATION SECURITIES    NET
                         INCOME  DIFFERENCES   DIFFERENCES  DIFFERENCES INCOME
                         ------ -------------- ------------ ----------- -------
                                         (DOLLARS IN THOUSANDS)
For the Period Ended
 December 31, 1997...... $4,919      $ 3           $(92)        $54     $4,884

 Interest Income and Average Earning Asset Yield

  The Company had average earning assets of $448.3 million for the period ended December 31, 1997. The Company's primary source of income for the period ended December 31, 1997 was interest income. A portion of income was generated by gains on sales of Mortgage-Backed Securities. Interest income was $24.7 million for the period ended December 31, 1997. The yield on average earning assets was 6.34% for the same period. The table below shows the Company's average balance of cash equivalents and Mortgage-Backed Securities, the yields earned on each type of earning assets, the yield on average earning assets and interest income.

                          AVERAGE EARNING ASSET YIELD

                                                                      YIELD ON
                                      AVERAGE                         AVERAGE
                                     AMORTIZED                       AMORTIZED
                                      COST OF             YIELD ON    COST OF   YIELD ON
                           AVERAGE   MORTGAGE-  AVERAGE    AVERAGE   MORTGAGE-  AVERAGE
                            CASH       BACKED   EARNING     CASH       BACKED   EARNING  INTEREST
                         EQUIVALENTS SECURITIES  ASSETS  EQUIVALENTS SECURITIES  ASSETS   INCOME
                         ----------- ---------- -------- ----------- ---------- -------- --------
                                                  (DOLLARS IN THOUSANDS)
For the Period Ended
 December 31, 1997......     $30      $448,276  $448,306    4.20%       6.34%     6.34%  $24,713

  The Constant Prepayment Rate (or "CPR") on the Company's portfolio of Mortgage-Backed Securities for the period ended December 31, 1997 was 17%. "CPR" means an assumed rate of prepayment for the Company's Mortgage-Backed Securities, expressed as an annual rate of prepayment relative to the outstanding principal balance of the Company's Mortgage-Backed Securities. This CPR does not purport to be either a historical description of the prepayment experience of the Company's Mortgage-Backed Securities or a prediction of the anticipated rate of prepayment of the Company's Mortgage-Backed Securities. Since a large portion of the Company's assets was purchased at a premium to par value and only a small portion of the Company's assets was purchased at a discount to par value, the premium balance in the Company's portfolio is substantially higher than the discount balance. Principal prepayments had a negative effect on the Company's earning asset yield for the period ended December 31, 1997 because the Company adjusts its rates of premium amortization and discount accretion monthly based on actual payments received.

 Interest Expense and the Cost of Funds

  The Company anticipates that its largest expense will usually be the cost of borrowed funds. The Company had average borrowed funds of $404.1 million and total interest expense of $19.7 million for the period ended December 31, 1997. The average cost of funds was 5.61% for the same period. Interest expense is calculated in the same manner for GAAP and tax purposes.

  With the Company's current asset/liability management strategy, changes in the Company's cost of funds are expected to be closely correlated with changes in short-term LIBOR, although the Company may choose to extend the maturity of its liabilities at any time. The Company's average cost of funds was 0.06% below one-month LIBOR for the period ended December 31, 1997. The Company generally has structured its borrowings to adjust with one-month LIBOR because the Company believes that one-month LIBOR may continue to be lower than six-month LIBOR in the present interest rate environment. During the period ended December 31, 1997, average one-month LIBOR, which was 5.67%, was 0.20% lower than average six-month LIBOR, which was 5.87%.

  The table below shows the Company's average borrowed funds and average cost of funds as compared to average one- and average six-month LIBOR.

                             AVERAGE COST OF FUNDS

                                                                        AVERAGE   AVERAGE
                                                                       ONE-MONTH  COST OF    AVERAGE
                                                                         LIBOR     FUNDS     COST OF
                                                                       RELATIVE  RELATIVE     FUNDS
                                                                          TO        TO     RELATIVE TO
                         AVERAGE           AVERAGE  AVERAGE   AVERAGE   AVERAGE   AVERAGE    AVERAGE
                         BORROWED INTEREST COST OF ONE-MONTH SIX-MONTH SIX-MONTH ONE-MONTH  SIX-MONTH
                          FUNDS   EXPENSE   FUNDS    LIBOR     LIBOR     LIBOR     LIBOR      LIBOR
                         -------- -------- ------- --------- --------- --------- --------- -----------
                                                    (DOLLARS IN THOUSANDS)
For the Period Ended
 December 31, 1997...... $404,140 $19,677   5.61%    5.67%     5.87%     (0.20)%   (0.06)%    (0.26)%

 Net Interest Rate Agreement Expense

  For the period ended December 31, 1997, the Company did not enter into any interest rate agreements. As part of its asset/liability management process, the Company may enter into interest rate agreements such as interest rate caps, floors and swaps. These agreements would be entered into to reduce interest rate risk and would be designed to provide income and capital appreciation to the Company in the event of certain changes in interest rates. The Company reviews the need for interest rate agreements on a regular basis consistent with its Capital Investment Policy.

 Net Interest Income

  Net interest income, which equals interest income less interest expense, totaled $5.0 million for the period ended December 31, 1997. Net interest spread, which equals the yield on the Company's average assets for the period less the average cost of funds for the period, was 0.73% for the period ended December 31, 1997. Net interest margin, which equals net interest income divided by average total assets, was 1.22% on an annualized basis. Taxable net interest income was $92,406 less than GAAP net interest income because of differing premium amortization. The principal reason that annualized net interest margin exceeded net interest spread is that average assets exceeded average liabilities. A portion of the Company's assets are funded with equity rather than borrowings. The Company did not have any interest rate agreement expenses for the period ended December 31, 1997.

  The table below shows interest income by earning asset type, average earning assets by type, total interest income, interest expense, average repurchase agreements, average cost of funds, and net interest income for the period ended December 31, 1997.

                              NET INTEREST INCOME

                    AVERAGE
                   AMORTIZED
                    COST OF    INTEREST                                   YIELD ON
                   MORTGAGE-  INCOME ON               INTEREST            AVERAGE   AVERAGE
                     BACKED   MORTGAGE-    AVERAGE    INCOME ON   TOTAL   INTEREST BALANCE OF          AVERAGE   NET
                   SECURITIES   BACKED      CASH        CASH     INTEREST EARNING  REPURCHASE INTEREST COST OF INTEREST
                      HELD    SECURITIES EQUIVALENTS EQUIVALENTS  INCOME   ASSETS  AGREEMENTS EXPENSE   FUNDS   INCOME
                   ---------- ---------- ----------- ----------- -------- -------- ---------- -------- ------- --------
                                                          (DOLLARS IN THOUSANDS)
For the Period
 Ended December
 31, 1997.........  $448,276   $24,682       $30         $31     $24,713    6.34%   $404,140  $19,677   5.61%   $5,036

 Gains and Losses on Sales of Mortgage-Backed Securities

  For the period ended December 31, 1997, the Company sold Mortgage-Backed Securities with an aggregate historical amortized cost of $173.9 million for an aggregate gain of $735,303. The difference between the sale price and the historical amortized cost of the Mortgage-Backed Securities is a realized gain and increased income accordingly. Taxable gain on sale of Mortgage-Backed Securities was $54,502 greater than GAAP gain on sale of Mortgage-Backed Securities. The Company does not expect to sell assets on a frequent basis, but may from time to time sell existing assets to move into new assets which management believes might have higher risk-adjusted returns or to manage its balance sheet as part of management's asset/liability management strategy.

 Credit Expenses

  The Company has not experienced credit losses on its portfolio of Mortgage-Backed Securities to date, but losses may be experienced in the future. At December 31, 1997, the Company had limited its exposure to credit losses on its portfolio of Mortgage-Backed Securities by purchasing only Agency Certificates which, although not rated, carry an implied "AAA" rating.

 General and Administrative Expenses

  General and administrative expenses ("operating expense" or "G&A expense") was $851,990 for the period ended December 31, 1997. Taxable G&A expenses were $2,718 less than for GAAP purposes.

                   G&A EXPENSE AND OPERATING EXPENSE RATIOS

                          CASH COMP    OTHER   TOTAL     TOTAL G&A       TOTAL G&A
                         AND BENEFITS   G&A     G&A   EXPENSE/AVERAGE EXPENSE/AVERAGE
                           EXPENSE    EXPENSE EXPENSE     ASSETS          EQUITY
                         ------------ ------- ------- --------------- ---------------
                                                        (ANNUALIZED)    (ANNUALIZED)
                                            (DOLLARS IN THOUSANDS)
For the Period Ended
 December 31, 1997......     $492      $360    $852        0.21%           1.61%

  The Company expects G&A expense to increase as a result of the consummation of the Company's initial public offering. The Company plans to hire new employees to expand the Company's capabilities with respect to acquiring and monitoring its portfolio of Mortgage-Backed Securities. In addition, certain compensation expenses will increase commensurate with growth in the Company's equity base. Despite these increases in operating expenses, management believes that the Company's operating expenses over time are likely to grow at a slower rate than its asset or equity base and thus management believes that the Company's operating expense ratios are likely to continue to improve over time.

 Net Income and Return on Average Equity

  Net income was $4.9 million in the period ended December 31, 1997. Return on average equity was 9.27% on an annualized basis. The table below shows, on an annualized basis, the Company's net interest income, gain on sale of Mortgage-Backed Securities and G&A expense each as a percentage of average equity, and the return on average equity.

                    COMPONENTS OF RETURN ON AVERAGE EQUITY

                                        GAIN ON SALE OF
                         NET INTEREST   MORTGAGE-BACKED         G&A       RETURN ON
                        INCOME/AVERAGE SECURITIES/AVERAGE EXPENSE/AVERAGE  AVERAGE
                            EQUITY           EQUITY           EQUITY       EQUITY
                        -------------- ------------------ --------------- ---------
For the Period Ended
 December 31, 1997
 (on an annualized
 basis)................      9.49%            1.39%            1.61%        9.27%

 Dividends and Taxable Income

  The Company will elect to be taxed as a REIT under the Code. Accordingly, the Company intends to distribute substantially all of its taxable income for each year to stockholders, including income resulting from gains on sales of Mortgage-Backed Securities. On a cumulative basis through December 31, 1997, earned taxable income exceeded dividend declarations by $194,646, or $0.015 per share, based on the number of shares of Common Stock outstanding at period end.

                               DIVIDEND SUMMARY

                                     WEIGHTED
                                      AVERAGE                                            CUMULATIVE
                                      COMMON     TAXABLE   DIVIDENDS           DIVIDEND UNDISTRIBUTED
                          TAXABLE     SHARES    NET INCOME DECLARED    TOTAL   PAY-OUT     TAXABLE
                         NET INCOME OUTSTANDING PER SHARE  PER SHARE DIVIDENDS  RATIO      INCOME
                         ---------- ----------- ---------- --------- --------- -------- -------------
                                        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
For the Period Ended
 December 31, 1997......   $4,884    5,952,123    $0.82      $0.79    $4,690     96.0%      $194

FINANCIAL CONDITION

 Mortgage-Backed Securities

  All of the Company's Mortgage-Backed Securities at December 31, 1997 were adjustable-rate or fixed-rate Mortgage-Backed Securities backed by Single-Family Mortgage Loans. All of the mortgage assets underlying such Mortgage-Backed Securities were secured with a first lien position with respect to the underlying single-family properties. At December 31, 1997, all the Company's Mortgage-Backed Securities were Agency Certificates which carry an implied "AAA" rating. All of the Company's earning assets are marked-to-market at liquidation value.

  Discount balances are accreted as an increase in interest income over the life of discount Mortgage-Backed Securities and premium balances are amortized as a decrease in interest income over the life of premium Mortgage-Backed Securities. At December 31, 1997, the Company had on its balance sheet a total of $114,186 of unamortized discount (which is the difference between the remaining principal value and current historical amortized cost of Mortgage-Backed Securities acquired at a price below principal value) and a total of $21.5 million of unamortized premium (which is the difference between the remaining principal value and the current historical amortized cost of Mortgage-Backed Securities acquired at a price above principal value).

  Mortgage principal repayments received were $79.8 million for the period ended December 31, 1997, which equals a CPR of 17%. Given the Company's current portfolio composition, if mortgage principal prepayment rates increase over the life of the Mortgage-Backed Securities comprising the current portfolio, all other factors being equal, the Company's net interest income should decrease during the life of such Mortgage-Backed Securities as the Company will be required to amortize its net premium balance into income over a shorter time period. Similarly, if mortgage principal prepayment rates decrease over the life of such Mortgage-Backed Securities, all other factors being equal, the Company's net interest income should increase during the life of such Mortgage-Backed Securities as the Company will amortize its net premium balance over a longer time period.

  The table below summarizes the Company's Mortgage-Backed Securities at December 31, 1997.

                          MORTGAGE-BACKED SECURITIES

                                                                                  ESTIMATED
                                                         AMORTIZED    ESTIMATED   FAIR VALUE/ WEIGHTED
                         PRINCIPAL    NET   AMORTIZED  COST/PRINCIPAL    FAIR     PRINCIPAL   AVERAGE
                           VALUE    PREMIUM    COST        VALUE        VALUE       VALUE      YIELD
                         ---------- ------- ---------- -------------- ---------- ------------ --------
                                                    (DOLLARS IN THOUSANDS)
At December 31, 1997.... $1,138,365 $21,390 $1,159,755     101.88%    $1,161,779    102.06%     6.57%

  During the period ended December 31, 1997, the Company's Mortgage-Backed Securities consisted solely of Agency Certificates. However, the Company may purchase other types of Mortgage-Backed Securities in the future.

  The tables below set forth certain characteristics of the Company's Mortgage-Backed Securities at December 31, 1997. The index level for adjustable-rate Mortgage-Backed Securities is the weighted average rate of the various short-term interest rate indices which determine the coupon rate.

           ADJUSTABLE-RATE MORTGAGE-BACKED SECURITY CHARACTERISTICS

                                                                                                PRINCIPAL
                                                                                                 VALUE AT
                                                               WEIGHTED                         PERIOD END
                                   WEIGHTED WEIGHTED WEIGHTED  AVERAGE   WEIGHTED                AS % OF
                                   AVERAGE  AVERAGE  AVERAGE   TERM TO   AVERAGE    WEIGHTED    MORTGAGE-
                         PRINCIPAL  COUPON   INDEX     NET       NEXT    LIFETIME AVERAGE ASSET   BACKED
                           VALUE     RATE    LEVEL    MARGIN  ADJUSTMENT   CAP        YIELD     SECURITIES
                         --------- -------- -------- -------- ---------- -------- ------------- ----------
                                                      (DOLLARS IN THOUSANDS)
At December 31, 1997.... $994,653    7.13%    5.52%    1.61%  22 months   10.78%      6.50%       87.38%

              FIXED-RATE MORTGAGE-BACKED SECURITY CHARACTERISTICS

                                          WEIGHTED WEIGHTED
                                          AVERAGE  AVERAGE  PRINCIPAL VALUE AS %
                                PRINCIPAL  COUPON   ASSET    OF MORTGAGE-BACKED
                                  VALUE     RATE    YIELD        SECURITIES
                                --------- -------- -------- --------------------
                                             (DOLLARS IN THOUSANDS)
At December 31, 1997........... $143,712    7.50%    7.08%         12.62%

  At December 31, 1997, the Company held Mortgage-Backed Securities with coupons linked to the one- and three-year Treasury Indices, one-month LIBOR and the six-month CD rate. The table below segments the Company's adjustable-rate Mortgage-Backed Securities by type of adjustment index, coupon adjustment frequency and annual and lifetime cap adjustment.

              ADJUSTABLE-RATE MORTGAGE-BACKED SECURITIES BY INDEX

                                                                1-YEAR   3-YEAR
                                           ONE-MONTH SIX-MONTH TREASURY TREASURY
                                             LIBOR    CD RATE   INDEX    INDEX
                                           --------- --------- -------- --------
   Weighted Average Adjustment Frequency.    1 mo.     6 mo.    50 mo.   36 mo.
   Weighted Average Term to Next Adjust-
    ment.................................    1 mo.     4 mo.    46 mo.   12 mo.
   Weighted Average Annual Period Cap....     none      2.00%     1.78%    2.00%
   Weighted Average Lifetime Cap.........     9.21%    10.88%    11.77%   14.16%
   Mortgage Principal Value as Percentage
    of
    Mortgage-Backed Securities...........    30.94%     7.81%    48.45%     .18%

  The table below shows unrealized gains and losses on the Mortgage-Backed Securities in the Company's portfolio.

                          UNREALIZED GAINS AND LOSSES

                                                                 AT DECEMBER 31,
                                                                      1997
                                                                 ---------------
                                                                  (DOLLARS IN
                                                                   THOUSANDS)
   Unrealized Gain.............................................      $ 3,253
   Unrealized Loss.............................................       (1,229)
                                                                 -----------
   Net Unrealized Gain.........................................        2,024
                                                                 ===========
   Net Unrealized Gain as % of Mortgage-Backed Securities Prin-
    cipal Value................................................         0.18%
   Net Unrealized Gain as % of Mortgage-Backed Securities Amor-
    tized Cost.................................................         0.17%

 Interest Rate Agreements

  Interest rate agreements are assets that are carried on a balance sheet at estimated liquidation value. At December 31, 1997, there were no interest rate agreements on the Company's balance sheet.

 Borrowings

  To date, the Company's debt has consisted entirely of borrowings collateralized by a pledge of the Company's Mortgage-Backed Securities. These borrowings appear on the balance sheet as repurchase agreements. At December 31, 1997, the Company had established uncommitted borrowing facilities in this market with nineteen lenders in amounts which the Company believes are in excess of its needs. All of the Company's Mortgage-Backed Securities are currently accepted as collateral for such borrowings. The Company, however, limits its borrowings, and thus its potential asset growth, in order to maintain unused borrowing capacity and thus increase the liquidity and strength of its balance sheet.

  For the period ended December 31, 1997, the term to maturity of the Company's borrowings has ranged from one day to six months, with a weighted average original term to maturity of 50 days and a weighted average remaining maturity of 16 days at December 31, 1997. Many of the Company's borrowings have a cost of funds which adjust monthly based on a fixed spread over or under one-month LIBOR or based on the daily Fed Funds rate. As a result, the average term to the next rate adjustment for the Company's borrowings is typically shorter than the term to maturity for the Company's Mortgage-Backed Securities. At December 31, 1997, the weighted average cost of funds for all of the Company's borrowings was 6.16% and the weighted average term to next rate adjustment was 16 days.

 Liquidity

  Liquidity, which is the Company's ability to turn non-cash assets into cash, allows the Company to purchase additional Mortgage-Backed Securities and to pledge additional assets to secure existing borrowings should the value of pledged assets decline. Potential immediate sources of liquidity for the Company include cash balances and unused borrowing capacity. Unused borrowing capacity will vary over time as the market value of the Company's Mortgage-Backed Securities varies. The Company's balance sheet also generates liquidity on an on-going basis through mortgage principal repayments and net earnings held prior to payment as dividends. Should the Company's needs ever exceed these on-going sources of liquidity plus the immediate sources of liquidity discussed above, management believes that the Company's Mortgage-Backed Securities could in most circumstances be sold to raise cash. The maintenance of liquidity is one of the goals of the Company's Capital Investment Policy. Under this policy, asset growth is limited in order to preserve unused borrowing capacity for liquidity management purposes.

 Stockholders' Equity

  The Company uses "available-for-sale" treatment for its Mortgage-Backed Securities; these assets are carried on the balance sheet at estimated market value rather than historical amortized cost. Based upon such "available-for-sale" treatment, the Company's equity base at December 31, 1997 was $135.1 million, or $10.62 per share. If the Company had used historical amortized cost accounting, the Company's equity base at December 31, 1997 would have been $133.1 million, or $10.47 per share.

  With the Company's "available-for-sale" accounting treatment, unrealized fluctuations in market values of assets do not impact GAAP or taxable income but rather are reflected on the balance sheet by changing the carrying value of the asset and reflecting the change in stockholders' equity under "Net Unrealized Gain on Assets Available for Sale." By accounting for its assets in this manner, the Company hopes to provide useful information to stockholders and creditors and to preserve flexibility to sell assets in the future without having to change accounting methods.

  As a result of this mark-to-market accounting treatment, the book value and book value per share of the Company are likely to fluctuate far more than if the Company used historical amortized cost accounting. As a result, comparisons with companies that use historical cost accounting for some or all of their balance sheet may be misleading.

  Unrealized changes in the estimated net market value of Mortgage-Backed Securities have one direct effect on the Company's potential earnings and dividends: positive market-to-market changes will increase the Company's equity base and allow the Company to increase its borrowing capacity while negative changes will tend to limit borrowing capacity under the Company's Capital Investment Policy. A very large negative change in the net market value of the Company's Mortgage-Backed Securities might impair the Company's liquidity position, requiring the Company to sell assets with the likely result of realized losses upon sale. "Net Unrealized Gain on Assets Available for Sale" was $2.0 million, or 0.02% of the amortized cost of Mortgage-Backed Securities at December 31, 1997.

  The table below shows the Company's equity capital base as reported and on a historical amortized cost basis at December 31, 1997. The historical cost equity capital base is influenced by issuances of Common Stock, the level of GAAP earnings as compared to dividends declared, and other factors. The GAAP reported equity capital base is influenced by these factors plus changes in the "Net Unrealized Gain on Assets Available for Sale" account.

                             STOCKHOLDERS' EQUITY

                                         NET UNREALIZED                HISTORICAL  GAAP REPORTED
                           HISTORICAL    GAIN ON ASSETS  GAAP REPORTED  AMORTIZED  EQUITY (BOOK
                         AMORTIZED COST    AVAILABLE      EQUITY BASE  COST EQUITY  VALUE) PER
                          EQUITY BASE       FOR SALE     (BOOK VALUE)   PER SHARE      SHARE
                         -------------- ---------------- ------------- ----------- -------------
At December 31, 1997....    $133,063         $2,024        $135,087      $10.47       $10.62

 Leverage

  The Company's debt-to-GAAP reported equity ratio at December 31, 1997 was 7:1. The Company generally expects to maintain a ratio of debt-to-equity of between 8:1 and 12:1, although the ratio may vary from time to time based upon various factors, including management's opinion of the level of risk of its assets and liabilities, the Company's liquidity position, the level of unused borrowing capacity and over-collateralization levels required by lenders when the Company pledges assets to secure borrowings.

  The target debt-to-GAAP reported equity ratio is determined under the Company's Capital Investment Policy. Should the actual debt-to-equity ratio of the Company increase above the target level due to asset acquisition and/or market value fluctuations in assets, management will cease to acquire new assets. Management will, at such time, present a plan to its Board of Directors to bring the Company back to its target debt-to-equity ratio; in many circumstances, this would be accomplished in time by the monthly reduction of the balance of Mortgage-Backed Securities through principal repayments.

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

  Changes in interest rates may also have an effect on the rate of mortgage principal prepayments and, as a result, prepayments on Mortgage-Backed Securities. The Company will seek to mitigate the effect of changes in the mortgage principal repayment rate from an economic point of view by balancing assets purchased at a premium with assets purchased at a discount. To date, the aggregate premium exceeds the aggregate discount on Mortgage-Backed Securities in the Company's portfolio. As a result, prepayments, which result in the expensing of unamortized premium, will reduce the Company's net income compared to what net income would be absent such prepayments.

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

OTHER MATTERS

  The Company calculated its Qualified REIT Real Estate Assets (as defined in the Code), to be 99.5% of is total assets, as compared to the Code requirement that at least 75% of its total assets must be Qualified REIT Real Estate Assets. The Company also calculates that 97.1% of its revenue qualifies for the 75% source of income test and 100% of its revenue qualifies for the 95% source of income test under the REIT rules. Furthermore, the Company's revenues during the year ended December 31, 1997 subject to the 30% income limitation under the REIT rules amount to 2.9% of total revenue. The Company also met all REIT requirements regarding the ownership of its Common Stock and the distributions of its net income. Therefore, as of December 31, 1997, the Company believes that it qualified as a REIT under the provisions of the Code.

  The Company at all times intends to conduct its business so as not to become regulated as an investment company under the Investment Company Act of 1940. If the Company were to become regulated as an investment company, then the Company's use of leverage would be substantially reduced. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" ("Qualifying Interests"). Under current interpretation of the staff of the Commission, in order to qualify for this exemption, the Company must maintain at least 55% of its assets directly in Qualifying Interests. In addition, unless certain mortgage securities represent all the certificates issued with respect to an underlying pool of mortgages, such mortgage securities may be treated as securities separate from the underlying mortgage loans and, thus, may not be considered Qualifying Interests for purposes of the 55% requirement. As of December 31, 1997, the Company calculates that it is in compliance with this requirement.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The financial statements of the Company and the related notes, together with the Independent Auditors' Report thereon are set forth on pages F-1 through F-11 on this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

  The information required by Item 10 is incorporated herein by reference to the definitive Proxy Statement filed pursuant to Regulation 14A under the headings "Election of Directors," "Management of the Company," and "Compliance with Reporting Requirements."

ITEM 11. EXECUTIVE COMPENSATION

  The information required by Item 11 is incorporated herein by reference to the definitive Proxy Statement filed pursuant to Regulation 14A under the heading "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by Item 11 is incorporated herein by reference to the definitive Proxy Statement filed pursuant to Regulation 14A under the heading "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by Item 11 is incorporated herein by reference to the definitive Proxy Statement filed pursuant to Regulation 14A under the heading "Certain Transactions."

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) Documents filed as part of this report:

    1. Financial Statements.

    2. Schedules to Financial Statements:

  All financial statement schedules not included have been omitted because they are either inapplicable or the information required is provided in the Company's Financial Statements and Notes thereto, included in Part II, Item 8, of this Annual Report on Form 10-K.

    3. Exhibits:

  3.1 Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-11
       (Registration No. 333-32913) filed with the Securities and Exchange
       Commission on August 5, 1997).
  3.2 Articles of Amendment and Restatement of the Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-11 (Registration No. 333-
       32913) filed with the Securities and Exchange Commission on August 5,
       1997).
  3.3 Bylaws of the Registrant, as amended (incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form S-11
       (Registration No. 333-32913) filed with the Securities and Exchange
       Commission on August 5, 1997).
  4.1 Specimen Common Stock Certificate (incorporated by reference to Exhibit
       4.1 to Amendment No. 1 to the Company's Registration Statement on Form
       S-11(Registration No. 333-32913) filed with the Securities and Exchange
       Commission on September 17, 1997).
 10.1 Purchase Agreement, dated February 12, 1997, between the Registrant and
       Friedman, Billings, Ramsey & Co., Inc. ("FBR") (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-11 (Registration No. 333-32913) filed with the Securities and
       Exchange Commission on August 5, 1997).

 10.2 Registration Rights Agreement, dated February 12, 1997, between the
       Registrant and FBR (incorporated by reference to Exhibit 10.2 to the
       Company's Registration Statement on Form S-11 (Registration No. 333-
       32913) filed with the Securities and Exchange Commission on August 5,
       1997).
 10.3 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-11 (Registration No.
       333-32913) filed with the Securities and Exchange Commission on August
       5, 1997).
 10.4 Employment Agreement, effective as of January 27, 1997, between the
       Company and Michael A.J. Farrell (incorporated by reference to Exhibit
       10.4 to the Company's Registration Statement on Form S-11 (Registration
       No. 333-32913) filed with the Securities and Exchange Commission on
       August 5, 1997).
 10.5 Employment Agreement, effective as of January 27, 1997, between the
       Company and Timothy J. Guba (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-11 (Registration No.
       333-32913) filed with the Securities and Exchange Commission on August
       5, 1997).
 10.6 Employment Agreement, effective as of January 27, 1997, between the
       Company and Wellington J. St. Claire (incorporated by reference to
       Exhibit 10.6 to the Company's Registration Statement on Form S-11
       (Registration No. 333-32913) filed with the Securities and Exchange
       Commission on August 5, 1997).
 10.7 Form of Master Repurchase Agreement (incorporated by reference to Exhibit
       10.7 to the Company's Registration Statement on Form S-11 (Registration
       No. 333-32913) filed with the Securities and Exchange Commission on
       August 5, 1997).
 10.8 Form of Purchase Agreement between the Company and the purchasers in the
       Direct Offering (incorporated by reference to Exhibit 10.8 to the
       Company's Registration Statement on Form S-11 (Registration No. 333-
       32913) filed with the Securities and Exchange Commission on August 5,
       1997).
 10.9 Employment Agreement, effective as of November 1, 1997, between the
       Company and Katherine F. Fagan.
 27   Financial Data Schedule.

  (b) Reports on Form 8-K

  No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

                                   GLOSSARY

  As used in this Form 10K, the capitalized and other terms listed below have the meanings indicated.

  "Agency" means GNMA, FNMA or FHLMC.

  "Agency Certificates" means GNMA Certificates, FNMA Certificates and FHLMC Certificates.

  "amortized cost" means, with respect to Mortgage-Backed Securities, the purchase price as adjusted for subsequent amortization of discount or premium and for principal repayments.

  "ARM" means a Mortgage Loan or any mortgage loan underlying a Mortgage-Backed Security that features adjustments of the underlying interest rate at predetermined times based on an agreed margin to an established index. An ARM is usually subject to periodic interest rate and/or payment caps and a lifetime interest rate cap.

  "ARM Certificate" means an adjustable-rate Pass-Through Certificate.

  "Articles of Incorporation" means the Company's Articles of Incorporation, as amended and restated by the Company's Articles of Amendment and Restatement, filed with the State of Maryland.

  "Bankruptcy Code" means Title 11 of the United State Code, entitled "Bankruptcy."

  "Board" or "Board of Directors" means the Board of Directors of the Company.

  "Capital Investment Policy" means the policy established by the Company, including a majority of the Independent Directors, establishing guidelines for management relating to asset acquisitions, credit risk management, capital and leverage, interest rate risk management and prepayment risk management, as more fully described under "Business Strategy--Capital Investment Policy."

  "capital stock" means the Common Stock and any additional classes of capital stock authorized by the Board of Directors in the future.

  "carrying value" means the value placed on an asset or liability for balance sheet presentation purposes. With respect to Mortgage-Backed Securities and interest rate cap agreements, the carrying value equals management's estimate of the bid-side market value of that asset. Management will generally base its estimate on the lowest of third-party bid-side indications of market value obtained on a regular basis from firms making a market in or lending against such assets. With respect to all other balance sheet items, carrying value equals amortized cost.

  "CD Rate" means the weekly average of secondary market interest rates on six-month negotiable certificates of deposit, as published by the Federal Reserve Board in its Statistical Release H.15(519), Selected Interest Rates.

  "CMOs" or "Collateralized Mortgage Obligations" means adjustable- or fixed-rate debt obligations (bonds) that are collateralized by Mortgage Loans or mortgage certificates. CMOs are structured so that principal and interest payments received on the collateral are sufficient to make principal and interest payments on the bonds. Such bonds may be issued by United States government sponsored entities or private issuers in one or more classes with fixed or adjustable interest rates, maturities and degrees of subordination which are characteristics designed for the investment objectives of different bond purchasers.

  "Code" means the Internal Revenue Code of 1986, as amended.

  "Commercial Mortgage Loans" means Mortgage Loans secured by commercial property.

  "Commission" means the Securities and Exchange Commission.

  "Common Stock" means the Company's shares of Common Stock, par value $0.01 per share.

  "Company" means Annaly Mortgage Management, Inc., a Maryland corporation.

  "Conforming Mortgage Loans" means Single-Family Mortgage Loans that either comply with requirements for inclusion in credit support programs sponsored by FHLMC or FNMA or are FHA or VA Loans.

  "coupon rate" means, with respect to Mortgage-Backed Securities, the annualized cash interest income actually received from the asset, expressed as a percentage of the face value of the asset.

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

  "Direct Offering" means the Company's sale on July 31, 1997 of an aggregate of 87,800 shares of Common Stock to certain directors, officers and employees of the Company.

  "DOL" means the Department of Labor.

  "Dollar-Roll Agreement" means an agreement to sell a security for delivery on a specified future date and a simultaneous agreement to repurchase the same or a substantially similar security (with the same coupon and original maturity periods) on a specified future date.

  "duration" means the expected percentage change in the market value of the Company's assets that would be caused by a 1% change in short and long term interest rates.

  "efficiency ratio" means general and administrative expenses as a percentage of net interest income.

  "ERISA" means the Employee Retirement Income Security Act of 1974, as amended.

  "ERISA Plan" means a pension, profit-sharing, retirement or other employee benefit plan which is subject to Title I of ERISA.

  "Excess Securities" means shares of capital stock representing ownership, directly or constructively, in excess of 9.8%, in number of shares or value, of any class of shares of the outstanding capital stock (except as otherwise waived by the Board of Directors).

  "Exchange Act" means the Securities Exchange Act of 1934, as amended.

  "Excess Capital Cushion" is a term defined in the Company's Capital Investment Policy. It represents a portion of the capital the Company is required to maintain as part of this policy in order to continue to make asset acquisitions. The Excess Capital Cushion is that part of the required capital base which is in excess of the Company's haircut requirements.

  "face value" means, with respect to Mortgage-Backed Securities, the outstanding principal balance of Mortgage Loans or Mortgage-Backed Securities comprising the Mortgage-Backed Securities. In the absence of credit losses, the face value equals the sum of the principal repayments that will be received by the Company over the life of the Mortgage-Backed Security.

  "Federal Reserve Board" means the Board of Governors of the Federal Reserve System.

  "Fed Funds Rate" means the interest rate charged by banks with excess reserves at a Federal Reserve System district bank to banks needing overnight loans to meet reserve requirements.

  "FHA" means the United States Federal Housing Administration.

  "FHA Loans" means Mortgage Loans insured by the FHA.

  "FHLMC" means the Federal Home Loan Mortgage Corporation.

  "FHLMC ARM Certificates" means adjustable-rate FHLMC Certificates.

  "FHLMC Certificates" means mortgage participation certificates issued by FHLMC, either in certificate or book-entry form.

  "FIDAC" means Fixed Income Discount Advisory Company, a Delaware corporation.

  "Floaters" means adjustable-rate CMOs.

  "FNMA" means the Federal National Mortgage Association.

  "FNMA ARM Certificates" means adjustable-rate FNMA Certificates.

  "FNMA Certificates" means mortgage pass-through certificates issued by FNMA, either in certificated or book-entry form.

  "fully-indexed rate" means, with respect to ARMs, the rate that would be paid by the borrower ("gross") or received by the Company as owner of the Mortgage Asset ("net") if the coupon rate on the ARM were able to adjust immediately to a market rate without being subject to adjustment periods, periodic caps, or life caps. It is equal to the current yield of the ARM index plus the gross or net margin.

  "GAAP" means generally accepted accounting principles.

  "GNMA" means the Government National Mortgage Association.

  "GNMA ARM Certificates" means adjustable-rate GNMA Certificates.

  "GNMA Certificates" means fully modified pass-through mortgage-backed certificates guaranteed by GNMA and issued either in certificated or book-entry form.

  "gross margin" means, with respect to ARMs, the coupon rate to be paid by the borrower. The term "gross" is used to differentiate payments made by the borrower with the lower "net" payments actually received by the Company after the acquisition of a Mortgage Asset. The difference between the gross margin and the net margin reflects loan servicing fees and other pre-determined contractual deductions. The fully-indexed gross coupon rate equals the current yield on the ARM index (six month LIBOR, one year Treasury, etc.) plus the gross margin. The actual coupon rate paid by the borrower may be lower than the fully-indexed gross rate at the initiation of the loan if originated at a "teaser rate" or during periods of rising interest rates due to the limitations of the ARM adjustment schedule and the periodic and life caps. If so, the coupon rate paid by the borrower would move towards the fully-indexed gross rate over time.

  "haircut" means the over-collateralization amount required by a lender in connection with a collateralized borrowing.

  "High Quality" means (i) securities which are rated within one of the two highest rating categories by at least one of the nationally recognized rating agencies, (ii) securities that are unrated but are guaranteed by the United States government or an agency of the United States government, or (iii) securities that are unrated or whose ratings have not been updated but are determined to be of comparable quality to rated High Quality Mortgage-Backed Securities on the basis of credit enhancement features that meet the High Quality credit criteria approved by the Company's Board of Directors.

  "Housing Act" means the National Housing Act of 1934, as amended.

  "HUD" means the Department of Housing and Urban Development.

  "Independent Director" means a director of the Company who is not an officer or employee of the Company.

  "interest-only strip," "interest only security" or "IO" means a type of Mortgage-Backed Security which receives a portion of the interest payments from an underlying pool of mortgage loans but will receive little or no principal payments and hence will have little or no face value. The market value and yield of an IO are unusually sensitive to the prepayment rates experienced on and anticipated for the underlying pool of mortgage loans. The market values and yields of IOs may increase as interest rates increase and, in certain conditions, IOs may act in a counter-cyclical manner as compared to other Mortgage-Backed Securities.

  "interest rate adjustment indices" means, in the case of Mortgage-Backed Securities, any of the objective indices based on the market interest rates of a specified debt instrument (such as United States Treasury Bills in the case of the Treasury Index and United States dollar deposits in London in the case of LIBOR) or based on the average interest rate of a combination of debt instruments (such as the 11th District Cost of Funds Index), used as a reference base to reset the interest rate for each adjustment period on the Mortgage Asset, and in the case of borrowings, is used herein to mean the market interest rates of a specified debt instrument (such as repurchase agreements for Mortgage-Backed Securities) as well as any of the objective indices described above that are used as a reference base to reset the interest rate for each adjustment period under the related borrowing instrument.

  "interest rate adjustment period" means, in the case of Mortgage-Backed Securities, the period of time set forth in the debt instrument that determines when the interest rate is adjusted and, with respect to borrowings, is used to mean the term to maturity of a short-term, fixed-rate debt instrument (such as a 30-day repurchase agreement) as well as the period of time set forth in a long-term, adjustable-rate debt instrument that determines when the interest rate is adjusted.

  "interest rate agreement" means an agreement, such as an interest rate swap cap, collar or floor, entered into for the purpose of hedging risks associated with changes in interest rates.

  "Investment Company Act" means the Investment Company Act of 1940, as amended.

  "IRS" means the United States Internal Revenue Service.

  "LIBOR" means the London Interbank Offered Rate as it may be defined, and for a period of time specified, in a Mortgage-Backed Security or borrowing of the Company.

  "lifetime interest rate cap" or "life cap" means in the case of a Mortgage Loan that is an ARM, the maximum coupon rate that may accrue during any period over the term of such Mortgage Loan as stated in the governing instruments evidencing such Mortgage Loan, and in the case of a Mortgage-Backed Security evidencing ARMs, the maximum weighted average coupon rate that may accrue during any period over the term of such Mortgage-Backed Security as stated in the governing instruments thereof.

  "Limited Investment Assets" means assets of the Company, comprising not more than 25% of total assets, which are unrated or rated less than High Quality.

  "Maryland General Corporation Law" means the Corporations and Associations Article of the Annotated Code of Maryland.

  "Mezzanine Securities" means Mortgage-Backed Securities rated below the two highest levels but no lower than a single "B" level under the S&P rating system (or comparable level under other rating systems) which are supported by one or more classes of Subordinated Securities which bear Realized Losses prior to the classes of Mezzanine Securities.

  "Mortgage Loans" means Single-Family Mortgage Loans, Multifamily Mortgage Loans and Commercial Mortgage Loans.

  "Mortgage-Backed Securities" means (i) Pass-Through Certificates, and (ii)
CMOs.

  "Multifamily Mortgage Loans" means Mortgage Loans secured by multifamily (in excess of four units) residential property.

  "Multifamily Privately-Issued Certificates" means Privately-Issued Certificates evidencing ownership interests in a pool of Multifamily Mortgage Loans.

  "Multifamily CMOs" means CMOs that are collateralized by Multifamily Mortgage Loans.

  "net margin" is part of the calculation of the coupon rate to be received by the Company as owner of an ARM. The term "net" is used to differentiate payments actually received by the Company from a Mortgage Asset from the higher "gross" payment made by the borrower. The difference between the gross margin and the net margin reflects loan servicing fees and other pre-determined contractual deductions. The fully-indexed net rate equals the current yield on the ARM index (six month LIBOR, one year Treasury, etc.) plus the net margin. The actual coupon rate received by the Company may be lower than the fully-indexed net rate at the initiation of the loan if originated at a "teaser rate" or during periods of rising interest rates due to the limitations of the ARM adjustment schedule and the periodic and life caps. If so, the coupon rate received by the Company would move towards the fully-indexed net coupon rate over time.

  The "95% Gross Income Test" means the requirement for each taxable year that at least 95% of the Company's gross income for each taxable year must be derived from sources of income qualifying for the 75% Gross Income Test, dividends, interest, and gains from the sale of stock or other securities (including certain interest rate swap and cap agreements entered into to hedge variable rate debt incurred to acquire Qualified REIT Real Estate Assets) not held for sale in the ordinary course of business.

  "Non-ERISA Plan" means a Plan that does not cover common law employees.

  "Non-United States Holder" means a purchaser of the Common Stock that, for United States Federal income tax purposes, is not a "United States person."

  "Ownership Limit" means 9.8% of the outstanding shares of capital stock, as may be increased or reduced by the Board of Directors of the Company.

  "Pass-Through Certificates" means securities (or interests therein), including Agency Certificates and Privately-Issued Certificates, evidencing undivided ownership interests in a pool of Mortgage Loans, the holders of which receive a "pass-through" of the principal and interest paid in connection with the underlying Mortgage Loans in accordance with the holders' respective, undivided interests in the pool.

  "period ended December 31, 1997" means the period from the commencement of operations by the Company on February 18, 1997 through December 31, 1997.

  "periodic interest rate cap" or "periodic cap" means, with respect to ARMs, the maximum change in the coupon rate permissible under the terms of the loan at each coupon adjustment date. Periodic caps limit both the speed by which the coupon rate can adjust upwards in a rising interest rate environment and the speed by which the coupon rate can adjust downwards in a falling rate environment.

  "Plan" means a pension, profit-sharing, retirement or other employee benefit plan which is subject to ERISA.

  "Plan Asset Regulations" means regulations of the DOL defining "plan assets."

  "Private Placement" means the sale by the Company on February 18, 1997 of 3,600,000 shares of Common Stock in an offering exempt from registration under the Securities Act and state securities laws.

  "Private Placement Shares" means the 3,600,000 shares of Common Stock issued by the Company in the Private Placement.

  "Privately-Issued Certificates" means privately-issued Pass-Through Certificates issued by a third party issuer which is not an Agency Certificate.

  "PTE" means a U.S. Department of Labor Prohibited Transaction Exemption.

  "purported transferee" means the intended transferee in connection with any transfer of shares of capital stock that would result in disqualification of the Company as a REIT or that would (a) create a direct or constructive ownership of shares of stock in excess of the Ownership Limit, (b) result in the shares of stock being beneficially owned (within the meaning section 856(a) of the Code) by fewer than 100 persons (determined without reference to any rules of attribution), or (c) result in the Company being "closely held" within the meaning of section 856(h) of the Code.

  "Qualified REIT Real Estate Assets" means Pass-Through Certificates, Mortgage Loans, Agency Certificates, and other assets of the type described in section 856(c) (6)(B) of the Code.

  "Qualified REIT Subsidiary" means a corporation whose stock is entirely owned by the REIT at all times during such corporation's existence.

  "Qualifying Interests" means "mortgages and other liens on and interests in real estate," as defined in section 3(c)(5)(C) under the Investment Company Act.

  "rating" means (i) the rating assigned to an asset by one or more of the four nationally recognized rating agencies as adjusted to the rating scale under the S&P rating system, (ii) in the case of assets rated differently by such rating agencies, the rating deemed by management to most appropriately reflect such asset's credit quality or (iii) for unrated assets, the Company's deemed comparable rating.

  "Rating Agency" means S&P or another nationally recognized rating agency.

  "Realized Losses" means losses incurred in respect of Mortgage-Backed Securities upon foreclosure sales and other liquidations of underlying mortgaged properties that result in failure to recover all amounts due on the loans secured thereby.

  A "REIT" means a Real Estate Investment Trust.

  "REIT Provisions of the Code" means sections 856 through 860 of the Code.

  "REMIC" means Real Estate Mortgage Investment Conduit.

  "repurchase agreement" means a borrowing device evidenced by an agreement to sell securities or other assets to a third-party and a simultaneous agreement to repurchase them at a specified future date and price, the price difference constituting the interest on the borrowing.

  "residuals" means the right to receive the remaining or residual cash flows from a pool of Mortgage Loans or Mortgage-Backed Securities after distributing required amounts to the holders of interests in or obligations backed by such loans or securities and after payment of any required pool expenses.

  "S&P" means Standard & Poor's Corporation, a New York corporation.

  "Securities Act" means the Securities Act of 1933, as amended.

  "Senior Securities" means a class of Mortgage-Backed Security that has a prior right to receive principal and/or interest from the underlying pool of Mortgage Loans.

  "Senior-Subordinated Mortgage-Backed Securities" means a series of Pass-Through Certificates or CMOs in which one or more classes have a prior right to receive principal and/or interest payments from the underlying pool of Mortgage Loans.

  The "75% Asset Test" at the close of each quarter of each taxable year means the requirement that at least 75% of the value of the Company's total assets must consist of Qualified REIT Real Estate Assets, government securities, cash and cash items.

  The "75% Gross Income Test" means the requirement for each taxable year that at least 75% of the Company's gross income must be derived from certain specified real estate sources including interest income and gain from the disposition of Qualified REIT Real Estate Assets or "qualified temporary investment income" (i.e., income derived from "new capital" within one year of the receipt of such capital).

  "Short-Term Investments" means the short-term bank certificates of deposit, short-term United States treasury securities, short-term United States government agency securities, commercial paper, reverse repurchase agreements, short-term CMOs, short-term asset-backed securities and other similar types of short-term investment instruments, all of which will have maturities or average durations of less than one year.

  "Single-Family Mortgage Loans" means Mortgage Loans secured by single-family (one- to four-units) residential property.

  "Single-Family Privately-Issued Certificates" means Privately-Issued Certificates evidencing ownership interests in a pool of Single-Family Mortgage Loans.

  "Single-Family CMOs" means CMOs that are collateralized by Single-Family Mortgage Loans.

  "Subordinated Interests" means a class of Mortgage-Backed Securities that is subordinated to one or more other classes of Mortgage-Backed Securities, all of which classes share the same collateral.

  "Subordinated Securities" means any class that bears the "first loss" from Realized Losses or that is rated below a single "B" level (or, if unrated, is deemed by the Company to be below such level).

  "Tax-Exempt Entity" means a qualified pension, profit-sharing or other employee retirement benefit plan, Keogh plans, bank commingled trust funds for such plans, individual retirement accounts and other similar entities intended to be exempt from Federal income taxation.

  The "30% Gross Income Test" is the requirement for each taxable year that less than 30% of the Company's gross income is derived from the sale of Qualified REIT Real Estate Assets held for less than four years, stock or securities held for less than one year (including certain interest rate swap and cap agreements entered into to hedge variable rate debt incurred to acquire Qualified Real Estate Assets) and certain "dealer" property.

  "Treasury Department" means the United States Department of the Treasury.

  "Treasury Index" means the weekly average yield of the benchmark U.S. Treasury securities, as published by the Board of Governors of the Federal Reserve System.

  "UBTI" means "unrelated business taxable income" as defined in section 512 of the Code.

  "United States person" means a citizen or resident of the United States; a corporation, partnership, or other entity created or organized in the United States or under the laws of the United States or of any political subdivision thereof; or an estate or trust whose income is includible in gross income for United States Federal income tax purposes regardless of its source.

  "VA" means the United States Department of Veterans Affairs.

  "VA Loans" means Mortgage Loans partially guaranteed by the VA under the Servicemen's Readjustment Act of 1944, as amended.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ANNALY MORTGAGE MANAGEMENT, INC.

Date: March 25, 1998                            /s/ Michael A. J. Farrell
                                          By: _________________________________
                                                   Michael A. J. Farrell
                                                Chairman and Chief Executive
                                                          Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

             SIGNATURE                           TITLE                  DATE
             ---------                           -----                  ----

       /s/ Kevin P. Brady            Director                      March 25, 1998
____________________________________
           Kevin P. Brady

      /s/ Spencer I. Bowne           Director                      March 25, 1998
____________________________________
          Spencer I. Bowne


      /s/ Kathryn F. Fagan           Chief Financial Officer and   March 25, 1998
____________________________________  Treasurer (principal
          Kathryn F. Fagan            financial and accounting
                                      officer)

    /s/ Michael A.J. Farrell         Chairman of the Board, Chief  March 25, 1998
____________________________________  Executive Officer and
        Michael A.J. Farrell          Director (principal
                                      executive officer)

       /s/ John S. Grace             Director                      March 25, 1998
____________________________________
           John S. Grace

     /s/ Jonathan D. Green           Director                      March 25, 1998
____________________________________
         Jonathan D. Green

      /s/ Timothy J. Guba            President, Chief Operating    March 25, 1998
____________________________________  Officer and Director
          Timothy J. Guba

      /s/ John A. Lambiase           Director                      March 25, 1998
____________________________________
          John A. Lambiase

     /s/ Donnell A. Segalas          Director                      March 25, 1998
____________________________________
         Donnell A. Segalas

  /s/ Wellington J. St. Claire       Vice Chairman of the Board    March 25, 1998
____________________________________  and Director
      Wellington J. St. Claire

                        ANNALY MORTGAGE MANAGEMENT, INC.

             FINANCIAL STATEMENTS AND INDEPENDENT AUDITORS' REPORT

                           FOR INCLUSION IN FORM 10-K

                            ANNUAL REPORT FILED WITH

                       SECURITIES AND EXCHANGE COMMISSION

                               DECEMBER 31, 1997

                        ANNALY MORTGAGE MANAGEMENT, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                                         PAGE
                                                                       --------
INDEPENDENT AUDITORS' REPORT..........................................      F-2
FINANCIAL STATEMENTS:
  Balance Sheet--December 31, 1997....................................      F-3
  Statement of Operations for the period February 18, 1997
   (Commencement of Operations) through December 31, 1997.............      F-4
  Statement of Stockholders' Equity for the period February 18, 1997
   (Commencement of Operations) through December 31, 1997.............      F-5
  Statement of Cash Flows for the period February 18, 1997
   (Commencement of Operations) through December 31, 1997.............      F-6
  Notes to Financial Statements....................................... F-7-F-12

                         INDEPENDENT AUDITORS' REPORT

To the Stockholders of
Annaly Mortgage Management, Inc.

  We have audited the accompanying balance sheet of Annaly Mortgage Management, Inc. (the "Company") as of December 31, 1997, and the related statements of operations, stockholders' equity and cash flows for the period February 18, 1997 (commencement of operations) through December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1997 and the results of its operations and its cash flows for the period February 18, 1997 (commencement of operations) through December 31, 1997 in conformity with generally accepted accounting principles.

February 6, 1998

                        ANNALY MORTGAGE MANAGEMENT, INC.

                                 BALANCE SHEET

                               DECEMBER 31, 1997

                             ASSETS
                             ------
CASH AND CASH EQUIVALENTS....................................... $      511,172
MORTGAGE-BACKED SECURITIES--At fair value, net of amortized
 premium/discount...............................................  1,161,779,192
ACCRUED INTEREST RECEIVABLE.....................................      5,338,861
OTHER ASSETS....................................................        111,257
                                                                 --------------
    TOTAL ASSETS................................................ $1,167,740,482
                                                                 ==============
              LIABILITIES AND STOCKHOLDERS' EQUITY
              ------------------------------------
LIABILITIES:
  Repurchase agreements......................................... $  918,869,000
  Payable for Mortgage-Backed Securities purchased..............    105,793,723
  Accrued interest payable......................................      4,992,447
  Dividends payable.............................................      2,797,058
  Accounts payable..............................................        201,976
                                                                 --------------
    Total liabilities...........................................  1,032,654,204
                                                                 --------------
STOCKHOLDERS' EQUITY:
  Common stock: par value $.01 per share; 100,000,000
   authorized,
   12,713,900 shares issued and outstanding.....................        127,139
  Additional paid-in capital....................................    132,705,765
  Net unrealized gains on Mortgage-Backed Securities............      2,023,751
  Retained earnings.............................................        229,623
                                                                 --------------
    Total stockholders' equity..................................    135,086,278
                                                                 --------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.................. $1,167,740,482
                                                                 ==============


                       See notes to financial statements.

                        ANNALY MORTGAGE MANAGEMENT, INC.

                            STATEMENT OF OPERATIONS

 FOR THE PERIOD FEBRUARY 18, 1997 (COMMENCEMENT OF OPERATIONS) THROUGH DECEMBER
                                    31, 1997

INTEREST INCOME:
  Mortgage-Backed Securities....................................... $24,682,353
  Money market account.............................................      30,782
                                                                    -----------
    Total interest income..........................................  24,713,135
INTEREST EXPENSE:
  Repurchase agreements............................................  19,676,954
                                                                    -----------
NET INTEREST INCOME................................................   5,036,181
GAIN ON SALE OF MORTGAGE-BACKED SECURITIES.........................     735,303
GENERAL AND ADMINISTRATIVE EXPENSES................................     851,990
                                                                    -----------
NET INCOME......................................................... $ 4,919,494
                                                                    ===========
NET INCOME PER SHARE:
  Basic............................................................ $      0.83
                                                                    ===========
  Dilutive......................................................... $      0.78
                                                                    ===========
AVERAGE NUMBER OF SHARES OUTSTANDING...............................   5,952,123
                                                                    ===========


                       See notes to financial statements.

                        ANNALY MORTGAGE MANAGEMENT, INC.

                       STATEMENT OF STOCKHOLDERS' EQUITY

         FOR THE PERIOD FEBRUARY 18, 1997 (COMMENCEMENT OF OPERATIONS)
                           THROUGH DECEMBER 31, 1997

                          COMMON
                          STOCK    ADDITIONAL     NET
                           PAR      PAID-IN    UNREALIZED  RETAINED
                          VALUE     CAPITAL       GAIN     EARNINGS       TOTAL
                         -------- ------------ ---------- -----------  ------------
BALANCE, FEBRUARY 18,
 1997................... $    800 $     11,200 $      --  $      (209) $     11,791
Issuance of common
 stock..................  126,339  132,694,565        --          --    132,820,904
Available for sale
 securities--Fair value
 adjustment.............      --           --   2,023,751         --      2,023,751
Net income..............      --           --         --    4,919,494     4,919,494
Dividends declared--
 $0.79 per average
 share..................      --           --         --   (4,689,662)   (4,689,662)
                         -------- ------------ ---------- -----------  ------------
BALANCE, DECEMBER 31,
 1997................... $127,139 $132,705,765 $2,023,751 $   229,623  $135,086,278
                         ======== ============ ========== ===========  ============



                       See notes to financial statements.

                        ANNALY MORTGAGE MANAGEMENT, INC.

                            STATEMENT OF CASH FLOWS

         FOR THE PERIOD FEBRUARY 18, 1997 (COMMENCEMENT OF OPERATIONS)
                           THROUGH DECEMBER 31, 1997

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.................................................. $     4,919,494
  Adjustments to reconcile net income to net cash provided by operating activities:
    Amortization of mortgage premiums and discounts, net......       2,620,729
    Gain on sale of Mortgage-Backed Securities................        (735,303)
    Increase in accrued interest receivable...................      (5,338,861)
    Increase in other assets..................................        (111,257)
    Increase in accrued interest payable......................       4,992,447
    Increase in accounts payable..............................         201,976
                                                               ---------------
      Net cash provided by operating activities...............       6,549,225
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Mortgage-Backed Securities......................  (1,310,362,097)
  Proceeds from sale of Mortgage-Backed Securities............     174,682,533
  Principal payments on Mortgage-Backed Securities............      79,832,420
                                                               ---------------
      Net cash used in investing activities...................  (1,055,847,144)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from repurchase agreements.........................   3,498,546,390
  Principal payments on repurchase agreements.................  (2,579,677,390)
  Net proceeds from private placement equity offering.........      32,979,904
  Net proceeds from direct offering...........................         878,000
  Net proceeds from public offering...........................      98,962,999
  Dividends paid..............................................      (1,892,604)
                                                               ---------------
      Net cash provided by financing activities...............   1,049,797,299
                                                               ---------------
NET INCREASE IN CASH AND CASH EQUIVALENTS.....................         499,380
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD................          11,792
                                                               ---------------
CASH AND CASH EQUIVALENTS, END OF PERIOD...................... $       511,172
                                                               ===============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid............................................... $    14,684,507
                                                               ===============
NONCASH FINANCING ACTIVITIES:
  Net unrealized gains on available-for-sale securities....... $     2,023,751
                                                               ===============
  Dividends declared, not yet paid............................ $     2,797,058
                                                               ===============

                       See notes to financial statements.

                       ANNALY MORTGAGE MANAGEMENT, INC.

                         NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FEBRUARY 18, 1997 (COMMENCEMENT OF OPERATIONS) THROUGH DECEMBER
                                   31, 1997

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

  Annaly Mortgage Management, Inc. (the "Company") was incorporated in Maryland on November 25, 1996. The Company commenced its operations of purchasing and managing an investment portfolio of primarily adjustable-rate Mortgage-Backed Securities on February 18, 1997, upon receipt of the net proceeds from the private placement of equity capital. On July 31, 1997, the Company received additional proceeds from a direct offering to officers and directors. An initial public offering was completed on October 14, 1997 (see
Note 5).

  A summary of the Company's significant accounting policies follows:

  CASH AND CASH EQUIVALENTS--Cash and cash equivalents includes cash on hand and money market funds. The carrying amounts of cash equivalents approximates their value.

  MORTGAGE-BACKED SECURITIES--The Company invests primarily in mortgage pass-through certificates, collateralized mortgage obligations and other mortgage-backed securities representing interests in or obligations backed by pools of mortgage loans (collectively, "Mortgage-Backed Securities").

  Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"), requires the Company to classify its investments as either trading investments, available-for-sale investments or held-to-maturity investments. Although the Company generally intends to hold most of its Mortgage-Backed Securities until maturity, it may, from time to time, sell any of its Mortgage-Backed Securities as part of its overall management of its balance sheet. Accordingly, this flexibility requires the Company to classify all of its Mortgage-Backed Securities as available-for-sale. All assets classified as available-for-sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity.

  Unrealized losses on Mortgage-Backed Securities that are considered other than temporary, as measured by the amount of decline in fair value attributable to factors other than temporary, are recognized in income and the cost basis of the Mortgage-Backed Securities is adjusted. There were no such adjustments for the period ending December 31, 1997.

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

  CREDIT RISK--At December 31, 1997, the Company has limited is exposure to credit losses on its portfolio of Mortgage-Backed Securities by only purchasing securities from Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA"), or Government National Mortgage Association ("GNMA"). The payment of principal and interest on the FHLMC and FNMA Mortgage-Backed Securities are guaranteed by those respective agencies and the payment of principal and interest on the GNMA Mortgage-Backed Securities are backed by the full-faith-and-credit of the U.S. government. At December 31, 1997, all of the Company's Mortgage-Backed Securities have an implied "AAA" rating.

                       ANNALY MORTGAGE MANAGEMENT, INC.

  INCOME TAXES--The Company has elected to be taxed as a Real Estate Investment Trust ("REIT") and intends to comply with the provisions of the Internal Revenue Code of 1986, as amended (the "Code") with respect thereto. Accordingly, the Company will not be subjected to Federal income tax to the extent of its distributions to shareholders and as long as certain asset, income and stock ownership tests are met.

  USE OF ESTIMATES--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. MORTGAGE-BACKED SECURITIES

  The following table pertains to the Company's Mortgage-Backed Securities classified as available-for-sale as of December 31, 1997, which are carried at their fair value:

                            FEDERAL       FEDERAL      GOVERNMENT
                           HOME LOAN      NATIONAL      NATIONAL        TOTAL
                            MORTGAGE      MORTGAGE      MORTGAGE       MORTGAGE
                          CORPORATION   ASSOCIATION   ASSOCIATION       ASSETS
                          ------------  ------------  ------------  --------------
Mortgage-Backed
 Securities, gross......  $273,119,008  $691,081,916  $174,164,513  $1,138,365,437
Unamortized discount....        (3,619)     (110,567)          --         (114,186)
Unamoritzed premium.....     2,848,376    14,532,363     4,123,451      21,504,190
                          ------------  ------------  ------------  --------------
Amortized cost..........   275,963,765   705,503,712   178,287,964   1,159,755,441
Gross unrealized gains..       376,485     1,948,068       928,453       3,253,006
Gross unrealized losses.      (115,190)     (802,801)     (311,264)     (1,229,255)
                          ------------  ------------  ------------  --------------
Estimated fair value....  $276,225,060  $706,648,979  $178,905,153  $1,161,779,192
                          ============  ============  ============  ==============

  FASB Statement No. 107, Disclosures About Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

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

  The adjustable rate Mortgage-Backed Securities are limited by periodic caps (generally interest rate adjustments are limited to no more than 1% every six months) and lifetime caps. At December 31, 1997, the weighted average lifetime cap was 10.8%.

  During the period ended December 31, 1997, the Company realized $735,303 in gains from sales of Mortgage-Backed Securities. There were no losses on sales of Mortgage-Backed Securities during the period.

3. REPURCHASE AGREEMENTS

  The Company has entered into repurchase agreements to finance most of its Mortgage-Backed Securities. The repurchase agreements are secured by the market value of the Company's Mortgage-Backed Securities and bear interest rates that have historically moved in close relationship to LIBOR.

                       ANNALY MORTGAGE MANAGEMENT, INC.

  As of December 31, 1997, the Company had outstanding $918,869,000 of repurchase agreements with a weighted average borrowing rate of 6.16% and a weighted average remaining maturity of 16 days. At December 31, 1997, Mortgage-Backed Securities actually pledged had an estimated fair value of $936,859,658.

  At December 31, 1997, the repurchase agreements had the following remaining maturities:

       Within 30 days.............................................. $590,960,000
       30 to 59 days...............................................   51,776,000
       60 to 89 days...............................................          --
       90 to 119 days..............................................  103,391,000
       Over 120 days...............................................  172,742,000
                                                                    ------------
                                                                    $918,869,000
                                                                    ============

4. COMMON STOCK

  During the period the Company completed a private placement of equity capital. The Company received net proceeds of $32,979,905 from an issuance of 3,600,000 shares of common stock. The Company received additional proceeds of $878,000 from an issuance of 87,800 shares of common stock upon the closing of a direct offering to certain directors, officers, and employees of the Company on July 31, 1997. The Company issued 9,006,100 shares of common stock on October 14, 1997 during an initial public offering. Approximate net proceeds received in the offering were $98,962,999.

  During the Company's period ending December 31, 1997, the Company declared dividends to shareholders totaling $4,689,662, or $.79 per weighted average share, of which $1,892,604 was paid during the period and $2,797,058 was paid on January 20, 1998. For Federal income tax purposes dividends paid for the period is ordinary income to the Company stockholders.

5. EARNINGS PER SHARE (EPS)

  In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting No. 128, Earnings Per Share (SFAS No. 128), which requires dual presentation of Basic EPS and Diluted EPS on the face of the income statement for all entities with complex capital structures. SFAS No. 128 also requires a reconciliation of the numerator and denominator of Basic EPS and Diluted EPS computation. The reconciliation is as follows:

                                                    FOR THE PERIOD ENDED
                                                      DECEMBER 31, 1997
                                             -----------------------------------
                                               INCOME       SHARES     PER SHARE
                                             (NUMERATOR) (DENOMINATOR)  AMOUNT
                                             ----------- ------------- ---------
   Net income............................... $4,919,494
                                             ----------
   Basic EPS................................  4,919,494    5,952,123     $0.83
                                                                         =====
   Effect of dilutive securities:
     Dilutive stock options.................        --       348,500
                                             ----------    ---------
     Diluted EPS............................ $4,919,494    6,300,623     $0.78
                                             ==========    =========     =====

  Options to purchase 348,500 shares were outstanding during the period (Note
7) and were dilutive as the exercise price (between $4.00 and $10.00) was less than the average stock price for the period for the Company (between $11.00 and $12.00).

                       ANNALY MORTGAGE MANAGEMENT, INC.

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

  The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost for the Incentive Plan has been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123. For the Company's pro forma net earnings, the compensation cost will be amortized over the four-year vesting period of the options. The Company's net earnings per share would have been reduced to the pro forma amounts indicated below:

                                                          FOR THE PERIOD ENDING
                                                         -----------------------
                                                          JUNE 30,  DECEMBER 31,
                                                            1997        1997
                                                         ---------- ------------
   Net earnings--as reported............................ $1,340,059  $4,919,494
   Net earnings--pro forma..............................  1,249,778   4,738,932
   Earnings per share--as reported...................... $     0.36  $     0.83
   Earnings per share--pro forma........................ $     0.34  $     0.80

  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in the period ended December 31, 1997: dividend yield of 10%; expected volatility of 25%; risk-free interest rate of 6.07%; and expected lives of four years.

  Information regarding options is as follows:

                                                                        WEIGHTED
                                                                        AVERAGE
                                                                        EXERCISE
                                                                SHARES   PRICE
                                                                ------- --------
     Granted (311,000 ISOs, 37,500 NQSOs).....................  348,500  $6.42
     Exercised................................................      --     --
     Expired..................................................      --     --
                                                                -------  -----
     Outstanding, end of period...............................  348,500  $6.42
                                                                =======  =====
     Weighted average fair value of options granted during the
      period (per share)......................................  $  2.07
                                                                =======

  The following table summarizes information about stock options outstanding:

                                                            OPTIONS OUTSTANDING
                                                            --------------------
                                                             WEIGHTED
                                                              AVERAGE   WEIGHTED
                                                             REMAINING  AVERAGE
                       RANGE OF                   OPTIONS   CONTRACTUAL EXERCISE
                   EXERCISE PRICES              OUTSTANDING LIFE (YRS.)  PRICE
                   ---------------              ----------- ----------- --------
       $4.00...................................   208,250       4.0      $ 4.00
       $10.00..................................   140,250       3.8       10.00
                                                  -------
       $4.00-$10.00............................   348,500       3.9      $ 6.42
                                                  =======       ===      ======

                       ANNALY MORTGAGE MANAGEMENT, INC.

  The vesting periods for the options are as follows: 7,500 options vested as of June 26, 1997. The remainder of the options will vest in four equal annual installments beginning in 1998 and ending in 2001.

7. LEASE COMMITMENTS

  The Corporation has a noncancellable lease for office space, which commences in April 1998 and expires in December 2007.

  The Corporation's aggregate future minimum lease payments are as follows:

       1998.......................................................... $   67,787
       1999..........................................................     92,804
       2000..........................................................     95,299
       2001..........................................................     97,868
       2002..........................................................    100,515
       2003 and thereafter...........................................    582,406
                                                                      ----------
                                                                      $1,036,679
                                                                      ==========

8. SUMMARIZED QUARTERLY RESULTS (UNAUDITED)

  The following is a presentation of the quarterly results of operations.

                                                     QUARTERS ENDING
                             PERIOD ENDED -------------------------------------
                              MARCH 31,    JUNE 30,  SEPTEMBER 30, DECEMBER 31,
                                 1997        1997        1997          1997
                             ------------ ---------- ------------- ------------
Interest income from
 Mortgage-Backed
 Securities and cash........  $1,060,692  $5,448,215  $6,123,457   $12,080,771
Interest expense on
 repurchase agreements......     713,120   4,435,697   5,126,089     9,402,048
                              ----------  ----------  ----------   -----------
  Net interest income.......     347,572   1,012,518     997,368     2,678,723
Gain on sale of Mortgage-
 Backed Securities..........         --      229,865     429,400        76,038
General and administrative
 expenses...................      64,047     185,849     227,245       374,849
                              ----------  ----------  ----------   -----------
Net income..................  $  283,525  $1,056,534  $1,199,523   $ 2,379,912
                              ==========  ==========  ==========   ===========
Net income per share:
  Basic.....................  $     0.08  $     0.28  $     0.32   $      0.21
                              ==========  ==========  ==========   ===========
  Dilutive..................  $     0.07  $     0.26  $     0.29   $      0.20
                              ==========  ==========  ==========   ===========
Average number of shares
 outstanding................   3,680,000   3,680,000   3,739,170    11,449,777
                              ==========  ==========  ==========   ===========

                                 EXHIBIT INDEX

                                                                   SEQUENTIALLY
 EXHIBIT                                                             NUMBERED
 NUMBER                    EXHIBIT DESCRIPTION                         PAGE
 -------                   -------------------                     ------------
  3.1    Articles of Incorporation of the Registrant
          (incorporated by reference to Exhibit 3.1 to the
          Company's Registration Statement on Form S-11
          (Registration No. 333-32913)
          filed with the Securities and Exchange Commission on
          August 5, 1997).
  3.2    Articles of Amendment and Restatement of the Articles
          of Incorporation of the Registrant (incorporated by
          reference to Exhibit 3.2 to the Company's Registration
          Statement on Form S-11 (Registration No. 333-32913)
          filed with the Securities and Exchange Commission on
          August 5, 1997).
  3.3    Bylaws of the Registrant, as amended (incorporated by
          reference to Exhibit 3.3 to the Company's Registration
          Statement on Form S-11 (Registration No. 333-32913)
          filed with the Securities and Exchange Commission on
          August 5, 1997).
  4.1    Specimen Common Stock Certificate (incorporated by
          reference to Exhibit 4.1 to Amendment No. 1 to the
          Company's Registration Statement on Form S-11
          (Registration No. 333-32913) filed with the Securities
          and Exchange Commission on September 17, 1997).
 10.1    Purchase Agreement, dated February 12, 1997, between
          the Registrant and Friedman, Billings, Ramsey & Co.,
          Inc. ("FBR") (incorporated by reference to Exhibit
          10.1 to the Company's Registration Statement on Form
          S-11 (Registration No. 333-32913) filed with the
          Securities and Exchange Commission on August 5, 1997).
 10.2    Registration Rights Agreement, dated February 12, 1997,
          between the Registrant and FBR (incorporated by
          reference to Exhibit 10.2 to the Company's
          Registration Statement on Form S-11 (Registration No.
          333-32913) filed with the Securities and Exchange
          Commission on August 5, 1997).
 10.3    Long-Term Stock Incentive Plan (incorporated by
          reference to Exhibit 10.3 to the Company's
          Registration Statement on Form S-11 (Registration No.
          333-32913) filed with the Securities and Exchange
          Commission on August 5, 1997).
 10.4    Employment Agreement, effective as of January 27, 1997,
          between the Company and Michael A.J. Farrell
          (incorporated by reference to Exhibit 10.4 to the
          Company's Registration Statement on Form S-11
          (Registration No. 333-32913) filed with the Securities
          and Exchange Commission on August 5, 1997).
 10.5    Employment Agreement, effective as of January 27, 1997,
          between the Company and Timothy J. Guba (incorporated
          by reference to Exhibit 10.5 to the Company's
          Registration Statement on Form S-11 (Registration No.
          333-32913) filed with the Securities and Exchange
          Commission on August 5, 1997).
 10.6    Employment Agreement, effective as of January 27, 1997,
          between the Company and Wellington J. St. Claire
          (incorporated by reference to Exhibit 10.6 to the
          Company's Registration Statement on Form S-11
          (Registration No. 333-32913) filed with the Securities
          and Exchange Commission on August 5, 1997).
 10.7    Form of Master Repurchase Agreement (incorporated by
          reference to Exhibit 10.7 to the Company's
          Registration Statement on Form S-11 (Registration No.
          333-32913) filed with the Securities and Exchange
          Commission on August 5, 1997).
 10.8    Form of Purchase Agreement between the Company and the
          purchasers in the Direct Offering (incorporated by
          reference to Exhibit 10.8 to the Company's
          Registration Statement on Form S-11 (Registration No.
          333-32913) filed with the Securities and Exchange
          Commission on August 5, 1997).
 10.9    Employment Agreement, effective as of November 1, 1997,
          between the Company and Katherine F. Fagan.
 27      Financial Data Schedule.