Form 10-Q
period 1998-03-31
ANNALY MORTGAGE MANAGEMENT INC
filed 1998-05-13
CIK 1043219

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549

                                   FORM 10-Q

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED:  MARCH 31, 1998

                                       OR

   [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM _______________ TO _________________

                        COMMISSION FILE NUMBER:  1-13447

                        ANNALY MORTGAGE MANAGEMENT, INC.
             (Exact name of Registrant as specified in its Charter)

             MARYLAND                                     22-3479661
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

                         12 EAST 41ST STREET, SUITE 700
                               NEW YORK, NEW YORK
                    (Address of principal executive offices)

                                     10017
                                  (Zip Code)

                                (212) 696-0100
             (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                               Yes    X    No____
                                  ------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the last practicable date:

          Class                                        Outstanding May 11, 1998
Common Stock, $.01 par value                                  12,757,674

                        ANNALY MORTGAGE MANAGEMENT, INC.

                                   FORM 10-Q

                                     INDEX


Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements:


 Balance Sheet - December 31, 1997 and March 31, 1998                                                    1

 Statement of Operations for the period ended March 31, 1997 and the quarter ended March 31, 1998        2

 Statement of Stockholders' Equity the quarter March 31, 1998                                            3

 Statement of Cash Flows for the period ended March 31, 1997 and the quarter ended March 31, 1998        4

 Notes to Financial Statements                                                                         5-9

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                                      10-20

PART II.                    OTHER INFORMATION

Item 1.   Legal Proceedings                                                                             21

Item 2.   Changes in Securities and Use of Proceeds                                                     21

Item 3.   Defaults Upon Senior Securities                                                               21

Item 4.   Submission of Matters to a Vote of Security Holders                                           21

Item 5.   Other Information                                                                             21

Item 6.   Exhibits and Reports on Form 8-K                                                              21

SIGNATURES                                                                                              22


ANNALY MORTGAGE MANAGEMENT, INC.

BALANCE SHEETS
DECEMBER 31, 1997 AND MARCH 31, 1998
-------------------------------------------------------------------------------
                                             DECEMBER 31,          MARCH 31,
                                                1997                 1998
                                          -------------------------------------
ASSETS

CASH AND CASH EQUIVALENTS                 $      511,172         $       10,325

MORTGAGE-BACKED SECURITIES,
 At fair value, net of
 unamortized premium/discount              1,161,779,192          1,518,846,811

ACCRUED INTEREST RECEIVABLE                    5,338,861              7,517,446

OTHER ASSETS                                     111,257                173,404
                                          --------------         --------------
TOTAL ASSETS                              $1,167,740,482         $1,526,547,986
                                          ==============         ==============


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Repurchase agreements                    $   918,869,000        $1,361,070,000
Payable for Mortgage-Backed Securities
 purchased                                   105,793,723             19,529,331
Accrued interest payable                       4,992,447             10,057,672
Dividends payable                              2,797,058              4,082,456
Accounts payable                                 201,976                145,411
                                          --------------         --------------
    Total liabilities                      1,032,654,204          1,394,884,870
                                          --------------         --------------

STOCKHOLDERS' EQUITY:
Common stock: par value $.01 per share;
 100,000,000 authorized;12,713,900 and
 12,757,674 shares issued and
 outstanding, respectively                       127,139                127,577
Additional paid-in capital                   132,705,765            132,768,779
Net unrealized gains (losses) on
 Mortgage-Backed Securities                    2,023,751             (2,088,557)
Retained earnings                                229,623                855,317
                                          --------------         --------------
    Total stockholders' equity               135,086,278            131,663,116
                                          --------------         --------------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                   $1,167,740,482         $1,526,547,986
                                          ==============         ==============

See notes to financial statements.

ANNALY MORTGAGE MANAGEMENT, INC.

STATEMENTS OF OPERATIONS

--------------------------------------------------------------------------------

                                               FEBRUARY 18,        FOR THE
                                               1997 THROUGH     QUARTER ENDED
                                              MARCH 31, 1997   MARCH 31, 1998
                                              -------------------------------
INTEREST INCOME:
   Mortgage-Backed Securities                   $1,031,038       $20,078,691
   Money market account                             29,654                30
                                                ----------       -----------

      Total interest income                      1,060,692        20,078,721

INTEREST EXPENSE:
   Repurchase agreements                           713,120        16,313,474
                                                ----------       -----------

NET INTEREST INCOME                                347,572         3,765,247

GAIN ON SALE OF MORTGAGE-BACKED SECURITIES               0         1,427,084

GENERAL AND ADMINISTRATIVE EXPENSES                 64,047           484,181
                                                ----------       -----------

NET INCOME                                      $  283,525       $ 4,708,150
                                                ==========       ===========

NET INCOME PER SHARE:
   Basic                                             $0.08             $0.37
                                                     =====             =====

   Dilutive                                          $0.07             $0.36
                                                     =====             =====

AVERAGE NUMBER OF SHARES OUTSTANDING             3,680,000        12,727,405
                                                ==========       ===========

See notes to financial statements.

ANNALY MORTGAGE MANAGEMENT, INC.

STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE QUARTER ENDED MARCH 31, 1998

-------------------------------------------------------------------------------------------------------------

                                            COMMON     ADDITIONAL        NET
                                            STOCK        PAID-IN      UNREALIZED     RETAINED
                                          PAR VALUE      CAPITAL         GAIN        EARNINGS        TOTAL
                                          -------------------------------------------------------------------
BALANCE,
   December 31, 1997                      $ 127,139   $132,705,765   $ 2,023,751   $   229,623   $135,086,278

   Exercise of stock options                    438        193,262        -               -           193,700

   Additional cost of Initial Public
      Offering                                            (130,248)                                  (130,248)

   Available for sale securities -
      Fair value adjustment                    -            -         (4,112,308)         -        (4,112,308)

   Net income                                  -            -             -          4,708,150      4,708,150

   Dividends declared -
      $0.32 per average share                  -            -             -         (4,082,456)    (4,082,456)
                                          ---------   ------------   -----------   -----------   ------------

   BALANCE, MARCH 31, 1998                $ 127,577   $132,768,779   $(2,088,557)  $   855,317   $131,663,116
                                          =========   ============   ===========   ===========   ============


ANNALY MORTGAGE MANAGEMENT, INC.

STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------------------------
                                                               FEBRUARY 18,1997   FOR THE QUARTER
                                                                   THROUGH        ENDED MARCH 31,
                                                                MARCH 31,1997          1998
                                                              -----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                   $     283,525     $     4,708,150
 Adjustments to reconcile net income to
  net cash provided by operating activities:
  Amortization of mortgage premiums and discounts, net               85,436           1,622,343
  Gain on sale of Mortgage-Backed Securities                                         (1,427,084)
  Increase in accrued interest receivable                        (1,521,374)         (2,178,585)
  Increase in other assets                                           (8,040)            (62,147)
  Increase in accrued interest payable                              644,634           5,065,225
  Increase (Decrease) in accounts payable                           164,292             (56,565)
                                                              -------------     ---------------
       Net cash provided by operating activities                   (351,527)          7,671,337
                                                              -------------     ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of Mortgage-Backed Securities                        (248,747,733)       (685,643,269)
 Proceeds from sale of Mortgage-Backed Securities                                   143,782,573
 Principal payments on Mortgage-Backed Securities                   483,312          94,221,118
                                                              -------------     ---------------
       Net cash used in investing activities                   (248,264,420)       (447,639,578)
                                                              -------------     ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from repurchase agreements                            241,601,000       2,632,120,000
 Principal payments on repurchase agreements                    (25,955,000)     (2,189,919,000)
 Proceeds from exercise of stock options                                                193,700
 Proceeds from private placement of equity capital               33,025,173
 Additional cost of initial public offering                                            (130,248)
 Dividends paid                                                                      (2,797,058)
                                                              -------------     ---------------
       Net cash provided by financing activities                248,671,173         439,467,394
                                                              -------------     ---------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                            55,226            (500,847)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       12,011             511,172
                                                              -------------     ---------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                      $      67,237     $        10,325
                                                              =============     ===============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Interest paid                                                $      68,487     $    11,248,249
                                                              =============     ===============
NONCASH FINANCING ACTIVITIES:
 Net unrealized losses on available-for-sale securities       $    (720,303)    $    (2,088,557)
                                                              =============     ===============
 Dividends declared, not yet paid                                               $     4,082,456
                                                                                ===============


See notes to financial statements.

ANNALY MORTGAGE MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS
FOR THE QUARTER ENDED MARCH 31, 1998


1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

   Annaly Mortgage Management, Inc. (the "Company") was incorporated in Maryland on November 25, 1996. The Company commenced its operations of purchasing and managing an investment portfolio of primarily adjustable-rate Mortgage-Backed Securities on February 18, 1997, upon receipt of the net proceeds from the private placement of equity capital. On July 31, 1997, the Company received additional proceeds from a direct offering to officers and directors. An initial public offering was completed on October 14, 1997.

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

   Unrealized losses on Mortgage-Backed Securities that are considered other than temporary, as measured by the amount of decline in fair value attributable to factors other than temporary, are recognized in income and the cost basis of the Mortgage-Backed Securities is adjusted. There were no such adjustments for the period ended December 31, 1997 and the quarter ended March 31, 1998.

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

   CREDIT RISK - At March 31, 1998, the Company has limited exposure to credit losses on its portfolio of Mortgage-Backed Securities by only purchasing securities from Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA"), or Government National Mortgage Association ("GNMA"). The payment of principal and interest on the FHLMC and FNMA Mortgage-Backed Securities are guaranteed by those respective agencies and the payment of principal and interest on the GNMA Mortgage-Backed Securities are backed by the full-faith-and-credit of the U.S. government.
   At December 31, 1997 and March 31, 1998, all of the Company's Mortgage-Backed Securities have an implied "AAA" rating.

   INCOME TAXES - The Company has elected to be taxed as a Real Estate Investment Trust ("REIT") and intends to comply with the provisions of the Internal Revenue Code of 1986, as amended (the "Code") with respect thereto. Accordingly, the Company will not be subjected to Federal income tax to the extent of its distributions to shareholders and as long as certain asset, income and stock ownership tests are met.

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

2.   MORTGAGE-BACKED SECURITIES

     The following table pertains to the Company's Mortgage-Backed Securities classified as available-for-sale as of December 31, 1997, which are carried at their fair value:

                                 FEDERAL        FEDERAL       GOVERNMENT
                                HOME LOAN       NATIONAL       NATIONAL         TOTAL
                                 MORTGAGE       MORTGAGE       MORTGAGE       MORTGAGE
                               CORPORATION    ASSOCIATION    ASSOCIATION       ASSETS
Mortgage-Backed
   Securities, gross          $273,119,008   $691,081,916   $174,164,513   $1,138,365,437

Unamortized discount                (3,619)      (110,567)         -             (114,186)
Unamortized premium              2,848,376     14,532,363      4,123,451       21,504,190
                              ------------   ------------   ------------   --------------

Amortized cost                 275,963,765    705,503,712    178,287,964    1,159,755,441

Gross unrealized gains             376,485      1,948,068        928,453        3,253,006
Gross unrealized losses           (115,190)      (802,801)      (311,264)      (1,229,255)
                              ------------   ------------   ------------   --------------

Estimated fair value          $276,225,060   $706,648,979   $178,905,153   $I,161,779,192
                              ============   ============   ============   ==============

                                       6

The following table pertains to the Company's Mortgage-Backed Securities classified as available-for-sale as of March 31, 1998, which are carried at their fair value:

                                   FEDERAL         FEDERAL        GOVERNMENT
                                  HOME LOAN        NATIONAL        NATIONAL           TOTAL
                                   MORTGAGE        MORTGAGE        MORTGAGE         MORTGAGE
                                 CORPORATION     ASSOCIATION     ASSOCIATION         ASSETS
     Mortgage-Backed
      Securities, gross          $409,333,869    $917,302,552    $169,034,486     $1,495,670,907
     Unamortized discount            (164,020)       (810,586)         -                (974,606)
     Unamortized premium            7,166,509      15,205,704       3,866,853         26,239,066
                                 ------------    ------------    ------------     --------------
     Amortized cost               416,336,358     931,697,670     172,901,339      1,520,935,367
     Gross unrealized gains           590,111       1,966,279           3,819          2,560,209
     Gross unrealized losses         (685,986)     (3,007,915)       (954,864)        (4,648,765)
                                 ------------    ------------    ------------     --------------
     Estimated fair value        $416,240,483    $930,656,034    $171,950,294     $1,518,846,811
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

The adjustable rate Mortgage-Backed Securities are limited by periodic caps (generally interest rate adjustments are limited to no more than 1% every six months) and lifetime caps. At December 31, 1997, the weighted average lifetime cap was 10.8%. At March 31, 1998, the weighted average lifetime cap was 10.0%.

During the period ended December 31, 1997, the company realized $735,303 in gains from sales of Mortgage-Backed Securities. During the quarter ended March 31, 1998, the Company realized $1,427.084 in gains from sales of Mortgage-Backed Securities. There were no losses on sales of Mortgage-Backed Securities during the period ended December 31, 1997 or the quarter ended March 31, 1998.

3.  REPURCHASE AGREEMENTS

The Company has entered into repurchase agreements to finance most of its Mortgage-Backed Securities. The repurchase agreements are secured by the market value of the Company's Mortgage-Backed Securities and bear interest rates that have historically moved in close relationship to LIBOR.

As of December 31, 1997, the Company had outstanding $918,869,000 of repurchase agreements with a weighted average borrowing rate of 6.16% and a weighted average remaining maturity of 16 days. At December 31, 1997, Mortgage-Backed Securities actually pledged had an estimated fair value of $936,859,658. As of March 31, 1998, the Company had outstanding $1,361,070,000 of repurchase agreements with a weighted average borrowing rate of 5.58% and a weighted average remaining maturity of 20 days. At March 31, 1998, Mortgage-Backed Securities actually pledged had an estimated fair value of $1,427,920,334.

   At December 31, 1997 and March 31, 1998, the repurchase agreements had the following remaining maturities:

                       December 31, 1997   March 31, 1998
                       -----------------   --------------
   Within 30 days        $590,960,000      $1,031,027,000
   30 to 59 days           51,776,000         322,064,000
   60 to 89 days               -                  -
   90 to 119 days         103,391,000           7,979,000
   Over 120 days          172,742,000             -
                         ------------      --------------
                         $9l8,869,000      $1,361,070,000
                         ============      ==============

4. COMMON STOCK

   Options were exercised during the quarter increasing the total number of shares outstanding to 12,757,674. The number of stock options exercised was 43,774, with a total amount paid of $193,700.

   During the Company's quarter ending March 31, 1998, the Company declared dividends to shareholders totaling $4,082,456, or $.32 per weighted average share which was paid on April 20, 1998. For Federal income tax purposes dividends paid for the quarter is ordinary income to the Company stockholders.

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

                                         INCOME        SHARES        PER-SHARE
                                      (NUMERATOR)   (DENOMINATOR)      AMOUNT
                                      -----------   -------------    ---------

     Net income                        $4,708,150
                                       ----------
     Basic EPS                          4,708,150     12,727,405       $0.37
                                                                       -----
     Effect of dilutive securities:
        Dilutive stock options              -            195,790
                                       ----------     ----------
        Diluted EPS                    $4,708,150     12,923,195       $0.36
                                       ==========     ==========       =====


Options to purchase 312,226 shares were outstanding during the period and were dilutive, as the exercise price (between $4.00 and $10.00) was less than the average stock price for the quarter of $10.83. Options to purchase 2,426 shares of stock were granted during the quarter and are not considered dilutive. The exercise price of $11.25 was greater than the average stock price for the quarter of $10.83

6.  LEASE COMMITMENTS

The Corporation's aggregate future minimum lease payments are as follows:

     1998                     $   67,787
     l999                         92,804
     2000                         95,299
     2001                         97,868
     2002                        100,515
     2003 and thereafter         582,406
                              ----------
                              $1,036,679
                              ==========

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT

     "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: Statements in this discussion regarding the Company and its business which are not historical facts are "forward-looking statements" that involve risks and uncertainties. For a discussion of such risks and uncertainties, which could cause actual results to differ from those contained in the forward-looking statements, see "Risk Factors" in the Company's Form 10-K for the year ended December 31, 1997.

OVERVIEW

     The Company is a real estate investment trust ("REIT") which acquires and manages Mortgage-Backed Securities which can be readily financed. The Company commenced operations on February 18, 1997 upon the closing of the Private Placement, which resulted in proceeds to the Company of $33 million. The Company received additional proceeds of $878,000 upon the closing of the Direct Offering on July 31, 1997. The Company's initial public offering was completed on October 14, 1997 raising net proceeds of $99.0 million.

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

RESULTS OF OPERATIONS: FOR THE QUARTER ENDED MARCH 31, 1998

     The Company's 1997 fiscal year commenced with the start of operations on February 18, 1997 and concluded on December 31, 1997. The 317-day period from February 18, 1997 to December 31, 1997 is referred to herein as "the period ended December 31, 1997." The quarter ended March 31, 1998 is its calendar equivalent.

          NET INCOME SUMMARY

     For the quarter ended March 31, 1998, net income, as calculated according to Generally Accepted Accounting Principles ("GAAP"), was $4,708,150, or $0.37 per average share, as compared to the period ended March 31, 1997 of $283,525, or $0.08 per average share. Taxable income for the quarter ended March 31, 1998 was $4,635,445, or $0.36 per share. Net income per share is computed by dividing net income by the weighted average number of shares of outstanding Common Stock during the period, which was 12,727,405. Dividends per weighted average number of shares outstanding was $0.32 per share, $4,082,456 in total. Return on average equity was 13.97% on an annualized basis.

     Comparing net income for the period February 18, 1997 through March 31, 1997 to the quarter ended March 31, 1998 may be deceptive. The 42-day period ended March 31, 1997 is a shortened operating period and not a full quarter. Secondly, during the period ended March 31, 1997 the Company's asset base was substantially lower than at March 31, 1998. The reason for the asset size difference is twofold. First, the Company was in an asset acquisition period. Additionally, the Company's capital base was only $32 million, as compared to $133 million at March 31, 1998.

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

                               NET INCOME SUMMARY
                               ------------------

                                                    Period Ended
                                                   March 31, 1998
                                                    (dollars in
                                                 thousands, except
                                                 per share amounts)
                                                 ------------------
                                                     $    20,078
Interest Income
Interest Expense                                          16,313
                                                     -----------
Net Interest Income                                        3,765
Gain on Sale of Mortgage-Backed Securities                 1,427
General and Administrative Expenses                          484
                                                     -----------
Net Income                                                 4,708
                                                     ===========

Average Number of Outstanding Shares                  12,727,405
Basic Net Income Per Share                           $      0.37
Diluted Net Income Per Share                         $      0.36

Average Total Assets                                 $ 1,316,110
Average Equity                                       $   134,827

Annualized Return on Average Assets                         1.43%
Annualized Return on Average Equity                        13.97%

     TAXABLE INCOME AND GAAP INCOME

     For the quarter ended March 31, 1998, income as calculated for tax purposes (taxable income) differed from income as calculated according to generally accepted accounting principles (GAAP income). The differences were in the calculations of premium amortization and general and administrative expenses. For the period February 18, 1997 through March 31, 1997 there were no differences between GAAP and taxable income.

     The distinction between taxable income and GAAP income is important to the Company's stockholders because dividends are declared on the basis of taxable income. While the Company does not pay taxes so long as it satisfies the requirements for exemption from taxation pursuant to the REIT Provisions of the Code, each year the Company completes a corporate tax form wherein taxable income is calculated as if the Company were to be taxed. This taxable income level determines the amount of dividends the Company can pay out over time.
The table below presents the major differences between GAAP and taxable income for the Company.

                                 TAXABLE INCOME
                                 --------------

                                   Taxable General  Taxable Mortgage    Taxable Gain on
                        GAAP Net  & Administrative    Amortization    Sale of Securities  Taxable Net
                         Income      Differences       Differences        Differences        Income
For the Quarter Ended
  March 31, 1998         $4,708          $1               ($74)                              $4,635
For the Period Ended
  December 31, 1997      $4,919          $3               ($92)               $54            $4,884

     INTEREST INCOME AND AVERAGE EARNING ASSET YIELD

     The Company had average earning assets of $1,307.1 million for the quarter ended March 31, 1998. The Company's primary source of income for the period ended March 31, 1998 was interest income. A portion of income was generated by gains on sales of Mortgage-Backed Securities. Interest income was $20.1 million for the period ended March 31, 1998. The yield on average earning assets was 6.15% for the same period. The table below shows the Company's average balance of cash equivalents and Mortgage-Backed Securities, the yields earned on each type of earning assets, the yield on average earning assets and interest income.

                          AVERAGE EARNING ASSET YIELD
                          ---------------------------

                                                                                             Yield on
                                                        Average                              Average
                                                       Amortized                            Amortized
                                                        Cost of                 Yield on     Cost of    Yield on
                                           Average     Mortgage-    Average     Average     Mortgage-   Average
                                             Cash       Backed      Earning       Cash       Backed     Earning  Interest
                                         Equivalents  Securities    Assets    Equivalents  Securities   Assets    Income
                                         -----------  ----------  ----------  -----------  ----------  --------  --------
                                                                       (dollars in thousands)
For the Quarter Ended March 31, 1998         $ 2      $1.307.088  $1,307,090     4.45%        6.15%      6.15%    $20,079
For the Period Ended December 31, 1997       $30      $  448,276  $  448,306     4.20%        6.34%      6.34%    $24,713

     The Constant Prepayment Rate (or "CPR") on the Company's portfolio of Mortgage-Backed Securities for the quarter ended March 31, 1998 was 21%. "CPR" means an assumed rate of prepayment for the Company's Mortgage-Backed Securities, expressed as an annual rate of prepayment relative to the outstanding principal balance of the Company's Mortgage-Backed Securities. This CPR does not purport to be either a historical description of the prepayment experience of the Company's Mortgage-Backed Securities or a prediction of the anticipated rate of prepayment of the Company's Mortgage-Backed Securities. Since a large portion of the Company's assets was purchased at a premium to par value and only a small portion of the Company's assets was purchased at a discount to par value, the premium balance in the Company's portfolio is substantially higher than the discount balance. Principal prepayments had a negative effect on the Company's earning asset yield for the quarter ended March 31, 1998 because the Company adjusts its rates of premium amortization and discount accretion monthly based on actual payments received.

     INTEREST EXPENSE AND THE COST OF FUNDS

     The Company anticipates that its largest expense will usually be the cost of borrowed funds. The Company had average borrowed funds of $1,167.5 million and total interest expense of $16.3 million for the quarter ended March 31, 1998. Interest expense for the period February 18, 1997 through March 31, 1997 was $713,120. The average cost of funds was 5.59% for the quarter ended March 31, 1998. Interest expense is calculated in the same manner for GAAP and tax purposes.

     With the Company's current asset/liability management strategy, changes in the Company's cost of funds are expected to be closely correlated with changes in short-term LIBOR, although the Company may choose to extend the maturity of its liabilities at any time. The Company's average cost of funds was 0.05% below one-month LIBOR for the quarter ended March 31, 1998. The Company generally has structured its borrowings to adjust with one-month LIBOR because the Company believes that one-month LIBOR may continue to be lower than six-month LIBOR in the present interest rate environment. During the quarter ended March 31, 1998, average one-month LIBOR, which was 5.64%, was 0.04% lower than average six-month LIBOR, which was 5.68%.

     The table below shows the Company's average borrowed funds and average cost of funds as compared to average one- and average six-month LIBOR.

                             AVERAGE COST OF FUNDS
                             ---------------------

                                                                              Average     Average Cost  Average Cost
                                                                             One-Month      of Funds      of Funds
                                                        Average  Average  LIBOR Relative   Relative to    Relative
                           Average             Average    One-     Six-     to Average       Average     to Average
                          Borrowed   Interest  Cost of   Month    Month      Six-Month      One-Month     Six-Month
                            Funds     Expense   Funds    LIBOR    LIBOR        LIBOR          LIBOR         LIBOR
                         ----------  --------  -------  -------  -------  --------------  ------------  ------------
                                                            (dollars in thousands)
For the Quarter Ended
  March 31, 1998         $1,167,483   $16,313   5.59%    5.64%    5.68%       (0.04%)        (0.05%)       (0.09%)
For the Period Ended     $  404,140   $19,677   5.61%    5.67%    5.87%       (0.20%)        (0.06%)       (0.26%)
  December 31, 1997

     NET INTEREST RATE AGREEMENT EXPENSE

     The Company did not enter into any interest rate agreements to date. As part of its asset/liability management process, the Company may enter into interest rate agreements such as interest rate caps, floors and swaps. These agreements would be entered into to reduce interest rate risk and would be designed to provide income and capital appreciation to the Company in the event of certain changes in interest rates. The Company reviews the need for interest rate agreements on a regular basis consistent with its Capital Investment Policy.

     NET INTEREST INCOME

     Net interest income, which equals interest income less interest expense, totaled $3.8 million for the quarter ended March 31, 1998 and $347,572 for the period February 18, 1997 through March 31, 1997. Net interest spread, which equals the yield on the Company's average assets for the period less the average cost of funds for the period, was 0.56% for the quarter ended March 31, 1998. Net interest margin, which equals net interest income divided by average total assets, was 1.14% on an annualized basis. Taxable net interest income was $74,132 less than GAAP net interest income because of differing premium amortization. The principal reason that annualized net interest margin exceeded net interest spread is that average assets exceeded average liabilities. A portion of the Company's assets are funded with equity rather than borrowings. The Company did not have any interest rate agreement expenses for the quarter ended March 31, 1998

     The table below shows interest income by earning asset type, average earning assets by type, total interest income, interest expense, average repurchase agreements, average cost of funds, and net interest income for the quarter ended March 31, 1998 and the period ended December 31, 1997.

                            GAAP NET INTEREST INCOME
                            ------------------------

                         Average
                        Amortized
                         Cost of    Interest                                       Yield on
                        Mortgage-  Income on                  Interest              Average    Average
                         Backed     Mortgage-    Average       Income      Total   Interest  Balance of            Average     Net
                       Securities    Backed        Cash       on Cash    Interest   Earning  Repurchase  Interest  Cost of  Interest
                          Held     Securities  Equivalents  Equivalents   Income    Assets   Agreements   Expense   Funds    Income
                       ----------  ----------  -----------  -----------  --------  --------  ----------  --------  -------  --------
                                                                  (dollars in thousands)
For the Quarter Ended
  March 31, 1998       $1,307,088    $20,079       $ 2          $30       $20,079    6.15%   $1,167,483   $16,313   5.59%    $3,765
For the Period Ended
  December 31, 1997    $  448,276    $24,682       $30          $31       $24,713    6.34%   $  404,140   $19,677   5.61%    $5,036

     GAINS AND LOSSES ON SALES OF MORTGAGE-BACKED SECURITIES

     For the quarter ended March 31, 1998, the Company sold Mortgage-Backed Securities with an aggregate historical amortized cost of $142.4 million for an aggregate gain of $1.4 million. During the period February 18, 1997 through March 31, 1997 Mortgage-Backed Securities were not sold. The difference between the sale price and the historical amortized cost of the Mortgage-Backed Securities is a realized gain and increased income accordingly. The Company does not expect to sell assets on a frequent basis, but may from time to time sell existing assets to move into new assets which management believes might have higher risk-adjusted returns or to manage its balance sheet as part of management's asset/liability management strategy.

     CREDIT EXPENSES

     The Company has not experienced credit losses on its portfolio of Mortgage-Backed Securities to date, but losses may be experienced in the future. At March 31, 1998, the Company had limited its exposure to credit losses on its portfolio of Mortgage-Backed Securities by purchasing only Agency Certificates, which, although not rated, carry an implied "AAA" rating.

     GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses ("operating expense" or "G&A expense") were $484,181 for the quarter ended March 31, 1998. For the period February 18, 1997 through March 31, 1997, G&A expenses were $64,047. Taxable G&A expenses were $1,427 less than for GAAP purposes for the quarter ended March 31, 1998.

                 GAAP G&A EXPENSE AND OPERATING EXPENSE RATIOS
                 ---------------------------------------------



                                                                                Total G&A         Total G&A
                                       Cash Comp                             Expense/Average   Expense/Average
                                     and Benefits   Other G&A   Total G&A         Assets           Equity
                                        Expense      Expense     Expense       (annualized)      (annualized)
                                     ------------   ---------   ---------   ----------------   ---------------
                                                      (dollars in thousands)
For the Quarter Ended
  March 31, 1998                         $259          $225        $484           0.15%             1.44%
For the Period Ended
  December 31, 1997                      $492          $360        $852           0.21%             1.61%

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

     NET INCOME AND RETURN ON AVERAGE EQUITY

     Net income was $4.7 million in the quarter ended March 31, 1998. Return on average equity was 13.97% on an annualized basis. The table below shows, on an annualized basis, the Company's net interest income, gain on sale of Mortgage-Backed Securities and G&A expense each as a percentage of average equity, and the return on average equity.

                     COMPONENTS OF RETURN ON AVERAGE EQUITY
                     --------------------------------------

                                                            Gain on Sale of
                                            Net Interest    Mortgage-Backed   G&A Expense/   Return on
                                           Income/Average   Securities/          Average      Average
                                               Equity       Average Equity       Equity        Equity
                                           --------------   ---------------   ------------   ---------
For the Period Ended March 31, 1998            11.18%            4.23%           1.44%        13.97%
   (on an annualized basis)
For the Period Ended December 31, 1997          9.49%            1.39%           1.61%         9.27%
   (on an annualized basis)

     DIVIDENDS AND TAXABLE INCOME

     The Company elected to be taxed as a REIT under the Code. Accordingly, the Company intends to distribute substantially all of its taxable income for each year to stockholders, including income resulting from gains on sales of Mortgage-Backed Securities. Through March 31, 1998, earned taxable income exceeded dividend declarations by $742,769, or $0.06 per share, based on the number of shares of Common Stock outstanding at period end.

                                DIVIDEND SUMMARY
                                ----------------

                                      Weighted
                                      Average                                                        Cumulative
                          Taxable      Common     Taxable Net   Dividends               Dividend   Undistributed
                            Net        Shares       Income       Declared     Total      Pay-out      Taxable
                           Income   Outstanding    Per Share    Per Share   Dividends     Ratio        Income
                          -------   -----------   -----------   ---------   ---------   --------   -------------
                                               (dollars in thousands, except per share data)
For the Quarter Ended
  March 31, 1998           $4,635    12,727,405      $0.36        $0.32       $4,082     88.07%         $742
For the Period Ended
   December 31, 1997       $4,884     5,952,123      $0.82        $0.79       $4,690      96.0%         $194

FINANCIAL CONDITION

     MORTGAGE-BACKED SECURITIES

     All of the Company's Mortgage-Backed Securities at March 31, 1998 were adjustable-rate or fixed-rate Mortgage-Backed Securities backed by Single-Family Mortgage Loans. All of the mortgage assets underlying such Mortgage-Backed Securities were secured with a first lien position with respect to the underlying single-family properties. At March 31, 1998, all the Company's Mortgage-Backed Securities were Agency Certificates, which carry an implied "AAA" rating. All of the Company's earning assets are marked-to-market at liquidation value.

     Discount balances are accreted as an increase in interest income over the life of discount Mortgage-Backed Securities and premium balances are amortized as a decrease in interest income over the life of premium Mortgage-Backed Securities. At March 31, 1998, the Company had on its balance sheet a total of $974,606 of unamortized discount (which is the difference between the remaining principal value and current historical amortized cost of Mortgage-Backed Securities acquired at a price below principal value) and a total of $26.2 million of unamortized premium (which is the difference between the remaining principal value and the current historical amortized cost of Mortgage-Backed Securities acquired at a price above principal value).

     Mortgage principal repayments received were $94.2 million for the quarter ended March 31, 1998. Given the Company's current portfolio composition, if mortgage principal prepayment rates increase over the life of the Mortgage-Backed Securities comprising the current portfolio, all other factors being equal, the Company's net interest income should decrease during the life of such Mortgage-Backed Securities as the Company will be required to amortize its net premium balance into income over a shorter time period. Similarly, if mortgage principal prepayment rates decrease over the life of such Mortgage-Backed Securities, all other factors being equal, the Company's net interest income should increase during the life of such Mortgage-Backed Securities as the Company will amortize its net premium balance over a longer time period.

     The table below summarizes the Company's Mortgage-Backed Securities at March 31, 1998 and December 31, 1997.

                           MORTGAGE-BACKED SECURITIES
                           --------------------------

                                                                                            Estimated
                                                                Amortized      Estimated   Fair Value/   Weighted
                          Principal     Net      Amortized   Cost/Principal       Fair      Principal     Average
                            Value     Premium       Cost          Value          Value        Value        Yield
                         ----------   -------   ----------   --------------   ----------   -----------   --------
                                                      (dollars in thousands)
At March 31, 1998        $1,495,670   $25,265   $1,520,935       101.70%      $1,518,847     101.55%       6.51%
At December 31, 1997     $1,138,365   $21,390   $1,159,755       101.88%      $1,161,779     102.06%       6.57%

     At March 31, 1998, the Company's Mortgage-Backed Securities consisted solely of Agency Certificates. However, the Company may purchase other types of Mortgage-Backed Securities in the future.

     The tables below set forth certain characteristics of the Company's Mortgage-Backed Securities at March 31, 1998 and December 31, 1997. The index level for adjustable-rate Mortgage-Backed Securities is the weighted average rate of the various short-term interest rate indices which determine the coupon rate.

            ADJUSTABLE-RATE MORTGAGE-BACKED SECURITY CHARACTERISTICS
            --------------------------------------------------------


                                                                            Weighted                          Principal Value
                                      Weighted   Weighted                    Average    Weighted   Weighted      at Period
                                       Average    Average     Weighted       Term to     Average    Average     End as % of
                          Principal     Coupon     Index     Average Net      Next      Lifetime     Asset    Mortgage-Backed
                            Value       Rate       Level        Margin     Adjustment      Cap       Yield       Securities
                         ----------   --------   --------    -----------   ----------   --------   --------   ---------------
                                                                (dollars in thousands)
At March 31, 1998        $1,176,716     6.89%      5.45%        1.61%       12 months    10.00%      6.46%         78.68%
At December 31, 1997     $  994,653     7.13%      5.52%        1.61%       22 months    10.78%      6.50%         87.38%

              FIXED-RATE MORTGAGE-BACKED SECURITY CHARACTERISTICS
              ---------------------------------------------------

                                        Weighted      Weighted     Principal Value
                          Principal     Average       Average     as % of Mortgage-
                            Value     Coupon Rate   Asset Yield   Backed Securities
                          ---------   -----------   -----------   -----------------
                                            (dollars in thousands)
At March 31, 1998          $318,954      6.85%         6.70%            21.32%
At December 31, 1997       $143,712      7.50%         7.08%            12.62%

     At March 31, 1998 and December 31, 1997, the Company held Mortgage-Backed Securities with coupons linked to the one- and three-year Treasury Indices, one-month LIBOR and the six-month CD rate. The table below segments the Company's adjustable-rate Mortgage-Backed Securities by type of adjustment index, coupon adjustment frequency and annual and lifetime cap adjustment.

              ADJUSTABLE-RATE MORTGAGE-BACKED SECURITIES BY INDEX
              ---------------------------------------------------
                                 MARCH 31, 1998
                                 --------------

                                                                      1-Year     3-Year
                                             One-Month   Six-Month   Treasury   Treasury
                                               LIBOR      CD Rate      Index      Index
                                             ---------   ---------   --------   --------
Weighted Average Adjustment Frequency          1 mo.        6 mo.     45 mo.     36 mo.
Weighted Average Term to Next Adjustment       1 mo.        3 mo.     31 mo.     12 mo.
Weighted Average Annual Period Cap              none        2.00%      1.97%      2.00%
Weighted Average Lifetime Cap at
   March 31, 1998                              9.15%       10.88%     10.69%     14.16%
Mortgage Principal Value as Percentage of
  Mortgage-Backed Securities at
  March 31, 1998                               36.29%       5.51%      36.75       .13%


              ADJUSTABLE-RATE MORTGAGE-BACKED SECURITIES BY INDEX
              ---------------------------------------------------
                               DECEMBER 31, 1997
                               -----------------

                                                                     1-Year     3-Year
                                            One-Month   Six-Month   Treasury   Treasury
                                              LIBOR      CD Rate      Index      Index
                                            ---------   ---------   --------   --------
Weighted Average Adjustment Frequency          1 mo.       6 mo.     12 mo.     36 mo.
Weighted Average Term to Next Adjustment       1 mo.       3 mo.      6 mo.     12 mo.
Weighted Average Annual Period Cap              none       2.00%      1.78%      2.00%
Weighted Average Lifetime Cap
  at December 31, 1997                         9.21%      10.88%     11.77%     14.16%
Mortgage Principal Value as Percentage of
  Mortgage-Backed Securities at
  December 31, 1997                           30.94%       7.81%     48.45%       .18%

     The table below shows unrealized gains and losses on the Mortgage-Backed Securities in the Company's portfolio.

                          UNREALIZED GAINS AND LOSSES
                          ---------------------------

                                                                        At March 31,       At December 31,
                                                                            1998               1997
                                                                        (dollars in          (dollars
                                                                         thousands)        in thousands)
                                                                        ------------      ---------------
Unrealized Gain                                                           $ 2,622             $ 3,253
Unrealized Loss                                                            (4,710)             (1,229)
Net Unrealized Gain (Loss)                                                 (2,088)              2,024
Net Unrealized Gain as % of Mortgage-Backed Securities Principal Value       0.14%               0.20%
Net Unrealized Gain as % of Mortgage-Backed Securities Amortized Cost        0.14%               0.20%

     INTEREST RATE AGREEMENTS

     Interest rate agreements are assets that are carried on a balance sheet at estimated liquidation value. At March 31, 1998, there were no interest rate agreements on the Company's balance sheet.

     BORROWINGS

     To date, the Company's debt has consisted entirely of borrowings collateralized by a pledge of the Company's Mortgage-Backed Securities. These borrowings appear on the balance sheet as repurchase agreements. At March 31, 1998, the Company had established uncommitted borrowing facilities in this market with twenty-four lenders in amounts which the Company believes are in excess of its needs. All of the Company's Mortgage-Backed Securities are currently accepted as collateral for such borrowings. The Company, however, limits its borrowings, and thus its potential asset growth, in order to maintain unused borrowing capacity and thus increase the liquidity and strength of its balance sheet.

     For the quarter ended March 31, 1998, the term to maturity of the Company's borrowings has ranged from one day to six months, with a weighted average original term to maturity of 66 days and a weighted average remaining maturity of 20 days at March 31, 1998. Many of the Company's borrowings have a cost of funds which adjust monthly based on a fixed spread over or under one-month LIBOR or based on the daily Fed Funds rate. As a result, the average term to the next rate adjustment for the Company's borrowings is typically shorter than the term to maturity for the Company's Mortgage-Backed Securities. At March 31, 1998, the weighted average cost of funds for all of the Company's borrowings was 5.58% and the weighted average term to next rate adjustment was 20 days.

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

     STOCKHOLDERS' EQUITY

     The Company uses "available-for-sale" treatment for its Mortgage-Backed Securities; these assets are carried on the balance sheet at estimated market value rather than historical amortized cost. Based upon such "available-for-sale" treatment, the Company's equity base at March 31, 1998 was $131.7 million,
or $10.32 per share.   If the Company had used historical amortized cost
accounting, the Company's equity base at March 31, 1998 would have been $133.8 million, or $10.48 per share.

     With the Company's "available-for-sale" accounting treatment, unrealized fluctuations in market values of assets do not impact GAAP or taxable income but rather are reflected on the balance sheet by changing the carrying value of the asset and reflecting the change in stockholders' equity under "Net Unrealized Losses on Assets Available for Sale." By accounting for its assets in this manner, the Company hopes to provide useful information to stockholders and creditors and to preserve flexibility to sell assets in the future without having to change accounting methods.

     As a result of this mark-to-market accounting treatment, the book value and book value per share of the Company are likely to fluctuate far more than if the Company used historical amortized cost accounting. As a result, comparisons with companies that use historical cost accounting for some or all of their balance sheet may be misleading.

     Unrealized changes in the estimated net market value of Mortgage-Backed Securities have one direct effect on the Company's potential earnings and dividends: positive market-to-market changes will increase the Company's equity base and allow the Company to increase its borrowing capacity while negative changes will tend to limit borrowing capacity under the Company's Capital Investment Policy. A very large negative change in the net market value of the Company's Mortgage-Backed Securities might impair the Company's liquidity position, requiring the Company to sell assets with the likely result of realized losses upon sale. "Net Unrealized Losses on Assets Available for Sale" was $2.1 million, or 0.14% of the amortized cost of Mortgage-Backed Securities at March 31, 1998.

     The table below shows the Company's equity capital base as reported and on a historical amortized cost basis at March 31, 1998 and December 31, 1997. Issuances of Common Stock, the level of GAAP earnings as compared to dividends declared, and other factors influence the historical cost equity capital base. The GAAP reported equity capital base is influenced by these factors plus changes in the "Net Unrealized Losses on Assets Available for Sale" account.



                              STOCKHOLDERS' EQUITY
                              --------------------

                                                                        GAAP
                               Historical        Net Unrealized       Reported         Historical         GAAP Reported
                             Amortized Cost     Losses on Assets     Equity Base     Amortized Cost     Equity (Book Value)
                              Equity Base      Available for Sale    (Book Value)   Equity Per Share        Per Share
                           ------------------  ------------------    ------------   ----------------    -------------------
                                                  (dollars in thousands, except per share data)
At March 31, 1998                $133,751             ($2,088)            $131,663              $10.48                $10.32
At December 31, 1997             $133,063              $2,024             $135,087              $10.47                $10.62

     LEVERAGE

     The Company's debt-to-GAAP reported equity ratio at March 31, 1998 was 10:1. The Company generally expects to maintain a ratio of debt-to-equity of between 8:1 and 12:1, although the ratio may vary from time to time based upon various factors, including management's opinion of the level of risk of its assets and liabilities, the Company's liquidity position, the level of unused borrowing capacity and over-collateralization levels required by lenders when the Company pledges assets to secure borrowings.

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

OTHER MATTERS

     The Company calculated its qualified REIT Assets, as defined in the Internal Revenue Code of 1986, as amended (the "Code"), to be 99.5% of is total assets, as compared to the Code requirement that at least 75% of its total assets must be qualified REIT Assets. The Company also calculates that 93.4% of its revenue qualifies for the 75% source of income test and 100% of its revenue qualifies for the 95% source of income test under the REIT rules. The Company also met all REIT requirements regarding the ownership of its common stock and the distributions of its net income. Therefore, as of March 31, 1998, the Company believes that it qualified as a REIT under the provisions of the Code.

     The Company at all times intends to conduct its business so as not to become regulated as an investment company under the Investment Company Act of 1940. If the Company were to become regulated as an investment company, then the Company's use of leverage would be substantially reduced. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" ("Qualifying Interests"). Under current interpretation of the staff of the Commission, in order to qualify for this exemption, the Company must maintain at least 55% of its assets directly in Qualifying Interests. In addition, unless certain mortgage securitites represent all the certificates issued with respect to an underlying pool of mortgages, such mortgage securities may be treated as securities separate from the underlying mortgage loans and, thus, may not be considered Qualifying Interests for purposes of the 55% requirement. As of March 31, 1998, the Company calculates that it is in compliance with this requirement.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

                 Exhibit 1 - Financial Data Schedule

         (b)  Reports

                 None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              ANNALY MORTGAGE MANAGEMENT, INC.

Dated:  May 11, 1998          By: /s/  Michael A.J. Farrell
                                  -----------------------------------------
                                   Michael A.J. Farrell
                                   Chairman of the Board and Chief Executive
                                   Officer
                                   (authorized officer of registrant)

Dated:  May 11, 1998          By: /s/  Kathryn F. Fagan
                                  -----------------------------------------
                                   Kathryn F. Fagan
                                   Chief Financial Officer and Treasurer
                                   (principal accounting officer)