Form 10-Q
period 1998-06-30
ANNALY MORTGAGE MANAGEMENT INC
filed 1998-08-07
CIK 1043219

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED:  JUNE 30, 1998

                                       OR

   [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM _______________ TO _________________

                        COMMISSION FILE NUMBER:  1-13447

                        ANNALY MORTGAGE MANAGEMENT, INC.
             (Exact name of Registrant as specified in its Charter)

          MARYLAND                                       22-3479661
(State or other jurisdiction                          (IRS Employer
 of incorporation or organization)                  Identification No.)


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

     Class                                      Outstanding August 7, 1998
Common Stock, $.01 par value                            12,757,674

                        ANNALY MORTGAGE MANAGEMENT, INC.

                                   FORM 10-Q

                                     INDEX

Part I.    FINANCIAL INFORMATION

Item 1.     Financial Statements:

 Balance Sheets - December 31, 1997 and June 30, 1998                                                                              1

 Statements of Operations for the quarters ended June 30, 1997 and 1998                                                            2

 Statements of Operations for the period February 18, 1997 to June 30, 1997 and the six months ended
  June 30, 1998                                                                                                                    3

 Statement of Stockholders' Equity for the six months ended June 30, 1998                                                          4

 Statements of Cash Flows for the quarters ended June 30, 1997 and 1998                                                            5

 Statements of Cash Flows for the period February 18, 1997 through June 30, 1997 and the six months
  ended June 30, 1998                                                                                                              6

Notes to Financial Statements                                                                                                   7-11

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                                                                12-23

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                                                                                     24

Item 2.     Changes in Securities and Use of Proceeds                                                                             24

Item 3.     Defaults Upon Senior Securities                                                                                       24

Item 4.     Submission of Matters to a Vote of Security Holders                                                                   24

Item 5.     Other Information                                                                                                     24

Item 6.     Exhibits and Reports on Form 8-K                                                                                      24

SIGNATURES                                                                                                                        25

ANNALY MORTGAGE MANAGEMENT, INC.

BALANCE SHEETS
-----------------------------------------------------------------------------------------
                                                           June 30, 1998    December 31,
                                                            (Unaudited)         1998
                                                          -------------------------------
ASSETS
CASH AND CASH EQUIVALENTS                                 $       67,995   $      511,172

MORTGAGE-BACKED SECURITIES,
  At fair value                                            1,566,187,872    1,161,779,192

RECEIVABLE FOR INVESTMENTS SOLD                               54,842,087

ACCRUED INTEREST RECEIVABLE                                    7,579,343        5,338,861

OTHER ASSETS                                                     244,601          111,257
                                                          -------------------------------

TOTAL ASSETS                                              $1,628,921,898   $1,167,740,482
                                                          ===============================


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Repurchase agreements                                   $1,416,268,000   $  918,869,000
  Payable for Mortgage-Backed Securities purchased            66,399,294      105,793,723
  Accrued interest payable                                    10,900,375        4,992,447
  Dividends payable                                            4,082,456        2,797,058
  Accounts payable                                               126,432          201,976
                                                          -------------------------------

          Total liabilities                                1,497,776,557    1,032,654,204
                                                          -------------------------------

STOCKHOLDERS' EQUITY:
  Common stock: par value $.01 per share;
    100,000,000 authorized; 12,757,674 and 12,713,900
    shares issued and outstanding, respectively                  127,577          127,139
  Additional paid-in capital                                 132,768,779      132,705,765
  Accumulated other comprehensive income                      (1,910,406)       2,023,751
  Retained earnings                                              159,391          229,623
                                                          -------------------------------

           Total stockholders' equity                        131,145,341      135,086,278
                                                          -------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $1,628,921,898   $1,167,740,482
                                                          ===============================

See notes to financial statements.

ANNALY MORTGAGE MANAGEMENT, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
UNAUDITED
-----------------------------------------------------------------------------------------------------
                                                                            FOR THE       FOR THE
                                                                         QUARTER ENDED  QUARTER ENDED
                                                                         JUNE 30, 1998  JUNE 30, 1997
                                                                         ----------------------------

INTEREST INCOME:
  Mortgage-Backed Securities                                              $23,761,946      $5,447,125
  Money market account                                                              7           1,090
                                                                          ---------------------------

           Total interest income                                           23,761,953       5,448,215

INTEREST EXPENSE:
  Repurchase agreements                                                    20,177,580       4,435,697
                                                                          ---------------------------

NET INTEREST INCOME                                                         3,584,373       1,012,518

GAIN ON SALE OF MORTGAGE-BACKED SECURITIES                                    295,875         229,865

GENERAL AND ADMINISTRATIVE EXPENSES                                           493,718         185,849
                                                                          ---------------------------

NET INCOME                                                                  3,386,530       1,056,534
                                                                          ---------------------------

OTHER COMPREHENSIVE INCOME
  Unrealized gain (loss) on available-for-sale securities                     474,026        (298,761)
  Less:  reclassification adjustment for gains included in net income        (295,875)
                                                                          ---------------------------
  Other comprehensive income or loss                                          178,151        (298,761)
                                                                          ---------------------------

COMPREHENSIVE INCOME                                                      $ 3,564,681      $  757,773
                                                                          ===========================

NET INCOME PER SHARE:
  Basic                                                                         $0.27           $0.29
                                                                          ===========================

  Dilutive                                                                      $0.26           $0.28
                                                                          ===========================

AVERAGE NUMBER OF SHARES OUTSTANDING

  Basic                                                                    12,757,674       3,680,000
                                                                          ===========================

  Dilutive                                                                 12,959,771       3,742,655
                                                                          ===========================


See notes to financial statements.

ANNALY MORTGAGE MANAGEMENT, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

------------------------------------------------------------------------------------------------------
                                                                           FOR THE SIX
                                                                          MONTHS ENDED   FEBRUARY 18,
                                                                          JUNE 30, 1998  1997 THROUGH
                                                                           (Unaudited)   JUNE 30, 1997
                                                                         -----------------------------
INTEREST INCOME:
  Mortgage-Backed Securities                                              $43,840,637       $6,478,162
  Money market account                                                             37           30,745
                                                                          ----------------------------

           Total interest income                                           43,840,674        6,508,907

INTEREST EXPENSE:
  Repurchase agreements                                                    36,491,054        5,148,817
                                                                          ----------------------------

NET INTEREST INCOME                                                         7,349,620        1,360,090

GAIN ON SALE OF MORTGAGE-BACKED SECURITIES                                  1,722,959          229,865

GENERAL AND ADMINISTRATIVE EXPENSES                                           977,899          249,896
                                                                          ----------------------------

NET INCOME                                                                  8,094,680        1,340,059
                                                                          ----------------------------

OTHER COMPREHENSIVE INCOME
  Unrealized (loss) on available-for-sale securities                       (2,211,198)        (298,761)
  Less:  reclassification adjustment for gains included in net income      (1,722,959)
                                                                          ----------------------------
  Other comprehensive income or loss                                       (3,934,157)        (298,761)
                                                                          ----------------------------

COMPREHENSIVE INCOME                                                      $ 4,160,523       $1,041,298
                                                                          ============================

NET INCOME PER SHARE:
  Basic                                                                         $0.64            $0.36
                                                                          ============================

  Dilutive                                                                      $0.63            $0.36
                                                                          ============================

AVERAGE NUMBER OF SHARES OUTSTANDING

  Basic                                                                    12,742,623        3,680,000
                                                                          ============================

  Dilutive                                                                 12,941,535        3,742,655
                                                                          ============================


See notes to financial statements.

ANNALY MORTGAGE MANAGEMENT, INC.

STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD ENDED JUNE 30, 1998
UNAUDITED
-------------------------------------------------------------------------------------------------------------------------

                                                                                                        Accumulated
                                                 Common     Additional                                     Other
                                                  Stock       Paid-in     Comprehensive    Retained    Comprehensive
                                                Par Value     Capital         Income       Earnings       Income        Total
                                               -------------------------------------------------------------------------------------
BALANCE,
 December 31, 1997                             $  127,139   $132,705,765                 $   229,623   $ 2,023,751    $135,086,278

Comprehensive income
 Net income                                                               $  4,708,150     4,708,150
 Other comprehensive income
   Unrealized gains (losses) on securities,
    net of reclassification adjustment                                      (4,112,308)                 (4,112,308)
                                                                           ------------                ------------
Comprehensive income                                                      $    595,842                                     595,842
                                                                          =============

 Exercise of stock options                            438        193,262                                                   193,700

 Additional cost of Initial Public                              (130,248)                                                 (130,248)
   Offering

 Dividends declared for the quarter ended
  March 31, 1998 - $0.32 per average share                                                (4,082,456)                   (4,082,456)
                                               --------------------------                -------------------------------------------

BALANCE, MARCH 31, 1998                        $  127,577   $132,768,779                 $   855,317   $(2,088,557)   $131,663,116
                                               ----------   ------------                 ------------- ------------   --------------

Comprehensive income
 Net income                                                               $  3,386,530     3,386,530
 Other comprehensive income
   Unrealized gains (losses) on securities,
    net of reclassification adjustment                                         178,151                     178,151
                                                                          ------------
Comprehensive income                                                      $  3,564,681                                   3,564,681
                                                                          ============

 Dividends declared for the quarter ended
  June 30, 1998 - $0.32 per average share                                                 (4,082,456)                   (4,082,456)
                                               --------------------------                -------------------------------------------

BALANCE, JUNE 30, 1998                         $  127,577   $132,768,779                 $   159,391   $(1,910,406)   $131,145,341
                                               =========================                 ===========================================

Disclosure of reclassification amount:

Unrealized holding losses arising during period                           $ (2,211,198)
Less:  reclassification adjustment for gains included in net income         (1,722,959)
                                                                          --------------
Net unrealized losses on securities                                       $ (3,934,157)
                                                                          ==============

See notes to financial statements.

ANNALY MORTGAGE MANAGEMENT, INC.

STATEMENTS OF CASH FLOWS
UNAUDITED
--------------------------------------------------------------------------------------------------------------------------
                                                                               FOR THE               FOR THE QUARTER
                                                                           QUARTER ENDED              ENDED JUNE 30,
                                                                            JUNE 30, 1998                 1997
                                                                        --------------------------------------------------


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                   $ 3,386,530           $ 1,056,534
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Amortization of mortgage premiums and discounts, net                         2,231,093               537,243
    Gain on sale of Mortgage-Backed Securities                                    (295,875)             (229,865)
    Increase in accrued interest receivable                                        (61,897)             (424,203)
    Increase in other assets                                                       (71,197)               (2,156)
    Increase in accrued interest payable                                           842,703             1,759,590
    Increase in accounts payable                                                   (18,979)             (136,878)
                                                                        --------------------------------------------------
           Net cash provided by operating activities                             6,012,378             2,560,265
                                                                        --------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Mortgage-Backed Securities                                      (276,140,645)         (169,668,368)
  Proceeds from sale of Mortgage-Backed Securities                              81,156,935            42,872,029
  Principal payments on Mortgage-Backed Securities                             137,913,458            13,177,021
                                                                        --------------------------------------------------

           Net cash used in investing activities                               (57,070,252)         (113,619,318)
                                                                        --------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from repurchase agreements                                        2,609,413,000           543,659,090
  Principal payments on repurchase agreements                               (2,554,215,000)         (432,318,000)
  Additional cost of private placement of equity capital                                                 (45,269)
  Dividends paid                                                                (4,082,456)             (276,000)
                                                                        --------------------------------------------------

           Net cash provided by financing activities                            51,115,544           111,019,821
                                                                        --------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                57,670               (39,232)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      10,325                67,237
                                                                        --------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $ 67,995              $ 28,005
                                                                        ==================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                                               $ 19,244,877           $ 2,676,106
                                                                       ===================================================

NONCASH FINANCING ACTIVITIES:
  Net unrealized gains (losses) on available-for-sale securities              $ (1,910,407)            $ 298,761
                                                                       ===================================================

  Dividends declared, not yet paid                                             $ 4,082,456             $ 938,400
                                                                        ==================================================



See notes to financial statements.

ANNALY MORTGAGE MANAGEMENT, INC.

STATEMENTS OF CASH FLOWS

----------------------------------------------------------------------------------------------------------------------------
                                                                                    FOR THE SIX            FEBRUARY 18, 1997
                                                                                    MONTHS ENDED           THROUGH JUNE 30,
                                                                                    JUNE 30, 1998           1997
                                                                                     (UNAUDITED)
                                                                               ---------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                         $ 8,094,680            $ 1,340,059
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Amortization of mortgage premiums and discounts, net                               3,853,436                622,679
    Gain on sale of Mortgage-Backed Securities                                        (1,722,959)              (229,865)
    Increase in accrued interest receivable                                           (2,240,482)            (1,945,577)
    Increase in other assets                                                            (133,344)               (10,196)
    Increase in accrued interest payable                                               5,907,928              2,404,224
    Increase(Decrease) in accounts payable                                               (75,544)                27,414
                                                                               ---------------------------------------------

           Net cash provided by operating activities                                  13,683,715              2,208,738
                                                                               ---------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Mortgage-Backed Securities                                            (961,783,914)          (418,416,100)
  Proceeds from sale of Mortgage-Backed Securities                                   224,939,508             42,872,029
  Principal payments on Mortgage-Backed Securities                                   232,134,576             13,660,333
                                                                               ---------------------------------------------

           Net cash used in investing activities                                    (504,709,830)          (361,883,738)
                                                                               ---------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from repurchase agreements                                              5,241,533,000            785,260,090
  Principal payments on repurchase agreements                                     (4,744,134,000)          (458,273,000)
  Proceeds from exercise of stock options                                                193,700
  Proceeds from private placement of equity capital                                                          32,979,904
  Additional cost of inital public offering                                             (130,248)
  Dividends paid                                                                      (6,879,514)              (276,000)
                                                                               ---------------------------------------------

           Net cash provided by financing activities                                 490,582,938            359,690,994
                                                                               ---------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    (443,177)                15,994

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                           511,172                 12,011
                                                                               ---------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                $ 67,995               $ 28,005
                                                                               =============================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                                                     $ 30,493,126            $ 2,744,593
                                                                               =============================================

NONCASH FINANCING ACTIVITIES:
  Net unrealized gains (losses) on available-for-sale securities                    $ (1,910,407)             $ 298,761
                                                                               =============================================

  Dividends declared, not yet paid                                                   $ 4,082,456              $ 938,400
                                                                               =============================================



See notes to financial statements.

ANNALY MORTGAGE MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 1998
UNAUDITED

--------------------------------------------------------------------------------
1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

   Annaly Mortgage Management, Inc. (the "Company") was incorporated in Maryland on November 25, 1996. The Company commenced its operations of purchasing and managing Mortgage-Backed Securities on February 18, 1997, upon receipt of the net proceeds from the private placement of equity capital. On July 31, 1997, the Company received additional proceeds from a direct offering to officers and directors. An initial public offering was completed on October 14, 1997.

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

   Unrealized losses on Mortgage-Backed Securities that are considered other than temporary, as measured by the amount of decline in fair value attributable to factors other than temporary, are recognized in income and the cost basis of the Mortgage-Backed Securities is adjusted. There were no such adjustments for the period ended December 31, 1997 and the six months ended June 30, 1998.

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

   CREDIT RISK - At June 30, 1998, the Company has limited exposure to credit losses on its portfolio of Mortgage-Backed Securities by only purchasing securities from Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA"), or Government National Mortgage Association ("GNMA"). The payment of principal and interest on the FHLMC and FNMA Mortgage-Backed Securities are guaranteed by those respective agencies and the payment of principal and interest on the GNMA Mortgage-Backed Securities are backed by the full-faith-and-credit of the U.S. government.
   At June 30, 1998, the company owned a minimal amount of Structured Asset Mortgage Investment, which has an S&P "AAA" rating. At December 31, 1997 and June 30, 1998, all of the Company's Mortgage-Backed Securities have a "AAA" rating or an implied a "AAA" rating.

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

2. MORTGAGE-BACKED SECURITIES

     The following table pertains to the Company's Mortgage-Backed Securities classified as available-for-sale as of December 31, 1997, which are carried at their fair value:


                                        Federal              Federal            Government
                                       Home Loan             National            National               Total
                                        Mortgage             Mortgage            Mortgage              Mortgage
                                       Corporation          Association         Association             Assets

Mortgage-Backed
  Securities, gross                    $ 273,119,008       $ 691,081,916        $ 174,164,513        $ 1,138,365,437

Unamortized discount                          (3,619)           (110,567)                   -               (114,186)
Unamortized premium                        2,848,376          14,532,363            4,123,451             21,504,190
                                      ---------------     --------------        -------------        ---------------

Amortized cost                           275,963,765         705,503,712          178,287,964          1,159,755,441

Gross unrealized gains                       376,485           1,948,068              928,453              3,253,006
Gross unrealized losses                     (115,190)           (802,801)            (311,264)            (1,229,255)
                                      ---------------     --------------        -------------        ---------------

Estimated fair value                   $ 276,225,060       $ 706,648,979        $ 178,905,153        $ 1,161,779,192
                                      ==============      ==============        ====================================

     The following table pertains to the Company's Mortgage-Backed Securities classified as available-for-sale as of June 30, 1998, which are carried at their fair value:

                          Federal           Federal         Government       Structured
                         Home Loan         National          National          Asset             Total
                         Mortgage          Mortgage          Mortgage         Mortgage         Mortgage
                        Corporation       Association       Association     Investments         Assets

Mortgage-Backed
  Securities, gross     $ 427,778,972     $ 905,255,861     $ 203,460,922    $ 5,024,100     $ 1,541,519,855

Unamortized discount         (174,823)         (473,243)                -                           (648,066)
Unamortized premium         8,772,044        14,806,582         3,614,892         32,971          27,226,489
                     -----------------------------------------------------------------------------------------

Amortized cost             436,376,193      919,589,200       207,075,814      5,057,071       1,568,098,278

Gross unrealized gains         437,207        2,051,198           337,627                          2,826,032
Gross unrealized losses     (1,486,681)      (2,858,020)         (391,737)                        (4,736,438)
                     -----------------------------------------------------------------------------------------

Estimated fair value     $ 435,326,719    $ 918,782,378     $ 207,021,704    $ 5,057,071     $ 1,566,187,872
                     =========================================================================================


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

   The adjustable rate Mortgage-Backed Securities are limited by periodic caps (generally interest rate adjustments are limited to no more than 1% every six months) and lifetime caps. At December 31, 1997, the weighted average lifetime cap was 10.8%. At June 30, 1998, the weighted average lifetime cap was 10.4%.

   During the six months ended June 30, 1998, the Company realized $1,722,959 in gains from sales of Mortgage-Backed Securities. There were no losses on sales of Mortgage-Backed Securities for the six months ended June 30, 1998.

3. REPURCHASE AGREEMENTS

   The Company has entered into repurchase agreements to finance most of its Mortgage-Backed Securities. The repurchase agreements are secured by the market value of the Company's Mortgage-Backed Securities and bear interest rates that have historically moved in close relationship to LIBOR.

   As of December 31, 1997, the Company had outstanding $918,869,000 of repurchase agreements with a weighted average borrowing rate of 6.16% and a weighted average remaining maturity of 16 days. At

   December 31, 1997, Mortgage-Backed Securities actually pledged had an estimated fair value of $936,859,658. As of June 30, 1998, the Company had outstanding $1,416,268,000 of repurchase agreements with a weighted average borrowing rate of 5.58% and a weighted average remaining maturity of 42 days. At June 30, 1998, Mortgage-Backed Securities actually pledged had an estimated fair value of $1,446,423,598.

   At December 31, 1997 and June 30, 1998, the repurchase agreements had the following remaining maturities:


                                     December 31, 1997        June 30, 1998
                                  ----------------------------------------------
Within 30 days                          $ 590,960,000          $ 721,189,000
30 to 59 days                              51,776,000            420,817,000
60 to 89 days                                                     81,449,000
90 to 119 days                            103,391,000             89,187,000
Over 120 days                             172,742,000            103,626,000
                                  ---------------------     ----------------
                                        $ 918,869,000        $ 1,416,268,000
                                  =====================     ================

4. COMMON STOCK

   Options were exercised during the six month period increasing the total number of shares outstanding to 12,757,674. The number of stock options exercised was 43,774, with a total amount paid of $193,700.

   During the Company's quarter ending March 31, 1998, the Company declared dividends to shareholders totaling $4,082,456, or $.32 per weighted average share which was paid on April 20, 1998. During the Company's quarter ending June 30, 1998, the Company declared dividends to shareholders totaling $4,082,456, or $.32 per weighted average share which was paid on July 27, 1998. For Federal income tax purposes dividends paid for the six month period is ordinary income to the Company stockholders.


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

   SFAS No. 128 also requires a reconciliation of the numerator and denominator of Basic EPS and Diluted EPS computation. The reconciliation is as follows:


                                                                                FOR THE PERIOD ENDED
                                                                                    JUNE 30, 1998
                                                                 INCOME                 SHARES           PER-SHARE
                                                              (NUMERATOR)           (DENOMINATOR)         AMOUNT
                                                          --------------------  ----------------------  -----------

Net income                                                         $8,094,680
                                                          -------------------

Basic EPS                                                           8,094,680              12,742,623         $0.64
                                                                                                        ===========

Effect of dilutive securities:
  Dilutive stock options                                                                      198,912
                                                        ---------------------------------------------

  Diluted EPS                                                      $8,094,680              12,941,535         $0.63
                                                          ===================   =====================   ===========


   Options to purchase 312,226 shares were outstanding at the period end and were dilutive, as the exercise price (between $4.00 and $10.00) was less than the average stock price for the six months of $10.66. Options to purchase 2,426 shares of stock were granted during the period and are not considered dilutive. The exercise price of $11.25 was greater than the average stock price for the six months of $10.66.

6.  COMPREHENSIVE INCOME

   The Company adopted FASB Statement no. 130, Reporting Comprehensive Income, Statement no. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. The Company at June 30, 1998 held securities classified as available-for-sale, which have net unrealized losses of $1,910,406.

7. LEASE COMMITMENTS

   The Corporation's aggregate future minimum lease payments are as follows:

      1998                                            $ 67,787
      1999                                              92,804
      2000                                              95,299
      2001                                              97,868
      2002                                             100,515
      2003 and thereafter                              582,406
                                                   -----------
                                                   $ 1,036,679
                                                   ===========

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

     The Company will seek to generate growth in earnings and dividends per share in a variety of ways, including through (i) issuing new Common Stock and increasing the size of the balance sheet when opportunities in the market for Mortgage-Backed Securities are likely to allow growth in earnings per share,
(ii) continually reviewing the mix of Mortgage-Backed Security types on the balance sheet in an effort to improve risk-adjusted returns, and (iii) attempting to improve the efficiency of the Company's balance sheet structure through the issuance of uncollateralized subordinated debt, preferred stock and other forms of capital, to the extent management deems such issuances appropriate.

RESULTS OF OPERATIONS The Company's 1997 fiscal year commenced with the start of operations on February 18, 1997 and concluded on December 31, 1997. The 317-day period from February 18, 1997 to December 31, 1997 is referred to herein as "the period ended December 31, 1997." The 133-day period from February 18, 1997 to June 30, 1997 is referred to herein as "the period ended June 30, 1997. The quarters ended June 30, 1997, March 31, 1998 and June 30, 1998 are their calendar equivalents.

     NET INCOME SUMMARY

     For the quarter ended June 30, 1998, net income, as calculated according to Generally Accepted Accounting Principles ("GAAP"), was $3,386,530, or $0.27 basic earnings per share, as compared to the quarter ended June 30, 1997 of $1,056,534, or $0.28 basic earnings per share. Taxable earnings per share for the quarter ended June 30, 1998 was $3,765,192, or $0.29 per average share. For the six months ended June 30, 1998, GAAP net income was $8,094,680 or $0.64 basic per average share, as compared to the period ended June 30, 1997 of $1,340,059, or $0.36 basic per average share. Taxable income for the six months ended June 30, 1998 was $8,400,637, or $0.66 per share. Net income per share is computed by dividing net income by the weighted average number of shares of outstanding Common Stock during the six month period, which was 12,742,623, and 12,757,674 for the quarter. Dividends per weighted average number of shares outstanding were $0.32 per share, $4,082,456 in total. Return on average equity was 10.31% on an annualized basis.

     Comparing net income for the period February 18, 1997 through June 30, 1997 to the six months ended June 30, 1998 may be deceptive. The 133-day period ended June 30, 1997 is a shortened operating period and not a full six months. Secondly, at June 30, 1997 the Company's asset base was substantially lower than at June 30, 1998. The reason for the asset size difference is twofold. First, the Company was in an asset acquisition period. Additionally, the Company's capital base was only $32 million, as compared to $133 million at June 30, 1998.

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

                               NET INCOME SUMMARY
                               ------------------

                                                                              Quarter Ended          Six Months Ended
                                                                              June 30, 1998            June 30, 1998
                                                                         (dollars in thousands,   (dollars in thousands,
                                                                                 except                   except
                                                                           per share amounts)       per share amounts)
                                                                         -----------------------  -----------------------
                                                                                    $    23,762              $    43,841
Interest Income
Interest Expense                                                                         20,178                   36,491
                                                                                    -----------              -----------
Net Interest Income                                                                       3,584                    7,350
Gain on Sale of Mortgage-Backed Securities                                                  296                    1,723
General and Administrative Expenses                                                         493                      978
                                                                                    -----------              -----------
Net Income                                                                                3,387                    8,095
                                                                       =================================================

Average Number of Outstanding Shares                                                 12,757,674               12,742,623
Basic Net Income Per Share                                                          $      0.27              $      0.64
Diluted Net Income Per Share                                                        $      0.26              $      0.63

Average Total Assets                                                                $ 1,554,484              $ 1,433,517
Average Equity                                                                      $   131,350              $   133,089

Annualized Return on Average Assets                                                         .88%                    1.13%
Annualized Return on Average Equity                                                       10.31%                   12.16%

     TAXABLE INCOME AND GAAP INCOME

     For the quarter ended June 30, 1998, income as calculated for tax purposes (taxable income) differed from income as calculated according to generally accepted accounting principles (GAAP income). The differences were in the calculations of premium amortization and general and administrative expenses. For the period February 18, 1997 through June 30, 1997 there were no differences between GAAP and taxable income.

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

                                 TAXABLE INCOME
                                 --------------

                                    GAAP Net        Taxable General &     Taxable Mortgage         Taxable Gain on    Taxable Net
                                    Income           Administrative         Amortization         Sale of Securities     Income
                                                       Differences           Differences             Differences
                                                                       (dollars in thousands)
For the Quarter Ended               $3,387                $2                  $ 376                                       $3,765
   June 30, 1998
For  the Quarter Ended
   March 31, 1998                   $4,708                $1                   ($74)                                      $4,635

For the Period Ended                $4,919                $3                   ($92)                     $54              $4,884
   December 31, 1997

     INTEREST INCOME AND AVERAGE EARNING ASSET YIELD

     The Company had average earning assets of $1,554.5 million for the quarter ended June 30, 1998. The Company's primary source of income for the period ended June 30, 1998 was interest income. A portion of income was generated by gains on sales of Mortgage-Backed Securities. Interest income was $23,762 million for the quarter ended June 30, 1998. The yield on average earning assets was 6.13% for the same period. The table below shows the Company's average balance of cash equivalents and Mortgage-Backed Securities, the yields earned on each type of earning assets, the yield on average earning assets and interest income.


                                                      AVERAGE EARNING ASSET YIELD
                                                      ---------------------------
                                                             Average
                                                            Amortized
                                                             Cost of
                                               Average      Mortgage-       Average         Yield on
                                                Cash         Backed         Earning      Average Cash
                                             Equivalents   Securities        Assets       Equivalents
                                             -----------   ----------    --------------   -----------
                                                                          (dollars in
                                                                           thousands)
For the Quarter Ended June 30, 1998                  $ 2     $1,550,968      $1,550,970           4.35%
For  the Quarter Ended March 31, 1998                $ 2     $1.307.088      $1,307,090           4.45%
For  the Period Ended December 31, 1997              $30     $  448,276      $  448,306           4.20%

                                               Yield on
                                                Average
                                            Amortized Cost     Yield on
                                             of Mortgage-      Average
                                                Backed         Earning     Interest
                                              Securities        Assets      Income
                                              ----------     ------------  --------
For the Quarter Ended June 30, 1998              6.13%         6.13%          $23,762
For  the Quarter Ended March 31, 1998            6.15%         6.15%          $20,079
For  the Period Ended December 31, 1997          6.34%         6.34%          $24,713

     The Constant Prepayment Rate (or "CPR") on the Company's portfolio of Mortgage-Backed Securities for the quarter ended June 30, 1998 was 20%. "CPR" means an assumed rate of prepayment for the Company's Mortgage-Backed Securities, expressed as an annual rate of prepayment relative to the outstanding principal balance of the Company's Mortgage-Backed Securities. This CPR does not purport to be either a historical description of the prepayment experience of the Company's Mortgage-Backed Securities or a prediction of the anticipated rate of prepayment of the Company's Mortgage-Backed Securities. Since a large portion of the Company's assets was purchased at a premium to par value and only a small portion of the Company's assets was purchased at a discount to par value, the premium balance in the Company's portfolio is substantially higher than the discount balance. Principal prepayments had a negative effect on the Company's earning asset yield for the quarter ended June 30, 1998 because the Company adjusts its rates of premium amortization and discount accretion monthly based on actual payments received.

     INTEREST EXPENSE AND THE COST OF FUNDS

     The Company anticipates that its largest expense will usually be the cost of borrowed funds. The Company had average borrowed funds of $1,440.8 million and total interest expense of $20.2 million for the quarter ended June 30, 1998.

Interest expense for the quarter ended June 30, 1997 was $4,435,697. The average cost of funds was 5.59% for the quarter ended June 30, 1998. Interest expense is calculated in the same manner for GAAP and tax purposes.

     With the Company's current asset/liability management strategy, changes in the Company's cost of funds are expected to be closely correlated with changes in short-term LIBOR, although the Company may choose to extend the maturity of its liabilities at any time. The Company's average cost of funds was 0.06% below one-month LIBOR for the quarter ended June 30, 1998. The Company generally has structured its borrowings to adjust with one-month LIBOR because the Company believes that one-month LIBOR may continue to be lower than six-month LIBOR in the present interest rate environment. During the quarter ended June 30, 1998, average one-month LIBOR, which was 5.66%, was 0.09% lower than average six-month LIBOR, which was 5.75%.

     The table below shows the Company's average borrowed funds and average cost of funds as compared to average one- and average six-month LIBOR.

                             AVERAGE COST OF FUNDS
                             ---------------------

                               Average    Interest   Average Cost   Average   Average        Average          Average Cost of
                               Borrowed   Expense         of          One-      Six-     One-Month LIBOR     Funds Relative to
                                Funds     --------      Funds        Month     Month       Relative to            Average
                              ----------            --------------   LIBOR     LIBOR         Average             One-Month
                                                                    --------  --------      Six-Month              LIBOR
                                                                                              LIBOR         -------------------
                                                                                        ------------------

For the Quarter Ended
  June 30, 1998               $1,440,822   $20,178      5.60%          5.66%     5.75%         (0.09%)            (0.06%)
For the Quarter Ended
  March 31, 1998              $1,167,483   $16,313      5.59%          5.64%     5.68%         (0.04%)            (0.05%)
For the Period Ended
   December 31, 1997          $  404,140   $19,677      5.61%          5.67%     5.87%         (0.20%)            (0.06%)

                                Average Cost of Funds
                                 Relative to Average
                                      Six-Month
                                        LIBOR
                                ----------------------

For the Quarter Ended
  June 30, 1998                       (0.15%)
For the Quarter Ended
  March 31, 1998                      (0.09%)
For the Period Ended
   December 31, 1997                  (0.26%)


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

     NET INTEREST INCOME

     Net interest income, which equals interest income less interest expense, totaled $3.6 million for the quarter ended June 30, 1998 and $1.1 million for the quarter ended June 30, 1997. Net interest spread, which equals the yield on the Company's average assets for the period less the average cost of funds for the period, was 0.53% for the quarter ended June 30, 1998. Net interest margin, which equals net interest income divided by average total assets, was .99% on an annualized basis. Taxable net interest income was $376,436 greater than GAAP net interest income because of differing premium amortization. The principal reason that annualized net interest margin exceeded net interest spread is that average assets exceeded average liabilities. A portion of the Company's assets are funded with equity rather than borrowings. The Company did not have any interest rate agreement expenses for the quarter ended June 30, 1998

     The table below shows interest income by earning asset type, average earning assets by type, total interest income, interest expense, average repurchase agreements, average cost of funds, and net interest income for the quarter ended June 30, 1998, March 31, 1998, and the period ended December 31, 1997.

                            GAAP Net Interest Income
                            ------------------------
                                    (dollars in thousands)

                                 Average         Interest      Average      Interest        Total       Yield on
                                Amortized       Income on       Cash        Income on      Interest     Average
                                 Cost of         Mortgage-   Equivalents      Cash          Income      Interest
                                Mortgage-         Backed     -----------    Equivalents   ----------     Earning
                                 Backed          Securities                 -----------                  Assets
                               Securities     ---------------                                            -------
                                  Held
                                --------

For the Quarter Ended
  June 30, 1998                   $1,550,968      $23,762           $ 2                      $23,762         6.13%
For  the Quarter Ended
  March 31, 1998                  $1,307,088      $20,079           $ 2                      $20,079         6.15%
For  the Period Ended
  December 31, 1997               $  448,276      $24,682           $30         $31          $24,713         6.34%

                              Average      Interest     Average       Net
                            Balance of     Expense      Cost of     Interest
                            Repurchase     --------      Funds       Income
                            Agreements                -----------    --------
                           -----------


For the Quarter Ended
  June 30, 1998           $1,440,822     $20,178        5.60%      $3,584
For  the Quarter Ended
  March 31, 1998          $1,167,483     $16,313        5.59%      $3,765
For  the Period Ended
  December 31, 1997       $  404,140     $19,677        5.61%      $5,036

     GAINS AND LOSSES ON SALES OF MORTGAGE-BACKED SECURITIES

     For the quarter ended June 30, 1998, the Company sold Mortgage-Backed Securities with an aggregate historical amortized cost of $80.9 million for an aggregate gain of $295,875. During the quarter ended June 30, 1997 Mortgage-Backed Securities were not sold. The difference between the sale price and the historical amortized cost of the Mortgage-Backed Securities is a realized gain and increased income accordingly. The Company does not expect to sell assets on a frequent basis, but may from time to time sell existing assets to move into new assets which management believes might have higher risk-adjusted returns or to manage its balance sheet as part of management's asset/liability management strategy.

     CREDIT EXPENSES

     The Company has not experienced credit losses on its portfolio of Mortgage-Backed Securities to date, but losses may be experienced in the future. At June 30, 1998, the Company had limited its exposure to credit losses on its portfolio of Mortgage-Backed Securities by purchasing only Agency Certificates, which, although not rated, carry an implied "AAA" rating.

     GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses ("operating expense" or "G&A expense") were $493,718 for the quarter ended June 30, 1998 and $185,849 for the quarter ended June 30, 1997. Taxable G&A expenses were $2,226 less than for GAAP purposes for the quarter ended June 30, 1998.

                 GAAP G&A EXPENSE AND OPERATING EXPENSE RATIOS
                 ---------------------------------------------

                                     Cash Comp and    Other G&A  Total G&A         Total G&A                 Total G&A
                                        Benefits       Expense    Expense       Expense/Average           Expense/Average
                                        Expense       ---------  ---------           Assets                    Equity
                                    ----------------                              (annualized)              (annualized)
                                                                            ------------------------  ------------------------

For the Quarter Ended
  June 30, 1998                                 $252       $242       $494          0.13%                     1.50%
For  the Quarter Ended
  March 31, 1998                                $259       $225       $484          0.15%                     1.44%
For the Period Ended
   December 31, 1997                            $492       $360       $852          0.21%                     1.61%


     NET INCOME AND RETURN ON AVERAGE EQUITY

     Net income was $3.4 million in the quarter ended June 30, 1998. Return on average equity was 10.31% on an annualized basis. The table below shows, on an annualized basis, the Company's net interest income, gain on sale of Mortgage-Backed Securities and G&A expense each as a percentage of average equity, and the return on average equity.




                     COMPONENTS OF RETURN ON AVERAGE EQUITY
                     --------------------------------------

                                                    Net Interest         Gain on Sale of    G&A Expense/Average   Return on Average
                                                   Income/Average        Mortgage-Backed           Equity              Equity
                                                       Equity              Securities/      --------------------  -----------------
                                                ---------------------        Average
                                                                             Equity
                                                                       -------------------
For the Quarter Ended June 30, 1998                    10.92%                 .90%                 1.50%             10.32%
    (on an annualized basis)
For  the Quarter March 31, 1998                        11.18%                4.23%                 1.44%             13.97%
    (on an annualized basis)
For the Period Ended December 31, 1997                  9.49%                1.39%                 1.61%              9.27%
     (on an annualized basis)

     DIVIDENDS AND TAXABLE INCOME

     The Company has elected to be taxed as a REIT under the Code. Accordingly, the Company intends to distribute substantially all of its taxable income for each year to stockholders, including income resulting from gains on sales of Mortgage-Backed Securities. Through June 30, 1998, earned taxable income exceeded dividend declarations by $430,505, or $0.06 per share, based on the number of shares of Common Stock outstanding at period end.

                                DIVIDEND SUMMARY
                                ----------------

                                   Taxable        Weighted        Taxable Net     Dividends    Total    Dividend       Cumulative
                                     Net       Average Common        Income       Declared   Dividends   Pay-out      Undistributed
                                    Income         Shares          Per Share      Per Share  ---------    Ratio          Taxable
                                  ----------    Outstanding     ----------------  ---------             ---------        Income
                                              ----------------                                                     ----------------

                                                (dollars in thousands, except per share data)
For the Quarter Ended
  June 30, 1998                       $3,765        12,757,674             $0.29      $0.32     $4,082    108.39%       $430
For  the Quarter Ended
  March 31, 1998                      $4,635        12,727,405             $0.36      $0.32     $4,082     88.07%       $747
For  the Period Ended
   December 31, 1997                  $4,884         5,952,123             $0.82      $0.79     $4,690      96.0%       $194

FINANCIAL CONDITION

     MORTGAGE-BACKED SECURITIES

     All of the Company's Mortgage-Backed Securities at June 30, 1998 were adjustable-rate or fixed-rate Mortgage-Backed Securities backed by Single-Family Mortgage Loans. All of the mortgage assets underlying such Mortgage-Backed Securities were secured with a first lien position with respect to the underlying single-family properties. At June 30, 1998, all the Company's Mortgage-Backed Securities were Agency Certificates, which carry a S&P "AAA" rating or an implied "AAA" rating. All of the Company's earning assets are marked-to-market at liquidation value.

     Discount balances are accreted as an increase in interest income over the life of discount Mortgage-Backed Securities and premium balances are amortized as a decrease in interest income over the life of premium Mortgage-Backed Securities. At June 30, 1998, the Company had on its balance sheet a total of $648,066 of unamortized discount (which is the difference between the remaining principal value and current historical amortized cost of Mortgage-Backed Securities acquired at a price below principal value) and a total of $27.2 million of unamortized premium (which is the difference between the remaining principal value and the current historical amortized cost of Mortgage-Backed Securities acquired at a price above principal value).

     Mortgage principal repayments received were $137.9 million for the quarter ended June 30, 1998. Given the Company's current portfolio composition, if mortgage principal prepayment rates increase over the life of the Mortgage-Backed Securities comprising the current portfolio, all other factors being equal, the Company's net interest income should decrease during the life of such Mortgage-Backed Securities as the Company will be required to amortize its net premium balance into income over a shorter time period. Similarly, if mortgage principal prepayment rates decrease over the life of such Mortgage-Backed Securities, all other factors being equal, the Company's net interest income should increase during the life of such Mortgage-Backed Securities as the Company will amortize its net premium balance over a longer time period.

     The table below summarizes the Company's Mortgage-Backed Securities at June 30, 1998, March 31, 1998 and December 31, 1997.

                           MORTGAGE-BACKED SECURITIES
                           --------------------------

                         Principal       Net     Amortized      Amortized     Estimated    Estimated    Weighted
                           Value       Premium      Cost     Cost/Principal      Fair     Fair Value/   Average
                       --------------  --------  ----------       Value         Value      Principal     Yield
                                                             ---------------  ----------     Value     ----------
                                                                                          -----------
                                                   (dollars in thousands)
  At June 30, 1998         $1,541,520   $26,578  $1,568,098          101.72%  $1,566,188      101.60%       6.50%
  At March 31, 1998        $1,495,670   $25,265  $1,520,935          101.70%  $1,518,847      101.55%       6.51%
                           $1,138,365   $21,390  $1,159,755          101.88%  $1,161,779      102.06%       6.57%
   At December 31,
    1997

     The tables below set forth certain characteristics of the Company's Mortgage-Backed Securities at June 30, 1998 and December 31, 1997. The index level for adjustable-rate Mortgage-Backed Securities is the weighted average rate of the various short-term interest rate indices which determine the coupon rate.


                      ADJUSTABLE-RATE MORTGAGE-BACKED SECURITY CHARACTERISTICS
                      --------------------------------------------------------

                 Principal   Weighted    Weighted     Weighted     Weighted    Weighted     Weighted       Principal
                   Value      Average     Average    Average Net   Average      Average      Average       Value at
                 ----------   Coupon       Index       Margin      Term to     Lifetime    Asset         Period End as
                               Rate        Level     -----------     Next         Cap        Yield      % of Mortgage-
                             ---------  -----------               Adjustment  -----------                   Backed
                                                                  ----------                              Securities
                                                                                                        ---------------

                                                          (dollars in thousands)
At June 30,      $1,140,518      6.86%        5.20%        1.66%  15 months        10.42%        6.46%           73.98%
 1998
At March 31,     $1,176,716      6.89%        5.45%        1.61%  12 months        10.00%        6.46%           78.68%
 1998
                 $  994,653      7.13%        5.52%        1.61%  22 months        10.78%        6.50%           87.38%
At December
 31, 1997


                          FIXED-RATE MORTGAGE-BACKED SECURITY CHARACTERISTICS
                          ---------------------------------------------------

                                Principal Value     Weighted Average    Weighted Average    Principal Value as %
                               ------------------      Coupon Rate         Asset Yield      of Mortgage-Backed
                                                       -----------      -----------------        Securities
                                                                                                ------------
                                                  (dollars in thousands)
At June 30, 1998                 $401,002                6.82%              6.65%                  26.02%
At March 31, 1998                $318,954                6.85%              6.70%                  21.32%
At December 31, 1997             $143,712                7.50%              7.08%                  12.62%

     At June 30, 1998, March 31, 1998, and December 31, 1997, the Company held Mortgage-Backed Securities with coupons linked to the one- and three-year Treasury Indices, one-month LIBOR and the six-month CD rate. The table below segments the Company's adjustable-rate Mortgage-Backed Securities by type of adjustment index, coupon adjustment frequency and annual and lifetime cap adjustment.

              ADJUSTABLE-RATE MORTGAGE-BACKED SECURITIES BY INDEX
              ---------------------------------------------------
                                 JUNE 30, 1998
                                 -------------

                                                                                           1-Year             3-Year
                                                      One-Month         Six-Month         Treasury           Treasury
                                                        LIBOR            CD Rate            Index              Index
                                                  -----------------  ---------------  -----------------  -----------------
Weighted Average Adjustment Frequency                   1 mo.             6 mo.            43 mo.             36 mo.
Weighted Average Term to Next Adjustment                1 mo.             3 mo.            32 mo.             13 mo.
Weighted Average Annual Period Cap                      None              1.00%            2.00%              2.00%
Weighted Average Lifetime Cap at
   June 30, 1998                                        9.15%             10.92%           11.74%             14.16%
Mortgage Principal Value as Percentage of
  Mortgage-Backed Securities at
  June 30, 1998                                         36.25%            4.64%            33.01%               .08%



              ADJUSTABLE-RATE MORTGAGE-BACKED SECURITIES BY INDEX
              ---------------------------------------------------
                                 MARCH 31, 1998
                                 --------------

                                                                                           1-Year             3-Year
                                                      One-Month         Six-Month         Treasury           Treasury
                                                        LIBOR            CD Rate            Index              Index
                                                  -----------------  ---------------  -----------------  -----------------
Weighted Average Adjustment Frequency                   1 mo.             6 mo.            45 mo.             36 mo.
Weighted Average Term to Next Adjustment                1 mo.             3 mo.            31 mo.             12 mo.
Weighted Average Annual Period Cap                      None              2.00%            1.97%              2.00%
Weighted Average Lifetime Cap at
   March 31, 1998                                       9.15%             10.88%           10.69%             14.16%
Mortgage Principal Value as Percentage of
  Mortgage-Backed Securities at
  March 31, 1998                                        36.29%            5.51%            36.75%               .13%


              ADJUSTABLE-RATE MORTGAGE-BACKED SECURITIES BY INDEX
              ---------------------------------------------------
                               DECEMBER 31, 1997
                               -----------------

                                                                                           1-Year             3-Year
                                                      One-Month         Six-Month         Treasury           Treasury
                                                        LIBOR            CD Rate            Index              Index
                                                  -----------------  ---------------  -----------------  -----------------
Weighted Average Adjustment Frequency                   1 mo.             6 mo.            12 mo.             36 mo.
Weighted Average Term to Next Adjustment                1 mo.             3 mo.             6 mo.             12 mo.
Weighted Average Annual Period Cap                      None              2.00%             1.78%             2.00%
Weighted Average Lifetime Cap at
 December 31, 1997                                      9.21%            10.88%            11.77%            14.16%
Mortgage Principal Value as Percentage of
 Mortgage-Backed Securities at December 31, 1997       30.94%             7.81%            48.45%              .18%

     The table below shows unrealized gains and losses on the Mortgage-Backed Securities in the Company's portfolio.

                          UNREALIZED GAINS AND LOSSES
                          ---------------------------

                                                                                       At June 30,   At March 31,   At December 31,
                                                                                           1998          1998            1997
                                                                                       (dollars in    (dollars in     (dollars in
                                                                                        thousands)    thousands)      thousands)
                                                                                        -----------   -----------    --------------
Unrealized Gain                                                                            $ 2,826      $ 2,622          $ 3,253
Unrealized Loss                                                                             (4,736)      (4,710)          (1,229)
Net Unrealized Gain ( Loss)                                                                 (1,910)      (2,088)           2,024
Net Unrealized Gain (Loss) as % of Mortgage-Backed Securities Principal Value                (0.12%)      (0.14%)           0.20%
Net Unrealized Gain (Loss) as % of Mortgage-Backed Securities Amortized Cost                 (0.12%)      (0.14%)           0.20%

     INTEREST RATE AGREEMENTS

     Interest rate agreements are assets that are carried on a balance sheet at estimated liquidation value. At June 30, 1998, there were no interest rate agreements on the Company's balance sheet.

     BORROWINGS

     To date, the Company's debt has consisted entirely of borrowings collateralized by a pledge of the Company's Mortgage-Backed Securities. These borrowings appear on the balance sheet as repurchase agreements. At June 30, 1998, the Company had established uncommitted borrowing facilities in this market with twenty-four lenders in amounts which the Company believes are in excess of its needs. All of the Company's Mortgage-Backed Securities are currently accepted as collateral for such borrowings. The Company, however, limits its borrowings, and thus its potential asset growth, in order to maintain unused borrowing capacity while increasing the liquidity and strength of its balance sheet.

     For the quarter ended June 30, 1998, the term to maturity of the Company's borrowings has ranged from one day to one year, with a weighted average original term to maturity of 90 days and a weighted average remaining maturity of 42 days at June 30, 1998. Many of the Company's borrowings have a cost of funds which adjust monthly based on a fixed spread over or under one-month LIBOR or based on the daily Fed Funds rate. As a result, the average term to the next rate adjustment for the Company's borrowings is typically shorter than the term to maturity for the Company's Mortgage-Backed Securities. At June 30, 1998, the weighted average cost of funds for all of the Company's borrowings was 5.58% and the weighted average term to next rate adjustment was 42 days.

     LIQUIDITY

     Liquidity, which is the Company's ability to turn non-cash assets into cash, allows the Company to purchase additional Mortgage-Backed Securities and to pledge additional assets to secure existing borrowings should the value of pledged assets decline. Potential immediate sources of liquidity for the Company include cash balances and unused borrowing capacity. Unused borrowing capacity will vary over time as the market value of the Company's Mortgage-Backed Securities varies. The Company's balance sheet also generates liquidity on an on-going basis through mortgage principal repayments and net earnings held prior to payment as dividends. Should the Company's needs ever exceed these on-going sources of liquidity, plus the immediate sources of liquidity discussed above, management believes that the Company's Mortgage-Backed Securities could in most circumstances be sold to raise cash. The maintenance of liquidity is one of the goals of the Company's Capital Investment Policy. Under this policy, asset growth is limited in order to preserve unused borrowing capacity for liquidity management purposes.

     STOCKHOLDERS' EQUITY

     The Company uses "available-for-sale" treatment for its Mortgage-Backed Securities; these assets are carried on the balance sheet at estimated market value rather than historical amortized cost. Based upon such "available-for-sale" treatment, the Company's equity base at June 30, 1998 was $131.1 million,
or $10.28 per share.   If the Company had used historical amortized cost
accounting, the Company's equity base at March 31, 1998 would have been $133.0 million, or $10.43 per share.

     With the Company's "available-for-sale" accounting treatment, unrealized fluctuations in market values of assets do not impact GAAP or taxable income but rather are reflected on the balance sheet by changing the carrying value of the asset and reflecting the change in stockholders' equity under "Accumulated Other Comprehensive Income." By accounting for its assets in this manner, the Company hopes to provide useful information to stockholders and creditors and to preserve flexibility to sell assets in the future without having to change accounting methods.

     As a result of this mark-to-market accounting treatment, the book value and book value per share of the Company are likely to fluctuate far more than if the Company used historical amortized cost accounting. As a result, comparisons with companies that use historical cost accounting for some or all of their balance sheet may be misleading.

     Unrealized changes in the estimated net market value of Mortgage-Backed Securities have one direct effect on the Company's potential earnings and dividends: positive market-to-market changes will increase the Company's equity base and allow the Company to increase its borrowing capacity while negative changes will tend to limit borrowing capacity under the Company's Capital Investment Policy. A very large negative change in the net market value of the Company's Mortgage-Backed Securities might impair the Company's liquidity position, requiring the Company to sell assets with the likely result of realized losses upon sale. "Net Unrealized Losses on Assets Available for Sale" was $1.9 million, or 0.12% of the amortized cost of Mortgage-Backed Securities at June 30, 1998.

     The table below shows the Company's equity capital base as reported and on a historical amortized cost basis at June 30, 1998, March 31, 1998 and December 31, 1997. Issuances of Common Stock, the level of GAAP earnings as compared to dividends declared, and other factors influence the historical cost equity capital base. The GAAP reported equity capital base is influenced by these factors plus changes in the "Net Unrealized Losses on Assets Available for Sale" account.

                              STOCKHOLDERS' EQUITY
                              --------------------

                               Historical        Net Unrealized            GAAP             Historical         GAAP Reported
                             Amortized Cost     Losses on Assets         Reported         Amortized Cost    Equity (Book Value)
                              Equity Base         Available for         Equity Base     Equity Per Share        Per Share
                           ------------------         Sale             (Book Value)     ------------------      ----------
                                                     ------             ----------

                                                 (dollars in thousands, except per share data)
At June 30, 1998                $133,055             ($1,910)            $131,145              $10.43                $10.28
At March 31, 1998               $133,751             ($2,088)            $131,663              $10.48                $10.32
At December 31, 1997            $133,063            $  2,024             $135,087              $10.47                $10.62

     LEVERAGE

     The Company's debt-to-GAAP reported equity ratio at June 30, 1998 was 10.8:1. The Company generally expects to maintain a ratio of debt-to-equity of between 8:1 and 12:1, although the ratio may vary from time to time based upon various factors, including management's opinion of the level of risk of its assets and liabilities, the Company's liquidity position, the level of unused borrowing capacity and over-collateralization levels required by lenders when the Company pledges assets to secure borrowings.

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

OTHER MATTERS

     The Company calculated its qualified REIT Assets, as defined in the Internal Revenue Code of 1986, as amended (the "Code"), to be 99.5% of is total assets, as compared to the Code requirement that at least 75% of its total assets must be qualified REIT Assets. The Company also calculates that 96.2% of its revenue qualifies for the 75% source of income test and 100% of its revenue qualifies for the 95% source of income test under the REIT rules. The Company also met all REIT requirements regarding the ownership of its common stock and the distributions of its net income. Therefore, as of June 30, 1998, the Company believes that it qualified as a REIT under the provisions of the Code.

     The Company at all times intends to conduct its business so as not to become regulated as an investment company under the Investment Company Act of 1940. If the Company were to become regulated as an investment company, then the Company's use of leverage would be substantially reduced. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" ("Qualifying Interests"). Under current interpretation of the staff of the Commission, in order to qualify for this exemption, the Company must maintain at least 55% of its assets directly in Qualifying Interests. In addition, unless certain mortgage securitites represent all the certificates issued with respect to an underlying pool of mortgages, such mortgage securities may be treated as securities separate from the underlying mortgage loans and, thus, may not be considered Qualifying Interests for purposes of the 55% requirement. As of June 30, 1998, the Company calculates that it is in compliance with this requirement.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

          Exhibit 27 - Financial Data Schedule

(b)  Reports

          None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ANNALY MORTGAGE MANAGEMENT, INC.

Dated:  August 7, 1998          By:/s/  Michael A.J. Farrell
                                    -------------------------
                                    Michael A.J. Farrell
                                    Chairman of the Board and Chief Executive
                                    Officer
                                    (authorized officer of registrant)

Dated:    August 7, 1998        By:/s/  Kathryn F. Fagan
                                   ---------------------
                                    Kathryn F. Fagan
                                    Chief Financial Officer and Treasurer
                                    (principal accounting officer)