Form 10-Q
period 1998-09-30
ANNALY MORTGAGE MANAGEMENT INC
filed 1998-11-13
CIK 1043219

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549

                                   FORM 10-Q

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED:  SEPTEMBER 30, 1998

                                      OR

    [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM _______________ TO _________________

                       COMMISSION FILE NUMBER:  1-13447

                       ANNALY MORTGAGE MANAGEMENT, INC.
            (Exact name of Registrant as specified in its Charter)

                        MARYLAND                                              22-3479661
(State or other jurisdiction of incorporation or organization)    (IRS Employer Identification No.)

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

                               Yes    X    No  _____
                                    -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the last practicable date:

        Class                                   Outstanding November 13, 1998
Common Stock, $.01 par value                               12,648,074

                       ANNALY MORTGAGE MANAGEMENT, INC.

                                   FORM 10-Q

                                     INDEX


Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:
  Balance Sheets - December 31, 1997 and September 30, 1998 (Unaudited)                           1

  Statements of Operations (Unaudited) for the quarters ended September 30, 1997 and 1998         2

  Statements of Operations (Unaudited) for the period February 18, 1997 to September 30,
    1997 and the nine months ended September 30, 1998                                             3

  Statement of Stockholders' Equity (Unaudited) for the nine months ended September 30, 1998      4

  Statements of Cash Flows (Unaudited) for the quarters ended September 30, 1997 and 1998         5

  Statements of Cash Flows (Unaudited) for the period February 18, 1997 through September 30,
    1997 and the nine months ended September 30, 1998                                             6

Notes to Financial Statements (Unaudited)                                                        7-12

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations  13-25

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                                        26

Item 2.  Changes in Securities and Use of Proceeds                                                26

Item 3.  Defaults Upon Senior Securities                                                          26

Item 4.  Submission of Matters to a Vote of Security Holders                                      26

Item 5.  Other Information                                                                        26

Item 6.  Exhibits and Reports on Form 8-K                                                         26

SIGNATURES                                                                                        27

ANNALY MORTGAGE MANAGEMENT, INC.

BALANCE SHEETS

----------------------------------------------------------------------------------------------
                                                             SEPTEMBER 30,       DECEMBER 31,
                                                           1998 (UNAUDITED)          1997
                                                           -----------------------------------
ASSETS

CASH AND CASH EQUIVALENTS                                  $      137,521       $      511,172

MORTGAGE-BACKED SECURITIES,
  At fair value                                             1,483,195,158        1,161,779,192

RECEIVABLE FOR MORTGAGE-BACKED SECURITIES SOLD                106,717,843                    0

ACCRUED INTEREST RECEIVABLE                                     7,538,267            5,338,861

OTHER ASSETS                                                      230,207              111,257
                                                           -----------------------------------

TOTAL ASSETS                                               $1,597,818,996       $1,167,740,482
                                                           ===================================


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Repurchase agreements                                    $1,450,381,000       $  918,869,000
  Payable for Mortgage-Backed Securities purchased                      0          105,793,723
  Accrued interest payable                                     13,437,440            4,992,447
  Dividends payable                                             3,414,980            2,797,058
  Accounts payable                                                244,033              201,976
                                                           -----------------------------------

          Total liabilities                                 1,467,477,453        1,032,654,204
                                                           -----------------------------------

STOCKHOLDERS' EQUITY:
  Common stock: par value $.01 per share;
    100,000,000 authorized; 12,757,674 and 12,713,900
    shares issued and outstanding, respectively                   127,577              127,139
  Additional paid-in capital                                  132,768,779          132,705,765
  Accumulated other comprehensive income                       (2,104,717)           2,023,751
  Treasury stock at cost (109,600 shares)                        (903,163)                   0
  Retained earnings                                               453,067              229,623
                                                           -----------------------------------

           Total stockholders' equity                         130,341,543          135,086,278
                                                           -----------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $1,597,818,996       $1,167,740,482
                                                           ===================================


See notes to financial statements.

ANNALY MORTGAGE MANAGEMENT, INC.

STATEMENTS OF OPERATIONS
(UNAUDITED)

-----------------------------------------------------------------------------------------------------------------------
                                                                          FOR THE QUARTER ENDED   FOR THE QUARTER ENDED
                                                                               SEPTEMBER 30,           SEPTEMBER 30,
                                                                                   1998                    1997
                                                                          ---------------------------------------------
INTEREST INCOME:
  Mortgage-Backed Securities                                                  $ 24,008,528            $  6,123,442
  Money market account                                                                  39                      15
                                                                          ---------------------------------------------

           Total interest income                                                24,008,567               6,123,457

INTEREST EXPENSE:
  Repurchase agreements                                                         20,765,301               5,126,089
                                                                          ---------------------------------------------

NET INTEREST INCOME                                                              3,243,266                 997,368

GAIN ON SALE OF MORTGAGE-BACKED SECURITIES                                         993,630                 429,400

GENERAL AND ADMINISTRATIVE EXPENSES                                                528,240                 227,245
                                                                          ---------------------------------------------

NET INCOME                                                                       3,708,656               1,199,523
                                                                          ---------------------------------------------

OTHER COMPREHENSIVE INCOME
  Unrealized gain (loss) on available-for-sale securities                          799,319                (444,082)
  Less:  reclassification adjustment for gains included in net income             (993,630)               (429,400)
                                                                          ---------------------------------------------
  Other comprehensive loss                                                        (194,311)               (873,482)
                                                                          ---------------------------------------------

COMPREHENSIVE INCOME                                                          $  3,514,345            $    326,041
                                                                          =============================================
NET INCOME PER SHARE:
  Basic                                                                       $       0.29            $       0.32
                                                                          =============================================

  Diluted                                                                     $       0.29            $       0.31
                                                                          =============================================

AVERAGE NUMBER OF SHARES OUTSTANDING
  Basic                                                                         12,704,194               3,739,170
                                                                          =============================================

  Diluted                                                                       12,785,765               3,822,470
                                                                          =============================================

ANNALY MORTGAGE MANAGEMENT, INC.

STATEMENTS OF OPERATIONS
(UNAUDITED)

-----------------------------------------------------------------------------------------------------------------------
                                                                             FOR THE NINE                 FEBRUARY 18,
                                                                             MONTHS ENDED                 1997 THROUGH
                                                                             SEPTEMBER 30,                SEPTEMBER 30,
                                                                                 1998                         1997
                                                                      -------------------------------------------------
INTEREST INCOME:
  Mortgage-Backed Securities                                                  $67,849,165                   $12,601,604
  Money market account                                                                 76                        30,760
                                                                      -------------------------------------------------

           Total interest income                                               67,849,241                    12,632,364

INTEREST EXPENSE:
  Repurchase agreements                                                        57,256,355                    10,274,906
                                                                      -------------------------------------------------

NET INTEREST INCOME                                                            10,592,886                     2,357,458

GAIN ON SALE OF MORTGAGE-BACKED SECURITIES                                      2,716,589                       659,265

GENERAL AND ADMINISTRATIVE EXPENSES                                             1,506,139                       477,141
                                                                      -------------------------------------------------

NET INCOME                                                                     11,803,336                     2,539,582
                                                                      -------------------------------------------------

OTHER COMPREHENSIVE INCOME
  Unrealized loss on available-for-sale securities                             (1,411,879)                     (512,978)
  Less:  reclassification adjustment for gains included in net income          (2,716,589)                     (659,265)
                                                                      -------------------------------------------------
  Other comprehensive loss                                                     (4,128,468)                   (1,172,243)
                                                                      -------------------------------------------------

COMPREHENSIVE INCOME                                                          $ 7,674,868                   $ 1,367,339
                                                                      =================================================
NET INCOME PER SHARE:
  Basic                                                                             $0.93                         $0.68
                                                                      =================================================

  Diluted                                                                           $0.91                         $0.67
                                                                      =================================================

AVERAGE NUMBER OF SHARES OUTSTANDING
  Basic                                                                        12,729,673                     3,704,194
                                                                      =================================================

  Diluted                                                                      13,028,970                     3,787,494
                                                                      =================================================

See notes to financial statements.

ANNALY MORTGAGE MANAGEMENT, INC.

STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD ENDED SEPTEMBER 30, 1998
(UNAUDITED)

-----------------------------------------------------------------------------------------------------------------------------------
                                                  COMMON     ADDITIONAL                                                  OTHER
                                                   STOCK      PAID-IN      TREASURY    COMPREHENSIVE     RETAINED     COMPREHENSIVE
                                                 PAR VALUE    CAPITAL        STOCK        INCOME         EARNINGS        INCOME
                                               -------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1997                        $127,139  $132,705,765                                $   229,623     $ 2,023,751

Comprehensive income:
  Net income                                                                             $  4,708,150     4,708,150
  Other comprehensive income
     Unrealized gains (losses) on securities,
        net of reclassification adjustment                                                  (4,112,308)                  (4,112,308)
                                                                                         -------------
Comprehensive income                                                                     $     595,842
                                                                                         =============

  Exercise of stock options                            438       193,262

  Additional cost of Initial Public Offering                    (130,248)

  Dividends declared for the quarter ended
    March 31, 1998 - $0.32 per average share                                                             (4,082,456)
                                              ---------------------------------------                   ---------------------------
BALANCE, MARCH 31, 1998                           $127,577  $132,768,779   $        -                   $   855,317     $(2,088,557)
                                              ---------------------------------------                   ---------------------------

Comprehensive income:
  Net income                                                                             $   3,386,530    3,386,530
  Other comprehensive income
     Unrealized gains (losses) on
      securities,
        net of reclassification adjustment                                                     178,151                      178,151
                                                                                         -------------
Comprehensive income                                                                     $   3,564,681
                                                                                         =============

  Dividends declared for the quarter ended
    June 30, 1998 - $0.32 per average share                                                              (4,082,456)
                                              ---------------------------------------                   ---------------------------
BALANCE, JUNE 30, 1998                            $127,577  $132,768,779   $        -                   $   159,391     $(1,910,406)
                                              ---------------------------------------                   ---------------------------

Comprehensive income:
  Net income                                                                             $   3,708,656    3,708,656
  Other comprehensive income
     Unrealized gains (losses) on
      securities,
        net of reclassification adjustment                                                    (194,311)                    (194,311)
                                                                                         -------------
Comprehensive income                                                                     $   3,514,345
                                                                                         =============

Stock buyback                                                                (903,163)

  Dividends declared for the quarter ended
    September 30, 1998 - $0.27 per average share                                                         (3,414,980)
                                              ---------------------------------------                   ---------------------------
BALANCE, SEPTEMBER 30, 1998                       $127,577  $132,768,779   $ (903,163)                  $   453,067     $(2,104,717)
                                              =======================================                   ===========================

DISCLOSURE OF RECLASSIFICATION AMOUNT:
  Unrealized holding losses arising during period                                        $  (1,411,879)
  Less:  reclassification adjustment for gains included in net income                       (2,716,589)
                                                                                         -------------
  Net unrealized losses on securities                                                    $  (4,128,468)
                                                                                         =============

See notes to financial statements.

ANNALY MORTGAGE MANAGEMENT, INC.

STATEMENTS OF CASH FLOWS
(UNAUDITED)

-----------------------------------------------------------------------------------------------------------------------------
                                                                                     FOR THE QUARTER         FOR THE QUARTER
                                                                                          ENDED                   ENDED
                                                                                      SEPTEMBER 30,           SEPTEMBER 30,
                                                                                          1997                    1998
                                                                                   ------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                        $   1,199,523          $     3,708,656
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Amortization of mortgage premiums and discounts, net                                  680,180                2,239,747
    Gain on sale of Mortgage-Backed Securities                                           (429,400)                (993,630)
    (Increase) decrease in accrued interest receivable                                   (164,045)                  41,076
    (Increase) decrease in other assets                                                  (228,617)                  14,394
    (Decrease) increase in accrued interest payable                                       (10,045)               2,537,065
   Increase in accounts payable                                                           129,132                  117,600
                                                                                   ------------------------------------------
           Net cash provided by operating activities                                    1,176,728                7,664,908
                                                                                   ------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Mortgage-Backed Securities                                             (119,167,540)            (241,286,923)
  Proceeds from sale of Mortgage-Backed Securities                                     53,091,067               83,224,377
  Principal payments on Mortgage-Backed Securities                                     19,639,368              121,339,783
                                                                                   ------------------------------------------
           Net cash used in investing activities                                      (46,437,105)             (36,722,763)
                                                                                   ------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from repurchase agreements                                                 778,218,036            2,288,511,000
  Principal payments on repurchase agreements                                        (732,914,112)          (2,254,398,000)
  Purchase of Treasury Stock                                                                                      (903,163)
  Proceeds from direct offering                                                           878,000
  Dividends paid                                                                         (938,400)              (4,082,456)
                                                                                   ------------------------------------------
           Net cash provided by financing activities                                   45,243,524               29,127,381
                                                                                   ------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      (16,853)                  69,526

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                             28,005                   67,995
                                                                                   ------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $      11,152          $       137,521
                                                                                   ==========================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                                                     $   5,136,134          $    18,318,236
                                                                                   ==========================================
NONCASH FINANCING ACTIVITIES:
  Net unrealized losses on available-for-sale securities                            $  (1,172,243)         $    (2,104,717)
                                                                                   ==========================================
  Dividends declared, not yet paid                                                  $     678,204          $     3,414,980
                                                                                   ==========================================


See notes to financial statements.

ANNALY MORTGAGE MANAGEMENT, INC.

STATEMENTS OF CASH FLOWS
(UNAUDITED)

------------------------------------------------------------------------------------------------------------------------------------
                                                                              FEBRUARY 18, 1997                 FOR THE NINE
                                                                                  THROUGH                       MONTHS ENDED
                                                                                SEPTEMBER 30,                   SEPTEMBER 30,
                                                                                    1997                            1998
                                                                          ----------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                   $     2,539,582                 $    11,803,336
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Amortization of mortgage premiums and discounts, net                             1,302,859                       6,093,183
    Gain on sale of Mortgage-Backed Securities                                        (659,265)                     (2,716,589)
    Increase in accrued interest receivable                                         (2,109,622)                     (2,199,406)
    Increase in other assets                                                          (238,813)                       (118,950)
    Increase in accrued interest payable                                             2,394,179                       8,444,993
    Increase in accounts payable                                                       156,546                          42,056
                                                                           ---------------------------------------------------------
           Net cash provided by operating activities                                 3,385,466                      21,348,623
                                                                           ---------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Mortgage-Backed Securities                                          (537,583,640)                 (1,203,070,837)
  Proceeds from sale of Mortgage-Backed Securities                                  95,963,096                     308,163,885
  Principal payments on Mortgage-Backed Securities                                  33,299,701                     353,474,359
                                                                           ---------------------------------------------------------
           Net cash used in investing activities                                  (408,320,843)                   (541,432,593)
                                                                           ---------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from repurchase agreements                                            1,563,478,126                   7,530,044,000
  Principal payments on repurchase agreements                                   (1,191,187,112)                 (6,998,532,000)
  Proceeds from exercise of stock options                                                                              193,700
  Proceeds from private placement of equity capital                                 32,979,904
  Net proceeds from direct offering                                                    878,000
  Additional cost of inital public offering                                                                           (130,248)
  Purchase of Treasury Stock                                                                                          (903,163)
  Dividends paid                                                                    (1,214,400)                    (10,961,970)
                                                                           ---------------------------------------------------------
           Net cash provided by financing activities                               404,934,518                     519,710,319
                                                                           ---------------------------------------------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                 (859)                       (373,651)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                          12,011                         511,172
                                                                           ---------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $        11,152                 $       137,521
                                                                           =========================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                                                $     7,880,727                 $    48,811,362
                                                                           =========================================================
NONCASH FINANCING ACTIVITIES:
  Net unrealized losses on available-for-sale securities                       $    (1,172,243)                $    (2,104,717)
                                                                           =========================================================
  Dividends declared, not yet paid                                             $       678,204                 $     3,414,980
                                                                           ========================================================

See notes to financial statements.

ANNALY MORTGAGE MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
(UNAUDITED)
-------------------------------------------------------------------------------


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

   A summary of the Company's significant accounting policies follows:

   BASIS OF PRESENTATION - The accompanying unaudited financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. The interim financial statements for the three and nine month periods are unaudited; however, in the opinion of the Company's management, all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results of operations have been included. These unaudited financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on form 10-K for the period ended December 31, 1997. The nature of the Company's business is such that the results of any interim period are not necessarily indicative of results for a full year.

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

   Unrealized losses on Mortgage-Backed Securities that are considered other than temporary, as measured by the amount of decline in fair value attributable to factors other than temporary, are recognized in income and the cost basis of the Mortgage-Backed Securities is adjusted. There were no such adjustments for the period ended December 31, 1997 and the nine months ended September 30, 1998.

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

   CREDIT RISK - At September 30, 1998, the Company has limited exposure to credit losses on its portfolio of Mortgage-Backed Securities by only purchasing securities from Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA"), or Government National Mortgage Association ("GNMA"). The payment of principal and interest on the FHLMC and FNMA Mortgage-Backed Securities are guaranteed by those respective agencies and the payment of principal and interest on the GNMA Mortgage-Backed Securities are backed by the full-faith-and-credit of the U.S. government.

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

2. MORTGAGE-BACKED SECURITIES

The following table pertains to the Company's Mortgage-Backed Securities classified as available-for-sale as of December 31, 1997, which are carried at their fair value:

                                 FEDERAL          FEDERAL         GOVERNMENT
                                HOME LOAN         NATIONAL         NATIONAL           TOTAL
                                 MORTGAGE         MORTGAGE         MORTGAGE          MORTGAGE
                               Corporation      ASSOCIATION      ASSOCIATION          ASSETS
Mortgage-Backed
  Securities, gross            $273,119,008     $691,081,916     $174,164,513     $1,138,365,437

Unamortized discount                 (3,619)        (110,567)             -             (114,186)
Unamortized premium               2,848,376       14,532,363        4,123,451         21,504,190
                               ------------     ------------     ------------     --------------

Amortized cost                  275,963,765      705,503,712      178,287,964      1,159,755,441

Gross unrealized gains              376,485        1,948,068          928,453          3,253,006
Gross unrealized losses            (115,190)        (802,801)        (311,264)        (1,229,255)
                               ------------     ------------     ------------     --------------

Estimated fair value           $276,225,060     $706,648,979     $178,905,153     $1,161,779,192
                               ============     ============     ============     ==============


The following table pertains to the Company's Mortgage-Backed Securities classified as available-for-sale as of September 30, 1998, which are carried at their fair value:

                              FEDERAL          FEDERAL         GOVERNMENT
                             HOME LOAN         NATIONAL         NATIONAL           TOTAL
                              MORTGAGE         MORTGAGE         MORTGAGE          MORTGAGE
                            Corporation      ASSOCIATION      ASSOCIATION          ASSETS

Mortgage-Backed
  Securities, gross         $417,101,660     $875,488,645     $168,465,774     $1,461,056,079

Unamortized discount            (156,372)        (815,822)             -             (972,194)
Unamortized premium            9,056,444       13,271,602        2,887,945         25,215,991
                        ---------------------------------------------------------------------

Amortized cost               426,001,732      887,944,425      171,353,719      1,485,299,876

Gross unrealized gains            95,900        4,952,420        2,011,321          7,059,641
Gross unrealized losses       (4,101,210)      (4,505,385)        (557,764)        (9,164,359)
                        ---------------------------------------------------------------------

Estimated fair value        $421,996,422     $888,391,460     $172,807,276     $1,483,195,158
                        =====================================================================

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

   The adjustable rate Mortgage-Backed Securities may be limited by periodic caps (generally interest rate adjustments are limited to no more than 1% every six months) and lifetime caps. At December 31, 1997, the weighted average lifetime cap was 10.8%. At September 30, 1998, the weighted average lifetime cap was 10.4%.

   During the nine months ended September 30, 1998, the Company realized $2,716,589 in gains from sales of Mortgage-Backed Securities. There were no losses on sales of Mortgage-Backed Securities for the nine months ended September 30, 1998.

3. REPURCHASE AGREEMENTS

   The Company has entered into repurchase agreements to finance most of its Mortgage-Backed Securities. The repurchase agreements are secured by the market value of the Company's Mortgage-Backed Securities and bear interest rates that have historically moved in close relationship to LIBOR.

   As of December 31, 1997, the Company had outstanding $918,869,000 of repurchase agreements with a weighted average borrowing rate of 6.16% and a weighted average remaining maturity of 16 days. At December 31, 1997, Mortgage-Backed Securities actually pledged had an estimated fair value of $936,859,658. As of September 30, 1998, the Company had outstanding $1,450,381,000 of repurchase agreements with a weighted average borrowing rate of 5.59% and a weighted average remaining maturity of 29 days. At September 30, 1998, Mortgage-Backed Securities actually pledged had an estimated fair value of $1,458,669,073.

   At December 31, 1997 and September 30, 1998, the repurchase agreements had the following remaining maturities:

                                  December 31, 1997           September 30, 1998
                          ------------------------------------------------------
Within 30 days                      $  590,960,000                $  999,339,000
30 to 59 days                           51,776,000                   327,705,000
60 to 89 days                                                                  -
90 to 119 days                         103,391,000                    32,806,000
Over 120 days                          172,742,000                    90,531,000
                          ------------------------   ---------------------------

                                    $  918,869,000                $1,450,381,000
                          ========================   ===========================

4. COMMON STOCK

   Options were exercised during the nine month period. The number of stock options exercised was 43,774, with a total amount paid of $193,700. Also, during the quarter 109,600 shares of common stock were acquired in the Company's Stock Buyback Program, at a cost of $903,163. At September 30, 1998 total shares outstanding less treasury stock totaled 12,648,074

   During the Company's quarter ending March 31, 1998, the Company declared dividends to shareholders totaling $4,082,456, or $.32 per weighted average share which was paid on April 20, 1998. During the Company's quarter ending June 30, 1998, the Company declared dividends to shareholders totaling $4,082,456, or $.32 per weighted average share which was paid on July 27, 1998. During the Company's quarter ending September 30, 1998, the Company declared dividends to shareholders totaling $3,414,980, or $.27 per weighted average share which was paid on October 12, 1998. For Federal income tax purposes dividends paid for the nine month period is ordinary income to the Company stockholders.


5. EARNINGS PER SHARE (EPS)

   In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting No. 128, Earnings Per Share (SFAS No. 128), which requires dual presentation of Basic EPS and Diluted EPS on the face of the income statement for all entities with complex capital structures

   SFAS No. 128 also requires a reconciliation of the numerator and denominator of Basic EPS and Diluted EPS computation. The reconciliation is as follows:


                                                            FOR THE PERIOD ENDED
                                                             DECEMBER 31, 1997
                                                                   INCOME                   SHARES              PER-SHARE
                                                                (NUMERATOR)             (DENOMINATOR)             AMOUNT
                                                           ----------------------   ----------------------   ----------------
Net income                                                           $11,803,336
                                                           ---------------------
Basic EPS                                                             11,803,336               12,729,673               $0.93
                                                                                                             ================
Effect of dilutive securities:
  Dilutive stock options                                                                          299,297
                                                           ----------------------------------------------
  Diluted EPS                                                        $11,803,336               13,028,970               $0.91
                                                           =====================    =====================    ================


   Options to purchase 446,434 shares were outstanding and dilutive at period end, as the exercise price (between $4.00 and $8.13) was less than the average stock price for the nine months of $9.82. Options to purchase 147,676 shares of stock were outstanding and are not considered dilutive. The exercise price (between $10.00 and $11.25) was greater than the average stock price for the nine months of $9.82.

6.  COMPREHENSIVE INCOME

   The Company adopted FASB Statement no. 130, Reporting Comprehensive Income, Statement no. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. The Company at September 30, 1998 held securities classified as available-for-sale, which have unrealized losses of $2,104,717.

7. LEASE COMMITMENTS

   The Corporation's aggregate future minimum lease payments are as follows:


     1998                                                               $   67,787
     1999                                                                   92,804
     2000                                                                   95,299
     2001                                                                   97,868
     2002                                                                  100,515
     2003 and thereafter                                                   582,406
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

OVERVIEW

     The Company is a real estate investment trust ("REIT") which acquires and manages Mortgage-Backed Securities which can be readily financed. The Company commenced operations on February 18, 1997 upon the closing of the Private Placement, which resulted in proceeds to the Company of $33 million. The Company received additional proceeds of $878,000 upon the closing of the Direct Offering on July 31, 1997. The Company's initial public offering was completed on October 14, 1997 raising net proceeds of $99.0 million. During the third quarter of 1998, the Company initiated a stock buy back program. At September 30, 1998 109,600 shares were repurchased at a cost of $903,163.

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

RESULTS OF OPERATIONS The Company's 1997 fiscal year commenced with the start of operations on February 18, 1997 and concluded on December 31, 1997. The 317-day period from February 18, 1997 to December 31, 1997 is referred to herein as "the period ended December 31, 1997." The 225-day period from February 18, 1997 to September 30, 1997 is referred to herein as "the period ended September 30, 1997. The quarters ended September 30, 1997, March 31, 1998, June 30, 1998 and September 30, 1998 are their calendar equivalents.

     NET INCOME SUMMARY

     For the quarter ended September 30, 1998, net income, as calculated according to Generally Accepted Accounting Principles ("GAAP"), was $3,708,656, or $0.29 basic earnings per share, as compared to the quarter ended September 30, 1997 of $1,199,523, or $0.32 basic earnings per share. Taxable earnings per share for the quarter ended September 30, 1998 was $3,937,459, or $0.31 per average share. For the nine months ended September 30, 1998, GAAP net income was $11,803,336 or $0.93 basic per average share, as compared to the period ended September 30, 1997 of $2,539,582, or $0.68 basic per average share. Taxable income for the nine months ended September 30, 1998 was $12,338,096 or $0.97 basic per average share. Net income per share is computed by dividing net income by the weighted average number of shares of outstanding Common Stock during the nine month period, which was 12,729,673 and 12,704,194 for the quarter. Dividends per weighted average number of shares outstanding for the quarter were $0.27 per share, $3,414,980 in total. Return on average equity was 11.31% on an annualized basis.

     Comparing net income for the period February 18, 1997 through September 30, 1997 to the nine months ended September 30, 1998 may be deceptive. The 225-day period ended September 30, 1997 is a shortened operating period and not a full nine months. Secondly, at September 30, 1997 the Company's asset base was substantially lower than at September 30, 1998. The reason for the asset size difference is twofold. First, the Company was in an asset acquisition period. Additionally, the Company's capital base was only $32 million, as compared to $130 million at September 30, 1998.

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

                              NET INCOME SUMMARY
                              ------------------

                                                                               Quarter Ended           Nine months ended
                                                                            September 30, 1998        September 30, 1998
                                                                          (dollars in thousands,    (dollars in thousands,
                                                                                  except                    except
                                                                            per share amounts)        per share amounts)
                                                                          -----------------------   -----------------------

Interest Income                                                                      $    24,008               $    67,849
Interest Expense                                                                          20,765                    57,256
                                                                                     -----------               -----------
Net Interest Income                                                                        3,243                    10,593
Gain on Sale of Mortgage-Backed Securities                                                   994                     2,717
General and Administrative Expenses                                                          528                     1,506
                                                                                     -----------               -----------
Net Income                                                                           $     3,709               $    11,803
                                                                          ================================================

Average Number of Outstanding Shares                                                  12,704,194                12,729,673
Basic Net Income Per Share                                                           $      0.29               $      0.93
Diluted Net Income Per Share                                                         $      0.29               $      0.91

Average Total Assets                                                                 $ 1,554,123               $ 1,473,719
Average Equity                                                                       $   131,148               $   132,442

Annualized Return on Average Assets                                                          .95%                     1.07%
Annualized Return on Average Equity                                                        11.31%                    11.88%

     TAXABLE INCOME AND GAAP INCOME

     For the quarter ended September 30, 1998, income as calculated for tax purposes (taxable income) differed from income as calculated according to generally accepted accounting principles (GAAP income). The differences were in the calculations of premium amortization and general and administrative expenses. For the period February 18, 1997 through September 30, 1997 there were no differences between GAAP and taxable income.

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

                                 TAXABLE INCOME
                                 --------------

                                 GAAP Net         Taxable General &       Taxable Mortgage      Taxable Gain on     Taxable Net
                                  Income           Administrative           Amortization       Sale of Securities     Income
                                                    Differences             Differences           Differences

                                                            (dollars in thousands)
For the Quarter Ended
  September 30, 1998             $3,709                                      $ 228                                     $3,937

For the Quarter Ended                                                                                                  $3,766
   June 30, 1998                 $3,387                 $2                   $ 376

For  the Quarter Ended
   March 31, 1998                $4,708                 $1                    ($74)                                    $4,635

For the Period Ended             $4,919                 $3                    ($92)                 $54                $4,884
   December 31, 1997


     INTEREST INCOME AND AVERAGE EARNING ASSET YIELD

     The Company had average earning assets of $1,543.0 million for the quarter ended September 30, 1998. The Company's primary source of income for the nine months ended September 30, 1998 was interest income. A portion of income was generated by gains on sales of Mortgage-Backed Securities. Interest income was $24,009 million for the quarter ended September 30, 1998. The yield on average earning assets was 6.22% for the same period. The table below shows the Company's average balance of cash equivalents and Mortgage-Backed Securities, the yields earned on each type of earning assets, the yield on average earning assets and interest income.

                          AVERAGE EARNING ASSET YIELD
                          ---------------------------

                                                               Average                                           Yield on
                                                           Amortized Cost                                         Average
                                               Average      of Mortgage-       Average         Yield on        Amortized Cost
                                                Cash           Backed          Earning      Average Cash       of Mortgage-
                                             Equivalents     Securities        Assets        Equivalents      Backed Securities
                                             -----------    ------------       ------        -----------      -----------------
                                                                        (dollars in thousand)
For the Quarter Ended September 30, 1998         $ 2        $1,543,010      $1,543,012          4.20%               6.22%
For the Quarter Ended June 30, 1998              $ 2        $1,568,022      $1,568,024          4.35%               6.13%
For  the Quarter Ended March 31, 1998            $ 2        $1,307,088      $1,307,090          4.45%               6.15%
For  the Period Ended December 31, 1997          $30        $  448,276      $  448,306          4.20%               6.34%



                                                     Yield on
                                                     Average
                                                     Earning           Interest
                                                     Assets             Income
                                                     ------             ------
For the Quarter Ended September 30, 1998             6.22%             $24,009
For the Quarter Ended June 30, 1998                  6.13%             $23,762
For  the Quarter Ended March 31, 1998                6.15%             $20,079
For  the Period Ended December 31, 1997              6.34%             $24,713

     The Constant Prepayment Rate (or "CPR") on the Company's portfolio of Mortgage-Backed Securities for the quarter ended September 30, 1998 was 21%. "CPR" means an assumed rate of prepayment for the Company's Mortgage-Backed Securities, expressed as an annual rate of prepayment relative to the outstanding principal balance of the Company's Mortgage-Backed Securities. This CPR does not purport to be either a historical description of the prepayment experience of the Company's Mortgage-Backed Securities or a prediction of the anticipated rate of prepayment of the Company's Mortgage-Backed Securities. Since a large portion of the Company's assets was purchased at a premium to par value and only a small portion of the Company's assets was purchased at a discount to par value, the premium balance in the Company's portfolio is substantially higher than the discount balance. Principal prepayments had a negative effect on the Company's earning asset yield for the quarter ended September 30, 1998 because the Company adjusts its rates of premium amortization and discount accretion monthly based on actual payments received.

     INTEREST EXPENSE AND THE COST OF FUNDS

     The Company anticipates that its largest expense will usually be the cost of borrowed funds. The Company had average borrowed funds of $1,460.6 million and total interest expense of $20.8 million for the quarter ended September 30, 1998. Interest expense for the quarter ended September 30, 1997 was $5.1 million. The average cost of funds was 5.59% for the quarter ended September 30, 1998. Interest expense is calculated in the same manner for GAAP and tax purposes.

     With the Company's current asset/liability management strategy, changes in the Company's cost of funds are expected to be closely correlated with changes in short-term LIBOR, although the Company may choose to extend the maturity of its liabilities at any time. The Company's average cost of funds was 0.06% above one-month LIBOR for the quarter ended September 30, 1998. The Company generally has structured its borrowings to adjust with one-month LIBOR because the Company believes that one-month LIBOR may continue to be lower than six-month LIBOR in the present interest rate environment. During the quarter ended September 30, 1998, average one-month LIBOR, which was 5.62%, was 0.01% lower than average six-month LIBOR, which was 5.63%.

     The table below shows the Company's average borrowed funds and average cost of funds as compared to average one- and average six-month LIBOR.

                                                       AVERAGE COST OF FUNDS
                                                       ---------------------
                                                                                          Average
                                                                                         One-Month     Average Cost    Average Cost
                                                                                           LIBOR         of Funds        of Funds
                                                                   Average     Average   Relative to    Relative to     Relative to
                                Average                 Average      One-       Six-       Average        Average         Average
                               Borrowed    Interest     Cost of     Month      Month      Six-Month      One-Month       Six-Month
                                Funds      Expense      Funds       LIBOR      LIBOR        LIBOR          LIBOR           LIBOR
                               --------    --------    --------   -------     -------   -----------    -----------    -------------
For the Quarter Ended
  September 30, 1998          $1,460,612    $20,765     5.68%      5.62%       5.63%       (0.01%)         0.06%           0.05%
For the Quarter Ended
  June 30, 1998               $1,440,822    $20,178     5.60%      5.66%       5.75%       (0.09%)        (0.06%)         (0.15%)
For the Quarter Ended
  March 31, 1998              $1,167,483    $16,313     5.59%      5.64%       5.68%       (0.04%)        (0.05%)         (0.09%)
For the Period Ended
   December 31, 1997          $  404,140    $19,677     5.61%      5.67%       5.87%       (0.20%)        (0.06%)         (0.26%)

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

     NET INTEREST INCOME

     Net interest income, which equals interest income less interest expense, totaled $3.2 million for the quarter ended September 30, 1998 and $997,368 for the quarter ended September 30, 1997. Net interest spread, which equals the yield on the Company's average assets for the period less the average cost of funds for the period, was 0.54% for the quarter ended

September 30, 1998. Net interest margin, which equals net interest income divided by average total assets, was .83% on an annualized basis. Taxable net interest income was $228,422 greater than GAAP net interest income because of differing premium amortization. The principal reason that annualized net interest margin exceeded net interest spread is that average assets exceeded average liabilities. A portion of the Company's assets are funded with equity rather than borrowings. The Company did not have any interest rate agreement expenses for the quarter ended September 30, 1998

     The table below shows interest income by earning asset type, average earning assets by type, total interest income, interest expense, average repurchase agreements, average cost of funds, and net interest income for the quarter ended September 30, 1998, June 30, 1998, March 31, 1998, and the period ended December 31, 1997.


                                                 GAAP Net Interest Income
                                                 ------------------------
                                                 (dollars in thousands)
                             Amortized
                              Cost of     Interest                                                Yield on
                             Mortgage-    Income on                    Interest                    Average       Average
                              Backed       Mortgage-     Average       Income on       Total       Interest     Balance of
                             Securities    Backed         Cash           Cash         Interest     Earning      Repurchase
                               Held       Securities    Equivalents    Equivalents     Income      Assets       Agreements
                             ----------   ----------    -----------    -----------    --------     --------     ----------
 For the Quarter Ended
  September 30, 1998         $1,543,010     $24,009         $ 2                        $24,009      6.22%        1,460,612
For the Quarter Ended
  June 30, 1998              $1,568,022     $23,762         $ 2                        $23,762      6.13%       $1,440,822
For  the Quarter Ended
  March 31, 1998             $1,307,088     $20,079         $ 2                        $20,079      6.15%       $1,167,483
For  the Period Ended
  December 31, 1997          $  448,276     $24,682         $30           $31          $24,713      6.34%       $  404,140


                                             Average        Net
                              Interest       Cost of      Interest
                               Expense        Funds        Income
                              ---------      -------     ---------
 For the Quarter Ended
  September 30, 1998             20,765         5.68%        3,244
For the Quarter Ended
  June 30, 1998              $   20,178         5.60%       $3,584
For  the Quarter Ended
  March 31, 1998             $   16,313         5.59%       $3,765
For  the Period Ended
  December 31, 1997          $   19,677         5.61%       $5,036


     GAINS AND LOSSES ON SALES OF MORTGAGE-BACKED SECURITIES

     For the quarter ended September 30, 1998, the Company sold Mortgage-Backed Securities with an aggregate historical amortized cost of $82.2 million for an aggregate gain of $993,630 million. During the quarter ended September 30, 1997 the Company sold Mortgage-Backed Securities with a historical amortized cost of $52.7 million for an aggregate gain of $429,400. The difference between the sale price and the historical amortized cost of the Mortgage-Backed Securities is a realized gain and increased income accordingly. The Company does not expect to sell assets on a frequent basis, but may from time to time sell existing assets to move into new assets which management believes might have higher risk-adjusted returns or to manage its balance sheet as part of management's asset/liability management strategy.

     CREDIT EXPENSES

     The Company has not experienced credit losses on its portfolio of Mortgage-Backed Securities to date, but losses may be experienced in the future. At September 30, 1998, the Company had limited its exposure to credit losses on its portfolio of Mortgage-Backed Securities by purchasing only Agency Certificates, which, although not rated, carry an implied "AAA" rating.

     GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses ("operating expense" or "G&A expense") were $528,240 for the quarter ended September 30, 1998 and $227,245 for the quarter ended September 30, 1997. Taxable G&A expenses were $380 less than for GAAP purposes for the quarter ended September 30, 1998.

                 GAAP G&A EXPENSE AND OPERATING EXPENSE RATIOS
                 ---------------------------------------------

                                                                                       Total G&A                  Total G&A
                                      Cash Comp and                                  Expense/Average            Expense/Average
                                         Benefits       Other G&A   Total G&A            Assets                     Equity
                                         Expense         Expense     Expense          (annualized)               (annualized)
                                     ----------------   ---------   ---------   ------------------------   ------------------------
For the Quarter Ended
  September 30, 1998                       $318            $210        $528                0.13%                     1.61%
For the Quarter Ended
  June 30, 1998                            $252            $242        $494                0.13%                     1.50%
For  the Quarter Ended
  March 31, 1998                           $259            $225        $484                0.15%                     1.44%
For the Period Ended
   December 31, 1997                       $492            $360        $852                0.21%                     1.61%


     NET INCOME AND RETURN ON AVERAGE EQUITY

     Net income was $3.7 million in the quarter ended September 30, 1998. Return on average equity was 11.31% on an annualized basis. The table below shows, on an annualized basis, the Company's net interest income, gain on sale of Mortgage-Backed Securities and G&A expense each as a percentage of average equity, and the return on average equity.


                     COMPONENTS OF RETURN ON AVERAGE EQUITY
                     --------------------------------------


                                                                       Gain on Sale of
                                                                       Mortgage-Backed
                                                      Net Interest        Securities/            G&A
                                                     Income/Average         Average        Expense/Average    Return on Average
                                                         Equity             Equity              Equity              Equity
                                                     --------------    ---------------     ---------------    -----------------
For the Quarter Ended September 30, 1998
  (on an annualized basis)                                9.89%              3.03%               1.61%              11.31%
For the Quarter Ended June 30, 1998
    (on an annualized basis)                             10.92%              1.90%               1.50%              10.32%
For  the Quarter March 31, 1998
    (on an annualized basis)                             11.18%              4.23%               1.44%              13.97%
For the Period Ended December 31, 1997
     (on an annualized basis)                             9.49%              1.39%               1.61%               9.27%

     DIVIDENDS AND TAXABLE INCOME

     The Company has elected to be taxed as a REIT under the Code. Accordingly, the Company intends to distribute substantially all of its taxable income for each year to stockholders, including income resulting from gains on sales of

Mortgage-Backed Securities. Through September 30, 1998, earned taxable income exceeded dividend declarations by $952,984, or $0.07 per share, based on the number of shares of Common Stock outstanding at period end.


                                DIVIDEND SUMMARY
                                ----------------

                                               Weighted                                                            Cumulative
                                Taxable      Average Common     Taxable Net    Dividends              Dividend   Undistributed
                                  Net            Shares            Income       Declared     Total     Pay-out      Taxable
                                 Income       Outstanding        Per Share     Per Share   Dividends    Ratio        Income
                                --------     --------------      ----------    ---------   ---------   --------  -------------
                                                       (dollars in thousands, except per share data)
For the Quarter Ended
  September 30, 1998             $3,937       12,704,194          $0.31         $0.27       $3,415       83.74%     $952
For the Quarter Ended
  June 30, 1998                  $3,765       12,757,674          $0.29         $0.32       $4,082      108.39%     $430
For  the Quarter Ended
  March 31, 1998                 $4,635       12,727,405          $0.36         $0.32       $4,082       88.07%     $747
For  the Period Ended            $4,884        5,952,123          $0.82         $0.79       $4,690       96. 0%     $194
   December 31, 1997

FINANCIAL CONDITION

     MORTGAGE-BACKED SECURITIES

     All of the Company's Mortgage-Backed Securities at September 30, 1998 were adjustable-rate or fixed-rate Mortgage-Backed Securities backed by Single-Family Mortgage Loans. All of the mortgage assets underlying such Mortgage-Backed Securities were secured with a first lien position with respect to the underlying single-family properties. At September 30, 1998, all the Company's Mortgage-Backed Securities were Agency Certificates, which carry a S&P "AAA" rating or an implied "AAA" rating. All of the Company's earning assets are marked-to-market at liquidation value.

     Discount balances are accreted as an increase in interest income over the life of discount Mortgage-Backed Securities and premium balances are amortized as a decrease in interest income over the life of premium Mortgage-Backed Securities. At September 30, 1998, the Company had on its balance sheet a total of $972,194 of unamortized discount (which is the difference between the remaining principal value and current historical amortized cost of Mortgage-Backed Securities acquired at a price below principal value) and a total of $25.2 million of unamortized premium (which is the difference between the remaining principal value and the current historical amortized cost of Mortgage-Backed Securities acquired at a price above principal value).

     Mortgage principal repayments received were $121.3 million for the quarter ended September 30, 1998. Given the Company's current portfolio composition, if mortgage principal prepayment rates increase over the life of the Mortgage-Backed Securities comprising the current portfolio, all other factors being equal, the Company's net interest income should decrease during the life of such Mortgage-Backed Securities as the Company will be required to amortize its net premium balance into income over a shorter time period. Similarly, if mortgage principal prepayment rates decrease over the life of such Mortgage-Backed Securities, all other factors being equal, the Company's net interest income should increase during the life of such Mortgage-Backed Securities as the Company will amortize its net premium balance over a longer time period.

     The table below summarizes the Company's Mortgage-Backed Securities at September 30, 1998, June 30, 1998 March 31, 1998 and December 31, 1997.

                           MORTGAGE-BACKED SECURITIES
                           --------------------------

                                                                                                        Estimated
                                                                         Amortized       Estimated     Fair Value/    Weighted
                          Principal          Net        Amortized     Cost/Principal        Fair        Principal     Average
                            Value          Premium         Cost            Value           Value          Value        Yield
                        --------------     --------     ----------    --------------    -----------    ----------    ----------
                                                        (dollars in thousands)
 At September 30, 1998      $1,461,056    $24,244      $1,485,300         101.66%       $1,483,195      101.52%        6.49%
  At June 30, 1998          $1,541,520    $26,532      $1,568,052         101.72%       $1,566,188      101.60%        6.50%
  At March 31, 1998         $1,495,670    $25,265      $1,520,935         101.70%       $1,518,847      101.55%        6.51%
                            $1,138,365    $21,390      $1,159,755         101.88%       $1,161,779      102.06%        6.57%
   At December 31,
    1997



     The tables below set forth certain characteristics of the Company's Mortgage-Backed Securities at September 30, 1998, June 30, 1998, March 31, 1998 and December 31, 1997. The index level for adjustable-rate Mortgage-Backed Securities is the weighted average rate of the various short-term interest rate indices which determine the coupon rate.

            ADJUSTABLE-RATE MORTGAGE-BACKED SECURITY CHARACTERISTICS
            --------------------------------------------------------

                                                                                                                 Principal
                                                                          Weighted                                Value at
                                    Weighted   Weighted                     Average     Weighted    Weighted     Period End as
                                     Average    Average      Weighted       Term to     Average     Average     % of Mortgage-
                        Principal    Coupon      Index      Average Net       Next      Lifetime     Asset         Backed
                          Value       Rate       Level        Margin       Adjustment     Cap        Yield       Securities
                       ----------   --------   ---------    -----------    ----------   --------    --------   -------------
                                                          (dollars in thousands)
At September 30, 1998  $1,050,177    6.78%      5.20%         1.68%        13 months     10.42%      6.51%         71.88%
At June 30, 1998       $1,140,518    6.86%      5.20%         1.66%        15 months     10.42%      6.46%         73.98%
At March 31, 1998      $1,176,716    6.89%      5.45%         1.61%        12 months     10.00%      6.46%         78.68%
At December 31, 1997   $  994,653    7.13%      5.52%         1.61%        22 months     10.78%      6.50%         87.38%


              FIXED-RATE MORTGAGE-BACKED SECURITY CHARACTERISTICS
              ---------------------------------------------------

                                                                                                Principal Value as %
                                                      Weighted Average     Weighted Average     of Mortgage-Backed
                                 Principal Value         Coupon Rate          Asset Yield            Securities
                                ------------------    ----------------     -----------------    --------------------
                                                            (dollars in thousands)
At September 30, 1998                $410,879                6.69%               6.47%                 28.12%
At June 30, 1998                     $401,002                6.82%               6.65%                 26.02%
At March 31, 1998                    $318,954                6.85%               6.70%                 21.32%
At December 31, 1997                 $143,712                7.50%               7.08%                 12.62%

     At September 30, 1998, June 30, 1998, March 31, 1998, and December 31, 1997, the Company held Mortgage-Backed Securities with coupons linked to the one- and three-year Treasury Indices, one-month LIBOR and the six-month CD rate. The table below segments the Company's adjustable-rate Mortgage-Backed Securities by type of adjustment index, coupon adjustment frequency and annual and lifetime cap adjustment.

              ADJUSTABLE-RATE MORTGAGE-BACKED SECURITIES BY INDEX
              ---------------------------------------------------
                               SEPTEMBER 30, 1998
                               ------------------

                                                                                              1-Year              3-Year
                                                       One-Month          Six-Month          Treasury            Treasury
                                                         LIBOR             CD Rate             Index               Index
                                                       ---------          ---------          --------            --------
Weighted Average Adjustment Frequency                    1 mo.              6 mo.             20 mo.              36 mo.
Weighted Average Term to Next Adjustment                 1 mo.              3 mo.             14 mo.               9 mo.
Weighted Average Annual Period Cap                       None               1.00%              2.00%               2.00%
Weighted Average Lifetime Cap at
  September 30, 1998                                     9.14%             10.95%             11.82%              14.16%
Mortgage Principal Value as Percentage of
  Mortgage-Backed Securities at
  September 30, 1998                                    36.55%              4.44%             30.88%                .01%


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

              ADJUSTABLE-RATE MORTGAGE-BACKED SECURITIES BY INDEX
              ---------------------------------------------------
                               DECEMBER 31, 1997
                               -----------------

                                                       One-Month          Six-Month           1-Year              3-Year
                                                         LIBOR             CD Rate           Treasury            Treasury
                                                   -----------------   ---------------         Index               Index
                                                                                         -----------------   -----------------
Weighted Average Adjustment Frequency                    1 mo.              6 mo.             12 mo.              36 mo.
Weighted Average Term to Next Adjustment                 1 mo.              3 mo.              6 mo.              12 mo.
Weighted Average Annual Period Cap                       None               2.00%             1.78%               2.00%
Weighted Average Lifetime Cap at
 December 31, 1997                                       9.21%             10.88%             11.77%             14.16%

Mortgage Principal Value as Percentage of
  Mortgage-Backed Securities at December 31,             30.94%             7.81%             48.45%               .18%
   1997



     The table below shows unrealized gains and losses on the Mortgage-Backed Securities in the Company's portfolio.

                          UNREALIZED GAINS AND LOSSES
                          ---------------------------

                                                         At September 30,     At June 30,       At March 31,         At December 31,
                                                              1998               1998              1997                    1997
                                                           (dollars in        (dollars in       (dollars in          (dollars in
                                                            thousands)         thousands)        thousands)            thousands)
                                                            ----------         ----------        ----------            ----------
Unrealized Gain                                              $ 7,060            $ 2,826            $ 2,622               $ 3,253
Unrealized Loss                                               (9,164)           (4,736)             (4,710)               (1,229)
Net Unrealized Gain (Loss)                                    (2,104)           (1,910)             (2,088)                2,024
Net Unrealized Gain (Loss) as % of Mortgage-Backed
Securities Principal Value                                      0.14%             0.12%               0.14%                 0.20%
Net Unrealized Gain (Loss) as % of Mortgage-Backed
Securities Amortized Cost                                       0.14%             0.12%               0.14%                 0.20%

     INTEREST RATE AGREEMENTS

     Interest rate agreements are assets that are carried on a balance sheet at estimated liquidation value. At September 30, 1998, there were no interest rate agreements on the Company's balance sheet.

     BORROWINGS

     To date, the Company's debt has consisted entirely of borrowings collateralized by a pledge of the Company's Mortgage-Backed Securities. These borrowings appear on the balance sheet as repurchase agreements. At September 30, 1998, the Company had established uncommitted borrowing facilities in this market with twenty-three lenders in amounts which the Company believes are in excess of its needs. All of the Company's Mortgage-Backed Securities are currently accepted as collateral for such borrowings. The Company, however, limits its borrowings, and thus its potential asset growth, in order to maintain unused borrowing capacity while increasing the liquidity and strength of its balance sheet.

     For the quarter ended September 30, 1998, the term to maturity of the Company's borrowings has ranged from one day to one year, with a weighted average original term to maturity of 88 days and a weighted average remaining maturity of

29 days at September 30, 1998. Many of the Company's borrowings have a cost of funds which adjust monthly based on a fixed spread over or under one-month LIBOR or based on the daily Fed Funds rate. As a result, the average term to the next rate adjustment for the Company's borrowings is typically shorter than the term to maturity for the Company's Mortgage-Backed Securities. At September 30, 1998, the weighted average cost of funds for all of the Company's borrowings was 5.59% and the weighted average term to next rate adjustment was 29 days.

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

     STOCKHOLDERS' EQUITY

     The Company uses "available-for-sale" treatment for its Mortgage-Backed Securities; these assets are carried on the balance sheet at estimated market value rather than historical amortized cost. Based upon such "available-for-sale" treatment, the Company's equity base at September 30, 1998 was $131.0
million, or $10.30 per share.   If the Company had used historical amortized
cost accounting, the Company's equity base at September 30, 1998 would have been $133.0 million, or $10.47 per share.

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

     Unrealized changes in the estimated net market value of Mortgage-Backed Securities have one direct effect on the Company's potential earnings and dividends: positive market-to-market changes will increase the Company's equity base and allow the Company to increase its borrowing capacity while negative changes will tend to limit borrowing capacity under the Company's Capital Investment Policy. A very large negative change in the net market value of the Company's Mortgage-Backed Securities might impair the Company's liquidity position, requiring the Company to sell assets with the likely result of realized losses upon sale. "Net Unrealized Losses on Assets Available for Sale" was $2.1 million, or 0.14% of the amortized cost of Mortgage-Backed Securities at September 30, 1998.

     The table below shows the Company's equity capital base as reported and on a historical amortized cost basis at September 30, 1998, June 30, 1998, March 31, 1998 and December 31, 1997. Issuances of Common Stock, the level of GAAP earnings as compared to dividends declared, and other factors influence the historical cost equity capital base. The GAAP reported equity capital base is influenced by these factors plus changes in the "Net Unrealized Gains (Losses) on Assets Available for Sale" account.

                             STOCKHOLDERS' EQUITY
                             --------------------

                                Historical         Net Unrealized             GAAP              Historical          GAAP Reported
                              Amortized Cost      Gains (Losses) on         Reported          Amortized Cost         Equity (Book
                               Equity Base        Assets Available         Equity Base       Equity Per Share      Value) Per Share
                            ------------------           ---------                          ------------------    -----------------
                                                      for Sale            (Book Value)
                                                      --------           --------------
                                                          (dollars in thousands, except per share data)
At September 30, 1998            $132,446              ($2,105)             $130,342               $10.47               $10.30
At June 30, 1998                 $133,055              ($1,910)             $131,145               $10.43               $10.28
At March 31, 1998                $133,751              ($2,088)             $131,663               $10.48               $10.32
At December 31, 1997             $133,063               $2,024              $135,087               $10.47               $10.62

     LEVERAGE

     The Company's debt-to-GAAP reported equity ratio at September 30, 1998 was 11.1:1. The Company generally expects to maintain a ratio of debt-to-equity of between 8:1 and 12:1, although the ratio may vary from time to time based upon various factors, including management's opinion of the level of risk of its assets and liabilities, the Company's liquidity position, the level of unused borrowing capacity and over-collateralization levels required by lenders when the Company pledges assets to secure borrowings.

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

OTHER MATTERS

     The Company calculated its qualified REIT Assets, as defined in the Internal Revenue Code of 1986, as amended (the "Code"), to be 99.5% of is total assets, as compared to the Code requirement that at least 75% of its total assets must be qualified REIT Assets. The Company also calculates that 96.2% of its revenue qualifies for the 75% source of income test and 100% of its revenue qualifies for the 95% source of income test under the REIT rules. The Company also met all REIT requirements regarding the ownership of its common stock and the distributions of its net income. Therefore, as of September 30, 1998, the Company believes that it qualified as a REIT under the provisions of the Code.

     The Company at all times intends to conduct its business so as not to become regulated as an investment company under the Investment Company Act of 1940. If the Company were to become regulated as an investment company, then the Company's use of leverage would be substantially reduced. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" ("Qualifying Interests"). Under current interpretation of the staff of the Commission, in order to qualify for this exemption, the Company must maintain at least 55% of its assets directly in Qualifying Interests. In addition, unless certain mortgage securitites represent all the certificates issued with respect to an underlying pool of mortgages, such mortgage securities may be treated as securities separate from the underlying mortgage loans and, thus, may not be considered Qualifying Interests for purposes of the 55% requirement. As of September 30, 1998, the Company calculates that it is in compliance with this requirement.

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

                                    ANNALY MORTGAGE MANAGEMENT, INC.

Dated:  November 13, 1998           By:/s/  Michael A.J. Farrell
                                       -------------------------
                                    Michael A.J. Farrell
                                    Chairman of the Board and Chief Executive
                                    Officer
                                    (authorized officer of registrant)

Dated:    November 13, 1998         By:/s/  Kathryn F. Fagan
                                       ---------------------
                                    Kathryn F. Fagan
                                    Chief Financial Officer and Treasurer
                                    (principal accounting officer)