Form 10-K
period 1998-12-31
ANNALY MORTGAGE MANAGEMENT INC
filed 1999-04-01
CIK 1043219

                     SECURITIES AND  EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

      FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                  (MARK ONE)

      X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1998

                                      OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM                   TO

                       COMMISSION FILE NUMBER:  1-13447

                       ANNALY MORTGAGE MANAGEMENT, INC.
      (Exact Name of Registrant as Specified in its Governing Instruments)


          MARYLAND                                      22-3479661
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation of organization)                 Identification Number)


                       12 East 41st Street, Suite 700
                          New York, New York 10017
                   (Address of Principal Executive Offices)

                                (212) 696-0100
             (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                 Name of Each Exchange on Which Registered

Common Stock, Par Value $.01 Per Share        New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

     None.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                 Yes  X      No


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

At March 25, 1999 the aggregate market value of the voting stock held by non-affiliates of the Registrant was $119,537,928.

The number of shares of the Registrant's Common Stock outstanding on March 25, 1999 was 12,696,798

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's definitive Proxy Statement dated March 25, 1999, issued in connection with the 1999 Annual Meeting of Stockholders of the Registrant to be held on May 17, 1999 are incorporated by reference into Parts I And III.

ANNALY MORTGAGE MANAGEMENT, INC.
---------------------------------------------

                         1999 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                    PART I
                                                                    PAGE
ITEM 1.    BUSINESS                                                 1-31

ITEM 2.    PROPERTIES                                                 32

ITEM 3.    LEGAL PROCEEDINGS                                          32

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        32

                                    PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY
           AND RELATED SHAREHOLDER MATTERS                            32

ITEM 6.    SELECTED FINANCIAL DATA                                 33-34

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                     35-48

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISK                                              49-50

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                51

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE                     51

                                   PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT         51

ITEM 11.   EXECUTIVE COMPENSATION                                     51

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT                                             51

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS             51

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
           ON FORM 8-K                                              51-52

FINANCIAL STATEMENTS                                             F-1 TO F-14

SIGNATURES                                                            61

EXHIBIT INDEX                                                         62

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

   Annaly Mortgage Management, Inc. specializes in investing in Mortgage-Backed Securities. Its principal business objective is to generate net income for distribution to stockholders from the spread between the interest income on its Mortgage-Backed Securities (as defined below) and the costs of borrowing to finance its acquisition of Mortgage-Backed Securities. The Company has elected to be taxed as a Real Estate Investment Trust, (a "REIT"). The Company is self-advised and self-managed. The management of the Company manages the day-to-day operations, subject to the supervision of the Company's Board of Directors.

   Certain statements contained herein are not, and certain statements contained in future filings by the Company with the Securities and Exchange Commission (the "Commission"), in the Company's press releases or in the Company's other "public or shareholder communications may not be, based on historical facts and are "Forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements which are based on various assumptions, (some of which are beyond the Company's control) may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as "may," "will," "believe," "expect," "anticipate," "continue," or similar terms or variations on those terms, or the negative of those terms. Actual results could differ materially from those set forth in forward-looking statements due to a variety of factors, including, but not limited to, changes in interest rates, changes in yield curve, changes in prepayment rates, the availability of Mortgage-Backed Securities for purchase, the availability of financing and, if available, the terms of any such financing. For a discussion of the risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, see "Risk Factors." The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

   Reference is made to the Glossary commencing on page 53 of this report for definitions of terms used in the following description of the Company's business and elsewhere in this report.


                               BUSINESS STRATEGY

GENERAL

   The Company's principal business objective is to generate income for distribution to its stockholders, primarily from the net cash flows on its Mortgage-Backed Securities qualifying as Qualified REIT Real Estate Assets (as defined below). The Company's net cash flows result primarily from the difference between (i) the interest income on its Mortgage-Backed Security investments and (ii) the borrowing and financing costs of the Mortgage-Backed Securities. To achieve its business objective and generate dividend yields, the Company's strategy is:

       . to purchase Pass-Through Certificates, CMOs and other Mortgage-Backed interest rates based on changes in short-term market interest rates;

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

   The Company obtains cost efficiencies through its facilities-sharing arrangement with Fixed Income Discount Advisory Company, ("FIDAC") and by virtue of management's experience in managing portfolios of Mortgage-Backed Securities and in arranging collateralized borrowings. The Company will strive to become even more cost-efficient over time by:

       . seeking to raise additional capital from time to time in order to increase its ability to invest in Mortgage- Backed Securities as operating costs are not anticipated to increase as quickly as assets and because growth will increase the Company's purchasing influence with suppliers of Mortgage-Backed Securities;

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

   To date, all of the Mortgage-Backed Securities acquired by the Company have been Agency Certificates or CMO's issued or guaranteed by FHLMC, FNMA or GNMA, which carry an implied "AAA" rating. Prior to acquiring any unrated securities, the Company intends to engage an independent consultant with expertise in rating "investment grade" securities to assist the Company in evaluating the creditworthiness of such securities and determining whether such securities are qualified to be purchased under the Capital Investment Policy. In making such evaluations, the Company will look at similar criteria utilized by S&P and other
nationally recognized rating organizations.   Such criteria may include a review
of the cash flow and other characteristic of the security, an analysis of the components of the security and a valuation of comparable assets.

   The Company acquires only those Mortgage-Backed Securities which the Company believes it has the necessary expertise to evaluate and manage, which are consistent with the Company's balance sheet guidelines and risk management objectives and which the Company believes can be readily financed. Since the intention of the Company is generally to hold its Mortgage-Backed Securities until maturity, the Company generally does not seek to acquire assets whose investment returns are only attractive in a limited range of scenarios. The Company believes that future interest rates and mortgage prepayment rates are very difficult to predict. Therefore, the Company seeks to acquire Mortgage-Backed Securities, which the Company believes will provide acceptable returns over a broad range of interest rate and prepayment scenarios.

     The Mortgage-Backed Securities acquired and to be acquired by the Company to date have consisted of Pass-Through Certificates and CMOs, and may in the future include other Mortgage-Backed Securities, including mortgage derivative securities representing the right to receive interest only or a disproportionately large amount of interest. The Agency certificates acquired by the Company to date have included both adjustable and fixed-rate securities. The CMO's acquired by the Company to date similarly have included both adjustable-rate CMO's (commonly referred to as "floater") and fixed-rate CMO's. It is expected in the future that the Mortgage-Backed securities to be acquired by the Company will continue to consist primarily of Agency Certificates and CMO's issued or guaranteed by FHLMC, FNMA or GNMA. The Company has not and will not invest in REMIC residuals, other CMO residuals or Mortgage-Backed Securities, such as inverse floaters, which have imbedded leverage as part of their structural characteristics.

   DESCRIPTION OF MORTGAGE-BACKED SECURITIES

   The Mortgage-Backed Securities in which the Company invests provide funds for mortgage loans made primarily to residential homeowners. These include securities, which represent interests in pools of mortgage loans made by lenders such as savings and loan institutions, mortgage bankers and commercial banks. Pools of mortgage loans are assembled for sale to investors (such as the Company) by various governmental, government-related and private organizations.

   Interests in pools of Mortgage-Backed Securities differ from other forms of traditional debt securities, which normally provide for periodic payments of interest in fixed amounts with principal payments at maturity or specified call dates. Instead, Mortgage-Backed Securities provide for a monthly payment, which consists of both interest and principal. In effect, these payments are a "pass-through" of the monthly interest and principal payments made by the individual borrower on its residential mortgage loans, net of any fees paid to the issuer or guarantor of such securities. Additional payments result from prepayments of principal resulting from the sale of the underlying residential property, refinancing or foreclosure, net of fees or costs, which may be incurred. Some mortgage-backed securities, such as securities issued by GNMA, are described as "modified pass-through." These securities entitle the holder to receive all interest and principal payments owed on the mortgage pool, net of certain fees, regardless of whether or not the mortgagors actually make mortgage payments when due.

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

     FHLMC Certificates may be backed by pools of Single-Family Mortgage Loans or Multifamily Mortgage Loans. Such underlying Mortgage Loans may have original terms to maturity of up to 40 years. FHLMC Certificates may be issued under cash programs (composed of Mortgage Loans purchased from a number of sellers) or guarantor programs (composed of Mortgage Loans purchased from one seller in exchange for participation certificates representing interests in the Mortgage Loans purchased). FHLMC Certificates may pay interest at a fixed rate or adjustable rate. The interest rate paid on FHLMC ARM Certificates adjusts periodically within 60 days prior to the month in which the interest rates on the underlying Mortgage Loans adjust. The interest rates paid on FHLMC ARM Certificates issued under FHLMC's standard ARM programs adjust in relation to the Treasury Index. Other specified indices used in FHLMC ARM programs include the 11th District Cost of Funds Index published by the Federal Home Loan Bank of San Francisco, LIBOR and other indices. Interest rates paid on fully-indexed FHLMC ARM Certificates equal the applicable index rate plus a specified number of basis points ranging typically from 125 to 250 basis points. In addition, the majority of series of FHLMC ARM Certificates issued to date have evidenced pools of Mortgage Loans with monthly, semi-annual or annual interest adjustments. Adjustments in the interest rates paid are generally limited to an annual increase or decrease of either 100 or 200 basis points and to a lifetime cap of 500 or 600 basis points over the initial interest rate. Certain FHLMC programs include Mortgage Loans, which allow the borrower to convert the adjustable mortgage interest rate to a fixed rate. Adjustable-Rate Mortgage Loans ("ARMs") which are converted into fixed-rate Mortgage Loans are repurchased by FHLMC or by the seller of such loan to FHLMC at the unpaid principal balance thereof plus accrued interest to the due date of the last adjustable rate interest payment. An "ARM Certificate" means a Mortgage-Backed Security that features adjustments of the underlying interest rate at predetermined times based on an agreed margin to an established index, such as LIBOR, the Treasury Index or the CD Rate. "LIBOR" means the London Interbank Offered Rate as it may be defined, and for a period of time specified, in a Mortgage-Backed Security or borrowing of the Company. "Treasury Index" means the monthly/weekly average yield of the benchmark U.S. Treasury securities, as published by the Board of Governors of the Federal Reserve System. "CD Rate" means the weekly average of secondary market interest rates on six-month negotiable certificates of deposit, as published by the Federal Reserve Board in its Statistical Release H.15(519), Selected Interest Rates.

   FNMA CERTIFICATES

   FNMA is a privately owned, federally chartered corporation organized and existing under the Federal National Mortgage Association Charter Act (12 U.S.C.
(S) 1716 et seq.). FNMA provides funds to the mortgage market primarily by purchasing home Mortgage Loans from local lenders, thereby replenishing their funds for additional lending. FNMA guarantees to the registered holder of a FNMA Certificate that it will distribute amounts representing scheduled principal and interest (at the rate provided by the FNMA Certificate) on the Mortgage Loans in the pool underlying the FNMA Certificate, whether or not received, and the full principal amount of any such mortgage loan foreclosed or otherwise finally liquidated, whether or not the principal amount is actually received. The obligations of FNMA under its guarantees are solely those of FNMA and are not backed by the full faith and credit of the United States. If FNMA were unable to satisfy such obligations, distributions to holders of FNMA Certificates would consist solely of payments and other recoveries on the underlying Mortgage Loans and, accordingly, monthly distributions to holders of FNMA Certificates would be affected by delinquent payments and defaults on such Mortgage Loans.

   FNMA Certificates may be backed by pools of Single-Family or Multifamily Mortgage Loans. The original terms to maturities of the Mortgage Loans generally do not exceed 40 years. FNMA Certificates may pay interest at a fixed rate or adjustable rate. Each series of FNMA ARM Certificates bears an initial interest rate and margin tied to an index based on all loans in the related pool, less a fixed percentage representing servicing compensation and FNMA's guarantee fee. The specified index used in each such series has included the Treasury Index, the 11th District Cost of Funds Index published by the Federal Home Loan Bank of San Francisco, LIBOR and other indices. Interest rates paid on fully-indexed FNMA ARM Certificates equal the applicable index rate plus a specified number of basis points ranging typically from 125 to 250 basis points. In addition, the majority of series of FNMA ARM Certificates issued to date have evidenced pools of Mortgage Loans with monthly, semi-annual or annual interest rate adjustments. Adjustments in the interest rates paid are generally limited to an annual increase or decrease of either 100 or 200 basis points and to a lifetime cap of 500 or 600 basis points over the initial interest rate. Certain FNMA programs include Mortgage Loans, which allow the borrower to convert the adjustable mortgage interest rate of its ARM to a fixed rate. ARMs which are converted into fixed-rate Mortgage Loans are repurchased by FNMA or by the seller of such loans to FNMA at the unpaid principal balance thereof plus accrued interest to the due date of the last adjustable rate interest payment. Adjustments to the interest rates on FNMA ARM Certificates are typically subject to lifetime caps and periodic rate or payment caps.

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

  Other types of CMO issues include Targeted Amortization Class CMOs ("TAC Bonds"), that are similar to PAC Bonds. While PAC Bonds maintain their amortization schedule within a specified range of prepayment speeds, TAC Bonds are generally targeted to a narrow range of prepayment speeds or a specified prepayment speed. TAC Bonds can provide protection against prepayment uncertainty since cash flows generated from higher prepayments of the underlying mortgage-related assets are applied to the various other pass-through tranches so as to allow the TAC Bonds to maintain their amortization schedule.

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

  One or more tranches of a CMO may have coupon rates, which reset periodically at a specified increment over an index such as LIBOR. These adjustable rate tranches known as "floating rate CMOs", or "floaters" may be backed by fixed or adjustable-rate mortgages. To date, fixed-rate mortgages have been more commonly utilized for this purpose. Floating rate CMOs are typically issued with lifetime caps on the coupon rate thereon. These caps, similar to the caps on adjustable-rate mortgages described in "Floating Rate Mortgage-Backed Securities" below, represent a ceiling beyond which the coupon rate on a floating rate CMO may not be increased regardless of increases in the interest rate index to which the floating rate CMO is geared.

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

  SUBORDINATED INTERESTS

  The Company may acquire Subordinated Interests, which are classes of Mortgage-Backed Securities that are junior to other classes of such series of Mortgage-Backed Securities in the right to receive payments from the underlying mortgages. The subordination is for credit enhancement and may be for all payment failures on the Mortgage Loans securing or underlying such series of Mortgage-Backed Securities. The subordination will not be limited to those resulting from certain types of risks, such as those resulting from war, earthquake or flood, or the bankruptcy of a mortgagor. The subordination may be for the entire amount of the series of Mortgage-Backed Securities or may be limited in amount. The Subordinated Interests held by the Company will be part of its Limited Investment Assets that in the aggregate will not constitute more than 25% of the Company's total assets.

  It is anticipated that substantially all of the Subordinated Interests which the Company may acquire will be rated at least investment grade by one of the rating agencies. If not so rated, the Company will establish reserves against future potential losses in an amount equivalent to the credit enhancement required to achieve an investment grade credit rating.

  Any Subordinated Interests acquired by the Company will be limited in amount and bear yields which the Company believes are commensurate with the risks involved. The market for Subordinated Interests is not extensive and may be illiquid. In addition, the Company's ability to sell Subordinated Interests will be limited by Sections 856 through 860 of the Code, (the "REIT Provisions of the Code"). Accordingly, the Company intends to purchase Subordinated Interests for investment purposes only. Although publicly offered Subordinated Interests generally will be rated, the risks of ownership will be substantially the same as the ownership of unrated Subordinated Interests because the rating does not address the possibility that the Company might suffer a lower than anticipated yield or fail to recover its initial investment. The Company will not purchase any Subordinated Interests that do not qualify as Qualified REIT Real Estate Assets.

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

POLICIES AND PROCEDURES

  CAPITAL INVESTMENT POLICIES

   Under the Capital Investment Policy adopted by the Company, at least 75% of the Company's total assets are comprised of "High Quality" Mortgage-Backed Securities and "High Quality" Short-Term Investments. The term "High Quality" as used herein means securities (i) which are rated within one of the two highest rating categories by at least one of the nationally recognized rating agencies, (ii) that are unrated but are either guaranteed by the United States government or an agency of the United States government, or (iii) that are unrated or whose ratings have not been updated but are determined to be of comparable quality to rated High Quality Mortgage-Backed Securities on the basis of credit enhancement features that meet the High Quality credit criteria approved by the Company's Board of Directors. The remainder of the Company's assets, comprising not more than 25% of total assets, may consist of other Qualified REIT Real Estate Assets which are unrated or rated less than High Quality but which are at least "investment grade" (rated "BBB" or better by S&P or the equivalent by another nationally recognized rating organization (each, a "Rating Agency")) or, if not rated, are determined by the Company to be of comparable credit quality to an investment which is rated "BBB" or better.
Prior to investing in any unrated securities, the Company will follow certain procedures described under "Mortgage-Backed Securities -- General." See "Risk Factors -- Operations Risks -- Risks of Unrated Assets." Mortgage-Backed Securities to be acquired by the Company may include, but will not be limited to, Mortgage-Backed Securities backed by single-family residential mortgage loans and Mortgage-Backed Securities backed by loans on multi-family, commercial or other real estate-related properties.

   At December 31, 1998 and 1997, all of the Mortgage-Backed Securities held by the Company were Agency Certificates or CMO's issued or guaranteed by FHLMC, FNMA, or GNMA which, although not rated, carry an implied "AAA" rating. All such Securities held by the Company at December 31, 1998 and 1997 were backed by Single-Family Mortgage Loans, of which at December 31, 1998 and 1997, approximately 69% and 87%, respectively, had coupon rates which adjust over time (subject to certain limitations and lag periods) in conjunction with changes in
short-term interest rates.   The Company intends to continue to invest primarily
in adjustable-rate Mortgage-Backed Securities. The Company may also invest on a limited basis in mortgage derivative securities representing the right to receive interest only or a disproportionately large amount of interest. The Company has not and will not invest in real estate mortgage investment conduit ("REMIC") residuals, other CMO residuals or any Mortgage-Backed Securities, such as inverse floaters, which have imbedded leverage as part of their structural characteristics. At December 31, 1998 and 1997, the weighted average yield on the Company's portfolio of earning assets was 6.43% and 6.57%, respectively.

   The Company attempts to structure its borrowings to have interest rate adjustment indices and interest rate adjustment periods that, on an aggregate basis, correspond generally (within a range of one to six months) to the interest rate adjustment indices and periods of the adjustable-rate Mortgage-Backed Securities owned by the Company. However, the Company is subject to the risk that periodic rate adjustments on borrowings may be less frequent than rate adjustments on its Mortgage-Backed Securities. At December 31, 1998 and 1997, the weighted average cost of funds for all of the Company's borrowings was 5.21% and 6.16%, respectively, and the weighted average term to next rate adjustment of such borrowings was 29 days and 16 days, respectively. See "Risk Factors -- Operations Risks -- Risks Associated with Differences Between Mortgage-Backed Security and Borrowing Characteristics; Rate Adjustment Caps".

   The Company generally expects to maintain a ratio of debt-to-equity of between 8:1 and 12:1, although the ratio may vary from time to time depending upon market conditions and other factors deemed relevant by management of the Company. For purposes of calculating this ratio, the Company's equity is equal to the value of the Company's investment portfolio on a mark-to-market basis, less the book value of the Company's obligations under repurchase agreements and other collateralized borrowings. At December 31, 1998 and 1997, the ratio of debt-to-equity of the Company was 10:1 and 7:1, respectively.

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

   The Company constantly monitors its Mortgage-Backed Securities and the income from such assets and, to the extent the Company enters into hedging transactions in the future, will monitor income from its hedging transactions as well, so as to ensure at all times that the Company maintains its qualification as a REIT and its exempt status under the Investment Company Act of 1940, as amended (the "Investment Company Act"). See "Certain Federal Income Tax Considerations" and "Risk Factors -- Legal and Other Risks."

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

  CAPITAL AND LEVERAGE

  The Company expects generally to maintain a ratio of debt-to-equity of between 8:1 and 12:1, although the ratio may vary from time to time depending upon market conditions and other factors deemed relevant by management, including the composition of the Company's balance sheet, haircut levels required by lenders, the market value of the Mortgage-Backed Securities in the Company's portfolio and "Excess Capital Cushion" percentages (as described below) set by the Board of Directors from time to time. For purposes of calculating this ratio, the Company's equity is equal to the value of the Company's investment portfolio on a mark-to-market basis less the book value of the Company's obligations under repurchase agreements and other collateralized borrowings. At December 31, 1998 and 1997, the Company's ratio of debt-to-equity was 10:1 and 7:1, respectively.

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

  The first component of the Company's capital requirements is the current aggregate over-collateralization amount or "haircut" the lenders require the Company to hold as capital. The haircut for each Mortgage-Backed Security is determined by the lender based on the risk characteristics and liquidity of that asset. Haircut levels on individual borrowings generally range from 3% to 5% for Agency Certificates to 20% for certain Privately-Issued Certificates, and the Company anticipates that haircut levels will average 3% to 10% for the Company as a whole. At December 31, 1998, the weighted average haircut level on the Company's securities was 3.5%. At December 31, 1997, the weighted average haircut level on the Company's securities was 3.6%. Should the market value of the pledged assets decline, the Company will be required to deliver additional collateral to the lenders in order to maintain a constant over-collateralization level on its borrowings.

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

  The Capital Investment Policy stipulates that at least 25% of the capital base maintained to satisfy the Excess Capital Cushion shall be invested in Agency Certificates, AAA-rated adjustable-rate Mortgage-Backed Securities or assets with similar or better liquidity characteristics. To date, 100% of the Company's Mortgaged-Backed Securities are Agency Certificates, though this may change in the future.

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

  It is expected that repurchase agreements will continue to be the principal financing devices utilized by the Company to leverage its Mortgage-Backed Securities portfolio. The Company anticipates that, upon repayment of each borrowing in the form of a repurchase agreement, the collateral will immediately be used for borrowing in the form of a new repurchase agreement. To date, the Company has entered into uncommitted facilities with twenty-three (23) lenders for borrowings in the form of repurchase agreements. The Company has not at the present time entered into any commitment agreements under which the lender would be required to enter into new repurchase agreements during a specified period of time, nor does the Company presently plan to have liquidity facilities with commercial banks. The Company, however, may enter into such commitment agreements in the future if deemed favorable to the Company. The Company enters into repurchase agreements primarily with national broker/dealers, commercial banks and other lenders which typically offer such financing. The Company enters into collateralized borrowings only with financial institutions meeting credit standards approved by the Company's Board of Directors, and monitors the financial condition of such institutions on a regular basis.

  A repurchase agreement, although structured as a sale and repurchase obligation, acts as a financing under which the Company effectively pledges its Mortgage-Backed Securities as collateral to secure a short-term loan. Generally, the other party to the agreement makes the loan in an amount equal to a percentage of the market value of the pledged collateral. At the maturity of the repurchase agreement, the Company is required to repay the loan and correspondingly receives back its collateral. While used as collateral, Mortgage-Backed Securities continue to pay principal and interest which inure to the benefit of the Company. In the event of the insolvency or bankruptcy of the Company, certain repurchase agreements may qualify for special treatment under Title II of the United States Code (the "Bankruptcy Code") , the effect of which is, among other things, to allow the creditor under such agreements to avoid the automatic stay provisions of the Bankruptcy Code and to foreclose on the collateral agreements without delay. In the event of the insolvency or bankruptcy of a lender during the term of a repurchase agreement, the lender may be permitted, under applicable insolvency laws, to repudiate the contract, and the Company's claim against the lender for damages therefrom may be treated simply as an unsecured creditor. In addition, if the lender is a broker or dealer subject to the Securities Investor Protection Act of 1970, or an insured depository institution subject to the Federal Deposit Insurance Act, the Company's ability to exercise its rights to recover its securities under a repurchase agreement or to be compensated for any damages resulting from the lender's insolvency may be further limited by those statutes. These claims would be subject to significant delay and, if and when received, may be substantially less than the damages actually suffered by the Company.

  Substantially all of the Company's borrowing agreements require the Company to deposit additional collateral in the event the market value of existing collateral declines, which may require the Company to sell assets to reduce the Company's borrowings. The Company's liquidity management policy is designed to maintain a cushion of equity sufficient to provide required liquidity to respond to the effects under its borrowing arrangements of interest rate movements and changes in market value of its Mortgage-Backed Securities, as described above. However, a major disruption of the repurchase or other market relied on by the Company for short-term borrowings would have a material adverse effect on the Company unless the Company were able to arrange alternative sources of financing on comparable terms. See "Risk Factors -- Operations Risks -- Risks Associated with Leverage" and -- Risk of Decrease in Net Interest Income Due to Interest Rate Fluctuations."

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

  Although it has not done so to date, the Company may purchase from time to time interest rate caps, interest rate swaps, interest rate collars, caps or floors, "interest only" Mortgage-Backed Securities and similar instruments to attempt to mitigate the risk of the cost of its variable rate liabilities increasing at a faster rate than the earnings on its assets during a period of rising interest rates or to mitigate prepayment risk. In this way, the Company may hedge as much of the interest rate risk as management determines is in the best interests of the stockholders of the Company, given the cost of such hedging transactions and the need to maintain the Company's status as a REIT. See "Certain Federal Income Tax Considerations -- General -- Gross Income Tests." This determination may result in management electing to have the Company bear a level of interest rate risk that could otherwise be hedged when management believes, based on all relevant facts, that bearing such risk is advisable.

  The Company seeks to build a balance sheet and undertake an interest rate risk management program which is likely, in management's view, to enable the Company to generate positive earnings and maintain an equity liquidation value sufficient to maintain operations given a variety of potentially adverse circumstances. Accordingly, the hedging program addresses both income preservation, as discussed in the first part of this section, and capital preservation concerns. With regard to the latter, the Company monitors its "duration." This is the expected percentage change in market value of the Company's assets that would be caused by a 1% change in short and long term interest rates. To monitor duration and the related risks of fluctuations in the liquidation value of the Company's equity, the Company models the impact of various economic scenarios on the market value of the Company's Mortgage-Backed Securities, liabilities and interest rate agreements. See "Risk Factors -- Operations Risks -- Risk of Decrease in Net Interest Income Due to Interest
Rate Fluctuations."   At December 31, 1998 and 1997, the Company estimates that
the weighted average duration of the Company's assets was 2% for both. The Company believes that the Company's interest rate risk management program will allow the Company to maintain operations throughout a wide variety of potentially adverse circumstances. Nevertheless, in order to further preserve the Company's capital base (and lower its duration) during periods when management believes a trend of rapidly rising interest rates has been established, management may decide to enter into or increase hedging activities and/or sell assets. Each of these types of actions may lower the earnings and dividends of the Company in the short term in order to further the objective of maintaining attractive levels of earnings and dividends over the long term.

     The Company may elect to conduct a portion of its hedging operations through one or more subsidiary corporations which would not be a Qualified REIT Subsidiary and would be subject to Federal and state income taxes. "Qualified REIT Subsidiary" means a corporation whose stock is entirely owned by the REIT at all times during such corporation's existence. In order to comply with the nature of asset tests applicable to the Company as a REIT, the value of the securities of any subsidiary held by the Company (other than a Qualified REIT Subsidiary) must be limited to less than 5% of the value of the Company's total assets as of the end of each calendar quarter and no more than 10% of the voting securities of any such subsidiary may be owned by the Company. See "Certain Federal Income Tax Considerations -- General -- Asset Tests." A taxable subsidiary would not elect REIT status and would distribute any net profit after taxes to the Company and its other stockholders. Any dividend income received by the Company from any such taxable subsidiary (combined with all other income generated from the Company's assets, other than Qualified REIT Real Estate Assets) must not exceed 25% of the gross income of the Company. See "Certain Federal Income Tax Considerations -- General -- Gross Income Tests." Before the Company forms any such taxable subsidiary corporation for its hedging activities, the Company will obtain an opinion of counsel to the effect that the formation and contemplated method of operation of such corporation will not cause the Company to fail to satisfy the nature of assets and sources of income tests applicable to it as a REIT.

  The Company believes that it has developed a cost-effective asset/liability management program to provide a level of protection against interest rate and prepayment risks. However, no strategy can completely insulate the Company from interest rate changes, prepayment risks and defaults by counter-parties. Further, as noted above, certain of the Federal income tax requirements that the Company must satisfy to qualify as a REIT limit the Company's ability to fully hedge its interest rate and prepayment risks. The Company monitors carefully, and may have to limit, its asset/liability management program to assure that it does not realize excessive hedging income, or hold hedging assets having excess value in relation to total assets, which would result in the Company's disqualification as a REIT or, in the case of excess hedging income, the payment of a penalty tax for failure to satisfy certain REIT income tests under the Code, provided such failure was for reasonable cause. See "Certain Federal Income Tax Considerations -- General." In addition, asset/liability management involves transaction costs which increase dramatically as the period covered by the hedging protection increases. Therefore, the Company may be prevented from effectively hedging its interest rate and prepayment risks.

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

     The Company has elected to become subject to tax as a REIT, for Federal income tax purposes, commencing with the taxable year ending December 31, 1997. The Board of Directors of the Company currently expects that the Company will continue to operate in a manner that will permit the Company to maintain its qualification as a REIT for the taxable year ending December 31, 1997 and in each taxable year thereafter. This treatment will permit the Company to deduct dividend distributions to its stockholders for Federal income tax purposes, thus effectively eliminating the "double taxation" that generally results when a corporation earns income and distributes that income to its stockholders in the form of dividends.

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

     The following is a brief summary of certain technical requirements that the Company must meet on an ongoing basis in order to qualify, and remain qualified, as a REIT under the Code:

     STOCK OWNERSHIP TESTS

     (i) The capital stock of the Company must be transferable, (ii) the capital stock of the Company must be held by at least 100 persons during at least 335 days of a taxable year of 12 months (or during a proportionate part of a taxable year of less than 12 months), and (iii) no more than 50% of the value of such capital stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of the taxable year. Tax-exempt entities, other than private foundations and certain unemployment compensation trusts, are generally not treated as individuals for these purposes. The requirements of items (ii) and (iii) above are not applicable to the first taxable year for which an election to be taxed as a REIT is made. However, these stock ownership requirements must be satisfied in the Company's second taxable year and in each subsequent taxable year. The Company's Articles of Incorporation provide restrictions regarding the transfer of the Company's shares in order to aid in meeting the stock ownership requirements. See "Description of Capital Stock -- Restrictions on Ownership and Transfer."

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

     At December 31, 1998 and 1997, 100% of the Company's assets were Qualified REIT Real Estate Assets. The Company expects that substantially all of its assets will continue to be Qualified REIT Real Estate Assets. In addition, the Company does not expect that the value of any security of any one entity would ever exceed 5% of the Company's total assets, and the Company does not expect to own more than 10% of any one issuer's voting securities.

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

     TAXABLE SUBSIDIARIES

     Hedging activities and the creation of Mortgage-Backed Securities through securitization may be done through a taxable subsidiary of the Company. The Company and one or more other entities may form and capitalize one or more taxable subsidiaries. In order to ensure that the Company would not violate the more than 10% voting stock of a single issuer limitation described above, the Company would own only nonvoting preferred and common stock and the other entities would own all of the voting common stock. The value of the Company's investment in such a subsidiary must also be limited to less than 5% of the value of the Company's total assets at the end of each calendar quarter so that the Company can also comply with the 5% of value, single issuer asset limitation described above under "-- General -- Asset Tests." The taxable subsidiary would not elect REIT status and would distribute only net after-tax profits to its stockholders, including the Company. Before the Company engages in any hedging or securitization activities or forms any such taxable subsidiary corporation, the Company will obtain an opinion of its tax advisor to the effect that such activities or the formation and contemplated method of operation of such corporation will not cause the Company to fail to satisfy the REIT Asset and REIT Gross Income Tests.

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

     Distributions to certain types of tax-exempt stockholders exempt from Federal income taxation under sections 501 (c) (7), (c) (9), (c) (17), and (c)
(20) of the Code may also constitute UBTI, and such prospective investors should consult their tax advisors concerning the applicable "set aside" and reserve requirements.

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

                                  COMPETITION

     The Company believes that its principal competition in the business of acquiring and holding Mortgage-Backed Securities are financial institutions such as banks, savings and loans, life insurance companies, institutional investors such as mutual funds and pension funds, and certain other investors such as mutual funds and pension funds, and certain other mortgage REITs. The existence of these competitive entities, as well as the possibility of additional entities forming in the future, may increase the competition for the acquisition of mortgage-backed securities resulting in higher prices and lower yields on such assets.


                                 RISK FACTORS

OPERATIONS RISKS

     GENERAL

     The results of the Company's operations are affected by various factors, many of which are beyond the control of the Company. The results of the Company's operations depend on, among other things, the level of net interest income generated by the Company's Mortgage-Backed Securities, the market value of such Mortgage-Backed Securities and the supply of and demand for such Mortgage-Backed Securities. The Company's net interest income varies primarily as a result of changes in short-term interest rates, borrowing costs and prepayment rates, the behavior of which involves various risks and uncertainties as set forth below. Prepayment rates, interest rates and borrowing costs depend on the nature and terms of the Mortgage-Backed Securities, conditions in financial markets, the fiscal and monetary policies of the United States government and the Board of Governors of the Federal Reserve System, international economic and financial conditions, competition and other factors, none of which can be predicted with any certainty. Since changes in interest rates may significantly affect the Company's activities, the operating results of the Company depend, in large part, upon the ability of the Company to effectively manage its interest rate and prepayment risks while maintaining its status as a REIT. See "-- Risks Associated with Interest Rate Changes and Hedging" and "Business Strategy --Capital Investment Policy -- Interest Rate Risk Management."

     RISKS ASSOCIATED WITH DIFFERENCES BETWEEN MORTGAGE-BACKED SECURITY AND BORROWING CHARACTERISTICS; RATE ADJUSTMENT CAPS

     At December 31, 1998 and 1997, all of the Mortgage-Backed Securities held by the Company were Agency Certificates and CMO's backed by Single-Family Mortgage Loans, of which approximately 69% and 87%, respectively had coupon rates which adjust over time (subject to certain limitations and lag periods) in conjunction with changes in short-term interest rates, such adjustments being based on an objective index such as LIBOR, the Treasury Index or the CD Rate. It is expected in the future that a substantial portion of the Company's Mortgage-Backed Securities will continue to consist of adjustable-rate Pass-Through Certificates ("ARM Certificates") or floating rate CMOs which also will be subject to periodic interest rate adjustments based on such objective indices ("Floaters").

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

     The Company's adjustable-rate Mortgage-Backed Securities are subject to periodic rate adjustments which may not be matched precisely with increases or decreases in rates borne by the borrowings or financings utilized by the Company. In addition, the Company's fixed-rate Mortgage-Backed securities do not provide for any rate adjustments. Accordingly, in a period of increasing interest rates, the Company could experience a decrease in net interest income or a net loss because the interest rates on borrowings could adjust faster than the interest rates on the Company's adjustable-rate Mortgage-Backed Securities or because interest rates on the Company's borrowings could increase without a corresponding adjustment in the interest rates on the Company's fixed-rate Mortgage-Backed Securities.

     Interest rates on the Company's adjustable-rate Mortgage-Backed Securities are subject typically to periodic and lifetime interest rate caps which limit the amount an interest rate can change during any given period. The Company's borrowings are not subject to similar restrictions. Hence, in a period of rapidly increasing interest rates, the Company could also experience a decrease in net interest income or a net loss because the interest rates on borrowings could increase without limitation while the interest rates on the Company's Mortgage-Backed Securities (consisting primarily of ARM Certificates and Floaters) would be limited by caps. While the Company may hedge certain risks associated with interest rate increases, no hedging strategy can insulate the Company completely from interest rate risk. To date, the Company has not entered into any interest rate hedging agreements.

     The Company expects that the net effect of these factors, all other factors being equal, could be to lower the Company's net interest income or cause a net loss during periods of rapidly rising market interest rates, which could negatively impact the level of dividend distributions and reduce the market price of the Common Stock. This reduction in net income, or net loss, could occur in an increasing interest rate environment as a result of interest rate increases in borrowings which are more rapid than interest rate increases on the Company' adjustable-rate Mortgage-Backed Securities or as a result of periodic and lifetime interest rate caps on the Company's adjustable-rate Mortgage-Backed Securities.

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

     The Company expects generally to maintain a ratio of debt-to-equity of between 8:1 and 12:1, although the ratio may vary from time to time depending upon market conditions and other factors deemed relevant by management. However, the Company is not limited under its Bylaws in respect of the amount of its borrowings, whether secured or unsecured, and the debt-to-equity ratio could at times be greater than 12:1. For purposes of calculating the debt-to-equity ratio, the Company's equity equals the value of the Company's investment portfolio on a mark-to-market basis less the book value of the Company's obligations under repurchase agreements and other collateralized borrowings.
At December 31, 1998 and 1997, the debt-to-equity ratio of the Company was 10:1 and 7:1, respectively.

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

     RISK OF DECLINE IN MARKET VALUE OF MORTGAGE-BACKED SECURITIES; MARGIN CALLS AND DEFAULTS

     Although, at December 31, 1998 and 1997 and as of the date hereof, none of the Company's Mortgage-Backed Securities were or are cross-collateralized to secure multiple borrowing obligations of the Company to a single lender, the Company's Mortgaged-Backed Securities may be cross-collateralized in the future. A decline in the market value of such assets may limit the Company's ability to borrow or result in lenders initiating margin calls (i.e., requiring a pledge of cash or additional Mortgage-Backed Securities to re-establish the ratio of the amount of the borrowing to the value of the collateral). The Company's fixed-rate Mortgage-Backed Securities generally are more susceptible to margin calls as increases in interest rates tend to more negatively affect the market value of fixed-rate Mortgage-Backed Securities than adjustable-rate Mortgage-Backed Securities. This remains true despite effective hedging against such fluctuations as the hedging instruments may not be part of the collateral securing the collateralized borrowings. Additionally, it may be difficult to realize the full value of the hedging instrument when desired for liquidity purposes due to the applicable REIT Provisions of the Code. The Company could be required to sell Mortgage-Backed Securities under adverse market conditions in order to maintain liquidity. Such sales may be effected by the Company when deemed necessary in order to preserve the capital base of the Company. If these sales were made at prices lower than the amortized cost of the Mortgage-Backed Securities, the Company would experience losses. A default by the Company under its collateralized borrowings could also result in a liquidation of the collateral, including any cross-collateralized assets, and a resulting loss of the difference between the value of the collateral and the amount borrowed.

     Additionally, in the event of a bankruptcy of the Company, certain repurchase agreements may qualify for special treatment under the Bankruptcy Code, the effect of which is, among other things, to allow the creditors under such agreements to avoid the automatic stay provisions of the Bankruptcy Code and to liquidate the collateral under such agreements without delay.

     To the extent the Company is compelled to liquidate Mortgage-Backed Securities qualifying as Qualified REIT Real Estate Assets to repay borrowings, the Company may be unable to comply with the REIT Provisions of the Code regarding assets and sources of income requirements, ultimately jeopardizing the Company's status as a REIT. The Code does not provide for any mitigating provisions with respect to the 30% Gross Income Test for the period ended December 31, 1997. Accordingly, if the Company failed to meet the 30% Gross Income Test, its status as a REIT would terminate automatically. The 30% Gross Income Test means the requirement for each taxable year that less than 30% of the Company's gross income is derived from the sale of Qualified REIT Real Estate Assets held for less than four years, stock or securities held for less than one year (including certain interest rate swap and cap agreements entered into to hedge variable rate debt incurred to acquire Qualified Real Estate Assets) and certain "dealer" property. Pursuant to recently enacted legislation, the 30% Gross Income Test has been repealed for taxable years beginning after August 5, 1997. See "Certain Federal Income Tax Considerations -- General -- Asset Tests", "-- Gross Income Tests" and "-- Recent Legislation."

     RISKS OF INCREASED BORROWING COSTS AND FAILURE TO REFINANCE
     OUTSTANDING BORROWINGS

     Currently, all of the Company's borrowings are collateralized borrowings in the form of repurchase agreements. The ability of the Company to enter into repurchase agreements in the future will depend on the market value of the Mortgage-Backed Securities pledged to secure the specific borrowings, the availability of financing, and other conditions then applicable in the lending market. The Company may effect additional borrowings through using other types of collateralized borrowings, loan agreements, lines of credit, Dollar-Roll Agreements and other credit facilities with institutional lenders or through the issuance of debt securities. A "Dollar-Roll Agreement" is an agreement to sell a security for delivery on a specified future date entered into simultaneously with an agreement to repurchase the same or a substantially similar security (with the same coupon and original maturity periods) on a specified future date. The cost of borrowings under repurchase agreements generally corresponds to LIBOR plus or minus a margin, although such agreements may not expressly incorporate a LIBOR index. The cost of borrowings under other sources of funding which the Company may use may refer or correspond to other short-term indices, plus or minus a margin. The margins on such borrowings over or under LIBOR or such other short-term indices may vary depending on the lender, the nature and liquidity of the underlying collateral, the movement of interest rates, and the availability of financing in the market and other factors. Increased borrowing costs could adversely impact the Company's net income.

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

     RISK OF DECREASE IN NET INTEREST INCOME DUE TO INTEREST
     RATE FLUCTUATIONS

     At December 31, 1998 and 1997, approximately 69% and 87%, respectively, of the Company's Mortgage-Backed Securities had adjustable interest or pass-through rates based on short-term interest rates, and all of the Company's borrowings bore interest at short-term rates and had maturities of less than one year. Consequently, changes in short-term interest rates may significantly influence the Company's net interest income. While increases in short-term interest rates will generally increase the yields on the Company's adjustable-rate Mortgage-Backed Securities, rising short-term rates will also increase the costs of borrowings by the Company which will be utilized to fund the Mortgage-Backed Securities and, to the extent such costs rise more rapidly than the yields, the Company's net interest income may be reduced or a net loss may result. Increases in short-term rates relative to long-term rates could adversely impact the Company's net income. In periods of high interest rates, the Company's net income may be less than income generated through alternative investments of equal or lower risk, which could negatively impact the price of the Common Stock. No assurance can be given as to the amount or timing of changes in interest rates or their effect on the Company's Mortgage-Backed Securities or net interest income.

     RISKS ASSOCIATED WITH INTEREST RATE CHANGES AND USE OF
     INTEREST RATE DERIVATIVES FOR HEDGING

     The Company's operating strategy subjects it to interest rate risks as described under "-- Risk of Decrease in Net Interest Income Due to Interest Rate Fluctuations" above. The Company has adopted policies as part of its Capital Investment Policy intended to protect against interest rate changes and prepayments. See "Business Strategy -- Capital Investment Policy --Interest Rate Risk Management." The Company may purchase from time to time interest rate caps, interest rate swaps and similar instruments to attempt to mitigate the risk of the cost of its variable rate liabilities increasing at a faster rate than the earnings on its assets during a period of rising rates. However, it is not expected that such hedging strategies will completely insulate the Company against interest rate risk. To date, the Company has not entered into any hedging transactions.

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

     Federal tax laws applicable to REITs may substantially limit the Company's ability to engage in asset/liability management transactions. Such Federal tax laws may prevent the Company from effectively implementing hedging strategies that the Company determines, absent such restrictions, would best insulate the Company from the risks associated with changing interest rates and prepayments. See "Certain Federal Income Tax Considerations -- General" and "-- Taxation of the Company." In this regard, the amount of income the Company may earn from its interest rate caps and other hedging instruments may be subject to substantial limitations under the REIT Provisions of the Code. In particular, income generated by such instruments is non-qualifying income for purposes of the 75% Gross Income Test and is income form the sale of a security subject to the 30% Gross Income Test for the period ended December 31, 1997. Additionally, the Company will treat such income as non-qualifying income for the 95% Gross Income Test unless it receives advice from its tax advisors that such income constitutes qualifying income for purposes of such test. Pursuant to recently enacted legislation, the 30% Gross Income Test has been repealed for taxable years beginning after August 5, 1997, but such income would still not qualify for the 75% Gross Income Test or, subject to the preceding sentence, the 95% Gross Income Test. See "Certain Federal Income Tax Considerations -- General -- Gross Income Tests" and "-- Recent Legislation." This determination may result in management electing to have the Company bear a level of interest rate risk that might otherwise be hedged. The "75% Gross Income Test" means the requirement for each taxable year that at least 75% of the Company's gross income must be derived from certain specified real estate sources including interest income and gain from the disposition of Qualified REIT Real Estate Assets or "qualified temporary investment income" (i.e., income derived from "new capital" within one year of the receipt of such capital). The "95% Gross Income Test" means the requirement for each taxable year that at least 95% of the Company's gross income for each taxable year must be derived from sources of income qualifying for the 75% Gross Income Test, dividends, interest, and gains from the sale of stock or other securities (including certain interest rate swap and cap agreements entered into to hedge variable rate debt incurred to acquire Qualified REIT Real Estate Assets) not held for sale in the ordinary course of business.

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

     CREDIT RISKS ASSOCIATED WITH INVESTMENT STRATEGY

     The Company's Capital Investment Policy provides that at least 75% of the Company's total assets are to be comprised of High Quality Mortgage-Backed Securities and High Quality Short-Term Investments. "Short-Term Investments" means short-term bank certificates of deposit, short-term United States treasury securities, short-term United States government agency securities, commercial paper, reverse repurchase agreements, short-term CMOs, short-term asset-backed securities and other similar types of short-term investment instruments, all of which will have maturities or average lives of less than one year. The Capital Investment Policy provides that the remainder of the Company's assets, comprising not more than 25% of total assets, may consist of Mortgage-Backed Securities and other Qualified REIT Real Estate Assets which are unrated or rated less than High Quality. The Company's investment strategy seeks to balance the risk and return potential of its investments in a manner that attempts to maximize return while minimizing the risk of losses to the Company through defaults on portfolio obligations. This strategy determines the relative weightings within the Company's portfolio of Mortgage-Backed Securities of different ratings. The Company attempts to structure its portfolio to maintain a minimum weighted average rating (including the Company's deemed comparable ratings for unrated Mortgage-Backed Securities based on a comparison to rated Mortgage-Backed Securities with like characteristics) of its Mortgage-Backed Securities of at least single "A" under the S&P rating system and at the comparable level under the other rating systems. There can be no assurance the Company's deemed comparable ratings will agree with assessments by others as to how such Mortgage-Backed Securities would be rated. In addition, to the extent that the Company invests in High Quality investments, the yield on such assets may be lower than the yield on lower rated securities. To date, the Company has invested solely in Agency Certificates and CMO's issued or guaranteed by FNMA, FHLMC or GNMA which, although not rated, carry an implied "AAA" rating.

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

     RISKS OF LIMITED GUARANTEES BY FHLMC AND FNMA

     As of December 31, 1998, by principal amount, approximately 30% of the Company's Mortgage-Backed Securities were FHLMC Certificates or CMO's issued or guaranteed by FHLMC and approximately 64% of the Company's

Mortgage-Backed Securities were FNMA Certificates or CMO's issued or guaranteed by FNMA. As of December 31, 1997, by principal amount, approximately 24% of the Company's Mortgage-Backed Securities were FHLMC Certificates or CMO's issued or guaranteed by FHLMC and approximately 61% of the Company's Mortgage-Backed Securities were FNMA Certificates or CMO's issued or guaranteed by FNMA. FHLMC's guarantee to holders of FHLMC Certificates and FNMA's guarantee to holders of FNMA Certificates are subject to certain limitations.

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

     RISKS OF UNRATED ASSETS

     The Company's Capital Investment Policy provides that the Company's assets may include certain assets which are unrated but are determined by the Company to be of comparable quality to rate High Quality Mortgage-Backed Securities and certain assets which are unrated but are determined by the Company to be of comparable credit quality to an investment which is at least "investment grade" (rated "BBB" or better by S&P or the equivalent by another nationally recognized rating organization). Prior to acquiring any such unrated securities, the Company intends to engage an independent consultant with expertise in rating "investment grade" securities to assist the Company in evaluating the creditworthiness of such securities and determining whether such securities are qualified to be purchased under the Company's Capital Investment Policy. In making such evaluations, the Company will look at similar criteria utilized by S&P and other nationally recognized rating organizations. Such criteria may include a review of the cash flow and other characteristic of the security, an analysis of the components of the security and a valuation of comparable assets. However, the Company is not expert in evaluating unrated assets, such unrated assets will not carry the rating of a nationally recognized rating agency and there can be no guarantee that the Company or any independent consultant engaged by the Company will be able to make an accurate valuation of such unrated assets. To date, the Company has not purchased unrated assets.

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

     No assurance can be given that future legislation, regulations, administrative interpretations or court decisions will not significantly change the tax laws with respect to the Company's qualification as a REIT or the Federal income tax consequences of such qualification, which changes may reduce or eliminate the Company's competitive advantage over non- REIT competitors. See "Certain Federal Income Tax Considerations -- Taxation of the Company."

     RISK OF FUTURE REVISIONS IN POLICIES AND STRATEGIES

     The Board of Directors has established the investment policies and operating policies and strategies set forth in this Prospectus as the investment policies and operating policies and strategies of the Company. However, these policies and strategies may be modified or waived by the Board of Directors, subject in certain cases to approval by a majority of the Independent Directors, without stockholder consent. Although a majority of the Board of Directors will be comprised of Independent Directors, the initial selection of the Independent Directors was made by the initial stockholders of the Company who are also officers or directors of the Company. "Independent Director" means a director of the Company who is not an officer or employee of the Company.

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

        ISSUANCE OF PREFERRED STOCK

     The Articles of Incorporation authorize the Board of Directors to reclassify any of the unissued shares of authorized capital stock into a class or classes of preferred stock. The issuance of preferred stock could have the effect of making an attempt to gain control of the Company more difficult by means of a merger, tender offer, and proxy contest or otherwise. Preferred stock, if issued, could have a preference on dividend payments over the Common Stock which could affect the ability of the Company to make dividend distributions to the holders of Common Stock. At present, the Company has no intention to issue preferred stock; however, the Company may decide, in the future, to issue preferred stock based upon its consideration of various factors, including the Company's determination as to the most efficient method for raising capital and consideration of the effect which such issuance will have on the Common Stock.

     RESTRICTIONS ON OWNERSHIP OF CAPITAL STOCK

     In order that the Company may meet the requirements for qualification as a REIT, the Articles of Incorporation prohibit any person from acquiring or holding, directly or constructively, ownership of a number of shares of capital stock in excess of 9.8% in number of shares or value (the "Ownership Limit") of the outstanding shares. For this purpose the term "ownership" is defined as either direct ownership or constructive ownership in accordance with the constructive ownership provisions of section 544 of the Code. Any transfer of shares of capital stock that would result in disqualification of the Company as a REIT or that would (a) create a direct or constructive ownership of shares of stock in excess of the Ownership Limit, or (b) result in the shares of stock being beneficially owned (within the meaning section 856(a) of the Code) by fewer than 100 persons (determined without reference to any rules of attribution), or (c) result in the Company being "closely held" within the meaning of section 856(h) of the Code, will be null and void, and the intended transferee (the "purported transferee") will acquire no rights to such shares. Any purported transfer of shares that would result in a person owning (directly or constructively) shares in excess of the Ownership Limit (except as otherwise waived by the Board of Directors) due to the unenforceability of the transfer restrictions set forth above will constitute "Excess Securities." Excess Securities will be transferred by operation of law to a trust to be established by the Company for the exclusive benefit of a charitable organization, until such time as the trustee of the trust, which shall be a banking institution designated as trustee by the Company which is unaffiliated with either the Company or the purported transferee, retransfers the Excess Securities. Subject to the Ownership Limit, Excess Securities may be transferred by the trust to any person (if such transfer would not result in Excess Securities) at a price not to exceed the price paid by the purported transferee (or, if no consideration was paid by the purported transferee, the fair market value of the Excess Securities on the date of the purported transfer), at which point the Excess
Securities will automatically cease to be Excess Securities.   See "Certain
Federal Income Tax Considerations -- General -- Stock Ownership Tests."

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

ITEM 3.  LEGAL PROCEEDINGS

     At December 31, 1998, there were no pending legal proceedings to which the Company was a party, or to which any of its property was subject.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 1998.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     The Company's Common Stock began trading publicly on October 8, 1997 and is traded on the New York Stock Exchange under the trading symbol "NLY". As of March 25, 1999, the Company had 12,696,798 shares of common stock issued and outstanding which was held by 3,240 holders of record.

     The following table sets forth, for the periods indicated, the high, low, and closing sales prices per share of Common Stock as reported on the New York Stock Exchange composite tape and the cash dividends declared per share of Common Stock.

                                                   Stock Prices

                                          High        Low         Close
First Quarter ended March 31, 1998        $11.75      $10.00      $11.81
Second Quarter ended June 30, 1998        $11.31      $ 8.69      $ 9.06
Third Quarter ended September 30, 1998    $ 9.00      $ 6.75      $ 8.13
Fourth Quarter ended December 31, 1998    $ 9.00      $ 6.13      $ 8.25

Fourth Quarter ended December 31, 1997    $12.81      $10.00      $11.00


                                                  Cash Dividends
                                                Declare Per Share
First Quarter ended March 31, 1998                     $ 0.32
Second Quarter ended June 30, 1998                     $ 0.32
Third Quarter ended September 30, 1998                 $ 0.27
Fourth Quarter ended December 31, 1998                 $0.305

First Quarter ended March 31, 1997                     $0.075
Second Quarter ended June 30, 1997                     $0.255
Third Quarter ended September 30, 1997                 $ 0.18
Fourth Quarter ended December 31, 1997                 $ 0.22

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

ITEM 6.   SELECTED FINANCIAL DATA

     The following selected financial data are derived from the audited financial statements of the Company for the year ended December 31, 1998 and the period from February 18, 1997 (commencement of operations) to December 31, 1997. The selected financial data should be read in conjunction with the more detailed information contained in the Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

                            SELECTED FINANCIAL DATA
               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                                                                 FEBRUARY 18, 1997
                                                                                                 (COMMENCEMENT OF
                                                                           FOR THE YEAR ENDED   OPERATIONS) THROUGH
                                                                           DECEMBER 31, 1998     DECEMBER 31, 1997
                                                                          ------------------------------------------
STATEMENT OF OPERATIONS DATA:
     Days in period                                                                      365                    317
     Interest income                                                             $    89,986            $    24,713
     Interest expense                                                                 75,735                 19,677
                                                                          -----------------------------------------
     Net interest income                                                         $    14,251            $     5,036
     Gain on sale of mortgage-backed securities                                        3,344                    735
     General and administrative expenses (G&A expense)                                 2,106                    852
                                                                          -----------------------------------------
     Net income                                                                  $    15,489            $     4,919
                                                                          =========================================
     Basic net income per average share                                          $      1.22            $      0.83
     Diluted net income per average share                                        $      1.19            $      0.80
     Dividends declared per average share                                        $      1.21            $      0.79

BALANCE SHEET DATA:                                                        DECEMBER 31, 1998      DECEMBER 31, 1997
------------------                                                        -----------------------------------------
     Mortgage-Backed Securities, net                                             $ 1,520,289            $ 1,161,779
     Total assets                                                                  1,527,352              1,167,740
     Repurchase agreements                                                         1,280,510                918,869
     Total liabilities                                                             1,401,481              1,032,654
     Stockholders' equity                                                            125,871                135,086
     Number of common shares outstanding                                          12,648,424             12,713,900

OTHER DATA:
     Average total assets                                                        $ 1,499,875            $   476,855
     Average borrowings                                                            1,360,040                404,140
     Average equity                                                                  131,265                 61,096
     Yield on interest earning assets for the period                                    6.16%                  6.34%
     Cost of funds on interest bearing liabilities for the period                       5.57%                  5.61%

ANNUALIZED FINANCIAL RATIOS(1):
     Net interest margin (net interest income/average total assets)                     0.95%                  1.22%
     G&A expense as a percentage of average assets                                      0.14%                  0.21%
     G&A expense as a percentage of average equity                                      1.60%                  1.61%

     Return on average assets                                                           1.03%                  1.19%
     Return on average equity                                                          11.80%                  9.27%

(1) Ratios for the 317-day period ended December 31, 1997 have been annualized.

  ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

OVERVIEW

     The Company is a real estate investment trust ("REIT") which acquires and manages Mortgage-Backed Securities which can be readily financed. The Company commenced operations on February 18, 1997 upon the closing of the Private Placement, which resulted in proceeds to the Company of $33 million. The Company received additional proceeds of $878,000 upon the closing of the Direct Offering on July 31, 1997. The Company's initial public offering was completed on October 14, 1997 raising net proceeds of $98.8 million. During the third quarter of 1998, the Company initiated a stock buy back program. During the year ended December 31, 1998, 109,600 shares were repurchased at a cost of $903,163. Stock options exercised during the year ended December 31, 1998 totaled 44,124 shares for a aggregate exercise price of $195,100.

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

RESULTS OF OPERATIONS

     The Company's 1997 fiscal year commenced with the start of operations on February 18, 1997. The 317-day period from February 18, 1997 to December 31, 1997 is referred to herein as "the period ended December 31, 1997." The year ended December 31, 1998 is its calendar equivalent.

     NET INCOME SUMMARY

     Comparing net income for the period February 18, 1997 through December 31, 1997 to the year ended December 31, 1998 may be deceptive. The 317-day period ended December 31, 1997 is a shortened operating period and not a full twelve months. Also, average assets for the period ended December 31, 1997 totaled $476.9 million; whereas, average assets for the year ended December 31, 1998 totaled $1.5 billion.

     For the year ended December 31, 1998, net income, as calculated according to Generally Accepted Accounting Principles ("GAAP"), was $15,488,923, or $1.22 basic earnings per share, as compared to the period ended December 31, 1997 of $4,919,494 or $0.83 basic earnings per share. Taxable earnings for the year ended December 31, 1998 was approximately $16,133,279 or $1.27 basic per average share. Taxable income for the period ended December 31, 1997 was $4,884,308 or $0.82 basic per average share. Net income per share is computed by dividing net income by the weighted average number of shares of outstanding Common Stock during the period, which was 12,709,116 and 5,952,123 for the year ended December 31, 1998 and the period ended December 31, 1997, respectively. Dividends per weighted average number of shares outstanding for the year ended December 31, 1998 and the period ended December

31, 1997 were $1.215 per share, $15,437,554 in total and $0.79 per share,
$4,689,662 in total. Return on average equity was 11.80% for the year ended December 31, 1998 and 9.27% for the period ended December 31, 1997.

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

                              NET INCOME SUMMARY
                              ------------------
               (dollars in thousands, except per share amounts)

                                                                                  Year Ended              Period ended
                                                                                  December 31,             December 31,
                                                                                       1998                    1997
                                                                                 ---------------------------------------
     Days in Period                                                                         365                      317

     Interest Income                                                                $    89,986               $   24,713
     Interest Expense                                                                    75,735                   19,677
                                                                                 ---------------------------------------
     Net Interest Income                                                                 14,251                    5,036
     Gain on Sale of Mortgage-Backed Securities                                           3,344                      735
     General and Administrative Expenses                                                  2,106                      852
                                                                                 ---------------------------------------
     Net Income                                                                     $    15,489               $    4,919
                                                                                 =======================================

     Average Number of Outstanding Shares - Basic                                    12,709,116                5,952,123
     Average Number of Outstanding Shares - Diluted                                  13,020,648                6,168,531
     Basic Net Income Per Share                                                     $      1.22               $     0.83
     Diluted Net Income Per Share                                                   $      1.19               $     0.80

     Average Total Assets                                                           $ 1,499,875               $  476,855
     Average Equity                                                                 $   131,265               $   61,096

     Return on Average Assets (annualized for the period ended
       December 31, 1997)                                                                  1.03%                    1.19%
     Return on Average Equity (annualized for the period ended
       December 31, 1997)                                                                 11.80%                    9.27%

     TAXABLE INCOME AND GAAP INCOME

     For the year ended December 31, 1998 and for the period ended December 31, 1997, income as calculated for tax purposes (taxable income) differed from income as calculated according to generally accepted accounting principles (GAAP income). The differences were in the calculations of premium amortization and general and administrative expenses.

     The distinction between taxable income and GAAP income is important to the Company's stockholders because dividends are declared on the basis of taxable income. While the Company does not pay taxes so long as it satisfies the requirements for exemption from taxation pursuant to the REIT Provisions of the Code, each year the Company completes a corporate tax form wherein taxable income is calculated as if the Company were to be taxed. This taxable income level determines the amount of dividends the Company can pay out over time. The table below presents the major differences between GAAP and taxable income for the Company for the year ended December 31, 1998, the period ended December 31, 1997 and the four quarters in 1998.

                                TAXABLE INCOME
                                --------------

                                            Taxable General      Taxable Mortgage        Taxable Gain on
                               GAAP Net    & Administrative        Amortization        Sale of Securities   Taxable Net
                               Income         Differences          Differences             Differences         Income
                             ------------------------------------------------------------------------------------------
                                                              (dollars in thousands)
For the Year Ended             $15,489            $6                   $ 969                  ($331)           $16,133
  December 31, 1998
For the Period Ended
   December 31, 1997           $ 4,919            $3                    ($92)                $   54            $ 4,884
----------------------------------------------------------------------------------------------------------------------

For the Quarter Ended          $ 3,685            $3                   $ 439                   ($20)           $ 4,107
  December 31, 1998
For the Quarter Ended          $ 3,709                                 $ 228                 $   83            $ 4,020
  September 30, 1998
For the Quarter Ended          $ 3,387            $2                   $ 376                   ($19)           $ 3,746
   June 30, 1998
For  the Quarter Ended         $ 4,708            $1                    ($74)                 ($375)           $ 4,260
   March 31, 1998

     INTEREST INCOME AND AVERAGE EARNING ASSET YIELD

     The Company had average earning assets of $1.5 billion and $448.3 million for the year ended December 31, 1998 and the period ended December 31, 1997, respectively. The Company's primary source of income for the year ended December 31, 1998 and for the period ended December 31, 1997 was interest income. A portion of income was generated by gains on sales of Mortgage-Backed Securities. Interest income was $90.0 million and $24.7 million for the year ended December 31, 1998 and for the period ended December 31, 1997, respectively. The yield on average earning assets was 6.16% and 6.34%, respectively, for the same periods. The table below shows the Company's average balance of cash equivalents and Mortgage-Backed Securities, the yields earned on each type of earning assets, the yield on average earning assets and interest income for the year ended December 31, 1998, the period ended December 31, 1997 and the four quarters in 1998. Yields on interest earning assets declined 0.18% for the year ended December 31, 1998 from the period ended December 31, 1997.
As previously mentioned, the average asset balance increased substantially for the year ended December 31, 1998 and the result is increased net interest income, even though the yield decreased.

                          AVERAGE EARNING ASSET YIELD
                          ---------------------------

                                                                                                    Yield on
                                                                                                     Average
                                                             Average                                Amortized
                                                         Amortized Cost                              Cost of     Yield on
                                              Average     of Mortgage-    Average       Yield on    Mortgage-    Average
                                               Cash          Backed       Earning    Average Cash    Backed      Earning  Interest
                                            Equivalents    Securities     Assets      Equivalents   Securities   Assets    Income
                                            -------------------------------------------------------------------------------------
                                                                          (dollars in thousands)
For the Year Ended December 31, 1998           $ 2       $1,461,789      $1,461,791       4.32%        6.16%      6.16%   $89,985
For  the Period Ended December 31, 1997        $30       $  448,276      $  448,306       4.20%        6.34%      6.34%   $24,713
---------------------------------------------------------------------------------------------------------------------------------

For the Quarter Ended December 31, 1998        $ 2       $1,446,094      $1,446,096       4.28%        6.12%      6.12%   $22,136
For the Quarter Ended September 30, 1998       $ 2       $1,543,010      $1,543,012       4.20%        6.22%      6.22%   $24,009
For the Quarter Ended June 30, 1998            $ 2       $1,550,968      $1,568,024       4.35%        6.13%      6.13%   $23,762
For the Quarter Ended March 31, 1998           $ 2       $1,307,088      $1,307,090       4.45%        6.15%      6.15%   $20,079

     The Constant Prepayment Rate (or "CPR") on the Company's portfolio of Mortgage-Backed Securities for the year ended December 31, 1998 and for the period ended December 31, 1997 was 23% and 17%, respectively. The increase in the prepayment rate is reflected in the decline in yield on the average interest-earning assets for the year ended December 31, 1998 from the period ended December 31, 1997. "CPR" means an assumed rate of prepayment for the

Company's Mortgage-Backed Securities, expressed as an annual rate of prepayment relative to the outstanding principal balance of the Company's Mortgage-Backed Securities. This CPR does not purport to be either a historical description of the prepayment experience of the Company's Mortgage-Backed Securities or a prediction of the anticipated rate of prepayment of the Company's Mortgage-Backed Securities. Since a large portion of the Company's assets was purchased at a premium to par value and only a small portion of the Company's assets was purchased at a discount to par value, the premium balance in the Company's portfolio is substantially higher than the discount balance. Principal prepayments had a negative effect on the Company's earning asset yield for the year ended December 31, 1998 and the period ended December 31, 1997 because the Company adjusts its rates of premium amortization and discount accretion monthly based upon the effective yield method, which takes into consideration changes in prepayment speeds.


     INTEREST EXPENSE AND THE COST OF FUNDS

     The Company anticipates that its largest expense will usually be the cost of borrowed funds. The Company had average borrowed funds of $1.4 billion and total interest expense of $75.7 million for the year ended December 31, 1998. Average borrowed funds for the period ended December 31, 1997 was $404.1 million and the interest expense for the period was $19.7 million. The average cost of funds was 5.57% and 5.61% for the year ended December 31, 1998 and the period ended December 31, 1997, respectively. Interest expense is calculated in the same manner for GAAP and tax purposes. Even though the cost of funds rate declined for the year ended December 31, 1998, interest expense increased because of the increase in the average repurchase balance to $1.4 billion.

     With the Company's current asset/liability management strategy, changes in the Company's cost of funds are expected to be closely correlated with changes in short-term LIBOR, although the Company may choose to extend the maturity of its liabilities at any time. The Company's average cost of funds was equal to the average one-month LIBOR for the year ended December 31, 1998. The Company's average cost of funds was 0.06% below one-month LIBOR for the period ended December 31, 1997. The Company generally has structured its borrowings to adjust with one-month LIBOR. During the year ended December 31, 1998, average one-month LIBOR, which was 5.57%, was 0.03% higher than average six-month LIBOR, which was 5.54%. During the period ended December 31, 1997, average one-month LIBOR, which was 5.67% was 0.20% lower than average six-month LIBOR, which was 5.87%.

     The table below shows the Company's average borrowed funds and average cost of funds as compared to average one- and six-month LIBOR for the year ended December 31, 1998, the period ended December 31, 1997 and the four quarters in 1998.

                             AVERAGE COST OF FUNDS
                             ---------------------

                                                                                     Average One-  Average Cost
                                                              Average                Month LIBOR    of Funds     Average Cost of
                          Average                   Average     One-      Average    Relative to   Relative to    Funds Relative
                          Borrowed       Interest   Cost of     Month    Six-Month   Average Six-  Average One-   to Average Six-
                           Funds         Expense     Funds      LIBOR      LIBOR     Month LIBOR   Month LIBOR      Month LIBOR
                          -------------------------------------------------------------------------------------------------------
For the Year Ended
  December 31, 1998       $1,360,040    $75,735       5.57%     5.57%     5.54%        0.03%             -             0.03%
For the Period Ended
   December 31, 1997      $  404,140    $19,677       5.61%     5.67%     5.87%       (0.20%)        (0.06%)          (0.26%)
---------------------------------------------------------------------------------------------------------------------------------

For the Quarter Ended
  December 31, 1998       $1,371,240    $18,479       5.39%     5.36%     5.10%        0.26%          0.03%            0.29%
For the Quarter Ended
  September 30, 1998      $1,460,612    $20,765       5.68%     5.62%     5.63%       (0.01%)         0.06%            0.05%
For the Quarter Ended
  June 30, 1998           $1,440,822    $20,178       5.60%     5.66%     5.75%       (0.09%)        (0.06%)          (0.15%)
For the Quarter Ended
  March 31, 1998          $1,167,483    $16,313       5.59%     5.64%     5.68%       (0.04%)        (0.05%)          (0.09%)

     NET INTEREST RATE AGREEMENT EXPENSE

     The Company has not entered into any interest rate agreements to date. As part of its asset/liability management process, the Company may enter into interest rate agreements such as interest rate caps, floors and swaps. These agreements would be entered into to reduce interest rate or prepayment risk and would be designed to provide income and capital appreciation to the Company in the event of certain changes in interest rates. However, even after entering into such agreements, the Company would still be exposed to interest rate and prepayment risks. The Company reviews the need for interest rate agreements on a regular basis consistent with its Capital Investment Policy.

     NET INTEREST INCOME

     Net interest income, which equals interest income less interest expense, totaled $14.3 million for the year ended December 31, 1998 and $5.0 million for the period ended December 31, 1997. Net interest spread, which equals the yield on the Company's average assets for the period less the average cost of funds for the period, was 0.59% for the year ended December 31, 1998 and 0.73% for the period ended December 31, 1997. Net interest margin, which equals net interest income divided by average total assets, was 0.95% for the year ended December 31, 1998 and 1.22% on an annualized basis for the period ended December 31, 1997. Even though the interest rate spread and the net interest margin declined from the previous year, net interest income increased due to the increased asset size. Taxable net interest income was approximately $968,658 greater than GAAP net interest income because of differing premium and discount amortization, for the year ended December 31, 1998. Taxable net interest income was $92,406 less than GAAP net interest income because of differing premium and discount amortization, for the period ended December 31, 1997. The principal reason that annualized net interest margin exceeded net interest spread is that average assets exceeded average liabilities. A portion of the Company's assets is funded with equity rather than borrowings. The Company did not have any interest rate agreement expense for the year ended December 31, 1998 or for the period ended December 31, 1997.

     The table below shows interest income by earning asset type, average earning assets by type, total interest income, yield on average interest earning assets, average repurchase agreements, interest expense, average cost of funds, and net interest income for the year ended December 31, 1998, the period ended December 31, 1997, and the four quarters in 1998.


                           GAAP Net Interest Income
                           ------------------------
                            (dollars in thousands)

                                Average
                               Amortized
                                Cost of        Interest                                            Yield on
                               Mortgage-       Income on                 Interest                  Average        Average
                                Backed         Mortgage-    Average       Income on      Total     Interest       Balance of
                               Securities       Backed       Cash           Cash       Interest     Farming       Repurchase
                                 Held         Securities   Equivalents   Equivalents    Income      Assets        Agreements
                               ---------------------------------------------------------------------------------------------
For the Year Ended
  December 31, 1998            $1,461,790     $89,986        $ 2                       $89,986          6.16%     $1,360,040
For  the Period Ended
  December 31, 1997            $  448,276     $24,682        $30           $31         $24,713          6.34%     $  404,140
----------------------------------------------------------------------------------------------------------------------------

For the Quarter Ended
  December 31, 1998            $1,446,094     $22,136        $ 2                       $22,136          6.12%     $1,371,240
For the Quarter Ended
  September 30, 1998           $1,543,010     $24,009        $ 2                       $24,009          6.22%     $1,460,612
For the Quarter Ended
  June 30, 1998                $1,550,968     $23,762        $ 2                       $23,762          6.13%     $1,440,822
For  the Quarter Ended
  March 31, 1998               $1,307,088     $20,079        $ 2                       $20,079          6.15%     $1,167,483

                                            Average        Net
                               Interest     Cost of     Interest
                               Expense       Funds       Income
                               ---------------------------------
For the Year Ended
  December 31, 1998             $75,735       5.57%      $14,250
For  the Period Ended
  December 31, 1997             $19,677       5.61%      $ 5,036
----------------------------------------------------------------

For the Quarter Ended
  December 31, 1998             $18,479       5.39%      $ 3,657
For the Quarter Ended
  September 30, 1998            $20,765       5.68%      $ 3,244
For the Quarter Ended
  June 30, 1998                 $20,178       5.60%      $ 3,584
For  the Quarter Ended
  March 31, 1998                $16,313       5.59%      $ 3,765

     GAINS AND LOSSES ON SALES OF MORTGAGE-BACKED SECURITIES

     For the year ended December 31, 1998, the Company sold Mortgage-Backed Securities with an aggregate historical amortized cost of $565.2 million for an aggregate gain of $3.3 million. During the period ended December 31, 1997 the Company sold Mortgage-Backed Securities with a historical amortized cost of $173.9 million for an aggregate gain of $735,303. Taxable net gains were approximately $330,799 less than GAAP gains (losses) on sale of securities for the year ended December 31, 1998 and $54,502 greater for the period ended December 31, 1997. The difference between the sale price and the historical amortized cost of the Mortgage-Backed Securities is a realized gain and increased income accordingly. The Company does not expect to sell assets on a frequent basis, but may from time to time sell existing assets to move into new assets which management believes might have higher risk-adjusted returns or to manage its balance sheet as part of management's asset/liability management strategy.

     CREDIT EXPENSES

     The Company has not experienced credit losses on its portfolio of Mortgage-Backed Securities to date, but losses may be experienced in the future. At December 31, 1998 and 1997, the Company had limited its exposure to credit losses on its portfolio of Mortgage-Backed Securities by purchasing only securities, issued or guaranteed by FNMA, FHLMC or GNMA ("Agency certificates"), which, although not rated, carry an implied "AAA" rating.

     GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses ("operating expense" or "G&A expense") were $2.1 million for the year ended December 31, 1998 and $851,990 for the period ended December 31, 1997. Taxable G&A expenses were approximately $6,496 and $2,718 less than for GAAP purposes for the year ended December 31, 1998 and the period ended December 31, 1997, respectively. Even though G&A expense increased in total from the period ended December 31, 1997 to the year ended December 31, 1998, G&A expense as a percentage of assets declined to 0.14% from 0.21%. The Company experienced economies of scale with the increasing asset base and because it is internally managed. Also, it intends to continue to be a low cost provider.

                 GAAP G&A EXPENSE AND OPERATING EXPENSE RATIOS
                 ---------------------------------------------

                                                                                     Total G&A             Total G&A
                                     Cash Comp and                                Expense/Average       Expense/Average
                                        Benefits      Other G&A     Total G&A          Assets                Equity
                                        Expense        Expense       Expense        (annualized)          (annualized)
                                     ----------------------------------------------------------------------------------
                                                    (dollars in thousands)
For the Year Ended
  December 31, 1998                      $1,210         $896         $2,106            0.14%                 1.60%
For the Period Ended
   December 31, 1997                     $  492         $360         $  852            0.21%                 1.61%
---------------------------------------------------------------------------------------------------------------------

For the Quarter Ended
  December 31, 1998                      $  380         $219         $  599            0.15%                 1.90%
For the Quarter Ended
  September 30, 1998                     $  318         $210         $  528            0.13%                 1.61%
For the Quarter Ended
  June 30, 1998                          $  252         $242         $  494            0.13%                 1.50%
For  the Quarter Ended
  March 31, 1998                         $  259         $225         $  484            0.15%                 1.44%

     NET INCOME AND RETURN ON AVERAGE EQUITY

     Net income was $15.5 million in the year ended December 31, 1998 and $4.9 million for the period ended December 31, 1997. Return on average equity was 11.80% for the year ended December 31, 1998 and 9.27% on an annualized basis for the period ended December 31, 1997. The table below shows the Company's net interest income, gain on sale of Mortgage-Backed Securities and G&A expense each as a percentage of average equity, and the return on average equity for the year ended December 31, 1998, the period ended December 31, 1997 and the four quarters in 1998.


                     COMPONENTS OF RETURN ON AVERAGE EQUITY
                     --------------------------------------

                                                                          Gain on Sale of
                                                                          Mortgage-Backed
                                                         Net Interest       Securities/             G&A              Return on
                                                        Income/Average        Average        Expense/Average          Average
                                                            Equity            Equity             Equity               Equity
                                                     -----------------------------------------------------------------------------
     For the Year ended December 31, 1998                  10.85%               2.55%              1.60%               11.80%
     For the Period Ended December 31, 1997
          (on an annualized basis)                          9.49%               1.39%              1.61%                9.27%
     -----------------------------------------------------------------------------------------------------------------------------

     For the Quarter Ended December 31, 1998
       (on an annualized basis)                            11.45%               1.97%              1.90%               11.71%
     For the Quarter Ended September 30, 1998
       (on an annualized basis)                             9.89%               3.03%              1.61%               11.31%
     For the Quarter Ended June 30, 1998
       (on an annualized basis)                            10.92%               1.90%              1.50%               10.32%
     For  the Quarter March 31, 1998
       (on an annualized basis)                            11.18%               4.23%              1.44%               13.97%

     DIVIDENDS AND TAXABLE INCOME

     The Company has elected to be taxed as a REIT under the Code. Accordingly, the Company intends to distribute substantially all of its taxable income for each year to stockholders, including income resulting from gains on sales of Mortgage-Backed Securities. Through December 31, 1998, earned taxable income exceeded dividend declarations by approximately $890,370 or $0.07 per share, based on the number of shares of Common Stock outstanding at period end.


                                DIVIDEND SUMMARY
                                ----------------


                                                  Weighted                                                             Cumulative
                                   Taxable     Average Common     Taxable Net     Dividends               Dividend    Undistributed
                                     Net           Shares            Income       Declared       Total     Pay-out       Taxable
                                    Income      Outstanding        Per Share      Per Share    Dividends    Ratio        Income
                                ---------------------------------------------------------------------------------------------------
                                                (dollars in thousands, except per share data)
For the Year Ended
  December 31, 1998                $16,133        12,709,116          $1.27         $1.215      $15,438     95.7%          $889
For the Period Ended
  December 31, 1997                $ 4,884         5,952,123          $0.82         $ 0.79      $ 4,690     96.0%          $194
-----------------------------------------------------------------------------------------------------------------------------------

For the Quarter Ended
  December 31, 1998                  $ 4,107        12,648,116       $0.32       $0.315        $ 3,859     93.96%      $889
For the Quarter Ended
  September 30,  1998                $ 4,020        12,704,194       $0.32       $ 0.27        $ 3,415     83.74%      $641
For the Quarter Ended
  June 30, 1998                      $ 3,746        12,757,674       $0.29       $ 0.32        $ 4,082    108.39%      $ 36
For  the Quarter Ended
  March 31, 1998                     $ 4,260        12,727,405       $0.33       $ 0.32        $ 4,082     88.07%      $372

FINANCIAL CONDITION

     MORTGAGE-BACKED SECURITIES

     All of the Company's Mortgage-Backed Securities at December 31, 1998 and 1997 were Mortgage-Backed Securities backed by Single-Family Mortgage Loans. All of the mortgage assets underlying such Mortgage-Backed Securities were secured with a first lien position with respect to the underlying single-family properties. At December 31, 1998 and 1997, all the Company's Mortgage-Backed Securities were Agency Certificates, which, although not rated, carry an implied "AAA" rating. All of the Company's earning assets are marked-to-market at liquidation value.

     Discount balances are accreted as an increase in interest income over the life of discount Mortgage-Backed Securities and premium balances are amortized as a decrease in interest income over the life of premium Mortgage-Backed Securities. At December 31, 1998 and 1997, the Company had on its balance sheet a total of $608,579 and $114,186, respectively, of unamortized discount (which is the difference between the remaining principal value and current historical amortized cost of Mortgage-Backed Securities acquired at a price below principal value) and a total of $24.9 million and $21.5 million, respectively, of unamortized premium (which is the difference between the remaining principal value and the current historical amortized cost of Mortgage-Backed Securities acquired at a price above principal value).

     Mortgage principal repayments received were $486.3 million and $79.8 million for the year ended December 31, 1998 and for the period ended December 31, 1997, respectively. Given the Company's current portfolio composition, if mortgage principal prepayment rates increase over the life of the Mortgage-Backed Securities comprising the current portfolio, all other factors being equal, the Company's net interest income should decrease during the life of such Mortgage-Backed Securities as the Company will be required to amortize its net premium balance into income over a shorter time period. Similarly, if mortgage principal prepayment rates decrease over the life of such Mortgage-Backed Securities, all other factors being equal, the Company's net interest income should increase during the life of such Mortgage-Backed Securities as the Company will amortize its net premium balance over a longer time period.

     The table below summarizes the Company's Mortgage-Backed Securities, at the dates indicated.



                           MORTGAGE-BACKED SECURITIES
                           --------------------------

                                                                                                          Estimated Fair
                                                                                Amortized      Estimated      Value/     Weighted
                                                           Net    Amortized  Cost/Principal       Fair      Principal     Average
                                     Principal Value     Premium     Cost         Value          Value        Value       Yield
                                ---------------------------------------------------------------------------------------------------
                                                                    (dollars in thousands)
At December 31, 1998                  $1,502,414       $24,278    $1,526,692      101.62%      $1,520,289     101.19%      6.43%
At December 31, 1997                  $1,138,365       $21,390    $1,159,755      101.88%      $1,161,779     102.06%      6.57%
-----------------------------------------------------------------------------------------------------------------------------------

At September 30, 1998            $1,461,056    $24,244   $1,485,300   101.66%    $1,483,195     101.52%     6.49%
At June 30, 1998                 $1,541,520    $26,532   $1,568,052   101.72%    $1,566,188     101.60%     6.50%
At March 31, 1998                $1,495,670    $25,265   $1,520,935   101.70%    $1,518,847     101.55%     6.51%


     The tables below set forth certain characteristics of the Company's Mortgage-Backed Securities. The index level for adjustable-rate Mortgage-Backed Securities is the weighted average rate of the various short-term interest rate indices which determine the coupon rate.

            ADJUSTABLE-RATE MORTGAGE-BACKED SECURITY CHARACTERISTICS
            --------------------------------------------------------

                                             Weighted         Weighted                             Weighted
                                             Average           Average       Weighted          Average Term to         Weighted
                             Principal        Coupon            Index       Average Net              Next               Average
                               Value           Rate             Level          Margin             Adjustment         Lifetime Cap
                           ------------------------------------------------------------------------------------------------------
                                                                                  (dollars in thousands)
At December 31, 1998          $1,030,654      6.84%             5.18%          1.66%               12 months           10.63%
At December 31, 1997          $  994,653      7.13%             5.52%          1.61%               22 months           10.78%
---------------------------------------------------------------------------------------------------------------------------------

At September 30, 1998         $1,050,177      6.78%             5.20%          1.68%               13 months           10.42%
At June 30, 1998              $1,140,518      6.86%             5.20%          1.66%               15 months           10.42%
At March 31, 1998             $1,176,716      6.89%             5.45%          1.61%               12 months           10.00%

                                                    Principal Value at
                                   Weighted         Period End as % of
                                Average Asset            Mortgage-
                                    Yield            Backed Securities
At December 31, 1998                6.42%                  68.60%
At December 31, 1997                6.50%                  87.38%
-----------------------------------------------------------------------

At September 30, 1998               6.51%                  71.88%
At June 30, 1998                    6.46%                  73.98%
At March 31, 1998                   6.46%                  78.68%



                                                            FIXED-RATE MORTGAGE-BACKED SECURITY CHARACTERISTICS
                                                            ---------------------------------------------------


                                                                    Weighted        Weighted            Principal Value as
                                              Principal              Average         Average              % of Mortgage-
                                                Value              Coupon Rate     Asset Yield          Backed Securities
                                        ------------------------------------------------------------------------------------
                                                                      (dollars in thousands)
      At December 31, 1998                     $471,760                6.55%           6.47%                 31.40%
      At December 31, 1997                     $143,712                7.50%           7.08%                 12.62%
      ----------------------------------------------------------------------------------------------------------------------

      At September 30, 1998                    $410,879                6.69%           6.47%                 28.12%
      At June 30, 1998                         $401,002                6.82%           6.65%                 26.02%
      At March 31, 1998                        $318,954                6.85%           6.70%                 21.32%

     At December 31, 1998, the Company held Mortgage-Backed Securities with coupons linked to the one-year, three-year, and five-year Treasury Indices, one-month LIBOR and the six-month CD rate. The table below segments the Company's adjustable-rate Mortgage-Backed Securities by type of adjustment index, coupon adjustment frequency and annual and lifetime cap adjustment.

              ADJUSTABLE-RATE MORTGAGE-BACKED SECURITIES BY INDEX
              ---------------------------------------------------
                               DECEMBER 31, 1998
                               -----------------

                                                                           1-Year     3-Year
                                                  One-Month   Six-Month   Treasury   Treasury    5-Year Treasury
                                                    LIBOR      CD Rate      Index      Index          Index
                                                ----------------------------------------------------------------
Weighted Average Adjustment Frequency               1 mo.       6 mo.      32 mo.     36 mo.         60 mo.

Weighted Average Term to Next Adjustment              1 mo.       3 mo.      23 mo.      9 mo.      2 mo.
Weighted Average Annual Period Cap                    None        1.00%       1.83%      2.00%      2.00%
Weighted Average Lifetime Cap at
   December 31, 1998                                  9.16%      11.04%      11.76%     13.07%     11.57%
Mortgage Principal Value as Percentage of
  Mortgage-Backed Securities at
   December 31, 1998                                 29.60%       3.73%      33.33%      1.62%      0.32%

     At December 31, 1997, the Company held Mortgage-Backed Securities with coupons linked to the one-year and three-year Treasury indices, one-month LIBOR, and the six-month CD rate. The table below segments the Company's adjustable-rate Mortgage Backed Securities by type of adjustment index, coupon adjustment frequency, and annual and lifetime cap adjustment.


              ADJUSTABLE-RATE MORTGAGE-BACKED SECURITIES BY INDEX
              ---------------------------------------------------
                               DECEMBER 31, 1997
                               -----------------


                                                                                                     1-Year             3-Year
                                                                One-Month         Six-Month         Treasury           Treasury
                                                                  LIBOR            CD Rate            Index              Index
                                                          ------------------------------------------------------------------------
          Weighted Average Adjustment Frequency                   1 mo.             6 mo.            12 mo.             36 mo.
          Weighted Average Term to Next Adjustment                1 mo.             3 mo.             6 mo.             12 mo.
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

     The table below shows unrealized gains and losses on the Mortgage-Backed Securities in the Company's portfolio at the dates indicated.

                          UNREALIZED GAINS AND LOSSES
                          ---------------------------
                           (dollars in the thousands)

                                              At December 31,   At December 31,   At September 30,   At June 30,    At March 31,
                                                   1998              1997              1998             1998            1998
                                             ---------------------------------------------------------------------------------------
Unrealized Gain                                  $ 3,302            $ 3,253           $ 7,060        $ 2,826         $ 2,622
Unrealized Loss                                   (9,706)            (1,229)           (9,164)        (4,736)         (4,710)
                                             ---------------------------------------------------------------------------------------
Net Unrealized Gain ( Loss)                       (6,404)             2,024            (2,104)        (1,910)         (2,088)
                                             =======================================================================================
Net Unrealized Gain (Loss) as % of
Mortgage-Backed Securities Principal Value         (0.43%)             0.18%            (0.14%)        (0.12%)         (0.14%)
Net Unrealized Gain (Loss) as % of
 Mortgage-Backed Securities Amortized Cost         (0.42%)             0.17%            (0.14%)        (0.12%)         (0.14%)

     INTEREST RATE AGREEMENTS

     Interest rate agreements are assets that are carried on a balance sheet at estimated liquidation value. At December 31, 1998 and 1997, there were no interest rate agreements on the Company's balance sheet. No interest rate agreements have been entered into since inception of the Company.

     BORROWINGS

     To date, the Company's debt has consisted entirely of borrowings collateralized by a pledge of the Company's Mortgage-Backed Securities. These borrowings appear on the balance sheet as repurchase agreements. At December 31, 1998, the Company had established uncommitted borrowing facilities in this market with twenty-three lenders in amounts, which the Company believes, are in excess of its needs. All of the Company's Mortgage-Backed Securities are currently accepted as collateral for such borrowings. The Company, however, limits its borrowings, and thus its potential asset growth, in order to maintain unused borrowing capacity while increasing the liquidity and strength of its balance sheet.

     For the year ended December 31, 1998 and for the period ended December 31, 1997, the term to maturity of the Company's borrowings has ranged from one day to one year, with a weighted average original term to maturity of 49 days and 50 days, respectively. The weighted average remaining maturity was 29 days and 16 days at December 31, 1998, and 1997, respectively. Many of the Company's borrowings have a cost of funds which adjust monthly based on a fixed spread over or under one-month LIBOR or based on the daily Fed Funds rate. As a result, the average term to the next rate adjustment for the Company's borrowings is typically shorter than the term to maturity for the Company's Mortgage-Backed Securities. At December 31, 1998, the weighted average cost of funds for all of the Company's borrowings was 5.21% and the weighted average term to next rate adjustment was 29 days. At December 31, 1997, the weighted average cost of funds for all the Company's borrowings was 6.16% and the weighted average term to next rate adjustment was 16 days.

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

     STOCKHOLDERS' EQUITY

     The Company uses "available-for-sale" treatment for its Mortgage-Backed Securities; these assets are carried on the balance sheet at estimated market value rather than historical amortized cost. Based upon such "available-for-sale" treatment, the Company's equity base at December 31, 1998 was $125.9
million, or $9.95 per share.   If the Company had used historical amortized cost
accounting, the Company's equity base at December 31, 1998 would have been $132.3 million, or $10.46 per share. The Company's equity base at December 31, 1997 was $133.1 million, or $10.47 per share. Under the historical amortized cost, the equity base at December 31, 1997 would have been $135.1 million, or $10.62. The decline in book value from $10.47 to $9.95 is primarily due to the change in the market value of the investment portfolio. The change had a $8.4 million negative impact on the book value of the Company from December 31, 1997 to December 31, 1998. This change reflects the disarray that was prevalent in the fourth quarter in the fixed income markets. These conditions led to multiple easings of monetary policy by the Federal Reserve Bank. Since the Company classifies all investment securities as "available for sale", the entire portfolio is recorded daily at market value, and is measured quarterly by the average price provided by three independent sources.

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

     Unrealized changes in the estimated net market value of Mortgage-Backed Securities have one direct effect on the Company's potential earnings and dividends: positive market-to-market changes will increase the Company's equity base and allow the Company to increase its borrowing capacity while negative changes will tend to limit borrowing capacity under the Company's Capital Investment Policy. A very large negative change in the net market value of the Company's Mortgage-Backed Securities might impair the Company's liquidity position, requiring the Company to sell assets with the likely result of realized losses upon sale. "Net Unrealized Losses on Assets Available for Sale" was $6.4 million, or 0.42% of the amortized cost of Mortgage-Backed Securities, at December 31, 1998. "Net Unrealized Gain on Assets Available for Sale" was $2.0 million, or 0.17% of the amortized cost of Mortgage-Backed Securities, at December 31, 1997.

     The table below shows the Company's equity capital base as reported and on a historical amortized cost basis at December 31, 1998 and 1997, September 30, 1998, June 30, 1998, and March 31, 1998. Issuances of Common Stock, the level of GAAP earnings as compared to dividends declared, and other factors influence the historical cost equity capital base. The GAAP reported equity capital base is influenced by these factors plus changes in the "Net Unrealized Gains (Losses) on Assets Available for Sale" account.


                              STOCKHOLDERS' EQUITY
                              --------------------

                                                Net Unrealized           GAAP
                               Historical     Gains (Losses) on        Reported           Historical          GAAP Reported
                             Amortized Cost    Assets Available       Equity Base       Amortized Cost     Equity (Book Value)
                              Equity Base         for Sale            (Book Value)     Equity Per Share         Per Share
                          -------------------------------------------------------------------------------------------------------
                                                         (dollars in thousands, except per share data)
At December 31, 1998            $132,275            ($6,404)           $125,871             $10.46                $ 9.95
At December 31, 1997            $133,063             $2,024            $135,087             $10.47                $10.62
--------------------------------------------------------------------------------------------------------------------------------

At September 30, 1998           $132,446            ($2,105)           $130,342             $10.47                $10.30
At June 30, 1998                $133,055            ($1,910)           $131,145             $10.43                $10.28
At March 31, 1998               $133,751            ($2,088)           $131,663             $10.48                $10.32

     LEVERAGE

     The Company's debt-to-GAAP reported equity ratio at December 31, 1998 and 1997 was 10:1 and 7:1, respectively. The Company generally expects to maintain a ratio of debt-to-equity of between 8:1 and 12:1, although the ratio may vary from time to time based upon various factors, including management's opinion of the level of risk of its assets and liabilities, the Company's liquidity position, the level of unused borrowing capacity and over-collateralization levels required by lenders when the Company pledges assets to secure borrowings.

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

     Changes in interest rates may also have an effect on the rate of mortgage principal prepayments and, as a result, prepayments on Mortgage-Backed Securities. The Company seeks to mitigate the effect of changes in the mortgage principal repayment rate from an economic point of view by balancing assets purchased at a premium with assets purchased at a discount. To date, the aggregate premium exceeds the aggregate discount on Mortgage-Backed Securities in the Company's portfolio. As a result, prepayments, which result in the expensing of unamortized premium, will reduce the Company's net income compared to what net income would be absent such prepayments.

STATUS OF YEAR 2000 COMPLIANCE

     The company has made an ongoing effort to stay abreast of the year 2000 compliance issue. Hardware and software was checked for compliance and necessary upgrades were completed. In consideration of the Year 2000 issues, the Company has reviewed the ability of its own computers and computer programs to properly recognize and handle dates in the Year 2000. Through the normal upgrading of computer equipment, the Company has already replaced all computers that were not Year 2000 compliant. The Company has also reviewed all the date fields embedded in its internally developed spreadsheets, databases and other programs and has determined that all such programs are using four-digit years in references to dates. Therefore, the Company believes that all of its equipment and internal systems are ready for the Year 2000. To date, the Company has incurred minimal costs in order to be Year 2000 compliant.

     The Company believes that most of its exposure to Year 2000 issues involves the readiness of third parties. Each third party is subject to the Year 2000 issue. The Company is in the process of surveying pertinent third parties for their compliance. As a result of communications with such third parties, the Company believes that they are spending the appropriate and necessary resources to try to identify Year 2000 issues and to resolve them or to mitigate the impact of them to the best of their ability as they are identified.

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

OTHER MATTERS

     The Company calculated its qualified REIT Assets, as defined in the Internal Revenue Code of 1986, as amended (the "Code"), to be 100% of its total assets at December 31, 1998 and 1997, as compared to the Code requirement that at least 75% of its total assets must be qualified REIT Assets. The Company also calculates that 96.4% and 97.1% of its revenue qualifies for the 75% source of income test and 100% of its revenue qualifies for the 95% source of income test under the REIT rules for the year ended December 31, 1998 and the period ended December 31, 997, respectively. The Company also met all REIT requirements regarding the ownership of its Common Stock and the distributions of its net income. Therefore, as of December 31, 1998 and 1997, the Company believes that it qualified as a REIT under the provisions of the Code.

     The Company at all times intends to conduct its business so as not to become regulated as an investment company under the Investment Company Act of 1940. If the Company were to become regulated as an investment company, then the Company's use of leverage would be substantially reduced. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" ("Qualifying Interests"). Under current interpretation of the staff of the Commission, in order to qualify for this exemption, the Company must maintain at least 55% of its assets directly in Qualifying Interests. In addition, unless certain mortgage securitites represent all the certificates issued with respect to an underlying pool of mortgages, such mortgage securities may be treated as securities separate from the underlying mortgage loans and, thus, may not be considered Qualifying Interests for purposes of the 55% requirement. As of December 31, 1998 and 1997, the Company calculates that it is in compliance with this requirement.

ITEM. 7A    QUANTITATIVE AND QUALITIATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

     Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. The primary market risk to which the Company is exposed is interest rate risk, which is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond the control of the Company. Changes in the general level of interest rates can affect the Company's net interest income, which is the difference between the interest income earned on interest-earning assets and the interest expense incurred in connection with its interest-bearing liabilities, by affecting the spread between the Company's interest-earning assets and interest-bearing liabilities. Changes in the level of interest rates also can affect the value of the Company's Mortgage-Backed Securities and its ability to realize gains from the sale of such assets. The Company may utilize a variety of financial instruments, including interest rate swaps, caps, floors and other interest rate exchange contracts, in order to limit the effects of interest rates on its operations. The use of these types of derivatives to hedge interest-earning assets and/or interest-bearing liabilities carries certain risks, including the risk that losses on a hedge position will reduce the funds available for payments to holders of securities and, indeed, that such losses may exceed the amount invested in such instruments. Currently, hedging instruments have not been purchased by the Company. The profitability of the Company may be adversely affected during any period as a result of changing interest rates. The following table quantifies the potential changes in net interest income and net portfolio value should interest rates go up or down 400 basis points, assuming the yield curves of the rate shocks will be parallel to each other and the current yield curve. Net portfolio value is defined as interest-earning assets net of interest-bearing liabilities. All changes in income and value are measured as percentage changes from the projected net interest income and net portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at December 31, 1998 and various estimates regarding prepayment and all activities are made at each level of rate shock. Actual results could differ significantly from these estimates.

                                          Projected Percentage Change in            Projected Percentage Change in
      Change in Interest Rate                   Net Interest Income                      Net Portfolio Value
------------------------------------------------------------------------------------------------------------------
-400 Basis Points                                     60%                                       3%
-300 Basis Points                                     22%                                       3%
-200 Basis Points                                     43%                                       2%
-100 Basis Points                                     33%                                       2%
Base Interest Rate
+100 Basis Points                                    (46%)                                     (1%)
+200 Basis Points                                    (77%)                                     (3%)
+300 Basis Points                                    (84%)                                     (6%)
+400 Basis Points                                    (85%)                                    (11%)

ASSET AND LIABILITY MANAGEMENT

     Asset and liability management is concerned with the timing and magnitude of the repricing of assets and liabilities. It is the objective of the Company to attempt to control risks associated with interest rate movements. Methods for evaluating interest rate risk include an analysis of the Company's interest rate sensitivity "gap", which is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities. A gap is considered negative when the amount of interest-rate sensitive liabilities exceeds interest-rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to affect net interest income adversely. Because different types of assets and liabilities with the same or similar maturities may react differently to changes in overall market rates or conditions, changes in interest rates may affect net interest income positively or negatively even if an institution were perfectly matched in each maturity category.

The following table sets forth the estimated maturity or repricing of the Company's interest-earning assets and interest-bearing liabilities at December 31, 1998. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except (i) adjustable-rate loans, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature, (ii) fixed-rate mortgage-related securities reflect estimated prepayments, which were estimated based on analyses of broker estimates, the results of a prepayment model utilized by the Company and empirical data, (iii) non-performing discount loans reflect the estimated timing of resolutions which result in repayment to the Company and (iv) fixed-rate loans reflect scheduled contractual amortization, with no estimated prepayment. Management believes that these assumptions approximate actual experience and considers them reasonable; however, the interest rate sensitivity of the Company's assets and liabilities in the table could vary substantially if different assumptions were used or actual experience differs from the historical experience on which the assumptions are based.

                                                                                  More than 1
                                    Within 3                                      Year to 3           3 Years and
                                    Months                   4-12 Months            Years                 Over           Total
                                -------------------------------------------------------------------------------------------------
Rate Sensitive Assets:
  Mortgage-Backed Securities                614,235              226,655              178,557             507,246       1,526,693

Rate Sensitive Liabilities:
  Repurchase Agreements                   1,280,510                                                                     1,280,510
                                -------------------------------------------------------------------------------------------------

Interest rate sensitivity gap              (666,275)             226,655              178,557             507,246

Cumulative rate sensitivity gap            (666,275)            (439,620)            (261,063)            246,183

Cumulative interest rate
sensitivity gap as a percentage
of total rate-sensitive assets               (44%)                (29%)                (17%)                16%

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company and the related notes, together with the Independent Auditors' Report thereon are set forth on pages F-1 through F-14 on this Form 10-K.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                   PART III

ITEM 10   DIRECTORS AND OFFICERS OF THE REGISTRANT

The information required by Item 10 is incorporated herein by reference to the definitive Proxy Statement filed pursuant to Regulation 14A under the headings "Election of Directors," "Management of the Company," "Nominees for Directors of the Company," and "Section 16(a) Beneficial Ownership Reporting Requirements."

ITEM 11   EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the definitive Proxy Statement filed pursuant to Regulation 14A under the heading "Executive Compensation."

ITEM 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated herein by reference to the definitive Proxy Statement filed pursuant to Regulation 14A under the heading "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated herein by reference to the definitive Proxy Statement filed pursuant to Regulation 14A under the heading "Certain Transactions."

                                    PART IV

ITEM 14   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

4.1    Specimen Common Stock Certificate (incorporated by reference to Exhibit
       4.1 to Amendment No. 1 to the Company's Registration Statement on Form S-11(Registration No. 333-32913) filed with the Securities and Exchange Commission on September 17, 1997.

10.1 Purchase Agreement, dated February 12, 1997, between the Registrant and Freedman, Billings, Ramsey & Co., Inc. ("FBR") (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-11 (Registration No. 333-32913) filed with the Securities and Exchange Commission on August 5, 1997).

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

10.8 Form of Purchase Agreement between the Company and the purchasers in the Direct Offering (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-11 (Registration No. 333-32913) filed with the Securities and Exchange Commission on August 5,
       1997).

10.9 Employment Agreement, effective as of November 1, 1997, between the Company and Kathryn F. Fagan (incorporated by reference to Exhibit 10.9 to the Company's Form 10-K for the fiscal year ended December 31, 1997).

23.1   Consent of Independent Accountants.

27.    Financial Data Schedule

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

    "Exchange Act" means the Securities Exchange Act of 1934, as amended.

    "Excess Capital Cushion" is a term defined in the Company's Capital Investment Policy. It represents a portion of the capital the Company is required to maintain as part of this policy in order to continue to make asset acquisitions. The Excess Capital Cushion is that part of the required capital base which is in excess of the Company's haircut requirements

    "face value" means, with respect to Mortgage-Backed Securities, the outstanding principal balance of Mortgage Loans or Mortgage-Backed Securities comprising the Mortgage-Backed Securities. In the absence of credit losses, the face value equals the sum of the principal repayments that will be received by the Company over the life of the Mortgage-Backed Security.

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

    "Founders' Shares" means the 80,000 shares of Common Stock issued to founders of the Company in December 1996.

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

    "interest rate agreement" means an agreement, such as an interest rate swap cap, collar or floor, entered into for the purpose of hedging risks associated with changes in interest rates..

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

                                ANNALY MORTGAGE MANAGEMENT, INC.

Date:  March 29, 1999      By:  /s/ Michael A. J. Farrell




                                Michael A. J. Farrell
                                Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


      Signature                       Title                                                       Date
    /s/ KEVIN P. BRADY                Director                                          March 30, 1999
        Kevin P. Brady

    /s/ KATHRYN F. FAGAN              Chief Financial Officer and Treasurer             March 30, 1999
        Kathryn F. Fagan             (principal financial and accounting officer)

    /s/ MICHAEL A.J. FARRELL          Chairman of the Board, Chief Executive Officer    March 30, 1999
        Michael A. J. Farrell         and Director (principal executive officer)

    /s/ JONATHAN D. GREEN             Director                                          March 30, 1999
        Jonathan D. Green

    /s/ TIMOTHY J. GUBA               President, Chief Operating Officer and Director   March 30, 1999
        Timothy J. Guba

    /s/ WELLINGTON J. ST. CLAIRE      Vice Chairman of the Board and Director           March 30, 1999
        Wellington J. St. Claire

ANNALY MORTGAGE MANAGEMENT, INC.

INDEX TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                                                                            PAGE
INDEPENDENT AUDITORS' REPORT                                                F-2

FINANCIAL STATEMENTS:

   Balance Sheets - December 31, 1998 and 1997                              F-3

   Statements of Operations for the Year Ended
     December 31, 1998 and for the Period February 18,
     1997 (Commencement of Operations) Through December 31, 1997            F-4

   Statements of Stockholders' Equity for the Year Ended
     December 31, 1998 and for the Period February 18,
     1997 (Commencement of Operations) Through December 31, 1997            F-5

   Statements of Cash Flows for the Year Ended  December  31,
     1998 and for the Period February 18, 1997 (Commencement
     of Operations) Through December 31, 1997                               F-6

   Notes to Financial Statements                                     F-7 - F-14

INDEPENDENT AUDITORS' REPORT


To the Stockholders of
Annaly Mortgage Management, Inc.

We have audited the accompanying balance sheets of Annaly Mortgage Management, Inc. (the "Company") as of December 31, 1998 and 1997, and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 1998 and the period February 18, 1997 (commencement of operations) through December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1998 and 1997 and the results of its operations and its cash flows for the year ended December 31, 1998 and the period February 18, 1997 (commencement of operations) through December 31, 1997 in conformity with generally accepted accounting principles.

Deloitte & Touche

New York, New York

February 5, 1999

ANNALY MORTGAGE MANAGEMENT, INC.

BALANCE SHEETS
DECEMBER 31, 1998 AND 1997
-----------------------------------------------------------------------------------------------------------------------------


                                                                                    December 31,          December 31,
                                                                                        1998                  1997
                                                                                  ------------------------------------------
ASSETS

CASH AND CASH EQUIVALENTS                                                         $        69,020       $      511,172

MORTGAGE-BACKED SECURITIES - At fair value                                          1,520,288,762        1,161,779,192

ACCRUED INTEREST RECEIVABLE                                                             6,782,043            5,338,861

OTHER ASSETS                                                                              212,214              111,257
                                                                                  ---------------       --------------

TOTAL ASSETS                                                                      $ 1,527,352,039       $1,167,740,482
                                                                                  ===============       ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Repurchase agreements                                                           $ 1,280,510,000       $  918,869,000
  Payable for Mortgage-Backed Securities purchased                                    111,921,205          105,793,723
  Accrued interest payable                                                              5,052,626            4,992,447
  Dividends payable                                                                     3,857,663            2,797,058
  Accounts payable                                                                        139,236              201,976
                                                                                  ---------------       --------------

          Total liabilities                                                         1,401,480,730        1,032,654,204
                                                                                   --------------        -------------

STOCKHOLDERS' EQUITY:
  Common stock: par value $.01 per share;
    100,000,000 authorized, 12,758,024 and 12,713,900
    shares issued and outstanding, respectively                                           127,580              127,139
  Additional paid-in capital                                                          132,770,175          132,705,765
  Accumulated other comprehensive income (loss)                                        (6,404,275)           2,023,751
  Treasury stock at cost (109,600 shares)                                                (903,163)                   -
  Retained earnings                                                                       280,992              229,623
                                                                                  ---------------       --------------

           Total stockholders' equity                                                 125,871,309          135,086,278
                                                                                  ---------------       --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $ 1,527,352,039       $1,167,740,482
                                                                                  ===============       ==============

See notes to financial statements.

ANNALY MORTGAGE MANAGEMENT, INC.

STATEMENTS OF OPERATIONS
---------------------------------------------------------------------------------------------------------------------


                                                                                                    FOR THE PERIOD
                                                                                                  FEBRUARY 18, 1997
                                                                                                    (COMMENCEMENT
                                                                              FOR THE YEAR          OF OPERATIONS)
                                                                                  ENDED                THROUGH
                                                                              DECEMBER 31,           DECEMBER 31,
                                                                                  1998                   1997
                                                                           -----------------------------------------
INTEREST INCOME:
  Mortgage-Backed Securities                                                   $   89,985,526     $      24,682,353
  Money market account                                                                    105                30,782
                                                                           --------------------   ------------------

           Total interest income                                                   89,985,631            24,713,135

INTEREST EXPENSE:
  Repurchase agreements                                                            75,735,280            19,676,954
                                                                           --------------------   ------------------

NET INTEREST INCOME                                                                14,250,351             5,036,181

GAIN ON SALE OF MORTGAGE-BACKED SECURITIES                                          3,344,106               735,303

GENERAL AND ADMINISTRATIVE EXPENSES                                                 2,105,534               851,990
                                                                           --------------------   ------------------

NET INCOME                                                                         15,488,923             4,919,494
                                                                           --------------------   ------------------

OTHER COMPREHENSIVE INCOME (LOSS):
  Urealized gain (loss) on available-for-sale securities                           (5,083,920)            2,759,054
  Less:  reclassification adjustment for gains included in net
    income                                                                         (3,344,106)             (735,303)
                                                                           --------------------   ------------------
  Other comprehensive gain (loss)                                                  (8,428,026)            2,023,751
                                                                           --------------------   ------------------

COMPREHENSIVE INCOME                                                           $    7,060,897     $       6,943,245
                                                                           ====================   ==================

NET INCOME PER SHARE:
  Basic                                                                        $         1.22     $            0.83
                                                                           ====================   ==================

  Diluted                                                                      $         1.19     $            0.80
                                                                           ====================   ==================

AVERAGE NUMBER OF SHARES OUTSTANDING:
  Basic                                                                            12,709,116             5,952,123
                                                                           ====================   ==================

  Diluted                                                                          13,020,648             6,168,531
                                                                           ====================   ==================

See notes to financial statements.

ANNALY MORTGAGE MANAGEMENT, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEAR ENDED DECEMBER 31, 1998 AND THE PERIOD FEBRUARY 18, 1997
     (COMMENCEMENT OF OPERATIONS) THROUGH DECEMBER 31, 1997
------------------------------------------------------------------------------------------------------------------------------

                                                          Common    Additional
                                                          Stock      Paid-in      Treasury     Comprehensive      Retained
                                                        Par Value    Capital        Stock         Income          Earnings
                                                      ------------------------------------------------------------------------
BALANCE, FEBRUARY 18, 1997                            $     800    $     11,200   $    -                        $       (209)

  Net income                                                -              -                   $   4,919,494       4,919,494

  Other comprehensive income:
    Unrealized net losses on securities,
      net of reclassification adjustment                    -              -                       2,023,751          -
                                                                                               -------------
  Comprehensive income                                                                         $   6,943,245
                                                                                               =============
  Issuance of common stock                              126,339     132,694,565                                       -

  Dividends declared for the year ended
    December 31, 1997, $0.79 per
      average share                                         -              -                                      (4,689,662)
                                                        -------     -----------                                 ------------
BALANCE, DECEMBER 31, 1997                              127,139     132,705,765                                      229,623
                                                        -------     -----------                                 ------------
  Net income                                                -              -                   $  15,488,923      15,488,923

  Other comprehensive income:
    Unrealized net losses on securities,
      net of reclassification adjustment                    -              -                      (8,428,026)         -
                                                                                               -------------
  Comprehensive income                                      -              -                   $   7,060,897          -
                                                                                               =============
  Exercise of stock options                                 441         194,658                                       -

  Additional cost of initial public offering                -          (130,248)                                      -

  Stock buyback                                             -              -         (903,163)                        -

  Dividends declared for the year ended
    December 31, 1998, $1.22 per average share              -              -            -                        (15,437,554)
                                                      ---------    ------------   -----------                   ------------
BALANCE, DECEMBER 31, 1998                            $ 127,580    $132,770,175   $  (903,163)                  $    280,992
                                                      =========    ============   ===========                   ============

Disclosure of reclassification amounts:
  Unrealized holding losses arising during period                                              $ (5,083,920)

  Less reclassification adjustment of gains included
    in net income                                                                                (3,344,106)
                                                                                               ------------
  Net unrealized losses on securities                                                          $ (8,428,026)
                                                                                               ============
                                                                      Other
                                                                   Comprehensive
                                                                      Income                 Total
                                                               --------------------------------------------
BALANCE, FEBRUARY 18, 1997                                     $     -               $      11,791

  Net income                                                         -                        -

  Other comprehensive income:
    Unrealized net losses on securities,
      net of reclassification adjustment                          2,023,751              6,943,245

  Comprehensive income

  Issuance of common stock                                           -                 132,820,904

  Dividends declared for the year ended
    December 31, 1997, $0.79 per
      average share                                                  -                  (4,689,662)

BALANCE, DECEMBER 31, 1997                                        2,023,751            135,086,278

  Net income                                                         -

  Other comprehensive income:
    Unrealized net losses on securities,
      net of reclassification adjustment                         (8,428,026)

  Comprehensive income                                               -                   7,060,897

  Exercise of stock options                                          -                     195,099

  Additional cost of initial public offering                         -                    (130,248)

  Stock buyback                                                      -                    (903,163)

  Dividends declared for the year ended
    December 31, 1998, $1.22 per average share                       -                 (15,437,554)
                                                                -----------          -------------
BALANCE, DECEMBER 31, 1998                                      $(6,404,275)         $ 125,871,309
                                                                ===========          =============
Disclosure of reclassification amounts:
  Unrealized holding losses arising during period

  Less reclassification adjustment of gains included
    in net income
  Net unrealized losses on securities

See notes to financial statements.

ANNALY MORTGAGE MANAGEMENT, INC.

STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------------------------------------------------

                                                                                                      FEBRUARY 18, 1997
                                                                                                        (COMMENCEMENT
                                                                                                        OF OPERATIONS)
                                                                            FOR THE YEAR ENDED             THROUGH
                                                                             DECEMBER 31, 1998        DECEMBER 31, 1997
                                                                          ---------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                $       15,488,923        $      4,919,494
  Adjustments to reconcile net income to net cash provided by operating activities:
      Amortization of mortgage premiums and discounts, net                           8,235,371               2,620,729
      Depreciation of fixed assets                                                      14,154                    -
      Gain on sale of Mortgage-Backed Securities                                    (3,344,106)               (735,303)
      Increase in accrued interest receivable                                       (1,443,182)             (5,338,861)
      Increase in other assets                                                        (115,112)               (111,257)
      Increase in accrued interest payable                                              60,179               4,992,447
      (Decrease) increase in accounts payable                                          (62,740)                201,976
                                                                            ------------------        ----------------
           Net cash provided by operating activities                                18,833,487               6,549,225
                                                                            ------------------        ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Mortgage-Backed Securities                                        (1,420,592,798)         (1,310,362,097)
  Proceeds from sale of Mortgage-Backed Securities                                 568,553,814             174,682,533
  Principal payments on Mortgage-Backed Securities                                 486,337,605              79,832,420
                                                                            ------------------        ----------------
           Net cash used in investing activities                                  (365,701,379)         (1,055,847,144)
                                                                            ------------------        ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from repurchase agreements                                           11,506,566,000           3,498,546,390
  Principal payments on repurchase agreements                                  (11,144,925,000)         (2,579,677,390)
  Proceeds from exercise of stock options                                              195,100                    -
  Proceeds from private placement equity offering                                         -                 32,979,904
  Net proceeds from public offering                                                       -                 98,962,999
  Net proceeds from direct offering                                                       -                    878,000
  Additional cost of initial public offering                                          (130,248)                 -
  Purchase of Treasury Stock                                                          (903,163)                 -
  Dividends paid                                                                   (14,376,949)             (1,892,604)
                                                                            ------------------        ----------------
           Net cash provided by financing activities                               346,425,740           1,049,797,299
                                                                            ------------------        ----------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                             (442,152)                499,380

CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD                                                                               511,172                  11,792
                                                                            ------------------        ----------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $           69,020        $        511,172
                                                                            ==================        ================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Interest paid                                                             $       48,811,362       $      14,684,507
                                                                            ==================       =================
NONCASH FINANCING ACTIVITIES:
  Net unrealized gain (loss) on available-for-sale securities               $       (6,404,275)      $       2,023,751
                                                                            ==================       =================
  Dividends declared, not yet paid                                           $       3,857,663       $       2,797,058
                                                                            ==================       =================

See notes to financial statements.

ANNALY MORTGAGE MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 1998 AND FOR THE PERIOD
FEBRUARY 18, 1997 THROUGH DECEMBER 31, 1997
--------------------------------------------------------------------------------

1.    ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Annaly Mortgage Management, Inc. (the "Company") was incorporated in Maryland on November 25, 1996. The Company commenced its operations of purchasing and managing an investment portfolio of Mortgage-Backed Securities on February 18, 1997, upon receipt of the net proceeds from the private placement of equity capital. On July 31, 1997, the Company received additional proceeds from a direct offering to officers and directors. An initial public offering was completed on October 14, 1997. A summary of the Company's significant accounting policies follows:

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

Unrealized losses on Mortgage-Backed Securities that are considered other than temporary, as measured by the amount of decline in fair value attributable to factors other than temporary, are recognized in income and the cost basis of the Mortgage-Backed Securities is adjusted. There were no such adjustments for the years ended December 31, 1998 and 1997.

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

CREDIT RISK - At December 31, 1998 and 1997, the Company has limited its exposure to credit losses on its portfolio of Mortgage-Backed Securities by only purchasing securities from Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA"), or Government National Mortgage Association ("GNMA"). The payment of principal and interest on the FHLMC and FNMA Mortgage-Backed Securities are guaranteed by those respective agencies and the payment of principal and interest on the GNMA Mortgage-Backed Securities are backed by the full-faith-and-credit of the U.S. government. At December 31, 1998 and 1997, all of the Company's Mortgage-Backed Securities have an implied "AAA" rating.

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

2.   MORTGAGE-BACKED SECURITIES

The following table pertains to the Company's Mortgage-Backed Securities classified as available-for-sale as of December 31, 1998, which are carried at their fair value:

                                        FEDERAL             FEDERAL         GOVERNMENT
                                       HOME LOAN            NATIONAL         NATIONAL         TOTAL
                                        MORTGAGE            MORTGAGE         MORTGAGE        MORTGAGE
                                      CORPORATION         ASSOCIATION       ASSOCIATION       ASSETS
                                      --------------------------------------------------------------------
     Mortgage-Backed
       Securities, gross              $  449,433,408     $ 955,650,670    $ 97,330,495     $ 1,502,414,573

     Unamortized discount                   (184,996)         (423,583)              -            (608,579)
     Unamortized premium                   8,852,370        14,264,277       1,770,397          24,887,044
                                      --------------     -------------    ------------     ---------------

     Amortized cost                      458,100,782       969,491,364      99,100,892       1,526,693,038

     Gross unrealized gains                  659,557         2,092,119         549,900           3,301,576
     Gross unrealized losses              (3,487,784)       (5,692,759)       (525,309)         (9,705,852)
                                      --------------     -------------    ------------     ---------------

     Estimated fair value             $  455,272,555     $ 965,890,724    $ 99,125,483     $ 1,520,288,762
                                      ==============     =============    ============     ===============

The following table pertains to the Company's Mortgage-Backed Securities classified as available-for-sale as of December 31, 1997, which are carried at their fair value:

                                             FEDERAL              FEDERAL            GOVERNMENT
                                            HOME LOAN             NATIONAL            NATIONAL               TOTAL
                                             MORTGAGE             MORTGAGE            MORTGAGE              MORTGAGE
                                           CORPORATION          ASSOCIATION          ASSOCIATION             ASSETS
                                         -------------------------------------------------------------------------------
     Mortgage-Backed
       Securities, gross                 $ 273,119,008        $ 691,081,916        $   174,164,513       $ 1,138,365,437

     Unamortized discount                       (3,619)            (110,567)                     -              (114,186)
     Unamortized premium                     2,848,376           14,532,363              4,123,451            21,504,190
                                         -------------        -------------        ---------------       ---------------

     Amortized cost                        275,963,765          705,503,712            178,287,964         1,159,755,441

     Gross unrealized gains                    376,485            1,948,068                928,453             3,253,006
     Gross unrealized losses                  (115,190)            (802,801)              (311,264)           (1,229,255)
                                         -------------        -------------        ---------------       ---------------

     Estimated fair value                $ 276,225,060        $ 706,648,979        $   178,905,153       $ 1,161,779,192
                                         =============        =============        ===============       ===============

The adjustable rate Mortgage-Backed Securities are limited by periodic caps (generally interest rate adjustments are limited to no more than 1% every six months) and lifetime caps. The weighted average lifetime cap was 10.6% and 10.8% at December 31, 1998 and 1997, respectively.

During the year ended December 31, 1998, the Company realized $3,344,070 in gains from sales of Mortgage-Backed Securities. Losses totaled $9,964 for the year ended December 31, 1998. During the period ended

December 31, 1997, the Company realized $735,303 in gains from sales of Mortgage-Backed Securities. There were no losses on sales of Mortgage-Backed Securities during the period ended December 31, 1997.

3.   REPURCHASE AGREEMENTS

The Company had outstanding $1,280,510,000 and $918,869,000 of repurchase agreements with a weighted average borrowing rate of 5.21% and 6.16% and a weighted average remaining maturity of 29 days and 16 days as of December 31, 1998 and 1997, respectively. At December 31, 1998 and 1997, Mortgage-Backed Securities actually pledged had an estimated fair value of $1,458,669,078 and $936,859,658.

At December 31, 1998 and 1997, the repurchase agreements had the following remaining maturities:

                                                                             DECEMBER 31,          DECEMBER 31,
                                                                                 1998                  1997
                                                                        -------------------------------------------
     Within 30 days                                                           $ 1,222,542,000         $ 590,960,000
     30 to 59 days                                                                 31,346,000            51,776,000
     60 to 89 days                                                                 26,622,000                     -
     90 to 119 days                                                                         -           103,391,000
     Over 120 days                                                                          -           172,742,000
                                                                        ---------------------   -------------------

                                                                               $1,280,510,000         $ 918,869,000
                                                                        =====================   ===================

4.   COMMON STOCK

During the period ended December 31, 1997, the Company completed a private placement of equity capital. The Company received net proceeds of $32,979,904 from an issuance of 3,600,000 shares of common stock. The Company received additional proceeds of $878,000 from an issuance of 87,800 shares of common stock upon the closing of a direct offering to certain directors, officers, and employees of the Company on July 31, 1997. The Company issued 9,006,100 shares of common stock on October 14, 1997 during an initial public offering. Net proceeds received in the offering were $98,832,751. During the year ended December 31, 1998, 44,124 options were exercised at $195,099. Stock buybacks during the year ended December 31, 1998 totaled 109,600 shares at a cost of $903,163.

During the Company's year ending December 31, 1998, the Company declared dividends to shareholders totaling $15,437,554, or $1.22 per weighted average share, of which $11,579,891 was paid during the period and $3,857,663 was paid on January 25, 1999. For Federal income tax purposes dividends paid for the period is ordinary income to the Company stockholders.

During the period ended December 31, 1997, the Company declared dividends to shareholders totaling $4,689,662, or $.79 per weighted average share, of which $1,892,604 was paid during the period and $2,797,058 was paid on January 20, 1998. For Federal income tax purposes, dividends paid for the period are ordinary income to the Company stockholders.

5.   EARNINGS PER SHARE (EPS)

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting No. 128, Earnings Per Share (SFAS No. 128), which requires dual presentation of Basic EPS and Diluted EPS on the face of the income statement for all entities with complex capital structures. SFAS No. 128 also requires a reconciliation of the numerator and denominator of Basic EPS and Diluted EPS computation. For the year ended December 31, 1998, the reconciliation is as follows:

                                                                                  FOR THE YEAR ENDED
                                                                                   DECEMBER 31, 1998
                                                                       ----------------------------------------------
                                                                          INCOME            SHARES        PER-SHARE
                                                                       (NUMERATOR)       (DENOMINATOR)     AMOUNT
                                                                       ----------------------------------------------
     Net income                                                        $15,488,923
                                                                       -----------
     Basic EPS                                                          15,488,923         12,709,116     $   1.22
                                                                                                          ========

     Effect of dilutive securities:
       Dilutive stock options                                                                 311,532
                                                                       -----------         ----------
       Diluted EPS                                                     $15,488,923         13,020,648     $   1.19
                                                                       ===========         ==========     ========

Options to purchase 446,084 shares were outstanding during the period (Note 6) and were dilutive as the exercise price (between $4.00 and $8.13) was less than the average stock price for the year for the Company of $9.36. Options to purchase 147,676 shares of stock were outstanding and not considered dilutive. The exercise price (between $10.00 and $11.28) was greater than the average stock price for the year of $9.36.

For the period ending December 31, 1997, the reconciliation is as follows:

                                                                                   FOR THE PERIOD ENDED
                                                                                     DECEMBER 31, 1997
                                                                     ------------------------------------------------
                                                                          INCOME            SHARES        PER-SHARE
                                                                        (NUMERATOR)      (DENOMINATOR)     AMOUNT
                                                                        ----------       ------------     ---------
     Net income                                                         $4,919,494
                                                                        ----------
     Basic EPS                                                           4,919,494         5,952,123      $   0.83
                                                                                                          ========
     Effect of dilutive securities:
       Dilutive stock options                                                                216,408
                                                                        ----------         ---------
       Diluted EPS                                                      $4,919,494         6,168,531      $   0.80
                                                                        ==========         =========      ========

Options to purchase 348,500 shares were outstanding during the period (Note 6) and were dilutive as the exercise price (between $4.00 and $10.00) was less than the average stock price for the period for the Company (between $11.00 and $12.00).

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

                                                FOR THE PERIOD ENDING
                                         -------------------------------------
                                           DECEMBER 31,       DECEMBER 31,
                                               1998               1997
                                         -------------------------------------
     Net earnings - as reported          $15,488,925          $ 4,919,494
     Net earnings - pro forma             15,280,631            4,738,932
     Earnings per share - as reported    $      1.22          $      0.83
     Earnings per share - pro forma      $      1.20          $      0.80

The fair value of each option grant is estimated on the date of grant using the Black -Scholes option-pricing model with the following weighted average assum ptions used for grants in the year ended December 31, 1998: dividend yield of 10 %; expected volatility of 33%; risk-free interest rate of 5.56%; and expected lives of seven years. For the period ended December 31, 1997, dividend yield of 10%; expected volatility of 25%; risk-free interest rate of 6.07%; and expected lives of four years.

Information regarding options is as follows:

                                                                                                  WEIGHTED
                                                                                                   AVERAGE
                                                                                                  EXERCISE
                                                                                   SHARES           PRICE
                                                                               ------------------------------
         Outstanding, January 1,1998                                                 348,500      $     6.42

           Granted (240,326 ISOs, 46,500 NQSOs)                                      289,384            8.17
           Exercised                                                                 (44,124)           4.34
           Expired                                                                        -               -
                                                                                    --------      ----------
         Outstanding, December 31, 1998                                              593,760      $     7.42

                                                                                    ========      ==========
         Weighted average fair value of options granted during the year
           (per share)                                                              $   1.99
                                                                                    ========

Information regarding options at December 31, 1997, is as follows:

                                                                                                   WEIGHTED
                                                                                                    AVERAGE
                                                                                                   EXERCISE
                                                                                     SHARES          PRICE
                                                                                   ---------------------------
     Granted (311,000 ISOs, 37,500 NQSOs)                                               348,500      $   6.42
     Exercised                                                                                -             -
     Expired                                                                                  -             -
                                                                                       --------      --------
     Outstanding, December 31, 1997                                                     348,500      $   6.42
                                                                                       ========      ========
     Weighted average fair value of options granted during the period
       (per share)                                                                     $   2.07
                                                                                       ========

The following table summarizes information about stock options outstanding at December 31, 1998:

                                                                           OPTIONS OUTSTANDING
                                                                                WEIGHTED
                                                                                AVERAGE
                                                                               REMAINING
                                           RANGE OF           OPTIONS          CONTRACTUAL
                                          EXERCISE PRICES   OUTSTANDING        LIFE (YRS.)
                                          ----------------------------------------------------
                                           $    4.00          166,626               3
                                           $    8.13          279,458              10
                                           $    8.94            7,500               4
                                           $   10.00          137,750               3
                                           $   11.25            2,426               4

                                                           ===============
                                                              593,760             6.3
                                                           ===============

At December 31, 1998, 56,241 options were vested and not exercised.

7.   COMPREHENSIVE INCOME

The Company adopted FASB Statement No. 130, Reporting Comprehensive Income. Statement No. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. The Company at December 31, 1998 and 1997 held securities classified as available-for-sale. At December 31, 1998, the net unrealized losses totaled $6,404,275 and at December 31, 1997 the net unrealized gains totaled $2,023,751.

8.   LEASE COMMITMENTS

The Corporation has a noncancelable lease for office space, which commenced in April 1998 and expires in December 2007.

The Corporation's aggregate future minimum lease payments are as follows:

     1999                                 $  92,804
     2000                                    95,299
     2001                                    97,868
     2002                                   100,515
     2003 and thereafter                    582,406
                                          ---------

                                          $ 968,892
                                          =========

9.   RELATED PARTY TRANSACTION

     Included in "Other Assets" on the Balance sheet is an investment in Annaly International Money Management, Inc. On June 24, 1998, the Company acquired 99,960 nonvoting shares, at a cost of $49,980. The officers and directors of Annaly International Money Management Inc. are also officers and directors of the Company.

10.  SUMMARIZED QUARTERLY RESULTS (UNAUDITED)

The following is a presentation of the quarterly results of operations for the year ended December 31, 1998.

                                                                     QUARTERS ENDING
                                       -----------------------------------------------------------------------------
                                              MARCH 31,           JUNE 30,         SEPTEMBER 30,       DECEMBER 31,
                                                1998               1998                1998               1998
                                       -----------------------------------------------------------------------------
Interest income from Mortgage-
  Backed Securities and cash                 $ 20,078,721        $ 23,761,953       $ 24,008,567        $22,136,390
Interest expense on repurchase
  agreements                                   16,313,474          20,177,580         20,765,301         18,478,925
                                             ------------        ------------       ------------        -----------

           Net interest income                  3,765,247           3,584,373          3,243,266          3,657,465

Gain on sale of
  Mortgage-Backed Securities                    1,427,084             295,875            993,630            627,517

General and administrative
  expenses                                        484,181             493,718            528,240            599,185
                                             ------------        ------------       ------------       ------------

Net income                                   $  4,708,150         $ 3,386,530        $ 3,708,656        $ 3,685,797
                                             ============        ============       ============       ============

Net income per share:
  Basic                                      $       0.37        $       0.27       $       0.29       $       0.29
                                             ============        ============       ============       ============

  Dilutive                                   $       0.36        $       0.26       $       0.29       $       0.29
                                             ============        ============       ============       ============

Average number of shares
  outstanding:
  Basic                                        12,727,405          12,757,674         12,704,194         12,648,116
                                              ===========         ===========        ===========        ===========

  Dilutive                                     12,923,195          12,959,771         12,785,765         12,731,192
                                              ===========         ===========        ===========        ===========

      The following is a presentation of the quarterly results of operations for the period February 18, 1997 (commencement of operations) through December 31, 1997.

                                             PERIOD ENDED                         QUARTERS ENDING
                                                              ------------------------------------------------------
                                               MARCH 31,           JUNE 30,         SEPTEMBER 30,       DECEMBER 31,
                                                 1997               1997                1997               1997
                                            ------------------------------------------------------------------------
Interest income from Mortgage-
  Backed Securities and cash                  $ 1,060,692         $ 5,448,215        $ 6,123,457        $12,080,771
Interest expense on repurchase
  agreements                                      713,120           4,435,697          5,126,089          9,402,048
                                              -----------         -----------        -----------        -----------

           Net interest income                    347,572           1,012,518            997,368          2,678,723

Gain on sale of
  Mortgage-Backed Securities                            -             229,865            429,400             76,038

General and administrative
  expenses                                         64,047             185,849            227,245            374,849
                                              -----------         -----------        -----------        -----------

Net income                                    $   283,525         $ 1,056,534        $ 1,199,523        $ 2,379,912
                                              ===========         ===========        ===========        ===========
Net income per share:
  Basic                                       $      0.08         $      0.28         $     0.32         $     0.21
                                              ===========         ===========        ===========        ===========

  Dilutive                                    $      0.07         $      0.26         $     0.29         $     0.20
                                              ===========         ===========        ===========        ===========
Average number of shares
  outstanding                                   3,680,000           3,680,000          3,739,170         11,449,777
                                              ===========         ===========        ===========        ===========

                                  * * * * * *

Rider 52.A
 Exhibit  Exhibit Description                                                           Sequentially
 Number                                                                                 Numbered
                                                                                          Page
 3.1      Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-11
          (Registration No. 333-32913) filed with the Securities and Exchange
          Commission on August 5, 1997).

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

 10.1 Purchase Agreement, dated February 12, 1997, between the Registrant and Freedman, Billings, Ramsey & Co., Inc. ("FBR") (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-11 (Registration No. 333-32913) filed with the Securities and
          Exchange Commission on August 5, 1997).

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

 10.8 Form of Purchase Agreement between the Company and the purchasers in the Direct Offering (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-11 (Registration No. 333-
          32913) filed with the Securities and Exchange Commission on August 5,
          1997).

 10.9     Employment Agreement, effective as of November 1, 1997, between the
          Company and Kathryn F. Fagan (incorporated by reference to Exhibit
          10.9 to the Company's Form 10-K for the fiscal year ended December 31,
          1997).
 23.1     Consent of Independent Accountants.

 27.      Financial Data Schedule