Form 10-Q
period 1999-03-31
ANNALY MORTGAGE MANAGEMENT INC
filed 1999-05-13
CIK 1043219

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 1999

                                       OR

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIESEXCHANGE ACT OF 1934

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

                               Yes |X|     No |_|

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the last practicable date:

       Class                                           Outstanding May 13, 1999
Common Stock, $.01 par value                                   12,697,298

                        ANNALY MORTGAGE MANAGEMENT, INC.

                                   FORM 10-Q

                                     INDEX

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements:

      Balance Sheets - March 31, 1999 (Unaudited) and December 31, 1998        1

      Statements of Operations (Unaudited) for the quarters ended
      March 31, 1999 and 1998                                                  2

      Statement of Stockholders' Equity (Unaudited) for the quarter
      ended March 31, 1999                                                     3

      Statements of Cash Flows (Unaudited) for the quarters ended
      quarters ended March 31, 1999 and 1998                                   4

      Notes to Financial Statements (Unaudited)                             5-10

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                          11-24

Item 3. Quantitative and Qualitative Disclosure About Market Risks         25-26

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                     27

Item 2. Changes in Securities and Use of Proceeds                             27

Item 3. Defaults Upon Senior Securities                                       27

Item 4. Submission of Matters to a Vote of Security Holders                   27

Item 5. Other Information                                                     27

Item 6. Exhibits and Reports on Form 8-K                                      27

SIGNATURES                                                                    28

ANNALY MORTGAGE MANAGEMENT, INC.

BALANCE SHEETS
--------------------------------------------------------------------------------

                                                           March 31,
                                                              1999           December 31,
                                                          (unaudited)           1998
                                                        ----------------------------------
ASSETS

CASH AND CASH EQUIVALENTS                               $       329,334    $        69,020

MORTGAGE-BACKED SECURITIES - At fair value                1,547,618,299      1,520,288,762

ACCRUED INTEREST RECEIVABLE                                   7,419,163          6,782,043

OTHER ASSETS                                                    231,631            212,214
                                                        ---------------    ---------------

TOTAL ASSETS                                            $ 1,555,598,427    $ 1,527,352,039
                                                        ===============    ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Repurchase agreements                                 $ 1,371,856,000    $ 1,280,510,000
  Payable for Mortgage-Backed Securities purchased           43,023,234        111,921,205
  Accrued interest payable                                    9,582,673          5,052,626
  Dividends payable                                           4,190,108          3,857,663
  Accounts payable                                              329,904            139,236
                                                        ---------------    ---------------

          Total liabilities                               1,428,981,919      1,401,480,730
                                                        ---------------    ---------------

STOCKHOLDERS' EQUITY:
  Common stock: par value $.01 per share;
    100,000,000 authorized, 12,806,898 and 12,758,024
    shares issued and outstanding, respectively                 128,069            127,580
  Additional paid-in capital                                132,965,182        132,770,175
  Accumulated other comprehensive income (loss)              (5,982,920)        (6,404,275)
  Treasury stock at cost (109,600 shares)                      (903,163)          (903,163)
  Retained earnings                                             409,340            280,992
                                                        ---------------    ---------------

           Total stockholders' equity                       126,616,508        125,871,309
                                                        ---------------    ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $ 1,555,598,427    $ 1,527,352,039
                                                        ===============    ===============

See notes to financial statements.

ANNALY MORTGAGE MANAGEMENT, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)
--------------------------------------------------------------------------------

                                                                    For the        For the
                                                                 Quarter Ended  Quarter Ended
                                                                March 31, 1999  March 31, 1998
                                                                 ----------------------------
INTEREST INCOME:
  Mortgage-Backed Securities                                     $ 22,014,921    $ 20,078,691
  Money market account                                                     20              30
                                                                 ------------    ------------

           Total interest income                                   22,014,941      20,078,721

INTEREST EXPENSE:
  Repurchase agreements                                            17,151,041      16,313,474
                                                                 ------------    ------------

NET INTEREST INCOME                                                 4,863,900       3,765,247

GAIN ON SALE OF MORTGAGE-BACKED SECURITIES                             64,560       1,427,084

GENERAL AND ADMINISTRATIVE EXPENSES                                   610,004         484,181
                                                                 ------------    ------------

NET INCOME                                                          4,318,456       4,708,150
                                                                 ------------    ------------

OTHER COMPREHENSIVE INCOME (LOSS):
  Urealized gain (loss) on available-for-sale securities              485,915      (2,685,224)
  Less:  reclassification adjustment for gains included in net
    income                                                            (64,560)     (1,427,084)
                                                                 ------------    ------------
  Other comprehensive gain (loss)                                     421,355      (4,112,308)
                                                                 ------------    ------------

COMPREHENSIVE INCOME                                             $  4,739,811    $    595,842
                                                                 ============    ============

NET INCOME PER SHARE:
  Basic                                                          $       0.34    $       0.37
                                                                 ============    ============

  Diluted                                                        $       0.33    $       0.36
                                                                 ============    ============

AVERAGE NUMBER OF SHARES OUTSTANDING:
  Basic                                                            12,657,884      12,727,405
                                                                 ============    ============

  Diluted                                                          12,952,822      12,923,195
                                                                 ============    ============

See notes to financial statements.

ANNALY MORTGAGE MANAGEMENT, INC.

STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE QUARTER ENDED MARCH 31, 1999
(UNAUDITED)
--------------------------------------------------------------------------------

                                                   Common      Additional                                                  Other
                                                   Stock         Paid-in       Treasury    Comprehensive   Retained    Comprehensive
                                                 Par Value       Capital         Stock        Income       Earnings        Income
                                                 -----------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1998                       $ 127,580    $132,770,175   $  (903,163)                $   280,992    $(6,404,275)

  Net income                                            --              --                  $4,318,456     4,318,456             --

  Other comprehensive income:
    Unrealized net losses on securities,
      net of reclassification adjustment                --              --                     421,355            --        421,355
                                                                                            ----------

  Comprehensive income                                                                      $4,739,811
                                                                                            ==========

  Exercise of stock options                            489         195,007                                        --             --

  Dividends declared for the quarter ended
    March 31, 1999, $0.33 per average share                                                               (4,190,108)            --

                                                 ---------------------------------------                 ---------------------------
BALANCE, MARCH 31,1999                           $ 128,069    $132,965,182   $  (903,163)                $   409,340    $(5,982,920)
                                                 =======================================                 ===========================

Disclosure of reclassification amounts:

  Unrealized holding gains arising during period                                            $  485,915

  Less reclassification adjustment of gains
  included in net income                                                                       (64,560)
                                                                                            ----------

  Net unrealized gains on securities                                                        $  421,355
                                                                                            ==========


                                                     Total
                                                 -------------
BALANCE, DECEMBER 31, 1998                       $ 125,871,309

  Net income

  Other comprehensive income:
    Unrealized net losses on securities,
      net of reclassification adjustment


  Comprehensive income                               4,739,811


  Exercise of stock options                            195,496

  Dividends declared for the quarter ended
    March 31, 1999, $0.33 per average share         (4,190,108)

                                                 -------------
BALANCE, MARCH 31,1999                           $ 126,616,508
                                                 =============

Disclosure of reclassification amounts:

  Unrealized holding gains arising during period

  Less reclassification adjustment of gains included in net income


  Net unrealized gains on securities

See notes to financial statements.

ANNALY MORTGAGE MANAGEMENT, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                    For the           For the
                                                                 Quarter Ended     Quarter Ended
                                                                March 31, 1999     March 31, 1998
                                                                ----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                    $     4,318,456    $     4,708,150
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Amortization of mortgage premiums and discounts, net            2,164,643          1,622,343
      Gain on sale of Mortgage-Backed Securities                        (64,560)        (1,427,084)
      Increase in accrued interest receivable                          (637,120)        (2,178,585)
      Increase in other assets                                          (19,417)           (62,147)
      Increase in accrued interest payable                            4,530,047          5,065,225
      Increase (decrease) in accounts payable                           190,667            (56,565)
                                                                ---------------    ---------------

           Net cash provided by operating activities                 10,482,716          7,671,337
                                                                ---------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Mortgage-Backed Securities                           (255,168,532)      (685,643,269)
  Proceeds from sale of Mortgage-Backed Securities                   31,769,366        143,782,573
  Principal payments on Mortgage-Backed Securities                  125,492,931         94,221,118
                                                                ---------------    ---------------

           Net cash used in investing activities                    (97,906,235)      (447,639,578)
                                                                ---------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from repurchase agreements                             2,652,589,000      2,632,120,000
  Principal payments on repurchase agreements                    (2,561,243,000)    (2,189,919,000)
  Proceeds from exercise of stock options                               195,496            193,700
  Additional cost of initial public offering                                 --           (130,248)
  Dividends paid                                                     (3,857,663)        (2,797,058)
                                                                ---------------    ---------------

           Net cash provided by financing activities                 87,683,833        439,467,394
                                                                ---------------    ---------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    260,314           (500,847)

CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD                                                                 69,020            511,172
                                                                ===============    ===============

CASH AND CASH EQUIVALENTS, END OF PERIOD                        $       329,334    $        10,325
                                                                ===============    ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Interest paid                                                 $    12,620,994    $    11,248,249
                                                                ===============    ===============

NONCASH FINANCING ACTIVITIES:
  Net unrealized gain (loss) on available-for-sale securities   $       421,355    $    (4,112,308)
                                                                ===============    ===============

  Dividends declared, not yet paid                              $     4,190,108    $     4,082,456
                                                                ===============    ===============

See notes to financial statements.

Annaly Mortgage Management, Inc.

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------

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

Basis of Presentation - The accompanying unaudited financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. The interim financial statements for the three month period are unaudited; however, in the opinion of the Company's management, all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results of operations have been included. These unaudited financials statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on form 10-K for the year ended December 31, 1998. The nature of the Company's business is such that the results of any interim period are not necessarily indicative of results for a full year.

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

Unrealized losses on Mortgage-Backed Securities that are considered other than temporary, as measured by the amount of decline in fair value attributable to factors other than temporary, are recognized in income and the cost basis of the Mortgage-Backed Securities is adjusted. There were no such adjustments for the quarter ended March 31, 1999 and the year ended December 31, 1998.

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

Credit Risk - At March 31, 1999 and December 31, 1998, the Company has limited its exposure to credit losses on its portfolio of Mortgage-Backed Securities by only purchasing securities from Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA"), or Government National Mortgage Association ("GNMA"). The payment of principal and interest on the FHLMC and FNMA Mortgage-Backed Securities are guaranteed by those respective agencies and the payment of principal and interest on the GNMA Mortgage-Backed Securities are backed by the full-faith-and-credit of the U.S. government. At March 31, 1999 and December 31, 1998, all of the Company's Mortgage-Backed Securities have an implied "AAA" rating.

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

2. MORTGAGE-BACKED SECURITIES

The following table pertains to the Company's Mortgage-Backed Securities classified as available-for-sale as of March 31, 1999, which are carried at their fair value:

                             Federal           Federal         Government
                            Home Loan          National         National           Total
                            Mortgage           Mortgage         Mortgage          Mortgage
                           Corporation       Association       Association         Assets
                          -------------------------------------------------------------------
Mortgage-Backed
  Securities, gross       $ 428,448,475    $ 1,010,981,635    $ 88,100,157    $ 1,527,530,267

Unamortized discount           (171,760)          (914,424)             --         (1,086,184)
Unamortized premium           8,458,171         17,072,877       1,626,088         27,157,136
                          -------------    ---------------    ------------    ---------------

Amortized cost              436,734,886      1,027,140,088      89,726,245      1,553,601,219

Gross unrealized gains          490,807          1,983,325         326,711          2,800,843
Gross unrealized losses      (2,976,884)        (5,492,002)       (314,877)        (8,783,763)
                          -------------    ---------------    ------------    ---------------

Estimated fair value      $ 434,248,809    $ 1,023,631,411    $ 89,738,079    $ 1,547,618,299
                          =============    ===============    ============    ===============

The following table pertains to the Company's Mortgage-Backed Securities classified as available-for-sale as of December 31, 1998, which are carried at their fair value:

                             Federal           Federal         Government
                            Home Loan          National         National           Total
                            Mortgage           Mortgage         Mortgage          Mortgage
                           Corporation       Association       Association         Assets
                          -------------------------------------------------------------------
Mortgage-Backed
  Securities, gross       $ 449,433,408    $   955,650,670    $ 97,330,495    $ 1,502,414,573

Unamortized discount           (184,996)          (423,583)             --           (608,579)
Unamortized premium           8,852,370         14,264,277       1,770,397         24,887,044
                          -------------    ---------------    ------------    ---------------

Amortized cost              458,100,782        969,491,364      99,100,892      1,526,693,038

Gross unrealized gains          659,557          2,092,119         549,900          3,301,576
Gross unrealized losses      (3,487,784)        (5,692,759)       (525,309)        (9,705,852)
                          -------------    ---------------    ------------    ---------------

Estimated fair value      $ 455,272,555    $   965,890,724    $ 99,125,483    $ 1,520,288,762
                          =============    ===============    ============    ===============

The adjustable rate Mortgage-Backed Securities are limited by periodic caps (generally interest rate adjustments are limited to no more than 1% every six months) and lifetime caps. At March 31, 1999, the weighted average lifetime cap was 11.01%. At December 31, 1998, the weighted average lifetime cap was 10.6%.

During the quarter ended March 31, 1999, the Company realized $64,560 in gains from the sales of Mortgage-Backed Securities. During the year ended December 31, 1998, the Company realized $3,344,070 in gains from sales of Mortgage-Backed Securities. There were no losses on sales of Mortgage-Backed Securities for the quarter ended March 31, 1999. Losses totaled $9,964 for the year ended December 31, 1998.

3. REPURCHASE AGREEMENTS

As of March 31, 1999, the Company had outstanding $1,371,856,000 of repurchase agreements with a weighted average borrowing rate of 4.85% and a weighted average remaining maturity of 13 days. At March 31, 1999, Mortgage-Backed Securities actually pledged had an estimated fair value of $1,410,144,079. As of December 31, 1998, the Company had outstanding $1,280,510,000 of repurchase agreements with a weighted average borrowing rate of 5.21% and a weighted average remaining maturity of 29 days. At December 31, 1998, Mortgage-Backed Securities actually pledged had an estimated fair value of $1,458,669,078.

At March 31, 1999 and December 31, 1998, the repurchase agreements had the following remaining maturities:

                                              March 31             December 31,
                                                1999                   1998
                                           -------------------------------------

Within 30 days                             $1,347,590,000         $1,222,542,000
30 to 59 days                                  24,266,000             31,346,000
60 to 89 days                                                         26,622,000

                                           -------------------------------------
                                           $1,371,856,000         $1,280,510,000
                                           =====================================

4. COMMON STOCK

Options were exercised during the quarter ended March 31, 1999 increasing the total number of shares outstanding to 12,697,298. The number of stock options exercised was 48,874, with an aggregate purchase price of $195,496. During the year ended December 31, 1998, 44,124 options were exercised at an aggregate purchase price of $195,100. Stock buybacks during the year ended December 31, 1998 totaled 109,600 shares at a cost of $903,163.

During the Company's quarter ending March 31, 1999, the Company declared dividends to shareholders totaling $4,190,108, or $0.33 per weighted average share which was paid on April 29, 1999. During the Company's year ending December 31, 1998, the Company declared dividends to shareholders totaling $15,437,554, or $1.22 per weighted average share, of which $11,579,891 was paid during the period and $3,857,663 was paid on January 25, 1999. For Federal income tax purposes dividends paid for the year ended December 31, 1998 are ordinary income to the Company stockholders.

5. EARNINGS PER SHARE (EPS)

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting No. 128, Earnings Per Share (SFAS No. 128), which requires dual presentation of Basic EPS and Diluted EPS on the face of the income statement for all entities with complex capital structures. SFAS No. 128 also requires a reconciliation of the numerator and denominator of Basic EPS and Diluted EPS computation. For the quarter ended March 31, 1999 the reconciliation is as follows:

                                                     For the Quarter Ended
                                                        March 31, 1999
                                            ------------------------------------
                                              Income         Shares    Per-Share
                                            (Numerator)  (Denominator)   Amount
                                            ------------------------------------

Net income                                   $4,318,456
                                             ----------

Basic EPS                                     4,318,456    12,657,884    $0.34
                                                                         =====

Effect of dilutive securities:
  Dilutive stock options                                      294,938
                                             ----------    ----------

  Diluted EPS                                $4,318,456    12,952,822    $0.33
                                             ==========    ==========    =====

Options to purchase 408,152 shares were outstanding during the quarter and were dilutive as the exercise price (between $4.00 and $8.94) was less than the average stock price for the quarter for the Company of $9.31. Options to purchase 140,176 shares of stock were outstanding and not considered dilutive. The exercise price (between $10.00 and $11.28) was greater than the average stock price for the quarter of $9.31. At March 31, 1999, 83,870 options were vested and not exercised.

For the year quarter ended March 31, 1998, the reconciliation is as follows:

                                                     For the Quarter Ended
                                                        March 31, 1999
                                            ------------------------------------
                                              Income         Shares    Per-Share
                                            (Numerator)  (Denominator)   Amount
                                            ------------------------------------

Net income                                   $4,708,150
                                             ----------

Basic EPS                                     4,708,150    12,727,405    $0.37
                                                                         =====

Effect of dilutive securities:
  Dilutive stock options                                      195,790
                                             ----------    ----------

  Diluted EPS                                $4,708,150    12,923,195    $0.36
                                             ==========    ==========    =====

Options to purchase 312,226 shares were outstanding during the quarter and were dilutive as the exercise price (between $4.00 and $10.00) was less than the average stock price for the quarter for the Company of $10.83. Options to purchase 2,426 shares of stock were outstanding and not considered dilutive. The exercise price of $11.25 was greater than the average stock price for the quarter of $10.83.

7. COMPREHENSIVE INCOME

The Company adopted FASB Statement No. 130, Reporting Comprehensive Income. Statement No. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. The Company at March 31, 1999 and December 31, 1998 held securities classified as available-for-sale. At March 31, 1999 and December 31, 1998, the net unrealized losses totaled $5,982,920 and $6,404,275, respectively.

8. LEASE COMMITMENTS

The Corporation has a non-cancelable lease for office space, which commenced in April 1998 and expires in December 2007.

The Corporation's aggregate future minimum lease payments are as follows:

1999                                                                 $  92,804
2000                                                                    95,299
2001                                                                    97,868
2002                                                                   100,515
2003 through 2007                                                      582,406
                                                                     ---------

Total lease commitments                                              $ 968,892
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS

Overview

      The Company is a real estate investment trust ("REIT") which acquires and manages Mortgage-Backed Securities which can be readily financed. The Company commenced operations on February 18, 1997 upon the closing of the Private Placement, which resulted in proceeds to the Company of $33 million. The Company received additional proceeds of $878,000 upon the closing of the Direct Offering on July 31, 1997. The Company's initial public offering was completed on October 14, 1997 raising net proceeds of $98.8 million. During the year ended December 31, 1998, 109,600 shares were repurchased at a cost of $903,163. Stock options exercised during the year ended December 31, 1998 totaled 44,124 shares for a aggregate exercise price of $195,100. During the quarter ended March 31, 1999, 48,874 options were exercised for an aggregate price of $195,496.

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

Results of Operations: For the Quarter Ended March 31, 1999 and 1998

      Net Income Summary

      For the quarter ended March 31, 1999, net income, as calculated according to Generally Accepted Accounting Principles ("GAAP"), was $4,318,456, or $0.34 basic earnings per share, as compared to the quarter ended March 31, 1998 of $4,708,150 or $0.37 basic earnings per share. Net income for the quarter ended March 31, 1999 declined by $389,694 from the quarter ended March 31, 1998. Income for the first quarter of 1999 reflects a greater emphasis on net interest income and less dependence on gains on the disposition of assets, when compared to the first quarter of 1998. Taxable earnings for the quarter ended March 31, 1999 was approximately $4,415,809 or $0.35 basic per average share. Taxable income for the quarter ended March 31, 1998 was $4,260,000 or $0.36 basic per average share. Net income per share is computed by dividing net income by the weighted average number of shares of outstanding Common Stock during the period, which was 12,657,884 and 12,727,405 for the quarter ended March 31, 1999 and 1998, respectively. Dividends per weighted average number of shares outstanding for the quarter ended March 31, 1999 was $0.33 per share, $4,190,108 in total. Dividends per weighted average number of shares outstanding for the quarter ended March 31, 1998 was $0.32 per share, $4,082,456 in total. Return on average equity was 13.70% and 13.97% on an annualized basis for the quarter ended March 31, 1999 and 1998, respectively.

                               Net Income Summary
                (dollars in thousands, except per share amounts)

                                                  Quarter Ended    Quarter Ended
                                                 March 31, 1999   March 31, 1998
                                                 -------------------------------

Interest Income                                    $    22,015      $    20,079
Interest Expense                                        17,151           16,313
                                                 -------------------------------
Net Interest Income                                      4,864            3,765
Gain on Sale of Mortgage-Backed Securities                  65            1,427
General and Administrative Expenses                        610              484
                                                 -------------------------------
Net Income                                         $     4,318      $     4,708
                                                 ===============================

Average Number of Outstanding Shares - Basic        12,657,884       12,727,405
Average Number of Outstanding Shares - Diluted      12,952,822       12,923,195
Basic Net Income Per Share                         $      0.34      $      0.37
Diluted Net Income Per Share                       $      0.33      $      0.36

Average Total Assets                               $ 1,520,582      $ 1,316,110
Average Equity                                     $   126,120      $   134,827

Return on Average Assets                                  1.13%            1.43%
Return on Average Equity                                 13.70%           13.97%

      Taxable Income and GAAP Income

      For the quarter ended March 31, 1999 and 1998 , income as calculated for tax purposes (taxable income) differed from income as calculated according to generally accepted accounting principles (GAAP income). The differences were in the calculations of premium and discount amortization, gains on sale of Mortgage-Backed Securities, and general and administrative expenses.

      The distinction between taxable income and GAAP income is important to the Company's stockholders because dividends are declared on the basis of taxable income. While the Company does not pay taxes so long as it satisfies the requirements for exemption from taxation pursuant to the REIT Provisions of the Code, each year the Company completes a corporate tax form wherein taxable income is calculated as if the Company were to be taxed. This taxable income level determines the amount of dividends the Company can pay out over time. The table below presents the major differences between GAAP and taxable income for the Company for the quarter ended March 31, 1999, the year ended December 31, 1998, and the four quarters in 1998.

                                 Taxable Income

                                              Taxable General &       Taxable Mortgage   Taxable Gain on Sale
                                   GAAP Net     Administrative          Amortization         of Securities      Taxable Net
                                    Income       Differences            Differences           Differences          Income
                                  -----------------------------------------------------------------------------------------
                                                                   (dollars in thousands)
For the Quarter Ended               $ 4,318           -                   $  98                    --             $ 4,416
  March 31, 1999

---------------------------------------------------------------------------------------------------------------------------
For the Year Ended                  $15,489          $6                   $ 969                 ($331)            $16,133
  December 31, 1998
For the Quarter Ended               $ 3,685          $3                   $ 439                 ($ 20)            $ 4,107
  December 31, 1998
For the Quarter Ended               $ 3,709                               $ 228                 $  83             $ 4,020
  September 30, 1998
For the Quarter Ended               $ 3,387          $2                   $ 376                 ($ 19)            $ 3,746
   June 30, 1998
For  the Quarter Ended              $ 4,708          $1                   ($ 74)                ($375)            $ 4,260
   March 31, 1998

      Interest Income and Average Earning Asset Yield

      The Company had average earning assets of $1.5 billion and $1.3 billion for the quarter ended March 31, 1999 and 1998, respectively. The Company's primary source of income for the quarters ended March 31, 1999 and 1998 was interest income. A portion of income was generated by gains on sales of Mortgage-Backed Securities. Interest income was $22.0 million and $20.1 million for the quarters ended March 31, 1999 and 1998, respectively. The yield on average earning assets was 5.87% and 6.15% for the same respective periods.

Yields on interest earning assets decreased to 5.87% for the quarter ended March 31, 1999 from 6.15% for the quarter ended March 31, 1998. The average asset balance increased by $2 million for the quarter ended March 31, 1999 as compared to the quarter ended March 31, 1998 which resulted in an increase in interest income, even though the yield decreased. The table below shows the Company's average balance of cash equivalents and Mortgage-Backed Securities, the yields earned on each type of earning assets, the yield on average earning assets and interest income for the quarter ended March 31, 1999, the year ended December 31, 1998, and the four quarters in 1998.

                           Average Earning Asset Yield

                                                                                                   Yield on
                                                            Average                                 Average
                                                           Amortized                               Amortized
                                                            Cost of                   Yield on      Cost of     Yield on
                                              Average      Mortgage-     Average      Average      Mortgage-    Average
                                                Cash        Backed       Earning        Cash        Backed      Earning    Interest
                                            Equivalents   Securities      Assets     Equivalents   Securities    Assets     Income
                                           ----------------------------------------------------------------------------------------
                                                                           (dollars in thousands)
For the Quarter Ended March 31, 1999             $2        $1,502,627   $1,502,629     4.01%         5.87%       5.87%     $22,015
-----------------------------------------------------------------------------------------------------------------------------------
For the Year Ended December 31, 1998             $2        $1,461,789   $1,461,791     4.32%         6.16%       6.16%     $89,985
For the Quarter Ended December 31, 1998          $2        $1,446,094   $1,446,096     4.28%         6.12%       6.12%     $22,136
For the Quarter Ended September 30, 1998         $2        $1,543,010   $1,543,012     4.20%         6.22%       6.22%     $24,009
For the Quarter Ended June 30, 1998              $2        $1,550,968   $1,568,024     4.35%         6.13%       6.13%     $23,762
For  the Quarter Ended March 31, 1998            $2        $1.307.088   $1,307,090     4.45%         6.15%       6.15%     $20,079

      The Constant Prepayment Rate (or "CPR") on the Company's portfolio of Mortgage-Backed Securities for the quarter ended March 31, 1999 increased to 23% from 21% in quarter ended March 31, 1998. "CPR" means an assumed rate of prepayment for the Company's Mortgage-Backed Securities, expressed as an annual rate of prepayment relative to the outstanding principal balance of the Company's Mortgage-Backed Securities. This CPR does not purport to be either a historical description of the prepayment experience of the Company's Mortgage-Backed Securities or a prediction of the anticipated rate of prepayment of the Company's Mortgage-Backed Securities. Since a large portion of the Company's assets was purchased at a premium to par value and only a small portion of the Company's assets was purchased at a discount to par value, the premium balance in the Company's portfolio is substantially higher than the discount balance.

Principal prepayments had a negative effect on the Company's earning asset yield for the quarters ended March 31, 1999 and 1998 because the Company adjusts its rates of premium amortization and discount accretion monthly based upon the effective yield method, which takes into consideration changes in prepayment speeds.

      Interest Expense and the Cost of Funds

      The Company anticipates that its largest expense will usually be the cost of borrowed funds. The Company had average borrowed funds of $1.4 billion and total interest expense of $17.1 million for the quarter ended March 31, 1999. The Company had average borrowed funds of $1.2 billion and total interest expense of $16.3 million for the quarter ended March 31, 1998. The average cost of funds was 4.97% and 5.59% for the quarter ended March 31, 1999 and March 31, 1998, respectively. Interest expense is calculated in the same manner for GAAP and tax purposes. Even though the cost of funds rate declined substantially for the three month period ending March 31, 1999 when compared to the three month period ended March 31, 1998, interest expense increased because of the increase in the average repurchase balance by $2 million.

      With the Company's current asset/liability management strategy, changes in the Company's cost of funds are expected to be closely correlated with changes in short-term LIBOR, although the Company may choose to extend the maturity of its liabilities at any time. The Company's average cost of funds was 0.01% greater than the average one-month LIBOR for the quarter ended March 31, 1999 and 0.09% less than the average one-month LIBOR for the quarter ended March 31, 1998. The Company generally has structured its borrowings to adjust with one-month LIBOR. During the quarter ended March 31, 1999, average one-month LIBOR, which was 4.96%, was 0.09% less than average six-month LIBOR, which was 5.05%. During the quarter ended March 31, 1998, average one-month LIBOR, which was 5.64%, was 0.04% less than average six-month LIBOR, which was 5.68%

      The table below shows the Company's average borrowed funds and average cost of funds as compared to average one- and six-month LIBOR for the quarter ended March 31, 1999, the year ended December 31, 1998, and the four quarters in 1998.

                             Average Cost of Funds

                                                                                       Average One-   Average Cost
                                                                   Average   Average   Month LIBOR      of Funds     Average Cost of
                                   Average               Average     One-      Six-    Relative to     Relative to   Funds Relative
                                  Borrowed    Interest   Cost of    Month     Month    Average Six-   Average One-   to Average Six-
                                    Funds     Expense     Funds     LIBOR     LIBOR    Month LIBOR     Month LIBOR     Month LIBOR
                                ----------------------------------------------------------------------------------------------------
                                                              (dollars in thousands)
For the Quarter Ended
  March 31, 1999                 $1,381,663   $17,151     4.97%     4.96%     5.05%      (0.09%)          0.01%          (0.08%)
------------------------------------------------------------------------------------------------------------------------------------
For the Year Ended
  December 31, 1998              $1,360,040   $75,735     5.57%     5.57%     5.54%       0.03%             -             0.03%
For the Quarter Ended
  December 31, 1998              $1,371,240   $18,479     5.39%     5.36%     5.10%       0.26%           0.03%           0.29%
For the Quarter Ended
  September 30, 1998             $1,460,612   $20,765     5.68%     5.62%     5.63%      (0.01%)          0.06%           0.05%
For the Quarter Ended
  June 30, 1998                  $1,440,822   $20,178     5.60%     5.66%     5.75%      (0.09%)         (0.06%)         (0.15%)
For the Quarter Ended
  March 31, 1998                 $1,167,483   $16,313     5.59%     5.64%     5.68%      (0.04%)         (0.05%)         (0.09%)

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

      Net Interest Income

      Net interest income, which equals interest income less interest expense, totaled $4.9 million for the quarter ended March 31, 1999 and $3.8 million for quarter ended March 31, 1998. Net interest spread, which equals the yield on the Company's average assets for the period less the average cost of funds for the period, was 0.90% for the quarter ended March 31, 1999 compared to 0.56% for the quarter ended March 31, 1998. Net interest margin, which equals net interest income divided by average total assets, was 1.27% and 1.14% on an annualized basis for the quarter ended March 31, 1999 and 1998, respectively. Income for the first quarter of 1999 reflects a greater emphasis on net interest income and less dependence on gains on disposition of assets, when compared to the first quarter of 1998. Net interest income increased because of lower funding cost for the period. This increase was partially offset by lower yields on assets. Taxable net interest income was approximately $97,353 greater than GAAP net interest income because of differing premium and discount amortization, for the quarter ended March 31, 1999. Taxable net interest income was $74,132 less than GAAP net interest income because of differing premium and discount amortization, for the quarter ended March 31, 1998. The principal reason that annualized net interest margin exceeded net interest spread is that average assets exceeded average liabilities. A portion of the Company's assets is funded with equity rather than borrowings. The Company did not have any interest rate agreement expense for the quarter ended March 31, 1999 and 1998.

      The table below shows interest income by earning asset type, average earning assets by type, total interest income, yield on average interest earning assets, average repurchase agreements, interest expense, average cost of funds, and net interest income for the quarter ended March 31, 1999, the year ended December 31, 1998, and the four quarters in 1998.

                            GAAP Net Interest Income
                             (dollars in thousands)

                                   Average
                                  Amortized
                                   Cost of       Interest                       Interest
                                Mortgage-Backe   Income on                     Income on      Total
                                 Securities    Mortgage-Backe  Average Cash       Cash      Interest
                                    Held        Securities      Equivalents   Equivalents    Income
                                -----------------------------------------------------------------------
For the Quarter Ended March
31, 1999                         $1,502,629       $22,015           $2             --        $22,015
-------------------------------------------------------------------------------------------------------
For the Year Ended
  December 31, 1998              $1,461,790       $89,986           $2             --        $89,986
For the Quarter Ended
  December 31, 1998              $1,446,094       $22,136           $2             --        $22,136

                                Yield on
                                Average      Average
                                Interest   Balance of              Average     Net
                                Earning    Repurchase   Interest   Cost of   Interest
                                 Assets    Agreements    Expense    Funds     Income
                                -----------------------------------------------------
For the Quarter Ended March
31, 1999                         5.87%     $1,381,663    $17,151     4.97%    $4,864
-------------------------------------------------------------------------------------
For the Year Ended
  December 31, 1998              6.16%     $1,360,040    $75,735     5.57%   $14,250
For the Quarter Ended
  December 31, 1998              6.12%     $1,371,240    $18,479     5.39%    $3,657

For the Quarter Ended
  September 30, 1998             $1,543,010       $24,009           $2             --        $24,009
For the Quarter Ended
  June 30, 1998                  $1,550,968       $23,762           $2             --        $23,762
For  the Quarter Ended
  March 31, 1998                 $1,307,088       $20,079           $2             --        $20,079

For the Quarter Ended
  September 30, 1998             6.22%     $1,460,612    $20,765     5.68%    $3,244
For the Quarter Ended
  June 30, 1998                  6.13%     $1,440,822    $20,178     5.60%    $3,584
For  the Quarter Ended
  March 31, 1998                 6.15%     $1,167,483    $16,313     5.59%    $3,765

      Gains and Losses on Sales of Mortgage-Backed Securities

      For the quarter ended March 31, 1999, the Company sold Mortgage-Backed Securities with an aggregate historical amortized cost of $31.7 million for an aggregate gain of $64,560. During the quarter ended March 31, 1998, the Company sold Mortgage-Backed Securities with a historical amortized cost of $142.4 million for an aggregate gain of $1.4 million. As stated above, the gain on sale of assets declined substantially. For the quarter ended March 31, 1999, there was a greater emphasis on spread income and not gains. Taxable net gains were approximately the same as GAAP gains (losses) on sale of securities for the quarter ended March 31, 1999 and $375,163 less for the quarter ended March 31, 1998. The difference between the sale price and the historical amortized cost of the Mortgage-Backed Securities is a realized gain and increased income accordingly. The Company does not expect to sell assets on a frequent basis, but may from time to time sell existing assets to move into new assets which management believes might have higher risk-adjusted returns or to manage its balance sheet as part of management's asset/liability management strategy.

      Credit Expenses

      The Company has not experienced credit losses on its portfolio of Mortgage-Backed Securities to date, but losses may be experienced in the future. To date, the Company had limited its exposure to credit losses on its portfolio of Mortgage-Backed Securities by purchasing only securities, issued or guaranteed by FNMA, FHLMC or GNMA ("Agency certificates"), which, although not rated, carry an implied "AAA" rating.

      General and Administrative Expenses

      General and administrative expenses ("operating expense" or "G&A expense") were $610,004 for the quarter ended March 31, 1999 and $484,181 for the quarter ended March 31, 1998. Taxable G&A expenses were approximately $137 and $1,427 less than for GAAP purposes for the quarters ended March 31, 1999 and 1998, respectively. G&A expense increased as a percentage of assets to 0.16% for the three month period ended March 31, 1999 compared to 0.15% for the same three month period in the previous year. The Company experienced economies of scale with the increasing asset base and because it is internally managed. Also, it intends to continue to be a low cost provider.

                  GAAP G&A Expense and Operating Expense Ratios

                                                                      Total G&A         Total G&A
                           Cash Comp and                           Expense/Average   Expense/Average
                              Benefits     Other G&A   Total G&A        Assets            Equity
                              Expense       Expense     Expense      (annualized)      (annualized)
                           -------------------------------------------------------------------------
                                            (dollars in thousands)
For the Quarter Ended
  March 31, 1999                 $333         $277         $610         0.16%             1.93%

----------------------------------------------------------------------------------------------------
For the Year Ended
  December 31, 1998            $1,210         $896       $2,106         0.14%             1.60%
For the Quarter Ended
  December 31, 1998              $380         $219         $599         0.15%             1.90%
For the Quarter Ended
  September 30, 1998             $318         $210         $528         0.13%             1.61%

For the Quarter Ended
  June 30, 1998                  $252         $242         $494         0.13%             1.50%
For  the Quarter Ended
  March 31, 1998                 $259         $225         $484         0.15%             1.44%

      Net Income and Return on Average Equity

      Net income was $4.3 million in the quarter ended March 31, 1999 and $4.7 million for the quarter ended March 31, 1998. Return on average equity was 13.70% on an annualized basis for the quarter ended March 31, 1999 and 13.97% on an annualized basis for the quarter ended March 31, 1998. The table below shows the Company's net interest income, gain on sale of Mortgage-Backed Securities and G&A expense each as a percentage of average equity, and the return on average equity for the quarter ended March 31, 1999, the year ended December 31, 1998 and the four quarters in 1998.

                     Components of Return on Average Equity

                                                              Gain on Sale of
                                                              Mortgage-Backed
                                              Net Interest      Securities/
                                             Income/Average       Average       G&A Expense/Average   Return on Average
                                                 Equity           Equity              Equity               Equity
                                             --------------------------------------------------------------------------
For the Quarter Ended March 31, 1999
  (on an annualized basis)                       15.43%            0.20%               1.93%               13.70%

-----------------------------------------------------------------------------------------------------------------------

For the Year ended December 31, 1998             10.85%            2.55%               1.60%               11.80%
For the Quarter Ended December 31, 1998
  (on an annualized basis)                       11.45%            1.97%               1.90%               11.71%
For the Quarter Ended September 30, 1998
  (on an annualized basis)                        9.89%            3.03%               1.61%               11.31%
For the Quarter Ended June 30, 1998
  (on an annualized basis)                       10.92%            1.90%               1.50%               10.32%
For  the Quarter March 31, 1998
  (on an annualized basis)                       11.18%            4.23%               1.44%               13.97%

      Dividends and Taxable Income

      The Company has elected to be taxed as a REIT under the Code. Accordingly, the Company intends to distribute substantially all of its taxable income for each year to stockholders, including income resulting from gains on sales of Mortgage-Backed Securities. Through March 31, 1999, earned taxable income exceeded dividend declarations by approximately $1.1 million or $0.09 per share, based on the number of shares of Common Stock outstanding at period end.

                                Dividend Summary

                                                                                                             Cumulative
                                       Weighted Average   Taxable Net   Dividends               Dividend   Undistributed
                           Taxable Net   Common Shares      Income      Declared      Total      Pay-out      Taxable
                             Income       Outstanding      Per Share    Per Share   Dividends     Ratio        Income
                           ---------------------------------------------------------------------------------------------
                                                           (dollars in thousands, except per share data)
For the Quarter Ended
  March 31, 1999             $4,416       12,657,884         $0.35        $0.33      $4,190       94.9%        $1,115
------------------------------------------------------------------------------------------------------------------------
For the Year Ended
  December 31, 1998         $16,133       12,709,116         $1.27       $1.215     $15,437       95.7%          $889
For the Quarter Ended
  December 31, 1998          $4,107       12,648,116         $0.32       $0.315      $3,859      93.96%          $889
For the Quarter Ended
  September 30,  1998        $4,020       12,704,194         $0.32        $0.27      $3,415      83.74%          $641
For the Quarter Ended
  June 30, 1998              $3,746       12,757,674         $0.29        $0.32      $4,082     108.39%           $36
For  the Quarter Ended
  March 31, 1998             $4,260       12,727,405         $0.33        $0.32      $4,082      88.07%          $372

Financial Condition

      Mortgage-Backed Securities

      All of the Company's Mortgage-Backed Securities at March 31, 1999, December 31, 1998, and March 31, 1998 were Mortgage-Backed Securities backed by Single-Family Mortgage Loans. All of the mortgage assets underlying such Mortgage-Backed Securities were secured with a first lien position with respect to the underlying single-family properties. At March 31, 1999, December 31, 1998, and March 31, 1998, all the Company's Mortgage-Backed Securities were Agency Certificates, which, although not rated, carry an implied "AAA" rating. All of the Company's earning assets are marked-to-market at liquidation value.

      Discount balances are accreted as an increase in interest income over the life of discount Mortgage-Backed Securities and premium balances are amortized as a decrease in interest income over the life of premium Mortgage-Backed Securities. At March 31, 1999 and 1998, the Company had on its balance sheet a total of $1.1 million and $608,579, respectively, of unamortized discount (which is the difference between the remaining principal value and current historical amortized cost of Mortgage-Backed Securities acquired at a price below principal value) and a total of $27.2 million and $24.9 million, respectively, of unamortized premium (which is the difference between the remaining principal value and the current historical amortized cost of Mortgage-Backed Securities acquired at a price above principal value).

      Mortgage principal repayments received were $125.5 million and $94.2 million for the quarter ended March 31, 1999 and 1998, respectively. Given the Company's current portfolio composition, if mortgage principal prepayment rates increase over the life of the Mortgage-Backed Securities comprising the current portfolio, all other factors being equal, the Company's net interest income should decrease during the life of such Mortgage-Backed Securities as the Company will be required to amortize its net premium balance into income over a shorter time period. Similarly, if mortgage principal prepayment rates decrease over the life of such Mortgage-Backed Securities, all other factors being equal, the Company's net interest income should increase during the life of such Mortgage-Backed Securities as the Company will amortize its net premium balance over a longer time period.

      The table below summarizes the Company's Mortgage-Backed Securities, at the dates indicated.

                           Mortgage-Backed Securities

                                                                                                  Estimated Fair
                                                                       Amortized      Estimated       Value/       Weighted
                                               Net      Amortized   Cost/Principal      Fair         Principal     Average
                           Principal Value   Premium      Cost           Value          Value          Value        Yield
                           ------------------------------------------------------------------------------------------------
                                                          (dollars in thousands)
At March 31, 1999            $1,527,530      $26,071   $1,553,601       101.71%      $1,547,618       101.32%       5.94%

---------------------------------------------------------------------------------------------------------------------------
At December 31, 1998         $1,502,414      $24,278   $1,526,692       101.62%      $1,520,289       101.19%       6.43%
At September 30, 1998        $1,461,056      $24,244   $1,485,300       101.66%      $1,483,195       101.52%       6.49%
At June 30, 1998             $1,541,520      $26,532   $1,568,052       101.72%      $1,566,188       101.60%       6.50%
At March 31, 1998            $1,495,670      $25,265   $1,520,935       101.70%      $1,518,847       101.55%       6.51%

      The tables below set forth certain characteristics of the Company's Mortgage-Backed Securities. The index level for adjustable-rate Mortgage-Backed Securities is the weighted average rate of the various short-term interest rate indices which determine the coupon rate.

            Adjustable-Rate Mortgage-Backed Security Characteristics

                                       Weighted   Weighted   Weighted      Weighted                   Weighted   Principal Value at
                                        Average    Average    Average   Average Term     Weighted      Average   Period End as % of
                          Principal     Coupon      Index       Net        to Next       Average        Asset        Mortgage-
                            Value        Rate       Level     Margin      Adjustment   Lifetime Cap     Yield    Backed Securities
                          ---------------------------------------------------------------------------------------------------------
                                                                   (dollars in thousands)
At March 31, 1999         $1,036,947     6.63%      4.97%      1.66%       11 months      11.01%        5.64%          67.88%

-----------------------------------------------------------------------------------------------------------------------------------
At December 31, 1998      $1,030,654     6.84%      5.18%      1.66%       12 months      10.63%        6.42%          68.60%
At September 30, 1998     $1,050,177     6.78%      5.20%      1.68%       13 months      10.42%        6.51%          71.88%
At June 30, 1998          $1,140,518     6.86%      5.20%      1.66%       15 months      10.42%        6.46%          73.98%
At March 31, 1998         $1,176,716     6.89%      5.45%      1.61%       12 months      10.00%        6.46%          78.68%

               Fixed-Rate Mortgage-Backed Security Characteristics

                                                                                  Principal Value as % of
                                            Weighted Average   Weighted Average       Mortgage-Backed
                          Principal Value      Coupon Rate       Asset Yield            Securities
                          -------------------------------------------------------------------------------
                                                      (dollars in thousands)
At March 31, 1999            $490,583             6.54%             6.37%                 32.12%

---------------------------------------------------------------------------------------------------------
At December 31, 1998         $471,760             6.55%             6.47%                 31.40%
At September 30, 1998        $410,879             6.69%             6.47%                 28.12%
At June 30, 1998             $401,002             6.82%             6.65%                 26.02%
At March 31, 1998            $318,954             6.85%             6.70%                 21.32%

      At March 31, 1999, the Company held Mortgage-Backed Securities with coupons linked to the one-year, three-year, and five-year Treasury Indices, one-month LIBOR and the six-month CD rate. The table below segments the Company's adjustable-rate Mortgage-Backed Securities by type of adjustment index, coupon adjustment frequency and annual and lifetime cap adjustment.

               Adjustable-Rate Mortgage-Backed Securities by Index
                                 March 31, 1999

                                                                        1-Year     3-Year     5-Year
                                               One-Month   Six-Month   Treasury   Treasury   Treasury
                                                 LIBOR      CD Rate     Index      Index      Index
                                               ----------------------------------------------------------
Weighted Average Adjustment Frequency            1 mo.       6 mo.      32 mo.     36 mo.     60 mo.
Weighted Average Term to Next Adjustment         1 mo.       3 mo.      19 mo.     16 mo.      0 mo.
Weighted Average Annual Period Cap                None       1.00%       1.71%      1.79%      2.00%
Weighted Average Lifetime Cap at
   March 31, 1999                                9.13%      11.06%      12.01%     13.13%     11.51%
Mortgage Principal Value as Percentage of
  Mortgage-Backed Securities at
  March 31, 1999                                25.07%       3.34%      32.56%      6.62%      0.29%

      At December 31, 1998, the Company held Mortgage-Backed Securities with coupons linked to the one-year and three-year Treasury indices, one-month LIBOR, and the six-month CD rate. The table below segments the Company's adjustable-rate Mortgage Backed Securities by type of adjustment index, coupon adjustment frequency, and annual and lifetime cap adjustment.

               Adjustable-Rate Mortgage-Backed Securities by Index
                                December 31, 1998

                                                                       1-Year     3-Year     5-Year
                                              One-Month   Six-Month   Treasury   Treasury   Treasury
                                                LIBOR      CD Rate     Index      Index      Index
                                              ------------------------------------------------------
Weighted Average Adjustment Frequency           1 mo.       6 mo.      32 mo.     36 mo.     60 mo.
Weighted Average Term to Next Adjustment        1 mo.       3 mo.      23 mo.      9 mo.      2 mo.
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

                           Unrealized Gains and Losses
                           (dollars in the thousands)

                             At March 31,    At December 31,   At September 30,  At June 30,    At March 31,
                                 1999              1998              1998           1998           1998
                             -------------------------------------------------------------------------------
Unrealized Gain                $ 2,801           $ 3,302           $ 7,060        $ 2,826        $ 2,622
Unrealized Loss                 (8,784)           (9,706)           (9,164)        (4,736)        (4,710)
                               -----------------------------------------------------------------------------
Net Unrealized Loss             (5,983)           (6,404)           (2,104)        (1,910)        (2,088)
                               =============================================================================
Net Unrealized Loss as % of
Mortgage-Backed Securities
Principal Value                  (0.39%)           (0.43%)            0.18%         (0.12%)        (0.14%)
Net Unrealized  Loss as % of
Mortgage-Backed Securities
Amortized Cost                   (0.39%)           (0.42%)            0.17%         (0.12%)        (0.14%)

      Interest Rate Agreements

      Interest rate agreements are assets that are carried on a balance sheet at estimated liquidation value. At March 31, 1999 and December 31, 1998, there were no interest rate agreements on the Company's balance sheet. No interest rate agreements have been entered into since inception of the Company.

      Borrowings

      To date, the Company's debt has consisted entirely of borrowings collateralized by a pledge of the Company's Mortgage-Backed Securities. These borrowings appear on the balance sheet as repurchase agreements. At March 31, 1999, the Company had established uncommitted borrowing facilities in this market with twenty-three lenders in amounts, which the Company believes, are in excess of its needs. All of the Company's Mortgage-Backed Securities are currently accepted as collateral for such borrowings. The Company, however, limits its borrowings, and thus its potential asset growth, in order to maintain unused borrowing capacity while increasing the liquidity and strength of its balance sheet.

      For the quarter ended March 31, 1999 and 1998, the term to maturity of the Company's borrowings has ranged from one day to one year, with a weighted average original term to maturity of 63 days and 66 days, respectively. The weighted average remaining maturity was 13 days and 20 days at March 31, 1999 and 1998, respectively. Many of the Company's borrowings have a cost of funds which adjust monthly based on a fixed spread over or under one-month LIBOR or based on the daily Fed Funds rate. As a result, the average term to the next rate adjustment for the Company's borrowings is typically shorter than the term to maturity for the Company's Mortgage-Backed Securities. At March 31, 1999, the weighted average cost of funds for all of the Company's borrowings was 4.85% and the weighted average term to next rate adjustment was 13 days. At March 31, 1998, the weighted average cost of funds for all the Company's borrowings was 5.58% and the weighted average term to next rate adjustment was 20 days.

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

      Stockholders' Equity

      The Company uses "available-for-sale" treatment for its Mortgage-Backed Securities; these assets are carried on the balance sheet at estimated market value rather than historical amortized cost. Based upon such "available-for-sale" treatment, the Company's equity base at March 31, 1999 was $126.7 million, or $9.97 per share. If the Company had used historical amortized cost accounting, the Company's equity base at March 31, 1999 would have been $132.6 million, or $10.44 per share. The Company's equity base at March 31, 1998 was $131.7 million, or $10.32 per share. If the Company had used historical amortized cost accounting, the Company's equity base at March 31, 1998 would have been $133.8 million, or $10.48 per share.

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

      Unrealized changes in the estimated net market value of Mortgage-Backed Securities have one direct effect on the Company's potential earnings and dividends: positive market-to-market changes will increase the Company's equity base and allow the Company to increase its borrowing capacity while negative changes will tend to limit borrowing capacity under the Company's Capital Investment Policy. A very large negative change in the net market value of the Company's Mortgage-Backed Securities might impair the Company's liquidity position, requiring the Company to sell assets with the likely result of realized losses upon sale. "Net Unrealized Losses on Assets Available for Sale" was $6.0 million, or 0.39% of the amortized cost of Mortgage-Backed Securities, at March 31, 1999. "Net Unrealized Gain on Assets Available for Sale" was $2.1 million, or 0.14% of the amortized cost of Mortgage-Backed Securities, at March 31, 1998.

      The table below shows the Company's equity capital base as reported and on a historical amortized cost basis at March 31, 1999, December 31, 1998, September 30, 1998, June 30, 1998, and March 31, 1998. Issuances of Common Stock, the level of GAAP earnings as compared to dividends declared, and other factors influence the historical cost equity capital base. The GAAP reported equity capital base is influenced by these factors plus changes in the "Net Unrealized Losses on Assets Available for Sale" account.

                              Stockholders' Equity

                                                                               GAAP
                                       Historical      Net Unrealized        Reported        Historical       GAAP Reported
                                     Amortized Cost    Gains on Assets     Equity Base     Amortized Cost     Equity (Book
                                      Equity Base     Available for Sale   (Book Value)   Equity Per Share   Value) Per Share
                                 --------------------------------------------------------------------------------------------
                                                            (dollars in thousands, except per share data)
At March 31, 1999                       $132,599          ($5,983)          $126,617            $10.44              $9.97

-----------------------------------------------------------------------------------------------------------------------------
At December 31, 1998                    $132,275          ($6,404)          $125,871            $10.46              $9.95
At September 30, 1998                   $132,446          ($2,105)          $130,342            $10.47             $10.30
At June 30, 1998                        $133,055          ($1,910)          $131,145            $10.43             $10.28
At March 31, 1998                       $133,751          ($2,088)          $131,663            $10.48             $10.32

      Leverage

      The Company's debt-to-GAAP reported equity ratio at March 31, 1999 and March 31, 1998 was 10.0:1 and 10:1, respectively. The Company generally expects to maintain a ratio of debt-to-equity of between 8:1 and 12:1, although the ratio may vary from time to time based upon various factors, including management's opinion of the level of risk of its assets and liabilities, the Company's liquidity position, the level of unused borrowing capacity and over-collateralization levels required by lenders when the Company pledges assets to secure borrowings.

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

      Other Matters

      The Company calculated its qualified REIT Assets, as defined in the Internal Revenue Code of 1986, as amended (the "Code"), to be 99.5% of its total assets at March 31, 1999 and 1998, as compared to the Code requirement that at least 75% of its total assets must be qualified REIT Assets. The Company also calculates that 99.7% and 93.4% of its revenue qualifies for the 75% source of income test and 100% of its revenue qualifies for the 95% source of income test under the REIT rules for the quarter ended March 31, 1999 and 1998, respectively. The Company also met all REIT requirements regarding the ownership of its Common Stock and the distributions of its net income. Therefore, as of March 31, 1999 and 1998, the Company believes that it qualified as a REIT under the provisions of the Code.

      The Company at all times intends to conduct its business so as not to become regulated as an investment company under the Investment Company Act of 1940. If the Company were to become regulated as an investment company, then the Company's use of leverage would be substantially reduced. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" ("Qualifying Interests"). Under current interpretation of the staff of the Commission, in order to qualify for this exemption, the Company must maintain at least 55% of its assets directly in Qualifying Interests. In addition, unless certain mortgage securitites represent all the certificates issued with respect to an underlying pool of mortgages, such mortgage securities may be treated as securities separate from the underlying mortgage loans and, thus, may not be considered Qualifying Interests for purposes of the 55% requirement. As of March 31, 1999 and 1998, the Company calculates that it is in compliance with this requirement.

ITEM. 3 QUANTITATIVE AND QUALITIATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

      Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. The primary market risk to which the Company is exposed is interest rate risk, which is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond the control of the Company. Changes in the general level of interest rates can affect the Company's net interest income, which is the difference between the interest income earned on interest-earning assets and the interest expense incurred in connection with its interest-bearing liabilities, by affecting the spread between the Company's interest-earning assets and interest-bearing liabilities. Changes in the level of interest rates also can affect the value of the Company's Mortgage-Backed Securities and its ability to realize gains from the sale of such assets. The Company may utilize a variety of financial instruments, including interest rate swaps, caps, floors and other interest rate exchange contracts, in order to limit the effects of interest rates on its operations. The use of these types of derivatives to hedge interest-earning assets and/or interest-bearing liabilities carries certain risks, including the risk that losses on a hedge position will reduce the funds available for payments to holders of securities and, indeed, that such losses may exceed the amount invested in such instruments. Currently, the Company has not purchased hedging instruments. The profitability of the Company may be adversely affected during any period as a result of changing interest rates. The following table quantifies the potential changes in net interest income and net portfolio value should interest rates go up or down 400 basis points, assuming the yield curves of the rate shocks will be parallel to each other and the current yield curve. Net portfolio value is defined as interest-earning assets net of interest-bearing liabilities. All changes in income and value are measured as percentage changes from the projected net interest income and net portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at March 31, 1999 and various estimates regarding prepayment and all activities are made at each level of rate shock. Actual results could differ significantly from these estimates.

                           Projected Percentage Change in   Projected Percentage Change in
Change in Interest Rate          Net Interest Income              Net Portfolio Value
------------------------------------------------------------------------------------------
-400 Basis Points                       174%                              4%
-300 Basis Points                       160%                              3%
-200 Basis Points                        50%                              2%
-100 Basis Points                        18%                              2%
Base Interest Rate
+100 Basis Points                       (51%)                            (2%)
+200 Basis Points                       (78%)                            (4%)
+300 Basis Points                      (157%)                            (7%)
+400 Basis Points                      (160%)                           (11%)

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

The following table sets forth the estimated maturity or repricing of the Company's interest-earning assets and interest-bearing liabilities at March 31,1999. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except (i) adjustable-rate loans, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature, (ii) fixed-rate mortgage-related securities reflect estimated prepayments, which were estimated based on analyses of broker estimates, the results of a prepayment model utilized by the Company and empirical data, (iii) non-performing discount loans reflect the estimated timing of resolutions which result in repayment to the Company and (iv) fixed-rate loans reflect scheduled contractual amortization, with no estimated prepayment. Management believes that these assumptions approximate actual experience and considers them reasonable; however, the interest rate sensitivity of the Company's assets and liabilities in the table could vary substantially if different assumptions were used or actual experience differs from the historical experience on which the assumptions are based.

                                                                            More than 1
                                                   Within        4-12        Year to 3    3 Years
                                                  3 Months      Months         Years      and Over     Total
                                                 -------------------------------------------------------------
Rate Sensitive Assets:
  Mortgage-Backed Securities                        449,315     324,146       194,074     586,066    1,553,601

Rate Sensitive Liabilities:
  Repurchase Agreements                           1,371,856                                          1,371,856
                                                 -------------------------------------------------------------

Interest rate sensitivity gap                      (922,541)    324,146       194,074     586,066

Cumulative rate sensitivity gap                    (922,541)   (598,395)     (404,321)    181,745

Cumulative interest rate
sensitivity gap as a percentage
of total rate-sensitive assets                          (59%)       (39%)         (26%)        12%

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

                               ANNALY MORTGAGE MANAGEMENT, INC.

Dated: May 13, 1999        By: /s/  Michael A.J. Farrell
                               -------------------------------------------------
                               Michael A.J. Farrell
                               Chairman of the Board and Chief Executive Officer (authorized officer of registrant)

Dated: May 13, 1999        By: /s/  Kathryn F. Fagan
                               -------------------------------------------------
                               Kathryn F. Fagan
                               Chief Financial Officer and Treasurer
                               (principal accounting officer)