Form 10-Q
period 1999-06-30
ANNALY MORTGAGE MANAGEMENT INC
filed 1999-08-11
CIK 1043219

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED:  JUNE 30, 1999

                                       OR

   [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM _______________ TO _________________

                        COMMISSION FILE NUMBER:  1-13447

                        ANNALY MORTGAGE MANAGEMENT, INC.
             (Exact name of Registrant as specified in its Charter)

          MARYLAND                                           22-3479661
       (State or other                                     (IRS Employer
       jurisdiction of                                   Identification No.)
incorporation or organization)

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

                               Yes    X    No____
                                  ------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the last practicable date:

           Class                                                   Outstanding
Common Stock, $.01 par value                                        12,697,548

                        ANNALY MORTGAGE MANAGEMENT, INC.

                                   FORM 10-Q

                                     INDEX

Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements:

 Balance Sheets - June 30, 1999 (Unaudited) and December 31, 1998                             1

 Statements of Operations (Unaudited) for the quarters ended June 30, 1999 and 1998           2

 Statements of Operations (Unaudited) for the six months ended June 30, 1999 and 1998         3

 Statements of Stockholders' Equity (Unaudited) for the six months ended June 30, 1999        4

 Statements of Cash Flows (Unaudited) for the quarters ended June 30, 1999 and 1998           5

 Statements of Cash Flows (Unaudited) for the six months ended June 30, 1999 and 1998         6

 Notes to Financial Statements (Unaudited)                                                 7-14

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                          15-26

Item 3.    Quantitative and Qualitative Disclosure About Market Risk                      27-28

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                                 29

Item 2.    Changes in Securities and Use of Proceeds                                         29

Item 3.    Defaults Upon Senior Securities                                                   29

Item 4.    Submission of Matters to a Vote of Security Holders                               29

Item 5.    Other Information                                                                 29

Item 6.    Exhibits and Reports on Form 8-K                                                  29

SIGNATURES                                                                                   30

ANNALY MORTGAGE MANAGEMENT, INC

BALANCE SHEETS
------------------------------------------------------------------------------------------------------
                                                                        June 30, 1999     December 31,
                                                                         (Unaudited)         1998
                                                                        -------------     ------------
ASSETS

CASH AND CASH EQUIVALENTS                                              $       52,402    $       69,020

MORTGAGE-BACKED SECURITIES,
 At fair value                                                          1,474,103,767     1,520,288,762

ACCRUED INTEREST RECEIVABLE                                                 7,402,365         6,782,043

OTHER ASSETS                                                                  403,165           212,214
                                                                       --------------------------------

TOTAL ASSETS                                                            $1,481,961,699   $1,527,352,039
                                                                       ================================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Repurchase agreements                                                $1,344,740,000    $1,280,510,000
  Payable for Mortgage-Backed Securities purchased                          9,987,500       111,921,205
  Accrued interest payable                                                  8,767,821         5,052,626
  Dividends payable                                                         4,444,142         3,857,663
  Accounts payable                                                            430,329           139,236
                                                                       --------------------------------

    Total liabilities                                                   1,368,369,792     1,401,480,730
                                                                       --------------------------------

STOCKHOLDERS' EQUITY:
  Common stock: par value $.01 per share;
   100,000,000 authorized; 12,807,148 and 12,758,024
   shares issued and outstanding, respectively                                128,071           127,580
 Additional paid-in capital                                               132,966,180       132,770,175
 Accumulated other comprehensive income                                   (19,428,328)       (6,404,275)
 Treasury Stock at cost (109,600 shares)                                     (903,163)         (903,163)
 Retained earnings                                                            829,147           280,992
                                                                       --------------------------------

    Total stockholders' equity                                            113,591,907       125,871,309
                                                                       --------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $1,481,961,699    $1,527,352,039
                                                                       ================================

See notes to financial statements.

ANNALY MORTGAGE MANAGEMENT, INC.

STATEMENTS OF OPERATIONS
(Unaudited)
---------------------------------------------------------------------------------------------------------------------
                                                                           FOR THE                         FOR THE
                                                                        QUARTER ENDED                   QUARTER ENDED
                                                                        JUNE 30, 1999                   JUNE 30, 1999
                                                                        ---------------------------------------------
INTEREST INCOME
  Mortgage-Backed Securities                                            $  22,264,812                   $  23,761,946
  Money market account                                                            118                               7
                                                                        ---------------------------------------------
   Total interest income                                                   22,264,930                      23,761,953

INTEREST EXPENSE:
  Repurchase agreements                                                    16,865,824                      20,177,580
                                                                        ---------------------------------------------

NET INTEREST INCOME                                                         5,399,106                       3,584,373

GAIN ON SALE OF MORTGAGE-BACKED SECURITIES                                     25,853                         295,875

GENERAL AND ADMINISTRATIVE EXPENSES                                           561,010                         493,718
                                                                        ---------------------------------------------
NET INCOME                                                                  4,863,949                       3,386,530
                                                                        ---------------------------------------------

OTHER COMPREHENSIVE INCOME
  Unrealized (loss) gain on available-for-sale securities                 (13,419,555)                        474,026
  Less:  reclassification adjustment for gains included in net income         (25,853)                       (295,875)
                                                                        ---------------------------------------------
  Other comprehensive (loss) gain                                         (13,445,408)                        178,151
                                                                        ---------------------------------------------

COMPREHENSIVE INCOME                                                    $  (8,581,459)                  $   3,564,681
                                                                        =============================================

NET INCOME PER SHARE:
  Basic                                                                         $0.38                           $0.27
                                                                        =============================================

  Dilutive                                                                      $0.37                           $0.26
                                                                        =============================================

AVERAGE NUMBER OF SHARES OUTSTANDING

  Basic                                                                    12,697,338                      12,757,674
                                                                        =============================================

  Diluted                                                                  13,110,275                      12.959,771
                                                                        =============================================


See notes to financial statements.

ANNALY MORTGAGE MANAGEMENT, INC.

STATEMENTS OF OPERATIONS
(Unaudited)
-------------------------------------------------------------------------------
                                                FOR THE SIX      FOR THE SIX
                                                MONTHS ENDED     MONTHS ENDED
                                                JUNE 30, 1999    JUNE 30, 1998
                                               --------------------------------
INTEREST INCOME:
 Mortgage-Backed Securities                    $   44,279,733    $  43,840,637
 Money market account                                     138               37
                                             ----------------------------------

     Total interest income                         44,279,871       43,840,674

INTEREST EXPENSE:
 Repurchase agreements                             34,016,865       36,491,054
                                             ----------------------------------

NET INTEREST INCOME                                10,263,006        7,349,620

GAIN ON SALE OF MORTGAGE-BACKED SECURITIES             90,413        1,722,959

GENERAL AND ADMINISTRATIVE EXPENSES                 1,171,014          977,899
                                             ----------------------------------

NET INCOME                                          9,182,405        8,094,680
                                             ----------------------------------

OTHER COMPREHENSIVE INCOME
 Unrealized loss on available-for-sale
  securities                                     (12,933,640)       (2,211,198)
 Less: reclassification adjustment
  for gains included in net income                   (90,413)       (1,722,959)
                                             -----------------------------------
 Other comprehensive loss                        (13,024,053)       (3,934,157)
                                             -----------------------------------

COMPREHENSIVE INCOME                          $   (3,841,648)   $    4,160,523
                                             ===================================

NET INCOME PER SHARE:
 Basic                                                 $0.72             $0.64
                                             ===================================

 Dilutive                                              $0.71             $0.63
                                             ===================================

AVERAGE NUMBER OF SHARES OUTSTANDING

 Basic                                            12,677,718        12,742,623
                                             ===================================

 Dilutive                                         12,957,718        12,941,535
                                             ===================================


See notes to financial statements.


STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 1999
(UNAUDITED)
-----------------------------------------------------------------------------------------------------------------------------------
                             Common     Additional                                                     Other
                              Stock      Paid-in        Treasury     Comprehensive     Retained     Comprehensive
                             Par Value   Capital         Stock          Income         Earnings        Income       Total
                          ---------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1998   $127,580    $ 132,770,175   $  (903,163)               $    280,992    $ (6,404,275)  $   125,871,309

 Net income                                                           $   4,318,456    4,318,456

 Other comprehensive income:
  Unrealized net gains on
   securities, net of re-
   classification adjust-
   ment                                                                     421,355                      421,355
                                                                      -------------
 Comprehensive income                                                 $   4,739,811                                      4,739,811
                                                                      =============
 Exercise of stock options        489          195,007                                                                     195,496

 Dividends declared for the
  quarter ended March 31,
  1999, $0.33 per average
  share                                                                               (4,190,108)                       (4,190,108)
                          -------------------------------------------               ------------------------------------------------
BALANCE, MARCH 31, 1999      $128,069    $ 132,965,182    $ (903,163)               $    409,340    $ (5,982,920)  $   126,616,508

 Net income                                                           $   4,863,949    4,863,949

 Other comprehensive income:
  Unrealized net losses on
   securities, net of
   reclassification adjust-
   ment                                                                 (13,445,408)                 (13,445,408)
                                                                      -------------

 Comprehensive income                                                 $  (8,581,459)
                                                                      =============                                     (8,581,459)
 Exercise of stock options          2              998                                                                       1,000

 Dividends declared for the
  quarter ended June 30,
  1999, $0.35 per average
  share                                                                               (4,444,142)                       (4,444,142)
                          -------------------------------------------               ------------------------------------------------
BALANCE, JUNE 30, 1999       $128,071    $ 132,966,180    $ (903,163)               $    829,147    $(19,428,328)  $   113,591,907
                          ===========================================               ================================================

Disclosure of
 reclassification amount:
Unrealized holding losses
 arising during period                                                $ (12,933,640)
Less: reclassification
 adjustment for gains
 included in net income                                                     (90,413)
                                                                      -------------
Net unrealized losses on
 securities                                                           $ (13,024,053)
                                                                      =============

See notes to financial statements.

ANNALY MORTGAGE MANAGEMENT, INC.

STATEMENT OF CASH FLOWS
(Unaudited)
--------------------------------------------------------------------------------
                                               FOR THE QUARTER  FOR THE QUARTER
                                                ENDED JUNE 30,   ENDED JUNE 30,
                                                    1999             1998
                                               ---------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                    $    4,863,949   $    3,386,530
 Adjustments to reconcile net income to
  net cash provided by operating activities:
  Amortization of mortgage premiums and
   discounts, net                                   1,886,272        2,231,093
  Gain on sale of Mortgage-Backed Securities          (25,853)        (295,875)
  Decrease (Increase) in accrued interest
   receivable                                          16,798          (61,897)
  Increase in other assets                           (171,534)         (71,197)
  (Decrease) increase in accrued interest
   payable                                           (814,852)         842,703
  Increase (Decrease) in accounts payable             100,425          (18,979)
                                               ---------------------------------
     Net cash provided by operating activities      5,855,205        6,012,378
                                               ---------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of Mortgage-Backed Securities          (101,582,524)    (276,140,645)
 Proceeds from sale of Mortgage-Backed
  Securities                                       16,443,000       81,156,935
 Principal payments on Mortgage-Backed
  Securities                                      110,312,494      137,913,458
                                               ---------------------------------
     Net cash used in investing activities         25,172,970      (57,070,252)
                                               ---------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from repurchase agreements            2,619,594,000    2,609,413,000
 Principal payments on repurchase agreements   (2,646,710,000) (22,554,215,000)
 Proceeds from exercise of stock options                1,000
 Dividends paid                                    (4,190,108)      (4,082,456)
                                               ---------------------------------
     Net cash provided by financing activities    (31,305,108)      51,115,544
                                               ---------------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS            (276,932)          57,670

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD        329,334           10,325
                                               ---------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD       $       52,402   $       67,995
                                               =================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
 Interest paid                                 $   17,680,676   $   19,244,877
                                               =================================
NONCASH FINANCING ACTIVITIES:
 Net unrealized losses on available-for-sale
  securities                                   $  (13,445,408)  $   (1,910,407)
                                               =================================
 Dividends declared, not yet paid              $    4,444,142   $    4,082,456
                                               =================================


See notes to financial statements.

ANNALY MORTGAGE MANAGEMENT, INC.

STATEMENTS OF CASH FLOWS
(Unaudited)
--------------------------------------------------------------------------------

                                                       FOR THE SIX     FOR THE SIX
                                                       MONTHS ENDED    MONTHS ENDED
                                                       JUNE 30, 1999   JUNE 30, 1998
                                                      ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                           $   9,182,405     $   8,094,680
 Adjustments to reconcile net income to
  net cash provided by operating activities:
  Amortization of mortgage premiums and discounts, net    4,050,915         3,853,436
  Gain on sale of Mortgage-Backed Securities                (90,413)       (1,722,959)
  Increase in accrued interest receivable                  (620,322)       (2,240,482)
  Increase in other assets                                 (190,951)         (133,344)
  Increase in accrued interest payable                    3,715,195         5,907,928
  Increase (Decrease) in accounts payable                   291,092           (75,544)
                                                      --------------------------------
      Net cash provided by operating activities          16,337,921        13,683,715
                                                      --------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of Mortgage-Backed Securities                (356,751,056)     (961,783,914)
 Proceeds from sale of Mortgage-Backed Securities        48,212,366       224,939,508
 Principal payments on Mortgage-Backed Securities       235,805,425       232,134,576
                                                      --------------------------------
      Net cash used in investing activities             (72,733,265)     (504,709,830)
                                                      --------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from repurchase agreements                  5,272,183,000     5,241,533,000
 Principal payments on repurchase agreements         (5,207,953,000)   (4,744,134,000)
 Proceeds from exercise of stock options                    196,496           193,700
 Additional cost of initial public offering                                  (130,248)
 Dividends paid                                          (8,047,771)       (6,879,514)
                                                     ---------------------------------
     Net cash provided by financing activities           56,378,725       490,582,938
                                                     ---------------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                   (16,618)         (443,177)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               69,020           511,172
                                                     ----------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD             $       52,402     $      67,995
                                                     ==================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Interest paid                                       $   30,241,491     $  30,493,126
                                                     ==================================
NONCASH FINANCING ACTIVITIES:
 Net unrealized losses on available-for-sale
  securities                                         $  (13,024,053)    $  (1,910,407)
                                                     =================================
 Dividends declared, not yet paid                    $    4,444,142     $   4,082,456
                                                     =================================

See notes to financial statements.

Annaly Mortgage Management, Inc.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

   A summary of the Company's significant accounting policies follows:

   Basis of Presentation - The accompanying unaudited financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. The interim financial statements for the six month period are unaudited; however, in the opinion of the Company's management, all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results of operations have been included. These unaudited financials statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on form 10-K for the year ended December 31, 1998. The nature of the Company's business is such that the results of any interim period are not necessarily indicative of results for a full year.

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

   Unrealized losses on Mortgage-Backed Securities that are considered other than temporary, as measured by the amount of decline in fair value attributable to factors other than temporary, are recognized in income and the cost basis of the Mortgage-Backed Securities is adjusted. There were no such adjustments for the quarter ended June 30, 1999 and the year ended December 31, 1998.

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

   Credit Risk - At June 30, 1999 and December 31, 1998, the Company has limited exposure to credit losses on its portfolio of Mortgage-Backed Securities by only purchasing securities from Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA"), or Government National Mortgage Association ("GNMA"). The payment of principal and interest on the FHLMC and FNMA Mortgage-Backed Securities are guaranteed by those respective agencies and the payment of principal and interest on the GNMA Mortgage-Backed Securities are backed by the full-faith-and-credit of the U.S. government. At June 30, 1999 and December 31, 1998, all of the Company's Mortgage-Backed Securities have a "AAA" rating or an implied a "AAA" rating.

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

MORTGAGE-BACKED SECURITIES

The following table pertains to the Company's Mortgage-Backed Securities classified as available-for-sale as of June 30, 1999, which are carried at their fair value:

                         Federal
                          Home            Federal       Government
                          Loan            National       National           Total
                        Mortgage          Mortgage       Mortgage          Mortgage
                       Corporation      Association     Association         Assets
Mortgage-Backed
 Securities, gross      $424,033,991    $938,104,181    $106,408,686    $1,468,546,858

Unamoritized discount       (167,685)       (867,438)                       (1,035,123)
Unamortized premium        8,489,757      15,666,584       1,864,019        26,020,360
                        --------------------------------------------------------------
Amortized cost           432,356,063     952,903,327     108,272,705     1,493,532,095
Gross unrealized gains        58,216       1,685,599                         1,743,815
Gross unrealized losses   (6,681,797)    (12,136,017)     (2,354,329)      (21,172,143)
                        --------------------------------------------------------------
Estimated fair value    $425,732,482    $942,452,909    $105,918,376    $1,474,103,767
                        ==============================================================

 The following table pertains to the Company's Mortgage-Backed Securities classified as available-for-sale as of December 31, 1998, which are carried at their fair value:

                         Federal
                          Home            Federal       Government
                          Loan            National       National           Total
                        Mortgage          Mortgage       Mortgage          Mortgage
                       Corporation      Association     Association         Assets
Mortgage-Backed
 Securities, gross      $449,443,408    $955,650,670    $ 97,330,495    $1,502,414,573

Unamoritized discount       (184,996)       (423,583)             --          (608,579)
Unamortized premium        8,852,370      14,264,277       1,770,397        24,887,044
                        --------------------------------------------------------------
Amortized cost           458,100,782     969,491,364      99,100,892     1,526,693,038
Gross unrealized gains       659,557       2,092,119         549,900         3,301,576
Gross unrealized losses   (3,487,784)    ( 5,692,759)     (  525,309)      ( 9,705,852)
                        --------------------------------------------------------------
Estimated fair value    $455,272,555    $965,890,724    $ 99,125,483    $1,520,288,762
                        ==============================================================

The adjustable rate Mortgage-Backed Securities are limited by periodic caps (generally interest rate adjustments are limited to no more than 1% every six months) and lifetime caps. At June 30, 1999, the weighted average lifetime cap was 9.55%. At December 31, 1998, the weighted average lifetime cap was 10.6%.

   During the six months ended June 30, 1999 and 1998 , the Company realized $90,413 and $1,722,959 in gains from sales of Mortgage-Backed Securities, respectively. During the year ended December 31, 1998, the Company realized $3,344,070 in gains for sales of Mortgage-Backed Securities. There were no losses on sales of Mortgage-Backed Securities for the six months ended June 30, 1999 and 1998. Losses totaled $9,964 for the year ended December 31, 1998.


3. REPURCHASE AGREEMENTS

   As of June 30, 1999, the Company had outstanding $1,344,740,000 of repurchase agreements with a weighted average borrowing rate of 4.87% and a weighted average remaining maturity of 24 days. At June 30, 1999, Mortgage-Backed Securities actually pledged had an estimated fair value of $1,419,675,628.
   As of December 31, 1998, the Company had outstanding $1,280,510,000 of repurchase agreements with a weighted average borrowing rate of 5.21% and a weighted average remaining maturity of 29 days. At December 31, 1998, Mortgage-Backed Securities actually pledged had an estimated fair value of $1,458,669,078.

   At June 30, 1999 and December 31, 1998, the repurchase agreements had the following remaining maturities:

                                        June 30, 1999     December 31, 1998
                                       ------------------------------------
   Within 30 days                        $   57,545,000     $ 1,222,542,000
   30 to 59 days                             38,525,000          31,346,000
   60 to 89 days                          1,007,754,000          26,622,000
   90 to 119 days                           160,634,000
   120 days and over                         80,282,000
                                       ------------------------------------
                                         $1,344,740,000     $ 1,280,510,000
                                       ------------------------------------

4. COMMON STOCK

   Options were exercised during the six month period ending June 30, 1999 increasing the total number of shares outstanding to 12,697,548. The number of stock options exercised was 49,124, with an aggregate purchase price of $196,496. During the year ended December 31, 1998, 44,124 options were exercised at an aggregate price of $195,100. Stock buybacks during the year ended December 31, 1999 totaled 109,600 shares at a cost of $903,163.

   During the Company's six months ending June 30, 1999, the Company declared dividends to shareholders totaling $8,634,250, or $0.68 per weighted average share, of which $4,444,142 was paid on July 28, 1999. During the Company's year ending December 31, 1998, the Company declared dividends to shareholders totaling $15,437,554, or $1.22 per weighted average share, of which $11,579,891 was paid during the period and $3,857,663 was paid on January 25, 1999. For Federal income tax purposes dividends paid for the year ended December 31, 1998 are ordinary income to the Company stockholders.


5. EARNINGS PER SHARE (EPS)

   In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting No. 128, Earnings Per Share (SFAS No. 128), which requires dual presentation of Basic EPS and Diluted EPS on the face of the income statement for all entities with complex capital structures. SFAS No. 128 also requires a reconciliation of the numerator and denominator of Basic EPS and Diluted EPS computation. For the six months ended June 30, 1999 the reconciliation is as follows:

                                               For the Six Months Ended
                                                   June 30, 1999
                                      -------------------------------------------
                                          Income         Shares        Per-Share
                                       (Numerator)    (Denominator)     Amount
                                      -------------------------------------------
   Net income                         $ 9,182,405
                                      -----------
   Basic EPS                            9,182,405       12,677,718       $ 0.72

   Effect of dilutive securities:
     Dilutive stock options                _               280,000
                                      -------------------------------------------
     Diluted EPS                      $ 9,182,405       12,957,718       $ 0.71
                                      ===========================================

   Options to purchase 408,152 shares were outstanding during the quarter were dilutive, as the exercise price (between $4.00 and $8.94) was less than the average stock price for the six month period for the Company of $9.80. Options to purchase 147,676 shares of stock were outstanding during the period and are not considered dilutive. The exercise price (between $10.00 and $11.25) was greater than the average stock price for the six month period of $9.80.

   For the six months ended June 30, 1998, the reconciliation is as follows:

                                               For the Six Months Ended
                                                   June 30, 1998
                                      -------------------------------------------
                                          Income         Shares        Per-Share
                                       (Numerator)    (Denominator)     Amount
                                      -------------------------------------------
   Net income                         $ 8,094,680
                                      -----------
   Basic EPS                            8,094,680       12,742,623       $ 0.64

   Effect of dilutive securities:
     Dilutive stock options                _               198,912
                                      -------------------------------------------
     Diluted EPS                      $ 8,094,680       12,941,535       $ 0.63
                                      ===========================================

   Options to purchase 312,226 shares were outstanding during the quarter and were dilutive as the exercise price (between $4.00 and $10.00) was less than the average stock price for the six month period for the Company of $10.66. Options to purchase 2,426 shares of stock were outstanding and not considered dilutive. The exercise price of $11.25 were greater than the average stock price of for the quarter of $10.66.


6. COMPREHENSIVE INCOME

   The Company adopted FASB Statement no. 130, Reporting Comprehensive Income, Statement no. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. The Company at June 30, 1999 and December 31, 1998 held securities classified as available-for-sale. At June 30, 1999 and December 31, 1998, the net unrealized losses totaled $19,428,328 and $6,404,275, respectively.

7. LEASE COMMITMENTS

   The Corporation has non-cancelable lease for office space, which commenced in April 1998 and expires in December 2007.

   The Corporation's aggregate future minimum lease payments are as follows:

1999                                                              92,804
2000                                                              95,299
2001                                                              97,868
2002                                                             100,515
2003 through 2007                                                582,406
                                                               ---------
  Total lease obligation                                       $ 968,982
                                                               =========

8. RELATED PARTY TRANSACTION

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Safe Harbor Statement

     "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: Statements in this discussion regarding the Company and its business which are not historical facts are "forward-looking statements" that involve risks and uncertainties. For a discussion of such risks and uncertainties, which could cause actual results to differ from those contained in the forward-looking statements, see "Risk Factors" in the Company's Form 10-K for the year ended December 31, 1998.

Overview

     The Company is a real estate investment trust ("REIT") which acquires and manages Mortgage-Backed Securities which can be readily financed. The Company commenced operations on February 18, 1997 upon the closing of the Private
Placement.   The Company's initial public offering was completed on October 14,
1997.

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

Results of Operations: For the Quarter Ended June 30, 1999 and 1998

     Net Income Summary

     For the quarter ended June 30, 1999, net income, as calculated according to Generally Accepted Accounting Principles ("GAAP"), was $4,863,949, or $.38 basic earnings per share, as compared to the quarter ended June 30, 1998 of was $3,386,530, or $0.27 basic earnings per share. Taxable earnings per share for the quarter ended June 30, 1999 was approximately $5,095,224 or $0.40 per average share. For the six months ended June 30, 1999, GAAP net income was $9,182,405 or $0.72 basic per average share, as compared to the six months ended June 30, 1998 of $8,094,680 or $0.64 basic per average share. Taxable income for the six months ended June 30, 1999 was approximately $9,511,171, or $0.75 per share. Net income per share is computed by dividing net income by the weighted average number of shares of outstanding Common Stock during the six month period, which was 12,677,718, and 12,697,338 for the quarter. Dividends per weighted average number of shares outstanding for the quarter ended June 30, 1999 was $0.35 per share, $4,444,142 in total. Dividends per weighted average number of shares outstanding for the quarter ended June 30, 1998 was $0.32 per share, $4,082,456 in total. Return on average equity was 16.20% and 10.31% on an annualized basis for the quarter ended June 30, 1999 and 1998, respectively.

                               Net Income Summary
                               ------------------

                                                        Quarter Ended                  Six months Ended
                                                        June 30, 1999                   June 30, 1999
                                                (dollars in thousands, except   (dollars in thousands, except
                                                      per share amounts)              per share amounts)
                                              --------------------------------  -----------------------------
Interest Income                                                   $    22,264                     $    44,280
Interest Expense                                                       16,865                          34,017
                                              --------------------------------  -----------------------------
Net Interest Income                                                     5,399                          10,263
Gain on Sale of Mortgage-Backed Securities                                 26                              90
General and Administrative Expenses                                       561                           1,171
                                              --------------------------------  -----------------------------
Net Income                                                        $     4,864                     $     9,182
                                              ================================  =============================

Average Number of Outstanding Shares                               12,697,338                      12,677,718
Basic Net Income Per Share                                        $      0.38                     $      0.72
Diluted Net Income Per Share                                      $      0.37                     $      0.71

Average Total Assets                                              $ 1,496,793                     $ 1,508,687
Average Equity                                                    $   120,104                     $   123,112

Annualized Return on Average Assets                                      1.30%                           1.22%
Annualized Return on Average Equity                                     16.20%                          14.92%

     Taxable Income and GAAP Income

     For the quarter ended June 30, 1999 and 1998, income as calculated for tax purposes (taxable income) differed from income as calculated according to generally accepted accounting principles (GAAP income). The differences were in the calculations of premium and discount amortization, gains on sale of Mortgage-Backed Securities, and general and administrative expenses.

     The distinction between taxable income and GAAP income is important to the Company's stockholders because dividends are declared on the basis of taxable income. While the Company does not pay taxes so long as it satisfies the requirements for exemption from taxation pursuant to the REIT Provisions of the Code, each year the Company completes a corporate tax form wherein taxable income is calculated as if the Company were to be taxed. This taxable income level determines the amount of dividends the Company can pay out over time.
The table below presents the major differences between GAAP and taxable income for the Company for the quarter ended June 30, 1999, March 31, 1999, the year ended December 31, 1998, and the four quarters in 1998.

                                 Taxable Income
                                 --------------

                                 GAAP Net Income     Taxable General &        Taxable      Taxable Gain on    Taxable Net Income
                                                      Administrative          Mortgage    Sale of Securities
                                                        Differences         Amortization      Differences
                                                                            Differences
                                                                     (dollars in thousands)
For the Quarter Ended
   June 30, 1999                      $ 4,864                $2                $ 230             ($1)             $ 5,095

For  the Quarter Ended
   March 31, 1999                     $ 4,318                 -                $  98               -              $ 4,416

For the Year Ended
   December 31, 1998                  $15,489                $6                $ 969           ($331)             $16,133

For the Quarter Ended
   December 31, 1998                  $ 3,685                $3                $ 439            ($20)             $ 4,107

For the Quarter Ended
   September 30, 19                   $ 3,709                 -                $ 228          $   83              $ 4,020

For the Quarter Ended
   June 30, 1998                      $ 3,387                $2                $ 376            ($19)             $ 3,746

For the Quarter Ended
   March 31, 1998                     $ 4,708                $1                 ($74)          ($375)             $ 4,260

     Interest Income and Average Earning Asset Yield

     The Company had average earning assets of $1.5 billion for the quarter ended June 30, 1999 and $1.6 billion for the quarter ended June 30, 1998. The Company's primary source of income for the quarter ended June 30, 1999 and 1998 was interest income. A portion of income was generated by gains on sales of Mortgage-Backed Securities. Interest income was $22.3 and $23.8 million for the quarters ended June 30, 1999 and 1998, respectively. The yield on average earning assets was 5.95% and 6.13% for the same respective periods. The average asset balance decreased by $54.2 million for the quarter ended June 30, 1999 as compared to the quarter ended June 30, 1998 and the yield decreased by 0.18%, which resulted in a decrease in interest income. The table below shows the Company's average balance of cash equivalents and Mortgage-Backed Securities, the yields earned on each type of earning assets, the yield on average earning assets and interest income for the quarter ended June 30, 1999, March 31, 1999, the year ended December 31, 1998, and the four quarters in 1998.

                          Average Earning Asset Yield
                          ---------------------------

                                                               Average
                                                              Amortized
                                                               Cost of                                            Yield on
                                                 Average      Mortgage-                         Yield on     Average Amortized
                                                  Cash         Backed      Average Earning   Average Cash    Cost of Mortgage-
                                               Equivalents   Securities         Assets        Equivalents    Backed Securities
                                               -----------   ----------    ----------------  ------------    -----------------
      (dollars in thousands)
For the Quarter Ended June 30, 1999                 $2       $1,496,793       $1,496,795         4.30%             5.95%
For  the Quarter Ended March 31, 1999               $2       $1,502,627       $1,502,629         4.01%             5.87%
------------------------------------------------------------------------------------------------------------------------------
For the Year Ended December 31, 1998                $2       $1,461,789       $1,461,791         4.32%             6.16%
For the Quarter Ended December 31, 1998             $2       $1,446,094       $1,446,096         4.28%             6.12%
For the Quarter Ended September 30, 1998            $2       $1,543,010       $1,543,012         4.20%             6.22%
For the Quarter Ended June 30, 1998                 $2       $1,550,968       $1,568,024         4.35%             6.13%
For  the Quarter Ended March 31, 1998               $2       $1,307,088       $1,307,090         4.45%             6.15%
                                                  Yield on
                                              Average Earning   Interest
                                                   Assets        Income
                                              ----------------  --------
For the Quarter Ended June 30, 1999                 5.95%        $22,265
For  the Quarter Ended March 31, 1999               5.87%        $22,015

For the Year Ended December 31, 1998                6.16%        $89,985
For the Quarter Ended December 31, 1998             6.12%        $22,136
For the Quarter Ended September 30, 1998            6.22%        $24,009
For the Quarter Ended June 30, 1998                 6.13%        $23,762
For  the Quarter Ended March 31, 1998               6.15%        $20,079

     The Constant Prepayment Rate (or "CPR") on the Company's portfolio of Mortgage-Backed Securities for the quarters ended June 30, 1999 and June 30, 1998 was 21%. "CPR" means an assumed rate of prepayment for the Company's Mortgage-Backed Securities, expressed as an annual rate of prepayment relative to the outstanding principal balance of the Company's Mortgage-Backed Securities. This CPR does not purport to be either a historical description of the prepayment experience of the Company's Mortgage-Backed Securities or a prediction of the anticipated rate of prepayment of the Company's Mortgage-Backed Securities. Since a large portion of the Company's assets was purchased at a premium to par value and only a small portion of the Company's assets was purchased at a discount to par value, the premium balance in the Company's portfolio is substantially higher than the discount balance.

Principal prepayments had a negative effect on the Company's earning asset yield for the quarters ended June 30, 1999 and 1998 because the Company adjusts its rates of premium amortization and discount accretion monthly based upon the effective yield method, which takes into consideration changes in prepayment speeds.

     Interest Expense and the Cost of Funds

     The Company anticipates that its largest expense will usually be the cost of borrowed funds. The Company had average borrowed funds of $1.4 billion and total interest expense of $16.9 million for the quarter ended June 30, 1999.
The Company had average borrowed funds of $1.4 billion and total interest expense of $20.2 million for the quarter ended June 30, 1998. The average cost of funds was 4.91% and 5.60% for the quarter ended June 30, 1999 and 1998,
respectively.   The cost of funds rate declined 0.69% for the quarter ended June
30, 1999 when compared to the quarter ended June 30, 1998; consequently, interest expense decreased by 16% for the same time period.

     With the Company's current asset/liability management strategy, changes in the Company's cost of funds are expected to be closely correlated with changes in short-term LIBOR, although the Company may choose to extend the maturity of its liabilities at any time. The Company's average cost of funds was 0.05% below one-month LIBOR for the quarter ended June 30, 1998 and 0.06% for the quarter ended June 30, 1998. The Company generally has structured its borrowings to adjust with one-month LIBOR because the Company believes that one-month LIBOR may continue to be lower than six-month LIBOR in the present interest rate environment. During the quarter ended June 30, 1999, average one-month LIBOR, which was 4.96%, was 0.23% lower than average six-month LIBOR, which was 5.19%. During the quarter ended June 30, 1998, average one-month LIBOR, which was 5.66%, was 0.09% lower than average six-month LIBOR, which was 5.75%.

     The table below shows the Company's average borrowed funds and average cost of funds as compared to average one- and average six-month LIBOR for the quarter ended June 30, 1999, March 31, 1999, the year ended December 31, 1998, and the four quarters in 1998.

                                            Average Cost of Funds
                                            ---------------------

                                                                                     Average One-  Average Cost
                                                                Average              Month LIBOR     of Funds     Average Cost of
                          Average                    Average     One-     Average     Relative to    Relative to   Funds Relative
                          Borrowed      Interest     Cost of     Month      Six-      Average Six-  Average One-    to Average Six-
                          Funds         Expense       Funds      LIBOR   Month LIBOR  Month LIBOR   Month LIBOR     Month LIBOR
                          ----------------------------------------------------------------------------------------------------------

                                                                       (dollars in thousands)

For the Quarter Ended
  June 30, 1999               $1,374,154   $16,865       4.91%     4.96%      5.19%      (0.23%)      (0.05%)        (0.28%)

For the Quarter Ended
  March 31, 1999              $1,381,663   $17,151       4.97%     4.96%      5.05%      (0.09%)       0.01%         (0.08%)

-----------------------------------------------------------------------------------------------------------------------------

For the Year Ended
  December 31, 1998           $1,360,040   $75,735       5.57%     5.57%      5.54%       0.03%           -           0.03%

For the Quarter Ended
  December 31, 1998           $1,371,240   $18,479       5.39%     5.36%      5.10%       0.26%        0.03%          0.29%

For the Quarter Ended
  September 30, 1998          $1,460,612   $20,765       5.68%     5.62%      5.63%      (0.01%)       0.06%          0.05%

For the Quarter Ended
  June 30, 1998               $1,440,822   $20,178       5.60%     5.66%      5.75%      (0.09%)      (0.06%)        (0.15%)

For the Quarter Ended
  March 31, 1998              $1,167,483   $16,313       5.59%     5.64%      5.68%      (0.04%)      (0.05%)        (0.09%)


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

     Net Interest Income

     Net interest income, which equals interest income less interest expense, totaled $5.4 million for the quarter ended June 30, 1999 and $3.6 million for the quarter ended June 30, 1998. Net interest spread, which equals the yield on the Company's average assets for the period less the average cost of funds for the period, was 1.04% for the quarter ended June 30, 1999 compared to 0.53% for the quarter ended June 30, 1998. This 0.56% increase in spread income is reflected in the $1.8 million increase in net interest income. Net interest margin, which equals net interest income divided by average total assets, was 1.44% and 0.99% on an annualized basis for the quarter ended June 30, 1999 and 1998, respectively. Income for the first six months of 1999 reflects a greater emphasis on net interest income and less dependence on gains on disposition of assets, when compared to the first six months of 1998. Net interest income increased because of lower funding cost for the period. This increase was partially offset by lower yields on assets. Taxable net interest income was approximately $230,405 more than GAAP net interest income because of differing premium amortization, for the quarter ended June 30, 1999. Taxable net interest income was $376,436 greater than GAAP net interest income because of differing premium and discount amortization, for the quarter ended June 30, 1998. The principal reason that annualized net interest margin exceeded net interest spread is that average assets exceeded average liabilities. A portion of the Company's assets are funded with equity rather than borrowings. The Company did not have any interest rate agreement expenses for the quarter ended June 30, 1999 and 1998.

     The table below shows interest income by earning asset type, average earning assets by type, total interest income, interest expense, average repurchase agreements, average cost of funds, and net interest income for the quarter ended June 30, 1999, March 31, 1999 , the year ended December 31, 1998, and the four quarter in 1998.

                            GAAP Net Interest Income
                            ------------------------
                             (dollars in thousands)



                               Average                                                               Yield on
                           Amortized Cost     Interest                       Interest                Average        Average
                                 of           Income on          Average     Income on      Total    Interest      Balance of
                           Mortgage-Backed    Mortgage-Backed      Cash         Cash        Interest  Earning       Repurchase
                           Securities Held    Securities        Equivalents  Equivalents     Income    Assets       Agreements
                           --------------------------------------------------------------------------------------------------------
For the Quarter Ended
 June 30, 1999                  $1,493,532          $22,265            $2          -     $22,265         5.95%     $1,374,154
For the Quarter Ended
 March 31, 1999                 $1,502,629          $22,015            $2          -     $22,015          5.87%     $1,381,663
-----------------------------------------------------------------------------------------------------------------------------------
For the Year Ended
  December 31, 1998             $1,461,790          $89,986            $2          -      $89,986          6.16%     $1,360,040
For the Quarter Ended
  December 31, 1998             $1,446,094          $22,136            $2          -      $22,136          6.12%     $1,371,240
For the Quarter Ended
  September 30, 1998            $1,543,010          $24,009            $2          -      $24,009          6.22%     $1,460,612
For the Quarter Ended
  June 30, 1998                 $1,550,968          $23,762            $2          -      $23,762          6.13%     $1,440,822
For  the Quarter Ended
  March 31, 1998                $1,307,088          $20,079            $2          -      $20,079          6.15%     $1,167,483
                                          Average       Net
                             Interest     Cost of     Interest
                             Expense       Funds       Income
                          -------------------------------------

For the Quarter Ended
 June 30, 1999                 $16,865        4.91%     $ 5,399
For the Quarter Ended
 March 31, 1999                $17,151        4.97%     $ 4,864
---------------------------------------------------------------
For the Year Ended
  December 31, 1998            $75,735        5.57%     $14,250
For the Quarter Ended
  December 31, 1998            $18,479        5.39%     $ 3,657
For the Quarter Ended
  September 30, 1998           $20,765        5.68%     $ 3,244
For the Quarter Ended
  June 30, 1998                $20,178        5.60%     $ 3,584
For the Quarter Ended
  March 31, 1998               $16,313        5.59%     $ 3,765

     Gains and Losses on Sales of Mortgage-Backed Securities

     For the quarter ended June 30, 1999, the Company sold Mortgage-Backed Securities with an aggregate historical amortized cost of $16.4 million for an aggregate gain of $25,853. During the quarter ended June 30, 1998, the Company sold Mortgage-Backed Securities with an aggregate historical amortized cost of $80.9 million for an aggregate gain of $295,875 million. As stated above, the gain on the sale of assets declined substantially. For the quarter ended June 30, 1999, there was a greater emphasis on spread income and not gains. Taxable gains were approximately $1,330 less than GAAP gains on sale of securities for
the quarter ended June 30, 1999.   Taxable gains were approximately $18,948 less
than GAAP gains on sale of securities for the quarter ended June 30, 1999. The difference between the sale price and the historical amortized cost of the Mortgage-Backed Securities is a realized gain and increased income accordingly. The Company does not expect to sell assets on a frequent basis, but may from time to time sell existing assets to move into new assets which management believes might have higher risk-adjusted returns or to manage its balance sheet as part of management's asset/liability management strategy.

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

     General and Administrative Expenses

     General and administrative expenses ("operating expense" or "G&A expense") were $561,010 for the quarter ended June 30, 1999 and $493,718 for the quarter ended June 30, 1998. Taxable G&A expenses were approximately $2,100 and $2,200 less than for GAAP purposes for the quarters ended June 30, 1999 and 1998, respectively. G&A expense increased as a percentage of assets to 0.15% for the quarter ended June 30, 1999 compared to 0.13% for the same quarter in the previous year. The Company experienced economies of scale with the increasing asset base and because it is internally managed. Also, it intends to continue to be a low cost provider.

                 GAAP G&A Expense and Operating Expense Ratios
                 ---------------------------------------------

                                                                                  Total G&A               Total G&A
                                     Cash Comp and                              Expense/Average         Expense/Average
                                        Benefits      Other G&A  Total G&A          Assets                  Equity
                                        Expense        Expense    Expense        (annualized)            (annualized)

                                  ---------------------------------------------------------------------------------------
                                                  (dollars in thousands)
For the Quarter Ended                  $  338           $223      $  561             0.15%                   1.44%
  June 30, 1999
For the Quarter Ended                  $  333           $277      $  610             0.16%                   1.93%
  March 31, 1999
--------------------------------------------------------------------------------------------------------------------------
For the Year Ended
  December 31, 1998                    $1,210           $896      $2,106             0.14%                   1.60%
For the Quarter Ended
  December 31, 1998                    $  380           $219      $  599             0.15%                   1.90%
For the Quarter Ended
  September 30, 1998                   $  318           $210      $  528             0.13%                   1.61%
For the Quarter Ended
  June 30, 1998                        $  252           $242      $  494             0.13%                   1.50%
For  the Quarter Ended
  March 31, 1998                       $  259           $225      $  484             0.15%                   1.44%


     Net Income and Return on Average Equity

     Net income was $4.9 million in the quarter ended June 30, 1999 and $3.4 million for the quarter ended June 30, 1998. Return on average equity was 16.20% on an annualized basis for the quarter ended June 30, 1999 and 10.31% on an annualized basis for the quarter ended June 30, 1998. The increase in net income is a direct result of an increase in spread income. As previously mentioned, the substantial decline in interest expense was the primary factor of increased earnings. The table below shows the Company's net interest income, gain on sale of Mortgage-Backed Securities and G&A expense each as a percentage of average equity, and the return on average equity for the quarter ended June 30, 1999, March 31, 1999, the year ended December 31, 1998 and the four quarters in 1998.

                     Components of Return on Average Equity
                     --------------------------------------

                                                                         Gain on Sale of
                                                                         Mortgage-Backed
                                                    Net Interest           Securities/
                                                   Income/Average            Average        G&A Expense/Average   Return on Average
                                                       Equity                Equity                Equity              Equity
                                                -----------------------------------------------------------------------------------
For the Quarter Ended June 30, 1999
  (on an annualized basis)                              17.99%                0.08%                 1.87%             16.20%
For the Quarter Ended March 31, 1999
  (on an annualized basis)                              15.43%                0.20%                 1.93%             13.70%
----------------------------------------------------------------------------------------------------------------------------------
For the Year ended December 31, 1998                    10.85%                2.55%                 1.60%             11.80%
For the Quarter Ended December 31, 1998
  (on an annualized basis)                              11.45%                1.97%                 1.90%             11.71%
For the Quarter Ended September 30, 1998
  (on an annualized basis)                               9.89%                3.03%                 1.61%             11.31%
For the Quarter Ended June 30, 1998
  (on an annualized basis)                              10.92%                1.90%                 1.50%             10.31%
For  the Quarter March 31, 1998
  (on an annualized basis)                               11.18%                4.23%                 1.44%             13.97%

     Dividends and Taxable Income

     The Company has elected to be taxed as a REIT under the Code. Accordingly, the Company intends to distribute substantially all of its taxable income for each year to stockholders, including income resulting from gains on sales of Mortgage-Backed Securities. Through June 30, 1999, earned taxable income exceeded dividend declarations by $1.2 million, or $0.10 per share, based on the number of shares of Common Stock outstanding at period end.

                                Dividend Summary
                                ----------------


                                                  Weighted                                                             Cumulative
                                   Taxable     Average Common     Taxable Net     Dividends             Dividend      Undistributed
                                     Net           Shares            Income       Declared     Total     Pay-out         Taxable
                                    Income      Outstanding        Per Share      Per Share  Dividends    Ratio          Income
                                ---------------------------------------------------------------------------------------------------
                                                (dollars in thousands, except per share data)
For the Quarter Ended
  June 30, 1999                      $ 5,095        12,697,338       $0.40           $ 0.35    $ 4,444      87.1%        $1,219
For the Quarter Ended
  March 31, 1999                     $ 4,416        12,657,884       $0.35           $ 0.33    $ 4,190      94.9%        $1,115
-----------------------------------------------------------------------------------------------------------------------------------
For the Year Ended
  December 31, 1998                  $16,133        12,709,116       $1.27           $1.215    $15,437      95.7%        $  889
For the Quarter Ended
  December 31, 1998                  $ 4,107        12,648,116       $0.32           $0.315    $ 3,859     93.96%        $  889
For the Quarter Ended
  September 30,  1998                $ 4,020        12,704,194       $0.32           $ 0.27    $ 3,415     83.74%        $  641
For the Quarter Ended
  June 30, 1998                      $ 3,746        12,757,674       $0.29           $ 0.32    $ 4,082    108.39%        $   36
For  the Quarter Ended
  March 31, 1998                     $ 4,260        12,727,405       $0.33           $ 0.32    $ 4,082     88.07%        $  372


Financial Condition

     Mortgage-Backed Securities

     All of the Company's Mortgage-Backed Securities at June 30, 1999 were adjustable-rate or fixed-rate Mortgage-Backed Securities backed by Single-Family Mortgage Loans. All of the mortgage assets underlying such Mortgage-Backed Securities were secured with a first lien position with respect to the underlying single-family properties. All the Company's Mortgage-Backed Securities were Agency Certificates, which carry a S&P "AAA" rating or an implied "AAA" rating. All of the Company's earning assets are marked-to-market at liquidation value.

     Discount balances are accreted as an increase in interest income over the life of discount Mortgage-Backed Securities and premium balances are amortized as a decrease in interest income over the life of premium Mortgage-Backed Securities. At June 30, 1999 and 1998, the Company had on its balance sheet a total of $1.0 million and $648,066, respectively, of unamortized discount (which is the difference between the remaining principal value and current historical amortized cost of Mortgage-Backed Securities acquired at a price below principal value) and a total of $26.0 million and $27.2 million, respectively, of unamortized premium (which is the difference between the remaining principal value and the current historical amortized cost of Mortgage-Backed Securities acquired at a price above principal value).

     Mortgage principal repayments received were $110.3 million and $137.9 million for the quarter ended June 30, 1999 and 1998, respectively. Given the Company's current portfolio composition, if mortgage principal prepayment rates increase over the life of the Mortgage-Backed Securities comprising the current portfolio, all other factors being equal, the Company's net interest income should decrease during the life of such Mortgage-Backed Securities as the Company will be required to amortize its net premium balance into income over a shorter time period. Similarly, if mortgage principal prepayment rates decrease over the life of such Mortgage-Backed Securities, all other factors being equal, the Company's net interest income should increase during the life of such Mortgage-Backed Securities as the Company will amortize its net premium balance over a longer time period.

     The table below summarizes the Company's Mortgage-Backed Securities at June 30, 1999, March 31, 1999 and the four quarters in the year ended December 31, 1998.

                           Mortgage-Backed Securities
                          ---------------------------

                                                                                                        Estimated Fair
                                                                               Amortized      Estimated    Value/        Weighted
                                                        Net    Amortized    Cost/Principal       Fair    Principal        Average
                                     Principal Value  Premium     Cost           Value          Value      Value           Yield
                                  -----------------------------------------------------------------------------------------------
                                                                        (dollars in thousands)
At June 30, 1999                       $1,468,547     $24,985  $1,493,532      101.70%      $1,474,104     100.38%        6.21%
At March 31, 1999                      $1,527,530     $26,071  $1,553,601      101.71%      $1,547,618     101.32%        5.94%
---------------------------------------------------------------------------------------------------------------------------------
At December 31, 1998                   $1,502,414     $24,278  $1,526,692      101.62%      $1,520,289     101.19%        6.43%
At September 30, 1998                  $1,461,056     $24,244  $1,485,300      101.66%      $1,483,195     101.52%        6.49%
At June 30, 1998                       $1,541,520     $26,532  $1,568,052      101.72%      $1,566,188     101.60%        6.50%
At March 31, 1998                      $1,495,670     $25,265  $1,520,935      101.70%      $1,518,847     101.55%        6.51%

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

            Adjustable-Rate Mortgage-Backed Security Characteristics
            --------------------------------------------------------

                                      Weighted   Weighted   Weighted    Weighted                                  Principal Value at
                                       Average   Average    Average   Average Term    Weighted      Weighted      Period End as % of
                         Principal     Coupon     Index       Net       to Next        Average    Average Asset        Mortgage-
                           Value        Rate      Level      Margin    Adjustment   Lifetime Cap      Yield       Backed Securities
                       -------------------------------------------------------------------------------------------------------------
                                                                     (dollars in thousands)
At June 30, 1999          $  941,559    6.67%     4.96%       1.71%    11 months       11.00%         5.84%             64.12%
At March 31, 1999         $1,036,947    6.63%     4.97%       1.66%    11 months       11.01%         5.64%             67.88%
------------------------------------------------------------------------------------------------------------------------------------
At December 31, 1998      $1,030,654    6.84%     5.18%       1.66%    12 months       10.63%         6.42%             68.60%
At September 30, 1998     $1,050,177    6.78%     5.20%       1.68%    13 months       10.42%         6.51%             71.88%
At June 30, 1998          $1,140,518    6.86%     5.20%       1.66%    15 months       10.42%         6.46%             73.98%
At March 31, 1998         $1,176,716    6.89%     5.45%       1.61%    12 months       10.00%         6.46%             78.68%

              Fixed-Rate Mortgage-Backed Security Characteristics
              ---------------------------------------------------

                                                                                            Principal Value as %
                                                    Weighted Average    Weighted Average     of Mortgage-Backed
                                Principal Value        Coupon Rate         Asset Yield           Securities
                             -----------------------------------------------------------------------------------
                                                           (dollars in thousands)
At June 30, 1999                     $526,988              6.58%              6.88%                  35.88%
At March 31, 1999                    $490,583              6.54%              6.37%                  32.12%
----------------------------------------------------------------------------------------------------------------
At December 31, 1998                 $471,760              6.55%              6.47%                  31.40%
At September 30, 1998                $410,879              6.69%              6.47%                  28.12%
At June 30, 1998                     $401,002              6.82%              6.65%                  26.02%
At March 31, 1998                    $318,954              6.85%              6.70%                  21.32%

     At June 30, 1999, the Company held Mortgage-Backed Securities with coupons linked to the one-year and three-year and five-year Treasury Indices, one-month LIBOR and the six-month CD rate. The table below segments the Company's adjustable-rate Mortgage-Backed Securities by type of adjustment index, coupon adjustment frequency and annual and lifetime cap adjustment.


              Adjustable-Rate Mortgage-Backed Securities by Index
              ---------------------------------------------------
                                 June 30, 1999
                                 -------------

                                                                           1-Year     3-Year     5-Year
                                                  One-Month   Six-Month   Treasury   Treasury   Treasury
                                                    LIBOR      CD Rate      Index      Index      Index
                                                --------------------------------------------------------
Weighted Average Adjustment Frequency               1 mo.       6 mo.      43 mo.     36 mo.     60 mo.
Weighted Average Term to Next Adjustment            1 mo.       3 mo.      19 mo.     16 mo.     14 mo.
Weighted Average Annual Period Cap                  None           1.00%      1.75%      1.79%      1.33%
Weighted Average Lifetime Cap at
   June 30, 1999                                   9.13%      10.68%      12.02%     13.17%     11.62%
Mortgage Principal Value as Percentage of
  Mortgage-Backed Securities at
  June 30, 1999                                   23.85%       2.66%      28.39%      0.08%      0.01%

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

              Adjustable-Rate Mortgage-Backed Securities by Index
              ---------------------------------------------------
                               December 31, 1998
                               -----------------

                                                                           1-Year     3-Year       5-Year
                                                  One-Month   Six-Month   Treasury   Treasury     Treasury
                                                    LIBOR      CD Rate      Index      Index        Index
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

                          Unrealized Gains and Losses
                          ---------------------------
                           (dollars in the thousands)

                                               At June 30,    At March 31, At December 31, At September 30, At June 30,
                                                  1999            1999          1999             1998          1998
                                              -------------------------------------------------------------------------

Unrealized Gain                                  $  1,744       $ 2,801        $ 3,302        $ 7,060        $ 2,826
Unrealized Loss                                   (21,172)       (8,784)        (9,706)        (9,164)        (4,736)
                                              -------------------------------------------------------------------------
Net Unrealized Loss                               (19,428)       (5,983)        (6,404)        (2,104)        (1,910)
                                              =========================================================================
Net Unrealized Loss as % of Mortgage-Backed
 Securities Principal Value                         (1.32%)      (0.39%)        (0.43%)        (0.18%)        (0.12%)

Net Unrealized  Loss as % of
 Mortgage-Backed Securities Amortized Cost          (1.30%)      (0.39%)        (0.42%)        (0.17%)        (0.12%)

     Interest Rate Agreements

     Interest rate agreements are assets that are carried on a balance sheet at estimated liquidation value. At June 30, 1999 and December 31, 1998, there were no interest rate agreements on the Company's balance sheet. No interest rate agreements have been entered into since inception of the Company.

     Borrowings

     To date, the Company's debt has consisted entirely of borrowings collateralized by a pledge of the Company's Mortgage-Backed Securities. These borrowings appear on the balance sheet as repurchase agreements. At June 30, 1999, the Company had established uncommitted borrowing facilities in this market with twenty-four lenders in amounts which the Company believes are in excess of its needs. All of the Company's Mortgage-Backed Securities are currently accepted as collateral for such borrowings. The Company, however, limits its borrowings, and thus its potential asset growth, in order to maintain unused borrowing capacity and thus increase the liquidity and strength of its balance sheet.

     For the quarter ended June 30, 1999 and 1998, the term to maturity of the Company's borrowings has ranged from one day to one year, with a weighted average original term to maturity of 72 days and 90 days, respectively. The weighted average remaining maturity was 24 days and 42 days at June 30, 1999 and 1998, respectively. At June 30, 1999, the weighted average cost of funds for all of the Company's borrowings was 4.87% and the weighted average term to next rate adjustment was 24 days. At June 30, 1998, the weighted average cost of funds for all of the Company's borrowings was 5.58% and the weighted average term to next rate adjustment was 42 days.

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

     Stockholders' Equity

     The Company uses "available-for-sale" treatment for its Mortgage-Backed Securities; these assets are carried on the balance sheet at estimated market value rather than historical amortized cost. Based upon such "available-for-sale" treatment, the Company's equity base at June 30, 1999 was $113.6 million,
or $8.95 per share.   If the Company had used historical amortized cost
accounting, the Company's equity base at June 30, 1999 would have been $133.0 million, or $10.48 per share. The Company's equity base at June 30, 1998 was
$131.1 million, or $10.28 per share.   If the Company had used historical
amortized cost accounting, the Company's equity base at June 30, 1998 would have been $133.0 million, or $10.43 per share.

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

     Unrealized changes in the estimated net market value of Mortgage-Backed Securities have one direct effect on the Company's potential earnings and dividends: positive market-to-market changes will increase the Company's equity base and allow the Company to increase its borrowing capacity while negative changes will tend to limit borrowing capacity under the Company's Capital Investment Policy. A very large negative change in the net market value of the Company's Mortgage-Backed Securities might impair the Company's liquidity position, requiring the Company to sell assets with the likely result of realized losses upon sale. "Net Unrealized Losses on Assets Available for Sale" was $19.4 million, or 1.30% of the amortized cost of

Mortgage-Backed Securities at June 30, 1999. "Net Unrealized Losses on Assets Available for Sale" was $1.9 million, or 0.12% of the amortized cost of Mortgage-Backed Securities at June 30, 1998.

     The table below shows the Company's equity capital base as reported and on a historical amortized cost basis at June 30, 1999, March 31, 1998, December 31, 1998, September 30, 1998, June 30, 1998, and March 31, 1998. Issuances of Common Stock, the level of GAAP earnings as compared to dividends declared, and other factors influence the historical cost equity capital base. The GAAP reported equity capital base is influenced by these factors plus changes in the "Net Unrealized Losses on Assets Available for Sale" account.

                              Stockholders' Equity
                              --------------------

                                                                            GAAP
                               Historical      Net Unrealized Gains       Reported          Historical         GAAP Reported
                             Amortized Cost     on Assets Available     Equity Base       Amortized Cost    Equity (Book Value)
                              Equity Base            for Sale           (Book Value)     Equity Per Share        Per Share
                         -------------------------------------------------------------------------------------------------------
                                                     (dollars in thousands, except per share data)
At June 30, 1999               $133,020              ($19,428)          $113,592              $10.48                $ 8.95
At March 31, 1999              $132,599               ($5,983)          $126,617              $10.44                $ 9.97
--------------------------------------------------------------------------------------------------------------------------------
At December 31, 1998           $132,275               ($6,404)          $125,871              $10.46                $ 9.95
At September 30, 1998          $132,446               ($2,105)          $130,342              $10.47                $10.30
At June 30, 1998               $133,055               ($1,910)          $131,145              $10.43                $10.28
At March 31, 1998              $133,751               ($2,088)          $131,663              $10.48                $10.32

     Leverage

     The Company's debt-to-GAAP reported equity ratio at June 30, 1999 and June 30, 1998 was 11.8:1 and 10.8:1, respectively. The Company generally expects to maintain a ratio of debt-to-equity of between 8:1 and 12:1, although the ratio may vary from time to time based upon various factors, including management's opinion of the level of risk of its assets and liabilities, the Company's liquidity position, the level of unused borrowing capacity and over-collateralization levels required by lenders when the Company pledges assets to secure borrowings.

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

     Other Matters

     The Company calculated its qualified REIT Assets, as defined in the Internal Revenue Code of 1986, as amended (the "Code"), to be 99.5% of its total assets at June 30, 1999 and 1998, as compared to the Code requirement that at least 75% of its total assets must be qualified REIT Assets. The Company also calculates that 100% and 98.8% of its revenue qualifies for the 75% source of income test and 100% of its revenue qualifies for the 95% source of income test under the REIT rules for the quarter ended June 30, 1999 and 1998, respectively. The Company also met all REIT requirements regarding the ownership of its Common Stock and the distributions of its net income. Therefore, as of June 30, 1999 and 1998, the Company believes that it qualified as a REIT under the provisions of the Code.

     The Company at all times intends to conduct its business so as not to become regulated as an investment company under the Investment Company Act of 1940. If the Company were to become regulated as an investment company, then the Company's use of leverage would be substantially reduced. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" ("Qualifying Interests"). Under current interpretation of the staff of the Commission, in order to qualify for this exemption, the Company must maintain at least 55% of its assets directly in Qualifying Interests. In addition, unless certain mortgage securitites represent all the certificates issued with respect to an underlying pool of mortgages, such mortgage securities may be treated as securities separate from the underlying mortgage loans and, thus, may not be considered Qualifying Interests for purposes of the 55% requirement. As of June 30, 1999 and 1998, the Company calculates that it is in compliance with this requirement.

ITEM. 3      QUANTITATIVE AND QUALITIATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

     Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. The primary market risk to which the Company is exposed is interest rate risk, which is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond the control of the Company. Changes in the general level of interest rates can affect the Company's net interest income, which is the difference between the interest income earned on interest-earning assets and the interest expense incurred in connection with its interest-bearing liabilities, by affecting the spread between the Company's interest-earning assets and interest-bearing liabilities. Changes in the level of interest rates also can affect the value of the Company's Mortgage-Backed Securities and its ability to realize gains from the sale of such assets. The Company may utilize a variety of financial instruments, including interest rate swaps, caps, floors and other interest rate exchange contracts, in order to limit the effects of interest rates on its operations. The use of these types of derivatives to hedge interest-earning assets and/or interest-bearing liabilities carries certain risks, including the risk that losses on a hedge position will reduce the funds available for payments to holders of securities and, indeed, that such losses may exceed the amount invested in such instruments. Currently, the Company has not purchased hedging instruments. The profitability of the Company may be adversely affected during any period as a result of changing interest rates.
The following table quantifies the potential changes in net interest income and portfolio value should interest rates go up or down 300 basis points, assuming the yield curves of the rate shocks will be parallel to each other and the current yield curve. All changes in income and value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at June 30, 1999 and various estimates regarding prepayment and all activities are made at each level of rate shock. Actual results could differ significantly from these estimates.

                                           Projected Percentage Change in            Projected Percentage Change in
      Change in Interest Rate                   Net Interest Income                         Portfolio Value
----------------------------------------------------------------------------------------------------------------------

-300 Basis Points                                     166%                                        2%
-200 Basis Points                                      35%                                        2%
-100 Basis Points                                      13%                                        1%
Base Interest Rate
+100 Basis Points                                     (50%)                                      (2%)
+200 Basis Points                                     (80%)                                      (5%)
+300 Basis Points                                    (130%)                                      (7%)

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

The following table sets forth the estimated maturity or repricing of the Company's interest-earning assets and interest-bearing liabilities at June 30, 1999. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except adjustable-rate loans, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature. Mortgage-Backed Securities reflect estimated prepayments, which were estimated based on analyses of broker estimates, the results of a prepayment model utilized by the Company and empirical data. Management believes that these assumptions approximate actual experience and considers them reasonable; however, the interest rate sensitivity of the Company's assets and liabilities in the table could vary substantially if different assumptions were used or actual experience differs from the historical experience on which the assumptions are based.

                                                                     More than 1 Year
                                   Within 3 Months    4-12 Months       to 3 Years       3 Years and Over     Total
                                -------------------------------------------------------------------------------------
Rate Sensitive Assets:
  Mortgage-Backed Securities              393,617        314,098              153,022             607,808   1,468,545

Rate Sensitive Liabilities:
  Repurchase Agreements                1,3744,740                                                           1,344,740
                                -------------------------------------------------------------------------------------

Interest rate sensitivity gap            (951,123)       314,098              153,022             607,808

Cumulative rate sensitivity gap          (951,123)      (637,025)            (484,003)            123,805

Cumulative interest rate
 sensitivity gap as a
 percentage of total                          (65%)          (43%)                (33%)                 8%
 rate-sensitive assets

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

          Exhibit 1 - Financial Data Schedule

(b)  Reports

          None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ANNALY MORTGAGE MANAGEMENT, INC.

Dated:  August 11, 1999             By: /s/  Michael A.J. Farrell
                                        -------------------------
                                    Michael A.J. Farrell
                                    Chairman of the Board and Chief Executive
                                    Officer
                                    (authorized officer of registrant)

Dated:    August 11, 1999           By: /s/  Kathryn F. Fagan
                                        ---------------------
                                    Kathryn F. Fagan
                                    Chief Financial Officer and Treasurer
                                    (principal accounting officer)