Form 10-Q
period 1999-09-30
ANNALY MORTGAGE MANAGEMENT INC
filed 1999-11-15
CIK 1043219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 1999

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

                               Yes    X    No____
                                  ------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the last practicable date:
         Class                                  Outstanding at November 12, 1999
Common Stock, $.01 par value                                      13,344,408

                                         Annaly Mortgage Management, Inc.

                                                     FORM 10-Q


                                                       INDEX

Part I.     FINANCIAL INFORMATION

   Item 1.     Financial Statements:

     Balance Sheets - September 30, 1999 (Unaudited) and December 31, 1998                                         1

     Statements of Operations (Unaudited) for the quarters ended September 30, 1999 and 1998
            and for the nine months ended September 30, 1999 and 1998                                              2

      Statements of Stockholders' Equity (Unaudited) for the quarter ended September 30, 1999                      3

      Statements of Cash Flows (Unaudited) for the quarters ended September 30, 1999 and 1998
            and for the nine months ended September 30, 1999 and 1998                                              4

     Notes to Financial Statements (Unaudited)                                                                   5-10

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations                    11-23

Item 3. Quantitative and Qualitative Disclosure about Market Risk                                                24-25

PART II.     OTHER INFORMATION

Item 1.     Legal Proceedings                                                                                     26

Item 2.     Changes in Securities and Use of Proceeds                                                             26

Item 3.     Defaults Upon Senior Securities                                                                       26

Item 4.     Submission of Matters to a Vote of Security Holders                                                   26

Item 5.     Other Information                                                                                     26

Item 6.     Exhibits and Reports on Form 8-K                                                                      26

SIGNATURES                                                                                                        27

                                          ANNALY MORTGAGE MANAGEMENT, INC
                                                  BALANCE SHEETS

                                                                     SEPTEMBER 30, 1999
                                                                        (UNAUDITED)                   DECEMBER 31,
                                                                                                          1998
                                                                   -----------------------       ------------------------

                                 ASSETS

Cash and cash equivalents                                                     $    77,101                $        69,020
Mortgage-Backed Securities, at fair value                                   1,401,770,037                  1,520,288,762
Accrued interest receivable                                                     6,730,525                      6,782,043
Other assets                                                                      308,562                        212,214

                                                                   -----------------------       ------------------------
Total assets                                                               $1,408,886,225                 $1,527,352,039
                                                                   =======================       ========================

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Repurchase agreements                                                    $1,283,762,000                 $1,280,510,000
  Payable for Mortgage-Backed Securities purchased                                                           111,921,205
  Accrued interest payable                                                      6,977,480                      5,052,626
  Dividends payable                                                             4,587,243                      3,857,663
  Accounts payable                                                                485,033                        139,236

                                                                   -----------------------       ------------------------
Total liabilities                                                           1,295,811,756                  1,401,480,730
                                                                   -----------------------       ------------------------

Stockholders' Equity:
  Common stock: par value $.01 per share; 100,000,000
    Authorized, 13,216,008 and 12,758,024 shares issued
    and outstanding, respectively                                                 132,160                        127,580
  Additional paid-in capital                                                  136,866,156                    132,770,175
  Accumulated other comprehensive loss                                       (23,775,832)                    (6,404,275)
  Treasury stock at cost (109,600 shares)                                       (903,163)                      (903,163)
  Retained earnings                                                               755,148                        280,992

                                                                   -----------------------       ------------------------
Total stockholders' equity                                                    113,074,469                    125,871,309
                                                                   -----------------------       ------------------------

Total liabilities and stockholders' equity                                 $1,408,886,225                 $1,527,352,039
                                                                   =======================       ========================



See notes to financial statements

                                          ANNALY MORTGAGE MANAGEMENT, INC
                                                 INCOME STATEMENTS
                                                    (UNAUDITED)



                                                   For the              For the           For the Nine          For the Nine
                                                Quarter Ended        Quarter Ended        Months Ended          Months Ended
                                                September 30,        September 30,        September 30,        September 30,
                                                    1999                 1998                 1999                  1998
                                               ----------------     ----------------    ------------------    -----------------
INTEREST INCOME:
  Mortgage-Backed Securities                       $22,152,280          $24,008,528           $66,432,013          $67,849,165
  Other interest income                                  8,992                   39                 9,130                   76
                                               ----------------     ----------------    ------------------    -----------------

Total interest income                               22,161,272           24,008,567            66,441,143           67,849,241

INTEREST EXPENSE:
  Repurchase agreements                             17,232,085           20,765,301            51,248,950           57,256,355
                                               ----------------     ----------------    ------------------    -----------------

NET INTEREST INCOME                                  4,929,187            3,243,266            15,192,193           10,592,886

GAIN ON SALE OF MORTGAGE-BACKED SECURITIES
                                                        97,656              993,630               188,069            2,716,589

GENERAL AND ADMINISTRATIVE
  EXPENSES                                             513,599              528,240             1,684,613            1,506,139
                                               ----------------     ----------------    ------------------    -----------------

NET INCOME                                           4,513,244            3,708,656            13,695,649           11,803,336
                                               ----------------     ----------------    ------------------    -----------------

OTHER COMPREHENSIVE INCOME
  Unrealized gain (loss) on available-for-
      Sale securities                              (4,249,848)              799,319          (17,183,488)          (1,411,879)
  Less:  reclassification adjustment for net
      gains included in net income                    (97,656)            (993,630)             (188,069)          (2,716,589)
                                               ----------------     ----------------    ------------------    -----------------
  Other comprehensive loss                         (4,347,504)            (194,311)          (17,371,557)          (4,128,468)
                                               ----------------     ----------------    ------------------    -----------------

COMPREHENSIVE INCOME (LOSS)                           $165,740           $3,514,345          ($3,675,908)           $7,674,868
                                               ================     ================    ==================    =================

NET INCOME PER SHARE:
  Basic                                                  $0.35                $0.29                 $1.08                $0.93
                                               ================     ================    ==================    =================

  Diluted                                                $0.35                $0.29                 $1.05                $0.91
                                               ================     ================    ==================    =================

AVERAGE NUMBER OF SHARES OUTSTANDING:
  Basic                                             12,745,416           12,704,194            12,721,670           12,729,673
                                               ================     ================    ==================    =================

  Diluted                                           13,025,096           12,785,765            13,004,490           13,028,970
                                               ================     ================    ==================    =================


See notes to financial statements

                                          ANNALY MORTGAGE MANAGEMENT, INC
                                         STATEMENT OF STOCKHOLDER'S EQUITY
                                      FOR THE QUARTER ENDED SEPTEMBER 30, 1999
                                                    (UNAUDITED)


                                         Common     Additional                                                Other
                                         Stock       Paid-In    Treasury  Cgmprehensive      Retained     Comprehensive
                                       Par Value     Capital     Stock        Income         Earnings        Income        Total
                                      ---------------------------------------------------------------------------------------------

BALANCE, JUNE 30, 1999                $128,071  $132,966,180  ($903,163)                    $829,147   ($19,428,328)  $113,591,907

  Net Income                                                               $4,513,244      4,513,244
  Other comprehensive income:
    Unrealized net losses on securities,
      net of reclassification adjustment                                   (4,347,504)                  (4,347,504)
                                                                          ------------
  Comprehensive income                                                      $ 165,740                                      165,740
                                                                          ============
  Proceeds from direct purchase           4,089     3,899,976                                                            3,904,065
  Dividends declared for the quarter
    ended September 30, 1999,
    $0.35 per average share                                                               (4,587,243)                   (4,587,243)
                                      -------------------------------------              ------------------------------------------

BALANCE, SEPTEMBER 30, 1999           $132,160  $136,866,156  ($903,163)                    $755,148   ($23,775,832)  $113,074,469
                                      =====================================              ==========================================


Disclosure of reclassification amount:

  Unrealized holding losses arising
    during the period                            ($4,249,848)
  Less:  reclassification adjustment
    for gains included in net income                 (97,656)
                                                --------------
  Net unrealized losses on securities            ($4,347,504)
                                                ==============

See notes to financial statements

                                          ANNALY MORTGAGE MANAGEMENT, INC
                                             STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)


                                                           For the Quarter    For the Quarter     For the Nine        For the Nine
                                                              Ended              Ended            Months Ended        Months Ended
                                                            September 30,      September 30,       September 30,       September 30,
                                                               1999                 1999               1999               1998
                                                        ----------------    ----------------    ----------------    ----------------
Cash flows from operating activities:
  Net income                                                 $4,513,244          $3,708,656         $13,695,649         $11,803,336
  Adjustments to reconcile net income to net cash
    Provided by operating activities:
      Amortization of mortgage premiums and
           discounts, net                                     1,271,863           2,239,747           5,322,779           6,093,183
      Gain on sale of mortgage-backed securities               (97,656)           (993,630)           (188,069)         (2,716,589)
      Decrease (increase) in accrued interest receivable        671,840              41,076              51,518         (2,199,406)
      Decrease (increase) in other assets                        94,603              14,394            (96,348)           (118,950)
      Increase (decrease) in accrued interest payable       (1,790,341)           2,537,065           1,924,854           8,444,993
      Increase in accounts payable                               54,704             117,600             345,796              42,056

                                                        ----------------    ----------------    ----------------    ----------------
          Net cash provided by operating activities           4,718,257           7,664,908          21,056,179          21,348,623
                                                        ----------------    ----------------    ----------------    ----------------

Cash flows from investing activities:
    Purchase of Mortgage-Backed Securities                 (89,718,550)       (241,286,923)       (446,469,606)     (1,203,070,837)
    Proceeds from sale of Mortgage-Backed Securities         65,334,991          83,224,377         113,547,357         308,163,885
    Principal payments of Mortgage-Backed Securities         81,208,078         121,339,783         317,013,503         353,474,359

                                                        ----------------    ----------------    ----------------    ----------------
          Net cash provided (used) in investing              56,824,519        (36,722,763)        (15,908,745)       (541,432,593)
activities
                                                        ----------------    ----------------    ----------------    ----------------

Cash flows from financing activities:
  Proceeds from repurchase agreements                     3,183,769,500       2,288,511,000       8,455,952,500       7,530,044,000
  Principal payments on repurchase agreements           (3,244,747,500)     (2,254,398,000)     (8,452,700,500)     (6,998,532,000)
  Proceeds from exercise of stock options                                                               196,496             193,700
  Proceeds from direct purchase                               3,904,065                               3,904,065
  Purchase of treasury stock                                                      (903,163)                               (903,163)
  Additional cost of initial public offering                                                                              (130,248)
  Dividends paid                                            (4,444,142)         (4,082,456)        (12,491,913)        (10,961,970)

                                                        ----------------    ----------------    ----------------    ----------------
          Net cash provided (used) by financing            (61,518,077)          29,127,381         (5,139,352)         519,710,319
activities
                                                        ----------------    ----------------    ----------------    ----------------

Net increase (decrease) in cash and cash equivalents             24,699              69,526               8,081           (373,651)

Cash and cash equivalents, beginning of period                   52,402              10,325              69,020             511,172

                                                        ----------------    ----------------    ----------------    ----------------
Cash and cash equivalents, end of period                       $ 77,101            $ 79,851           $  77,101           $ 137,521
                                                        ================    ================    ================    ================

Supplemental disclosure of cash flow Information:
  Interest paid                                             $19,022,426         $18,318,236         $49,324,096         $48,811,362
                                                        ================    ================    ================    ================

Noncash financing activities:
  Net change in unrealized losses on available-for-sale
   securities                                               ($4,347,504)          ($194,311)        ($17,371,557)       ($4,128,468)
                                                        ==================  ==================  ==================  ================

  Dividends declared, not yet paid                           $4,587,243           $3,414,980          $4,587,243         $3,414,980
                                                        ==================  ==================  ==================  ================


See notes to financial statements

                         ANNALY MORTGAGE MANAGEMENT, INC
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

         A summary of the Company's significant accounting policies follows:

         Basis of Presentation - The accompanying unaudited financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. The interim financial statements for the nine month periods are unaudited; however, in the opinion of the Company's management, all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results of operations have been included. These unaudited financials statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on form 10-K for the year ended December 31, 1998. The nature of the Company's business is such that the results of any interim period are not necessarily indicative of results for a full year.

         Cash and Cash Equivalents - Cash and cash equivalents include cash on hand and money market funds. The carrying amounts of cash equivalents approximate their value.

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

         Unrealized losses on Mortgage-Backed Securities that are considered other than temporary, as measured by the amount of decline in fair value attributable to factors other than temporary, are recognized in income and the cost basis of the Mortgage-Backed Securities is adjusted. There were no such adjustments for the nine months ended September 30, 1999 and the year ended December 31, 1998.

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

         Credit Risk - At September 30, 1999 and December 31, 1998, the Company has limited exposure to credit losses on its portfolio of Mortgage-Backed Securities by only purchasing securities from Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA"), or Government National Mortgage Association ("GNMA"). The payment of principal and interest on the FHLMC and FNMA Mortgage-Backed Securities are guaranteed by those respective agencies and the payment of principal and interest on the GNMA Mortgage-Backed Securities are backed by the full-faith-and-credit of the U.S. government. At September 30, 1999 and December 31, 1998, all of the Company's Mortgage-Backed Securities have a "AAA" rating or an implied a "AAA" rating.

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

         MORTGAGE-BACKED SECURITIES

         The following table pertains to the Company's Mortgage-Backed Securities classified as available-for-sale as of September 30, 1999, which are carried at their fair value:


                                Federal            Federal           Government
                               Home Loan           National           National           Total
                                Mortgage           Mortgage           Mortgage      Mortgage-Backed
                              Corporation        Association         Association       Securities
                           ------------------------------------------------------------------------
Mortgage-Backed
  Securities, gross          $423,671,222       $878,226,387       $100,667,612     $1,402,565,221

Unamortized discount             (153,429)          (963,983)                           (1,117,412)
Unamortized premium             8,414,616         13,839,332          1,844,111         24,098,059
                           -----------------------------------------------------------------------

Amortized cost                431,932,409        891,101,736        102,511,723      1,425,545,868

Gross unrealized gains             85,395            912,225                               997,620
Gross unrealized losses        (7,702,536)       (14,414,967)        (2,655,948)       (24,773,451)

                           -----------------------------------------------------------------------
Estimated fair value         $424,315,268       $877,598,994        $99,855,775     $1,401,770,037
                           =======================================================================

         The  following   table   pertains  to  the  Company's   Mortgage-Backed
Securities classified as available-for-sale as of December 31, 1998, which are carried at their fair value:

                               Federal             Federal          Government
                              Home Loan            National          National            Total
                              Mortgage             Mortgage          Mortgage       Mortgage-Backed
                             Corporation         Association        Association       Securities
                           -----------------------------------------------------------------------
Mortgage-Backed
  Securities, gross          $449,433,408       $955,650,670        $97,330,495     $1,502,414,573

Unamortized discount             (184,996)          (423,583)                 -           (608,579)
Unamortized premium             8,852,370         14,264,277          1,770,397         24,887,044
                          ------------------------------------------------------------------------

Amortized cost                458,100,782        969,491,364         99,100,892      1,526,693,038

Gross unrealized gains            659,557          2,092,119            549,900          3,301,576
Gross unrealized losses        (3,487,784)        (5,692,759)          (525,309)        (9,705,852)

                          ------------------------------------------------------------------------
Estimated fair value         $455,272,555       $965,890,724        $99,125,483     $1,520,288,762
                         =========================================================================

         The adjustable rate Mortgage-Backed Securities are limited by periodic caps (generally interest rate adjustments are limited to no more than 1% every six months) and lifetime caps. At September 30, 1999, the weighted average lifetime cap was 10.8%. At December 31, 1998, the weighted average lifetime cap was 10.6%.

         During the nine months ended September 30, 1999 and 1998, the Company's realized $188,069 and $2,716,589 in gains from sales of Mortgage-Backed Securities, respectively. During the year ended December 31, 1998, the Company realized $3,344,070 in gains for sales of Mortgage-Backed Securities.

3.    REPURCHASE AGREEMENTS

         As of September 30, 1999, the Company had outstanding $1,283,762,000 of repurchase agreements with a weighted average borrowing rate of 5.31%. The weighted average remaining maturity was 24 days and a weighted average original term was 63 days. As of December 31, 1998, the Company had outstanding $1,280,510,000 of repurchase agreements with a weighted average borrowing rate of 5.21%. The weighted average remaining maturity was 29 days and the weighted average original term was 48 days.

         At September 30, 1999 and December 31, 1998, the repurchase agreements had the following remaining maturities:

                         September 30, 1999     December 31, 1998
                        -----------------------------------------
Within 30 days               $  821,311,000         $1,222,542,000
30 to 59 days                   420,534,000             31,346,000
60 to 89 days                    25,530,000             26,622,000
90 to 119 days                   16,387,000

                        ------------------------------------------
                             $1,283,762,000         $1,280,510,000
                        ==========================================



4.    COMMON STOCK

         Options were exercised and the direct purchase was implemented during the nine month period ending September 30, 1999 increasing the total number of shares outstanding to 13,106,408. The number of stock options exercised was 49,124, with an aggregate purchase price of $196,496. The number of shares issued in the direct purchase plan was 408,860, with an aggregate purchase price of $3,904,065. During the year ended December 31, 1998, 44,124 options were exercised at an aggregate price of $195,100. Stock buybacks during the year ended December 31, 1999 totaled 109,600 shares at a cost of $903,163.

         During the nine months ending September 30, 1999, the Company declared dividends to shareholders totaling $13,221,493, or $1.03 per weighted average share, of which $4,587,243 was paid on October 27, 1999. During the Company's year ending December 31, 1998, the Company declared dividends to shareholders totaling $15,437,554, or $1.22 per weighted average share, of which $11,579,891 was paid during the period and $3,857,663 was paid on January 25, 1999. For Federal income tax purposes dividends paid for the year ended December 31, 1998 are ordinary income to the Company stockholders.



5.    EARNINGS PER SHARE (EPS)

         In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting No. 128, Earnings Per Share (SFAS No.
128), which requires dual presentation of Basic EPS and Diluted EPS on the face of the income statement for all entities with complex capital structures. SFAS No. 128 also requires a reconciliation of the numerator and denominator of Basic EPS and Diluted EPS computation. For the nine months ended September 30, 1999 the reconciliation is as follows:

                                                   For the Nine Months Ended
                                                       September 30, 1999
                                      -----------------------------------------------------
                                            Income              Shares          Per-Share
                                         (Numerator)         (Denominator)       Amount
                                      -----------------------------------------------------
Net income                                  $ 13,695,648
                                      -------------------

Basic EPS                                                           12,721,670      $ 1.08
                                              13,695,648

Effect of dilutive securities:
  Dilutive stock options
                                                       -               282,820

                                      -----------------------------------------------------
  Diluted EPS                               $ 13,695,648            13,004,490      $ 1.05
                                      =====================================================


         Options to purchase 416,460 shares were outstanding during the quarter and dilutive, as the exercise price (between $4.00 and $8.94) was less than the average stock price for the nine month period for the Company of $9.86. Options to purchase 135,676 shares of stock were outstanding during the period and are not considered dilutive. The exercise price (between $10.00 and $11.25) was greater than the average stock price for the nine month period of $9.86.



         For the nine months ended September 30, 1998, the reconciliation is as follows:

                                                For the Nine Months Ended
                                                    September 30, 1998
                                   -----------------------------------------------------
                                         Income              Shares         Per-Share
                                       (Numerator)        (Denominator)       Amount
                                   -----------------------------------------------------
Net income                                $ 11,803,336
                                   --------------------

Basic EPS                                   11,803,336          12,729,673       $ 0.93

Effect of dilutive securities:
  Dilutive stock options                             -             299,297

                                   -----------------------------------------------------
  Diluted EPS                             $ 11,803,336          13,028,970       $ 0.91
                                   =====================================================

         Options to purchase 312,226 shares were outstanding during the quarter and dilutive as the exercise price (between $4.00 and $10.00) was less than the average stock price for the nine month period for the Company of $10.66. Options to purchase 2,426 shares of stock were outstanding and not considered dilutive. The exercise price of $11.25 was greater than the average stock price of for the quarter of $10.66.

COMPREHENSIVE INCOME

         The Company adopted FASB Statement no. 130, Reporting Comprehensive Income, Statement no. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. The Company at September 30, 1999 and December 31, 1998 held securities classified as available-for-sale. At September 30, 1999 and December 31, 1998, the net unrealized losses totaled $23,775,832 and $6,404,275, respectively.



7.       LEASE COMMITMENTS

         The Corporation has non-cancelable lease for office space, which commenced in April 1998 and expires in December 2007.

         The Corporation's aggregate minimum lease payments are as follows:

               1999                                                       92,804
               2000                                                       95,299
               2001                                                       97,868
               2002                                                      100,515
               2003 through 2007                                         582,406
                                                                        --------
                Total lease obligation                                  $968,892
                                                                        ========

8.       RELATED PARTY TRANSACTION

         Included in "Other Assets" on the Balance sheet is an investment in Annaly International Money Management, Inc. On June 24, 1998, the Company acquired 99,960 nonvoting shares, at a cost of $49,980. The officers and directors of Annaly International Money Management Inc. are also officers and directors of the Company.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         We are a real estate investment trust that owns and manages a portfolio of mortgage-backed securities. Our principal business objective is to generate net income for distribution to our stockholders from the spread between the interest income on our mortgage-backed securities and the costs of borrowing to finance our acquisition of mortgage-backed securities.

         We commenced operations on February 18, 1997 upof the consummation of a private placement. We completed our initial public offering on October 14, 1997.

         The 317-day period ended December 31, 1997 was a short operating period and not a full twelve months. Also, average assets for the period ended December 31, 1997 totaled $476.9 million, whereas average assets for the year ended December 31, 1998 totaled $1.5 billion. As a result, the comparison of net income for the period ended February 18, 1997 and the year ended December 31, 1998 may show changes that may not be indicative of future periods.

Results of Operations: For the Quarters Ended September 30, 1999 and 1998

         Net Income Summary

         For the quarter ended September 30, 1999, our GAAP net income was $4.5 million, or $0.35 basic earnings per average share, as compared to $3.7 million, or $0.29 basic earnings per average share, for the quarter ended September 30, 1998. We compute our GAAP net income per share by dividing net income by the weighted average number of shares of outstanding common stock during the period, which was 12,745,416 for the quarter ended September 30, 1999 and 12,704,194 for the quarter ended September 30, 1998. Dividends per weighted average number of shares outstanding for the quarter ended September 30, 1999 was $0.35 per share, or $4.6 million in total. Dividends per weighted average number of shares outstanding for the quarters ended September 30, 1998 was $0.27 per share, or $3.4 million in total. Our return on average equity was 15.93% on an annualized basis for the quarter ended September 30, 1999 and 11.31% on an annualized basis for the quarter ended September 30, 1998.

                                                 Net Income Summary

                                                           Quarter Ended                      Quarter Ended
                                                        September 30, 1999                 September 30, 1998
                                                     --------------------------         --------------------------
Interest Income                                                   $     22,161                      $      24,008
Interest Expense                                                        17,232                             20,765
                                                     --------------------------         --------------------------
Net Interest Income                                                      4,929                              3,243
Gain on Sale of Mortgage-Backed Securities                                  98                                994
General and Administrative Expenses                                        513                                528
                                                     --------------------------         --------------------------
Net Income                                                       $       4,513                      $       3,709
                                                     ==========================         ==========================

Average Number of Shares Outstanding                                12,745,416                         12,704,194
Basic Net Income Per Share                                       $        0.35                      $        0.29
Diluted Net Income Per Share                                     $        0.35                      $        0.29

Average Total Assets                                             $   1,427,502                      $   1,554,123
Average Equity                                                   $     113,333                      $     131,148

Annualized Return on Average Assets                                      1.26%                              0.95%
Annualized Return on Average Equity                                     15.93%                             11.31%

         Taxable Income and GAAP Income

         For the quarters ended September 30, 1999 and 1998, our income as calculated for tax purposes (taxable income) differed from income as calculated according to GAAP (GAAP income). Our taxable income for the quarter ended September 30, 1999 was approximately $5.0 million, or $0.39 per share, as compared to taxable income of $4.0 million, or

         $0.32 per share, for the quarter ended September 30, 1998. The differences were in the calculations of premium and discount amortization, gains on sale of mortgage-backed securities, and general and administrative expenses.

         The distinction between taxable income and GAAP income is important to our stockholders because dividends are declared on the basis of taxable income. While we do not pay taxes so long as we satisfy the requirements for exemption from taxation pursuant to the REIT provisions of the Internal Revenue Code, each year we complete a corporate tax form on which taxable income is calculated as if we were to be taxed. This taxable income level determines the amount of dividends we can pay out over time. The table below presents the major differences between our GAAP and taxable income for the quarters ended September 30, 1999 and 1998, June 30, 1999, March 31, 1999, the year ended December 31, 1998, and the period ended December 31, 1997.

                                                  Taxable Income
                                                  --------------

                                            Taxable General      Taxable        Taxable Gain
                                                   &             Mortgage        on Sale of
                                GAAP Net     Administrative    Amortization      Securities     Taxable Net
                                 Income       Differences      Differences       Differences       Income
                                 ------       -----------      -----------       -----------       ------
                                                         (dollars in thousands)
For the Quarter Ended
  September 30, 1999             $4,513            $5            $744              ($224)          $5,038
For the Quarter Ended
  September 30, 1998             $3,709                          $228               $83            $4,020
For the Quarter Ended
   June 30, 1999                 $4,864            $2            $230               ($1)           $5,095
For the Quarter Ended
  March 31, 1999                 $4,318             -            $98                 -             $4,416
-----------------------------------------------------------------------------------------------------------
For the Year Ended
  December 31, 1998             $15,489            $6            $959               $23            $16,477
For the Period
Ended
 December 31, 1997               $4,919            $3           ($92)               $54            $4,884

         Interest Income and Average Earning Asset Yield

         We had average earning assets of $1.4 billion for the quarter ended September 30, 1999 and $1.5 billion for the quarter ended September 30, 1998. Our primary source of income for the quarters ended September 30, 1999 and 1998 was interest income. A portion of our income was generated by gains on the sales of our mortgage-backed securities. Our interest income was $22.2 million for the quarter ended September 30, 1999 and $24.0 million for the quarter ended September 30, 1998. Our yield on average earning assets was 6.26% and 6.22% for the same respective periods. Our average earning asset balance decreased by $126.5 million for the quarter ended September 30, 1999 as compared to the quarter ended September 30, 1998. Interest income decreased for the quarter ended September 30, 1999 over the same period in 1998, even though the yield increased by 0.04%. The decline in interest income is due to the significant decline in average earning assets. The table below shows our average balance of cash equivalents and mortgage-backed securities, the yields we earned on each type of earning assets, our yield on average earning assets and our interest income for the quarters ended September 30, 1999 and 1998, June 30, 1999, March 31, 1999, the year ended December 31, 1998, and the period ended December 31, 1997.

                                            Average Earning Asset Yield

                                                                                           Yield on
                                                    Average                                Average
                                                    Amortized                              Amortized
                                                    Cost of                    Yield on    Cost of      Yield on
                                         Average    Mortgage-      Average     Average     Mortgage-    Average
                                           Cash      Backed        Earning      Cash        Backed      Earning    Interest
                                       Equivalents  Securities      Assets    Equivalents Securities     Assets      Income
                                       -----------  ----------      ------    ----------- ----------     ------      ------
                                                                     (dollars in thousands)
For the Quarter Ended September 30,        $877    $1,416,525    $1,417,404    4.10%        6.26%        6.25%     $22,161
1999
For the Quarter Ended September 30,         $2     $1,543,010    $1,543,012    4.20%        6.22%        6.22%     $24,008
1998
For the Quarter Ended June 30, 1999         $2     $1,504,669    $1,504,671    4.30%        5.92%        5.92%     $22,265

For  the Quarter Ended March 31, 1999       $2     $1,502,627    $1,502,629    4.01%        5.87%        5.87%     $22,015

For the Year Ended December 31, 1998        $2     $1,461,789    $1,461,791    4.32%        6.16%        6.16%     $89,986
For the Period Ended December 31, 1997     $30       $448,276     $448,306     4.20%        6.34%        6.34%     $24,713

         The constant prepayment rate (or CPR) on our mortgage-backed securities for the quarter ended September 30, 1999 was 18% and for the quarter ended September 30, 1998 was 21%. CPR is an assumed rate of prepayment for our mortgage-backed securities, expressed as an annual rate of prepayment relative to the outstanding principal balance of our mortgage-backed securities. CPR does not purport to be either a historical description of the prepayment experience of our mortgage-backed securities or a prediction of the anticipated rate of prepayment of our mortgage-backed securities.

         Principal prepayments had a negative effect on our earning asset yield for the quarters ended September 30, 1999 and 1998 because we adjust our rates of premium amgrtization and discount accretion monthly based upon the effective yield method, which takes into consideration changes in prepayment speeds.

         Interest Expense and the Cost of Funds

         We anticipate that our largest expense will be the cost of borrowed funds. We had average borrowed funds of $1.3 billion and total interest expense of $17.2 million for the quarter ended September 30, 1999. We had average borrowed funds of $1.5 billion and total interest expense of $20.8 million for the quarter ended September 30, 1998. Our average cost of funds was 5.22% for the quarter ended September 30, 1999 and 5.68% for the quarter ended September 30, 1998. The cost of funds rate declined 0.46% and the average borrowed funds declined by $177 million for the quarter ended September 30, 1999 when compared to the quarter ended September 30, 1998; consequently, interest expense decreased by 17% for the same time period.

         With our current asset/liability management strategy, changes in our cost of funds are expected to be closely correlated with changes in short-term LIBOR, although we may choose to extend the maturity of our liabilities at any time. Our average cost of funds was 0.06% below one-month LIBOR for the quarter ended September 30, 1999 and 0.06% above one-month LIBOR for the quarter ended September 30, 1998. We generally have structured our borrowings to adjust with one-month LIBOR because we believe that one-month LIBOR may continue to be lower than six-month LIBOR in the present interest rate environment. During the quarter ended September 30, 1999, average one-month LIBOR, which was 5.28%, was 0.52% lower than average six-month LIBOR, which was 5.80%. During the quarter ended September 30, 1998, average one-month LIBOR, which was 5.62%, was 0.01% lower than average six-month LIBOR, which was 5.63%.

         The table below shows our average borrowed funds and average cost of funds as compared to average one-month and average six-month LIBOR for the quarters ended September 30, 1999 and 1998, June 30, 1999, March 31, 1999, the year ended December 31, 1998, and period ended December 31, 1997.


                                               Average Cost of Funds


                                                                               Average
                                                                               One-Month   Average Cost   Average Cost
                                                                                LIBOR        of Funds      of Funds
                                                          Average   Average   Relative to   Relative to   Relative to
                         Average               Average      One-      Six-     Average       Average       Average
                         Borrowed     Interest Cost of     Month     Month    Six-Month     One-Month     Six-Month
                          Funds       Expense    Funds     LIBOR     LIBOR       LIBOR         LIBOR         LIBOR
                          -----       -------    -----     -----     -----       -----         -----         -----
                                                 (dollars in thousands)

For the Quarter Ended
   September 30, 1999    $1,320,776   $17,232    5.22%     5.28%     5.80%      (0.52%)       (0.06%)       (0.58%)
For the Quarter Ended
   September 30, 1998    $1,460,612   $20,765    5.68%     5.62%     5.63%      (0.01%)        0.06%         0.05%
For the Quarter Ended
  June 30, 1999          $1,374,154   $16,865    4.91%     4.96%     5.19%      (0.23%)       (0.05%)       (0.28%)
For the Quarter Ended
March 31, 1999           $1,381,663   $17,151    4.97%     4.96%     5.05%      (0.09%)        0.01%        (0.08%)
------------------------------------------------------------------------------------------------------------------------
For the Year Ended
  December 31, 1998      $1,360,040   $75,735    5.57%     5.57%     5.54%       0.03%           -           0.03%
For the Period Ended
  December 31, 1997       $404,140    $19,677    5.61%     5.67%     5.87%      (0.20%)       (0.06%)       (0.26%)

         Net Interest Rate Agreement Expense

         We have not entered into any interest rate agreements to date. As part of our asset/liability management process, we may enter into interest rate agreements such as interest rate caps, floors or swaps. These agreements would be entered into with the intent to reduce interest rate or prepayment risk and would be designed to provide us income and capital appreciation in the event of certain changes in interest rates. However, even after entering into these agreements, we would still be exposed to interest rate and prepayment risks. We review the need for interest rate agreements on a regular basis consistent with our capital investment policy.

         Net Interest Income

         Our net interest income, which equals interest income less interest expense, totaled $4.9 million for the quarter ended September 30, 1999 and $3.2 million for the quarter ended September 30, 1998. Our net interest income increased because of lower funding costs for the period and a higher yield on average assets. Our net interest spread, which equals the yield on our average assets for the period less the average cost of funds for the period, was 1.04% for the quarter ended September 30, 1999 as compared to 0.54% for the quarter ended September 30, 1998. This 0.50% increase in spread income is reflected in the $1.7 million increase in net interest income. Net interest margin, which equals net interest income divided by average interest earning assets, was 1.38% on an annualized basis for the quarter ended September 30, 1999 and 0.84% on an annualized basis for the quarter ended September 30, 1998. The principal reason that annualized net interest margin exceeded net interest spread is that average interest earning assets exceeded average interest bearing liabilities. A portion of our assets is funded with equity rather than borrowings. We did not have any interest rate agreement expenses for the quarters ended September 30, 1999 and 1998.

         The table below shows our interest income by earning asset type, average earning assets by type, total interest income, interest expense, average repurchase agreements, average cost of funds, and net interest income for the quarters ended September 30, 1999 and 1998, June 30, 1999, March 31, 1999, the year ended December 31, 1998, and the period ended December 31, 1997.


                                             GAAP Net Interest Income

                         Average                                            Yield
                        Amortized                                             on     Average
                         Cost of           Interest                         Average  Balance
                       Mortgage-Backed   Income on       Average    Total   Interest    of                Average     Net
                        Securities      Mortgage-Backed   Cash     Interest Earning  Repurchase  Interest Cost of    Interest
                           Held           Securities   Equivalents  Income   Assets  Agreements  Expense   Funds     Income
                           ----           ----------   -----------  ------   ------  ----------  -------   -----     ------
For the Quarter Ended
September 30, 1999      $1,416,525        $22,151         $2      $22,161    6.26%  $1,320,776    $17,232    5.22%    $4,929
For the Quarter Ended
September 30, 1998      $1,543,010        $24,009         $2      $24,009    6.22%  $1,460,612    $20,765    5.68%    $3,244
For the Quarter Ended
June 30, 1999           $1,504,669        $22,265         $2      $22,265    5.92%  $1,374,154    $16,865    4.91%    $5,399
For the Quarter Ended
March 31, 1999          $1,502,629        $22,015         $2      $22,015    5.87%  $1,381,663    $17,151    4.97%    $4,864
-------------------------------------------------------------------------------------------------------------------------------
For the Year Ended
December 31, 1998       $1,461,789        $89,986         $2      $89,986    6.16%  $1,360,040    $75,735    5.57%   $14,251
For the Period Ended
December 31, 1997         $448,276        $24,682        $30      $24,713    6.34%    $404,140    $19,677    5.61%    $5,036


         Gains and Losses on Sales of Mortgage-Backed Securities

         For the quarter ended September 30, 1999, we sold mortgage-backed securities with an aggregate historical amortized cost of $65.2 million for an aggregate gain of $98,000. For the quarter ended September 30, 1998, we sold mortgage-backed securities with an aggregate historical amortized cost of $82.2 million for an aggregate gain of $994,000. As stated above, our gain on the sale of assets declined substantially. For the quarter ended September 30, 1999, there was a greater emphasis on spread income and not gains. The difference between the sale price and the historical amortized cost of our mortgage-backed securities is a realized gain and increases income accordingly. We do not expect to sell assets on a frequent basis, but may from time to time sell existing assets to move into new assets, which our management believes might have higher risk-adjusted returns, or to manage our balance sheet as part of our asset/liability management strategy.

         Credit Losses

         We have not experienced credit losses on our mortgage-backed securities to date. We have limited our exposure to credit losses on our mortgage-backed securities by purchasing only securities, issued or guaranteed by FNMA, FHLMC or GNMA, which, although not rated, carry an implied "AAA" rating.

         General and Administrative Expenses

         G&A expenses were $514,000 for the quarter ended September 30, 1999 and $528,000 for the quarter ended September 30, 1998. G&A expenses increased as a percentage of average assets to 0.14% for the quarter ended September 30, 1999 compared to 0.13% for the same period in the previous year. Even though G&A expenses decreased in total, the decline in average assets was proportionately larger. So, G&A expenses as a percent of average asset increased by 0.01%.


                                  GAAP G&A Expenses and Operating Expense Ratios

                                 Cash
                             Compensation                                   Total G&A        Total G&A
                                 and                                     Expenses/Average Expenses/Average
                               Benefits    Other G&A      Total G&A          Assets            Equity
                               Expense      Expenses       Expenses       (annualized)      (annualized)
                               -------      --------       --------       ------------      ------------
                                          (dollars in thousands)
For the Quarter Ended
  September 30, 1999             $337         $177           $514             0.14%            1.81%
For the Quarter Ended
  September 30, 1998             $318         $210           $528             0.13%            1.61%
For the Quarter Ended
  June 30, 1999                  $338         $223           $561             0.15%            1.44%
For the Quarter Ended
  March 31, 1999                 $333         $277           $610             0.16%            1.93%
------------------------------------------------------------------------------------------------------
For the Year Ended
  December 31, 1998             $1,210        $896          $2,106            0.14%            1.60%
For the Period Ended
  December 31, 1997              $492         $360           $852             0.21%            1.61%

         Net Income and Return on Average Equity

         Our net income was $4.5 million for the quarter ended September 30, 1999 and $3.7 million for the quarter ended September 30, 1998. Our return on average equity was 15.93% on an annualized basis for the quarter ended September 30, 1999 and 11.31% on an annualized basis for the quarter ended September 30, 1998. The increase in net income is a direct result of an increase in spread income. As previously mentioned, the substantial decline in interest expense was the primary reason that our earnings increased. The table below shows our net interest income, gain on sale of mortgage-backed securities and G&A expenses each as a percentage of average equity, and the return on average equity for the quarters ended September 30, 1999 and 1998, June 30, 1999, March 31, 1999, the year ended December 31, 1998 and the period ended December 31, 1997.

                                      Components of Return on Average Equity

(Ratios for the Quarters Ended September 30, 1999 and 1998, June 30, 1999, March 31, 1999 and the Period ended December 31, 1997 are annualized)


                                                           Gain on Sale of
                                          Net Interest     Mortgage-Backed          G&A             Return on
                                         Income/Average    Securities/Average  Expenses/Average      Average
                                             Equity             Equity              Equity           Equity
                                         --------------    --------------      --------------    --------------
For the Quarter Ended September 30, 1999     17.40%             0.34%               1.81%             15.93%
For the Quarter Ended September 30, 1998      9.89%             3.03%               1.50%             11.31%
For the Quarter Ended June 30, 1999          17.99%             0.08%               1.87%             16.20%
For the Quarter Ended March 31, 1999         15.43%             0.20%               1.93%             13.70%
-------------------------------------------------------------------------------  ------------------------------
For the Year Ended December 31, 1998         10.85%             2.55%               1.60%             11.80%
For the Period Ended December 31, 1997        9.49%             1.39%               1.61%              9.27%


         Dividends and Taxable Income

         We have elected to be taxed as a REIT under the Internal Revenue Code. Accordingly, we have distributed substantially all of our taxable income for each year since inception to our stockholders, including income resulting from gains on sales of our mortgage-backed securities. From inception through September 30, 1999, earned taxable income exceeded dividend declarations by $2.1 million, or $0.16 per share, based on the number of shares of common stock outstanding at period end.


                                                 Dividend Summary
                                                 ----------------
                                       Weighted
                                       Average
                            Taxable     Common    Taxable Net   Dividends                  Dividend     Cumulative
                            Net         Shares     Income Per    Declared      Total       Pay-out     Undistributed
                            Income    Outstanding    Share      Per Share    Dividends      Ratio     Taxable Income
                            ------    -----------    -----      ---------    ---------      -----     --------------
                                              (dollars in thousands, except per share data)
For the Quarter Ended
September 30, 1999           $5,038   12,745,416     $0.39        $0.35        $4,587       91.1%        $2,562
For the Quarter Ended
September 30, 1998           $4,020   12,704,194     $0.32        $0.27        $3,415       85.0%        $1,035
For the Quarter Ended
  June 30, 1999              $5,095   12,697,338     $0.40        $0.35        $4,444       87.1%        $2,111
For the Quarter Ended
  March 31, 1999             $4,416   12,657,884     $0.35        $0.33        $4,190       94.9%        $1,460
----------------------------------------------------------------------------------------------------------------------
For the Year Ended
  December 31, 1998         $16,477   12,709,116     $1.30        $1.21       $15,437       93.7%        $1,234
For the Period Ended
  December 31, 1997          $4,884   5,952,123      $0.82        $0.79        $4,690       96.0%         $194


Financial Condition

         Mortgage-Backed Securities

         All of our mortgage-backed securities at September 30, 1999 were adjustable-rate or fixed-rate mortgage-backed securities backed by single-family mortgage loans. All of the mortgage assets underlying these mortgage-backed securities were secured with a first lien position on the underlying single-family properties. All our mortgage-backed securities were FHLMC, FNMA or GNMA mortgage pass-through certificates or CMOs, which carry an implied "AAA" rating. We mark-to-market all of our earning assets at liquidation value.

         We accrete discount balances as an increase in interest income over the life of discount mortgage-backed securities and we amortize premium balances as a decrease in interest income over the life of premium mortgage-backed securities. At September 30, 1999 and 1998, we had on our balance sheet a total of $1.1 million and $972,000 respectively, of unamortized discount (which is the difference between the remaining principal value and current historical amortized cost of our mortgage-backed securities acquired at a price below principal value) and a total of $24.1 million and $25.2 million, respectively, of unamortized premium (which is the difference between the remaining principal value and the current historical amortized cost of our mortgage-backed securities acquired at a price above principal value).

         We received mortgage principal repayments of $81.2 million for the quarter ended September 30, 1999 and $121.3 million for the quarter ended September 30, 1998. Given our current portfolio composition, if mortgage principal prepayment rates were to increase over the life of our mortgage-backed securities, all other factors being equal, our net interest income would decrease during the life of these mortgage-backed securities as we would be required to amortize our net premium balance into income over a shorter time period. Similarly, if mortgage principal prepayment rates were to decrease over the life of our mortgage-backed securities, all other factors being equal, our net interest income would increase during the life of these mortgage-backed securities as we would amortize our net premium balance over a longer time period.

         The table below summarizes our mortgage-backed securities at September 30, 1999 and 1998, June 30, 1999, March 31, 1999 and December 31, 1998, and
December 31, 1997.

                                            Mortgage-Backed Securities
                                            --------------------------

                                                                                                 Estimated
                                                                      Amortized                     Fair        Weighted
                                               Net      Amortized   Cost/Principal  Estimated   Value/Principal Average
                            Principal Value   Premium     Cost          Value       Fair Value      Value        Yield
                            ---------------   -------     ----          -----       ----------      -----        -----
                                                        (dollars in thousands)
At September 30, 1999        $1,402,565      $22,981    $1,425,546     101.64%      $1,401,770     99.94%        6.41%
At September 30, 1998        $1,461,056      $24,244    $1,485,300     101.66%      $1,483,195    101.52%        6.49%
At June 30, 1999             $1,468,547      $24,985    $1,493,532     101.70%      $1,474,104    100.38%        6.21%
At March 31, 1999            $1,527,530      $26,071    $1,553,601     101.71%      $1,547,618    101.32%        5.94%
-------------------------------------------------------------------------------------------------------------------------
At December 31, 1998         $1,502,414      $24,278    $1,526,692     101.62%      $1,520,289    101.19%        6.43%
At December 31, 1997         $1,138,365      $21,390    $1,159,755     101.88%      $1,161,779    102.06%        6.57%

         The tables below set forth certain characteristics of our mortgage-backed securities. The index level for adjustable-rate mortgage-backed securities is the weighted average rate of the various short-term interest rate indices, which determine the coupon rate.

                             Adjustable-Rate Mortgage-Backed Security Characteristics
                             --------------------------------------------------------

                                                                      Weighted                             Principal Value
                                 Weighted                             Average                   Weighted    at Period End
                                 Average    Weighted     Weighted     Term to      Weighted     Average     as % of Total
                      Principal  Coupon     Average     Average Net     Next       Average       Asset     Mortgage-Backed
                        Value      Rate   Index Level     Margin     Adjustment  Lifetime Cap    Yield        Securities
                        -----      ----   -----------     ------     ----------  ------------    -----        ----------
                                                             (dollars in thousands)

At September 30, 1999    $889,293  6.76%      5.13%        1.63%       9 months      10.82%       6.14%        63.40%
At September 30, 1998  $1,050,177  6.78%      5.20%        1.68%      13 months      10.42%       6.51%        71.88%
At June 30, 1999         $941,559  6.67%      5.18%        1.71%      11 months      11.00%       5.84%        64.12%
At March 31, 1999      $1,036,947  6.63%      4.97%        1.66%      11 months      11.01%       5364%        67.88%
--------------------------------------------------------------------------------------------------------------------------
At December 31, 1998   $1,030,654  6.84%      5.18%        1.66%      12 months      10.63%       6.42%        68.60%
At December 31, 1997     $994,653  7.13%      5.52%        1.61%      22 months      10.78%       6.50%        87.38%

                                Fixed-Rate Mortgage-Backed Security Characteristics
                                ---------------------------------------------------

                                                                               Principal Value
                                                 Weighted       Weighted       as % of Total
                                                 Average         Average      Mortgage-Backed
                             Principal Value   Coupon Rate     Asset Yield       Securities
                             ---------------   -----------     -----------       ----------
                                                   (dollars in thousands)

At September 30, 1999           $513,272          6.58%           6.91%            36.60%
At September 30, 1998           $410,879          6.69%           6.47%            28.12%
At June 30, 1999                $526,988          6.58%           6.88%            35.88%
At March 31, 1999               $401,002          6.82%           6.65%            26.02%
--------------------------------------------------------------------------------------------
At December 31, 1998            $471,760          6.55%           6.47%            31.40%
At December 31, 1997            $143,712          7.50%           7.08%            12.62%

         At September 30, 1999 and December 31, 1998 we held Mortgage-Backed Securities with coupons linked to the one-year, three-year, and five-year Treasury Indices, one-month LIBOR and the six-month CD rate. At September 30, 1998 we held Mortgage-Backed Securities with coupons linked to one-year and three-year Treasury Indices, one-month LIBOR and the six-month CD rate.


                                Adjustable-Rate Mortgage-Backed Securities by Index
                                                September 30, 1999

                                                                                           3-Year
                                               One-Month     Six-Month       1-Year       Treasury        5-Year
                                                 LIBOR        CD Rate    Treasury Index     Index     Treasury Index
                                                 -----        -------    --------------     -----     --------------
Weighted Average Adjustment Frequency              1 mo.        6 mo.         12 mo.        36 mo.        60 mo.

Weighted Average Term to Next Adjustment           1 mo.        3 mo.         17 mo.        16 mo.        12 mo.

Weighted Average Annual Period Cap                 None        1.00%           1.60%        1.78%         1.34%

Weighted Average Lifetime Cap at
  September 30, 1999                               9.14%       11.35%         11.71%        13.17%        11.64%

Mortgage Principal Value as Percentage of
  Mortgage-Backed Securities at
  September  30, 1999                             28.94%        2.32%         25.53%         5.85%         0.76%

                                Adjustable-Rate Mortgage-Backed Securities by Index
                                                 December 31, 1998

                                                                             1-Year        3-Year
                                               One-Month     Six-Month      Treasury      Treasury        5-Year
                                                 LIBOR        CD Rate        Index          Index     Treasury Index
                                                 -----        -------        -----          -----     --------------
Weighted Average Adjustment Frequency              1 mo.        6 mo.         12 mo.        36 mo.        60 mo.

Weighted Average Term to Next Adjustment           1 mo.        3 mo.         23 mo.         9 mo.         2 mo.

Weighted Average Annual Period Cap                 None        1.00%          1.83%         2.00%         2.00%

Weighted Average Lifetime Cap at
  December 31, 1998                               9.16%       11.04%         11.76%        13.07%        11.57%

Mortgage Principal Value as Percentage of
  Mortgage-Backed Securities at
  December 31, 1998                              29.60%        3.73%         33.33%         1.62%        0.32%


                                Adjustable-Rate Mortgage-Backed Securities by Index
                                                September 30, 1998

                                                                                            3-Year
                                               One-Month     Six-Month       1-Year       Treasury
                                                 LIBOR        CD Rate    Treasury Index     Index
                                                 -----        -------    --------------     -----
Weighted Average Adjustment Frequency              1 mo.        6 mo.         12 mo.        36 mo.

Weighted Average Term to Next Adjustment           1 mo.        3 mo.         14 mo.         9 mo.

Weighted Average Annual Period Cap                 None         1.00%          2.00%         2.00%

Weighted Average Lifetime Cap at
  September 30, 1998                               9.14%       10.95%         11.82%        14.16%

Mortgage Principal Value as Percentage of
  Mortgage-Backed Securities at
  September 30, 1998                              36.55%        4.44%         30.88%         0.01%


         Interest Rate Agreements

         Interest rate agreements are assets that are carried on a balance sheet at estimated liquidation value. We have not entered into any interest rate agreements since our inception.

         Borrowings

         To date, our debt has consisted entirely of borrowings collateralized by a pledge of our mortgage-backed securities. These borrowings appear on our balance sheet as repurchase agreements. At September 30, 1999, we had established uncommitted borrowing facilities in this market with twenty-three lenders in amounts, which we believe, are in excess of our needs. All of our mortgage-backed securities are currently accepted as collateral for these borrowings. However, we limit our borrowings, and thus our potential asset growth, in order to maintain unused borrowing capacity and thus increase the liquidity and strength of our balance sheet.

         For the quarters ended September 30, 1999 and 1998, the term to maturity of our borrowings ranged from one day to one year, with a weighted average original term to maturity of 63 days for the quarter ended September 30, 1999 and 87 days for the quarter ended September 30, 1998. At September 30, 1999, the weighted average cost of funds for all of our borrowings was 5.31% and the weighted average term to next rate adjustment was 24 days. At September 30, 1998, the weighted average cost of funds for all of our borrowings was 5.59% and the weighted average term to next rate adjustment was 29 days.

         Liquidity

         Liquidity, which is our ability to turn non-cash assets into cash, allows us to purchase additional mortgage-backed securities and to pledge additional assets to secure existing borrowings should the value of our pledged assets decline. Potential immediate sources of liquidity for us include cash balances and unused borrowing capacity. Unused borrowing capacity will vary over time as the market value of our mortgage-backed securities varies. Our balance sheet also generates liquidity on an on-going basis through mortgage principal repayments and net earnings held prior to payment as dividends. Should our needs ever exceed these on-going sources of liquidity plus the immediate sources of liquidity discussed above, we believe that our mortgage-backed securities could in most circumstances be sold to raise cash. The maintenance of liquidity is one of the goals of our capital investment policy. Under this policy, we limit asset growth in order to preserve unused borrowing capacity for liquidity management purposes.

         Stockholders' Equity

         We use "available-for-sale" treatment for our mortgage-backed securities; we carry these assets on our balance sheet at estimated market value rather than historical amortized cost. Based upon this "available-for-sale" treatment, our equity base at September 30, 1999 was $113.0 million, or $8.63 per share. If we had used historical amortized cost accounting, our equity base at September 30, 1999 would have been $136.9 million, or $10.44 per share. Our equity base at September 30, 1998 was $131.1 million, or $10.28 per share. If we had used historical amortized cost accounting, our equity base at September 30, 1998 would have been $131.0 million, or $10.30 per share. During the quarter ended September 30, 1999, the Company raised additional capital in the amount of $3.9 million through its direct purchase program.

         With our "available-for-sale" accounting treatment, unrealized fluctuations in market values of assets do not impact our GAAP or taxable income but rather are reflected on our balance sheet by changing the carrying value of the asset and stockholders' equity under "Accumulated Other Comprehensive Income
(Loss)." By accounting for our assets in this manner, we hope to provide useful information to stockholders and creditors and to preserve flexibility to sell assets in the future without having to change accounting methods.

         As a result of this mark-to-market accounting treatment, our book value and book value per share are likely to fluctuate far more than if we used historical amortized cost accounting. As a result, comparisons with companies that use historical cost accounting for some or all of their balance sheet may not be meaningful.

         The table below shows unrealized gains and losses on the mortgage-backed securities in our portfolio.

                                            Unrealized Gains and Losses
                                            ---------------------------

                                              (dollars in thousands)

                                 At September 30,    At September 30,     At June 30,    At March 31,    At December 31,
                                       1999                1998              1999            1999              1998
                               ---------------------------------------------------------------------------------------
Unrealized Gain                        $  998              $7,060         $ 1,744          $2,801             $3,302
Unrealized Loss                       (24,773)             (9,164)        (21,172)         (8,784)            (9,706)
                               ---------------------------------------------------------------------------------------
Net Unrealized Loss                  ($23,775)            ($2,104)       ($19,428)        ($5,983)           ($6,404)
                               =======================================================================================

Net Unrealized Loss as % of
  Mortgage-Backed Securities
  Principal Value                      (1.70%)             (0.14%)         (1.32%)         (0.39%)            (0.43%)
Net Unrealized Loss as % of
  Mortgage-Backed Securities
  Amortized Cost                       (1.68%)             (0.14%)         (1.30%)         (0.39%)            (0.42%)

         Unrealized changes in the estimated net market value of mortgage-backed securities have one direct effect on our potential earnings and dividends: positive market-to-market changes increase our equity base and allow us to increase our borrowing capacity while negative changes tend to limit borrowing capacity under our capital investment policy. A very large negative change in the net market value of our mortgage-backed securities might impair our liquidity position, requiring us to sell assets with the likely result of realized losses upon sale. "Unrealized Losses on Available for Sale Securities" was $23.8 million, or 1.68% of the amortized cost of our mortgage-backed securities at September 30, 1999. "Unrealized Losses on Available for Sale Securities" was $2.1 million or 0.14% of the amortized cost of our mortgage-backed securities at September 30, 1998.

         The table below shows our equity capital base as reported and on a historical amortized cost basis at September 30, 1999 and 1998, June 30, 1999, March 31,1999, December 31, 1998 and December 31, 1997. Issuances of common stock, the level of GAAP earnings as compared to dividends declared, and other factors influence our historical cost equity capital base. The GAAP reported equity capital base is influenced by these factors plus changes in the "Net Unrealized Losses on Assets Available for Sale" account.

                                               Stockholders' Equity
                                                                             Historical
                           Historical      Net Unrealized   GAAP Reported  Amortized Cost    GAAP Reported
                         Amortized Cost   Gains on Assets    Equity Base     Equity Per       Equity (Book
                           Equity Base   Available for Sale  (Book Value)       Share       Value) Per Share
                           -----------   ------------------  ------------       -----       ----------------
                                            (dollars in thousands, except per share data)

At September 30, 1999       $136,850         ($23,776)         $113,074        $10.44             $8.63
At September 30, 1998       $132,446          ($2,105)         $130,342        $10.47            $10.30
At June 30, 1999            $133,020         ($19,428)         $113,592        $10.48             $8.95
At March 31, 1999           $133,055          ($1,910)         $131,145        $10.43            $10.28
--------------------------------------------------------------------------------------------------------------
At December 31, 1998        $132,275          ($6,404)         $125,871        $10.46             $9.95
At December 31, 1997        $133,062           $2,024          $135,086        $10.47            $10.62

         Leverage

         Our debt-to-GAAP reported equity ratio at September 30, 1999 and, 1998 was 11.3:1 and 11.1:1, respectively. We generally expect to maintain a ratio of debt-to-equity of between 8:1 and 12:1, although the ratio may vary from this range from time to time based upon various factors, including our management's opinion of the level of risk of our assets and liabilities, our liquidity position, our level of unused borrowing capacity and over-collateralization levels required by lenders when we pledge assets to secure borrowings.

         Our target debt-to-GAAP reported equity ratio is determined under our capital investment policy. Should our actual debt-to-equity ratio increase above the target level due to asset acquisition or market value fluctuations in assets, we will cease to acquire new assets. Our management will, at that time, present a plan to our Board of Directors to bring us back to our target debt-to-equity ratio; in many circumstances, this would be accomplished in time by the monthly reduction of the balance of our mortgage-backed securities through principal repayments.

         Asset/Liability Management and Effect of Changes in Interest Rates

         We continually review our asset/liability management strategy with respect to interest rate risk, mortgage prepayment risk, credit risk and the related issues of capital adequacy and liquidity. We seek attractive risk-adjusted stockholder returns while maintaining a strong balance sheet.

         We seek to manage the extent to which our net income changes as a function of changes in interest rates by matching adjustable-rate assets with variable-rate borrowings. In addition, although we have not done so to date, we may seek to mitigate the potential impact on net income of periodic and lifetime coupon adjustment restrictions in our portfolio of mortgage-backed securities by entering into interest rate agreements such as interest rate caps and interest rate swaps.

         Changes in interest rates may also have an effect on the rate of mortgage principal prepayments and, as a result, prepayments on mortgage-backed securities. We will seek to mitigate the effect of changes in the mortgage principal repayment rate by balancing assets we purchase at a premium with assets we purchase at a discount. To date, the aggregate premium exceeds the aggregate discount on our mortgage-backed securities. As a result, prepayments, which result in the expensing of unamortized premium, will reduce our net income compared to what net income would be absent such prepayments.

Status of Year 2000 Compliance

         We have made an ongoing effort to protect against the year 2000 risk. The year 2000 risk arises because certain computer programs have been written using two digits rather than four to define the applicable years. Consequently, date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations.

         We have engaged a consultant to assist us in protecting against the year 2000 risk. With the assistance of the consultant, we have reviewed the ability of our computers and computer programs to recognize properly and handle dates in the year 2000 and have completed upgrades, as appropriate. In addition, we have reviewed all the date fields embedded in our internally developed spreadsheets, databases and other programs and have determined that these programs are using four-digit years in reference to dates. Therefore, we believe that all of our equipment and internal systems are year 2000 compliant. To date, we have incurred minimal costs to become year 2000 compliant.

         We believe that most of our exposure to year 2000 issues involves the readiness of third parties. Each third party is subject to the year 2000 risk. We have surveyed pertinent third parties for their compliance. As a result of communications with these third parties, we believe that they are spending the appropriate and necessary resources to try to identify year 2000 issues and to resolve them or mitigate their impact to the best of their ability as they are identified.

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

         Other Matters

         The Company calculated its qualified REIT Assets, as defined in the Internal Revenue Code of 1986, as amended (the "Code"), to be 99.5% of its total assets at September 30, 1999 and 1998, as compared to the Code requirement that at least 75% of its total assets must be qualified REIT Assets. The Company also calculates that 99.6% and 96.2% of its revenue qualifies for the 75% source of income test and 100% of its revenue qualifies for the 95% source of income test under the REIT rules for the quarters ended September 30, 1999 and 1998, respectively. The Company also met all REIT requirements regarding the ownership of its Common Stock and the distributions of its net income. Therefore, as of September 30, 1999 and 1998, the Company believes that it qualified as a REIT under the provisions of the Code.

         The Company at all times intends to conduct its business so as not to become regulated as an investment company under the Investment Company Act of 1940. If the Company were to become regulated as an investment company, then the Company's use of leverage would be substantially reduced. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" ("Qualifying Interests"). Under current interpretation of the staff of the Commission, in order to qualify for this exemption, the Company must maintain at least 55% of its assets directly in Qualifying Interests. In addition, unless certain mortgage securitites represent all the certificates issued with respect to an underlying pool of mortgages, such mortgage securities may be treated as securities separate from the underlying mortgage loans and, thus, may not be considered Qualifying Interests for purposes of the 55% requirement. As of September 30, 1999 and 1998, the Company calculates that it is in compliance with this requirement.

ITEM. 3           QUANTITATIVE AND QUALITIATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK
         Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. The primary market risk to which the Company is exposed is interest rate risk$ which is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond the control of the Company. Changes in the general level of interest rates can affect the Company's net interest income, which is the difference between the interest income earned on interest-earning assets and the interest expense incurred in connection with its interest-bearing liabilities, by affecting the spread between the Company's interest-earning assets and interest-bearing liabilities. Changes in the level of interest rates also can affect the value of the Company's Mortgage-Backed Securities and its ability to realize gains from the sale of such assets. The Company may utilize a variety of financial instruments, including interest rate swaps, caps, floors and other interest rate exchange contracts, in order to limit the effects of interest rates on its operations. The use of these types of derivatives to hedge interest-earning assets and/or interest-bearing liabilities carries certain risks, including the risk that losses on a hedge position will reduce the funds available for payments to holders of securities and, indeed, that such losses may exceed the amount invested in such instruments. Currently, the Company has not purchased hedging instruments. The profitability of the Company may be adversely affected during any period as a result of changing interest rates. The following table quantifies the potential changes in net interest income and portfolio value should interest rates go up or down 300 basis points, assuming the yield curves of the rate shocks will be parallel to each other and the current yield curve. All changes in income and value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at September 30, 1999 and various estimates regarding prepayment and all activities are made at each level of rate shock. Actual results could differ significantly from these estimates.

                                    Projected Percentage Change in      Projected Percentage Change in
        Change in Interest Rate           Net Interest Income                   Portfolio Value
-----------------------------------------------------------------------------------------------------------

-200 Basis Points                                 41%                                 2%
-100 Basis Points                                 10%                                 1%
-50 Basis Points                                  3%                                  0%
Base Interest Rate
+50 Basis Points                                 (23%)                               (2%)
+100 Basis Points                                (35%)                               (3%)
+200 Basis Points                                (65%)                               (5%)


ASSET AND LIABILITY MANAGEMENT
         Asset and liability management is concerned with the timing and magnitude of the repricing of assets and liabilities. It is the objective of the Company to attempt to control risks associated with interest rate movements. Methods for evaluating interest rate risk include an analysis of the Company's interest rate sensitivity "gap", which is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities. A gap is considered negative when the amount of interest-rate sensitive liabilities exceeds interest-rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to affect net interest income adversely. Because different types of assets and liabilities with the same or similar maturities may react differently to changes in overall market rates or conditions, changes in interest rates may affect net interest income positively or negatively even if an institution were perfectly matched in each maturity category. The following table sets forth the estimated maturity or repricing of the Company's interest-earning assets and interest-bearing liabilities at September 30, 1999. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except adjustable-rate loans, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature. Mortgage-Backed Securities reflect estimated prepayments, which were estimated based on analyses of broker estimates, the results of a prepayment model utilized by the Company and empirical data. Management believes that these assumptions approximate actual experience and considers them reasonable; however, the interest rate sensitivity of the Company's assets and liabilities in the table could vary substantially if different assumptions were used or actual experience differs from the historical experience on which the assumptions are based.


                                                                          More than 1
                                             Within                        Year to 3     3 Years and
                                            3 Months      4-12 Months        Years           Over           Total
                                     -------------------------------------------------------------------------------
Rate Sensitive Assets:
  Mortgage-Backed Securities               $ 444,467        $ 259,658         $112,536        $585,904    $1,402,565

Rate Sensitive Liabilities:
  Repurchase Agreements                    1,267,375           16,387                                     $1,283,762
                                     -------------------------------------------------------------------------------

Interest rate sensitivity gap            ($   22,908)        $ 243,271        $112,536        $585,904     $ 118,803
                                     -------------------------------------------------------------------------------

Cumulative rate sensitivity gap           ($ 822,908)       ($579,637)      ($467,101)        $118,803
                                     ===============================================================================

Cumulative interest rate
sensitivity gap as a percentage of
total rate-sensitive assets                (59%)             (41%)            (33%)              8%


The Company's analysis of risks is based on management's experience, estimates, models and assumptions. These analysis rely on models which utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or implementation of investment decisions by Management may produce results that differ significantly form the estimates and assumptions used in the company's models and the projected results shown in the above tables and in this report. These analysis contain certain "forward-looking statements" and are subject to the Safe Harbor statement contained in Private Securities Litigation Reform Act of 1995.

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

Dated:   November 12, 1999              By:/s/  Michael A.J. Farrell
                                           -------------------------
                                                Michael A.J. Farrell
                Chairman of the Board and Chief Executive Officer
                       (authorized officer of registrant)

Dated:    November 12, 1999             By:/s/  Kathryn F. Fagan
                                          ---------------------
                                           Kathryn F. Fagan
                                           Chief Financial Officer and Treasurer
                                           (principal accounting officer)