Form 10-K
period 1999-12-31
ANNALY MORTGAGE MANAGEMENT INC
filed 2000-03-30
CIK 1043219

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                   (MARK ONE)

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1999

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM __________ TO ___________

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

Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of Each Exchange
Title of Each Class                                    on Which Registered
-------------------                                    -------------------
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

                               Yes __X__ No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

At March 22, 2000 the aggregate market value of the voting stock held by non-affiliates of the Registrant was $114,944,217

The number of shares of the Registrant's Common Stock outstanding on March 22, 2000 was 13,743,363

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's definitive Proxy Statement dated March 31, 2000, issued in connection with the 2000 Annual Meeting of Stockholders of the Registrant to be held on May 15, 2001 are incorporated by reference into Part III.

ANNALY MORTGAGE MANAGEMENT, INC.
================================================================================

                          1999 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                     PART I

                                                                           PAGE
                                                                           ----
ITEM 1.   BUSINESS                                                            1

ITEM 2.   PROPERTIES                                                         29

ITEM 3.   LEGAL PROCEEDINGS                                                  29

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                29

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY
          AND RELATED SHAREHOLDER MATTERS                                    30

ITEM 6.   SELECTED FINANCIAL DATA                                            31

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS                                          32

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK         44

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                        46

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE                                               46

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                 46

ITEM 11.  EXECUTIVE COMPENSATION                                             46

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT     46

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                     46

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K                                                46

FINANCIAL STATEMENTS                                                        F-1

SIGNATURES                                                                   48

EXHIBIT INDEX                                                                49

PART I

ITEM 1.   BUSINESS

                                   THE COMPANY

     Background

     Annaly Mortgage Management, Inc owns and manages a portfolio of mortgage-backed securities, including mortgage pass-through certificates, collateralized mortgage obligations (or CMOs) and other securities representing interests in or obligations backed by pools of mortgage loans. Our principal business objective is to generate net income for distribution to our stockholders from the spread between the interest income on our mortgage-backed securities and the costs of borrowing to finance our acquisition of mortgage-backed securities. We have elected to be taxed as a real estate investment trust (or REIT) under the Internal Revenue Code. Therefore, substantially all of our assets consist of qualified REIT real estate assets (of the type described in Section 856(c)(6)(B) of the Internal Revenue Code). We commenced operations on February 18, 1997. We are self-advised and self-managed.

     We have financed our purchases of mortgage-backed securities with the net proceeds of equity offerings and borrowings under repurchase agreements whose interest rates adjust based on changes in short-term market interest rates.

     Assets

     Under our capital investment policy, at least 75% of our total assets must be comprised of high-quality mortgage-backed securities and short-term investments. High quality securities means securities (1) that are rated within one of the two highest rating categories by at least one of the nationally recognized rating agencies, (2) that are unrated but are guaranteed by the United States government or an agency of the United States government, or (3) that are unrated but we determine them to be of comparable quality to rated high quality mortgage-backed securities.

     The remainder of our assets, comprising not more than 25% of our total assets, may consist of other qualified REIT real estate assets which are unrated or rated less than high quality but which are at least "investment grade" (rated "BBB" or better by Standard & Poor's Corporation (S&P) or the equivalent by another nationally recognized rating agency) or, if not rated, we determine them to be of comparable credit quality to an investment which is rated "BBB" or better.

     We may acquire mortgage-backed securities backed by single-family residential mortgage loans as well as securities backed by loans on multi-family, commercial or other real estate-related properties. To date, all of the mortgage-backed securities that we have acquired have been backed by single-family residential mortgage loans.

     To date, all of the securities that we have acquired have been agency mortgage-backed securities which, although not rated, carry an implied "AAA" rating. Agency mortgage-backed securities are mortgage-backed securities for which a government agency or federally chartered corporation, such as the Federal Home Loan Mortgage Corporation (or FHLMC), the Federal National Mortgage Association (or FNMA) or the Government National Mortgage Association (or GNMA), guarantees payments of principal or interest on the securities. Agency mortgage-backed securities consist of agency pass-through certificates and CMOs issued or guaranteed by an agency. Pass-through certificates provide for a pass-through of the monthly interest and principal payments made by the borrowers on the underlying mortgage loans. CMOs divide a pool of mortgage loans into multiple tranches with different principal and interest payment characteristics.

     At December 31, 1999, approximately 31% of our mortgage-backed securities were adjustable-rate pass-though certificates, approximately 34% of our mortgage-backed securities were fixed-rate pass-through certificates or CMOs, and approximately 35% of our mortgage-backed securities were CMO floaters. Our adjustable-rate pass-through certificates are backed by adjustable-rate mortgage loans and have coupon rates which adjust over time, subject to interest rate caps and lag periods, in conjunction with changes in short-term interest rates. CMO floaters are tranches of CMOs mortgage-backed securities where the interest rate adjusts in conjunction with changes in short-term interest rates. CMO floaters may be backed by fixed-rate mortgage loans or, less often, by adjustable-rate mortgage loans. In this Form 10-K, except where the context indicates otherwise, we use the term "adjustable-rate securities" or "adjustable-rate mortgage-backed securities" to refer to adjustable-rate pass-through certificates and CMO floaters. At December 31, 1999, the weighted average yield on our portfolio of earning assets was 6.77%, and the weighted average term to next rate adjustment was 11 months.

     We intend to continue to invest in adjustable-rate pass-through certificates, fixed-rate mortgage-backed securities and CMO floaters. Although we have not done so to date, we may also invest on a limited basis in mortgage derivative securities representing the right to receive interest only or a disproportionately large amount of interest. We have not and will not invest in real estate mortgage investment conduit (or REMIC) residuals, other CMO residuals or any mortgage-backed securities, such as inverse floaters, which have imbedded leverage as part of their structural characteristics.

     Borrowings

     We attempt to structure our borrowings to have interest rate adjustment indices and interest rate adjustment periods that, on an aggregate basis, correspond generally to the interest rate adjustment indices and periods of our adjustable-rate mortgage-backed securities. However, periodic rate adjustments on our borrowings are generally more frequent than rate adjustments on our mortgage-backed securities. At December 31, 1999, the weighted average cost of funds for all of our borrowings was 5.26%, the weighted average original term to next rate adjustment of these borrowings was 72 days, and the weighted average term to next rate adjustment of these borrowings was 20 days.

     We generally expect to maintain a ratio of debt-to-equity of between 8:1 and 12:1, although the ratio may vary from time to time depending upon market conditions and other factors that our management deems relevant. For purposes of calculating this ratio, our equity is equal to the value of our investment portfolio on a mark-to-market basis, less the book value of our obligations under repurchase agreements and other collateralized borrowings. At December 31, 1999, our ratio of debt-to-equity was 12.9:1.

     Hedging

     To the extent consistent with our election to qualify as a REIT, we may enter into hedging transactions to attempt to protect our mortgage-backed securities and related borrowings against the effects of major interest rate changes. This hedging would be used to mitigate declines in the market value of our mortgage-backed securities during periods of increasing or decreasing interest rates and to limit or cap the rates on our borrowings. These transactions would be entered into solely for the purpose of hedging interest rate or prepayment risk and not for speculative purposes. To date, we have not entered into any hedging transactions.

     Compliance With REIT and Investment Company Requirements

We constantly monitor our mortgage-backed securities and the income from these securities and, to the extent we enter into hedging transactions in the future, will monitor income from our hedging transactions as well, so as to ensure at all times that we maintain our qualification as a REIT and our exempt status under the Investment Company Act.

     Management

     Our executive officers are:

     o    Michael A.J. Farrell, Chairman of the Board and Chief Executive
          Officer

     o    Timothy J. Guba, President and Chief Operating Officer

     o Wellington J. St. Claire, Vice Chairman of the Board and Chief Investment Officer

     o    Kathryn F. Fagan, Chief Financial Officer and Treasurer

     Messrs. Farrell and Guba and Ms. St. Claire have an average of 17 years experience in the investment banking and investment management industries where, in various capacities, they have each managed portfolios of mortgage-backed securities, arranged collateralized borrowings and utilized hedging techniques to mitigate interest rate and other risk within fixed-income portfolios. Ms. Fagan is a certified public accountant and, prior to becoming our Chief Financial Officer and Treasurer, served as Chief Financial Officer and Controller of a publicly owned savings and loan association. Since 1994, Messrs. Farrell and Guba and Ms. St. Claire have managed Fixed Income Discount Advisory Company (or FIDAC), a registered investment advisor which, at December 31, 1999, managed, assisted in managing or supervised approximately $1.4 billion in gross assets for a wide array of clients, of which, at that date, approximately $450 million was managed on a discretionary basis.

     Management's duties on behalf of FIDAC's clients may create conflicts of interest if members of management are presented with corporate opportunities that may benefit both us and clients for which FIDAC acts as investment advisor. In the event that an investment opportunity arises, the investment will be allocated to another entity or us by determining the entity or account for which the investment is most suitable. In making this determination, our management will consider the investment strategy and guidelines of each entity or account with respect to acquisition of assets, leverage, liquidity and other factors which management determines appropriate.

     Distributions

     To maintain our qualification as a REIT, we must distribute substantially all of our taxable income to our stockholders for each year. We have done this in the past and intend to continue to do so in the future. We also have declared and paid regular quarterly dividends in the past and intend to do so in the future. We have adopted a dividend reinvestment plan to enable holders of common stock to reinvest dividends automatically in additional shares of common stock.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements contained herein are not, and certain statements contained in our future filings with the Securities and Exchange Commission (the "SEC" or the "Commission"), in our press releases or in our other public or shareholder communications may not be, based on historical facts and are "Forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements which are based on various assumptions, (some of which are beyond our control) may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as "may," "will," "believe," "expect," "anticipate," "continue," or similar terms or variations on those terms, or the negative of those terms. Actual results could differ materially from those set forth in forward-looking statements due to a variety of factors, including, but not limited to, changes in interest rates, changes in yield curve, changes in prepayment rates, the availability of mortgage-backed securities for purchase, the availability of financing and, if available, the terms of any financing. For a discussion of the risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, see "Risk Factors." We do not undertake, and specifically disclaim any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

                                BUSINESS STRATEGY

General

     Our principal business objective is to generate income for distribution to our stockholders, primarily from the net cash flows on our mortgage-backed securities. Our net cash flows result primarily from the difference between the interest income on our mortgage-backed security investments and our borrowing costs on our mortgage-backed securities. To achieve our business objective and generate dividend yields, our strategy is:

     o to purchase mortgage-backed securities, the majority of which we expect to have adjustable interest rates based on changes in short-term market interest rates;

     o    to acquire mortgage-backed securities that we believe:

          -    we have the necessary expertise to evaluate and manage;

          -    we can readily finance;

          - are consistent with our balance sheet guidelines and risk management objectives; and

          -    provide attractive investment returns in a range of scenarios;

     o to finance purchases of mortgage-backed securities with the proceeds of equity offerings and, to the extent permitted by our capital investment policy, to utilize leverage to increase potential returns to stockholders through borrowings (primarily under repurchase agreements);

     o to attempt to structure our borrowings to have interest rate adjustment indices and interest rate adjustment periods that, on an aggregate basis, generally correspond to the interest rate adjustment indices and interest rate adjustment periods of our adjustable-rate mortgage-backed securities;

     o to seek to minimize prepayment risk by structuring a diversified portfolio with a variety of prepayment characteristics and through other means; and

     o to issue new equity or debt and increase the size of our balance sheet when opportunities in the market for mortgage-backed securities are likely to allow growth in earnings per share.

     We believe we are able to obtain cost efficiencies through our facilities-sharing arrangement with FIDAC and by virtue of our management's experience in managing portfolios of mortgage-backed securities and arranging collateralized borrowings. We will strive to become even more cost-efficient over time by:

     o seeking to raise additional capital from time to time in order to increase our ability to invest in mortgage-backed securities;

     o striving to lower our effective borrowing costs over time by seeking direct funding with collateralized lenders, rather than using financial intermediaries, and investigating the possibility of using commercial paper and medium term note programs;

     o improving the efficiency of our balance sheet structure by investigating the issuance of uncollateralized subordinated debt, preferred stock and other forms of capital; and

     o utilizing information technology to the fullest extent possible in our business, including to improve our ability to monitor the performance of our mortgage-backed securities and to lower our operating costs.

Mortgage-Backed Securities

     General

     To date, all of the mortgage-backed securities that we have acquired have been agency mortgage-backed securities which, although not rated, carry an implied "AAA" rating. Agency mortgage-backed securities are mortgage-backed securities where a government agency or federally chartered corporation, such as FHLMC, FNMA or GNMA, guarantees payments of principal or interest on the securities. Agency mortgage-backed securities consist of agency pass-through certificates and CMOs issued or guaranteed by an agency.

     Even though we have only acquired securities with an implied "AAA" rating so far, under our capital investment policy we have the ability to acquire securities of lower quality. Under our policy, at least 75% of our total assets must be high quality mortgage-backed securities and short-term investments. High quality securities means securities (1) that are rated within one of the two highest rating categories by at least one of the nationally recognized rating agencies, (2) that are unrated but are guaranteed by the United States government or an agency of the United States government, or (3) that are unrated or whose ratings have not been updated but that our management determines are of comparable quality to rated high quality mortgage-backed securities.

     Under our capital investment policy, the remainder of our assets, comprising not more than 25% of total assets, may consist of mortgage-backed securities and other qualified REIT real estate assets which are unrated or rated less than high quality, but which are at least "investment grade" (rated "BBB" or better by S&P or the equivalent by another nationally recognized rating organization) or, if not rated, we determine them to be of comparable credit quality to an investment which is rated "BBB" or better. We intend to structure our portfolio to maintain a minimum weighted average rating (including our deemed comparable ratings for unrated mortgage-backed securities) of our mortgage-backed securities of at least single "A" under the S&P rating system and at the comparable level under the other rating systems.

     Our allocation of investments among the permitted investment types may vary from time-to-time based on the evaluation by our Board of Directors of economic and market trends and our perception of the relative values available from these types of investments, except that in no event will our investments that are not high quality exceed 25% of our total assets.

     We acquire only those mortgage-backed securities that we believe we have the necessary expertise to evaluate and manage, that are consistent with our balance sheet guidelines and risk management objectives and that we believe we can readily finance. Since we generally hold the mortgage-backed securities we acquire until maturity, we generally do not seek to acquire assets whose investment returns are attractive in only a limited range of scenarios. We believe that future interest rates and mortgage prepayment rates are very difficult to predict. Therefore, we seek to acquire mortgage-backed securities which we believe will provide acceptable returns over a broad range of interest rate and prepayment scenarios.

     Our mortgage-backed securities consist of pass-through certificates and collateralized mortgage obligations (or CMOs) issued or guaranteed by FHLMC, FNMA or GNMA. We have not and will not invest in REMIC residuals, other CMO residuals or mortgage-backed securities, such as inverse floaters, which have imbedded leverage as part of their structural characteristics.

     Description of Mortgage-Backed Securities

     The mortgage-backed securities that we acquire provide funds for mortgage loans made primarily to residential homeowners. Our securities generally represent interests in pools of mortgage loans made by savings and loan institutions, mortgage bankers, commercial banks and other mortgage lenders. These pools of mortgage loans are assembled for sale to investors (like us) by various government, government-related and private organizations.

     Mortgage-backed securities differ from other forms of traditional debt securities, which normally provide for periodic payments of interest in fixed amounts with principal payments at maturity or on specified call dates. Instead, mortgage-backed securities provide for a monthly payment, which consists of both interest and principal. In effect, these payments are a "pass-through" of the monthly interest and principal payments made by the individual borrower on the mortgage loans, net of any fees paid to the issuer or guarantor of the securities. Additional payments result from prepayments of principal upon the sale, refinancing or foreclosure of the underlying residential property, net of fees or costs which may be incurred. Some mortgage-backed securities, such as securities issued by GNMA, are described as

"modified pass-through." These securities entitle the holder to receive all interest and principal payments owed on the mortgage pool, net of certain fees, regardless of whether or not the mortgagors actually make mortgage payments when due.

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

     The occurrence of mortgage prepayments is affected by various factors including the level of interest rates, general economic conditions, the age of the mortgage loan, the location of the property and other social and demographic conditions. Generally prepayments on mortgage-backed securities increase during periods of falling mortgage interest rates and decrease during periods of rising mortgage interest rates. We may reinvest prepayments at higher or lower interest rates than the original investment, thus affecting the yield of our investments.

     To the extent mortgage-backed securities are purchased at a premium, faster than expected prepayments would result in a faster than expected amortization of the premium paid. Conversely, if these securities were purchased at a discount, faster than expected prepayments would accelerate our recognition of income.

     CMOs may allow for shifting of prepayment risk from slower-paying tranches to faster-paying tranches. This is in contrast to mortgage pass-through certificates where all investors share equally in all payments, including all prepayments, on the underlying mortgages.

     FHLMC Certificates

     FHLMC is a privately-owned government-sponsored enterprise created pursuant to an Act of Congress on July 24, 1970. The principal activity of FHLMC currently consists of the purchase of mortgage loans or participation interests in these loans and the resale of the loans and participations in the form of guaranteed mortgage-backed securities. FHLMC guarantees to each holder of FHLMC certificates the timely payment of interest at the applicable pass-through rate and ultimate collection of all principal on the holder's pro rata share of the unpaid principal balance of the related mortgage loans, but does not guarantee the timely payment of scheduled principal of the underlying mortgage loans. The obligations of FHLMC under our guarantees are solely those of FHLMC and are not backed by the full faith and credit of the United States. If FHLMC were unable to satisfy these obligations, distributions to holders of FHLMC certificates would consist solely of payments and other recoveries on the underlying Mortgage Loans and, accordingly, monthly distributions to holders of FHLMC certificates would be affected by delinquent payments and defaults on such Mortgage Loans.

     FHLMC certificates may be backed by pools of single-family mortgage loans or multi-family mortgage loans. These underlying mortgage loans may have original terms to maturity of up to 40 years. FHLMC certificates may be issued under cash programs (composed of mortgage loans purchased from a number of sellers) or guarantor programs (composed of mortgage loans purchased from one seller in exchange for participation certificates representing interests in the mortgage loans purchased).

     FHLMC certificates may pay interest at a fixed rate or an adjustable rate. The interest rate paid on adjustable-rate FHLMC certificates (or FHLMC ARMs) adjusts periodically within 60 days prior to the month in which the interest rates on the underlying mortgage loans adjust. The interest rates paid on certificates issued under FHLMC's standard ARM programs adjust in relation to the Treasury index. Other specified indices used in FHLMC ARM programs include the 11th District Cost of Funds Index published by the Federal Home Loan Bank of San Francisco, LIBOR and other indices. Interest rates paid on fully-indexed FHLMC ARM certificates equal the applicable index rate plus a specified number of basis points. The majority of series of FHLMC ARM certificates issued to date have evidenced pools of mortgage loans with monthly, semi-annual or annual interest adjustments. Adjustments in the interest rates paid are generally limited to an annual increase or decrease of either 100 or 200 basis points and to a lifetime cap of 500 or 600 basis points over the initial interest rate. Certain FHLMC programs include mortgage loans which allow the borrower to convert the adjustable mortgage interest rate to a fixed rate. Adjustable-rate mortgages which are converted into fixed-rate mortgage loans are repurchased by FHLMC or by the seller of the loan to FHLMC at the unpaid principal balance of the loan plus accrued interest to the due date of the last adjustable rate interest payment.

     FNMA Certificates

     FNMA is a privately-owned, federally-chartered corporation organized and existing under the Federal National Mortgage Association Charter Act. FNMA provides funds to the mortgage market primarily by purchasing home mortgage loans from local lenders, thereby replenishing their funds for additional lending. FNMA guarantees to the registered holder of a FNMA certificate that it will distribute amounts representing scheduled principal and interest on the mortgage loans in the pool underlying the FNMA certificate, whether or not received, and the full principal amount of any such mortgage loan foreclosed or otherwise finally liquidated, whether or not the principal amount is actually received. The obligations of FNMA under its guarantees are solely those of FNMA and are not backed by the full faith and credit of the United States. If FNMA were unable to satisfy its obligations, distributions to holders of FNMA certificates would consist solely of payments and other recoveries on the underlying mortgage loans and, accordingly, monthly distributions to holders of FNMA certificates would be affected by delinquent payments and defaults on these mortgage loans.

     FNMA certificates may be backed by pools of single-family or multi-family mortgage loans. The original terms to maturities of the mortgage loans generally do not exceed 40 years. FNMA certificates may pay interest at a fixed rate or an adjustable rate. Each series of FNMA ARM certificates bears an initial interest rate and margin tied to an index based on all loans in the related pool, less a fixed percentage representing servicing compensation and FNMA's guarantee fee. The specified index used in different series has included the Treasury Index, the 11th District Cost of Funds Index published by the Federal Home Loan Bank of San Francisco, LIBOR and other indices. Interest rates paid on fully-indexed FNMA ARM certificates equal the applicable index rate plus a specified number of basis points. The majority of series of FNMA ARM certificates issued to date have evidenced pools of mortgage loans with monthly, semi-annual or annual interest rate adjustments. Adjustments in the interest rates paid are generally limited to an annual increase or decrease of either 100 or 200 basis points and to a lifetime cap of 500 or 600 basis points over the initial interest rate. Certain FNMA programs include mortgage loans which allow the borrower to convert the adjustable mortgage interest rate of the ARM to a fixed rate. Adjustable-rate mortgages which are converted into fixed-rate mortgage loans are repurchased by FNMA or by the seller of the loans to FNMA at the unpaid principal of the loan plus accrued interest to the due date of the last adjustable rate interest payment. Adjustments to the interest rates on FNMA ARM certificates are typically subject to lifetime caps and periodic rate or payment caps.

     GNMA Certificates

     GNMA is a wholly owned corporate instrumentality of the United States within the Department of Housing and Urban Development (or HUD). The National Housing Act of 1934 authorizes GNMA to guarantee the timely payment of the principal of and interest on certificates which represent an interest in a pool of mortgages insured by the Federal Housing Administration (or FHA) or partially guaranteed by the Department of Veterans Affairs and other loans eligible for inclusion in mortgage pools underlying GNMA certificates. Section 306(g) of the Housing Act provides that the full faith and credit of the United States is pledged to the payment of all amounts which may be required to be paid under any guaranty by GNMA.

     At present, most GNMA certificates are backed by single-family mortgage loans. The interest rate paid on GNMA certificates may be a fixed rate or an adjustable rate. The interest rate on GNMA certificates issued under GNMA's standard ARM program adjusts annually in relation to the Treasury index. Adjustments in the interest rate are generally limited to an annual increase or decrease of 100 basis points and to a lifetime cap of 500 basis points over the initial coupon rate.

     Single-Family and Multi-Family Privately-Issued Certificates

     Single-family and multi-family privately-issued certificates are pass-through certificates that are not issued by one of the agencies and that are backed by a pool of conventional single-family or multi-family mortgage loans. These certificates are issued by originators of, investors in, and other owners of mortgage loans, including savings and loan associations, savings banks, commercial banks, mortgage banks, investment banks and special purpose "conduit" subsidiaries of these institutions.

     While agency pass-through certificates are backed by the express obligation or guarantee of one of the agencies, as described above, privately-issued certificates are generally covered by one or more forms of private (i.e., non-governmental) credit enhancements. These credit enhancements provide an extra layer of loss coverage in the event that losses are incurred upon foreclosure sales or other liquidations of underlying mortgaged properties in amounts that exceed the equity holder's equity interest in the property. Forms of credit enhancements include limited issuer guarantees, reserve funds, private mortgage guaranty pool insurance, over-collateralization and subordination.

     Subordination is a form of credit enhancement frequently used and involves the issuance of classes of senior and subordinated mortgage-backed securities. These classes are structured into a hierarchy to allocate losses on the underlying mortgage loans and also for defining priority of rights to payment of principal and interest. Typically, one or more classes of senior securities are created which are rated in one of the two highest rating levels by one or more nationally recognized rating agencies and which are supported by one or more classes of mezzanine securities and subordinated securities that bear losses on the underlying loans prior to the classes of senior securities. Mezzanine securities, as used in this prospectus, refers to classes that are rated below the two highest levels but no lower than a single "B" level under the S&P rating system (or comparable level under other rating systems) and are supported by one or more classes of subordinated securities which bear realized losses prior to the classes of mezzanine securities. Subordinated securities, as used in this prospectus, refers to any class that bears the "first loss" from losses from underlying mortgage loans or that is rated below a single "B" level (or, if unrated, we deem it to be below that level). In some cases, only classes of senior securities and subordinated securities are issued. By adjusting the priority of interest and principal payments on each class of a given series of senior-subordinated mortgage-backed securities, issuers are able to create classes of mortgage-backed securities with varying degrees of credit exposure, prepayment exposure and potential total return, tailored to meet the needs of sophisticated institutional investors.

     Collateralized Mortgage Obligations and Multi-Class Pass-Through Securities

     We may also invest in collateralized mortgage obligations (or CMOs) and multi-class pass-through securities. CMOs are debt obligations issued by special purpose entities that are secured by mortgage-backed certificates, including, in many cases, certificates issued by government and government-related guarantors, including, GNMA, FNMA and FHLMC, together with certain funds and other collateral. Multi-class pass-through securities are equity interests in a trust composed of mortgage loans or other mortgage-backed securities. Payments of principal and interest on underlying collateral provide the funds to pay debt service on the CMO or make scheduled distributions on the multi-class pass-through securities. CMOs and multi-class pass-through securities may be issued by agencies or instrumentalities of the U.S. Government or by private organizations. The discussion of CMOs in the following paragraphs is similarly applicable to multi-class pass-through securities.

     In a CMO, a series of bonds or certificates is issued in multiple classes. Each class of CMOs, often referred to as a "tranche," is issued at a specific coupon rate (which, as discussed below, may be an adjustable rate subject to a cap) and has a stated maturity or final distribution date. Principal prepayments on collateral underlying a CMO may cause it to be retired substantially earlier than the stated maturity or final distribution date. Interest is paid or accrues on all classes of a CMO on a monthly, quarterly or semi-annual basis. The principal and interest on underlying mortgages may be allocated among the several classes of a series of a CMO in many ways. In a common structure, payments of principal, including any principal prepayments, on the underlying mortgages are applied to the classes of the series of a CMO in the order of their respective stated maturities or final distribution dates, so that no payment of principal will be made on any class of a CMO until all other classes having an earlier stated maturity or final distribution date have been paid in full.

     Other types of CMO issues include classes such as parallel pay CMOs, some of which, such as planned amortization class CMOs (or PAC bonds), provide protection against prepayment uncertainty. Parallel pay CMOs are structured to provide payments of principal on certain payment dates to more than one class. These simultaneous payments are taken into account in calculating the stated maturity date or final distribution date of each class which, as with other CMO structures, must be retired by its stated maturity date or final distribution date but may be retired earlier. PAC bonds generally require payment of a specified amount of principal on each payment date so long as prepayment speeds on the underlying collateral fall within a specified range. PAC bonds are always parallel pay CMOs with the required principal payment on the securities having the highest priority after interest has been paid to all classes.

     Other types of CMO issues include targeted amortization class CMOs (or TAC bonds), which are similar to PAC bonds. While PAC bonds maintain their amortization schedule within a specified range of prepayment speeds, TAC bonds are generally targeted to a narrow range of prepayment speeds or a specified prepayment speed. TAC bonds can provide protection against prepayment uncertainty since cash flows generated from higher prepayments of the underlying mortgage-related assets are applied to the various other pass-through tranches so as to allow the TAC bonds to maintain their amortization schedule.

     A CMO may be subject to the issuer's right to redeem the CMO prior to its stated maturity date, which may have the effect of diminishing the anticipated return on our investment. Privately-issued CMOs are supported by private credit enhancements similar to those used for privately-issued certificates and are often issued as senior-subordinated mortgage-backed securities. We will only acquire CMOs or multi-class pass-through certificates that constitute debt obligations or beneficial ownership in grantor trusts holding mortgage loans, or regular interests in REMICs, or that otherwise constitute qualified REIT real estate assets under the Internal Revenue Code (provided that we have obtained a favorable opinion of our tax advisor or a ruling from the IRS to that effect).

     Adjustable-Rate Mortgage Pass-Through Certificates and Floating Rate Mortgage-Backed Securities (or "Floaters")

     Most of the mortgage pass-through certificates we acquire are adjustable-rate mortgage pass-through certificates. This means that their interest rates may vary over time based upon changes in an objective index, such as:

     o LIBOR or the London Interbank Offered Rate. The interest rate that banks in London offer for deposits in London of U.S. dollars.

     o Treasury Index. A monthly or weekly average yield of benchmark U.S. Treasury securities, as published by the Federal Reserve Board.

     o CD Rate. The weekly average of secondary market interest rates on six-month negotiable certificates of deposit, as published by the Federal Reserve Board.

These indices generally reflect short-term interest rates. The underlying mortgages for adjustable-rate mortgage pass-through certificates are adjustable-rate mortgage loans (or ARMs).

     We also acquire "floating rate CMOs" or "floaters." One or more tranches of a CMO may have coupon rates that reset periodically at a specified increment over an index such as LIBOR. These adjustable-rate tranches are sometime known as "floating-rate CMOs" or "floaters" and may be backed by fixed or adjustable-rate mortgages. To date, fixed-rate mortgages have been more commonly utilized for this purpose.

     Adjustable-rate mortgage pass-through certificates and floating-rate CMOs are typically issued with lifetime caps on the coupon rate. These caps, similar to the caps on ARMs, represent a ceiling beyond which the coupon rate on an adjustable-rate mortgage pass-through certificate or a floating-rate CMO may not increase regardless of increases in the interest rate index on which the adjustable-rate mortgage pass-through certificate or floating-rate CMO is based.

     There are two main categories of indices for adjustable-rate mortgage pass-through certificates and floaters: (1) those based on U.S. Treasury securities, and (2) those derived from calculated measures such as a cost of funds index or a moving average of mortgage rates. Commonly utilized indices include the one-year Treasury note rate, the three-month Treasury bill rate, the six-month Treasury bill rate, rates on long-term Treasury securities, the 11th District Federal Home Loan Bank Costs of Funds Index, the National Median Cost of Funds Index, one-month or three-month LIBOR, the prime rate of a specific bank, or commercial paper rates. Some indices, such as the one-year Treasury rate, closely mirror changes in market interest rate levels. Others, such as the 11th District Home Loan Bank Cost of Funds Index, tend to lag changes in market interest rate levels. We seek to diversify our investments in adjustable-rate mortgage pass-through certificates and floaters among a variety of indices and reset periods so that we are not at any one time unduly exposed to the risk of interest rate fluctuations. In selecting adjustable-rate mortgage pass-through certificates and floaters for investment, we will also consider the liquidity of the market for the different mortgage-backed securities.

     We believe that adjustable-rate mortgage pass-through certificates and floaters are particularly well-suited to our investment objective of high current income, consistent with modest volatility of net asset value, because the value of adjustable-rate mortgage pass-through certificates and floaters generally remains relatively stable as compared to traditional fixed-rate debt securities paying comparable rates of interest. While the value of adjustable-rate mortgage pass-through certificates and floaters, like other debt securities, generally varies inversely with changes in market interest rates (increasing in value during periods of declining interest rates and decreasing in value during periods of increasing interest rates), the value of adjustable-rate mortgage pass-through certificates and floaters should generally be more resistant to price swings than other debt securities because the interest rates on these securities move with market interest rates.

     Accordingly, as interest rates change, the value of our shares should be more stable than that of funds which invest primarily in securities backed by fixed-rate mortgages or in other non-mortgage-backed debt securities, which do not provide for adjustment in the interest rates in response to changes in interest rates.

     Adjustable-rate mortgage pass-through certificates and floaters typically have caps, which limit the maximum amount by which the interest rate may be increased or decreased at periodic intervals or over the life of the floater. To the extent that interest rates rise faster than the allowable caps on the adjustable-rate mortgage pass-through certificates and floaters, these securities will behave more like fixed-rate securities. Consequently, interest rate increases in excess of caps can be expected to cause these securities to behave more like traditional debt securities than adjustable-rate securities and, accordingly, to decline in value to a greater extent than would be the case in the absence of these caps.

     Adjustable-rate mortgage pass-through certificates and floaters, like other mortgage-backed securities, differ from conventional bonds in that principal is to be paid back over the life of the security rather than at maturity. As a result, we receive monthly scheduled payments of principal and interest on these securities and may receive unscheduled principal payments representing prepayments on the underlying mortgages. When we reinvest the payments and any unscheduled prepayments we receive, we may receive a rate of interest on the reinvestment which is lower than the rate on the existing security. For this reason, adjustable-rate mortgage pass-through certificates and floaters are less effective than longer-term debt securities as a means of "locking in" longer-term interest rates. Accordingly, adjustable-rate mortgage pass-through certificates and floaters, while generally having less risk of price decline during periods of rapidly rising rates than fixed-rate mortgage-backed securities of comparable maturities, have less potential for capital appreciation than fixed-rate securities during periods of declining interest rates.

     As in the case of fixed-rate mortgage-backed securities, to the extent these securities are purchased at a premium, faster than expected prepayments would result in a faster than expected amortization of the premium paid. Conversely, if these securities were purchased at a discount, faster than expected prepayments would accelerate our recognition of income.

     As in the case of fixed-rate CMOs, floating-rate CMOs may allow for shifting of prepayment risk from slower-paying tranches to faster-paying tranches. This is in contrast to mortgage pass-through certificates where all investors share equally in all payments, including all prepayments, on the underlying mortgages.

     Other Floating Rate Instruments

     We may also invest in structured floating-rate notes issued or guaranteed by government agencies, such as FNMA and FHLMC. These instruments are typically structured to reflect an interest rate arbitrage (i.e., the difference between the agency's cost of funds and the income stream from specified assets of the agency) and their reset formulas may provide more attractive returns than other floating rate instruments. The indices used to determine resets are the same as those described above.

     Mortgage Loans

     We may from time to time invest a small percentage of our assets directly in single-family, multi-family or commercial mortgage loans. We expect that the majority of these mortgage loans would be ARMs. The interest rate on an ARM is typically tied to an index (such as LIBOR or the interest rate on Treasury bills), and is adjustable periodically at specified intervals. These mortgage loans are typically subject to lifetime interest rate caps and periodic interest rate or payment caps. The acquisition of mortgage loans generally involves credit risk. We may obtain credit enhancement to mitigate this risk; however, there can be no assurances that we will able to obtain credit enhancement or that credit enhancement would mitigate the credit risk of the underlying mortgage loans.

Capital Investment Policy

     Asset Acquisitions

     Our capital investment policy provides that at least 75% of our total assets will be comprised of high quality mortgage-backed securities and short-term investments. The remainder of our assets (comprising not more than 25% of total assets), may consist of mortgage-backed securities and other qualified REIT real estate assets which are unrated or rated less than high quality but which are at least "investment grade" (rated "BBB" or better) or, if not rated, are determined by us to be of comparable credit quality to an investment which is rated "BBB" or better.

     Our capital investment policy requires that we structure our portfolio to maintain a minimum weighted average rating (including our deemed comparable ratings for unrated mortgage-backed securities) of our mortgage-backed securities of at least single "A" under the S&P rating system and at the comparable level under the other rating systems. To date, all of the mortgage-backed securities we have acquired have been pass-through certificates or CMOs issued or guaranteed by FHLMC, FNMA or GNMA which, although not rated, have an implied "AAA" rating.

     We intend to acquire only those mortgage-backed securities which we believe we have the necessary expertise to evaluate and manage, which we can readily finance and which are consistent with our balance sheet guidelines and risk management objectives. Since we expect to hold our mortgage-backed securities until maturity, we generally do not seek to acquire assets whose investment returns are only attractive in a limited range of scenarios. We believe that future interest rates and mortgage prepayment rates are very difficult to predict and, as a result, we seek to acquire mortgage-backed securities which we believe provide acceptable returns over a broad range of interest rate and prepayment scenarios.

     Among the asset choices available to us, our policy is to acquire those mortgage-backed securities which we believe generate the highest returns on capital invested, after considering,

     o    the amount and nature of anticipated cash flows from the asset,

     o    our ability to pledge the asset to secure collateralized borrowings,

     o The increase in our capital requirement determined by our capital investment policy resulting from the purchase and financing of the asset, and

     o    the costs of financing, hedging, managing and reserving for the asset.

Prior to acquisition, we assess potential returns on capital employed over the life of the asset and in a variety of interest rate, yield spread, financing cost, credit loss and prepayment scenarios.

     We also give consideration to balance sheet management and risk diversification issues. We deem a specific asset which we are evaluating for potential acquisition as more or less valuable to the extent it serves to increase or decrease certain interest rate or prepayment risks which may exist in the balance sheet, to diversify or concentrate credit risk, and to meet the cash flow and liquidity objectives our management may establish for our balance sheet from time to time. Accordingly, an important part of the asset evaluation process is a simulation, using our risk management model, of the addition of a potential asset and our associated borrowings and hedges to the balance sheet and an assessment of the impact this potential asset acquisition would have on the risks in and returns generated by our balance sheet as a whole over a variety of scenarios.

     We focus primarily on the acquisition of adjustable-rate mortgage-backed securities, including floaters. We have, however, purchased a significant amount of fixed-rate mortgage-backed securities and may continue to do so in the future if, in our view, the potential returns on capital invested, after hedging and all other costs, would exceed the returns available from other assets or if the purchase of these assets would serve to reduce or diversify the risks of our balance sheet.

     Although we have not yet done so, we may purchase the stock of mortgage REITs or similar companies when we believe that these purchases would yield attractive returns on capital employed. When the stock market valuations of these companies are low in relation to the market value of their assets, these stock purchases can be a way for us to acquire an interest in a pool of mortgage-backed securities at an attractive price. We do not, however, presently intend to invest in the securities of other issuers for the purpose of exercising control or to underwrite securities of other issuers.

     We may acquire newly-issued mortgage-backed securities, and also will seek to expand our capital base in order to further increase our ability to acquire new assets, when the potential returns from new investments appears attractive relative to the return expectations of stockholders. We may in the future acquire mortgage-backed securities by offering our debt or equity securities in exchange for the mortgage-backed securities.

     We generally intend to hold mortgage-backed securities for extended periods. In addition, the REIT provisions of the Internal Revenue Code limit in certain respects our ability to sell mortgage-backed securities. We may decide to sell assets from time to time, however, for a number of reasons including to dispose of an asset as to which credit risk concerns have arisen, to reduce interest rate risk, to substitute one type of mortgage-backed security for another, to improve yield or to maintain compliance with the 55% requirement under the Investment Company Act, and generally to re-structure the balance sheet when we deem advisable. Our Board of Directors has not adopted any policy that would restrict management's authority to determine the timing of sales or the selection of mortgage-backed securities to be sold.

     We do not invest in principal-only interests in mortgage-backed securities, residual interests, accrual bonds, inverse-floaters, two-tiered index bonds, cash flow bonds, mortgage-backed securities with imbedded leverage or mortgage-backed securities that would be deemed unacceptable for collateralized borrowings, excluding shares in mortgage REITs.

     As a requirement for maintaining REIT status, we will distribute to stockholders aggregate dividends equaling at least 95% of our taxable income (excluding capital gains) for the taxable year ending December 31, 2000, and at least 90% of our taxable income (excluding capital gains) for subsequent taxable years. We will make additional distributions of capital when the return expectations of the stockholders appear to exceed returns potentially available to us through making new investments in mortgage-backed securities. Subject to the limitations of applicable securities and state corporation laws, we can distribute capital by making purchases of our own capital stock or through paying down or repurchasing any outstanding uncollateralized debt obligations.

     Our asset acquisition strategy may change over time as market conditions change and as we evolve.

     Credit Risk Management

     We have not taken on credit risk to date, but may do so in the future. In that event, we will review credit risk and other risk of loss associated with each investment and determine the appropriate allocation of capital to apply to the investment under our capital investment policy. Our Board of Directors will monitor the overall portfolio risk and determine appropriate levels of provision for loss.

     Capital and Leverage

     We expect generally to maintain a debt-to-equity ration of between 8:1 and 12:1, although the ratio may vary from time to time depending upon market conditions and other factors our management deems relevant, including the composition of our balance sheet, haircut levels required by lenders, the market value of our mortgage-backed securities in our portfolio and "excess capital cushion" percentages (as described below) set by our board of directors from time to time. For purposes of calculating this ratio, our equity (or capital base) is equal to the value of our investment portfolio on a mark-to-market basis less the book value of our obligations under repurchase agreements and other collateralized borrowings. At December 31, 1999, our ratio of debt-to-equity was 12.9:1.

     Our goal is to strike a balance between the under-utilization of leverage, which reduces potential returns to stockholders, and the over-utilization of leverage, which could reduce our ability to meet our obligations during adverse market conditions. Our capital investment policy limits our ability to acquire additional assets during times when our debt-to-equity ratio exceeds 12:1. Our capital base represents the approximate liquidation value of our investments and approximates the market value of assets that we can pledge or sell to meet over-collateralization requirements for our borrowings. The unpledged portion of our capital base is available for us to pledge or sell as necessary to maintain over-collateralization levels for our borrowings.

     We are prohibited from acquiring additional assets during periods when our capital base is less than the minimum amount required under our capital investment policy, except as may be necessary to maintain REIT status or our exemption from the Investment Company Act. In addition, when our capital base falls below our risk-managed capital requirement, our management is required to submit to our board a plan for bringing our capital base into compliance with our capital investment policy guidelines. We anticipate that in most circumstances we can achieve this goal without overt management action through the natural process of mortgage principal repayments. We anticipate that our capital base is likely to exceed our risk-managed capital requirement during periods following new equity offerings and during periods of falling interest rates and that our capital base could fall below the risk-managed capital requirement during periods of rising interest rates.

     The first component of our capital requirements is the current aggregate over-collateralization amount or "haircut" the lenders require us to hold as capital. The haircut for each mortgage-backed security is determined by our lenders based on the risk characteristics and liquidity of the asset. Haircut levels on individual borrowings generally range from 3% for certain FHLMC, FNMA or GNMA mortgage-backed securities to 20% for certain privately-issued mortgage-backed securities. At December 31, 1999, the weighted average haircut level on our securities was 3.4%. Should the market value of our pledged assets decline, we will be required to deliver additional collateral to our lenders to maintain a constant over-collateralization level on our borrowings.

     The second component of our capital requirement is the "excess capital cushion." This is an amount of capital in excess of the haircuts required by our lenders. We maintain the excess capital cushion to meet the demands of our lenders for additional collateral should the market value of our mortgage-backed securities decline. The aggregate excess capital cushion equals the sum of liquidity cushion amounts assigned under our capital investment policy to each of our mortgage-backed securities. We assign excess capital cushions to each mortgage-backed security based on our assessment of the mortgage-backed security's market price volatility, credit risk, liquidity and attractiveness for use as collateral by lenders. The process of assigning excess capital cushions relies on our management's ability to identify and weigh the relative importance of these and other factors. In assigning excess capital cushions, we also give consideration to hedges associated with the mortgage-backed security and any effect such hedges may have on reducing net market price volatility, concentration or diversification of credit and other risks in the balance sheet as a whole and the net cash flows that we can expect from the interaction of the various components of our balance sheet.

     Our Board reviews on a periodic basis various analyses prepared by our management of the risks inherent in our balance sheet, including an analysis of the effects of various scenarios on our net cash flow, earnings, dividends, liquidity and net market value. Should our Board determine that the minimum required capital base set by our capital investment policy is either too low or too high, our Board may raise or lower the capital requirement accordingly.

     Our capital investment policy stipulates that at least 25% of the capital base maintained to satisfy the excess capital cushion must be invested in AAA-rated adjustable-rate mortgage-backed securities or assets with similar or better liquidity characteristics.

     A substantial portion of our borrowings are short-term or variable-rate borrowings. Our borrowings are implemented primarily through repurchase agreements, but in the future may also be obtained through loan agreements, lines of credit, dollar-roll agreements (an agreement to sell a security for delivery on a specified future date and a simultaneous agreement to repurchase the same or a substantially similar security on a specified future date) and other credit facilities with institutional lenders and issuance of debt securities such as commercial paper, medium-term notes, CMOs and senior or subordinated notes. We enter into financing transactions only with institutions that we believe are sound credit risks and follow other internal policies designed to limit our credit and other exposure to financing institutions.

     We expect to continue to use repurchase agreements as our principal financing device to leverage our mortgage-backed securities portfolio. We anticipate that, upon repayment of each borrowing under a repurchase agreement, we will use the collateral immediately for borrowing under a new repurchase agreement. At present, we have entered into uncommitted facilities with 23 lenders for borrowings in the form of repurchase agreements. We have not at the present time entered into any commitment agreements under which the lender would be required to enter into new repurchase agreements during a specified period of time, nor do we presently plan to have liquidity facilities with commercial banks. We may, however, enter into such commitment agreements in the future. We enter into repurchase agreements primarily with national broker-dealers, commercial banks and other lenders which typically offer this type of financing. We enter into collateralized borrowings only with financial institutions meeting credit standards approved by our Board, and we monitor the financial condition of these institutions on a regular basis.

     A repurchase agreement, although structured as a sale and repurchase obligation, acts as a financing under which we effectively pledge our mortgage-backed securities as collateral to secure a short-term loan. Generally, the other party to the agreement makes the loan in an amount equal to a percentage of the market value of the pledged collateral. At the maturity of the repurchase agreement, we are required to repay the loan and correspondingly receive back our collateral. While used as collateral, the mortgage-backed securities continue to pay principal and interest which are for our benefit. In the event of our insolvency or bankruptcy, certain repurchase agreements may qualify for special treatment under the Bankruptcy Code, the effect of which, among other things, would be to allow the creditor under the agreement to avoid the automatic stay provisions of the Bankruptcy Code and to foreclose on the collateral agreement without delay. In the event of the insolvency or bankruptcy of a lender during the term of a repurchase agreement, the lender may be permitted, under applicable insolvency laws, to repudiate the contract, and our claim against the lender for damages may be treated simply as an unsecured creditor. In addition, if the lender is a broker or dealer subject to the Securities Investor Protection Act of 1970, or an insured depository institution subject to the Federal Deposit Insurance Act, our ability to exercise our rights to recover our securities under a repurchase agreement or to be compensated for any damages resulting from the lender's insolvency may be further limited by those statutes. These claims would be subject to significant delay and, if and when received, may be substantially less than the damages we actually incur.

     Substantially all of our borrowing agreements require us to deposit additional collateral in the event the market value of existing collateral declines, which may require us to sell assets to reduce our borrowings. We have designed our liquidity management policy to maintain a cushion of equity sufficient to provide required liquidity to respond to the effects under our borrowing arrangements of interest rate movements and changes in market value of our mortgage-backed securities, as described above. However, a major disruption of the repurchase or other market relied that we rely on for short-term borrowings would have a material adverse effect on us unless we were able to arrange alternative sources of financing on comparable terms.

     Our articles of incorporation and bylaws do not limit our ability to incur borrowings, whether secured or unsecured.

     Interest Rate Risk Management

     To the extent consistent with our election to qualify as a REIT, we follow an interest rate risk management program intended to protect our portfolio of mortgage-backed securities and related debt against the effects of major interest rate changes. Specifically, our interest rate risk management program is formulated with the intent to offset the potential adverse effects resulting from rate adjustment limitations on our mortgage-backed securities and the differences between interest rate adjustment indices and interest rate adjustment periods of our adjustable-rate mortgage-backed securities and related borrowings.

     Our interest rate risk management program encompasses a number of procedures, including the following:

     o we attempt to structure our borrowings to have interest rate adjustment indices and interest rate adjustment periods that, on an aggregate basis, generally correspond to the interest rate adjustment indices and interest rate adjustment periods of our adjustable-rate mortgage-backed securities; and

     o we attempt to structure our borrowing agreements relating to adjustable-rate mortgage-backed securities to have a range of different maturities and interest rate adjustment periods (although substantially all will be less than one year).

     We adjust the average maturity adjustment periods of our borrowings on an ongoing basis by changing the mix of maturities and interest rate adjustment periods as borrowings come due and are renewed. Through use of these procedures, we attempt to minimize the differences between the interest rate adjustment periods of our mortgage-backed securities and related borrowings that may occur.

     Although we have not done so to date, we may purchase from time to time interest rate caps, interest rate swaps, interest rate collars, caps or floors, "interest only" mortgage-backed securities and similar instruments to attempt to mitigate the risk of the cost of our variable rate liabilities increasing at a faster rate than the earnings on our assets during a period of rising interest rates or to mitigate prepayment risk. We may hedge as much of the interest rate risk as our management determines is in our best interests, given the cost of the hedging transactions and the need to maintain our status as a REIT. This determination may result in our electing to bear a level of interest rate or prepayment risk that could otherwise be hedged when management believes, based on all relevant facts, that bearing the risk is advisable.

     We seek to build a balance sheet and undertake an interest rate risk management program which is likely to generate positive earnings and maintain an equity liquidation value sufficient to maintain operations given a variety of potentially adverse circumstances. Accordingly, our hedging program addresses both income preservation, as discussed above, and capital preservation concerns. For capital preservation, we monitor our "duration." This is the expected percentage change in market value of our assets that would be caused by a 1% change in short and long-term interest rates. To monitor duration and the related risks of fluctuations in the liquidation value of our equity, we model the impact of various economic scenarios on the market value of our mortgage-backed securities and liabilities. At December 31, 1999, we estimate that the duration of our assets was 2%. We believe that our interest rate risk management program will allow us to maintain operations throughout a wide variety of potentially adverse circumstances. Nevertheless, in order to further preserve our capital base (and lower our duration) during periods when we believe a trend of rapidly rising interest rates has been established, we may decide to enter into or increase hedging activities or to sell assets. Each of these actions may lower our earnings and dividends in the short term to further our objective of maintaining attractive levels of earnings and dividends over the long term.

     We may elect to conduct a portion of our hedging operations through one or more subsidiary corporations which would not be a qualified REIT subsidiary and would be subject to Federal and state income taxes. To comply with the asset tests applicable to us as a REIT, the value of the securities of the any taxable subsidiary we hold must be limited to less than 5% of the value of our total assets as of the end of each calendar quarter and we may not own more than 10% of the voting securities of the taxable subsidiary. A taxable subsidiary would not elect REIT status and would distribute any net profit after taxes to us and its other stockholders. Any dividend income we receive from the taxable subsidiary (combined with all other income generated from our assets, other than qualified REIT real estate assets) must not exceed 25% of our gross income.

     We believe that we have developed a cost-effective asset/liability management program to provide a level of protection against interest rate and prepayment risks. However, no strategy can completely insulate us from interest rate changes and prepayment risks. Further, as noted above, the Federal income tax requirements that we must satisfy to qualify as a REIT limit our ability to hedge our interest rate and prepayment risks. We monitor carefully, and may have to limit, our asset/liability management program to assure that we do not realize excessive hedging income, or hold hedging assets having excess value in relation to total assets, which would result in our disqualification as a REIT or, in the case of excess hedging income, the payment of a penalty tax for failure to satisfy certain REIT income tests under the Internal Revenue Code, provided the failure was for reasonable cause. In addition, asset/liability management involves transaction costs which increase dramatically as the period covered by the hedging protection increases. Therefore, we may be unable to hedge effectively our interest rate and prepayment risks.

     Prepayment Risk Management

     We seek to minimize the effects of faster or slower than anticipated prepayment rates through structuring a diversified portfolio with a variety of prepayment characteristics, investing in mortgage-backed securities with prepayment prohibitions and penalties, investing in certain mortgage-backed security structures which have prepayment protections, and balancing assets purchased at a premium with assets purchased at a discount. We monitor prepayment risk through periodic review of the impact of a variety of prepayment scenarios on our revenues, net earnings, dividends, cash flow and net balance sheet market value.

Future Revisions in Policies and Strategies

     Our Board of Directors has established the investment policies and operating policies and strategies set forth in this prospectus supplement. The Board has the power to modify or waive these policies and strategies without the consent of the stockholders to the extent that the Board determines that the modification or waiver is in the best interests of our stockholders. Among other factors, developments in the market which affect our policies and strategies or which change our assessment of the market may cause our Board to revise our policies and strategies.

Potential Acquisitions, Strategic Alliances and Other Investments

     From time to time we have had discussions with other parties regarding possible transactions including acquisitions of other businesses or assets, investments in other entities, joint venture arrangements, or strategic alliances, including a strategic alliance with Liberty Capital, a privately-held financial services company headquartered in Ohio. To date, none of these discussions have gone beyond the preliminary stage. We have also considered from time to time entering into related businesses.

     During 1998, we made an initial investment of $49,980 in Annaly International Mortgage Management, Inc. Annaly International explores business opportunities overseas, including the origination of mortgages. Annaly International has not commenced operations beyond this exploratory stage. We now own 24.99% of the equity of Annaly International in the form of non-voting securities. The remaining equity of Annaly International is owned by FIDAC 1 Partners. FIDAC 1 Partners is owned by Michael A.J. Farrell, our Chairman and Chief Executive Officer, Timothy J. Guba, our President and Chief Operating Officer, Wellington J. St. Claire, our Vice Chairman and Chief Investment Officer, Kathryn F. Fagan, our Chief Operating Officer, and other persons.

     Annaly International made investments of $39,967 in Annaly.com, Inc. Annaly.com explores opportunities to acquire or originate mortgages in the United States. Annaly.com has established a website at http://www.annaly.com but has not commenced the acquisition or origination of mortgages. Annaly International owns 51% of the equity of Annaly.com. The remaining equity of Annaly.com is owned by FIDAC. Mr. Farrell is the sole shareholder of FIDAC.

     Prior to making our investment in Annaly International we consulted with our tax advisors to ensure that the investment would not cause us to fail to satisfy the asset and source of income tests applicable to us as a REIT. Prior to making any additional equity investment in Annaly International or any other equity investment, we will similarly consult with our tax advisors.

     We may, from time to time, continue to explore possible acquisitions, investments, joint venture arrangements and strategic alliances, as well as the further development of the business of Annaly International or Annaly.com.

Dividend Reinvestment and Share Purchase Plan

     We have adopted a dividend reinvestment and share purchase plan. Under the dividend reinvestment feature of the plan, existing shareholders can reinvest their dividends in additional shares of our common stock. Under the share purchase feature of the plan, new and existing shareholders can purchase shares of our common stock. We have filed and the SEC has declared effective a Form S-3 registration statement registering 2,000,000 shares that may be issued under the plan.

Legal Proceedings

     There are no material pending legal proceedings to which we are a party or to which any of our property is subject.

                        FEDERAL INCOME TAX CONSIDERATIONS

     The following discusses the material United States federal income tax considerations that relate to our treatment as a REIT and that apply to an investment in our stock. No assurance can be given that the conclusions set out below would be sustained by a court if challenged by the IRS. This summary deals only with stock that you hold as a capital asset, which generally means property that is held for investment. It does not address tax considerations applicable to you if you are a person subject to special tax rules, such as:

     o    a dealer or trader in securities;

     o    a financial institution;

     o    an insurance company;

     o a stockholder that holds our stock as a hedge, part of a straddle, conversion transaction or other arrangement involving more than one position;

     o a stockholder whose functional currency is not the United States dollar; or

     o a tax-exempt or foreign taxpayer, except to the extent discussed below.

     The discussion below is based upon the provisions of the United States Internal Revenue Code of 1986 and regulations, rulings and judicial decisions interpreting the Internal Revenue Code as of the date of this prospectus; any of these authorities may be repealed, revoked or modified, perhaps with retroactive effect, so as to result in federal income tax consequences different from those discussed below.

     The discussion set out below is intended only as a summary of the material United States federal income tax consequences of our treatment as a REIT and of an investment in our stock. We urge you to consult your own tax advisor as to the tax consequences of an investment in our stock, including the application to your particular situation of the tax considerations discussed below, as well as the application of state, local or foreign tax laws. The statements of United States tax law set out below are based on the laws in force and their interpretation as of the date of this prospectus, and are subject to any changes occurring after that date.

General

     We have elected to become subject to tax as a REIT for federal income tax purposes effective for our taxable year ending December 31, 1997. We plan to continue to meet the requirements for taxation as a REIT. There can be no assurance, however, that we will qualify as a REIT in any particular taxable year, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations and the possibility of future changes in our circumstances. If we were not to qualify as a REIT in any particular year, we would be subject to federal income tax as a regular domestic corporation, and you would be subject to tax in the same manner as a stockholder of a regular domestic corporation. In this event, we could be subject to a potentially substantial income tax liability in respect of each taxable year that we fail to qualify as a REIT, and the amount of earnings and cash available for distribution to you and other stockholders could be significantly reduced or eliminated. See "Failure to Qualify" below.

REIT Qualification Requirements

     The following is a brief summary of the material technical requirements that we must meet on an ongoing basis in order to qualify, and remain qualified, as a REIT under the Internal Revenue Code.

     Stock Ownership Tests

     We must meet the following stock ownership tests:

     (1)  our capital stock must be transferable;

     (2) our capital stock must be held by at least 100 persons during at least 335 days of a taxable year of 12 months (or during a proportionate part of a taxable year of less than 12 months); and

     (2) no more than 50% of the value of our capital stock may be owned, directly or indirectly, by five or fewer individuals at any time during the last half of the taxable year. In applying this test, the Internal Revenue Code treats some entities as individuals.

     Tax-exempt entities, other than private foundations and certain unemployment compensation trusts, are generally not treated as individuals for these purposes. The requirements of items (2) and (3) above do not apply to the first taxable year for which we made an election to be taxed as a REIT. However, these stock ownership requirements must be satisfied in each subsequent taxable year. Our articles of incorporation provide restrictions regarding the transfer of our shares in order to aid us in meeting the stock ownership requirements. In addition, we are required under Treasury Department regulations to demand annual written statements from the record holders of designated percentages of our capital stock disclosing actual and constructive stock ownership and to maintain permanent records showing the information we have received as to the actual and constructive stock ownership and a list of those persons failing or refusing to comply with our demand.

     Asset Tests

     We generally must meet the following asset tests at the close of each quarter of each taxable year:

     (a) at least 75% of the value of our total assets must consist of Qualified REIT Real Estate Assets, government securities, cash and cash items; and

     (b) the value of securities that we hold (other than government securities) may not exceed 25% of the value of our total assets, and in addition, we generally may not hold securities of any one issuer (other than a taxable REIT subsidiary) that constitute

          (1)  5% or more of the value of our total assets,

          (2)  10% of the outstanding voting securities of the issuer or

          (3)  10% of the total value of the securities of the issuer.

     A Qualified REIT Real Estate Assets means pass-through certificates, mortgage loans and other assets of the type described in Section 856(c)(5)(B) of the Internal Revenue Code.

     Gross Income Tests

     We generally must meet the following gross income tests for each taxable year:

     (a) at least 75% of our gross income must be derived from the real estate sources specified in the Internal Revenue Code, including interest income and gain from the disposition of Qualified REIT Real Estate Assets or "qualified temporary investment income, which is income derived from new capital within one year of its receipt; and

     (b) at least 95% of our gross income for each taxable year must be derived from sources of income qualifying for the 75% gross income test described in (a), dividends, interest, and gains from the sale of stock or other financial instruments (including interest rate swap and cap agreements, options, futures contracts, forward rate agreements or similar financial instruments entered into to hedge variable rate debt incurred to acquire Qualified REIT Real Estate Assets) not held for sale in the ordinary course of business.

     Distribution Requirement

     We generally must distribute to our stockholders at least 95% of our REIT taxable income before deductions of dividends paid and excluding net capital gain for the taxable year ending December 31,2000; for subsequent taxable years, this requirement is 90% of REIT taxable income before deductions of dividends paid and excluding net capital gain. However, we may elect to retain, rather than distribute, our net long-term capital gains and pay the tax on these gains, while our stockholders include their proportionate share of the undistributed long-term capital gains in income and receive a credit for their share of the tax that we pay.

Failure to Qualify

     If we fail to qualify for taxation as a REIT in any taxable year and relief provisions do not apply, we will be subject to tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates. Distributions to stockholders in any year in which we fail to qualify as a REIT will not be deductible by us, nor will we be required to make distributions. Unless entitled to relief under specific statutory provisions, we also will be disqualified from taxation as a REIT for four taxable years following the year during which qualification was lost. It is not possible to state whether in all circumstances we would be entitled to such statutory relief.

Recent Developments

     The Taxpayer Relief Extension Act of 1999 introduced changes that affect our ability to qualify as a REIT. The Act added a restriction that a REIT may not own 10% or more of the total value of the securities (except certain debt instruments) of any issuer in addition to the existing limitation that a REIT may not own 10% or more of the voting securities of any issuer (see "REIT Qualification Requirements- -Asset Tests"). The Act did provide a transition rule under which securities that a REIT held on July 12, 1999 will not be subject to this new limitation, assuming that the issuer of the securities does not engage in a substantially new line of business or acquire a substantial asset. This transition rule should exempt our ownership of 24.99% of the equity of Annaly International Mortgage Management, Inc., as operated on July 12, 1999, from the new restriction.

     In addition, the Act provided that a REIT may own up to 100% of the stock of "taxable REIT subsidiaries" so long as no more than 20% of a REIT's assets are represented by securities of taxable REIT subsidiaries. To qualify as a taxable REIT subsidiary, the subsidiary must join with its parent REIT in making an election. Although not subject to the 10% vote or value test, a taxable REIT subsidiary is otherwise subject to the REIT asset tests. Before we form any taxable REIT subsidiary, we will consult with our tax advisor to determine whether the formation and contemplation method of operation of the taxable REIT subsidiary would case us to fail to satisfy these REIT asset tests or any other REIT requirements.

     Finally, the Act reduced the annual distribution requirement of a REIT from the prior 95% of REIT taxable income to 90%. This reduced distribution requirement applies to taxable years beginning after December 31, 2000 (see "REIT Qualification Requirements- -Distribution Requirement").

Taxation of Annaly Mortgage Management

     In any year in which we qualify as a REIT, we generally will not be subject to federal income tax on that portion of our REIT taxable income or capital gain that we distribute to our stockholders. We will, however, be subject to federal income tax at normal corporate income tax rates upon any undistributed taxable income or capital gain.

     Notwithstanding our qualification as a REIT, we may also be subject to tax in the following other circumstances:

     o If we fail to satisfy either the 75% or the 95% gross income test, but nonetheless maintain our qualification as a REIT because we meet other requirements, we generally would be subject to a 100% tax on the greater of the amount by which we fail either the 75% or the 95% gross income test multiplied by a fraction intended to reflect our profitability.

     o We will also be subject to a tax of 100% on net income derived from any "prohibited transaction" which is, in general, a sale or other disposition of property held primarily for sale to customers in the ordinary course of business.

     o If we have (1) net income from the sale or other disposition of foreclosure property that is held primarily for sale to customers in the ordinary course of business or (2) other non-qualifying income from foreclosure property, it will be subject to federal income tax at the highest corporate income tax rate.

     o    If we fail to distribute during each calendar year at least the sum of
          (1) 85% of our REIT ordinary income for such year, (2) 95% of our REIT capital gain net income for such year and (3) any undistributed amount of ordinary and capital gain net income from the preceding taxable years, we would be subject to a 4% federal excise tax on the excess of the required distribution over the amounts actually distributed during the taxable year.

     o If we acquire any asset from a C corporation in a transaction in which the basis of the asset is determined by reference to the basis of the asset in the hands of a C corporation and we recognize gain upon a disposition of such asset occurring within 10 years of its acquisition, then we would be subject to tax to the extent of any built-in gain at the highest regular corporate rate.

     o We also may be subject to the corporate alternative minimum tax, as well as other taxes in situations not presently contemplated.

     If we fail to qualify as a REIT in any taxable year and the relief provisions provided in the Internal Revenue Code do not apply, we would be subject to federal income tax, including any applicable alternative minimum tax, on our taxable income in that taxable year and all subsequent taxable years at the regular corporate income tax rates. We would not be allowed to deduct distributions to shareholders in these years, nor would we be required to make them under the Internal Revenue Code. Further, unless entitled to the relief provisions of the Internal Revenue Code, we also would be disqualified from re-electing REIT status for the four taxable years following the year during which we became disqualified.

     We intend to monitor on an ongoing basis our compliance with the REIT requirements described above. In order to maintain our REIT status, we will be required to limit the types of assets that we might otherwise acquire, or hold some assets at times when we might otherwise have determined that the sale or other disposition of these assets would have been more prudent.

     Taxation of Stockholders

     Unless you are a tax-exempt entity, distributions that we make to you, including constructive distributions, generally will be subject to tax as ordinary income to the extent of our current and accumulated earnings and profits as determined for federal income tax purposes. If the amount we distribute to you exceeds your allocable share of current and accumulated earnings and profits, the excess will be treated as a return of capital to the extent of your adjusted basis in your stock, which will reduce your basis in your stock but will not be subject to tax. If the amount we distribute to you also exceeds your adjusted basis, this excess amount will be treated as a gain from the sale or exchange of a capital asset. Distributions you receive, whether characterized as ordinary income or as capital gain, are not eligible for the corporate dividends received deduction.

     Distributions that we designate as capital gain dividends generally will be subject to tax as long-term capital gain to you, to the extent that the distributions to you and the other shareholders do not exceed our actual net capital gain for the taxable year. In the event that we realize a loss for the taxable year, you will not be permitted to deduct any share of that loss. Further, if we, or a portion of our assets, were to be treated as a taxable mortgage pool, any excess inclusion income that is allocated to you could not be offset by any net operating loss that you may have. Future Treasury Department regulations may require that you take into account, for purposes of computing your individual alternative minimum tax liability, some of our tax preference items.

     Dividends that we declare during the last quarter of the calendar year and actually pay to you during January of the following taxable year generally are treated as if we had paid, and you had received, them on December 31 of the calendar year and not on the date actually paid and received. In addition, we may elect to treat other dividends distributed after the close of the taxable year as having been paid during the taxable year, so long as they meet the requirements described in the Internal Revenue Code, but you will be treated as having received these dividends in the taxable year in which their distribution is actually made.

     If you sell or otherwise dispose of our stock, you will generally recognize a capital gain or loss in an amount equal to the difference between the amount realized and your adjusted basis in the stock, which gain or loss will be long-term if you have held the stock for more than one year. Any loss that you recognize on the sale or exchange of our stock that you have held for six months or less generally will be treated as a long-term capital loss to the extent, with respect to the stock, of (1) any long-term capital gain dividends that you receive and (2) any long-term capital gain that we retain and the tax on which you receive a credit.

     If we do not qualify as a REIT in any year, distributions that we make to you would be taxable in the same manner discussed above, except that:

     o we would not be allowed to designate any distributions as capital gain dividends;

     o distributions would be eligible for the corporate dividends received deduction;

     o    the excess inclusion income rules would not apply to you; and

     o    you would not receive any share of our tax preference items.

     In this event, however, we could be subject to potentially substantial federal income tax liability, and the amount of earnings and cash available for distribution to you and other stockholders could be significantly reduced or eliminated.

Information Reporting and Backup Withholding

     We will report to our domestic stockholders and to the IRS the amount of distributions that we pay, and the amount of tax that we withhold on these distributions for each calendar year. Under the backup withholding rules, you may be subject to backup withholding tax at a rate of 31% with respect to distributions paid unless you:

     o are a corporation or otherwise within an exempt category and demonstrate this fact when required; or

     o provide a taxpayer identification number, certify as to no loss of exemption from backup withholding tax and otherwise comply with applicable requirements of the backup withholding tax rules.

     If you do not provide us with your correct taxpayer identification number, then you may also be subject to penalties imposed by the IRS.

     Backup withholding tax is not an additional tax. Any amounts withheld under the backup withholding tax rules will be refunded or credited against your United States federal income tax liability, provided that you furnish the required information to the IRS.

Taxation of Tax-Exempt Entities

     The discussion under this heading only applies to you if you are a tax-exempt entity.

     Subject to the discussion below regarding a pension-held REIT, distributions received from us or gain realized on the sale of our stock will not be taxable as unrelated business taxable income (UBTI), provided that:

     o    you have not incurred indebtedness to purchase or hold our stock;

     o    you do not otherwise use our shares in an unrelated trade or business;
          and

     o we, consistent with our present intent, do not hold a residual interest in a REMIC that gives rise to excess inclusion income as defined under section 860E of the Internal Revenue Code.

     If we were to be treated as a taxable mortgage pool, however, a substantial portion of the dividends you receive may be subject to tax as UBTI.

     In addition, a substantial portion of the dividends you receive may constitute UBTI if we are treated as a pension-held REIT and you are a qualified pension trust that holds more than 10% by value of our interests at any time during a taxable year. For these purposes, a qualified pension trust is any pension or other retirement trust that qualifies under section 401(a) of the Internal Revenue Code. We would be treated as a pension-held REIT if (1) we would not have qualified as a REIT but for the provisions of the Internal Revenue Code which look through qualified pension trust stockholders to the qualified pension trusts beneficiaries in determining stock ownership of a REIT and (2) at least one qualified pension trust holds more than 25% of our stock by value or one or more qualified pension trusts (each owning more than 10% of our stock by value) hold in the aggregate more than 50% of our stock by value. Assuming compliance with the ownership limit provisions set forth in our articles of incorporation, it is unlikely that pension plans will accumulate sufficient stock to cause us to be treated as a pension-held REIT.

     If you are exempt from federal income taxation under sections 501(c)(7),
(c)(9), (c)(17), and (c)(20) of the Internal Revenue Code, then distributions you receive may also constitute UBTI; we urge you to consult your tax advisor concerning the applicable set aside and reserve requirements.

United States Federal Income Tax Considerations Applicable to Foreign Holders

     The discussion under this heading applies to you only if you are not a U.S. person. A U.S. person is a person who is:

     o    a citizen or resident of the United States;

     o a corporation, partnership, or other entity created or organized in the United States or under the laws of the United States or of any political subdivision thereof;

     o an estate whose income is includible in gross income for United States Federal income tax purposes regardless of its source; or

     o a trust, if (1) a court within the United States is able to exercise primary supervision over the administration of the trust and one or more U.S. persons have authority to control all substantial decisions of the trust, or (2) the trust was in existence on August 26, 1996 and has made an election to be treated as a U.S. person;

     This discussion is only a brief summary of the United States federal tax consequences that apply to you, which are highly complex, and does not consider any specific facts or circumstances that may apply to you and your particular situation. We urge you to consult your tax advisor regarding the United States federal tax consequences of acquiring, holding and disposing of our stock, as well as any tax consequences that may arise under the laws of any foreign, state, local or other taxing jurisdiction.

     Distributions

     Except for distributions attributable to gain from the dispositions of real property interests or designated as capital gains dividends, distributions you receive from us generally will be subject, to the extent of our earnings and profits, to withholding of United States federal income tax at the rate of 30%, unless reduced or eliminated by an applicable tax treaty or unless the distributions are treated as effectively connected with a United States trade or business. If you wish to claim the benefits of an applicable tax treaty, you may need to satisfy certification and other requirements, some of which will change on January 1, 2001.

     Distributions you receive that are in excess of our earnings and profits will be treated as a tax-free return of capital to the extent of your adjusted basis in your stock. If the amount of the distribution also exceeds your adjusted basis, this excess amount will be treated as gain from the sale or exchange of our stock as described below. If we cannot determine at the time we make a distribution whether the distribution will exceed our earnings and profits, the distribution will be subject to withholding at the same rate as dividends. These withheld amounts, however, will be refundable or creditable against your United States federal tax liability if it is subsequently determined that the distribution was, in fact, in excess of our earnings and profits. If you receive a dividend that is treated as being effectively connected with your conduct of a trade or business within the United States, the dividend will be subject to the United States federal income tax on net income that applies to United States persons generally and may be subject to the branch profits tax if you are a corporation.

     Distributions that we make to you and designate as capital gains dividends, other than those attributable to the disposition of a United States real property interest, generally will not be subject to United States federal income taxation, unless:

     o your investment in our stock is effectively connected with your conduct of a trade or business within the United States; or

     o you are a nonresident alien individual who is present in the United States for 183 days or more in the taxable year and other requirements are met.

     Distributions that are attributable to your disposition of United States real property interests are subject to income and withholding taxes pursuant to the Foreign Investment in Real Property Act of 1980 (FIRPTA), and may also be subject to branch profits tax if you are a corporation that is not entitled to treaty relief or exemption. However, because we do not expect to hold assets that would be treated as United States real property interests as defined by FIRPTA, the FIRPTA provisions should not apply to your investment in our stock.

     Gain on Disposition

     You generally will not be subject to United States federal income tax on gain recognized on a sale or other disposition of our stock unless:

     o the gain is effectively connected with your conduct of a trade or business within the United States;

     o you are a nonresident alien individual who holds our stock as a capital asset and is present in the United States for 183 or more days in the taxable year and other requirements are met; or

     o    you are subject to tax under the FIRPTA rules discussed below.

     Gain that is effectively connected with your conduct of a trade or business within the United States will be subject to the United States federal income tax on net income that applies to United States persons generally and may be subject to the branch profits tax if you are a corporation. However, these effectively-connected gains will not be subject to withholding. We urge you to consult applicable treaties, which may provide for different rules.

     Under FIRPTA, you may be subject to tax on gain recognized from your sale or other disposition of our stock if we were to both (1) hold United States real property interests and (2) fail to qualify as a domestically-controlled REIT. A REIT qualifies as domestically-controlled as long as less than 50% in value of its shares of beneficial interest are held by foreign persons at all times during the shorter of (1) the previous five years and (2) the period in which the REIT is in existence. As mentioned above, we do not expect to hold any United States real property interests. Furthermore, we will likely qualify as a domestically-controlled REIT, although no assurances can be provided because our shares are publicly-traded.

State and Local Taxes

     We and our stockholders may be subject to state or local taxation in various jurisdictions, including those in which we or they transact business or reside. The state and local tax treatment that applies to us and our stockholders may not conform to the federal income tax consequences discussed above. Consequently, we urge you to consult your own tax advisor regarding the effect of state and local tax laws.

                                   COMPETITION

     We believe that our principal competition in the business of acquiring and holding mortgage-backed securities are financial institutions such as banks, savings and loans, life insurance companies, institutional investors such as mutual funds and pension funds, and certain other mortgage REITs. The existence of these competitive entities, as well as the possibility of additional entities forming in the future, may increase the competition for the acquisition of mortgage-backed securities resulting in higher prices and lower yields on assets.

                                  RISK FACTORS

     An investment in our stock involves a number of risks. Before making an investment decision, you should carefully consider all of the risks described in this prospectus. If any of the risks discussed in this prospectus actually occur, our business, financial condition and results of operations could be materially adversely affected. If this were to occur, the trading price of our common stock could decline significantly and you may lose all or part of your investment.

     If the interest payments on our borrowings increase relative to the interest we earn on our mortgage-backed securities, it may adversely affect our profitability

     We earn money based upon the difference between the interest payments we earn on our mortgage-backed security investments and the interest payments we must make on our borrowings. If the interest payments on our borrowings increase relative to the interest we earn on our mortgage-backed securities, our profitability may be adversely affected.

     The interest payments on our borrowings may increase relative to the interest we earn on our mortgage-backed securities for various reasons discussed in this section.

     Differences in timing of interest rate adjustments on our mortgage-backed securities and our borrowings may adversely affect our profitability

          We rely primarily on short-term borrowings to acquire mortgage-backed securities with long-term maturities. Accordingly, if short-term interest rates increase, this may adversely affect our profitability.

          Most of the mortgage-backed securities we acquire are adjustable-rate securities. This means that their interest rates may vary over time based upon changes in an objective index, such as:

     o LIBOR or the London Interbank Offered Rate. The interest rate that banks in London offer for deposits in London of U.S. dollars.

     o Treasury Index. A monthly or weekly average yield of benchmark U.S. Treasury securities, as published by the Federal Reserve Board.

     o CD Rate. The weekly average of secondary market interest rates on six-month negotiable certificates of deposit, as published by the Federal Reserve Board.

          These indices generally reflect short-term interest rates. On December 31, 1999, approximately 67% of our mortgage-backed securities were adjustable-rate securities.

          The interest rates on our borrowings similarly vary with changes in an objective index. However, the interest rates on our borrowings generally adjust more frequently than the interest rates on our mortgage-backed securities. For example, on December 31, 1999, our adjustable-rate securities had a weighted average term to next rate adjustment of 11 months, while our borrowings had a weighted average term to next rate adjustment of 20 days. Accordingly, in a period of rising interest rates, we could experience a decrease in net income or a net loss because the interest rates on our borrowings adjust faster than the interest rates on our mortgage-backed securities.

     Interest rate caps on our mortgage-backed securities may adversely affect our profitability

          Our adjustable-rate securities are typically subject to periodic and lifetime interest rate caps which limit the amount an interest rate can increase during any given period. Our borrowings are not subject to similar restrictions. Accordingly, in a period of rapidly increasing interest rates, we could experience a decrease in net income or a net loss because the interest rates on our borrowings could increase without limitation while the interest rates on our adjustable-rate mortgage-backed securities would be limited by caps.

     Because we acquire fixed rate securities, an increase in interest rates may adversely affect our profitability

          While the majority of our investments consist of adjustable-rate securities, we also invest in fixed-rate mortgage-backed securities. In a period of rising interest rates, our interest payments would increase while the interest we earn on our fixed rate securities would not change. This would adversely affect our profitability. On December 31, 1999, approximately 34% of our mortgage-backed securities were fixed rate securities.

An increase in prepayment rates may adversely affect our profitability

     The mortgage-backed securities we acquire are backed by pools of mortgage loans. We receive payments, generally, from the payments that are made on these underlying mortgage loans. When borrowers prepay their mortgage loans at faster rates than expected, this results in faster prepayments than expected on the mortgage-backed securities using the effective yield method. These faster than expected prepayments may adversely affect our profitability.

     We often purchase mortgage-backed securities that have a higher interest rate than the market interest rate at the time. In exchange for this higher interest rate, we must pay a premium over market value to acquire the security. In accordance with accounting rules, we amortize this premium over the term of the mortgage-backed security using the effective yield method. If the mortgage-backed security is prepaid in whole or in part prior to its expected maturity date, however, we must expense the premium that is being prepaid at the time of the prepayment. This adversely affects our profitability. On December 31, 1999, approximately 83% of the mortgage-backed securities we owned had been acquired at a premium.

     Prepayment rates generally increase when interest rates fall and decrease when interest rates rise, but changes in prepayment rates are difficult to predict. Prepayment rates also may be affected by conditions in the housing and financial markets, general economic conditions and the relative interest rates on fixed-rate and adjustable-rate mortgage loans.

     We may seek to reduce prepayment risk by acquiring mortgage-backed securities at a discount. If a discounted security is prepaid in whole or in part prior to its expected maturity date, we will earn income on the amount of the discount that is being prepaid. This will improve our profitability if there are faster than expected prepayments. On December 31, 1999, approximately 17% of the mortgage-backed securities we owned had been acquired at a discount.

     We can also acquire mortgage-backed securities that are less affected by prepayments. For example, we can acquire collateralized mortgage obligations or CMO's, a type of mortgage-backed security. CMO's divide a pool of mortgage loans into multiple tranches that allow for shifting of prepayment risks from slower-paying tranches to faster-paying tranches. This is in contrast to pass-through or pay-through mortgage-backed securities, where all investors share equally in all payments, including all prepayments. As discussed below, the Investment Company Act imposes restrictions on our purchase of CMO's. On December 31, 1999, approximately 35% of our mortgage-backed securities were CMO's and approximately 65% of our mortgage-backed securities were pass-through or pay-through securities.

     While we seek to minimize prepayment risk to the extent practical, in selecting investments we must balance prepayment risk against other risks and the potential returns of each investment. No strategy can completely insulate us from prepayment risk.

An increase in interest rates may adversely affect our book value

     Increases in interest rates may negatively affect the market value of our mortgage-backed securities. Our fixed-rate securities, generally, are more negatively affected by these increases. In accordance with accounting rules, we reduce our book value by the amount of any decrease in the market value of our mortgage-backed securities. During the year 1999, rising interest rates contributed to a decline in our book value from $9.95 per share at the beginning of the year to $7.60 per share at the end of the year.

Our strategy involves significant leverage

     We seek to maintain a ratio of debt-to-equity of between 8:1 and 12:1, although our ratio may be above or below this amount. We incur this leverage by borrowing against a substantial portion of the market value of our mortgage-backed securities. By incurring this leverage, we can enhance our returns. However, this leverage, which is fundamental to our investment strategy, also creates significant risks.

     Our leverage may cause substantial losses

          Because of our significant leverage, we may incur substantial losses if our borrowing costs increase. Our borrowing costs may increase for any of the following reasons:

     o    Short-term interest rates increase

     o    The market value of our mortgage-backed securities decreases

     o    Interest rate volatility increases

     o    The availability of financing in the market decreases

     Our leverage may cause margin calls and defaults and force us to sell assets under adverse market conditions

          Because of our leverage, a decline in the value of our mortgage-backed securities may result in our lenders initiating margin calls. A margin call means that the lender requires us to pledge additional collateral to re-establish the ratio of the value of the collateral to the amount of the borrowing. Our fixed-rate mortgage-backed securities generally are more susceptible to margin calls as increases in interest rates tend to more negatively affect the market value of fixed-rate securities.

          If we are unable to satisfy margin calls, our lenders may foreclose on our collateral. This could force us to sell our mortgage-backed securities under adverse market conditions. Additionally, in the event of our bankruptcy, our borrowings, which are generally made under repurchase agreements, may qualify for special treatment under the Bankruptcy Code. This special treatment would allow the lenders under these agreements to avoid the automatic stay provisions of the Bankruptcy Code and to liquidate the collateral under these agreements without delay.

     Liquidation of collateral may jeopardize our REIT status

          To continue to qualify as a REIT, we must comply with requirements regarding our assets and our sources of income. If we are compelled to liquidate our mortgage-backed securities, we may be unable to comply with these requirements, ultimately jeopardizing our status as a REIT. For further discussion of these asset and source of income requirements and the consequences of our failure to continue to qualify as a REIT, please see the "Federal Income Tax Considerations" section above.

     We may exceed our target leverage ratios

          We seek to maintain a ratio of debt-to-equity of between 8:1 and 12:1. However, we are not required to stay within this leverage ratio. If we exceed this ratio, we will incur additional risks of the types described in this section.

     We may not be able to achieve our optimal leverage

          We use leverage as a strategy to increase the return to our investors. However, we may not be able to achieve our desired leverage for any of the following reasons:

     o    we determine that the leverage would expose us to excessive risk

     o    our lenders do not make funding available to us at acceptable rates

     o our lenders require that we provide additional margin to cover our borrowings

We may incur increased borrowing costs which would adversely affect our profitability

     Currently, all of our borrowings are collateralized borrowings in the form of repurchase agreements. If the interest rates on these repurchase agreements increase, it would adversely affect our profitability.

     Our borrowing costs under repurchase agreements generally correspond to short-term interest rates such as LIBOR or a short-term Treasury index, plus or minus a margin. The margins on these borrowings over or under short-term interest rates may vary depending upon:

     o    the movement of interest rates

     o    the availability of financing in the market

     o    the value and liquidity of our mortgage-backed securities

If we are unable to renew our borrowings at favorable rates, our profitability may be adversely affected

     Since we rely primarily on short-term borrowings, our ability to achieve our investment objectives depends not only on our ability to borrow money in sufficient amounts and on favorable terms, but also on our ability to renew or replace on a continuous basis our maturing short-term borrowings. If we are not able to renew or replace maturing borrowings, we would have to sell mortgage-backed securities under possibly adverse market conditions.

We have not used derivatives to mitigate our interest rate and prepayment risks

     Our policies permit us to enter into interest rate swaps, caps and floors and other derivative transactions to help us mitigate our interest rate and prepayment risks described above. However, we have determined in the past that the cost of these transactions outweighs the benefits. In addition, we will not enter into derivative transactions if we believe they will jeopardize our status as a REIT. Even if we do enter into derivative transactions in the future, these transactions could mitigate our interest rate and prepayment risks but could not insulate us from these risks.

Our investment strategy may involve credit risk

     We may incur losses if there are payment defaults under our mortgage-backed securities.

     To date, all of our mortgage-backed securities have been agency certificates which, although not rated, carry an implied "AAA" rating. Agency certificates are mortgage-backed securities where Freddie Mac, Fannie Mae or Ginnie Mae guarantees payments of principal or interest on the certificates.

o Fannie Mae is a common abbreviation that refers to the Federal National Mortgage Association, a privately owned, federally chartered corporation organized under an act of Congress.

o Ginnie Mae is a common abbreviation that refers to the Government National Mortgage Association, a wholly-owned instrumentality of the United States within the Department of Housing and Urban Development.

     Even though we have only acquired AAA securities so far, under our capital investment policy we have the ability to acquire securities of lower credit quality. Under our policy:

o 75% of our investments must have a AA or higher rating by Standard & Poor's Corporation (or S&P), or an equivalent rating by another nationally recognized rating organization, or our management must determine that the investments are of comparable credit quality to investments with these ratings;

o the remaining 25% of our investments must have a BBB or higher rating by S&P, or an equivalent rating by another nationally recognized rating organization, or our management must determine that the investments are of comparable credit quality to investments with these ratings; securities with ratings of BBB or higher are commonly referred to as "investment grade" securities; and

o we seek to have a minimum weighted average rating for our portfolio of at least A by S&P.

     If we acquire mortgage-backed securities of lower credit quality, we may incur losses if there are defaults under those mortgage-backed securities or if the rating agencies downgrade the credit quality of those mortgage-backed securities.

Because of competition, we may not be able to acquire mortgage-backed securities at favorable yields

     Our net income depends, in large part, on our ability to acquire mortgage-backed securities at favorable spreads over our borrowing costs. In acquiring mortgage-backed securities, we compete with other REITs, investment banking firms, savings and loan associations, banks, insurance companies, mutual funds, other lenders and other entities that purchase mortgage-backed securities, many of which have greater financial resources than us. As a result, in the future, we may not be able to acquire sufficient mortgage-backed securities at favorable spreads over our borrowing costs.

We are dependent on our key personnel

     We are dependent on the efforts of our key officers and employees, including Michael A. J. Farrell, Chairman of the Board and Chief Executive Officer, Timothy J. Guba, President and Chief Operating Officer, Wellington J. St. Claire, Vice Chairman and Portfolio Manager and Kathryn F. Fagan, Chief Financial Officer. The loss of any of their services could have an adverse effect on our operations. Although we have employment agreements with each of them, we cannot assure you they will remain employed with us.

Some of our officers and employees have potential conflicts of interest

     Some of our officers and employees have potential conflicts of interest with us. The material potential conflicts are as follows:

     Our officers and employees manage assets for other clients

          Messrs. Farrell and Guba, Ms. St. Claire and other officers and employees are actively involved in managing mortgage-backed securities and other fixed income assets for institutional clients through Fixed Income Discount Advisory Company. FIDAC is a registered investment adviser which on December 31, 1999 managed, assisted in managing or supervised approximately $1.4 billion in gross assets for a wide array of clients. Of that amount, FIDAC managed approximately $650 million of those gross assets on a discretionary basis. The U.S. Dollar Floating Rate Fund is a fund managed by FIDAC. Mr. Farrell is a Director of the Floating Rate Fund. These officers will continue to perform services for FIDAC, the institutional clients and the Floating Rate Fund. Mr. Farrell is also the sole shareholder of FIDAC.

          These responsibilities may create conflicts of interest for these officers and employees if they are presented with corporate opportunities that may benefit us and the institutional clients and the Floating Rate Fund. Our officers allocate investments among Annaly, the institutional clients and the Floating Rate Fund by determining the entity or account for which the investment is most suitable. In making this determination, our officers consider the investment strategy and guidelines of each entity or account with respect to acquisition of assets, leverage, liquidity and other factors that our officers determine appropriate.

     Some of our directors and officers have ownership interests in our affiliates that create potential conflicts of interest

          Mr. Farrell, our Chairman and Chief Executive Officer, and other directors and officers of Annaly, have direct and indirect ownership interests in our affiliates that create potential conflicts of interest.

          During 1998, we made an initial investment of $49,980 in Annaly International Mortgage Management, Inc. Annaly International explores business opportunities overseas, including the origination of mortgages. Annaly International has not commenced operations beyond this exploratory state. We own 24.99% of the equity of Annaly International in the form of non-voting securities. The remaining equity of Annaly International is owned by FIDAC 1 Partners FIDAC 1 Partners is owned by Michael A.J. Farrell, our Chairman and Chief Executive Officer, Timothy J. Guba, our President and Chief Operating Officer, Wellington J. St. Claire, our Vice Chairman and Portfolio Manager, Kathryn F. Fagan, our Chief Financial Officer, and other persons.

          Annaly International made investments of $39,967 in Annaly.com, Inc. Annaly.com explores opportunities to acquire or originate mortgages in the United States. Annaly.com has established a Web site at http://www.annaly.com but has not commenced the acquisition or origination of mortgages. Annaly International owns 51% of the equity of Annaly.com. The remaining equity of Annaly.com is owned by FIDAC. Mr. Farrell, our Chairman and Chief Executive Officer, is the sole shareholder of FIDAC.

          Our management allocates rent and other office expenses between our affiliates and us. These allocations may create conflicts of interest. In addition, we intend to enter into agreements with our affiliates in the future. These agreements will present potential conflicts of interest. Our management currently allocates rent and other expenses 90% to Annaly and 10% to FIDAC. Our audit committee must approve any change in these allocation percentages. In addition, our management will obtain prior approval of our audit committee prior to entering into any agreements with our affiliates.

We and our shareholders are subject to certain tax risks

     Our failure to qualify as a REIT would have adverse tax consequences

          We believe that since 1997 we have qualified for taxation as a REIT for federal income tax purposes. We plan to continue to meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. The determination that we are a REIT requires an analysis of various factual matters and circumstances that may not be totally within our control. For example, to qualify as a REIT, as least 95% of our gross income must come from certain sources that are itemized in the REIT tax laws. We are also required to distribute to shareholders at least 95% of our REIT taxable income (excluding capital gains) for the taxable year ending December 31, 2000, and at least 90% of our taxable income (excluding capital gains) for subsequent taxable years. Even a technical or inadvertent mistake could jeopardize our REIT status. Furthermore, Congress and the IRS might make changes to the tax laws and regulations, and the courts might issue new rulings that make it more difficult or impossible for us to remain qualified as a REIT.

          If we fail to qualify as a REIT, we would be subject to federal income tax at regular corporate rates. Also, unless the IRS granted us relief under certain statutory provisions, we would remain disqualified as a REIT for four years following the year we first fail to qualify. If we fail to qualify as a REIT, we would have to pay significant income taxes and would therefore have less money available for investments or for distributions to our shareholders. This would likely have a significant adverse effect on the value of our securities. In addition, we would no longer be required to make any distributions to our shareholders.

     We have certain distribution requirements

          As a REIT, we must distribute 95% of our annual taxable income for the taxable year ending December 31, 2000 and 90% of our annual taxable income for subsequent years. The required distribution limits the amount we have available for other business purposes, including amounts to fund our growth. Also, it is possible that because of the differences between the time we actually receive revenue or pay expenses and the period we report those items for distribution purposes, we may have to borrow funds on a short-term basis to meet these requirements.

     We are also subject to other tax liabilities

          Even if we qualify as a REIT, we may be subject to certain federal, state and local taxes on our income and property. Any of these taxes would reduce our operating cash flow.

Loss of Investment Company Act exemption would adversely affect us

     We intend to conduct our business so as not to become regulated as an investment company under the Investment Company Act. If we fail to qualify for this exemption, our ability to use leverage would be substantially reduced and we would be unable to conduct our business as described in this prospectus.

     The Investment Company Act exempts entities that are primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate. Under the current interpretation of the staff of the SEC, in order to qualify for this exemption, we must maintain at least 55% of our assets directly in these qualifying real estate interests. Mortgage-backed securities that do not represent all the certificates issued with respect to an underlying pool of mortgages may be treated as securities separate from the underlying mortgage loans and, thus, may not qualify for purposes of the 55% requirement. Therefore, our ownership of these mortgage-backed securities is limited by the provisions of the Investment Company Act. In addition, in meeting the 55% requirement under the Investment Company Act, we treat as qualifying interests mortgage-backed securities issued with respect to an underlying pool as to which we hold all issued certificates. If the SEC or its staff adopts a contrary interpretation, we could be required to sell a substantial amount of our mortgage-backed securities, under potentially adverse market conditions. Further, in order to insure that we at all times qualify for the exemption from the Investment Company Act, we may be precluded from acquiring mortgage-backed securities whose yield is somewhat higher than the yield on mortgage-backed securities that could be purchased in a manner consistent with the exemption. The net effect of these factors may be to lower our net income.

We may change our policies without stockholder approval

     Our Board of Directors and management determine all of our policies, including our investment, financing and distribution policies. Although they have no current plans to do so, they may amend or revise these policies at any time without a vote of our stockholders. Policy changes could adversely affect our financial condition, results of operations, the market price of our common stock or our ability to pay dividends or distributions.

ITEM 2.   PROPERTIES

     Our executive and administrative office is located at 12 East 41st Street, Suite 700, New York, New York 10017, telephone 212-696-0100. This office is leased under a lease expiring December 2007.

ITEM 3.   LEGAL PROCEEDINGS

     At December 31, 1999, there were no pending legal proceedings to which we were a party, or to which any of our property was subject.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We did not submit any matters to a vote of the Company's stockholders during the fourth quarter of 1999.

                                      PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock began trading publicly on October 8, 1997 and is traded on the New York Stock Exchange under the trading symbol "NLY". As of March 15, 2000, we had 13,743,363 shares of common stock issued and outstanding which were held by 4,641 holders of record.

     The following table sets forth, for the periods indicated, the high, low, and closing sales prices per share of common stock as reported on the New York Stock Exchange composite tape and the cash dividends declared per share of our common stock.

                                                          Stock Prices
                                                  ----------------------------
                                                  High        Low        Close
                                                  ----        ---        -----
First Quarter ended March 31, 1999               $10.25      $ 7.94      $10.25
Second Quarter ended June 30, 1999               $11.38      $ 9.31      $11.25
Third Quarter ended September 30, 1999           $11.50      $ 9.19      $ 9.31
Fourth Quarter ended December 31, 1999           $ 9.44      $ 8.06      $ 8.75


First Quarter ended March 31, 1998               $11.75      $10.00      $11.81
Second Quarter ended June 30, 1998               $11.31      $ 8.69      $ 9.06
Third Quarter ended September 30, 1998           $ 9.00      $ 6.75      $ 8.13
Fourth Quarter ended December 31, 1998           $ 9.00      $ 6.13      $ 8.25

                                                         Cash Dividends
                                                       Declared Per Share
                                                       ------------------
First Quarter ended March 31, 1999                           $0.33
Second Quarter ended June 30, 1999                           $0.35
Third Quarter ended September 30, 1999                       $0.35
Fourth Quarter ended December 31, 1999                       $0.35

First Quarter ended March 31, 1998                           $0.32
Second Quarter ended June 30, 1998                           $0.32
Third Quarter ended September 30, 1998                       $0.27
Fourth Quarter ended December 31, 1998                       $0.305

     We intend to pay quarterly dividends and to make distributions to our stockholders in amounts that all or substantially all of our taxable income in each year (subject to certain adjustments) is distributed. This will enable us to qualify for the tax benefits accorded to a REIT under the Code. All distributions will be made at the discretion of our Board and will depend on our earnings, our financial condition , maintenance of our REIT status and such other factors as our Board of Directors may deem relevant from time to time.

ITEM 6.   SELECTED FINANCIAL DATA

     The following selected financial data are derived from our audited financial statements for the years ended December 31, 1999 and 1998, and the period ended December 31, 1997. The selected financial data should be read in conjunction with the more detailed information contained in the Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

                             SELECTED FINANCIAL DATA
                (dollars in thousands, except for per share data)

                                                                                                 February 18,
                                                                                                     1997
                                                                                                (commencement
                                                              For the Year     For the Year     of operations)
                                                                 Ended            Ended            through
                                                              December 31,     December 31,      December 31,
                                                                  1999            1998             1997(1)
                                                              ------------------------------------------------
Statement of Operations Data:

   Days in period                                                     365              365               317
   Interest income                                                $89,812          $89,986           $24,713
   Interest expense                                                69,846           75,735            19,677
                                                              ------------------------------------------------
   Net interest income                                            $19,966          $14,251           $ 5,036
   Gain on sale of mortgage-backed securities                         454            3,344               735
   General and administrative expenses (G&A expense)                2,281            2,106               852
                                                              ------------------------------------------------
   Net income                                                     $18,139          $15,489           $ 4,919
                                                              ================================================
   Basic net income per average share                               $1.41            $1.22             $0.83
   Diluted net income per average share                             $1.35            $1.19             $0.80
   Dividends declared per average share                             $1.38            $1.21             $0.79

Balance Sheet Data:                                           December 31,     December 31,      December 31,
                                                                  1999             1998              1997
                                                              ------------------------------------------------
   Mortgage-Backed Securities, net                             $1,437,793       $1,520,289        $1,161,779
   Total assets                                                 1,491,322        1,527,352         1,167,740
   Repurchase agreements                                        1,338,296        1,280,510           918,869
   Total liabilities                                            1,388,050        1,401,481         1,032,654
   Stockholders' equity                                           103,272          125,871           135,086
   Number of common shares outstanding                         13,581,316       12,648,424        12,713,900

Other Data:

   Average total assets                                        $1,473,765       $1,499,875          $476,855
   Average borrowings                                           1,350,230        1,360,040           404,140
   Average equity                                                 117,685          131,265            61,096
   Yield on interest earning assets                                 6.15%            6.16%             6.34%
   Cost of funds on interest bearing liabilities                    5.17%            5.57%             5.61%
     Interest rate spread                                           0.98%            0.59%             0.73%

Annualized Financial Ratios:

   Net interest margin (net interest income/average
     total assets)                                                  1.35%            0.95%             1.22%
   G&A expense as a percentage of average assets                    0.15%            0.14%             0.21%
   G&A expense as a percentage of average equity                    1.94%            1.60%             1.61%
   Return on average assets                                         1.23%            1.03%             1.19%
   Return on average equity                                        15.41%           11.80%             9.27%

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

     We commenced operations on February 18, 1997 upon the consummation of a private placement. We completed our initial public offering on October 14, 1997.

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

Results of Operations: For the Years Ended December 31, 1999 and 1998

     Net Income Summary

     For the year ended December 31, 1999, our GAAP net income was $18.1 million, or $1.41 basic earnings per average share, as compared to $15.5 million, or $1.22 basic earnings per average share, for the year ended December 31, 1998. We compute our GAAP net income per share by dividing net income by the weighted average number of shares of outstanding common stock during the period, which was 12,889,510 for the year ended December 31, 1999 and 12,709,116 for the year ended December 31, 1998. Dividends per weighted average number of shares outstanding for the year ended December 31, 1999 was $1.38 per share, or $18.0 million in total. Dividends per weighted average number of shares outstanding for the year ended December 31, 1998 was $1.22 per share, or $15.4 million in total. Our return on average equity was 15.41% for the year ended December 31, 1999 and 11.80% year ended December 3`, 1998.

                               Net Income Summary

                                                      Year Ended            Year Ended
                                                  December 31, 1999     December 31, 1998
                                                     -----------           -----------
Interest Income                                      $    89,812           $    89,986
Interest Expense                                          69,846                75,735
                                                     -----------           -----------
Net Interest Income                                       19,966                14,251
Gain on Sale of Mortgage-Backed Securities                   454                 3,344
General and Administrative Expenses                        2,281                 2,106
                                                     -----------           -----------
Net Income                                           $    18,139           $    15,489
                                                     ===========           ===========

Average Number of Basic Shares Outstanding            12,889,510            12,709,116
Average Number of Diluted Shares Outstanding          13,454,007            13,020,648

Basic Net Income Per Share                           $      1.41           $      1.22
Diluted Net Income Per Share                         $      1.35           $      1.19

Average Total Assets                                 $ 1,473,765           $ 1,499,875
Average Equity                                       $   117,685           $   131,265

Annualized Return on Average Assets                        1.23%                 1.03%
Annualized Return on Average Equity                       15.41%                11.80%

     Taxable Income and GAAP Income

     For the years ended December 31, 1999 and 1998, our income as calculated for tax purposes (taxable income) differed from income as calculated according to GAAP (GAAP income). Our taxable income for the year ended December 31, 1999 was approximately $18.4 million, or $1.43 per share, as compared to taxable income of $16.5 million, or $1.30 per share, for the year ended December 31, 1998. The differences were in the calculations of premium and discount amortization, gains on sale of mortgage-backed securities, and general and administrative expenses.

     The distinction between taxable income and GAAP income is important to our stockholders because dividends are declared on the basis of taxable income. While we do not pay taxes so long as we satisfy the requirements for exemption from taxation pursuant to the REIT provisions of the Internal Revenue Code, each year we complete a corporate tax form on which taxable income is calculated as if we were to be taxed. This taxable income level determines the amount of dividends we can pay out over time. The table below presents the major differences between our GAAP and taxable income for the years ended December 31, 1999, 1998, and 1997, and the four quarters in 1999

                                 Taxable Income

                                            Taxable General       Taxable        Taxable Gain
                                                   &              Mortgage        on Sale of
                                GAAP Net     Administrative     Amortization      Securities      Taxable Net
                                 Income       Differences       Differences       Differences        Income
                                 ------       -----------       -----------       -----------        ------
                                                            (dollars in thousands)
For the Year Ended
  December 31, 1999             $18,139            $9              $814              ($525)         $18,437

For the Year Ended
  December 31, 1998             $15,489            $6              $959                $23          $16,477

For the Period Ended
  December 31, 1997             $ 4,919            $3              ($92)               $54          $ 4,884

-------------------------------------------------------------------------------------------------------------
For the Quarter Ended
  December 31, 1999             $ 4,444            $2               $21              ($288)         $ 4,179

For the Quarter Ended
  September 30, 1999            $ 4,513            $5              ($14)             ($235)         $ 4,269

For the Quarter Ended
   June 30, 1999                $ 4,864            $2              $363                 --          $ 5,229

For the Quarter Ended
  March 31, 1999                $ 4,318            --              $444                ($2)         $ 4,760

     Interest Income and Average Earning Asset Yield

     We had average earning assets of $1.5 billion for the year ended December 31, 1999 and 1998. Our primary source of income for the years ended December 31, 1999 and 1998 was interest income. A portion of our income was generated by gains on the sales of our mortgage-backed securities. Our interest income was $89.8 million for the year ended December 31, 1999 and $90.0 million for the year ended December 31, 1998. Our yield on average earning assets was 6.15% and 6.16% for the same respective periods. Our average earning asset balance decreased by $756,000 for the year ended December 31, 1999 as compared to the year ended December 31, 1998. Interest income decreased by $174,000 for the year ended December 31, 1999 over prior year, the due to the slight decline in the average earning asset balance and yield. The table below shows our average balance of cash equivalents and mortgage-backed securities, the yields we earned on each type of earning assets, our yield on average earning assets and our interest income for the years ended December 31, 1999 and 1998, and the period ended December 31, 1997, and the four quarters in 1999.

                           Average Earning Asset Yield

                                                                                           Yield on
                                                      Average                  Yield on     Average     Yield on
                                          Average    Mortgage-     Average      Average    Mortgage-     Average
                                           Cash        Backed      Earning       Cash        Backed      Earning   Interest
                                        Equivalents  Securities     Assets    Equivalents  Securities     Assets     Income
                                        -----------  ----------     ------    -----------  ----------     ------     ------
                                                                      (dollars in thousands)
For the Year Ended December 31, 1999       $221      $1,461,033   $1,461,254     4.10%        6.15%        6.15%     $89,812

For the Year Ended December 31, 1998         $2      $1,461,789   $1,461,791     4.32%        6.16%        6.16%     $89,986

For the Period Ended December 31, 1997      $30        $448,276     $448,306     4.20%        6.34%        6.34%     $24,713
----------------------------------------------------------------------------------------------------------------------------
For the Quarter Ended December 31, 1999      $2      $1,420,308   $1,420,310     4.05%        6.58%        6.58%     $23,371

For the Quarter Ended September 30, 1999   $877      $1,416,525   $1,417,404     4.10%        6.26%        6.25%     $22,161

For the Quarter Ended June 30, 1999          $2      $1,504,669   $1,504,671     4.30%        5.92%        5.92%     $22,265

For  the Quarter Ended March 31, 1999        $2      $1,502,627   $1,502,629     4.01%        5.87%        5.87%     $22,015

     The constant prepayment rate (or CPR) on our mortgage-backed securities for the year ended December 31, 1999 was 18% and for the year ended December 31, 1998 was 23%. CPR is an assumed rate of prepayment for our mortgage-backed securities, expressed as an annual rate of prepayment relative to the outstanding principal balance of our mortgage-backed securities. CPR does not purport to be either a historical description of the prepayment experience of our mortgage-backed securities or a prediction of the anticipated rate of prepayment of our mortgage-backed securities.

     Principal prepayments had a negative effect on our earning asset yield for the years ended December 31, 1999 and 1998 because we adjust our rates of premium amortization and discount accretion monthly based upon the effective yield method, which takes into consideration changes in prepayment speeds.

     Interest Expense and the Cost of Funds

     We anticipate that our largest expense will be the cost of borrowed funds. We had average borrowed funds of $1.4 billion and total interest expense of $69.8 million for the year ended December 31, 1999. We had average borrowed funds of $1.4 billion and total interest expense of $75.7 million for the year ended December 31, 1998. Our average cost of funds was 5.17% for the year ended December 31, 1999 and 5.57% for the year ended December 31, 1998. The cost of funds rate declined 0.40% and the average borrowed funds declined by $9.8 million for the year ended December 31, 1999 when compared to the year ended December 31, 1998; consequently, interest expense decreased by 8%.

     With our current asset/liability management strategy, changes in our cost of funds are expected to be closely correlated with changes in short-term LIBOR, although we may choose to extend the maturity of our liabilities at any time. Our average cost of funds was 0.08% below one-month LIBOR for the year ended December 31, 1999 and equal to average one-month LIBOR for the year ended December 31, 1998. We generally have structured our borrowings to adjust with one-month LIBOR because we believe that one-month LIBOR may continue to be lower than six-month LIBOR in the present interest rate environment. During the year ended December 31, 1999, average one-month LIBOR, which was 5.25%, was 0.28% lower than average six-month LIBOR, which was 5.53%. During the year ended December 31, 1998, average one-month LIBOR, which was 5.57%, was 0.03% higher than average six-month LIBOR, which was 5.54%.

     The table below shows our average borrowed funds and average cost of funds as compared to average one-month and average six-month LIBOR for the years ended December 31, 1999 and 1998, the period ended December 31, 1997 and the four quarters in 1999.



                              Average Cost of Funds

                                                                                       Average       Average    Average
                                                                                       One-Month      Cost        Cost
                                                                                         LIBOR       of Funds   of Funds
                                                                  Average              Relative to Relative to Relative to
                             Average                   Average      One-     Average     Average     Average     Average
                            Borrowed       Interest    Cost of     Month    Six-Month   Six-Month   One-Month   Six-Month
                             Funds         Expense      Funds      LIBOR      LIBOR       LIBOR       LIBOR       LIBOR
                           ----------      -------      -----      -----      -----      -------     -------     -------
                                                              (dollars in thousands)
For the Year Ended
  December 31, 1999        $1,350,230      $69,846      5.17%      5.25%      5.53%      (0.28%)     (0.08%)     (0.36%)

For the Year Ended
  December 31, 1998        $1,360,040      $75,735      5.57%      5.57%      5.54%       0.03%         --        0.03%

For the Period Ended
  December 31, 1997          $404,140      $19,677      5.61%      5.67%      5.87%      (0.20%)     (0.06%)     (0.26%)
--------------------------------------------------------------------------------------------------------------------------
For the Quarter Ended
  December 31, 1999        $1,324,326      $18,597      5.61%      5.78%      6.08%      (0.30%)     (0.17%)     (0.47%)

For the Quarter Ended
  September 30, 1999       $1,320,776      $17,232      5.22%      5.28%      5.80%      (0.52%)     (0.06%)     (0.58%)

For the Quarter Ended
  June 30, 1999            $1,374,154      $16,865      4.91%      4.96%      5.19%      (0.23%)     (0.05%)     (0.28%)

For the Quarter Ended
  March 31, 1999           $1,381,663      $17,151      4.97%      4.96%      5.05%      (0.09%)      0.01%      (0.08%)

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

     Net Interest Income

     Our net interest income, which equals interest income less interest expense, totaled $20.0 million for the year ended December 31, 1999 and $14.3 million for the year ended December 31, 1998. Our net interest income increased because of lower funding costs for the year. Our net interest spread, which equals the yield on our average assets for the period less the average cost of funds for the period, was 0.98% for the year ended December 31, 1999 as compared to 0.59% for the year ended December 31, 1998. This 0.39% increase in spread income is reflected in the $6.7 million increase in net interest income. Net interest margin, which equals net interest income divided by average interest earning assets, was 1.35% for the year ended December 31, 1999 and 0.95% for the year ended December 31, 1998. The principal reason that net interest margin exceeded net interest spread is that average interest earning assets exceeded average interest bearing liabilities. A portion of our assets is funded with equity rather than borrowings. We did not have any interest rate agreement expenses to date.

     The table below shows our interest income by earning asset type, average earning assets by type, total interest income, interest expense, average repurchase agreements, average cost of funds, and net interest income for the years ended December 31, 1999 and 1998, the period ended December 31, 1997, and the four quarters in 1999.

                            GAAP Net Interest Income

                           Average       Interest                         Yield on
                          Mortgage-     Income on                         Average      Average
                            Backed       Mortgage-    Average     Total   Interest    Balance of               Average      Net
                          Securities      Backed       Cash     Interest  Earning     Repurchase    Interest     Cost     Interest
                             Held       Securities  Equivalents  Income    Assets     Agreements     Expense   of Funds    Income
                          ----------     -------       ----     -------     -----     ----------     -------     -----     -------
For the Year Ended
  December 31, 1999       $1,461,033     $89,801       $221     $89,812     6.15%     $1,350,230     $69,846     5.17%     $19,966

For the Year Ended
  December 31, 1998       $1,461,789     $89,986         $2     $89,986     6.16%     $1,360,040     $75,735     5.57%     $14,251

For the Period Ended
  December 31, 1997         $448,276     $24,682        $31     $24,713     6.34%       $404,140     $19,677     5.61%      $5,036
-----------------------------------------------------------------------------------------------------------------------------------
For the Quarter Ended
  December 31, 1999       $1,420,308     $23,372         $2     $23,372     6.58%     $1,324,326     $18,597     5.61%      $4,774

For the Quarter Ended
  September 30, 1999      $1,416,525     $22,151       $877     $22,160     6.26%     $1,320,776     $17,232     5.22%      $4,929

For the Quarter Ended
  June 30, 1999           $1,504,669     $22,265         $2     $22,265     5.92%     $1,374,154     $16,865     4.91%      $5,399

For the Quarter Ended
  March 31, 1999          $1,502,629     $22,015         $2     $22,015     5.87%     $1,381,663     $17,151     4.97%      $4,864

     Gains and Losses on Sales of Mortgage-Backed Securities

     For the year ended December 31, 1999, we sold mortgage-backed securities with an aggregate historical amortized cost of $167.3 million for an aggregate gain of $455,000. For the year ended December 31, 1998, we sold mortgage-backed securities with an aggregate historical amortized cost of $565.2 million for an aggregate gain of $3.3 million. As stated above, our gain on the sale of assets declined substantially. For the year ended December 31, 1999, there was a greater emphasis on spread income and not gains. The difference between the sale price and the historical amortized cost of our mortgage-backed securities is a realized gain and increases income accordingly. We do not expect to sell assets on a frequent basis, but may from time to time sell existing assets to move into new assets, which our management believes might have higher risk-adjusted returns, or to manage our balance sheet as part of our asset/liability management strategy.

     Credit Losses

     We have not experienced credit losses on our mortgage-backed securities to date. We have limited our exposure to credit losses on our mortgage-backed securities by purchasing only securities, issued or guaranteed by FNMA, FHLMC or GNMA, which, although not rated, carry an implied "AAA" rating.

     General and Administrative Expenses

     G&A expenses were $2.3 million for the year ended December 31, 1999 and $2.1 million for the year ended December 31, 1998. G&A expenses as a percentage of average assets was 0.15% and 0.14% for the years ended December 31, 1999 and 1998, respectively. G&A expenses increased by $175,000 for 1999, when compared to 1998. Salaries and benefits increased by $102,000, with the addition of one employee and higher benefits cost. Also, accounting, legal, and printing cost increased for the year as a direct result of secondary offering cost.

                 GAAP G&A Expenses and Operating Expense Ratios

                               Cash                                   Total G&A        Total G&A
                            Compensation    Other                  Expenses/Average Expenses/Average
                            and Benefits     G&A         Total G&A      Assets          Equity
                              Expense      Expenses      Expenses    (annualized)    (annualized)
                              -------      --------      --------    ------------    ------------
                                                  (dollars in thousands)
For the Year Ended
  December 31, 1999           $1,312         $969         $2,281         0.15%           1.94%

For the Year Ended
  December 31, 1998           $1,210         $896         $2,106         0.14%           1.60%

For the Period Ended
  December 31, 1997             $492         $360           $852         0.21%           1.61%
----------------------------------------------------------------------------------------------------
For the Quarter Ended
  December 31, 1999             $304         $292           $596         0.16%           2.21%

For the Quarter Ended
  September 30, 1999            $337         $177           $514         0.14%           1.81%

For the Quarter Ended
  June 30, 1999                 $338         $223           $561         0.15%           1.44%

For the Quarter Ended
  March 31, 1999                $333         $277           $610         0.16%           1.93%

     Net Income and Return on Average Equity

     Our net income was $18.1 million for the year ended December 31, 1999 and $15.5 million for the year ended December 31, 1998. Our return on average equity was 15.4% for the year ended December 31, 1999 and 11.8% for the year ended December 31, 1998. The increase in net income is a direct result of an increase in spread income. As previously mentioned, the substantial decline in interest expense was the primary reason that our earnings increased. The table below shows our net interest income, gain on sale of mortgage-backed securities and G&A expenses each as a percentage of average equity, and the return on average equity for the years ended December 31, 1999, 1998, and 1997, and for the four quarters in 1999.

                     Components of Return on Average Equity

      (Ratios for the Quarters Ended December 31, 1999, September 30, 1999,
                     June 30, 1999, March 31, 1999 and the
                 Period ended December 31, 1997 are annualized)

                                                                Gain on Sale of
                                              Net Interest      Mortgage-Backed         G&A          Return on
                                             Income/Average    Securities/Average Expenses/Average    Average
                                                 Equity              Equity            Equity           Equity
                                                 ------              ------            ------           ------
For the Year Ended December 31, 1999             16.97%              0.38%             1.94%            15.41%
For the Year Ended December 31, 1998             10.85%              2.55%             1.60%            11.80%
For the Period Ended December 31, 1997            9.49%              1.39%             1.61%             9.27%
---------------------------------------------------------------------------------------------------------------
For the Quarter Ended December 30, 1999          17.65%              0.99%             2.21%            16.43%
For the Quarter Ended September 30, 1999         17.40%              0.34%             1.81%            15.93%
For the Quarter Ended June 30, 1999              17.99%              0.08%             1.87%            16.20%
For the Quarter Ended March 31, 1999             15.43%              0.20%             1.93%            13.70%

     Dividends and Taxable Income

     We have elected to be taxed as a REIT under the Internal Revenue Code. Accordingly, we have distributed substantially all of our taxable income for each year since inception to our stockholders, including income resulting from gains on sales of our mortgage-backed securities. From inception through December 31, 1999, approximate taxable income exceeded dividend declarations by $1.7 million, or $0.12 per share, based on the number of shares of common stock outstanding at period end.

                                Dividend Summary

                                        Weighted
                                         Average                   Dividends
                           Taxable        Common      Taxable Net  Declared                Dividend     Cumulative
                             Net          Shares       Income Per    Per       Total        Pay-out     Undistributed
                           Income      Outstanding       Share      Share    Dividends       Ratio     Taxable Income
                           ------      -----------       -----      -----    ---------       -----     --------------
                                                (dollars in thousands, except per share data)
For the Year Ended
  December 31, 1999        $18,437      12,889,510       $1.43      $1.39     $17,978        97.5%         $1,697

For the Year Ended
  December 31, 1998        $16,477      12,709,116       $1.30      $1.21     $15,437        93.7%         $1,234

For the Period Ended
  December 31, 1997         $4,884       5,952,123       $0.82      $0.79      $4,690        96.0%           $194
----------------------------------------------------------------------------------------------------------------------
For the Quarter Ended
  December 31, 1999         $4,179      13,383,426       $0.31      $0.35      $4,754      113.74%         $1,697

For the Quarter Ended
  September 30, 1999        $4,269      12,745,416       $0.34      $0.35      $4,588        91.1%         $2,271

For the Quarter Ended
  June 30, 1999             $5,229      12,697,338       $0.41      $0.35      $4,444        87.1%         $2,589

For the Quarter Ended
  March 31, 1999            $4,760      12,657,884       $0.37      $0.33      $4,190        94.9%         $1,804

Financial Condition

     Mortgage-Backed Securities

     All of our mortgage-backed securities at December 31, 1999 were adjustable-rate or fixed-rate mortgage-backed securities backed by single-family mortgage loans. All of the mortgage assets underlying these mortgage-backed securities were secured with a first lien position on the underlying single-family properties. All our mortgage-backed securities were FHLMC, FNMA or GNMA mortgage pass-through certificates or CMOs, which carry an implied "AAA" rating. We mark-to-market all of our earning assets at liquidation value.

     We accrete discount balances as an increase in interest income over the life of discount mortgage-backed securities and we amortize premium balances as a decrease in interest income over the life of premium mortgage-backed securities. At December 31, 1999 and 1998, we had on our balance sheet a total of $1.1 million and $609,000 respectively, of unamortized discount (which is the difference between the remaining principal value and current historical amortized cost of our mortgage-backed securities acquired at a price below principal value) and a total of $23.6 million and $24.9 million, respectively, of unamortized premium (which is the difference between the remaining principal value and the current historical amortized cost of our mortgage-backed securities acquired at a price above principal value).

     We received mortgage principal repayments of $362.7 million for the year ended December 31, 1999 and $486.3 million for the year ended December 31, 1998. Given our current portfolio composition, if mortgage principal prepayment rates were to increase over the life of our mortgage-backed securities, all other factors being equal, our net interest income would decrease during the life of these mortgage-backed securities as we would be required to amortize our net premium balance into income over a shorter time period. Similarly, if mortgage principal prepayment rates were to decrease over the life of our mortgage-backed securities, all other factors being equal, our net interest income would increase during the life of these mortgage-backed securities as we would amortize our net premium balance over a longer time period.

     The table below summarizes our mortgage-backed securities at December 31, 1999, 1998 and 1997, September 30, 1999, June 30, 1999, and March 31, 1999.

                           Mortgage-Backed Securities

                                                                                                   Estimated
                                                                       Amortized                      Fair         Weighted
                            Principal        Net        Amortized   Cost/Principal   Estimated   Value/Principal   Average
                              Value        Premium         Cost          Value       Fair Value       Value         Yield
                              -----        -------         ----          -----       ----------       -----         -----
                                                              (dollars in thousands)
At December 31, 1999       $1,452,917      $22,444      $1,475,361      101.54%      $1,437,793       98.96%        6.77%
At December 31, 1998       $1,502,414      $24,278      $1,526,692      101.62%      $1,520,289      101.19%        6.43%
At December 31, 1997       $1,138,365      $21,390      $1,159,755      101.88%      $1,161,779      102.06%        6.57%
----------------------------------------------------------------------------------------------------------------------------
At September 30, 1999      $1,402,565      $22,981      $1,425,546      101.64%      $1,401,770       99.94%        6.41%
At June 30, 1999           $1,468,547      $24,985      $1,493,532      101.70%      $1,474,104      100.38%        6.21%
At March 31, 1999          $1,527,530      $26,071      $1,553,601      101.71%      $1,547,618      101.32%        5.94%

     The tables below set forth certain characteristics of our mortgage-backed securities. The index level for adjustable-rate mortgage-backed securities is the weighted average rate of the various short-term interest rate indices, which determine the coupon rate.

            Adjustable-Rate Mortgage-Backed Security Characteristics

                                                                            Weighted                               Principal Value
                                             Weighted                        Average                    Weighted    at Period End
                                             Average   Weighted   Weighted   Term to         Weighted    Average    as % of Total
                            Principal        Coupon     Average  Average Net   Next          Average      Asset    Mortgage-Backed
                             Value            Rate    Index Level  Margin   Adjustment    Lifetime Cap    Yield      Securities
                             -----            ----    -----------  ------   ----------    ------------    -----      ----------
                                                             (dollars in thousands)
At December 31, 1999         $951,839         7.33%      5.84%      1.49%   11 months        10.30%       7.64%        65.51%
At December 31, 1998       $1,030,654         6.84%      5.18%      1.66%   12 months        10.63%       6.42%        68.60%
At December 31, 1997         $994,653         7.13%      5.52%      1.61%   22 months        10.78%       6.50%        87.38%
-----------------------------------------------------------------------------------------------------------------------------------
At September 30, 1999        $889,293         6.76%      5.13%      1.63%   9 months         10.82%       6.14%        63.40%
At June 30, 1999             $941,559         6.67%      4.96%      1.71%   11 months        11.00%       5.84%        64.12%
At March 31, 1999          $1,036,947         6.63%      4.97%      1.66%   11 months        11.01%       5364%        67.88%

               Fixed-Rate Mortgage-Backed Security Characteristics

                                                                              Principal Value
                                                 Weighted       Weighted       as % of Total
                                                 Average         Average      Mortgage-Backed
                             Principal Value   Coupon Rate     Asset Yield       Securities
                             ---------------   -----------     -----------       ----------
                                                   (dollars in thousands)
At December 31, 1999            $501,078          6.58%           7.01%            34.49%
At December 31, 1998            $471,760          6.55%           6.47%            31.40%
At December 31, 1997            $143,712          7.50%           7.08%            12.62%
---------------------------------------------------------------------------------------------
At December 31, 1999
At September 30, 1999           $513,272          6.58%           6.91%            36.60%
At June 30, 1999                $526,988          6.58%           6.88%            35.88%
At March 31, 1999               $401,002          6.82%           6.65%            26.02%

     At December 31, 1999 and 1998 we held mortgage-backed securities with coupons linked to the one-year, three-year, and five-year Treasury indices, one-month LIBOR and the six-month CD rate.

               Adjustable-Rate Mortgage-Backed Securities by Index
                                December 31, 1999

                                                                             1-Year        3-Year        5-Year
                                               One-Month     Six-Month      Treasury      Treasury       Treasury
                                                 LIBOR        CD Rate         Index         Index         Index
                                                 -----        -------         -----         -----         -----
Weighted Average Adjustment Frequency            1 mo.          6 mo.         12 mo.        36 mo.        60 mo.
Weighted Average Term to Next Adjustment         1 mo.          2 mo.         25 mo.        16 mo.        36 mo.
Weighted Average Annual Period Cap                None          1.00%          1.93%         1.57%         1.35%
Weighted Average Lifetime Cap at
  December 31, 1999                              9.20%         11.36%         11.19%        13.23%        11.68%
Mortgage Principal Value as Percentage of
  Mortgage-Backed Securities at
  December 31, 1999                             34.89%          2.12%         22.62%         5.22%         0.66%

               Adjustable-Rate Mortgage-Backed Securities by Index
                                December 31, 1998

                                                                             1-Year        3-Year        5-Year
                                               One-Month     Six-Month      Treasury      Treasury       Treasury
                                                 LIBOR        CD Rate         Index         Index         Index
                                                 -----        -------         -----         -----         -----
Weighted Average Adjustment Frequency            1 mo.          6 mo.         12 mo.        36 mo.        60 mo.
Weighted Average Term to Next Adjustment         1 mo.          3 mo.         23 mo.         9 mo.         2 mo.
Weighted Average Annual Period Cap                None          1.00%          1.83%         2.00%         2.00%
Weighted Average Lifetime Cap at
  December 31, 1998                              9.16%         11.04%         11.76%        13.07%        11.57%
Mortgage Principal Value as Percentage of
  Mortgage-Backed Securities at December 31,
  1998                                          29.60%          3.73%         33.33%         1.62%         0.32%

     Interest Rate Agreements

     Interest rate agreements are assets that are carried on a balance sheet at estimated liquidation value. We have not entered into any interest rate agreements since our inception.

     Borrowings

     To date, our debt has consisted entirely of borrowings collateralized by a pledge of our mortgage-backed securities. These borrowings appear on our balance sheet as repurchase agreements. At December 31, 1999, we had established uncommitted borrowing facilities in this market with twenty-three lenders in amounts, which we believe, are in excess of our needs. All of our mortgage-backed securities are currently accepted as collateral for these borrowings. However, we limit our borrowings, and thus our potential asset growth, in order to maintain unused borrowing capacity and thus increase the liquidity and strength of our balance sheet.

     For the years ended December 31, 1999 and 1998, the term to maturity of our borrowings ranged from one day to one year, with a weighted average original term to maturity of 50 days at December 31, 1999 and 49 days at December 31, 1998. At December 31, 1999, the weighted average cost of funds for all of our borrowings was 5.26% and the weighted average term to next rate adjustment was 20 days. At December 31, 1998, the weighted average cost of funds for all of our borrowings was 5.21% and the weighted average term to next rate adjustment was 29 days.

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

     Stockholders' Equity

     We use "available-for-sale" treatment for our mortgage-backed securities; we carry these assets on our balance sheet at estimated market value rather than historical amortized cost. Based upon this "available-for-sale" treatment, our equity base at December 31, 1999 was $103.3 million, or $7.60 per share. If we had used historical amortized cost accounting, our equity base at December 31, 1999 would have been $140.8 million, or $10.37 per share. Our equity base at December 31, 1998 was $125.9 million, or $9.95 per share. If we had used historical amortized cost accounting, our equity base at December 31, 1998 would have been $132.3 million, or $10.46 per share. During the year ended December 31, 1999, the Company raised additional capital in the amount of $8.2 million through its direct purchase program.

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

                           Unrealized Gains and Losses
                             (dollars in thousands)

                                                At December 31,     At December 31,    At December 31,
                                                     1999                1998               1997
                                                  --------             -------             -------
Unrealized Gain                                     $1,531              $3,302              $3,253
Unrealized Loss                                    (39,100)             (9,706)             (1,229)
                                                  --------             -------             -------
Net Unrealized Gain (Loss)                        ($37,569)            ($6,404)             $2,024
                                                  ========             =======             =======

Net Unrealized Gain (Loss) as % of Mortgage-
  Backed Securities Principal Value                  (2.59%)             (0.43%)              0.18%
Net Unrealized Gain (Loss) as % of Mortgage-
  Backed Securities Amortized Cost                   (2.54%)             (0.42%)              0.17%

     Unrealized changes in the estimated net market value of mortgage-backed securities have one direct effect on our potential earnings and dividends: positive market-to-market changes increase our equity base and allow us to increase our borrowing capacity while negative changes tend to limit borrowing capacity under our capital investment policy. A very large negative change in the net market value of our mortgage-backed securities might impair our liquidity position, requiring us to sell assets with the likely result of realized losses upon sale. "Unrealized Losses on Available for Sale Securities" was $37.6 million, or 2.54% of the amortized cost of our mortgage-backed securities at December 31, 1999. "Unrealized Losses on Available for Sale Securities" was $6.4 million or 0.43% of the amortized cost of our mortgage-backed securities at December 31, 1998.

     The table below shows our equity capital base as reported and on a historical amortized cost basis at December 31, 1999, 1998, and 1997, and September 30, 1999, June 30, 1999 and March 31,1999. Issuances of common stock, the level of GAAP earnings as compared to dividends declared, and other factors influence our historical cost equity capital base. The GAAP reported equity capital base is influenced by these factors plus changes in the "Net Unrealized Losses on Assets Available for Sale" account.

                              Stockholders' Equity

                                                                  GAAP         Historical
                            Historical      Net Unrealized      Reported      Amortized Cost   GAAP Reported
                          Amortized Cost   Gains on Assets     Equity Base      Equity Per     Equity (Book
                            Equity Base   Available for Sale   (Book Value)       Share      Value) Per Share
                            -----------   ------------------   ------------       -----      ----------------
                                            (dollars in thousands, except per share data)
At December 31, 1999          $140,841         ($37,569)         $103,272         $10.37         $ 7.60
At December 31, 1998          $132,275         ($ 6,404)         $125,871         $10.46         $ 9.95
At December 31, 1997          $133,062          $ 2,024          $135,086         $10.47         $10.62
------------------------------------------------------------------------------------------------------------
At September 30, 1999         $136,850         ($23,776)         $113,074         $10.44         $ 8.63
At June 30, 1999              $133,020         ($19,428)         $113,592         $10.48         $ 8.95
At March 31, 1999             $133,055         ($ 1,910)         $131,145         $10.43         $10.28

     Leverage

     Our debt-to-GAAP reported equity ratio at December 31, 1999 and, 1998 was 12.9:1 and 10.1:1, respectively. We generally expect to maintain a ratio of debt-to-equity of between 8:1 and 12:1, although the ratio may vary from this range from time to time based upon various factors, including our management's opinion of the level of risk of our assets and liabilities, our liquidity position, our level of unused borrowing capacity and over-collateralization levels required by lenders when we pledge assets to secure borrowings.

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

     Inflation

     Virtually all of our assets and liabilities are financial in nature. As a result, interest rates and other factors drive our performance far more than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. Our financial statements are prepared in accordance with GAAP and our dividends based upon our net income as calculated for tax purposes; in each case, our activities and balance sheet are measured with reference to historical cost or fair market value without considering inflation.

     Other Matters

     We calculate that our qualified REIT assets, as defined in the Internal Revenue Code, are 99.5% of our total assets at December 31, 1999 and 1998, as compared to the Internal Revenue Code requirement that at least 75% of our total assets be qualified REIT assets. We also calculate that 99.5% and 96.4% of our revenue qualifies for the 75% source of income test, and 100% of its revenue qualifies for the 95% source of income test, under the REIT rules for the years ended December 31, 1999 and 1998, respectively. We also met all REIT requirements regarding the ownership of our common stock and the distribution of our net income. Therefore, as of December 31, 1999 and 1998, we believe that we qualified as a REIT under the Internal Revenue Code.

     We at all times intend to conduct our business so as not to become regulated as an investment company under the Investment Company Act. If we were to become regulated as an investment company, then our use of leverage would be substantially reduced. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" (qualifying interests). Under current interpretation of the staff of the SEC, in order to qualify for this exemption, we must maintain at least 55% of our assets directly in qualifying interests. In addition, unless certain mortgage securitites represent all the certificates issued with respect to an underlying pool of mortgages, the mortgage-backed securities may be treated as securities separate from the underlying mortgage loans and, thus, may not be considered qualifying interests for purposes of the 55% requirement. We calculate that as of December 31, 1999 and 1998 we were in compliance with this requirement.

ITEM. 7A  QUANTITATIVE AND QUALITIATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

     Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. The primary market risk to which we are exposed is interest rate risk, which is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest-earning assets and the interest expense incurred in connection with our interest-bearing liabilities, by affecting the spread between our interest-earning assets and interest-bearing liabilities. Changes in the level of interest rates also can affect the value of our mortgage-backed securities and our ability to realize gains from the sale of these assets. We may utilize a variety of financial instruments, including interest rate swaps, caps, floors and other interest rate exchange contracts, in order to limit the effects of interest rates on our operations. If we use these types of derivatives to hedge the risk of interest-earning assets or interest-bearing liabilities, we may be subject to certain risks, including the risk that losses on a hedge position will reduce the funds available for payments to holders of securities and that the losses may exceed the amount we invested in the instruments. To date, we have not purchased any hedging instruments.

     Our profitability and the value of our portfolio may be adversely affected during any period as a result of changing interest rates. The following table quantifies the potential changes in net interest income and portfolio value should interest rates go up or down 200 basis points, assuming the yield curves of the rate shocks will be parallel to each other and the current yield curve. All changes in income and value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at December 31, 1999 and various estimates regarding prepayment and all activities are made at each level of rate shock. Actual results could differ significantly from these estimates.

                            Projected Percentage Change in    Projected Percentage Change in
Change in Interest Rate           Net Interest Income                 Portfolio Value
--------------------------------------------------------------------------------------------
-200 Basis Points                         38%                                2%
-100 Basis Points                         12%                                1%
-50 Basis Points                           3%                                0%
Base Interest Rate
+50 Basis Points                         (20%)                              (2%)
+100 Basis Points                        (37%)                              (3%)
+200 Basis Points                        (61%)                              (5%)

ASSET AND LIABILITY MANAGEMENT

     Asset and liability management is concerned with the timing and magnitude of the repricing of assets and liabilities. We attempt to control risks associated with interest rate movements. Methods for evaluating interest rate risk include an analysis of our interest rate sensitivity "gap", which is the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities. A gap is considered negative when the amount of interest-rate sensitive liabilities exceeds interest-rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to affect net interest income adversely. Because different types of assets and liabilities with the same or similar maturities may react differently to changes in overall market rates or conditions, changes in interest rates may affect net interest income positively or negatively even if an institution were perfectly matched in each maturity category.

     The following table sets forth the estimated maturity or repricing of our interest-earning assets and interest-bearing liabilities at December 31, 1999. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except adjustable-rate loans, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature. Mortgage-backed securities reflect estimated prepayments that were estimated based on analyses of broker estimates, the results of a prepayment model that we utilized and empirical data. Our management believes that these assumptions approximate actual experience and considers them reasonable; however, the interest rate sensitivity of our assets and liabilities in the table could vary substantially if different assumptions were used or actual experience differs from the historical experience on which the assumptions are based.

                                                                           More than 1
                                          Within 3                           Year to 3       3 Years and
                                           Months         4-12 Months          Years             Over           Total
                                        -----------        ---------        -----------        --------       ----------
Rate Sensitive Assets:
  Mortgage-Backed Securities            $   528,728        $ 172,905        $   129,032        $622,252       $1,452,917

Rate Sensitive Liabilities:
  Repurchase Agreements                   1,223,183          115,113                                          $1,338,296
                                        -----------        ---------        -----------        --------       ----------

Interest rate sensitivity gap           ($  694,455)       $  57,792        $   129,032        $622,252       $  114,624
                                        ===========        =========        ===========        ========       ==========

Cumulative rate sensitivity gap         ($  694,455)       ($636,663)       ($  507,631)       $114,621
                                        ===========        =========        ===========        ========

Cumulative interest rate
sensitivity gap as a percentage of
total rate-sensitive assets                     (45%)            (44%)              (35%)             8%

     Our analysis of risks is based on management's experience, estimates, models and assumptions. These analyses rely on models which utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or implementation of investment decisions by our management may produce results that differ significantly form the estimates and assumptions used in our models and the projected results shown in the above tables and in this report. These analyses contain certain forward-looking statements and are subject to the safe harbor statement set forth under the heading, "Special Note Regarding Forward-Looking Statements."

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our financial statements and the related notes, together with the Independent Auditors' Report thereon, are set forth on pages F-1 through F-14 of this Form 10-K.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10   DIRECTORS AND OFFICERS OF THE REGISTRANT

     The information required by Item 10 is incorporated herein by reference to the definitive proxy statement we are filing pursuant to Regulation 14A under the headings "Election of Directors," "Nominees for Directors of the Company," "Board of Directors," and "Management of the Company."

ITEM 11   EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated herein by reference to the definitive proxy statement we are filing pursuant to Regulation 14A under the heading "Executive Compensation."

ITEM 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is incorporated herein by reference to the definitive proxy statement we are filing pursuant to Regulation 14A under the heading "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is incorporated herein by reference to the definitive proxy statement we are filing pursuant to Regulation 14A under the heading "Certain Transactions."

                                     PART IV

ITEM 14   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   Documents filed as part of this report:

1.    Financial Statements.

2.    Schedules to Financial Statements:

     All financial statement schedules not included have been omitted because they are either inapplicable or the information required is provided in our Financial Statements and Notes thereto, included in Part II, Item 8, of this Annual Report on Form 10-K.

3.    Exhibits:

3.1 Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-11 (Registration No. 333-32913) filed with the Securities and Exchange Commission on August 5,
      1997).

3.2 Articles of Amendment and Restatement of the Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-11 (Registration No. 333-32913) filed with the Securities and Exchange Commission on August 5, 1997).

3.3   Bylaws of the Registrant, as amended (incorporated by reference to Exhibit
      3.3 to our Registration Statement on Form S-11 (Registration No. 333-32913) filed with the Securities and Exchange Commission on August 5,
      1997).

4.1   Specimen Common Stock Certificate (incorporated by reference to Exhibit
      4.1 to Amendment No. 1 to our Registration Statement on Form S-11(Registration No. 333-32913) filed with the Securities and Exchange Commission on September 17, 1997.

10.1 Purchase Agreement, dated February 12, 1997, between the Registrant and Freedman, Billings, Ramsey & Co., Inc. ("FBR") (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-11 (Registration No. 333-32913) filed with the Securities and Exchange Commission on August 5, 1997).

10.2 Registration Rights Agreement, dated February 12, 1997, between the Registrant and FBR (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-11 (Registration No. 333-32913) filed with the Securities and Exchange Commission on August 5, 1997).

10.3 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-11 (Registration No. 333-32913) filed with the Securities and Exchange Commission on August 5, 1997).

10.4 Employment Agreement, effective as of January 27, 1997, between the Company and Michael A.J. Farrell (incorporated by reference to Exhibit
      10.4 to our Registration Statement on Form S-11 (Registration No. 333-32913) filed with the Securities and Exchange Commission on August 5,
      1997).

10.5 Employment Agreement, effective as of January 27, 1997, between the Company and Timothy J. Guba (incorporated by reference to Exhibit 10.5 to our Registration Statement on Form S-11 (Registration No. 333-32913) filed with the Securities and Exchange Commission on August 5, 1997).

10.6 Employment Agreement, effective as of January 27, 1997, between the Company and Wellington J. St. Claire (incorporated by reference to Exhibit
      10.6 to our Registration Statement on Form S-11 (Registration No. 333-32913) filed with the Securities and Exchange Commission on August 5,
      1997).

10.7  Form of Master Repurchase Agreement (incorporated by reference to Exhibit
      10.7 to our Registration Statement on Form S-11 (Registration No. 333-32913) filed with the Securities and Exchange Commission on August 5,
      1997).

10.8 Form of Purchase Agreement between the Company and the purchasers in the Direct Offering (incorporated by reference to Exhibit 10.8 to our Registration Statement on Form S-11 (Registration No. 333-32913) filed with the Securities and Exchange Commission on August 5, 1997).

10.9 Employment Agreement, effective as of November 1, 1997, between the Company and Kathryn F. Fagan (incorporated by reference to Exhibit 10.9 to our Form 10-K for the fiscal year ended December 31, 1997).

23.1  Consent of Independent Accountants.

27    Financial Data Schedule.

(b)   Reports on Form 8-K

     We have not filed any reports on Form 8-K during the last quarter of the period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ANNALY MORTGAGE MANAGEMENT, INC.

Date:  March 29, 2000                   By: /s/ Michael A. J. Farrell
                                            ----------------------------
                                            Michael A. J. Farrell
                                            Chairman and Chief Executive Officer

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

             Signature                             Title                                       Date
             ---------                             -----                                       ----

/s/  KEVIN P. BRADY                 Director                                              March 29, 2000
     -------------------------
     Kevin P. Brady


/s/  KATHRYN F. FAGAN               Chief Financial Officer and Treasurer                 March 29, 2000
     -------------------------      (principal financial and accounting officer)
     Kathryn F. Fagan


/s/  MICHAEL A.J. FARRELL           Chairman of the Board, Chief Executive Officer        March 29, 2000
     -------------------------      and Director (principal executive officer)
     Michael A. J. Farrell

/s/  TIMOTHY J. GUBA                President, Chief Operating Officer and Director       March 29,2000
     -------------------------
     Timothy J. Guba

/s/  JOHN A. LAMBIASE               Director                                              March 29, 2000
     -------------------------
     John A. Lambiase

/s/  WELLINGTON J. ST. CLAIRE       Vice Chairman of the Board, Chief Investment          March 29, 2000
     -------------------------      Officer and Director
     Wellington J. St. Claire

Annaly Mortgage Management, Inc.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                                                            Page

INDEPENDENT AUDITORS' REPORT                                                F-2

FINANCIAL STATEMENTS FOR THE YEARS ENDED
   DECEMBER 31, 1999 AND 1998:

   Balance Sheets                                                           F-3

   Statements of Operations                                                 F-4

   Statements of Stockholders' Equity                                       F-5

   Statement of Cash Flows                                                  F-6

   Notes to Financial Statements                                            F-7

INDEPENDENT AUDITORS' REPORT

To the Stockholders of
Annaly Mortgage Management, Inc.

We have audited the accompanying balance sheets of Annaly Mortgage Management, Inc. (the "Company") as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1999 and 1998 and the results of its operations and its cash flows for the year ended December 31, 1999 and 1998 in conformity with generally accepted accounting principles.

February 11, 2000

Deloitte & Touche
New York, New York

ANNALY MORTGAGE MANAGEMENT, INC.

BALANCE SHEETS
DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

ASSETS                                                          1999                 1998
CASH AND CASH EQUIVALENTS                                 $        71,918      $        69,020

MORTGAGE-BACKED SECURITIES - At fair value                  1,437,792,631        1,520,288,762

RECEIVABLE FOR MORTGAGE-BACKED
  SECURITIES SOLD                                              46,402,360                 --

ACCRUED INTEREST RECEIVABLE                                     6,857,683            6,782,043

OTHER ASSETS                                                      197,896              212,214
                                                          ---------------      ---------------

TOTAL ASSETS                                              $ 1,491,322,488      $ 1,527,352,039
                                                          ===============      ===============


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:

  Repurchase agreements                                   $ 1,338,295,750      $ 1,280,510,000
  Payable for Mortgage-Backed Securities purchased             38,154,012          111,921,205
  Accrued interest payable                                      6,682,687            5,052,626
  Dividends payable                                             4,753,461            3,857,663
  Accounts payable                                                164,100              139,236
                                                          ---------------      ---------------

           Total liabilities                                1,388,050,010        1,401,480,730
                                                          ---------------      ---------------

STOCKHOLDERS' EQUITY:
  Common stock: par value $.01 per share;
    100,000,000 authorized, 13,581,316 and 12,648,424
    shares issued and outstanding, respectively                   135,813              126,484
  Additional paid-in capital                                  140,262,657          131,868,108
  Accumulated other comprehensive loss                        (37,568,510)          (6,404,275)
  Retained earnings                                               442,518              280,992
                                                          ---------------      ---------------

          Total stockholders' equity                          103,272,478          125,871,309
                                                          ---------------      ---------------

TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                                                 $ 1,491,322,488      $ 1,527,352,039
                                                          ===============      ===============


See notes to financial statements.

ANNALY MORTGAGE MANAGEMENT, INC.

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

                                                                      1999              1998
INTEREST INCOME:
  Mortgage-Backed Securities                                     $ 89,801,353      $ 89,985,526
  Other interest income                                                10,641               105
                                                                 ------------      ------------

           Total interest income                                   89,811,994        89,985,631

INTEREST EXPENSE:
  Repurchase agreements                                            69,846,206        75,735,280
                                                                 ------------      ------------

NET INTEREST INCOME                                                19,965,788        14,250,351

GAIN ON SALE OF MORTGAGE-BACKED
  SECURITIES                                                          454,782         3,344,106

GENERAL AND ADMINISTRATIVE EXPENSES                                 2,281,290         2,105,534
                                                                 ------------      ------------

NET INCOME                                                         18,139,280        15,488,923
                                                                 ------------      ------------

OTHER COMPREHENSIVE LOSS:
  Unrealized loss on available-for-sale securities                (30,709,453)       (5,083,920)
  Less reclassification adjustment for gains included in net
    income                                                           (454,782)       (3,344,106)
                                                                 ------------      ------------

           Other comprehensive gain (loss)                        (31,164,235)       (8,428,026)
                                                                 ------------      ------------

COMPREHENSIVE INCOME                                             $(13,024,955)     $  7,060,897
                                                                 ============      ============

NET INCOME PER SHARE:
  Basic                                                          $       1.41      $       1.22
                                                                 ============      ============

  Diluted                                                        $       1.35      $       1.19
                                                                 ============      ============

AVERAGE NUMBER OF SHARES OUTSTANDING:
  Basic                                                            12,889,510        12,709,116
                                                                 ============      ============

  Diluted                                                          13,454,007        13,020,648
                                                                 ============      ============


See notes to financial statements.

ANNALY MORTGAGE MANAGEMENT, INC.

STATEMENT OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

                                                              Common          Additional
                                                              Stock            Paid-in         Comprehensive         Retained
                                                            Par Value          Capital            Income             Earnings
BALANCE,  DECEMBER 31, 1997                              $     127,139      $ 132,705,765      $        --        $     229,623

  Net income                                                      --                 --           15,488,923         15,488,923

  Other comprehensive income:
    Unrealized net losses on securities,
      net of reclassification adjustment                          --                 --           (8,428,026)              --
                                                                                               -------------

  Comprehensive income                                            --                 --        $   7,060,897               --
                                                                                               =============

  Exercise of stock options                                        441            194,658               --                 --

  Additional cost of initial public offering                      --             (130,248)              --                 --

  Stock buyback                                                 (1,096)          (902,067)              --                 --

  Dividends declared for the year ended
    December 31, 1998, $1.22 per average share                    --                 --                             (15,437,554)
                                                         -------------      -------------                         -------------

BALANCE, DECEMBER 31, 1998                                     126,484        131,868,108                               280,992

  Net income                                                      --                 --        $  18,139,280         18,139,280

  Other comprehensive income:
    Unrealized net losses on securities,
      net of reclassification adjustment                          --                 --          (31,164,235)              --
                                                                                               -------------

  Comprehensive income                                            --                 --        $ (13,024,955)              --
                                                                                               =============

  Exercise of stock options                                        572            232,704                                  --

  Proceeds from direct purchase                                  8,757          8,161,845                                  --

  Dividends declared for the year ended
    December 31, 1999, $1.39 per average share                    --                 --                             (17,977,754)
                                                         -------------      -------------                          -------------

BALANCE, DECEMBER 31, 1999                               $     135,813      $ 140,262,657                         $     442,518
                                                         =============      =============                         =============

Disclosure of reclassification amounts:
  Unrealized holding losses arising during period                                              $ (30,709,459)
  Less reclassification adjustment of gains included
     in net income                                                                                  (454,782)
                                                                                               -------------

  Net unrealized losses on securities                                                          $ (31,164,235)
                                                                                               =============

                                                              Other
                                                          Comprehensive
                                                              Income            Total
BALANCE,  DECEMBER 31, 1997                               $   2,023,751      $ 135,086,278

  Net income                                                       --                 --

  Other comprehensive income:
    Unrealized net losses on securities,
      net of reclassification adjustment                     (8,428,026)              --


  Comprehensive income                                             --            7,060,897


  Exercise of stock options                                        --              195,099

  Additional cost of initial public offering                       --             (130,248)

  Stock buyback                                                    --             (903,163)

  Dividends declared for the year ended
    December 31, 1998, $1.22 per average share                     --          (15,437,554)
                                                          -------------      -------------

BALANCE, DECEMBER 31, 1998                                   (6,404,275)       125,871,309

  Net income                                                       --

  Other comprehensive income:
    Unrealized net losses on securities,
      net of reclassification adjustment                    (31,164,235)


  Comprehensive income                                             --          (13,024,955)


  Exercise of stock options                                        --              233,276

  Proceeds from direct purchase                                    --            8,170,602

  Dividends declared for the year ended
    December 31, 1999, $1.39 per average share                     --          (17,977,754)
                                                           -------------      -------------

BALANCE, DECEMBER 31, 1999                                $ (37,568,510)     $ 103,272,478
                                                          =============      =============

Disclosure of reclassification amounts:
  Unrealized holding losses arising during period
  Less reclassification adjustment of gains included in net income


  Net unrealized losses on securities


See notes to financial statements.

ANNALY MORTGAGE MANAGEMENT, INC.

STATEMENT OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

                                                                            1999                  1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                         $     18,139,280      $     15,488,923
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Amortization of mortgage premiums and discounts, net                  6,103,239             8,235,371
      Depreciation of fixed assets                                             22,670                14,154
      Gain on sale of Mortgage-Backed Securities                             (454,782)           (3,344,106)
      Increase in accrued interest receivable                                 (98,310)           (1,443,182)
      Decrease (increase) in other assets                                      14,318              (115,112)
      Increase in accrued interest payable                                  1,630,061                60,179
      Increase (decrease) in accounts payable                                  24,864               (62,740)
                                                                     ----------------      ----------------

           Net cash provided by operating activities                       25,381,340            18,833,487
                                                                     ----------------      ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Mortgage-Backed Securities                                 (559,695,956)       (1,420,592,798)
  Proceeds from sale of Mortgage-Backed Securities                        122,552,293           568,553,814
  Principal payments on Mortgage-Backed Securities                        362,657,549           486,337,605
                                                                     ----------------      ----------------

           Net cash used in investing activities                          (74,486,114)         (365,701,379)
                                                                     ----------------      ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from repurchase agreements                                  11,202,660,000        11,506,566,000
  Principal payments on repurchase agreements                         (11,144,874,250)      (11,144,925,000)
  Proceeds from exercise of stock options                                     233,276               195,100
  Proceeds from direct equity offering                                      8,170,602                  --
  Additional cost of initial public offering                                     --                (130,248)
  Purchase of Treasury Stock                                                     --                (903,163)
  Dividends paid                                                          (17,081,956)          (14,376,949)
                                                                     ----------------      ----------------

           Net cash provided by financing activities                       49,107,672           346,425,740
                                                                     ----------------      ----------------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                             2,898              (442,152)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                                                            69,020               511,172
                                                                     ----------------      ----------------

CASH AND CASH EQUIVALENTS, END OF YEAR                               $         71,918      $         69,020
                                                                     ================      ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:

  Interest paid                                                      $     68,216,145      $     75,675,101
                                                                     ================      ================

NONCASH FINANCING ACTIVITIES:
  Net change in unrealized loss on available-for-sale securities     $    (31,164,235)     $     (8,428,026)
                                                                     ================      ================

  Dividends declared, not yet paid                                   $      4,753,461      $      3,857,663
                                                                     ================      ================

See notes to financial statements.

Annaly Mortgage Management, Inc.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

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

Unrealized losses on Mortgage-Backed Securities that are considered other than temporary, as measured by the amount of decline in fair value attributable to factors other than temporary, are recognized in income and the cost basis of the Mortgage-Backed Securities is adjusted. There were no such adjustments for the years ended December 31, 1999 and 1998.

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

Credit Risk - At December 31, 1999 and 1998, the Company has limited its exposure to credit losses on its portfolio of Mortgage-Backed Securities by only purchasing securities from Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA"), or Government National Mortgage Association ("GNMA"). The payment of principal and interest on the FHLMC and FNMA Mortgage-Backed Securities are guaranteed by those respective agencies and the payment of principal and interest on the GNMA Mortgage-Backed Securities are backed by the full-faith-and-credit of the U.S. government. At December 31, 1999 and 1998, all of the Company's Mortgage-Backed Securities have an implied "AAA" rating.

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

Reclassifications - Certain prior year amounts have been reclassified to conform to the current year presentation.

2.   MORTGAGE-BACKED SECURITIES

The following table pertains to the Company's Mortgage-Backed Securities classified as available-for-sale as of December 31, 1999, which are carried at their fair value:

                                Federal              Federal            Government
                               Home Loan             National            National               Total
                                Mortgage             Mortgage            Mortgage              Mortgage
                              Corporation          Association          Association             Assets
Mortgage-Backed
  Securities, gross         $   454,711,462      $   900,782,563      $    97,423,038      $ 1,452,917,063

Unamortized discount               (171,241)            (964,133)                --             (1,135,374)
Unamortized premium               8,454,547           13,359,448            1,765,457           23,579,452
                            ---------------      ---------------      ---------------      ---------------
Amortized cost                  462,994,768          913,177,878           99,188,495        1,475,361,141

Gross unrealized gains              359,888            1,171,250                 --              1,531,138
Gross unrealized losses         (12,091,145)         (22,966,353)          (4,042,150)         (39,099,648)
                            ---------------      ---------------      ---------------      ---------------
Estimated fair value        $   451,263,511      $   891,382,775      $    95,146,345      $ 1,437,792,631
                            ===============      ===============      ===============      ===============


The following table pertains to the Company's Mortgage-Backed Securities classified as available-for-sale as of December 31, 1998, which are carried at their fair value:

                                 Federal              Federal            Government
                                Home Loan             National            National               Total
                                 Mortgage             Mortgage            Mortgage              Mortgage
                               Corporation          Association          Association             Assets
Mortgage-Backed
  Securities, gross         $   449,433,408      $   955,650,670      $    97,330,495      $ 1,502,414,573

Unamortized discount               (184,996)            (423,583)                --               (608,579)
Unamortized premium               8,852,370           14,264,277            1,770,397           24,887,044
                            ---------------      ---------------      ---------------      ---------------

Amortized cost                  458,100,782          969,491,364           99,100,892        1,526,693,038

Gross unrealized gains              659,557            2,092,119              549,900            3,301,576
Gross unrealized losses          (3,487,784)          (5,692,759)            (525,309)          (9,705,852)
                            ---------------      ---------------      ---------------      ---------------

Estimated fair value        $   455,272,555      $   965,890,724      $    99,125,483      $ 1,520,288,762
                            ===============      ===============      ===============      ===============

The adjustable rate Mortgage-Backed Securities are limited by periodic caps (generally interest rate adjustments are limited to no more than 1% every six months) and lifetime caps. The weighted average lifetime cap was 10.6% at December 31, 1999 and 1998.

During the year ended December 31, 1999, the Company realized $563,259 in gains from sales of Mortgage-Backed Securities. Losses totaled $108,477 for the year ended December 31, 1999. During the year ended December 31, 1998, the Company realized $3,344,070 in gains from sales of Mortgage-Backed Securities. Losses totaled $9,964 for the year ended December 31, 1998.

3.   REPURCHASE AGREEMENTS

The Company had outstanding $1,338,295,750 and $1,280,510,000 of repurchase agreements with a weighted average borrowing rate of 5.26% and 5.21% and a weighted average remaining maturity of 20 days and 29 days as of December 31, 1999 and 1998, respectively. At December 31, 1999 and 1998, Mortgage-Backed Securities actually pledged had an estimated fair value of $1,376,684,559 and $1,458,669,078, respectively.

At December 31, 1999 and 1998, the repurchase agreements had the following remaining maturities:

                                              1999                     1998

Within 30 days                           $1,197,416,250           $1,222,542,000
30 to 59 days                                25,767,000               31,346,000
60 to 89 days                                      --                 26,622,000
90 to 119 days                              115,112,500                     --
                                         --------------           --------------
                                         $1,338,295,750           $1,280,510,000
                                         ==============           ==============

4.   COMMON STOCK

During the year ended December 31, 1999, 57,204 options were exercised at $233,276. Also, 875,688 shares were purchased in direct offerings, totaling $8,170,602. During the year ended December 31, 1998, 44,124 options were exercised at $195,099. Stock buybacks during the year ended December 31, 1998 totaled 109,600 shares at a cost of $903,163.

During the Company's year ending December 31, 1999, the Company declared dividends to shareholders totaling $17,977,754, or $1.39 per weighted average share, of which $13,224,293 was paid during the year and $4,753,461 was paid on January 27, 2000. During the Company's year ending December 31, 1998, the Company declared dividends to shareholders totaling $15,437,554, or $1.22 per weighted average share, of which $11,579,891 was paid during the year and $3,857,663 was paid on January 25, 1999.

5.   EARNINGS PER SHARE (EPS)

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting No. 128, Earnings Per Share (SFAS No. 128), which requires dual presentation of Basic EPS and Diluted EPS on the face of the income statement for all entities with complex capital structures. SFAS No. 128 also requires a reconciliation of the numerator and denominator of Basic EPS and Diluted EPS computation. For the year ended December 31, 1999, the reconciliation is as follows:

                                                     Year Ended
                                                  December 31, 1999
                                     -----------------------------------------
                                        Income           Shares      Per-Share
                                     (Numerator)      (Denominator)    Amount

Net income                           $18,139,280
                                     -----------

Basic EPS                             18,139,280       12,889,510      $1.41
                                                                       =====
Effect of dilutive securities:
  Dilutive stock options                    --            564,497
                                     -----------       ----------
  Diluted EPS                        $18,139,280       13,454,007      $1.35
                                     ===========       ==========      =====


Options to purchase 708,380 shares were outstanding during the year (Note 6) and were dilutive as the exercise price (between $4.00 and $8.94) was less than the average stock price for the year for the Company of $9.58. Options to purchase 135,676 shares of stock were outstanding and not considered dilutive. The exercise price (between $10.00 and $11.25) was greater than the average stock price for the year of $9.58.

For the year ended December 31, 1998, the reconciliation is as follows:

                                                     Year Ended
                                                  December 31, 1999
                                     -----------------------------------------
                                        Income           Shares      Per-Share
                                     (Numerator)      (Denominator)    Amount

Net income                           $15,488,923
                                     -----------

Basic EPS                             15,488,923       12,709,116      $1.22
                                                                       =====
Effect of dilutive securities:
  Dilutive stock options                    --            311,532
                                     -----------       ----------
  Diluted EPS                        $15,488,923       13,020,648      $1.19
                                     ===========       ==========      =====


Options to purchase 446,084 shares were outstanding during the year (Note 6) and were dilutive as the exercise price (between $4.00 and $8.13) was less than the average stock price for the year for the Company of $9.36. Options to purchase 147,676 shares of stock were outstanding and not considered dilutive. The exercise price (between $10.00 and $11.28) was greater than the average stock price for the year of $9.36.

6.   LONG TERM STOCK INCENTIVE PLAN

The Company has adopted a Long Term Stock Incentive Plan for executive officers, key employees and nonemployee directors (the "Incentive Plan"). The Incentive Plan authorizes the Compensation Committee of the Board of Directors to grant awards, including incentive stock options as defined under section 422 of the Code ("ISOs") and options not so qualified ("NQSOs"). The Incentive Plan authorizes the granting of options or other awards for an aggregate of the greater of 500,000 shares or 9.95% of the outstanding shares of the Company's common stock.

The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost for the Incentive Plan has been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123. For the Company's pro forma net earnings, the compensation cost will be amortized over the vesting period of the options. The Company's net earnings per share would have been reduced to the pro forma amounts indicated below:

                                                          Year Ending
                                                          December 31,
                                             -----------------------------------
                                                   1999                 1998

Net earnings - as reported                   $   18,139,280       $   15,488,925
Net earnings - pro forma                         18,010,908           15,280,631
Earnings per share - as reported             $         1.41       $         1.22
Earnings per share - pro forma               $         1.40       $         1.20


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in the year ended December 31, 1999: dividend yield of 15%; expected volatility of 32%; risk-free interest rate of 5.61%; and the weighted average expected lives of seven years. For the year ended December 31, 1998, dividend yield of 10%; expected volatility of 33%; risk-free interest rate of 5.56%; and the weighted average expected lives of six years.

Information regarding options at December 31, 1999 is as follows:

                                                                                Weighted
                                                                                 Average
                                                                                Exercise
                                                                     Shares      Price
Outstanding, January 1, 1999                                        593,760      $7.42

  Granted (298,068 ISOs,  545,988 NQSOs)                            307,500       8.63
  Exercised                                                         (57,204)      4.08
  Expired                                                              --         --

Outstanding, December 31, 1999                                      844,056      $8.03
                                                                   ========      =====

Weighted average fair value of options granted during the year
  (per share)                                                      $   0.63
                                                                   ========


Information regarding options at December 31, 1998, is as follows:

                                                                                Weighted
                                                                                Average
                                                                                Exercise
                                                                    Shares       Price
Outstanding, January 1, 1998                                        348,500      $6.42

  Granted (282,272 ISOs,  311,488 NQSOs)                            289,384       8.17
  Exercised                                                         (44,124)      4.34
  Expired                                                              --         --
                                                                   --------      -----
Outstanding, December 31, 1998                                      593,760      $7.42
                                                                   ========      =====

Weighted average fair value of options granted during the year
  (per share)                                                      $   1.99
                                                                   ========


The following table summarizes information about stock options outstanding at December 31, 1999:

                                                       Weighted Average
           Range of               Options           Remaining Contractual
       Exercise Prices          Outstanding              Life (Yrs.)

          $ 4.00                 122,502                    2
            8.13                 278,378                    9
            8.63                 300,000                   10
            8.94                   7,500                    3
           10.00                 125,750                    2
           10.75                   7,500                    3
           11.25                   2,426                    3

                                 844,056                  7.2
                                 =======


At December 31, 1999 and 1998, 162,389 and 56,241 options were vested and not exercised, respectively.

7.   COMPREHENSIVE INCOME

The Company adopted FASB Statement No. 130, Reporting Comprehensive Income. Statement No. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. The Company at December 31, 1999 and 1998 held securities classified as available-for-sale. At December 31, 1999, the net unrealized losses totaled $37,568,510 and at December 31, 1998, the net unrealized losses totaled $6,404,275.

8.   LEASE COMMITMENTS

The Corporation has a noncancelable lease for office space, which commenced in April 1998 and expires in December 2007. The Corporation's aggregate future minimum lease payments are as follows:

      2000                                              $  95,299
      2001                                                 97,868
      2002                                                100,515
      2003                                                110,261
      2004                                                113,279
      2005                                                116,388
      2006                                                119,590
      2007                                                122,888
                                                        ---------
     Total remaining lease payments                     $ 876,088
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

10.  SUMMARIZED QUARTERLY RESULTS (UNAUDITED)

The following is a presentation of the quarterly results of operations for the year ended December 31, 1999.

                                                          Quarters Ending
                                   -----------------------------------------------------------
                                     March 31,       June 30,     September 30,   December 31,
                                      1999            1999            1999            1999
Interest income from Mortgage-
  Backed Securities and cash       $22,014,941     $22,264,930     $22,161,272     $23,370,851
Interest expense on repurchase
  agreements                        17,151,041      16,865,824      17,232,086      18,597,255
                                   -----------     -----------     -----------     -----------

           Net interest income       4,863,900       5,399,106       4,929,186       4,773,596

Gain on sale of
  Mortgage-Backed Securities            64,560          25,853          97,656         266,713

General and administrative
  expenses                             610,004         561,010         513,600         596,676
                                   -----------     -----------     -----------     -----------

Net income                         $ 4,318,456     $ 4,863,949     $ 4,513,242     $ 4,443,633
                                   ===========     ===========     ===========     ===========

Net income per share:
  Basic                            $      0.34     $      0.38     $      0.35     $      0.33
                                   -----------     -----------     -----------     -----------

  Dilutive                         $      0.33     $      0.37     $      0.35     $      0.32
                                   -----------     -----------     -----------     -----------

Average number of shares
  outstanding:
  Basic                             12,657,884      12,697,338      12,745,416      13,383,426
                                   ===========     ===========     ===========     ===========

  Dilutive                          12,952,822      13,110,275      13,025,096      13,992,414
                                   ===========     ===========     ===========     ===========

The following is a presentation of the quarterly results of operations for the year ended December 31, 1998.

                                                          Quarters Ending
                                   -----------------------------------------------------------
                                     March 31,       June 30,     September 30,   December 31,
                                      1998            1998            1998            1998
Interest income from Mortgage-
  Backed Securities and cash       $20,078,721     $23,761,953     $24,008,567     $22,136,390
Interest expense on repurchase
  agreements                        16,313,474      20,177,580      20,765,301      18,478,925
                                   -----------     -----------     -----------     -----------

           Net interest income       3,765,247       3,584,373       3,243,266       3,657,465

Gain on sale of
  Mortgage-Backed Securities         1,427,084         295,875         993,630         627,517

General and administrative
  expenses                             484,181         493,718         528,240         599,185
                                   -----------     -----------     -----------     -----------

Net income                         $ 4,708,150     $ 3,386,530     $ 3,708,656     $ 3,685,797
                                   ===========     ===========     ===========     ===========

Net income per share:
  Basic                            $      0.37     $      0.27     $      0.29     $      0.29
                                   ===========     ===========     ===========     ===========

  Dilutive                         $      0.36     $      0.26     $      0.29     $      0.29
                                   ===========     ===========     ===========     ===========

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

10.1 Purchase Agreement, dated February 12, 1997, between the Registrant and Friedman, Billings, Ramsey & Co., Inc. ("FBR") (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-11 (Registration No. 333-32913), filed with the Securities and Exchange Commission on August 5, 1997).

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

10.9 Employment Agreement, effective, (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement to 1997 Form 10-K the fiscal year ended December 31, 1997), effective as of November 1, 1997, between the Company and Kathryn F. Fagan.

23.1  Consent of Independent Accountants.

27    Financial Data Schedule.