Form 10-Q
period 2000-03-31
ANNALY MORTGAGE MANAGEMENT INC
filed 2000-05-12
CIK 1043219

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2000

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

                                  Yes  X   No
                                     ----     ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the last practicable date:

         Class                                     Outstanding at May 13, 2000
Common Stock, $.01 par value                                14,040,087

                        ANNALY MORTGAGE MANAGEMENT, INC.

                                    FORM 10-Q

                                      INDEX

Part I.     FINANCIAL INFORMATION

Item 1. Financial Statements:

     Balance Sheets - March 31, 2000 (Unaudited) and December 31, 1999                                             1

     Statements of Operations (Unaudited) for the quarters ended March 31, 2000 and 1999                           2

     Statements of Stockholders' Equity (Unaudited) for the quarter ended March 31, 2000                           3

     Statements of Cash Flows (Unaudited) for the quarters ended March 31, 2000 and 1999                           4

     Notes to Financial Statements (Unaudited)                                                                    5-8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations                    9-18

Item 3. Quantitative and Qualitative Disclosure about Market Risk                                                19-20

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                                                                     20

Item 2.     Changes in Securities and Use of Proceeds                                                             20

Item 3.     Defaults Upon Senior Securities                                                                       20

Item 4.     Submission of Matters to a Vote of Security Holders                                                   20

Item 5.     Other Information                                                                                     20

Item 6.     Exhibits and Reports on Form 8-K                                                                      20

SIGNATURES                                                                                                        21

                         ANNALY MORTGAGE MANAGEMENT, INC
                                 BALANCE SHEETS




                                                                              MARCH 31, 2000                 DECEMBER 31,
                                                                               (UNAUDITED)                       1999
                                                                          -----------------------       ------------------------
                                 ASSETS

Cash and cash equivalents                                                         $      155,914
                                                                                                                 $       71,918
Mortgage-Backed Securities, at fair value                                          1,436,388,533                  1,437,792,631
Receivable for Mortgage-Backed Securities Sold                                      -                                46,402,360
Accrued interest receivable                                                           6,769, 789                      6,857,683
Other assets                                                                             216,191                        197,896

                                                                          -----------------------       ------------------------
Total assets                                                                      $1,443,530,427                 $1,491,322,488
                                                                          =======================       ========================

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Repurchase agreements                                                           $1,323,987,500                 $1,338,295,750
  Payable for Mortgage-Backed Securities purchased                                  -                                38,154,012
  Accrued interest payable                                                             5,439,793                      6,682,687
  Dividends payable                                                                    4,864,891                      4,753,461
  Accounts payable                                                                       271,895                        164,100

                                                                          -----------------------       ------------------------
Total liabilities                                                                  1,334,564,079                  1,388,050,010
                                                                          -----------------------       ------------------------

Stockholders' Equity:
  Common stock: par value $.01 per share; 100,000,000
    Authorized, 13,899,689 and 13,581,316 shares issued
    and outstanding, respectively                                                        138,997                        135,813
  Additional paid-in capital                                                         142,714,586                    140,262,657
  Accumulated other comprehensive loss                                              (34,313,224)                   (37,568,510)
  Retained earnings                                                                      425,989                        442,518

                                                                          -----------------------       ------------------------
Total stockholders' equity                                                           108,966,348                    103,272,478
                                                                          -----------------------       ------------------------

Total liabilities and stockholders' equity                                        $1,443,530,427                 $1,491,322,488
                                                                          =======================       ========================


See notes to financial statements

                         ANNALY MORTGAGE MANAGEMENT, INC
                                INCOME STATEMENTS
                                   (UNAUDITED)



                                               FOR THE QUARTER   FOR THE QUARTER
                                               ENDED MARCH 31,   ENDED MARCH 31,
                                                     2000              1999
                                               ---------------   ---------------
INTEREST INCOME:
  Mortgage-Backed Securities                      $24,615,767       $22,014,921
  Other interest income                                 1,015                20
                                               ---------------   ---------------

Total interest income                              24,616,782        22,014,941

INTEREST EXPENSE:
  Repurchase agreements                            19,292,954        17,151,041
                                               ---------------   ---------------

NET INTEREST INCOME                                 5,323,828         4,863,900

GAIN ON SALE OF MORTGAGE-BACKED SECURITIES
                                                      106,853            64,560

GENERAL AND ADMINISTRATIVE
  EXPENSES                                            582,319           610,004
                                               ---------------   ---------------

NET INCOME                                          4,848,362         4,318,456
                                               ---------------   ---------------

OTHER COMPREHENSIVE INCOME
  Unrealized gain on available-for-
      Sale securities                               3,362,139           485,915
  Less:  reclassification adjustment for net
      gains included in net income                  (106,853)          (64,560)
                                               ---------------   ---------------
  Other comprehensive gain                          3,255,286           421,355
                                               ---------------   ---------------

COMPREHENSIVE INCOME                               $8,103,648        $4,739,811
                                               ===============   ===============

NET INCOME PER SHARE:
  Basic                                                 $0.35             $0.34
                                               ===============   ===============

  Diluted                                               $0.35             $0.33
                                               ===============   ===============

AVERAGE NUMBER OF SHARES OUTSTANDING:
  Basic                                            13,660,539        12,657,884
                                               ===============   ===============


  Diluted                                          13,971,112        12,952,822
                                               ===============   ===============


See notes to financial statements

                         ANNALY MORTGAGE MANAGEMENT, INC
                        STATEMENT OF STOCKHOLDER'S EQUITY
                      FOR THE QUARTER ENDED MARCH 31, 2000
                                   (UNAUDITED)


                                           COMMON      ADDITIONAL                                        OTHER
                                           STOCK        PAID-IN        COMPREHENSIVE   RETAINED     COMPREHENSIVE
                                         PAR VALUE      CAPITAL            INCOME      EARNINGS         INCOME           TOTAL
                                         ------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1999                   $135,813   $140,262,657                    $442,518    ($37,568,510)     $103,272,478

  Net Income                                                            $4,848,362     4,848,362
  Other comprehensive income:
    Unrealized net losses on securities,
      net of reclassification adjustment                                 3,255,286                      3,255,286
                                                                      -------------
  Comprehensive income                                                  $8,103,648                                       8,103,648
                                                                      =============
  Exercise of stock options                       346        138,150                                                       138,496
  Proceeds from direct purchase                 2,838      2,313,779                                                     2,316,617
  Dividends declared for the quarter
    ended March 31, 2000,
    $0.35 per average share                                                          (4,864,891)                       (4,864,891)

                                         ============= ==============               ============= ================ ================
BALANCE, MARCH 31, 2000                      $138,997   $142,714,586                    $425,989    ($34,313,224)     $108,966,348
                                         ============= ==============               ============= ================ ================


Disclosure of reclassification amount:

  Unrealized holding gains arising
    during the period                                                   $3,362,139
  Less:  reclassification adjustment for
    gains included in net income                                         (106,853)
                                                                      -------------
  Net unrealized gains on securities                                    $3,255,286
                                                                      =============

See notes to financial statements

                         ANNALY MORTGAGE MANAGEMENT, INC
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                             FOR THE QUARTER       FOR THE QUARTER
                                                                  ENDED                 ENDED
                                                               MARCH 31,              MARCH 31,
                                                                  2000                   1999
                                                            -----------------      -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                      $4,848,362             $4,318,456
  Adjustments to reconcile net income to net cash
    Provided by operating activities:
      Amortization of mortgage premiums and
           discounts, net                                            474,706              2,164,643
      Gain on sale of mortgage-backed securities                   (106,853)               (64,560)
      Decrease (increase) in accrued interest receivable              87,894              (637,120)
      Decrease (increase) in other assets                           (18,295)               (19,417)
      Increase (decrease) in accrued interest payable            (1,242,894)              4,530,047
      Increase in accounts payable                                   107,795                190,667

                                                            -----------------      -----------------
          Net cash provided by operating activities                4,150,715             10,482,716
                                                            -----------------      -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of Mortgage-Backed Securities                      (88,428,685)          (255,168,532)
    Proceeds from sale of Mortgage-Backed Securities              69,782,632             31,769,366
    Principal payments of Mortgage-Backed Securities              31,185,932            125,492,931

                                                            -----------------      -----------------
          Net cash provided (used) in investing activities        12,539,879           (97,906,235)
                                                            -----------------      -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from repurchase agreements                          3,101,832,500          2,652,589,000
  Principal payments on repurchase agreements                (3,116,140,750)        (2,561,243,000)
  Proceeds from exercise of stock options                            138,496                195,496
  Proceeds from direct purchase                                    2,316,617
  Dividends paid                                                 (4,753,461)            (3,857,663)

                                                            -----------------      -----------------
          Net cash provided (used) by financing activities      (16,606,598)             87,683,833
                                                            -----------------      -----------------

Net increase in cash and cash equivalents                             83,996                260,314

Cash and cash equivalents, beginning of period                        71,918                 69,020
                                                            -----------------      -----------------
Cash and cash equivalents, end of period                            $155,914              $ 329,334
                                                            =================      =================

Supplemental disclosure of cash flow Information:
  Interest paid                                                  $20,535,848            $12,620,994
                                                            =================      =================

Noncash financing activities:
  Net change in unrealized losses on available-for-sale
   securities                                                     $3,255,286               $421,355
                                                            =================      =================

  Dividends declared, not yet paid                                $4,864,891             $4,190,108
                                                            =================      =================


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

         A summary of the Company's significant accounting policies follows:

         BASIS OF PRESENTATION - The accompanying unaudited financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. The interim financial statements for the three month periods are unaudited; however, in the opinion of the Company's management, all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results of operations have been included. These unaudited financials statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on form 10-K for the year ended December 31, 1999. The nature of the Company's business is such that the results of any interim period are not necessarily indicative of results for a full year.

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

         Unrealized losses on Mortgage-Backed Securities that are considered other than temporary, as measured by the amount of decline in fair value attributable to factors other than temporary, are recognized in income and the cost basis of the Mortgage-Backed Securities is adjusted. There were no such adjustments for the three months ended March 31, 2000 and the year ended December 31, 1999.

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

         CREDIT RISK - At March 31, 2000 and December 31, 1999, the Company has limited exposure to credit losses on its portfolio of Mortgage-Backed Securities by only purchasing securities from Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA"), or Government National Mortgage Association ("GNMA"). The payment of principal and interest on the FHLMC and FNMA Mortgage-Backed Securities are guaranteed by those respective agencies and the payment of principal and interest on the GNMA Mortgage-Backed Securities are backed by the full-faith-and-credit of the U.S. government. At March 31, 2000 and December 31, 1999, all of the Company's Mortgage-Backed Securities have a "AAA" rating or an implied a "AAA" rating.

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

2.       MORTGAGE-BACKED SECURITIES

         The following table pertains to the Company's Mortgage-Backed Securities classified as available-for-sale as of March 31, 2000, which are carried at their fair value:

                               FEDERAL             FEDERAL         GOVERNMENT
                              HOME LOAN           NATIONAL          NATIONAL            TOTAL
                              MORTGAGE            MORTGAGE          MORTGAGE       MORTGAGE-BACKED
                             CORPORATION        ASSOCIATION       ASSOCIATION        SECURITIES
                          ------------------------------------------------------------------------
Mortgage-Backed
  Securities, gross       $   498,978,700    $   854,642,639    $    95,254,532    $ 1,448,875,871

Unamortized discount             (231,632)          (941,420)              --           (1,173,052)
Unamortized premium             8,333,835         12,952,898          1,712,205         22,998,938
                          ------------------------------------------------------------------------

Amortized cost                507,080,903        866,654,117         96,966,737      1,470,701,757

Gross unrealized gains            497,301            822,704                             1,320,005
Gross unrealized losses       (11,375,541)       (21,334,985)        (2,922,703)       (35,633,229)

                          ------------------------------------------------------------------------
Estimated fair value      $   496,202,663    $   846,141,836    $    94,044,034    $ 1,436,388,533
                          ========================================================================

         The following table pertains to the Company's Mortgage-Backed Securities classified as available-for-sale as of December 31, 1999, which are carried at their fair value:

                                FEDERAL           FEDERAL           GOVERNMENT
                               HOME LOAN          NATIONAL           NATIONAL          TOTAL
                               MORTGAGE           MORTGAGE           MORTGAGE      MORTGAGE-BACKED
                             CORPORATION        ASSOCIATION        ASSOCIATION       SECURITIES
                          ------------------------------------------------------------------------
Mortgage-Backed
  Securities, gross       $   454,711,462    $   900,782,563    $    97,423,038    $ 1,452,917,063

Unamortized discount             (171,241)          (964,133)              --           (1,135,374)
Unamortized premium             8,454,547         13,359,448          1,765,457         23,579,452
                          ------------------------------------------------------------------------

Amortized cost                462,994,768        913,177,878         99,188,495      1,475,361,141

Gross unrealized gains            359,888          1,171,250                             1,531,138
Gross unrealized losses       (12,091,145)       (22,966,353)        (4,042,150)       (39,099,648)

                          ------------------------------------------------------------------------
Estimated fair value      $   451,263,511    $   891,382,775    $    95,146,345    $ 1,437,792,631
                          ========================================================================

         The adjustable rate Mortgage-Backed Securities are limited by periodic caps (generally interest rate adjustments are limited to no more than 1% every six months) and lifetime caps. At March 31, 2000, and December 31, 1999, the weighted average lifetime cap was 10.6% and 10.3% respectively.

         During the three months ended March 31, 2000 and 1999, the Company's realized $106,853 and $64,560 in gains from sales of Mortgage-Backed Securities, respectively. During the year ended December 31, 1999, the Company realized $563,259 in gains for sales of Mortgage-Backed Securities. There were no losses on sales of Mortgage-Backed Securities for the quarter ended March 31, 2000. Losses totaled $108,477 for the year ended December 31, 1999.

3.       REPURCHASE AGREEMENTS

         As of March 31, 2000, the Company had outstanding $1,323,987,500 of repurchase agreements with a weighted average borrowing rate of 5.96%. The weighted average remaining maturity was 31 days and a weighted average original term was 55 days. As of December 31, 1999, the Company had outstanding $1,338,295,750 of repurchase agreements with a weighted average borrowing rate of 5.26%. The weighted average remaining maturity was 20 days.

         At March 31, 2000 and December 31, 1999, the repurchase agreements had the following remaining maturities:

                       March 31, 2000         December 31, 1999
                   ---------------------------------------------
Within 30 days         $ 604,121,000           $ 1,197,416,250
30 to 59 days            604,512,500                25,767,000
60 to 89 days                     --                        --
90 to 119 days           115,354,000               115,112,500
                   ---------------------------------------------
                      $ 1,323,987,500          $ 1,338,295,750
                   =============================================

4.       COMMON STOCK

         Options were exercised and the direct purchase was implemented during the three month period ending March 31, 2000 increasing the total number of shares outstanding to 13,899,689. The number of stock options exercised was 34,624, with an aggregate purchase price of $138,496. The number of shares issued in the direct purchase plan was 283,749 with an aggregate purchase price of $2,316,617. During the year ended December 31, 1999, 57,204 options were exercised at an aggregate price of $233,276. Also, 875,688 shares were purchased in direct offering, total $8,170,602.

         During the three months ending March 31, 2000, the Company declared dividends to shareholders totaling $4,864,891, or $0.36 per weighted average share, of which $4,864,891 was paid on April 28, 2000. During the Company's year ending December 31, 1999, the Company declared dividends to shareholders totaling $17,977,754, or $1.39 per weighted average share, of which $13,224,293 was paid during the period and $4,753,461 was paid on January 27, 2000. For Federal income tax purposes dividends paid for the year ended December 31, 1999 are ordinary income to the Company stockholders.

5.       EARNINGS PER SHARE (EPS)

         In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting No. 128, Earnings Per Share (SFAS No.
128), which requires dual presentation of Basic EPS and Diluted EPS on the face of the income statement for all entities with complex capital structures. SFAS No. 128 also requires a reconciliation of the numerator and denominator of Basic EPS and Diluted EPS computation. For the three months ended March 31, 2000 the reconciliation is as follows:

                                                 FOR THE THREE MONTHS ENDED
                                                       MARCH 31, 2000
                                ---------------------------------------------------------------
                                       INCOME              SHARES               PER-SHARE
                                    (NUMERATOR)         (DENOMINATOR)             AMOUNT
                                ---------------------------------------------------------------
Net income                          $ 4,848,362
                                -----------------
Basic EPS                             4,848,362          13,660,539              $ 0.35
                                                                           ====================
Effect of dilutive securities:
  Dilutive stock options                     --             310,573
                                ---------------------------------------
  Diluted EPS                       $ 4,848,362          13,971,112              $ 0.35
                                ===============================================================

         Options to purchase 354,256 shares were outstanding during the quarter and dilutive, as the exercise price (between $4.00 and $8.125) was less than the average stock price for the three month period for the Company of $8.26. Options to purchase 455,176 shares of stock were outstanding during the period and are not considered dilutive. The exercise price (between $8.63 and $11.25) was greater than the average stock price for the three month period of $8.26.

6.       COMPREHENSIVE INCOME

         The Company adopted FASB Statement no. 130, Reporting Comprehensive Income, Statement no. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. The Company at March 31, 2000 and December 31, 1999 held securities classified as available-for-sale. At March 31, 2000 and December 31, 1999, the net unrealized losses totaled $34,313,224 and $37,568,510, respectively.

7.       LEASE COMMITMENTS

         The Corporation has non-cancelable lease for office space, which commenced in April 1998 and expires in December 2007.

         The Corporation's aggregate minimum lease payments are as follows:

         2000                                        95,299
         2001                                        97,868
         2002                                       100,515
         2003                                       110,261
         2004 through 2007                          472,145
                                                  ---------
           Total lease obligation                 $ 876,088
                                                  =========

8.       RELATED PARTY TRANSACTIONS

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

         The 317-day period ended December 31, 1997 was a short operating period and not a full twelve months. Also, average assets for the period ended December 31, 1997 totaled $476.9 million, whereas average assets for the quarter ended March 31, 1999 totaled $1.5 billion. As a result, the comparison of net income for the period ended February 18, 1997 and the quarter ended March 31, 1999 may show changes that may not be indicative of future periods.

RESULTS OF OPERATIONS: FOR THE QUARTER ENDED MARCH 31, 2000 AND 1999

         NET INCOME SUMMARY

         For the quarter ended March 31, 2000, our GAAP net income was $4.8 million, or $.35 basic earnings per average share, as compared to $4.3 million, or $.34 basic earnings per average share, for the quarter ended March 31, 1999. We compute our GAAP net income per share by dividing net income by the weighted average number of shares of outstanding common stock during the period, which was 13,660,539 for the quarter ended March 31, 2000 and 12,657,884 for the quarter ended March 31, 1999. Dividends per weighted average number of shares outstanding for the quarter ended March 31, 2000 was $.35 per share, or $4.9 million in total. Dividends per weighted average number of shares outstanding for the quarter ended March 31, 1999 was $.33 per share, or $4.2 million in total. Our return on average equity was 18.28% for the quarter ended March 31, 2000 and 13.70% for the quarter ended March 31, 1999.

                               NET INCOME SUMMARY

                                                Quarter ended    Quarter ended
                                               March 31, 2000   March 31, 1999
                                               --------------   --------------

Interest Income                                    $ 24,617         $ 22,015
Interest Expense                                     19,293           17,151
                                                 -----------      -----------
Net Interest Income                                   5,324            4,864
Gain on Sale of Mortgage-Backed Securities              106               64
General and Administrative Expenses                     582              610
                                                 -----------      -----------
Net Income                                         $  4,848          $ 4,318
                                                 ===========      ===========

Average Number of Basic Shares Outstanding       13,660,539       12,657,884
Average Number of Diluted Shares Outstanding     13,971,112       12,952,822

Basic Net Income Per Share                          $   .35          $   .34
Diluted Net Income Per Share                        $   .35          $   .33

Average Total Assets                             $1,455,521       $1,520,582
Average Equity                                     $106,119         $126,120

Annualized Return on Average Assets                   1.33%            1.13%
Annualized Return on Average Equity                  18.28%           13.70%

                  Interest Income and Average Earning Asset Yield


         We had average earning assets of $1.4 billion and $1.5 billion for the quarter ended March 31, 2000 and 1999, respectively. Our primary source of income for the quarters ended March 31, 2000 and 1999 was interest income. A portion of our income was generated by gains on the sales of our mortgage-backed securities. Our interest income was $24.6 million for the quarter ended March 31, 2000 and $22.0 million for the quarter ended March 31, 1999. Our yield on average earning assets was 6.80% and 5.87% for the same respective periods. Our average earning asset balance decreased by $54.2 million for the quarter ended March 31, 2000 as compared to the quarter ended March 31, 1999. Interest income increased by $2.6 million for the quarter ended March 31, 2000 over the quarter ended March 31, 1999, due to the decline in the portfolio CPR. The table below shows our average balance of cash equivalents and mortgage-backed securities, the yields we earned on each type of earning assets, our yield on average earning assets and our interest income for the quarters ended March 31, 2000 and 1999.

                           AVERAGE EARNING ASSET YIELD

                                                                                        Yield on
                                                      Average                Yield on    Average     Yield on
                                         Average     Mortgage-   Average      Average   Mortgage-     Average
                                           Cash       Backed     Earning       Cash      Backed       Earning   Interest
                                        Equivalents Securities    Assets    Equivalents Securities     Assets    Income
                                        ----------- ----------    ------    ----------- ----------     ------    ------
                                                                  (dollars in thousands)
For the Quarter ended March 31, 2000       $226     $1,448,148  $1,448,374      1.79%      6.80%        6.80%    $24,617
-------------------------------------------------------------------------------------------------------------------------
For  the Year Ended December 31, 1999      $221     $1,461,033  $1,461,254      4.10%      6.15%        6.15%    $89,812
For  the Quarter Ended December 31, 1999     $2     $1,420,308  $1,420,310      4.05%      6.58%        6.58%    $23,371
For the Quarter Ended September 30, 1999   $877     $1,416,525  $1,417,404      4.10%      6.26%        6.25%    $22,161
For the Quarter Ended June 30, 1999          $2     $1,496,793  $1,496,795      4.30%      5.95%        5.95%    $22,265
For  the Quarter Ended March 31, 1999        $2     $1,502,627  $1,502,629      4.01%      5.87%        5.87%    $22,015


         The constant prepayment rate (or CPR) on our mortgage-backed securities for the quarter ended March 31, 2000 was 9.6% and for the quarter ended March 31, 1999 was 23%. CPR is an assumed rate of prepayment for our mortgage-backed securities, expressed as an annual rate of prepayment relative to the outstanding principal balance of our mortgage-backed securities. CPR does not purport to be either a historical description of the prepayment experience of our mortgage-backed securities or a prediction of the anticipated rate of prepayment of our mortgage-backed securities.

         Principal prepayments had a negative effect on our earning asset yield for the quarters ended March 31, 2000 and 1999 because we adjust our rates of premium amortization and discount accretion monthly based upon the effective yield method, which takes into consideration changes in prepayment speeds.

                  Interest Expense and the Cost of Funds

         We anticipate that our largest expense will be the cost of borrowed funds. We had average borrowed funds of $1.3 billion and total interest expense of $19.3 million for the quarter ended March 31, 2000. We had average borrowed funds of $1.4 billion and total interest expense of $17.1 million for the quarter ended March 31, 1999. Our average cost of funds was 5.80% for the quarter ended March 31, 2000 and 4.97% for the quarter ended March 31, 1999. The cost of funds rate increased 0.83% and the average borrowed funds declined by $52 million for the quarter ended March 31, 2000 when compared to the quarter ended March 31, 1999; consequently, interest expense increased by 12.5%.

         With our current asset/liability management strategy, changes in our cost of funds are expected to be closely correlated with changes in short-term LIBOR, although we may choose to extend the maturity of our liabilities at any time. Our average cost of funds was 0.12% below one-month LIBOR for the quarter ended March 31, 2000 and 0.01% above average one-month LIBOR for the quarter ended March 31, 1999. We generally have structured our borrowings to adjust with one-month LIBOR because we believe that one-month LIBOR may continue to be lower than six-month LIBOR in the present interest rate environment. During the quarter ended March 31, 2000, average one-month LIBOR, was 5.92%, which was 0.40% lower than average six-month LIBOR, which was 6.32%. During the quarter ended March 31, 1999, average one-month LIBOR, was 4.96%, 0.09% lower than average six-month LIBOR, which was 5.05%.

         The table below shows our average borrowed funds and average cost of funds as compared to average one-month and average six-month LIBOR for the quarter ended March 31, 2000, the year ended December 31, 1999 and the four quarters in 1999.

                              AVERAGE COST OF FUNDS

                                                                                 Average
                                                                                One-Month   Average Cost   Average Cost
                                                                                  LIBOR       of Funds       of Funds
                                                                               Relative to   Relative to   Relative to
                          Average               Average   Average    Average     Average       Average       Average
                         Borrowed     Interest  Cost of  One-Month  Six-Month   Six-Month     One-Month     Six-Month
                           Funds      Expense    Funds     LIBOR      LIBOR       LIBOR         LIBOR         LIBOR
                           -----      -------    -----     -----      -----       -----         -----         -----
                                                 (dollars in thousands)
For the Quarter Ended
March 31, 2000           $1,329,900   $19,293    5.80%     5.92%     6.32%      (0.40%)       (0.12%)       (0.52%)
------------------------------------------------------------------------------------------------------------------------
For the Year Ended
December 31, 1999        $1,350,230   $69,846    5.17%     5.25%     5.53%      (0.28%)       (0.08%)       (0.36%)
For the Quarter Ended
December 31, 1999        $1,324,326   $18,597    5.61%     5.78%     6.08%      (0.30%)       (0.17%)       (0.47%)
For the Quarter Ended
September 30, 1999       $1,320,776   $17,232    5.22%     5.28%     5.80%      (0.52%)       (0.06%)       (0.58%)
For the Quarter Ended
June 30, 1999            $1,374,154   $16,865    4.91%     4.96%     5.19%      (0.23%)       (0.05%)       (0.28%)
For the Quarter Ended
March 31, 1999           $1,381,663   $17,151    4.97%     4.96%     5.05%      (0.09%)        0.01%        (0.08%)

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

                  NET INTEREST INCOME

         Our net interest income, which equals interest income less interest expense, totaled $5.3 million for the quarter ended March 31, 2000 and $4.9 million for the quarter ended March 31, 1999. Our net interest income increased because of lower amortization costs for the quarter. Our net interest spread, which equals the yield on our average assets for the period less the average cost of funds for the period, was 1.00% for the quarter ended March 31, 2000 as compared to 0.90% for the quarter ended March 31, 1999. This 0.10% increase in spread income is reflected in the $460,000 increase in net interest income. Net interest margin, which equals net interest income divided by average total assets, was 1.47% on an annualized basis for the quarter ended March 31, 2000 and 1.27% for the quarter ended March 31, 1999. The principal reason that net interest margin exceeded net interest spread is that average interest earning assets exceeded average interest bearing liabilities. A portion of our assets is funded with equity rather than borrowings. We did not have any interest rate agreement expenses to date.

         The table below shows our interest income by earning asset type, average earning assets by type, total interest income, interest expense, average repurchase agreements, average cost of funds, and net interest income for the quarter ended March 31, 2000, the year ended December 31, 1999, and the four quarters in 1999.

                            GAAP NET INTEREST INCOME

                             (DOLLARS IN THOUSANDS)


                    Amortized
                    Cost of                                          Yield
                     Average       Interest                            on     Average
                    Mortgage-      Income on                        Average   Balance
                     Backed        Mortgage-     Average     Total  Interest     of               Average    Net
                   Securities       Backed        Cash     Interest Earning  Repurchase  Interest Cost of  Interest
                      Held        Securities   Equivalents  Income   Assets  Agreements  Expense   Funds    Income
                   ----------     ----------   -----------  ------   ------  ----------  -------   -----    ------
For the Quarter
Ended March 31,     $1,448,148      $24,616       $226      $24,617   6.80%  $1,329,900  $19,293   5.80%    $4,848
2000
--------------------------------------------------------------------------------------------------------------------
For the Year
Ended December 31,  $1,461,033      $89,801       $221      $89,812   6.15%  $1,350,230  $69,846   5.17%   $19,966
1999
For the Quarter
Ended December 31,  $1,420,308      $23,372        $2       $23,372   6.58%  $1,324,326  $18,597   5.61%    $4,774
1999
For the Quarter
Ended September     $1,416,525      $22,151       $877      $22,160   6.26%  $1,320,776  $17,232   5.22%    $4,929
30, 1999
For the Quarter
Ended June 30,      $1,493,532      $22,265        $2       $22,265   5.92%  $1,374,154  $16,865   4.91%    $5,399
1999
For the Quarter
Ended March 31,     $1,502,629      $22,015        $2       $22,015   5.87%  $1,381,663  $17,151   4.97%    $4,864
1999


                  GAINS AND LOSSES ON SALES OF MORTGAGE-BACKED SECURITIES

         For the quarter ended March 31, 2000, we sold mortgage-backed securities with an aggregate historical amortized cost of $23.3 million for an aggregate gain of $106,853. For the quarter ended March 31, 1999, we sold mortgage-backed securities with an aggregate historical amortized cost of $31.7 million for an aggregate gain of $64,560. The difference between the sale price and the historical amortized cost of our mortgage-backed securities is a realized gain and increases income accordingly. We do not expect to sell assets on a frequent basis, but may from time to time sell existing assets to move into new assets, which our management believes might have higher risk-adjusted returns, or to manage our balance sheet as part of our asset/liability management strategy.

                  CREDIT LOSSES

         We have not experienced credit losses on our mortgage-backed securities to date. We have limited our exposure to credit losses on our mortgage-backed securities by purchasing only securities, issued or guaranteed by FNMA, FHLMC or GNMA, which, although not rated, carry an implied "AAA" rating.

                  GENERAL AND ADMINISTRATIVE EXPENSES

         G&A expenses were $582,319 for the quarter ended March 31, 2000 and $610,004 for the quarter ended March 31, 1999. G&A expenses as a percentage of average assets was 0.16% and 0.16% for the quarters ended March 31, 2000 and 1999, respectively. The Company is internally managed and continues to be a low cost provider. G&A expenses decreased by $27,685 for March 31, 2000, when compared to March 31, 1999.

                 GAAP G&A EXPENSES AND OPERATING EXPENSE RATIOS

                             Cash                                       Total G&A          Total G&A
                         Compensation    Other                       Expenses/Average   Expenses/Average
                         and Benefits     G&A         Total G&A          Assets             Equity
                           Expense      Expenses      Expenses        (annualized)       (annualized)
                           -------      --------      --------        ------------       ------------
                                                 (dollars in thousands)
For the Quarter              $385         $197          $582             0.16%              2.19%
Ended  March 31, 2000
-----------------------------------------------------------------------------------------------------
For  the Year Ended
December 31, 1999           $1,312        $969         $2,281            0.15%              1.94%
For the Quarter
Ended   December 31,
1999                         $304         $292          $596             0.16%              2.21%
For the Quarter
Ended   September 30,
1999                         $337         $177          $514             0.14%              1.81%
For the Quarter
Ended  June 30, 1999         $338         $223          $561             0.15%              1.44%
For the Quarter
Ended  March 31, 1999        $333         $277          $610             0.16%              1.93%


                  NET INCOME AND RETURN ON AVERAGE EQUITY

         Our net income was $4.8 million for the quarter ended March 31, 2000 and $4.3 million for the quarter ended March 31, 1999. Our return on average equity was 18.3% for the quarter ended March 31, 2000 and 13.7% for the quarter ended March 31, 1999. The increase in net income is a direct result of an increase in spread income. As previously mentioned, the substantial decline in amortization expense was the primary reason that our earnings increased. The table below shows our net interest income, gain on sale of mortgage-backed securities and G&A expenses each as a percentage of average equity, and the return on average equity for the quarters ended March 31, 2000, the year ended December 31, 1999, and for the four quarters in 1999.

                     COMPONENTS OF RETURN ON AVERAGE EQUITY

  (RATIOS FOR ALL QUARTERS AND THE YEAR ENDED DECEMBER 31, 1999 AND THE PERIOD
                              ENDED MARCH 31, 2000)

                                                       Gain on Sale of
                                        Net Interest   Mortgage-Backed         G&A          Return on
                                       Income/Average Securities/Average Expenses/Average    Average
                                           Equity          Equity            Equity          Equity
                                           ------          ------            ------          ------
For the Quarter Ended March 31, 2000       20.07%          0.40%              2.19%          18.28%
-------------------------------------------------------------------------------------------------------
For the Year Ended December 31, 1999       16.97%          0.38%              1.94%          15.41%
For the Quarter Ended December 31, 1999    17.65%          0.99%              2.21%          16.43%
For the Quarter Ended September 30, 1999   17.40%          0.34%              1.81%          15.93%
For the Quarter Ended June 30, 1999        17.99%          0.08%              1.87%          16.20%
For the Quarter Ended March 31, 1999       15.43%          0.20%              1.93%          13.70%

FINANCIAL CONDITION

                  MORTGAGE-BACKED SECURITIES

         All of our mortgage-backed securities at March 31, 2000 were adjustable-rate or fixed-rate mortgage-backed securities backed by single-family mortgage loans. All of the mortgage assets underlying these mortgage-backed securities were secured with a first lien position on the underlying single-family properties. All our mortgage-backed securities were

FHLMC, FNMA or GNMA mortgage pass-through certificates or CMOs, which carry an implied "AAA" rating. We mark-to-market all of our earning assets at liquidation value.

         We accrete discount balances as an increase in interest income over the life of discount mortgage-backed securities and we amortize premium balances as a decrease in interest income over the life of premium mortgage-backed securities. At March 31, 2000 and 1999, we had on our balance sheet a total of $1.2 million and $1.1 million respectively, of unamortized discount (which is the difference between the remaining principal value and current historical amortized cost of our mortgage-backed securities acquired at a price below principal value) and a total of $23.0 million and $27.2 million, respectively, of unamortized premium (which is the difference between the remaining principal value and the current historical amortized cost of our mortgage-backed securities acquired at a price above principal value).

         We received mortgage principal repayments of $31.0 million for the quarter ended March 31, 2000 and $125.5 million for the quarter ended March 31, 1999. Given our current portfolio composition, if mortgage principal prepayment rates were to increase over the life of our mortgage-backed securities, all other factors being equal, our net interest income would decrease during the life of these mortgage-backed securities as we would be required to amortize our net premium balance into income over a shorter time period. Similarly, if mortgage principal prepayment rates were to decrease over the life of our mortgage-backed securities, all other factors being equal, our net interest income would increase during the life of these mortgage-backed securities as we would amortize our net premium balance over a longer time period.

         The table below summarizes our mortgage-backed securities at March 31, 2000, December 31, 1999, September 30, 1999, June 30, 1999, and March 31, 1999.

                           MORTGAGE-BACKED SECURITIES

                                                                                                Estimated
                                                                     Amortized                    Fair        Weighted
                                                Net    Amortized  Cost/Principal  Estimated  Value/Principal   Average
                          Principal Value     Premium     Cost         Value      Fair Value      Value         Yield
                          ---------------     -------     ----         -----      ----------      -----         -----
                                                        (dollars in thousands)
At March 31, 2000            $1,448,875       $21,826  $1,470,701     101.51%     $1,436,389      99.14%        7.02%
-----------------------------------------------------------------------------------------------------------------------
At December 31, 1999         $1,452,917       $22,444  $1,475,361     101.54%     $1,437,793      98.96%        6.77%
At September 30, 1999        $1,402,565       $22,981  $1,425,546     101.64%     $1,401,770      99.94%        6.41%
At June 30, 1999             $1,468,547       $24,985  $1,493,532     101.70%     $1,474,104     100.38%        6.21%
At March 31, 1999            $1,527,530       $26,071  $1,553,601     101.71%     $1,547,618     101.32%        5.94%


         The tables below set forth certain characteristics of our mortgage-backed securities. The index level for adjustable-rate mortgage-backed securities is the weighted average rate of the various short-term interest rate indices, which determine the coupon rate.

            ADJUSTABLE-RATE MORTGAGE-BACKED SECURITY CHARACTERISTICS

                                                                      Weighted                             Principal Value
                                 Weighted                             Average                   Weighted    at Period End
                                 Average    Weighted     Weighted     Term to      Weighted     Average     as % of Total
                      Principal  Coupon     Average    Average Net      Next       Average       Asset     Mortgage-Backed
                        Value      Rate   Index Level     Margin     Adjustment  Lifetime Cap    Yield        Securities
                        -----      ----   -----------     ------     ----------  ------------    -----        ----------
                                                             (dollars in thousands)
At March 31, 2000      $957,419   7.18%      5.63%        1.55%      10 months      10.59%       7.006%         66.08%
----------------------------------------------------------------------------------------------------------------------------
At December 31, 1999   $951,839   7.33%      5.84%        1.49%      11 months      10.30%       7.64%          65.51%
At September 30, 1999  $889,293   6.76%      5.13%        1.63%       9 months      10.82%       6.14%          63.40%
At June 30, 1999       $941,559   6.67%      4.96%        1.71%      11 months      11.00%       5.84%          64.12%
At March 31, 1999     $1,036,947  6.63%      4.97%        1.66%      11 months      11.01%       5.64%          67.88%

               FIXED-RATE MORTGAGE-BACKED SECURITY CHARACTERISTICS

                                                                              Principal Value
                                                 Weighted       Weighted       as % of Total
                                                 Average         Average      Mortgage-Backed
                             Principal Value   Coupon Rate     Asset Yield       Securities
                             ---------------   -----------     -----------       ----------
                                                   (dollars in thousands)
At March 31, 2000               $491,456          6.58%           7.04%            33.92%
-------------------------------------------------------------------------------------------
At December 31, 1999            $501,078          6.58%           7.01%            34.49%
At September 30, 1999           $513,272          6.58%           6.91%            36.60%
At June 30, 1999                $526,988          6.58%           6.88%            35.88%
At March 31, 1999               $490,583          6.54%           6.37%            32.12%

         At March 31, 2000 and December 31, 1999 we held mortgage-backed securities with coupons linked to the one-year, three-year, and five-year Treasury indices, one-month LIBOR and the six-month CD rate.


               ADJUSTABLE-RATE MORTGAGE-BACKED SECURITIES BY INDEX
                                 MARCH 31, 2000

                                                                                           3-Year
                                               One-Month     Six-Month       1-Year       Treasury        5-Year
                                                 LIBOR        CD Rate    Treasury Index     Index     Treasury Index
                                                 -----        -------    --------------     -----     --------------
Weighted Average Adjustment Frequency              1 mo.        6 mo.         12 mo.        36 mo.        60 mo.
Weighted Average Term to Next Adjustment           1 mo.        3 mo.         23 mo.        16 mo.        34 mo.
Weighted Average Annual Period Cap                  None        1.00%          1.93%            2%         1.35%
Weighted Average Lifetime Cap at
  March 31, 2000                                   9.17%       11.36%         12.29%        13.26%        12.05%
Mortgage Principal Value as Percentage of
  Mortgage-Backed Securities at
  March 31, 2000                                  36.83%        2.03%         21.64%         4.94%         0.64%


                           ADJUSTABLE-RATE MORTGAGE-BACKED SECURITIES BY INDEX
                                            DECEMBER 31, 1999

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

         BORROWINGS

         To date, our debt has consisted entirely of borrowings collateralized by a pledge of our mortgage-backed securities. These borrowings appear on our balance sheet as repurchase agreements. At March 31, 2000, we had established uncommitted borrowing facilities in this market with twenty-two lenders in amounts, which we believe, are in excess of our needs. All of our mortgage-backed securities are currently accepted as collateral for these borrowings. However, we limit our borrowings, and thus our potential asset growth, in order to maintain unused borrowing capacity and thus increase the liquidity and strength of our balance sheet.

         For the quarters ended March 31, 2000 and 1999, the term to maturity of our borrowings ranged from one day to 3 months, with a weighted average original term to maturity of 55 days at March 31, 2000. At March 31, 2000, the weighted average cost of funds for all of our borrowings was 5.96% and the weighted average term to next rate adjustment was 31 days. At March 31, 1999, the term to maturity ranged from one day to one year, with a weighted average original term of 63 days. The weighted average cost of funds for all of our borrowings was 4.85% and weighted average term to the next adjustment was 13 days.

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

         STOCKHOLDERS' EQUITY

         We use "available-for-sale" treatment for our mortgage-backed securities; we carry these assets on our balance sheet at estimated market value rather than historical amortized cost. Based upon this "available-for-sale" treatment, our equity base at March 31, 2000 was $108.9 million, or $7.84 per share. If we had used historical amortized cost accounting, our equity base at March 31, 2000 would have been $143.3 million, or $10.31 per share. Our equity base at March 31, 1999 was $126.7 million, or $9.97 per share. If we had used historical amortized cost accounting, our equity base at March 31, 1999 would have been $132.6 million, or $10.44 per share. During the quarter ended March 31, 2000, the Company raised additional capital in the amount of $2.3 million through its direct purchase program.

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

                           UNREALIZED GAINS AND LOSSES

                             (dollars in thousands)

                                          At               At                At             At                At
                                       March 31,      December 31,     September 30,     June 30,          March 31,
                                         2000             1999              1999           1999              1999
                                    --------------------------------------------------------------------------------
Unrealized Gain                          $ 1,320         $ 1,531             $ 998        $ 1,744           $ 2,801
Unrealized Loss                         (35,633)        (39,100)          (24,773)       (21,172)           (8,784)
                                    --------------------------------------------------------------------------------
Net Unrealized (Loss)                  ($34,313)       ($37,569)         ($23,775)      ($19,428)          ($5,983)
                                    ================================================================================

Net Unrealized (Loss) as % of
Mortgage-  Backed Securities             (2.37%)         (2.59%)           (1.70%)        (1.32%)           (0.39%)
Principal Value
Net Unrealized (Loss) as % of
Mortgage-  Backed Securities             (2.33%)         (2.54%)           (1.68%)        (1.30%)           (0.39%)
Amortized Cost

         Unrealized changes in the estimated net market value of mortgage-backed securities have one direct effect on our potential earnings and dividends: positive market-to-market changes increase our equity base and allow us to increase our borrowing capacity while negative changes tend to limit borrowing capacity under our capital investment policy. A very large negative change in the net market value of our mortgage-backed securities might impair our liquidity position, requiring us to sell assets with the likely result of realized losses upon sale. "Unrealized Losses on Available for Sale Securities" was $34.3 million, or 2.33% of the amortized cost of our mortgage-backed securities at March 31, 2000. "Unrealized Losses on Available for Sale Securities" was $6.0 million or 0.39% of the amortized cost of our mortgage-backed securities at March 31, 1999.

         The table below shows our equity capital base as reported and on a historical amortized cost basis at March 31, 2000, December 31,1999, September 30, 1999, June 30, 1999 and March 31,1999. Issuances of common stock, the level of GAAP earnings as compared to dividends declared, and other factors influence our historical cost equity capital base. The GAAP reported equity capital base is influenced by these factors plus changes in the "Net Unrealized Losses on Assets Available for Sale" account.

                              STOCKHOLDERS' EQUITY

                                                                             Historical
                           Historical      Net Unrealized   GAAP Reported  Amortized Cost    GAAP Reported
                         Amortized Cost   Gains on Assets    Equity Base     Equity Per       Equity (Book
                           Equity Base   Available for Sale  (Book Value)       Share       Value) Per Share
                           -----------   ------------------  ------------       -----       ----------------
                                            (dollars in thousands, except per share data)
At March 31, 2000           $143,279         ($34,313)         $108,966        $10.31            $7.84
--------------------------------------------------------------------------------------------------------------
At December 31, 1999        $140,841         ($37,569)         $103,272        $10.37            $7.60
At September 30, 1999       $136,850         ($23,776)         $113,074        $10.44            $8.63
At June 30, 1999            $133,020         ($19,428)         $113,592        $10.48            $8.95
At March 31, 1999           $132,599          ($5,983)         $126,617        $10.44            $9.97


                  LEVERAGE

         Our debt-to-GAAP reported equity ratio at March 31, 2000 and, 1999 was 12:1 and 10:1, respectively. We generally expect to maintain a ratio of debt-to-equity of between 8:1 and 12:1, although the ratio may vary from this range from time to time based upon various factors, including our management's opinion of the level of risk of our assets and liabilities, our liquidity position, our level of unused borrowing capacity and over-collateralization levels required by lenders when we pledge assets to secure borrowings.

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

         OTHER MATTERS

         We calculate that our qualified REIT assets, as defined in the Internal Revenue Code, are 99.5% of our total assets at March 31, 2000 and 1999, as compared to the Internal Revenue Code requirement that at least 75% of our total assets be qualified REIT assets. We also calculate that 99.5% and 99.5% of our revenue qualifies for the 75% source of income test, and 100% of its revenue qualifies for the 95% source of income test, under the REIT rules for the years ended March 31, 2000 and 1999, respectively. We also met all REIT requirements regarding the ownership of our common stock and the distribution of our net income. Therefore, as of March 31, 2000 and 1999, we believe that we qualified as a REIT under the Internal Revenue Code.

         We at all times intend to conduct our business so as not to become regulated as an investment company under the Investment Company Act. If we were to become regulated as an investment company, then our use of leverage would be substantially reduced. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" (qualifying interests). Under current interpretation of the staff of the SEC, in order to qualify for this exemption, we must maintain at least 55% of our assets directly in qualifying interests. In addition, unless certain mortgage securitites represent all the certificates issued with respect to an underlying pool of mortgages, the mortgage-backed securities may be treated as securities separate from the underlying mortgage loans and, thus, may not be considered qualifying interests for purposes of the 55% requirement. We calculate that as of March 31, 2000 and 1999 we were in compliance with this requirement.

ITEM. 2           QUANTITATIVE AND QUALITIATIVE DISCLOSURES ABOUT MARKET RISK

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

         Our profitability and the value of our portfolio may be adversely affected during any period as a result of changing interest rates. The following table quantifies the potential changes in net interest income and portfolio value should interest rates go up or down 200 basis points, assuming the yield curves of the rate shocks will be parallel to each other and the current yield curve. All changes in income and value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at March 31, 2000 and various estimates regarding prepayment and all activities are made at each level of rate shock. Actual results could differ significantly from these estimates.

                           Projected Percentage Change in  Projected Percentage Change in
Change in Interest Rate         Net Interest Income               Portfolio Value
-----------------------------------------------------------------------------------------
-200 Basis Points                      48%                             4%
-100 Basis Points                      23%                             2%
-50 Basis Points                       12%                             1%
Base Interest Rate
+50 Basis Points                      (13%)                           (1%)
+100 Basis Points                     (27%)                           (2%)
+200 Basis Points                     (54%)                           (5%)


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

         The following table sets forth the estimated maturity or repricing of our interest-earning assets and interest-bearing liabilities at March 31, 2000. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except adjustable-rate loans, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature. Mortgage-backed securities reflect estimated prepayments that were estimated based on analyses of broker estimates, the results of a prepayment model that we utilized and empirical data. Our management believes that these assumptions approximate actual experience and considers them reasonable; however, the interest rate sensitivity of our assets and liabilities in the table could vary substantially if different assumptions were used or actual experience differs from the historical experience on which the assumptions are based.

                                 (IN THOUSANDS)

                                                                             More than 1    3 Years and
                                     Within 3 Months       4-12 Months     Year to 3 Years      Over           Total
                                     -----------------------------------------------------------------------------------
                                                                       (in thousands)
Rate Sensitive Assets:
  Mortgage-Backed Securities               $ 578,752         $ 151,338         $142,520         $576,266     $1,448,876

Rate Sensitive Liabilities:
  Repurchase Agreements                    1,323,988                                                         $1,323,988
                                     -----------------------------------------------------------------------------------

Interest rate sensitivity gap             ($745,236)          $151,338         $142,520         $576,266      $ 124,888
                                     ===================================================================================

Cumulative rate sensitivity gap          ($ 745,236)        ($593,898)       ($451,378)         $124,888
                                     ===================================================================================

Cumulative interest rate
sensitivity gap as a percentage of
total rate-sensitive assets                    (51%)             (41%)            (31%)               9%

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

                                    ANNALY MORTGAGE MANAGEMENT, INC.

Dated:   May 13, 2000               By: /s/  Michael A.J. Farrell
                                        -------------------------
                                        Michael A.J. Farrell
                                        Chairman of the Board and Chief
                                           Executive Officer
                                        (authorized officer of registrant)

Dated:    May 13, 2000              By: /s/  Kathryn F. Fagan
                                        ---------------------
                                        Kathryn F. Fagan
                                        Chief Financial Officer and Treasurer
                                        (principal accounting officer)