Form 10-Q
period 2000-06-30
ANNALY MORTGAGE MANAGEMENT INC
filed 2000-08-11
CIK 1043219

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2000

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

                                  Yes  X    No
                                     -----     -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the last practicable date:

         Class                                  Outstanding at August 11, 2000
Common Stock, $.01 par value                               14,210,645

                        Annaly Mortgage Management, Inc.

                                    FORM 10-Q


                                      INDEX



Part I.     FINANCIAL INFORMATION

   Item 1.     Financial Statements:

     Balance Sheets - June 30, 2000 (Unaudited) and December 31, 1999                                              1

     Statements of Operations (Unaudited) for the quarters and six months ended June 30, 2000
          and 1999                                                                                                 2

     Statements of Stockholders' Equity (Unaudited) for the six months ended June 30, 2000                         3

     Statements of Cash Flows (Unaudited) for the quarters and six months ended June 30, 2000
          and 1999                                                                                                 4

     Notes to Financial Statements (Unaudited)                                                                    5-9

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations                    10-21

Item 3. Quantitative and Qualitative Disclosure about Market Risk                                                22-23

PART II.     OTHER INFORMATION

Item 1.     Legal Proceedings                                                                                     24

Item 2.     Changes in Securities and Use of Proceeds                                                             24

Item 3.     Defaults Upon Senior Securities                                                                       24

Item 4.     Submission of Matters to a Vote of Security Holders                                                   24

Item 5.     Other Information                                                                                     24

Item 6.     Exhibits and Reports on Form 8-K                                                                      24

SIGNATURES                                                                                                        25


                         ANNALY MORTGAGE MANAGEMENT, INC
                                 BALANCE SHEETS




                                                              JUNE 30, 2000            DECEMBER 31,
                                                               (UNAUDITED)                 1999
                                                          -----------------------   ----------------------
                                 ASSETS

Cash and cash equivalents                                           $    121,512           $       71,918
Mortgage-Backed Securities, at fair value                          1,450,852,364            1,437,792,631
Receivable for Mortgage-Backed Securities sold                        12,653,699               46,402,360
Accrued interest receivable                                            6,898,611                6,857,683
Other assets                                                             247,150                  197,896
                                                          -----------------------   ----------------------

Total assets                                                      $1,470,773,336           $1,491,322,488
                                                          =======================   ======================

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Repurchase agreements                                           $1,349,682,000           $1,338,295,750
  Payable for Mortgage-Backed Securities purchased                                             38,154,012
  Accrued interest payable                                             6,117,961                6,682,687
  Dividends payable                                                    4,262,402                4,753,461
  Accounts payable                                                       271,327                  164,100
                                                          -----------------------   ----------------------

Total liabilities                                                  1,360,333,690            1,388,050,010
                                                          -----------------------   ----------------------

Stockholders' Equity:
  Common stock: par value $.01 per share; 100,000,000
    Authorized, 14,208,007 and 13,581,316 shares issued
    and outstanding, respectively                                        142,080                  135,813
  Additional paid-in capital                                         145,303,101              140,262,657
  Accumulated other comprehensive loss                               (35,008,078)             (37,568,510)
  Retained earnings                                                        2,543                  442,518
                                                          -----------------------   ----------------------

Total stockholders' equity                                           110,439,646              103,272,478
                                                          -----------------------   ----------------------

Total liabilities and stockholders' equity                        $1,470,773,336           $1,491,322,488
                                                          =======================   ======================



See notes to financial statements

                         ANNALY MORTGAGE MANAGEMENT, INC
                                INCOME STATEMENTS
                                   (UNAUDITED)


                                                For the           For the            For the Six           For the Six
                                            Quarter Ended      Quarter Ended         Months Ended         Months Ended
                                              June 30,             June 30,             June 30,             June 30,
                                                2000                1999                 2000                 1999
                                          ----------------    -----------------    -----------------    ------------------
INTEREST INCOME:
  Mortgage-Backed Securities                  $25,732,165          $22,264,812          $50,347,932           $44,279,733
  Other interest income                             2,355                  118                3,370                   138
                                          ----------------    -----------------    -----------------    ------------------

Total interest income                          25,734,520           22,264,930           50,351,302            44,279,871

INTEREST EXPENSE:
  Repurchase agreements                        21,453,016           16,865,824           40,745,970            34,016,865
                                          ----------------    -----------------    -----------------    ------------------

NET INTEREST INCOME                             4,281,504            5,399,106            9,605,332            10,263,006

GAIN ON SALE OF MORTGAGE-BACKED
SECURITIES
                                                   64,774               25,853              171,627                90,413

GENERAL AND ADMINISTRATIVE
  EXPENSES
                                                  507,322              561,010            1,089,641             1,171,014
                                          ----------------    -----------------    -----------------    ------------------

NET INCOME                                      3,838,956            4,863,949            8,687,318             9,182,405
                                          ----------------    -----------------    -----------------    ------------------

OTHER COMPREHENSIVE INCOME
  Unrealized gain (loss) on available-
    for-sale securities                          (630,080)         (13,419,555)            2,732,059          (12,933,640)
  Less:  reclassification adjustment
   for net gains included in net income           (64,774)             (25,853)            (171,627)              (90,413)
                                          ----------------    -----------------    -----------------    ------------------
  Other comprehensive gain (loss)                (694,854)         (13,445,408)            2,560,432          (13,024,053)
                                          ----------------    -----------------    -----------------    ------------------

COMPREHENSIVE INCOME                          $ 3,144,102         ($ 8,581,459)         $11,247,750          ($ 3,841,648)
                                          ================    =================    =================    ==================

NET INCOME PER SHARE:
  Basic                                             $0.27                $0.38                $0.63                 $0.72
                                          ================    =================    =================    ==================

  Diluted                                           $0.26                $0.37                $0.61                 $0.71
                                          ================    =================    =================    ==================

AVERAGE NUMBER OF SHARES OUTSTANDING:
  Basic                                        14,039,741           12,697,338           13,850,140            12,677,718
                                          ================    =================    =================    ==================


  Diluted                                      14,631,940           13,110,275           14,152,881            12,957,718
                                          ================    =================    =================    ==================


See notes to financial statements

                         ANNALY MORTGAGE MANAGEMENT, INC
                        STATEMENT OF STOCKHOLDER'S EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                   (UNAUDITED)


                                                    Common           Additional
                                                    Stock             Paid-In          Comprehensive        Retained
                                                  Par Value           Capital              Income           Earnings
                                              ----------------- ------------------- ------------------- ----------------
BALANCE, DECEMBER 31, 1999                            $135,813        $140,262,657                             $442,518

  Net Income                                                                                $4,848,362        4,848,362
  Other comprehensive income:
    Unrealized net gains on securities,
      net of reclassification adjustment                                                     3,255,286
                                                                                    -------------------
  Comprehensive income                                                                      $8,103,648
                                                                                    ===================
  Exercise of stock options                                346             138,150
  Proceeds from direct purchase                          2,838           2,313,779
  Dividends declared for the quarter
    ended March 31, 2000,
    $0.35 per average share                                                                                  (4,864,891)

                                              ----------------- -------------------                     ----------------
BALANCE, MARCH 31, 2000                               $138,997        $142,714,586                             $425,989

  Net Income                                                                                $3,838,956        3,838,956
  Other comprehensive income:
    Unrealized net losses on securities,
      net of reclassification adjustment                                                      (694,854)
                                                                                    -------------------
  Comprehensive income                                                                      $3,144,102
                                                                                    ===================
  Exercise of stock options                                 10               8,115
  Proceeds from direct purchase                          3,073           2,580,400
  Dividends declared for the quarter
    ended June 30, 2000,
    $0.30 per average share                                                                                  (4,262,402)

                                              ----------------- -------------------                     ----------------
BALANCE, JUNE 30, 2000                                $142,080        $145,303,101                             $  2,543
                                              ================= ===================                     ================

Disclosure of reclassification amount:

  Unrealized holding gains arising
    during the period                                                                       $2,732,059
  Less:  reclassification adjustment for
    gains included in net income                                                              (171,627)
                                                                                    -------------------
  Net unrealized gains on securities                                                        $2,560,432
                                                                                    ===================


                                                         Other
                                                     Comprehensive
                                                         Income              Total
                                                  ------------------- -------------------

BALANCE, DECEMBER 31, 1999                              ($37,568,510)       $103,272,478

  Net Income
  Other comprehensive income:
    Unrealized net gains on securities,
      net of reclassification adjustment                   3,255,286

  Comprehensive income                                                         8,103,648

  Exercise of stock options                                                      138,496
  Proceeds from direct purchase                                                2,316,617
  Dividends declared for the quarter
    ended March 31, 2000,
    $0.35 per average share                                                   (4,864,891)

                                                  ------------------- -------------------
BALANCE, MARCH 31, 2000                                 ($34,313,224)       $108,966,348

  Net Income
  Other comprehensive income:
    Unrealized net losses on securities,
      net of reclassification adjustment                    (694,854)

  Comprehensive income                                                         3,144,102

  Exercise of stock options                                                        8,125
  Proceeds from direct purchase                                                2,583,473
  Dividends declared for the quarter
    ended June 30, 2000,
    $0.30 per average share                                                   (4,262,402)

                                                  ------------------- -------------------
BALANCE, JUNE 30, 2000                                  ($35,008,078)       $110,439,646
                                                  =================== ===================

Disclosure of reclassification amount:

  Unrealized holding gains arising
    during the period
  Less:  reclassification adjustment for
    gains included in net income

  Net unrealized gains on securities



See notes to financial statements

                         ANNALY MORTGAGE MANAGEMENT, INC
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                     For the Quarter   For the Quarter
                                                         Ended              Ended            For the Six         For the Six
                                                        June 30,            June 30,         Months Ended      Months Ended June
                                                         2000                1999           June 30, 2000          30, 1999
                                                     ---------------  -----------------   ------------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                             $3,838,956         $4,863,949           $8,687,318           $9,182,405
  Adjustments to reconcile net income to net cash
    Provided by operating activities:
      Amortization of mortgage premiums and
           discounts, net                                   519,905          1,886,272              994,611            4,050,915
      Gain on sale of mortgage-backed securities            (64,774)           (25,853)            (171,627)             (90,413)
      Decrease (increase) in accrued interest              (128,822)            16,798              (40,928)            (620,322)
           receivable
      Increase in other assets                              (30,959)          (171,534)             (49,254)            (190,951)
      Increase (decrease) in accrued interest payable       678,168           (814,852)            (564,726)           3,715,195
      Increase (decrease)  in accounts payable                 (568)           100,425              107,227              291,092

                                                     ---------------  -----------------   ------------------  -------------------
          Net cash provided by operating activities       4,811,906          5,855,205            8,962,621           16,337,921
                                                     ---------------  -----------------   ------------------  -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of Mortgage-Backed Securities              (85,683,125)      (101,582,524)        (174,111,811)        (356,751,056)
    Proceeds from sale of Mortgage-Backed Securities     18,877,266         16,443,000           88,659,898           48,212,366
    Principal payments of Mortgage-Backed
       Securities                                        38,538,346        110,312,495           69,724,277          235,805,426

                                                     ---------------  -----------------   ------------------  -------------------
          Net cash provided (used) in investing
              activities                                (28,267,513)        25,172,971          (15,727,636)         (72,733,264)
                                                     ---------------  -----------------   ------------------  -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from repurchase agreements                 3,414,378,000      2,619,594,000        6,516,210,500        5,272,183,000
  Principal payments on repurchase agreements        3,388,683,500)     (2,646,710,000)      (6,504,824,250)      (5,207,953,000)
  Proceeds from exercise of stock options                     8,125              1,000              146,621              196,496
  Proceeds from direct purchase                           2,583,471                               4,900,090
  Dividends paid                                         (4,864,891)        (4,190,108)          (9,618,352)          (8,047,771)

                                                     ---------------  -----------------   ------------------  -------------------
          Net cash provided (used) by
              financing activities                       23,421,205        (31,305,108)           6,814,609           56,378,725

                                                     ---------------  -----------------   ------------------  -------------------

Net increase (decrease) in cash and cash equivalents        (34,402)          (276,932)              49,594              (16,618)

Cash and cash equivalents, beginning of period              155,914            329,334               71,918               69,020

                                                     ---------------  -----------------   ------------------  -------------------
Cash and cash equivalents, end of period                  $ 121,512           $ 52,402            $ 121,512            $  52,402
                                                     ===============  =================   ==================  ===================

Supplemental disclosure of cash flow Information:
  Interest paid                                         $20,774,848        $17,680,676          $41,310,696          $30,241,491
                                                     ===============  =================   ==================  ===================

Noncash financing activities:
  Net change in unrealized losses on available-for-
      sale securities                                     ($694,854)      ($13,445,408)          $2,560,432         ($13,024,053)
                                                     ===============  =================   ==================  ===================

  Dividends declared, not yet paid                       $4,262,402         $4,444,142           $4,262,402           $4,444,142
                                                     ===============  =================   ==================  ===================


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

     A summary of the Company's significant accounting policies follows:

     BASIS OF PRESENTATION - The accompanying unaudited financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. The interim financial statements for the three and six month periods are unaudited; however, in the opinion of the Company's management, all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results of operations have been included. These unaudited financials statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on form 10-K for the year ended December 31, 1999. The nature of the Company's business is such that the results of any interim period are not necessarily indicative of results for a full year.

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

     Unrealized losses on Mortgage-Backed Securities that are considered other than temporary, as measured by the amount of decline in fair value attributable to factors other than temporary, are recognized in income and the cost basis of the Mortgage-Backed Securities is adjusted. There were no such adjustments for the six months ended June 30, 2000 and the year ended December 31, 1999.

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

     CREDIT RISK - At June 30, 2000 and December 31, 1999, the Company has limited exposure to credit losses on its portfolio of Mortgage-Backed Securities by only purchasing securities from Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA"), or Government National Mortgage Association ("GNMA"). The payment of principal and interest on the FHLMC and FNMA Mortgage-Backed Securities are guaranteed by those respective agencies and the payment of principal and interest on the GNMA Mortgage-Backed Securities are backed by the full-faith-and-credit of the U.S. government. At June 30, 2000 and December 31, 1999, all of the Company's Mortgage-Backed Securities have a "AAA" rating or an implied a "AAA" rating.

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

2.   MORTGAGE-BACKED SECURITIES

     The following table pertains to the Company's Mortgage-Backed Securities classified as available-for-sale as of June 30, 2000, which are carried at their fair value:

                               FEDERAL           FEDERAL           GOVERNMENT
                              HOME LOAN          NATIONAL           NATIONAL           TOTAL
                               MORTGAGE          MORTGAGE           MORTGAGE       MORTGAGE-BACKED
                             CORPORATION       ASSOCIATION         ASSOCIATION        SECURITIES
                         -------------------------------------------------------------------------
Mortgage-Backed           $   502,002,481    $   870,659,962    $    92,305,316    $ 1,464,967,759
  Securities, gross

Unamortized discount             (209,156)        (1,177,013)              --           (1,386,169)
Unamortized premium             8,423,271         12,194,445          1,661,136         22,278,852
                         -------------------------------------------------------------------------

Amortized cost                510,216,596        881,677,394         93,966,452      1,485,860,442

Gross unrealized gains            168,383            699,235            867,618
Gross unrealized losses       (11,973,876)       (20,725,170)        (3,176,650)       (35,875,696)
                         -------------------------------------------------------------------------
Estimated fair value      $   498,411,103    $   861,651,459    $    90,789,802    $ 1,450,852,364
                         =========================================================================


     The following table pertains to the Company's Mortgage-Backed Securities classified as available-for-sale as of December 31, 1999, which are carried at their fair value:

                               FEDERAL           FEDERAL           GOVERNMENT
                              HOME LOAN          NATIONAL           NATIONAL           TOTAL
                               MORTGAGE          MORTGAGE           MORTGAGE       MORTGAGE-BACKED
                             CORPORATION       ASSOCIATION         ASSOCIATION        SECURITIES
                         -------------------------------------------------------------------------
Mortgage-Backed
  Securities, gross       $   454,711,462    $   900,782,563    $    97,423,038    $ 1,452,917,063

Unamortized discount             (171,241)          (964,133)              --           (1,135,374)
Unamortized premium             8,454,547         13,359,448          1,765,457         23,579,452
                         -------------------------------------------------------------------------

Amortized cost                462,994,768        913,177,878         99,188,495      1,475,361,141

Gross unrealized gains            359,888          1,171,250          1,531,138
Gross unrealized losses       (12,091,145)       (22,966,353)        (4,042,150)       (39,099,648)
                         -------------------------------------------------------------------------
Estimated fair value      $   451,263,511    $   891,382,775    $    95,146,345    $ 1,437,792,631
                         =========================================================================

     The adjustable rate Mortgage-Backed Securities are limited by periodic caps (generally interest rate adjustments are limited to no more than 1% every six months) and lifetime caps. At June 30, 2000, and December 31, 1999, the weighted average lifetime cap was 10.4% and 10.6% respectively.

     During the six months ended June 30, 2000 and 1999, the Company's realized $171,627 and $90,413 in gains from sales of Mortgage-Backed Securities, respectively. During the year ended December 31, 1999, the Company realized $563,259 in gains for sales of Mortgage-Backed Securities. There were no losses on sales of Mortgage-Backed Securities for the six months ended June 30, 2000. Losses totaled $108,477 for the year ended December 31, 1999.

3.   REPURCHASE AGREEMENTS

     As of June 30, 2000, the Company had outstanding $1,349,682,000 of repurchase agreements with a weighted average borrowing rate of 6.30%. The weighted average remaining maturity was 24 days and a weighted average original term was 39 days. As of December 31, 1999, the Company had outstanding $1,338,295,750 of repurchase agreements with a weighted average borrowing rate of 5.26%. The weighted average remaining maturity was 20 days.

     At June 30, 2000 and December 31, 1999, the repurchase agreements had the following remaining maturities:

                             June 30, 2000        December 31, 1999
                          ------------------------------------------
Within 30 days              $   907,214,000        $ 1,197,416,250
30 to 59 days                   265,017,000             25,767,000
60 to 89 days                    83,520,000                      -
90 to 119 days                   54,676,000            115,112,500
120 days or over                 39,255,000                      -
                          ------------------------------------------
                            $ 1,349,682,000        $ 1,338,295,750
                          ==========================================

4.   COMMON STOCK

     Options were exercised and the share purchase and dividend reinvestment plan was in effect during the six month period ending June 30, 2000 increasing the total number of shares outstanding to 14,208,007. The number of stock options exercised was 35,624, with an aggregate purchase price of $146,621. The number of shares issued in the direct purchase plan was 591,067 with an aggregate purchase price of $4,900,090. During the year ended December 31, 1999, 57,204 options were exercised at an aggregate price of $233,276. Also, 875,688 shares were purchased in direct offering, total $8,170,602.

     During the six months ending June 30, 2000, the Company declared dividends to shareholders totaling $9,127,293 or $0.66 per weighted average share, of which $4,262,402 was paid on July 27, 2000. During the Company's year ending December 31, 1999, the Company declared dividends to shareholders totaling $17,977,754, or $1.39 per weighted average share, of which $13,224,293 was paid during the period and $4,753,461 was paid on January 27, 2000. For Federal income tax purposes dividends paid for the year ended December 31, 1999 are ordinary income to the Company stockholders.

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

     For the three months ended June 30, 2000 the reconciliation is as follows:

                                                  FOR THE THREE MONTHS ENDED
                                                        JUNE 30, 2000
                                     -----------------------------------------------------
                                           INCOME              SHARES          PER-SHARE
                                        (NUMERATOR)         (DENOMINATOR)       AMOUNT
                                     -----------------------------------------------------
Net income                             $ 3,838,956
                                     -------------
Basic EPS                                3,838,956          14,039,741          $ 0.27
                                                                               ===========
Effect of dilutive securities:
  Dilutive stock options                         -             592,199
                                     -----------------------------------------------------
  Diluted EPS                          $ 3,838,956          14,631,940          $ 0.26
                                     =====================================================


     For the six months ended June 30, 2000 the reconciliation is as follows:

                                                  FOR THE SIX MONTHS ENDED
                                                        JUNE 30, 2000
                                     -----------------------------------------------------
                                           INCOME              SHARES          PER-SHARE
                                        (NUMERATOR)         (DENOMINATOR)       AMOUNT
                                     -----------------------------------------------------
Net income                             $ 8,687,318
                                     -------------

Basic EPS                                8,687,318          13,850,140          $ 0.63
                                                                               ===========
Effect of dilutive securities:
  Dilutive stock options                         -             302,741
                                     -----------------------------------------------------
  Diluted EPS                          $ 8,687,318            14,152,881        $ 0.61
                                     =====================================================


     Options to purchase 653,256 shares were outstanding during the quarter ended June 30, 2000 and dilutive, as the exercise price (between $4.00 and $8.63) was less than the average stock price for the three month period for the Company of $8.69. Options to purchase 155,176 shares of stock were outstanding during the period and are not considered dilutive. The exercise price (between $8.94 and $11.25) was greater than the average stock price for the three month period of $8.69.

     Options to purchase 354,256 shares were outstanding during the six months ended June 30, 2000 and dilutive, as the exercise price (between $4.00 and $8.125) was less than the average stock price for the six month period for the Company of $8.47. Options to purchase 454,176 shares of stock were outstanding during the period and are not considered dilutive. The exercise price (between $8.63 and $11.25) was greater than the average stock price for the three month period of $8.47.

6.   COMPREHENSIVE INCOME

     The Company adopted FASB Statement no. 130, Reporting Comprehensive Income, Statement no. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. The Company at June 30, 2000 and December 31, 1999 held securities classified as available-for-sale. At June 30, 2000 and December 31, 1999, the net unrealized losses totaled $35,008,078 and $37,568,510, respectively.

7.   LEASE COMMITMENTS

     The Corporation has non-cancelable lease for office space, which commenced in April 1998 and expires in December 2007.

     The Corporation's aggregate minimum lease payments are as follows:

2000                                          95,299
2001                                          97,868
2002                                         100,515
2003                                         110,261
2004 through 2007                            472,145
                                          ----------
  Total lease obligation                  $  876,088
                                          ==========

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

     We commenced operations on February 18, 1997 upon the consummation of a private placement. We completed our initial public offering on October 14, 1997. The 317-day period ended December 31, 1997 was a short operating period and not a full twelve months

RESULTS OF OPERATIONS: FOR THE QUARTER ENDED JUNE 30, 2000 AND 1999

     NET INCOME SUMMARY

     For the quarter ended June 30, 2000, our GAAP net income was $3.8 million, or $.27 basic earnings per average share, as compared to $4.9 million, or $.38 basic earnings per average share, for the quarter ended June 30, 1999. We compute our GAAP net income per share by dividing net income by the weighted average number of shares of outstanding common stock during the period, which was 14,039,741 for the quarter ended June 30, 2000 and 12,697,338 for the quarter ended June 30, 1999. Dividends per weighted average number of shares outstanding for the quarter ended June 30, 2000 was $.30 per share, or $4.3 million in total. Dividends per weighted average number of shares outstanding for the quarter ended March 31, 1999 was $.35 per share, or $4.4 million in total. Our return on average equity was 14.00% for the quarter ended June 30, 2000 and 16.20% for the quarter ended June 30, 1999.


                                                  NET INCOME SUMMARY
                                                  ------------------

                                                       Quarter           Quarter      Six Months       Six Months
                                                        Ended             Ended         Ended           Ended
                                                       June 30,          June 30,      June 30,        June 30,
                                                         2000              1999          2000            1999
                                                    -----------------------------------------------------------------
     Interest Income                                     $25,734          $22,265        $50,351          $44,280
     Interest Expense                                     21,453           16,866         40,746           34,017
                                                    -----------------------------------------------------------------
     Net Interest Income                                   4,281            5,399          9,605           10,263
     Gain on Sale of Mortgage-Backed Securities               65               26            172               90
     General and Administrative Expenses                     507              561          1,090            1,171
                                                    -----------------------------------------------------------------
     Net Income                                          $ 3,839           $4,864         $8,687           $9,182
                                                    =================================================================

     Average Number of Basic Shares Outstanding       14,039,741       12,697,338     13,850,140       12,677,718
     Average Number of Diluted Shares Outstanding     14,631,940       13,110,275     14,152,881       12,957,718

     Basic Net Income Per Share                            $0.27            $0.38          $0.63            $0.72
     Diluted Net Income Per Share                          $0.26            $0.37          $0.61            $0.71

     Average Total Assets                             $1,457,152       $1,496,793     $1,456,436       $1,508,688
     Average Equity                                     $109,703         $120,104       $107,911         $123,112

     Annualized Return on Average Assets                    1.05%            1.30%          1.20%            1.22%
     Annualized Return on Average Equity                   14.00%           16.20%         16.10%           14.92%


     TAXABLE INCOME AND GAAP INCOME

     For the quarter ended June 30, 2000 and 1999, our income as calculated for tax purposes (taxable income) differed from income as calculated according to GAAP (GAAP income). Our taxable income for the quarter ended June 30, 2000 was approximately $3.4 million, or $0.25 per share, as compared to taxable income of $4.9 million, or $0.38 per share, for the quarter ended June 30, 1999. The differences were in the calculations of premium and discount amortization, gains on sale of mortgage-backed securities, and general and administrative expenses.

         The distinction between taxable income and GAAP income is important to our stockholders because dividends are declared on the basis of taxable income. While we do not pay taxes so long as we satisfy the requirements for exemption from taxation pursuant to the REIT provisions of the Internal Revenue Code, each year we complete a corporate tax form on which taxable income is calculated as if we were to be taxed. This taxable income level determines the amount of dividends we can pay out over time. The table below presents the major differences between our GAAP and taxable income for the quarters ended June 30, 2000 and March 31, 2000, the year ended December 31, 1999, and the four quarters in 1999


                                                            TAXABLE INCOME
                                                            --------------

                                            Taxable General       Taxable        Taxable Gain
                                                   &              Mortgage        on Sale of
                                GAAP Net     Administrative     Amortization      Securities      Taxable Net
                                 Income       Differences       Differences       Differences        Income
                            --------------  ----------------  ----------------  ---------------  ---------------

                                                         (dollars in thousands)
For the Quarter Ended
  June 30, 2000                  $3,839            $1              ($323)             ($69)          $3,448
For the Quarter Ended
  March 31, 2000                 $4,848            $1                $16              ($25)          $4,840
----------------------------------------------------------------------------------------------------------------
For the Year Ended
  December 31, 1999             $18,139            $9               $814             ($525)          $18,437
For the Quarter Ended
  December 31, 1999              $4,444            $2                $21             ($288)           $4,179
For the Quarter Ended
  September 30, 1999             $4,513            $5               ($14)            ($235)           $4,269
For the Quarter Ended
  June 30, 1999                  $4,864            $2               $363                 -            $5,229
For the Quarter Ended
  March 31, 1999                 $4,318             -               $444               ($2)           $4,760


     INTEREST INCOME AND AVERAGE EARNING ASSET YIELD

     We had average earning assets of $1.5 billion for the quarters ended June 30, 2000 and 1999. Our primary source of income for the quarters ended June 30, 2000 and 1999 was interest income. A portion of our income was generated by gains on the sales of our mortgage-backed securities. Our interest income was $25.7 million for the quarter ended June 30, 2000 and $22.3 million for the quarter ended June 30, 1999. Our yield on average earning assets was 6.97% and 5.95% for the same respective periods. Our average earning asset balance decreased by $20.5 million for the quarter ended June 30, 2000 as compared to the quarter ended June 30, 1999. Interest income increased by $3.4 million for the quarter ended June 30, 2000 over the quarter ended June 30, 1999, due to the decline in the portfolio CPR and an increase in the coupons on adjustable rate securities. The table below shows our average balance of cash equivalents and mortgage-backed securities, the yields we earned on each type of earning assets, our yield on average earning assets and our interest income for the quarters ended June 30, 2000 and March 31, 2000, the year ended December 31, 1999, and the four quarters in 1999.


                                                      AVERAGE EARNING ASSET YIELD
                                                      ---------------------------

                                                                                              Yield on
                                                        Average                 Yield on      Average      Yield on
                                           Average      Mortgage-    Average    Average       Mortgage-     Average
                                             Cash        Backed      Earning      Cash         Backed      Earning    Interest
                                         Equivalents   Securities    Assets    Equivalents   Securities     Assets     Income
                                         -----------   ----------    ------    -----------   ----------     ------     ------
                                                                       (dollars in thousands)

For the Quarter ended June 30, 2000        $243        $1,476,283   $1,476,526    3.29%         6.97%        6.97%     $25,735
For the Quarter ended March 31, 2000       $226        $1,448,148   $1,448,374    1.79%         6.80%        6.80%     $24,617
---------------------------------------------------------------------------------------------------------------------------------
For  the Year Ended December 31, 1999      $221        $1,461,033   $1,461,254    4.10%         6.15%        6.15%     $89,812
For  the Quarter Ended December 31, 1999    $2         $1,420,308   $1,420,310    4.05%         6.58%        6.58%     $23,371
For the Quarter Ended September 30, 1999   $877        $1,416,525   $1,417,404    4.10%         6.26%        6.25%     $22,161
For the Quarter Ended June 30, 1999         $2         $1,496,793   $1,496,795    4.30%         5.95%        5.95%     $22,265
For  the Quarter Ended March 31, 1999       $2         $1,502,627   $1,502,629    4.01%         5.87%        5.87%     $22,015

     The constant prepayment rate (or CPR) on our mortgage-backed securities for the quarter ended June 30, 2000 was 11% and for the quarter ended June 30, 1999 was 21%. CPR is an assumed rate of prepayment for our mortgage-backed securities, expressed as an annual rate of prepayment relative to the outstanding principal balance of our mortgage-backed securities. CPR does not purport to be either a historical description of the prepayment experience of our mortgage-backed securities or a prediction of the anticipated rate of prepayment of our mortgage-backed securities.

     Principal prepayments had a negative effect on our earning asset yield for the quarters ended June 30, 2000 and 1999 because we adjust our rates of premium amortization and discount accretion monthly based upon the effective yield method, which takes into consideration changes in prepayment speeds.

     INTEREST EXPENSE AND THE COST OF FUNDS

     We anticipate that our largest expense will be the cost of borrowed funds. We had average borrowed funds of $1.4 billion and total interest expense of $21.5 million for the quarter ended June 30, 2000. We had average borrowed funds of $1.4 billion and total interest expense of $16.9 million for the quarter ended June 30, 1999. Our average cost of funds was 6.30% for the quarter ended June 30, 2000 and 4.91% for the quarter ended June 30, 1999. The cost of funds rate increased 1.39% for the quarter ended June 30, 2000 when compared to the quarter ended June 30, 1999; consequently, interest expense increased by 27%. With our current asset/liability management strategy, changes in our cost of funds are expected to be closely correlated with changes in short-term LIBOR, although we may choose to extend the maturity of our liabilities at any time. Our average cost of funds was 0.16% below one-month LIBOR for the quarter ended June 30, 2000 and 0.05% below average one-month LIBOR for the quarter ended June 30, 1999. We generally have structured our borrowings to adjust with one-month LIBOR because we believe that one-month LIBOR may continue to be lower than six-month LIBOR in the present interest rate environment. During the quarter ended June 30, 2000, average one-month LIBOR, was 6.46%, which was 0.38% lower than average six-month LIBOR, which was 6.84%. During the quarter ended June 30, 1999, average one-month LIBOR, was 4.96%, 0.23% lower than average six-month LIBOR, which was 5.19%.

     The table below shows our average borrowed funds and average cost of funds as compared to average one-month and average six-month LIBOR for the quarters ended June 30, 2000 and March 31, 2000, the year ended December 31, 1999 and the four quarters in 1999.

                                                         AVERAGE COST OF FUNDS
                                                         ---------------------
                                                                              Average
                                                                             One-Month   Average Cost   Average Cost
                                                                               LIBOR       of Funds       of Funds
                                                                            Relative to   Relative to   Relative to
                         Average             Average   Average     Average    Average       Average       Average
                         Borrowed   Interest Cost of   One-Month  Six-Month   Six-Month     One-Month     Six-Month
                           Funds    Expense    Funds    LIBOR      LIBOR       LIBOR         LIBOR         LIBOR
                           -----    -------    -----    -----      -----       -----         -----         -----
                                               (dollars in thousands)

For the Quarter Ended
June 30, 2000            $1,360,419   $21,453  6.30%    6.46%      6.84%      (0.38%)       (0.16%)       (0.54%)
For the Quarter Ended
March 31, 2000           $1,329,900   $19,293  5.80%    5.92%      6.32%      (0.40%)       (0.12%)       (0.52%)
----------------------------------------------------------------------------------------------------------------------
For the Year Ended
December 31, 1999        $1,350,230   $69,846  5.17%    5.25%      5.53%      (0.28%)       (0.08%)       (0.36%)
For the Quarter Ended
December 31, 1999        $1,324,326   $18,597  5.61%    5.78%      6.08%      (0.30%)       (0.17%)       (0.47%)
For the Quarter Ended
September 30, 1999       $1,320,776   $17,232  5.22%    5.28%      5.80%      (0.52%)       (0.06%)       (0.58%)
For the Quarter Ended
June 30, 1999            $1,374,154   $16,865  4.91%    4.96%      5.19%      (0.23%)       (0.05%)       (0.28%)
For the Quarter Ended
March 31, 1999           $1,381,663   $17,151  4.97%    4.96%      5.05%      (0.09%)        0.01%        (0.08%)

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

     NET INTEREST INCOME

     Our net interest income, which equals interest income less interest expense, totaled $4.3 million for the quarter ended June 30, 2000 and $5.4 million for the quarter ended June 30, 1999. Our net interest income decreased because of the increase in asset yields of 1.02% was not as great as the increase of 1.39% in funding cost. Our net interest spread, which equals the yield on our average assets for the period less the average cost of funds for the period, was .67% for the quarter ended June 30, 2000 as compared to 1.04% for the quarter ended June 30, 1999. This 0.37% decrease in spread income is reflected in the $1.1 million decline in net interest income. Net interest margin, which equals net interest income divided by average total assets, was 1.16% on an annualized basis for the quarter ended June 30, 2000 and 1.44% for the quarter ended June 30, 1999. The principal reason that net interest margin exceeded net interest spread is that average interest earning assets exceeded average interest bearing liabilities. A portion of our assets is funded with equity rather than borrowings. We did not have any interest rate agreement expenses to date.

     The table below shows our interest income by earning asset type, average earning assets by type, total interest income, interest expense, average repurchase agreements, average cost of funds, and net interest income for the quarters ended June 30, 2000 and March 31, 2000, the year ended December 31, 1999, and the four quarters in 1999.

                                                       GAAP NET INTEREST INCOME
                                                       ------------------------
                                                        (dollars in thousands)


                            Amortized
                             Cost of
                             Average     Interest                          Yield on
                            Mortgage-    Income on                         Average     Average
                              Backed     Mortgage-   Average      Total    Interest   Balance of                Average      Net
                            Securities    Backed      Cash       Interest   Earning   Repurchase     Interest   Cost of    Interest
                               Held     Securities  Equivalents   Income    Assets    Agreements     Expense     Funds      Income
                               ----     ----------  -----------   ------    ------    ----------     -------     -----      ------

  For the Quarter           $1,476,283    $25,732       $243      $25,735    6.97%    $1,360,419      $21,453     6.30%     4,282
  Ended June 30, 2000

  For the Quarter
  Ended March 31, 2000      $1,448,148    $24,616       $226      $24,617    6.80%    $1,329,900      $19,293     5.80%     $4,848

  ---------------------------------------------------------------------------------------------------------------------------------
  For  the Year
  Ended December 31, 1999   $1,461,033    $89,801       $221      $89,812    6.15%    $1,350,230      $69,846     5.17%   $ 19,966

  For the Quarter
  Ended December 31, 1999   $1,420,308    $23,372        $2       $23,372    6.58%    $1,324,326      $18,597     5.61%     $4,774

  For the Quarter
  Ended September 30, 1999  $1,416,525    $22,151       $877      $22,160    6.26%    $1,320,776      $17,232     5.22%     $4,929

  For the Quarter
  Ended June 30, 1999       $1,493,532    $22,265        $2       $22,265    5.95%    $1,374,154      $16,865     4.91%     $5,399

  For the Quarter
  Ended March 31, 1999      $1,502,629    $22,015        $2       $22,015    5.87%    $1,381,663      $17,151     4.97%     $4,864


     GAINS AND LOSSES ON SALES OF MORTGAGE-BACKED SECURITIES

     For the quarter ended June 30, 2000, we sold mortgage-backed securities with an aggregate historical amortized cost of $18.8 million for an aggregate gain of $64,774. For the quarter ended June 30, 1999, we sold mortgage-backed securities with an aggregate historical amortized cost of $16.4 million for an aggregate gain of $25,853. The difference between the sale price and the historical amortized cost of our mortgage-backed securities is a realized gain and increases income accordingly. We do not expect to sell assets on a frequent basis, but may from time to time sell existing assets to move into new assets, which our management believes might have higher risk-adjusted returns, or to manage our balance sheet as part of our asset/liability management strategy.

     CREDIT LOSSES

     We have not experienced credit losses on our mortgage-backed securities to date. We have limited our exposure to credit losses on our mortgage-backed securities by purchasing only securities, issued or guaranteed by FNMA, FHLMC or GNMA, which, although not rated, carry an implied "AAA" rating.

     GENERAL AND ADMINISTRATIVE EXPENSES

     G&A expenses were $507,322 for the quarter ended June 30, 2000 and $561,010 for the quarter ended June 30, 1999. G&A expenses as a percentage of average assets was 0.14% and 0.15% for the quarters ended June 30, 2000 and 1999, respectively. The Company is internally managed and continues to be a low cost provider. G&A expenses decreased by $53,688 for the quarter ended June 30, 2000, when compared to the quarter ended June 30, 1999.


                                            GAAP G&A EXPENSES AND OPERATING EXPENSE RATIOS
                                            ----------------------------------------------

                                                                   Total G&A               Total G&A
                                                                Expenses/Average        Expenses/Average
                                        Total G&A Expenses    Assets (annualized)     Equity (annualized)
                                        ------------------    -------------------     -------------------
For the Quarter Ended June 30, 2000            $507                  0.15%                   1.39%
For the Quarter Ended March 31, 2000           $582                  0.16%                   2.19%
------------------------------------------------------------------------------------------------------------
For  the Year Ended December 31, 1999         $2,281                 0.15%                   1.94%
For the Quarter Ended December 31, 1999        $596                  0.16%                   2.21%
For the Quarter Ended September 30, 1999       $514                  0.14%                   1.81%
For the Quarter Ended June 30, 1999            $561                  0.15%                   1.44%
For the Quarter Ended March 31, 1999           $610                  0.16%                   1.93%


     NET INCOME AND RETURN ON AVERAGE EQUITY

     Our net income was $3.8 million for the quarter ended June 30, 2000 and $4.9 million for the quarter ended June 30, 1999. Our return on average equity was 14.00% for the quarter ended June 30, 2000 and 16.20% for the quarter ended June 30, 1999. The decrease in net income is a direct result of an decrease in spread income. As previously mentioned, the substantial increases in funding cost were only partially offset by an increase in the yield on assets. The table below shows our net interest income, gain on sale of mortgage-backed securities and G&A expenses each as a percentage of average equity, and the return on average equity for the quarters ended June 30, 2000 and March 31, 2000, the year ended December 31, 1999, and for the four quarters in 1999.


                                                COMPONENTS OF RETURN ON AVERAGE EQUITY
                                                --------------------------------------

                                               (Ratios for all Quarters are annualized)

                                                        Gain on Sale of
                                         Net Interest   Mortgage-Backed            G&A          Return on
                                        Income/Average  Securities/Average   Expenses/Average    Average
                                            Equity           Equity              Equity          Equity
                                            ------           ------              ------          ------
For the Quarter Ended June 30, 2000          15.61%          0.24%                1.85%          14.00%
For the Quarter Ended March 31, 2000         20.07%          0.40%                2.19%          18.28%
-------------------------------------------------------------------------------------------------------
For the Year Ended December 31, 1999         16.97%          0.38%                1.94%          15.41%
For the Quarter Ended December 31, 1999      17.65%          0.99%                2.21%          16.43%
For the Quarter Ended September 30, 1999     17.40%          0.34%                1.81%          15.93%
For the Quarter Ended June 30, 1999          17.99%          0.08%                1.87%          16.20%
For the Quarter Ended March 31, 1999         15.43%          0.20%                1.93%          13.70%


     DIVIDENDS AND TAXABLE INCOME

     We have elected to be taxed as a REIT under the Internal Revenue Code. Accordingly, we have distributed substantially all of our taxable income for each year since inception to our stockholders, including income resulting from gains on sales of our mortgage-backed securities. From inception through June 30, 2000, approximate taxable income exceeded dividend declarations by $859,000, or $0.06 per share, based on the number of shares of common stock outstanding at period end.


                                                           DIVIDEND SUMMARY
                                                           ----------------

                                         Weighted
                                         Average
                             Taxable      Common    Taxable Net   Dividends                  Dividend     Cumulative
                               Net        Shares     Income Per    Declared      Total       Pay-out     Undistributed
                             Income    Outstanding     Share      Per Share    Dividends      Ratio     Taxable Income
                             ------    -----------     -----      ---------    ---------      -----     --------------
                                              (dollars in thousands, except per share data)
For the Quarter Ended
  June 30, 2000              $3,448     14,039,741      $0.25      $0.30        $4,262         123.6%         $859

For the Quarter Ended
  March 31, 2000             $4,840     13,660,539      $0.36      $0.35        $4,864         100.5%       $1,673
--------------------------------------------------------------------------------------------------------------------------
For the Year Ended
  December 31, 1999         $18,437     12,889,510      $1.43      $1.39       $17,978         97.5%        $1,697

For the Quarter Ended
  December 31, 1999          $4,179     13,383,426      $0.31      $0.35        $4,754        113.74%       $1,697

For the Quarter Ended
  September 30, 1999         $4,269     12,745,416      $0.34      $0.35        $4,588         91.1%        $2,271

For the Quarter Ended
  June 30, 1999              $5,229     12,697,338      $0.41      $0.35        $4,444         87.1%        $2,589

For the Quarter Ended
  March 31, 1999             $4,760     12,657,884      $0.37      $0.33        $4,190         94.9%        $1,804


FINANCIAL CONDITION

     MORTGAGE-BACKED SECURITIES

     All of our mortgage-backed securities at June 30, 2000 were adjustable-rate or fixed-rate mortgage-backed securities backed by single-family mortgage loans. All of the mortgage assets underlying these mortgage-backed securities were secured with a first lien position on the underlying single-family properties. All our mortgage-backed securities were FHLMC, FNMA or GNMA mortgage pass-through certificates or CMOs, which carry an implied "AAA" rating. We mark-to-market all of our earning assets at liquidation value.

     We accrete discount balances as an increase in interest income over the life of discount mortgage-backed securities and we amortize premium balances as a decrease in interest income over the life of premium mortgage-backed securities. At June 30, 2000 and 1999, we had on our balance sheet a total of $1.4 million and $1.0 million respectively, of unamortized discount (which is the difference between the remaining principal value and current historical amortized cost of our mortgage-backed securities acquired at a price below principal value) and a total of $22.3 million and $26.0 million, respectively, of unamortized premium (which is the difference between the remaining principal value and the current historical amortized cost of our mortgage-backed securities acquired at a price above principal value).

     We received mortgage principal repayments of $38.5 million for the quarter ended June 30, 2000 and $110.3 million for the quarter ended June 30, 1999. Given our current portfolio composition, if mortgage principal prepayment rates were to increase over the life of our mortgage-backed securities, all other factors being equal, our net interest income would decrease during the life of these mortgage-backed securities as we would be required to amortize our net premium balance into income over a shorter time period. Similarly, if mortgage principal prepayment rates were to decrease over the life of our mortgage-backed securities, all other factors being equal, our net interest income would increase during the life of these mortgage-backed securities, as we would amortize our net premium balance over a longer time period.

     The table below summarizes our mortgage-backed securities at June 30, 2000, March 31, 2000, December 31, 1999, September 30, 1999, June 30, 1999, and March 31, 1999.


                                                      MORTGAGE-BACKED SECURITIES
                                                      --------------------------

                                                                                                    Estimated
                                                                       Amortized                     Fair          Weighted
                                                Net      Amortized   Cost/Principal   Estimated  Value/Principal    Average
                            Principal Value   Premium       Cost         Value        Fair Value     Value           Yield
                            ---------------   -------       ----         -----        ----------     -----           -----
                                                        (dollars in thousands)
At June 30, 2000             $1,464,968       $20,893    $1,485,861     101.43%       $1,450,853     99.04%           7.32%
At March 31, 2000            $1,448,875       $21,826    $1,470,701     101.51%       $1,436,389     99.14%           7.02%
--------------------------------------------------------------------------------------------------------------------------------
At December 31, 1999         $1,452,917       $22,444    $1,475,361     101.54%       $1,437,793     98.96%           6.77%
At September 30, 1999        $1,402,565       $22,981    $1,425,546     101.64%       $1,401,770     99.94%           6.41%
At June 30, 1999             $1,468,547       $24,985    $1,493,532     101.70%       $1,474,104    100.38%           6.21%
At March 31, 1999            $1,527,530       $26,071    $1,553,601     101.71%       $1,547,618    101.32%           5.94%


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


                                       ADJUSTABLE-RATE MORTGAGE-BACKED SECURITY CHARACTERISTICS
                                       --------------------------------------------------------

                                                                      Weighted                             Principal Value
                                 Weighted                             Average                   Weighted    at Period End
                                 Average    Weighted     Weighted     Term to      Weighted     Average     as % of Total
                      Principal  Coupon     Average    Average Net      Next       Average       Asset     Mortgage-Backed
                        Value      Rate   Index Level     Margin     Adjustment  Lifetime Cap    Yield        Securities
                        -----      ----   -----------     ------     ----------  ------------    -----        ----------
                                                             (dollars in thousands)
At June 30, 2000        $986,046   7.53%      6.02%        1.51%       9 months     10.41%       7.46%          67.31%
At March 31, 2000       $957,419   7.18%      5.63%        1.55%      10 months     10.59%       7.006%         66.08%
---------------------------------------------------------------------------------------------------------------------------
At December 31, 1999    $951,839   7.33%      5.84%        1.49%      11 months     10.30%       7.64%          65.51%
At September 30, 1999   $889,293   6.76%      5.13%        1.63%       9 months     10.82%       6.14%          63.40%
At June 30, 1999        $941,559   6.67%      4.96%        1.71%      11 months     11.00%       5.84%          64.12%
At March 31, 1999     $1,036,947   6.63%      4.97%        1.66%      11 months     11.01%       5.64%          67.88%




                                          FIXED-RATE MORTGAGE-BACKED SECURITY CHARACTERISTICS
                                          ---------------------------------------------------

                                                                              Principal Value
                                                 Weighted       Weighted       as % of Total
                                                 Average         Average      Mortgage-Backed
                             Principal Value   Coupon Rate     Asset Yield       Securities
                             ---------------   -----------     -----------       ----------
                                                   (dollars in thousands)
At June 30, 2000                $478,922          6.58%           7.05%            32.69%
------------------------------------------------------------------------------------------------
At March 31, 2000               $491,456          6.58%           7.04%            33.92%
At December 31, 1999            $501,078          6.58%           7.01%            34.49%
At September 30, 1999           $513,272          6.58%           6.91%            36.60%
At June 30, 1999                $526,988          6.58%           6.88%            35.88%
At March 31, 1999               $490,583          6.54%           6.37%            32.12%


     At June 30, 2000 and December 31, 1999 we held mortgage-backed securities with coupons linked to the one-year, three-year, and five-year Treasury indices, one-month LIBOR and the six-month CD rate.


                                          ADJUSTABLE-RATE MORTGAGE-BACKED SECURITIES BY INDEX
                                          ---------------------------------------------------
                                                             JUNE 30, 2000
                                                             -------------

                                                                                           3-Year
                                               One-Month     Six-Month       1-Year       Treasury        5-Year
                                                 LIBOR        CD Rate    Treasury Index     Index     Treasury Index
                                                 -----        -------    --------------     -----     --------------
Weighted Average Adjustment Frequency            1 mo.        6 mo.         12 mo.        36 mo.        60 mo.
Weighted Average Term to Next Adjustment         1 mo.        2 mo.         25 mo.        17 mo.        32 mo.
Weighted Average Annual Period Cap               None         1.00%          1.93%            2%         1.34%
Weighted Average Lifetime Cap at
  June 30, 2000                                  9.15%       11.37%         12.16%        13.23%        11.71%
Mortgage Principal Value as Percentage of
  Mortgage-Backed Securities at
  June 30, 2000                                 40.32%        1.91%         19.83%         4.66%         0.59%



                                          ADJUSTABLE-RATE MORTGAGE-BACKED SECURITIES BY INDEX
                                          ---------------------------------------------------
                                                           DECEMBER 31, 1999
                                                           -----------------

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

     BORROWINGS

     To date, our debt has consisted entirely of borrowings collateralized by a pledge of our mortgage-backed securities. These borrowings appear on our balance sheet as repurchase agreements. At June 30, 2000, we had established uncommitted borrowing facilities in this market with twenty lenders in amounts, which we believe, are in excess of our needs. All of our mortgage-backed securities are currently accepted as collateral for these borrowings. However, we limit our borrowings, and thus our potential asset growth, in order to maintain unused borrowing capacity and thus increase the liquidity and strength of our balance sheet.

     For the quarters ended June 30, 2000 and 1999, the term to maturity of our borrowings ranged from one day to 3 months, with a weighted average original term to maturity of 39 days at June 30, 2000. At June 30, 2000, the weighted average cost of funds for all of our borrowings was 6.30% and the weighted average term to next rate adjustment was 24 days. At June 30, 1999, the term to maturity ranged from one day to one year, with a weighted average original term of 72 days. The weighted average cost of funds for all of our borrowings was 4.87% and weighted average term to the next adjustment was 24 days.

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

     STOCKHOLDERS' EQUITY

     We use "available-for-sale" treatment for our mortgage-backed securities; we carry these assets on our balance sheet at estimated market value rather than historical amortized cost. Based upon this "available-for-sale" treatment, our equity base at June 30, 2000 was $110.4 million, or $7.77 per share. If we had used historical amortized cost accounting, our equity base at June 30, 2000 would have been $145.4 million, or $10.24 per share. Our equity base at June 30, 1999 was $113.6 million, or $8.95 per share. If we had used historical amortized cost accounting, our equity base at June 30, 1999 would have been $133.0 million, or $10.48 per share. During the quarter ended June 30, 2000, the Company raised additional capital in the amount of $2.6 million through its share purchase and dividend reinvestment plan.

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


                                                      UNREALIZED GAINS AND LOSSES
                                                      ---------------------------
                                                        (dollars in thousands)

                                               At            At             At               At             At            At
                                            June 30,     March 31,     December 31,    September 30,     June 30,     March 31,
                                              2000          2000           1999             1999           1999          1999
                                           ---------------------------------------------------------------------------------------
Unrealized Gain                                $  864       $ 1,320         $ 1,531             $ 998      $ 1,744       $ 2,801
Unrealized Loss                               (35,872)      (35,633)        (39,100)          (24,773)     (21,172)       (8,784)
                                           ---------------------------------------------------------------------------------------
Net Unrealized Loss                          ($35,008)     ($34,313)       ($37,569)         ($23,775)    ($19,428)      ($5,983)
                                           =======================================================================================

Net Unrealized Loss as % of Mortgage-
Backed Securities Principal Value               (2.39%)       (2.37%)         (2.59%)           (1.70%)      (1.32%)       (0.39%)
Net Unrealized Loss as % of Mortgage-
Backed Securities Amortized Cost                (2.36%)       (2.33%)         (2.54%)           (1.68%)      (1.30%)       (0.39%)


     Unrealized changes in the estimated net market value of mortgage-backed securities have one direct effect on our potential earnings and dividends: positive market-to-market changes increase our equity base and allow us to increase our borrowing capacity while negative changes tend to limit borrowing capacity under our capital investment policy. A very large negative change in the net market value of our mortgage-backed securities might impair our liquidity position, requiring us to sell assets with the likely result of realized losses upon sale. "Unrealized Losses on Available for Sale Securities" was $35.0 million, or 2.36% of the amortized cost of our mortgage-backed securities at June 30, 2000. "Unrealized Losses on Available for Sale Securities" was $19.4 million or 1.30% of the amortized cost of our mortgage-backed securities at June 30, 1999.

     The table below shows our equity capital base as reported and on a historical amortized cost basis at June 30, 2000, March 31, 2000, December 31,1999, September 30, 1999, June 30, 1999 and March 31,1999. Issuances of common stock, the level of GAAP earnings as compared to dividends declared, and other factors influence our historical cost equity capital base. The GAAP reported equity capital base is influenced by these factors plus changes in the "Net Unrealized Losses on Assets Available for Sale" account.


                                                      STOCKHOLDERS' EQUITY
                                                      --------------------
                                                                             Historical
                           Historical      Net Unrealized   GAAP Reported  Amortized Cost    GAAP Reported
                         Amortized Cost   Gains on Assets    Equity Base     Equity Per       Equity (Book
                           Equity Base   Available for Sale  (Book Value)       Share       Value) Per Share
                           -----------   ------------------  ------------       -----       ----------------
                                            (dollars in thousands, except per share data)
At June 30, 2000            $145,448          (35,008)         $110,440        $10.24            $7.77
--------------------------------------------------------------------------------------------------------------
At March 31, 2000           $143,279         ($34,313)         $108,966        $10.31            $7.84
At December 31, 1999        $140,841         ($37,569)         $103,272        $10.37            $7.60
At September 30, 1999       $136,850         ($23,776)         $113,074        $10.44            $8.63
At June 30, 1999            $133,020         ($19,428)         $113,592        $10.48            $8.95
At March 31, 1999           $132,599          ($5,983)         $126,617        $10.44            $9.97


     LEVERAGE

     Our debt-to-GAAP reported equity ratio at June 30, 2000 and, 1999 was 12:1 and 11.8:1, respectively. We generally expect to maintain a ratio of debt-to-equity of between 8:1 and 12:1, although the ratio may vary from this range from time to time based upon various factors, including our management's opinion of the level of risk of our assets and liabilities, our liquidity position, our level of unused borrowing capacity and over-collateralization levels required by lenders when we pledge assets to secure borrowings.

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

     OTHER MATTERS

     We calculate that our qualified REIT assets, as defined in the Internal Revenue Code, are 99.5% of our total assets at June 30, 2000 and 1999, as compared to the Internal Revenue Code requirement that at least 75% of our total assets be qualified REIT assets. We also calculate that 99.7% and 99.9% of our revenue qualifies for the 75% source of income test, and 100% of its revenue qualifies for the 95% source of income test, under the REIT rules for the quarters ended June 30, 2000 and 1999, respectively. We also met all REIT requirements regarding the ownership of our common stock and the distribution of our net income. Therefore, as of June 30, 2000 and 1999, we believe that we qualified as a REIT under the Internal Revenue Code.

     We at all times intend to conduct our business so as not to become regulated as an investment company under the Investment Company Act. If we were to become regulated as an investment company, then our use of leverage would be substantially reduced. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" (qualifying interests). Under current interpretation of the staff of the SEC, in order to qualify for this exemption, we must maintain at least 55% of our assets directly in qualifying interests. In addition, unless certain mortgage securitites represent all the certificates issued with respect to an underlying pool of mortgages, the mortgage-backed securities may be treated as securities separate from the underlying mortgage loans and, thus, may not be considered qualifying interests for purposes of the 55% requirement. We calculate that as of June 30, 2000 and 1999 we were in compliance with this requirement.

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

     Our profitability and the value of our portfolio may be adversely affected during any period as a result of changing interest rates. The following table quantifies the potential changes in net interest income and portfolio value should interest rates go up or down 200 basis points, assuming the yield curves of the rate shocks will be parallel to each other and the current yield curve. All changes in income and value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at June 30, 2000 and various estimates regarding prepayment and all activities are made at each level of rate shock. Actual results could differ significantly from these estimates.


                                      Projected Percentage Change in         Projected Percentage Change in
    Change in Interest Rate                 Net Interest Income                      Portfolio Value
-------------------------------   -------------------------------------- --------------------------------------
-200 Basis Points                                 72%                                       3%
-100 Basis Points                                 33%                                       2%
-50 Basis Points                                  17%                                       1%
Base Interest Rate
+50 Basis Points                                 (24%)                                     (1%)
+100 Basis Points                                (45%)                                     (2%)
+200 Basis Points                                (87%)                                     (5%)


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

     The following table sets forth the estimated maturity or repricing of our interest-earning assets and interest-bearing liabilities at June 30, 2000. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except adjustable-rate loans, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature. Mortgage-backed securities reflect estimated prepayments that were estimated based on analyses of broker estimates, the results of a prepayment model that we utilized and empirical data. Our management believes that these assumptions approximate actual experience and considers them reasonable; however, the interest rate sensitivity of our assets and liabilities in the table could vary substantially if different assumptions were used or actual experience differs from the historical experience on which the assumptions are based.


                                                                     (IN THOUSANDS)

                                                                             More than 1
                                            Within 3                          Year to 3     3 Years and
                                             Months          4-12 Months        Years            Over            Total
                                     -------------------------------------------------------------------------------------
                                                                    (in thousands)
Rate Sensitive Assets:
  Mortgage-Backed Securities               $ 653,114         $ 101,655         $ 134,451        $ 575,719     $1,464,969

Rate Sensitive Liabilities:
  Repurchase Agreements                    1,349,682                                                          $1,349,682
                                     -------------------------------------------------------------------------------------

Interest rate sensitivity gap             ($ 696,568)        $ 101,655         $ 134,481        $ 575,719      $ 115,287
                                     =====================================================================================

Cumulative rate sensitivity gap           ($ 696,568)        ($594,913)        ($460,432)       $ 115,287
                                     =====================================================================================

Cumulative interest rate
sensitivity gap as a percentage of
total rate-sensitive assets                      (48%)             (41%)             (31%)              8%



Our analysis of risks is based on management's experience, estimates, models and assumptions. These analyses rely on models, which utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or implementation of investment decisions by our management may produce results that differ significantly form the estimates and assumptions used in our models and the projected results shown in the above tables and in this report. These analyses contain certain forward-looking statements and are subject to the safe harbor statement set forth under the heading, "Special Note Regarding Forward-Looking Statements."

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


                                           ANNALY MORTGAGE MANAGEMENT, INC.

Dated: August 11, 2000                     By: /s/ Michael A.J. Farrell
                                               -------------------------
                                          Michael A.J. Farrell
                                          Chairman of the Board and Chief
                                          Executive Officer
                                          (authorized officer of registrant)


Dated: August 11, 2000                    By: /s/ Kathryn F. Fagan
                                              ---------------------
                                          Kathryn F. Fagan
                                          Chief Financial Officer and Treasurer
                                          (principal accounting officer)