Form 10-Q
period 2000-09-30
ANNALY MORTGAGE MANAGEMENT INC
filed 2000-11-13
CIK 1043219

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2000

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

                                  Yes X     No
                                     ---      ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the last practicable date:

           Class                            Outstanding at November 10, 2000
Common Stock, $.01 par value                           14,408,659

                        ANNALY MORTGAGE MANAGEMENT, INC.

                                    FORM 10-Q


                                      INDEX


   Item 1.  FINANCIAL INFORMATION


   Item 1.  Financial Statements:

         Balance Sheets - September 30, 2000 (Unaudited) and December 31, 1999                         1

         Statements of Operations (Unaudited) for the quarters and nine months ended
              September 30, 2000 and 1999                                                              2

         Statement of Stockholders' Equity (Unaudited) for the nine months ended
             September 30, 2000                                                                        3

         Statements of Cash Flows (Unaudited) for the quarters and nine months ended
              September 30, 2000 and 1999                                                              4

         Notes to Financial Statements (Unaudited)                                                    5-9

   Item 2.  Management Discussion and Analysis of Financial Condition and Results of Operations      10-22

   Item 3.  Quantitative and Qualitative Disclosure about Market Risk                                23-24

   PART II.  OTHER INFORMATION                                                                         25

   Item 1.   Legal Proceedings                                                                         25

   Item 2.   Changes in Securities and Use of Proceeds                                                 25

   Item 3.   Defaults Upon Senior Securities                                                           25



   Item 4.   Submission of Matters to a Vote of Security Holders                                       25

   Item 5.   Other Information                                                                         25

   Item 6.   Exhibits and Reports on Form 8-K                                                          26

   SIGNATURES

                                     ANNALY MORTGAGE MANAGEMENT, INC
                                              BALANCE SHEETS



                                                                 SEPTEMBER 30,
                                                                     2000              DECEMBER 31,
                                                                  (UNAUDITED)              1999
                                                                 -------------         ------------


                                 ASSETS

Cash and cash equivalents                                      $      112,896        $       71,918
Mortgage-Backed Securities, at fair value                       1,664,136,333         1,437,792,631
Receivable for Mortgage-Backed Securities sold                     94,931,243            46,402,360
Accrued interest receivable                                        10,066,568             6,857,683
Other assets                                                          167,108               197,896
                                                               --------------        --------------

Total assets                                                   $1,769,414,148        $1,491,322,488
                                                               ==============        ==============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Repurchase agreements                                        $1,530,945,500        $1,338,295,750
  Payable for Mortgage-Backed Securities purchased                107,749,812            38,154,012
  Accrued interest payable                                          8,078,937             6,682,687
  Dividends payable                                                 3,574,859             4,753,461
  Accounts payable                                                    357,693               164,100
                                                               --------------        --------------

Total liabilities                                               1,650,706,801         1,388,050,010
                                                               --------------        --------------

Stockholders' Equity:
  Common stock: par value $.01 per share; 100,000,000
    Authorized, 14,299,433 and 13,581,316 shares issued
    and outstanding, respectively                                     142,994               135,813
  Additional paid-in capital                                      146,069,666           140,262,657
  Accumulated other comprehensive loss                           (27,739,094)          (37,568,510)
  Retained earnings                                                   233,781               442,518
                                                               --------------        --------------

Total stockholders' equity                                        118,707,347           103,272,478
                                                               --------------        --------------

Total liabilities and stockholders' equity                     $1,769,414,148        $1,491,322,488
                                                               ==============        ==============


See notes to financial statements

                                     ANNALY MORTGAGE MANAGEMENT, INC
                                         STATEMENTS OF OPERATIONS
                                               (UNAUDITED)

                                              FOR THE             FOR THE            FOR THE NINE         FOR THE NINE
                                           QUARTER ENDED       QUARTER ENDED         MONTHS ENDED         MONTHS ENDED
                                           SEPTEMBER 30,       SEPTEMBER 30,         SEPTEMBER 30,         SEPTEMBER 30,
                                               2000                 1999                 2000                 1999
                                           -------------      ---------------       -------------         -------------
INTEREST INCOME:
  Mortgage-Backed Securities                $28,236,577         $22,152,280           $78,584,509         $ 66,432,013
  Other interest income                           2,548               8,992                 5,918                9,130
                                            -----------         -----------           -----------         ------------

Total interest income                        28,239,125          22,161,272            78,590,427           66,441,143

INTEREST EXPENSE:
  Repurchase agreements                      24,779,096          17,232,085            65,525,066           51,248,950
                                            -----------         -----------           -----------         ------------

NET INTEREST INCOME                           3,460,029           4,929,187            13,065,361           15,192,193

GAIN ON SALE OF MORTGAGE-BACKED
SECURITIES
                                                872,949              97,656             1,044,576              188,069

GENERAL AND ADMINISTRATIVE
  EXPENSES
                                                526,881             513,599             1,616,522            1,684,613
                                            -----------         -----------           -----------         ------------

NET INCOME                                    3,806,097           4,513,244            12,493,415           13,695,649
                                            -----------         -----------           -----------         ------------

OTHER COMPREHENSIVE INCOME
  Unrealized gain (loss) on available-
    for-sale securities                       8,141,933          (4,249,848)           10,873,992          (17,183,488)
  Less:  reclassification adjustment
   for net gains included in net income        (872,949)            (97,656)           (1,044,576)            (188,069)
                                            -----------         -----------           -----------         ------------
  Other comprehensive gain (loss)             7,268,984          (4,347,504)            9,829,416          (17,371,557)
                                            -----------         -----------           -----------         ------------

COMPREHENSIVE INCOME                        $11,075,081            $165,740           $22,322,831          ($3,675,908)
                                            ===========         ===========           ===========         ============

NET INCOME PER SHARE:
  Basic                                           $0.27               $0.35                 $0.90                $1.08
                                            ===========         ===========           ===========         ============

  Diluted                                         $0.26               $0.35                 $0.87                $1.05
                                            ===========         ===========           ===========         ============

AVERAGE NUMBER OF SHARES OUTSTANDING:
  Basic                                      14,238,680          12,745,416            13,980,602           12,721,670
                                            ===========         ===========           ===========         ============


  Diluted                                    14,529,142          13,025,096            14,274,552           13,004,490
                                            ===========         ===========           ===========         ============

See notes to financial statements

                                      ANNALY MORTGAGE MANAGEMENT, INC
                                     STATEMENT OF STOCKHOLDER'S EQUITY
                                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                                (UNAUDITED)

                                                    COMMON          ADDITIONAL
                                                    STOCK            PAID-IN          COMPREHENSIVE        RETAINED
                                                  PAR VALUE          CAPITAL              INCOME           EARNINGS
                                                  ---------        ------------       -------------      -----------

BALANCE, DECEMBER 31, 1999                         $135,813        $140,262,657                          $   442,518
  Net Income                                                                            $4,848,362         4,848,362
  Other comprehensive income:
    Unrealized net gains on securities,
      net of reclassification adjustment                                                 3,255,286
                                                                                        ----------
  Comprehensive income                                                                  $8,103,648
                                                                                        ==========
  Exercise of stock options                             346             138,150
  Proceeds from direct purchase                       2,838           2,313,779
  Dividends declared for the quarter
    ended March 31, 2000,
    $0.35 per average share                                                                               (4,864,891)
                                                   --------        ------------                          -----------
BALANCE, MARCH 31, 2000                             138,997         142,714,586                              425,989
  Net Income                                                                            $3,838,956         3,838,956
  Other comprehensive income:
    Unrealized net losses on securities,
      net of reclassification adjustment                                                 (694,854)
                                                                                        ----------
  Comprehensive income                                                                  $3,144,102
                                                                                        ==========
  Exercise of stock options                              10               8,115
  Proceeds from direct purchase                       3,073           2,580,400
  Dividends declared for the quarter
    ended June 30, 2000,
    $0.30 per average share                                                                               (4,262,402)
                                                   --------        ------------                          -----------
BALANCE, JUNE 30, 2000                              142,080         145,303,101                                2,543
  Net Income                                                                            $3,806,097         3,806,097
  Other comprehensive income:
    Unrealized net losses on securities,
      net of reclassification adjustment                                                 7,268,984
                                                                                       -----------
  Comprehensive income                                                                 $11,075,081
                                                                                       ===========
  Proceeds from direct purchase                         914             766,565
  Dividends declared for the quarter
    ended September 30, 2000,
    $0.25 per average share                                                                               (3,574,859)
                                                   --------        ------------                          -----------
BALANCE, SEPTEMBER 30, 2000                        $142,994        $146,069,666                          $   233,781
                                                   ========        ============                          ===========

DISCLOSURE OF RECLASSIFICATION AMOUNT:
  Unrealized holding gains arising
    during the period                                                                  $10,873,992
  Less:  reclassification adjustment for
    gains included in net income                                                        (1,044,576)
                                                                                       -----------
  Net unrealized gains on securities                                                   $ 9,829,416
                                                                                       ===========


                                                            OTHER
                                                        COMPREHENSIVE
                                                            INCOME              TOTAL
                                                        --------------      ------------

BALANCE, DECEMBER 31, 1999                               ($37,568,510)      $103,272,478
  Net Income
  Other comprehensive income:
    Unrealized net gains on securities,
      net of reclassification adjustment                    3,255,286

  Comprehensive income                                                         8,103,648

  Exercise of stock options                                                      138,496
  Proceeds from direct purchase                                                2,316,617
  Dividends declared for the quarter
    ended March 31, 2000,
    $0.35 per average share                                                   (4,864,891)
                                                         ------------       ------------
BALANCE, MARCH 31, 2000                                   (34,313,224)       108,966,348
  Net Income
  Other comprehensive income:
    Unrealized net losses on securities,
      net of reclassification adjustment                     (694,854)

  Comprehensive income                                                         3,144,102

  Exercise of stock options                                                        8,125
  Proceeds from direct purchase                                                2,583,473
  Dividends declared for the quarter
    ended June 30, 2000,
    $0.30 per average share                                                   (4,262,402)
                                                         ------------       ------------
BALANCE, JUNE 30, 2000                                    (35,008,078)       110,439,646
  Net Income
  Other comprehensive income:
    Unrealized net losses on securities,
      net of reclassification adjustment                    7,268,984

  Comprehensive income                                                        11,075,081

  Proceeds from direct purchase                                                  767,479
  Dividends declared for the quarter
    ended September 30, 2000,
    $0.25 per average share                                                   (3,574,859)
                                                        -------------       ------------
BALANCE, SEPTEMBER 30, 2000                              ($27,739,094)      $118,707,347
                                                        =============       =============

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



See notes to financial statements

                                     ANNALY MORTGAGE MANAGEMENT, INC
                                         STATEMENTS OF CASH FLOWS
                                               (UNAUDITED)


                                                         FOR THE QUARTER   FOR THE QUARTER      FOR THE NINE      FOR THE NINE
                                                              ENDED             ENDED           MONTHS ENDED      MONTHS ENDED
                                                         SEPTEMBER 30,      SEPTEMBER 30,       SEPTEMBER 30,     SEPTEMBER 30,
                                                             2000               1999                2000               1999
                                                        ----------------  -----------------   ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                            $      3,806,097   $      4,513,244   $    12,493,415    $    13,695,649
  Adjustments to reconcile net income to net cash
    Provided by operating activities:
      Amortization of mortgage premiums and
           discounts, net                                        826,937          1,271,863         1,821,548          5,322,779
      Gain on sale of mortgage-backed securities                (872,949)           (97,656)       (1,044,576)          (188,069)
      Decrease (increase) in accrued interest receivable      (3,167,957)           671,840        (3,208,885)            51,518
      Decrease (increase) in other assets                         80,042             94,603            30,788            (96,348)
      Increase (decrease) in accrued interest payable          1,960,976         (1,790,341)        1,396,250          1,924,854
      Increase in accounts payable                                86,367             54,704           193,594            345,796

                                                        ----------------   ----------------   ---------------    ---------------
          Net cash provided by operating activities            2,719,513          4,718,257        11,682,134         21,056,179
                                                        ----------------   ----------------   ---------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of Mortgage-Backed Securities                  (398,401,549)       (89,718,550)     (572,513,360)      (446,469,606)
    Proceeds from sale of Mortgage-Backed Securities         174,766,165         65,334,991       263,426,063        113,547,357
    Principal payments of Mortgage-Backed
       Securities                                             43,138,679         81,208,078       112,862,956        317,013,503

                                                        ----------------   ----------------   ---------------    ---------------
         Net cash provided (used) in investing
           activities                                       (180,496,705)        56,824,519      (196,224,341)       (15,908,746)
                                                        ----------------   ----------------   ---------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from repurchase agreements                      3,505,042,341      3,183,769,500    10,021,252,841      8,455,952,500
  Principal payments on repurchase agreements             (3,323,778,841)    (3,244,747,500)   (9,828,603,091)    (8,452,700,500)
  Proceeds from exercise of stock options                                                             146,621            196,496
  Proceeds from dividend reinvestment and share
       purchase                                                  767,479          3,904,065         5,667,569          3,904,065
  Dividends paid                                              (4,262,403)        (4,444,142)      (13,880,755)       (12,491,913)

                                                        ----------------   ----------------   ---------------    ---------------
          Net cash provided (used) by financing
            activities                                       177,768,576        (61,518,077)      184,583,185         (5,139,352)
                                                        ----------------   ----------------   ---------------    ---------------

Net increase (decrease) in cash and cash equivalents              (8,616)            24,699            40,978              8,081

Cash and cash equivalents, beginning of period                   121,512             52,402            71,918             69,020

                                                        ----------------   ----------------   ---------------    ---------------
Cash and cash equivalents, end of period                       $ 112,896           $ 77,101         $ 112,896          $  77,101
                                                        ================   ================   ===============    ===============

Supplemental disclosure of cash flow Information:
  Interest paid                                              $22,818,120        $19,022,426       $64,128,816        $49,324,096
                                                        ================   ================   ===============    ===============

Noncash financing activities:
  Net change in unrealized losses on available-for-
      sale securities                                         $7,268,984        ($4,347,504)       $9,829,416       ($17,371,557)
                                                        ================   ================   ===============    ===============

  Dividends declared, not yet paid                            $3,574,858         $4,587,243        $3,574,858         $4,587,243
                                                        ================   ================   ===============    ===============


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

         Unrealized losses on Mortgage-Backed Securities that are considered other than temporary, as measured by the amount of decline in fair value attributable to factors other than temporary, are recognized in income and the cost basis of the Mortgage-Backed Securities is adjusted. There were no such adjustments for the nine months ended September 30, 2000 and the year ended December 31, 1999.

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

         CREDIT RISK - At September 30, 2000 and December 31, 1999, the Company has limited exposure to credit losses on its portfolio of Mortgage-Backed Securities by only purchasing securities from Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA"), or Government National Mortgage Association ("GNMA"). The payment of principal and interest on the FHLMC and FNMA Mortgage-Backed Securities are guaranteed by those respective agencies and the payment of principal and interest on the GNMA Mortgage-Backed Securities are backed by the full-faith-and-credit of the U.S. government. At September 30, 2000 and December 31, 1999, all of the Company's Mortgage-Backed Securities have a "AAA" rating or an implied a "AAA" rating.

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

2.       MORTGAGE-BACKED SECURITIES

         The following table pertains to the Company's Mortgage-Backed Securities classified as available-for-sale as of September 30, 2000, which are carried at their fair value:

                                      FEDERAL HOME     FEDERAL NATIONAL      GOVERNMENTAL            TOTAL
                                      LOAN MORTGAGE        MORTGAGE        NATIONAL MORTGAGE    MORTGAGE-BACKED
                                       CORPORATION        ASSOCIATION         ASSOCIATION          SECURITIES
                                      -------------    ----------------    -----------------    ---------------
Mortgage-Backed Securities, gross     $805,150,364       $775,904,812         $88,941,552       $1,669,996,728
Unamortized discount                      (207,389)          (816,237)                              (1,023,626)
Unamortized premium                     10,586,388         10,717,877           1,598,059           22,902,324
                                      ------------       ------------         -----------       --------------
Amortized cost                         815,529,363        785,806,452          90,539,611        1,691,875,426
Gross unrealized gains                   1,673,879            246,521                                1,920,400
Gross unrealized losses                 (9,328,072)       (17,862,663)         (2,468,758)         (29,659,493)
                                      ------------       ------------         -----------       --------------
Estimated fair value                  $807,875,170       $768,190,310         $88,070,853       $1,664,136,333
                                      ============       ============         ===========       ==============


         The following table pertains to the Company's Mortgage-Backed Securities classified as available-for-sale as of December 31, 1999, which are carried at their fair value:

                                     FEDERAL HOME     FEDERAL NATIONAL       GOVERNMENTAL            TOTAL
                                     LOAN MORTGAGE        MORTGAGE        NATIONAL MORTGAGE     MORTGAGE-BACKED
                                      CORPORATION        ASSOCIATION         ASSOCIATION           SECURITIES
                                     -------------    ----------------    -----------------     ---------------
Mortgage-Backed Securities, gross    $454,711,462       $900,782,563         $97,423,038        $1,452,917,063
Unamortized discount                     (171,241)          (964,133)                               (1,135,374)
Unamortized premium                     8,454,547         13,359,448           1,765,457            23,579,452
                                     ------------       ------------         -----------        --------------
Amortized cost                        462,994,768        913,177,878          99,188,495         1,475,361,141
Gross unrealized gains                    359,888          1,171,250                                 1,531,138
Gross unrealized losses               (12,091,145)       (22,966,353)         (4,042,150)          (39,099,648)
                                     ------------       ------------         -----------        --------------
Estimated fair value                 $451,263,511       $891,382,775         $95,146,345        $1,437,792,631
                                     ============       ============         ===========        ==============

         The adjustable rate Mortgage-Backed Securities are limited by periodic caps (generally interest rate adjustments are limited to no more than 1% every six months) and lifetime caps. At September 30, 2000, and December 31, 1999, the weighted average lifetime cap was 10.8% and 10.6% respectively.

         During the nine months ended September 30, 2000 and 1999, the Company's realized $1,044,576 and $97,656 in gains from sales of Mortgage-Backed Securities, respectively. During the year ended December 31, 1999, the Company realized $563,259 in gains for sales of Mortgage-Backed Securities. There were no losses on sales of Mortgage-Backed Securities for the nine months ended September 30, 2000. Losses totaled $108,477 for the year ended December 31, 1999.

3.    REPURCHASE AGREEMENTS

         As of September 30, 2000, the Company had outstanding $1,530,945,500 of repurchase agreements with a weighted average borrowing rate of 6.57%. The weighted average remaining maturity was 18 days and a weighted average original term was 46 days. As of December 31, 1999, the Company had outstanding $1,338,295,750 of repurchase agreements with a weighted average borrowing rate of 5.26%. The weighted average remaining maturity was 20 days.

         At September 30, 2000 and December 31, 1999, the repurchase agreements had the following remaining maturities:

                            SEPTEMBER 30, 2000       DECEMBER 31, 1999
                            ------------------       -----------------

Within 30 days                $1,247,209,500           $1,197,416,250
30 to 59 days                    216,041,000               25,767,000
60 to 89 days                     67,695,000
90 to 119 days                                            115,112,500

                              --------------           --------------
                              $1,530,945,500           $1,338,295,750
                              ==============           ==============


4.    COMMON STOCK

         Options were exercised and the share purchase and dividend reinvestment plan was in effect during the nine month period ending September 30, 2000 increasing the total number of shares outstanding to 14,299,433. The number of stock options exercised was 35,624, with an aggregate purchase price of $146,621. The number of shares issued in the direct purchase plan was 682,493 with an aggregate purchase price of $5,667,569. During the year ended December 31, 1999, 57,204 options were exercised at an aggregate price of $233,276. Also, 875,688 shares were purchased in direct offering, total $8,170,602.

         During the nine months ending September 30, 2000, the Company declared dividends to shareholders totaling $12,702,152 or $0.90 per weighted average share, of which $3,574,858 was paid on October 30, 2000. During the Company's year ending December 31, 1999, the Company declared dividends to shareholders totaling $17,977,754, or $1.39 per weighted average share, of which $13,224,293 was paid during the period and $4,753,461 was paid on January 27, 2000. For Federal income tax purposes dividends paid for the year ended December 31, 1999 are ordinary income to the Company stockholders.


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

         For the quarter ended September 30, 2000 the reconciliation is as follows:

                                              FOR THE QUARTER ENDED
                                                SEPTEMBER 30, 2000
                                      INCOME          SHARES          PER-SHARE
                                   (NUMERATOR)     (DENOMINATOR)        AMOUNT
                                   -----------     -------------      ---------

Net income                         $3,806,097
                                   ----------
Basic Earnings Per Share            3,806,097       14,238,680          $0.27
                                                                        =====
Effect of dilutive securities:
     Dilutive stock options                            290,462
                                   ----------       ----------          -----
Dilutive Earnings Per Share        $3,806,097       14,529,142          $0.26
                                   ==========       ==========          =====


         For the nine months ended September 30, 2000 the reconciliation is as follows:

                                             FOR THE NINE MONTHS ENDED
                                                 SEPTEMBER 30, 2000
                                     INCOME            SHARES        PER-SHARE
                                   (NUMERATOR)     (DENOMINATOR)       AMOUNT
                                   -----------     -------------     ---------

Net income                         $12,493,415
                                   -----------
Basic Earnings Per Share            12,493,415       13,980,602        $0.90
                                                                       =====
Effect of dilutive securities:
     Dilutive stock options                             293,950
                                   -----------       ----------        -----
Dilutive Earnings Per Share        $ 8,687,318       14,274,552        $0.87
                                   ===========       ==========        =====

         Options to purchase 346,756 shares were outstanding during the quarter ended September 30, 2000 and dilutive, as the exercise price (between $4.00 and $8.125) was less than the average stock price for the three month period for the Company of $8.62. Options to purchase 452,676 shares of stock were outstanding during the period and are not considered dilutive. The exercise price (between $8.94 and $11.25) was greater than the average stock price for the three month period of $8.62.

         Options to purchase 346,756 shares were outstanding during the nine months ended September 30, 2000 and dilutive, as the exercise price (between $4.00 and $8.125) was less than the average stock price for the nine month period for the Company of $8.51. Options to purchase 452,676 shares of stock were outstanding during the period and are not considered dilutive. The exercise price (between $8.63 and $11.25) was greater than the average stock price for the three month period of $8.51.

6.       COMPREHENSIVE INCOME

         The Company adopted FASB Statement no. 130, Reporting Comprehensive Income, Statement no. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. The Company at September 30, 2000 and December 31, 1999 held securities classified as available-for-sale. At September 30, 2000 and December 31, 1999, the net unrealized losses totaled $27,739,094 and $37,568,510, respectively.

7.       LEASE COMMITMENTS

         The Corporation has non-cancelable lease for office space, which commenced in April 1998 and expires in December 2007.


         The Corporation's aggregate minimum lease payments are as follows:

         2001                               $ 97,868
         2002                                100,515
         2003                                110,261
         2004 through 2007                   472,145
                                            --------

              Total lease obligation        $780,789
                                            ========

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

         We are a real estate investment trust that owns and manages a portfolio of mortgage-backed securities. Our principal business objective is to generate net income for distribution to our stockholders from the spread between the interest income on our mortgage-backed securities and the costs of borrowing to finance our acquisition of mortgage-backed securities. We commenced operations on February 18, 1997 upon the consummation of a private placement. We completed our initial public offering on October 14, 1997

RESULTS OF OPERATIONS: FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2000
                       AND 1999

         NET INCOME SUMMARY

         For the quarter ended September 30, 2000, our GAAP net income was $3.8 million, or $0.27 basic earnings per average share, as compared to $4.5 million, or $.35 basic earnings per average share, for the quarter ended September 30, 1999. We compute our GAAP net income per share by dividing net income by the weighted average number of shares of outstanding common stock during the period, which was 14,238,680 for the quarter ended September 30, 2000 and 12,745,416 for the quarter ended September 30, 1999. Dividends per weighted average number of shares outstanding for the quarter ended September 30, 2000 was $0.28 per share, or $3.6 million in total. Dividends per weighted average number of shares outstanding for the quarter ended September 30, 1999 was $.35 per share, or $4.6 million in total. Our annualized return on average equity was 13.29% for the quarter ended September 30, 2000 and 15.93% for the quarter ended September 30, 1999.

         For the nine months ended September 30, 2000, our GAAP net income was $12.5 million, or $0.90 basic earnings per average share, as compared to $13.7 million, or $1.08 basic earnings per average share, for the nine months ended September 30, 1999. Weighted average number of shares of outstanding common stock was 13,980,602 for the nine months ended September 30, 2000 and 12,721,670 for the nine months ended September 30, 1999. Our annualized return on average equity was 14.91% for the nine months ended September 30, 2000 and 14.67% for the nine months ended September 30, 1999.

                                                NET INCOME SUMMARY
                                                ------------------

                                                                                      NINE MONTHS       NINE MONTHS
                                                  QUARTER ENDED     QUARTER ENDED        ENDED             ENDED
                                                  SEPTEMBER 30,     SEPTEMBER 30,    SEPTEMBER 30,     SEPTEMBER 30,
                                                       2000             1999              2000             1999
                                                  -------------     -------------    -------------     -------------
Interest Income                                       $28,239           $22,161           $78,590           $66,441
Interest Expense                                       24,779            17,232            65,525            51,249
                                                   ----------        ----------        ----------        ----------
Net Interest Income                                     3,460             4,929            13,065            15,192
Gain on Sale of Mortgage-Backed Securities                873                98             1,045               188
General and Administrative Expenses                       527               513             1,617             1,685
                                                   ----------        ----------        ----------        ----------
Net Income                                             $3,806            $4,513           $12,493           $13,695
                                                   ==========        ==========        ==========        ==========

Average Number of Basic Shares Outstanding         14,238,680        12,745,416        13,980,602        12,721,670
Average Number of Diluted Shares Outstanding       14,529,142        13,025,096        14,274,552        13,004,490

Basic Net Income Per Share                              $0.27             $0.35             $0.90             $1.08
Diluted Net Income Per Share                            $0.26             $0.35             $0.87             $1.05

Average Total Assets                               $1,620,094        $1,427,502        $1,569,205        $1,482,149
Average Equity                                       $114,573          $113,333          $111,755          $124,428

Annualized Return on Average Assets                     0.94%             1.26%             1.06%             1.26%
Annualized Return on Average Equity                    13.29%            15.93%            14.91%            14.67%


         TAXABLE INCOME AND GAAP INCOME

         For the quarter ended September 30, 2000 and 1999, our income as calculated for tax purposes (taxable income) differed from income as calculated according to GAAP (GAAP income). The differences were in the calculations of premium and discount amortization, gains on sale of mortgage-backed securities, and general and administrative expenses. Our taxable income for the quarter ended September 30, 2000 was approximately $3.4 million, or $0.24 per share, as compared to taxable income of $4.3 million, or $0.34 per share, for the quarter ended September 30, 1999. Our taxable income for the nine months ended September 30, 2000 was approximately $11.5 million, or $0.79 per share, as compared to taxable income of $14.3 million, or $1.12 per share, for the nine months ended September 30, 1999.

         The distinction between taxable income and GAAP income is important to our stockholders because dividends are declared on the basis of taxable income. While we do not pay taxes so long as we satisfy the requirements for exemption from taxation pursuant to the REIT provisions of the Internal Revenue Code, each year we complete a corporate tax form on which taxable income is calculated as if we were to be taxed. This taxable income level determines the amount of dividends we can pay out over time. The table below presents the major differences between our GAAP and taxable income for the quarters ended September 30, 2000, June 30, 2000, and March 31, 2000, the year ended December 31, 1999, and the four quarters in 1999

                                              TAXABLE INCOME
                                              --------------

                                            Taxable General       Taxable        Taxable Gain
                                                   &              Mortgage        on Sale of
                                GAAP Net     Administrative     Amortization      Securities      Taxable Net
                                 Income       Differences       Differences       Differences        Income
                                 ------       -----------       -----------       -----------        ------
                                                         (dollars in thousands)
For the Quarter Ended
   September 30, 2000            $3,806            $6              ($154)            ($283)          $3,375
For the Quarter Ended
   June 30, 2000                 $3,839            $1              ($195)             ($79)          $3,566
For the Quarter Ended
  March 31, 2000                 $4,848            $1              ($324)               $2           $4,527
--------------------------------------------------------------------------------------------------------------
For the Year Ended
  December 31, 1999             $18,139            $9               $814             ($525)         $18,437
For the Quarter Ended
  December 31, 1999              $4,444            $2                $21             ($288)          $4,179
For the Quarter Ended
  September 30, 1999             $4,513            $5               ($14)            ($235)          $4,269
For the Quarter Ended
   June 30, 1999                 $4,864            $2               $363                 -           $5,229
For the Quarter Ended
  March 31, 1999                 $4,318             -               $444               ($2)          $4,760


         INTEREST INCOME AND AVERAGE EARNING ASSET YIELD

         We had average earning assets of $1.6 billion for the quarter ended September 30, 2000 and $1.4 billion for the quarter ended September 30, 1999. Our primary source of income for the quarters ended September 30, 2000 and 1999 was interest income. A portion of our income was generated by gains on the sales of our mortgage-backed securities. Our interest income was $28.2 million for the quarter ended September 30, 2000 and $22.2 million for the quarter ended September 30, 1999. Our yield on average earning assets was 7.10% and 6.26% for the same respective periods. Our average earning asset balance increased by $174.0 million for the quarter ended September 30, 2000 as compared to the quarter ended September 30, 1999. Interest income increased by $6.1 million for the quarter ended September 30, 2000 over the quarter ended September 30, 1999, due to the increase in both the yield and the average interest earning asset balance. The yield increased as coupons repriced in the higher interest rate environment and the CPR rate declined to 12% for the quarter ended September 30, 2000, as compared to 18% for the quarter ended September 30, 1999.

         We had average earning assets of $1.5 billion for the nine months ended September 30, 2000 and 1999. Our interest income was $78.6 million for the nine months ended September 30, 2000 and $66.4 million for the nine months ended September 30, 1999. Our yield on average earning assets was 6.96% and 6.02% for the same respective periods. Our average earning asset balance decreased by $33.0 million for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. Interest income increased by $12.4 million for the nine months ended September 30, 2000 over the nine months ended September 30, 1999, due to the decline in the portfolio CPR, an increase in the coupons on adjustable rate securities, and an increase in the average interest earning asset balance.

          The table below shows our average balance of cash equivalents and mortgage-backed securities, the yields we earned on each type of earning assets, our yield on average earning assets and our interest income for the quarters ended September 30, 2000, June 30, 2000, and March 31, 2000, the year ended December 31, 1999, and the four quarters in 1999.

                                       AVERAGE EARNING ASSET YIELD
                                       ---------------------------

                                                                                          Yield on
                                                      Average                Yield on      Average     Yield on
                                          Average     Mortgage-   Average     Average     Mortgage-     Average
                                           Cash        Backed     Earning      Cash        Backed       Earning   Interest
                                        Equivalents  Securities    Assets   Equivalents  Securities     Assets     Income
                                        -----------  ----------   -------   -----------  ----------    --------   --------
                                                                      (dollars in thousands)
For the Quarter ended
  Septembr 30, 2000                        $188      $1,590,497  $1,590,685    5.43%        7.10%        7.10%     $28,239
For the Quarter ended June 30, 2000        $243      $1,476,283  $1,476,526    3.29%        6.97%        6.97%     $25,735
For the Quarter ended March 31, 2000       $226      $1,448,148  $1,448,374    1.79%        6.80%        6.80%     $24,617
--------------------------------------------------------------------------------------------------------------------------
For  the Year Ended December 31, 1999      $221      $1,461,033  $1,461,254    4.10%        6.15%        6.15%     $89,812
For  the Quarter Ended
  December 31, 1999                         $2       $1,420,308  $1,420,310    4.05%        6.58%        6.58%     $23,371
For the Quarter Ended
  September 30, 1999                       $877      $1,416,525  $1,417,404    4.10%        6.26%        6.25%     $22,161
For the Quarter Ended June 30, 1999         $2       $1,496,793  $1,496,795    4.30%        5.95%        5.95%     $22,265
For the Quarter Ended March 31, 1999        $2       $1,502,627  $1,502,629    4.01%        5.87%        5.87%     $22,015

         The constant prepayment rate (or CPR) on our mortgage-backed securities for the quarter ended September 30, 2000 was 12% and for the quarter ended September 30, 1999 was 18%. CPR is an assumed rate of prepayment for our mortgage-backed securities, expressed as an annual rate of prepayment relative to the outstanding principal balance of our mortgage-backed securities. CPR does not purport to be either a historical description of the prepayment experience of our mortgage-backed securities or a prediction of the anticipated rate of prepayment of our mortgage-backed securities.

         Principal prepayments had a negative effect on our earning asset yield for the quarters ended September 30, 2000 and 1999 because we adjust our rates of premium amortization and discount accretion monthly based upon the effective yield method, which takes into consideration changes in prepayment speeds.

         INTEREST EXPENSE AND THE COST OF FUNDS

         We anticipate that our largest expense will be the cost of borrowed funds. We had average borrowed funds of $1.5 billion and total interest expense of $24.8 million for the quarter ended September 30, 2000. We had average borrowed funds of $1.3 billion and total interest expense of $17.2 million for the quarter ended September 30, 1999. Our average cost of funds of 6.71% for the quarter ended September 30, 2000 was 149 basis points greater than the 5.22% cost of funds for the quarter ended September 30, 1999. The cost of funds rate increased 29% and the average borrowed funds increased by $156.3 million for the quarter ended September 30, 2000 when compared to the third quarter 1999; consequently, interest expense increased by 44% because of the increased amount of funding and the increase in current short-term market rates. With our current asset/liability management strategy, changes in our cost of funds are expected to be closely correlated with changes in short-term LIBOR, although we may choose to extend the maturity of our liabilities at any time. Our average cost of funds was 0.09% above one-month LIBOR for the quarter ended September 30, 2000 and 0.06% below average one-month LIBOR for the quarter ended September 30, 2000. We generally have structured our borrowings to adjust with one-month LIBOR because we believe that one-month LIBOR may continue to be lower than six-month LIBOR in the present interest rate environment. During the quarter ended September 30, 2000, average one-month LIBOR, was 6.62%, which was 0.22% lower than average six-month LIBOR, which was 6.84%. During the quarter ended September 30, 1999, average one-month LIBOR, was 5.28%, 0.52% lower than average six-month LIBOR, which was 5.80%.

         We had average borrowed funds of $1.4 billion and total interest expense of $65.5 million for the nine months ended September 30, 2000. We had average borrowed funds of $1.4 billion and total interest expense of $51.2 million for the nine months ended September 30, 1999. Our average cost of funds of 6.29% for the nine months ended September 30, 2000 was 107 basis points greater than the 5.02% cost of funds for the nine months ended September 30, 1999. The cost of funds rate increased 25% and the average funding balance increased by $30.3 million for the nine months ended September 30, 2000 when compared to the quarter ended September 30, 1999; consequently, interest expense increased by 28%. The increase in interest expense for the nine month period is not as dramatic as the increase for the third quarter because the change in rate and average balance was greater in the third quarter of 2000.

         The table below shows our average borrowed funds and average cost of funds as compared to average one-month and average six-month LIBOR for the quarters ended September 30, 2000, June 30, 2000, and March 31, 2000, the year ended December 31, 1999 and the four quarters in 1999.

                                          AVERAGE COST OF FUNDS
                                          ---------------------

                                                                                  Average
                                                                                 One-Month   Average Cost   Average Cost
                                                                                   LIBOR       of Funds       of Funds
                                                                                Relative to   Relative to   Relative to
                           Average                Average   Average   Average      Average       Average       Average
                          Borrowed    Interest    Cost of  One-Month Six-Month   Six-Month     One-Month     Six-Month
                            Funds     Expense      Funds     LIBOR     LIBOR       LIBOR         LIBOR         LIBOR
                            -----     -------      -----     -----     -----       -----         -----         -----
                                                              (dollars in thousands)
For the Quarter Ended
  September 30, 2000     $1,477,112   $24,779      6.71%     6.62%     6.84%      (0.22%)        0.09%        (0.13%)
For the Quarter Ended
  June 30, 2000          $1,360,419   $21,453      6.30%     6.46%     6.84%      (0.38%)       (0.16%)       (0.54%)
For the Quarter Ended
  March 31, 2000         $1,329,900   $19,293      5.80%     5.92%     6.32%      (0.40%)       (0.12%)       (0.52%)
------------------------------------------------------------------------------------------------------------------------
For the Year Ended
  December 31, 1999      $1,350,230   $69,846      5.17%     5.25%     5.53%      (0.28%)       (0.08%)       (0.36%)
For the Quarter Ended
  December 31, 1999      $1,324,326   $18,597      5.61%     5.78%     6.08%      (0.30%)       (0.17%)       (0.47%)
For the Quarter Ended
  September 30, 1999     $1,320,776   $17,232      5.22%     5.28%     5.80%      (0.52%)       (0.06%)       (0.58%)
For the Quarter Ended
  June 30, 1999          $1,374,154   $16,865      4.91%     4.96%     5.19%      (0.23%)       (0.05%)       (0.28%)
For the Quarter Ended
  March 31, 1999         $1,381,663   $17,151      4.97%     4.96%     5.05%      (0.09%)        0.01%        (0.08%)

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

         NET INTEREST INCOME

         Our net interest income, which equals interest income less interest expense, totaled $3.5 million for the quarter ended September 30, 2000 and $4.9 million for the quarter ended September 30, 1999. Our net interest income decreased by 30% because of the increase in asset yields of 0.84% was not as great as the increase of 1.49% in funding cost. Our net interest spread, which equals the yield on our average assets for the period less the average cost of funds for the period, was 0.39% for the quarter ended September 30, 2000 as compared to 1.04% for the quarter ended September 30, 1999. This .65% decrease in spread income is reflected in the $1.5 million decline in net interest income. Net interest margin, which equals net interest income divided by average total assets, was 0.85% on an annualized basis for the quarter ended September 30, 2000 and 1.38% for the quarter ended September 30, 1999. The principal reason that net interest margin exceeded net interest spread is that average interest earning assets exceeded average interest bearing liabilities. A portion of our assets is funded with equity rather than borrowings. We did not have any interest rate agreement expenses to date.

         Our net interest income totaled $13.1 million for the nine months ended September 30, 2000 and $15.2 million for the nine months ended September 30, 1999. Our net interest income decreased because the increase in asset yields to 6.94% for the nine months ended September 30, 2000 was not as great as the increase in funding cost. The cost of funds increased to 6.29% for the nine months ended September 30, 2000 from 5.03% for the nine months ended September 30, 1999. Our net interest spread was 0.65% for the nine months ended September 30, 2000 as compared to 1.00% for the nine months ended September 30, 1999. This 35% decrease in spread income is reflected in the $1.5 million decline in net interest income.

         The table below shows our interest income by earning asset type, average earning assets by type, total interest income, interest expense, average repurchase agreements, average cost of funds, and net interest income for the quarters ended September 30, 2000, June 30, 2000, and March 31, 2000, the year ended December 31, 1999, and the four quarters in 1999.

                                         GAAP NET INTEREST INCOME
                                         ------------------------

                                          (DOLLARS IN THOUSANDS)


                      Amortized
                       Cost of                                       Yield
                       Average     Interest                           on       Average
                       Mortgage-  Income on                         Average    Balance
                        Backed     Mortgage-    Average     Total   Interest     of                  Average    Net
                      Securities    Backed       Cash      Interest Earning   Repurchase   Interest  Cost of  Interest
                         Held     Securities  Equivalents   Income   Assets   Agreements    Expense   Funds    Income
                      ----------  ----------  -----------  -------- --------  ----------    -------  -------  --------
For the Quarter
  Ended September
  30, 2000            $1,590,497   $28,237       $188      $28,239    7.10%   $1,447,112    $24,779   6.71%    $3,460
For the Quarter
  Ended June 30, 2000 $1,476,283   $25,732       $243      $25,735    6.97%   $1,360,419    $21,453   6.30%    $4,282
For the Quarter
  Ended March 31,
  2000                $1,448,148   $24,616       $226      $24,617    6.80%   $1,329,900    $19,293   5.80%    $4,848
----------------------------------------------------------------------------------------------------------------------
For  the Year
  Ended December 31,
  1999                $1,461,033   $89,801       $221      $89,812    6.15%   $1,350,230    $69,846   5.17%   $19,966
For the Quarter
  Ended December 31,
  1999                $1,420,308   $23,372        $2       $23,372    6.58%   $1,324,326    $18,597   5.61%    $4,774
For the Quarter
  Ended September
  30, 1999            $1,416,525   $22,151       $877      $22,160    6.26%   $1,320,776    $17,232   5.22%    $4,929
For the Quarter
  Ended  June 30,
  1999                $1,493,532   $22,265        $2       $22,265    5.95%   $1,374,154    $16,865   4.91%    $5,399
For the Quarter
  Ended March 31,
  1999                $1,502,629   $22,015        $2       $22,015    5.87%   $1,381,663    $17,151   4.97%    $4,864


         GAINS AND LOSSES ON SALES OF MORTGAGE-BACKED SECURITIES

         For the quarter ended September 30, 2000, we sold mortgage-backed securities with an aggregate historical amortized cost of $173.9 million for an aggregate gain of $872,949. During the quarter ended September 30, 2000, the Company was able to take advantage of the appreciation in assets. As a result, gains were taken on the liquidation of assets. For the quarter ended September 30, 1999, we sold mortgage-backed securities with an aggregate historical amortized cost of $65.2 million for an aggregate gain of $97,656. During the quarter ended September 30, 2000, Annaly was able to take advantage of the change in the near term interest outlook by re-positioning the portfolio to generate more sustainable earnings going forward.

         For the nine months ended September 30, 2000, we sold mortgage-backed securities with an aggregate historical amortized cost of $262.4 million for an aggregate gain of $1.0 million. For the nine months ended September 30, 1999, we sold mortgage-backed securities with an aggregate historical amortized cost of $113.3 million for an aggregate gain of $188,069. Obviously, there was a greater dependence on gains for the nine months ended September 30, 2000 than the nine months ended September 30, 1999.

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

         GENERAL AND ADMINISTRATIVE EXPENSES

         G&A expenses were $526,881 for the quarter ended September 30, 2000 and $513,599 for the quarter ended September 30, 1999. G&A expenses as a percentage of average assets was 0.13% and 0.14% for the quarters ended September 30, 2000 and 1999, respectively. The Company is internally managed and continues to be a low cost provider. G&A expenses decreased by $13,282 for the quarter ended September 30, 2000, when compared to the quarter ended September 30, 1999.

         G&A expenses were $1.6 million and $1.7 million for the nine months ended September 30, 2000 and 1999, respectively. G&A expenses as a percentage of average assets were 0.14% and 0.15% for the nine months ended September 30, 2000 and 1999, respectively.

                              GAAP G&A EXPENSES AND OPERATING EXPENSE RATIOS
                              ----------------------------------------------

                                                                       Total G&A               Total G&A
                                                                    Expenses/Average       Expenses/Average
                                            Total G&A Expenses    Assets (annualized)     Equity (annualized)
                                            ------------------    -------------------     -------------------
For the Quarter Ended  September 30, 2000          $527                  0.13%                   1.84%

For the Quarter Ended  June 30, 2000               $507                  0.15%                   1.85%

For the Quarter Ended  March 31, 2000              $582                  0.16%                   2.19%
-------------------------------------------------------------------------------------------------------------
For  the Year Ended December 31, 1999            $2,281                  0.15%                   1.94%

For the Quarter Ended   December 31, 1999          $596                  0.16%                   2.21%

For the Quarter Ended   September 30, 1999         $514                  0.14%                   1.81%

For the Quarter Ended  June 30, 1999               $561                  0.15%                   1.44%

For the Quarter Ended  March 31, 1999              $610                  0.16%                   1.93%


         NET INCOME AND RETURN ON AVERAGE EQUITY

         Our net income was $3.8 million for the quarter ended September 30, 2000 and $4.5 million for the quarter ended September 30, 1999. Our return on average equity was 13.29% for the quarter ended September 30, 2000 and 15.93% for the quarter ended September 30, 1999. The decrease in net income is a direct result of a decrease in spread income. As previously mentioned, the substantial increases in funding cost were only partially offset by an increase in the yield on assets.

         Our net income was $12.5 million for the nine months ended September 30, 2000 and $13.7 million for the nine months ended September 30, 1999. Our return on average equity was 14.91% for the nine months ended September 30, 2000 and 14.67% for the nine months ended September 30, 1999.

         The table below shows our net interest income, gain on sale of mortgage-backed securities and G&A expenses each as a percentage of average equity, and the return on average equity for the quarters ended September 30, 2000, June 30, 2000, and March 31, 2000, the year ended December 31, 1999, and for the four quarters in 1999.

                                   COMPONENTS OF RETURN ON AVERAGE EQUITY
                                   --------------------------------------

                                  (RATIOS FOR ALL QUARTERS ARE ANNUALIZED)

                                                         Gain on Sale of
                                          Net Interest    Mortgage-Backed           G&A          Return on
                                         Income/Average  Securities/Average   Expenses/Average    Average
                                             Equity           Equity               Equity          Equity
                                         --------------  ------------------   ----------------   ---------
For the Quarter Ended September 30, 2000     12.08%            3.05%                1.84%          13.29%

For the Quarter Ended June 30, 2000          15.61%            0.24%                1.85%          14.00%

For the Quarter Ended March 31, 2000         20.07%            0.40%                2.19%          18.28%
----------------------------------------------------------------------------------------------------------
For the Year Ended December 31, 1999         16.97%            0.38%                1.94%          15.41%

For the Quarter Ended December 31, 1999      17.65%            0.99%                2.21%          16.43%

For the Quarter Ended September 30, 1999     17.40%            0.34%                1.81%          15.93%

For the Quarter Ended June 30, 1999          17.99%            0.08%                1.87%          16.20%

For the Quarter Ended March 31, 1999         15.43%            0.20%                1.93%          13.70%


         DIVIDENDS AND TAXABLE INCOME

         We have elected to be taxed as a REIT under the Internal Revenue Code. Accordingly, we have distributed substantially all of our taxable income for each year since inception to our stockholders, including income resulting from gains on sales of our mortgage-backed securities. From inception through September 30, 2000, approximate taxable income exceeded dividend declarations by $464,000.

                                             DIVIDEND SUMMARY
                                             ----------------

                                       Weighted
                                       Average
                            Taxable     Common    Taxable Net   Dividends                 Dividend     Cumulative
                              Net       Shares     Income Per    Declared       Total      Pay-out    Undistributed
                             Income   Outstanding    Share      Per Share     Dividends     Ratio     Taxable Income
                             ------   ----------- -----------   ---------     ---------   --------    --------------
                                              (dollars in thousands, except per share data)
For the Quarter Ended
  September 30, 2000         $3,375   14,238,680     $0.24        $0.25        $3,575       105.9%           $464
For the Quarter Ended
  June 30, 2000             $3,3566   14,039,741     $0.25        $0.30        $4,262       119.5%           $664
For the Quarter Ended
  March 31, 2000             $4,527   13,660,539     $0.33        $0.35        $4,864       107.4%         $1,360
--------------------------------------------------------------------------------------------------------------------
For the Year Ended
  December 31, 1999         $18,437   12,889,510     $1.43        $1.39       $17,978        97.5%         $1,697
For the Quarter Ended
  December 31, 1999          $4,179   13,383,426     $0.31        $0.35        $4,754       113.74%        $1,697
For the Quarter Ended
  September 30, 1999         $4,269   12,745,416     $0.34        $0.35        $4,588        91.1%         $2,271
For the Quarter Ended
  June 30, 1999              $5,229   12,697,338     $0.41        $0.35        $4,444        87.1%         $2,589
For the Quarter Ended
  March 31, 1999             $4,760   12,657,884     $0.37        $0.33        $4,190        94.9%         $1,804


FINANCIAL CONDITION

         MORTGAGE-BACKED SECURITIES

         All of our mortgage-backed securities at September 30, 2000 were adjustable-rate or fixed-rate mortgage-backed securities backed by single-family mortgage loans. All of the mortgage assets underlying these mortgage-backed securities were secured with a first lien position on the underlying single-family properties. All our mortgage-backed securities were FHLMC, FNMA or GNMA mortgage pass-through certificates or CMOs, which carry an implied "AAA" rating. We mark-to-market all of our earning assets at liquidation value.

         We accrete discount balances as an increase in interest income over the life of discount mortgage-backed securities and we amortize premium balances as a decrease in interest income over the life of premium mortgage-backed securities. At September 30, 2000 and 1999, we had on our balance sheet a total of $1.0 million and $1.1 million respectively, of unamortized discount (which is the difference between the remaining principal value and current historical amortized cost of our mortgage-backed securities acquired at a price below principal value) and a total of $22.9 million and $24.1 million, respectively, of unamortized premium (which is the difference between the remaining principal value and the current historical amortized cost of our mortgage-backed securities acquired at a price above principal value).

         We received mortgage principal repayments of $43.1 million for the quarter ended September 30, 2000 and $81.2 million for the quarter ended September 30, 1999. Given our current portfolio composition, if mortgage principal prepayment rates were to increase over the life of our mortgage-backed securities, all other factors being equal, our net interest income would decrease during the life of these mortgage-backed securities as we would be required to amortize our net premium balance into income over a shorter time period. Similarly, if mortgage principal prepayment rates were to decrease over the life of our mortgage-backed securities, all other factors being equal, our net interest income would increase during the life of these mortgage-backed securities, as we would amortize our net premium balance over a longer time period.

         The table below summarizes our mortgage-backed securities at September 30, 2000, June 30, 2000, March 31, 2000, December 31, 1999, September 30, 1999,
June 30, 1999, and March 31, 1999.


                                        MORTGAGE-BACKED SECURITIES
                                        --------------------------

                                                                                                Estimated
                                                                       Amortized                   Fair        Weighted
                                                Net      Amortized  Cost/Principal Estimated  Value/Principal  Average
                           Principal Value    Premium       Cost        Value      Fair Value     Value         Yield
                           ---------------    -------    ---------  -------------- ---------- ---------------  --------
                                                            (dollars in thousands)
At September 30, 2000        $1,669,997       $21,878    $1,691,875    101.31%     $1,664,136     99.65%        7.23%
At June 30, 2000             $1,464,968       $20,893    $1,485,861    101.43%     $1,450,853     99.04%        7.32%
At March 31, 2000            $1,448,875       $21,826    $1,470,701    101.51%     $1,436,389     99.14%        7.02%
-----------------------------------------------------------------------------------------------------------------------
At December 31, 1999         $1,452,917       $22,444    $1,475,361    101.54%     $1,437,793     98.96%        6.77%
At September 30, 1999        $1,402,565       $22,981    $1,425,546    101.64%     $1,401,770     99.94%        6.41%
At June 30, 1999             $1,468,547       $24,985    $1,493,532    101.70%     $1,474,104    100.38%        6.21%
At March 31, 1999            $1,527,530       $26,071    $1,553,601    101.71%     $1,547,618    101.32%        5.94%


         The tables below set forth certain characteristics of our mortgage-backed securities. The index level for adjustable-rate mortgage-backed securities is the weighted average rate of the various short-term interest rate indices, which determine the coupon rate.

            ADJUSTABLE-RATE MORTGAGE-BACKED SECURITY CHARACTERISTICS

                                                                        Weighted                              Principal Value
                                    Weighted                             Average                   Weighted    at Period End
                                    Average   Weighted     Weighted      Term to      Weighted     Average     as % of Total
                        Principal    Coupon    Average    Average Net     Next        Average       Asset     Mortgage-Backed
                          Value      Rate    Index Level    Margin     Adjustment   Lifetime Cap    Yield        Securities
                        ---------   -------  -----------  -----------  ----------   ------------   --------   ---------------
                                                               (dollars in thousands)

At September 30, 2000  $1,203,268    7.64%      5.93%        1.71%      13 months      11.01%       7.36%          72.05%
At June 30, 2000         $986,046    7.53%      6.02%        1.51%       9 months      10.41%       7.46%          67.31%
At March 31, 2000        $957,419    7.18%      5.63%        1.55%      10 months      10.59%       7.006%         66.08%
-----------------------------------------------------------------------------------------------------------------------------
At December 31, 1999     $951,839    7.33%      5.84%        1.49%      11 months      10.30%       7.64%          65.51%
At September 30, 1999    $889,293    6.76%      5.13%        1.63%       9 months      10.82%       6.14%          63.40%
At June 30, 1999         $941,559    6.67%      4.96%        1.71%      11 months      11.00%       5.84%          64.12%
At March 31, 1999      $1,036,947    6.63%      4.97%        1.66%      11 months      11.01%       5.64%          67.88%

                           FIXED-RATE MORTGAGE-BACKED SECURITY CHARACTERISTICS
                           ---------------------------------------------------

                                                                              Principal Value
                                                 Weighted       Weighted       as % of Total
                                                 Average         Average      Mortgage-Backed
                             Principal Value   Coupon Rate     Asset Yield       Securities
                             ---------------   -----------     -----------    ---------------
                                                   (dollars in thousands)
At September 30, 2000           $466,729          6.58%           6.92%            27.95%
At June 30, 2000                $478,922          6.58%           7.05%            32.69%
At March 31, 2000               $491,456          6.58%           7.04%            33.92%
---------------------------------------------------------------------------------------------
At December 31, 1999            $501,078          6.58%           7.01%            34.49%
At September 30, 1999           $513,272          6.58%           6.91%            36.60%
At June 30, 1999                $526,988          6.58%           6.88%            35.88%
At March 31, 1999               $490,583          6.54%           6.37%            32.12%

         At September 30, 2000 and December 31, 1999 we held mortgage-backed securities with coupons linked to the one-year, three-year, and five-year Treasury indices, one-month LIBOR and the six-month CD rate.


                           ADJUSTABLE-RATE MORTGAGE-BACKED SECURITIES BY INDEX
                           ---------------------------------------------------
                                            SEPTEMBER 30, 2000
                                            ------------------

                                                                                           3-Year
                                               One-Month     Six-Month       1-Year       Treasury        5-Year
                                                 LIBOR        CD Rate    Treasury Index     Index     Treasury Index
                                                 -----        -------    --------------     -----     --------------
Weighted Average Adjustment Frequency             1 mo.        6 mo.         12 mo.         36 mo.        60 mo.

Weighted Average Term to Next Adjustment          1 mo.        3 mo.         23 mo.         20 mo.        31 mo.

Weighted Average Annual Period Cap                 None        1.00%          1.97%         2%             1.34%

Weighted Average Lifetime Cap at
  September 30, 2000                              9.13%       11.36%         12.39%         13.23%        11.74%

Mortgage Principal Value as Percentage of
  Mortgage-Backed Securities at
  September 30, 2000                             30.98%        1.52%         35.27%          3.78%         0.50%

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

         BORROWINGS

         To date, our debt has consisted entirely of borrowings collateralized by a pledge of our mortgage-backed securities. These borrowings appear on our balance sheet as repurchase agreements. At September 30, 2000, we had established uncommitted borrowing facilities in this market with twenty lenders in amounts, which we believe, are in excess of our needs. All of our mortgage-backed securities are currently accepted as collateral for these borrowings. However, we limit our borrowings, and thus our potential asset growth, in order to maintain unused borrowing capacity and thus increase the liquidity and strength of our balance sheet.

         For the quarters ended September 30, 2000 and 1999, the term to maturity of our borrowings ranged from one day to 3 months, with a weighted average original term to maturity of 46 days at September 30, 2000. At September 30, 2000, the weighted average cost of funds for all of our borrowings was 6.57% and the weighted average term to next rate adjustment was 18 days. At September 30, 1999, the term to maturity ranged from one day to one year, with a weighted average original term of 63 days. The weighted average cost of funds for all of our borrowings was 5.31% and weighted average term to the next adjustment was 24 days.

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

         STOCKHOLDERS' EQUITY

         We use "available-for-sale" treatment for our mortgage-backed securities; we carry these assets on our balance sheet at estimated market value rather than historical amortized cost. Based upon this "available-for-sale" treatment, our equity base at September 30, 2000 was $118.7 million, or $8.30 per share. If we had used historical amortized cost accounting, our equity base at September 30, 2000 would have been $146.4 million, or $10.24 per share. Our equity base at September 30, 1999 was $113.0 million, or $8.63 per share. If we had used historical amortized cost accounting, our equity base at September 30, 1999 would have been $136.9 million, or $10.44 per share. During the quarter ended September 30, 2000, the Company raised additional capital in the amount of $767,479 through its share purchase and dividend reinvestment plan.

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

                                       UNREALIZED GAINS AND LOSSES
                                       ---------------------------

                                          (dollars in thousands)

                                    At             At           At           At            At            At           At
                                 Sept. 30,      June 30,     March 31,    Dec. 31,     Sept. 30,      June 30,     March 31,
                                   2000           2000         2000         1999          1999          1999         1999
                                ----------     ---------    ----------   ---------    ----------     ----------   ----------
Unrealized Gain                   $1,920         $  864      $ 1,320      $ 1,531         $ 998       $ 1,744      $ 2,801
Unrealized Loss                  (29,659)       (35,872)     (35,633)     (39,100)      (24,773)      (21,172)      (8,784)
                                --------       --------     --------     --------      --------      --------      -------
Net Unrealized Loss             ($27,739)      ($35,008)    ($34,313)    ($37,569)     ($23,775)     ($19,428)     ($5,983)
                                ========       ========     ========     ========      ========      ========      =======

Net Unrealized Loss as % of
  Mortgage-Backed Securities
  Principal Value                 (1.66%)        (2.39%)     ( 2.37%)      (2.59%)       (1.70%)       (1.32%)      (0.39%)
Net Unrealized Loss as % of
  Mortgage-Backed Securities
  Amortized Cost                  (1.64%)        (2.36%)      (2.33%)      (2.54%)       (1.68%)       (1.30%)      (0.39%)

         Unrealized changes in the estimated net market value of mortgage-backed securities have one direct effect on our potential earnings and dividends: positive market-to-market changes increase our equity base and allow us to increase our borrowing capacity while negative changes tend to limit borrowing capacity under our capital investment policy. A very large negative change in the net market value of our mortgage-backed securities might impair our liquidity position, requiring us to sell assets with the likely result of realized losses upon sale. "Unrealized Losses on Available for Sale Securities" was $27.7 million, or 1.64% of the amortized cost of our mortgage-backed securities at September 30, 2000. "Unrealized Losses on Available for Sale Securities" was $23.8 million or 1.68% of the amortized cost of our mortgage-backed securities at September 30, 1999.

         The table below shows our equity capital base as reported and on a historical amortized cost basis at September 30, June 30, 2000, March 31, 2000, December 31,1999, September 30, 1999, June 30, 1999 and March 31,1999. Issuances of common stock, the level of GAAP earnings as compared to dividends declared, and other factors influence our historical cost equity capital base. The GAAP reported equity capital base is influenced by these factors plus changes in the "Net Unrealized Losses on Assets Available for Sale" account.

         STOCKHOLDERS' EQUITY
         --------------------

                                                                             Historical
                           Historical      Net Unrealized   GAAP Reported  Amortized Cost    GAAP Reported
                         Amortized Cost   Gains on Assets    Equity Base     Equity Per       Equity (Book
                           Equity Base   Available for Sale  (Book Value)       Share       Value) Per Share
                           -----------   ------------------  ------------  --------------   ----------------
                                            (dollars in thousands, except per share data)
At September 30, 2000       $146,446         ($27,739)         $118,707        $10.24            $8.30
At June 30, 2000            $145,448         ($35,008)         $110,440        $10.24            $7.77
At March 31, 2000           $143,279         ($34,313)         $108,966        $10.31            $7.84
------------------------------------------------------------------------------------------------------------
At December 31, 1999        $140,841         ($37,569)         $103,272        $10.37            $7.60
At September 30, 1999       $136,850         ($23,776)         $113,074        $10.44            $8.63
At June 30, 1999            $133,020         ($19,428)         $113,592        $10.48            $8.95
At March 31, 1999           $132,599          ($5,983)         $126,617        $10.44            $9.97


         LEVERAGE

         Our debt-to-GAAP reported equity ratio at September 30, 2000 and, 1999 was 12.9:1 and 11.3:1, respectively. We generally expect to maintain a ratio of debt-to-equity of between 8:1 and 12:1, although the ratio may vary from this range from time to time based upon various factors, including our management's opinion of the level of risk of our assets and liabilities, our liquidity position, our level of unused borrowing capacity and over-collateralization levels required by lenders when we pledge assets to secure borrowings.

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

         OTHER MATTERS

         We calculate that our qualified REIT assets, as defined in the Internal Revenue Code, are 99.4% and 99.5% of our total assets at September 30, 2000 and 1999, as compared to the Internal Revenue Code requirement that at least 75% of our total assets be qualified REIT assets. We also calculate that 97.0% and 99.6% of our revenue qualifies for the 75% source of income test, and 100% of its revenue qualifies for the 95% source of income test, under the REIT rules for the quarters ended September 30, 2000 and 1999, respectively. We also met all REIT requirements regarding the ownership of our common stock and the distribution of our net income. Therefore, as of September 30, 2000 and 1999, we believe that we qualified as a REIT under the Internal Revenue Code.

         We at all times intend to conduct our business so as not to become regulated as an investment company under the Investment Company Act. If we were to become regulated as an investment company, then our use of leverage would be substantially reduced. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" (qualifying interests). Under current interpretation of the staff of the SEC, in order to qualify for this exemption, we must maintain at least 55% of our assets directly in qualifying interests. In addition, unless certain mortgage securitites represent all the certificates issued with respect to an underlying pool of mortgages, the mortgage-backed securities may be treated as securities separate from the underlying mortgage loans and, thus, may not be considered qualifying interests for purposes of the 55% requirement. We calculate that as of September 30, 2000 and 1999 we were in compliance with this requirement.

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

         Our profitability and the value of our portfolio may be adversely affected during any period as a result of changing interest rates. The following table quantifies the potential changes in net interest income and portfolio value should interest rates go up or down 200 basis points, assuming the yield curves of the rate shocks will be parallel to each other and the current yield curve. All changes in income and value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at September 30, 2000 and various estimates regarding prepayment and all activities are made at each level of rate shock. Actual results could differ significantly from these estimates.

                           Projected Percentage Change in         Projected Percentage Change in
Change in Interest Rate         Net Interest Income                      Portfolio Value
------------------------------------------------------------------------------------------------
-200 Basis Points                       67%                                    4%
-100 Basis Points                       27%                                    2%
-50 Basis Points                        8%                                     2%
Base Interest Rate
+50 Basis Points                       (36%)                                  (0%)
+100 Basis Points                      (54%)                                  (1%)
+200 Basis Points                     (103%)                                  (3%)

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

         The following table sets forth the estimated maturity or repricing of our interest-earning assets and interest-bearing liabilities at September 30, 2000. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except adjustable-rate loans, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature. Mortgage-backed securities reflect estimated prepayments that were estimated based on analyses of broker estimates, the results of a prepayment model that we utilized and empirical data. Our management believes that these assumptions approximate actual experience and considers them reasonable; however, the interest rate sensitivity of our assets and liabilities in the table could vary substantially if different assumptions were used or actual experience differs from the historical experience on which the assumptions are based.

                                              (IN THOUSANDS)

                                                                         More than 1
                                      Within 3                            Year to 3       3 Years and
                                       Months         4-12 Months           Years             Over         Total
                                      --------        -----------        -----------      -----------    ----------
                                                                        (in thousands)
Rate Sensitive Assets:
  Mortgage-Backed Securities          $546,507         $  264,238          $254,860         $604,392     $1,669,997

Rate Sensitive Liabilities:
  Repurchase Agreements              1,593,946                                                           $1,593,946
                                   ------------        ----------          --------         --------     ----------

Interest rate sensitivity gap      ($1,047,439)          $264,238          $254,860         $604,392     $   76,051
                                   ===========         ==========          ========         ========     ==========

Cumulative rate sensitivity gap    ($1,047,439)         ($783,201)        ($528,341)        $ 76,051
                                   ===========         ==========          ========         ========

Cumulative interest rate
sensitivity gap as a percentage of
total rate-sensitive assets               (63%)              (47%)             (32%)              5%

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


                              ANNALY MORTGAGE MANAGEMENT, INC.

Dated:   November 13, 2000         By:/s/  Michael A.J. Farrell
                                      -------------------------
                              Michael A.J. Farrell
                              Chairman of the Board and Chief Executive Officer (authorized officer of registrant)

Dated:    November 13, 2000        By:/s/  Kathryn F. Fagan
                                      ---------------------
                              Kathryn F. Fagan
                              Chief Financial Officer and Treasurer
                              (principal accounting officer)