Form 10-K
period 2000-12-31
ANNALY MORTGAGE MANAGEMENT INC
filed 2001-03-27
CIK 1043219

DCLIB1/77153/4

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

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2000

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
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation  of organization)


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

At March 20, 2000 the aggregate market value of the voting stock held by non-affiliates of the Registrant was $284,040,669

The number of shares of the Registrant's Common Stock outstanding on March 20, 2001 was 25,696,459

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's definitive Proxy Statement dated March 26, 2000, issued in connection with the 2001 Annual Meeting of Stockholders of the Registrant to be held on May 17, 2001 are incorporated by reference into
Part III.

                        ANNALY MORTGAGE MANAGEMENT, INC.

                          2000 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                     PART I

                                                                           PAGE

ITEM 1.  BUSINESS                                                            1

ITEM 2.  PROPERTIES                                                          33

ITEM 3.  LEGAL PROCEEDINGS                                                   33

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 33

                            PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
         AND RELATED SHAREHOLDER MATTERS                                     34

ITEM 6.  SELECTED FINANCIAL DATA                                             35

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS                                               37

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK          51

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                         53

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE                                                53

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                  53

ITEM 11. EXECUTIVE COMPENSATION                                              53

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT      53

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                      53

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K     54

FINANCIAL STATEMENTS                                                         F-1

SIGNATURES                                                                   61

EXHIBIT INDEX                                                                62

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

     Assets

     Under our capital investment policy, at least 75% of our total assets must be comprised of high-quality mortgage-backed securities and short-term investments. High quality securities means securities that (1) are rated within one of the two highest rating categories by at least one of the nationally recognized rating agencies, (2) are unrated but are guaranteed by the United States government or an agency of the United States government, or (3) are unrated but we determine them to be of comparable quality to rated high quality mortgage-backed securities.

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

     At December 31, 2000, approximately 50% of our mortgage-backed securities were adjustable-rate pass-though certificates, approximately 26% of our mortgage-backed securities were fixed-rate pass-through certificates or CMOs, and approximately 24% of our mortgage-backed securities were CMO floaters. Our adjustable-rate pass-through certificates are backed by adjustable-rate mortgage loans and have coupon rates which adjust over time, subject to interest rate caps and lag periods, in conjunction with changes in short-term interest rates. CMO floaters are tranches of CMOs mortgage-backed securities where the interest rate adjusts in conjunction with changes in short-term interest rates. CMO floaters may be backed by fixed-rate mortgage loans or, less often, by adjustable-rate mortgage loans. In this Form 10-K, except where the context indicates otherwise, we use the term "adjustable-rate securities" or "adjustable-rate mortgage-backed securities" to refer to adjustable-rate pass-through certificates and CMO floaters. At December 31, 2000, the weighted average yield on our portfolio of earning assets was 7.09%, and the weighted average term to next rate adjustment on adjustable rate securities was 15 months.

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

     Borrowings

     We attempt to structure our borrowings to have interest rate adjustment indices and interest rate adjustment periods that, on an aggregate basis, correspond generally to the interest rate adjustment indices and periods of our adjustable-rate mortgage-backed securities. However, periodic rate adjustments on our borrowings are generally more frequent than rate adjustments on our mortgage-backed securities. At December 31, 2000, the weighted average cost of funds for all of our borrowings was 6.55%, the weighted average original term to maturity was 56 days, and the weighted average term to next rate adjustment of these borrowings was 29 days.

     We generally expect to maintain a ratio of debt-to-equity of between 8:1 and 12:1, although the ratio may vary from time to time depending upon market conditions and other factors that our management deems relevant. For purposes of calculating this ratio, our equity is equal to the value of our investment portfolio on a mark-to-market basis, less the book value of our obligations under repurchase agreements and other collateralized borrowings. At December 31, 2000, our ratio of debt-to-equity was 12.0:1.

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

     o    Michael A.J. Farrell, Chairman of the Board and Chief Executive
          Officer

     o    Timothy J. Guba, President and Chief Operating Officer

     o Wellington J. St. Claire, Vice Chairman of the Board and Chief Investment Officer

     o    Kathryn F. Fagan, Chief Financial Officer and Treasurer

     Messrs. Farrell and Guba and Ms. St. Claire have an average of 18 years experience in the investment banking and investment management industries where, in various capacities, they have each managed portfolios of mortgage-backed securities, arranged collateralized borrowings and utilized hedging techniques to mitigate interest rate and other risk within fixed-income portfolios. Ms. Fagan is a certified public accountant and, prior to becoming our Chief Financial Officer and Treasurer, served as Chief Financial Officer and Controller of a publicly owned savings and loan association. Since 1994, Messrs. Farrell and Guba and Ms. St. Claire have managed Fixed Income Discount Advisory Company (or FIDAC), a registered investment advisor which, at December 31, 2000, managed, assisted in managing or supervised approximately $1.2 billion in gross assets for a wide array of clients, of which, at that date, approximately $850 million was managed on a discretionary basis.

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

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements contained herein are not, and certain statements contained in our future filings with the Securities and Exchange Commission (the "SEC" or the Commission"), in our press releases or in our other public or shareholder communications may not be, based on historical facts and are "Forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements which are based on various assumptions, (some of which are beyond our control) may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as "may," "will," "believe," "expect," "anticipate," "continue," or similar terms or variations on those terms, or the negative of those terms. Actual results could differ materially from those set forth in forward-looking statements due to a variety of factors, including, but not limited to, changes in interest rates, changes in yield curve, changes in prepayment rates, the availability of mortgage-backed securities for purchase, the availability of financing and, if available, the terms of any financing. For a discussion of the risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, see "Risk Factors." We do not undertake, and specifically disclaim any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

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

     Mortgage-backed securities differ from other forms of traditional debt securities, which normally provide for periodic payments of interest in fixed amounts with principal payments at maturity or on specified call dates. Instead, mortgage-backed securities provide for a monthly payment, which consists of both interest and principal. In effect, these payments are a "pass-through" of the monthly interest and principal payments made by the individual borrower on the mortgage loans, net of any fees paid to the issuer or guarantor of the securities. Additional payments result from prepayments of principal upon the sale, refinancing or foreclosure of the underlying residential property, net of fees or costs which may be incurred. Some mortgage-backed securities, such as securities issued by GNMA, are described as "modified pass-through." These securities entitle the holder to receive all interest and principal payments owed on the mortgage pool, net of certain fees, regardless of whether the mortgagors actually make mortgage payments when due.

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

     The occurrence of mortgage prepayments is affected by various factors including changes in interest rates, general economic conditions, the age of the mortgage loan, the location of the property and other social and demographic conditions. Generally prepayments on mortgage-backed securities increase during periods of falling mortgage interest rates and decrease during periods of rising mortgage interest rates. We may reinvest prepayments at higher or lower interest rates than the original investment, thus affecting the yield of our investments.

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

     Subordination is a form of credit enhancement frequently used and involves the issuance of classes of senior and subordinated mortgage-backed securities. These classes are structured into a hierarchy to allocate losses on the underlying mortgage loans and also for defining priority of rights to payment of principal and interest. Typically, one or more classes of senior securities are created which are rated in one of the two highest rating levels by one or more nationally recognized rating agencies and which are supported by one or more classes of mezzanine securities and subordinated securities that bear losses on the underlying loans prior to the classes of senior securities. Mezzanine securities, as used in this Form 10-K, refers to classes that are rated below the two highest levels but no lower than a single "B" level under the S&P rating system (or comparable level under other rating systems) and are supported by one or more classes of subordinated securities which bear realized losses prior to the classes of mezzanine securities. Subordinated securities, as used in this Form 10-K, refers to any class that bears the "first loss" from losses from underlying mortgage loans or that is rated below a single "B" level (or, if unrated, we deem it to be below that level). In some cases, only classes of senior securities and subordinated securities are issued. By adjusting the priority of interest and principal payments on each class of a given series of senior-subordinated mortgage-backed securities, issuers are able to create classes of mortgage-backed securities with varying degrees of credit exposure, prepayment exposure and potential total return, tailored to meet the needs of sophisticated institutional investors.

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

     Among the asset choices available to us, our policy is to acquire those mortgage-backed securities which we believe generate the highest returns on capital invested, after consideration of the following:

     o    the amount and nature of anticipated cash flows from the asset;

     o    our ability to pledge the asset to secure collateralized borrowings;

     o the increase in our capital requirement determined by our capital investment policy resulting from the purchase and financing of the asset; and

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

     Capital and Leverage

     We expect generally to maintain a debt-to-equity ration of between 8:1 and 12:1, although the ratio may vary from time to time depending upon market conditions and other factors our management deems relevant, including the composition of our balance sheet, haircut levels required by lenders, the market value of our mortgage-backed securities in our portfolio and "excess capital cushion" percentages (as described below) set by our board of directors from time to time. For purposes of calculating this ratio, our equity (or capital base) is equal to the value of our investment portfolio on a mark-to-market basis less the book value of our obligations under repurchase agreements and other collateralized borrowings. At December 31, 2000, our ratio of debt-to-equity was 12.0:1.

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

     The first component of our capital requirements is the current aggregate over-collateralization amount or "haircut" the lenders require us to hold as capital. The haircut for each mortgage-backed security is determined by our lenders based on the risk characteristics and liquidity of the asset. Haircut levels on individual borrowings generally range from 3% for certain FHLMC, FNMA or GNMA mortgage-backed securities to 20% for certain privately-issued mortgage-backed securities. At December 31, 2000, the weighted average haircut level on our securities was 3.5%. Should the market value of our pledged assets decline, we will be required to deliver additional collateral to our lenders to maintain a constant over-collateralization level on our borrowings.

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

     We seek to build a balance sheet and undertake an interest rate risk management program which is likely to generate positive earnings and maintain an equity liquidation value sufficient to maintain operations given a variety of potentially adverse circumstances. Accordingly, our hedging program addresses both income preservation, as discussed above, and capital preservation concerns. For capital preservation, we monitor our "duration." This is the expected percentage change in market value of our assets that would be caused by a 1% change in short and long-term interest rates. To monitor duration and the related risks of fluctuations in the liquidation value of our equity, we model the impact of various economic scenarios on the market value of our mortgage-backed securities and liabilities. At December 31, 2000, we estimate that the duration of our assets was 1.6%. We believe that our interest rate risk management program will allow us to maintain operations throughout a wide variety of potentially adverse circumstances. Nevertheless, in order to further preserve our capital base (and lower our duration) during periods when we believe a trend of rapidly rising interest rates has been established, we may decide to enter into or increase hedging activities or to sell assets. Each of these actions may lower our earnings and dividends in the short term to further our objective of maintaining attractive levels of earnings and dividends over the long term.

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

     During 1998, we made an initial investment of $49,980 in Annaly International Mortgage Management, Inc. Annaly International explores business opportunities overseas, including the origination of mortgages. Annaly International has not commenced operations beyond this exploratory stage. We now own 33% of the equity of Annaly International in the form of non-voting securities. The remaining equity of Annaly International is owned by FIDAC, Michael A.J. Farrell, our Chairman and Chief Executive Officer, Timothy J. Guba, our President and Chief Operating Officer, Wellington J. St. Claire, our Vice Chairman and Chief Investment Officer, Kathryn F. Fagan, our Chief Operating Officer, and other persons. Mr. Farrell is the sole shareholder of FIDAC.

     During 1998, Annaly International made an initial investment of $20,400 in Annaly.com, Inc. Annaly.com explores opportunities to acquire or originate mortgages in the United States. Annaly.com has established a website at http://www.annaly.com but has not commenced the acquisition or origination of mortgages. Annaly International owns 51% of the equity of Annaly.com. The remaining equity of Annaly.com is owned by FIDAC I Partners, whose partners include FIDAC and our executive officers.

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

                        FEDERAL INCOME TAX CONSIDERATIONS

     The following discusses the material United States federal income tax considerations that relate to our treatment as a real estate investment trust ("REIT") and that apply to an investment in our stock. No assurance can be given that the conclusions set out below would be sustained by a court if challenged by the Internal Revenue Service (IRS). This summary deals only with stock that is held as a capital asset, which generally means property that is held for investment. In addition, except to the extent discussed below, this summary does not address tax considerations applicable to a stockholder that is subject to special tax rules, such as:

     o    a dealer or trader in securities;

     o    a financial institution;

     o    an insurance company;

     o a stockholder that holds our stock as a hedge, part of a straddle, conversion transaction or other arrangement involving more than one position;

     o a stockholder whose functional currency is not the United States dollar; or

     o    a tax-exempt organization or foreign taxpayer.

     The discussion below is based upon the provisions of the United States Internal Revenue Code of 1986 (the "Code") and regulations, rulings and judicial decisions interpreting the Code as of the date of this Form 10-K. Any of these authorities may be repealed, revoked or modified, perhaps with retroactive effect, so as to result in federal income tax consequences different from those discussed below.

     The discussion set out below is intended only as a summary of the material United States federal income tax consequences of our treatment as a REIT and of an investment in our stock. We urge our stockholders to consult their own tax advisors regarding the tax consequences of an investment in our stock, including the application to their particular situations of the tax considerations discussed below, as well as the application of state, local or foreign tax laws. The statements of United States tax law set out below are based on the laws in force and their interpretation as of the date of this Form 10-K, and are subject to changes occurring after that date.

General

     We elected to become subject to tax as a REIT for federal income tax purposes effective for our taxable year ending December 31, 1997. We plan to continue to meet the requirements for taxation as a REIT. There can be no assurance, however, that we will qualify as a REIT in any particular taxable year given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances. If we fail to qualify as a REIT in any particular year, we will be subject to federal income tax as a regular domestic corporation, and our stockholders will be subject to tax in the same manner as stockholders of regular domestic corporations. In that event, we may be subject to a substantial income tax liability in respect of each taxable year that we fail to qualify as a REIT, and the amount of earnings and cash available for distribution to our stockholders could be significantly reduced or eliminated. See "Failure to Qualify" below.

REIT Qualification Requirements

     The following is a brief summary of the material technical requirements imposed by the Code that we must satisfy on an ongoing basis to qualify, and remain qualified, as a REIT.

     Stock Ownership Requirements

     We must meet the following stock ownership requirements:

     (1)  our capital stock must be transferable;

     (2) our capital stock must be held by at least 100 persons during at least 335 days of a taxable year of 12 months (or during a proportionate part of a taxable year of less than 12 months); and

     (3) no more than 50% of the value of our capital stock may be owned, directly or indirectly, by five or fewer individuals at any time during the last half of the taxable year. In applying this test, the Code treats some entities as individuals.

     Tax-exempt entities, other than private foundations and certain unemployment compensation trusts, are generally not treated as individuals for these purposes. The requirements of items (2) and (3) above did not apply to the first taxable year for which we made an election to be taxed as a REIT. However, these stock ownership requirements must be satisfied in each subsequent taxable year. Our articles of incorporation impose restrictions on the transfer of our shares to help us meet the stock ownership requirements. In addition, Treasury regulations require us to demand from the record holders of designated percentages of our capital stock, annual written statements disclosing actual and constructive stock ownership. The same regulations require us to maintain permanent records showing the information we have received regarding actual and constructive stock ownership and a list of those persons failing or refusing to comply with our demand.

     Asset Requirements

     We generally must meet the following asset requirements at the close of each quarter of each taxable year:

     (a) at least 75% of the value of our total assets must be "qualified REIT real estate assets" (described below), government securities, cash and cash items;

     (b) no more than 25% of the value of our total assets may be securities other than securities in the 75% asset class (for example, government securities) ;


     (c) no more than 20 % of the value of our total assets may be securities of one or more Taxable REIT subsidiaries (described below); and

     (d) except for securities in the 75% asset class, securities in a Taxable REIT subsidiary or "qualified REIT subsidiary," and certain partnership interests and debt obligations--

          (1) no more than 5% of the value of our total assets may be securities of any one issuer,

          (2) we may not hold securities that possess more than 10% percent of the total voting power of the outstanding securities of any one issuer, and

          (3) we may not hold securities that have a value of more than 10 percent of the total value of the outstanding securities of any one issuer. (Under a special transition provision , this restriction does not apply to securities held on July 12, 1999, provided the issuer of those securities does not engage in a substantially new line of business or acquire substantial new assets after that date, and provided we do not acquire additional securities in such issuer. This special transition provision should exempt our ownership of 33% of the equity of Annaly International Mortgage Management, Inc., as operated on July 12,
               1999).

     "Qualified REIT real estate assets" means assets of the type described in section 856(c)(5)(B) of the Code, and generally include (among other assets) interests in mortgages on real property, and shares in other REITs. A "Taxable REIT subsidiary" is a corporation that may earn income that would not be qualifying income if earned directly by the REIT. A REIT may hold up to 100% of the stock in a Taxable REIT subsidiary. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a "taxable REIT Subsidiary" by jointly filing a Form 8875 with the IRS. A Taxable REIT Subsidiary will pay tax at the corporate rates on any income it earns. Moreover, the Code contains rules requiring the imposition of taxes on a REIT at the rate of 100% on certain reallocated income and expenses, to ensure contractual arrangements between a Taxable REIT Subsidiary and the parent REIT are at arm's length.

     If we fail to meet any of the asset tests as of the close of a calendar quarter due to the acquisition of securities or other assets, the Code allows us a 30-day period following the close of the calendar quarter to come into compliance with the asset tests. If we do cure a failure within the 30-day period, we will be treated as having satisfied the asset tests at the close of the calendar quarter.

     Gross Income Requirements

     We generally must meet the following gross income requirements for each taxable year:

     (a) at least 75% of our gross income must be derived from the real estate sources specified in section 856(c)(3) of the Code, including interest income and gain from the disposition of qualified REIT real estate assets, and "qualified temporary investment income" (generally, income we earn from investing new capital, provided we received that income within one year of acquiring such new capital); and

     (b) at least 95% of our gross income for each taxable year must be derived from sources of income specified in section 856(c)(2) of the Code which includes the types of gross income described just above, as well as dividends, interest, and gains from the sale of stock or other financial instruments (including interest rate swap and cap agreements, options, futures contracts, forward rate agreements or similar financial instruments entered into to hedge variable rate debt incurred to acquire qualified REIT real estate assets) not held for sale in the ordinary course of business.

     Distribution Requirements

     We generally must distribute dividends (other than capital gain dividends) to our stockholders in an amount at least equal to (1) the sum of (a) 90% of our REIT taxable income (computed without regard to the dividends paid deduction and net capital gains) and (b) 90% of the net income (after tax, if any), from foreclosure property, minus (2) the sum of certain items of non-cash income. In addition, if we were to recognize gain on disposition of any assets acquired from a "C" corporation in a transaction in which gain was not recognized, we would be required to distribute at least 90% of the gain recognized net of the tax we would pay on such gain. As to our net capital gains, rather than distribute them, we may elect to retain and pay tax on them, in which case our stockholders will include their proportionate share of the undistributed net capital gains in income and receive a credit for their share of the tax we pay.


Failure to Qualify

     If we fail to qualify as a REIT in any taxable year and the relief provisions provided in the Code do not apply, we will be subject to federal income tax, including any applicable alternative minimum tax, on our taxable income in that taxable year and all subsequent taxable years at the regular corporate income tax rates. We will not be allowed to deduct distributions to shareholders in these years, nor will the Code require us to make distributions. Further, unless entitled to the relief provisions of the Code, we also will be barred from re-electing REIT status for the four taxable years following the year in which we fail to qualify. It is not possible to state in what circumstances we would be entitled to any statutory relief.

     We intend to monitor on an ongoing basis our compliance with the REIT requirements described above. To maintain our REIT status, we will be required to limit the types of assets that we might otherwise acquire, or hold some assets at times when we might otherwise have determined that the sale or other disposition of these assets would have been more prudent.

Taxation of Annaly Mortgage Management

     In any year in which we do qualify as a REIT, we generally will not be subject to federal income tax on that portion of our REIT taxable income or capital gain that we distribute to our stockholders. We will, however, be subject to federal income tax at normal corporate income tax rates upon any undistributed taxable income or capital gain.

     Notwithstanding our qualification as a REIT, we may also be subject to tax in the following other circumstances:

     o If we fail to satisfy either the 75% or the 95% gross income test, but nonetheless maintain our qualification as a REIT because we meet other requirements, we generally will be subject to a 100% tax on the greater of the amount by which we fail either the 75% or the 95% gross income test multiplied by a fraction intended to reflect our profitability.

     o We will be subject to a tax of 100% on net income derived from any "prohibited transaction" which is, in general, a sale or other disposition of property held primarily for sale to customers in the ordinary course of business.

     o If we have (1) net income from the sale or other disposition of foreclosure property that is held primarily for sale to customers in the ordinary course of business or (2) other non-qualifying income from foreclosure property, it will be subject to federal income tax at the highest corporate income tax rate.

     o    If we fail to distribute during each calendar year at least the sum of
          (1) 85% of our REIT ordinary income for such year, (2) 95% of our REIT capital gain net income for such year and (3) any amount of undistributed ordinary income and capital gain net income from preceding taxable years, we would be subject to a 4% federal excise tax on the excess of the required distribution over the amounts actually distributed during the taxable year.

     o If we acquire any asset from a C corporation in a transaction in which the basis of the asset is determined by reference to the basis of the asset in the hands of a C corporation and we recognize gain upon a disposition of such asset occurring within 10 years of its acquisition, then we would be subject to tax to the extent of any built-in gain at the highest regular corporate rate.

     o We may also be subject to the corporate alternative minimum tax, as well as other taxes in situations not presently contemplated.

Taxation of Stockholders

     Unless a stockholder is a tax-exempt entity, distributions that we make to it, including constructive distributions, generally will be subject to tax as ordinary income to the extent of the our current and accumulated earnings and profits as determined for federal income tax purposes. If the amount we distribute to a stockholder exceeds its allocable share of current and accumulated earnings and profits, the excess will be treated as a return of capital to the extent of the stockholder's adjusted basis in its stock, which will reduce the stockholder's basis in its stock but will not be subject to tax. If the amount we distribute to a stockholder also exceeds the stockholder's adjusted basis, this excess amount will be treated as a gain from the sale or exchange of a capital asset.

Distributions our stockholders receive, whether characterized as ordinary income or as capital gain, are not eligible for the corporate dividends received deduction.

     Distributions that we designate as capital gain dividends generally will be subject to tax as long-term capital gains to our stockholders, to the extent such distributions do not exceed our actual net capital gain for the taxable year. In the event that we realize a loss for the taxable year, no stockholder will be permitted to deduct any share of that loss. Further, if we, or a portion of our assets, were to be treated as a taxable mortgage pool, any excess inclusion income that is allocated to a stockholder could not be offset by any losses or other deductions it may have. Future Treasury Department regulations may require a stockholder to take into account, for purposes of computing its individual alternative minimum tax liability, some of our tax preference items.

     Dividends that we declare during the last quarter of the calendar year and actually pay to a stockholder during January of the following taxable year generally are treated as if we had paid, and the stockholder had received, them on December 31 of the calendar year and not on the date actually paid and received. In addition, we may elect to treat other dividends distributed after the close of the taxable year as having been paid during the taxable year, so long as they meet the requirements described in the Code, but a stockholder will be treated as having received these dividends in the taxable year in which the distribution is actually made.

     If a stockholder sells or otherwise disposes of our stock, it will generally recognize a capital gain or loss in an amount equal to the difference between the amount realized and the stockholder's adjusted basis in the stock, which gain or loss will be long-term if the stock is held for more than one year. Any loss recognized on the sale or exchange of stock held for six months or less generally will be treated as a long-term capital loss to the extent of
(1) any long-term capital gain dividends the holder received with respect to the stock and (2) the holder's proportionate share of any long-term capital gains that we retain (see the discussion under the caption Distribution Requirements).

     If we fail to qualify as a REIT in any year, distributions we make to our stockholders will be taxable in the same manner discussed above, except that:

     o we will not be allowed to designate any distributions as capital gain dividends;

     o distributions will be eligible for the corporate dividends received deduction;

     o    the excess inclusion income rules will not apply to the stockholders;
          and

     o our stockholders will not receive any share of our tax preference items.

In this event, however, we could be subject to substantial federal income tax liability, and the amount of earnings and cash available for distribution to our stockholders could be significantly reduced or eliminated.

Information Reporting and Backup Withholding

     For each calendar year, we will report to our domestic stockholders and to the IRS the amount of distributions that we pay, and the amount of tax (if any) that we withhold on these distributions. Under the backup withholding rules, a stockholder may be subject to backup withholding tax at a rate of 31% with respect to distributions paid unless:

     o the stockholder is a corporation or comes within another exempt category and demonstrates this fact when required; or

     o the stockholder provides a taxpayer identification number, certifies as to no loss of exemption from backup withholding tax and otherwise complies with the applicable requirements of the backup withholding tax rules.

     If a stockholder does not provide us with your correct taxpayer identification number, then it may also be subject to penalties imposed by the IRS.

     Backup withholding tax is not an additional tax. Any amounts withheld under the backup withholding tax rules will be refunded or credited against the stockholder's United States federal income tax liability, provided the stockholder furnishes the required information to the IRS.

Taxation of Tax-Exempt Entities

The discussion under this heading only applies to tax-exempt stockholders.

     Subject to the discussion below regarding a pension-held REIT, distributions received from us or gain realized on the sale of our stock will not be taxable as unrelated business taxable income (UBTI), provided that:

     o the tax-exempt stockholder has not incurred indebtedness to purchase or hold our stock;

     o the tax-exempt stockholder does not otherwise use our stock in an unrelated trade or business; and

     o we, consistent with our present intent, do not hold a residual interest in a REMIC that gives rise to excess inclusion income as defined under section 860E of the Code.

     If we were to be treated as a taxable mortgage pool, however, a substantial portion of the dividends a tax-exempt stockholder receives may be subject to tax as UBTI.

     In addition, a substantial portion of the dividends a tax-exempt stockholder receives may constitute UBTI if we are treated as a pension-held REIT and the tax-exempt stockholder is a qualified pension trust that holds more than 10% by value of our interests at any time during a taxable year. For these purposes, a qualified pension trust is any pension or other retirement trust that qualifies under section 401(a) of the Code. We would be treated as a pension-held REIT if (1) we would not have qualified as a REIT but for the provisions of the Code which look through qualified pension trust stockholders to the qualified pension trusts beneficiaries in determining stock ownership of a REIT and (2) at least one qualified pension trust holds more than 25% of our stock by value or one or more qualified pension trusts (each owning more than 10% of our stock by value) hold in the aggregate more than 50% of our stock by value. Assuming compliance with the ownership limit provisions set forth in our articles of incorporation, it is unlikely that pension plans will accumulate sufficient stock to cause us to be treated as a pension-held REIT.

     If a stockholder qualifies for exemption under sections 501(c)(7), (c)(9),
(c)(17), and (c)(20) of the Code, then distributions received by such stockholder may also constitute UBTI. We urge such stockholders to consult their tax advisors concerning the applicable set aside and reserve requirements.

United States Federal Income Tax Considerations Applicable to Foreign Holders

     The discussion under this heading applies only to our stockholders that are not U.S. persons (hereafter, "foreign stockholder"). A U.S. person is a person who is:

     o    a citizen or resident of the United States;

     o a corporation, partnership, or other entity created or organized in the United States or under the laws of the United States or of any political subdivision thereof;

     o an estate whose income is includible in gross income for United States Federal income tax purposes regardless of its source; or

     o a trust, if (1) a court within the United States is able to exercise primary supervision over the administration of the trust and one or more U.S. persons have authority to control all substantial decisions of the trust, or (2) the trust was in existence on August 26, 1996, was treated as a domestic trust prior to such date, and has made an election to continue to be treated as a U.S. person;

     This discussion is only a brief summary of the United States federal tax consequences that apply to a foreign stockholder, which are highly complex, and does not consider any specific facts or circumstances that may apply to a foreign stockholder and its particular situation. We urge foreign stockholders to consult their tax advisors regarding the United States federal tax consequences of acquiring, holding and disposing of our stock, as well as any tax consequences that may arise under the laws of any foreign, state, local or other taxing jurisdiction.

     Distributions

     Except for distributions attributable to gain from the dispositions of real property interests or designated as capital gains dividends, distributions a foreign stockholder receives from us generally will be subject, to the extent of our earnings and profits, to withholding of United States federal income tax at the rate of 30%, unless reduced or eliminated by an applicable tax treaty or unless the distributions are treated as effectively connected with a United States trade or business. If a foreign stockholder wishes to claim the benefits of an applicable tax treaty, it may need to satisfy certification and other requirements, such as providing Form W-8BEN. If a foreign stockholder wishes to claim distributions are effectively connected with a United States trade or business, it may need to satisfy certification and other requirements such as providing Form W-8ECI.

     Distributions a foreign stockholder receives that are in excess of our earnings and profits will be treated as a tax-free return of capital to the extent of the foreign stockholder's adjusted basis in its stock. If the amount of the distribution also exceeds such adjusted basis, this excess amount will be treated as gain from the sale or exchange of our stock as described below. If we cannot determine at the time we make a distribution whether the distribution will exceed our earnings and profits, the distribution will be subject to withholding at the same rate as dividends. These withheld amounts, however, will be refundable or creditable against the foreign stockholder's United States federal tax liability if it is subsequently determined that the distribution was, in fact, in excess of our earnings and profits. If a foreign stockholder receives a dividend that is treated as being effectively connected with its conduct of a trade or business within the United States, the dividend will be subject to the United States federal income tax on net income that applies to United States persons generally and may be subject to the branch profits tax if the foreign stockholder is a corporation.

     Distributions that we make to foreign stockholders and designate as capital gains dividends, other than those attributable to the disposition of a United States real property interest, generally will not be subject to United States federal income taxation, unless:

     o the foreign stockholder's investment in our stock is effectively connected with the conduct of a trade or business within the United States; or

     o the foreign stockholder is a nonresident alien individual who is present in the United States for 183 days or more in the taxable year and other requirements are met.

     Distributions that are attributable to a disposition of United States real property interests are subject to income and withholding taxes pursuant to the Foreign Investment in Real Property Act of 1980 (FIRPTA), and may also be subject to branch profits tax if a foreign stockholder is a corporation that is not entitled to treaty relief or exemption. However, because we do not expect to hold assets that would be treated as United States real property interests as defined by FIRPTA, the FIRPTA provisions should not apply to investment in our stock.

     Gain on Disposition

     A foreign stockholder generally will not be subject to United States federal income tax on gain recognized on a sale or other disposition of our stock unless:

     o the gain is effectively connected with your conduct of a trade or business within the United States;

     o the foreign stockholder is a nonresident alien individual who holds our stock as a capital asset and is present in the United States for 183 or more days in the taxable year and other requirements are met; or

     o the foreign stockholder is subject to tax under the FIRPTA rules discussed below.

     Gain that is effectively connected with the conduct of a trade or business within the United States will be subject to the United States federal income tax on net income that applies to United States persons generally and may be subject to the branch profits tax if a foreign stockholder is a corporation. However, these effectively-connected gains will not be subject to withholding. We urge our foreign stockholders to consult applicable treaties, which may provide for different rules.

     Under FIRPTA, a foreign stockholder may be subject to tax on gain recognized from a sale or other disposition of our stock if we were to both (1) hold United States real property interests and (2) fail to qualify as a domestically-controlled REIT. A REIT qualifies as domestically-controlled as long as less than 50% in value of its shares of beneficial interest are held by foreign persons at all times during the shorter of (1) the previous five years and (2) the period in which the REIT is in existence. As mentioned above, we do not expect to hold any United States real property interests. Furthermore, we will likely qualify as a domestically-controlled REIT, although no assurances can be provided because our shares are publicly-traded.

State and Local Taxes

     We and our stockholders may be subject to state or local taxation in various jurisdictions, including those in which we or they transact business or reside. The state and local tax treatment that applies to us and our stockholders may not conform to the federal income tax consequences discussed above. Consequently, we urge our stockholders to consult their own tax advisors regarding the effect of state and local tax laws.


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


                                  RISK FACTORS

     An investment in our stock involves a number of risks. Before making an investment decision, you should carefully consider all of the risks described in this Form 10-K. If any of the risks discussed in this Form 10-K actually occur, our business, financial condition and results of operations could be materially adversely affected. If this were to occur, the trading price of our common stock could decline significantly and you may lose all or part of your investment.

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

     These indices generally reflect short-term interest rates. On December 31, 2000, approximately 74% of our mortgage-backed securities were adjustable-rate securities.

     The interest rates on our borrowings similarly vary with changes in an objective index. However, the interest rates on our borrowings generally adjust more frequently than the interest rates on our mortgage-backed securities. For example, on December 31, 2000, our adjustable-rate securities had a weighted average term to next rate adjustment of 15 months, while our borrowings had a weighted average term to next rate adjustment of 29 days. Accordingly, in a period of rising interest rates, we could experience a decrease in net income or a net loss because the interest rates on our borrowings adjust faster than the interest rates on our mortgage-backed securities.

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

     Because we acquire fixed rate securities, an increase in interest rates may adversely affect our profitability

     While the majority of our investments consist of adjustable-rate securities, we also invest in fixed-rate mortgage-backed securities. In a period of rising interest rates, our interest payments would increase while the interest we earn on our fixed rate securities would not change. This would adversely affect our profitability. On December 31, 2000, approximately 26% of our mortgage-backed securities were fixed rate securities.

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

     We often purchase mortgage-backed securities that have a higher interest rate than the market interest rate at the time. In exchange for this higher interest rate, we must pay a premium over market value to acquire the security. In accordance with accounting rules, we amortize this premium over the term of the mortgage-backed security using the effective yield method. If the mortgage-backed security is prepaid in whole or in part prior to its expected maturity date, however, we must expense the premium that is being prepaid at the time of the prepayment. This adversely affects our profitability. On December 31, 2000, approximately 87% of the mortgage-backed securities we owned had been acquired at a premium.

     Prepayment rates generally increase when interest rates fall and decrease when interest rates rise, but changes in prepayment rates are difficult to predict. Prepayment rates also may be affected by conditions in the housing and financial markets, general economic conditions and the relative interest rates on fixed-rate and adjustable-rate mortgage loans.

     We may seek to reduce prepayment risk by acquiring mortgage-backed securities at a discount. If a discounted security is prepaid in whole or in part prior to its expected maturity date, we will earn income on the amount of the discount that is being prepaid. This will improve our profitability if there are faster than expected prepayments. On December 31, 2000, approximately 13% of the mortgage-backed securities we owned had been acquired at a discount.

     We can also acquire mortgage-backed securities that are less affected by prepayments. For example, we can acquire collateralized mortgage obligations or CMOs, a type of mortgage-backed security. CMOs divide a pool of mortgage loans into multiple tranches that allow for shifting of prepayment risks from slower-paying tranches to faster-paying tranches. This is in contrast to pass-through or pay-through mortgage-backed securities, where all investors share equally in all payments, including all prepayments. As discussed below, the Investment Company Act imposes restrictions on our purchase of CMOs. On December 31, 2000, approximately 24% of our mortgage-backed securities were CMOs and approximately 76% of our mortgage-backed securities were pass-through or pay-through securities.

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

     Some of our officers and employees have potential conflicts of interest

     Some of our officers and employees have potential conflicts of interest with us. The material potential conflicts are as follows:

     Our officers and employees manage assets for other clients

     Messrs. Farrell and Guba, Ms. St. Claire and other officers and employees are actively involved in managing mortgage-backed securities and other fixed income assets for institutional clients through Fixed Income Discount Advisory Company. FIDAC is a registered investment adviser which on December 31, 2000 managed, assisted in managing or supervised approximately $1.2 billion in gross assets for a wide array of clients. Of that amount, FIDAC managed approximately $850 million of those gross assets on a discretionary basis. The U.S. Dollar Floating Rate Fund is a fund managed by FIDAC. Mr. Farrell is a Director of the Floating Rate Fund. These officers will continue to perform services for FIDAC, the institutional clients and the Floating Rate Fund. Mr. Farrell is also the sole shareholder of FIDAC.

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

     Some or our directors and officers have ownership interests in our affiliates that create potential conflicts of interest

     Mr. Farrell, our Chairman and Chief Executive Officer, and other directors and officers of Annaly, have direct and indirect ownership interests in our affiliates that create potential conflicts of interest.

     During 1998, we made an initial investment of $49,980 in Annaly International Mortgage Management, Inc. Annaly International explores business opportunities overseas, including the origination of mortgages. Annaly International has not commenced operations beyond this exploratory state. We own 33% of the equity of Annaly International in the form of non-voting securities. The remaining equity of Annaly International is owned by FIDAC, Michael A.J. Farrell, our Chairman and Chief Executive Officer, Timothy J. Guba, our President and Chief Operating Officer, Wellington J. St. Claire, our Vice Chairman and Portfolio Manager, Kathryn F. Fagan, our Chief Financial Officer, John S. Grace, one of our directors, and other persons. Mr. Farrell, our Chairman and Chief Executive Officer, is the sole shareholder of FIDAC.

     During 1998, Annaly International made an initial investment of $20,400 in Annaly.com, Inc. Annaly.com explores opportunities to acquire or originate mortgages in the United States. Annaly.com has established a Web site at http://www.annaly.com but has not commenced the acquisition or origination of mortgages. Annaly International owns 51% of the equity of Annaly.com. The remaining equity of Annaly.com is owned by FIDAC.

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

     Loss of Investment Company Act exemption would adversely affect us

     We intend to conduct our business so as not to become regulated as an investment company under the Investment Company Act. If we fail to qualify for this exemption, our ability to use leverage would be substantially reduced and we would be unable to conduct our business as described in this Form 10-K.

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

     Maryland Business Combination Statute

     The Maryland General Corporation Law establishes special requirements for "business combinations" between a Maryland corporation and "interested stockholders" unless exemptions are applicable. An interested stockholder is any person who beneficially owns 10% or more of the voting power of our then-outstanding voting stock. Among other things, the law prohibits for a period of five years a merger and other similar transactions between our company and an interested stockholder unless the board of directors approved the transaction prior to the party becoming an interested stockholder. The five-year period runs from the most recent date on which the interested stockholder became an interested stockholder. The law also requires a supermajority stockholder vote for such transactions after the end of the five-year period. This means that the transaction must be approved by at least:

     o 80% of the votes entitled to be cast by holders of outstanding voting shares; and

     o 66% of the votes entitled to be cast by holders of outstanding voting shares other than shares held by the interested stockholder with whom the business combination is to be effected.

     As permitted under Maryland General Corporation Law, we have elected not to be governed by the business combination statute by opting out of this statute in our articles of incorporation. If, however, we amend our articles of incorporation to opt back in to this statute, the business combination statute could have the effect of discouraging offers to acquire us and of increasing the difficulty of consummating any such offers, even if our acquisition would be in our stockholders' best interests.

     Maryland Control Share Acquisition Statute

     Maryland law provides that "control shares" of a Maryland corporation acquired in a "control share acquisition" have no voting rights except to the extent approved by a stockholder vote. Two-thirds of the shares eligible to vote must vote in favor of granting the "control shares" voting rights. "Control shares" are shares of stock that, taken together with all other shares of stock the acquirer previously acquired, would entitle the acquirer to exercise at least 10% of the voting power in electing directors. Control shares do not include shares of stock the acquiring person is entitled to vote as a result of having previously obtained stockholder approval. A "control share acquisition" means the acquisition of control shares, subject to certain exceptions.

     If a person who has made (or proposes to make) a control share acquisition satisfies certain conditions (including agreeing to pay expenses), he may compel our board of directors to call a special meeting of stockholders to be held within 50 days to consider the voting rights of the shares. If such a person makes no request for a meeting, we have the option to present the question at any stockholders' meeting.

     If voting rights are not approved at a meeting of stockholders then we may redeem any or all of the control shares (except those for which voting rights have previously been approved) for fair value. We will determine the fair value of the shares, without regard to voting rights, as of the date of either:

     o    the last control share acquisition, or

     o any meeting where stockholders considered and did not approve voting rights of the control shares.

     If voting rights for control shares are approved at a stockholders' meeting and the acquirer becomes entitled to vote a majority of the shares of stock entitled to vote, all other stockholders may exercise appraisal rights. This means that you would be able to force us to redeem your stock for fair value. Under Maryland law, the fair value may not be less than the highest price per share paid in the control share acquisition. Furthermore, certain limitations otherwise applicable to the exercise of dissenters' rights would not apply in the context of a control share acquisition. The control share acquisition statute would not apply to shares acquired in a merger, consolidation or share exchange if we were a party to the transaction. The control share acquisition statute could have the effect of discouraging offers to acquire us and of increasing the difficulty of consummating any such offers, even if our acquisition would be in our stockholders' best interests.

ITEM 2. PROPERTIES

     Our executive and administrative office is located at 12 East 41st Street, Suite 700, New York, New York 10017, telephone 212-696-0100. This office is leased under a lease expiring December 2007.

ITEM 3. LEGAL PROCEEDINGS

     At December 31, 2000, there were no pending legal proceedings to which we were a party, or to which any of our property was subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We did not submit any matters to a vote of the Company's stockholders during the fourth quarter of 2000.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock began trading publicly on October 8, 1997 and is traded on the New York Stock Exchange under the trading symbol "NLY". As of March 20, 2001, we had 25,696,459 shares of common stock issued and outstanding which were held by 6,841 holders of record.

     The following table sets forth, for the periods indicated, the high, low, and closing sales prices per share of common stock as reported on the New York Stock Exchange composite tape and the cash dividends declared per share of our common stock.
                                                            Stock Prices

                                                    High        Low        Close

First Quarter ended March 31, 2000                 $ 9.25      $ 7.19     $ 8.88
Second Quarter ended June 30, 2000                 $ 9.38      $ 8.19     $ 8.88
Third Quarter ended September 30, 2000             $ 9.50      $ 8.06     $ 9.13
Fourth Quarter ended December 31, 2000             $ 9.50      $ 7.88     $ 9.06


First Quarter ended March 31, 1999                 $10.25      $ 7.94     $10.25
Second Quarter ended June 30, 1999                 $11.38      $ 9.31     $11.25
Third Quarter ended September 30, 1999             $11.50      $ 9.19     $ 9.31
Fourth Quarter ended December 31, 1999             $ 9.44      $ 8.06     $ 8.75


                                                       Cash Dividends
                                                     Declared Per Share


First Quarter ended March 31, 2000                          $0.35
Second Quarter ended June 30, 2000                          $0.30
Third Quarter ended September 30, 2000                      $0.25
Fourth Quarter ended December 31, 2000                      $0.25

First Quarter ended March 31, 1999                          $0.33
Second Quarter ended June 30, 1999                          $0.35
Third Quarter ended September 30, 1999                      $0.35
Fourth Quarter ended December 31, 1999                      $0.35


     We intend to pay quarterly dividends and to make distributions to our stockholders in amounts that all or substantially all of our taxable income in each year (subject to certain adjustments) is distributed. This will enable us to qualify for the tax benefits accorded to a REIT under the Code. We have not established a minimum dividend payment level and our ability to pay dividends may be adversely affected for the reasons described under the caption "Risk Factors." All distributions will be made at the discretion of our Board and will depend on our earnings, our financial condition , maintenance of our REIT status and such other factors as our Board of Directors may deem relevant from time to time.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data are derived from our audited financial statements for the years ended December 31, 2000, 1999 and 1998, and the period ended December 31, 1997. The selected financial data should be read in conjunction with the more detailed information contained in the Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

                             SELECTED FINANCIAL DATA
                (dollars in thousands, except for per share data)

                                                                                                  February 18,
                                                                                                      1997
                                                                                                (commencement of
                                                 For the Year   For the Year    For the Year      operations)
                                                     Ended         Ended            Ended       through December
                                                  December 31,  December 31,    December 31,      31, 1997 (1)
                                                     2000           1999            1998
                                                ----------------------------------------------------------------

  Statement of Operations Data:
       Days in period                                   365            365             365              317
       Interest income                             $109,750        $89,812         $89,986          $24,713
       Interest expense                              92,902         69,846          75,735           19,677
                                                ----------------------------------------------------------------
       Net interest income                          $16,848        $19,966         $14,251          $ 5,036
       Gain on sale of mortgage-backed                2,025            454           3,344              735
         securities
       General and administrative expenses
              (G&A expense)                           2,286          2,281           2,106              852
                                                ----------------------------------------------------------------
       Net income                                   $16,587        $18,139         $15,489           $4,919
                                                ================================================================
       Basic net income per average share             $1.18          $1.41           $1.22            $0.83
       Diluted net income per average share           $1.15          $1.35           $1.19            $0.80
       Dividends declared per average share           $1.15          $1.38           $1.21            $0.79

  Balance Sheet Data:                           December 31,  December 31,    December 31,   December 31,
                                                   2000          1999            1998           1997
                                             ------------------------------------------------------------

     Mortgage-Backed Securities, net          $ 1,978,219    $ 1,437,793    $ 1,520,289    $ 1,161,779
     Total assets                               2,035,029      1,491,322      1,527,352      1,167,740
     Repurchase agreements                      1,628,359      1,338,296      1,280,510        918,869
     Total liabilities                          1,899,386      1,388,050      1,401,481      1,032,654
     Stockholders' equity                         135,642        103,272        125,871        135,086
     Number of common shares outstanding       14,522,978     13,581,316     12,648,424     12,713,900

Other Data:
     Average total assets                     $ 1,652,459    $ 1,473,765    $ 1,499,875    $   476,855
     Average earning assets                     1,564,491      1,461,254      1,461,791        448,306
     Average borrowings                         1,449,999      1,350,230      1,360,040        404,140
     Average equity                               117,727        117,685        131,265         61,096
     Yield on interest earning assets                7.02%          6.15%          6.16%          6.34%
     Cost of funds on interest bearing               6.41%          5.17%          5.57%          5.61%
       liabilities
     Interest rate spread                            0.61%          0.98%          0.59%          0.73%

Annualized Financial Ratios:
     Net interest margin (net interest
      Income/average total assets)                   1.02%          1.35%          0.95%          1.22%
     G&A expense as a percentage of average
           assets                                    0.14%          0.15%          0.14%          0.21%
     G&A expense as a percentage of average
          equity                                     1.94%          1.94%          1.60%          1.61%
     Return on average assets                        1.00%          1.23%          1.03%          1.19%
     Return on average equity                       14.09%         15.41%         11.80%          9.27%

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

Results of Operations

     Net Income Summary

     For the year ended December 31, 2000, our GAAP net income was $16.6 million, or $1.18 basic earnings per average share, as compared to $18.1 million, or $1.41 basic earnings per average share for the year ended December 31, 1999. For the year ended December 31, 1998, our GAAP net income was $15.5 million, or $1.22 basic earnings per average share. We compute our GAAP net income per share by dividing net income by the weighted average number of shares of outstanding common stock during the period, which was 14,089,436 for the year ended December 31, 2000, 12,889,510 for the year ended December 31, 1999, and 12,709,116 for the year ended December 31, 1998. Dividends per weighted average number of shares outstanding for the year ended December 31, 2000 was $1.15 per share, or $16.3 million in total. Dividends per weighted average number of shares outstanding for the year ended December 31, 1999 was $1.38 per share, or $18.0 million in total. Dividends per weighted average number of shares outstanding for the year ended December 31, 1998 was $1.22 per share, or $15.4 million in total. Our return on average equity was 14.09% for the year ended December 31, 2000, 15.41% for the year ended December 31, 1999, and 11.80% year ended December 31, 1998. The table below presents the net income summary for the years ended December 31, 2000, 1999, 1998, the period ended December 31, 1997.

                               Net Income Summary

                                                       Year Ended       Year Ended      Year Ended       Year Ended
                                                      December 31,     December 31,    December 31,     December 31,
                                                          2000             1999            1998             1997
                                                      ------------     -------------  --------------  --------------
                                                             (dollars in thousands, except for per share data)

Interest Income                                         $109,750           $89,812           $89,986          $24,713
Interest Expense                                          92,902            69,846            75,735           19,677
                                                      ---------------------------------------------------------------
Net Interest Income                                      $16,802           $19,966           $14,251           $5,036
Gain on Sale of Mortgage-Backed Securities                 2,025               454             3,344              735
General and Administrative Expenses                        2,286             2,281             2,106              852
                                                      ---------------------------------------------------------------
Net Income                                               $16,587           $18,139           $15,489           $4,919
                                                      ===============================================================

Average Number of Basic Shares Outstanding            14,089,436        12,889,510        12,709,116        5,952,126
Average Number of Diluted Shares Outstanding          14,377,459        13,454,007        13,020,648        6,300,623

Basic Net Income Per Share                                 $1.18             $1.41             $1.22            $0.83
Diluted Net Income Per Share                               $1.15             $1.35             $1.19            $0.80

Average Total Assets                                  $1,652,459        $1,473,765        $1,499,875         $476,855
Average Equity                                           117,727           117,685           131,265           61,096

Annualized Return on Average Assets                         1.00%             1.23%             1.03%            1.19%
Annualized Return on Average Equity                        14.09%            15.41%            11.80%            9.27%

     Taxable Income and GAAP Income

     For the years ended December 31, 2000, 1999, and 1998 our income as calculated for tax purposes (taxable income) differed from income as calculated according to GAAP (GAAP income). Our taxable income for the year ended December 31, 2000 was approximately $15.7 million, or $1.11 per share, as compared to taxable income of $18.4 million, or $1.43 per share, for the year ended December 31, 1999. The differences were in the calculations of premium and discount amortization, gains on sale of mortgage-backed securities, and general and administrative expenses.

     The distinction between taxable income and GAAP income is important to our stockholders because dividends are declared on the basis of taxable income. While we do not pay taxes so long as we satisfy the requirements for exemption from taxation pursuant to the REIT provisions of the Internal Revenue Code, each year we complete a corporate tax form on which taxable income is calculated as if we were to be taxed. This taxable income level determines the amount of dividends we can pay out over time. The table below presents the major differences between our GAAP and taxable income for the years ended December 31, 2000, 1999, and 1998, the period ended December 31, 1997, and the four quarters in 2000.

                                 Taxable Income

                                            Taxable General      Taxable        Taxable Gain
                                                    &           Mortgage         on Sale of
                                 GAAP Net    Administrative   Amortization       Securities       Taxable Net
                                  Income      Differences      Differences       Differences         Income
                                ---------   ---------------   ------------      ------------      -----------
                                                          (dollars in thousands)
For the Year Ended
  December 31, 2000             $16,587            $8            ($503)            ($392)            $15,700
For the Year Ended
  December 31, 1999             $18,139            $9             $814             ($525)            $18,437
For the Year Ended
  December 31, 1998             $15,489            $6             $959               $23             $16,477
For the Period Ended
 December 31, 1997               $4,919            $3             ($92)              $54              $4,884

-------------------------------------------------------------------------------------------------------------
For the Quarter Ended
  December 31, 2000              $4,094             -             $116              ($32)             $4,178
For the Quarter Ended
  September 30, 2000             $3,806            $6            ($154)            ($283)             $3,373
For the Quarter Ended
   June 30, 2000                 $3,839            $1            ($195)             ($79)             $3,594
For the Quarter Ended
  March 31, 2000                 $4,848            $1            ($324)               $2              $4,555

     Interest Income and Average Earning Asset Yield

     We had average earning assets of $1.6 billion for the year ended December 31, 2000. We had average earning assets of $1.5 billion for both years ended December 31, 1999 and 1998. Our primary source of income for the years ended December 31, 2000, 1999, and 1998 was interest income. A portion of our income was generated by gains on the sales of our mortgage-backed securities. Our interest income was $109.8 million for the year ended December 31, 2000, $89.8 million for the year ended December 31, 1999, and $90.0 million for the year ended December 31, 1998. Our yield on average earning assets was 7.02%, 6.15%, and 6.16% for the same respective periods. Our yield on average earning assets increased by 0.87% and our average earning asset balance increased by $11.0 million for the year ended December 31, 2000 as compared to the year ended December 31, 1999. Interest income increased to $19.9 million for the year ended December 31, 2000 over prior year, due to the increase in average earning asset balance and yield. Our average earning asset balance decreased by $756,000 for the year ended December 31, 1999 as compared to the year ended December 31, 1998. Interest income decreased by $174,000 for the year ended December 31, 1999 over prior year, due to the slight decline in the average earning asset balance and yield. The table below shows our average balance of cash equivalents and mortgage-backed securities, the yields we earned on each type of earning assets, our yield on average earning assets and our interest income for the years ended December 31, 2000, 1999 and 1998, and the period ended December 31, 1997, and the four quarters in 2000.

                           Average Earning Asset Yield

                                                                                             Yield on
                                                     Average                     Yield on    Average        Yield on
                                          Average    Mortgage-   Average         Average     Mortgage-       Average
                                           Cash      Backed      Earning          Cash         Backed        Earning    Interest
                                        Equivalents  Securities   Assets        Equivalents  Securities       Assets     Income
                                        ----------- ----------- ---------       -----------  ----------      --------  ----------
                                                                         (dollars in thousands)
For the Year Ended December 31, 2000        $263   $1,564,228   $1,564,491         4.18%         7.02%         7.02%     $109,750
For the Year Ended December 31, 1999        $221   $1,461,033   $1,461,254         4.10%         6.15%         6.15%      $89,812
For the Year Ended December 31, 1998          $2   $1,461,789   $1,461,791         4.32%         6.16%         6.16%      $89,986
For the Period Ended December 31, 1997       $30     $448,276     $448,306         4.20%         6.34%         6.34%      $24,713

---------------------------------------------------------------------------------------------------------------------------------
For the Quarter Ended December 31, 2000     $394   $1,741,985   $1,742,379         5.08%         7.16%         7.15%      $31,160
For the Quarter Ended September 30, 2000    $188   $1,590,497   $1,590,685         5.43%         7.10%         7.10%      $28,239
For the Quarter Ended June 30, 2000         $243   $1,476,283   $1,476,526         3.29%         6.97%         6.97%      $25,734
For  the Quarter Ended March 31, 2000       $226   $1,448,148   $1,448,374         1.79%         6.80%         6.80%      $24,617


     The constant prepayment rate (or CPR) on our mortgage-backed securities for the year ended December 31, 2000 was 11%, for the year ended December 31, 1999 was 18%, and for the year ended December 31, 1998 was 23%. CPR is an assumed rate of prepayment for our mortgage-backed securities, expressed as an annual rate of prepayment relative to the outstanding principal balance of our mortgage-backed securities. CPR does not purport to be either a historical description of the prepayment experience of our mortgage-backed securities or a prediction of the anticipated rate of prepayment of our mortgage-backed securities.

     Principal prepayments had a negative effect on our earning asset yield for the years ended December 31, 2000, 1999 and 1998 because we adjust our rates of premium amortization and discount accretion monthly based upon the effective yield method, which takes into consideration changes in prepayment speeds.

     Interest Expense and the Cost of Funds

     We anticipate that our largest expense will be the cost of borrowed funds. We had average borrowed funds of $1.4 billion for the years ended December 31, 2000, 1999 and 1998. Interest expense totaled of $92.9 million, $69.8 million and $75.7 million for the years ended December 31, 2000, 1999 and 1998. Our average cost of funds was 6.41% for the year ended December 31, 2000, 5.17% for the year ended December 31, 1999 and 5.57% for the year ended December 31, 1998. The cost of funds rate increased by 1.24% and the average borrowed funds increased by $99.8 million for the year ended December 31, 2000 when compared to the year ended December 31, 1999; consequently, interest expense increased by 33%. Our average cost of funds was 5.17% for the year ended December 31, 1999 and 5.57% for the year ended December 31, 1998. The cost of funds rate declined 0.40% and the average borrowed funds declined by $9.8 million for the year ended December 31, 1999 when compared to the year ended December 31, 1998; consequently, interest expense decreased by 8%.

     With our current asset/liability management strategy, changes in our cost of funds are expected to be closely correlated with changes in short-term LIBOR, although we may choose to extend the maturity of our liabilities at any time. Our average cost of funds was equal to average one-month LIBOR for the year ended December 31, 2000, 0.08% below average one-month LIBOR for the year ended December 31, 1999 and equal to average one-month LIBOR for the year ended December 31, 1998. We generally have structured our borrowings to adjust with one-month LIBOR because we believe that one-month LIBOR may continue to be lower than six-month LIBOR in the present interest rate environment. During the year ended December 31, 2000, average one-month LIBOR, which was 6.41%, was 0.25% lower than average six-month LIBOR, which was 6.66%. During the year ended December 31, 1999, average one-month LIBOR, which was 5.25%, was 0.28% lower than average six-month LIBOR, which was 5.53%. During the year ended December 31, 1998, average one-month LIBOR, which was 5.57%, was 0.03% higher than average six-month LIBOR, which was 5.54%. The table below shows our average borrowed funds and average cost of funds as compared to average one-month and average six-month LIBOR for the years ended December 31, 2000, 1999 and 1998, the period ended December 31, 1997 and the four quarters in 2000.

                              Average Cost of Funds

                                                                                           Average
                                                                                          One-Month  Average Cost  Average Cost
                                                                                            LIBOR      of Funds      of Funds
                                                                                         Relative to  Relative to  Relative to
                              Average                      Average    Average    Average   Average      Average      Average
                             Borrowed       Interest       Cost of   One-Month  Six-Month  Six-Month   One-Month    Six-Month
                               Funds        Expense         Funds      LIBOR      LIBOR     LIBOR        LIBOR        LIBOR
                            ------------   ----------     ---------  ---------  --------- ---------- -----------  ------------
                                                                   (dollars in thousands)
For the Year Ended
  December 31, 2000          $1,449,999      $92,902        6.41%      6.41%      6.66%     (0.25%)      --         (0.25%)
For the Year Ended
  December 31, 1999          $1,350,230      $69,846        5.17%      5.25%      5.53%     (0.28%)     (0.08%)     (0.36%)
For the Year Ended
  December 31, 1998          $1,360,040      $75,735        5.57%      5.57%      5.54%      0.03%       --          0.03%
For the Period Ended
  December 31, 1997            $404,140      $19,677        5.61%      5.67%      5.87%     (0.20%)     (0.06%)     (0.26%)

-------------------------------------------------------------------------------------------------------------------------------
For the Quarter Ended
  December 31, 2000          $1,632,564      $27,376        6.71%      6.65%      6.62%      0.03%       0.06%       0.09%
For the Quarter Ended
  September 30, 2000         $1,477,112      $24,779        6.71%      6.62%      6.84%     (0.22%)      0.09%      (0.13%)
For the Quarter Ended
  June 30, 2000              $1,360,419      $21,453        6.30%      6.46%      6.84%     (0.38%)     (0.16%)     (0.54%)
For the Quarter Ended
  March 31, 2000             $1,329,900      $19,293        5.80%      5.92%      6.32%     (0.40%)     (0.12%)     (0.52%)

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


     Net Interest Income


     Our net interest income, which equals interest income less interest expense, totaled $16.8 million for the year ended December 31, 2000, $20.0 million for the year ended December 31, 1999, and $14.3 million for the year ended December 31, 1998. Our net interest income decreased for the year ended December 31, 2000 because of higher funding costs for the year. The substantial increase in interest expense for the year ended December 31, 2000 was only partially offset by the increase in interest income. Our net interest income increased because of lower funding costs for the year for the year ended December 31, 1999, when compared to the year ended December 31, 1998. Our net interest spread, which equals the yield on our average assets for the period less the average cost of funds for the period, was 0.61% for the year ended December 31, 2000 as compared to 0.98% for the year ended December 31, 1999. This 0.37% decrease in spread income is reflected in the $3.2 million decrease in net interest income. Our net interest spread was 0.98% for the year ended December 31, 1999 as compared to 0.59% for the year ended December 31, 1998. This 0.39% increase in spread income is reflected in the $5.7 million increase in net interest income. Net interest margin, which equals net interest income divided by average interest earning assets, was 1.02% for the year ended December 31, 2000, 1.35% for the year ended December 31, 1999, and 0.95% for the year ended December 31, 1998. The principal reason that net interest margin exceeded net interest spread is that average interest earning assets exceeded average interest bearing liabilities. A portion of our assets is funded with equity rather than borrowings. We did not have any interest rate agreement expenses to date.

     The table below shows our interest income by earning asset type, average earning assets by type, total interest income, interest expense, average repurchase agreements, average cost of funds, and net interest income for the years ended December 31, 2000, 1999 and 1998, the period ended December 31, 1997, and the four quarters in 2000.

                            GAAP Net Interest Income


                          Average       Interest                         Yield on    Average
                         Mortgage-     Income on                          Average    Balance
                          Backed        Mortgage    Average      Total   Interest       of                     Average      Net
                         Securities     Backed       Cash      Interest  Earning    Repurchase    Interest     Cost of   Interest
                           Held       Securities  Equivalents   Income    Assets     Agreements    Expense      Funds     Income
                         ----------   ----------  -----------  --------  --------   -----------   --------     -------   --------
                                                               (dollars in the thousands)

For the Year Ended
  December 31, 2000      $1,564,228     $109,739     $263     $109,750      7.02%   $1,449,999     $92,902     6.41%    $16,848
For the Year Ended
  December 31, 1999      $1,461,033      $89,801     $221      $89,812      6.15%   $1,350,230     $69,846     5.17%    $19,966
For the Year Ended
  December 31, 1998      $1,461,789      $89,986       $2      $89,986      6.16%   $1,360,040     $75,735     5.57%    $14,251
For the Period Ended
  December 31, 1997        $448,276      $24,682      $31      $24,713      6.34%     $404,140     $19,677     5.61%     $5,036
For the Quarter Ended
  December 31, 2000      $1,741,985      $31,154     $394      $31,160      7.15%   $1,632,564     $27,377     6.71%     $3,783
For the Quarter Ended
  September 30, 2000     $1,590,497      $28,237     $188      $28,239      7.10%   $1,447,112     $24,779     6.71%     $3,460
For the Quarter Ended
  June 30, 2000          $1,476,283      $25,732     $243      $25,734      6.97%   $1,360,419     $21,453     6.30%     $4,282
For the Quarter Ended
  March 31, 2000         $1,448,148      $24,616     $226      $24,617      6.80%   $1,329,900     $19,293     5.80%     $5,323

     Gains and Losses on Sales of Mortgage-Backed Securities

     For the year ended December 31, 2000, we sold mortgage-backed securities with an aggregate historical amortized cost of $487.8 million for an aggregate gain of $2.0 million. For the year ended December 31, 1999, we sold mortgage-backed securities with an aggregate historical amortized cost of $122.1 million for an aggregate gain of $455,000. For the year ended December 31, 1998, we sold mortgage-backed securities with an aggregate historical amortized cost of $565.2 million for an aggregate gain of $3.3 million. As stated above, our gain on the sale of assets increased substantially for the year ended December 31, 2000. For the year ended December 31, 1999, there was a greater emphasis on spread income and not gains. The difference between the sale price and the historical amortized cost of our mortgage-backed securities is a realized gain and increases income accordingly. We do not expect to sell assets on a frequent basis, but may from time to time sell existing assets to move into new assets, which our management believes might have higher risk-adjusted returns, or to manage our balance sheet as part of our asset/liability management strategy.

     Credit Losses

     We have not experienced credit losses on our mortgage-backed securities to date. We have limited our exposure to credit losses on our mortgage-backed securities by purchasing only securities, issued or guaranteed by FNMA, FHLMC or GNMA, which, although not rated, carry an implied "AAA" rating.

     General and Administrative Expenses

     General and administrative expenses ("G&A") were $2.3 million for the years ended December 31, 2000 and 1999. G&A expenses were $2.1 million for the year ended December 31, 1998. G&A expenses as a percentage of average assets was 0.14%, 0.15%, and 0.14% for the years ended December 31, 2000, 1999, and 1998 respectively. G&A expenses in total were materially unchanged for the three year period. The table below shows our total G&A expenses as compared to average assets and average equity for the years ended December 31, 2000, 1999 and 1998, the period ended December 31, 1997, and the four quarters in 2000.

                 GAAP G&A Expenses and Operating Expense Ratios

                                                  Total G&A         Total G&A
                                              Expenses/Average  Expenses/Average
                                   Total G&A       Assets            Equity
                                   Expenses     (annualized)      (annualized)
                             ---------------- ---------------- -----------------
                                          (dollars in the thousands)
For the Year Ended
  December 31, 2000                 $2,286           0.14%           1.94%
For the Year Ended
  December 31, 1999                 $2,281           0.15%           1.94%
For the Year Ended
  December 31, 1998                 $2,106           0.14%           1.60%
For the Period Ended
  December 31, 1997                   $852           0.21%           1.61%
For the Quarter Ended
  December 31, 2000                   $670           0.14%           2.11%
For the Quarter Ended
  September 30, 2000                  $527           0.13%           1.84%
For the Quarter Ended
  June 30, 2000                       $507           0.15%           1.85%
For the Quarter Ended
  March 31, 2000                      $582           0.16%           2.19%

     Net Income and Return on Average Equity

     Our net income was $16.6 million for the year ended December 31, 2000, $18.1 million for the year ended December 31, 1999, and $15.5 million for the year ended December 31, 1998. Our return on average equity was 14.1% for the year ended December 31, 2000, 15.4% for the year ended December 31, 1999, and 11.8% for the year ended December 31, 1998. The decrease in net income for the year ended December 2000, as compared to the year ended December 31, 1999, is a direct result of a decrease in spread income. As previously mentioned, the substantial increase in interest expense for the year ended December 31, 2000 was the primary reason that our earnings decreased. The Company was able to take advantage of appreciation in asset value. The gain on sale of securities increased by $1.6 million for the year ended December 31, 2000, as compared to the prior year. The increase in net income for the year ended December 31, 1999, as compared to the year ended December 31, 1998, is a direct result of an increase in spread income. The substantial decline in interest expense for the year ended December 31, 1999 was the primary reason that our earnings increased. The G&A expenses remained relatively constant during the three year period. The table below shows our net interest income, gain on sale of mortgage-backed securities and G&A expenses each as a percentage of average equity, and the return on average equity for the years ended December 31, 2000, 1999, 1998, and 1997, and for the four quarters in 2000.

                     Components of Return on Average Equity

      (Ratios for the Quarters Ended December 31, 2000, September 30, 2000,
               June 30, 2000, March 31, 2000 and the Period ended
                        December 31, 1997 are annualized)

                                                                Gain on Sale of
                                              Net Interest      Mortgage-Backed         G&A            Return on
                                             Income/Average     Securities/Average Expenses/Average     Average
                                                 Equity              Equity           Equity            Equity
                                             --------------     ------------------ ----------------    ---------
For the Year Ended December 31, 2000             14.31%              1.72%              1.94%           14.09%
For the Year Ended December 31, 1999             16.97%              0.38%              1.94%           15.41%
For the Year Ended December 31, 1998             10.85%              2.55%              1.60%           11.80%
For the Period Ended December 31, 1997            9.49%              1.39%              1.61%            9.27%

----------------------------------------------------------------------------------------------------------------
For the Quarter Ended December 30, 2000          11.90%              3.09%              2.11%           12.88%
For the Quarter Ended September 30, 2000         12.08%              3.05%              1.84%           13.29%
For the Quarter Ended June 30, 2000              15.61%              0.24%              1.85%           14.00%
For the Quarter Ended March 31, 2000             20.07%              0.40%              2.19%           18.28%

     Dividends and Taxable Income

     We have elected to be taxed as a REIT under the Internal Revenue Code. Accordingly, we have distributed substantially all of our taxable income for each year since inception to our stockholders, including income resulting from gains on sales of our mortgage-backed securities. From inception through December 31, 2000, approximate taxable income exceeded dividend declarations by $810,000, or $0.05 per share, based on the number of shares of common stock outstanding at period end. The table below shows taxable income as compared to dividends paid for the years ended December 31, 2000, 1999 and 1998, the period ended December 31, 1997, and the four quarters in 2000.

                                Dividend Summary

                                          Weighted
                                           Average                                                                   Cumulative
                          Taxable          Common           Taxable      Dividends                     Dividend    Undistributed
                            Net            Shares          Net Income     Declared       Total          Pay-out       Taxable
                          Income        Outstanding        Per Share     Per Share      Dividends        Ratio        Income
                         ---------     -------------      ------------  -----------    -----------    ----------   -------------
                                                          (dollars in thousands, except per share data)
For the Year Ended
  December 31, 2000        $15,700        14,089,436         $1.11         $1.15         $16,333         104.0%          $810
For the Year Ended
  December 31, 1999        $18,437        12,889,510         $1.43         $1.39         $17,978          97.5%        $1,697
For the Year Ended
  December 31, 1998        $16,477        12,709,116         $1.30         $1.21         $15,437          93.7%        $1,234
For the Period Ended
  December 31, 1997         $4,884         5,952,123         $0.82         $0.79          $4,690          96.0%          $194

--------------------------------------------------------------------------------------------------------------------------------
For the Quarter Ended
  December 31, 2000         $4,178        14,413,578         $0.29         $0.25          $3,631          86.9%          $810
For the Quarter Ended
  September 30, 2000        $3,373        14,238,680         $0.24         $0.25          $3,575         105.9%          $726
For the Quarter Ended
  June 30, 2000             $3,594        14,039,741         $0.25         $0.30          $4,262         119.5%        $1,159
For the Quarter Ended
  March 31, 2000            $4,555        13,660,539         $0.33         $0.35          $4,864         107.4%        $1,404


Financial Condition

     Mortgage-Backed Securities

     All of our mortgage-backed securities at December 31, 2000, 1999, and 1998 were adjustable-rate or fixed-rate mortgage-backed securities backed by single-family mortgage loans. All of the mortgage assets underlying these mortgage-backed securities were secured with a first lien position on the underlying single-family properties. All our mortgage-backed securities were FHLMC, FNMA or GNMA mortgage pass-through certificates or CMOs, which carry an implied "AAA" rating. We mark-to-market all of our earning assets at liquidation value.

     We accrete discount balances as an increase in interest income over the life of discount mortgage-backed securities and we amortize premium balances as a decrease in interest income over the life of premium mortgage-backed securities. At December 31, 2000, 1999, and 1998 we had on our balance sheet a total of $989,000, $1.1 million and $609,000, respectively, of unamortized discount (which is the difference between the remaining principal value and current historical amortized cost of our mortgage-backed securities acquired at a price below principal value) and a total of $24.3 million, $23.6 million and $24.9 million, respectively, of unamortized premium (which is the difference between the remaining principal value and the current historical amortized cost of our mortgage-backed securities acquired at a price above principal value).

     We received mortgage principal repayments of $168.5 million for the year ended December 31, 2000, $362.7 million for the year ended December 31, 1999, and $486.3 million for the year ended December 31, 1998. Given our current portfolio composition, if mortgage principal prepayment rates were to increase over the life of our mortgage-backed securities, all other factors being equal, our net interest income would decrease during the life of these mortgage-backed securities as we would be required to amortize our net premium balance into income over a shorter time period. Similarly, if mortgage principal prepayment rates were to decrease over the life of our mortgage-backed securities, all other factors being equal, our net interest income would increase during the life of these mortgage-backed securities as we would amortize our net premium balance over a longer time period.

     The table below summarizes our mortgage-backed securities at December 31, 2000, 1999, 1998 and 1997, September 30, 2000, June 30, 2000, and March 31,
2000.

                           Mortgage-Backed Securities

                                                                           Amortized                   Estimated Fair    Weighted
                                               Net        Amortized    Cost/Principal     Estimated   Value/Principal    Average
                           Principal Value   Premium        Cost            Value        Fair Value        Value          Yield
                           ---------------   -------      ---------    --------------    ----------   ---------------   --------
                                                                (dollars in thousands)

At December 31, 2000        $1,967,967       $23,296      $1,991,263      101.18%        $1,978,219       100.52%        7.09%
At December 31, 1999        $1,452,917       $22,444      $1,475,361      101.54%        $1,437,793        98.96%        6.77%
At December 31, 1998        $1,502,414       $24,278      $1,526,692      101.62%        $1,520,289       101.19%        6.43%
At December 31, 1997        $1,138,365       $21,390      $1,159,755      101.88%        $1,161,779       102.06%        6.57%

At September 30, 2000       $1,669,997       $21,878      $1,691,875      101.31%        $1,664,136        99.65%        7.23%
At June 30, 2000            $1,464,968       $20,893      $1,485,861      101.43%        $1,450,853        99.04%        7.32%
At March 31, 2000           $1,448,875       $21,826      $1,470,701      101.51%        $1,436,389        99.14%        7.02%


     The tables below set forth certain characteristics of our mortgage-backed securities. The index level for adjustable-rate mortgage-backed securities is the weighted average rate of the various short-term interest rate indices, which determine the coupon rate.

            Adjustable-Rate Mortgage-Backed Security Characteristics

                                                                           Weighted                               Principal Value
                                    Weighted                                Average                    Weighted    at Period End
                                     Average     Weighted      Weighted     Term to        Weighted     Average    as % of Total
                        Principal    Coupon      Average     Average Net      Next         Average       Asset    Mortgage-Backed
                          Value       Rate      Index Level     Margin     Adjustment    Lifetime Cap    Yield       Securities
                        ---------   --------    -----------  -----------   ----------    ------------  --------   ---------------
                                                              (dollars in thousands)

At December 31, 2000    $1,454,356     7.61%       5.76%        1.85%       15 months       11.47%       7.24%       73.90%
At December 31, 1999      $951,839     7.33%       5.84%        1.49%       11 months       10.30%       7.64%       65.51%
At December 31, 1998    $1,030,654     6.84%       5.18%        1.66%       12 months       10.63%       6.42%       68.60%
At December 31, 1997      $994,653     7.13%       5.52%        1.61%       22 months       10.78%       6.50%       87.38%

---------------------------------------------------------------------------------------------------------------------------
At September 30, 2000   $1,203,268     7.64%       5.93%        1.71%       13 months       11.01%       7.36%       72.05%
At June 30, 2000          $986,046     7.53%       6.02%        1.51%        9 months       10.41%       7.46%       67.31%
At March 31, 2000         $957,419     7.18%       5.63%        1.55%       10 months       10.59%       7.06%       66.08%

               Fixed-Rate Mortgage-Backed Security Characteristics

                                                                                       Principal Value
                                                      Weighted           Weighted       as % of Total
                                                   Average Coupon         Average      Mortgage-Backed
                                Principal Value        Rate             Asset Yield      Securities
                                ----------------- ----------------- ----------------- ----------------
                                                         (dollars in thousands)

At December 31, 2000                $513,611             6.62%             6.68%             26.10%
At December 31, 1999                $501,078             6.58%             7.01%             34.49%
At December 31, 1998                $471,760             6.55%             6.47%             31.40%
At December 31, 1997                $143,712             7.50%             7.08%             12.62%

------------------------------------------------------------------------------------------------------
At September 30, 2000               $466,729             6.58%             6.92%             27.95%
At June 30, 2000                    $478,922             6.58%             7.05%             32.69%
At March 31, 2000                   $491,456             6.58%             7.04%             33.92%

         At December 31, 2000, 1999, and 2000 we held mortgage-backed securities with coupons linked to the one-year, three-year, and five-year Treasury indices, one-month LIBOR and the six-month CD rate.


               Adjustable-Rate Mortgage-Backed Securities by Index
                                December 31, 2000


                                                                                1-Year       3-Year       5-Year
                                                  One-Month     Six-Month      Treasury     Treasury     Treasury
                                                    LIBOR        CD Rate         Index        Index        Index
                                                  ----------- ----------- ----------------- ---------- ---------------

Weighted Average Adjustment Frequency               1 mo.         6 mo.         12 mo.        36 mo.        60 mo.
Weighted Average Term to Next Adjustment            1 mo.         2 mo.         23 mo.        20 mo.        40 mo.
Weighted Average Annual Period Cap                   None          1.00%          1.98%         2.00%         1.76%
Weighted Average Lifetime Cap at
  December 31, 2000                                  9.11%        11.37%         12.61%        13.24%        12.42%
Mortgage Principal Value as Percentage of
  Mortgage-Backed Securities at
  December 31, 2000                                 24.08%         1.21%%        44.52%         2.97%         1.12%


              Adjustable-Rate Mortgage-Backed Securities by Index
                                December 31, 1999

                                                                               1-Year        3-Year        5-Year
                                                  One-Month     Six-Month    Treasury       Treasury      Treasury
                                                    LIBOR        CD Rate       Index         Index         Index
                                                  ----------- ------------ ---------------- ---------- ---------------

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

              Adjustable-Rate Mortgage-Backed Securities by Index
                                December 31, 1998

                                                                                1-Year       3-Year        5-Year
                                                  One-Month     Six-Month      Treasury     Treasury      Treasury
                                                    LIBOR        CD Rate        Index         Index        Index
                                                  ----------- ------------ ---------------- ---------- ---------------
Weighted Average Adjustment Frequency               1 mo.         6 mo.         12 mo.        36 mo.        60 mo.
Weighted Average Term to Next Adjustment            1 mo.         3 mo.         23 mo.         9 mo.         2 mo.
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

     Borrowings

     To date, our debt has consisted entirely of borrowings collateralized by a pledge of our mortgage-backed securities. These borrowings appear on our balance sheet as repurchase agreements. At December 31, 2000, we had established uncommitted borrowing facilities in this market with twenty-three lenders in amounts, which we believe, are in excess of our needs. All of our mortgage-backed securities are currently accepted as collateral for these borrowings. However, we limit our borrowings, and thus our potential asset growth, in order to maintain unused borrowing capacity and thus increase the liquidity and strength of our balance sheet.

     For the years ended December 31, 2000, 1999 and 1998, the term to maturity of our borrowings ranged from one day to six months, with a weighted average original term to maturity of 56 days at December 31, 2000, 50 days at December 31, 1999, and 49 days at December 31, 1998. At December 31, 2000, the weighted average cost of funds for all of our borrowings was 6.55% and the weighted average term to next rate adjustment was 29 days. At December 31, 1999, the weighted average cost of funds for all of our borrowings was 5.26% and the weighted average term to next rate adjustment was 20 days. At December 31, 1998, the weighted average cost of funds for all of our borrowings was 5.21% and the weighted average term to next rate adjustment was 29 days.

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

     Stockholders' Equity

     We use "available-for-sale" treatment for our mortgage-backed securities; we carry these assets on our balance sheet at estimated market value rather than historical amortized cost. Based upon this "available-for-sale" treatment, our equity base at December 31, 2000 was $135.6 million, or $9.34 per share. If we had used historical amortized cost accounting, our equity base at December 31, 2000 would have been $148.6 million, or $10.24 per share. Our equity base at December 31, 1999 was $103.3 million, or $7.60 per share. If we had used historical amortized cost accounting, our equity base at December 31, 1998 would have been $140.8 million, or $10.37 per share. Our equity base at December 31, 1998 was $125.9 million, or $9.95 per share. If we had used historical amortized cost accounting, our equity base at December 31, 1998 would have been $132.3 million, or $10.46 per share. During the years ended December 31, 2000 and 1999, the Company raised additional capital in the amount of $7.4 million and $8.2 million through its direct purchase program. The Company completed secondary offerings of 9,800,000 shares of common stock on January 29, 2001. The aggregate net proceeds to the company (after deducting estimated expenses) are estimated to be $87.4 million. The underwriters exercised an option to purchase 1,350,000 additional shares of common stock to cover over-allotments on February 22, 2001, providing the company with net proceeds of $12.1 million.

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

                           Unrealized Gains and Losses

                                                                            (dollars in thousands)

                                                                                 At December 31,
                                                            2000             1999             1998             1997
                                                         --------          --------          -------          -------
Unrealized Gain                                            $3,020            $1,531           $3,302           $3,253
Unrealized Loss                                           (16,064)          (39,100)          (9,706)          (1,229)
                                                         --------          --------          -------          -------
Net Unrealized Gain (Loss)                               ($13,044)         ($37,569)         ($6,404)          $2,024
                                                         ========          ========          =======          =======
Net Unrealized Gain (Loss) as % of
  Mortgage-Backed Securities Principal Value              (0.66%)           (2.59%)          (0.43%)           0.18%
Net Unrealized Gain (Loss) as % of
  Mortgage-Backed Securities Amortized Cost               (0.66%)           (2.54%)          (0.42%)           0.17%

     Unrealized changes in the estimated net market value of mortgage-backed securities have one direct effect on our potential earnings and dividends: positive market-to-market changes increase our equity base and allow us to increase our borrowing capacity while negative changes tend to limit borrowing capacity under our capital investment policy. A very large negative change in the net market value of our mortgage-backed securities might impair our liquidity position, requiring us to sell assets with the likely result of realized losses upon sale. "Unrealized Losses on Available for Sale Securities" was $13.0 million, or 0.66% of the amortized cost of our mortgage-backed securities at December 31, 2000. "Unrealized Losses on Available for Sale Securities" was $37.6 million or 2.54% of the amortized cost of our mortgage-backed securities at December 31, 1999. "Unrealized Losses on Available for Sale Securities" was $6.4 million or 0.42% of the amortized cost of our mortgage-backed securities at December 31, 1998.

     The table below shows our equity capital base as reported and on a historical amortized cost basis at December 31, 2000, 1999, 1998, and 1997, and September 30, 2000, June 30, 2000 and March 31,2000. Issuances of common stock, the level of GAAP earnings as compared to dividends declared, and other factors influence our historical cost equity capital base. The GAAP reported equity capital base is influenced by these factors plus changes in the "Net Unrealized Losses on Assets Available for Sale" account.

                                Stockholders' Equity

                                                                               Historical
                             Historical      Net Unrealized   GAAP Reported  Amortized Cost    GAAP Reported
                           Amortized Cost   Gains on Assets    Equity Base     Equity Per       Equity (Book
                             Equity Base   Available for Sale  (Book Value)       Share       Value) Per Share
                           -------------- ------------------- -------------- -------------- ------------------
                                            (dollars in thousands, except per share data)

At December 31, 2000           $148,686       ($13,044)       $135,642         $10.24          $9.34
At December 31, 1999           $140,841       ($37,569)       $103,272         $10.37          $7.60
At December 31, 1998           $132,275        ($6,404)       $125,871         $10.46          $9.95
At December 31, 1997           $133,062         $2,024        $135,086         $10.47         $10.62

----------------------------------------------------------------------------------------------------
At September 30, 2000          $146,446       ($27,739)       $118,707         $10.24          $8.30
At June 30, 2000               $145,448       ($35,008)       $110,440         $10.24          $7.77
At March 31, 2000              $143,279       ($34,313)       $108,966         $10.31          $7.84

     Leverage

     Our debt-to-GAAP reported equity ratio at December 31, 2000, 1999, and 1998 was 12.0:1, 12.9:1, and 10.1:1 respectively. We generally expect to maintain a ratio of debt-to-equity of between 8:1 and 12:1, although the ratio may vary from this range from time to time based upon various factors, including our management's opinion of the level of risk of our assets and liabilities, our liquidity position, our level of unused borrowing capacity and over-collateralization levels required by lenders when we pledge assets to secure borrowings.

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

     Other Matters

     We calculate that our qualified REIT assets, as defined in the Internal Revenue Code, are 99.9% of our total assets at December 31, 2000 and 1999 and 99.5% at December 31, 1998, as compared to the Internal Revenue Code requirement that at least 75% of our total assets be qualified REIT assets. We also calculate that 98.1%, 99.5% and 96.4% of our revenue qualifies for the 75% source of income test, and 100% of its revenue qualifies for the 95% source of income test, under the REIT rules for the years ended December 31, 2000, 1999, and 1998, respectively. We also met all REIT requirements regarding the ownership of our common stock and the distribution of our net income. Therefore, as of December 31, 2000, 1999 and 1998 we believe that we qualified as a REIT under the Internal Revenue Code.

     We at all times intend to conduct our business so as not to become regulated as an investment company under the Investment Company Act. If we were to become regulated as an investment company, then our use of leverage would be substantially reduced. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" (qualifying interests). Under current interpretation of the staff of the SEC, in order to qualify for this exemption, we must maintain at least 55% of our assets directly in qualifying interests. In addition, unless certain mortgage securitites represent all the certificates issued with respect to an underlying pool of mortgages, the mortgage-backed securities may be treated as securities separate from the underlying mortgage loans and, thus, may not be considered qualifying interests for purposes of the 55% requirement. We calculate that as of December 31, 2000, 1999 and 1998 we were in compliance with this requirement.

ITEM 7A QUANTITATIVE AND QUALITIATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

     Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. The primary market risk to which we are exposed is interest rate risk. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest-earning assets and the interest expense incurred in connection with our interest-bearing liabilities, by affecting the spread between our interest-earning assets and interest-bearing liabilities. Changes in the level of interest rates also can affect the value of our mortgage-backed securities and our ability to realize gains from the sale of these assets. We may utilize a variety of financial instruments, including interest rate swaps, caps, floors and other interest rate exchange contracts, in order to limit the effects of interest rates on our operations. If we use these types of derivatives to hedge the risk of interest-earning assets or interest-bearing liabilities, we may be subject to certain risks, including the risk that losses on a hedge position will reduce the funds available for payments to holders of securities and that the losses may exceed the amount we invested in the instruments. To date, we have not purchased any hedging instruments.

     Our profitability and the value of our portfolio may be adversely affected during any period as a result of changing interest rates. The following table quantifies the potential changes in net interest income and portfolio value should interest rates go up or down 200 basis points, assuming the yield curves of the rate shocks will be parallel to each other and the current yield curve. All changes in income and value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at December 31, 2000 and various estimates regarding prepayment and all activities are made at each level of rate shock. Actual results could differ significantly from these estimates.

                                            Projected Percentage Change in         Projected Percentage Change in
        Change in Interest Rate                   Net Interest Income                      Portfolio Value
---------------------------------------- -------------------------------------- --------------------------------------

-200 Basis Points                                         81%                                    2%
-100 Basis Points                                         33%                                    1%
-50 Basis Points                                           9%                                    0%
Base Interest Rate
+50 Basis Points                                         (36%)                                  (1%)
+100 Basis Points                                        (56%)                                  (2%)
+200 Basis Points                                        (98%)                                  (4%)

ASSET AND LIABILITY MANAGEMENT

     Asset and liability management is concerned with the timing and magnitude of the repricing of assets and liabilities. We attempt to control risks associated with interest rate movements. Methods for evaluating interest rate risk include an analysis of our interest rate sensitivity "gap", which is the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities. A gap is considered negative when the amount of interest-rate sensitive liabilities exceeds interest-rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to affect net interest income adversely. Because different types of assets and liabilities with the same or similar maturities may react differently to changes in overall market rates or conditions, changes in interest rates may affect net interest income positively or negatively even if an institution were perfectly matched in each maturity category. The following table sets forth the estimated maturity or repricing of our interest-earning assets and interest-bearing liabilities at December 31, 2000. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except adjustable-rate loans, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature. Mortgage-backed securities reflect estimated prepayments that were estimated based on analyses of broker estimates, the results of a prepayment model that we utilized and empirical data. Our management believes that these assumptions approximate actual experience and considers them reasonable; however, the interest rate sensitivity of our assets and liabilities in the table could vary substantially if different assumptions were used or actual experience differs from the historical experience on which the assumptions are based.

                                                                               More than 1
                                         Within 3                               Year to 3          3 Years and
                                          Months            4-12 Months            Years                Over            Total
                                     ------------------ ----------------- -------------------- ------------------- --------------

Rate Sensitive Assets:
  Mortgage-Backed Securities              $550,042            $205,105            $553,343            $659,477         $1,967,967

Rate Sensitive Liabilities:
  Repurchase Agreements                  1,548,541              79,818          $1,628,359
                                     --------------------------------------------------------------------------------------------

Interest rate sensitivity gap            ($998,499)           $125,287            $553,343            $659,477           $339,608
                                     ============================================================================================

Cumulative rate sensitivity gap          ($998,499)          ($873,212)          ($319,869)           $339,608
                                     ============================================================================================

Cumulative interest rate
sensitivity gap as a percentage of
total rate-sensitive assets                    (51%)               (44%)               (16%)                17%

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

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our financial statements and the related notes, together with the Independent Auditors' Report thereon, are set forth on pages F-1 through F-19 of this Form 10-K.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10 DIRECTORS AND OFFICERS OF THE REGISTRANT

     The information required by Item 10 is incorporated herein by reference to the definitive proxy statement we are filing pursuant to Regulation 14A under the headings "Election of Directors," "Directors," "Management," and "Section 16(a) Beneficial Ownership Reporting Compliance."

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

10.10 Employment Agreement, effective as of January 1, 2001, between the Company and Jennifer A. Stephens*

23.1    Consent of Independent Accountants.*

*    Filed herewith.

Exhibit Numbers 10.3-10.6, 10.9 and 10.10 are management contracts or compensatory plans required to be filed as Exhibits to this Form 10-K.

(b)  Reports on Form 8-K

     We have not filed any reports on Form 8-K during the last quarter of the period covered by this report.

Annaly Mortgage Management, Inc.
Independent Auditors' Report

Financial Statements
Years Ended December 31, 2000, 1999 and 1998

Annaly Mortgage Management, Inc.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


                                                                            Page

INDEPENDENT AUDITORS' REPORT                                                 1

FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998:

   Balance Sheets                                                            2

   Statements of Operations                                                  3

   Statements of Stockholders' Equity                                        4

   Statement of Cash Flows                                                   5

   Notes to Financial Statements                                            6-14

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Annaly Mortgage Management, Inc.

We have audited the accompanying statements of financial condition of Annaly Mortgage Management, Inc. (the "Company") at of December 31, 2000, 1999 and 1998, and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2000, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


New York, New York
February 5, 2000

ANNALY MORTGAGE MANAGEMENT, INC.

STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------

ASSETS                                                        2000               1999

CASH AND CASH EQUIVALENTS                               $       113,061    $        71,918

MORTGAGE-BACKED SECURITIES - At fair value                1,978,219,376      1,437,792,631

RECEIVABLE FOR MORTGAGE-BACKED
  SECURITIES SOLD                                            44,933,631         46,402,360

ACCRUED INTEREST RECEIVABLE                                  11,502,482          6,857,683

OTHER ASSETS                                                    260,238            197,896
                                                        ---------------    ---------------
TOTAL ASSETS                                            $ 2,035,028,788    $ 1,491,322,488
                                                        ===============    ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Repurchase agreements                                 $ 1,628,359,000    $ 1,338,295,750
  Payable for Mortgage-Backed Securities purchased          258,798,138         38,154,012
  Accrued interest payable                                    8,314,414          6,682,687
  Dividends payable                                           3,630,745          4,753,461
  Accounts payable                                              284,105            164,100
                                                        ---------------    ---------------
           Total liabilities                              1,899,386,402      1,388,050,010
                                                        ---------------    ---------------

STOCKHOLDERS' EQUITY:
  Common stock: par value $.01 per share;
    100,000,000 authorized, 14,522,978 and 13,581,316
    shares issued and outstanding, respectively                 145,230            135,813
  Additional paid-in capital                                147,844,861        140,262,657
  Accumulated other comprehensive loss                      (13,044,259)       (37,568,510)
  Retained earnings                                             696,554            442,518
                                                        ---------------    ---------------
          Total stockholders' equity                        135,642,386        103,272,478
                                                        ---------------    ---------------
TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                                               $ 2,035,028,788    $ 1,491,322,488
                                                        ===============    ===============


See notes to financial statements.

ANNALY MORTGAGE MANAGEMENT, INC.

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

                                                                    2000            1999            1998
INTEREST INCOME:
  Mortgage-Backed Securities                                   $ 109,739,302    $ 89,801,353    $ 89,985,526
  Other interest income                                               11,104          10,641             105
                                                               -------------    ------------    ------------
           Total interest income                                 109,750,406      89,811,994      89,985,631

INTEREST EXPENSE:
  Repurchase agreements                                           92,901,697      69,846,206      75,735,280
                                                               -------------    ------------    ------------

NET INTEREST INCOME                                               16,848,709      19,965,788      14,250,351

GAIN ON SALE OF MORTGAGE-BACKED
  SECURITIES                                                       2,025,205         454,782       3,344,106

GENERAL AND ADMINISTRATIVE EXPENSES                                2,286,626       2,281,290       2,105,534
                                                               -------------    ------------    ------------
NET INCOME                                                        16,587,288      18,139,280      15,488,923
                                                               -------------    ------------    ------------

OTHER COMPREHENSIVE GAIN (LOSS):
  Unrealized gain (loss) on available-for-sale securities         26,549,456     (30,709,453)     (5,083,920)
  Less reclassification adjustment for gains included in net
    income                                                        (2,025,205)       (454,782)     (3,344,106)
                                                               -------------    ------------    ------------
           Other comprehensive gain (loss)                        24,524,251     (31,164,235)     (8,428,026)
                                                               -------------    ------------    ------------
TOTAL COMPREHENSIVE INCOME (LOSS)                              $  41,111,539    $(13,024,955)   $  7,060,897
                                                               =============    ============    ============
NET INCOME PER SHARE:
  Basic                                                        $        1.18    $       1.41    $       1.22
                                                               =============    ============    ============

  Diluted                                                      $        1.15    $       1.35    $       1.19
                                                               =============    ============    ============

AVERAGE NUMBER OF SHARES OUTSTANDING:
  Basic                                                           14,089,436      12,889,510      12,709,116
                                                               =============    ============    ============

  Diluted                                                         14,377,459      13,454,007      13,020,648
                                                               =============    ============    ============


See notes to financial statements.

ANNALY MORTGAGE MANAGEMENT, INC.

STATEMENT OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

                                             Common      Additional                                        Other
                                              Stock       Paid-in      Comprehensive     Retained      Comprehensive
                                            Par Value     Capital         Income         Earnings         Income           Total

BALANCE, DECEMBER 31, 1997                  $127,139    $132,705,765   $       --      $    229,623    $  2,023,751    $135,086,278

  Net income                                    --              --       15,488,923      15,488,923            --              --

  Other comprehensive income:
    Unrealized net losses on securities,
      net of reclassification adjustment        --              --       (8,428,026)           --        (8,428,026)           --
                                                                       ------------
  Comprehensive income                          --              --     $  7,060,897            --              --         7,060,897
                                                                       ============
  Exercise of stock options                      441         194,658                           --              --           195,099

  Additional cost of initial public offering    --          (130,248)                          --              --          (130,248)

  Stock buyback                               (1,096)       (902,067)                          --              --          (903,163)

  Dividends declared for the year ended
    December 31, 1998, $1.22 per share          --              --                      (15,437,554)           --       (15,437,554)
                                            --------    ------------                   ------------    ------------    ------------
BALANCE, DECEMBER 31, 1998                   126,484     131,868,108                        280,992      (6,404,275)    125,871,309

  Net income                                    --              --     $ 18,139,280      18,139,280            --

  Other comprehensive income:
    Unrealized net losses on securities,
      net of reclassification adjustment        --              --      (31,164,235)           --       (31,164,235)
                                                                       ------------
  Comprehensive loss                            --              --     $(13,024,955)           --              --       (13,024,955)
                                                                       ============
  Exercise of stock options                      572         232,704                           --              --           233,276

  Proceeds from direct purchase                8,757       8,161,845                           --              --         8,170,602

  Dividends declared for the year ended
    December 31, 1999, $1.38 per share          --              --                      (17,977,754)           --       (17,977,754)
                                            --------    ------------                   ------------    ------------    ------------
BALANCE, DECEMBER 31, 1999                   135,813     140,262,657                        442,518     (37,568,510)    103,272,478

  Net income                                                           $ 16,587,288      16,587,288

  Other comprehensive income:
    Unrealized net gains on securities,
      net of reclassification adjustment        --              --       24,524,251            --        24,524,251
                                                                       ------------
  Comprehensive income                          --              --     $ 41,111,539            --              --        41,111,539
                                                                       ============
  Exercise of stock options                      475         198,287                           --              --           198,762

  Proceeds from direct purchase                8,942       7,383,917                           --              --         7,392,859

  Dividends declared for the year ended
    December 31, 2000, $1.15 per share          --              --                      (16,333,252)           --       (16,333,252)
                                            --------    ------------                   ------------    ------------    ------------
BALANCE, DECEMBER 31, 2000                  $145,230    $147,844,861                   $    696,554    $(13,044,259)   $135,642,386
                                            ========    ============                   ============    ============    ============


See notes to financial statements.

ANNALY MORTGAGE MANAGEMENT, INC.

STATEMENT OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

                                                                         2000                1999                1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                       $     16,587,288    $     18,139,280    $     15,488,923
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Amortization of mortgage premiums and discounts, net                2,646,753           6,103,239           8,235,371
      Gain on sale of Mortgage-Backed Securities                         (2,025,205)           (454,782)         (3,344,106)
      Increase in accrued interest receivable                            (4,644,799)            (98,310)         (1,443,182)
      Decrease (increase) in other assets                                   (62,342)             36,988            (100,958)
      Increase in accrued interest payable                                1,631,727           1,630,061              60,179
      Increase (decrease) in accounts payable                               120,005              24,864             (62,740)
                                                                   ----------------    ----------------    ----------------
           Net cash provided by operating activities                     14,253,427          25,381,340          18,833,487
                                                                   ----------------    ----------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Mortgage-Backed Securities                               (952,737,643)       (559,695,956)     (1,420,592,798)
  Proceeds from sale of Mortgage-Backed Securities                      489,809,698         122,552,293         568,553,814
  Principal payments on Mortgage-Backed Securities                      168,516,759         362,657,549         486,337,605
                                                                   ----------------    ----------------    ----------------
           Net cash used in investing activities                       (294,411,186)        (74,486,114)       (365,701,379)
                                                                   ----------------    ----------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from repurchase agreements                                14,196,953,221      11,202,660,000      11,506,566,000
  Principal payments on repurchase agreements                       (13,906,889,971)    (11,144,874,250)    (11,144,925,000)
  Proceeds from exercise of stock options                                   198,762             233,276             195,100
  Proceeds from direct equity offering                                    7,392,859           8,170,602                --
  Additional cost of initial public offering                                   --                  --              (130,248)
  Purchase of treasury stock                                                   --                  --              (903,163)
  Dividends paid                                                        (17,455,969)        (17,081,956)        (14,376,949)
                                                                   ----------------    ----------------    ----------------
           Net cash provided by financing activities                    280,198,902          49,107,672         346,425,740
                                                                   ----------------    ----------------    ----------------

NET INCREASE IN CASH AND
   CASH EQUIVALENTS                                                          41,143               2,898            (442,152)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                                                          71,918              69,020             511,172
                                                                   ----------------    ----------------    ----------------
CASH AND CASH EQUIVALENTS, END OF YEAR                             $        113,061    $         71,918    $         69,020
                                                                   ================    ================    ================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Interest paid                                                    $     91,269,970    $     68,216,145    $     75,675,101
                                                                   ================    ================    ================
NONCASH FINANCING ACTIVITIES:
  Net change in unrealized loss on available-for-sale securities   $     24,524,251    $    (31,164,235)   $     (8,428,026)
                                                                   ================    ================    ================

  Dividends declared, not yet paid                                 $      3,630,745    $      4,753,461    $      3,857,663
                                                                   ================    ================    ================


See notes to financial statements

ANNALY MORTGAGE MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------


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

     Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires the Company to classify its investments as either trading investments, available-for-sale investments or held-to-maturity investments. Although the Company generally intends to hold most of its Mortgage-Backed Securities until maturity, it may, from time to time, sell any of its Mortgage-Backed Securities as part of its overall management of its balance sheet. Accordingly, this flexibility requires the Company to classify all of its Mortgage-Backed Securities as available-for-sale. All assets classified as available-for-sale are reported at fair value, based on market prices provided by certain dealers who make markets in these financial instruments, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity.

     Unrealized losses on Mortgage-Backed Securities that are considered other than temporary, as measured by the amount of decline in fair value attributable to factors other than temporary, are recognized in income and the cost basis of the Mortgage-Backed Securities is adjusted. There were no such adjustments for the years ended December 31, 2000, 1999, and 1998.

     Interest income is accrued based on the outstanding principal amount of the Mortgage-Backed Securities and their contractual terms. Premiums and discounts associated with the purchase of the Mortgage-Backed Securities are amortized into interest income over the lives of the securities using the interest method.

     Mortgage-Backed Securities transactions are recorded on the trade date. Purchases of newly issued securities are recorded when all significant uncertainties regarding the characteristics of the securities are removed, generally shortly before settlement date. Realized gains and losses on Mortgage-Backed Securities transactions are determined on the specific identification basis.

     Credit Risk - At December 31, 2000 and 1999, the Company has limited its exposure to credit losses on its portfolio of Mortgage-Backed Securities by only purchasing securities issued by Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA"), or Government National Mortgage Association ("GNMA"). The payment of principal and interest on the FHLMC and FNMA Mortgage-Backed Securities are guaranteed by those respective agencies and the payment of principal and interest on the GNMA Mortgage-Backed Securities are backed by the full-faith-and-credit of the U.S. government. At December 31, 2000 and 1999, all of the Company's Mortgage-Backed Securities have an implied "AAA" rating.

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

     Recent Accounting Pronouncements - The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as mended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date for FASB Statement No. 133, and No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, and as interpreted by the FASB and the Derivatives Implementation Group through Statement No. 133, Implementation Issues, as of January 1, 2000. The Company has no derivative instruments or any embedded derivative instruments that require bifurcation. Management has determined that the adoption of SFAS No. 133 has no material effect on the Company's financial statements.

2.   MORTGAGE-BACKED SECURITIES

     The following table pertains to the Company's Mortgage-Backed Securities classified as available-for-sale as of December 31, 2000, which are carried at their fair value:

                                   Federal            Federal           Government          Total
                                  Home Loan          National            National         Mortgage-
                                   Mortgage          Mortgage            Mortgage           Backed
                                 Corporation        Association        Association        Securities
     Mortgage-Backed
       Securities, gross       $ 1,029,045,622    $   853,777,836    $    85,143,889    $ 1,967,967,347

     Unamortized discount             (221,944)          (767,116)              --             (989,060)
     Unamortized premium            11,203,043         11,569,619          1,512,687         24,285,349
                               ---------------    ---------------    ---------------    ---------------

     Amortized cost              1,040,026,721        864,580,339         86,656,576      1,991,263,636

     Gross unrealized gains          2,220,525            798,984               --            3,019,509
     Gross unrealized losses        (5,426,076)        (9,503,333)        (1,134,360)       (16,063,769)
                               ---------------    ---------------    ---------------    ---------------
     Estimated fair value      $ 1,036,821,170    $   855,875,990    $    85,522,216    $ 1,978,219,376
                               ===============    ===============    ===============    ===============

                                                  Gross Unrealized   Gross Unrealized    Estimated Fair
                                Amortized Cost          Gain               Loss              Value
     Adjustable Rate             1,475,409,337             12,565         (7,819,597)     1,467,602,305

     Fixed Rate                    515,854,299          3,006,944         (8,244,172)       510,617,071
                               ---------------    ---------------    ---------------    ---------------
     Total                     $ 1,991,263,636    $     3,019,509    $   (16,063,769)   $ 1,978,219,376
                               ===============    ===============    ===============    ===============

     The following table pertains to the Company's Mortgage-Backed Securities classified as available-for-sale as of December 31, 1999, which are carried at their fair value:

                                   Federal            Federal           Government          Total
                                  Home Loan          National            National         Mortgage-
                                  Mortgage           Mortgage            Mortgage           Backed
                                 Corporation        Association        Association        Securities
     Mortgage-Backed
       Securities, gross       $   454,711,462    $   900,782,563    $    97,423,038    $ 1,452,917,063

     Unamortized discount             (171,241)          (964,133)              --           (1,135,374)
     Unamortized premium             8,454,547         13,359,448          1,765,457         23,579,452
                               ---------------    ---------------    ---------------    ---------------

     Amortized cost                462,994,768        913,177,878         99,188,495      1,475,361,141

     Gross unrealized gains            359,888          1,171,250               --            1,531,138
     Gross unrealized losses       (12,091,145)       (22,966,353)        (4,042,150)       (39,099,648)
                               ---------------    ---------------    ---------------    ---------------
     Estimated fair value      $   451,263,511    $   891,382,775    $    95,146,345    $ 1,437,792,631
                               ===============    ===============    ===============    ===============

                                                  Gross Unrealized   Gross Unrealized    Estimated Fair
                                Amortized Cost          Gain               Loss              Value
     Adjustable Rate               971,900,023          1,531,138        (10,306,678)       963,124,483

     Fixed Rate                    503,461,118               --          (28,792,970)       474,668,148
                               ---------------    ---------------    ---------------    ---------------
     Total                     $ 1,475,361,141    $     1,531,138    $   (39,099,648)   $ 1,437,792,631
                               ===============    ===============    ===============    ===============

     The adjustable rate Mortgage-Backed Securities are limited by periodic caps (generally interest rate adjustments are limited to no more than 1% every six months) and lifetime caps. The weighted average lifetime cap was 11.5% and 10.6% at December 31, 2000 and 1999.

     During the year ended December 31, 2000, the Company realized $2,025,205 in gains from sales of Mortgage-Backed Securities. During the year ended December 31, 1999, the Company realized $563,259 in gains from sales of Mortgage-Backed Securities. Losses totaled $108,477 for the year ended December 31, 1999. During the year ended December 31, 1998, the Company realized $3,344,070 in gains from sales of Mortgage-Backed Securities. Losses totaled $9,964 for the year ended December 31, 1998

3.   REPURCHASE AGREEMENTS

     The Company had outstanding $1,628,359,000 and $1,338,295,750 of repurchase agreements with a weighted average borrowing rate of 6.55% and 5.26% and a weighted average remaining maturity of 29 days and 20 days as of December 31, 2000 and 1999, respectively. At December 31, 2000 and 1999, Mortgage-Backed Securities actually pledged had an estimated fair value of $1,668,161,860 and $1,376,684,559, respectively.

     At December 31, 2000 and 1999, the repurchase agreements had the following remaining maturities:

                                                2000                  1999

     Within 30 days                       $ 1,135,886,000        $ 1,197,416,250
     30 to 59 days                            363,810,000             25,767,000
     60 to 89 days                             48,845,000                   --
     90 to 119 days                                  --              115,112,500
     Over 120 days                             79,818,000                   --
                                          ---------------        ---------------
                                          $ 1,628,359,000        $ 1,338,295,750
                                          ===============        ===============

4.   COMMON STOCK

     During the year ended December 31, 2000, 47,499 options were exercised at $198,762. Also, 894,163 shares were purchased in direct offerings, totaling $7,392,859. During the year ended December 31, 1999, 57,204 options were exercised at $233,276. Also, 875,688 shares were purchased in the dividend reinvestment and share purchase plan, totaling $8,170,602.

     During the Company's year ending December 31, 2000, the Company declared dividends to shareholders totaling $16,333,252, or $1.15 per share, of which $12,702,507 was paid during the year and $3,630,745 was paid on January 30, 2001.

     During the Company's year ending December 31, 1999, the Company declared dividends to shareholders totaling $17,977,754, or $1.38 per share, of which $13,224,293 was paid during the year and $4,753,461 was paid on January 27, 2000.

5.   EARNINGS PER SHARE (EPS)

     In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting No. 128, Earnings Per Share (SFAS No.
     128), which requires dual presentation of basic EPS and diluted EPS on the face of the income statement for all entities with complex capital structures. SFAS No. 128 also requires a reconciliation of the numerator and denominator of basic EPS and diluted EPS computation. For the year ended December 31, 2000, the reconciliation is as follows:

                                                        Year Ended
                                                     December 31, 2000
                                         ---------------------------------------
                                            Income        Shares       Per-Share
                                         (Numerator)   (Denominator)    Amount

     Net income                          $16,587,288
                                         -----------
     Basic EPS                            16,587,288     14,089,436     $ 1.18
                                                                        ======

     Effect of dilutive securities:
       Dilutive stock options                   --          288,023
                                         -----------     ----------
       Diluted EPS                       $16,587,288     14,377,459     $ 1.15
                                         ===========     ==========     ======

     Options to purchase 334,881 shares were outstanding during the year and were dilutive as the exercise price of between $4.00 and $8.13 was less than the average stock price for the year of $8.51. Options to purchase 568,926 shares of stock were outstanding and not considered dilutive. The exercise price of between $8.63 and $11.25 was greater than the average stock price for the year of $8.51.

     For the year ended December 31, 1999, the reconciliation is as follows:

                                                        Year Ended
                                                    December 31, 1999
                                         ---------------------------------------
                                            Income        Shares       Per-Share
                                         (Numerator)   (Denominator)    Amount

     Net income                          $18,139,280
                                         -----------
     Basic EPS                            18,139,280     12,889,510     $ 1.41
                                                                        ======
     Effect of dilutive securities:
       Dilutive stock options                   --          564,497
                                         -----------     ----------
       Diluted EPS                       $18,139,280     13,454,007      $ 1.35
                                         ===========     ==========     ======

      Options to purchase 708,380 shares were outstanding during the year and were dilutive as the exercise price (between $4.00 and $8.94) was less than the average stock price for the year for the Company of $9.58.
     Options to purchase 135,676 shares of stock were outstanding and not considered dilutive. The exercise price (between $10.00 and $11.25) was greater than the average stock price for the year of $9.58.

     For the year ended December 31, 1998, the reconciliation is as follows:

                                                   For the Year Ended
                                                    December 31, 1998
                                         ---------------------------------------
                                            Income        Shares       Per-Share
                                         (Numerator)   (Denominator)    Amount

     Net income                          $15,488,923
                                         -----------
     Basic EPS                            15,488,923     12,709,116     $ 1.22
                                                                        ======
     Effect of dilutive securities:
       Dilutive stock options                               311,532
                                         -----------     ----------
       Diluted EPS                       $15,488,923     13,020,648     $ 1.19
                                         ===========     ==========     ======

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

      The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost for the Incentive Plan has been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123. For the Company's pro forma net earnings, the compensation cost will be amortized over the vesting period of the options. The Company's net earnings per share would have been reduced to the pro forma amounts indicated below:

                                                      December 31,
                                         ---------------------------------------
                                             2000          1999          1998

     Net earnings - as reported          $16,587,288   $18,139,280   $15,488,925
     Net earnings - pro forma             16,468,550    18,010,908    15,280,631
     Earnings per share - as reported          $1.18         $1.41         $1.22
     Earnings per share - pro forma            $1.17         $1.40         $1.20

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in the year ended December 31, 2000: dividend yield of 12.69%; expected volatility of 28.33%; risk-free interest rate of 5.16%; and the weighted average expected lives of nine years. For the year ended December 31, 1999, dividend yield of 15%; expected volatility of 32%; risk-free interest rate of 5.61%; and the weighted average expected lives of seven years. For the year ended December 31, 1998, dividend yield of 10%; expected volatility of 33%; risk-free interest rate of 5.56%; and expected lives of seven years.

     Information regarding options at December 31, 2000 is as follows:

                                                                                    Weighted
                                                                                     Average
                                                                                    Exercise
                                                                         Shares       Price

     Outstanding, January 1, 2000                                        844,056      $8.03

       Granted ( 36,500 ISOs,  86,000 NQSOs)                             122,500       8.00
       Exercised                                                         (15,250)      9.17
       Expired                                                           (47,499)      4.18
                                                                        --------      -----
     Outstanding, December 31, 2000                                      903,807
                                                                        ========
     Weighted average fair value of options granted during the year
       (per share)                                                      $   0.43
                                                                        ========

     Information regarding options at December 31, 1999 is as follows:

                                                                                    Weighted
                                                                                     Average
                                                                                    Exercise
                                                                         Shares       Price

     Outstanding, January 1, 1999                                        593,760      $7.42

       Granted (298,068 ISOs,  545,988 NQSOs)                            307,500       8.63
       Exercised                                                         (57,204)      4.08
       Expired                                                              --         --
                                                                        --------      -----
     Outstanding, December 31, 1999                                      844,056      $8.03
                                                                        ========      =====
     Weighted average fair value of options granted during the year
       (per share)                                                      $   0.63
                                                                        ========

     The following table summarizes information about stock options outstanding at December 31, 2000:

                                                         Weighted Average
                                       Options         Remaining Contractual
     Exercise Price                  Outstanding            Life (Yrs.)

        $ 4.00                          65,128                  1
          7.94                         116,250                 10
          8.13                         269,753                  8
          8.63                         300,000                  9
          8.94                           6,250                  2
          9.06                           6,250                  3
         10.00                         131,500                  1
         10.75                           6,250                  2
         11.25                           2,426                  2
                                       -------                ---
                                       903,807                6.9
                                       =======                ===

     At December 31, 2000 and 1999, 341,013 and 162,389 options were vested and not exercised, respectively.

7.   COMPREHENSIVE INCOME

     The Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Statement No. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. The Company at December 31, 2000 and 1999 held securities classified as available-for-sale. At December 31, 2000, the net unrealized losses totaled $13,044,259 and at December 31, 1999, the net unrealized losses totaled $37,568,510.

8.   LEASE COMMITMENTS

     The Corporation has a noncancelable lease for office space, which commenced in April 1998 and expires in December 2007.

     The Corporation's aggregate future minimum lease payments are as follows:

          2001                                                 $  97,868
          2002                                                   100,515
          2003                                                   110,261
          2004                                                   113,279
          2005                                                   116,388
          2006                                                   119,590
          2007                                                   122,888
                                                               ---------
          Total remaining lease payments                       $ 780,789
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

10.  INTEREST RATE RISK

     The primary market risk to the Company is interest rate risk. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond the Company's control. Changes in the general level of interest rates can affect net interest income, which is the difference between the interest income earned on interest-earning assets and the interest expense incurred in connection with the interest-bearing liabilities, by affecting the spread between the interest-earning assets and interest-bearing liabilities. Changes in the level of interest rates also can affect the value of the mortgage-backed securities and the Company's ability to realize gains from the sale of these assets.

     The Company seeks to manage the extent to which net income changes as a function of changes in interest rates by matching adjustable-rate assets with variable-rate borrowings. In addition, although the Company has not done so to date, the Company may seek to mitigate the potential impact on net income of periodic and lifetime coupon adjustment restrictions in the portfolio of mortgage-backed securities by entering into interest rate agreements such as interest rate caps and interest rate swaps.

     Changes in interest rates may also have an effect on the rate of mortgage principal prepayments and, as a result, prepayments on mortgage-backed securities. The Company will seek to mitigate the effect of changes in the mortgage principal repayment rate by balancing assets purchased at a premium with assets purchased at a discount. To date, the aggregate premium exceeds the aggregate discount on the mortgage-backed securities. As a result, prepayments, which result in the expensing of unamortized premium, will reduce net income compared to what net income would be absent such prepayments.

11.  SUBSEQUENT EVENT

     The Company completed a secondary offerings of 9,800,000 shares of company common stock on January 29, 2001. The aggregate net proceeds to the Company after deducting expenses are estimated to be $87.4 million. The underwriters exercised an option to purchase 1,350,000 additional shares of common stock to cover over-allotments on February 22, 2001, providing the Company with additional net proceeds of $12.1 million.

12.  SUMMARIZED QUARTERLY RESULTS (UNAUDITED)

     The following is a presentation of the quarterly results of operations for the year ended December 31, 2000.

                                                                    Quarters Ending
                                               ------------------------------------------------------------
                                                 March 31,       June 30,     September 30,    December 31,
                                                   2000            2000            2000            2000

     Interest income from Mortgage-
       Backed Securities and cash              $24,616,782     $25,734,520     $28,239,125     $31,159,979

     Interest expense on repurchase
       agreements                               19,292,954      21,453,016      24,779,096      27,376,631
                                               -----------     -----------     -----------     -----------
                Net interest income              5,323,828       4,281,504       3,460,029       3,783,348

     Gain on sale of
       Mortgage-Backed Securities                  106,853          64,774         872,949         980,629

     General and administrative
       expenses                                    582,319         507,322         526,881         670,104
                                               -----------     -----------     -----------     -----------
     Net income                                $ 4,848,362     $ 3,838,956     $ 3,806,097     $ 4,093,873
                                               ===========     ===========     ===========     ===========
     Net income per share:
       Basic                                   $      0.35     $      0.27     $      0.27     $      0.28
                                               ===========     ===========     ===========     ===========

       Dilutive                                $      0.35     $      0.26     $      0.26     $      0.28
                                               ===========     ===========     ===========     ===========
     Average number of shares outstanding:
       Basic                                    13,660,539      14,039,741      14,238,680      14,413,578
                                               ===========     ===========     ===========     ===========

       Dilutive                                 13,971,112      14,631,940      14,529,142      14,702,189
                                               ===========     ===========     ===========     ===========

     The following is a presentation of the quarterly results of operations for the year ended December 31, 1999.

                                                                    Quarters Ending
                                               ------------------------------------------------------------
                                                March 31,       June 30,      September 30,    December 31,
                                                  1999            1999            1999            1999

     Interest income from Mortgage-
       Backed Securities and cash              $22,014,941     $22,264,930     $22,161,272     $23,370,851

     Interest expense on repurchase
       agreements                               17,151,041      16,865,824      17,232,086      18,597,255
                                               -----------     -----------     -----------     -----------
                Net interest income              4,863,900       5,399,106       4,929,186       4,773,596

     Gain on sale of
       Mortgage-Backed Securities                   64,560          25,853          97,656         266,713

     General and administrative
       expenses                                    610,004         561,010         513,600         596,676
                                               -----------     -----------     -----------     -----------
     Net income                                $ 4,318,456     $ 4,863,949     $ 4,513,242     $ 4,443,633
                                               ===========     ===========     ===========     ===========
     Net income per share:
       Basic                                   $      0.34     $      0.38     $      0.35     $      0.33
                                               ===========     ===========     ===========     ===========

       Dilutive                                $      0.33     $      0.37     $      0.35     $      0.32
                                               ===========     ===========     ===========     ===========
     Average number of shares outstanding:
       Basic                                    12,657,884      12,697,338      12,745,416      13,383,426
                                               ===========     ===========     ===========     ===========

       Dilutive                                 12,952,822      13,110,275      13,025,096      13,992,414
                                               ===========     ===========     ===========     ===========

     The following is a presentation of the quarterly results of operations for the year ended December 31, 1998.

                                                                    Quarters Ending
                                               ------------------------------------------------------------
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

                                     ******

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ANNALY MORTGAGE MANAGEMENT, INC.

Date: March 26, 2001                    By: /s/ Michael A. J. Farrell


                                            Michael A. J. Farrell
                                            Chairman and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                               Title                                                 Date

/s/ KEVIN P. BRADY                      Director                                          March 26, 2001

    Kevin P. Brady
/s/ SPENCER I. BROWNE                   Director                                          March 26, 2001

    Spencer Browne
/s/ KATHRYN F. FAGAN                    Chief Financial Officer and Treasurer             March 26, 2001
                                        (principal financial and accounting officer)
    Kathryn F. Fagan
/s/ MICHAEL A.J. FARRELL                Chairman of the Board, Chief Executive Officer    March 26, 2001
                                        and Director (principal executive officer)
    Michael A. J. Farrell
/s/ JONATHAN D. GREEN                   Director                                          March 26, 2001

    Jonathan D. Green
/s/ TIMOTHY J. GUBA                     President, Chief Operating Officer and Director   March 26,2001

    Timothy J. Guba
/s/ JOHN A. LAMBIASE                    Director                                          March 26, 2001

    John A. Lambiase
/s/ DONNELL A. SEGALAS                  Director                                          March 26, 2001

    Donnell A. Segalas
/s/ WELLINGTON J. ST. CLAIRE            Vice Chairman of the Board and Director           March 26, 2001

  Wellington J. St. Claire

                                  EXHIBIT INDEX

Exhibit  Exhibit Description                                                                        Sequentially
Number                                                                                                Numbered
                                                                                                         Page
3.1      Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-11 (Registration No. 333-32913) filed with the Securities and Exchange Commission on August 5, 1997).
3.2      Articles of Amendment and Restatement of the Articles of Incorporation of the Registrant
         (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form
         S-11 (Registration No. 333-32913) filed with the Securities and Exchange Commission on
         August 5, 1997).
3.3      Bylaws of the Registrant, as amended (incorporated by reference to Exhibit 3.3 to the
         Company's Registration Statement on Form S-11 (Registration No. 333-32913) filed with the
         Securities and Exchange Commission on August 5, 1997).
4.1      Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment
         No. 1 to the Company's Registration Statement on Form S-11 (Registration No. 333-32913)
         filed with the Securities and Exchange Commission on September 17, 1997.
10.1     Purchase Agreement, dated February 12, 1997, between the Registrant and Friedman,
         Billings, Ramsey & Co., Inc. ("FBR") (incorporated by reference to Exhibit 10.1 to the
         Company's Registration Statement on Form S-11 (Registration No. 333-32913), filed with the
         Securities and Exchange Commission on August 5, 1997).
10.2     Registration Rights Agreement, dated February 12, 1997, between the Registrant and FBR
         (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form
         S-11 (Registration No. 333-32913) filed with the Securities and Exchange Commission on
         August 5, 1997).
10.3     Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's
         Registration Statement on Form S-11 (Registration No. 333-32913) filed with the Securities and Exchange Commission on August 5, 1997).
10.4     Employment Agreement, effective as of January 27, 1997, between the Company and Michael
         A.J. Farrell (incorporated by reference to Exhibit 10.4 to the Company's Registration
         Statement on Form S-11 (Registration No. 333-32913) filed with the Securities and Exchange
         Commission on August 5, 1997).
10.5     Employment Agreement, effective as of January 27, 1997, between the Company and Timothy J.
         Guba (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on
         Form S-11 (Registration No. 333-32913) filed with the Securities and Exchange Commission on August 5, 1997).
10.6     Employment Agreement, effective as of January 27, 1997, between the Company and Wellington
         J. St. Claire (incorporated by reference to Exhibit 10.6 to the Company's Registration
         Statement on Form S-11 (Registration No. 333-32913) filed with the Securities and Exchange
         Commission on August 5, 1997).
10.7     Form of Master Repurchase Agreement (incorporated by reference to Exhibit 10.7 to the
         Company's Registration Statement on Form S-11 (Registration No. 333-32913) filed with the
         Securities and Exchange Commission on August 5, 1997).
10.8     Form of Purchase Agreement between the Company and the purchasers in the Direct Offering
         (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form
         S-11 (Registration No. 333-32913) filed with the Securities and Exchange Commission on
         August 5, 1997).
10.9     Employment Agreement, effective, (incorporated by reference to Exhibit 10.9 to the
         Company's Registration Statement to 1997 Form 10-K  the fiscal year ended December 31,
         1997), effective as of November 1, 1997, between the Company and Kathryn F. Fagan.
10.10    Employment Agreement, effective, (incorporated by reference to Exhibit 10.10 to the 2000
         Form 10-K  the fiscal year ended December 31, 2000), effective as of January 1, 2001, between the Company and Jennifer A. Stephens.*
23.1     Consent of Independent Accountants.*

*    Filed herewith.