Form 10-K/A
period 2000-12-31
ANNALY MORTGAGE MANAGEMENT INC
filed 2001-04-24
CIK 1043219

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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

EXPLANATORY NOTE:

This Form 10-K/A is being filed to correct the date of the auditor's report.

                        ANNALY MORTGAGE MANAGEMENT, INC.

                          2000 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS


                                                                           PAGE


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K      1

FINANCIAL STATEMENTS                                                        F-1

SIGNATURES                                                                    3

EXHIBIT INDEX                                                                 4

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

10.10 Employment Agreement, effective as of January 1, 2001, between the Company and Jennifer A. Stephens (incorporated by reference to Exhibit
        10.10 to our Form 10-K for the fiscal year ended December 31, 2000).

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

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Annaly Mortgage Management, Inc.

We have audited the accompanying statements of financial condition of Annaly Mortgage Management, Inc. (the "Company") as of December 31, 2000 and 1999, and the related statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide are reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 , in conformity with accounting principles generally accepted in the United States of America.


New York, New York
February 5, 2001

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

     Information regarding options at December 31, 2000 is as follows:

                                                                                    Weighted
                                                                                     Average
                                                                                    Exercise
                                                                         Shares       Price
                                                                        --------------------
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
                                                                        ========

     Information regarding options at December 31, 1999 is as follows:

                                                                                    Weighted
                                                                                     Average
                                                                                    Exercise
                                                                         Shares       Price
                                                                        --------------------
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
                                                                        ========

     Information regarding options at December 31, 1998 is as follows:

                                                                                    Weighted
                                                                                     Average
                                                                                    Exercise
                                                                         Shares       Price
                                                                        --------------------
     Outstanding, January 1, 1998                                        348,500      $6.42

       Granted (240,326 ISOs,  46,500 NQSOs)                             289,384       8.17
       Exercised                                                         (44,124)      4.34
       Expired                                                              --         --
                                                                        --------      -----
     Outstanding, December 31, 1998                                      593,760      $7.42
                                                                        ========      =====
     Weighted average fair value of options granted during the year
       (per share)                                                      $   1.99
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
                                       =======                ===

     At December 31, 2000, 1999 and 1998, 341,013, 162,389 and 56,241 options were vested and not exercised, respectively.

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

                                        ANNALY MORTGAGE MANAGEMENT, INC.

Date: April 23, 2001                    By: /s/ Michael A. J. Farrell


                                            Michael A. J. Farrell
                                            Chairman and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                               Title                                                 Date

/s/ KEVIN P. BRADY                      Director                                          April 23, 2001

    Kevin P. Brady

/s/ SPENCER I. BROWNE                   Director                                          April 23, 2001

    Spencer Browne

/s/ KATHRYN F. FAGAN                    Chief Financial Officer and Treasurer             April 23, 2001
                                        (principal financial and accounting officer)
    Kathryn F. Fagan

/s/ MICHAEL A.J. FARRELL                Chairman of the Board, Chief Executive Officer    April 23, 2001
                                        and Director (principal executive officer)
    Michael A. J. Farrell

                                        Director

    Jonathan D. Green

/s/ TIMOTHY J. GUBA                     President, Chief Operating Officer and Director   April 23, 2001

    Timothy J. Guba

/s/ JOHN A. LAMBIASE                    Director                                          April 23, 2001

    John A. Lambiase

                                        Director

    Donnell A. Segalas

/s/ WELLINGTON J. ST. CLAIRE            Vice Chairman of the Board and Director           April 23, 2001

  Wellington J. St. Claire

                                  EXHIBIT INDEX

Exhibit  Exhibit Description                                                                        Sequentially
Number                                                                                                Numbered
                                                                                                         Page
3.1      Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-11 (Registration No. 333-32913) filed with the Securities and Exchange Commission on August 5, 1997).
3.2      Articles of Amendment and Restatement of the Articles of Incorporation of the Registrant
         (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form
         S-11 (Registration No. 333-32913) filed with the Securities and Exchange Commission on
         August 5, 1997).
3.3      Bylaws of the Registrant, as amended (incorporated by reference to Exhibit 3.3 to the
         Company's Registration Statement on Form S-11 (Registration No. 333-32913) filed with the
         Securities and Exchange Commission on August 5, 1997).
4.1      Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment
         No. 1 to the Company's Registration Statement on Form S-11 (Registration No. 333-32913)
         filed with the Securities and Exchange Commission on September 17, 1997.
10.1     Purchase Agreement, dated February 12, 1997, between the Registrant and Friedman,
         Billings, Ramsey & Co., Inc. ("FBR") (incorporated by reference to Exhibit 10.1 to the
         Company's Registration Statement on Form S-11 (Registration No. 333-32913), filed with the
         Securities and Exchange Commission on August 5, 1997).
10.2     Registration Rights Agreement, dated February 12, 1997, between the Registrant and FBR
         (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form
         S-11 (Registration No. 333-32913) filed with the Securities and Exchange Commission on
         August 5, 1997).
10.3     Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's
         Registration Statement on Form S-11 (Registration No. 333-32913) filed with the Securities and Exchange Commission on August 5, 1997).
10.4     Employment Agreement, effective as of January 27, 1997, between the Company and Michael
         A.J. Farrell (incorporated by reference to Exhibit 10.4 to the Company's Registration
         Statement on Form S-11 (Registration No. 333-32913) filed with the Securities and Exchange
         Commission on August 5, 1997).
10.5     Employment Agreement, effective as of January 27, 1997, between the Company and Timothy J.
         Guba (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on
         Form S-11 (Registration No. 333-32913) filed with the Securities and Exchange Commission on August 5, 1997).
10.6     Employment Agreement, effective as of January 27, 1997, between the Company and Wellington
         J. St. Claire (incorporated by reference to Exhibit 10.6 to the Company's Registration
         Statement on Form S-11 (Registration No. 333-32913) filed with the Securities and Exchange
         Commission on August 5, 1997).
10.7     Form of Master Repurchase Agreement (incorporated by reference to Exhibit 10.7 to the
         Company's Registration Statement on Form S-11 (Registration No. 333-32913) filed with the
         Securities and Exchange Commission on August 5, 1997).
10.8     Form of Purchase Agreement between the Company and the purchasers in the Direct Offering
         (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form
         S-11 (Registration No. 333-32913) filed with the Securities and Exchange Commission on
         August 5, 1997).
10.9     Employment Agreement, effective, (incorporated by reference to Exhibit 10.9 to the
         Company's Registration Statement to 1997 Form 10-K  the fiscal year ended December 31,
         1997), effective as of November 1, 1997, between the Company and Kathryn F. Fagan.
10.10    Employment Agreement, effective as of January 1, 2001, between the Company and Jennifer A.
         Stephens (incorporated by reference to Exhibit 10.10 to our Form 10-K for the fiscal year ended December 31, 2000).
23.1     Consent of Independent Accountants.*

*    Filed herewith.