Form 10-Q
period 2001-03-31
ANNALY MORTGAGE MANAGEMENT INC
filed 2001-05-11
CIK 1043219

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2001

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM                 TO
                                      ---------------    -----------------

                         COMMISSION FILE NUMBER: 1-13447

                        ANNALY MORTGAGE MANAGEMENT, INC.
             (Exact name of Registrant as specified in its Charter)

            MARYLAND                                   22-3479661
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

                               Yes  X    No
                                  -----    -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the last practicable date:

         Class                                     Outstanding at May 11, 2001
Common Stock, $.01 par value                               44,619,958

                        ANNALY MORTGAGE MANAGEMENT, INC.

                                    FORM 10-Q

                                      INDEX


Part I. FINANCIAL INFORMATION
   Item 1. Financial Statements:

      Statements of Financial Condition- March 31, 2001 (Unaudited) and December 31, 2000            1

      Statements of Operations (Unaudited) for the quarters ended March 31, 2001 and 2000            2

      Statements of Stockholders' Equity (Unaudited) for the quarter ended March 31, 2001            3

      Statements of Cash Flows (Unaudited) for the quarters ended March 31, 2001 and 2000            4

      Notes to Financial Statements (Unaudited)                                                     5-10

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations   11-21

   Item 3. Quantitative and Qualitative Disclosure about Market Risk                               22-23

PART II. OTHER INFORMATION

   Item 1. Legal Proceedings                                                                        24

   Item 2. Changes in Securities and Use of Proceeds                                                24

   Item 3. Defaults Upon Senior Securities                                                          24

   Item 4. Submission of Matters to a Vote of Security Holders                                      24

   Item 5. Other Information                                                                        24

   Item 6. Exhibits and Reports on Form 8-K                                                         24

   SIGNATURES                                                                                       25


                         ANNALY MORTGAGE MANAGEMENT, INC
                        STATEMENTS OF FINANCIAL CONDITION




                                                                              MARCH 31, 2001                 DECEMBER 31,
                                                                               (UNAUDITED)                       2000
                                                                          -----------------------       ------------------------

                                 ASSETS

Cash and cash equivalents                                                            $    43,183                 $      113,061
Mortgage-Backed Securities, at fair value                                          3,500,609,873                  1,978,219,376
Receivable for Mortgage-Backed Securities Sold                                       -                               44,933,631
Accrued interest receivable                                                           22,104,991                     11,502,482
Other assets                                                                             323,179                        260,238

                                                                          -----------------------       ------------------------
Total assets                                                                      $3,523,081,226                 $2,035,028,788
                                                                          =======================       ========================

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Repurchase agreements                                                           $3,118,300,000                 $1,628,359,000
  Payable for Mortgage-Backed Securities purchased                                   129,913,257                    258,798,138
  Accrued interest payable                                                            14,694,685                      8,314,414
  Dividends payable                                                                    7,710,437                      3,630,745
  Accounts payable                                                                       579,765                        284,105

                                                                          -----------------------       ------------------------
Total liabilities                                                                  3,271,198,144                  1,899,386,402
                                                                          -----------------------       ------------------------

Stockholders' Equity:
  Common stock: par value $.01 per share; 100,000,000
    Authorized, 25,701,458 and 14,522,978 shares issued
    and outstanding, respectively                                                        257,015                        145,230
  Additional paid-in capital                                                         247,158,796                    147,844,861
  Accumulated other comprehensive loss                                                 3,150,882                   (13,044,259)
  Retained earnings                                                                    1,316,389                        696,554

                                                                          -----------------------       ------------------------
Total stockholders' equity                                                           251,883,082                    135,642,386
                                                                          -----------------------       ------------------------

Total liabilities and stockholders' equity                                        $3,523,081,226                 $2,035,028,788
                                                                          =======================       ========================



See notes to financial statements

                         ANNALY MORTGAGE MANAGEMENT, INC
             STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
                                   (UNAUDITED)



                                                            FOR THE QUARTER            FOR THE QUARTER
                                                            ENDED MARCH 31,            ENDED MARCH 31,
                                                                 2001                       2000
                                                         ----------------------     ----------------------
INTEREST INCOME:
  Mortgage-Backed Securities                                       $42,434,398                $24,615,767
  Other interest income                                                     23                      1,015
                                                         ----------------------     ----------------------

Total interest income                                               42,434,421                 24,616,782

INTEREST EXPENSE:
  Repurchase agreements                                             33,453,077                 19,292,954
                                                         ----------------------     ----------------------

NET INTEREST INCOME                                                  8,981,344                  5,323,828

GAIN ON SALE OF MORTGAGE-BACKED SECURITIES                             269,478                    106,853

GENERAL AND ADMINISTRATIVE
  EXPENSES                                                             920,549                    582,319
                                                         ----------------------     ----------------------

NET INCOME                                                         $ 8,330,273                 $4,848,362
                                                         ----------------------     ----------------------

OTHER COMPREHENSIVE INCOME
  Unrealized gain on available-for-sale securities                  16,464,619                  3,362,139
  Less:  reclassification adjustment for net gains
     included in net income                                          (269,478)                  (106,853)
                                                         ----------------------     ----------------------
  Other comprehensive gain                                          16,195,141                  3,255,286
                                                         ----------------------     ----------------------

COMPREHENSIVE INCOME                                               $24,525,414                 $8,103,648
                                                         ======================     ======================

NET INCOME PER SHARE:
  Basic                                                                  $0.38                      $0.35
                                                         ======================     ======================

  Diluted                                                                $0.37                      $0.35
                                                         ======================     ======================

AVERAGE NUMBER OF SHARES OUTSTANDING:
  Basic                                                             21,851,481                 13,660,539
                                                         ======================     ======================


  Diluted                                                           22,535,210                 13,971,112
                                                         ======================     ======================


See notes to financial statements

                         ANNALY MORTGAGE MANAGEMENT, INC
                        STATEMENT OF STOCKHOLDER'S EQUITY
                      FOR THE QUARTER ENDED MARCH 31, 2001
                                   (UNAUDITED)


                                                                                                   ACCUMULATED
                                             COMMON      ADDITIONAL                                    OTHER
                                             STOCK        PAID-IN     COMPREHENSIVE    RETAINED    COMPREHENSIVE
                                           PAR VALUE      CAPITAL         INCOME       EARNINGS        INCOME         TOTAL
                                          -----------  -------------  -------------  ------------  --------------  -------------
BALANCE, DECEMBER 31, 2000                  $145,230   $147,844,861                     $696,554   ($13,044,259)   $135,642,386

  Net Income                                                            $8,330,273     8,330,273
  Other comprehensive income:
    Unrealized net losses on securities,
      net of reclassification adjustment                                16,195,141                    16,195,141
                                                                      -------------
  Comprehensive income                                                 $24,525,414                                   24,525,414
                                                                      =============
  Exercise of stock options                      259        113,973                                                     114,232
  Proceeds from direct purchase                   26         27,601                                                      27,627
  Proceeds from offerings                    111,500     99,172,361                                                  99,283,861
  Dividends declared for the quarter
    ended March 31, 2001,
    $0.30 per average share                                                          (7,710,438)                    (7,710,438)
                                           ----------  -------------                 ------------  --------------  -------------
BALANCE, MARCH 31, 2001                     $257,015   $247,158,796                   $1,316,389      $3,150,882   $251,883,082
                                           ==========  =============                 ============  ==============  =============



See notes to financial statements

                         ANNALY MORTGAGE MANAGEMENT, INC
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                            FOR THE QUARTER ENDED      FOR THE QUARTER ENDED
                                                                                 MARCH 31,                   MARCH 31,
                                                                                    2001                        2000
                                                                           -----------------------    -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                           $8,330,273                   $4,848,362
  Adjustments to reconcile net income to net cash
    Provided by operating activities:
      Amortization of mortgage premiums and discounts, net                              2,213,482                      474,706
      Gain on sale of mortgage-backed securities                                        (269,478)                    (106,853)
      (Increase) decrease in accrued interest receivable                             (10,602,509)                       87,894
      Increase in other assets                                                           (62,941)                     (18,295)
      Increase (decrease) in accrued interest payable                                   6,380,270                  (1,242,894)
      Increase in accounts payable                                                        295,660                      107,795

                                                                           -----------------------    -------------------------
          Net cash provided by operating activities                                     6,284,757                    4,150,715
                                                                           -----------------------    -------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of Mortgage-Backed Securities                                        (1,838,388,423)                 (88,428,685)
    Proceeds from sale of Mortgage-Backed Securities                                  151,888,090                   69,782,632
    Principal payments of Mortgage-Backed Securities                                   94,409,723                   31,185,932

                                                                           -----------------------    -------------------------
          Net cash (used in) provided by in investing activities                  (1,592,090,610)                   12,539,879
                                                                           -----------------------    -------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from repurchase agreements                                               7,026,473,527                3,101,832,500
  Principal payments on repurchase agreements                                     (5,536,532,527)              (3,116,140,750)
  Proceeds from exercise of stock options                                                 114,232                      138,496
  Proceeds from direct purchase                                                            27,627                    2,316,617
  Net proceeds from offerings                                                          99,283,861
  Dividends paid                                                                      (3,630,745)                  (4,753,461)

                                                                           -----------------------    -------------------------
          Net cash provided by (used in)  financing activities                      1,585,735,975                 (16,606,598)
                                                                           -----------------------    -------------------------

Net increase in cash and cash equivalents                                                (69,878)                       83,996

Cash and cash equivalents, beginning of period                                            113,061                       71,918

                                                                           -----------------------    -------------------------
Cash and cash equivalents, end of period                                                  $43,183                     $155,914
                                                                           =======================    =========================

Supplemental disclosure of cash flow Information:
  Interest paid                                                                       $27,072,806                  $20,535,848
                                                                           =======================    =========================

Noncash financing activities:
  Net change in unrealized losses on available-for-sale  securities                   $16,195,141                   $3,255,286
                                                                           =======================    =========================

  Dividends declared, not yet paid                                                     $7,710,437                   $4,864,891
                                                                           =======================    =========================


See notes to financial statements

ANNALY MORTGAGE MANAGEMENT, INC
NOTES TO FINANCIAL STATEMENTS
FOR THE QUARTERS ENDED MARCH 31, 2001 AND 2000
(UNAUDITED)
--------------------------------------------------------------------------------


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

         A summary of the Company's significant accounting policies follows:

         BASIS OF PRESENTATION - The accompanying unaudited financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. The interim financial statements for the three and six month periods are unaudited; however, in the opinion of the Company's management, all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results of operations have been included. These unaudited financials statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on form 10-K for the year ended December 31, 2000. The nature of the Company's business is such that the results of any interim period are not necessarily indicative of results for a full year.

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

         Unrealized losses on Mortgage-Backed Securities that are considered other than temporary, as measured by the amount of decline in fair value attributable to factors other than temporary, are recognized in income and the cost basis of the Mortgage-Backed Securities is adjusted. There were no such adjustments for the quarters ended March 31, 2001 and 2000.

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

         CREDIT RISK - At March 31, 2001 and December 31, 2000, the Company has limited its exposure to credit losses on its portfolio of Mortgage-Backed Securities by only purchasing securities issued by Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA"), or Government National Mortgage Association ("GNMA"). The payment of principal and interest on the FHLMC and FNMA Mortgage-Backed Securities are guaranteed by those respective agencies and the payment of principal and interest on the GNMA Mortgage-Backed Securities are backed by the full-faith-and-credit of the U.S. government. At March 31, 2001 and December 31, 2000 all of the Company's Mortgage-Backed Securities have an implied "AAA" rating.

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

         USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

2.    MORTGAGE-BACKED SECURITIES

         The following table pertains to the Company's Mortgage-Backed Securities classified as available-for-sale as of March 31, 2001, which are carried at their fair value:


                                    FEDERAL HOME LOAN       FEDERAL NATIONAL       GOVERNMENT NATIONAL    TOTAL MORTGAGE-BACKED
                                  MORTGAGE CORPORATION    MORTGAGE ASSOCIATION     MORTGAGE ASSOCIATION        SECURITIES
                                 ---------------------- ------------------------ ----------------------- ----------------------
Mortgage-Backed
  Securities, gross                     $1,600,586,715           $1,759,057,654             $95,791,676         $3,455,436,045

Unamortized discount                         (490,812)              (1,124,041)             -                      (1,614,853)
Unamortized premium                         17,357,448               24,741,975               1,538,376             43,637,799
                                 ---------------------- ------------------------ ----------------------- ----------------------

Amortized cost                           1,617,453,351            1,782,675,588              97,330,052          3,497,458,991

Gross unrealized gains                       8,660,660                3,943,915                   1,400             12,605,975
Gross unrealized losses                    (3,493,168)              (5,656,760)               (305,165)            (9,455,093)
                                 ---------------------- ------------------------ ----------------------- ----------------------

Estimated fair value                    $1,622,620,843           $1,780,962,743             $97,026,287         $3,500,609,873
                                 ====================== ======================== ======================= ======================

                                     AMORTIZED COST       GROSS UNREALIZED GAIN   GROSS UNREALIZED LOSS   ESTIMATED FAIR VALUE
                                 ---------------------- ------------------------ ----------------------- ----------------------

Adjustable rate                         $2,532,199,780               $9,849,706            ($6,380,918)         $2,535,668,568

Fixed rate                                 965,259,211                2,756,269             (3,074,175)            964,941,305
                                 ---------------------- ------------------------ ----------------------- ----------------------

Total                                   $3,497,458,991              $12,605,975            ($9,455,093)         $3,500,609,873
                                 ====================== ======================== ======================= ======================


         The following table pertains to the Company's Mortgage-Backed Securities classified as available-for-sale as of December 31, 2000, which are carried at their fair value:



                                    FEDERAL HOME LOAN       FEDERAL NATIONAL       GOVERNMENT NATIONAL    TOTAL MORTGAGE-BACKED
                                  MORTGAGE CORPORATION    MORTGAGE ASSOCIATION     MORTGAGE ASSOCIATION        SECURITIES
                                 ---------------------- ------------------------ ----------------------- ----------------------
Mortgage-Backed
  Securities, gross                     $1,029,045,622             $853,777,836             $85,143,889         $1,967,967,347

Unamortized discount                         (221,944)                (767,116)            -                         (989,060)
Unamortized premium                         11,203,043               11,569,619               1,512,687             24,285,349
                                 ---------------------- ------------------------ ----------------------- ----------------------

Amortized cost                           1,040,026,721              864,580,339              86,656,576          1,991,263,636

Gross unrealized gains                       2,220,525                  798,984            -                         3,019,509
Gross unrealized losses                    (5,426,076)              (9,503,333)             (1,134,360)           (16,063,769)
                                 ---------------------- ------------------------ ----------------------- ----------------------

Estimated fair value                    $1,036,821,170             $855,875,990             $85,522,216         $1,978,219,376
                                 ====================== ======================== ======================= ======================

                                     AMORTIZED COST      GROSS UNREALIZED GAIN   GROSS UNREALIZED LOSS   ESTIMATED FAIR VALUE
                                 ---------------------- ------------------------ ----------------------- ----------------------

Adjustable rate                         $1,475,409,337                 $ 12,565            ($7,819,597)         $1,467,602,305

Fixed rate                                 515,854,299                3,006,944             (8,244,172)            510,617,071
                                 ---------------------- ------------------------ ----------------------- ----------------------

Total                                   $1,991,263,636               $3,019,509           ($16,063,769)         $1,978,219,376
                                 ====================== ======================== ======================= ======================


         The adjustable rate Mortgage-Backed Securities are limited by periodic caps (generally interest rate adjustments are limited to no more than 1% every six months) and lifetime caps. The weighted average lifetime cap was 11.6% at March 31, 2001 and 10.6% at December 31, 2000.

         During the quarter ended March 31, 2001, the Company realized $269,478 in gains from sales of Mortgage-Backed Securities. During the quarter ended March 31, 2000, the Company realized $106,853 in gains from sales of Mortgage-Backed Securities.

3.    REPURCHASE AGREEMENTS

         The Company had outstanding $3,118,300,000 and $1,682,359,000 of repurchase agreements with a weighted average borrowing rate of 5.22% and 6.55% and a weighted average remaining maturity of 26 days and 29 days as of March 31, 2001 and December 31, 2000, respectively.

         At March 31, 2001 and December 31, 2000, the repurchase agreements had the following remaining maturities:


                           MARCH 31, 2001             DECEMBER 31, 2000
                    ---------------------------  ---------------------------

Within 30 days                  $2,020,207,000               $1,135,886,000
30 to 59 days                      915,161,000                  363,810,000
60 to 89 days                       92,596,000                   48,845,000
90 to 119 days                  -                            -
Over 120 days                       90,336,000                   79,818,000
                    ---------------------------  ---------------------------

Total                           $3,118,300,000               $1,628,359,000
                    ===========================  ===========================


4.    COMMON STOCK

         During the quarter ended March 31, 2001, 25,913 options were exercised or shares granted under the long-term compensation plan at $114,232. Also, 2,567 shares were purchased in the dividend reinvestment and direct purchase program at $27,627. Offerings for 11,150,000 shares were completed during the quarter for approximate net proceeds or $99.3 million. During the quarter ended March 31, 2000, the number of stock options exercised was 34,624, with an aggregate purchase price of $138,496. The number of shares issued in the direct purchase plan was 283,749 with an aggregate purchase price of $2,316,617.

         During the Company's quarter ending March 31, 2001, the Company declared dividends to shareholders totaling $7,710,438 or $0.30 per share, which was paid on April 30, 2001. During the Company's quarter ending March 31, 2000, the Company declared dividends to shareholders totaling $4,864,891, or $0.35 per share, which was paid on April 28, 2000.

5.    EARNINGS PER SHARE (EPS)

         In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting No. 128, Earnings Per Share (SFAS No.
128), which requires dual presentation of basic EPS and diluted EPS on the face of the income statement for all entities with complex capital structures. SFAS No. 128 also requires a reconciliation of the numerator and denominator of basic EPS and diluted EPS computation. For the quarter ended March 31, 2001, the reconciliation is as follows:

                                                         For the Quarter Ended March 31, 2001
                                       ------------------------------------------------------------------------
                                                Income                   Shares               Per-Share
                                             (Numerator)              (Denominator)             Amount
Net income                                         $8,330,273
                                             -----------------

Basic earnings per share                            8,330,273            21,851,481                $0.38
                                                                                             ==================

Effect of dilutive securities:
  Dilutive stock options                                                    683,729

                                             -----------------      ------------------
  Diluted earnings per share                       $8,330,273            22,535,210                $0.37
                                             =================      ==================       ==================


         Options to purchase 868,296 shares were outstanding during the year and were dilutive as the exercise price of between $4.00 and $10.00 was less than the average stock price for the year of $10.64. Options to purchase

10,084 shares of stock were outstanding and not considered dilutive. The exercise price of between $10.75 and $11.25 was greater than the average stock price for the year of $10.64.

         For the quarter ended March 31, 2000, the reconciliation is as follows:

                                                         For the Quarter Ended March 31, 2000
                                       ------------------------------------------------------------------------
                                                Income                    Shares                     Per-Share
                                             (Numerator)                (Denominator)                  Amount
Net income                                         $4,848,362
                                       -----------------------

Basic earnings per share                            4,848,362              13,660,539                    $0.35
                                                                                       ========================

Effect of dilutive securities:                                                310,573
  Dilutive stock options

                                       ----------------------- -----------------------
  Diluted earnings per share                       $4,848,362              13,971,112                    $0.35
                                       ======================= ======================= ========================



         Options to purchase 354,256 shares were outstanding during the year and were dilutive as the exercise price (between $4.00 and $8.13) was less than the average stock price for the year for the Company of $8.26. Options to purchase 455,176 shares of stock were outstanding and not considered dilutive. The exercise price (between $8.63 and $11.25) was greater than the average stock price for the year of $8.26.

6.    COMPREHENSIVE INCOME

         The Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Statement No. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. The Company at March 31, 2001 and December 31, 2000 held securities classified as available-for-sale. At March 31, 2001, the net unrealized gain totaled $3,150,882. and at December 31, 2000, the net unrealized loss totaled $13,044,259.

7.    LEASE COMMITMENTS

         The Corporation has a noncancelable lease for office space, which commenced in April 1998 and expires in December 2007.

         The Corporation's aggregate future minimum lease payments are as follows:

         2001                                                     $97,868
         2002                                                     100,515
         2003                                                     110,261
         2004                                                     113,279
         2005                                                     116,388
         2006                                                     119,590
         2007                                                     122,888

                                                             -------------
         Total remaining lease payments                          $780,789
                                                             =============

8.    RELATED PARTY TRANSACTION

         Included in "Other Assets" on the Balance sheet is an investment in Annaly International Money Management, Inc. On June 24, 1998, the Company acquired 99,960 nonvoting shares, at a cost of $49,980. The officers and directors of Annaly International Money Management Inc. are also officers and directors of the Company.

9.    INTEREST RATE RISK

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

10.   SUBSEQUENT EVENT

         The Company completed a secondary offering of 17,000,000 shares of company common stock on April 30, 2001. The aggregate net proceeds to the Company after deducting expenses are estimated to be $175.5 million. On May 3, 2001, the underwriter exercised an option to purchase 1,918,500 additional shares of common stock to cover over-allotments. The aggregate net proceeds to the Company from the exercise of the underwriter's option were $19.8 million.

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

RESULTS OF OPERATIONS: FOR THE QUARTER ENDED MARCH 31, 2001 AND 2000

         NET INCOME SUMMARY

         For the quarter ended March 31, 2001, our GAAP net income was $8.3 million, or $0.38 basic earnings per average share, as compared to $4.8 million, or $0.35 basic earnings per average share, for the quarter ended March 31, 2000. We compute our GAAP net income per share by dividing net income by the weighted average number of shares of outstanding common stock during the period, which was 21,851,481 for the quarter ended March 31, 2001 and 13,660,539 for the quarter ended March 31, 2000. Dividends per weighted average number of shares outstanding for the quarter ended March 31, 2001 was $.30 per share, or $7.7 million in total. Dividends per weighted average number of shares outstanding for the quarter ended March 31, 2000 was $.35 per share, or $4.9 million in total. Our return on average equity was 17.20% for the quarter ended March 31, 2001 and 18.28% for the quarter ended March 31, 2000.

                               NET INCOME SUMMARY
              (dollars in the thousands, except for per share data)

                                                               Quarter ended                      Quarter ended
                                                              March 31, 2001                     March 31, 2000
                                                         --------------------------         --------------------------
Interest Income                                                            $42,434                           $ 24,617
Interest Expense                                                            33,453                             19,293
                                                         --------------------------         --------------------------
Net Interest Income                                                          8,981                              5,324
Gain on Sale of Mortgage-Backed Securities                                     269                                106
General and Administrative Expenses                                            920                                582
                                                         --------------------------         --------------------------
Net Income                                                                 $ 8,330                           $  4,848
                                                         ==========================         ==========================

Average Number of Basic Shares Outstanding                              21,851,481                         13,660,539
Average Number of Diluted Shares Outstanding                            22,535,210                         13,971,112

Basic Net Income Per Share                                                  $ 0.38                            $  0.35
Diluted Net Income Per Share                                                $ 0.37                           $   0.35

Average Total Assets                                                    $2,779,055                         $1,455,521
Average Equity                                                            $193,763                           $106,119

Annualized Return on Average Assets                                          1.20%                              1.33%
Annualized Return on Average Equity                                         17.20%                             18.28%

         Interest Income and Average Earning Asset Yield

         We had average earning assets of $2.5 billion and $1.5 billion for the quarters ended March 31, 2001 and 2000, respectively. Our primary source of income for the quarters ended March 31, 2001 and 2000 was interest income. A portion of our income was generated by gains on the sales of our mortgage-backed securities. Our interest income was $42.4 million for the quarter ended March 31, 2001 and $24.6 million for the quarter ended March 31, 2000. Our yield on average earning assets was 6.78% and 6.80% for the same respective periods. Our average earning asset balance increased by $1.1 billion and interest income increased by $17.8 million for the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000, due to the substantial increase in the asset base resulting from the inflow of capital in the first quarter offerings. The table below shows our average balance of cash equivalents and mortgage-backed securities, the yields we earned on each type of earning asset, our yield on average earning assets and our interest income for the quarter ended March 31, 2001, the year ended December 31, 2000 and the four quarters in 2000.

                           AVERAGE EARNING ASSET YIELD

                                                                                            Yield on
                                                       Average                Yield on       Average     Yield on
                                            Average   Mortgage-    Average    Average       Mortgage-     Average
                                             Cash      Backed      Earning      Cash         Backed      Earning   Interest
                                          Equivalents Securities    Assets   Equivalents   Securities     Assets    Income
                                          ----------- -----------  -------   -----------   ----------   --------   -------
                                                                        (dollars in thousands)
For  the Quarter Ended March 31, 2001          $2     $2,502,088  $2,502,090    4.93%        6.78%        6.78%     $42,434
-----------------------------------------------------------------------------------------------------------------------------
For the Year Ended December 31, 2000          $263    $1,564,228  $1,564,491    4.1.8%       7.02%        7.02%    $109,750
For the Quarter Ended December 31, 2000       $394    $1,741,985  $1,742,379    5.08%        7.16%        7.15%     $31,160
For the Quarter Ended September 30, 2000      $188    $1,590,497  $1,590,685    5.43%        7.10%        7.10%     $28,239
For the Quarter Ended June 30, 2000           $243    $1,476,283  $1,476,526    3.29%        6.97%        6.97%     $25,734
For  the Quarter Ended March 31, 2000         $226    $1,448,148  $1,448,374    1.79%        6.80%        6.80%     $24,617


         The constant prepayment rate (or CPR) on our mortgage-backed securities for the quarter ended March 31, 2001 was 19.8% and for the quarter ended March 31, 2000 was 9.6%. CPR is an assumed rate of prepayment for our mortgage-backed securities, expressed as an annual rate of prepayment relative to the outstanding principal balance of our mortgage-backed securities. CPR does not purport to be either a historical description of the prepayment experience of our mortgage-backed securities or a prediction of the anticipated rate of prepayment of our mortgage-backed securities.

         Principal prepayments had a negative effect on our earning asset yield for the quarters ended March 31, 2001 and 2000 because we adjust our rates of premium amortization and discount accretion monthly based upon the effective yield method, which takes into consideration changes in prepayment speeds.

         INTEREST EXPENSE AND THE COST OF FUNDS

         We anticipate that our largest expense will be the cost of borrowed funds. We had average borrowed funds of $2.4 billion and total interest expense of $33.5 million for the quarter ended March 31, 2001. We had average borrowed funds of $1.3 billion and total interest expense of $19.3 million for the quarter ended March 31, 2000. Our average cost of funds was 5.68% for the quarter ended March 31, 2001 and 5.80% for the quarter ended March 31, 2000. The cost of funds rate decreased 0.12% and the average borrowed funds increased by $1.1 billion for the quarter ended March 31, 2001 when compared to the quarter ended March 31, 2000; consequently, interest expense increased by 73.4%.

         With our current asset/liability management strategy, changes in our cost of funds are expected to be closely correlated with changes in short-term LIBOR, although we may choose to extend the maturity of our liabilities at any time. Our average cost of funds was 0.17% above average one-month LIBOR for the quarter ended March 31, 2001 and 0.12% below average one-month LIBOR for the quarter ended March 31, 2000. We generally have structured our borrowings to adjust with one-month LIBOR because we believe that one-month LIBOR may continue to be lower than six-month LIBOR in the present interest rate environment. During the quarter ended March 31, 2001, average one-month LIBOR, was 5.51%, which was 0.33% higher than average six-month LIBOR, which was 5.18%. During the quarter ended March 31, 2000, average one-month LIBOR, was

5.92%, 0.40% lower than average six-month LIBOR, which was 6.32%.

         The table below shows our average borrowed funds and average cost of funds as compared to average one-month and average six-month LIBOR for the quarter ended March 31, 2001, the year ended December 31, 2000 and the four quarters in 2000.

                              AVERAGE COST OF FUNDS

                                                                                 Average
                                                                                One-Month   Average Cost   Average Cost
                                                                                  LIBOR       of Funds       of Funds
                                                                               Relative to   Relative to   Relative to
                          Average               Average    Average   Average     Average       Average       Average
                         Borrowed     Interest  Cost of   One-Month Six-Month   Six-Month     One-Month     Six-Month
                           Funds      Expense    Funds      LIBOR     LIBOR       LIBOR         LIBOR         LIBOR
                         --------     --------  -------   --------- ---------  -----------  ------------   ------------
                                                 (dollars in thousands)
For the Quarter Ended
  March 31, 2001         $2,355,658   $33,453    5.68%     5.51%     5.18%       0.33%         0.17%         0.50%
------------------------------------------------------------------------------------------------------------------------
For the Year Ended
  December 31, 2000      $1,449,999   $92,902    6.41%     6.41%     6.66%      (0.25%)          -          (0.25%)
For the Quarter Ended
   December 31, 2000     $1,632,564   $27,377    6.71%     6.65%     6.62%       0.03%         0.06%         0.09%
For the Quarter Ended
   September 30, 2000    $1,477,112   $24,779    6.71%     6.62%     6.84%      (0.22%)        0.09%        (0.13%)
For the Quarter Ended
  June 30, 2000          $1,360,419   $21,453    6.30%     6.46%     6.84%      (0.38%)       (0.16%)       (0.54%)
For the Quarter Ended
  March 31, 2000         $1,329,900   $19,293    5.80%     5.92%     6.32%      (0.40%)       (0.12%)       (0.52%)

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

                  NET INTEREST INCOME

         Our net interest income, which equals interest income less interest expense, totaled $9.0 million for the quarter ended March 31, 2001 and $5.3 million for the quarter ended March 31, 2000. Our net interest income increased because of the increased asset size of the company. Our net interest spread, which equals the yield on our average assets for the period less the average cost of funds for the period, was 1.10% for the quarter ended March 31, 2001 as compared to 1.00% for the quarter ended March 31, 2000. This 0.10% increase in spread income is reflected in the increase in net interest income. Net interest margin, which equals net interest income divided by average total assets, was 1.29% on an annualized basis for the quarter ended March 31, 2001 and 1.47% for the quarter ended March 31, 2000. The principal reason that net interest margin exceeded net interest spread is that average interest earning assets exceeded average interest bearing liabilities. A portion of our assets is funded with equity rather than borrowings. We did not have any interest rate agreement expenses to date.

         The table below shows our interest income by earning asset type, average earning assets by type, total interest income, interest expense, average repurchase agreements, average cost of funds, and net interest income for the quarter ended March 31, 2001, the year ended December 31, 2000, and the four quarters in 2000.

                            GAAP NET INTEREST INCOME

                             Average    Interest                         Yield on    Average
                            Mortgage-  Income on                         Average     Balance
                             Backed     Mortgage                 Total   Interest      of               Average    Net
                           Securities    Backed    Average Cash Interest Earning   Repurchase Interest  Cost of  Interest
                              Held     Securities  Equivalents   Income   Assets   Agreements  Expense   Funds    Income
                           ----------  ----------  ------------ -------- --------  ---------- --------  -------  --------
                                                  (dollars in the thousands)
For the Quarter
Ended March 31, 2001       $2,502,088   $42,434        $2          -      6.78%   $2,355,658  $33,453   5.68%    $8,981
-------------------------------------------------------------------------------------------------------------------------
For the Year Ended
December 31, 2000          $1,564,228   $109,739      $263      $109,750  7.02%   $1,449,999  $92,902   6.41%   $16,848

For the Quarter
Ended December 31, 2000    $1,741,985   $31,154       $394      $31,160   7.16%   $1,632,564  $27,377   6.71%    $3,783

For the Quarter
Ended September 30, 2000   $1,590,497   $28,237       $188      $28,239   7.10%   $1,447,112  $24,779   6.71%    $3,460

For the Quarter
Ended June 30, 2000        $1,476,283   $25,732       $243      $25,734   6.97%   $1,360,419  $21,453   6.30%    $4,282

For the Quarter
Ended March 31, 2000       $1,448,148   $24,616       $226      $24,617   6.80%   $1,329,900  $19,293   5.80%    $5,323


         GAINS AND LOSSES ON SALES OF MORTGAGE-BACKED SECURITIES

         For the quarter ended March 31, 2001, we sold mortgage-backed securities with an aggregate historical amortized cost of $151.6 million for an aggregate gain of $269,478. For the quarter ended March 31, 2000, we sold mortgage-backed securities with an aggregate historical amortized cost of $69.8 million for an aggregate gain of $106,853. The difference between the sale price and the historical amortized cost of our mortgage-backed securities is a realized gain and increases income accordingly. We do not expect to sell assets on a frequent basis, but may from time to time sell existing assets to move into new assets, which our management believes might have higher risk-adjusted returns, or to manage our balance sheet as part of our asset/liability management strategy.

         CREDIT LOSSES

         We have not experienced credit losses on our mortgage-backed securities to date. We have limited our exposure to credit losses on our mortgage-backed securities by purchasing only securities, issued or guaranteed by FNMA, FHLMC or GNMA, which, although not rated, carry an implied "AAA" rating.

         GENERAL AND ADMINISTRATIVE EXPENSES

         G&A expenses were $920,549 for the quarter ended March 31, 2001 and $582,319 for the quarter ended March 31, 2000. G&A expenses as a percentage of average assets was 0.13% and 0.16% on an annualized basis for the quarters ended March 31, 2001 and 2000, respectively. The Company is internally managed and continues to be a low cost provider. Due to the increase in average assets, Annaly is able to take advantage of economies of scale. Even though G&A expenses increased by $338,230 for the quarter ended March 31, 2001, when compared to the quarter ended March 31, 2000, G&A as a percentage of average assets declined.

                 GAAP G&A EXPENSES AND OPERATING EXPENSE RATIOS

                                             Total G&A          Total G&A
                                         Expenses/Average   Expenses/Average
                           Total G&A          Assets             Equity
                           Expenses        (annualized)       (annualized)
                           ---------     ----------------   ----------------
                                     (dollars in the thousands)
For the Quarter Ended
  March 31, 2001             $921             0.13%              1.90%
----------------------- ---------------- ----------------- -------------------
For the Year Ended
  December 31, 2000         $2,286            0.14%              1.94%
For the Quarter Ended
  December 31, 2000          $670             0.14%              2.11%
For the Quarter Ended
  September 30, 2000         $527             0.13%              1.84%
For the Quarter Ended
  June 30, 2000              $507             0.15%              1.85%
For the Quarter Ended
  March 31, 2000             $582             0.16%              2.19%

         NET INCOME AND RETURN ON AVERAGE EQUITY

         Our net income was $8.3 million for the quarter ended March 31, 2001 and $4.8 million for the quarter ended March 31, 2000. Our return on average equity was 17.2% for the quarter ended March 31, 2001 and 18.3% for the quarter ended March 31, 2000. The increase in net income is a direct result of the increase in capital from the offerings in the first quarter of 2001. As previously mentioned, the new capital allowed us to grow the balance sheet and ultimately grow earnings. The table below shows our net interest income, gain on sale of mortgage-backed securities and G&A expenses each as a percentage of average equity, and the return on average equity for the quarters ended March 31, 2001, the year ended December 31, 2000, and for the four quarters in 2000.

                     COMPONENTS OF RETURN ON AVERAGE EQUITY

                    (Ratios for all Quarters are annualized)

                                                          Gain on Sale of
                                          Net Interest    Mortgage-Backed         G&A         Return on
                                         Income/Average  Securities/Average Expenses/Average   Average
                                             Equity           Equity             Equity         Equity
                                         --------------  ------------------ ----------------  ---------
For the Quarter Ended March 31, 2001         18.54%            0.56%             1.90%          17.20%
-------------------------------------------------------------------------------------------------------
For the Year Ended December 31, 2000         14.31%            1.72%             1.94%          14.09%
For the Quarter Ended December 30, 2000      11.90%            3.09%             2.11%          12.88%
For the Quarter Ended September 30, 2000     12.08%            3.05%             1.84%          13.29%
For the Quarter Ended June 30, 2000          15.61%            0.24%             1.85%          14.00%
For the Quarter Ended March 31, 2000         20.07%            0.40%             2.19%          18.28%

FINANCIAL CONDITION

         MORTGAGE-BACKED SECURITIES

         All of our mortgage-backed securities at March 31, 2001 were adjustable-rate or fixed-rate mortgage-backed securities backed by single-family mortgage loans. All of the mortgage assets underlying these mortgage-backed securities were secured with a first lien position on the underlying single-family properties. All our mortgage-backed securities were FHLMC, FNMA or GNMA mortgage pass-through certificates or CMOs, which carry an implied "AAA" rating. We mark-to-market all of our earning assets at liquidation value.

         We accrete discount balances as an increase in interest income over the life of discount mortgage-backed securities and we amortize premium balances as a decrease in interest income over the life of premium mortgage-backed securities. At March 31, 2001 and 2000, we had on our balance sheet a total of $1.6 million and $1.2 million respectively, of unamortized discount (which is the difference between the remaining principal value and current historical amortized cost of our mortgage-backed securities acquired at a price below principal value) and a total of $43.6 million and $23.0 million, respectively, of unamortized premium (which is the difference between the remaining principal value and the current historical amortized cost of our mortgage-backed securities acquired at a price above principal value).

         We received mortgage principal repayments of $94.4 million for the quarter ended March 31, 2001 and $31.2 million for the quarter ended March 31, 2000. Given our current portfolio composition, if mortgage principal prepayment rates were to increase over the life of our mortgage-backed securities, all other factors being equal, our net interest income would decrease during the life of these mortgage-backed securities as we would be required to amortize our net premium balance into income over a shorter time period. Similarly, if mortgage principal prepayment rates were to decrease over the life of our mortgage-backed securities, all other factors being equal, our net interest income would increase during the life of these mortgage-backed securities, as we would amortize our net premium balance over a longer time period.

         The table below summarizes our mortgage-backed securities at March 31, 2001, December 31, 2000, September 30, 2000, June 30, 2000, and March 31, 2000.

                           MORTGAGE-BACKED SECURITIES

                                                                                                 Estimated
                                                                      Amortized                    Fair       Weighted
                                                Net     Amortized  Cost/Principal Estimated   Value/Principal  Average
                            Principal Value   Premium      Cost         Value     Fair Value       Value        Yield
                            ---------------   -------   ---------  -------------- ----------  --------------- --------
                                                        (dollars in thousands)
At March 31, 2001              $3,455,436     $42,023   $3,497,459    101.22%     $3,500,610      101.31%       6.43%
----------------------------------------------------------------------------------------------------------------------
At December 31, 2000           $1,967,967     $23,296   $1,991,263    101.18%     $1,978,219      100.52%       7.09%
At September 30, 2000          $1,669,997     $21,878   $1,691,875    101.31%     $1,664,136       99.65%       7.23%
At June 30, 2000               $1,464,968     $20,893   $1,485,861    101.43%     $1,450,853       99.04%       7.32%
At March 31, 2000              $1,448,875     $21,826   $1,470,701    101.51%     $1,436,389       99.14%       7.02%

         The tables below set forth certain characteristics of our mortgage-backed securities. The index level for adjustable-rate mortgage-backed securities is the weighted average rate of the various short-term interest rate indices, which determine the coupon rate.

            ADJUSTABLE-RATE MORTGAGE-BACKED SECURITY CHARACTERISTICS

                                                                      Weighted                             Principal Value
                                 Weighted                             Average                   Weighted    at Period End
                                 Average    Weighted     Weighted     Term to      Weighted     Average     as % of Total
                      Principal  Coupon     Average    Average Net      Next       Average       Asset     Mortgage-Backed
                        Value      Rate   Index Level     Margin     Adjustment  Lifetime Cap    Yield        Securities
                      ---------  -------- -----------  -----------   ----------  ------------   --------   ---------------
                                                             (dollars in thousands)
At March 31, 2001     $2,495,296  7.01%      5.14%        1.87%      26 months      11.57%       6.35%          72.21%
--------------------------------------------------------------------------------------------------------------------------
At December 31, 2000  $1,454,356  7.61%      5.76%        1.85%      15 months      11.47%       7.24%          73.90%
At September 30, 2000 $1,203,268  7.64%      5.93%        1.71%      13 months      11.01%       7.36%          72.05%
At June 30, 2000        $986,046  7.53%      6.02%        1.51%       9 months      10.41%       7.46%          67.31%
At March 31, 2000       $957,419  7.18%      5.63%        1.55%      10 months      10.59%       7.06%          66.08%

               FIXED-RATE MORTGAGE-BACKED SECURITY CHARACTERISTICS

                                                                            Principal Value
                                              Weighted        Weighted       as % of Total
                                           Average Coupon      Average      Mortgage-Backed
                          Principal Value       Rate         Asset Yield      Securities
                          ---------------  --------------    -----------    ---------------
                                                (dollars in thousands)
At March 31, 2001            $960,140           6.79%           6.69%           27.79%
-------------------------------------------------------------------------------------------
At December 31, 2000         $513,611           6.62%           6.68%           26.10%
At September 30, 2000        $466,729           6.58%           6.92%           27.95%
At June 30, 2000             $478,922           6.58%           7.05%           32.69%
At March 31, 2000            $491,456           6.58%           7.04%           33.92%

         At March 31, 2001 and December 31, 2000 we held mortgage-backed securities with coupons linked to the one-year, three-year, and five-year Treasury indices, one-month LIBOR, 12 month cumulative avereage one-year treasury, and the six-month CD rate.


               ADJUSTABLE-RATE MORTGAGE-BACKED SECURITIES BY INDEX
                                 MARCH 31, 2001

                                                                  12 Month
                                                                 Cumulative      1-Year        3-Year
                                      One-Month   Six-Month CD   Ave. 1-Year    Treasury      Treasury       5-Year
                                        LIBOR         Rate        Treasury        Index        Index     Treasury Index
                                      ---------   ------------   -----------    --------      --------   --------------
Weighted Average Adjustment
  Frequency                              1 mo.         6 mo.         1 mo.        12 mo.       36 mo.        60 mo.

Weighted Average Term to Next
  Adjustment                             1 mo.         1 mo.         1 mo.        36 mo.       16 mo.        38 mo.

Weighted Average Annual Period Cap        None         1.00%          None         2.00%        2.00%         1.76%

Weighted Average Lifetime Cap at
  March 31, 2001                         9.11%        11.36%        10.60%        12.40%       12.66%        12.44%

Mortgage Principal Value as
  Percentage of Mortgage-Backed
  Securities at March 31, 2001          17.59%         0.64%         1.04%        49.26%        3.06%         0.62%


               ADJUSTABLE-RATE MORTGAGE-BACKED SECURITIES BY INDEX
                                DECEMBER 31, 2000

                                                                                           3-Year
                                               One-Month     Six-Month       1-Year       Treasury        5-Year
                                                 LIBOR        CD Rate    Treasury Index     Index     Treasury Index
                                               ---------     ---------   --------------   --------    --------------
Weighted Average Adjustment Frequency              1 mo.        6 mo.         12 mo.        36 mo.        60 mo.
Weighted Average Term to Next Adjustment           1 mo.        2 mo.         23 mo.        20 mo.        40 mo.
Weighted Average Annual Period Cap                  None        1.00%          1.98%         2.00%         1.76%
Weighted Average Lifetime Cap at
  December 31, 2000                                9.11%       11.37%         12.61%        13.24%        12.42%
Mortgage Principal Value as Percentage of
  Mortgage-Backed Securities at
  December 31, 2000                               24.08%       1.21%%         44.52%         2.97%         1.12%

         INTEREST RATE AGREEMENTS

         Interest rate agreements are assets that are carried on a balance sheet at estimated liquidation value. We have not entered into any interest rate agreements since our inception.

         BORROWINGS

         To date, our debt has consisted entirely of borrowings collateralized by a pledge of our mortgage-backed securities. These borrowings appear on our balance sheet as repurchase agreements. At March 31, 2001, we had established uncommitted borrowing facilities in this market with twenty lenders in amounts, which we believe, are in excess of our needs. All of our mortgage-backed securities are currently accepted as collateral for these borrowings. However, we limit our borrowings, and thus our potential asset growth, in order to maintain unused borrowing capacity and thus increase the liquidity and strength of our balance sheet.

         For the quarters ended March 31, 2001 and 2000, the term to maturity of our borrowings ranged from one day to 6 months, with a weighted average original term to maturity of 57 days at March 31, 2001. At March 31, 2001, the weighted average cost of funds for all of our borrowings was 5.22% and the weighted average term to next rate adjustment was 26 days. At March 31, 2000, the term to maturity ranged from one day to 3 months, with a weighted average original term of 55 days. The weighted average cost of funds for all of our borrowings 5.96% and weighted average term to the next adjustment was 31 days.

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

         STOCKHOLDERS' EQUITY

         We use "available-for-sale" treatment for our mortgage-backed securities; we carry these assets on our balance sheet at estimated market value rather than historical amortized cost. Based upon this "available-for-sale" treatment, our equity base at March 31, 2001 was $251.9 million, or $9.80 per share. If we had used historical amortized cost accounting, our equity base at March 31, 2001 would have been $248.7 million, or $9.67 per share. Our equity base at March 31, 2000 was $108.9 million, or $7.84 per share. If we had used historical amortized cost accounting, our equity base at March 31, 2000 would have been $143.3 million, or $10.31 per share. During the quarter ended March 31, 2001, the Company raised $99.3 million in offerings. During the quarter ended March 31, 2001, the Company raised additional capital in the amount of $2.3 million through its direct purchase program.

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

                           UNREALIZED GAINS AND LOSSES

                             (dollars in thousands)

                                                    At March 31,            At December 31,
                                                        2001                     2000
                                               ------------------------ ------------------------
Unrealized Gain                                                $12,606                  $ 3,020
Unrealized Loss                                                (9,455)                 (16,064)
                                               ------------------------ ------------------------
Net Unrealized Gain (Loss)                                      $3,151                ($13,044)
                                               ======================== ========================

Net Unrealized Gain (Loss) as % of Mortgage-
  Backed Securities Principal Value                              0.09%                  (0.66%)
Net Unrealized Gain (Loss) as % of Mortgage-
  Backed Securities Amortized Cost                               0.09%                  (0.66%)

         Unrealized changes in the estimated net market value of mortgage-backed securities have one direct effect on our potential earnings and dividends: positive market-to-market changes increase our equity base and allow us to increase our borrowing capacity while negative changes tend to limit borrowing capacity under our capital investment policy. A very large negative change in the net market value of our mortgage-backed securities might impair our liquidity position, requiring us to sell assets with the likely result of realized losses upon sale. "Unrealized Gains on Available for Sale Securities" was $3.2 million, or 0.09% of the amortized cost of our mortgage-backed securities at March 31, 2001. "Unrealized Losses on Available for Sale Securities" was $13.0 million or 0.66% of the amortized cost of our mortgage-backed securities at December 31, 2000.

         The table below shows our equity capital base as reported and on a historical amortized cost basis at March 31, 2001, December 31,2000, September 30, 2000, June 30, 2000 and March 31,2000. Issuances of common stock, the level of GAAP earnings as compared to dividends declared, and other factors influence our historical cost equity capital base. The GAAP reported equity capital base is influenced by these factors plus changes in the "Net Unrealized Losses on Assets Available for Sale" account.

                              STOCKHOLDERS' EQUITY

                                           Net Unrealized                    Historical
                           Historical    Gains (Losses) on  GAAP Reported  Amortized Cost    GAAP Reported
                         Amortized Cost   Assets Available   Equity Base     Equity Per       Equity (Book
                           Equity Base        for Sale       (Book Value)       Share       Value) Per Share
                         --------------  -----------------  -------------  --------------   ----------------
                                            (dollars in thousands, except per share data)
At March 31, 2001           $248,732            $3,151         $251,883         $9.67            $9.80
------------------------------------------------------------------------------------------------------------
At December 31, 2000        $148,686         ($13,044)         $135,642        $10.24            $9.34
At September 30, 2000       $146,446         ($27,739)         $118,707        $10.24            $8.30
At June 30, 2000            $145,448         ($35,008)         $110,440        $10.24            $7.77
At March 31, 2000           $143,279         ($34,313)         $108,966        $10.31            $7.84

         LEVERAGE

         Our debt-to-GAAP reported equity ratio at March 31, 2001 and, 2000 was 12.4:1 and 12:1, respectively. We generally expect to maintain a ratio of debt-to-equity of between 8:1 and 12:1, although the ratio may vary from this range from time to time based upon various factors, including our management's opinion of the level of risk of our assets and liabilities, our liquidity position, our level of unused borrowing capacity and over-collateralization levels required by lenders when we pledge assets to secure borrowings.

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

         OTHER MATTERS

         We calculate that our qualified REIT assets, as defined in the Internal Revenue Code, are 99.4% and 99.5% of our total assets at March 31, 2001 and 2000, as compared to the Internal Revenue Code requirement that at least 75% of our total assets be qualified REIT assets. We also calculate that 99.4% and 99.5% of our revenue qualifies for the 75% source of income test, and 100% of its revenue qualifies for the 95% source of income test, under the REIT rules for the years ended March 31, 2001 and 2000, respectively. We also met all REIT requirements regarding the ownership of our common stock and the distribution of our net income. Therefore, as of March 31, 2001 and 2000, we believe that we qualified as a REIT under the Internal Revenue Code.

         We at all times intend to conduct our business so as not to become regulated as an investment company under the Investment Company Act. If we were to become regulated as an investment company, then our use of leverage would be substantially reduced. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" (qualifying interests). Under current interpretation of the staff of the SEC, in order to qualify for this exemption, we must maintain at least 55% of our assets directly in qualifying interests. In addition, unless certain mortgage securitites represent all the certificates issued with respect to an underlying pool of mortgages, the mortgage-backed securities may be treated as securities separate from the underlying mortgage loans and, thus, may not be considered qualifying interests for purposes of the 55% requirement. We calculate that as of March 31, 2001 and 2000 we were in compliance with this requirement.

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

         Our profitability and the value of our portfolio may be adversely affected during any period as a result of changing interest rates. The following table quantifies the potential changes in net interest income and portfolio value should interest rates go up or down 200 basis points, assuming the yield curves of the rate shocks will be parallel to each other and the current yield curve. All changes in income and value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at March 31, 2001 and various estimates regarding prepayment and all activities are made at each level of rate shock. Actual results could differ significantly from these estimates.

                                   Projected Percentage Change in    Projected Percentage Change in
        Change in Interest Rate          Net Interest Income                 Portfolio Value
--------------------------------------------------------------------------------------------------------
-200 Basis Points                                69%                               2%
-100 Basis Points                                32%                               1%
-50 Basis Points                                 16%                               1%
Base Interest Rate
+50 Basis Points                                (20%)                             (1%)
+100 Basis Points                               (40%)                             (2%)
+200 Basis Points                               (81%)                             (6%)


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

         The following table sets forth the estimated maturity or repricing of our interest-earning assets and interest-bearing liabilities at March 31, 2001. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except adjustable-rate loans, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature. Mortgage-backed securities reflect estimated prepayments that were estimated based on analyses of broker estimates, the results of a prepayment model that we utilized and empirical data. Our management believes that these assumptions approximate actual experience and considers them reasonable; however, the interest rate sensitivity of our assets and liabilities in the table could vary substantially if different assumptions were used or actual experience differs from the historical experience on which the assumptions are based.

                                 (IN THOUSANDS)


                                                                          More than 1      3 Years and
                                      Within 3 Months    4-12 Months    Year to 3 Years        Over           Total
                                     ---------------- ----------------- ---------------- ---------------- --------------
                                                                        (in thousands)
Rate Sensitive Assets:
  Mortgage-Backed Securities                 647,058           298,173          625,285        1,884,920      3,455,436

Rate Sensitive Liabilities:
  Repurchase Agreements                    3,027,964            90,336                                        3,118,300
                                     ---------------- ----------------- ---------------- ---------------- --------------

Interest rate sensitivity gap            (2,380,906)           207,837          625,285        1,884,920        337,136
                                     ================ ================= ================ ================ ==============

Cumulative rate sensitivity gap          (2,380,906)       (2,173,069)      (1,547,784)          337,136
                                     ================ ================= ================ ================ ==============

Cumulative interest rate
sensitivity gap as a percentage of
total rate-sensitive assets                  (69%)            (62%)             (45%)             10%

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


                             ANNALY MORTGAGE MANAGEMENT, INC.

Dated:   May 11, 2001        By:/s/  Michael A.J. Farrell
                                -------------------------
                             Michael A.J. Farrell
                             Chairman of the Board and Chief Executive Officer
                             (authorized officer of registrant)

Dated:   May 11, 2001        By:/s/  Kathryn F. Fagan
                                ---------------------
                             Kathryn F. Fagan
                             Chief Financial Officer and Treasurer
                             (principal accounting officer)