Form 10-Q
period 2001-06-30
ANNALY MORTGAGE MANAGEMENT INC
filed 2001-08-10
CIK 1043219

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2001

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

                                  Yes X No____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the last practicable date:

         Class                         Outstanding at August 10, 2001
Common Stock, $.01 par value                     44,677,759

                        ANNALY MORTGAGE MANAGEMENT, INC.

                                    FORM 10-Q

                                      INDEX


Part I.     FINANCIAL INFORMATION

   Item 1.     Financial Statements:

     Statements of Financial Condition- June 30, 2001 (Unaudited) and December 31, 2000                            1

     Statements of Operations (Unaudited) for the quarters and six months ended June 30, 2001 and 2000             2

     Statements of Stockholders' Equity (Unaudited) for the six months ended June 30, 2001                         3

     Statements of Cash Flows (Unaudited) for the quarters and six months ended June 30, 2001 and 2000             4

     Notes to Financial Statements (Unaudited)                                                                   5-11

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations                    12-23

Item 3. Quantitative and Qualitative Disclosure about Market Risk                                                24-25

PART II.     OTHER INFORMATION

Item 1.     Legal Proceedings                                                                                     26

Item 2.     Changes in Securities and Use of Proceeds                                                             26

Item 3.     Defaults Upon Senior Securities                                                                       26

Item 4.     Submission of Matters to a Vote of Security Holders                                                   26

Item 5.     Other Information                                                                                     26

Item 6.     Exhibits and Reports on Form 8-K                                                                      26

SIGNATURES


                         ANNALY MORTGAGE MANAGEMENT, INC
                        STATEMENTS OF FINANCIAL CONDITION


                                                                              JUNE 30, 2001                  DECEMBER 31,
                                                                               (UNAUDITED)                       2000
                                                                          -----------------------       ------------------------
                         ASSETS

Cash and cash equivalents                                                           $    115,251                       $113,061
Mortgage-Backed Securities, at fair value                                          5,572,287,848                  1,978,219,376
Receivable for Mortgage-Backed Securities sold                                         5,508,019                     44,933,631
Accrued interest receivable                                                           32,189,910                     11,502,482
Other assets                                                                             217,391                        260,238
                                                                          -----------------------       ------------------------
Total assets                                                                      $5,610,318,419                 $2,035,028,788
                                                                          =======================       ========================

              LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

  Repurchase agreements                                                           $4,481,816,000                 $1,628,359,000
  Payable for Mortgage-Backed Securities purchased                                   641,648,805                    258,798,138
  Accrued interest payable                                                            18,226,032                      8,314,414
  Dividends payable                                                                   17,870,698                      3,630,745
  Accounts payable                                                                       806,324                        284,105
                                                                          -----------------------       ------------------------
Total liabilities                                                                  5,160,367,859                  1,899,386,402
                                                                          -----------------------       ------------------------

Stockholders' Equity:
  Common stock: par value $.01 per share; 100,000,000
    Authorized, 44,676,744 and 14,522,978 shares issued
    and outstanding, respectively                                                        446,767                        145,230
  Additional paid-in capital                                                         442,603,203                    147,844,861
  Accumulated other comprehensive gain (loss)                                          4,860,055                   (13,044,259)
  Retained earnings                                                                    2,040,535                        696,554
                                                                          -----------------------       ------------------------=
Total stockholders' equity                                                           449,950,560                    135,642,386
                                                                          -----------------------       ------------------------
Total liabilities and stockholders' equity                                        $5,610,318,419                 $2,035,028,788
                                                                          =======================       ========================

See notes to financial statements

                         ANNALY MORTGAGE MANAGEMENT, INC
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                              FOR THE             FOR THE             FOR THE SIX           FOR THE SIX
                                           QUARTER ENDED       QUARTER ENDED          MONTHS ENDED          MONTHS ENDED
                                             JUNE 30,             JUNE 30,              JUNE 30,             JUNE 30,
                                               2001                2000                   2001                 2000
                                          ----------------   ------------------    -----------------    ------------------
INTEREST INCOME:
  Mortgage-Backed Securities
     and cash equivalents                     $64,789,651          $25,734,520         $107,224,072           $50,351,302

INTEREST EXPENSE:
  Repurchase agreements                        45,283,966           21,453,016           78,737,043            40,745,970
                                          ----------------    -----------------    -----------------    ------------------

NET INTEREST INCOME                            19,505,685            4,281,504           28,487,029             9,605,332

GAIN ON SALE OF MORTGAGE-BACKED
SECURITIES                                        481,936               64,774              751,414               171,627

GENERAL AND ADMINISTRATIVE
EXPENSES                                        1,392,778              507,322            2,313,327             1,089,641
                                          ----------------    -----------------    -----------------    ------------------
NET INCOME                                     18,594,843            3,838,956           26,925,116             8,687,318
                                          ----------------    -----------------    -----------------    ------------------

OTHER COMPREHENSIVE INCOME
  Unrealized gain (loss) on available-
    for-sale securities                         2,191,109            (630,080)           18,655,728             2,732,059
  Less:  reclassification adjustment
   for net gains included in net income         (481,936)             (64,774)            (751,414)             (171,627)
                                          ----------------    -----------------    -----------------    ------------------
  Other comprehensive gain (loss)               1,709,173            (694,854)           17,904,314             2,560,432
                                          ----------------    -----------------    -----------------    ------------------

COMPREHENSIVE INCOME                          $20,304,016          $ 3,144,102          $44,829,430           $11,247,750
                                          ================    =================    =================    ==================
NET INCOME PER SHARE:
  Basic                                             $0.48                $0.27                $0.89                 $0.63
                                          ================    =================    =================    ==================
  Diluted                                           $0.48                $0.26                $0.88                 $0.61
                                          ================    =================    =================    ==================

AVERAGE NUMBER OF SHARES OUTSTANDING:
  Basic                                        38,473,928           14,039,741           30,138,057            13,850,140
                                          ================    =================    =================    ==================
  Diluted                                      39,054,488           14,631,940           30,758,235            14,152,881
                                          ================    =================    =================    ==================

See notes to financial statements

                         ANNALY MORTGAGE MANAGEMENT, INC
                        STATEMENT OF STOCKHOLDER'S EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001

                                   (UNAUDITED)


                                               COMMON      ADDITIONAL                                   OTHER
                                               STOCK        PAID-IN      COMPREHENSIVE    RETAINED  COMPREHENSIVE
                                             PAR VALUE      CAPITAL         INCOME        EARNINGS      INCOME          TOTAL
                                           -----------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000                    $145,230    $147,844,861                      $696,554  ($13,044,259)   $135,642,386

  Net Income                                                                $8,330,273     8,330,273
  Other comprehensive income:
    Unrealized net gains on securities,
      net of reclassification adjustment                                    16,195,141                  16,195,141
                                                                        ---------------
  Comprehensive income                                                     $24,525,414                                  24,525,414
                                                                        ===============
  Exercise of stock options                        259        113,973                                                      114,232
  Proceeds from direct purchase                     26         27,601                                                       27,627
  Proceeds from offerings                      111,500     99,172,361                                                   99,283,861
  Dividends declared for the quarter
    ended March 31, 2001,
    $0.35 per average share                                                               (7,710,438)                   (7,710,438)

                                           -----------------------------                  ------------------------------------------
BALANCE, MARCH 31, 2001                       $257,015    $247,158,796                    $1,316,389    $3,150,882    $251,883,082

  Net Income                                                               $18,594,843    18,594,843
  Other comprehensive income:
    Unrealized net gains on securities,
      net of reclassification adjustment                                     1,709,173                   1,709,173
                                                                         --------------
  Comprehensive income                                                     $20,304,016                                  20,304,016
                                                                         ==============
  Exercise of stock options                        549         306,532                                                     307,081
  Proceeds from direct purchase                     18          24,285                                                      24,303
  Proceeds from offering                       189,185     195,113,590                                                 195,302,775
  Dividends declared for the quarter
    ended June 30, 2001,
    $0.40 per average share                                                              (17,870,697)                  (17,870,697)
                                           =============================                 ===========================================
BALANCE, JUNE 30, 2001                        $446,767    $442,603,203                    $2,040,535    $4,860,055    $449,950,560
                                           =============================                 ===========================================


See notes to financial statements

                         ANNALY MORTGAGE MANAGEMENT, INC
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                      FOR THE               FOR THE
                                                   QUARTER ENDED         QUARTER ENDED          FOR THE SIX           FOR THE SIX
                                                       JUNE 30,              JUNE 30,           MONTHS ENDED         MONTHS ENDED
                                                         2001                  2000               JUNE 30, 2001      JUNE 30,  2000
                                                 ------------------     -----------------     ------------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                          $18,594,843           $3,838,956            $26,925,116            $8,687,318
  Adjustments to reconcile net income to net
      cash provided by operating activities:
      amortization of mortgage premiums
        and discounts, net                              6,724,306              519,905              8,937,789               994,611
      Gain on sale of Mortgage-Backed
        Securities                                      (481,936)             (64,774)              (751,414)             (171,627)
      Increase in accrued interest receivable        (10,084,919)            (128,822)           (20,687,428)              (40,928)
      (Decrease) increase in other assets                 105,788             (30,959)                 42,847              (49,254)
      Increase (decrease) in accrued interest
        Payable                                         3,531,348              678,168              9,911,618             (564,726)
      Increase (decrease)  in accounts payable            226,559                (568)                522,219               107,227
                                                 ------------------    -----------------     ------------------     ----------------
          Net cash provided by operating
               activities                              18,615,989            4,811,906             24,900,747             8,962,621
                                                 ------------------    -----------------     ------------------     ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchase of Mortgage-Backed Securities        (2,148,120,233)         (85,683,125)        (3,986,508,656)         (174,111,811)
    Proceeds from sale of Mortgage-Backed
       Securities                                     196,795,004           18,877,266            348,683,093            88,659,898
    Principal payments of Mortgage-Backed
       Securities                                     381,341,586           38,538,346            475,751,309            69,724,277
                                                                                                                    ----------------
                                                 ------------------    -----------------     ------------------
          Net cash used in investing
             activities                           (1,569,983,643)         (28,267,513)        (3,162,074,254)          (15,727,636)
                                                 ------------------    -----------------     ------------------     ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from repurchase agreements              11,649,453,000        3,414,378,000         18,675,926,527         6,516,210,500
  Principal payments on repurchase
     agreements                                  (10,285,937,000)      (3,388,683,500)       (15,822,469,527)       (6,504,824,250)
  Proceeds from exercise of stock options                 307,081                8,125                421,313               146,621
  Proceeds from direct purchase                            24,303            2,583,471                 51,930             4,900,090
  Proceeds from offerings                             195,302,775            -                    294,586,636             -
  Dividends paid                                      (7,710,437)          (4,864,891)           (11,341,182)           (9,618,352)
                                                 ------------------    -----------------     ------------------     ----------------
     Net cash provided by
        financing Activities                        1,551,439,722           23,421,205          3,137,175,697             6,814,609
                                                 ------------------    -----------------     ------------------     ----------------
Net increase (decrease) in cash and cash
  Equivalents                                              72,068             (34,402)                  2,190                49,594
Cash and cash equivalents, beginning of
  period                                                   43,183              155,914                113,061                71,918
                                                 ------------------    -----------------     ------------------     ----------------
Cash and cash equivalents, end of period                $ 115,251            $ 121,512              $ 115,251             $ 121,512
                                                 ==================    =================     ==================     ================
Supplemental disclosure of cash flow Information:
  Interest paid                                       $41,752,619          $20,774,848            $68,825,425           $41,310,696
                                                 ==================    =================     ==================     ================
Noncash financing activities:
  Net change in unrealized losses on
     available-for-sale securities                     $1,709,173           ($694,854)            $17,904,314            $2,560,432
                                                 ==================    =================     ==================     ================
  Dividends declared, not yet paid                    $17,870,698           $4,262,402            $17,870,698            $4,262,402
                                                 ==================    =================     ==================     ================

See notes to financial statements

ANNALY MORTGAGE MANAGEMENT, INC
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 2001
(UNAUDITED)
--------------------------------------------------------------------------------


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

         Unrealized losses on Mortgage-Backed Securities that are considered other than temporary, as measured by the amount of decline in fair value attributable to factors other than temporary, are recognized in income and the cost basis of the Mortgage-Backed Securities is adjusted. There were no such adjustments for the six months ended June 30, 2001 and the year ended December 31, 2000.

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

         CREDIT RISK - At June 30, 2001 and December 31, 2000, the Company has limited its exposure to credit losses on its portfolio of Mortgage-Backed Securities by only purchasing securities issued by Federal Home Loan Mortgage Corporation "FHLMC"), Federal National Mortgage Association ("FNMA"), or Government National Mortgage Association ("GNMA"). The payment of principal and interest on the FHLMC and FNMA Mortgage-Backed Securities are guaranteed by those respective agencies and the payment of principal and interest on the GNMA Mortgage-Backed Securities are backed by the full-faith-and-credit of the U.S. government. At June 30, 2001 and December 31, 2000 all of the Company's Mortgage-Backed Securities have an implied "AAA" rating.

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

2.    MORTGAGE-BACKED SECURITIES

         The following table pertains to the Company's Mortgage-Backed Securities classified as available-for-sale as of June 30, 2001, which are carried at their fair value:


                                         FEDERAL HOME          FEDERAL NATIONAL           GOVERNMENT
                                         LOAN MORTGAGE             MORTGAGE             NATIONAL MORTGAGE    TOTAL MORTGAGE-
                                          CORPORATION              ASSOCIATION            ASSOCIATION        BACKED SECURITIES
                                 ----------------------------------------------------------------------------------------------

Mortgage-Backed
  Securities, gross                     $2,821,258,185           $2,541,669,494            $135,307,356         $5,498,235,035

Unamortized discount                       (1,787,737)              (1,093,772)            -                       (2,881,509)
Unamortized premium                         31,730,127               38,026,329               2,317,811             72,074,267
                                 ----------------------------------------------------------------------------------------------

Amortized cost                           2,851,200,575            2,578,602,051             137,625,167          5,567,427,793

Gross unrealized gains                      12,410,587                6,834,892                  76,675             19,322,154
Gross unrealized losses                    (7,162,492)              (6,976,234)               (323,373)           (14,462,099)
                                ----------------------------------------------------------------------------------------------

Estimated fair value                    $2,856,448,670           $2,578,460,709            $137,378,469         $5,572,287,848
                                ===============================================================================================



                                                          GROSS UNREALIZED           GROSS UNREALIZED     ESTIMATED FAIR VALUE
                                     AMORTIZED COST              GAIN                     LOSS
                                 ----------------------------------------------------------------------------------------------
Adjustable rate                         $4,058,819,502              $18,239,018            ($6,918,191)         $4,070,140,329

Fixed rate                               1,508,608,291                1,083,136             (7,543,908)          1,502,147,519
                                 ----------------------------------------------------------------------------------------------

Total                                   $5,567,427,793              $19,322,154           ($14,462,099)         $5,572,287,848
                                 ==============================================================================================

         The following table pertains to the Company's Mortgage-Backed Securities classified as available-for-sale as of December 31, 2000, which are carried at their fair value:


                                        FEDERAL HOME            FEDERAL NATIONAL         GOVERNMENT
                                       LOAN MORTGAGE                MORTGAGE           NATIONAL MORTGAGE      TOTAL MORTGAGE-
                                        CORPORATION                ASSOCIATION            ASSOCIATION         BACKED SECURITIES
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
                                 ====================== ======================== ======================= ======================

                                                                  GROSS UNREALIZED       GROSS UNREALIZED     ESTIMATED FAIR
                                       AMORTIZED COST                   GAIN                   LOSS                VALUE
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
                                 ====================== ======================== ======================= ======================

         The adjustable rate Mortgage-Backed Securities are limited by periodic caps (generally interest rate adjustments are limited to no more than 1% every six months) and lifetime caps. The weighted average lifetime cap was 11.4% at June 30, 2001 and 11.5% at December 31, 2000.

         During the six months ended June 30, 2001, the Company realized $751,414 in gains from sales of Mortgage-Backed Securities. During the six months ended June 30, 2000, the Company realized $171,627 in gains from sales of Mortgage-Backed Securities.

3.    REPURCHASE AGREEMENTS

         The Company had outstanding $4,481,816,000 and $1,682,359,000 of repurchase agreements with a weighted average borrowing rate of 4.06% and 6.55% and a weighted average remaining maturity of 87 days and 29 days as of June 30, 2001 and December 31, 2000, respectively.

         At June 30, 2001 and December 31, 2000, the repurchase agreements had the following remaining maturities:

                              JUNE 30, 2001              DECEMBER 31, 2000
                       --------------------------- ---------------------------

Within 30 days                     $2,475,769,000              $1,135,886,000
30 to 59 days                       1,310,660,000                 363,810,000
60 to 89 days                          95,287,000                  48,845,000
90 to 119 days                     -                           -
Over 120 days                         600,100,000                  79,818,000
                       --------------------------- ---------------------------
Total                              $4,481,816,000              $1,628,359,000
                       =========================== ===========================

4.    COMMON STOCK

         During the six months ended June 30, 2001, 80,828 options were exercised or shares granted under the long-term compensation plan at $421,313. Also, 4,438 shares were purchased in the dividend reinvestment and direct purchase program at $51,931. The Company completed an offering of common stock during the second quarter of 2001 issuing 18,918,500 shares, with aggregate net proceeds of $195.3 million. Offerings for 11,150,000 shares were completed during the first quarter for aggregate net proceeds or $99.3 million. During the year ended December 31, 2000, the number of stock options exercised was 47,499, with an aggregate purchase price of $198,762. The number of shares issued in the dividend reinvestment and direct purchase plan was 894,163 with an aggregate purchase price of $7,392,859.

         During the Company's quarter ending June 30, 2001, the Company declared dividends to shareholders totaling $17,870,698 or $0.40 per share, which was paid on July 27, 2001. During the year ended December 31, 2000, the Company declared dividends to shareholders totaling $16,333,252, or $1.15 per share, of which $12,702,507 was paid during the year and $3,630,745 was paid on January 30,2001.

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

         For the quarter ended June 30, 2001, the reconciliation is as follows:

                                                      For the Quarter Ended June 30, 2001
                                   ------------------------------------------------------------------------
                                            Income                     Shares               Per-Share
                                         (Numerator)                (Denominator)             Amount

Net income                                    $18,594,843
                                   -----------------------

Basic earnings per share                       18,594,843              38,473,928                    $0.48
                                                                                   ========================

Effect of dilutive securities:

  Dilutive stock options                                                  580,560

                                   -----------------------------------------------
  Diluted earnings per share                  $18,594,843              39,054,488                    $0.48
                                   =========================================================================

         For the six months ended June 30, 2001, the reconciliation is as follows:


                                                  For the Six Months Ended June 30, 2001
                                   ------------------------------------------------------------------------
                                            Income                     Shares               Per-Share
                                         (Numerator)                (Denominator)             Amount

Net income                                    $26,925,116
                                   -----------------------
Basic earnings per share                       26,925,116              30,138,057                    $0.89
                                                                                   ========================
Effect of dilutive securities:
  Dilutive stock options                                                  620,178

                                   -----------------------------------------------
  Diluted earnings per share                  $26,925,116              30,758,235                    $0.88
                                   ========================================================================

         Options to purchase 822,394 shares were outstanding during the quarter ended June 30, 2001 and were dilutive as the exercise price of between $4.00 and $11.25 was less than the average stock price for the quarter of $12.21. Options to purchase 6,250 shares of stock were outstanding and not considered dilutive. The exercise price of $13.69 was greater than the average stock price for the quarter of $12.21. Options to purchase 822,394 shares were outstanding during the six months ended June 30, 2001 and were dilutive as the exercise price of between $4.00 and $11.25 was less than the average stock price for the six months of $11.43. Options to purchase 6,250 shares of stock were outstanding and not considered dilutive. The exercise price of $13.69 was greater than the average stock price for the six months of $12.21.

         For the quarter ended June 30, 2000, the reconciliation is as follows:

                                                      For the Quarter Ended June 30, 2000
                                   ------------------------------------------------------------------------
                                            Income                     Shares               Per-Share
                                         (Numerator)                (Denominator)             Amount
Net income                                     $3,838,956
                                   -----------------------

Basic earnings per share                        3,838,956              14,039,741                    $0.27
                                                                                   ========================
Effect of dilutive securities:
  Dilutive stock options                                                  592,199

                                   -----------------------------------------------
  Diluted earnings per share                   $3,838,956              14,631,940                    $0.26
                                   ========================================================================


         For the six months ended June 30, 2000, the reconciliation is as follows:


                                                    For the Six Months Ended June 30, 2000
                                   ------------------------------------------------------------------------
                                            Income                     Shares               Per-Share
                                         (Numerator)                (Denominator)             Amount

Net income                                     $8,687,318
                                   -----------------------

Basic earnings per share                        8,687,318              13,850,140                    $0.63
                                                                                   ========================
Effect of dilutive securities:
  Dilutive stock options                                                  302,741

                                   ----------------------------------------------
  Diluted earnings per share                   $8,687,318              14,152,881                    $0.61
                                   ========================================================================

         Options to purchase 653,256 shares were outstanding during the quarter ended June 30, 2000 and were dilutive as the exercise price (between $4.00 and $8.63) was less than the average stock price for the quarter for the Company of $8.69. Options to purchase 155,176 shares of stock were outstanding and not considered dilutive. The exercise price (between $8.94 and $11.25) was greater than the average stock price for the quarter of $8.69. Options to purchase 354,256 shares were outstanding during the six months ended June 30, 2000 and were dilutive as the exercise price (between $4.00 and $8.13) was less than the average stock price for the six months for the Company of $8.47. Options to purchase 454,176 shares of stock were outstanding and not considered dilutive. The exercise price (between $8.63 and $11.25) was greater than the average stock price for the six months of $8.47

6.    COMPREHENSIVE INCOME

         The Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Statement No. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. The Company at June 30, 2001 and December 31, 2000 held securities classified as available-for-sale. At June 30, 2001, the net unrealized gain totaled $4,860,055. and at December 31, 2000, the net unrealized loss totaled $13,044,259.

7.    LEASE COMMITMENTS

         The Corporation has a noncancelable lease for office space, which commenced in April 1998 and expires in December 2007.

         The Corporation's aggregate future minimum lease payments are as follows:

         2001                                                    $97,868
         2002                                                    100,515
         2003                                                    110,261
         2004                                                    113,279
         2005                                                    116,388
         2006                                                    119,590
         2007                                                    122,888
                                                       ------------------
         Total remaining lease payments                         $780,789
                                                       ==================



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

RESULTS OF OPERATIONS: FOR THE QUARTER ENDED JUNE 30, 2001 AND 2000

               NET INCOME SUMMARY

         For the quarter ended June 30, 2001, our GAAP net income was $18.6 million, or $0.48 basic earnings per average share, as compared to $3.8 million, or $0.27 basic earnings per average share, for the quarter ended June 30, 2000. We compute our GAAP net income per share by dividing net income by the weighted average number of shares of outstanding common stock during the period, which was 38,473,928 for the quarter ended June 30, 2001 and 14,039,741 for the quarter ended June 30, 2000. Dividends per shares outstanding for the quarter ended June 30, 2001 was $.40 per share, or $17.9 million in total. Dividends per shares outstanding for the quarter ended June 30, 2000 was $.30 per share, or $4.3 million in total. Our annualized return on average equity was 19.42% for the quarter ended June 30, 2001 and 14.00% for the quarter ended June 30, 2000.

         For the six months ended June 30, 2001, our GAAP net income was $26.9 million, or $0.89 basic earnings per average share, as compared to $8.7 million, or $0.63 basic earnings per average share, for the six months ended June 30, 2000. We compute our GAAP net income per share by dividing net income by the weighted average number of shares of outstanding common stock during the period, which was 30,138,057 for the six months ended June 30, 2001 and 13,850,140 for the six months ended June 30, 2000. Dividends per actual shares outstanding for the six months ended June 30, 2001 was $.70 per share, or $25.6 million in total. Our annualized return on average equity was 16.77% for the six months ended June 30, 2001 and 16.10% for the six months ended June 30, 2000.

                               NET INCOME SUMMARY
              (dollars in the thousands, except for per share data)
              -----------------------------------------------------

                                                        QUARTER           QUARTER      SIX MONTHS       SIX MONTHS
                                                         ENDED             ENDED         ENDED            ENDED
                                                        JUNE 30,          JUNE 30,      JUNE 30,         JUNE 30,
                                                          2000              2001          2001             2000
                                                  ----------------------------------------------------------------

Interest Income                                          $64,790          $25,734       $107,224          $50,351
Interest Expense                                          45,284           21,453         78,737           40,746
                                                  ----------------------------------------------------------------
Net Interest Income                                       19,506            4,281         28,487            9,605
Gain on Sale of Mortgage-Backed Securities                   482               65            751              172
General and Administrative Expenses                        1,393              507          2,313            1,090
                                                  ----------------------------------------------------------------
Net Income                                               $18,595          $ 3,839        $26,925           $8,687
                                                  ================================================================

Average Number of Basic Shares Outstanding            38,473,928       14,039,741     30,138,057       13,850,140
Average Number of Diluted Shares Outstanding          39,054,488       14,631,940     30,758,235       14,152,881

Basic Net Income Per Share                                 $0.48            $0.27          $0.89            $0.63
Diluted Net Income Per Share                               $0.48            $0.26          $0.88            $0.61

Average Total Assets                                  $4,566,700       $1,457,152     $3,722,809       $1,456,436
Average Equity                                          $449,951         $109,703       $321,196         $107,911
Annualized Return on Average Assets                        1.63%            1.05%          1.45%            1.20%
Annualized Return on Average Equity                       19.42%           14.00%         16.77%           16.10%

               Interest Income and Average Earning Asset Yield

         We had average earning assets of $4.3 billion and $1.5 billion for the quarters ended June 30, 2001 and 2000, respectively. Our primary source of income for the quarters ended June 30, 2001 and 2000 was interest income. A portion of our income was generated by gains on the sales of our mortgage-backed securities. Our interest income was $64.8 million for the quarter ended June 30, 2001 and $25.7 million for the quarter ended June 30, 2000. Our yield on average earning assets was 6.09% and 6.97% for the same respective periods. Our average earning asset balance increased by $2.7 billion and interest income increased by $39.1 million for the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000, due to the substantial increase in the asset base resulting from the inflow of capital during the quarter.

         We had average earning assets of $3.4 billion and $1.5 billion for the six months ended June 30, 2001 and 2000, respectively. Our interest income was $107.2 million for the six months ended June 30, 2001 and $50.4 million for the six months ended June 30, 2000. Our yield on average earning assets was 6.35% and 6.89% for the same respective periods. Our average earning asset balance increased by $1.9 billion and interest income increased by $56.8 million for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000, due to equity offerings in the first and second quarters.

         The table below shows our average balance of cash equivalents and mortgage-backed securities, the yields we earned on each type of earning asset, our yield on average earning assets and our interest income for the quarters ended June 30, 2001, March 31, 2001, the year ended December 31, 2000 and the four quarters in 2000.

                           AVERAGE EARNING ASSET YIELD
                           ---------------------------

                                                                                                   Yield on
                                                         Average                    Yield on        Average     Yield on
                                           Average      Mortgage-     Average        Average       Mortgage-     Average
                                             Cash        Backed       Earning         Cash          Backed      Earning    Interest
                                          Equivalents   Securities     Assets      Equivalents    Securities     Assets     Income
                                          -----------   ----------     ------      -----------    ----------     ------     ------
                                                                                  (dollars in
                                                                                   thousands)

For  the Quarter Ended June 30, 2001          $2        $4,256,864   $4,256,866      3.72%           6.09%        6.09%    $64,790
For  the Quarter Ended March 31, 2001         $2        $2,502,088   $2,502,090      4.93%           6.78%        6.78%    $42,434
------------------------------------------------------------------------------------------------------------------------------------
For the Year Ended December 31, 2000         $263       $1,564,228   $1,564,491      4.1.8%          7.02%        7.02%   $109,750
For the Quarter Ended December 31, 2000      $394       $1,741,985   $1,742,379      5.08%           7.16%        7.15%    $31,160
For the Quarter Ended September 30, 2000     $188       $1,590,497   $1,590,685      5.43%           7.10%        7.10%    $28,239
For the Quarter Ended June 30, 2000          $243       $1,476,283   $1,476,526      3.29%           6.97%        6.97%    $25,734
For  the Quarter Ended March 31, 2000        $226       $1,448,148   $1,448,374      1.79%           6.80%        6.80%    $24,617

         The constant prepayment rate (or CPR) on our mortgage-backed securities for the quarter ended June 30, 2001 was 25% and for the quarter ended June 30, 2000 was 11%. CPR is an assumed rate of prepayment for our mortgage-backed securities, expressed as an annual rate of prepayment relative to the outstanding principal balance of our mortgage-backed securities. CPR does not purport to be either a historical description of the prepayment experience of our mortgage-backed securities or a prediction of the anticipated rate of prepayment of our mortgage-backed securities.

         Principal prepayments had a negative effect on our earning asset yield for the quarters and six months ended June 30, 2001 and 2000 because we adjust our rates of premium amortization and discount accretion monthly based upon the effective yield method, which takes into consideration changes in prepayment speeds.

               INTEREST EXPENSE AND THE COST OF FUNDS

         We anticipate that our largest expense will be the cost of borrowed funds. We had average borrowed funds of $4.0 billion and total interest expense of $45.3 million for the quarter ended June 30, 2001. We had average borrowed funds of $1.4 billion and total interest expense of $21.5 million for the quarter ended June 30, 2000. Our average cost of funds was 4.49% for the quarter ended June 30, 2001 and 6.30% for the quarter ended June 30, 2000. The cost of funds rate decreased 181 basis points and the average borrowed funds increased by $2.6 billion for the quarter ended June 30, 2001 when compared to the quarter ended June 30, 2000. Due to the increase of $2.6 billion in the average repurchase balance, interest expense increased by 111%.

         We had average borrowed funds of $3.2 billion and total interest expense of $78.7 million for the six months ended June 30, 2001. We had average borrowed funds of $1.3 billion and total interest expense of $40.7 million for the six months ended June 30, 2000. Our average cost of funds was 4.93% for the six months ended June 30, 2001 and 6.05% for the six months ended June 30, 2000. The cost of funds rate decreased 112 basis points and the average borrowed funds increased by $1.9 billion for the six months ended June 30, 2001 when compared to the six months ended June 30, 2000.

         With our current asset/liability management strategy, changes in our cost of funds are expected to be closely correlated with changes in short-term LIBOR, although we may choose to extend the maturity of our liabilities at any time. Our average cost of funds was 0.22% above average one-month LIBOR for the quarter ended June 30, 2001 and 0.16% below average one-month LIBOR for the quarter ended June 30, 2000. We generally have structured our borrowings to adjust with one-month LIBOR because we believe that one-month LIBOR may continue to be lower than six-month LIBOR in the present interest rate environment. During the quarter ended June 30, 2001, average one-month LIBOR, was 4.27%, which was 0.15 higher than average six-month LIBOR, which was 4.12%. During the quarter ended June 30, 2000, average one-month LIBOR, was 6.46%, 0.40% lower than average six-month LIBOR, which was 6.84%.

         The table below shows our average borrowed funds and average cost of funds as compared to average one-month and average six-month LIBOR for the quarters ended June 30, 2001, March 31, 2001, the year ended December 31, 2000 and the four quarters in 2000.

                              AVERAGE COST OF FUNDS
                              ---------------------


                                                                                     Average
                                                                                    One-Month    Average Cost  Average Cost
                                                                                      LIBOR       of Funds       of Funds
                                                                                   Relative to   Relative to   Relative to
                          Average                  Average     Average    Average     Average       Average       Average
                          Borrowed      Interest   Cost of    One-Month  Six-Month   Six-Month     One-Month     Six-Month
                            Funds       Expense     Funds      LIBOR      LIBOR       LIBOR         LIBOR         LIBOR
----------------------------------------------------------------------------------------------------------------------------
                             (dollars in thousands)

For the Quarter Ended
  June 30, 2001           $4,035,022    $45,284      4.49%     4.27%      4.12%       0.15%         0.22%         0.37%
For the Quarter Ended
  March 31, 2001          $2,355,658    $33,453      5.68%     5.51%      5.18%       0.33%         0.17%         0.50%
-----------------------------------------------------------------------------------------------------------------------------
For the Year Ended
  December 31, 2000       $1,449,999    $92,902      6.41%     6.41%      6.66%      (0.25%)          -          (0.25%)
For the Quarter Ended
   December 31, 2000      $1,632,564    $27,377      6.71%     6.65%      6.62%       0.03%         0.06%         0.09%
For the Quarter Ended
   September 30, 2000     $1,477,112    $24,779      6.71%     6.62%      6.84%      (0.22%)        0.09%        (0.13%)
For the Quarter Ended
  June 30, 2000           $1,360,419    $21,453      6.30%     6.46%      6.84%      (0.38%)       (0.16%)       (0.54%)
For the Quarter Ended
  March 31, 2000          $1,329,900    $19,293      5.80%     5.92%      6.32%      (0.40%)       (0.12%)       (0.52%)

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

               NET INTEREST INCOME

         Our net interest income, which equals interest income less interest expense, totaled $19.5 million for the quarter ended June 30, 2001 and $4.3 million for the quarter ended June 30, 2000. Our net interest income increased because of the increased asset size of the company. Our net interest spread, which equals the yield on our average assets for the period less the average cost of funds for the period, was 1.60% for the quarter ended June 30, 2001 as compared to 0.67% for the quarter ended June 30, 2000. This 0.93% increase in spread income is reflected in the increase in net interest income. Net interest margin, which equals net interest income divided by average total assets, was 1.71% on an annualized basis for the quarter ended June 30, 2001 and 1.16% for the quarter ended June 30, 2000. The principal reason that net interest margin exceeded net interest spread is that average interest earning assets exceeded average interest bearing liabilities. A portion of our assets is funded with equity rather than borrowings. We did not have any interest rate agreement expenses to date.

         Our net interest income, which equals interest income less interest expense, totaled $28.5 million for the six months ended June 30, 2001 and $9.6 million for the six months ended June 30, 2000. Our net interest income increased as a direct result of the equity offerings during the six month ended June 30, 2001 Our net interest spread, which equals the yield on our average assets for the period less the average cost of funds for the period, was 1.42% for the six months ended June 30, 2001 as compared to 0.84% for the six months ended June 30, 2000. This 0.58% increase in spread income is reflected in the increase in net interest income.

         The table below shows our interest income by earning asset type, average earning assets by type, total interest income, interest expense, average repurchase agreements, average cost of funds, and net interest income for the quarters ended June 30, 2001, March 31, 2001, the year ended December 31, 2000, and the four quarters in 2000.

                            GAAP NET INTEREST INCOME

                           Average      Interest                            Yield on
                          Mortgage-     Income on                           Average    Average
                           Backed       Mortgage-    Average      Total     Interest  Balance of             Average     Net
                         Securities      Backed        Cash      Interest   Earning   Repurchase   Interest  Cost of   Interest
                            Held       Securities   Equivalents   Income     Assets   Agreements   Expense    Funds     Income
                         ----------    ----------   -----------  --------   --------  ----------   --------  --------  --------
                                                                   (dollars in the thousands)

For the Quarter Ended
  June 30, 2001          $4,256,864     $64,790        $2         $64,790      6.09%   $4,035,022  $45,284   4.49%   $19,506

For the Quarter Ended
  March 31, 2001         $2,502,088     $42,434        $2                      6.78%   $2,355,658  $33,453   5.68%    $8,981
------------------------------------------------------------------------------------------------------------------------------
For the Year Ended
  December 31, 2000      $1,564,228     $109,739      $263        $109,750     7.02%   $1,449,999  $92,902   6.41%   $16,848

For the Quarter Ended
December 31, 2000        $1,741,985     $31,154       $394        $31,160      7.16%   $1,632,564  $27,377   6.71%    $3,783

For the Quarter Ended
September 30, 2000       $1,590,497     $28,237       $188        $28,239      7.10%   $1,447,112  $24,779   6.71%    $3,460

For the Quarter Ended
June 30, 2000            $1,476,283     $25,732       $243        $25,734      6.97%   $1,360,419  $21,453   6.30%    $4,282

For the Quarter Ended
March 31, 2000           $1,448,148     $24,616       $226        $24,617      6.80%   $1,329,900  $19,293   5.80%    $5,323

               GAINS AND LOSSES ON SALES OF MORTGAGE-BACKED SECURITIES

         For the quarter ended June 30, 2001, we sold mortgage-backed securities with an aggregate historical amortized cost of $196.3 million for an aggregate gain of $481,936. For the quarter ended June 30, 2000, we sold mortgage-backed securities with an aggregate historical amortized cost of $18.8 million for an aggregate gain of $64,774. For the six months ended June 30, 2001, we sold mortgage-backed securities with an aggregate historical amortized cost of $347.9 million for an aggregate gain of $751,414. For the six months ended June 30, 2000, we sold mortgage-backed securities with an aggregate historical amortized cost of $88.4 million for an aggregate gain of $171,627. The difference between the sale price and the historical amortized cost of our mortgage-backed securities is a realized gain and increases income accordingly. We do not expect to sell assets on a frequent basis, but may from time to time sell existing assets to move into new assets, which our management believes might have higher risk-adjusted returns, or to manage our balance sheet as part of our asset/liability management strategy.

               CREDIT LOSSES

         We have not experienced credit losses on our mortgage-backed securities to date. We have limited our exposure to credit losses on our mortgage-backed securities by purchasing only securities, issued or guaranteed by FNMA, FHLMC or GNMA, which, although not rated, carry an implied "AAA" rating.

               GENERAL AND ADMINISTRATIVE EXPENSES

         G&A expenses were $1,392,778 for the quarter ended June 30, 2001 and $507,322 for the quarter ended June 30, 2000. G&A expenses as a percentage of average assets was 0.12% and 0.15% on an annualized basis for the quarters ended June 30, 2001 and 2000, respectively. The Company is internally managed and continues to be a low cost provider. G&A expenses were $2,313,327 for the six months ended June 30, 2001 and $1,089,641 for the six months ended June 30, 2000. Due to the increase in average assets, Annaly is able to take advantage of economies of scale. Even though G&A expenses increased for the quarter and the six months ended June 30, 2001, when compared to the quarter and six months ended June 30, 2000, G&A as a percentage of average assets declined.

                 GAAP G&A EXPENSES AND OPERATING EXPENSE RATIOS
                 ----------------------------------------------


                                                  Total G&A         Total G&A
                                              Expenses/Average  Expenses/Average
                                Total G&A          Assets            Equity
                                Expenses        (annualized)      (annualized)
                               ----------     ----------------  ----------------
                                           (dollars in the thousands)

For the Quarter Ended
  June 30, 2001                  $1,393            0.12%              1.44%
For the Quarter Ended
  March 31, 2001                  $921             0.13%              1.90%
--------------------------------------------------------------------------------
For the Year Ended
  December 31, 2000              $2,286            0.14%              1.94%
For the Quarter Ended
  December 31, 2000               $670             0.14%              2.11%
For the Quarter Ended
  September 30, 2000              $527             0.13%              1.84%
For the Quarter Ended
  June 30, 2000                   $507             0.15%              1.85%
For the Quarter Ended
  March 31, 2000                  $582             0.16%              2.19%

              NET INCOME AND RETURN ON AVERAGE EQUITY

         Our net income was $18.6 million for the quarter ended June 30, 2001 and $3.8 million for the quarter ended June 30, 2000. Our return on average equity was 19.4% for the quarter ended June 30, 2001 and 14.0% for the quarter ended June 30, 2000. Our net income was $26.9 million for the six months ended June 30, 2001 and $8.7 million for the six months ended June 30, 2000. Our return on average equity was 16.8% for the six months ended June 30, 2001 and 16.1% for the six months ended June 30, 2000. The increase in net income is a direct result of the increase in capital from the offerings completed in the first and second quarters of 2001. As previously mentioned, the new capital allowed us to grow the balance sheet and ultimately grow earnings. The table below shows our net interest income, gain on sale of mortgage-backed securities and G&A expenses each as a percentage of average equity, and the return on average equity for the quarters ended June 30, 2001, March 31, 2001, the year ended December 31, 2000, and for the four quarters in 2000.

                     COMPONENTS OF RETURN ON AVERAGE EQUITY
                     --------------------------------------
                    (Ratios for all Quarters are annualized)


                                                             Gain on Sale of
                                           Net Interest     Mortgage-Backed          G&A          Return on
                                          Income/Average   Securities/Average   Expenses/Average   Average
                                              Equity            Equity              Equity          Equity
                                          --------------   ------------------   ----------------  -----------
For the Quarter Ended June 30, 2001           20.37%            0.50%               1.45%           19.42%
For the Quarter Ended March 31, 2001          18.54%            0.56%               1.90%           17.20%
-------------------------------------------------------------------------------------------------------------
For the Year Ended December 31, 2000          14.31%            1.72%               1.94%           14.09%
For the Quarter Ended December 30, 2000       11.90%            3.09%               2.11%           12.88%
For the Quarter Ended September 30, 2000      12.08%            3.05%               1.84%           13.29%
For the Quarter Ended June 30, 2000           15.61%            0.24%               1.85%           14.00%
For the Quarter Ended March 31, 2000          20.07%            0.40%               2.19%           18.28%

FINANCIAL CONDITION

         MORTGAGE-BACKED SECURITIES

         All of our mortgage-backed securities at June 30, 2001 were adjustable-rate or fixed-rate mortgage-backed securities backed by single-family mortgage loans. All of the mortgage assets underlying these mortgage-backed securities were secured with a first lien position on the underlying single-family properties. All our mortgage-backed securities were FHLMC, FNMA or GNMA mortgage pass-through certificates or CMOs, which carry an implied "AAA" rating. We mark-to-market all of our earning assets at liquidation value.

         We accrete discount balances as an increase in interest income over the life of discount mortgage-backed securities and we amortize premium balances as a decrease in interest income over the life of premium mortgage-backed securities. At June 30, 2001 and December 31, 2000, we had on our balance sheet a total of $2.9 million and $1.0 million respectively, of unamortized discount (which is the difference between the remaining principal value and current historical amortized cost of our mortgage-backed securities acquired at a price below principal value) and a total of $72.1 million and $24.3 million, respectively, of unamortized premium (which is the difference between the remaining principal value and the current historical amortized cost of our mortgage-backed securities acquired at a price above principal value).

         We received mortgage principal repayments of $381.3 million for the quarter ended June 30, 2001 and $38.5 million for the quarter ended June 30, 2000. Given our current portfolio composition, if mortgage principal prepayment rates were to increase over the life of our mortgage-backed securities, all other factors being equal, our net interest income would decrease during the life of these mortgage-backed securities as we would be required to amortize our net premium balance into income over a shorter time period. Similarly, if mortgage principal prepayment rates were to decrease over the life of our mortgage-backed securities, all other factors being equal, our net interest income would increase during the life of these mortgage-backed securities, as we would amortize our net premium balance over a longer time period.

         The table below summarizes our mortgage-backed securities at June 30, 2001, March 31, 2001, December 31, 2000, September 30, 2000, June 30, 2000, and
March 31, 2000.

                           MORTGAGE-BACKED SECURITIES
                           --------------------------

                                                                         Amortized                  Estimated Fair    Weighted
                                                Net       Amortized    Cost/Principal   Estimated   Value/Principal   Average
                            Principal Value   Premium       Cost           Value        Fair Value      Value         l Yield
                           ----------------- ---------   -----------  ---------------- ------------ ---------------- ----------
                                                           (dollars in thousands)

At June 30, 2001              $5,498,235      $69,193     $5,567,428      101.26%       $5,572,288     101.34%         5.75%
At March 31, 2001             $3,455,436      $42,023     $3,497,459      101.22%       $3,500,610     101.31%         6.43%
--------------------------------------------------------------------------------------------------------------------------------
At December 31, 2000          $1,967,967      $23,296     $1,991,263      101.18%       $1,978,219     100.52%         7.09%
At September 30, 2000         $1,669,997      $21,878     $1,691,875      101.31%       $1,664,136      99.65%         7.23%
At June 30, 2000              $1,464,968      $20,893     $1,485,861      101.43%       $1,450,853      99.04%         7.32%
At March 31, 2000             $1,448,875      $21,826     $1,470,701      101.51%       $1,436,389      99.14%         7.02%


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



            ADJUSTABLE-RATE MORTGAGE-BACKED SECURITY CHARACTERISTICS
            --------------------------------------------------------

                                                                         Weighted                              Principal Value
                                    Weighted                              Average                   Weighted    at Period End
                                    Average     Weighted     Weighted     Term to      Weighted     Average     as % of Total
                        Principal   Coupon      Average    Average Net      Next       Average       Asset     Mortgage-Backed
                          Value       Rate    Index Level     Margin     Adjustment  Lifetime Cap    Yield        Securities
                        ---------   --------  -----------  -----------   ----------  ------------   --------   ---------------
                                                                 (dollars in thousands)

At June 30, 2001        $3,997,580   6.47%       4.60%        1.87%      26 months      11.37%       5.38%          72.71%
At March 31, 2001       $2,495,296   7.01%       5.14%        1.87%      26 months      11.57%       6.35%          72.21%
------------------------------------------------------------------------------------------------------------------------------
At December 31, 2000    $1,454,356   7.61%       5.76%        1.85%      15 months      11.47%       7.24%          73.90%
At September 30, 2000   $1,203,268   7.64%       5.93%        1.71%      13 months      11.01%       7.36%          72.05%
At June 30, 2000         $986,046    7.53%       6.02%        1.51%       9 months      10.41%       7.46%          67.31%
At March 31, 2000        $957,419    7.18%       5.63%        1.55%      10 months      10.59%       7.06%          66.08%

               FIXED-RATE MORTGAGE-BACKED SECURITY CHARACTERISTICS
               ---------------------------------------------------

                                                                           Principal Value
                                              Weighted        Weighted       as % of Total
                                           Average Coupon      Average      Mortgage-Backed
                          Principal Value       Rate         Asset Yield      Securities
                          ---------------  --------------    -----------   ----------------
                                                (dollars in thousands)

At June 30, 2001            $1,500,655          6.83%           6.71%           27.29%
At March 31, 2001            $960,140           6.79%           6.69%           27.79%
------------------------- ---------------- ---------------- -------------- ------------------
At December 31, 2000         $513,611           6.62%           6.68%           26.10%
At September 30, 2000        $466,729           6.58%           6.92%           27.95%
At June 30, 2000             $478,922           6.58%           7.05%           32.69%
At March 31, 2000            $491,456           6.58%           7.04%           33.92%

         At June 30, 2001 and December 31, 2000 we held mortgage-backed securities with coupons linked to the one-year, three-year, and five-year Treasury indices, one-month LIBOR, 12 month cumulative average one-year treasury, and the six-month CD rate.

               ADJUSTABLE-RATE MORTGAGE-BACKED SECURITIES BY INDEX
               ---------------------------------------------------
                                  JUNE 30, 2001
                                  -------------

                                                                  12 Month
                                                                 Cumulative                     3-Year       5-Year
                                       One-Month    Six-Month    Ave. 1-Year      1-Year       Treasury     Treasury
                                         LIBOR       CD Rate      Treasury    Treasury Index    Index         Index
                                       ---------    ---------    -----------  --------------   --------     --------
Weighted Average Adjustment
Frequency                                 1 mo.        6 mo.         1 mo.         12 mo.       36 mo.       60 mo.

Weighted Average Term to Next
Adjustment                                1 mo.        1 mo.         1 mo.         36 mo.       16 mo.       36 mo.

Weighted Average Annual Period Cap         None        1.00%          None          1.94%        2.00%        1.79%
Weighted Average Lifetime Cap at
  June 30, 2001                           9.09%       11.36%        10.60%         12.11%       12.91%       12.46%

Mortgage Principal Value as
Percentage of
Mortgage-Backed Securities at
  June 30, 2001                          18.06%        0.36%         0.63%         51.22%        2.09%        0.35%


               ADJUSTABLE-RATE MORTGAGE-BACKED SECURITIES BY INDEX
               ---------------------------------------------------
                                DECEMBER 31, 2000
                                -----------------

                                                                                           3-Year

                                               One-Month     Six-Month       1-Year       Treasury        5-Year
                                                 LIBOR        CD Rate    Treasury Index     Index     Treasury Index
                                              -----------   ----------- ---------------- ----------  ----------------
Weighted Average Adjustment Frequency              1 mo.        6 mo.         12 mo.        36 mo.        60 mo.
Weighted Average Term to Next Adjustment           1 mo.        2 mo.         23 mo.        20 mo.        40 mo.
Weighted Average Annual Period Cap                  None        1.00%          1.98%         2.00%         1.76%
Weighted Average Lifetime Cap at
  December 31, 2000                                9.11%       11.37%         12.61%        13.24%        12.42%
Mortgage Principal Value as Percentage of
Mortgage-Backed Securities at
  December 31, 2000                               24.08%       1.21%%         44.52%         2.97%         1.12%

         INTEREST RATE AGREEMENTS

         Interest rate agreements are assets that are carried on a balance sheet at estimated liquidation value. We have not entered into any interest rate agreements since our inception.

         BORROWINGS

         To date, our debt has consisted entirely of borrowings collateralized by a pledge of our mortgage-backed securities. These borrowings appear on our balance sheet as repurchase agreements. At June 30, 2001, we had established uncommitted borrowing facilities in this market with twenty lenders in amounts, which we believe, are in excess of our needs. All of our mortgage-backed securities are currently accepted as collateral for these borrowings. However, we limit our borrowings, and thus our potential asset growth, in order to maintain unused borrowing capacity and thus increase the liquidity and strength of our balance sheet.

         For the quarter ended June 30, 2001 the term to maturity of our borrowings ranged from one day to three years, with a weighted average original term to maturity of 121 days. At June 30, 2001, the weighted average cost of funds for all of our borrowings was 4.06% and the weighted average term to next rate adjustment was 87 days. At June 30, 2000, the term to maturity ranged from one day to 3 months, with a weighted average original term of 39 days. The weighted average cost of funds for all of our borrowings 6.30% and weighted average term to the next adjustment was 39 days.

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

         STOCKHOLDERS' EQUITY

         We use "available-for-sale" treatment for our mortgage-backed securities; we carry these assets on our balance sheet at estimated market value rather than historical amortized cost. Based upon this "available-for-sale" treatment, our equity base at June 30, 2001 was $450.0 million, or $10.07 per share. If we had used historical amortized cost accounting, our equity base at June 30, 2001 would have been $445.1 million, or $9.96 per share. Our equity base at June 30, 2000 was $110.4 million, or $7.77 per share. If we had used historical amortized cost accounting, our equity base at June 30, 2000 would have been $145.4 million, or $10.24 per share. During the quarter ended June 30, 2001, the Company raised $195.3 in a secondary offering. During the quarter ended March 31, 2001, the Company completed offerings totalling $99.3 million.

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

                           UNREALIZED GAINS AND LOSSES
                           ---------------------------
                             (Dollars in thousands)


                                                  At June 30,          At March 31,          At December 31,
                                                      2001                 2001                   2000
                                               ----------------------------------------------------------------
Unrealized Gain                                     $19,322              $12,606                 $ 3,020
Unrealized Loss                                    (14,462)              (9,455)                (16,064)
                                               ----------------------------------------------------------------
Net Unrealized Gain (Loss)                           $4,860               $3,151               ($13,044)
                                               ================================================================
Net Unrealized Gain (Loss) as % of Mortgage-           0.08%                0.09%                 (0.66%)
  Backed Securities Principal Value


Net Unrealized Gain (Loss) as % of Mortgage-           0.08%                0.09%                 (0.66%)
  Backed Securities Amortized Cost


         Unrealized changes in the estimated net market value of mortgage-backed securities have one direct effect on our potential earnings and dividends: positive market-to-market changes increase our equity base and allow us to increase our borrowing capacity while negative changes tend to limit borrowing capacity under our capital investment policy. A very large negative change in the net market value of our mortgage-backed securities might impair our liquidity position, requiring us to sell assets with the likely result of realized losses upon sale. "Unrealized Gains on Available for Sale Securities" was $4.9 million, or 0.08% of the amortized cost of our mortgage-backed securities at June 30, 2001. "Unrealized Losses on Available for Sale Securities" was $13.0 million or 0.66% of the amortized cost of our mortgage-backed securities at December 31, 2000.

         The table below shows our equity capital base as reported and on a historical amortized cost basis at June 30, 2001, March 31, 2001, December 31, 2000, September 30, 2000, June 30, 2000 and March 31,2000. Issuances of common stock, the level of GAAP earnings as compared to dividends declared, and other factors influence our historical cost equity capital base. The GAAP reported equity capital base is influenced by these factors plus changes in the "Net Unrealized Losses on Assets Available for Sale" account.

                              STOCKHOLDERS' EQUITY
                              --------------------

                                            Net Unrealized                        Historical
                            Historical    Gains (Losses) on    GAAP Reported    Amortized Cost     GAAP Reported
                          Amortized Cost   Assets Available     Equity Base       Equity Per        Equity (Book
                            Equity Base        for Sale         (Book Value)         Share        Value) Per Share
                        --------------------------------------------------------------------------------------------
                                              (dollars in thousands, except per share data)

At June 30, 2001             $445,091           $4,860            $449,951           $9.96             $10.07
At March 31, 2001            $248,732            $3,151           $251,883           $9.67             $9.80
--------------------------------------------------------------------------------------------------------------------
At December 31, 2000         $148,686         ($13,044)           $135,642          $10.24             $9.34
At September 30, 2000        $146,446         ($27,739)           $118,707          $10.24             $8.30
At June 30, 2000             $145,448         ($35,008)           $110,440          $10.24             $7.77
At March 31, 2000            $143,279         ($34,313)           $108,966          $10.31             $7.84

         LEVERAGE

         Our debt-to-GAAP reported equity ratio at June 30, 2001 and, 2000 was 10:1 and 12:1, respectively. We generally expect to maintain a ratio of debt-to-equity of between 8:1 and 12:1, although the ratio may vary from this range from time to time based upon various factors, including our management's opinion of the level of risk of our assets and liabilities, our liquidity position, our level of unused borrowing capacity and over-collateralization levels required by lenders when we pledge assets to secure borrowings.

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

         OTHER MATTERS

         We calculate that our qualified REIT assets, as defined in the Internal Revenue Code, are 99.4% and 99.5% of our total assets at June 30, 2001 and 2000, as compared to the Internal Revenue Code requirement that at least 75% of our total assets be qualified REIT assets. We also calculate that 100% of our revenue qualifies for the 75% source of income test and for the 95% source of income test, under the REIT rules for the years ended June 30, 2001 and 2000. We also met all REIT requirements regarding the ownership of our common stock and the distribution of our net income. Therefore, as of June 30, 2001 and 2000, we believe that we qualified as a REIT under the Internal Revenue Code.

         We at all times intend to conduct our business so as not to become regulated as an investment company under the Investment Company Act. If we were to become regulated as an investment company, then our use of leverage would be substantially reduced. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" (qualifying interests). Under current interpretation of the staff of the SEC, in order to qualify for this exemption, we must maintain at least 55% of our assets directly in qualifying interests. In addition, unless certain mortgage securitites represent all the certificates issued with respect to an underlying pool of mortgages, the mortgage-backed securities may be treated as securities separate from the underlying mortgage loans and, thus, may not be considered qualifying interests for purposes of the 55% requirement. We calculate that as of June 30, 2001 and 2000 we were in compliance with this requirement.

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

         Our profitability and the value of our portfolio may be adversely affected during any period as a result of changing interest rates. The following table quantifies the potential changes in net interest income and portfolio value should interest rates go up or down 200 basis points, assuming the yield curves of the rate shocks will be parallel to each other and the current yield curve. All changes in income and value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at June 30, 2001 and various estimates regarding prepayment and all activities are made at each level of rate shock. Actual results could differ significantly from these estimates.

                             Projected Percentage          Projected Percentage
     Change in                     Change in                     Change in
   Interest Rate              Net Interest Income            Portfolio Value
--------------------------------------------------------------------------------

-200 Basis Points                     21%                            2%
-100 Basis Points                     9%                             1%
-50 Basis Points                      4%                             1%
Base Interest Rate
+50 Basis Points                     (7%)                           (1%)
+100 Basis Points                    (14%)                          (2%)
+200 Basis Points                    (30%)                          (6%)


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

         The following table sets forth the estimated maturity or repricing of our interest-earning assets and interest-bearing liabilities at June 30, 2001. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except adjustable-rate loans, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature. Mortgage-backed securities reflect estimated prepayments that were estimated based on analyses of broker estimates, the results of a prepayment model that we utilized and empirical data. Our management believes that these assumptions approximate actual experience and considers them reasonable; however, the interest rate sensitivity of our assets and liabilities in the table could vary substantially if different assumptions were used or actual experience differs from the historical experience on which the assumptions are based.

                                 (IN THOUSANDS)

                                                                              More than
                                            Within                            1 Year to       3 Years and
                                           3 Months         4-12 Months        3 Years             Over         Total
                                    -----------------------------------------------------------------------------------
                                                                            (in thousands)

Rate Sensitive Assets:
  Mortgage-Backed Securities               1,208,282           374,540          513,443        3,401,970      5,498,235

Rate Sensitive Liabilities:
  Repurchase Agreements                    2,475,769         1,405,947          600,100                       4,481,816
                                     -----------------------------------------------------------------------------------

Interest rate sensitivity gap            (1,267,487)       (1,031,407)         (86,657)        3,401,970      1,016,419
                                     ===================================================================================

Cumulative rate sensitivity gap          (1,267,487)       (2,298,894)      (2,385,551)        1,016,419
                                     ===================================================================================

Cumulative interest rate
sensitivity gap as a percentage of

total rate-sensitive assets               (23%)            (42%)             (45%)             18%

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

                  None

         (b) Reports

                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               ANNALY MORTGAGE MANAGEMENT, INC.

Dated:   August 10, 2001       By:/s/  Michael A.J. Farrell

                                  -------------------------
                               Michael A.J. Farrell

                               Chairman of the Board and Chief Executive Officer (authorized officer of registrant)

Dated:    August 10, 2001      By:/s/  Kathryn F. Fagan

                                  ---------------------
                               Kathryn F. Fagan

                               Chief Financial Officer and Treasurer
                               (principal accounting officer)