Form 10-Q/A
period 2001-06-30
ANNALY MORTGAGE MANAGEMENT INC
filed 2001-08-27
CIK 1043219

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

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

                                  Yes X No____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the last practicable date:

         Class                         Outstanding at August 22, 2001
Common Stock, $.01 par value                     44,685,134

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

                               NET INCOME SUMMARY
              (dollars in the thousands, except for per share data)
              -----------------------------------------------------

                                                        QUARTER           QUARTER      SIX MONTHS       SIX MONTHS
                                                         ENDED             ENDED         ENDED            ENDED
                                                        JUNE 30,          JUNE 30,      JUNE 30,         JUNE 30,
                                                          2001              2000          2001             2000
                                                  ----------------------------------------------------------------

Interest Income                                          $64,790          $25,734       $107,224          $50,351
Interest Expense                                          45,284           21,453         78,737           40,746
                                                  ----------------------------------------------------------------
Net Interest Income                                       19,506            4,281         28,487            9,605
Gain on Sale of Mortgage-Backed Securities                   482               65            751              172
General and Administrative Expenses                        1,393              507          2,313            1,090
                                                  ----------------------------------------------------------------
Net Income                                               $18,595          $ 3,839        $26,925           $8,687
                                                  ================================================================

Average Number of Basic Shares Outstanding            38,473,928       14,039,741     30,138,057       13,850,140
Average Number of Diluted Shares Outstanding          39,054,488       14,631,940     30,758,235       14,152,881

Basic Net Income Per Share                                 $0.48            $0.27          $0.89            $0.63
Diluted Net Income Per Share                               $0.48            $0.26          $0.88            $0.61

Average Total Assets                                  $4,566,700       $1,457,152     $3,722,809       $1,456,436
Average Equity                                          $449,951         $109,703       $321,196         $107,911
Annualized Return on Average Assets                        1.63%            1.05%          1.45%            1.20%
Annualized Return on Average Equity                       19.42%           14.00%         16.77%           16.10%

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

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

(a) The annual meeting of stockholders of Annaly Mortgage Management, Inc. was held on May 17, 2001.

(b)      All Class II director nominees were elected.

(c) Certain matters voted upon at the meeting and the votes cast with the respect to such matters are as follows:

Proposals and Vote Tabulations


Election of Directors
                                                            Broker
     Director       Votes Received    Votes Withheld       Non-votes
     --------       --------------    --------------       ---------

 Kevin P. Brady        22,951,477            219,085            0

 Timothy J. Guba       21,689,120          1,481,442            0

 Donnell Segalas       22,954,857            215,705            0


The continuing directors of the Company are Spencer I. Browne, Michael A. J. Farrell, Jonathan D. Green, John A. Lambiase, and Wellington J. St. Claire.

Management Proposals

                                                                Votes Cast
                                                         ------------------------                          Broker
                                                             For          Against         Abstain        Non-votes
                                                         ----------       -------         -------        ---------
Approval of the appointment of independent auditors      23,080,812        60,684          29,066            0
for 2001

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

                 Exhibit
                 Number                         Exhibit
                 --------                       -------

                  10.1 Employment Agreement, dated August 23, 2001, effective as of May 1, 2001, between the Company and Michael A.J. Farrell.

                  10.2 Employment Agreement, dated August 23, 2001, effective as of May 1, 2001, between the Company and Wellington J. St. Claire.

                  10.3 Employment Agreement, dated August 23, 2001, effective as of May 1, 2001, between the Company and Kathryn F. Fagan.

                  10.4 Employment Agreement, dated August 23, 2001, effective as of May 1, 2001, between the Company and Jennifer A. Stephens.

         (b) Reports on Form 8-K

         The Company filed a Form 8-K on April 9, 2001, with respect to the Company's ratio of earnings to fixed charges.

         The Company filed a Form 8-K on April 16, 2001, with respect to a press release reporting earnings for the quarter ended March 31, 2001.

         The Company filed a Form 8-K on May 1, 2001, with respect to the Company's entering into of an underwriting agreement with UBS Warburg LLC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      ANNALY MORTGAGE MANAGEMENT, INC.

Dated:   August 23, 2001              By: /s/ Michael A.J. Farrell
                                         --------------------------------------
                                      Michael A.J. Farrell
                                      Chairman of the Board and Chief
                                      Executive Officer
                                      (authorized officer of registrant)

Dated:    August 23, 2001             By: /s/ Kathryn F. Fagan
                                         --------------------------------------
                                      Kathryn F. Fagan
                                      Chief Financial Officer and Treasurer
                                      (principal accounting officer)

                                 Exhibit Index


        Exhibit
        Number                         Exhibit
        --------                       -------

         10.1 Employment Agreement, dated August 23, 2001, effective as of May 1, 2001, between the Company and Michael A.J. Farrell.

         10.2 Employment Agreement, dated August 23, 2001, effective as of May 1, 2001, between the Company and Wellington J. St. Claire.

         10.3 Employment Agreement, dated August 23, 2001, effective as of May 1, 2001, between the Company and Kathryn F. Fagan.

         10.4 Employment Agreement, dated August 23, 2001, effective as of May 1, 2001, between the Company and Jennifer A. Stephens.