Form 10-Q
period 2001-09-30
ANNALY MORTGAGE MANAGEMENT INC
filed 2001-11-13
CIK 1043219

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2001

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

                                 Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the last practicable date:

         Class                               Outstanding at November 9, 2001
Common Stock, $.01 par value                           59,762,511

                        ANNALY MORTGAGE MANAGEMENT, INC.

                                    FORM 10-Q

                                      INDEX


Part I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements:

        Statements of Financial Condition- September 30, 2001 (Unaudited) and December 31, 2000                          1

        Statements of Operations (Unaudited) for the quarters and nine months ended September 30, 2001 and 2000          2

        Statements of Stockholders' Equity (Unaudited) for the nine months ended September 30, 2001                      3

        Statements of Cash Flows (Unaudited) for the quarters and nine months ended September 30, 2001 and 2000          4

        Notes to Financial Statements (Unaudited)                                                                        5-11

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations                          12-23

Item 3.   Quantitative and Qualitative Disclosure about Market Risk                                                      24-25

PART II.  OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                                                              26

SIGNATURES                                                                                                               27


                         ANNALY MORTGAGE MANAGEMENT, INC
                        STATEMENTS OF FINANCIAL CONDITION

                                                           SEPTEMBER 30,
                                                              2001            DECEMBER 31,
                                                           (UNAUDITED)            2000
                                                          ---------------   ---------------
                                 ASSETS

Cash and cash equivalents                                 $       849,658    $      113,061
Mortgage-Backed Securities, at fair value                   6,428,852,659     1,978,219,376
Receivable for Mortgage-Backed Securities sold                 61,977,199        44,933,631
Accrued interest receivable                                    36,580,296        11,502,482
Other assets                                                      259,330           260,238
                                                          ---------------   ---------------

Total assets                                              $ 6,528,519,142   $ 2,035,028,788
                                                          ===============   ===============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Repurchase agreements                                   $ 5,521,302,906   $ 1,628,359,000
  Payable for Mortgage-Backed Securities purchased            275,430,810       258,798,138
  Accrued interest payable                                     19,784,272         8,314,414
  Dividends payable                                            26,893,130         3,630,745
  Other liabilities                                             1,570,417              --
  Accounts payable                                              1,493,019           284,105
                                                          ---------------   ---------------

Total liabilities                                           5,846,474,554     1,899,386,402
                                                          ---------------   ---------------

Stockholders' Equity:
  Common stock: par value $.01 per share; 100,000,000
    authorized, 59,755,018 and 14,522,978 shares issued
    and outstanding, respectively                                 597,550           145,230
  Additional paid-in capital                                  623,277,645       147,844,861
  Accumulated other comprehensive gain (loss)                  56,676,820       (13,044,259)
  Retained earnings                                             1,492,573           696,554
                                                          ---------------   ---------------

Total stockholders' equity                                    682,044,588       135,642,386
                                                          ---------------   ---------------

Total liabilities and stockholders' equity                $ 6,528,519,142   $ 2,035,028,788
                                                          ===============   ===============


See notes to financial statements

                         ANNALY MORTGAGE MANAGEMENT, INC
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                              FOR THE         FOR THE QUARTER        FOR THE NINE         FOR THE NINE
                                           QUARTER ENDED      ENDED SEPTEMBER        MONTHS ENDED         MONTHS ENDED
                                           SEPTEMBER 30,            30,             SEPTEMBER 30,         SEPTEMBER 30,
                                               2001                 2000                 2001                 2000
                                          ----------------    -----------------    -----------------    ------------------
INTEREST INCOME:
  Mortgage-Backed Securities
     and cash equivalents                 $     75,774,532     $     28,239,125    $     182,998,604    $       78,590,427

INTEREST EXPENSE:
  Repurchase agreements                         48,620,332           24,779,096          127,357,375            65,525,066
                                          ----------------     ----------------    -----------------    ------------------

NET INTEREST INCOME                             27,154,200            3,460,029           55,641,229            13,065,361

GAIN ON SALE OF
MORTGAGE-BACKED
SECURITIES                                       1,184,399              872,949            1,935,813             1,044,576

GENERAL AND
ADMINISTRATIVE
EXPENSES                                         1,993,431              526,881            4,306,758             1,616,522
                                          ----------------     ----------------    -----------------    ------------------

NET INCOME                                      26,345,168            3,806,097           53,270,284            12,493,415
                                          ----------------     ----------------    -----------------    ------------------

OTHER COMPREHENSIVE INCOME
  Unrealized gain on available-
    for-sale securities                         53,001,163            8,141,933           71,656,892            10,873,992
  Less:  reclassification adjustment
   for net gains included in net income         (1,184,399)            (872,949)          (1,935,813)           (1,044,576)
                                          ----------------     ----------------    -----------------    ------------------
  Other comprehensive income                    51,816,764            7,268,984           69,721,079             9,829,416
                                          ----------------     ----------------    -----------------    ------------------

COMPREHENSIVE INCOME                      $     78,161,932     $     11,075,081    $     122,991,363    $       22,322,831
                                          ================     ================    =================    ==================

NET INCOME PER SHARE:
  Basic                                   $           0.58     $           0.27    $            1.51    $             0.89
                                          ================     ================    =================    ==================
  Diluted                                 $           0.57     $           0.26    $            1.49    $             0.87
                                          ================     ================    =================    ==================

AVERAGE NUMBER OF
SHARES OUTSTANDING:
  Basic                                         45,503,179           14,238,680           35,260,086            13,980,602
                                          ================     ================    =================    ==================

  Diluted                                       45,959,693           14,529,142           35,768,890            14,274,552
                                          ================     ================    =================    ==================


See notes to financial statements

                         ANNALY MORTGAGE MANAGEMENT, INC
                        STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTMEBER 30, 2001
                                   (UNAUDITED)

                                                         COMMON            ADDITIONAL
                                                          STOCK              PAID-IN          COMPREHENSIVE
                                                        PAR VALUE            CAPITAL             INCOME
                                                  -------------------- ------------------ --------------------
BALANCE, DECEMBER 31, 2000                                   $145,230       $147,844,861
  Net Income                                                                                       $8,330,273
  Other comprehensive income:
    Unrealized net gains on securities,
      net of reclassification adjustment                                                           16,195,141
                                                                                          --------------------
  Comprehensive income                                                                            $24,525,414
                                                                                          ====================
  Exercise of stock options                                       259            113,973
  Proceeds from direct purchase                                    26             27,601
  Proceeds from offerings                                     111,500         99,172,361
  Dividends declared for the quarter
    ended March 31, 2001,
    $0.35 per share
                                                  -------------------- ------------------
BALANCE, MARCH 31, 2001                                      $257,015       $247,158,796
  Net Income                                                                                      $18,594,843
 Other comprehensive income:
  Unrealized net gains on securities,
     net of reclassification adjustment                                                             1,709,173
                                                                                          --------------------
  Comprehensive income                                                                            $20,304,016
                                                                                          ====================
  Exercise of stock options                                       549            306,532
  Proceeds from direct purchase                                    18             24,285
  Proceeds from offering                                      189,185        195,113,590
  Dividends declared for the quarter
   ended June 30, 2001,
   $0.40 per share

                                                  -------------------- ------------------
BALANCE, JUNE 30, 2001                                       $446,767       $442,603,203
 Net Income                                                                                       $26,345,168
 Other comprehensive income:
 Unrealized net gains on securities,
    net of reclassification adjustment                                                             51,816,765
                                                                                          --------------------
  Comprehensive income:                                                                           $78,161,933
                                                                                          ====================
  Exercise of stock options                                       867          1,195,336
  Proceeds from offering                                      149,916        179,479,106
  Dividends declared for the quarter
   ended September 30, 2001
   $0.45 per share
                                                  -------------------- ------------------
BALANCE, SEPTEMBER 30, 2001                                  $597,550       $623,277,645
                                                  ==================== ==================


                                                                                 OTHER
                                                         RETAINED            COMPREHENSIVE
                                                         EARNINGS                INCOME                TOTAL
                                                  --------------------- ----------------------- -------------------
BALANCE, DECEMBER 31, 2000                                    $696,554           ($13,044,259)        $135,642,386
  Net Income                                                 8,330,273
  Other comprehensive income:
    Unrealized net gains on securities,
      net of reclassification adjustment                                            16,195,141

  Comprehensive income                                                                                  24,525,414

  Exercise of stock options                                                                                114,232
  Proceeds from direct purchase                                                                             27,627
  Proceeds from offerings                                                                               99,283,861
  Dividends declared for the quarter
    ended March 31, 2001,
    $0.35 per share                                        (7,710,438)                                 (7,710,438)
                                                  --------------------- ----------------------- -------------------
BALANCE, MARCH 31, 2001                                     $1,316,389              $3,150,882        $251,883,082
  Net Income                                                18,594,843
 Other comprehensive income:
  Unrealized net gains on securities,
     net of reclassification adjustment                                              1,709,173

  Comprehensive income                                                                                  20,304,016

  Exercise of stock options                                                                                307,081
  Proceeds from direct purchase                                                                             24,303
  Proceeds from offering                                                                               195,302,775
  Dividends declared for the quarter
   ended June 30, 2001,

   $0.40 per share                                        (17,870,697)                                (17,870,697)
                                                  --------------------- ----------------------- -------------------
BALANCE, JUNE 30, 2001                                      $2,040,535              $4,860,055        $449,950,560
 Net Income                                                 26,345,168
 Other comprehensive income:
 Unrealized net gains on securities,
    net of reclassification adjustment                                              51,816,765

  Comprehensive income:                                                                                 78,161,933

  Exercise of stock options                                                                              1,196,203
  Proceeds from offering                                                                               179,629,022
  Dividends declared for the quarter
   ended September 30, 2001
   $0.45 per share                                         (26,893,130)                                (26,893,130)
                                                  ---------------------                         -------------------
BALANCE, SEPTEMBER 30, 2001                                 $1,492,573             $56,676,820        $682,044,588
                                                  ===================== ======================= ===================

                         ANNALY MORTGAGE MANAGEMENT, INC
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                    FOR THE QUARTER     FOR THE QUARTER      FOR THE NINE        FOR THE NINE
                                                          ENDED              ENDED           MONTHS ENDED        MONTHS ENDED
                                                      SEPTEMBER 30,      SEPTEMBER 30,       SEPTEMBER 30,       SEPTEMBER 30,
                                                          2001               2000                2001                2000
                                                    ----------------    ----------------    ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                        $     26,345,168    $      3,806,097    $     53,270,284    $     12,493,415
  Adjustments to reconcile net income to net
      cash provided by operating activities:
      Amortization of mortgage premiums
        and discounts, net                                 8,685,442             826,937          17,623,231           1,821,548
      Gain on sale of Mortgage-Backed
        Securities                                        (1,184,399)           (872,949)         (1,935,813)         (1,044,576)
      Market value adjustment on Long-Term
         Repurchases agreement                               445,323                                 445,323
      Increase in accrued interest receivable             (4,390,386)         (3,167,957)        (25,077,814)         (3,208,885)
      (Decrease) increase in other assets                    (41,939)             80,042                 908              30,788
      Increase in accrued interest
        Payable                                            1,558,240           1,960,976          11,469,858           1,396,250
      Increase in other liabilities and
        accounts payable                                     686,695              86,367           1,208,914             193,594
                                                    ----------------    ----------------    ----------------    ----------------
          Net cash provided by operating
               Activities                                 32,104,144           2,719,513          57,004,891          11,682,134
                                                    ----------------    ----------------    ----------------    ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of Mortgage-Backed Securities            (1,924,645,073)       (398,401,549)     (5,911,153,730)       (572,513,360)
    Proceeds from sale of Mortgage-Backed
       Securities                                        183,407,976         174,766,165         532,091,070         263,426,063
    Principal payments of Mortgage-Backed
       Securities                                        506,300,833          43,138,679         982,052,142         112,862,956
                                                    ----------------    ----------------    ----------------    ----------------
          Net cash used in investing
             activities                               (1,234,936,264)       (180,496,705)     (4,397,010,518)       (196,224,341)
                                                    ----------------    ----------------    ----------------    ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from repurchase agreements                 13,193,781,000       3,505,042,341      31,869,707,527      10,021,252,841
  Principal payments on repurchase
     Agreements                                      (12,153,169,000)     (3,323,778,841)    (27,975,638,527)     (9,828,603,091)
  Proceeds from exercise of stock options                  1,196,203                               1,617,516             146,621
  Proceeds from dividend reinvestment and
     share purchase                                             --               767,479              51,930           5,667,569
  Net Proceeds from offerings                            179,629,022                --           474,215,658                --
  Dividends paid                                         (17,870,698)         (4,262,403)        (29,211,880)        (13,880,755)
                                                    ----------------    ----------------    ----------------    ----------------
          Net cash provided by financing
              activities                               1,203,566,527         177,768,576       4,340,742,224         184,583,185
                                                    ----------------    ----------------    ----------------    ----------------
Net increase (decrease) in cash and cash
  equivalents                                                734,407              (8,616)            736,597              40,978

Cash and cash equivalents, beginning of
  period                                                     115,251             121,512             113,061              71,918
                                                    ----------------    ----------------    ----------------    ----------------
Cash and cash equivalents, end of period            $        849,658    $        112,896    $        849,658    $        112,896
                                                    ================    ================    ================    ================

Supplemental disclosure of cash flow Information:
  Interest paid                                     $     47,062,092    $     22,818,120    $    115,887,517    $     64,128,816
                                                    ================    ================    ================    ================

Noncash financing activities:
  Net change in unrealized gains on
     available-for-sale securities                  $     51,816,764    $      7,268,984    $     69,721,079    $      9,829,416
                                                    ================    ================    ================    ================

  Dividends declared, not yet paid                  $     26,893,130    $      3,574,858    $     26,893,130    $      3,574,858
                                                    ================    ================    ================    ================

See notes to financial statements

ANNALY MORTGAGE MANAGEMENT, INC
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 2001
(UNAUDITED)
--------------------------------------------------------------------------------

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

     Unrealized losses on Mortgage-Backed Securities that are considered other than temporary, as measured by the amount of decline in fair value attributable to factors other than temporary, are recognized in income and the cost basis of the Mortgage-Backed Securities is adjusted. There were no such adjustments for the nine months ended September 30, 2001 and the year ended December 31, 2000.

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

     CREDIT RISK - At September 30, 2001 and December 31, 2000, the Company had limited its exposure to credit losses on its portfolio of Mortgage-Backed Securities by only purchasing securities issued by Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA"), or Government National Mortgage Association ("GNMA"). The payment of principal and interest on the FHLMC and FNMA Mortgage-Backed Securities are guaranteed by those respective agencies and the payment of principal and interest on the GNMA Mortgage-Backed Securities are backed by the full-faith-and-credit of the U.S. government. At September 30, 2001 and December 31, 2000 all of the Company's Mortgage-Backed Securities have an implied "AAA" rating.

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

2.   MORTGAGE-BACKED SECURITIES

     The following table pertains to the Company's Mortgage-Backed Securities classified as available-for-sale as of September 30, 2001, which are carried at their fair value:

                                   FEDERAL HOME LOAN       FEDERAL NATIONAL       GOVERNMENT NATIONAL     TOTAL MORTGAGE-BACKED
                                 MORTGAGE CORPORATION    MORTGAGE ASSOCIATION     MORTGAGE ASSOCIATION         SECURITIES
                                 ---------------------- ------------------------ ----------------------- ----------------------
Mortgage-Backed
Securities, gross                       $3,277,663,017           $2,911,635,970             $86,202,420         $6,275,501,407

Unamortized discount                       (1,779,766)                (736,201)            -                       (2,515,967)
Unamortized premium                         46,286,763               51,323,500               1,580,136             99,190,399
                                 ---------------------- ------------------------ ----------------------- ----------------------

Amortized cost                           3,322,170,014            2,962,223,269              87,782,556          6,372,175,839

Gross unrealized gains                      43,692,732               23,626,395                 139,934             67,459,061
Gross unrealized losses                    (5,340,923)              (5,229,927)               (211,391)           (10,782,241)
                                 ---------------------- ------------------------ ----------------------- ----------------------

Estimated fair value                    $3,360,521,823           $2,980,619,737             $87,711,099         $6,428,852,659
                                 ====================== ======================== ======================= ======================

                                     AMORTIZED COST     GROSS UNREALIZED GAIN   GROSS UNREALIZED LOSS   ESTIMATED FAIR VALUE
                                 ---------------------- ------------------------ ----------------------- ----------------------
Adjustable rate                         $4,874,854,432              $32,870,251           ($10,782,241)         $4,896,942,442

Fixed rate                               1,497,321,407               34,588,810                     -0-          1,531,910,217

                                 ---------------------- ------------------------ ----------------------- ----------------------

Total                                   $6,372,175,839              $67,459,061           ($10,782,241)         $6,428,852,659
                                 ====================== ======================== ======================= ======================

     The following table pertains to the Company's Mortgage-Backed Securities classified as available-for-sale as of December 31, 2000, which are carried at their fair value:

                                                                                                                  TOTAL
                                   FEDERAL HOME LOAN       FEDERAL NATIONAL       GOVERNMENT NATIONAL        MORTGAGE-BACKED
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
                                 ====================== ======================== ======================= ======================


     The adjustable rate Mortgage-Backed Securities are limited by periodic caps (generally interest rate adjustments are limited to no more than 1% every six months) and lifetime caps. The weighted average lifetime cap was 11.5% at September 30, 2001 and 11.5% at December 31, 2000.

     During the nine months ended September 30, 2001, the Company realized $1,935,813 in gains from sales of Mortgage-Backed Securities. During the nine months ended September 30, 2000, the Company realized $1,044,576 in gains from sales of Mortgage-Backed Securities.

3.   REPURCHASE AGREEMENTS

     The Company had outstanding $5,521,302,906 and $1,682,359,000 of repurchase agreements with a weighted average borrowing rate of 3.44% and 6.55% and a weighted average remaining maturity of 74 days and 29 days as of September 30, 2001 and December 31, 2000, respectively.

     At September 30, 2001 and December 31, 2000, the repurchase agreements had the following remaining maturities:

                                                  SEPTEMBER 30, 2001          DECEMBER 31, 2000
                                             --------------------------- ---------------------------
Within 30 days                                           $4,402,672,000              $1,135,886,000
30 to 59 days                                               629,348,000                 363,810,000
60 to 89 days                                                         -                  48,845,000
90 to 119 days                                               18,202,000                           -
Over 120 days                                               471,080,906                  79,818,000
                                             --------------------------- ---------------------------
  Total                                                  $5,521,302,906              $1,628,359,000
                                             =========================== ===========================

4.   OTHER LIABILITIES

     As of September 30, 2001, the Company had a repurchase agreement with a buyer's right to extend. The buyer may extend this transaction, in whole or in part, on the repurchase date for an additional period of three months. The Buyer will additionally have the right to successively extend this transaction for additional periods of three months, but the final repurchase date will in any case be no later than July 19, 2006. The aggregate fair value was a $1,570,417 liability included in other liabilities on the Statement of Financial Condition. During the quarter, the net change in the fair value was $445,323, which was included in interest expense.

5.   COMMON STOCK

     During the nine months ended September 30, 2001, 167,502 options were exercised or shares granted under the long-term compensation plan totaled $1,196,203. Also, 4,438 shares were purchased in the dividend reinvestment and direct purchase program an aggregate purchase price of $51,931. The Company completed an offering of common stock on September 26, 2001 issuing 14,991,600 shares, with aggregate net proceeds of $179.6 million. An offering of common stock during the second quarter of 2001 was completed issuing 18,918,500 shares, with aggregate net proceeds of $195.3 million. Additional offerings for 11,150,000 shares were completed during the first quarter for aggregate net proceeds of $99.3 million. During the year ended December 31, 2000, the number of stock options exercised was 47,499, with an aggregate purchase price of $198,762. The number of shares issued in the dividend reinvestment and direct purchase plan was 894,163 with an aggregate purchase price of $7,392,859 during the year ended December 31, 2000.

     During the Company's quarter ending September 30, 2001, the Company declared dividends to shareholders totaling $26,893,130 or $0.45 per share, which was paid on October 30, 2001. During the year ended December 31, 2000, the Company declared dividends to shareholders totaling $16,333,252, or $1.15 per share, of which $12,702,507 was paid during the year and $3,630,745 was paid on January 30, 2001.

6.   EARNINGS PER SHARE (EPS)

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

     For the quarter ended September 30, 2001, the reconciliation is as follows:

                                                       For the Quarter Ended September 30, 2001
                                       ------------------------------------------------------------------------
                                                Income           Shares (Denominator)          Per-Share
                                             (Numerator)                                        Amount
Net income                                        $26,345,168
                                       -----------------------

Basic earnings per share                          $26,345,168              45,503,179                    $0.58
                                                                                       ========================
Effect of dilutive securities:
  Dilutive stock options                                                      456,514
                                       ----------------------- -----------------------

  Diluted earnings per share                      $26,345,168              45,959,693                    $0.57
                                       ======================= ======================= ========================

     For the nine months ended September 30, 2001, the reconciliation is as follows:

                                                     For the Nine Months Ended September 30, 2001
                                       ------------------------------------------------------------------------
                                                Income           Shares (Denominator)          Per-Share
                                             (Numerator)                                        Amount
Net income                                        $53,270,284
                                       -----------------------

Basic earnings per share                          $53,270,284              35,260,086                    $1.51
                                                                                       ========================
Effect of dilutive securities:
  Dilutive stock options                                                      508,804
                                       ----------------------- -----------------------
  Diluted earnings per share                      $53,270,284              35,768,890                    $1.49
                                       ======================= ======================= ========================


     Options to purchase 735,485 shares were outstanding during the quarter ended September 30, 2001 and were dilutive as the exercise price of between $4.00 and $13.69 was less than the average stock price for the quarter of $13.75. Options to purchase 729,235 shares were outstanding during the nine months ended September 30, 2001 and were dilutive as the exercise price of between $4.00 and $11.25 was less than the average stock price for the nine months of $12.18. Options to purchase 6,250 shares of stock were outstanding and not considered dilutive. The exercise price of $13.69 was greater than the average stock price for the nine months of $12.18

     For the quarter ended September 30, 2000, the reconciliation is as follows:

                                                        For the Quarter Ended September 30, 2000
                                     -----------------------------------------------------------------------------
                                                Income             Shares (Denominator)          Per-Share
                                             (Numerator)                                           Amount
Net income                                           $3,806,097
                                     ---------------------------

Basic earnings per share                             $3,806,097              14,238,680                     $0.27
                                                                                         =========================

Effect of dilutive securities:
  Dilutive stock options                                                        290,462
                                     --------------------------- -----------------------
  Diluted earnings per share                         $3,806,097              14,529,142                     $0.26
                                     =========================== ======================= =========================


     For the nine months ended September 30, 2000, the reconciliation is as follows:

                                                     For the Nine Months Ended September 30, 2000
                                       ------------------------------------------------------------------------
                                                Income           Shares (Denominator)          Per-Share
                                             (Numerator)                                        Amount
Net income                                        $12,493,415
                                       -----------------------
Basic earnings per share                          $12,493,415              13,980,602                    $0.89
                                                                                       ========================

Effect of dilutive securities:
  Dilutive stock options                                                      293,950
                                       ----------------------- -----------------------
  Diluted earnings per share                      $12,493,415              14,274,552                    $0.87
                                       ======================= ======================= ========================

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

7.   COMPREHENSIVE INCOME

     The Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Statement No. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. The Company at September 30, 2001 and December 31, 2000 held securities classified as available-for-sale. At September 30, 2001, the net unrealized gain totaled $56,676,820 and at December 31, 2000, the net unrealized loss totaled $13,044,259.

8.   LEASE COMMITMENTS

     The Corporation has a noncancelable lease for office space, which commenced in April 1998 and expires in December 2007.

     The Corporation's aggregate future minimum lease payments are as follows:

     2001                                                   $97,868
     2002                                                   100,515
     2003                                                   110,261
     2004                                                   113,279
     2005                                                   116,388
     2006                                                   119,590
     2007                                                   122,888
                                                       ------------
     Total remaining lease payments                        $780,789
                                                       ============

10.  RELATED PARTY TRANSACTION

     Included in "Other Assets" on the Balance sheet is an investment in Annaly International Money Management, Inc. On June 24, 1998, the Company acquired 99,960 nonvoting shares, at a cost of $49,980. The officers and directors of Annaly International Money Management Inc. are also officers and directors of the Company.

11.  INTEREST RATE RISK

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

RESULTS OF OPERATIONS: FOR THE QUARTERS ENDED SEPTEMBER 30, 2001 AND 2000

     NET INCOME SUMMARY

     For the quarter ended September 30, 2001, our GAAP net income was $26.3 million, or $0.58 basic earnings per average share, as compared to $3.8 million, or $0.27 basic earnings per average share, for the quarter ended September 30, 2000. We compute our GAAP net income per share by dividing net income by the weighted average number of shares of outstanding common stock during the period, which was 45,503,179 for the quarter ended September 30, 2001 and 14,238,680 for the quarter ended September 30, 2000. Dividends per shares outstanding for the quarter ended September 30, 2001 was $0.45 per share, or $26.9 million in total. Dividends per shares outstanding for the quarter ended September 30, 2000 was $0.25 per share, or $3.6 million in total. Our annualized return on average equity was 23.26% for the quarter ended September 30, 2001 and 13.29% for the quarter ended September 30, 2000.

     For the nine months ended September 30, 2001, our GAAP net income was $53.3 million, or $1.51 basic earnings per average share, as compared to $12.5 million, or $0.89 basic earnings per average share, for the nine months ended September 30, 2000. We compute our GAAP net income per share by dividing net income by the weighted average number of shares of outstanding common stock during the period, which was 35,260,086 for the nine months ended September 30, 2001 and 13,980,602 for the nine months ended September 30, 2000. Dividends per actual shares outstanding for the nine months ended September 30, 2001 was $1.15 per share, or $52.5 million in total. Our annualized return on average equity was 18.78% for the nine months ended September 30, 2001 and 14.91% for the nine months ended September 30, 2000.

                               NET INCOME SUMMARY
              (dollars in the thousands, except for per share data)


                                                                                        NINE MONTHS      NINE MONTHS
                                                    QUARTER ENDED    QUARTER ENDED         ENDED            ENDED
                                                    SEPTEMBER 30,    SEPTEMBER 30,     SEPTEMBER 30,    SEPTEMBER 30,
                                                        2001              2000             2001              2000
                                                   ---------------- ----------------- ---------------- -----------------
Interest Income                                            $75,774           $28,239         $182,998           $78,590
Interest Expense                                            48,620            24,779          127,357            65,525
                                                   ---------------- ----------------- ---------------- -----------------
Net Interest Income                                         27,154             3,460           55,641            13,065
Gain on Sale of Mortgage-Backed Securities                   1,184               873            1,936             1,045
General and Administrative Expenses                          1,993               527            4,307             1,617
                                                   ---------------- ----------------- ---------------- -----------------
Net Income                                                 $26,345           $ 3,806          $53,270           $12,493
                                                   ================ ================= ================ =================

Average Number of Basic Shares Outstanding              45,503,179        14,238,680       35,260,086        13,980,602
Average Number of Diluted Shares Outstanding            45,959,693        14,529,142       35,768,890        14,274,552

Basic Net Income Per Share                                   $0.58             $0.27            $1.51             $0.89
Diluted Net Income Per Share                                 $0.57             $0.26            $1.49             $0.87

Average Total Assets                                    $6,069,419        $1,620,094       $4,424,237        $1,569,205
Average Equity                                            $453,104          $114,573         $378,179          $111,755


Annualized Return on Average Assets                          1.74%             0.94%            1.61%             1.06%
Annualized Return on Average Equity                         23.26%            13.29%           18.78%            14.91%


     INTEREST INCOME AND AVERAGE EARNING ASSET YIELD

     We had average earning assets of $5.3 billion and $1.6 billion for the quarters ended September 30, 2001 and 2000, respectively. Our primary source of income for the quarters ended September 30, 2001 and 2000 was interest income. A portion of our income was generated by gains on the sales of our mortgage-backed securities. Our interest income was $75.8 million for the quarter ended September 30, 2001 and $28.2 million for the quarter ended September 30, 2000. Our yield on average earning assets was 5.76% and 7.10% for the same respective periods. Our average earning asset balance increased by $3.7 billion and interest income increased by $47.6 million for the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000, due to the substantial increase in the asset base resulting from the inflow of capital during the nine months.

     We had average earning assets of $4.0 billion and $1.5 billion for the nine months ended September 30, 2001 and 2000, respectively. Our interest income was $183.0 million for the nine months ended September 30, 2001 and $78.6 million for the nine months ended September 30, 2000. Our yield on average earning assets was 6.09% and 6.96% for the same respective periods. Our average earning asset balance increased by $2.5 billion and interest income increased by $104.4 million for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000, due to equity offerings in the first, second and third quarters.

     The table below shows our average balance of cash equivalents and mortgage-backed securities, the yields we earned on each type of earning asset, our yield on average earning assets and our interest income for the quarters ended September 30, 2001, June 30, 2001, and March 31, 2001, the year ended December 31, 2000 and the four quarters in 2000.

                           AVERAGE EARNING ASSET YIELD

                                                                                                Yield on
                                                       Average                  Yield on         Average      Yield on
                                         Average       Mortgage-    Average    Average          Mortgage-      Average
                                           Cash         Backed      Earning    Cash               Backed       Earning   Interest
                                        Equivalents    Securities    Assets    Equivalents     Securities      Assets      Income
                                        -----------    ----------    ------    -----------     ----------      ------      ------
                                                                    (dollars in thousands)
For the Quarter Ended September 30, 2001    $2         $5,263,231  $5,263,233    2.77%            5.76%         5.76%     $75,774
For  the Quarter Ended June 30, 2001        $2         $4,256,864  $4,256,866    3.72%            6.09%         6.09%     $64,790
For  the Quarter Ended March 31, 2001       $2         $2,502,088  $2,502,090    4.93%            6.78%         6.78%     $42,434
-----------------------------------------------------------------------------------------------------------------------------------
For the Year Ended December 31, 2000       $263        $1,564,228  $1,564,491    4.1.8%           7.02%         7.02%    $109,750
For the Quarter Ended December 31, 2000    $394        $1,741,985  $1,742,379    5.08%            7.16%         7.15%     $31,160
For the Quarter Ended September 30, 2000   $188        $1,590,497  $1,590,685    5.43%            7.10%         7.10%     $28,239
For the Quarter Ended June 30, 2000        $243        $1,476,283  $1,476,526    3.29%            6.97%         6.97%     $25,734
For the Quarter Ended March 31, 2000       $226        $1,448,148  $1,448,374    1.79%            6.80%         6.80%     $24,617

     The constant prepayment rate (or CPR) on our mortgage-backed securities for the quarter ended September 30, 2001 was 25% and for the quarter ended September 30, 2000 was 12%. CPR is an assumed rate of prepayment for our mortgage-backed securities, expressed as an annual rate of prepayment relative to the outstanding principal balance of our mortgage-backed securities. CPR does not purport to be either a historical description of the prepayment experience of our mortgage-backed securities or a prediction of the anticipated rate of prepayment of our mortgage-backed securities.

     Principal prepayments had a negative effect on our earning asset yield for the quarters and nine months ended September 30, 2001 and 2000 because we adjust our rates of premium amortization and discount accretion monthly based upon the effective yield method, which takes into consideration changes in prepayment speeds.

     INTEREST EXPENSE AND THE COST OF FUNDS

     We anticipate that our largest expense will be the cost of borrowed funds. We had average borrowed funds of $5.0 billion and total interest expense of $48.6 million for the quarter ended September 30, 2001. We had average borrowed funds of $1.5 billion and total interest expense of $24.8 million for the quarter ended September 30, 2000. Our average cost of funds was 3.89% for the quarter ended September 30, 2001 and 6.71% for the quarter ended September 30, 2000. The cost of funds rate decreased 282 basis points and the average borrowed funds increased by $3.5 billion for the quarter ended September 30, 2001 when compared to the quarter ended September 30, 2000. Due to the increase of $3.5 billion in the average repurchase balance, interest expense increased by 96%, even though the cost of funds rate declined by 282 basis points.

     We had average borrowed funds of $3.8 billion and total interest expense of $127.4 million for the nine months ended September 30, 2001. We had average borrowed funds of $1.4 billion and total interest expense of $65.5 million for the nine months ended September 30, 2000. Our average cost of funds was 4.47% for the nine months ended September 30, 2001 and 6.29% for the nine months ended September 30, 2000. The cost of funds rate decreased 182 basis points and the average borrowed funds increased by $2.4 billion for the nine months ended September 30, 2001 when compared to the nine months ended September 30, 2000.

     With our current asset/liability management strategy, changes in our cost of funds are expected to be closely correlated with changes in short-term LIBOR, although we may choose to extend the maturity of our liabilities at any time. Our average cost of funds was 0.34% above average one-month LIBOR for the quarter ended September 30, 2001 and 0.09% greater than average one-month LIBOR for the quarter ended September 30, 2000. We generally have structured our borrowings to adjust with one-month LIBOR because we believe that one-month LIBOR may continue to be lower than nine-month LIBOR in the present interest rate environment. During the quarter ended September 30, 2001, average one-month LIBOR, was 3.55%, which was 0.08% higher than average six-month LIBOR, which was 3.47%. During the quarter ended September 30, 2000, average one-month LIBOR, was 6.62%, 0.220% lower than average nine-month LIBOR, which was 6.84%.

     The table below shows our average borrowed funds and average cost of funds as compared to average one-month and average six-month LIBOR for the quarters ended September 30, 2001, June 30, 2001, and March 31, 2001, the year ended December 31, 2000 and the four quarters in 2000.

                              AVERAGE COST OF FUNDS

                                                                                    Average
                                                                                   One-Month     Average Cost     Average Cost
                                                                                     LIBOR         of Funds         of Funds
                                                                                  Relative to     Relative to     Relative to
                         Average               Average    Average      Average      Average         Average         Average
                         Borrowed   Interest   Cost of    One-Month    Six-Month   Six-Month       One-Month       Six-Month
                           Funds    Expense      Funds     LIBOR         LIBOR       LIBOR           LIBOR           LIBOR
                           -----    -------      -----     -----         -----       -----           -----           -----
                                                          (dollars in thousands)
For the Quarter Ended
  September 30, 2001    $4,997,922  $48,620      3.89%     3.55%         3.47%       0.08%           0.34%           0.42%
 For the Quarter Ended
  June 30, 2001         $4,035,022  $45,284      4.49%     4.27%         4.12%       0.15%           0.22%           0.37%
For the Quarter Ended
  March 31, 2001        $2,355,658  $33,453      5.68%     5.51%         5.18%       0.33%           0.17%           0.50%
--------------------------------------------------------------------------------------------------------------------------------
For the Year Ended
  December 31, 2000     $1,449,999  $92,902      6.41%     6.41%         6.66%      (0.25%)            -            (0.25%)
For the Quarter Ended
   December 31, 2000    $1,632,564  $27,377      6.71%     6.65%         6.62%       0.03%           0.06%           0.09%
For the Quarter Ended
   September 30, 2000   $1,477,112  $24,779      6.71%     6.62%         6.84%      (0.22%)          0.09%          (0.13%)
For the Quarter Ended
  June 30, 2000         $1,360,419  $21,453      6.30%     6.46%         6.84%      (0.38%)         (0.16%)         (0.54%)
For the Quarter Ended
  March 31, 2000        $1,329,900  $19,293      5.80%     5.92%         6.32%      (0.40%)         (0.12%)         (0.52%)

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

     NET INTEREST INCOME

     Our net interest income, which equals interest income less interest expense, totaled $27.2 million for the quarter ended September 30, 2001 and $3.5 million for the quarter ended September 30, 2000. Our net interest income increased because of the increased asset size of the company. Our net interest spread, which equals the yield on our average assets for the period less the average cost of funds for the period, was 1.87% for the quarter ended September 30, 2001 as compared to 0.39% for the quarter ended September 30, 2000. This 1.48% increase in spread income is reflected in the increase in net interest income. Net interest margin, which equals net interest income divided by average total assets, was 1.79% on an annualized basis for the quarter ended September 30, 2001 and 0.85% for the quarter ended June 30, 2000. The principal reason that net interest margin exceeded net interest spread is that average interest earning assets exceeded average interest bearing liabilities. A portion of our assets is funded with equity rather than borrowings. We did not have any interest rate agreement expenses to date.

     Our net interest income, which equals interest income less interest expense, totaled $55.6 million for the nine months ended September 30, 2001 and $13.1 million for the nine months ended September 30, 2000. Our net interest income increased as a direct result of the equity offerings during the nine month ended September 30, 2001. Our net interest spread, which equals the yield on our average assets for the period less the average cost of funds for the period, was 1.62% for the nine months ended September 30, 2001 as compared to 0.65% for the nine months ended September 30, 2000. This 0.77% increase in interest rate spread is reflected in the increase in net interest income.

     The table below shows our interest income by earning asset type, average earning assets by type, total interest income, interest expense, average repurchase agreements, average cost of funds, and net interest income for the quarters ended September 30, 2001, June 30, 2001, and March 31, 2001, the year ended December 31, 2000, and the four quarters in 2000.

                            GAAP NET INTEREST INCOME


                                Average
                            Mortgage-Backed   Interest Income on                                       Yield on Average
                              Securities        Mortgage-Backed      Average Cash    Total Interest    Interest Earning
                                 Held             Securities         Equivalents         Income             Assets
                                 ----             ----------         -----------         ------             ------

                                               (dollars in the thousands)
For the Quarter Ended
  September 30, 2001          $5,263,231            $75,774              $2               $75,774             5.76%
For the Quarter Ended
  June 30, 2001               $4,256,864            $64,790              $2               $64,790             6.09%
For the Quarter Ended
  March 31, 2001              $2,502,088            $42,434              $2               $42,434             6.78%
---------------------------------------------------------------------------------------------------------------------------
For the Year Ended
  December 31, 2000           $1,564,228           $109,739             $263             $109,750             7.02%
For the Quarter Ended
  December 31, 2000           $1,741,985            $31,154             $394              $31,160             7.16%
For the Quarter Ended
  September 30, 2000          $1,590,497            $28,237             $188              $28,239             7.10%
For the Quarter Ended
  June 30, 2000               $1,476,283            $25,732             $243              $25,734             6.97%
For the Quarter Ended
  March 31, 2000              $1,448,148            $24,616             $226              $24,617             6.80%


                                                                    Average       Net
                                 Average Balance of    Interest     Cost of    Interest
                               Repurchase Agreements   Expense       Funds      Income
                               ---------------------   -------       -----      ------


For the Quarter Ended
  September 30, 2001                 $4,997,922        $48,620       3.89%      $27,154
For the Quarter Ended
  June 30, 2001                      $4,035,022        $45,284       4.49%      $19,506
For the Quarter Ended
  March 31, 2001                     $2,355,658        $33,453       5.68%       $8,981
---------------------------------------------------------------------------------------------
For the Year Ended
  December 31, 2000                  $1,449,999        $92,902       6.41%      $16,848
For the Quarter Ended
  December 31, 2000                  $1,632,564        $27,377       6.71%       $3,783
For the Quarter Ended
  September 30, 2000                 $1,447,112        $24,779       6.71%       $3,460
For the Quarter Ended
  June 30, 2000                      $1,360,419        $21,453       6.30%       $4,282
For the Quarter Ended
  March 31, 2000                     $1,329,900        $19,293       5.80%       $5,323


     GAINS AND LOSSES ON SALES OF MORTGAGE-BACKED SECURITIES

     For the quarter ended September 30, 2001, we sold mortgage-backed securities with an aggregate historical amortized cost of $182.2 million for an aggregate gain of $1.2 million. For the quarter ended September 30, 2000, we sold mortgage-backed securities with an aggregate historical amortized cost of $174.0 million for an aggregate gain of $872,949. For the nine months ended September 30, 2001, we sold mortgage-backed securities with an aggregate historical amortized cost of $530.1 million for an aggregate gain of $1.9 million. For the nine months ended September 30, 2000, we sold mortgage-backed securities with an aggregate historical amortized cost of $262.4 million for an aggregate gain of $1.0 million. The difference between the sale price and the historical amortized cost of our mortgage-backed securities is a realized gain and increases income accordingly. We do not expect to sell assets on a frequent basis, but may from time to time sell existing assets to move into new assets, which our management believes might have higher risk-adjusted returns, or to manage our balance sheet as part of our asset/liability management strategy.

     CREDIT LOSSES

     We have not experienced credit losses on our mortgage-backed securities to date. We have limited our exposure to credit losses on our mortgage-backed securities by purchasing only securities, issued or guaranteed by FNMA, FHLMC or GNMA, which, although not rated, carry an implied "AAA" rating.


     GENERAL AND ADMINISTRATIVE EXPENSES

     G&A expenses were $2.0 million for the quarter ended September 30, 2001 and $526,881 for the quarter ended September 30, 2000. G&A expenses as a percentage of average assets was 0.13% on an annualized basis for the both quarters ended September 30, 2001 and 2000, respectively. The Company is internally managed and continues to be a low cost provider. G&A expenses were $4.3 million for the nine months ended September 30, 2001 and $1.6 million for the nine months ended September 30, 2000. Due to the increase in average assets, Annaly is able to take advantage of economies of scale. Even though G&A expenses increased for the quarter and the nine months ended September 30, 2001, when compared to the quarter and nine months ended September 30, 2000, G&A as a percentage of average assets remained unchanged.

                 GAAP G&A EXPENSES AND OPERATING EXPENSE RATIOS

                                               Total G&A          Total G&A
                                           Expenses/Average   Expenses/Average
                             Total G&A          Assets             Equity
                             Expenses        (annualized)       (annualized)
                             --------        ------------       ------------
                                       (dollars in the thousands)
For the Quarter Ended
   September 30, 2001         $1,993            0.13%              1.76%
For the Quarter Ended
  June 30, 2001               $1,393            0.12%              1.44%
For the Quarter Ended
  March 31, 2001               $921             0.13%              1.90%
----------------------------------------------------------------------------
For the Year Ended
  December 31, 2000           $2,286            0.14%              1.94%
For the Quarter Ended
  December 31, 2000            $670             0.14%              2.11%
For the Quarter Ended
  September 30, 2000           $527             0.13%              1.84%
For the Quarter Ended
  June 30, 2000                $507             0.15%              1.85%
For the Quarter Ended
  March 31, 2000               $582             0.16%              2.19%

     NET INCOME AND RETURN ON AVERAGE EQUITY

     Our net income was $26.3 million for the quarter ended September 30, 2001 and $3.8 million for the quarter ended September 30, 2000. Our return on average equity was 23.3% for the quarter ended September 30, 2001 and 13.3% for the quarter ended September 30, 2000.

     Our net income was $53.3 million for the nine months ended September 30, 2001 and $12.5 million for the nine months ended September 30, 2000. Our return on average equity was 18.8% for the nine months ended September 30, 2001 and 14.9% for the nine months ended September 30, 2000. The increase in net income is a direct result of the increase in capital from the offerings completed in the first , second and third quarters of 2001. As previously mentioned, the new capital allowed us to grow the balance sheet and ultimately grow earnings.

     The table below shows our net interest income, gain on sale of mortgage-backed securities and G&A expenses each as a percentage of average equity, and the return on average equity for the quarters ended September 30, 2001, June 30, 2001, and March 31, 2001, the year ended December 31, 2000, and for the four quarters in 2000.

                     COMPONENTS OF RETURN ON AVERAGE EQUITY
                     --------------------------------------

                    (RATIOS FOR ALL QUARTERS ARE ANNUALIZED)

                                                         Gain on Sale of
                                          Net Interest   Mortgage-Backed         G&A               Return on
                                         Income/Average  Securities/Average   Expenses/Average      Average
                                             Equity           Equity             Equity             Equity
                                             ------           ------             ------             ------

For the Quarter Ended September 30, 2001    23.97%          1.05%                1.76%              23.26%
For the Quarter Ended June 30, 2001         20.37%          0.50%                1.45%              19.42%
For the Quarter Ended March 31, 2001        18.54%          0.56%                1.90%              17.20%
----------------------------------------------------------------------------------------------------------------
For the Year Ended December 31, 2000        14.31%          1.72%                1.94%              14.09%
For the Quarter Ended December 31, 2000     11.90%          3.09%                2.11%              12.88%
For the Quarter Ended September 30, 2000    12.08%          3.05%                1.84%              13.29%
For the Quarter Ended June 30, 2000         15.61%          0.24%                1.85%              14.00%
For the Quarter Ended March 31, 2000        20.07%          0.40%                2.19%              18.28%

FINANCIAL CONDITION

     MORTGAGE-BACKED SECURITIES

     All of our mortgage-backed securities at September 30, 2001 were adjustable-rate or fixed-rate mortgage-backed securities backed by single-family mortgage loans. All of the mortgage assets underlying these mortgage-backed securities were secured with a first lien position on the underlying single-family properties. All our mortgage-backed securities were FHLMC, FNMA or GNMA mortgage pass-through certificates or CMOs, which carry an implied "AAA" rating. We mark-to-market all of our earning assets at liquidation value.

     We accrete discount balances as an increase in interest income over the life of discount mortgage-backed securities and we amortize premium balances as a decrease in interest income over the life of premium mortgage-backed securities. At September 30, 2001 and December 31, 2000, we had on our balance sheet a total of $2.5 million and $1.0 million respectively, of unamortized discount (which is the difference between the remaining principal value and current historical amortized cost of our mortgage-backed securities acquired at a price below principal value) and a total of $99.2 million and $24.3 million, respectively, of unamortized premium (which is the difference between the remaining principal value and the current historical amortized cost of our mortgage-backed securities acquired at a price above principal value).

     We received mortgage principal repayments of $506.3 million for the quarter ended September 30, 2001 and $43.1 million for the quarter ended September 30, 2000. Given our current portfolio composition, if mortgage principal prepayment rates were to increase over the life of our mortgage-backed securities, all other factors being equal, our net interest income would decrease during the life of these mortgage-backed securities as we would be required to amortize our net premium balance into income over a shorter time period. Similarly, if mortgage principal prepayment rates were to decrease over the life of our mortgage-backed securities, all other factors being equal, our net interest income would increase during the life of these mortgage-backed securities, as we would amortize our net premium balance over a longer time period.

     The table below summarizes our mortgage-backed securities at September 30, 2001, June 30, 2001 and March 31, 2001, December 31, 2000, September 30, 2000,
June 30, 2000, and March 31, 2000.


                           MORTGAGE-BACKED SECURITIES
                           --------------------------

                                                                                                Estimated
                                                                     Amortized                    Fair          Weighted
                                             Net        Amortized  Cost/Principal Estimated   Value/Principal   Average
                            Principal Value   Premium     Cost         Value      Fair Value      Value          Yield
                            ---------------   -------     ----         -----      ----------      -----         -------
                                                        (dollars in thousands)

At September 30, 2001        $6,275,501       $96,674  $6,372,175    101.54%     $6,428,853    102.44%            5.17%
At June 30, 2001             $5,498,235       $69,193  $5,567,428    101.26%     $5,572,288    101.34%            5.75%
At March 31, 2001            $3,455,436       $42,023  $3,497,459    101.22%     $3,500,610    101.31%            6.43%
---------------------------------------------------------------------------------------------------------------------------
At December 31, 2000         $1,967,967       $23,296  $1,991,263    101.18%     $1,978,219    100.52%            7.09%
At September 30, 2000        $1,669,997       $21,878  $1,691,875    101.31%     $1,664,136     99.65%            7.23%
At June 30, 2000             $1,464,968       $20,893  $1,485,861    101.43%     $1,450,853     99.04%            7.32%
At March 31, 2000            $1,448,875       $21,826  $1,470,701    101.51%     $1,436,389     99.14%            7.02%

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

            ADJUSTABLE-RATE MORTGAGE-BACKED SECURITY CHARACTERISTICS
            --------------------------------------------------------

                                                                            Weighted                             Principal Value
                                       Weighted                             Average                   Weighted    at Period End
                                       Average    Weighted     Weighted     Term to      Weighted     Average     as % of Total
                            Principal  Coupon     Average    Average Net      Next       Average       Asset     Mortgage-Backed
                              Value      Rate   Index Level     Margin     Adjustment  Lifetime Cap    Yield        Securities
                              -----      ----   -----------     ------     ----------  ------------    -----        ----------
                                                                   (dollars in thousands)
At September 30, 2001       $4,789,570  6.24%      4.31%        1.93%      27 months      11.46%       4.76%          76.32%
At June 30, 2001            $3,997,580  6.47%      4.60%        1.87%      26 months      11.37%       5.38%          72.71%
At March 31, 2001           $2,495,296  7.01%      5.14%        1.87%      26 months      11.57%       6.35%          72.21%
----------------------------------------------------------------------------------------------------------------------------------
At December 31, 2000        $1,454,356  7.61%      5.76%        1.85%      15 months      11.47%       7.24%          73.90%
At September 30, 2000       $1,203,268  7.64%      5.93%        1.71%      13 months      11.01%       7.36%          72.05%
At June 30, 2000             $986,046   7.53%      6.02%        1.51%       9 months      10.41%       7.46%          67.31%
At March 31, 2000            $957,419   7.18%      5.63%        1.55%      10 months      10.59%       7.06%          66.08%

               FIXED-RATE MORTGAGE-BACKED SECURITY CHARACTERISTICS
               ---------------------------------------------------

                                                                            Principal Value
                                              Weighted        Weighted       as % of Total
                                           Average Coupon      Average      Mortgage-Backed
                          Principal Value       Rate         Asset Yield      Securities
                          ---------------       ----         -----------      ----------
                                                (dollars in thousands)
At September 30, 2001       $1,485,931          6.88%           6.48%           23.68%
At June 30, 2001            $1,500,655          6.83%           6.71%           27.29%
At March 31, 2001            $960,140           6.79%           6.69%           27.79%
------------------------- ---------------- ---------------- -------------- ------------------
At December 31, 2000         $513,611           6.62%           6.68%           26.10%
At September 30, 2000        $466,729           6.58%           6.92%           27.95%
At June 30, 2000             $478,922           6.58%           7.05%           32.69%
At March 31, 2000            $491,456           6.58%           7.04%           33.92%


     At September 30, 2001 and December 31, 2000 we held mortgage-backed securities with coupons linked to the one-year, three-year, and five-year Treasury indices, one-month LIBOR, 12 month cumulative average one-year treasury, and the six-month CD rate.

               ADJUSTABLE-RATE MORTGAGE-BACKED SECURITIES BY INDEX
               ---------------------------------------------------
                               SEPTEMBER 30, 2001
                               ------------------

                                                                           12 Month
                                                                          Cumulative  1-Year       3-Year      5-Year
                                                  One-Month   Six-Month  Ave. 1-Year  Treasury    Treasury    Treasury
                                                    LIBOR      CD Rate     Treasury     Index       Index       Index
                                                    -----      -------     --------     -----       -----       -----
Weighted Average Adjustment Frequency                1 mo.      6 mo.        1 mo.     12 mo.      36 mo.     60 mo.
Weighted Average Term to Next Adjustment             1 mo.      1 mo.        1 mo.     37 mo.      14 mo.     33 mo.
Weighted Average Annual Period Cap                    None      1.00%         None      1.98%       2.00%      1.79%
Weighted Average Lifetime Cap at
  September 30, 2001                                 9.07%     11.38%       10.63%     12.26%      12.93%     12.44%
Mortgage Principal Value as Percentage of
Mortgage-Backed Securities at  September 30, 2001   18.68%      0.29%        1.33%     54.11%       1.65%      0.25%

               ADJUSTABLE-RATE MORTGAGE-BACKED SECURITIES BY INDEX
               ---------------------------------------------------
                                DECEMBER 31, 2000
                                -----------------

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

     BORROWINGS

     To date, our debt has consisted entirely of borrowings collateralized by a pledge of our mortgage-backed securities. These borrowings appear on our balance sheet as repurchase agreements. At September 30, 2001, we had established uncommitted borrowing facilities in this market with twenty lenders in amounts, which we believe, are in excess of our needs. All of our mortgage-backed securities are currently accepted as collateral for these borrowings. However, we limit our borrowings, and thus our potential asset growth, in order to maintain unused borrowing capacity and thus increase the liquidity and strength of our balance sheet.

     For the quarter ended September 30, 2001 the term to maturity of our borrowings ranged from one day to three years, with a weighted average original term to maturity of 112 days. At September 30, 2001, the weighted average cost of funds for all of our borrowings was 3.44% and the weighted average term to next rate adjustment was 74 days. At September 30, 2000, the term to maturity ranged from one day to 3 months, with a weighted average original term of 46 days. The weighted average cost of funds for all of our borrowings 6.57% and weighted average term to the next adjustment was 18 days.

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

     STOCKHOLDERS' EQUITY

     We use "available-for-sale" treatment for our mortgage-backed securities; we carry these assets on our balance sheet at estimated market value rather than historical amortized cost. Based upon this "available-for-sale" treatment, our equity base at September 30, 2001 was $682.0 million, or $11.41 per share. If we had used historical amortized cost accounting, our equity base at September 30, 2001 would have been $625.4 million, or $10.47 per share. Our equity base at September 30, 2000 was $118.7 million, or $8.30 per share. If we had used historical amortized cost accounting, our equity base at September 30, 2000 would have been $146.4 million, or $10.24 per share. During the quarter ended September 30, 2001, the Company raised $179.6 in a secondary offering. For the nine months ended September 30, 2001, the Company raised a total of $474.2 million in capital.

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

                           UNREALIZED GAINS AND LOSSES
                           ---------------------------
                             (Dollars in thousands)

                                                     At September         At               At                At
                                                          30,          June 30,         March 31,       December 31,
                                                         2001            2001             2001              2000
                                                    ---------------- -------------- ------------------ ---------------
Unrealized Gain                                         $67,459        $19,322          $12,606         $    3,020
Unrealized Loss                                         (10,782)       (14,462)          (9,455)           (16,064)
                                                    ---------------- -------------- ------------------ ---------------
Net Unrealized Gain (Loss)                              $56,677         $4,860           $3,151           ($13,044)
                                                    ================ ============== ================== ===============

Net Unrealized Gain (Loss) as % of Mortgage-
  Backed Securities Principal Value                        0.90%          0.08%            0.09%             (0.66%)
Net Unrealized Gain (Loss) as % of Mortgage-
  Backed Securities Amortized Cost                         0.90%          0.08%            0.09%             (0.66%)

     Unrealized changes in the estimated net market value of mortgage-backed securities have one direct effect on our potential earnings and dividends: positive market-to-market changes increase our equity base and allow us to increase our borrowing capacity while negative changes tend to limit borrowing capacity under our capital investment policy. A very large negative change in the net market value of our mortgage-backed securities might impair our liquidity position, requiring us to sell assets with the likely result of realized losses upon sale. "Unrealized Gains on Available for Sale Securities" was $56.7 million, or 0.90% of the amortized cost of our mortgage-backed securities at September 30, 2001. "Unrealized Losses on Available for Sale Securities" was $13.0 million or 0.66% of the amortized cost of our mortgage-backed securities at December 31, 2000.

     The table below shows our equity capital base as reported and on a historical amortized cost basis at September 30, 2001, June 30, 2001, March 31, 2001, December 31, 2000, September 30, 2000, June 30, 2000 and March 31, 2000.
Issuances of common stock, the level of GAAP earnings as compared to dividends declared, and other factors influence our historical cost equity capital base. The GAAP reported equity capital base is influenced by these factors plus changes in the "Net Unrealized Losses on Assets Available for Sale" account.

                              STOCKHOLDERS' EQUITY
                              --------------------

                                           Net Unrealized                    Historical
                           Historical    Gains (Losses) on  GAAP Reported  Amortized Cost    GAAP Reported
                         Amortized Cost   Assets Available   Equity Base     Equity Per       Equity (Book
                           Equity Base        for Sale       (Book Value)       Share       Value) Per Share
                           -----------        --------       ------------       -----       ----------------
                                            (dollars in thousands, except per share data)
At September 30, 2001       $625,368          $56,677          $682,045        $10.47            $11.41
At June 30, 2001            $445,091           $4,860          $449,951         $9.96            $10.07
At March 31, 2001           $248,732           $3,151          $251,883         $9.67            $ 9.80
--------------------------------------------------------------------------------------------------------------
At December 31, 2000        $148,686         ($13,044)         $135,642        $10.24            $9.34
At September 30, 2000       $146,446         ($27,739)         $118,707        $10.24            $8.30
At June 30, 2000            $145,448         ($35,008)         $110,440        $10.24            $7.77
At March 31, 2000           $143,279         ($34,313)         $108,966        $10.31            $7.84

     LEVERAGE

     Our debt-to-GAAP reported equity ratio at September 30, 2001 and, 2000 was 8.1:1 and 12.9:1, respectively. We generally expect to maintain a ratio of debt-to-equity of between 8:1 and 12:1, although the ratio may vary from this range from time to time based upon various factors, including our management's opinion of the level of risk of our assets and liabilities, our liquidity position, our level of unused borrowing capacity and over-collateralization levels required by lenders when we pledge assets to secure borrowings.

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

     OTHER MATTERS

     We calculate that our qualified REIT assets, as defined in the Internal Revenue Code, are 99.4% of our total assets at September 30, 2001 and 2000, as compared to the Internal Revenue Code requirement that at least 75% of our total assets be qualified REIT assets. We also calculate that 100% of our revenue qualifies for the 75% source of income test and for the 95% source of income test, under the REIT rules for the years ended September 30, 2001 and 2000. We also met all REIT requirements regarding the ownership of our common stock and the distribution of our net income. Therefore, as of September 30, 2001 and 2000, we believe that we qualified as a REIT under the Internal Revenue Code.

     We at all times intend to conduct our business so as not to become regulated as an investment company under the Investment Company Act. If we were to become regulated as an investment company, then our use of leverage would be substantially reduced. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" (qualifying interests). Under current interpretation of the staff of the SEC, in order to qualify for this exemption, we must maintain at least 55% of our assets directly in qualifying interests. In addition, unless certain mortgage securitites represent all the certificates issued with respect to an underlying pool of mortgages, the mortgage-backed securities may be treated as securities separate from the underlying mortgage loans and, thus, may not be considered qualifying interests for purposes of the 55% requirement. We calculate that as of September 30, 2001 and 2000 we were in compliance with this requirement.

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

     Our profitability and the value of our portfolio may be adversely affected during any period as a result of changing interest rates. The following table quantifies the potential changes in net interest income and portfolio value should interest rates go up or down 200 basis points, assuming the yield curves of the rate shocks will be parallel to each other and the current yield curve. All changes in income and value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at September 30, 2001 and various estimates regarding prepayment and all activities are made at each level of rate shock. Actual results could differ significantly from these estimates.

                                            Projected Percentage Change in         Projected Percentage Change in
        Change in Interest Rate                   Net Interest Income                      Portfolio Value
----------------------------------------------------------------------------------------------------------------------
-200 Basis Points                                         16%                                    2%
-100 Basis Points                                         8%                                     1%
-50 Basis Points                                          4%                                     1%
Base Interest Rate
+50 Basis Points                                         (7%)                                   (1%)
+100 Basis Points                                        (15%)                                  (2%)
+200 Basis Points                                        (32%)                                  (6%)

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

     The following table sets forth the estimated maturity or repricing of our interest-earning assets and interest-bearing liabilities at September 30, 2001. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except adjustable-rate loans, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature. Mortgage-backed securities reflect estimated prepayments that were estimated based on analyses of broker estimates, the results of a prepayment model that we utilized and empirical data. Our management believes that these assumptions approximate actual experience and considers them reasonable; however, the interest rate sensitivity of our assets and liabilities in the table could vary substantially if different assumptions were used or actual experience differs from the historical experience on which the assumptions are based.

                                 (IN THOUSANDS)

                                                                          More than 1     3 Years and
                                     Within 3 Months    4-12 Months     Year to 3 Years      Over            Total
                                     ---------------- ----------------- ---------------- ---------------- --------------
                                                                       (in thousands)
Rate Sensitive Assets:
  Mortgage-Backed Securities              $1,280,975          $345,081       $1,098,769       $3,550,677     $6,275,502

Rate Sensitive Liabilities:
  Repurchase Agreements                    5,032,020            18,202          471,081                       5,521,303
                                     ---------------- ----------------- ---------------- ---------------- --------------

Interest rate sensitivity gap           ($3,751,045)          $326,879         $627,688       $3,550,677       $754,199
                                     ================ ================= ================ ================ ==============

Cumulative rate sensitivity gap         ($3,751,045)      ($3,424,166)     ($2,796,478)         $754,199
                                     ================ ================= ================ ================ ==============
Cumulative interest rate
sensitivity gap as a percentage of
total rate-sensitive assets               (60%)            (55%)             (45%)             12%

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

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        (a)    Exhibits

                    None

        (b)    Reports on Form 8-K

                  The Company filed a Form 8-K on August 29, 2001 with respect to Deloitte and Touche LLC consent to use their name and incorporate by reference the 2000 Form 10K in the prospectus supplement.

                  The Company filed a Form 8-K on September 21, 2001 with respect to press release announcing the dividend resolution.

                  The following current report on Form 8-K was filed by the Company subsequent to the third quarter 2001:

                  The Company filed a Form 8-K on October 2, 2001 with respect to the Company's entering into an underwriting agreement with UBS Warburg LLC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               ANNALY MORTGAGE MANAGEMENT, INC.

Dated: November 13, 2001                 By: /s/ Michael A.J. Farrell
                                            ------------------------
                               Michael A.J. Farrell
                               Chairman of the Board and Chief Executive Officer (authorized officer of registrant)



Dated:  November 13, 2001                By: /s/ Kathryn F. Fagan
                                            ---------------------
                               Kathryn F. Fagan
                               Chief Financial Officer and Treasurer
                               (principal accounting officer)