Form 10-K
period 2001-12-31
ANNALY MORTGAGE MANAGEMENT INC
filed 2002-03-29
CIK 1043219

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

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2001

                                       OR

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM _____ TO _____

                         COMMISSION FILE NUMBER: 1-13447

                        ANNALY MORTGAGE MANAGEMENT, INC.
             (Exact Name of Registrant as Specified in its Charter)


                MARYLAND                                        22-3479661
     (State or other jurisdiction of                         (I.R.S. Employer
     incorporation  of organization)                      Identification Number)

     12 East 41st Street, Suite 700
           New York, New York                                     10017
(Address of Principal Executive Offices)                       (Zip Code)

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

                             Yes [X]   No [_]

--------------------------------------------------------------------------------
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

At March 25, 2002 the aggregate market value of the voting stock held by non-affiliates of the Registrant was $1,393,968,716

The number of shares of the Registrant's Common Stock outstanding on March 25, 2002 was 82,870,659

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's definitive Proxy Statement issued in connection with the 2002 Annual Meeting of Stockholders of the Registrant to be held on May 17, 2002 are incorporated by reference into Part III.

ANNALY MORTGAGE MANAGEMENT, INC.
--------------------------------------------------------------------------------

                          2001 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                     PART I
                                                                            PAGE


ITEM 1.     BUSINESS                                                           1

ITEM 2.     PROPERTIES                                                        26

ITEM 3.     LEGAL PROCEEDINGS                                                 26

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               26

                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY
            AND RELATED STOCKHOLDER MATTERS                                   27

ITEM 6.     SELECTED FINANCIAL DATA                                           29

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                               31

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK        44

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                       46

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE                               46

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                46

ITEM 11.    EXECUTIVE COMPENSATION                                            46

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT    46

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                    46

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K   47

FINANCIAL STATEMENTS                                                         F-1

SIGNATURES                                                                    61

EXHIBIT INDEX                                                                 62

                                     PART I

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements contained in this annual report, and certain statements contained in our future filings with the Securities and Exchange Commission (the "SEC" or the "Commission"), in our press releases or in our other public or shareholder communications may not be, based on historical facts and are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements which are based on various assumptions, (some of which are beyond our control) may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as "may," "will," "believe," "expect," "anticipate," "continue," or similar terms or variations on those terms, or the negative of those terms. Actual results could differ materially from those set forth in forward-looking statements due to a variety of factors, including, but not limited to, changes in interest rates, changes in yield curve, changes in prepayment rates, the availability of mortgage-backed securities for purchase, the availability of financing and, if available, the terms of any financing. For a discussion of the risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, see "Risk Factors." We do not undertake, and specifically disclaim any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.


ITEM 1.  BUSINESS

                                   THE COMPANY

     Background

     Annaly Mortgage Management, Inc owns and manages a portfolio of mortgage-backed securities, including mortgage pass-through certificates, collateralized mortgage obligations (or CMOs) and other securities representing interests in or obligations backed by pools of mortgage loans. Our principal business objective is to generate net income for distribution to our stockholders from the spread between the interest income on our mortgage-backed securities and the costs of borrowing to finance our acquisition of mortgage-backed securities. We have elected to be taxed as a real estate investment trust (or REIT) under the Internal Revenue Code. Therefore, substantially all of our assets consist of qualified REIT real estate assets (of the type described in Section 856(c)(5)(B) of the Internal Revenue Code). We commenced operations on February 18, 1997. We are self-advised and self-managed.

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

     To date, all of the securities that we have acquired have been agency mortgage-backed securities which, although not rated, carry an implied "AAA" rating. Agency mortgage-backed securities are mortgage-backed securities for which a government agency or federally chartered corporation, such as the Federal Home Loan Mortgage Corporation (or FHLMC), the Federal National Mortgage Association (or FNMA), or the Government National Mortgage Association (or
GNMA), guarantees payments of principal or interest on the securities. Agency mortgage-backed securities consist of agency pass-through certificates and CMOs issued or guaranteed by an agency. Pass-through certificates provide for a pass-through of the monthly interest and principal payments made by the borrowers on the underlying mortgage loans. CMOs divide a pool of mortgage loans into multiple tranches with different principal and interest payment characteristics.

     At December 31, 2001, approximately 60% of our mortgage-backed securities were adjustable-rate pass-though certificates, approximately 22% of our mortgage-backed securities were fixed-rate pass-through certificates or CMOs, and approximately 18% of our mortgage-backed securities were CMO floaters. Our adjustable-rate pass-through certificates are backed by adjustable-rate mortgage loans and have coupon rates which adjust over time, subject to interest rate caps and lag periods, in conjunction with changes in short-term interest rates. CMO floaters are tranches of CMOs mortgage-backed securities where the interest rate adjusts in conjunction with changes in short-term interest rates. Our fixed-rate pass-through certificates are backed by fixed-rate mortgage rates which do not adjust over time. CMO floaters may be backed by fixed-rate mortgage loans or, less often, by adjustable-rate mortgage loans. In this Form 10-K, except where the context indicates otherwise, we use the term "adjustable-rate securities" or "adjustable-rate mortgage-backed securities" to refer to adjustable-rate pass-through certificates and CMO floaters. At December 31, 2001, the weighted average yield on our portfolio of earning assets was 4.41%, and the weighted average term to next rate adjustment on adjustable rate securities was 24 months.

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

     Borrowings

     We attempt to structure our borrowings to have interest rate adjustment indices and interest rate adjustment periods that, on an aggregate basis, correspond generally to the interest rate adjustment indices and periods of our adjustable-rate mortgage-backed securities. However, periodic rate adjustments on our borrowings are generally more frequent than rate adjustments on our mortgage-backed securities. At December 31, 2001, the weighted average cost of funds for all of our borrowings was 2.18%, the weighted average original term to maturity was 119 days, and the weighted average term to next rate adjustment of these borrowings was 85 days.

     We generally expect to maintain a ratio of debt-to-equity of between 8:1 and 12:1, although the ratio may vary from time to time depending upon market conditions and other factors that our management deems relevant. For purposes of calculating this ratio, our equity is equal to the value of our investment portfolio on a mark-to-market basis, less the book value of our obligations under repurchase agreements and other collateralized borrowings. At December 31, 2001, our ratio of debt-to-equity was 9.5:1.

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

     Management

     Our executive officers are:

     o Michael A.J. Farrell, Chairman of the Board, Chief Executive, Officer and President;

     o Wellington J. St. Claire, Vice Chairman of the Board and Chief Investment Officer;

     o    Kathryn F. Fagan, Chief Financial Officer and Treasurer; and

     o    Jennifer A. Stephens, Secretary and Investment Officer.

     Mr. Farrell and Ms. St. Claire have an average of 21 years experience in the investment banking and investment management industries where, in various capacities, they have each managed portfolios of mortgage-backed securities, arranged collateralized borrowings and utilized hedging techniques to mitigate interest rate and other risk within fixed-income portfolios. Mr. Farrell was appointed our President effective as of January 1, 2002. Ms. Fagan is a certified public accountant and, prior to becoming our Chief Financial Officer and Treasurer, served as Chief Financial Officer and Controller of a publicly owned savings and loan association. Ms. Stephens has worked for us since December 1996. Since 1994, Mr. Farrell and Ms. St. Claire have managed Fixed Income Discount Advisory Company (or FIDAC), a registered investment advisor which, at December 31, 2001, managed, assisted in managing or supervised approximately $3 billion in gross assets for a wide array of clients, all of which, assets on that date were managed on a discretionary basis. Mr. Farrell is the sole stockholder of FIDAC.

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

     Various factors affect the rate at which mortgage prepayments occur, including changes in interest rates, general economic conditions, the age of the mortgage loan, the location of the property and other social and demographic conditions. Generally prepayments on mortgage-backed securities increase during periods of falling mortgage interest rates and decrease during periods of rising mortgage interest rates. We may reinvest prepayments at a yield that is higher or lower than the yield on the prepaid investment, thus affecting the weighted average yield of our investments.

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

     FHLMC Certificates

     FHLMC is a privately-owned government-sponsored enterprise created pursuant to an Act of Congress on July 24, 1970. The principal activity of FHLMC currently consists of the purchase of mortgage loans or participation interests in mortgage loans and the resale of the loans and participations in the form of guaranteed mortgage-backed securities. FHLMC guarantees to each holder of FHLMC certificates the timely payment of interest at the applicable pass-through rate and ultimate collection of all principal on the holder's pro rata share of the unpaid principal balance of the related mortgage loans, but does not guarantee the timely payment of scheduled principal of the underlying mortgage loans. The obligations of FHLMC under its gurantees are solely those of FHLMC and are not backed by the full faith and credit of the United States. If FHLMC were unable to satisfy these obligations, distributions to holders of FHLMC certificates would consist solely of payments and other recoveries on the underlying mortgage loans and, accordingly, defaults and deliquencies on the underlying mortgage loans would adversely affect monthly distributions to holders of FHLMC certificates.

     FHLMC certificates may be backed by pools of single-family mortgage loans or multi-family mortgage loans. These underlying mortgage loans may have original terms to maturity of up to 40 years. FHLMC certificates may be issued under cash programs (composed of mortgage loans purchased from a number of sellers) or guarantor programs (composed of mortgage loans acquired from one seller in exchange for certificates representing interests in the mortgage loans purchased).

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

     FNMA Certificates

     FNMA is a privately-owned, federally-chartered corporation organized and existing under the Federal National Mortgage Association Charter Act. FNMA provides funds to the mortgage market primarily by purchasing home mortgage loans from local lenders, thereby replenishing their funds for additional lending. FNMA guarantees to the registered holder of a FNMA certificate that it will distribute amounts representing scheduled principal and interest on the mortgage loans in the pool underlying the FNMA certificate, whether or not received, and the full principal amount of any such mortgage loan foreclosed or otherwise finally liquidated, whether or not the principal amount is actually received. The obligations of FNMA under its guarantees are solely those of FNMA and are not backed by the full faith and credit of the United States. If FNMA were unable to satisfy its obligations, distributions to holders of FNMA certificates would consist solely of payments and other recoveries on the underlying mortgage loans and, accordingly, defaults and delinquencies on the underlying mortgage loans would adversely affect monthly distributions to holders of FNMA certificates.

     FNMA certificates may be backed by pools of single-family or multi-family mortgage loans. The original term to maturity of any such mortgage loan generally does exceed 40 years. FNMA certificates may pay interest at a fixed rate or an adjustable rate. Each series of FNMA ARM certificates bears an initial interest rate and margin tied to an index based on all loans in the related pool, less a fixed percentage representing servicing compensation and FNMA's guarantee fee. The specified index used in different series has included the Treasury Index, the 11th District Cost of Funds Index published by the Federal Home Loan Bank of San Francisco, LIBOR and other indices. Interest rates paid on fully-indexed FNMA ARM certificates equal the applicable index rate plus a specified number of basis points. The majority of series of FNMA ARM certificates issued to date have evidenced pools of mortgage loans with monthly, semi-annual or annual interest rate adjustments. Adjustments in the interest rates paid are generally limited to an annual increase or decrease of either 100 or 200 basis points and to a lifetime cap of 500 or 600 basis points over the initial interest rate. Certain FNMA programs include mortgage loans which allow the borrower to convert the adjustable mortgage interest rate of the ARM to a fixed rate. Adjustable-rate mortgages which are converted into fixed-rate mortgage loans are repurchased by FNMA or by the seller of the loans to FNMA at the unpaid principal of the loan plus accrued interest to the due date of the last adjustable rate interest payment. Adjustments to the interest rates on FNMA ARM certificates are typically subject to lifetime caps and periodic rate or payment caps.

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

     Collateralized Mortgage Obligations and Multi-Class Pass-Through Securities

     We may also invest in collateralized mortgage obligations (or CMOs) and multi-class pass-through securities. CMOs are debt obligations issued by special purpose entities that are secured by mortgage loans or mortgage-backed certificates, including, in many cases, certificates issued by government and government-related guarantors, including, GNMA, FNMA and FHLMC, together with certain funds and other collateral. Multi-class pass-through securities are equity interests in a trust composed of mortgage loans or other mortgage-backed securities. Payments of principal and interest on underlying collateral provide the funds to pay debt service on the CMO or make scheduled distributions on the multi-class pass-through securities. CMOs and multi-class pass-through securities may be issued by agencies or instrumentalities of the U.S. Government or by private organizations. The discussion of CMOs in the following paragraphs is similarly applicable to multi-class pass-through securities.

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

     A CMO may be subject to the issuer's right to redeem the CMO prior to its stated maturity date, which may diminish the anticipated return on our investment. Privately-issued CMOs are supported by private credit enhancements similar to those used for privately-issued certificates and are often issued as senior-subordinated mortgage-backed securities. We will only acquire CMOs or multi-class pass-through certificates that constitute debt obligations or beneficial ownership in grantor trusts holding mortgage loans, or regular interests in REMICs, or that otherwise constitute qualified REIT real estate assets under the Internal Revenue Code (provided that we have obtained a favorable opinion of our tax advisor or a ruling from the IRS to that effect).

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

     As in the case of fixed-rate mortgage-backed securities, to the extent these securities are purchased at a premium, faster than expected prepayments would accelerate our amortization of the premium. Conversely, if these securities were purchased at a discount, faster than expected prepayments would accelerate our recognition of income.

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

     We generally intend to hold mortgage-backed securities for extended periods. In addition, the REIT provisions of the Internal Revenue Code limit in certain respects our ability to sell mortgage-backed securities. We may decide to sell assets from time to time, however, for a number of reasons including our desire to dispose of an asset as to which credit risk concerns have arisen, to reduce interest rate risk, to substitute one type of mortgage-backed security for another, to improve yield or to maintain compliance with the 55% requirement under the Investment Company Act, and generally to re-structure the balance sheet when we deem advisable. Our board of directors has not adopted any policy that would restrict management's authority to determine the timing of sales or the selection of mortgage-backed securities to be sold.

     We do not invest in principal-only interests in mortgage-backed securities, residual interests, accrual bonds, inverse-floaters, two-tiered index bonds, cash flow bonds, mortgage-backed securities with imbedded leverage or mortgage-backed securities that would be deemed unacceptable for collateralized borrowings, excluding shares in mortgage REITs.

     As a requirement for maintaining REIT status, we will distribute to stockholders aggregate dividends equaling at least 90% of our taxable income (excluding capital gains) for each taxable year. We will make additional distributions of capital when the return expectations of the stockholders appear to exceed returns potentially available to us through making new investments in mortgage-backed securities. Subject to the limitations of applicable securities and state corporation laws, we can distribute capital by making purchases of our own capital stock or through paying down or repurchasing any outstanding uncollateralized debt obligations.

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

     Capital and Leverage

     We expect generally to maintain a debt-to-equity ratio of between 8:1 and 12:1, although the ratio may vary from time to time depending upon market conditions and other factors our management deems relevant, including the composition of our balance sheet, haircut levels required by lenders, the market value of our mortgage-backed securities in our portfolio and "excess capital cushion" percentages (as described below) set by our board of directors from time to time. For purposes of calculating this ratio, our equity (or capital base) is equal to the value of our investment portfolio on a mark-to-market basis less the book value of our obligations under repurchase agreements and other collateralized borrowings. At December 31, 2001, our ratio of debt-to-equity was 9.5:1.

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

     We are prohibited from acquiring additional assets during periods when our capital base is less than the minimum amount required under our capital investment policy, except as may be necessary to maintain REIT status or our exemption from the Investment Company Act. In addition, when our capital base falls below our risk-managed capital requirement, our management is required to submit to our board of directors a plan for bringing our capital base into compliance with our capital investment policy guidelines. We anticipate that in most circumstances we can achieve this goal without overt management action through the natural process of mortgage principal repayments. We anticipate that our capital base is likely to exceed our risk-managed capital requirement during periods following new equity offerings and during periods of falling interest rates and that our capital base could fall below the risk-managed capital requirement during periods of rising interest rates.

     The first component of our capital requirements is the current aggregate over-collateralization amount or "haircut" the lenders require us to hold as capital. The haircut for each mortgage-backed security is determined by our lenders based on the risk characteristics and liquidity of the asset. Haircut levels on individual borrowings generally range from 3% for certain FHLMC, FNMA or GNMA mortgage-backed securities to 20% for certain privately-issued mortgage-backed securities. At December 31, 2001, the weighted average haircut level on our securities was 3.5%. Should the market value of our pledged assets decline, we will be required to deliver additional collateral to our lenders to maintain a constant over-collateralization level on our borrowings.

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

     Our board of directors reviews on a periodic basis various analyses prepared by our management of the risks inherent in our balance sheet, including an analysis of the effects of various scenarios on our net cash flow, earnings, dividends, liquidity and net market value. Should our board of directors determine that the minimum required capital base set by our capital investment policy is either too low or too high, our board of directors may raise or lower the capital requirement accordingly.

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

     We expect to continue to use repurchase agreements as our principal financing device to leverage our mortgage-backed securities portfolio. We anticipate that, upon repayment of each borrowing under a repurchase agreement, we will use the collateral immediately for borrowing under a new repurchase agreement. At present, we have entered into uncommitted facilities with 22 lenders for borrowings in the form of repurchase agreements. We have not at the present time entered into any commitment agreements under which the lender would be required to enter into new repurchase agreements during a specified period of time, nor do we presently plan to have liquidity facilities with commercial banks. We may, however, enter into such commitment agreements in the future. We enter into repurchase agreements primarily with national broker-dealers, commercial banks and other lenders which typically offer this type of financing. We enter into collateralized borrowings only with financial institutions meeting credit standards approved by our board of directors, and we monitor the financial condition of these institutions on a regular basis.

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

     Although we have not done so to date, we may purchase from time to time interest rate caps, interest rate swaps, interest rate collars, interest rate caps or floors, "interest only" mortgage-backed securities and similar instruments to attempt to mitigate the risk of the cost of our variable rate liabilities increasing at a faster rate than the earnings on our assets during a period of rising interest rates or to mitigate prepayment risk. We may hedge as much of the interest rate risk as our management determines is in our best interests, given the cost of the hedging transactions and the need to maintain our status as a REIT. This determination may result in our electing to bear a level of interest rate or prepayment risk that could otherwise be hedged when management believes, based on all relevant facts, that bearing the risk is advisable.

     We seek to build a balance sheet and undertake an interest rate risk management program which is likely to generate positive earnings and maintain an equity liquidation value sufficient to maintain operations given a variety of potentially adverse circumstances. Accordingly, our hedging program addresses both income preservation, as discussed above, and capital preservation concerns. For capital preservation, we monitor our "duration." This is the expected percentage change in market value of our assets that would be caused by a 1% change in short and long-term interest rates. To monitor duration and the related risks of fluctuations in the liquidation value of our equity, we model the impact of various economic scenarios on the market value of our mortgage-backed securities and liabilities. At December 31, 2001, we estimate that the duration of our assets was 1.2%. We believe that our interest rate risk management program will allow us to maintain operations throughout a wide variety of potentially adverse circumstances. Nevertheless, in order to further preserve our capital base (and lower our duration) during periods when we believe a trend of rapidly rising interest rates has been established, we may decide to enter into or increase hedging activities or to sell assets. Each of these actions may lower our earnings and dividends in the short term to further our objective of maintaining attractive levels of earnings and dividends over the long term.

     We may elect to conduct a portion of our hedging operations through one or more subsidiary corporations which would not be a qualified REIT subsidiary and would be subject to federal and state income taxes. To comply with the asset tests applicable to us as a REIT, the value of the securities of the any taxable subsidiary we hold must be limited to less than 5% of the value of our total assets as of the end of each calendar quarter and we may not own more than 10% of the voting securities of the taxable subsidiary. We could, however, elect to treat a subsidiary as a "taxable REIT subsidiary," in which case we could own 100% of the voting stock of such subsidiary, provided that the value of the stock that we own in all such taxable REIT subsidiaries does not exceed 20% of the value of our total assets at the close of any calendar quarter. A taxable subsidiary would not elect REIT status and would distribute any net profit after taxes to us and its other stockholders. Any dividend income we receive from the taxable subsidiary (combined with all other income generated from our assets, other than qualified REIT real estate assets) must not exceed 25% of our gross income.

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

     Future Revisions in Policies and Strategies

     Our board of directors has established the investment policies and operating policies and strategies set forth in this Form 10-K. The board of directors has the power to modify or waive these policies and strategies without the consent of the stockholders to the extent that the board of directors determines that the modification or waiver is in the best interests of our stockholders. Among other factors, developments in the market which affect our policies and strategies or which change our assessment of the market may cause our board of directors to revise our policies and strategies.

Potential Acquisitions, Strategic Alliances and Other Investments

     From time to time we have had discussions with other parties regarding possible transactions including acquisitions of other businesses or assets, investments in other entities, joint venture arrangements, or strategic alliances. To date, none of these discussions have gone beyond the preliminary stage. We have also considered from time to time entering into related businesses, although to date we have not done entered into such businesses.

     During 1998, we made an initial investment of $49,980 in Annaly International Mortgage Management, Inc. Annaly International explores business opportunities overseas, including the origination of mortgages. Annaly International has not commenced operations beyond this exploratory stage. We now own 33% of the equity of Annaly International in the form of non-voting securities. The remaining equity of Annaly International is owned by FIDAC, Michael A.J. Farrell, our Chairman, Chief Executive Officer, and President, Wellington J. St. Claire, our Vice Chairman, Chief Investment Officer, Kathryn
F. Fagan, our Chief Financial Officer and Treasurer, Jennifer A. Stephens, our Secretary and Investment Officer and other persons. Mr. Farrell is the sole shareholder of FIDAC.

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

If the interest payments on our borrowings increase relative to the interest we earn on our mortgage-backed securities, it may adversely affect our profitability

     We earn money based upon the spread between the interest payments we earn on our mortgage-backed securities and the interest payments we must make on our borrowings. If the interest payments on our borrowings increase relative to the interest we earn on our mortgage-backed securities, our profitability may be adversely affected.

     The interest payments on our borrowings may increase relative to the interest we earn on our adjustable-rate mortgage-backed securities for various reasons discussed in this section.

o Differences in timing of interest rate adjustments on our mortgage-backed securities and our borrowings may adversely affect our profitability

     We rely primarily on short-term borrowings to acquire mortgage-backed securities with long-term maturities. Accordingly, an increase in short-term interest rates may adversely affect our profitability.

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

     These indices generally reflect short-term interest rates. On December 31, 2001, approximately 78% of our mortgage-backed securities were adjustable-rate securities.

     The interest rates on our borrowings similarly vary with changes in an objective index. Nevertheless, the interest rates on our borrowings generally adjust more frequently than the interest rates on our adjustable-rate mortgage-backed securities. For example, on December 31, 2001, our adjustable-rate securities had a weighted average term to next rate adjustment of 24 months, while our borrowings had a weighted average term to next rate adjustment of 85 days. Accordingly, in a period of rising interest rates, we could experience a decrease in net income or a net loss because the interest rates on our borrowings adjust faster than the interest rates on our adjustable-rate mortgage-backed securities.

o Interest rate caps on our mortgage-backed securities may adversely affect our profitability

     Our adjustable-rate mortgage-backed securities are typically subject to periodic and lifetime interest rate caps. Periodic interest rate caps limit the amount an interest rate can increase during any given period. Lifetime interest rate caps limit the amount an interest rate can increase through maturity of a mortgage-backed security. Our borrowings are not subject to similar restrictions. Accordingly, in a period of rapidly increasing interest rates, we could experience a decrease in net income or a net loss because the interest rates on our borrowings could increase without limitation while the interest rates on our adjustable-rate mortgage-backed securities would be limited by caps.

o Because we acquire fixed rate securities, an increase in interest rates may adversely affect our profitability

     While the majority of our investments consist of adjustable-rate mortgage-backed securities, we also invest in fixed-rate mortgage-backed securities. In a period of rising interest rates, our interest payments could increase while the interest we earn on our fixed rate mortgage-backed securities would not change. This would adversely affect our profitability. On December 31, 2001, approximately 22% of our mortgage-backed securities were fixed rate securities.

An increase in prepayment rates may adversely affect our profitability

     The mortgage-backed securities we acquire are backed by pools of mortgage loans. We receive payments, generally, from the payments that are made on these underlying mortgage loans. When borrowers prepay their mortgage loans at rates that are faster than expected, this results in prepayments that are faster than expected on the mortgage-backed securities. These faster than expected prepayments may adversely affect our profitability.

     We often purchase mortgage-backed securities that have a higher interest rate than the market interest rate at the time. In exchange for this higher interest rate, we must pay a premium over the market value to acquire the security. In accordance with accounting rules, we amortize this premium over the term of the mortgage-backed security using the effective yield method. If the mortgage-backed security is prepaid in whole or in part prior to its expected maturity date, however, we must expense the premium that was prepaid at the time of the prepayment. This adversely affects our profitability. On December 31, 2001, approximately 95% of the mortgage-backed securities we owned were acquired at a premium.

     Prepayment rates generally increase when interest rates fall and decrease when interest rates rise, but changes in prepayment rates are difficult to predict. Prepayment rates also may be affected by conditions in the housing and financial markets, general economic conditions and the relative interest rates on fixed-rate and adjustable-rate mortgage loans.

     We may seek to reduce prepayment risk by acquiring mortgage-backed securities at a discount. If a discounted security is prepaid in whole or in part prior to its expected maturity date, we will earn income equal to the amount of the remaining discount. This will improve our profitability if the discounted securities are prepaid faster than expected

     We can also acquire mortgage-backed securities that are less affected by prepayments. For example, we can acquire collateralized mortgage obligations or CMOs, a type of mortgage-backed security. CMOs divide a pool of mortgage loans into multiple tranches that allow for shifting of prepayment risks from slower-paying tranches to faster-paying tranches. This is in contrast to pass-through or pay-through mortgage-backed securities, where all investors share equally in all payments, including all prepayments. As discussed below, the Investment Company Act of 1940 (or the Investment Company Act) imposes restrictions on our purchase of CMOs. On December 31, 2001, approximately 18% of our mortgage-backed securities were CMOs and approximately 72% of our mortgage-backed securities were pass-through or pay-through securities.

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

Our strategy involves significant leverage

     We seek to maintain a ratio of debt-to-equity of between 8:1 and 12:1, although our ratio may at times be above or below this amount. We incur this leverage by borrowing against a substantial portion of the market value of our mortgage-backed securities. By incurring this leverage, we can enhance our returns. Nevertheless, this leverage, which is fundamental to our investment strategy, also creates significant risks.

o    Our leverage may cause substantial losses

     Because of our significant leverage, we may incur substantial losses if our borrowing costs increase. Our borrowing costs may increase for any of the following reasons:

     o    short-term interest rates increase

     o    the market value of our mortgage-backed securities decreases

     o    interest rate volatility increases; or

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

o    Liquidation of collateral may jeopardize our REIT status

     To continue to qualify as a REIT, we must comply with requirements regarding our assets and our sources of income. If we are compelled to liquidate our mortgage-backed securities, we may be unable to comply with these requirements, ultimately jeopardizing our status as a REIT.

o    We may exceed our target leverage ratios

     We seek to maintain a ratio of debt-to-equity of between 8:1 and 12:1. However, we are not required to stay within this leverage ratio. If we exceed this ratio, the adverse impact on our financial condition and results of operations from the types of risks described in this section would likely be more severe.

o    We may not be able to achieve our optimal leverage

     We use leverage as a strategy to increase the return to our investors. However, we may not be able to achieve our desired leverage for any of the following reasons:

     o    we determine that the leverage would expose us to excessive risk;

     o    our lenders do not make funding available to us at acceptable rates;
          or

     o our lenders require that we provide additional collateral to cover our borrowings

o We may incur increased borrowing costs which would adversely affect our profitability

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

     Our borrowing costs under repurchase agreements generally correspond to short-term interest rates such as LIBOR or a short-term Treasury index, plus or minus a margin. The margins on these borrowings over or under short-term interest rates may vary depending upon:

     o    the movement of interest rates;

     o    the availability of financing in the market; or

     o    the value and liquidity of our mortgage-backed securities,

If we are unable to renew our borrowings at favorable rates, our profitability may be adversely affected

     Since we rely primarily on short-term borrowings, our ability to achieve our investment objectives depends not only on our ability to borrow money in sufficient amounts and on favorable terms, but also on our ability to renew or replace on a continuous basis our maturing short-term borrowings. If we are not able to renew or replace maturing borrowings, we would have to sell our assets under possibly adverse market conditions.

We have not used derivatives to mitigate our interest rate and prepayment risks

     Our policies permit us to enter into interest rate swaps, caps and floors and other derivative transactions to help us mitigate our interest rate and prepayment risks described above. However, we have determined in the past that the cost of these transactions outweighs the benefits. In addition, we will not enter into derivative transactions if we believe they will jeopardize our status as a REIT. If we decide to enter into derivative transactions in the future, these transactions may mitigate our interest rate and prepayment risks but cannot insulate us from these risks.

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

     Even though we have only acquired "AAA" securities so far, pursuant to our capital investment policy we have the ability to acquire securities of lower credit quality. Under our policy:

     o 75% of our investments must have a "AA" or higher rating by Standard & Poor's Corporation (or S&P), or an equivalent rating by a similar nationally recognized rating organization, or our management must determine that the investments are of comparable credit quality to investments with these ratings;

     o the remaining 25% of our investments must have a "BBB" or higher rating by S&P, or an equivalent rating by a similar nationally recognized rating organization, or our management must determine that the investments are of comparable credit quality to investments with these ratings. Securities with ratings of "BBB" or higher are commonly referred to as "investment grade" securities; and

     o we seek to have a minimum weighted average rating for our portfolio of at least "A" by S&P.

     If we acquire mortgage-backed securities of lower credit quality, we may incur losses if there are defaults under those mortgage-backed securities or if the rating agencies downgrade the credit quality of those mortgage-backed securities.

We have not established a minimum dividend payment level

     We intend to pay quarterly dividends and to make distributions to our stockholders in amounts such that all or substantially all of our taxable income in each year (subject to certain adjustments) is distributed. This will enable us to qualify for the tax benefits accorded to a REIT under the Code. We have not established a minimum dividend payment level and our ability to pay dividends may be adversely affected for the reasons described in this section. All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our REIT status and such other factors as our board of directors may deem relevant from time to time.

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

We are dependent on our key personnel

     We are dependent on the efforts of our key officers and employees, including Michael A. J. Farrell, Chairman of the board of directors, Chief Executive Officer, and President, Wellington J. St. Claire, Vice Chairman and Chief Investment Officer, Kathryn F. Fagan, Chief Financial Officer and Treasurer, and Jennifer A Stephens, Secretary and Investment Officer. The loss of any of their services could have an adverse effect on our operations. Although we have employment agreements with each of them, we cannot assure you they will remain employed with us.

Some of our officers and employees have potential conflicts of interest

     Some of our officers and employees have potential conflicts of interest with us. The material potential conflicts are as follows:

o    Our officers and employees manage assets for other clients

     Mr. Farrell, Ms. St. Claire and other officers and employees are actively involved in managing mortgage-backed securities and other fixed income assets for institutional clients through Fixed Income Discount Advisory Company. FIDAC is a registered investment adviser which on December 31, 2001 managed, assisted in managing or supervised approximately $3 billion in gross assets on a discretionary basis for a wide array of clients. FIDAC has advised us that effective April 30, 2002, it will no longer manage the assets of FBR Asset Investment Corporation. The U.S. Dollar Floating Rate Fund is a fund managed by FIDAC. Mr. Farrell is a Director of the Floating Rate Fund. These officers will continue to perform services for FIDAC, the institutional clients and the Floating Rate Fund. Mr. Farrell is also the sole shareholder of FIDAC.

     These responsibilities may create conflicts of interest for these officers and employees if they are presented with corporate opportunities that may benefit us and the institutional clients and the Floating Rate Fund. Our officers allocate investments among Annaly Mortgage Management, Inc. (or Annaly), the institutional clients and the Floating Rate Fund by determining the entity or account for which the investment is most suitable. In making this determination, our officers consider the investment strategy and guidelines of each entity or account with respect to acquisition of assets, leverage, liquidity, and other factors that our officers determine appropriate.

o Some of our directors and officers have ownership interests in our affiliates that create potential conflicts of interest

     Mr. Farrell, our Chairman, Chief Executive Officer and President, and our other directors and officers, have direct and indirect ownership interests in our affiliates that create potential conflicts of interest.

     During 1998, we made an initial investment of $49,980 in Annaly International Mortgage Management, Inc. (or Annaly International). Annaly International explores business opportunities overseas, including the origination of mortgages. Annaly International has not commenced operations beyond this exploratory stage. We own 33% of the equity of Annaly International in the form of non-voting securities. The remaining equity of Annaly International is owned by FIDAC, Michael A.J. Farrell, Wellington J. St. Claire, our Vice Chairman and Chief Investment Officer, Kathryn F. Fagan, our Chief Financial Officer and Treasurer.

     During 1998, Annaly International made an initial investment of $20,400 in Annaly.com, Inc. (or Annaly.Com) Annaly.com explores opportunities to acquire or originate mortgages in the United States. Annaly.com has established a Web site at http://www.annaly.com but has not commenced the acquisition or origination of mortgages. Annaly International owns 51% of the equity of Annaly.com. The remaining equity of Annaly.com is owned by FIDAC.

     Our management allocates rent and other office expenses between our affiliate and us. These allocations may create conflicts of interest. Our management currently allocates rent and other expenses 90% to Annaly and 10% to FIDAC. Our audit committee must approve any change in these allocation percentages. In addition, we may enter into agreements, such as technology sharing or research agreements, with our affiliates in the future. These agreements would present potential conflicts of interest. Our management will obtain prior approval of our audit committee prior to entering into any agreements with our affiliates.

We and our shareholders are subject to certain tax risks

o    Our failure to qualify as a REIT would have adverse tax consequences

     We believe that since 1997 we have qualified for taxation as a REIT for federal income tax purposes. We plan to continue to meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. The determination that we are a REIT requires an analysis of various factual matters and circumstances that may not be totally within our control. For example, to qualify as a REIT, at least 75% of our gross income must come from real estate sources and 95% of our gross income must come from real estate sources and certain other sources that are itemized in the REIT tax laws. We are also required to distribute to stockholders at least 90% (95% with respect to taxable years beginning before January 1, 2001) of our REIT taxable income (excluding capital gains). Even a technical or inadvertent mistake could jeopardize our REIT status. Furthermore, Congress and the Internal Revenue Service (or IRS) might make changes to the tax laws and regulations, and the courts might issue new rulings that make it more difficult or impossible for us to remain qualified as a REIT.

     If we fail to qualify as a REIT, we would be subject to federal income tax at regular corporate rates. Also, unless the IRS granted us relief under certain statutory provisions, we would remain disqualified as a REIT for four years following the year we first fail to qualify. If we fail to qualify as a REIT, we would have to pay significant income taxes and would therefore have less money available for investments or for distributions to our stockholders. This would likely have a significant adverse effect on the value of our securities. In addition, the tax law would no longer require us to make distributions to our stockholders.

o    We have certain distribution requirements

     As a REIT, we must distribute 90% (95% with respect to taxable years beginning before January 1, 2001) of our annual taxable income. The required distribution limits the amount we have available for other business purposes, including amounts to fund our growth. Also, it is possible that because of the differences between the time we actually receive revenue or pay expenses and the period we report those items for distribution purposes, we may have to borrow funds on a short-term basis to meet the 90% distribution requirement.

o    We are also subject to other tax liabilities

     Even if we qualify as a REIT, we may be subject to certain federal, state and local taxes on our income and property. Any of these taxes would reduce our operating cash flow.

Loss of Investment Company Act exemption would adversely affect us

     We intend to conduct our business so as not to become regulated as an investment company under the Investment Company Act of 1940 (or the Investment Company Act). If we fail to qualify for this exemption, our ability to use leverage would be substantially reduced and we would be unable to conduct our business as described in this Form 10-K.

     The Investment Company Act exempts entities that are primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate. Under the current interpretation of the SEC staff, in order to qualify for this exemption, we must maintain at least 55% of our assets directly in these qualifying real estate interests. Mortgage-backed securities that do not represent all of the certificates issued with respect to an underlying pool of mortgages may be treated as securities separate from the underlying mortgage loans and, thus, may not qualify for purposes of the 55% requirement. Our ownership of these mortgage-backed securities, therefore, is limited by the provisions of the Investment Company Act. In addition, in meeting the 55% requirement under the Investment Company Act, we treat as qualifying interests mortgage-backed securities issued with respect to an underlying pool as to which we hold all issued certificates. If the SEC or its staff adopts a contrary interpretation, we could be required to sell a substantial amount of our mortgage-backed securities, under potentially adverse market conditions. Further, in order to insure that we at all times qualify for the exemption from the Investment Company Act, we may be precluded from acquiring mortgage-backed securities whose yield is somewhat higher than the yield on mortgage-backed securities that could be purchased in a manner consistent with the exemption. The net effect of these factors may be to lower our net income.

Issuances of large amounts of our stock could cause our price to decline

     As of March 25, 2002, 82,870,659 shares of our common stock were outstanding. We may issue additional shares of common stock or shares of preferred stock that are convertible into common stock. If we issue a significant number of shares of common stock or convertible preferred stock in a short period of time, there could be a dilution of the existing common stock and a decrease in the market price of the common stock.

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

Maryland Business Combination Act

     The Maryland General Corporation Law establishes special requirements for "business combinations" between a Maryland corporation and "interested stockholders" unless exemptions are applicable. An interested stockholder is any person who beneficially owns 10% or more of the voting power of our then-outstanding voting stock. Among other things, the law prohibits for a period of five years a merger and other similar transactions between us and an interested stockholder unless the board of directors approved the transaction prior to the party becoming an interested stockholder. The five-year period runs from the most recent date on which the interested stockholder became an interested stockholder. The law also requires a super majority stockholder vote for such transactions after the end of the five-year period. This means that the transaction must be approved by at least:

     o 80% of the votes entitled to be cast by holders of outstanding voting shares; and

     o two-thirds of the votes entitled to be cast by holders of outstanding voting shares other than shares held by the interested stockholder or an affiliate of the interested stockholder with whom the business combination is to be effected.

     As permitted by the Maryland General Corporation Law, we have elected not to be governed by the Maryland business combination statute. We made this election by opting out of this statute in our articles of incorporation. If, however, we amend our articles of incorporation to opt back in to the statute, the business combination statute could have the effect of discouraging offers to acquire us and of increasing the difficulty of consummating any such offers, even if our acquisition would be in our stockholders' best interests.

Maryland Control Share Acquisition Act

     Maryland law provides that "control shares" of a Maryland corporation acquired in a "control share acquisition" have no voting rights except to the extent approved by a vote of the stockholders. Two-thirds of the shares eligible to vote must vote in favor of granting the "control shares" voting rights. "Control shares" are shares of stock that, taken together with all other shares of stock the acquirer previously acquired, would entitle the acquirer to exercise voting power in electing directors within one of the following ranges of voting power:

     o    One-tenth or more but less than one third of all voting power;

     o    One-third or more but less than a majority of all voting power; or

     o    A majority or more of all voting power.

     Control shares do not include shares of stock the acquiring person is entitled to vote as a result of having previously obtained stockholder approval. A "control share acquisition" means the acquisition of control shares, subject to certain exceptions.

     If a person who has made (or proposes to make) a control share acquisition satisfies certain conditions (including agreeing to pay expenses), he may compel our board of directors to call a special meeting of stockholders to consider the voting rights of the shares. If such a person makes no request for a meeting, we have the option to present the question at any stockholders' meeting.

     If voting rights are not approved at a meeting of stockholders then, subject to certain conditions and limitations, we may redeem any or all of the control shares (except those for which voting rights have previously been approved) for fair value. We will determine the fair value of the shares, without regard to voting rights, as of the date of either:

     o    the last control share acquisition; or

     o the meeting where stockholders considered and did not approve voting rights of the control shares.

     If voting rights for control shares are approved at a stockholders' meeting and the acquirer becomes entitled to vote a majority of the shares of stock entitled to vote, all other stockholders may obtain rights as objecting stockholders and, thereunder, exercise appraisal rights. This means that you would be able to force us to redeem your stock for fair value. Under Maryland law, the fair value may not be less than the highest price per share paid in the control share acquisition. Furthermore, certain limitations otherwise applicable to the exercise of dissenters' rights would not apply in the context of a control share acquisition. The control share acquisition statute would not apply to shares acquired in a merger, consolidation or share exchange if we were a party to the transaction. The control share acquisition statute could have the effect of discouraging offers to acquire us and of increasing the difficulty of consummating any such offers, even if our acquisition would be in our stockholders' best interests.

ITEM 2.  PROPERTIES

     Our executive and administrative office is located at 12 East 41st Street, Suite 700, New York, New York 10017, telephone 212-696-0100. This office is leased under a noncancelable lease expiring December 2007.

ITEM 3.  LEGAL PROCEEDINGS

     At December 31, 2001, there were no pending legal proceedings to which we were a party, or to which any of our property was subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         We did not submit any matters to a vote of our stockholders during the fourth quarter of 2001.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock began trading publicly on October 8, 1997 and is traded on the New York Stock Exchange under the trading symbol "NLY". As of March 25, 2002, we had 82,870,659 shares of common stock issued and outstanding which were held by 30,650 holders of record.

     The following table sets forth, for the periods indicated, the high, low, and closing sales prices per share of common stock as reported on the New York Stock Exchange composite tape and the cash dividends declared per share of our common stock.

                                                    Stock Prices

                                                High     Low     Close

First Quarter ended March 31, 2001             $11.50   $ 8.75   $11.26
Second Quarter ended June 30, 2001             $13.76   $10.50   $13.71
Third Quarter ended September 30, 2001         $14.93   $12.70   $14.45
Fourth Quarter ended December 31, 2001         $17.01   $13.20   $16.00

                                                High     Low      Close

First Quarter ended March 31, 2000             $ 9.25   $ 7.19   $ 8.88
Second Quarter ended June 30, 2000             $ 9.38   $ 8.19   $ 8.88
Third Quarter ended September 30, 2000         $ 9.50   $ 8.06   $ 9.13
Fourth Quarter ended December 31, 2000         $ 9.50   $ 7.88   $ 9.06

                                                High     Low      Close

First Quarter ended March 31, 1999             $10.25   $ 7.94   $10.25
Second Quarter ended June 30, 1999             $11.38   $ 9.31   $11.25
Third Quarter ended September 30, 1999         $11.50   $ 9.19   $ 9.31
Fourth Quarter ended December 31, 1999         $ 9.44   $ 8.06   $ 8.75

                                                     Cash Dividends
                                                   Declared Per Share

First Quarter ended March 31, 2001                      $0.30
Second Quarter ended June 30, 2001                      $0.40
Third Quarter ended September 30, 2001                  $0.45
Fourth Quarter ended December 31, 2001                  $0.60

First Quarter ended March 31, 2000                      $0.35
Second Quarter ended June 30, 2000                      $0.30
Third Quarter ended September 30, 2000                  $0.25
Fourth Quarter ended December 31, 2000                  $0.25

First Quarter ended March 31, 1999                      $0.33
Second Quarter ended June 30, 1999                      $0.35
Third Quarter ended September 30, 1999                  $0.35
Fourth Quarter ended December 31, 1999                  $0.35

     We intend to pay quarterly dividends and to distribute to our stockholders that all or substantially all of our taxable income in each year (subject to certain adjustments). This will enable us to qualify for the tax benefits accorded to a REIT under the Code. We have not established a minimum dividend payment level and our ability to pay dividends may be adversely affected for the reasons described under the caption "Risk Factors." All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition , maintenance of our REIT status and such other factors as our board of directors may deem relevant from time to time.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data are derived from our audited financial statements for the years ended December 31, 2001, 2000, 1999 and 1998, and the period ended December 31, 1997. The selected financial data should be read in conjunction with the more detailed information contained in the Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

                            SELECTED FINANCIAL DATA
               (dollars in thousands, except for per share data)

                                                                                                             February 18,
                                                                                                                 1997
                                                                                                            (commencement
                                                    For the Year  For the Year  For the Year  For the Year  of operations)
                                                       Ended         Ended         Ended         Ended         through
                                                    December 31,  December 31,  December 31,  December 31,   December 31,
                                                        2001          2000          1999          1998         1997 (1)
                                                ----------------  ------------  ------------  ------------  --------------

  Statement of Operations Data:
       Days in period                                      365           366           365           365           317
       Interest income                              $  263,058    $  109,750    $   89,812    $   89,986   $    24,713
       Interest expense                                168,055        92,902        69,846        75,735        19,677
                                                 -----------------------------------------------------------------------
       Net interest income                          $   95,003    $   16,848    $   19,966    $   14,251   $     5,036
       Gain on sale of mortgage-backed securities        4,586         2,025           454         3,344           735
       General and administrative expenses
              (G&A expense)                              7,311         2,286         2,281         2,106           852
                                                -----------------------------------------------------------------------
       Net income                                   $   92,278    $   16,587    $   18,139    $   15,489   $     4,919
                                                =======================================================================
       Basic net income per average share                $2.23         $1.18         $1.41         $1.22         $0.83
       Diluted net income per average share              $2.21         $1.15         $1.35         $1.19         $0.80
       Dividends declared per share                      $1.75         $1.15         $1.38         $1.21         $0.79

                                                     December 31   December 31,  December 31,  December 31,  December 31,
  Balance Sheet Data:                                    2001          2000          1999          1998          1997
                                                -----------------------------------------------------------------------

       Mortgage-Backed Securities, net              $7,575,379    $1,978,219    $1,437,793    $1,520,289   $ 1,161,779
       Total assets                                  7,717,314     2,035,029     1,491,322     1,527,352     1,167,740
       Repurchase agreements                         6,367,710     1,628,359     1,338,296     1,280,510       918,869
       Total liabilities                             7,049,957     1,899,386     1,388,050     1,401,481     1,032,654
       Stockholders' equity                            667,357       135,642       103,272       125,871       135,086
       Number of common shares outstanding          59,826,975    14,522,978    13,581,316    12,648,424    12,713,900

  Other Data:
       Average total assets                         $5,082,852    $1,652,459    $1,473,765    $1,499,875   $   476,855
       Average earning assets                        4,682,780     1,564,491     1,461,254     1,461,791       448,306
       Average borrowings                            4,388,900     1,449,999     1,350,230     1,360,040       404,140
       Average equity                                  437,376       117,727       117,685       131,265        61,096
       Yield on interest earning assets                  5.62%         7.02%         6.15%         6.16%         6.34%
       Cost of funds on interest bearing
       Liabilities                                       3.83%         6.41%         5.17%         5.57%         5.61%
       Interest rate spread                              1.79%         0.61%         0.98%         0.59%         0.73%

  Annualized Financial Ratios:
       Net interest margin (net interest
        Income/average total assets)                     1.87%         1.02%         1.35%         0.95%         1.22%
       G&A expense as a percentage of average
             assets                                      0.14%         0.14%         0.15%         0.14%         0.21%
       G&A expense as a percentage of average
            equity                                       1.67%         1.94%         1.94%         1.60%         1.61%
       Return on average assets                          1.82%         1.00%         1.23%         1.03%         1.19%
       Return on average equity                         21.10%        14.09%        15.41%        11.80%         9.27%


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

Result of Operations

     Net Income Summary

     For the year ended December 31, 2001 our GAAP net income was $92.3 million or $2.23 basic earnings per average share, as compared to $16.6 million or $1.18 basic earnings per average share for the year ended December 31, 2000. For the year ended December 31, 1999 our GAAP net income was $18.1 million, or $1.41 basic earnings per average share. The increase in 2001 GAAP net income is attributable to our acquisition of additional mortgage-backed securities using proceeds raised in three public offerings in 2001 and the increase in the interest rate spread on our interest-earning assets and our interest-bearing liabilities. We compute our GAAP net income per share by dividing net income by the weighted average number of shares of outstanding common stock during the period, which was 41,439,631 for the year ended December 31, 2001, 14,089,436 for the year ended December 31, 2000, and 12,889,510 for the year ended December 31, 1999. Dividends per share for the year ended December 31, 2001 was $1.75, or an aggregate of $88.4 million. Dividends per share for the year ended December 31, 2000 was $1.15 per share, or $16.3 million in total. Dividends per share for the year ended December 31, 1999 was $1.38 per share, or $18.0 million in total. Our return on average equity was 21.10% for the year ended December 31, 2001, 14.09% for the year ended December 31, 2000, and 15.41% for the year ended December 31, 1999. The increase in return on equity in 2001 is primarily due to the favorable interest rate environment. The table below presents the net income summary for the years ended December 31, 2001, 2000, 1999, 1998, and the period ended December 31, 1997.

                               Net Income Summary

                                                Year ended     Year Ended     Year Ended    Year Ended   Period Ended
                                               December 31,   December 31,   December 31,  December 31,  December 31,
                                                   2001           2000           1999          1998          1997
                                               ------------   ------------    ----------    ----------   ------------
                                                          (dollars in thousands, except for per share data)

Interest Income                                $   263,058    $   109,750    $    89,812    $    89,986    $   24,713
Interest Expense                                   168,055         92,902         69,846         75,735        19,677
                                               ----------------------------------------------------------------------
Net Interest Income                            $    95,003    $    16,802    $    19,966    $    14,251    $    5,036
Gain on Sale of Mortgage-Backed Securities           4,586          2,025            454          3,344           735
General and Administrative Expenses                  7,311          2,286          2,281          2,106           852
                                               ----------------------------------------------------------------------
Net Income                                     $    92,278    $    16,587    $    18,139    $    15,489    $    4,919
                                               ======================================================================

Average Number of Basic Shares Outstanding      41,439,631     14,089,436     12,889,510     12,709,116     5,952,126
Average Number of Diluted Shares Outstanding    41,857,498     14,377,459     13,454,007     13,020,648     6,300,623

Basic Net Income Per Share                           $2.23          $1.18          $1.41          $1.22         $0.83
Diluted Net Income Per Share                         $2.21          $1.15          $1.35          $1.19         $0.80

Average Total Assets                           $ 5,082,852    $ 1,652,459    $ 1,473,765    $ 1,499,875    $  476,855
Average Equity                                     437,376        117,727        117,685        131,265        61,096

Annualized Return on Average Assets                   1.82%          1.00%          1.23%          1.03%         1.19%
Annualized Return on Average Equity                  21.10%         14.09%         15.41%         11.80%         9.27%

     Interest Income and Average Earning Asset Yield

     We had average earning assets of $4.7 billion for the year ended December 31, 2001. We had average earning assets of $1.6 billion for the year ended December 31, 2000. We had average earning assets of $1.5 billion for the year ended December 31, 1999. Our primary source of income for the years ended December 31 2001, 2000, and 1999 was interest income. A portion of our income was generated by gains on the sales of our mortgage-backed securities. Our interest income was $263.1 million for the year ended December 31, 2001, $109.8 million for the year ended December 31, 2000, and $89.8 million for the year ended December 31, 1999. Our yield on average earning assets was 5.62%, 7.02%, and 6.15% for the same respective periods. Our yield on average earning assets decreased by 1.40% and our average earning asset balance increased by $3.1 billion for the year ended December 31, 2001, when compared to the prior year. Due to the substantial increase in the asset base resulting from the inflow of capital during the year ended December 31, 2001, interest income increased by $153.3 million. Our yield on average earning assets increased by 0.87% and our average earning asset balance increased by $103.2 million for the year ended December 31, 2000 as compared to the year ended December 31, 1999. This equates to a $20.0 million increase in interest income. The table below shows our average balance of cash equivalents and mortgage-backed securities, the yields we earned on each type of earning assets, our yield on average earning assets and our interest income for the years ended December 31, 2001, 2000, 1999 and 1998, and the period ended December 31, 1997, and the four quarters in 2001.

                           Average Earning Asset Yield
                 (Ratios for the period ended December 31, 1997
              and the four quarters in 2001 have been annualized)

                                                                                                 Yield on
                                                      Average                     Yield on        Average    Yield on
                                         Average      Mortgage-        Average     Average       Mortgage-    Average
                                          Cash         Backed         Earnings      Cash          Backed      Earning    Interest
                                       Equivalents   Securities        Assets    Equivalents    Securities     Assets     Income
                                       -----------   ----------        ------    -----------    ----------   --------    -------

                                                                      (dollars in thousands)

For the Year Ended December 31, 2001       $  2      $4,682,778      $4,682,780      3.25%         5.62%      5.62%      $263,058
For the Year Ended December 31, 2000       $263      $1,564,228      $1,564,491      4.18%         7.02%      7.02%      $109,750
For the Year Ended December 31, 1999       $221      $1,461,033      $1,461,254      4.10%         6.15%      6.15%      $ 89,812
For the Year Ended December 31, 1998       $  2      $1,461,789      $1,461,791      4.32%         6.16%      6.16%      $ 89,986
For the Period Ended December 31, 1997     $ 30      $  448,276      $  448,306      4.20%         6.34%      6.34%      $ 24,713
------------------------------------------------------------------------------------------------------------------------------------
For the Quarter Ended December 31, 2001    $  2      $6,708,928      $6,708,930      1.56%         4.77%      4.77%      $ 80,060
For the Quarter Ended September 30, 2001   $  2      $5,263,231      $5,263,233      2.77%         5.76%      5.76%      $ 75,774
For the Quarter Ended June 30, 2001        $  2      $4,256,864      $4,256,866      3.72%         6.09%      6.09%      $ 64,790
For  the Quarter Ended March 31, 2001      $  2      $2,502,088      $2,502,090      4.93%         6.78%      6.78%      $ 42,434


     The constant prepayment rate (or CPR) on our mortgage-backed securities for the year ended December 31, 2001 was 26%, for the year ended December 31, 2000 was 11%, and for the year ended December 31, 1999 was 18%. CPR is an assumed rate of prepayment for our mortgage-backed securities, expressed as an annual rate of prepayment relative to the outstanding principal balance of our mortgage-backed securities. CPR does not purport to be either a historical description of the prepayment experience of our mortgage-backed securities or a prediction of the anticipated rate of prepayment of our mortgage-backed securities.

     Principal prepayments had a negative effect on our earning asset yield for the years ended December 31, 2001, 2000, and 1999 because we adjust our rates of premium amortization and discount accretion monthly based upon the effective yield method, which takes into consideration changes in prepayment speeds.

     Interest Expense and the Cost of Funds

     Our largest expense is the cost of borrowed funds. We had average borrowed funds of $4.4 billion for the year ended December 31, 2001, $1.4 billion for the year ended December 31, 2000, and $1.4 billion for the year ended December 31,1999. Interest expense totaled $168.1 million, $92.9 million, and $69.8 million for the years ended December 31, 2001, 2000, and 1999, respectively. Our average cost of funds was 3.83% for the year ended December 31, 2001, 6.41% for the year ended December 31, 2000, and 5.17% for the year ended December 31, 1999. The cost of funds rate decreased by 2.58% and the average borrowed funds increased by $3.0 billion for the year ended December 31, 2001. Interest expense for the year ended December 31, 2001 increased $75.2 million. We increased our asset base by raising approximately $474.2 million of additional capital in 2001. As a result, we increased the repurchase agreements we are party to. Consequently, the increased interest expense for the year is the result of our growth. The cost of funds rate increased by 1.24% and the average borrowed funds increased by $99.8 million for the year ended December 31, 2000, when compared to the year ended December 31, 1999. As a result of the increased funding cost and the average balance, interest expense increased by $23.1 million in 2000.

     With our current asset/liability management strategy, changes in our cost of funds are expected to be closely correlated with changes in short-term LIBOR, although we may choose to extend the maturity of our liabilities at any time. During the year ended December 31, 2001, we entered into three-year repurchase agreements. Our average cost of funds was 0.05% less than average one-month LIBOR for the year ended December 31, 2001, and 0.10% greater than to average six-month LIBOR Our average cost of funds was equal to average one-month LIBOR for the year ended December 31, 2000, and 0.25% less than average six-month LIBOR. Our cost of funds was 0.08% below average one-month LIBOR for the year ended December 31, 1999, and 0.36% less than average six-month LIBOR. During the year ended December 31, 2001, average one-month LIBOR, which was 3.88%, was 0.15% greater than average six-month LIBOR, which was 3.73%. During the year ended December 31, 2000, average one-month LIBOR, which was 6.41%, was 0.25% lower than average six-month LIBOR, which was 6.66%. During the year ended December 31, 1999, average one-month LIBOR, which was 5.25%, was 0.28% lower than average six-month LIBOR, which was 5.53%. The table below shows our average borrowed funds and average cost of funds as compared to average one-month and average six-month LIBOR for the years ended December 31, 2001, 2000, 1999, 1998, the period ended December 31, 1997 and the four quarters in 2001.

                              Average Cost of Funds
                 (Ratios for the period ended December 31, 1997
              and the four quarters in 2001 have been annualized)


                                                                                Average
                                                                               One-Month    Average Cost   Average Cost
                                                                                 LIBOR        of Funds       of Funds
                                                                               Relative to   Relative to   Relative to
                          Average               Average   Average    Average      Average       Average       Average
                          Borrowed    Interest  Cost of  One-Month  Six-Month   Six-Month     One-Month     Six-Month
                           Funds      Expense    Funds     LIBOR      LIBOR       LIBOR         LIBOR          LIBOR
                         --------     --------  -------  -------    ---------  -----------  ------------   ------------
                                                               (dollars in thousands)

For the Year Ended
   December  31, 2001    $4,388,900   $168,055   3.83%     3.88%     3.73%       0.15%        (0.05%)        0.10%
For the Year Ended
  December 31, 2000      $1,449,999   $92,902    6.41%     6.41%     6.66%      (0.25%)          --         (0.25%)
For the Year Ended
  December 31, 1999      $1,350,230   $69,846    5.17%     5.25%     5.53%      (0.28%)       (0.08%)       (0.36%)
For the Year Ended
  December 31, 1998      $1,360,040   $75,735    5.57%     5.57%     5.54%       0.03%           --          0.03%
For the Period Ended
  December 31, 1997       $404,140    $19,677    5.61%     5.67%     5.87%      (0.20%)       (0.06%)       (0.26%)
-------------------------------------------------------------------------------------------------------------------
For the Quarter Ended
   December 31, 2001     $6,166,998   $40,698    2.64%     2.20%     2.16%       0.04%         0.44%         0.48%
For the Quarter Ended
   September 30, 2001    $4,997,922   $48,620    3.89%     3.55%     3.47%       0.08%         0.34%         0.42%
For the Quarter Ended
  June 30, 2001          $4,035,022   $45,284    4.49%     4.27%     4.12%       0.15%         0.22%         0.37%
For the Quarter Ended
  March 31, 2001         $2,355,658   $33,453    5.68%     5.51%     5.18%       0.33%         0.17%         0.50%

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

     Net Interest Income

     Our net interest income, which equals interest income less interest expense totaled $95.0 million for the year ended December 31, 2001, $16.8 million for the year ended December 31, 2000, and $20.0 million for the year ended December 31, 1999. Our net interest income increased by $78.2 million for the year ended December 31, 2001 over the prior year. The increase in our balance sheet which resulted from our raising additional capital in 2001, along with the 1.18% increase in the interest rate spread, caused the significant increase in the net interest income for the year. Our net interest income decreased for the year ended December 31, 2000 because of higher funding costs for the year. The substantial increase in interest expense for the year ended December 31, 2000 was only partially offset by the increase in interest income. Our net interest spread, which equals the yield on our average assets for the period less the average cost of funds for the period, was 1.79% for the year ended December 31, 2001, which is a 1.18% increase over the prior year. The net interest spread for the year ended December 31, 2000 was 0.61%, as compared to 0.98% for the year ended December 31, 1999. This 0.37% decrease in spread income is reflected in the $3.2 million decrease in net interest income. Net interest margin, which equals net interest income divided by average interest earning assets, was 1.87% for the year ended December 31, 2001, 1.02% for the year ended December 31, 2000, and 1.35% for the year ended December 31, 1999. The principal reason that net interest margin exceeded net interest spread is that average interest earning assets exceeded average interest bearing liabilities. A portion of our assets is funded with equity rather than borrowings. We did not have any interest rate agreement expenses to date.

     The table below shows our interest income by earning asset type, average earning assets by type, total interest income, interest expense, average repurchase agreements, average cost of funds, and net interest income for the years ended December 31, 2001, 2000, 1999, 1998 and the period ended December 31, 1997, and the four quarters in 2001.

                            GAAP Net Interest Income
                 (Ratios for the period ended December 31, 1997
              and the four quarters in 2001 have been annualized)

                         Average     Interest                           Yield on
                         Mortgage-  Income on                           Average       Average
                          Backed    Mortgage-    Average      Total     Interest     Balance of              Average     Net
                        Securities    Backed       Cash      Interest   Earning      Repurchase  Interest    Cost of  Interest
                           Held     Securities  Equivalents   Income     Assets      Agreements   Expense     Funds    Income
                        ----------  ----------  -----------  --------   --------     ----------  --------    -------  --------
                                                            (dollars in the thousands)

For the Year Ended
  December 31, 2001     $4,682,778   $263,058      $  2      $263,058    5.62%      $4,388,900   $168,055     3.83%    $95,003
For the Year Ended
  December 31, 2000     $1,564,228   $109,739      $263      $109,750    7.02%      $1,449,999   $ 92,902     6.41%    $16,848
For the Year Ended
  December 31, 1999     $1,461,033   $ 89,801      $221      $ 89,812    6.15%      $1,350,230   $ 69,846     5.17%    $19,966
For the Year Ended
  December 31, 1998     $1,461,789   $ 89,986      $  2      $ 89,986    6.16%      $1,360,040   $ 75,735     5.57%    $14,251
For the Period Ended
  December 31, 1997     $  448,276   $ 24,682      $ 31      $ 24,713    6.34%      $  404,140   $ 19,677     5.61%    $ 5,036
------------------------------------------------------------------------------------------------------------------------------
For the QuarterEnded
  December 31, 2001     $6,708,928   $ 80,060      $  2      $ 80,060    4.77%      $6,166,998   $ 40,698     2.64%    $39,361
For the Quarter Ended
  September 30, 2001    $5,263,231   $ 75,774      $  2      $ 75,774    5.76%      $4,997,922   $ 48,620     3.89%    $27,154
For the Quarter Ended
  June 30, 2001         $4,256,864   $ 64,790      $  2      $ 64,790    6.09%      $4,035.022   $ 45,284     4.49%    $19,506
For the Quarter Ended
  March 31, 2001        $2,502,088   $ 42,434      $  2      $ 42,434    6.78%      $2,355,658   $ 33,453     5.68%    $ 8,981


     Gains and Losses on Sales of Mortgage-Backed Securities

     For the year ended December 31, 2001, we sold mortgage-backed securities with an aggregate historical amortized cost of $1.2 billion for an aggregate gain of $4.6 million. For the year ended December 31, 2000, we sold mortgage-backed securities with an aggregate historical amortized cost of $487.8 million for an aggregate gain of $2.0 million. For the year ended December 31, 1999, we sold mortgage-backed securities with an aggregate historical amortized cost of $122.1 million for an aggregate gain of $455,000. The gain on sale of assets for the year ended December 31, 2001 increased by $2.6 million over the prior year. Even though the gain for the year 2001 increased over the prior year, as a percentage of total income it declined. Our gain on the sale of assets increased substantially for the year ended December 31, 2000, when compared to the year ended December 31, 1999. For the year ended December 31, 1999, there was a greater emphasis on spread income and not gains. The difference between the sale price and the historical amortized cost of our mortgage-backed securities is a realized gain and increases income accordingly. We do not expect to sell assets on a frequent basis, but may from time to time sell existing assets to move into new assets, which our management believes might have higher risk-adjusted returns, or to manage our balance sheet as part of our asset/liability management strategy.

     Credit Losses

     We have not experienced credit losses on our mortgage-backed securities to date. We have limited our exposure to credit losses on our mortgage-backed securities by purchasing only securities, issued or guaranteed by FNMA, FHLMC or GNMA, which, although not rated, carry an implied "AAA" rating. Under our capital investment policy, however, up to 25% of our securities could be rated "BBB" or better or if unrated, securities we deem to be of a quality "BBB" or better

     General and Administrative Expenses

     General and administrative expenses ("G&A") were $7.3 million for the year ended December 31, 2001, $2.3 million for the year ended December 31, 2000, and $2.3 million for the year ended December 31, 1999. G&A expenses as a percentage of average assets was 0.14%, 0.14%, and 0.15% for the years ended December 31, 2001, 2000, and 1999, respectively. G&A expense has increased proportionately with our increased capital base. Increases in salaries were the primary reason for the overall increase in G&A. G&A expenses in total were materially unchanged for the years ended December 31, 2000 and 1999. The table below shows our total G&A expenses as compared to average assets and average equity for the years ended December 31, 2001, 2000, 1999, 1998, the period ended December 31, 1997, and the four quarters in 2001.

                 GAAP G&A Expenses and Operating Expense Ratios
                 (Ratios for the period ended December 31, 1997
              and the four quarters in 2001 have been annualized)

                                                         Total G&A       Total G&A
                                                         Expenses/       Expenses/
                                           Total          Average         Average
                                            G&A           Assets          Equity
                                          Expenses     (annualized)    (annualized)
                                          --------     ------------    ------------

                                                (dollars in the thousands)

For the Year Ended December 31, 2001       $7,311          0.14%          1.67%
For the Year Ended December 31, 2000       $2,286          0.14%          1.94%
For the Year Ended December 31, 1999       $2,281          0.15%          1.94%
For the Year Ended December 31, 1998       $2,106          0.14%          1.60%
For the Period Ended December 31, 1997     $  852          0.21%          1.61%

--------------------------------------------------------------------------------
For the Quarter Ended December 31, 2001    $3,004          0.17%          1.78%
For the Quarter Ended September 30, 2001   $1,993          0.13%          1.76%
For the Quarter Ended June 30, 2001        $1,393          0.12%          1.44%
For the Quarter Ended March 31, 2001       $  921          0.13%          1.90%

     Net Income and Return on Average Equity

     Our net income was $92.3 million for the year ended December 31, 2001, $16.6 million for the year ended December 31, 2000, and $18.1 million for the year ended December 31, 1999. Our return on average equity was 21.1% for the year ended December 31, 2001, 14.1% for the year ended December 31, 2000, and 15.4% for the year ended December 31, 1999. The increase in net income for the year ended December 2001, as compared to the year ended December 31, 2000, is a direct result of growth in our balance sheet following our three pubic offerings in 2001, as well as the favorable interest rate environment during the year 2001.

     The substantial increase in interest expense, resulting from an overall increase in interest rates, for the year ended December 31, 2000 was the primary reason that our earnings decreased, when compared to the year ended

December 31, 1999. We were able to take advantage of appreciation in asset value in 2001. The gain on sale of securities increased by $2.6 million for the year ended December 31, 2001, as compared to the prior year. The G&A expenses remained relatively constant during the years ended December 31, 2000 and 1999. The table below shows our net interest income, gain on sale of mortgage-backed securities and G&A expenses each as a percentage of average equity, and the return on average equity for the years ended December 31, 2001, 2000, 1999, 1998, and period ended December 31, 1997, and for the four quarters in 2001.

                     Components of Return on Average Equity
                 (Ratios for the period ended December 31, 1997
              and the four quarters in 2001 have been annualized)

                                                      Gain on Sale of
                                       Net Interest   Mortgage-Backed           G&A         Return on
                                      Income/Average  Securities/Average  Expenses/Average   Average
                                          Equity           Equity             Equity         Equity
                                      --------------  ------------------  ----------------  ---------

For the Year Ended December 31, 2001       21.72%          1.05%               1.67%          21.10%
For the Year Ended December 31, 2000       14.31%          1.72%               1.94%          14.09%
For the Year Ended December 31, 1999       16.97%          0.38%               1.94%          15.41%
For the Year Ended December 31, 1998       10.85%          2.55%               1.60%          11.80%
For the Period Ended December 31, 1997     9.49%           1.39%               1.61%           9.27%
------------------------------------------------------------------------------------------------------
For the Quarter Ended December 30, 2001    23.34%          1.57%               1.78%          23.13%
For the Quarter Ended September 30, 2001   23.97%          1.05%               1.76%          23.26%
For the Quarter Ended June 30, 2001        20.37%          0.50%               1.45%          19.42%
For the Quarter Ended March 31, 2001       18.54%          0.56%               1.90%          17.20%

Financial Condition

     Mortgage-Backed Securities

     All of our mortgage-backed securities at December 31, 2001, 2000, and 1999 were adjustable-rate or fixed-rate mortgage-backed securities backed by single-family mortgage loans. All of the mortgage assets underlying these mortgage-backed securities were secured with a first lien position on the underlying single-family properties. All our mortgage-backed securities were FHLMC, FNMA or GNMA mortgage pass-through certificates or CMOs, which carry an implied "AAA" rating. We mark-to-market all of our earning assets at liquidation value.

     We accrete discount balances as an increase in interest income over the life of discount mortgage-backed securities and we amortize premium balances as a decrease in interest income over the life of premium mortgage-backed securities. At December 31, 2001, 2000, and 1999 we had on our balance sheet a total of $2.1 million, $989,000, and $1.1 million, respectively, of unamortized discount (which is the difference between the remaining principal value and current historical amortized cost of our mortgage-backed securities acquired at a price below principal value) and a total of $139.4 million, $24.3 million, and $23.6 million, respectively, of unamortized premium (which is the difference between the remaining principal value and the current historical amortized cost of our mortgage-backed securities acquired at a price above principal value).

     We received mortgage principal repayments of $1.7 billion for the year ended December 31, 2001, $168.5 million for the year ended December 31, 2000, and $362.7 million for the year ended December 31, 1999. The increase in prepayments in 2001 from 2000 was primarily because we acquired more mortgage-backed securities following our three public offerings. The decrease in 2000 compared to 1999 was due to higher interest rates during the year. Given our current portfolio composition, if mortgage principal prepayment rates were to increase over the life of our mortgage-backed securities, all other factors being equal, our net interest income would decrease during the life of these mortgage-backed securities as we would be required to amortize our net premium balance into income over a shorter time period. Similarly, if mortgage principal prepayment rates were to decrease over the life of our mortgage-backed securities, all other factors being equal, our net interest income would increase during the life of these mortgage-backed securities as we would amortize our net premium balance over a longer time period.

         The table below summarizes our mortgage-backed securities at December 31, 2001, 2000, 1999, 1998 and 1997, September 30, 2001, June 30, 2001, and
March 31, 2001.

                           Mortgage-Backed Securities

                                                                           Amortized                   Estimated Fair   Weighted
                                              Net        Amortized      Cost/Principal   Estimated     Value/Principal  Average
                        Principal Value     Premium         Cost             Value       Fair Value         Value        Yield
                        ---------------     -------      ---------       -------------   ----------    ---------------  --------
                                                                   (dollars in thousands)

At December 31, 2001       $7,399,941      $137,269      $7,537,210         101.86%      $7,575,379         102.37%      4.41%
At December 31, 2000       $1,967,967      $ 23,296      $1,991,263         101.18%      $1,978,219         100.52%      7.09%
At December 31, 1999       $1,452,917      $ 22,444      $1,475,361         101.54%      $1,437,793          98.96%      6.77%
At December 31, 1998       $1,502,414      $ 24,278      $1,526,692         101.62%      $1,520,289         101.19%      6.43%
At December 31, 1997       $1,138,365      $ 21,390      $1,159,755         101.88%      $1,161,779         102.06%      6.57%

------------------------------------------------------------------------------------------------------------------------------------
At September 30, 2001      $6,275,501      $ 96,674      $6,372,175         101.54%      $6,428,853         102.44%      5.17%
At June 30, 2001           $5,498,235      $ 69,193      $5,567,428         101.26%      $5,572,288         101.34%      5.75%
At March 31, 2001          $3,455,436      $ 42,023      $3,497,459         101.22%      $3,500,610         101.31%      6.43%

     The tables below set forth certain characteristics of our mortgage-backed securities. The index level for adjustable-rate mortgage-backed securities is the weighted average rate of the various short-term interest rate indices, which determine the coupon rate.

            Adjustable-Rate Mortgage-Backed Security Characteristics

                                                                                                                      Principal
                                                                                                                       Value at
                                                                                  Weighted                             Period End
                                            Weighted    Weighted                  Average      Weighted    Weighted    as % of
                                             Average    Average    Weighted       Term to       Average    Average      Total
                           Principal         Coupon      Index    Average Net       Next       Lifetime     Asset   Mortgage-Backed
                             Value            Rate       Level      Margin       Adjustment       Cap       Yield     Securities
                           ---------        --------    --------  ----------     ----------    --------    -------  ---------------
                                                                   (dollars in thousands)

At December 31, 2001       $5,793,250         5.90%      3.95%       1.95%         24 months      11.49%      3.87%      78.29%
At December 31, 2000       $1,454,356         7.61%      5.76%       1.85%         15 months      11.47%      7.24%      73.90%
At December 31, 1999       $  951,839         7.33%      5.84%       1.49%         11 months      10.30%      7.64%      65.51%
At December 31, 1998       $1,030,654         6.84%      5.18%       1.66%         12 months      10.63%      6.42%      68.60%
At December 31, 1997       $  994,653         7.13%      5.52%       1.61%         22 months      10.78%      6.50%      87.38%

------------------------------------------------------------------------------------------------------------------------------------
At September 30, 2001      $4,789,570         6.24%      4.31%       1.93%         27 months      11.46%      4.76%      76.32%
At June 30, 2001           $3,997,580         6.47%      4.60%       1.87%         26 months      11.37%      5.38%      72.71%
At March 31, 2001          $2,495,296         7.01%      5.14%       1.87%         26 months      11.57%      6.35%      72.21%

               Fixed-Rate Mortgage-Backed Security Characteristics

                                                                                Principal Value as
                                                    Weighted        Weighted        % of Total
                                     Principal       Average         Average      Mortgage-Backed
                                       Value       Coupon Rate     Asset Yield      Securities
                                     ---------     -----------     -----------  ------------------
                                                      (dollars in thousands)

At December 31, 2001                $1,606,691         6.92%          6.33%          21.71%
At December 31, 2000                $  513,611         6.62%          6.68%          26.10%
At December 31, 1999                $  501,078         6.58%          7.01%          34.49%
At December 31, 1998                $  471,760         6.55%          6.47%          31.40%
At December 31, 1997                $  143,712         7.50%          7.08%          12.62%
----------------------------------------------------------------------------------------------
At September 30, 2001               $1,485,931         6.88%          6.48%          23.68%
At June 30, 2001                    $1,500,655         6.83%          6.71%          27.29%
At March 31, 2001                   $  960,140         6.79%          6.69%          27.79%

     At December 31, 2001 we held mortgage-backed securities with coupons linked to the one-year, three-year, and five-year Treasury indices, one-month and six-month LIBOR, six-month Auction Average, twelve-month moving average and the six-month CD rate. At December 31, 2000 and 1999 we held mortgage-backed securities with coupons linked to the one-year, three-year, and five-year Treasury indices, one-month LIBOR and the six-month CD rate.

               Adjustable-Rate Mortgage-Backed Securities by Index
                                December 31, 2001

                                           _________  Six-Month  12-Month               1-Year       3-Year      5-Year
                                One-Month  Six-Month   Auction    Moving    Six-Month  Treasury     Treasury    Treasury
                                  LIBOR      LIBOR     Average    Average    CD Rate     Index       Index        Index
                                ---------  ---------  ---------  --------   ---------  --------     --------    --------

Weighted Average Adjustment
  Frequency                        1mo.     60 mo.      6 mo.     12 mo.      6 mo.      6 mo.       36 mo.     60 mo.
Weighted Average Term to
  Next Adjustment                  1mo.     55 mo.      2 mo.     11 mo.      2 mo.     33 mo.       16 mo.     33 mo.
Weighted Average Annual
  Period Cap                       None      2.00%      0.50%       None      1.00%      1.98%        2.00%      1.96%
Weighted Average Lifetime
  Cap at December 31, 2001        9.09%     11.50%     12.53%     10.63%     11.40%     12.22%       13.08%     12.92%
Mortgage Principal Value as
  Percentage of Mortgage-
  Backed Securities at
  December 31, 2001              18.32%      0.13%      0.12%      1.06%      0.22%     56.20%        1.35%      0.89%

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

     Borrowings

     To date, our debt has consisted entirely of borrowings collateralized by a pledge of our mortgage-backed securities. These borrowings appear on our balance sheet as repurchase agreements. At December 31, 2001, we had established uncommitted borrowing facilities in this market with 22 lenders in amounts, which we believe, are in excess of our needs. We believe that we have used approximately 52% of our uncommitted borrowing line. All of our mortgage-backed securities are currently accepted as collateral for these borrowings. However, we limit our borrowings, and thus our potential asset growth, in order to maintain unused borrowing capacity and thus increase the liquidity and strength of our balance sheet. At December 31, 2001, we had collateral in excess of the required haircut on our repurchase agreements in the amount of $452.3 million.

     For the year ended December 31, 2001, the term to maturity of our borrowings ranged from one day to three years, with a weighted average original term to maturity of 119 days at December 31, 2001. For the years ended December 31, 2000 and 1999, the term to maturity of our borrowings ranged from one day to one year, with a weighted average original term to maturity of 56 days at December 31, 2000, and 50 days at December 31, 1999. At December 31, 2001, the weighted average cost of funds for all of our borrowings was 2.18% and the weighted average term to next rate adjustment was 85 days. At December 31, 2000, the weighted average cost of funds for all of our borrowings was 6.55% and the weighted average term to next rate adjustment was 29 days. At December 31, 1999, the weighted average cost of funds for all of our borrowings was 5.26% and the weighted average term to next rate adjustment was 20 days. At December 31, 2001, the weighted average original term increase because of the use of three year repurchase agreements.

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

     Stockholders' Equity

     We use "available-for-sale" treatment for our mortgage-backed securities; we carry these assets on our balance sheet at estimated market value rather than historical amortized cost. Based upon this "available-for-sale" treatment, our equity base at December 31, 2001 was $667.4 million, or $11.15 per share. If we had used historical amortized cost accounting, our equity base at December 31, 2001 would have been $629.2 million, or $10.52 per share. Our equity base at December 31, 2000 was $135.6 million, or $9.34 per share. If we had used historical amortized cost accounting, our equity base at December 31, 2000 would have been $148.6 million, or $10.24 per share. Our equity base at December 31, 1999 was $103.3 million, or $7.60 per share. If we had used historical amortized cost accounting, our equity base at December 31, 1999 would have been $140.8 million, or $10.37 per share. We completed three public offerings during the year ended December 31, 2001 in which we issued a total of

45,060,100 shares of common stock, and received aggregate net proceeds of $474.2 million. Subsequently, we completed a secondary offering of 23,000,000 shares of stock common in January 2002. Our aggregate net proceeds for this offering was $347.4 million.

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

                          Unrealized Gains and Losses

                                                                           (dollars in thousands)
                                                                               At December 31,
                                                       2001           2000           1999          1998          1997
                                                    ---------      ---------      ---------      --------      --------

Unrealized Gain                                     $ 53,935       $  3,020       $  1,531       $ 3,302       $ 3,253
Unrealized Loss                                      (15,766)       (16,064)       (39,100)       (9,706)       (1,229)
                                                    ------------------------------------------------------------------
Net Unrealized Gain (Loss)                          $ 38,169       $(13,044)      $(37,569)      $(6,404)      $ 2,024
                                                    ==================================================================

Net Unrealized Gain (Loss) as % of Mortgage-
  Backed Securities Principal Value                    0.52%         (0.66%)        (2.59%)       (0.43%)        0.18%
Net Unrealized Gain (Loss) as % of Mortgage-
  Backed Securities Amortized Cost                     0.51%         (0.66%)        (2.54%)       (0.42%)        0.17%

     Unrealized changes in the estimated net market value of mortgage-backed securities have one direct effect on our potential earnings and dividends: positive mark-to-market changes increase our equity base and allow us to increase our borrowing capacity while negative changes tend to limit borrowing capacity under our capital investment policy. A very large negative change in the net market value of our mortgage-backed securities might impair our liquidity position, requiring us to sell assets with the likely result of realized losses upon sale. "Unrealized Gains on Available-for-Sale Securities" was $38.2 million, or 0.51% or the amortized cost of our mortgage-backed securities as of December 31, 2001. " Unrealized Losses on Available-for-Sale Securities" was $13.0 million, or 0.66% of the amortized cost of our mortgage-backed securities at December 31, 2000. "Unrealized Losses on Available-for-Sale Securities" was $37.6 million or 2.54% of the amortized cost of our mortgage-backed securities at December 31, 1999.

     The table below shows our equity capital base as reported and on a historical amortized cost basis at December 31, 2001, 2000, 1999, 1998, and 1997, and September 30, 2001, June 30, 2001 and March 31, 2001. Issuances of common stock, the level of GAAP earnings as compared to dividends declared, and other factors influence our historical cost equity capital base. The GAAP reported equity capital base is influenced by these factors plus changes in the "Net Unrealized Losses on Assets Available for Sale" account.

                              Stockholders' Equity

                                                                                  Historical
                             Historical      Net Unrealized     GAAP Reported    Amortized Cost    GAAP Reported
                           Amortized Cost   Gains on Assets      Equity Base       Equity Per      Equity (Book
                             Equity Base   Available for Sale    (Book Value)        Share       Value) Per Share
                           --------------  ------------------   -------------    --------------  ---------------
                                               (dollars in thousands, except per share data)

At December 31, 2001           $629,188          $ 38,169           $667,357        $10.52          $11.15
At December 31, 2000           $148,686          $(13,044)          $135,642        $10.24          $ 9.34
At December 31, 1999           $140,841          $(37,569)          $103,272        $10.37          $ 7.60
At December 31, 1998           $132,275          $ (6,404)          $125,871        $10.46          $ 9.95
At December 31, 1997           $133,062          $  2,024           $135,086        $10.47          $10.62
-----------------------------------------------------------------------------------------------------------------
At September 30, 2001          $625,368          $ 56,677           $682,045        $10.47          $11.41
At June 30, 2001               $445,091          $  4,860           $449,951        $ 9.96          $10.07
At March 31, 2001              $248,732          $  3,151           $251,883        $ 9.67          $ 9.80

     Leverage

     Our debt-to-GAAP reported equity ratio at December 31, 2001, 2000, and 1999 was 9.5:1, 12.0:1, and 12.9:1, respectively. We generally expect to maintain a ratio of debt-to-equity of between 8:1 and 12:1, although the ratio may vary from this range from time to time based upon various factors, including our management's opinion of the level of risk of our assets and liabilities, our liquidity position, our level of unused borrowing capacity and over-collateralization levels required by lenders when we pledge assets to secure borrowings.

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

     Changes in interest rates may also affect on the rate of mortgage principal prepayments and, as a result, prepayments on mortgage-backed securities. We will seek to mitigate the effect of changes in the mortgage principal repayment rate by balancing assets we purchase at a premium with assets we purchase at a discount. To date, the aggregate premium exceeds the aggregate discount on our mortgage-backed securities. As a result, prepayments, which result in the expensing of unamortized premium, will reduce our net income compared to what net income would be absent such prepayments.

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

     Other Matters

     We calculate that our qualified REIT assets, as defined in the Internal Revenue Code, are 98.2% of our total assets at December 31, 2001, 99.9% of our total assets at December 31, 2000 and 1999, as compared to the Internal Revenue Code requirement that at least 75% of our total assets be qualified REIT assets. We also calculate that 100% of our revenue qualifies for the 75% source of income test, and 100% of its revenue qualifies for the 95% source of income test, under the REIT rules for the years ended December 31, 2001, 2000, and 1999. We also met all REIT requirements regarding the ownership of our common stock and the distribution of our net income. Therefore, as of December 31, 2001, 2000, and 1999 we believe that we qualified as a REIT under the Internal Revenue Code.

     We at all times intend to conduct our business so as not to become regulated as an investment company under the Investment Company Act. If we were to become regulated as an investment company, then our use of leverage would be substantially reduced. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" (qualifying interests). Under current interpretation of the staff of the SEC, in order to qualify for this exemption, we must maintain at least 55% of our assets directly in qualifying interests. In addition, unless certain mortgage securitites represent all the certificates issued with respect to an underlying pool of mortgages, the mortgage-backed securities may be treated as securities separate from the underlying mortgage loans and, thus, may not be considered qualifying interests for purposes of the 55% requirement. We calculate that as of December 31, 2001, 2000, and 1999 we were in compliance with this requirement.

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

     Our profitability and the value of our portfolio may be adversely affected during any period as a result of changing interest rates. The following table quantifies the potential changes in net interest income and portfolio value should interest rates go up or down 200 basis points, assuming the yield curves of the rate shocks will be parallel to each other and the current yield curve. All changes in income and value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at December 31, 2001, and various estimates regarding prepayment and all activities are made at each level of rate shock. Actual results could differ significantly from these estimates.

                            Projected Percentage Change in  Projected Percentage Change in
  Change in Interest Rate        Net Interest Income               Portfolio Value
--------------------------  ------------------------------  ------------------------------

-200 Basis Points                          5%                              2%
-100 Basis Points                          3%                              1%
-50 Basis Points                           1%                              1%
Base Interest Rate
+50 Basis Points                          (3%)                            (1%)
+100 Basis Points                         (6%)                            (2%)
+200 Basis Points                        (14%)                            (6%)

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

     The following table sets forth the estimated maturity or repricing of our interest-earning assets and interest-bearing liabilities at December 31, 2001. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except adjustable-rate loans, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature. Mortgage-backed securities reflect estimated prepayments that were estimated based on analyses of broker estimates, the results of a prepayment model that we utilized and empirical data. Our management believes that these assumptions approximate actual experience and considers them reasonable; however, the interest rate sensitivity of our assets and liabilities in the table could vary substantially if different assumptions were used or actual experience differs from the historical experience on which the assumptions are based.

                                                                 More than
                                    Within 3        4-12         1 Year to      3 Years
                                     Months         Months        3 Years       and Over      Total
                                    --------        ------       ---------      --------      -----

Rate Sensitive Assets:
  Mortgage-Backed Securities      $ 1,385,708    $   580,104    $ 2,176,418    $3,257,711   $7,399,941

Rate Sensitive Liabilities:
  Repurchase Agreements             5,653,155        253,133                      461,422    6,367,710
                                  --------------------------------------------------------------------

Interest rate sensitivity gap     $(4,267,447)   $   326,971    $ 2,176,418    $2,796,289   $1,032,231
                                  ====================================================================


Cumulative rate sensitivity gap   $(4,267,447)   $(3,940,476)   $(1,764,058)   $1,032,231
                                  ====================================================================

Cumulative interest rate
sensitivity gap as a percentage
of total rate-sensitive assets        (57.67%)       (53.25%)       (23.84%)        13.95%

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

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our financial statements and the related notes, together with the Independent Auditors' Report thereon, are set forth on pages F-1 through F-17 of this Form 10-K.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    PART III

ITEM 10   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 as to our directors is incorporated herein by reference to the definitive proxy statement we are filing pursuant to Regulation 14A under the headings "Election of Directors," "Directors," "Management," and "Section 16(a) Beneficial Ownership Reporting Compliance." The information required by Item 10 as to our executive officers is included in Part I of this Form 10-K.

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

3.   Exhibits:

                                  EXHIBIT INDEX
                                                                   Sequentially
Exhibit                                                              Numbered
Number                          Exhibit Description                    Page

3.1       Articles of Incorporation of the Registrant
          (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-11 (Registration No.
          333-32913) filed with the Securities and Exchange
          Commission on August 5, 1997).

3.2 Articles of Amendment and Restatement of the Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-11 (Registration No. 333-32913) filed with the Securities and Exchange Commission on August 5,
          1997).

3.3 Bylaws of the Registrant, as amended (incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-11 (Registration No. 333-32913) filed with the Securities and Exchange Commission on August 5,
          1997).

4.1 Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to our Registration Statement on Form S-11 (Registration No. 333-32913) filed with the Securities and Exchange Commission on September 17, 1997.

10.1 Purchase Agreement, dated February 12, 1997, between the Registrant and Friedman, Billings, Ramsey & Co., Inc. ("FBR") (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-11 (Registration No. 333-32913), filed with the Securities and Exchange Commission on August 5, 1997).

10.2 Registration Rights Agreement, dated February 12, 1997, between the Registrant and FBR (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-11 (Registration No. 333-32913) filed with the Securities and Exchange Commission on August 5,
          1997).

10.3 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-11 (Registration No. 333-32913) filed with the Securities and Exchange Commission on August 5,
          1997).*

10.4 Form of Master Repurchase Agreement (incorporated by reference to Exhibit 10.7 to our Registration Statement on Form S-11 (Registration No. 333-32913) filed with the Securities and Exchange Commission on August 5,
          1997).

10.5 Form of Purchase Agreement, between the Registrant and the purchasers in the Direct Offering (incorporated by reference to Exhibit 10.8 to our Registration Statement on Form S-11 (Registration No. 333-32913) filed with the Securities and Exchange Commission on August 5,
          1997).

10.6 Amended and Restated Employment Agreement, effective as of May 1, 2001 between the Registrant and Michael A.J.
          Farrell (incorporated by reference to Exhibit 10.1 to our Form

          10-Q/A for its quarterly period ended June 30, 2001 filed with the Securities and Exchange Commission on August 27, 2001).*

10.7 Amended and Restated Employment Agreement, effective as of May 1, 2001, between the Registrant and Wellington St. Claire (incorporated by reference to Exhibit 10.2 to our Form 10-Q/A for its quarterly period ended June 30, 2001 filed with the Securities and Exchange Commission on August 27, 2001).*

10.8 Amended and Restated Employment Agreement, effective as of May 1, 2001 between the Registrant and Kathryn F. Fagan (incorporated by reference to Exhibit 10.3 to our Form 10-Q/A for its quarterly period ended June 30, 2001 filed with the Securities and Exchange Commission on August 27, 2001).*

10.9 Amended and Restated Employment Agreement, effective as of May 1, 2001, between the Registrant and Jennifer A. Stephens (incorporated by reference to Exhibit 10.4 to our Form 10-Q/A for its quarterly period ended June 30, 2001 filed with the Securities and Exchange Commission on August 27, 2001).*

23.1      Consent of Independent Accountants.

*Exhibit Numbers 10.3 and 10.6 - 10.9 are management contracts or compensatory plans required to be filed as Exhibits to this Form 10-K

(b)  Reports on Form 8-K

     We filed the following reports on Form 8-K during the last quarter of the period covered by this report:

     o We filed a Form 8-K on October 2, 2001 with respect to our entering into an underwriting agreement with UBS Warburg LLC, ABN AMRO Rothschild LLC, Friedman, Billings, Ramsey & Co., Inc., and Tucker Anthony Incorporated, as representatives of the several underwriters.

     o We filed a Form 8-K on December 4, 2001 with respect to the resignation of Timothy J. Guba as President, Chief Operating Officer and a member of our board of directors effective December 31, 2001.

     The following current report on Form 8-K was filed by us subsequent to the fourth quarter 2001:

     o We filed a Form 8-K on January 25, 2002 with respect to our entering into an underwriting agreement with UBS Warburg LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, ABN AMRO Rothschild LLC, Friedman, Billings, Ramsey & Co., Inc., RBC Dain Rauscher Inc., and U.S. Bancorp Piper Jaffray Inc., as representatives of the several underwriters.

Annaly Mortgage
Management, Inc.

Independent Auditors' Report

Financial Statements
Years Ended December 31, 2001, 2000, and 1999

Annaly Mortgage Management, Inc.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                                                            Page

INDEPENDENT AUDITORS' REPORT                                                 F-1

FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 2001, 2000, AND 1999:

   Statements of Financial Condition                                         F-2

   Statements of Operations                                                  F-3

   Statements of Stockholders' Equity                                        F-4

   Statements of Cash Flows                                                  F-5

   Notes to Financial Statements                                        F-6-F-17

INDEPENDENT AUDITORS' REPORT

To the board of directors and Stockholders of Annaly Mortgage Management, Inc.

We have audited the accompanying statements of financial condition of Annaly Mortgage Management, Inc. (the "Company") as of December 31, 2001 and 2000, and the related statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.



/s/ Deloitte & Touche LLP

New York, New York
February 15, 2002

ANNALY MORTGAGE MANAGEMENT, INC.

STATEMENTS OF FINANCAL CONDITION
DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

ASSETS                                                        2001              2000
                                                        --------------   ---------------

CASH AND CASH EQUIVALENTS                               $      429,247   $       113,061

MORTGAGE-BACKED SECURITIES - At fair value               7,575,379,313     1,978,219,376

RECEIVABLE FOR MORTGAGE-BACKED
  SECURITIES SOLD                                           94,502,807        44,933,631

ACCRUED INTEREST RECEIVABLE                                 46,803,644        11,502,482

OTHER ASSETS                                                   198,888           260,238
                                                        --------------   ---------------

TOTAL ASSETS                                            $7,717,313,899   $ 2,035,028,788
                                                        ==============   ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Repurchase agreements                                 $6,367,710,186   $ 1,628,359,000
  Payable for Mortgage-Backed Securities purchased         627,063,523       258,798,138
  Accrued interest payable                                  16,043,004         8,314,414
  Dividends payable                                         35,896,185         3,630,745
  Other liabilities                                          2,009,533
  Accounts payable                                           1,234,463           284,105
                                                        --------------   ---------------

           Total liabilities                             7,049,956,894     1,899,386,402
                                                        --------------   ---------------

STOCKHOLDERS' EQUITY:
  Common stock: par value $.01 per share;
    100,000,000 authorized, 59,826,975 and 14,522,978
    shares issued and outstanding, respectively                598,270           145,230
  Additional paid-in capital                               623,985,662       147,844,861
  Accumulated other comprehensive income (loss)             38,169,285       (13,044,259)
  Retained earnings                                          4,603,788           696,554
                                                        --------------   ---------------

          Total stockholders' equity                       667,357,005       135,642,386
                                                        --------------   ---------------

TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                                               $7,717,313,899   $ 2,035,028,788
                                                        ==============   ===============

See notes to financial statements

ANNALY MORTGAGE MANAGEMENT, INC.

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
--------------------------------------------------------------------------------

                                                                    2001             2000            1999
                                                               -------------    -------------    ------------

INTEREST INCOME:
  Mortgage-Backed Securities and cash equivalents              $ 263,057,732    $ 109,750,406    $ 89,811,994

INTEREST EXPENSE -
  Repurchase agreements                                          168,055,304       92,901,697      69,846,206
                                                               -------------    -------------    ------------

NET INTEREST INCOME                                               95,002,428       16,848,709      19,965,788

GAIN ON SALE OF MORTGAGE-BACKED
  SECURITIES                                                       4,586,465        2,025,205         454,782

GENERAL AND ADMINISTRATIVE EXPENSES                                7,311,208        2,286,626       2,281,290
                                                               -------------    -------------    ------------

NET INCOME                                                        92,277,685       16,587,288      18,139,280
                                                               -------------    -------------    ------------

OTHER COMPREHENSIVE INCOME (LOSS):
  Unrealized gain (loss) on available-for-sale securities         55,800,009       26,549,456     (30,709,453)
  Less reclassification adjustment for gains included in net
    income                                                        (4,586,465)      (2,025,205)       (454,782)
                                                               -------------    -------------    ------------

           Other comprehensive income (loss)                      51,213,544       24,524,251     (31,164,235)
                                                               -------------    -------------    ------------

TOTAL COMPREHENSIVE INCOME (LOSS)                              $ 143,491,229    $  41,111,539    $(13,024,955)
                                                               =============    =============    ============

NET INCOME PER SHARE:
  Basic                                                        $        2.23    $        1.18    $       1.41
                                                               =============    =============    ============

  Diluted                                                      $        2.21    $        1.15    $       1.35
                                                               =============    =============    ============

AVERAGE NUMBER OF SHARES OUTSTANDING:
  Basic                                                           41,439,631       14,089,436      12,889,510
                                                               =============    =============    ============

  Diluted                                                         41,857,498       14,377,459      13,454,007
                                                               =============    =============    ============

See notes to financial statements

ANNALY MORTGAGE MANAGEMENT, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
--------------------------------------------------------------------------------

                                                                                                        Accumulated
                                         Common        Additional                                          Other
                                          Stock         Paid-in       Comprehensive      Retained      Comprehensive
                                        Par Value       Capital          Income          Earnings      Income (Loss)      Total
                                        ---------     -----------     -------------      --------      -------------      -----

BALANCE, DECEMBER 31, 1998            $    126,484   $ 131,868,108                   $     280,992   $  (6,404,275)  $ 125,871,309

  Net income                                    --              --   $  18,139,280      18,139,280              --

  Other comprehensive income:
    Unrealized net losses on
       securities, net of
       reclassification adjustment              --              --     (31,164,235)             --     (31,164,235)
                                                                     -------------

  Comprehensive loss                            --              --   $ (13,024,955)             --              --     (13,024,955)
                                                                     =============

  Exercise of stock options                    572         232,704                              --              --         233,276

  Proceeds from direct purchase              8,757       8,161,845                              --              --       8,170,602

  Dividends declared for the year
    ended December 31, 1999, $1.38
    per share                                   --              --                     (17,977,754)             --     (17,977,754)
                                     -------------   -------------                   -------------   -------------   -------------

BALANCE, DECEMBER 31, 1999                 135,813     140,262,657                         442,518     (37,568,510)    103,272,478

  Net income                                                          $ 16,587,288      16,587,288

  Other comprehensive income:
    Unrealized net gains on
      securities, net of
      reclassification adjustment               --              --      24,524,251              --      24,524,251
                                                                     -------------

  Comprehensive income                          --              --   $  41,111,539              --              --      41,111,539
                                                                     =============

  Exercise of stock options                    475         198,287                              --              --         198,762

  Proceeds from direct purchase              8,942       7,383,917              --              --              --       7,392,859

  Dividends declared for the year
    ended December 31, 2000, $1.15
    per share                                   --              --                     (16,333,252)             --     (16,333,252)
                                     -------------   -------------                   -------------   -------------   -------------

BALANCE, DECEMBER 31, 2000                 145,230     147,844,861                         696,554     (13,044,259)    135,642,386
  Net income                                                          $ 92,277,685      92,277,685

  Other comprehensive income:
    Unrealized net gains on
      securities, net of
      reclassification adjustment               --              --      51,213,544              --      51,213,544
                                                                     -------------

  Comprehensive income                          --              --   $ 143,491,229              --              --     143,491,229
                                                                     =============

  Exercise of stock options                  2,747       2,971,919                              --              --       2,974,666

  Shares exchanged upon exercise
     of stock options                         (416)       (587,652)                             --              --        (588,068)

  Proceeds from direct purchase                108         142,348              --              --              --         142,456

  Proceeds from secondary offerings        450,601     473,614,186                                                     474,064,787

  Dividends declared for the year
    ended December 31, 2001, $1.75
    per share                                   --              --                     (88,370,451)             --     (88,370,451)
                                      ------------   -------------                   -------------   -------------   -------------
BALANCE, DECEMBER 31, 2001            $    598,270   $ 623,985,662                   $   4,603,788   $  38,169,285   $ 667,357,005
                                      ============   =============                   =============   =============   =============

See notes to financial statements

STATEMENT OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
--------------------------------------------------------------------------------

                                                                  2001                2000                1999
                                                           ----------------    ----------------    ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                               $     92,277,685    $     16,587,288    $     18,139,280
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Amortization of mortgage premiums and discounts, net         36,865,112           2,646,753           6,103,239
    Market value adjustment on long term
      repurchase agreement                                          985,719
    Gain on sale of Mortgage-Backed Securities                   (4,586,465)         (2,025,205)           (454,782)
    Stock option expense                                            789,889
    Increase in accrued interest receivable                     (35,301,162)         (4,644,799)            (98,310)
    (Increase) decrease in other assets                              61,350             (62,342)             36,988
    Increase in accrued interest payable                          7,728,590           1,631,727           1,630,061
    Increase in other liabilities and accounts payable              950,358             120,005              24,864
                                                           ----------------    ----------------    ----------------

           Net cash provided by operating activities             99,771,076          14,253,427          25,381,340
                                                           ----------------    ----------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Mortgage-Backed Securities                     (8,194,215,283)       (952,737,643)       (559,695,956)
  Proceeds from sale of Mortgage-Backed Securities            1,248,811,946         489,809,698         122,552,293
  Principal payments on Mortgage-Backed Securities            1,685,874,506         168,516,759         362,657,549
                                                           ----------------    ----------------    ----------------

           Net cash used in investing activities             (5,259,528,831)       (294,411,186)        (74,486,114)
                                                           ----------------    ----------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from repurchase agreements                        49,773,649,527      14,196,953,221      11,202,660,000
  Principal payments on repurchase agreements               (45,033,274,527)    (13,906,889,971)    (11,144,874,250)
  Proceeds from exercise of stock options                         1,596,709             198,762             233,276
  Proceeds from direct equity offering                              142,456           7,392,859           8,170,602
  Preoceeds from secondary offerings                            474,064,787                  --                  --
  Dividends paid                                                (56,105,011)        (17,455,969)        (17,081,956)
                                                           ----------------    ----------------    ----------------

           Net cash provided by financing activities          5,160,073,941         280,198,902          49,107,672
                                                           ----------------    ----------------    ----------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                           316,186              41,143               2,898

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                                                 113,061              71,918              69,020
                                                           ----------------    ----------------    ----------------

CASH AND CASH EQUIVALENTS, END OF YEAR                     $        429,247    $        113,061    $         71,918
                                                           ================    ================    ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Interest paid                                            $    160,326,714    $     91,269,970    $     68,216,145
                                                           ================    ================    ================

NONCASH FINANCING ACTIVITIES:
  Net change in unrealized loss on available-for-sale
  securities                                               $     51,213,544    $     24,524,251    $    (31,164,235)
                                                           ================    ================    ================

  Dividends declared, not yet paid                         $     35,896,185    $      3,630,745    $      4,753,461
                                                           ================    ================    ================


See notes to financial statements.

ANNALY MORTGAGE MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
--------------------------------------------------------------------------------


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

     Unrealized losses on Mortgage-Backed Securities that are considered other than temporary, as measured by the amount of decline in fair value attributable to factors other than temporary, are recognized in income and the cost basis of the Mortgage-Backed Securities is adjusted. There were no such adjustments for the years ended December 31, 2001, 2000, and 1999.

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

     Credit Risk - At December 31, 2001 and 2000, the Company has limited its exposure to credit losses on its portfolio of Mortgage-Backed Securities by only purchasing securities issued by Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA"), or Government National Mortgage Association ("GNMA"). The payment of principal and interest on the FHLMC and FNMA Mortgage-Backed Securities are guaranteed by those respective agencies and the payment of principal and interest on the GNMA Mortgage-Backed Securities are backed by the full-faith-and-credit of the U.S. government. At December 31, 2001 and 2000, all of the Company's Mortgage-Backed Securities have an implied "AAA" rating.

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

     Use of Estimates - The preparation of financial statements in conformity with generally accepted acconting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Recent Accounting Pronouncements - The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date for FASB Statement No. 133, and No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, and as interpreted by the FASB and the Derivatives Implementation Group through Statement No. 133, Implementation Issues, as of January 1, 2000. As of January 1, 2002, the Company had not entered into any derivative agreements; therefore, there was no transition adjustment.

2.   MORTGAGE-BACKED SECURITIES

The following table pertains to the Company's Mortgage-Backed Securities classified as available-for-sale as of December 31, 2001, which are carried at their fair value:

                                      Federal              Federal         Government        Total
                                     Home Loan            National          National       Mortgage-
                                      Mortgage             Mortgage         Mortgage         Backed
                                    Corporation          Association      Association      Securities
Mortgage-Backed
  Securities, gross               $ 4,426,194,568    $ 2,894,026,227    $ 79,719,749    $ 7,399,940,544

Unamortized discount                   (1,345,955)          (755,106)             --         (2,101,061)
Unamortized premium                    83,775,464         54,118,304       1,476,777        139,370,545
                                  ---------------    ---------------    ------------    ---------------

Amortized cost                      4,508,624,077      2,947,389,425      81,196,526      7,537,210,028

Gross unrealized gains                 32,636,111         21,223,896          75,100         53,935,107
Gross unrealized losses                (7,985,994)        (7,313,534)       (466,294)       (15,765,822)
                                  ---------------    ---------------    ------------    ---------------

Estimated fair value              $ 4,533,274,194    $ 2,961,299,787    $ 80,805,332    $ 7,575,379,313
                                  ===============    ===============    ============    ===============


                                                     Gross Unrealized       Gross         Estimated Fair
                                   Amortized Cost          Gain        Unrealized Loss        Value
                                   --------------    ----------------  ---------------    --------------

Adjustable Rate                   $ 5,908,236,449    $    44,469,272    $(10,049,070)   $ 5,942,656,651

Fixed Rate                          1,628,973,579          9,465,834      (5,716,751)     1,632,722,662
                                  ---------------    ---------------    ------------    ---------------

Total                             $ 7,537,210,028    $    53,935,106    $(15,765,821)   $ 7,575,379,313
                                  ===============    ===============    ============    ===============

The following table pertains to the Company's Mortgage-Backed Securities classified as available-for-sale as of December 31, 2000, which are carried at their fair value:

                                                      Federal           Federal         Government        Total
                                                     Home Loan         National          National       Mortgage-
                                                      Mortgage          Mortgage         Mortgage         Backed
                                                    Corporation       Association      Association      Securities
Mortgage-Backed
  Securities, gross                               $ 1,029,045,622    $ 853,777,836    $ 85,143,889    $ 1,967,967,347

Unamortized discount                                     (221,944)        (767,116)             --           (989,060)
Unamortized premium                                    11,203,043       11,569,619       1,512,687         24,285,349
                                                  ---------------    -------------    ------------    ---------------

Amortized cost                                      1,040,026,721      864,580,339      86,656,576      1,991,263,636

Gross unrealized gains                                  2,220,525          798,984              --          3,019,509
Gross unrealized losses                                (5,426,076)      (9,503,333)     (1,134,360)       (16,063,769)
                                                  ---------------    -------------    ------------    ---------------

Estimated fair value                              $ 1,036,821,170    $ 855,875,990    $ 85,522,216    $ 1,978,219,376
                                                  ===============    =============    ============    ===============

                                                                    Gross Unrealized       Gross         Estimated Fair
                                                   Amortized Cost          Gain        Unrealized Loss        Value
                                                   --------------   ----------------   ---------------   --------------

Adjustable Rate                                   $ 1,475,409,337    $      12,565    $ (7,819,597)   $ 1,467,602,305

Fixed Rate                                            515,854,299        3,006,944      (8,244,172)       510,617,071
                                                  ---------------    -------------    ------------    ---------------

Total                                             $ 1,991,263,636    $   3,019,509    $(16,063,769)   $ 1,978,219,376
                                                  ===============    =============    ============    ===============

The adjustable rate Mortgage-Backed Securities are limited by periodic caps (generally interest rate adjustments are limited to no more than 1% every six months) and lifetime caps. The weighted average lifetime cap was 11.5% at December 31, 2001 and 2000.

During the year ended December 31, 2001, the Company realized $6,770,754 in gains from sales of Mortgage-Backed Securities. Losses totaled $2,184,289 for the year ended December 31, 2001. During the year ended December 31, 2000, the Company realized $2,025,205 in gains from sales of Mortgage-Backed Securities. During the year ended December 31, 1999, the Company realized $563,259 in gains from sales of Mortgage-Backed Securities. Losses totaled $108,477 for the year ended December 31, 1999.

3.   REPURCHASE AGREEMENTS

The Company had outstanding $6,367,710,186 and $1,628,359,000 of repurchase agreements with a weighted average borrowing rate of 2.18% and 6.55% and a weighted average remaining maturity of 85 days and 29 days as of December 31, 2001 and 2000, respectively. At December 31, 2001 and 2000, Mortgage-Backed Securities actually pledged had an estimated fair value of $6,564,249,752 and $1,668,161,860, respectively.

At December 31, 2001 and 2000, the repurchase agreements had the following remaining maturities:

                                               2001             2000
                                         --------------   --------------

Within 30 days                           $5,380,006,000   $1,135,886,000
30 to 59 days                               206,947,000      363,810,000
60 to 89 days                                66,202,000       48,845,000
90 to 119 days                               65,037,000               --
Over 120 days                               649,518,186       79,818,000
                                         --------------   --------------

                                         $6,367,710,186   $1,628,359,000

4.   OTHER LIABILITIES

In 2001, the Company entered into a repurchase agreement maturing in July 2004, at which time, the repurchase agreement gives the buyer the right to extend, in whole or in part, in three-month increments up to July 2006. The repurchase agreement has a principal value of $100,000,000. The Company accounts for the extension option as a separate interest rate floor liability carried at fair value. The initial fair value of $1,200,000 allocated to the interest rate floor resulted in a similar discount on the repurchase agreement borrowings that is being amortized over the initial term of 3 years using the effective yield method. At December 31, 2001, the fair value of this interest rate floor was a $2,009,533 and was classified as other liabilities. The aggregate charge of $985,719 is included in interest expense for 2001.

5.   COMMON STOCK

During the Company's year ending December 31, 2001, the Company declared dividends to shareholders totaling $88,370,451, or $1.75 per share, of which $52,474,266 was paid during the year and $35,896,185 was paid on January 30, 2002.

During the year ended December 31, 2001, 274,231 options were exercised at $2,974,666. Total shares exchanged upon exercise of the stock options were 41,620 at a value of $588,068. Also, 10,856 shares were purchased in dividend reinvestment and share purchase plan, totaling $142,456. The Company completed an offering of common stock in the third quarter issuing 14,991,600 shares, with aggregate net proceeds of $179.6 million. An offering of common stock during the second quarter of 2001 was completed issuing 18,918,500 shares, with aggregate net proceeds of $195.3 million. Additional offerings for 11,150,000 shares were completed during the first quarter for aggregate net proceeds of $99.3 million.

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

For the year ended December 31, 2001, the reconciliation is as follows:

                                                  For the Year Ended
                                                  December 31, 2001
                                      ------------------------------------------
                                        Income           Shares        Per-Share
                                      (Numerator)     (Denominator)      Amount

Net income                            $92,277,685
                                      -----------

Basic EPS                              92,277,685       41,439,631       $ 2.23
                                                                         ======

Effective of dilutive securities:
   Dilutive stock options                      --          417,867
                                      -----------       ----------

   Diluted EPS                        $92,277,685       41,857,498       $ 2.21
                                      ===========       ==========       ======

Options to purchase 629,576 shares were outstanding during the year and were dilutive as the exercise price of between $4.00 and $11.25 was less than the average stock price for the year of $12.70. Options to purchase 6,250 shares of stock were outstanding and not considered dilutive. The exercise price of $13.69 was greater than the average stock price for the year of $12.70.

For the year ended December 31, 2000, the reconciliation is as follows:

                                                  For the Year Ended
                                                  December 31, 2001
                                      ------------------------------------------
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

Effective of dilutive securities:
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

For the year ended December 31, 1999, the reconciliation is as follows:


                                                  For the Year Ended
                                                  December 31, 2001
                                      ------------------------------------------
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

Effective of dilutive securities:
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

7.   LONG-TERM STOCK INCENTIVE PLAN

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

                                         2001             2000           1999
                                     -----------      -----------    -----------

Net earnings - as reported           $92,277,685      $16,587,288    $18,139,280
Net earnings - pro forma              92,012,080       16,468,550     18,010,908
Earnings per share - as reported           $2.23            $1.18          $1.41
Earnings per share - pro forma             $2.22            $1.17          $1.40

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in the year ended December 31, 2001: dividend yield of 15.32%; expected volatility of 28%; risk-free interest rate of 4.21%; and the weighted average expected lives of five years. For the year ended December 31, 2000: dividend yield of 12.69%; expected volatility of 28.33%; risk-free interest rate of 5.16%; and the weighted average expected lives of nine years. For the year ended December 31, 1999, dividend yield of 15%; expected volatility of 32%; risk-free interest rate of 5.61%; and the weighted average expected lives of seven years.

Information regarding options at December 31, 2001 is as follows:

                                                                     Weighted
                                                                      Average
                                                                     Exercise
                                                        Shares         Price
                                                      ---------      --------

Outstanding, January 1, 2001                           903,807        $ 8.28

   Granted (6,250 NSQOs)                                 6,250         13.69
   Exercised                                          (274,231)         7.95
                                                      --------        ------

Outstanding, December 31, 2001                         635,826        $ 8.48
                                                      ========        ======

Weighted average value of options granted
   during the year (per share)                        $   0.33
                                                      ========

Information regarding options at December 31, 2000 is as follows:

                                                                     Weighted
                                                                      Average
                                                                     Exercise
                                                        Shares         Price
                                                      ---------      --------

Outstanding, January 1, 2000                           844,056        $ 8.03

   Granted (36,500 ISOs, 86,000 NQSOs)                 122,500          8.00
   Exercised                                           (15,250)         9.17
   Expired                                             (47,499)         4.18
                                                      --------        ------

Outstanding, December 31, 2000                         903,807        $ 8.28
                                                      ========        ======

Weighted average value of options granted
   during the year (per share)                        $   0.33
                                                      ========

Information regarding options at December 31, 1999 is as follows:

                                                                     Weighted
                                                                      Average
                                                                     Exercise
                                                        Shares         Price
                                                      ---------      --------

Outstanding, January 1, 1999                           593,760        $ 7.42

   Granted (298,068 ISOs, 545,988 NQSOs)               307,500          8.63
   Exercised                                           (57,204)         4.08
   Expired                                                  --            --
                                                      --------        ------

Outstanding, December 31, 1999                         844,056        $ 8.03
                                                      ========        ======

Weighted average value of options granted
   during the year (per share)                        $   0.63
                                                      ========

The following table summarizes information about stock options outstanding at December 31, 2001:

      Exercise Price              Outstanding              Life (Yrs.)
      --------------              -----------              -----------

          $ 7.94                     110,362                    9
            8.13                     213,381                    7
            8.63                     264,705                    8
            8.94                       2,500                    1
            9.06                       3,438                    2
           10.00                      27,000                    1
           10.75                       6,250                    1
           11.25                       1,940                    1
           13.69                       6,250                    5
                                     -------                 ----
                                     635,826                  7.4
                                     =======                 ====

At December 31, 2001, 2000, and 1999 297,018, 341,013, and 162,389 options were vested and not exercised, respectively.

8.   COMPREHENSIVE INCOME

The Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Statement No. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. The Company at December 31, 2001 and 2000 held securities classified as available-for-sale. At December 31, 2001, the net unrealized gains totaled $38,169,285 and at December 31, 2000, the net unrealized losses totaled $13,044,259.

9.   LEASE COMMITMENTS

The Corporation has a noncancelable lease for office space, which commenced in April 1998 and expires in December 2007.

The Corporation's aggregate future minimum lease payments are as follows:

        2002                                100,515
        2003                                110,261
        2004                                113,279
        2005                                116,388
        2006                                119,590
        2007                                122,888
                                           --------

        Total remaining lease payments     $682,921
                                           ========

10.  RELATED PARTY TRANSACTION

     Included in "Other Assets" on the Balance sheet is an investment in Annaly International Money Management, Inc. On June 24, 1998, the Company acquired 99,960 nonvoting shares, at a cost of $49,980. The Company continues to report the investment at cost. The officers and directors of Annaly International Money Management Inc. are also officers and directors of the Company. Officers and employees of the Company are actively involved in managing mortgage-backed securities and other fixed income assets for institutional clients through Fixed Income Discount Advisory Company ("FIDAC"). FIDAC is a registered investment advisor, which 100% owned by the Chief Executive Officer of Annaly Mortgage Management, Inc. Our management currently allocates rent and other general and administrative expenses 90% to Annaly and 10% to FIDAC.

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

12.  SUBSEQUENT EVENT

The Company completed a secondary offering of 20,000,000 shares of company common stock on January 24, 2002. The aggregate net proceeds to the Company after deducting expenses are estimated to be $302.1 million. The underwriters exercised an option to purchase 3,000,000 additional shares of common stock to cover over-allotments on January 31, 2002, providing the Company with additional net proceeds of $45.4 million.

13.  SUMMARIZED QUARTERLY RESULTS (UNAUDITED)

The following is a presentation of the quarterly results of operations for the year ended December 31, 2001.

                                                            Quarters Ending
                                        ------------------------------------------------------
                                         March 31,      June 30,   September 30,  December 31,
                                           2001           2001         2001           2001

Interest income from Mortgage-
  Backed Securities and cash            $42,434,421   $64,789,651   $75,774,532   $80,059,128

Interest expense on repurchase
  agreements                             33,453,077    45,283,966    48,620,332    40,697,929
                                        -----------   -----------   -----------   -----------

           Net interest income            8,981,344    19,505,685    27,154,200    39,361,199

Gain on sale of
  Mortgage-Backed Securities                269,478       481,936     1,184,399     2,650,651

General and administrative
  expenses                                  920,549     1,392,778     1,993,431     3,004,450
                                        -----------   -----------   -----------   -----------

Net income                              $ 8,330,273   $18,594,843   $26,345,168   $39,007,400
                                        ===========   ===========   ===========   ===========

Net income per share:
  Basic                                       $0.38         $0.48         $0.58         $0.65
                                              =====         =====         =====         =====

  Dilutive                                    $0.37         $0.48         $0.57         $0.65
                                              =====         =====         =====         =====

Average number of shares outstanding:
  Basic                                  21,851,481    38,473,928    45,503,179    59,776,777
                                        ===========   ===========   ===========   ===========

  Dilutive                               22,535,210    39,054,488    45,959,693    60,155,994
                                        ===========   ===========   ===========   ===========

The following is a presentation of the quarterly results of operations for the year ended December 31, 2000.

                                                            Quarters Ending
                                        ------------------------------------------------------
                                         March 31,      June 30,   September 30,  December 31,
                                           2000           2000         2000           2000

Interest income from Mortgage-
  Backed Securities and cash            $24,616,782   $25,734,520   $28,239,125   $31,159,979

Interest expense on repurchase
  agreements                             19,292,954    21,453,016    24,779,096    27,376,631
                                        -----------   -----------   -----------   -----------

           Net interest income            5,323,828     4,281,504     3,460,029     3,783,348

Gain on sale of
  Mortgage-Backed Securities                106,853        64,774       872,949       980,629

General and administrative
  expenses                                  582,319       507,322       526,881       670,104
                                        -----------   -----------   -----------   -----------

Net income                              $ 4,848,362   $ 3,838,956   $ 3,806,097   $ 4,093,873
                                        ===========   ===========   ===========   ===========

Net income per share:
  Basic                                       $0.35         $0.27         $0.27         $0.28
                                              =====         =====         =====         =====

  Dilutive                                    $0.35         $0.26         $0.26         $0.28
                                              =====         =====         =====         =====
Average number of shares outstanding:
  Basic                                  13,660,539    14,039,741    14,238,680    14,413,578
                                        ===========   ===========   ===========   ===========

  Dilutive                               13,971,112    14,631,940    14,529,142    14,702,189
                                        ===========   ===========   ===========   ===========

                                  * * * * * *

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, State of New York.

                                         ANNALY MORTGAGE MANAGEMENT, INC.

Date:  March 28, 2002               By:  /s/ Michael A. J. Farrell

                                         Michael A. J. Farrell
                                         Chairman, Chief Executive Officer,
                                           and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



                 Signature                                        Title                                 Date


         /s/ KEVIN P. BRADY
         -------------------------------
             Kevin P. Brady                      Director                                          March 28, 2002


         /s/ SPENCER I. BROWNE
         -------------------------------
             Spencer Browne                      Director                                          March 28, 2002


         /s/ KATHRYN F. FAGAN
         -------------------------------
             Kathryn F. Fagan                    Chief Financial Officer and Treasurer
                                                 (principal financial and accounting officer)      March 28, 2002

         /s/ MICHAEL A.J. FARRELL
         -------------------------------
             Michael A. J. Farrell               Chairman of the Board, Chief Executive Officer,
                                                 President and Director (principal executive
                                                 officer)                                          March 28, 2002


         /s/ JONATHAN D. GREEN
         -------------------------------
             Jonathan D. Green                   Director                                          March 28, 2002


         /s/ JOHN A. LAMBIASE
         -------------------------------
             John A. Lambiase                    Director                                          March 28, 2002


         /s/ DONNELL A. SEGALAS
         -------------------------------
             Donnell A. Segalas                  Director                                          March 28, 2002


         /s/ WELLINGTON J. ST. CLAIRE
         -------------------------------
             Wellington J. St. Claire            Vice Chairman of the Board and Director           March 28, 2001

                                  EXHIBIT INDEX
                                                                   Sequentially
Exhibit                                                              Numbered
Number                     Exhibit Description                        Page

3.1       Articles of Incorporation of the Registrant
          (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-11 (Registration No.
          333-32913) filed with the Securities and Exchange
          Commission on August 5, 1997).

3.2 Articles of Amendment and Restatement of the Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-11 (Registration No. 333-32913) filed with the Securities and Exchange Commission on August 5,
          1997).

3.3 Bylaws of the Registrant, as amended (incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-11 (Registration No. 333-32913) filed with the Securities and Exchange Commission on August 5,
          1997).

4.1 Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to our Registration Statement on Form S-11 (Registration No. 333-32913) filed with the Securities and Exchange Commission on September 17, 1997.

10.1 Purchase Agreement, dated February 12, 1997, between the Registrant and Friedman, Billings, Ramsey & Co., Inc. ("FBR") (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-11 (Registration No. 333-32913), filed with the Securities and Exchange Commission on August 5, 1997).

10.2 Registration Rights Agreement, dated February 12, 1997, between the Registrant and FBR (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-11 (Registration No. 333-32913) filed with the Securities and Exchange Commission on August 5,
          1997).

10.3 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-11 (Registration No. 333-32913) filed with the Securities and Exchange Commission on August 5,
          1997).*

10.4 Form of Master Repurchase Agreement (incorporated by reference to Exhibit 10.7 to our Registration Statement on Form S-11 (Registration No. 333-32913) filed with the Securities and Exchange Commission on August 5,
          1997).

10.5 Form of Purchase Agreement, between the Registrant and the purchasers in the Direct Offering (incorporated by reference to Exhibit 10.8 to our Registration Statement on Form S-11 (Registration No. 333-32913) filed with the Securities and Exchange Commission on August 5,
          1997).

10.6 Amended and Restated Employment Agreement, effective as of May 1, 2001 between the Registrant and Michael A.J.
          Farrell (incorporated by reference to Exhibit 10.1 to our Form 10-Q/A for its quarterly period ended June 30, 2001 filed with the Securities and Exchange Commission on August 27, 2001).*

10.7 Amended and Restated Employment Agreement, effective as of May 1, 2001, between the Registrant and Wellington St. Claire (incorporated by reference to Exhibit 10.2 to our Form 10-Q/A for its quarterly period ended June 30, 2001 filed with the Securities and Exchange Commission on August 27, 2001).*

10.8 Amended and Restated Employment Agreement, effective as of May 1, 2001 between the Registrant and Kathryn F. Fagan (incorporated by reference to Exhibit 10.3 to our Form 10-Q/A for its quarterly period ended June 30, 2001 filed with the Securities and Exchange Commission on August 27, 2001).*

10.9 Amended and Restated Employment Agreement, effective as of May 1, 2001, between the Registrant and Jennifer A. Stephens (incorporated by reference to Exhibit 10.4 to our Form 10-Q/A for its quarterly period ended June 30, 2001 filed with the Securities and Exchange Commission on August 27, 2001).*

23.1      Consent of Independent Accountants.

* Exhibit Numbers 10.3 and 10-6-10.9 are management contracts or compensatory plans required to be filed as Exhibits to this Form 10-K.