Form 10-K/A
period 2001-12-31
ANNALY MORTGAGE MANAGEMENT INC
filed 2002-04-05
CIK 1043219

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                   (MARK ONE)

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2001

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM TO

                         COMMISSION FILE NUMBER: 1-13447

                        ANNALY MORTGAGE MANAGEMENT, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


          MARYLAND                                              22-3479661
(STATE OR OTHER JURISDICTION OF                             (I.R.S. EMPLOYER
INCORPORATION OF ORGANIZATION)                            IDENTIFICATION NUMBER)

          12 EAST 41ST STREET, SUITE 700
               NEW YORK, NEW YORK                              10017
       ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)

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

AT APRIL 2, 2002 THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT WAS $1,401,834,756.

THE NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING ON APRIL 2, 2002 WAS 82,888,874 SHARES.

                                EXPLANATORY NOTE

THIS FORM 10-K/A IS BEING FILED TO CORRECT THE TYPOGRAPHICAL ERROR IN THE DATE OF THE AUDITORS' REPORT CONTAINED IN THE AUDITORS' CONSENT FILED AS EXHIBIT 23.1 TO OUR FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001.

                                     PART IV

ITEM 14       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this report:

1.       Financial Statements.

2.       Schedules to Financial Statements:

         All financial statement schedules not included have been omitted because they are either inapplicable or the information required is provided in our Financial Statements and Notes thereto, included in Part II, Item 8, of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2002.

3.       Exhibits:


                                  EXHIBIT INDEX

Exhibit       Exhibit Description
Number
3.1 Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-11 (Registration No. 333-32913) filed with the Securities and Exchange Commission on August 5,
     1997).

3.2 Articles of Amendment and Restatement of the Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-11 (Registration No. 333-32913) filed with the Securities and Exchange Commission on August 5, 1997).

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

10.7 Amended and Restated Employment Agreement, effective as of May 1, 2001, between the Registrant and Wellington St. Claire (incorporated by reference to Exhibit 10.2 to our Form 10-Q/A for its quarterly period ended June 30, 2001 filed with the Securities and Exchange Commission on August 27,
     2001).*

10.8 Amended and Restated Employment Agreement, effective as of May 1, 2001, between the Registrant and Kathryn F. Fagan (incorporated by reference to Exhibit 10.3 to our Form 10-Q/A for its quarterly period ended June 30, 2001 filed with the Securities and Exchange Commission on August 27,
     2001).*

10.9 Amended and Restated Employment Agreement, effective as of May 1, 2001, between the Registrant and Jennifer A. Stephens (incorporated by reference to Exhibit 10.4 to our Form 10-Q/A for its quarterly period ended June 30, 2001 filed with the Securities and Exchange Commission on August 27,
     2001).*

23.1 Consent of Independent Accountants.

*Exhibit Numbers 10.3 and 10.6 - 10.9 are management contracts or compensatory plans required to be filed as Exhibits to our Form 10-K.

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

      o We filed a Form 8-K on December 4, 2001 with respect to the resignation of Timothy J. Guba as President, Chief Operating Officer, and a member of our board of directors effective December 31, 2001.

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

                               ANNALY MORTGAGE MANAGEMENT, INC.

Date:  April 5, 2002           By: /s/ Kathryn F. Fagan
                               Kathryn F. Fagan
                               Chief Financial Officer and Treasurer
                               (principal financial and accounting officer)

                                  EXHIBIT INDEX

Exhibit       Exhibit Description
Number
3.1 Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-11 (Registration No. 333-32913) filed with the Securities and Exchange Commission on August 5,
     1997).

3.2 Articles of Amendment and Restatement of the Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-11 (Registration No. 333-32913) filed with the Securities and Exchange Commission on August 5, 1997).

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

10.6 Amended and Restated Employment Agreement, effective as of May 1, 2001 between the Registrant and Michael A.J. Farrell (incorporated by reference to Exhibit 10.1 to our Form 10-Q/A for its quarterly period ended June 30, 2001 filed with the Securities and Exchange Commission on August 27,
     2001).*

10.7 Amended and Restated Employment Agreement, effective as of May 1, 2001, between the Registrant and Wellington St. Claire (incorporated by reference to Exhibit 10.2 to our Form 10-Q/A for its quarterly period ended June 30, 2001 filed with the Securities and Exchange Commission on August 27,
     2001).*

10.8 Amended and Restated Employment Agreement, effective as of May 1, 2001, between the Registrant and Kathryn F. Fagan (incorporated by reference to Exhibit 10.3 to our Form 10-Q/A for its quarterly period ended June 30, 2001 filed with the Securities and Exchange Commission on August 27,
     2001).*

10.9 Amended and Restated Employment Agreement, effective as of May 1, 2001, between the Registrant and Jennifer A. Stephens (incorporated by reference to Exhibit 10.4 to our Form 10-Q/A for its quarterly period ended June 30, 2001 filed with the Securities and Exchange Commission on August 27,
     2001).*

23.1 Consent of Independent Accountants.

* Exhibit Numbers 10.3 and 10-6-10.9 are management contracts or compensatory plans required to be filed as Exhibits to our Form 10-K.