Form 10-Q
period 2002-03-31
ANNALY MORTGAGE MANAGEMENT INC
filed 2002-05-13
CIK 1043219

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2002

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

                                  Yes X   No
                                     ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the last practicable date:

             Class                             Outstanding at May 13, 2002
Common Stock, $.01 par value                             82,906,649

                        Annaly Mortgage Management, Inc.

                                    FORM 10-Q


                                      INDEX


Part I.     FINANCIAL INFORMATION

 Item 1.     Financial Statements:

   Statements of Financial Condition- March 31, 2002 (Unaudited)
     and December 31, 2001                                                1

   Statements of Operations (Unaudited) for the quarters
     ended March 31, 2002 and 2001                                        2

   Statements of Stockholders' Equity (Unaudited) for the
     quarter ended March 31, 2002                                         3

   Statements of Cash Flows (Unaudited) for the quarters
     ended March 31, 2002 and 2001                                        4

   Notes to Financial Statements (Unaudited)                           5-10

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                           11-20

Item 3. Quantitative and Qualitative Disclosure about Market Risk     21-22

PART II.     OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                             23

SIGNATURES                                                               24


                        ANNALY MORTGAGE MANAGEMENT, INC.
                        STATEMENTS OF FINANCIAL CONDITION


                                                                              MARCH 31, 2002                 DECEMBER 31,
                                                                               (UNAUDITED)                       2001
                                                                          -----------------------       ------------------------


                                 ASSETS

Cash and cash equivalents                                                           $    487,087                    $   429,247
Mortgage-Backed Securities, at fair value                                         10,206,227,634                  7,575,379,313
Receivable for Mortgage-Backed Securities sold                                          -                            94,502,807
Accrued interest receivable                                                           51,301,847                     46,803,644
Other assets                                                                             394,316                        198,888

                                                                          -----------------------       ------------------------
Total assets                                                                     $10,258,410,884                 $7,717,313,899
                                                                          =======================       ========================

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Repurchase agreements                                                          $ 8,339,380,265                 $6,367,710,186
  Payable for Mortgage-Backed Securities purchased                                   833,394,872                    627,063,523
  Accrued interest payable                                                            21,456,101                     16,043,004
  Dividends payable                                                                   52,222,875                     35,896,185
  Other liabilities                                                                    1,947,084                      2,009,533
  Accounts payable                                                                     1,322,008                      1,234,463

                                                                          -----------------------       ------------------------
Total liabilities                                                                  9,249,723,205                  7,049,956,894
                                                                          -----------------------       ------------------------

Stockholders' Equity:
  Common stock: par value $.01 per share; 100,000,000
    Authorized, 82,882,683 and 59,826,975 shares issued
    and outstanding, respectively                                                        828,827                        598,270
  Additional paid-in capital                                                         971,932,977                    623,985,662
  Accumulated other comprehensive gain                                                30,501,985                     38,169,285
  Retained earnings                                                                    5,423,890                      4,603,788

                                                                          -----------------------       ------------------------
Total stockholders' equity                                                         1,008,687,679                    667,357,005
                                                                          -----------------------       ------------------------

Total liabilities and stockholders' equity                                       $10,258,410,884                 $7,717,313,899
                                                                          =======================       ========================


See notes to financial statements.


                         ANNALY MORTGAGE MANAGEMENT, INC
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                For the Quarter        For the Quarter Ended
                                                                                Ended March 31,              March 31,
                                                                                      2002                      2001
                                                                              ---------------------    -----------------------
        INTEREST INCOME:
          Mortgage-Backed Securities                                                   $92,899,519                $42,434,421

        INTEREST EXPENSE:
          Repurchase agreements                                                         40,011,880                 33,453,077
                                                                              ---------------------    -----------------------

        NET INTEREST INCOME                                                             52,887,639                  8,981,344

        GAIN ON SALE OF MORTGAGE-BACKED SECURITIES                                       3,410,245                    269,478

        GENERAL AND ADMINISTRATIVE EXPENSES                                              3,254,907                    920,549
                                                                              ---------------------    -----------------------

        NET INCOME                                                                      53,042,977                  8,330,273
                                                                              ---------------------    -----------------------

        OTHER COMPREHENSIVE INCOME:
          Unrealized gain (loss) on available-for-sale securities                      (4,257,055)                 16,464,619
          Less:  reclassification adjustment for net gains                             (3,410,245)                  (269,478)
             included in net income
                                                                              ---------------------    -----------------------
          Other comprehensive gain (loss)                                              (7,667,300)                 16,195,141
                                                                              ---------------------    -----------------------

        COMPREHENSIVE INCOME                                                           $45,375,677                $24,525,414
                                                                              =====================    =======================

        NET INCOME PER SHARE:
          Basic                                                                              $0.69                      $0.38
                                                                              =====================    =======================

          Diluted                                                                            $0.69                      $0.37
                                                                              =====================    =======================

        AVERAGE NUMBER OF SHARES OUTSTANDING:
          Basic                                                                         76,709,836                 21,851,481
                                                                              =====================    =======================

          Diluted                                                                       77,017,431                 22,535,210
                                                                              =====================    =======================


        See notes to financial statements.


                        ANNALY MORTGAGE MANAGEMENT, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                      FOR THE QUARTER ENDED MARCH 31, 2002
                                   (UNAUDITED)

                                            Common        Additional                                       Other
                                            Stock          Paid-In     Comprehensive      Retained   Comprehensive
                                          Par Value        Capital         Income         Earnings       Income          Total
                                         ----------- ---------------- -------------- -------------- -------------- ---------------

BALANCE, DECEMBER 31, 2001                 $598,270     $623,985,662                    $4,603,788    $38,169,285    $667,257,005

  Net Income                                                            $53,042,977     53,042,977
  Other comprehensive income:
    Unrealized net loss on securities,
      net of reclassification adjustment                                (7,667,300)                   (7,667,300)
                                                                      --------------
  Comprehensive income                                                  $45,375,677                                    45,375,677
                                                                      ==============
  Exercise of stock options                     220          281,830                                                      282,050
  Proceeds from direct purchase                 337          558,822                                                      559,159
  Proceeds from secondary offering          230,000      347,106,663                                                  347,336,663
  Dividends declared for the quarter
    ended March 31, 2002,
    $0.63 per average share                                                           (52,222,875)                   (52,222,875)

                                         ----------- ----------------                -------------- -------------- ---------------
BALANCE, MARCH 31, 2002                    $828,827     $971,932,977                    $5,423,890    $30,501,985  $1,008,687,679
                                         =========== ================                ============== ============== ===============


See notes to financial statements.


                         ANNALY MORTGAGE MANAGEMENT, INC
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      For the Quarter Ended       For the Quarter Ended
                                                                           March 31,                    March 31,
                                                                              2002                        2001
                                                                    -------------------------    ------------------------
Cash flows from operating activities:
  Net income                                                                     $53,042,977                  $8,330,273
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Amortization of mortgage premiums and discounts, net                        17,891,420                   2,213,482
      Gain on sale of Mortgage-Backed Securities                                 (3,410,245)                   (269,478)
      Stock option expense                                                            62,050                      -
      Market value adjustment on long-term repurchase agreement                       36,630                      -
      Increase in accrued interest receivable                                    (4,498,203)                (10,602,509)
      Increase in other assets                                                     (195,428)                    (62,941)
      Increase in accrued interest payable                                         5,413,097                   6,380,270
      Increase in accounts payable                                                    87,545                     295,660

                                                                    -------------------------    ------------------------
          Net cash provided by operating activities                               68,429,843                   6,284,757
                                                                    -------------------------    ------------------------

Cash flows from investing activities:
    Purchase of Mortgage-Backed Securities                                   (3,838,615,668)             (1,838,388,423)
    Proceeds from sale of Mortgage-Backed Securities                             393,462,275                 151,888,090
    Principal payments of Mortgage-Backed Securities                           1,092,990,753                  94,409,723

                                                                    -------------------------    ------------------------
          Net cash used in investing activities                              (2,352,162,640)             (1,592,090,610)
                                                                    -------------------------    ------------------------

Cash flows from financing activities:
  Proceeds from repurchase agreements                                         19,827,609,000               7,026,473,527
  Principal payments on repurchase agreements                               (17,856,038,000)             (5,536,532,527)
  Proceeds from exercise of stock options                                            220,000                     114,232
  Proceeds from direct purchase                                                      559,159                      27,627
  Net proceeds from offerings                                                    347,336,663                  99,283,861
  Dividends paid                                                                (35,896,185)                 (3,630,745)

                                                                    -------------------------    ------------------------
          Net cash provided by financing activities                            2,283,790,637               1,585,735,975
                                                                    -------------------------    ------------------------

Net increase (decrease) in cash and cash equivalents                                  57,840                    (69,878)

Cash and cash equivalents, beginning of period                                       429,247                     113,061

                                                                    -------------------------    ------------------------
Cash and cash equivalents, end of period                                            $487,087                     $43,183
                                                                    =========================    ========================

Supplemental disclosure of cash flow information:
  Interest paid                                                                  $34,598,783                 $27,072,806
                                                                    =========================    ========================

Noncash financing activities:
  Net change in unrealized gain (loss) on available-for-sale
     securities                                                                 ($7,667,300)                 $16,195,141
                                                                    =========================    ========================

  Dividends declared, not yet paid                                               $52,222,875                  $7,710,437
                                                                    =========================    ========================


See notes to financial statements.

ANNALY MORTGAGE MANAGEMENT, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE QUARTERS ENDED MARCH 31, 2002 AND 2001
(UNAUDITED)
--------------------------------------------------------------------------------

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

         A summary of the Company's significant accounting policies follows:

         Basis of Presentation - The accompanying unaudited financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP"). The interim financial statements for the three month period are unaudited; however, in the opinion of the Company's management, all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results of operations have been included. These unaudited financials statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on form 10-K for the year ended December 31, 2001. The nature of the Company's business is such that the results of any interim period are not necessarily indicative of results for a full year.

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

         Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires the Company to classify its investments as either trading investments, available-for-sale investments or held-to-maturity investments. Although the Company generally intends to hold most of its Mortgage-Backed Securities until maturity, it may, from time to time, sell any of its Mortgage-Backed Securities as part of its overall management of its statement of financial condition. Accordingly, this flexibility requires the Company to classify all of its Mortgage-Backed Securities as available-for-sale. All assets classified as available-for-sale are reported at fair value, based on market prices provided by certain dealers who make markets in these financial instruments, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity.

         Unrealized losses on Mortgage-Backed Securities that are considered other than temporary, as measured by the amount of decline in fair value attributable to factors other than temporary, are recognized in income and the cost basis of the Mortgage-Backed Securities is adjusted. There were no such adjustments for the quarters ended March 31, 2002 and 2001.

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

         Credit Risk - At March 31, 2002 and December 31, 2001, the Company has limited its exposure to credit losses on its portfolio of Mortgage-Backed Securities by only purchasing securities issued by Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA"), or Government National Mortgage Association ("GNMA"). The payment of principal and interest on the FHLMC and FNMA Mortgage-Backed Securities are guaranteed by those respective agencies and the payment of principal and interest on the GNMA Mortgage-Backed Securities are backed by the full-faith-and-credit of the U.S. government. At March 31, 2002 and December 31, 2001 all of the Company's Mortgage-Backed Securities have an actual or implied "AAA" rating.

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

         Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Recent Accounting Pronouncements - The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date for FASB Statement No. 133, and No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, and as interpreted by the FASB and the Derivatives Implementation Group through Statement No. 133, Implementation Issues, as of January 1, 2000. As of January 1, 2001, the Company had not entered into any derivative agreements; therefore, there were no transition adjustments.

2.    MORTGAGE-BACKED SECURITIES

         The following table pertains to the Company's Mortgage-Backed Securities classified as available-for-sale as of March 31, 2002, which are carried at their fair value:

                                   Federal Home Loan        Federal National         Government
                                         Mortgage                Mortgage        National Mortgage  Total Mortgage-Backed
                                       Corporation              Association         Association          Securities
                                 ---------------------- --------------------- --------------------- ---------------------
Mortgage-Backed
  Securities, gross                     $5,026,674,061        $4,807,001,559          $149,002,034        $9,982,677,654

Unamortized discount                       (1,327,993)             (527,474)              (27,647)           (1,883,114)
Unamortized premium                         93,723,762            98,965,350             2,241,997           194,931,109
                                 ---------------------- --------------------- --------------------- ---------------------

Amortized cost                           5,119,069,830         4,905,439,435           151,216,384        10,175,725,649

Gross unrealized gains                      26,050,091            20,557,732               285,807            46,893,630
Gross unrealized losses                    (8,019,761)           (8,131,713)             (240,171)          (16,391,645)
                                 ---------------------- --------------------- --------------------- ---------------------

Estimated fair value                    $5,137,100,160        $4,917,865,454          $151,262,020       $10,206,227,634
                                 ====================== ===================== ===================== =====================

                                                        Gross Unrealized Gain Gross Unrealized Loss  Estimated Fair Value
                                     Amortized Cost
                                 ---------------------- --------------------- --------------------- ---------------------
Adjustable rate                         $7,380,125,948           $32,199,398         ($11,293,244)        $7,401,032,102

Fixed rate                               2,795,599,701            14,694,232           (5,098,401)         2,805,195,532
                                 ---------------------- --------------------- --------------------- ---------------------

Total                                  $10,175,725,649           $46,893,630           $16,391,645       $10,206,227,634
                                 ====================== ===================== ===================== =====================

         The following table pertains to the Company's Mortgage-Backed Securities classified as available-for-sale as of December 31, 2001, which are carried at their fair value:

                                     Federal Home Loan    Federal National           Government
                                          Mortgage             Mortgage          National Mortgage  Total Mortgage-Backed
                                         Corporation         Association             Association          Securities
                                 ---------------------- --------------------- --------------------- ---------------------
Mortgage-Backed
  Securities, gross                    $ 4,426,194,568       $ 2,894,026,227          $ 79,719,749        $7,399,940,544

Unamortized discount                       (1,345,955)             (755,106)                     -           (2,101,061)
Unamortized premium                         83,775,464            54,118,304             1,476,777           139,370,545
                                 ---------------------- --------------------- --------------------- ---------------------
Amortized cost                           4,508,624,077         2,947,389,425            81,196,526         7,537,210,028

Gross unrealized gains                      32,636,111            21,223,896                75,100            53,935,107
Gross unrealized losses                    (7,985,994)           (7,313,534)             (466,294)          (15,765,822)
                                 ---------------------- --------------------- --------------------- ---------------------

Estimated fair value                   $ 4,533,274,194       $ 2,961,299,787          $ 80,805,332        $7,575,379,313
                                 ====================== ===================== ===================== =====================

                                      Amortized Cost    Gross Unrealized Gain Gross Unrealized Loss  Estimated Fair Value
                                 ---------------------- --------------------- --------------------- ---------------------
Adjustable rate                        $ 5,908,236,449          $ 44,469,272        $ (10,049,070)        $5,942,656,651

Fixed rate                               1,628,973,579             9,465,834           (5,716,751)         1,632,722,662
                                 ---------------------- --------------------- --------------------- ---------------------

Total                                  $ 7,537,210,028          $ 53,935,106        $ (15,765,821)        $7,575,379,313
                                 ====================== ===================== ===================== =====================


         The adjustable rate Mortgage-Backed Securities are limited by periodic caps (generally interest rate adjustments are limited to no more than 1% every six months) and lifetime caps. The weighted average lifetime cap was 10.7% at March 31, 2002 and 11.5% at December 31, 2001.

         During the quarter ended March 31, 2002, the Company realized $3,410,245 in gains from sales of Mortgage-Backed Securities. During the quarter ended March 31, 2001, the Company realized $269,478 in gains from sales of Mortgage-Backed Securities.

3.    REPURCHASE AGREEMENTS

         The Company had outstanding $8,339,380,265 and $6,367,710,186 of repurchase agreements with a weighted average borrowing rate of 2.15% and 2.18% and a weighted average remaining maturity of 150 days and 85 days as of March 31, 2002 and December 31, 2001, respectively.

         At March 31, 2002 and December 31, 2001, the repurchase agreements had the following remaining maturities:


                     March 31, 2002            December 31, 2001
                ------------------------- ---------------------------

Within 30 days            $6,276,286,000              $5,380,006,000
30 to 59 days                899,024,000                 206,947,000
60 to 89 days                   -                         66,202,000
90 to 119 days                  -
                                                          65,037,000
Over 120 days              1,164,070,265                 649,518,186
                ------------------------- ---------------------------

Total                     $8,339,380,265              $6,367,710,186
                ========================= ===========================

4.       OTHER LIABILITIES

         In July 2001, the Company entered into a repurchase agreement maturing in July 2004 which grants the buyer the right to extend the agreement, in whole or in part, in three-month increments up to July 2006. The repurchase agreement has a principal value of $100,000,000. The Company accounts for the extension option as a separate interest rate floor liability carried at fair value. The initial fair value of $1,205,458 allocated to the interest rate floor resulted in a similar discount on the repurchase agreement borrowings that is being amortized over the initial term of 3 years using the effective yield method. At March 31, 2002, the fair value of this interest rate floor was a $1,947,084 and was classified as other liabilities. The aggregate charge of $741,626 is included in interest expense as of March 31, 2002.

5.    COMMON STOCK

         During the quarter ended March 31, 2002, 22,000 options were exercised under the long-term compensation plan at $282,050. Also, 33,708 shares were purchased in the dividend reinvestment and direct purchase program at $559,159. An offering for 23,000,000 shares was completed during the quarter for approximate net proceeds of $347.3 million. During the quarter ending March 31, 2002, the Company declared dividends to shareholders totaling $52,222,875 or $0.63 per share, which was paid on April 29, 2002.

         During the year ended December 31, 2001, 274,231 options were exercised at $2,974,666. Total shares exchanged upon exercise of the stock options were 41,620 at a value of $588,068. Also, 10,856 shares were purchased in the dividend reinvestment and share purchase plan, totaling $142,456. The Company completed an offering of common stock in the third quarter issuing 14,991,600 shares, with aggregate net proceeds of $179.6 million. An offering of common stock during the second quarter of 2001 was completed issuing 18,918,500 shares, with aggregate net proceeds of $195.3 million. Additional offerings for 11,150,000 shares were completed during the first quarter of 2001 for aggregate net proceeds of $99.3 million. During the year ended December 31, 2001, the Company declared dividends to shareholders totaling $88,370,451, or $1.75 per share, of which $52,474,266 was paid during the year and $35,896,185 was paid on January 30, 2002.

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

          For the quarter ended March 31, 2002, the reconciliation is as follows:

                                                         For the Quarter Ended March 31, 2002
                                       ------------------------------------------------------------------------
                                                Income           Shares (Denominator)          Per-Share
                                             (Numerator)                                        Amount
Net income                                        $53,042,977
                                       -----------------------

Basic earnings per share                          $53,042,977              76,709,836                    $0.69
                                                                                       ========================

Effect of dilutive securities:
  Dilutive stock options                                                      307,595

                                       ----------------------- -----------------------
  Diluted earnings per share                      $53,042,977              77,017,431                    $0.69
                                       ======================= ======================= ========================

         Options to purchase 600,352 shares were outstanding during the quarter and were dilutive as the exercise price of between $7.94 and $13.69 was less than the average stock price for the quarter of $16.58.

         For the quarter ended March 31, 2001, the reconciliation is as follows:

                                                         For the Quarter Ended March 31, 2001
                                       ------------------------------------------------------------------------
                                                Income           Shares (Denominator)          Per-Share
                                             (Numerator)                                        Amount
Net income                                         $8,330,273
                                       -----------------------

Basic earnings per share                            8,330,273              21,851,481                    $0.38
                                                                                       ========================

Effect of dilutive securities:                                                683,729
  Dilutive stock options

                                       ----------------------- -----------------------
  Diluted earnings per share                       $8,330,273              22,513,210                    $0.37
                                       ======================= ======================= ========================

         Options to purchase 868,296 shares were outstanding during the quarter and were dilutive as the exercise price of between $4.00 and $10.00 was less than the average stock price for the quarter of $10.64. Options to purchase 10,084 shares of stock were outstanding and not considered dilutive. The exercise price of between $10.75 and $11.25 was greater than the average stock price for the quarter of $10.64.

7.    COMPREHENSIVE INCOME

         The Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Statement No. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. The Company at March 31, 2002 and December 31, 2001 held securities classified as available-for-sale. At March 31, 2002, the net unrealized gain totaled $30,501,985 and at December 31, 2001, the net unrealized gains totaled $38,169,285.

8.    LEASE COMMITMENTS

         The Corporation has a noncancelable lease for office space, which commenced in April 1998 and expires in December 2007.

         The Corporation's aggregate future minimum lease payments are as follows:

         2002                                                       $100,515
         2003                                                        110,261
         2004                                                        113,279
         2005                                                        116,388
         2006                                                        119,590
         2007                                                        122,888

                                                                -------------
         Total remaining lease payments                             $682,921
                                                                =============

9.        RELATED PARTY TRANSACTION

         Included in "Other Assets" on the Balance sheet is an investment in Annaly International Money Management, Inc. On June 24, 1998, the Company acquired 99,960 nonvoting shares, at a cost of $49,980. The Company continues to report the investment at cost. The officers and directors of Annaly International Money Management Inc. are also officers and directors of the Company. Officers and employees of the Company are actively involved in managing Mortgage-Backed Securities and other fixed income assets for institutional clients through Fixed Income Discount Advisory Company ("FIDAC"). FIDAC is a registered investment adviser, which is owned 100% by the Chief Executive Officer of Annaly Mortgage Management,
Inc. Our management currently allocates rent and other general and administrative expenses 90% to Annaly and 10% to FIDAC.

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

11.      SUBSEQUENT EVENT

     The Company entered into a lease agreement in April 2002. The Company expects that the existing lease will be terminated without penalty. The new lease payments are $41,652.83 per month from June 2002 through January 2006 and $44,384.17 per month from February 2006 through December 2009.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         Annaly Mortgage Management, Inc. ("we" or "us") are a real estate investment trust that owns and manages a portfolio of Mortgage-Backed Securities. Our principal business objective is to generate net income for distribution to our stockholders from the spread between the interest income on our Mortgage-Backed Securities and the costs of borrowing to finance our acquisition of Mortgage-Backed Securities.

Special Note Regarding Forward-Looking Statements

         Certain statements contained in this quarterly report, and certain statements contained in our future filings with the Securities and Exchange Commission (the "SEC" or the "Commission"), in our press releases or in our other public or shareholder communications may not be, based on historical facts and are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements which are based on various assumptions, (some of which are beyond our control) may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as "may," "will," "believe," "expect," "anticipate," "continue," or similar terms or variations on those terms, or the negative of those terms. Actual results could differ materially from those set forth in forward-looking statements due to a variety of factors, including, but not limited to, changes in interest rates, changes in yield curve, changes in prepayment rates, the availability of mortgage backed securities for purchase, the availability of financing and, if available, the terms of any financing. For a discussion of the risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, see our 2001 Form 10-K. We do not undertake, and specifically disclaim any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Results of Operations: For the Quarters Ended March 31, 2002 and 2001

         Net Income Summary

         For the quarter ended March 31, 2002, our GAAP net income was $53.0 million, or $0.69 basic earnings per average share, as compared to $8.3 million, or $0.38 basic earnings per average share, for the quarter ended March 31, 2001. We compute our GAAP net income per share by dividing net income by the weighted average number of shares of outstanding common stock during the period, which was 76,709,836 for the quarter ended March 31, 2002 and 21,851,481 for the quarter ended March 31, 2001. Dividends per shares outstanding for the quarter ended March 31, 2002 was $0.63 per share, or $52.2 million in total. Dividends per weighted average number of shares outstanding for the quarter ended March 31, 2001 was $0.30 per share, or $7.7 million in total. Our return on average equity was 25.32% for the quarter ended March 31, 2002 and 17.20% for the quarter ended March 31, 2001.

                                                               Net Income Summary
                                                               ------------------
                                             (dollars in the thousands, except for per share data)
                                             -----------------------------------------------------

                                                                        Quarter ended                      Quarter ended
                                                                       March 31, 2002                     March 31, 2001
                                                                  --------------------------         --------------------------

         Interest Income                                                            $92,990                            $42,434
         Interest Expense                                                            40,012                             33,453
                                                                  --------------------------         --------------------------
         Net Interest Income                                                         52,888                              8,981
         Gain on Sale of Mortgage-Backed Securities                                   3,410                                269
         General and Administrative Expenses                                          3,255                                920
                                                                  --------------------------         --------------------------
         Net Income                                                                 $53,043                             $8,330
                                                                  ==========================         ==========================



         Average Number of Basic Shares Outstanding                              76,709,836                         21,851,481
         Average Number of Diluted Shares Outstanding                            77,017,431                         22,513,210

         Basic Net Income Per Share                                                   $0.69                              $0.38
         Diluted Net Income Per Share                                                 $0.69                              $0.37

         Average Total Assets                                                    $8,987,862                         $2,779,055
         Average Equity                                                            $838,022                           $193,763

         Annualized Return on Average Assets                                          2.36%                              1.20%
         Annualized Return on Average Equity                                         25.32%                             17.20%

         Interest Income and Average Earning Asset Yield

         We had average earning assets of $7.6 billion and $2.5 billion for the quarters ended March 31, 2002 and 2001, respectively. Our primary source of income for the quarters ended March 31, 2002 and 2001 was interest income. A portion of our income was generated by gains on the sales of our Mortgage-Backed Securities. Our interest income was $92.9 million for the quarter ended March 31, 2002 and $42.4 million for the quarter ended March 31, 2001. Our yield on average earning assets was 4.88% and 6.78% for the same respective periods. Our average earning asset balance increased by $5.1 billion and interest income increased by $50.5 million for the quarter ended March 31, 2002 as compared to the quarter ended March 31, 2001, due to the substantial increase in the asset base resulting from the inflow of capital in the first quarter offerings. The table below shows our average balance of cash equivalents and Mortgage-Backed Securities, the yields we earned on each type of earning asset, our yield on average earning assets and our interest income for the quarter ended March 31, 2002, the year ended December 31, 2001 and the four quarters in 2001.


                           Average Earning Asset Yield

                                                                                        Yield on     Yield on
                                                    Average                  Yield on     Average     Average
                                         Average    Mortgage-    Average      Average    Mortgage-   Interest
                                           Cash      Backed      Earning       Cash        Backed     Earning   Interest
                                       Equivalents Securities    Assets    Equivalents Securities     Assets     Income
                                       ----------- ----------    -------   ----------- ----------     -------   --------
                                                                           (dollars in
                                                                            thousands)

For  the Quarter Ended March 31, 2002       $2     $7,610,006  $7,610,008    1.29%        4.88%        4.88%     $92,900
--------------------------------------------------------------------------------------------------------------------------
For the Year Ended December 31, 2001        $2     $4,682,778  $4,682,780    3.25%        5.62%        5.62%    $263,058
For the Quarter Ended December 31, 2001     $2     $6,708,928  $6,708,930    1.56%        4.77%        4.77%     $80,060
For the Quarter Ended September 30, 2001    $2     $5,263,231  $5,263,233    2.77%        5.76%        5.76%     $75,774
For the Quarter Ended June 30, 2001         $2     $4,256,864  $4,256,866    3.72%        6.09%        6.09%     $64,790
For the Quarter Ended March 31, 2001        $2     $2,502,088  $2,502,090    4.93%        6.78%        6.78%     $42,434

         The constant prepayment rate ("CPR") on our Mortgage-Backed Securities for the quarter ended March 31, 2002 was 29% and for the quarter ended March 31, 2001 was 20%. CPR is an assumed rate of prepayment for our Mortgage-Backed Securities, expressed as an annual rate of prepayment relative to the outstanding principal balance of our Mortgage-Backed Securities. CPR does not purport to be either a historical description of the prepayment experience of our Mortgage-Backed Securities or a prediction of the anticipated rate of prepayment of our Mortgage-Backed Securities.

         Principal prepayments had a negative effect on our earning asset yield for the quarters ended March 31, 2002 and 2001 because we adjust our rates of premium amortization and discount accretion monthly based upon the effective yield method, which takes into consideration changes in prepayment speeds.

         Interest Expense and the Cost of Funds

         We anticipate that our largest expense will be the cost of borrowed funds. We had average borrowed funds of $7.2 billion and total interest expense of $40.0 million for the quarter ended March 31, 2002. We had average borrowed funds of $2.4 billion and total interest expense of $33.5 million for the quarter ended March 31, 2001. Our average cost of funds was 2.23% for the quarter ended March 31, 2002 and 5.68% for the quarter ended March 31, 2001. The cost of funds rate decreased 3.45% and the average borrowed funds increased by $4.8 billion for the quarter ended March 31, 2002 when compared to the quarter ended March 31, 2001. Interest expense for the quarter increased 20% due to the large increase in the average repurchase balance, resulting from deployment of the Company's strategy after the capital raise in January of 2002.

         With our current asset/liability management strategy, changes in our cost of funds are expected to be closely correlated with changes in short-term LIBOR, although we have choosen to extend the maturity of our liabilities. Our average cost of funds was 0.38% above average one-month LIBOR and 0.17% above average six-month LIBOR for the quarter ended March 31, 2002. Our average cost of funds was 0.17% above average one-month LIBOR and 0.50% above average six-month LIBOR for the quarter ended March 31, 2001.

         The table below shows our average borrowed funds and average cost of funds as compared to average one-month and average six-month LIBOR for the quarter ended March 31, 2002, the year ended December 31, 2001 and the four quarters in 2001.

                              Average Cost of Funds

                                                                              Average
                                                                             One-Month   Average Cost   Average Cost
                                                                               LIBOR       of Funds       of Funds
                                                                            Relative to   Relative to   Relative to
                         Average              Average   Average   Average     Average       Average       Average
                         Borrowed   Interest  Cost of   One-Month Six-Month  Six-Month     One-Month     Six-Month
                           Funds    Expense    Funds     LIBOR     LIBOR       LIBOR         LIBOR         LIBOR
                                               (dollars in thousands)
For the Quarter Ended
  March 31, 2002         $7,192,222 $40,012    2.23%     1.85%     2.06%      (0.21%)        0.38%         0.17%
----------------------------------------------------------------------------------------------------------------------
For the Year Ended
  December 31, 2001      $4,388,900 $168,055   3.83%     3.88%     3.73%       0.15%        (0.05%)        0.10%
For the Quarter Ended
   December 31, 2001     $6,166,998 $40,698    2.64%     2.20%     2.16%       0.04%         0.44%         0.48%
For the Quarter Ended
   September 30, 2001    $4,997,922 $48,620    3.89%     3.55%     3.47%       0.08%         0.34%         0.42%
For the Quarter Ended
  June 30, 2001          $4,035,022 $45,254    4.49%     4.27%     4.12%       0.15%         0.22%         0.37%
For the Quarter Ended
  March 31, 2001         $2,355,658 $33,453    5.68%     5.51%     5.18%       0.33%         0.17%         0.50%

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

         Net Interest Income

         Our net interest income, which equals interest income less interest expense, totaled $52.9 million for the quarter ended March 31, 2002 and $9.0 million for the quarter ended March 31, 2001. Our net interest income increased because of the increased asset size of the company and the increase in the interest rate spread. Our net interest spread, which equals the yield on our average assets for the period less the average cost of funds for the period, was 2.65% for the quarter ended March 31, 2002 as compared to 1.10% for the quarter ended March 31, 2001. This 155 basis point increase in spread income is reflected in the increase in net interest income.

         The table below shows our interest income by earning asset type, average earning assets by type, total interest income, interest expense, average repurchase agreements, average cost of funds, and net interest income for the quarter ended March 31, 2002, the year ended December 31, 2001, and the four quarters in 2001.

                            GAAP Net Interest Income


                          Average    Interest                           Yield on     Average
                         Mortgage-   Income on                          Average    Balance of          Average   Net
                          Backed     Mortgage-    Average      Total    Interest   Repurchase Interest Cost of Interest
                         Securities   Backed        Cash     Interest   Earning   Agreements  Expense   Funds  Income
                           Held     Securities  Equivalents   Income     Assets
                        ----------- ---------- ------------ ---------  ---------- ----------- -------- ------- -------
                                                 (dollars in thousands)

  For the Quarter
  Ended
  March 31, 2002        $7,610,006   $92,900        $2       $92,900     4.88%   $7,192,222  $40,012   2.23%   $52,888
  --------------------------------------------------------------------------------------------------------------------
  For the Year Ended
    December 31,
    2001                $4,682,778   $263,058       $2       $263,058    5.62%   $4,388,900  $168,055  3.83%   $95,003
  For the Quarter
    Ended December 31,
    2001                $6,708,928   $80,060        $2       $80,060     4.77%   $6,166,998  $40,698   2.64%   $39,361
  For the Quarter
    Ended September 30,
    2001                $5,263,231   $75,774        $2       $75,774     5.76%   $4,997,922  $48,620   3.89%   $27,154
  For the Quarter
    Ended June 30,
    2001                $4,256,864   $64,790        $2       $64,790     6.09%   $4,035,022  $45,284   4.49%   $19,506
  For the Quarter
    Ended March 31,
    2001                $2,502,088   $42,434        $2       $42,434     6.78%   $2,355,658  $33,453   5.68%    $8,981

         Gains and Losses on Sales of Mortgage-Backed Securities

         For the quarter ended March 31, 2002, we sold Mortgage-Backed Securities with an aggregate historical amortized cost of $390.1 million for an aggregate gain of $3,410,245. For the quarter ended March 31, 2001, we sold Mortgage-Backed Securities with an aggregate historical amortized cost of $151.6 million for an aggregate gain of $269,478. The difference between the sale price and the historical amortized cost of our Mortgage-Backed Securities is a realized gain and increases income accordingly. We do not expect to sell assets on a frequent basis, but may from time to time sell existing assets to move into new assets, which our management believes might have higher risk-adjusted returns, or to manage our balance sheet as part of our asset/liability management strategy.

         Credit Losses

         We have not experienced credit losses on our Mortgage-Backed Securities to date. We have limited our exposure to credit losses on our Mortgage-Backed Securities by purchasing only securities issued or guaranteed by FNMA, FHLMC or GNMA which, although not rated, carry an implied "AAA" rating.

         General and Administrative Expense

         General and administrative ("G&A") expenses were $3,254,907 for the quarter ended March 31, 2002 and $920,549 for the quarter ended March 31, 2001. G&A expenses as a percentage of average assets was 0.14% and 0.13% on an annualized basis for the quarters ended March 31, 2002 and 2001, respectively. G&A expenses as a percentage of average equity was 1.55% and 1.90% on an annualized basis for the quarters ended March 31, 2002 and 2001, respectively. The Company is internally managed and continues to be a low cost provider. Even though G&A expenses increased by $2,334,358 for the quarter ended March 31, 2002, when compared to the quarter ended

March 31, 2001, G&A as a percentage of average equity was 0.35% less than the first quarter of 2001.


                 GAAP G&A Expenses and Operating Expense Ratios

                                                                 Total G&A        Total G&A
                                                               Expenses/Average Expenses/Average
                                                Total G&A          Assets          Equity
                                                Expenses        (annualized)    (annualized)
                                            ------------------ ---------------  ----------------
                                                          (dollars in thousands)
  For the Quarter Ended March 31, 2002           $3,255            0.14%            1.55%
  ----------------------------------------- ------------------ --------------- ----------------
  For the Year Ended December 31, 2001           $7,311            0.14%            1.67%
  For the Quarter Ended December 31, 2001        $3,004            0.17%            1.78%
  For the Quarter Ended September 30, 2001       $1,993            0.13%            1.76%
  For the Quarter Ended June 30, 2001            $1,393            0.12%            1.45%
  For the Quarter Ended March 31, 2001            $921             0.13%            1.90%

         Net Income and Return on Average Equity

         Our net income was $53.0 million for the quarter ended March 31, 2002 and $8.3 million for the quarter ended March 31, 2001. Our return on average equity was 25.3% for the quarter ended March 31, 2002 and 17.2% for the quarter ended March 31, 2001. The increase in net income is a direct result of the increase in capital from the three offerings completed in the time period of April 2001 to January 2002. As previously mentioned, the new capital allowed us to grow the balance sheet and ultimately grow earnings. The table below shows our net interest income, gain on sale of Mortgage-Backed Securities and G&A expenses each as a percentage of average equity, and the return on average equity for the quarters ended March 31, 2002, the year ended December 31, 2001, and for the four quarters in 2001.


                     Components of Return on Average Equity

                    (Ratios for all Quarters are annualized)

                                                        Gain on Sale of
                                         Net Interest   Mortgage-Backed          G&A         Return on
                                        Income/Average  Securities/Average Expenses/Average   Average
                                            Equity           Equity            Equity         Equity

For the Quarter Ended March 31, 2002       25.24%          1.63%                1.55%          25.32%
-------------------------------------------------------------------------------------------------------
For the Year Ended December 31, 2001       21.72%          1.05%                1.67%          21.10%
For the Quarter Ended December 31, 2001    23.34%          1.57%                1.78%          23.13%
For the Quarter Ended September 30, 2001   23.97%          1.05%                1.76%          23.26%
For the Quarter Ended June 30, 2001        20.37%          0.50%                1.45%          19.42%
For the Quarter Ended March 31, 2001       18.54%          0.56%                1.90%          17.20%

Financial Condition

         Mortgage-Backed Securities

         All of our Mortgage-Backed Securities at March 31, 2002 were adjustable-rate or fixed-rate Mortgage-Backed Securities backed by single-family mortgage loans. All of the mortgage assets underlying these Mortgage-Backed Securities were secured with a first lien position on the underlying single-family properties. All our Mortgage-Backed Securities were FHLMC, FNMA or GNMA mortgage pass-through certificates or collateralized mortgage obligations ("CMOs"), which carry an actual or implied "AAA" rating. We mark-to-market all of our earning assets at liquidation value.

         We accrete discount balances as an increase in interest income over the life of discount Mortgage-Backed Securities and we amortize premium balances as a decrease in interest income over the life of premium Mortgage-Backed Securities. At March 31, 2002 and 2001, we had on our balance sheet a total of $1.9 million and $1.6 million respectively, of unamortized discount (which is the difference between the remaining principal value and current historical amortized cost of our Mortgage-Backed Securities acquired at a price below principal value) and a total of $194.9 million and $43.6 million, respectively, of unamortized premium (which is the difference between the remaining principal value and the current historical amortized cost of our Mortgage-Backed Securities acquired at a price above principal value).

         We received mortgage principal repayments of $1.1 billion for the quarter ended March 31, 2002 and $94.4 million for the quarter ended March 31, 2001. Given our current portfolio composition, if mortgage principal prepayment rates were to increase over the life of our Mortgage-Backed Securities, all other factors being equal, our net interest income would decrease during the life of these Mortgage-Backed Securities as we would be required to amortize our net premium balance into income over a shorter time period. Similarly, if mortgage principal prepayment rates were to decrease over the life of our Mortgage-Backed Securities, all other factors being equal, our net interest income would increase during the life of these Mortgage-Backed Securities, as we would amortize our net premium balance over a longer time period.

         The table below summarizes our Mortgage-Backed Securities at March 31, 2002, December 31, 2001, September 30, 2001, June 30, 2001, and March 31, 2001.


                           Mortgage-Backed Securities
                                                                                                Estimated
                                                                     Amortized                    Fair        Weighted
                                             Net        Amortized  Cost/Principal Estimated   Value/Principal Average
                            Principal Value   Premium     Cost         Value      Fair Value      Value        Yield
                            ---------------  --------  ----------  -------------- ----------  --------------- --------
                                                        (dollars in thousands)
At March 31, 2002            $9,982,678      $193,048 $10,175,726   101.93%    $10,206,228      102.24%        4.31%
----------------------------------------------------------------------------------------------------------------------
At December 31, 2001         $7,399,941      $137,269  $7,537,210   101.86%     $7,575,379      102.37%        4.41%
At September 30, 2001        $6,275,501       $96,674  $6,372,175   101.54%     $6,428,853      102.44%        5.17%
At June 30, 2001             $5,498,235       $69,193  $5,567,428   101.26%     $5,572,288      101.34%        5.75%
At March 31, 2001            $3,455,436       $42,023  $3,497,459   101.22%     $3,500,610      101.31%        6.43%

         The tables below set forth certain characteristics of our Mortgage-Backed Securities. The index level for adjustable-rate Mortgage-Backed Securities is the weighted average rate of the various short-term interest rate indices, which determine the coupon rate.



            Adjustable-Rate Mortgage-Backed Security Characteristics

                                                                   Weighted                             Principal Value
                                 Weighted   Weighted  Weighted     Average                  Weighted    at Period End as
                                  Average    Average   Average      Term to     Weighted     Average      % of Total
                      Principal   Coupon     Index      Net         Next         Average     Asset      Mortgage-Backed
                        Value       Rate      Level    Margin    Adjustment   Lifetime Cap    Yield        Securities
                                                            (dollars in thousands)
At March 31, 2002     $7,248,832   4.94%      3.25%     1.69%     16 months      10.73%       3.52%         72.61%
-------------------------------------------------------------------------------------------------------------------------
At December 31, 2001  $5,793,250   5.90%      3.95%     1.95%     24 months      11.49%       3.87%         78.29%
At September 30, 2001 $4,789,570   6.24%      4.31%     1.93%     27 months      11.46%       4.76%         76.32%
At June 30, 2001      $3,997,580   6.47%      4.60%     1.87%     26 months      11.37%       5.38%         72.71%
At March 31, 2001     $2,495,296   7.01%      5.14%     1.87%     26 months      11.57%       6.35%         72.21%


               Fixed-Rate Mortgage-Backed Security Characteristics

                                                                             Principal Value
                                                                             at Period End as
                                               Weighted       Weighted        % of Total
                                                Average        Average       Mortgage-Backed
                          Principal Value     Coupon Rate     Asset Yield      Securities
                          ---------------  ---------------- -------------- ------------------
                                                (dollars in thousands)
At March 31, 2002           $2,733,846          7.01%           6.40%           27.39%
------------------------- ---------------- ---------------- -------------- ------------------
At December 31, 2001        $1,606,691          6.92%           6.33%           21.71%
At September 30, 2001       $1,485,931          6.88%           6.48%           23.68%
At June 30, 2001            $1,500,655          6.83%           6.71%           27.29%
At March 31, 2001             $960,140          6.79%           6.69%           27.79%

         At March 31, 2002 and December 31, 2001 we held Mortgage-Backed Securities with coupons linked to the one-month and six month LIBOR, six month average auction, 12-month cumulative average, six-month CD rate, one-year, two-year, three-year, and five-year Treasury indices.

-----------------------------------------------------------------------------------------------------------------------------------

               Adjustable-Rate Mortgage-Backed Securities by Index
                                 March 31, 2002

                                                    Six-Month  12-Month                           2-Year
                                                    Auction    Moving                1-Year      Treasury     3-Year      5-Year
                              One-Month  Six-Month   Average    Average   Six-Month  Treasury      Index     Treasury    Treasury
                                LIBOR      LIBOR                           CD Rate     Index                   Index       Index
                              ---------  ---------  --------- ---------  ---------- ---------  -----------  ---------   ----------
Weighted Average
  Adjustment Frequency           1mo.      6 mo.      6 mo.     12 mo.      6 mo.     12 mo.      24 mo.      36 mo.     60 mo.
Weighted Average Term to
  Next Adjustment                1mo.     52 mo.      2 mo.      1 mo.      3 mo.     29 mo.      15 mo.      17 mo.     31 mo.
Weighted Average Annual
  Period Cap                     None      2.00%      0.50%       None      1.00%      1.92%       2.00%       2.00%      1.95%
Weighted Average Lifetime
  Cap at March 31, 2002         9.03%     11.50%     12.54%     10.62%     11.40%     12.13%      11.78%      13.12%     12.89%
Mortgage Principal Value as
  Percentage of Mortgage-
  Backed Securities at
  March 31, 2002               32.81%      0.09%      0.08%      0.69%      0.15%     37.32%       0.05%       0.89%      0.54%


               Adjustable-Rate Mortgage-Backed Securities by Index
                                December 31, 2001

                                                      Six-Month  12-Month
                                                      Auction    Moving                1-Year        3-Year      5-Year
                                One-Month  Six-Month   Average    Average   Six-Month  Treasury     Treasury    Treasury
                                  LIBOR      LIBOR                           CD Rate     Index       Index        Index
                                ---------  ---------  --------- ---------  ---------- ---------  -----------  ---------
Weighted Average Adjustment
  Frequency                        1mo.      6 mo.      6 mo.     12 mo.      6 mo.     12 mo.       36 mo.     60 mo.
Weighted Average Term to
  Next Adjustment                  1mo.     55 mo.      2 mo.     11 mo.      2 mo.     33 mo.       16 mo.     33 mo.
Weighted Average Annual
  Period Cap                       None      2.00%      0.50%       None      1.00%      1.98%        2.00%      1.96%
Weighted Average Lifetime
  Cap at December 31, 2001        9.09%     11.50%     12.53%     10.63%     11.40%     12.22%       13.08%     12.92%
Mortgage Principal Value as
  Percentage of Mortgage-
  Backed Securities at
  December 31, 2001              18.32%      0.13%      0.12%      1.06%      0.22%     56.20%        1.35%      0.89%


         Interest Rate Agreements

         Interest rate agreements are assets that are carried on a balance sheet at estimated liquidation value. We have not entered into any interest rate agreements since our inception.

         Borrowings

         To date, our debt has consisted entirely of borrowings collateralized by a pledge of our Mortgage-Backed Securities. These borrowings appear on our balance sheet as repurchase agreements. At March 31, 2002, we had established uncommitted borrowing facilities in this market with twenty-three lenders in amounts, which we believe, are in excess of our needs. All of our Mortgage-Backed Securities are currently accepted as collateral for these borrowings. However, we limit our borrowings, and thus our potential asset growth, in order to maintain unused borrowing capacity and thus increase the liquidity and strength of our balance sheet.

         For the quarter ended March 31, 2002 the term to maturity of our borrowings ranged from one day to three years, with a weighted average original term to maturity of 187 days. For the quarter ended March 31, 2001, the term to maturity of our borrowings ranged from one day to 6 months, with a weighted average original term to maturity of 57 days. At March 31, 2001, the weighted average cost of funds for all of our borrowings was 2.15% and the weighted average term to next rate adjustment was 150 days. At March 31, 2002, the weighted average cost of funds for all of our borrowings was 5.22% and the weighted average term to next rate adjustment was 26 days.

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

         Stockholders' Equity

         We use "available-for-sale" treatment for our Mortgage-Backed Securities; we carry these assets on our balance sheet at estimated market value rather than historical amortized cost. Based upon this "available-for-sale" treatment, our equity base at March 31, 2002 was $1.0 billion, or $12.17 per share. If we had used historical amortized cost accounting, our equity base at March 31, 2002 would have been $978.2 million, or $11.80 per share. Our equity base at March 31, 2001 was $251.9 million, or $9.80 per share. If we had used historical amortized cost accounting, our equity base at March 31, 2001 would have been $248.7 million, or $9.67 per share. During the quarter ended March 31, 2002, the Company raised $347.3 million in a secondary offering. During the quarter ended March 31, 2001, the Company raised additional capital in the amount of $99.3 million in offerings.

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


                           Unrealized Gains and Losses

                                                        (dollars in thousands)

                                                At               At                At              At            At
                                            March 31,       December 31,     September 30,      June 30,     March 31,
                                               2002             2001              2001            2001          2001
                                          --------------- ----------------- ----------------- ------------- -------------
Unrealized Gain                                  $46,894           $53,935      $67,459         $19,322       $12,606
Unrealized Loss                                 (16,392)          (15,766)      (10,782)        (14,462)      (9,455)
                                          --------------- ----------------- ----------------- ------------- -------------
Net Unrealized Gain                              $30,502           $38,169      $56,677          $4,860        $3,151
                                          =============== ================= ================= ============= =============

Net Unrealized Gain as % of Mortgage-
  Backed Securities Principal Value                0.31%             0.52%        0.90%           0.08%         0.09%
Net Unrealized Gain as % of Mortgage-
  Backed Securities Amortized Cost                 0.30%             0.51%        0.90%           0.08%         0.09%

         Unrealized changes in the estimated net market value of Mortgage-Backed Securities have one direct effect on our potential earnings and dividends: positive mark-to-market changes increase our equity base and allow us to increase our borrowing capacity while negative changes decrease our equity base and tend to limit borrowing capacity under our capital investment policy. A very large negative change in the net market value of our Mortgage-Backed Securities might impair our liquidity position, requiring us to sell assets with the likely result of realized losses upon sale. "Unrealized Net Gains on Available for Sale Securities" was $30.5 million, or 0.31% of the amortized cost of our Mortgage-Backed Securities at March 31, 2002. "Unrealized Net Gains on Available for Sale Securities" was $38.2 million or 0.51% of the amortized cost of our Mortgage-Backed Securities at December 31, 2001.

         The table below shows our equity capital base as reported and on a historical amortized cost basis at March 31, 2002, December 31,2001, September 30, 2001, June 30, 2001 and March 31,2001. Issuances of common stock, the level of GAAP earnings as compared to dividends declared, and other factors influence our historical cost equity capital base. The GAAP reported equity capital base is influenced by these factors plus changes in the "Unrealized Net Losses on Assets Available for Sale" account.

                              Stockholders' Equity

                                           Net Unrealized                    Historical
                           Historical    Gains (Losses) on  GAAP Reported  Amortized Cost    GAAP Reported
                         Amortized Cost   Assets Available   Equity Base     Equity Per      Equity (Book
                           Equity Base        for Sale       (Book Value)       Share      Value) Per Share
                         --------------  -----------------  ------------- ---------------  ----------------
                                            (dollars in thousands, except per share data)

At March 31, 2002           $978,186          $30,502         $1,008,688       $11.80           $12.17
------------------------------------------------------------------------------------------------------------
At December 31, 2001        $629,188          $38,169          $667,357        $10.52           $11.15
At September 30, 2001       $625,368          $56,677          $682,045        $10.47           $11.41
At June 30, 2001            $445,091           $4,860          $449,951         $9.96           $10.07
At March 31, 2001           $248,732           $3,151          $251,883         $9.67            $9.80

         Leverage

         Our debt-to-GAAP reported equity ratio at March 31, 2002 and March 31, 2001 was 8.3:1 and 12.4:1, respectively. We generally expect to maintain a ratio of debt-to-equity of between 8:1 and 12:1, although the ratio may vary from this range from time to time based upon various factors, including our management's opinion of the level of risk of our assets and liabilities, our liquidity position, our level of unused borrowing capacity and over-collateralization levels required by lenders when we pledge assets to secure borrowings.

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

         Other Matters

         We calculate that our qualified REIT assets, as defined in the Internal Revenue Code, are 99.5% and 99.4% of our total assets at March 31, 2002 and 2001, as compared to the Internal Revenue Code requirement that at least 75% of our total assets be qualified REIT assets. We also calculate that 100% of our revenue qualifies for the 75% source of income test, and 100% of our revenue qualifies for the 95% source of income test, under the REIT rules for the quarters ended March 31, 2002 and 2001. We also met all REIT requirements regarding the ownership of our common stock and the distribution of our net income. Therefore, as of March 31, 2002 and 2001, we believe that we qualified as a REIT under the Internal Revenue Code.

         We at all times intend to conduct our business so as not to become regulated as an investment company under the Investment Company Act. If we were to become regulated as an investment company, then our use of leverage would be substantially reduced. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" (qualifying interests). Under current interpretation of the staff of the SEC, in order to qualify for this exemption, we must maintain at least 55% of our assets directly in qualifying interests. In addition, unless certain mortgage securitites represent all the certificates issued with respect to an underlying pool of mortgages, the Mortgage-Backed Securities may be treated as securities separate from the underlying mortgage loans and, thus, may not be considered qualifying interests for purposes of the 55% requirement. We calculate that as of March 31, 2002 and 2001 we were in compliance with this requirement.

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

         Our profitability and the value of our portfolio may be adversely affected during any period as a result of changing interest rates. The following table quantifies the potential changes in net interest income and portfolio value should interest rates go up or down 50, 100, and 200 basis points, assuming the yield curves of the rate shocks will be parallel to each other and the current yield curve. All changes in income and value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at March 31, 2002 and various estimates regarding prepayment and all activities are made at each level of rate shock. Actual results could differ significantly from these estimates.

                                            Projected Percentage Change in         Projected Percentage Change in
        Change in Interest Rate                   Net Interest Income                      Portfolio Value
---------------------------------------- -------------------------------------- --------------------------------------

-200 Basis Points                                         7%                                     2%
-100 Basis Points                                         4%                                     1%
-50 Basis Points                                          2%                                     1%
Base Interest Rate
+50 Basis Points                                         (3%)                                   (1%)
+100 Basis Points                                        (8%)                                   (2%)
+200 Basis Points                                        (18%)                                  (6%)

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

         The following table sets forth the estimated maturity or repricing of our interest-earning assets and interest-bearing liabilities at March 31, 2002. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except adjustable-rate loans, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature. Mortgage-Backed Securities reflect estimated prepayments that were estimated based on analyses of broker estimates, the results of a prepayment model that we utilized and empirical data. Our management believes that these assumptions approximate actual experience and considers them reasonable; however, the interest rate sensitivity of our assets and liabilities in the table could vary substantially if different assumptions were used or actual experience differs from the historical experience on which the assumptions are based.



                                                                           More than 1      3 Years and
                                      Within 3 Months     4-12 Months    Year to 3 Years       Over            Total
                                     ---------------- ----------------- ---------------- ---------------- --------------
                                                                   (dollars in thousands)
Rate Sensitive Assets:
  Mortgage-Backed Securities              $3,357,626          $688,601       $2,030,488       $3,905,963     $9,982,678

Rate Sensitive Liabilities:
  Repurchase Agreements                    7,175,310                          1,164,070                       8,339,380
                                     ---------------- ----------------- ---------------- ---------------- --------------

Interest rate sensitivity gap           ($3,817,684)          $688,601         $866,418       $3,905,963     $1,643,298
                                     ================ ================= ================ ================ ==============

Cumulative rate sensitivity gap         ($3,817,684)      ($3,129,083)     ($2,262,665)       $1,643,298
                                     ================ ================= ================ ================ ==============

Cumulative interest rate
sensitivity gap as a percentage of
total rate-sensitive assets               (38%)            (31%)             (23%)             16%

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

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

              None

(b)      Reports

              The Company filed a Form 8-K on January 25, 2002 with respect to the Company's entering into an underwriting agreement with UBS Warburg LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, ABN AMRO Rothschild LLC, Friedman, Billings, Ramsey & Co., Inc., RBC Dain Rauscher Inc., and U.S. Bancorp Piper Jaffray Inc., as representatives of the several underwriters.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               ANNALY MORTGAGE MANAGEMENT, INC.

Dated:   May 13, 2002          By:/s/  Michael A.J. Farrell
                                  -------------------------
                               Michael A.J. Farrell
                               Chairman of the Board and Chief Executive Officer
                               (authorized officer of registrant)

Dated:    May 13, 2002         By:/s/  Kathryn F. Fagan
                                  ---------------------
                               Kathryn F. Fagan
                               Chief Financial Officer and Treasurer
                               (principal financial and accounting officer)