Form 10-Q
period 2002-06-30
ANNALY MORTGAGE MANAGEMENT INC
filed 2002-08-13
CIK 1043219

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2002

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

                     1211 AVENUE OF THE AMERICAS, SUITE 2902
                               NEW YORK, NEW YORK
                    (Address of principal executive offices)

                                      10036
                                   (Zip Code)

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

                                  Yes X  No
                                     ---   ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the last practicable date:

         Class                                   Outstanding at August 12, 2002
Common Stock, $.01 par value                              83,592,470

                        Annaly Mortgage Management, Inc.

                                    FORM 10-Q


                                      INDEX


Part I.     FINANCIAL INFORMATION

   Item 1.     Financial Statements:

     Statements of Financial Condition- June 30, 2002 (Unaudited) and December 31, 2001                            1

     Statements of Operations (Unaudited) for the quarters and six months ended June 30, 2002
      and 2001                                                                                                     2

     Statements of Stockholders' Equity (Unaudited) for the six months ended June 30, 2002                         3

     Statements of Cash Flows (Unaudited) for the quarters and six months ended June 30, 2002
      and 2001                                                                                                     4

     Notes to Financial Statements (Unaudited)                                                                    5-11

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations                    12-22

Item 3. Quantitative and Qualitative Disclosures about Market Risk                                               23-24

PART II.     OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders                                                   25

Item 6.     Exhibits and Reports on Form 8-K                                                                      25

SIGNATURES                                                                                                        26


PART 1.      FINANCIAL STATEMENTS

                                ANNALY MORTGAGE MANAGEMENT, INC.
                                STATEMENTS OF FINANCIAL CONDITION

                                                                JUNE 30, 2002                  DECEMBER 31,
                                                                 (UNAUDITED)                       2001
                                                            -----------------------       ------------------------

                                 ASSETS

Cash and cash equivalents                                             $    645,688                    $   429,247
Mortgage-Backed Securities, at fair value                           11,124,770,611                  7,575,379,313
Receivable for Mortgage-Backed Securities sold                            -                            94,502,807
Accrued interest receivable                                             50,852,975                     46,803,644
Other assets                                                             1,244,630                        198,888

                                                            -----------------------       ------------------------
Total assets                                                       $11,177,513,904                 $7,717,313,899
                                                            =======================       ========================

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Repurchase agreements                                            $ 9,184,883,445                 $6,367,710,186
  Payable for Mortgage-Backed Securities purchased                     862,360,032                    627,063,523
  Accrued interest payable                                              20,709,661                     16,043,004
  Dividends payable                                                     56,403,502                     35,896,185
  Other liabilities                                                      1,441,260                      2,009,533
  Accounts payable                                                       2,085,460                      1,234,463

                                                            -----------------------       ------------------------
Total liabilities                                                   10,127,883,360                  7,049,956,894
                                                            -----------------------       ------------------------

Stockholders' Equity:
  Common stock: par value $.01 per share; 500,000,000
    Authorized, 82,962,504 and 59,826,975 shares issued
    and outstanding, respectively                                          829,625                        598,270
  Additional paid-in capital                                           973,128,659                    623,985,662
  Accumulated other comprehensive gain                                  67,282,541                     38,169,285
  Retained earnings                                                      8,389,719                      4,603,788
                                                            -----------------------       ------------------------
Total stockholders' equity                                           1,049,630,544                    667,357,005
                                                            -----------------------       ------------------------

Total liabilities and stockholders' equity                         $11,177,513,904                 $7,717,313,899
                                                            =======================       ========================


See notes to financial statements.

PART 1.     FINANCIAL STATEMENTS

                        ANNALY MORTGAGE MANAGEMENT, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                               For the         For the Quarter        For the Six           For the Six
                                            Quarter Ended       Ended June 30,        Months Ended         Months Ended
                                              June 30,               2001               June 30,             June 30,
                                                2002                                      2002                 2001
                                           ----------------    -----------------    -----------------    ------------------
 INTEREST INCOME:
   Mortgage-Backed Securities
      and cash equivalents                    $109,423,009          $64,789,651         $202,322,528          $107,224,072

 INTEREST EXPENSE:
   Repurchase agreements                        47,860,099           45,283,966           87,871,979            78,737,043
                                           ----------------    -----------------    -----------------    ------------------

 NET INTEREST INCOME                            61,562,910           19,505,685          114,450,549            28,487,029

 GAIN ON SALE OF MORTGAGE-BACKED
 SECURITIES
                                                 1,342,638              481,936            4,752,883               751,414

 GENERAL AND ADMINISTRATIVE
 EXPENSES
                                                 3,536,217            1,392,778            6,791,124             2,313,327
                                           ----------------    -----------------    -----------------    ------------------

 NET INCOME                                     59,369,331           18,594,843          112,412,308            26,925,116
                                           ----------------    -----------------    -----------------    ------------------

 OTHER COMPREHENSIVE INCOME:
   Unrealized gain on available-
     for-sale securities                        38,123,194            2,191,109           33,866,139            18,655,728
   Less:  reclassification adjustment
    for net gains included in net income       (1,342,638)            (481,936)          (4,752,883)             (751,414)
                                                               -----------------                         ------------------
                                           ----------------                         -----------------
   Other comprehensive income                   36,780,556            1,709,173           29,113,256            17,904,314
                                           ----------------    -----------------    -----------------    ------------------

 COMPREHENSIVE INCOME                          $96,149,887          $20,304,016         $141,525,564           $44,829,430
                                           ================    =================    =================    ==================

 NET INCOME PER SHARE:
   Basic                                             $0.72                $0.48                $1.41                 $0.89
                                           ================    =================    =================    ==================

   Diluted                                           $0.71                $0.48                $1.40                 $0.88
                                           ================    =================    =================    ==================

 AVERAGE NUMBER OF SHARES OUTSTANDING:
   Basic                                        82,910,206           38,473,928           79,954,529            30,138,057
                                           ================    =================    =================    ==================


   Diluted                                      83,186,865           39,054,488           80,245,372            30,758,235
                                           ================    =================    =================    ==================

 See notes to financial statements.



PART I
ITEM 1.     FINANCIAL STATEMENTS

                                                     ANNALY MORTGAGE MANAGEMENT, INC.
                                                    STATEMENT OF STOCKHOLDERS' EQUITY
                                                   FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                                               (UNAUDITED)

                                             Common       Additional                                        Other
                                             Stock         Paid-In     Comprehensive     Retained     Comprehensive
                                           Par Value       Capital         Income        Earnings         Income          Total
                                         ------------- --------------- -------------- ------------- ---------------- ---------------

BALANCE, DECEMBER 31, 2001                   $598,270    $623,985,662                   $4,603,788      $38,169,285    $667,357,005

  Net Income                                                             $53,042,977    53,042,977
  Other comprehensive income:
    Unrealized net gain on securities,
      net of reclassification adjustment                                 (7,667,300)                    (7,667,300)
                                                                       --------------
  Comprehensive income                                                   $45,375,677                                     45,375,677
                                                                       ==============
  Exercise of stock options                       220         281,830                                                       282,050
  Proceeds from direct purchase                   337         558,822                                                       559,159
  Proceeds from secondary offering            230,000     347,106,663                                                   347,336,663
  Dividends declared for the quarter
    ended March 31, 2002,
    $0.63 per average share                                                           (52,222,875)                     (52,222,875)

                                         ------------- ---------------                ------------- ---------------- ---------------
BALANCE, MARCH 31, 2002                      $828,827    $971,932,977                   $5,423,890      $30,501,985  $1,008,687,679

  Net Income                                                             $59,369,331    59,369,331
  Other comprehensive income:
    Unrealized net gain on securities,
      net of reclassification adjustment                                  36,780,556                     36,780,556
                                                                       --------------
  Comprehensive income                                                   $96,149,887                                     96,149,887
                                                                       ==============
  Exercise of stock options                       399         440,650                                                       441,049
  Shares exchanged upon excise of stock
     Options                                     (44)        (75,504)                                                      (75,548)
  Proceeds from direct purchase                   443         830,536                                                       830,979
  Proceeds from secondary offering
  Dividends declared for the quarter
    ended June 30, 2002,
    $0.68 per average share                                                           (56,403,502)                     (56,403,502)

                                         ------------- ---------------                ------------- ---------------- ---------------
BALANCE, JUNE 30, 2002                       $829,625    $973,128,659                   $8,389,719      $67,282,541  $1,049,630,544
                                         ============= ===============                ============= ================ ===============

See notes to financial statements.



PART I
ITEM 1.     FINANCIAL STATEMENTS

                        ANNALY MORTGAGE MANAGEMENT, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                        For the Quarter       For the Quarter
                                                             Ended                Ended          For the Six          For the Six
                                                            June 30,             June 30,        Months Ended         Months Ended
                                                              2002                 2001         June 30, 2002        June 30, 2001
                                                      ------------------ ------------------- ------------------- -------------------
Cash flows from operating activities:
Net income                                               $59,369,331         $18,594,843        $112,412,308         $26,925,116
  Adjustments to reconcile net income to net cash
    Provided by operating activities:
      Amortization of mortgage premiums and
         discounts, net                                     19,796,976           6,724,306          37,688,397           8,937,789
      Gain on sale of Mortgage-Backed Securities           (1,342,638)           (481,936)         (4,752,883)           (751,414)
      Stock option expense                                     100,785                                 162,836
      Market value adjustment on long-term
        repurchase agreement                                 (405,645)                               (369,015)
      (Increase) decrease in accrued interest
receivable                                                    448,872         (10,084,919)         (4,049,331)        (20,687,428)
      (Increase) decrease in other assets                    (850,314)             105,788         (1,045,742)              42,847
      Increase (decrease) in accrued interest payable        (746,440)           3,531,348           4,666,657           9,911,618
      Increase in accounts payable                             763,452             226,559             850,997             522,219

                                                      ----------------- ------------------- ------------------- -------------------
          Net cash provided by operating activities         77,134,379          18,615,989         145,564,224          24,900,747
                                                      ----------------- ------------------- ------------------- -------------------

Cash flows from investing activities:
    Purchase of Mortgage-Backed Securities             (2,151,126,972)     (2,148,120,233)     (5,989,742,639)     (3,986,508,656)
    Proceeds from sale of Mortgage-Backed Securities       414,973,566         196,795,004         808,435,841         348,683,093
    Principal payments of Mortgage-Backed
      Securities                                           864,901,809         381,341,586       1,957,892,559         475,751,309
                                                      ----------------- ------------------- ------------------- -------------------
          Net cash used in investing activities          (871,251,597)     (1,569,983,643)     (3,223,414,239)     (3,162,074,254)
                                                      ----------------- ------------------- ------------------- -------------------

Cash flows from financing activities:
  Proceeds from repurchase agreements                  22,122,302,000      11,649,453,000      41,949,911,000      18,675,926,527
  Principal payments on repurchase agreements         (21,276,899,000)    (10,285,937,000)    (39,132,937,000)    (15,822,469,527)
  Proceeds from exercise of stock options                     264,715             307,081             484,715             421,313

  Proceeds from direct purchase                               830,979              24,303           1,390,138              51,930

  Net proceeds from offerings                               -                  195,302,775         347,336,663         294,586,636
  Dividends paid                                          (52,222,875)         (7,710,437)        (88,119,060)        (11,341,182)
                                                      ----------------- ------------------- ------------------- -------------------
          Net cash provided by financing activities        794,275,819       1,551,439,722       3,078,066,456       3,137,175,697
                                                      ----------------- ------------------- ------------------- -------------------

Net increase in cash and cash equivalents                      158,601              72,068             216,441               2,190

Cash and cash equivalents, beginning of period                 487,087              43,183             429,247             113,061
                                                      ----------------- ------------------- ------------------- -------------------
Cash and cash equivalents, end of period                    $  645,688           $ 115,251           $ 645,688           $ 115,251
                                                      ================= =================== =================== ===================

Supplemental disclosure of cash flow information:
  Interest paid                                            $48,606,539         $41,752,619         $83,205,322         $68,825,425
                                                      ================= =================== =================== ===================

Noncash financing activities:
  Net change in unrealized gain on available-
      for-sale securities                                ($36,708,556)          $1,709,173         $29,113,256         $17,904,314
                                                      ================= =================== =================== ===================

  Dividends declared, not yet paid                        $ 56,403,502         $17,870,698         $56,403,502         $17,870,698
                                                      ================= =================== =================== ===================
See notes to financial statements.



ANNALY MORTGAGE MANAGEMENT, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE QUARTERS ENDED JUNE 30, 2002 AND 2001
(UNAUDITED)
--------------------------------------------------------------------------------

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

     Unrealized losses on Mortgage-Backed Securities that are considered other than temporary, as measured by the amount of decline in fair value attributable to factors other than temporary, are recognized in income and the cost basis of the Mortgage-Backed Securities is adjusted. There were no such adjustments for the quarters ended June 30, 2002 and 2001.

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

     Credit Risk - At June 30, 2002 and December 31, 2001, the Company has limited its exposure to credit losses on its portfolio of Mortgage-Backed Securities by only purchasing securities issued by Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA"), or Government National Mortgage Association ("GNMA"). The payment of principal and interest on the FHLMC and FNMA Mortgage-Backed Securities are guaranteed by those respective agencies and the payment of principal and interest on the GNMA Mortgage-Backed Securities are backed by the full-faith-and-credit of the U.S. government. At June 30, 2002 and December 31, 2001 all of the Company's Mortgage-Backed Securities have an actual or implied "AAA" rating.

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

2.    MORTGAGE-BACKED SECURITIES

     The following table pertains to the Company's Mortgage-Backed Securities classified as available-for-sale as of June 30, 2002, which are carried at their fair value:


                                   Federal Home Loan       Federal National         Government
                                        Mortgage                Mortgage          National Mortgage  Total Mortgage-Backed
                                       Corporation            Association           Association            Securities
                                 ---------------------- --------------------- --------------------- ---------------------
Mortgage-Backed Securities, gross      $ 5,406,051,578        $5,281,783,156         $ 145,539,333       $10,833,374,067

Unamortized discount                       (1,086,499)                                         -             (1,555,752)
                                    (469,253)
Unamortized premium                        103,597,751           119,881,371             2,190,633           225,669,755
                                 ---------------------- --------------------- --------------------- ---------------------

Amortized cost                           5,508,562,830         5,401,195,274           147,729,966        11,057,488,070

Gross unrealized gains                      35,589,671            39,999,016               242,867            75,831,554
Gross unrealized losses                    (4,949,401)           (3,379,027)             (220,585)           (8,549,013)
                                 ---------------------- --------------------- --------------------- ---------------------

Estimated fair value                   $ 5,539,203,100       $5, 437,815,263         $ 147,752,248       $11,124,770,611
                                 ====================== ===================== ===================== =====================

                                                        Gross Unrealized Gain Gross Unrealized Loss  Estimated Fair Value
                                     Amortized Cost
                                 ---------------------- --------------------- --------------------- ---------------------
Adjustable rate                        $ 8,088,024,476          $ 44,699,262         $ (8,156,490)        $8,124,567,248

Fixed rate                               2,969,463,594            31,132,292             (392,523)         3,000,203,363
                                 ---------------------- --------------------- --------------------- ---------------------

Total                                 $ 11,057,488,070          $ 75,831,554         $ (8,549,013)       $11,124,770,611
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
                                 ====================== ===================== ===================== =====================

                                                        Gross Unrealized Gain Gross Unrealized Loss  Estimated Fair Value
                                     Amortized Cost
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
                                 ====================== ===================== ===================== =====================



     The adjustable rate Mortgage-Backed Securities are limited by periodic caps (generally interest rate adjustments are limited to no more than 1% every six months) and lifetime caps. The weighted average lifetime cap was 10.5% at June 30, 2002 and 11.5% at December 31, 2001.

     During the six months ended June 30, 2002, the Company realized $4,752,883 in gains from sales of Mortgage-Backed Securities. During the six months ended June 30, 2001, the Company realized $751,414 in gains from sales of Mortgage-Backed Securities.

3.    REPURCHASE AGREEMENTS

     The Company had outstanding $9,184,883,445 and $6,367,710,186 of repurchase agreements with a weighted average borrowing rate of 2.10% and 2.18% and a weighted average remaining maturity of 139 days and 85 days as of June 30, 2002 and December 31, 2001, respectively.

     At June 30, 2002 and December 31, 2001, the repurchase agreements had the following remaining maturities:



                                                                               June 30, 2002             December 31, 2001
                                                                        --------------------------- ---------------------------

Within 30 days                                                                      $5,957,510,000              $5,380,006,000
30 to 59 days                                                                        1,989,901,000                 206,947,000
60 to 89 days                                                                             -                         66,202,000
90 to 119 days                                                                            -                         65,037,000
Over 120 days                                                                        1,237,472,445                 649,518,186
                                                                        --------------------------- ---------------------------

Total                                                                               $9,184,883,445              $6,367,710,186
                                                                        =========================== ===========================


4.       OTHER LIABILITIES

     In July 2001, the Company entered into a repurchase agreement maturing in July 2004 which grants the buyer the right to extend the agreement, in whole or in part, in three-month increments up to July 2006. The repurchase agreement has a principal value of $100,000,000. The Company accounts for the extension option as a separate interest rate floor liability carried at fair value. The initial fair value of $1,205,458 allocated to the interest rate floor resulted in a similar discount on the repurchase agreement borrowings that is being amortized over the initial term of 3 years using the effective yield method. At June 30, 2002, the fair value of this interest rate floor was a $1,441,260 and was classified as other liabilities. The aggregate charge of $235,802 is included in interest expense as of June 30, 2002.

5.    COMMON STOCK

     During the six months ended June 30, 2002, 61,938 options were exercised under the long-term compensation plan at $723,099. Total shares exchanged upon exercise of the stock options were 4,444 shares at a value of $75,548. Also, 78,035 shares were purchased in the dividend reinvestment and direct purchase program at $1,390,138. An offering for 23,000,000 shares was completed during the first quarter of 2002 for approximate net proceeds of $347.3 million. During the six months ending June 30, 2002, the Company declared dividends to shareholders totaling $108,626,377 or $1.31 per share, which $56,403,502 was paid on July 31, 2002.

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


          For the quarter ended June 30, 2002, the reconciliation is as follows:

                                                          For the Quarter Ended June 30, 2002
                                       ----------------------- ----------------------- ------------------------
                                                Income                  Shares                 Per-Share
                                             (Numerator)             (Denominator)              Amount
                                       ----------------------- ----------------------- ------------------------
Net income                                        $59,369,331
                                       -----------------------

Basic earnings per share                          $59,369,331              82,910,206                    $0.72
                                                                                       ========================

Effect of dilutive securities:
  Dilutive stock options                                                      276,659

                                       ----------------------- -----------------------
  Diluted earnings per share                      $59,369,331              83,186,865                    $0.71
                                       ======================= ======================= ========================


     For the six months ended June 30, 2002, the reconciliation is as follows:




                                                        For the Six Months Ended June 30, 2002
                                       ------------------------------------------------------------------------
                                                Income                  Shares                 Per-Share
                                             (Numerator)            (Denominator)               Amount
                                       ----------------------- ----------------------- ------------------------
Net income                                       $112,412,308
                                       -----------------------

Basic earnings per share                          112,412,308              79,954,529                    $1.41
                                                                                       ========================

Effect of dilutive securities:
  Dilutive stock options                                                      290,843

                                       ----------------------- -----------------------
  Diluted earnings per share                     $112,412,308              80,245,372                    $1.40
                                       ======================= ======================= ========================


     Options to purchase 600,352 shares were outstanding during the quarter ended June 30, 2002 and were dilutive as the exercise price of between $7.94 and $13.69 was less than the average stock price for the quarter of $18.43. Options to purchase 6,250 shares of stock were outstanding and not considered dilutive. The exercise price of $20.35 was greater than the average stock price for the quarter of $18.43. Options to purchase 600,352 shares were outstanding during the six months ended June 30, 2002 and were dilutive as the exercise price of between $7.94 and $13.69 was less than the average stock price for the six months of $17.54. Options to purchase 6,250 shares of stock were outstanding and not considered dilutive. The exercise price of $20.35 was greater than the average stock price for the six months of $17.54.

     For the quarter ended June 30, 2001, the reconciliation is as follows:



                                                          For the Quarter Ended June 30, 2001
                                       ----------------------- ----------------------- ------------------------
                                                Income                  Shares                 Per-Share
                                             (Numerator)             (Denominator)              Amount
                                       ----------------------- ----------------------- ------------------------
Net income                                        $18,594,843
                                       -----------------------

Basic earnings per share                           18,594,843              38,473,928                    $0.48
                                                                                       ========================

Effect of dilutive securities:                                                580,560
  Dilutive stock options

                                       ----------------------- -----------------------
  Diluted earnings per share                      $18,594,843              39,054,488                    $0.48
                                       ======================= ======================= ========================




     For the six months ended June 30, 2001, the reconciliation is as follows:



                                                        For the Six Months Ended June 30, 2001
                                       ----------------------- ----------------------- ------------------------
                                                Income                  Shares                 Per-Share
                                             (Numerator)             (Denominator)              Amount
                                       ----------------------- ----------------------- ------------------------
Net income                                        $26,925,116
                                       -----------------------

Basic earnings per share                           26,925,116              30,138,057                    $0.89
                                                                                       ========================

Effect of dilutive securities:
  Dilutive stock options                                                      620,178

                                       ----------------------- -----------------------
  Diluted earnings per share                      $26,925,116              30,758,235                    $0.88
                                       ======================= ======================= ========================


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


7.    COMPREHENSIVE INCOME

     The Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Statement No. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. The Company at June 30, 2002 and December 31, 2001 held securities classified as available-for-sale. At June 30, 2002, the net unrealized gain totaled $67,282,541 and at December 31, 2001, the net unrealized gains totaled $38,169,285.

8.    LEASE COMMITMENTS

     The Corporation has a noncancelable lease for office space, which commenced in May 2002 and expires in December 2009.

     The Corporation's aggregate future minimum lease payments are as follows:



         2002                                                                                                          $249,918
         2003                                                                                                           499,836
         2004                                                                                                           499,836
         2005                                                                                                           499,836
         2006                                                                                                           529,877
         2007                                                                                                           532,608
         2008                                                                                                           532,608
         2009                                                                                                           532,608
                                                                                                               -----------------
         Total remaining lease payments                                                                              $3,877,127
                                                                                                               =================



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

Results of Operations: For the Quarters and Six Months Ended June 30, 2002 and 2001

     Net Income Summary

     For the quarter ended June 30, 2002, our GAAP net income was $59.4 million, or $0.72 basic earnings per average share, as compared to $18.6 million, or $0.48 basic earnings per average share, for the quarter ended June 30, 2001. We compute our GAAP net income per share by dividing net income by the weighted average number of shares of outstanding common stock during the period, which was 82,910,206 for the quarter ended June 30, 2002 and 38,473,928 for the quarter ended June 30, 2001. Dividends per actual shares outstanding for the quarter ended June 30, 2002 was $0.68 per share, or $56.4 million in total. Dividends per actual shares outstanding for the quarter ended June 30, 2001 was $0.40 per share, or $17.9 million in total. Our return on average equity was 23.08% for the quarter ended June 30, 2002 and 19.42% for the quarter ended June 30, 2001.

     For the six months ended June 30, 2002, our GAAP net income was $112.4 million, or $1.41 basic earnings per average share, as compared to $26.9 million, or $0.89 basic earnings per average share, for the six months ended June 30, 2001. We compute our GAAP net income per share by dividing net income by the weighted average number of shares of outstanding common stock during the period, which was 79,954,529 for the six months ended June 30, 2002 and 30,138,057 for the six months ended June 30, 2001. Dividends per actual shares outstanding for the six months ended June 30, 2002 was $1.31 per share, or $108.6 million in total. Dividends per actual shares outstanding for the six months ended June 30, 2001 was $0.70 per share, or $25.6 million in total. Our annualized return on average equity was 24.75% for the six months ended June 30, 2002 and 16.77% for the six months ended June 30, 2001.




                                                               Net Income Summary
                                                               ------------------
                                             (dollars in the thousands, except for per-share data)
                                             -----------------------------------------------------

                                                      Quarter Ended   Quarter Ended    Six Months      Six Months
                                                      June 30, 2002   June 30, 2001       Ended          Ended
                                                                                      June 30, 2002  June 30, 2001
                                                      -------------- ---------------- -------------- ---------------

  Interest Income                                          $109,423          $64,790       $202,323        $107,224
  Interest Expense                                           47,860           45,284         87,872          78,737
                                                      -------------- ---------------- -------------- ---------------
  Net Interest Income                                        61,563           19,506        114,451          28,487
  Gain on Sale of Mortgage-Backed Securities                  1,342              482          4,752             751
  General and Administrative Expenses                         3,536            1,393          6,791           2,313
                                                      -------------- ---------------- -------------- ---------------
  Net Income                                                $59,369          $18,595       $112,412         $26,925
                                                      ============== ================ ============== ===============

  Average Number of Basic Shares Outstanding             82,910,206       38,473,928     79,954,529      30,138,057
  Average Number of Diluted Shares Outstanding           83,186,865       39,054,488     80,245,372      30,758,235

  Basic Net Income Per Share                                  $0.72            $0.48          $1.41           $0.89
  Diluted Net Income Per Share                                $0.71            $0.48          $1.40           $0.88

  Average Total Assets                                  $10,717,867       $4,566,700     $9,717,683      $3,722,809
  Average Equity                                         $1,029,064         $449,951       $908,495        $321,196

  Annualized Return on Average Assets                         2.22%            1.63%          2.31%           1.45%
  Annualized Return on Average Equity                        23.08%           19.42%         24.75%          16.77%






     Interest Income and Average Earning Asset Yield

     We had average earning assets of $9.6 billion and $4.3 billion for the quarters ended June 30, 2002 and 2001, respectively. Our primary source of income for the quarters ended June 30, 2002 and 2001 was interest income. A portion of our income was generated by gains on the sales of our Mortgage-Backed Securities. Our interest income was $109.4 million for the quarter ended June 30, 2002 and $64.8 million for the quarter ended June 30, 2001. Our yield on average earning assets was 4.55 % and 6.09% for the same respective periods. Our average earning asset balance increased by $5.3 billion and interest income increased by $44.6 million for the quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001, due to the substantial increase in the asset base resulting from the inflow of capital in the third quarter 2001 and the first quarter 2002 offerings.

     We had average earning assets of $8.6 billion and $3.4 billion for the six months ended June 30, 2002 and 2001, respectively. Our interest income was $202.3 million for the six months ended June 30, 2002 and $107.2 million for the six months ended June 30, 2001. Our yield on average earning assets was 4.69 % and 6.35% for the same respective periods. Our average earning asset balance increased by $5.2 billion and interest income increased by $95.1 million for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001, due to equity offerings in the third quarter of 2001 and the first quarter of 2002. The table below shows our average balance of cash equivalents and Mortgage-Backed Securities, the yields we earned on each type of earning asset, our yield on average earning assets and our interest income for the quarter ended June 30, 2002, March 31, 2002, the year ended December 31, 2001 and the four quarters in 2001.



                           Average Earning Asset Yield

                                                                                        Yield on     Yield on
                                                    Average                Yield on      Average      Average
                                         Average   Mortgage-    Average     Average     Mortgage-    Interest
                                           Cash     Backed      Earning      Cash        Backed      Earning    Interest
                                       Equivalents Securities    Assets   Equivalents  Securities     Assets     Income
                                        ---------- ----------   -------   -----------  ----------    --------   --------
                                                                     (dollars in thousands)

For  the Quarter Ended June 30, 2002        $2     $9,629,332  $9,629,334    1.23%        4.55%        4.55%    $109,423
For  the Quarter Ended March 31, 2002       $2     $7,610,006  $7,610,008    1.29%        4.88%        4.88%     $92,900
--------------------------------------------------------------------------------------------------------------------------
For the Year Ended December 31, 2001        $2     $4,682,778  $4,682,780    3.25%        5.62%        5.62%    $263,058
For the Quarter Ended December 31, 2001     $2     $6,708,928  $6,708,930    1.56%        4.77%        4.77%     $80,060
For the Quarter Ended September 30, 2001    $2     $5,263,231  $5,263,233    2.77%        5.76%        5.76%     $75,774
For the Quarter Ended June 30, 2001         $2     $4,256,864  $4,256,866    3.72%        6.09%        6.09%     $64,790
For  the Quarter Ended March 31, 2001       $2     $2,502,088  $2,502,090    4.93%        6.78%        6.78%     $42,434




     The constant prepayment rate ("CPR") on our Mortgage-Backed Securities for the quarters ended June 30, 2002 and 2001 was 25%. CPR is an assumed rate of prepayment for our Mortgage-Backed Securities, expressed as an annual rate of prepayment relative to the outstanding principal balance of our Mortgage-Backed Securities. CPR does not purport to be either a historical description of the prepayment experience of our Mortgage-Backed Securities or a prediction of the anticipated rate of prepayment of our Mortgage-Backed Securities.

     Principal prepayments had a negative effect on our earning asset yield for the quarters ended June 30, 2002 and 2001 because we adjust our rates of premium amortization and discount accretion monthly based upon the effective yield method, which takes into consideration changes in prepayment speeds.

     Interest Expense and the Cost of Funds

     We anticipate that our largest expense will be the cost of borrowed funds. We had average borrowed funds of $9.1 billion and total interest expense of $47.9 million for the quarter ended June 30, 2002. We had average borrowed funds of $4.0 billion and total interest expense of $45.3 million for the quarter ended June 30, 2001. Our average cost of funds was 2.10% for the quarter ended June 30, 2002 and 4.49% for the quarter ended June 30, 2001. The cost of funds rate decreased 2.39% and the average borrowed funds increased by $5.1 billion for the quarter ended June 30, 2002 when compared to the quarter ended June 30, 2001. Interest expense for the quarter increased 6% due to the large increase in the average repurchase balance, resulting from deployment of the Company's strategy after the capital raises in September 2001 and January 2002.

     We had average borrowed funds of $8.1 billion and total interest expense of $87.9 million for the six months ended June 30, 2002. We had average borrowed funds of $3.2 billion and total interest expense of $78.7 million for the six months ended June 30, 2001. Our average cost of funds was 2.16% for the six months ended June 30, 2002 and 4.93% for the six months ended June 30, 2001. The cost of funds rate decreased 2.77% and the average borrowed funds increased by $4.9 billion for the six months ended June 30, 2002 when compared to the six months ended June 30, 2001.

     With our current asset/liability management strategy, changes in our cost of funds are expected to be closely correlated with changes in short-term LIBOR, although we have choosen to extend the maturity of our liabilities. Our average cost of funds was 0.25% above average one-month LIBOR and 0.01% below average six-month LIBOR for the quarter ended June 30, 2002. Our average cost of funds was 0.22% above average one-month LIBOR and 0.16% above average six-month LIBOR for the quarter ended June 30, 2001.

     The table below shows our average borrowed funds and average cost of funds as compared to average one-month and average six-month LIBOR for the quarters ended June 30, 2002, March 31, 2002, the year ended December 31, 2001 and the four quarters in 2001.






                                                           Average Cost of Funds

                                                                              Average
                                                                             One-Month   Average Cost   Average Cost
                                                                               LIBOR       of Funds       of Funds
                                                                            Relative to   Relative to   Relative to
                         Average             Average    Average   Average      Average       Average       Average
                         Borrowed   Interest Cost of   One-Month Six-Month   Six-Month     One-Month     Six-Month
                           Funds    Expense    Funds     LIBOR     LIBOR       LIBOR         LIBOR         LIBOR
                        ---------  --------  -------   --------- ---------   ---------     ---------     ---------
                                                 (dollars in thousands)


For the Quarter Ended
  June 30, 2002          $9,102,992 $47,860    2.10%     1.85%     2.11%      (0.26%)        0.25%        (0.01%)
For the Quarter Ended
  March 31, 2002         $7,192,222 $40,012    2.23%     1.85%     2.06%      (0.21%)        0.38%         0.17%
----------------------------------------------------------------------------------------------------------------------
For the Year Ended
  December 31, 2001      $4,388,900 $168,055   3.83%     3.88%     3.73%       0.15%        (0.05%)        0.10%
For the Quarter Ended
   December 31, 2001     $6,166,998 $40,698    2.64%     2.20%     2.16%       0.04%         0.44%         0.48%
For the Quarter Ended
   September 30, 2001    $4,997,922 $48,620    3.89%     3.55%     3.47%       0.08%         0.34%         0.42%
For the Quarter Ended
  June 30, 2001          $4,035,022 $45,254    4.49%     4.27%     4.12%       0.15%         0.22%         0.37%
For the Quarter Ended
  March 31, 2001         $2,355,658 $33,453    5.68%     5.51%     5.18%       0.33%         0.17%         0.50%




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

     Net Interest Income

     Our net interest income, which equals interest income less interest expense, totaled $61.6 million for the quarter ended June 30, 2002 and $19.5 million for the quarter ended June 30, 2001. Our net interest income increased because of the increased asset size of the company and the increase in the interest rate spread. Our net interest spread, which equals the yield on our average assets for the period less the average cost of funds for the period, was 2.45% for the quarter ended June 30, 2002 as compared to 1.60% for the quarter ended June 30, 2001. This 85 basis point increase in spread income is reflected in the increase in net interest income.

     Our net interest income, which equals interest income less interest expense, totaled $114.5 million for the six months ended June 30, 2002 and $28.5 million for the six months ended June 30, 2001. Our net interest income increased as a direct result of the equity offerings during the third quarter of 2001 and the first quarter of 2002. Our net interest spread, which equals the yield on our average assets for the period less the average cost of funds for the period, was 2.54% for the six months ended June 30, 2002 as compared to 1.42% for the six months ended June 30, 2001. This 112 basis point increase in spread income is reflected in the increase in net interest income.

     The table below shows our interest income by earning asset type, average earning assets by type, total interest income, interest expense, average repurchase agreements, average cost of funds, and net interest income for the quarters ended June 30, 2002, March 31, 2002, the year ended December 31, 2001, and the four quarters in 2001.



                                                    GAAP Net Interest Income


                         Average    Interest                         Yield on
                        Mortgage-   Income                           Average   Average
                         Backed     Mortgage    Average      Total   Interest Balance of          Average    Net
                       Securities   -Backed     Cash        Interest Earning  Repurchase Interest Cost of  Interest
                          Held     Securities  Equivalents   Income  Assets   Agreements  Expense  Funds    Income
                      -----------  ----------  -----------  -------- -------  ---------- -------- -------  --------
                                              (dollars in thousands)


  For the Quarter
  Ended
  June 30, 2002       $9,629,332   $109,423       $2       $109,423  4.55%   $9,102,992  $47,860   2.10%   $61,563

  For the Quarter
   Ended
  March 31, 2002      $7,610,006    $92,900       $2       $92,900   4.88%   $7,192,222  $40,012   2.23%   $52,888
  ------------------------------------------------------------------------------------------------------------------
  For the Year Ended
    December 31, 2001 $4,682,778   $263,058       $2       $263,058  5.62%   $4,388,900  $168,055  3.83%   $95,003
  For the Quarter
    Ended
    December 31, 2001 $6,708,928   $80,060        $2       $80,060   4.77%   $6,166,998  $40,698   2.64%   $39,361
  For the Quarter
   Ended
   September 30, 2001 $5,263,231   $75,774        $2       $75,774   5.76%   $4,997,922  $48,620   3.89%   $27,154
  For the Quarter
   Ended June 30,
   2001               $4,256,864   $64,790        $2       $64,790   6.09%   $4,035,022  $45,284   4.49%   $19,506
  For the Quarter
   Ended March 31,
   2001               $2,502,088   $42,434        $2       $42,434   6.78%   $2,355,658  $33,453   5.68%    $8,981



     Gains and Losses on Sales of Mortgage-Backed Securities

     For the quarter ended June 30, 2002, we sold Mortgage-Backed Securities with an aggregate historical amortized cost of $413.6 million for an aggregate gain of $1.3 million. For the quarter ended June 30, 2001, we sold Mortgage-Backed Securities with an aggregate historical amortized cost of $196.3 million for an aggregate gain of $481,936. The difference between the sale price and the historical amortized cost of our Mortgage-Backed Securities is a realized gain and increases income accordingly. We do not expect to sell assets on a frequent basis, but may from time to time sell existing assets to move into new assets, which our management believes might have higher risk-adjusted returns, or to manage our balance sheet as part of our asset/liability management strategy.

     For the six months ended June 30, 2002, we sold Mortgage-Backed Securities with an aggregate historical amortized cost of $803.7 million for an aggregate gain of $4.8 million. For the six months ended June 30, 2001, we sold Mortgage-Backed Securities with an aggregate historical amortized cost of $347.9 million for an aggregate gain of $751,414. The difference between the sale price and the historical amortized cost of our Mortgage-Backed Securities is a realized gain and increases income accordingly.


     Credit Losses

     We have not experienced credit losses on our Mortgage-Backed Securities to date. We have limited our exposure to credit losses on our Mortgage-Backed Securities by purchasing only securities issued or guaranteed by FNMA, FHLMC or GNMA which, although not rated, carry an implied "AAA" rating.

     General and Administrative Expense

     General and administrative ("G&A") expenses were $3.5 million for the quarter ended June 30, 2002 and $1.4 million for the quarter ended June 30, 2001. G&A expenses as a percentage of average assets was 0.13% and 0.12% on an annualized basis for the quarters ended June 30, 2002 and 2001, respectively. G&A expenses as a percentage of average equity was 1.37% and 1.44% on an annualized basis for the quarters ended June 30, 2002 and 2001, respectively. The Company is internally managed and continues to be a low-cost provider. Even though G&A expenses increased by $2.1 million for the quarter ended June 30, 2002, when compared to the quarter ended June 30, 2001, G&A as a percentage of average assets increased by only one basis point.


                 GAAP G&A Expenses and Operating Expense Ratios

                                                                 Total G&A         Total G&A
                                                              Expenses/Average  Expenses/Average
                                                Total G&A         Assets             Equity
                                                Expenses       (annualized)       (annualized)
                                                --------      ----------------  ----------------
                                                           (dollars in thousands)
  For the Quarter Ended June 30, 2002            $3,536            0.13%             1.37%
  For the Quarter Ended March 31, 2002           $3,255            0.14%             1.55%
  -----------------------------------------------------------------------------------------------
  For the Year Ended December 31, 2001           $7,311            0.14%             1.67%
  For the Quarter Ended December 31, 2001        $3,004            0.17%             1.78%
  For the Quarter Ended September 30, 2001       $1,993            0.13%             1.76%
  For the Quarter Ended June 30, 2001            $1,393            0.12%             1.45%
  For the Quarter Ended March 31, 2001            $921             0.13%             1.90%



     Net Income and Return on Average Equity

     Our net income was $59.4 million for the quarter ended June 30, 2002 and $18.6 million for the quarter ended June 30, 2001. Our return on average equity was 23.08% for the quarter ended June 30, 2002 and 19.42% for the quarter ended June 30, 2001. The increase in net income is a direct result of the increase in capital from the two offerings completed in the time period of September 2001 to January 2002. As previously mentioned, the new capital allowed us to grow the balance sheet and ultimately grow earnings. The table below shows our net interest income, gain on sale of Mortgage-Backed Securities and G&A expenses each as a percentage of average equity, and the return on average equity for the quarters ended June 30, 2002, March 31, 2002, the year ended December 31, 2001, and for the four quarters in 2001.



                     Components of Return on Average Equity
                    (Ratios for all Quarters are annualized)

                                                             Gain on Sale of
                                              Net Interest   Mortgage-Backed        G&A         Return on
                                             Income/Average  Securities/AveragExpenses/Average   Average
                                                 Equity           Equity      e    Equity         Equity

For the Quarter Ended June 30, 2002              23.93%           0.52%            1.37%          23.08%
For the Quarter Ended March 31, 2002             25.24%           1.63%            1.55%          25.32%
------------------------------------------------------------------------------------------------------------
For the Year Ended December 31, 2001             21.72%           1.05%            1.67%          21.10%
For the Quarter Ended December 31, 2001          23.34%           1.57%            1.78%          23.13%
For the Quarter Ended September 30, 2001         23.97%           1.05%            1.76%          23.26%
For the Quarter Ended June 30, 2001              20.37%           0.50%            1.44%          19.42%
For the Quarter Ended March 31, 2001             18.54%           0.56%            1.90%          17.20%



Financial Condition

     Mortgage-Backed Securities

     All of our Mortgage-Backed Securities at June 30, 2002 were adjustable-rate or fixed-rate Mortgage-Backed Securities backed by single-family mortgage loans. All of the mortgage assets underlying these Mortgage-Backed Securities were secured with a first lien position on the underlying single-family properties. All our Mortgage-Backed Securities were FHLMC, FNMA or GNMA mortgage pass-through certificates or collateralized mortgage obligations ("CMOs"), which carry an actual or implied "AAA" rating. We mark-to-market all of our earning assets at liquidation value.

     We accrete discount balances as an increase in interest income over the life of discount Mortgage-Backed Securities and we amortize premium balances as a decrease in interest income over the life of premium Mortgage-Backed Securities. At June 30, 2002 and December 31, 2001, we had on our balance sheet a total of $1.6 million and $2.1 million respectively, of unamortized discount (which is the difference between the remaining principal value and current historical amortized cost of our Mortgage-Backed Securities acquired at a price below principal value) and a total of $225.7 million and $139.4 million, respectively, of unamortized premium (which is the difference between the remaining principal value and the current historical amortized cost of our Mortgage-Backed Securities acquired at a price above principal value).

     We received mortgage principal repayments of $864.9 million for the quarter ended June 30, 2002 and $381.3 million for the quarter ended June 30, 2001. Given our current portfolio composition, if mortgage principal prepayment rates were to increase over the life of our Mortgage-Backed Securities, all other factors being equal, our net interest income would decrease during the life of these Mortgage-Backed Securities as we would be required to amortize our net premium balance into income over a shorter time period. Similarly, if mortgage principal prepayment rates were to decrease over the life of our Mortgage-Backed Securities, all other factors being equal, our net interest income would increase during the life of these Mortgage-Backed Securities, as we would amortize our net premium balance over a longer time period.

     The table below summarizes our Mortgage-Backed Securities at June 30, 2002, March 31, 2002, December 31, 2001, September 30, 2001, June 30, 2001, and March 31, 2001.




                           Mortgage-Backed Securities


                                                                   Amortized                Estimated Fair   Weighted
                                               Net     Amortized Cost/Principal  Estimated  Value/Principal  Average
                           Principal Value   Premium      Cost       Value       Fair Value    Value         Yield
                                                        (dollars in thousands)

At June 30, 2002             $10,833,374     $224,114  $11,057,488  102.07%     $11,124,771   102.69%        3.90%
At March 31, 2002            $9,982,678      $193,048  $10,175,726  101.93%     $10,206,228   102.24%        4.31%
----------------------------------------------------------------------------------------------------------------------
At December 31, 2001         $7,399,941      $137,269  $7,537,210   101.86%     $7,575,379    102.37%        4.41%
At September 30, 2001        $6,275,501       $96,674  $6,372,175   101.54%     $6,428,853    102.44%        5.17%
At June 30, 2001             $5,498,235       $69,193  $5,567,428   101.26%     $5,572,288    101.34%        5.75%
At March 31, 2001            $3,455,436       $42,023  $3,497,459   101.22%     $3,500,610    101.31%        6.43%



     The tables below set forth certain characteristics of our Mortgage-Backed Securities. The index level for adjustable-rate Mortgage-Backed Securities is the weighted average rate of the various short-term interest rate indices, which determine the coupon rate.



            Adjustable-Rate Mortgage-Backed Security Characteristics

                                                                  Weighted                              Principal Value
                                 Weighted   Weighted   Weighted    Average                  Weighted    at Period End as
                                 Average     Average   Average     Term to      Weighted    Average       % of Total
                      Principal  Coupon       Index      Net         Next        Average     Asset       Mortgage-Backed
                        Value       Rate      Level     Margin    Adjustment   Lifetime Cap  Yield       Securities
                                                            (dollars in thousands)
At June 30, 2002      $7,939,126   4.57%      2.96%     1.61%     12 months      10.46%       3.17%         73.28%
At March 31, 2002     $7,248,832   4.94%      3.25%     1.69%     16 months      10.73%       3.52%         72.61%
-------------------------------------------------------------------------------------------------------------------------
At December 31, 2001  $5,793,250   5.90%      3.95%     1.95%     24 months      11.49%       3.87%         78.29%
At September 30, 2001 $4,789,570   6.24%      4.31%     1.93%     27 months      11.46%       4.76%         76.32%
At June 30, 2001      $3,997,580   6.47%      4.60%     1.87%     26 months      11.37%       5.38%         72.71%
At March 31, 2001     $2,495,296   7.01%      5.14%     1.87%     26 months      11.57%       6.35%         72.21%




               Fixed-Rate Mortgage-Backed Security Characteristics

                                                                          Principal Value at
                                                                             Period End as %
                                               Weighted       Weighted         of Total
                                                Average       Average        Mortgage-Backed
                        Principal Value      Coupon Rate    Asset Yield       Securities

                                                (dollars in thousands)
At June 30, 2002            $2,894,248          7.09%           5.91%           26.72%
At March 31, 2002           $2,733,846          7.01%           6.40%           27.39%
---------------------------------------------------------------------------------------------
At December 31, 2001        $1,606,691          6.92%           6.33%           21.71%
At September 30, 2001       $1,485,931          6.88%           6.48%           23.68%
At June 30, 2001            $1,500,655          6.83%           6.71%           27.29%
At March 31, 2001            $960,140           6.79%           6.69%           27.79%


     At June 30, 2002 and December 31, 2001 we held Mortgage-Backed Securities with coupons linked to the one-month and six month LIBOR, six month average auction, 12-month cumulative average, six-month CD rate, one-year, two-year, three-year, and five-year Treasury indices.



                                                   Adjustable-Rate Mortgage-Backed Securities by Index
                                                                      June 30, 2002


                                                    Six-Month   12-Month              1-Year      2-Year     3-Year      5-Year
                              One-Month  Six-Month   Auction     Moving   Six-Month  Treasury    Treasury   Treasury    Treasury
                                LIBOR      LIBOR     Average    Average    CD Rate     Index      Index      Index       Index
                              ---------  ---------  ---------   --------  ---------  --------    --------   --------    --------

Weighted Average
  Adjustment Frequency           1mo.      6 mo.      6 mo.      1 mo.      6 mo.     12 mo.      24 mo.      36 mo.     60 mo.
Weighted Average Term to
  Next Adjustment                1mo.     49 mo.      2 mo.      1 mo.      2 mo.     26 mo.      13 mo.      20 mo.     34 mo.
Weighted Average Annual
  Period Cap                     None      2.00%      1.00%       None      1.00%      1.95%       2.00%       2.00%      2.00%
Weighted Average Lifetime
  Cap at June 30, 2002          9.02%     11.49%     12.99%     10.37%     11.59%     12.05%      11.88%      12.82%     12.65%
Mortgage Principal Value as
  Percentage of Mortgage-
  Backed Securities at
  June 30, 2002                38.57%      0.07%      0.03%      0.69%      0.17%     31.96%       0.03%       1.12%      0.64%





                                                Adjustable-Rate Mortgage-Backed Securities by Index
                                                                 December 31, 2001


                                                      Six-Month  12-Month              1-Year       3-Year      5-Year
                                One-Month  Six-Month   Auction    Moving    Six-Month  Treasury    Treasury    Treasury
                                  LIBOR      LIBOR     Average    Average   CD Rate     Index       Index        Index
                                ---------  ---------  ---------  --------   ---------  -------     -------     --------

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

     Borrowings

     To date, our debt has consisted entirely of borrowings collateralized by a pledge of our Mortgage-Backed Securities. These borrowings appear on our balance sheet as repurchase agreements. At June 30, 2002, we had established uncommitted borrowing facilities in this market with twenty-four lenders in amounts, which we believe, are in excess of our needs. All of our Mortgage-Backed Securities are currently accepted as collateral for these borrowings. However, we limit our borrowings, and thus our potential asset growth, in order to maintain unused borrowing capacity and thus increase the liquidity and strength of our balance sheet.

     For the quarter ended June 30, 2002 the term to maturity of our borrowings ranged from one day to three years, with a weighted average original term to maturity of 181 days. For the quarter ended June 30, 2001, the term to maturity of our borrowings ranged from one day to three years, with a weighted average original term to maturity of 121 days. At June 30, 2002, the weighted average cost of funds for all of our borrowings was 2.10% and the weighted average term to next rate adjustment was 139 days. At June 30, 2001, the weighted average cost of funds for all of our borrowings was 4.06% and the weighted average term to next rate adjustment was 87 days.

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

     Stockholders' Equity

     We use "available-for-sale" treatment for our Mortgage-Backed Securities; we carry these assets on our balance sheet at estimated market value rather than historical amortized cost. Based upon this "available-for-sale" treatment, our equity base at June 30, 2002 was $1.0 billion, or $12.65 per share. If we had used historical amortized cost accounting, our equity base at June 30, 2002 would have been $982.3 million, or $11.84 per share. Our equity base at June 30, 2001 was $450.0 million, or $10.07 per share. If we had used historical amortized cost accounting, our equity base at June 30, 2001 would have been $445.1 million, or $9.96 per share. During the quarter ended June 30, 2001, the Company raised additional capital in the amount of $195.3 million in a secondary offering.

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



                                                           Unrealized Gains and Losses
                                                              (dollars in thousands)

                                            At         At          At             At            At           At
                                         June 30,  March 31,  December 31,  September 30,    June 30,    March 31,
                                           2002       2002        2001           2001          2001         2001
                                        -----------------------------------------------------------------------------
Unrealized Gain                            $75,832    $46,894       $53,935    $67,459       $19,322      $12,606
Unrealized Loss                            (8,549)   (16,392)      (15,766)    (10,782)      (14,462)     (9,455)
                                        -----------------------------------------------------------------------------
Net Unrealized Gain                        $67,283    $30,502       $38,169    $56,677        $4,860       $3,151
                                        =============================================================================
Net Unrealized Gain as % of Mortgage-
  Backed Securities Principal Value          0.62%      0.31%         0.52%          0.90%        0.08%        0.09%
Net Unrealized Gain as % of Mortgage-
  Backed Securities Amortized Cost           0.61%      0.30%         0.51%          0.90%        0.08%        0.09%


     Unrealized  changes in the  estimated  net market value of  Mortgage-Backed
Securities have one direct effect on our potential earnings and dividends: positive mark-to-market changes increase our equity base and allow us to increase our borrowing capacity while negative changes decrease our equity base and tend to limit borrowing capacity under our capital investment policy. A very large negative change in the net market value of our Mortgage-Backed Securities might impair our liquidity position, requiring us to sell assets with the likely result of realized losses upon sale. "Unrealized Net Gains on Available for Sale Securities" was $67.3 million, or 0.61% of the amortized cost of our Mortgage-Backed Securities at June 30, 2002. "Unrealized Net Gains on Available for Sale Securities" was $38.2 million or 0.51% of the amortized cost of our Mortgage-Backed Securities at December 31, 2001.

     The table below shows our equity capital base as reported and on a historical amortized cost basis at June 30, 2002, March 31, 2002, December 31, 2001, September 30, 2001, June 30, 2001 and March 31, 2001. Issuances of common stock, the level of GAAP earnings as compared to dividends declared, and other factors influence our historical cost equity capital base. The GAAP reported equity capital base is influenced by these factors plus changes in the "Unrealized Net Losses on Assets Available for Sale" account.



                              Stockholders' Equity

                                          Net Unrealized       GAAP          Historical          GAAP
                           Historical     Gains (Losses)on    Reported     Amortized Cost      Reported
                         Amortized Cost   Assets Available    Equity Base    Equity Per       Equity (Book
                           Equity Base        for Sale        (Book Value      Share        Value) Per Share
                         -----------------------------------------------------------------------------------
                                            (dollars in thousands, except per-share data)

At June 30, 2002            $982,348          $67,283         $1,049,631       $11.84           $12.65
At March 31, 2002           $978,186          $30,502         $1,008,688       $11.80           $12.17
-------------------------------------------------------------------------------------------------------------
At December 31, 2001        $629,188          $38,169          $667,357        $10.52           $11.15
At September 30, 2001       $625,368          $56,677          $682,045        $10.47           $11.41
At June 30, 2001            $445,091           $4,860          $449,951         $9.96           $10.07
At March 31, 2001           $248,732           $3,151          $251,883         $9.67            $9.80



     Leverage

     Our debt-to-GAAP reported equity ratio at June 30, 2002 and June 30, 2001 was 8.8:1 and 10:1, respectively. We generally expect to maintain a ratio of debt-to-equity of between 8:1 and 12:1, although the ratio may vary from this range from time to time based upon various factors, including our management's opinion of the level of risk of our assets and liabilities, our liquidity position, our level of unused borrowing capacity and over-collateralization levels required by lenders when we pledge assets to secure borrowings.

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

     Other Matters

     We calculate that our qualified REIT assets, as defined in the Internal Revenue Code, are 100% and 99.4% of our total assets at June 30, 2002 and 2001, as compared to the Internal Revenue Code requirement that at least 75% of our total assets be qualified REIT assets. We also calculate that 100% of our revenue qualifies for the 75% source of income test, and 100% of our revenue qualifies for the 95% source of income test, under the REIT rules for the quarters ended June 30, 2002 and 2001. We also met all REIT requirements regarding the ownership of our common stock and the distribution of our net income. Therefore, as of June 30, 2002 and 2001, we believe that we qualified as a REIT under the Internal Revenue Code.

     We at all times intend to conduct our business so as not to become regulated as an investment company under the Investment Company Act. If we were to become regulated as an investment company, then our use of leverage would be substantially reduced. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" (qualifying interests). Under current interpretation of the staff of the SEC, in order to qualify for this exemption, we must maintain at least 55% of our assets directly in qualifying interests. In addition, unless certain mortgage securitites represent all the certificates issued with respect to an underlying pool of mortgages, the Mortgage-Backed Securities may be treated as securities separate from the underlying mortgage loans and, thus, may not be considered qualifying interests for purposes of the 55% requirement. We calculate that as of June 30, 2002 and 2001 we were in compliance with this requirement.

ITEM. 3           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     Our profitability and the value of our portfolio may be adversely affected during any period as a result of changing interest rates. The following table quantifies the potential changes in net interest income and portfolio value should interest rates go up or down 50, 100, and 200 basis points, assuming the yield curves of the rate shocks will be parallel to each other and the current yield curve. All changes in income and value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at June 30, 2002 and various estimates regarding prepayment and all activities are made at each level of rate shock. Actual results could differ significantly from these estimates.




                                             Projected Percentage Change in         Projected Percentage Change in
  Change in Interest Rate                       Net Interest Income                      Portfolio Value
----------------------------------------------------------------------------------------------------------------------

-200 Basis Points                                         11%                                    2%
-100 Basis Points                                         3%                                     1%
-50 Basis Points                                          1%                                     1%
Base Interest Rate
+50 Basis Points                                         (3%)                                   (1%)
+100 Basis Points                                        (8%)                                   (2%)
+200 Basis Points                                        (17%)                                  (6%)





ASSET AND LIABILITY MANAGEMENT

     Asset and liability management is concerned with the timing and magnitude of the repricing of assets and liabilities. We attempt to control risks associated with interest rate movements. Methods for evaluating interest rate risk include an analysis of our interest rate sensitivity "gap", which is the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities. A gap is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to affect net interest income adversely. Because different types of assets and liabilities with the same or similar maturities may react differently to changes in overall market rates or conditions, changes in interest rates may affect net interest income positively or negatively even if an institution were perfectly matched in each maturity category.

     The following table sets forth the estimated maturity or repricing of our interest-earning assets and interest-bearing liabilities at June 30, 2002. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except adjustable-rate loans, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature. Mortgage-Backed Securities reflect estimated prepayments that were estimated based on analyses of broker estimates, the results of a prepayment model that we utilized and empirical data. Our management believes that these assumptions approximate actual experience and considers them reasonable; however, the interest rate sensitivity of our assets and liabilities in the table could vary substantially if different assumptions were used or actual experience differs from the historical experience on which the assumptions are based.




                                                                          More than 1
                                         Within 3                          Year to 3        3 Years and
                                          Months         4-12 Months         Years             Over            Total
                                     ---------------- ----------------- ---------------- ---------------- --------------
                                                                   (dollars in thousands)
Rate Sensitive Assets:
  Mortgage-Backed Securities           $4,311,010         $868,331        $1,975,776       $3,678,257      $10,833,374

Rate Sensitive Liabilities:
  Repurchase Agreements                 7,947,411                          1,237,473                         9,184,883
                                     ---------------- ----------------- ---------------- ---------------- --------------

Interest rate sensitivity gap         ($3,636,401)        $868,331         $738,303        $3,678,257      $1,648,491
                                     ================ ================= ================ ================ ==============

Cumulative rate sensitivity gap       ($3,636,401)      ($2,768,069)     ($2,029,766)      $1,648,491
                                     ================ ================= ================ ================ ==============

Cumulative interest rate
sensitivity gap as a percentage of
total rate-sensitive assets               (34%)            (26%)             (19%)             15%





Our analysis of risks is based on management's experience, estimates, models and assumptions. These analyses rely on models which utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or implementation of investment decisions by our management may produce results that differ significantly from the estimates and assumptions used in our models and the projected results shown in the above tables and in this report. These analyses contain certain forward-looking statements and are subject to the safe harbor statement set forth under the heading, "Special Note Regarding Forward-Looking Statements."

PART II. OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The annual meeting of stockholders of Annaly Mortgage Management, Inc. was held on May 17, 2002.

(b)  All Class III director nominees were elected.

(c) Certain matters voted upon at the meeting and the votes cast with the respect to such matters are as follows:

Proposals and Vote Tabulations



                                                                                                         Broker Non-
                            Director                        Votes Received       Votes Withheld            Votes
              --------------------------------------------------------------------------------------------------------

              Michael A.J. Farrell                             76,641,386                607,657                   0

              Jonathan D. Green                                76,706,790                542,253                   0

              John A. Lambiase                                 76,639,411                609,632                   0




The continuing directors of the Company are Kevin P. Brady, Spencer I. Browne, Wellington J. Denahan, and Donnell A. Segalas.

Management Proposals



                                                             Votes Cast
                                                -----------------------------------
                                                                                                            Broker
                                                         For             Against            Abstain         Non-votes

Approval of the appointment of independent
auditors for 2002                                    76,775,429            361,922            111,692               0

Approval of charter amendment increasing the
number of authorized shares of
capital stock.                                       55,946,348          1,017,564            285,131               0




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibit Index

Exhibit Number                      Exhibit Description

3.1 Articles of Amendment of the registrant (incorporated by reference to Exhibit 3.1 of the registrant's Registration Statement on Form S-3 (Registration Statement 333-74618) filed with the Securities and Exchange Commission on June 12, 2002).

99.1 Certification of Chief Executive Officer regarding Periodic
                                    Report containing Financial Statements.

99.2 Certification of Chief Financial Officer regarding Periodic Report containing Financial Statements.

(b)      Reports

     The following current report on Form 8-K was filed by the company subsequent to the second quarter of 2002:

     The Company filed a Form 8-K on August 8, 2002, with respect to the Company's entering into a sales agency agreement with UBS Warburg LLC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ANNALY MORTGAGE MANAGEMENT, INC.

Dated:   August 13, 2002      By:/s/  Michael A.J. Farrell
                                 -------------------------
                              Michael A.J. Farrell
                              Chairman of the Board and Chief Executive Officer
                              (authorized officer of registrant)

Dated:   August 13, 2002      By:/s/  Kathryn F. Fagan
                                 ---------------------
                              Kathryn F. Fagan
                              Chief Financial Officer and Treasurer
                              (principal financial and accounting officer)

EXHIBIT 99.1
                         ANNALY MORTGAGE MANAGEMENT, INC.
                           1211 AVENUE OF THE AMERICAS
                                   SUITE 2902
                            NEW YORK, NEW YORK 10036


                        CERTIFICATION OF CHIEF EXECUTIVE
                  OFFICER REGARDING PERIODIC REPORT CONTAINING
                              FINANCIAL STATEMENTS


     I, Michael A.J. Farrell, the Chairman of the Board of Directors, Chief Executive Officer, and President of Annaly Mortgage Management, Inc. (the "Company") in compliance with 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, hereby certify that, the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002 (the "Report") filed with the Securities and Exchange Commission:

o fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

o the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




                         /s/ Michael A.J. Farrell

                         Michael A.J. Farrell

                         Chairman of the Board of Directors, Chief Executive Officer, and President
                         August 13, 2002

EXHIBIT 99.2

                          ANNALY MORTGAGE MANAGEMENT, INC.
                           1211 AVENUE OF THE AMERICAS
                                  SUITE 2902
                           NEW YORK, NEW YORK 10036


                        CERTIFICATION OF CHIEF FINANCIAL
                  OFFICER REGARDING PERIODIC REPORT CONTAINING
                              FINANCIAL STATEMENTS


     I, Kathryn F. Fagan, the Chief Financial Officer and Treasurer of Annaly Mortgage Management, Inc. (the "Company") in compliance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, hereby certify that, the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002 (the "Report") filed with the Securities and Exchange
Commission:

o fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

o the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




                                  /s/ Kathryn F. Fagan

                                  Kathryn F. Fagan

                                  Chief Financial Officer and Treasurer

                                  August 13, 2002