Form 10-Q
period 2002-11-05
ANNALY MORTGAGE MANAGEMENT INC
filed 2002-11-12
CIK 1043219

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2002

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

                                  Yes X No____

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the last practicable date:

          Class                           Outstanding at November 12, 2002
Common Stock, $.01 par value                      84,524,362

                        ANNALY MORTGAGE MANAGEMENT, INC.

                                   FORM 10-Q

                                      INDEX

Part I.     FINANCIAL INFORMATION
Item 1.     Financial Statements:

    Statements of Financial Condition- September 30, 2002 (Unaudited)
    and December 31, 2001                                                   1

    Statements of Operations (Unaudited) for the quarters and nine
    months ended September 30, 2002 and 2001                                2

    Statements of Stockholders' Equity (Unaudited) for the nine
    months ended September 30, 2002                                         3

    Statements of Cash Flows (Unaudited) for the quarters and
    nine months ended September 30, 2002 and 2001                           4

    Notes to Financial Statements (Unaudited)                            5-11

    Item 2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations                                 12-22

    Item 3. Quantitative and Qualitative Disclosures about Market Risk  23-24

    Item 4. Controls and Procedures                                        24

    PART II. OTHER INFORMATION

    Item 6. Exhibits and Reports on Form 8-K                               25

    SIGNATURES                                                          26-27

    CERTIFICATIONS                                                      28-32

PART I.
ITEM 1.    FINANCIAL STATEMENTS


ANNALY MORTGAGE MANAGEMENT, INC.
STATEMENTS OF FINANCIAL CONDITION


                                              SEPTEMBER 30, DECEMBER 31,
                                                  2002        2001
                                              (UNAUDITED)
                                              ------------ -----------
                                              (dollars in the thousands)

                    ASSETS

Cash and cash equivalents                          $2,002        $429
Mortgage-Backed Securities, at fair value      11,489,538   7,575,379
Receivable for Mortgage-Backed Securities sold     77,232      94,503
Accrued interest receivable                        49,950      46,804
Other assets                                        1,260         199

                                              ------------ -----------
Total assets                                  $11,619,982  $7,717,314
                                              ============ ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Repurchase agreements                       $ 9,809,968  $6,367,710
  Payable for Mortgage-Backed Securities
   purchased                                      634,598     627,064
  Accrued interest payable                         28,035      16,043
  Dividends payable                                57,465      35,896
  Other liabilities                                 2,592       2,010
  Accounts payable                                  2,319       1,234

                                              ------------ -----------
Total liabilities                              10,534,977   7,049,957
                                              ------------ -----------

Stockholders' Equity:
  Common stock: par value $.01 per share;
   500,000,000
    Authorized, 84,507,065 and 59,826,975
     shares issued
    and outstanding, respectively                     845         598
  Additional paid-in capital                    1,002,197     623,986
  Accumulated other comprehensive gain             74,382      38,169
  Retained earnings                                 7,581       4,604

                                              ------------ -----------
Total stockholders' equity                      1,085,005     667,357
                                              ------------ -----------

Total liabilities and stockholders' equity    $11,619,982  $7,717,314
                                              ============ ===========

See notes to financial statements.

PART I.
ITEM 1.     FINANCIAL STATEMENTS

                        ANNALY MORTGAGE MANAGEMENT, INC.
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                        For the     For the     For the     For the
                         Quarter     Quarter      Nine        Nine
                          Ended       Ended      months      months
                        September   September     ended       ended
                           30,         30,      September   September
                          2002        2001         30,         30,
                                                  2002        2001
                       ----------------------- ----------- -----------
                                 (dollars in the thousands)
INTEREST INCOME:
  Mortgage-Backed
   Securities
     and cash
      equivalents        $109,201     $75,774    $311,524    $182,998

INTEREST EXPENSE:
  Repurchase agreements    54,012      48,620     141,884     127,357
                       ----------- ----------- ----------- -----------

NET INTEREST INCOME        55,189      27,154     169,640      55,641

GAIN ON SALE OF
 MORTGAGE-BACKED
 SECURITIES                 4,747       1,184       9,500       1,936

GENERAL AND
 ADMINISTRATIVE
EXPENSES                    3,268       1,993      10,059       4,307
                       ----------- ----------- ----------- -----------

NET INCOME                 56,668      26,345     169,081      53,270
                       ----------- ----------- ----------- -----------

OTHER COMPREHENSIVE
 INCOME:
  Unrealized gain on
   available-
    for-sale securities    11,846      53,001      45,713      71,657
  Less:
   reclassification
   adjustment
   for net gains
    included in net
    income                 (4,747)     (1,184)     (9,500)     (1,936)
                       ----------- ----------- ----------- -----------
  Other comprehensive
   income                   7,099      51,817      36,213      69,721
                       ----------- ----------- ----------- -----------

COMPREHENSIVE INCOME      $63,767     $78,162    $205,294    $122,991
                       =========== =========== =========== ===========

NET INCOME PER SHARE:
  Basic                     $0.68       $0.58       $2.08       $1.51
                       =========== =========== =========== ===========

  Diluted                   $0.68       $0.57       $2.07       $1.49
                       =========== =========== =========== ===========

AVERAGE NUMBER OF
 SHARES OUTSTANDING:
  Basic                83,668,422  45,503,179  81,206,156  35,260,086
                       =========== =========== =========== ===========


  Diluted              83,939,870  45,959,693  81,490,436  35,768,890
                       =========== =========== =========== ===========

     See notes to financial statements.

PART I
ITEM 1.     FINANCIAL STATEMENTS

                        ANNALY MORTGAGE MANAGEMENT, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                                  (UNAUDITED)

                       Common
                       Stock  Additional                           Other
                         Par   Paid-In   Comprehensive Retained Comprehensive
                        Value  Capital      Income     Earnings    Income      Total
                      -----------------------------------------------------------------
                                           (dollars in thousands)
BALANCE, DECEMBER 31,
 2001                   $598   $623,986                 $4,604      $38,169   $667,357
  Net Income                                $53,043     53,043
  Other comprehensive
   income:
    Unrealized net gain
     on securities, net
     of reclassification
     adjustment                              (7,667)                 (7,667)
                                         -------------
  Comprehensive income                      $45,376                             45,376
                                         =============
  Exercise of stock
   options                          282                                            282
  Proceeds from direct
   purchase                         559                                            559
  Proceeds from
   secondary offering    231    347,106                                        347,337
  Dividends declared
   for the quarter
   ended March 31,
   2002, $0.63 per
   average share                                       (52,223)                (52,223)
                      ------------------             ----------------------------------
BALANCE, MARCH 31,
 2002                   $829   $971,933                 $5,424      $30,502 $1,008,688
  Net Income                                 $59,369    59,369
  Other comprehensive
   income:
    Unrealized net gain
     on securities,
     net of
     reclassification
     adjustment                               36,781                 36,781
                                        -------------
  Comprehensive income                       $96,150                            96,150
                                        =============
  Exercise of stock
   options                          441                                            441
  Shares exchanged upon
   excise of stock
     Options                        (76)                                           (76)
  Proceeds from direct
   purchase                         831                                            831
  Dividends declared
   for the quarter
   ended June 30,
   2002, $0.68 per
   average share                                      (56,403)                 (56,403)
                       -----------------             ----------------------------------
BALANCE, JUNE 30, 2002  $829   $973,129                $8,390      $67,283  $1,049,631
  Net Income                                 $56,668  $56,668
  Other comprehensive
   income:
    Unrealized net
     gain on
     securities, net of
     reclassification
     adjustment                                7,099                 7,099
                                        -------------
  Comprehensive income                       $63,767                            63,767
                                        =============
  Exercise of stock
   options                          123                                            123
  Proceeds from direct
   purchase                1        857                                            858
  Proceeds from equity
   shelf program
   offering               15     28,088                                         28,103
  Dividends declared
   for the quarter
    ended September 30,
     2002,
    $0.68 per average
     share                                            (57,477)                 (57,477)
                       -----------------             ----------------------------------
BALANCE, SEPTEMBER 30,
 2002                   $845 $1,002,197                $7,581       74,382  $1,085,005
                       =================             ==================================

     See notes to financial statements.


PART I
ITEM 1.     FINANCIAL STATEMENTS

                        ANNALY MORTGAGE MANAGEMENT, INC.
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                        For the     For the  For the Nine  For the Nine
                        Quarter     Quarter      months      months
                         Ended       Ended       ended       ended
                       September   September   September   September
                           30,         30,         30,         30,
                          2002        2001        2002        2001
                      ------------------------------------------------
                                 (dollars in the thousands)
Cash flows from
 operating activities:
  Net income              $56,668     $26,345    $169,081     $53,270
  Adjustments to
   reconcile net
   income to net cash
    Provided by
     operating
     activities:
      Amortization of
       mortgage
       premiums and
       discounts, net      28,229       8,685      65,917      17,623
      Gain on sale of
       Mortgage-Backed
       Securities          (4,747)     (1,184)     (9,500)     (1,936)
      Stock option
       expense                                        163
      Market value
       adjustment on
       long-term
        repurchase
         agreement          1,252         445         883         445
      (Increase)
       decrease in
       accrued
       interest
       receivable             903      (4,390)     (3,146)    (25,078)
      (Increase)
       decrease in
       other assets           (15)        (42)     (1,061)          1
      Increase in
       accrued
       interest
       payable              7,325       1,558      11,992      11,470
      Increase in
       accounts
       payable                233         687       1,084       1,209
                      ------------------------------------------------
        Net cash
         provided by
         operating
         activities        89,848      32,104     235,413      57,004
                      ------------------------------------------------

Cash flows from
 investing activities:
  Purchase of
   Mortgage-Backed
   Securities          (2,021,616) (1,924,645) (8,011,359) (5,911,154)
  Proceeds from sale
   of Mortgage-
   Backed Securities      321,237     183,408   1,129,673     532,091
  Principal payments
   of Mortgage-
   Backed
   Securities           1,014,235     506,301   2,972,127     982,052
                      ------------------------------------------------
        Net cash
         used in
         investing
         activities      (686,144) (1,234,936) (3,909,559) (4,397,011)
                      ------------------------------------------------

Cash flows from
 financing activities:
  Proceeds from
   repurchase
   agreements          18,851,415  13,193,781  60,801,326  31,869,708
  Principal payments
   on repurchase
   agreements         (18,226,432)(12,153,169)(57,359,369)(27,975,639)
  Proceeds from
   exercise of stock
   options                    123       1,196         608       1,618
  Proceeds from direct
   purchase                   859                   2,249          52
  Net proceeds from
   offerings               28,102     179,629         375,439 474,216
  Dividends paid          (56,415)    (17,871)   (144,534)    (29,212)
                      ------------------------------------------------
        Net cash
         provided by
         financing
         activities       597,652   1,203,566   3,675,719   4,340,743
                      ------------------------------------------------

Net increase in cash
 and cash equivalents       1,356         734           1,573     736

Cash and cash
 equivalents,
 beginning of period          646         115         429         113

                      ------------------------------------------------
Cash and cash
 equivalents, end of
 period                    $2,002        $849      $2,002        $849
                      ================================================

Supplemental
 disclosure of cash
 flow information:
  Interest paid           $46,687     $47,062    $129,892    $115,888
                      ================================================

Noncash financing
 activities:
  Net change in
   unrealized gain on
   available-
   for-sale
   securities              $7,099     $51,817     $36,213     $69,721
                      ================================================

  Dividends declared,
   not yet paid           $57,465     $26,893     $57,465     $26,893
                      ================================================

     See notes to financial statements.

ANNALY MORTGAGE MANAGEMENT, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(UNAUDITED)

1.    ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

     Annaly Mortgage Management, Inc. (the "Company") was incorporated in Maryland on November 25, 1996. The Company commenced its operations of purchasing and managing an investment portfolio of Mortgage-Backed Securities (as defined below) on February 18, 1997, upon receipt of the net proceeds from the private placement of equity capital. An initial public offering was completed on October 14, 1997.

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

     Unrealized losses on Mortgage-Backed Securities that are considered other than temporary, as measured by the amount of decline in fair value attributable to factors other than temporary, are recognized in income and the cost basis of the Mortgage-Backed Securities is adjusted. There were no such adjustments for the quarters ended September 30, 2002 and 2001.

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

     Credit Risk - At September 30, 2002 and December 31, 2001, the Company has limited its exposure to credit losses on its portfolio of Mortgage-Backed Securities by only purchasing securities issued by Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA"), or Government National Mortgage Association ("GNMA"). The payment of principal and interest on the FHLMC and FNMA Mortgage-Backed Securities are guaranteed by those respective agencies and the payment of principal and interest on the GNMA Mortgage-Backed Securities are backed by the full-faith-and-credit of the U.S. government. At September 30, 2002 and December 31, 2001 all of the Company's Mortgage-Backed Securities have an actual or implied "AAA" rating.

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

     Use of Estimates - The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.    MORTGAGE-BACKED SECURITIES

     The following table pertains to the Company's Mortgage-Backed Securities classified as available-for-sale as of September 30, 2002, which are carried at their fair value:

                      Federal Home  Federal   Government     Total
                          Loan      National    National    Mortgage-
                        Mortgage    Mortgage    Mortgage    Backed
                       Corporation Association Association Securities
                      ------------------------------------------------
                                   (dollars in thousands)
Mortgage-Backed
  Securities, gross    $5,362,654  $5,614,358    $193,367 $11,170,379

Unamortized discount         (967)                               (967)
Unamortized premium        99,536     142,861       3,347     245,744
                      ------------------------------------------------

Amortized cost          5,461,223   5,757,219     196,714  11,415,156

Gross unrealized gains     36,284      56,773         197      93,254
Gross unrealized
 losses                    (9,815)     (8,697)       (360)    (18,872)
                      ------------------------------------------------

Estimated fair value   $5,487,692  $5,805,295    $196,551 $11,489,538
                      ================================================

                                     Gross       Gross
                       Amortized   Unrealized  Unrealized  Estimated
                          Cost        Gain        Loss     Fair Value
                      ------------------------------------------------
                                   (dollars in thousands)
Adjustable rate        $7,723,158     $36,905    ($14,974) $7,745,089

Fixed rate              3,691,998      56,349      (3,898)  3,744,449
                      ------------------------------------------------

Total                 $11,415,156     $93,254    ($18,872)$11,489,538
                      ================================================

     The following table pertains to the Company's Mortgage-Backed Securities classified as available-for-sale as of December 31, 2001, which are carried at their fair value:

                       Federal Home  Federal   Government     Total
                           Loan      National    National    Mortgage-
                         Mortgage    Mortgage    Mortgage     Backed
                        Corporation Association Association Securities
                       -----------------------------------------------
                                   (dollars in thousands)
Mortgage-Backed
  Securities, gross     $4,426,195  $2,894,026     $79,720 $7,399,941

Unamortized discount        (1,346)       (755)          -     (2,101)
Unamortized premium         83,775      54,118       1,477    139,370
                       -----------------------------------------------
Amortized cost           4,508,624   2,947,389      81,197  7,537,210

Gross unrealized gains      32,636      21,224          75     53,935
Gross unrealized losses     (7,986)     (7,314)       (466)   (15,766)
                       -----------------------------------------------

Estimated fair value    $4,533,274  $2,961,299     $80,806 $7,575,379
                       ===============================================

                                      Gross       Gross
                        Amortized   Unrealized  Unrealized  Estimated
                           Cost        Gain        Loss     Fair Value
                       -----------------------------------------------
                                   (dollars in thousands)
Adjustable rate         $5,908,236     $44,469    $(10,049)$5,942,656

Fixed rate               1,628,974       9,466      (5,717) 1,632,723
                       -----------------------------------------------

Total                   $7,537,210     $53,935    $(15,766)$7,575,379
                       ===============================================


     The adjustable rate Mortgage-Backed Securities are limited by periodic caps (generally interest rate adjustments are limited to no more than 1% every six months) and lifetime caps. The weighted average lifetime cap was 10.4% at September 30, 2002 and 11.5% at December 31, 2001.

     During the nine months ended September 30, 2002, the Company realized $9,500,000 in gains from sales of Mortgage-Backed Securities. During the nine months ended September 30, 2001, the Company realized $1,936,000 in gains from sales of Mortgage-Backed Securities.

3.    REPURCHASE AGREEMENTS

     The Company had outstanding $9,809,968,000 and $6,367,710,000 of repurchase agreements with a weighted average borrowing rate of 2.09% and 2.18% and a weighted average remaining maturity of 137 days and 85 days as of September 30, 2002 and December 31, 2001, respectively.

     At September 30, 2002 and December 31, 2001, the repurchase agreements had the following remaining maturities:

                                               September 30, December 31,
                                                   2002        2001
                                                ----------------------
                                                (dollars in thousands)

Within 30 days                                  $7,473,119 $5,380,006
30 to 59 days                                      873,185    206,947
60 to 89 days                                            -     66,202
90 to 119 days                                           -     65,037
Over 120 days                                   $1,463,664    649,518
                                                ----------------------

Total                                           $9,809,968 $6,367,710
                                                ======================

4.   OTHER LIABILITIES

     In July 2001, the Company entered into a repurchase agreement maturing in July 2004 which grants the buyer the right to extend the agreement, in whole or in part, in three-month increments up to July 2006. The repurchase agreement has a principal value of $100,000,000. The Company accounts for the extension option as a separate interest rate floor liability carried at fair value. The initial fair value of $1,205,458 allocated to the interest rate floor resulted in a similar discount on the repurchase agreement borrowings that is being amortized over the initial term of 3 years using the effective yield method. At September 30, 2002, the fair value of this interest rate floor was a $2,592,000 and was classified as other liabilities.


5.   COMMON STOCK

     During the nine months ended September 30, 2002, 77,032 options were exercised under the long-term compensation plan at $846,000. Total shares exchanged upon exercise of the stock options were 4,444 shares at a value of $76,000. Also, 123,402 shares were purchased in the dividend reinvestment and direct purchase program at $2,248,000. Also, under the equity shelf program, 1,484,100 shares were issued for net proceeds of $28.1 million. An offering for 23,000,000 shares was completed during the first quarter of 2002 for approximate net proceeds of $347.3 million. During the nine months ending September 30, 2002, the Company declared dividends to shareholders totaling $166.1 million or $1.99 per share, which $57.5 million was paid on October 29, 2002.

     During the year ended December 31, 2001, 274,231 options were exercised at $2,975,000. Total shares exchanged upon exercise of the stock options were 41,620 at a value of $588,000. Also, 10,856 shares were purchased in the dividend reinvestment and share purchase plan, totaling $142,000. The Company completed an offering of common stock in the third quarter issuing 14,991,600 shares, with aggregate net proceeds of $179.6 million. An offering of common stock during the second quarter of 2001 was completed issuing 18,918,500 shares, with aggregate net proceeds of $195.3 million. Additional offerings for 11,150,000 shares were completed during the first quarter of 2001 for aggregate net proceeds of $99.3 million. During the year ended December 31, 2001, the Company declared dividends to shareholders totaling $88.4 million, or $1.75 per share, of which $52.5 million was paid during the year and $35.9 million was paid on January 30, 2002.

6.   EARNINGS PER SHARE (EPS)

     For the quarter ended September 30, 2002, the reconciliation is as follows:

                                            For the Quarter Ended
                                             September 30, 2002
                                            (in thousands, except
                                               per share data)
                                       ----------------------------------
                                                                  Per-
                                         Income       Shares     Share
                                       (Numerator)(Denominator)  Amount
                                       ----------------------------------
Net income                                $56,668
                                       -----------

Basic earnings per share                  $56,668      83,668      $0.68
                                                              ===========

Effect of dilutive securities:
  Dilutive stock options                                  271

                                       -----------------------
  Diluted earnings per share              $56,668      83,939      $0.68
                                       ==================================

     For the nine months ended September 30, 2002, the reconciliation is as follows:

                                          For the Nine months ended
                                              September 30, 2002
                                          (in thousands, except
                                               per share data)
                                       ----------------------------------
                                                                  Per-
                                         Income        Shares     Share
                                        (Numerator) (Denominator) Amount
                                       ----------------------------------
Net income                               $169,081
                                       -----------

Basic earnings per share                 $169,081      81,206      $2.08
                                                                =========

Effect of dilutive securities:
  Dilutive stock options                                  284

                                       -----------------------
  Diluted earnings per share             $169,081      81,490      $2.07
                                       ==================================


     Options to purchase 601,677 shares were outstanding during the quarter ended September 30, 2002 and were dilutive as the exercise price of between $7.94 and $13.69 was less than the average stock price for the quarter of $18.83. Options to purchase 6,250 shares of stock were outstanding and not considered dilutive. The exercise price of $20.35 was greater than the average stock price for the quarter of $18.83. Options to purchase, 601,677 shares were outstanding during the nine months ended September 30, 2002 and were dilutive as the exercise price of between $7.94 and $13.69 was less than the average stock price for the nine months of $17.98. Options to purchase 6,250 shares of stock were outstanding and not considered dilutive. The exercise price of $20.35 was greater than the average stock price for the nine months of $17.98. For the quarter ended September 30, 2001, the reconciliation is as follows:


                                       For the Quarter Ended September
                                                   30, 2001
                                       ----------------------------------
                                       (in thousands, except per share
                                                    data)
                                       ----------------------------------
                                                                  Per-
                                        Income        Shares      Share
                                       (Numerator) (Denominator)  Amount
                                       ----------------------------------
Net income                                $26,345
                                       -----------

Basic earnings per share                  $26,345      45,503      $0.58
                                                              ===========

Effect of dilutive securities:
  Dilutive stock options                                  457

                                       -----------------------
  Diluted earnings per share              $26,345      45,960      $0.57
                                       ==================================

     For the nine months ended September 30, 2001, the reconciliation is as follows:

                                         For the Nine months ended
                                              September 30, 2001
                                       -------------------------------
                                       (in thousands, except per share
                                                    data)
                                       -------------------------------
                                                                  Per-
                                         Income       Shares      Share
                                       (Numerator) (Denominator)  Amount
                                       ----------------------------------
Net income                                $53,270
                                       -----------

Basic earnings per share                   53,270      35,260      $1.51
                                                              ===========

Effect of dilutive securities:
  Dilutive stock options                                  509

                                       -----------------------
  Diluted earnings per share              $53,270      35,769      $1.49
                                       ==================================

     Options to purchase 735,485 shares were outstanding during the quarter ended September 30, 2001 and were dilutive as the exercise price of between $4.00 and $13.69 was less than the average stock price for the quarter of $13.75. Options to purchase 729,235 shares were outstanding during the nine months ended September 30, 2001 and were dilutive as the exercise price of between $4.00 and $11.25 was less than the average stock price for the nine months of $12.18. Options to purchase 6,250 shares of stock were outstanding and not considered dilutive. The exercise price of $13.69 was greater than the average stock price for the nine months of $12.18.


7.   COMPREHENSIVE INCOME

     Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. The Company at September 30, 2002 and December 31, 2001 held securities classified as available-for-sale. Net unrealized gains and losses are included in comprehensive income, and not net income. At September 30, 2002, the net unrealized gain totaled $74,382,000 and at December 31, 2001, the net unrealized gains totaled $38,169,000.

8.   LEASE COMMITMENTS

     The Corporation has a noncancelable lease for office space, which commenced in May 2002 and expires in December 2009.

     The Corporation's aggregate future minimum lease payments are as follows:

             2002                                                      $250
             2003                                                       500
             2004                                                       500
             2005                                                       500
             2006                                                       530
             2007                                                       532
             2008                                                       532
             2009                                                       532
                                                                     -------
             Total remaining lease payments                          $3,876
                                                                     =======


 9.  RELATED PARTY TRANSACTION

     Included in "Other Assets" on the Balance sheet as of December 31, 2001 is an investment in Annaly International Money Management, Inc. On June 24, 1998, the Company acquired 99,960 nonvoting shares, at a cost of $49,980. Annaly International Money Management, Inc. was liquidated during the quarter, resulting in a $44,000 loss, which is included, as a partial offset, in "Gain on Sale of Securities," on the face of the income statement. The officers and directors of Annaly International Money Management Inc. are also officers and directors of the Company. Officers and employees of the Company are actively involved in managing Mortgage-Backed Securities and other fixed income assets for institutional clients through Fixed Income Discount Advisory Company ("FIDAC"). FIDAC is a registered investment adviser, which is owned 100% by the Chief Executive Officer of Annaly Mortgage Management, Inc. Our management currently allocates rent and other general and administrative expenses 90% to Annaly and 10% to FIDAC.

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

Special Note Regarding Forward-Looking Statements

     Certain statements contained in this quarterly report, and certain statements contained in our future filings with the Securities and Exchange Commission (the "SEC" or the "Commission"), in our press releases or in our other public or shareholder communications may not be, based on historical facts and are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements which are based on various assumptions, (some of which are beyond our control) may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as "may," "will," "believe," "expect," "anticipate," "continue," or similar terms or variations on those terms, or the negative of those terms. Actual results could differ materially from those set forth in forward-looking statements due to a variety of factors, including, but not limited to, changes in interest rates, changes in yield curve, changes in prepayment rates, the availability of mortgage backed securities for purchase, the availability of financing and, if available, the terms of any financing. For a discussion of the risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, see our Form 10-K for the year ended December 31, 2001. We do not undertake, and specifically disclaim any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Results of Operations: For the Quarters and Nine months ended September 30, 2002 and 2001

     Net Income Summary

     For the quarter ended September 30, 2002, our GAAP net income was $56.7 million, or $0.68 basic earnings per average share, as compared to $26.3 million, or $0.58 basic earnings per average share, for the quarter ended September 30, 2001. We compute our GAAP net income per share by dividing net income by the weighted average number of shares of outstanding common stock during the period, which was 83,668,422 for the quarter ended September 30, 2002 and 45,503,179 for the quarter ended September 30, 2001. Dividends per actual shares outstanding for the quarter ended September 30, 2002 was $0.68 per share, or $57.5 million in total. Dividends per actual shares outstanding for the quarter ended September 30, 2001 was $0.45 per share, or $26.9 million in total. Our return on average equity was 21.24 % for the quarter ended September 30, 2002 and 23.26% for the quarter ended September 30, 2001.

     For the nine months ended September 30, 2002, our GAAP net income was $169.1 million, or $2.08 basic earnings per average share, as compared to $53.3 million, or $1.51 basic earnings per average share, for the nine months ended September 30, 2001. We compute our GAAP net income per share by dividing net income by the weighted average number of shares of outstanding common stock during the period, which was 81,206,156 for the nine months ended September 30, 2002 and 35,260,086 for the nine months ended September 30, 2001. Dividends per actual shares outstanding for the nine months ended September 30, 2002 was $1.99 per share, or $166.1 million in total. Dividends per actual shares outstanding for the nine months ended September 30, 2001 was $1.15 per share, or $52.5 million in total. Our annualized return on average equity was 23.67% for the nine months ended September 30, 2002 and 18.78% for the nine months ended September 30, 2001.

                               Net Income Summary
              (dollars in the thousands, except for per-share data)

                         Quarter     Quarter     Nine months  Nine months
                          Ended        Ended        ended        ended
                      September 30, September 30, September 30, September 30,
                           2001         2002         2001       2002
                        ----------------------------------------------

Interest Income            $109,201    $75,774    $311,524   $182,998
Interest Expense             54,012     48,620     141,884    127,357
                        ----------------------------------------------
Net Interest Income          55,189     27,154     169,640     55,641
Gain on Sale of
 Mortgage-Backed
 Securities                   4,747      1,184       9,500      1,936
General and
 Administrative Expenses      3,268      1,993      10,059      4,307
                        ----------------------------------------------
Net Income                   56,668    $26,345     169,081    $53,270
                        ==============================================

Average Number of Basic
 Shares Outstanding      83,668,422 45,503,179  81,206,156 35,260,086
Average Number of
 Diluted Shares
 Outstanding             83,939,870 45,959,693  81,490,436 35,768,890

Basic Net Income Per
 Share                         0.68      $0.58       $2.08      $1.51
Diluted Net Income Per
 Share                         0.68      $0.57       $2.07      $1.49

Average Total Assets    $11,398,653 $6,069,419 $10,193,258 $4,424,237
Average Equity           $1,067,212   $453,104    $952,617   $378,179

Annualized Return on
 Average Assets                1.99%      1.74%       2.21%      1.61%
Annualized Return on
 Average Equity               21.24%     23.26%      23.67%     18.78%

     Interest Income and Average Earning Asset Yield

     We had average earning assets of $10.7 billion and $5.3 billion for the quarters ended September 30, 2002 and 2001, respectively. Our primary source of income for the quarters ended September 30, 2002 and 2001 was interest income. A portion of our income was generated by gains on the sales of our Mortgage-Backed Securities. Our interest income was $109.2 million for the quarter ended September 30, 2002 and $75.8 million for the quarter ended September 30, 2001. Our yield on average earning assets was 4.10% and 5.76% for the same respective periods. Our average earning asset balance increased by $5.4 billion and interest income increased by $33.4 million for the quarter ended September 30, 2002 as compared to the quarter ended September 30, 2001, due to the substantial increase in the asset base resulting from the inflow of capital in the third quarter 2001 and the first quarter 2002 offerings and the equity shelf program in the third quarter of 2002.

     We had average earning assets of $9.3 billion and $4.0 billion for the nine months ended September 30, 2002 and 2001, respectively. Our interest income was $311.5 million for the nine months ended September 30, 2002 and $183.0 million for the nine months ended September 30, 2001. Our yield on average earning assets was 4.47 % and 6.09% for the same respective periods. Our average earning asset balance increased by $5.3 billion and interest income increased by $128.5 million for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001, due to equity offerings in the first quarter of 2002 and the equity shelf program in the third quarter of 2002. The table below shows our average balance of cash equivalents and Mortgage-Backed Securities, the yields we earned on each type of earning asset, our yield on average earning assets and our interest income for the quarter ended September 30, 2002, June 30, 2002 March 31, 2002, the year ended December 31, 2001 and the four quarters in 2001.

                          Average Earning Asset Yield

                                                   Yield on   Yield on
                      Average           Yield on   Average     Average
            Average   Mortgage- Average Average    Mortgage-  Interest
            Cash       Backed   Earning  Cash      Backed     Earning   Interest
         Equivalents Securities Assets Equivalents Securities  Assets    Income
          ----------------------------------------------------------------------
                                     (dollars in thousands)
For  the
 Quarter
 Ended
 September
 30, 2002     $2 $10,661,228 $10,661,230  1.14%       4.10%    4.10%   $109,201
For  the
 Quarter
 Ended
 June 30,
 2002         $2  $9,629,332  $9,629,334  1.23%       4.55%    4.55%   $109,423
For  the
 Quarter
 Ended
 March 31,
 2002         $2  $7,610,006  $7,610,008  1.29%       4.88%    4.88%    $92,900
--------------------------------------------------------------------------------
For the
 Year
 Ended
 December
 31, 2001     $2  $4,682,778  $4,682,780  3.25%       5.62%    5.62%   $263,058
For the
 Quarter
 Ended
 December
 31, 2001     $2  $6,708,928  $6,708,930  1.56%       4.77%    4.77%    $80,060
For the
 Quarter
 Ended
 September
 30, 2001     $2  $5,263,231  $5,263,233  2.77%       5.76%    5.76%    $75,774
For the
 Quarter
 Ended
 June 30,
 2001         $2  $4,256,864  $4,256,866  3.72%       6.09%    6.09%    $64,790
For  the
 Quarter
 Ended
 March 31,
 2001         $2  $2,502,088  $2,502,090  4.93%       6.78%    6.78%    $42,434

     The constant prepayment rate ("CPR") on our Mortgage-Backed Securities for the quarters ended September 30, 2002 and 2001 was 34% and 25% respectively. CPR is an assumed rate of prepayment for our Mortgage-Backed Securities, expressed as an annual rate of prepayment relative to the outstanding principal balance of our Mortgage-Backed Securities. CPR does not purport to be either a historical description of the prepayment experience of our Mortgage-Backed Securities or a prediction of the anticipated rate of prepayment of our Mortgage-Backed Securities.

     Principal prepayments had a negative effect on our earning asset yield for the quarters ended September 30, 2002 and 2001 because we adjust our rates of premium amortization and discount accretion monthly based upon the effective yield method, which takes into consideration changes in prepayment speeds.

     Interest Expense and the Cost of Funds

     We anticipate that our largest expense will be the cost of borrowed funds. We had average borrowed funds of $10.1 billion and total interest expense of $54.0 million for the quarter ended September 30, 2002. We had average borrowed funds of $5.0 billion and total interest expense of $48.6 million for the quarter ended September 30, 2001. Our average cost of funds was 2.13 % for the quarter ended September 30, 2002 and 3.89% for the quarter ended September 30, 2001. The cost of funds rate decreased 1.76 % and the average borrowed funds increased by $5.1 billion for the quarter ended September 30, 2002 when compared to the quarter ended September 30, 2001. Interest expense for the quarter increased 11% due to the large increase in the average repurchase balance, resulting from deployment of the Company's strategy after the capital raises in January 2002 and the deployment of capital raised in the equity shelf program.

     We had average borrowed funds of $8.8 billion and total interest expense of $141.9 million for the nine months ended September 30, 2002. We had average borrowed funds of $3.8 billion and total interest expense of $127.4 million for the nine months ended September 30, 2001. Our average cost of funds was 2.15 % for the nine months ended September 30, 2002 and 4.47% for the nine months ended September 30, 2001. The cost of funds rate decreased 2.32% and the average borrowed funds increased by $5.0 billion for the nine months ended September 30, 2002 when compared to the nine months ended September 30, 2001.

     With our current asset/liability management strategy, changes in our cost of funds are expected to be closely correlated with changes in short-term London Interbank Offered Rate ("LIBOR"), although we have choosen to extend the maturity of our liabilities. Our average cost of funds was 0.31% above average one-month LIBOR and 0.31% above average six-month LIBOR for the quarter ended September 30, 2002. Our average cost of funds was 0.34% above average one-month LIBOR and 0.42% above average six-month LIBOR for the quarter ended September 30, 2001.

     The table below shows our average borrowed funds and average cost of funds as compared to average one-month and average six-month LIBOR for the quarters ended September 30, 2002, June 30, 2002, March 31, 2002, the year ended December 31, 2001 and the four quarters in 2001.

                              Average Cost of Funds

                                                     Average
                                                      One-    Average   Average
                                                      Month   Cost of  Cost of
                                                     LIBOR    Funds    Funds
                                                    Relative Relative  Relative
                                                       to        to       to
                               Average Average Average Average Average Average
             Average             Cost   One-   Six-    Six-    One-      Six-
             Borrowed  Interest   of   Month  Month   Month   Month     Month
              Funds    Expense  Funds  LIBOR  LIBOR   LIBOR   LIBOR     LIBOR
 -------------------------------------------------------------------------------
                             (dollars in thousands)
For the
 Quarter
 Ended
 September
  30, 2002  $10,122,840 $ 54,012  2.13%  1.82%  1.82%      -      0.31%   0.31%
For the
 Quarter
 Ended
 June 30,
 2002       $ 9,102,992 $ 47,860  2.10%  1.85%  2.11%  (0.26%)    0.25%  (0.01%)
For the
 Quarter
 Ended
 March 31,
 2002       $ 7,192,222 $ 40,012  2.23%  1.85%  2.06%  (0.21%)    0.38%   0.17%
--------------------------------------------------------------------------------
For the Year
 Ended
 December
 31, 2001   $4,388,900  $168,055  3.83%  3.88%  3.73%   0.15%    (0.05%)  0.10%
For the
 Quarter
 Ended
 December
 31, 2001   $6,166,998  $40,698  2.64%   2.20%  2.16%   0.04%     0.44%   0.48%
For the
 Quarter
 Ended
 September
  30, 2001  $ 4,997,922 $ 48,620  3.89%  3.55%  3.47%   0.08%     0.34%   0.42%
For the
 Quarter
 Ended
 June 30,
 2001       $ 4,035,022 $ 45,254  4.49%  4.27%  4.12%    0.15%    0.22%   0.37%
For the
 Quarter
 Ended
 March 31,
 2001       $ 2,355,658 $ 33,453  5.68%  5.51%  5.18%   0.33%     0.17%   0.50%

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

         Net Interest Income

         Our net interest income, which equals interest income less interest expense, totaled $55.2 million for the quarter ended September 30, 2002 and $27.2 million for the quarter ended September 30, 2001. Our net interest income increased because of the increased asset size of the company and the increase in the interest rate spread. Our net interest spread, which equals the yield on our average assets for the period less the average cost of funds for the period, was 1.97% for the quarter ended September 30, 2002 as compared to 1.87% for the quarter ended September 30, 2001. This 10 basis point increase in spread income is reflected in the increase in net interest income.

     Our net interest income, which equals interest income less interest expense, totaled $169.6 million for the nine months ended September 30, 2002 and $55.6 million for the nine months ended September 30, 2001. Our net interest income increased as a direct result of the equity offerings during the third quarter of 2001, the first quarter of 2002 and the equity shelf program during the third quarter of 2002. Our net interest spread, which equals the yield on our average assets for the period less the average cost of funds for the period, was 2.32% for the nine months ended September 30, 2002 as compared to 1.62% for the nine months ended September 30, 2001. This 70 basis point increase in spread income is reflected in the increase in net interest income.

     The table below shows our interest income by earning asset type, average earning assets by type, total interest income, interest expense, average repurchase agreements, average cost of funds, and net interest income for the quarters ended September 30, 2002, June 30, 2002, March 31, 2002, the year ended December 31, 2001, and the four quarters in 2001.


                            GAAP Net Interest Income

            Average   Interest                       Yield on
           Mortgage-  Income on                       Average   Average            Average
             Backed   Mortgage-  Average    Total    Interest Balance of            Cost    Net
           Securities  Backed     Cash     Interest  Earning  Repurchase  Interest   of    Interest
             Held    Securities Equivalents Income   Assets    Agreements  Expense  Funds   Income
           -----------------------------------------------------------------------------------------
                                         (dollars in thousands)

For the
 Quarter
 Ended
 September
 30, 2002    $10,661,228   $109,201   $2  $109,201   4.10%  $10,122,840   $54,012   2.13%   $55,189
For the
 Quarter
 Ended
 June 30,
 2002         $9,629,332   $109,423   $2 $109,423    4.55%   $9,102,992   $47,860   2.10%   $61,563
For the
 Quarter
 Ended
 March 31,
 2002         $7,610,006    $92,900   $2  $92,900    4.88%   $7,192,222   $40,012   2.23%   $52,888
----------------------------------------------------------------------------------------------------
For the Year
 Ended
 December
 31, 2001     $4,682,778   $263,058   $2 $263,058    5.62%   $4,388,900  $168,055   3.83%   $95,003
For the
 Quarter
 Ended
 December
 31, 2001     $6,708,928    $80,060   $2  $80,060    4.77%   $6,166,998   $40,698   2.64%   $39,361
For the
 Quarter
 Ended
 September
 30, 2001     $5,263,231    $75,774   $2  $75,774    5.76%   $4,997,922   $48,620   3.89%   $27,154
For the
 Quarter
 Ended
 June 30,
 2001         $4,256,864    $64,790   $2  $64,790    6.09%   $4,035,022   $45,284   4.49%   $19,506
For the
 Quarter
 Ended
 March 31,
 2001         $2,502,088    $42,434   $2  $42,434    6.78%   $2,355,658   $33,453   5.68%    $8,981



     Gains and Losses on Sales of Mortgage-Backed Securities

     For the quarter ended September 30, 2002, we sold Mortgage-Backed Securities with an aggregate historical amortized cost of $393.7 million for an aggregate gain of $4.7 million. For the quarter ended September 30, 2001, we sold Mortgage-Backed Securities with an aggregate historical amortized cost of $182.2 million for an aggregate gain of $1.2 million. The difference between the sale price and the historical amortized cost of our Mortgage-Backed Securities is a realized gain and increases income accordingly. We do not expect to sell assets on a frequent basis, but may from time to time sell existing assets to move into new assets, which our management believes might have higher risk-adjusted returns, or to manage our balance sheet as part of our asset/liability management strategy.

     For the nine months ended September 30, 2002, we sold Mortgage-Backed Securities with an aggregate historical amortized cost of $1.1 billion for an aggregate gain of $9.5 million. For the nine months ended September 30, 2001, we sold Mortgage-Backed Securities with an aggregate historical amortized cost of $530.1 million for an aggregate gain of $1.9 million. The difference between the sale price and the historical amortized cost of our Mortgage-Backed Securities is a realized gain and increases income accordingly.

     Credit Losses

     We have not experienced credit losses on our Mortgage-Backed Securities to date. We have limited our exposure to credit losses on our Mortgage-Backed Securities by purchasing only securities issued or guaranteed by FNMA, FHLMC or GNMA which, although not rated, carry an implied "AAA" rating.

     General and Administrative Expense

     General and administrative ("G&A") expenses were $3.3 million for the quarter ended September 30, 2002 and $2.0 million for the quarter ended September 30, 2001. G&A expenses as a percentage of average assets was 0.12% and 0.13% on an annualized basis for the quarters ended September 30, 2002 and 2001, respectively. The Company is internally managed and continues to be a low-cost provider. Even though G&A expenses increased by $1.3 million for the quarter ended September 30, 2002, when compared to the quarter ended September 30, 2001, G&A as a percentage of average assets decreased.

                 GAAP G&A Expenses and Operating Expense Ratios

                                       Total G&A        Total G&A
                                     Expenses/Average Expenses/Average
                           Total G&A     Assets           Equity
                            Expenses   (annualized)     (annualized)
                           -------------------------------------------
                                     (dollars in  thousands)
For the Quarter Ended
 September 30, 2002          $3,268       0.12%                  1.22%
For the Quarter Ended June
 30, 2002                    $3,536       0.13%                  1.37%
For the Quarter Ended March
 31, 2002                    $3,255       0.14%                  1.55%
----------------------------------------------------------------------
For the Year Ended December
 31, 2001                    $7,311       0.14%                  1.67%
For the Quarter Ended
 December 31, 2001           $3,004       0.17%                  1.78%
For the Quarter Ended
 September 30, 2001          $1,993       0.13%                  1.76%
For the Quarter Ended June
 30, 2001                    $1,393       0.12%                  1.45%
For the Quarter Ended March
 31, 2001                      $921       0.13%                  1.90%

     Net Income and Return on Average Equity

     Our net income was $56.7 million for the quarter ended September 30, 2002 and $26.3 million for the quarter ended September 30, 2001. Our return on average equity was 21.24 % for the quarter ended September 30, 2002 and 23.3% for the quarter ended September 30, 2001. The increase in net income is a direct result of equity offerings during the third quarter of 2001, the first quarter of 2002 and the equity shelf program during the third quarter of 2002. As previously mentioned, the new capital allowed us to grow the balance sheet and ultimately grow earnings. The table below shows our net interest income, gain on sale of Mortgage-Backed Securities and G&A expenses each as a percentage of average equity, and the return on average equity for the quarters ended September 30, 2002, June 30, 2002, March 31, 2002, the year ended December 31, 2001, and for the four quarters in 2001.

                     Components of Return on Average Equity
                    (Ratios for all Quarters are annualized)


                           Gain on Sale of                    Return
            Net Interest    Mortgage-Backed        G&A           on
            Income/Average Securities/Average Expenses/Average Average
               Equity           Equity            Equity      Equity
           -----------------------------------------------------------

For the
 Quarter
 Ended
 September
 30, 2002       20.68%           1.78%            1.22%         21.24%
For the
 Quarter
 Ended June
 30, 2002       23.93%           0.52%            1.37%         23.08%
For the
 Quarter
 Ended
 March 31,
 2002           25.24%           1.63%            1.55%         25.32%
----------------------------------------------------------------------
For the
 Year Ended
 December
 31, 2001       21.72%           1.05%            1.67%         21.10%
For the
 Quarter
 Ended
 December
 31, 2001       23.34%           1.57%            1.78%         23.13%
For the
 Quarter
 Ended
 September
 30, 2001       23.97%           1.05%            1.76%         23.26%
For the
 Quarter
 Ended June
 30, 2001       20.37%           0.50%            1.44%         19.42%
For the
 Quarter
 Ended
 March 31,
 2001           18.54%           0.56%            1.90%         17.20%

     Financial Condition

     Mortgage-Backed Securities

     All of our Mortgage-Backed Securities at September 30, 2002 were adjustable-rate or fixed-rate Mortgage-Backed Securities backed by single-family mortgage loans. All of the mortgage assets underlying these Mortgage-Backed Securities were secured with a first lien position on the underlying single-family properties. All our Mortgage-Backed Securities were FHLMC, FNMA or GNMA mortgage pass-through certificates or collateralized mortgage obligations ("CMOs"), which carry an actual or implied "AAA" rating. We mark-to-market all of our earning assets at liquidation value.

     We accrete discount balances as an increase in interest income over the life of discount Mortgage-Backed Securities and we amortize premium balances as a decrease in interest income over the life of premium Mortgage-Backed Securities. At September 30, 2002 and December 31, 2001, we had on our balance sheet a total of $1.0 million and $2.1 million respectively, of unamortized discount (which is the difference between the remaining principal value and current historical amortized cost of our Mortgage-Backed Securities acquired at a price below principal value) and a total of $245.7 million and $139.4 million, respectively, of unamortized premium (which is the difference between the remaining principal value and the current historical amortized cost of our Mortgage-Backed Securities acquired at a price above principal value).

     We received mortgage principal repayments of $1.0 billion for the quarter ended September 30, 2002 and $506.3 million for the quarter ended September 30, 2001. Given our current portfolio composition, if mortgage principal prepayment rates were to increase over the life of our Mortgage-Backed Securities, all other factors being equal, our net interest income would decrease during the life of these Mortgage-Backed Securities as we would be required to amortize our net premium balance into income over a shorter time period. Similarly, if mortgage principal prepayment rates were to decrease over the life of our Mortgage-Backed Securities, all other factors being equal, our net interest income would increase during the life of these Mortgage-Backed Securities, as we would amortize our net premium balance over a longer time period.

     The table below summarizes our Mortgage-Backed Securities at September 30, 2002, June 30, 2002, March 31, 2002, December 31, 2001, September 30, 2001, June
30, 2001, and March 31, 2001.




                           Mortgage-Backed Securities

                                            Amortized    Estimated Estimated Fair Weighted
          Principal     Net      Amortized Cost/Principal  Fair    Value/Principal Average
          Value       Premium      Cost       Value       Value        Value        Yield
          --------------------------------------------------------------------------------
                                (dollars in thousands)
At
 September
 30, 2002 $11,170,379 $244,777 $11,415,156  102.19%    $11,489,538     102.86%       3.67%
At June
 30, 2002 $10,833,374 $224,114 $11,057,488  102.07%    $11,124,771     102.69%       3.90%
At March
 31, 2002  $9,982,678 $193,048 $10,175,726  101.93%    $10,206,228     102.24%       4.31%
------------------------------------------------------------------------------------------
At
 December
 31, 2001  $7,399,941 $137,269  $7,537,210  101.86%    $7,575,379      102.37%       4.41%
At
 September
 30, 2001  $6,275,501  $96,674  $6,372,175  101.54%    $6,428,853      102.44%       5.17%
At June
 30, 2001  $5,498,235  $69,193  $5,567,428  101.26%    $5,572,288      101.34%       5.75%
At March
 31, 2001  $3,455,436  $42,023  $3,497,459  101.22%    $3,500,610      101.31%       6.43%


     The tables below set forth certain characteristics of our Mortgage-Backed Securities. The index level for adjustable-rate Mortgage-Backed Securities is the weighted average rate of the various short-term interest rate indices, which determine the coupon rate.





            Adjustable-Rate Mortgage-Backed Security Characteristics

                                                                           Principal
                                                                           Value at
                                                                          Period End
                                            Weighted                        as % of
                    Weighted Weighted Weighted  Average  Weighted Weighted    Total
                     Average Average  Average  Term to   Average  Average   Mortgage-
          Principal   Coupon  Index     Net      Next    Lifetime  Asset     Backed
           Value      Rate    Level   Margin  Adjustment   Cap     Yield   Securities
          --------------------------------------------------------------------------
                                    (dollars in thousands)
At
 September
 30, 2002 $7,583,147  4.37%  2.80%   1.57%    10 months  10.36%   2.90%       67.89%
At June
 30, 2002 $7,939,126  4.57%  2.96%   1.61%    12 months  10.46%   3.17%       73.28%
At March
 31, 2002 $7,248,832  4.94%  3.25%   1.69%    16 months  10.73%   3.52%       72.61%
------------------------------------------------------------------------------------
At
 December
 31, 2001 $5,793,250    5.90%   3.95%   1.95% 24 months  11.49%   3.87%       78.29%
At
 September
 30, 2001 $4,789,570    6.24%   4.31%   1.93% 27 months  11.46%   4.76%       76.32%
At June
 30, 2001 $3,997,580    6.47%   4.60%   1.87% 26 months  11.37%   5.38%       72.71%
At March
 31, 2001 $2,495,296    7.01%   5.14%   1.87% 26 months  11.57%   6.35%       72.21%


              Fixed-Rate Mortgage-Backed Security Characteristics

                                                             Principal
                                                              Value at
                                                            Period End
                                                             as % of
                                           Weighted Weighted  Total
                                            Average Average Mortgage-
                                Principal   Coupon   Asset    Backed
                                  Value      Rate    Yield  Securities
                                --------------------------------------
                                        (dollars in thousands)

At September 30, 2002           $3,587,232    6.95%   5.29%     32.11%
At June 30, 2002                $2,894,248    7.09%   5.91%     26.72%
At March 31, 2002               $2,733,846    7.01%   6.40%     27.39%
----------------------------------------------------------------------
At December 31, 2001            $1,606,691    6.92%   6.33%     21.71%
At September 30, 2001           $1,485,931    6.88%   6.48%     23.68%
At June 30, 2001                $1,500,655    6.83%   6.71%     27.29%
At March 31, 2001                 $960,140    6.79%   6.69%     27.79%

     At September 30, 2002 and December 31, 2001 we held Mortgage-Backed Securities with coupons linked to the one-month and six month LIBOR, six month average auction, 12-month cumulative average, six-month CD rate, one-year, two-year, three-year, and five-year Treasury indices.

              Adjustable-Rate Mortgage-Backed Securities by Index
                               September 30, 2002

                     Six-  12-Month Six-           2-Year
              One-  Month   Moving  Month 1-Year   Treasury 3-Year   5-Year
              Month Auction Average  CD   Treasury  Index   Treasury Treasury
              LIBOR Average         Rate   Index             Index    Index
             ---------------------------------------------------------------
Weighted
 Average
 Adjustment
 Frequency     1mo.   6 mo.   1 mo.  6 mo.  12 mo.   24 mo.   36 mo.  60 mo.
Weighted
 Average Term
 to Next
 Adjustment    1mo.   3 mo.   1 mo.  1 mo.  24 mo.   13 mo.   20 mo.  32 mo.
Weighted
 Average
 Annual
 Period Cap   None    1.00%   None   1.00%   1.91%    2.00%    2.00%   2.00%
Weighted
 Average
 Lifetime
 Cap at
 September
 30, 2002     9.02%  12.67%  10.37% 10.81%  12.06%   11.88%   12.81%  12.61%
Mortgage
 Principal
 Value as
 Percentage
 of Mortgage-
 Backed
 Securities
 at September
 30, 2002    38.13%   0.10%   0.62%  0.08%  27.32%    0.03%    1.06%   0.55%


              Adjustable-Rate Mortgage-Backed Securities by Index
                               December 31, 2001


                            Six-  12-Month Six-
              One-  Six-   Month   Moving  Month 1-Year   3-Year   5-Year
              Month Month  Auction Average  CD   Treasury Treasury Treasury
              LIBOR LIBOR  Average         Rate   Index    Index    Index
             ---------------------------------------------------------------
Weighted
 Average
 Adjustment
 Frequency     1mo.   6 mo.   6 mo. 12 mo.   6 mo.   12 mo.   36 mo.  60 mo.
Weighted
 Average Term
 to Next
 Adjustment    1mo.  55 mo.   2 mo. 11 mo.   2 mo.   33 mo.   16 mo.  33 mo.
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

     Borrowings

     To date, our debt has consisted entirely of borrowings collateralized by a pledge of our Mortgage-Backed Securities. These borrowings appear on our balance sheet as repurchase agreements. At September 30, 2002, we had established uncommitted borrowing facilities in this market with twenty-four lenders in amounts, which we believe, are in excess of our needs. All of our Mortgage-Backed Securities are currently accepted as collateral for these borrowings. However, we limit our borrowings, and thus our potential asset growth, in order to maintain unused borrowing capacity and thus increase the liquidity and strength of our balance sheet.

     For the quarter ended September 30, 2002 the term to maturity of our borrowings ranged from one day to three years, with a weighted average original term to maturity of 218 days. For the quarter ended September 30, 2001, the term to maturity of our borrowings ranged from one day to three years, with a weighted average original term to maturity of 112 days. At September 30, 2002, the weighted average cost of funds for all of our borrowings was 2.09% and the weighted average term to next rate adjustment was 139 days. At September 30, 2001, the weighted average cost of funds for all of our borrowings was 3.44% and the weighted average term to next rate adjustment was 74 days.

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

     Stockholders' Equity

     We use "available-for-sale" treatment for our Mortgage-Backed Securities; we carry these assets on our balance sheet at estimated market value rather than historical amortized cost. Based upon this "available-for-sale" treatment, our equity base at September 30, 2002 was $1.1 billion, or $12.84 per share. If we had used historical amortized cost accounting, our equity base at September 30, 2002 would have been $1.0 billion, or $11.96 per share. During the quarter ended September 30, 2002, we raised $28.1 million in equity using the equity shelf program. Our equity base at September 30, 2001 was $682.0 million, or $11.41 per share. If we had used historical amortized cost accounting, our equity base at September 30, 2001 would have been $625.4 million, or $10.47 per share. During the quarter ended September 30, 2001, the Company raised additional capital in the amount of $179.6 million in a secondary offering.

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

                          Unrealized Gains and Losses
                             (dollars in thousands)


                 At      At      At      At      At      At      At
               Sept.  June 30, March  Dec. 31, Sept.  June 30, March
                 30,             31,             30,             31,
                 2002    2002    2002    2001    2001    2001    2001
              --------------------------------------------------------
Unrealized
 Gain         $93,254 $75,832 $46,894 $53,935 $67,459 $19,322 $12,606
Unrealized
 Loss         (18,872) (8,549)(16,392)(15,766)(10,782)(14,462) (9,455)
              --------------------------------------------------------
Net Unrealized
 Gain         $74,382 $67,283 $30,502 $38,169 $56,677  $4,860  $3,151
              ========================================================
Net Unrealized
 Gain as % of
 Mortgage-
  Backed
  Securities
  Principal
  Value          0.67%   0.62%   0.31%   0.52%   0.90%   0.08%   0.09%
Net Unrealized
 Gain as % of
 Mortgage-
  Backed
  Securities
  Amortized
  Cost           0.65%   0.61%   0.30%   0.51%   0.90%   0.08%   0.09%


     Unrealized changes in the estimated net market value of Mortgage-Backed Securities have one direct effect on our potential earnings and dividends: positive mark-to-market changes increase our equity base and allow us to increase our borrowing capacity while negative changes decrease our equity base and tend to limit borrowing capacity under our capital investment policy. A very large negative change in the net market value of our Mortgage-Backed Securities might impair our liquidity position, requiring us to sell assets with the likely result of realized losses upon sale. "Unrealized Net Gains on Available for Sale Securities" was $74.4 million, or 0.67% of the amortized cost of our Mortgage-Backed Securities at September 30, 2002. "Unrealized Net Gains on Available for Sale Securities" was $38.2 million or 0.51% of the amortized cost of our Mortgage-Backed Securities at December 31, 2001.

     The table below shows our equity capital base as reported and on a historical amortized cost basis at September 30, 2002, June 30, 2002, March 31, 2002, December 31, 2001, September 30, 2001, June 30, 2001 and March 31, 2001.
Issuances of common stock, the level of GAAP earnings as compared to dividends declared, and other factors influence our historical cost equity capital base. The GAAP reported equity capital base is influenced by these factors plus changes in the "Unrealized Net Losses on Assets Available for Sale" account.


                              Stockholders' Equity


                                Net                            GAAP
                              Unrealized                      Reported
                  Historical    Gains      GAAP    Historical Equity
                   Amortized  (Losses)   Reported   Amortized  (Book
                     Cost     on Assets   Equity      Cost    Value)
                    Equity    Available  Base (Book  Equity     Per
                      Base     for Sale    Value)   Per Share  Share
                  ----------------------------------------------------
                     (dollars in thousands, except per-share data)

At September 30,
 2002             $1,010,623    $74,382 $1,085,005    $11.96   $12.84
At June 30, 2002    $982,348    $67,283 $1,049,631    $11.84   $12.65
At March 31, 2002   $978,186    $30,502 $1,008,688    $11.80   $12.17
----------------------------------------------------------------------
At December 31,
 2001               $629,188    $38,169   $667,357    $10.52   $11.15
At September 30,
 2001               $625,368    $56,677   $682,045    $10.47   $11.41
At June 30, 2001    $445,091     $4,860   $449,951     $9.96   $10.07
At March 31, 2001   $248,732     $3,151   $251,883     $9.67    $9.80

     Leverage

     Our debt-to-GAAP reported equity ratio at September 30, 2002 and September 30, 2001 was 9.0:1 and 8.1:1 respectively. We generally expect to maintain a ratio of debt-to-equity of between 8:1 and 12:1, although the ratio may vary from this range from time to time based upon various factors, including our management's opinion of the level of risk of our assets and liabilities, our liquidity position, our level of unused borrowing capacity and over-collateralization levels required by lenders when we pledge assets to secure borrowings.

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

     Other Matters

     We calculate that our qualified REIT assets, as defined in the Internal Revenue Code, are 100% and 100% of our total assets at September 30, 2002 and 2001, as compared to the Internal Revenue Code requirement that at least 75% of our total assets be qualified REIT assets. We also calculate that 100% of our revenue qualifies for the 75% source of income test, and 100% of our revenue qualifies for the 95% source of income test, under the REIT rules for the quarters ended September 30, 2002 and 2001. We also met all REIT requirements regarding the ownership of our common stock and the distribution of our net income. Therefore, as of September 30, 2002 and 2001, we believe that we qualified as a REIT under the Internal Revenue Code.

     We at all times intend to conduct our business so as not to become regulated as an investment company under the Investment Company Act of 1940, as amended. If we were to become regulated as an investment company, then our use of leverage would be substantially reduced. The Investment Company Act of 1940, as amended, exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" (qualifying interests). Under current interpretation of the staff of the SEC, in order to qualify for this exemption, we must maintain at least 55% of our assets directly in qualifying interests. In addition, unless certain mortgage securitites represent all the certificates issued with respect to an underlying pool of mortgages, the Mortgage-Backed Securities may be treated as securities separate from the underlying mortgage loans and, thus, may not be considered qualifying interests for purposes of the 55% requirement. We calculate that as of September 30, 2002 and 2001 we were in compliance with this requirement.

In July 2002, the Company entered into a sales agency agreement to sell up to 8,254,598 shares of common stock from time to time through an equity shelf program. Sales of the shares have been and will be made by means of ordinary brokers' transactions on the New York Stock Exchange at market prices. The Company intends to make such sales when it believes the issuance of stock would be accretive to shareholders. The sales agent for the equity shelf program is UBS Warburg LLC. The Company sold 1,484,100 shares during the three months ended September 30, 2002 under the equity shelf program, which provided net proceeds of approximately $28.1 million. The sales agent received an aggregate of a $872,321, which represents commission of 3% on the gross sales price per share of the sales under the sales agency agreement, during the quarter ended September 30, 2002.

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

     Our profitability and the value of our portfolio may be adversely affected during any period as a result of changing interest rates. The following table quantifies the potential changes in net interest income and portfolio value should interest rates go up or down 50, 100, and 200 basis points, assuming the yield curves of the rate shocks will be parallel to each other and the current yield curve. All changes in income and value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at September 30, 2002 and various estimates regarding prepayment and all activities are made at each level of rate shock. Actual results could differ significantly from these estimates.

                                                Projected  Projected
Change in Interest Rate                         Percentage Percentage
                                                 Change in  Change in
                                                   Net     Portfolio
                                                 Interest     Value
                                                   Income
---------------------------------------------------------------------

-200 Basis Points                                    9%         2%
-100 Basis Points                                    1%         1%
-50 Basis Points                                     0%         1%
Base Interest Rate
+50 Basis Points                                     0%       (1%)
+100 Basis Points                                  (1%)       (2%)
+200 Basis Points                                  (9%)       (6%)


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

     The following table sets forth the estimated maturity or repricing of our interest-earning assets and interest-bearing liabilities at September 30, 2002. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except adjustable-rate loans, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature. Mortgage-Backed Securities reflect estimated prepayments that were estimated based on analyses of broker estimates, the results of a prepayment model that we utilized and empirical data. Our management believes that these assumptions approximate actual experience and considers them reasonable; however, the interest rate sensitivity of our assets and liabilities in the table could vary substantially if different assumptions were used or actual experience differs from the historical experience on which the assumptions are based.

                                    More than 1
              Within 3               Year to 3  3 Years and
               Months   4-12 Months    Years        Over       Total
             -----------------------------------------------------------
                               (dollars in thousands)
Rate
 Sensitive
 Assets:
  Mortgage-
  Backed
  Securities $4,349,662  $1,027,985  $1,561,574  $4,231,158 $11,170,379

Rate
 Sensitive
 Liabilities:
  Repurchase
   Agreements 8,346,304               1,463,664              9,809,968
            ------------------------------------------------------------

Interest rate
 sensitivity
 gap        ($3,996,642) $1,027,985     $97,910  $4,231,158  $1,360,411
            ============================================================

Cumulative
 rate
 sensitivity
 gap        ($3,996,642)($2,968,657)($2,870,747) $1,360,411
            ============================================================

Cumulative
 interest
 rate
 sensitivity
 gap as a
 percentage
 of total
 rate-
 sensitive
 assets             (36%)       (27%)       (26%)        12%

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

ITEM 4. CONTROLS AND PROCEDURES

     As of September 30, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chairman of the board of directors, Chief Executive Officer and President and the Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chairman of the board of directors, Chief Executive Officer and President and the Chief Financial Officer and Treasurer, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit Index

Exhibit   Exhibit Description
Number

99.1 Certification of Chief Executive Officer regarding Periodic Report containing Financial Statements.

99.2 Certification of Chief Financial Officer regarding Periodic Report containing Financial Statements.

(b) Reports of Form 8-K

     We filed a Form 8-K on July 8, 2002 with respect to our entering into a Sales Agency Agreement with UBS Warburg LLC.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ANNALY MORTGAGE MANAGEMENT, INC.

Dated:    November 12, 2002         By:/s/  Michael A.J. Farrell
                                   Michael A.J. Farrell
                                   (Chairman of the Board, Chief Executive
                                   Officer, President and authorized officer
                                   of registrant)

Dated:    November 12, 2002         By:/s/  Kathryn F. Fagan
                                   Kathryn F. Fagan
                                   Chief Financial Officer and Treasurer
                                   (principal financial and chief accounting
                                   officer)

I, Michael A.J. Farrell, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Annaly Mortgage Management, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002
                                   /s/ Michael A.J. Farrell
                                   Michael A.J. Farrell
                                   Chairman of the Board of Directors, Chief
                                   Executive Officer, President and
                                   principal executive officer


I, Kathryn F. Fagan, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Annaly Mortgage Management, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 12, 2002
                                   /s/ Kathryn F. Fagan
                                   Kathryn F. Fagan
                                   Chief Financial Officer, Treasurer and
                                   principal financial officer

EXHIBIT 99.1

                        ANNALY MORTGAGE MANAGEMENT, INC.
                          1211 AVENUE OF THE AMERICAS
                                   SUITE 2902
                            NEW YORK, NEW YORK 10036

                        CERTIFICATION OF CHIEF EXECUTIVE
                  OFFICER REGARDING PERIODIC REPORT CONTAINING
                              FINANCIAL STATEMENTS

     I, Michael A.J. Farrell, the Chairman of the Board of Directors, Chief Executive Officer, and President of Annaly Mortgage Management, Inc. (the "Company") in compliance with 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, hereby certify that, the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2002 (the "Report") filed with the Securities and Exchange Commission:

-- fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

-- the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                   /s/ Michael A.J. Farrell
                                   Michael A.J. Farrell
                                   Chairman of the Board of Directors, Chief
                                   Executive Officer, and President
                                   November 12, 2002

EXHIBIT 99.2

                        ANNALY MORTGAGE MANAGEMENT, INC.
                          1211 AVENUE OF THE AMERICAS
                                   SUITE 2902
                            NEW YORK, NEW YORK 10036

                        CERTIFICATION OF CHIEF FINANCIAL
                  OFFICER REGARDING PERIODIC REPORT CONTAINING
                              FINANCIAL STATEMENTS

     I, Kathryn F. Fagan, the Chief Financial Officer and Treasurer of Annaly Mortgage Management, Inc. (the "Company") in compliance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, hereby certify that, the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2002 (the "Report") filed with the Securities and Exchange
Commission:

-- fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

-- the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                   /s/ Kathryn F. Fagan
                                   Kathryn F. Fagan
                                   Chief Financial Officer and Treasurer
                                   November 12, 2002