Form 10-K
period 2002-12-31
ANNALY MORTGAGE MANAGEMENT INC
filed 2003-03-26
CIK 1043219

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

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2002

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM TO

                         COMMISSION FILE NUMBER: 1-13447

                        ANNALY MORTGAGE MANAGEMENT, INC.
             (Exact Name of Registrant as Specified in its Charter)


             MARYLAND                                              22-3479661
(State or other jurisdiction of incorporation of organization)  (I.R.S. Employer
                                                                 Identification
                                                                 Number)

                     1211 Avenue of the Americas, Suite 2902
                            New York, New York 10036
               (Address of Principal Executive Offices) (Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).        Yes  X    No
                                              ---      ---

At March 21, 2003 the aggregate market value of the voting stock held by non-affiliates of the Registrant was $1,471,163,839

The number of shares of the Registrant's Common Stock outstanding on March 21, 2003 was 84,646,859

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's definitive Proxy Statement issued in connection with the 2003 Annual Meeting of Stockholders of the Registrant to be held on May 15, 2003 are incorporated by reference into Part III.

ANNALY MORTGAGE MANAGEMENT, INC.
--------------------------------------------------------------------------------

                          2002 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                     PART I


                                                                                                        PAGE


ITEM 1.           BUSINESS                                                                                 1

ITEM 2.           PROPERTIES                                                                              26

ITEM 3.           LEGAL PROCEEDINGS                                                                       26

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                     26

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY
                  AND RELATED STOCKHOLDER MATTERS                                                         27

ITEM 6.           SELECTED FINANCIAL DATA                                                                 29

ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS                                                                   30

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                       44

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                             46

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURE                                                                    46

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                                               46

ITEM 11. EXECUTIVE COMPENSATION                                                                           46

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS   46

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                                   46

ITEM 14. CONTROLS AND PROCEDURES

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K                                  47

FINANCIAL STATEMENTS                                                                                      F-1

SIGNATURES                                                                                               II-1

CERTIFICATIONS                                                                                           II-1

EXHIBIT INDEX                                                                                            II-4


                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements contained in this annual report, and certain statements contained in our future filings with the Securities and Exchange Commission (the "SEC" or the "Commission"), in our press releases or in our other public or shareholder communications may not be, based on historical facts and are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements which are based on various assumptions, (some of which are beyond our control) may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as "may," "will," "believe," "expect," "anticipate," "continue," or similar terms or variations on those terms, or the negative of those terms. Actual results could differ materially from those set forth in forward-looking statements due to a variety of factors, including, but not limited to, changes in interest rates, changes in yield curve, changes in prepayment rates, the availability of mortgage backed securities for purchase, the availability of financing and, if available, the terms of any financing. For a discussion of the risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see "Risk Factors." We do not undertake, and specifically disclaim any obligation, to publicly release the result of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.


                                     PART I

ITEM 1.  BUSINESS

                                   THE COMPANY

         Background

         Annaly Mortgage Management, Inc owns and manages a portfolio of mortgage-backed securities, including mortgage pass-through certificates, collateralized mortgage obligations (" CMOs") and other securities representing interests in or obligations backed by pools of mortgage loans. Our principal business objective is to generate net income for distribution to our stockholders from the spread between the interest income on our mortgage-backed securities and the costs of borrowing to finance our acquisition of mortgage-backed securities. We have elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code. Therefore, substantially all of our assets consist of qualified REIT real estate assets (of the type described in Section 856(c)(5)(B) of the Internal Revenue Code). We commenced operations on February 18, 1997. We are self-advised and self-managed.

         We have financed our purchases of mortgage-backed securities with the net proceeds of equity offerings and borrowings under repurchase agreements whose interest rates adjust based on changes in short-term market interest rates.
         As used herein, "Annaly," "we," "our" and similar terms refer to Annaly Mortgage Management, Inc., unless the context indicates otherwise.

         Assets

         Under our capital investment policy, at least 75% of our total assets must be comprised of high-quality mortgage-backed securities and short-term investments. High quality securities means securities that (1) are rated within one of the two highest rating categories by at least one of the nationally recognized rating agencies, (2) are unrated but are guaranteed by the United States government or an agency of the United States government, or (3) are unrated but we determine them to be of comparable quality to rated high-quality mortgage-backed securities.

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

         To date, all of the securities that we have acquired have been agency mortgage-backed securities which, although not rated, carry an implied "AAA" rating. Agency mortgage-backed securities are mortgage-backed securities for which a government agency or federally chartered corporation, such as the Federal Home Loan Mortgage Corporation ("FHLMC"), the Federal National Mortgage Association ("FNMA"), or the Government National Mortgage Association ("GNMA"), guarantees payments of principal or interest on the securities. Agency mortgage-backed securities consist of agency pass-through certificates and CMOs issued or guaranteed by an agency. Pass-through certificates provide for a pass-through of the monthly interest and principal payments made by the borrowers on the underlying mortgage loans. CMOs divide a pool of mortgage loans into multiple tranches with different principal and interest payment characteristics.

         At December 31, 2002, approximately 30% of our mortgage-backed securities were adjustable-rate pass-though certificates, approximately 37% of our mortgage-backed securities were fixed-rate pass-through certificates or CMOs, and approximately 33% of our mortgage-backed securities were CMO floaters. Our adjustable-rate pass-through certificates are backed by adjustable-rate mortgage loans and have coupon rates which adjust over time, subject to interest rate caps and lag periods, in conjunction with changes in short-term interest rates. CMO floaters are tranches of CMOs mortgage-backed securities where the interest rate adjusts in conjunction with changes in short-term interest rates. Our fixed-rate pass-through certificates are backed by fixed-rate mortgage rates which do not adjust over time. CMO floaters may be backed by fixed-rate mortgage loans or, less often, by adjustable-rate mortgage loans. In this Form 10-K, except where the context indicates otherwise, we use the term "adjustable-rate securities" or "adjustable-rate mortgage-backed securities" to refer to adjustable-rate pass-through certificates and CMO floaters. At December 31, 2002, the weighted average yield on our portfolio of earning assets was 3.25%, and the weighted average term to next rate adjustment on adjustable rate securities was 11 months.

         We intend to continue to invest in adjustable-rate pass-through certificates, fixed-rate mortgage-backed securities and CMO floaters. Although we have not done so to date, we may also invest on a limited basis in mortgage derivative securities representing the right to receive interest only or a disproportionately large amount of interest. We have not and will not invest in real estate mortgage investment conduit ("REMIC") residuals, other CMO residuals or any mortgage-backed securities, such as inverse floaters, which have imbedded leverage as part of their structural characteristics.

         Borrowings

         We attempt to structure our borrowings to have interest rate adjustment indices and interest rate adjustment periods that, on an aggregate basis, correspond generally to the interest rate adjustment indices and periods of our adjustable-rate mortgage-backed securities. However, periodic rate adjustments on our borrowings are generally more frequent than rate adjustments on our mortgage-backed securities. At December 31, 2002, the weighted average cost of funds for all of our borrowings was 1.72%, the weighted average original term to maturity was 166 days, and the weighted average term to next rate adjustment of these borrowings was 124 days.

         We generally expect to maintain a ratio of debt-to-equity of between 8:1 and 12:1, although the ratio may vary from time to time depending upon market conditions and other factors that our management deems relevant. For purposes of calculating this ratio, our equity is equal to the value of our investment portfolio on a mark-to-market basis, less the book value of our obligations under repurchase agreements and other collateralized borrowings. At December 31, 2002, our ratio of debt-to-equity was 9.4:1.

         Hedging

         To the extent consistent with our election to qualify as a REIT, we may enter into hedging transactions to attempt to protect our mortgage-backed securities and related borrowings against the effects of major interest rate changes. This hedging would be used to mitigate declines in the market value of our mortgage-backed securities during periods of increasing or decreasing interest rates and to limit or cap the interest rates on our borrowings.

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

         Management

         Our executive officers are:

- Michael A.J. Farrell, Chairman of the Board, Chief Executive, Officer and President;

-    Wellington  J.  Denahan,  Vice  Chairman of the Board and Chief  Investment
     Officer;

-    Kathryn F. Fagan, Chief Financial Officer and Treasurer;

-    Jennifer A. Stephens, Secretary and Investment Officer; and

-    James P. Fortescue, Senior Vice President and Repurchase Agreement
     Manager

         Mr. Farrell and Ms. Denahan have an average of 22 years experience in the investment banking and investment management industries where, in various capacities, they have each managed portfolios of mortgage-backed securities, arranged collateralized borrowings and utilized hedging techniques to mitigate interest rate and other risk within fixed-income portfolios. Mr. Farrell was appointed our President effective as of January 1, 2002. Ms. Fagan is a certified public accountant and, prior to becoming our Chief Financial Officer and Treasurer, served as Chief Financial Officer and Controller of a publicly owned savings and loan association. Ms. Stephens and Mr. Fortescue have worked for us since December 1996. Since 1994, Mr. Farrell and Ms. Denahan have managed Fixed Income Discount Advisory Company ("FIDAC"), a registered investment advisor which, at December 31, 2002, managed, assisted in managing or supervised approximately $8 billion in gross assets for a wide array of clients, all of which, assets on that date were managed on a discretionary basis. Mr. Farrell is the sole stockholder of FIDAC.

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

                                BUSINESS STRATEGY

General

         Our principal business objective is to generate income for distribution to our stockholders, primarily from the net cash flows on our mortgage-backed securities. Our net cash flows result primarily from the difference between the interest income on our mortgage-backed security investments and our borrowing costs on our mortgage-backed securities. To achieve our business objective and generate dividend yields, our strategy is:

- to purchase mortgage-backed securities, the majority of which we expect to have adjustable interest rates based on changes in short-term market interest rates;

-    to acquire mortgage-backed securities that we believe:

     -    we have the necessary expertise to evaluate and manage;

     -    we can readily finance;

     - are consistent with our balance sheet guidelines and risk management objectives; and

     -    provide attractive investment returns in a range of scenarios;

- to finance purchases of mortgage-backed securities with the proceeds of equity offerings and, to the extent permitted by our capital investment policy, to utilize leverage to increase potential returns to stockholders through borrowings;

- to attempt to structure our borrowings to have interest rate adjustment indices and interest rate adjustment periods that, on an aggregate basis, generally correspond to the interest rate adjustment indices and interest rate adjustment periods of our adjustable-rate mortgage-backed securities;

- to seek to minimize prepayment risk by structuring a diversified portfolio with a variety of prepayment characteristics and through other means; and

- to issue new equity or debt and increase the size of our balance sheet when opportunities in the market for mortgage-backed securities are likely to allow growth in earnings per share.

         We believe we are able to obtain cost efficiencies through our facilities-sharing arrangement with FIDAC and by virtue of our management's experience in managing portfolios of mortgage-backed securities and arranging collateralized borrowings. We will strive to become even more cost-efficient over time by:

- seeking to raise additional capital from time to time in order to increase our ability to invest in mortgage-backed securities;

- striving to lower our effective borrowing costs over time by seeking direct funding with collateralized lenders, rather than using financial intermediaries, and investigating the possibility of using commercial paper and medium term note programs;

- improving the efficiency of our balance sheet structure by investigating the issuance of uncollateralized subordinated debt, preferred stock and other forms of capital; and

- utilizing information technology in our business, including improving our ability to monitor the performance of our mortgage-backed securities and to lower our operating costs.

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

         Even though to date we have only acquired securities with an implied "AAA" rating, under our capital investment policy, we have the ability to acquire securities of lower quality. Under our policy, at least 75% of our total assets must be high quality mortgage-backed securities and short-term investments. High quality securities are securities (1) that are rated within one of the two highest rating categories by at least one of the nationally recognized rating agencies, (2) that are unrated but are guaranteed by the United States government or an agency of the United States government, or (3) that are unrated or whose ratings have not been updated but that our management determines are of comparable quality to rated high quality mortgage-backed securities.

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

         We intend to acquire only those mortgage-backed securities that we believe we have the necessary expertise to evaluate and manage, that are consistent with our balance sheet guidelines and risk management objectives and that we believe we can readily finance. Since we generally hold the mortgage-backed securities we acquire until maturity, we generally do not seek to acquire assets whose investment returns are attractive in only a limited range of scenarios. We believe that future interest rates and mortgage prepayment rates are very difficult to predict. Therefore, we seek to acquire mortgage-backed securities which we believe will provide acceptable returns over a broad range of interest rate and prepayment scenarios.

         At December 31, 2002, our mortgage-backed securities consist of pass-through certificates and collateralized mortgage obligations issued or guaranteed by FHLMC, FNMA or GNMA. We have not, and will not, invest in REMIC residuals, other CMO residuals or mortgage-backed securities, such as inverse floaters, which have imbedded leverage as part of their structural characteristics.

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

         To the extent mortgage-backed securities are purchased at a premium, faster than expected prepayments result in a faster than expected amortization of the premium paid. Conversely, if these securities were purchased at a discount, faster than expected prepayments accelerate our recognition of income.

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

         FHLMC certificates may pay interest at a fixed rate or an adjustable rate. The interest rate paid on adjustable-rate FHLMC certificates ("FHLMC ARMs") adjusts periodically within 60 days prior to the month in which the interest rates on the underlying mortgage loans adjust. The interest rates paid on certificates issued under FHLMC's standard ARM programs adjust in relation to the Treasury index. Other specified indices used in FHLMC ARM programs include the 11th District Cost of Funds Index published by the Federal Home Loan Bank of San Francisco, LIBOR and other indices. Interest rates paid on fully-indexed FHLMC ARM certificates equal the applicable index rate plus a specified number of basis points. The majority of series of FHLMC ARM certificates issued to date have evidenced pools of mortgage loans with monthly, semi-annual or annual interest adjustments.
Adjustments in the interest rates paid are generally limited to an annual increase or decrease of either 100 or 200 basis points and to a lifetime cap of 500 or 600 basis points over the initial interest rate. Certain FHLMC programs include mortgage loans which allow the borrower to convert the adjustable mortgage interest rate to a fixed rate. Adjustable-rate mortgages which are converted into fixed-rate mortgage loans are repurchased by FHLMC or by the seller of the loan to FHLMC at the unpaid principal balance of the loan plus accrued interest to the due date of the last adjustable rate interest payment.

         FNMA Certificates

         FNMA is a privately-owned, federally-chartered corporation organized and existing under the Federal National Mortgage Association Charter Act. FNMA provides funds to the mortgage market primarily by purchasing home mortgage loans from local lenders, thereby replenishing their funds for additional lending. FNMA guarantees to the registered holder of a FNMA certificate that it will distribute amounts representing scheduled principal and interest on the mortgage loans in the pool underlying the FNMA certificate, whether or not received, and the full principal amount of any such mortgage loan foreclosed or otherwise finally liquidated, whether or not the principal amount is actually received. The obligations of FNMA under its guarantees are solely those of FNMA and are not backed by the full faith and credit of the United States. If FNMA were unable to satisfy its obligations, distributions to holders of FNMA certificates would consist solely of payments and other recoveries on the underlying mortgage loans and, accordingly, defaults and delinquencies on the underlying mortgage loans would adversely affect monthly distributions to holders of FNMA.

         FNMA certificates may be backed by pools of single-family or multi-family mortgage loans. The original term to maturity of any such mortgage loan generally does not exceed 40 years. FNMA certificates may pay interest at a fixed rate or an adjustable rate. Each series of FNMA ARM certificates bears an initial interest rate and margin tied to an index based on all loans in the related pool, less a fixed percentage representing servicing compensation and FNMA's guarantee fee. The specified index used in different series has included the Treasury Index, the 11th District Cost of Funds Index published by the Federal Home Loan Bank of San Francisco, LIBOR and other indices. Interest rates paid on fully-indexed FNMA ARM certificates equal the applicable index rate plus a specified number of basis points. The majority of series of FNMA ARM certificates issued to date have evidenced pools of mortgage loans with monthly, semi-annual or annual interest rate adjustments. Adjustments in the interest rates paid are generally limited to an annual increase or decrease of either 100 or 200 basis points and to a lifetime cap of 500 or 600 basis points over the initial interest rate. Certain FNMA programs include mortgage loans which allow the borrower to convert the adjustable mortgage interest rate of the ARM to a fixed rate. Adjustable-rate mortgages which are converted into fixed-rate mortgage loans are repurchased by FNMA or by the seller of the loans to FNMA at the unpaid principal of the loan plus accrued interest to the due date of the last adjustable rate interest payment. Adjustments to the interest rates on FNMA ARM certificates are typically subject to lifetime caps and periodic rate or payment caps.

         GNMA Certificates

         GNMA is a wholly owned corporate instrumentality of the United States within the Department of Housing and Urban Development ("HUD"). The National Housing Act of 1934 authorizes GNMA to guarantee the timely payment of the principal of and interest on certificates which represent an interest in a pool of mortgages insured by the Federal Housing Administration ("FHA") or partially guaranteed by the Department of Veterans Affairs and other loans eligible for inclusion in mortgage pools underlying GNMA certificates. Section 306(g) of the Housing Act provides that the full faith and credit of the United States is pledged to the payment of all amounts which may be required to be paid under any guaranty by GNMA.

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

         Subordination is a form of credit enhancement frequently used and involves the issuance of classes of senior and subordinated mortgage-backed securities. These classes are structured into a hierarchy to allocate losses on the underlying mortgage loans and also for defining priority of rights to payment of principal and interest. Typically, one or more classes of senior securities are created which are rated in one of the two highest rating levels by one or more nationally recognized rating agencies and which are supported by one or more classes of mezzanine securities and subordinated securities that bear losses on the underlying loans prior to the classes of senior securities. Mezzanine securities, as used in this Form 10-K, refers to classes that are rated below the two highest levels, but no lower than a single "B" rating under the S&P rating system (or comparable level under other rating systems) and are supported by one or more classes of subordinated securities which bear realized losses prior to the classes of mezzanine securities. Subordinated securities, as used in this Form 10-K, refers to any class that bears the "first loss" from losses from underlying mortgage loans or that is rated below a single "B" level (or, if unrated, we deem it to be below that level). In some cases, only classes of senior securities and subordinated securities are issued. By adjusting the priority of interest and principal payments on each class of a given series of senior-subordinated mortgage-backed securities, issuers are able to create classes of mortgage-backed securities with varying degrees of credit exposure, prepayment exposure and potential total return, tailored to meet the needs of sophisticated institutional investors.

         Collateralized Mortgage Obligations and Multi-Class Pass-Through Securities

         We may also invest CMOs and multi-class pass-through securities. CMOs are debt obligations issued by special purpose entities that are secured by mortgage loans or mortgage-backed certificates, including, in many cases, certificates issued by government and government-related guarantors, including, GNMA, FNMA and FHLMC, together with certain funds and other collateral. Multi-class pass-through securities are equity interests in a trust composed of mortgage loans or other mortgage-backed securities. Payments of principal and interest on underlying collateral provide the funds to pay debt service on the CMO or make scheduled distributions on the multi-class pass-through securities. CMOs and multi-class pass-through securities may be issued by agencies or instrumentalities of the U.S. Government or by private organizations. The discussion of CMOs in the following paragraphs is similarly applicable to multi-class pass-through securities.

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

      Adjustable-Rate Mortgage Pass-Through Certificates and Floating Rate Mortgage-Backed Securities

         Most of the mortgage pass-through certificates we acquire are adjustable-rate mortgage pass-through certificates. This means that their interest rates may vary over time based upon changes in an objective index, such as:

- LIBOR or the London Interbank Offered Rate. The interest rate that banks in London offer for deposits in London of U.S. dollars.

- Treasury Index. A monthly or weekly average yield of benchmark U.S. Treasury securities, as published by the Federal Reserve Board.

- CD Rate. The weekly average of secondary market interest rates on six-month negotiable certificates of deposit, as published by the Federal Reserve Board.

These indices generally reflect short-term interest rates. The underlying mortgages for adjustable-rate mortgage pass-through certificates are adjustable-rate mortgage loans ("ARMs").

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

       Accordingly, as interest rates change, the value of our shares should be more stable than the value of funds which invest primarily in securities backed by fixed-rate mortgages or in other non-mortgage-backed debt securities, which do not provide for adjustment in the interest rates in response to changes in market interest rates.

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

       Adjustable-rate mortgage pass-through certificates and floaters, like other mortgage-backed securities, differ from conventional bonds in that principal is to be paid back over the life of the security rather than at maturity. As a result, we receive monthly scheduled payments of principal and interest on these securities and may receive unscheduled principal payments representing prepayments on the underlying mortgages. When we reinvest the payments and any unscheduled prepayments we receive, we may receive a rate of interest on the reinvestment which is lower than the rate on the existing security. For this reason, adjustable-rate mortgage pass-through certificates and floaters are less effective than longer-term debt securities as a means of "locking in" longer-term interest rates. Accordingly, adjustable-rate mortgage pass-through certificates and floaters, while generally having less risk of price decline during periods of rapidly rising interest rates than fixed-rate mortgage-backed securities of comparable maturities, have less potential for capital appreciation than fixed-rate securities during periods of declining interest rates.

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

         Mortgage Loans

         We have not as of December 31, 2002, but we may from time-to-time invest a small percentage of our assets directly in single-family, multi-family or commercial mortgage loans. We expect that the majority of these mortgage loans would be ARMs. The interest rate on an ARM is typically tied to an index (such as LIBOR or the interest rate on Treasury bills), and is adjustable periodically at specified intervals. These mortgage loans are typically subject to lifetime interest rate caps and periodic interest rate or payment caps. The acquisition of mortgage loans generally involves credit risk. We may obtain credit enhancement to mitigate this risk; however, there can be no assurances that we will able to obtain credit enhancement or that credit enhancement would mitigate the credit risk of the underlying mortgage loans.

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

         Among the asset choices available to us, our policy is to acquire those mortgage-backed securities which we believe generate the highest returns on capital invested, after consideration of the following:

-    the amount and nature of anticipated cash flows from the asset;

-    our ability to pledge the asset to secure collateralized borrowings;

-    the  increase  in  our  capital  requirement   determined  by  our  capital
     investment  policy  resulting from the purchase and financing of the asset;
     and

-    the costs of financing, hedging, managing and reserving for the asset.

Prior to acquisition, we assess potential returns on capital employed over the life of the asset and in a variety of interest rate, yield spread, financing cost, credit loss and prepayment scenarios.

         We also give consideration to balance sheet management and risk diversification issues. We deem a specific asset which we are evaluating for potential acquisition as more or less valuable to the extent it serves to increase or decrease certain interest rate or prepayment risks which may exist in the balance sheet, to diversify or concentrate credit risk, and to meet the cash flow and liquidity objectives our management may establish for our balance sheet from time-to-time. Accordingly, an important part of the asset evaluation process is a simulation, using our risk management model, of the addition of a potential asset and our associated borrowings and hedges to the balance sheet and an assessment of the impact this potential asset acquisition would have on the risks in and returns generated by our balance sheet as a whole over a variety of scenarios.

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

         We may acquire newly issued mortgage-backed securities, and also will seek to expand our capital base in order to further increase our ability to acquire new assets, when the potential returns from new investments appears attractive relative to the return expectations of stockholders. We may in the future acquire mortgage-backed securities by offering our debt or equity securities in exchange for the mortgage-backed securities.

         We generally intend to hold mortgage-backed securities for extended periods. In addition, the REIT provisions of the Internal Revenue Code limit in certain respects our ability to sell mortgage-backed securities. We may decide however to sell assets from time-to-time, for a number of reason, including our desire to dispose of an asset as to which credit risk concerns have arisen, to reduce interest rate risk, to substitute one type of mortgage-backed security for another, to improve yield or to maintain compliance with the 55% requirement under the Investment Company Act, and generally to re-structure the balance sheet when we deem advisable. Our board of directors has not adopted any policy that would restrict management's authority to determine the timing of sales or the selection of mortgage-backed securities to be sold.

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

         Capital and Leverage

         We expect generally to maintain a debt-to-equity ratio of between 8:1 and 12:1, although the ratio may vary from time-to-time depending upon market conditions and other factors our management deems relevant, including the composition of our balance sheet, haircut levels required by lenders, the market value of the mortgage-backed securities in our portfolio and "excess capital cushion" percentages (as described below) set by our board of directors from time to time. For purposes of calculating this ratio, our equity (or capital base) is equal to the value of our investment portfolio on a mark-to-market basis less the book value of our obligations under repurchase agreements and other collateralized borrowings. At December 31, 2002, our ratio of debt-to-equity was 9.4:1.

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

         We are prohibited from acquiring additional assets during periods when our capital base is less than the minimum amount required under our capital investment policy, except as may be necessary to maintain REIT status or our exemption from the Investment Company Act of 1940, as amended (the "Investment Company Act"). In addition, when our capital base falls below our risk-managed capital requirement, our management is required to submit to our board of directors a plan for bringing our capital base into compliance with our capital investment policy guidelines. We anticipate that in most circumstances we can achieve this goal without overt management action through the natural process of mortgage principal repayments. We anticipate that our capital base is likely to exceed our risk-managed capital requirement during periods following new equity offerings and during periods of falling interest rates and that our capital base could fall below the risk-managed capital requirement during periods of rising interest rates.

         The first component of our capital requirements is the current aggregate over-collateralization amount or "haircut" the lenders require us to hold as capital. The haircut for each mortgage-backed security is determined by our lenders based on the risk characteristics and liquidity of the asset. Haircut levels on individual borrowings generally range from 3% for certain FHLMC, FNMA or GNMA mortgage-backed securities to 20% for certain privately-issued mortgage-backed securities. At December 31, 2002, the weighted average haircut level on our securities was 3.96%. Should the market value of our pledged assets decline, we will be required to deliver additional collateral to our lenders to maintain a constant over-collateralization level on our borrowings.

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

         We expect to continue to use repurchase agreements as our principal financing device to leverage our mortgage-backed securities portfolio. We anticipate that, upon repayment of each borrowing under a repurchase agreement, we will use the collateral immediately for borrowing under a new repurchase agreement. At present, we have entered into uncommitted facilities with 25 lenders for borrowings in the form of repurchase agreements. We have not at the present time entered into any commitment agreements under which the lender would be required to enter into new repurchase agreements during a specified period of time, nor do we presently plan to have liquidity facilities with commercial banks. We may, however, enter into such commitment agreements in the future. We enter into repurchase agreements primarily with national broker-dealers, commercial banks and other lenders which typically offer this type of financing. We enter into collateralized borrowings only with financial institutions meeting credit standards approved by our board of directors, and we monitor the financial condition of these institutions on a regular basis.

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

         Substantially all of our borrowing agreements require us to deposit additional collateral in the event the market value of existing collateral declines, which may require us to sell assets to reduce our borrowings. We have designed our liquidity management policy to maintain a cushion of equity sufficient to provide required liquidity to respond to the effects under our borrowing arrangements of interest rate movements and changes in market value of our mortgage-backed securities, as described above. However, a major disruption of the repurchase or other market that we rely on for short-term borrowings would have a material adverse effect on us unless we were able to arrange alternative sources of financing on comparable terms.

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

      Our interest rate risk management program encompasses a number of procedures, including the following:

     - we attempt to structure our borrowings to have interest rate adjustment indices and interest rate adjustment periods that, on an aggregate basis, generally correspond to the interest rate adjustment indices and interest rate adjustment periods of our adjustable-rate mortgage-backed securities; and

     -    we  attempt  to  structure  our  borrowing   agreements   relating  to
          adjustable-rate   mortgage-backed   securities  to  have  a  range  of
          different maturities and interest rate adjustment periods (although substantially all will be less than one year).

         We adjust the average maturity adjustment periods of our borrowings on an ongoing basis by changing the mix of maturities and interest rate adjustment periods as borrowings come due and are renewed. Through use of these procedures, we attempt to minimize the differences between the interest rate adjustment periods of our mortgage-backed securities and related borrowings that may occur.

         Although we have not done so to date, we may purchase from time-to-time interest rate caps, interest rate swaps, interest rate collars, interest rate caps or floors, "interest only" mortgage-backed securities and similar instruments to attempt to mitigate the risk of the cost of our variable rate liabilities increasing at a faster rate than the earnings on our assets during a period of rising interest rates or to mitigate prepayment risk. We may hedge as much of the interest rate risk as our management determines is in our best interests, given the cost of the hedging transactions and the need to maintain our status as a REIT. This determination may result in our electing to bear a level of interest rate or prepayment risk that could otherwise be hedged when management believes, based on all relevant facts, that bearing the risk is advisable.

         We seek to build a balance sheet and undertake an interest rate risk management program which is likely to generate positive earnings and maintain an equity liquidation value sufficient to maintain operations given a variety of potentially adverse circumstances. Accordingly, our interest rate risk management program addresses both income preservation, as discussed above, and capital preservation concerns. For capital preservation, we monitor our "duration." This is the expected percentage change in market value of our assets that would be caused by a 1% change in short and long-term interest rates. To monitor duration and the related risks of fluctuations in the liquidation value of our equity, we model the impact of various economic scenarios on the market value of our mortgage-backed securities and liabilities. At December 31, 2002, we estimate that the duration of our assets was .5%. We believe that our interest rate risk management program will allow us to maintain operations throughout a wide variety of potentially adverse circumstances. Nevertheless, in order to further preserve our capital base (and lower our duration) during periods when we believe a trend of rapidly rising interest rates has been established, we may decide to enter into or increase hedging activities or to sell assets. Each of these actions may lower our earnings and dividends in the short term to further our objective of maintaining attractive levels of earnings and dividends over the long term.

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

Potential Acquisitions, Strategic Alliances and Other Investments

         From time-to-time we have had discussions with other parties regarding possible transactions including acquisitions of other businesses or assets, investments in other entities, joint venture arrangements, or strategic alliances. To date, none of these discussions have gone beyond the preliminary stage. We have also considered from time-to-time entering into related businesses, although to date we have not entered into such businesses.

     During 1998, we made an initial investment of $49,980 in Annaly International Money Management, Inc., ("Annaly International"). Annaly International was formed to explore business opportunities overseas, including the origination of mortgages. Annaly International did not commence operations beyond this exploratory stage. We owned 33% of the equity of Annaly International in the form of non-voting securities. The remaining equity of Annaly International was owned by FIDAC, Michael A.J. Farrell, our Chairman, Chief Executive Officer, and President, Wellington J. Denahan, our Vice
Chairman, Chief Investment Officer, Kathryn F. Fagan, our Chief Financial Officer and Treasurer, Jennifer A. Stephens, our Secretary and Investment Officer and other persons. Annaly International Money Management, Inc. was liquidated on June 30, 2002, resulting in a $44,000 loss.

         During 1998, Annaly International made an initial investment of $20,400 in Annaly.com, Inc, ("Annaly.com"). Annaly.com explores opportunities to acquire or originate mortgages in the United States. Annaly.com has established a website at http://www.annaly.com but did not commence the acquisition or origination of mortgages. Annaly International owned 51% of the equity of Annaly.com. The remaining equity of Annaly.com is owned by FIDAC I Partners, whose partners include FIDAC and our executive officers. Annaly.com, Inc. was dissolved on June 30, 2002.

         Prior to making our investment in Annaly International, we consulted with our tax advisors to ensure that the investment would not cause us to fail to satisfy the asset and source of income tests applicable to us as a REIT. Prior to making any other equity investment, we will similarly consult with our tax advisors.

         We may, from time-to- time, continue to explore possible acquisitions, investments, joint venture arrangements and strategic alliances.

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

Available Information

         Our investor relations website is www.annaly.com. We make available on this website under "Financials," free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the SEC.

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

- Differences in timing of interest rate adjustments on our mortgage-backed securities and our borrowings may adversely affect our profitability

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

     Most of the mortgage-backed securities we acquire are adjustable-rate securities. This means that their interest rates may vary over time based upon changes in an objective index, such as:

- LIBOR or the London Interbank Offered Rate. The interest rate that banks in London offer for deposits in London of U.S. dollars.

- Treasury Index. A monthly or weekly average yield of benchmark U.S. Treasury securities, as published by the Federal Reserve Board.

- CD Rate. The weekly average of secondary market interest rates on six-month negotiable certificates of deposit, as published by the Federal Reserve Board.

     These indices generally reflect short-term interest rates. On December 31, 2002, approximately 63% of our mortgage-backed securities were adjustable-rate securities.

     The interest rates on our borrowings similarly vary with changes in an objective index. Nevertheless, the interest rates on our borrowings generally adjust more frequently than the interest rates on our adjustable-rate mortgage-backed securities. For example, on December 31, 2002, our adjustable-rate securities had a weighted average term to next rate adjustment of 11 months, while our borrowings had a weighted average term to next rate adjustment of 124 days. Accordingly, in a period of rising interest rates, we could experience a decrease in net income or a net loss because the interest rates on our borrowings adjust faster than the interest rates on our adjustable-rate mortgage-backed securities.

- Interest rate caps on our mortgage-backed securities may adversely affect our profitability

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

- Because we acquire fixed rate securities, an increase in interest rates may adversely affect our profitability

     While the majority of our investments consist of adjustable-rate mortgage-backed securities, we also invest in fixed-rate mortgage-backed securities. In a period of rising interest rates, our interest payments could increase while the interest we earn on our fixed rate mortgage-backed securities would not change. This would adversely affect our profitability. On December 31, 2002, approximately 37% of our mortgage-backed securities were fixed rate securities.

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

     We often purchase mortgage-backed securities that have a higher interest rate than the market interest rate at the time. In exchange for this higher interest rate, we must pay a premium over the market value to acquire the security. In accordance with accounting rules, we amortize this premium over the term of the mortgage-backed security using the effective yield method. If the mortgage-backed security is prepaid in whole or in part prior to its expected maturity date, we must amortize the premium that was prepaid at the time of the prepayment. This adversely affects our profitability. On December 31, 2002, approximately 97% of the mortgage-backed securities we owned were acquired at a premium.

     Prepayment rates generally increase when interest rates fall and decrease when interest rates rise, but changes in prepayment rates are difficult to predict. Prepayment rates also may be affected by conditions in the housing and financial markets, general economic conditions and the relative interest rates on fixed-rate and adjustable-rate mortgage loans.

     We may seek to reduce prepayment risk by acquiring mortgage-backed securities at a discount. If a discounted security is prepaid in whole or in part prior to its expected maturity date, we will earn income equal to the amount of the remaining discount. This will improve our profitability if the discounted securities are prepaid faster than expected

     We can also acquire mortgage-backed securities that are less affected by prepayments. For example, we can acquire collateralized mortgage obligations or CMOs, a type of mortgage-backed security. CMOs divide a pool of mortgage loans into multiple tranches that allow for shifting of prepayment risks from slower-paying tranches to faster-paying tranches. This is in contrast to pass-through or pay-through mortgage-backed securities, where all investors share equally in all payments, including all prepayments. As discussed below, the Investment Company Act imposes restrictions on our purchase of CMOs. On December 31, 2002, approximately 33% of our mortgage-backed securities were CMOs and approximately 67% of our mortgage-backed securities were pass-through or pay-through securities.

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

-    Our leverage may cause substantial losses

     Because of our significant leverage, we may incur substantial losses if our borrowing costs increase. Our borrowing costs may increase for any of the following reasons:

-    short-term interest rates increase

-    the market value of our mortgage-backed securities decreases

-    interest rate volatility increases; or

-    the availability of financing in the market decreases

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

-    Liquidation of collateral may jeopardize our REIT status

     To continue to qualify as a REIT, we must comply with requirements regarding our assets and our sources of income. If we are compelled to liquidate our mortgage-backed securities, we may be unable to comply with these requirements, ultimately jeopardizing our status as a REIT.

-    We may exceed our target leverage ratios

     We seek to maintain a ratio of debt-to-equity of between 8:1 and 12:1. However, we are not required to stay within this leverage ratio. If we exceed this ratio, the adverse impact on our financial condition and results of operations from the types of risks described in this section would likely be more severe.

-    We may not be able to achieve our optimal leverage

     We use leverage as a strategy to inhance the return to our investors. However, we may not be able to achieve our desired leverage for any of the following reasons:

-    we determine that the leverage would expose us to excessive risk;

-    our lenders do not make funding available to us at acceptable rates; or

- our lenders require that we provide additional collateral to cover our borrowings

- We may incur increased borrowing costs which would adversely affect our profitability

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

     Our borrowing costs under repurchase agreements generally correspond to short-term interest rates such as LIBOR or a short-term Treasury index, plus or minus a margin. The margins on these borrowings over or under short-term interest rates may vary depending upon:

-    the movement of interest rates;

-    the availability of financing in the market; or

-    the value and liquidity of our mortgage-backed securities,

If we are unable to renew our borrowings at favorable rates, our profitability may be adversely affected

     Since we rely primarily on short-term borrowings, our ability to achieve our investment objectives depends not only on our ability to borrow money in sufficient amounts and on favorable terms, but also on our ability to renew or replace on a continuous basis our maturing short-term borrowings. If we are not able to renew or replace maturing borrowings, we would have to sell assets under possibly adverse market conditions.

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

     To date, all of our mortgage-backed securities have been agency certificates which, although not rated, carry an implied "AAA" rating. Agency certificates are mortgage-backed securities where FHLMC, FNMA, or GNMA guarantees payments of principal or interest on the certificates.

     Even though we have only acquired "AAA" securities so far, pursuant to our capital investment policy we have the ability to acquire securities of lower credit quality. Under our policy:

- 75% of our investments must have a "AA" or higher rating by Standard & Poor's Corporation ("S&P"), or an equivalent rating by a similar nationally recognized rating organization, or our management must determine that the investments are of comparable credit quality to investments with these ratings;

- the remaining 25% of our investments must have a "BBB" or higher rating by S&P, or an equivalent rating by a similar nationally recognized rating organization, or our management must determine that the investments are of comparable credit quality to investments with these ratings. Securities with ratings of "BBB" or higher are commonly referred to as "investment grade" securities; and

- we seek to have a minimum weighted average rating for our portfolio of at least "A" by S&P.

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

We are dependent on our key personnel

     We are dependent on the efforts of our key officers and employees, including Michael A. J. Farrell, Chairman of the board of directors, Chief Executive Officer, and President, Wellington J. Denahan, Vice Chairman and Chief Investment Officer, Kathryn F. Fagan, Chief Financial Officer and Treasurer, and Jennifer A Stephens, Secretary and Investment Officer. The loss of any of their services could have an adverse effect on our operations. Although we have employment agreements with each of them, we cannot assure you they will remain employed with us.

Some of our directors, officers and employees have ownership interests and manage assets for other clients that create potential conflicts of interest.

     Mr. Farrell, Ms. Denahan and other officers and employees are actively involved in managing mortgage-backed securities and other fixed income assets for institutional clients through Fixed Income Discount Advisory Company. FIDAC is a registered investment adviser which on December 31, 2002 managed, assisted in managing or supervised approximately $8 billion in gross assets on a discretionary basis for a wide array of clients. The U.S. Dollar Floating Rate Fund is a fund managed by FIDAC. Mr. Farrell is a Director of the Floating Rate Fund. FIDAC may also manage other funds in the future. These officers will continue to perform services for FIDAC, the institutional clients, the Floating Rate Fund, and other funds managed by the FIDAC. FIDAC is currently owned 100% by Mr. Farrell, our Chairman of the Board, Chief Executive Officer, and President.

     These responsibilities may create conflicts of interest for these officers and employees if they are presented with corporate opportunities that may benefit us and the institutional clients, the Floating Rate Fund, and other funds managed by FIDAC. Our officers allocate investments among us, the institutional clients and the Floating Rate Fund, and other funds managed by FIDAC by determining the entity or account for which the investment is most suitable. In making this determination, our officers consider the investment strategy and guidelines of each entity or account with respect to acquisition of assets, leverage, liquidity, and other factors that our officers determine appropriate.

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

We and our shareholders are subject to certain tax risks

|X|      Our failure to qualify as a REIT would have adverse tax consequences

     We believe that since 1997 we have qualified for taxation as a REIT for federal income tax purposes. We plan to continue to meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. The determination that we are a REIT requires an analysis of various factual matters and circumstances that may not be totally within our control. For example, to qualify as a REIT, at least 75% of our gross income must come from real estate sources and 95% of our gross income must come from real estate sources and certain other sources that are itemized in the REIT tax laws. We are also required to distribute to stockholders at least 90% (95% with respect to taxable years beginning before January 1, 2001) of our REIT taxable income (excluding capital gains). Even a technical or inadvertent mistake could jeopardize our REIT status. Furthermore, Congress and the Internal Revenue Service ("IRS") might make changes to the tax laws and regulations, and the courts might issue new rulings that make it more difficult or impossible for us to remain qualified as a REIT.

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

-    We have certain distribution requirements

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

-    We are also subject to other tax liabilities

     Even if we qualify as a REIT, we may be subject to certain federal, state and local taxes on our income and property. Any of these taxes would reduce our operating cash flow.

Proposed legislation for dividend exclusions could affect the value of our stock

On January 7, 2003, the Bush Administration released a proposal intended to eliminate one level of the federal "double taxation" that is currently imposed on corporate income for regular C corporations. Under this proposal, dividends from a regular C corporation may be excluded, in whole or in part, from a stockholder's federal taxable income to the extent that corporate income tax has been paid on the earnings from which the dividends are paid. REITs currently are tax-advantaged relative to regular C corporations because they are not subject to corporate-level federal income tax on income that they distribute to stockholders. The Bush Administration's proposal, if enacted in its original form, could decrease the tax advantage of a REIT relative to a regular C corporation because part or all of the dividends received by a stockholder from a regular C corporation would be exempt, in whole or in part, from federal income tax and, as a result, could cause individual investors to view stocks of regular C corporations as more attractive relative to stocks of REITs than is the case currently. It is not possible to predict whether the Bush Administration's proposal ultimately will be enacted, the form which it might take, and, if enacted, the effects it may have on the value of our common stock.

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

     Issuances of large amounts of our stock could cause our price to decline

     As of March 21, 2003 we had 84,646,859 shares of our common stock were outstanding. We may issue additional shares of common stock or shares of preferred stock that are convertible into common stock. If we issue a significant number of shares of common stock or convertible preferred stock in a short period of time, there could be a dilution of the existing common stock and a decrease in the market price of the common stock.

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

Maryland Business Combination Act

     The Maryland General Corporation Law establishes special requirements for "business combinations" between a Maryland corporation and "interested stockholders" unless exemptions are applicable. An interested stockholder is any person who beneficially owns 10% or more of the voting power of our then-outstanding voting stock. Among other things, the law prohibits for a period of five years a merger and other similar transactions between us and an interested stockholder unless the board of directors approved the transaction prior to the party becoming an interested stockholder. The five-year period runs from the most recent date on which the interested stockholder became an interested stockholder. The law also requires a super majority stockholder vote for such transactions after the end of the five-year period. This means that the transaction must be approved by at least:

- 80% of the votes entitled to be cast by holders of outstanding voting shares; and

- two-thirds of the votes entitled to be cast by holders of outstanding voting shares other than shares held by the interested stockholder or an affiliate of the interested stockholder with whom the business combination is to be effected.

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

Maryland Control Share Acquisition Act

     Maryland law provides that "control shares" of a Maryland corporation acquired in a "control share acquisition" have no voting rights except to the extent approved by a vote of the stockholders. Two-thirds of the shares eligible to vote must vote in favor of granting the "control shares" voting rights. "Control shares" are shares of stock that, taken together with all other shares of stock the acquirer previously acquired, would entitle the acquirer to exercise voting power in electing directors within one of the following ranges of voting power:

-    One-tenth or more but less than one third of all voting power;

-    One-third or more but less than a majority of all voting power; or

-    A majority or more of all voting power.

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

     If voting rights are not approved at a meeting of stockholders then, subject to certain conditions and limitations, we may redeem any or all of the control shares (except those for which voting rights have previously been approved) for fair value. We will determine the fair value of the shares, without regard to voting rights, as of the date of either:

-    the last control share acquisition; or

- the meeting where stockholders considered and did not approve voting rights of the control shares.

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

ITEM 2.      PROPERTIES

     Our executive and administrative office is located at 1211 Avenue of the Americas, Suite 2902 New York, New York 10036, telephone 212-696-0100. This office is leased under a noncancelable lease expiring December 31, 2009.

ITEM 3.       LEGAL PROCEEDINGS

     At December 31, 2002, there were no pending legal proceedings to which we were a party, or to which any of our property was subject.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         We did not submit any matters to a vote of our stockholders during the fourth quarter of 2002.

                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS

     Our common stock began trading publicly on October 8, 1997 and is traded on the New York Stock Exchange under the trading symbol "NLY". As of March 21, 2003, we had 84,646,859 shares of common stock issued and outstanding which were held by approximately 66,568 holders of record.

     The following table sets forth, for the periods indicated, the high, low, and closing sales prices per share of common stock as reported on the New York Stock Exchange composite tape and the cash dividends declared per share of our common stock.

                                                                  Stock Prices

                                                 High             Low               Close

First Quarter ended March 31, 2002               $17.62           $15.30            $16.98
Second Quarter ended June 30, 2002               $21.50           $16.20            $19.40
Third Quarter ended September 30, 2002           $20.40           $14.00            $18.45
Fourth Quarter ended December 31, 2002           $19.95           $15.25            $18.80

                                                  High             Low               Close

First Quarter ended March 31, 2001               $11.50           $8.75             $11.26
Second Quarter ended June 30, 2001               $13.76           $10.50            $13.71
Third Quarter ended September 30, 2001           $14.93           $12.70            $14.45
Fourth Quarter ended December 31, 2001           $17.01           $13.20            $16.00

                                                                  Cash Dividends
                                                                  Declared Per Share

First Quarter ended March 31, 2002                                $0.63
Second Quarter ended June 30, 2002                                $0.68
Third Quarter ended September 30, 2002                            $0.68
Fourth Quarter ended December 31, 2002                            $0.68

First Quarter ended March 31, 2001                                $0.30
Second Quarter ended June 30, 2001                                $0.40
Third Quarter ended September 30, 2001                            $0.45
Fourth Quarter ended December 31, 2001                            $0.60



     We intend to pay quarterly dividends and to distribute to our stockholders all or substantially all of our taxable income in each year (subject to certain adjustments). This will enable us to qualify for the tax benefits accorded to a REIT under the Code. We have not established a minimum dividend payment level and our ability to pay dividends may be adversely affected for the reasons described under the caption "Risk Factors." All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our REIT status and such other factors as our board of directors may deem relevant from time to time.

                      EQUITY COMPENSATION PLAN INFORMATION

         The Company has adopted a long term stock incentive plan for executive officers, key employees and nonemployee directors (the "Incentive Plan"). The Incentive Plan authorizes the Compensation Committee of the board of directors to grant awards, including incentive stock options as defined under Section 422 of the Code ("ISOs") and options not so qualified ("NQSOs"). The Incentive Plan authorizes the granting of options or other awards for an aggregate of the greater of 500,000 shares or 9.5% of the outstanding shares of the Company's common stock. For a description of the Company's Incentive Plan, see Note 7 to the Financial Statements.

         The following table provides information as of December 31, 2002, concerning shares of the Company's common stock authorized for issuance under Annaly Mortgage Management, Inc.'s existing Incentive Plan.


                                                                                             Number of securities
                                                                                            remaining available for
                                Number of securities to be    Weighted-average exercise      future issuance under
                                  issued upon exercise of       price of outstanding       Incentive Plan (excluding
        Plan Category               outstanding options                options                previously issued)
-------------------------------------------------------------------------------------------------------------------
Incentive Plan approved by
shareholders                              512,706                       $8.59                    7,570,074(1)
Incentive Plan not approved
by shareholders                              -                            -                            -
                                ---------------------------- ---------------------------- ----------------------------
Total                                     512,706                       $8.59                      7,570,074
                                ============================ ============================ ============================

(1) The Incentive Plan authorizes the granting of options or other awards for an aggregate of the greater of 500,000 or 9.5% of the outstanding shares on a fully diluted basis of the Company's common stock.
((85,081,912*9.5%)-512,706)

ITEM 6.           SELECTED FINANCIAL DATA

         The following selected financial data are derived from our audited financial statements for the years ended December 31, 2002, 2001, 2000, 1999 and 1998. The selected financial data should be read in conjunction with the more detailed information contained in the Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

                             SELECTED FINANCIAL DATA
                (dollars in thousands, except for per share data)

                                                 For the Year  For the Year  For the Year  For the Year  For the Year
                                                    Ended         Ended         Ended          Ended         Ended
                                                 December 31,  December 31,  December 31,  December 31,  December 31,
                                                     2002          2001          2000          1999          1998
                                                -----------------------------------------------------------------------
 Statement of Operations Data:
      Interest income                                 $404,165      $263,058      $109,750        $89,812      $89,986
      Interest expense                                 191,758       168,055        92,902         69,846       75,735
                                                -----------------------------------------------------------------------
      Net interest income                             $212,407       $95,003       $16,848        $19,966      $14,251
      Gain on sale of mortgage-backed securities        21,063         4,586         2,025            454        3,344
      General and administrative expenses
             (G&A expense)                              13,963         7,311         2,286          2,281        2,106
                                                -----------------------------------------------------------------------
      Net income                                      $219,507       $92,278       $16,587        $18,139      $15,489
                                                =======================================================================
      Basic net income per average share                 $2.68         $2.23         $1.18          $1.41        $1.22
      Diluted net income per average share               $2.67         $2.21         $1.15          $1.35        $1.19
      Dividends declared per share                       $2.67         $1.75         $1.15          $1.38        $1.21

                                                 December 31,  December 31   December 31,  December 31,  December 31,
 Balance Sheet Data:                                 2002          2001          2000          1999          1998
                                                -----------------------------------------------------------------------

      Mortgage-Backed Securities, net              $11,551,857    $7,575,379    $1,978,219     $1,437,793   $1,520,289
      Total assets                                  11,659,084     7,717,314     2,035,029      1,491,322    1,527,352
      Repurchase agreements                         10,163,174     6,367,710     1,628,359      1,338,296    1,280,510
      Total liabilities                             10,579,018     7,049,957     1,899,386      1,388,050    1,401,481
      Stockholders' equity                           1,080,066       667,357       135,642        103,272      125,871
      Number of common shares outstanding           84,569,206    59,826,975    14,522,978     13,581,316   12,648,424

 Other Data:
      Average total assets                         $10,486,423    $5,082,852    $1,652,459     $1,473,765   $1,499,875
      Average earning assets                         9,575,365     4,682,780     1,564,491      1,461,254    1,461,791
      Average borrowings                             9,128,933     4,388,900     1,449,999      1,350,230    1,360,040
      Average equity                                   978,107       437,376       117,727        117,685      131,265
      Yield on interest earning assets                   4.22%         5.62%         7.02%          6.15%        6.16%
      Cost of funds on interest bearing liabilities      2.10%         3.83%         6.41%          5.17%        5.57%
      Interest rate spread                               2.12%         1.79%         0.61%          0.98%        0.59%
 Annualized Financial Ratios:
      Net interest margin (net interest
       Income/average total assets)                      2.03%         1.87%         1.02%          1.35%        0.95%
      G&A expense as a percentage of average
            assets                                       0.13%         0.14%         0.14%          0.15%        0.14%
      G&A expense as a percentage of average
           equity                                        1.43%         1.67%         1.94%          1.94%        1.60%
      Return on average assets                           2.09%         1.82%         1.00%          1.23%        1.03%
      Return on average equity                          22.44%        21.10%        14.09%         15.41%       11.80%

ITEM 7.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

Special Note Regarding Forward-Looking Statements

         Certain statements contained in this annual report, and certain statements contained in our future filings with the Securities and Exchange Commission (the "SEC" or the "Commission"), in our press releases or in our other public or shareholder communications may not be, based on historical facts and are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements which are based on various assumptions, (some of which are beyond our control) may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as "may," "will," "believe," "expect," "anticipate," "continue," or similar terms or variations on those terms, or the negative of those terms. Actual results could differ materially from those set forth in forward-looking statements due to a variety of factors, including, but not limited to, changes in interest rates, changes in yield curve, changes in prepayment rates, the availability of mortgage backed securities for purchase, the availability of financing and, if available, the terms of any financing. For a discussion of the risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see "Risk Factors." We do not undertake, and specifically disclaim any obligation, to publicly release the result of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Overview

         We are a real estate investment trust that owns and manages a portfolio of mortgage-backed securities. Our principal business objective is to generate net income for distribution to our stockholders from the spread between the interest income on our mortgage-backed securities and the costs of borrowing to finance our acquisition of mortgage-backed securities.

Critical Accounting Policies

         Management's discussion and analysis of financial condition and results of operations is based on the amounts reported in our financial statements. These financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. In preparing the financial statements, management is required to make various judgments, estimates and assumptions that affect the reported amounts. Changes in these estimates and assumptions could have a material effect on our financial statements. The following is a summary of our policies that is the most affected by management's judgments, estimates and assumptions.

         Market Valuation of Securities: All assets classified as available-for-sale are reported at fair value, based on market prices. Our policy is to obtain market values from three independent sources and record the market value of the securities based on the average of the three.

         Amortization of premiums and accretion of discounts: Premiums and discounts associated with the purchase of the Mortgage-Backed Securities are amortized into interest income over the lives of the securities using the interest method. Our policy for estimating prepayment speeds for calculating the effective yield is to evaluate historical performance, street consensus prepayment speeds, and current market conditions.

Results of Operations

         Net Income Summary

         For the year ended December 31, 2002, our net income was $219.5 million or $2.68 basic earnings per average share, as compared to $92.3 million or $2.23 basic earnings per average share for the year ended December 31, 2001. For the year ended December 31, 2000, our net income was $16.6 million, or $1.18 basic earnings per average share. Net income per average share increased by $0.45 and total net income increased by $127.2 million. The increase in 2002 net income over 2001 is attributable to our acquisition of additional mortgage-backed securities using proceeds raised from our January 2002 public offering and Equity Shelf Program during the year and the increase in the interest rate spread between our interest-earning assets and our interest-bearing liabilities. The same is true for the increase in net income for the year 2001, when compared to the year 2000. We consummated three public offerings in the year 2001 and the interest rate spread increased. We compute our net income per share by dividing net income by the weighted average number of shares of outstanding common stock during the period, which was 82,044,141 for the year ended December 31, 2002, 41,439,631 for the year ended December 31, 2001, and 14,089,436 for the year ended December 31, 2000. Dividends per share for the year ended December 31, 2002 were $2.67, or an aggregate of $223.6 million. Dividends per share for the year ended December 31, 2001 were $1.75 per share, or $88.4 million in total. Dividends per share for the year ended December 31, 2000 were $1.15 per share, or $16.3 million in total. Our return on average equity was 22.44% for the year ended December 31, 2002, 21.10% for the year ended December 31, 2001, and 14.09% for the year ended December 31, 2000. The increase in return on equity in 2002 compared to 2001 is primarily due to the favorable interest rate environment. The table below presents the net income summary for the years ended December 31, 2002, 2001, 2000, 1999, and 1998.




                               Net Income Summary
              (dollars in the thousands, except for per share data)

                                                     Year Ended      Year Ended     Year Ended    Year Ended     Year Ended
                                                    December 31,    December 31,     December    December 31,   December 31,
                                                        2002            2001         31, 2000        1999           1998
                                                    -------------- --------------- ------------- -------------- --------------

Interest Income                                          $404,165        $263,058      $109,750        $89,812        $89,986
Interest Expense                                          191,758         168,055        92,902         69,846         75,735
                                                    -------------- --------------- ------------- -------------- --------------
Net Interest Income                                      $212,407         $95,003       $16,802        $19,966        $14,251
Gain on Sale of Mortgage-Backed Securities                 21,063           4,586         2,025            454          3,344
General and Administrative Expenses                        13,963           7,311         2,286          2,281          2,106
                                                    -------------- --------------- ------------- -------------- --------------
Net Income                                               $219,507         $92,278       $16,587        $18,139        $15,489
                                                    ============== =============== ============= ============== ==============

Average Number of Basic Shares Outstanding             82,044,141      41,439,631    14,089,436     12,889,510     12,709,116
Average Number of Diluted Shares Outstanding           82,282,883      41,857,498    14,377,459     13,454,007     13,020,648

Basic Net Income Per Share                                  $2.68           $2.23         $1.18          $1.41          $1.22
Diluted Net Income Per Share                                $2.67           $2.21         $1.15          $1.35          $1.19

Average Total Assets                                  $10,486,423      $5,082,852    $1,652,459     $1,473,765     $1,499,875
Average Equity                                            978,107         437,376       117,727        117,685        131,265

Annualized Return on Average Assets                         1.43%           1.82%         1.00%          1.23%          1.03%
Annualized Return on Average Equity                        22.44%          21.10%        14.09%         15.41%         11.80%


         Interest Income and Average Earning Asset Yield

         We had average earning assets of $9.6 billion for the year ended December 31, 2002. We had average earning assets of $4.7 billion for the year ended December 31, 2001. We had average earning assets of $1.6 billion for the year ended December 31, 2000. Our primary source of income for the years ended December 31, 2002, 2001, and 2000 was interest income. A portion of our income was generated by gains on the sales of our mortgage-backed securities. Our interest income was $404.2 million for the year ended December 31, 2002, $263.1 million for the year ended December 31, 2001, and $109.8 million for the year ended December 31, 2000. Our yield on average earning assets was 4.22%, 5.62%, and 7.02% for the same respective periods. Our yield on average earning assets decreased by 1.40% and our average earning asset balance increased by $4.9 billion for the year ended December 31, 2002, when compared to the prior year. Due to the increase in the asset base resulting from the inflow of capital from our public offering and Equity Shelf Program during the year ended December 31, 2002, interest income increased by $141.1 million. Our yield on average earning assets decreased by 1.40% and our average earning asset balance increased by $3.1 billion for the year ended December 31, 2001, when compared to the prior year. Due to the increase in assets resulting from the three public offerings during the year ended December 31, 2001, interest income increased by $153.3 million. The table below shows our average balance of cash equivalents and mortgage-backed securities, the yields we earned on each type of earning assets, our yield on average earning assets and our interest income for the years ended December 31, 2002, 2001, 2000, and 1999, and 1998 the four quarters in 2002.

                           Average Earning Asset Yield
              (ratios for the four quarters in 2002 are annualized)
                                                                                          Yield on
                                                     Average                 Yield on     Average      Yield on
                                         Average    Mortgage-     Average    Average      Mortgage-     Average
                                           Cash       Backed      Earning    Cash           Backed      Earning    Interest
                                        Equivalents Securities     Assets    Equivalents Securities      Assets     Income
                                        ----------- ----------     -------   ----------- ----------     -------   -------
                                                                     (dollars in thousands)

For the Year Ended December 31, 2002        $2      $9,575,365   $9,575,367    1.14%        4.22%        4.22%     $404,165
For the Year Ended December 31, 2001        $2      $4,682,778   $4,682,780    3.25%        5.62%        5.62%     $263,058




                                                    Average                 Yield on     Average      Yield on
                                         Average    Mortgage-     Average    Average      Mortgage-     Average
                                           Cash       Backed      Earning    Cash           Backed      Earning    Interest
                                        Equivalents Securities     Assets    Equivalents Securities      Assets     Income
                                        ----------- ----------     -------   ----------- ----------     -------   -------
                                                                     (dollars in thousands)

For the Year Ended December 31, 2000       $263     $1,564,228   $1,564,491    4.18%        7.02%        7.02%     $109,750
For the Year Ended December 31, 1999       $221     $1,461,033   $1,461,254    4.10%        6.15%        6.15%     $89,812
For the Year Ended December 31, 1998        $2      $1,461,789   $1,461,791    4.32%        6.16%        6.16%     $89,986

----------------------------------------------------------------------------------------------------------------------------
For the Quarter Ended December 31, 2002     $2     $10,400,894  $10,400,896    0.88%        3.56%        3.56%     $92,641
For the Quarter Ended September 30,         $2     $10,661,228  $10,661,230    1.14%        4.10%        4.10%     $109,201
2002
For the Quarter Ended June 30, 2002         $2      $9,629,332   $9,629,334    1.23%        4.55%        4.55%     $109,423
For  the Quarter Ended March 31, 2002       $2      $7,610,006   $7,610,008    1.29%        4.88%        4.88%     $92,900


         The constant prepayment rate ("CPR") on our mortgage-backed securities for the year ended December 31, 2002 was 33%, for the year ended December 31, 2001 was 26%, and for the year ended December 31, 2000 was 11%. CPR is an assumed rate of prepayment for our mortgage-backed securities, expressed as an annual rate of prepayment relative to the outstanding principal balance of our mortgage-backed securities. CPR does not purport to be either a historical description of the prepayment experience of our mortgage-backed securities or a prediction of the anticipated rate of prepayment of our mortgage-backed securities.

         Principal prepayments had a negative effect on our earning asset yield for the years ended December 31, 2002, 2001, and 2000 because we adjust our rates of premium amortization and discount accretion monthly based upon the effective yield method, which takes into consideration changes in prepayment speeds.


Interest Expense and the Cost of Funds

         Our largest expense is the cost of borrowed funds, primarily through repurchase agreements. We had average borrowed funds of $9.1 billion for the year ended December 31, 2002, $4.4 billion for the year ended December 31, 2001, and $1.4 billion for the year ended December 31, 2000. Interest expense totaled $191.8 million, $168.1 million, and $92.9 million for the years ended December 31, 2002, 2001, and 2000, respectively. Our average cost of funds was 2.10% for the year ended December 31, 2002, 3.83% for the year ended December 31, 2001, and 6.41% for the year ended December 31, 2000. The cost of funds rate decreased by 1.73% and the average borrowed funds increased by $4.7 billion for the year ended December 31, 2002. Interest expense for the year ended December 31, 2002 increased $23.7 million, from $168.1 million to $191.8 million. We increased our asset base by raising approximately $379.5 million of additional capital in 2002. As a result, we increased the amounts borrowed under repurchase agreements. Consequently, the increased interest expense for the year 2002 is the result of our growth. The cost of funds rate decreased by 2.58% and the average borrowed funds increased by $3.0 billion for the year ended December 31, 2001. Interest expense for the year ended December 31, 2001 increased $75.2 million. We increased our asset base by raising approximately $474.2 million of additional capital in 2001. Consequently, the increased interest expense for the year 2001 is the result of our growth.

         Changes in our short-term cost of funds are expected to be closely correlated with changes in short-term LIBOR, although we have chosen to extend the maturity on a portion of our liabilities to three years. Our average cost of funds was 0.33% greater than average one-month LIBOR for the year ended December 31, 2002, and 0.22% greater than average six-month LIBOR. Our average cost of funds was 0.05% less than average one-month LIBOR for the year ended December 31, 2001, and 0.10% greater than average six-month LIBOR. Our average cost of funds was equal to average one-month LIBOR for the year ended December 31, 2000, and 0.25% less than average six-month LIBOR. During the year ended December 31, 2002, average one-month LIBOR, which was 1.77%, was 0.11% less than average six-month LIBOR, which was 1.88%. During the year ended December 31, 2001, average one-month LIBOR, which was 3.88%, was 0.15% greater than average six-month LIBOR, which was 3.73%. During the year ended December 31, 2000, average one-month LIBOR, which was 6.41%, was 0.25% lower than average six-month LIBOR, which was 6.66%. The table below shows our average borrowed funds and average cost of funds as compared to average one-month and average six-month

LIBOR for the years ended December 31, 2002, 2001, 2000, 1999, 1998, and the four quarters in 2002.

                              Average Cost of Funds
           (Ratios for the four quarters in 2002 have been annualized)


                                                                                Average
                                                                               One-Month   Average Cost   Average Cost
                                                                                 LIBOR       of Funds       of Funds
                                                                              Relative to   Relative to   Relative to
                           Average              Average    Average   Average      Average       Average       Average
                           Borrowed   Interest  Cost of    One-Month Six-Month   Six-Month     One-Month     Six-Month
                            Funds     Expense    Funds     LIBOR     LIBOR       LIBOR         LIBOR         LIBOR
                          ---------   --------  --------   --------  --------  ----------  -------------  ------------
                                                (dollars in thousands)
For the Year Ended
   December  31, 2002     $9,128,933  $191,758   2.10%     1.77%     1.88%      (0.11%)        0.33%         0.22%
For the Year Ended
   December  31, 2001     $4,388,900  $168,055   3.83%     3.88%     3.73%       0.15%        (0.05%)        0.10%
For the Year Ended
  December 31, 2000       $1,449,999  $92,902    6.41%     6.41%     6.66%      (0.25%)          -          (0.25%)
For the Year Ended
  December 31, 1999       $1,350,230  $69,846    5.17%     5.25%     5.53%      (0.28%)       (0.08%)       (0.36%)
For the Year Ended
  December 31, 1998       $1,360,040  $75,735    5.57%     5.57%     5.54%       0.03%           -           0.03%

------------------------------------------------------------------------------------------------------------------------
For the Quarter Ended
   December 31, 2002     $10,097,676  $49,874    1.98%     1.57%     1.55%       0.02%         0.41%         0.43%
For the Quarter Ended
   September 30, 2002    $10,122,840  $54,012    2.13%     1.82%     1.82%         -           0.31%         0.31%
For the Quarter Ended
  June 30, 2002           $9,102,992  $47,860    2.10%     1.85%     2.11%      (0.26%)        0.25%        (0.01%)
For the Quarter Ended
  March 31, 2002          $7,192,222  $40,012    2.23%     1.85%     2.06%      (0.21%)        0.38%         0.17%


         Net Interest Income

         Our net interest income, which equals interest income less interest expense, totaled $212.4 million for the year ended December 31, 2002, $95.0 million for the year ended December 31, 2001, $16.8 million for the year ended December 31, 2000. Our net interest spread, which equals the yield on our average assets for the period less the average cost of funds for the period, was 2.12% for the year ended December 31, 2002, which is a 0.33% increase over the prior year. The net interest spread for the year ended December 31, 2001 was 1.79%, as compared to 0.61% for the year ended December 31, 2000. Our net interest income increased by $117.4 million for the year ended December 31, 2002 over the prior year. The increase in our balance sheet which resulted from our raising additional capital in 2002, along with the 0.33% increase in the interest rate spread. The substantial increase in our balance sheet in 2001 which resulted from our raising additional capital in that year, along with the 1.18% increase in the interest rate spread, caused the $78.2 million increase in net interest income. Net interest margin, which equals net interest income divided by average interest earning assets, was 2.03% for the year ended December 31, 2002, 1.87% for the year ended December 31, 2001, and 1.02% for the year ended December 31, 2000. The principal reason that net interest margin exceeded net interest spread is that average interest earning assets exceeded average interest bearing liabilities. A portion of our assets is funded with equity rather than borrowings.

         The table below shows our interest income by earning asset type, average earning assets by type, total interest income, interest expense, average repurchase agreements, average cost of funds, and net interest income for the years ended December 31, 2002, 2001, 2000, 1999, 1998, and the four quarters in 2002.

                               Net Interest Income
           (Ratios for the four quarters in 2002 have been annualized)
                                                                    Yield on
                       Average     Interest                         Average     Average
                      Mortgage     Income on  Average     Total    Interest   Balance of            Average  Net
                      -Backed      Mortgage   Cash        Interest  Earning   Repurchase  Interest  Cost of  Interest
                      Securities   -Backed    Equivalents Income    Assets     Agreements   Expense   Funds    Income
                         Held      Securities
                      ------------ ---------- ----------- -------- --------   ----------- --------- -------  --------
                                               (dollars in the thousands)
  For the Year Ended
    December 31, 2002   $9,575,365   $404,165        $2      $404,165  4.22%    $9,128,933   $191,758   2.10% $212,407
  For the Year Ended
    December 31, 2001 $4,682,778   $263,058        $2      $263,058  5.62%    $4,388,900   $168,055   3.83%    $95,003
  For the Year Ended
    December 31, 2000 $1,564,228   $109,739      $263      $109,750  7.02%    $1,449,999    $92,902   6.41%    $16,848
  For the Year Ended
    December 31, 1999 $1,461,033    $89,801      $221      $89,812   6.15%    $1,350,230    $69,846   5.17%    $19,966
  For the Year Ended
    December 31, 1998 $1,461,789    $89,986       $2       $89,986   6.16%    $1,360,040    $75,735   5.57%    $14,251

  ----------------------------------------------------------------------------------------------------------------------
  For the Quarter
  Ended
    December 31, 2002 $10,400,894   $92,641       $2       $92,641   3.56%    $10,097,676   $49,874   1.98%    $42,767
  For the Quarter
  Ended               $10,661,228  $109,201       $2       $109,201  4.10%    $10,122,840   $54,012   2.13%    $55,189
     September 30,
  2002
  For the Quarter
  Ended               $9,629,332   $109,423       $2       $109,423  4.55%    $9,102,992    $47,860   2.10%    $61,563
     June 30, 2002
  For the Quarter
  Ended               $7,610,006    $92,900       $2       $92,900   4.88%    $7,192,222    $40,012   2.23%    $52,888
     March 31, 2002


         Gains and Losses on Sales of Mortgage-Backed Securities

         For the year ended December 31, 2002, we sold mortgage-backed securities with an aggregate historical amortized cost of $2.1 billion for an aggregate gain of $21.1 million. For the year ended December 31, 2001, we sold mortgage-backed securities with an aggregate historical amortized cost of $1.2 billion for an aggregate gain of $4.6 million. For the year ended December 31, 2000, we sold mortgage-backed securities with an aggregate historical amortized cost of $487.8 million for an aggregate gain of $2.0 million. The gain on sale of assets for the year ended December 31, 2002 increased by $16.5 million over the prior year. We were able to take advantage to the appreciation in our portfolio, while maintaining a book value of $12.77. The gain on sale of assets for the year ended December 31, 2001 increased by $2.6 million over the prior year. Even though the gain for the year 2001 increased over the prior year, as a percentage of total income it declined. We do not expect to sell assets on a frequent basis, but may from time to time sell existing assets to move into new assets, which our management believes might have higher risk-adjusted returns, or to manage our balance sheet as part of our asset/liability management strategy.

         Credit Losses

We have not experienced credit losses on our mortgage-backed securities to date. We have limited our exposure to credit losses on our mortgage-backed securities by purchasing only securities, issued or guaranteed by Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association, or the Government National Mortgage Association, which, although not rated, carry an implied "AAA" rating. Under our capital investment policy, however, up to 25% of our securities could be rated "BBB" or better or if unrated, securities we deem to be of a quality "BBB" or better.

         General and Administrative Expenses

         General and administrative expenses ("G&A") were $14.0 million for the year ended December 31, 2002, $7.3 million for the year ended December 31, 2001, and $2.3 million for the year ended December 31, 2000. G&A expenses as a percentage of average assets was 0.13%, 0.14%, and 0.14% for the years ended December 31, 2002, 2001, and 2000, respectively. G&A expense has increase proportionately with our increased capital base. Increases in salaries were the primary reason for the overall increase in G&A. The staff increased to 15 employees by the end of 2002 from 10 employees at the end of 2001. In 2002, we paid aggregate salaries and bonuses of $10.8 million compared to $4.7 million in 2001. G&A expenses in total were materially unchanged for the years ended December 31, 2001, and 2000. The table below shows our total

G&A expenses as compared to average assets and average equity for the years ended December 31, 2002, 2001, 2000, 1999, 1998, and the four quarters in 2002.

                                               G&A Expenses and Operating Expense Ratios
                                      (Ratios for the four quarters in 2002 have been annualized)


                                                  Total G&A          Total G&A
                                Total G&A     Expenses/Average   Expenses/Average
                                Expenses           Assets             Equity
                            (dollars in the thousands)
For the Year Ended
   December 31, 2002             $13,963           0.13%              1.43%
For the Year Ended
   December 31, 2001             $7,311            0.14%              1.67%
For the Year Ended
  December 31, 2000              $2,286            0.14%              1.94%
For the Year Ended
  December 31, 1999              $2,281            0.15%              1.94%
For the Year Ended
  December 31, 1998              $2,106            0.14%              1.60%

---------------------------- ---------------- ----------------- -------------------
For the Quarter Ended
  December 31, 2002              $3,904            0.13%              1.44%
For the Quarter Ended
  September 30, 2002             $3,268            0.12%              1.22%
For the Quarter Ended
  June 30, 2002                  $3,536            0.13%              1.37%
For the Quarter Ended
  March 31, 2002                 $3,255            0.14%              1.55%


         Net Income and Return on Average Equity

         Our net income was $219.5 million for the year ended December 31, 2002, $92.3 million for the year ended December 31, 2001, and $16.6 million for the year ended December 31, 2000. Our return on average equity was 22.44% for the year ended December 31, 2002, 21.1% for the year ended December 31, 2001, and 14.1% for the year ended December 31, 2000. Net income increased by $127.2 million in the year 2002 over the previous year, due to the increased asset base and the increase in the average interest rate spread. The increase in net income for the year ended December 2001, as compared to the year ended December 31, 2000, is a direct result of growth in our balance sheet following our three public offerings in 2001, as well as the favorable interest rate environment during the year 2001.

         We were able to take advantage of appreciation in asset value in 2001. The gain on sale of securities increased by $2.6 million for the year ended December 31, 2001, as compared to the prior year. The table below shows our net interest income, gain on sale of mortgage-backed securities and G&A expenses each as a percentage of average equity, and the return on average equity for the years ended December 31, 2002, 2001, 2000, 1999, and 1998, and for the four quarters in 2002.


                     Components of Return on Average Equity
           (Ratios for the four quarters in 2002 have been annualized)


                                                        Gain on Sale of
                                         Net Interest   Mortgage-Backed        G&A          Return on
                                        Income/Average  Securities/Average Expenses/Average  Average
                                            Equity           Equity          Equity          Equity

For the Year Ended December 31, 2002        21.72%           2.15%            1.43%          22.44%
For the Year Ended December 31, 2001        21.72%           1.05%            1.67%          21.10%
For the Year Ended December 31, 2000        14.31%           1.72%            1.94%          14.09%
For the Year Ended December 31, 1999        16.97%           0.38%            1.94%          15.41%

For the Year Ended December 31, 1998        10.85%           2.55%            1.60%          11.80%

-------------------------------------------------------------------------------------------------------
For the Quarter Ended December 31, 2002     15.80%           4.27%            1.44%          18.63%
For the Quarter Ended September 30,
2002                                        20.68%           1.78%            1.22%          21.24%
For the Quarter Ended June 30, 2002         23.93%           0.52%            1.37%          23.08%
For the Quarter Ended March 31, 2002        25.24%           1.63%            1.55%          25.32%
Financial Condition

         Mortgage-Backed Securities

         All of our mortgage-backed securities at December 31, 2002, 2001, and 2000 were adjustable-rate or fixed-rate mortgage-backed securities backed by single-family mortgage loans. All of the mortgage assets underlying these mortgage-backed securities were secured with a first lien position on the underlying single-family properties. All our mortgage-backed securities were FHLMC, FNMA or GNMA mortgage pass-through certificates or CMOs, which carry an implied "AAA" rating. We mark-to-market all of our earning assets at liquidation value.

         We accrete discount balances as an increase in interest income over the life of discount mortgage-backed securities and we amortize premium balances as a decrease in interest income over the life of premium mortgage-backed securities. At December 31, 2002, 2001, and 2000, we had on our balance sheet a total of $664,000, $2.1 million, and $989,000, respectively, of unamortized discount (which is the difference between the remaining principal value and current historical amortized cost of our mortgage-backed securities acquired at a price below principal value) and a total of $274.6 million, $139.4 million, and $24.3 million, respectively, of unamortized premium (which is the difference between the remaining principal value and the current historical amortized cost of our mortgage-backed securities acquired at a price above principal value).

         We received mortgage principal repayments of $4.7 billion for the year ended December 31, 2002, $1.7 billion for the year ended December 31, 2001, and $168.5 million for the year ended December 31, 2000. The overall prepayment speed for the year ended December 31, 2002, 2001, 2000 was 33%, 27%, and 11%, respectively. During the quarter ended December 31, 2002, the prepayment speeds were the highest in our history at 43%. The result was record returns of principal for the year, relative to the asset size. The increase in prepayments in 2001 from 2000 was primarily because we acquired more mortgage-backed securities following our three public offerings. Given our current portfolio composition, if mortgage principal prepayment rates were to increase over the life of our mortgage-backed securities, all other factors being equal, our net interest income would decrease during the life of these mortgage-backed securities as we would be required to amortize our net premium balance into income over a shorter time period. Similarly, if mortgage principal prepayment rates were to decrease over the life of our mortgage-backed securities, all other factors being equal, our net interest income would increase during the life of these mortgage-backed securities as we would amortize our net premium balance over a longer time period.

         The table below summarizes certain characteristics of our mortgage-backed securities at December 31, 2002, 2001, 2000, 1999, and 1998, September 30, 2002, June 30, 2002, and March 31, 2002.


                           Mortgage-Backed Securities

                                                                                                Estimated
                                                                     Amortized                    Fair      Weighted
                                             Net        Amortized  Cost/Principal Estimated   Value/PrincipaAverage
                            Principal Value   Premium     Cost         Value      Fair Value      Value     l Yield
                                                                   (dollars in thousands)

At December 31, 2002         $11,202,384     $273,963  $11,476,347   102.45%     $11,551,857   103.12%        3.25%
At December 31, 2001         $7,399,941      $137,269  $7,537,210    101.86%     $7,575,379    102.37%        4.41%
At December 31, 2000         $1,967,967       $23,296  $1,991,263    101.18%     $1,978,219    100.52%        7.09%
At December 31, 1999         $1,452,917       $22,444  $1,475,361    101.54%     $1,437,793     98.96%        6.77%
At December 31, 1998         $1,502,414       $24,278  $1,526,692    101.62%     $1,520,289    101.19%        6.43%
-----------------------------------------------------------------------------------------------------------------------

At September 30, 2002        $11,170,379     $244,777  $11,415,156   102.19%     $11,489,538   102.86%        3.67%


At June 30, 2002             $10,833,374     $224,114  $11,057,488   102.07%     $11,124,771   102.69%        3.90%
At March 31, 2002            $9,982,678      $193,048  $10,175,726   101.93%     $10,206,228   102.24%        4.31%

         The tables below set forth certain characteristics of our mortgage-backed securities. The index level for adjustable-rate mortgage-backed securities is the weighted average rate of the various short-term interest rate indices, which determine the coupon rate.

            Adjustable-Rate Mortgage-Backed Security Characteristics

                                                                                                            Principal
                                                                                                            Value at
                                                                        Weighted                           Period End
                                 Weighted   Weighted                    Average     Weighted   Weighted      as % of
                                 Average     Average      Weighted      Term to      Average   Average        Total
                      Principal  Coupon       Index     Average Net       Next      Lifetime   Asset      Mortgage-Backed
                        Value      Rate       Level        Margin      Adjustment      Cap       Yield     Securities
                                                           (dollars in thousands)
At December 31, 2002 $7,007,062    4.10%      2.51%        1.59%       11 months     10.37%      2.33%       62.55%
At December 31, 2001 $5,793,250    5.90%      3.95%        1.95%       24 months     11.49%      3.87%       78.29%
At December 31, 2000 $1,454,356    7.61%      5.76%        1.85%       15 months     11.47%      7.24%       73.90%
At December 31, 1999 $951,839      7.33%      5.84%        1.49%       11 months     10.30%      7.64%       65.51%
At December 31, 1998 $1,030,654    6.84%      5.18%        1.66%       12 months     10.63%      6.42%       68.60%
------------------------------------------------------------------------------------------------------------------------

At September 30, 2002 $7,583,147   4.37%       2.80%        1.57%      10 months     10.36%      2.90%       67.89%
At June 30, 2002      $7,939,126   4.57%       2.96%        1.61%      12 months     10.46%      3.17%       73.28%
At March 31, 2002     $7,248,832   4.94%       3.25%        1.69%      16 months     10.73%      3.52%       72.61%

-------------------------------------------------------------------------------------------------------------------------

               Fixed-Rate Mortgage-Backed Security Characteristics

                                                                           Principal Value
                         Weighted Weighted as % of Total
                             Principal    Average Coupon      Average      Mortgage-Backed
                               Value           Rate         Asset Yield      Securities
                                                (dollars in thousands)
At December 31, 2002        $4,195,322         6.76%           4.78%           37.45%
At December 31, 2001        $1,606,691         6.92%           6.33%           21.71%
At December 31, 2000         $513,611          6.62%           6.68%           26.10%
At December 31, 1999         $501,078          6.58%           7.01%           34.49%
At December 31, 1998         $471,760          6.55%           6.47%           31.40%
-------------------------- -------------- ---------------- -------------- ------------------

At September 30, 2002       $3,587,232         6.95%           5.29%            32.11%
At June 30, 2002            $2,894,248         7.09%           5.91%           26.72%
At March 31, 2002           $2,733,846         7.01%           6.40%           27.39%


         At December 31, 2002 we held mortgage-backed securities with coupons linked to the one-year, two-year, three-year, and five-year Treasury indices, one-month and one-year LIBOR, six-month Auction Average, twelve-month moving average and the six-month CD rate. At December 31, 2001 we held mortgage-backed securities with coupons linked to the one-year, three-year, and five-year Treasury indices, one-month and six-month LIBOR, six-month Auction Average, twelve-month moving average and the six-month CD rate.






               Adjustable-Rate Mortgage-Backed Securities by Index
                                December 31, 2002

                                                      Six-Month  12-Month                         2-Year
                                           ---------- Auction    Moving                1-Year     Treasury     3-Year      5-Year
                                One-Month  One-Year    Average    Average   Six-Month  Treasury     Index     Treasury    Treasury
                                  LIBOR      LIBOR                           CD Rate     Index                  Index       Index


Weighted Average Adjustment
  Frequency                        1mo.     12 mo.      6 mo.      1 mo.      6 mo.     12 mo.    24 mo.       36 mo.      60 mo.
Weighted Average Term to
  Next Adjustment                  1mo.     41 mo.      2 mo.      1 mo.      2 mo.     22 mo.    10 mo.       20 mo.      31 mo.
Weighted Average Annual
  Period Cap                       None      2.00%      2.00%       None      1.00%      1.93%     2.00%        2.00%       2.00%
Weighted Average Lifetime
  Cap at December 31, 2002        9.01%      11.31%     13.00%     10.37%     11.60%     11.83%    11.93%       12.83%      12.57%
Mortgage Principal Value as
  Percentage of Mortgage-
  Backed Securities at
  December 31, 2002              32.43%      0.33%      0.03%      0.58%      0.14%     27.67%     0.03%        0.92%       0.42%


               Adjustable-Rate Mortgage-Backed Securities by Index
                                December 31, 2001

                                                      Six-Month  12-Month
                                           ---------- Auction    Moving                1-Year        3-Year      5-Year
                                One-Month  Six-Month   Average    Average   Six-Month  Treasury     Treasury    Treasury
                                  LIBOR      LIBOR                           CD Rate     Index       Index        Index
                                           -----------
                                           -----------
Weighted Average Adjustment
  Frequency                        1mo.      6 mo.      6 mo.     12 mo.      6 mo.     12 mo.       36 mo.     60 mo.
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


               Adjustable-Rate Mortgage-Backed Securities by Index
                                December 31, 2000

                                                                                           3-Year
                                               One-Month     Six-Month       1-Year       Treasury        5-Year
                                                 LIBOR        CD Rate    Treasury Index     Index     Treasury Index
Weighted Average Adjustment Frequency              1 mo.        6 mo.         12 mo.        36 mo.        60 mo.
Weighted Average Term to Next Adjustment           1 mo.        2 mo.         23 mo.        20 mo.        40 mo.
Weighted Average Annual Period Cap                  None        1.00%          1.98%         2.00%         1.76%
Weighted Average Lifetime Cap at
  December 31, 2000                                9.11%       11.37%         12.61%        13.24%        12.42%
Mortgage Principal Value as Percentage of
  Mortgage-Backed Securities at
  December 31, 2000                               24.08%       1.21%          44.52%         2.97%         1.12%


         Borrowings

         To date, our debt has consisted entirely of borrowings collateralized by a pledge of our mortgage-backed securities. These borrowings appear on our balance sheet as repurchase agreements. At December 31, 2002, we had established uncommitted borrowing facilities in this market with 25 lenders in amounts, which we believe, are in excess of our needs. We believe that we have used approximately 57% of our uncommitted borrowing line. All of our mortgage-backed securities are currently accepted as collateral for these borrowings. However, we limit our borrowings, and thus our potential asset growth, in order to maintain unused borrowing capacity and thus increase the liquidity and strength of our balance sheet. At December 31, 2002, we had collateral in excess of the required haircut on our repurchase agreements in the amount of $677.7 million.

         For the year ended December 31, 2002, the term to maturity of our borrowings ranged from one day to three years, with a weighted average original term to maturity of 166 days at December 31, 2002. For the years ended December 31, 2001 and 2000, the term to maturity of our borrowings ranged from one day to three years, with a weighted average original term to maturity of 119 days at December 31, 2001, and 56 days at December 31, 2000. At December 31, 2002, the weighted average cost of funds for all of our borrowings was 1.72% and the weighted average term to next rate adjustment was 124 days. At December 31, 2001, the weighted average cost of funds for all of our borrowings was 2.18% and the weighted average term to next rate adjustment was 85 days. At December 31, 2000, the weighted average cost of funds for all of our borrowings was 6.55% and the weighted average term to next rate adjustment was 29 days. At December 31, 2001, the weighted average original term increased because of the use of three year repurchase agreements.

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

         Stockholders' Equity

         We use "available-for-sale" treatment for our mortgage-backed securities; we carry these assets on our balance sheet at estimated market value rather than historical amortized cost. Based upon this "available-for-sale" treatment, our equity base at December 31, 2002 was $1.1 billion, or $12.77 per share. If we had used historical amortized cost accounting, our equity base at December 31, 2002 would have been $1.0 billion, or $11.88 per share. Our equity base at December 31, 2001 was $667.4 million, or $11.15 per share. If we had used historical amortized cost accounting, our equity base at December 31, 2001 would have been $629.2 million, or $10.52 per share. Our equity base at December 31, 2000 was $135.6 million, or $9.34 per share. If we had used historical amortized cost accounting, our equity base at December 31, 2000 would have been $148.6 million, or $10.24 per share.

         Through the Equity Shelf Program, in which we sell shares from time-to-time at market prices, we raised approximately $28.1 million in net proceeds and issued 1,484,100 shares during 2002. Also in 2002, 165,480 shares were purchased through our dividend reinvestment and share purchase plan, totaling approximately $3.0 million. We also completed an offering of common stock in the first quarter issuing 23,000,000 shares, with aggregate net proceeds of approximately $347.4 million. We completed three public offerings during the year ended December 31, 2001 in which we issued a total of 45,060,100 shares of common stock, and received aggregate net proceeds of approximately $474.2 million.

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

                           Unrealized Gains and Losses

                             (dollars in thousands)
                                                                           At December 31,
                                                   2002           2001          2000          1999           1998
                                                ------------ --------------- ----------- --------------- -------------
Unrealized Gain                                     $90,507         $53,935     $ 3,020         $ 1,531        $3,302
Unrealized Loss                                    (14,997)        (15,766)    (16,064)        (39,100)       (9,706)
                                                ------------ --------------- ----------- --------------- -------------
Net Unrealized Gain (Loss)                          $75,510         $38,169   ($13,044)       ($37,569)      ($6,404)
                                                ============ =============== =========== =============== =============

Net Unrealized Gain (Loss) as % of Mortgage-
  Backed Securities Principal Value                   0.67%           0.52%     (0.66%)         (2.59%)       (0.43%)
Net Unrealized Gain (Loss) as % of Mortgage-
  Backed Securities Amortized Cost                    0.67%           0.51%     (0.66%)         (2.54%)       (0.42%)



         Unrealized changes in the estimated net market value of mortgage-backed securities have one direct effect on our potential earnings and dividends: positive marked-to-market changes increase our equity base and allow us to increase our borrowing capacity while negative changes tend to limit borrowing capacity under our capital investment policy. A very large negative change in the net market value of our mortgage-backed securities might impair our liquidity position, requiring us to sell assets with the likely result of realized losses upon sale. The net unrealized gains (loss) on available for sale securities was $75.5 million, or 0.67% or the amortized cost of our mortgage-backed securities as of December 31, 2002, $38.2 million, or 0.51% or the amortized cost of our mortgage-backed securities as of December 31, 2001, and ($13.0) million, or (0.66%) of the amortized cost of our mortgage-backed securities at December 31, 2000.

         The table below shows our equity capital base as reported and on a historical amortized cost basis at December 31, 2002, 2001, 2000, 1999, and 1998, and September 30, 2002, June 30, 2002 and March 31,2002. Issuances of common stock, the level of earnings as compared to dividends declared, and other factors influence our historical cost equity capital base. The reported equity capital base is influenced by these factors plus changes in the "Net Unrealized Losses on Assets Available for Sale" account.


                              Stockholders' Equity
                                                                             Historical
                           Historical      Net Unrealized      Reported    Amortized Cost    Reported Equity
                         Amortized Cost   Gains on Assets    Equity Base     Equity Per     (Book Value) Per
                           Equity Base   Available for Sale  (Book Value)       Share            Share
                                          (dollars in thousands, except per share data)
At December 31, 2002       $1,004,555         $75,511         $1,080,066       $11.88            $12.77
At December 31, 2001        $629,188          $38,169          $667,357        $10.52            $11.15
At December 31, 2000        $148,686         ($13,044)         $135,642        $10.24            $9.34
At December 31, 1999        $140,841         ($37,569)         $103,272        $10.37            $7.60
At December 31, 1998        $132,275           ($6,404)        $125,871        $10.46             $9.95

--------------------------------------------------------------------------------------------------------------
At September 30, 2002      $1,010,623         $74,382         $1,085,005       $11.96            $12.84
At June 30, 2002            $982,348          $67,283         $1,049,631       $11.84            $12.65
At March 31, 2002           $978,186          $30,502         $1,008,688       $11.80            $12.17

         Leverage

         Our debt-to-equity ratio at December 31, 2002, 2001, and 2000 was 9.4:1, 9.5:1, and 12.0:1, respectively. We generally expect to maintain a ratio of debt-to-equity of between 8:1 and 12:1, although the ratio may vary from this range from time-to-time based upon various factors, including our management's opinion of the level of risk of our assets and liabilities, our liquidity position, our level of unused borrowing capacity and over-collateralization levels required by lenders when we pledge assets to secure borrowings.

         Our target debt-to-equity ratio is determined under our capital investment policy. Should our actual debt-to-equity ratio increase above the target level due to asset acquisition or market value fluctuations in assets, we will cease to acquire new assets. Our management will, at that time, present a plan to our board of directors to bring us back to our target debt-to-equity ratio; in many circumstances, this would be accomplished over time by the monthly reduction of the balance of our mortgage-backed securities through principal repayments.

         Asset/Liability Management and Effect of Changes in Interest Rates

         We continually review our asset/liability management strategy with respect to interest rate risk, mortgage prepayment risk, credit risk and the related issues of capital adequacy and liquidity. Our goal is to provide attractive risk-adjusted stockholder returns while maintaining what we believe is a strong balance sheet.

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

         Changes in interest rates may also affect the rate of mortgage principal prepayments and, as a result, prepayments on mortgage-backed securities. We will seek to mitigate the effect of changes in the mortgage principal repayment rate by balancing assets we purchase at a premium with assets we purchase at a discount. To date, the aggregate premium exceeds the aggregate discount on our mortgage-backed securities. As a result, prepayments, which result in the expensing of unamortized premium, will reduce our net income compared to what net income would be absent such prepayments.

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

         Other Matters

         We calculate that our qualified Real Estate Investment Trust ("REIT") assets, as defined in the Internal Revenue Code, are 100.0% of our total assets at December 31, 2002, 2001, and 2000 as compared to the Internal Revenue Code requirement that at least 75% of our total assets be qualified REIT assets. We also calculate that 100% of our revenue qualifies for the 75% source of income test, and 100% of its revenue qualifies for the 95% source of income test, under the REIT rules for the years ended December 31, 2001, 2000, and 1999. We also met all REIT requirements regarding the ownership of our common stock and the distribution of our net income. Therefore, as of December 31, 2002, 2001, and 2000 we believe that we qualified as a REIT under the Internal Revenue Code.

         We at all times intend to conduct our business so as not to become regulated as an investment company under the Investment Company Act of 1940, as amended (the "Investment Company Act"). If we were to become regulated as an investment company, then our use of leverage would be substantially reduced. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" (qualifying interests). Under current interpretation of the staff of the SEC, in order to qualify for this exemption, we must maintain at least 55% of our assets directly in qualifying interests. In addition, unless certain mortgage securitites represent all the certificates issued with respect to an underlying pool of mortgages, the mortgage-backed securities may be treated as securities separate from the underlying mortgage loans and, thus, may not be considered qualifying interests for purposes of the 55% requirement. We calculate that as of December 31, 2002, 2001, and 2000 we were in compliance with this requirement.

ITEM 7A  QUANTITATIVE AND QUALITIATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK
         Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. The primary market risk to which we are exposed is interest rate risk. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest-earning assets and the interest expense incurred in connection with our interest-bearing liabilities, by affecting the spread between our interest-earning assets and interest-bearing liabilities. Changes in the level of interest rates also can affect the value of our mortgage-backed securities and our ability to realize gains from the sale of these assets. We may utilize a variety of financial instruments; including interest rate swaps, caps, floors and other interest rate exchange contracts, in order to limit the effects of interest rates on our operations. If we use these types of derivatives to hedge the risk of interest-earning assets or interest-bearing liabilities, we may be subject to certain risks, including the risk that losses on a hedge position will reduce the funds available for payments to holders of securities and that the losses may exceed the amount we invested in the instruments. To date, we have not purchased any hedging instruments.

         Our profitability and the value of our portfolio may be adversely affected during any period as a result of changing interest rates. The following table quantifies the potential changes in net interest income and portfolio value should interest rates go up or down 100 basis points, assuming the yield curves of the rate shocks will be parallel to each other and the current yield curve. All changes in income and value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at December 31, 2002, and various estimates regarding prepayment and all activities are made at each level of rate shock. Actual results could differ significantly from these estimates.

                                            Projected Percentage Change in         Projected Percentage Change in
        Change in Interest Rate                   Net Interest Income                      Portfolio Value
---------------------------------------- -------------------------------------- --------------------------------------

-100 Basis Points                                        (5%)                                    2%
-50 Basis Points                                         (3%)                                    1%
-25 Basis Points                                         (1%)                                    1%
Base Interest Rate
+25 Basis Points                                          3%                                    (1%)
+50 Basis Points                                          3%                                    (1%)
+100 Basis Points                                         1%                                    (2%)

ASSET AND LIABILITY MANAGEMENT
         Asset and liability management is concerned with the timing and magnitude of the repricing of assets and liabilities. We attempt to control risks associated with interest rate movements. Methods for evaluating interest rate risk include an analysis of our interest rate sensitivity "gap", which is the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities. A gap is considered negative when the amount of interest-rate sensitive liabilities exceeds interest-rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to affect net interest income adversely. Because different types of assets and liabilities with the same or similar maturities may react differently to changes in overall market rates or conditions, changes in interest rates may affect net interest income positively or negatively even if an institution were perfectly matched in each maturity category.
         The following table sets forth the estimated maturity or repricing of our interest-earning assets and interest-bearing liabilities at December 31, 2002. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except adjustable-rate loans, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature. Mortgage-backed securities reflect estimated prepayments that were estimated based on analyses of broker estimates, the results of a prepayment model that we utilized and empirical data. Our management believes that these assumptions approximate actual experience and considers them reasonable; however, the interest rate sensitivity of our assets and liabilities in the table could vary substantially if different assumptions were used or actual experience differs from the historical experience on which the assumptions are based.

                                                                        More than 1
                                   Within 3 Months                    Year to 3 Years    3 Years and
                                                      4-12 Months                           Over             Total
                                                                  (dollars in thousands)
                                   -------------------------------------------------------------------------------------
                                   ---------------- ----------------- ---------------- ---------------- ----------------
Rate Sensitive Assets:
  Mortgage-Backed Securities            $3,833,919          $847,137       $1,853,611       $4,667,717      $11,202,384

Rate Sensitive Liabilities:
  Repurchase Agreements                  8,699,409                         $1,463,765                        10,163,174
                                   ---------------- ----------------- ---------------- ---------------- ----------------

Interest rate sensitivity gap         ($4,865,490)          $847,137         $389,846       $4,667,717       $1,039,210
                                   ================ ================= ================ ================ ================

Cumulative rate sensitivity gap
                                      ($4,864,990)      ($4,018,353)     ($3,628,507)       $1,039,210
                                   ================ ================= ================ ================

Cumulative interest rate
sensitivity gap as a percentage
of total rate-sensitive assets
                                      (43.43%)          (35.87%)         (32.39%)           9.28%

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

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 10       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 as to our directors is incorporated herein by reference to the definitive proxy statement we are filing pursuant to Regulation 14A. The information required by Item 10 as to our compliance with
Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the definitive proxy statement we are filing pursuant to Regulation 14A.

ITEM 11       EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the definitive proxy statement we are filing pursuant to Regulation 14A.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated herein by reference to the definitive proxy statement we are filing pursuant to Regulation 14A.

ITEM 13       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated herein by reference to the definitive proxy statement we are filing pursuant to Regulation 14A.

ITEM 14       CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions, and there can be no assurance that any design will succeed in achieving its stated goals.

In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

                                     PART IV

ITEM 15       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

     3.3  Articles  of  Amendment  of  the  Articles  of  Incorporation  of  the
          Registrant (incorporated to Exhibit 3.1 of the Registrant's Registration Statement on Form S-3 (Registration Statement 333-74618) filed with the Securities and Exchange Commission on June 12, 2002).

     3.4 Bylaws of the Registrant, as amended (incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-11 (Registration No. 333-32913) filed with the Securities and Exchange Commission on August 5, 1997).

     4.1  Specimen  Common  Stock  Certificate  (incorporated  by  reference  to
          Exhibit 4.1 to Amendment No. 1 to our Registration Statement on Form S-11 (Registration No. 333-32913) filed with the Securities and Exchange Commission on September 17, 1997).

     4.2  Specimen  Preferred Stock  Certificate  (incorporated  by reference to
          Exhibit 4.2 to the Registrant's Registration Statement on Form S-3 (Registration No. 333-74618) filed with the Securities and Exchange Commission on December 5, 2001).

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

     10.6 Amended and Restated Employment Agreement, effective as of May 1, 2001 between the Registrant and Michael A.J. Farrell (incorporated by reference to Exhibit 10.1 to our Form 10-Q/A for its quarterly period ended June 30, 2001 filed with the Securities and Exchange Commission on August 27, 2001).*

     10.7 Amended and Restated Employment Agreement, effective as of May 1, 2001, between the Registrant and Wellington St. Claire (incorporated by reference to Exhibit 10.2 to our Form 10-Q/A for its quarterly period ended June 30, 2001 filed with the Securities and Exchange Commission on August 27, 2001).*

     10.8 Amended and Restated Employment Agreement, effective as of May 1, 2001 between the Registrant and Kathryn F. Fagan (incorporated by reference to Exhibit 10.3 to our Form 10-Q/A for its quarterly period ended June 30, 2001 filed with the Securities and Exchange Commission on August 27, 2001).*

     10.9 Amended and Restated Employment Agreement, effective as of May 1, 2001, between the Registrant and Jennifer A. Stephens (incorporated by reference to Exhibit 10.4 to our Form 10-Q/A for its quarterly period ended June 30, 2001 filed with the Securities and Exchange Commission on August 27, 2001).*

     23.1 Consent of Independent Auditors.

     99.1 Certification of Michael A.J. Farrell, Chairman, Chief Executive Officer, and President of the Registrant, pursuant to 18 U.S.C.
          Section 1350.

     99.2 Certification of Kathryn F. Fagan, Chief Financial Officer and Treasurer of the Registrant, pursuant to 18 U.S.C. Section 1350.

     *  Exhibit   Numbers  10.3  and  10-6-10.9  are  management   contracts  or
compensatory plans required to be filed as Exhibits to this Form 10-K.

(b) Reports on Form 8-K

On January 25, 2002, we filed a Form 8-K with respect to our entering into an underwriting agreement with UBS Warburg LLC, Merrill Lynch, Pierce Fenner & Smith Incorporated, ABN AMRO Rothschild, LLC, Friedman, Billings, Ramsey & Co., Inc., RBC Dain Rauscher Inc., and U.S. Bancorp Piper Jaffray Inc., as representatives of the several underwriters.

On July 8, 2002, we filed a Form 8-K with respect to our entering into a Sales Agency Agreement with UBS Warburg LLC.


     None

    Annaly Mortgage Management, Inc.
    Independent Auditors' Report

    Financial Statements
    Years Ended December 31, 2002, 2001, and 2000

Annaly Mortgage Management, Inc.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------------------------------------------------


                                                                                                                 Page

INDEPENDENT AUDITORS' REPORT                                                                                      F-1

FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000:

   Statements of Financial Condition                                                                              F-2

   Statements of Operations                                                                                       F-3

   Statements of Stockholders' Equity                                                                             F-4

   Statement of Cash Flows                                                                                        F-5

   Notes to Financial Statements                                                                             F-6-F-17


INDEPENDENT AUDITORS' REPORT


To the board of directors and Stockholders of Annaly Mortgage Management, Inc.

We have audited the accompanying statements of financial condition of Annaly Mortgage Management, Inc. (the "Company") as of December 31, 2002 and 2001, and the related statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
-------------------------
New York, New York
February 26, 2003


ANNALY MORTGAGE MANAGEMENT, INC.

STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2002 AND 2001
------------------------------------------------------------------------------------------------------------------------
                                                                                   2002                   2001
ASSETS                                                                                (dollars in thousands)
                                                                           ---------------------------------------------

CASH AND CASH EQUIVALENTS                                                                  $ 726                  $ 429

MORTGAGE-BACKED SECURITIES - At fair value                                            11,551,857              7,575,379

RECEIVABLE FOR MORTGAGE-BACKED
  SECURITIES SOLD                                                                         55,954                 94,503

ACCRUED INTEREST RECEIVABLE                                                               49,707                 46,804

OTHER ASSETS                                                                                 840                    199
                                                                                            ----                    ---

TOTAL ASSETS                                                                       $ 11,659,084             $ 7,717,314
                                                                                   =============            ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Repurchase agreements                                                             $ 10,163,174            $ 6,367,710
  Payable for Mortgage-Backed Securities purchased                                       338,691                627,064
  Accrued interest payable                                                                14,935                 16,043
  Dividends payable                                                                       57,499                 35,896
  Other liabilities                                                                        2,812                  2,010
  Accounts payable                                                                         1,907                  1,234
                                                                                          ------                  -----

           Total liabilities                                                         10,579,018               7,049,957
                                                                                     -----------              ---------

STOCKHOLDERS' EQUITY:
  Common stock: par value $.01 per share;
    500,000,000 authorized, 84,569,206 and 59,826,975
    shares issued and outstanding, respectively                                              846                    598
  Additional paid-in capital                                                           1,003,200                623,986
  Accumulated other comprehensive income                                                  75,511                 38,169
  Retained earnings                                                                          509                  4,604
                                                                                             ----                 -----

          Total stockholders' equity                                                   1,080,066                667,357
                                                                                       ----------               -------

TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                                                                           $ 11,659,084            $ 7,717,314
                                                                                    =============           ===========
See notes to financial statements

                                       F-2


ANNALY MORTGAGE MANAGEMENT, INC.

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
------------------------------------------------------------------------------------------------------------------------

                                                                        2002              2001              2000
                                                                   (dollars in thousands, except for per share data)
                                                                 -------------------------------------------------------
INTEREST INCOME:
  Mortgage-Backed Securities and cash equivalents                         $ 404,165         $ 263,058         $ 109,751

INTEREST EXPENSE -
  Repurchase agreements                                                     191,758           168,055            92,902
                                                                           --------          --------            ------

NET INTEREST INCOME                                                         212,407            95,003            16,849

GAIN ON SALE OF MORTGAGE-BACKED
  SECURITIES                                                                 21,063             4,586             2,025

GENERAL AND ADMINISTRATIVE EXPENSES                                          13,963             7,311             2,287
                                                                            -------            ------             -----

NET INCOME                                                                  219,507            92,278            16,587
                                                                           --------           -------            ------

OTHER COMPREHENSIVE GAIN:
  Unrealized gain on available-for-sale securities                           58,405            55,800            26,549
  Less reclassification adjustment for gains included in net
    income                                                                  (21,063)           (4,586)           (2,025)
                                                                          ---------          --------           -------

           Other comprehensive gain                                          37,342            51,214            24,524
                                                                            -------           -------            ------

TOTAL COMPREHENSIVE INCOME                                                $ 256,849         $ 143,492          $ 41,111
                                                                         ==========        ==========          ========

NET INCOME PER SHARE:
  Basic                                                                      $ 2.68            $ 2.23            $ 1.18
                                                                            =======           =======            ======

  Diluted                                                                    $ 2.67            $ 2.21            $ 1.15
                                                                            =======           =======            ======

AVERAGE NUMBER OF SHARES OUTSTANDING:
  Basic                                                                  82,044,141        41,439,631        14,089,436
                                                                        ===========       ===========        ==========

  Diluted                                                                82,282,883        41,857,498        14,377,459
                                                                        ===========       ===========        ==========

See notes to financial statements.


ANNALY MORTGAGE MANAGEMENT, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2002, 2001, AND
 2000
(dollars in thousands)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                   Accumulated
                                   Common   Additional                                Other
                                    Stock    Paid-in    Comprehensive   Retained   Comprehensive
                                  Par Value  Capital       Income       Earnings     Income                    Total
                                                                                      (Loss)
BALANCE, DECEMBER 31, 1999             135     140,263                        443     (37,569)                 103,272
  Other comprehensive income:
    Unrealized net gains on
     securities,
      net of reclassification
       adjustment                        -           -        24,524            -      24,524
                                                        -------------
  Comprehensive income                   -           -       $41,111            -           -                  41,111
                                                        =============
  Exercise of stock options                        198                          -           -                     198
  Proceeds from direct purchase          9       7,384                          -           -                   7,393
  Dividends declared for the year ended
    December 31, 2000, $1.15 per
     share                               -           -                    (16,333)          -                 (16,333)
                                      -----   --------                    --------    --------                --------

BALANCE, DECEMBER 31, 2000             144     147,845                        697     (13,045)                135,641
  Net income                                                 $92,278       92,278
  Other comprehensive income:
    Unrealized net gains on securities,
      net of reclassification
       adjustment                        -           -        51,214            -      51,214
                                                        -------------
  Comprehensive income                   -           -      $143,492            -           -                 143,492
                                                        =============
  Exercise of stock options              3       2,972                          -           -                   2,975

  Shares exchanged upon exercise
   of stock options                               (587)                                                          (587)
  Proceeds from direct purchase                    142                          -           -                     142
  Proceeds from secondary
   offerings                           451     473,614                                                        474,065

  Dividends declared for the year
   ended
    December 31, 2001, $1.75 per
     share                               -           -                    (88,371)          -                 (88,371)
                                      -----   --------                    --------    --------                --------

BALANCE, DECEMBER 31, 2001            $598    $623,986                      4,604      38,169                 667,357
  Net income                                                $219,507      219,507
  Other comprehensive income:
    Unrealized net gains on
     securities,
      net of reclassification
       adjustment                                             37,342            -      37,342
                                                        -------------
  Comprehensive income                                      $256,849            -           -                256,849
                                                        =============

  Exercise of stock options              1       1,089                          -           -                  1,090

  Shares exchanged upon exercise
   of stock options                                (76)                                                          (76)

  Proceeds from direct purchase          2       3,007                          -           -                  3,009


  Proceeds from secondary
   offerings                           230     347,106                                                       347,336
  Proceeds from equity shelf
   program                              15      28,088                                                        28,103

  Dividends declared for the year
   ended
    December 31, 2002, $2.67 per
     share                               -           -                   (223,602)          -               (223,602)
                                      ----- ----------                    --------    --------            ------------
BALANCE, DECEMBER 31, 2002            $846  $1,003,200                       $509     $75,511             $1,080,066
                                      ===== ==========                    ========    ========            ============

See notes to financial statements

ANNALY MORTGAGE MANAGEMENT, INC.
STATEMENT OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
------------------------------------------------------------------------------------------------------------------------------------
                                                                          2002                  2001                  2000
                                                                            (dollars in thousands)
                                                                  ------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                  $ 219,507              $ 92,278              $ 16,587
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Amortization of mortgage premiums and discounts, net                        106,198                36,865                 2,647
    Market value adjustment on long term
      repurchase agreement                                                        1,204                   986
    Gain on sale of Mortgage-Backed Securities                                  (21,063)               (4,587)               (2,025)
    Stock option expense                                                            240                   790
    Increase in accrued interest receivable                                      (2,903)              (35,301)               (4,645)
    (Increase) decrease in other assets                                            (641)                   61                   (62)
    (Decrease) increase in accrued interest payable                              (1,109)                7,729                 1,631
    Increase in other liabilities and accounts payable                              673                   950                   120
                                                                                   ----                  ----                   ---

           Net cash provided by operating activities                            302,106                99,771                14,253
                                                                               --------               -------                ------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Mortgage-Backed Securities                                    (11,079,561)           (8,194,215)             (952,738)
  Proceeds from sale of Mortgage-Backed Securities                            2,076,800             1,248,812               489,810
  Principal payments on Mortgage-Backed Securities                            4,728,666             1,685,874               168,517
                                                                             ----------            ----------               -------

           Net cash used in investing activities                             (4,274,095)           (5,259,529)             (294,411)
                                                                           ------------          ------------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from repurchase agreements                                        87,463,924            49,773,650            14,196,953
  Principal payments on repurchase agreements                               (83,668,862)          (45,033,275)          (13,906,890)
  Proceeds from exercise of stock options                                           774                 1,597                   199
  Proceeds from direct equity offering                                            3,010                   142                 7,393
  Proceeds from secondary offerings                                             375,439               474,065                     -
  Dividends paid                                                               (201,999)             (56,105)               (17,456)
                                                                             ----------             ---------              --------

           Net cash provided by financing activities                          3,972,286             5,160,074               280,199
                                                                             ----------            ----------               -------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                           297                   316                    41

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                                                                429                   113                    72
                                                                                   ----                 ----                   --

CASH AND CASH EQUIVALENTS, END OF YEAR                                           $ 726                 $ 429                 $ 113
                                                                                 ======                ======                =====

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Interest paid                                                              $ 190,650             $ 160,327              $ 91,270
                                                                             ==========            ==========             ========

NONCASH FINANCING ACTIVITIES:
  Net change in unrealized loss on available-for-sale
  securities                                                                  $ 37,342             $ 51,214              $ (24,524)
                                                                              =========            =========             ==========

  Dividends declared, not yet paid                                            $ 57,499             $ 35,896               $ 3,631
                                                                              =========            =========              =======

See notes to financial statements.

Annaly Mortgage Management, Inc.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
--------------------------------------------------------------------------------


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

A summary of the Company's significant accounting policies follows:

         Cash and Cash Equivalents - Cash and cash equivalents includes cash on hand and money market funds. The carrying amount of cash equivalents approximates their value.

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

         Unrealized losses on Mortgage-Backed Securities that are considered other than temporary, as measured by the amount of decline in fair value attributable to factors other than temporary, are recognized in income and the cost basis of the Mortgage-Backed Securities is adjusted. There were no such adjustments for the years ended December 31, 2002, 2001, and 2000.

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

         Credit Risk - At December 31, 2002 and 2001, the Company has limited its exposure to credit losses on its portfolio of Mortgage-Backed Securities by only purchasing securities issued by Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA"), or Government National Mortgage Association ("GNMA"). The payment of principal and interest on the FHLMC and FNMA Mortgage-Backed Securities are guaranteed by those respective agencies and the payment of principal and interest on the GNMA Mortgage-Backed Securities are backed by the full-faith-and-credit of the U.S. government. At December 31, 2002 and 2001, all of the Company's Mortgage-Backed Securities have an implied "AAA" rating.

         Repurchase Agreements - The Company finances the acquisition of its Mortgage-Backed Securities through the use of repurchase agreements. Repurchase agreements are treated as collateralized financing transactions and are carried at their contractual amounts, including accrued interest, as specified in the respective agreements. Accrued interest is recorded as a separate line item.

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

         New Accounting Pronouncement - In December 2002, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosures, an Amendment of FASB Statement No123." This Statement provides alternative methods of transition for companies who voluntarily change to the fair value-based method of accounting for stock-based employee compensation in accordance with SFAS NO. 123, "Accounting for Stock-Based Compensation." (SFAS 123). SFAS No. 148 does not permit the use of the original SFAS No. 123 prospective method of transition for changes to the fair value based method made in fiscal years beginning after December 15, 2003. The Statement also requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. This Statement is effective upon issuance

2.    MORTGAGE-BACKED SECURITIES

The following table pertains to the Company's Mortgage-Backed Securities classified as available-for-sale as of December 31, 2002, which are carried at their fair value:


                                    Federal              Federal            Government            Total
                                   Home Loan            National             National           Mortgage-
                                   Mortgage             Mortgage             Mortgage             Backed
                                  Corporation          Association         Association          Securities
                                                             (dollars in the thousands)
                              ----------------------------------------------------------------------------------

Mortgage-Backed
  Securities, gross                  $ 5,120,929          $ 5,860,987           $ 220,468         $ 11,202,384

Unamortized discount                        (544)                (120)                  -                (664)
Unamortized premium                      105,872               164,071              4,684              274,627
                                         --------              --------             ------             -------

Amortized cost                         5,226,257             6,024,938            225,152           11,476,347

Gross unrealized gains                    31,731               58,239                537                90,507
Gross unrealized losses                   (9,554)              (5,318)              (125)              (14,997)
                                         --------             --------             ------             --------

Estimated fair value                 $ 5,248,434           $ 6,077,859         $ 225,564           $ 11,551,857
                                     ============          ============        ==========          ============

                                Amortized Cost    Gross Unrealized Gain Gross Unrealized Loss      Estimated Fair Value

Adjustable Rate                      $ 7,144,741              $ 35,349          $ (12,424)          $ 7,167,666

Fixed Rate                             4,331,606                55,158             (2,573)            4,384,191
                                      ----------               -------           --------            ----------

Total                               $ 11,476,347              $ 90,507         $ (14,997)          $ 11,551,857
                                    =============             =========       ===========            ============

The following table pertains to the Company's Mortgage-Backed Securities classified as available-for-sale as of December 31, 2001, which are carried at their fair value:



                                     Federal              Federal           Government            Total
                                    Home Loan            National            National           Mortgage-
                                    Mortgage             Mortgage            Mortgage             Backed
                                   Corporation          Association         Association         Securities
                                        (dollars in thousands)
                               ---------------------------------------------------------------------------------
Mortgage-Backed                         \
  Securities, gross                  $ 4,426,195           $ 2,894,026          $ 79,720          $ 7,399,941

Unamortized discount                      (1,346)                 (755)                -               (2,101)
Unamortized premium                       83,775                54,118             1,477              139,370
                                         -------               -------            ------              -------

Amortized cost                         4,508,624             2,947,389            81,197            7,537,210

Gross unrealized gains                    32,636                21,224                75               53,935
Gross unrealized losses                   (7,986)               (7,314)             (466)             (15,766)
                                         --------              --------            ------            --------

Estimated fair value                 $ 4,533,274           $ 2,961,299          $ 80,806          $ 7,575,379
                                     ============          ============         =========         ===========

                                 Amortized Cost    Gross Unrealized Gain Gross Unrealized Loss     Estimated Fair Value

Adjustable Rate                      $ 5,908,236              $ 44,469         $ (10,049)         $ 5,942,656

Fixed Rate                             1,628,974                 9,466            (5,717)           1,632,723
                                      ----------                ------           --------           ---------

Total                                $ 7,537,210              $ 53,935         $ (15,766)         $ 7,575,379
                                     ============             =========        ===========        ===========



The adjustable rate Mortgage-Backed Securities are limited by periodic caps (generally interest rate adjustments are limited to no more than 1% every six months) and lifetime caps. The weighted average lifetime cap was 8.8% and 11.5% at December 31, 2002 and 2001, respectively.

During the year ended December 31, 2002, the Company realized $21.1 million in gains from sales of Mortgage-Backed Securities. During the year ended December 31, 2001, the Company realized $6.8 million in gains from sales of Mortgage-Backed Securities. Losses totaled $2.2 million for the year ended December 31, 2001. During the year ended December 31, 2000, the Company realized $2.0 million in gains from sales of Mortgage-Backed Securities.

3.       REPURCHASE AGREEMENTS

The Company had outstanding $10,163,174,000 and $6,367,710,000 of repurchase agreements with a weighted average borrowing rate of 1.72% and 2.18% and a weighted average remaining maturity of 124 days and 85 days as of December 31, 2002 and 2001, respectively. At December 31, 2002 and 2001, Mortgage-Backed Securities pledged had an estimated fair value of $10,517,558,000 and $6,564,250,000, respectively.

At December 31, 2002 and 2001 the repurchase agreements had the following remaining maturities:

                                                                            2002                  2001
                                                                   ---------------------------------------------
                                                                              (dollars in thousands)

Within 30 days                                                               $ 7,778,003            $ 5,380,006
30 to 59 days                                                                    816,906                206,947
60 to 89 days                                                                    104,500                  66,202
90 to 119 days                                                                                            65,037
Over 120 days                                                                  1,463,765                649,518
                                                                   ---------------------- ---------------------

                                                                            $ 10,163,174           $ 6,367,710
                                                                            =============          ===========



4.       OTHER LIABILITIES

In 2001, the Company entered into a repurchase agreement maturing in July 2004, at which time, the repurchase agreement gives the buyer the right to extend, in whole or in part, in three-month increments up to July 2006. The repurchase agreement has a principal value of $100,000,000. The Company accounts for the extension option as a separate interest rate floor liability carried at fair value. The initial fair value of $1,200,000 allocated to the extension option resulted in a similar discount on the repurchase agreement borrowings that is being amortized over the initial term of 3 years using the effective yield method. At December 31, 2002, the fair value of this interest rate floor was a $2,812,000 and was classified as other liabilities. The aggregate charge of $1,204,000 and $986,000 is included in interest expense for 2002 and 2001, respectively.

5.    COMMON STOCK

During the Company's year ending December 31, 2002, the Company declared dividends to shareholders totaling $223,602,000, or $2.67 per share, of which $166,102,000 was paid during the year and $57,499,000 was paid on January 29, 2003. During the year ended December 31, 2002, 97,095 options were exercised at $1,090,000. Total shares exchanged upon exercise of the stock options were 4,444 at a value of $76,000. Through the Equity Shelf Program, the Company raised $28,103,000 in net proceeds and issued 1,481,000 shares. Also, 165,480 shares were purchased in dividend reinvestment and share purchase plan, totaling $3,009,000. The Company completed an offering of common stock in the first quarter issuing 23,000,000 shares, with aggregate net proceeds of $347.3 million.

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

6.    EARNINGS PER SHARE (EPS)

For the year ended December 31, 2002, the reconciliation is as follows:



                                                                                 For the Year Ended
                                                                                 December 31, 2002
                                                                 (dollars in thousands, except for per share data)
                                                               ----------------------------------------------------------
                                                                      Income                Shares          Per-Share
                                                                    (Numerator)         (Denominator)         Amount
                                                               ----------------------------------------------------------


Net income                                                                $ 219,507
                                                                          ----------

Basic EPS                                                                    219,507           82,044,141        $ 2.68
                                                                                                                 ======

Effect of dilutive securities:
  Dilutive stock options                                                          -              238,742
                                                                                  --             -------

  Diluted EPS                                                             $ 219,507           82,282,883         $ 2.67
                                                                          ==========          ===========        ======


Options to purchase 6,250 shares of stock were outstanding and considered anti-dillutive as their exercise price exceeded the average stock price for the year.

For the year ended December 31, 2001, the reconciliation is as follows:


                                                                                 For the Year Ended
                                                                                   December 31, 2001
                                                                 (dollars in thousands, except for per share data)
                                                               ----------------------------------------------------
                                                                                        Average
                                                                     Income            Shares         Per-Share
                                                                  (Numerator)       (Denominator)       Amount
                                                               ----------------------------------------------------


Net income                                                              $ 92,278
                                                                        ---------

Basic EPS                                                                  92,278        41,439,631        $ 2.23
                                                                                                           ======

Effect of dilutive securities:
  Dilutive stock options                                                       -           417,867
                                                                               --          -------

  Diluted EPS                                                           $ 92,278        41,857,498         $ 2.21
                                                                        =========       ===========        ======




Options to purchase 6,250 shares of stock were outstanding and considered anti-dilutive as their exercise price exceeded the average stock price for the year.

For the year ended December 31, 2000, the reconciliation is as follows:


                                                                                  For the Year Ended
                                                                                   December 31, 2000
                                                                 (dollars in the thousands, except per share data)
                                                               ------------------------------------------------------
                                                                                       Average
                                                                     Income            Shares          Per-Share
                                                                  (Numerator)       (Denominator)        Amount
                                                               ------------------------------------------------------

Net income                                                              $ 16,587
                                                                        ---------

Basic EPS                                                                  16,587        14,089,436          $ 1.18
                                                                                                             ======

Effect of dilutive securities:
  Dilutive stock options                                                       -           288,023
                                                                               --          -------

  Diluted EPS                                                           $ 16,587        14,377,459           $ 1.15
                                                                        =========       ===========          ======



Options to purchase 568,926 shares of stock were outstanding and considered anti-dilutive. The exercise price exceeded the average stock price for the year.




7.    LONG-TERM STOCK INCENTIVE PLAN

The Company has adopted a long term stock incentive plan for executive officers, key employees and nonemployee directors (the "Incentive Plan"). The Incentive Plan authorizes the Compensation Committee of the board of directors to grant awards, including incentive stock options as defined under Section 422 of the Code ("ISOs") and options not so qualified ("NQSOs"). The Incentive Plan authorizes the granting of options or other awards for an aggregate of the greater of 500,000 shares or 9.5% of the fully diluted outstanding shares of the Company's common stock.

The following table sets forth activity relating to the Company's stock options awards

                                               2002                          2001                         2000
                                                    Weighted                      Weighted                     Weighted
                                     Number of       Average       Number of       Average      Number of      Average
                                      Shares        Exercise        Shares        Exercise        Shares       Exercise
                                                      Price                         Price                       Price
Options outstanding at the
beginning of period                      635,826          $8.48        903,807          $8.28       844,056         $8.03
Granted                                    6,250          20.35          6,250          13.69       122,500          8.00
Exercised                               (97,095)           8.75      (274,231)           7.95      (47,499)          4.18
Expired                                 (32,275)           8.28                                    (15,250)          9.17
                                   -------------- -------------- -------------- -------------- ------------- -------------
Options outstanding at the end
of period                                512,706          $8.59        635,826          $8.48       903,807          8.28
                                   ============== ============== ============== ============== ============= =============

Options exercisable at end of
period                                   393,076          $8.67        335,328          $8.63       341,226         $8.72

The following table summarizes information about stock options outstanding at December 31, 2002:

                                                                                  Weighted Average
                                             Options       Weighted Average     Remaining Contractual
    Range of Exercise Price                Outstanding      Exercise Price           Life (Yrs.)
    -----------------------------------------------------------------------------------------------------

      $7.94-$19.99                               506,456                 8.44                        6.5
     $20.00-$29.99                                 6,250                20.35                        4.5
                                          ---------------------------------------------------------------

                                                 512,706                 8.59                        6.5
                                          ===============================================================




         The Company accounts for the incentive plan under the intrinsic value method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                                                 For the Year Ended December 31,
                                                                               2002             2001            2000
                                                                          (dollars in thousands, except per share data)
                                                                         ----------------- --------------- ---------------
Net income, as reported                                                          $219,507         $92,278         $16,587
Deduct:  Total stock-based employee compensation expense
  determined under fair value based method                                           (33)           (266)           (118)
                                                                         ----------------- --------------- ---------------
Pro-forma net income                                                             $219,474         $92,012         $16,469
                                                                         ================= =============== ===============

Net income per share, as reported
Basic                                                                               $2.68           $2.23           $1.18
Diluted                                                                             $2.67           $2.21           $1.17

Pro-forma net income per share
Basic                                                                               $2.68           $2.22           $1.17
Diluted                                                                             $2.67           $2.20           $1.15


         The weighted average fair value at date of grant for stock options granted during the year ended December 31, 2002, 2001 and 2000 was $0.83, $0.89 and $0.43 per option, respectively. The fair value of stock options at date of grant was estimated using the Black-Scholes option pricing model utilizing the following weighted average assumptions:

                                                                  For the Year Ended December 31,
                                                                2002           2001           2000
                                                           ----------------------------------------------
Risk-free interest rate                                             4.02%          4.21%           5.16%
Expected option life in years                                           5              5               5
Expected stock price volatility                                       26%            28%             28%
Expected dividend yield                                            13.57%         15.32%          12.69%

8.    COMPREHENSIVE INCOME

The Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Statement No. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. The Company at December 31, 2002 and 2001 held securities classified as available-for-sale. At December 31, 2002, the net unrealized gains totaled $75,511,000 and at December 31, 2001, the net unrealized losses totaled $38,169,000.

9.    LEASE COMMITMENTS


The Corporation has a noncancelable lease for office space, which commenced in May 2002 and expires in December 2009.

The Corporation's aggregate future minimum lease payments are as follows:


                                                                                           Total per Year
                                                                                       (dollars in thousands)
                  2003                                                                                     500
                  2004                                                                                     500
                  2005                                                                                     500
                  2006                                                                                     530
                  2007                                                                                     532
                  thereafter                                                                             1,064
                                                                                       ------------------------
                  Total remaining lease payments                                                        $3,626
                                                                                       ========================


10.   RELATED PARTY TRANSACTION

         Included in "Other Assets" on the Balance sheet as of December 31, 2001 is an investment in Annaly International Money Management, Inc. On June 24, 1998, the Company acquired 99,960 nonvoting shares, at a cost of $49,980. Annaly International Money Management, Inc. was liquidated during the year, resulting in a $44,000 loss, which is reflected in "Gain on Sale of Securities," in the Statement of Operations. The officers and directors of Annaly International Money Management Inc. are also officers and directors of the Company. Officers and employees of the Company are actively involved in managing Mortgage-Backed Securities and other fixed income assets for institutional clients through Fixed Income Discount Advisory Company ("FIDAC"). FIDAC is a registered investment adviser, which is owned 100% by the Chief Executive Officer of Annaly Mortgage Management, Inc. Our management currently allocates rent and other general and administrative expenses 90% to Annaly and 10% to FIDAC.


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


12.      SUMMARIZED QUARTERLY RESULTS (UNAUDITED)

The following is a presentation of the quarterly results of operations for the year ended December 31, 2002.


                                                                    Quarters Ending
                                             March 31,         June 30,       September 30,     December 31,
                                               2002              2002             2002              2002
                                                                  (dollars in the thousands)
                                         -----------------------------------------------------------------------

Interest income from Mortgage-
  Backed Securities and cash                      $ 92,900        $ 109,423         $ 109,201          $ 92,641
Interest expense on repurchase
  agreements                                        40,012           47,860            54,012            49,874
                                                   -------          -------           -------           ------

           Net interest income                      52,888           61,563            55,189            42,767

Gain on sale of
  Mortgage-Backed Securities                         3,410            1,343             4,747            11,563

General and administrative
  expenses                                           3,255            3,536             3,268             3,904
                                                    ------           ------            ------            -----

Net income                                        $ 53,043         $ 59,370          $ 56,668          $ 50,426
                                                 =========        =========         =========         ========

Net income per share:
  Basic                                              $0.69            $0.72             $0.68             $0.60
                                                    ======           ======            ======            =====

  Diluted                                            $0.69            $0.71             $0.68             $0.60
                                                    ======           ======            ======            =====

Average number of shares outstanding:
  Basic                                         76,709,836       82,910,206        83,668,422        84,525,171
                                               ===========      ===========       ===========        ==========

  Diluted                                       77,017,431       83,186,865        83,939,870        84,766,747
                                               ===========      ===========       ===========        ==========


The following is a presentation of the quarterly results of operations for the year ended December 31, 2001.

                                                                    Quarters Ending
                                             March 31,         June 30,       September 30,     December 31,
                                               2001              2001             2001              2001
                                               (dollars in thousands)
                                         -----------------------------------------------------------------------

Interest income from Mortgage-
  Backed Securities and cash                      $ 42,434         $ 64,790          $ 75,775          $ 80,059
Interest expense on repurchase
  agreements                                        33,453           45,284            48,620            40,698
                                                   -------          -------           -------           ------

           Net interest income                       8,981           19,506            27,155            39,361

Gain on sale of
  Mortgage-Backed Securities                           269              482             1,184             2,651

General and administrative
  expenses                                             921            1,393             1,993             3,004
                                                      ----           ------            ------            -----

Net income                                         $ 8,329         $ 18,595          $ 26,346          $ 39,008
                                                  ========        =========         =========         ========

Net income per share:
  Basic                                              $0.38            $0.48             $0.58             $0.65
                                                    ======           ======            ======            =====

  Diluted                                            $0.37            $0.48             $0.57             $0.65
                                                    ======           ======            ======            =====

Average number of shares outstanding:
  Basic                                         21,851,481       38,473,928        45,503,179        59,776,777
                                               ===========      ===========       ===========       ==========

  Diluted                                       22,535,210       39,054,488        45,959,693        60,155,994
                                               ===========      ===========       ===========       ==========


The following is a presentation of the quarterly results of operations for the year ended December 31, 2000.


                                                                    Quarters Ending
                                             March 31,         June 30,       September 30,     December 31,
                                               2000              2000             2000              2000
                                               (dollars in thousands)
                                         -----------------------------------------------------------------------

Interest income from Mortgage-
  Backed Securities and cash                      $ 24,617         $ 25,735          $ 28,239          $ 31,160
Interest expense on repurchase
  agreements                                        19,293           21,453            24,779            27,377
                                                   -------          -------           -------            ------

           Net interest income                       5,324            4,282             3,460             3,783

Gain on sale of
  Mortgage-Backed Securities                           107               65               873               981

General and administrative
  expenses                                             582              507               527               670
                                                      ----             ----              ----              ---

Net income                                         $ 4,849          $ 3,840           $ 3,806           $ 4,094
                                                  ========         ========          ========          =======

Net income per share:
  Basic                                             $0.35            $0.27             $0.27             $0.28
                                                   ======           ======            ======            =====

  Diluted                                           $0.35            $0.26             $0.26             $0.28
                                                   ======           ======            ======            =====

Average number of shares outstanding:
  Basic                                        13,660,539       14,039,741        14,238,680        14,413,578
                                               ===========      ===========       ===========       ==========

  Diluted                                      13,971,112       14,631,940        14,529,142        14,702,189
                                               ===========      ===========       ===========       ==========

                                     ******

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, State of New York.

                        ANNALY MORTGAGE MANAGEMENT, INC.

Date:  March 24, 2003               By:     /s/ Michael A. J. Farrell




                                 Michael A. J. Farrell
                                Chairman, Chief Executive Officer, and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                                                 Title                                                     Date
                  Signature
           /s/ KEVIN P. BRADY                    Director                                          March 24,  2003

                Kevin P. Brady
         /s/ SPENCER I. BROWNE                   Director                                          March 24, 2003

                Spencer Browne
         /s/ KATHRYN F. FAGAN                    Chief Financial Officer and Treasurer             March 24, 2003
                                                 (principal financial and accounting officer)
               Kathryn F. Fagan
         /s/ MICHAEL A.J. FARRELL                Chairman of the Board, Chief Executive Officer,   March 24, 2003
                                                 President and Director (principal executive
             Michael A. J. Farrell               officer)
         /s/ JONATHAN D. GREEN                   Director                                          March 24, 2003

               Jonathan D. Green
         /s/ JOHN A. LAMBIASE                    Director                                          March 24, 2003

               John A. Lambiase
         /s/ DONNELL A. SEGALAS                  Director                                          March 24, 2003

              Donnell A. Segalas
         /s/ WELLINGTON DENAHAN                  Vice Chairman of the Board and Director           March 24, 2003

              Wellington Denahan


                                 CERTIFICATIONS

         I, Michael A.J. Farrell, certify that:

         1. I have reviewed this annual report on Form 10-K of Annaly Mortgage Management, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 24, 2003

/s/ Michael A.J. Farrell
------------------------
Michael A.J. Farrell
Chairman, Chief Executive Officer, and President (Principal Executive Officer)

                                 CERTIFICATIONS

         I, Kathryn F. Fagan, certify that:

         1. I have reviewed this annual report on Form 10-K of Annaly Mortgage Management, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 24, 2003

/s/ Kathryn F. Fagan
--------------------
Kathryn F. Fagan
Chief Financial Officer and Treasurer (Principal Financial Officer)

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

     10.6 Amended and Restated Employment Agreement, effective as of May 1, 2001 between the Registrant and Michael A.J. Farrell (incorporated by reference to Exhibit 10.1 to our Form 10-Q/A for its quarterly period ended June 30, 2001 filed with the Securities and Exchange Commission on August 27, 2001).*

     10.7 Amended and Restated Employment Agreement, effective as of May 1, 2001, between the Registrant and Wellington St. Claire (incorporated by reference to Exhibit 10.2 to our Form 10-Q/A for its quarterly period ended June 30, 2001 filed with the Securities and Exchange Commission on August 27, 2001).*

     10.8 Amended and Restated Employment Agreement, effective as of May 1, 2001 between the Registrant and Kathryn F. Fagan (incorporated by reference to Exhibit 10.3 to our Form 10-Q/A for its quarterly period ended June 30, 2001 filed with the Securities and Exchange Commission on August 27, 2001).*

     10.9 Amended and Restated Employment Agreement, effective as of May 1, 2001, between the Registrant and Jennifer A. Stephens (incorporated by reference to Exhibit 10.4 to our Form 10-Q/A for its quarterly period ended June 30, 2001 filed with the Securities and Exchange Commission on August 27, 2001).*

     23.1 Consent of Independent Auditors.

     99.1 Certification of Michael A.J. Farrell, Chairman, Chief Executive Officer, and President of the Registrant, pursuant to 18 U.S.C.
          Section 1350.

     99.2 Certification of Kathryn F. Fagan, Chief Financial Officer and Treasurer of the Registrant, pursuant to 18 U.S.C. Section 1350.


     *  Exhibit   Numbers  10.3  and  10-6-10.9  are  management   contracts  or
compensatory  plans required to be filed as Exhibits to this Form 10-K.

                                                                    Exhibit 23.1

                          INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statements No. 333-74618 and No. 333-72985 of Annaly Mortgage Management, Inc. on Form S-3 of our report dated February 26, 2003, appearing in the Annual Report on Form 10-K of Annaly Mortgage Management, Inc. for the year ended December 31, 2002 and to the reference to us under the heading "Experts" in the Prospectus, which is part of these Registration Statements.

/s/ Deloitte & Touche LLP

New York, New York
March 26, 2003

                                                                   Exhibit 99.1

                        ANNALY MORTGAGE MANAGEMENT, INC.
                           1211 AVENUE OF THE AMERICAS
                                   SUITE 2902
                            NEW YORK, NEW YORK 10036

                        CERTIFICATION OF CHIEF EXECUTIVE
                  OFFICER REGARDING PERIODIC REPORT CONTAINING
                              FINANCIAL STATEMENTS

     I, Michael A.J. Farrell, the Chairman of the Board of Directors, Chief Executive Officer, and President of Annaly Mortgage Management, Inc. (the "Company") in compliance with 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, hereby certify that, the Company's Annual Report on Form 10-K for the period ended December 31, 2002 (the "Report") filed with the Securities and Exchange Commission:

     -- fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     -- the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                             /s/ Michael A.J. Farrell
                                             Michael A.J. Farrell
                                             Chairman of the Board of Directors
                                             Chief Executive Officer, and
                                             President
                                             March 24, 2003

                                                                   Exhibit 99.2

                        ANNALY MORTGAGE MANAGEMENT, INC.
                           1211 AVENUE OF THE AMERICAS
                                   SUITE 2902
                            NEW YORK, NEW YORK 10036

                        CERTIFICATION OF CHIEF FINANCIAL
                  OFFICER REGARDING PERIODIC REPORT CONTAINING
                              FINANCIAL STATEMENTS

     I, Kathryn F. Fagan, the Chief Financial Officer and Treasurer of Annaly Mortgage Management, Inc. (the "Company") in compliance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, hereby certify that, the Company's Annual Report on Form 10-K for the period ended December 31, 2002 (the "Report") filed with the Securities and Exchange
Commission:

     -- fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     -- the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                       /s/ Kathryn F. Fagan
                                       Kathryn F. Fagan
                                       Chief Financial Officer and Treasurer
                                       March 24, 2003