Form 10-Q
period 2003-03-31
ANNALY MORTGAGE MANAGEMENT INC
filed 2003-05-13
CIK 1043219

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2003

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

                    1211 AVENUE OF THE AMERAICAS SUITE 2902
                               NEW YORK, NEW YORK
                    (Address of principal executive offices)

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

                                  Yes X   No
                                     ---     ---

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchnage Act):

                                  Yes X   No
                                     ---     ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the lastest practicable date:

          Class                                    Outstanding at May 12, 2003
Common Stock, $.01 par value                                93,994,998

                                ANNALY MORTGAGE MANAGEMENT, INC.

                                          FORM 10-Q

                                            INDEX

Part I.     FINANCIAL INFORMATION

  Item 1.     Financial Statements:

  Statements of Financial Condition- March 31, 2003 (Unaudited) and December 31, 2002                1

  Statements of Operations (Unaudited) for the quarters ended March 31, 2003 and 2002                2

  Statements of Stockholders' Equity (Unaudited) for the quarter ended March 31, 2003                3

  Statements of Cash Flows (Unaudited) for the quarters ended March 31, 2003 and 2002                4

  Notes to Financial Statements (Unaudited)                                                         5-11

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations      12-22

Item 3. Quantitative and Qualitative Disclosure about Market Risk                                  23-24

Item 4. Controls and Procedures

PART II.     OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                                                         25

SIGNATURES                                                                                           26

CERTIFICATIONS                                                                                     26-30


PART I.
ITEM 1.  FINANCIAL STATEMENTS

                               ANNALY MORTGAGE MANAGEMENT, INC.
                              STATEMENTS OF FINANCIAL CONDITION
                                    (dollars in thousands)


                                                           MARCH 31,  2003         DECEMBER 31,
                                                             (UNAUDITED)               2002
                                                         -------------------    -------------------


                         ASSETS

Cash and cash equivalents                                              $945                   $726
Mortgage-Backed Securities, at fair value                        11,674,910             11,551,857
Federal Home Loan Bank Debentures, at fair value                    643,160                      -
Receivable for Mortgage-Backed Securities sold                      304,766                 55,954
Accrued interest receivable                                          50,087                 49,707
Other assets                                                            873                    840

                                                         -------------------    -------------------
Total assets                                                    $12,674,741            $11,659,084
                                                         ===================    ===================

          LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Repurchase agreements                                         $10,192,049            $10,163,174
  Payable for Mortgage-Backed Securities purchased                1,335,427                338,691
  Accrued interest payable                                           15,915                 14,935
  Dividends payable                                                  50,789                 57,499
  Other liabilities                                                   2,816                  2,812
  Accounts payable                                                    1,033                  1,907

                                                         -------------------    -------------------
Total liabilities                                                11,598,029             10,579,018
                                                         -------------------    -------------------

Stockholders' Equity:
  Common stock: par value $.01 per share; 500,000,000
    Authorized, 84,647,484 and 84,569,206 shares issued
    and outstanding, respectively                                       846                    846
  Additional paid-in capital                                      1,004,370              1,003,200
  Accumulated other comprehensive gain                               71,000                 75,511
  Retained earnings                                                     496                    509

                                                         -------------------    -------------------
Total stockholders' equity                                        1,076,712              1,080,066
                                                         -------------------    -------------------

Total liabilities and stockholders' equity                      $12,674,741            $11,659,084
                                                         ===================    ===================



See notes to financial statements.

PART I.
ITEM 1.  FINANCIAL STATEMENTS

                            ANNALY MORTGAGE MANAGEMENT, INC
                                STATEMENTS OF OPERATIONS
                     (dollars in thousands, except per share data)
                                      (UNAUDITED)


                                                           For the Quarter     For the Quarter
                                                            Ended March 31,     Ended March 31,
                                                                 2003                2002
                                                          -------------------------------------

INTEREST INCOME                                                    $87,500             $92,900

INTEREST EXPENSE                                                    44,048              40,012
                                                          -----------------  ------------------

NET INTEREST INCOME                                                 43,452              52,888

GAIN ON SALE OF MORTGAGE-BACKED SECURITIES                          11,020               3,410

GENERAL AND ADMINISTRATIVE EXPENSES                                  3,697               3,255
                                                          -----------------  ------------------

NET INCOME                                                          50,775              53,043
                                                          -----------------  ------------------

OTHER COMPREHENSIVE INCOME:
  Unrealized gain (loss) on available-for-sale securities            6,509              (4,257)
  Less:  reclassification adjustment for net gains
     included in net income                                        (11,020)             (3,410)
                                                          -----------------  ------------------
  Other comprehensive (loss)                                        (4,511)             (7,667)
                                                          -----------------  ------------------

COMPREHENSIVE INCOME                                               $46,264             $45,376
                                                          =================  ==================

NET INCOME PER SHARE:
  Basic                                                              $0.60               $0.69
                                                          =================  ==================

  Diluted                                                            $0.60               $0.69
                                                          =================  ==================

AVERAGE NUMBER OF SHARES OUTSTANDING:
  Basic                                                         84,606,786          76,709,836
                                                          =================  ==================

  Diluted                                                       84,837,390          77,017,431
                                                          =================  ==================


See notes to financial statements.

PART I.
ITEM 1.  FINANCIAL STATEMENTS

                        ANNALY MORTGAGE MANAGEMENT, INC.
                       STATEMENT OF STOCKHOLDERS' EQUITY
                      FOR THE QUARTER ENDED MARCH 31, 2003
                 (dollars in thousands, except per share data)
                                  (UNAUDITED)

                                             Common     Additional                                Other
                                             Stock       Paid-In     Comprehensive  Retained  Comprehensive
                                           Par Value     Capital        Income      Earnings     Income        Total
                                          ------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2002                       $846    $1,003,200                      $509      $75,511   $1,080,066

  Net Income                                                               $50,775     50,775
  Other comprehensive income:
    Unrealized net gains on securities,
      net of reclassification adjustment                                    (4,511)                 (4,511)
                                                                    ---------------
  Comprehensive income                                                     $46,264                               46,264
                                                                    ===============
  Exercise of stock options                         -           215                                                 215
  Proceeds from direct purchase                     -           955                                                 955
  Dividends declared for the quarter
    ended March 31, 2003,
    $0.60 per average share                                                           (50,788)                  (50,788)

                                          --------------------------               -------------------------------------
BALANCE, MARCH 31, 2003                          $846    $1,044,370                      $496      $71,000   $1,076,712
                                          ==========================               =====================================



See notes to financial statements.

PART I.
ITEM 1.  FINANCIAL STATEMENTS

                            ANNALY MORTGAGE MANAGEMENT, INC
                                STATEMENTS OF CASH FLOWS
                                 (dollars in thousands)
                                      (UNAUDITED)

                                                         For the Quarter Ended For the Quarter Ended
                                                               March 31,             March 31,
                                                                 2003                  2002
                                                         -------------------------------------------
Cash flows from operating activities:
  Net income                                                          $50,775               $53,043
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Market value adjustment on long-term repurchase
      agreement                                                           103                    37
     Increase in accrued interest receivable                             (379)               (4,498)
     Increase in other assets                                             (33)                 (195)
     Decrease in accrued interest payable                                 980                 5,413
     Amortization of mortgage premiums and discounts, net              48,519                17,891
     Gain on sale of Mortgage-Backed Securities                       (11,020)               (3,410)
     Stock option expense                                                   2                    62
     Decrease (increase) in accounts payable                             (875)                   87
                                                         --------------------- ---------------------
          Net cash provided by operating activities                    88,072                68,430
                                                         --------------------- ---------------------

Cash flows from investing activities:
    Purchase of Mortgage-Backed Securities                         (2,297,069)           (3,838,616)
    Purchase of FHLB Debentures                                      (171,000)                    -
    Proceeds from sale of Mortgage-Backed Securities                  536,246               393,462
    Principal payments of Mortgage-Backed Securities                1,871,524             1,092,991
                                                         --------------------- ---------------------
          Net cash used in investing activities                       (60,299)           (2,352,163)
                                                         --------------------- ---------------------

Cash flows from financing activities:
  Proceeds from repurchase agreements                              24,295,758            19,827,609
  Principal payments on repurchase agreements                     (24,266,982)          (17,856,038)
  Proceeds from exercise of stock options                                 215                   220
  Proceeds from direct purchase                                           953                   559
  Net proceeds from offerings                                               -               347,337
  Dividends paid                                                      (57,499)              (35,896)
                                                         --------------------- ---------------------
          Net cash provided by financing activities                   (27,555)            2,283,791
                                                         --------------------- ---------------------

Net increase (decrease) in cash and cash equivalents                      219                    58

Cash and cash equivalents, beginning of period                            726                   429

                                                         --------------------- ---------------------
Cash and cash equivalents, end of period                                 $945                  $487
                                                         ===================== =====================

Supplemental disclosure of cash flow information:
  Interest paid                                                       $43,068               $34,599
                                                         ===================== =====================

Noncash financing activities:
  Net change in unrealized (loss) on available-for-sale
     securities                                                       ($4,511)              ($7,667)
                                                         ===================== =====================

  Dividends declared, not yet paid                                    $50,789               $52,223
                                                         ===================== =====================

See notes to financial statements.

ANNALY MORTGAGE MANAGEMENT, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE QUARTERS ENDED MARCH 31, 2003 AND 2002
(UNAUDITED)

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

     A summary of the Company's significant accounting policies follows:

     Basis of Presentation - The accompanying unaudited financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP"). The interim financial statements for the three month period are unaudited; however, in the opinion of the Company's management, all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results of operations have been included. These unaudited financials statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on form 10-K for the year ended December 31, 2002. The nature of the Company's business is such that the results of any interim period are not necessarily indicative of results for a full year.

     Cash and Cash Equivalents - Cash and cash equivalents includes cash on hand and money market funds. The carrying amounts of cash equivalents approximates their value.

     Mortgage-Backed Securities and FHLB Debentures - The Company invests primarily in mortgage pass-through certificates, collateralized mortgage obligations and other Mortgage-Backed Securities representing interests in or obligations backed by pools of mortgage loans (collectively, "Mortgage-Backed Securities"). The Company also invests in Federal Home Loan Bank Debentures. The Mortgage-Backed Securities and Federal Home Loan Bank Debentures are collectively referred to herein as "Investment Securities."

     Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires the Company to classify its investments as either trading investments, available-for-sale investments or held-to-maturity investments. Although the Company generally intends to hold most of its Investment Securities until maturity, it may, from time to time, sell any of its Investment Securities as part of its overall management of its statement of financial condition. Accordingly, this flexibility requires the Company to classify all of its Investment Securities as available-for-sale. All assets classified as available-for-sale are reported at fair value, based on market prices provided by certain dealers who make markets in these financial instruments, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity.

     Unrealized losses on Investment Securities that are considered other than temporary, as measured by the amount of decline in fair value attributable to factors other than temporary, are recognized in income and the cost basis of the Mortgage-Backed Securities is adjusted. There were no such adjustments for the quarters ended March 31, 2003 and 2002.

     Interest income is accrued based on the outstanding principal amount of the Investment Securities and their contractual terms. Premiums and discounts associated with the purchase of the Mortgage-Backed Securities are amortized into interest income over the lives of the securities using the interest method.

     Investment Securities transactions are recorded on the trade date. Purchases of newly issued securities are recorded when all significant uncertainties regarding the characteristics of the securities are removed, generally shortly before settlement date. Realized gains and losses on such transactions are determined on the specific identification basis.

     Credit Risk - At March 31, 2003 and December 31, 2002, the Company has limited its exposure to credit losses on its portfolio of Mortgage-Backed Securities by only purchasing securities issued by Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA"), Government National Mortgage Association ("GNMA"), or Federal Home Loan Bank ("FHLB"). The payment of principal and interest on the FHLMC and FNMA Mortgage-Backed Securities are guaranteed by those respective agencies and the payment of principal and interest on the GNMA Mortgage-Backed Securities are backed by the full-faith-and-credit of the U.S. government. At March 31, 2003 and December 31, 2002 all of the Company's Mortgage-Backed Securities have an actual or implied "AAA" rating.

     Repurchase Agreements -The Company finances the acquisition of its Mortgage-Backed Securities through the use of repurchase agreements. Repurchase agreements are treated as collateralized financing transactions and are carried at their contractual amounts, including accrued interest, as specified in the respective agreements. Accrued interest is recorded as a separate line item.

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

     Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimate.

     New Accounting Pronouncement - In December 2002, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosures, an Amendment of FASB Statement No. 123." This Statement provides alternative methods of transition for companies who voluntarily change to the fair value-based method of accounting for stock-based employee compensation in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation." (SFAS 123). SFAS No. 148 does not permit the use of the original SFAS No. 123 prospective method of transition for changes to the fair value based method made in fiscal years beginning after December 15, 2003. The Statement also requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. This Statement is effective upon issuance.

2. MORTGAGE-BACKED SECURITIES

     The following table pertains to the Company's Mortgage-Backed Securities classified as available-for-sale as of March 31, 2003, which are carried at their fair value:

                              Federal Home Loan   Federal National   Government National
                                   Mortgage            Mortgage            Mortgage        Total Mortgage-
                                  Corporation         Association         Association     Backed Securities
                             -------------------------------------------------------------------------------
                                                         (dollars in thousands)
Mortgage-Backed
  Securities, gross                   $4,930,045          $6,013,425            $368,240        $11,311,710

Unamortized discount                        (407)                (62)                  -               (469)
Unamortized premium                      109,266             171,477               9,086            289,829
                             -------------------------------------------------------------------------------

Amortized cost                         5,038,904           6,184,840             377,326         11,601,070

Gross unrealized gains                    29,677              67,778               1,242             98,697
Gross unrealized losses                  (15,846)             (8,772)               (239)           (24,857)
                             -------------------------------------------------------------------------------

Estimated fair value                  $5,052,735          $6,243,846            $378,329        $11,674,910
                             ===============================================================================

                                                  Gross Unrealized    Gross Unrealized     Estimated Fair
                                Amortized Cost           Gain                Loss               Value
                             -------------------------------------------------------------------------------
Adjustable rate                       $7,221,316             $36,140            ($15,027)        $7,242,429

Fixed rate                             4,379,754              62,557              (9,830)         4,432,481
                             -------------------------------------------------------------------------------

Total                                $11,601,070             $98,697            ($24,857)       $11,674,910
                             ===============================================================================

     The following table pertains to the Company's Mortgage-Backed Securities classified as available-for-sale as of December 31, 2002, which are carried at their fair value:

                             Federal Home Loan     Federal National     Government
                                  Mortgage              Mortgage     National Mortgage  Total Mortgage-
                                Corporation           Association       Association    Backed Securities
                          ------------------------------------------------------------------------------
                                                     (dollars in thousands)
Mortgage-Backed
  Securities, gross                $5,120,929          $5,860,987          $220,468       $11,202,384

Unamortized discount                     (544)               (120)                -              (664)
Unamortized premium                   105,872             164,071             4,684           274,627
                          ------------------------------------------------------------------------------
Amortized cost                      5,226,257           6,024,938           225,152        11,476,347

Gross unrealized gains                 31,731              58,239               537            90,507
Gross unrealized losses                (9,554)             (5,318)             (125)          (14,997)
                          ------------------------------------------------------------------------------

Estimated fair value               $5,248,434          $6,077,859          $225,564       $11,551,857
                          ==============================================================================

                                                  Gross Unrealized    Gross Unrealized   Estimated Fair
                               Amortized Cost            Gain                Loss             Value
                          ------------------------------------------------------------------------------
Adjustable rate                    $7,144,741             $35,349          ($12,424)       $7,167,666

Fixed rate                          4,331,606              55,158            (2,573)        4,384,191
                          ------------------------------------------------------------------------------

Total                             $11,476,347             $90,507          ($14,997)      $11,551,857
                          ==============================================================================

     The adjustable rate Mortgage-Backed Securities are limited by periodic caps (generally interest rate adjustments are limited to no more than 1% every six months) and lifetime caps. The weighted average lifetime cap was 10.3% at March 31, 2003 and 8.8% at December 31, 2002.

     During the quarter ended March 31, 2003, the Company realized $11,020,000 in net gains from sales of Mortgage-Backed Securities. During the quarter ended March 31, 2002, the Company realized $3,410,000 in gains from sales of Mortgage-Backed Securities.

3. FHLB DEBENTURES

     The Company acquired $646,000,000 in Federal Home Loan Bank Debentures, which are classified as available-for-sale. The market value at March 31, 2003 was $643,160,000. The Federal Home Loan Bank Debentures are adjustable rate with a weighted average lifetime cap of 8.0% and they are callable by the Federal Home Loan Bank.

4. REPURCHASE AGREEMENTS

     The Company had outstanding $10,192,049,000 and $10,163,174,000 of repurchase agreements with a weighted average borrowing rate of 1.67% and 1.72%, and a weighted average remaining maturity of 111 days and 124 days as of March 31, 2003 and December 31, 2002, respectively.

     At March 31, 2003 and December 31, 2002, the repurchase agreements had the following remaining maturities:

                            March 31, 2003        December 31, 2002
                                     (dollars in thousands)
                       -----------------------------------------------

Within 30 days                       $7,354,790            $7,778,003
30 to 59 days                         1,041,920               816,906
60 to 89 days                           218,775               104,500
90 to 119 days                                -                     -
Over 120 days                         1,576,564             1,463,765
                       -----------------------------------------------

Total                               $10,192,049           $10,163,174
                       ===============================================

5. OTHER LIABILITIES

     In 2001, the Company entered into a repurchase agreement maturing in July 2004, at which time, the repurchase agreement gives the buyer the right to extend, in whole or in part, in three-month increments up to July 2006. The repurchase agreement has a principal value of $100,000,000. The Company accounts for the extension option as a separate interest rate floor liability carried at fair value. The initial fair value of $1,200,000 allocated to the extension option resulted in a similar discount on the repurchase agreement borrowings that is being amortized over the initial term of 3 years using the effective yield method. At December 31, 2002, the fair value of this interest rate floor was a $2,816,000 and was classified as other liabilities.

6. COMMON STOCK

     During the quarter ending March 31, 2003, the Company declared dividends to shareholders totaling $50,788,000 or $0.60 per share, which was paid on April 30, 2003. During the quarter ended March 31, 2003, 25,372 options were exercised under the long-term compensation plan at $215,000. Also, 52,906 shares were purchased in the dividend reinvestment and direct purchase program at $955,000.

     During the Company's year ending December 31, 2002, the Company declared dividends to shareholders totaling $223,602,000, or $2.67 per share, of which $166,102,000 was paid during the year and $57,499,000 was paid on January 29, 2003. During the year ended December 31, 2002, 97,095 options were exercised at $1,090,000. Total shares exchanged upon exercise of the stock options were 4,444 at a value of $76,000. Through the Equity Shelf Program, the Company raised $28,103,000 in net proceeds and issued 1,481,000 shares. Also, 165,480 shares were purchased in dividend reinvestment and share purchase plan, totaling $3,009,000. The Company completed an offering of common stock in the first quarter issuing 23,000,000 shares, with aggregate net proceeds of $347,337,000.

7. EARNINGS PER SHARE (EPS)

     For the quarter ended March 31, 2003, the reconciliation is as follows:


                                        For the Quarter Ended March 31, 2003
                             -----------------------------------------------------------
                                   Income             Shares             Per-Share
                                 (Numerator)       (Denominator)          Amount
                             -----------------------------------------------------------
                                    (dollars in thousands, except per share data)
Net income                              $50,775
                             -------------------

Basic earnings per share                $50,775         84,606,786                $0.60
                                                                   =====================

Effect of dilutive
 securities:
  Dilutive stock options                                   230,604
                             --------------------------------------

  Diluted earnings per share            $50,775         84,837,390                $0.60
                             ===========================================================

     Options to purchase 6,250 shares of stock were outstanding and considered anti-dilutive as their exercise price exceeded the average stock price for the quarter

     For the quarter ended March 31, 2002, the reconciliation is as follows:

                                        For the Quarter Ended March 31, 2002
                             -----------------------------------------------------------
                                   Income                                Per-Share
                                 (Numerator)           Shares             Amount
                                                   (Denominator)
                             -----------------------------------------------------------
                                    (dollars in thousands, except per share data)
Net income                              $53,043
                             -------------------

Basic earnings per share                $53,043         76,709,836                $0.69
                                                                   =====================

Effect of dilutive
 securities:
  Dilutive stock options                                   307,595
                             --------------------------------------

  Diluted earnings per share            $53,043         77,017,431                $0.69
                             ===========================================================

8. LONG-TERM STOCK INCENTIVE PLAN

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

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS No. 148, requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     There were no stock options granted during the quarters ended March 31, 2003 and 2002.

     Because the Company's employee stock options have characteristics significantly different from those of traded options and changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not provide a reliable single measure of the fair value of its employee stock options. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are freely transferable. All available option pricing models require the input of highly subjective assumptions including the expected stock price volatility.

     The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.


                                                           For the Quarter Ended March 31,
                                                            2003                   2002
                                                    ---------------------------------------------
                                                    (dollars in thousands, except per share data)
Net income, as reported                                           $50,775                $53,043
Deduct:  Total stock-based employee compensation
 expense determined under fair value based method                      (7)                   (16)
                                                    ---------------------------------------------
Pro-forma net income                                              $50,768                $53,027
                                                    =============================================

Net income per share, as reported
Basic                                                               $0.60                  $0.69
Diluted                                                             $0.60                  $0.69

Pro-forma net income per share
Basic                                                               $0.60                  $0.69
Diluted                                                             $0.60                  $0.69

9. COMPREHENSIVE INCOME

     The Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Statement No. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. The Company at March 31, 2003 and December 31, 2002 held securities classified as available-for-sale. At March 31, 2003, the net unrealized gain totaled $71,000,000 and at December 31, 2002, the net unrealized gains totaled $75,511,000.

10. LEASE COMMITMENTS

     The Corporation has a noncancelable lease for office space, which commenced in May 2002 and expires in December 2009.

The Corporation's aggregate future minimum lease payments are as follows:

                                               Total per Year
                                           (dollars in thousands)
                                           -----------------------
2003                                                          500
2004                                                          500
2005                                                          500
2006                                                          530
2007                                                          532
Thereafter                                                   1064
                                           -----------------------
Total remaining lease payments                             $3,626
                                           =======================

11. RELATED PARTY TRANSACTION

     Officers and employees of the Company are actively involved in managing Mortgage-Backed Securities and other fixed income assets for institutional clients through Fixed Income Discount Advisory Company ("FIDAC"). FIDAC is a registered investment adviser, which is owned 100% by the Chief Executive Officer of Annaly Mortgage Management, Inc. Our management currently allocates rent and other general and administrative expenses in the amounts of 90% and 10% to Annaly and FIDAC, respectively.

12. INTEREST RATE RISK

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

13. SUBSEQUENT EVENT

     On April 1, 2003 the Company raised approximately net proceeds of $151.2 million in equity in a secondary offering of 9,300,700 shares of common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

     Certain statements contained in this quarterly report, and certain statements contained in our future filings with the Securities and Exchange Commission (the "SEC" or the "Commission"), in our press releases or in our other public or shareholder communications may not be, based on historical facts and are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements which are based on various assumptions, (some of which are beyond our control) may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as "may," "will," "believe," "expect," "anticipate," "continue," or similar terms or variations on those terms, or the negative of those terms. Actual results could differ materially from those set forth in forward-looking statements due to a variety of factors, including, but not limited to, changes in interest rates, changes in yield curve, changes in prepayment rates, the availability of mortgage backed securities for purchase, the availability of financing and, if available, the terms of any financing. For a discussion of the risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, see our 2002 Form 10-K. We do not undertake, and specifically disclaim any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Overview

     Annaly Mortgage Management, Inc. ("we" or "us") is a real estate investment trust, ("REIT") that owns and manages a portfolio of Mortgage-Backed Securities. Our principal business objective is to generate net income for distribution to our stockholders from the spread between the interest income on our Mortgage-Backed Securities and the costs of borrowing to finance our acquisition of Mortgage-Backed Securities.

Critical Accounting Policies

     Management's discussion and analysis of financial condition and results of operations is based on the amounts reported our financial statements. These financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. In preparing the financial statements, management is required to make various judgments, estimates and assumptions that affect the reported amounts. Changes in these estimates and assumptions could have a material effect our financial statements. The following is a summary our policies that is the most affected by management's judgments, estimates and assumptions.

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

Results of Operations: For the Quarters Ended March 31, 2003 and 2002

     Net Income Summary

     For the quarter ended March 31, 2003, our net income was $50.8 million, or $0.60 basic earnings per average share, as compared to $53.0 million, or $0.69 basic earnings per average share, for the quarter ended March 31, 2002. We attribute the decrease in net income for the quarter ended March 31, 2003, over the quarter ended March 31, 2002, to the decline in the interest rate spread between the rate on interest-earning assets and the cost of funds for interest-bearing liabilities. We compute our net income per share by dividing net income by the weighted average number of shares of outstanding common stock during the period, which was 84,606,786 for the quarter ended March 31, 2003 and 76,709,836 for the quarter ended March 31, 2002. Dividends per shares outstanding for the quarter ended March 31, 2003 was $0.60 per share, or $50.8 million in total. Dividends per weighted average number of shares outstanding for the quarter ended March 31, 2002 was $0.63 per share, or $52.2 million in total. Our return on average equity was 18.83% for the quarter ended March 31, 2003 and 25.32% for the quarter ended March 31, 2002. The decline in the return on average equity resulted for the declining interest rate spread.

                               Net Income Summary
                               ------------------
              (dollars in the thousands, except for per share data)
              -----------------------------------------------------
                             (ratios are annualized)
                             -----------------------

                                              Quarter ended          Quarter ended
                                             March 31, 2003         March 31, 2002
                                          ---------------------  ---------------------

Interest Income                                        $87,500                $92,990
Interest Expense                                        44,048                 40,012
                                          ---------------------  ---------------------
Net Interest Income                                     43,452                 52,888
Gain on Sale of Mortgage-Backed Securities              11,020                  3,410
General and Administrative Expenses                      3,697                  3,255
                                          ---------------------  ---------------------
Net Income                                             $50,775                $53,043
                                          =====================  =====================

Average Number of Basic Shares Outstanding          84,606,786             76,709,836
Average Number of Diluted Shares
 Outstanding                                        84,837,390             77,017,431

Basic Net Income Per Share                               $0.60                  $0.69
Diluted Net Income Per Share                             $0.60                  $0.69

Average Total Assets                               $12,169,401             $8,987,862
Average Equity                                      $1,079,113               $838,022

Annualized Return on Average Assets                       1.67%                  2.36%
Annualized Return on Average Equity                      18.83%                 25.32%

     Interest Income and Average Earning Asset Yield

     We had average earning assets of $10.8 billion and $7.6 billion for the quarters ended March 31, 2003 and 2002, respectively. Our primary source of income for the quarters ended March 31, 2003 and 2002 was interest income. A portion of our income was generated by gains on the sales of our Mortgage-Backed Securities. Our interest income was $87.5 million for the quarter ended March 31, 2003 and $92.9 million for the quarter ended March 31, 2002. Our yield on average earning assets was 3.23% and 4.88% for the same respective periods. Our average earning asset balance increased by $3.2 billion and interest income decreased by $5.5 million for the quarter ended March 31, 2003 as compared to the quarter ended March 31, 2002, even with the substantial increase in the average asset base. The overall interest income decreased. The decline was the direct result in the reduction in yield from 4.88% for the quarter ended March 31, 2002 to 3.23% for the quarter ended March 31, 2003. The table below shows our average balance of interest earning assets, our yield on average earning assets and our interest income for the quarter ended March 31, 2003, the year ended December 31, 2002 and the four quarters in 2002.

                                       Average Earning Asset Yield
                                       ---------------------------
                               (ratios for the quarters have been annualized)
                               ----------------------------------------------

                                                                                                       Yield on
                                                                                                       Average
                                           Average    Average      Average      Yield on    Yield on   Interest
                                            Cash     Investment     Earning   Average Cash Investment   Earning  Interest
                                         Equivalents  Securities     Assets    Equivalents  Securities  Assets     Income
                                         ----------------------------------------------------------------------------------
                                                                       (dollars in thousands)

For the Quarter Ended March 31, 2003         -       $10,837,147  $10,837,147      -          3.23%     3.23%      $87,500
---------------------------------------------------------------------------------------------------------------------------
For the Year Ended December 31, 2002         $2       $9,575,365   $9,575,367     1.14%       4.22%     4.22%     $404,165
For the Quarter Ended December 31, 2002      $2      $10,400,894  $10,400,896     0.88%       3.56%     3.56%      $92,641
For the Quarter Ended September 30, 2002     $2      $10,661,228  $10,661,230     1.14%       4.10%     4.10%     $109,201
For the Quarter Ended June 30, 2002          $2       $9,629,332   $9,629,334     1.23%       4.55%     4.55%     $109,423
For the Quarter Ended March 31, 2002         $2       $7,610,006   $7,610,008     1.29%       4.88%     4.88%      $92,900

     The constant prepayment rate ("CPR") on our Mortgage-Backed Securities for the quarters ended March 31, 2003 and 2002 were 41% and 29%, respectively. CPR is an assumed rate of prepayment for our Mortgage-Backed Securities, expressed as an annual rate of prepayment relative to the outstanding principal balance of our Mortgage-Backed Securities. CPR does not purport to be either a historical description of the prepayment experience of our Mortgage-Backed Securities or a prediction of the anticipated rate of prepayment of our Mortgage-Backed Securities.

     Principal prepayments had a negative effect on our earning asset yield for the quarters ended March 31, 2003 and 2002 because we adjust our rates of premium amortization and discount accretion monthly based upon the effective yield method, which takes into consideration changes in prepayment speeds.

     Interest Expense and the Cost of Funds

     We anticipate that our largest expense will be the cost of borrowed funds. We had average borrowed funds of $10.5 billion and total interest expense of $44.0 million for the quarter ended March 31, 2003. We had average borrowed funds of $7.2 billion and total interest expense of $40.0 million for the quarter ended March 31, 2002. Our average cost of funds was 1.68% for the quarter ended March 31, 2003 and 2.23% for the quarter ended March 31, 2002. The cost of funds rate decreased 0.55% and the average borrowed funds increased by $3.3 billion for the quarter ended March 31, 2003 when compared to the quarter ended March 31, 2002. Interest expense for the quarter increased 10% due to the large increase in the average repurchase balance, even though the cost of funds rate decreased.

     With our current asset/liability management strategy, changes in our cost of funds are expected to be closely correlated with changes in short-term LIBOR, although we have choosen to extend the maturity of our liabilities. Our average cost of funds was 0.34% above average one-month LIBOR and 0.35% above average six-month LIBOR for the quarter ended March 31, 2003. Our average cost of funds was 0.38% above average one-month LIBOR and 0.17% above average six-month LIBOR for the quarter ended March 31, 2002.

     The table below shows our average borrowed funds and average cost of funds as compared to average one-month and average six-month LIBOR for the quarter ended March 31, 2003, the year ended December 31, 2002 and the four quarters in 2002.

                             Average Cost of Funds
                             ---------------------
                 (ratios for the quarters have been annualized)
                 ----------------------------------------------

                                                                                Average One- Average Cost
                                                                                 Month LIBOR   of Funds    Average Cost of
                            Average               Average   Average    Average   Relative to  Relative to  Funds Relative to
                            Borrowed   Interest    Cost of  One-Month  Six-Month Average Six- Average One-   Average Six-
                              Funds      Expense    Funds     LIBOR      LIBOR   Month LIBOR  Month LIBOR    Month LIBOR
                          --------------------------------------------------------------------------------------------------
                                                   (dollars in thousands)
For the Quarter Ended
  March 31, 2003          $10,463,252     $44,048     1.68%      1.34%     1.33%         .01%        0.34%             0.35%
----------------------------------------------------------------------------------------------------------------------------
For the Year Ended
  December 31, 2002        $9,128,933    $191,758     2.10%      1.77%     1.88%      (0.11%)        0.33%             0.22%
For the Quarter Ended
   December 31, 2002      $10,097,676     $49,874     1.98%      1.57%     1.55%        0.02%        0.41%             0.43%
For the Quarter Ended
   September 30, 2002     $10,122,840     $54,012     2.13%      1.82%     1.82%           -         0.31%             0.31%
For the Quarter Ended
  June 30, 2002            $9,102,992     $47,860     2.10%      1.85%     2.11%      (0.26%)        0.25%           (0.01%)
For the Quarter Ended
  March 31, 2002           $7,192,222     $40,012     2.23%      1.85%     2.06%      (0.21%)        0.38%             0.17%


     Net Interest Income

     Our net interest income, which equals interest income less interest expense, totaled $43.5 million for the quarter ended March 31, 2003 and $52.9 million for the quarter ended March 31, 2002. Our net interest income decreased because of the decline in the interest rate spread. Our net interest spread, which equals the yield on our average assets for the period less the average cost of funds for the period, was 1.55% for the quarter ended March 31, 2003 as compared to 2.65% for the quarter ended March 31, 2002. This 110 basis point increase in spread income is reflected in the decline in net interest income.

     The table below shows our interest income by earning asset type, average earning assets by type, total interest income, interest expense, average repurchase agreements, average cost of funds, and net interest income for the quarter ended March 31, 2003, the year ended December 31, 2002, and the four quarters in 2002.


                                          Net Interest Income
                                          -------------------
                           (ratios for the quarters have been annualized)
                           ----------------------------------------------

                                                                       Yield on
                           Average    Interest                         Average     Average
                         Investment   Income on   Average     Total    Interest   Balance of            Average    Net
                          Securities  Investment    Cash    Interest   Earning    Repurchase  Interest  Cost of Interest
                            Held     Securities Equivalents  Income    Assets     Agreements   Expense   Funds   Income
                        -------------------------------------------------------------------------------------------------
                                                             (dollars in thousands)
For the Quarter Ended
   March 31, 2003        $10,837,147    $87,500      -       $87,500    3.23%    $10,463,251   $44,048   1.68%   $43,452
-------------------------------------------------------------------------------------------------------------------------
For the Year Ended
  December 31, 2002       $9,575,365   $404,165     $2      $404,165    4.22%     $9,128,933  $191,758   2.10%  $212,407
For the Quarter Ended
   December 31, 2002     $10,400,894    $92,641     $2       $92,641    3.56%    $10,097,676   $49,874  1.98%    $42,767
For the Quarter Ended
   September 30, 2002    $10,661,228   $109,201     $2      $109,201    4.10%    $10,122,840   $54,012   2.13%   $55,189
For the Quarter Ended
  June 30, 2002           $9,629,332   $109,423     $2      $109,423    4.55%     $9,102,992   $47,860   2.10%   $61,563
For the Quarter Ended
  March 31, 2002          $7,610,006    $92,900     $2       $92,900    4.88%     $7,192,222   $40,012   2.23%   $52,888

     Gains and Losses on Sales of Mortgage-Backed Securities

     For the quarter ended March 31, 2003, we sold Mortgage-Backed Securities with an aggregate historical amortized cost of $744.4 million for an aggregate gain of $11.0 million. For the quarter ended March 31, 2002, we sold Mortgage-Backed Securities with an aggregate historical amortized cost of $390.1 million for an aggregate gain of $3.4 million. The difference between the sale price and the historical amortized cost of our Mortgage-Backed Securities is a realized gain and increases income accordingly. We do not expect to sell assets on a frequent basis, but may from time to time sell existing assets to move into new assets, which our management believes might have higher risk-adjusted returns, or to manage our balance sheet as part of our asset/liability management strategy.

     Credit Losses

     We have not experienced credit losses on our Mortgage-Backed Securities to date. We have limited our exposure to credit losses on our Mortgage-Backed Securities by purchasing only securities issued or guaranteed by FNMA, FHLMC, GNMA and FHLB which, although not rated, carry an implied "AAA" rating.

     General and Administrative Expense

     General and administrative ("G&A") expenses were $3.7 million for the quarter ended March 31, 2003 and $3.3 for the quarter ended March 31, 2002. G&A expenses as a percentage of average assets was 0.12% and 0.14% on an annualized basis for the quarters ended March 31, 2003 and 2002, respectively. G&A expenses as a percentage of average equity was 1.37% and 1.55% on an annualized basis for the quarters ended March 31, 2003 and 2002, respectively. Increases in salaries were the primary reason for the overall increase in G&A. We are internally managed and continues to be a low cost provider. Even though G&A expenses increased by $400,000 for the quarter ended March 31, 2003, when compared to the quarter ended March 31, 2002, G&A as a percentage of average equity was 0.18% less than the first quarter of 2002.


                                G&A Expenses and Operating Expense Ratios
                                -----------------------------------------

                                                                      Total G&A               Total G&A
                                                 Total G&A      Expenses/Average Assets    Expenses/Average
                                                   Expenses           (annualized)        Equity (annualized)
                                              -----------------------------------------------------------------
                                                                   (dollars in  thousands)
For the Quarter Ended March 31, 2003               $3,697                0.12%                   1.37%
---------------------------------------------------------------------------------------------------------------
For the Year Ended December 31, 2002              $13,963                0.13%                   1.43%
For the Quarter Ended December 31, 2002            $3,904                0.13%                   1.44%
For the Quarter Ended September 30, 2002           $3,268                0.12%                   1.22%
For the Quarter Ended June 30, 2002                $3,536                0.13%                   1.37%
For the Quarter Ended March 31, 2002               $3,255                0.14%                   1.55%

     Net Income and Return on Average Equity

     Our net income was $50.8 million for the quarter ended March 31, 2003 and $53.0 million for the quarter ended March 31, 2002. Our return on average equity was 18.83% for the quarter ended March 31, 2003 and 25.3% for the quarter ended March 31, 2002. The decline in net income was the result of a declining interest rate spread, which was only partially offset by an increase in gains on the sale of mortgage backed securities. The table below shows our net interest income, gain on sale of Mortgage-Backed Securities and G&A expenses each as a percentage of average equity, and the return on average equity for the quarters ended March 31, 2003, the year ended December 31, 2002, and for the four quarters in 2002.

                            Components of Return on Average Equity
                            --------------------------------------
                           (Ratios for all Quarters are annualized)
                           ----------------------------------------

                                                                     Gain on Sale of
                                                                     Mortgage-Backed            G&A          Return on
                                               Net Interest         Securities/Average    Expenses/Average    Average
                                            Income/Average Equity         Equity                Equity         Equity
                                           -----------------------------------------------------------------------------
For the Quarter Ended March 31, 2003               16.11%                 4.09%                 1.37%          18.83%
------------------------------------------------------------------------------------------------------------------------
For the Year Ended December 31, 2002               21.72%                 2.15%                 1.43%          22.44%
For the Quarter Ended December 31, 2002            15.80%                 4.27%                 1.44%          18.63%
For the Quarter Ended September 30, 2002           20.68%                 1.78%                 1.22%          21.24%
For the Quarter Ended June 30, 2002                23.93%                 0.52%                 1.37%          23.08%
For the Quarter Ended March 31, 2002               25.24%                 1.63%                 1.55%          25.32%

Financial Condition

     Investment Securities

     All of our Mortgage-Backed Securities at March 31, 2003 were adjustable-rate or fixed-rate Mortgage-Backed Securities backed by single-family mortgage loans. All of the mortgage assets underlying these Mortgage-Backed Securities were secured with a first lien position on the underlying single-family properties. All our Mortgage-Backed Securities were FHLMC, FNMA or GNMA mortgage pass-through certificates or collateralized mortgage obligations ("CMOs"), which carry an actual or implied "AAA" rating. We mark-to-market all of our Mortgage Backed Securities at liquidation value.

     All of our Federal Home Loan Bank Debentures are adjustable rate in nature, which carry an implied "AAA" rating. We mark-to-market all of our Federal Home Loan Bank Debentures at liquidation value.

     We accrete discount balances as an increase in interest income over the life of discount Mortgage-Backed Securities and we amortize premium balances as a decrease in interest income over the life of premium Mortgage-Backed Securities. At March 31, 2003 and 2002, we had on our balance sheet a total of $469,000 and $1.9 million respectively, of unamortized discount (which is the difference between the remaining principal value and current historical amortized cost of our Mortgage-Backed Securities acquired at a price below principal value) and a total of $289.8 million and $194.9 million, respectively, of unamortized premium (which is the difference between the remaining principal value and the current historical amortized cost of our Mortgage-Backed Securities acquired at a price above principal value).

     We received mortgage principal repayments of $1.9 billion for the quarter ended March 31, 2003 and $1.1 billion for the quarter ended March 31, 2002. Given our current portfolio composition, if mortgage principal prepayment rates were to increase over the life of our Mortgage-Backed Securities, all other factors being equal, our net interest income would decrease during the life of these Mortgage-Backed Securities as we would be required to amortize our net premium balance into income over a shorter time period. Similarly, if mortgage principal prepayment rates were to decrease over the life of our Mortgage-Backed Securities, all other factors being equal, our net interest income would increase during the life of these Mortgage-Backed Securities, as we would amortize our net premium balance over a longer time period.

     The table below summarizes our Investment Securities at March 31, 2003, December 31, 2002, September 30, 2002, June 30, 2002, and March 31, 2002.

                                             Investment Securities
                                             ---------------------

                                                                     Amortized                   Estimated Fair  Weighted
                                              Net     Amortized    Cost/Principal Estimated Fair Value/Principal  Average
                           Principal Value   Premium      Cost          Value          Value          Value        Yield
                          ------------------------------------------------------------------------------------------------
                                                          (dollars in thousands)
At March 31, 2003           $11,957,710     $289,360  $12,247,070     102.42%       $12,318,070      103.01%       2.83%
--------------------------------------------------------------------------------------------------------------------------
At December 31, 2002        $11,202,384     $273,963  $11,476,347     102.45%       $11,551,857      103.12%       3.25%
At September 30, 2002       $11,170,379     $244,777  $11,415,156     102.19%       $11,489,538      102.86%       3.67%
At June 30, 2002            $10,833,374     $224,114  $11,057,488     102.07%       $11,124,771      102.69%       3.90%
At March 31, 2002            $9,982,678     $193,048  $10,175,726     101.93%       $10,206,228      102.24%       4.31%

     The tables below set forth certain characteristics of our Mortgage-Backed Securities. The index level for adjustable-rate Mortgage-Backed Securities is the weighted average rate of the various short-term interest rate indices, which determine the coupon rate.

                                 Adjustable-Rate Investment Security Characteristics
                                 ---------------------------------------------------

                                       Weighted   Weighted  Weighted     Weighted                 Weighted  Principal Value at
                                        Average    Average   Average   Average Term    Weighted    Average   Period End as % of
                                        Coupon      Index      Net        to Next       Average     Asset    Total Investment
                      Principal Value     Rate      Level     Margin     Adjustment   Lifetime Cap  Yield        Securities
                      ---------------------------------------------------------------------------------------------------------
                                                               (dollars in thousands)
At March 31, 2003       $7,716,248       3.93%      2.31%     1.62%      13 months      10.04%      2.20%         64.53%
-------------------------------------------------------------------------------------------------------------------------------
At December 31, 2002    $7,007,062       4.10%      2.51%     1.59%      11 months      10.37%      2.33%         62.55%
At September 30, 2002   $7,583,147       4.37%      2.80%     1.57%      10 months      10.36%      2.90%         67.89%
At June 30, 2001        $7,939,126       4.57%      2.96%     1.61%      12 months      10.46%      3.17%         73.28%
At March 31, 2001       $7,248,832       4.94%      3.25%     1.69%      16 months      10.73%      3.52%         72.61%


                     Fixed-Rate Investment Security Characteristics
                     ----------------------------------------------

                                                                   Principal Value at
                                         Weighted      Weighted     Period End as % of
                                       Average Coupon Average Asset Total Investment
                      Principal Value       Rate          Yield         Securities
                      ----------------------------------------------------------------
                                           (dollars in thousands)
At March 31, 2003       $4,241,462         6.53%         3.98%           35.47%
--------------------------------------------------------------------------------------
At December 31, 2002    $4,195,322         6.76%         4.78%           37.45%
At September 30, 2002   $3,587,232         6.95%         5.29%           32.11%
At June 30, 2002        $2,894,248         7.09%         5.91%           26.72%
At March 31, 2002       $2,733,846         7.01%         6.40%           27.39%

     At March 31, 2003 we held Investment Securities with coupons linked to the one-month, six month, and twelve month LIBOR, six month average auction, 12-month cumulative average, six-month CD rate, one-year, two-year, three-year, and five-year Treasury indices, and a step-up FHLB Debenture.

                              Adjustable-Rate Mortgage-Backed Securities by Index
                              ---------------------------------------------------
                                                 March 31, 2003
                                                 --------------

                        One-              Twelve-  Six-Month 12-Month           1-Year   2-Year   3-Year   5-Year
                       Month  Six-Month    Month    Auction   Moving  Six-Month Treasury Treasury Treasury Treasury  FHLB
                        LIBOR    LIBOR     LIBOR     Average  Average  CD Rate   Index    Index    Index    Index   Debenture
                      -------------------------------------------------------------------------------------------------------
Weighted Average
  Term to Next
  Adjustment            1mo.    20 mo.    32 mo.     5 mo.     1 mo.    2 mo.   21 mo.    7 mo.   19 mo.   29 mo.    43 mo.
Weighted Average
  Annual Period Cap     None     2.00%     2.00%      1.00%    None     1.00%    1.88%    2.00%    2.00%    2.00%     3.65%
Weighted Average
  Lifetime Cap at
  March 31, 2003       8.96%    11.48%     10.57%    12.99%    10.75%  11.57%    11.45%   11.92%  12.88%   12.59%     7.25%
Mortgage Principal
  Value as Percentage
  of Mortgage- Backed
  Securities at
  March 31, 2003       28.27%    0.26%     3.74%      0.02%    0.82%    0.12%   27.90%    0.02%    0.76%    0.33%     2.30%

     At December 31, 2002 we held Investment Securities with coupons linked to the one-month and six month, LIBOR, six month average auction, 12-month cumulative average, six-month CD rate, and one-year, two-year, three-year, and five-year Treasury indices.


                                    Adjustable-Rate Mortgage-Backed Securities by Index
                                    ---------------------------------------------------
                                                     December 31, 2002
                                                     -----------------


                                                            Six-Month 12-Month            1-Year    2-Year    3-Year    5-Year
                                                             Auction   Moving   Six-Month Treasury  Treasury Treasury   Treasury
                            One-Month LIBOR Six-Month LIBOR  Average   Average   CD Rate    Index    Index     Index     Index
                            ----------------------------------------------------------------------------------------------------
Weighted Average Term to
   Next Adjustment               1 mo.          41 mo.        2 mo.     1 mo.     2 mo.    22 mo.   10 mo.    20 mo.    31 mo.
Weighted Average Annual
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

     Borrowings

     To date, our debt has consisted entirely of borrowings collateralized by a pledge of our Mortgage-Backed Securities. These borrowings appear on our balance sheet as repurchase agreements. At March 31, 2003, we had established uncommitted borrowing facilities in this market with twenty-three lenders in amounts, which we believe, are in excess of our needs. All of our Mortgage-Backed Securities are currently accepted as collateral for these borrowings. However, we limit our borrowings, and thus our potential asset growth, in order to maintain unused borrowing capacity and thus increase the liquidity and strength of our balance sheet.

     For the quarter ended March 31, 2003, the term to maturity of our borrowings ranged from one day to three years, with a weighted average original term to maturity of 197 days. For the quarter ended March 31, 2002, the term to maturity of our borrowings ranged from one day to three years, with a weighted average original term to maturity of 187 days. At March 31, 2003, the weighted average cost of funds for all of our borrowings was 1.67% and the weighted average term to next rate adjustment was 111 days. At March 31, 2002, the weighted average cost of funds for all of our borrowings was 5.22% and the weighted average term to next rate adjustment was 26 days.

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

     Stockholders' Equity

     We use "available-for-sale" treatment for our Investment Securities; we carry these assets on our balance sheet at estimated market value rather than historical amortized cost. Based upon this "available-for-sale" treatment, our equity base at March 31, 2003 was $1.1 billion or $12.72 per share. If we had used historical amortized cost accounting, our equity base at March 31, 2003 would have been $1.0 million, or $11.88 per share. Our equity base at March 31, 2002 was $1.0 billion, or $12.17 per share. If we had used historical amortized cost accounting, our equity base at March 31, 2002 would have been $978.2 million, or $11.80 per share. During the quarter ended March 31, 2003, we raised $1.2 million through the exercise of stock options and the dividend reinvestment and share purchase plan. During the quarter ended March 31, 2002, we raised additional capital in the amount of $347.3 million in a secondary offering.

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

     The table below shows unrealized gains and losses on the Investment Securities in our portfolio.

                                 Unrealized Gains and Losses
                                 ---------------------------
                                    (dollars in thousands)

                                                  At           At            At           At           At
                                              March 31,   December 31,  September 30,   June 30,    March 31,
                                                2003          2002          2002         2002         2002
                                           ------------------------------------------------------------------
Unrealized Gain                                $98,768       $90,507       $93,254      $75,832      $46,894
Unrealized Loss                                (27,768)      (14,997)      (18,872)      (8,549)     (16,392)
                                           ------------------------------------------------------------------
Net Unrealized Gain                            $71,000       $75,510       $74,382      $67,283      $30,502
                                           ==================================================================

Net Unrealized Gain as Percentage of Investment
   Securities Principal Value                     0.59%         0.67%         0.67%        0.62%        0.31%
Net Unrealized Gain as Percentage of Investment
   Securities Amortized Cost                      0.59%         0.67%         0.65%        0.61%        0.30%

     Unrealized changes in the estimated net market value of Investment Securities have one direct effect on our potential earnings and dividends: positive mark-to-market changes increase our equity base and allow us to increase our borrowing capacity while negative changes decrease our equity base and tend to limit borrowing capacity under our capital investment policy. A very large negative change in the net market value of our Investment Securities might impair our liquidity position, requiring us to sell assets with the likely result of realized losses upon sale. "Unrealized Net Gains on Available for Sale Securities" was $71.0 million, or 0.59% of the amortized cost of our Investment Securities at March 31, 2003. "Unrealized Net Gains on Available for Sale Securities" was $75.5 million or 0.67% of the amortized cost of our Investment Securities at December 31, 2002.

     The table below shows our equity capital base as reported and on a historical amortized cost basis at March 31, 2003, December 31, 2002, September 30, 2002, June 30, 2002 and March 31, 2002. Issuances of common stock, the level of earnings as compared to dividends declared, and other factors influence our historical cost equity capital base. The reported equity capital base is influenced by these factors plus changes in the "Unrealized Net Losses on Assets Available for Sale" account.

                              Stockholders' Equity
                              --------------------

                            Historical     Net Unrealized Gains  Reported       Historical    Reported Equity
                          Amortized Cost    (Losses) on Assets  Equity Base   Amortized Cost   (Book Value) Per
                            Equity Base     Available for Sale  (Book Value)  Equity Per Share      Share
                        ---------------------------------------------------------------------------------------
                                             (dollars in thousands, except per share data)

At March 31, 2003           $1,005,712           $71,000        $1,076,712        $11.88           $12.72
---------------------------------------------------------------------------------------------------------------
At December 31, 2002        $1,004,555           $75,511        $1,080,066        $11.88           $12.77
At September 30, 2002       $1,010,623           $74,382        $1,085,005        $11.96           $12.84
At June 30, 2002             $982,348            $67,283        $1,049,631        $11.84           $12.65
At March 31, 2002            $978,186            $30,502        $1,008,688        $11.80           $12.17

     Leverage

     Our debt-to-reported equity ratio at March 31, 2003 and March 31, 2002 was 9.5:1 and 8.3:1, respectively. We generally expect to maintain a ratio of debt-to-equity of between 8:1 and 12:1, although the ratio may vary from this range from time to time based upon various factors, including our management's opinion of the level of risk of our assets and liabilities, our liquidity position, our level of unused borrowing capacity and over-collateralization levels required by lenders when we pledge assets to secure borrowings.

     Our target debt-to-reported equity ratio is determined under our capital investment policy. Should our actual debt-to-equity ratio increase above the target level due to asset acquisition or market value fluctuations in assets, we will cease to acquire new assets. Our management will, at that time, present a plan to our Board of Directors to bring us back to our target debt-to-equity ratio; in many circumstances, this would be accomplished in time by the monthly reduction of the balance of our Mortgage-Backed Securities through principal repayments.

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

     Other Matters

     We calculate that our qualified REIT assets, as defined in the Internal Revenue Code, are 100% of our total assets at March 31, 2003 and 2002, as compared to the Internal Revenue Code requirement that at least 75% of our total assets be qualified REIT assets. We also calculate that 100% of our revenue qualifies for the 75% source of income test, and 100% of our revenue qualifies for the 95% source of income test, under the REIT rules for the quarters ended March 31, 2003 and 2002. We also met all REIT requirements regarding the ownership of our common stock and the distribution of our net income. Therefore, as of March 31, 2003 and 2002, we believe that we qualified as a REIT under the Internal Revenue Code.

     We at all times intend to conduct our business so as not to become regulated as an investment company under the Investment Company Act. If we were to become regulated as an investment company, then our use of leverage would be substantially reduced. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" (qualifying interests). Under current interpretation of the staff of the SEC, in order to qualify for this exemption, we must maintain at least 55% of our assets directly in qualifying interests. In addition, unless certain mortgage securitites represent all the certificates issued with respect to an underlying pool of mortgages, the Mortgage-Backed Securities may be treated as securities separate from the underlying mortgage loans and, thus, may not be considered qualifying interests for purposes of the 55% requirement. We calculate that as of March 31, 2003 and 2002 we were in compliance with this requirement.

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

     Our profitability and the value of our portfolio may be adversely affected during any period as a result of changing interest rates. The following table quantifies the potential changes in net interest income and portfolio value should interest rates go up or down 25, 50, and 100 basis points, assuming the yield curves of the rate shocks will be parallel to each other and the current yield curve. All changes in income and value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at March 31, 2003 and various estimates regarding prepayment and all activities are made at each level of rate shock. Actual results could differ significantly from these estimates.


                               Projected Percentage Change in  Projected Percentage Change in
    Change in Interest Rate          Net Interest Income               Portfolio Value
---------------------------------------------------------------------------------------------

-100 Basis Points                            -7%                             1%
-50 Basis Points                             -3%                             1%
-25 Basis Points                             -1%                             -
Base Interest Rate
+25 Basis Points                             4%                             (1%)
+50 Basis Points                             3%                             (1%)
+100 Basis Points                            2%                             (2%)

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

     The following table sets forth the estimated maturity or repricing of our interest-earning assets and interest-bearing liabilities at March 31, 2003. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except adjustable-rate loans, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature. Mortgage-Backed Securities reflect estimated prepayments that were estimated based on analyses of broker estimates, the results of a prepayment model that we utilized and empirical data. Our management believes that these assumptions approximate actual experience and considers them reasonable; however, the interest rate sensitivity of our assets and liabilities in the table could vary substantially if different assumptions were used or actual experience differs from the historical experience on which the assumptions are based.


                                                                More than 1
                                    Within 3                      Year to 3    3 Years and
                                      Months      4-12 Months       Years           Over          Total
                                  --------------------------------------------------------------------------
                                                            (dollars in thousands)
Rate Sensitive Assets:
  Investment Securities              $3,660,612       $950,270     $2,468,640     $4,878,188    $11,957,710

Rate Sensitive Liabilities:
  Repurchase Agreements               8,615,485        112,700      1,463,864              -     10,192,049
                                  --------------------------------------------------------------------------

Interest rate sensitivity gap       ($4,954,873)      $837,570     $1,004,776     $4,878,188     $1,765,661
                                  ==========================================================================

Cumulative rate sensitivity gap     ($4,954,873)   ($4,117,303)   ($3,112,527)    $1,765,661
                                  ==========================================================================

Cumulative interest rate
 sensitivity gap as a percentage
 of total rate-sensitive assets            (41%)          (34%)          (26%)            15%

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

ITEM 4.  CONTROLS AND PROCEDURES

     As of March 31, 2003, an evaluation was performed under the supervision and with the participation of our management, including the Chairman of the board of directors, Chief Executive Officer and President and the Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chairman of the board of directors, Chief Executive Officer and President and the Chief Financial Officer and Treasurer, concluded that our disclosure controls and procedures were effective as of March 31, 2003. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2003.

PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit Index

Exhibit Number             Exhibit Description

99.1 Certification of Chief Executive Officer regarding Periodic Report containing Financial Statements.

99.2 Certification of Chief Financial Officer regarding Periodic Report containing Financial Statements.

(b)  Reports of Form 8-K

We filed the following current reports on Form 8-K subsequent to the first quarter 2003:

     We filed a Form 8-K on April 29, 2003 for our press release dated April 25, 2003

     We filed a Form 8-K on April 1, 2003 with respect to our entering into a Underwriting Agreement with UBS Warburg LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and U.S. Bancorp Piper Jaffray Inc. as representatives of the several underwriters (collectively, the "Underwriters"), relating to the sale of 8,200,000 shares of common stock, par value $0.01 per share (the "Common Stock"), and the granting of an over-allotment option for an additional 1,100,700 shares of Common Stock to the Underwriters to fulfill over-allotments.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               ANNALY MORTGAGE MANAGEMENT, INC.

Dated: May 13, 2003  By:/s/  Michael A.J. Farrell
                        ---------------------------
                               Michael A.J. Farrell
                               (Chairman of the Board, Chief Executive Officer, President and authorized officer of registrant)

Dated: May 13, 2003  By:/s/  Kathryn F. Fagan
                        ---------------------------
                               Kathryn F. Fagan
                               (Chief Financial Officer and Treasurer
                               principal financial and chief accounting officer)

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


Date: May 13, 2003
                        /s/ Michael A.J. Farrell
                        ------------------------
                        Michael A.J. Farrell
                        Chairman of the Board of Directors, Chief Executive Officer, President and principal executive officer

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


Date: May 13, 2003
                                /s/ Kathryn F. Fagan
                                --------------------
                                Kathryn F. Fagan
                                Chief Financial Officer, Treasurer and Principal Financial Officer