Form 10-Q
period 2003-06-30
ANNALY MORTGAGE MANAGEMENT INC
filed 2003-08-13
CIK 1043219

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2003

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

                                  Yes X  No
                                     ---    ---

     Indicate by check mark whether the Registrant is an accelerated filer ( as defined in Rule 12b-2 of the Exchange Act):

                                  Yes X  No
                                     ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the last practicable date:

         Class                                Outstanding at August 13, 2003
Common Stock, $.01 par value                             94,061,723

                        Annaly Mortgage Management, Inc.


                                    FORM 10-Q


                                      INDEX


Part I.     FINANCIAL INFORMATION

Item 1.     Financial Statements:

   Statements of Financial Condition- June 30, 2003 (Unaudited) and December 31, 2002               1

   Statements of Operations (Unaudited) for the quarters and six months ended June 30, 2003
        and 2002                                                                                    2

   Statements of Stockholders' Equity (Unaudited) for the six months ended June 30, 2003            3

   Statements of Cash Flows (Unaudited) for the quarters and six months ended June 30, 2003
          and 2002                                                                                  4

     Notes to Financial Statements (Unaudited)                                                   5-13

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations   14-24

Item 3. Quantitative and Qualitative Disclosures about Market Risk                                 25

Item 4. Controls and Procedures                                                                    26

PART II.     OTHER INFORMATION

Item 5.     Submission of Matters to a Vote of Security Holders                                    27

Item 6.     Exhibits and Reports on Form 8-K                                                       27

SIGNATURES                                                                                         29

CERTIFICATIONS                                                                                  30-33

PART 1.
ITEM 1.      FINANCIAL STATEMENTS


                                   ANNALY MORTGAGE MANAGEMENT, INC.
                                  STATEMENTS OF FINANCIAL CONDITION
                           (dollars in thousands, except per share amounts)

                                                                  JUNE 30, 2003                  DECEMBER 31,
                                                                   (UNAUDITED)                       2002
                                                              -----------------------       ------------------------

                                 ASSETS

Cash and cash equivalents                                                   $    304                       $    726
Mortgage-Backed Securities, at fair value                                 12,887,495                     11,551,857
Agency Debentures, at fair value                                           1,375,980                              -
Receivable for Mortgage-Backed Securities sold                               387,218                         55,954
Accrued interest receivable                                                   58,026                         49,707
Other assets                                                                   1,104                            840
                                                              -----------------------       ------------------------
Total assets                                                             $14,710,127                    $11,659,084
                                                              =======================       ========================

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Repurchase agreements                                                 $ 12,162,333                    $10,163,174
  Payable for investment securities purchased                              1,306,238                        338,691
  Accrued interest payable                                                    16,788                         14,935
  Dividends payable                                                           56,420                         57,499
  Other liabilities                                                            4,708                          2,812
  Accounts payable                                                             2,202                          1,907
                                                              -----------------------       ------------------------
Total liabilities                                                         13,548,689                     10,579,018
                                                              -----------------------       ------------------------

Commitments

Stockholders' Equity:
  Common stock: par value $.01 per share; 500,000,000
    Authorized, 94,030,753 and 84,569,206 shares issued
    and outstanding, respectively                                                940                            846
  Additional paid-in capital                                               1,157,092                      1,003,200
  Accumulated other comprehensive income                                       1,190                         75,511
  Retained earnings                                                            2,216                            509
                                                              -----------------------       ------------------------
Total stockholders' equity                                                 1,161,438                      1,080,066
                                                              -----------------------       ------------------------

Total liabilities and stockholders' equity                               $14,710,127                    $11,659,084
                                                              =======================       ========================

See notes to financial statements.

PART 1.
ITEM 1.     FINANCIAL STATEMENTS

                        ANNALY MORTGAGE MANAGEMENT, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                (dollars in thousands, except per share amounts)

                                                         For the            For the         For the Six        For the Six
                                                      Quarter Ended     Quarter Ended      Months Ended       Months Ended
                                                      June 30, 2003      June 30, 2002     June 30, 2003      June 30, 2002
                                                     ----------------  -----------------  ----------------   -----------------

     INTEREST INCOME                                         $93,892           $109,423          $181,392            $202,322

     INTEREST EXPENSE                                         51,770             47,860            95,818              87,872
                                                     ----------------  -----------------  ----------------   -----------------

     NET INTEREST INCOME                                      42,122             61,563            85,574             114,450

     GAIN ON SALE OF MORTGAGE-BACKED SECURITIES
                                                              20,231              1,342            31,252               4,753

     GENERAL AND ADMINISTRATIVE
     EXPENSES                                                  4,201              3,536             7,898               6,791
                                                     ----------------  -----------------  ----------------   -----------------

     NET INCOME                                               58,152             59,369           108,928             112,412
                                                     ----------------  -----------------  ----------------   -----------------

     OTHER COMPREHENSIVE INCOME (LOSS):
       Unrealized gain (loss) on available-
         for-sale securities                                (49,579)             38,123          (43,069)              33,866
       Less:  reclassification adjustment
        for net gains included in net income                (20,231)            (1,342)          (31,252)             (4,753)
                                                     ----------------- -----------------  ----------------   ----------------
       Other comprehensive income (loss)                    (69,810)             36,781          (74,321)              29,113
                                                     ----------------  -----------------  ----------------   -----------------

     COMPREHENSIVE INCOME (LOSS)                           $(11,658)            $96,150           $34,607            $141,526
                                                     ================  =================  ================   =================

     NET INCOME PER SHARE:
       Basic                                                   $0.62              $0.72             $1.22               $1.41
                                                     ================  =================  ================   =================

       Diluted                                                 $0.62              $0.71             $1.22               $1.40
                                                     ================  =================  ================   =================

     WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
       Basic                                              93,384,128         82,910,206        89,019,821          79,954,529
                                                     ================  =================  ================   =================

       Diluted                                            93,588,024         83,186,865        89,231,272          80,245,372
                                                     ================  =================  ================   =================

     See notes to financial statements.

PART I
ITEM 1.     FINANCIAL STATEMENTS

                                          ANNALY MORTGAGE MANAGEMENT, INC.
                                         STATEMENT OF STOCKHOLDERS' EQUITY
                                     FOR THE SIX MONTHS ENDED JUNE 30, 2003
                                                    (UNAUDITED)
                                (dollars in thousands, except per share amounts)


                                                                                                  Accumulated
                                            Common       Additional                                  Other
                                            Stock         Paid-In    Comprehensive    Retained   Comprehensive
                                          Par Value       Capital        Income       Earnings       Income           Total
                                          ------------ ------------- -------------   ----------  --------------- ------------

BALANCE, DECEMBER 31, 2002                     $846      $1,003,200                       $509        $75,511      $1,080,066

  Net income                                                              $50,775       50,775
  Other comprehensive income:
    Unrealized net gain on securities,
      net of reclassification adjustment                                  (4,511)                     (4,511)
                                                                     -------------
  Comprehensive income                                                    $46,264                                      46,264
                                                                     =============
  Exercise of stock options                  -                  215                                                       215
  Proceeds from direct purchase and
    dividend reinvestment                    -                  955                                                       955
  Dividends declared for the quarter
    ended March 31, 2003, $0.60 per share                                              (50,788)                       (50,788)

                                          ----------   -------------                 ----------  -------------  --------------
BALANCE, MARCH 31, 2003                        $846      $1,004,370                       $496        $71,000      $1,076,712
  Net income                                                              $58,152       58,152
  Other comprehensive income:
    Unrealized net loss on securities,
      net of reclassification adjustment                                 (69,810)                    (69,810)
                                                                     -------------
  Comprehensive income                                                  $(11,658)                                    (11,658)
                                                                     =============
  Exercise of stock options                       -             154                                                       154
  Proceeds from direct purchase and               1           1,346                                                     1,347
    dividend reinvestment
  Proceeds from secondary offering               93         151,222                                                   151,315
  Dividends declared for the quarter
    ended June 30, 2003,
    $0.60 per share                                                                   (56,432)                       (56,432)

                                          ----------   -------------                 ----------  -------------  --------------
BALANCE, JUNE 30, 2003                         $940      $1,157,092                     $2,216         $1,190      $1,161,438
                                          ==========   =============                 ==========  =============  ==============

See notes to financial statements.

PART I
ITEM 1.     FINANCIAL STATEMENTS

                        ANNALY MORTGAGE MANAGEMENT, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (dollars in thousands)
                                                               For the Quarter  For the Quarter  For the Six    For the Six
                                                                     Ended          Ended       Months Ended   Months Ended
                                                                 June 30, 2003  June 30, 2002   June 30, 2003  June 30, 2002
                                                               ---------------  -------------- --------------- ------------
Cash flows from operating activities:
  Net income                                                     $     58,152    $   59,369    $  108,928       $ 112,412
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Amortization of mortgage premiums and
         discounts, net                                                57,614        19,797       106,133          37,688
      Gain on sale of Mortgage-Backed Securities                      (20,231)       (1,343)      (31,252)         (4,753)
      Stock option expense                                                 58           101            60             163
      Market value adjustment on long-term
        repurchase agreement                                            1,993          (406)        2,097            (369)
      (Increase) decrease in accrued interest receivable               (7,939)          449        (8,319)         (4,049)

      (Increase) in other assets                                         (232)         (850)         (265)         (1,046)
      Increase (decrease) in accrued interest payable                     873          (746)        1,853           4,667
      Increase in accounts payable                                      1,169           763           295             851
                                                                  ------------  ------------  ------------    ------------
          Net cash provided by operating activities                    91,457        77,134       179,530         145,564
                                                                  ------------  ------------  ------------    ------------

Cash flows from investing activities:
    Purchase of Mortgage-Backed Securities                         (4,920,184)   (2,151,127)   (7,217,253)     (5,989,743)
    Purchase of agency debentures                                  (1,170,000)            -    (1,341,000)              -
    Proceeds from sale of Mortgage-Backed Securities                1,576,147       414,974     2,112,393         808,436
    Proceeds from callable agency debentures                          171,000             -       171,000               -
    Principal payments of Mortgage-Backed
      Securities                                                    2,178,798       864,902     4,050,322       1,957,893
                                                                  ------------  ------------  ------------    ------------
          Net cash used in investing activities                    (2,164,239)     (871,251)   (2,224,538)     (3,223,414)
                                                                  ------------  ------------  ------------    ------------

Cash flows from financing activities:
  Proceeds from repurchase agreements                              31,387,072    22,122,302    55,682,830      41,949,911
  Principal payments on repurchase agreements                     (29,416,888)  (21,276,899)  (53,683,870)    (39,132,937)
  Proceeds from exercise of stock options                                  94           265           309             485
  Proceeds from direct purchase and dividend reinvestment               1,349           831         2,302           1,390
  Net proceeds from secondary offerings                               151,315             -       151,315         347,337
  Dividends paid                                                      (50,801)      (52,223)     (108,300)        (88,119)
                                                                  ------------  ------------  ------------    ------------
          Net cash provided by financing activities                 2,072,141       794,276     2,044,586       3,078,067
                                                                  ------------  ------------  ------------    ------------

Net increase (decrease) in cash and cash equivalents                     (641)          159          (422)            217

Cash and cash equivalents, beginning of period                            945           487           726             429

                                                                 ------------- ------------- -------------   -------------
Cash and cash equivalents, end of period                         $        304  $        646  $        304    $        646
                                                                  ============  ============  ============   =============

Supplemental disclosure of cash flow information:
  Interest paid                                                  $     50,897  $     48,607  $     93,965    $     83,205
                                                                  ============  ============  ============   =============
Noncash financing activities:
  Net change in unrealized gain (loss) on available-
      for-sale securities net of reclassification
     adjustment                                                  $    (69,810) $     36,781  $    (74,321) $     29,113
                                                                  ============  ============  ============  ============
  Dividends declared, not yet paid                               $     56,420  $     56,404  $     56,420  $     56,404
                                                                  ============  ============  ============  ============

ANNALY MORTGAGE MANAGEMENT, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE QUARTERS ENDED JUNE 30, 2003 AND 2002
(UNAUDITED)
--------------------------------------------------------------------------------

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

         Mortgage-Backed Securities and Agency Debentures - The Company invests primarily in mortgage pass-through certificates, collateralized mortgage obligations and other mortgage-backed securities representing interests in or obligations backed by pools of mortgage loans (collectively, "Mortgage-Backed Securities"). The Company also invests in Federal Home Loan Bank ("FHLB"), Federal Home Loan Mortgage Corporation ("FHLMC"), and Federal National Mortgage Association ("FNMA") debentures. The Mortgage-Backed Securities and agency debentures are collectively referred to herein as "Investment Securities."

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

         Unrealized losses on Investment Securities that are considered other than temporary, as measured by the amount of decline in fair value attributable to factors other than temporary, are recognized in income and the cost basis of the Mortgage-Backed Securities is adjusted. There were no such adjustments for the quarters ended June 30, 2003 and 2002.

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

         Credit Risk - At June 30, 2003 and December 31, 2002, the Company has limited its exposure to credit losses on its portfolio of Investment Securities by only purchasing securities issued by Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA"), Government National Mortgage Association ("GNMA"), or Federal Home Loan Bank ("FHLB"). The payment of principal and interest on the FHLMC, FNMA, and FHLB Investment Securities are guaranteed by those respective agencies and the payment of principal and interest on the GNMA Mortgage-Backed Securities are backed by the full-faith-and-credit of the U.S. government. At June 30, 2003 and December 31, 2002 all of the Company's Investment Securities have an actual or implied "AAA" rating.

         Repurchase Agreements -The Company finances the acquisition of its Investment Securities through the use of repurchase agreements. Repurchase agreements are treated as collateralized financing transactions and are carried at their contractual amounts, including accrued interest, as specified in the respective agreements. Accrued interest is recorded as a separate line item.

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

         New Accounting Pronouncement - In December 2002, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosures, an Amendment of FASB Statement No. 123" (SFAS No. 148). This Statement provides alternative methods of transition for companies who voluntarily change to the fair value-based method of accounting for stock-based employee compensation in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). SFAS No. 148 does not permit the use of the original SFAS No. 123 prospective method of transition for changes to the fair value based method made in fiscal years beginning after December 15, 2003. The Statement also requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. This Statement is effective upon issuance.

2.    MORTGAGE-BACKED SECURITIES

       The following table pertains to the Company's Mortgage-Backed Securities classified as available-for-sale as of June 30, 2003, which are carried at their fair value:


                                     Federal Home         Federal National         Government          Total Mortgage-
                                     Loan Mortgage            Mortgage          National Mortgage          Backed
                                      Corporation            Association           Association            Securities
                                ---------------------- --------------------- ---------------------- --------------------
                                                                (dollars in thousands)
Mortgage-Backed
  Securities, gross                        $4,737,720            $7,464,489               $362,238          $12,564,447

Unamortized discount                             (21)               (1,046)                   (14)              (1,081)
Unamortized premium                           102,262               214,700                  6,957              323,919
                                ---------------------- --------------------- ---------------------- --------------------
Amortized cost                              4,839,961             7,678,143                369,181           12,887,285

Gross unrealized gains                         17,863                30,105                  1,687               49,655
Gross unrealized losses                      (25,017)              (23,938)                  (490)             (49,445)
                                ---------------------- --------------------- ---------------------- --------------------

Estimated fair value                       $4,832,807            $7,684,310               $370,378           12,887,495
                                ====================== ===================== ====================== ====================

                                                         Gross Unrealized       Gross Unrealized        Estimated Fair
                                    Amortized Cost              Gain                   Loss                  Value
                                ---------------------- --------------------- ---------------------- --------------------
Adjustable rate                             7,848,276                31,674               (28,510)            7,851,440

Fixed rate                                  5,039,009                17,981               (20,935)            5,036,055
                                ---------------------- --------------------- ---------------------- --------------------

Total                                      12,887,285                49,655               (49,445)           12,887,495
                                ====================== ===================== ====================== ====================

         The following table pertains to the Company's Mortgage-Backed Securities classified as available-for-sale as of December 31, 2002, which are carried at their fair value:


                                       Federal Home       Federal National          Government              Total
                                      Loan Mortgage            Mortgage          National Mortgage      Mortgage-Backed
                                        Corporation          Association            Association           Securities
                                 ---------------------- --------------------- ---------------------- --------------------
                                                                 (dollars in thousands)
Mortgage-Backed
  Securities, gross                        $ 5,120,929            $5,860,987              $ 220,468          $11,202,384

Unamortized discount                             (544)                  (120)                     -                 (664)
Unamortized premium                            105,872               164,071                  4,684              274,627
                                 ---------------------- --------------------- ---------------------- --------------------
Amortized cost                               5,226,257             6,024,938                225,152           11,476,347

Gross unrealized gains                          31,731                58,239                    537               90,507
Gross unrealized losses                        (9,554)               (5,318)                  (125)             (14,997)
                                 ---------------------- --------------------- ---------------------- --------------------

Estimated fair value                       $ 5,248,434           $ 6,077,859              $ 225,564          $11,551,857
                                 ====================== ===================== ====================== ====================

                                                           Gross Unrealized       Gross Unrealized        Estimated Fair
                                     Amortized Cost              Gain                   Loss                   Value
                                 ---------------------- --------------------- ---------------------- --------------------
Adjustable rate                            $ 7,144,741              $ 35,349             $ (12,424)           $7,167,666

Fixed rate                                   4,331,606                55,158                (2,573)            4,384,191
                                 ---------------------- --------------------- ---------------------- --------------------

Total                                      $11,476,347              $ 90,507             $ (14,997)          $11,551,857
                                 ====================== ===================== ====================== ====================

         The adjustable rate Mortgage-Backed Securities are limited by periodic caps (generally interest rate adjustments are limited to no more than 1% every six months) and lifetime caps. The weighted average lifetime cap was 10.1% at June 30, 2003 and 8.8% at December 31, 2002.

         During the six months ended June 30, 2003, the Company realized $31.3 million in gains from sales of Mortgage-Backed Securities. During the six months ended June 30, 2002, the Company realized $4.8 million in gains from sales of Mortgage-Backed Securities.

3.    AGENCY DEBENTURES

         At June 30, 2003, the Company owned callable agency debentures totaling $1.4 billion. FHLMC, FNMA, and FHLB are the issuers of the debentures. All of the Company's agency debentures are classified as available-for-sale. The unrealized gain on the Company's agency debentures at June 30, 2003 was $980,000. The Company's agency debentures are adjustable rate and fixed rate with a weighted average lifetime cap of 6.56%.

4.    REPURCHASE AGREEMENTS

         The Company had outstanding $12,162,333,000 and $10,163,174,000 of repurchase agreements with a weighted average borrowing rate of 1.50% and 1.72% and a weighted average remaining maturity of 93 days and 124 days as of June 30, 2003 and December 31, 2002, respectively.

At June 30, 2003 and December 31, 2002, the repurchase agreements had the following remaining maturities:

                                June 30, 2003                   December 31, 2002
                     ---------------------------------- ---------------------------------
                                            (dollars in thousands)
Within 30 days                              $6,663,647                       $ 7,778,003
30 to 59 days                                3,923,662                           816,906
60 to 89 days                                        -                           104,500
90 to 119 days                                 111,060                                 -
Over 120 days                                1,463,964                         1,463,765
                     ---------------------------------- ---------------------------------
Total                                      $12,162,333                       $10,163,174
                     ================================== =================================

5.       OTHER LIABILITIES

         In July 2001, the Company entered into a repurchase agreement maturing in July 2004 which grants the buyer the right to extend the agreement, in whole or in part, in three-month increments up to July 2006. The repurchase agreement has a principal value of $100,000,000. The Company accounts for the extension option as a separate interest rate floor liability carried at fair value. The initial fair value of $1,205,000 allocated to the interest rate floor resulted in a similar discount on the repurchase agreement borrowings that is being amortized over the initial term of 3 years using the effective yield method. At June 30, 2003, the fair value of this interest rate floor was a $4,708,000 and was classified as other liabilities.

6.    COMMON STOCK

         During the six months ended June 30, 2003, the Company declared dividends to shareholders totaling $107,220,000 or $1.20 per share, which $56,420,000 was paid on July 31, 2003.

         On April 1, 2003, the Company entered into an underwriting agreement pursuant to which the Company raised approximately net proceeds of approximately $151.3 million in equity in a secondary offering of 9,300,700 shares of common stock.

         During the six months ended June 30, 2003, 35,622 options were exercised under the long-term compensation plan at $369,000. Also, 125,225 shares were purchased in the dividend reinvestment and direct purchase program at $2,302,000.

         During the Company's year ended December 31, 2002, the Company declared dividends to shareholders totaling $223,602,000, or $2.67 per share, of which $166,102,000 was paid during the year and $57,499,000 was paid on January 29, 2003.

         During the year ended December 31, 2002, the Company completed an offering of common stock in the first quarter issuing 23,000,000 shares, with aggregate net proceeds of approximately $347,337,000. Through the Equity Shelf Program, the Company raised $28,103,000 in net proceeds and issued 1,484,100 shares.

         During the year ended December 31, 2002, 97,095 options were exercised at $1,090,000. Total shares exchanged upon exercise of the stock options were 4,444 at a value of $76,000. Also, 165,480 shares were purchased in dividend reinvestment and share purchase plan, totaling $3,009,000.

7.    EARNINGS PER SHARE (EPS)

         For the quarter ended June 30, 2003, the reconciliation is as follows:

                                                          For the Quarter Ended June 30, 2003
                                                   (dollars in thousands, except per share amounts)
                                       ----------------------- ----------------------- ------------------------
                                                Income         Weighted Average Shares         Per-Share
                                             (Numerator)             (Denominator)              Amount
                                       ----------------------- ----------------------- ------------------------

Net income                                            $58,152
                                       -----------------------

Basic earnings per share                              $58,152              93,384,128                    $0.62
                                                                                       ========================

Effect of dilutive securities:
  Dilutive stock options                                                      203,896

                                       ----------------------- -----------------------
  Diluted earnings per share                          $58,152              93,588,024                    $0.62
                                       ======================= ======================= ========================


         Options to purchase 12,500 shares of stock were outstanding and considered anti-dilutive as their exercise price exceeded the average stock price for the quarter.

         For the quarter ended June 30, 2002, the reconciliation is as follows:

                                                          For the Quarter Ended June 30, 2002
                                                   (dollars in thousands, except per share amounts)
                                       ----------------------- ----------------------- ------------------------
                                                Income         Weighted Average Shares         Per-Share
                                             (Numerator)             (Denominator)              Amount
                                       ----------------------- ----------------------- ------------------------

Net income                                            $59,369
                                       -----------------------

Basic earnings per share                              $59,369              82,910,206                    $0.72
                                                                                       ========================

Effect of dilutive securities:
  Dilutive stock options                                                      276,659
                                       ----------------------- -----------------------
  Diluted earnings per share                          $59,369              83,186,865                    $0.71
                                       ======================= ======================= ========================


         Options to purchase 6,250 shares of stock were outstanding and considered anti-dilutive as their exercise price exceeded the average stock price for the quarter.

         For the six months ended June 30, 2003, the reconciliation is as follows:

                                                           For the Six Months Ended June 30, 2003
                                                   (dollars in thousands, except per share amounts)
                                       ------------------------------------------------------------------------
                                                Income         Weighted Average Shares         Per-Share
                                             (Numerator)            (Denominator)               Amount
                                       ----------------------- ----------------------- ------------------------

Net income                                           $108,928
                                       -----------------------

Basic earnings per share                              108,928              89,019,821                    $1.22
                                                                                       ========================

Effect of dilutive securities:
  Dilutive stock options                                                      211,451
                                       ----------------------- -----------------------
  Diluted earnings per share                         $108,928              89,231,272                    $1.22
                                       ======================= ======================= ========================

         Options to purchase 12,500 shares of stock were outstanding and considered anti-dilutive as their exercise price exceeded the average stock price for the six months ended June 30, 2003.

         For the six months ended June 30, 2002, the reconciliation is as follows:

                                                        For the Six Months Ended June 30, 2002
                                                  (dollars in thousands, except per share amounts)
                                       ------------------------------------------------------------------------
                                                Income         Weighted Average Shares         Per-Share
                                             (Numerator)            (Denominator)               Amount
                                       ----------------------- ----------------------- ------------------------

Net income                                           $112,412
                                       -----------------------

Basic earnings per share                              112,412              79,954,529                    $1.41
                                                                                       ========================

Effect of dilutive securities:
  Dilutive stock options                                                      290,843

                                       ----------------------- -----------------------
  Diluted earnings per share                         $112,412              80,245,372                    $1.40
                                       ======================= ======================= ========================

         Options to purchase 6,250 shares of stock were outstanding and considered anti-dilutive as their exercise price exceeded the average stock price for the six months ended June 30, 2003.

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

         The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under SFAS No. 123, as amended by SFAS No. 148, requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

         There were 6,250 stock options granted during the quarters ended June 30, 2003 and 2002. The fair value at date of grant for stock options granted during six months ended June 30, 2003 and 2002 was $0.69 and $0.83 per option, respectively. The fair value of stock options at date of grant was estimated using the Black-Scholes option pricing model utilizing the following weighted average assumptions:

                                          For the Year Ended December 31,
                                             2002                2001
                                          -------------------------------

Risk-free interest rate                      2.49%               4.02%
Expected option life in years                   5                   5
Expected stock price volatility                22%                 26%
Expected dividend yield                     11.28%              13.57%

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

         The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                          For the Quarter Ended           For the Six months Ended
                                                                June 30,                           June 30,
                                                          2003            2002             2003             2002
                                                    --------------- --------------- ----------------- ----------------
Net income, as reported                                    $58,152         $59,369          $108,928         $112,412
Deduct:  Total stock-based employee compensation
expense determined under fair value based method
                                                               (4)             (5)               (9)             (10)
                                                    --------------- --------------- ----------------- ----------------
Pro-forma net income                                       $58,148         $59,364          $108,919         $112,402
                                                    =============== =============== ================= ================

Net income per share, as reported
Basic                                                        $0.62           $0.72             $1.22            $1.41
Diluted                                                      $0.62           $0.71             $1.22            $1.40

Pro-forma net income per share
Basic                                                        $0.62           $0.72             $1.22            $1.41
Diluted                                                      $0.62           $0.71             $1.22            $1.40


9.    COMPREHENSIVE INCOME

         The Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, (SFAS No. 130). SFAS No. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. The Company at June 30, 2003 and December 31, 2002 held securities classified as available-for-sale. At June 30, 2003, the net unrealized gain totaled $1.2 million and at December 31, 2002, the net unrealized gain totaled $75.5 million.

10.   LEASE COMMITMENTS

         The Company has a noncancelable lease for office space, which commenced in May 2002 and expires in December 2009.

         The Company's aggregate future minimum lease payments are as follows:

                                                (dollars in thousands)
          2003                                                         500
          2004                                                         500
          2005                                                         500
          2006                                                         530
          2007                                                         532
          Thereafter                                                 1,064
                                                ---------------------------
          Total remaining lease payments                            $3,626
                                                ===========================

11.      RELATED PARTY TRANSACTION

         Mr. Farrell, on behalf of FIDAC, has approached us about the possibility of us acquiring FIDAC. Our board of directors has formed a special committee of independent directors to consider this matter and the special committee has retained independent counsel and an independent financial adviser to assist it. If our board of directors, based upon a favorable recommendation of the special committee, with Mr. Farrell and Ms. Denahan abstaining, determines that we should acquire FIDAC, we expect that such proposed acquisition will be submitted to a vote of our stockholders. We have not decided whether we will pursue this opportunity and either party may at any time determine not to proceed with this proposed acquisition without any further obligation.

         Michael A.J. Farrell, our Chairman of the Board, Chief Executive Officer and President, Wellington J. Denahan, our Vice Chairman and Chief Investment Officer, Kathryn F. Fagan, our Chief Financial Officer and Treasurer, Jennifer A. Stephens, our Executive Vice President and Secretary, and other of our officers and employees are the shareholders of Fixed Income Discount Advisory Company (or FIDAC). Mr. Farrell, Ms. Denahan and other officers and employees are actively involved in managing mortgage-backed securities and other fixed income assets on behalf of FIDAC.

         Mr. Farrell, on behalf of FIDAC, has approached us about the possibility of us acquiring FIDAC. Our board of directors formed a special committee of independent directors to consider this matter and the special committee retained independent counsel and an independent financial adviser to assist it. The special committee has determined that we should make an offer to acquire FIDAC. We expect that based upon that determination, our board of directors, with Mr. Farrell and Ms. Denahan abstaining, will approve our making of an offer to acquire FIDAC.

         The price and terms of our offer to acquire FIDAC have not yet been determined. We believe, however, that the purchase price will be payable in shares of our common stock.

         No assurances can be made as to when or whether we will acquire FIDAC. We cannot predict the terms and conditions of the proposed acquisition. We cannot be sure whether FIDAC will agree to the terms and conditions of our offer. Either party may at any time determine not to proceed with this proposed acquisition without any further obligation. In addition, we cannot be sure of the potential consequences of us acquiring or not acquiring FIDAC.

         If we are able to reach an agreement to acquire FIDAC, we expect that the proposed acquisition will be submitted to a vote of our stockholders.

         Our management currently allocates rent and other general and administrative expenses in the amounts of 90% and 10% to the Company and FIDAC, respectively.

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

Overview

         Annaly Mortgage Management, Inc. ("we" or "us") are a real estate investment trust that owns and manages a portfolio of Investment Securities which consist of Mortgage-Backed Securities and agency debentures. Our principal business objective is to generate net income for distribution to our stockholders from the spread between the interest income on our Investment Securities and the costs of borrowing to finance our acquisition of Investment Securities.

Critical Accounting Policies

         Management's discussion and analysis of financial condition and results of operations is based on the amounts reported in our financial statements. These financial statements are prepared in conformity with GAAP. In preparing the financial statements, management is required to make various judgments, estimates and assumptions that affect the reported amounts. Changes in these estimates and assumptions could have a material effect our financial statements. The following is a summary our policies that is most affected by management's judgments, estimates and assumptions.

         Market Valuation of Securities: All assets classified as available-for-sale are reported at fair value, based on market prices. Our policy is to obtain market values from three independent sources and record the market value of the securities based on the average of the three.

         Amortization of premiums and accretion of discounts: Premiums and discounts associated with the purchase of the Investment Securities are amortized into interest income over the lives of the securities using the interest method. Our policy for estimating prepayment speeds for calculating the effective yield is to evaluate historical performance, street consensus prepayment speeds, and current market conditions.

Results of Operations: For the Quarters and Six Months Ended June 30, 2003 and 2002

         Net Income Summary

         For the quarter ended June 30, 2003, our net income was $58.2 million, or $0.62 basic earnings per average share, as compared to $59.4 million, or $0.72 basic earnings per average share, for the quarter ended June 30, 2002. We attribute the decrease in net income for the quarter ended June 30, 2003, over the quarter ended June 30, 2002, to the decline in the interest rate spread between the rate on interest-earning assets and the cost of funds for interest-bearing liabilities. We compute our net income per share by dividing net income by the weighted average number of shares of outstanding common stock during the period, which was 93,384,128 for the quarter ended June 30, 2003 and 82,910,206 for the quarter ended June 30, 2002. Dividends per shares outstanding for the quarter ended June 30, 2003 was $0.60 per share, or $56.4 million in total. Dividends per shares outstanding for the quarter ended June 30, 2002 was $0.68 per share, or $56.4 million in total. Our return on average equity was 20.79% for the quarter ended June 30, 2003 and 23.08% for the quarter ended June 30, 2002. The decline in the return on average equity resulted from the declining interest rate spread.

         For the six months ended June 30, 2003, our net income was $108.9 million, or $1.22 basic earnings per average share, as compared to $112.4 million, or $1.41 basic earnings per average share, for the six months ended June 30, 2002. We attribute the decrease in net income for the six month period ended June 30, 2003, over the six month period ended June 30, 2002, to the decline in the interest rate spread between the rate on interest-earning assets and the cost of funds for interest-bearing liabilities. We compute our net income per share by dividing net income by the weighted average number of shares of outstanding common stock during the period, which was 89,019,821 for the six months ended June 30, 2003 and 79,954,529 for the six months ended June 30, 2002. Dividends per shares outstanding for the six months ended June 30, 2003 was $1.20 per share, or $107.2 million in total. Dividends per shares outstanding for the six months ended June 30, 2002 was $1.31 per share, or $108.6 million in total. Our annualized return on average equity was 19.70% for the six months ended June 30, 2003 and 24.75% for the six months ended June 30, 2002.

                                                     Net Income Summary
                                  (dollars in the thousands, except for per-share amounts)

                                                          Quarter         Quarter       Six Months      Six Months
                                                           Ended           Ended           Ended          Ended
                                                          June 30,        June 30,       June 30,        June 30,
                                                           2003             2002           2003            2002
                                                      -------------- ---------------- -------------- ---------------
  Interest Income                                           $93,892         $109,423       $181,392        $202,322
  Interest Expense                                           51,770           47,860         95,818          87,872
                                                      -------------- ---------------- -------------- ---------------
  Net Interest Income                                        42,122           61,563         85,574         114,450
  Gain on Sale of Investment Securities                      20,231            1,342          31252           4,752
  General and Administrative Expenses                         4,201            3,536          7,898           6,791
                                                      -------------- ---------------- -------------- ---------------
  Net Income                                                $58,152          $59,369       $108,928        $112,412
                                                      ============== ================ ============== ===============

  Weighted Average Number of Basic Shares                93,384,128       82,910,206     89,019,821      79,954,529
    Outstanding
  Weighted Average Number of Diluted Shares              93,588,024       83,186,865     89,231,272      80,245,372
    Outstanding

  Basic Net Income Per Share                                  $0.62            $0.72          $1.22           $1.41
  Diluted Net Income Per Share                                $0.62            $0.71          $1.22           $1.40

  Average Total Assets                                  $13,692,434      $10,717,867    $13,014,651      $9,717,683
  Average Equity                                         $1,119,075       $1,029,064     $1,106,072        $908,495

  Annualized Return on Average Assets                         1.70%            2.22%          1.67%           2.31%
  Annualized Return on Average Equity                        20.79%           23.08%         19.70%          24.75%

         Interest Income and Average Earning Asset Yield

         We had average earning assets of $12.8 billion and $9.6 billion for the quarters ended June 30, 2003 and 2002, respectively. Our primary source of income for the quarters ended June 30, 2003 and 2002 was interest income. A portion of our income was generated by gains on the sales of our Investment Securities. Our interest income was $93.9 million for the quarter ended June 30, 2003 and $109.4 million for the quarter ended June 30, 2002. Our yield on average earning assets was 2.93% and 4.55% for the same respective periods. Our average earning asset balance increased by $3.2 billion and interest income decreased by $15.5 million for the quarter ended June 30, 2003 as compared to the quarter ended June 30, 2002, due to the substantial decline in the yield on interest-earning assets. The decline in the yield was the result of increased prepayment speeds and reduced coupons.

         We had average earning assets of $11.8 billion and $8.6 billion for the six months ended June 30, 2003 and 2002, respectively. Our interest income was $181.4 million for the six months ended June 30, 2003 and $202.3 million for the six months ended June 30, 2002. Our yield on average earning assets was 3.07% and 4.69% for the same respective periods. Our average earning asset balance increased by $3.2 billion and interest income decreased by $20.9 million for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. Average earning asset increased due to the increased equity base from the equity offering in the 2nd quarter of 2003. The table below shows our average balance of cash equivalents and Investment Securities, the yields we earned on each type of earning asset, our yield on average earning assets and our interest income for the quarter ended June 30, 2003, March 31, 2003, the year ended December 31, 2002 and each of the four quarters in 2002.

                           Average Earning Asset Yield
                           ---------------------------
                             (dollars in thousands)
                             ----------------------
                 (ratios for the quarters have been annualized)
                 ----------------------------------------------

                                                                                                   Yield on
                                                                            Yield on                Average
                                         Average     Average     Average     Average    Yield on   Interest
                                           Cash    Investment    Earning      Cash     Investment   Earning   Interest
                                       Equivalents Securities    Assets    Equivalents Securities   Assets     Income
                                        ---------- ----------    -------   ----------- ----------  -------   ---------
For the Quarter Ended June 30, 2003         -      $12,815,290 $12,815,290     -          2.93%      2.93%     $93,892
For the Quarter Ended March 31, 2003        -      $10,837,147 $10,837,147     -          3.23%      3.23%     $87,500
-----------------------------------------------------------------------------------------------------------------------
For the Year Ended December 31, 2002        $2      $9,575,365  $9,575,367   1.14%        4.22%      4.22%    $404,165
For the Quarter Ended December 31, 2002     $2     $10,400,894 $10,400,896   0.88%        3.56%      3.56%     $92,641
For the Quarter Ended September 30, 2002    $2     $10,661,228 $10,661,230   1.14%        4.10%      4.10%    $109,201
For the Quarter Ended June 30, 2002         $2      $9,629,332  $9,629,334   1.23%        4.55%      4.55%    $109,423
For  the Quarter Ended March 31, 2002       $2      $7,610,006  $7,610,008   1.29%        4.88%      4.88%     $92,900


         The constant prepayment rate ("CPR") on our Mortgage-Backed Securities for the quarters ended June 30, 2003 and 2002 was 44% and 25% respectively. CPR is an assumed rate of prepayment for our Mortgage-Backed Securities, expressed as an annual rate of prepayment relative to the outstanding principal balance of our Mortgage-Backed Securities. CPR does not purport to be either a historical description of the prepayment experience of our Mortgage-Backed Securities or a prediction of the anticipated rate of prepayment of our Mortgage-Backed Securities.

         Principal prepayments had a negative effect on our earning asset yield for the quarters ended June 30, 2003 and 2002 because we adjust our rates of premium amortization and discount accretion monthly based upon the effective yield method, which takes into consideration changes in prepayment speeds.

         Interest Expense and the Cost of Funds

         We had average borrowed funds of $12.3 billion and total interest expense of $51.8 million for the quarter ended June 30, 2003. We had average borrowed funds of $9.1 billion and total interest expense of $47.9 million for the quarter ended June 30, 2002. Our average cost of funds was 1.68% for the quarter ended June 30, 2003 and 2.10% for the quarter ended June 30, 2002. The cost of funds rate decreased 0.42% and the average borrowed funds increased by $3.2 billion for the quarter ended June 30, 2003 when compared to the quarter ended June 30, 2002. Interest expense for the quarter increased 8% due to the large increase in the average repurchase balance.

         We had average borrowed funds of $11.4 billion and total interest expense of $95.8 million for the six months ended June 30, 2003. We had average borrowed funds of $8.1 billion and total interest expense of $87.9 million for the six months ended June 30, 2002. Our average cost of funds was 1.68% for the six months ended June 30, 2003 and 2.16% for the six months ended June 30, 2002. The cost of funds rate decreased 0.48% and the average borrowed funds increased by $3.3 billion for the six months ended June 30, 2003 when compared to the six months ended June 30, 2002.

         The table below shows our average borrowed funds and average cost of funds as compared to average one-month and average six-month LIBOR for the quarters ended June 30, 2003, March 31, 2003, the year ended December 31, 2002 and each of the four quarters in 2002.

                              Average Cost of Funds
                              ---------------------
                             (dollars in thousands)
                             ----------------------
                 (ratios for the quarters have been annualized)
                 ----------------------------------------------

                                                                             Average
                                                                            One-Month   Average Cost   Average Cost
                                                                            LIBOR Less     of Funds    of Funds Less
                           Average            Average    Average  Average    Average    Less Average     Average
                          Borrowed  Interest  Cost of  One-Month Six-Month  Six-Month     One-Month     Six-Month
                            Funds    Expense   Funds      LIBOR    LIBOR      LIBOR         LIBOR         LIBOR
For the Quarter Ended
  June 30, 2003          $12,311,329 $51,770    1.68%    1.26%     1.20%       0.06%         0.42%         0.48%
For the Quarter Ended
  March 31, 2003         $10,463,252 $44,048    1.68%    1.34%     1.33%       0.01%         0.34%         0.35%
--------------------------------------------------------------------------------------------------------------------
For the Year Ended
  December 31, 2002      $9,128,933  $191,758   2.10%    1.77%     1.88%      (0.11%)        0.33%         0.22%
For the Quarter Ended
   December 31, 2002     $10,097,676 $49,874    1.98%    1.57%     1.55%       0.02%         0.41%         0.43%
For the Quarter Ended
   September 30, 2002    $10,122,840 $54,012    2.13%    1.82%     1.82%         -           0.31%         0.31%
For the Quarter Ended
  June 30, 2002          $9,102,992  $47,860    2.10%    1.85%     2.11%      (0.26%)        0.25%        (0.01%)
For the Quarter Ended
  March 31, 2002         $7,192,222  $40,012    2.23%    1.85%     2.06%      (0.21%)        0.38%         0.17%


         Our net interest income, which equals interest income less interest expense, totaled $42.1 million for the quarter ended June 30, 2003 and $61.6 million for the quarter ended June 30, 2002. Our net interest income decreased because of the decline in net interest spread. This decline in spread is the direct result of the low interest rate environment and the high prepayment speeds. Our net interest spread, which equals the yield on our average assets for the period less the average cost of funds for the period, was 1.25% for the quarter ended June 30, 2003 as compared to 2.45% for the quarter ended June 30, 2002. This 120 basis point decrease in spread income is reflected in the decrease in net interest income.

         Our net interest income, which equals interest income less interest expense, totaled $85.6 million for the six months ended June 30, 2003 and $114.5 million for the six months ended June 30, 2002. Our net interest income declined for the six month period due to the large amount of prepayments and the lower interest rate environment. Our net interest spread, which equals the yield on our average assets for the period less the average cost of funds for the period, was 1.38% for the six months ended June 30, 2003 as compared to 2.54% for the six months ended June 30, 2002. This 116 basis point increase in spread income is reflected in the increase in net interest income.

         The table below shows our average investment securities and cash equivalents, total interest income, interest expense, average repurchase agreements, average cost of funds, and net interest income for the quarters ended June 30, 2003, March 31, 2003, the year ended December 31, 2002, and each of the four quarters in 2002.

                               Net Interest Income
                             (dollars in thousands)
                 (ratios for the quarters have been annualized)

                                                                    Yield on   Average
                       Average     Interest                         Average    Balance
                      Investment  Income on                Total    Interest     of                 Average     Net
                      Securities  Investment  Average Cash Interest Earning  Repurchase  Interest   Cost of  Interest
                         Held     Securities  Equivalents  Income   Assets   Agreements   Expense    Funds    Income
                      ----------- ----------  ------------ -------  -------- ----------  ---------- ------- ----------
  For the Quarter     $12,815,290     $93,892      -        $93,892  2.93%   $12,311,329    $51,770  1.68%     $42,122
    Ended June
    30, 2003
  For the Quarter
  Ended March
    31, 2003          $10,837,147     $87,500      -        $87,500  3.23%   $10,463,251    $44,048  1.68%     $43,452
  ---------------------------------------------------------------------------------------------------------------------
  For the Year Ended
    December 31, 2002  $9,575,365    $404,165      $2      $404,165  4.22%    $9,128,933   $191,758  2.10%    $212,407
  For the Quarter
    Ended December
    31, 2002          $10,400,894     $92,641     $2        $92,641  3.56%   $10,097,676    $49,874  1.98%     $42,767
  For the Quarter
    Ended September   $10,661,228    $109,201     $2       $109,201  4.10%   $10,122,840    $54,012  2.13%     $55,189
    30, 2002
  For the Quarter
    Ended June 30,     $9,629,332    $109,423     $2       $109,423  4.55%    $9,102,992    $47,860  2.10%     $61,563
    2002
  For the Quarter
    Ended March 31,    $7,610,006     $92,900     $2        $92,900  4.88%    $7,192,222    $40,012  2.23%     $52,888
    2002


         Gains and Losses on Sales of Investment Securities

         For the quarter ended June 30, 2003, we sold Mortgage-Backed Securities with an aggregate historical amortized cost of $1.6 billion for an aggregate gain of $20.2 million. For the quarter ended June 30, 2002, we sold Mortgage-Backed Securities with an aggregate historical amortized cost of $413.6 million for an aggregate gain of $1.3 million. The difference between the sale price and the historical amortized cost of our Mortgage-Backed Securities is a realized gain and increases income accordingly. We do not expect to sell assets on a frequent basis, but may from time to time sell existing assets to move into new assets, which our management believes might have higher risk-adjusted returns, or to manage our balance sheet as part of our asset/liability management strategy.

         During the quarter ended June 30, 2003, we had $171.0 million of callable agency debentures called at par. There was no gain or loss associated with the call on the securities.

         For the six months ended June 30, 2003, we sold Mortgage-Backed Securities with an aggregate historical amortized cost of $2.4 billion for an aggregate gain of $31.3 million. For the six months ended June 30, 2002, we sold Mortgage-Backed Securities with an aggregate historical amortized cost of $803.7 million for an aggregate gain of $4.8 million. The difference between the sale price and the historical amortized cost of our Mortgage-Backed Securities is a realized gain and increases income accordingly.

         Credit Losses

         We have not experienced credit losses on our Investment Securities to date. We have limited our exposure to credit losses on our Investment Securities by purchasing only securities issued or guaranteed by FNMA, FHLMC, GNMA and FHLB which, although not rated, carry an implied "AAA" rating.

         General and Administrative Expense

         General and administrative ("G&A") expenses were $4.2 million for the quarter ended June 30, 2003 and $3.5 million for the quarter ended June 30, 2002. G&A expenses as a percentage of average assets was 0.12% for the quarter ended June 30, 2003 and 0.13% for the quarter ended June 30, 2002, on an annualized basis. G&A expenses as a percentage of average equity was 1.50% and 1.37% on an annualized basis for the quarters ended June 30, 2003 and 2002, respectively. The Company is internally managed and continues to be a low-cost provider. Even though G&A expenses increased by $665,000 for the quarter ended June 30, 2003, when compared to the quarter ended June 30, 2002, G&A as a percentage of average assets decreased by one basis point.

                    G&A Expenses and Operating Expense Ratios
                    -----------------------------------------
                             (dollars in thousands)
                             ----------------------

                                                                     Total G&A              Total G&A
                                                Total G&A         Expenses/Average       Expenses/Average
                                                Expenses        Assets (annualized)    Equity (annualized)
                                                ---------       ---------------------- ---------------------
  For  the Quarter Ended June 30, 2003                 $4,201          0.12%                  1.50%
  For the Quarter Ended March 31, 2003                 $3,697          0.12%                  1.37%
------------------------------------------------------------------------------------------------------------
  For the Year Ended December 31, 2002                $13,963          0.13%                  1.43%
  For the Quarter Ended December 31, 2002              $3,904          0.13%                  1.44%
  For the Quarter Ended September 30, 2002             $3,268          0.12%                  1.22%
  For the Quarter Ended June 30, 2002                  $3,536          0.13%                  1.37%
  For the Quarter Ended March 31, 2002                 $3,255          0.14%                  1.55%

         Net Income and Return on Average Equity

         Our net income was $58.2 million for the quarter ended June 30, 2003 and $59.4 million for the quarter ended June 30, 2002. Our return on average equity was 20.79% for the quarter ended June 30, 2003 and 23.08% for the quarter ended June 30, 2002. Our net income was $108.9 million for the six months ended June 30, 2003 and $112.4 million for the six months ended June 30, 2002. The decline in net interest income was only partially offset by the increase in gain on sale of securities. The table below shows our net interest income, gain on sale of Mortgage-Backed Securities and G&A expenses each as a percentage of average equity, and the return on average equity for the quarters ended June 30, 2003, March 31, 2003, the year ended December 31, 2002, and for each of the four quarters in 2002.

                     Components of Return on Average Equity
                     --------------------------------------
                    (Ratios for all quarters are annualized)
                    ----------------------------------------

                                                        Gain on Sale of
                                         Net Interest   Mortgage-Backed         G&A         Return on
                                        Income/Average Securities/Average Expenses/Average   Average
                                            Equity           Equity           Equity         Equity

For the Quarter Ended June 30, 2003         15.06%           7.23%            1.50%          20.79%
For the Quarter Ended March 31, 2003        16.11%           4.09%            1.37%         18.83%
-------------------------------------------------------------------------------------------------------
For the Year Ended December 31, 2002        21.72%           2.15%            1.43%          22.44%
For the Quarter Ended December 31, 2002     15.80%           4.27%            1.44%          18.63%
For the Quarter Ended September 30, 2002    20.68%           1.78%            1.22%          21.24%
For the Quarter Ended June 30, 2002         23.93%           0.52%            1.37%          23.08%
For the Quarter Ended March 31, 2002        25.24%           1.63%            1.55%          25.32%

Financial Condition

         Investment Securities

         All of our Mortgage-Backed Securities at June 30, 2003 were adjustable-rate or fixed-rate Mortgage-Backed Securities backed by single-family mortgage loans. All of the mortgage assets underlying these Mortgage-Backed Securities were secured with a first lien position on the underlying single-family properties. All our Mortgage-Backed Securities were FHLMC, FNMA or GNMA mortgage pass-through certificates or collateralized mortgage obligations ("CMOs"), which carry an actual or implied "AAA" rating. We mark-to-market all of our earning assets at fair value.

              All of our Federal Home Loan Bank Debentures are adjustable rate in nature, which carry an implied "AAA" rating. We mark-to-market all of our Federal Home Loan Bank Debentures at fair value.

         We accrete discount balances as an increase in interest income over the life of discount Mortgage-Backed Securities and we amortize premium balances as a decrease in interest income over the life of premium Mortgage-Backed Securities. At June 30, 2003 and December 31, 2002, we had on our Statement of Financial Condition a total of $1.1 million and $664,000 respectively, of unamortized discount (which is the difference between the remaining principal value and current amortized cost of our Mortgage-Backed Securities acquired at a price below principal value) and a total of $323.9 million and $274.6 million, respectively, of unamortized premium (which is the difference between the remaining principal value and the current historical amortized cost of our Mortgage-Backed Securities acquired at a price above principal value).

         We received mortgage principal repayments of $2.2 billion for the quarter ended June 30, 2003 and $864.9 million for the quarter ended June 30, 2002. Given our current portfolio composition, if mortgage principal prepayment rates were to increase over the life of our Mortgage-Backed Securities, all other factors being equal, our net interest income would decrease during the life of these Mortgage-Backed Securities as we would be required to amortize our net premium balance into income over a shorter time period. Similarly, if mortgage principal prepayment rates were to decrease over the life of our Mortgage-Backed Securities, all other factors being equal, our net interest income would increase during the life of these Mortgage-Backed Securities, as we would amortize our net premium balance over a longer time period.

         The table below summarizes our Investment Securities at June 30, 2003, March 31, 2003, December 31, 2002, September 30, 2002, June 30, 2002, and March 31, 2002.

                              Investment Securities
                             (dollars in thousands)

                                                                                                 Estimated
                                                                     Amortized                      Fair       Weighted
                                               Net     Amortized  Cost/Principal  Estimated   Value/Principal   Average
                            Principal Value  Premium      Cost         Value      Fair Value       Value         Yield
                            ---------------  --------  ----------- ------------- -----------  --------------- ----------
At June 30, 2003              $13,939,447    $322,838  $14,262,285   102.32%     $14,263,475      102.32%        2.87%
At March 31, 2003             $11,957,710    $289,360  $12,247,070   102.42%     $12,318,070      103.01%        2.83%
------------------------------------------------------------------------------------------------------------------------
At December 31, 2002          $11,202,384    $273,963  $11,476,347   102.45%     $11,551,857      103.12%        3.25%
At September 30, 2002         $11,170,379    $244,777  $11,415,156   102.19%     $11,489,538      102.86%        3.67%
At June 30, 2002              $10,833,374    $224,114  $11,057,488   102.07%     $11,124,771      102.69%        3.90%
At March 31, 2002              $9,982,678    $193,048  $10,175,726   101.93%     $10,206,228      102.24%        4.31%

         The tables below set forth certain characteristics of our Investment Securities. The index level for adjustable-rate Mortgage-Backed Securities is the weighted average rate of the various short-term interest rate indices, which determine the coupon rate.

               Adjustable-Rate Investment Security Characteristics
                             (dollars in thousands)

                                                                  Weighted                             Principal Value
                                 Weighted   Weighted  Weighted    Average                  Weighted   at Period End as
                                  Average    Average   Average    Term to      Weighted     Average      % of Total
                      Principal   Coupon      Index      Net        Next        Average      Asset       Investment
                        Value      Rate       Level    Margin    Adjustment  Lifetime Cap    Yield       Securities
                      ---------- --------   --------  --------   -----------  ------------ ---------  -----------------
At June 30, 2003      $8,889,012   3.69%      2.18%     1.51%     18 months       9.70%       2.47%         63.77%
At March 31, 2003     $7,716,248   3.93%      2.31%     1.62%     13 months      10.04%       2.20%         64.53%
-----------------------------------------------------------------------------------------------------------------------
At December 31, 2002  $7,007,062   4.10%      2.51%     1.59%     11 months      10.37%       2.33%         62.55%
At September 30, 2002 $7,583,147   4.37%      2.80%     1.57%     10 months      10.36%       2.90%         67.89%
At June 30, 2002      $7,939,126   4.57%      2.96%     1.61%     12 months      10.46%       3.17%         73.28%
At March 31, 2002     $7,248,832   4.94%      3.25%     1.69%     16 months      10.73%       3.52%         72.61%

                 Fixed-Rate Investment Security Characteristics
                 ----------------------------------------------
                             (dollars in thousands)
                             ----------------------

                                                                            Principal Value
                                                                           at Period End as
                                              Weighted        Weighted        % of Total
                                           Average Coupon      Average        Investment
                          Principal Value       Rate         Asset Yield      Securities
                          ---------------  ---------------- -------------- ------------------
At June 30, 2003            $5,050,434          5.97%           3.58%           36.23%
At March 31, 2003           $4,241,462          6.53%           3.98%           35.47%
---------------------------------------------------------------------------------------------
At December 31, 2002        $4,195,322          6.76%           4.78%           37.45%
At September 30, 2002       $3,587,232          6.95%           5.29%           32.11%
At June 30, 2002            $2,894,248          7.09%           5.91%           26.72%
At March 31, 2002           $2,733,846          7.01%           6.40%           27.39%

         At June 30, 2003 and December 31, 2002 we held Mortgage-Backed Securities with coupons linked to the one-month , six-month and 12-month LIBOR, six month average auction, 12-month cumulative average, six-month CD rate, one-year, two-year, three-year, and five-year Treasury indices.

               Adjustable-Rate Mortgage-Backed Securities by Index
               ---------------------------------------------------
                                  June 30, 2003
                                  -------------

                                             Twelve Six-Month 12-Month            1-Year     2-Year   3-Year    5-Year
                         One-Month Six-Month  Month  Auction   Moving  Six-Month  Treasury  Treasury  Treasury  Treasury
                          LIBOR      Libor    Libor  Average   Average   CD Rate    Index    Index      Index    Index
                         -----------------------------------------------------------------------------------------------

Weighted Average Term to
 Next Adjustment               1mo.    31 mo.  34 mo      2mo.     1 mo     3 mo.    23 mo.     5 mo.    18 mo.   26 mo.
Weighted Average Annual
  Period Cap                  8.86%     2.00%  2.00%     1.00%     None     1.00%     1.89%     2.00%     2.00%    2.00%
Weighted Average Lifetime
 Cap at June 30, 2003         7.96%     9.74% 10.28%    13.00%   10.75%    10.75%    10.50%    11.91%    12.89%   12.58%
Mortgage Principal Value
 as  Percentage of
 Mortgage-Backed
 Securities at
  June 30, 2003              21.95%     1.24%  6.82%     0.02%    0.62%     0.05%    28.46%     0.02%     0.55%    0.24%


               Adjustable-Rate Mortgage-Backed Securities by Index
               ---------------------------------------------------
                                December 31, 2002
                                -----------------

                                                Six-Month   12-Month               1-Year    2-Year    3-Year   5-Year
                            One-Month Six-Month   Auction     Moving   Six-Month   Treasury  Treasury Treasury  Treasury
                               LIBOR     LIBOR    Average     Average    CD Rate     Index     Index    Index    Index
                            --------------------------------------------------------------------------------------------
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

         Borrowings

         To date, our debt has consisted entirely of borrowings collateralized by a pledge of our Investment Securities. These borrowings appear on our statement of financial condition as repurchase agreements. At June 30, 2003, we had established uncommitted borrowing facilities in this market with twenty-four lenders in amounts, which we believe, are in excess of our needs. All of our Investment Securities are currently accepted as collateral for these borrowings. However, we limit our borrowings, and thus our potential asset growth, in order to maintain unused borrowing capacity and thus increase the liquidity and strength of our balance sheet.

         For the quarter ended June 30, 2003, the term to maturity of our borrowings ranged from one day to three years, with a weighted average original term to maturity of 128 days. For the quarter ended June 30, 2002, the term to maturity of our borrowings ranged from one day to three years, with a weighted average original term to maturity of 181 days. At June 30, 2003, the weighted average cost of funds for all of our borrowings was 1.50% and the weighted average term to next rate adjustment was 93 days. At June 30, 2002, the weighted average cost of funds for all of our borrowings was 2.10% and the weighted average term to next rate adjustment was 139 days.

         Liquidity

         Liquidity, which is our ability to turn non-cash assets into cash, allows us to purchase additional Investment Securities and to pledge additional assets to secure existing borrowings should the value of our pledged assets decline. Potential immediate sources of liquidity for us include cash balances and unused borrowing capacity. Unused borrowing capacity will vary over time as the market value of our Investment Securities varies. Our Statement of Financial Condidtion also generates liquidity on an on-going basis through mortgage principal repayments and net earnings held prior to payment as dividends. Should our needs ever exceed these on-going sources of liquidity plus the immediate sources of liquidity discussed above, we believe that our Investment Securities could in most circumstances be sold to raise cash. The maintenance of liquidity is one of the goals of our capital investment policy. Under this policy, we limit asset growth in order to preserve unused borrowing capacity for liquidity management purposes.

         Stockholders' Equity

         We use "available-for-sale" treatment for our Investment Securities; we carry these assets on our Statement of Financial Condition at estimated fair value rather than historical amortized cost. Based upon this "available-for-sale" treatment, our equity base at June 30, 2003 was $1.2 billion, or $12.35 per share. If we had used historical amortized cost accounting, our equity base at June 30, 2003 would have been $1.2 billion, or $12.34 per share. Our equity base at June 30, 2002 was $1.0 billion, or $12.65 per share. If we had used historical amortized cost accounting, our equity base at June 30, 2002 would have been $982.3 million, or $11.84 per share per share. During the second quarter ended June 30, 2003, the Company raised additional capital in the amount of approximately $151.3 million in a secondary offering.

         With our "available-for-sale" accounting treatment, unrealized fluctuations in market values of assets do not impact our taxable income but rather are reflected on our Statement of Financial Condition by changing the carrying value of the asset and stockholders' equity under "Accumulated Other Comprehensive Income (Loss)." By accounting for our assets in this manner, we hope to provide useful information to stockholders and creditors and to preserve flexibility to sell assets in the future without having to change accounting methods.

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

                          Unrealized Gains and Losses
                          ---------------------------
                             (dollars in thousands)

                                 At             At               At                At              At             At
                              June 30,       March 31,      December 31,      September 30,     June 30,      March 31,
                                2003           2003             2002              2002            2002           2002
                            -------------- -------------- ------------------ ---------------- -------------- -------------
Unrealized Gain                   $51,208      $98,768          $90,507         $93,254         $75,832        $46,894
Unrealized Loss                   (50,018)     (27,768)         (14,997)        (18,872)         (8,549)       (16,392)
                            -------------- -------------- ------------------ ---------------- -------------- -------------
Net Unrealized Gain                $1,190      $71,000          $75,510         $74,382         $67,283        $30,502
                            ============== ============== ================== ================ ============== =============

Net Unrealized Gain as % of
Investment Securities
  Principal Value                   0.01%        0.59%            0.67%            0.67%          0.62%           0.31%
Net Unrealized Gain as % of
Investment Securities
  Amortized Cost                    0.01%        0.59%            0.67%            0.65%          0.61%           0.30%

         Unrealized changes in the estimated net market value of Investment Securities have one direct effect on our potential earnings and dividends: positive mark-to-market changes increase our equity base and allow us to increase our borrowing capacity while negative changes decrease our equity base and tend to limit borrowing capacity under our capital investment policy. A very large negative change in the net market value of our Investment Securities might impair our liquidity position, requiring us to sell assets with the likely result of realized losses upon sale. "Unrealized Net Gains on Available for Sale Securities" was $1.2 million, or 0.01% of the amortized cost of our Investment Securities at June 30, 2003. "Unrealized Net Gains on Available for Sale Securities" was $75.5 million or 0.67% of the amortized cost of our Investment Securities at December 31, 2002.

         The table below shows our equity capital base as reported and on a historical amortized cost basis at June 30, 2003, March 31, 2003, December 31, 2002, September 30, 2002, June 30, 2002 and March 31, 2002. Issuances of common stock, the level of earnings as compared to dividends declared, and other factors influence our historical cost equity capital base. The reported equity capital base is influenced by these factors plus changes in the "Unrealized Net Gains (Losses) on Assets Available for Sale" account.

                              Stockholders' Equity
                (dollars in thousands, except per share amounts)

                                           Net Unrealized                    Historical
                           Historical    Gains (Losses) on     Reported    Amortized Cost   Reported Equity
                         Amortized Cost   Assets Available   Equity Base     Equity Per    (Book Value) Per
                           Equity Base        for Sale       (Book Value)       Share            Share
                         --------------  -----------------  -------------  --------------  -----------------
At June 30, 2003           $1,160,248          $1,190         $1,161,438       $12.34           $12.35
At March 31, 2003          $1,005,712         $71,000         $1,076,712       $11.88           $12.72
------------------------------------------------------------------------------------------------------------
At December 31, 2002       $1,004,555         $75,511         $1,080,066       $11.88           $12.77
At September 30, 2002      $1,010,623         $74,382         $1,085,005       $11.96           $12.84
At June 30, 2002            $982,348          $67,283         $1,049,631       $11.84           $12.65
At March 31, 2002           $978,186          $30,502         $1,008,688       $11.80           $12.17

         Leverage

         Our debt-to-equity ratio at June 30, 2003 and June 30, 2002 was 10:5:1 and 8.8:1, respectively. We generally expect to maintain a ratio of debt-to-equity of between 12:1 and 8:1, although the ratio may vary from this range from time to time based upon various factors, including our management's opinion of the level of risk of our assets and liabilities, our liquidity position, our level of unused borrowing capacity and over-collateralization levels required by lenders when we pledge assets to secure borrowings.

         Our target debt-to-equity ratio is determined under our capital investment policy. Should our actual debt-to-equity ratio increase above the target level due to asset acquisition or market value fluctuations in assets, we will cease to acquire new assets. Our management will, at that time, present a plan to our Board of Directors to bring us back to our target debt-to-equity ratio; in many circumstances, this would be accomplished in time by the monthly reduction of the balance of our Investment Securities through principal repayments.

         Asset/Liability Management and Effect of Changes in Interest Rates

         We continually review our asset/liability management strategy with respect to interest rate risk, mortgage prepayment risk, credit risk and the related issues of capital adequacy and liquidity. We seek attractive risk-adjusted stockholder returns while maintaining a strong balance sheet.

         We seek to manage the extent to which our net income changes as a function of changes in interest rates by matching adjustable-rate assets with variable-rate borrowings. In addition, although we have not done so to date, we may seek to mitigate the potential impact on net income of periodic and lifetime coupon adjustment restrictions in our portfolio of Investment Securities by entering into interest rate agreements such as interest rate caps and interest rate swaps.

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

         Inflation

         Virtually all of our assets and liabilities are financial in nature. As a result, interest rates and other factors drive our performance far more than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. Our financial statements are prepared in conformity with GAAP and our dividends based upon our net income as calculated for tax purposes; in each case, our activities and balance sheet are measured with reference to historical cost or fair market value without considering inflation.

         Other Matters

         We calculate that our qualified REIT assets, as defined in the Internal Revenue Code, are 100% and 100% of our total assets at June 30, 2003 and 2002, as compared to the Internal Revenue Code requirement that at least 75% of our total assets be qualified REIT assets. We also calculate that 100% of our revenue qualifies for the 75% source of income test, and 100% of our revenue qualifies for the 95% source of income test, under the REIT rules for the quarters ended June 30, 2003 and 2002. We also met all REIT requirements regarding the ownership of our common stock and the distribution of our net income. Therefore, as of June 30, 2003 and 2002, we believe that we qualified as a REIT under the Internal Revenue Code.

         We at all times intend to conduct our business so as not to become regulated as an investment company under the Investment Company Act. If we were to become regulated as an investment company, then our use of leverage would be substantially reduced. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" (qualifying interests). Under current interpretation of the staff of the SEC, in order to qualify for this exemption, we must maintain at least 55% of our assets directly in qualifying interests. In addition, unless certain mortgage securitites represent all the certificates issued with respect to an underlying pool of mortgages, the Mortgage-Backed Securities may be treated as securities separate from the underlying mortgage loans and, thus, may not be considered qualifying interests for purposes of the 55% requirement. We calculate that as of June 30, 2003 and 2002 we were in compliance with this requirement.

ITEM. 3           QUANTITATIVE AND QUALITIATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK
         Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. The primary market risk to which we are exposed is interest rate risk, which is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest-earning assets and the interest expense incurred in connection with our interest-bearing liabilities, by affecting the spread between our interest-earning assets and interest-bearing liabilities. Changes in the level of interest rates also can affect the value of our Investment Securities and our ability to realize gains from the sale of these assets. We may utilize a variety of financial instruments; including interest rate swaps, caps, floors and other interest rate exchange contracts, in order to limit the effects of interest rates on our operations. If we use these types of derivatives to hedge the risk of interest-earning assets or interest-bearing liabilities, we may be subject to certain risks, including the risk that losses on a hedge position will reduce the funds available for payments to holders of securities and that the losses may exceed the amount we invested in the instruments. To date, we have not purchased any hedging instruments.

         Our profitability and the value of our portfolio may be adversely affected during any period as a result of changing interest rates. The following table quantifies the potential changes in net interest income and portfolio value should interest rates go up or down 25, 50, and 75 basis points, assuming the yield curves of the rate shocks will be parallel to each other and the current yield curve. All changes in income and value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at June 30, 2003 and various estimates regarding prepayment and all activities are made at each level of rate shock. Actual results could differ significantly from these estimates.


                                  Projected Percentage Change in Projected Percentage Change in
        Change in Interest Rate         Net Interest Income              Portfolio Value
--------------------------------- ------------------------------ ------------------------------
-75 Basis Points                               (3%)                            1%
-50 Basis Points                               (7%)                            1%
-25 Basis Points                               (3%)                            1%
Base Interest Rate
+25 Basis Points                                3%                            (1%)
+50 Basis Points                                4%                            (1%)
+75 Basis Points                                10%                           (2%)

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

         The following table sets forth the estimated maturity or repricing of our interest-earning assets and interest-bearing liabilities at June 30, 2003. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except adjustable-rate loans, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature. Mortgage-Backed Securities reflect estimated prepayments that were estimated based on analyses of broker estimates, the results of a prepayment model that we utilized and empirical data. Our management believes that these assumptions approximate actual experience and considers them reasonable; however, the interest rate sensitivity of our assets and liabilities in the table could vary substantially if different assumptions were used or actual experience differs from the historical experience on which the assumptions are based.

                                                                          More than 1
                                          Within 3                         Year to 3       3 Years and
                                           Months        4-12 Months         Years            Over            Total
                                     ---------------- ----------------- ---------------- ---------------- --------------
                                                                   (dollars in thousands)
Rate Sensitive Assets:
  Investment Securities                   $3,338,475        $1,156,597       $3,117,542       $6,326,833    $13,939,447

Rate Sensitive Liabilities:
  Repurchase Agreements                   10,587,309           335,447        1,239,577         -            12,162,333
                                     ---------------- ----------------- ---------------- ---------------- --------------

Interest rate sensitivity gap           ($7,248,834)          $821,150       $1,877,965       $6,326,833     $1,777,114
                                     ================ ================= ================ ================ ==============

Cumulative rate sensitivity gap         ($7,248,834)      ($6,427,684)     ($4,549,719)       $1,777,114
                                     ================ ================= ================ ================

Cumulative interest rate
sensitivity gap as a percentage of
total rate-sensitive assets               (52%)            (46%)             (33%)             13%

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

ITEM 4.  CONTROLS AND PROCEDURES

         As of June 30, 2003, an evaluation was performed under the supervision and with the participation of our management, including our Chairman of the board of directors, Chief Executive Officer and President and our Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chairman of the board of directors, Chief Executive Officer and President and our Chief Financial Officer and Treasurer, concluded that our disclosure controls and procedures were effective as of June 30, 2003. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2003.

PART II. OTHER INFORMATION

Item 5.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The annual meeting of stockholders of Annaly Mortgage Management, Inc. was held on May 15, 2003.

(b)      All Class I director nominees were elected.

(c) Certain matters voted upon at the meeting and the votes cast with the respect to such matters are as follows:

Proposals and Vote Tabulations

                                                                                     Broker Non-
                   Director           Votes Received        Votes Withheld              Votes
     ----------------------------- --------------------- ---------------------- -------------------

     Spencer I. Browne                       79,488,752                685,637                   0

     Wellington J. Denahan                   79,439,645                734,744                   0

The continuing directors of the Company are Kevin P. Brady, Michael A.J. Farrell, Jonathan D. Green, John A. Lambiase, and Donnell A. Segalas.


Management Proposals

                                                            Votes Cast
                                                -----------------------------------
                                                                                                           Broker
                                                      For             Against            Abstain         Non-votes

Approval of the appointment of independent
auditors for 2003                                    79,684,382            272,503            217,504               0

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit Index

Exhibit Number                      Exhibit Description

31.1      Certification of Chief Executive Officer, pursuant to 18 U.S.C.
          Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2      Certification of Chief Financial Officer, pursuant to 18 U.S.C.
          Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer, 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer, 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports of Form 8-K

         We filed a Form 8-K on April 4, 2003 with respect to our entering into a Underwriting Agreement with UBS Warburg LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and U.S. Bancorp Piper Jaffray Inc. as representatives of the several underwriters (collectively, the "Underwriters"), relating to the sale of 8,200,000 shares of common stock, par value $0.01 per share (the "Common Stock"), and the granting of an over-allotment option for an additional 1,100,700 shares of Common Stock to the Underwriters to fulfill over-allotments.

         We filed a Form 8-K on April 29, 2003 for our press release dated April 25, 2003.

         The following current report on Form 8-K was filed by the Company subsequent to the second quarter of 2003:

         We filed a Form 8-K on July 28, 2003 for our press release dated July 28, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            ANNALY MORTGAGE MANAGEMENT, INC.

Dated:   August 14, 2003    By:/s/  Michael A.J. Farrell
                               -------------------------
                            Michael A.J. Farrell
                            Chairman of the Board and Chief Executive Officer
                            (authorized officer of registrant)

Dated:    August 14, 2003   By:/s/  Kathryn F. Fagan
                               ---------------------
                            Kathryn F. Fagan
                            Chief Financial Officer and Treasurer
                            (principal financial and accounting officer)