Form 10-Q
period 2003-09-30
ANNALY MORTGAGE MANAGEMENT INC
filed 2003-11-13
CIK 1043219

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2003

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

                             Yes  X     No
                                 -----     ----

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2) of the Exchange Act:

                             Yes X      No
                                -----      ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the last practicable date:

         Class                            Outstanding at November 12, 2003
Common Stock, $.01 par value                       96,013,214




                        Annaly Mortgage Management, Inc.

                                    FORM 10-Q

                                      INDEX

Part I.     FINANCIAL INFORMATION

         Item 1.  Financial Statements:

         Statements of Financial Condition- September 30, 2003 (Unaudited) and December 31, 2002                           1

         Statements of Operations (Unaudited) for the quarters and nine months ended                                       2
                  September 30, 2003 and 2002

         Statements of Stockholders' Equity (Unaudited) for the nine months ended September 30, 2003                       3

         Statements of Cash Flows (Unaudited) for the quarters and nine months ended                                       4
                  September 30, 2003 and 2002

         Notes to Financial Statements (Unaudited)                                                                      5-13

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations                 15-25

         Item 3. Quantitative and Qualitative Disclosures about Market Risk                                               26

         Item 4. Controls and Procedures                                                                                  27

Part II.     OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K                                                                         28

         SIGNATURES                                                                                                       29

         CERTIFICATIONS                                                                                                30-33



PART I.
ITEM 1.      FINANCIAL STATEMENTS


                        ANNALY MORTGAGE MANAGEMENT, INC.
                        STATEMENTS OF FINANCIAL CONDITION
                  (dollars in thousands, except for share data)



                                                                                                SEPTEMBER   DECEMBER 31,
                                                                                                 30, 2003      2002
                                                                                               (UNAUDITED)
                                                                                               ------------ ------------


                                            ASSETS

Cash and cash equivalents                                                                           $3,381         $726
Mortgage-Backed Securities, at fair value                                                       11,628,271   11,551,857
Agency Debentures, at fair value                                                                   976,814            -
Receivable for Mortgage-Backed Securities sold                                                     177,304       55,954
Accrued interest receivable                                                                         53,955       49,707
Other assets                                                                                         1,233          840
                                                                                               ------------ ------------
Total assets                                                                                   $12,840,958  $11,659,084
                                                                                               ============ ============

                             LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Repurchase agreements                                                                        $11,201,897  $10,163,174
  Payable for Mortgage-Backed Securities purchased                                                 445,148      338,691
  Accrued interest payable                                                                          13,868       14,935
  Dividends payable                                                                                 26,876       57,499
  Other liabilities                                                                                  4,294        2,812
  Accounts payable                                                                                   3,147        1,907

                                                                                               ------------ ------------
Total liabilities                                                                               11,695,230   10,579,018
                                                                                               ------------ ------------

Stockholders' Equity:
  Common stock: par value $.01 per share; 500,000,000
    Authorized 95,964,915 and 84,569,206 shares issued
   and outstanding, respectively                                                                       960          846
  Additional paid-in capital                                                                     1,192,819    1,003,200
  Accumulated other comprehensive gain (loss)                                                      (51,870)      75,511
  Retained earnings                                                                                  3,819          509

                                                                                               ------------ ------------
Total stockholders' equity                                                                       1,145,728    1,080,066
                                                                                               ------------ ------------

Total liabilities and stockholders' equity                                                     $12,840,958  $11,659,084
                                                                                               ============ ============



See notes to financial statements.



PART I.
ITEM 1.     FINANCIAL STATEMENTS

                        ANNALY MORTGAGE MANAGEMENT, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                (dollars in thousands, except per share amounts)






                                      For the          For the      For the Nine      For the Nine
                                   Quarter Ended   Quarter Ended     Months Ended     Months Ended
                                    September 30,   September 30,    September 30,     September 30,
                                        2003            2002             2003             2002
                                   -------------------------------  --------------  -----------------


INTEREST INCOME                          $66,855         $109,201        $248,247           $311,524

INTEREST EXPENSE                          43,922           54,012         139,740            141,884
                                   --------------  ---------------  --------------  -----------------

NET INTEREST INCOME                       22,933           55,189         108,507            169,640

GAIN ON SALE OF MORTGAGE- BACKED
 SECURITIES                                9,656            4,747          40,907              9,500

GENERAL AND ADMINISTRATIVE
EXPENSES                                   4,110            3,268          12,008             10,059
                                   --------------  ---------------  --------------  -----------------

NET INCOME                                28,479           56,668         137,406            169,081
                                   --------------  ---------------  --------------  -----------------

OTHER COMPREHENSIVE INCOME (LOSS):
  Unrealized gain (loss) on
   available-
    for-sale securities                  (43,405)          11,846         (86,474)            45,713
  Less:  reclassification
   adjustment
   for net gains included in net
    income                                (9,656)          (4,747)        (40,907)            (9,500)
                                   --------------  ---------------  --------------  -----------------
  Other comprehensive income (loss)      (53,061)           7,099        (127,381)            36,213
                                   --------------  ---------------  --------------  -----------------

COMPREHENSIVE INCOME (LOSS)             $(24,582)         $63,767         $10,025           $205,294
                                   ==============  ===============  ==============  =================

NET INCOME PER SHARE:
  Basic                                    $0.30            $0.68           $1.51              $2.08
                                   ==============  ===============  ==============  =================

  Diluted                                  $0.30            $0.68           $1.50              $2.07
                                   ==============  ===============  ==============  =================

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING:
  Basic                               94,685,685       83,668,422      90,929,196         81,206,156
                                   ==============  ===============  ==============  =================

  Diluted                             95,500,486       83,939,870      91,750,472         81,490,436
                                   ==============  ===============  ==============  =================

See notes to financial statements.


PART I
ITEM 1.     FINANCIAL STATEMENTS


                        ANNALY MORTGAGE MANAGEMENT, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                   (UNAUDITED)
                (dollars in thousands, except per share amounts)

                                                         Common Additional                           Other
                                                         Stock   Paid-In  Comprehensive Retained Comprehensive
                                                          Par    Capital     Income     Earnings    Income       Total
                                                          Value
                                                         ---------------------------------------------------------------
BALANCE, DECEMBER 31, 2002                                $846 $1,003,200                  $509      $75,511 $1,080,066
  Net Income                                                                   $50,775   50,775
  Other comprehensive income:
    Unrealized net loss on securities,
      net of reclassification adjustment                                        (4,511)               (4,511)
                                                                          -------------
  Comprehensive income                                                         $46,264                           46,264
                                                                          =============
  Exercise of stock options                                  -        215                                           215
  Proceeds from direct purchase and dividend
    reinvestment                                             -        955                                           955
  Dividends declared for the quarter
    ended March 31, 2003,
    $0.60 per share                                                                     (50,788)                (50,788)
                                                         -----------------             ---------------------------------
BALANCE, MARCH 31, 2003                                   $846 $1,004,370                  $496      $71,000 $1,076,712
  Net Income                                                                   $58,152   58,152
  Other comprehensive income:
    Unrealized net loss on securities,
      net of reclassification adjustment                                       (69,810)              (69,810)
                                                                          -------------
  Comprehensive loss                                                          $(11,658)                         (11,658)
                                                                          =============
  Exercise of stock options                                  -        154                                           154
  Proceeds from direct purchase and dividend
     reinvestment                                            1      1,346                                         1,347
  Proceeds from subsequent offering                         93    151,222                                       151,315
  Dividends declared for the quarter
    ended June 30, 2003,
    $0.60 per share                                                                     (56,432)                (56,432)
                                                         -----------------             ---------------------------------
BALANCE, JUNE 30, 2003                                    $940 $1,157,092                $2,216       $1,190 $1,161,438
  Net Income                                                                   $28,479   28,479
  Other comprehensive income:
    Unrealized net loss on securities,
      net of reclassification adjustment                                       (53,061)              (53,060)
                                                                          -------------
  Comprehensive loss                                                          $(24,582)                         (24,581)
                                                                          =============
  Exercise of stock options                                  -         17                                            17
  Proceeds from direct purchase and dividend
    reinvestment                                             1      1,004                                         1,005
  Proceeds from equity shelf program offering               19     34,706                                        34,725
  Dividends declared for the quarter
    ended September 30, 2003,
    $0.28 per average share                                                             (26,876)                (26,876)
                                                         -----------------             ---------------------------------
BALANCE, SEPTEMBER 30, 2003                               $960 $1,192,819                $3,819     $(51,870)$1,145,728
                                                         =================             =================================

See notes to financial statements.

PART I
ITEM 1.     FINANCIAL STATEMENTS


                        ANNALY MORTGAGE MANAGEMENT, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                           (dollars in the thousands)

                                                                          For the     For the   For the NineFor the Nine
                                                                          Quarter     Quarter      Months      Months
                                                                            Ended       Ended      Ended       Ended
                                                                         September   September   September   September
                                                                             30,         30,      30, 2003    30, 2002
                                                                            2003        2002
                                                                        ------------------------------------------------
Cash flows from operating activities:
  Net income                                                                $28,479     $56,668    $137,406    $169,081
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Amortization of mortgage premiums and
         discounts, net                                                      72,047      28,229     178,180      65,917
      Gain on sale of Mortgage-Backed Securities                             (9,656)     (4,747)    (40,907)     (9,500)
      Stock option expense                                                        -           -          60         163
      Market value adjustment on long-term
        repurchase agreement                                                   (313)      1,252       1,783         883
      Decrease (increase) in accrued interest receivable                      4,071         903      (4,248)     (3,146)
      Increase in other assets                                                 (129)        (15)       (394)     (1,061)
      (Decrease) increase in accrued interest payable                        (2,919)      7,325      (1,067)     11,992
      Increase in accounts payable                                              945         233       1,240       1,084
                                                                        ------------------------------------------------
        Net cash provided by operating activities                            92,525      89,848     272,053     235,413
                                                                        ------------------------------------------------
Cash flows from investing activities:
   Purchase of Mortgage-Backed Securities                                (2,571,157) (2,021,616) (9,788,410) (8,011,359)
   Purchase of agency debentures                                           (394,940)          -  (1,735,940)          -
   Proceeds from sale of Mortgage-Backed Securities                         596,487     321,237   2,708,880   1,129,673
   Proceeds from callable agency debentures                                 575,000           -     746,000           -
   Principal payments of Mortgage-Backed
     Securities                                                           2,686,374   1,014,235   6,736,696   2,972,127
                                                                        ------------------------------------------------
         Net cash provided by (used in) in investing
               activities                                                   891,764    (686,144) (1,332,774) (3,909,559)
                                                                        ------------------------------------------------
Cash flows from financing activities:
  Proceeds from repurchase agreements                                    32,273,478  18,851,415  87,956,308  60,801,326
  Principal payments on repurchase agreements                           (33,234,016)(18,226,432)(86,917,886)(57,359,369)
  Proceeds from exercise of stock options                                        17         123         327         608
  Proceeds from direct purchase and dividend
    reinvestment                                                              1,004         859       3,306       2,249
  Net proceeds from offerings                                                34,725      28,102     186,040     375,439
  Dividends paid                                                            (56,420)    (56,415)   (164,720)   (144,534)
                                                                        ------------------------------------------------
         Net cash provided by (used in) financing
              activities                                                   (981,212)    597,652   1,063,375   3,675,719
                                                                        ------------------------------------------------

Net increase in cash and cash equivalents                                     3,077       1,356       2,655       1,573

Cash and cash equivalents, beginning of period                                  304         646         726         429

                                                                        ------------------------------------------------
Cash and cash equivalents, end of period                                     $3,381      $2,002      $3,381      $2,002
                                                                        ================================================

Supplemental disclosure of cash flow information:
  Interest paid                                                             $46,842     $46,687    $140,807    $129,892
                                                                        ================================================
Noncash financing activities:
  Net change in unrealized (loss) gain  on available-
      for-sale securities net of reclassification
      adjustment                                                           $(53,061)     $7,099   $(127,381)    $36,213
                                                                        ================================================
  Dividends declared, not yet paid                                          $26,876     $57,465     $26,876     $57,465
                                                                        ================================================
See notes to financial statements.


ANNALY MORTGAGE MANAGEMENT, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(UNAUDITED)
--------------------------------------------------------------------------------

1.    ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

         Annaly Mortgage Management, Inc. (the "Company") was incorporated in Maryland on November 25, 1996. The Company commenced its operations of purchasing and managing an investment portfolio of primarily Mortgage-Backed Securities and Agency Securities (as defined below) on February 18, 1997, upon receipt of the net proceeds from the private placement of equity capital. An initial public offering was completed on October 14, 1997.

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

         Unrealized losses on Investment Securities that are considered other than temporary, as measured by the amount of decline in fair value attributable to factors other than temporary, are recognized in income and the cost basis of the Mortgage-Backed Securities is adjusted. There were no such adjustments for the nine months ended September 30, 2003 and 2002.

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

         Credit Risk - At September 30, 2003 and December 31, 2002, the Company has limited its exposure to credit losses on its portfolio of Investment Securities by only purchasing securities issued by Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA"), Government National Mortgage Association ("GNMA"), or Federal Home Loan Bank ("FHLB"). The payment of principal and interest on the FHLMC and FNMA and FHLB Investment Securities are guaranteed by those respective agencies and the payment of principal and interest on the GNMA Mortgage-Backed Securities are backed by the full-faith-and-credit of the U.S. government. At September 30, 2003 and December 31, 2002 all of the Company's Investment Securities have an actual or implied "AAA" rating.

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

2.    MORTGAGE-BACKED SECURITIES

         The following table pertains to the Company's Mortgage-Backed Securities classified as available-for-sale as of September 30, 2003, which are carried at their fair value:




                                    Federal Home Loan     Federal National     Government National  Total Mortgage-Backed
                                  Mortgage Corporation   Mortgage Association  Mortgage Association       Securities
                                 ---------------------- --------------------- --------------------- ---------------------
                                                                 (dollars in thousands)
Mortgage-Backed
  Securities, gross                         $3,886,310            $7,105,907              $381,044           $11,373,261

Unamortized discount                              (19)               (1,070)           -                         (1,089)
Unamortized premium                             84,525               203,973                 6,345               294,843
                                 ---------------------- --------------------- --------------------- ---------------------
Amortized cost                               3,970,816             7,308,810               387,389            11,667,015

Gross unrealized gains                          12,075                14,891                   473                27,439
Gross unrealized losses                       (20,406)              (43,340)               (2,437)              (66,183)
                                 ---------------------- --------------------- --------------------- ---------------------

Estimated fair value                        $3,962,485            $7,280,361              $385,425           $11,628,271
                                 ====================== ===================== ===================== =====================

                                     Amortized Cost     Gross Unrealized Gain Gross Unrealized Loss  Estimated Fair Value
                                 ---------------------- --------------------- --------------------- ---------------------
                                                                 (dollars in thousands)
Adjustable rate                            $ 7,740,589               $23,197             $(29,228)           $ 7,734,558

Fixed rate                                   3,926,426                 4,242              (36,955)             3,893,713
                                 ---------------------- --------------------- --------------------- ---------------------

Total                                      $11,667,015               $27,439             $(66,183)           $11,628,271
                                 ====================== ===================== ===================== =====================


         The following table pertains to the Company's Mortgage-Backed Securities classified as available-for-sale as of December 31, 2002, which are carried at their fair value:


                                  Federal Home Loan       Federal National     Government National  Total Mortgage-Backed
                                  Mortgage Corporation   Mortgage Association  Mortgage Association       Securities
                                 ---------------------- --------------------- --------------------- ---------------------
                                                                 (dollars in thousands)
Mortgage-Backed
  Securities, gross                         $5,120,929            $5,860,987             $ 220,468           $11,202,384

Unamortized discount                             (544)                                           -                 (664)
                                                                       (120)
Unamortized premium                            105,872               164,071                 4,684               274,627
                                 ---------------------- --------------------- --------------------- ---------------------
Amortized cost                               5,226,257             6,024,938               225,152            11,476,347

Gross unrealized gains                          31,731                58,239                                      90,507
                                                                                               537
Gross unrealized losses                        (9,554)               (5,318)                 (125)              (14,997)
                                 ---------------------- --------------------- --------------------- ---------------------

Estimated fair value                        $5,248,434           $ 6,077,859             $ 225,564           $11,551,857
                                 ====================== ===================== ===================== =====================




                                     Amortized Cost     Gross Unrealized Gain Gross Unrealized Loss  Estimated Fair Value
                                 ---------------------- --------------------- --------------------- ---------------------

Adjustable rate                            $ 7,144,741              $ 35,349            $ (12,424)            $7,167,666

Fixed rate                                   4,331,606                55,158               (2,573)             4,384,191
                                 ---------------------- --------------------- --------------------- ---------------------

Total                                     $ 11,476,347              $ 90,507            $ (14,997)           $11,551,857
                                 ====================== ===================== ===================== =====================


         The adjustable rate Mortgage-Backed Securities are limited by periodic caps (generally interest rate adjustments are limited to no more than 1% every six months) and lifetime caps. The weighted average lifetime cap was 10.2% at September 30, 2003 and 8.8% at December 31, 2002.

         During the nine months ended September 30, 2003, the Company realized $40.9 million in gains from sales of Mortgage-Backed Securities. During the nine months ended September 30, 2002, the Company realized $9.5 million in gains from sales of Mortgage-Backed Securities.

3.    AGENCY DEBENTURES

         At September 30, 2003, the Company owned callable agency debentures totaling $990.0 million par value. FHLMC, FNMA, and FHLB are the issuers of the debentures. All of the Company's agency debentures are classified as available-for-sale. The unrealized loss on the Company's agency debentures at September 30, 2003 was $13.1 million. The Company's agency debentures are adjustable rate and fixed rate with a weighted average lifetime cap of 5.80%.

4.    REPURCHASE AGREEMENTS

         The Company had outstanding $11.2 billion and $10.2 billion of repurchase agreements with a weighted average borrowing rate of 1.46% and 1.72% and a weighted average remaining maturity of 74 days and 124 days as of September 30, 2003 and December 31, 2002, respectively.

         At September 30, 2003 and December 31, 2002, the repurchase agreements had the following remaining maturities:


                                               September 30, 2003             December 31, 2002
                                        ------------------------------- ----------------------------
                                                           (dollars in thousands)

Within 30 days                                             $ 9,484,851                  $ 7,778,003
30 to 59 days                                                  252,980                      816,906
60 to 89 days                                                        -                      104,500
90 to 119 days                                                       -                            -
Over 120 days                                                1,464,066                    1,463,765
                                        ------------------------------- ----------------------------

Total                                                      $11,201,897                  $10,163,174
                                        =============================== ============================

5.    OTHER LIABILITIES

         In July 2001, the Company entered into a repurchase agreement maturing in July 2004 which grants the buyer the right to extend the agreement, in whole or in part, in three-month increments up to July 2006. The repurchase agreement has a principal value of $100,000,000. The Company accounts for the extension option as a separate interest rate floor liability carried at fair value. The initial fair value of $1,205,000 allocated to the interest rate floor resulted in a similar discount on the repurchase agreement borrowings that is being amortized over the initial term of 3 years using the effective yield method. At September 30, 2003, the fair value of this interest rate floor was a $4,294,000 and was classified as other liabilities.

6.    COMMON STOCK

         During the nine months ended September 30, 2003, the Company declared dividends to shareholders totaling $134,096,000 or $1.48 per share, which $26,876,000 was paid on October 29, 2003. On April 1, 2003 the Company entered into an underwriting agreement pursuant to which the Company raised net proceeds of approximately $151.3 million in equity in a subsequent offering of 9,300,700 shares of common stock. During the nine months ended September 30, 2003, 1,879,600 shares were issued through the Equity Shelf Program, totaling net proceeds of $34.7 million. During the nine months ended September 30, 2003, 37,622 options were exercised under the long-term compensation plan at $387,000. Also, 177,787 shares were purchased in the dividend reinvestment and direct purchase program at $3,305,000.

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

7.    EARNINGS PER SHARE (EPS)

         For the quarter ended September 30, 2003, the reconciliation is as follows:

                                                   For the Quarter Ended September 30, 2003
                                               (dollars in thousands, except per share amounts)
                                       ------------------- --------------------- ---------------------
                                                              Weighted Average
                                              Income               Shares              Per-Share
                                           (Numerator)        (Denominator)             Amount
                                       ------------------- --------------------- ---------------------
Net income                                        $28,479
                                       -------------------

Basic earnings per share                          $28,479                94,686                 $0.30
                                                                                 =====================

Effect of dilutive securities:
  Dilutive stock options                                                    814
                                       ------------------- ---------------------
  Diluted earnings per share                      $28,479                95,500                 $0.30
                                       =================== ===================== =====================


         Options to purchase 12,500 shares of stock were outstanding and considered anti-dilutive as their exercise price exceeded the average stock price for the quarter.

         For the quarter ended September 30, 2002, the reconciliation is as follows:

                                                   For the Quarter Ended September 30, 2002
                                               (dollars in thousands, except per share amounts)
                                       ---------------------------------------------------------------
                                                              Weighted Average
                                              Income               Shares              Per-Share
                                           (Numerator)          (Denominator)            Amount
                                       ------------------- --------------------- ---------------------
Net income                                        $56,668
                                       -------------------

Basic earnings per share                          $56,668                83,668                 $0.68
                                                                                 =====================

Effect of dilutive securities:
  Dilutive stock options                                                    271

                                       ------------------- ---------------------
  Diluted earnings per share                      $56,668                83,939                 $0.68
                                       =================== ===================== =====================




         Options to purchase 6,250 shares of stock were outstanding and considered anti-dilutive as their exercise price exceeded the average stock price for the quarter.

         For the nine months ended September 30, 2003, the reconciliation is as follows:

                                                 For the Nine Months Ended September 30, 2003
                                               (dollars in thousands, except per share amounts)
                                       ---------------------------------------------------------------
                                                              Weighted Average
                                              Income               Shares              Per-Share
                                           (Numerator)          (Denominator)            Amount
                                       ------------------- --------------------- ---------------------
Net income                                       $137,406
                                       -------------------

Basic earnings per share                         $137,406                90,929                 $1.51
                                                                                 =====================

Effect of dilutive securities:
  Dilutive stock options                                                    821

                                       ------------------- ---------------------
  Diluted earnings per share                     $137,406                91,750                 $1.50
                                       =================== ===================== =====================


         Options to purchase 12,500 shares of stock were outstanding and considered anti-dilutive as their exercise price exceeded the average stock price for the nine months ended September 30, 2003.





                  For the nine months ended September 30, 2002, the reconciliation is as follows:

                                                 For the Nine Months Ended September 30, 2002
                                               (dollars in thousands, except per share amounts)
                                       ---------------------------------------------------------------
                                                              Weighted Average
                                              Income               Shares              Per-Share
                                           (Numerator)          (Denominator)            Amount
                                       ------------------- --------------------- ---------------------
Net income                                       $169,081
                                       -------------------

Basic earnings per share                         $169,081                81,206                 $2.08
                                                                                 =====================

Effect of dilutive securities:
  Dilutive stock options                                                    284
                                       ------------------- ---------------------
  Diluted earnings per share                     $169,081                81,490                 $2.07
                                       =================== ===================== =====================


         Options to purchase 6,250 shares of stock were outstanding and considered anti-dilutive as their exercise price exceeded the average stock price for the nine months ended September 30, 2002.

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

     The following table sets forth activity relating to the Company's stock options awards

                             For the nine months ended September     For the nine months ended September
                                           30, 2003                               30, 2002
                                                 Weighted Average                       Weighted Average
                             Number of Shares     Exercise Price    Number of Shares     Exercise Price
Options outstanding at
the beginning of period                 512,706              $8.59            635,826               $8.48
Granted                                 643,450              18.00              6,250               20.35
Exercised                              (37,622)               8.69           (77,032)                8.87
Expired                              -                   -                   (32,275)                8.28
                            -------------------- ------------------ ------------------ -------------------

Options outstanding at
 the end of period                    1,118,534             $14.00            532,769               $8.58
                            ==================== ================== ================== ===================

Options exercisable
  at end of period                      346,514              $8.90            319,198               $8.71


         The following table summarizes information about stock options outstanding at September 30, 2003:

   Range of Exercise Prices         Options Outstanding       Weighted Average Exercise   Weighted Average Remaining
                                                                        Price              Contractual Life (Years)

 $7.94-$19.99                                     1,106,034                       $13.93                          8.2
$20.00-$29.99                                        12,500                        20.53                          4.3
                                ---------------------------- ---------------------------- ----------------------------
                                                  1,118,534                       $14.00                          8.1
                                ============================ ============================ ============================

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

There were 643,450 stock options granted during the nine months ended September 30, 2003. There were 6,250 stock options granted during the nine months ended September 30, 2002. The weighted average fair value at date of grant for stock options granted during the nine months ended September 30, 2003 and 2002 was $1.52 and $0.83 per option, respectively. The fair value of stock options at date of grant was estimated using the Black-Scholes option pricing model utilizing the following weighted average assumptions:

                                                             For the Nine Months Ended September 30,
                                                                  2003                     2002
                                                           ---------------------------------------------
Risk-free interest rate                                                  4.28%                    2.49%
Expected option life in years                                             9.95                        5
Expected stock price volatility                                            29%                      22%
Expected dividend yield                                                  9.15%                   11.28%

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

                                                     For the Quarter Ended      For the Nine Months Ended
                                                         September 30,                September 30,
                                                       2003         2002           2003            2002
                                                    ----------- ------------- ---------------- --------------
Net income, as reported                                $28,479       $56,668         $137,406       $169,081
Deduct:  Total stock-based employee compensation
expense determined under fair value based method
                                                          (29)           (5)             (86)           (14)
                                                    ----------- ------------- ---------------- --------------
Pro-forma net income                                   $28,450       $56,663         $137,320       $169,067
                                                    =========== ============= ================ ==============

Net income per share, as reported
Basic                                                    $0.30         $0.68            $1.51          $2.08
Diluted                                                  $0.30         $0.68            $1.50          $2.07

Pro-forma net income per share                           $0.30         $0.68            $1.51          $2.08
Basic                                                    $0.30         $0.68            $1.50          $2.07
Diluted

9.    COMPREHENSIVE INCOME

         The Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Statement No. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. The Company at September 30, 2003 and December 31, 2002 held securities classified as available-for-sale. At September 30, 2003, the net unrealized loss totaled $51.9 million and at December 31, 2002, the net unrealized gain totaled $75.5 million.

10.   LEASE COMMITMENTS

         The Company has a noncancelable lease for office space, which commenced in May 2002 and expires in December 2009.

         The Corporation's aggregate future minimum lease payments are as follows:

                                                               (dollars in thousands)
                                                              ------------------------

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
                                                              ========================



11.      RELATED PARTY TRANSACTION

     Michael A.J. Farrell, our Chairman of the Board, Chief Executive Officer and President, Wellington J. Denahan, our Vice Chairman and Chief Investment Officer, Kathryn F. Fagan, our Chief Financial Officer and Treasurer, Jennifer
A. Stephens, our Executive Vice President and Secretary, and other of the Company's officers and employees are the shareholders of Fixed Income Discount Advisory Company (or FIDAC). Mr. Farrell, Ms. Denahan and other officers and employees are actively involved in managing mortgage-backed securities and other fixed income assets on behalf of FIDAC.

     Mr. Farrell, on behalf of FIDAC, approached the Company about the possibility of acquiring FIDAC. The Company's board of directors formed a special committee of independent directors to consider this matter and the special committee retained independent counsel and an independent financial adviser to assist it. The special committee has determined that the Company should explore the possible acquisition of FIDAC.

     The Company is currently engaged in discussions with FIDAC regarding the Company's potential acquisition of FIDAC, the outcome of which is uncertain. The price and terms of the proposed acquisition of FIDAC have not yet been determined. The Company's management believes, however, that if a transaction were to go forward the purchase price will be payable in shares of the Company's common stock.

     No assurances can be made as to whether or when the Company will acquire FIDAC. The Company cannot predict the terms and conditions of the proposed acquisition. Either party may at any time determine not to proceed with this proposed acquisition without any further obligation. In addition, the Company cannot be sure of the potential consequences of acquiring or not acquiring FIDAC.

     If the Company is able to reach an agreeement to acquire FIDAC, the proposed acquisition will be submitted to a vote of our stockholders.

         If we are able to reach an agreement to acquire FIDAC, we expect that the proposed acquisition will be submitted to a vote of our stockholders.

         Our management currently allocates rent and other general and administrative expenses in the amounts of 90% and 10% to the Company and FIDAC, respectively.

  12.     INTEREST RATE RISK

         The primary market risk to the Company is interest rate risk. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond the Company's control. Changes in the general level of interest rates can affect net interest income, which is the difference between the interest income earned on interest-earning assets and the interest expense incurred in connection with the interest-bearing liabilities, by affecting the spread between the interest-earning assets and interest-bearing liabilities. Changes in the level of interest rates also can affect the value of the Investment Securities and the Company's ability to realize gains from the sale of these assets.

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

Overview

         Annaly Mortgage Management, Inc. ("we" or "us") is a real estate investment trust that owns and manages a portfolio of Investment Securities which consist of Mortgage-Backed Securities and agency debentures. Our principal business objective is to generate net income for distribution to our stockholders from the spread between the interest income on our Investment Securities and the costs of borrowing to finance our acquisition of Investment Securities.

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


Results of Operations: For the Quarters and Nine months ended September 30, 2003 and 2002

         Net Income Summary

         For the quarter ended September 30, 2003, our net income was $28.5 million, or $0.30 basic earnings per average share, as compared to $56.7 million, or $0.68 basic earnings per average share, for the quarter ended September 30, 2002. We attribute the decrease in net income for the quarter ended September 30, 2003, over the quarter ended September 30, 2002, to the decline in the interest rate spread between the rate on interest-earning assets and the cost of funds for interest-bearing liabilities. We believe the decline in net income is due to the extremely high levels of mortgage refinancings which resulted in very high levels of premium amortization on our Investment Securities. We compute our net income per share by dividing net income by the weighted average number of shares of outstanding common stock during the period, which was 94,685,685 for the quarter ended September 30, 2003 and 83,668,422 for the quarter ended September 30, 2002. Dividends per share outstanding for the quarter ended September 30, 2003 was $0.28 per share, or $26.9 million in total. Dividends per actual share outstanding for the quarter ended September 30, 2002 was $0.68 per share, or $57.5 million in total. Our return on average equity was
9.88 % for the quarter ended September 30, 2003 and 21.24% for the quarter ended September 30, 2002. The decline in the return on average equity resulted from the declining interest rate spread.

         For the nine months ended September 30, 2003, our net income was $137.4 million, or $1.51 basic earnings per average share, as compared to $169.1 million, or $2.08 basic earnings per average share, for the nine months ended September 30, 2002. We attribute the decrease in net income for the nine month period ended September 30, 2003, over the nine month period ended September 30, 2002, to the decline in the interest rate spread between the rate on interest-earning assets and the cost of funds for interest-bearing liabilities. As noted above, the extremely high levels of premium amortization on our Investment Securities has reduced our net income, primarily in the third quarter of 2003. We compute our net income per share by dividing net income by the weighted average number of shares of outstanding common stock during the period, which was 90,929,196 for the nine months ended September 30, 2003 and 81,206,156 for the nine months ended September 30, 2002. Dividends per actual share outstanding for the nine months ended September 30, 2003 was $1.48 per share, or $134.1 million in total. Dividends per actual share outstanding for the nine months ended September 30, 2002 was $1.99 per share, or $166.1 million in total. Our annualized return on average equity was 16.42% for the nine months ended September 30, 2003 and 23.67% for the nine months ended September 30, 2002.


                                                               Net Income Summary
                                            (dollars in the thousands, except for per-share amounts)

                                                       Quarter Ended   Quarter Ended    Nine Months      Nine Months
                                                                         September         Ended            Ended
                                                       September 30,      30, 2002     September 30,    September 30,
                                                           2003                             2003            2002
                                                      ---------------- --------------- --------------- ----------------

  Interest Income                                             $66,855        $109,201        $248,247         $311,524
  Interest Expense                                             43,922          54,012         139,740          141,884
                                                      ---------------- --------------- --------------- ----------------
  Net Interest Income                                          22,933          55,189         108,507          169,640
  Gain on Sale of Investment Securities                         9,656           4,747          40,907            9,500
  General and Administrative Expenses                           4,110           3,268          12,008           10,059
                                                      ---------------- --------------- --------------- ----------------
  Net Income                                                  $28,479         $56,668        $137,406         $169,081
                                                      ================ =============== =============== ================

  Weighted Average Number of Basic Shares
    Outstanding                                            94,685,685      83,668,422      90,929,196       81,206,156
  Weighted Average Number of Diluted Shares
    Outstanding                                            95,500,486      83,939,870      91,750,472       81,490,436

  Basic Net Income Per Share                                     0.30            0.68           $1.51            $2.08
  Diluted Net Income Per Share                                   0.30            0.68           $1.50            $2.07

  Average Total Assets                                    $13,775,543     $11,398,653     $12,971,228      $10,193,258
  Average Equity                                           $1,153,583      $1,067,212      $1,115,986         $952,617

  Annualized Return on Average Assets                           0.83%           1.99%           1.41%            2.21%
  Annualized Return on Average Equity                           9.88%          21.24%          16.42%           23.67%

         Interest Income and Average Earning Asset Yield

         We had average earning assets of $12.6 billion and $10.7 billion for the quarters ended September 30, 2003 and 2002, respectively. Our primary source of income for the quarters ended September 30, 2003 and 2002 was interest income. A portion of our income was generated by gains on the sales of our Investment Securities. Our interest income was $66.9 million for the quarter ended September 30, 2003 and $109.2 million for the quarter ended September 30, 2002. Our yield on average earning assets was 2.13% and 4.10% for the same respective periods. Our average earning asset balance increased by $1.9 billion and interest income decreased by $42.3 million for the quarter ended September 30, 2003 as compared to the quarter ended September 30, 2002, due to the substantial decline in the yield on interest-earning assets because of increased premium amortization. The decline in the yield was the result of increased prepayment speeds and reduced coupons.

         We had average earning assets of $12.1 billion and $9.3 billion for the nine months ended September 30, 2003 and 2002, respectively. Our interest income was $248.2 million for the nine months ended September 30, 2003 and $311.5 million for the nine months ended September 30, 2002. Our yield on average earning assets was 2.74 % and 4.47 % for the same respective periods. Our average earning asset balance increased by $2.8 billion and interest income decreased by $63.3 million for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. The average earning assets increased as a result of the equity offering in the second quarter of 2003 and the equity shelf program in the third quarter of 2002. The table below shows our average balance of cash equivalents and investment securities, the yields we earned on each type of earning asset, our yield on average earning assets and our interest income for the quarter ended September 30, 2003, June 30, 2003 March 31, 2003, the year ended December 31, 2002 and the four quarters in 2002.

                           Average Earning Asset Yield
                             (dollars in thousands)
                 (ratios for the quarters have been annualized )

                                                                                                    Yield on
                                                                          Yield on    Yield on      Average
                                         Average     Average     Average   Average     Average     Interest
                                           Cash    Investment    Earning   Cash        Investment     Earning   Interest
                                        EquivalentsSecurities    Assets    Equivalents Securities     Assets      Income

For  the Quarter Ended September 30,2003    -      $12,577,165 $12,577,165     -          2.13%        2.13%      $66,855
For  the Quarter Ended June 30, 2003        -      $12,815,290 $12,815,290     -          2.93%        2.93%      $93,892
For  the Quarter Ended March 31, 2003       -      $10,837,147 $10,837,147     -          3.23%        3.23%      $87,500
--------------------------------------------------------------------------------------------------------------------------
For the Year Ended December 31, 2002        $2      $9,575,365  $9,575,367   1.14%        4.22%        4.22%     $404,165
For the Quarter Ended December 31, 2002     $2     $10,400,894 $10,400,896   0.88%        3.56%        3.56%      $92,641
For the Quarter Ended September 30,         $2     $10,661,228 $10,661,230   1.14%        4.10%        4.10%     $109,201
2002
For the Quarter Ended June 30, 2002         $2      $9,629,332  $9,629,334   1.23%        4.55%        4.55%     $109,423
For  the Quarter Ended March 31, 2002       $2      $7,610,006  $7,610,008   1.29%        4.88%        4.88%      $92,900


         The constant prepayment rate ("CPR") on our Mortgage-Backed Securities for the quarters ended September 30, 2003 and 2002 48% and 34% respectively. CPR is an assumed rate of prepayment for our Mortgage-Backed Securities, expressed as an annual rate of prepayment relative to the outstanding principal balance of our Mortgage-Backed Securities. CPR does not purport to be either a historical description of the prepayment experience of our Mortgage-Backed Securities or a prediction of the anticipated rate of prepayment of our Mortgage-Backed Securities.

         Principal prepayments had a negative effect on our earning asset yield for the quarters ended September 30, 2003 and 2002 because we adjust our rates of premium amortization and discount accretion monthly based upon the effective yield method, which takes into consideration changes in prepayment speeds.

         Interest Expense and the Cost of Funds

         We had average borrowed funds of $12.2 billion and total interest expense of $43.9 million for the quarter ended September 30, 2003. We had average borrowed funds of $10.1 billion and total interest expense of $54.0 million for the quarter ended September 30, 2002. Our average cost of funds was
1.44 % for the quarter ended September 30, 2003 and 2.13% for the quarter ended September 30, 2002. The cost of funds rate decreased
 69 basis points and the average borrowed funds increased by $2.1 billion for the quarter ended September 30, 2003 when compared to the quarter ended September 30, 2002. Interest expense for the quarter decreased 19% due to the large decline in the average cost of funds.

         We had average borrowed funds of $11.7 billion and total interest expense of $139.7 million for the nine months ended September 30, 2003. We had average borrowed funds of $8.8 billion and total interest expense of $141.9 million for the nine months ended September 30, 2002. Our average cost of funds was 1.60 % for the nine months ended September 30, 2003 and 2.15 % for the nine months ended September 30, 2002. The cost of funds rate decreased 55 basis points and the average borrowed funds increased by $2.9 billion for the nine months ended September 30, 2003 when compared to the nine months ended September 30, 2002.

         The table below shows our average borrowed funds, interest expense and average cost of funds as compared to average one-month and average six-month LIBOR for the quarters ended September 30, 2003, June 30, 2003, March 31, 2003, the year ended December 31, 2002 and the four quarters in 2002.

                              Average Cost of Funds
                             (dollars in thousands)
                 (ratios for the quarters have been annualized)

                                                                              Average
                                                                             One-Month   Average Cost   Average Cost
                                                                            LIBOR Less     of Funds    of Funds Less
                           Average           Average    Average  Average      Average    Less Average    to Average
                          Borrowed   InterestCost of    One-MonthSix-Month   Six-Month     One-Month     Six-Month
                            Funds    Expense   Funds     LIBOR     LIBOR       LIBOR         LIBOR         LIBOR

For the Quarter Ended
  September 30, 2003    $12,186,985  $43,922    1.44%    1.11%     1.17%      (0.06%)        0.33%         0.27%
For the Quarter Ended
  June 30, 2003         $12,311,329  $51,770    1.68%    1.26%     1.20%       0.06%         0.42%         0.48%
For the Quarter Ended
  March 31, 2003        $10,463,252  $44,048    1.68%    1.34%     1.33%       0.01%         0.34%         0.35%
----------------------------------------------------------------------------------------------------------------------
For the Year Ended
  December 31, 2002     $9,128,933   $191,758   2.10%    1.77%     1.88%      (0.11%)        0.33%         0.22%
For the Quarter Ended
   December 31, 2002    $10,097,676  $49,874    1.98%    1.57%     1.55%       0.02%         0.41%         0.43%
For the Quarter Ended
   September 30, 2002   $10,122,840  $54,012    2.13%    1.82%     1.82%         -           0.31%         0.31%
For the Quarter Ended
  June 30, 2002         $9,102,992   $47,860    2.10%    1.85%     2.11%      (0.26%)        0.25%        (0.01%)
For the Quarter Ended
  March 31, 2002        $7,192,222   $40,012    2.23%    1.85%     2.06%      (0.21%)        0.38%         0.17%

         Our net interest income, which equals interest income less interest expense, totaled $22.9 million for the quarter ended September 30, 2003 and $55.2 million for the quarter ended September 30, 2002. Our net interest income decreased because of the decline in net interest spread. This decline in spread is the direct result of the low interest rate environment and the high prepayment speeds. Our net interest spread, which equals the yield on our average assets for the period less the average cost of funds for the period, was 0.69% for the quarter ended September 30, 2003 as compared to 1.97% for the quarter ended September 30, 2002. This 128 basis point decrease in spread income is reflected in the decrease in net interest income.

         Our net interest income, which equals interest income less interest expense, totaled $108.5 million for the nine months ended September 30, 2003 and $169.6 million for the nine months ended September 30, 2002. Our net interest income declined for the nine month period due to the large amount of prepayments and the lower interest rate environment. Our net interest spread, which equals the yield on our average assets for the period less the average cost of funds for the period, was 1.14% for the nine months ended September 30, 2003 as compared to 2.32% for the nine months ended September 30, 2002. This 118 basis point increase in spread income is reflected in the increase in net interest income.

         The table below shows our average investment securities and cash equivalents, total interest income, yield on assets interest expense, average repurchase agreements, average cost of funds, and net interest income for the quarters ended September 30, 2003, June 30, 2003, March 31, 2003, the year ended December 31, 2002, and each of the four quarters in 2002.


                               Net Interest Income
                             (dollars in thousands)
                 (ratios for the quarters have been annualized)

                                                                     Yield
                                                                      on
                        Average    Interest                         Average    Average              Average
                      Investment   Income on                Total   Interest  Balance of             Cost     Net
                      Securities  Investment  Average Cash Interest Earning   Repurchase  Interest    of    Interest
                         Held     Securities  Equivalents   Income   Assets   Agreements   Expense   Funds   Income
                     ------------ ---------- ------------- -------- -------- ------------ --------- -------- -------

  For the Quarter
  Ended
  September 30, 2003  $12,577,165     $66,855      -       $66,855   2.13%   $12,186,985   $43,922   1.44%    $22,933
  For the Quarter
  Ended               $12,815,290     $93,892      -        $93,892  2.93%    $12,311,329   $51,770  1.68%    $42,122
     June 30, 2003
  For the Quarter
  Ended               $10,837,147     $87,500      -        $87,500  3.23%    $10,463,251   $44,048  1.68%    $43,452
     March 31, 2003
  --------------------------------------------------------------------------------------------------------------------
  For the Year Ended
    December 31, 2002  $9,575,365    $404,165      $2      $404,165  4.22%     $9,128,933  $191,758  2.10%   $212,407
  For the Quarter
  Ended
     December 31,
  2002                $10,400,894     $92,641     $2        $92,641  3.56%    $10,097,676   $49,874  1.98%    $42,767
  For the Quarter
  Ended               $10,661,228    $109,201     $2       $109,201  4.10%    $10,122,840   $54,012  2.13%    $55,189
     September 30,
  2002
  For the Quarter
  Ended                $9,629,332    $109,423     $2       $109,423  4.55%     $9,102,992   $47,860  2.10%    $61,563
    June 30, 2002
  For the Quarter
  Ended                $7,610,006     $92,900     $2        $92,900  4.88%     $7,192,222   $40,012  2.23%    $52,888
    March 31, 2002

         Gains and Losses on Sales of Mortgage-Backed Securities

         For the quarter ended September 30, 2003, we sold Mortgage-Backed Securities with an aggregate historical amortized cost of $377.0 million for an aggregate gain of $9.7 million. For the quarter ended September 30, 2002, we sold Mortgage-Backed Securities with an aggregate historical amortized cost of $393.7 million for an aggregate gain of $4.7 million. The difference between the sale price and the historical amortized cost of our Mortgage-Backed Securities is a realized gain and increases income accordingly. We do not expect to sell assets on a frequent basis, but may from time to time sell existing assets to move into new assets, which our management believes might have higher risk-adjusted returns, or to manage our statement of financial condition as part of our asset/liability management strategy. During the quarter ended September 30, 2003, we had $575.0 million of callable agency debentures called at par. There was no gain or loss associated with the call on the securities.

          For the nine months ended September 30, 2003, we sold Mortgage-Backed Securities with an aggregate historical amortized cost of $2.7 billion for an aggregate gain of $40.9 million. For the nine months ended September 30, 2002, we sold Mortgage-Backed Securities with an aggregate historical amortized cost of $1.1 billion for an aggregate gain of $9.5 million. The difference between the sale price and the historical amortized cost of our Mortgage-Backed Securities is a realized gain and increases income accordingly. During the nine months ended September 30, 2003, we had $746 million of callable agency debentures called at par. There was no gain or loss associated with the call on the securities.

         General and Administrative Expense

         General and administrative ("G&A") expenses were $4.1 million for the quarter ended September 30, 2003 and $3.3 million for the quarter ended September 30, 2002. G&A expenses as a percentage of average assets was 0.12% for the quarter ended September 30, 2003 and 0.12% for the quarter ended September 30, 2002, on an annualized basis. G&A expenses as a percentage of average equity was 1.42% and 1.22% on an annualized basis for the quarters ended September 30, 2003 and 2002, respectively. The Company is internally managed and continues to be a low-cost provider. Even though G&A expenses increased by $800,000 for the quarter ended September 30, 2003, when compared to the quarter ended September 30, 2002, G&A as a percentage of average assets remained unchanged.


                    G&A Expenses and Operating Expense Ratios
                             (dollars in thousands)

                                                                  Total G&A        Total G&A
                                                               Expenses/Average Expenses/Average
                                                Total G&A          Assets            Equity
                                                Expenses        (annualized)      (annualized)
                                                                           -                 -

  For the Quarter Ended September 30, 2003       $4,110            0.12%             1.42%
  For the Quarter Ended June 30, 2003            $4,201            0.12%             1.50%
  For the Quarter Ended March 31, 2003           $3,697            0.12%             1.37%
  ----------------------------------------- ------------------ --------------- ------------------
  For the Year Ended December 31, 2002           $13,963           0.13%             1.43%
  For the Quarter Ended December 31, 2002        $3,904            0.13%             1.44%
  For the Quarter Ended September 30, 2002       $3,268            0.12%             1.22%
  For the Quarter Ended June 30, 2002            $3,536            0.13%             1.37%
  For the Quarter Ended March 31, 2002           $3,255            0.14%             1.55%

--------------------------------------------------------------------------------------------------

         Net Income and Return on Average Equity

         Our net income was $28.5 million for the quarter ended September 30, 2003 and $56.7 million for the quarter ended September 30, 2002. Our return on average equity was 9.88% for the quarter ended September 30, 2003 and 21.24% for the quarter ended September 30, 2002. Our net income was $137.4 million for the nine months ended September 30, 2003 and $169.1 million for the nine months ended September 30, 2002. The decline in net interest income was only partially offset by the increase in gain on sale of securities and decrease in interest expense. The table below shows our net interest income, gain on sale of Mortgage-Backed Securities and G&A expenses each as a percentage of average equity, and the return on average equity for the quarters ended September 30, 2003, June 30, 2003, March 31, 2003, the year ended December 31, 2002, and for each of the four quarters in 2002.

                     Components of Return on Average Equity
                    (Ratios for all Quarters are annualized)

                                                             Gain on Sale of
                                              Net Interest   Mortgage-Backed        G&A         Return on
                                             Income/Average  Securities/Averag Expenses/Average   Average
                                                 Equity           Equity           Equity         Equity
                                             ---------------------------------------------------------------

For the Quarter Ended September 30, 2003          7.95%           3.35%            1.42%          9.88%
For the Quarter Ended June 30, 2003              15.06%           7.23%            1.50%          20.79%
For the Quarter Ended March 31, 2003             16.11%           4.09%            1.37%          18.83%
------------------------------------------------------------------------------------------------------------
For the Year Ended December 31, 2002             21.72%           2.15%            1.43%          22.44%
For the Quarter Ended December 31, 2002          15.80%           4.27%            1.44%          18.63%
For the Quarter Ended September 30, 2002         20.68%           1.78%            1.22%          21.24%
For the Quarter Ended June 30, 2002              23.93%           0.52%            1.37%          23.08%
For the Quarter Ended March 31, 2002             25.24%           1.63%            1.55%          25.32%

Financial Condition

         Investment Securities

         All of our Mortgage-Backed Securities at September 30, 2003 were adjustable-rate or fixed-rate Mortgage-Backed Securities backed by single-family mortgage loans. All of the mortgage assets underlying these Mortgage-Backed Securities were secured with a first lien position on the underlying single-family properties. All our Mortgage-Backed Securities were FHLMC, FNMA or GNMA mortgage pass-through certificates or collateralized mortgage obligations ("CMOs"), which carry an actual or implied "AAA" rating. We mark-to-market all of our earning assets at fair value.

              All of our Agency Debentures are callable and carry an implied "AAA" rating. We mark-to-market all of our Agency Debentures at fair value.

         We accrete discount balances as an increase in interest income over the life of discount Investment Securities and we amortize premium balances as a decrease in interest income over the life of premium Investment Securities. At September 30, 2003 and December 31, 2002, we had on our Statement of Financial Condition a total of $1.2 million and $664,000 million respectively, of unamortized discount (which is the difference between the remaining principal value and current historical amortized cost of our Investment Securities acquired at a price below principal value) and a total of $294.8 million and $274.6 million, respectively, of unamortized premium (which is the difference between the remaining principal value and the current historical amortized cost of our Investment Securities acquired at a price above principal value).

         We received mortgage principal repayments of $2.7 billion for the quarter ended September 30, 2003 and $1.0 billion for the quarter ended September 30, 2002. Given our current portfolio composition, if mortgage principal prepayment rates were to increase over the life of our Mortgage-Backed Securities, all other factors being equal, our net interest income would decrease during the life of these Mortgage-Backed Securities as we would be required to amortize our net premium balance into income over a shorter time period. Similarly, if mortgage principal prepayment rates were to decrease over the life of our Mortgage-Backed Securities, all other factors being equal, our net interest income would increase during the life of these Mortgage-Backed Securities, as we would amortize our net premium balance over a longer time period.

         The table below summarizes our Investment Securities at September 30, 2003, June 30, 2003, March 31, 2003, December 31, 2002, September 30, 2002, June
30, 2002, and March 31, 2002.

                              Investment Securities
                             (dollars in thousands)

                                                                                                Estimated
                                                                     Amortized                    Fair      Weighted
                                             Net        Amortized  Cost/Principal Estimated  Value/Principal Average
                            Principal Value   Premium     Cost         Value      Fair Value      Value     l Yield

At September 30, 2003         $12,363,260    $293,694  $12,656,954  102.38%     $12,605,085   101.96%        2.35%
At June 30, 2003              $13,939,447    $322,838  $14,262,285  102.32%     $14,263,475   102.32%        2.87%
At March 31, 2003             $11,957,710    $289,360  $12,247,070  102.42%     $12,318,070   103.01%        2.83%
----------------------------------------------------------------------------------------------------------------------
At December 31, 2002          $11,202,384    $273,963  $11,476,347  102.45%     $11,551,857   103.12%        3.25%
At September 30, 2002         $11,170,379    $244,777  $11,415,156  102.19%     $11,489,538   102.86%        3.67%
At June 30, 2002              $10,833,374    $224,114  $11,057,488  102.07%     $11,124,771   102.69%        3.90%
At March 31, 2002              $9,982,678    $193,048  $10,175,726  101.93%     $10,206,228   102.24%        4.31%

----------------------------------------------------------------------------------------------------------------------

         The tables below set forth certain characteristics of our Investment Securities. The index level for adjustable-rate Investment Securities is the weighted average rate of the various short-term interest rate indices, which determine the coupon rate.

               Adjustable-Rate Investment Security Characteristics
                             (dollars in thousands)

                                                                   Weighted                             Principal Value
                                 Weighted   Weighted  Weighted     Average                  Weighted   at Period End as
                                 Average    Average   Average      Term to      Weighted    Average       % of Total
                      Principal  Coupon     Index     Net            Next        Average    Asset       Mortgage-Backed
                        Value       Rate      Level     Margin    Adjustment  Lifetime Cap    Yield       Securities

At September 30, 2003 $8,498,116   3.76%      2.17%     1.59%     22 months       9.75%       1.77%         68.74%
At June 30, 2003      $8,889,012   3.69%      2.18%     1.51%     18 months       9.70%       2.47%         63.77%
At March 31, 2003     $7,716,248   3.93%      2.31%     1.62%     13 months      10.04%       2.20%         64.53%
-------------------------------------------------------------------------------------------------------------------------
At December 31, 2002  $7,007,062   4.10%      2.51%     1.59%     11 months      10.37%       2.33%         62.55%
At September 30, 2002 $7,583,147   4.37%      2.80%     1.57%     10 months      10.36%       2.90%         67.89%
At June 30, 2002      $7,939,126   4.57%      2.96%     1.61%     12 months      10.46%       3.17%         73.28%
At March 31, 2002     $7,248,832   4.94%      3.25%     1.69%     16 months      10.73%       3.52%         72.61%

-------------------------------------------------------------------------------------------------------------------------


                 Fixed-Rate Investment Security Characteristics
                             (dollars in thousands)

                                                                                  Principal Value at
                                                                  Weighted        Period End as % of
                                            Weighted Average    Average Asset      Total Investment
                          Principal Value      Coupon Rate          Yield             Securities

At September 30, 2003        $3,865,171           5.86%             3.63%               31.26%
At June 30, 2003             $5,050,434           5.97%             3.58%               36.23%
At March 31, 2003            $4,241,462           6.53%             3.98%               35.47%
------------------------- ----------------- ------------------ ---------------- ------------------------
At December 31, 2002         $4,195,322           6.76%             4.78%               37.45%
At September 30, 2002        $3,587,232           6.95%             5.29%               32.11%
At June 30, 2002             $2,894,248           7.09%             5.91%               26.72%
At March 31, 2002            $2,733,846           7.01%             6.40%               27.39%


----------------------------------------------------------------------------------------------------------



                 Adjustable-Rate Investment Securities by Index
                               September 30, 2003

                                                         12-Month 11th
                                        Twelve            Moving  District
                               Six-Month Month  Six-Month Average Cost of   Interest  Six-Month 1-Year    2-Year  3-Year    5-Year
                       One-Month Libor   Libor  Auction            Funds   Rate       CD Rate  Treasury  TreasuryTreasury  Treasury
                           Libor                 Average                   Step Up              Index    Index    Index     Index
 Weighted Average Term to
                              1mo.  27 mo.  30 mo.  5 mo.    1 mo.     1 mo.   179 mo.  2 mo.    22 mo.  10 mo.   17 mo.      25 mo.
   Next Adjustment
 Weighted Average Annual
   Period Cap                None  2.22%   2.00%    1.00%   0.15%      None     2.00%   1.00%     1.88%   2.00%   2.00%     2.00%
 Weighted Average
 Lifetime                    8.86%  9.77%  10.22%   13.01% 10.72%    12.30%     6.76%   11.63%   10.14%  11.96%  12.88%    12.62%
   Cap at September 30,
 2003
 Investment  Principal
 Value
  as Percentage of
 Investment
   Securities at
   September 30, 2003      19.15%   1.14%   8.81%   0.02%  0.62%     1.03%     2.26%    0.10%    34.85%  0.02%    0.53%     0.21%




                 Adjustable-Rate Investment Securities by Index
                                December 31, 2002

                                                      Six-Month  12-Month                            2-Year
                                                       Auction    Moving                1-Year       Treasury   3-Year      5-Year
                                One-Month  Six-Month   Average    Average   Six-Month  Treasury      Index    Treasury    Treasury
                                  LIBOR      LIBOR                           CD Rate     Index                 Index        Index
Weighted Average Term to
  Next Adjustment                 1 mo.       41 mo.     2 mo.      1 mo.     2 mo.     22 mo.       10 mo.     20 mo.     31 mo.
Weighted Average Annual
  Period Cap                       None      2.00%      2.00%       None      1.00%      1.93%       2.00%      2.00%       2.00%

Weighted Average Lifetime
  Cap at December 31, 2002        9.01%      11.31%     13.00%     10.37%    11.60%     11.83%       11.93%     12.83%      12.57%
Investment  Principal Value
as
  Percentage of Investment-
  Securities at
  December 31, 2002              32.43%      0.33%      0.03%      0.58%      0.14%      27.67%       0.03%        0.92%    0.42%

         Borrowings

         To date, our debt has consisted entirely of borrowings collateralized by a pledge of our Investment Securities. These borrowings appear on our statement of financial condition as repurchase agreements. At September 30, 2003, we had established uncommitted borrowing facilities in this market with twenty-six lenders in amounts, which we believe, are in excess of our needs. All of our Investment Securities are currently accepted as collateral for these borrowings. However, we limit our borrowings, and thus our potential asset growth, in order to maintain unused borrowing capacity and thus increase the liquidity and strength of our statement of financial condition.

         For the quarter ended September 30, 2003 the term to maturity of our borrowings ranged from one day to three years, with a weighted average original term to maturity of 171 days. For the quarter ended September 30, 2002, the term to maturity of our borrowings ranged from one day to three years, with a weighted average original term to maturity of 218 days. At September 30, 2003, the weighted average cost of funds for all of our borrowings was 1.46% and the weighted average term to next rate adjustment was 74 days. At September 30, 2002, the weighted average cost of funds for all of our borrowings was 2.09% and the weighted average term to next rate adjustment was 139 days.

         Liquidity

         Liquidity, which is our ability to turn non-cash assets into cash, allows us to purchase additional Investment Securities and to pledge additional assets to secure existing borrowings should the value of our pledged assets decline. Potential immediate sources of liquidity for us include cash balances and unused borrowing capacity. Unused borrowing capacity will vary over time as the market value of our Investment Securities varies. Our Statement of Financial Condition also generates liquidity on an on-going basis through mortgage principal repayments and net earnings held prior to payment as dividends. Should our needs ever exceed these on-going sources of liquidity plus the immediate sources of liquidity discussed above, we believe that our Investment Securities could in most circumstances be sold to raise cash. The maintenance of liquidity is one of the goals of our capital investment policy. Under this policy, we limit asset growth in order to preserve unused borrowing capacity for liquidity management purposes.

         Stockholders' Equity

         We use "available-for-sale" treatment for our Investment Securities; we carry these assets on our Statement of Financial Condition at estimated fair value rather than historical amortized cost. Based upon this "available-for-sale" treatment, our equity base at September 30, 2003 was $1.1 billion, or $11.94 per share. If we had used historical amortized cost accounting, our equity base at September 30, 2003 would have been $1.2 billion, or $12.48 per share. Our equity base at September 30, 2002 was $1.1 billion, or $12.84 per share. If we had used historical amortized cost accounting, our equity base at September 30, 2002 would have been $1.0 billion, or $11.96 per share.

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




                          Unrealized Gains and Losses
                             (dollars in thousands)

                                           At         At         At         At           At           At          At
                                        Sept. 30,  June 30,  March 31,   Dec. 31,    Sept. 30,     June 30,    March 31,
                                          2003       2003       2003       2002         2002         2002        2002
                                       -----------------------------------------------------------------------------------
Unrealized Gain                           $ 27,439   $51,208   $ 98,768     $90,507      $93,254      $75,832     $46,894
Unrealized Loss                            (79,309)  (50,018)   (27,768)    (14,997)     (18,872)      (8,549)    (16,392)
                                       -----------------------------------------------------------------------------------
Net Unrealized Gain (loss)               $(51,870)   $ 1,190    $71,000     $75,510      $74,382      $67,283     $30,502
                                       ===================================================================================
Net Unrealized Gain (loss) as % of
Investment Securities Principal Value      (0.41)%     0.01%      0.59%       0.67%        0.67%        0.62%       0.31%
Net Unrealized Gain (loss) as % of
Investment Securities Amortized Cost       (0.41)%     0.01%      0.59%       0.67%        0.65%        0.61%       0.30%


         Unrealized changes in the estimated net market value of Investment Securities have one direct effect on our potential earnings and dividends: positive mark-to-market changes increase our equity base and allow us to increase our borrowing capacity while negative changes decrease our equity base and tend to limit borrowing capacity under our capital investment policy. A very large negative change in the net market value of our Investment Securities might impair our liquidity position, requiring us to sell assets with the likely result of realized losses upon sale. "Unrealized Net Loss on Available for Sale Securities" was $51.8 million, or (0.41)% of the amortized cost of our Investment Securities at September 30, 2003. "Unrealized Net Gain on Available for Sale Securities" was $75.5 million or 0.67% of the amortized cost of our Investment Securities at December 31, 2002.

         The table below shows our equity capital base as reported and on a historical amortized cost basis at September 30, 2003, June 30, 2003, March 31, 2003, December 31, 2002, September 30, 2002, June 30, 2002 and March 31, 2002.
Issuances of common stock, the level of earnings as compared to dividends declared, and other factors influence our historical cost equity capital base. The reported equity capital base is influenced by these factors plus changes in the "Unrealized Net Gains (Losses) on Assets Available for Sale" account.

                              Stockholders' Equity
                (dollars in thousands, except per share amounts)

                            Net Unrealized Historical
                           Historical    Gains (Losses) on  GAAP Reported  Amortized Cost    GAAP Reported
                         Amortized Cost   Assets Available   Equity Base     Equity Per      Equity (Book
                           Equity Base        for Sale       (Book Value)       Share      Value) Per Share

At September 30, 2003      $1,197,598        $(51,870)        $1,145,728       $12.48           $11.94
At June 30, 2003           $1,160,248         $ 1,190         $1,161,438       $12.34           $12.35
At March 31, 2003          $1,005,712         $ 71,000        $1,076,712       $11.88           $12.72
-------------------------------------------------------------------------------------------------------------
At December 31, 2002       $1,004,555         $ 75,511        $1,080,066       $11.88           $12.77
At September 30, 2002      $1,010,623         $74,382         $1,085,005       $11.96           $12.84
At June 30, 2002            $ 982,348         $ 67,283        $1,049,631       $11.84           $12.65
At March 31, 2002           $ 978,186         $ 30,502        $1,008,688       $11.80           $12.17
---------------------------------------------------------------------------------------------------------------

         Leverage

         Our debt-to- equity ratio at September 30, 2003 and September 30, 2002 was 9.8:1 and 9.0:1 respectively. We generally expect to maintain a ratio of debt-to-equity of between 8:1 and 12:1, although the ratio may vary from this range from time to time based upon various factors, including our management's opinion of the level of risk of our assets and liabilities, our liquidity position, our level of unused borrowing capacity and over-collateralization levels required by lenders when we pledge assets to secure borrowings.

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

         Asset/Liability Management and Effect of Changes in Interest Rates

         We continually review our asset/liability management strategy with respect to interest rate risk, mortgage prepayment risk, credit risk and the related issues of capital adequacy and liquidity. We seek attractive risk-adjusted stockholder returns while maintaining a strong statement of financial condition.

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

         Inflation

         Virtually all of our assets and liabilities are financial in nature. As a result, interest rates and other factors drive our performance far more than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. Our financial statements are prepared in accordance with GAAP and our dividends based upon our net income as calculated for tax purposes; in each case, our activities and statement of financial condition are measured with reference to historical cost or fair market value without considering inflation.

         Other Matters

         We calculate that our qualified REIT assets, as defined in the Internal Revenue Code, are 100% and 100% of our total assets at September 30, 2003 and 2002, as compared to the Internal Revenue Code requirement that at least 75% of our total assets be qualified REIT assets. We also calculate that 100% of our revenue qualifies for the 75% source of income test, and 100% of our revenue qualifies for the 95% source of income test, under the REIT rules for the quarters ended September 30, 2003 and 2002. We also met all REIT requirements regarding the ownership of our common stock and the distribution of our net income. Therefore, as of September 30, 2003 and 2002, we believe that we qualified as a REIT under the Internal Revenue Code.

         We at all times intend to conduct our business so as not to become regulated as an investment company under the Investment Company Act of 1940, as amended. If we were to become regulated as an investment company, then our use of leverage would be substantially reduced. The Investment Company Act of 1940, as amended, exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" (qualifying interests). Under current interpretation of the staff of the SEC, in order to qualify for this exemption, we must maintain at least 55% of our assets directly in qualifying interests. In addition, unless certain mortgage securitites represent all the certificates issued with respect to an underlying pool of mortgages, the Mortgage-Backed Securities may be treated as securities separate from the underlying mortgage loans and, thus, may not be considered qualifying interests for purposes of the 55% requirement. We calculate that as of September 30, 2003 and 2002 we were in compliance with this requirement.

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

         Our profitability and the value of our portfolio may be adversely affected during any period as a result of changing interest rates. The following table quantifies the potential changes in net interest income and portfolio value should interest rates go up or down 25, 50, and 75 basis points, assuming the yield curves of the rate shocks will be parallel to each other and the current yield curve. All changes in income and value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at September 30, 2003 and various estimates regarding prepayment and all activities are made at each level of rate shock. Actual results could differ significantly from these estimates.

                                            Projected Percentage Change in         Projected Percentage Change in
        Change in Interest Rate                   Net Interest Income                      Portfolio Value
---------------------------------------- -------------------------------------- --------------------------------------

-75 Basis Points                                        (3.06%)                                 0.62%
-50 Basis Points                                        (2.03%)                                 0.43%
-25 Basis Points                                        (1.01%)                                 0.22%
Base Interest Rate
+25 Basis Points                                         4.35%                                 (0.24%)
+50 Basis Points                                         7.15%                                 (0.50%)
+75 Basis Points                                        14.53%                                 (0.77%)


ASSET AND LIABILITY MANAGEMENT
------------------------------

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

         The following table sets forth the estimated maturity or repricing of our interest-earning assets and interest-bearing liabilities at September 30, 2003. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except adjustable-rate loans, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature. Mortgage-Backed Securities reflect estimated prepayments that were estimated based on analyses of broker estimates, the results of a prepayment model that we utilized and empirical data. Our management believes that these assumptions approximate actual experience and considers them reasonable; however, the interest rate sensitivity of our assets and liabilities in the table could vary substantially if different assumptions were used or actual experience differs from the historical experience on which the assumptions are based.

                                                                          More than 1
                                     Within 3 Months                    Year to 3 Years    3 Years and
                                                        4-12 Months                           Over            Total
==================================== ---------------- ----------------- ---------------- ---------------- --------------
                                                                   (dollars in thousands)
Rate Sensitive Assets:
  Investment  Securities               $2,895,717        $1,033,838       $3,547,517       $4,886,188      $12,363,260

Rate Sensitive Liabilities:
  Repurchase Agreements                 9,737,831         324,066          1,140,000                       11,201,897
                                     ---------------- ----------------- ---------------- ---------------- --------------

Interest rate sensitivity gap         ($6,842,114)        $709,772        $2,407,517       $4,886,188      $1,161,363
                                     ================ ================= ================ ================ ==============

Cumulative rate sensitivity gap       ($6,842,114)      ($6,132,342)     ($3,724,825)      $1,161,363
                                     ================ ================= ================ ================ ==============

Cumulative interest rate
sensitivity gap as a percentage of
total rate-sensitive assets               (55%)            (50%)             (30%)             9%

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


ITEM 4.  CONTROLS AND PROCEDURES

As of September 30, 2003, an evaluation was performed under the supervision and with the participation of our management, including the Chairman of the board of directors, Chief Executive Officer and President and our Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chairman of the board of directors, Chief Executive Officer and President and our Chief Financial Officer and Treasurer, concluded that our disclosure controls and procedures were effective as of September 30, 2003. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2003. There were no significant material weaknesses identified in the course of such review and evaluation and, therefore, we have taken no corrective measures.

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

32.1 Certification of Chief Executive Officer, 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer, 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports of Form 8-K

         We filed a current report on Form 8-K on July 28, 2003, reporting under
Item 12 and attaching our press release dated July 28, 2003, which announced our earnings for the quarter ended June 30, 2003.

         We filed a current report on Form 8-K on August 12, 2003 reporting under Items 5 and 7 and which announced that we had entered into an amended and restated sales agency agreement, dated August 12, 2003, with UBS Securities LLC and attaching a copy of the amended and restated sales agency agreement.

        We filed a current report on Form 8-K on September 9, 2003 reporting under Items 7, 9 and 12 and attaching our press release dated September 9, 2003, which provided earnings guidance for the third quarter of 2003.

         The following current report on Form 8-K was filed by the Company subsequent to the third quarter of 2003:

        We filed a current report on Form 8-K on October 21, 2003 reporting under Item 12 and attaching our press release dated October 21, 2003, which announced our financial results for the third quarter of 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 ANNALY MORTGAGE MANAGEMENT, INC.

Dated:     November 12, 2003     By:/s/  Michael A.J. Farrell
                                    -------------------------
                                 Michael A.J. Farrell
                                 (Chairman of the Board and  Chief Executive
                                 Officer
                                 (authorized officer of registrant)

Dated:   November 12, 2003      By:/s/  Kathryn F. Fagan
                                  ---------------------
                                  Kathryn F. Fagan
                                  Chief Financial Officer and Treasurer
                                  (principal financial and chief accounting
                                  officer)