Form 10-K
period 2003-12-31
ANNALY MORTGAGE MANAGEMENT INC
filed 2004-03-09
CIK 1043219

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                   (MARK ONE)

       |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2003

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

                                 YES |X| NO |_|

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. |_|

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS
DEFINED IN RULE 12B-2 OF THE ACT).                                YES |X| NO |_|

AT JUNE 30, 2003, THE AGGREGATE MARKET VALUE OF THE VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT WAS $1,862,268,868.

THE NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING ON MARCH 4, 2004 WAS 117,866,932.

                       DOCUMENTS INCORPORATED BY REFERENCE

THE REGISTRANT INTENDS TO FILE A DEFINITIVE PROXY STATEMENT PURSUANT TO REGULATION 14A WITHIN 120 DAYS OF THE END OF THE FISCAL YEAR ENDED DECEMBER 31, 2003. PORTIONS OF SUCH PROXY STATEMENT ARE INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-K.

                        ANNALY MORTGAGE MANAGEMENT, INC.
--------------------------------------------------------------------------------

                          2003 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                     PART I

                                                                            PAGE

ITEM 1.     BUSINESS                                                        1

ITEM 2.     PROPERTIES                                                      32

ITEM 3.     LEGAL PROCEEDINGS                                               32

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             32

                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS                                             33

ITEM 6.     SELECTED FINANCIAL DATA                                         35

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS                                       36

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK      51

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                     53

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE                                        53

ITEM 9A.    CONTROLS AND PROCEDURES                                         53

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT              53

ITEM 11.    EXECUTIVE COMPENSATION                                          53

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT AND RELATED STOCKHOLDER MATTERS                      53

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                  53

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES                          54

                                     PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
            FORM 8-K                                                        55

FINANCIAL STATEMENTS                                                        F-1

SIGNATURES                                                                  II-1

EXHIBIT INDEX                                                               II-2

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

                                     PART I

ITEM 1. BUSINESS

                                   THE COMPANY

      BACKGROUND

      Annaly Mortgage Management, Inc. owns and manages a portfolio of primarily mortgage-backed securities, including mortgage pass-through certificates, collateralized mortgage obligations ("CMOs") and other securities representing interests in or obligations backed by pools of mortgage loans. Our principal business objective is to generate net income for distribution to our stockholders from the spread between the interest income on our investment securities and the costs of borrowing to finance our acquisition of investment securities. We have elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code. Therefore, substantially all of our assets consist of qualified REIT real estate assets (of the type described in Section 856(c)(5)(B) of the Internal Revenue Code). We commenced operations on February 18, 1997. We are self-advised and self-managed.

      We have financed our purchases of investment securities with the net proceeds of equity offerings and borrowings under repurchase agreements whose interest rates adjust based on changes in short-term market interest rates.

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

      The remainder of our assets, comprising not more than 25% of our total assets, may consist of other qualified REIT real estate assets which are unrated or rated less than high quality, but which are at least "investment grade" (rated "BBB" or better by Standard & Poor's Corporation ("S&P") or the equivalent by another nationally recognized rating agency) or, if not rated, we determine them to be of comparable credit quality to an investment which is rated "BBB" or better.

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

      At December 31, 2003, approximately 56% of our investment securities were adjustable-rate pass-though certificates, approximately 27% of our investment securities were fixed-rate pass-through certificates or CMOs, and approximately 17% of our investment securities were CMO floaters. Our adjustable-rate pass-through certificates are backed by adjustable-rate mortgage loans and have coupon rates which adjust over time, subject to interest rate caps and lag periods, in conjunction with changes in short-term interest rates. CMO floaters are tranches of mortgage-backed securities where the interest rate adjusts in conjunction with changes in short-term interest rates. Our fixed-rate pass-through certificates are backed by fixed-rate mortgage rates which do not adjust over time. CMO floaters may be backed by fixed-rate mortgage loans or, less often, by adjustable-rate mortgage loans. In this Form 10-K, except where the context indicates otherwise, we use the term "adjustable-rate securities" or "adjustable-rate investment securities" to refer to adjustable-rate pass-through certificates, CMO floaters, and Agency debentures. At December 31, 2003, the weighted average yield on our portfolio of earning assets was 2.96% and the weighted average term to next rate adjustment on adjustable rate securities was 23 months.

      We also invest in Federal Home Loan Bank ("FHLB"), FHLMC, and FNMA debentures. We refer to the mortgage-backed securities and agency debentures collectively as "Investment Securities." We intend to continue to invest in adjustable-rate pass-through certificates, fixed-rate mortgage-backed securities, CMO floaters, and Agency debentures. Although we have not done so to date, we may also invest on a limited basis in mortgage derivative securities representing the right to receive interest only or a disproportionately large amount of interest. We have not and will not invest in real estate mortgage investment conduit ("REMIC") residuals, other CMO residuals or any mortgage-backed securities, such as inverse floaters, which have imbedded leverage as part of their structural characteristics.

      BORROWINGS

      We attempt to structure our borrowings to have interest rate adjustment indices and interest rate adjustment periods that, on an aggregate basis, correspond generally to the interest rate adjustment indices and periods of our adjustable-rate investment securities. However, periodic rate adjustments on our borrowings are generally more frequent than rate adjustments on our investment securities. At December 31, 2003, the weighted average cost of funds for all of our borrowings was 1.51%, the weighted average original term to maturity was 203 days, and the weighted average term to next rate adjustment of these borrowings was 90 days.

      We generally expect to maintain a ratio of debt-to-equity of between 8:1 and 12:1, although the ratio may vary from time to time depending upon market conditions and other factors that our management deems relevant. For purposes of calculating this ratio, our equity is equal to the value of our investment portfolio on a mark-to-market basis, less the book value of our obligations under repurchase agreements and other collateralized borrowings. At December 31, 2003, our ratio of debt-to-equity was 9.6:1.

      HEDGING

      To the extent consistent with our election to qualify as a REIT, we may enter into hedging transactions to attempt to protect our investment securities and related borrowings against the effects of major interest rate changes. This hedging would be used to mitigate declines in the market value of our investment securities during periods of increasing or decreasing interest rates and to limit or cap the interest rates on our borrowings. These transactions would be entered into solely for the purpose of hedging interest rate or prepayment risk and not for speculative purposes. To date, we have not entered into any hedging transactions.

      COMPLIANCE WITH REIT AND INVESTMENT COMPANY REQUIREMENTS

      We constantly monitor our investment securities and the income from these securities and, to the extent we enter into hedging transactions in the future, we will monitor income from our hedging transactions as well, so as to ensure at all times that we maintain our qualification as a REIT and our exempt status under the Investment Company Act of 1940, as amended.

            MANAGEMENT

      Our executive officers are:

      o Michael A.J. Farrell, Chairman of the Board, Chief Executive Officer and President;

      o Wellington J. Denahan, Vice Chairman of the Board and Chief Investment Officer;

      o     Kathryn F. Fagan, Chief Financial Officer and Treasurer;

      o     Jennifer S. Karve, Executive Vice President and Secretary;

      o James P. Fortescue, Senior Vice President and Repurchase Agreement Manager.

      Mr. Farrell and Ms. Denahan have an average of 23 years experience in the investment banking and investment management industries where, in various capacities, they have each managed portfolios of mortgage-backed securities, arranged collateralized borrowings and utilized hedging techniques to mitigate interest rate and other risk within fixed-income portfolios. Ms. Fagan is a certified public accountant and, prior to becoming our Chief Financial Officer and Treasurer, served as Chief Financial Officer and Controller of a publicly owned savings and loan association. Mrs. Karve has worked for us since December 1996. Mr. Farrell is the President and Chief Financial Officer of Fixed Income Discount Advisory Company (or FIDAC). Since 1994, Mr. Farrell and Ms. Denahan have managed Fixed Income Discount Advisory Company ("FIDAC"), a registered investment advisor which, at December 31, 2003, managed, assisted in managing or supervised approximately $13.6 billion in gross assets for a wide array of clients, all of which assets on that date were managed on a discretionary basis. Mr. Farrell, our Chairman of the Board, Chief Executive Officer and President, Wellington J. Denahan, our Vice Chairman and Chief Investment Officer, Kathryn
F. Fagan, our Chief Financial Officer and Treasurer, Jennifer S. Karve, our Executive Vice President and Secretary, and other officers and employees are shareholders of FIDAC.

      We have entered into a merger agreement to acquire FIDAC. Under the merger agreement with FIDAC, the purchase price will be payable in shares of our common stock. Upon the consummation of the merger, we will issue shares of our common stock worth $40.5 million, based upon a valuation of shares of our common stock as of December 31, 2003, to the shareholders of FIDAC. The merger agreement includes an earn-out feature, under which we will pay up to an additional $49.5 million, which will be payable in shares of our common stock, to the stockholders of FIDAC if FIDAC meets certain revenue and pre-tax profit margin targets over the next three years as described in the Merger Agreement. See "Business Strategy - Acquisition of FIDAC."

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

      We had 20 full-time employees at December 31, 2003.

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

                                BUSINESS STRATEGY

GENERAL

      Our principal business objective is to generate income for distribution to our stockholders, primarily from the net cash flows on our investment securities. Our net cash flows result primarily from the difference between the interest income on our investment securities and borrowing costs on our repurchase agreements. To achieve our business objective and generate dividend yields, our strategy is:

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

      o improving the efficiency of our balance sheet structure by investigating the issuance of uncollateralized subordinated debt, preferred stock and other forms of capital; and

      o utilizing information technology in our business, including improving our ability to monitor the performance of our investment securities and to lower our operating costs.

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

      At December 31, 2003, our mortgage-backed securities consist of pass-through certificates and collateralized mortgage obligations issued or guaranteed by FHLMC, FNMA or GNMA. We have not, and will not, invest in REMIC residuals, other CMO residuals or mortgage-backed securities, such as inverse floaters, which have imbedded leverage as part of their structural characteristics.

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

      COLLATERALIZED MORTGAGE OBLIGATIONS AND MULTI-CLASS PASS-THROUGH
SECURITIES

      We may also invest in CMOs and multi-class pass-through securities. CMOs are debt obligations issued by special purpose entities that are secured by mortgage loans or mortgage-backed certificates, including, in many cases, certificates issued by government and government-related guarantors, including, GNMA, FNMA and FHLMC, together with certain funds and other collateral. Multi-class pass-through securities are equity interests in a trust composed of mortgage loans or other mortgage-backed securities. Payments of principal and interest on underlying collateral provide the funds to pay debt service on the CMO or make scheduled distributions on the multi-class pass-through securities. CMOs and multi-class pass-through securities may be issued by agencies or instrumentalities of the U.S. Government or by private organizations. The discussion of CMOs in the following paragraphs is similarly applicable to multi-class pass-through securities.

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

      We also acquire CMO floaters. One or more tranches of a CMO may have coupon rates that reset periodically at a specified increment over an index such as LIBOR. These adjustable-rate tranches are sometime known as CMO floaters and may be backed by fixed or adjustable-rate mortgages.

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

      Adjustable-rate mortgage pass-through certificates and floaters typically have caps, which limit the maximum amount by which the interest rate may be increased or decreased at periodic intervals or over the life of the security. To the extent that interest rates rise faster than the allowable caps on the adjustable-rate mortgage pass-through certificates and floaters, these securities will behave more like fixed-rate securities. Consequently, interest rate increases in excess of caps can be expected to cause these securities to behave more like traditional debt securities than adjustable-rate securities and, accordingly, to decline in value to a greater extent than would be the case in the absence of these caps.

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

      MORTGAGE LOANS

      We have not as of December 31, 2003, but we may from time-to-time invest a small percentage of our assets directly in single-family, multi-family or commercial mortgage loans. We expect that the majority of these mortgage loans would be ARM pass-through certificates. The interest rate on an ARM through certificate is typically tied to an index (such as LIBOR or the interest rate on Treasury bills), and is adjustable periodically at specified intervals. These mortgage loans are typically subject to lifetime interest rate caps and periodic interest rate or payment caps. The acquisition of mortgage loans generally involves credit risk. We may obtain credit enhancement to mitigate this risk; however, there can be no assurances that we will able to obtain credit enhancement or that credit enhancement would mitigate the credit risk of the underlying mortgage loans.

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

      We also give consideration to balance sheet management and risk diversification issues. We deem a specific asset which we are evaluating for potential acquisition as more or less valuable to the extent it serves to increase or decrease certain interest rate or prepayment risks which may exist in the balance sheet, to diversify or concentrate credit risk, and to meet the cash flow and liquidity objectives our management may establish for our balance sheet from time-to-time. Accordingly, an important part of the asset evaluation process is a simulation, using risk management models, of the addition of a potential asset and our associated borrowings and hedges to the balance sheet and an assessment of the impact this potential asset acquisition would have on the risks in and returns generated by our balance sheet as a whole over a variety of scenarios.

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

      We generally intend to hold mortgage-backed securities for extended periods. In addition, the REIT provisions of the Internal Revenue Code limit in certain respects our ability to sell mortgage-backed securities. We may decide however to sell assets from time-to-time, for a number of reasons, including our desire to dispose of an asset as to which credit risk concerns have arisen, to reduce interest rate risk, to substitute one type of mortgage-backed security for another, to improve yield or to maintain compliance with the 55% requirement under the Investment Company Act, and generally to re-structure the balance sheet when we deem advisable. Our board of directors has not adopted any policy that would restrict management's authority to determine the timing of sales or the selection of mortgage-backed securities to be sold.

      We do not invest in principal-only interests in mortgage-backed securities, residual interests, accrual bonds, inverse-floaters, two-tiered index bonds, cash flow bonds, mortgage-backed securities with imbedded leverage or mortgage-backed securities that would be deemed unacceptable for collateralized borrowings, excluding shares in mortgage REITs.

      As a requirement for maintaining REIT status, we will distribute to stockholders aggregate dividends equaling at least 90% of our REIT taxable income (determined without regard to the deduction for dividends paid and by excluding any net capital gain) for each taxable year. We will make additional distributions of capital when the return expectations of the stockholders appear to exceed returns potentially available to us through making new investments in mortgage-backed securities. Subject to the limitations of applicable securities and state corporation laws, we can distribute capital by making purchases of our own capital stock or through paying down or repurchasing any outstanding uncollateralized debt obligations.

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

      CAPITAL AND LEVERAGE

      We expect generally to maintain a debt-to-equity ratio of between 8:1 and 12:1, although the ratio may vary from time-to-time depending upon market conditions and other factors our management deems relevant, including the composition of our balance sheet, haircut levels required by lenders, the market value of the mortgage-backed securities in our portfolio and "excess capital cushion" percentages (as described below) set by our board of directors from time to time. For purposes of calculating this ratio, our equity (or capital base) is equal to the value of our investment portfolio on a mark-to-market basis less the book value of our obligations under repurchase agreements and other collateralized borrowings. At December 31, 2003, our ratio of debt-to-equity was 9.6:1.

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

      The first component of our capital requirements is the current aggregate over-collateralization amount or "haircut" the lenders require us to hold as capital. The haircut for each mortgage-backed security is determined by our lenders based on the risk characteristics and liquidity of the asset. Haircut levels on individual borrowings generally range from 3% for certain FHLMC, FNMA or GNMA mortgage-backed securities to 20% for certain privately-issued mortgage-backed securities. At December 31, 2003, the weighted average haircut level on our securities was 3.52%. Should the market value of our pledged assets decline, we will be required to deliver additional collateral to our lenders to maintain a constant over-collateralization level on our borrowings.

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

      We expect to continue to use repurchase agreements as our principal financing device to leverage our mortgage-backed securities portfolio. We anticipate that, upon repayment of each borrowing under a repurchase agreement, we will use the collateral immediately for borrowing under a new repurchase agreement. At present, we have entered into uncommitted facilities with 29 lenders for borrowings in the form of repurchase agreements. We have not at the present time entered into any commitment agreements under which the lender would be required to enter into new repurchase agreements during a specified period of time, nor do we presently plan to have liquidity facilities with commercial banks. We may, however, enter into such commitment agreements in the future. We enter into repurchase agreements primarily with national broker-dealers, commercial banks and other lenders which typically offer this type of financing. We enter into collateralized borrowings only with financial institutions meeting credit standards approved by our board of directors, and we monitor the financial condition of these institutions on a regular basis.

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

      Although we have not done so to date, we may purchase from time-to-time interest rate swaps, interest rate collars, interest rate caps or floors, "interest only" mortgage-backed securities and similar instruments to attempt to mitigate the risk of the cost of our variable rate liabilities increasing at a faster rate than the earnings on our assets during a period of rising interest rates or to mitigate prepayment risk. We may hedge as much of the interest rate risk as our management determines is in our best interests, given the cost of the hedging transactions and the need to maintain our status as a REIT. This determination may result in our electing to bear a level of interest rate or prepayment risk that could otherwise be hedged when management believes, based on all relevant facts, that bearing the risk is advisable.

      We seek to build a balance sheet and undertake an interest rate risk management program which is likely to generate positive earnings and maintain an equity liquidation value sufficient to maintain operations given a variety of potentially adverse circumstances. Accordingly, our interest rate risk management program addresses both income preservation, as discussed above, and capital preservation concerns. For capital preservation, we monitor our "duration." This is the expected percentage change in market value of our assets that would be caused by a 1% change in short and long-term interest rates. To monitor duration and the related risks of fluctuations in the liquidation value of our equity, we model the impact of various economic scenarios on the market value of our mortgage-backed securities and liabilities. At December 31, 2003, we estimate that the duration of our assets was 0.9%. We believe that our interest rate risk management program will allow us to maintain operations throughout a wide variety of potentially adverse circumstances. Nevertheless, in order to further preserve our capital base (and lower our duration) during periods when we believe a trend of rapidly rising interest rates has been established, we may decide to enter into or increase hedging activities or to sell assets. Each of these actions may lower our earnings and dividends in the short term to further our objective of maintaining attractive levels of earnings and dividends over the long term.

      We may elect to conduct a portion of our hedging operations through one or more subsidiary corporations which would not be a qualified REIT subsidiary and would be subject to federal and state income taxes. To comply with the asset tests applicable to us as a REIT, the value of the securities of any taxable subsidiary we hold must be limited to less than 5% of the value of our total assets as of the end of each calendar quarter and we may not own more than 10% of the voting securities of the taxable subsidiary. We could, however, elect to treat a subsidiary as a "taxable REIT subsidiary," in which case we could own 100% of the voting stock of such subsidiary, provided that the value of the stock that we own in all such taxable REIT subsidiaries does not exceed 20% of the value of our total assets at the close of any calendar quarter. A taxable subsidiary would not elect REIT status and would distribute any net profit after taxes to us and its other stockholders. Any dividend income we receive from the taxable subsidiary (combined with all other income generated from our assets, other than qualified REIT real estate assets) must not exceed 25% of our gross income.

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

ACQUISITION OF FIDAC

      Michael A.J. Farrell, our Chairman of the Board, Chief Executive Officer and President, on behalf of FIDAC, approached us about the possibility of us acquiring FIDAC. Our board of directors formed a special committee of independent directors to consider this matter and the special committee retained independent counsel and Lehman Brothers Inc. to act as its financial advisor in connection with the proposed acquisition. Following negotiations between FIDAC and the special committee, the special committee determined that we should acquire FIDAC and we entered into a Merger Agreement, dated December 31, 2003, by and among, us, FIDAC, FDC Merger Sub, Inc., and the FIDAC stockholders (the "Merger Agreement"). A copy of the Merger Agreement has been filed as an exhibit to the Form 8-K filed with the SEC.

      Pursuant to the Merger Agreement, FIDAC will be merged into a newly formed wholly owned subsidiary of ours. The closing of the merger is subject to a number of conditions, including the approval of our stockholders as described below.

      Mr. Farrell, our Chairman of the Board, Chief Executive Officer and President, Wellington J. Denahan, our Vice Chairman and Chief Investment Officer, Kathryn F. Fagan, our Chief Financial Officer and Treasurer, Jennifer
S. Karve, our Executive Vice President and Secretary, and other of our officers and employees are shareholders of FIDAC. Mr. Farrell, Ms. Denahan and other officers and employees are actively involved in managing mortgage-backed securities and other fixed income assets on behalf of FIDAC.

      FIDAC is a registered investment advisor which, at December 31, 2003, managed, assisted in managing or supervised approximately $13.6 billion in gross assets for a wide array of clients on a discretionary basis. FIDAC is a fee-based asset management business with a global distribution reach. FIDAC generally receives annual net investment advisory fees of approximately 10 to 15 basis points of the gross assets it manages, assists in managing or supervises. We anticipate that the acquisition will have a positive effect on our earnings per share under current market conditions. However, it is uncertain whether the acquisition will be accretive to our earnings per share on a prospective basis.

      Under the Merger Agreement with FIDAC, the purchase price will be payable in shares of our common stock. Upon the consummation of the merger, we will issue shares of our common stock worth $40.5 million, based upon a valuation of shares of our common stock as of December 31, 2003, to the stockholders of FIDAC. The Merger Agreement includes an earn-out feature, under which we will pay up to an additional $49.5 million, which will be payable in shares of our common stock, to the stockholders of FIDAC if FIDAC meets certain revenue and pre-tax profit margin targets over the next three years as described in the Merger Agreement.

      The shares of our common stock issued upon consummation of the merger with FIDAC will be registered under federal securities laws. The shares issued to the stockholders of FIDAC upon consummation of the merger will be subject to restrictions on resale for three years after completion of the merger, subject to certain exceptions. The shares issued to the stockholders of FIDAC under the earn-out feature will be subject to restrictions on resale for either two years or one year after the applicable earn-out period, subject to certain exceptions.

      The Merger Agreement is subject to the approval of our stockholders and several other conditions. A vote on the Merger Agreement will be held at the next meeting of our stockholders. Approval of the Merger Agreement will require the affirmative vote of the holders of a majority of our shares of common stock voting at the stockholder meeting as long as the total vote cast at the stockholder meeting represents a majority of the shares entitled to vote at the stockholder meeting. Pursuant to the Merger Agreement, the FIDAC stockholders have agreed to vote any shares of our common stock owned of record by them in accordance with, and in the same proportion as, the votes cast by our stockholders who are not FIDAC stockholders in connection with the merger. We are not certain that our stockholders will approve the Merger Agreement or that the other conditions to the merger will be satisfied. If the merger is not completed, we expect to continue to operate under our facilities-sharing arrangement that we currently have with FIDAC.

      The information contained herein with respect to the proposed merger and issuance of our shares of common stock therein is neither an offer to sell nor a solicitation of an offer to buy any shares of our common stock. In connection with the proposed transaction, we will file a Form S-4 registration statement, which contains a proxy statement/prospectus, with the SEC. The proxy statement/prospectus will provide important information, including detailed risk factors, regarding the proposed acquisition. A copy of the proxy statement/prospectus and other relevant documents will be available free of charge at the SEC's website (www.sec.gov) or can be obtained free of charge by directing a request to us at Annaly Mortgage Management, Inc., 1211 Avenue of the Americas, Suite 2902, New York, NY 10036, Phone: (212) 696-0100, Facsimile:
(212) 696-9809, Attention: Kathryn Fagan, or can be obtained free of charge through our website (www.annaly.com) as soon as reasonably practicable after such material is filed with or furnished to the SEC. There is no assurance that the proposed acquisition will be consummated or that the terms of the acquisition or the timing or effects thereof will not differ materially from those described in the proxy statement/prospectus and other relevant documents.

POTENTIAL ACQUISITIONS, STRATEGIC ALLIANCES AND OTHER INVESTMENTS

      From time-to-time we have had discussions with other parties regarding possible transactions including acquisitions of other businesses or assets, investments in other entities, joint venture arrangements, or strategic alliances. To date, except for the acquisition of FIDAC, none of these discussions have gone beyond the preliminary stage. We have also considered from time-to-time entering into related businesses, although to date we have not entered into such businesses.

      We may, from time-to- time, continue to explore possible acquisitions, investments, joint venture arrangements and strategic alliances. Prior to making any equity investment, we will consult with our tax advisors.

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

AVAILABLE INFORMATION

      Our investor relations website is WWW.ANNALY.COM. We make available on this website under "Financial Reports and SEC filings," free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the SEC.

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

                                  RISK FACTORS

      An investment in our stock involves a number of risks. Before making an investment decision, you should carefully consider all of the risks described in this Form 10-K. If any of the risks discussed in this Form 10-K actually occur, our business, financial condition and results of operations could be materially adversely affected. If this were to occur, the trading price of our common stock could decline significantly and you may lose all or part of your investment. On January 2, 2004, we announced that we have signed a definitive merger agreement to acquire FIDAC. Certain of the risk factors discussed below include a discussion of the material risks associated with the acquisition of FIDAC and related transactions and should be considered by holders of our common stock.

RISKS RELATED TO OUR BUSINESS

AN INCREASE IN THE INTEREST PAYMENTS ON OUR BORROWINGS RELATIVE TO THE INTEREST WE EARN ON OUR INVESTMENT SECURITIES MAY ADVERSELY AFFECT OUR PROFITABILITY.

      We earn money based upon the spread between the interest payments we earn on our investment securities and the interest payments we must make on our borrowings. If the interest payments on our borrowings increase relative to the interest we earn on our investment securities, our profitability may be adversely affected.

      The interest payments on our borrowings may increase relative to the interest we earn on our adjustable-rate investment securities for various reasons discussed in this section.

DIFFERENCES IN TIMING OF INTEREST RATE ADJUSTMENTS ON OUR INVESTMENT SECURITIES AND OUR BORROWINGS MAY ADVERSELY AFFECT OUR PROFITABILITY.

      We rely primarily on short-term borrowings to acquire investment securities with long-term maturities. Accordingly, if short-term interest rates increase, this may adversely affect our profitability.

      Most of the investment securities we acquire are adjustable-rate securities. This means that their interest rates may vary over time based upon changes in an objective index, such as:

      o LIBOR. The interest rate that banks in London offer for deposits in London of U.S. dollars.

      o Treasury rate. A monthly or weekly average yield of benchmark U.S. Treasury securities, as published by the Federal Reserve Board.

      o CD Rate. The weekly average of secondary market interest rates on six-month negotiable certificates of deposit, as published by the Federal Reserve Board.

      These indices generally reflect short-term interest rates. On December 31, 2003, approximately 73% of our investment securities were adjustable-rate securities.

      The interest rates on our borrowings similarly vary with changes in an objective index. Nevertheless, the interest rates on our borrowings generally adjust more frequently than the interest rates on our adjustable-rate investment securities. For example, on December 31, 2003, our adjustable-rate investment securities had a weighted average term to next rate adjustment of 23 months, while our borrowings had a weighted average term to next rate adjustment of 90 days. Accordingly, in a period of rising interest rates, we could experience a decrease in net income or a net loss because the interest rates on our borrowings adjust faster than the interest rates on our adjustable-rate investment securities.

INTEREST RATE CAPS ON OUR INVESTMENT SECURITIES MAY ADVERSELY AFFECT OUR PROFITABILITY.

      Our adjustable-rate investment securities are typically subject to periodic and lifetime interest rate caps. Periodic interest rate caps limit the amount an interest rate can increase during any given period. Lifetime interest rate caps limit the amount an interest rate can increase through maturity of an investment security. Our borrowings are not subject to similar restrictions. Accordingly, in a period of rapidly increasing interest rates, we could experience a decrease in net income or experience a net loss because the interest rates on our borrowings could increase without limitation while the interest rates on our adjustable-rate investment securities would be limited by caps.

BECAUSE WE ACQUIRE FIXED-RATE SECURITIES, AN INCREASE IN INTEREST RATES MAY ADVERSELY AFFECT OUR PROFITABILITY.

      While the majority of our investments consist of adjustable-rate investment securities, we also invest in fixed-rate mortgage-backed securities. In a period of rising interest rates, our interest payments could increase while the interest we earn on our fixed-rate mortgage-backed securities would not change. This would adversely affect our profitability. On December 31, 2003, approximately 27% of our investment securities were fixed-rate securities.

AN INCREASE IN PREPAYMENT RATES MAY ADVERSELY AFFECT OUR PROFITABILITY.

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

      We often purchase mortgage-backed securities that have a higher interest rate than the market interest rate at the time. In exchange for this higher interest rate, we must pay a premium over the market value to acquire the security. In accordance with accounting rules, we amortize this premium over the term of the mortgage-backed security. If the mortgage-backed security is prepaid in whole or in part prior to its maturity date, however, we must expense the remaining unamortized portion of the premium that was prepaid at the time of the prepayment. This adversely affects our profitability. On December 31, 2003, approximately 97% of the mortgage-backed securities we owned were acquired at a premium.

      Prepayment rates generally increase when interest rates fall and decrease when interest rates rise, but changes in prepayment rates are difficult to predict. Prepayment rates also may be affected by conditions in the housing and financial markets, general economic conditions and the relative interest rates on fixed-rate and adjustable-rate mortgage loans.

      We may seek to reduce prepayment risk by acquiring mortgage-backed securities at a discount. If a discounted security is prepaid in whole or in part prior to its maturity date, we will earn income equal to the amount of the remaining discount. This will improve our profitability if the discounted securities are prepaid faster than expected. On December 31, 2003, approximately 3% of the mortgage-backed securities we owned were acquired at a discount.

      We also can acquire mortgage-backed securities that are less affected by prepayments. For example, we can acquire CMOs, a type of mortgage-backed security. CMOs divide a pool of mortgage loans into multiple tranches that allow for shifting of prepayment risks from slower-paying tranches to faster-paying tranches. This is in contrast to pass-through or pay-through mortgage-backed securities, where all investors share equally in all payments, including all prepayments. As discussed below, the Investment Company Act of 1940 (or the Investment Company Act) imposes restrictions on our purchase of CMOs. On December 31, 2003, approximately 23% of our mortgage-backed securities were CMOs and approximately 77% of our mortgage-backed securities were pass-through or pay-through securities.

      While we seek to minimize prepayment risk to the extent practical, in selecting investments we must balance prepayment risk against other risks and the potential returns of each investment. No strategy can completely insulate us from prepayment risk.

AN INCREASE IN INTEREST RATES MAY ADVERSELY AFFECT OUR BOOK VALUE.

      Increases in interest rates may negatively affect the market value of our investment securities. Our fixed-rate securities, generally, are more negatively affected by these increases. In accordance with accounting rules, we reduce our book value by the amount of any decrease in the market value of our investment securities.

OUR STRATEGY INVOLVES SIGNIFICANT LEVERAGE.

      We seek to maintain a ratio of debt-to-equity of between 8:1 and 12:1, although our ratio may at times be above or below this amount. We incur this leverage by borrowing against a substantial portion of the market value of our investment securities. By incurring this leverage, we can enhance our returns. Nevertheless, this leverage, which is fundamental to our investment strategy, also creates significant risks.

OUR LEVERAGE MAY CAUSE SUBSTANTIAL LOSSES.

      Because of our significant leverage, we may incur substantial losses if our borrowing costs increase. Our borrowing costs may increase for any of the following reasons:

      o     short-term interest rates increase;

      o     the market value of our investment securities decreases;

      o     interest rate volatility increases; or

      o     the availability of financing in the market decreases.

OUR LEVERAGE MAY CAUSE MARGIN CALLS AND DEFAULTS AND FORCE US TO SELL ASSETS UNDER ADVERSE MARKET CONDITIONS.

      Because of our leverage, a decline in the value of our investment securities may result in our lenders initiating margin calls. A margin call means that the lender requires us to pledge additional collateral to re-establish the ratio of the value of the collateral to the amount of the borrowing. Our fixed-rate mortgage-backed securities generally are more susceptible to margin calls as increases in interest rates tend to more negatively affect the market value of fixed-rate securities.

      If we are unable to satisfy margin calls, our lenders may foreclose on our collateral. This could force us to sell our investment securities under adverse market conditions. Additionally, in the event of our bankruptcy, our borrowings, which are generally made under repurchase agreements, may qualify for special treatment under the Bankruptcy Code. This special treatment would allow the lenders under these agreements to avoid the automatic stay provisions of the Bankruptcy Code and to liquidate the collateral under these agreements without delay.

LIQUIDATION OF COLLATERAL MAY JEOPARDIZE OUR REIT STATUS.

      To continue to qualify as a REIT, we must comply with requirements regarding our assets and our sources of income. If we are compelled to liquidate our investment securities, we may be unable to comply with these requirements, ultimately jeopardizing our status as a REIT.

WE MAY EXCEED OUR TARGET LEVERAGE RATIOS.

      We seek to maintain a ratio of debt-to-equity of between 8:1 and 12:1. However, we are not required to stay within this leverage ratio. If we exceed this ratio, the adverse impact on our financial condition and results of operations from the types of risks described in this section would likely be more severe.

WE MAY NOT BE ABLE TO ACHIEVE OUR OPTIMAL LEVERAGE.

      We use leverage as a strategy to increase the return to our investors. However, we may not be able to achieve our desired leverage for any of the following reasons:

      o     we determine that the leverage would expose us to excessive risk;

      o     our lenders do not make funding available to us at acceptable rates;
            or

      o our lenders require that we provide additional collateral to cover our borrowings.

WE MAY INCUR INCREASED BORROWING COSTS WHICH WOULD ADVERSELY AFFECT OUR PROFITABILITY.

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

      o     the availability of financing in the market; or

      o     the value and liquidity of our investment securities.

IF WE ARE UNABLE TO RENEW OUR BORROWINGS AT FAVORABLE RATES, OUR PROFITABILITY MAY BE ADVERSELY AFFECTED.

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

WE HAVE NOT USED DERIVATIVES TO MITIGATE OUR INTEREST RATE AND PREPAYMENT RISKS.

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

OUR INVESTMENT STRATEGY MAY INVOLVE CREDIT RISK.

      We may incur losses if there are payment defaults under our investment securities.

      To date, all of our mortgage-backed securities have been agency certificates which, although not rated, carry an implied "AAA" rating. Agency certificates are investment securities where FHLMC, FNMA or GNMA guarantees payments of principal or interest on the certificates.

      Even though we have only acquired "AAA" securities so far, pursuant to our capital investment policy, we have the ability to acquire securities of lower credit quality. Under our policy:

      o 75% of our investments must have a "AA" or higher rating by S&P, an equivalent rating by a similar nationally recognized rating organization or our management must determine that the investments are of comparable credit quality to investments with these ratings;

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

WE HAVE NOT ESTABLISHED A MINIMUM DIVIDEND PAYMENT LEVEL.

      We intend to pay quarterly dividends and to make distributions to our stockholders in amounts such that all or substantially all of our taxable income in each year (subject to certain adjustments) is distributed. This enables us to qualify for the tax benefits accorded to a REIT under the Code. We have not established a minimum dividend payment level and our ability to pay dividends may be adversely affected for the reasons described in this section. All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our REIT status and such other factors as our board of directors may deem relevant from time to time.

BECAUSE OF COMPETITION, WE MAY NOT BE ABLE TO ACQUIRE MORTGAGE-BACKED SECURITIES AT FAVORABLE YIELDS.

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

WE ARE DEPENDENT ON OUR KEY PERSONNEL.

      We are dependent on the efforts of our key officers and employees, including Michael A. J. Farrell, our Chairman of the board of directors, Chief Executive Officer, and President, Wellington J. Denahan, our Vice Chairman and Chief Investment Officer, Kathryn F. Fagan, our Chief Financial Officer and Treasurer, and Jennifer S. Karve, our Executive Vice President and Secretary. The loss of any of their services could have an adverse effect on our operations. Although we have employment agreements with each of them, we cannot assure you they will remain employed with us.

SOME OF OUR DIRECTORS, OFFICERS, AND EMPLOYEES HAVE OWNERSHIP INTERESTS AND MANAGE ASSETS FOR OTHER CLIENTS THAT CREATE POTENTIAL CONFLICTS OF INTEREST.

      Some of our directors, officers, and employees have potential conflicts of interest with us. The material potential conflicts are as follows:

      Mr. Farrell, Ms. Denahan and other officers and employees are actively involved in managing mortgage-backed securities and other fixed income assets for institutional clients through FIDAC. FIDAC is a registered investment adviser that on December 31, 2003 managed, assisted in managing or supervised approximately $13.6 billion in gross assets on a discretionary basis for a wide array of clients. FIDAC may also manage other funds in the future. These officers will continue to perform services for FIDAC, the institutional clients, and other funds managed by FIDAC. Mr. Farrell, Ms. Denahan, Ms. Fagan, Ms. Karve, and other of our officers and employees are the shareholders of FIDAC.

      We have entered into a merger agreement to acquire FIDAC. The merger is subject to the approval of our stockholders of the merger agreement and several other conditions. If the acquisition is not approved, these responsibilities may create conflicts of interest for these officers and employees if they are presented with corporate opportunities that may benefit us, the institutional clients, and other funds managed by FIDAC, if applicable. If the acquisition is not approved, our officers will continue to allocate investments among us, the institutional clients, and other funds managed by FIDAC, if applicable, by determining the entity or account for which the investment is most suitable. In making this determination, our officers consider the investment strategy and guidelines of each entity or account with respect to acquisition of assets, leverage, liquidity, and other factors that our officers determine appropriate.

      If the acquisition is not approved, our management expects to continue to allocate rent and other office expenses between our affiliates and us. These allocations may create conflicts of interest. Our management currently allocates rent and other expenses 90% to us and 10% to FIDAC. Our audit committee must approve any change in these allocation percentages. In addition, we may enter into agreements, such as technology sharing or research agreements, with our affiliates in the future. These agreements would present potential conflicts of interest. Our management will obtain prior approval of our audit committee prior to entering into any agreements with our affiliates.

FEDERAL INCOME TAX RISKS RELATED TO OUR QUALIFICATION AS A REIT

OUR FAILURE TO QUALIFY AS A REIT WOULD HAVE ADVERSE TAX CONSEQUENCES.

      We believe that since 1997 we have qualified for taxation as a REIT for federal income tax purposes. We plan to continue to meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. The determination that we are a REIT requires an analysis of various factual matters and circumstances that may not be totally within our control. For example, to qualify as a REIT, at least 75% of our gross income must come from real estate sources and 95% of our gross income must come from real estate sources and certain other sources that are itemized in the REIT tax laws. We are also required to distribute to stockholders at least 90% of our REIT taxable income (determined without regard to the deduction for dividends paid and by excluding any net capital gain). Even a technical or inadvertent mistake could jeopardize our REIT status. Furthermore, Congress and the Internal Revenue Service, or IRS, might make changes to the tax laws and regulations, and the courts might issue new rulings that make it more difficult or impossible for us to remain qualified as a REIT.

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

WE HAVE CERTAIN DISTRIBUTION REQUIREMENTS.

      As a REIT, we must distribute at least 90% of our REIT taxable income (determined without regard to the deduction for dividends paid and by excluding any net capital gain). The required distribution limits the amount we have available for other business purposes, including amounts to fund our growth. Also, it is possible that because of the differences between the time we actually receive revenue or pay expenses and the period we report those items for distribution purposes, we may have to borrow funds on a short-term basis to meet the 90% distribution requirement.

WE ARE ALSO SUBJECT TO OTHER TAX LIABILITIES.

      Even if we qualify as a REIT, we may be subject to certain federal, state and local taxes on our income and property. Any of these taxes would reduce our operating cash flow.

RISKS OF OWNERSHIP OF OUR COMMON STOCK

ISSUANCES OF LARGE AMOUNTS OF OUR STOCK COULD CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO DECLINE.

      As of March 4, 2004, 117,866,932 shares of our common stock were outstanding. If we issue a significant number of shares of common stock or securities convertible into common stock in a short period of time, there could be a dilution of the existing common stock and a decrease in the market price of the common stock.

WE MAY CHANGE OUR POLICIES WITHOUT STOCKHOLDER APPROVAL.

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

LIMITS ON OWNERSHIP OF OUR COMMON STOCK COULD HAVE ADVERSE CONSEQUENCES TO YOU AND COULD LIMIT YOUR OPPORTUNITY TO RECEIVE A PREMIUM ON OUR STOCK.

      To maintain our qualification as a REIT for federal income tax purposes, not more than 50% in value of the outstanding shares of our capital stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the federal tax laws to include certain entities). Primarily to facilitate maintenance of our qualification as a REIT for federal income tax purposes, our charter will prohibit ownership, directly or by the attribution provisions of the federal tax laws, by any person of more than 9.8% of the lesser of the number or value of the issued and outstanding shares of our common stock and will prohibit ownership, directly or by the attribution provisions of the federal tax laws, by any person of more than 9.8% of the lesser of the number or value of the issued and outstanding shares of any class or series of our preferred stock. Our board of directors, in its sole and absolute discretion, may waive or modify the ownership limit with respect to one or more persons who would not be treated as "individuals" for purposes of the federal tax laws if it is satisfied, based upon information required to be provided by the party seeking the waiver and upon an opinion of counsel satisfactory to the board of directors, that ownership in excess of this limit will not otherwise jeopardize our status as a REIT for federal income tax purposes.

      The ownership limit may have the effect of delaying, deferring or preventing a change in control and, therefore, could adversely affect our shareholders' ability to realize a premium over the then-prevailing market price for our common stock in connection with a change in control.

OUR GOVERNING DOCUMENTS AND MARYLAND LAW IMPOSE LIMITATIONS ON THE ACQUISITION OF OUR COMMON STOCK AND CHANGES IN CONTROL THAT COULD MAKE IT MORE DIFFICULT FOR A THIRD PARTY TO ACQUIRE US.

      MARYLAND BUSINESS COMBINATION ACT

      The Maryland General Corporation Law establishes special requirements for "business combinations" between a Maryland corporation and "interested stockholders" unless exemptions are applicable. An interested stockholder is any person who beneficially owns 10% or more of the voting power of our then-outstanding voting stock. Among other things, the law prohibits for a period of five years a merger and other similar transactions between us and an interested stockholder unless the board of directors approved the transaction prior to the party's becoming an interested stockholder. The five-year period runs from the most recent date on which the interested stockholder became an interested stockholder. The law also requires a super majority stockholder vote for such transactions after the end of the five-year period. This means that the transaction must be approved by at least:

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

REGULATORY RISKS

LOSS OF INVESTMENT COMPANY ACT EXEMPTION WOULD ADVERSELY AFFECT US.

      We intend to conduct our business so as not to become regulated as an investment company under the Investment Company Act. If we fail to qualify for this exemption, our ability to use leverage would be substantially reduced, and we would be unable to conduct our business as described in this Form 10-K.

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

COMPLIANCE WITH PROPOSED AND RECENTLY ENACTED CHANGES IN SECURITIES LAWS AND REGULATIONS ARE LIKELY TO INCREASE OUR COSTS.

      The Sarbanes-Oxley Act of 2002 and rules and regulations promulgated by the SEC and the New York Stock Exchange have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices. We believe that these rules and regulations will make it more costly for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified members of management and our board of directors, particularly to serve on our audit committee.

RISKS RELATED TO THE ACQUISITION

BECAUSE THE MARKET PRICE OF OUR COMMON STOCK MAY FLUCTUATE, YOU CANNOT BE CERTAIN OF THE PRECISE VALUE OF THE FUTURE ADDITIONAL SHARES THAT FIDAC SHAREHOLDERS MAY RECEIVE IN THE ACQUISITION.

      You cannot be certain of the precise value of the total acquisition consideration to be received by the FIDAC shareholders. Upon completion of the acquisition, each share of FIDAC stock will be converted into the right to receive approximately 2,935 shares of our common stock. FIDAC shareholders may also receive additional shares of our common stock as an earn-out in 2005, 2006, and 2007 worth up to $49,500,000 if FIDAC meets specific performance goals under the merger agreement. We cannot calculate how many shares we will issue under the earn-out provisions since that will vary depending upon whether and the extent to which FIDAC achieves specific performance goals. Even if FIDAC achieves specific performance goals for a fiscal year, the number of additional shares to be issued to the FIDAC shareholders will vary depending on our average share price for the first 20 trading days of the following fiscal year.

      In addition, the price of our common stock and the value of shares of FIDAC stock at the closing of the acquisition may vary from the respective values on the date the merger agreement was executed. For example, during 2003, our common stock ranged from a low sale price of $15.65 per share to a high sale price of $21.10 per share. These variations may be the result of various factors, including:

      o changes in the business, operations or prospects of us, FIDAC or the post acquisition entities;

      o     governmental, regulatory and/or litigation developments;

      o market assessments as to whether and when the acquisition will be consummated;

      o     the timing of the consummation of the acquisition;

      o     changes in interest rates; and

      o     general stock market, economic and political conditions.

THE MARKET PRICE FOR OUR COMMON STOCK MAY BE AFFECTED BY FACTORS DIFFERENT FROM THOSE AFFECTING THE SHARES OF FIDAC.

      Upon completion of the acquisition, FIDAC shareholders will become holders of additional shares of our common stock. Our business differs from that of FIDAC, and accordingly our future results of operations will be affected by factors different from those currently affecting our results of our operations.

UNCERTAINTIES ASSOCIATED WITH THE ACQUISITION OR OUR OWNERSHIP OF FIDAC MAY CAUSE FIDAC TO LOSE CLIENTS.

      FIDAC's clients may, in response to the announcement of the acquisition, delay or defer decisions concerning their use of FIDAC products and services because of uncertainties related to the consummation of the acquisition. FIDAC's clients may also determine to withdraw assets under FIDAC's management, because of uncertainties associated with the acquisition and/or because FIDAC will no longer be an independently run company following the acquisition. Any of these matters could have an adverse effect on our business, results of operations or financial condition following the acquisition and the adverse effect may be material.

RISKS RELATED TO THE COMBINED BUSINESSES

SOME MEMBERS OF OUR MANAGEMENT AND SOME MEMBERS OF OUR BOARD OF DIRECTORS HAVE INTERESTS IN THE ACQUISITION THAT ARE DIFFERENT FROM OR IN ADDITION TO THE INTERESTS THEY SHARE WITH YOU AS OUR STOCKHOLDERS.

      The FIDAC shareholders will be receiving shares of our common stock upon completion of the acquisition. The FIDAC shareholders also may receive additional shares of our common stock if FIDAC reaches specific performance targets for the fiscal years 2004, 2005, and 2006, and, therefore, the FIDAC shareholders may have different interests from our other stockholders in the performance of FIDAC. The special committee was formed because of, and our board of directors was aware of, these different interests and considered them, among other matters, in approving the merger agreement and the acquisition. In addition, Michael A.J. Farrell, through his ownership of shares of FIDAC common stock, upon completion of the acquisition, will control approximately 2% of the outstanding voting power of our common stock, without including any additional voting power he may acquire upon FIDAC's achievement of specific performance goals for its 2004, 2005 and 2006 fiscal years.

A REIT CANNOT INVEST MORE THAN 20% OF ITS TOTAL ASSETS IN THE STOCK OR SECURITIES OF ONE OR MORE TAXABLE REIT SUBSIDIARIES; THEREFORE, FIDAC CANNOT CONSTITUTE MORE THAN 20% OF OUR TOTAL ASSETS.

      A taxable REIT subsidiary is a corporation, other than a REIT or a qualified REIT subsidiary, in which a REIT owns stock and which elects taxable REIT subsidiary status. The term also includes a corporate subsidiary in which the taxable REIT subsidiary owns more than a 35% interest. A REIT may own up to 100% of the stock of one or more taxable REIT subsidiaries. A taxable REIT subsidiary may earn income that would not be qualifying income if earned directly by the parent REIT. Overall, at the close of any calendar quarter, no more than 20% of the value of a REIT's assets may consist of stock or securities of one or more taxable REIT subsidiaries.

      As a result of the acquisition, FIDAC will become our taxable REIT subsidiary. At that time, the stock and securities of FIDAC held by us is expected to represent less than 20% of the value of our total assets. Furthermore, we intend to monitor the value of our investments in the stock and securities of FIDAC (and any other taxable REIT subsidiary in which we may invest) to ensure compliance with the above-described 20% limitation. We cannot assure you, however, that we will always be able to comply with the 20% limitation so as to maintain REIT status.

TAXABLE REIT SUBSIDIARIES ARE SUBJECT TO TAX AT THE REGULAR CORPORATE RATES, ARE NOT REQUIRED TO DISTRIBUTE DIVIDENDS, AND THE AMOUNT OF DIVIDENDS A TAXABLE REIT SUBSIDIARY CAN PAY TO ITS PARENT REIT MAY BE LIMITED BY REIT GROSS INCOME TESTS.

      A taxable REIT subsidiary must pay income tax at regular corporate rates on any income that it earns. FIDAC will pay corporate income tax on its taxable income, and its after-tax net income will be available for distribution to us. Such income, however, is not required to be distributed.

      Moreover, the annual gross income tests that must be satisfied to ensure REIT qualification may limit the amount of dividends that we can receive from FIDAC and still maintain our REIT status. Generally, not more than 25% of our gross income can be derived from non-real estate related sources, such as dividends from a taxable REIT subsidiary. If, for any taxable year, the dividends we received from FIDAC, when added to our other items of non-real estate related income, represented more than 25% of our total gross income for the year, we could be denied REIT status, unless we were able to demonstrate, among other things, that our failure of the gross income test was due to reasonable cause and not willful neglect.

      The limitations imposed by the REIT gross income tests may impede our ability to distribute assets from FIDAC to us in the form of dividends. Certain asset transfers may, therefore, have to be structured as purchase and sale transactions upon which FIDAC recognizes taxable gain.

IF INTEREST ACCRUES ON INDEBTEDNESS OWED BY A TAXABLE REIT SUBSIDIARY TO ITS PARENT REIT AT A RATE IN EXCESS OF A COMMERCIALLY REASONABLE RATE, OR IF TRANSACTIONS BETWEEN A REIT AND A TAXABLE REIT SUBSIDIARY ARE ENTERED INTO ON OTHER THAN ARM'S-LENGTH TERMS, THE REIT MAY BE SUBJECT TO A PENALTY TAX.

      If interest accrues on an indebtedness owed by a taxable REIT subsidiary to its parent REIT at a rate in excess of a commercially reasonable rate, the REIT is subject to tax at a rate of 100% on the excess of (i) interest payments made by a taxable REIT subsidiary to its parent REIT over (ii) the amount of interest that would have been payable had interest accrued on the indebtedness at a commercially reasonable rate. A tax at a rate of 100% is also imposed on any transaction between a taxable REIT subsidiary and its parent REIT to the extent the transaction gives rise to deductions to the taxable REIT subsidiary that are in excess of the deductions that would have been allowable had the transaction been entered into on arm's-length terms. We will scrutinize all of our transactions with FIDAC in an effort to ensure that we do not become subject to these taxes. We cannot assure you, however, that we will be able to avoid application of these taxes.

RISKS RELATED TO FIDAC'S BUSINESS

A DECLINE IN THE VALUE OF SECURITIES OR LEVEL OF BORROWING ON FAVORABLE TERMS COULD LEAD TO A DECLINE IN FIDAC'S ASSETS UNDER MANAGEMENT, REVENUES AND EARNINGS.

      FIDAC's revenue is derived from fees it receives from investment advisory contracts with its clients. Under these contracts, the investment advisory fee FIDAC receives is typically based on the gross market value of assets under management. The gross assets FIDAC manages are increased by the borrowing of the portfolios and funds. Accordingly, a decline in the value of securities generally or the inability of the portfolio or the funds FIDAC manages to borrow on favorable terms may cause FIDAC's revenues and income to decline by:

            o causing the value of its assets under management to decrease, which would result in FIDAC receiving lower investment advisory fees; or

            o causing its clients to withdraw funds in favor of investments they perceive offer greater opportunity or lower risk, which would also result in FIDAC receiving lower investment advisory fees.

      If FIDAC's revenues decline without a commensurate reduction in its expenses, its net income will be reduced.

      Declines in the value of securities could be the result of several factors including economic downturn in the U.S. or foreign markets, political events, defaults by major financial institutions or adverse public or investor perceptions. The inability of the portfolio or the funds FIDAC manages to borrow on favorable terms could result from several factors including a narrowing of the difference between short term and long term interest rates or disruptions caused by rapid changes in interest rates. We cannot assure you that securities markets will not move in a direction which results in a loss of FIDAC revenues and earnings.

FIDAC COULD LOSE CLIENTS AND SUFFER A DECLINE IN FIDAC'S REVENUES AND EARNINGS IF THE INVESTMENTS IT CHOOSES PERFORM POORLY, REGARDLESS OF THE TREND IN THE VALUE OF SECURITIES.

      Investment performance is one of the most important factors for the growth of assets under FIDAC's management. Poor investment performance could impair FIDAC's revenues and growth because:

            o existing clients might withdraw funds in favor of better performing products, which would result in FIDAC receiving lower investment advisory fees;

            o its ability to attract funds from existing and new clients might diminish; or

            o firms and individuals with which FIDAC has strategic alliances may terminate their relationships, and future strategic alliances may be unavailable.

      The portfolios and funds FIDAC manages are generally similar in strategy and risks to our investments, although FIDAC's clients are not generally attempting to qualify as REITs. The performance of these portfolios and funds are likely to be affected by the same factors that affect FIDAC's investment returns. If FIDAC's revenues decline without a commensurate reduction in its expenses, its net income will be reduced.

FIDAC'S CLIENTS CAN REMOVE THE ASSETS FIDAC MANAGES ON SHORT NOTICE.

      FIDAC's investment advisory and administrative contracts are generally terminable upon 90 days' notice, and depending on the client, investors may redeem their investments in the funds from one day to one month with or without written notice.

      Institutional and individual clients, and firms with which FIDAC has strategic alliances, can terminate their relationship with FIDAC, reduce the aggregate amount of assets under management, or shift their funds to other types of accounts with different rate structures for any of a number of reasons, including investment performance, changes in prevailing interest rates and financial market performance, particularly in the market for mortgage-backed securities. If the yield on mortgage-backed securities declines without a similar reduction in FIDAC's cost of financing, we would expect the pace of redemptions of FIDAC managed funds and accounts to increase. The decrease in revenues that could result from any such event could have a material adverse effect on FIDAC's business.

THE INVESTMENT ADVISORY BUSINESS IS INTENSELY COMPETITIVE.

      The investment advisory business is intensely competitive, with competition based on a variety of factors including:

            o     the range of products offered;

            o     brand recognition and business reputation;

            o     investment performance;

            o the continuity of client relationships and of assets under management;

            o     the quality of service provided to clients;

            o     the level of fees and commissions charged for services;

            o     the level of commissions and other compensation paid;

            o the level of expenses paid to financial intermediaries related to administration and/or distribution; and

            o     financial strength.

      FIDAC competes in all aspects of its business with a large number of investment management firms, commercial banks, investment banks, broker-dealers, insurance companies and other financial institutions. A number of factors increase FIDAC's competitive risks:

            o a number of FIDAC's competitors have greater capital and other resources, and offer more comprehensive lines of products and services, than FIDAC does;

            o there are relatively few barriers to entry by new investment advisory firms, and the successful efforts of new entrants into FIDAC's lines of business of mortgage-backed securities, including major banks, insurance companies and other financial institutions, have resulted in increased competition;

            o other industry participants may from time to time seek to recruit FIDAC's investment professionals from FIDAC; and

            o FIDAC competitors are seeking to expand market share in the products and services it offers or intends to offer in the future.

      This competitive pressure may reduce FIDAC's revenues and earnings.

FIDAC DEPENDS ON ACCESSING CLIENTS THROUGH INTERMEDIARIES.

      FIDAC's ability to market its advisory and subadvisory services is highly dependent on access to its base of securities firms, banks, insurance companies and other intermediaries which generally offer competing investment products. The inability to have adequate client access could have a material adverse effect on FIDAC's business.

      FIDAC's distribution extends globally, including into many foreign markets but the portfolios and funds FIDAC manages are denominated in U.S. dollars. Foreign exchange rate changes could make U.S. dollar denominated investments less attractive to foreign investors and result in withdrawals by such investors or difficulty in attracting assets.

FIDAC IS SUBJECT TO EXTENSIVE REGULATION AND VIOLATIONS OF REGULATORY REQUIREMENTS COULD IMPAIR ITS ABILITY TO OPERATE OR RESULT IN FINES OR DAMAGE TO ITS REPUTATION.

      As with all investment advisors, FIDAC's business is heavily regulated. Noncompliance with applicable statutes or regulations could result in sanctions, including:

            o     the revocation of licenses to operate its business;

            o the suspension or expulsion from a particular jurisdiction or market of FIDAC or its key personnel;

            o     the imposition of fines and censures; and

            o     reputational loss.

      Any of these events could have a material adverse effect on FIDAC's business.

FIDAC IS DEPENDENT ON ITS KEY PERSONNEL.

      FIDAC is dependent on the efforts of its key officers and employees, including Michael A. J. Farrell, our Chairman of the board of directors, Chief Executive Officer, and President, Wellington J. Denahan, our Vice Chairman and Chief Investment Officer, Kathryn F. Fagan, our Chief Financial Officer and Treasurer, and Jennifer S. Karve, our Executive Vice President and Secretary. The loss of any of their services could have an adverse effect on FIDAC's operations. Although we have employment agreements with each of them, we cannot assure you they will remain employed with us.

ITEM 2.     PROPERTIES

      Our executive and administrative office is located at 1211 Avenue of the Americas, Suite 2902 New York, New York 10036, telephone 212-696-0100. This office is leased under a non-cancelable lease expiring December 31, 2009.

ITEM 3.     LEGAL PROCEEDINGS

      At December 31, 2003, there were no pending legal proceedings to which we were a party, or to which any of our property was subject.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      We did not submit any matters to a vote of our stockholders during the fourth quarter of 2003.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Our common stock began trading publicly on October 8, 1997 and is traded on the New York Stock Exchange under the trading symbol "NLY". As of March 4 2004, we had 117,866,932 shares of common stock issued and outstanding which were held by approximately 108,943 holders of record.

      The following table sets forth, for the periods indicated, the high, low, and closing sales prices per share of common stock as reported on the New York Stock Exchange composite tape and the cash dividends declared per share of our common stock.

                                                        Stock Prices

                                              High           Low           Close

First Quarter ended March 31, 2003           $19.55         $16.54        $17.47
Second Quarter ended June 30, 2003           $20.80         $17.43        $19.91
Third Quarter ended September 30, 2003       $21.10         $16.13        $16.42
Fourth Quarter ended December 31, 2003       $19.00         $15.65        $18.40

                                              High           Low           Close

First Quarter ended March 31, 2002           $17.62         $15.30        $16.98
Second Quarter ended June 30, 2002           $21.50         $16.20        $19.40
Third Quarter ended September 30, 2002       $20.40         $14.00        $18.45
Fourth Quarter ended December 31, 2002       $19.95         $15.25        $18.80

                                                      Cash Dividends
                                                      Declared Per Share

First Quarter ended March 31, 2003                          $0.60
Second Quarter ended June 30, 2003                          $0.60
Third Quarter ended September 30, 2003                      $0.28
Fourth Quarter ended December 31, 2003                      $0.47

First Quarter ended March 31, 2002                          $0.63
Second Quarter ended June 30, 2002                          $0.68
Third Quarter ended September 30, 2002                      $0.68
Fourth Quarter ended December 31, 2002                      $0.68

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

                      EQUITY COMPENSATION PLAN INFORMATION

      We have adopted a long term stock incentive plan for executive officers, key employees and nonemployee directors (the "Incentive Plan"). The Incentive Plan authorizes the Compensation Committee of the board of directors to grant awards, including incentive stock options as defined under Section 422 of the Code ("ISOs") and options not so qualified ("NQSOs"). The Incentive Plan authorizes the granting of options or other awards for an aggregate of the greater of 500,000 shares or 9.5% of the outstanding shares of our common stock. For a description of our Incentive Plan, see Note 8 to the Financial Statements.

      The following table provides information as of December 31, 2003, concerning shares of our common stock authorized for issuance under our existing Incentive Plan.

                                                                                                    Number of securities remaining
                                     Number of securities to be                                      available for future issuance
                                      issued upon exercise of     Weighted-average exercise price   under Incentive Plan (excluding
           Plan Category                outstanding options            of outstanding options              previously issued)
----------------------------------------------------------------------------------------------------------------------------------
Incentive Plan approved by
shareholders                                 1,063,259                         $14.28                          8,063,780(1)

Incentive Plan not approved by
shareholders                                        --                             --                                 --
                                     ----------------------------------------------------------------------------------------------
Total                                        1,063,259                         $14.28                          8,063,780
                                     ==============================================================================================

(1) The Incentive Plan authorizes the granting of options or other awards for an aggregate of the greater of 500,000 or 9.5% of the outstanding shares on a fully diluted basis of our common stock. ( (96,074,096 *9.5%)-1,063,259)

ITEM 6. SELECTED FINANCIAL DATA

      The following selected financial data are derived from our audited financial statements for the years ended December 31, 2003, 2002, 2001, 2000 and 1999. The selected financial data should be read in conjunction with the more detailed information contained in the Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

                             SELECTED FINANCIAL DATA
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                   FOR THE YEAR    FOR THE YEAR    FOR THE YEAR    FOR THE YEAR    FOR THE YEAR
                                                      ENDED           ENDED           ENDED           ENDED           ENDED
                                                   DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                       2003            2002            2001            2000            1999
                                                   ----------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:
     Interest income                               $   337,433     $   404,165     $   263,058     $   109,750     $    89,812
     Interest expense                                  182,004         191,758         168,055          92,902          69,846
                                                   ---------------------------------------------------------------------------
     Net interest income                           $   155,429     $   212,407     $    95,003     $    16,848     $    19,966
     Gain on sale of mortgage-backed securities         40,907          21,063           4,586           2,025             454
     General and administrative expenses
          (G&A expense)                                 16,233          13,963           7,311           2,286           2,281
                                                   ---------------------------------------------------------------------------
     Net income                                    $   180,103     $   219,507     $    92,278     $    16,587     $    18,139
                                                   ===========================================================================
     Basic net income per average share            $      1.95     $      2.68     $      2.23     $      1.18     $      1.41
     Diluted net income per average share          $      1.94     $      2.67     $      2.21     $      1.15     $      1.35
     Dividends declared per share                  $      1.95     $      2.67     $      1.75     $      1.15     $      1.38

                                                   DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
BALANCE SHEET DATA:                                    2003            2002            2001            2000            1999
                                                   ----------------------------------------------------------------------------
     Mortgage-Backed Securities, net               $11,956,512     $11,551,857     $ 7,575,379     $ 1,978,219     $ 1,437,793
     Total assets                                   12,990,286      11,659,084       7,717,314       2,035,029       1,491,322
     Repurchase agreements                          11,012,903      10,163,174       6,367,710       1,628,359       1,338,296
     Total liabilities                              11,841,066      10,579,018       7,049,957       1,899,386       1,388,050
     Stockholders' equity                            1,149,220       1,080,066         667,357         135,642         103,272
     Number of common shares outstanding            96,074,096      84,569,206      59,826,975      14,522,978      13,581,316

OTHER DATA:
     Average total assets                          $12,975,039     $10,486,423     $ 5,082,852     $ 1,652,459     $ 1,473,765
     Average earning assets                         12,007,333       9,575,365       4,682,780       1,564,491       1,461,254
     Average borrowings                             11,549,368       9,128,933       4,388,900       1,449,999       1,350,230
     Average equity                                  1,122,633         978,107         437,376         117,727         117,685
     Yield on average interest earning assets             2.81%           4.22%           5.62%           7.02%           6.15%
     Cost of funds on average interest bearing
          liabilities                                     1.58%           2.10%           3.83%           6.41%           5.17%
     Interest rate spread                                 1.23%           2.12%           1.79%           0.61%           0.98%

FINANCIAL RATIOS:
     Net interest margin (net interest
           income/average total assets)                   1.20%           2.03%           1.87%           1.02%           1.35%
     G&A expense as a percentage of average
           total assets                                   0.13%           0.13%           0.14%           0.14%           0.15%
     G&A expense as a percentage of average
          equity                                          1.45%           1.43%           1.67%           1.94%           1.94%
     Return on average total assets                       1.39%           2.09%           1.82%           1.00%           1.23%
     Return on average equity                            16.04%          22.44%          21.10%          14.09%          15.41%

ITEM 7.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      Certain statements contained in this annual report, and certain statements contained in our future filings with the Securities and Exchange Commission (the "SEC" or the "Commission"), in our press releases or in our other public or shareholder communications may not be, based on historical facts and are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements which are based on various assumptions, (some of which are beyond our control) may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as "may," "will," "believe," "expect," "anticipate," "continue," or similar terms or variations on those terms, or the negative of those terms. Actual results could differ materially from those set forth in forward-looking statements due to a variety of factors, including, but not limited to, changes in interest rates, changes in yield curve, changes in prepayment rates, the availability of mortgage backed securities for purchase, the availability of financing and, if available, the terms of any financing and risks related to our acquisition of FIDAC. For a discussion of the risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see "Risk Factors." We do not undertake, and specifically disclaim any obligation, to publicly release the result of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

OVERVIEW

      We are a real estate investment trust that owns and manages a portfolio of mortgage-backed securities and agency debentures. Our principal business objective is to generate net income for distribution to our stockholders from the spread between the interest income on our investment securities and the costs of borrowing to finance our acquisition of investment securities.

      We are primarily engaged in the business of investing, on a leveraged basis, in mortgage pass-through certificates, collateralized mortgage obligations and other mortgage-backed securities representing interests in or obligations backed by pools of mortgage loans (collectively, "Mortgage-Backed Securities"). We also invest in Federal Home Loan Bank ("FHLB"), Federal Home Loan Mortgage Corporation ("FHLMC"), and Federal National Mortgage Association ("FNMA") debentures. The Mortgage-Backed Securities and agency debentures are collectively referred to herein as "Investment Securities."

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

      The remainder of our assets, comprising not more than 25% of our total assets, may consist of other qualified REIT real estate assets which are unrated or rated less than high quality, but which are at least "investment grade" (rated "BBB" or better by Standard & Poor's Corporation ("S&P") or the equivalent by another nationally recognized rating agency) or, if not rated, we determine them to be of comparable credit quality to an investment which is rated "BBB" or better.

      We may acquire mortgage-backed securities backed by single-family residential mortgage loans as well as securities backed by loans on multi-family, commercial or other real estate-related properties. To date, all of the mortgage-backed securities that we have acquired have been backed by single-family residential mortgage loans.

      We have elected to be taxed as a REIT for federal income tax purposes. Pursuant to the current federal tax regulations, one of the requirements of maintaining its status as a REIT is that we must distribute at least 90% of our REIT taxable income (determined without regard to the deduction for dividends paid and by excluding any net capital gain) to our stockholders, subject to certain adjustments.

      The results of our operations are affected by various factors, many of which are beyond our control. The results of our operations primarily depend on, among other things, the level of our net interest income, the market value of our assets and the supply of and demand for such assets. Our net interest income, which reflects the amortization of purchase premiums, varies primarily as a result of changes in interest rates, borrowing costs and prepayment speeds, the behavior of which involves various risks and uncertainties. Prepayment speeds, as reflected by the Constant Prepayment Rate, or CPR, and interest rates vary according to the type of investment, conditions in financial markets, competition and other factors, none of which can be predicted with any certainty. In general, as prepayment speeds on our Mortgage-Backed Securities portfolio increase, related purchase premium amortization increases, thereby reducing the net yield on such assets. The CPR on our Investment Securities portfolio averaged 42% and 33% for the years ended December 31, 2003 and 2002, respectively. Since changes in interest rates may significantly affect our activities, our operating results depend, in large part, upon our ability to effectively manage interest rate risks and prepayment risks while maintaining our status as a REIT.

      The following table presents the CPR experienced on our Mortgage-Backed Securities portfolio, on an annualized basis, for the quarterly periods presented.

Quarter Ended                                                                CPR
-------------                                                                ---
December 31, 2003                                                            37%
September 30, 2003                                                           48%
June 30, 2003                                                                44%
March 31, 2003                                                               41%
December 31, 2002                                                            43%

      We believe that the CPR in future periods will depend, in part, on changes in and the level of market interest rates across the yield curve, with higher CPRs expected during periods of declining interest rates and lower CPRs expected during periods of rising interest rates.

      We have extended contractual maturities on borrowings, such that, our weighted average contractual maturity on our repurchase agreements was 203 days at December 31, 2003, as compared to 166 days at December 31, 2002.

      The table below provides quarterly information regarding our average balances, interest income, interest expense, yield on assets, cost of funds and net interest income for the quarterly periods presented.


                                                                             Yield on
                           Average       Interest                             Average    Average
                          Investment    Income on                    Total   Interest   Balance of               Average      Net
                          Securities    Investment   Average Cash  Interest   Earning   Repurchase    Interest   Cost of    Interest
                           Held (1)     Securities   Equivalents    Income    Assets    Agreements     Expense    Funds      Income
                          ----------    ----------   ------------  --------  --------   ----------    --------   -------    --------

                                       (Ratios for the four quarters in 2003 have been annualized, dollars in thousands)
For the Quarter Ended
  December 31, 2003       $11,799,730    $89,186          --        $89,186    3.02%   $11,235,908    $42,264      1.50%    $46,922
For the Quarter Ended
   September 30, 2003     $12,577,165    $66,855          --        $66,855    2.13%   $12,186,985    $43,922      1.44%    $22,933
For the Quarter Ended
   June 30, 2003          $12,815,290    $93,892          --        $93,892    2.93%   $12,311,329    $51,770      1.68%    $42,122
For the Quarter Ended
   March 31, 2003         $10,837,147    $87,500          --        $87,500    3.23%   $10,463,251    $44,048      1.68%    $43,452

(1) Does not reflect unrealized gains/(losses).

      We continue to explore alternative business strategies, alternative investments and other strategic initiatives to complement our core business strategy of investing, on a leveraged basis, in high quality Investment Securities.

No assurance, however, can be provided that any such strategic initiative will or will not be implemented in the future.

CRITICAL ACCOUNTING POLICIES

      Management's discussion and analysis of financial condition and results of operations is based on the amounts reported our financial statements. These financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the financial statements, management is required to make various judgments, estimates and assumptions that affect the reported amounts. Changes in these estimates and assumptions could have a material effect on our financial statements. The following is a summary of our policies most affected by management's judgments, estimates and assumptions.

      Market valuation of Investment Securities: All assets classified as available-for-sale are reported at fair value, based on market prices. Although we generally intend to hold most of its investment securities until maturity, we may, from time to time, sell any of our Investment Securities as part of its overall management of our statement of financial condition. Accordingly, this flexibility requires us to classify all of our investment securities as available-for-sale. Our policy is to obtain market values from three independent sources and record the market value of the securities based on the average of the three. Unrealized losses on Investment Securities that are considered other than temporary, as measured by the amount of decline in fair value attributable to factors other than temporary, are recognized in income and the cost basis of the Mortgage-Backed Securities is adjusted. There were no such adjustments for the years ended December 31, 2003, 2002, and 2001.

      Investment Securities transactions are recorded on the trade date. Purchases of newly issued securities are recorded when all significant uncertainties regarding the characteristics of the securities are removed, generally shortly before settlement date. Realized gains and losses on such transactions are determined on the specific identification basis.

      Interest income: Interest income is accrued based on the outstanding principal amount of the outstanding principal amount of the Investment Securities and their contractual terms. Premiums and discounts associated with the purchase of the Investment Securities are amortized into interest income over the lives of the securities using the interest method. Our policy for estimating prepayment speeds for calculating the effective yield is to evaluate historical performance, street consensus prepayment speeds, and current market conditions.

      Repurchase Agreements: We finance the acquisition of our Investment Securities through the use of repurchase agreements. Repurchase agreements are treated as collateralized financing transactions and are carried at their contractual amounts, including accrued interest, as specified in the respective agreements. Accrued interest is recorded as a separate line item.

      Income Taxes: We have elected to be taxed as a REIT and intend to comply with the provisions of the Internal Revenue Code of 1986, as amended (the "Code") with respect thereto. Accordingly, we will not be subjected to federal income tax to the extent of its distributions to shareholders and as long as certain asset, income and stock ownership tests are met.

RESULTS OF OPERATIONS

      NET INCOME SUMMARY

      For the year ended December 31, 2003, our net income was $180.1 million or $1.95 basic earnings per average share, as compared to $219.5 million or $2.68 basic earnings per average share for the year ended December 31, 2002. For the year ended December 31, 2001, our net income was $92.3 million, or $2.23 basic earnings per average share. Net income per average share decreased by $0.73 and total net income decreased $39.4 million for the year ended December 31, 2003, when compared to the year ended December 31, 2002. The reason for the decline in net income was due to the interest rate spread decreased to 1.23% in 2003 from 2.12% for the prior year. The primary reason for the decline in interest rate spread is the amortization of premium paid on the mortgage-backed securities. The total amortization for the year ended December 31, 2003 was $216.6 million and for the year ended December 31, 2002 was $106.2 million. The trend of record prepayment levels began to decline in the fourth quarter of the year. This was evidenced by the amortization for the fourth quarter of $38.4 million, in comparison to the third quarter of 2003 of $72.0 million. Net income per average share increased by $0.45 and total net income increased by $127.2 million for the year ended December 31, 2002, when compared to the year ended December 31, 2001. The increase in 2002 net income over 2001 is attributable to our acquisition of additional mortgage-backed securities using proceeds raised from our January 2002 public offering and Equity Shelf Program during the year and the increase in the interest rate spread between our interest-earning assets and our interest-bearing liabilities. We compute our net income per share by dividing net income by the weighted average number of shares of outstanding common stock during the period, which was 92,215,352 for the year ended December 31, 2003, 82,044,141 for the year ended December 31, 2002, and 41,439,631 for the year ended December 31, 2001. Dividends per share for the year ended December 31, 2003 were $1.95, or an aggregate of $179.3 million. Dividends per share for the year ended December 31, 2002 were $2.67 per share, or $223.6 million in total. Dividends per share for the year ended December 31, 2001 were $1.75 per share, or $88.4 million in total. Our return on average equity was 16.04% for the year ended December 31, 2003, 22.44% for the year ended December 31, 2002, and 21.1% for the year ended December 31, 2001. The decrease in return on equity in 2003 compared to 2002 is primarily due to a decline in spread income. The table below presents the net income summary for the years ended December 31, 2003, 2002, 2001, 2000, and 1999.

                               NET INCOME SUMMARY
              (DOLLARS IN THE THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                 Year Ended      Year Ended      Year Ended      Year Ended      Year Ended
                                                December 31,    December 31,    December 31,    December 31,    December 31,
                                                    2003            2002            2001            2000            1999
                                                ----------------------------------------------------------------------------
Interest income                                 $   337,433     $   404,165     $   263,058     $   109,750     $    89,812
Interest expense                                    182,004         191,758         168,055          92,902          69,846
                                                ----------------------------------------------------------------------------
Net interest income                                 155,429     $   212,407     $    95,003     $    16,848     $    19,966
Gain on sale of mortgage-backed securities           40,907          21,063           4,586           2,025             454
General and administrative expenses                  16,233          13,963           7,311           2,286           2,281
                                                ----------------------------------------------------------------------------
Net income                                      $   180,103     $   219,507     $    92,278     $    16,587     $    18,139
                                                ============================================================================

Average number of basic shares outstanding       92,215,352      82,044,141      41,439,631      14,089,436      12,889,510

Average number of diluted shares outstanding     93,031,253      82,282,883      41,857,498      14,377,459      13,454,007

Basic net income per share                      $      1.95     $      2.68     $      2.23     $      1.18     $      1.41
Diluted net income per share                    $      1.94     $      2.67     $      2.21     $      1.15     $      1.35

Average total assets                            $12,975,039     $10,486,423     $ 5,082,852     $ 1,652,459     $ 1,473,765
Average equity                                    1,122,633         978,107         437,376         117,727         117,685

Return on average total assets                         1.39%           1.43%           1.82%           1.00%           1.23%
Return on average equity                              16.04%          22.44%          21.10%          14.09%          15.41%

      INTEREST INCOME AND AVERAGE EARNING ASSET YIELD

      We had average earning assets of $12.0 billion for the year ended December 31, 2003. We had average earning assets of $9.6 billion for the year ended December 31, 2002. We had average earning assets of $4.7 billion for the year ended December 31, 2001. Our primary source of income for the years ended December 31, 2003, 2002, and 2001 was interest income. A portion of our income was generated by gains on the sales of our mortgage-backed securities. Our interest income was $337.4 million for the year ended December 31, 2003, $404.2 million for the year ended December 31, 2002, and $263.1 million for the year ended December 31, 2001. Our yield on average earning assets was 2.81%, 4.22%, and 5.62% for the same respective periods. Our yield on average earning assets decreased by 1.41% for the year ended December 31, 2003 in comparison to the prior year. The declining yields were the direct result of increased amortization on our assets due to the rise in prepayments, especially in the third quarter of 2003. The homeowners' prepayment option makes the average term, yield and performance of a mortgage-backed security uncertain because of the uncertainty in timing the return of principal. In general, prepayments decrease the total yield on a bond purchased at a premium, because over the life of the bond that premium has to be amortized. The faster prepayments, the shorter the life of the security, which results in increased amortization. Our average earning asset balance increased by $2.4 billion for the year ended December 31, 2003, when compared to the prior year. Our asset base increased resulting from the inflow of capital from our public offering and Equity Shelf Program during the year ended December 31, 2003. Even with increased average earning assets, interest income declined because of the 141 basis point decline in yield on average earning assets. Our yield on average earning assets decreased by 140 basis points and our average earning asset balance increased by $4.9 billion for the year ended December 31, 2002, when compared to the prior year. Due to the increase in assets resulting from the three public offerings during the year ended December 31, 2002, interest income increased by $141.1 million. The table below shows our average balance of cash equivalents and investment securities, the yields we earned on each type of earning assets, our yield on average earning assets and our interest income for the years ended December 31, 2003, 2002, 2001, 2000, and 1999, and the four quarters in 2003.

                           AVERAGE EARNING ASSET YIELD
   (RATIOS FOR THE FOUR QUARTERS IN 2003 ARE ANNUALIZED, DOLLARS IN THOUSANDS)

                                                                                      Yield on     Yield on     Yield on
                                             Average       Average       Average       Average      Average     Average
                                              Cash       Investment      Earning        CASH       Investment   Earning     Interest
                                           Equivalents   Securities       Assets     Equivalents   Securities    Assets      Income
                                           -----------   ----------       ------     -----------   ----------    ------      ------
For the Year Ended December 31, 2003             --     $12,007,333    $12,007,333        --         2.81%        2.81%     $337,433
For the Year Ended December 31, 2002           $  2     $ 9,575,365    $ 9,575,365      1.14%        4.22%        4.22%     $404,165
For the Year Ended December 31, 2001           $  2     $ 4,682,778    $ 4,682,780      3.25%        5.62%        5.62%     $263,058
For the Year Ended December 31, 2000           $263     $ 1,564,228    $ 1,564,491      4.18%        7.02%        7.02%     $109,750
For the Year Ended December 31, 1999           $221     $ 1,461,033    $ 1,461,254      4.10%        6.15%        6.15%     $ 89,812
------------------------------------------------------------------------------------------------------------------------------------
For the Quarter Ended December 31, 2003          --     $11,799,730    $11,799,730        --         3.02%        3.02%     $ 89,186
For the Quarter Ended September 30, 2003         --     $12,577,165    $12,577,165        --         2.13%        2.13%     $ 66,855
For the Quarter Ended June 30, 2003              --     $12,815,290    $12,815,290        --         2.93%        2.93%     $ 93,892
For  the Quarter Ended March 31, 2003            --     $10,837,147    $10,837,147        --         3.23%        3.23%     $ 87,500

      The Constant Prepayment Rate increased to 42% for the year ended December 31, 2003, as compared to 33% for the year ended December 31, 2002 and 26% for the year ended December 31, 2001. The homeowners' prepayment option makes the average term yield and performance of a mortgage-backed security uncertain because of the uncertainty in timing the return of principal. In general, prepayment decrease the total yield on a bond purchased at a premium, because over life of the bond that premium has to be amortized. The faster prepayments, the shorter the life of the security, which results in the increased amortization. The total amortization for the year ended December 31, 2003, 2002, and 2001 was $216.6 million , $106.2 million, and $36.9 million, respectively. For the first, second, third, and fourth quarters of 2003, amortization was $48.6 million, $57.6 million, $72.0 million, and $38.4 million, respectively. The third quarter experienced the highest level of prepayments and in the fourth quarter we experienced a decline in the prepayment speeds, providing evidence that the trend was not continuing.

      INTEREST EXPENSE AND THE COST OF FUNDS

      We had average borrowed funds of $11.5 billion for the year ended December 31, 2003, $9.1 billion for the year ended December 31, 2002 and $4.4 billion for the year ended December 31, 2001. Interest expense totaled $182.0 million, $191.8 million and $168.1 million for the years ended December 31, 2003, 2002, and 2001, respectively. Our average cost of funds was 1.58% for the year ended December 31, 2003, 2.10% for the year ended December 31, 2002 and 3.83% for the year ended December 31, 2001. The cost of funds rate decreased by 52 basis points and the average borrowed funds increased by $2.4 billion for the year ended December 31, 2003. Interest expense for the year ended December 31, 2003 declined $9.8 million, even with the increase in the average borrowed funds for the year. Since a substantial portion of our repurchase agreements are short term, market rates are directly reflected in our interest expense. The average one-month LIBOR for the year ended December 31, 2003 was 1.21%, as compared to 1.77% for the year ended December 31, 2002. This downward trend of short-term interest rates stabilized in the third and fourth quarters of 2003, with the average One-Month LIBOR at 1.11% for the third quarter and 1.13% for the fourth quarter. Interest expense for the year ended December 31, 2002 increased

$23.7 million, from $168.1 million to $191.8 million. We increased our asset base by raising approximately $379.5 million of additional capital in 2002. As a result, we increased the amounts borrowed under repurchase agreements. Consequently, the increased interest expense for the year 2002 is the result of our growth. The table below shows our average borrowed funds and average cost of funds as compared to average one-month and average six-month LIBOR for the years ended December 31, 2003, 2002, 2001, 2000, and 1999, and the four quarters in 2003.

                              AVERAGE COST OF FUNDS
     (Ratios for the four quarters in 2003 have been annualized, dollars in thousands)

                                                                                       Average
                                                                                      One-Month     Average Cost of  Average Cost of
                                                    Average  Average     Average   LIBOR Relative   Funds Relative   Funds Relative
                             Average     Interest   Cost of  One-Month  Six-Month    to Average       to Average       to Average
                         Borrowed Funds   Expense    Funds     LIBOR      LIBOR    Six-Month LIBOR  One-Month LIBOR  Six-Month LIBOR
                         --------------   -------    -----     -----      -----    ---------------  ---------------  ---------------
For the Year Ended
   December  31, 2003      $11,549,368    $182,004   1.58%     1.21%      1.23%        (0.02%)          0.37%            0.35%
For the Year Ended
   December  31, 2002      $ 9,128,933    $191,758   2.10%     1.77%      1.88%        (0.11%)          0.33%            0.22%
For the Year Ended
   December  31, 2001      $ 4,388,900    $168,055   3.83%     3.88%      3.73%         0.15%          (0.05%)           0.10%
For the Year Ended
  December 31, 2000        $ 1,449,999    $ 92,902   6.41%     6.41%      6.66%        (0.25%)            --            (0.25%)
For the Year Ended
  December 31, 1999        $ 1,350,230    $ 69,846   5.17%     5.25%      5.53%        (0.28%)         (0.08%)          (0.36%)
------------------------------------------------------------------------------------------------------------------------------------
For the Quarter Ended
   December 31, 2003       $11,235,908    $ 42,264   1.50%     1.13%      1.23%        (0.10%)          0.37%            0.27%
For the Quarter Ended
   September 30, 2003      $12,186,985    $ 43,922   1.44%     1.11%      1.17%        (0.06%)          0.33%            0.27%
For the Quarter Ended
  June 30, 2003            $12,311,329    $ 51,770   1.68%     1.26%      1.20%         0.06%           0.42%            0.48%
For the Quarter Ended
  March 31, 2003           $10,463,252    $ 44,048   1.68%     1.34%      1.33%         0.01%           0.34%            0.35%

      NET INTEREST INCOME

      Our net interest income, which equals interest income less interest expense, totaled $155.4 million for the year ended December 31, 2003, $212.4 million for the year ended December 31, 2002, and $95.0 million for the year ended December 31, 2001. Our net interest spread, which equals the yield on average interest-earning assets for the period less the average cost of funds for the period, was 1.23% for the year ended December 31, 2003, which is a 0.89% decrease over the prior year. Our net interest income decreased $57.0 million for the year ended December 31, 2003 over the prior year. This was the direct result of the CPR, which increased from 33% in the prior year to 42%. The CPR for the four quarters in 2003 was 41%, 44%, 48%, and 37%, respectively. The third quarter of 2003 was the highest weighted average CPR in our history. The net interest spread for the year ended December 31, 2002 was 2.12%, as compared to 1.79% for the year ended December 31, 2001. Our net interest income increased by $117.4 million for the year ended December 31, 2002 over the prior year. The increase in our balance sheet which resulted from our raising additional capital in 2002, along with the 0.33% increase in the interest rate spread. Net interest margin, which equals net interest income divided by average total assets, was 1.20% for the year ended December 31, 2003, 2.03% for the year ended December 31, 2002, and 1.87% for the year ended December 31, 2001.

      The table below shows our interest income by earning asset type, average earning assets by type, total interest income, interest expense, average repurchase agreements, average cost of funds, and net interest income for the years ended December 31, 2003, 2002, 2001, 2000, and 1999, and the four quarters in 2003.

                               NET INTEREST INCOME
     (Ratios for the four quarters in 2003 have been annualized, dollars in thousands)

                                                                             Yield on
                           Average      Interest                              Average     Average
                          Investment   Income on                    Total    Interest    Balance of               Average     Net
                          Securities   Investment   Average Cash  Interest    Earning    Repurchase    Interest   Cost of   Interest
                             Held      Securities   Equivalents    Income     Assets     Agreements     Expense    Funds     Income
                          ----------   ----------   ------------  --------   ---------   ----------    --------   -------   --------
For the Year Ended        $12,007,333   $337,433         --        $337,433     2.81%    $11,549,368   $182,004     1.58%   $155,429
  December 31, 2003
For the Year Ended
  December 31, 2002       $ 9,575,365   $404,165       $  2        $404,165     4.22%    $ 9,128,933   $191,758     2.10%   $212,407
For the Year Ended
  December 31, 2001       $ 4,682,778   $263,058       $  2        $263,058     5.62%    $ 4,388,900   $168,055     3.83%   $ 95,003
For the Year Ended
  December 31, 2000       $ 1,564,228   $109,739       $263        $109,750     7.02%    $ 1,449,999   $ 92,902     6.41%   $ 16,848
For the Year Ended
  December 31, 1999       $ 1,461,033   $ 89,801       $221        $ 89,812     6.15%    $ 1,350,230   $ 69,846     5.17%   $ 19,966
------------------------------------------------------------------------------------------------------------------------------------
For the Quarter Ended     $11,799,730   $ 89,186         --        $ 89,186     3.02%    $11,235,908   $ 42,264     1.50%   $ 46,922
  December 31, 2003
For the Quarter Ended
   September 30, 2003     $12,577,165   $ 66,855         --        $ 66,855     2.13%    $12,186,985   $ 43,922     1.44%   $ 22,933
For the Quarter Ended
   June 30, 2003          $12,815,290   $ 93,892         --        $ 93,892     2.93%    $12,311,329   $ 51,770     1.68%   $ 42,122
For the Quarter Ended
   March 31, 2003         $10,837,147   $ 87,500         --        $ 87,500     3.23%    $10,463,251   $ 44,048     1.68%   $ 43,452

      GAINS AND LOSSES ON SALES OF MORTGAGE-BACKED SECURITIES

      For the year ended December 31, 2003, we sold mortgage-backed securities with an aggregate historical amortized cost of $2.9 billion for an aggregate gain of $40.9 million. For the year ended December 31, 2002, we sold mortgage-backed securities with an aggregate historical amortized cost of $2.1 billion for an aggregate gain of $21.1 million. For the year ended December 31, 2001, we sold mortgage-backed securities with an aggregate historical amortized cost of $1.2 billion for an aggregate gain of $4.6 million. For the year ended December 31, 2000, we sold mortgage-backed securities with an aggregate historical amortized cost of $487.8 million for an aggregate gain of $2.0 million. The gain on sale of assets for the year ended December 31, 2003 increased by $19.8 million over the prior year. The gain on sale of assets for the year ended December 31, 2002 increased by $16.5 million over the prior year. The gain on sale of assets for the year ended December 31, 2001 increased by $2.6 million over the prior year. Even though the gain for the year 2001 increased over the prior year, as a percentage of total income it declined. We do not expect to sell assets on a frequent basis, but may from time to time sell existing assets to move into new assets, which our management believes might have higher risk-adjusted returns, or to manage our balance sheet as part of our asset/liability management strategy.

      GENERAL AND ADMINISTRATIVE EXPENSES

      General and administrative ("G&A") expenses were $16.2 million for the year ended December 31, 2003, $14.0 million for the year ended December 31, 2002, and $7.3 million for the year ended December 31, 2001. G&A expenses as a percentage of average total assets was 0.13%, 0.13% and 0.14%, for the years ended December 31, 2003, 2002, and 2001, respectively. G&A expense has increased proportionately with our increased capital base and the growth in staff from 15 at the end of 2002 to 20 at the end of 2003. Salaries and bonuses for the years ended December 31, 2003, 2002, and 2001 were $11.5 million, $10.8 million, and $4.7 million. Even with the increased asset base, G&A expense as a percentage of average assets has not increased. The table below shows our total G&A expenses as compared to average total assets and average equity for the years ended December 31, 2003, 2002, 2001, 2000, 1999, and the four quarters in 2003.

                    G&A EXPENSES AND OPERATING EXPENSE RATIOS
     (Ratios for the four quarters in 2003 have been annualized, dollars in thousands)

                                                          Total G&A            Total G&A
                                                       Expenses/Average     Expenses/Average
                                 Total G&A Expenses         Assets               Equity
                                 ------------------    ----------------     ----------------
For the Year Ended
   December 31, 2003                   $16,233              0.13%                 1.45%
For the Year Ended
   December 31, 2002                   $13,963              0.13%                 1.43%
For the Year Ended
   December 31, 2001                   $ 7,311              0.14%                 1.67%
For the Year Ended
  December 31, 2000                    $ 2,286              0.14%                 1.94%
For the Year Ended
  December 31, 1999                    $ 2,281              0.15%                 1.94%
-------------------------------------------------------------------------------------------------
For the Quarter Ended
  December 31, 2003                    $ 4,225              0.13%                 1.47%
For the Quarter Ended
  September 30, 2003                   $ 4,110              0.12%                 1.42%
For the Quarter Ended
  June 30, 2003                        $ 4,201              0.12%                 1.50%
For the Quarter Ended
  March 31, 2003                       $ 3,697              0.12%                 1.37%

      NET INCOME AND RETURN ON AVERAGE EQUITY

      Our net income was $180.1 million for the year ended December 31, 2003, $219.5 million for the year ended December 31, 2002, and $92.3 million for the year ended December 31, 2001. Our return on average equity was 16.04% for the year ended December 31, 2003, 22.44% for the year ended December 31, 2002, and 21.1% for the year ended December 31, 2001. Net income decreased by $39.4 million in the year 2003 over the previous year, due to the declining interest rate spread. Net income increased by $127.2 million in the year 2002 over the previous year, due to the increased asset base and the increase in the average interest rate spread. In addition to spread income, we were able to take advantage of appreciation in asset value in 2003, 2002, and 2001. The table below shows our net interest income, gain on sale of mortgage-backed securities and G&A expenses each as a percentage of average equity, and the return on average equity for the years ended December 31, 2003, 2002, 2001, 2000, 1999, and for the four quarters in 2003.

                     COMPONENTS OF RETURN ON AVERAGE EQUITY
           (Ratios for the four quarters in 2003 have been annualized)

                                                                   Gain on Sale of
                                                 Net Interest      Mortgage-Backed           G&A
                                                Income/Average   Securities/Average   Expenses/Average     Return on
                                                    Equity             Equity              Equity        Average Equity
                                                --------------   ------------------   ----------------   --------------
For the Year Ended December 31, 2003                13.85%              3.64%               1.45%            16.04%
For the Year Ended December 31, 2002                21.72%              2.15%               1.43%            22.44%
For the Year Ended December 31, 2001                21.72%              1.05%               1.67%            21.10%
For the Year Ended December 31, 2000                14.31%              1.72%               1.94%            14.09%
For the Year Ended December 31, 1999                16.97%              0.38%               1.94%            15.41%
-----------------------------------------------------------------------------------------------------------------------
For the Quarter Ended December 31, 2003             16.36%                --                1.47%            14.89%
For the Quarter Ended September 30, 2003             7.95%              3.35%               1.42%             9.88%
For the Quarter Ended June 30, 2003                 15.06%              7.23%               1.50%            20.79%
For the Quarter Ended March 31, 2003                16.11%              4.09%               1.37%            18.83%

FINANCIAL CONDITION

      INVESTMENT SECURITIES

      All of our Mortgage-Backed Securities at December 31, 2003, 2002, and 2001 were adjustable-rate or fixed-rate mortgage-backed securities backed by single-family mortgage loans. All of the mortgage assets underlying these mortgage-backed securities were secured with a first lien position on the underlying single-family properties. All our mortgage-backed securities were FHLMC, FNMA or GNMA mortgage pass-through certificates or CMOs, which carry an implied "AAA" rating. We mark-to-market all of our earning assets at fair value.

      All of our Agency Debentures are callable and carry an implied "AAA" rating. We mark-to-market all of our agency debentures at fair value.

      We accrete discount balances as an increase in interest income over the life of discount investment securities and we amortize premium balances as a decrease in interest income over the life of premium investment securities. At December 31, 2003, 2002, and 2001, we had on our balance sheet a total of $1.5 million, $664,000, and $2.1 million respectively, of unamortized discount (which is the difference between the remaining principal value and current historical amortized cost of our investment securities acquired at a price below principal value) and a total of $301.3 million, $274.6 million, and $139.4 million respectively, of unamortized premium (which is the difference between the remaining principal value and the current historical amortized cost of our investment securities acquired at a price above principal value).

      We received mortgage principal repayments of $8.3 billion for the year ended December 31, 2003, $4.7 billion for the year ended December 31, 2002, and $1.7 billion for the year ended December 31, 2001. The overall prepayment speed for the year ended December 31, 2003, 2002, 2001 was 42%, 33%, and 27% respectively. During the year ended December 31, 2003, the annual prepayment speed was the highest in our history at 42%. The result was record returns of principal for the year, relative to the asset size. The increase in prepayments in 2002 from 2001 was primarily because we acquired more mortgage-backed securities following our three public offerings. Given our current portfolio composition, if mortgage principal prepayment rates were to increase over the life of our mortgage-backed securities, all other factors being equal, our net interest income would decrease during the life of these mortgage-backed securities as we would be required to amortize our net premium balance into income over a shorter time period. Similarly, if mortgage principal prepayment rates were to decrease over the life of our mortgage-backed securities, all other factors being equal, our net interest income would increase during the life of these mortgage-backed securities as we would amortize our net premium balance over a longer time period.

      The table below summarizes our Investment Securities at December 31, 2003, 2002, 2001, 2000, and 1999, and September 30, 2003, June 30, 2003, and March 31,
2003.

                              INVESTMENT SECURITIES
                             (dollars in thousands)

                                                                          Amortized                    Estimated Fair   Weighted
                                                Net       Amortized    Cost/Principal    Estimated    Value/Principal   Average
                           Principal Value    Premium        Cost           Value       Fair Value         Value         Yield
                           ---------------    -------     ---------    --------------   ----------    ---------------   --------
At December 31, 2003          $12,682,130     $299,810   $12,981,940       102.36%      $12,934,679        101.99%        2.96%
At December 31, 2002          $11,202,384     $273,963   $11,476,347       102.45%      $11,551,857        103.12%        3.25%
At December 31, 2001          $ 7,399,941     $137,269   $ 7,537,210       101.86%      $ 7,575,379        102.37%        4.41%
At December 31, 2000          $ 1,967,967     $ 23,296   $ 1,991,263       101.18%      $ 1,978,219        100.52%        7.09%
At December 31, 1999          $ 1,452,917     $ 22,444   $ 1,475,361       101.54%      $ 1,437,793         98.96%        6.77%
-------------------------------------------------------------------------------------------------------------------------------
At September 30, 2003         $12,363,260     $293,694   $12,656,954       102.38%      $12,605,085        101.96%        2.35%
At June 30, 2003              $13,939,447     $322,838   $14,262,285       102.32%      $14,263,475        102.32%        2.87%
At March 31, 2003             $11,957,710     $289,360   $12,247,070       102.42%      $12,318,070        103.01%        2.83%

      The tables below set forth certain characteristics of our investment securities. The index level for adjustable-rate Investment Securities is the weighted average rate of the various short-term interest rate indices, which determine the coupon rate.

               ADJUSTABLE-RATE INVESTMENT SECURITY CHARACTERISTICS
                             (dollars in thousands)

                                                                                                                         Principal
                                                                                                                          Value at
                                     Weighted                                   Weighted                    Weighted   Period End as
                                      Average     Weighted        Weighted    Average Term    Weighted       Average     % of Total
                         Principal    Coupon      Average       Average Net      to Next       Average        Asset      Investment
                           Value       Rate     Index Level        Margin      Adjustment    Lifetime Cap     Yield      Securities
                         ---------   --------   -----------     -----------   ------------   ------------   --------   -------------
 At December 31, 2003    $9,294,934    3.85%       2.25%            1.60%       23 months         9.86%        2.47%        73.29%
 At December 31, 2002    $7,007,062    4.10%       2.51%            1.59%       11 months        10.37%        2.33%        62.55%
 At December 31, 2001    $5,793,250    5.90%       3.95%            1.95%       24 months        11.49%        3.87%        78.29%
 At December 31, 2000    $1,454,356    7.61%       5.76%            1.85%       15 months        11.47%        7.24%        73.90%
 At December 31, 1999    $  951,839    7.33%       5.84%            1.49%       11 months        10.30%        7.64%        65.51%
------------------------------------------------------------------------------------------------------------------------------------

At September 30, 2003    $8,498,116    3.76%       2.17%            1.59%       22 months         9.75%        1.77%        68.74%
     At June 30, 2003    $8,889,012    3.69%       2.18%            1.51%       18 months         9.70%        2.47%        63.77%
    At March 31, 2003    $7,716,248    3.93%       2.31%            1.62%       13 months        10.04%        2.20%        64.53%

                 FIXED-RATE INVESTMENT SECURITY CHARACTERISTICS
                             (dollars in thousands)

                                                                        Weighted
                                                  Weighted Average    Average Asset    Principal Value as % of Total
                               Principal Value      Coupon Rate           Yield            Investment Securities
                               ---------------    ----------------    -------------    -----------------------------
At December 31, 2003              $3,387,197           5.77%              4.29%                   26.71%
At December 31, 2002              $4,195,322           6.76%              4.78%                   37.45%
At December 31, 2001              $1,606,691           6.92%              6.33%                   21.71%
At December 31, 2000              $  513,611           6.62%              6.68%                   26.10%
At December 31, 1999              $  501,078           6.58%              7.01%                   34.49%
--------------------------------------------------------------------------------------------------------------------

At September 30, 2003             $3,865,171           5.86%              3.63%                   31.26%
At June 30, 2003                  $5,050,434           5.97%              3.58%                   36.23%
At March 31, 2003                 $4,241,462           6.53%              3.98%                   35.47%

      At December 31, 2003 we held investment securities with coupons linked to the one-year, two-year, three-year, and five-year Treasury indices, one-month and one-year LIBOR, six-month Auction Average, twelve-month moving average and the six-month CD rate. At December 31, 2002 we held investment securities with coupons linked to the one-year, three-year, and five-year Treasury indices, one-month and six-month LIBOR, six-month Auction Average, twelve-month moving average and the six-month CD rate.

                 ADJUSTABLE-RATE INVESTMENT SECURITIES BY INDEX
                                DECEMBER 31, 2003

                                                                 Six-         12-       11th
                                  One-     Six-      Twelve      Month       Month    District    Interest
                                 Month     Month     Month      Auction     Moving     Cost of   Rate Step
                                 Libor     Libor     Libor      Average     Average     Funds        Up
                                 -----     -----     -----      -------     -------   --------   ---------
Weighted Average Term to
  Next Adjustment                 1mo.    25 mo.     34 mo.       2 mo.      1 mo.      1 mo.     175 mo.
Weighted Average Annual
  Period Cap                      None     2.14%      2.09%       1.00%      0.14%       None       2.00%
Weighted Average Lifetime
  Cap at December 31, 2003       8.88%     9.88%     10.12%      13.04%     10.70%     12.42%       6.76%
Investment Principal Value
 as Percentage of Investment
  Securities at
  December 31, 2003             17.26%     1.73%     12.00%       0.01%      0.53%      2.13%       2.21%

                                                                                               Monthly
                                              1-Year      2-Year      3-Year       5-Year      Federal
                                Six-Month    Treasury    Treasury    Treasury     Treasury     Cost of
                                 CD Rate       Index       Index       Index       Index        Funds
                                ---------    --------    --------    --------     --------     -------
Weighted Average Term to
  Next Adjustment                  2 mo.       23 mo.      15 mo.       16 mo.      26 mo.        1 mo.
Weighted Average Annual
  Period Cap                       1.00%        1.88%       2.00%        2.00%       2.00%         None
Weighted Average Lifetime
  Cap at December 31, 2003        11.62%       10.05%      11.92%       12.89%      12.63%       13.40%
Investment Principal Value
 as Percentage of Investment
  Securities at
  December 31, 2003                0.09%       35.10%       0.01%        0.44%       0.17%        1.61%

                 ADJUSTABLE-RATE INVESTMENT SECURITIES BY INDEX
                                DECEMBER 31, 2002


                                                        Six-Month   12-Month                1-Year     2-Year     3-Year     5-Year
                                 One-Month   One-Year    Auction     Moving    Six-Month   Treasury   Treasury   Treasury   Treasury
                                   LIBOR      LIBOR      Average    Average     CD Rate     Index       Index     Index      Index
                                 ---------   --------   ---------   --------   ---------   --------   --------   --------   --------
Weighted Average Term to
  Next Adjustment                   1mo.      41 mo.       2 mo.      1 mo.      2 mo.      22 mo.     10 mo.     20 mo.     31 mo.
Weighted Average Annual
  Period Cap                        None       2.00%       2.00%       None      1.00%       1.93%      2.00%      2.00%      2.00%
Weighted Average Lifetime
  Cap at December 31, 2002         9.01%      11.31%      13.00%     10.37%     11.60%      11.83%     11.93%     12.83%     12.57%
Mortgage Principal Value as
  Percentage of Mortgage-
  Backed Securities at
  December 31, 2002               32.43%       0.33%       0.03%      0.58%      0.14%      27.67%      0.03%      0.92%      0.42%

      BORROWINGS

      To date, our debt has consisted entirely of borrowings collateralized by a pledge of our investment securities. These borrowings appear on our balance sheet as repurchase agreements. At December 31, 2003, we had established uncommitted borrowing facilities in this market with 29 lenders in amounts, which we believe are in excess of our trends. All of our investment securities are currently accepted as collateral for these borrowings. However, we limit our borrowings, and thus our potential asset growth, in order to maintain unused borrowing capacity and thus increase the liquidity and strength of our balance sheet.

      For the year ended December 31, 2003, the term to maturity of our borrowings ranged from one day to three years, with a weighted average original term to maturity of 203 days at December 31, 2003. For the year ended December 31, 2002, the term to maturity of our borrowings ranged from one day to three years, with a weighted average original term to maturity of 166 days at December 31, 2002. For the year ended December 31, 2001, the term to maturity of our borrowings ranged from one day to three years, with a weighted average original term to maturity of 119 days at December 31, 2001.

      At December 31, 2003, the weighted average cost of funds for all of our borrowings was 1.51% and the weighted average term to next rate adjustment was 90 days. At December 31, 2002, the weighted average cost of funds for all of our borrowings was 1.72% and the weighted average term to next rate adjustment was 124 days. At December 31, 2001, the weighted average cost of funds for all of our borrowings was 2.18% and the weighted average term to next rate adjustment was 85 days.

      LIQUIDITY

      Liquidity, which is our ability to turn non-cash assets into cash, allows us to purchase additional investment securities and to pledge additional assets to secure existing borrowings should the value of our pledged assets decline. Potential immediate sources of liquidity for us include cash balances and unused borrowing capacity. Unused borrowing capacity will vary over time as the market value of our investment securities varies. Our balance sheet also generates liquidity on an on-going basis through mortgage principal repayments and net earnings held prior to payment as dividends. Should our needs ever exceed these on-going sources of liquidity plus the immediate sources of liquidity discussed above, we believe that in most circumstances our investment securities could be sold to raise cash. The maintenance of liquidity is one of the goals of our capital investment policy. Under this policy, we limit asset growth in order to preserve unused borrowing capacity for liquidity management purposes.

      At present, we have entered into uncommitted facilities with 29 lenders for borrowings in the form of repurchase agreements. Borrowings under our repurchase agreements increased by $850 million to $11.0 billion at December 31, 2003, from $10.2 billion at December 31, 2002. This increase in leverage was facilitated by the increase in our equity capital as a result of the issuance of common stock primarily through public offerings during 2003.

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

      Under our repurchase agreements, we may be required to pledge additional assets to our repurchase agreement counterparties (i.e., lenders) in the event the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral (a "margin call"), which may take the form of additional securities or cash. Specifically, margin calls result from a decline in the value of the our Mortgage-Backed Securities securing our repurchase agreements, prepayments on the mortgages securing such Mortgage-Backed Securities and to changes in the estimated fair value of such Mortgage-Backed Securities generally due to principal reduction of such Mortgage-Backed Securities from scheduled amortization and resulting from changes in market interest rates and other market factors. Through December 31, 2003, we did not have any margin calls on our repurchase agreements that we were not able to satisfy with either cash or additional pledged collateral. However, should prepayment speeds on the mortgages underlying our Mortgage-Backed Securities and/or market interest rates suddenly increase, margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.

      The following table summarized the effect on our liquidity and cash flows from contractual obligations for repurchase agreements and the non-cancelable office lease at December 31, 2003.

                                  2004          2005          2006          2007           2008      Thereafter
                                  ----          ----          ----          ----           ----      ----------
                                                            (dollars in thousands)
Repurchase Agreements          $9,812,903    $  950,000    $  250,000            --            --            --
Long-term lease obligations           500           500           530           532           532           532
                               --------------------------------------------------------------------------------
Total                          $9,813,403    $  950,500    $  250,530    $      532    $      532    $      532
                               ================================================================================

      STOCKHOLDERS' EQUITY

      We use "available-for-sale" treatment for our investment securities; we carry these assets on our balance sheet at estimated market value rather than historical amortized cost. Based upon this "available-for-sale" treatment, our equity base at December 31, 2003 was $1.1 billion, or $11.96 per share. If we had used historical amortized cost accounting, our equity base at December 31, 2003 would have been $1.2 billion, or $12.45 per share. Our equity base at December 31, 2002 was $1.1 billion or $12.77 per shares. If we had used historical amortized cost accounting, our equity base at December 31, 2002 would have been $1.0 billion, or $11.88 per share. Our equity base at December 31, 2001 was $667.4 million, or $11.15 per share. If we had used historical amortized cost accounting, our equity base at December 31, 2001 would have been $629.2 million, or $10.52 per share.

      Through the Equity Shelf Program, in which we sell shares from time-to-time at market prices, we raised approximately $34.7 million in net proceeds and issued 1,879,600 shares during 2003 and $28.1 million in net proceeds and issued 1,484,100 shares during 2002. In 2003, 231,893 shares were purchased through our dividend reinvestment and share purchase plan, totaling approximately $4.2 million, and in 2002, 165,480 shares were purchased through our dividend reinvestment and share purchase plan, totaling approximately $3.0 million. We did not sell any shares through our Equity Shelf Program in the fourth quarter of 2003. In January 2004, we completed an offering of common stock issuing 20,700,000 shares, with aggregate net proceeds of approximately $363.6 million. In 2003, we completed an offering of common stock in the second quarter issuing 9,300,700 shares, with aggregate net proceeds of approximately $151.3 million. In 2002, we completed an offering of common stock in the first quarter issuing 23,000,000 shares, with aggregate net proceeds of approximately $347.4 million. We completed three public offerings during the year ended December 31, 2001 in which we issued a total of 45,060,100 shares of common stock, and received aggregate net proceeds of approximately $474.2 million.

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

                           UNREALIZED GAINS AND LOSSES
                             (dollars in thousands)

                                                                           At December 31,
                                                     2003          2002          2001          2000          1999
                                                 ----------------------------------------------------------------
Unrealized Gain                                  $ 24,886      $ 90,507      $ 53,935      $  3,020      $  1,531
Unrealized Loss                                   (72,147)      (14,997)      (15,766)      (16,064)      (39,100)
                                                 ----------------------------------------------------------------
Net Unrealized Gain (Loss)                       ($47,261)     $ 75,510      $ 38,169      ($13,044)     ($37,569)
                                                 ================================================================

Net Unrealized Gain (Loss) as % of Investment
Securities Principal Value                          (0.37%)        0.67%         0.52%        (0.66%)       (2.59%)
Net Unrealized Gain (Loss) as % of Investment
Securities Amortized Cost                           (0.37%)        0.67%         0.51%        (0.66%)       (2.54%)

Unrealized changes in the estimated net market value of investment securities have one direct effect on our potential earnings and dividends: positive marked-to-market changes increase our equity base and allow us to increase our borrowing capacity while negative changes tend to limit borrowing capacity under our capital investment policy. A very large negative change in the net market value of our investment securities might impair our liquidity position, requiring us to sell assets with the likely result of realized losses upon sale. The net unrealized gains (loss) on available for sale securities was $(47.3) million, or (0.37%) of the amortized cost of our investment securities as of December 31, 2003, $75.5 million, or 0.67% of the amortized cost of our investment securities as of December 31, 2002, and $38.2 million, or 0.51% of the amortized cost of our investment securities as of December 31, 2001. The Mortgage-Backed Securities with a carrying value of $809.0 million have been in a continuous unrealized loss position over 12 months at December 31 2003 in the amount of $8.2 million. The Mortgage-Backed Securities with a carrying value of $6.7 billion have been in an unrealized loss position for less than 12 months at December 31, 2003 in the amount of $52.2 million. The reason for the decline in value of these securities is due to changes in interest rates. All of the Mortgage-Backed Securities are "AAA" rated or carry an implied "AAA" rating. These investments are not considered other-than-temporarily impaired since we have the ability and intent to hold the investments for a period of time sufficient for a forecasted market price recovery up to or beyond the cost of the investments. Also, we are guaranteed payment on the par value of the securities.

      The table below shows our equity capital base as reported and on a historical amortized cost basis at December 31, 2003, 2002, 2001, 2000, and 1999, and September 30, 2003, June 30, 2003 and March 31,2003. Issuances of common stock, the level of earnings as compared to dividends declared, and other factors influence our historical cost equity capital base. The reported equity capital base is influenced by these factors plus changes in the "Net Unrealized Gains (Losses) on Assets Available for Sale" account.

                              STOCKHOLDERS' EQUITY

                              Historical      Net Unrealized Gains     Reported         Historical        Reported Equity
                            Amortized Cost     (Losses) on Assets     Equity Base     Amortized Cost     (Book Value) Per
                             Equity Base       Available for Sale    (Book Value)    Equity Per Share         Share
                            ---------------------------------------------------------------------------------------------
                                                   (dollars in thousands, except per share data)
At December 31, 2003         $1,196,481            $  (47,261)        $1,149,220          $12.45                $11.96
At December 31, 2002         $1,004,555            $   75,511         $1,080,066          $11.88                $12.77
At December 31, 2001         $  629,188            $   38,169         $  667,357          $10.52                $11.15
At December 31, 2000         $  148,686           ($   13,044)        $  135,642          $10.24                $ 9.34
At December 31, 1999         $  140,841           ($   37,569)        $  103,272          $10.37                $ 7.60
----------------------------------------------------------------------------------------------------------------------
At September 30, 2003        $1,197,598            $  (51,870)        $1,145,728          $12.48                $11.94
At June 30, 2003             $1,160,248            $    1,190         $1,161,438          $12.34                $12.35
At March 31, 2003            $1,005,712            $   71,000         $1,076,712          $11.88                $12.72

      LEVERAGE

      Our debt-to-equity ratio at December 31, 2003, 2002, and 2001 was 9.6:1, 9.4:1, and 9.5:1, respectively. We generally expect to maintain a ratio of debt-to-equity of between 8:1 and 12:1, although the ratio may vary from this range from time to time based upon various factors, including our management's opinion of the level of risk of our assets and liabilities, our liquidity position, our level of unused borrowing capacity and over-collateralization levels required by lenders when we pledge assets to secure borrowings.

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

      OFF-BALANCE SHEET ARRANGEMENTS

      We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities. As such, we are not materially exposed to any market, credit, liquidity or financing risk that could arise if we had engaged in such relationships.

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

      OTHER MATTERS

      We calculate that our qualified REIT assets, as defined in the Internal Revenue Code, are 100.0% of our total assets at December 31, 2003, 2002, and 2001 as compared to the Internal Revenue Code requirement that at least 75% of our total assets be qualified REIT assets. We also calculate that 100% of our revenue qualifies for the 75% source of income test, and 100% of its revenue qualifies for the 95% source of income test, under the REIT rules for the years ended December 31, 2003, 2002, and 2001. We also met all REIT requirements regarding the ownership of our common stock and the distribution of our net income. Therefore, as of December 31, 2003, 2002, and 2001 we believe that we qualified as a REIT under the Internal Revenue Code.

      We at all times intend to conduct our business so as not to become regulated as an investment company under the Investment Company Act of 1940, as amended (the "Investment Company Act"). If we were to become regulated as an investment company, then our use of leverage would be substantially reduced. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" (qualifying interests). Under current interpretation of the staff of the SEC, in order to qualify for this exemption, we must maintain at least 55% of our assets directly in qualifying interests. In addition, unless certain mortgage securitites represent all the certificates issued with respect to an underlying pool of mortgages, the mortgage-backed securities may be treated as securities separate from the underlying mortgage loans and, thus, may not be considered qualifying interests for purposes of the 55% requirement. We calculate that as of December 31, 2003, 2002, and 2001 we were in compliance with this requirement.

      RECENT DEVELOPMENTS

      On January 2, 2004, we announced that we had entered into an agreement to acquire FIDAC. At our annual meeting of stockholders, our stockholders will vote on whether or not to approve the merger agreement we have entered into in connection with the acquisition. The acquisition also remains subject to final confirmation by our Board of Directors that no events have occurred and no circumstances have arisen that would alter our Board's earlier determination that such acquisition is in the best interests of us and our stockholders.

      Under the merger agreement, our wholly owned Delaware subsidiary, FDC Merger Sub, Inc., will merge with and into FIDAC, and FIDAC will be the surviving corporation. The merger agreement provides that FIDAC shareholders will receive approximately 2,935 shares of our common stock for each share of FIDAC common stock they own. In addition, FIDAC shareholders have the right to receive additional shares of our common stock, upon the achievement by FIDAC of specific performance goals, on or about March 3, 2005, 2006 and 2007, calculated based on the price of our common stock and the number of FIDAC shares they owned. The value of the shares of our common stock to be issued to the FIDAC shareholders immediately upon the consummation of the acquisition was fixed at $40,500,000 based upon the closing price of our shares on December 31, 2003, which is to be paid by delivering 2,201,080 shares of our common stock. The value of the additional shares to be paid to FIDAC shareholders has been fixed as up to a maximum dollar amount of $49,500,000; however, we cannot calculate how many shares we will issue in the future since that will vary depending on our share price at the time of each issuance.

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

      Our profitability and the value of our portfolio may be adversely affected during any period as a result of changing interest rates. The following table quantifies the potential changes in net interest income and portfolio value should interest rates go up or down 75 basis points, assuming the yield curves of the rate shocks will be parallel to each other and the current yield curve. All changes in income and value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at December 31, 2003, and various estimates regarding prepayment and all activities are made at each level of rate shock. Actual results could differ significantly from these estimates.

                           Projected Percentage Change in    Projected Percentage Change in
Change in Interest Rate         Net Interest Income                  Portfolio Value
-------------------------------------------------------------------------------------------
-75 Basis Points                      (4.26%)                             0.43%
-50 Basis Points                      (2.83%)                             0.31%
-25 Basis Points                      (1.41%)                             0.17%
Base Interest Rate
+25 Basis Points                       2.44%                             (0.19%)
+50 Basis Points                       3.22%                             (0.41%)
+75 Basis Points                       6.45%                             (0.66%)

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

      The following table sets forth the estimated maturity or repricing of our interest-earning assets and interest-bearing liabilities at December 31, 2003. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except adjustable-rate loans, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature. The interest rate sensitivity of our assets and liabilities in the table could vary substantially if based on actual prepayment experience.

                                                                           More than 1
                                          Within 3                          Year to 3      3 Years and
                                           Months        4-12 Months          Years            Over           Total
                                                                   (dollars in thousands)
                                        ------------------------------------------------------------------------------
Rate Sensitive Assets:
  Investment Securities                  $2,882,906       $1,222,596       $3,483,954       $5,092,674     $12,682,130

Rate Sensitive Liabilities:
  Repurchase Agreements                   9,298,736          514,387        1,199,780               --      11,012,903
                                        ------------------------------------------------------------------------------

Interest rate sensitivity gap           ($6,415,830)      $  708,209       $2,284,174       $5,092,674     $ 1,669,227
                                        ==============================================================================

Cumulative rate sensitivity gap         ($6,415,830)     ($5,707,621)     ($3,423,447)      $1,669,227
                                        ==============================================================

Cumulative interest rate sensitivity
gap as a percentage of total
rate-sensitive assets                        (50.59%)         (45.01%)         (26.99%)          13.16%
                                        ==============================================================

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

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Our financial statements and the related notes, together with the Independent Auditors' Report thereon, are set forth on pages F-1 through F-16 of this Form 10-K.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 9A CONTROLS AND PROCEDURES

      A review and evaluation was performed by our management, including our Chief Executive Officer (the "CEO") and Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that review and evaluation, the CEO and CFO have concluded that our current disclosure controls and procedures, as designed and implemented, were effective. There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of their evaluation. There were no significant material weaknesses identified in the course of such review and evaluation and, therefore, we have taken no corrective measures.

                                    PART III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by Item 10 as to our directors is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2003. The information required by Item 10 as to our compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2003.

      We have adopted a Code of Business Conduct and Ethics within the meaning of Item 406(b) of Regulation S-K. This Code of Business Conduct and Ethics applies to our principal executive officer, principal financial officer and principal accounting officer. This Code of Business Conduct and Ethics is publicly available on our website at www.annaly.com. If we make substantive amendments to this Code of Business Conduct and Ethics or grant any waiver, including any implicit waiver, we intend to disclose these events on our website.

ITEM 11 EXECUTIVE COMPENSATION

      The information required by Item 11 is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2003.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The information required by Item 12 is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2003.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by Item 13 is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2003.

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The information required by Item 14 is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2003.

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

3.    Exhibits:

                                  EXHIBIT INDEX

Exhibit        Exhibit Description
Number

3.1 Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-11 (Registration No. 333-32913) filed with the Securities and Exchange Commission on August 5, 1997).
3.2 Articles of Amendment and Restatement of the Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-11 (Registration No. 333-32913) filed with the Securities and Exchange Commission on August 5, 1997).
3.3 Articles of Amendment of the Articles of Incorporation of the Registrant (incorporated to Exhibit 3.1 of the Registrant's Registration Statement on Form S-3 (Registration Statement 333-74618) filed with the Securities and Exchange Commission on June 12, 2002).
3.4 Bylaws of the Registrant, as amended (incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-11 (Registration No. 333-32913) filed with the Securities and Exchange Commission on August 5, 1997).
4.1            Specimen Common Stock Certificate (incorporated by reference to
               Exhibit 4.1 to Amendment No. 1 to our Registration Statement on Form S-11 (Registration No. 333-32913) filed with the Securities and Exchange Commission on September 17, 1997).
4.2 Specimen Preferred Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-3 (Registration No. 333-74618) filed with the Securities and Exchange Commission on December 5, 2001).
10.1           Long-Term Stock Incentive Plan (incorporated by reference to
               Exhibit 10.3 to our Registration Statement on Form S-11 (Registration No. 333-32913) filed with the Securities and Exchange Commission on August 5, 1997).*
10.2           Form of Master Repurchase Agreement (incorporated by reference to
               Exhibit 10.7 to our Registration Statement on Form S-11 (Registration No. 333-32913) filed with the Securities and Exchange Commission on August 5, 1997).
10.3 Amended and Restated Employment Agreement, effective as of May 1, 2001 between the Registrant and Michael A.J. Farrell (incorporated by reference to Exhibit 10.1 to our Form 10-Q/A for its quarterly period ended June 30, 2001 filed with the Securities and Exchange Commission on August 27, 2001).*
10.4 Amended and Restated Employment Agreement, effective as of May 1, 2001, between the Registrant and Wellington J. Denahan (incorporated by reference to Exhibit 10.2 to our Form 10-Q/A for its quarterly period ended June 30, 2001 filed with the Securities and Exchange Commission on August 27, 2001).*
10.5 Amended and Restated Employment Agreement, effective as of May 1, 2001 between the Registrant and Kathryn F. Fagan (incorporated by reference to Exhibit 10.3 to our Form 10-Q/A for its quarterly period ended June 30, 2001 filed with the Securities and Exchange Commission on August 27, 2001).*

10.6 Amended and Restated Employment Agreement, effective as of May 1, 2001, between the Registrant and Jennifer S. Karve (incorporated by reference to Exhibit 10.4 to our Form 10-Q/A for its quarterly period ended June 30, 2001 filed with the Securities and Exchange Commission on August 27, 2001).*
10.7 Agreement and Plan of Merger, dated as of December 31, 2003, by and among the Registrant, Fixed Income Discount Advisory Company, FDC MergerSub, Inc., Michael A.J. Farrell, Wellington J. Denahan, Jennifer S. Karve, Kathryn F. Fagan, Jeremy Diamond, Ronald D. Kazel, Rose-Marie Lyght, Kristopher R. Konrad, and James P. Fortescue (incorporated by reference to Exhibit 99.2 to our Form 8-K filed with the Securities and Exchange Commission on January 2, 2004).
23.1           Consent of Independent Auditors.
31.1 Certification of Michael A.J. Farrell, Chairman, Chief Executive Officer, and President of the Registrant, pursuant to 18 U.S.C.
               Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Certification of Kathryn F. Fagan, Chief Financial Officer and Treasurer of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certification of Michael A.J. Farrell, Chairman, Chief Executive Officer, and President of the Registrant, pursuant to 18 U.S.C.
               Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 Certification of Kathryn F. Fagan, Chief Financial Officer and Treasurer of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Exhibit Numbers 10.1 and 10.3-10.6 are management contracts or compensatory plans required to be filed as Exhibits to this Form 10-K.

(b) Reports on Form 8-K

      We filed the following current reports on Form 8-K:

      o Our Current Report on Form 8-K reporting under item 12 as filed on October 21, 2003 announcing our financial results for the fiscal quarter ended September 30, 2003.

      Subsequent to December 31, 2003, we filed the following current reports on Form 8-K:

      o Our Current Report on Form 8-K as filed on January 2, 2004 reporting under item 5 announcing our agreement to acquire Fixed Income Discount Advisory Company;

      o Our Current Report on Form 8-K as filed on January 16, 2004 reporting under items 5 and 7 announcing our entering into an underwriting agreement with UBS Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated as representatives of the several underwriters, relating to the sale of 18,000,000 shares of common stock, par value $0.01 per share (the "Common Stock"), and the granting of an over-allotment option for an additional 2,700,000 shares of Common Stock to the Underwriters to fulfill over-allotments; and

      o Our Current Report on Form 8-K reporting under item 12 as filed on February 6, 2004 announcing our financial results for the fiscal quarter and year ended December 31, 2003.

      INDEPENDENT AUDITORS' REPORT

      FINANCIAL STATEMENTS
      Years Ended December 31, 2003, 2002, and 2001

      ANNALY MORTGAGE MANAGEMENT, INC.

      NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                                                                           PAGE

INDEPENDENT AUDITORS' REPORT                                               F-1

FINANCIAL STATEMENTS FOR THE YEARS ENDED
   DECEMBER 31, 2003, 2002, and 2001:

   Statements of Financial Condition                                       F-2

   Statements of Operations                                                F-3

   Statements of Stockholders' Equity                                      F-4

   Statements of Cash Flows                                                F-5

   Notes to Financial Statements                                        F-6-F-16

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Annaly Mortgage Management, Inc.

We have audited the accompanying statements of financial condition of Annaly Mortgage Management, Inc. (the "Company") as of December 31, 2003 and 2002 and the related statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2003 and 2002 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.


/s/ Deloitte & Touche LLP

New York, New York
March 5, 2004

                        ANNALY MORTGAGE MANAGEMENT, INC.
                        STATEMENTS OF FINANCIAL CONDITION
                           DECEMBER 31, 2003 AND 2002
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                DECEMBER 31,     DECEMBER 31,
                                                                    2003             2002
                                                                ------------     ------------

                                       ASSETS
Cash and cash equivalents                                       $        247     $        726
Mortgage-Backed Securities, at fair value                         11,956,512       11,551,857
Agency Debentures, at fair value                                     978,167               --
Receivable for Mortgage-Backed Securities sold                            --           55,954
Accrued interest receivable                                           53,743           49,707
Other assets                                                           1,617              840

                                                                ------------     ------------
Total assets                                                    $ 12,990,286     $ 11,659,084
                                                                ============     ============

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Repurchase agreements                                         $ 11,012,903     $ 10,163,174
  Payable for Mortgage-Backed Securities purchased                   761,115          338,691
  Accrued interest payable                                            14,989           14,935
  Dividends payable                                                   45,155           57,499
  Other liabilities                                                    4,017            2,812
  Accounts payable                                                     2,887            1,907

                                                                ------------     ------------
Total liabilities                                                 11,841,066       10,579,018
                                                                ------------     ------------

Stockholders' Equity:
  Common stock: par value $.01 per share; 500,000,000
  Authorized 96,074,096 and 84,569,206  shares
  issued and outstanding, respectively                                   961              846
  Additional paid-in capital                                       1,194,159        1,003,200
  Accumulated other comprehensive income (loss)                      (47,261)          75,511
  Retained earnings                                                    1,361              509

                                                                ------------     ------------
Total stockholders' equity                                         1,149,220        1,080,066
                                                                ------------     ------------

Total liabilities and stockholders' equity                      $ 12,990,286     $ 11,659,084
                                                                ============     ============

See notes to financial statements.

                        ANNALY MORTGAGE MANAGEMENT, INC.
                            STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    FOR THE           FOR THE          FOR THE
                                                   YEAR ENDED       YEAR ENDED       YEAR ENDED
                                                  DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
                                                      2003             2002             2001
                                                  ------------     ------------     ------------
INTEREST INCOME                                   $    337,433     $    404,165     $    263,058

INTEREST EXPENSE                                       182,004          191,758          168,055
                                                  ------------     ------------     ------------

NET INTEREST INCOME                                    155,429          212,407           95,003

GAIN ON SALE OF MORTGAGE- BACKED SECURITIES             40,907           21,063            4,586

GENERAL AND ADMINISTRATIVE
EXPENSES                                                16,233           13,963            7,311
                                                  ------------     ------------     ------------

NET INCOME                                             180,103          219,507           92,278
                                                  ------------     ------------     ------------

COMPREHENSIVE INCOME (LOSS)

  Unrealized gain (loss) on available-
    for-sale securities                                (81,865)          58,405           55,800
  Less: reclassification adjustment
    for net gains included in net income               (40,907)         (21,063)          (4,586)
                                                  ------------     ------------     ------------
  Other comprehensive income (loss)                   (122,772)          37,342           51,214
                                                  ------------     ------------     ------------

COMPREHENSIVE INCOME                              $     57,331     $    256,849     $    143,492
                                                  ============     ============     ============

NET INCOME PER SHARE:
  Basic                                           $       1.95           $2 .68     $       2.23
                                                  ============     ============     ============

  Diluted                                         $       1.94     $       2.67     $       2.21
                                                  ============     ============     ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
  Basic                                             92,215,352       82,044,141       41,439,631
                                                  ============     ============     ============

  Diluted                                           93,031,253       82,282,883       41,857,498
                                                  ============     ============     ============

See notes to financial statements.

                        ANNALY MORTGAGE MANAGEMENT, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      COMMON      ADDITIONAL                             ACCUMULATED OTHER
                                                      STOCK        PAID-IN     COMPREHENSIVE   RETAINED    COMPREHENSIVE
                                                    PAR VALUE      CAPITAL        INCOME       EARNINGS    INCOME (LOSS)    TOTAL
                                                   --------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000                         $       144   $   147,845                 $       697  $   (13,045)  $   135,641
  Net Income                                                                    $    92,278       92,278
  Other comprehensive income:
    Unrealized net loss on securities,
      net of reclassification adjustment                                             51,214                    51,214
                                                                                -----------
  Comprehensive income                                                          $   143,492                                 143,492
                                                                                ===========
  Exercise of stock options                                  3         2,972                                                  2,975
Shares exchanged upon exercise of stock options                         (587)                                                  (587)
  Proceeds from direct purchase and dividend
    reinvestment                                            --           142                                                    142
Proceeds from follow-on offerings                          451       473,614                                                474,065
  Dividends declared for the year
    ended December 31, 2001,
    $1.75 per share                                                                              (88,371)                   (88,371)
                                                   -------------------------                 --------------------------------------
BALANCE DECEMBER 31 2001                           $       598   $   623,986                 $     4,604  $    38,169   $   667,357
  Net Income                                                                    $   219,507      219,507
  Other comprehensive income:
    Unrealized net loss on securities,
      net of reclassification adjustment                                             37,342                    37,342
                                                                                -----------
  Comprehensive income                                                          $   256,849                                 256,849
                                                                                ===========
  Exercise of stock options                                  1         1,089                                                  1,090
Shares exchanged upon exercise of stock options                          (76)                                                   (76)
  Proceeds from direct purchase and dividend
     reinvestment                                            2         3,007                                                  3,009
  Proceeds from follow-on offering                         230       347,106                                                347,336
  Proceeds from equity shelf program                        15        28,088                                                 28,103
  Dividends declared for the year
    ended December 31, 2002
    $2.67 per share                                         --            --                    (223,602)                  (223,602)
                                                   -------------------------                 --------------------------------------
BALANCE, DECEMBER 31, 2002                         $       846   $ 1,003,200                 $       509  $    75,511   $ 1,080,066
  Net Income                                                                    $   180,103      180,103
  Other comprehensive income:
    Unrealized net loss on securities,
      net of reclassification adjustment                                           (122,772)                 (122,772)
                                                                                -----------
  Comprehensive income                                                          $    57,331                                  57,331
                                                                                ===========
  Exercise of stock options                                  1           913                                                    914
  Proceeds from direct purchase and dividend
    reinvestment                                             2         4,199                                                  4,201
  Proceeds from follow-on offering                          93       151,222                                                151,315
  Proceeds from equity shelf program offering               19        34,625                                                 34,644
  Dividends declared for the year
    ended December 31, 2003, $1.95 per share                                                    (179,251)                  (179,251)
                                                   -------------------------                 --------------------------------------
BALANCE, DECEMBER 31, 2003                         $       961   $ 1,194,159                 $     1,361  $   (47,261)  $ 1,149,220
                                                   =========================                 ======================================

See notes to financial statements.

                        ANNALY MORTGAGE MANAGEMENT, INC.
                            STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001
                             (DOLLARS IN THOUSANDS)

                                                              FOR THE YEAR      FOR THE YEAR      FOR THE YEAR
                                                                 ENDED             ENDED             ENDED
                                                              DECEMBER 31,      DECEMBER 31,      DECEMBER 31,
                                                                  2003              2002              2001
                                                             -------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                  $     180,103     $     219,507     $      92,278
 Adjustments to reconcile net income to net cash
 provided by operating activities:                                      --
 Amortization of mortgage premiums and discounts, net              216,570           106,198            36,865
   Gain on sale of Mortgage-Backed Securities                      (40,907)          (21,063)           (4,587)
   Stock option expense                                                121               240               790
   Market value adjustment on long-term repurchase
     agreement                                                       1,607             1,204               986
   Increase in accrued interest receivable                          (2,833)           (2,903)          (35,301)
   (Increase) decrease  in other assets                               (776)             (641)               61
   Increase (decrease) in accrued interest payable                      55            (1,109)            7,729
   Increase  in other liabilities and accounts payable                 979               673               950
                                                             -------------------------------------------------
        Net cash provided by operating activities                  354,919           302,106            99,771
                                                             -------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of Mortgage-Backed Securities                        (11,404,133)      (11,079,561)       (8,194,215)
 Purchase of agency debentures                                  (1,735,940)
 Proceeds from sale of Mortgage-Backed Securities                2,899,267         2,076,800         1,248,812
 Proceeds from callable agency debentures                          746,000
 Principal payments of Mortgage-Backed
  Securities                                                     8,290,724         4,728,666         1,685,874
                                                             -------------------------------------------------
         Net cash used in investing activities                  (1,204,082)       (4,274,095)       (5,259,529)
                                                             -------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from repurchase agreements                          117,066,588        87,463,924        49,773,650
  Principal payments on repurchase agreements                 (116,217,261)      (83,668,862)      (45,033,275)
  Proceeds from exercise of stock options                              792               774             1,597
  Proceeds from direct purchase and dividend reinvestment            4,201             3,010               142
  Net proceeds from offerings                                      185,959           375,439           474,065
  Dividends paid                                                  (191,595)         (201,999)          (56,105)
                                                             -------------     -------------     -------------
         Net cash provided by financing activities                 848,684         3,972,286         5,160,074
                                                             -------------     -------------     -------------

Net (decrease) increase in cash and cash equivalents                  (479)              297               316

Cash and cash equivalents, beginning of period                         726               429               113

                                                             -------------------------------------------------
Cash and cash equivalents, end of period                               247               726               429
                                                             =================================================

Supplemental disclosure of cash flow information:
  Interest paid                                              $     181,949     $     190,650     $     160,327
                                                             =================================================
Noncash financing activities:
  Net change in unrealized (loss) gain  on available-
      for-sale securities net of reclassification
      adjustment                                            ($     122,772)    $      37,342     $      51,214
                                                             =================================================
  Dividends declared, not yet paid                           $      45,155     $      57,499     $      35,896
                                                             =================================================

See notes to financial statements.

                        ANNALY MORTGAGE MANAGEMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Annaly Mortgage Management, Inc. (the "Company") was incorporated in Maryland on November 25, 1996. The Company commenced its operations of purchasing and managing an investment portfolio of Mortgage-Backed Securities and Agency Securities on February 18, 1997, upon receipt of the net proceeds from the private placement of equity capital. An initial public offering was completed on October 14, 1997.

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

      Unrealized losses on Investment Securities that are considered other than temporary, as measured by the amount of decline in fair value attributable to factors other than temporary, are recognized in income and the cost basis of the Mortgage-Backed Securities is adjusted. There were no such adjustments for the years ended December 31, 2003, 2002, and 2001.

      Interest income is accrued based on the outstanding principal amount of the Investment Securities and their contractual terms. Premiums and discounts associated with the purchase of the Investment Securities are amortized into interest income over the lives of the securities using the interest method. The Company's policy for estimating prepayment speeds for calculating the effective yield is to evaluate historical performance, street consensus prepayment speeds, and current market conditions.

      Investment Securities transactions are recorded on the trade date. Purchases of newly issued securities are recorded when all significant uncertainties regarding the characteristics of the securities are removed, generally shortly before settlement date. Realized gains and losses on such transactions are determined on the specific identification basis.

      CREDIT RISK - At December 31, 2003 and December 31, 2002, the Company has limited its exposure to credit losses on its portfolio of Investment Securities by only purchasing securities issued by Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA"), Government National Mortgage Association ("GNMA"), or Federal Home Loan Bank ("FHLB"). The payment of principal and interest on the FHLMC and FNMA and FHLB Investment Securities are guaranteed by those respective agencies and the payment of principal and interest on the GNMA Mortgage-Backed Securities are backed by the full-faith-and-credit of the U.S. government. At December 31, 2003 and 2002 all of the Company's Investment Securities have an actual or implied "AAA" rating.

      REPURCHASE AGREEMENTS - The Company finances the acquisition of its Investment Securities through the use of repurchase agreements. Repurchase agreements are treated as collateralized financing transactions and are carried at their contractual amounts, including accrued interest, as specified in the respective agreements. Accrued interest is recorded as a separate line item.

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

2. MORTGAGE-BACKED SECURITIES

      The following tables pertains to the Company's Mortgage-Backed Securities classified as available-for-sale as of December 31, 2003 and 2002, which are carried at their fair value:

                               FEDERAL HOME LOAN     FEDERAL NATIONAL         GOVERNMENT
                                   MORTGAGE             MORTGAGE           NATIONAL MORTGAGE      TOTAL MORTGAGE-
DECEMBER 31, 2003                CORPORATION           ASSOCIATION            ASSOCIATION        BACKED SECURITIES
                               -----------------------------------------------------------------------------------
                                                               (dollars in thousands)
Mortgage-Backed
 Securities, gross               $  3,763,364           $  7,509,544           $    419,223           $ 11,692,130

Unamortized discount                     (198)                (1,034)                  (209)                (1,441)
Unamortized premium                    87,726                206,580                  7,005                301,311
                                 ---------------------------------------------------------------------------------
Amortized cost                      3,850,892              7,715,090                426,019             11,992,000

Gross unrealized gains                  8,301                 16,133                    452                 24,886
Gross unrealized losses               (18,114)               (39,984)                (2,277)               (60,374)
                                 ---------------------------------------------------------------------------------

Estimated fair value             $  3,841,079           $  7,691,239           $    424,194           $ 11,956,512
                                 =================================================================================

                                                     GROSS UNREALIZED        GROSS UNREALIZED       ESTIMATED FAIR
                                AMORTIZED COST             GAIN                    LOSS                  VALUE
                                ----------------------------------------------------------------------------------
                                                               (dollars in thousands)
Adjustable rate                  $  8,565,873           $     13,118           ($    35,490)          $  8,543,501

Fixed rate                          3,426,127                 11,768                (24,884)             3,413,011
                                 ---------------------------------------------------------------------------------

Total                            $ 11,992,000           $     24,886           ($    60,374)          $ 11,956,512
                                 =================================================================================

                               FEDERAL HOME LOAN     FEDERAL NATIONAL         GOVERNMENT
                                   MORTGAGE             MORTGAGE           NATIONAL MORTGAGE      TOTAL MORTGAGE-
DECEMBER 31, 2002                CORPORATION           ASSOCIATION            ASSOCIATION        BACKED SECURITIES
                               -----------------------------------------------------------------------------------
                                                               (dollars in thousandS)
Mortgage-Backed
  Securities, gross              $  5,120,929           $  5,860,987           $    220,468           $ 11,202,384

Unamortized discount                     (544)                  (120)                    --                   (664)
Unamortized premium                   105,872                164,071                  4,684                274,627
                                 ---------------------------------------------------------------------------------
Amortized cost                      5,226,257              6,024,938                225,152             11,476,347

Gross unrealized gains                 31,731                 58,239                 90,507
                                                                                                               537
Gross unrealized losses                (9,554)                (5,318)                  (125)               (14,997)
                                 ---------------------------------------------------------------------------------

Estimated fair value             $  5,248,434           $  6,077,859           $    225,564           $ 11,551,857
                                 =================================================================================

                                                     GROSS UNREALIZED        GROSS UNREALIZED       ESTIMATED FAIR
                                AMORTIZED COST             GAIN                    LOSS                  VALUE
                                ----------------------------------------------------------------------------------
                                                               (dollars in thousands)
Adjustable rate                  $  7,144,741           $     35,349           $    (12,424)          $  7,167,666

Fixed rate                          4,331,606                 55,158                 (2,573)             4,384,191
                                 ---------------------------------------------------------------------------------

Total                            $ 11,476,347           $     90,507           $    (14,997)          $ 11,551,857
                                 =================================================================================

      The Mortgage-Backed Securities with a carrying value of $809.0 million have been in a continuous unrealized loss position over 12 months at December 31 2003 in the amount of $8.2 million. The Mortgage-Backed Securities with a carrying value of $6.7 billion have been in an unrealized loss position for less than 12 months at December 31, 2003 in the amount of $52.2 million. The reason for the decline in value of these securities is due to changes in interest rates. All of the Mortgage-Backed Securities are "AAA" rated or carry an implied "AAA" rating. These investments are not considered other-than-temporarily impaired since the Company has the ability and intent to hold the investments for a period of time sufficient for a forecasted market price recovery up to or beyond the cost of the investments. Also, the Company is guaranteed payment on the par value of the securities.

      The adjustable rate investment securities are limited by periodic caps (generally interest rate adjustments are limited to no more than 1% every six months) and lifetime caps. The weighted average lifetime cap was 9.9% at December 31, 2003 and 8.8% at December 31, 2002.

      During the year ended December 31, 2003, the Company realized $40.9 million in gains from sales of Mortgage-Backed Securities. During the year ended December 31, 2002, the Company realized $21.1 million in gains from sales of Mortgage-Backed Securities.

3. AGENCY DEBENTURES

      At December 31, 2003, the Company owned callable agency debentures totaling $990.0 million par value and a total discount of $60,000. FHLMC, FNMA, and FHLB are the issuers of the debentures. All of the Company's agency debentures are classified as available-for-sale. The agency debentures with a carrying value of $978.2 million have been in an unrealized loss position for less than 12 months at December 31, 2003 in the amount of $11.8 million. The unrealized loss on the Company's agency debentures at December 31, 2003 was $11.8 million. The Company's agency debentures are adjustable rate and fixed rate with a weighted average lifetime cap of 5.80%. At December 31, 2002, the Company did not own any agency debentures.

4. REPURCHASE AGREEMENTS

      The Company had outstanding $11.0 billion and $10.2 billion of repurchase agreements with a weighted average borrowing rate of 1.51% and 1.72% and a weighted average remaining maturity of 90 days and 124 days as of December 31, 2003 and December 31, 2002, respectively.

      At December 31, 2003 and December 31, 2002, the repurchase agreements had the following remaining maturities:

                                        DECEMBER 31, 2003      DECEMBER 31, 2002
                                        ----------------------------------------
                                                   (dollars in thousands)

Within 30 days                                $ 8,589,184            $ 7,778,003
30 to 59 days                                     709,552                816,906
60 to 89 days                                          --                104,500
90 to 119 days                                         --                     --
Over 120 days                                   1,714,167              1,463,765
                                        ----------------------------------------

Total                                         $11,012,903            $10,163,174
                                        ========================================

5. OTHER LIABILITIES

      In 2001, the Company entered into a repurchase agreement maturing in July 2004, at which time, the repurchase agreement gives the buyer the right to extend, in whole or in part, in three-month increments up to July 2006. The repurchase agreement has a principal value of $100,000,000. The Company accounts for the extension option as a separate interest rate floor liability carried at fair value. The initial fair value of $1.2 million allocated to the interest rate floor resulted in a similar discount on the repurchase agreement borrowings that is being amortized over the initial term of 3 years using the effective yield method. At December 31, 2003 and 2002, the fair value of this interest rate floor was $4.0 million and $2.8 million, respectively, and was classified as other liabilities.

6. COMMON STOCK

      During the year ended December 31, 2003, the Company declared dividends to shareholders totaling $179.3 million or $1.95 per share, of which $45.2 million which was paid on January 28, 2004. On April 1, 2003 the Company entered into an underwriting agreement pursuant to which the Company raised net proceeds of approximately $151.3 million in equity in an offering of 9,300,700 shares of common stock. During the year ended December 31, 2003, 1,879,600 shares were issued through the Equity Shelf Program, totaling net proceeds of $34.6 million. During the year ended December 31, 2003, 92,697 options were exercised under the long-term compensation plan at $914,000. Also, 231,893 shares were purchased in the dividend reinvestment and direct purchase program at $4.2 million.

      During the Company's year ended December 31, 2002, the Company declared dividends to shareholders totaling $223.6 million, or $2.67 per share, of which $57.5 million was paid on January 29, 2003. During the year ended December 31, 2002, the Company completed an offering of common stock in the first quarter issuing 23,000,000 shares, with aggregate net proceeds of approximately $347.3 million. Through the Equity Shelf Program, the Company raised $28.1 million in net proceeds and issued 1,484,100 shares. During the year ended December 31, 2002, 97,095 options were exercised at $1.1 million. Total shares exchanged upon exercise of the stock options were 4,444 at a value of $76,000. Also, 165,480 shares were purchased in dividend reinvestment and share purchase plan, totaling $3.0 million.

7. EARNINGS PER SHARE (EPS)

      For the year ended December 31, 2003, the reconciliation is as follows:

                                              FOR THE YEAR ENDED DECEMBER 31, 2003
                                       (dollars in thousands, except per share amounts)
                                       ------------------------------------------------
                                                        Weighted Average
                                          Income             Shares         Per-Share
                                        (Numerator)       (Denominator)       Amount
                                        ---------------------------------------------
Net income                              $  180,103
                                        ----------

Basic earnings per share                   180,103          92,215,352          $1.95
                                                                                =====

Effect of dilutive securities:
  Dilutive stock options                        --             815,901

                                        ------------------------------
  Diluted earnings per share            $  180,103          93,031,253          $1.94
                                        =============================================

      Options to purchase 12,500 shares of stock were outstanding and considered anti-dilutive as their exercise price exceeded the average stock price for the year.

      For the year ended December 31, 2002, the reconciliation is as follows:

                                                 FOR THE YEAR ENDED DECEMBER 31, 2002
                                          (dollars in thousands, except per share amounts)
                                        ---------------------------------------------------
                                                        Weighted Average
                                           Income             Shares             Per-Share
                                         (Numerator)       (Denominator)           Amount
                                        ---------------------------------------------------
Net income                              $   219,507
                                        -----------
                                            219,507          82,044,141
Basic earnings per share                                                         $     2.68
                                                                                 ==========

Effect of dilutive securities:
  Dilutive stock options                         --             238,742

                                        -------------------------------
  Diluted earnings per share            $   219,507          82,282,883          $     2.67
                                        ===================================================

      Options to purchase 6,250 shares of stock were outstanding and considered anti-dilutive as their exercise price exceeded the average stock price for the year.

      For the year ended December 31, 2001, the reconciliation is as follows:

                                              FOR THE YEAR ENDED DECEMBER 31, 2001
                                       (dollars in thousands, except per share amounts)
                                       ------------------------------------------------
                                                        Weighted Average
                                          Income             Shares         Per-Share
                                        (Numerator)       (Denominator)       Amount
                                        ---------------------------------------------
Net income                              $   92,278
                                        ----------

Basic earnings per share                $   92,278          41,439,631          $2.23
                                                                                =====

Effect of dilutive securities:
  Dilutive stock options                                       417,867

                                        ------------------------------
  Diluted earnings per share            $   92,278          41,857,498          $2.21
                                        =============================================

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

      The following table sets forth activity relating to the Company's stock options awards.

                                                     2003                         2002                        2001
                                          ---------------------------------------------------------------------------------
                                                          Weighted                    Weighted                     Weighted
                                           Number of       Average      Number of      Average       Number of     Average
                                            Shares        Exercise        Shares      Exercise         Shares      Exercise
                                                           Price                       Price                        Price
                                          ---------------------------------------------------------------------------------
Options outstanding at the beginning
of period                                    512,706       $ 8.59         635,826       $ 8.48         903,807       $ 8.28
Granted                                      643,450       $18.00           6,250        20.35           6,250        13.69
Exercised                                    (92,697)      $ 8.54         (97,095)        8.75        (274,231)        7.95
Expired                                         (200)      $17.97         (32,275)        8.28

                                          ---------------------------------------------------------------------------------
Options outstanding at the end of
period                                     1,063,259       $14.28         512,706       $ 8.59         635,826       $ 8.48
                                          =================================================================================

Options exercisable at end of period         384,694       $ 8.85         393,076       $ 8.67         335,328       $ 8.63
                                          =================================================================================

The following table summarizes information about stock options outstanding at December 31, 2003:

                                                                                   Weighted Average
                                                         Weighted Average        Remaining Contractual
Range of Exercise Prices      Options Outstanding         Exercise Price             Life (Years)
 $7.94-$19.99                           1,050,759                 $14.21                           9.0
$20.00-$29.99                              12,500                  20.53                           4.5

                             -------------------------------------------------------------------------
                                        1,063,259                 $14.28                           9.0
                             =========================================================================

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

                                                                       For the Year Ended December 31,
                                                                  2003             2002               2001
                                                               (dollars in thousands, except per share data)
Net income, as reported                                       $   180,103       $   219,507       $    92,278
Deduct: Total stock-based employee compensation expense
  determined under fair value based method                            (48)              (33)             (266)
                                                              -----------------------------------------------
Pro-forma net income                                              180,055       $   219,474       $    92,012
                                                              ===============================================

Net income per share, as reported
Basic                                                         $      1.95       $      2.68       $      2.23
Diluted                                                       $      1.94       $      2.67       $      2.21

Pro-forma net income per share
Basic                                                         $      1.95       $      2.68       $      2.22
Diluted                                                       $      1.94       $      2.67       $      2.20

      The weighted average fair value at date of grant for stock options granted during the year ended December 31, 2003, 2002, and 2001 was $1.52, $0.83 and $0.89 per option, respectively. The fair value of stock options at date of grant was estimated using the Black-Scholes option pricing model utilizing the following weighted average assumptions:

                                                For the Year Ended December 31,
                                               2003          2002          2001
                                               ---------------------------------
Risk-free interest rate                        4.28%         4.02%         4.21%
Expected option life in years                    10             5             5
Expected stock price volatility                  29%           26%           28%
Expected dividend yield                        9.15%        13.57%        15.32%

9. COMPREHENSIVE INCOME

      The Company adopted Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME. Statement No. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. The Company at December 31, 2003 and 2002 held securities classified as available-for-sale. At December 31, 2003, the net unrealized loss totaled $47.3 million and at December 31, 2002, the net unrealized gain totaled $75.5 million.

10. LEASE COMMITMENTS

      The Company has a non-cancelable lease for office space, which commenced in May 2002 and expires in December 2009.

      The Company's aggregate future minimum lease payments are as follows:

                                                               Total per Year
                                                          (dollars in thousands)
           2004                                                              500
           2005                                                              500
           2006                                                              530
           2007                                                              532
           2008                                                              532
           2009                                                              532
                                                                          ------
           Total remaining lease payments                                 $3,126
                                                                          ======

11. RELATED PARTY TRANSACTION

      Michael A.J. Farrell, the Company's Chairman of the Board, Chief Executive Officer and President, on behalf of FIDAC, approached the Company about the possibility of the Company acquiring FIDAC. The Company's board of directors formed a special committee of independent directors to consider this matter and the special committee retained independent counsel and Lehman Brothers Inc. to act as its financial advisor in connection with the proposed acquisition. Following negotiations between FIDAC and the special committee, the special committee determined that the Company should acquire FIDAC and the Company entered into a Merger Agreement, dated December 31, 2003, by and among, the Company, FIDAC, FDC Merger Sub, Inc., and the FIDAC stockholders (the "Merger Agreement"). A copy of the Merger Agreement has been filed as an exhibit to the Form 8-K filed with the SEC.

      Pursuant to the Merger Agreement, FIDAC will be merged into a newly formed wholly owned subsidiary of the Company. The closing of the merger is subject to a number of conditions, including the approval of the Company's stockholders as described below.

      Mr. Farrell, the Company's Chairman of the Board, Chief Executive Officer and President, Wellington J. Denahan, the Company's Vice Chairman and Chief Investment Officer, Kathryn F. Fagan, the Company's Chief Financial Officer and Treasurer, Jennifer S. Karve, the Company's Executive Vice President and Secretary, and other of the Company's officers and employees are shareholders of FIDAC. Mr. Farrell, Ms. Denahan and other officers and employees are actively involved in managing mortgage-backed securities and other fixed income assets on behalf of FIDAC.

      FIDAC is a registered investment advisor which, at December 31, 2003, managed, assisted in managing or supervised approximately $13.6 billion in gross assets for a wide array of clients on a discretionary basis. FIDAC is a fee-based asset management business with a global distribution reach. FIDAC generally receives annual net investment advisory fees of approximately 10 to 15 basis points of the gross assets it manages, assists in managing or supervises. The Company anticipates that the acquisition will have a positive effect on the Company's earnings per share under current market conditions. However, it is uncertain whether the acquisition will be accretive to the Company's earnings per share on a prospective basis.

      Under the Merger Agreement with FIDAC, the purchase price will be payable in shares of the Company's common stock. Upon the consummation of the merger, the Company will issue shares of its common stock worth $40.5 million, based upon a valuation of shares of the Company's common stock as of December 31, 2003, to the stockholders of FIDAC. The Merger Agreement includes an earn-out feature, under which the Company will pay up to an additional $49.5 million, which will be payable in shares of the Company's common stock, to the stockholders of FIDAC if FIDAC meets certain revenue and pre-tax profit margin targets over the next three years as described in the Merger Agreement.

      The shares of the Company's common stock issued upon consummation of the merger with FIDAC will be registered under federal securities laws. The shares issued to the stockholders of FIDAC upon consummation of the merger will be subject to restrictions on resale for three years after completion of the merger, subject to certain exceptions. The shares issued to the stockholders of FIDAC under the earn-out feature will be subject to restrictions on resale for either two years or one year after the applicable earn-out period, subject to certain exceptions.

      The Merger Agreement is subject to the approval of the Company's stockholders and several other conditions. A vote on the Merger Agreement will be held at the next meeting of the Company's stockholders. Approval of the Merger Agreement will require the affirmative vote of the holders of a majority of the Company's shares of common stock voting at the stockholder meeting as long as the total vote cast at the stockholder meeting represents a majority of the shares entitled to vote at the stockholder meeting. Pursuant to the Merger Agreement, the FIDAC stockholders have agreed to vote any shares of the Company's common stock owned of record by them in accordance with, and in the same proportion as, the votes cast by the Company's stockholders who are not FIDAC stockholders in connection with the merger. The Company is not certain that its stockholders will approve the Merger Agreement or that the other conditions to the merger will be satisfied. If the merger is not completed, the Company expects to continue to operate under the facilities-sharing arrangement that it currently has with FIDAC.

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

13. SUMMARIZED QUARTERLY RESULTS (UNAUDITED)

      The following is a presentation of the quarterly results of operations for the year ended December 31, 2003.

                                                  MARCH 31,        JUNE 30,      SEPTEMBER 30,    DECEMBER 31,
                                                    2003             2003            2003             2003
                                                        (dollars in thousands, except per share data)
                                                --------------------------------------------------------------
Interest income from investment securities      $    87,500      $    93,892      $    66,855      $    89,186
Interest expense on repurchase agreements            44,048           51,770           43,922           42,264
                                                --------------------------------------------------------------

Net interest income                                  43,452           42,122           22,933           46,922

Gain on sale of Mortgage-Backed Securities           11,020           20,231            9,656               --

General and administrative expenses                   3,697            4,201            4,110            4,225

                                                --------------------------------------------------------------
Net income                                      $    50,775      $    58,152      $    28,479      $    42,697
                                                ==============================================================

Net income per share:
 Basic                                          $      0.60      $      0.62      $      0.30      $      0.44
                                                ==============================================================

 Diluted                                        $      0.60      $      0.62      $      0.30      $      0.44
                                                ==============================================================

Average number of shares outstanding:
Basic                                            84,606,786       93,384,128       94,685,685       96,027,468
                                                ==============================================================

Diluted                                          84,837,390       93,588,024       95,500,486       96,232,899
                                                ==============================================================

      The following is a presentation of the quarterly results of operations for the year ended December 31, 2002.

                                                  MARCH 31,        JUNE 30,      SEPTEMBER 30,    DECEMBER 31,
                                                    2002             2002            2002             2002
                                                         (dollars in thousands, except per share data)
                                                --------------------------------------------------------------
Interest income from investment securities      $    92,900      $   109,423      $   109,201      $    92,641

Interest expense on repurchase agreements            40,012           47,860           54,012           49,874
                                                --------------------------------------------------------------

Net interest income                                  52,888           61,563           55,189           42,767

Gain on sale of Mortgage-Backed Securities            3,410            1,343            4,747           11,563

General and administrative expenses                   3,255            3,536            3,268            3,904

                                                --------------------------------------------------------------
Net income                                      $    53,043      $    59,370      $    56,668      $    50,426
                                                ==============================================================

Net income per share:
Basic                                           $      0.69      $      0.72      $      0.68      $      0.60
                                                ==============================================================

Diluted                                         $      0.69      $      0.71      $      0.68      $      0.60
                                                ==============================================================
Average number of shares outstanding:
Basic                                            76,709,836       82,910,206       83,668,422       84,525,171
                                                ==============================================================
Diluted                                          77,017,431       83,186,865       83,939,870       84,766,747
                                                ==============================================================

      The following is a presentation of the quarterly results of operations for the year ended December 31, 2001.

                                                  MARCH 31,        JUNE 30,      SEPTEMBER 30,    DECEMBER 31,
                                                    2001             2001            2001             2001
                                                         (dollars in thousands, except per share data)
                                                --------------------------------------------------------------
Interest income from investment securities      $    42,434      $    64,790      $    75,775      $    80,059
Interest expense on repurchase agreements            33,453           45,284           48,620           40,698
                                                --------------------------------------------------------------

Net interest income                                   8,981           19,506           27,155           39,361

Gain on sale of Mortgage-Backed Securities              269              482            1,184            2,651

General and administrative expenses                     921            1,393            1,993            3,004

                                                --------------------------------------------------------------
Net income                                      $     8,329      $    18,595      $    26,346      $    39,008
                                                ==============================================================

Net income per share:
  Basic                                         $      0.38      $      0.48      $      0.58      $      0.65
                                                ==============================================================
  Diluted                                       $      0.37      $      0.48      $      0.57      $      0.65
                                                ==============================================================

Average number of shares outstanding:
  Basic                                          21,851,481       38,473,928       45,503,179       59,776,777
                                                ==============================================================
  Diluted                                        22,535,210       39,054,488       45,959,693       60,155,994
                                                ==============================================================

                                     ******

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, State of New York.

                                          ANNALY MORTGAGE MANAGEMENT, INC.


Date: March 5, 2004                       By: /s/ Michael A. J. Farrell
                                              Michael A. J. Farrell
                                              Chairman, Chief Executive Officer,
                                              and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

     Signature                  Title                                                      Date


/s/ KEVIN P. BRADY              Director                                                   March 5, 2004
  Kevin P. Brady


/s/ SPENCER I. BROWNE           Director                                                   March 5, 2004
   Spencer Browne


/s/ KATHRYN F. FAGAN            Chief Financial Officer and Treasurer                      March 5, 2004
  Kathryn F. Fagan              (principal financial and accounting officer)


/s/ MICHAEL A.J. FARRELL        Chairman of the Board, Chief Executive Officer,            March 5, 2004
  Michael A. J. Farrell         President and Director (principal executive officer)


/s/ JONATHAN D. GREEN           Director                                                   March 5, 2004
  Jonathan D. Green


/s/ JOHN A. LAMBIASE            Director                                                   March 5, 2004
  John A. Lambiase


/s/ DONNELL A. SEGALAS          Director                                                   March 5, 2004
  Donnell A. Segalas


/s/ WELLINGTON DENAHAN          Vice Chairman of the Board and Director                    March 5, 2004
  Wellington Denahan

                                  EXHIBIT INDEX

Exhibit        Exhibit Description
Number

3.1 Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-11 (Registration No. 333-32913) filed with the Securities and Exchange Commission on August 5, 1997).
3.2 Articles of Amendment and Restatement of the Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-11 (Registration No. 333-32913) filed with the Securities and Exchange Commission on August 5, 1997).
3.3 Articles of Amendment of the Articles of Incorporation of the Registrant (incorporated to Exhibit 3.1 of the Registrant's Registration Statement on Form S-3 (Registration Statement 333-74618) filed with the Securities and Exchange Commission on June 12, 2002).
3.4 Bylaws of the Registrant, as amended (incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-11 (Registration No. 333-32913) filed with the Securities and Exchange Commission on August 5, 1997).
4.1            Specimen Common Stock Certificate (incorporated by reference to
               Exhibit 4.1 to Amendment No. 1 to our Registration Statement on Form S-11 (Registration No. 333-32913) filed with the Securities and Exchange Commission on September 17, 1997).
4.2 Specimen Preferred Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-3 (Registration No. 333-74618) filed with the Securities and Exchange Commission on December 5, 2001).
10.1           Long-Term Stock Incentive Plan (incorporated by reference to
               Exhibit 10.3 to our Registration Statement on Form S-11 (Registration No. 333-32913) filed with the Securities and Exchange Commission on August 5, 1997).*
10.2           Form of Master Repurchase Agreement (incorporated by reference to
               Exhibit 10.7 to our Registration Statement on Form S-11 (Registration No. 333-32913) filed with the Securities and Exchange Commission on August 5, 1997).
10.3 Amended and Restated Employment Agreement, effective as of May 1, 2001 between the Registrant and Michael A.J. Farrell (incorporated by reference to Exhibit 10.1 to our Form 10-Q/A for its quarterly period ended June 30, 2001 filed with the Securities and Exchange Commission on August 27, 2001).*
10.4 Amended and Restated Employment Agreement, effective as of May 1, 2001, between the Registrant and Wellington J. Denahan (incorporated by reference to Exhibit 10.2 to our Form 10-Q/A for its quarterly period ended June 30, 2001 filed with the Securities and Exchange Commission on August 27, 2001).*
10.5 Amended and Restated Employment Agreement, effective as of May 1, 2001 between the Registrant and Kathryn F. Fagan (incorporated by reference to Exhibit 10.3 to our Form 10-Q/A for its quarterly period ended June 30, 2001 filed with the Securities and Exchange Commission on August 27, 2001).*
10.6 Amended and Restated Employment Agreement, effective as of May 1, 2001, between the Registrant and Jennifer S. Karve (incorporated by reference to Exhibit 10.4 to our Form 10-Q/A for its quarterly period ended June 30, 2001 filed with the Securities and Exchange Commission on August 27, 2001).*
10.7 Agreement and Plan of Merger, dated as of December 31, 2003, by and among the Registrant, Fixed Income Discount Advisory Company, FDC MergerSub, Inc., Michael A.J. Farrell, Wellington J. Denahan, Jennifer S. Karve, Kathryn F. Fagan, Jeremy Diamond, Ronald D. Kazel, Rose-Marie Lyght, Kristopher R. Konrad, and James P. Fortescue (incorporated by reference to Exhibit 99.2 to our Form 8-K filed with the Securities and Exchange Commission on January 2, 2004).
23.1           Consent of Independent Auditors.
31.1 Certification of Michael A.J. Farrell, Chairman, Chief Executive Officer, and President of the Registrant, pursuant to 18 U.S.C.
               Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Certification of Kathryn F. Fagan, Chief Financial Officer and Treasurer of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Michael A.J. Farrell, Chairman, Chief Executive Officer, and President of the Registrant, pursuant to 18 U.S.C.
               Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 Certification of Kathryn F. Fagan, Chief Financial Officer and Treasurer of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Exhibit Numbers 10.1 and 10.3-10.6 are management contracts or compensatory plans required to be filed as Exhibits to this Form 10-K.