Form 10-Q
period 2004-03-03
ANNALY MORTGAGE MANAGEMENT INC
filed 2004-05-10
CIK 1043219

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2004

                                       OR

   [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM _______________ TO _________________

                         COMMISSION FILE NUMBER: 1-13447

                        ANNALY MORTGAGE MANAGEMENT, INC.
             (Exact name of Registrant as specified in its Charter)

                    MARYLAND                                    22-3479661
  (State or other jurisdiction of incorporation                (IRS Employer
                or organization)                             Identification No.)


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

                                 Yes  X  No
                                      ---   ---

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

                                  Yes  X  No
                                      ---   ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         Class                                       Outstanding at May 7, 2004
Common Stock, $.01 par value                                117,894,610

                        ANNALY MORTGAGE MANAGEMENT, INC.


                                    FORM 10-Q


                                      INDEX


Part I.     FINANCIAL INFORMATION

                          Item 1. Financial Statements:

Statements of Financial Condition- March 31, 2004 (Unaudited) and December 31, 2003                   1

Statements of Operations, and Comprehensive Income (Unaudited) for the quarters ended
        March 31, 2004 and 2003                                                                       2

Statements of Stockholders' Equity (Unaudited) for the quarter ended March 31, 2004                   3

Statements of Cash Flows (Unaudited) for the quarters ended March 31, 2004 and 2003                   4

Notes to Financial Statements (Unaudited)                                                            5-12

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations        13-26

Item 3. Quantitative and Qualitative Disclosure about Market Risk                                    27-28

Item 4. Controls and Procedures                                                                      28

PART II.     OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                                                         29

SIGNATURES                                                                                           30

PART I.

ITEM 1.  FINANCIAL STATEMENTS

                        ANNALY MORTGAGE MANAGEMENT, INC.
                        STATEMENTS OF FINANCIAL CONDITION
                             (DOLLARS IN THOUSANDS)

                                                                                    MARCH 31, 2004              DECEMBER 31,
                                                                                      (UNAUDITED)                  2003
                                                                                 ---------------------    ----------------------

                                    ASSETS

Cash and cash equivalents                                                                 $       738               $       247
Mortgage-Backed Securities, at fair value                                                  17,046,117                11,956,512
Agency debentures, at fair value                                                            1,033,481                   978,167
Receivable for preferred stock proceeds                                                       102,903                         -
Receivable for Mortgage-Backed Securities sold                                                 81,200                         -
Accrued interest receivable                                                                    71,446                    53,743
Other assets                                                                                    2,808                     1,617

                                                                                 ---------------------    ----------------------
Total assets                                                                              $18,338,693               $12,990,286
                                                                                 =====================    ======================

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
 Repurchase agreements                                                                    $14,689,300               $11,012,903
 Payable for Mortgage-Backed Securities purchased                                           1,873,813                   761,115
 Accrued interest payable                                                                      21,299                    14,989
 Dividends payable                                                                             58,942                    45,155
 Other liabilities                                                                              4,664                     4,017
 Accounts payable                                                                               2,087                     2,887

                                                                                 ---------------------    ----------------------
Total liabilities                                                                          16,650,105                11,841,066
                                                                                 ---------------------    ----------------------

Stockholders' Equity:

 7.875% Series A Cumulative Redeemable Preferred Stock: par value $.01                        102,870                         -
  per share; 4,887,500 authorized, 4,250,000 and 0, shares issued and outstanding, respectively
 Common stock: par value $.01 per share; 500,000,000 authorized,
   117,866,932, and 96,074,096,  shares issued and outstanding, respectively                    1,179                       961
 Additional paid-in capital                                                                 1,578,778                 1,194,159
 Accumulated other comprehensive income (loss)                                                  4,500                  (47,261)
 Retained earnings                                                                              1,261                     1,361

                                                                                 ---------------------    ----------------------
Total stockholders' equity                                                                  1,688,588                 1,149,220
                                                                                 ---------------------    ----------------------

Total liabilities and stockholders' equity                                                $18,338,693               $12,990,286
                                                                                 =====================    ======================


See notes to financial statements.

PART I.
ITEM 1.  FINANCIAL STATEMENTS

                         ANNALY MORTGAGE MANAGEMENT, INC
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                         FOR THE QUARTER        FOR THE QUARTER ENDED
                                                                         ENDED MARCH 31,              MARCH 31,
                                                                               2004                      2003
                                                                      ------------------------------------------------
INTEREST INCOME                                                                   $114,341                    $87,500

INTEREST EXPENSE                                                                    50,303                     44,048
                                                                      ---------------------    -----------------------

NET INTEREST INCOME                                                                 64,038                     43,452

GAIN ON SALE OF MORTGAGE-BACKED SECURITIES                                             595                     11,020

GENERAL AND ADMINISTRATIVE EXPENSES                                                  5,790                      3,697
                                                                      ---------------------    -----------------------

NET INCOME                                                                          58,843                     50,775
                                                                      ---------------------    -----------------------

COMPREHENSIVE INCOME (LOSS):
  Unrealized gain on available-for-sale securities                                  52,356                      6,509
  Less:  reclassification adjustment for net gains
     included in net income                                                          (595)                   (11,020)
                                                                      ---------------------    -----------------------
  Other comprehensive income (loss)                                                 51,761                    (4,511)
                                                                      ---------------------    -----------------------

COMPREHENSIVE INCOME                                                              $110,604                    $46,264
                                                                      =====================    =======================

NET INCOME PER SHARE:

  Basic                                                                              $0.52                      $0.60
                                                                      =====================    =======================

  Diluted                                                                            $0.52                      $0.60
                                                                      =====================    =======================

AVERAGE NUMBER OF SHARES OUTSTANDING:

  Basic                                                                        112,506,206                 84,606,786
                                                                      =====================    =======================

  Diluted                                                                      112,804,001                 84,837,390
                                                                      =====================    =======================


See notes to financial statements.

PART I.
ITEM 1.  FINANCIAL STATEMENTS

                        ANNALY MORTGAGE MANAGEMENT, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                      FOR THE QUARTER ENDED MARCH 31, 2004
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                         COMMON     ADDITIONAL                     OTHER
                                           PREFERRED     STOCK        PAID-IN   COMPREHENSIVE  COMPREHENSIVE  RETAINED
                                              STOCK    PAR VALUE      CAPITAL      INCOME      INCOME (LOSS)  EARNINGS      TOTAL
BALANCE, JANUARY 1, 2004                                    $961   $1,194,159                    ($47,261)      $ 1,361  $1,149,220

  Net income                                                                        $58,843                      58,843
  Other comprehensive income:
    Unrealized net gains on
      securities, net of
        reclassification adjustment                                                  51,761        51,761
                                                                               -------------
  Comprehensive income                                                             $110,604                                 110,604
                                                                               =============
  Proceeds from issuance of 7.875%
     Series A
  Cumulative redeemable preferred stock      $102,870                                                                       102,870
  Exercise of stock options                                    -          459                                                   459
  Proceeds from direct purchase and
dividend reinvestment                                          1          734                                                   735
  Net proceeds from equity shelf program                      10       20,041                                                20,051
  Net proceeds from follow-on offering                       207      363,385                                               363,592
  Dividend declared for the quarter
    ended March 31, 2004,
    $0.50 per share                                                                                            (58,943)    (58,943)

                                         -------------------------------------               ---------------------------------------
BALANCE, MARCH 31, 2004                      $102,870     $1,179   $1,578,778                       $4,500       $1,261  $1,688,588
                                         =====================================               =======================================



See notes to financial statements.

PART I.
ITEM 1.  FINANCIAL STATEMENTS

                         ANNALY MORTGAGE MANAGEMENT, INC
                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                          FOR THE QUARTER ENDED       FOR THE QUARTER ENDED
                                                                               MARCH 31,                    MARCH 31,
                                                                                  2004                         2003
                                                                        ------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                             $58,843                      $50,775
  Adjustments to reconcile net income to net cash
    provided by operating activities:
   Amortization of Mortgage premiums and discounts, net                                   41,501                       48,519
   Gain on sale of Mortgage-Backed Securities                                              (595)                     (11,020)
   Stock option expense                                                                      217                            2
   Market value adjustment on long-term repurchase agreement                                 747                          103
   Increase in accrued interest receivable                                              (17,703)                        (379)
   Increase in other assets                                                              (1,191)                         (33)
   Increase in accrued interest payable                                                    6,310                          980
   Decrease in accounts payable                                                            (833)                        (875)
                                                                        -------------------------    -------------------------
          Net cash provided by operating activities                                       87,296                       88,072
                                                                        -------------------------    -------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of Mortgage-Backed Securities                                           (5,280,945)                  (2,297,069)
    Purchase of agency debentures                                                      (150,000)                    (171,000)
    Proceeds from sale of Mortgage-Backed Securities                                      24,159                      536,246
    Proceeds from sale of callable agency debentures                                     100,000                            -
    Principal payments of Mortgage-Backed Securities                                   1,204,219                    1,871,524
                                                                        ------------------------- -- -------------------------
          Net cash used in investing activities                                      (4,102,567)                     (60,299)
                                                                        -------------------------    -------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Proceeds from repurchase agreements                                             30,194,192                   24,295,758
  Principal payments on repurchase agreements                                       (26,517,895)                 (24,266,982)
  Proceeds from exercise of stock options                                                    243                          215
  Proceeds from direct purchase and dividend reinvestment                                    734                          953
  Net proceeds from follow-on  offerings                                                 363,592                            -
  Net proceeds from equity shelf program                                                  20,051
  Dividends paid                                                                        (45,155)                     (57,499)
                                                                        -------------------------    -------------------------
          Net cash provided by (used in)  financing activities                         4,015,762                     (27,555)
                                                                        -------------------------    -------------------------

Net increase in cash and cash equivalents                                                    491                          219

Cash and cash equivalents, beginning of period                                               247                          726

                                                                        -------------------------    -------------------------
Cash and cash equivalents, end of period                                                   $ 738                        $ 945
                                                                        =========================    =========================

Supplemental disclosure of cash flow information:
  Interest paid                                                                          $43,993                      $43,068
                                                                        =========================    =========================

Noncash financing activities:
  Net change in unrealized gain (loss) on available-for-sale
     securities net of reclassification adjustment                                       $51,761                     ($4,511)
                                                                        =========================    =========================

  Dividends declared, not yet paid                                                       $58,942                      $50,789
                                                                        =========================    =========================

See notes to financial statements.

                        ANNALY MORTGAGE MANAGEMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE QUARTERS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)
--------------------------------------------------------------------------------

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

         A SUMMARY OF THE COMPANY'S SIGNIFICANT ACCOUNTING POLICIES FOLLOWS:

         BASIS OF PRESENTATION - The accompanying unaudited financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP"). The interim financial statements are unaudited; however, in the opinion of the Company's management, all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results of operations have been included. These unaudited financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on form 10-K for the year ended December 31, 2003. The nature of the Company's business is such that the results of any interim period are not necessarily indicative of results for a full year.

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

         Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires the Company to classify its Investment Securities as either trading investments, available-for-sale investments or held-to-maturity investments. Although the Company generally intends to hold most of its Investment Securities until maturity, it may, from time to time, sell any of its Investment Securities as part of its overall management of its portfolio. Accordingly, this flexibility requires the Company to classify all of its Investment Securities as available-for-sale. All assets classified as available-for-sale are reported at estimated fair value, based on market prices provided by certain dealers who make markets in these financial instruments, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity.

         Unrealized losses on Investment Securities that are considered other than temporary, as measured by the amount of decline in fair value attributable to factors other than temporary, are recognized in income and the cost basis of the Mortgage-Backed Securities is adjusted. There were no such adjustments for the quarters ended March 31, 2004 or 2003.

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

         Investment Securities transactions are recorded on the trade date. Purchases of newly issued securities are recorded when all significant uncertainties regarding the characteristics of the securities are removed, generally shortly before settlement date. Realized gain and losses on such transactions are determined on the specific identification basis.

             CREDIT RISK - At March 31, 2004 and December 31, 2003, the Company has limited its exposure to credit losses on its portfolio of Investment Securities by only purchasing securities issued by Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA"), Government National Mortgage Association ("GNMA"), or Federal Home Loan Bank ("FHLB"). The payment of principal and interest on the FHLMC and FNMA Mortgage-Backed Securities are guaranteed by those respective agencies and the payment of principal and interest on the GNMA Mortgage-Backed Securities are backed by the full-faith-and-credit of the U.S. government. At March 31, 2004 and December 31, 2003 all of the Company's Investment Securities have an actual or implied "AAA" rating.

         REPURCHASE AGREEMENTS - The Company finances the acquisition of its Investment Securities through the use of repurchase agreements. Repurchase agreements are treated as collateralized financing transactions and are carried at their contractual amounts, including accrued interest, as specified in the respective agreements. Accrued interest is recorded as a separate line item on the statement of financial condition.

         INCOME TAXES - The Company has elected to be taxed as a Real Estate Investment Trust ("REIT") and intends to comply with the provisions of the Internal Revenue Code of 1986, as amended (the "Code"), with respect thereto. Accordingly, the Company will not be subjected to federal income tax to the extent of its distributions to shareholders and as long as certain asset, income and stock ownership tests are met.

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

2.    MORTGAGE-BACKED SECURITIES

         The following table pertains to the Company's Mortgage-Backed Securities classified as available-for-sale as of March 31, 2004 and December 31, 2003, which are carried at their fair value:

                                                                                 GOVERNMENT
                                  FEDERAL HOME LOAN       FEDERAL NATIONAL         NATIONAL              TOTAL
                                      MORTGAGE                MORTGAGE             MORTGAGE         MORTGAGE-BACKED
MARCH 31, 2004                       CORPORATION            ASSOCIATION           ASSOCIATION         SECURITIES
                               --------------------- --------------------- --------------------- ---------------------
                                                              (dollars in thousands)
Mortgage-Backed
  Securities, gross                      $5,649,150           $10,580,232              $393,214           $16,622,596

Unamortized discount                           (247)                 (761)                 (179)               (1,187)
Unamortized premium                         130,039               277,155                 6,556               413,750
                               --------------------- --------------------- --------------------- ---------------------

Amortized cost                            5,778,942            10,856,626               399,591            17,035,159

Gross unrealized gains                       16,401                36,133                 1,378                53,912
Gross unrealized losses                     (13,538)              (27,928)               (1,488)              (42,954)
                               --------------------- --------------------- --------------------- ---------------------

Estimated fair value                     $5,781,805           $10,864,831              $399,481           $17,046,117
                               ===================== ===================== ===================== =====================
                                                      GROSS UNREALIZED        GROSS UNREALIZED      ESTIMATED FAIR
                                  AMORTIZED COST             GAIN                   LOSS                 VALUE
                               --------------------- --------------------- --------------------- ---------------------
                                                              (dollars in thousands)
Adjustable rate                         $12,365,716               $39,735             ($23,592)           $12,378,859

Fixed rate                                4,669,443                14,177              (19,362)             4,664,258
                               --------------------- --------------------- --------------------- ---------------------

Total                                   $17,035,159               $53,912             ($12,954)           $17,046,117
                               ===================== ===================== ===================== =====================
                                                                                 GOVERNMENT
                                  FEDERAL HOME LOAN       FEDERAL NATIONAL         NATIONAL              TOTAL
                                      MORTGAGE                MORTGAGE             MORTGAGE         MORTGAGE-BACKED
MARCH 31, 2004                       CORPORATION            ASSOCIATION           ASSOCIATION         SECURITIES
                               --------------------- --------------------- --------------------- ---------------------
                                                                 (dollars in thousands)
Mortgage-Backed
  Securities, gross                      $3,763,364            $7,509,544              $419,223           $11,692,130

Unamortized discount                           (198)                 (209)               (1,441)               (1,034)
Unamortized premium                          87,726               206,580                 7,005               301,311
                               --------------------- --------------------- --------------------- ---------------------
Amortized cost                            3,850,892             7,715,090               426,019            11,992,000

Gross unrealized gains                        8,301                16,133                   452                24,886
Gross unrealized losses                     (18,114)              (39,984)               (2,277)              (60,374)
                               --------------------- --------------------- --------------------- ---------------------

Estimated fair value                     $3,841,079            $7,691,239              $424,194           $11,956,512
                               ===================== ===================== ===================== =====================
                                                      GROSS UNREALIZED        GROSS UNREALIZED      ESTIMATED FAIR
                                  AMORTIZED COST             GAIN                   LOSS                 VALUE
                               ---------------------- --------------------- --------------------- --------------------
                                                               (dollars in thousands)
Adjustable rate                          $8,565,873               $13,118              ($35,490)           $8,543,501

Fixed rate                                3,426,127                11,768               (24,884)            3,413,011
                               --------------------- --------------------- --------------------- ---------------------

Total                                   $11,992,000               $24,886              ($60,374)          $11,956,512
                               ===================== ===================== ===================== =====================

         The Mortgage-Backed Securities with a carrying value of $718.2 million have been in a continuous unrealized loss position over 12 months at March 31, 2004 in the amount of $8.4 million. The Mortgage-Backed Securities with a carrying value of $6.8 billion have been in an unrealized loss position for less than 12 months at March 31, 2004 in the amount of $34.6 million. The Mortgage-Backed Securities with a carrying value of $809.0 million have been in a continuous unrealized loss position over 12 months at December 31, 2003 in the amount of $8.2 million. The Mortgage-Backed Securities with a carrying value of $6.7 billion have been in an unrealized loss position for less than 12 months at December 31, 2003 in the amount of $52.2 million. The reason for the decline in value of these securities is due to changes in interest rates. All of the Mortgage-Backed Securities are "AAA" rated or carry an implied "AAA" rating. These investments are not considered other-than-temporarily impaired since the Company has the ability and intent to hold the investments for a period of time sufficient for a forecasted market price recovery up to or beyond the cost of the investments. Also, the Company is guaranteed payment on the par value of the securities.

         The adjustable rate Mortgage-Backed Securities are limited by periodic caps (generally interest rate adjustments are limited to no more than 1% every six months) and lifetime caps. The weighted average lifetime cap was 8.7% at March 31, 2004 and 9.9% at December 31, 2003.

         During the quarter ended March 31, 2004, the Company realized $595,000 in net gains from sales of Mortgage-Backed Securities. During the quarter ended March 31, 2003, the Company realized $11.0 million in net gains from sales of Mortgage-Backed Securities.

3.       AGENCY DEBENTURES

         At March 31, 2004, the Company owned callable agency debentures totaling $1.0 billion par value and a total discount of $60,000. FHLMC, FNMA, and FHLB are the issuers of the debentures. All of the Company's agency debentures are classified as available-for-sale. The agency debentures with a carrying value of $1.0 billion and $978.2 million at March 31, 2004 and December 31, 2003, respectively. The debentures have been in an unrealized loss position for less than 12 months at March 31, 2004. The unrealized loss on the Company's agency debentures at March 31, 2004 and December 31, 2003 was $6.5 million and $11.8 million, respectively. The Company's agency debentures are adjustable rate and fixed rate with a weighted average lifetime cap of 5.95% at March 31, 2004 and 5.80% at December 31, 2003. All of the agency debentures carry an implied "AAA" rating. These investments are not considered other-than-temporarily impaired since the Company has the ability and intent to hold the investments for a period of time sufficient for a forecasted market price recovery up to or beyond the cost of the investments. Also, the Company is guaranteed payment on the par value of the securities.

4.       REPURCHASE AGREEMENTS

         The Company had outstanding $14.7 billion and $11.0 billion of repurchase agreements with a weighted average borrowing rate of 1.44% and 1.51%, and a weighted average remaining maturity of 103 days and 90 days as of March 31, 2004 and December 31, 2003, respectively. Investment Securities pledged had an estimated fair value of $15.8 billion at March 31, 2004.

         At March 31, 2004 and December 31, 2003, the repurchase agreements had the following remaining maturities:

                            MARCH 31, 2004               DECEMBER 31, 2003
                      ----------------------------------------------------------
                                       (dollars in thousands)

Within 30 days                        $10,646,474                   $ 8,589,184
30 to 59 days                           1,877,826                       709,552
60 to 89 days                             125,000                             -
90 to 119 days                            100,000                             -
Over 120 days                           1,940,000                     1,714,167
                      ---------------------------- -----------------------------

Total                                 $14,689,300                   $11,012,903
                      ============================ =============================

5.       OTHER LIABILITIES

         In 2001, the Company entered into a repurchase agreement maturing in July 2004, at which time, the repurchase agreement gives the buyer the right to extend, in whole or in part, in three-month increments up to July 2006. The repurchase agreement has a principal value of $100,000,000. The Company accounts for the extension option as a separate interest rate floor liability carried at fair value. The initial fair value of $1.2 million allocated to the extension option resulted in a similar discount on the repurchase agreement borrowings that is being amortized over the initial term of 3 years using the effective yield method. At March 31, 2004 and December 31, 2003, the fair value of this interest rate floor was a $4.7 million and 4.0 million, respectively, and was classified as other liabilities.

6.       PREFERRED STOCK AND COMMON STOCK

     During the quarter ending March 31, 2004, the Company declared dividends to shareholders totaling $58.9 million or $0.50 per share, which was paid on April 28, 2004. On January 21, 2004, the Company entered into an underwriting agreement pursuant to which the Company raised net proceeds of approximately $363.6 million in equity in an offering of 20,700,000 shares of common stock. On March 31, 2004, the Company entered into an underwriting agreement pursuant to which the Company raised net proceeds of approximately $102.9 million in net proceeds through an offering of 4,250,000 shares of 7.875% Series A Cumulative Redeemable Preferred Stock, which settled on April 5, 2004. During the quarter ended March 31, 2004, 1,027,400 shares were issued through the Equity Shelf Program, totaling net proceeds of $20.1 million. During the quarter ended March 31, 2004, 28,500 options were exercised under the long-term compensation plan at $459,000. Also, 36,936 shares were sold through in the dividend reinvestment and direct purchase program for $734,000.

7.    EARNINGS PER SHARE

         For the quarter ended March 31, 2004, the reconciliation is as follows:

                                                         FOR THE QUARTER ENDED MARCH 31, 2004
                                                   (dollars in thousands, except per share amounts)
                                                                   Weighted Average
                                                  Income                  Shares               Per-Share
                                               (Numerator)             (Denominator)             Amount
                                       ------------------------------------------------------------------------
Net income                                            $58,843
                                       -----------------------

Basic earnings per share                              $58,843             112,506,206                    $0.52
                                                                                       ========================

Effect of dilutive securities:
  Dilutive stock options                                                      297,795

                                       -----------------------------------------------
  Diluted earnings per share                          $58,843             112,804,001                    $0.52
                                       =============================================== ========================

         Options to purchase 12,500 shares of stock were outstanding and considered anti-dilutive as their exercise price exceeded the average stock price for the quarter.

         For the quarter ended March 31, 2003, the reconciliation is as follows:

                                                         FOR THE QUARTER ENDED MARCH 31, 2003
                                                   (dollars in thousands, except per share amounts)
                                                                   Weighted Average
                                                  Income                  Shares               Per-Share
                                               (Numerator)             (Denominator)             Amount
                                       ------------------------------------------------------------------------
Net income                                            $50,775
                                       -----------------------

Basic earnings per share                              $50,775              84,606,786                    $0.60
                                                                                       ========================

Effect of dilutive securities:
  Dilutive stock options                                                      230,604

                                       -----------------------------------------------
  Diluted earnings per share                          $50,775              84,837,390                    $0.60
                                       ========================================================================

             Options to purchase 6,250 shares of stock were outstanding and considered anti-dilutive as their exercise price exceeds the average stock price for the quarter.

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

         The following table sets forth activity relating to the Company's stock options awards.

                                                           For the Quarter Ended March 31,
                                          -------------------------------------------------------------------
                                                        2004                              2003
                                          -------------------------------------------------------------------
                                                              Weighted                          Weighted
                                             Number of         Average        Number of         Average
                                              Shares       Exercise Price       Shares       Exercise Price
                                          -------------------------------------------------------------------
Options outstanding at the beginning of
period                                          1,063,259           $14.28         512,706             $8.59
Granted                                                 -                -               -                 -
Exercised                                        (28,500)            $8.52        (25,373)              8.39
Expired                                                 -                -               -                 -

                                          ----------------                  ---------------
Options outstanding at the end of period
                                                1,034,759           $14.44         487,333             $8.71
                                          ===================================================================

         The following table summarizes information about stock options outstanding at March 31, 2004:

                                                                                      Weighted Average
                                                           Weighted Average        Remaining Contractual
   Range of Exercise Prices      Options Outstanding        Exercise Price              Life (Years)
------------------------------------------------------------------------------------------------------------
 $7.94-$19.99                                1,022,259                   $14.37                         7.9
$20.00-$29.99                                   12,500                    20.53                         3.7

                                ----------------------------------------------------------------------------
                                             1,034,759                   $14.44                         7.8
                                ============================================================================

         The Company accounts for the incentive plan under the intrinsic value method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

                                                                         For the Quarter Ended March 31,
                                                                  (dollars in thousands, except per share data)
                                                                            2004                    2003
                                                                 ------------------------------------------------
Net income, as reported                                                         $58,843                  $50,775
Deduct:  Total stock-based employee compensation expense
  determined under fair value based method                                         (28)                      (7)
                                                                 ------------------------------------------------
Pro-forma net income                                                            $58,815                  $50,768
                                                                 ================================================

Net income per share, as reported
Basic                                                                             $0.52                    $0.60
Diluted                                                                           $0.52                    $0.60

Pro-forma net income per share
Basic                                                                             $0.52                    $0.60
Diluted                                                                           $0.52                    $0.60

9.    LEASE COMMITMENTS

         The Company has a noncancelable lease for office space, which commenced in May 2002 and expires in December 2009.

The Corporation's aggregate future minimum lease payments are as follows:

                                                          Total per Year
                                                      (dollars in thousands)
            2004                                                          375
            2005                                                          500
            2006                                                          530
            2007                                                          532
            2008                                                          532
            2009                                                          532
                                                      ------------------------
            Total remaining lease payments                             $3,001
                                                      ------------------------

10.   RELATED PARTY TRANSACTION

         Michael A.J. Farrell, the Company's Chairman of the Board, Chief Executive Officer and President, on behalf of Fixed Income Discount Advisory Company, ("FIDAC"), approached the Company about the possibility of the Company acquiring FIDAC. The Company's board of directors formed a special committee of independent directors to consider this matter and the special committee retained independent counsel and Lehman Brothers Inc. to act as its financial advisor in connection with the proposed acquisition. Following negotiations between FIDAC and the special committee, the special committee determined that the Company should acquire FIDAC and the Company entered into a Merger Agreement, dated December 31, 2003, by and among, the Company, FIDAC, FDC Merger Sub, Inc., and the FIDAC stockholders (the "Merger Agreement").

         Pursuant to the Merger Agreement, FIDAC will be merged into a newly formed wholly-owned subsidiary of the Company. The closing of the merger is subject to a number of conditions, including the approval of the Company's stockholders as described below.

         Mr. Farrell, Wellington J. Denahan, the Company's Vice Chairman and Chief Investment Officer, Kathryn F. Fagan, the Company's Chief Financial Officer and Treasurer, Jennifer S. Karve, the Company's Executive Vice President and Secretary, and other of the Company's officers and employees are shareholders of FIDAC. Mr. Farrell, Ms. Denahan and other officers and employees are actively involved in managing mortgage-backed securities and other fixed income assets on behalf of FIDAC.

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

11.   INTEREST RATE RISK

         The primary market risk to the Company is interest rate risk. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond the Company's control. Changes in the general level of interest rates can affect net interest income, which is the difference between the interest income earned on interest-earning assets and the interest expense incurred in connection with the interest-bearing liabilities, by affecting the spread between the interest-earning assets and interest-bearing liabilities. Changes in the level of interest rates also can affect the value of the Mortgage-Backed Securities and the Company's ability to realize gains from the sale of these assets. A decline in the value of the Mortgage-Backed Securities pledged as collateral for borrowings under repurchase agreements could result in the counterparties demanding additional collateral pledges or liquidation of some of the existing collateral to reduce borrowing levels.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements contained in this quarterly report, and certain statements contained in our future filings with the Securities and Exchange Commission (the "SEC" or the "Commission"), in our press releases or in our other public or shareholder communications may not be, based on historical facts and are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements which are based on various assumptions, (some of which are beyond our control) may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as "may," "will," "believe," "expect," "anticipate," "continue," or similar terms or variations on those terms, or the negative of those terms. Actual results could differ materially from those set forth in forward-looking statements due to a variety of factors, including, but not limited to, changes in interest rates, changes in yield curve, changes in prepayment rates, the availability of mortgage backed securities for purchase, the availability of financing and, if available, the terms of any financing. For a discussion of the risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, see our 2003 Form 10-K. We do not undertake, and specifically disclaim any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

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

         Under our capital investment policy, at least 75% of our total assets must be comprised of high-quality mortgage-backed securities and short-term investments. High quality securities means securities that (1) are rated within one of the two highest rating categories by at least one of the nationally recognized rating agencies, (2) are unrated but are guaranteed by the United States government or an agency of the United States government, or (3) are unrated but are determined by us to be of comparable quality to rated high-quality mortgage-backed securities.

         The remainder of our assets, comprising not more than 25% of our total assets, may consist of other qualified REIT real estate assets which are unrated or rated less than high quality, but which are at least "investment grade" (rated "BBB" or better by Standard & Poor's Corporation ("S&P") or the equivalent by another nationally recognized rating agency) or, if not rated, determined by us to be of comparable credit quality to an investment which is rated "BBB" or better.

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

         The results of our operations are affected by various factors, many of which are beyond our control. The results of our operations primarily depend on, among other things, the amount of our net interest income, the market value of our assets and the supply of and demand for such assets. Our net interest income, which reflects the amortization of purchase premiums, varies primarily as a result of changes in interest rates, borrowing costs and prepayment speeds, the behavior of which involves various risks and uncertainties. Prepayment speeds, as reflected by the Constant Prepayment Rate, or CPR, and interest rates vary according to the type of investment, conditions in financial markets, competition and other factors, none of which can be predicted with any certainty. In general, as prepayment speeds on our Mortgage-Backed Securities portfolio increase, related purchase premium amortization increases, thereby reducing the net yield on such assets. The CPR on our Investment Securities portfolio averaged 31% and 41% for the quarters ended March 31, 2004 and 2003, respectively. Since changes in interest rates may significantly affect our activities, our operating results depend, in large part, upon our ability to effectively manage interest rate risks and prepayment risks while maintaining our status as a REIT.

         The following table presents the CPR experienced on our Mortgage-Backed Securities portfolio, on an annualized basis, for the following quarterly periods presented.

QUARTER ENDED                                     CPR
-------------                                     ---
March 31, 2004                                    31%
December 31, 2003                                 37%
September 30, 2003                                48%
June 30, 2003                                     44%
March 31, 2003                                    41%

         We believe that the CPR in future periods will depend, in part, on changes in and the level of market interest rates across the yield curve, with higher CPRs expected during periods of declining interest rates and lower CPRs expected during periods of rising interest rates.

              We have extended contractual maturities on borrowings, such that, our weighted average term to next rate adjustment on our repurchase agreements was 103 days at March 31, 2004, as compared to 90 days at December 31, 2003.

 The table below provides quarterly information regarding our average balances, interest income, interest expense, yield on assets, cost of funds and net interest income for the following quarterly periods presented.

                                                    Yield on
                          Average                    Average     Average
                        Investment         Total    Interest    Balance of                 Average     Net
                        Securities       Interest    Earning    Repurchase      Interest   Cost of   Interest
                         Held (1)         Income     Assets     Agreements       Expense    Funds     Income
                       ------------      --------- ----------  ------------   ------------ -------- -----------
                      (rations for the quarters have been annualized, dollars in thousands)
For the Quarter
Ended March 31, 2004    $14,452,245      $114,341      3.16%   $13,587,211       $50,303      1.48%    $64,038

For the Quarter Ended
  December 31, 2003     $11,799,730       $89,186      3.02%   $11,235,908       $42,264      1.50%    $46,922

For the Quarter Ended   $12,577,165       $66,855      2.13%   $12,186,985       $43,922      1.44%    $22,933
   September 30, 2003

For the Quarter Ended   $12,815,290       $93,892      2.93%   $12,311,329       $51,770      1.68%    $42,122
   June 30, 2003

For the Quarter Ended   $10,837,147       $87,500      3.23%   $10,463,251       $44,048      1.68%    $43,452
   March 31, 2003

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

         Market valuation of Investment Securities: All assets classified as available-for-sale are reported at fair value, based on market prices. Although we generally intend to hold most of our Investment Securities until maturity, we may, from time to time, sell any of our Investment Securities as part our overall management of our portfolio. Accordingly, this flexibility requires us to classify all of our Investment Securities as available-for-sale. Our policy is to obtain market values from three independent sources and record the market value of the securities based on the average of the three. Unrealized losses on Investment Securities that are considered other than temporary, as measured by the amount of decline in fair value attributable to factors other than temporary, are recognized in income and the cost basis of the Investment Securities is adjusted. There were no such adjustments for the quarters ended March 31, 2004 and 2003.

         Investment Securities transactions are recorded on the trade date. Purchases of newly issued securities are recorded when all significant uncertainties regarding the characteristics of the securities are removed, generally shortly before settlement date. Realized gains and losses on such transactions are determined on the specific identification basis.

         Interest income: Interest income is accrued based on the outstanding principal amount of the outstanding principal amount of the Investment Securities and their contractual terms. Premiums and discounts associated with the purchase of the Investment Securities are amortized into interest income over the projected lives of the securities using the interest method. Our policy for estimating prepayment speeds for calculating the effective yield is to evaluate historical performance, street consensus prepayment speeds, and current market conditions.

         Repurchase Agreements: We finance the acquisition of our Investment Securities through the use of repurchase agreements. Repurchase agreements are treated as collateralized financing transactions and are carried at their contractual amounts, including accrued interest, as specified in the respective agreements. Accrued interest is recorded as a separate line item.

         Income Taxes: We have elected to be taxed as a REIT and intend to comply with the provisions of the Internal Revenue Code of 1986, as amended (the "Code") with respect thereto. Accordingly, we will not be subjected to federal income tax to the extent of our distributions to shareholders and as long as certain asset, income and stock ownership tests are met.

RESULTS OF OPERATIONS: FOR THE QUARTERS ENDED MARCH 31, 2004 AND 2003

         NET INCOME SUMMARY

         For the quarter ended March 31, 2004, our net income was $58.8 million, or $0.52 basic earnings per share, as compared to $50.8 million, or $0.60 basic earnings per average share, for the quarter ended March 31, 2003. We attribute the increase in total net income for the quarter ended March 31, 2004, over the quarter ended March 31, 2003 to the increased asset base. The increased asset base was the result of deploying additional common capital, of approximately, $574.7 million from March 31, 2003 to March 31, 2004, into our strategy. Even though total net income increased, net income per share decreased. The decrease in net income per share was primarily due to the reduction of gains on Mortgage Backed Securities sold. For the quarter ended March 31, 2004, gain on sale of Mortgage-Backed Securities was $595,000, as compared to $11.0 million, or $0.13 per share for the quarter ended March 31, 2003. The decline in gain was only partially offset by the increase in the interest rate spread. The interest rate spread for the quarter ended March 31, 2004 was 1.68%, as compared to 1.55% for the quarter ended March 31, 2003. We compute our net income per share by dividing net income by the weighted average number of shares of outstanding common stock during the period, which was 112,506,206 for the quarter ended March 31, 2004 and 84,606,786 for the quarter ended March 31, 2003. Dividend per share for the quarter ended March 31, 2004, was $0.50 per share, or $58.9 million in total. Dividend per share for the quarter ended March 31, 2003 was $0.60 per share, or $50.8 million in total. Our return on average equity was 16.59% for the quarter ended March 31, 2004 and 18.83% for the quarter ended March 31, 2003. The decline in the return on average equity resulted from the decline in gains on sale of Mortgage-Backed Securities.

                               NET INCOME SUMMARY
     (RATIOS FOR THE QUARTER HAVE BEEN ANNUALIZED, DOLLARS IN THE THOUSANDS,
                           EXCEPT FOR PER SHARE DATA)
 -------------------------------------------------------------------------------

                                                          QUARTER ENDED                 QUARTER ENDED
                                                         MARCH 31, 2004                 MARCH 31, 2003
                                                       --------------------          ---------------------
Interest income                                                   $114,341                        $87,500
Interest expense                                                    50,303                         44,048
                                                       --------------------          ---------------------
Net interest income                                                 64,038                         43,452
Gain on sale of Mortgage Backed Securities                             595                         11,020
General and administrative expenses                                  5,790                          3,697
                                                       --------------------          ---------------------
Net income                                                         $58,843                        $50,775
                                                       ====================          =====================

Average number of basic shares outstanding                     112,506,206                     84,606,786
Average number of diluted shares outstanding                   113,259,307                     84,837,390

Basic net income per share                                           $0.52                          $0.60
Diluted net income per share                                         $0.52                          $0.60

Average total assets                                           $15,644,490                    $12,169,401
Average total equity                                            $1,418,904                     $1,079,113

Annualized return on average assets                                   1.5%                          1.67%
Annualized return on average equity                                 16.59%                         18.83%

         INTEREST INCOME AND AVERAGE EARNING ASSET YIELD

         We had average earning assets of $14.5 billion and $10.8 billion for the quarters ended March 31, 2004 and 2003, respectively. Our primary source of income for the quarters ended March 31, 2004 and 2003 was interest income. A portion of our income was generated by gains on the sales of our Mortgage-Backed Securities. The declining yield was the direct result of lower weighted average coupons on our interest earning assets to 4.33% at March 31, 2004, from 4.85% at March 31, 2003. Our interest income was $114.3 million for the quarter ended March 31, 2004 and $87.5 million for the quarter ended March 31, 2003. Our yield on average earning assets was 3.16% and 3.23% for the same respective periods. Our average earning asset balance increased by $3.7 billion and interest income increased by $26.8 million for the quarter ended March 31, 2004 as compared to the quarter ended March 31, 2003, with the substantial increase in the average asset base. The increase was the direct result of the increased asset base, despite the reduction in yield from 3.23% for the quarter ended March 31, 2003 to 3.16% for the quarter ended March 31, 2004. The yield was reduced because the coupon rate at March 31, 2004 was 4.33%, as compared to 4.85% at March 31, 2003. So, even though the prepayment speeds decreased to 31% for the quarter ended March 31, 2004, from 41% for the quarter ended March 31, 2003, the overall yield declined by 7 basis points. The table below shows our average balance of interest earning assets, our yield on average earning assets and our interest income for the quarter ended March 31, 2004, the year ended December 31, 2003 and the four quarters in 2003.

                           AVERAGE EARNING ASSET YIELD
      (RATIOS FOR THE QUARTERS HAVE BEEN ANNUALIZED, DOLLARS IN THOUSANDS)
      --------------------------------------------------------------------

                                                                       Average
                                             Average     Yield on     Constant
                                           Investment   Investment   Prepayment Interest
                                           Securities   Securities      Rate     Income
                                           ----------   ----------      ----     ------
For  the Quarter Ended March 31, 2004      $14,452,245     3.16%        31%    $114,341
-----------------------------------------------------------------------------------------
For the Year Ended December 31, 2003       $12,007,333     2.81%        37%    $337,433
For the Quarter Ended December 31, 2003    $11,799,730     3.02%        37%     $89,186
For the Quarter Ended September 30, 2003   $12,577,165     2.13%        48%     $66,855
For the Quarter Ended June 30, 2003        $12,815,290     2.93%        44%     $93,892
For  the Quarter Ended March 31, 2003      $10,837,147     3.23%        41%     $87,500

         The constant prepayment rate ("CPR") on our Mortgage-Backed Securities for the quarters ended March 31, 2004 and 2003 was 31% and 41%, respectively. CPR is an assumed rate of prepayment for our Mortgage-Backed Securities, expressed as an annual rate of prepayment relative to the outstanding principal balance of our Mortgage-Backed Securities. CPR does not purport to be either a historical description of the prepayment experience of our Mortgage-Backed Securities or a prediction of the anticipated rate of prepayment of our Mortgage-Backed Securities. The homeowners' prepayment option makes the average term yield and performance of a mortgage-backed security uncertain because of the uncertainty in timing of the return of principal. In general, prepayments decrease the total yield on a bond purchased at a premium, because over life of the bond that premium has to be amortized. The faster prepayments, the shorter the life of the security, which results in the increased amortization. The total amortization for the quarter ended March 31, 2004 and 2003 was $41.5 million, $48.5, respectively. The prepayment speeds for March of 2004 were trending higher than the speeds for January and February 2004. The Company expects this trend to continue for the second quarter of 2004.

         Principal prepayments had a negative effect on our earning asset yield for the quarters ended March 31, 2004 and 2003 because we adjust our rates of premium amortization and discount accretion monthly based upon the effective yield method, which takes into consideration changes in prepayment speeds.

         INTEREST EXPENSE AND THE COST OF FUNDS

         We anticipate that our largest expense will be the cost of borrowed funds. We had average borrowed funds of $13.6 billion and total interest expense of $50.3 million for the quarter ended March 31, 2004. We had average borrowed funds of $10.5 billion and total interest expense of $44.0 million for the quarter ended March 31, 2003. Our average cost of funds was 1.48% for the quarter ended March 31, 2004 and 1.68% for the quarter ended March 31, 2003. The cost of funds rate decreased 0.20% and the average borrowed funds increased by $3.1 billion for the quarter ended March 31, 2004 when compared to the quarter ended March 31, 2003. Interest expense for the quarter increased by $ 6.3 million due to the substantial increase in the average repurchase balance even though the cost of funds rate decreased. The increase in the average repurchase balance was the result of the company implementing its leveraged strategy after the completion of the equity offerings in the second quarter 2003 and the first quarter 2004, in addition to equity acquired in through the equity shelf program, the direct purchase and dividend reinvestment plan, and options exercised.. Since a substantial portion of our repurchase agreements are short term, market rates are directly reflected in our interest expense. Our average cost of funds was 0.38% above average one-month LIBOR and 0.30% above average six-month LIBOR for the quarter ended March 31, 2004. Our average cost of funds was 0.34% above average one-month LIBOR and 0.35% above average six-month LIBOR for the quarter ended March 31, 2003.

         The table below shows our average borrowed funds and average cost of funds as compared to average one-month and average six-month LIBOR for the quarter ended March 31, 2004, the year ended December 31, 2003 and the four quarters in 2003.

                              AVERAGE COST OF FUNDS
      (RATIOS FOR THE QUARTERS HAVE BEEN ANNUALIZED, DOLLARS IN THOUSANDS)
      --------------------------------------------------------------------

                                                                                      Average
                                                                                     One-Month   Average Cost   Average Cost
                                                                                       LIBOR       of Funds       of Funds
                                                                                    Relative to   Relative to   Relative to
                           Average                 Average     Average    Average      Average       Average       Average
                          Borrowed    Interest     Cost of    One-Month  Six-Month   Six-Month     One-Month     Six-Month
                            Funds     Expense       Funds       LIBOR      LIBOR       LIBOR         LIBOR         LIBOR
                       ------------- ----------  ----------- ----------- ---------- ------------ ------------- --------------
For the Quarter Ended
  March 31, 2004        $13,587,211    $50,303       1.48%      1.10%      1.18%      (.08%)         0.38%         0.30%
----------------------------------------------------------------------------------------------------------------------------
For the Year Ended
  December 31, 2003     $11,549,368    $182,004      1.58%      1.21%      1.23%     (0.02%)         0.37%         0.35%

For the Quarter Ended
   December 31, 2003    $11,235,908    $42,264       1.50%      1.13%      1.23%     (0.10%)         0.37%         0.27%

For the Quarter Ended
   September 30, 2003   $12,186,985    $43,922       1.44%      1.11%      1.17%     (0.06%)         0.33%         0.27%

For the Quarter Ended
  June 30, 2003         $12,311,329    $51,770       1.68%      1.26%      1.20%      0.06%          0.42%         0.48%

For the Quarter Ended
  March 31, 2003        $10,463,252    $44,048       1.68%      1.34%      1.33%      0.01%          0.34%         0.35%

         NET INTEREST INCOME

         Our net interest income, which equals interest income less interest expense, totaled $64.0 million for the quarter ended March 31, 2004 and $43.5 million for the quarter ended March 31, 2003. Our net interest income increased because of increase in assets that resulted from the common stock equity offering in 2003 and during the quarter ended March 31, 2004. Our net interest spread, which equals the yield on our average assets for the period less the average cost of funds for the period, was 1.68% for the quarter ended March 31, 2004 as compared to 1.55% for the quarter ended March 31, 2003. Even though the weighted average coupon at March 31, 2004 of 4.33% declined from 4.85% at March 31, 2003, the improvement in CPR in combination with the reduction in the funding cost resulted in a 13 basis point increase in the interest rate.

         The table below shows our interest income by earning asset type, average earning assets by type, total interest income, interest expense, average repurchase agreements, average cost of funds, and net interest income for the quarter ended March 31, 2004, the year ended December 31, 2003, and the four quarters in 2003.

                               NET INTEREST INCOME
      (RATIOS FOR THE QUARTERS HAVE BEEN ANNUALIZED, DOLLARS IN THOUSANDS)
      --------------------------------------------------------------------

                                                     Yield
                                                       on       Average
                              Average               Average     Balance                                          Net
                            Investment     Total    Interest      of                    Average     Net       Interest
                            Securities    Interest  Earning   Repurchase    Interest    Cost of   Interest      Rate
                               Held        Income    Assets   Agreements     Expense     Funds     Income      Spread
                           -----------   ---------  --------  ----------   ----------   --------  ---------   --------
For the Quarter Ended
  March 31, 2004           $14,452,245    $114,341   3.16%    $13,587,211    $50,303      1.48%    $64,038      1.68%
----------------------------------------------------------------------------------------------------------------------
For the Year Ended
  December 31, 2003        $12,007,333    $337,433   2.81%    $11,549,368   $182,004      1.58%   $155,429      1.23%

For the Quarter Ended                                                                                           1.52%
  December 31, 2003        $11,799,730     $89,186   3.02%    $11,235,908    $42,264      1.50%    $46,922

For the Quarter Ended      $12,577,165     $66,855   2.13%    $12,186,985    $43,922      1.44%    $22,933      0.69%
  September 30, 2003

For the Quarter Ended      $12,815,290     $93,892   2.93%    $12,311,329    $51,770      1.68%    $42,122      1.25%
  June 30, 2003

For the Quarter Ended      $10,837,147     $87,500   3.23%    $10,463,252    $44,048      1.68%    $43,452      1.55%
  March 31, 2003

         GAINS AND LOSSES ON SALES OF MORTGAGE-BACKED SECURITIES

         For the quarter ended March 31, 2004, we sold Mortgage-Backed Securities with an aggregate historical amortized cost of $73.6 million for an aggregate gain of $595,000. For the quarter ended March 31, 2003, we sold Mortgage-Backed Securities with an aggregate historical amortized cost of $744.4 million for an aggregate gain of $11.0 million. The gain on sale of Mortgage-Backed Securities declined by $10.4 million. The difference between the sale price and the historical amortized cost of our Mortgage-Backed Securities is a realized gain and increases income accordingly. We do not expect to sell assets on a frequent basis, but may from time to time sell existing assets to move into new assets, which our management believes might have higher risk-adjusted returns as part of our asset/liability management strategy.

         GENERAL AND ADMINISTRATIVE EXPENSE

         General and administrative ("G&A") expenses were $5.8 million for the quarter ended March 31, 2004 and $3.7 for the quarter ended March 31, 2003. G&A expenses as a percentage of average assets was 0.15% and 0.12% on an annualized basis for the quarters ended March 31, 2004 and 2003, respectively. G&A expenses as a percentage of average equity was 1.63% and 1.37% on an annualized basis for the quarters ended March 31, 2004 and 2003, respectively. The increase of $2.1 million for the quarter ended March 31, 2004,is the result of increased salaries, D&O insurance, and excise tax estimate.

                    G&A EXPENSES AND OPERATING EXPENSE RATIOS
      (RATIOS FOR THE QUARTERS HAVE BEEN ANNUALIZED, DOLLARS IN THOUSANDS)
      --------------------------------------------------------------------

                                                                      Total G&A              Total G&A
                                                  Total G&A       Expenses/Average       Expenses/Average
                                                  Expenses      Assets (annualized)    Equity (annualized)
                                                ------------  ----------------------  ---------------------
For the Quarter Ended March 31, 2004                 $5,790           0.15%                  1.63%
-----------------------------------------------------------------------------------------------------------
For the Year Ended December 31, 2003                $16,233           0.13%                  1.45%
For the Quarter Ended December 31, 2003              $4,225           0.13%                  1.47%
For the Quarter Ended September 30, 2003             $4,110           0.12%                  1.42%
For the Quarter Ended June 30, 2003                  $4,201           0.12%                  1.50%
For the Quarter Ended March 31, 2003                 $3,697           0.12%                  1.37%

       NET INCOME AND RETURN ON AVERAGE EQUITY

         Our net income was $58.8 million for the quarter ended March 31, 2004 and $50.8 million for the quarter ended March 31, 2003. Our return on average equity was 16.59% for the quarter ended March 31, 2004 and 18.83% for the quarter ended March 31, 2003. The table below shows our net interest income, gain on sale of Mortgage-Backed Securities and G&A expenses each as a percentage of average equity, and the return on average equity for the quarter ended March 31, 2004, the year ended December 31, 2003, and for the four quarters in 2003.

                     COMPONENTS OF RETURN ON AVERAGE EQUITY
                    (RATIOS FOR ALL QUARTERS ARE ANNUALIZED)
                    ----------------------------------------

                                                              Gain on Sale of
                                            Net Interest      Mortgage-Backed            G&A             Return on
                                           Income/Average     Securities/Average   Expenses/Average       Average
                                               Equity             Equity               Equity             Equity
For the Quarter Ended March 31, 2004           18.05%              0.17%                1.63%             16.59%
-------------------------------------------------------------------------------------------------------------------
For the Year Ended December 31, 2003           13.85%              3.64%                1.45%             16.04%
For the Quarter Ended December 31, 2003        16.36%                -                  1.47%             14.89%
For the Quarter Ended September 30, 2003        7.95%              3.35%                1.42%             9.88%
For the Quarter Ended June 30, 2003            15.06%              7.23%                1.50%             20.79%
For the Quarter Ended March 31, 2003           16.11%              4.09%                1.37%             18.83%

FINANCIAL CONDITION

         INVESTMENT SECURITIES

         All of our Mortgage-Backed Securities at March 31, 2004 were adjustable-rate or fixed-rate Mortgage-Backed Securities backed by single-family mortgage loans. All of the mortgage assets underlying these Mortgage-Backed Securities were secured with a first lien position on the underlying single-family properties. All our Mortgage-Backed Securities were FHLMC, FNMA or GNMA mortgage pass-through certificates or collateralized mortgage obligations ("CMOs"), which carry an actual or implied "AAA" rating. We mark-to-market all of our Mortgage Backed Securities at fair value.

         All of our agency debentures are callable and carry an implied "AAA" rating. We mark-to-market all of our agency debentures at fair value.

         We accrete discount balances as an increase in interest income over the life of discount Investment Securities and we amortize premium balances as a decrease in interest income over the life of premium Investment Securities. At March 31, 2004 and December 31, 2003, we had on our statement of financial condition a total of $1.2 million and $1.5 million respectively, of unamortized discount (which is the difference between the remaining principal value and current historical amortized cost of our Investment Securities acquired at a price below principal value) and a total of $413.8 million and $301.3 million, respectively, of unamortized premium (which is the difference between the remaining principal value and the current historical amortized cost of our Investment Securities acquired at a price above principal value).

         We received mortgage principal repayments of $1.2 billion for the quarter ended March 31, 2004 and $1.9 billion for the quarter ended March 31, 2003. Given our current portfolio composition, if mortgage principal prepayment rates were to increase over the life of our Mortgage-Backed Securities, all other factors being equal, our net interest income would decrease during the life of these Mortgage-Backed Securities as we would be required to amortize our net premium balance into income over a shorter time period. Similarly, if mortgage principal prepayment rates were to decrease over the life of our Mortgage-Backed Securities, all other factors being equal, our net interest income would increase during the life of these Mortgage-Backed Securities, as we would amortize our net premium balance over a longer time period.

         The table below summarizes our Investment Securities at March 31, 2004, December 31, 2003, September 30, 2003, June 30, 2003, and March 31, 2003.

                              INVESTMENT SECURITIES
                             (DOLLARS IN THOUSANDS)
                             ----------------------

                                                                                                     Estimated
                                                                         Amortized                      Fair        Weighted
                                                Net        Amortized  Cost/Principal   Estimated   Value/Principal  Average
                            Principal Value   Premium        Cost         Value        Fair Value       Value        Yield
                           ----------------   --------    -----------  ------------- -------------  --------------- ----------
At March 31, 2004             $17,662,596     $412,563    $18,075,159    102.34%      $18,079,598      102.36%        2.72%
----------------------------------------------------------------------------------------------------------------------------
At December 31, 2003          $12,682,130     $299,810    $12,981,940    102.36%      $12,934,679      101.99%        2.96%
At September 30, 2003         $12,363,260     $293,694    $12,656,954    102.38%      $12,605,085      101.96%        2.35%
At June 30, 2003              $13,939,447     $322,838    $14,262,285    102.32%      $14,263,475      102.32%        2.87%
At March 31, 2003             $11,957,710     $289,360    $12,247,070    102.42%      $12,318,070      103.01%        2.83%

         The tables below set forth certain characteristics of our Investment Securities. The index level for adjustable-rate Investment Securities is the weighted average rate of the various short-term interest rate indices, which determine the coupon rate.

               ADJUSTABLE-RATE INVESTMENT SECURITY CHARACTERISTIC
                             (DOLLARS IN THOUSANDS)
                             ----------------------

                                                                   Weighted                              Principal Value
                                  Weighted   Weighted  Weighted    Average                   Weighted    at Period End as
                                  Average    Average   Average     Term to      Weighted     Average       % of Total
                       Principal  Coupon      Index      Net         Next        Average      Asset         Investment
                         Value      Rate      Level    Margin     Adjustment  Lifetime Cap    Yield        Securities
                      ----------  --------  --------- ---------   ----------  ------------  ----------   ----------------
At March 31, 2004     $13,059,967   3.90%     2.20%     1.70%     30 months       9.77%       2.91%         73.94%
-------------------------------------------------------------------------------------------------------------------------
At December 31, 2003  $9,294,934    3.85%     2.25%     1.60%     23 months       9.86%       2.47%         73.29%
At September 30, 2003 $8,498,116    3.76%     2.17%     1.59%     22 months       9.75%       1.77%         68.74%
At June 30, 2003      $8,889,012    3.69%     2.18%     1.51%     18 months       9.70%       2.47%         63.77%
At March 31, 2003     $7,716,248    3.93%     2.31%     1.62%     13 months      10.04%       2.20%         64.53%

                 FIXED-RATE INVESTMENT SECURITY CHARACTERISTICS
                             (DOLLARS IN THOUSANDS)
                             ----------------------

                                                                            Principal Value
                                                                           at Period End as
                                              Weighted         Weighted       % of Total
                                           Average Coupon      Average        Investment
                          Principal Value       Rate         Asset Yield      Securities
                          ---------------  --------------   ------------   -----------------
At March 31, 2004           $4,602,629          5.53%           3.41%           26.06%
--------------------------------------------------------------------------------------------
At December 31, 2003        $3,387,197          5.77%           4.29%           26.71%
At September 30, 2003       $3,865,171          5.86%           3.63%           31.26%
At June 30, 2003            $5,050,434          5.97%           3.58%           36.23%
At March 31, 2003           $4,241,462          6.53%           3.98%           35.47%

         The following tables provide information on adjustable-rate investment securities by index at March 31, 2004 and December 31, 2003.

                 ADJUSTABLE-RATE INVESTMENT SECURITIES BY INDEX
                                 MARCH 31, 2004
                                 ---------------

                                                Six-     12-     11th   Interest   Six-                                      Monthly
                          One-   Six-  Twelve  Month    Month  District   Rate     Month  1-Year   2-Year   3-Year   5-Year  Federal
                         Month  Month  Month  Auction  Moving   Cost of   Step      CD   Treasury Treasury Treasury Treasury Cost of
                         Libor  Libor  Libor  Average  Average   Funds     Up      Rate   Index    Index    Index    Index    Funds
                         -----  -----  -----  -------  ------- --------- ------   ------ -------- --------  -------  ------- ------
Weighted Average Term
  to Next Adjustment       1mo. 34 mo. 37 mo.  5 mo.    1 mo.   1 mo.   172 mo.    3 mo.  32 mo.   16 mo.   15 mo.   24 mo.   1 mo.
Weighted Average Annual
  Period Cap              7.99%  2.58%  2.05%  1.00%    0.15%    None     2.00%   1.00%    1.90%    2.00%    2.00%    2.00%    None
Weighted Average
  Lifetime
  Cap at March 31, 2004   8.87%  9.87%  9.97% 13.02%   10.67%  12.41%     6.76%  11.62%    9.83%   11.92%   12.92%   12.61%  13.40%

Investment Principal
 Value as Percentage of
  Investment
  Securities at
  March 31, 2004         12.39%  2.79% 16.90%  0.01%    0.33%   1.45%     1.59%   0.06%   36.90%    0.01%     0.29%   0.11%   1.12%

            ADJUSTABLE-RATE INVESTMENT SECURITIES BY INDEX
                           DECEMBER 31, 2003
                           -----------------

                                                 Six-     12-     11th   Interest  Six-                                      Monthly
                           One-   Six-  Twelve  Month    Month  District   Rate    Month  1-Year   2-Year   3-Year   5-Year  Federal
                          Month  Month  Month  Auction  Moving   Cost of   Step     CD   Treasury Treasury Treasury Treasury Cost of
                          Libor  Libor  Libor  Average  Average   Funds     Up     Rate   Index    Index    Index    Index    Funds
                          -----  -----  -----  -------  ------- --------- ------  ------ -------- --------  -------  ------- ------
Weighted Average Term to
  Next Adjustment          1mo.  25 mo. 34 mo.   2 mo.    1 mo.    1 mo.   175 mo.  2 mo.  23 mo.   15 mo.   16 mo.  26 mo.   1 mo.
Weighted Average Annual
  Period Cap               None   2.14%  2.09%   1.00%    0.14%     None    2.00%   1.00%   1.88%    2.00%    2.00%   2.00%    None
Weighted Average Lifetime
  Cap at December 31, 2003 8.88%  9.88% 10.12%  13.04%   10.70%   12.42%    6.76%  11.62%  10.05%   11.92%   12.89%  12.63%  13.40%
Investment Principal
Value as Percentage of
Investment Securities at
  December  31,  2003     17.26%  1.73% 12.00%   0.01%    0.53%    2.13%    2.21%   0.09%  35.10%    0.01%    0.44%   0.17%   1.61%

    BORROWINGS

         To date, our debt has consisted entirely of borrowings collateralized by a pledge of our Investment Securities. These borrowings appear on our balance sheet as repurchase agreements. At March 31, 2004, we had established uncommitted borrowing facilities in this market with twenty-nine lenders in amounts, which we believe, are in excess of our needs. All of our Investment Securities are currently accepted as collateral for these borrowings. However, we limit our borrowings, and thus our potential asset growth, in order to maintain unused borrowing capacity and thus increase the liquidity and strength of our balance sheet.

         For the quarter ended March 31, 2004, the term to maturity of our borrowings ranged from one day to three years, with a weighted average original term to maturity of 211 days. For the quarter ended March 31, 2003, the term to maturity of our borrowings ranged from one day to three years, with a weighted average original term to maturity of 197 days. At March 31, 2004, the weighted average cost of funds for all of our borrowings was 1.44% and the weighted average term to next rate adjustment was 103 days. At March 31, 2003, the weighted average cost of funds for all of our borrowings was 1.67% and the weighted average term to next rate adjustment was 111 days.

         LIQUIDITY

         Liquidity, which is our ability to turn non-cash assets into cash, allows us to purchase additional investment securities and to pledge additional assets to secure existing borrowings should the value of our pledged assets decline. Potential immediate sources of liquidity for us include cash balances and unused borrowing capacity. Unused borrowing capacity will vary over time as the market value of our investment securities varies. Our balance sheet also generates liquidity on an on-going basis through mortgage principal repayments and net earnings retained prior to payment as dividends. Should our needs ever exceed these on-going sources of liquidity plus the immediate sources of liquidity discussed above, we believe that in most circumstances our investment securities could be sold to raise cash. The maintenance of liquidity is one of the goals of our capital investment policy. Under this policy, we limit asset growth in order to preserve unused borrowing capacity for liquidity management purposes.

         At present, we have entered into uncommitted facilities with 29 lenders for borrowings in the form of repurchase agreements. Borrowings under our repurchase agreements increased by $3.7 billion to $14.7 billion at March 31, 2004, from $11.0 billion at December 31, 2003. This increase in leverage was facilitated by the increase in our equity capital as a result of the issuance of common stock primarily through public offerings during the second quarter of 2003 and the first quarter of 2004.

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

         Under our repurchase agreements, we may be required to pledge additional assets to our repurchase agreement counterparties (i.e., lenders) in the event the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral (a "margin call"), which may take the form of additional securities or cash. Specifically, margin calls result from a decline in the value of the our Mortgage-Backed Securities securing our repurchase agreements, prepayments on the mortgages securing such Mortgage-Backed Securities and to changes in the estimated fair value of such Mortgage-Backed Securities generally due to principal reduction of such Mortgage-Backed Securities from scheduled amortization and resulting from changes in market interest rates and other market factors. Through March 31, 2004, we did not have any margin calls on our repurchase agreements that we were not able to satisfy with either cash or additional pledged collateral. However, should prepayment speeds on the mortgages underlying our Mortgage-Backed Securities and/or market interest rates suddenly increase, margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.

         The following table summarizes the effect on our liquidity and cash flows from contractual obligations for repurchase agreements and the non-cancelable office lease at March 31, 2004.

                                     2004          2005         2006          2007         2008       THEREAFTER
                                     ----          ----         ----          ----         ----       ----------
                                           (dollars in thousands)

Repurchase Agreements              $12,939,300     $950,000     $250,000       550,000       -            -
Long-term lease obligations                375          500          530           532          532           532
                                 ---------------------------------------------------------------------------------
Total                              $12,939,675     $950,500     $250,530      $550,532         $532          $532
                                 =================================================================================

         STOCKHOLDERS' EQUITY

      During the quarter ending March 31, 2004, the Company declared dividends to shareholders totaling $58.9 million or $0.50 per share, which was paid on April 28, 2004. On January 21, 2004, the Company entered into an underwriting agreement pursuant to which the Company raised net proceeds of approximately $363.6 million in equity in an offering of 20,700,000 shares of common stock. On March 31, 2004, entered into an underwriting agreement pursuant to which the Company raised net proceeds of approximately $102.9 million in net proceeds through an offering of 4,250,000 shares of 7.875% Series A Cumulative Redeemable Preferred Stock, which settled on April 5, 2004. During the quarter ended March 31, 2004, 1,027,400 shares were issued through the Equity Shelf Program, totaling net proceeds of $21.1 million. During the quarter ended March 31, 2004, 28,500 options were exercised under the long-term compensation plan at $459,000. Also, 36,936 shares were purchased in the dividend reinvestment and direct purchase program at $734,000.

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

                          UNREALIZED GAINS AND LOSSES
                          ---------------------------
                             (dollars in thousands)

                                                   AT              AT             AT               AT              AT
                                                MARCH 31,      DECEMBER 31,   SEPTEMBER 30,      JUNE 30,       MARCH 31,
                                                  2004            2003           2003             2003            2003
                                          -------------------------------------------------------------------------------
Unrealized Gain                                  $53,912          $24,886       $27,439         $51,208          $98,768
Unrealized Loss                                  (49,412)         (72,147)      (79,309)        (50,018)         (27,768)
                                          --------------- ---------------- ------------------ ------------- -------------
Net Unrealized Gain (Loss)                        $4,500        $(47,261)      $(51,870)         $1,190          $71,000
                                          =============== ================ ================== ============= =============

Net Unrealized Gain (Loss) as % of
Investment Securities' Principal Value             0.03%          (0.37%)            (0.41%)         0.01%         0.59%
Net Unrealized Gain (Loss) as % of
Investment Securities' Amortized Cost              0.03%          (0.37%)            (0.41%)         0.01%         0.59%

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

         We use "available-for-sale" treatment for our Investment Securities; we carry these assets on our balance sheet at estimated market value rather than historical amortized cost. Based upon this "available-for-sale" treatment, our common equity base at March 31, 2004 was $1.6 billion, or a book value of $13.45 per share. If we had used historical amortized cost accounting, our equity base at March 31, 2004 would have been $1.6 billion, or $13.42 per share. Our equity base at December 31, 2003 was $1.1 billion, or $11.96 per share. If we had used historical amortized cost accounting, our equity base at December 31, 2003 would have been $1.2 billion, or $12.45 per share.

         The table below shows our equity capital base as reported and on a historical amortized cost basis at March 31, 2004, December 31, 2003, September 30, 2003, June 30, 2003 and March 31, 2003. Issuances of common stock, the level of earnings as compared to dividends declared, and other factors influence our historical cost equity capital base. The reported equity capital base is influenced by these factors plus changes in the "Unrealized Net Gains (Losses) on Assets Available for Sale" account.

                              STOCKHOLDERS' EQUITY
                              --------------------

                          7.875% Series
                          A Cumulative
                           Redeemable                      Net Unrealized
                            Preferred                      Gains (Losses)      Reported                      Reported Common
                             Stock:         Historical        on Assets      Common Stock     Historical      Stock Equity
                            4,250,000      Common Stock     Available for    Equity Base     Common Stock   (Book Value) Per
                             shares        Equity Base          Sale         (Book Value)  Equity Per Share       Share
                          -------------    ------------   ----------------  -------------  ----------------  -----------------
                                                       (dollars in thousands, except per share data)
At March 31, 2004               $102,870       $1,581,218            $4,500     $1,585,718           $13.42            $13.45
------------------------------------------------------------------------------------------------------------------------------
At December 31, 2003            -              $1,196,481         $(47,261)     $1,149,220           $12.45            $11.96
At September 30, 2003           -              $1,197,598         $(51,870)     $1,145,728           $12.48            $11.94
At June 30, 2003                -              $1,160,248            $1,190     $1,161,438           $12.34            $12.35
At March 31, 2003               -              $1,005,712          $ 71,000     $1,076,712           $11.88            $12.72

         LEVERAGE

         Our debt-to-reported equity ratio at March 31, 2004 and March 31, 2003 was 8.7:1 and 9.5:1, respectively. We generally expect to maintain a ratio of debt-to-equity of between 8:1 and 12:1, although the ratio may vary from this range from time to time based upon various factors, including our management's opinion of the level of risk of our assets and liabilities, our liquidity position, our level of unused borrowing capacity and over-collateralization levels required by lenders when we pledge assets to secure borrowings.

         Our target debt-to- reported equity ratio is determined under our capital investment policy. Should our actual debt-to-equity ratio increase above the target level due to asset acquisition or market value fluctuations in assets, we will cease to acquire new assets. Our management will, at that time, present a plan to our Board of Directors to bring us back to our target debt-to-equity ratio; in many circumstances, this would be accomplished in time by the monthly reduction of the balance of our Mortgage-Backed Securities through principal repayments.

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

         OTHER MATTERS

         We calculate that our qualified REIT assets, as defined in the Internal Revenue Code, are 100% of our total assets at March 31, 2004 and 2003, as compared to the Internal Revenue Code requirement that at least 75% of our total assets be qualified REIT assets. We also calculate that 100% of our revenue qualifies for the 75% source of income test, and 100% of our revenue qualifies for the 95% source of income test, under the REIT rules for the quarters ended March 31, 2004 and 2003. We also met all REIT requirements regarding the ownership of our common stock and the distribution of our net income. Therefore, as of March 31, 2004 and December 31, 2003, we believe that we qualified as a REIT under the Internal Revenue Code.

         We at all times intend to conduct our business so as not to become regulated as an investment company under the Investment Company Act. If we were to become regulated as an investment company, then our use of leverage would be substantially reduced. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" (qualifying interests). Under current interpretation of the staff of the SEC, in order to qualify for this exemption, we must maintain at least 55% of our assets directly in qualifying interests. In addition, unless certain mortgage securitites represent all the certificates issued with respect to an underlying pool of mortgages, the Mortgage-Backed Securities may be treated as securities separate from the underlying mortgage loans and, thus, may not be considered qualifying interests for purposes of the 55% requirement. We calculate that as of March 31, 2004 and December 31, 2003 we were in compliance with this requirement.

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

         Under the merger agreement, our wholly owned Delaware subsidiary, FDC Merger Sub, Inc., will merge with and into FIDAC, and FIDAC will be the surviving corporation. The merger agreement provides that FIDAC shareholders will receive approximately 2,935 shares of our common stock for each share of FIDAC common stock they own. In addition, FIDAC shareholders have the right to receive additional shares of our common stock, upon the achievement by FIDAC of specific performance goals, on or about March 31, 2005, 2006 and 2007, calculated based on the price of our common stock and the number of FIDAC shares they owned. The value of the shares of our common stock to be issued to the FIDAC shareholders immediately upon the consummation of the acquisition was fixed at $40,500,000 based upon the closing price of our shares on December 31, 2003, which is to be paid by delivering 2,201,080 shares of our common stock. The value of the additional shares to be paid to FIDAC shareholders has been fixed as up to a maximum dollar amount of $49,500,000; however, we cannot calculate how many shares we will issue in the future since that will vary depending on our share price at the time of each issuance.

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

         Our profitability and the value of our portfolio may be adversely affected during any period as a result of changing interest rates. The following table quantifies the potential changes in net interest income and portfolio value should interest rates go up or down 25, 50, and 100 basis points, assuming the yield curves of the rate shocks will be parallel to each other and the current yield curve. All changes in income and value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at March 31, 2004 and various estimates regarding prepayment and all activities are made at each level of rate shock. Actual results could differ significantly from these estimates.

                                      Projected Percentage Change in     Projected Percentage Change in
        Change in Interest Rate             Net Interest Income                  Portfolio Value
---------------------------------------------------------------------------------------------------------
-100 Basis Points                                 (7.55%)                             0.56%
-50 Basis Points                                  (5.87%)                             0.36%
-25 Basis Points                                  (2.29%)                             0.18%
Base Interest Rate
+25 Basis Points                                   1.64%                             (0.17%)
+50 Basis Points                                   3.90%                             (0.32%)
+100 Basis Points                                  4.25%                             (0.47%)

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

         The following table sets forth the estimated maturity or repricing of our interest-earning assets and interest-bearing liabilities at March 31, 2004. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except adjustable-rate loans, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature. The interest rate sensitivity of our assets and liabilities in the table could vary substantially if based on actual prepayment experience.

                                                                           More than 1
                                        Within 3                             Year to      3 Years and
                                         Months         4-12 Months           Years           Over            Total
                                     -----------------------------------------------------------------------------------
                                                                   (dollars in thousands)
Rate Sensitive Assets:
  Investment Securities                   $3,153,196        $1,073,705       $5,181,823       $8,253,873    $17,662,597

Rate Sensitive Liabilities:
  Repurchase Agreements                   12,649,300           940,000        1,100,000         -            14,689,300
                                     -----------------------------------------------------------------------------------

Interest rate sensitivity gap            ($9,496,104)         $113,705       $4,081,823        $8,253,873    $2,973,297
                                     ===================================================================================

Cumulative rate sensitivity gap          ($9,496,104)      ($9,382,399)     ($5,300,576)        2,953,297
                                     ===================================================================================

Cumulative interest rate
sensitivity gap as a percentage of        (54%)            (53%)             (30%)             17%
total rate-sensitive assets

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

ITEM 4.  CONTROLS AND PROCEDURES

As of March 31, 2004, a review and evaluation was performed under the supervision and with the participation of our management, including our Chairman of the board of directors, Chief Executive Officer and President and our Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that review and evaluation, our management, including our Chairman of the board of directors, Chief Executive Officer and President and our Chief Financial Officer and Treasurer, concluded that our disclosure controls and procedures were effective as of March 31, 2004. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2004. There were no significant material weaknesses identified in the course of such review and, therefore, no corrective measures were taken by us.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit Index

Exhibit Number        Exhibit Description

3.1 Form of Articles Supplementary designating the Company's 7.875% Series A Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, par value $0.01 per share (incorporated by reference to Exhibit 3.3 to the Registrant's Registration Statement on Form 8-A filed with the Securities and Exchange Commission on April 1, 2004).

4.1 Specimen certificate representing the 7.875% Series A Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form 8-A filed with the Securities and Exchange Commission on April 1, 2004).

31.1 Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer as adopted pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports of Form 8-K

Our Current Report on Form 8-K was filed on January 2, 2004 reporting under item 5 announcing our agreement to acquire Fixed Income Discount Advisory Company;

Our Current Report on Form 8-K was filed on January 16, 2004 reporting under items 5 and 7 announcing our entering into an underwriting agreement with UBS Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated as representatives of the several underwriters, relating to the sale of 18,000,000 shares of common stock, par value $0.01 per share (the "Common Stock"), and the granting of an over-allotment option for an additional 2,700,000 shares of Common Stock to the Underwriters to fulfill over-allotments; and

Our Current Report on Form 8-K was filed on February 6, 2004 reporting under item 12 announcing our financial results for the fiscal quarter and year ended December 31, 2003.

We filed the following current reports on Form 8-K subsequent to the first quarter 2004:

Our Current Report on Form 8-K was filed on April 1, 2004 reporting under items 5 announcing our entering into an underwriting agreement dated March 31, 2004. We entered into an underwriting agreement with Bear, Stearns & Co. Inc. as representative of the several underwriters (collectively, the "Underwriters"), relating to the sale of 4,250,000 shares of 7.875% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share (the "Series A Preferred Stock"), and the granting of an over-allotment option for an additional 637,500 shares of Series A Preferred Stock to the Underwriters solely to fulfill over-allotments. The offering closed on April 5, 2004; and

Our Current Report on Form 8-K was filed on April 26, 2004 reporting under item 12 announcing our financial results for the fiscal quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               ANNALY MORTGAGE MANAGEMENT, INC.

Dated: May 7, 2004     By: /s/ MICHAEL A.J. FARRELL
                           ------------------------
                               Michael A.J. Farrell
                               (Chairman of the Board, Chief Executive Officer, President and authorized officer of registrant)

Dated: May 7, 2004     By: /s/ KATHRYN F. FAGAN
                           --------------------
                               Kathryn F. Fagan
                               (Chief Financial Officer and Treasurer and
                               principal financial and chief accounting officer)