Form 10-Q
period 2004-06-30
ANNALY MORTGAGE MANAGEMENT INC
filed 2004-08-09
CIK 1043219

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2004

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

                     1211 AVENUE OF THE AMERICAS SUITE 2902
                               NEW YORK, NEW YORK
                    (Address of principal executive offices)

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

                                 Yes |X|   No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

           Class                                  Outstanding at August 6 , 2004
Common Stock, $.01 par value                               120,377,727

                        ANNALY MORTGAGE MANAGEMENT, INC.

                                    FORM 10-Q

                                      INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

  Statements of Financial Condition- June 30, 2004 (Unaudited) and December 31, 2003                               1

  Statements of Operations and Comprehensive Income (Unaudited) for the quarters and six months ended
  June 30, 2004 and 2003                                                                                           2

  Statement of Stockholders' Equity (Unaudited) for the six months ended June 30, 2004                             3

  Statements of Cash Flows (Unaudited) for the quarters and six months ended June 30, 2004 and 2003                4

  Notes to Financial Statements (Unaudited)                                                                      5-13

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations                    14-29

Item 3. Quantitative and Qualitative Disclosure about Market Risk                                                30-31

Item 4. Controls and Procedures                                                                                   31

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders                                                       32

Item 6. Exhibits and Reports on Form 8-K                                                                         32-33

SIGNATURES                                                                                                        34

PART I.
ITEM 1. FINANCIAL STATEMENTS

                        ANNALY MORTGAGE MANAGEMENT, INC.
                        STATEMENTS OF FINANCIAL CONDITION
                             (DOLLARS IN THOUSANDS)

                                                                           JUNE 30, 2004
                                                                            CONSOLIDATED     DECEMBER 31,
                                                                            (UNAUDITED)          2003
                                                                           -------------     ------------
                                    ASSETS

Cash and cash equivalents                                                   $      4,499     $        247
Mortgage-Backed Securities, at fair value                                     16,142,801       11,956,512
Agency debentures, at fair value                                                 978,994          978,167
Accrued interest receivable                                                       74,874           53,743
Receivable for advisory and service fees                                           1,644               --
Customer relationships                                                            15,613               --
Goodwill                                                                          22,905               --
Other assets                                                                       1,427            1,617
                                                                            ------------     ------------
Total assets                                                                $ 17,242,757     $ 12,990,286
                                                                            ============     ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Repurchase agreements                                                      $ 15,342,123     $ 11,012,903
 Payable for Mortgage-Backed Securities purchased                                263,207          761,115
 Accrued interest payable                                                         19,959           14,989
 Dividends payable                                                                57,674           45,155
 Other liabilities                                                                 3,294            4,017
 Accounts payable                                                                  3,989            2,887
                                                                            ------------     ------------
Total liabilities                                                             15,690,246       11,841,066
                                                                            ------------     ------------

Stockholders' Equity:
  7.875% Series A Cumulative Redeemable Preferred Stock: par value $.01 per share; 4,887,500 authorized, 4,250,000 and 0, shares issued and
  outstanding, respectively                                                      102,708               --
Common stock: par value $.01 per share; 500,000,000 authorized,
  120,148,709 and 96,074,096 shares issued and outstanding, respectively           1,202              961
 Additional paid-in capital                                                    1,620,666        1,194,159
 Accumulated other comprehensive loss                                           (177,489)         (47,261)
 Retained earnings                                                                 5,424            1,361
                                                                            ------------     ------------
Total stockholders' equity                                                     1,552,511        1,149,220
                                                                            ------------     ------------

Total liabilities and stockholders' equity                                  $ 17,242,757     $ 12,990,286
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

PART I.
ITEM 1. FINANCIAL STATEMENTS

                         ANNALY MORTGAGE MANAGEMENT, INC
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                   FOR THE QUARTER                      FOR THE SIX
                                                    ENDED JUNE 30,       FOR THE        MONTHS ENDED       FOR THE SIX
                                                         2004         QUARTER ENDED     JUNE 30, 2004      MONTHS ENDED
                                                    (CONSOLIDATED)    JUNE 30, 2003     (CONSOLIDATED)    JUNE 30, 2003
                                                   --------------------------------------------------------------------
INTEREST INCOME                                     $     122,234     $      93,892     $     236,575     $     181,392

INTEREST EXPENSE                                           55,648            51,770           105,951            95,818
                                                    -------------------------------------------------------------------

NET INTEREST INCOME                                        66,586            42,122           130,624            85,574

INVESTMENT ADVISORY AND SERVICE FEES, NET                   1,260                --             1,260                --

GAIN ON SALE OF MORTGAGE-BACKED SECURITIES                  2,126            20,231             2,721            31,252

GENERAL AND ADMINISTRATIVE EXPENSES                         5,643             4,201            11,008             7,898
                                                    -------------------------------------------------------------------

NET INCOME BEFORE TAXES                                    64,329            58,152           123,597           108,928

INCOME TAXES                                                  494                --               919                --
                                                    -------------------------------------------------------------------
NET INCOME                                                 63,835            58,152           122,678           108,928

DIVIDEND ON PREFERRED STOCK                                 1,998                --             1,998                --
                                                    -------------------------------------------------------------------

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS         $      61,837     $      58,152     $     120,680     $     108,928
                                                    ===================================================================

NET INCOME PER SHARE AVAILABLE TO COMMON
  SHAREHOLDERS:

Basic                                               $        0.52     $        0.62     $        1.05     $        1.22
                                                    ===================================================================

Diluted                                             $        0.52     $        0.62     $        1.04     $        1.22
                                                    ===================================================================

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic                                                 118,276,509        93,384,128       115,391,357        89,019,821
                                                    ===================================================================

Diluted                                               118,469,756        93,588,024       115,659,173        89,231,272
                                                    ===================================================================

NET INCOME                                          $      63,835     $      58,152     $     122,678     $     108,928
                                                    -------------------------------------------------------------------

COMPREHENSIVE LOSS
Unrealized loss on available-for sale securities         (179,863)          (49,579)         (127,507)          (43,069)
Less: reclassification adjustment for net
gains included in net income                               (2,126)          (20,231)           (2,721)          (31,252)
                                                    -------------------------------------------------------------------

Other comprehensive loss                                 (181,989)          (69,810)         (130,228)          (74,321)
                                                    -------------------------------------------------------------------

COMPREHENSIVE INCOME (LOSS)                         ($    118,154)    ($     11,658)    ($      7,550)    $      34,607
                                                    ===================================================================

See notes to financial statements.

PART I.
ITEM 1.  FINANCIAL STATEMENTS

                        ANNALY MORTGAGE MANAGEMENT, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2004
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                   COMMON    ADDITIONAL                        OTHER
                                     PREFERRED     STOCK      PAID-IN      COMPREHENSIVE    COMPREHENSIVE    RETAINED
                                       STOCK     PAR VALUE    CAPITAL      INCOME (LOSS)    INCOME (LOSS)    EARNINGS      TOTAL
                                     ----------------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 2004                           $  961    $1,194,159                       ($47,261)      $ 1,361     $1,149,220
  Net income                                                                  $ 58,843                        58,843
  Other comprehensive income:
    Unrealized net gains on
    securities, net of
    reclassification adjustment                                                 51,761          51,761
                                                                           -----------
  Comprehensive income                                                        $110,604                                      110,604
                                                                           ===========
  Proceeds from issuance of
    7.875% Series A Cumulative
    redeemable preferred stock        $102,870                                                                              102,870
  Exercise of stock options                                         459                                                         459
  Proceeds from direct purchase
    and dividend reinvestment                           1           734                                                         735
  Net proceeds from equity
    shelf program                                      10        20,041                                                      20,051
  Net proceeds from follow-on
    offering                                          207       363,385                                                     363,592
  Dividend declared for the
    quarter ended March 31,
    2004, $0.50 per share                                                                                    (58,943)       (58,943)
                                     ----------------------------------                   -----------------------------------------

BALANCE, MARCH 31, 2004               $102,870     $1,179    $1,578,778                         $4,500       $ 1,261     $1,688,588

  Net income                                                                  $ 63,835                       $63,835
  Other comprehensive loss:
  Unrealized net loss on
    securities, net of
    reclassification adjustment                                               (181,989)       (181,989)
                                                                           -----------
  Comprehensive loss                                                         ($118,154)                                    (118,154)
                                                                           ===========
  Preferred stock offering                (162)                                                                                (162)
  Exercise of stock options                                         202                                                         202
  Proceeds from direct purchase
    and dividend reinvestment                           1         1,208                                                       1,209
  FIDAC acquisition                                    22        40,478                                                      40,500
  Preferred dividend declared
    for the quarter ended June
    30, 2004, $0.47 per share                                                                                 (1,998)        (1,998)
  Common dividend declared for
    the quarter ended June 30,
    2004, $0.48 per share                                                                                    (57,674)       (57,674)
                                     ----------------------------------                   -----------------------------------------
BALANCE, JUNE 30, 2004                $102,708     $1,202    $1,620,666                      ($177,489)      $ 5,424     $1,552,511
                                     ==================================                   =========================================

See notes to financial statements.

PART I.
ITEM 1. FINANCIAL STATEMENTS

                         ANNALY MORTGAGE MANAGEMENT, INC
                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                           FOR THE QUARTER     FOR THE        FOR THE SIX      FOR THE SIX
                                                                ENDED       QUARTER ENDED     MONTHS ENDED     MONTHS ENDED
                                                            JUNE 30, 2004   JUNE 30, 2003    JUNE 30, 2004    JUNE 30, 2003
                                                           ----------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                               $     63,835     $     58,152     $    122,678     $    108,928
  Adjustments to reconcile net income to net cash
    provided by operating activities:
   Amortization of Mortgage premiums and discounts, net          56,141           57,614           97,642          106,133
   Amortization of intangibles                                       18               --               18               --
   Gain on sale of Mortgage-Backed Securities                    (2,126)         (20,231)          (2,721)         (31,252)
   Stock option expense                                              90               58              307               60
   Market value adjustment on long-term repurchase
     agreement                                                   (1,270)           1,993             (523)           2,097
   Increase in accrued interest receivable, net of
     interest purchased on securities                            (5,124)          (7,939)         (21,046)          (8,319)
   (Decrease)  increase in other assets                               3             (232)          (1,188)            (265)
   Increase in advisory and service fees receivable                 (81)              --              (81)              --
   (Increase) decrease in accrued interest payable               (1,340)             873            4,970            1,853
   Increase in accrued expenses and other liabilities             1,186            1,169              353              295
                                                           ---------------------------------------------------------------
          Net cash provided by operating activities             111,332           91,457          200,409          179,530
                                                           ---------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of Mortgage-Backed Securities                   (3,249,700)      (4,920,184)      (8,532,426)      (7,217,253)
    Purchase of Agency debentures                              (100,000)      (1,170,000)        (250,000)      (1,341,000)
    Proceeds from sale of Mortgage-Backed Securities            259,938        1,576,147          284,097        2,112,393
    Proceeds from called agency debentures                      150,000          171,000          250,000          171,000
    Principal payments of Mortgage-Backed Securities          2,133,853        2,178,798        3,338,072        4,050,322
    Cash from FIDAC acquisition                                   2,526               --            2,526               --
                                                           ---------------------------------------------------------------
          Net cash used in investing activities                (803,383)      (2,164,239)      (4,907,731)      (2,224,538)
                                                           ---------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from repurchase agreements                    36,583,949       31,387,072       66,778,141       55,682,830
  Principal payments on repurchase agreements               (35,931,226)     (29,416,888)     (62,449,121)     (53,683,870)
  Proceeds from exercise of stock options                           112               94              355              309
  Proceeds from direct purchase and dividend
    reinvestment                                                  1,209            1,349            1,943            2,302
  Net proceeds from follow-on  offerings                             --          151,315          363,592          151,315
  Proceeds from preferred offering                              102,708               --          102,708               --
  Net proceeds from equity shelf program                             --               --           20,051               --
  Dividends paid                                                (60,940)         (50,801)        (106,095)        (108,300)
                                                           ---------------------------------------------------------------
          Net cash provided by financing activities             695,812        2,072,141        4,711,574        2,044,586
                                                           ---------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents              3,761             (641)           4,252             (422)

Cash and cash equivalents, beginning of period                      738              945              247              726

                                                           ---------------------------------------------------------------
Cash and cash equivalents, end of period                   $      4,499     $        304     $      4,499     $        304
                                                           ===============================================================

Supplemental disclosure of cash flow information:
  Interest paid                                            $     56,989     $     50,897     $    100,982     $     93,965
                                                           ===============================================================

Noncash financing activities:
  Net change in unrealized loss on available-for-
     sale securities net of reclassification adjustment    ($   181,989)    ($    69,810)    ($   130,228)    ($    74,321)
                                                           ===============================================================

  Dividends declared, not yet paid                         $     57,674     $     56,420     $     57,674     $     56,420
                                                           ===============================================================

Noncash investing and financing activities:
   Noncash acquisition of FIDAC                            $     40,500               --     $     40,500               --
                                                           ===============================================================

See notes to financial statements

                        ANNALY MORTGAGE MANAGEMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
          FOR THE QUARTERS AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)
--------------------------------------------------------------------------------

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

      Annaly Mortgage Management, Inc. (the "Company") was incorporated in Maryland on November 25, 1996. The Company commenced its operations of purchasing and managing an investment portfolio of mortgage-backed securities on February 18, 1997, upon receipt of the net proceeds from the private placement of equity capital. An initial public offering was completed on October 14, 1997. The Company acquired Fixed Income Discount Advisory Company ("FIDAC") on June 4, 2004 (See Note 2). FIDAC is a registered investment advisor and is a taxable REIT subsidiary of the Company.

      A SUMMARY OF THE COMPANY'S SIGNIFICANT ACCOUNTING POLICIES FOLLOWS:

      BASIS OF PRESENTATION - The accompanying unaudited financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP"). The interim financial statements are unaudited; however, in the opinion of the Company's management, all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results of operations have been included. These unaudited financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on form 10-K for the year ended December 31, 2003. The nature of the Company's business is such that the results of any interim period are not necessarily indicative of results for a full year. Certain reclassifications have been made to prior period financial statements, where appropriate, to conform to the current period presentation. The consolidated unaudited financial statements as of and for the quarter ended June 30, 2004 include the accounts of the Company and FIDAC. All material intercompany balances have been eliminated.

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

      Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," requires the Company to classify its Investment Securities as either trading investments, available-for-sale investments or held-to-maturity investments. Although the Company generally intends to hold most of its Investment Securities until maturity, it may, from time to time, sell any of its Investment Securities as part of its overall management of its portfolio. Accordingly, this flexibility requires the Company to classify all of its Investment Securities as available-for-sale. All assets classified as available-for-sale are reported at estimated fair value, based on market prices provided by certain dealers who make markets in these financial instruments, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity.

      Unrealized losses on Investment Securities that are considered other than temporary, as measured by the amount of decline in fair value attributable to factors other than temporary, are recognized in income and the cost basis of the Mortgage-Backed Securities is adjusted. There were no such adjustments for the quarters ended June 30, 2004 or 2003.

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

      CREDIT RISK - At June 30 2004 and December 31, 2003, the Company has limited its exposure to credit losses on its portfolio of Investment Securities by only purchasing securities issued FHLMC, FNMA, Government National Mortgage Association ("GNMA"), or FHLB. The payment of principal and interest on the FHLMC and FNMA Mortgage-Backed Securities are guaranteed by those respective agencies and the payment of principal and interest on the GNMA Mortgage-Backed Securities are backed by the full-faith-and-credit of the U.S. government. At June 30 2004 and December 31, 2003 all of the Company's Investment Securities have an actual or implied "AAA" rating.

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

      INCOME TAXES - The Company has elected to be taxed as a Real Estate Investment Trust ("REIT") and intends to comply with the provisions of the Internal Revenue Code of 1986, as amended (the "Code"), with respect thereto. Accordingly, the Company will not be subjected to federal income tax to the extent of its distributions to shareholders and as long as certain asset, income and stock ownership tests are met. The Company and FIDAC have made a joint election to treat FIDAC as a taxable REIT subsidiary. As such, FIDAC will be taxable as a domestic C corporation and subject to federal and state and local income taxes based upon it taxable income.

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

      RECENT ACCOUNTING PRONOUNCEMENTS - In March 2004, the Emerging Issues Task Force, or EITF, reached a consensus on Issue No. 03-1, THE MEANING OF OTHER-THAN-TEMPORARY IMPAIRMENT AND ITS APPLICATION TO CERTAIN INVESTMENTS. This Issue provides clarification with respect to the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS, No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES, (including individual securities and investments in mutual funds), and investments accounted for under the cost method or the equity method. The guidance for evaluating whether an investment is other-than-temporarily impaired must be applied in other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. This Issue did not have a material impact on the Company's financial statements.

2. FIXED INCOME DISCOUNT ADVISORY COMPANY

MERGER WITH FIXED INCOME DISCOUNT ADVISORY COMPANY

      In June 2001, the FASB issued SFAS No. 141, "Business Combinations," which provides that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. Under the purchase method, net assets and results of operations of acquired companies are included in the consolidated financial statements from the date of acquisition. In addition, SFAS 141 provides that the cost of an acquired entity must be allocated to the assets acquired, including identifiable intangible assets, and the liabilities assumed based on their estimated fair values at the date of acquisition. The excess of cost over the fair value of the net assets acquired must be recognized as goodwill.

      On December 31, 2003, the Company entered into a merger agreement with FIDAC. At the annual meeting of the Company's shareholders held on May 27, 2004, shareholders voted to approve the merger. The merger closed before the opening of business on June 4, 2004. The merger was accounted for using the purchase method of accounting in accordance with SFAS No. 141. Accordingly, the consolidated balance sheet as of June 30, 2004 includes the effects of the merger and the Company's application of the purchase method of accounting. Additionally, the consolidated statements of operations and cash flows for the respective periods ended June 30, 2004 include the combined results of the Company and FIDAC for the period from June 4, 2004 to June 30, 2004. Before June 4, 2004 the Company did not have an ownership interest in FIDAC and therefore financial results are not included in prior periods.

      Upon completion of the merger and pursuant to the merger agreement, FDC Merger Sub, ("Merger Sub"), the Company's wholly owned subsidiary created solely for the purpose of effectuating the merger, merged with and into FIDAC. As a result of the merger, Merger Sub ceased to exist, and FIDAC is the surviving corporation and operates as the Company's wholly owned taxable REIT subsidiary. At the time of the merger, each FIDAC shareholder received approximately 2,935 shares of the Company's common stock for each share of FIDAC stock the shareholder owned and has the right to receive additional shares of the Company's common stock in the future, based on FIDAC achieving specific performance goals.

      The Company maintains its Real Estate Investment Trust ("REIT") status for U.S. federal income tax purposes and the Company and FIDAC made a taxable REIT subsidiary election. The taxable REIT subsidiary is fully subject to corporate income tax. Income from the taxable REIT subsidiaries may be retained by the subsidiary or distributed to the parent REIT company.

      The value of the shares of the Company's common stock issued to the FIDAC shareholders immediately upon the consummation of the acquisition was fixed at $40,500,000 based upon the closing price of the Company's common stock on December 31, 2003, and was paid on June 4, 2004 by delivering 2,201,080 shares of the Company's common stock.

A summary of the fair values of the net assets acquired is as follows:

                                                          (dollars in thousands)
--------------------------------------------------------------------------------
Cash and cash equivalents                                              $  2,526
Receivable for advisory fees and services                                 1,564
Other assets                                                                591
Customer relationships                                                   15,613
FIDAC trademark                                                             250
Non-compete agreements                                                      140
Goodwill                                                                 22,905
Accounts payable                                                           (748)

                                                                       --------
  Total fair value of net assets, including acquisition cost           $ 42,841
                                                                       ========

The total amount of goodwill represents the purchase price in excess of the fair value of the net assets acquired. Under SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill is not amortized. Customer relationships are deemed by the Company to have an indefinite life based on a lack of attrition history and management's expectation of continued service to FIDAC clients and, accordingly, are not amortized. Instead, they are required to be tested at least annually for impairment. FIDAC trademark and non-compete agreements are considered intangible assets subject to amortization over their estimated life of 3 years and 1 year, respectively. For the quarter ended June 30, 2004, amortization expense related to these intangibles was $18,000.

3. MORTGAGE-BACKED SECURITIES

      The following table pertains to the Company's Mortgage-Backed Securities classified as available-for-sale as of June 30, 2004 and December 31, 2003, which are carried at their fair value:

                                                                              GOVERNMENT           TOTAL
                                       FEDERAL HOME     FEDERAL NATIONAL       NATIONAL           MORTGAGE-
                                      LOAN MORTGAGE         MORTGAGE           MORTGAGE            BACKED
JUNE 30, 2004                          CORPORATION        ASSOCIATION         ASSOCIATION        SECURITIES
                                      ----------------------------------------------------------------------
                                                             (dollars in thousands)
Mortgage-Backed Securities, gross      $  5,384,705       $ 10,185,570       $    354,360       $ 15,924,635
Unamortized discount                           (317)              (527)              (143)              (987)
Unamortized premium                         119,856            259,704              6,116            385,676
                                      ----------------------------------------------------------------------

Amortized cost                            5,504,244         10,444,747            360,333         16,309,324

Gross unrealized gains                       13,886             12,477              1,240             27,603
Gross unrealized losses                     (56,207)          (132,220)            (5,699)          (194,126)
                                      ----------------------------------------------------------------------

Estimated fair value                   $  5,461,923       $ 10,325,004       $    355,874       $ 16,142,801
                                      ======================================================================

                                                        GROSS UNREALIZED   GROSS UNREALIZED    ESTIMATED FAIR
                                      AMORTIZED COST           GAIN              LOSS               VALUE
                                      ----------------------------------------------------------------------
                                                              (dollars in thousands)
Adjustable rate                        $ 11,870,951       $     22,269       ($   123,980)      $ 11,769,240

Fixed rate                                4,438,373              5,334            (70,146)         4,373,561
                                      ----------------------------------------------------------------------

Total                                  $ 16,309,324       $     27,603       ($   194,126)      $ 16,142,801
                                      ======================================================================

                                                                              GOVERNMENT            TOTAL
                                      FEDERAL HOME      FEDERAL NATIONAL       NATIONAL           MORTGAGE-
                                      LOAN MORTGAGE         MORTGAGE           MORTGAGE            BACKED
DECEMBER 31, 2003                      CORPORATION        ASSOCIATION        ASSOCIATION         SECURITIES
                                      ----------------------------------------------------------------------
                                                              (dollars in thousands)
Mortgage-Backed Securities, gross      $  3,763,364       $  7,509,544       $    419,223       $ 11,692,130

Unamortized discount                           (198)            (1,034)              (209)            (1,441)
Unamortized premium                          87,726            206,580              7,005            301,311
                                      ----------------------------------------------------------------------

Amortized cost                            3,850,892          7,715,090            426,019         11,992,000

Gross unrealized gains                        8,301             16,133                452             24,886
Gross unrealized losses                     (18,114)           (39,984)            (2,277)           (60,374)
                                      ----------------------------------------------------------------------

Estimated fair value                   $  3,841,079       $  7,691,239       $    424,194       $ 11,956,512
                                      ======================================================================

                                                         GROSS UNREALIZED   GROSS UNREALIZED   ESTIMATED FAIR
                                      AMORTIZED COST           GAIN               LOSS              VALUE
                                      ----------------------------------------------------------------------
                                                             (dollars in thousands)
Adjustable rate                        $  8,565,873       $     13,118       ($    35,490)      $  8,543,501

Fixed rate                                3,426,127             11,768            (24,884)         3,413,011
                                      ----------------------------------------------------------------------

Total                                  $ 11,992,000       $     24,886       ($    60,374)      $ 11,956,512
                                      ======================================================================

      Mortgage-Backed Securities with a carrying value of $1.2 billion have been in a continuous unrealized loss position over 12 months at June 30, 2004 in the amount of $28.5 million. The Mortgage-Backed Securities with a carrying value of $14.9 billion have been in a continuous unrealized loss position for less than 12 months at June 30, 2004 in the amount of $165.6 million. Mortgage-Backed Securities with a carrying value of $809.0 million have been in a continuous unrealized loss position over 12 months at December 31, 2003 in the amount of $8.2 million. Mortgage-Backed Securities with a carrying value of $6.7 billion have been in a continuous unrealized loss position for less than 12 months at December 31, 2003 in the amount of $52.2 million. The reason for the decline in value of these securities is due to changes in interest rates. All of the Mortgage-Backed Securities are "AAA" rated or carry an implied "AAA" rating. These investments are not considered other-than-temporarily impaired since the Company has the ability and intent to hold the investments for a period of time, to maturity, if necessary, sufficient for a forecasted market price recovery up to or beyond the cost of the investments. Also, the Company is guaranteed payment on the par value of the securities.

      The adjustable rate Mortgage-Backed Securities are limited by periodic caps (generally interest rate adjustments are limited to no more than 1% every six months) and lifetime caps. The weighted average lifetime cap was 10.1% at June 30, 2004 and 9.9% at December 31, 2003.

      During the six months ended June 30, 2004, the Company realized $2.7 million in net gains from sales of Mortgage-Backed Securities. During the six months ended June 30, 2003, the Company realized $31.3 million in net gains from sales of Mortgage-Backed Securities.

4. AGENCY DEBENTURES

      At June 30, 2004, the Company owned callable agency debentures totaling $
990.0 million par value and a total discount of $41,000. FHLMC, FNMA, and FHLB are the issuers of the debentures. All of the Company's agency debentures are classified as available-for-sale. The agency debentures had a carrying value of $979.0 million and $978.2 million at June 30, 2004 and December 31, 2003, respectively. The agency debentures with a carrying value of $194.4 million have been in a continuous unrealized loss position over 12 months at June 30, 2004 of $644,000. The agency debentures with a carrying value of $784.6 million have been in a continuous unrealized loss position for less than 12 months at June 30, 2004 in the amount of $10.3 million. The debentures with a carrying value of $978.2 million have been in a continuous unrealized loss position for less than 12 months at December 31, 2003 of $11.8 million. The Company's agency debentures are adjustable rate and fixed rate with a weighted average lifetime cap of 4.36% at June 30, 2004 and 5.80% at December 31, 2003. All of the agency debentures carry an implied "AAA" rating. These investments are not considered other-than-temporarily impaired since the Company has the ability and intent to hold the investments for a period of time, to maturity, if necessary, sufficient for a forecasted market price recovery up to or beyond the cost of the investments. Also, the Company is guaranteed payment on the par value of the securities.

5. REPURCHASE AGREEMENTS

      The Company had outstanding $15.3 billion and $11.0 billion of repurchase agreements with a weighted average borrowing rate of 1.51% and 1.51%, and a weighted average remaining maturity of 101 days and 90 days as of June 30, 2004 and December 31, 2003, respectively. Investment Securities pledged had an estimated fair value of $15.4 billion at June 30, 2004.

At June 30, 2004 and December 31, 2003, the repurchase agreements had the following remaining maturities:

                                              JUNE 30, 2004    DECEMBER 31, 2003
                                              ----------------------------------
                                                     (dollars in thousands)

Within 30 days                                $12,145,353            $ 8,589,184
30 to 59 days                                     950,492                709,552
60 to 89 days                                       6,278                     --
90 to 119 days                                         --                     --
Over 120 days                                   2,240,000              1,714,167
                                              ----------------------------------

Total                                         $15,342,123            $11,012,903
                                              ==================================

6. OTHER LIABILITIES

      In 2001, the Company entered into a repurchase agreement maturing in July 2004, at which time the repurchase agreement gives the buyer the right to extend, in whole or in part, in three-month increments up to July 2006. In July 2004, the buyer extended the repurchase agreement, in whole, for the next three months, with the right to further extend in October 2004. The repurchase agreement has a principal value of $100,000,000. The Company accounts for the extension option as a separate interest rate floor liability carried at fair value. The initial fair value of $1.2 million allocated to the extension option resulted in a similar discount on the repurchase agreement borrowings that is being amortized over the initial term of 3 years using the effective yield method. At June 30, 2004 and December 31, 2003, the fair value of this interest rate floor was $3.3 million and $4.0 million, respectively, and was classified as other liabilities.

7. PREFERRED STOCK AND COMMON STOCK

      During the quarter ended June 30, 2004, the Company declared dividends to common shareholders totaling $57.7 million or $0.48 per share, which were paid on July 28, 2004. During the quarter ended June 30, 2004, the Company declared dividends to the preferred shareholders totaling $2.0 million or $0.47 per share, which were paid on June 30, 2004. On January 21, 2004, the Company entered into an underwriting agreement pursuant to which the Company raised net proceeds of approximately $363.6 million in equity in an offering of 20,700,000 shares of common stock. On March 31, 2004, the Company entered into an underwriting agreement pursuant to which the Company raised net proceeds of approximately $102.9 million in net proceeds through an offering of 4,250,000 shares of 7.875% Series A Cumulative Redeemable Preferred Stock, which settled on April 5, 2004. During the six months ended June 30, 2004, 1,027,400 shares of the Company's common stock were issued through the Equity Shelf Program, totaling net proceeds of $20.1 million. During the quarter ended June 30, 2004 no shares were issued through the Equity Shelf Program. During the six months ended June 30, 2004, 40,200 options were exercised under the long-term compensation plan at $662,000. Also, 105,942 shares were sold through the dividend reinvestment and direct purchase program for $1.9 million for the six months ended June 30, 2004.

8. EARNINGS PER SHARE AVAILABLE TO COMMON SHAREHOLDERS

      For the quarter ended June 30, 2004, the reconciliation is as follows:

                                                                FOR THE QUARTER ENDED JUNE 30, 2004
                                                          (dollars in thousands, except per share amounts)
                                                                           Weighted Average
                                                           Income               Shares            Per-Share
                                                        (Numerator)          (Denominator)          Amount
                                                        ---------------------------------------------------
Net income available to common shareholders               $61,837
                                                          -------
Basic earnings per share                                  $61,837                118,277             $0.52
                                                                                                     =====

Effect of dilutive securities:
  Dilutive stock options                                                             193

                                                          ------------------------------
  Diluted earnings per share                              $61,837                118,470             $0.52
                                                          ================================================

      Options to purchase 1,281,750 shares of stock were outstanding and considered anti-dilutive as their exercise price exceeded the average stock price for the quarter ended June 30, 2004.

      For the quarter ended June 30, 2003, the reconciliation is as follows:

                                                                 FOR THE QUARTER ENDED JUNE 30, 2003
                                                           (dollars in thousands, except per share amounts)
                                                                            Weighted Average
                                                             Income              Shares           Per-Share
                                                          (Numerator)         (Denominator)         Amount
                                                        ---------------------------------------------------
Net income                                                  $58,152
                                                            -------

Basic earnings per share                                    $58,152              93,384             $0.62
                                                                                                    =====

Effect of dilutive securities:
  Dilutive stock options                                                            204

                                                            ---------------------------
  Diluted earnings per share                                $58,152              93,588             $0.62
                                                            =============================================

      Options to purchase 12,500 shares of stock were outstanding and considered anti-dilutive as their exercise price exceeded the average stock price for the quarter ended June 30, 2003.

      For the six months ended June 30, 2004, the reconciliation is as follows:

                                                                FOR THE SIX MONTHS ENDED JUNE 30, 2004
                                                        ---------------------------------------------------
                                                                            Weighted Average
                                                             Income              Shares           Per-Share
                                                          (Numerator)        (Denominator)          Amount
                                                        ---------------------------------------------------
Net income available to common shareholders                $120,680
                                                           --------

Basic earnings per share                                    120,680             115,391             $1.05
                                                                                                    =====

Effect of dilutive securities:
  Dilutive stock options                                                            268

                                                           ----------------------------
  Diluted earnings per share                               $120,680             115,659             $1.04
                                                           ==============================================

      Options to purchase 12,500 shares of stock were outstanding and considered anti-dilutive as their exercise price exceeded the average stock price for the six months ended June 30, 2004.

      For the six months ended June 30, 2003, the reconciliation is as follows:

                                                                FOR THE SIX MONTHS ENDED JUNE 30, 2003
                                                        ---------------------------------------------------
                                                                            Weighted Average
                                                             Income              Shares           Per-Share
                                                          (Numerator)        (Denominator)          Amount
                                                        ---------------------------------------------------
Net income                                                  $108,928
                                                            --------

Basic earnings per share                                     108,928              89,020             $1.22
                                                                                                     =====

Effect of dilutive securities:
  Dilutive stock options                                                             211

                                                            ----------------------------
  Diluted earnings per share                                $108,928              89,231             $1.22
                                                            ==============================================

      Options to purchase 12,500 shares of stock were outstanding and considered anti-dilutive as their exercise price exceeded the average stock price for the six months ended June 30, 2003.

9. LONG-TERM STOCK INCENTIVE PLAN

      The Company has adopted a long term stock incentive plan for executive officers, key employees and no employee directors (the "Incentive Plan"). The Incentive Plan authorizes the Compensation Committee of the board of directors to grant awards, including incentive stock options as defined under Section 422 of the Code ("ISOs") and options not so qualified ("NQSOs"). The Incentive Plan authorizes the granting of options or other awards for an aggregate of the greater of 500,000 shares or 9.5% of the fully diluted outstanding shares of the Company's common stock.

      The following table sets forth activity relating to the Company's stock options awards:

                                                             For the six months ended June 30,
                                           -----------------------------------------------------------------------
                                                           2004                               2003
                                           -----------------------------------------------------------------------
                                                                  Weighted                             Weighted
                                                                  Average           Number of          Average
                                           Number of Shares    Exercise Price        Shares         Exercise Price
                                           -----------------------------------------------------------------------
Options outstanding at the beginning
of period                                      1,063,259           $14.28             512,706           $ 8.59
Granted                                          639,750            17.39               6,250            20.70
Exercised                                        (40,200)            8.82             (35,622)            8.69
Expired                                               --               --                  --               --
                                              ----------------------------------------------------------------

Options outstanding at the end of
period                                         1,662,809           $15.61             483,333           $ 8.74
                                              ================================================================

      The following table summarizes information about stock options outstanding at June 30, 2004:

                                                                                          Weighted Average
                                                                    Weighted Average    Remaining Contractual
Range of Exercise Prices                Options Outstanding          Exercise Price         Life (Years)
-------------------------------------------------------------------------------------------------------------
 $7.94-$19.99                                1,650,309                   $15.57                 8.5
$20.00-$29.99                                   12,500                    20.53                 3.0
                                             ------------------------------------------------------
                                             1,662,809                   $15.61                 7.8
                                             ======================================================

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

                                                                         For the quarter ended          For the six months ended
                                                                             (dollars in thousands, except per share data)
                                                                     June 30, 2004   June 30, 2003   June 30, 2004    June 30, 2003
                                                                     --------------------------------------------------------------
Net income available to common shareholders, as
reported                                                               $  61,837       $  58,152       $ 120,680        $ 108,928

Deduct:  Total stock-based employee compensation
expense determined under fair value based method                             (37)             (4)            (75)              (9)
                                                                       ----------------------------------------------------------
Pro-forma net income available to common
shareholers                                                            $  61,800       $  58,148       $ 120,605        $ 108,919
                                                                       ==========================================================

Net income per share available to common shareholders, as reported
Basic                                                                  $    0.52       $    0.62       $    1.05        $    1.22
Diluted                                                                $    0.52       $    0.62       $    1.04        $    1.22

Pro-forma net income per share available to common shareholders
Basic                                                                  $    0.52       $    0.62       $    1.05        $    1.22
Diluted                                                                $    0.52       $    0.62       $    1.04        $    1.22

10. LEASE COMMITMENTS

      The Company has a noncancelable lease for office space, which commenced in May 2002 and expires in December 2009.

The Company's aggregate future minimum lease payments are as follows:

                                                            Total per Year
                                                        (dollars in thousands)
       2004 (remainder of year)                                         $  250
       2005                                                                500
       2006                                                                530
       2007                                                                532
       2008                                                                532
       2009                                                                532
                                                                        ------
       Total remaining lease payments                                   $2,876
                                                                        ======

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      Certain statements contained in this quarterly report, and certain statements contained in our future filings with the Securities and Exchange Commission (the "SEC" or the "Commission"), in our press releases or in our other public or shareholder communications may not be, based on historical facts and are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements which are based on various assumptions, (some of which are beyond our control) may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as "may," "will," "believe," "expect," "anticipate," "continue," or similar terms or variations on those terms, or the negative of those terms. Actual results could differ materially from those set forth in forward-looking statements due to a variety of factors, including, but not limited to, changes in interest rates, changes in yield curve, changes in prepayment rates, the availability of mortgage backed securities for purchase, the availability of financing and, if available, the terms of any financing, FIDAC's client's removal of assets FIDAC manages, FIDAC's regulatory requirements, and competition in the investment management business. For a discussion of the risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, see our 2003 Form 10-K. We do not undertake, and specifically disclaim any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

OVERVIEW

      We are a real estate investment trust that owns and manages a portfolio of mortgage-backed securities and agency debentures. Our principal business objective is to generate net income for distribution to our stockholders from the spread between the interest income on our investment securities and the costs of borrowing to finance our acquisition of investment securities. Our wholly owed subsidiary is a registered investment advisor that generates advisory and service fee income.

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

      The results of our operations are affected by various factors, many of which are beyond our control. The results of our operations primarily depend on, among other things, the amount of our net interest income, the market value of our assets and the supply of and demand for such assets. Our net interest income, which reflects the amortization of purchase premiums, varies primarily as a result of changes in interest rates, borrowing costs and prepayment speeds, the behavior of which involves various risks and uncertainties. Prepayment speeds, as reflected by the Constant Prepayment Rate, or CPR, and interest rates vary according to the type of investment, conditions in financial markets, competition and other factors, none of which can be predicted with any certainty. In general, as prepayment speeds on our Mortgage-Backed Securities portfolio increase, related purchase premium amortization increases, thereby reducing the net yield on such assets. The CPR on our Investment Securities portfolio averaged 33% and 44% for the quarters ended June 30, 2004 and 2003, respectively. Since changes in interest rates may significantly affect our activities, our operating results depend, in large part, upon our ability to effectively manage interest rate risks and prepayment risks while maintaining our status as a REIT.

      The following table presents the CPR experienced on our Mortgage-Backed Securities portfolio, on an annualized basis, for the following quarterly periods presented.

QUARTER ENDED                                                  CPR
-------------                                                  ---
June 30, 2004                                                  33%
March 31, 2004                                                 31%
December 31, 2003                                              37%
September 30, 2003                                             48%
June 30, 2003                                                  44%

      We believe that the CPR in future periods will depend, in part, on changes in and the level of market interest rates across the yield curve, with higher CPRs expected during periods of declining interest rates and lower CPRs expected during periods of rising interest rates.

      We have extended contractual maturities on borrowings, such that, our weighted average term to next rate adjustment on our repurchase agreements was 101 days at June 30, 2004, as compared to 90 days at December 31, 2003.

The table below provides quarterly information regarding our average balances, interest income, interest expense, yield on assets, cost of funds and net interest income for the following quarterly periods presented.

                                                       Yield on
                             Average                   Average      Average
                           Investment       Total      Interest    Balance of       Total       Average         Net           Net
                           Securities     Interest     Earning     Repurchase      Interest     Cost of      Interest     Interest
                            Held (1)       Income       Assets     Agreements      Expense       Funds        Income     Rate Spread
                           ----------     --------     --------    ----------      --------     -------      --------    -----------
For the Quarter Ended
  June 30, 2004           $16,649,072    $   122,234     2.94%    $15,880,353     $    55,648     1.40%     $    66,586     1.54%
For the Quarter Ended
  March 31, 2004          $14,452,245    $   114,341     3.16%    $13,587,211     $    50,303     1.48%     $    64,038     1.68%
For the Year Ended
  December 31, 2003       $12,007,333    $   337,433     2.81%    $11,549,368     $   182,004     1.58%     $   155,429     1.23%
For the Quarter Ended
  December 31, 2003       $11,799,730    $    89,186     3.02%    $11,235,908     $    42,264     1.50%     $    46,922     1.52%
For the Quarter Ended
  September 30, 2003      $12,577,165    $    66,855     2.13%    $12,186,985     $    43,922     1.44%     $    22,933     0.69%
For the Quarter Ended
  June 30, 2003           $12,815,290    $    93,892     2.93%    $12,311,329     $    51,770     1.68%     $    42,122     1.25%
For the Quarter Ended
  March 31, 2003          $10,837,147    $    87,500     3.23%    $10,463,252     $    44,048     1.68%     $    43,452     1.55%

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

      Market valuation of Investment Securities: All assets classified as available-for-sale are reported at fair value, based on market prices. Although we generally intend to hold most of our Investment Securities until maturity, we may, from time to time, sell any of our Investment Securities as part our overall management of our portfolio. Accordingly, this flexibility requires us to classify all of our Investment Securities as available-for-sale. Our policy is to obtain market values from three independent sources and record the market value of the securities based on the average of the three. The investments with unrealized loss are not considered other-than-temporarily impaired since the Company has the ability and intent to hold the investments for a period of time sufficient on a forecasted market price up to or beyond the cost of the investment. Unrealized losses on Investment Securities that are considered other than temporary, as measured by the amount of decline in fair value attributable to factors other than temporary, are recognized in income and the cost basis of the Investment Securities is adjusted. There were no such adjustments for the quarters ended June 30, 2004 and 2003. The investments with unrealized losses are not considered other than temporarily impaired since the Company has the ability and intent to hold the investments for a period of time, to maturity, if necessary, sufficient on a forecasted market price up to or beyond the cost of the investments

      Investment Securities transactions are recorded on the trade date. Purchases of newly issued securities are recorded when all significant uncertainties regarding the characteristics of the securities are removed, generally shortly before settlement date. Realized gains and losses on such transactions are determined on the specific identification basis.

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

      INCOME TAXES: We elected to be taxed as a Real Estate Investment Trust ("REIT") and intend to comply with the provisions of the Internal Revenue Code of 1986, as amended (the "Code"), with respect thereto. Accordingly, the Company will not be subjected to federal income tax to the extent of its distributions to shareholders and as long as certain asset, income and stock ownership tests are met. The Company and FIDAC have made a joint election to treat FIDAC as a taxable REIT subsidiary. As such, FIDAC will be taxable as a domestic C corporation and subject to federal and state and local income taxes based upon it taxable income.

RESULTS OF OPERATIONS: FOR THE QUARTERS AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003

      NET INCOME SUMMARY

      For the quarter ended June 30, 2004, our net income was $63.8 million, or $0.52 basic earnings per share available for common shareholders, as compared to $58.2 million, or $0.62 basic earnings per average share, for the quarter ended June 30, 2003. We attribute the increase in total net income for the quarter ended June 30, 2004, over the quarter ended June 30, 2003 to the increased asset base. The increased asset base was the result of deploying additional capital of approximately $529.4 million from June 30, 2003 to June 30, 2004, into our strategy. Even though net income increased, net income per share available to common shareholders decreased. The decrease in net income per share available to common shareholders was primarily due to the reduction of gains on Mortgage Backed Securities sold. For the quarter ended June 30, 2004, gain on sale of Mortgage-Backed Securities was $2.1 million, as compared to $20.2 million, or $0.22 per share for the quarter ended June 30, 2003. The decline in gain was only partially offset by the increase in the interest rate spread. The interest rate spread for the quarter ended June 30, 2004 was 1.54%, as compared to 1.25% for the quarter ended June 30, 2003. We compute our net income per share by dividing net income available to common shareholders by the weighted average number of shares of outstanding common stock during the period, which was 118,276,509 for the quarter ended June 30, 2004 and 93,384,128 for the quarter ended June 30, 2003. Dividends for the quarter ended June 30, 2004, was $0.48 per share of common stock, or $57.7 million in total, and $0.47 per share of preferred stock, or $2.0 million in total. Dividends per share for the quarter ended June 30, 2003 was $0.60 per share, or $56.4 million in total. Our return on average equity was 15.76% for the quarter ended June 30, 2004 and 20.79% for the quarter ended June 30, 2003. The decline in the return on average equity resulted from the decline in gains on sale of Mortgage-Backed Securities.

      For the six months ended June 30, 2004, our net income was $122.7 million, or $1.05 basic earnings per share, as compared to $108.9 million, or $1.22 basic earnings per average share available to common shareholders, for the six months ended June 30, 2003. We attribute the increase in net income for the six months ended June 30, 2004, over the six months ended June 30, 2003 to the increased asset base. The increased asset base was the result of deploying additional common and preferred capital, of approximately, $529.4 million from June 30, 2003 to June 30, 2004, into our strategy. Even though total net income increased, net income per share decreased. The decrease in net income per share available to common shareholders was primarily due to the reduction of gains on Mortgage Backed Securities sold. For the six months ended June 30, 2004, gain on sale of Mortgage-Backed Securities was $2.7 million, as compared to $31.3 million, or $0.35 per share for the six months ended June 30, 2003. We compute our net income per share by dividing net income available to common shareholders by the weighted average number of shares of outstanding common stock during the period, which was 115,391,357 for the six months ended June 30, 2004 and 89,019,821 for the six months ended June 30, 2003. Dividend for the six months ended June 30, 2004, was $0.98 per share of common stock, or $116.6 million in total and $0.47 per share of preferred stock or $2.0 million in total. Dividend for the six months ended June 30, 2003 was $1.20 per share, or $107.2 million in total. Our return on average equity was 16.77% for the six months ended June 30, 2004 and 19.70% for the six months ended June 30, 2003. The decline in the return on average equity resulted from the decline in gains on sale of Mortgage-Backed Securities.

                               NET INCOME SUMMARY
                  (RATIOS FOR THE QUARTER HAVE BEEN ANNUALIZED,
              DOLLARS IN THE THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                      Quarter                           Six Months
                                                       ended            Quarter           Ended          Six Months
                                                   June 30, 2004         ended        June 30, 2004         Ended
                                                  (Consolidated)     June 30, 2003    (Consolidated)    June 30, 2003
                                                  -------------------------------------------------------------------
Interest income                                    $    122,234      $     93,892      $    236,575      $    181,392
Interest expense                                         55,648            51,770           105,951            95,818
                                                   ------------------------------------------------------------------
Net interest income                                      66,586            42,122           130,624            85,574
Gain on sale of Mortgage Backed Securities                2,126            20,231             2,721            31,252
Investment advisory and service fees                      1,260                --             1,260                --
General and administrative expenses                       5,643             4,201            11,008             7,898
                                                   ------------------------------------------------------------------
Net income before taxes                            $     64,329      $     58,152      $    123,597      $    108,928
Income taxes                                                494                --               919                --
                                                   ------------------------------------------------------------------
Net Income                                         $     63,835      $     58,152      $    122,678      $    108,928
                                                   ==================================================================

Weighted average number of basic shares
outstanding                                         118,276,509        93,384,128       115,391,357        89,019,821
Weighted average number of diluted shares
outstanding                                         118,469,756        93,588,024       115,659,172        89,231,272

Basic net income per share available to common
shareholders                                       $       0.52      $       0.62      $       1.05      $       1.22
Diluted net income per share available to
common shareholders                                $       0.52      $       0.62      $       1.04      $       1.22

Average total assets                               $ 17,790,725      $ 13,692,434      $ 16,190,579      $ 13,014,651
Average total equity                               $  1,620,550      $  1,119,075      $  1,463,440      $  1,106,072

Annualized return on average assets                        1.44%             1.70%             1.52%             1.67%
Annualized return on average equity                       15.76%            20.79%            16.77%            19.70%

      INTEREST INCOME AND AVERAGE EARNING ASSET YIELD

      We had average earning assets of $16.6 billion and $12.8 billion for the quarters ended June 30, 2004 and 2003, respectively. Our primary source of income for the quarters ended June 30, 2004 and 2003 was interest income. A portion of our income was generated by gains on the sales of our Mortgage-Backed Securities. Our interest income was $122.2 million for the quarter ended June 30, 2004 and $93.9 million for the quarter ended June 30, 2003. The yield on average investment securities remained materially unchanged, from 2.93% for the quarter ended June 30, 2003 to 2.94% for the quarter ended June 30, 2004. Our average earning asset balance increased by $3.8 billion and interest income increased by $28.3 million for the quarter ended June 30, 2004 as compared to the quarter ended June 30, 2003. The increase was the direct result of the increased asset base. The yield remained materially unchanged for the comparable periods because the decline in the weighted average coupon rate at June 30, 2004 of 4.31%, as compared to 4.52% at June 30, 2003 was offset by the improvement in prepayment speeds. So, even though the prepayment speeds decreased to 33% CPR for the quarter ended June 30, 2004, from 44% CPR for the quarter ended June 30, 2003, the overall yield increased by one basis points.

      We had average earning assets of $15.6 billion and $11.8 billion for the six months ended June 30, 2004 and 2003, respectively. Our primary source of income for the quarters ended June 30, 2004 and 2003 was interest income. A portion of our income was generated by gains on the sales of our Mortgage-Backed Securities. Our interest income was $236.6 million for the six months ended June 30, 2004 and $181.4 million for the six months ended June 30, 2003. The yield on average investment securities remained materially unchanged from 3.07% for the six months ended June 30, 2003, to 3.04% for the six months ended June 30, 2004. Our average earning asset balance increased by $3.8 billion and interest income increased by $55.2 million for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003, with the substantial increase in the average asset base.

      The table below shows our average balance of interest earning assets, our yield on average earning assets and our interest income for the quarter ended June 30, 2004, March 31, 2004, the year ended December 31, 2003 and the four quarters in 2003.

                           AVERAGE EARNING ASSET YIELD
      (RATIOS FOR THE QUARTERS HAVE BEEN ANNUALIZED, DOLLARS IN THOUSANDS)

                                                                                Average
                                               Average           Yield on       Constant
                                             Investment         Investment     Prepayment       Interest
                                             Securities         Securities        Rate           Income
                                             ----------         ----------        ----           ------
For  the Quarter Ended June 30, 2004         $16,649,072           2.94%           33%           $122,234
For  the Quarter Ended March 31, 2004        $14,452,245           3.16%           31%           $114,341
---------------------------------------------------------------------------------------------------------
For the Year Ended December 31, 2003         $12,007,333           2.81%           37%           $337,433
For the Quarter Ended December 31, 2003      $11,799,730           3.02%           37%           $ 89,186
For the Quarter Ended September 30, 2003     $12,577,165           2.13%           48%           $ 66,855
For the Quarter Ended June 30, 2003          $12,815,290           2.93%           44%           $ 93,892
For  the Quarter Ended March 31, 2003        $10,837,147           3.23%           41%           $ 87,500

      The constant prepayment rate ("CPR") on our Mortgage-Backed Securities for the quarters ended June 30, 2004 and 2003 was 33% and 44%, respectively. CPR is an assumed rate of prepayment for our Mortgage-Backed Securities, expressed as an annual rate of prepayment relative to the outstanding principal balance of our Mortgage-Backed Securities. CPR does not purport to be either a historical description of the prepayment experience of our Mortgage-Backed Securities or a prediction of the anticipated rate of prepayment of our Mortgage-Backed Securities. The homeowners' prepayment option makes the average term yield and performance of a mortgage-backed security uncertain because of the uncertainty in timing of the return of principal. In general, prepayments decrease the total yield on a bond purchased at a premium, because over life of the bond that premium has to be amortized. The faster prepayments, the shorter the life of the security, which results in the increased amortization. The total amortization for the quarters ended June 30, 2004 and 2003 was $56.1 million, $57.6, respectively. The prepayment speeds for June of 2004 were trending lower than the speeds for April and May 2004. We expect this trend to continue for the third quarter of 2004.

      Principal prepayments had a negative effect on our earning asset yield for the quarters ended June 30, 2004 and 2003 because we adjust our rates of premium amortization and discount accretion monthly based upon the effective yield method, which takes into consideration changes in prepayment speeds.

      INTEREST EXPENSE AND THE COST OF FUNDS

      We anticipate that our largest expense will be the cost of borrowed funds. We had average borrowed funds of $15.9 billion and total interest expense of $55.6 million for the quarter ended June 30, 2004. We had average borrowed funds of $12.3 billion and total interest expense of $51.8 million for the quarter ended June 30, 2003. Our average cost of funds was 1.40% for the quarter ended June 30, 2004 and 1.68% for the quarter ended June 30, 2003. The cost of funds rate decreased 0.28% and the average borrowed funds increased by $3.6 billion for the quarter ended June 30, 2004 when compared to the quarter ended June 30, 2003. Interest expense for the quarter increased by $3.8 million due to the substantial increase in the average repurchase balance even though the cost of funds rate decreased. The increase in the average repurchase balance was the result of us implementing our leveraged strategy after the completion of the equity offerings in the first quarter 2004, in addition to equity acquired in through the equity shelf program, the direct purchase and dividend reinvestment plan, and options exercised. Since a substantial portion of our repurchase agreements are short term, market rates are directly reflected in our interest expense. Our average cost of funds was 0.25% above average one-month LIBOR and 0.14% below average six-month LIBOR for the quarter ended June 30, 2004. Our average cost of funds was 0.42% above average one-month LIBOR and 0.48% above average six-month LIBOR for the quarter ended June 30, 2003.

      We had average borrowed funds of $14.7 billion and total interest expense of $106.0 million for the six months ended June 30, 2004. We had average borrowed funds of $11.4 billion and total interest expense of $95.8 million for the six months ended June 30, 2003. Our average cost of funds was 1.44% for the six months ended June 30, 2004 and 1.68% for the six months ended June 30, 2003. The cost of funds rate decreased 0.24% and the average borrowed funds increased by $3.3 billion for the six months ended June 30, 2004 when compared to the six months ended June 30, 2003. Interest expense for the six months increased by $
10.2 million due to the substantial increase in the average repurchase balance even though the cost of funds rate decreased. The increase in the average repurchase balance was the result of one implementing one leveraged strategy after the completion of the equity offerings in the second quarter 2003 and the first quarter 2004, in addition to equity acquired through the equity shelf program, the direct purchase and dividend reinvestment plan, and options exercised.

      The table below shows our average borrowed funds and average cost of funds as compared to average one-month and average six-month LIBOR for the quarter ended June 30, 2004, March 31, 2004, the year ended December 31, 2003 and the four quarters in 2003.

                              AVERAGE COST OF FUNDS
      (RATIOS FOR THE QUARTERS HAVE BEEN ANNUALIZED, DOLLARS IN THOUSANDS)

                                                                                               Average       Average       Average
                                                                                              One-Month       Cost          Cost
                                                                                                LIBOR       of Funds      of Funds
                                                                                             Relative to   Relative to   Relative to
                              Average                     Average     Average     Average      Average       Average       Average
                             Borrowed        Interest     Cost of    One-Month   Six-Month    Six-Month     One-Month     Six-Month
                               Funds         Expense       Funds       LIBOR       LIBOR        LIBOR         LIBOR         LIBOR
                             --------        --------     -------    ---------   ---------   -----------   -----------   -----------
For the Quarter Ended
  June 30, 2004             $15,880,353    $    55,648     1.40%       1.15%       1.54%       (0.39%)        0.25%        (0.14%)
For the Quarter Ended
  March 31, 2004            $13,587,211    $    50,303     1.48%       1.10%       1.18%       (0.08%)        0.38%         0.30%
------------------------------------------------------------------------------------------------------------------------------------
For the Year Ended
  December 31, 2003         $11,549,368    $   182,004     1.58%       1.21%       1.23%       (0.02%)        0.37%         0.35%
For the Quarter Ended
  December 31, 2003         $11,235,908    $    42,264     1.50%       1.13%       1.23%       (0.10%)        0.37%         0.27%
For the Quarter Ended
  September 30, 2003        $12,186,985    $    43,922     1.44%       1.11%       1.17%       (0.06%)        0.33%         0.27%
For the Quarter Ended
  June 30, 2003             $12,311,329    $    51,770     1.68%       1.26%       1.20%       0.06%          0.42%         0.48%
For the Quarter Ended
  March 31, 2003            $10,463,252    $    44,048     1.68%       1.34%       1.33%       0.01%          0.34%         0.35%

      NET INTEREST INCOME

      Our net interest income which equals interest income less interest expense, totaled $66.6 million for the quarter ended June 30, 2004 and $42.1 million for the quarter ended June 30, 2003. Our net interest income increased because of increase in assets that resulted from the common stock and preferred stock equity offerings in the first quarter of 2004. Our net interest spread, which equals the yield on our average assets for the period less the average cost of funds for the period, was 1.54% for the quarter ended June 30, 2004 as compared to 1.25% for the quarter ended June 30, 2003. Even though the weighted average coupon at June 30, 2004 of 4.31% declined from 4.52% at June 30, 2003, the improvement in CPR in combination with the reduction in the funding cost resulted in a 29 basis point increase in the net interest rate spread.

      Our net interest income, totaled $130.6 million for the six months ended June 30, 2004 and $85.6 million for the six months ended June 30, 2003. Our net interest income increased because of increase in assets that resulted from the offerings in 2004. Our net interest spread, which equals the yield on our average assets for the period less the average cost of funds for the period, was 1.60% for the six months ended June 30, 2004 as compared to 1.38% for the quarter ended June 30, 2003.

      The table below shows our interest income by earning asset type, average earning assets by type, total interest income, interest expense, average repurchase agreements, average cost of funds, and net interest income for the quarter ended June 30, 2004, March 31, 2004, the year ended December 31, 2003, and the four quarters in 2003.

                               NET INTEREST INCOME
      (RATIOS FOR THE QUARTERS HAVE BEEN ANNUALIZED, DOLLARS IN THOUSANDS)

                                                        Yield on
                            Average                     Average        Average                                                 Net
                          Investment         Total      Interest     Balance of                   Average         Net       Interest
                          Securities       Interest     Earning      Repurchase       Interest    Cost of      Interest       Rate
                              Held          Income       Assets      Agreements       Expense      Funds        Income       Spread
                          ----------       --------     --------     ----------       --------    -------      --------     --------
For the Quarter Ended
  June 30, 2004           $16,649,072     $   122,234     2.94%     $15,880,353     $    55,648     1.40%     $    66,586     1.54%
For the Quarter Ended
  March 31, 2004          $14,452,245     $   114,341     3.16%     $13,587,211     $    50,303     1.48%     $    64,038     1.68%
------------------------------------------------------------------------------------------------------------------------------------
For the Year Ended
  December 31, 2003       $12,007,333     $   337,433     2.81%     $11,549,368     $   182,004     1.58%     $   155,429     1.23%
For the Quarter Ended
  December 31, 2003       $11,799,730     $    89,186     3.02%     $11,235,908     $    42,264     1.50%     $    46,922     1.52%
For the Quarter Ended
  September 30, 2003      $12,577,165     $    66,855     2.13%     $12,186,985     $    43,922     1.44%     $    22,933     0.69%
For the Quarter Ended
  June 30, 2003           $12,815,290     $    93,892     2.93%     $12,311,329     $    51,770     1.68%     $    42,122     1.25%
For the Quarter Ended
  March 31, 2003          $10,837,147     $    87,500     3.23%     $10,463,252     $    44,048     1.68%     $    43,452     1.55%

      INVESTMENT ADVISORY AND SERVICE FEES

      FIDAC is a registered investment advisor which generally receives annual net investment advisory fees of approximately 10 to 15 basis points of the gross assets it manages, assists in managing or supervises. At June 30, 2004, FIDAC had under management approximately $1.7 billion in net assets and $12.8 billion in gross assets, compared to $1.5 billion in net assets and $13.6 billion in gross assets at December 31, 2003. Investment advisory and services fees for the month of June 2004 totaled $1.3 million, net of fees paid to third parties, pursuant to distribution service agreements for facilitating and promoting distribution of shares of FIDAC's clients and are included in the consolidated statement of operations and comprehensive income. For the month of June 2004, such fees were $298,000, which were paid out of FIDAC investment advisory fees.

      GAINS AND LOSSES ON SALES OF MORTGAGE-BACKED SECURITIES

      For the quarter ended June 30, 2004, we sold Mortgage-Backed Securities with an aggregate historical amortized cost of $182.8 million for an aggregate gain of $2.1 million. For the quarter ended June 30, 2003, we sold Mortgage-Backed Securities with an aggregate historical amortized cost of $1.6 billion for an aggregate gain of $20.2 million. The gain on sale of Mortgage-Backed Securities declined by $18.1 million. For the six months ended June 30, 2004, we sold Mortgage-Backed Securities with an aggregate historical amortized cost of $256.4 million for an aggregate gain of $2.7 million. For the six months ended June 30, 2003, we sold Mortgage-Backed Securities with an aggregate historical amortized cost of $2.4 billion for an aggregate gain of $31.3 million. The gain on sale of Mortgage-Backed Securities declined by $28.6 million. The difference between the sale price and the historical amortized cost of our Mortgage-Backed Securities is a realized gain and increases income accordingly. We do not expect to sell assets on a frequent basis, but may from time to time sell existing assets to acquire assets, which our management believes might have higher risk-adjusted returns as part of our asset/liability management strategy.

      GENERAL AND ADMINISTRATIVE EXPENSE

      General and administrative ("G&A") expenses were $5.6 million for the quarter ended June 30, 2004 and $4.2 million for the quarter ended June 30, 2003. G&A expenses as a percentage of average assets was 0.13% for the quarters ended June 30, 2004 and 2003. G&A expenses as a percentage of average equity was 1.39% and 1.50% on an annualized basis for the quarters ended June 30, 2004 and 2003, respectively. The increase of $1.4 million for the quarter ended June 30, 2004, is primarily the result of increased salaries and D&O insurance.

      G&A expenses were $11.0 million for the six months ended June 30, 2004 and $7.9 million for the six months ended June 30, 2003. G&A expenses as a percentage of average assets was 0.14% and 0.12% on an annualized basis for the six months ended June 30, 2004 and 2003, respectively. G&A expenses as a percentage of average equity was 1.50% and 1.43% on an annualized basis for the six months ended June 30, 2004 and 2003, respectively.

                    G&A EXPENSES AND OPERATING EXPENSE RATIOS
      (RATIOS FOR THE QUARTERS HAVE BEEN ANNUALIZED, DOLLARS IN THOUSANDS)

                                                                    Total G&A              Total G&A
                                                   Total G&A     Expenses/Average       Expenses/Average
                                                    Expenses    Assets (annualized)    Equity (annualized)
                                                   ---------    -------------------    -------------------
For the Quarter Ended June 30, 2004                  $5,643            0.13%                  1.39%
For the Quarter Ended March 31, 2004                 $5,790            0.15%                  1.63%
----------------------------------------------------------------------------------------------------------
For the Year Ended December 31, 2003                $16,233            0.13%                  1.45%
For the Quarter Ended December 31, 2003              $4,225            0.13%                  1.47%
For the Quarter Ended September 30, 2003             $4,110            0.12%                  1.42%
For the Quarter Ended June 30, 2003                  $4,201            0.12%                  1.50%
For the Quarter Ended March 31, 2003                 $3,697            0.12%                  1.37%

      NET INCOME AND RETURN ON AVERAGE EQUITY

      Our net income was $63.8 million for the quarter ended June 30, 2004 and $58.2 million for the quarter ended June 30, 2003. Our return on average equity was 15.76 % for the quarter ended June 30, 2004 and 20.79% for the quarter ended June 30, 2003. Our net income was $122.7 million for the six months ended June 30, 2004 and $108.9 million for the six months ended June 30, 2003. Our return on average equity was 16.77% for the six months ended June 30, 2004 and 19.70% for the six months ended June 30, 2003. The table below shows our net interest income, investment advisory and service fees, gain on sale of Mortgage-Backed Securities, G&A expenses, and income taxes each as a percentage of average equity, and the return on average equity for the quarter ended June 30, 2004, March 31, 2004, the year ended December 31, 2003, and for the four quarters in 2003.

                     COMPONENTS OF RETURN ON AVERAGE EQUITY
                    (RATIOS FOR ALL QUARTERS ARE ANNUALIZED)

                                                              Investment      Gain on Sale of                   Income
                                           Net Interest   Advisory Fees and   Mortgage-Backed    G&A Expenses/  Taxes/     Return on
                                          Income/Average  Services/ Average  Securities/Average     Average     Average     Average
                                              Equity            Equity             Equity            Equity     Equity      Equity
                                          --------------  -----------------  ------------------  -------------  -------    ---------
For the Quarter Ended June 30, 2004           16.44%            0.31%              0.52%             1.29%       1.39%      15.76%
For the Quarter Ended March 31, 2004          18.05%              -                0.17%             1.63%         -        16.59%
------------------------------------------------------------------------------------------------------------------------------------
For the Year Ended December 31, 2003          13.85%              -                3.64%             1.45%         -        16.04%
For the Quarter Ended December 31, 2003       16.36%              -                  -               1.47%         -        14.89%
For the Quarter Ended September 30, 2003       7.95%              -                3.35%             1.42%         -         9.88%
For the Quarter Ended June 30, 2003           15.06%              -                7.23%             1.50%         -        20.79%
For the Quarter Ended March 31, 2003          16.11%              -                4.09%             1.37%         -        18.83%

FINANCIAL CONDITION

      INVESTMENT SECURITIES

      All of our Mortgage-Backed Securities at June 30, 2004 were adjustable-rate or fixed-rate Mortgage-Backed Securities backed by single-family mortgage loans. All of the mortgage assets underlying these Mortgage-Backed Securities were secured with a first lien position on the underlying single-family properties. All our Mortgage-Backed Securities were FHLMC, FNMA or GNMA mortgage pass-through certificates or collateralized mortgage obligations ("CMOs"), which carry an actual or implied "AAA" rating. We mark-to-market all of our

Mortgage Backed Securities to fair value.

      All of our agency debentures are callable and carry an implied "AAA" rating. We mark-to-market all of our agency debentures to fair value.

      We accrete discount balances as an increase in interest income over the life of discount Investment Securities and we amortize premium balances as a decrease in interest income over the life of premium Investment Securities. At June 30, 2004 and December 31, 2003, we had on our statement of financial condition a total of $1.0 million and $1.5 million, respectively, of unamortized discount (which is the difference between the remaining principal value and current historical amortized cost of our Investment Securities acquired at a price below principal value) and a total of $385.7 million and $323.9 million, respectively, of unamortized premium (which is the difference between the remaining principal value and the current historical amortized cost of our Investment Securities acquired at a price above principal value).

      We received mortgage principal repayments of $2.1 billion for the quarter ended June 30, 2004 and $2.2 billion for the quarter ended June 30, 2003. Given our current portfolio composition, if mortgage principal prepayment rates were to increase over the life of our Mortgage-Backed Securities, all other factors being equal, our net interest income would decrease during the life of these Mortgage-Backed Securities as we would be required to amortize our net premium balance into income over a shorter time period. Similarly, if mortgage principal prepayment rates were to decrease over the life of our Mortgage-Backed Securities, all other factors being equal, our net interest income would increase during the life of these Mortgage-Backed Securities, as we would amortize our net premium balance over a longer time period.

      The table below summarizes our Investment Securities at June 30, 2004, March 31, 2004, December 31, 2003, September 30, 2003, June 30, 2003 and March 31, 2003.

                              INVESTMENT SECURITIES
                             (DOLLARS IN THOUSANDS)

                                                                                                    Estimated
                                                                       Amortized                       Fair         Weighted
                                             Net        Amortized    Cost/Principal   Estimated   Value/Principal   Average
                       Principal Value     Premium         Cost          Value        Fair Value       Value         Yield
                       ---------------     -------      ---------    --------------   ----------  ---------------   --------
At June 30, 2004         $16,914,635    $   384,648    $17,299,283      102.27%      $17,121,795      101.22%        3.04%
At March 31, 2004        $17,662,596    $   412,563    $18,075,159      102.34%      $18,079,598      102.36%        2.72%
----------------------------------------------------------------------------------------------------------------------------
At December 31, 2003     $12,682,130    $   299,810    $12,981,940      102.36%      $12,934,679      101.99%        2.96%
At September 30, 2003    $12,363,260    $   293,694    $12,656,954      102.38%      $12,605,085      101.96%        2.35%
At June 30, 2003         $13,939,447    $   322,838    $14,262,285      102.32%      $14,263,475      102.32%        2.87%
At March 31, 2003        $11,957,710    $   289,360    $12,247,070      102.42%      $12,318,070      103.01%        2.83%

      The tables below set forth certain characteristics of our Investment Securities. The index level for adjustable-rate Investment Securities is the weighted average rate of the various short-term interest rate indices, which determine the coupon rate.

               ADJUSTABLE-RATE INVESTMENT SECURITY CHARACTERISTIC
                             (DOLLARS IN THOUSANDS)

                                                                           Weighted                             Principal Value
                                       Weighted   Weighted   Weighted      Average                   Weighted   at Period End as
                                        Average    Average    Average      Term to       Weighted    Average       % of Total
                         Principal      Coupon      Index      Net           Next         Average     Asset        Investment
                           Value         Rate       Level     Margin      Adjustment   Lifetime Cap   Yield        Securities
                         ---------     --------   --------   --------     ----------   ------------  --------   ----------------
At June 30, 2004        $11,806,171      3.95%      2.19%      1.76%      29 months       10.07%       2.73%         69.80%
At March 31, 2004       $13,059,967      3.90%      2.20%      1.70%      30 months        9.77%       2.91%         73.94%
--------------------------------------------------------------------------------------------------------------------------------
At December 31, 2003     $9,294,934      3.85%      2.25%      1.60%      23 months        9.86%       2.47%         73.29%
At September 30, 2003    $8,498,116      3.76%      2.17%      1.59%      22 months        9.75%       1.77%         68.74%
At June 30, 2003         $8,889,012      3.69%      2.18%      1.51%      18 months        9.70%       2.47%         63.77%
At March 31, 2003        $7,716,248      3.93%      2.31%      1.62%      13 months       10.04%       2.20%         64.53%

                 FIXED-RATE INVESTMENT SECURITY CHARACTERISTICS
                             (DOLLARS IN THOUSANDS)

                                                                             Principal Value
                                                                            at Period End as
                                               Weighted        Weighted        % of Total
                                            Average Coupon      Average        Investment
                          Principal Value        Rate         Asset Yield      Securities
                          ---------------   --------------    -----------   ----------------
At June 30, 2004            $5,108,464           5.15%           3.77%           30.20%
At March 31, 2004           $4,602,629           5.53%           3.41%           26.06%
--------------------------------------------------------------------------------------------
At December 31, 2003        $3,387,197           5.77%           4.29%           26.71%
At September 30, 2003       $3,865,171           5.86%           3.63%           31.26%
At June 30, 2003            $5,050,434           5.97%           3.58%           36.23%
At March 31, 2003           $4,241,462           6.53%           3.98%           35.47%

      The following tables provide information on adjustable-rate investment securities by index at June 30, 2004 and December 31, 2003.

                 ADJUSTABLE-RATE INVESTMENT SECURITIES BY INDEX
                                  JUNE 30, 2004

                                                             11th    National                                                Monthly
                                           Six-    12-     District  Financial  Six-                                         Federal
                   One-   Six-    Twelve   Month   Month     Cost     Average  Month    1-Year   2-Year    3-Year    5-Year    Cost
                   Month  Month   Month   Auction  Moving    of      Mortgage    CD   Treasury  Treasury  Treasury  Treasury    of
                   Libor  Libor   Libor   Average  Average  Funds      Rate     Rate    Index    Index     Index     Index     Funds
                   -----  -----   -----   -------  ------- --------  --------- -----  --------  --------  --------  -------- -------
Weighted Average
Term to Next
Adjustment         1 mo.  32 mo.  35 mo.   2 mo.    1 mo.    1 mo.    12 mo.    2 mo.    39 mo.   14 mo.    14 mo.   25 mo.    1 mo.
Weighted Average
Annual Period Cap  7.45%   2.00%  2.00%    1.00%    0.17%    None     2.00%     1.00%     1.89%    2.00%     2.00%    2.00%    None
Weighted Average
Lifetime Cap at
June 30, 2004      8.85%   9.78%  9.94%   13.03%   10.68%  12.34%    10.58%    11.61%    10.36%   11.92%    12.94%   12.61%   13.39%

Investment
Principal
Value as
Percentage of
Investment
Securities at
June 30, 2004     11.93%  3.15%  18.57%   0.01%    0.30%    1.32%     0.01%     0.06%    32.92%    0.01%     0.35%     0.10%   1.07%

                 ADJUSTABLE-RATE INVESTMENT SECURITIES BY INDEX
                                DECEMBER 31, 2003

                                                             11th                                                            Monthly
                                           Six-    12-     District  Interest   Six-                                         Federal
                   One-   Six-    Twelve   Month   Month     Cost      Rate    Month    1-Year   2-Year    3-Year    5-Year    Cost
                   Month  Month   Month   Auction  Moving    of        Step      CD   Treasury  Treasury  Treasury  Treasury    of
                   Libor  Libor   Libor   Average  Average  Funds       Up      Rate    Index    Index     Index     Index     Funds
                   -----  -----   -----   -------  ------- --------  --------  -----  --------  --------  --------  -------- -------
Weighted Average
  Term to Next
  Adjustment       1 mo.  25 mo.  34 mo.    2 mo.    1 mo.   1 mo.   175 mo.    2 mo.   23 mo.    15 mo.    16 mo.    26 mo.   1 mo.
Weighted Average
  Annual Period
  Cap              None    2.14%   2.09%    1.00%    0.14%   None     2.00%     1.00%    1.88%     2.00%     2.00%     2.00%   None
Weighted Average
  Lifetime Cap
  at December 31,
  2003             8.88%   9.88%  10.12%   13.04%   10.70%  12.42%    6.76%    11.62%   10.05%    11.92%    12.89%    12.63%  13.40%

Investment
  Principal Value
  as Percentage
  of Investment
  Securities at
  December 31,
  2003            17.26%   1.73%  12.00%    0.01%    0.53%   2.13%    2.21%     0.09%   35.10%     0.01%     0.44%     0.17%   1.61%

      BORROWINGS

      To date, our debt has consisted entirely of borrowings collateralized by a pledge of our Investment Securities. These borrowings appear on our balance sheet as repurchase agreements. At June 30, 2004, we had established uncommitted borrowing facilities in this market with twenty-nine lenders in amounts, which we believe, are in excess of our needs. All of our Investment Securities are currently accepted as collateral for these borrowings. However, we limit our borrowings, and thus our potential asset growth, in order to maintain unused borrowing capacity and thus increase the liquidity and strength of our balance sheet.

      For the quarter ended June 30, 2004, the term to maturity of our borrowings ranged from one day to three years, with a weighted average original term to maturity of 198 days. For the quarter ended June 30, 2003, the term to maturity of our borrowings ranged from one day to three years, with a weighted average original term to maturity of 128 days. At June 30, 2004, the weighted average cost of funds for all of our borrowings was 1.51% and the weighted average term to next rate adjustment was 101 days. At June 30, 2003, the weighted average cost of funds for all of our borrowings was 1.50% and the weighted average term to next rate adjustment was 93 days.

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

      At present, we have entered into uncommitted facilities with 29 lenders for borrowings in the form of repurchase agreements. Borrowings under our repurchase agreements increased by $4.3 billion to $15.3 billion at June 30, 2004, from $11.0 billion at December 31, 2003. This increase in leverage was facilitated by the increase in our equity capital as a result of the issuance of common stock and preferred stock primarily through public offerings in the first quarter of 2004.

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

      Under our repurchase agreements, we may be required to pledge additional assets to our repurchase agreement counterparties (i.e., lenders) in the event the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral (a "margin call"), which may take the form of additional securities or cash. Specifically, margin calls result from a decline in the value of the our Mortgage-Backed Securities securing our repurchase agreements, prepayments on the mortgages securing such Mortgage-Backed Securities and to changes in the estimated fair value of such Mortgage-Backed Securities generally due to principal reduction of such Mortgage-Backed Securities from scheduled amortization and resulting from changes in market interest rates and other market factors. Through June 30, 2004, we did not have any margin calls on our repurchase agreements that we were not able to satisfy with either cash or additional pledged collateral. However, should prepayment speeds on the mortgages underlying our Mortgage-Backed Securities and/or market interest rates suddenly increase, margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.

      The following table summarizes the effect on our liquidity and cash flows from contractual obligations for repurchase agreements and the non-cancelable office lease at June 30, 2004.

                                   2004           2005           2006           2007           2008        THEREAFTER
                                   ----           ----           ----           ----           ----        ----------
                                                               (dollars in thousands)
Repurchase Agreements          $13,292,123    $   950,000    $   250,000    $   850,000             --             --
Long-term lease obligations            250            500            530            532            532            532
                               --------------------------------------------------------------------------------------
Total                          $13,292,373    $   950,500    $   250,530    $   850,532    $       532    $       532
                               ======================================================================================

            STOCKHOLDERS' EQUITY

      During the quarter ending June 30, 2004, we declared dividends to common shareholders totaling $57.7 million or $0.48 per share, which were paid on July 28, 2004. During the quarter ended June 30, 2004, the Company declared dividends to the preferred shareholders totaling $2.0 million or $0.47 per share, which were paid on June 30, 2004. On January 21, 2004, we entered into an underwriting agreement pursuant to which the Company raised net proceeds of approximately $363.6 million in equity in an offering of 20,700,000 shares of common stock. On March 31, 2004, entered into an underwriting agreement pursuant to which we raised net proceeds of approximately $102.9 million in net proceeds through an offering of 4,250,000 shares of 7.875% Series A Cumulative Redeemable Preferred Stock, which settled on April 5, 2004. During the quarter ended June 30, 2004, there were no shares issued through the Equity Shelf Program. During the quarter ended June 30, 2004, 11,700 options were exercised under the long-term compensation plan at $202,500. Also, 69,006 shares were purchased in the dividend reinvestment and direct purchase program at $1.2 million. During the six months ended June 30, 2004, 1,027,400 shares of the Company's common stock were issued through the Equity Shelf Program, totaling net proceeds of $20.1 million. During the six months ended June 30, 2004, 40,200 options were exercised under the long-term compensation plan at $662,000. Also, 105,942 shares were sold through the dividend reinvestment and direct purchase program for $1.9 million for the six months ended June 30, 2004.

      The FIDAC acquisition was completed on June 4, 2004. We issued 2,201,080 shares to the shareholders of FIDAC, based on the December 31, 2003 closing price of $18.40. As previously disclosed, following completion of the acquisition we will continue to operate as a self-managed and self-advised real estate investment trust, and FIDAC will operate as our wholly-owned taxable REIT subsidiary.

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

                           UNREALIZED GAINS AND LOSSES
                             (dollars in thousands)

                                     AT             AT             AT             AT             AT            AT
                                  JUNE 30,      MARCH 31,     DECEMBER 31,  SEPTEMBER 30,     JUNE 30,      MARCH 31,
                                    2004           2004           2003           2003           2003          2003
                                 ------------------------------------------------------------------------------------
Unrealized Gain                  $  27,603      $  53,912      $  24,886      $  27,439      $  51,208      $  98,768
Unrealized Loss                   (205,092)       (49,412)       (72,147)       (79,309)       (50,018)       (27,768)
                                 ------------------------------------------------------------------------------------
Net Unrealized Gain (Loss)       ($177,489)     $   4,500      ($ 47,261)     $ (51,870)     $   1,190      $  71,000
                                 ====================================================================================

Net Unrealized Gain (Loss) as
% of Investment Securities'
Principal Value                      (1.05%)         0.03%         (0.37%)        (0.41%)         0.01%          0.59%
Net Unrealized Gain (Loss) as
% of Investment Securities'
Amortized Cost                       (1.03%)         0.03%         (0.37%)        (0.41%)         0.01%          0.59%

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

      We use "available-for-sale" treatment for our Investment Securities; we carry these assets on our balance sheet at estimated market value rather than historical amortized cost. Based upon this "available-for-sale" treatment, our common equity base at June 30, 2004 was $1.4 billion, or a book value of $12.07 per common share. If we had used historical amortized cost accounting, our common equity base at June 30, 2004 would have been $1.6 billion, or $13.54 per common share. Our equity base at December 31, 2003 was $1.1 billion, or $11.96 per share. If we had used historical amortized cost accounting, our equity base at December 31, 2003 would have been $1.2 billion, or $12.45 per share.

      The table below shows our equity capital base as reported and on a historical amortized cost basis at March 31, 2004, June 30, 2004, December 31, 2003, September 30, 2003, June 30, 2003 and March 31, 2003. Issuances of common stock, the level of earnings as compared to dividends declared, and other factors influence our historical cost equity capital base. The reported equity capital base is influenced by these factors plus changes in the "Unrealized Net Gains (Losses) on Assets Available for Sale" account.

                              STOCKHOLDERS' EQUITY

                          7.875% Series
                          A Cumulative
                           Redeemable                      Net Unrealized
                            Preferred                      Gains (Losses)      Reported                      Reported Common
                             Stock:         Historical        on Assets      Common Stock     Historical      Stock Equity
                            4,250,000      Common Stock     Available for    Equity Base     Common Stock   (Book Value) Per
                             shares        Equity Base          Sale         (Book Value)  Equity Per Share       Share
                          --------------------------------------------------------------------------------------------------
                                                    (dollars in thousands, except per share data)
At June 30, 2004            $102,708        $1,627,292       ($177,489)       $1,449,803        $13.54           $12.07
At March 31, 2004           $102,870        $1,581,218          $4,500        $1,585,718        $13.42           $13.45
----------------------------------------------------------------------------------------------------------------------------
At December 31, 2003            -           $1,196,481        $(47,261)       $1,149,220        $12.45           $11.96
At September 30, 2003           -           $1,197,598        $(51,870)       $1,145,728        $12.48           $11.94
At June 30, 2003                -           $1,160,248         $ 1,190        $1,161,438        $12.34           $12.35
At March 31, 2003               -           $1,005,712        $ 71,000        $1,076,712        $11.88           $12.72

         LEVERAGE

      Our debt-to-reported equity ratio at June 30, 2004 and June 30, 2003 was 9.9:1 and 10.5:1, respectively. We generally expect to maintain a ratio of debt-to-equity of between 8:1 and 12:1, although the ratio may vary from this range from time to time based upon various factors, including our management's opinion of the level of risk of our assets and liabilities, our liquidity position, our level of unused borrowing capacity and over-collateralization levels required by lenders when we pledge assets to secure borrowings.

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

      OTHER MATTERS

      We calculate that our qualified REIT assets, as defined in the Internal Revenue Code, are 100% of our total assets at June 30, 2004 and 2003, as compared to the Internal Revenue Code requirement that at least 75% of our total assets be qualified REIT assets. We also calculate that 100% of our revenue qualifies for the 75% source of income test, and 100% of our revenue qualifies for the 95% source of income test, under the REIT rules for the quarters ended June 30, 2004 and 2003. We also met all REIT requirements regarding the ownership of our common stock and the distribution of our net income. Therefore, as of June 30, 2004 and December 31, 2003, we believe that we qualified as a REIT under the Internal Revenue Code.

      We at all times intend to conduct our business so as not to become regulated as an investment company under the Investment Company Act. If we were to become regulated as an investment company, then our use of leverage would be substantially reduced. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" (qualifying interests). Under current interpretation of the staff of the SEC, in order to qualify for this exemption, we must maintain at least 55% of our assets directly in qualifying interests. In addition, unless certain mortgage securitites represent all the certificates issued with respect to an underlying pool of mortgages, the Mortgage-Backed Securities may be treated as securities separate from the underlying mortgage loans and, thus, may not be considered qualifying interests for purposes of the 55% requirement. We calculate that as of June 30, 2004 and December 31, 2003 we were in compliance with this requirement.

      RECENT DEVELOPMENTS

      On December 31, 2003, we entered into a merger agreement with FIDAC. At the annual meeting of our shareholders held on May 27, 2004, shareholders voted to approve the merger. The merger closed before the opening of business on June 4, 2004. The merger was accounted for using the purchase method of accounting. Accordingly, the consolidated statement of financial condition as of June 30, 2004 includes the effects of the merger and our application of the purchase method of accounting. Additionally, the consolidated statements of operations and comprehensive income and cash flows for the respective periods ended June 30, 2004 include the combined results of us and FIDAC for the period from June 4, 2004 to June 30, 2004. Before June 4, 2004 we did not have an ownership interest in FIDAC and therefore financial results are not included in prior periods.

      Under the merger agreement, our wholly owned Delaware subsidiary, FDC Merger Sub, Inc., merged with and into FIDAC, and FIDAC is the surviving corporation. The merger agreement provides that FIDAC shareholders received approximately 2,935 shares of our common stock for each share of FIDAC common stock they own. In addition, FIDAC shareholders have the right to receive additional shares of our common stock, upon the achievement by FIDAC of specific performance goals, on or about June 30, 2005, 2006 and 2007, calculated based on the price of our common stock and the number of FIDAC shares they owned. The value of the shares of our common stock issued to the FIDAC shareholders immediately upon the consummation of the acquisition was fixed at $40,500,000 based upon the closing price of our shares on December 31, 2003, which was paid by delivering 2,201,080 shares of our common stock on June 4, 2004. The value of the additional shares to be paid to FIDAC shareholders has been fixed as up to a maximum dollar amount of $49,500,000; however, we cannot calculate how many shares we will issue in the future since that will vary depending on our share price at the time of each issuance.

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

      Our profitability and the value of our portfolio may be adversely affected during any period as a result of changing interest rates. The following table quantifies the potential changes in net interest income and portfolio value should interest rates go up or down 25, 50, and 100 basis points, assuming the yield curves of the rate shocks will be parallel to each other and the current yield curve. All changes in income and value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at June 30, 2004 and various estimates regarding prepayment and all activities are made at each level of rate shock. Actual results could differ significantly from these estimates.

                                          Projected Percentage Change in      Projected Percentage Change in
Change in Interest Rate                        Net Interest Income                  Portfolio Value
------------------------------------------------------------------------------------------------------------
-100 Basis Points                                    (39.14%)                             0.51%
-75 Basis Points                                     (31.11%)                             0.40%
-50 Basis Points                                     (19.51%)                             0.28%
-25 Basis Points                                      (9.74%)                             0.15%
Base Interest Rate                                       -                                  -
+25 Basis Points                                       6.14%                             (0.16%)
+50 Basis Points                                       9.58%                             (0.33%)
+75 Basis Points                                      10.32%                             (0.51%)
+100 Basis Points                                     11.06%                             (0.70%)

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

      The following table sets forth the estimated maturity or repricing of our interest-earning assets and interest-bearing liabilities at June 30, 2004. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except adjustable-rate loans, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature. The interest rate sensitivity of our assets and liabilities in the table could vary substantially if based on actual prepayment experience.

                                                                            More than 1      3 Years and
                                       Within 3 Months     4-12 Months    Year to 3 Years        Over          Total
                                       --------------------------------------------------------------------------------
                                                                      (dollars in thousands)
Rate Sensitive Assets:
  Investment Securities                   $2,771,570          $922,221       $5,389,305       $7,831,539    $16,914,635

Rate Sensitive Liabilities:
  Repurchase Agreements                   13,102,123           840,000        1,400,000         -            15,342,123
                                       --------------------------------------------------------------------------------

Interest rate sensitivity gap           ($10,330,553)          $82,221       $3,989,305       $7,831,539     $1,572,512
                                       ================================================================================

Cumulative rate sensitivity gap         ($10,330,553)     ($10,248,332)     ($6,259,027)      $1,572,512
                                       ================================================================================

Cumulative interest rate
sensitivity gap as a percentage of
total rate-sensitive assets                 (61%)              (61%)             (37%)             9%

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

ITEM 4. CONTROLS AND PROCEDURES

As of June 30, 2004, a review and evaluation was performed under the supervision and with the participation of our management, including our Chairman of the board of directors, Chief Executive Officer and President and our Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that review and evaluation, our management, including our Chairman of the board of directors, Chief Executive Officer and President and our Chief Financial Officer and Treasurer, concluded that our disclosure controls and procedures were effective as of June 30, 2004. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2004. There were no significant material weaknesses identified in the course of such review and, therefore, no corrective measures were taken by us.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      (a) The annual meeting of stockholders of Annaly Mortgage Management, Inc. was held on May 27, 2004.

      (b)   All Class II director nominees were elected.

Proposals and Vote Tabulations

     Director                       Votes Received                Votes Withheld
--------------------------------------------------------------------------------
Kevin P. Brady                        111,419,251                    1,239,384

Donnell A. Segalas                    111,529,684                    1,128,951

E. Wayne Nordberg                     111,436,138                    1,222,497

Our continuing directors are Spencer Browne, Wellington Denahan-Norris, Michael A.J. Farrell, Jonathan Green, and John Lambiase.

(c) In addition to the election of the Class II directors, the appointment of Deloitte & Touche LLP as our independent auditors for 2004 was approved and the merger agreement, as amended, pursuant to which we acquired FIDAC, was approved by our stockholders.

                                                              Votes Cast
                                                   ------------------------------
                                                       For               Against              Abstain
                                                   --------------------------------------------------
Approval of appointment of independent
auditors for 2004                                  111,497,288            818,475             342,812

Approval of merger agreement to acquire FIDAC       57,695,866          2,284,475             940,449

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

31.2 Certification of Chief Financial Officer as adopted pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports of Form 8-K

Our Current Report on Form 8-K was filed on April 1, 2004 reporting under item 5 announcing our entering into an underwriting agreement dated March 31, 2004. We entered into an underwriting agreement with Bear, Stearns & Co. Inc. as representative of the several underwriters (collectively, the "Underwriters"), relating to the sale of 4,250,000 shares of 7.875% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share (the "Series A Preferred Stock"), and the granting of an over-allotment option for an additional 637,500 shares of Series A Preferred Stock to the Underwriters solely to fulfill over-allotments. The offering closed on April 5, 2004;

Our Current Report on Form 8-K was filed on April 26, 2004 reporting under item 12 announcing our financial results for the fiscal quarter ended March 31, 2004; and

Our Current Report on Form 8-K was filed on June 4, 2004 reporting under item 5 announcing the acquisition of FIDAC was completed on June 4, 2004.

We filed the following current reports on Form 8-K subsequent to the second quarter 2004:

Our Current Report on Form 8-K was filed on July 23, 2004 reporting under item 12 announcing our financial results for the fiscal quarter and six months ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           ANNALY MORTGAGE MANAGEMENT, INC.


Dated: August 6, 2004      By: /s/ Michael A.J. Farrell
                               -------------------------------------------------
                               Michael A.J. Farrell
                               (Chairman of the Board, Chief Executive Officer, President and authorized officer of registrant)


Dated: August 6, 2004      By: /s/ Kathryn F. Fagan
                               -------------------------------------------------
                               Kathryn F. Fagan
                               (Chief Financial Officer and Treasurer and
                               principal financial and chief accounting officer)