Form 10-Q
period 2004-09-30
ANNALY MORTGAGE MANAGEMENT INC
filed 2004-11-05
CIK 1043219

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2004

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

                                Yes _X_     No___

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2) of the Exchange Act:

                                Yes _X_     No___

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date:

            Class                                Outstanding at November 5, 2004
Common Stock, $.01 par value                               121,256,222

                        ANNALY MORTGAGE MANAGEMENT, INC.

                                    FORM 10-Q

                                      INDEX

Part I.    FINANCIAL INFORMATION

        Item 1.  Financial Statements:

        Statements of Financial Condition- September 30, 2004 (Unaudited)
        and December 31, 2003                                                  1

        Statements of Operations and Comprehensive Income (Loss)
        (Unaudited) for the quarters and nine months ended
        September 30, 2004 and September 30, 2003, respectively.               2

        Statements of Stockholders' Equity (Unaudited) for the nine
        months ended September 30, 2004                                        3

        Statements of Cash Flows (Unaudited) for the quarters and
        nine months ended September 30, 2004 and September 30, 2003
        respectively.                                                          4

        Notes to Financial Statements (Unaudited)                           5-14

        Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                15-30

        Item 3. Quantitative and Qualitative Disclosures about Market Risk    31

        Item 4. Controls and Procedures                                       32

Part II.   OTHER INFORMATION

        Item 6. Exhibits and Reports on Form 8-K                              33

        SIGNATURES                                                            34

        CERTIFICATIONS                                                     35-38

      PART I.
      ITEM 1.      FINANCIAL STATEMENTS


                        ANNALY MORTGAGE MANAGEMENT, INC.
                        STATEMENTS OF FINANCIAL CONDITION
                  (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                   SEPTEMBER 30,
                                                       2004
                                                   (CONSOLIDATED)   DECEMBER 31,
                                                    (UNAUDITED)         2003
                                                    -----------     -----------

                                ASSETS

Cash and cash equivalents                           $     6,772     $       247
Mortgage-Backed Securities, at fair value            17,571,593      11,956,512
Agency debentures, at fair value                        639,437         978,167
Accrued interest receivable                              74,291          53,743
Receivable for advisory and service fees                  1,637              --
Intangible for customer relationships                    15,613              --
Goodwill                                                 23,122              --
Other assets                                              1,371           1,617
                                                    -----------     -----------

     Total assets                                   $18,333,836     $12,990,286
                                                    ===========     ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Repurchase agreements                             $15,579,196     $11,012,903
  Payable for Mortgage-Backed Securities purchased      999,380         761,115
  Accrued interest payable                               24,483          14,989
  Dividends payable                                      60,618          45,155
  Accounts payable                                        6,508           2,887
  Other liabilities                                       4,061           4,017
                                                    -----------     -----------
     Total liabilities                               16,674,246      11,841,066
                                                    -----------     -----------

Stockholders' Equity:
  7.875% Series A Cumulative Redeemable
    Preferred Stock:
    8,000,000 authorized, 4,250,000 shares issued
      and outstanding                                   102,708              --
  Common stock: par value $.01 per share;
    500,000,000 121,235,702 and 96,074,096 shares
    issued and outstanding, respectively                  1,212             961
  Additional paid-in capital                          1,638,309       1,194,159
  Accumulated other comprehensive income (loss)         (91,987)        (47,261)
  Retained earnings                                       9,348           1,361

                                                    -----------     -----------
     Total stockholders' equity                       1,659,590       1,149,220
                                                    -----------     -----------

Total liabilities and stockholders' equity          $18,333,836     $12,990,286
                                                    ===========     ===========


See notes to financial statements.

 PART I.
 ITEM 1.     FINANCIAL STATEMENTS

                        ANNALY MORTGAGE MANAGEMENT, INC.
            STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                   FOR THE                             FOR THE NINE
                                                QUARTER ENDED         FOR THE          MONTHS ENDED       FOR THE NINE
                                                SEPTEMBER 30,      QUARTER ENDED       SEPTEMBER 30,      MONTHS ENDED
                                                    2004           SEPTEMBER 30,           2004          SEPTEMBER 30,
                                                (CONSOLIDATED)          2003          (CONSOLIDATED)          2003
                                              ------------------ ------------------- ------------------ -----------------
INTEREST INCOME                                        $138,970             $66,855           $375,545          $248,247

INTEREST EXPENSE                                         70,173              43,922            176,124           139,740

                                              ------------------ ------------------- ------------------ -----------------
NET INTEREST INCOME                                      68,797              22,933            199,421           108,507

OTHER INCOME:
  Investment advisory and service fees,                   4,811                   -              6,369                 -
  Gain on sale of mortgage-backed securities              1,350               9,656              4,071            40,907
                                              ------------------ ------------------- ------------------ -----------------

     TOTAL OTHER INCOME                                   6,161               9,656             10,440            40,907
                                              ------------------ ------------------- ------------------ -----------------

EXPENSES:
  Distribution fees                                       1,024                   -              1,322                 -
  General and administrative expenses                     6,159               4,110             17,167            12,008
                                              ------------------ ------------------- ------------------ -----------------

     TOTAL EXPENSES                                       7,183               4,110             18,489            12,008

 INCOME BEFORE INCOME TAXES                              67,775              28,479            191,372           137,406
                                                                                  -                                    -
INCOME TAXES                                              1,155                                  2,074
                                              ------------------ ------------------- ------------------ -----------------

NET INCOME                                               66,620              28,479            189,298           137,406

DIVIDENDS ON PREFERRED STOCK                              2,082                   -              4,080                 -

                                              ------------------ ------------------- ------------------ -----------------
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS
                                                        $64,538             $28,479           $185,218          $137,406
                                              ================== =================== ================== =================

NET INCOME PER SHARE AVAILABLE TO COMMON
  SHAREHOLDERS:

Basic                                                     $0.53               $0.30              $1.58             $1.51
                                              ================== =================== ================== =================

Diluted                                                   $0.53               $0.30              $1.58             $1.50
                                              ================== =================== ================== =================
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING:
Basic                                               120,802,814          94,685,685        117,208,336        90,929,196
                                              ================== =================== ================== =================

Diluted                                             120,994,191          95,500,486        117,439,248        91,750,472
                                              ================== =================== ================== =================

NET INCOME                                              $66,620              28,479            189,298           137,406
                                              ------------------ ------------------- ------------------ -----------------

COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) on available-for
sale                                                     86,852            (43,405)           (40,655)          (86,474)
  securities
Less: reclassification adjustment for net
  gains (losses) included in net income                 (1,350)             (9,656)            (4,071)          (40,907)
                                              ------------------ ------------------- ------------------ -----------------

Other comprehensive income (loss)                        85,502            (53,061)           (44,726)         (127,381)
                                              ------------------ ------------------- ------------------ -----------------

COMPREHENSIVE INCOME (LOSS)                            $152,122           $(24,582)           $144,572           $10,025
                                              ================== =================== ================== =================

See notes to financial statements.

PART I
ITEM 1. FINANCIAL STATEMENTS

                        ANNALY MORTGAGE MANAGEMENT, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                      COMMON     ADDITIONAL                       OTHER
                                         PREFERRED     STOCK      PAID-IN     COMPREHENSIVE   COMPREHENSIVE   RETAINED
                                           STOCK     PAR VALUE    CAPITAL     INCOME (LOSS)   INCOME (LOSS)   EARNINGS     TOTAL
                                         ---------- ----------- ------------- -------------- --------------- ---------- ------------
BALANCE, JANUARY 1, 2004                                $  961    $1,194,159                      ($47,261)    $ 1,361   $1,149,220
  Net Income                                                                       $ 58,843                     58,843
  Other comprehensive income:
    Unrealized net gain on securities,
      net of reclassification adjustment                                             51,761          51,761
                                                                              --------------
  Comprehensive income                                                             $110,604                                 110,604
                                                                              ==============
  Proceeds from issuance of 7.87%
    Series A cumulative redeemable
    preferred stock                       $102,870                                                                          102,870
  Exercise of stock options                                              459                                                    459
  Proceeds from direct purchase and
    dividend reinvestment                                    1           734                                                    735
  Net proceeds from equity shelf program                    10        20,041                                                 20,051
  Net proceeds from follow-on offering                     207       363,385                                                363,592
  Common dividend declared for the
    quarter ended March 31, 2004,
    $0.50 per share                                                                                            (58,943)    (58,943)
                                         ---------- ----------- -------------                --------------- ---------- ------------
BALANCE, MARCH 31, 2004                    102,870       1,179     1,578,778                          4,500      1,261    1,688,588
  Net Income                                                                       $ 63,835                     63,835
  Other comprehensive loss:
    Unrealized net loss on securities,
      net of reclassification adjustment                                          (181,989)       (181,989)
                                                                              --------------
  Comprehensive loss                                                             ($118,154)                               (118,154)
                                                                              ==============
  Preferred stock offering                   (162)                                                                            (162)
  Exercise of stock options                                              202                                                    202
  Proceeds from direct purchase and
    dividend reinvestment                                    1         1,208                                                  1,209
  Common shares issued in FIDAC
    acquisition                                             22        40,478                                                 40,500
  Preferred dividend for the quarter
    ended June 30, 2004, $0.47 per share                                                                       (1,998)      (1,998)
  Common dividend declared for the
    quarter ended June 30, 2004,
    $0.48 per share                                                                                           (57,674)     (57,674)
                                         ---------- ----------- -------------                --------------- ---------- ------------
BALANCE, JUNE 30, 2004                     102,708       1,202     1,620,666                      (177,489)      5,424    1,552,511
  Net Income                                                                       $ 66,620                     66,620
  Other comprehensive income:
    Unrealized net gain on securities,
    net of reclassification adjustment                                             85,502          85,502
                                                                              --------------
  Comprehensive income                                                             $152,122                                 152,122
                                                                              ==============
  Proceeds from dividend reinvestment                                    175                                                    175
  Net proceeds from equity shelf program                    10        17,468                                                 17,478
  Preferred dividend declared for the
    quarter ended September 30, 2004,
    $0.49 per share                                                                                            (2,082)      (2,082)

  Common dividend declared for the
    quarter ended September 30, 2004,
    $0.50 per share                                                                                           (60,614)     (60,614)
                                         ---------- ----------- -------------                --------------- ---------- ------------
BALANCE, SEPTEMBER 30, 2004               $102,708      $1,212    $1,638,309                      ($91,987)     $9,348   $1,659,590
                                         ========== =========== =============                =============== ========== ============

See notes to financial statements.

PART I
ITEM 1. FINANCIAL STATEMENTS

                        ANNALY MORTGAGE MANAGEMENT, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              (DOLLARS IN THE THOUSANDS)
                                                         FOR THE QUARTER    FOR THE QUARTER    FOR THE NINE      FOR THE NINE
                                                              ENDED              ENDED         MONTHS ENDED      MONTHS ENDED
                                                          SEPTEMBER 30,      SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,
                                                               2004              2003              2004              2003
                                                         ----------------- ------------------ ---------------- ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                             $66,620            $28,479         $189,298           $137,406
  Net income
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Amortization of Mortgage Backed Securities
      premiums and discounts, net                                  39,692             72,047          137,334            178,180
    Amortization of intangibles                                        56                 --               74                  -
    Gain on sale of Mortgage-Backed Securities                    (1,350)            (9,656)          (4,071)           (40,907)
    Stock option expense                                               --                 --              307                 60
    Market value adjustment on long-term
      repurchase Agreement                                            631              (313)              108              1,783
    Decrease (increase) in accrued interest receivable,
      net of interest purchased on securities                       1,680              4,071         (19,366)            (4,248)
  Decrease (increase) in other assets                                 309              (129)            (878)              (394)
  Decrease (increase) in advisory and service fees
      receivable                                                        7                 --             (74)                  -
  Increase (decrease) in accrued interest payable                   4,524            (2,919)            9,493            (1,067)
  Increase in accounts payable                                      2,459                945            2,812              1,240
                                                         ----------------- ------------------ ---------------- ------------------
      Net cash provided by operating activities                   114,628             92,525          315,037            272,053
                                                         ----------------- ------------------ ---------------- ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Mortgage-Backed Securities                      (2,365,948)        (2,571,157)     (10,898,374)        (9,788,410)
  Purchase of Agency debentures                                        --          (394,940)        (250,000)        (1,735,940)
  Proceeds from sale of Mortgage-Backed Securities                130,671            596,487          414,768          2,708,880
  Proceeds from called Agency debentures                          345,000            575,000          595,000            746,000
  Principal payments of Mortgage-Backed Securities              1,582,969          2,686,374        4,921,041          6,736,696
  Cash from FIDAC acquisition                                          --                               2,526
                                                         ----------------- ------------------ ---------------- ------------------
      Net cash provided by (used in) investing
        activities                                              (307,308)            891,764      (5,215,039)        (1,332,774)
                                                         ----------------- ------------------ ---------------- ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from repurchase agreements                      38,197,654         32,273,478      104,975,795         87,956,308
  Principal payments on repurchase agreements                (37,960,601)       (33,234,016)    (100,409,722)       (86,917,886)
  Proceeds from exercise of stock options                              --                 17              355                327
  Proceeds from direct purchase and dividend
    reinvestment                                                      175              1,004            2,118              3,306
  Net proceeds from follow-on  offerings                               --             34,725          363,592            186,040
  Proceeds from preferred offering                                     --                 --          102,708                 --
  Net proceeds from equity shelf program                           17,479                 --           37,530                 --
  Dividends paid                                                 (59,754)           (56,420)        (165,849)          (164,720)
                                                         ----------------- ------------------ ---------------- ------------------
      Net cash provided by (used in)
        financing activities                                      194,953          (981,212)        4,906,527          1,063,375
                                                         ----------------- ------------------ ---------------- ------------------

Net increase in cash and cash equivalents                           2,273              3,077            6,525              2,655

Cash and cash equivalents, beginning of period                      4,499                304              247                726
                                                         ----------------- ------------------ ---------------- ------------------

Cash and cash equivalents, end of period                            6,772             $3,381            6,772             $3,381
                                                         ================= ================== ================ ==================

Supplemental disclosure of cash flow information:
  Interest paid                                                   $65,649            $46,842         $166,631           $140,807
                                                         ================= ================== ================ ==================

Noncash financing activities:
  Net change in unrealized loss on available-for-
    sale securities net of reclassification adjustment            $85,502          ($53,061)        ($44,726)         ($127,381)
                                                         ================= ================== ================ ==================

  Dividends declared, not yet paid                                $60,618            $26,876          $60,618            $26,876
                                                         ================= ================== ================ ==================

Noncash investing and financing activities:
   Noncash acquisition of FIDAC                                        --                 --          $40,500                 --
                                                         ================= ================== ================ ==================

See notes to financial statements.

                        ANNALY MORTGAGE MANAGEMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003
                                   (UNAUDITED)
--------------------------------------------------------------------------------

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

      A SUMMARY OF THE COMPANY'S SIGNIFICANT ACCOUNTING POLICIES FOLLOWS:

      BASIS OF PRESENTATION - The accompanying unaudited financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP"). The interim financial statements are unaudited; however, in the opinion of the Company's management, all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results of operations have been included. These unaudited financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. The nature of the Company's business is such that the results of any interim period are not necessarily indicative of results for a full year. Certain reclassifications have been made to prior period financial statements, where appropriate, to conform to the current period presentation. The consolidated unaudited financial statements as of and for the quarter ended September 30, 2004 include the accounts of the Company and, from June 4, 2004, of FIDAC. All material intercompany balances have been eliminated.

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

      Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," requires the Company to classify its Investment Securities as either trading investments, available-for-sale investments or held-to-maturity investments. Although the Company generally intends to hold most of its Investment Securities until maturity, it may, from time to time, sell any of its Investment Securities as part of its overall management of its portfolio. Accordingly, SFAS No. 115 requires the Company to classify all of its Investment Securities as available-for-sale. All assets classified as available-for-sale are reported at estimated fair value, based on market prices provided by certain dealers who make markets in these financial instruments, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity.

      Unrealized losses on Investment Securities that are considered other than temporary, as measured by the amount of decline in fair value attributable to factors other than temporary, are recognized in income and the cost basis of the Investment Securities is adjusted. There were no such adjustments for the quarters ended September 30, 2004 or September 30, 2003.

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

      Investment Securities transactions are recorded on the trade date. Purchases of newly issued securities are recorded when all significant uncertainties regarding the characteristics of the securities are removed, generally shortly before settlement date. Realized gain and losses on sale of Investment Securities are determined on the specific identification basis.

      CREDIT RISK - At September 30 2004 and December 31, 2003, the Company has limited its exposure to credit losses on its portfolio of Investment Securities by only purchasing securities issued by FHLMC, FNMA, Government National Mortgage Association ("GNMA"), or FHLB. The payment of principal and interest on the FHLMC and FNMA Mortgage-Backed Securities are guaranteed by those respective agencies and the payment of principal and interest on the GNMA Mortgage-Backed Securities are backed by the full-faith-and-credit of the U.S. government. At September 30 2004 and December 31, 2003 all of the Company's Investment Securities have an actual or implied "AAA" rating.

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

      INCOME TAXES - The Company has elected to be taxed as a Real Estate Investment Trust ("REIT") and intends to comply with the provisions of the Internal Revenue Code of 1986, as amended (the "Code"), with respect thereto. Accordingly, the Company will not be subjected to federal income tax to the extent of its distributions to shareholders and as long as certain asset, income and stock ownership tests are met. The Company and FIDAC have made a joint election to treat FIDAC as a taxable REIT subsidiary. As such, FIDAC will be taxable as a domestic C corporation and subject to federal and state and local income taxes based upon its taxable income.

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

      RECENT ACCOUNTING PRONOUNCEMENTS - In March 2004, the Emerging Issues Task Force, or EITF, reached a consensus on Issue No. 03-1, THE MEANING OF OTHER-THAN-TEMPORARY IMPAIRMENT AND ITS APPLICATION TO CERTAIN INVESTMENTS. This Issue provides clarification with respect to the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS, No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES, (including individual securities and investments in mutual funds), and investments accounted for under the cost method or the equity method. Certain provisions of this Issue have been deferred to a later date.

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

      On December 31, 2003, the Company entered into a merger agreement with FIDAC. At the annual meeting of the Company's shareholders held on May 27, 2004, shareholders voted to approve the merger. The merger closed before the opening of business on June 4, 2004. The merger was accounted for using the purchase method of accounting in accordance with SFAS No. 141. Accordingly, the consolidated balance sheet as of September 30, 2004 includes the effects of the merger and the Company's application of the purchase method of accounting. Additionally, the consolidated statements of operations and cash flows for the respective periods ended September 30, 2004 include the results of the Company and FIDAC for the period from June 4, 2004 to September 30, 2004.

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

      The Company maintains its Real Estate Investment Trust ("REIT") status for U.S. federal income tax purposes and the Company and FIDAC made a taxable REIT subsidiary election. The taxable REIT subsidiary is fully subject to corporate income tax. Income from the taxable REIT subsidiary may be retained by the subsidiary or distributed to the parent REIT company.

      The value of the shares of the Company's common stock issued to the FIDAC shareholders immediately upon the consummation of the acquisition was fixed at $40,500,000 based upon the closing price of the Company's common stock on December 31, 2003, and was paid on June 4, 2004 by delivering 2,201,080 shares of the Company's common stock.

A summary of the fair values of the net assets acquired is as follows:

                                                         (dollars in thousands)
------------------------------------------------------ -------------------------
Cash and cash equivalents                                               $ 2,526
Receivable for advisory fees and services                                 1,564
Other assets                                                                591
Customer relationships                                                   15,613
FIDAC trademark                                                             250
Non-compete agreements                                                      140
Goodwill                                                                 22,905
Accounts payable                                                          (748)

                                                       -------------------------
  Total fair value of net assets, including
    acquisition cost                                                    $42,841
                                                       =========================


The total amount of goodwill represents the purchase price in excess of the fair value of the net assets acquired. Under SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill is not amortized, but tested at least annually for impairment. Customer relationships are deemed by the Company to have an indefinite life based on a lack of attrition history and management's expectation of continued service to FIDAC clients and, accordingly, are not amortized. Instead, they are required to be tested at least annually for impairment. FIDAC trademark and non-compete agreements are considered intangible assets subject to amortization over their estimated life of three years and one year, respectively. For the quarter ended September 30, 2004, amortization expense related to these intangibles was $56,000. A deferred tax liability of $126,000 arising from the temporary difference between the book and tax basis relating to these amortizable intangible is included in "Other liabilities" in the Statement of Financial Condition as of September 30, 2004.

3.    MORTGAGE-BACKED SECURITIES

      The following table pertains to the Company's Mortgage-Backed Securities classified as available-for-sale as of September 30, 2004 and December 31, 2003, which are carried at their fair value:

                                            FEDERAL HOME      FEDERAL NATIONAL        GOVERNMENT            TOTAL
                                           LOAN MORTGAGE          MORTGAGE         NATIONAL MORTGAGE    MORTGAGE-BACKED
SEPTEMBER 30, 2004                          CORPORATION          ASSOCIATION          ASSOCIATION          SECURITIES
                                        ------------------- --------------------- -------------------- ------------------
                                                                     (dollars in thousands)
Mortgage-Backed Securities, gross               $5,857,749           $11,035,187             $355,966        $17,248,902
Unamortized discount                                 (215)                 (433)                (117)              (765)
Unamortized premium                                128,309               275,808                5,803            409,920
                                        ------------------- --------------------- -------------------- ------------------

Amortized cost                                   5,985,843            11,310,562              361,652         17,658,057

Gross unrealized gains                              11,388                12,103                1,297             24,788
Gross unrealized losses                           (31,843)              (77,251)              (2,158)          (111,252)
                                        ------------------- --------------------- -------------------- ------------------

Estimated fair value                            $5,965,388           $11,245,414             $360,791        $17,571,593
                                        =================== ===================== ==================== ==================

                                                              GROSS UNREALIZED      GROSS UNREALIZED     ESTIMATED FAIR
                                           AMORTIZED COST           GAIN                  LOSS               VALUE
                                        ------------------- --------------------- -------------------- ------------------
                                                                     (dollars in thousands)
Adjustable rate                                $12,922,827               $21,417            ($66,272)        $12,877,972

Fixed rate                                       4,735,230                 3,371             (44,980)          4,693,621
                                        ------------------- --------------------- -------------------- ------------------

Total                                          $17,658,057               $24,788           ($111,252)         17,571,593
                                        =================== ===================== ==================== ==================

                                            FEDERAL HOME      FEDERAL NATIONAL        GOVERNMENT            TOTAL
                                           LOAN MORTGAGE          MORTGAGE         NATIONAL MORTGAGE    MORTGAGE-BACKED
DECEMBER 31, 2003                           CORPORATION          ASSOCIATION          ASSOCIATION          SECURITIES
                                        ------------------- --------------------- --------------------- -----------------
                                                                     (dollars in thousands)
Mortgage-Backed Securities, gross               $3,763,364            $7,509,544              $419,223       $11,692,130
Unamortized discount                                 (198)                                       (209)           (1,441)
                                                                          (1,034)
Unamortized premium                                 87,726               206,580                 7,005           301,311
                                        ------------------- --------------------- --------------------- -----------------

Amortized cost                                   3,850,892             7,715,090               426,019        11,992,000

Gross unrealized gains                               8,301                16,133                   452            24,886
Gross unrealized losses                           (18,114)              (39,984)               (2,277)          (60,374)
                                        ------------------- --------------------- --------------------- -----------------

Estimated fair value                            $3,841,079            $7,691,239              $424,194       $11,956,512
                                        =================== ===================== ===================== =================

                                                              GROSS UNREALIZED      GROSS UNREALIZED     ESTIMATED FAIR
                                           AMORTIZED COST           GAIN                  LOSS               VALUE
                                        ------------------- --------------------- --------------------- -----------------
                                                                     (dollars in thousands)
Adjustable rate                                 $8,565,873               $13,118             ($35,490)        $8,543,501

Fixed rate                                       3,426,127                11,768              (24,884)         3,413,011
                                        ------------------- --------------------- --------------------- -----------------

Total                                          $11,992,000               $24,886             ($60,374)       $11,956,512
                                        =================== ===================== ===================== =================

      Mortgage-Backed Securities with a carrying value of $2.0 billion were in a continuous unrealized loss position over 12 months at September 30, 2004 in the amount of $34.3 million. Mortgage-Backed Securities with a carrying value of $10.8 billion were in a continuous unrealized loss position for less than 12 months at September 30, 2004 in the amount of $77.0 million. Mortgage-Backed Securities with a carrying value of $809.0 million were in a continuous unrealized loss position over 12 months at December 31, 2003 in the amount of $8.2 million. Mortgage-Backed Securities with a carrying value of $6.7 billion were in a continuous unrealized loss position for less than 12 months at December 31, 2003 in the amount of $52.2 million. The reason for the decline in value of these securities is solely due to increases in interest rates. All of the Mortgage-Backed Securities are "AAA" rated or carry an implied "AAA" rating. These investments are not considered other-than-temporarily impaired since the Company has the ability and intent to hold the investments for a period of time, to maturity, if necessary, sufficient for a forecasted market price recovery up to or beyond the cost of the investments. Also, the Company is guaranteed payment on the par value of the securities.

      The adjustable rate Mortgage-Backed Securities are limited by periodic caps (generally interest rate adjustments are limited to no more than 1% every nine months) and lifetime caps. The weighted average lifetime cap was 10.1% at September 30, 2004 and 9.9% at December 31, 2003.

      During the nine months ended September 30, 2004, the Company realized $4.1 million in net gains from sales of Mortgage-Backed Securities. During the nine months ended September 30, 2003, the Company realized $40.9 million in net gains from sales of Mortgage-Backed Securities.

4.    AGENCY DEBENTURES

      At September 30, 2004, the Company owned callable agency debentures totaling $645.0 million par value and a total unamortized discount of $40,000. FHLMC, FNMA, and FHLB are the issuers of the debentures. All of the Company's agency debentures are classified as available-for-sale. The agency debentures had carrying values of $639.4 million and $978.2 million at September 30, 2004 and December 31, 2003, respectively. The agency debentures with a carrying value of $389.8 million have been in a continuous unrealized loss position over 12 months at September 30, 2004 in the amount of $5.3 million. The agency debentures with a carrying value of $249.6 million were in a continuous unrealized loss position for less than 12 months at September 30, 2004 in the amount of $335,000. The debentures with a carrying value of $978.2 million were in a continuous unrealized loss position for less than 12 months at December 31, 2003 in the amount of $11.8 million. The Company's agency debentures are adjustable rate and fixed rate with a weighted average lifetime cap of 3.48% at September 30, 2004 and 5.80% at December 31, 2003. All of the agency debentures carry an implied "AAA" rating. These investments are not considered other-than-temporarily impaired since the Company has the ability and intent to hold the investments for a period of time, to maturity, if necessary, sufficient for a forecasted market price recovery up to or beyond the cost of the investments. Also, the Company is guaranteed payment on the par value of the agency debentures.

5.    REPURCHASE AGREEMENTS

      The Company had outstanding $15.6 billion and $11.0 billion of repurchase agreements with weighted average borrowing rates of 1.99% and 1.51%, and weighted average remaining maturities of 109 days and 90 days as of September 30, 2004 and December 31, 2003, respectively. Investment securities pledged as collateral under these repurchase agreements had an estimated fair value of $17.3 billion at September 30, 2004.

      At September 30, 2004 and December 31, 2003, the repurchase agreements had the following remaining maturities:

                         SEPTEMBER 30, 2004             DECEMBER 31, 2003
                                      (dollars in thousands)
                  -------------------------------------------------------------
Within 30 days                       $12,522,847                   $ 8,589,184
30 to 59 days                            516,026                       709,552
60 to 89 days                            140,323                             -
90 to 119 days                           400,000                             -
Over 120 days                          2,000,000                     1,714,167
                  ------------------------------- -----------------------------
Total                                $15,579,196                   $11,012,903
                  =============================== =============================

6.    OTHER LIABILITIES

      In 2001, the Company entered into a repurchase agreement maturing in July 2004, at which time the repurchase agreement gives the buyer the right to extend, in whole or in part, in three-month increments up to July 2006. In July 2004, the buyer extended the repurchase agreement, in whole, for the next three months, with the right to further extend in October 2004. The repurchase agreement has a principal amount of $100,000,000, included in repurchase agreements on the statement of financial condition. The Company accounts for the extension option as a separate interest rate floor liability carried at fair value. The initial fair value of $1.2 million allocated to the extension option resulted in a similar discount on the repurchase agreement borrowings that is being amortized over the initial term of three years using the effective yield method. At September 30, 2004 and December 31, 2003, the fair value of this interest rate floor was $4.1 million and $4.0 million, respectively, and is included in other liabilities in the Statement of Financial Condition.

7.    PREFERRED STOCK AND COMMON STOCK

      During the quarter ended September 30, 2004, the Company declared dividends to common shareholders totaling $60.6 million or $0.50 per share, which were paid on October 27, 2004. During the quarter ended September 30, 2004, the Company declared dividends to preferred shareholders totaling $2.1 million or $0.49 per share, which were paid on September 30, 2004. On January 21, 2004, the Company entered into an underwriting agreement pursuant to which the Company raised net proceeds of approximately $363.6 million in an offering of 20,700,000 shares of common stock. On March 31, 2004, the Company entered into an underwriting agreement pursuant to which the Company raised net proceeds of approximately $102.9 million through an offering of 4,250,000 shares of 7.875% Series A Cumulative Redeemable Preferred Stock, which settled on April 5, 2004. During the nine months ended September 30, 2004, 2,103,525 shares of the Company's common stock were issued through the Equity Shelf Program, totaling net proceeds of $37.5 million. During the nine months ended September 30, 2004, 40,250 options were exercised under the long-term compensation plan at $662,000. Also, 116,760 common shares were sold through the dividend reinvestment and direct purchase program for $2.1 million during the nine months ended September 30, 2004.

8.    EARNINGS PER SHARE AVAILABLE TO COMMON SHAREHOLDERS

      For the quarter ended September 30, 2004, the reconciliation is as follows:

                                 FOR THE QUARTER ENDED SEPTEMBER 30, 2004
                               (Amounts in thousands, except per share amounts)
                              --------------------------------------------------

                                                Weighted Average
                                   Income            Shares         Per-Share
                                (Numerator)       (Denominator)       Amount
                              --------------------------------------------------

Net income available to
  common shareholders                  $64,538
                              -----------------
Basic earnings per share               $64,538          120,803           $0.53
                                                                 ===============

Effect of dilutive securities:
  Dilutive stock options                                    191

                              ----------------- ----------------
  Diluted earnings per share           $64,538          120,994           $0.53
                              ================= ================ ===============

      Options to purchase 1,289,250 shares of common stock were outstanding and considered anti-dilutive as their exercise price exceeded the average stock price for the quarter ended September 30, 2004.

      For the quarter ended September 30, 2003, the reconciliation is as follows:

                                   FOR THE QUARTER ENDED SEPTEMBER 30, 2003
                               (dollars in thousands, except per share amounts)
                              --------------------------------------------------
                                                Weighted Average
                                   Income            Shares         Per-Share
                                (Numerator)       (Denominator)       Amount
                              --------------------------------------------------
Net income                             $28,479
                              -----------------

Basic earnings per share               $28,479           94,686           $0.30
                                                                 ===============

Effect of dilutive securities:
  Dilutive stock options                                    814

                              ----------------- ----------------
  Diluted earnings per share           $28,479           95,500           $0.30
                              ================= ================ ===============

 Options to purchase 12,500 shares of common stock were outstanding and considered anti-dilutive as their exercise price exceeded the average stock price for the quarter ended September 30, 2003.

        For the nine months ended September 30, 2004, the reconciliation is as follows:

                                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
                               (Amounts in thousands, except per share amounts)
                              --------------------------------------------------
                                                Weighted Average
                                   Income            Shares         Per-Share
                                (Numerator)       (Denominator)       Amount
                              --------------------------------------------------
Net income available to
  common shareholders                 $185,218
                              -----------------

Basic earnings per share               185,218          117,208           $1.58
                                                                 ===============

Effect of dilutive securities:
  Dilutive stock options                                    231

                              ----------------- ----------------
  Diluted earnings per share          $185,218          117,439           $1.58
                              ================= ================ ===============

      Options to purchase 12,500 shares of common stock were outstanding and considered anti-dilutive as their exercise price exceeded the average stock price for the nine months ended September 30, 2004.

      For the nine months ended September 30, 2003, the reconciliation is as follows:

                                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                               (Amounts in thousands, except per share amounts)
                              --------------------------------------------------
                                                Weighted Average
                                   Income            Shares         Per-Share
                                (Numerator)       (Denominator)       Amount
                              --------------------------------------------------
Net income                            $137,406
                              -----------------

Basic earnings per share               137,406           90,929           $1.51
                                                                 ===============

Effect of dilutive securities:
  Dilutive stock options                                    821

                              ----------------- ----------------
  Diluted earnings per share          $137,406           91,750           $1.50
                              ================= ================ ===============

      Options to purchase 12,500 shares of common stock were outstanding and considered anti-dilutive as their exercise price exceeded the average stock price for the nine months ended September 30, 2003.

9.    LONG-TERM STOCK INCENTIVE PLAN

      The Company has adopted a long term stock incentive plan for executive officers, key employees and non employee directors (the "Incentive Plan"). The Incentive Plan authorizes the Compensation Committee of the board of directors to grant awards, including non-qualified options as well as incentive stock options as defined under Section 422 of the Code . The Incentive Plan authorizes the granting of options or other awards for an aggregate of the greater of 500,000 shares or 9.5% of the diluted outstanding shares of the Company's common stock.

      The following table sets forth activity relating to the Company's stock options awards:

                                                                For the nine months ended September 30,
                                                 ---------------------------------------------------------------------
                                                                2004                                2003
                                                 ------------------------------------ --------------------------------
                                                                         Weighted                         Weighted
                                                      Number of          Average          Number of       Average
                                                       Shares         Exercise Price       Shares      Exercise Price
                                                 ------------------- ---------------- --------------- ----------------
Options outstanding at the beginning of period            1,063,259           $14.28         512,706            $8.59
Granted                                                     639,750            17.39         643,450            18.00
Exercised                                                  (40,250)             8.81        (37,622)             8.69
Expired                                                          --               --             --                --
                                                 ------------------- ---------------- --------------- ----------------

Options outstanding at the end of period                  1,662,759           $15.61       1,118,534           $14.00
                                                 =================== ================ =============== ================

      The following table summarizes information about stock options outstanding at September 30, 2004:

                                                                                      Weighted Average
                                                           Weighted Average        Remaining Contractual
   Range of Exercise Prices      Options Outstanding        Exercise Price              Life (Years)
------------------------------- ----------------------- ------------------------ ---------------------------
 $7.94-$19.99                                1,650,259                   $15.57             8.2
$20.00-$29.99                                   12,500                    20.53             3.2

                                ----------------------- ------------------------ ---------------------------
                                             1,662,759                   $15.61             8.1
                                ======================= ======================== ===========================

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

                                                                          For the quarter ended         For the nine months ended
                                                                              (dollars in thousands, except per share data)
                                                                      September 30,   September 30,   September 30,   September 30,
                                                                          2004            2003            2004            2003
                                                                     --------------- --------------- --------------- ---------------
Net income available to common shareholders, as reported                    $64,538         $28,479        $185,218        $137,406
Deduct:  Total stock-based employee compensation
expense determined under fair value based method                                (38)            (29)           (112)            (86)
                                                                     --------------- --------------- --------------- ---------------
Pro-forma net income available to common                                                    $28,450                        $137,320
shareholers                                                                 $64,500                        $185,106
                                                                     =============== =============== =============== ===============

Net income per share available to common shareholders, as reported
Basic                                                                         $0.53           $0.30           $1.58           $1.51
Diluted                                                                       $0.53           $0.30           $1.58           $1.50

Pro-forma net income per share available to common shareholders
Basic                                                                         $0.53           $0.30           $1.58           $1.51
Diluted                                                                       $0.53           $0.30           $1.58           $1.50

10.   LEASE COMMITMENTS

      The Company has a noncancelable lease for office space, which commenced in May 2002 and expires in December 2009.

The Company's aggregate future minimum lease payments are as follows:

                                                      Total per Year
                                                  (dollars in thousands)
            2004 (remainder of year)                                $ 125
            2005                                                      500
            2006                                                      530
            2007                                                      532
            2008                                                      532
            2009                                                      532
                                                  ------------------------
            Total remaining lease payments                         $2,751
                                                  ========================

11.   INTEREST RATE RISK

      The primary market risk to the Company is interest rate risk. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond the Company's control. Changes in the general level of interest rates can affect net interest income, which is the difference between the interest income earned on interest-earning assets and the interest expense incurred in connection with the interest-bearing liabilities, by affecting the spread between the interest-earning assets and interest-bearing liabilities. Changes in the level of interest rates also can affect the value of the Investment Securities and the Company's ability to realize gains from the sale of these assets. A decline in the value of the Investment Securities pledged as collateral for borrowings under repurchase agreements could result in the counterparties demanding additional collateral pledges or liquidation of some of the existing collateral to reduce borrowing levels.

      The Company seeks to manage the extent to which net income changes as a function of changes in interest rates by matching adjustable-rate assets with variable-rate borrowings. In addition, although the Company has not done so to date, the Company may seek to mitigate the potential impact on net income of periodic and lifetime coupon adjustment restrictions in the portfolio of Investment Securities by entering into interest rate agreements such as interest rate caps and interest rate swaps.

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

12.   SUBSEQUENT EVENT

      On October 14, 2004, the Company entered into an underwriting agreement pursuant to which the Company raised net proceeds of approximately $74.5 million through an offering of 3,162,500 shares of 7.875% Series A Cumulative Redeemable Preferred Stock, which settled on October 19, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      Certain statements contained in this quarterly report, and certain statements contained in our future filings with the Securities and Exchange Commission (the "SEC" or the "Commission"), in our press releases or in our other public or shareholder communications may not be, based on historical facts and are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements which are based on various assumptions, (some of which are beyond our control) may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as "may," "will," "believe," "expect," "anticipate," "continue," or similar terms or variations on those terms, or the negative of those terms. Actual results could differ materially from those set forth in forward-looking statements due to a variety of factors, including, but not limited to, changes in interest rates, changes in yield curve, changes in prepayment rates, the availability of mortgage backed securities for purchase, the availability of financing and, if available, the terms of any financing, and risks associated with the investment advisory business of FIDAC, including the removal by FIDAC's clients of assets FIDAC manages, FIDAC's regulatory requirements, and competition in the investment advisory business. For a discussion of the risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, see our 2003 Form 10-K. We do not undertake, and specifically disclaim any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

OVERVIEW

      We are a real estate investment trust that owns and manages a portfolio of mortgage-backed securities and agency debentures. Our principal business objective is to generate net income for distribution to our stockholders from the spread between the interest income on our investment securities and the costs of borrowing to finance our acquisition of investment securities. Our wholly owned subsidiary is a registered investment advisor that generates advisory and service fee income.

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

      We have elected to be taxed as a REIT for federal income tax purposes. Pursuant to the current federal tax regulations, one of the requirements of maintaining our status as a REIT is that we must distribute at least 90% of our REIT taxable income (determined without regard to the deduction for dividends paid and by excluding any net capital gain) to our stockholders, subject to certain adjustments.

      The results of our operations are affected by various factors, many of which are beyond our control. The results of our operations primarily depend on, among other things, the amount of our net interest income, the market value of our assets and the supply of and demand for such assets. Our net interest income, which reflects the amortization of purchase premiums, varies primarily as a result of changes in interest rates, borrowing costs and prepayment speeds, the behavior of which involves various risks and uncertainties. Prepayment speeds, as reflected by the Constant Prepayment Rate, or CPR, and interest rates vary according to the type of investment, conditions in financial markets, competition and other factors, none of which can be predicted with any certainty. In general, as prepayment speeds on our Mortgage-Backed Securities portfolio increase, related purchase premium amortization increases, thereby reducing the net yield on such assets. The CPR on our Mortgage Backed Securities portfolio averaged 25% and 48% for the quarters ended September 30, 2004 and September 30, 2003, respectively. Since changes in interest rates may significantly affect our activities, our operating results depend, in large part, upon our ability to effectively manage interest rate risks and prepayment risks while maintaining our status as a REIT.

      The following table presents the CPR experienced on our Mortgage-Backed Securities portfolio, on an annualized basis, for the following quarterly periods :

Quarter Ended                                                  CPR
-------------                                                  ---
September 30, 2004                                             25%
June 30, 2004                                                  33%
March 31, 2004                                                 31%
December 31, 2003                                              37%
September 30, 2003                                             48%

      We believe that the CPR in future periods will depend, in part, on changes in and the level of market interest rates across the yield curve, with higher CPRs expected during periods of declining interest rates and lower CPRs expected during periods of rising interest rates.

      We have extended contractual maturities on borrowings, such that our weighted average term to next rate adjustment on our repurchase agreements was 109 days at September 30, 2004, as compared to 90 days at December 31, 2003.

The table below provides quarterly information regarding our average balances, interest income, interest expense, yield on assets, cost of funds and net interest income for the following quarterly periods presented.

                                                               Yield on
                                     Average                   Interest     Average
                                    Investment      Total      Average     Balance of      Total     Average      Net
                                    Securities     Interest    Earning     Repurchase     Interest   Cost of    Interest
                                      Held (1)      Income      Assets     Agreements      Expense    Funds      Income
                                    -----------    --------      ----      -----------     -------     ----      -------
                                            (ratios for the quarters have been annualized, dollars in thousands)
Quarter Ended September 30, 2004    $16,562,971    $138,970      3.36%     $15,568,691     $70,173     1.80%     $68,797
Quarter Ended June 30, 2004         $16,649,072    $122,234      2.94%     $15,880,353     $55,648     1.40%     $66,586
Quarter Ended March 31, 2004        $14,452,245    $114,341      3.16%     $13,587,211     $50,303     1.48%     $64,038
Quarter Ended December 31, 2003     $11,799,730     $89,186      3.02%     $11,235,908     $42,264     1.50%     $46,922
Quarter Ended September 30, 2003    $12,577,165     $66,855      2.13%     $12,186,985     $43,922     1.44%     $22,933
Quarter Ended June 30, 2003         $12,815,290     $93,892      2.93%     $12,311,329     $51,770     1.68%     $42,122
Quarter Ended March 31, 2003        $10,837,147     $87,500      3.23%     $10,463,251     $44,048     1.68%     $43,452

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

CRITICAL ACCOUNTING POLICIES

      Management's discussion and analysis of financial condition and results of operations is based on the amounts reported in our financial statements. These financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the financial statements, management is required to make various judgments, estimates and assumptions that affect the reported amounts. Changes in these estimates and assumptions could have a material effect on our financial statements. The following is a summary of our policies most affected by management's judgments, estimates and assumptions. These policies have not changed during 2004.

         Market valuation of Investment Securities: All assets classified as available-for-sale are reported at fair value, based on market prices. Although we generally intend to hold most of our Investment Securities until maturity, we may, from time to time, sell any of our Investment Securities as part our overall management of our portfolio. Accordingly, we are required to classify all of our Investment Securities as available-for-sale. Our policy is to obtain market values from three independent sources and record the market value of the securities based on the average of the three. The investments with unrealized losses are not considered other-than-temporarily impaired since the Company has the ability and intent to hold the investments for a period of time to maturity if necessary, sufficient for a forecasted market price recovery up to or beyond the cost of the investments. Unrealized losses on Investment Securities that are considered other than temporary, as measured by the amount of decline in fair value attributable to factors other than temporary, are recognized in income and the cost basis of the Investment Securities is adjusted. There were no such adjustments for the quarters ended September 30, 2004 and September 30, 2003.

      Investment Securities transactions are recorded on the trade date. If in the future, management determines an impairment to be other-than temporary we may need to realize a loss that would have an impact on future income.

      Interest income: Interest income is accrued based on the outstanding principal amount of the outstanding principal amount of the Investment Securities and their contractual terms. Premiums and discounts associated with the purchase of the Investment Securities are amortized into interest income over the projected lives of the securities using the interest method. Our policy for estimating prepayment speeds for calculating the effective yield is to evaluate historical performance, street consensus prepayment speeds, and current market conditions. If our estimate of prepayments is incorrect, we may be required to make an adjustment to the amortization or accretion of premiums and discounts that would have an impact on future income.

      Repurchase Agreements: We finance the acquisition of our Investment Securities through the use of repurchase agreements. Repurchase agreements are treated as collateralized financing transactions and are carried at their contractual amounts, including accrued interest, as specified in the respective agreements. Accrued interest is recorded as a separate line item on the statements of financial condition.

      Income Taxes: We have elected to be taxed as a Real Estate Investment Trust ("REIT") and intend to comply with the provisions of the Internal Revenue Code of 1986, as amended (the "Code"), with respect thereto. Accordingly, the Company will not be subjected to federal income tax to the extent of its distributions to shareholders and as long as certain asset, income and stock ownership tests are met. The Company and FIDAC have made a joint election to treat FIDAC as a taxable REIT subsidiary. As such, FIDAC will be taxable as a domestic C corporation and subject to federal and state and local income taxes based upon its taxable income.

RESULTS OF OPERATIONS: FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003

      NET INCOME SUMMARY

      For the quarter ended September 30, 2004, our net income was $66.6 million, or $0.53 basic earnings per share available for common shareholders, as compared to $28.5 million, or $0.30 basic earnings per average share, for the quarter ended September 30, 2003. We attribute the increase in total net income for the quarter ended September 30, 2004, over the quarter ended September 30, 2003 to the increased asset base and increase in the interest rate spread. The increased asset base was the result of deploying additional capital of approximately $548.5 million from September 30, 2003 to September 30, 2004, into our strategy. The increase in net income per share available to common shareholders was primarily due to the increase in net interest income because of the increase in the interest rate spread from 0.69% to 1.56%. For the quarter ended September 30, 2004, gain on sale of Mortgage-Backed Securities was $1.4 million, as compared to $9.7 million, for the quarter ended September 30, 2003. Dividends for the quarter ended September 30, 2004, were $0.50 per share of common stock, or $60.6 million in total, and $0.49 per share of preferred stock, or $2.1 million in total. Dividends per share for the quarter ended September 30, 2003 were $0.28 per share of common stock, or $26.9 million in total. Our return on average equity was 16.59% for the quarter ended September 30, 2004 and 9.98% for the quarter ended September 30, 2003. The increase in return on average equity resulted primarily from the increase in net interest spread primarily from the decline in the weighted average CPR from 48% for the quarter ended September 30, 2003 to 25% for the quarter ended September 30, 2004.

      For the nine months ended September 30, 2004, our net income was $189.3 million, or $1.58 basic earnings per share, as compared to $137.4 million, or $1.51 basic earnings per average share available to common shareholders, for the nine months ended September 30, 2003. We attribute the increase in net income for the nine months ended September 30, 2004, over the nine months ended September 30, 2003 to the increased asset base, as discussed above. For the nine months ended September 30, 2004, gain on sale of Mortgage-Backed Securities was $4.1 million, as compared to $40.9 million, for the nine months ended September 30, 2003. Dividends for the nine months ended September 30, 2004, were $1.48 per share of common stock, or $177.2 million in total and $0.96 per share of preferred stock or $4.1 million in total. Dividends for the nine months ended September 30, 2003 were $1.48 per share, or $134.1 million in total. Our return on average equity was 16.69% for the nine months ended September 30, 2004 and 16.42% for the nine months ended September 30, 2003. The increase in the return on average equity resulted primarily from the decline in gains on sale of Mortgage-Backed Securities.

                                                         NET INCOME SUMMARY
                 (ratios for the quarter have been annualized, dollars in the thousands, except for per share data)
                 --------------------------------------------------------------------------------------------------

                                                                    Quarter                       Nine months
                                                                     ended           Quarter         Ended          Nine months
                                                                 September 30,        ended      September 30,         Ended
                                                                     2004         September 30,       2004         September 30,
                                                                (Consolidated)        2003       (Consolidated)        2003
                                                               ---------------- ---------------- --------------- ------------------
Interest income                                                       $138,970          $66,855        $375,545           $248,247
Interest expense                                                        70,173           43,922         176,124            139,740
                                                               ---------------- ---------------- --------------- ------------------
Net interest income                                                     68,797           22,933         199,421            108,507
Gain on sale of Mortgage Backed Securities                               1,350            9,656           4,071             40,907
Investment advisory and service fees                                     4,811                -           6,369                  -
Distribution fees                                                      (1,024)                -         (1,322)                  -
General and administrative expenses                                    (6,159)          (4,110)        (17,167)           (12,008)
                                                               ---------------- ---------------- --------------- ------------------
Income before income taxes                                             $67,775          $28,479        $191,372           $137,406
Income taxes                                                             1,155                            2,074                  -
                                                               ---------------- ---------------- --------------- ------------------
Net income                                                             $66,620          $28,479        $189,298           $137,406
                                                               ================ ================ =============== ==================

Weighted average number of basic common shares outstanding         120,802,814       94,685,685     117,208,336         90,929,196
Weighted average number of diluted common shares outstanding       120,994,191       95,500,486     117,439,248         91,750,472

Basic net income per share available to common
shareholders                                                             $0.53             0.30           $1.58              $1.51
Diluted net income per share available to common
shareholders                                                             $0.53             0.30           $1.58              $1.50

Average total assets                                               $17,788,296      $13,775,543     $16,726,393        $12,971,228
Average total equity                                                $1,606,051       $1,153,583      $1,512,477         $1,115,986

Annualized return on average assets                                      1.50%            0.83%           1.51%              1.41%
Annualized return on average equity                                     16.59%            9.88%          16.69%             16.42%

                 INTEREST INCOME AND AVERAGE EARNING ASSET YIELD

      We had average earning assets of $16.6 billion and $12.6 billion for the quarters ended September 30, 2004 and September 30, 2003, respectively. Our primary source of income for the quarters ended September 30, 2004 and 2003 was interest income. A portion of our income was generated by gains on the sales of our Mortgage-Backed Securities. Our interest income was $139.0 million for the quarter ended September 30, 2004 and $66.9 million for the quarter ended September 30, 2003. The yield on average investment securities increased from 2.13% for the quarter ended September 30, 2003 to 3.36% for the quarter ended September 30, 2004. Our average earning asset balance increased by $4.0 billion and interest income increased by $72.1 million for the quarter ended September 30, 2004 as compared to the quarter ended September 30, 2003. The increase was the direct result of the increased asset base and the increase in the interest rate spread. The yield increased for the comparable periods. The average coupon rate at September 30, 2004 was 4.44%, as compared to 4.42% at September 30, 2003. The prepayment speeds decreased to 25% CPR for the quarter ended September 30, 2004, from 48% CPR for the quarter ended September 30, 2003. The increase in coupon, in conjunction with lower prepayment speeds, resulted in an increase in yield of 123 basis points.

      We had average earning assets of $15.9 billion and $12.1 billion for the nine months ended September 30, 2004 and September 30, 2003, respectively. Our primary source of income for the quarters ended September 30, 2004 and September 30, 2003 was interest income. A portion of our income was generated by gains on the sales of our Mortgage-Backed Securities. Our interest income was $375.5 million for the nine months ended September

30, 2004 and $248.2 million for the nine months ended September 30, 2003. The yield on average investment securities increased to 3.15% for the nine months ended September 30, 2004, from 2.74% for the nine months ended September 30, 2003. Our average earning asset balance increased by $3.8 billion and interest income increased by $127.3 million for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003.

      The table below shows our average balance of interest earning assets, our yield on average earning assets and our interest income for the quarters ended September 30, 2004, June 30, 2004, March 31, 2004, the year ended December 31, 2003 and the four quarters in 2003.

                           AVERAGE EARNING ASSET YIELD
      (RATIOS FOR THE QUARTERS HAVE BEEN ANNUALIZED, DOLLARS IN THOUSANDS)

                                                           Average
                                     Average    Yield on   Constant
                                   Investment  Investment  Prepayment  Interest
                                   Securities  Securities     Rate      Income
                                   ----------  ----------  ----------  --------
Quarter Ended September 30, 2004  $16,562,971     3.36%       25%      $138,970
Quarter Ended June 30, 2004       $16,649,072     2.94%       33%      $122,234
Quarter Ended March 31, 2004      $14,452,245     3.16%       31%      $114,341
--------------------------------------------------------------------------------
Year Ended December 31, 2003      $12,007,333     2.81%       37%      $337,433
Quarter Ended December 31, 2003   $11,799,730     3.02%       37%       $89,186
Quarter Ended September 30, 2003  $12,577,165     2.13%       48%       $66,855
Quarter Ended June 30, 2003       $12,815,290     2.93%       44%       $93,892
Quarter Ended March 31, 2003      $10,837,147     3.23%       41%       $87,500

      The constant prepayment rate ("CPR") on our Mortgage-Backed Securities for the quarters ended September 30, 2004 and September 30, 2003 was 25% and 48%, respectively. CPR is an assumed rate of prepayment for our Mortgage-Backed Securities, expressed as an annual rate of prepayment relative to the outstanding principal balance of our Mortgage-Backed Securities. CPR does not purport to be either a historical description of the prepayment experience of our Mortgage-Backed Securities or a prediction of the anticipated rate of prepayment of our Mortgage-Backed Securities. The homeowners' prepayment option makes the average term yield and performance of a mortgage-backed security uncertain because of the uncertainty in timing of the return of principal. In general, prepayments decrease the total yield on a bond purchased at a premium, because prepayments will reduce the life of the security and the period over which the premium is amortized. The total amortization for the quarters ended September 30, 2004 and September 30, 2003 was $39.7 million, $72.0, respectively. The total amortization for the nine months ended September 30, 2004 and September 30, 2003 was $137.3 million and $178.2 million respectively.

      Principal prepayments had a negative effect on our earning asset yield for the quarters ended September 30, 2004 and September 30, 2003 because we adjust our rates of premium amortization and discount accretion monthly based upon the effective yield method, which takes into consideration changes in prepayment speeds.

      INTEREST EXPENSE AND THE COST OF FUNDS

      We anticipate that our largest expense will be the cost of borrowed funds. We had average borrowed funds of $15.6 billion and total interest expense of $70.1 million for the quarter ended September 30, 2004. We had average borrowed funds of $12.2 billion and total interest expense of $43.9 million for the quarter ended September 30, 2003. Our average cost of funds was 1.80% for the quarter ended September 30, 2004 and 1.44% for the quarter ended September 30, 2003. The cost of funds rate increased by 36 basis points and the average borrowed funds increased by $3.4 billion for the quarter ended September 30, 2004 when compared to the quarter ended September 30, 2003. Interest expense for the quarter increased by $26.2 million due to the substantial increase in the average repurchase balance and the increase in the cost of funds rate. The increase in the average repurchase balance was the result of our implementing our leveraged strategy after the completion of the equity offerings in the first quarter 2004, in addition to equity acquired through the equity shelf program, the direct purchase and dividend reinvestment plan, and options exercised. Since a substantial portion of our repurchase agreements are short term, changes in market rates are directly reflected in our interest expense. Our average cost of funds was 0.21% above average one-month LIBOR and 0.17% below average six-month LIBOR for the quarter ended September 30, 2004. Our average cost of funds was 0.33% above average one-month LIBOR and 0.27% above average six-month LIBOR for the quarter ended September 30, 2003.

      We had average borrowed funds of $15.0 billion and total interest expense of $176.1 million for the nine months ended September 30, 2004. We had average borrowed funds of $11.7 billion and total interest expense of $139.7 million for the nine months ended September 30, 2003. Our average cost of funds was 1.56% for the nine months ended September 30, 2004 and 1.60% for the nine months ended September 30, 2003. The cost of funds rate decreased 4 basis points and the average borrowed funds increased by $3.3 billion for the nine months ended September 30, 2004 when compared to the nine months ended September 30, 2003. Interest expense for the nine months increased by $36.4 million due to the substantial increase in the average repurchase balance even though the cost of funds rate decreased. The increase in the average repurchase balance was the result of our implementing our leveraged strategy after the completion of the equity offerings in addition to equity acquired through the equity shelf program, the direct purchase and dividend reinvestment plan, and options exercised.

      The table below shows our average borrowed funds and average cost of funds as compared to average one-month and average six-month LIBOR for the quarters ended September 30, 2004, June 30, 2004, March 31, 2004, the year ended December 31, 2003 and the four quarters in 2003.

                              AVERAGE COST OF FUNDS
      (RATIOS FOR THE QUARTERS HAVE BEEN ANNUALIZED, DOLLARS IN THOUSANDS)

                                                                                                                          Average
                                                                                                 Average      Average     Cost of
                                                                                                One-Month     Cost of       Funds
                                                                                                  LIBOR        Funds      Relative
                                                                                                 Relative     Relative       to
                                     Average                 Average    Average      Average    to Average   to Average    Average
                                    Borrowed     Interest    Cost of   One-Month    Six-Month   Six-Month    One-Month    Six-Month
                                      Funds      Expense      Funds      LIBOR        LIBOR       LIBOR        LIBOR        LIBOR
                                    --------     --------    -------   ---------    ---------   ----------   ----------   ---------
Quarter Ended September 30, 2004   $15,568,691    $70,173     1.80%      1.59%        1.97%      (0.38%)       0.21%       (0.17%)
Quarter Ended June 30, 2004        $15,880,353    $55,648     1.40%      1.15%        1.54%      (0.39%)       0.25%       (0.14%)
Quarter Ended March 31, 2004       $13,587,211    $50,303     1.48%      1.10%        1.18%      (0.08%)       0.38%        0.30%
-----------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 2003       $11,549,368   $182,004     1.58%      1.21%        1.23%      (0.02%)       0.37%        0.35%
Quarter Ended December 31, 2003    $11,235,908    $42,264     1.50%      1.13%        1.23%      (0.10%)       0.37%        0.27%
Quarter Ended September 30, 2003   $12,186,985    $43,922     1.44%      1.11%        1.17%      (0.06%)       0.33%        0.27%
Quarter Ended June 30, 2003        $12,311,329    $51,770     1.68%      1.26%        1.20%       0.06%        0.42%        0.48%
Quarter Ended March 31, 2003       $10,463,252    $44,048     1.68%      1.34%        1.33%       0.01%        0.34%        0.35%

      NET INTEREST INCOME

      Our net interest income which equals interest income less interest expense, totaled $68.8 million for the quarter ended September 30, 2004 and $22.9 million for the quarter ended September 30, 2003. Our net interest income increased because of the increase in our assets that resulted from the common stock and preferred stock offerings in the first quarter of 2004 as well as the increase in our spread income. Our net interest spread, which equals the yield on our average assets for the period less the average cost of funds for the period, was 1.56% for the quarter ended September 30, 2004 as compared to 0.69% for the quarter ended September 30, 2003. This 87 basis point increase was a result of the increase of the weighted average coupon at September 30, 2004 of 4.44% from 4.36% at September 30, 2003, and the improvement in CPR discussed above. The increase in yield was only partially offset by the 36 basis point increase in the cost of funds.

      Our net interest income totaled $199.4 million for the nine months ended September 30, 2004 and $108.5 million for the nine months ended September 30, 2003. Our net interest income increased because of our increase in assets that resulted from the common stock and preferred stock equity offerings in the first quarter of 2004,as well as the increase in our spread income. Our net interest spread, which equals the yield on our average assets for the period less the average cost of funds for the period, was 1.59% for the nine months ended September 30, 2004 as compared to 1.14% for the quarter ended September 30, 2003.

      The table below shows our interest income by earning asset type, average earning assets by type, total interest income, interest expense, average repurchase agreements, average cost of funds, and net interest income for the quarters ended September 30, 2004, June 30, 2004, March 31, 2004, the year ended December 31, 2003, and the four quarters in 2003.

                               NET INTEREST INCOME
      (RATIOS FOR THE QUARTERS HAVE BEEN ANNUALIZED, DOLLARS IN THOUSANDS)


                                                             Yield
                                                               on
                                     Average                 Average      Average                                       Net
                                   Investment      Total    Interest    Balance of              Average      Net     Interest
                                   Securities    Interest    Earning    Repurchase   Interest   Cost of   Interest     Rate
                                      Held        Income     Assets     Agreements    Expense    Funds     Income     Spread
                                   ----------    --------   --------    ----------   --------   -------   --------   --------
Quarter Ended September 30, 2004   $16,562,971   $138,970    3.36%     $15,568,691    $70,173    1.80%     $68,797     1.56%
Quarter Ended June 30, 2004        $16,649,072   $122,234    2.94%     $15,880,353    $55,648    1.40%     $66,586     1.54%
Quarter Ended March 31, 2004       $14,452,245   $114,341    3.16%     $13,587,211    $50,303    1.48%     $64,038     1.68%
-------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 2003       $12,007,333   $337,433    2.81%     $11,549,368   $182,004    1.58%    $155,429     1.23%
Quarter Ended December 31, 2003    $11,799,730   $89,186     3.02%     $11,235,908    $42,264    1.50%     $46,922     1.52%
Quarter Ended September 30, 2003   $12,577,165   $66,855     2.13%     $12,186,985    $43,922    1.44%     $22,933     0.69%
Quarter Ended June 30, 2003        $12,815,290   $93,892     2.93%     $12,311,329    $51,770    1.68%     $42,122     1.25%
Quarter Ended March 31, 2003       $10,837,147   $87,500     3.23%     $10,463,252    $44,048    1.68%     $43,452     1.55%

      INVESTMENT ADVISORY AND SERVICE FEES

      FIDAC is a registered investment advisor which generally receives annual net investment advisory fees of approximately 10 to 15 basis points of the gross assets it manages, assists in managing or supervises. At September 30, 2004, FIDAC had under management approximately $1.7 billion in net assets and $13.9 billion in gross assets, compared to $1.5 billion in net assets and $13.6 billion in gross assets at December 31, 2003. Investment advisory and service fees for the quarter ended September 30, 2004 totaled $3.8 million, net of fees paid to third parties pursuant to distribution service agreements for facilitating and promoting distribution of shares of FIDAC's clients. For the quarter ended September 30, 2004, such fees were $1.0 million.

      GAINS AND LOSSES ON SALES OF MORTGAGE-BACKED SECURITIES

      For the quarter ended September 30, 2004, our gain on the sale of Mortgage-Backed Securities declined by $8.3 million as compared with the quarter ended September 30, 2003. For the quarter ended September 30, 2004, we sold Mortgage-Backed Securities with an aggregate historical amortized cost of $129.3 million for an aggregate gain of $1.4 million. For the quarter ended September 30, 2003, we sold Mortgage-Backed Securities with an aggregate historical amortized cost of $377.0 million for an aggregate gain of $9.7 million. For the nine months ended September 30, 2004, our gain on the sale of Mortgage-Backed Securities declined by $36.8 million as compared with the nine months ended September 30, 2003. For the nine months ended September 30, 2004, we sold Mortgage-Backed Securities with an aggregate historical amortized cost of $279.3 million for an aggregate gain of $4.1 million. For the nine months ended September 30, 2003, we sold Mortgage-Backed Securities with an aggregate historical amortized cost of $2.7 billion for an aggregate gain of $40.9 million. The difference between the sale price and the historical amortized cost of our Mortgage-Backed Securities is a realized gain and increases income accordingly. We do not expect to sell assets on a frequent basis, but may from time to time sell existing assets to acquire assets, which our management believes might have higher risk-adjusted returns as part of our asset/liability management strategy. There have been an insignificant amount of loss from the sale of securities during the periods.

      GENERAL AND ADMINISTRATIVE EXPENSE

      General and administrative ("G&A") expenses were $6.2 million for the quarter ended September 30, 2004 and $4.1 million for the quarter ended September 30, 2003. G&A expenses as a percentage of average assets were 0.14% and 0.12% for the quarters ended September 30, 2004 and September 30, 2003 respectively. G&A expenses as a percentage of average equity were 1.53% and 1.42% on an annualized basis for the quarters ended September 30, 2004 and September 30, 2003, respectively. The increase in G&A expenses of $2.1 million for the quarter ended September 30, 2004, was primarily the result of increased salaries, D&O insurance and additional costs related to the FIDAC Merger.

      G&A expenses were $17.2 million for the nine months ended September 30, 2004 and $12.0 million for the nine months ended September 30, 2003. G&A expenses as a percentage of average assets were 0.14% and 0.12% on an annualized basis for the nine months ended September 30, 2004 and September 30, 2003, respectively. G&A expenses as a percentage of average equity was 1.51% and 1.42% on an annualized basis for the nine months ended September 30, 2004 and September 30, 2003, respectively.

                    G&A EXPENSES AND OPERATING EXPENSE RATIOS
      (RATIOS FOR THE QUARTERS HAVE BEEN ANNUALIZED, DOLLARS IN THOUSANDS)

                                                                   Total G&A              Total G&A
                                              Total G&A         Expenses/Average       Expenses/Average
                                              Expenses         Assets (annualized)    Equity (annualized)
Quarter Ended September 30, 2004               $6,159                0.14%                  1.53%
Quarter Ended June 30, 2004                    $5,643                0.13%                  1.39%
Quarter Ended March 31, 2004                   $5,790                0.15%                  1.63%
----------------------------------------- ------------------ ----------------------- ---------------------
Year Ended December 31, 2003                   $16,233               0.13%                  1.45%
Quarter Ended December 31, 2003                $4,225                0.13%                  1.47%
Quarter Ended September 30, 2003               $4,110                0.12%                  1.42%
Quarter Ended June 30, 2003                    $4,201                0.12%                  1.50%
Quarter Ended March 31, 2003                   $3,697                0.12%                  1.37%

      NET INCOME AND RETURN ON AVERAGE EQUITY

      Our net income was $66.6 million for the quarter ended September 30, 2004 and $28.5 million for the quarter ended September 30, 2003. Our annualized return on average equity was 16.59 % for the quarter ended September 30, 2004 and 9.88% for the quarter ended September 30, 2003. Our net income was $189.3 million for the nine months ended September 30, 2004 and $137.4 million for the nine months ended September 30, 2003. Our annualized return on average equity was 16.69% for the nine months ended September 30, 2004 and 16.42% for the nine months ended September 30, 2003. The table below shows our net interest income, investment advisory and service fees, gain on sale of Mortgage-Backed Securities, G&A expenses, and income taxes each as a percentage of average equity, and the return on average equity for the quarters ended September 30, 2004, June 30, 2004, March 31, 2004, the year ended December 31, 2003, and for the four quarters in 2003.

                     COMPONENTS OF RETURN ON AVERAGE EQUITY
                    (RATIOS FOR ALL QUARTERS ARE ANNUALIZED)

                                                        Net
                                                    Investment
                                                   Advisory and
                                                      service      Gain on Sale of
                                   Net Interest        Fees/       Mortgage-Backed           G&A             Income       Return on
                                  Income/Average      Average     Securities/Average   Expenses/Average   Taxes/Average    Average
                                      Equity          Equity            Equity              Equity           Equity         Equity
                                  --------------   ------------   ------------------   ----------------   -------------   ---------
Quarter Ended September 30, 2004      17.13%           0.94%            0.34%                1.53%            0.29%         16.59%
Quarter Ended June 30, 2004           16.44%           0.31%            0.52%                1.39%            0.12%         15.76%
Quarter Ended March 31, 2004          18.05%             --             0.17%                1.63%              --          16.59%
------------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 2003          13.85%             --             3.64%                1.45%              --          16.04%
Quarter Ended December 31, 2003       16.36%             --               --                 1.47%              --          14.89%
Quarter Ended September 30, 2003      7.95%              --             3.35%                1.42%              --           9.88%
Quarter Ended June 30, 2003           15.06%             --             7.23%                1.50%              --          20.79%
Quarter Ended March 31, 2003          16.11%             --             4.09%                1.37%              --          18.83%

FINANCIAL CONDITION

      INVESTMENT SECURITIES

      All of our Mortgage-Backed Securities at September 30, 2004 were adjustable-rate or fixed-rate Mortgage-Backed Securities backed by single-family mortgage loans. All of the mortgage assets underlying these Mortgage-Backed Securities were secured with a first lien position on the underlying single-family properties. All our Mortgage-Backed Securities were FHLMC, FNMA or GNMA mortgage pass-through certificates or collateralized mortgage obligations, which carry an actual or implied "AAA" rating. We mark-to-market all of our Mortgage Backed Securities to fair value.

      All of our agency debentures are callable and carry an implied "AAA" rating. We mark-to-market all of our agency debentures to fair value.

      We accrete discount balances as an increase in interest income over the life of discount Investment Securities and we amortize premium balances as a decrease in interest income over the life of premium Investment Securities. At September 30, 2004 and December 31, 2003, we had on our statement of financial condition a total of $805,000 and $1.5 million, respectively, of unamortized discount (which is the difference between the remaining principal value and current historical amortized cost of our Investment Securities acquired at a price below principal value) and a total of $409.9 million and $323.9 million, respectively, of unamortized premium (which is the difference between the remaining principal value and the current historical amortized cost of our Investment Securities acquired at a price above principal value).

      We received mortgage principal repayments of $1.6 billion for the quarter ended September 30, 2004 and $2.7 billion for the quarter ended September 30, 2003. Given our current portfolio composition, if mortgage principal prepayment rates were to increase over the life of our Mortgage-Backed Securities, all other factors being equal, our net interest income would decrease during the life of these Mortgage-Backed Securities as we would be required to amortize our net premium balance over a shorter time period. Similarly, if mortgage principal prepayment rates were to decrease over the life of our Mortgage-Backed Securities, all other factors being equal, our net interest income would increase during the life of these Mortgage-Backed Securities, as we would amortize our net premium balance over a longer time period.

      The table below summarizes our Investment Securities at September 30, 2004, June 30, 2004, March 31, 2004, December 31, 2003, September 30, 2003, June
30, 2003 and March 31, 2003.

                              INVESTMENT SECURITIES
                             (DOLLARS IN THOUSANDS)

                                                                                                 Estimated
                                                                  Amortized                        Fair         Weighted
                         Principal       Net      Amortized    Cost/Principal    Estimated    Value/Principal   Average
                           Amount      Premium      Cost           Amount        Fair Value       Amount         Yield
                        -----------   --------   -----------   --------------   -----------   ---------------   --------
At September 30, 2004   $17,893,902   $409,115   $18,303,017       102.29%      $18,211,030       101.77%         3.36%
At June 30, 2004        $16,914,635   $384,648   $17,299,283       102.27%      $17,121,795       101.22%         3.04%
At March 31, 2004       $17,662,596   $412,563   $18,075,159       102.34%      $18,079,598       102.36%         2.72%
------------------------------------------------------------------------------------------------------------------------
At December 31, 2003    $12,682,130   $299,810   $12,981,940       102.36%      $12,934,679       101.99%         2.96%
At September 30, 2003   $12,363,260   $293,694   $12,656,954       102.38%      $12,605,085       101.96%         2.35%
At June 30, 2003        $13,939,447   $322,838   $14,262,285       102.32%      $14,263,475       102.32%         2.87%
At March 31, 2003       $11,957,710   $289,360   $12,247,070       102.42%      $12,318,070       103.01%         2.83%

      The tables below set forth certain characteristics of our Investment Securities. The index level for adjustable-rate Investment Securities is the weighted average rate of the various short-term interest rate indices, which determine the coupon rate.

              ADJUSTABLE-RATE INVESTMENT SECURITIES CHARACTERISTICS
                             (DOLLARS IN THOUSANDS)

                                                                        Weighted                              Principal Amount
                                      Weighted   Weighted   Weighted    Average                    Weighted   at Period End as
                                       Average    Average   Average     Term to       Weighted      Average      % of Total
                         Principal     Coupon      Index      Net         Next         Average       Asset       Investment
                          Amount        Rate       Level     Margin    Adjustment   Lifetime Cap     Yield       Securities
                        -----------   --------   --------   --------   ----------   ------------   --------   ----------------
At September 30, 2004    12,645,118     4.12%      2.34%      1.78%     25 months       10.12%        3.06%         70.67%
At June 30, 2004        $11,806,171     3.95%      2.19%      1.76%     29 months       10.07%        2.73%         69.80%
At March 31, 2004       $13,059,967     3.90%      2.20%      1.70%     30 months        9.77%        2.91%         73.94%
---------------------------------------------------------------------------------------------------------------------------------
At December 31, 2003     $9,294,934     3.85%      2.25%      1.60%     23 months        9.86%        2.47%         73.29%
At September 30, 2003    $8,498,116     3.76%      2.17%      1.59%     22 months        9.75%        1.77%         68.74%
At June 30, 2003         $8,889,012     3.69%      2.18%      1.51%     18 months        9.70%        2.47%         63.77%
At March 31, 2003        $7,716,248     3.93%      2.31%      1.62%     13 months       10.04%        2.20%         64.53%

                FIXED-RATE INVESTMENT SECURITIES CHARACTERISTICS
                             (DOLLARS IN THOUSANDS)

                                                                    Principal
                                                                    Amount at
                                                                  Period End as
                                       Weighted      Weighted      % of Total
                         Principal  Average Coupon    Average      Investment
                          Amount         Rate       Asset Yield    Securities
                        ----------  --------------  -----------  ---------------
At September 30, 2004   $5,248,784       5.19%         4.08%         29.33%
At June 30, 2004        $5,108,464       5.15%         3.77%         30.20%
At March 31, 2004       $4,602,629       5.53%         3.41%         26.06%
--------------------------------------------------------------------------------
At December 31, 2003    $3,387,197       5.77%         4.29%         26.71%
At September 30, 2003   $3,865,171       5.86%         3.63%         31.26%
At June 30, 2003        $5,050,434       5.97%         3.58%         36.23%
At March 31, 2003       $4,241,462       6.53%         3.98%         35.47%

      The following tables provide information on adjustable-rate investment securities by index at September 30, 2004 and December 31, 2003.

                 ADJUSTABLE-RATE INVESTMENT SECURITIES BY INDEX
                               SEPTEMBER 30, 2004

                                                                         National
                                               Six-     12-      11th    Financial   Six-   1-Year  2-Year  3-Year  5-Year  Monthly
                       One-    Six-  Twelve   Month    Month   District   Average   Month   Treas-  Treas-  Treas-  Treas-  Federal
                      Month   Month   Month  Auction  Moving    Cost of  Mortgage     CD      ury     ury     ury     ury   Cost of
                      Libor   Libor   Libor  Average  Average    Funds     Rate      Rate    Index   Index   Index   Index   Funds
                      -----  ------  ------  -------  -------  --------  ---------  ------  ------  ------  ------  ------  -------
Weighted Average Term
  to Next Adjustment   1mo.   28 mo.  35 mo.   5 mo.    1 mo.      1 mo.   12 mo.     3 mo.  27 mo.  13 mo.  16 mo.  30 mo.    1 mo.
Weighted Average
  Annual Period Cap   8.01%   1.00%   2.16%   1.00%    0.17%      None     2.00%     1.00%   1.84%   2.00%   2.00%   2.00%    2.00
Weighted Average
  Lifetime Cap at
  September 30, 2004  8.88%   9.76%  10.05%  13.03%   10.65%     12.33%   10.58%    11.64%  10.35%  11.92%  12.96%  12.61%   13.39%

Investment Principal
  Amount as Percent-
  age of Investment
  Securities at
  September 30, 2004  9.85%   2.61%  21.16%   0.01%    0.25%      1.15%    0.01%     0.05%  34.27%   0.01%   0.30%   0.08%    0.91%


                 ADJUSTABLE-RATE INVESTMENT SECURITIES BY INDEX
                                DECEMBER 31, 2003


                                                Six-     12-      11th               Six-   1-Year  2-Year  3-Year  5-Year  Monthly
                       One-    Six-   Twelve   Month    Month   District  Interest  Month   Treas-  Treas-  Treas-  Treas-  Federal
                      Month   Month    Month  Auction  Moving    Cost of    Rate      CD      ury     ury     ury     ury   Cost of
                      Libor   Libor    Libor  Average  Average    Funds   Step Up    Rate    Index   Index   Index   Index   Funds
                      -----  ------   ------  -------  -------  --------  --------  ------  ------  ------  ------  ------  -------
Weighted Average Term
  to Next Adjustment    1mo.  25 mo.  34 mo.   2 mo.    1 mo.      1 mo.   175 mo.   2 mo.  23 mo.  15 mo.  16 mo.  26 mo.    1 mo.
Weighted Average
  Annual Period Cap    None    2.14%   2.09%   1.00%    0.14%      None      2.00%   1.00%   1.88%   2.00%   2.00%   2.00%    None
Weighted Average
  Lifetime Cap at
December 31, 2003      8.88%   9.88%  10.12%  13.04%   10.70%     12.42%     6.76%  11.62%  10.05%  11.92%  12.89%  12.63%   13.40%

Investment Principal
  Amount as Percent-
  age of  Investment
  Securities at
  December 31, 2003   17.26%   1.73%  12.00%   0.01%    0.53%      2.13%     2.21%   0.09%  35.10%   0.01%   0.44%   0.17%    1.61%

      BORROWINGS

         To date, our debt has consisted entirely of borrowings collateralized by a pledge of our Investment Securities. These borrowings appear on our balance sheet as repurchase agreements. At September 30, 2004, we had established uncommitted borrowing facilities in this market with 29 lenders in amounts, which we believe, are in excess of our needs. All of our Investment Securities are currently accepted as collateral for these borrowings. However, we limit our borrowings, and thus our potential asset growth, in order to maintain unused borrowing capacity and thus increase the liquidity and strength of our statement of financial condition.

      For the quarter ended September 30, 2004, the term to maturity of our borrowings ranged from one day to three years, with a weighted average original term to maturity of 215 days. For the quarter ended September 30, 2003, the term to maturity of our borrowings ranged from one day to three years, with a weighted average original term to maturity of 171 days. At September 30, 2004, the weighted average cost of funds for all of our borrowings was 1.99% and the weighted average term to next rate adjustment was 109 days. At September 30, 2003, the weighted average cost of funds for all of our borrowings was 1.46% and the weighted average term to next rate adjustment was 74 days.

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

      At present, we have entered into uncommitted facilities with 29 lenders for borrowings in the form of repurchase agreements. Borrowings under our repurchase agreements increased by $4.6 billion to $15.6 billion at September 30, 2004, from $11.0 billion at December 31, 2003. This increase in leverage was facilitated by the increase in our equity capital as a result of the issuance of common stock and preferred stock primarily through public offerings in the first quarter of 2004.

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

      Under our repurchase agreements, we may be required to pledge additional assets to our repurchase agreement counterparties (i.e., lenders) in the event the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral (a "margin call"), which may take the form of additional securities or cash. Specifically, margin calls result from a decline in the value of the our Mortgage-Backed Securities securing our repurchase agreements, prepayments on the mortgages securing such Mortgage-Backed Securities and to changes in the estimated fair value of such Mortgage-Backed Securities generally due to principal reduction of such Mortgage-Backed Securities from scheduled amortization and resulting from changes in market interest rates and other market factors. Through September 30, 2004, we did not have any margin calls on our repurchase agreements that we were not able to satisfy with either cash or additional pledged collateral. However, should prepayment speeds on the mortgages underlying our Mortgage-Backed Securities and/or market interest rates suddenly increase, margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.

      The following table summarizes the effect on our liquidity and cash flows from contractual obligations for repurchase agreements and the non-cancelable office lease at September 30, 2004.

                                                                          There-
                          2004        2005      2006       2007     2008  after
                       -----------  --------  --------  ----------  ----  ----
                                       (dollars in thousands)
Repurchase agreements  $13,179,196  $950,000  $350,000  $1,100,000    --    --
Long-term lease
obligations                    125       500       530         532  $532  $532
                       -----------  --------  --------  ----------  ----  ----
Total                  $13,179,321  $950,500  $350,530  $1,100,532  $532  $532
                       ===========  ========  ========  ==========  ====  ====

      STOCKHOLDERS' EQUITY

      During the quarter ending September 30, 2004, we declared dividends to common shareholders totaling $60.6 million or $0.50 per share, which were paid on October 27, 2004. During the quarter ended September 30, 2004,we declared dividends to preferred shareholders totaling $2.1 million or $0.49 per share, which were paid on September 30, 2004. On January 21, 2004, we entered into an underwriting agreement pursuant to which the Company raised net proceeds of approximately $363.6 million in equity in an offering of 20,700,000 shares of common stock. On March 31, 2004, we entered into an underwriting agreement pursuant to which we raised net proceeds of approximately $102.9 million in net proceeds through an offering of 4,250,000 shares of 7.875% Series A Cumulative Redeemable Preferred Stock, which settled on April 5, 2004. During the quarter ended September 30,

2004, 1,076,125 shares were issued through the Equity Shelf Program resulting in net proceeds of $17.5 million. During the quarter ended September 30, 2004, 50 options were exercised under the long-term compensation plan resulting in net proceeds of $432. An additional 10,818 shares were purchased in the dividend reinvestment and direct purchase program resulting in net proceeds of $175,000. During the nine months ended September 30, 2004, 2,103,525 shares of the Company's common stock were issued through the Equity Shelf Program resulting in net proceeds of $37.5 million, During the nine months ended September 30, 2004, 40,250 options were exercised under the long-term compensation plan resulting in net proceeds of $662,000, and 116,760 common shares were sold through the dividend reinvestment and direct purchase program resulting in net proceeds of $2.1 million .

      The FIDAC acquisition was completed on June 4, 2004. We issued 2,201,080 common shares to the shareholders of FIDAC, based on the December 31, 2003 closing price of $18.40. We continue to operate as a self-managed and self-advised real estate investment trust, with FIDAC operating as our wholly-owned taxable REIT subsidiary.

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

                           UNREALIZED GAINS AND LOSSES
                             (dollars in thousands)

                                 AT            AT           AT            AT              AT             AT            AT
                            SEPTEMBER 30,   JUNE 30,     MARCH 31,   DECEMBER 31,   SEPTEMBER 30,     JUNE 30,     MARCH 31,
                                2004          2004         2004          2003            2003           2003          2003
                            -------------- ------------ ------------ -------------- --------------- ------------- -------------
Unrealized Gain                   $24,788     $ 27,603      $53,912        $24,886     $27,439        $51,208          $98,768
Unrealized Loss                 (116,775)    (205,092)     (49,412)       (72,147)     (79,309)       (50,018)        (27,768)
                            -------------- ------------ ------------ -------------- --------------- ------------- -------------
Net Unrealized Gain (Loss)       (91,987)   ($177,489)       $4,500      ($47,261)    $(51,870)        $1,190          $71,000
                            ============== ============ ============ ============== =============== ============= =============

Net Unrealized Gain
(Loss) as % of Investment
Securities' Principal             (0.51%)      (1.05%)        0.03%        (0.37%)         (0.41%)         0.01%         0.59%
Amount

Net Unrealized Gain
(Loss) as % of Investment
Securities' Amortized Cost        (0.50%)      (1.03%)        0.03%        (0.37%)         (0.41%)         0.01%         0.59%

      Although unrealized changes in the estimated net market value of Investment Securities do not impact our GAAP or taxable income, such unrealized changes have one direct effect on our potential earnings and dividends: positive mark-to-market changes increase our equity and allow us to increase our borrowing capacity under our capital investment policy while negative changes decrease our equity and limit our borrowing capacity under our capital investment policy. A very large negative change in the net market value of our Investment Securities might impair our liquidity position, requiring us to sell assets with the likely result of realized losses upon sale.

      As discussed above, because we use "available-for-sale" treatment for our Investment Securities; we carry these assets on our balance sheet at estimated market value rather than historical amortized cost. Based upon this "available-for-sale" treatment, our common equity base at September 30, 2004 was $1.6 billion, or a book value of $12.84 per common share. If we had used historical amortized cost accounting, our common equity base at September 30, 2004 would have been $1.6 billion, or $13.60 per common share. Our equity base at December 31, 2003 was $1.1 billion, or $11.96 per share. If we had used historical amortized cost accounting, our equity base at

December 31, 2003 would have been $1.2 billion, or $12.45 per share.

      The table below shows our equity capital base as reported and on a historical amortized cost basis at September 30, 2004, June 30, 2004, March 31, 2004,, December 31, 2003, September 30, 2003, June 30, 2003 and March 31, 2003.
Issuances of common stock, the level of earnings as compared to dividends declared, and other factors influence our historical cost equity capital base. The reported equity capital base is influenced by these factors plus changes in the "Unrealized Net Gains (Losses) on Assets Available for Sale" account.

                              STOCKHOLDERS' EQUITY

                         7.875% Series A
                            Cumulative                      Net Unrealized       Reported                        Reported Common
                            Redeemable       Historical    Gains (Losses) on   Common Stock      Historical        Stock Equity
                         Preferred Stock:   Common Stock   Assets Available     Equity Base     Common Stock       (Book Value)
                         4,250,000 shares    Equity Base       for Sale        (Book Value)   Equity Per Share       Per Share
                         ----------------   ------------   -----------------   ------------   ----------------   ---------------
                                                     (dollars in thousands, except per share data)
At September 30, 2004       $102,708         $1,648,869        ($91,987)        $1,556,882        $13.60            $12.84
At June 30, 2004            $102,708         $1,627,292       ($177,489)        $1,449,803        $13.54            $12.07
At March 31, 2004           $102,870         $1,581,218          $4,500         $1,585,718        $13.42            $13.45
---------------------------------------------------------------------------------------------------------------------------------
At December 31, 2003           --            $1,196,481        $(47,261)        $1,149,220        $12.45            $11.96
At September 30, 2003          --            $1,197,598        $(51,870)        $1,145,728        $12.48            $11.94
At June 30, 2003               --            $1,160,248         $ 1,190         $1,161,438        $12.34            $12.35
At March 31, 2003              --            $1,005,712        $ 71,000         $1,076,712        $11.88            $12.72

      LEVERAGE

      Our debt-to-reported equity ratio at September 30, 2004 and September 30, 2003 was 9.4:1 and 9.8:1, respectively. We generally expect to maintain a ratio of debt-to-equity of between 8:1 and 12:1, although the ratio may vary from this range from time to time based upon various factors, including our management's opinion of the level of risk of our assets and liabilities, our liquidity position, our level of unused borrowing capacity and over-collateralization levels required by lenders when we pledge assets to secure borrowings.

      Our target debt-to- equity ratio is determined under our capital investment policy. Should our actual debt-to-equity ratio increase above the target level due to asset acquisition or market value fluctuations in assets, we will cease to acquire new assets. Our management will, at that time, present a plan to our Board of Directors to bring us back to our target debt-to-equity ratio; in many circumstances, this would be accomplished over time by the monthly reduction of the balance of our Mortgage-Backed Securities through principal repayments.

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

      OFF-BALANCE SHEET ARRANGEMENTS

      The Company has not had, and at September 30, 2004 does not have, any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

      CAPITAL RESOURCES

      At September 30, 2004, we had no material commitments for capital expenditures.

      OTHER MATTERS

      We calculate that our qualified REIT assets, as defined in the Internal Revenue Code, were 100% of our total assets at September 30, 2004 and December 31, 2003, as compared to the Internal Revenue Code requirement that at least 75% of our total assets be qualified REIT assets. We also calculate that 92% of our revenue qualifies for the 75% source of income test, and 97 % and 100% of our revenue qualifies for the 95% source of income test, under the REIT rules for the quarters ended September 30, 2004 and September 30, 2003, respectively. We also met all REIT requirements regarding the ownership of our common stock and the distribution of our net income. Therefore, as of September 30, 2004 and December 31, 2003, we believe that we qualified as a REIT under the Internal Revenue Code.

      We at all times intend to conduct our business so as not to become regulated as an investment company under the Investment Company Act. If we were to become regulated as an investment company, then our use of leverage would be substantially reduced. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" (qualifying interests). Under current interpretation of the staff of the SEC, in order to qualify for this exemption, we must maintain at least 55% of our assets directly in qualifying interests. In addition, unless certain mortgage securitites represent all the certificates issued with respect to an underlying pool of mortgages, the Mortgage-Backed Securities may be treated as securities separate from the underlying mortgage loans and, thus, may not be considered qualifying interests for purposes of the 55% requirement. We calculate that as of September 30, 2004 and December 31, 2003 we were in compliance with this requirement.

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

      Our profitability and the value of our portfolio may be adversely affected during any period as a result of changing interest rates. The following table quantifies the potential changes in net interest income and portfolio value should interest rates go up or down 25, 50, and 100 basis points, assuming the yield curves of the rate shocks will be parallel to each other and the current yield curve. All changes in income and value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at September 30, 2004 and various estimates regarding prepayment and all activities are made at each level of rate shock. Actual results could differ significantly from these estimates.

                                    Projected                 Projected
                               Percentage Change in      Percentage Change in
Change in Interest Rate         Net Interest Income        Portfolio Value
-------------------------- -------------------------- --------------------------

-100 Basis Points                    (10.71%)                    1.03%
-75 Basis Points                     (10.22%)                    0.79%
-50 Basis Points                      (7.89%)                    0.51%
-25 Basis Points                      (4.07%)                    0.27%
Base Interest Rate                       -                         -
+25 Basis Points                       3.04%                    (0.34%)
+50 Basis Points                       5.01%                    (0.73%)
+75 Basis Points                       6.12%                    (1.12%)
+100 Basis Points                      6.18%                    (1.54%)

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

      The following table sets forth the estimated maturity or repricing of our interest-earning assets and interest-bearing liabilities at September 30, 2004. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except adjustable-rate loans, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature. The interest rate sensitivity of our assets and liabilities in the table could vary substantially if based on actual prepayment experience.

                                                                           More than
                                         Within 3                          1 Year to      3 Years and
                                          Months         4-12 Months        3 Years           Over            Total
                                     ---------------- ----------------- ---------------- ---------------- --------------
                                                                     (dollars in thousands)
Rate Sensitive Assets:
  Investment Securities                   $2,450,869        $1,292,120       $5,762,649       $8,388,263    $17,893,901

Rate Sensitive Liabilities:
  Repurchase Agreements                   13,179,196           950,000        1,450,000         --           15,579,196
                                     ---------------- ----------------- ---------------- ---------------- --------------

Interest rate sensitivity gap          ($10,728,327)          $342,120       $4,312,649       $8,388,263     $2,314,705
                                     ================ ================= ================ ================ ==============

Cumulative rate sensitivity gap        ($10,728,327)     ($10,386,207)     ($6,073,558)       $2,314,705
                                     ================ ================= ================ ================ ==============

Cumulative interest rate
sensitivity gap as a percentage of        (60%)            (58%)             (34%)             13%
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


ITEM 4.  CONTROLS AND PROCEDURES

As of September 30, 2004, a review and evaluation was performed under the supervision and with the participation of our management, including our Chairman of the board of directors, Chief Executive Officer and President and our Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that review and evaluation, our management, including our Chairman of the board of directors, Chief Executive Officer and President and our Chief Financial Officer and Treasurer, concluded that our disclosure controls and procedures were effective as of September 30, 2004. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2004. There were no significant material weaknesses identified in the course of such review and, therefore, no corrective measures were taken by us.

PART II.       OTHER INFORMATION

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

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

                                        ANNALY MORTGAGE MANAGEMENT, INC.

Dated:  November 5, 2004                By:/s/  Michael A.J. Farrell
                                           -------------------------
                                                Michael A.J. Farrell
                                                (Chairman of the Board,
                                                Chief Executive Officer,
                                                President and authorized
                                                officer of registrant)

Dated:    November 5, 2004              By:/s/  Kathryn F. Fagan
                                           ---------------------
                                               Kathryn F. Fagan
                                               (Chief Financial Officer and
                                               Treasurer and principal financial
                                               and chief accounting officer)