Form 10-K
period 2004-12-31
ANNALY MORTGAGE MANAGEMENT INC
filed 2005-03-10
CIK 1043219

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

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2004

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

7.875% SERIES A CUMULATIVE REDEEMABLE PREFERRED STOCK                  NEW YORK STOCK EXCHANGE


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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS
DEFINED IN RULE 12B-2 OF THE ACT).     YES X  NO
                                          ---   ---

AT JUNE 30, 2004, THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT WAS $1,991,760,199

THE NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING ON MARCH 1 2005 WAS 121,272,323.

                       DOCUMENTS INCORPORATED BY REFERENCE

THE REGISTRANT INTENDS TO FILE A DEFINITIVE PROXY STATEMENT PURSUANT TO REGULATION 14A WITHIN 120 DAYS OF THE END OF THE FISCAL YEAR ENDED DECEMBER 31, 2004. PORTIONS OF SUCH PROXY STATEMENT ARE INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-K.

                        ANNALY MORTGAGE MANAGEMENT, INC.
--------------------------------------------------------------------------------

                          2004 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                     PART I

                                                                            PAGE

ITEM 1.     BUSINESS                                                           1

ITEM 2.     PROPERTIES                                                        25

ITEM 3.     LEGAL PROCEEDINGS                                                 25

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               25

                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY
            AND RELATED STOCKHOLDER MATTERS                                   26

ITEM 6.     SELECTED FINANCIAL DATA                                           28

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS                                             30

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK        46

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                       48

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE                                              48

ITEM 9A.    CONTROLS AND PROCEDURES                                           48

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                49

ITEM 11.    EXECUTIVE COMPENSATION                                            49

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
            AND RELATED STOCKHOLDER MATTERS                                   49

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                    49

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES                            49

                                     PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K   50

FINANCIAL STATEMENTS                                                         F-1

SIGNATURES                                                                  II-1

EXHIBIT INDEX                                                               II-2

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements contained in this annual report, and certain statements contained in our future filings with the Securities and Exchange Commission (the "SEC" or the "Commission"), in our press releases or in our other public or shareholder communications may not be based on historical facts and are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements, which are based on various assumptions (some of which are beyond our control), may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as "may," "will," "believe," "expect," "anticipate," "continue," or similar terms or variations on those terms or the negative of those terms. Actual results could differ materially from those set forth in forward-looking statements due to a variety of factors, including, but not limited to, changes in interest rates, changes in yield curve, changes in prepayment rates, the availability of mortgage-backed securities for purchase, the availability of financing and, if available, the terms of any financing, and risks associated with the investment advisory business of our wholly owned subsidiary, Fixed Income Discount Advisory Company (which we refer to as FIDAC), including the removal by FIDAC's clients of assets FIDAC manages, FIDAC's regulatory requirements and competition in the investment advisory business. For a discussion of the risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, please see the information under the caption "Risk Factors" described in this Form 10-K. We do not undertake, and specifically disclaim any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

                                     PART I

ITEM 1.  BUSINESS

                                   THE COMPANY

         BACKGROUND

         Annaly Mortgage Management, Inc. owns, manages, and finances a portfolio of investment securities, including mortgage pass-through certificates, collateralized mortgage obligations (or CMOs), agency callable debentures, and other securities representing interests in or obligations backed by pools of mortgage loans. Our principal business objective is to generate net income for distribution to our stockholders from the spread between the interest income on our investment securities and the cost of borrowings to finance our acquisition of investment securities. We are a Maryland corporation that commenced operations on February 18, 1997. We are self-advised and self-managed. The Company acquired Fixed Income Discount Advisory Company ("FIDAC") on June 4, 2004 (See Note 2 to the Financial Statements). FIDAC is a registered investment advisor and is a taxable REIT subsidiary of the Company.

         We have financed our purchases of investment securities with the net proceeds of equity offerings and borrowings under repurchase agreements whose interest rates adjust based on changes in short-term market interest rates.

         We have elected and believe that we are organized and have operated in a manner that enables us to be taxed as a real estate investment trust (or REIT) under the Internal Revenue Code of 1986, as amended (or the Code). If we qualify for taxation as a REIT, we generally will not be subject to federal income tax on our taxable income that is distributed to our stockholders. Therefore, substantially all of our assets, other than FIDAC, our taxable REIT subsidiary, consist of qualified REIT real estate assets (of the type described in Section 856(c)(5)(B) of the Code). We have financed our purchases of investment securities with the net proceeds of equity offerings and borrowings under repurchase agreements whose interest rates adjust based on changes in short-term market interest rates.

         As used herein, "Annaly," the "Company," "we," "our" and similar terms refer to Annaly Mortgage Management, Inc., unless the context indicates otherwise.

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

         At December 31, 2004, approximately 62% of our investment securities were adjustable-rate pass-though certificates, approximately 29% of our investment securities were fixed-rate pass-through certificates or CMOs, and approximately 9% of our investment securities were CMO floaters. Our adjustable-rate pass-through certificates are backed by adjustable-rate mortgage loans and have coupon rates which adjust over time, subject to interest rate caps and lag periods, in conjunction with changes in short-term interest rates. CMO floaters are tranches of mortgage-backed securities where the interest rate adjusts in conjunction with changes in short-term interest rates. Our fixed-rate pass-through certificates are backed by fixed-rate mortgage rates which do not adjust over time. CMO floaters may be backed by fixed-rate mortgage loans or, less often, by adjustable-rate mortgage loans. In this Form 10-K, except where the context indicates otherwise, we use the term "adjustable-rate securities" or "adjustable-rate investment securities" to refer to adjustable-rate pass-through certificates, CMO floaters, and Agency debentures. At December 31, 2004, the weighted average yield on our portfolio of earning assets was 3.43% and the weighted average term to next rate adjustment on adjustable rate securities was 24 months.

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

         BORROWINGS

         We attempt to structure our borrowings to have interest rate adjustment indices and interest rate adjustment periods that, on an aggregate basis, correspond generally to the interest rate adjustment indices and periods of our adjustable-rate investment securities. However, periodic rate adjustments on our borrowings are generally more frequent than rate adjustments on our investment securities. At December 31, 2004, the weighted average cost of funds for all of our borrowings was 2.46%, the weighted average original term to maturity was 211 days, and the weighted average term to next rate adjustment of these borrowings was 111 days.

         We generally expect to maintain a ratio of debt-to-equity of between 8:1 and 12:1, although the ratio may vary from time to time depending upon market conditions and other factors that our management deems relevant. For purposes of calculating this ratio, our equity is equal to the value of our investment portfolio on a mark-to-market basis, less the book value of our obligations under repurchase agreements and other collateralized borrowings. At December 31, 2004, our ratio of debt-to-equity was 9.8:1.

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

         MANAGEMENT

         The following table sets forth certain information as of March 4, 2005 concerning our executive officers:

------------------------------------ -------------- ------------------------------------------------------------------
               NAME                       AGE                        POSITION HELD WITH THE COMPANY
------------------------------------ -------------- ------------------------------------------------------------------
Michael A.J. Farrell                      53        Chairman of the Board, Chief Executive Officer and President
------------------------------------ -------------- ------------------------------------------------------------------
Wellington J. Denahan-Norris              41        Vice Chairman of the Board and Chief Investment Officer
------------------------------------ -------------- ------------------------------------------------------------------
Kathryn F. Fagan                          38        Chief Financial Officer and Treasurer
------------------------------------ -------------- ------------------------------------------------------------------
Jennifer S. Karve                         34        Executive Vice President
------------------------------------ -------------- ------------------------------------------------------------------
James P. Fortescue                        31        Senior Vice President and Repurchase Agreement Manager
------------------------------------ -------------- ------------------------------------------------------------------
Kristopher Konrad                         30        Senior Vice President and Portfolio Mangager
------------------------------------ -------------- ------------------------------------------------------------------
Jeremy Diamond                            41        Executive  Vice President
------------------------------------ -------------- ------------------------------------------------------------------
Ronald Kazel                              37        Executive  Vice President--Business Development
------------------------------------ -------------- ------------------------------------------------------------------
Rose-Marie Lyght                          31        Senior Vice-President and Portfolio Manager
------------------------------------ -------------- ------------------------------------------------------------------
R. Nicholas Singh                         45        Executive Vice President, General Counsel, Secretary and Chief
                                                    Compliance Officer
------------------------------------ -------------- ------------------------------------------------------------------

         Mr. Farrell and Ms. Denahan-Norris have an average of 24 years experience in the investment banking and investment management industries where, in various capacities, they have each managed portfolios of mortgage-backed securities, arranged collateralized borrowings and utilized hedging techniques to mitigate interest rate and other risk within fixed-income portfolios. Ms. Fagan is a certified public accountant and, prior to becoming our Chief Financial Officer and Treasurer, served as Chief Financial Officer and Controller of a publicly owned savings and loan association. Mrs. Karve has worked for us since December 1996. Mr. Diamond joined Annaly in March 2002. From 1990 to 2002 he was President of Grant's Financial Publishing. Mr. Kazel is in charge of business development for FIDAC and Annaly and Mr. Kazel joined Annaly in December 2001. Prior to joining FIDAC and Annaly, Mr. Kazel was a Senior Vice-

President in Friedman Billings Ramsey's financial services investment banking group. Ms. Lyght joined Annaly in April 1999. Mr. Singh joined Annaly in February 2005. Prior to that, he was a partner in the law firm of McKee Nelson LLP, and prior to that, a partner in Sidley Austin Brown & Wood LLP. We had 30 full-time employees at December 31, 2004.

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

                                BUSINESS STRATEGY

GENERAL

         Our principal business objective is to generate income for distribution to our stockholders, primarily from the net cash flows on our investment securities. Our net cash flows result primarily from the difference between the interest income on our investment securities and borrowing costs of our repurchase agreements and from dividends we receive from FIDAC. To achieve our business objective and generate dividend yields, our strategy is:

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

         At December 31, 2004, our mortgage-backed securities consist of pass-through certificates and collateralized mortgage obligations issued or guaranteed by FHLMC, FNMA or GNMA. We have not, and will not, invest in REMIC residuals, other CMO residuals or mortgage-backed securities, such as inverse floaters, which have imbedded leverage as part of their structural characteristics.

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

         MORTGAGE LOANS

         As of December 31, 2004, we have not invested directly in mortgage loans, but we may from time-to-time invest a small percentage of our assets directly in single-family, multi-family or commercial mortgage loans. We expect that the majority of these mortgage loans would be ARM pass-through certificates. The interest rate on an ARM pass-through certificate is typically tied to an index (such as LIBOR or the interest rate on Treasury bills), and is adjustable periodically at specified intervals. These mortgage loans are typically subject to lifetime interest rate caps and periodic interest rate or payment caps. The acquisition of mortgage loans generally involves credit risk. We may obtain credit enhancement to mitigate this risk; however, there can be no assurances that we will able to obtain credit enhancement or that credit enhancement would mitigate the credit risk of the underlying mortgage loans.

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

         We intend to acquire only those mortgage-backed securities that we believe we have the necessary expertise to evaluate and manage, that we can readily finance and that are consistent with our balance sheet guidelines and risk management objectives. Since we expect to hold our mortgage-backed securities until maturity, we generally do not seek to acquire assets whose investment returns are only attractive in a limited range of scenarios. We believe that future interest rates and mortgage prepayment rates are very difficult to predict and, as a result, we seek to acquire mortgage-backed securities which we believe provide acceptable returns over a broad range of interest rate and prepayment scenarios.

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

         We may acquire newly issued mortgage-backed securities, and also may seek to expand our capital base in order to further increase our ability to acquire new assets, when the potential returns from new investments appears attractive relative to the return expectations of stockholders. We may in the future acquire mortgage-backed securities by offering our debt or equity securities in exchange for the mortgage-backed securities.

         We generally intend to hold mortgage-backed securities for extended periods. In addition, the REIT provisions of the Internal Revenue Code limit in certain respects our ability to sell mortgage-backed securities. We may decide however to sell assets from time to time, for a number of reasons, including our desire to dispose of an asset as to which credit risk concerns have arisen, to reduce interest rate risk, to substitute one type of mortgage-backed security for another, to improve yield or to maintain compliance with the 55% requirement under the Investment Company Act, or generally to re-structure the balance sheet when we deem advisable. Our board of directors has not adopted any policy that would restrict management's authority to determine the timing of sales or the selection of mortgage-backed securities to be sold.

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

         CAPITAL AND LEVERAGE

         We expect generally to maintain a debt-to-equity ratio of between 8:1 and 12:1, although the ratio may vary from time-to-time depending upon market conditions and other factors our management deems relevant, including the composition of our balance sheet, haircut levels required by lenders, the market value of the mortgage-backed securities in our portfolio and "excess capital cushion" percentages (as described below) set by our board of directors from time to time. For purposes of calculating this ratio, our equity (or capital base) is equal to the value of our investment portfolio on a mark-to-market basis less the book value of our obligations under repurchase agreements and other collateralized borrowings. At December 31, 2004, our ratio of debt-to-equity was 9.8:1.

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

         The first component of our capital requirements is the current aggregate over-collateralization amount or "haircut" the lenders require us to hold as capital. The haircut for each mortgage-backed security is determined by our lenders based on the risk characteristics and liquidity of the asset. Haircut levels on individual borrowings generally range from 3% for certain FHLMC, FNMA or GNMA mortgage-backed securities to 20% for certain privately-issued mortgage-backed securities. At December 31, 2004, the weighted average haircut level on our securities was 3.95%. Should the market value of our pledged assets decline, we will be required to deliver additional collateral to our lenders to maintain a constant over-collateralization level on our borrowings.

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

         We expect to continue to use repurchase agreements as our principal financing device to leverage our mortgage-backed securities portfolio. We anticipate that, upon repayment of each borrowing under a repurchase agreement, we will use the collateral immediately for borrowing under a new repurchase agreement. At present, we have entered into uncommitted facilities with 32 lenders for borrowings in the form of repurchase agreements. We have not at the present time entered into any commitment agreements under which the lender would be required to enter into new repurchase agreements during a specified period of time, nor do we presently plan to have liquidity facilities with commercial banks. We may, however, enter into such commitment agreements in the future. We enter into repurchase agreements primarily with national broker-dealers, commercial banks and other lenders which typically offer this type of financing. We enter into collateralized borrowings only with financial institutions meeting credit standards approved by our board of directors, and we monitor the financial condition of these institutions on a regular basis.

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

         We seek to build a balance sheet and undertake an interest rate risk management program which is likely to generate positive earnings and maintain an equity liquidation value sufficient to maintain operations given a variety of potentially adverse circumstances. Accordingly, our interest rate risk management program addresses both income preservation, as discussed above, and capital preservation concerns. For capital preservation, we monitor our "duration." This is the expected percentage change in market value of our assets that would be caused by a 1% change in short and long-term interest rates. To monitor duration and the related risks of fluctuations in the liquidation value of our equity, we model the impact of various economic scenarios on the market value of our mortgage-backed securities and liabilities. At December 31, 2004, we estimate that the duration of our assets was 1.7%. We believe that our interest rate risk management program will allow us to maintain operations throughout a wide variety of potentially adverse circumstances. Nevertheless, in order to further preserve our capital base (and lower our duration) during periods when we believe a trend of rapidly rising interest rates has been established, we may decide to enter into or increase hedging activities or to sell assets. Each of these actions may lower our earnings and dividends in the short term to further our objective of maintaining attractive levels of earnings and dividends over the long term.

         We may elect to conduct a portion of our hedging operations through one or more subsidiary corporations, each of which we would elect to treat as a "taxable REIT subsidiary." To comply with the asset tests applicable to us as a REIT, we could own 100% of the voting stock of such subsidiary, provided that the value of the stock that we own in all such taxable REIT subsidiaries does not exceed 20% of the value of our total assets at the close of any calendar quarter. A taxable subsidiary, such as FIDAC, would not elect REIT status and would distribute any net profit after taxes to us and its other stockholders. Any dividend income we receive from the taxable subsidiary (combined with all other income generated from our assets, other than qualified REIT real estate assets) must not exceed 25% of our gross income.

         We believe that we have developed a cost-effective asset/liability management program to provide a level of protection against interest rate and prepayment risks. However, no strategy can completely insulate us from interest rate changes and prepayment risks. Further, as noted above, the federal income tax requirements that we must satisfy to qualify as a REIT limit our ability to hedge our interest rate and prepayment risks. We monitor carefully, and may have to limit, our asset/liability management program to assure that we do not realize excessive hedging income, or hold hedging assets having excess value in relation to total assets, which could result in our disqualification as a REIT, the payment of a penalty tax for failure to satisfy certain REIT tests under the Internal Revenue Code, provided the failure was for reasonable cause. In addition, asset/liability management involves transaction costs which increase dramatically as the period covered by the hedging protection increases. Therefore, we may be unable to hedge effectively our interest rate and prepayment risks.

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

DIVIDEND REINVESTMENT AND SHARE PURCHASE PLAN

         We have adopted a dividend reinvestment and share purchase plan. Under the dividend reinvestment feature of the plan, existing shareholders can reinvest their dividends in additional shares of our common stock. Under the share purchase feature of the plan, new and existing shareholders can purchase shares of our common stock. We have an effective shelf registration statement on Form S-3 which initially registered 2,000,000 shares that could be issued under the plan. We still sell shares covered by this registration statement under the plan.

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

                                   COMPETITION

        We believe that our principal competition in the acquisition and holding of the types of mortgage-backed securities we purchase are financial institutions such as banks, savings and loans, life insurance companies, institutional investors such as mutual funds and pension funds, and certain other mortgage REITs. Some of our competitors have greater financial resources and access to capital than we do. Our competitors, as well as of additional competitors which may emerge in the future, may increase the competition for the acquisition of mortgage-backed securities, which in turn may result in higher prices and lower yields on assets.

                                  RISK FACTORS

         An investment in our stock involves a number of risks. Before making an investment decision, you should carefully consider all of the risks described in this Form 10-K. If any of the risks discussed in this Form 10-K actually occur, our business, financial condition and results of operations could be materially adversely affected. If this were to occur, the trading price of our stock could decline significantly and you may lose all or part of your investment.

RISKS RELATED TO OUR BUSINESS

AN INCREASE IN THE INTEREST PAYMENTS ON OUR BORROWINGS RELATIVE TO THE INTEREST WE EARN ON OUR INVESTMENT SECURITIES MAY ADVERSELY AFFECT OUR PROFITABILITY

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

o DIFFERENCES IN TIMING OF INTEREST RATE ADJUSTMENTS ON OUR INVESTMENT SECURITIES AND OUR BORROWINGS MAY ADVERSELY AFFECT OUR PROFITABILITY

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

         Most of the investment securities we acquire are adjustable-rate securities. This means that their interest rates may vary over time based upon changes in an objective index, such as:

         - LIBOR. The interest rate that banks in London offer for deposits in London of U.S. dollars.

         - TREASURY RATE. A monthly or weekly average yield of benchmark U.S. Treasury securities, as published by the Federal Reserve Board.

         - CD RATE. The weekly average of secondary market interest rates on six-month negotiable certificates of deposit, as published by the Federal Reserve Board.

         These indices generally reflect short-term interest rates. On December 31, 2004, approximately 71% of our investment securities were adjustable-rate securities.

         The interest rates on our borrowings similarly vary with changes in an objective index. Nevertheless, the interest rates on our borrowings generally adjust more frequently than the interest rates on our adjustable-rate investment securities. For example, on December 31, 2004, our adjustable-rate investment securities had a weighted average term to next rate adjustment of 24 months, while our borrowings had a weighted average term to next rate adjustment of 111 days. Accordingly, in a period of rising interest rates, we could experience a decrease in net income or a net loss because the interest rates on our borrowings adjust faster than the interest rates on our adjustable-rate investment securities.

o INTEREST RATE CAPS ON OUR INVESTMENT SECURITIES MAY ADVERSELY AFFECT OUR PROFITABILITY

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

o BECAUSE WE ACQUIRE FIXED-RATE SECURITIES, AN INCREASE IN INTEREST RATES MAY ADVERSELY AFFECT OUR PROFITABILITY

         While the majority of our investments consist of adjustable-rate investment securities, we also invest in fixed-rate mortgage-backed securities. In a period of rising interest rates, our interest payments could increase while the interest we earn on our fixed-rate mortgage-backed securities would not change. This would adversely affect our profitability. On December 31, 2004, approximately 29% of our investment securities were fixed-rate securities.

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

         We often purchase mortgage-backed securities that have a higher interest rate than the market interest rate at the time. In exchange for this higher interest rate, we must pay a premium over the market value to acquire the security. In accordance with accounting rules, we amortize this premium over the term of the mortgage-backed security. If the mortgage-backed security is prepaid in whole or in part prior to its maturity date, however, we must expense all or a part of the remaining unamortized portion of the premium that was prepaid at the time of the prepayment. This adversely affects our profitability. On December 31, 2004, approximately 98% of the mortgage-backed securities we owned were acquired at a premium.

         Prepayment rates generally increase when interest rates fall and decrease when interest rates rise, but changes in prepayment rates are difficult to predict. Prepayment rates also may be affected by conditions in the housing and financial markets, general economic conditions and the relative interest rates on fixed-rate and adjustable-rate mortgage loans.

         We may seek to reduce prepayment risk by acquiring mortgage-backed securities at a discount. If a discounted security is prepaid in whole or in part prior to its maturity date, we will earn income equal to the amount of the remaining discount. This will improve our profitability if the discounted securities are prepaid faster than expected. On December 31, 2004, approximately 1% of the mortgage-backed securities we owned were acquired at a discount.

         We also can acquire mortgage-backed securities that are less affected by prepayments. For example, we can acquire CMOs, a type of mortgage-backed security. CMOs divide a pool of mortgage loans into multiple tranches that allow for shifting of prepayment risks from slower-paying tranches to faster-paying tranches. This is in contrast to pass-through or pay-through mortgage-backed securities, where all investors share equally in all payments, including all prepayments. As discussed below, the Investment Company Act of 1940 (or the Investment Company Act) imposes restrictions on our purchase of CMOs. On December 31, 2004, approximately 27% of our mortgage-backed securities were CMOs and approximately 73% of our mortgage-backed securities were pass-through or pay-through securities.

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

o    OUR LEVERAGE MAY CAUSE SUBSTANTIAL LOSSES

         Because of our significant leverage, we may incur substantial losses if our borrowing costs increase. Our borrowing costs may increase for any of the following reasons:

         -    short-term interest rates increase;

         -    the market value of our investment securities decreases;

         -    interest rate volatility increases; or

         -    the availability of financing in the market decreases.

o OUR LEVERAGE MAY CAUSE MARGIN CALLS AND DEFAULTS AND FORCE US TO SELL ASSETS UNDER ADVERSE MARKET CONDITIONS

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

         - our lenders require that we provide additional collateral to cover our borrowings.

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

         -    the value and liquidity of our investment securities.

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

         To date, all of our mortgage-backed securities have been agency certificates and agency debentures which, although not rated, carry an implied "AAA" rating. Agency certificates are mortgage pass-through certificates where Freddie Mac, Fannie Mae or Ginnie Mae guarantees payments of principal or interest on the certificates. Agency debentures are debt instruments issued by Freddie Mac, Fannie Mae, or the FHLB.

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

WE ARE DEPENDENT ON OUR KEY PERSONNEL

         We are dependent on the efforts of our key officers and employees, including Michael A. J. Farrell, our Chairman of the board of directors, Chief Executive Officer, and President, Wellington J. Denahan-Norris, our Vice Chairman and Chief Investment Officer, Kathryn F. Fagan, our Chief Financial Officer and Treasurer, and Jennifer S. Karve, our

Executive Vice President. The loss of any of their services could have an adverse effect on our operations. Although we have employment agreements with each of them, we cannot assure you they will remain employed with us.

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

         On October 22, 2004, President Bush signed the American Jobs Creation Act of 2004 (the 2004 Act), which, among other things, amends the rules applicable to REIT qualification. In particular, the 2004 Act provides that a REIT that fails the quarterly asset tests for one or more quarters will not lose its REIT status as a result of such failure if either (i) the failure is regarded as a de minimis failure under standards set out in the 2004 Act, or
(ii) the failure is greater than a de minimis failure but is attributable to reasonable cause and not willful neglect. In the case of a greater than de minimis failure, however, the REIT must pay a tax and must remedy the failure within 6 months of the close of the quarter in which the failure was identified. In addition, the 2004 Act provides relief for failures of other tests imposed as a condition of REIT qualification, as long as the failures are attributable to reasonable cause and not willful neglect. A REIT would be required to pay a penalty of $50,000, however, in the case of each failure. The above-described changes apply for taxable years of REITs beginning after the date of enactment.

o    WE HAVE CERTAIN DISTRIBUTION REQUIREMENTS

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

o    RECENT TAX LEGISLATION COULD AFFECT THE VALUE OF OUR STOCK

         On May 28, 2003, President Bush signed the Jobs and Growth Tax Relief and Reconciliation Act of 2003 (the "Act"), which, among other things, reduces the rate at which individual stockholders are subject to tax on dividends paid by regular C corporations to a maximum rate of 15%. Generally, REITs are tax advantaged relative to C corporations because, unlike C corporations, REITs are allowed a deduction for dividends paid, which, in most cases, allows a REIT to avoid paying corporate level federal income tax on its earnings. The provisions of the Act reducing the rate at which individual stockholders pay tax on dividend income from C corporations may serve to mitigate this tax advantage and may cause individuals to view an investment in a C corporation as more attractive than an investment in a REIT. This may adversely affect the value of our stock.

o LIMITS ON OWNERSHIP OF OUR COMMON STOCK COULD HAVE ADVERSE CONSEQUENCES TO YOU AND COULD LIMIT YOUR OPPORTUNITY TO RECEIVE A PREMIUM ON OUR STOCK

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

o A REIT CANNOT INVEST MORE THAN 20% OF ITS TOTAL ASSETS IN THE STOCK OR SECURITIES OF ONE OR MORE TAXABLE REIT SUBSIDIARIES; THEREFORE, FIDAC CANNOT CONSTITUTE MORE THAN 20% OF OUR TOTAL ASSETS

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

         The stock and securities of FIDAC, our only taxable REIT subsidiary, are expected to represent less than 20% of the value of our total assets. Furthermore, we intend to monitor the value of our investments in the stock and securities of FIDAC (and any other taxable REIT subsidiary in which we may invest) to ensure compliance with the above-described 20% limitation. We cannot assure you, however, that we will always be able to comply with the 20% limitation so as to maintain REIT status.

o TAXABLE REIT SUBSIDIARIES ARE SUBJECT TO TAX AT THE REGULAR CORPORATE RATES, ARE NOT REQUIRED TO DISTRIBUTE DIVIDENDS, AND THE AMOUNT OF DIVIDENDS A TAXABLE REIT SUBSIDIARY CAN PAY TO ITS PARENT REIT MAY BE LIMITED BY REIT GROSS INCOME TESTS

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

o IF INTEREST ACCRUES ON INDEBTEDNESS OWED BY A TAXABLE REIT SUBSIDIARY TO ITS PARENT REIT AT A RATE IN EXCESS OF A COMMERCIALLY REASONABLE RATE, OR IF TRANSACTIONS BETWEEN A REIT AND A TAXABLE REIT SUBSIDIARY ARE ENTERED INTO ON OTHER THAN ARM'S-LENGTH TERMS, THE REIT MAY BE SUBJECT TO A PENALTY TAX

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

RISKS OF OWNERSHIP OF OUR COMMON STOCK

ISSUANCES OF LARGE AMOUNTS OF OUR STOCK COULD CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO DECLINE.

         As of March 1, 2005, 121,272,323 shares of our common stock were outstanding. If we issue a significant number of shares of common stock or securities convertible into common stock in a short period of time, there could be a dilution of the existing common stock and a decrease in the market price of the common stock.

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

ISSUANCES OF SHARES TO FIDAC SHAREHOLDERS

         As a result of our acquisition of FIDAC, FIDAC shareholders may receive additional shares of our common stock as an earn-out in 2005, 2006, and 2007 worth up to $49,500,000 if FIDAC meets specific performance goals under the merger agreement. We cannot calculate how many shares we will issue under the earn-out provisions since that will vary depending upon whether and the extent to which FIDAC achieves specific performance goals. Even if FIDAC achieves specific performance goals for a fiscal year, the number of additional shares to be issued to the FIDAC shareholders will vary depending on our average share price for the first 20 trading days of the following fiscal year.

ITEM 2.  PROPERTIES

         Our executive and administrative office is located at 1211 Avenue of the Americas, Suite 2902 New York, New York 10036, telephone 212-696-0100. This office is leased under a non-cancelable lease expiring December 31, 2009.

ITEM 3.  LEGAL PROCEEDINGS

         At December 31, 2004, there were no pending legal proceedings to which we were a party, or to which any of our property was subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         We did not submit any matters to a vote of our stockholders during the fourth quarter of 2004.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock began trading publicly on October 8, 1997 and is traded on the New York Stock Exchange under the trading symbol "NLY". As of March 1, 2005, we had 121,272,323 shares of common stock issued and outstanding which were held by approximately 120,000 holders of record.

         The following table sets forth, for the periods indicated, the high, low, and closing sales prices per share of our common stock as reported on the New York Stock Exchange composite tape and the cash dividends declared per share of our common stock.

                                                           Stock Prices

                                                     High       Low       Close

First Quarter ended March 31, 2004                  $21.22     $18.15     $18.02
Second Quarter ended June 30, 2004                  $19.63     $15.94     $16.09
Third Quarter ended September 30, 2004              $18.44     $15.95     $16.71
Fourth Quarter ended December 31, 2004              $20.53     $16.33     $19.62

                                                     High       Low       Close

First Quarter ended March 31, 2003                  $19.55     $16.54     $17.47
Second Quarter ended June 30, 2003                  $20.80     $17.43     $19.91
Third Quarter ended September 30, 2003              $21.10     $16.13     $16.42
Fourth Quarter ended December 31, 2003              $19.00     $15.65     $18.40


                                                 Common Dividends
                                                Declared Per Share

First Quarter ended March 31, 2004                     $0.50
Second Quarter ended June 30, 2004                     $0.48
Third Quarter ended September 30, 2004                 $0.50
Fourth Quarter ended December 31, 2004                 $0.50

First Quarter ended March 31, 2003                     $0.60
Second Quarter ended June 30, 2003                     $0.60
Third Quarter ended September 30, 2003                 $0.28
Fourth Quarter ended December 31, 2003                 $0.47



         We intend to pay quarterly dividends and to distribute to our stockholders all or substantially all of our taxable income in each year (subject to certain adjustments). This will enable us to qualify for the tax benefits accorded to a REIT under the Code. We have not established a minimum dividend payment level and our ability to pay dividends may be adversely affected for the reasons described under the caption "Risk Factors." All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our REIT status and such other factors as our board of directors may deem relevant from time to time. No dividends can be paid on our common stock unless we have paid full cumulative dividends on our preferred stock. From the date of issuance of our preferred stock through December 31, 2004, we have paid full cumulative dividends on our preferred stock.

                      EQUITY COMPENSATION PLAN INFORMATION

         We have adopted a long term stock incentive plan for executive officers, key employees and nonemployee directors (the "Incentive Plan"). The Incentive Plan authorizes the Compensation Committee of the board of directors to grant awards, including incentive stock options as defined under Section 422 of the Code ("ISOs") and options not so qualified ("NQSOs"). The Incentive Plan authorizes the granting of options or other awards for an aggregate of the greater of 500,000 shares or 9.5% of the outstanding shares of our common stock. For a description of our Incentive Plan, see Note 9 to the Financial Statements.

         The following table provides information as of December 31, 2004, concerning shares of our common stock authorized for issuance under our existing Incentive Plan.

                                                                                             Number of securities
                                                                                            remaining available for
                                Number of securities to be    Weighted-average exercise      future issuance under
                                  issued upon exercise of       price of outstanding       Incentive Plan (excluding
        Plan Category               outstanding options                options                previously issued)
------------------------------- ---------------------------- ---------------------------- ----------------------------
Incentive Plan approved by
shareholders                             1,645,721                     $15.66                    9,874,264(1)

Incentive Plan not approved
by shareholders                             --                           --                           --
                                ---------------------------- ---------------------------- ----------------------------
Total                                    1,645,721                     $15.66                      9,874,264
                                ============================ ============================ ============================

(1) The Incentive Plan authorizes the granting of options or other awards for an aggregate of the greater of 500,000 or 9.5% of the outstanding shares on a fully diluted basis of our common stock. ( (121,263,000 *9.5%)-1,645,721)

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data are derived from our audited financial statements for the years ended December 31, 2004, 2003, 2002, 2001, and 2000. The selected financial data should be read in conjunction with the more detailed information contained in the Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

                             SELECTED FINANCIAL DATA
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                     FOR THE YEAR
                                                          ENDED       FOR THE YEAR   FOR THE YEAR   FOR THE YEAR    FOR THE YEAR
                                                      DECEMBER 31,       ENDED           ENDED          ENDED          ENDED
                                                          2004        DECEMBER 31,   DECEMBER 31,   DECEMBER 31,    DECEMBER 31,
                                                     (CONSOLIDATED)       2003           2002           2001            2000
                                                   ------------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:
     Interest income                                      $532,328        $337,433       $404,165       $263,058        $109,750
     Interest expense                                      270,116         182,004        191,758        168,055          92,902
                                                   ------------------------------------------------------------------------------
     Net interest income                                  $262,212        $155,429       $212,407        $95,003         $16,848
     Investment advisory and service fees                   12,512              --             --             --              --
     Gain on sale of mortgage-backed securities              5,215          40,907         21,063          4,586           2,025
     Distribution fees                                       2,860              --             --             --              --
     General and administrative expenses
            (G&A expense)                                   24,029          16,233         13,963          7,311           2,286
                                                   ------------------------------------------------------------------------------
      Income before taxes                                  253,050         180,103        219,507         92,278          16,587
      Income taxes                                           4,458              --             --             --              --
                                                   ------------------------------------------------------------------------------
      Net income                                           248,592         180,103        219,507         92,278          16,587
      Dividend on preferred stock                            7,745              --             --             --              --
                                                   ------------------------------------------------------------------------------
     Net income available to common shareholders          $240,847        $180,103       $219,507        $92,278         $16,587
                                                   ==============================================================================
     Basic net income per average common share               $2.04           $1.95          $2.68          $2.23           $1.18
     Diluted net income per average common share             $2.03           $1.94          $2.67          $2.21           $1.15
     Dividends declared per common share                     $1.98           $1.95          $2.67          $1.75           $1.15
     Dividends declared per preferred share                  $1.45              --             --             --              --

                                                      DECEMBER 31,
                                                          2004        DECEMBER 31,   DECEMBER 31,   DECEMBER 31,    DECEMBER 31,
BALANCE SHEET DATA:                                  (CONSOLIDATED)       2003           2002           2001            2000
                                                   ------------------------------------------------------------------------------
     Mortgage-Backed Securities, at fair value         $19,038,386     $11,956,512    $11,551,857     $7,575,379      $1,978,219
     Agency Debentures, at fair value                      390,509         978,167             --             --              --
     Total assets                                      $19,560,299      12,990,286     11,659,084      7,717,314       2,035,029
     Repurchase agreements                             $16,707,879      11,012,903     10,163,174      6,367,710       1,628,359
     Total liabilities                                  17,859,829      11,841,066     10,579,018      7,049,957       1,899,386
     Stockholders' equity                                1,700,470       1,149,220      1,080,066        667,357         135,642
     Number of common shares outstanding               121,263,000      96,074,096     84,569,206     59,826,975      14,522,978

                                                     FOR THE YEAR
                                                          ENDED       FOR THE YEAR   FOR THE YEAR   FOR THE YEAR    FOR THE YEAR
                                                      DECEMBER 31,       ENDED           ENDED          ENDED          ENDED
                                                          2004        DECEMBER 31,   DECEMBER 31,   DECEMBER 31,    DECEMBER 31,
OTHER DATA:                                          (CONSOLIDATED)       2003           2002           2001            2000
                                                   ------------------------------------------------------------------------------
     Average total assets                              $17,293,174     $12,975,039    $10,486,423     $5,082,852      $1,652,459
     Average investment securities                      16,399,184      12,007,333      9,575,365      4,682,778       1,564,228
     Average borrowings                                 15,483,118      11,549,368      9,128,933      4,388,900       1,449,999
     Average equity                                      1,550,076       1,122,633        978,107        437,376         117,727
     Yield on average interest earning assets                3.25%           2.81%          4.22%          5.62%           7.02%
     Cost of funds on average interest bearing
          liabilities                                        1.74%           1.58%          2.10%          3.83%           6.41%
     Interest rate spread                                    1.51%           1.23%          2.12%          1.79%           0.61%

                                                     FOR THE YEAR
                                                          ENDED       FOR THE YEAR   FOR THE YEAR   FOR THE YEAR    FOR THE YEAR
                                                      DECEMBER 31,       ENDED           ENDED          ENDED          ENDED
                                                          2004        DECEMBER 31,   DECEMBER 31,   DECEMBER 31,    DECEMBER 31,
FINANCIAL RATIOS:                                    (CONSOLIDATED)       2003           2002           2001            2000
                                                   ------------------------------------------------------------------------------
     Net interest margin (net interest
           income/average total assets)                      1.52%           1.20%          2.03%          1.87%           1.02%
     G&A expense as a percentage of average
           total assets                                      0.14%           0.13%          0.13%          0.14%           0.14%
     G&A expense as a percentage of average
          equity                                             1.55%           1.45%          1.43%          1.67%           1.94%
     Return on average total assets                          1.44%           1.39%          2.09%          1.82%           1.00%
     Return on average equity                               16.04%          16.04%         22.44%         21.10%          14.09%

ITEM 7.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

OVERVIEW

         We are a self-managed real estate investment trust that owns and manages a portfolio of mortgage-backed securities and agency debentures. Our principal business objective is to generate net income for distribution to our stockholders from the spread between the interest income on our investment securities and the costs of borrowing to finance our acquisition of investment securities.

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

         The results of our operations are affected by various factors, many of which are beyond our control. Our results of operations primarily depend on, among other things, the level of our net interest income, the market value of our assets and the supply of and demand for such assets. Our net interest income, which reflects the amortization of purchase premiums, varies primarily as a result of changes in interest rates, borrowing costs and prepayment speeds, the behavior of which involves various risks and uncertainties. Prepayment speeds, as reflected by the Constant Prepayment Rate, or CPR, and interest rates vary according to the type of investment, conditions in financial markets, competition and other factors, none of which can be predicted with any certainty. In general, as prepayment speeds on our Mortgage-Backed Securities portfolio increase, related purchase premium amortization increases, thereby reducing the net yield on such assets. The CPR on our Mortgage Backed Securities portfolio averaged 29% and 42% for the years ended December 31, 2004 and 2003, respectively. Since changes in interest rates may significantly affect our activities, our operating results depend, in large part, upon our ability to effectively manage interest rate risks and prepayment risks while maintaining our status as a REIT.

         The following table presents the CPR experienced on our Mortgage-Backed Securities portfolio, on an annualized basis, for the quarterly periods presented.

QUARTER ENDED                            CPR
-------------                            ---
December 31, 2004                        27%
September 30, 2004                       25%
June 30, 2004                            33%
March 31, 2004                           31%
December 31, 2003                        42%

         We believe that the CPR in future periods will depend, in part, on changes in and the level of market interest rates across the yield curve, with higher CPRs expected during periods of declining interest rates and lower CPRs expected during periods of rising interest rates.

         We have extended contractual maturities on borrowings, such that our weighted average contractual maturity on our repurchase agreements was 211 days at December 31, 2004, as compared to 203 days at December 31, 2003.

         The table below provides quarterly information regarding our average balances, interest income, interest expense, yield on assets, cost of funds and net interest income for the quarterly periods presented.

                                                          Yield on
                            Average                        Average         Average
                           Investment         Total       Interest        Balance of           Total        Average
                           Securities        Interest      Earning        Repurchase         Interest       Cost of   Net Interest
                            Held (1)          Income        Assets        Agreements          Expense        Funds       Income
                          ------------     ------------   ----------    --------------     -------------   ---------  ------------
                                             (ratios for the quarters have been annualized, dollars in thousands)
Quarter Ended
  December 31, 2004       $17,932,449        $156,783        3.50%        $16,896,216         $93,992        2.23%      $62,791
Quarter Ended
   September 30, 2004     $16,562,971        $138,970        3.36%        $15,568,691         $70,173        1.80%      $68,797
Quarter Ended
   June 30, 2004          $16,649,072        $122,234        2.94%        $15,880,353         $55,648        1.40%      $66,586
Quarter Ended
   March 31, 2004         $14,452,245        $114,341        3.16%        $13,587,211         $50,303        1.48%      $64,038

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

         Market valuation of Investment Securities: All assets classified as available-for-sale are reported at fair value, based on market prices. Although we generally intend to hold most of our Investment Securities until maturity, we may, from time to time, sell any of our Investment Securities as part our overall management of our portfolio. Accordingly, we are required to classify all of our Investment Securities as available-for-sale. Our policy is to obtain market values from at least three independent sources and record the market value of the securities based on the average of the three. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. The investments with unrealized losses are not considered other-than-temporarily impaired since the Company has the ability and intent to hold the investments for a period of time, to maturity if necessary, sufficient for a forecasted market price recovery up to or beyond the cost of the investments. Unrealized losses on Investment Securities that are considered other than temporary, as measured by the amount of decline in fair value attributable to factors other than temporary, are recognized in income and the cost basis of the Investment Securities is adjusted. There were no such adjustments for the years ended December 31, 2004, 2003 or 2002. If in the future, management determines an impairment to be other-than temporary we may need to realize a loss that would have an impact on future income.

         Interest income: Interest income is accrued based on the outstanding principal amount of the outstanding principal amount of the Investment Securities and their contractual terms. Premiums and discounts associated with the purchase of the Investment Securities are amortized or accreted into interest income over the projected lives of the securities using the interest method. Our policy for estimating prepayment speeds for calculating the effective yield is to evaluate historical performance, street consensus prepayment speeds, and current market conditions. If our estimate of prepayments is incorrect, we may be required to make an adjustment to the amortization or accretion of premiums and discounts that would have an impact on future income.

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

RESULTS OF OPERATIONS

         NET INCOME SUMMARY

         For the year ended December 31, 2004, our net income was $248.6 million or $2.04 basic earnings per average share available for common shareholders, as compared to $180.1 million or $1.95 basic earnings per average share for the year ended December 31, 2003. For the year ended December 31, 2002, our net income was $219.5 million, or $2.68 basic earnings per average share available for common shareholders. Net income per average share increased by $0.09 and total net income increased $68.5 million for the year ended December 31, 2004, when compared to the year ended December 31, 2003. We attribute the increase in total net income for the year ended December 31, 2004 over the year ended December 31, 2003 as being due to the increased asset base and the interest rate spread. The increased asset base was the result of deploying additional capital of approximately $581.0 million from December 31, 2003 to December 31, 2004 into our strategy. Also, the addition of $12.5 million advisory fee income from FIDAC for seven months of the year aided the increased revenue of the combined companies. The interest rate spread increased from 1.23% to 1.51%. The total amortization for the year ended December 31, 2004 was $179.6 million and for the year ended December 31, 2003 was $216.6 million. For the year ended December 31, 2004, gain on sale of Mortgage-Backed Securities was $5.2 million, as compared to $40.9 million for the year ended December 31, 2003. Even with the substantial decline in gain on sale of Mortgage-Backed Securities, the increase in spread income resulted in an increase in earnings per share year over year.

         Net income per average share decreased by $0.73 and total net income decreased $39.4 million for the year ended December 31, 2003, when compared to the year ended December 31, 2002. The reason for the decline in net income was due to the interest rate spread decreasing to 1.23% in 2003 from 2.12% for the prior year. The primary reason for the decline in interest rate spread is the amortization of premium paid on the mortgage-backed securities. The total amortization for the year ended December 31, 2003 was $216.6 million and for the year ended December 31, 2002 was $106.2 million. The trend of record prepayment levels began to decline in the fourth quarter of the year 2003 This was evidenced by the amortization for the fourth quarter of $38.4 million, in comparison to the third quarter of 2003 of $72.0 million

         Dividends per share for the year ended December 31, 2004 were $1.98 per share, or $245.6 million in total Dividends per share for the year ended December 31, 2003 were $1.95 per share, or $179.3 million in total. .Dividends per share for the year ended December 31, 2002 were $2.67 per share, or $223.6 million in total. Our return on average equity was 16.04% for the year ended December 31, 2004, 16.04% for the year ended December 31, 2003, and 22.44% for the year ended December 31, 2002. The table below presents the net income summary for the years ended December 31, 2004, 2003, 2002, 2001, and 2000.

                               NET INCOME SUMMARY
              (DOLLARS IN THE THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                       Year Ended      Year Ended     Year Ended      Year Ended     Year Ended
                                                        December      December 31,   December 31,    December 31,     December
                                                        31, 2004          2003           2002            2001         31, 2000
                                                    -------------- --------------- -------------- --------------- -------------

Interest income                                          $532,328        $337,433       $404,165        $263,058      $109,750
Interest expense                                          270,116         182,004        191,758         168,055        92,902
                                                    -------------- --------------- -------------- --------------- -------------
Net interest income                                       262,212         155,429       $212,407         $95,003       $16,848
Investment advisory and service fees                       12,512              --             --              --            --
Gain on sale of mortgage-backed securities                  5,215          40,907         21,063           4,586         2,025
Distribution fees                                           2,860              --              -              --            --
General and administrative expenses                        24,029          16,233         13,963           7,311         2,286
                                                    -------------- --------------- -------------- --------------- -------------
Income before income  taxes                               253,050         180,103        219,507          92,278        16,587
Income taxes                                                4,458              --             --              --            --
                                                    -------------- --------------- -------------- --------------- -------------
Net income                                                248,592         180,103        219,507          92,278        16,587
Dividend on preferred stock                                 7,745              --             --              --            --
                                                    -------------- --------------- -------------- --------------- -------------
Net income available to common shareholders              $240,847        $180,103       $219,507         $92,278       $16,587
                                                    ============== =============== ============== =============== =============

Weighted average number of basic common shares
outstanding                                           118,223,330      92,215,352     82,044,141      41,439,631    14,089,436
Weighted average number of diluted common shares
outstanding                                           118,459,145      93,031,253     82,282,883      41,857,498    14,377,459

Basic net income per share available to common
shareholders                                                $2.04           $1.95          $2.68           $2.23         $1.18
Diluted net income per share available to common
shareholders                                                $2.03           $1.94          $2.67           $2.21         $1.15

Average total assets                                  $17,293,174     $12,975,039    $10,486,423      $5,082,852    $1,652,459
Average equity                                          1,550,076       1,122,633        978,107         437,376       117,727

Return on average total assets                              1.44%           1.39%          2.09%           1.82%         1.00%
Return on average equity                                   16.04%          16.04%         22.44%          21.10%        14.09%

         INTEREST INCOME AND AVERAGE EARNING ASSET YIELD

         We had average earning assets of $16.4 billion for the year ended December 31, 2004. We had average earning assets of $12.0 billion for the year ended December 31, 2003. We had average earning assets of $9.6 billion for the year ended December 31, 2002. Our primary source of income is interest income. A portion of our income was generated by gains on the sales of our Mortgage-Backed Securities of $5.2 million, $40.9 million, and $21.1 million for the years ended December 31, 2004, 2003 and 2002, respectively. Our interest income was $532.3 million for the year ended December 31, 2004, $337.4 million for the year ended December 31, 2003, and $404.2 million for the year ended December 31, 2002. The yield on average investment securities was 3.25%, 2.81%, and 4.22% for the same respective periods. Our average earning asset balance increased by $4.4 billion for the year ended December 31, 2004 in comparison to the prior year. The increase was the direct result of the increased asset base and the increase in the interest rate yields. The weighted average coupon rate at December 31, 2004 was 4.53%, as compared to 4.36% at December 31, 2003. The prepayment speeds decreased to 29% CPR for the year ended December 31, 2004, from 42% CPR for the year ended December 31, 2003. The increase in coupon, in conjunction with lower prepayment speeds, resulted in an increase in yield of 44 basis points for the year 2004, when compared to 2003. The declining yield of 2.81% for the year ended December 31, 2003, as compared to the yield of 4.22% for the year ended December 31, 2002 were the direct result of increased amortization on our assets due to the rise in prepayments speeds to 42% CPR for the year ended December 31, 2003, from 33% CPR for the year ended December 31, 2002, especially in the third quarter of 2003. The homeowners' prepayment option makes the average term, yield and performance of a mortgage-backed security uncertain because of the uncertainty in timing the return of principal. In general, prepayments decrease the total yield on a bond purchased at a premium, because over the life of the bond that premium has to be amortized. The faster prepayments, the shorter the life of the security, which results in increased amortization. The table below shows our average balance of cash equivalents and investment securities, the yields we earned on each type of earning assets, our yield on average earning assets and our interest income for the years ended December 31, 2004, 2003, 2002, 2001, and 2000, and the four quarters in 2004.

                           AVERAGE EARNING ASSET YIELD
   (RATIOS FOR THE FOUR QUARTERS IN 2004 ARE ANNUALIZED, DOLLARS IN THOUSANDS)

                                                                    Yield on       Average
                                                     Average        Average        Constant
                                                    Investment     Investment     Prepayment     Interest
                                                    Securities     Securities        Rate         Income
                                                    ----------     ----------        ----         ------
For the Year Ended December 31, 2004               $16,399,184        3.25%          29%         $532,328
For the Year Ended December 31, 2003               $12,007,333        2.81%          42%         $337,433
For the Year Ended December 31, 2002                $9,575,365        4.22%          33%         $404,165
For the Year Ended December 31, 2001                $4,682,778        5.62%          27%         $263,058
For the Year Ended December 31, 2000                $1,564,228        7.02%          11%         $109,750
-------------------------------------------------------------------------------------------------------------
For the Quarter Ended December 31, 2004            $17,932,449        3.50%          27%         $156,783
For the Quarter Ended September 30, 2004           $16,562,971        3.36%          25%         $138,970
For the Quarter Ended June 30, 2004                $16,649,072        2.94%          33%         $122,234
For  the Quarter Ended March 31, 2004              $14,452,245        3.16%          31%         $114,341

         The Constant Prepayment Rate decreased to 29% for the year ended December 31, 2004, as compared to 42% for the year ended December 31, 2003 and 33% for the year ended December 31, 2002. The total amortization for the year ended December 31, 2004, 2003, and 2002 was $179.6 million , $216.6 million, and $106.2 million, respectively. For the first, second, third, and fourth quarters of 2004, amortization was $41.5 million, $56.1 million, $39.7 million, and $42.3 million, respectively. The second quarter experienced the highest level of prepayments and the third and fourth quarters were materially unchanged, providing evidence that the trend of higher prepayments is continuing.

         INTEREST EXPENSE AND THE COST OF FUNDS

         We anticipate that our largest expense will be the cost of borrowed funds. We had average borrowed funds of $15.5 billion and total interest expense of $270.1 million for the year ended December 31, 2004. We had average borrowed funds of $11.5 billion and total interest expense of $182.0 million for the year ended December 31, 2003. We had average borrowed funds of $9.1 billion and total interest expense of $191.8 million for the year ended December 31, 2002. Our average cost of funds was 1.74% for the year ended December 31, 2004 and 1.58% for the year ended December 31, 2003 and 2.10% for the year December 31, 2002. The cost of funds rate increased by 16 basis points and the average borrowed funds increased by $4.0 billion for the year ended December 31, 2004 when compared to the year ended December 31, 2003. Interest expense for the year increased by $88.1 million; due to the substantial increase in the average repurchase balance and the increase in the cost of funds rate. The increase in the average repurchase balance was the result of our implementing our leveraged strategy after the completion of the equity offerings in the first quarter 2004, in addition to equity acquired through the equity shelf program, the direct purchase and dividend reinvestment plan, and options exercised. The cost of funds rate decreased by 52 basis points and the average borrowed funds increased by $2.4 billion for the year ended December 31, 2003, when compared to the year ended December 31, 2002. Interest expense for the year ended December 31, 2003 declined $9.8 million over the previous year, even with the increase in the average borrowed funds for the year. Since a substantial portion of our repurchase agreements are short term, changes in market rates are directly reflected in our interest expense. Our average cost of funds was 0.24% above average one-month LIBOR and 0.06% below average six-month LIBOR for the year ended December 31, 2004. Our average cost of funds was 0.37% above average one-month LIBOR and 0.35% above average six-month LIBOR for the year ended December 31, 2003.

         The table below shows our average borrowed funds and average cost of funds as compared to average one-month and average six-month LIBOR for the years ended December 31, 2004, 2003, 2002, 2001, and 2000 and the four quarters in 2004.

                              AVERAGE COST OF FUNDS
           (Ratios for the four quarters in 2004 have been annualized, dollars in thousands)

                                                                                        Average                      Average
                                                                                       One-Month   Average Cost      Cost of
                                                                                         LIBOR       of Funds         Funds
                                                                                      Relative to   Relative to    Relative to
                           Average                  Average     Average     Average     Average       Average        Average
                           Borrowed     Interest    Cost of    One-Month   Six-Month   Six-Month     One-Month      Six-Month
                            Funds        Expense      Funds      LIBOR       LIBOR       LIBOR         LIBOR         LIBOR
                         -----------   -----------  ---------  ---------   ---------  -----------   -----------   ------------

For the Year Ended
  December 31 2004       $15,483,118     $270,116     1.74%      1.50%       1.80%      (0.30%)        0.24%        (0.06%)
For the Year Ended
   December  31, 2003    $11,549,368     $182,004     1.58%      1.21%       1.23%      (0.02%)        0.37%         0.35%
For the Year Ended
   December  31, 2002     $9,128,933     $191,758     2.10%      1.77%       1.88%      (0.11%)        0.33%         0.22%
For the Year Ended
   December  31, 2001     $4,388,900     $168,055     3.83%      3.88%       3.73%       0.15%        (0.05%)        0.10%
For the Year Ended
  December 31, 2000       $1,449,999      $92,902     6.41%      6.41%       6.66%      (0.25%)          -          (0.25%)
------------------------------------------------------------------------------------------------------------------------------
For the Quarter Ended
   December 31, 2004     $16,896,216      $93,992     2.23%      2.14%       2.48%      (0.34%)        0.09%        (0.25%)
For the Quarter Ended
   September 30, 2004    $15,568,691      $70,173     1.80%      1.59%       1.97%      (0.38%)        0.21%        (0.17%)
For the Quarter Ended
  June 30, 2004          $15,880,353      $55,648     1.40%      1.15%       1.54%      (0.39%)        0.25%        (0.14%)
For the Quarter Ended
  March 31, 2004         $13,587,211      $50,303     1.48%      1.10%       1.18%      (0.08%)        0.38%         0.30%

         NET INTEREST INCOME

         Our net interest income which equals interest income less interest expense, totaled $262.2 million for the year ended December 31, 2004, $155.4 for the year ended December 31, 2003 and $212.4 million for the year ended December 31, 2002. Our net interest income increased because of the increase in our assets that resulted from the common stock and preferred stock offerings during 2004 as well as the increase in our spread income. Our net interest spread, which equals the yield on our average assets for the period less the average cost of funds for the period, was 1.51% for the year ended December 31, 2004 as compared to 1.23% for the year ended December 31, 2003. This 28 basis point increase was a result of the increase of the weighted average coupon at December 31, 2004 of 4.53% from 4.36% at December 31, 2003, and the improvement in CPR discussed above. The increase in yield was only partially offset by the 16 basis point increase in the cost of funds. Our net interest income decreased $57.0 million for the year ended December 31, 2003 over the prior year. This was the direct result of the CPR, which increased from 33% in 2002 in the prior year to 42% in 2003.

         The table below shows our interest income by earning asset type, average earning assets by type, total interest income, interest expense, average repurchase agreements, average cost of funds, and net interest income for the years ended December 31, 2004, 2003, 2002, 2001, and 2000 and the four quarters in 2004.

                               NET INTEREST INCOME
           (Ratios for the four quarters in 2004 have been annualized, dollars in thousands)

                            Average                                    Average                                           Net
                          Investment        Total    Yield Average    Balance of                 Average      Net      Interest
                          Securities      Interest      Interest      Repurchase    Interest     Cost of    Interest     Rate
                             Held          Income    Earning Assets   Agreements     Expense      Funds      Income     Spread
                          ----------     ----------  --------------  ------------  -----------  ---------  ----------  --------
For the Year Ended
  December 31, 2004       $16,399,184     $532,328       3.25%       $15,483,118     $270,116     1.74%     $262,212     1.51%
For the Year Ended
  December 31, 2003       $12,007,333     $337,433       2.81%       $11,549,368     $182,004     1.58%     $155,429     1.23%
For the Year Ended
  December 31, 2002        $9,575,365     $404,165       4.22%        $9,128,933     $191,758     2.10%     $212,407     2.12%
For the Year Ended
  December 31, 2001        $4,682,778     $263,058       5.62%        $4,388,900     $168,055     3.83%      $95,003     1.79%
For the Year Ended
  December 31, 2000        $1,564,228     $109,750       7.02%        $1,449,999      $92,902     6.41%      $16,848     0.61%
-------------------------------------------------------------------------------------------------------------------------------
For the Quarter Ended
  December 31, 2004       $17,932,449     $156,783       3.50%       $16,896,216      $93,992     2.23%      $62,791     1.27%
For the Quarter Ended
  September 30, 2004      $16,562,971     $138,970       3.36%       $15,568,691      $70,173     1.80%      $68,797     1.56%
For the Quarter Ended
  June 30, 2004           $16,649,072     $122,234       2.94%       $15,880,353      $55,648     1.40%      $66,586     1.54%
For the Quarter Ended
  March 31, 2004          $14,452,245     $114,341       3.16%       $13,587,211      $70,173     1.48%      $64,038     1.68%

         INVESTMENT ADVISORY AND SERVICE FEES

         FIDAC is a registered investment advisor that generally receives annual net investment advisory fees of approximately 10 to 15 basis points of the gross assets it manages, assists in managing or supervises. At December 31, 2004, FIDAC had under management approximately $1.9 billion in net assets and $15.9 billion in gross assets, compared to $1.5 billion in net assets and $13.6 billion in gross assets at December 31, 2003. Investment advisory and service fees for the year ended December 31, 2004 totaled $9.7 million, net of fees paid to third parties pursuant to distribution service agreements for facilitating and promoting distribution of shares of FIDAC's clients. FIDAC's net advisory fees were included in the consolidated statements post the merger dated June 4, 2004.

         GAINS AND LOSSES ON SALES OF MORTGAGE-BACKED SECURITIES

         For the year ended December 31, 2004, we sold mortgage-backed securities with an aggregate historical amortized cost of $591.7 million for an aggregate gain of $5.2 million. For the year ended December 31, 2003, we sold mortgage-backed securities with an aggregate historical amortized cost of $2.8 billion for an aggregate gain of $40.9 million. For the year ended December 31, 2002, we sold mortgage-backed securities with an aggregate historical amortized cost of $2.0 billion for an aggregate gain of $21.1 million The gain on sale of assets for the year ended December 31, 2004 declined by $35.7 million. During the year ended December 31, 2003 the amount of sale was higher than historically, with a bulk of the liquidations in the second quarter. Due to declining rates, fixed rate securities had significantly appreciated and it was determined by the Company's management to take advantage of the appreciation. The gain on sale of assets for the year ended December 31, 2003 increased by $19.8 million over the prior year. The difference between the sale price and the historical amortized cost of our Mortgage-Backed Securities is a realized gain and increases income accordingly. We do not expect to sell assets on a frequent basis, but may from time to time sell existing assets to move into new assets, which our management believes might have higher risk-adjusted returns, or to manage our balance sheet as part of our asset/liability management strategy. There have been insignificant losses from the sale of securities during the periods.

         GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative ("G&A") expenses were $24.0 million for the year ended December 31, 2004, $16.2 million for the year ended December 31, 2003, and $14.0 million for the year ended December 31, 2002. G&A expenses as a percentage of average total assets was 0.14%, 0.13%, and 0.13%, for the years ended December 31, 2004, 2003, and 2002, respectively. The increase in G&A expenses of $7.8 million for the year December 31, 2004, was primarily the result of increased salaries, directors and officers insurance and additional costs related to the FIDAC merger. Staff increased from 20 at the end of 2003 to 30 at the end of 2004. G&A expense has increased proportionately with our increased capital base and the growth in staff from 15 at the end of 2002 to 20 at the end of 2003. Salaries and bonuses for the years ended December 31, 2004, 2003, 2002, and 2001 were $17.2 million, $11.5 million, $10.8 million, and $4.7 million. Even with the increased asset base, G&A expense as a percentage of average assets has not increased significantly. The table below shows our total G&A expenses as compared to average total assets and average equity for the years ended December 31, 2004, 2003, 2002, 2001, and 2000, and the four quarters in 2004.

                    G&A EXPENSES AND OPERATING EXPENSE RATIOS
           (Ratios for the four quarters in 2004 have been annualized, dollars in thousands)

                                                                    Total G&A           Total G&A
                                                                 Expenses/Average   Expenses/Average
                                            Total G&A Expenses        Assets             Equity
                                            ------------------   ----------------   ----------------
For the Year Ended December 31, 2004             $24,029              0.14%               1.55%
For the Year Ended December 31, 2003             $16,233              0.13%               1.45%
For the Year Ended December 31, 2002             $13,963              0.13%               1.43%
For the Year Ended December 31, 2001              $7,311              0.14%               1.67%
For the Year Ended December 31, 2000              $2,286              0.14%               1.94%
------------------------------------------------------------------------------------------------------
For the Quarter Ended December 31, 2004           $6,862              0.14%               1.63%
For the Quarter Ended September 30, 2004          $6,159              0.14%               1.53%
For the Quarter Ended June 30, 2004               $5,643              0.13%               1.39%
For the Quarter Ended March 31, 2004              $5,790              0.15%               1.63%

         NET INCOME AND RETURN ON AVERAGE EQUITY

         Our net income was $248.6 million for the year ended December 31, 2004, $180.1 million for the year ended December 31, 2003, and $219.5 million for the year ended December 31, 2002. Our return on average equity was 16.04% for the year ended December 31, 2004, 16.04% for the year ended December 31, 2003, and 22.44% for the year ended December 31, 2002. We attribute the increase in total net income for the year ended December 31, 2004 over the year ended December 31, 2003 due to the increased asset base and the interest rate spread. The increased asset base was the result of deploying additional capital of approximately $581.0 million from December 31, 2003 to December 31, 2004 into our strategy. To a lesser extent, the seven months of advisory fee income from FIDAC aided in the income growth.

         Even though total net income increased, the return on average equity remained unchanged at 16.04%. Net income decreased by $39.4 million in the year 2003 over the previous year, due to the declining interest rate spread In addition to spread income, we were able to take advantage of appreciation in asset value in 2003, 2002, and 2001. The table below shows our net interest income, net investment advisory and service fees, gain on sale of mortgage-backed securities, G&A expenses, and income taxes each as a percentage of average equity, and the return on average equity for the years ended December 31, 2004, 2003, 2002, 2001, and 2000, and for the four quarters in 2004.

                     COMPONENTS OF RETURN ON AVERAGE EQUITY
           (Ratios for the four quarters in 2004 have been annualized)

                                                        Net Investment
                                                         Advisory and   Gain on Sale of
                                         Net Interest      Service      Mortgage-Backed         G&A           Income      Return on
                                        Income/Average   Fees/Average     Securities/    Expenses/Average  Taxes/Average   Average
                                            Equity          Equity      Average Equity        Equity          Equity       Equity
                                        --------------  --------------  --------------   ----------------  -------------  ---------
For the Year Ended December 31, 2004        16.92%          0.62%            0.34%             1.55%          0.29%        16.04%
For the Year Ended December 31, 2003        13.85%           --              3.64%             1.45%           --          16.04%
For the Year Ended December 31, 2002        21.72%           --              2.15%             1.43%           --          22.44%
For the Year Ended December 31, 2001        21.72%           --              1.05%             1.67%           --          21.10%
For the Year Ended December 31, 2000        14.31%           --              1.72%             1.94%           --          14.09%
-----------------------------------------------------------------------------------------------------------------------------------
For the Quarter Ended December 31, 2004     14.95%          1.10%            0.27%             1.63%          0.57%        14.12%
For the Quarter Ended September 30, 2004    17.13%          0.94%            0.34%             1.53%          0.29%        16.59%
For the Quarter Ended June 30, 2004         16.44%          0.31%            0.52%             1.39%          0.12%        15.76%
For the Quarter Ended March 31, 2004        18.05%           --              0.17%             1.63%           --          16.59%

FINANCIAL CONDITION

         INVESTMENT SECURITIES

         All of our Mortgage-Backed Securities at December 31, 2004, 2003, and 2002 were adjustable-rate or fixed-rate mortgage-backed securities backed by single-family mortgage loans. All of the mortgage assets underlying these mortgage-backed securities were secured with a first lien position on the underlying single-family properties. All our mortgage-backed securities were FHLMC, FNMA or GNMA mortgage pass-through certificates or CMOs, which carry an implied "AAA" rating. We mark-to-market all of our earning assets to fair value.

         All of our Agency Debentures are callable and carry an implied "AAA" rating. We mark-to-market all of our agency debentures to fair value.

         We accrete discount balances as an increase in interest income over the life of discount investment securities and we amortize premium balances as a decrease in interest income over the life of premium investment securities. At December 31, 2004, 2003, and 2002 we had on our balance sheet a total of $1.1 million, 1.5 million and $664,000, respectively, of unamortized discount (which is the difference between the remaining principal value and current historical amortized cost of our investment securities acquired at a price below principal value) and a total of $427.0 million, $301.3 million and $274.6 million respectively, of unamortized premium (which is the difference between the remaining principal value and the current historical amortized cost of our investment securities acquired at a price above principal value).

         We received mortgage principal repayments of $6.5 billion for the year ended December 31, 2004, $8.3 billion for the year ended December 31, 2003, and $4.7 billion for the year ended December 31, 2002. The overall prepayment speed for the year ended December 31, 2004, 2003, and 2002 was 29%, 42%, and 33% respectively. During the year ended December 31, 2004, the CPR declined to 29%, from 42%, due to a decline in refinancing activity. During the year ended December 31, 2003, the annual prepayment speed was the highest in our history at 42%. The result was record returns of principal for the year, relative to the asset size. Given our current portfolio composition, if mortgage principal prepayment rates were to increase over the life of our mortgage-backed securities, all other factors being equal, our net interest income would decrease during the life of these mortgage-backed securities as we would be required to amortize our net premium balance into income over a shorter time period. Similarly, if mortgage principal prepayment rates were to decrease over the life of our mortgage-backed securities, all other factors being equal, our net interest income would increase during the life of these mortgage-backed securities as we would amortize our net premium balance over a longer time period.

         The table below summarizes our Investment Securities at December 31, 2004, 2003, 2002, 2001, and 2000, and September 30, 2004, June 30, 2004, and
March 31, 2004.

                              INVESTMENT SECURITIES
                             (dollars in thousands)

                                                                                                          Estimated
                                                                            Amortized                        Fair         Weighted
                               Principal        Net         Amortized    Cost/Principal   Estimated     Value/Principal    Average
                                 Amount       Premium         Cost           Amount       Fair Value        Amount          Yield
                              -----------    ----------    -----------   --------------   ----------    ---------------   ---------
At December 31, 2004          $19,123,902     $425,792     $19,549,694       102.23%      $19,428,895       101.59%         3.43%
At December 31, 2003          $12,682,130     $299,810     $12,981,940       102.36%      $12,934,679       101.99%         2.96%
At December 31, 2002          $11,202,384     $273,963     $11,476,347       102.45%      $11,551,857       103.12%         3.25%
At December 31, 2001           $7,399,941     $137,269      $7,537,210       101.86%       $7,575,379       102.37%         4.41%
At December 31, 2000           $1,967,967      $23,296      $1,991,263       101.18%       $1,978,219       100.52%         7.09%
----------------------------------------------------------------------------------------------------------------------------------
At September 30, 2004         $17,893,902     $409,115     $18,303,017       102.29%      $18,211,030       101.77%         3.36%
At June 30, 2004              $16,914,635     $384,648     $17,299,283       102.27%      $17,121,795       101.22%         3.04%
At March 31, 2004             $17,662,596     $412,563     $18,075,159       102.34%      $18,079,598       102.36%         2.72%


         The tables below set forth certain characteristics of our investment securities. The index level for adjustable-rate Investment Securities is the weighted average rate of the various short-term interest rate indices, which determine the coupon rate.

               ADJUSTABLE-RATE INVESTMENT SECURITY CHARACTERISTICS
                             (dollars in thousands)

                                                                                                                  Principal
                                                                                                                  Amount at
                                                                               Weighted                           Period End
                                         Weighted    Weighted                  Average     Weighted   Weighted     as % of
                                         Average      Average    Weighted      Term to      Average    Average      Total
                            Principal    Coupon        Index   Average Net       Next      Lifetime     Asset     Investment
                             Amount        Rate        Level      Margin      Adjustment      Cap       Yield     Securities
                          -----------    --------    --------  -----------    ----------   --------   ---------   ----------
At December 31, 2004      $13,544,872      4.23%       2.45%       1.78%      24 months      10.12%      3.24%      70.83%
At December 31, 2003       $9,294,934      3.85%       2.25%       1.60%      23 months       9.86%      2.47%      73.29%
At December 31, 2002       $7,007,062      4.10%       2.51%       1.59%      11 months      10.37%      2.33%      62.55%
At December 31, 2001       $5,793,250      5.90%       3.95%       1.95%      24 months      11.49%      3.87%      78.29%
At December 31, 2000       $1,454,356      7.61%       5.76%       1.85%      15 months      11.47%      7.24%      73.90%
----------------------------------------------------------------------------------------------------------------------------
At September 30, 2004      12,645,118      4.12%       2.34%       1.78%      25 months      10.12%      3.06%      70.67%
At June 30, 2004          $11,806,171      3.95%       2.19%       1.76%      29 months      10.07%      2.73%      69.80%
At March 31, 2004         $13,059,967      3.90%       2.20%       1.70%      30 months       9.77%      2.91%      73.94%

                 FIXED-RATE INVESTMENT SECURITY CHARACTERISTICS
                             (dollars in thousands)

                                             Weighted        Weighted      Principal Amount as % of
                             Principal    Average Coupon      Average          Total Investment
                              Amount           Rate         Asset Yield           Securities
                            ----------    --------------    -----------    ------------------------

At December 31, 2004        $5,579,030         5.24%           3.89%                29.17%
At December 31, 2003        $3,387,196         5.77%           4.29%                26.71%
At December 31, 2002        $4,195,322         6.76%           4.78%                37.45%
At December 31, 2001        $1,606,691         6.92%           6.33%                21.71%
At December 31, 2000          $513,611         6.62%           6.68%                26.10%
---------------------------------------------------------------------------------------------------
At September 30, 2004       $5,248,784         5.19%           4.08%                29.33%
At June 30, 2004            $5,108,464         5.15%           3.77%                30.20%
At March 31, 2004           $4,602,629         5.53%           3.41%                26.06%

         At December 31, 2004 and 2003, we held investment securities with coupons linked various indices. The following tables detail the portfolio characteristics by index.

                 ADJUSTABLE-RATE INVESTMENT SECURITIES BY INDEX
                                DECEMBER 31, 2004

                                                                    National
                                            Six-     12-     11th   Financial                                             Monthly
                       One-  Six-   Twelve Month    Month  District  Average   Six-    1-Year   2-Year   3-Year   5-Year  Federal
                       Month Month  Month  Auction Moving   Cost of  Mortgage  Month  Treasury Treasury Treasury Treasury Cost of
                       Libor Libor  Libor  Average Average   Funds     Rate   CD Rate   Index    Index    Index    Index   Funds
                      ------ ------ ------ ------- ------- --------  -------- ------- -------- -------- -------- -------- -------
Weighted Average Term
  to Next Adjustment   1 mo. 27 mo. 34 mo.   2 mo.   1 mo.   0 mo.     5 mo.   3 mo.   25 mo.   10 mo.   17 mo.   31 mo.   0 mo.

Weighted Average
  Annual Period Cap    8.01%  1.07%  2.18%   1.00%   0.17%   0.82%     2.00%   1.00%    1.86%    2.00%    2.00%    2.00%   2.00%

Weighted Average
  Lifetime Cap at
  December 31, 2004    8.88%  9.86% 10.08%  13.03%  10.65%  12.13%    10.58%  11.66%   10.31%   11.92%   12.96%   12.59%  13.39%

Investment Principal
  Value as Percentage
  of Investment
  Securities at
  December 31, 2004    8.67%  2.50% 22.96%   0.01%   0.22%   0.98%     0.01%   0.05%   34.31%    0.01%    0.25%    0.07%   0.79%

                 ADJUSTABLE-RATE INVESTMENT SECURITIES BY INDEX
                                DECEMBER 31, 2003


                                            Six-     12-     11th                                                         Monthly
                       One-  Six-   Twelve Month    Month  District  Interest  Six-    1-Year   2-Year   3-Year   5-Year  Federal
                       Month Month  Month  Auction Moving   Cost of    Rate    Month  Treasury Treasury Treasury Treasury Cost of
                       Libor Libor  Libor  Average Average   Funds   Step Up  CD Rate   Index    Index    Index    Index   Funds
                      ------ ------ ------ ------- ------- --------  -------- ------- -------- -------- -------- -------- -------
Weighted Average Term
  to Next Adjustment   1 mo. 25 mo.  34 mo.  2 mo.   1 mo.   1 mo.   175 mo.   2 mo.   23 mo.   15 mo.   16 mo.   26 mo.   1 mo.

Weighted Average
   Annual Period Cap    None  2.14%  2.09%   1.00%   0.14%    None     2.00%   1.00%    1.88%    2.00%    2.00%    2.00%    None

Weighted Average
  Lifetime Cap at
  December 31, 2003    8.88%  9.88% 10.12%  13.04%  10.70%  12.42%     6.76%  11.62%   10.05%   11.92%   12.89%   12.63%  13.40%

Investment Principal
  Value as Percentage
  of Investment
  Securities at
  December 31, 2003   17.26%  1.73% 12.00%   0.01%   0.53%   2.13%     2.21%   0.09%   35.10%    0.01%    0.44%    0.17%   1.61%

         BORROWINGS

         To date, our debt has consisted entirely of borrowings collateralized by a pledge of our investment securities. These borrowings appear on our balance sheet as repurchase agreements. At December 31, 2004, we had established uncommitted borrowing facilities in this market with 32 lenders in amounts which we believe are in excess of our needs. All of our investment securities are currently accepted as collateral for these borrowings. However, we limit our borrowings, and thus our potential asset growth, in order to maintain unused borrowing capacity and thus increase the liquidity and strength of our balance sheet.

         For the year ended December 31, 2004, the term to maturity of our borrowings ranged from one day to three years, with a weighted average original term to maturity of 211 days at December 31, 2004. For the year ended December 31, 2003, the term to maturity of our borrowings ranged from one day to three years, with a weighted average original term to maturity of 203 days at December 31, 2003. For the year ended December 31, 2002, the term to maturity of our borrowings ranged from one day to three years, with a weighted average original term to maturity of 166 days at December 31, 2002.

         At December 31, 2004, the weighted average cost of funds for all of our borrowings was 2.46% and the weighted average term to next rate adjustment was 111 days. At December 31, 2003, the weighted average cost of funds for all of our borrowings was 1.51% and the weighted average term to next rate adjustment was 90 days. At December 31, 2002, the weighted average cost of funds for all of our borrowings was 1.72% and the weighted average term to next rate adjustment was 124 days.

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

         Borrowings under our repurchase agreements increased by $5.7 million to $16.7 billion at December 31, 2004, from $11.0 billion at December 31, 2003. This increase in leverage was facilitated by the increase in our equity capital as a result of the issuance of common stock primarily through public offerings during 2004.

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

         Under our repurchase agreements, we may be required to pledge additional assets to our repurchase agreement counterparties (i.e., lenders) in the event the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral (a "margin call"), which may take the form of additional securities or cash. Specifically, margin calls result from a decline in the value of the our Mortgage-Backed Securities securing our repurchase agreements, prepayments on the mortgages securing such Mortgage-Backed Securities and to changes in the estimated fair value of such Mortgage-Backed Securities generally due to principal reduction of such Mortgage-Backed Securities from scheduled amortization and resulting from changes in market interest rates and other market factors. Through December 31, 2004, we did not have any margin calls on our repurchase agreements that we were not able to satisfy with either cash or additional pledged collateral. However, should prepayment speeds on the mortgages underlying our Mortgage-Backed Securities and/or market interest rates suddenly increase, margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.

         The following table summarizes the effect on our liquidity and cash flows from contractual obligations for repurchase agreements and the non-cancelable office lease at December 31, 2004.

                                                                   (DOLLARS IN THOUSANDS)
                                                          ONE TO THREE     THREE TO     MORE THAN
                                       WITHIN ONE YEAR        YEARS       FIVE YEARS    FIVE YEARS        TOTAL
                                       ---------------        -----       ----------    ----------        -----

Repurchase Agreements                      $14,957,879      $1,750,000           --             --     $16,707,879
Long-term operating lease obligations              500           1,062        1,064             --           2,626
Employment contracts                             8,432              --           --             --           8,432
                                       ---------------- --------------- ------------ -------------- ---------------
Total                                      $14,966,811      $1,751,062       $1,064             --     $16,718,937
                                       ================ =============== ============ ============== ===============

         STOCKHOLDERS' EQUITY

         During the year ended December 31, 2004, we declared dividends to common shareholders totaling $237.9 million or $1.98 per share, of which $60.6 million was paid on January 27, 2005. During the year ended December 31, 2004, we declared and paid dividends to preferred shareholders totaling $7.7 million or $1.45 per share. On January 21, 2004, the Company entered into an underwriting agreement pursuant to which the Company raised net proceeds of approximately $363.6 million in an offering of 20,700,000 shares of common stock. On March 31, 2004, the Company entered into an underwriting agreement pursuant to which the Company raised net proceeds of approximately $102.9 million through an offering of 4,250,000 shares of 7.875% Series A Cumulative Redeemable Preferred Stock, which settled on April 5, 2004. On October 14, 2004, the Company entered into an underwriting agreement pursuant to which the Company raised net proceeds of approximately $74.5 million through an offering of 3,162,500 shares of 7.875% Series A Cumulative Redeemable Preferred Stock, which settled on October 19, 2004.

     During the year ended December 31, 2004, 2,103,525 shares of the Company's common stock were issued through the Equity Shelf Program, totaling net proceeds of $37.5 million. During the year ended December 31, 2004, options were exercised under the long-term compensation plan at $856,000. Also, 127,020 common shares were sold through the dividend reinvestment and direct purchase program for $2.3 million during the year ended December 31, 2004.

         The FIDAC acquisition was completed on June 4, 2004. We issued 2,201,080 common shares to the shareholders of FIDAC, based on the December 31, 2003 closing price of $18.40. We continue to operate as a self-managed and self-advised real estate investment trust, with FIDAC operating as our wholly-owned taxable REIT subsidiary.

         FIDAC's shareholders may also receive additional shares of our common stock as an earn-out in 2005and 2006 worth up to $49,500,000 if FIDAC meets specific performance goals under the merger agreement. We cannot calculate how many shares we will issue under the earn-out provisions since that will vary depending upon whether and the extent to which FIDAC achieves specific performance goals. Even if FIDAC achieves specific performance goals for a fiscal year, the number of additional shares to be issued to the FIDAC shareholders will vary depending on our average share price for the first 20 trading days of the following fiscal year.

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

         The table below shows unrealized gains and losses on the Investment securities in our portfolio.

                           UNREALIZED GAINS AND LOSSES
                             (dollars in thousands)

                                                       2004         2003           2002         2001            2000
                                              -------------- ------------ -------------- ------------ ---------------
Unrealized Gain                                     $23,021      $24,886        $90,507      $53,935         $ 3,020
Unrealized Loss                                    (143,821)     (72,147)       (14,996)     (15,766)        (16,064)
                                              -------------- ------------ -------------- ------------ ---------------
Net Unrealized Gain (Loss)                        ($120,800)    ($47,261)       $75,511      $38,169        ($13,044)
                                              ============== ============ ============== ============ ===============

Net Unrealized Gain (Loss) as % of
Investment Securities Principal Amount               (0.63%)      (0.37%)         0.67%        0.52%          (0.66%)
Net Unrealized Gain (Loss) as % of
Investment Securities Amortized Cost                 (0.62%)      (0.37%)         0.67%        0.51%          (0.66%)

         Unrealized changes in the estimated net market value of investment securities have one direct effect on our potential earnings and dividends: positive marked-to-market changes increase our equity base and allow us to increase our borrowing capacity while negative changes tend to limit borrowing capacity under our capital investment policy. A very large negative change in the net market value of our investment securities might impair our liquidity position, requiring us to sell assets with the likely result of realized losses upon sale. The net unrealized gains (loss) on available for sale securities was $(120.8) million, or (0.62%) of the amortized cost of our investment securities as of December 31, 2004, $(47.3) million, or (0.37%) of the amortized cost of our investment securities as of December 31, 2003 and $75.5 million, or 0.67% of the amortized cost of our investment securities as of December 31, 2002. Mortgage-Backed Securities with a carrying value of $2.2 billion were in a continuous unrealized loss position over 12 months at December 31, 2004 in the amount of $34.1 million. Mortgage-Backed Securities with a carrying value of $13.1 billion were in a continuous unrealized loss position for less than 12 months at December 31, 2004 in the amount of $105.3 million. Mortgage-Backed Securities with a carrying value of $809.0 million were in a continuous unrealized loss position over 12 months at December 31, 2003 in the amount of $8.2 million. Mortgage-Backed Securities with a carrying value of $6.7 billion were in a continuous unrealized loss position for less than 12 months at December 31, 2003 in the amount of $52.2 million. The agency debentures with a carrying value of $390.5 million were in a continuous unrealized loss position over 12 months at December 31, 2004 in the amount of $4.5 million. The debentures with a carrying value of $978.2 million were in a continuous unrealized loss position for less than 12 months at December 31, 2003 in the amount of $11.8 million. The Company's agency debentures are adjustable rate and fixed rate with a weighted average lifetime cap of 3.71% at December 31, 2004 and 5.80% at December 31, 2003. The reason for the decline in value of these securities is solely due to increases in interest rates. All of the Mortgage-Backed Securities are "AAA" rated or carry an implied "AAA" rating. These investments are not considered other-than-temporarily impaired since the Company has the ability and intent to hold the investments for a period of time, to maturity, if necessary, sufficient for a forecasted market price recovery up to or beyond the cost of the investments. Also, the Company is guaranteed payment on the par value of the securities.

         The table below shows our equity capital base as reported and on a historical amortized cost basis at December 31, 2004, 2003, 2002, 2001, and 2000, and September 30, 2004, June 30, 2004 and March 31, 2004. Issuances of common stock, the level of earnings as compared to dividends declared, and other factors influence our historical cost equity capital base. The reported equity capital base is influenced by these factors plus changes in the "Net Unrealized Gains (Losses) on Assets Available for Sale" account.

                              STOCKHOLDERS' EQUITY

                          7.875% Series
                           A Cumulative
                            Redeemable                      Net Unrealized
                            Preferred                       Gains (Losses)
                              stock:        Historical        on Assets        Reported         Historical      Reported Equity
                            7,412,500     Amortized Cost    Available for    Equity Base      Amortized Cost   (Book Value) Per
                              shares        Equity Base          Sale        (Book Value)    Equity Per Share        Share
                          --------------  ---------------   --------------   ------------    ----------------  ----------------
                                                     (dollars in thousands, except per share data)
At December 31, 2004         $177,077       $1,821,270        $(120,800)      $1,700,470           $13.56            $12.56
At December 31, 2003         --             $1,196,481         $(47,261)      $1,149,220           $12.45            $11.96
At December 31, 2002         --             $1,004,555          $75,511       $1,080,066           $11.88            $12.77
At December 31, 2001         --               $629,188          $38,169         $667,357           $10.52            $11.15
At December 31, 2000         --               $148,686         ($13,044)        $135,642           $10.24             $9.34
-------------------------------------------------------------------------------------------------------------------------------
At September 30, 2004        $102,708       $1,648,869         ($91,987)      $1,556,882           $13.60             12.84
At June 30, 2004             $102,708       $1,627,292        ($177,489)      $1,449,803           $13.54             12.07
At March 31, 2004            $102,870       $1,581,218           $4,500       $1,585,718           $13.42             13.45


         LEVERAGE

         Our debt-to-equity ratio at December 31, 2004, 2003, and 2002 was 9.8:1, 9.6:1, and 9.4:1, respectively. We generally expect to maintain a ratio of debt-to-equity of between 8:1 and 12:1, although the ratio may vary from this range from time to time based upon various factors, including our management's opinion of the level of risk of our assets and liabilities, our liquidity position, our level of unused borrowing capacity and over-collateralization levels required by lenders when we pledge assets to secure borrowings.

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

         OTHER MATTERS

         We calculate that our qualified REIT assets, as defined in the Internal Revenue Code, are 100% of our total assets at December 31, 2004and 2003 as compared to the Internal Revenue Code requirement that at least 75% of our total assets be qualified REIT assets. We also calculate that 93.3% and 93.7%, respectively, of our revenue qualifies for the 75% source of income test, and 100% of our revenue qualifies for the 95% source of income test, under the REIT rules for the years ended December 31, 2004 and 2003. We also met all REIT requirements regarding the ownership of our common stock and the distribution of our net income. Therefore, as of December 31, 2004, 2003, 2002, and 2001 we believe that we qualified as a REIT under the Internal Revenue Code.

         We at all times intend to conduct our business so as not to become regulated as an investment company under the Investment Company Act of 1940, as amended (the "Investment Company Act"). If we were to become regulated as an investment company, then our use of leverage would be substantially reduced. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" (qualifying interests). Under current interpretation of the staff of the SEC, in order to qualify for this exemption, we must maintain at least 55% of our assets directly in qualifying interests. In addition, unless certain mortgage securitites represent all the certificates issued with respect to an underlying pool of mortgages, the mortgage-backed securities may be treated as securities separate from the underlying mortgage loans and, thus, may not be considered qualifying interests for purposes of the 55% requirement. We calculate that as of December 31, 2004, 2003, 2002, and 2001 we were in compliance with this requirement.

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

         Our profitability and the value of our portfolio may be adversely affected during any period as a result of changing interest rates. The following table quantifies the potential changes in net interest income and portfolio value should interest rates go up or down by 75 basis points, assuming the yield curves of the rate shocks will be parallel to each other and the current yield curve. All changes in income and value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at December 31, 2004, and various estimates regarding prepayment and all activities are made at each level of rate shock. Actual results could differ significantly from these estimates.

                                            Projected Percentage Change in         Projected Percentage Change in
        Change in Interest Rate                   Net Interest Income                      Portfolio Value
----------------------------------------------------------------------------------------------------------------------

-75 Basis Points                                        (5.45%)                                 0.72%
-50 Basis Points                                        (3.58%)                                 0.50%
-25 Basis Points                                        (1.75%)                                 0.29%
Base Interest Rate
+25 Basis Points                                         1.66%                                 (0.30%)
+50 Basis Points                                         3.22%                                 (0.64%)
+75 Basis Points                                         4.67%                                 (1.04%)

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

         The following table sets forth the estimated maturity or repricing of our interest-earning assets and interest-bearing liabilities at December 31, 2004. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except adjustable-rate loans, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature. The interest rate sensitivity of our assets and liabilities in the table could vary substantially if based on actual prepayment experience.

                                                                        More than 1      3 Years and
                                   Within 3 Months    4-12 Months     Year to 3 Years       Over             Total
                                                                  (dollars in thousands)
                                   -------------------------------------------------------------------------------------
Rate Sensitive Assets:
  Investment Securities                $ 2,242,980        $2,048,119       $6,434,659       $8,398,144      $19,123,902
(Principal)

Rate Sensitive Liabilities:
  Repurchase Agreements                 14,657,879           300,000        1,750,000         --             16,707,879
                                   ---------------- ----------------- ---------------- ---------------- ----------------

Interest rate sensitivity gap         ($12,414,899)       $1,748,119       $4,684,659       $8,398,144       $2,416,023
                                   ================ ================= ================ ================ ================

Cumulative rate sensitivity gap       ($12,414,899)     ($10,666,780)     ($5,982,121)      $2,416,023
                                   ================ ================= ================ ================

Cumulative interest rate
sensitivity gap as a percentage
of total rate-sensitive assets             (64.92%)          (55.78%)         (31.28%)          12.63%
                                   ================ ================= ================ ================

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

ITEM 8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Our financial statements and the related notes, together with the Report of Independent Registered Public Accounting Firm thereon, are set forth on pages F-1 through F-16 of this Form 10-K.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9A  CONTROLS AND PROCEDURES

         Our management, including our Chief Executive Officer (the "CEO") and Chief Financial Officer (the "CFO"), reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) as of the end of the period covered by this annual report. Based on that review and evaluation, the CEO and CFO have concluded that our current disclosure controls and procedures, as designed and implemented, (1) were structured to ensure that material information regarding Annaly and its sole subsidiary is made known to our management, including our CEO and CFO, by our employees and (2) were effective in providing reasonable assurance that information the Company must disclose in its periodic reports under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by the SEC's rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of their evaluation. There were no significant material weaknesses identified in the course of such review and evaluation and, therefore, we have taken no corrective measures.

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

DATED: MARCH 7, 2005

         Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) under the Securities Exchange Act as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:


     o pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;


     o provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and


     o provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

         Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. As a result, even systems determined to be effective can provide only reasonable assurance regarding the preparation and presentation of financial statements. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

         The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2004. In making this assessment, the Company's management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

         Based on its assessment, the Company's management believes that, as of December 31, 2004, the Company's internal control over financial reporting was effective based on those criteria.

         The Company's independent registered public accounting firm, Deloitte & Touch, LLP, have issued an audit report on management's assessment of the Company's internal control over financial reporting. This report appears on page F-1 of this annual report on Form 10-K.



                                    PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by Item 10 as to our directors is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2004. The information required by Item 10 as to our compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2004.

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

ITEM 11  EXECUTIVE COMPENSATION

         The information required by Item 11 is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2004.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The information required by Item 12 is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2004.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2004.

ITEM 14  PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The information required by Item 14 is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2004.

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

3.       Exhibits:

                                  EXHIBIT INDEX

Exhibit  Exhibit Description
Number

3.1 Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-11 (Registration No. 333-32913) filed with the Securities and Exchange Commission on August 5, 1997).

3.2 Articles of Amendment and Restatement of the Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-11 (Registration No. 333-32913) filed with the Securities and Exchange Commission on August 5, 1997).

3.3 Articles of Amendment of the Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant's Registration Statement on Form S-3 (Registration Statement 333-74618) filed with the Securities and Exchange Commission on June 12, 2002).

3.4 Bylaws of the Registrant, as amended (incorporated by reference to Exhibit 3.3 to the Registrant's Registration Statement on Form S-11 (Registration No. 333-32913) filed with the Securities and Exchange Commission on August 5, 1997).

4.1      Specimen Common Stock Certificate (incorporated by reference to Exhibit
         4.1 to Amendment No. 1 to the Registrant's Registration Statement on Form S-11 (Registration No. 333-32913) filed with the Securities and Exchange Commission on September 17, 1997).

4.2 Specimen Series A Preferred Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement on Form 8-A filed with the SEC on April 1, 2004).

4.3      Specimen Preferred Stock Certificate (incorporated by reference to
         Exhibit 4.2 to the Registrant's Registration Statement on Form S-3 (Registration No. 333-74618) filed with the Securities and Exchange Commission on December 5, 2001).

10.1     Long-Term Stock Incentive Plan (incorporated by reference to Exhibit
         10.3 to the Registrant's Registration Statement on Form S-11 (Registration No. 333-32913) filed with the Securities and Exchange Commission on August 5, 1997).*

10.2     Form of Master Repurchase Agreement (incorporated by reference to
         Exhibit 10.7 to the Registrant's Registration Statement on Form S-11 (Registration No. 333-32913) filed with the Securities and Exchange Commission on August 5, 1997).

10.3 Amended and Restated Employment Agreement, effective as of June 4, 2004 between the Registrant and Michael A.J. Farrell.*

10.4 Amended and Restated Employment Agreement, effective as of June 4, 2004, between the Registrant and Wellington J. Denahan-Norris.*

10.5 Amended and Restated Employment Agreement, effective as of June 4, 2004 between the Registrant and Kathryn F. Fagan.*

10.6 Amended and Restated Employment Agreement, effective as of June 4, 2004, between the Registrant and Jennifer S. Karve.*

10.7 Amended and Restated Employment Agreement, effective as of June 4, 2004, between the Registrant and James P. Fortescue.*

10.8 Amended and Restated Employment Agreement, effective as of June 4, 2004, between the Registrant and Jeremy Diamond.*

10.9 Amended and Restated Employment Agreement, effective as of June 4, 2004, between the Registrant and Ronald D. Kazel.*

10.10 Amended and Restated Employment Agreement, effective as of June 4, 2004, between the Registrant and Rose-Marie Lyght.*

10.11 Amended and Restated Employment Agreement, effective as of June 4, 2004, between the Registrant and Kristopher R. Konrad.*

10.12 Employment Agreement, dated February 14, 2005, between the Registrant and R. Nicholas Singh (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed with the Securities and Exchange Commission on February 16, 2005).*

10.13 Agreement and Plan of Merger, dated as of December 31, 2003, by and among the Registrant, Fixed Income Discount Advisory Company, FDC MergerSub, Inc., Michael A.J. Farrell, Wellington J. Denahan, Jennifer
         S. Karve, Kathryn F. Fagan, Jeremy Diamond, Ronald D. Kazel, Rose-Marie Lyght, Kristopher R. Konrad, and James P. Fortescue (incorporated by reference to Exhibit 99.2 to the Registrant's Form 8-K filed with the Securities and Exchange Commission on January 2, 2004).

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

* Exhibit Numbers 10.1 and 10.3-10.12 are management contracts or compensatory plans required to be filed as Exhibits to this Form 10-K.

         ANNALY MORTGAGE MANAGEMENT, INC.

         FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


                                                                           PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                    F-1

FINANCIAL STATEMENTS FOR THE YEARS ENDED
   DECEMBER 31, 2004, 2003, and 2002:

   Statements of Financial Condition                                       F-2

   Statements of Operations and Comprehensive Income (Loss)                F-3

   Statements of Stockholders' Equity                                      F-4

   Statements of Cash Flows                                                F-5

   Notes to Financial Statements                                        F-6-F-18

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Board of Directors and Stockholders of Annaly Mortgage Management, Inc.


         We have audited the accompanying statements of financial condition of Annaly Mortgage Management, Inc (the "Company") as of December 31, 2004 and 2003, and the related statements of operations and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. We also have audited management's assessment, included in the Management Report On Internal Control Over Financial Reporting included at Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in INTERNAL CONTROL--INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management's assessment, and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audits.

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

         A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

         Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.



New York, New York
March  7, 2005

                        ANNALY MORTGAGE MANAGEMENT, INC.
                        STATEMENTS OF FINANCIAL CONDITION
                           DECEMBER 31, 2004 AND 2003
                  (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                                              DECEMBER 31, 2004
                                                                               (CONSOLIDATED)       DECEMBER 31, 2003
                                                                              -----------------     -----------------

                                  ASSETS

Cash and cash equivalents                                                       $     5,853            $       247
Mortgage-Backed Securities, at fair value                                        19,038,386             11,956,512
Agency debentures, at fair value                                                    390,509                978,167
Receivable for Mortgage-Backed Securities sold                                        1,025                     --
Accrued interest receivable                                                          81,557                 53,743
Receivable for advisory and service fees                                              2,359                     --
Intangible for customer relationships                                                15,613                     --
Goodwill                                                                             23,122                     --
Other assets                                                                          1,875                  1,617
                                                                                -----------            -----------

     Total assets                                                               $19,560,299            $12,990,286
                                                                                ===========            ===========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Repurchase agreements                                                         $16,707,879            $11,012,903
  Payable for Mortgage-Backed Securities purchased                                1,044,683                761,115
  Accrued interest payable                                                           35,721                 14,989
  Dividends payable                                                                  60,632                 45,155
  Other liabilities                                                                   2,819                  4,017
  Accounts payable                                                                    8,095                  2,887
                                                                                -----------            -----------

     Total liabilities                                                           17,859,829             11,841,066
                                                                                -----------            -----------

Stockholders' Equity:
  7.875% Series A Cumulative Redeemable Preferred Stock:
    8,000,000 authorized 7,412,500 shares issued and outstanding                    177,077                     --
  Common stock: par value $.01 per share; 500,000,000 authorized,
    121,263,000 and 96,074,096 shares
    issued and outstanding, respectively                                              1,213                    961
  Additional paid-in capital                                                      1,638,635              1,194,159
  Accumulated other comprehensive loss                                             (120,800)               (47,261)
  Retained earnings                                                                   4,345                  1,361
                                                                                -----------            -----------

     Total stockholders' equity                                                   1,700,470              1,149,220
                                                                                -----------            -----------

Total liabilities and stockholders' equity                                      $19,560,299            $12,990,286
                                                                                ===========            ===========


See notes to financial statements.

                        ANNALY MORTGAGE MANAGEMENT, INC.
            STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                     FOR THE            FOR THE            FOR THE
                                                    YEAR ENDED         YEAR ENDED         YEAR ENDED
                                                   DECEMBER 31,       DECEMBER 31,       DECEMBER 31,
                                                       2004               2003               2002
                                                  (CONSOLIDATED)
                                                  --------------      ------------       ------------
INTEREST  INCOME                                      $532,328           $337,433           $404,165

INTEREST  EXPENSE                                      270,116            182,004            191,758
                                                   -----------         ----------         ----------
NET INTEREST INCOME                                    262,212            155,429            212,407

OTHER INCOME:
  Investment advisory and service fees                  12,512                 --                 --
  Gain on sale of mortgage-backed securities             5,215             40,907             21,063
                                                   -----------         ----------         ----------

     TOTAL OTHER INCOME                                 17,727            196,336            233,470
                                                   -----------         ----------         ----------

EXPENSES:
  Distribution fees                                      2,860                 --                 --
  General and administrative expenses                   24,029             16,233             13,963
                                                   -----------         ----------         ----------

     TOTAL EXPENSES                                     26,889             16,233             13,963
                                                   -----------         ----------         ----------

 INCOME BEFORE INCOME TAXES                            253,050            180,103            219,507

INCOME TAXES                                             4,458                 --                 --
                                                   -----------         ----------         ----------

NET INCOME                                             248,592            180,103            219,507

DIVIDEND ON PREFERRED STOCK                              7,745                 --                 --
                                                   -----------         ----------         ----------

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS           $240,847           $180,103           $219,507
                                                   ===========         ==========         ==========

NET INCOME PER SHARE AVAILABLE TO COMMON

  SHAREHOLDERS:

Basic                                                    $2.04              $1.95              $2.68
                                                   ===========         ==========         ==========

Diluted                                                  $2.03              $1.94              $2.67
                                                   ===========         ==========         ==========
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING:
Basic                                              118,223,330         92,215,352         82,044,141
                                                   ===========         ==========         ==========

Diluted                                            118,459,145         93,031,253         82,282,883
                                                   ===========         ==========         ==========

NET INCOME                                            $248,592           $180,103           $219,507
                                                   -----------         ----------         ----------

COMPREHENSIVE INCOME (LOSS):
Unrealized gain (loss) on available-for sale
  securities                                           (68,324)           (81,865)             58,405
Less: reclassification adjustment for net
  gains (losses) included in net income                 (5,215)           (40,907)           (21,063)
                                                   -----------         ----------         ----------

Other comprehensive income (loss)                      (73,539)          (122,772)             37,342
                                                   -----------         ----------         ----------

COMPREHENSIVE INCOME (LOSS)                           $175,053            $57,331           $256,849
                                                   ===========         ==========         ==========


See notes to financial statements.

                        ANNALY MORTGAGE MANAGEMENT, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
          YEARS ENDED DECEMBER 31, 2004 (CONSOLIDATED), 2003, AND 2002
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                  OTHER
                                                                          COMMON    ADDITIONAL  ACCUMULATED
                                                               PREFERRED   STOCK      PAID-IN  COMPREHENSIVE  RETAINED
                                                                 STOCK   PAR VALUE    CAPITAL  INCOME (LOSS)  EARNINGS    TOTAL
                                                               --------- --------- ----------- ------------- --------- ----------
BALANCE, DECEMBER 31, 2001                                                   $598    $623,986       $38,169     $4,604   $667,357
  Net Income                                                                                                   219,507
  Other comprehensive income:
    Unrealized net gain on securities,
      net of reclassification adjustment                                                             37,342
  Comprehensive income                                                                                                    256,849
  Exercise of stock options                                                     1       1,089                               1,090
  Shares exchanged upon exercise of stock options                                         (76)                                (76)
  Net proceeds from direct purchase and dividend reinvestment                   2       3,007                               3,009
  Net proceeds from equity shelf program                                       15      28,088                              28,103
  Net proceeds from follow-on offering                                        230     347,106                             347,336
  Common dividends declared, $2.67 per share                                                                  (223,602)  (223,602)
                                                               --------- --------- ----------- ------------- --------- ----------
BALANCE, DECEMBER 31, 2002                                                   $846  $1,003,200       $75,511      $ 509 $1,080,066
  Net Income                                                                                                   180,103
  Other comprehensive loss:
    Unrealized net loss on securities,
      net of reclassification adjustment                                                           (122,772)
 Comprehensive income                                                                                                      57,331
 Exercise of stock options                                                      1         913                                 914
 Net proceeds from direct purchase and dividend reinvestment                    2       4,199                               4,201
 Net proceeds from follow-on offering                                          93     151,222                             151,315
 Net proceeds from equity shelf program offering                               19      34,625                              34,644
 Common dividends declared, $1.95 per share                                                                   (179,251)  (179,251)
                                                               --------- --------- ----------- ------------- --------- ----------
BALANCE, DECEMBER 31, 2003                                                   $961  $1,194,159      ($47,261)    $1,361 $1,149,220
  Net Income                                                                                                   248,592
  Other comprehensive loss: Unrealized net loss on securities,
      net of reclassification adjustment                                                            (73,539)
  Comprehensive income                                                                                                    175,053
  Exercise of stock options                                                     1         855                                 856
  Net proceeds from direct purchase and dividend reinvestment                   1       2,285                               2,286
  Net proceeds from follow-on offering                                        207     363,385                             363,592
  Common shares issued in FIDAC transaction                                    22      40,478                              40,500
  Net proceeds from preferred offering                          $177,077                                                  177,077
  Net proceeds from equity shelf program                                       21      37,473                              37,494
  Preferred dividends declared, $1.45 per share                                                                 (7,745)    (7,745)
  Common dividends declared, $1.98 per share                                                                  (237,863)  (237,863)
                                                               --------- --------- ----------- ------------- --------- ----------
BALANCE, DECEMBER 31, 2004                                      $177,077   $1,213  $1,638,635     ($120,800)    $4,345 $1,700,470
                                                               ========= ========= =========== ============= ========= ==========


See notes to financial statements.

                        ANNALY MORTGAGE MANAGEMENT, INC.
                            STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002
                             (DOLLARS IN THOUSANDS)

                                                                  FOR THE YEAR ENDED     FOR THE YEAR      FOR THE YEAR ENDED
                                                                     DECEMBER 31,           ENDED             DECEMBER 31,
                                                                         2004            DECEMBER 31,             2002
                                                                    (CONSOLIDATED)           2003
                                                                    --------------       -------------     ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                               $248,592             $180,103            $219,507
Adjustments to reconcile net income to net cash                                --                   --
provided by operating activities:
Amortization of premiums and discounts, net                               179,602              216,570             106,198
Amortization of intangibles                                                   130                   --                  --
Gain on sale of Mortgage-Backed Securities                                 (5,215)             (40,907)            (21,063)
Stock option expense                                                          317                  121                 240
Market value adjustment on long-term repurchase
agreement                                                                  (1,133)               1,607               1,204
Decrease (increase) in accrued interest receivable, net of                (27,964)              (2,833)             (2,903)
interest      purchased on securities
Decrease (increase) in other assets                                        (1,749)                (776)               (641)
Decrease (increase) in advisory and service fees
receivable                                                                   (795)                  --                  --
Increase (decrease) in accrued interest payable                            20,732                   55              (1,109)
Increase in accounts payable                                                4,400                  979                 673
                                                                    -------------        -------------        ------------
Net cash  provided by operating activities                                416,917              354,919             302,106
                                                                    -------------        -------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Mortgage-Backed Securities                                (14,147,323)         (11,404,133)        (11.079.561)
Purchase of Agency debentures                                            (250,000)          (1,735,940)                 --
Proceeds from sale of Mortgage-Backed Securities                          596,962            2,899,267           2,076,800
Proceeds from called agency debentures                                    845,000              746,000                  --
Principal payments of Mortgage-Backed Securities                        6,495,911            8,290,724           4,728,666
Cash from FIDAC acquisition                                                 2,526                   --                  --
                                                                    -------------        -------------        ------------
Net cash used in investing activities                                  (6,456,924)          (1,204,082)         (4,274,095)
                                                                    -------------        -------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from repurchase agreements                               152,739,827          117,066,588          87,463,924
Principal payments on repurchase agreements                          (147,045,071)        (116,217,261)        (83,668,862)
Proceeds from exercise of stock options                                       539                  792                 774
Proceeds from direct purchase and dividend
reinvestment                                                                2,286                4,201               3,010
Net proceeds from follow-on  offerings                                    363,592              151,315             347,336
Proceeds from preferred offering                                          177,077                   --                  --
Net proceeds from equity shelf program                                     37,494               34,644              28,103
Dividends paid                                                           (230,131)            (191,595)           (201,999)
                                                                    -------------        -------------        ------------
Net cash provided by  financing activities                              6,045,613              848,684           3,972,286
                                                                    -------------        -------------        ------------

Net increase (decrease) in cash and cash equivalents                        5,606                 (479)                297

Cash and cash equivalents, beginning of year                                  247                  726                 429
                                                                    -------------        -------------        ------------

Cash and cash equivalents, end of year                                      5,853                  247                 726
                                                                    =============        =============        ============
Supplemental disclosure of cash flow information:
Interest paid                                                            $249,384             $181,949            $190,650
                                                                    =============        =============        ============

Noncash financing activities:
Net change in unrealized loss on available-for-
sale securities net of reclassification adjustment                       ($73,539)           ($122,772)            $37,342
                                                                    =============        =============        ============

Dividends declared, not yet paid                                          $60,632              $45,155             $57,499
                                                                    =============        =============        ============

Noncash investing and financing activities:
Noncash acquisition of FIDAC                                              $40,500                   --                  --
                                                                    =============        =============        ============


See notes to financial statements.

                        ANNALY MORTGAGE MANAGEMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMPER 31, 2004, 2003 AND 2002

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

A summary of the Company's significant accounting policies follows:

         Basis of Presentation - The consolidated financial statements as of and for the year ended December 31, 2004 include the accounts of the Company and FIDAC. All material intercompany balances have been eliminated. Certain reclassifications have been made to prior year financial statements, where appropriate, to conform to the current year presentation.

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

         Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Unrealized losses on Investment Securities that are considered other than temporary, as measured by the amount of decline in fair value attributable to factors other than temporary, are recognized in income and the cost basis of the Investment Securities is adjusted. There were no such adjustments for the year ended December 31, 2004, 2003, or 2002.

         SFAS No. 107, DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. The fair value of mortgage-backed securities and agency debentures available-for-sale and futures contracts is equal to their carrying value presented in the balance sheet. The fair value of cash and cash equivalents, accrued interest receivable, receivable for mortgage-backed securities sold, receivable for advisory fees, repurchase agreements, and payable for mortgage-backed securities purchased, dividends payable, accounts payable, and accrued interest payable, generally approximates cost as of December 31, 2004, due to the short-term nature of these securities.

         Interest income is accrued based on the outstanding principal amount of the Investment Securities and their contractual terms. Premiums and discounts associated with the purchase of the Investment Securities are amortized or accreted into interest income over the projected lives of the securities using the interest method. The Company's policy for estimating prepayment speeds for calculating the effective yield is to evaluate historical performance, street consensus prepayment speeds, and current market conditions.

         Investment Securities transactions are recorded on the trade date. Purchases of newly issued securities are recorded when all significant uncertainties regarding the characteristics of the securities are removed, generally shortly before settlement date. Realized gains and losses on sale of Investment Securities are determined on the specific identification basis.

         Credit Risk - At December 31, 2004 and December 31, 2003, the Company has limited its exposure to credit losses on its portfolio of Investment Securities by only purchasing securities issued by FHLMC, FNMA, Government National Mortgage Association ("GNMA"), or FHLB. The payment of principal and interest on the FHLMC and FNMA Mortgage-Backed Securities are guaranteed by those respective agencies and the payment of principal and interest on the GNMA Mortgage-Backed Securities is backed by the full-faith-and-credit of the U.S. government. At December 31, 2004 and December 31, 2003 all of the Company's Investment Securities have an actual or implied "AAA" rating.

         Repurchase Agreements - The Company finances the acquisition of its Investment Securities through the use of repurchase agreements. Repurchase agreements are treated as collateralized financing transactions and are carried at their contractual amounts, including accrued interest, as specified in the respective agreements. Accrued interest payable is recorded as a separate line item on the statement of financial condition.

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

         Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Intangible assets - The Company's acquisition of FIDAC is accounted for using the purchase method. Under the purchase method, net assets and results of operations of acquired companies are included in the consolidated financial statements from the date of acquisition. In addition, the cost of FIDAC must be allocated to the assets acquired, including identifiable intangible assets, and the liabilities assumed based on their estimated fair values at the date of acquisition. The excess of cost over the fair value of the net assets acquired is recognized as goodwill.

         Recent Accounting Pronouncements - In March 2004, the Emerging Issues Task Force, or EITF, reached a consensus on Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. This Issue provides clarification with respect to the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS No. 115, and investments accounted for under the cost method or the equity method. Certain provisions of this Issue have been deferred to a later date. This Issue is not expected to have a significant impact on the Company's financial statements when adopted.

         On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123, (Revised 2004) - share-Based Payment ("SFAS No. 123R"). SFAS 123R, which replaces SFAS No. 123, requires the Company to measure and recognize in the financial statements the compensation cost relating to share-based payment transactions. The compensation cost should be reassured based on the fair value of the equity instruments issued. SFAS No. 123R is effective as of the first interim or annual reporting period that begins after June 15, 2005. The adoption of SFAS No. 123R is not expected to have a significant impact on the Company's financial statements when adopted as of July 1, 2005.

2.    FIXED INCOME DISCOUNT ADVISORY COMPANY

         On December 31, 2003, the Company entered into a merger agreement with FIDAC. At the annual meeting of the Company's shareholders held on May 27, 2004, shareholders voted to approve the merger. The merger closed before the opening of business on June 4, 2004. The merger was accounted for using the purchase method of accounting in accordance with SFAS No. 141. Accordingly, the consolidated balance sheet as of December 31,2004 includes the effects of the merger and the Company's application of the purchase method of accounting. Additionally, the consolidated statements of operations and of cash flows for the respective periods ended December 31, 2004 include the results of the Company and FIDAC for the period from June 4, 2004 to December 31, 2004.

         Upon completion of the merger and pursuant to the merger agreement, FDC Merger Sub, ("Merger Sub"), the Company's wholly owned subsidiary created solely for the purpose of effectuating the merger, merged with and into FIDAC. As a result of the merger, Merger Sub ceased to exist, and FIDAC is the surviving corporation and operates as the Company's wholly owned taxable REIT subsidiary. At the time of the merger, each FIDAC shareholder received approximately 2,935 shares of the Company's common stock for each share of FIDAC stock the shareholder owned and has the right to receive additional shares of the Company's common stock in the future, based on FIDAC achieving specific performance goals. FIDAC's shareholders may also receive additional shares of our common stock as an earn-out in 2005and 2006 worth up to $49,500,000 if FIDAC meets specific performance goals under the merger agreement. We cannot calculate how many shares we will issue under the earn-out provisions since that will vary depending upon whether and the extent to which FIDAC achieves specific performance goals. Even if FIDAC achieves specific performance goals for a fiscal year, the number of additional shares to be issued to the FIDAC shareholders will vary depending on our average share price for the first 20 trading days of the following fiscal year.

         The value of the shares of the Company's common stock issued to the FIDAC shareholders immediately upon the consummation of the acquisition was fixed at $40,500,000 based upon the closing price of the Company's common stock on December 31, 2003, and was paid on June 4, 2004 by delivering 2,201,080 shares of the Company's common stock.

         The total amount of goodwill represents the purchase price in excess of the fair value of the net assets acquired. Under SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill is not amortized, but tested at least annually for impairment. Customer relationships are deemed by the Company to have an indefinite life based on a lack of attrition history and management's expectation of continued service to FIDAC clients and, accordingly, are not being amortized. Instead, they are required to be tested at least annually for impairment. FIDAC trademark and non-compete agreements are considered intangible assets subject to amortization over their estimated life of three years and one year, respectively. For the year ended December 31, 2004, amortization expense related to these intangibles was $130,000. A deferred tax liability of $104,000 arising from the temporary difference between the book and tax basis relating to these amortizable intangible is included in "Other liabilities" in the Statement of Financial Condition as of December 31, 2004.

A summary of the fair values of the net assets acquired is as follows:

                                                          (dollars in thousands)
Cash and cash equivalents                                                $2,526
Receivable for advisory fees and services                                 1,564
Other assets                                                                591
Customer relationships                                                   15,613
FIDAC trademark                                                             250
Non-compete agreements                                                      140
Goodwill                                                                 22,905
Accounts payable                                                           (748)
                                                                        -------
  Total fair value of net assets, including acquisition cost            $42,841
                                                                        =======

3.    MORTGAGE-BACKED SECURITIES

         The following tables pertain to the Company's Mortgage-Backed Securities classified as available-for-sale as of December 31, 2004 and 2003, which are carried at their fair value:

                                    FEDERAL HOME LOAN      FEDERAL NATIONAL    GOVERNMENT NATIONAL  TOTAL MORTGAGE-BACKED
DECEMBER 31, 2004                 MORTGAGE CORPORATION   MORTGAGE ASSOCIATION  MORTGAGE ASSOCIATION       SECURITIES
                                 ---------------------- --------------------- --------------------- ---------------------
                                                                 (dollars in thousands)
Mortgage-Backed
 Securities, gross                          $6,063,131           $12,061,462              $604,310           $18,728,903
Unamortized discount                              (171)                 (843)                 (109)               (1,123)
Unamortized premium                            130,211               288,217                 8,528               426,956
                                 ---------------------- --------------------- --------------------- ---------------------
Amortized cost                               6,193,171            12,348,836               612,729            19,154,736

Gross unrealized gains                          11,534                 9,905                 1,582                23,021
Gross unrealized losses                        (39,429)              (97,890)               (2,052)             (139,371)
                                 ---------------------- --------------------- --------------------- ---------------------

Estimated fair value                        $6,165,276           $12,260,851              $612,259           $19,038,386
                                 ====================== ===================== ===================== =====================
                                     AMORTIZED COST     GROSS UNREALIZED GAIN GROSS UNREALIZED LOSS  ESTIMATED FAIR VALUE
                                 ---------------------- --------------------- --------------------- ---------------------
                                                                 (dollars in thousands)
Adjustable rate                            $13,833,122               $20,713              ($93,796)          $13,760,039

Fixed rate                                   5,321,614                 2,308               (45,575)            5,278,347
                                 ---------------------- --------------------- --------------------- ---------------------

Total                                      $19,154,736               $23,021             ($139,371)          $19,038,386
                                 ====================== ===================== ===================== =====================
                                    FEDERAL HOME LOAN      FEDERAL NATIONAL    GOVERNMENT NATIONAL  TOTAL MORTGAGE-BACKED
DECEMBER 31, 2003                 MORTGAGE CORPORATION   MORTGAGE ASSOCIATION  MORTGAGE ASSOCIATION       SECURITIES
                                 ---------------------- --------------------- --------------------- ---------------------
                                                                 (dollars in thousandS)
Mortgage-Backed
 Securities, gross                          $3,763,364            $7,509,544              $419,223           $11,692,130
Unamortized discount                              (198)               (1,034)                 (209)               (1,441)
Unamortized premium                             87,726               206,580                 7,005               301,311
                                 ---------------------- --------------------- --------------------- ---------------------
Amortized cost                               3,850,892             7,715,090               426,019            11,992,000

Gross unrealized gains                           8,301                16,133                   452                24,886
Gross unrealized losses                        (18,114)              (39,984)               (2,277)              (60,374)
                                 ---------------------- --------------------- --------------------- ---------------------

Estimated fair value                        $3,841,079            $7,691,239              $424,194           $11,956,512
                                 ====================== ===================== ===================== =====================
                                     AMORTIZED COST     GROSS UNREALIZED GAIN GROSS UNREALIZED LOSS  ESTIMATED FAIR VALUE
                                 ---------------------- --------------------- --------------------- ---------------------
                                                                 (dollars in thousands)
Adjustable rate                             $8,565,873               $13,118              ($35,490)           $8,543,501

Fixed rate                                   3,426,127                11,768               (24,884)            3,413,011
                                 ---------------------- --------------------- --------------------- ---------------------

Total                                      $11,992,000               $24,886              ($60,374)          $11,956,512
                                 ====================== ===================== ===================== =====================

         Actual maturities of mortgage-backed securities are generally shorter than stated contractual maturities. Actual maturities of the Company's mortgage-backed securities are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal. The following table summarizes the

Company's mortgage-backed securities on December 31, 2004 and 2003 according to their estimated weighted-average life classifications:

                                                             December 31, 2004                  December 31, 2003
              Weighted-Average Life                    Fair Value     Amortized Cost      Fair Value      Amortized Cost
                                                                           (dollars in thousands)
--------------------------------------------------------------------------------------------------------------------------
Less than one year                                       $   357,135      $   359,433       $   743,137       $   744,571
Greater than one year and less than five years            14,623,143       14,705,212         8,240,101         8,254,989
Greater than or equal to five years                        4,058,108        4,090,091         2,973,274         2,992,440
                                                    ----------------------------------------------------------------------
Total                                                    $19,038,386      $19,154,736       $11,956,512       $11,992,000
                                                    ======================================================================

         The weighted-average lives of the mortgage-backed securities at December 31, 2004 and 2003 in the table above are based upon data provided through subscription-based financial information services, assuming constant principal prepayment rates to the reset date of each security. The prepayment model considers current yield, forward yield, steepness of the yield curve, current mortgage rates, mortgage rate of the outstanding loans, loan age, margin and volatility.

         Mortgage-Backed Securities with a carrying value of $2.2 billion were in a continuous unrealized loss position over 12 months at December 31, 2004 in the amount of $34.1 million. Mortgage-Backed Securities with a carrying value of $13.1 billion were in a continuous unrealized loss position for less than 12 months at December 31, 2004 in the amount of $105.3 million. Mortgage-Backed Securities with a carrying value of $809.0 million were in a continuous unrealized loss position over 12 months at December 31, 2003 in the amount of $8.2 million. Mortgage-Backed Securities with a carrying value of $6.7 billion were in a continuous unrealized loss position for less than 12 months at December 31, 2003 in the amount of $52.2 million. The reason for the decline in value of these securities is solely due to increases in interest rates. All of the Mortgage-Backed Securities are "AAA" rated or carry an implied "AAA" rating. These investments are not considered other-than-temporarily impaired since the Company has the ability and intent to hold the investments for a period of time, to maturity, if necessary, sufficient for a forecasted market price recovery up to or beyond the cost of the investments. Also, the Company is guaranteed payment on the par value of the securities.

         The adjustable rate Mortgage-Backed Securities is limited by periodic caps (generally interest rate adjustments are limited to no more than 1% every nine months) and lifetime caps. The weighted average lifetime cap was 10.1% at December 31, 2004 and 9.9% at December 31, 2003.

         During the year ended December 31, 2004, the Company realized $5.2 million in net gains from sales of Mortgage-Backed Securities. During year ended December 31, 2003, the Company realized $40.9 million in net gains from sales of Mortgage-Backed Securities.

4.    AGENCY DEBENTURES

         At December 31, 2004, the Company owned callable agency debentures totaling $395.0 million par value and a total unamortized discount of $40,000. FHLMC, FNMA, and FHLB are the issuers of the debentures. All of the Company's agency debentures are classified as available-for-sale. All agency debentures had carrying values of $390.5 million and $978.2 million at December 31, 2004 and December 31, 2003, respectively. The agency debentures with a carrying value of $390.5 million were in a continuous unrealized loss position over 12 months at December 31, 2004 in the amount of $4.5 million. All debentures with a carrying value of $978.2 million were in a continuous unrealized loss position for less than 12 months at December 31, 2003 in the amount of $11.8 million. The Company's agency debentures are adjustable rate and fixed rate with a weighted average lifetime cap of 3.71% at December 31, 2004 and 5.80% at December 31, 2003. All of the agency debentures carry an implied "AAA" rating. These investments are not considered other-than-temporarily impaired since the Company has the ability and intent to hold the investments for a period of time, to maturity, if necessary, sufficient for a forecasted market price recovery up to or beyond the cost of the investments. Also, the Company is guaranteed payment on the par value of the agency debentures.

5.    REPURCHASE AGREEMENTS

         The Company had outstanding $16.7 billion and $11.0 billion of repurchase agreements with weighted average borrowing rates of 2.46% and 1.51%, and weighted average remaining maturities of 111 days and 90 days as of December 31, 2004 and December 31, 2003, respectively. Investment Securities pledged as collateral under these repurchase agreements had an estimated fair value of $17.4 billion at December 31, 2004.

         At December 31, 2004 and December 31, 2003, the repurchase agreements had the following remaining maturities:

                                 DECEMBER 31, 2004             DECEMBER 31, 2003
                                               (dollars in thousands)
                                 -----------------------------------------------
Within 30 days                         $13,059,810                   $ 8,589,184
30 to 59 days                            1,598,069                       709,552
60 to 89 days                                   --                            --
90 to 119 days                                  --                            --
Over 120 days                            2,050,000                     1,714,167
                                 ------------------ ----------------------------
Total                                  $16,707,879                   $11,012,903
                                 ================== ============================

6.    OTHER LIABILITIES

         In 2001, the Company entered into a repurchase agreement maturing in July 2004, at which time the repurchase agreement gave the buyer the right to extend, in whole or in part, in three-month increments up to July 2006. In October 2004, the buyer extended the repurchase agreement, in whole, for the next three months, with the right to further extend in January, 2005, which the buyer did extend. The repurchase agreement has a principal amount of $100,000,000, included in repurchase agreements on the statement of financial condition. The Company accounts for the extension option as a separate interest rate floor liability carried at fair value. The initial fair value of $1.2 million allocated to the extension option resulted in a similar discount on the repurchase agreement borrowings that is being amortized over the initial term of three years using the effective yield method. At December 31, 2004 and December 31, 2003, the fair value of this interest rate floor was $2.7 million and $4.0 million, respectively, and is included in other liabilities in the Statement of Financial Condition.

7.    PREFERRED STOCK AND COMMON STOCK

         During the year ended December 31, 2004, the Company declared dividends to common shareholders totaling $237.9 million or $1.98 per share, of which $60.6 million were paid on January 27, 2005. During the year ended December 31, 2004, the Company declared and paid dividends to preferred shareholders totaling $7.7 million or $1.45 per share. On January 21, 2004, the Company entered into an underwriting agreement pursuant to which the Company raised net proceeds of approximately $363.6 million in an offering of 20,700,000 shares of common stock. On March 31, 2004, the Company entered into an underwriting agreement pursuant to which the Company raised net proceeds of approximately $102.9 million through an offering of 4,250,000 shares of 7.875% Series A Cumulative Redeemable Preferred Stock, which settled on April 5, 2004. On October 14, 2004, the Company entered into an underwriting agreement pursuant to which the Company raised net proceeds of approximately $74.5 million through an offering of 3,162,500 shares of 7.875% Series A Cumulative Redeemable Preferred Stock, which settled on October 19, 2004.During the twelve months ended December 31, 2004, 2,103,525 shares of the Company's common stock were issued through the Equity Shelf Program, totaling net proceeds of $37.5 million. During the year ended December 31, 2004, 57,000 options were exercised under the long-term compensation plan at $856,000. Also, 127,020 common shares were sold through the dividend reinvestment and direct purchase program for $2.3 million during the year ended December 31, 2004.

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

8.    EARNINGS PER SHARE (EPS)

         For the year ended December 31, 2004, the reconciliation is as follows:

                                                               FOR THE YEAR ENDED DECEMBER 31, 2004
                                                         (Amounts in thousands, except per share amounts)
                                                    -----------------------------------------------------------

                                                                           Weighted Average
                                                           Income               Shares            Per-Share
                                                        (Numerator)         (Denominator)          Amount
                                                    -----------------------------------------------------------

Net income available to common shareholders                   $240,847
                                                    -------------------
Basic earnings per common share                               $240,847               118,223             $2.04
                                                                                              =================

Effect of dilutive securities:
  Dilutive stock options                                                                 236
                                                    ------------------- ---------------------
  Diluted earnings per common share                           $240,847               118,459             $2.03
                                                    =================== ===================== =================

         Options to purchase 12,500 shares of common stock were outstanding and considered anti-dilutive as their exercise price exceeded the average stock price for the year ended December 31, 2004.

For the year ended December 31, 2003, the reconciliation is as follows:

                                                               FOR THE YEAR ENDED DECEMBER 31, 2003
                                                         (dollars in thousands, except per share amounts)
                                                      ---------------------------------------------------------

                                                                         Weighted Average
                                                           Income               Shares            Per-Share
                                                        (Numerator)         (Denominator)          Amount
                                                      ---------------------------------------------------------
Net income                                                      $180,103
                                                      -------------------

Basic earnings per share                                        $180,103              92,215             $1.95
                                                                                              =================

Effect of dilutive securities:
  Dilutive stock options                                                                 816
                                                      ------------------- -------------------
  Diluted earnings per share                                    $180,103              93,031             $1.94
                                                      =================== =================== =================

          Options to purchase 12,500 shares of common stock were outstanding and considered anti-dilutive as their exercise price exceeded the average stock price for the year ended December 31, 2003.

         For the year ended December 31, 2002, the reconciliation is as follows:

                                                                FOR THE YEAR ENDED DECEMBER 31, 2002
                                                          (Amounts in thousands, except per share amounts)
                                                      ---------------------------------------------------------

                                                                         Weighted Average
                                                           Income               Shares            Per-Share
                                                        (Numerator)         (Denominator)          Amount
                                                      ---------------------------------------------------------
Net income available to common shareholders                     $219,507
                                                      -------------------

Basic earnings per share                                         219,507              82,044             $2.68
                                                                                              =================

Effect of dilutive securities:
  Dilutive stock options                                                                 239
                                                      ------------------- -------------------
  Diluted earnings per share                                    $219,507              82,283             $2.67
                                                      =================== =================== =================

         Options to purchase 6,250 shares of common stock were outstanding and considered anti-dilutive as their exercise price exceeded the average stock price for the year ended December 31, 2002.

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

The following table sets forth activity relating to the Company's stock options awards:

                                       2004                      2003                        2002
                            --------------------------------------------------------------------------------
                                            Weighted                   Weighted                   Weighted
                                            Average                    Average                    Average
                              Number of     Exercise    Number of      Exercise     Number of     Exercise
                                Shares       Price       Shares         Price        Shares        Price
                            --------------------------------------------------------------------------------
Options outstanding at the
beginning of period            1,063,259      $14.28      512,706         $8.59      635,826          $8.48
Granted                          639,750       17.39      643,450        $18.00        6,250         $20.35
Exercised                        (57,288)       9.40      (92,697)         8.54      (97,095)          8.75
Expired                               --          --         (200)       $17.97      (32,275)         $8.28
                            --------------------------------------------------------------------------------

Options outstanding at the
end of period                  1,645,721      $15.66    1,063,259        $14.28      512,706          $8.59
                            ================================================================================

The following table summarizes information about stock options outstanding at December 31, 2004:

                                                                                 Weighted Average
                                                          Weighted Average    Remaining Contractual
   Range of Exercise Prices        Options Outstanding     Exercise Price          Life (Years)
----------------------------------------------------------------------------------------------------

 $7.94-$19.99                                1,633,221              $15.62             7.95
$20.00-$29.99                                   12,500               20.53             2.98
                                --------------------------------------------------------------------
                                             1,645,721              $15.66             7.91
                                ====================================================================

         The Company accounts for the incentive plan under the intrinsic value method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

                                                             For the year ended December 31,
                                                      (dollars in thousands, except per share data)
                                                               2004            2003            2002
                                                     -----------------------------------------------
Net income available to common shareholders, as
reported                                                   $240,847        $180,103        $219,507
Deduct:  Total stock-based employee compensation
expense determined under fair value based method               (149)            (48)            (33)
                                                     -----------------------------------------------
Pro-forma net income available to common
shareholers                                                $240,698        $180,055        $219,474
                                                     ===============================================


Net income per share available to common shareholders, as reported
Basic                                                         $2.04           $1.95           $2.68
Diluted                                                       $2.03           $1.94           $2.67

Pro-forma net income per share available to common shareholders
Basic                                                         $2.03           $1.95           $2.68
Diluted                                                       $2.03           $1.94           $2.67

9.    INCOME TAXES

         Annaly has elected to be taxed as a Real Estate Investment Trust status under the Internal Revenue Code. In connection with the Company's merger with FIDAC effective June 4, 2004, FIDAC elected taxable REIT subsidiary status under the Internal Revenue Code. As a REIT, the Company is not subject to Federal income tax on earnings distributed to its shareholders. Most states recognize REIT status as well. The Company has decided to distribute the majority of its income and retain a portion of the permanent difference between book and taxable income arising from Internal Revenue Code Section 162(m) pertaining to employee remuneration.

         During the year ended December 31, 2004, the Company recorded $4.5 million of income tax expense for income attributable to taxable REIT subsidiary and the portion of earnings retained based on Code Section 162(m) limitations. The Company's effective tax rate was 45% for the year ended December 31, 2004. Such rate differed from the federal statutory rate as a result of state and local taxes and permanent difference pertaining to employee remuneration as discussed above. During the years ended December 31, 2003 and 2002, 100% of the taxable income of the Company was distributed and as a result, the Company was not subject to income taxes.

11.   LEASE COMMITMENTS

         The Company has a noncancelable lease for office space, which commenced in May 2002 and expires in December 2009.

         The Company's aggregate future minimum lease payments are as follows:

                                                              Total per Year
                                                          (dollars in thousands)
                  2005                                                       500
                  2006                                                       530
                  2007                                                       532
                  2008                                                       532
                  2009                                                       532
                                                          ----------------------
                  Total remaining lease payments                          $2,626
                                                          ======================

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

13.   SUMMARIZED QUARTERLY RESULTS (UNAUDITED)

         The following is a presentation of the quarterly results of operations for the year ended December 31, 2004.

                                                        MARCH 31,         JUNE 30,       SEPTEMBER 30,      DECEMBER 31,
                                                           2004             2004             2004               2004
                                                                  (dollars in thousands, except per share data)
                                                    ----------------------------------------------------------------------

Interest income                                             $114,341         $122,234          $138,970          $156,783
Interest expense                                              50,303           55,648            70,173            93,992
                                                    ----------------- ---------------- ----------------- -----------------
Net interest income                                           64,038           66,586            68,797            62,791
Investment advisory and service fees                              --            1,260             4,811             6,143
Gain on sale of Mortgage-Backed Securities                       595            2,126             1,350             1,144
Distribution fees                                                 --             (298)           (1,024)           (1,538)
General and administrative expenses                           (5,790)          (5,643)           (6,159)           (6,862)
                                                    ----------------- ---------------- ----------------- -----------------
Income before income taxes                                   $58,843          $64,031           $67,775           $61,678
Income taxes                                                      --              494             1,155             2,384
                                                    ----------------- ---------------- ----------------- -----------------
Net income                                                   $58,843          $63,537           $66,620           $59,294
Dividends on preferred stock                                                    1,998             2,082             3,665
                                                    ----------------- ---------------- ----------------- -----------------
Net income available to commons shareholders                 $58,843          $61,837           $64,538           $55,629
                                                    ================= ================ ================= =================
Weighted average number of basic common shares
outstanding                                              112,506,206      118,276,509       120,802,814       121,246,246
                                                    ================= ================ ================= =================
Weighted average number of diluted common shares
outstanding                                              112,804,001      118,469,756       120,994,191       121,514,941
                                                    ================= ================ ================= =================

Net income per share available to common shareholders:
Basic                                                          $0.52            $0.52             $0.53             $0.46
Diluted                                                        $0.52            $0.52             $0.53             $0.46

         The following is a presentation of the quarterly results of operations for the year ended December 31, 2003.

                                                         MARCH 31,         JUNE 30,       SEPTEMBER 30,      DECEMBER 31,
                                                           2003              2003             2003               2003
                                                                  (dollars in thousands, except per share data)
                                                    ----------------------------------------------------------------------

Interest income                                          $    87,500      $    93,892       $    66,855       $    89,186
Interest expense                                              44,048           51,770            43,922            42,264
                                                    ----------------- ---------------- ----------------- -----------------
Net interest income                                           43,452           42,122            22,933            46,922
                                                    ================= ================ ================= =================
Gain on sale of Mortgage-Backed Securities                    11,020           20,231             9,656                --
General and administrative expenses                           (3,697)          (4,201)           (4,110)           (4,225)
                                                    ----------------- ---------------- ----------------- -----------------
Net income                                               $    50,775      $    58,152       $    28,479       $    42,697
                                                    ================= ================ ================= =================
Weighted average number of basic common shares
outstanding                                               84,606,786       93,384,128        94,685,685        96,027,468
                                                    ================= ================ ================= =================
Weighted average number of diluted common shares
outstanding                                               84,837,390       93,588,024        95,500,486        96,232,899
                                                    ================= ================ ================= =================

Net income per share available to common shareholders:
Basic                                                          $0.60            $0.62             $0.30             $0.44
Diluted                                                        $0.60            $0.62             $0.30             $0.44

         The following is a presentation of the quarterly results of operations for the year ended December 31, 2002.

                                                         MARCH 31,         JUNE 30,       SEPTEMBER 30,      DECEMBER 31,
                                                           2002              2002             2002               2002
                                                                  (dollars in thousands, except per share data)
                                                    ----------------------------------------------------------------------

Interest income from investment securities               $    92,900      $   109,423       $   109,201       $    92,641
Interest expense on repurchase agreements                     40,012           47,860            54,012            49,874
                                                    ----------------- ---------------- ----------------- -----------------
Net interest income                                           52,888           61,563            55,189            42,767
Gain on sale of Mortgage-Backed Securities                     3,410            1,343             4,747            11,563
General and administrative expenses                           (3,255)          (3,536)           (3,268)           (3,904)
                                                    ----------------- ---------------- ----------------- -----------------
Net income                                               $    53,043      $    59,370       $    56,668       $    50,426
                                                    ================= ================ ================= =================

Weighted average number of basic common shares
outstanding                                               76,709,836       82,910,206        83,668,422        84,525,171
Weighted average number of diluted common shares
outstanding                                               77,017,431       83,186,865        83,939,870        84,766,747

Net income per share available to common shareholders:
Basic                                                          $0.69            $0.72             $0.68             $0.60
Diluted                                                        $0.69            $0.71             $0.68             $0.60


                                     ******

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, State of New York.

                                ANNALY MORTGAGE MANAGEMENT, INC.

Date: March 4, 2005        By:  /s/ Michael A. J. Farrell
                                Michael A. J. Farrell
                                Chairman, Chief Executive Officer, and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                    Signature                          Title                                               Date
         /s/ KEVIN P. BRADY                            Director                                    March 4, 2005

                   Kevin P. Brady

         /s/ SPENCER I. BROWNE                         Director                                    March 4, 2005

                   Spencer Browne

         /s/ KATHRYN F. FAGAN                          Chief Financial Officer and Treasurer       March 4, 2005
                                                       (principal financial and accounting
                  Kathryn F. Fagan                     officer)

         /s/ MICHAEL A.J. FARRELL                      Chairman of the Board, Chief Executive      March 4, 2005
                                                       Officer, President and Director
                Michael A. J. Farrell                  (principal executive officer)

         /s/ JONATHAN D. GREEN                         Director                                    March 4, 2005

                  Jonathan D. Green

         /s/ JOHN A. LAMBIASE                          Director                                    March 4, 2005

                  John A. Lambiase

         /s/ E. WAYNE NORDBERG                         Director                                    March 4, 2005

                  E. Wayne Nordberg

         /s/ DONNELL A. SEGALAS                        Director                                    March 4, 2005

                 Donnell A. Segalas

         /s/ WELLINGTON DENAHAN-NORRIS                 Vice Chairman of the Board and Director     March 4, 2005

              Wellington Denahan-Norris

                                  EXHIBIT INDEX

Exhibit  Exhibit Description
Number

3.1 Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-11 (Registration No. 333-32913) filed with the Securities and Exchange Commission on August 5, 1997).

3.2 Articles of Amendment and Restatement of the Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-11 (Registration No. 333-32913) filed with the Securities and Exchange Commission on August 5, 1997).

3.3 Articles of Amendment of the Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant's Registration Statement on Form S-3 (Registration Statement 333-74618) filed with the Securities and Exchange Commission on June 12, 2002).

3.4 Bylaws of the Registrant, as amended (incorporated by reference to Exhibit 3.3 to the Registrant's Registration Statement on Form S-11 (Registration No. 333-32913) filed with the Securities and Exchange Commission on August 5, 1997).

4.1      Specimen Common Stock Certificate (incorporated by reference to Exhibit
         4.1 to Amendment No. 1 to the Registrant's Registration Statement on Form S-11 (Registration No. 333-32913) filed with the Securities and Exchange Commission on September 17, 1997).

4.2 Specimen Series A Preferred Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement on Form 8-A filed with the SEC on April 1, 2004).

4.3      Specimen Preferred Stock Certificate (incorporated by reference to
         Exhibit 4.2 to the Registrant's Registration Statement on Form S-3 (Registration No. 333-74618) filed with the Securities and Exchange Commission on December 5, 2001).

10.1     Long-Term Stock Incentive Plan (incorporated by reference to Exhibit
         10.3 to the Registrant's Registration Statement on Form S-11 (Registration No. 333-32913) filed with the Securities and Exchange Commission on August 5, 1997).*

10.2     Form of Master Repurchase Agreement (incorporated by reference to
         Exhibit 10.7 to the Registrant's Registration Statement on Form S-11 (Registration No. 333-32913) filed with the Securities and Exchange Commission on August 5, 1997).

10.3 Amended and Restated Employment Agreement, effective as of June 4, 2004 between the Registrant and Michael A.J. Farrell.*

10.4 Amended and Restated Employment Agreement, effective as of June 4, 2004, between the Registrant and Wellington J. Denahan-Norris.*

10.5 Amended and Restated Employment Agreement, effective as of June 4, 2004 between the Registrant and Kathryn F. Fagan.*

10.6 Amended and Restated Employment Agreement, effective as of June 4, 2004, between the Registrant and Jennifer S. Karve.*

10.7 Amended and Restated Employment Agreement, effective as of June 4, 2004, between the Registrant and James P. Fortescue.*

10.8 Amended and Restated Employment Agreement, effective as of June 4, 2004, between the Registrant and Jeremy Diamond.*

10.9 Amended and Restated Employment Agreement, effective as of June 4, 2004, between the Registrant and Ronald D. Kazel.*

10.10 Amended and Restated Employment Agreement, effective as of June 4, 2004, between the Registrant and Rose-Marie Lyght.*

10.11 Amended and Restated Employment Agreement, effective as of June 4, 2004, between the Registrant and Kristopher R. Konrad.*

10.12 Employment Agreement, dated February 14, 2005, between the Registrant and R. Nicholas Singh (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed with the Securities and Exchange Commission on February 16, 2005).*

10.13 Agreement and Plan of Merger, dated as of December 31, 2003, by and among the Registrant, Fixed Income Discount Advisory Company, FDC MergerSub, Inc., Michael A.J. Farrell, Wellington J. Denahan, Jennifer
         S. Karve, Kathryn F. Fagan, Jeremy Diamond, Ronald D. Kazel, Rose-Marie Lyght, Kristopher R. Konrad, and James P. Fortescue (incorporated by reference to Exhibit 99.2 to the Registrant's Form 8-K filed with the Securities and Exchange Commission on January 2, 2004).

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

* Exhibit Numbers 10.1 and 10.3-10.12 are management contracts or compensatory plans required to be filed as Exhibits to this Form 10-K.