Form 10-Q
period 2005-03-31
ANNALY MORTGAGE MANAGEMENT INC
filed 2005-05-04
CIK 1043219

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2005

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

                                Yes    X     No___
                                     -----

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2) of the Exchange Act:

                                Yes    X     No___
                                     -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date:

            Class                                 Outstanding at April 27, 2005
Common Stock, $.01 par value                              121,277,698

                        ANNALY MORTGAGE MANAGEMENT, INC.

                                    FORM 10-Q

                                      INDEX

Part I.     FINANCIAL INFORMATION

         Item 1.  Financial Statements:

         Statements of Financial Condition- March 31, 2005 (Unaudited) and December 31, 2004                              1

         Statements of Operations and Comprehensive Income (Loss) (Unaudited) for the quarters ended
         March 31, 2005 and March 31, 2004                                                                                2

         Statements of Stockholders' Equity (Unaudited) for the quarter ended March 31, 2005                              3

         Statements of Cash Flows (Unaudited) for the quarters ended March 31, 2005 and March 31, 2004                    4

         Notes to Financial Statements (Unaudited)                                                                     5-14

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations                15-29

         Item 3. Quantitative and Qualitative Disclosures about Market Risk                                           30-31

         Item 4. Controls and Procedures                                                                                 31

Part II.     OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K

         SIGNATURES

         CERTIFICATIONS

PART I.
ITEM 1.   FINANCIAL STATEMENTS


                        ANNALY MORTGAGE MANAGEMENT, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                  (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                                             MARCH 31, 2005         DECEMBER 31,
                                                                               (UNAUDITED)              2004
                                                                        ----------------------------------------

                              ASSETS

Cash and cash equivalents                                                     $     2,417           $     5,853
Mortgage-Backed Securities, at fair value                                      18,702,470            19,038,386
Agency debentures, at fair value                                                  388,593               390,509
Receivable for Mortgage-Backed Securities sold                                          -                 1,025
Accrued interest receivable                                                        80,172                81,557
Receivable for advisory and service fees                                            2,883                 2,359
Intangible for customer relationships                                              15,613                15,613
Goodwill                                                                           23,122                23,122
Other assets                                                                        1,873                 1,875
                                                                        ----------------------------------------

     Total assets                                                             $19,217,143           $19,560,299
                                                                        ========================================

               LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Repurchase agreements                                                       $17,438,609           $16,707,879
  Payable for Mortgage-Backed Securities purchased                                 75,165             1,044,683
  Accrued interest payable                                                         33,770                35,721
  Dividends payable                                                                54,575                60,632
  Other liabilities                                                                 1,569                 2,819
  Accounts payable                                                                  4,079                 8,095
                                                                        ----------------------------------------
     Total liabilities                                                         17,607,767            17,859,829
                                                                        ----------------------------------------

Stockholders' Equity:
  7.875% Series A Cumulative Redeemable Preferred Stock: 8,000,000                177,077               177,077
    authorized,  7,412,500, shares issued and outstanding
  Common stock: par value $.01 per share; 500,000,000 authorized,
    121,277,698, and 121,263,000 shares issued and outstanding,
    respectively                                                                    1,213                 1,213
  Additional paid-in capital                                                    1,638,911             1,638,635
  Accumulated other comprehensive loss                                          (213,280)             (120,800)
  Retained earnings                                                                 5,455                 4,345
                                                                        ----------------------------------------
Total stockholders' equity                                                      1,609,376             1,700,470
                                                                        ----------------------------------------

Total liabilities and stockholders' equity                                    $19,217,143           $19,560,299
                                                                        ========================================

                       See notes to financial statements.

PART I.
ITEM 1.   FINANCIAL STATEMENTS

                        ANNALY MORTGAGE MANAGEMENT, INC.
            STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                           FOR THE
                                                                        QUARTER ENDED         FOR THE
                                                                       MARCH 31, 2005      QUARTER ENDED
                                                                        (CONSOLIDATED)    MARCH 31, 2004
                                                                    -------------------------------------
INTEREST INCOME                                                              $176,289           $114,341

INTEREST EXPENSE                                                              113,993             50,303

                                                                    -------------------------------------
NET INTEREST INCOME                                                            62,296             64,038
                                                                    -------------------------------------
OTHER INCOME:
  Investment advisory and service fees                                          6,309                  -
  Gain on sale of mortgage-backed securities                                      580                595
                                                                    -------------------------------------

     TOTAL OTHER INCOME                                                         6,889                595
                                                                    -------------------------------------

EXPENSES:
  Distribution fees                                                             1,610                  -
  General and administrative expenses                                           6,664              5,365
                                                                    -------------------------------------

     TOTAL EXPENSES                                                             8,274              5,365
                                                                    -------------------------------------

INCOME BEFORE INCOME TAXES                                                     60,911             59,268

INCOME TAXES                                                                    1,578                425
                                                                    -------------------------------------

NET INCOME                                                                     59,333             58,843

DIVIDENDS ON PREFERRED STOCK                                                    3,648                  -
                                                                    -------------------------------------

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS                                  $ 55,685           $ 58,843
                                                                    =====================================

NET INCOME PER COMMON SHARE

Basic                                                                           $0.46              $0.52
                                                                    =====================================
Diluted                                                                         $0.46              $0.52
                                                                    =====================================
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

Basic                                                                     121,270,867        112,506,206
                                                                    =====================================

Diluted                                                                   121,564,320        112,804,001
                                                                    =====================================

NET INCOME                                                                    $59,333           $ 58,843
                                                                    -------------------------------------

COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) on available-for sale securities                      (91,900)             52,356
Less: reclassification adjustment for net gains (losses) included
in net income                                                                   (580)              (595)
                                                                    -------------------------------------

Other comprehensive income (loss)                                            (92,480)             51,761
                                                                    -------------------------------------

COMPREHENSIVE INCOME (LOSS)                                                 ($33,147)           $110,604
                                                                    =====================================

See notes to financial statements.

PART I
ITEM 1.   FINANCIAL STATEMENTS

                        ANNALY MORTGAGE MANAGEMENT, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      FOR THE QUARTER ENDED MARCH 31, 2005
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                         COMMON     ADDITIONAL                  ACCUMULATED
                                            PREFERRED    STOCK        PAID-IN   COMPREHENSIVE      OTHER      RETAINED
                                              STOCK    PAR VALUE      CAPITAL   INCOME (LOSS)  COMPREHENSIVE  EARNINGS   TOTAL
                                                                                               INCOME (LOSS)
                                           ----------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 2005                     $177,077    $1,213     $1,638,635                  ($120,800)     $4,345   $1,700,470
  Net Income                                                                       $59,333                     59,333
  Other comprehensive income:
    Unrealized net gain on securities,
      net of reclassification adjustment                                           (92,480)      (92,480)
                                                                                --------------
  Comprehensive loss                                                              ($33,147)                               (33,147)
                                                                                ==============
  Exercise of stock options                                             99                                                      99
  Proceeds from direct purchase and
dividend                                                                177                                                    177
    reinvestment
  Preferred dividend declared for the
quarter ended                                                                                                  (3,648)     (3,648)
    March 31, 2005, $0.492188  per share
  Common dividend declared for the quarter
ended                                                                                                         (54,575)    (54,575)
    March 31, 2005, $0.45  per share
                                           ------------------------------------               -------------------------------------
BALANCE, MARCH 31, 2005                      $177,077    $1,213     $1,638,911                  ($213,280)     $5,455   $1,609,376
                                           ========================================================================================

See notes to financial statements.

PART I
ITEM 1.   FINANCIAL STATEMENTS

                        ANNALY MORTGAGE MANAGEMENT, INC.
                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                 FOR THE QUARTER         FOR THE QUARTER
                                                                                 ENDED MARCH 31,         ENDED MARCH 31,
                                                                                      2005                     2004
                                                                              ------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:                                                   $59,333                 $58,843
 Net income
   Adjustments to reconcile net income to net cash provided by operating activities:
   Amortization of Mortgage- Backed Securities  premiums and discounts, net              36,067                  41,501
   Amortization of intangibles                                                               55                       -
   Gain on sale of Mortgage-Backed Securities                                             (580)                   (595)
   Stock option expense                                                                       -                     217
   Market value adjustment on long-term repurchase agreement                            (1,250)                     747
   Decrease (increase) in accrued interest receivable, net of purchased
      interest                                                                              455                (17,703)
   Increase in other assets                                                                (54)                 (1,191)
   Increase in advisory and service fees receivable                                       (524)                       -
   (Decrease) increase in accrued interest payable                                      (1,951)                   6,310
   Decrease in accounts payable                                                         (4,016)                   (833)
                                                                              ------------------------------------------

          Net cash provided by operating activities                                      87,535                  87,296
                                                                              ------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of Mortgage-Backed Securities                                          (2,361,872)             (5,280,945)
    Purchase of Agency debentures                                                             -               (150,000)
    Proceeds from sale of Mortgage-Backed Securities                                     85,946                  24,159
    Proceeds from called Agency debentures                                                    -                 100,000
    Principal payments on Mortgage-Backed Securities                                  1,518,228               1,204,219
                                                                              ------------------------------------------

         Net cash used in investing activities                                        (757,698)             (4,102,567)
                                                                              ------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from repurchase agreements                                            57,259,546              30,194,192
  Principal payments on repurchase agreements                                      (56,528,815)            (26,517,895)
  Proceeds from exercise of stock options                                                    99                     243
  Proceeds from direct purchase and dividend reinvestment                                   177                     734
  Net proceeds from follow-on offerings                                                       -                 363,592
  Net proceeds from equity shelf program                                                      -                  20,051
  Dividends paid                                                                       (64,280)                (45,155)
                                                                              ------------------------------------------

          Net cash provided by financing activities                                     666,727               4,015,762
                                                                              ------------------------------------------

Net (decrease) increase in cash and cash equivalents                                    (3,436)                     491

Cash and cash equivalents, beginning of period                                            5,853                     247
                                                                              ------------------------------------------

Cash and cash equivalents, end of period                                                 $2,417                    $738
                                                                              ==========================================

Supplemental disclosure of cash flow information:
  Interest paid                                                                        $115,944                 $43,993
                                                                              ==========================================

Noncash financing activities:
  Net change in unrealized loss on available-for-sale, securities net of
     reclassification adjustment                                                      ($92,480)                 $51,761
                                                                              ==========================================

  Dividends declared, not yet paid                                                      $54,575                 $58,942
                                                                              ==========================================

See notes to financial statements.

                        ANNALY MORTGAGE MANAGEMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE QUARTERS ENDED MARCH 31, 2005 AND 2004
                                   (UNAUDITED)
--------------------------------------------------------------------------------
1.    ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

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

         A SUMMARY OF THE COMPANY'S SIGNIFICANT ACCOUNTING POLICIES FOLLOWS:

         BASIS OF PRESENTATION - The accompanying unaudited financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP"). The interim financial statements are unaudited; however, in the opinion of the Company's management, all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results of operations have been included. These unaudited financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. The nature of the Company's business is such that the results of any interim period are not necessarily indicative of results for a full year.

         The consolidated financial statements subsequent to June 4, 2004 include the accounts of the Company and FIDAC. All material intercompany balances have been eliminated. Certain reclassifications have been made to prior year financial statements, where appropriate, to conform to the current year presentation.

         CASH AND CASH EQUIVALENTS - Cash and cash equivalents include cash on hand and money market funds.

         MORTGAGE-BACKED SECURITIES AND AGENCY DEBENTURES - The Company invests primarily in mortgage pass-through certificates, collateralized mortgage obligations and other mortgage-backed securities representing interests in or obligations backed by pools of mortgage loans (collectively, "Mortgage-Backed Securities"). The Company also invests in agency debentures issued by Federal Home Loan Bank ("FHLB"), Federal Home Loan Mortgage Corporation ("FHLMC"), and Federal National Mortgage Association ("FNMA"). The Mortgage-Backed Securities and agency debentures are collectively referred to herein as "Investment Securities."

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

         Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Unrealized losses on Investment Securities that are considered other than temporary, as measured by the amount of decline in fair value attributable to factors other than temporary, are recognized in income and the cost basis of the Investment Securities is adjusted. There were no such adjustments for the quarters ended March 31, 2005 and 2004.

         SFAS No. 107, DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. The fair value of mortgage-backed securities and agency debentures available-for-sale and futures contracts is equal to their carrying value presented in the balance sheet. The fair value of cash and cash equivalents, accrued interest receivable, receivable for mortgage-backed securities sold, receivable for advisory fees, repurchase agreements, and payable for mortgage-backed securities purchased, dividends payable, accounts payable, and accrued interest payable, generally approximates cost as of March 31, 2005 and December 31, 2004, due to the short term nature of these securities.

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

         CREDIT RISK - The Company has limited its exposure to credit losses on its portfolio of Investment Securities by only purchasing securities issued by FHLMC, FNMA, Government National Mortgage Association ("GNMA"), or FHLB. The payment of principal and interest on the FHLMC and FNMA Mortgage-Backed Securities are guaranteed by those respective agencies and the payment of principal and interest on the GNMA Mortgage-Backed Securities are backed by the full faith and credit of the U.S. government. All of the Company's Investment Securities have an actual or implied "AAA" rating.

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

         INCOME TAXES - The Company has elected to be taxed as a Real Estate Investment Trust ("REIT") and intends to comply with the provisions of the Internal Revenue Code of 1986, as amended (the "Code"), with respect thereto. Accordingly, the Company will not be subjected to federal income tax to the extent of its distributions to shareholders and as long as certain asset, income and stock ownership tests are met. The Company and FIDAC have made a joint election to treat FIDAC as a taxable REIT subsidiary. As such, FIDAC is taxable as a domestic corporation and subject to federal and state and local income taxes based upon its taxable income.

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

         INTANGIBLE ASSETS - The Company's acquisition of FIDAC was accounted for using the purchase method. Under the purchase method, net assets and results of operations of acquired companies are included in the consolidated financial statements from the date of acquisition. In addition, the cost of FIDAC was allocated to the assets acquired, including identifiable intangible assets, and the liabilities assumed based on their estimated fair values at the date of acquisition. The excess of cost over the fair value of the net assets acquired was recognized as goodwill.

         RECENT ACCOUNTING PRONOUNCEMENTS - In March 2004, the Emerging Issues Task Force, or "EITF", reached a consensus on Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. This Issue provides clarification with respect to the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS No. 115, and investments accounted for under the cost method or the equity method. Certain provisions of this Issue have been deferred to a later date. This Issue is not expected to have a significant impact on the Company's financial statements when adopted.

         On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123, (Revised 2004) - Share-Based Payment ("SFAS No. 123R"). SFAS 123R, which replaces SFAS No. 123, requires the Company to measure and recognize in the financial statements the compensation cost relating to share-based payment transactions. The compensation cost should be reassured based on the fair value of the equity instruments issued. SFAS No. 123R is effective for the Company on January 1, 2006. The adoption of SFAS No. 123R is not expected to have a significant impact on the Company's financial statements.

2.    FIXED INCOME DISCOUNT ADVISORY COMPANY

        On December 31, 2003, the Company entered into a merger agreement with FIDAC. At the annual meeting of the Company's shareholders held on May 27, 2004, shareholders voted to approve the merger. The merger closed before the opening of business on June 4, 2004. The merger was accounted for using the purchase method of accounting in accordance with SFAS No. 141. Accordingly, the consolidated balance sheets as of March 31, 2005 and December 31, 2004 include the effects of the merger and the Company's application of the purchase method of accounting. Additionally, the consolidated statements of operations and of cash flows for the quarter ended March 31, 2005 include the results of the Company and FIDAC for the period from January 1, 2005 to March 31, 2005.

         Upon completion of the merger and pursuant to the merger agreement, FDC Merger Sub ("Merger Sub"), the Company's wholly-owned subsidiary created solely for the purpose of effectuating the merger, merged with and into FIDAC. As a result of the merger, Merger Sub ceased to exist, and FIDAC is the surviving corporation and operates as the Company's wholly-owned taxable REIT subsidiary. At the time of the merger, each FIDAC shareholder received approximately 2,935 shares of the Company's common stock for each share of FIDAC stock the shareholder owned and has the right to receive additional shares of the Company's common stock in the future, based on FIDAC achieving specific performance goals. FIDAC's shareholders may also receive additional shares of our common stock as an earn-out in 2005 and 2006 worth up to $49,500,000 if FIDAC meets specific performance goals under the merger agreement. We cannot calculate how many shares we will issue under the earn-out provisions since that will vary depending upon whether and the extent to which FIDAC achieves specific performance goals. Even if FIDAC achieves specific performance goals for a fiscal year, the number of additional shares to be issued to the FIDAC shareholders will vary depending on our average share price for the first 20 trading days of the following fiscal year.

         The value of the shares of the Company's common stock issued to the FIDAC shareholders immediately upon the consummation of the acquisition was fixed at $40,500,000 based upon the closing price of the Company's common stock on December 31, 2003, and was paid on June 4, 2004 by delivering 2,201,080 shares of the Company's common stock.

         The total amount of goodwill represents the purchase price in excess of the fair value of the net assets acquired. Under SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill is not amortized, but tested at least annually for impairment. Customer relationships are deemed by the Company to have an indefinite life based on a lack of attrition history and management's expectation of continued service to FIDAC clients and, accordingly, are not being amortized. Instead, they are required to be tested at least annually for impairment. FIDAC trademark and non-compete agreements are considered intangible assets subject to amortization over their estimated life of three years and one year, respectively. For the quarter ended March 31, 2005, amortization expense related to these intangibles was $56,000. A deferred tax liability of $82,000 arising from the temporary difference between the book and tax basis relating to these amortizable intangible is included in "Other liabilities" in the Statements of Financial Condition as of March 31, 2005 and December 31, 2004, respectively.

A summary of the fair values of the net assets acquired is as follows:

                                                                   (dollars in thousands)
Cash and cash equivalents                                                             $2,526
Receivable for advisory fees and services                                              1,564
Other assets                                                                             591
Customer relationships                                                                15,613
FIDAC trademark                                                                          250
Non-compete agreements                                                                   140
Goodwill                                                                              22,905
Accounts payable                                                                       (748)

                                                                 ----------------------------
  Total fair value of net assets, including acquisition cost                         $42,841
                                                                 ============================

3.    MORTGAGE-BACKED SECURITIES

         The following table pertains to the Company's Mortgage-Backed Securities classified as available-for-sale as of March 31, 2005 and December 31, 2004, which are carried at their fair value:

                                            FEDERAL HOME        FEDERAL NATIONAL        GOVERNMENT           TOTAL
                                            LOAN MORTGAGE           MORTGAGE         NATIONAL MORTGAGE   MORTGAGE-BACKED
MARCH 31, 2005                               CORPORATION          ASSOCIATION           ASSOCIATION         SECURITIES
                                        ---------------------------------------------------------------------------------
                                                                        (dollars in thousands)

Mortgage-Backed Securities, gross               $6,068,393           $11,883,068             $541,339        $18,492,800
Unamortized discount                                 (154)                 (682)                 (89)              (925)
Unamortized premium                                129,187               280,467                7,813            417,467
                                        ---------------------------------------------------------------------------------

Amortized cost                                   6,197,426            12,162,853              549,063         18,909,342

Gross unrealized gains                              13,817                 7,978                1,888             23,683
Gross unrealized losses                           (63,659)             (162,831)              (4,065)          (230,555)
                                        ---------------------------------------------------------------------------------

Estimated fair value                            $6,147,584           $12,008,000             $546,886        $18,702,470
                                        =================================================================================


                                                                GROSS UNREALIZED     GROSS UNREALIZED     ESTIMATED FAIR
                                            AMORTIZED COST            GAIN                 LOSS               VALUE
                                        ---------------------------------------------------------------------------------
                                                                       (dollars in thousands)
Adjustable rate                                $13,514,252               $22,932           ($137,686)        $13,399,498

Fixed rate                                       5,395,090                   751             (92,869)          5,302,972
                                        ---------------------------------------------------------------------------------

Total                                          $18,909,342               $23,683           ($230,555)         18,702,470
                                        =================================================================================


                                            FEDERAL HOME        FEDERAL NATIONAL        GOVERNMENT           TOTAL
                                            LOAN MORTGAGE           MORTGAGE         NATIONAL MORTGAGE   MORTGAGE-BACKED
DECEMBER 31, 2004                            CORPORATION          ASSOCIATION           ASSOCIATION         SECURITIES
                                        ---------------------------------------------------------------------------------
                                                                     (dollars in thousands)
Mortgage-Backed Securities, gross               $6,063,131           $12,061,462              $604,310       $18,728,903
Unamortized discount                                 (171)                 (843)                 (109)           (1,123)
Unamortized premium                                130,211               288,217                 8,528           426,956
                                        ---------------------------------------------------------------------------------
                                                 6,193,171            12,348,836               612,729        19,154,736
Amortized cost

Gross unrealized gains                              11,534                 9,905                 1,582            23,021
Gross unrealized losses                           (39,429)              (97,890)               (2,052)         (139,371)
                                        ---------------------------------------------------------------------------------

Estimated fair value                            $6,165,276           $12,260,851              $612,259       $19,038,386
                                        =================================================================================


                                                                GROSS UNREALIZED     GROSS UNREALIZED     ESTIMATED FAIR
                                            AMORTIZED COST            GAIN                 LOSS               VALUE
                                        ---------------------------------------------------------------------------------
                                                                     (dollars in thousands)
Adjustable rate                                $13,833,122               $20,713             ($93,796)       $13,760,039

Fixed rate                                       5,321,614                 2,308              (45,575)         5,278,347
                                        ---------------------------------------------------------------------------------

Total                                          $19,154,736               $23,021            ($139,371)       $19,038,386
                                        =================================================================================

        Actual maturities of mortgage-backed securities are generally shorter than stated contractual maturities. Actual maturities of the Company's mortgage-backed securities are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal. The following table summarizes the Company's mortgage-backed securities on March 31, 2005 and December 31, 2004 according to their estimated weighted-average life classifications:

                                                              March 31, 2005                   December 31, 2004
                                                                        Amortized                           Amortized
Weighted-Average Life                                  Fair Value          Cost          Fair Value           Cost
                                                                        (dollars in thousands)
----------------------------------------------------------------------------------------------------------------------
Less than one year                                      $ 206,076        $ 208,183        $ 357,135         $ 359,433
Greater than one year and less than five years
                                                       14,098,457       14,254,193       14,623,143        14,705,212
Greater than or equal to five years                     4,397,937        4,446,966        4,058,108         4,090,091

                                                 ---------------------------------------------------------------------
Total                                                 $18,702,470      $18,909,342      $19,038,386       $19,154,736
                                                 =====================================================================

        The weighted-average lives of the mortgage-backed securities at March 31, 2005 and December 31, 2004 in the table above are based upon data provided through subscription-based financial information services, assuming constant principal prepayment rates to the reset date of each security. The prepayment model considers current yield, forward yield, steepness of the yield curve, current mortgage rates, mortgage rates of the outstanding loans, loan age, margin and volatility.

        Mortgage-Backed Securities with a carrying value of $3.7 billion were in a continuous unrealized loss position over 12 months at March 31, 2005 in the amount of $84.8 million. Mortgage-Backed Securities with a carrying value of $12.4 billion were in a continuous unrealized loss position for less than 12 months at March 31, 2005 in the amount of $145.8 million. Mortgage-Backed Securities with a carrying value of $2.2 billion were in a continuous unrealized loss position over 12 months at December 31, 2004 in the amount of $34.1 million. Mortgage-Backed Securities with a carrying value of $13.1 billion were in a continuous unrealized loss position for less than 12 months at December 31, 2004 in the amount of $105.3 million. The decline in value of these securities is solely due to increases in interest rates. All of the Mortgage-Backed Securities are "AAA" rated or carry an implied "AAA" rating. These investments are not considered other-than-temporarily impaired since the Company has the ability and intent to hold the investments for a period of time, to maturity, if necessary, sufficient for a forecasted market price recovery up to or beyond the cost of the investments. Also, the Company is guaranteed payment on the par value of the securities.

         The adjustable rate Mortgage-Backed Securities are limited by periodic caps (generally interest rate adjustments are limited to no more than 1% every nine months) and lifetime caps. The weighted average lifetime cap was 10.1% at March 31, 2005 and December 31, 2004.

         During the quarter ended March 31, 2005, the Company realized $580,000 in net gains from sales of Mortgage-Backed Securities. During the quarter ended March 31, 2004, the Company realized $595,000 in net gains from sales of Mortgage-Backed Securities.

4.    AGENCY DEBENTURES

         The Company owns callable agency debentures totaling $395.0 million par value, which were issued by FHLMC, FNMA, and FHLB. All of the Company's agency debentures are classified as available-for-sale. The agency debentures had carrying values of $388.6 million and $390.5 million at March 31, 2005 and December 31, 2004, respectively. The agency debentures with a carrying value of $388.6 million have been in a continuous unrealized loss position over 12 months at March 31, 2005 in the amount of $6.4 million. The debentures with a carrying value of $390.5 million were in a continuous unrealized loss position for less than 12 months at December 31, 2004 in the amount of $4.5 million. The Company's agency debentures are adjustable rate and fixed rate with a weighted average lifetime cap of 5.1% at March 31, 2005 and 3.7% at December 31, 2004. All of the agency debentures carry an implied "AAA" rating. These investments are not considered other-than-temporarily impaired since the Company has the ability and intent to hold the investments for a period of time, to maturity, if necessary, sufficient for a forecasted market price recovery up to or beyond the cost of the investments. Also, the Company is guaranteed payment on the par value of the agency debentures.

5.    REPURCHASE AGREEMENTS

         The Company had outstanding $17.4 billion and $16.7 billion of repurchase agreements with weighted average borrowing rates of 2.78% and 2.46%, and weighted average remaining maturities of 94 days and 111 days as of March 31, 2005 and December 31, 2004, respectively. Investment securities pledged as collateral under these repurchase agreements had an estimated fair value of $18.1 billion and $17.4 billion at March 31, 2005 and December 31, 2005, respectively.

         At March 31, 2005 and December 31, 2004, the repurchase agreements had the following remaining maturities:

                              MARCH 31, 2005             DECEMBER 31, 2004
                                          (dollars in thousands)
                         -------------------------------------------------
Within 30 days                  $15,388,609                   $13,059,810
30 to 59 days                             -                     1,598,069
60 to 89 days                             -                             -
90 to 119 days                            -                             -
Over 120 days                     2,050,000                     2,050,000
                         -------------------------------------------------
Total                           $17,438,609                   $16,707,879
                         =================================================

6.    OTHER LIABILITIES

         In 2001, the Company entered into a repurchase agreement maturing in July 2004. This repurchase agreement provided the buyer the right to extend its maturity date, in whole or in part, in three-month increments up to July 2006. The buyer has continuously exercised its right to extend the maturity date, and the agreement is currently set to mature in July 2005. The repurchase agreement has a principal amount of $100,000,000, and is included in repurchase agreements contained in the statements of financial condition. The Company accounts for the extension option as a separate interest rate floor liability carried at fair value. The initial fair value of $1.2 million allocated to the extension option resulted in a similar discount on the repurchase agreement borrowings that is being amortized over the initial term of three years using the effective yield method. At March 31, 2005 and December 31, 2004, the fair value of this interest rate floor was $1.4 million and $2.7 million, respectively, and is included in other liabilities in the Statements of Financial Condition.

7.    PREFERRED STOCK AND COMMON STOCK

     During the quarter ended March 31, 2005, the Company declared dividends to common shareholders totaling $54.6 million or $0.45 per share, which were paid on April 27, 2005. During the quarter ended March 31, 2005, the Company declared dividends to preferred shareholders totaling $3.6 million or $0.492188 per share, which were paid on March 31, 2005. During the quarter ended March 31, 2005, 5,500 options were exercised under the long-term compensation plan for an aggregate exercise price of $99,000. Also, 9,198 common shares were sold through the dividend reinvestment and direct purchase program for $178,000 during the quarter ended March 31, 2005.

     During the quarter ending March 31, 2004, the Company declared dividends to shareholders totaling $58.9 million or $0.50 per share, which was paid on April 28, 2004. On January 21, 2004 the Company entered into an underwriting agreement pursuant to which the Company raised net proceeds of approximately $363.6 million in equity in an offering of 20,700,000 shares of common stock. On March 31, 2004, the Company raised approximately $102.9 million in net proceeds through an offering of 4,250,000 shares of 7.875% Series A Cumulative Redeemable Preferred Stock, which settled on April 5, 2004. During the quarter ended March 31, 2004, 1,027,400 shares were issued through the Equity Shelf Program, totaling net proceeds of $20.0 million. During the quarter ended March 31, 2004, 28,500 options were exercised under the long-term compensation plan at $459,000. Also, 36,936 shares were purchased in the dividend reinvestment and direct purchase program at $734,000.

8.    NET INCOME PER COMMON SHARE

         The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS for the quarters March 31, 2005 and 2004.

                                                                         For the Quarters Ended
                                                                   March 31, 2005      March 31, 2004
                                                                           (dollars in thousands)
                                                                  ------------------------------------

Net income                                                                $59,333             $58,843
Less: Preferred stock dividend                                              3,648                   -
                                                                  ------------------------------------
Net income available to common shareholders                               $55,685             $58,843
                                                                  ------------------------------------

Weighted average shares of common stock outstanding-basic                 121,271             112,506
Add: Effect of dilutive stock options                                         293                 298
                                                                  ------------------------------------
Weighted average shares of common stock outstanding-diluted               121,564             112,804
                                                                  ====================================


         Options to purchase 12,500 shares of common stock were outstanding and considered anti-dilutive as their exercise price exceeded the average stock price for each of the quarters ended March 31, 2005 and 2004.

9.    LONG-TERM STOCK INCENTIVE PLAN

         The Company has adopted a long term stock incentive plan for executive officers, key employees and non-employee directors (the "Incentive Plan"). The Incentive Plan authorizes the Compensation Committee of the board of directors to grant awards, including non-qualified options as well as incentive stock options as defined under Section 422 of the Code . The Incentive Plan authorizes the granting of options or other awards for an aggregate of the greater of 500,000 shares or 9.5% of the diluted outstanding shares of the Company's common stock.

The following table sets forth activity relating to the Company's stock options awards:

                                                               For the Quarters Ended
                                                      2005                              2004
                                         -------------------------------------------------------------------
                                                              Weighted                           Weighted
                                           Number of           Average         Number of         Average
                                            Shares          Exercise Price       Shares       Exercise Price
------------------------------------------------------------------------------------------------------------

Options outstanding at the beginning
of period                                  1,645,721              $15.66        1,063,259            $14.28
Granted                                            -                   -                -                 -
Exercised                                    (5,500)               17.97         (28,500)              8.52
Expired                                            -                   -                -                 -
                                         -------------------------------------------------------------------

Options outstanding at the end of
period.                                    1,640,221              $15.65        1,034,759            $14.44
                                         ===================================================================

The following table summarizes information about stock options outstanding at March 31, 2005:

                                                                                      Weighted Average
                                                                 Weighted Average   Remaining Contractual
  Range of Exercise Prices         Options Outstanding            Exercise Price        Life (Years)
------------------------------------------------------------------------------------------------------------

 $7.94-$19.99                                1,627,721                   $15.62             7.7
$20.00-$29.99                                   12,500                    20.53             2.7

                                ----------------------------------------------------------------------------
                                             1,640,221                   $15.65             7.7
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

                                                                                      For the Quarter Ended
                                                                                  (dollars in thousands, except
                                                                                         per share data)
                                                                                  -------------------------------
                                                                                      March 31,         March 31,
                                                                                        2005              2004
                                                                                  -------------------------------
Net income available to common shareholders, as reported                                $55,685          $58,843
Deduct:  Total stock-based employee compensation expense determined under fair
value based method                                                                         (36)             (28)
                                                                                  -------------------------------
Pro-forma net income available to common shareholers                                    $55,649          $58,815
                                                                                  ===============================

Net income per share available to common shareholders, as reported:
  Basic                                                                                   $0.46            $0.52
                                                                                  ===============================
  Diluted                                                                                 $0.46            $0.52
                                                                                  ===============================

Pro-forma net income per share available to common shareholders:
  Basic                                                                                   $0.46            $0.52
                                                                                  ===============================
  Diluted                                                                                 $0.46            $0.52
                                                                                  ===============================

10.   INCOME TAXES

         The Company has elected to be taxed as a REIT under the Code. In connection with the Company's merger with FIDAC effective June 4, 2004, the Company and FIDAC made a joint election to treat FIDAC as a taxable REIT subsidiary under the Code. As a REIT, the Company is not subject to Federal income tax on earnings distributed to its shareholders. Most states recognize REIT status as well. The Company has decided to distribute the majority of its income and retain a portion of the permanent difference between book and taxable income arising from Section 162(m) of the Code pertaining to employee remuneration.

                  During the quarter ended March 31, 2005, the Company recorded $1.6 million of income tax expense for income attributable to FIDAC, its taxable REIT subsidiary, and the portion of earnings retained based on Code Section 162(m) limitations. During the quarter ended March 31, 2004, the Company recorded $425,000 of income tax expense for a portion of earnings retained based on Section 162(m) limitations.

11.   LEASE COMMITMENTS

         The Company has a noncancelable lease for office space, which commenced in May 2002 and expires in December 2009.

The Company's aggregate future minimum lease payments are as follows:

                                                         Total per Year
                                                     (dollars in thousands)
                                                     ------------------------
           2005                                                          375
           2006                                                          530
           2007                                                          532
           2008                                                          532
           2009                                                          532
                                                     ------------------------
           Total remaining lease payments                             $2,501
                                                     ========================

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements contained in this quarterly report, and certain statements contained in our future filings with the Securities and Exchange Commission (the "SEC" or the "Commission"), in our press releases or in our other public or shareholder communications may not be based on historical facts and are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements which are based on various assumptions, (some of which are beyond our control) may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as "may," "will," "believe," "expect," "anticipate," "continue," or similar terms or variations on those terms, or the negative of those terms. Actual results could differ materially from those set forth in forward-looking statements due to a variety of factors, including, but not limited to, changes in interest rates, changes in yield curve, changes in prepayment rates, the availability of mortgage backed securities for purchase, the availability of financing and, if available, the terms of any financing, and risks associated with the investment advisory business of FIDAC, including the removal by FIDAC's clients of assets FIDAC manages, FIDAC's regulatory requirements, and competition in the investment advisory business. For a discussion of the risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, see our 2004 Form 10-K. We do not undertake, and specifically disclaim any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

OVERVIEW

         We are a real estate investment trust that owns and manages a portfolio of mortgage-backed securities and agency debentures. Our principal business objective is to generate net income for distribution to our stockholders from the spread between the interest income on our investment securities and the costs of borrowing to finance our acquisition of investment securities and from dividends we receive from FIDAC, which earns investment advisory fee income. FIDAC is our wholly-owned subsidiary, and is a registered investment advisor that generates advisory and service fee income.

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

         The results of our operations are affected by various factors, many of which are beyond our control. The results of our operations primarily depend on, among other things, the amount of our net interest income, the market value of our assets and the supply of and demand for such assets. Our net interest income, which includes the amortization of purchase premiums, varies primarily as a result of changes in interest rates, borrowing costs and prepayment speeds, the behavior of which involves various risks and uncertainties. Prepayment speeds, as reflected by the Constant Prepayment Rate, or CPR, and interest rates vary according to the type of investment, conditions in financial markets, competition and other factors, none of which can be predicted with any certainty. In general, as prepayment speeds on our Mortgage-Backed Securities portfolio increase, related purchase premium amortization increases, thereby reducing the net yield on such assets. Since changes in interest rates may significantly affect our activities, our operating results depend, in large part, upon our ability to effectively manage interest rate risks and prepayment risks while maintaining our status as a REIT.

         The following table presents the CPR experienced on our Mortgage-Backed Securities portfolio, on an annualized basis, for the following quarterly periods :

Quarter Ended                                CPR
-------------                                ---
March 31, 2005                               25%
December 31, 2004                            27%
September 30, 2004                           25%
June 30, 2004                                33%
March 31, 2004                               31%

         We believe that the CPR in future periods will depend, in part, on changes in and the level of market interest rates across the yield curve, with higher CPRs expected during periods of declining interest rates and lower CPRs expected during periods of rising interest rates.

              We have reduced contractual maturities on borrowings, such that our weighted average contractual maturity on our repurchase agreements was 159 days at March 31, 2005, as compared to 211 days at December 31, 2004.

         The table below provides quarterly information regarding our average balances, interest income, interest expense, yield on assets, cost of funds and net interest income for the following quarterly periods presented.

                                              Yield on
                         Average               Average     Average             Average
                       Investment    Total     Interest  Balance of   Total     Cost      Net
                       Securities   Interest   Earning   Repurchase  Interest    of     Interest
                        Held (1)     Income    Assets    Agreements   Expense   Funds    Income
                      ------------ --------- ---------- ----------- ---------- ------- ----------
                         (ratios for the quarters have been annualized, dollars in thousands)
  Quarter Ended
  March 31, 2005        $18,798,200  $176,289   3.75%    $17,756,241  $113,993   2.57%   $62,296
  Quarter Ended
  December 31, 2004     $17,932,449  $156,783   3.50%    $16,896,216   $93,992   2.23%   $62,791
  Quarter Ended
  September 30, 2004    $16,562,971  $138,970   3.36%    $15,568,691   $70,173   1.80%   $68,797
  Quarter Ended June
  30, 2004              $16,649,072  $122,234   2.94%    $15,880,353   $55,648   1.40%   $66,586
  Quarter Ended
  March 31, 2004        $14,452,245  $114,341   3.16%    $13,587,211   $50,303   1.48%   $64,038

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

CRITICAL ACCOUNTING POLICIES

         Management's discussion and analysis of financial condition and results of operations is based on the amounts reported in our financial statements. These financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the financial statements, management is required to make various judgments, estimates and assumptions that affect the reported amounts. Changes in these estimates and assumptions could have a material effect on our financial statements. The following is a summary of our policies most affected by management's judgments, estimates and assumptions. These policies have not changed during 2005.

         MARKET VALUATION OF INVESTMENT SECURITIES: All assets classified as available-for-sale are reported at fair value, based on market prices. Although we generally intend to hold most of our Investment Securities until maturity, we may, from time to time, sell any of our Investment Securities as part our overall management of our portfolio. Accordingly, we are required to classify all of our Investment Securities as available-for-sale. Our policy is to obtain market values from at least three independent sources and record the market value of the securities based on the average of the three. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. The investments with unrealized losses are not considered other-than-temporarily impaired since the Company has the ability and intent to hold the investments for a period of time, to maturity if necessary, sufficient for a forecasted market price recovery up to or beyond the cost of the investments. Unrealized losses on Investment Securities that are considered other than temporary, as measured by the amount of decline in fair value attributable to factors other than temporary, are recognized in income and the cost basis of the Investment Securities is adjusted. There were no such adjustments for the quarters ended March 31, 2005 and 2004. If in the future, management determines an impairment to be other-than-temporary we may need to realize a loss that would have an impact on future income.

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

         INCOME TAXES: We have elected to be taxed as a Real Estate Investment Trust ("REIT") and intend to comply with the provisions of the Internal Revenue Code of 1986, as amended (the "Code"), with respect thereto. Accordingly, the Company will not be subjected to federal income tax to the extent of its distributions to shareholders and as long as certain asset, income and stock ownership tests are met. The Company and FIDAC have made a joint election to treat FIDAC as a taxable REIT subsidiary. As such, FIDAC is taxable as a domestic C corporation and subject to federal and state and local income taxes based upon its taxable income.

RESULTS OF OPERATIONS: FOR THE QUARTERS ENDED MARCH 31, 2005 AND 2004

         NET INCOME SUMMARY

         For the quarter ended March 31, 2005, our net income was $59.3 million, or $0.46 basic earnings per share available for common shareholders, as compared to $58.8 million, or $0.52 basic earnings per average share, for the quarter ended March 31, 2004. We attribute the increase in total net income for the quarter ended March 31, 2005, over the quarter ended March 31, 2004 to the increased asset base. The increased asset base was the result of deploying additional capital of approximately $134.4 million from March 31, 2004 to March 31, 2005. The decrease in net income per common share was primarily due to the decline in the interest rate spread from 1.68% to 1.18%. For the quarter ended March 31, 2005, gain on sale of Mortgage-Backed Securities was $580,000 as compared to $595,000 for the quarter ended March 31, 2004. Dividends for the quarter ended March 31, 2005, were $0.45 per share of common stock, or $54.6 million in total, and $0.492218 per share of preferred stock, or $3.6 million in total. Dividends per share for the quarter ended March 31, 2004 were $0.50 per share of common stock, or $58.9 million in total. Our return on average equity was 14.34% for the quarter ended March 31, 2005 and 16.59% for the quarter ended March 31, 2004. The decrease in return on average equity resulted primarily from the decrease in net interest spread primarily from the increase in the weighted average cost of funds rate from 1.48% for the quarter ended March 31, 2004 to 2.57% for the quarter ended March 31, 2005, which was only partially offset by the increase in yield from 3.16% to 3.75%.

                               NET INCOME SUMMARY
     (RATIOS FOR THE QUARTER HAVE BEEN ANNUALIZED, DOLLARS IN THE THOUSANDS,
                           EXCEPT FOR PER SHARE DATA)

                                                                              Quarter
                                                                               ended
                                                                             March 31,          Quarter
                                                                                2005             ended
                                                                           (Consolidated)    March 31, 2004
                                                                          ----------------------------------

  Interest income                                                                $176,289          $114,341
  Interest expense                                                                113,993            50,303
                                                                          ----------------------------------
  Net interest income                                                              62,296            64,038
  Gain on sale of Mortgage Backed Securities                                          580               595
  Investment advisory and service fees                                              6,309                 -
  Distribution fees                                                               (1,610)                 -
  General and administrative expenses                                             (6,664)           (5,790)
                                                                          ----------------------------------
  Income before income taxes                                                       60,911            58,843
  Income taxes                                                                      1,578                 -
                                                                          ----------------------------------
  Net income                                                                       59,333            58,843
  Dividends on  preferred stock                                                     3,648                 -
                                                                          ----------------------------------
  Net income available to common shareholders                                     $55,685           $58,843
                                                                          ==================================

  Weighted average number of basic common shares outstanding                  121,270,867       112,506,206
  Weighted average number of diluted common shares outstanding                121,564,320       113,259,307

  Basic net income per common share                                                 $0.46             $0.52
  Diluted net income per common share                                               $0.46             $0.52

  Average total assets                                                        $19,388,721       $15,644,490
  Average total equity                                                         $1,654,923        $1,418,904

  Annualized return on average assets                                               1.22%             1.50%
  Annualized return on average equity                                              14.34%            16.59%

         INTEREST INCOME AND AVERAGE EARNING ASSET YIELD

         We had average earning assets of $18.8 billion and $14.5 billion for the quarters ended March 31, 2005 and 2004, respectively. Our primary source of income for the quarters ended March 31, 2005 and 2004 was interest income. A portion of our income was generated by gains on the sales of our Mortgage-Backed Securities. Our interest income was $176.3 million for the quarter ended March 31, 2005 and $114.3 million for the quarter ended March 31, 2004. The yield on average investment securities increased from 3.16% for the quarter ended March 31, 2004 to 3.75% for the quarter ended March 31, 2005. Our average earning asset balance increased by $4.3 billion and interest income increased by $62.0 million for the quarter ended March 31, 2005 as compared to the quarter ended March 31, 2004. The increase was the direct result of the increased asset base and increase in weighted average yield. The yield increased for the comparable periods. The average coupon rate at March 31, 2005 was 4.58%, as compared to 4.33% at March 31, 2004. The prepayment speeds decreased to 25% CPR for the quarter ended March 31, 2005 from 31% CPR for the quarter ended March 31, 2004. The increase in coupon, in conjunction with lower prepayment speeds, resulted in an increase in yield of 59 basis points.

         The table below shows our average balance of interest earning assets, our yield on average earning assets and our interest income for the quarter ended March 31,2005, the year ended December 31, 2004, and the four quarters in 2004.

                           AVERAGE EARNING ASSET YIELD
      (RATIOS FOR THE QUARTERS HAVE BEEN ANNUALIZED, DOLLARS IN THOUSANDS)

                                                                   Average
                                          Average     Yield on     Constant
                                        Investment   Investment   Prepayment Interest
                                        Securities   Securities      Rate     Income
--------------------------------------------------------------------------------------
Quarter Ended March 31, 2005            $18,798,200     3.75%        25%    $176,289
--------------------------------------------------------------------------------------
Year Ended December 31, 2004            $16,399,184     3.25%        29%    $532,328
Quarter Ended December 31, 2004         $17,932,449     3.50%        27%    $156,783
Quarter Ended September 30, 2004        $16,562,971     3.36%        25%    $138,970
Quarter Ended June 30, 2004             $16,649,072     2.94%        33%    $122,234
Quarter Ended March 31, 2004            $14,452,245     3.16%        31%    $114,341
--------------------------------------------------------------------------------------

         The Constant Prepayment Rate decreased to 25% for the quarter ended March 31, 2005, as compared to 31% for the quarter ended March 31, 2004. The total amortization of premium and discount on Investment Securities for the quarters ended March 31, 2005 and 2004 was $36.1 million and $41.5 million, respectively.

         INTEREST EXPENSE AND THE COST OF FUNDS

         We anticipate that our largest expense will be the cost of borrowed funds. We had average borrowed funds of $17.8 billion and total interest expense of $114.0 million for the quarter ended March 31, 2005. We had average borrowed funds of $13.6 billion and total interest expense of $50.3 million for the quarter ended March 31, 2004. Our average cost of funds was 2.57% for the quarter ended March 31, 2005 and 1.48% for the quarter ended March 31, 2004. The cost of funds rate increased by 109 basis points and the average borrowed funds increased by $4.2 billion for the quarter ended March 31, 2005 when compared to the quarter ended March 31, 2004. Interest expense for the quarter increased by $63.7 million due to the substantial increase in the average repurchase balance and weighted average cost of funds rate. Our average cost of funds was 0.01% below average one-month LIBOR and 0.45% below average six-month LIBOR for the quarter ended March 31, 2005. Our average cost of funds was 0.38% above average one-month LIBOR and 0.30% above average six-month LIBOR for the quarter ended March 31, 2004.

         The table below shows our average borrowed funds and average cost of funds as compared to average one-month and average six-month LIBOR for the quarter ended March 31, 2005, the year ended December 31, 2004 and the four quarters in 2004.

                              AVERAGE COST OF FUNDS
      (RATIOS FOR THE QUARTERS HAVE BEEN ANNUALIZED, DOLLARS IN THOUSANDS)

                                                                                                                       Average
                                                                                              Average      Average     Cost of
                                                                                             One-Month    Cost of       Funds
                                                                                                LIBOR      Funds       Relative
                                                                         Average              Relative    Relative        to
                                      Average                  Average    One-     Average   to Average  to Average    Average
                                      Borrowed      Interest   Cost of    Month   Six-Month   Six-Month   One-Month   Six-Month
                                        Funds       Expense     Funds     LIBOR     LIBOR       LIBOR       LIBOR       LIBOR
                                    -------------  ---------- --------  -------- ----------- ------------ ---------- -----------

Quarter Ended March 31, 2005         $17,756,241    $113,993    2.57%     2.58%      3.02%      (0.44%)     (0.01%)     (0.45%)
--------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 2004         $15,483,118    $270,116    1.74%     1.50%      1.80%      (0.30%)      0.24%      (0.06%)
Quarter Ended December 31, 2004      $16,896,216     $93,992    2.23%     2.14%      2.48%      (0.34%)      0.09%      (0.25%)
Quarter Ended September 30, 2004     $15,568,691     $70,173    1.80%     1.59%      1.97%      (0.38%)      0.21%      (0.17%)
Quarter Ended June 30, 2004          $15,880,353     $55,648    1.40%     1.15%      1.54%      (0.39%)      0.25%      (0.14%)
Quarter Ended March 31, 2004         $13,587,211     $50,303    1.48%     1.10%      1.18%      (0.08%)      0.38%       0.30%

         NET INTEREST INCOME

         Our net interest income, which equals interest income less interest expense, totaled $62.3 million for the quarter ended March 31, 2005 and $64.0 million for the quarter ended March 31, 2004. Our net interest income decreased because of the interest rate spread decreased, even though our asset base increased. Our net interest spread, which equals the yield on our average assets for the period less the average cost of funds for the period, was 1.18% for the quarter ended March 31, 2005 as compared to 1.68 % for the quarter ended March 31, 2004. This 50 basis point decrease was a result of the increase in the cost of funding for the quarter ended March 31, 2005 to 2.57% from 1.48% for the quarter ended March 31, 2004. The increase in cost of funds was only partially offset by the increase in yield on assets, which increased to 3.75% for the quarter ended March 31, 2005, as compared to 3.16% for the quarter ended March 31, 2004.

        The table below shows our interest income by earning asset type, average earning assets by type, total interest income, interest expense, average repurchase agreements, average cost of funds, and net interest income for the quarter ended March 31, 2005, the year ended December 31, 2004, and the four quarters in 2004.

                               NET INTEREST INCOME
      (RATIOS FOR THE QUARTERS HAVE BEEN ANNUALIZED, DOLLARS IN THOUSANDS)

                                                              Yield on
                                     Average                   Average    Average                                       Net
                                   Investment       Total     Interest   Balance of               Average     Net     Interest
                                   Securities     Interest     Earning   Repurchase    Interest   Cost of   Interest    Rate
                                      Held         Income      Assets    Agreements     Expense    Funds     Income    Spread
                                  -------------  ----------- --------- -------------- ----------- -------- --------- ----------

Quarter Ended March 31, 2005       $18,798,200    $176,289     3.75%    $17,756,241    $113,993    2.57%    $62,296    1.18%
-------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 2004       $16,399,184    $532,328     3.25%    $15,483,118    $270,116    1.74%   $262,212    1.51%
Quarter Ended December 31, 2004    $17,932,449    $156,783     3.50%    $16,896,216     $93,992    2.23%    $62,791    1.27%
Quarter Ended September 30, 2004   $16,562,971    $138,970     3.36%    $15,568,691     $70,173    1.80%    $68,797    1.56%
Quarter Ended June 30, 2004        $16,649,072    $122,234     2.94%    $15,880,353     $55,648    1.40%    $66,586    1.54%
Quarter Ended March 31, 2004       $14,452,245    $114,341     3.16%    $13,587,211     $50,303    1.48%    $64,038    1.68%

         INVESTMENT ADVISORY AND SERVICE FEES

         FIDAC is a registered investment advisor which generally receives annual net investment advisory fees of approximately 10 to 20 basis points of the gross assets it manages, assists in managing or supervises. At March 31, 2005, FIDAC had under management approximately $2.3 billion in net assets and $18.6 billion in gross assets, compared to $1.9 billion in net assets and $15.9 billion in gross assets at December 31, 2004. Investment advisory and service fees for the quarter ended March 31, 2005 totaled $4.7 million, net of fees paid to third parties pursuant to distribution service agreements for facilitating and promoting distribution of shares of FIDAC's clients. FIDAC's net advisory and service fees were included in the consolidated statement of operations and comprehensive income (loss) post the merger date, June 4, 2004.

         GAINS AND LOSSES ON SALES OF MORTGAGE-BACKED SECURITIES

         For the quarter ended March 31, 2005, we sold Mortgage-Backed Securities with an aggregate historical amortized cost of $85.4 million for an aggregate gain of $580,000. For the quarter ended March 31, 2004 we sold Mortgage-Backed Securities with an aggregate historical amortized cost of $73.6 million for an aggregate gain of $595,000. The difference between the sale price and the historical amortized cost of our Mortgage-Backed Securities is a realized gain and increases income accordingly. We do not expect to sell assets on a frequent basis, but may from time to time sell existing assets to acquire assets, which our management believes might have higher risk-adjusted returns as part of our asset/liability management strategy. There has been an insignificant gross loss from the sale of securities during the periods.

         GENERAL AND ADMINISTRATIVE EXPENSE

         General and administrative ("G&A") expenses were $6.7 million for the quarter ended March 31, 2005 and $5.4 million for the quarter ended March 31, 2004. G&A expenses as a percentage of average assets were 0.14% and 0.15% for the quarters ended March 31, 2005 and March 31, 2004 respectively. G&A expenses as a percentage of average equity were 1.61% and 1.63% on an annualized basis for the quarters ended March 31, 2005 and March 31, 2004, respectively. The increase in G&A expenses of $1.3 million for the quarter ended March 31, 2005, was primarily the result of increased salaries, directors and officers' insurance and additional costs related to FIDAC business. G&A expense has increased proportionately with our increased capital base and the growth in staff from 23 at the end March 31, 2004 to 30 at March 31, 2005. Even with the increased asset base, G&A expense as a percentage of average assets declined. The table below shows our total G&A expenses as compared to average total assets and average equity for the quarter ended March 31 2005, the year ended December 31, 2004, and the four quarters in 2004.

                    G&A EXPENSES AND OPERATING EXPENSE RATIOS
      (RATIOS FOR THE QUARTERS HAVE BEEN ANNUALIZED, DOLLARS IN THOUSANDS)

                                                                     Total G&A              Total G&A
                                                Total G&A         Expenses/Average       Expenses/Average
                                                Expenses        Assets (annualized)    Equity (annualized)
                                            ------------------ ----------------------- ---------------------
  Quarter Ended March 31, 2005                   $6,664                0.14%                  1.61%
  ----------------------------------------------------------------------------------------------------------
  Year Ended December 31, 2004                   $24,029               0.14%                  1.55%
  Quarter Ended December 31, 2004                $6,862                0.14%                  1.63%
  Quarter Ended September 30, 2004               $6,159                0.14%                  1.53%
  Quarter Ended June 30, 2004                    $5,643                0.13%                  1.39%
  Quarter Ended March 31, 2004                   $5,365                0.15%                  1.63%

         NET INCOME AND RETURN ON AVERAGE EQUITY

         Our net income was $59.3 million for the quarter ended March 31, 2005 and $58.8 million for the quarter ended March 31, 2004. Our annualized return on average equity was 14.34% for the quarter ended March 31, 2005 and 16.59% for the quarter ended March 31, 2004. We attribute the increase in net income to the increased asset base and the addition of FIDAC net advisory and service fees. Primarily due to the decline in net interest spread, the return on average equity declined. The table below shows our net interest income, investment advisory and service fees, gain on sale of Mortgage-Backed Securities, G&A expenses, and income taxes each as a percentage of average equity, and the return on average equity for the quarter ended March 31, 2005, the year ended December 31, 2004, and the four quarters in 2004.

                     COMPONENTS OF RETURN ON AVERAGE EQUITY
                    (RATIOS FOR ALL QUARTERS ARE ANNUALIZED)

                                                          Net
                                                      Investment
                                                     Advisory and
                                                        Service      Gain on Sale of
                                       Net Interest      Fees/        Mortgage-Backed        G&A              Income     Return on
                                      Income/Average    Average     Securities/Average  Expenses/Average  Taxes/Average   Average
                                          Equity        Equity           Equity             Equity            Equity       Equity
                                     --------------- -------------  ------------------  ----------------  -------------  ---------

 Quarter Ended March 31, 2005             15.06%         1.13%            0.14%              1.61%            0.38%        14.34%
 ----------------------------------------------------------------------------------------------------------------------------------
 Year Ended December 31, 2004             16.92%         0.62%            0.34%              1.55%            0.29%        16.04%
 Quarter Ended December 31, 2004          14.95%         1.10%            0.27%              1.63%            0.57%        14.12%
 Quarter Ended September 30, 2004         17.13%         0.94%            0.34%              1.53%            0.29%        16.59%
 Quarter Ended June 30, 2004              16.44%         0.31%            0.52%              1.39%            0.12%        15.76%
 Quarter Ended March 31, 2004             18.05%           -              0.17%              1.63%              -          16.59%

FINANCIAL CONDITION

         INVESTMENT SECURITIES

         All of our Mortgage-Backed Securities at March 31, 2005 were adjustable-rate or fixed-rate Mortgage-Backed Securities backed by single-family mortgage loans. All of the mortgage assets underlying these Mortgage-Backed Securities were secured with a first lien position on the underlying single-family properties. All our Mortgage-Backed Securities were FHLMC, FNMA or GNMA mortgage pass-through certificates or collateralized mortgage obligations, which carry an actual or implied "AAA" rating. We mark-to-market all of our Mortgage Backed Securities to fair value.

         All of our agency debentures are callable and carry an implied "AAA" rating. We mark-to-market all of our agency debentures to fair value.

         We accrete discount balances as an increase in interest income over the life of discount Investment Securities and we amortize premium balances as a decrease in interest income over the life of premium Investment Securities. At March 31, 2005 and December 31, 2004, we had on our statement of financial condition a total of $925,000 and $1.1 million, respectively, of unamortized discount (which is the difference between the remaining principal value and current historical amortized cost of our Investment Securities acquired at a price below principal value) and a total of $417.5 million and $427.0 million, respectively, of unamortized premium (which is the difference between the remaining principal value and the current historical amortized cost of our Investment Securities acquired at a price above principal value).

        We received mortgage principal repayments of $1.5 billion for the quarter ended March 31, 2005 and $1.2 billion for the quarter ended March 31, 2004. The overall prepayment speed for the year quarter March 31, 2005 declined to 25%, as compared to 31%, due to a decline in refinancing activity. Given our current portfolio composition, if mortgage principal prepayment rates were to increase over the life of our Mortgage-Backed Securities, all other factors being equal, our net interest income would decrease during the life of these Mortgage-Backed Securities as we would be required to amortize our net premium balance over a shorter time period. Similarly, if mortgage principal prepayment rates were to decrease over the life of our Mortgage-Backed Securities, all other factors being equal, our net interest income would increase during the life of these Mortgage-Backed Securities, as we would amortize our net premium balance over a longer time period.

         The table below summarizes our Investment Securities at March 31, 2005, December 31, 2004, September 30, 2004, June 30, 2004, and March 31, 2004.

                              INVESTMENT SECURITIES
                             (DOLLARS IN THOUSANDS)

                                                                                                     Estimated
                                                                       Amortized                        Fair        Weighted
                               Principal        Net      Amortized   Cost/Principal    Estimated   Value/Principal  Average
                                 Amount       Premium      Cost          Amount       Fair Value        Amount       Yield
                             -------------- ----------  ------------ -------------- -------------  ---------------  --------
At March 31, 2005             $18,887,801    $416,542   $19,304,343     102.21%      $19,091,063        101.08%       3.61%
----------------------------------------------------------------------------------------------------------------------------
At December 31, 2004          $19,123,902    $425,792   $19,549,694     102.23%      $19,428,895        101.59%       3.43%
At September 30, 2004         $17,893,902    $409,115   $18,303,017     102.29%      $18,211,030        101.77%       3.36%
At June 30, 2004              $16,914,635    $384,648   $17,299,283     102.27%      $17,121,795        101.22%       3.04%
At March 31, 2004             $17,662,596    $412,563   $18,075,159     102.34%      $18,079,598        102.36%       2.72%

         The tables below set forth certain characteristics of our Investment Securities. The index level for adjustable-rate Investment Securities is the weighted average rate of the various short-term interest rate indices, which determine the coupon rate.

              ADJUSTABLE-RATE INVESTMENT SECURITIES CHARACTERISTICS
                             (DOLLARS IN THOUSANDS)

                                                                          Weighted                   Weighted   Principal Amount
                                       Weighted   Weighted   Weighted     Average                    Average    at Period End as
                                       Average    Average    Average      Term to      Weighted       Asset        % of Total
                         Principal     Coupon      Index        Net        Next        Average        Yield        Investment
                          Amount        Rate       Level      Margin    Adjustment   Lifetime Cap  (annualized)    Securities
                       -------------  ---------- ---------- ---------- ------------ -------------- ------------ ----------------

At March 31, 2005       $13,464,087     4.29%      2.50%      1.79%     22 months       10.06%        3.46%          71.28%
--------------------------------------------------------------------------------------------------------------------------------
At December 31, 2004    $13,544,872     4.23%      2.45%      1.78%     24 months       10.12%        3.24%          70.83%
At September 30, 2004   $12,645,118     4.12%      2.34%      1.78%     25 months       10.12%        3.06%          70.67%
At June 30, 2004        $11,806,171     3.95%      2.19%      1.76%     29 months       10.07%        2.73%          69.80%
At March 31, 2004       $13,059,967     3.90%      2.20%      1.70%     30 months        9.77%        2.91%          73.94%

                FIXED-RATE INVESTMENT SECURITIES CHARACTERISTICS
                             (DOLLARS IN THOUSANDS)

                                                                               Principal
                                                                               Amount at
                                              Weighted        Weighted      Period End as %
                                           Average Coupon      Average         of Total
                             Principal          Rate         Asset Yield      Investment
                              Amount        (annualized)    (annualized)      Securities
                          ---------------- ---------------- -------------- ------------------
At March 31, 2005           $5,423,714          5.31%           3.99%           28.72%
---------------------------------------------------------------------------------------------
At December 31, 2004        $5,579,030          5.24%           3.89%           29.17%
At September 30, 2004       $5,248,784          5.19%           4.08%           29.33%
At June 30, 2004            $5,108,464          5.15%           3.77%           30.20%
At March 31, 2004           $4,602,629          5.53%           3.41%           26.06%


         The following tables provide information on adjustable-rate investment securities by index at March 31, 2005 and December 31, 2004.

                 ADJUSTABLE-RATE INVESTMENT SECURITIES BY INDEX
                                 MARCH 31, 2005

                                                                      National
                                            Six-     12-      11-     Financial  Six-                                        Monthly
                   One-    Six-    Twelve   Month    Month  District   Average   Month  1-Year    2-Year   3-Year    5-Year  Federal
                   Month   Month   Month   Auction  Moving   Cost of  Mortgage    CD   Treasury  Treasury Treasury  Treasury Cost of
                   Libor   Libor   Libor   Average  Average   Funds     Rate     Rate    Index     Index    Index     Index   Funds
                   ------ ------- ------- --------- ------- --------  --------- ------ --------  -------- --------  -------- -------
Weighted Average
Term to Next
Adjustment          1mo.  25 mo.   32 mo.   5 mo.    1 mo.    1 mo.     4 mo.    3 mo.   21 mo.    16 mo.   19 mo.    33 mo.  1 mo.
Weighted Average
Annual
Period Cap         8.02%   0.99%   2.23%    1.00%    0.18%    0.83%     2.00%    1.00%    1.99%     2.00%    2.00%     2.00%   2.00
Weighted
Average
Lifetime Cap
at March
31, 2005           8.90%   9.89%  10.11%   13.03%   10.66%   12.12%    10.58%   11.71%   10.16%    11.92%   12.96%    12.58%  13.38%
Investment
Principal
Amount as
Percentage of
Investment
Securities at
March 31, 2005     8.21%   2.42%   23.39%   0.01%    0.21%    0.94%     0.01%    0.04%   35.01%     0.01%    0.24%     0.06%   0.73%

                 ADJUSTABLE-RATE INVESTMENT SECURITIES BY INDEX
                                DECEMBER 31, 2004

                                                                      National
                                            Six-     12-      11-     Financial  Six-                                        Monthly
                   One-    Six-    Twelve   Month    Month  District   Average   Month  1-Year    2-Year   3-Year    5-Year  Federal
                   Month   Month   Month   Auction  Moving   Cost of  Mortgage    CD   Treasury  Treasury Treasury  Treasury Cost of
                   Libor   Libor   Libor   Average  Average   Funds     Rate     Rate    Index     Index    Index     Index   Funds
                   ------ ------- ------- --------- ------- --------  --------- ------ --------  -------- --------  -------- -------
Weighted Average
  Term to Next
  Adjustment       1 mo.  27 mo. 34  mo.    2 mo.    1 mo.   0  mo.     5 mo.    3 mo.   25 mo.    10 mo.   17 mo.    31 mo.   0 mo.
Weighted Average
  Annual Period
  Cap              8.01%   1.07%   2.18%    1.00%    0.17%    0.82%     2.00%    1.00%    1.86%     2.00%    2.00%     2.00%   2.00%
Weighted Average
  Lifetime Cap
  at December
  31, 2004         8.88%   9.86%  10.08%   13.03%   10.65%   12.13%    10.58%   11.66%   10.31%    11.92%   12.96%    12.59%  13.39%
Investment
  Principal
  Value as
  Percentage of
  Investment
  Securities at
  December  31,
  2004             8.67%   2.50%  22.96%    0.01%    0.22%    0.98%     0.01%    0.05%   34.31%     0.01%    0.25%     0.07%   0.79%

         BORROWINGS

         To date, our debt has consisted entirely of borrowings collateralized by a pledge of our Investment Securities. These borrowings appear on our balance sheet as repurchase agreements. At March 31, 2005, we had established uncommitted borrowing facilities in this market with 32 lenders in amounts, which we believe are in excess of our needs. All of our Investment Securities are currently accepted as collateral for these borrowings. However, we limit our borrowings, and thus our potential asset growth, in order to maintain unused borrowing capacity and thus increase the liquidity and strength of our statement of financial condition.

         For the quarter ended March 31, 2005, the term to maturity of our borrowings ranged from one day to three years, with a weighted average original term to maturity of 159 days. For the quarter ended March 31, 2004, the term to maturity of our borrowings ranged from one day to three years, with a weighted average original term to maturity of 211 days. At March 31, 2005, the weighted average cost of funds for all of our borrowings was 2.78% and the weighted average term to next rate adjustment was 94 days. At March 31, 2004, the weighted average cost of funds for all of our borrowings was 1.44% and the weighted average term to next rate adjustment was 102 days.

         LIQUIDITY

         Liquidity, which is our ability to turn non-cash assets into cash, allows us to purchase additional investment securities and to pledge additional assets to secure existing borrowings should the value of our pledged assets decline. Our potential immediate sources of liquidity include cash balances and unused borrowing capacity. Unused borrowing capacity will vary over time as the market value of our investment securities varies. Liquidity is also generated on an on-going basis through mortgage principal repayments and net earnings retained prior to payment as dividends. Should our needs ever exceed these on-going sources of liquidity plus the immediate sources of liquidity discussed above, we believe that in most circumstances our investment securities could be sold to raise cash. The maintenance of liquidity is one of the goals of our capital investment policy. Under this policy, we limit asset growth in order to preserve unused borrowing capacity for liquidity management purposes.

         Borrowings under our repurchase agreements increased by $2.7 million to $17.4 billion at March 31, 2005, from $14.7 billion at March 31, 2004. This increase in leverage was facilitated by the increase in our equity capital as a result of the issuance of common stock primarily through public offerings during 2004.

         We anticipate that, upon repayment of each borrowing under a repurchase agreement, we will use the collateral immediately for borrowing under a new repurchase agreement. We have not at the present time entered into any commitment agreements under which the lender would be required to enter into new repurchase agreement during a specified period of time, nor do we presently plan to have liquidity facilities with commercial banks.

         Under our repurchase agreements, we may be required to pledge additional assets to our repurchase agreement counterparties (i.e., lenders) in the event the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral (a "margin call"), which may take the form of additional securities or cash. Specifically, margin calls result from a decline in the value of the Mortgage-Backed Securities securing our repurchase agreements, prepayments on the mortgages securing such Mortgage-Backed Securities and to changes in the estimated fair value of such Mortgage-Backed Securities generally due to principal reduction of such Mortgage-Backed Securities from scheduled amortization and resulting from changes in market interest rates and other market factors. Through March 31, 2005, we did not have any margin calls on our repurchase agreements that we were not able to satisfy with either cash or additional pledged collateral. However, should prepayment speeds on the mortgages underlying our Mortgage-Backed Securities and/or market interest rates suddenly increase, margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.

         The following table summarizes the effect on our liquidity and cash flows from contractual obligations at March 31, 2005.

                                                     (dollars in thousands)
                                                     ----------------------
                                      Within One      One to      Three to      More Than       Total
                                         Year       Three Years   Five Years    Five Years
                                    --------------- ------------ ------------- ------------ --------------
Repurchase agreements                  $15,588,609   $1,850,000             -            -    $17,438,609
Long-term operating lease
obligations                                    375        1,062         1,064            -          2,501
Employment contracts                         6,324            -             -            -          6,324
                                    --------------- ------------ ------------- ------------ --------------
Total                                  $15,595,308   $1,851,062        $1,064            -    $17,447,434
                                    =============== ============ ============= ============ ==============

         STOCKHOLDERS' EQUITY

     During the quarter ended March 31, 2005, the Company declared dividends to common shareholders totaling $54.6 million or $0.45 per share, which were paid on April 27, 2005. During the quarter ended March 31, 2005, the Company declared dividends to preferred shareholders totaling $3.6 million or $0.492218 per share, which were paid on March 31, 2005. During quarter ended March 31, 2005, 5,500 options were exercised under the long-term compensation plan for an aggregate exercise price of $98,835. Also, 9,198 common shares were sold through the dividend reinvestment and direct purchase program for $177,613 during the quarter ended March 31, 2005.

     During the quarter ending March 31, 2004, the Company declared dividends to shareholders totaling $58.9 million or $0.50 per share, which was paid on April 28, 2004. On January 21, 2004 the Company entered into an underwriting agreement pursuant to which the Company raised net proceeds of approximately $363.6 million in equity in an offering of 20,700,000 shares of common stock. On March 31, 2004, the Company raised approximately $102.9 million in net proceeds through an offering of 4,250,000 shares of 7.875% Series A Cumulative Redeemable Preferred Stock, which settled on April 5, 2004. During the quarter ended March 31, 2004, 1,027,400 shares were issued through the Equity Shelf Program, totaling net proceeds of $20.0 million. During the quarter ended March 31, 2004, 28,500 options were exercised under the long-term compensation plan at $459,000. Also, 36,936 shares were purchased in the dividend reinvestment and direct purchase program at $734,000.

         The FIDAC acquisition was completed on June 4, 2004. We issued 2,201,080 common shares to the shareholders of FIDAC, based on the December 31, 2003 closing price of $18.40. We continue to operate as a self-managed and self-advised real estate investment trust, with FIDAC operating as our wholly-owned taxable REIT subsidiary, FIDAC's shareholders may also receive additional shares of our common stock as an earn-out in 2005and 2006 worth up to $49,500,000 if FIDAC meets specific performance goals under the merger agreement. We cannot calculate how many shares we will issue under the earn-out provisions since that will vary depending upon whether and the extent to which FIDAC achieves specific performance goals. Even if FIDAC achieves specific performance goals for a fiscal year, the number of additional shares to be issued to the FIDAC shareholders will vary depending on our average share price for the first 20 trading days of the following fiscal year.

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

                          UNREALIZED GAINS AND LOSSES
                             (dollars in thousands)

                                 AT             AT              AT            AT          AT
                              MARCH 31,    DECEMBER 31,    SEPTEMBER 30    JUNE 30     MARCH 31,
                                2005           2004            2004          2004        2004
                            -------------- -------------- --------------- ----------- ------------
Unrealized Gain               $ 23,683        $23,021        $24,788       $ 27,603     $53,912
Unrealized Loss               (236,963)      (143,821)      (116,775)     (205,092)    (49,412)
                            -------------- -------------- --------------- ----------- ------------
Net Unrealized Gain
(Loss)                       ($213,280)     ($120,800)       (91,987)     ($177,489)    $4,500
                            ============== ============== =============== =========== ============

Net Unrealized Gain
(Loss) as % of Investment
Securities' Principal
Amount                         (1.13%)        (0.63%)        (0.51%)       (1.05%)       0.03%
Net Unrealized Gain
(Loss) as % of Investment
Securities' Amortized Cost     (1.11%)        (0.62%)        (0.50%)       (1.03%)       0.03%

        Mortgage-Backed Securities with a carrying value of $3.7 billion were in a continuous unrealized loss position over 12 months at March 31, 2005 in the amount of $84.8 million. Mortgage-Backed Securities with a carrying value of $12.4 billion were in a continuous unrealized loss position for less than 12 months at March 31, 2005 in the amount of $145.8 million. Mortgage-Backed Securities with a carrying value of $2.2 billion were in a continuous unrealized loss position over 12 months at December 31, 2004 in the amount of $34.1 million. Mortgage-Backed Securities with a carrying value of $13.1 billion were in a continuous unrealized loss position for less than 12 months at December 31, 2004 in the amount of $105.3 million. The decline in value of these securities is solely due to increases in interest rates. All of the Mortgage-Backed Securities are "AAA" rated or carry an implied "AAA" rating. These investments are not considered other-than-temporarily impaired since the Company has the ability and intent to hold the investments for a period of time, to maturity, if necessary, sufficient for a forecasted market price recovery up to or beyond the cost of the investments. Also, the Company is guaranteed payment on the par value of the securities.

         As discussed above, because we use "available-for-sale" treatment for our Investment Securities, we carry these assets on our balance sheet at estimated market value rather than historical amortized cost. Based upon this "available-for-sale" treatment, our common equity base at March 31, 2005 was $1.6 billion, or a book value of $11.81 per common share. If we had used historical amortized cost accounting, our common equity base at March 31, 2005 would have been $1.6 billion, or $13.57 per common share. Our equity base at December 31, 2004 was $1.7 billion, or $12.56 per share. If we had used historical amortized cost accounting, our equity base at December 31, 2004 would have been $1.8 billion, or $13.56 per share.

         The table below shows our equity capital base as reported and on a historical amortized cost basis at March 31, 2005, December 31, 2004, September 30, 2004, June 30, 2004 and March 31,2004. Issuances of common stock, the level of earnings as compared to dividends declared, and other factors influence our historical cost equity capital base. The reported equity capital base is influenced by these factors plus changes in the "Unrealized Net Gains (Losses) on Assets Available for Sale" account.

                              STOCKHOLDERS' EQUITY

                                                           Net Unrealized
                          7.875% Series                    Gains (Losses)      Reported                      Reported Common
                          A Cumulative      Historical        on Assets      Common Stock     Historical      Stock Equity
                           Redeemable      Common Stock     Available for    Equity Base     Common Stock   (Book Value) Per
                         Preferred Stock   Equity Base          Sale         (Book Value)  Equity Per Share       Share
                      --------------------------------------------------------------------------------------------------------
                                                    (dollars in thousands, except per share data)

At March 31, 2005           $177,077        $1,645,579       ($213,280)       $1,432,299        $13.57           $11.81
------------------------------------------------------------------------------------------------------------------------------
At December 31, 2004        $177,077        $1,821,270       ($120,800)       $1,700,470        $13.56           $12.56
At September 30, 2004       $102,708        $1,648,869        ($91,987)       $1,556,882        $13.60           $12.84
At June 30, 2004            $102,708        $1,627,292       ($177,489)       $1,449,803        $13.54           $12.07
At March 31, 2004           $102,870        $1,581,218         $4,500         $1,585,718        $13.42           $13.45

         LEVERAGE

         Our debt-to-reported equity ratio at March 31, 2005 and March 31, 2004 was 10.8:1 and 8.7:1, respectively. We generally expect to maintain a ratio of debt-to-equity of between 8:1 and 12:1, although the ratio may vary from this range from time to time based upon various factors, including our management's opinion of the level of risk of our assets and liabilities, our liquidity position, our level of unused borrowing capacity and over-collateralization levels required by lenders when we pledge assets to secure borrowings.

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

         OFF-BALANCE SHEET ARRANGEMENTS

         The Company has not had, and at March 31, 2005 does not have, any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

         CAPITAL RESOURCES

         At March 31, 2005, we had no material commitments for capital expenditures.

         OTHER MATTERS

         We calculate that our qualified REIT assets, as defined in the Code, were 100% of our total assets at March 31, 2005 and December 31, 2004, as compared to the Code requirement that at least 75% of our total assets be qualified REIT assets. We also calculate that 97% and 94% of our revenue qualifies for the 75% source of income test, and 99 % and 100% of our revenue qualifies for the 95% source of income test, under the REIT rules for the quarters ended March 31, 2005 and March 31, 2004 respectively. We also met all REIT requirements regarding the ownership of our common stock and the distribution of our net income. Therefore, as of March 31, 2005 and December 31, 2004, we believe that we qualified as a REIT under the Code.

         We at all times intend to conduct our business so as not to become regulated as an investment company under the Investment Company Act. If we were to become regulated as an investment company, then our use of leverage would be substantially reduced. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" (qualifying interests). Under current interpretation of the staff of the SEC, in order to qualify for this exemption, we must maintain at least 55% of our assets directly in qualifying interests. In addition, unless certain mortgage securitites represent all the certificates issued with respect to an underlying pool of mortgages, the Mortgage-Backed Securities may be treated as securities separate from the underlying mortgage loans and, thus, may not be considered qualifying interests for purposes of the 55% requirement. We calculate that as of March 31, 2005 and December 31, 2004 we were in compliance with this requirement.

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

         Our profitability and the value of our portfolio may be adversely affected during any period as a result of changing interest rates. The following table quantifies the potential changes in net interest income and portfolio value should interest rates go up or down 25, 50, and 100 basis points, assuming the yield curves of the rate shocks will be parallel to each other and the current yield curve. All changes in income and value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at March 31, 2005 and various estimates regarding prepayment and all activities are made at each level of rate shock. Actual results could differ significantly from these estimates.

                                       Projected Percentage Change in    Projected Percentage Change in
        Change in Interest Rate              Net Interest Income                Portfolio Value
---------------------------------------------------------------------------------------------------------

-100 Basis Points                                  (9.04%)                           2.37%
-75 Basis Points                                   (6.57%)                           2.17%
-50 Basis Points                                   (4.26%)                           1.86%
-25 Basis Points                                   (2.06%)                           1.38%
Base Interest Rate                                    -                                -
+25 Basis Points                                    1.95%                           (0.75%)
+50 Basis Points                                    3.78%                           (1.63%)
+75 Basis Points                                    5.55%                           (2.63%)
+100 Basis Points                                   7.27%                           (3.71%)

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

         The following table sets forth the estimated maturity or repricing of our interest-earning assets and interest-bearing liabilities at March 31, 2005. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except adjustable-rate loans, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature. The interest rate sensitivity of our assets and liabilities in the table could vary substantially if based on actual prepayment experience.

                                                                          More than 1      3 Years and
                                     Within 3 Months      4-12 Months   Year to 3 Years        Over           Total
                                     ---------------- ----------------- ---------------- ---------------- --------------
                                                                   (dollars in thousands)
Rate Sensitive Assets:
  Investment Securities                  $ 2,552,440        $2,125,572       $6,501,643       $7,708,146    $18,887,801

Rate Sensitive Liabilities:
  Repurchase Agreements                   15,388,609          2000,000        1,850,000         -            17,438,609
                                     -----------------------------------------------------------------------------------

Interest rate sensitivity gap          ($12,836,169)        $1,925,572       $4,651,643       $7,708,146     $1,449,192
                                     ===================================================================================

Cumulative rate sensitivity gap        ($12,836,169)     ($10,710,792)      ($6,059149)       $1,449,192
                                     ===================================================================================

Cumulative interest rate
sensitivity gap as a percentage of        (68%)            (57%)             (32%)             8%
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

ITEM 4.  CONTROLS AND PROCEDURES

        Our management, including our Chief Executive Officer (the "CEO") and Chief Financial Officer (the "CFO"), reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) as of the end of the period covered by this quarterly report. Based on that review and evaluation, the CEO and CFO have concluded that our current disclosure controls and procedures, as designed and implemented, (1) were structured to ensure that material information regarding Annaly and its sole subsidiary is made known to our management, including our CEO and CFO, by our employees and (2) were effective in providing reasonable assurance that information the Company must disclose in its periodic reports under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by the SEC's rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of their evaluation. There were no significant material weaknesses identified in the course of such review and evaluation and, therefore, we have taken no corrective measures.

         During the three months ended March 31, 2005, no change occurred in our internal control over financial reporting that materially effected, or is likely to materially effect, our internal control over financial reporting.

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

                                        ANNALY MORTGAGE MANAGEMENT, INC.

Dated: May 2, 2005                  By: /s/  MICHAEL A.J. FARRELL
                                        -------------------------
                                        Michael A.J. Farrell
                                        (Chairman of the Board, Chief Executive
                                        Officer, President and authorized
                                        officer of registrant)

Dated: May 2, 2005              By: /s/ KATHRYN F. FAGAN
                                    ---------------------
                                    Kathryn F. Fagan
                                    (Chief Financial Officer and Treasurer and
                                    principal financial and chief accounting
                                    officer)