Form 10-Q
period 2005-06-30
ANNALY MORTGAGE MANAGEMENT INC
filed 2005-08-05
CIK 1043219

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2005

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM _______________ TO _________________

                         COMMISSION FILE NUMBER: 1-13447

                        ANNALY MORTGAGE MANAGEMENT, INC.
             (Exact name of Registrant as specified in its Charter)

            MARYLAND                                     22-3479661
   (State or other jurisdiction              (IRS Employer Identification No.)
of incorporation or organization)


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

                           Yes X             No___
                              ---

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2) of the Exchange Act:

                           Yes X             No___
                              ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date:

          Class                                  Outstanding at August 3, 2005
Common Stock, $.01 par value                              122,554,831


                        ANNALY MORTGAGE MANAGEMENT, INC.
                                    FORM 10-Q
                                TABLE OF CONTENTS

Part I.  FINANCIAL INFORMATION

         Item 1. Financial Statements:

         Consolidated Statements of Financial Condition- June 30, 2005 (Unaudited) and December 31, 2004                1

         Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited) for the quarters
         and six months ended June 30, 2005 and June 30, 2004                                                           2

         Consolidated Statements of Stockholders' Equity (Unaudited) for the six months ended June 30, 2005             3

         Consolidated Statement of Cash Flows (Unaudited) for the quarters and six months ended June 30,                4
         2005 and June 30, 2004

         Notes to Consolidated Financial Statements (Unaudited)                                                      5-15

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations              15-30

         Item 3. Quantitative and Qualitative Disclosures about Market Risk                                         31-32

         Item 4. Controls and Procedures                                                                               32

Part II. OTHER INFORMATION

         Item 4. Submission of Matters to a Vote of Security Holders                                                   33

         Item 6. Exhibits and Reports on Form 8-K                                                                      33

         SIGNATURES                                                                                                    34

         CERTIFICATIONS                                                                                             35-38

PART I.
ITEM 1. FINANCIAL STATEMENTS


                        ANNALY MORTGAGE MANAGEMENT, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                  (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                                               JUNE 30, 2005          DECEMBER 31,
                                                                                (UNAUDITED)               2004
                                                                            --------------------- ----------------------
                                     ASSETS
 Cash and cash equivalents                                                     $     3,669            $     5,853
 Mortgage-Backed Securities, at fair value                                      19,165,744             19,038,386
 Agency debentures, at fair value                                                  391,092                390,509
 Receivable for Mortgage-Backed Securities sold                                          -                  1,025
 Accrued interest receivable                                                        87,960                 81,557
 Receivable for advisory and service fees                                            4,334                  2,359
 Intangible for customer relationships                                              15,552                 15,613
 Goodwill                                                                           23,122                 23,122
 Other assets                                                                        1,472                  1,875
                                                                      --------------------- ----------------------
      Total assets                                                             $19,692,945            $19,560,299
                                                                      ===================== ======================

                LIABILITIES AND STOCKHOLDERS' EQUITY
 Liabilities:
   Repurchase agreements                                                       $17,251,594            $16,707,879
   Payable for Mortgage-Backed Securities purchased                                659,325              1,044,683
   Accrued interest payable                                                         29,654                 35,721
   Dividends payable                                                                44,120                 60,632
   Other liabilities                                                                 1,241                  2,819
   Accounts payable                                                                  6,523                  8,095
                                                                      --------------------- ----------------------
      Total liabilities                                                         17,992,457             17,859,829
                                                                      --------------------- ----------------------
 Stockholders' Equity:
 7.875% Series A Cumulative Redeemable Preferred Stock: 8,000,000
    authorized, 7,412,500 shares issued and outstanding                            177,088                177,077
  Common stock: par value $.01 per share; 500,000,000 authorized,
    122,554,831 and 121,263,000 shares issued and outstanding,
    respectively                                                                     1,226                  1,213
 Additional paid-in capital                                                      1,662,347              1,638,635
 Accumulated other comprehensive loss                                             (144,853)              (120,800)
 Retained earnings                                                                   4,680                  4,345
                                                                      --------------------- ----------------------
 Total stockholders' equity                                                      1,700,488              1,700,470
                                                                      --------------------- ----------------------
 Total liabilities and stockholders' equity                                    $19,692,945            $19,560,299
                                                                      ===================== ======================



See notes to financial statements.

PART I.
ITEM 1. FINANCIAL STATEMENTS

                        ANNALY MORTGAGE MANAGEMENT, INC.
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              FOR THE          FOR THE        FOR THE SIX     FOR THE SIX
                                                           QUARTER ENDED    QUARTER ENDED    MONTHS ENDED    MONTHS ENDED
                                                           JUNE 30, 2005    JUNE 30, 2004    JUNE 30, 2005   JUNE 30, 2004
                                                          ----------------- --------------- ---------------- --------------
 INTEREST INCOME                                                 $171,595        $122,234         $347,884       $236,575
 INTEREST EXPENSE                                                 133,758          55,648          247,751        105,951
                                                         ----------------- --------------- ---------------- --------------
 NET INTEREST INCOME                                               37,837          66,586          100,133        130,624
                                                         ----------------- --------------- ---------------- --------------
 OTHER INCOME:
   Investment advisory and service fees                             9,669           1,558           15,978          1,558
   Gain on sale of Mortgage-Backed Securities                      11,435           2,126           12,016          2,721
                                                         ----------------- --------------- ---------------- --------------
      TOTAL OTHER INCOME                                           21,104           3,684           27,994          4,279
                                                         ----------------- --------------- ---------------- --------------
 EXPENSES:
   Distribution fees                                                2,126             298            3,737            298
   General and administrative expenses                              6,800           5,643           13,464         11,008
                                                         ----------------- --------------- ---------------- --------------
      TOTAL EXPENSES                                                8,926           5,941           17,201         11,306
                                                         ----------------- --------------- ---------------- --------------
 INCOME BEFORE INCOME TAXES                                        50,015          64,329          110,926        123,597
 INCOME TAXES                                                       3,022             494            4,600            919
                                                         ----------------- --------------- ---------------- --------------
 NET INCOME                                                        46,993          63,835          106,326        122,678
 DIVIDENDS ON PREFERRED STOCK                                       3,648           1,998            7,297          1,998
                                                         ----------------- --------------- ---------------- --------------
 NET INCOME AVAILABLE TO COMMON SHAREHOLDERS                      $43,345         $61,837          $99,029       $120,680
                                                         ================= =============== ================ ==============
 NET INCOME PER COMMON SHARE
 Basic                                                              $0.36           $0.52            $0.82          $1.05
                                                         ================= =============== ================ ==============
 Diluted                                                            $0.36           $0.52            $0.81          $1.04
                                                         ================= =============== ================ ==============
 WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
 Basic                                                        121,740,256     118,276,509      121,506,858    115,391,357
                                                         ================= =============== ================ ==============
 Diluted                                                      122,013,050     118,469,756      121,785,918    115,659,173
                                                         ================= =============== ================ ==============
 NET INCOME                                                       $46,993         $63,835         $106,326       $122,678
                                                         ----------------- --------------- ---------------- --------------
 COMPREHENSIVE INCOME (LOSS)
 Unrealized gain (loss) on available-for sale securities           79,862        (179,863)         (12,037)      (127,507)
 Less: reclassification adjustment for net gains
   included in net income                                         (11,435)         (2,126)         (12,016)        (2,721)
                                                         ----------------- --------------- ---------------- --------------
 Other comprehensive income (loss)                                 68,427        (181,989)         (24,053)      (130,228)
                                                         ----------------- --------------- ---------------- --------------
 COMPREHENSIVE INCOME (LOSS)                                     $115,420       ($118,154)          $82,273       ($7,550)
                                                         ================= =============== ================ ==============



 See notes to financial statements.

PART I
ITEM 1. FINANCIAL STATEMENTS

                        ANNALY MORTGAGE MANAGEMENT, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2005
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)
                                                                                                ACCUMULATED
                                                           COMMON     ADDITIONAL                   OTHER
                                           PREFERRED       STOCK       PAID-IN   COMPREHENSIVE COMPREHENSIVE  RETAINED
                                             STOCK       PAR VALUE     CAPITAL   INCOME (LOSS) INCOME (LOSS)   EARNINGS    TOTAL
                                           ------------ ------------- ----------- -----------   ------------- ---------- ---------
BALANCE, JANUARY 1, 2005                     $177,077      $1,213      $1,638,635                  ($120,800)    $4,345  $1,700,470
  Net income                                                                          $59,333                    59,333
  Other comprehensive income (loss)
    Unrealized net loss on securities,
      net of reclassification adjustment                                              (92,480)       (92,480)
                                                                                  -----------
  Comprehensive loss                                                                 ($33,147)                              (33,147)
                                                                                  ===========
  Exercise of stock options                                                    99                                                99
  Proceeds from direct purchase and
    dividend reinvestment                                                     177                                               177
  Preferred dividend declared for the
    quarter ended March 31, 2005, $0.492188
      per share                                                                                                  (3,648)     (3,648)
  Common dividend declared for the quarter
    ended March 31, 2005, $0.45  per share                                                                      (54,575)    (54,575)
                                           ------------ ------------- -----------                ------------- --------- -----------
BALANCE, MARCH  31, 2005                     $177,077      $1,213      $1,638,911                  ($213,280)    $5,455  $1,609,376
  Net income                                                                          $46,993                    46,993
  Other comprehensive income (loss)
    Unrealized net gain on securities,
      net of reclassification adjustment                                               68,427         68,427
                                                                                  -----------
  Comprehensive income                                                               $115,420                                115,420
                                                                                  ===========
  Reduction in estimated legal cost of
    preferred offering                             11                                                                            11
  Exercise of stock options                                                   154                                               154
  Proceeds from direct purchase and
    dividend reinvestment                                                     149                                               149

  Proceeds from equity shelf  offering                         13          23,133                                            23,146
  Preferred dividend declared for the
    quarter ended June 30, 2005, $0.492188
    per share                                                                                                    (3,648)     (3,648)
  Common dividend declared for the quarter
    ended June 30, 2005, $0.36  per share                                                                       (44,120)    (44,120)
                                           ------------ ------------- -----------                ----------- ----------- -----------
BALANCE, JUNE 30, 2005                       $177,088      $1,226      $1,662,347                 ($144,853)     $4,680  $1,700,488
                                           ============ ============= ===========                =========== =========== ===========




See notes to financial statements.

PART I
ITEM 1.     FINANCIAL STATEMENTS
                        ANNALY MORTGAGE MANAGEMENT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                              FOR THE          FOR THE          FOR THE SIX        FOR THE SIX
                                                           QUARTER ENDED    QUARTER ENDED      MONTHS ENDED       MONTHS ENDED
                                                           JUNE 30, 2005    JUNE 30, 2004      JUNE 30, 2005      JUNE 30, 2004
                                                          ----------------- ---------------   ----------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                     $46,993           $63,835          $106,326           $122,678
   Adjustments to reconcile net income to net cash
     provided by operating activities:
   Amortization of Mortgage- Backed Securities
     premiums and discounts, net                                 42,662            56,141            78,729             97,642
   Amortization of intangibles                                      117                18               173                 18
   Gain on sale of Mortgage-Backed Securities                   (11,435)           (2,126)          (12,016)            (2,721)
   Stock option expense                                              56                90                56                307
   Market value adjustment on long-term repurchase
       agreement                                                   (328)           (1,270)           (1,578)              (523)
   Decrease in accrued interest receivable, net of
     purchased interest                                          (7,411)           (5,124)           (6,956)           (21,046)
   Decrease (increase) in other assets                              445                 3               391             (1,188)
   Increase in advisory and service fees receivable              (1,451)              (81)           (1,974)               (81)
   (Decrease) increase in accrued interest payable               (4,116)           (1,340)           (6,067)             4,970
   Increase (decrease) in accounts payable                        2,454             1,186            (1,562)               353
                                                       ----------------- ----------------- ----------------- ------------------
          Net cash provided by operating activities              67,986           111,332           155,522            200,409
                                                       ----------------- ----------------- ----------------- ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of Mortgage-Backed Securities                   (2,460,318)       (3,249,700)       (4,822,190)        (8,532,426)
    Purchase of agency debentures                                     -          (100,000)                -           (250,000)
    Proceeds from sale of Mortgage-Backed Securities            870,767           259,938           956,714            284,097
    Proceeds from called agency debentures                            -           150,000                 -            250,000
    Principal payments on Mortgage-Backed Securities          1,744,661         2,133,853         3,262,889          3,338,072
    Cash from FIDAC transaction                                                     2,526                                2,526
                                                       ----------------- ----------------- ----------------- ------------------
         Net cash provided by (used in) investing
           activities                                           155,110          (803,383)         (602,587)        (4,907,731)
                                                       ----------------- ----------------- ----------------- ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from repurchase agreements                    62,857,935        36,583,949       120,117,481         66,778,141
  Principal payments on repurchase agreements               (63,044,950)      (35,931,226)     (119,573,766)       (62,449,121)
  Proceeds from exercise of stock options                            98               112               196                355
  Proceeds from direct purchase and dividend
    reinvestment                                                    149             1,209               327              1,943
  Net proceeds from common stock  follow-on offerings                 -                 -                 -            363,592
  Net proceeds from preferred offering                                -           102,708                 -            102,708
  Net proceeds from equity shelf program                         23,146                 -            23,146             20,051
  Dividends paid                                                (58,223)          (60,940)         (122,503)          (106,095)
                                                       ----------------- ----------------- ----------------- ------------------
       Net cash (used in) provided by financing
         activities                                            (221,845)          695,812           444,881          4,711,574

Net increase (decrease) in cash and cash equivalents              1,251             3,761           (2,184)              4,252
Cash and cash equivalents, beginning of period                    2,418               738            5,853                 247
                                                       ----------------- ----------------- ----------------- ------------------

Cash and cash equivalents, end of period                         $3,669            $4,499           $3,669              $4,499
                                                       ================= ================= ================= ==================
Supplemental disclosure of cash flow information:
  Interest paid                                               ($137,874)         ($56,989)       ($253,818)          ($100,982)
                                                       ================= ================= ================= ==================

Noncash financing activities:
  Net change in unrealized loss on
    available-for-sale, securities net
    of reclassification adjustment                              $68,427         ($181,989)         $24,053           ($130,228)
                                                       ================= ================= ================= ==================

  Dividends declared, not yet paid                              $44,120           $57,674           $44,120            $57,674
                                                       ================= ================= ================= ==================

See notes to financial statements.

                        ANNALY MORTGAGE MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE QUARTERS AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (UNAUDITED)
--------------------------------------------------------------------------------
1.    ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

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

         A SUMMARY OF THE COMPANY'S SIGNIFICANT ACCOUNTING POLICIES FOLLOWS:

         BASIS OF PRESENTATION - The accompanying unaudited financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP"). The interim financial statements are unaudited; however, in the opinion of the Company's management, all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the financial positions, results of operations and cash flows have been included. These unaudited financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. The nature of the Company's business is such that the results of any interim period are not necessarily indicative of results for a full year.

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

         Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Unrealized losses on Investment Securities that are considered other than temporary, as measured by the amount of decline in fair value attributable to factors other than temporary, are recognized in income and the cost basis of the Investment Securities is adjusted. There were no such adjustments for the periods ended June 30, 2005 or 2004.

         SFAS No. 107, DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. The fair value of mortgage-backed securities and agency debentures available-for-sale and futures contracts is equal to their carrying value presented in the balance sheet. The fair value of cash and cash equivalents, accrued interest receivable, receivable for Mortgage-Backed Securities sold, receivable for advisory fees, repurchase agreements, and payable for mortgage-backed securities purchased, dividends payable, accounts payable, and accrued interest payable, generally approximates cost as of June 30, 2005 and December 31, 2004, due to the short term nature of these financial instruments.

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

         On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (Revised 2004) - Share-Based Payment ("SFAS No. 123R"). SFAS 123R, which replaces SFAS No. 123, requires the Company to measure and recognize in the financial statements the compensation cost relating to share-based payment transactions. The compensation cost should be reassured based on the fair value of the equity instruments issued. SFAS No. 123R is effective for the Company on January 1, 2006. The adoption of SFAS No. 123R is not expected to have a significant impact on the Company's financial statements.

2.      FIXED INCOME DISCOUNT ADVISORY COMPANY

        On December 31, 2003, the Company entered into a merger agreement with FIDAC. At the annual meeting of the Company's shareholders held on May 27, 2004, shareholders voted to approve the merger. The merger closed before the opening of business on June 4, 2004. The merger was accounted for using the purchase method of accounting in accordance with SFAS No. 141. Accordingly, the consolidated balance sheets as of June 30, 2005 and December 31, 2004 include the effects of the merger and the Company's application of the purchase method of accounting. Additionally, the consolidated statements of operations and of cash flows for the quarter ended June 30, 2004 include the results of the Company and FIDAC for the period from June 4, 2004 to June 30, 2004. The consolidated statements of operation and of cash flows for the quarter ended June 30, 2005 include a full quarter of results of the Company and FIDAC.

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

         The total amount of goodwill represents the purchase price in excess of the fair value of the net assets acquired. Under SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill is not amortized, but tested at least annually for impairment. Certain customer relationships are deemed by the Company to have an indefinite life based on a lack of attrition history and management's expectation of continued service to FIDAC clients and, accordingly, are not being amortized. Instead, they are required to be tested at least annually for impairment. FIDAC trademark and non-compete agreements are considered intangible assets subject to amortization over their estimated life of three years and one year, respectively. For the quarter ended June 30, 2005, amortization expense related to these intangibles was $117,000. A deferred tax liability of $59,000 arising from the temporary difference between the book and tax basis relating to these amortizable intangible is included in "Other liabilities" in the Statements of Financial Condition as of June 30, 2005 and December 31, 2004, respectively.

  A summary of the fair values of the net assets acquired is as follows:

                                                          (DOLLARS IN THOUSANDS)

Cash and cash equivalents                                                $2,526
Receivable for advisory fees and services                                 1,564
Other assets                                                                591
Customer relationships                                                   15,613
FIDAC trademark                                                             250
Non-compete agreements                                                      140
Goodwill                                                                 22,905
Accounts payable                                                          (748)
                                                                     ----------
  Total fair value of net assets, including acquisition cost            $42,841
                                                                     ==========

3.      MORTGAGE-BACKED SECURITIES

         The following table pertains to the Company's Mortgage-Backed Securities classified as available-for-sale as of June 30, 2005 and December 31, 2004, which are carried at their fair value:

                                                                                      GOVERNMENT             TOTAL
                                           FEDERAL HOME        FEDERAL NATIONAL        NATIONAL             MORTGAGE-
                                           LOAN MORTGAGE          MORTGAGE             MORTGAGE              BACKED
JUNE 30, 2005                               CORPORATION          ASSOCIATION          ASSOCIATION          SECURITIES
                                        ------------------- --------------------- -------------------- ------------------
                                                                     (dollars in thousands)

Mortgage-Backed Securities, gross               $6,521,302           $11,978,713             $405,318        $18,905,333
Unamortized discount                                (1,008)                 (777)                 (78)            (1,863)
Unamortized premium                                130,936               266,098                6,186            403,220
                                        ------------------- --------------------- -------------------- ------------------

Amortized cost                                   6,651,230            12,244,034              411,426         19,306,690

Gross unrealized gains                               4,517                 3,133                  305              7,955
Gross unrealized losses                            (45,485)             (102,070)              (1,346)          (148,901)
                                        ------------------- --------------------- -------------------- ------------------

Estimated fair value                            $6,610,262           $12,145,097             $410,385        $19,165,744
                                        =================== ===================== ==================== ==================

                                                              GROSS UNREALIZED      GROSS UNREALIZED     ESTIMATED FAIR
                                           AMORTIZED COST           GAIN                  LOSS                VALUE
                                        ------------------- --------------------- -------------------- ------------------
                                                                     (dollars in thousands)
Adjustable rate                                $12,969,830                $5,421             ($88,229)       $12,887,022

Fixed rate                                       6,336,860                 2,534              (60,672)         6,278,722

                                        ------------------- --------------------- -------------------- ------------------
Total                                          $19,306,690                $7,955            ($148,901)       $19,165,744
                                        =================== ===================== ==================== ==================

                                                                                      GOVERNMENT             TOTAL
                                           FEDERAL HOME        FEDERAL NATIONAL        NATIONAL             MORTGAGE-
                                           LOAN MORTGAGE          MORTGAGE             MORTGAGE              BACKED
DECEMBER 31, 2004                           CORPORATION          ASSOCIATION          ASSOCIATION          SECURITIES
                                        ------------------- --------------------- --------------------- -----------------
                                                                     (dollars in thousands)
Mortgage-Backed Securities, gross               $6,063,131           $12,061,462              $604,310       $18,728,903
Unamortized discount                                  (171)                 (843)                 (109)           (1,123)
Unamortized premium                                130,211               288,217                 8,528           426,956
                                        ------------------- --------------------- --------------------- -----------------

Amortized cost                                   6,193,171            12,348,836               612,729        19,154,736

Gross unrealized gains                              11,534                 9,905                 1,582            23,021
Gross unrealized losses                            (39,429)              (97,890)               (2,052)         (139,371)
                                        ------------------- --------------------- --------------------- -----------------

Estimated fair value                            $6,165,276           $12,260,851              $612,259       $19,038,386
                                        =================== ===================== ===================== =================

                                                              GROSS UNREALIZED      GROSS UNREALIZED     ESTIMATED FAIR
                                           AMORTIZED COST           GAIN                  LOSS                VALUE
                                        ------------------- --------------------- --------------------- -----------------
                                                                     (dollars in thousands)
Adjustable rate                                $13,833,122               $20,713             ($93,796)       $13,760,039

Fixed rate                                       5,321,614                 2,308              (45,575)         5,278,347
                                        ------------------- --------------------- --------------------- -----------------

Total                                          $19,154,736               $23,021            ($139,371)       $19,038,386
                                        =================== ===================== ===================== =================

        Actual maturities of mortgage-backed securities are generally shorter than stated contractual maturities. Actual maturities of the Company's mortgage-backed securities are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal. The following table summarizes the Company's mortgage-backed securities on June 30, 2005 and December 31, 2004 according to their estimated weighted-average life classifications:

                                                           JUNE 30, 2005                    DECEMBER 31, 2004
                                                 ---------------------------------- ----------------------------------
                                                    FAIR VALUE     AMORTIZED COST     FAIR VALUE      AMORTIZED COST
WEIGHTED-AVERAGE LIFE                                                   (DOLLARS IN THOUSANDS)
------------------------------------------------ ---------------------------------------------------------------------
Less than one year                                    $   294,873      $   297,228      $   357,135       $   359,433
Greater than one year and less than five years         16,154,951       16,281,126       14,623,143        14,705,212
Greater than or equal to five years                     2,715,920        2,728,335        4,058,108         4,090,091
                                                 ----------------- ---------------- ---------------- -----------------
Total                                                 $19,165,744      $19,306,689      $19,038,386       $19,154,736
                                                 ================= ================ ================ =================

        The weighted-average lives of the mortgage-backed securities June 30, 2005 and December 31, 2004 in the table above are based upon data provided through subscription-based financial information services, assuming constant principal prepayment rates to the reset date of each security. The prepayment model considers current yield, forward yield, steepness of the yield curve, current mortgage rates, mortgage rates of the outstanding loans, loan age, margin and volatility.

        Mortgage-Backed Securities with a carrying value of $6.7 billion were in a continuous unrealized loss position over 12 months at June 30, 2005 in the amount of $87.3 million. Mortgage-Backed Securities with a carrying value of $10.0 billion were in a continuous unrealized loss position for less than 12 months at June 30, 2005 in the amount of $61.6 million. Mortgage-Backed Securities with a carrying value of $2.2 billion were in a continuous unrealized loss position over 12 months at December 31, 2004 in the amount of $34.1 million. Mortgage-Backed Securities with a carrying value of $13.1 billion were in a continuous unrealized loss position for less than 12 months at December 31, 2004 in the amount of $105.3 million. The decline in value of these securities is solely due to increases in interest rates. All of the Mortgage-Backed Securities are "AAA" rated or carry an implied "AAA" rating. These investments are not considered other-than-temporarily impaired since the Company has the ability and intent to hold the investments for a period of time, to maturity if necessary, sufficient for a forecasted market price recovery up to or beyond the cost of the investments. Also, the Company is guaranteed payment on the par value of the securities.

         The adjustable rate Mortgage-Backed Securities are limited by periodic caps (generally interest rate adjustments are limited to no more than 1% every nine months) and lifetime caps. The weighted average lifetime cap was 10.2% at June 30, 2005 and 10.1% December 31, 2004.

         During the quarter ended June 30, 2005, the Company realized $11.4 million in net gains from sales of Mortgage-Backed Securities. During the quarter ended June 30, 2004, the Company realized $2.1 million in net gains from sales of Mortgage-Backed Securities.

4.      AGENCY DEBENTURES

         The Company owns callable agency debentures totaling $395.0 million par value, which were issued by FHLMC, FNMA, and FHLB. All of the Company's agency debentures are classified as available-for-sale. The agency debentures had carrying values of $391.1 million and $390.5 million at June 30, 2005 and December 31, 2004, respectively. The agency debentures with a carrying value of $391.1 million have been in a continuous unrealized loss position over 12 months at June 30, 2005 in the amount of $3.9 million. The debentures with a carrying value of $390.5 million were in a continuous unrealized loss position for less than 12 months at December 31, 2004 in the amount of $4.5 million. The Company's agency debentures are adjustable rate and fixed rate with a weighted average lifetime cap of 5.1% at June 30, 2005 and 3.7% at December 31, 2004. All of the agency debentures carry an implied "AAA" rating. These investments are not considered other-than-temporarily impaired since the Company has the ability and intent to hold the investments for a period of time to maturity if necessary, sufficient for a forecasted market price recovery up to or beyond the cost of the investments. Also, the Company is guaranteed payment on the par value of the agency debentures.

5.      REPURCHASE AGREEMENTS

         The Company had outstanding $17.3 billion and $16.7 billion of repurchase agreements with weighted average borrowing rates of 3.20% and 2.46%, and weighted average remaining maturities of 81 days and 111 days as of June 30, 2005 and December 31, 2004, respectively. Investment securities pledged as collateral under these repurchase agreements had an estimated fair value of $18.6 billion and $17.4 billion at June 30, 2005 and December 31, 2005, respectively.

        At June 30, 2005 and December 31, 2004, the repurchase agreements had the following remaining maturities:

                                                     JUNE 30, 2005                DECEMBER 31, 2004
                                                                (DOLLARS IN THOUSANDS)
                                            -------------------------------------------------------------
Within 30 days                                                 $15,161,211                   $13,059,810
30 to 59 days                                                      240,383                     1,598,069
60 to 89 days                                                      100,000                             -
90 to 119 days                                                           -                             -
Over 120 days                                                    1,750,000                     2,050,000
                                            ------------------------------- -----------------------------
Total                                                          $17,251,594                   $16,707,879
                                            =============================== =============================

6.      OTHER LIABILITIES

         In 2001, the Company entered into a repurchase agreement maturing in July 2004. This repurchase agreement provided the buyer the right to extend its maturity date, in whole or in part, in three-month increments up to July 2006. The buyer has continuously exercised its right to extend the maturity date, and the agreement is currently set to mature in July 2006. The repurchase agreement has a principal amount of $100,000,000, and is included in repurchase agreements contained in the statements of financial condition. The Company accounts for the extension option as a separate interest rate floor liability carried at fair value. The initial fair value of $1.2 million allocated to the extension option resulted in a similar discount on the repurchase agreement borrowings that is being amortized over the initial term of three years using the effective yield method. At June 30, 2005 and December 31, 2004, the fair value of this interest rate floor was $1.1 million and $2.7 million, respectively, and is included in other liabilities in the Statements of Financial Condition.

7.      PREFERRED STOCK AND COMMON STOCK

     During the quarter ended June 30, 2005, the Company declared dividends to common shareholders totaling $44.1 million or $0.36 per share, which were paid on July 28, 2005. During the quarter ended June 30, 2005, the Company declared dividends to preferred shareholders totaling $3.6 million or $0.492188 per share, which were paid on June 30, 2005. During the quarter ended June 30, 2005, 10,628 options were exercised under the long-term compensation plan for an aggregate exercise price of $154,000. In addition, the Company sold 7,902 common shares through the dividend reinvestment and direct purchase program for $149,000 during the quarter ended June

30, 2005. During the quarter ended June 30, 2005, the Company raised $23.1 million in the Equity Shelf Program by issuing 1,258,603 common shares. During the quarter ending June 30, 2004, the Company declared dividends to shareholders totaling $57.7 million or $0.48 per share, which was paid on July 28, 2004. During the quarter ended June 30, 2004, the Company declared dividends to preferred shareholders totaling $2.0 million or $0.47 per share, which were paid on June 30, 2004. During the quarter ended June 30, 2004, no shares were issued through the Equity Shelf Program. During the quarter ended June 30, 2004, 11,750 options were exercised under the long-term compensation plan for an aggregate exercise price of $203,000. In addition, the Company sold 69,006 common shares through the dividend reinvestment and direct purchase program for $1.2 million during the quarter ended June 30, 2004. During the quarter ended June 30, 2004, 2,201,080 common shares were issued under the terms of the FIDAC merger agreement.

         During the six months ended June 30, 2005, 1,258,603 common shares of the Company's common stock were issued through the Equity Shelf Program for net proceeds of $23.1 million. During the six months ended June 30, 2005, 16,128 options were exercised under the long-term compensation plan for an aggregate exercise price of $253,000. Also, 17,100 common shares were sold through the dividend reinvestment and direct purchase program for $326,000. On January 21, 2004 the Company entered into an underwriting agreement pursuant to which the Company raised net proceeds of approximately $363.6 million in equity in an offering of 20,700,000 shares of common stock. On March 31, 2004, the Company raised approximately $102.9 million in net proceeds through an offering of 4,250,000 shares of 7.875% Series A Cumulative Redeemable Preferred Stock, which settled on April 5, 2004. During the six months ended June 30, 2004, 1,027,400 shares of the Company's common stock were issued through the Equity Shelf Program for net proceeds of $20.1 million. During the six months ended June 30, 2004, 40,250 options were exercised under the long-term compensation plan for an aggregate exercise price of $662,000. In addition, the Company sold 105,942 common shares through the dividend reinvestment and direct purchase program for $1.9 million for the six months ended June 30, 2004.


8.      NET INCOME PER COMMON SHARE

         The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS for the quarters ended June 30, 2005 and 2004.

                                               FOR THE QUARTERS ENDED              FOR THE SIX MONTHS ENDED
                                          JUNE 30, 2005     JUNE 30, 2004      JUNE 30, 2005      JUNE 30, 2004
                                                            (DOLLARS AND SHARES IN THOUSANDS)
                                         ----------------- ----------------- ------------------ ------------------
Net income                                        $46,993           $63,835           $106,326           $122,678
Less: Preferred stock dividend                      3,648             1,998              7,297              1,998
                                         ----------------- ----------------- ------------------ ------------------
Net income available to common
  shareholders                                    $43,345           $61,837            $99,029           $120,680
                                         ----------------- ----------------- ------------------ ------------------

Weighted average shares of common
  stock outstanding-basic                         121,740           118,277            121,507            115,391
Add: Effect of dilutive stock options                 273               193                279                268
                                         ----------------- ----------------- ------------------ ------------------
Weighted average shares of common
  stock outstanding-diluted                       122,013           118,470            121,786            115,659
                                         ================= ================= ================== ==================

         Options to purchase 10,000 shares and 12,500 of common stock were outstanding and considered anti-dilutive as their exercise price exceeded the average stock price for each of the quarters and six months ended June 30, 2005 and 2004 respectively.

9.  LONG-TERM STOCK INCENTIVE PLAN

         The Company has adopted a long term stock incentive plan for executive officers, key employees and non-employee directors (the "Incentive Plan"). The Incentive Plan authorizes the Compensation Committee of the board of directors to grant awards, including non-qualified options as well as incentive stock options as defined under

Section 422 of the Code. The Incentive Plan authorizes the granting of options or other awards for an aggregate of the greater of 500,000 shares or 9.5% of the diluted outstanding shares of the Company's common stock.

The following table sets forth activity relating to the Company's stock options awards:

                                                             FOR THE SIX MONTHS ENDED
                                                     2005                             2004
                                         ------------------------------ ----------------------------------
                                                          WEIGHTED                           WEIGHTED
                                          NUMBER OF       AVERAGE         NUMBER OF          AVERAGE
                                           SHARES      EXERCISE PRICE       SHARES        EXERCISE PRICE
---------------------------------------- ------------ ----------------- --------------- ------------------
Options outstanding at the beginning
  of period                                1,645,721            $15.66       1,063,259             $14.28
Granted                                        6,250             18.26         639,750              17.39
Exercised                                    (16,128)            12.21         (40,200)              8.82
Expired                                      (33,750)            17.87               -                  -
                                         ------------ ----------------- --------------- ------------------
Options outstanding at the end of
  period.                                  1,602,093            $15.66       1,662,809             $15.61
                                         ============ ================= =============== ==================

The following table summarizes information about stock options outstanding at June 30, 2005:

                                                                                      WEIGHTED AVERAGE
                                                           WEIGHTED AVERAGE        REMAINING CONTRACTUAL
   RANGE OF EXERCISE PRICES      OPTIONS OUTSTANDING        EXERCISE PRICE              LIFE (YEARS)
------------------------------- ----------------------- ------------------------ ---------------------------
 $7.94-$19.99                                1,592,093                   $15.63             7.5
$20.00-$29.99                                   10,000                    20.53             2.5
                                ----------------------- ------------------------ ---------------------------
                                             1,602,093                   $15.66             7.4
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

                                           For the quarters ended               For the six months ended
                                                                 (dollars in thousands)
                                       ---------------------------------------------------------------------------
                                        June 30, 2005     June 30, 2004      June 30, 2005       June 30, 2004
                                       ---------------- ------------------ ------------------ --------------------
Net income available to common
shareholders, as reported                      $43,345            $61,837            $99,029             $120,680
Deduct:  Total stock-based employee
compensation expense determined
under fair value based method                      (36)               (37)               (71)                 (75)
                                       ---------------- ------------------ ------------------ --------------------
Pro-forma net income available to
common shareholers                             $43,309            $61,800            $98,958             $120,605
                                       ================ ================== ================== ====================

Net income per share available to
common shareholders, as reported:
  Basic                                          $0.36              $0.52              $0.82                $1.05
                                       ================ ================== ================== ====================
  Diluted                                        $0.36              $0.52              $0.81                $1.04
                                       ================ ================== ================== ====================

Pro-forma net income per share
available to common shareholders:
  Basic                                          $0.36              $0.52              $0.81                $1.05
                                       ================ ================== ================== ====================
  Diluted                                        $0.35              $0.52              $0.81                $1.04
                                       ================ ================== ================== ====================

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

         During the quarter ended June 30, 2005, the Company recorded $2.4 million of income tax expense for income attributable to FIDAC, its taxable REIT subsidiary, and the portion of earnings retained based on Code Section 162(m) limitations. During the quarter ended June 30, 2004, the Company recorded $658,000 of income tax expense for a portion of earnings retained based on
Section 162(m) limitations.


11.     LEASE COMMITMENTS

         The Company has a noncancelable lease for office space, which commenced in May 2002 and expires in December 2009.

The Company's aggregate future minimum lease payments are as follows:

                                                             TOTAL PER YEAR
                                                         (DOLLARS IN THOUSANDS)
                                                      -------------------------
                  2005                                                  $  270
                  2006                                                     530
                  2007                                                     532
                  2008                                                     532
                  2009                                                     532
                                                      -------------------------
                  Total remaining lease payments                        $2,396
                                                      =========================

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements contained in this quarterly report, and certain statements contained in our future filings with the Securities and Exchange Commission (the "SEC" or the "Commission"), in our press releases or in our other public or shareholder communications may not be based on historical facts and are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements which are based on various assumptions, (some of which are beyond our control) may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as "may," "will," "believe," "expect," "anticipate," "continue," or similar terms or variations on those terms, or the negative of those terms. Actual results could differ materially from those set forth in forward-looking statements due to a variety of factors, including, but not limited to, changes in interest rates, changes in yield curve, changes in prepayment rates, the availability of mortgage backed securities for purchase, the availability of financing and, if available, the terms of any financing and risks associated with the investment advisory business of FIDAC, including the removal by FIDAC's clients of assets FIDAC manages, FIDAC's regulatory requirements, and competition in the investment advisory business. For a discussion of the risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, see our 2004 Form 10-K. We do not undertake, and specifically disclaim any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

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

         The following table presents the CPR experienced on our Mortgage-Backed Securities portfolio, on an annualized basis, for the following quarterly periods :

QUARTER ENDED                                                  CPR
-------------                                                  ---
June 30, 2005                                                  27%
March 31, 2005                                                 25%
December 31, 2004                                              27%
September 30, 2004                                             25%
June 30, 2004                                                  33%

         We believe that the CPR in future periods will depend, in part, on changes in and the level of market interest rates across the yield curve, with higher CPRs expected during periods of declining interest rates and lower CPRs expected during periods of rising interest rates.

         We have reduced contractual maturities on borrowings, such that our weighted average contractual maturity on our repurchase agreements was 152 days at June 30, 2005, as compared to 211 days at December 31, 2004.

         The table below provides quarterly information regarding our average balances, interest income, interest expense, yield on assets, cost of funds and net interest income for the following quarterly periods presented.


                                                         YIELD ON
                                   AVERAGE               AVERAGE      AVERAGE
                                 INVESTMENT     TOTAL    INTEREST    BALANCE OF     TOTAL       AVERAGE      NET
                                 SECURITIES   INTEREST    EARNING    REPURCHASE    INTEREST     COST OF    INTEREST
                                  HELD (1)     INCOME      ASSETS    AGREEMENTS    EXPENSE       FUNDS      INCOME
                                 ------------ --------   ---------   ----------   ---------     -------   -----------
                                        (RATIOS FOR THE QUARTERS HAVE BEEN ANNUALIZED, DOLLARS IN THOUSANDS)

Quarter Ended June 30, 2005      $18,918,577    $171,595      3.63%  $17,658,408     $133,758       3.03%    $37,837
Quarter Ended March 31, 2005     $18,798,200    $176,289      3.75%  $17,756,241     $113,993       2.57%    $62,296
---------------------------------------------------------------------------------------------------------------------
Quarter Ended December 31, 2004  $17,932,449    $156,783      3.50%  $16,896,216      $93,992       2.23%    $62,791
Quarter Ended September 30, 2004 $16,562,971    $138,970      3.36%  $15,568,691      $70,173       1.80%    $68,797
Quarter Ended June 30, 2004      $16,649,072    $122,234      2.94%  $15,880,353      $55,648       1.40%    $66,586
Quarter Ended March 31, 2004     $14,452,245    $114,341      3.16%  $13,587,211      $50,303       1.48%    $64,038
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

         MARKET VALUATION OF INVESTMENT SECURITIES: All assets classified as available-for-sale are reported at fair value, based on market prices. Although we generally intend to hold most of our Investment Securities until maturity, we may, from time to time, sell any of our Investment Securities as part our overall management of our portfolio. Accordingly, we are required to classify all of our Investment Securities as available-for-sale. Our policy is to obtain market values from at least three independent sources and record the market value of the securities based on the average of the three. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. The investments with unrealized losses are not considered other-than-temporarily impaired since the Company has the ability and intent to hold the investments for a period of time, to maturity if necessary, sufficient for a forecasted market price recovery up to or beyond the cost of the investments. Unrealized losses on Investment Securities that are considered other than temporary, as measured by the amount of decline in fair value attributable to factors other than temporary, are recognized in income and the cost basis of the Investment Securities is adjusted. There were no such adjustments for the quarters ended June 30, 2005 and 2004. If in the future management determines an impairment to be other-than-temporary, we may need to realize a loss that would have an impact on future income.

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

RESULTS OF OPERATIONS: FOR THE QUARTERS AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004

         NET INCOME SUMMARY

         For the quarter ended June 30, 2005, our net income was $47.0 million, or $0.36 basic earnings per share available for common shareholders, as compared to $63.8 million, or $0.52 basic earnings per average share, for the quarter ended June 30, 2004. We attribute the decrease in total net income for the quarter ended June 30, 2005, from the quarter ended June 30, 2004 to the decline in net interest income. Even with the increased asset base from June 30, 2004 to June 30, 2005, the decrease in total net income share was primarily due to the decline in the interest rate spread from 1.54% to 0.60%. For the quarter ended June 30, 2005, gain on sale of Mortgage-Backed Securities was $11.4 million as compared to $2.1 million for the quarter ended June 30, 2004. For the quarter ended June 30, 2005, net investment advisory and service fees totaled $7.5 million, as compared to $1.3 million for the quarter ended June 30, 2004. The gains on sale of Mortgage-Backed Securities and the net investment advisory and service fees increased substantially, but did not offset the effect of the decline in the interest rate spread. Dividends for the quarter ended June 30, 2005, were $0.36 per share of common stock, or $44.1 million in total, and
0.492188 per share of preferred stock, or $3.7 million in total. Dividends per share for the quarter ended June 30, 2004 were $0.48 per share of common stock, or $57.7 million in total. Our return on average equity was 11.36% for the quarter ended June 30, 2005 and 15.76% for the quarter ended June 30, 2004. The decrease in return on average equity resulted primarily from the decrease in net interest spread primarily from the increase in the weighted average cost of funds rate from 1.40% for the quarter ended June 30, 2004 to 3.03% for the quarter ended June, 30, 2005, which was only partially offset by the increase in yield from 2.94% to 3.63%.

         For the six months ended June 30, 2005, our net income was $106.3 million, or $0.82 basic earnings per share, as compared to $122.7 million, or $1.05 basic earnings per average share available to common shareholders, for the six months ended June 30, 2004. We attribute the decrease in net income for the six months ended June 30, 2005, from the six months ended June 30, 2004 to the decrease in net interest income. Even with the substantial increase in gain on sale of mortgage-backed securities and net investment advisory and service fees, the decline in interest rate spread of 71 basis points resulted in the decline of net income for the six months ended June 30, 2005. For the six months ended June 30, 2005, gain on sale of Mortgage-Backed Securities was $12.0 million, as compared to $2.7 million. For the six months ended June 30, 2005, net investment advisory and service fees totaled $12.2 million, as compared to $1.3 million for the six months ended June 30, 2004. Dividends per share for the six months ended June 30, 2005, were $0.81 per share of common stock, or $98.7 million in total and $0.984376 per share of preferred stock or $7.3 million in total. Dividends per share for the six months ended June 30, 2004 were $0.98 per share, or $116.6 million in total and $0.47 per share of preferred stock or $2.0 million in total. Our return on average equity was 12.73% for the six months ended June 30, 2005 and 16.77% for the six months ended June 30, 2004. The decline in the return on average equity resulted from the decline in net interest income that was only partial offset by an increase in net advisory fee income and gains on the sale of Mortgage-Backed Securities.

                               NET INCOME SUMMARY

(RATIOS FOR THE QUARTER HAVE BEEN ANNUALIZED, DOLLARS IN THE THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                 QUARTER         QUARTER        SIX MONTHS
                                                  ENDED           ENDED            ENDED       SIX MONTHS ENDED
                                                JUNE 30,         JUNE 30,        JUNE 30,          JUNE 30,
                                                  2005             2004             2005             2004
                                             ---------------- --------------- ---------------- -----------------
  Interest income                                   $171,595        $122,234         $347,884          $236,575
  Interest expense                                   133,758          55,648          247,751           105,951
                                             ---------------- --------------- ---------------- -----------------
  Net interest income                                 37,837          66,586          100,133           130,624
  Investment advisory and service fees                 9,669           1,558           15,978             1,558
  Gain on sale of Mortgage-Backed
     Securities                                       11,435           2,126           12,016             2,721
  Distribution fees                                    2,126             298            3,737               298
  General and administrative expenses                  6,800           5,643           13,464            11,008
                                             ---------------- --------------- ---------------- -----------------
  Income before income taxes                          50,015         $64,329          110,926           123,597
  Income taxes                                         3,022             494            4,600               919
                                             ---------------- --------------- ---------------- -----------------
  Net income                                          46,993         $63,835         $106,326          $122,678
  Dividends on  preferred stock                        3,648           1,998            7,297             1,998
                                             ---------------- --------------- ---------------- -----------------
  Net income available to common
  shareholders                                       $43,345         $61,837          $99,029          $120,680
                                             ================ =============== ================ =================

  Weighted average number of basic common
  shares outstanding                             121,740,256     118,276,509      121,506,858       115,391,357
  Weighted average number of diluted
  common shares outstanding                      122,013,050     118,469,756      121,785,918       115,659,173

  Basic net income per common share                    $0.36           $0.52            $0.82             $1.05
  Diluted net income per common share                  $0.36           $0.52            $0.81             $1.04

  Average total assets                           $19,455,044     $17,790,725      $19,490,129       $16,190,579
  Average total equity                            $1,654,932      $1,620,550       $1,700,488        $1,463,440

  Annualized return on average assets                  0.97%           1.44%            1.09%             1.52%
  Annualized return on average equity                 11.36%          15.76%           12.73%            16.77%

         INTEREST INCOME AND AVERAGE EARNING ASSET YIELD

         We had average earning assets of $18.9 billion and $16.6 billion for the quarters ended June 30, 2005 and 2004, respectively. Our primary source of income for the quarters ended June 30, 2005 and 2004 was interest income. A portion of our income was generated by gains on the sales of our Mortgage-Backed Securities and net income from FIDAC. Our interest income was $171.6 million for the quarter ended June 30, 2005 and $122.2 million for the quarter ended June 30, 2004. The yield on average investment securities increased from 2.94% for the quarter ended June 30, 2004 to 3.63% for the quarter ended June 30, 2005. Our average earning asset balance increased by $2.3 billion and interest income increased by $49.4 million for the quarter ended June 30, 2005 as compared to the quarter ended June 30, 2004. The increase was the direct result of the increased asset base and increase in weighted average yield. The average coupon rate at June 30, 2005 was 4.69%, as compared to 4.31% at June 30, 2004. The prepayment speeds decreased to 27% CPR for the quarter ended June 30, 2005 from 33% CPR for the quarter ended June 30, 2004. The increase in coupon rates, in conjunction with lower prepayment speeds, resulted in an increase in yield of 69 basis points.

         We had average earning assets of $18.9 billion and $15.6 billion for the six months ended June 30, 2005 and 2004, respectively. Our interest income was $347.9 million for the six months ended June 30, 2005 and $236.6 million for the six months ended June 30, 2004. The yield on average investment securities increased from 3.04% for the six months ended June 30, 2004, to 3.69% for the six months ended June 30, 2005. Our average earning asset balance increased by $3.3 billion and interest income increased by $111.3 million for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. The increase in interest income for the six months ended June 30, 2005, when compared to the six months ended June 30, 2004, resulted from the increased asset base and the increase in weighted average yield.

         The table below shows our average balance of interest earning assets, our yield on average earning assets and our interest income for the quarters ended June 30, 2005, March 31, 2005, the year ended December 31, 2004, and the four quarters in 2004.

                           AVERAGE EARNING ASSET YIELD
      (RATIOS FOR THE QUARTERS HAVE BEEN ANNUALIZED, DOLLARS IN THOUSANDS)

                                                                         AVERAGE
                                          AVERAGE       YIELD ON        CONSTANT
                                        INVESTMENT     INVESTMENT      PREPAYMENT       INTEREST
                                        SECURITIES     SECURITIES         RATE           INCOME

Quarter Ended June 30, 2005             $18,918,577       3.63%            27%          $171,595
Quarter Ended March 31, 2005            $18,798,200       3.75%            25%          $176,289
-----------------------------------------------------------------------------------------------------
Year Ended December 31, 2004            $16,399,184       3.25%            29%          $532,328
Quarter Ended December 31, 2004         $17,932,449       3.50%            27%          $156,783
Quarter Ended September 30, 2004        $16,562,971       3.36%            25%          $138,970
Quarter Ended June 30, 2004             $16,649,072       2.94%            33%          $122,234
Quarter Ended March 31, 2004            $14,452,245       3.16%            31%          $114,341
-----------------------------------------------------------------------------------------------------

         The CPR decreased to 27% for the quarter ended June 30, 2005, as compared to 33% for the quarter ended June 30, 2004. The total amortization of premium and discount on Investment Securities for the quarters ended June 30, 2005 and 2004 was $42.7 million and $56.1 million, respectively.

         INTEREST EXPENSE AND THE COST OF FUNDS

         We anticipate that our largest expense will be the cost of borrowed funds. We had average borrowed funds of $17.7 billion and total interest expense of $133.8 million for the quarter ended June 30, 2005. We had average borrowed funds of $15.9 billion and total interest expense of $55.6 million for the quarter ended June 30, 2004. Our average cost of funds was 3.03% for the quarter ended June 30, 2005 and 1.40% for the quarter ended June 30, 2004. The cost of funds rate increased by 163 basis points and the average borrowed funds increased by $1.8 billion for the quarter ended June 30, 2005 when compared to the quarter ended June 30, 2004. Interest expense for the quarter increased by $78.2 million due to the substantial increase in the average repurchase balance and weighted average cost of funds rate. Our average cost of funds was 0.02% below average one-month LIBOR and 0.40% below average six-month LIBOR for the quarter ended June 30, 2005. Our average cost of funds was 0.25% above average one-month LIBOR and 0.14% below average six-month LIBOR for the quarter ended June 30, 2004.

         We had average borrowed funds of $17.7 billion and total interest expense of $247.8 million for the six months ended June 30, 2005. We had average borrowed funds of $14.7 billion and total interest expense of $106.0 million for the six months ended June 30, 2004. Our average cost of funds was 2.8% for the six months ended June 30, 2005 and 1.44% for the six months ended June 30, 2004. The cost of funds rate increased 1.36% and the average borrowed funds increased by $3.0 billion for the six months ended June 30, 2005 when compared to the six months ended June 30, 2004. Interest expense for the six months increased by $141.8 million, due to the substantial increase in the average repurchase balance and a 136 basis point increase in the average funding rate.

         The table below shows our average borrowed funds and average cost of funds as compared to average one-month and average six-month LIBOR for the quarters ended June 30, 2005, March 31, 2005, the year ended December 31, 2004 and the four quarters in 2004.

                              AVERAGE COST OF FUNDS
      (RATIOS FOR THE QUARTERS HAVE BEEN ANNUALIZED, DOLLARS IN THOUSANDS)

                                                                                                            AVERAGE
                                                                                     AVERAGE     AVERAGE    COST OF
                                                                                    ONE-MONTH    COST OF     FUNDS
                                                                                      LIBOR       FUNDS    RELATIVE
                                                                                    RELATIVE    RELATIVE      TO
                                   AVERAGE            AVERAGE   AVERAGE   AVERAGE  TO AVERAGE  TO AVERAGE  AVERAGE
                                  BORROWED   INTEREST COST OF  ONE-MONTH SIX-MONTH  SIX-MONTH   ONE-MONTH  SIX-MONTH
                                    FUNDS    EXPENSE   FUNDS     LIBOR     LIBOR      LIBOR       LIBOR      LIBOR
                                 ----------- -------- -------  --------- --------- ----------  ----------  ---------
Quarter Ended June 30, 2005      $17,658,408 $133,758   3.03%    3.05%     3.43%     (0.38%)     (0.02%)    (0.40%)
Quarter Ended March 31, 2005     $17,756,241 $113,993   2.57%    2.58%     3.02%     (0.44%)     (0.01%)    (0.45%)
----------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 2004     $15,483,118 $270,116   1.74%    1.50%     1.80%     (0.30%)      0.24%     (0.06%)
Quarter Ended December 31, 2004  $16,896,216  $93,992   2.23%    2.14%     2.48%     (0.34%)      0.09%     (0.25%)
Quarter Ended September 30, 2004 $15,568,691  $70,173   1.80%    1.59%     1.97%     (0.38%)      0.21%     (0.17%)
Quarter Ended June 30, 2004      $15,880,353  $55,648   1.40%    1.15%     1.54%     (0.39%)      0.25%     (0.14%)
Quarter Ended March 31, 2004     $13,587,211  $50,303   1.48%    1.10%     1.18%     (0.08%)      0.38%      0.30%

         NET INTEREST INCOME

         Our net interest income, which equals interest income less interest expense, totaled $37.8 million for the quarter ended June 30, 2005 and $66.6 million for the quarter ended June 30, 2004. Our net interest income decreased because the interest rate spread decreased, even though our asset base increased. Our net interest spread, which equals the yield on our average assets for the period less the average cost of funds for the period, was 0.60% for the quarter ended June 30, 2005 as compared to 1.54 % for the quarter ended June 30, 2004. This 94 basis point decrease was a result of the increase in the cost of funding for the quarter ended June 30, 2005 to 3.03% from 1.40% for the quarter ended June 30, 2004. The increase in cost of funds was only partially offset by the increase in yield on assets, which increased to 3.63% for the quarter ended June 30, 2005, as compared to 2.94% for the quarter ended June 30, 2004.

        Our net interest income totaled $100.1 million for the six months ended June 30, 2005 and $130.6 million for the six months ended June 30, 2004. Our net interest income decreased because of the decline in interest rate spread. Our net interest spread, which equals the yield on our average assets for the period less the average cost of funds for the period, was 0.89% for the six months ended June 30, 2005 as compared to 1.60% for the quarter ended June 30, 2004.

        The table below shows our interest income by earning asset type, average earning assets by type, total interest income, interest expense, average repurchase agreements, average cost of funds, and net interest income for the quarters ended June 30, 2005, March 31, 2005 the year ended December 31, 2004, and the four quarters in 2004.

                               NET INTEREST INCOME
      (RATIOS FOR THE QUARTERS HAVE BEEN ANNUALIZED, DOLLARS IN THOUSANDS)


                                                     YIELD ON
                                AVERAGE               AVERAGE    AVERAGE                                    NET
                               INVESTMENT    TOTAL    INTEREST  BALANCE OF            AVERAGE     NET     INTEREST
                               SECURITIES  INTEREST   EARNING   REPURCHASE  INTEREST  COST OF   INTEREST    RATE
                                  HELD      INCOME     ASSETS   AGREEMENTS  EXPENSE    FUNDS     INCOME    SPREAD
                               ----------  --------  ---------  ----------  --------  -------   --------  --------

Quarter Ended June 30, 2005    $18,918,577  $171,595   3.63%   $17,658,408  $133,758    3.03%    $37,837    0.60%
Quarter Ended March 31, 2005   $18,798,200  $176,289   3.75%   $17,756,241  $113,993    2.57%    $62,296    1.18%
--------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 2004   $16,399,184  $532,328   3.25%   $15,483,118  $270,116    1.74%   $262,212    1.51%
Quarter Ended December 31,                                                                                  1.27%
2004                           $17,932,449  $156,783   3.50%   $16,896,216   $93,992    2.23%    $62,791
Quarter Ended September 30,
2004                           $16,562,971  $138,970   3.36%   $15,568,691   $70,173    1.80%    $68,797    1.56%
Quarter Ended June 30, 2004    $16,649,072  $122,234   2.94%   $15,880,353   $55,648    1.40%    $66,586    1.54%
Quarter Ended March 31, 2004   $14,452,245  $114,341   3.16%   $13,587,211   $50,303    1.48%    $64,038    1.68%

         INVESTMENT ADVISORY AND SERVICE FEES

         FIDAC is a registered investment advisor which generally receives annual net investment advisory fees of approximately 10 to 20 basis points of the gross assets it manages, assists in managing or supervises. At June 30, 2005, FIDAC had under management approximately $3.1 billion in net assets and $27.8 billion in gross assets, compared to $1.7 billion in net assets and $12.8 billion in gross assets at June 30, 2004. Investment advisory and service fees for the quarter ended June 30, 2005 and June 30, 2004 totaled $7.6 and $1.3 million respectively, net of fees paid to third parties pursuant to distribution service agreements for facilitating and promoting distribution of shares of FIDAC's clients. At June 30, 2005, net assets under management increased by $1.8 billon and gross assets under management increased by $15.0 billion, when compared to June 30, 2004. Investment advisory and service fees for the quarter ended June 30, 2005 are for the entire quarter; whereas for the quarter ended June 30, 2004, investment advisory and service fees are for the period from June 4, 2004 through June 30, 2004.

         GAINS AND LOSSES ON SALES OF MORTGAGE-BACKED SECURITIES

         For the quarter ended June 30, 2005, we sold Mortgage-Backed Securities with an aggregate historical amortized cost of $859.3 million for an aggregate gain of $11.4 million. For the quarter ended June 30, 2004 we sold Mortgage-Backed Securities with an aggregate historical amortized cost of $182.8 million for an aggregate gain of $2.1 million. For the six months ended June 30, 2005, we sold Mortgage-Backed Securities with an aggregate historical amortized cost of $944.7 million for an aggregate gain of $12.0 million. For the six months ended June 30, 2004, we sold Mortgage-Backed Securities with an aggregate historical amortized cost of $256.4 million for an aggregate gain of $2.7 million. The difference between the sale price and the historical amortized cost of our Mortgage-Backed Securities is a realized gain and increases income accordingly. We do not expect to sell assets on a frequent basis, but may from time to time sell existing assets to acquire assets, which our management believes might have higher risk-adjusted returns as part of our asset/liability management strategy.

         GENERAL AND ADMINISTRATIVE EXPENSE

         General and administrative ("G&A") expenses were $6.8 million for the quarter ended June 30, 2005 and $5.6 million for the quarter ended June 30, 2004. G&A expenses as a percentage of average assets were 0.14% and 0.13% for the quarters ended June 30, 2005 and June 30, 2004 respectively. G&A expenses as a percentage of average equity were 1.64% and 1.39% on an annualized basis for the quarters ended June 30, 2005 and June 30, 2004, respectively. The increase in G&A expenses of $1.2 million for the quarter ended June 30, 2005, was primarily the result of increased salaries, directors and officers' insurance and additional costs related to FIDAC business. G&A expense has increased proportionately with our increased capital base and the growth in staff.

         G&A expenses were $13.5 million for the six months ended June 30, 2005 and $11.0 million for the six months ended June 30, 2004. G&A expenses as a percentage of average assets was 0.14% and 0.14% on an annualized basis for the six months ended June 30, 2005 and 2004, respectively. G&A expenses as a percentage of average equity was 1.61% and 1.50% on an annualized basis for the six months ended June 30, 2005 and 2004, respectively.

          The table below shows our total G&A expenses as compared to average total assets and average equity for the quarter ended June 30, 2005, March 31, 2005, the year ended December 31, 2004, and the four quarters in 2004.

                    G&A EXPENSES AND OPERATING EXPENSE RATIOS
      (RATIOS FOR THE QUARTERS HAVE BEEN ANNUALIZED, DOLLARS IN THOUSANDS)

                                                                     TOTAL G&A              TOTAL G&A
                                                TOTAL G&A         EXPENSES/AVERAGE       EXPENSES/AVERAGE
                                                EXPENSES        ASSETS (ANNUALIZED)    EQUITY (ANNUALIZED)
                                                ---------       -------------------    -------------------
  Quarter Ended June 30, 2005                    $6,800                0.14%                  1.64%
  Quarter Ended March 31, 2005                   $6,664                0.14%                  1.61%
  ----------------------------------------- ------------------ ----------------------- ---------------------
  Year Ended December 31, 2004                   $24,029               0.14%                  1.55%
  Quarter Ended December 31, 2004                $6,862                0.14%                  1.63%
  Quarter Ended September 30, 2004               $6,159                0.14%                  1.53%
  Quarter Ended June 30, 2004                    $5,643                0.13%                  1.39%
  Quarter Ended March 31, 2004                   $5,365                0.15%                  1.63%

         NET INCOME AND RETURN ON AVERAGE EQUITY

         Our net income was $47.0 million for the quarter ended June 30, 2005 and $63.8 million for the quarter ended June 30, 2004. Our annualized return on average equity was 11.36% for the quarter ended June 30, 2005 and 15.76% for the quarter ended June 30, 2004. Our net income was $106.3 million for the six months ended June 30, 2005 and $122.7 million for the six months ended June 30, 2004. Our return on average equity was 12.73% for the six months ended June 30, 2005 and 16.77% for the six months ended June 30, 2004. We attribute the decrease in net income and return on average equity to the interest rate spread compression for the quarter and six months. The decline in spread income was only partially offset by the increase in gains on sales of Mortgage-Backed Securities and increase in net advisory and service fees. The table below shows our net interest income, investment advisory and service fees, gain on sale of Mortgage-Backed Securities, G&A expenses, and income taxes each as a percentage of average equity, and the return on average equity for the quarter ended June 30, 2005, March 31, 2005, the year ended December 31, 2004, and the four quarters in 2004.

                     COMPONENTS OF RETURN ON AVERAGE EQUITY
                    (RATIOS FOR ALL QUARTERS ARE ANNUALIZED)

                                                     NET
                                                 INVESTMENT
                                                ADVISORY AND   GAIN ON SALE
                                                   SERVICE          OF                       INCOME
                                  NET INTEREST      FEES/     MORTGAGE-BACKED G&A EXPENSES/  TAXES/      RETURN ON
                                 INCOME/AVERAGE    AVERAGE     SECURITIES/      AVERAGE      AVERAGE     AVERAGE
                                     EQUITY        EQUITY     AVERAGE EQUITY    EQUITY       EQUITY      EQUITY
                                 -------------- ------------ ---------------- ------------- ---------   -----------
Quarter Ended June 30, 2005           9.15%         1.82%         2.76%          1.64%        0.73%      11.36%
Quarter Ended March 31, 2005         15.06%         1.13%         0.14%          1.61%        0.38%      14.34%
-------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 2004         16.92%         0.62%         0.34%          1.55%        0.29%      16.04%
Quarter Ended December 31, 2004      14.95%         1.10%         0.27%          1.63%        0.57%      14.12%
Quarter Ended September 30, 2004     17.13%         0.94%         0.34%          1.53%        0.29%      16.59%
Quarter Ended June 30, 2004          16.44%         0.31%         0.52%          1.39%        0.12%      15.76%
Quarter Ended March 31, 2004         18.05%           -           0.17%          1.63%          -        16.59%

FINANCIAL CONDITION

         INVESTMENT SECURITIES

         All of our Mortgage-Backed Securities at June 30, 2005 were adjustable-rate or fixed-rate Mortgage-Backed Securities backed by single-family mortgage loans. All of the mortgage assets underlying these Mortgage-Backed Securities were secured with a first lien position on the underlying single-family properties. All our Mortgage-Backed Securities were FHLMC, FNMA or GNMA mortgage pass-through certificates or collateralized mortgage obligations, which carry an actual or implied "AAA" rating. We mark-to-market all of our Mortgage Backed Securities to fair value.

         All of our agency debentures are callable and carry an implied "AAA" rating. We mark-to-market all of our agency debentures to fair value.

         We accrete discount balances as an increase in interest income over the life of Investment Securities purchased at a discount and we amortize premium balances as a decrease in interest income over the life of the Investment Securities purchased at a premium. At June 30, 2005 and December 31, 2004, we had in our statement of financial condition a total of $1.9 million and $1.1 million, respectively, of unamortized discount (which is the difference between the remaining principal value and current historical amortized cost of our Investment Securities acquired at a price below principal value) and a total of $403.2 million and $427.0 million, respectively, of unamortized premium (which is the difference between the remaining principal value and the current historical amortized cost of our Investment Securities acquired at a price above principal value).

         We received mortgage principal repayments of $1.7 billion for the quarter ended June 30, 2005 and $2.1 billion for the quarter ended June 30, 2004. The overall prepayment speed for the year quarter June 30, 2005 declined to 27%, as compared to 33% for the quarter ended June 30, 2004, due to a decline in refinancing activity. Given our current portfolio composition, if mortgage principal prepayment rates were to increase over the life of our Mortgage-Backed Securities, all other factors being equal, our net interest income would decrease during the life of these Mortgage-Backed Securities as we would be required to amortize our net premium balance over a shorter time period. Similarly, if mortgage principal prepayment rates were to decrease over the life of our Mortgage-Backed Securities, all other factors being equal, our net interest income would increase during the life of these Mortgage-Backed Securities, as we would amortize our net premium balance over a longer time period.

         The table below summarizes our Investment Securities at June 30, 2005, March 31, 2005, December 31, 2004, September 30, 2004, June 30, 2004, and March 31, 2004.

                              INVESTMENT SECURITIES
                             (DOLLARS IN THOUSANDS)

                                                                 AMORTIZED                     FAIR       WEIGHTED
                        PRINCIPAL                  AMORTIZED   COST/PRINCIPAL             VALUE/PRINCIPAL AVERAGE
                          AMOUNT     NET PREMIUM      COST        AMOUNT      FAIR VALUE      AMOUNT        YIELD
                       ----------    -----------  -----------  ------------- -----------  --------------- ----------

At June 30, 2005      $19,300,333      $401,356   $19,701,690      102.08%   $19,556,836       101.33%        3.78%
At March 31, 2005     $18,887,801      $416,542   $19,304,343      102.21%   $19,091,063       101.08%        3.61%
--------------------------------------------------------------------------------------------------------------------
At December 31, 2004  $19,123,902      $425,792   $19,549,694      102.23%   $19,428,895       101.59%        3.43%
At September 30, 2004 $17,893,902      $409,115   $18,303,017      102.29%   $18,211,030       101.77%        3.36%
At June 30, 2004      $16,914,635      $384,648   $17,299,283      102.27%   $17,121,795       101.22%        3.04%
At March 31, 2004     $17,662,596      $412,563   $18,075,159      102.34%   $18,079,598       102.36%        2.72%

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
                       PRINCIPAL   COUPON    INDEX       NET         NEXT       AVERAGE        YIELD        INVESTMENT
                        AMOUNT      RATE      LEVEL     MARGIN    ADJUSTMENT  LIFETIME CAP  (ANNUALIZED)    SECURITIES
                      ----------- --------- --------- ---------- ------------ ------------- ------------- -----------------

At June 30, 2005      $12,934,382     4.43%     2.61%      1.82%    24 months     10.30%         3.69%         67.02%
At March 31, 2005     $13,464,087     4.29%     2.50%      1.79%    22 months     10.06%         3.46%         71.28%
----------------------------------------------------------------------------------------------------------------------
At December 31, 2004  $13,544,872     4.23%     2.45%      1.78%    24 months     10.12%         3.24%         70.83%
At September 30, 2004 $12,645,118     4.12%     2.34%      1.78%    25 months     10.12%         3.06%         70.67%
At June 30, 2004      $11,806,171     3.95%     2.19%      1.76%    29 months     10.07%         2.73%         69.80%
At March 31, 2004     $13,059,967     3.90%     2.20%      1.70%    30 months      9.77%         2.91%         73.94%

                FIXED-RATE INVESTMENT SECURITIES CHARACTERISTICS
                             (DOLLARS IN THOUSANDS)

                                                                               PRINCIPAL
                                                                               AMOUNT AT
                                              WEIGHTED        WEIGHTED      PERIOD END AS %
                                           AVERAGE COUPON      AVERAGE         OF TOTAL
                             PRINCIPAL          RATE         ASSET YIELD      INVESTMENT
                              AMOUNT        (ANNUALIZED)    (ANNUALIZED)      SECURITIES
                            ----------     --------------   ------------    ---------------
At June 30, 2005            $6,365,952          5.22%           3.96%           32.98%
At March 31, 2005           $5,423,714          5.31%           3.99%           28.72%
------------------------- ---------------- ---------------- -------------- ------------------
At December 31, 2004        $5,579,030          5.24%           3.89%           29.17%
At September 30, 2004       $5,248,784          5.19%           4.08%           29.33%
At June 30, 2004            $5,108,464          5.15%           3.77%           30.20%
At March 31, 2004           $4,602,629          5.53%           3.41%           26.06%

         The following tables provide information on adjustable-rate investment securities by index at June 30, 2005 and December 31, 2004.

                 ADJUSTABLE-RATE INVESTMENT SECURITIES BY INDEX
                                  JUNE 30, 2005

                                                                          National                                           Monthly
                                                 Six-     12-    11th     Financial  Six-                                    Federal
                          One-    Six-   Twelve  Month    Month  District Average   Month  1-Year   2-Year   3-Year   5-Year   Cost
                          Month   Month  Month  Auction  Moving  Cost of  Mortgage   CD    Treasury Treasury Treasury Treasury of
                          Libor   Libor  Libor  Average  Average Funds    Rate      Rate   Index    Index    Index    Index    Funds
                          -----   -----  -----  -------  ------- -------  --------  -----  -------- -------- -------- ------- ------
Weighted Average Term to
  Next Adjustment           1mo.  37 mo.  32 mo.  2 mo.   1 mo.    1 mo.  20 mo.   3 mo.    21 mo.   5 mo.    19 mo.  34 mo.  1 mo.

Weighted Average Annual
  Period Cap               7.95%   1.41%  2.37%   1.00%   0.17%    0.26%   2.00%   1.00%    2.02%    2.00%    2.00%    2.00%   2.00%

Weighted Average
  Lifetime Cap at
  June 30, 2005            8.81%  10.42%  10.16%  13.03%  10.64%  12.59%  10.58%   11.76%   10.18%   11.92%   12.96%  12.58%  13.38%

Investment  Principal
  Amount as Percentage of
  Investment Securities at
  June 30, 2005            3.60%   3.55%  24.78%  0.01%   0.19%    0.44%   0.01%   0.04%    33.46%   0.01%    0.22%    0.06%  0.66%

                 ADJUSTABLE-RATE INVESTMENT SECURITIES BY INDEX
                                DECEMBER 31, 2004

                                                                          National                                           Monthly
                                                 Six-     12-    11th     Financial  Six-                                    Federal
                          One-    Six-   Twelve  Month    Month  District Average   Month  1-Year   2-Year   3-Year   5-Year   Cost
                          Month   Month  Month  Auction  Moving  Cost of  Mortgage   CD    Treasury Treasury Treasury Treasury of
                          Libor   Libor  Libor  Average  Average Funds    Rate      Rate   Index    Index    Index    Index    Funds
                          -----   -----  -----  -------  ------- -------  --------  -----  -------- -------- -------- ------- ------
Weighted Average Term to
  Next Adjustment           1mo.  27 mo.  34 mo.  2 mo.   1 mo.    0 mo.   5 mo.   3 mo.    25 mo.  10 mo.    17 mo.  31 mo.  0 mo.

Weighted Average Annual
  Period Cap               8.01%   1.07%  2.18%   1.00%   0.17%    0.82%   2.00%   1.00%    1.86%    2.00%    2.00%    2.00%   2.00%

Weighted Average
  Lifetime Cap at
  December 31, 2004        8.88%   9.86% 10.08%  13.03%  10.65%  12.13%  10.58%   11.66%   10.31%   11.92%   12.96%  12.59%  13.39%

Investment  Principal
  Value as Percentage of
  Investment Securities at
  December 31, 2004        8.67%   2.50%  22.96%  0.01%   0.22%    0.98%   0.01%   0.05%    34.31%   0.01%    0.25%    0.07%  0.79%


         BORROWINGS

         To date, our debt has consisted entirely of borrowings collateralized by a pledge of our Investment Securities. These borrowings appear on our balance sheet as repurchase agreements. At June 30, 2005, we had established uncommitted borrowing facilities in this market with 32 lenders in amounts, which we believe are in excess of our needs. All of our Investment Securities are currently accepted as collateral for these borrowings. However, we limit our borrowings, and thus our potential asset growth, in order to maintain unused borrowing capacity and thus increase the liquidity and strength of our statement of financial condition.

         For the quarter ended June 30, 2005, the term to maturity of our borrowings ranged from one day to three years, with a weighted average original term to maturity of 152 days. For the quarter ended June 30, 2004, the term to maturity of our borrowings ranged from one day to three years, with a weighted average original term to maturity of 198 days. At June 30, 2005, the weighted average cost of funds for all of our borrowings was 3.20% and the weighted average term to next rate adjustment was 81 days. At June 30, 2004, the weighted average cost of funds for all of our borrowings was 1.51% and the weighted average term to next rate adjustment was 101 days.

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

         Borrowings under our repurchase agreements increased by $2.0 million to $17.3 billion at June 30, 2005, from $15.3 billion at June 30, 2004. This increase in leverage was facilitated by the increase in our equity capital as a result of the issuance of common stock primarily through public offerings during 2004.

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

         Under our repurchase agreements, we may be required to pledge additional assets to our repurchase agreement counterparties (i.e., lenders) in the event the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral (a "margin call"), which may take the form of additional securities or cash. Specifically, margin calls result from a decline in the value of the Mortgage-Backed Securities securing our repurchase agreements, prepayments on the mortgages securing such Mortgage-Backed Securities and to changes in the estimated fair value of such Mortgage-Backed Securities generally due to principal reduction of such Mortgage-Backed Securities from scheduled amortization and resulting from changes in market interest rates and other market factors. Through June 30, 2005, we did not have any margin calls on our repurchase agreements that we were not able to satisfy with either cash or additional pledged collateral. However, should prepayment speeds on the mortgages underlying our Mortgage-Backed Securities and/or market interest rates suddenly increase, margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.

         The following table summarizes the effect on our liquidity and cash flows from contractual obligations at June 30, 2005.

                                                      (DOLLARS IN THOUSANDS)
                                                    --------------------------
                                      WITHIN ONE      ONE TO      THREE TO      MORE THAN
                                         YEAR       THREE YEARS   FIVE YEARS    FIVE YEARS       TOTAL
                                    --------------- ------------ ------------- ------------- --------------
Repurchase agreements                  $15,501,594   $1,750,000       -             -          $17,251,594
Long-term operating lease
obligations                                    535        1,063           798       -                2,396
Employment contracts                        11,619       -            -             -               11,619
                                    --------------- ------------ ------------- ------------- --------------
Total                                  $15,513,718   $1,751,063          $798       -          $17,265,609
                                    =============== ============ ============= ============= ==============

         STOCKHOLDERS' EQUITY

         During the quarter ended June 30, 2005, the Company declared dividends to common shareholders totaling $44.1 million or $0.36 per share, which were paid on July 28, 2005. During the quarter ended June 30, 2005, the Company declared dividends to preferred shareholders totaling $3.6 million or $0.492188 per share, which were paid on June 30, 2005. During the quarter ended June 30, 2005, 10,628 options were exercised under the long-term compensation plan for an aggregate exercise price of $154,000. In addition, the Company sold 7,902 common shares through the dividend reinvestment and direct purchase program for $149,000 during the quarter ended June 30, 2005. During the quarter ended June 30, 2005, the Company raised $23.1 million in the Equity Shelf Program by issuing 1,258,603 common shares. During the quarter ending June 30, 2004, the Company declared dividends to shareholders totaling $57.7 million or $0.48 per share, which was paid on July 28, 2004. During the quarter ended June 30, 2004, the Company declared dividends to preferred shareholders totaling $2.0 million or $0.47 per share, which were paid on June 30, 2004. During the quarter ended June 30, 2004, no shares were issued through the Equity Shelf Program. During the quarter ended June 30, 2004, 11,750 options were exercised under the long-term compensation plan for an aggregate exercise price of $203,000. In addition, the Company sold 69,006 common shares through the dividend reinvestment and direct purchase program for $1.2 million during the quarter ended June 30, 2004. During the quarter ended June 30, 2004, 2,201,080 common shares were issued under the terms of the FIDAC merger agreement.

         During the six months ended June 30, 2005, 1,258,603 shares of the Company's common stock were issued through the Equity Shelf Program for net proceeds of $23.1 million. During the six months ended June 30, 2005, 16,128 options were exercised under the long-term compensation plan for an aggregate exercise price of $253,000. Also, 17,100 common shares were sold through the dividend reinvestment and direct purchase program for $327,000. On January 21, 2004 the Company entered into an underwriting agreement pursuant to which the Company raised net proceeds of approximately $363.6 million in equity in an offering of 20,700,000 shares of common stock. On March 31, 2004, the Company raised approximately $102.9 million in net proceeds through an offering of 4,250,000 shares of 7.875% Series A Cumulative Redeemable Preferred Stock, which settled on April 5, 2004. During the six months ended June 30, 2004, 1,027,400 shares of the Company's common stock were issued through the Equity Shelf Program for net proceeds of $20.1 million. During the six months ended June 30, 2004, 40,250 options were exercised under the long-term compensation plan for an aggregate exercise price of $662,000. In addition, the Company sold 105,942 common shares through the dividend reinvestment and direct purchase program for $1.9 million for the six months ended June 30, 2004.

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

                          UNREALIZED GAINS AND LOSSES
                             (dollars in thousands)

                                 AT             AT              AT             AT            AT          AT
                              JUNE 30,       MARCH 31,     DECEMBER 31,   SEPTEMBER 30    JUNE 30     MARCH 31,
                                2005           2005            2004           2004          2004        2004
                            -------------- -------------- --------------- -------------- ----------- ------------
Unrealized Gain                  $ 7,956        $23,683         $23,021        $24,788    $ 27,603      $53,912
Unrealized Loss                 (152,809)      (236,963)       (143,821)      (116,775)   (205,092)     (49,412)
                            -------------- -------------- --------------- -------------- ----------- ------------
Net Unrealized Gain (Loss)     ($144,853)     ($213,280)      ($120,800)       (91,987)  ($177,489)      $4,500
                            ============== ============== =============== ============== =========== ============

Net Unrealized Gain (Loss)
  as % of Investment
  Securities' Principal           (0.75%)        (1.13%)         (0.63%)        (0.51%)     (1.05%)        0.03%
  Amount
Net Unrealized Gain (Loss)
  as % of Investment
  Securities' Amortized
  Cost                            (0.74%)        (1.11%)         (0.62%)        (0.50%)     (1.03%)        0.03%

        Mortgage-Backed Securities with a carrying value of $6.7 billion were in a continuous unrealized loss position over 12 months at June 30, 2005 in the amount of $87.3 million. Mortgage-Backed Securities with a carrying value of $10.0 billion were in a continuous unrealized loss position for less than 12 months at June 30, 2005 in the amount of $61.6 million. Mortgage-Backed Securities with a carrying value of $2.2 billion were in a continuous unrealized loss position over 12 months at December 31, 2004 in the amount of $34.1 million. Mortgage-Backed Securities with a carrying value of $13.1 billion were in a continuous unrealized loss position for less than 12 months at December 31, 2004 in the amount of $105.3 million. The decline in value of these securities is solely due to increases in interest rates. All of the Mortgage-Backed Securities are "AAA" rated or carry an implied "AAA" rating. These investments are not considered other-than-temporarily impaired since the Company has the ability and intent to hold the investments for a period of time, to maturity, if necessary, sufficient for a forecasted market price recovery up to or beyond the cost of the investments. Also, the Company is guaranteed payment on the par value of the securities.

        Agency debentures with a carrying value of $391.1 million have been in a continuous unrealized loss position over 12 months at June 30, 2005 in the amount of $3.9 million. Agency debentures with a carrying value of $390.5 million were in a continuous unrealized loss position for less than 12 months at December 31, 2004 in the amount of $4.5 million.

         As discussed above, because we use "available-for-sale" treatment for our Investment Securities, we carry these assets on our balance sheet at estimated market value rather than historical amortized cost. Based upon this "available-for-sale" treatment, our common equity base at June 30, 2005 was $1.7 billion, or a book value of $12.43 per common share. If we had used historical amortized cost accounting, our common equity base at June 30, 2005 would have been $1.7 billion, or $13.61 per common share. Our equity base at December 31, 2004 was $1.7 billion, or $12.56 per share. If we had used historical amortized cost accounting, our equity base at December 31, 2004 would have been $1.8 billion, or $13.56 per share.

         The table below shows our equity capital base as reported and on a historical amortized cost basis at June 30, 2005, March 31, 2005, December 31, 2004, September 30, 2004, June 30, 2004 and March 31,2004. Issuances of common stock, the level of earnings as compared to dividends declared, and other factors influence our historical cost equity capital base. The reported equity capital base is influenced by these factors plus changes in the "Unrealized Net Gains (Losses) on Assets Available for Sale" account.

                              STOCKHOLDERS' EQUITY

                                                           NET UNREALIZED
                          7.875% SERIES                    GAINS (LOSSES)      REPORTED                      REPORTED COMMON
                          A CUMULATIVE      HISTORICAL        ON ASSETS      COMMON STOCK     HISTORICAL      STOCK EQUITY
                           REDEEMABLE      COMMON STOCK     AVAILABLE FOR    EQUITY BASE     COMMON STOCK   (BOOK VALUE) PER
                         PREFERRED STOCK   EQUITY BASE          SALE         (BOOK VALUE)  EQUITY PER SHARE       SHARE
                         ---------------   ------------    ---------------   ------------- ----------------- ----------------
                                                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
At June 30, 2005            $177,088        $1,668,253        (144,853)       $1,523,400        $13.61           $12.43
At March 31, 2005           $177,077        $1,645,579       ($213,280)       $1,432,299        $13.57           $11.81
------------------------------------------------------------------------------------------------------------------------------
At December 31, 2004        $177,077        $1,821,270       ($120,800)       $1,700,470        $13.56           $12.56
At September 30, 2004       $102,708        $1,648,869        ($91,987)       $1,556,882        $13.60           $12.84
At June 30, 2004            $102,708        $1,627,292       ($177,489)       $1,449,803        $13.54           $12.07
At March 31, 2004           $102,870        $1,581,218         $4,500         $1,585,718        $13.42           $13.45

         LEVERAGE

         Our debt-to-reported equity ratio at June 30, 2005 and June 30, 2004 was 10.1.1 and 9.9:1 respectively. We generally expect to maintain a ratio of debt-to-equity of between 8:1 and 12:1, although the ratio may vary from this range from time to time based upon various factors, including our management's opinion of the level of risk of our assets and liabilities, our liquidity position, our level of unused borrowing capacity and over-collateralization levels required by lenders when we pledge assets to secure borrowings.

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

         CAPITAL RESOURCES

         At June 30, 2005, we had no material commitments for capital expenditures.

         OTHER MATTERS

         We calculate that our qualified REIT assets, as defined in the Code, were 100% of our total assets at June 30, 2005 and June 30, 2004, as compared to the Code requirement that at least 75% of our total assets be qualified REIT assets. We also calculate that 98% and 94% of our revenue qualifies for the 75% source of income test, and 100% of our revenue qualifies for the 95% source of income test, under the REIT rules for the quarters ended June 30, 2005 and June 30, 2004 respectively. We also met all REIT requirements regarding the ownership of our common stock and the distribution of our net income. Therefore, as of June 30, 2005 and June 30, 2004, we believe that we qualified as a REIT under the Code.

         We at all times intend to conduct our business so as not to become regulated as an investment company under the Investment Company Act. If we were to become regulated as an investment company, then our use of leverage would be substantially reduced. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" (qualifying interests). Under current interpretation of the staff of the SEC, in order to qualify for this exemption, we must maintain at least 55% of our assets directly in qualifying interests. In addition, unless certain mortgage securitites represent all the certificates issued with respect to an underlying pool of mortgages, the Mortgage-Backed Securities may be treated as securities separate from the underlying mortgage loans and, thus, may not be considered qualifying interests for purposes of the 55% requirement. We calculate that as of June 30, 2005 and December 31, 2004 we were in compliance with this requirement.

ITEM 3.  QUANTITATIVE AND QUALITIATIVE DISCLOSURES ABOUT MARKET RISK

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

         Our profitability and the value of our portfolio may be adversely affected during any period as a result of changing interest rates. The following table quantifies the potential changes in net interest income and portfolio value should interest rates go up or down 25, 50, and 100 basis points, assuming the yield curves of the rate shocks will be parallel to each other and the current yield curve. All changes in income and value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at June 30, 2005 and various estimates regarding prepayment and all activities are made at each level of rate shock. Actual results could differ significantly from these estimates.

                                          Projected Percentage Change in      Projected Percentage Change in
        Change in Interest Rate                 Net Interest Income                  Portfolio Value
---------------------------------------- ---------------------------------- -----------------------------------
-100 Basis Points                                    (12.90%)                             0.95%
-75 Basis Points                                      (9.27%)                             0.73%
-50 Basis Points                                      (5.80%)                             0.50%
-25 Basis Points                                      (2.68%)                             0.25%
Base Interest Rate                                       -                                  -
+25 Basis Points                                       2.31%                             (0.27%)
+50 Basis Points                                       4.29%                             (0.54%)
+75 Basis Points                                       5.99%                             (0.83%)
+100 Basis Points                                      7.46%                             (1.13%)

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

         The following table sets forth the estimated maturity or repricing of our interest-earning assets and interest-bearing liabilities at June 30, 2005. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except adjustable-rate loans, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature. The interest rate sensitivity of our assets and liabilities in the table could vary substantially if based on actual prepayment experience.


                                     Within 3 Months                      More than 1      3 Years and
                                     Within 3 Months    4-12 Months     Year to 3 Years       Over            Total
                                     ---------------- ----------------- ---------------- ---------------- --------------
                                                                   (dollars in thousands)
Rate Sensitive Assets:
  Investment Securities                  $ 1,486,256        $2,254,130       $6,136,249       $9,423,698    $19,300,333

Rate Sensitive Liabilities:
  Repurchase Agreements                   15,501,594         -                1,750,000         -            17,251,594
                                     ---------------- ----------------- ---------------- ---------------- --------------

Interest rate sensitivity gap           ($14,015,338)       $2,254,130       $4,386,249       $9,423,698     $2,048,739
                                     ================ ================= ================ ================ ==============

Cumulative rate sensitivity gap         ($14,015,338)     ($11,761,208)     ($7,374,959)      $2,048,739

Cumulative interest rate
sensitivity gap as a percentage of
total rate-sensitive assets               (73%)            (61%)             (38%)             11%

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

         During the six months ended June 30, 2005, no change occurred in our internal control over financial reporting that materially effected, or is likely to materially effect, our internal control over financial reporting.

        PART II.      OTHER INFORMATION

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The annual meeting of stockholders of Annaly Mortgage Management, Inc. was held on May 26, 2005.

(b)      All Class III director nominees were elected.

     Director                  Votes Received              Votes Withheld
-----------------------   ------------------------    ------------------------
Michael A.J. Farrell             111,791,450                  1,566,812

Jonathan D. Green                111,985,680                  1,372,582

John A. Lambiase                 111,894,841                  1,463,421


         The continuing directors of the Company are Kevin P. Brady, Donnell A. Segalas, E. Wayne Nordberg and Wellington Denahan-Norris.

(c) In addition to the election of the Class III directors, the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for 2005 was approved and the Company's Executive Performance Plan was approved.

(d)      The Company's Executive Performance Plan was approved.

Proposals and Vote Tabulations

                                                           Votes Cast
                                               -----------------------------------
                                                     For             Against            Abstain
                                               ---------------- ------------------ -------------------
Approval of appointment of independent
registered public accounting firm for 2005         111,894,786            978,229             485,247

Approval of Executive Performance Plan             102,926,042          8,949,294           1,482,926


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

Dated:     August 5, 2005                  By:/s/  MICHAEL A.J. FARRELL
                                              -------------------------
                                              Michael A.J. Farrell
                                              (Chairman of the Board, Chief
                                              Executive Officer, President and
                                              authorized officer of registrant)

Dated:    August 5, 2005                   By:/s/  KATHRYN F. FAGAN
                                              -------------------------
                                              Kathryn F. Fagan
                                              (Chief Financial Officer and
                                              Treasurer and principal
                                              financial and chief accounting
                                              officer)