Form 10-Q
period 2005-09-30
ANNALY MORTGAGE MANAGEMENT INC
filed 2005-11-07
CIK 1043219

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2005

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

                               Yes  |X|    No  |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date:

          Class                             Outstanding at November 5, 2005
Common Stock, $.01 par value                         123,684,931

                        ANNALY MORTGAGE MANAGEMENT, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS


Part I.     FINANCIAL INFORMATION
        Item 1. Financial Statements:

        Consolidated Statements of Financial Condition-September 30, 2005 (Unaudited) and December 31, 2004             1

        Consolidated Statements of Operations and Comprehensive Income (Loss)
        (Unaudited) for the quarters and nine months ended September 30, 2005
        and September 30, 2004                                                                                          2

        Consolidated Statement of Stockholders' Equity (Unaudited) for the nine months ended September 30, 2005         3

        Consolidated Statements of Cash Flows (Unaudited) for the quarters and nine months ended September              4
        30,  2005 and September 30, 2004

        Notes to Consolidated Financial Statements (Unaudited)                                                       5-14

        Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations               15-30

        Item 3. Quantitative and Qualitative Disclosures about Market Risk                                          31-32

        Item 4. Controls and Procedures                                                                                32

Part II.    OTHER INFORMATION

        Item 6. Exhibits and Reports on Form 8-K                                                                       33

        SIGNATURES                                                                                                     34

        CERTIFICATIONS                                                                                              35-38


            PART I.
            ITEM 1.      FINANCIAL STATEMENTS


                                                  ANNALY MORTGAGE MANAGEMENT, INC.
                                           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                           (dollars in thousands, except for share data)


                                                                      September 30, 2005        DECEMBER 31,
                                                                          (UNAUDITED)               2004
                                                                     --------------------- ----------------------

                              ASSETS
Cash and cash equivalents                                                    $      1,684           $      5,853
Mortgage-Backed Securities, at fair value                                      18,697,385             19,038,386
Agency debentures, at fair value                                                  258,616                390,509
Receivable for Mortgage-Backed Securities sold                                        788                  1,025
Accrued interest receivable                                                        83,806                 81,557
Receivable for advisory and service fees                                            4,579                  2,359
Intangible for customer relationships                                              15,367                 15,613
Goodwill                                                                           23,122                 23,122
Other assets                                                                        1,218                  1,875
                                                                     --------------------- ----------------------

     Total assets                                                            $ 19,086,565           $ 19,560,299
                                                                     ===================== ======================

               LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Repurchase agreements                                                      $ 17,038,226           $ 16,707,879
  Payable for Mortgage-Backed Securities purchased                                429,502              1,044,683
  Accrued interest payable                                                         34,171                 35,721
  Dividends payable                                                                16,079                 60,632
  Other liabilities                                                                   625                  2,819
  Accounts payable                                                                  8,602                  8,095
                                                                     --------------------- ----------------------
     Total liabilities                                                         17,527,205             17,859,829
                                                                     --------------------- ----------------------

Stockholders' Equity:
7.875% Series A Cumulative Redeemable Preferred Stock: 8,000,000
  authorized, 7,412,500 shares issued and outstanding,                            177,088                177,077
  respectively
 Common stock: par value $.01 per share; 500,000,000 authorized,
   123,684,931, and 121,263,000 shares issued and outstanding,                      1,237                  1,213
respectively
Additional paid-in capital                                                      1,679,452              1,638,635
Accumulated other comprehensive loss                                            (304,555)              (120,800)
Retained earnings                                                                   6,138                  4,345

                                                                     --------------------- ----------------------
Total stockholders' equity                                                      1,559,360              1,700,470
                                                                     --------------------- ----------------------

Total liabilities and stockholders' equity                                   $ 19,086,565           $ 19,560,299
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


                                                            For the          For the       For the Nine    For the Nine
                                                         Quarter Ended     Quarter Ended   Months Ended    Months Ended
                                                         September 30,     September 30,   September 30,   September 30,
                                                              2005             2004             2005            2004
                                                        ----------------- --------------- ---------------- --------------
Interest income                                                 $177,474        $138,970         $525,358       $375,545

Interest expense                                                 155,043          70,173          402,794        176,124
                                                        ----------------- --------------- ---------------- --------------

Net interest income                                               22,431          68,797          122,564        199,421
                                                        ----------------- --------------- ---------------- --------------

Other income:
  Investment advisory and service fees                            10,945           4,811           26,923          6,369
  Gain on sale of Mortgage-Backed Securities                          32           1,350           12,047          4,071
                                                        ----------------- --------------- ---------------- --------------

     Total other income                                           10,977           6,161           38,970         10,440
                                                        ----------------- --------------- ---------------- --------------

Expenses:
  Distribution fees                                                2,414           1,024            6,151          1,322
  General and administrative expenses                              6,455           6,159           19,919         17,167
                                                        ----------------- --------------- ---------------- --------------

     Total expenses                                                8,869           7,183           26,070         18,489
                                                        ----------------- --------------- ---------------- --------------

Income before income taxes                                        24,539          67,775          135,464        191,372

Income taxes                                                       3,353           1,155            7,952          2,074
                                                        ----------------- --------------- ---------------- --------------

Net income                                                        21,186          66,620          127,512        189,298

Dividends on preferred stock                                       3,648           2,082           10,945          4,080
                                                        ----------------- --------------- ---------------- --------------

Net income available to common shareholders                      $17,538         $64,538         $116,567       $185,218
                                                        ================= =============== ================ ==============

Net income per common share
Basic                                                              $0.14           $0.53            $0.95          $1.58
                                                        ================= =============== ================ ==============

Diluted                                                            $0.14           $0.53            $0.95          $1.58
                                                        ================= =============== ================ ==============

Weighted average number of common shares outstanding
Basic                                                        123,169,910     120,802,814      122,067,300    117,208,336
                                                        ================= =============== ================ ==============

Diluted                                                      123,330,645     120,994,191      122,265,351    117,439,248
                                                        ================= =============== ================ ==============

Net income                                                       $21,186         $66,620         $127,512       $189,298
                                                        ----------------- --------------- ---------------- --------------

Comprehensive income (loss)
Unrealized gain (loss) on available-for sale
securities                                                     (159,670)          86,852        (171,709)       (40,655)
Less: reclassification adjustment for net gains
included in                                                         (32)         (1,350)         (12,047)        (4,071)
  net income
                                                        ----------------- --------------- ---------------- --------------

Other comprehensive income (loss)                              (159,702)          85,502        (183,756)       (44,726)
                                                        ----------------- --------------- ---------------- --------------

Comprehensive income (loss)                                   ($138,516)        $152,122        ($56,244)       $144,572
                                                        ================= =============== ================ ==============


See notes to financial statements.

            PART I
            ITEM 1.     FINANCIAL STATEMENTS


                                                         ANNALY MORTGAGE MANAGEMENT, INC.
                                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005
                                                   (dollars in thousands, except per share data)
                                                                   (UNAUDITED)

                                                                                                     Accumulated
                                                                   Common  Additional                  Other
                                                         Preferred  Stock    Paid-In  Comprehensive Comprehensive Retained   Total
                                                           Stock  Par Value  Capital  Income (Loss) Income (Loss) Earnings
                                                         -------- --------- --------- ------------- ------------- ------- ----------
BALANCE, JANUARY 1, 2005                                 $177,077   $1,213 $1,638,635                  ($120,800) $4,345 $1,700,470
  Net income                                                                               $59,333                59,333
  Other comprehensive income (loss) unrealized net loss
   on securities,
      net of reclassification adjustment                                                   (92,480)      (92,480)
                                                                                      -------------
  Comprehensive loss                                                                      ($33,147)                         (33,147)
                                                                                      =============
  Exercise of stock options                                                        99                                            99
  Proceeds from direct purchase and dividend reinvestment                         177                                           177
  Preferred dividend declared for the quarter ended March
   31, 2005, $0.492188  per share                                                                                 (3,648)    (3,648)
  Common dividend declared for the quarter ended March
   31, 2005, $0.45  per share                                                                                    (54,575)   (54,575)
                                                         -------- -------- -----------             -------------- ------- ----------
BALANCE, MARCH  31, 2005                                 $177,077   $1,213 $1,638,911                  ($213,280) $5,455 $1,609,376
  Net income                                                                               $46,993                46,993
  Other comprehensive income (loss) unrealized net gain
   on securities, net of
     reclassification adjustment                                                            68,427        68,427
                                                                                      -------------
  Comprehensive income                                                                    $115,420                          115,420
                                                                                      =============
  Reduction in estimated legal cost of preferred
   offering                                                    11                                                                11
  Exercise of stock options                                                       154                                           154
  Proceeds from direct purchase and dividend reinvestment                         149                                           149
  Proceeds from equity shelf offering                                   13     23,133                                        23,146
  Preferred dividend declared for the quarter ended June
   30, 2005, $0.492188  per share                                                                                 (3,648)    (3,648)
  Common dividend declared for the quarter ended June 30,
   2005, $0.36  per share                                                                                        (44,120)   (44,120)
                                                         -------- -------- -----------             -------------- ------- ----------
BALANCE, JUNE 30, 2005                                   $177,088   $1,226 $1,662,347                  ($144,853) $4,680 $1,700,488
  Net income                                                                               $21,186                21,186
  Other comprehensive income (loss) unrealized net gain
   on securities, net of
     reclassification adjustment                                                          (159,702)     (159,702)
                                                                                      -------------
  Comprehensive income                                                                   ($138,516)                        (138,516)
                                                                                      =============
  Proceeds from direct purchase and dividend reinvestment                         114                                           114
  Proceeds from equity shelf offering                                   11     16,991                                        17,002
  Preferred dividend declared for the quarter ended
   September 30, 2005, $0.492188  per
     share                                                                                                        (3,648)    (3,648)
  Common dividend declared for the quarter ended
   September  30, 2005, $0.13 per share                                                                          (16,080)   (16,080)
                                                         -------- -------- -----------             -------------- ------- ----------
BALANCE, SEPTEMBER 30, 2005                              $177,088   $1,237 $1,679,452                  ($304,555) $6,138 $1,559,360
                                                         ======== ======== ===========             ============== ======= ==========


See notes to financial statements.

PART I
ITEM 1.     FINANCIAL STATEMENTS

                        ANNALY MORTGAGE MANAGEMENT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (UNAUDITED)


                                                       For the Quarter   For the Quarter     For the Nine      For the Nine
                                                            Ended             Ended          Months Ended      Months Ended
                                                        September 30,      September 30,    September 30,      September 30,
                                                             2005              2004              2005              2004
                                                       ----------------- ----------------- ----------------- ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                              $      21,186     $      66,620     $     127,512     $     189,298
   Adjustments to reconcile net income to net cash
     provided by operating activities:
      Amortization of Mortgage- Backed Securities
       premiums and discounts, net                              43,722            39,692           122,452           137,334
      Amortization of intangibles                                  194                56               366                74
      Gain on sale of Mortgage-Backed Securities                   (32)           (1,350)          (12,047)           (4,071)
      Stock option expense                                        --                --                  56               307
      Market value adjustment on long-term repurchase
         agreement                                                (616)              631            (2,194)              108
  Decrease (increase) in accrued interest
       receivable, net of purchased interest                     4,032             1,680            (2,924)          (19,366)
   Decrease (increase) in other assets                             147               309               538              (878)
   Increase in advisory and service fees receivable               (245)                7            (2,220)              (74)
   Increase (decrease) in accrued interest payable               4,517             4,524            (1,550)            9,493
   Increase in accounts payable                                  2,069             2,459               506             2,812
                                                         -------------     -------------     -------------     -------------
         Net cash provided by operating activities              74,974           114,628           230,495           315,037
                                                         -------------     -------------     -------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of Mortgage-Backed Securities                  (2,035,744)       (2,365,948)       (6,857,934)      (10,898,374)
    Purchase of agency debentures                                 --                --                --            (250,000)
    Proceeds from sale of Mortgage-Backed Securities            21,632           130,671           978,346           414,768
    Proceeds from called agency debentures                     130,000           345,000           130,000           595,000
    Principal payments on Mortgage-Backed Securities         2,051,163         1,582,969         5,314,052         4,921,041
    Cash from FIDAC transaction                                                     --                                 2,526
                                                         -------------     -------------     -------------     -------------
         Net cash provided by (used in)
           investing activities                                167,051          (307,308)         (435,536)       (5,215,039)
                                                         -------------     -------------     -------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from repurchase agreements                   65,581,331        38,197,654       185,698,813       104,975,795
  Principal payments on repurchase agreements              (65,794,700)      (37,960,601)     (185,368,466)     (100,409,722)
  Proceeds from exercise of stock options                         --                --                 196               355
  Proceeds from direct purchase and dividend
       reinvestment                                                114               175               441             2,118
  Net proceeds from common stock follow-on offerings              --                --                --             363,592
  Net proceeds from preferred offering                            --                --                --             102,708
  Net proceeds from equity shelf program                        17,002            17,479            40,148            37,530
  Proceeds from actual cost and estimated on preferred              11                                  11
  Dividends paid                                               (47,768)          (59,754)         (170,271)         (165,849)
                                                         -------------     -------------     -------------     -------------
         Net cash (used in) provided by
           activities financi                                 (244,010)          194,953           200,872         4,906,527

Net increase (decrease) in cash and cash equivalents            (1,985)            2,273            (4,169)            6,525
Cash and cash equivalents, beginning of period                   3,669             4,499             5,853               247
                                                         -------------     -------------     -------------     -------------
Cash and cash equivalents, end of period                 $       1,684     $       6,772     $       1,684     $       6,772
                                                         =============     =============     =============     =============
Supplemental disclosure of cash flow information:
  Interest paid                                          $     150,526     $      65,649     $     404,344     $     166,631
                                                         =============     =============     =============     =============
  Income taxes                                           $       2,842     $       1,000     $       7,775     $       1,430
                                                         =============     =============     =============     =============
Noncash financing activities:
  Net change in unrealized loss on available-for-sale,
     securities net of reclassification adjustment       ($    159,702)    $      85,502     ($    183,756)    ($     44,726)
                                                         =============     =============     =============     =============
  Dividends declared, not yet paid                       $      16,079     $      60,618     $      16,079     $      60,618
                                                         =============     =============     =============     =============

See notes to financial statements.


                        ANNALY MORTGAGE MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)
--------------------------------------------------------------------------------
1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

     Annaly Mortgage Management, Inc. (the "Company") was incorporated in Maryland on November 25, 1996. The Company commenced its operations of purchasing and managing an investment portfolio of mortgage-backed securities on February 18, 1997, upon receipt of the net proceeds from the private placement of equity capital. An initial public offering was completed on October 14, 1997. The Company acquired Fixed Income Discount Advisory Company ("FIDAC") on June 4, 2004 (See Note 2). FIDAC is a registered investment advisor and is a taxable Real Estate Investment Trust ("REIT") subsidiary of the Company.

     A summary of the Company's significant accounting policies follows:

     Basis of Presentation - The accompanying unaudited consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP"). The interim financial statements are unaudited; however, in the opinion of the Company's management, all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the financial positions, results of operations, and cash flows have been included. These unaudited financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. The nature of the Company's business is such that the results of any interim period are not necessarily indicative of results for a full year.

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

     Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been lower than carrying value, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Unrealized losses on Investment Securities that are considered other than temporary, as measured by the amount of decline in fair value attributable to factors other than temporary, are recognized in income and the cost basis of the Investment Securities is adjusted. There were no such adjustments for the three or nine months ended September 30, 2005 or 2004.

     SFAS No. 107, Disclosure About Fair Value of Financial Instruments, requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. The fair value of Mortgage-Backed Securities and agency debentures available-for-sale and futures contracts is equal to their carrying value presented in the balance sheet. The fair value of cash and cash equivalents, accrued interest receivable, receivable for mortgage-backed securities sold, receivable for advisory fees, repurchase agreements, and payable for mortgage-backed securities purchased, dividends payable, accounts payable, and accrued interest payable, generally approximates cost as of September 30, 2005 and December 31, 2004, due to the short term nature of these financial instruments.

     Interest income is accrued based on the outstanding principal amount of the Investment Securities and their contractual terms. Premiums and discounts associated with the purchase of the Investment Securities are amortized into interest income over the projected lives of the securities using the interest method. The Company's policy for estimating prepayment speeds for calculating the effective yield is to evaluate historical performance, consensus prepayment speeds, and current market conditions.

     Investment Securities transactions are recorded on the trade date. Purchases of newly issued securities are recorded when all significant uncertainties regarding the characteristics of the securities are removed, generally shortly before settlement date. Realized gain and losses on sale of Investment Securities are determined on the specific identification basis.

     Credit Risk - The Company has limited its exposure to credit losses on its portfolio of Investment Securities by only purchasing securities issued by FHLMC, FNMA, Government National Mortgage Association ("GNMA"), or FHLB. The payment of principal and interest on the FHLMC and FNMA Mortgage-Backed Securities are guaranteed by those respective agencies, and the payment of principal and interest on the GNMA Mortgage-Backed Securities are backed by the full faith and credit of the U.S. government. All of the Company's Investment Securities have an actual or implied "AAA" rating.

     Repurchase Agreements - The Company finances the acquisition of its Investment Securities through the use of repurchase agreements. Repurchase agreements are treated as collateralized financing transactions and are carried at their contractual amounts, including accrued interest, as specified in the respective agreements.

     Income Taxes - The Company has elected to be taxed as a REIT and intends to comply with the provisions of the Internal Revenue Code of 1986, as amended (the "Code"), with respect thereto. Accordingly, the Company will not be subjected to federal income tax to the extent of its distributions to shareholders and as long as certain asset, income and stock ownership tests are met. The Company and FIDAC have made a joint election to treat FIDAC as a taxable REIT subsidiary. As such, FIDAC is taxable as a domestic C corporation and subject to federal and state and local income taxes based upon its taxable income.

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

2.   FIXED INCOME DISCOUNT ADVISORY COMPANY

     On December 31, 2003, the Company entered into a merger agreement with FIDAC. At the annual meeting of the Company's shareholders held on May 27, 2004, shareholders voted to approve the merger. The merger closed before the opening of business on June 4, 2004. The merger was accounted for using the purchase method of accounting in accordance with SFAS No. 141. Accordingly, the consolidated balance sheets as of September 30, 2005 and December 31, 2004 include the effects of the merger and the Company's application of the purchase method of accounting. Additionally, the consolidated statements of operations and of cash flows for the nine months ended September 30, 2004 include the results of the Company and FIDAC for the period from June 4, 2004 to September 30, 2004. The consolidated statements of operation and of cash flows for the quarter ended September 30, 2004 include a full quarter of results of operations of the Company and FIDAC.

     Upon completion of the merger and pursuant to the merger agreement, FDC Merger Sub, Inc. ("Merger Sub"), the Company's wholly-owned subsidiary created solely for the purpose of effectuating the merger, merged with and into FIDAC. As a result of the merger, Merger Sub ceased to exist, and FIDAC is the surviving corporation and operates as the Company's wholly-owned taxable REIT subsidiary. At the time of the merger, each FIDAC shareholder received approximately 2,935 shares of the Company's common stock for each share of FIDAC stock the shareholder owned and has the right to receive additional shares of the Company's common stock in the future, based on FIDAC achieving specific performance goals. FIDAC's shareholders may also receive additional shares of our common stock as an earn-out in 2005 and 2006 worth up to $49,500,000 if FIDAC meets specific performance goals under the merger agreement. We cannot calculate how many shares we will issue under the earn-out provisions since that will vary depending upon whether and the extent to which FIDAC achieves specific performance goals. Even if FIDAC achieves specific performance goals for a fiscal year, the number of additional shares to be issued to the FIDAC shareholders will vary depending on our average share price for the first 20 trading days of the following fiscal year.

     The value of the shares of the Company's common stock issued to the FIDAC shareholders immediately upon the consummation of the acquisition was fixed at $40,500,000 based upon the closing price of the Company's common stock on December 31, 2003, and was paid on June 4, 2004 by delivering 2,201,080 shares of the Company's common stock.

     The total amount of goodwill represents the purchase price in excess of the fair value of the net assets acquired. Under SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill is not amortized, but tested at least annually for impairment. Certain customer relationships are deemed by the Company to have an indefinite life based on a lack of attrition history and management's expectation of continued service to FIDAC clients and, accordingly, are not being amortized. Instead, they are required to be tested at least annually for impairment. FIDAC trademark and non-compete agreements are considered intangible assets subject to amortization over their estimated life of three years and one year, respectively. For the quarter ended September 30, 2005, amortization expense related to these intangibles was $194,000 A deferred tax liability of $37,000 arising from the temporary difference between the book and tax basis relating to these amortizable intangible is included in "Other liabilities" in the Statements of Financial Condition as of September 30, 2005 and December 31, 2004, respectively.

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
                                                               ============================


3.   MORTGAGE-BACKED SECURITIES

     The following table pertains to the Company's Mortgage-Backed Securities classified as available-for-sale as of September 30, 2005 and December 31, 2004, which are carried at their fair value:


                                                                                      Government             Total
                                         Federal Home Loan     Federal National    National Mortgage    Mortgage-Backed
                                        Mortgage Corporation Mortgage Association     Association         Securities
September 30, 2005                      ------------------- --------------------- -------------------- ------------------
                                                                     (dollars in thousands)

Mortgage-Backed Securities, gross               $6,263,055           $11,964,950             $391,567        $18,619,572
Unamortized discount                               (1,102)               (1,167)                 (67)            (2,336)
Unamortized premium                                121,479               251,011                5,831            378,321
                                        ------------------- --------------------- -------------------- ------------------

Amortized cost                                   6,383,432            12,214,794              397,331         18,995,557

Gross unrealized gains                               3,523                 2,583                    2              6,108
Gross unrealized losses                           (93,012)             (207,431)              (3,837)          (304,280)
                                        ------------------- --------------------- -------------------- ------------------

Estimated fair value                            $6,293,943           $12,009,946             $393,496        $18,697,385
                                        =================== ===================== ==================== ==================

                                                               Gross Unrealized      Gross Unrealized     Estimated Fair
                                           Amortized Cost           Gain                  Loss                 Value
                                        ------------------- --------------------- -------------------- ------------------
                                                                     (dollars in thousands)
Adjustable rate                                $12,683,449                $5,947           ($190,162)        $12,499,234

Fixed rate                                       6,312,108                   161            (114,118)          6,198,151

                                        ------------------- --------------------- -------------------- ------------------
Total                                          $18,995,557                $6,108           ($304,280)        $18,697,385
                                        =================== ===================== ==================== ==================

                                                                                      Government             Total
                                         Federal Home Loan     Federal National    National Mortgage    Mortgage-Backed
                                        Mortgage Corporation Mortgage Association     Association         Securities
December 31, 2004                       ------------------- --------------------- --------------------- -----------------
                                                                     (dollars in thousands)
Mortgage-Backed Securities, gross               $6,063,131           $12,061,462              $604,310       $18,728,903
Unamortized discount                                 (171)                 (843)                 (109)           (1,123)
Unamortized premium                                130,211               288,217                 8,528           426,956
                                        ------------------- --------------------- --------------------- -----------------

Amortized cost                                   6,193,171            12,348,836               612,729        19,154,736

Gross unrealized gains                              11,534                 9,905                 1,582            23,021
Gross unrealized losses                           (39,429)              (97,890)               (2,052)         (139,371)
                                        ------------------- --------------------- --------------------- -----------------

Estimated fair value                            $6,165,276           $12,260,851              $612,259       $19,038,386
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
                                        =================== ===================== ===================== =================


     Actual maturities of mortgage-backed securities are generally shorter than stated contractual maturities. Actual maturities of the Company's mortgage-backed securities are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal. The following table summarizes the Company's mortgage-backed securities on September 30, 2005 and December 31, 2004 according to their estimated weighted-average life classifications:


                                                        September 30, 2005                  December 31, 2004
                                                 ---------------------------------------------------------------------
                                                                      Amortized                          Amortized
                                                     Fair Value         Cost            Fair Value          Cost
Weighted-Average Life                                                   (dollars in thousands)
----------------------------------------------------------------------------------------------------------------------
Less than one year                                      $ 128,539        $ 130,858        $ 357,135         $ 359,433
Greater than one year and less than five years
                                                       14,197,332       14,422,896       14,623,143        14,705,212
Greater than or equal to five years                     4,371,514        4,441,803        4,058,108         4,090,091

                                                 ----------------- ---------------- ---------------- -----------------
Total                                                 $18,697,385      $18,995,557      $19,038,386       $19,154,736
                                                 ================= ================ ================ =================


     The weighted-average lives of the mortgage-backed securities at September 30, 2005 and December 31, 2004 in the table above are based upon data provided through subscription-based financial information services, assuming constant principal prepayment rates to the reset date of each security. The prepayment model considers current yield, forward yield, steepness of the yield curve, current mortgage rates, mortgage rates of the outstanding loans, loan age, margin and volatility.

     Mortgage-Backed Securities with a carrying value of $7.3 billion were in a continuous unrealized loss position over 12 months at September 30, 2005 in the amount of $166.5 million. Mortgage-Backed Securities with a carrying value of $11.7 billion were in a continuous unrealized loss position for less than 12 months at September 30, 2005 in the amount of $137.8 million. Mortgage-Backed Securities with a carrying value of $2.2 billion were in a continuous unrealized loss position over 12 months at December 31, 2004 in the amount of $34.1 million. Mortgage-Backed Securities with a carrying value of $13.1 billion were in a continuous unrealized loss position for less than 12 months at December 31, 2004 in the amount of $105.3 million. The decline in value of these securities is solely due to increases in interest rates. All of the Mortgage-Backed Securities are "AAA" rated or carry an implied "AAA" rating. These investments are not considered other-than-temporarily impaired since the Company currently has the ability and intent to hold the investments for a period of time to maturity, if necessary, sufficient for a forecasted market price recovery up to or beyond the cost of the investments. Also, the Company is guaranteed payment on the par value of the securities. If, however, for liquidity or other reasons, the Company determined to sell a portion of its securities which are in an unrealized loss position, it would realize those losses. In addition, such a sale may require the Company to record all of the unrealized losses on its entire portfolio as a realized loss even though it did not sell those securities.

     The adjustable rate Mortgage-Backed Securities are limited by periodic caps (generally interest rate adjustments are limited to no more than 1% every nine months) and lifetime caps. The weighted average lifetime cap was 10.3% at September 30, 2005 and 10.1% December 31, 2004.

     During the quarter ended September 30, 2005, the Company realized $32,000 in net gains from sales of Mortgage-Backed Securities. During the quarter ended September 30, 2004, the Company realized $1.4 million in net gains from sales of Mortgage-Backed Securities.

4.   AGENCY DEBENTURES

     The Company owns callable agency debentures totaling $265.0 million par value, which were issued by FHLMC, FNMA, and FHLB. All of the Company's agency debentures are classified as available-for-sale. The agency debentures had carrying values of $258.6 million and $390.5 million at September 30, 2005 and December 31, 2004, respectively. The agency debentures were in a continuous unrealized loss position over 12 months at September 30, 2005 in the amount of $6.4 million. The debentures with a carrying value of $390.5 million were in a continuous unrealized loss position for less than 12 months at December 31, 2004 in the amount of $4.5 million. All of the agency debentures carry an implied "AAA" rating. These investments are not considered other-than-temporarily impaired since the Company has the ability and intent to hold the investments for a period of time to maturity, if necessary, sufficient for a forecasted market price recovery up to or beyond the cost of the investments. Also, the Company is guaranteed payment on the par value of the agency debentures.

5.   REPURCHASE AGREEMENTS

     The Company had outstanding $17.0 billion and $16.7 billion of repurchase agreements with weighted average borrowing rates of 3.69% and 2.46%, and weighted average remaining maturities of 74 days and 111 days as of September 30, 2005 and December 31, 2004, respectively. Investment securities pledged as collateral under these repurchase agreements had an estimated fair value of $17.9 billion and $17.4 billion at September 30, 2005 and December 31, 2004, respectively.

     At September 30, 2005 and December 31, 2004, the repurchase agreements had the following remaining maturities:

                      September 30, 2005             December 31, 2004
                                   (dollars in thousands)
                   ---------------------------------------------------------
Within 30 days                    $14,056,652                   $13,059,810
30 to 59 days                       1,231,574                     1,598,069
60 to 89 days                               -                             -
90 to 119 days                              -                             -
Over 120 days                       1,750,000                     2,050,000
                   ---------------------------------------------------------
Total                             $17,038,226                   $16,707,879
                   =========================================================

6.   OTHER LIABILITIES

     In 2001, the Company entered into a repurchase agreement maturing in July 2004. This repurchase agreement provided the buyer the right to extend its maturity date, in whole or in part, in three-month increments up to July 2006. The buyer has continuously exercised its right to extend the maturity date, and the agreement is currently set to mature in July 2006. The repurchase agreement has a principal amount of $100,000,000, and is included in repurchase agreements in the statements of financial condition. The Company accounts for the extension option as a separate interest rate floor liability carried at fair value. The initial fair value of $1.2 million allocated to the extension option resulted in a similar discount on the repurchase agreement borrowings that is being amortized over the initial term of three years using the effective yield method. At September 30, 2005 and December 31, 2004, the fair value of this interest rate floor was $469,000 and $2.7 million, respectively, and is included in other liabilities in the Statements of Financial Condition.

7.   PREFERRED STOCK AND COMMON STOCK

     During the quarter ended September 30, 2005, the Company declared dividends to common shareholders totaling $16.1 million or $0.13 per share, which were paid on October 27, 2005. During the quarter ended September 30, 2005, the Company declared dividends to preferred shareholders totaling $3.6 million or $0.492188 per share, which were paid on September 30, 2005. In addition, the Company sold 7,153 common shares through the dividend reinvestment and direct purchase program for $114,000 during the quarter ended September 30, 2005. During the quarter ended September 30, 2005, the Company raised $17.0 million in the Equity Shelf Program by issuing 1,122,947 common shares. During the quarter ended September 30, 2004, the Company declared dividends to common shareholders totaling $60.6 million or $0.50 per share, which were paid on October 27, 2004. During the quarter ended September 30, 2004, the Company declared dividends to preferred shareholders totaling $2.1 million or $0.492188 per share, which were paid on September 30, 2004.

     During the nine months ended September 30, 2005, 2,381,550 common shares of the Company's common stock were issued through the Equity Shelf Program for net proceeds of $40.1 million. During the nine months ended September 30, 2005, 16,128 options were exercised under the long-term compensation plan for an aggregate exercise price of $253,000. Also 24,253 common shares were sold through the dividend reinvestment and direct purchase program for $440,000. On January 21, 2004 the Company entered into an underwriting agreement pursuant to which the Company raised net proceeds of approximately $363.6 million in equity in an offering of 20,700,000 shares of common stock. On March 31, 2004, the Company raised approximately $102.9 million in net proceeds through an offering of 4,250,000 shares of 7.875% Series A Cumulative Redeemable Preferred Stock, which settled on April 5, 2004. During the nine months ended September 30, 2004, 2,103,525 shares of the Company's common stock were issued through the Equity Shelf Program for net proceeds of $37.5 million. During the nine months ended September 30, 2004, 40,250 options were exercised under the long-term compensation plan for an aggregate exercise price of $662,000. In addition, the Company sold 116,760 common shares through the dividend reinvestment and direct purchase program for $2.1 million for the nine months ended September 30, 2004.

8.   NET INCOME PER COMMON SHARE

     The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS for the quarters ended September 30, 2005 and 2004.


                                                 For the Quarters Ended                For the Nine Months Ended
                                            September 30,       September 30,      September 30,      September 30,
                                                2005                2004               2005              2004
                                                            (dollars and shares in thousands)
                                         -------------------------------------------------------------------------
Net income                                        $21,186           $66,620           $127,512           $189,298
Less: Preferred stock dividend                      3,648             2,082             10,945              4,080
                                         -------------------------------------------------------------------------
Net income available to common
  shareholders                                    $17,538           $64,538           $116,567           $185,218
                                         -------------------------------------------------------------------------

Weighted average shares of common
  stock outstanding-basic                         123,170           120,803            122,067            117,208
Add: Effect of dilutive stock options                 161               191                198                231
                                         -------------------------------------------------------------------------
Weighted average shares of common
  stock outstanding-diluted                       123,331           120,994            122,265            117,439
                                         =========================================================================


     Options to purchase 1,250,775 shares and 621,775 shares of common stock were outstanding and considered anti-dilutive as their exercise price exceeded the average stock price for the quarter and nine months ended September 30, 2005 respectively.

     Options to purchase 10,000 shares and 12,500 of common stock were outstanding and considered anti-dilutive as their exercise price exceeded the average stock price for each of the quarters and nine months ended September 30, 2004 respectively.

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

The following table sets forth activity relating to the Company's stock options awards:


                                                            For the Nine Months Ended
                                                     2005                             2004
                                         -----------------------------------------------------------------
                                                          Weighted
                                          Number of       Average         Number of      Weighted Average
                                           Shares       Exercise Price     Shares         Exercise Price
---------------------------------------- ------------ ----------------- --------------- ------------------
Options outstanding at the beginning
of period                                  1,645,721            $15.66       1,063,259             $14.28
Granted                                        6,250             18.26         639,750              17.39
Exercised                                   (16,128)             12.21        (40,250)               8.81
Expired                                     (33,750)             17.87               -                  -
                                         ------------ ----------------- --------------- ------------------
Options outstanding at the end of
  period                                   1,602,093            $15.66       1,662,759             $15.61
                                         ============ ================= =============== ==================


The following table summarizes information about stock options outstanding at September 30, 2005:


                                                                                      Weighted Average
                                                           Weighted Average        Remaining Contractual
   Range of Exercise Prices      Options Outstanding        Exercise Price              Life (Years)
------------------------------- ----------------------- ------------------------ ---------------------------
 $7.94-$19.99                                1,592,093                   $15.63             7.2
$20.00-$29.99                                   10,000                    20.53             2.2
                                ----------------------- ------------------------ ---------------------------
                                             1,602,093                   $15.66             7.2
                                ======================= ======================== ===========================


     The Company accounts for the Incentive Plan under the intrinsic value method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. There would be no impact on reported basic and diluted earnings per share, if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

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

     During the quarter ended September 30, 2005, the Company recorded $2.9 million of income tax expense for income attributable to FIDAC, its taxable REIT subsidiary, and the portion of earnings retained based on Code Section 162(m) limitations. During the quarter ended September 30, 2005, the Company recorded $438,000 of income tax expense for a portion of earnings retained based on
Section 162(m) limitations.



11.  INTEREST RATE RISK

     The primary market risk to the Company is interest rate risk. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond the Company's control. Changes in the general level of interest rates can affect net interest income, which is the difference between the interest income earned on interest-earning assets and the interest expense incurred in connection with the interest-bearing liabilities, by affecting the spread between the interest-earning assets and interest-bearing liabilities. Changes in the level of interest rates also can affect the value of the Investment Securities and the Company's ability to realize gains from the sale of these assets. A decline in the value of the Investment Securities pledged as collateral for borrowings under repurchase agreements could result in the counterparties demanding additional collateral pledges or liquidation of some of the existing collateral to reduce borrowing levels. Liquidation of collateral at losses could have adverse accounting impacts, as discussed in Note 3.

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

     The following table presents the CPR experienced on our Mortgage-Backed Securities portfolio, on an annualized basis, for the following quarterly periods :

Quarter Ended                             CPR
-------------                             ---
September 30, 2005                        28%
June 30, 2005                             27%
March 31, 2005                            25%
December 31, 2004                         27%
September 30, 2004                        25%

     We believe that the CPR in future periods will depend, in part, on changes in and the level of market interest rates across the yield curve, with higher CPRs expected during periods of declining interest rates and lower CPRs expected during periods of rising interest rates.

     We have reduced contractual maturities on borrowings, such that our weighted average contractual maturity on our repurchase agreements was 137 days at September 30, 2005, as compared to 211 days at December 31, 2004.

     The table below provides quarterly information regarding our average balances, interest income, interest expense, yield on assets, cost of funds and net interest income for the following quarterly periods presented.


                                                               Yield on
                                      Average                   Average
                                    Investment     Total       Interest   Average Balance   Total     Average     Net
                                     Securities   Interest      Earning    of  Repurchase  Interest   Cost of   Interest
                                     Held (1)       Income      Assets       Agreements     Expense     Funds    Income
                                   --------------------------------------------------------------------------------------
                                            (ratios for the quarters have been annualized, dollars in thousands)
Quarter Ended September 30, 2005    $18,906,350     $177,474         3.75%   $17,672,690    $155,043      3.51%  $22,431
Quarter Ended June 30, 2005         $18,918,577     $171,595         3.63%   $17,658,408    $133,758      3.03%  $37,837
Quarter Ended March 31, 2005        $18,798,200     $176,289         3.75%   $17,756,241    $113,993      2.57%  $62,296
-------------------------------------------------------------------------------------------------------------------------
Quarter Ended December 31, 2004     $17,932,449     $156,783         3.50%   $16,896,216     $93,992      2.23%  $62,791
Quarter Ended September 30, 2004    $16,562,971     $138,970         3.36%   $15,568,691     $70,173      1.80%  $68,797
Quarter Ended June 30, 2004         $16,649,072     $122,234         2.94%   $15,880,353     $55,648      1.40%  $66,586
 Quarter Ended March 31, 2004       $14,452,245     $114,341         3.16%   $13,587,211     $50,303      1.48%  $64,038

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

     Market valuation of Investment Securities: All assets classified as available-for-sale are reported at fair value, based on market prices. Although we generally intend to hold most of our Investment Securities until maturity, we may, from time to time, sell any of our Investment Securities as part our overall management of our portfolio. Accordingly, we are required to classify all of our Investment Securities as available-for-sale. Our policy is to obtain market values from at least three independent sources and record the market value of the securities based on the average of the three. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. The investments with unrealized losses are not considered other-than-temporarily impaired since the Company has the ability and intent to hold the investments for a period of time, to maturity if necessary, sufficient for a forecasted market price recovery up to or beyond the cost of the investments. Unrealized losses on Investment Securities that are considered other than temporary, as measured by the amount of decline in fair value attributable to factors other than temporary, are recognized in income and the cost basis of the Investment Securities is adjusted. There were no such adjustments for the quarters ended September 30, 2005 and 2004. If in the future management determines an impairment to be other-than-temporary, we may need to realize a loss that would have an impact on future income. The realization of such a loss may require the Company to record all of the unrealized losses on its entire portfolio as a realized loss even though it did not sell those securities. In addition, if for liquidity or other reasons, the Company determined to sell a portion of its securities which are in an unrealized loss position, it would realize those losses, and such a sale may require the Company to record all of the unrealized losses on its entire portfolio as a realized loss even though it did not sell those securities.

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

Results of Operations: For the Quarters and Nine Months Ended September 30, 2005 and 2004

     Net Income Summary

     For the quarter ended September 30, 2005, our net income was $21.2 million, or $0.14 basic earnings per share available for common shareholders, as compared to $66.6 million, or $0.53 basic earnings per average share, for the quarter ended September 30, 2004. We attribute the decrease in total net income for the quarter ended September 30, 2005, from the quarter ended September 30, 2004 to the decline in net interest income. Even with the increased asset base from September 30, 2004 to September 30, 2005, the decrease in total net income share was primarily due to the decline in the interest rate spread from 1.56% to 0.24%. The increase in cost of funding from 1.80% for the quarter ended September 30, 2004 to 3.51% for the quarter ended September 30, 2005 was only partially offset by the increase in yield on assets of 3.36% for the quarter ended September 30, 2004 to 3.75% for the quarter ended September 30, 2005. For the quarter ended September 30, 2005, gain on sale of Mortgage-Backed Securities was $32,000 as compared to $1.4 million for the quarter ended September 30, 2004. For the quarter ended September 30, 2005, net investment advisory and service fees totaled $8.5 million, as compared to $3.8 million for the quarter ended September 30, 2004. The net investment advisory and service fees increased substantially, but did not offset the effect of the decline in the interest rate spread. Dividends for the quarter ended September 30, 2005, were $0.13 per share of common stock, or $16.0 million in total, and 0.492188 per share of preferred stock, or $3.7 million in total. Dividends per share for the quarter ended September 30, 2004 were $0.50 per share of common stock, or $60.6 million in total. Our return on average equity was 5.20% for the quarter ended September 30, 2005 compared to 16.59% for the quarter ended September 30, 2004.

     For the nine months ended September 30, 2005, our net income was $127.5 million, or $0.95 basic earnings per share, as compared to $189.3 million, or $1.58 basic earnings per average share available to common shareholders, for the nine months ended September 30, 2004. We attribute the decrease in net income for the nine months ended September 30, 2005 from the nine months ended September 30, 2004 to the decrease in net interest income. Even with the substantial increase in gain on sale of mortgage-backed securities and net investment advisory and service fees, the decline in interest rate spread of 91 basis points resulted in the decline of net income for the nine months ended September 30, 2005. For the nine months ended September 30, 2005, gain on sale of Mortgage-Backed Securities was $12.0 million, as compared to $4.1 million for the nine months ended September 30, 2004. For the nine months ended September 30, 2005, net investment advisory and service fees totaled $20.7 million, as compared to $5.0 million for the nine months ended September 30, 2004. Dividends per share for the nine months ended September 30, 2005, were $0.94 per share of common stock, or $114.8 million in total and $1.476564 per share of preferred stock or $10.9 million in total. Dividends per share for the nine months ended September 30, 2004 were $1.48 per share, or $177.2 million in total and $0.96 per share of preferred stock or $4.1 million in total. Our return on average equity was 10.35% for the nine months ended September 30, 2005 and 16.42% for the nine months ended September 30, 2004. The decline in the return on average equity resulted from the decline in net interest income that was only partial offset by an increase in net advisory fee income and gains on the sale of Mortgage-Backed Securities.


                                         Net Income Summary
                                         ------------------

 (ratios for the quarter have been annualized, dollars in the thousands, except for per share data)
 --------------------------------------------------------------------------------------------------

                                                  Quarter         Quarter        Nine Months      Nine Months
                                                   Ended           Ended            Ended            Ended
                                               September 30,   September 30,    September 30,    September 30,
                                                    2005           2004             2005              2004
                                             -------------------------------------------------------------------
  Interest income                                   $177,474        $138,970         $525,358          $375,545
  Interest expense                                   155,043          70,173          402,794           176,124
                                             -------------------------------------------------------------------
  Net interest income                                 22,431          68,797          122,564           199,421
  Investment advisory and service fees                10,945           4,811           26,923             6,369
  Gain on sale of Mortgage-Backed
     Securities                                           32           1,350           12,047             4,071
  Distribution fees                                  (2,414)         (1,024)          (6,151)           (1,322)
  General and administrative expenses                (6,455)         (6,159)         (19,919)          (17,167)
                                             -------------------------------------------------------------------
  Income before income taxes                          24,539          67,775          135,464           191,372
  Income taxes                                         3,353           1,155            7,952              2074
                                             -------------------------------------------------------------------
  Net income                                          21,186          66,620          127,512           189,298
  Dividends on  preferred stock                        3,648           2,082           10,945             4,080
                                             -------------------------------------------------------------------
  Net income available to common
  shareholders                                       $17,538         $64,538         $116,567          $185,218
                                             ===================================================================

  Weighted average number of basic common
  shares outstanding                             123,169,910     120,802,814      122,067,300       117,208,336
  Weighted average number of diluted
  common shares outstanding                      123,330,645     120,994,191      122,265,351       117,439,248

  Basic net income per common share                    $0.14           $0.53            $0.95             $1.58
  Diluted net income per common share                  $0.14           $0.53            $0.95             $1.58

  Average total assets                           $19,389,755     $17,788,296      $19,389,238       $16,726,393
  Average total equity                            $1,629,724      $1,606,051       $1,642,423        $1,512,477

  Annualized return on average assets                  0.44%           1.50%            0.88%             1.51%
  Annualized return on average equity                  5.20%          16.59%           10.35%            16.69%


     Interest Income and Average Earning Asset Yield

     We had average earning assets of $18.9 billion and $16.6 billion for the quarters ended September 30, 2005 and 2004, respectively. Our primary source of income for the quarters ended September 30, 2005 and 2004 was interest income. A portion of our income was generated by gains on the sales of our Mortgage-Backed Securities and net income from FIDAC. Our interest income was $177.5 million for the quarter ended September 30, 2005 and $139.0 million for the quarter ended September 30, 2004. The yield on average investment securities increased from 3.36% for the quarter ended September 30, 2004 to 3.75% for the quarter ended September 30, 2005. Our average earning asset balance increased by $2.3 billion and interest income increased by $38.5 million for the quarter ended September 30, 2005 as compared to the quarter ended September 30, 2004. The increase was the direct result of the increased asset base and increase in weighted average yield. The average coupon rate at September 30, 2005 was 4.79%, as compared to 4.44% at September 30, 2004. The prepayment speeds increased to 28% CPR for the quarter ended September 30, 2005 from 25% CPR for the quarter ended September 30, 2004. The increase in coupon rates, which was only partially offset by higher prepayment speeds, resulted in an increase in yield of 39 basis points.

     We had average earning assets of $18.9 billion and $15.9 billion for the nine months ended September 30, 2005 and 2004, respectively. Our interest income was $525.4 million for the nine months ended September 30, 2005 and $375.5 million for the nine months ended September 30, 2004. The yield on average investment securities increased from 3.15% for the nine months ended September 30, 2004, to 3.71% for the nine months ended September 30, 2005. Our average earning asset balance increased by $3.0 billion and interest income increased by $149.9 million for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. The increase in interest income for the nine months ended September 30, 2005, when compared to the nine months ended September 30, 2004, resulted from the increased asset base and the increase in weighted average yield.

     The table below shows our average balance of interest earning assets, our yield on average earning assets and our interest income for the quarters ended September 30, 2005, June 30, 2005, March 31, 2005, the year ended December 31, 2004, and the four quarters in 2004.

                           Average Earning Asset Yield
                           ---------------------------
      (ratios for the quarters have been annualized, dollars in thousands)
      --------------------------------------------------------------------


                                                                         Average
                                          Average       Yield on        Constant
                                        Investment     Investment       Prepayment      Interest
                                        Securities     Securities         Rate           Income
                                        ----------     ----------         ----           ------
Quarter Ended September 30, 2005        $18,906,350       3.71%            28%          $177,474
Quarter Ended June 30, 2005             $18,918,577       3.63%            27%          $171,595
Quarter Ended March 31, 2005            $18,798,200       3.75%            25%          $176,289
-----------------------------------------------------------------------------------------------------
Year Ended December 31, 2004            $16,399,184       3.25%            29%          $532,328
Quarter Ended December 31, 2004         $17,932,449       3.50%            27%          $156,783
Quarter Ended September 30, 2004        $16,562,971       3.36%            25%          $138,970
Quarter Ended June 30, 2004             $16,649,072       2.94%            33%          $122,234
Quarter Ended March 31, 2004            $14,452,245       3.16%            31%          $114,341
-----------------------------------------------------------------------------------------------------


     The CPR increased to 28% for the quarter ended September 30, 2005, as compared to 25% for the quarter ended September 30, 2004. The total amortization of premium and discount on Investment Securities for the quarters ended September 30, 2005, and 2004 was $43.7 million and $39.7 million, respectively.

     Interest Expense and the Cost of Funds

     We anticipate that our largest expense will be the cost of borrowed funds. We had average borrowed funds of $17.7 billion and total interest expense of $155.0 million for the quarter ended September 30, 2005. We had average borrowed funds of $15.6 billion and total interest expense of $70.1 million for the quarter ended September 30, 2004. Our average cost of funds was 3.51% for the quarter ended September 30, 2005 and 1.80% for the quarter ended September 30, 2004. The cost of funds rate increased by 171 basis points and the average borrowed funds increased by $2.1 billion for the quarter ended September 30, 2005 when compared to the quarter ended September 30, 2004. Interest expense for the quarter increased by $84.9 million due to the substantial increase in the average repurchase balance and weighted average cost of funds rate. Our average cost of funds was 0.03% below average one-month LIBOR and 0.40% below average six-month LIBOR for the quarter ended September 30, 2005. Our average cost of funds was 0.21% above average one-month LIBOR and 0.17% below average six-month LIBOR for the quarter ended September 30, 2004.

     We had average borrowed funds of $17.7 billion and total interest expense of $402.8 million for the nine months ended September 30, 2005. We had average borrowed funds of $15.0 billion and total interest expense of $176.1 million for the nine months ended September 30, 2004. Our average cost of funds was 3.03% for the nine months ended September 30, 2005 and 1.56% for the nine months ended September 30, 2004. The cost of funds rate increased 1.47% and the average borrowed funds increased by $2.7 billion for the nine months ended September 30, 2005 when compared to the nine months ended September 30, 2004. Interest expense for the nine months increased by $226.7 million, due to the substantial increase in the average repurchase balance and a 147 basis point increase in the average funding rate.

     The table below shows our average borrowed funds and average cost of funds as compared to average one-month and average six-month LIBOR for the quarters ended September 30, 2005, June 30, 2005, March 31, 2005, the year ended December 31, 2004 and the four quarters in 2004.

                              Average Cost of Funds
                              ---------------------
      (ratios for the quarters have been annualized, dollars in thousands)
      --------------------------------------------------------------------


                                                                                       Average One-              Average Cost
                                                                                       Month LIBOR  Average Cost   of Funds
                                                                       Average  Average Relative to   of Funds    Relative to
                                    Average                  Average     One-     Six-    Average    Relative to    Average
                                    Borrowed     Interest    Cost of    Month    Month  Six-Month   Average One-   Six-Month
                                      Funds      Expense      Funds     LIBOR    LIBOR     LIBOR    Month LIBOR      LIBOR
                                  -----------------------------------------------------------------------------------------
Quarter Ended September 30, 2005   $17,672,690    $155,043     3.51%    3.54%    3.91%     (0.37%)      (0.03%)     (0.40%)
Quarter Ended June 30, 2005        $17,658,408    $133,758     3.03%    3.05%    3.43%     (0.38%)      (0.02%)     (0.40%)
Quarter Ended March 31, 2005       $17,756,241    $113,993     2.57%    2.58%    3.02%     (0.44%)      (0.01%)     (0.45%)
---------------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 2004       $15,483,118    $270,116     1.74%    1.50%    1.80%     (0.30%)        0.24%     (0.06%)
Quarter Ended December 31, 2004    $16,896,216     $93,992     2.23%    2.14%    2.48%     (0.34%)        0.09%     (0.25%)
Quarter Ended September 30, 2004   $15,568,691     $70,173     1.80%    1.59%    1.97%     (0.38%)        0.21%     (0.17%)
Quarter Ended June 30, 2004        $15,880,353     $55,648     1.40%    1.15%    1.54%     (0.39%)        0.25%     (0.14%)
Quarter Ended March 31, 2004       $13,587,211     $50,303     1.48%    1.10%    1.18%     (0.08%)        0.38%       0.30%



     Net Interest Income

     Our net interest income, which equals interest income less interest expense, totaled $22.4 million for the quarter ended September 30, 2005 and $68.8 million for the quarter ended September 30, 2004. Our net interest income decreased because the interest rate spread decreased, even though our asset base increased. Our net interest spread, which equals the yield on our average assets for the period less the average cost of funds for the period, was 0.24% for the quarter ended September 30, 2005 as compared to 1.56% for the quarter ended September 30, 2004. This 132 basis point decrease was a result of the increase in the cost of funding for the quarter ended September 30, 2005 to 3.51% from 1.80% for the quarter ended September 30, 2004. The increase in cost of funds was only partially offset by the increase in yield on assets, which increased to 3.75% for the quarter ended September 30, 2005, as compared to 3.36% for the quarter ended September 30, 2004.

     Our net interest income totaled $122.6 million for the nine months ended September 30, 2005 and $199.4 million for the nine months ended September 30, 2004. Our net interest income decreased because of the decline in interest rate spread. Our net interest spread, which equals the yield on our average assets for the period less the average cost of funds for the period, was 0.68% for the nine months ended September 30, 2005 as compared to 1.59% for the quarter ended September 30, 2004.

     The table below shows our interest income by earning asset type, average earning assets by type, total interest income, interest expense, average repurchase agreements, average cost of funds, and net interest income for the quarters ended September 30, 2005, June 30, 2005, March 31, 2005 the year ended December 31, 2004, and the four quarters in 2004.

                               Net Interest Income
                               -------------------
      (ratios for the quarters have been annualized, dollars in thousands)
      --------------------------------------------------------------------


                                                              Yield on
                                         Average               Average    Average                                       Net
                                       Investment    Total     Interest  Balance of             Average      Net      Interest
                                       Securities   Interest   Earning   Repurchase  Interest   Cost of    Interest     Rate
                                          Held       Income     Assets   Agreements   Expense    Funds      Income     Spread
                                     ------------------------------------------------------------------------------------------
Quarter Ended September 30, 2005       $18,906,350  $177,474       3.75% $17,672,690  $155,043      3.51%   $22,431       0.24%
Quarter Ended June 30, 2005            $18,918,577  $171,595       3.63% $17,658,408  $133,758      3.03%   $37,837       0.60%
Quarter Ended March 31, 2005           $18,798,200  $176,289       3.75% $17,756,241  $113,993      2.57%   $62,296       1.18%
-------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 2004           $16,399,184  $532,328       3.25% $15,483,118  $270,116      1.74%  $262,212       1.51%
Quarter Ended December 31, 2004        $17,932,449  $156,783       3.50% $16,896,216   $93,992      2.23%   $62,791       1.27%
Quarter Ended September 30, 2004       $16,562,971  $138,970       3.36% $15,568,691   $70,173      1.80%   $68,797       1.56%
Quarter Ended June 30, 2004            $16,649,072  $122,234       2.94% $15,880,353   $55,648      1.40%   $66,586       1.54%
Quarter Ended March 31, 2004           $14,452,245  $114,341       3.16% $13,587,211   $50,303      1.48%   $64,038       1.68%


     Investment Advisory and Service Fees

     FIDAC is a registered investment advisor which generally receives annual net investment advisory fees of approximately 10 to 20 basis points of the gross assets it manages, assists in managing or supervises. At September 30, 2005, FIDAC had under management approximately $2.9 billion in net assets and $26.8 billion in gross assets, compared to $1.7 billion in net assets and $13.9 billion in gross assets at September 30, 2004. Investment advisory and service fees for the quarter ended September 30, 2005 and September 30, 2004 totaled $8.5 and $3.8 million respectively, net of fees paid to third parties pursuant to distribution service agreements for facilitating and promoting distribution of shares of FIDAC's clients. At September 30, 2005, net assets under management increased by $1.2 billon and gross assets under management increased by $12.9 billion, when compared to September 30, 2004.

     Gains and Losses on Sales of Mortgage-Backed Securities

     For the quarter ended September 30, 2005, we sold Mortgage-Backed Securities with an aggregate historical amortized cost of $151.6 million for an aggregate gain of $32,000. For the quarter ended September 30, 2004 we sold Mortgage-Backed Securities with an aggregate historical amortized cost of $129.3 million for an aggregate gain of $1.4 million. For the nine months ended September 30, 2005, we sold Mortgage-Backed Securities with an aggregate historical amortized cost of $1.1 billion for an aggregate gain of $12.0 million. For the nine months ended September 30, 2004, we sold Mortgage-Backed Securities with an aggregate historical amortized cost of $279.3 million for an aggregate gain of $4.1 million. The difference between the sale price and the historical amortized cost of our Mortgage-Backed Securities will be a realized gain or a realized loss, and will increase or decrease income accordingly. We do not expect to sell assets on a frequent basis, but may from time to time sell existing assets to acquire assets, which our management believes might have higher risk-adjusted returns as part of our asset/liability management strategy. In addition, in certain circumstances we may record all of the unrealized losses on our entire portfolio as a realized loss even though we did not sell those securities. See "Critical Accounting Policies" above.

     General and Administrative Expense

     General and administrative ("G&A") expenses were $6.5 million for the quarter ended September 30, 2005 and $6.2 million for the quarter ended September 30, 2004. G&A expenses as a percentage of average assets were 0.13% and 0.14% for the quarters ended September 30, 2005 and September 30, 2004 respectively. G&A expenses as a percentage of average equity were 1.58% and 1.53% on an annualized basis for the quarters ended September 30, 2005 and September 30, 2004, respectively. The increase in G&A expenses of $300,000 for the quarter ended September 30, 2005, was primarily the result of increased salaries and directors' and officers' insurance.

     G&A expenses were $20.0 million for the nine months ended September 30, 2005 and $17.2 million for the nine months ended September 30, 2004. G&A expenses as a percentage of average assets was 0.14% and 0.14% on an annualized basis for the nine months ended September 30, 2005 and 2004, respectively. G&A expenses as a percentage of average equity was 1.62% and 1.51% on an annualized basis for the nine months ended September 30, 2005 and 2004, respectively.

     The table below shows our total G&A expenses as compared to average total assets and average equity for the quarter ended September 30, 2005, June 30, 2005, March 31, 2005, the year ended December 31, 2004, and the four quarters in 2004.

                    G&A Expenses and Operating Expense Ratios
                    -----------------------------------------
      (ratios for the quarters have been annualized, dollars in thousands)
      --------------------------------------------------------------------


                                                         Total G&A            Total G&A
                                       Total G&A      Expenses/Average     Expenses/Average
                                       Expenses     Assets (annualized)  Equity (annualized)
                                       --------     -------------------  -------------------

  Quarter Ended September 30, 2005      $6,455             0.13%                1.58%
  Quarter Ended June 30, 2005           $6,800             0.14%                1.64%
  Quarter Ended March 31, 2005          $6,664             0.14%                1.61%
  -------------------------------------------------------------------------------------------
  Year Ended December 31, 2004          $24,029            0.14%                1.55%
  Quarter Ended December 31, 2004       $6,862             0.14%                1.63%
  Quarter Ended September 30, 2004      $6,159             0.14%                1.53%
  Quarter Ended June 30, 2004           $5,643             0.13%                1.39%
  Quarter Ended March 31, 2004          $5,365             0.15%                1.63%


     Net Income and Return on Average Equity

     Our net income was $21.2 million for the quarter ended September 30, 2005 and $66.6 million for the quarter ended September 30, 2004. Our annualized return on average equity was 5.20% for the quarter ended September 30, 2005 and 16.59% for the quarter ended September 30, 2004. Our net income was $127.5 million for the nine months ended September 30, 2005 and $189.3 million for the nine months ended September 30, 2004. Our return on average equity was 10.35% for the nine months ended September 30, 2005 and 16.69% for the nine months ended September 30, 2004. We attribute the decrease in net income and return on average equity to the interest rate spread compression for the quarter and nine months. The decline in spread income was only partially offset by the increase in gains on sales of Mortgage-Backed Securities and increase in net advisory and service fees. The table below shows our net interest income, investment advisory and service fees, gain on sale of Mortgage-Backed Securities, G&A expenses, and income taxes each as a percentage of average equity, and the return on average equity for the quarter ended September 30, 2005, June 30, 2005, March 31, 2005, the year ended December 31, 2004, and the four quarters in 2004.

                     Components of Return on Average Equity
                     --------------------------------------
                 (ratios for the quarters have been annualized)
                 ----------------------------------------------


                                                                        Gain on Sale
                                                                         of Mortgage-
                                                        Net Investment     Backed       G&A       Income
                                        Net Interest      Advisory and   Securities/  Expenses/    Taxes/    Return on
                                        Income/Average   Service Fees/    Average     Average     Average     Average
                                            Equity       Average Equity     Equity      Equity     Equity      Equity
                                      ----------------------------------------------------------------------------------
Quarter Ended September 30, 2005                5.50%           2.09%        0.01%      1.58%       0.82%       5.20%
Quarter Ended June 30, 2005                     9.15%           1.82%        2.76%      1.64%       0.73%      11.36%
Quarter Ended March 31, 2005                   15.06%           1.13%        0.14%      1.61%       0.38%      14.34%
------------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 2004                   16.92%           0.62%        0.34%      1.55%       0.29%      16.04%
Quarter Ended December 31, 2004                14.95%           1.10%        0.27%      1.63%       0.57%      14.12%
Quarter Ended September 30, 2004               17.13%           0.94%        0.34%      1.53%       0.29%      16.59%
Quarter Ended June 30, 2004                    16.44%           0.31%        0.52%      1.39%       0.12%      15.76%
Quarter Ended March 31, 2004                   18.05%              -         0.17%      1.63%          -       16.59%


Financial Condition

     Investment Securities

     All of our Mortgage-Backed Securities at September 30, 2005 were adjustable-rate or fixed-rate Mortgage-Backed Securities backed by single-family mortgage loans. All of the mortgage assets underlying these Mortgage-Backed Securities were secured with a first lien position on the underlying single-family properties. All our Mortgage-Backed Securities were FHLMC, FNMA or GNMA mortgage pass-through certificates or collateralized mortgage obligations, which carry an actual or implied "AAA" rating. We mark-to-market all of our Mortgage Backed Securities to fair value.

     All of our agency debentures are callable and carry an implied "AAA" rating. We mark-to-market all of our agency debentures to fair value.

     We accrete discount balances as an increase in interest income over the life of Investment Securities purchased at a discount and we amortize premium balances as a decrease in interest income over the life of the Investment Securities purchased at a premium. At September 30, 2005 and December 31, 2004, we had in our statement of financial condition a total of $2.3 million and $1.1 million, respectively, of unamortized discount (which is the difference between the remaining principal value and current historical amortized cost of our Investment Securities acquired at a price below principal value) and a total of $378.3 million and $409.9 million, respectively, of unamortized premium (which is the difference between the remaining principal value and the current historical amortized cost of our Investment Securities acquired at a price above principal value).

     We received mortgage principal repayments of $2.1 billion for the quarter ended September 30, 2005 and $1.6 billion for the quarter ended September 30, 2004. The overall prepayment speed for the quarter ended September 30, 2005 increased to 28%, as compared to 25% for the quarter ended September 30, 2004, due to increase in refinancing activity. Given our current portfolio composition, if mortgage principal prepayment rates were to increase over the life of our Mortgage-Backed Securities, all other factors being equal, our net interest income would decrease during the life of these Mortgage-Backed Securities as we would be required to amortize our net premium balance over a shorter time period. Similarly, if mortgage principal prepayment rates were to decrease over the life of our Mortgage-Backed Securities, all other factors being equal, our net interest income would increase during the life of these Mortgage-Backed Securities, as we would amortize our net premium balance over a longer time period.

     The table below summarizes our Investment Securities at September 30, 2005, June 30, 2005, March 31, 2005, December 31, 2004, September 30, 2004, June 30,
2004, and March 31, 2004.

                              Investment Securities
                              ---------------------
                             (dollars in thousands)
                             ----------------------


                                                                Amortized                     Fair        Weighted
                       Principal                   Amortized  Cost/Principal             Value/Principal  Average
                         Amount     Net Premium       Cost       Amount      Fair Value      Amount         Yield
                      -----------   -----------   -----------  -----------   -----------   -----------   -----------
At September 30, 2005 $18,884,571      $375,985   $19,260,557      101.99%   $18,956,001       101.38%        3.96%
At June 30, 2005      $19,300,333      $401,356   $19,701,690      102.08%   $19,556,836       101.33%        3.78%
At March 31, 2005     $18,887,801      $416,542   $19,304,343      102.21%   $19,091,063       101.08%        3.61%
--------------------------------------------------------------------------------------------------------------------
At December 31, 2004  $19,123,902      $425,792   $19,549,694      102.23%   $19,428,895       101.59%        3.43%
At September 30, 2004 $17,893,902      $409,115   $18,303,017      102.29%   $18,211,030       101.77%        3.36%
At June 30, 2004      $16,914,635      $384,648   $17,299,283      102.27%   $17,121,795       101.22%        3.04%
At March 31, 2004     $17,662,596      $412,563   $18,075,159      102.34%   $18,079,598       102.36%        2.72%

     The tables below set forth certain characteristics of our Investment
Securities. The index level for adjustable-rate Investment Securities is the weighted average rate of the various short-term interest rate indices, which determine the coupon rate.


              Adjustable-Rate Investment Securities Characteristics
              -----------------------------------------------------
                             (dollars in thousands)
                             ----------------------


                                                                    Weighted                   Weighted    Principal Amount
                                    Weighted   Weighted  Weighted    Average                    Average     at Period End as
                                     Average   Average    Average    Term to      Weighted       Asset        % of Total
                       Principal     Coupon     Index      Net         Next        Average       Yield        Investment
                        Amount        Rate      Level     Margin    Adjustment   Lifetime Cap (annualized)    Securities
                      ----------- ----------- --------- --------- -----------    -----------  -----------     -----------
At September 30, 2005 $12,437,763     4.56%     2.82%      1.74%    23 months        10.26%      3.91%            65.86%
At June 30, 2005      $12,934,382     4.43%     2.61%      1.82%    24 months        10.30%      3.69%            67.02%
At March 31, 2005     $13,464,087     4.29%     2.50%      1.79%    22 months        10.06%      3.46%            71.28%
-------------------------------------------------------------------------------------------------------------------------
At December 31, 2004  $13,544,872     4.23%     2.45%      1.78%    24 months        10.12%      3.24%            70.83%
At September 30, 2004 $12,645,118     4.12%     2.34%      1.78%    25 months        10.12%      3.06%            70.67%
At June 30, 2004      $11,806,171     3.95%     2.19%      1.76%    29 months        10.07%      2.73%            69.80%
At March 31, 2004     $13,059,967     3.90%     2.20%      1.70%    30 months         9.77%      2.91%            73.94%


                Fixed-Rate Investment Securities Characteristics
                ------------------------------------------------
                             (dollars in thousands)
                             ----------------------


                                                                               Principal
                                                                               Amount at
                                              Weighted        Weighted      Period End as %
                                          Average Coupon      Average          of Total
                             Principal         Rate         Asset Yield      Investment
                              Amount       (annualized)    (annualized)      Securities
                           -----------   --------------  ---------------   -----------------
At September 30, 2005       $6,446,808          5.23%           4.06%           34.14%
At June 30, 2005            $6,365,952          5.22%           3.96%           32.98%
At March 31, 2005           $5,423,714          5.31%           3.99%           28.72%
--------------------------------------------------------------------------------------------
At December 31, 2004        $5,579,030          5.24%           3.89%           29.17%
At September 30, 2004       $5,248,784          5.19%           4.08%           29.33%
At June 30, 2004            $5,108,464          5.15%           3.77%           30.20%
At March 31, 2004           $4,602,629          5.53%           3.41%           26.06%


     The following tables provide information on adjustable-rate investment securities by index at September 30, 2005 and December 31, 2004.


                 Adjustable-Rate Investment Securities by Index
                 ----------------------------------------------
                               September 30, 2005
                               ------------------


                                                                  National
                                          Six-            11th    Financial                                            Monthly
                     One-  Six-  Twelve  Month  12-Month District  Average  Six-   1-Year   2-Year   3-Year    5-Year  Federal
                     Month  Month Month  Auction Moving  Cost of Mortgage  MonthCD Treasury Treasury Treasury Treasury Cost of
                     Libor Libor  Libor  Average Average  Funds     Rate    Rate    Index    Index    Index    Index    Funds
                    ----------------------------------------------------------------------------------------------------------
Weighted Average
 Term to Next
 Adjustment           1 mo.  43 mo. 29 mo.  5 mo.   2 mo.    1 mo.   19  mo.  2 mo.   19  mo.  11 mo.   22 mo.   35 mo.   1 mo.
Weighted Average
 Annual Period Cap    7.47%  2.00%  2.03%   1.00%   0.78%    0.00%    2.00%   1.00%    1.92%    2.00%    2.02%    1.96%   0.00%
Weighted Average
 Lifetime Cap at
 September 30, 2005   8.21% 10.76% 10.21%  13.03%  10.85%   12.08%   10.88%  11.73%   10.42%   11.94%   12.43%   12.51%  13.39%
Investment
 Principal Amount as
 Percentage of
 Investment
 Securities at
 September 30, 2005   4.81%  5.88% 27.46%   0.01%   0.27%    0.83%    0.01%   0.04%   25.57%    0.01%    0.30%    0.05%   0.62%


                 Adjustable-Rate Investment Securities by Index
                 ----------------------------------------------
                                December 31, 2004
                                -----------------


                                                                    National
                                            Six-            11th    Financial                                              Monthly
                      One-   Six-  Twelve  Month  12-Month District  Average            1-Year    2-Year   3-Year   5-Year  Federal
                      Month  Month  Month Auction  Moving  Cost of   Mortgage Six-Month Treasury Treasury Treasury Treasury Cost of
                      Libor  Libor  Libor Average  Average  Funds      Rate    CD Rate   Index    Index    Index   Index    Funds
                     --------------------------------------------------------------------------------------------------------------
Weighted Average Term
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


     Borrowings

     To date, our debt has consisted entirely of borrowings collateralized by a pledge of our Investment Securities. These borrowings appear on our balance sheet as repurchase agreements. At September 30, 2005, we had established uncommitted borrowing facilities in this market with 30 lenders in amounts which we believe are in excess of our needs. All of our Investment Securities are currently accepted as collateral for these borrowings. However, we limit our borrowings, and thus our potential asset growth, in order to maintain unused borrowing capacity and thus increase the liquidity and strength of our financial condition.

     For the quarter ended September 30, 2005, the term to maturity of our borrowings ranged from one day to three years, with a weighted average original term to maturity of 137 days. For the quarter ended September 30, 2004, the term to maturity of our borrowings ranged from one day to three years, with a weighted average original term to maturity of 215 days. At September 30, 2005, the weighted average cost of funds for all of our borrowings was 3.69% and the weighted average term to next rate adjustment was 74 days. At September 30, 2004, the weighted average cost of funds for all of our borrowings was 1.99% and the weighted average term to next rate adjustment was 109 days.

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

     Borrowings under our repurchase agreements increased by $1.4 billion to $17.0 billion at September 30, 2005, from $15.6 billion at September 30, 2004. This increase in leverage was facilitated by the increase in our equity capital as a result of the issuance of common stock primarily through public offerings during 2004.

     We anticipate that, upon repayment of each borrowing under a repurchase agreement, we will use the collateral immediately for borrowing under a new repurchase agreement. We have not at the present time entered into any commitment agreements under which the lender would be required to enter into a new repurchase agreement during a specified period of time, nor do we presently plan to have liquidity facilities with commercial banks.

     Under our repurchase agreements, we may be required to pledge additional assets to our repurchase agreement counterparties (i.e., lenders) in the event the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral (a "margin call"), which may take the form of additional securities or cash. Similarly, if the estimated fair value of investment securities increase due to changes in market interest rates or market factors, lenders may release collateral back to the Company. Specifically, margin calls result from a decline in the value of the Mortgage-Backed Securities securing our repurchase agreements, prepayments on the mortgages securing such Mortgage-Backed Securities and to changes in the estimated fair value of such Mortgage-Backed Securities generally due to principal reduction of such Mortgage-Backed Securities from scheduled amortization and resulting from changes in market interest rates and other market factors. Through September 30, 2005, we did not have any margin calls on our repurchase agreements that we were not able to satisfy with either cash or additional pledged collateral. However, should prepayment speeds on the mortgages underlying our Mortgage-Backed Securities and/or market interest rates suddenly increase, margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position. If for liquidity or other reasons, we determined to sell a portion of our securities which are in an unrealized loss position, we would realize those losses. In addition, such a sale may require us to record all of the unrealized losses on our entire portfolio as a realized loss even though we did not sell those securities.

     The following table summarizes the effect on our liquidity and cash flows from contractual obligations at September 30, 2005.

                                                     (dollars in thousands)
                                                      --------------------
                                          Within One    One to   Three to   More than       Total
                                             Year        Three     Five    Five Years
                                                         Years     Years
                                        --------------------------------------------------------------

Repurchase agreements                     $15,388,226 $1,650,000        -           -     $17,038,226
Long-term operating lease obligations             522      1,065      666           -           2,253
Employment contracts                           10,667          -        -           -          10,667
                                        --------------------------------------------------------------
Total                                     $15,399,415 $1,651,065     $666           -     $17,051,146
                                        ==============================================================


     Stockholders' Equity

     During the quarter ended September 30, 2005, the Company declared dividends to common shareholders totaling $16.1 million or $0.13 per share, which were paid on October 27, 2005. During the quarter ended September 30, 2005, the Company declared dividends to preferred shareholders totaling $3.6 million or $0.492188 per share, which were paid on September 30, 2005. The Company sold 7,153 common shares through the dividend reinvestment and direct purchase program for $114,000 during the quarter ended September 30, 2005. During the quarter ended September 30, 2005, the Company raised $17.0 million in the Equity Shelf Program by issuing 1,122,947 common shares. During the quarter ending September 30, 2004, the Company declared dividends to shareholders totaling $60.6 million or $0.50 per share, which was paid on October 27, 2004. During the quarter ended September 30, 2004, the Company declared dividends to preferred shareholders totaling $2.1 million or $0.49 per share, which were paid on September 30, 2004. During the quarter ended September 30, 2004, 1,076,125 shares were issued through the Equity Shelf Program resulting in net proceeds of $17.5 million. During the quarter ended September 30, 2004, 50 options were exercised under the long-term compensation plan for an aggregate exercise price of $432. In addition, the Company sold 10,818 common shares through the dividend reinvestment and direct purchase program for $175,000 during the quarter ended September 30, 2004. During the quarter ended June 30, 2004, 2,201,080 common shares were issued under the terms of the FIDAC merger agreement.

     During the nine months ended September 30, 2005, 2,381,550 shares of the Company's common stock were issued through the Equity Shelf Program for net proceeds of $40.1 million. During the nine months ended September 30, 2005,

16,128 options were exercised under the long-term compensation plan at $253,000. Also, 24,253 common shares were sold through the dividend reinvestment and direct purchase program at $440,000. On January 21, 2004 the Company entered into an underwriting agreement pursuant to which the Company raised net proceeds of approximately $363.6 million in equity in an offering of 20,700,000 shares of common stock. On March 31, 2004, the Company raised approximately $102.9 million in net proceeds through an offering of 4,250,000 shares of 7.875% Series A Cumulative Redeemable Preferred Stock, which settled on April 5, 2004. During the nine months ended September 30, 2004, 2,103,525 shares of the Company's common stock were issued through the Equity Shelf Program for net proceeds of $37.5 million. During the nine months ended September 30, 2004, 40,250 options were exercised under the long-term compensation plan for an aggregate exercise price of $662,000. In addition, the Company sold 116,760 common shares through the dividend reinvestment and direct purchase program for $2.1 million for the nine months ended September 30, 2004.

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

                           Unrealized Gains and Losses
                           ---------------------------
                             (dollars in thousands)


                                  At             At             At             At              At            At
                            September 30,     June 30,      March 31,     December 31,    September 30    June 30
                                 2005           2005           2005           2004            2004          2004
                            --------------- ------------- --------------- -------------- --------------- -----------
Unrealized Gain                     $6,109       $ 7,956         $23,683        $23,021         $24,788    $ 27,603
Unrealized Loss                  (310,664)     (152,809)       (236,963)      (143,821)       (116,775)   (205,092)
                            --------------- ------------- --------------- -------------- --------------- -----------
Net Unrealized Gain             ($304,555)    ($144,853)      ($213,280)     ($120,800)        (91,987)  ($177,489)
(Loss)
                            =============== ============= =============== ============== =============== ===========

Net Unrealized Gain (Loss)
  as % of Investment
  Securities' Principal Amount     (1.61%)       (0.75%)         (1.13%)        (0.63%)         (0.51%)     (1.05%)
Net Unrealized Gain (Loss)
  as % of Investment
  Securities' Amortized Cost       (1.58%)       (0.74%)         (1.11%)        (0.62%)         (0.50%)     (1.03%)


     Mortgage-Backed Securities with a carrying value of $7.3 billion were in a continuous unrealized loss position over 12 months at September 30, 2005 in the amount of $166.5 million. Mortgage-Backed Securities with a carrying value of $11.7 billion were in a continuous unrealized loss position for less than 12 months at September 30, 2005 in the amount of $137.8 million. Mortgage-Backed Securities with a carrying value of $2.2 billion were in a continuous unrealized loss position over 12 months at December 31, 2004 in the amount of $34.1 million. Mortgage-Backed Securities with a carrying value of $13.1 billion were in a continuous unrealized loss position for less than 12 months at December 31, 2004 in the amount of $105.3 million. The decline in value of these securities is solely due to increases in interest rates. All of the Mortgage-Backed Securities are "AAA" rated or carry an implied "AAA" rating. These investments are not considered other-than-temporarily impaired since the Company has the ability and intent to hold the investments for a period of time to maturity, if necessary, sufficient for a forecasted market price recovery up to or beyond the cost of the investments. Also, the Company is guaranteed payment on the par value of the securities. If, however, for liquidity or other reasons, the Company determined to sell a portion of its securities which are in an unrealized loss position, it would realize those losses. In addition, such a sale may require the Company to record all of the unrealized losses on its entire portfolio as a realized loss even though it did not sell those securities.

     The debentures with a carrying value of $390.5 million were in a continuous unrealized loss position for less than 12 months at December 31, 2004 in the amount of $4.5 million. All of the agency debentures carry an implied "AAA" rating. These investments are not considered other-than-temporarily impaired since the Company has the ability and intent to hold the investments for a period of time to maturity, if necessary, sufficient for a forecasted market price recovery up to or beyond the cost of the investments. Also, the Company is guaranteed payment on the par value of the agency debentures.

     As discussed above, because we use "available-for-sale" treatment for our Investment Securities, we carry these assets on our balance sheet at estimated market value rather than historical amortized cost. Based upon this "available-for-sale" treatment, our common equity base at September 30, 2005 was $1.4 billion, or a book value of $11.18 per common share. If we had used historical amortized cost accounting, our common equity base at September 30, 2005 would have been $1.7 billion, or $13.64 per common share. Our equity base at December 31, 2004 was $1.7 billion, or $12.56 per share. If we had used historical amortized cost accounting, our equity base at December 31, 2004 would have been $1.8 billion, or $13.56 per share.

     The table below shows our equity capital base as reported and on a historical amortized cost basis at September 30,2005, June 30, 2005, March 31, 2005, December 31, 2004, September 30, 2004, June 30, 2004 and March 31,2004.
Issuances of common stock, the level of earnings as compared to dividends declared, and other factors influence our historical cost equity capital base. The reported equity capital base is influenced by these factors plus changes in the "Unrealized Net Gains (Losses) on Assets Available for Sale" account.

                              Stockholders' Equity
                              --------------------


                          7.875% Series                    Net Unrealized
                          A Cumulative                     Gains (Losses)      Reported                      Reported Common
                           Redeemable       Historical        on Assets      Common Stock     Historical      Stock Equity
                         Preferred Stock   Common Stock     Available for    Equity Base     Common Stock   (Book Value) Per
                                           Equity Base          Sale         (Book Value)  Equity Per Share       Share
                         -----------------------------------------------------------------------------------------------------
                                                    (dollars in thousands, except per share data)
At September 30 ,2005       $177,088        $1,686,827       ($304,555)       $1,382,272        $13.64           $11.18
At June 30, 2005            $177,088        $1,668,253        (144,853)       $1,523,400        $13.61           $12.43
At March 31, 2005           $177,077        $1,645,579       ($213,280)       $1,432,299        $13.57           $11.81
------------------------------------------------------------------------------------------------------------------------------
At December 31, 2004        $177,077        $1,821,270       ($120,800)       $1,700,470        $13.56           $12.56
At September 30, 2004       $102,708        $1,648,869        ($91,987)       $1,556,882        $13.60           $12.84
At June 30, 2004            $102,708        $1,627,292       ($177,489)       $1,449,803        $13.54           $12.07
At March 31, 2004           $102,870        $1,581,218         $4,500         $1,585,718        $13.42           $13.45


     Leverage

     Our debt-to-reported equity ratio at September 30, 2005 and September 30, 2004 was 10.9:1 and 9.4:1 respectively. We generally expect to maintain a ratio of debt-to-equity of between 8:1 and 12:1, although the ratio may vary from this range from time to time based upon various factors, including our management's opinion of the level of risk of our assets and liabilities, our liquidity position, our level of unused borrowing capacity and over-collateralization levels required by lenders when we pledge assets to secure borrowings.

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

     Other Matters

     We calculate that our qualified REIT assets, as defined in the Code, were 100% of our total assets at September 30, 2005 and September 30, 2004, as compared to the Code requirement that at least 75% of our total assets be qualified REIT assets. We also calculate that 97% and 95% of our revenue qualifies for the 75% source of income test, and 100% of our revenue qualifies for the 95% source of income test, under the REIT rules for the quarters ended September 30, 2005 and September 30, 2004 respectively. We also met all REIT requirements regarding the ownership of our common stock and the distribution of our net income. Therefore, as of September 30, 2005 and September 30, 2004, we believe that we qualified as a REIT under the Code.

     We at all times intend to conduct our business so as not to become regulated as an investment company under the Investment Company Act. If we were to become regulated as an investment company, then our use of leverage would be substantially reduced. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" (qualifying interests). Under current interpretation of the staff of the SEC, in order to qualify for this exemption, we must maintain at least 55% of our assets directly in qualifying interests. In addition, unless certain mortgage securitites represent all the certificates issued with respect to an underlying pool of mortgages, the Mortgage-Backed Securities may be treated as securities separate from the underlying mortgage loans and, thus, may not be considered qualifying interests for purposes of the 55% requirement. We calculate that as of September 30, 2005 and December 31, 2004 we were in compliance with this requirement.

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

     Our profitability and the value of our portfolio may be adversely affected during any period as a result of changing interest rates. The following table quantifies the potential changes in net interest income and portfolio value should interest rates go up or down 25, 50, and 75 basis points, assuming the yield curves of the rate shocks will be parallel to each other and the current yield curve. All changes in income and value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at September 30, 2005 and various estimates regarding prepayment and all activities are made at each level of rate shock. Actual results could differ significantly from these estimates.


                                    Projected Percentage Change in      Projected Percentage Change in
     Change in Interest Rate             Net Interest Income                  Portfolio Value
---------------------------------- ---------------------------------- -----------------------------------
-75 Basis Points                                43.16%                              0.62%
-50 Basis Points                                30.21%                              0.46%
-25 Basis Points                                15.96%                              0.25%
Base Interest Rate                                 -                                  -
+25 Basis Points                               (19.20%)                            (0.30%)
+50 Basis Points                               (39.10%)                            (0.65%)
+75 Basis Points                               (56.11%)                            (1.05%)


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

     The following table sets forth the estimated maturity or repricing of our interest-earning assets and interest-bearing liabilities at September 30, 2005. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except adjustable-rate loans, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature. The interest rate sensitivity of our assets and liabilities in the table could vary substantially if based on actual prepayment experience.


                                                                                 More than 1
                                                                                  Year to 3   3 Years and
                                               Within 3 Months    4-12 Months        Years        Over        Total
                                              --------------------------------------------------------------------------
                                                                        (dollars in thousands)
Rate Sensitive Assets:
  Investment Securities                              $2,079,798      $2,888,249    $7,883,862  $6,032,662   $18,884,571

Rate Sensitive Liabilities:
  Repurchase Agreements                              15,288,226         100,000     1,650,000           -    17,038,226
                                              --------------------------------------------------------------------------

Interest rate sensitivity gap                      ($13,208,428)     $2,788,249    $6,233,862  $6,032,662    $1,846,345
                                              ==========================================================================

Cumulative rate sensitivity gap                    ($13,208,428)   ($10,420,179)  ($4,186,315) $1,846,345
                                              ==========================================================================

Cumulative interest rate sensitivity gap as a
 percentage of total rate-sensitive assets                 (70%)           (55%)         (22%)         10%


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

     During the nine months ended September 30, 2005, no change occurred in our internal control over financial reporting that materially effected, or is likely to materially effect, our internal control over financial reporting.

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

                                 ANNALY MORTGAGE MANAGEMENT, INC.

Dated: November 4, 2005     By: /s/ Michael A.J. Farrell
                                -------------------------
                               Michael A.J. Farrell
                               (Chairman of the Board, Chief Executive Officer, President and authorized officer of registrant)

Dated: November 4, 2005     By: /s/ Kathryn F. Fagan
                               ---------------------
                               Kathryn F. Fagan
                               (Chief Financial Officer and Treasurer and
                               principal financial and chief accounting officer)