Form 10-K
period 2005-12-31
ANNALY MORTGAGE MANAGEMENT INC
filed 2006-03-13
CIK 1043219

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

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2005

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

         None.

Indicate by check mark whether the Registrant is a well-known seasoned issuer,
 as defined in Rule 405 of the Securities Act.   Yes [X]  No [_]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [_] No [X]

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

 Large accelerated filer [X]  Accelerated filer [_]  Non-accelerated filer [_]

Indicate by check mark whether the Registrant is a shell company
(as defined in Rule 12b-2 of the Act).    Yes [_]  No  [X]

At June 30, 2005, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $2,147,352,789

The number of shares of the Registrant's Common Stock outstanding on March 7, 2006 was 123,701,656

                       Documents Incorporated by Reference


The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2005. Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

                        ANNALY MORTGAGE MANAGEMENT, INC.
--------------------------------------------------------------------------------

                          2005 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                     PART I
                                                                            PAGE


ITEM 1.   BUSINESS                                                             2

ITEM 1A.  RISK FACTORS                                                        18

ITEM 1B.  UNRESOLVED STAFF COMMENTS                                           27

ITEM 2.   PROPERTIES                                                          27

ITEM 3.   LEGAL PROCEEDINGS                                                   27

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 27

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
          STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES       28

ITEM 6.   SELECTED FINANCIAL DATA                                             30

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS                                           32

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK          47

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                         49

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE                                            49

ITEM 9A.  CONTROLS AND PROCEDURES                                             49

ITEM 9B.  OTHER INFORMATION                                                   50

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                  50

ITEM 11.  EXECUTIVE COMPENSATION                                              50

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT ANDRELATED STOCKHOLDER MATTERS                           50

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                      50

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES                              50

                                     PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES                          51

FINANCIAL STATEMENTS                                                         F-1

SIGNATURES                                                                  II-1

EXHIBIT INDEX                                                               II-2

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements contained in this annual report, and certain statements contained in our future filings with the Securities and Exchange Commission (the "SEC" or the "Commission"), in our press releases or in our other public or shareholder communications may not be based on historical facts and are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements, which are based on various assumptions (some of which are beyond our control), may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as "may," "will," "believe," "expect," "anticipate," "continue," or similar terms or variations on those terms or the negative of those terms. Actual results could differ materially from those set forth in forward-looking statements due to a variety of factors, including, but not limited to:

     o    changes in interest rates,

     o    changes in the yield curve,

     o    changes in prepayment rates,

     o    the availability of mortgage-backed securities for purchase,

     o    the availability of financing,

     o    changes in the market value of our assets,

     o    changes in business conditions and the general economy,

     o risks associated with the investment advisory business of our wholly owned subsidiary, Fixed Income Discount Advisory Company (which we refer to as FIDAC), including:

          o    the removal by FIDAC's clients of assets FIDAC manages,

          o    FIDAC's regulatory requirements, and

          o    competition in the investment advisory business,

     o    changes in government regulations affecting our business, and

     o our ability to maintain our qualification as a REIT for federal income tax purposes.

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

                                     PART I
                                     ------

ITEM 1. BUSINESS
----------------

                                   THE COMPANY

     Background

     Annaly Mortgage Management, Inc. owns, manages, and finances a portfolio of investment securities, including mortgage pass-through certificates, collateralized mortgage obligations (or CMOs), agency callable debentures, and other securities representing interests in or obligations backed by pools of mortgage loans. Our principal business objective is to generate net income for distribution to our stockholders from the spread between the interest income on our investment securities and the cost of borrowings to finance our acquisition of investment securities. We are a Maryland corporation that commenced operations on February 18, 1997. We are self-advised and self-managed. We acquired Fixed Income Discount Advisory Company (or FIDAC) on June 4, 2004 (See
Note 2 to the Financial Statements). FIDAC is a registered investment advisor and is our taxable REIT subsidiary.

     We have financed our purchases of investment securities with the net proceeds of equity offerings and borrowings under repurchase agreements whose interest rates adjust based on changes in short-term market interest rates.

     We have elected and believe that we are organized and have operated in a manner that qualifies us to be taxed as a real estate investment trust (or REIT) under the Internal Revenue Code of 1986, as amended (or the Code). If we qualify for taxation as a REIT, we generally will not be subject to federal income tax on our taxable income that is distributed to our stockholders. Therefore, substantially all of our assets, other than FIDAC, our taxable REIT subsidiary, consist of qualified REIT real estate assets (of the type described in Section 856(c)(5)(B) of the Code). We have financed our purchases of investment securities with the net proceeds of equity offerings and borrowings under repurchase agreements whose interest rates adjust based on changes in short-term market interest rates.

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

     At December 31, 2005, approximately 55% of our investment securities were adjustable-rate pass-though certificates, approximately 39% of our investment securities were fixed-rate pass-through certificates or CMOs, and approximately 6% of our investment securities were CMO floaters. Our adjustable-rate pass-through certificates are backed by adjustable-rate mortgage loans and have coupon rates which adjust over time, subject to interest rate caps and lag periods, in conjunction with changes in short-term interest rates. Our fixed-rate pass-through certificates are backed by fixed-rate mortgage loans and have coupon rates which do not adjust over time. CMO floaters are tranches of mortgage-backed securities where the interest rate adjusts in conjunction with changes in short-term interest rates. CMO floaters may be backed by fixed-rate mortgage loans or, less often, by adjustable-rate mortgage loans. In this Form 10-K, except where the context indicates otherwise, we use the term "adjustable-rate securities" or "adjustable-rate investment securities" to refer to adjustable-rate pass-through certificates, CMO floaters, and Agency debentures. At December 31, 2005, the weighted average yield on our portfolio of earning assets was 4.68% and the weighted average term to next rate adjustment on adjustable rate securities was 22 months.

     We may also invest in Federal Home Loan Bank ("FHLB"), FHLMC, and FNMA debentures. We refer to the mortgage-backed securities and agency debentures collectively as "Investment Securities." We intend to continue to invest in adjustable-rate pass-through certificates, fixed-rate mortgage-backed securities, CMO floaters, and Agency debentures. Although we have not done so to date, we may also invest on a limited basis in mortgage derivative securities representing the right to receive interest only or a disproportionately large amount of interest. We have not and will not invest in real estate mortgage investment conduit ("REMIC") residuals, other CMO residuals or any mortgage-backed securities, such as inverse floaters, which have imbedded leverage as part of their structural characteristics.

     Borrowings

     We attempt to structure our borrowings to have interest rate adjustment indices and interest rate adjustment periods that, on an aggregate basis, correspond generally to the interest rate adjustment indices and periods of our adjustable-rate investment securities. However, periodic rate adjustments on our borrowings are generally more frequent than rate adjustments on our investment securities. At December 31, 2005, the weighted average cost of funds for all of our borrowings was 4.16%, the weighted average original term to maturity was 163 days, and the weighted average term to next rate adjustment of these borrowings was 79 days.

     We generally expect to maintain a ratio of debt-to-equity of between 8:1 and 12:1, although the ratio may vary from time to time depending upon market conditions and other factors that our management deems relevant. For purposes of calculating this ratio, our equity is equal to the value of our investment portfolio on a mark-to-market basis, less the book value of our obligations under repurchase agreements and other collateralized borrowings. At December 31, 2005, our ratio of debt-to-equity was 9.0:1.

     Hedging

     To the extent consistent with our election to qualify as a REIT, we enter into hedging transactions to attempt to protect our investment securities and related borrowings against the effects of major interest rate changes. This hedging would be used to mitigate declines in the market value of our investment securities during periods of increasing or decreasing interest rates and to limit or cap the interest rates on our borrowings. These transactions would be entered into solely for the purpose of hedging interest rate or prepayment risk and not for speculative purposes.

     Compliance with REIT and Investment Company Requirements

     We constantly monitor our investment securities and the income from these securities and, to the extent we enter into hedging transactions, we monitor income from our hedging transactions as well, so as to ensure at all times that we maintain our qualification as a REIT and our exempt status under the Investment Company Act of 1940, as amended.

     Executive Officers of the Company

     The following table sets forth certain information as of March 9, 2006 concerning our executive officers:


        Name                     Age           Position held with the Company
        ----                     ---           ------------------------------

Michael A.J. Farrell             54     Chairman of the Board, Chief Executive
                                        Officer and President

Wellington J. Denahan-Norris     42     Vice Chairman of the Board, Chief
                                        Investment Officer and Chief
                                        Operating Officer

Kathryn F. Fagan                 39     Chief Financial Officer and Treasurer

James P. Fortescue               32     Senior Vice President and
                                        Liability Manager

Kristopher Konrad                31     Senior Vice President and Senior
                                        Portfolio Manager

Rose-Marie Lyght                 32     Senior Vice-President and  Senior
                                        Portfolio Manager

Jeremy Diamond                   42     Managing Director

Ronald Kazel                     38     Managing Director

R. Nicholas Singh                47     Executive Vice President, General
                                        Counsel, Secretary and Chief
                                        Compliance Officer

     Mr. Farrell and Ms. Denahan-Norris have an average of 24 years experience in the investment banking and investment management industries where, in various capacities, they have each managed portfolios of mortgage-backed securities, arranged collateralized borrowings and utilized hedging techniques to mitigate interest rate and other risk within fixed-income portfolios. Ms. Fagan is a certified public accountant and, prior to becoming our Chief Financial Officer and Treasurer, served as Chief Financial Officer and Controller of a publicly owned savings and loan association. Mr. Fortescue joined Annaly in 1997. Mr. Konrad joined Annaly in 1997. Ms. Lyght joined Annaly in April 1999. Mr. Diamond joined Annaly in March 2002. From 1990 to 2002 he was President of Grant's Financial Publishing. Mr. Kazel joined Annaly in December 2001. Prior to that he was a Senior Vice-President in Friedman Billings Ramsey's financial services investment banking group. Mr. Singh joined Annaly in February 2005. Prior to that, he was a partner in the law firm of McKee Nelson LLP, and prior to that, a partner in Sidley Austin Brown & Wood LLP. We had 31 full-time employees at December 31, 2005.

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

     At December 31, 2005, our mortgage-backed securities consist of pass-through certificates and collateralized mortgage obligations issued or guaranteed by FHLMC, FNMA or GNMA. We have not, and will not, invest in REMIC residuals, other CMO residuals or mortgage-backed securities, such as inverse floaters, which have imbedded leverage as part of their structural characteristics.

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

     Mortgage Loans

     As of December 31, 2005, we have not invested directly in mortgage loans, but we may from time-to-time invest a small percentage of our assets directly in single-family, multi-family or commercial mortgage loans. We expect that the majority of these mortgage loans would be ARM pass-through certificates. The interest rate on an ARM pass-through certificate is typically tied to an index (such as LIBOR or the interest rate on Treasury bills), and is adjustable periodically at specified intervals. These mortgage loans are typically subject to lifetime interest rate caps and periodic interest rate or payment caps. The acquisition of mortgage loans generally involves credit risk. We may obtain credit enhancement to mitigate this risk; however, there can be no assurances that we will able to obtain credit enhancement or that credit enhancement would mitigate the credit risk of the underlying mortgage loans.

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

     o    the costs of financing, hedging and managing the asset.

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

     We do not invest in principal-only interests in mortgage-backed securities, residual interests, accrual bonds, inverse-floaters, two-tiered index bonds, cash flow bonds, mortgage-backed securities with embedded leverage or mortgage-backed securities that would be deemed unacceptable for collateralized borrowings, excluding shares in mortgage REITs.

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

     Capital and Leverage

     We expect generally to maintain a debt-to-equity ratio of between 8:1 and 12:1, although the ratio may vary from time-to-time depending upon market conditions and other factors our management deems relevant, including the composition of our balance sheet, haircut levels required by lenders, the market value of the mortgage-backed securities in our portfolio and "excess capital cushion" percentages (as described below) set by our board of directors from time to time. For purposes of calculating this ratio, our equity (or capital base) is equal to the value of our investment portfolio on a mark-to-market basis less the book value of our obligations under repurchase agreements and other collateralized borrowings. At December 31, 2005, our ratio of debt-to-equity was 9.0:1.

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

     The first component of our capital requirements is the current aggregate over-collateralization amount or "haircut" the lenders require us to hold as capital. The haircut for each mortgage-backed security is determined by our lenders based on the risk characteristics and liquidity of the asset. Haircut levels on individual borrowings generally range from 3% for certain FHLMC, FNMA or GNMA mortgage-backed securities to 20% for certain privately-issued mortgage-backed securities. At December 31, 2005, the weighted average haircut level on our securities was 3.3%. Should the market value of our pledged assets decline, we will be required to deliver additional collateral to our lenders to maintain a constant over-collateralization level on our borrowings.

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

     We purchase from time-to-time interest rate swaps. We may in the future enter into interest rate collars, interest rate caps or floors, "interest only" mortgage-backed securities and similar instruments to attempt to mitigate the risk of the cost of our variable rate liabilities increasing at a faster rate than the earnings on our assets during a period of rising interest rates or to mitigate prepayment risk. We may hedge as much of the interest rate risk as our management determines is in our best interests, given the cost of the hedging transactions and the need to maintain our status as a REIT. This determination may result in our electing to bear a level of interest rate or prepayment risk that could otherwise be hedged when management believes, based on all relevant facts, that bearing the risk is advisable.

     We seek to build a balance sheet and undertake an interest rate risk management program which is likely to generate positive earnings and maintain an equity liquidation value sufficient to maintain operations given a variety of potentially adverse circumstances. Accordingly, our interest rate risk management program addresses both income preservation, as discussed above, and capital preservation concerns. For capital preservation, we monitor our "duration." This is the expected percentage change in market value of our assets that would be caused by a 1% change in short and long-term interest rates. To monitor weighted average duration and the related risks of fluctuations in the liquidation value of our equity, we model the impact of various economic scenarios on the market value of our mortgage-backed securities and liabilities. At December 31, 2005, we estimate that the duration of our assets was 1.80, with the swap transactions the weighted average duration is 1.63. We believe that our interest rate risk management program will allow us to maintain operations throughout a wide variety of potentially adverse circumstances. Nevertheless, in order to further preserve our capital base (and lower our duration) during periods when we believe a trend of rapidly rising interest rates has been established, we may decide to increase hedging activities or to sell assets. Each of these actions may lower our earnings and dividends in the short term to further our objective of maintaining attractive levels of earnings and dividends over the long term.

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

     Employees

     As of December 31, 2005, we had 31 full time employees. None of our employees are subject to any collective bargaining agreements. We believe we have good relations with our employees.

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

ITEM 1A. RISK FACTORS
---------------------

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

     These indices generally reflect short-term interest rates. On December 31, 2005, approximately 61% of our investment securities were adjustable-rate securities.

     The interest rates on our borrowings similarly vary with changes in an objective index. Nevertheless, the interest rates on our borrowings generally adjust more frequently than the interest rates on our adjustable-rate investment securities. For example, on December 31, 2005, our adjustable-rate investment securities had a weighted average term to next rate adjustment of 22 months, while our borrowings had a weighted average term to next rate adjustment of 79 days. Accordingly, in a period of rising interest rates, we could experience a decrease in net income or a net loss because the interest rates on our borrowings adjust faster than the interest rates on our adjustable-rate investment securities.

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

o Because we acquire fixed-rate securities, an increase in interest rates may adversely affect our profitability

     While the majority of our investments consist of adjustable-rate investment securities, we also invest in fixed-rate mortgage-backed securities. In a period of rising interest rates, our interest payments could increase while the interest we earn on our fixed-rate mortgage-backed securities would not change. This would adversely affect our profitability. On December 31, 2005, approximately 39% of our investment securities were fixed-rate securities.

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

     We also can acquire mortgage-backed securities that are less affected by prepayments. For example, we can acquire CMOs, a type of mortgage-backed security. CMOs divide a pool of mortgage loans into multiple tranches that allow for shifting of prepayment risks from slower-paying tranches to faster-paying tranches. This is in contrast to pass-through or pay-through mortgage-backed securities, where all investors share equally in all payments, including all prepayments. As discussed below, the Investment Company Act imposes restrictions on our purchase of CMOs. On December 31, 2005, approximately 6% of our mortgage-backed securities were CMOs and approximately 55% of our mortgage-backed securities were pass-through or pay-through securities.

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

o    Liquidation of collateral may jeopardize our REIT status

     To continue to qualify as a REIT, we must comply with requirements regarding our assets and our sources of income. If we are compelled to liquidate our investment securities, we may be unable to comply with these requirements, ultimately jeopardizing our status as a REIT and our failure to qualify as a REIT will have adverse tax consequences.

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

Our hedging strategies may not be successful in mitigating the risks associated with interest rates.

     Our policies permit us to enter into interest rate swaps, caps and floors and other derivative transactions to help us mitigate our interest rate and prepayment risks described above. We have used interest rate swaps to provide a level of protection against interest rate risks, but no hedging strategy can protect us completely. We cannot assure you that our use of derivatives will offset the risks related to changes in interest rates. It is likely that there will be periods in the future during which we will incur losses on our derivative financial instruments that will not be fully offset by gains on our portfolio. The derivative financial instruments we select may not have the effect of reducing our interest rate risk. In addition, the nature and timing of hedging transactions may influence the effectiveness of these strategies. Poorly designed strategies or improperly executed transactions could significantly increase our risk and lead to material losses. In addition, hedging strategies involve transaction and other costs. Our hedging strategy and the derivatives that we use may not adequately offset the risk of interest rate volatility or that our hedging transactions may not result in losses.

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

We are dependent on our key personnel

     We are dependent on the efforts of our key officers and employees, including Michael A. J. Farrell, our Chairman of the board of directors, Chief Executive Officer and President, Wellington J. Denahan-Norris, our Vice Chairman, Chief Operating Officer and Chief Investment Officer, and Kathryn F. Fagan, our Chief Financial Officer and Treasurer. The loss of any of their services could have an adverse effect on our operations. Although we have employment agreements with each of them, we cannot assure you they will remain employed with us.

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

     A REIT that fails the quarterly asset tests for one or more quarters will not lose its REIT status as a result of such failure if either (i) the failure is regarded as a de minimis failure under standards set out in the Internal Revenue Code, or (ii) the failure is greater than a de minimis failure but is attributable to reasonable cause and not willful neglect. In the case of a greater than de minimis failure, however, the REIT must pay a tax and must remedy the failure within 6 months of the close of the quarter in which the failure was identified. In addition, the Internal Revenue Code provides relief for failures of other tests imposed as a condition of REIT qualification, as long as the failures are attributable to reasonable cause and not willful neglect. A REIT would be required to pay a penalty of $50,000, however, in the case of each failure.

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

o If interest accrues on indebtedness owed by a taxable REIT subsidiary to its parent REIT at a rate in excess of a commercially reasonable rate, or if transactions between a REIT and a taxable REIT subsidiary are entered into on other than arm's-length terms, the REIT may be subject to a penalty tax

     If interest accrues on an indebtedness owed by a taxable REIT subsidiary to its parent REIT at a rate in excess of a commercially reasonable rate, the REIT is subject to tax at a rate of 100% on the excess of (i) interest payments made by a taxable REIT subsidiary to its parent REIT over (ii) the amount of interest that would have been payable had interest accrued on the indebtedness at a commercially reasonable rate. A tax at a rate of 100% is also imposed on any transaction between a taxable REIT subsidiary and its parent REIT to the extent the transaction gives rise to deductions to the taxable REIT subsidiary that are in excess of the deductions that would have been allowable had the transaction been entered into on arm's-length terms. We will scrutinize all of our transactions with FIDAC in an effort to ensure that we do not become subject to these taxes. We may not be able to avoid application of these taxes.

Risks of Ownership of Our Common Stock

     o Issuances of large amounts of our stock could cause the market price of our common stock to decline

     As of March 7, 2006, 123,701,656 shares of our common stock were outstanding. If we issue a significant number of shares of common stock or securities convertible into common stock in a short period of time, there could be a dilution of the existing common stock and a decrease in the market price of the common stock.

     o    We may change our policies without stockholder approval

     Our board of directors and management determine all of our policies, including our investment, financing and distribution policies. They may amend or revise these policies at any time without a vote of our stockholders. Policy changes could adversely affect our financial condition, results of operations, the market price of our common stock or our ability to pay dividends or distributions.

     o Our governing documents and Maryland law impose limitations on the acquisition of our common stock and changes in control that could make it more difficult for a third party to acquire us

     Maryland Business Combination Act
     ---------------------------------

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

     Maryland Control Share Acquisition Act
     --------------------------------------

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

     If voting rights for control shares are approved at a stockholders' meeting and the acquirer becomes entitled to vote a majority of the shares of stock entitled to vote, all other stockholders may obtain rights as objecting stockholders and, there under, exercise appraisal rights. This means that you would be able to force us to redeem your stock for fair value. Under Maryland law, the fair value may not be less than the highest price per share paid in the control share acquisition. Furthermore, certain limitations otherwise applicable to the exercise of dissenters' rights would not apply in the context of a control share acquisition. The control share acquisition statute would not apply to shares acquired in a merger, consolidation or share exchange if we were a party to the transaction. The control share acquisition statute could have the effect of discouraging offers to acquire us and of increasing the difficulty of consummating any such offers, even if our acquisition would be in our stockholders' best interests.

Regulatory Risks

     o    Loss of Investment Company Act exemption would adversely affect us

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

     o Compliance with proposed and recently enacted changes in securities laws and regulations increase our costs

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

Issuances of shares to FIDAC shareholders

     As a result of our acquisition of FIDAC, FIDAC shareholders may receive additional shares of our common stock as an earn-out in 2007 worth up to $49,500,000 if FIDAC meets specific performance goals under the merger agreement. We cannot calculate how many shares we will issue under the earn-out provisions since that will vary depending upon whether and the extent to which FIDAC achieves specific performance goals. Even if FIDAC achieves specific performance goals for a fiscal year, the number of additional shares to be issued to the FIDAC shareholders will vary depending on our average share price for the first 20 trading days of the following fiscal year. Issuance of these shares may be dilutive to our shareholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS
----------------------------------

None.

ITEM 2. PROPERTIES
------------------

     Our executive and administrative office is located at 1211 Avenue of the Americas, Suite 2902 New York, New York 10036, telephone 212-696-0100. This office is leased under a non-cancelable lease expiring December 31, 2009.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

     From time to time, we are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial statements.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

     We did not submit any matters to a vote of our stockholders during the fourth quarter of 2005.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
        -----------------------------------------

     Our common stock began trading publicly on October 8, 1997 and is traded on the New York Stock Exchange under the trading symbol "NLY". As of March 7, 2006, we had 123,701,656 shares of common stock issued and outstanding which were held by approximately 120,000 holders of record.

     The following table sets forth, for the periods indicated, the high, low, and closing sales prices per share of our common stock as reported on the New York Stock Exchange composite tape and the cash dividends declared per share of our common stock.

                                                    Stock Prices

                                            High      Low       Close

First Quarter ended March 31, 2005          $20.01    $17.34    $18.76
Second Quarter ended June 30, 2005          $20.01    $17.68    $17.93
Third Quarter ended September 30, 2005      $18.05    $12.49    $12.95
Fourth Quarter ended December 31, 2005      $12.90    $10.90    $10.94

                                            High      Low       Close

First Quarter ended March 31, 2004          $21.22    $18.15    $18.02
Second Quarter ended June 30, 2004          $19.63    $15.94    $16.09
Third Quarter ended September 30, 2004      $18.44    $15.95    $16.71
Fourth Quarter ended December 31, 2004      $20.53    $16.33    $19.62


                                               Common Dividends
                                               Declared Per Share

First Quarter ended March 31, 2005                    $0.45
Second Quarter ended June 30, 2005                    $0.36
Third Quarter ended September 30, 2005                $0.13
Fourth Quarter ended December 31, 2005                $0.10

First Quarter ended March 31, 2004                    $0.50
Second Quarter ended June 30, 2004                    $0.48
Third Quarter ended September 30, 2004                $0.50
Fourth Quarter ended December 31, 2004                $0.50



     We intend to pay quarterly dividends and to distribute to our stockholders all or substantially all of our taxable income in each year (subject to certain adjustments). This will enable us to qualify for the tax benefits accorded to a REIT under the Code. We have not established a minimum dividend payment level and our ability to pay dividends may be adversely affected for the reasons described under the caption "Risk Factors." All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our REIT status and such other factors as our board of directors may deem relevant from time to time. No dividends can be paid on our common stock unless we have paid full cumulative dividends on our preferred stock. From the date of issuance of our preferred stock through December 31, 2005, we have paid full cumulative dividends on our preferred stock.

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

     The following table provides information as of December 31, 2005 concerning shares of our common stock authorized for issuance under our existing Incentive Plan.


                                                                                             Number of securities
                                                                                            remaining available for
                                Number of securities to be    Weighted-average exercise      future issuance under
                                  issued upon exercise of       price of outstanding       Incentive Plan (excluding
        Plan Category               outstanding options                options                previously issued)
---------------------------------------------------------------------------------------------------------------------
Incentive Plan approved by
shareholders                             2,333,593                     $16.10                    6,599,328(1)
Incentive Plan not approved                  -                            -                            -
by shareholders                 ------------------------------------------------------------------------------------
Total                                    2,333,593                     $16.10                      6,599,328
                                ====================================================================================


(1) The Incentive Plan authorizes the granting of options or other awards for an aggregate of the greater of 500,000 or 9.5% of the outstanding shares on a fully diluted basis of our common stock up to a ceiling of 8,932,921 shares.

ITEM 6.     SELECTED FINANCIAL DATA
-----------------------------------

     The following selected financial data are derived from our audited financial statements for the years ended December 31, 2005, 2004, 2003, 2002, and 2001. The selected financial data should be read in conjunction with the more detailed information contained in the Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

                             SELECTED FINANCIAL DATA
                (dollars in thousands, except for per share data)

                                                     For the Year   For the Year   For the Year    For the Year   For the Year
                                                        Ended           Ended          Ended          Ended           Ended
                                                     December 31,   December 31,   December 31,    December 31,    December 31,
                                                         2005           2004           2003            2002           2001
                                                   ------------------------------------------------------------------------------
Statement of Operations Data:
     Interest income                                       $705,046       $532,328       $337,433        $404,165       $263,058
     Interest expense                                       568,560        270,116        182,004         191,758        168,055
                                                   ------------------------------------------------------------------------------
     Net interest income                                   $136,486       $262,212       $155,429        $212,407        $95,003
Other (loss) income:
     Investment advisory and service fees                    35,625         12,512              -               -              -
     (Loss) gain on sale of investment securities          (53,238)          5,215         40,907          21,063          4,586
     Loss on other than temporarily impaired
        Securities                                         (83,098)              -              -               -              -
                                                   ------------------------------------------------------------------------------
        Total other (loss) income                         (100,711)         17,727         40,907          21,063          4,586
                                                   ------------------------------------------------------------------------------
Expenses
     Distribution fees                                        8,000          2,860              -               -              -
     General and administrative expenses                     26,278         24,029         16,233          13,963          7,311
                                                   ------------------------------------------------------------------------------
      Total Expenses:                                        34,278         26,889         16,233          13,963          7,311
                                                   ------------------------------------------------------------------------------

Income before income  taxes                                   1,497        253,050        180,103         219,507         92,278

                                                   ------------------------------------------------------------------------------
Income taxes                                                 10,744          4,458              -               -              -
                                                   ------------------------------------------------------------------------------

                                                   ------------------------------------------------------------------------------
Net (loss) income                                           (9,247)        248,592        180,103         219,507         92,278

                                                   ------------------------------------------------------------------------------
Dividends on preferred stock                                 14,593          7,745              -               -              -
                                                   ------------------------------------------------------------------------------

                                                   ------------------------------------------------------------------------------
Net (loss) income related to common shareholders          ($23,840)       $240,847       $180,103        $219,507        $92,278
                                                   ==============================================================================

Basic net (loss) income per average common share            ($0.19)          $2.04          $1.95           $2.68          $2.23
Diluted net (loss) income per average common share          ($0.19)          $2.03          $1.94           $2.67          $2.21
Dividends declared per common share                           $1.04          $1.98          $1.95           $2.67          $1.75
Dividends declared per preferred share                        $1.97          $1.45              -               -              -

                                                     December 31,   December 31,   December 31,    December 31,   December 31,
Balance Sheet Data:                                      2005           2004           2003            2002           2001
                                                   ------------------------------------------------------------------------------
     Mortgage-Backed Securities, at fair value          $15,929,864    $19,038,386    $11,956,512     $11,551,857     $7,575,379
     Agency Debentures, at fair value                             -        390,509        978,167               -              -
     Total assets                                        16,063,422     19,560,299     12,990,286      11,659,084      7,717,314
     Repurchase agreements                               13,576,301     16,707,879     11,012,903      10,163,174      6,367,710
     Total liabilities                                   14,559,399     17,859,829     11,841,066      10,579,018      7,049,957
     Stockholders' equity                                 1,504,023      1,700,470      1,149,220       1,080,066        667,357
     Number of common shares outstanding                123,684,931    121,263,000     96,074,096      84,569,206     59,826,975

                                                  For the Year    For the Year   For the Year   For the Year    For the Year
                                                      Ended          Ended           Ended          Ended          Ended
                                                  December 31,    December 31,   December 31,   December 31,    December 31,
Other Data:                                           2005            2004           2003           2002            2001
                                                 ------------------------------------------------------------------------------
     Average total assets                            $18,724,075     $17,293,174    $12,975,039    $10,486,423      $5,082,852
     Average investment securities                    18,543,749      16,399,184     12,007,333      9,575,365       4,682,778
     Average borrowings                               17,408,828      15,483,118     11,549,368      9,128,933       4,388,900
     Average equity                                    1,614,743       1,550,076      1,122,633        978,107         437,376
     Yield on average interest earning assets              3.80%           3.25%          2.81%          4.22%           5.62%
     Cost of funds on average interest bearing
          liabilities                                      3.27%           1.74%          1.58%          2.10%           3.83%
     Interest rate spread                                  0.53%           1.51%          1.23%          2.12%           1.79%

Financial Ratios:
     Net interest margin (net interest
           income/average total assets)                    0.73%           1.52%          1.20%          2.03%           1.87%
     G&A expense as a percentage of average
           total assets                                    0.14%           0.14%          0.13%          0.13%           0.14%
     G&A expense as a percentage of average
          equity                                           1.63%           1.55%          1.45%          1.43%           1.67%
     Return on average total assets                      (0.05%)           1.44%          1.39%          2.09%           1.82%
     Return on average equity                            (0.57%)          16.04%         16.04%         22.44%          21.10%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          -------------------------

Overview

     We are a self-managed real estate investment trust ("REIT") that owns and manages a portfolio of mortgage-backed securities and agency debentures. Our principal business objective is to generate net income for distribution to our stockholders from the spread between the interest income on our investment securities and the costs of borrowing to finance our acquisition of investment securities.

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

     The results of our operations are affected by various factors, many of which are beyond our control. Our results of operations primarily depend on, among other things, the level of our net interest income, the market value of our assets and the supply of and demand for such assets. Our net interest income, which reflects the amortization of purchase premiums and accretion of discounts, varies primarily as a result of changes in interest rates, borrowing costs and prepayment speeds, the behavior of which involves various risks and uncertainties. Prepayment speeds, as reflected by the Constant Prepayment Rate, or CPR, and interest rates vary according to the type of investment, conditions in financial markets, competition and other factors, none of which can be predicted with any certainty. In general, as prepayment speeds on our Mortgage-Backed Securities portfolio increase, related purchase premium amortization increases, thereby reducing the net yield on such assets. The CPR on our Mortgage Backed Securities portfolio averaged 27% and 29% for the years ended December 31, 2005 and 2004, respectively. Since changes in interest rates may significantly affect our activities, our operating results depend, in large part, upon our ability to effectively manage interest rate risks and prepayment risks while maintaining our status as a REIT.

     During the fourth quarter of 2005, the Company sold assets and began purchasing assets in the current rate environment. With the federal funds interest rate continuing to rise in the fourth quarter of the year, the Company sold lower yielding assets and began replacing them with higher yielding assets. Certain assets that were purchased in the much lower interest rate environment of 2003 and 2004 are unlikely to recover to their amortized cost basis and were not providing attractive returns on a cash flow basis.

     We have shortened contractual maturities on borrowings, such that our weighted average contractual maturity on our repurchase agreements was 163 days at December 31, 2005, as compared to 211 days at December 31, 2004. The reason maturities have shortened is because the three year repurchase agreements are closer to maturity date. Additional three year repurchase agreements have not been entered into, due to the level of funding rates being offered.

         The table below provides quarterly information regarding our average balances, interest income, interest expense, yield on assets, cost of funds and net interest income for the quarterly periods presented.

                                                Yield on
                         Average                 Average     Average                            Net
                        Investment    Total      Interest   Balance of             Average    Interest
                        Securities   Interest    Earning   Repurchase    Interest  Cost of     Income    Net Interest
                         Held (1)     Income     Assets    Agreements    Expense    Funds      (loss)     Rate Spread
----------------------------------------------------------------------------------------------------------------------
                                 (ratios for the quarters have been annualized, dollars in thousands)
----------------------------------------------------------------------------------------------------------------------
Quarter Ended
  December 31, 2005     $17,551,868   $179,688    4.10%    $16,547,971   $165,766   4.01%     $13,922        0.09%
Quarter Ended
  September 30, 2005    $18,906,350   $177,474    3.75%    $17,672,690   $155,043   3.51%     $22,431        0.24%
Quarter Ended
  June 30, 2005         $18,918,577   $171,595    3.63%    $17,658,408   $133,758   3.03%     $37,837        0.60%
Quarter Ended
  March 31, 2005        $18,798,200   $176,289    3.75%    $17,756,241   $113,993   2.57%     $62,296        1.18%


(1) Does not reflect unrealized gains/(losses).

         The following table presents the CPR experienced on our Mortgage-Backed Securities portfolio, on an annualized basis, for the quarterly periods presented.

Quarter Ended                        CPR
-------------                        ---
December 31, 2005                    28%
September 30, 2005                   28%
June 30, 2005                        27%
March 31, 2005                       25%
December 31, 2004                    27%
September 30, 2004                   25%
June 30, 2004                        33%
March 31, 2004                       31%

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

     Market Valuation of Investment Securities: All assets classified as available-for-sale are reported at fair value, based on market prices. Although we generally intend to hold most of our Investment Securities until maturity, we may, from time to time, sell any of our Investment Securities as part our overall management of our portfolio. Accordingly, we are required to classify all of our Investment Securities as available-for-sale. Our policy is to obtain market values from independent sources. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Investments with unrealized losses are not considered other-than-temporarily impaired if the Company has the ability and intent to hold the investments for a period of time, to maturity if necessary, sufficient for a forecasted market price recovery up to or beyond the cost of the investments. Unrealized losses on Investment Securities that are considered other than temporary, as measured by the amount of decline in fair value attributable to factors other than temporary, are recognized in income and the cost basis of the Investment Securities is adjusted. Other-than-temporary impaired losses on securities totaled $83.1 million at December 31, 2005. There were no such adjustments for the years ended December 31, 2004 and 2003.

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

     Income Taxes: We have elected to be taxed as a Real Estate Investment Trust (or REIT) and intend to comply with the provisions of the Internal Revenue Code of 1986, as amended (or the Code), with respect thereto. Accordingly, the Company will not be subjected to federal income tax to the extent of its distributions to shareholders and as long as certain asset, income and stock ownership tests are met. The Company and FIDAC have made a joint election to treat FIDAC as a taxable REIT subsidiary. As such, FIDAC is taxable as a domestic C corporation and subject to federal and state and local income taxes based upon its taxable income.

Results of Operations

     Net Income Summary

     For the year ended December 31, 2005, our net loss was $9.2 million or $0.19 basic loss per average share related to common shareholders, as compared to $248.6 million net income or $2.04 basic earnings per average share for the year ended December 31, 2004. For the year ended December 31, 2003, our net income was $180.1 million or $1.95 basic earnings per average share related to common shareholders. Net income per average share decreased by $2.23 and total net income decreased $257.8 million for the year ended December 31, 2005, when compared to the year ended December 31, 2004. We attribute the decrease in total net income for the year ended December 31, 2005 compared to the year ended December 31, 2004 to the decline in interest rate spread, losses on sales of securities, and losses on other-than-temporarily impaired securities. The interest rate spread decreased from 1.51% for the year ended December 31, 2004 to 0.53% for the year ended December 31, 2005. The total amortization for the year ended December 31, 2005 was $154.3 million and for the year ended December 31, 2004 was $179.6 million. For the year ended December 31, 2005, net loss on sale of Mortgage-Backed Securities was $53.2 million, as compared to a net gain of $5.2 million in 2004. The table below presents the net (loss) income summary for the years ended December 31, 2005, 2004, 2003, 2002, and 2001.

                                                           Net (Loss) Income Summary
                                             (dollars in the thousands, except for per share data)

                                                     Year Ended      Year Ended     Year Ended
                                                      December      December 31,   December 31,
                                                      31, 2005          2004           2003
                                                    ---------------------------------------------

Interest income                                          $705,046        $532,328       $337,433
Interest expense                                          568,560         270,116        182,004
                                                    ---------------------------------------------
Net interest income                                       136,486         262,212        155,429
                                                    ---------------------------------------------
Other (loss) income:
  Investment advisory and service fees                     35,625          12,512              -
  (Loss) gain on sale of investment securities           (53,238)           5,215         40,907
 Loss on other-than-temporarily impaired
securities                                               (83,098)               -              -
                                                    ---------------------------------------------
     Total other (loss) income                          (100,711)          17,727         40,907

Expenses:
  Distribution fees                                         8,000           2,860              -
  General and administrative expenses                      26,278          24,029         16,233
                                                    ---------------------------------------------
     Total expenses                                        34,278          26,889         16,233
                                                    ---------------------------------------------

Income before income  taxes                                 1,497         253,050        180,103

Income taxes                                               10,744           4,458              -

                                                    ---------------------------------------------
Net (loss) income                                        ($9,247)         248,592        180,103

Dividends on preferred stock                               14,593           7,745              -
                                                    ---------------------------------------------
Net (loss) income related to common shareholders        ($23,840)        $240,847       $180,103
                                                    =============================================

Weighted average number of basic common shares
outstanding                                           122,475,032     118,223,330     92,215,352
Weighted average number of diluted common shares
outstanding                                           122,475,032     118,459,145     93,031,253


Basic net (loss) income per average common share          ($0.19)           $2.04          $1.95

Diluted net (loss) income per average common share        ($0.19)           $2.03          $1.94

Average total assets                                  $18,724,075     $17,293,174    $12,975,039
Average equity                                          1,614,743       1,550,076      1,122,633

Return on average total assets                            (0.05%)           1.44%          1.39%
Return on average equity                                  (0.57%)          16.04%         16.04%


     Interest Income and Average Earning Asset Yield

We had average earning assets of $18.5 billion for the year ended December 31, 2005. We had average earning assets of $16.4 billion for the year ended December 31, 2004. We had average earning assets of $12.0 billion for the year ended December 31, 2003. Our primary source of income is interest income. Our interest income was $705 million for the year ended December 31, 2005, $532.3 million for the year ended December 31, 2004, and $337.4 million for the year ended December 31, 2003. The yield on average investment securities was 3.80%, 3.25%, and 2.81% for the respective periods.

     Interest Expense and the Cost of Funds

     We anticipate that our largest expense will be the cost of borrowed funds. We had average borrowed funds of $17.4 billion and total interest expense of $568.6 million for the year ended December 31, 2005. We had average borrowed funds of $15.5 billion and total interest expense of $270.1 million for the year ended December 31, 2004. We had average borrowed funds of $11.5 billion and total interest expense of $182.0 million for the year ended December 31, 2003. Our average cost of funds was 3.27% for the year ended December 31, 2005 and 1.74% for the year ended December 31, 2004 and 1.58% for the year December 31, 2003. The cost of funds rate increased by 153 basis points and the average borrowed funds increased by $1.9 billion for the year ended December 31, 2005 when compared to the year ended December 31, 2004. Interest expense for the year 2004 increased by $88.1 million over the prior year due to the substantial increase in the average repurchase balance and the increase in the cost of funds rate. The cost of funds rate increased by 16 basis points and the average borrowed funds increased by $4.0 billion for the year ended December 31, 2004, when compared to the year ended December 31, 2003. Interest expense for the year ended December 31, 2004 increased by $298.5 million over the previous year due to the increase in the average repurchase balance and substantial increase in the cost of funds rate. Since a substantial portion of our repurchase agreements are short term, changes in market rates are directly reflected in our interest expense. Our average cost of funds was 0.06% below average one-month LIBOR and 0.45% below average six-month LIBOR for the year ended December 31, 2005. Our average cost of funds was 0.24% above average one-month LIBOR and 0.06% below average six-month LIBOR for the year ended December 31, 2004. Since the Federal Reserve continued to raise the federal funds rate after December 31, 2005, we will experience an increase in funding cost.

     The table below shows our average borrowed funds and average cost of funds as compared to average one-month and average six-month LIBOR for the years ended December 31, 2005, 2004, 2003, 2002, and 2001 and the four quarters in 2005.

                              Average Cost of Funds
                              ---------------------
 (Ratios for the four quarters in 2005 have been annualized, dollars in thousands)

                                                                                 Average                    Average
                                                                                One-Month    Average Cost   Cost of
                                                                                  LIBOR       of Funds       Funds
                                                                               Relative to   Relative to   Relative to
                           Average              Average   Average    Average     Average       Average       Average
                           Borrowed   Interest  Cost of  One-Month  Six-Month   Six-Month     One-Month     Six-Month
                            Funds     Expense    Funds     LIBOR      LIBOR       LIBOR         LIBOR         LIBOR
                           --------   --------  -------  ---------  ---------  -----------   ------------  -----------
For the Year Ended
  December 31,2005       $17,408,828  $568,560   3.27%     3.33%      3.72%      (0.39%)       (0.06%)       (0.45%)
For the Year Ended
  December 31 2004       $15,483,118  $270,116   1.74%     1.50%      1.80%      (0.30%)        0.24%        (0.06%)
For the Year Ended
  December  31, 2003     $11,549,368  $182,004   1.58%     1.21%      1.23%      (0.02%)        0.37%         0.35%
For the Year Ended
  December  31, 2002      $9,128,933  $191,758   2.10%     1.77%      1.88%      (0.11%)        0.33%         0.22%
For the Year Ended
  December  31, 2001      $4,388,900  $168,055   3.83%     3.88%      3.73%       0.15%        (0.05%)        0.10%
----------------------------------------------------------------------------------------------------------------------
For the Quarter Ended
  December 31, 2005      $16,547,972  $165,766   4.01%     4.10%      4.46%      (0.36%)       (0.09%)       (0.45%)
For the Quarter Ended
  September 30, 2005     $17,672,690  $155,043   3.51%     3.54%      3.91%      (0.37%)       (0.03%)       (0.40%)
For the Quarter Ended
  June 30, 2005          $17,658,408  $133,758   3.03%     3.05%      3.43%      (0.38%)       (0.02%)       (0.40%)
For the Quarter Ended
  March 31, 2005         $17,756,241  $113,993   2.57%     2.58%      3.02%      (0.44%)       (0.01%)       (0.45%)

     Net Interest Income

     Our net interest income which equals interest income less interest expense, totaled $136.5 million for the year ended December 31, 2005, $262.2 million for the year ended December 31, 2004 and $155.4 million for the year ended December 31, 2003. Our net interest income decreased because the increase in the cost of funding on our repurchase agreements was only partially offset by the increase in yield on our investment securities. Our net interest spread, which equals the yield on our average assets for the period less the average cost of funds for the period, was 0.53% for the year ended December 31, 2005 as compared to 1.51% for the year ended December 31, 2004. This 98 basis point decrease was the result in the increased funding cost of 153 basis points, offset by the increase in yield of 55 basis points. Our net interest income increased $106.8 million for the year ended December 31, 2004 over the prior year. Our net interest income increased because of the increase in our assets that resulted from the common stock and preferred stock offerings during 2004.

     The table below shows our interest income by earning asset type, average earning assets by type, total interest income, interest expense, average repurchase agreements, average cost of funds, and net interest income for the years ended December 31, 2005, 2004, 2003, 2002, and 2001 and the four quarters in 2005.

                               Net Interest Income
 (Ratios for the four quarters in 2005 have been annualized, dollars in thousands)



                        Average                                 Average              Average              Net
                       Investment    Total     Yield Average   Balance of             Cost     Net      Interest
                       Securities   Interest     Interest      Repurchase   Interest   of    Interest     Rate
                          Held       Income    Earning Assets  Agreements   Expense   Funds   Income     Spread

For the Year Ended
  December 31, 2005    $18,543,749   $705,046      3.80%      $17,408,827   $568,560   3.27%  $136,486    0.53%
For the Year Ended
  December 31, 2004    $16,399,184   $532,328      3.25%      $15,483,118   $270,116   1.74%  $262,212    1.51%
For the Year Ended
  December 31, 2003    $12,007,333   $337,433      2.81%      $11,549,368   $182,004   1.58%  $155,429    1.23%
For the Year Ended
  December 31, 2002     $9,575,365   $404,165      4.22%       $9,128,933   $191,758   2.10%  $212,407    2.12%
For the Year Ended
  December 31, 2001     $4,682,778   $263,058      5.62%       $4,388,900   $168,055   3.83%   $95,003    1.79%
-----------------------------------------------------------------------------------------------------------------
For the Quarter Ended
  December 31, 2005    $17,551,868   $179,688      4.10%      $16,547,972   $165,766   4.01%   $13,922    0.09%
For the Quarter Ended
  September 30, 2005   $18,906,350   $177,474      3.75%      $17,672,690   $155,043   3.51%   $22,431    0.24%
For the Quarter Ended
  June 30, 2005        $18,918,577   $171,595      3.63%      $17,658,408   $133,758   3.03%   $37,837    0.60%
For the Quarter Ended
  March 31, 2005       $18,798,200   $176,289      3.75%      $17,756,241   $113,993   2.57%   $62,296    1.18%


     Investment Advisory and Service Fees

     FIDAC is a registered investment advisor that generally receives annual net investment advisory fees of approximately 10 to 20 basis points of the gross assets it manages, assists in managing or supervises. At December 31, 2005, FIDAC had under management approximately $2.3 billion in net assets and $18.7 billion in gross assets, compared to $1.9 billion in net assets and $15.9 billion in gross assets at December 31, 2004. Net investment advisory and service fees for the year ended December 31, 2005 totaled $27.6 million, net of fees paid to third parties pursuant to distribution service agreements for facilitating and promoting distribution of shares or units to FIDAC's clients. Gross assets under management will vary from time to time because of changes in the amount of net assets FIDAC manages as well as changes in the amount of leverage used by the various funds and accounts FIDAC manages. Although net assets under management increased by approximately $400 million from December 31, 2004 to December 31, 2005, net assets under management began to decline after September 30, 2005 due both to the reduction of their market value and redemptions. In addition, during the first quarter of 2006, FIDAC was notified that an additional $130 million in net assets would be removed from its management although FIDAC would continue to receive advisory fees on these assets until June 1, 2006. FIDAC's net advisory fees are included in our consolidated financial statements post our acquisition of FIDAC on June 4, 2004.

     Gains and Losses on Sales of Investment Securities

     For the year ended December 31, 2005, we sold investment securities with an aggregate historical amortized cost of $3.4 billion for an aggregate loss of $53.2 million. For the year ended December 31, 2004, we sold mortgage-backed securities with an aggregate historical amortized cost of $591.7 million for an aggregate gain of $5.2 million. For the year ended December 31, 2003, we sold mortgage-backed securities with an aggregate historical amortized cost of $2.8 billion for an aggregate gain of $40.9 million. The loss on sale of assets for the year ended December 31, 2005 was due to portfolio rebalancing that was initiated in the fourth quarter of 2005. We determined that certain assets purchased in a much lower interest rate environment of 2003 and 2004 were unlikely to receive their amortized cost basis, and commenced selling these assets. The rebalancing was done with the objective of improving future financial performance. During the year ended December 31, 2003 the amount of sales were higher than in prior years, with the majority of sales occurring during the second quarter. The sales in 2003 occurred because of declining interest rates, which caused fixed rate securities to appreciate significantly and we determined to take advantage of the appreciation. The gain on sale of assets for the year ended December 31, 2004 declined by $35.7 million over the prior year. The difference between the sale price and the historical amortized cost of our Mortgage-Backed Securities is a realized gain and increases income accordingly. We do not expect to sell assets on a frequent basis, but may from time to time sell existing assets to move into new assets, which our management believes might have higher risk-adjusted returns, or to manage our balance sheet as part of our asset/liability management strategy.

     Loss on other-than-temporarily impaired securities

     During the fourth quarter of 2005, in connection with the portfolio rebalancing discussed above, the Company reviewed each of its securities to determine if an other-than-temporary impairment charge would be necessary. It was determined that certain securities that were in an unrealized loss position, the Company did not intend to hold them for a period of time, to maturity if necessary, sufficient for a forecasted market price recovery up to or beyond the cost of the investments. Approximately $2.9 billion face amount of securities were reclassified as other-than-temporarily impaired, with an approximate loss of $83 million.

     General and Administrative Expenses

     General and administrative (or G&A) expenses were $26.3 million for the year ended December 31, 2005, $24.0 million for the year ended December 31, 2004, $16.2 million for the year ended December 31, 2003. G&A expenses as a percentage of average total assets was 0.14%, 0.14%, and 0.13% for the years ended December 31, 2005, 2004, and 2003, respectively. The increase in G&A expenses of $2.3 million for the year December 31, 2005, was primarily the result of increased salaries, directors and officers insurance and additional costs related to FIDAC. Staff increased from 20 at the end of 2003 to 30 at the end of 2004 and 31 at the end of 2005. Salaries and bonuses for the years ended December 31, 2005, 2004, and 2003 were $18.8 million, $17.2 million and $11.5 million. Even with the increased asset base, G&A expense as a percentage of average assets has not increased significantly. The table below shows our total G&A expenses as compared to average total assets and average equity for the years ended December 31, 2005, 2004, 2003, 2002, and 2001, and the four quarters in 2005.

                    G&A Expenses and Operating Expense Ratios
                    -----------------------------------------
(Ratios for the four quarters in 2005 have been annualized, dollars in thousands)

                                                                    Total G&A           Total G&A
                                                                 Expenses/Average   Expenses/Average
                                            Total G&A Expenses        Assets             Equity
                                            ------------------   ----------------   ----------------
For the Year Ended December 31, 2005             $26,278              0.14%               1.63%
For the Year Ended December 31, 2004             $24,029              0.14%               1.55%
For the Year Ended December 31, 2003             $16,233              0.13%               1.45%
For the Year Ended December 31, 2002             $13,963              0.13%               1.43%
For the Year Ended December 31, 2001              $7,311              0.14%               1.67%
----------------------------------------------------------------------------------------------------
For the Quarter Ended December 31, 2005           $6,359              0.14%               1.66%
For the Quarter Ended September 30, 2005          $6,455              0.13%               1.58%
For the Quarter Ended June 30, 2005               $6,800              0.14%               1.64%
For the Quarter Ended March 31, 2005              $6,664              0.14%               1.61%

     Net Income and Return on Average Equity

     Our net loss was $9.2 million for the year ended December 31, 2005, and our net income was $248.6 million for the year ended December 31, 2004 and $180.1 million for the year ended December 31, 2003. Our return on average equity was (0.57%) for the year ended December 31, 2005, 16.04% for the year ended December 31, 2004, and 16.04% for the year ended December 31, 2003. We attribute the decrease in total net income for the year ended December 31, 2005 over the year ended December 31, 2004 to the decrease in interest rate spread, the loss realized on sale of assets during the repositioning and the loss on other-than-temporarily impaired securities. The increase in our net income in 2004, from 2003, was the result of us deploying additional capital of approximately $581.0 million from December 31, 2003 to December 31, 2004 into our strategy. To a lesser extent, the seven months of advisory fee income from FIDAC aided in the income growth for the year 2004.

     The table below shows our net interest income, net investment advisory and service fees, gain on sale of mortgage-backed securities, G&A expenses, loss on other-than-temporarily impaired securities and income taxes each as a percentage of average equity, and the return on average equity for the years ended December 31, 2005, 2004, 2003, 2002, and 2001 and for the four quarters in 2005.


                     Components of Return on Average Equity
                     --------------------------------------
           (Ratios for the four quarters in 2005 have been annualized)

                                                          Net       (Loss) gain
                                                       Investment    on Sale of     Loss on
                                                      Advisory and  Mortgage-Back  other-than-    G&A
                                      Net Interest      Service     Securities/    Temporarily  Expenses/    Income     Return on
                                     Income/Average   Fees/Average    Average       impaired    Average   Taxes/Average  Average
                                         Equity          Equity        Equity      securities    Equity      Equity       Equity
                                     --------------   ------------  -------------  -----------  --------- ------------- ----------
For the Year Ended December 31, 2005      8.45%          1.71%        (3.30%)       (5.15%)       1.63%       0.67%       (0.57%)
For the Year Ended December 31, 2004     16.92%          0.62%         0.34%           -          1.55%       0.29%       16.04%
For the Year Ended December 31, 2003     13.85%            -           3.64%           -          1.45%         -         16.04%
For the Year Ended December 31, 2002     21.72%            -           2.15%           -          1.43%         -         22.44%
For the Year Ended December 31, 2001     21.72%            -           1.05%           -          1.67%         -         21.10%
----------------------------------------------------------------------------------------------------------------------------------
For the Quarter Ended December 31, 2005   3.64%          1.79%       (17.05%)      (21.70%)       1.66%       0.73%      (35.71%)
For the Quarter Ended September 30, 2005  5.50%          2.09%         0.01%           -          1.58%       0.82%        5.20%
For the Quarter Ended June 30, 2005       9.15%          1.82%         2.76%           -          1.64%       0.73%       11.36%
For the Quarter Ended March 31, 2005     15.06%          1.13%         0.14%           -          1.61%       0.38%       14.34%


Financial Condition

     Investment Securities

     All of our Mortgage-Backed Securities at December 31, 2005, 2004, and 2003 were adjustable-rate or fixed-rate mortgage-backed securities backed by single-family mortgage loans. All of the mortgage assets underlying these mortgage-backed securities were secured with a first lien position on the underlying single-family properties. All of our mortgage-backed securities were FHLMC, FNMA or GNMA mortgage pass-through certificates or CMOs, which carry an implied "AAA" rating. We mark-to-market all of our earning assets to fair value.

     All of our agency debentures are callable and carry an implied "AAA" rating. We mark-to-market all of our agency debentures to fair value.

     We accrete discount balances as an increase in interest income over the life of discount investment securities and we amortize premium balances as a decrease in interest income over the life of premium investment securities. At December 31, 2005, 2004, and 2003 we had on our balance sheet a total of $21.5 million, $1.1 million and $1.5, respectively, of unamortized discount (which is the difference between the remaining principal value and current historical amortized cost of our investment securities acquired at a price below principal value) and a total of $242.1 million, $427.0 million and $301.3 million, respectively, of unamortized premium (which is the difference between the remaining principal value and the current historical amortized cost of our investment securities acquired at a price above principal value).

     We received mortgage principal repayments of $7.1 billion for the year ended December 31, 2005, $6.5 billion for the year ended December 31, 2004, and $8.3 billion for the year ended December 31, 2003. The overall prepayment speed for the year ended December 31, 2005, 2004, and 2003 was 27%, 29%, and 42% respectively. During the year ended December 31, 2005, the CPR declined to 27%, from 29%, due to a decline in refinancing activity. During the year ended December 31, 2003, the annual prepayment speed was the highest in our history at 42%. Given our current portfolio composition, if mortgage principal prepayment rates were to increase over the life of our mortgage-backed securities, all other factors being equal, our net interest income would decrease during the life of these mortgage-backed securities as we would be required to amortize our net premium balance into income over a shorter time period. Similarly, if mortgage principal prepayment rates were to decrease over the life of our mortgage-backed securities, all other factors being equal, our net interest income would increase during the life of these mortgage-backed securities as we would amortize our net premium balance over a longer time period.

     The table below summarizes our Investment Securities at December 31, 2005, 2004, 2003, 2002, and 2001 and September 30, 2005, June 30, 2005, and March 31,
2005.

                              Investment Securities
                              ---------------------
                             (dollars in thousands)
                                                                                                Estimated
                                                                     Amortized                     Fair          Weighted
                               Principal       Net      Amortized  Cost/Principal  Estimated   Value/Principal   Average
                                Amount       Premium      Cost         Amount      Fair Value      Amount         Yield
                              -----------    --------  ----------- --------------  ----------- ---------------   --------
At December 31, 2005          $15,915,801    $220,637  $16,136,438     101.39%     $15,929,864     100.09%         4.68%
At December 31, 2004          $19,123,902    $425,792  $19,549,694     102.23%     $19,428,895     101.59%         3.43%
At December 31, 2003          $12,682,130    $299,810  $12,981,940     102.36%     $12,934,679     101.99%         2.96%
At December 31, 2002          $11,202,384    $273,963  $11,476,347     102.45%     $11,551,857     103.12%         3.25%
At December 31, 2001           $7,399,941    $137,269   $7,537,210     101.86%      $7,575,379     102.37%         4.41%
-------------------------------------------------------------------------------------------------------------------------
At September 30, 2005         $18,884,571    $375,985  $19,260,557     101.99%     $18,956,001     101.38%         3.96%
At June 30, 2005              $19,300,333    $401,356  $19,701,690     102.08%     $19,556,836     101.33%         3.78%
At March 31, 2005             $18,887,801    $416,542  $19,304,343     102.21%     $19,091,063     101.08%         3.61%


     The tables below set forth certain characteristics of our investment securities. The index level for adjustable-rate Investment Securities is the weighted average rate of the various short-term interest rate indices, which determine the coupon rate.

               Adjustable-Rate Investment Security Characteristics
               ---------------------------------------------------
                             (dollars in thousands)
                                    Principal
                                                                                                                Amount at
                                                                            Weighted                            Period End
                                      Weighted     Weighted                  Average     Weighted   Weighted     as % of
                                       Average     Average    Weighted       Term to      Average   Average       Total
                          Principal    Coupon       Index    Average Net      Next       Lifetime    Asset      Investment
                           Amount       Rate        Level      Margin      Adjustment      Cap       Yield      Securities
                        -----------   --------     --------  -----------   ----------    --------   --------    -----------
At December 31, 2005     $9,699,133     4.76%       3.12%       1.64%      22 months      10.26%      4.74%        60.94%
At December 31, 2004    $13,544,872     4.23%       2.45%       1.78%      24 months      10.12%      3.24%        70.83%
At December 31, 2003     $9,294,934     3.85%       2.25%       1.60%      23 months       9.86%      2.47%        73.29%
At December 31, 2002     $7,007,062     4.10%       2.51%       1.59%      11 months      10.37%      2.33%        62.55%
At December 31, 2001     $5,793,250     5.90%       3.95%       1.95%      24 months      11.49%      3.87%        78.29%
---------------------------------------------------------------------------------------------------------------------------
At September 30, 2005   $12,437,763     4.56%       2.82%       1.74%      23 months      10.26%      3.91%        65.86%
At June 30, 2005        $12,934,382     4.43%       2.61%       1.82%      24 months      10.30%      3.69%        67.02%
At March 31, 2005       $13,464,087     4.29%       2.50%       1.79%      22 months      10.06%      3.46%        71.28%


                 Fixed-Rate Investment Security Characteristics
                 ----------------------------------------------
                             (dollars in thousands)

                                             Weighted        Weighted      Principal Amount as % of
                             Principal    Average Coupon      Average          Total Investment
                              Amount           Rate         Asset Yield           Securities
                            ----------    --------------    -----------    -------------------------
At December 31, 2005        $6,216,668         5.37%           4.60%                39.06%
At December 31, 2004        $5,579,030         5.24%           3.89%                29.17%
At December 31, 2003        $3,387,196         5.77%           4.29%                26.71%
At December 31, 2002        $4,195,322         6.76%           4.78%                37.45%
At December 31, 2001        $1,606,691         6.92%           6.33%                21.71%
----------------------------------------------------------------------------------------------------
At September 30, 2005       $6,446,808         5.23%           4.06%                34.14%
At June 30, 2005            $6,365,952         5.22%           3.96%                32.98%
At March 31, 2005           $5,423,714         5.31%           3.99%                28.72%

     At December 31, 2005 and 2004, we held investment securities with coupons linked to various indices. The following tables detail the portfolio characteristics by index.

                 Adjustable-Rate Investment Securities by Index
                 ----------------------------------------------
                                December 31, 2005

                                                           Six-               11th
                               One-     Six-    Twelve    Month    12-Month  District
                               Month    Month    Month    Auction   Moving   Cost of
                               Libor    Libor    Libor    Average   Average   Funds
                              -------  -------  -------  --------  -------- ---------
Weighted Average Term
 to Next Adjustment            1 mo.   42 mo.    22 mo.     2 mo.     2 mo.     1 mo.

Weighted Average
 Annual Period Cap             7.29%    2.00%     2.00%     1.00%     0.16%     0.00%
Weighted Average
 Lifetime Cap at
  December 31, 2005            7.98%   10.78%    10.33%    13.03%    10.61%    12.07%

Investment Principal
 Value as Percentage of
 Investment Securities at
  December 31, 2005            6.33%    6.42%    24.46%     0.01%     0.19%     0.94%


                             National
                             Financial  Six-                                          Monthly
                             Average    Month  1-Year    2-Year    3-Year     5-Year  Federal
                             Mortgage    CD    Treasury  Treasury  Treasury  Treasury Cost of
                               Rate     Rate    Index     Index     Index     Index    Funds
                            ---------- ------ --------- --------- ---------  -------- --------
Weighted Average Term
 to Next Adjustment            17mo.    3 mo.   18  mo.    14 mo.    21 mo.    34 mo.   1 mo.

Weighted Average
 Annual Period Cap             2.00%    1.00%     1.90%     2.00%     2.03%     1.96%   0.00%
Weighted Average
 Lifetime Cap at
  December 31, 2005           10.90%   11.74%    10.54%    11.93%    13.12%    12.51%  13.40%

Investment Principal
 Value as Percentage of
 Investment Securities at
  December 31, 2005            0.01%    0.03%    21.55%     0.01%     0.25%     0.06%   0.68%


                 Adjustable-Rate Investment Securities by Index
                 ----------------------------------------------
                                December 31, 2004

                                                                                                National
                                                                  Six-                11th      Financial
                                         One-    Six-   Twelve   Month    12-Month   District   Average
                                         Month  Month    Month   Auction   Moving    Cost of    Mortgage
                                         Libor   Libor   Libor   Average   Average    Funds       Rate
                                        ------  ------  ------  --------  --------  ---------  ----------
Weighted Average Term to
  Next Adjustment                        1 mo.  27 mo.  34 mo.     2 mo.     1 mo.     0  mo.       5 mo.
Weighted Average Annual
  Period Cap                             8.01%   1.07%   2.18%     1.00%     0.17%      0.82%       2.00%
Weighted Average Lifetime
  Cap at December 31,  2004              8.88%   9.86%  10.08%    13.03%    10.65%     12.13%      10.58%
Investment  Principal Value
 as Percentage of  Investment
  Securities at  December  31,  2004     8.67%   2.50%  22.96%     0.01%     0.22%      0.98%       0.01%

                                                                                               Monthly
                                           Six-     1-Year     2-Year     3-Year     5-Year    Federal
                                          Month     Treasury   Treasury   Treasury  Treasury   Cost of
                                          CD Rate    Index      Index      Index     Index      Funds
                                         --------  ---------  ---------  ---------  --------  --------
Weighted Average Term to
  Next Adjustment                          3 mo.     25 mo.     10 mo.     17 mo.    31 mo.     0 mo.
Weighted Average Annual
  Period Cap                               1.00%      1.86%      2.00%      2.00%     2.00%     2.00%
Weighted Average Lifetime
  Cap at December 31,  2004               11.66%     10.31%     11.92%     12.96%    12.59%    13.39%
Investment  Principal Value
 as Percentage of  Investment
  Securities at  December  31,  2004       0.05%     34.31%      0.01%      0.25%     0.07%     0.79%

     Borrowings

     To date, our debt has consisted entirely of borrowings collateralized by a pledge of our investment securities. These borrowings appear on our balance sheet as repurchase agreements. At December 31, 2005, we had established uncommitted borrowing facilities in this market with 32 lenders in amounts which we believe are in excess of our needs. All of our investment securities are currently accepted as collateral for these borrowings. However, we limit our borrowings, and thus our potential asset growth, in order to maintain unused borrowing capacity and thus increase the liquidity and strength of our balance sheet.

     For the year ended December 31, 2005, the term to maturity of our borrowings ranged from one day to three years, with a weighted average original term to maturity of 163 days at December 31, 2005. For the year ended December 31, 2004, the term to maturity of our borrowings ranged from one day to three years, with a weighted average original term to maturity of 211 days at December 31, 2004. For the year ended December 31, 2003, the term to maturity of our borrowings ranged from one day to three years, with a weighted average original term to maturity of 203 days at December 31, 2003.

     At December 31, 2005, the weighted average cost of funds for all of our borrowings was 4.16% and the weighted average term to next rate adjustment was 79 days. At December 31, 2004, the weighted average cost of funds for all of our borrowings was 2.46% and the weighted average term to next rate adjustment was 111 days. At December 31, 2003, the weighted average cost of funds for all of our borrowings was 1.51% and the weighted average term to next rate adjustment was 90 days.

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

     Borrowings under our repurchase agreements decreased by $3.1 billion to $13.6 billion at December 31, 2005, from $16.7 billion at December 31, 2004. The decrease in borrowings was the result of lower assets from the sale of securities to facilitate the repositioning of our portfolio and lower borrowing capacity from the decline in equity.

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

     Under our repurchase agreements, we may be required to pledge additional assets to our repurchase agreement counterparties (i.e., lenders) in the event the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral (a "margin call"), which may take the form of additional securities or cash. Similarly, if the estimated fair value of investment securities increase due to changes in market interest rates of market factors, lenders may release collateral back to us. Specifically, margin calls result from a decline in the value of the our Mortgage-Backed Securities securing our repurchase agreements, prepayments on the mortgages securing such Mortgage-Backed Securities and to changes in the estimated fair value of such Mortgage-Backed Securities generally due to principal reduction of such Mortgage-Backed Securities from scheduled amortization and resulting from changes in market interest rates and other market factors. Through December 31, 2005, we did not have any margin calls on our repurchase agreements that we were not able to satisfy with either cash or additional pledged collateral. However, should prepayment speeds on the mortgages underlying our Mortgage-Backed Securities and/or market interest rates suddenly increase, margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.

     The following table summarizes the effect on our liquidity and cash flows from contractual obligations for repurchase agreements, the non-cancelable office lease and employment agreements at December 31, 2005.

                                                  (dollars in thousands)
                            -------------------------------------------------------------------
                                                          Three to
                             Within One    One to Three     Five     More than
                                Year          Years        Years     Five Years       Total
                            -------------------------------------------------------------------
Repurchase agreements        $12,176,301    $1,400,000           -            -    $13,576,301
Interest expense on
 repurchase agreements            76,381        22,250                                  98,631
Long-term operating lease
 obligations                         530         1,596           -            -          2,126
Employment contracts               7,106             -           -            -          7,106
                            -------------------------------------------------------------------
Total                        $12,260,318    $1,423,846           -            -    $13,684,164
                            ===================================================================


     Stockholders' Equity

     During the year ended December 31, 2005, we declared dividends to common shareholders totaling $127.1 million or $1.04 per share, of which $12.4 million was paid on January 27, 2006. During the year ended December 31, 2005, we declared and paid dividends to preferred shareholders totaling $14.6 million or $1.97 per share. During the year ended December 31, 2004, we declared and paid dividends to common shareholders totaling $237.9 million or $1.98 per share, of which $60.6 million was paid on January 7, 2005. During the year ended December 31, 2004 we declared and paid dividends to preferred shareholders totaling $7.7 million or $1.45 per share. On January 21, 2004, the Company entered into an underwriting agreement pursuant to which the Company raised net proceeds of approximately $363.6 million in an offering of 20,700,000 shares of common stock. On March 31, 2004, the Company entered into an underwriting agreement pursuant to which the Company raised net proceeds of approximately $102.9 million through an offering of 4,250,000 shares of 7.875% Series A Cumulative Redeemable Preferred Stock, which settled on April 5, 2004. On October 14, 2004, the Company entered into an underwriting agreement pursuant to which the Company raised net proceeds of approximately $74.5 million through an offering of 3,162,500 shares of 7.875% Series A Cumulative Redeemable Preferred Stock, which settled on October 19, 2004.

     During the year ended December 31, 2005, 2,381,550 shares of the Company's common stock were issued through the Equity Shelf Program, totaling net proceeds of $40.1 million. During the year ended December 31, 2005, 16,128 options were exercised under the long-term compensation plan for an aggregate exercise price of $253,000. Also, 24,253 common shares were sold through the dividend reinvestment and direct purchase program for $440,000 during the year ended December 31, 2005.

     The FIDAC acquisition was completed on June 4, 2004. We issued 2,201,080 common shares to the shareholders of FIDAC, based on the December 31, 2003 closing price of $18.40. We continue to operate as a self-managed and self-advised real estate investment trust, with FIDAC operating as our wholly-owned taxable REIT subsidiary.

     FIDAC's shareholders may also receive additional shares of our common stock as an earn-out in 2006 worth up to $49,500,000 if FIDAC meets specific performance goals under the merger agreement. We cannot calculate how many shares we will issue under the earn-out provisions since that will vary depending upon whether and the extent to which FIDAC achieves specific performance goals. Even if FIDAC achieves specific performance goals for a fiscal year, the number of additional shares to be issued to the FIDAC shareholders will vary depending on our average share price for the first 20 trading days of the following fiscal year.

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

                           Unrealized Gains and Losses
                           ---------------------------
                             (dollars in thousands)
                                                        At December 31,
                                  -----------------------------------------------------------
                                         2005        2004        2003      2002         2001
                                  -----------------------------------------------------------
Unrealized gain                        $5,027     $23,021     $24,886   $90,507      $53,935
Unrealized loss                      (211,601)   (143,821)    (72,147)  (14,996)     (15,766)
                                  -----------------------------------------------------------
Net Unrealized (loss) gain          ($206,574)  ($120,800)   ($47,261)  $75,511      $38,169
                                  ===========================================================

Net unrealized losses as % of
 investment
     securities principal amount       (1.30%)     (0.63%)     (0.37%)     0.67%        0.52%
Net unrealized losses as % of
 investment
   securities amortized cost           (1.28%)     (0.62%)     (0.37%)     0.67%        0.51%

     Unrealized changes in the estimated net market value of investment securities have one direct effect on our potential earnings and dividends: positive mark-to-market changes increase our equity base and allow us to increase our borrowing capacity while negative changes tend to limit borrowing capacity under our capital investment policy. A very large negative change in the net market value of our investment securities might impair our liquidity position, requiring us to sell assets with the likely result of realized losses upon sale. The net unrealized gains (loss) on available for sale securities was $(206,574) million, or (1.28%) of the amortized cost of our investment securities as of December 31, 2005, $120.8 million, or (0.62%) of the amortized cost of our investment securities as of December 31, 2004 and $47.3 million, or 0.37% of the amortized cost of our investment securities as of December 31, 2003. Mortgage-Backed Securities with a carrying value of $4.6 billion were in a continuous unrealized loss position over 12 months at December 31, 2005 in the amount of $111.1 million. Mortgage-Backed Securities with a carrying value of $8.4 billion were in a continuous unrealized loss position for less than 12 months at December 31, 2005 in the amount of $100.5 million. Mortgage-Backed Securities with a carrying value of $2.2 billion were in a continuous unrealized loss position over 12 months at December 31, 2004 in the amount of $34.1 million. Mortgage-Backed Securities with a carrying value of $13.1 billion were in a continuous unrealized loss position for less than 12 months at December 31, 2004 in the amount of $105.3 million. The decline in value of these securities is solely due to increases in interest rates. All of the Mortgage-Backed Securities are "AAA" rated or carry an implied "AAA" rating. At December 31, 2005, $2.9 billion in Mortgage-Backed Securities were deemed to be other-than-temporarily impaired, which resulted in a loss of $83.1 million. At September 30, 2005, our investments that were in a loss position were not considered other-than-temporarily impaired since at the time the Company had the intent to hold them for a period of time, to maturity if necessary, sufficient for a forecasted market price recovery up to or beyond the cost of the investments. With the continued increase in the Federal Funds rate during the quarter, however, management determined during the fourth quarter that it did not intend to hold some of its securities until maturity and would reposition a portion of its assets. The remaining investments are not considered other-than-temporarily impaired since the Company currently has the ability and intent to hold the investments for a period of time to maturity, if necessary, sufficient for a forecasted market price recovery up to or beyond the cost of the investments. Also, the Company is guaranteed payment on the par value of the securities.

     The table below shows our equity capital base as reported and on a historical amortized cost basis at December 31, 2005, 2004, 2003, 2002, and 2001 and September 30, 2005, June 30, 2005 and March 31, 2005. Issuances of common stock, the level of earnings as compared to dividends declared, and other factors influence our historical cost equity capital base. The reported equity capital base is influenced by these factors plus changes in the "Net Unrealized Gains (Losses) on Assets Available for Sale" account.

                              Stockholders' Equity

                         7.875% Series                    Net Unrealized
                          A Cumulative                    Gains (Losses)   Reported Common                         Reported
                           Redeemable      Historical        on Assets       Stock Equity      Historical        Common Stock
                           Preferred      Common Stock     Available for      Base (Book      Common Stock       Equity (Book
                             Stock        Equity Base          Sale             Value)      Equity Per Share   Value) Per Share
                        -------------------------------------------------------------------------------------------------------
                                                 (dollars in thousands, except per share data)
At December 31, 2005        $177,088       $1,534,052       ($207,117)        $1,504,023         $12.40             $10.73
At December 31, 2004        $177,077       $1,821,270       ($120,800)        $1,700,470         $13.56             $12.56
At December 31, 2003           -           $1,196,481        $(47,261)        $1,149,220         $12.45             $11.96
At December 31, 2002           -           $1,004,555         $75,511         $1,080,066         $11.88             $12.77
At December 31, 2001           -             $629,188         $38,169          $ 667,357         $10.52             $11.15
-------------------------------------------------------------------------------------------------------------------------------
At September 30, 2005       $177,088       $1,686,827       ($304,555)        $1,382,272         $13.64             $11.18
At June 30, 2005            $177,088       $1,668,253        (144,853)        $1,523,400         $13.61             $12.43
At March 31, 2005           $177,077       $1,645,579       ($213,280)        $1,432,299         $13.57             $11.81


     Leverage

     Our debt-to-equity ratio at December 31, 2005, 2004, and 2003 was 9.0:1, 9.8:1, and 9.6:1, respectively. We generally expect to maintain a ratio of debt-to-equity of between 8:1 and 12:1, although the ratio may vary from this range from time to time based upon various factors, including our management's opinion of the level of risk of our assets and liabilities, our liquidity position, our level of unused borrowing capacity and over-collateralization levels required by lenders when we pledge assets to secure borrowings.

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

     We seek to manage the extent to which our net income changes as a function of changes in interest rates by matching adjustable-rate assets with variable-rate borrowings. In addition, we have attempted to mitigate the potential impact on net income of periodic and lifetime coupon adjustment restrictions in our portfolio of investment securities by entering into interest rate swaps. At December 31, 2005, we entered into swap agreements with a total notional amount of $479.0 million. We agree to pay a weighted average pay rate of 4.88% and receive a floating rate based on one month LIBOR. The interest rate swap had not settled as of December 31, 2005. We may enter into similar derivative transactions in the future by entering into interest rate collars, caps or floors.

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

     Off-Balance Sheet Arrangements

     We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide funding to any such entities. As such, we are not materially exposed to any market, credit, liquidity or financing risk that could arise if we had engaged in such relationships.

     Capital Resources

     At December 31, 2005, we had no material commitments for capital expenditures.

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

     Other Matters

     We calculate that our qualified REIT assets, as defined in the Internal Revenue Code, are 100% of our total assets at December 31, 2005 and 2004 as compared to the Internal Revenue Code requirement that at least 75% of our total assets be qualified REIT assets. We also calculate that 100% and 93.3%, respectively, of our revenue qualifies for the 75% source of income test, and 100% of our revenue qualifies for the 95% source of income test, under the REIT rules for the years ended December 31, 2005 and 2004. We also met all REIT requirements regarding the ownership of our common stock and the distribution of our net income. Therefore, as of December 31, 2005, 2004 and 2003, we believe that we qualified as a REIT under the Internal Revenue Code.

     We at all times intend to conduct our business so as not to become regulated as an investment company under the Investment Company Act of 1940, as amended (the "Investment Company Act"). If we were to become regulated as an investment company, then our use of leverage would be substantially reduced. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" (qualifying interests). Under current interpretation of the staff of the SEC, in order to qualify for this exemption, we must maintain at least 55% of our assets directly in qualifying interests. In addition, unless certain mortgage securitites represent all the certificates issued with respect to an underlying pool of mortgages, the mortgage-backed securities may be treated as securities separate from the underlying mortgage loans and, thus, may not be considered qualifying interests for purposes of the 55% requirement. We calculate that as of December 31, 2005, 2004, 2003, and 2002 we were in compliance with this requirement.

ITEM 7A   QUANTITATIVE AND QUALITIATIVE DISCLOSURES ABOUT MARKET RISK
---------------------------------------------------------------------

MARKET RISK

     Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. The primary market risk to which we are exposed is interest rate risk. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest-earning assets and the interest expense incurred in connection with our interest-bearing liabilities, by affecting the spread between our interest-earning assets and interest-bearing liabilities. Changes in the level of interest rates also can affect the value of our investment securities and our ability to realize gains from the sale of these assets. We have utilized interest rate swaps, and interest rate caps and floors and we may in the future utilize a variety of other financial instruments, including interest rate caps, floors and other interest rate exchange contracts, in order to limit the effects of interest rates on our operations. Our use of these types of derivatives to hedge the risk of interest-earning assets or interest-bearing liabilities may subject us to certain risks, including the risk that losses on a hedge position will reduce the funds available for payments to holders of securities and that the losses may exceed the amount we invested in the instruments. Our profitability and the value of our portfolio may be adversely affected during any period as a result of changing interest rates. The following table quantifies the potential changes in net interest income and portfolio value should interest rates go up or down by 75 basis points, assuming the yield curves of the rate shocks will be parallel to each other and the current yield curve. All changes in income and value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at December 31, 2005, and various estimates regarding prepayment and all activities are made at each level of rate shock. Actual results could differ significantly from these estimates.

                                  Projected Percentage Change in     Projected Percentage Change in
   Change in Interest Rate             Net Interest Income                  Portfolio Value
----------------------------------------------------------------------------------------------------

-75 Basis Points                              28.86%                              1.00%
-50 Basis Points                              19.80%                              0.71%
-25 Basis Points                              10.09%                              0.38%
Base Interest Rate                               -                                  -
+25 Basis Points                             (10.34%)                            (0.42%)
+50 Basis Points                             (20.88%)                            (0.89%)
+75 Basis Points                             (31.57%)                            (1.40%)


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

     The following table sets forth the estimated maturity or repricing of our interest-earning assets and interest-bearing liabilities at December 31, 2005. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except adjustable-rate loans, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature. The interest rate sensitivity of our assets and liabilities in the table could vary substantially if based on actual prepayment experience.

                                                                   More than 1
                                         Within 3                   Year to 3    3 Years and
                                          Months     4-12 Months      Years          Over       Total
                                                             (dollars in thousands)
                                       -------------------------------------------------------------------
Rate Sensitive Assets:
  Investment Securities (Principal)     $1,980,843    $1,799,297    $3,983,009   $8,152,652   $15,915,801

Rate Sensitive Liabilities:
  Repurchase Agreements                 11,826,301       350,000     1,400,000            -    13,576,301
                                       -------------------------------------------------------------------

Interest rate sensitivity gap          ($9,845,458)   $1,449,297    $2,583,009   $8,152,652    $2,339,500
                                       ===================================================================

Cumulative rate sensitivity gap        ($9,845,458)  ($8,396,161)  ($5,813,152)  $2,339,500
                                       =====================================================

Cumulative interest rate sensitivity
  gap as a percentage of
   total rate-sensitive assets             (61.86%)      (52.75%)      (36.52%)       14.70%
                                       =====================================================


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

ITEM 8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

     Our financial statements and the related notes, together with the Report of Independent Registered Public Accounting Firm thereon, are set forth on pages F-1 through F-19 of this Form 10-K.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
         --------------------

     None.

ITEM 9A  CONTROLS AND PROCEDURES
--------------------------------

     Our management, including our Chief Executive Officer (or CEO) and Chief Financial Officer (or CFO), reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) as of the end of the period covered by this annual report. Based on that review and evaluation, the CEO and CFO have concluded that our current disclosure controls and procedures, as designed and implemented, (1) were structured to ensure that material information regarding Annaly and its sole subsidiary is made known to our management, including our CEO and CFO, by our employees and (2) were effective in providing reasonable assurance that information the Company must disclose in its periodic reports under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by the SEC's rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of their evaluation. There were no significant material weaknesses identified in the course of such review and evaluation and, therefore, we have taken no corrective measures.


Management Report On Internal Control Over Financial Reporting


Dated:  March 9, 2006


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

     The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2005. In making this assessment, the Company's management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

     Based on its assessment, the Company's management believes that, as of December 31, 2005, the Company's internal control over financial reporting was effective based on those criteria.

     The Company's independent registered public accounting firm, Deloitte & Touche LLP, have issued an audit report on management's assessment of the Company's internal control over financial reporting. This report appears on page F-1 of this annual report on Form 10-K.

ITEM 9B.  OTHER INFORMATION
---------------------------

     None.

                                    PART III
                                    --------

ITEM 10   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

     The information required by Item 10 as to our directors is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2005. The information regarding our executive officers required by Item 10 appears in Part I of this Form 10-K. The information required by Item 10 as to our compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2005.

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

ITEM 11   EXECUTIVE COMPENSATION
--------------------------------

     The information required by Item 11 is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2005.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
          ---------------------------

     The information required by Item 12 is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2005.

ITEM 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     The information required by Item 13 is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2005.

ITEM 14   PRINCIPAL ACCOUNTANT FEES AND SERVICES
------------------------------------------------

     The information required by Item 14 is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2005.

                                     PART IV

ITEM 15   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

(a) Documents filed as part of this report:

1.   Financial Statements.

2.   Schedules to Financial Statements:

     All financial statement schedules not included have been omitted because they are either inapplicable or the information required is provided in our Financial Statements and Notes thereto, included in Part II, Item 8, of this Annual Report on Form 10-K.

3.   Exhibits:

                                  EXHIBIT INDEX

Exhibit
Number    Exhibit Description

3.1 Articles of Amendment and Restatement of the Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-11 (Registration No. 333-32913) filed with the Securities and Exchange Commission on August 5, 1997).
3.2 Articles of Amendment of the Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant's Registration Statement on Form S-3 (Registration Statement 333-74618) filed with the Securities and Exchange Commission on June 12, 2002).
3.3 Bylaws of the Registrant, as amended (incorporated by reference to Exhibit 3.3 to the Registrant's Registration Statement on Form S-11 (Registration No. 333-32913) filed with the Securities and Exchange Commission on August 5, 1997).
4.1       Specimen Common Stock Certificate (incorporated by reference to
          Exhibit 4.1 to Amendment No. 1 to the Registrant's Registration Statement on Form S-11 (Registration No. 333-32913) filed with the Securities and Exchange Commission on September 17, 1997).
4.2 Specimen Series A Preferred Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement on Form 8-A filed with the SEC on April 1, 2004).
4.3       Specimen Preferred Stock Certificate (incorporated by reference to
          Exhibit 4.2 to the Registrant's Registration Statement on Form S-3 (Registration No. 333-74618) filed with the Securities and Exchange Commission on December 5, 2001).
10.1      Long-Term Stock Incentive Plan (incorporated by reference to Exhibit
          10.3 to the Registrant's Registration Statement on Form S-11 (Registration No. 333-32913) filed with the Securities and Exchange Commission on August 5, 1997).*
10.2      Form of Master Repurchase Agreement (incorporated by reference to
          Exhibit 10.7 to the Registrant's Registration Statement on Form S-11 (Registration No. 333-32913) filed with the Securities and Exchange Commission on August 5, 1997).
10.3 Amended and Restated Employment Agreement, effective as of June 4, 2004, between the Registrant and Michael A.J. Farrell (incorporated by reference to Exhibit 10.3 of the Registrant's Form 10-K filed with the Securities and Exchange Commission on March 10, 2005).*
10.4 Amended and Restated Employment Agreement, effective as of June 4, 2004, between the Registrant and Wellington J. Denahan (incorporated by reference to Exhibit 10.4 of the Registrant's Form 10-K filed with the Securities and Exchange Commission on March 10, 2005).*
10.5 Amended and Restated Employment Agreement, effective as of June 4, 2004,between the Registrant and Kathryn F. Fagan (incorporated by reference to Exhibit 10.5 of the Registrant's Form 10-K filed with the Securities and Exchange Commission on March 10, 2005).*

10.6 Amended and Restated Employment Agreement, effective as of June 4, 2004, between the Registrant and James P. Fortescue (incorporated by reference to Exhibit 10.7 of the Registrant's Form 10-K filed with the Securities and Exchange Commission on March 10, 2005).*
10.7 Amended and Restated Employment Agreement, dated as of January 23, 2006, between the Registrant and Jeremy Diamond.*
10.8 Amended and Restated Employment Agreement, dated as of January 23, 2006, between the Registrant and Ronald D. Kazel.*
10.9 Amended and Restated Employment Agreement, effective as of June 4, 2004, between the Registrant and Rose-Marie Lyght (incorporated by reference to Exhibit 10.10 of the Registrant's Form 10-K filed with the Securities and Exchange Commission on March 10, 2005).*
10.10 Amended and Restated Employment Agreement, effective as of June 4, 2004, between the Registrant and Kristopher R. Konrad (incorporated by reference to Exhibit 10.11 of the Registrant's Form 10-K filed with the Securities and Exchange Commission on March 10, 2005).*
10.11 Amended and Restated Employment Agreement, dated January 23, 2006, between the Registrant and R. Nicholas Singh.*
10.12 Agreement and Plan of Merger, dated as of December 31, 2003, by and among the Registrant, Fixed Income Discount Advisory Company, FDC MergerSub, Inc., Michael A.J. Farrell, Wellington J. Denahan, Jennifer
          S. Karve, Kathryn F. Fagan, Jeremy Diamond, Ronald D. Kazel, Rose-Marie Lyght, Kristopher R. Konrad, and James P. Fortescue (incorporated by reference to Exhibit 99.2 to the Registrant's Form 8-K filed with the Securities and Exchange Commission on January 2,
          2004).
23.1      Consent of Independent Registered Public Accounting Firm.
31.1 Certification of Michael A.J. Farrell, Chairman, Chief Executive Officer, and President of the Registrant, pursuant to 18 U.S.C.
          Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Certification of Kathryn F. Fagan, Chief Financial Officer and Treasurer of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certification of Michael A.J. Farrell, Chairman, Chief Executive Officer, and President of the Registrant, pursuant to 18 U.S.C.
          Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 Certification of Kathryn F. Fagan, Chief Financial Officer and Treasurer of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Exhibit Numbers 10.1 and 10.3-10.11 are management contracts or compensatory plans required to be filed as Exhibits to this Form 10-K.

ANNALY MORTGAGE MANAGEMENT, INC. AND SUBSIDIARY

FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


                                                                            Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                      F-1

CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
   DECEMBER 31, 2005, 2004, and 2003:

   Consolidated Statements of Financial Condition                            F-3

   Consolidated Statements of Operations and Comprehensive (Loss) Income     F-4

   Consolidated Statements of Stockholders' Equity                           F-5

   Consolidated Statements of Cash Flows                                     F-6

   Notes to Consolidated Financial Statements                                F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Annaly Mortgage Management, Inc.
New York, New York


     We have audited the accompanying consolidated statements of financial condition of Annaly Mortgage Management, Inc. and Subsidiary (the "Company") as of December 31, 2005 and 2004, and the related consolidated statements of operations and comprehensive (loss) income, stockholders' equity, and of cash flows for each of the three years in the period ended December 31, 2005. We also have audited management's assessment, included in the Management Report On Internal Control Over Financial Reporting included at Item 9B, that the Company maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management's assessment, and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audits.


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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.


/s/ Deloitte & Touche LLP


New York, New York
March 9, 2006

                 ANNALY MORTGAGE MANAGEMENT, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           DECEMBER 31, 2005 AND 2004
                  (dollars in thousands, except for share data)


                                                                    DECEMBER 31,    DECEMBER 31,
                                                                        2005            2004
                                                                  ------------------------------

                                     ASSETS
                                     ------

Cash and cash equivalents                                         $       4,808    $       5,853
Mortgage-Backed Securities, at fair value                            15,929,864       19,038,386
Agency debentures, at fair value                                              -          390,509
Receivable for Mortgage-Backed Securities sold                           13,449            1,025
Accrued interest receivable                                              71,340           81,557
Receivable for advisory and service fees                                  3,497            2,359
Intangible for customer relationships, net                               15,183           15,613
Goodwill                                                                 23,122           23,122
Other assets                                                              2,159            1,875
                                                                  ------------------------------

     Total assets                                                 $  16,063,422    $  19,560,299
                                                                  ==============================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Liabilities:
  Repurchase agreements                                           $  13,576,301    $  16,707,879
  Payable for Mortgage-Backed Securities purchased                      933,051        1,044,683
  Accrued interest payable                                               27,994           35,721
  Dividends payable                                                      12,368           60,632
  Other liabilities                                                         305            2,819
  Accounts payable                                                        8,837            8,095
  Interest rate swaps, at fair value                                        543                -
                                                                  ------------------------------

     Total liabilities                                               14,559,399       17,859,829
                                                                  ------------------------------

Stockholders' Equity:
  7.875% Series A Cumulative Redeemable Preferred Stock:
    8,000,000 authorized 7,412,500 shares issued and outstanding        177,088          177,077
  Common stock: par value $.01 per share; 500,000,000 authorized,
    123,684,931 and 121,263,000  shares
    issued and outstanding, respectively                                  1,237            1,213
  Additional paid-in capital                                          1,679,452        1,638,635
  Accumulated other comprehensive loss                                 (207,117)        (120,800)
  Retained (deficit)  earnings                                         (146,637)           4,345
                                                                  ------------------------------

     Total stockholders' equity                                       1,504,023        1,700,470
                                                                  ------------------------------

Total liabilities and stockholders' equity                        $  16,063,422    $  19,560,299
                                                                  ==============================

See notes to financial statements.

                 ANNALY MORTGAGE MANAGEMENT, INC. AND SUBSIDIARY
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                (dollars in thousands, except per share amounts)

                                                          For the        For the       For the
                                                        Year  Ended    Year Ended     Year Ended
                                                        December 31,   December 31,  December 31,
                                                            2005          2004          2003
                                                       -----------------------------------------
Interest  income                                            $705,046      $532,328     $337,433

Interest  expense                                            568,560       270,116      182,004

                                                       -----------------------------------------
Net interest income                                          136,486       262,212      155,429

Other (loss) income:
  Investment advisory and service fees                        35,625        12,512            -
  (Loss) gain on sale of Investment Securities               (53,238)        5,215       40,907
  Loss on other-than-temporarily impaired securities         (83,098)            -            -
                                                       -----------------------------------------

     Total other (loss) income                              (100,711)       17,727       40,907
                                                       -----------------------------------------

Expenses:
  Distribution fees                                            8,000         2,860            -
  General and administrative expenses                         26,278        24,029       16,233
                                                       -----------------------------------------

     Total expenses                                           34,278        26,889       16,233
                                                       -----------------------------------------

 Income before income taxes                                    1,497       253,050      180,103

Income taxes                                                  10,744         4,458            -
                                                       -----------------------------------------

Net (loss) income                                             (9,247)      248,592      180,103

Dividends on preferred stock                                  14,593         7,745            -
                                                       -----------------------------------------

Net (loss)  income related to common shareholders           ($23,840)     $240,847     $180,103
                                                       =========================================

Net (loss)  income per average common  share:
  Basic                                                       ($0.19)        $2.04        $1.95
                                                       =========================================

  Diluted                                                     ($0.19)        $2.03        $1.94
                                                       =========================================

Weighted average number of common shares outstanding:
  Basic                                                  122,475,032   118,223,330   92,215,352
                                                       =========================================

  Diluted                                                122,475,032   118,459,145   93,031,253
                                                       =========================================

Net (loss) income                                            ($9,247)     $248,592     $180,103
                                                       -----------------------------------------

Comprehensive (loss) income:
  Unrealized loss on available-for sale securities          (222,110)      (68,324)     (81,865)
  Unrealized loss on interest rate swaps                        (543)            -            -
  Reclassification adjustment for net losses (gains)
    included in net income or loss                           136,336        (5,215)     (40,907)
                                                       -----------------------------------------

Other comprehensive loss                                     (86,317)      (73,539)    (122,772)
                                                       -----------------------------------------

Comprehensive (loss) income                                 ($95,564)     $175,053      $57,331
                                                       =========================================

See notes to financial statements.

                 ANNALY MORTGAGE MANAGEMENT, INC.AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                  (dollars in thousands, except per share data)

                                                                                        Other
                                                               Common     Additional  Accumulated    Retained
                                                  Preferred     Stock      Paid-In    Comprehensive  (Deficit)
                                                    Stock     Par Value    Capital    Income (Loss)  Earnings     Total
                                                 --------------------------------------------------------------------------
BALANCE, JANUARY 1, 2003                                          $846   $1,003,200       $75,511        $509   $1,080,066
  Net Income                                                                                          180,103
 Other comprehensive loss                                                                (122,772)
 Comprehensive income                                                                                               57,331
 Exercise of stock options                                           1          913                                    914
 Net proceeds from direct purchase and dividend
  reinvestment                                                       2        4,199                                  4,201
 Net proceeds from follow-on offering                               93      151,222                                151,315
 Net proceeds from equity shelf program offering                    19       34,625                                 34,644
 Common dividends declared, $1.95 per share                                                          (179,251)    (179,251)
                                                 --------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2003                                        $961   $1,194,159      ($47,261)     $1,361   $1,149,220
  Net Income                                                                                          248,592
  Other comprehensive loss                                                                (73,539)
  Comprehensive income                                                                                             175,053
  Exercise of stock options                                          1          855                                    856
  Net proceeds from direct purchase and dividend
   reinvestment                                                      1        2,285                                  2,286
  Net proceeds from follow-on offering                             207      363,385                                363,592
  Common shares issued in FIDAC transaction                         22       40,478                                 40,500
  Net proceeds from preferred offering              $177,077                                                       177,077
  Net proceeds from equity shelf program                            21       37,473                                 37,494
  Preferred dividends declared, $1.45 per share                                                        (7,745)      (7,745)
  Common dividends declared, $1.98 per share                                                         (237,863)    (237,863)
                                                 --------------------------------------------------------------------------
BALANCE, DECEMBER  31, 2004                         $177,077    $1,213   $1,638,635     ($120,800)     $4,345   $1,700,470
  Net loss                                                                                             (9,247)
  Other comprehensive Loss                                                                (86,317)
  Comprehensive loss                                                                                               (95,564)
  Reduction in estimated legal cost of preferred
   offering                                               11                                                            11
  Exercise of stock options                                                     253                                    253
  Net proceeds from direct purchase and dividend
   reinvestment                                                                 440                                    440
  Net proceeds from equity shelf program                            24       40,124                                 40,148
  Preferred dividends declared, $1.97 per share                                                       (14,593)     (14,593)
  Common dividends declared, $1.04 per share                                                         (127,142)    (127,142)
                                                 --------------------------------------------------------------------------
BALANCE, DECEMBER  31, 2005                         $177,088    $1,237   $1,679,452     ($207,117)  ($146,637)  $1,504,023
                                                 ==========================================================================

See notes to financial statements.

                 ANNALY MORTGAGE MANAGEMENT, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
      YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003 (dollars in thousands)

                                                                For the Year    For the Year     For the Year
                                                                   Ended            Ended           Ended
                                                                 December 31,    December 31,     December 31,
                                                                    2005            2004             2003
                                                               -----------------------------------------------
Cash flows from operating activities:
Net (loss) income                                                    ($9,247)         $248,592       $180,103
Adjustments to reconcile net income to net cash provided
  by operating activities:
    Amortization of Mortgage Backed Securities premiums
    and discounts, net                                                154,309          179,602        216,570
    Amortization of intangibles                                           571              130              -
    Loss (gain) on sale of  Investment Securities                      53,238          (5,215)       (40,907)
    Stock option expense                                                   56              317            121
    Market value adjustment on long-term repurchase agreement         (2,514)          (1,133)          1,607
    Loss on other-than-temporarily impaired securities                 83,098                -
    Decrease (increase) in accrued interest receivable                 10,555         (27,964)        (2,833)
    Increase in other assets                                            (425)          (1,749)          (776)
    (Increase)   decrease  in  advisory   and  service   fees                            (795)              -
receivable                                                            (1,138)
    (Decrease) increase in accounts payable                           (7,727)           20,732             55
    Increase in accrued expenses and other liabilities                    753            4,400            979
                                                               -----------------------------------------------
         Net cash  provided by operating activities                   281,529          416,917        354,919
                                                               -----------------------------------------------
Cash flows from investing activities:
  Purchase of Mortgage-Backed Securities                          (7,416,869)     (14,147,323)   (11,404,133)
  Purchase of agency debentures                                             -        (250,000)    (1,735,940)
  Proceeds from sale of Investment Securities                       3,231,219          596,962      2,899,267
  Proceeds from called agency debentures                              130,000          845,000        746,000
  Principal payments of Mortgage-Backed Securities                  7,053,867        6,495,911      8,290,724
  Cash from FIDAC acquisition                                               -            2,526              -
                                                               -----------------------------------------------
       Net cash provided by (used in) investing activities          2,998,217      (6,456,924)    (1,204,082)
                                                               -----------------------------------------------
Cash flows from financing activities:
  Proceeds from repurchase agreements                             245,514,548      152,739,827    117,066,588
  Principal payments on repurchase agreements                   (248,646,126)    (147,045,071)  (116,217,261)
  Proceeds from exercise of stock options                                 197              539            792
  Proceeds from direct purchase and dividend reinvestment                 440            2,286          4,201
  Net proceeds from follow-on  offerings                                    -          363,592        151,315
  Net proceeds from preferred stock offering                                -          177,077              -
  Net proceeds from equity shelf program                               40,148           37,494         34,644
  Dividends paid                                                    (189,998)        (230,131)      (191,595)
                                                               -----------------------------------------------
       Net cash (used in) provided by financing activities        (3,280,791)        6,045,613        848,684
                                                               -----------------------------------------------

Net (decrease) increase in cash and cash equivalents                  (1,045)            5,606          (479)

Cash and cash equivalents, beginning of year                            5,853              247            726
                                                               -----------------------------------------------

Cash and cash equivalents, end of year                                 $4,808           $5,853          $ 247
                                                               ===============================================

Supplemental disclosure of cash flow information:
  Interest paid                                                      $576,287         $249,384       $181,949
                                                               ===============================================
  Taxes paid                                                          $11,740           $3,462              -
                                                               ===============================================
Noncash financing activities:
  Net change in unrealized loss on available-for-sale
securities and                                                                                     ($122,772)
    interest rate swaps net of reclassification adjustment          ($86,317)        ($73,539)
                                                               ===============================================

  Dividends declared, not yet paid                                    $12,368          $60,632        $45,155
                                                               ===============================================
Noncash investing and financing activities:
  Noncash acquisition of FIDAC                                              -          $40,500              -
                                                               ===============================================

See notes to financial statements.

                 ANNALY MORTGAGE MANAGEMENT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
--------------------------------------------------------------------------------

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

     A summary of the Company's significant accounting policies follows:

     Basis of Presentation - The consolidated financial statements as of and for the year ended December 31, 2005 include the accounts of the Company and FIDAC. All material intercompany balances have been eliminated.

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

     Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires the Company to classify its Investment Securities as either trading investments, available-for-sale investments or held-to-maturity investments. Although the Company generally intends to hold most of its Investment Securities until maturity, it may, from time to time, sell any of its Investment Securities as part of its overall management of its portfolio. Accordingly, SFAS No. 115 requires the Company to classify all of its Investment Securities as available-for-sale. All assets classified as available-for-sale are reported at estimated fair value, based on market prices from independent sources, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity.

     Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been lower than carrying value, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Unrealized losses on Investment Securities that are considered other than temporary, as measured by the amount of decline in fair value attributable to other-than-temporary factors, are recognized in income and the cost basis of the Investment Securities is adjusted. The loss on other-than-temporarily impaired securities was $83.1 million during the year ended December 31, 2005. There were no impairment losses recognized in 2004 and 2003.

     SFAS No. 107, Disclosure About Fair Value of Financial Instruments, requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. The fair value of Mortgage-Backed Securities and agency debentures available-for-sale and interest rate swaps is equal to their carrying value presented in the consolidated statements of financial condition. The fair value of cash and cash equivalents, accrued interest receivable, receivable for securities sold, receivable for advisory and service fees, repurchase agreements, and payable for mortgage-backed securities purchased, dividends payable, accounts payable, and accrued interest payable, generally approximates cost as of December 31, 2005 due to the short term nature of these financial instruments.

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


     Derivative Financial Instruments/Hedging Activity-- The Company hedges interest rate risk through the use of derivative financial instruments, comprised of interest rate caps and interest rate swaps (collectively, "Hedging Instruments"). The Company accounts for Hedging Instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, ("SFAS 133") as amended and interpreted. The Company carries all Hedging Instruments at their fair value, as assets, if their fair value is positive, or as liabilities, if their fair value is negative. As the Company's interest rate swaps are designated as "cash flow hedges," the change in the fair value of any such derivative is recorded in other comprehensive income or loss for hedges that qualify as effective. The ineffective amount of all Hedging Instruments, if any, is recognized in earnings each quarter. To date, the Company has not recognized any change in the value of its interest rate swaps in earnings as a result of the hedge or a portion thereof being ineffective.

     Upon entering into hedging transactions, the Company documents the relationship between the Hedging Instruments and the hedged liability. The Company also documents its risk-management policies, including objectives and strategies, as they relate to its hedging activities. The Company assesses, both at inception of a hedge and on an on-going basis, whether or not the hedge is "highly effective," as defined by SFAS 133. The Company discontinues hedge accounting on a prospective basis with changes in the estimated fair value reflected in earnings when (i) it is determined that the derivative is no longer effective in offsetting cash flows of a hedged item (including hedged items such as forecasted transactions); (ii) it is no longer probable that the forecasted transaction will occur; or (iii) it is determined that designating the derivative as a Hedging Instrument is no longer appropriate.

     When the Company enters into an interest rate swap, it agrees to pay a fixed rate of interest and to receive a variable interest rate, generally based on the London Interbank Offered Rate ("LIBOR"). The Company's interest rate swaps are designated as cash flow hedges against the benchmark interest rate risk associated with the Company's borrowings.

     All changes in the unrealized gains/losses on any interest rate swap are recorded in accumulated other comprehensive income or loss and are reclassified to earnings as interest expense is recognized on the Company's hedged borrowings. If it becomes probable that the forecasted transaction, which in this case refers to interest payments to be made under the Company's short-term borrowing agreements, will not occur by the end of the originally specified time period, as documented at the inception of the hedging relationship, then the related gain or loss in accumulated other comprehensive income or loss would be reclassified to income or loss.

     Realized gains and losses resulting from the termination of an interest rate swap are initially recorded in accumulated other comprehensive income or loss as a separate component of stockholders' equity. The gain or loss from a terminated interest rate swap remains in accumulated other comprehensive income or loss until the forecasted interest payments affect earnings. If it becomes probable that the forecasted interest payments will not occur, then the entire gain or loss would be recognized in earnings.

     Credit Risk - The Company has limited its exposure to credit losses on its portfolio of Investment Securities by only purchasing securities issued by FHLMC, FNMA, GNMA or FHLB. The payment of principal and interest on the FHLMC and FNMA Mortgage-Backed Securities are guaranteed by those respective agencies, and the payment of principal and interest on the GNMA Mortgage-Backed Securities are backed by the full faith and credit of the U.S. government. All of the Company's Investment Securities have an actual or implied "AAA" rating.

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

     Use of Estimates - The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Intangible assets - The Company's acquisition of FIDAC was accounted for using the purchase method. Under the purchase method, net assets and results of operations of acquired companies are included in the consolidated financial statements from the date of acquisition. In addition, the cost of FIDAC was allocated to the assets acquired, including identifiable intangible assets, and the liabilities assumed based on their estimated fair values at the date of acquisition. The excess of purchase price over the fair value of the net assets acquired was recognized as goodwill.

     Recent Accounting Pronouncements - In March 2004, the Emerging Issues Task Force, or EITF, reached a consensus on Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. This Issue provides clarification with respect to the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS No. 115, and investments accounted for under the cost method or the equity method. On November 3, 2005 a FASB Staff Position ("FSP FAS 115-1") was released to address the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The Company adopted the provisions of FSP 115-1 effective as of December 31, 2005 and recorded a loss on other-than-temporary impaired securities of $83.1 million consistent with the applications of this guidance.

     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections ("SFAS NO. 154"). which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statement. SFAS No. 154 changes the requirements for accounting and reporting a change in accounting principle, and applies to all voluntary changes in accounting principles, as well as changes required by an accounting pronouncement in the unusual instance it does not include specific transition provision. Specifically, SFAS No. 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the effects of the change, the new accounting principle must be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and a corresponding adjustment must be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of the change, the new principle must be applied as if it were adapted prospectively from the earliest date practicable, SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS No. 154 does not change the transition provisions of any existing pronouncements. The Company has evaluated the impact of SFAS No. 154 and does not expect the adoption of this Statement to have a significant impact on its consolidated statement of operations and comprehensive income or financial condition. The Company will apply SFAS No. 154 in future periods, when applicable.

     On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (Revised 2004) - Share-Based Payment ("SFAS No. 123R"). SFAS 123R, which replaces SFAS No. 123, requires the Company to measure and recognize in the financial statements the compensation cost relating to share-based payment transactions. The compensation cost should be recognized based on the fair value of the equity instruments issued. SFAS No. 123R is effective for the Company on January 1, 2006. The Company adopted SFAS No. 123(R), using the modified-prospective transition approach, effective January 1, 2006 with no cumulative effect on net income. The adoption of SFAS No. 123R is not expected to have a significant impact on the Company's financial position and results of operations.

     The Company accounts for the share-based payments under the intrinsic value method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

                                                            For the year ended December 31,
                                                     (dollars in thousands, except per share data)
                                                           2005           2004            2003
                                                     -----------------------------------------------
Net (loss) income related to common
shareholders, as reported                                 ($23,840)        $240,847        $180,103
Deduct:  Total stock-based employee compensation
expense determined under fair value based method
                                                              (357)           (149)            (48)
                                                     -----------------------------------------------
Pro-forma net (loss) income related to common
shareholers                                               ($24,197)        $240,698        $180,055
                                                     ===============================================


Net (loss) income per share related to common shareholders, as reported
Basic                                                       ($0.19)           $2.04           $1.95
Diluted                                                     ($0.19)           $2.03           $1.94

Pro-forma net (loss) income per share related to common shareholders
Basic                                                       ($0.20)           $2.03           $1.95
Diluted                                                     ($0.20)           $2.03           $1.94


     The Emerging Issues Task Force of the FASB is considering placing an item on its agenda relating to the accounting treatment under SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement 125, of transactions where assets purchased from a particular counterparty are financed via a repurchase agreement with the same counterparty. Currently, the Company records such assets and the related financing in the consolidated statement of financial condition, and the corresponding interest income and interest expense in the Company's consolidated statement of operations and comprehensive (loss) income. For assets representing available-for-sale investment securities, as in the Company's case, any change in fair value is reported through other comprehensive income under SFAS No. 115, with the exception of impairment losses, which are recorded in the consolidated statement of operations and comprehensive (loss) income as realized losses.

     However, a transaction where assets are acquired from and financed under a repurchase agreement with the same counterparty may not qualify for a sale treatment by a seller under the interpretation of SFAS 140, which would require the seller to continue to carry such sold asset on their books based on their "continuing involvement" with such assets. Depending on the ultimate outcome of the EITF deliberations, the result may be that the Company would be precluded from recording the assets purchased in the transaction described above as well as the related financing in the Company's consolidated statement of financial condition and would instead be treating the Company's net investment in such assets as a derivative.

     This potential change in accounting treatment would not affect the economic substance of the transactions but would affect how the transactions would be reported in the Company's financial statements. The Company's cash flows, liquidity and ability to pay a dividend would be unchanged, and the Company does not believe the Company's taxable income or net equity would be affected. If the Company were to change the current accounting treatment for these transactions, total assets and total liabilities would each be reduced by approximately $1.9 billion.

2.   FIXED INCOME DISCOUNT ADVISORY COMPANY

     On December 31, 2003, the Company entered into a merger agreement with FIDAC. At the annual meeting of the Company's shareholders held on May 27, 2004, shareholders voted to approve the merger. The merger closed before the opening of business on June 4, 2004. The merger was accounted for using the purchase method of accounting in accordance with SFAS No. 141. Accordingly, the consolidated statements of financial condition as of December 31, 2005 and 2004 include the effects of the merger and the Company's application of the purchase method of accounting. Additionally, the consolidated statements of operations and of cash flows for the year ended December 31, 2004 include the consolidated results of the Company and FIDAC for the period from June 4, 2004 to December 31, 2004. The consolidated statements of operation and cash flows for the year ended December 31, 2005 include a full year of results of operations of the Company and FIDAC.

     Upon completion of the merger and pursuant to the merger agreement, FDC Merger Sub, ("Merger Sub"), the Company's wholly owned subsidiary created solely for the purpose of effectuating the merger, merged with and into FIDAC. As a result of the merger, Merger Sub ceased to exist, and FIDAC is the surviving corporation and operates as the Company's wholly owned taxable REIT subsidiary. At the time of the merger, each FIDAC shareholder received approximately 2,935 shares of the Company's common stock for each share of FIDAC stock the shareholder owned and has the right to receive additional shares of the Company's common stock in the future, based on FIDAC achieving specific performance goals. FIDAC's shareholders may also receive additional shares of the Company's common stock as an earn-out in 2006 worth up to $49,500,000 if FIDAC meets specific performance goals under the merger agreement. The Company cannot calculate how many shares the Company will issue under the earn-out provisions since that will vary depending upon whether and the extent to which FIDAC achieves specific performance goals. Even if FIDAC achieves specific performance goals for a fiscal year, the number of additional shares to be issued to the FIDAC shareholders will vary depending on the Company's average share price for the first 20 trading days of the following fiscal year.

     The value of the shares of the Company's common stock issued to the FIDAC shareholders immediately upon the consummation of the acquisition was fixed at $40,500,000 based upon the closing price of the Company's common stock on December 31, 2003, and was paid on June 4, 2004 by delivering 2,201,080 shares of the Company's common stock. The total amount of goodwill represents the purchase price in excess of the fair value of the net assets acquired. Under SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized, but tested at least annually for impairment. Certain customer relationships are deemed by the Company to have an indefinite life based on a lack of attrition history and management's expectation of continued service to FIDAC clients and, accordingly, are not being amortized. Instead, they are required to be tested at least annually for impairment. FIDAC trademark and non-compete agreements are considered intangible assets subject to amortization over their estimated life of three years and one year, respectively. For the years ended December 31, 2005 and 2004, amortization expense related to these intangibles was $571,000 and $130,000, respectively. Over the next five years the amortization is expected to be $2.4 million in total.

A summary of the fair values of the net assets acquired is as follows:

                                            (dollars in thousands)

Cash and cash equivalents                                  $2,526
Receivable for advisory fees and services                   1,564
Other assets                                                  591
Customer relationships                                     15,613
FIDAC trademark                                               250
Non-compete agreements                                        140
Goodwill                                                   22,905
Accounts payable                                            (748)
                                            ----------------------
  Total fair value of net assets,
    including acquisition cost                            $42,841
                                            ======================

3.   MORTGAGE-BACKED SECURITIES

     The following tables present the Company's available-for-sale Mortgage-Backed Securities portfolio as of December 31, 2005 and 2004:

December 31, 2005             Federal Home     Federal      Government        Total
                                  Loan         National       National       Mortgage-
                                Mortgage       Mortgage       Mortgage        Backed
                               Corporation    Association    Association    Securities
                           ------------------------------------------------------------
                                               (dollars in thousands)
Mortgage-Backed
 Securities, gross             $5,689,898     $9,881,672       $344,231    $15,915,801
Unamortized discount               (4,043)       (17,345)           (62)       (21,450)
Unamortized premium                92,228        144,726          5,133        242,087
                           ------------------------------------------------------------
Amortized cost                  5,778,083     10,009,053        349,302     16,136,438

Gross unrealized gains              3,174          1,853              -          5,027
Gross unrealized losses           (80,733)      (124,330)        (6,538)      (211,601)
                           ------------------------------------------------------------

Estimated fair value           $5,700,524     $9,886,576       $342,764    $15,929,864
                           ============================================================
                                                Gross          Gross
                             Amortized        Unrealized     Unrealized     Estimated
                                Cost             Gain           Loss       Fair Value
                           ------------------------------------------------------------
                                               (dollars in thousands)
Adjustable rate                $9,844,261         $3,973      ($120,480)    $9,727,754

Fixed rate                      6,292,177          1,054        (91,121)     6,202,110
                           ------------------------------------------------------------

Total                         $16,136,438         $5,027      ($211,601)   $15,929,864
                           ============================================================


December 31, 2004             Federal Home     Federal      Government        Total
                                  Loan         National       National       Mortgage-
                                Mortgage       Mortgage       Mortgage        Backed
                               Corporation    Association    Association    Securities
                           ------------------------------------------------------------
                                               (dollars in thousands)
Mortgage-Backed
 Securities, gross             $6,063,131    $12,061,462       $604,310    $18,728,903
Unamortized discount                 (171)          (843)          (109)        (1,123)
Unamortized premium               130,211        288,217          8,528        426,956
                           ------------------------------------------------------------
Amortized cost                  6,193,171     12,348,836        612,729     19,154,736

Gross unrealized gains             11,534          9,905          1,582         23,021
Gross unrealized losses           (39,429)       (97,890)        (2,052)      (139,371)
                           ------------------------------------------------------------

Estimated fair value           $6,165,276    $12,260,851       $612,259    $19,038,386
                           ============================================================
                                                Gross          Gross
                             Amortized        Unrealized     Unrealized     Estimated
                                Cost             Gain           Loss       Fair Value
                           ------------------------------------------------------------
                                               (dollars in thousands)
Adjustable rate               $13,833,122        $20,713       ($93,796)   $13,760,039

Fixed rate                      5,321,614          2,308        (45,575)     5,278,347
                           ------------------------------------------------------------

Total                         $19,154,736        $23,021      ($139,371)   $19,038,386
                           ============================================================

     Actual maturities of mortgage-backed securities are generally shorter than stated contractual maturities. Actual maturities of the Company's mortgage-backed securities are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal. The following table summarizes the Company's mortgage-backed securities on December 31, 2005 and 2004 according to their estimated weighted-average life classifications:


                                                     December 31, 2005           December 31, 2004
                                                                Amortized                   Amortized
          Weighted-Average Life                   Fair Value       Cost       Fair Value       Cost
                                                                 (dollars in thousands)
-------------------------------------------------------------------------------------------------------
Less than one year                                  $508,851      $514,560      $357,135      $359,433
Greater than one year and less than five years    12,648,106    12,824,736    14,623,143    14,705,212
Greater than or equal to five years                2,772,907     2,797,142     4,058,108     4,090,091

                                                 ------------------------------------------------------
Total                                            $15,929,864   $16,136,438   $19,038,386   $19,154,736
                                                 ======================================================


     The weighted-average lives of the mortgage-backed securities at December 31, 2005 and 2004 in the table above are based upon data provided through subscription-based financial information services, assuming constant principal prepayment rates to the reset date of each security. The prepayment model considers current yield, forward yield, steepness of the yield curve, current mortgage rates, mortgage rate of the outstanding loans, loan age, margin and volatility.

     Mortgage-Backed Securities with a carrying value of $4.6 billion were in a continuous unrealized loss position over 12 months at December 31, 2005 in the amount of $111.1 million. Mortgage-Backed Securities with a carrying value of $8.4 billion were in a continuous unrealized loss position for less than 12 months at December 31, 2005 in the amount of $100.5 million. Mortgage-Backed Securities with a carrying value of $2.2 billion were in a continuous unrealized loss position over 12 months at December 31, 2004 in the amount of $34.1 million. Mortgage-Backed Securities with a carrying value of $13.1 billion were in a continuous unrealized loss position for less than 12 months at December 31, 2004 in the amount of $105.3 million. The decline in value of these securities is solely due to increases in interest rates. All of the Mortgage-Backed Securities are "AAA" rated or carry an implied "AAA" rating. At December 31, 2005, $2.9 billion in Mortgage-Backed Securities were deemed to be other-than-temporarily impaired, which resulted in an impairment loss of $83.1 million. At September 30, 2005, the Company's investments that were in a loss position were not considered other-than-temporarily impaired since at the time the Company had the intent to hold them for a period of time, to maturity if necessary, sufficient for a forecasted market price recovery up to or beyond the cost of the investments. With the continued increase in the Federal Funds rate during the fourth quarter, however, management determined during the fourth quarter that it did not intend to hold some of its securities until maturity and would reposition a portion of its assets. The remaining investments are not considered other-than-temporarily impaired since the Company currently has the ability and intent to hold the investments for a period of time or to maturity, if necessary, sufficient for a forecasted market price recovery up to or beyond the cost of the investments. Also, the Company is guaranteed payment on the par value of the securities.

     The adjustable rate Mortgage-Backed Securities are limited by periodic caps (generally interest rate adjustments are limited to no more than 1% every nine months) and lifetime caps. The weighted average lifetime cap was 10.3% at December 31, 2005 and 10.1% at December 31, 2004.

     During the year ended December 31, 2005, the Company realized $53.2 million in net losses from sales of Investment Securities. During year ended December 31, 2004, the Company realized $5.2 million in net gains from sales of Mortgage-Backed Securities.

4.   AGENCY DEBENTURES

     At December 31, 2005, the Company did not own agency debentures. At December 31, 2004 the Company owned callable agency debentures totaling $395.0 million par value, which were issued by FHLMC, FNMA, and FHLB. All of the Company's agency debentures were classified as available-for-sale. The agency debentures had carrying values of $390.5 million at December 31, 2004. During the year ended December 31, 2005, the Company realized $8.3 million in net losses from sales of agency debentures.


5.   REPURCHASE AGREEMENTS

     The Company had outstanding $13.6 billion and $16.7 billion of repurchase agreements with weighted average borrowing rates of 4.16% and 2.46%, and weighted average remaining maturities of 79 days and 111 days as of December 31, 2005 and December 31, 2004, respectively. Investment Securities pledged as collateral under these repurchase agreements had an estimated fair value of $14.3 billion at December 31, 2005 and $17.4 billion at December 31, 2004.

     At December 31, 2005 and December 31, 2004, the repurchase agreements had the following remaining maturities:

                          December 31, 2005             December 31, 2004
                                      (dollars in thousands)
                       ---------------------------------------------------
Within 30 days                  $10,575,945                   $13,059,810
30 to 59 days                     1,250,356                     1,598,069
60 to 89 days                             -                             -
90 to 119 days                            -                             -
Over 120 days                     1,750,000                     2,050,000
                       ---------------------------------------------------
Total                           $13,576,301                   $16,707,879
                       ===================================================

     The Company had an amount at risk greater than 10% of the equity of the Company with the following counterparty.

                       Amount at risk(1)
                    (dollars in thousands)     Weighted average days to maturity
                    ------------------------------------------------------------
UBS Securities LLC            $179,959                      121

(1) Equal to the sum of fair value of securities sold plus accrued interest income minus the sum of repurchase agreements plus accrued interest expense.

6.   OTHER LIABILITIES

     In 2001, the Company entered into a repurchase agreement with an original maturity in July 2004. This repurchase agreement provided the buyer with the right to extend its maturity date, in whole or in part, in three-month increments up to July 2006. The buyer has continuously exercised its right to extend the maturity date, and the agreement is currently set to mature in July 2006. The repurchase agreement has a principal amount of $100,000,000, and is included in repurchase agreements in the consolidated statements of financial condition. The Company accounts for the extension option as a separate interest rate floor liability carried at fair value. The initial fair value of $1.2 million allocated to the extension option resulted in a similar discount on the repurchase agreement borrowings that was amortized over the initial term of three years using the effective yield method. At December 31, 2005 and December 31, 2004, the fair value of this interest rate floor was $149,000 and $2.7 million, respectively, and is included in other liabilities in the consolidated statements of financial condition. The amount of change in fair value of this interest rate floor has been rewarded in the consolidated statement of operations and comprehensive (loss) income in the interest expense balance.


7.   PREFERRED STOCK AND COMMON STOCK

     During the year ended December 31, 2005, the Company declared dividends to common shareholders totaling $127.1 million or $1.04 per share, of which $12.4 million were paid on January 27, 2006. During the year ended December 31, 2005, the Company declared and paid dividends to preferred shareholders totaling $14.6 million or $1.97 per share. During the twelve months ended December 31, 2005, 2,381,550 shares of the Company's common stock were issued through the Equity Shelf Program, totaling net proceeds of $40.1 million. During the year ended December 31, 2005, 16,128 options were exercised under the long-term compensation plan for an aggregate exercise price of $253,000. In addition, 24,253 common shares were sold through the dividend reinvestment and direct purchase program for $440,000 during the year ended December 31, 2005.

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

     During the year ended December 31, 2004, 2,103,525 shares were issued through the Equity Shelf Program, totaling net proceeds of $37.5 million. During the year ended December 31, 2004, 57,000 options were exercised under the long-term compensation plan for an aggregate exercise price of $856,000. In addition, 127,020 shares were purchased in the dividend reinvestment and direct purchase program at $2.3 million.

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

8.   NET (LOSS) INCOME PER COMMON SHARE

The following table presents a reconciliation of the net (loss) income and shares used in calculating basic and diluted earnings per share for the year ended December 31, 2005, 2004 and 2003.

                                                  For the year ended
                                           December     December     December
                                           31, 2005     31, 2004     31, 2003
                                          -----------------------------------

Net (loss)  income                         ($9,247)    $248,592     $180,103
Less: Preferred stock dividends             14,593        7,745            -
                                          -----------------------------------
Net (loss) income related to common
Shareholders                              ($23,840)    $240,847     $180,103
                                          ===================================

Weighted average shares of common stock
outstanding-basic                          122,475      118,223       92,215
Add: Effect of dilutive stock options            -          236          816
                                          -----------------------------------
Weighted average shares of common
  stock outstanding-diluted                122,475      118,459       93,031
                                          ===================================

Because the Company had a net loss related to common shareholders, options to purchase 2,333,593 shares of common stock were considered anti-dilutive for the year ended December 31, 2005.

Options to purchase 12,500 of common stock were outstanding and considered anti-dilutive as their exercise price exceeded the average stock price for the year ended December 31, 2004.

Options to purchase 12,500 of common stock were outstanding and considered anti-dilutive as their exercise price exceeded the average stock price for the year ended December 31, 2003.

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

                                                 For the years ended December 31
                                    2005                      2004                       2003
                         ----------------------------------------------------------------------------------
                                         Weighted                  Weighted                     Weighted
                                         Average                   Average                      Average
                            Number of    Exercise     Number of    Exercise      Number of      Exercise
                             Shares        Price       Shares        Price        Shares         Price
                         ----------------------------------------------------------------------------------
Options outstanding at
 the beginning of year      1,645,721      $15.66    1,063,259        $14.28       512,706          $8.59
Granted                       737,750       17.08      639,750         17.39       643,450          18.00
Exercised                     (16,128)      12.21      (57,288)         9.40       (92,697)          8.54
Expired                       (33,750)      17.87            -             -          (200)         17.97
                         ----------------------------------------------------------------------------------

Options outstanding at
 the end of year            2,333,593      $16.10    1,645,721        $15.66     1,063,259         $14.28
                         ==================================================================================


The following table summarizes information about stock options outstanding at December 31, 2005:

                                                             Weighted Average
Range of Exercise                        Weighted Average  Remaining Contractual
     Prices         Options Outstanding   Exercise Price        Life (Years)
-----------------------------------------------------------------------------

   $7.94-$19.99           2,323,593              $16.08                 7.76
  $20.00-$29.99              10,000               20.53                 1.99

                  -----------------------------------------------------------
                          2,333,593              $16.10                 7.74
                  ===========================================================

10.  INCOME TAXES

     As a REIT, the Company is not subject to Federal income tax on earnings distributed to its shareholders. Most states recognize REIT status as well. The Company has decided to distribute the majority of its income and retain a portion of the permanent difference between book and taxable income arising from
Section 162(m) of the Code pertaining to employee remuneration.

     During the year ended December 31, 2005, the Company recorded $8.7 million of income tax expense for income attributable to FIDAC, its taxable REIT subsidiary, and the portion of earnings retained based on Code Section 162(m) limitations. During the year ended December 31, 2005, the Company recorded $2.0 million of income tax expense for a portion of earnings retained based on
Section 162(m) limitations. The effective tax rate was 47% for the year ended December 31, 2005.

     During the year ended December 31, 2004, the Company recorded $4.5 million of income tax expense for income attributable to taxable REIT subsidiary and the portion of earnings retained based on Code Section 162(m) limitations. The Company's effective tax rate was 45% for the year ended December 31, 2004. Such rate differed from the federal statutory rate as a result of state and local taxes and permanent difference pertaining to employee remuneration as discussed above. During the years ended December 31, 2003, 100% of the taxable income of the Company was distributed and as a result, the Company was not subject to income taxes.

11.  LEASE COMMITMENTS

     The Company has a noncancelable lease for office space, which commenced in May 2002 and expires in December 2009. Office rent expense was $573,000, $591,000, and $612,000 for the years ended December 31, 2005, 2004 and 2003, respectively. The expense was net of sub-lease payments received of $84,000 and $7,000 for the years ended December 31, 2005 and 2004, respectively.

     The Company's aggregate future minimum lease payments are as follows:

                                                    Total per Year
                                                (dollars in thousands)
         2006                                                    $  530
         2007                                                       532
         2008                                                       532
         2009                                                       532
                                                ------------------------
         Total remaining lease payments                          $2,126
                                                ========================

12.  INTEREST RATE RISK

          The primary market risk to the Company is interest rate risk. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond the Company's control. Changes in the general level of interest rates can affect net interest income, which is the difference between the interest income earned on interest-earning assets and the interest expense incurred in connection with the interest-bearing liabilities, by affecting the spread between the interest-earning assets and interest-bearing liabilities. Changes in the level of interest rates also can affect the value of the Investment Securities and the Company's ability to realize gains from the sale of these assets. A decline in the value of the Investment Securities pledged as collateral for borrowings under repurchase agreements could result in the counterparties demanding additional collateral pledges or liquidation of some of the existing collateral to reduce borrowing levels. Liquidation of collateral at losses could have an adverse accounting impact, as discussed in Note 3.

          The Company seeks to manage the extent to which net income changes as a function of changes in interest rates by matching adjustable-rate assets with variable-rate borrowings. The Company may seek to mitigate the potential impact on net income of periodic and lifetime coupon adjustment restrictions in the portfolio of Investment Securities by entering into interest rate agreements such as interest rate caps and interest rate swaps. As of December 31, 2005, the Company entered into interest rate swaps to pay a fixed rate and receive a floating rate of interest, with total notion amount of $479.0 million.

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


13.  CONTINGENCIES

          From time to time, we are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial statements.

14.  SUMMARIZED QUARTERLY RESULTS (UNAUDITED)

          The following is a presentation of the quarterly results of operations for the year ended December 31, 2005.

                                                           March 31,     June 30,   September 30,   December 31,
                                                             2005          2005         2005           2005
                                                              (dollars in thousands, except per share data)
                                                        ---------------------------------------------------------
Interest income                                               $176,289      $171,595      $177,474      $179,688
Interest expense                                               113,993       133,758       155,043       165,766
                                                        ---------------------------------------------------------
Net interest income                                             62,296        37,837        22,431        13,922
                                                        ---------------------------------------------------------

Other (loss) income
  Investment advisory and service fees                           6,309         9,669        10,945         8,702
  Gain (loss) on sale of Mortgage-Backed Securities                580        11,435            32       (65,285)
  Loss on other-than-temporarily impaired securities                 -             -             -       (83,098)
                                                        ---------------------------------------------------------
      Total other (loss) income                                  6,889        21,104        10,977      (139,681)
                                                        ---------------------------------------------------------

Expenses
  Distribution fees                                              1,610         2,126         2,414         1,850
  General and administrative expenses                            6,664         6,800         6,455         6,359
                                                        ---------------------------------------------------------
      Total expenses                                             8,274         8,926         8,869         8,209
                                                        ---------------------------------------------------------

Income (loss) before income taxes                               60,911        50,015        24,539      (133,968)
Income taxes                                                     1,578         3,022         3,353         2,791
                                                        ---------------------------------------------------------
Net income (loss)                                               59,333        46,993        21,186      (136,759)
Dividends on preferred stock                                     3,648         3,648         3,648         3,649
                                                        ---------------------------------------------------------
Net income (loss) related to common shareholders               $55,685       $43,345       $17,538     ($140,408)
                                                        =========================================================

Weighted average number of basic
  common shares outstanding                                121,270,867   121,740,256   123,169,910   123,684,931
                                                        =========================================================
Weighted average number of diluted
  common shares outstanding                                121,564,320   122,013,050   123,330,645   123,684,931
                                                        =========================================================

Net income (loss) per average common share:
Basic                                                            $0.46         $0.36         $0.14        ($1.14)
                                                        =========================================================
Diluted                                                          $0.46         $0.36         $0.14        ($1.14)
                                                        =========================================================

     The following is a presentation of the quarterly results of operations for the year ended December 31, 2004.

                                                           March 31,      June 30,    September 30,  December 31,
                                                             2004           2004          2004           2004
                                                              (dollars in thousands, except per share data)
                                                        ---------------------------------------------------------

Interest income                                               $114,341      $122,234      $138,970      $156,783
Interest expense                                                50,303        55,648        70,173        93,992
                                                        ---------------------------------------------------------
Net interest income                                             64,038        66,586        68,797        62,791
                                                        ---------------------------------------------------------

Other income
Investment advisory and service fees                                 -         1,260         4,811         6,143
Gain on sale of Mortgage-Backed Securities                         595         2,126         1,350         1,144
                                                        ---------------------------------------------------------
     Total other income                                            595         3,386         6,161         7,287
                                                        ---------------------------------------------------------

Expenses:
Distribution Fees                                                    -           298         1,024         1,538
General and administrative expenses                              5,790         5,643         6,159         6,862
                                                        ---------------------------------------------------------
     Total expenses                                              5,790         5,941         7,183         8,400
                                                        ---------------------------------------------------------

Income before income taxes                                      58,843        64,031        67,775        61,678
Income taxes                                                         -           494         1,155         2,384
                                                        ---------------------------------------------------------
Net income                                                      58,843        63,537        66,620        59,294

Dividends on preferred stock                                         -         1,998         2,082         3,665
                                                        ---------------------------------------------------------
Net income available to common shareholders                    $58,843       $61,539       $64,538       $55,629
                                                        =========================================================

Weighted average number of basic
  common shares outstanding                                112,506,206   118,276,509   120,802,814   121,246,246
                                                        =========================================================
Weighted average number of diluted
  common shares outstanding                                112,804,001   118,469,756   120,994,191   121,514,941
                                                        =========================================================
Net income per share available to common
 shareholders:
Basic                                                            $0.52         $0.52         $0.53         $0.46
                                                        =========================================================
Diluted                                                          $0.52         $0.52         $0.53         $0.46
                                                        =========================================================

                                     ******

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, State of New York.

                                      ANNALY MORTGAGE MANAGEMENT, INC.

Date: March 9, 2006                   By:   /s/ Michael A. J. Farrell
                                            Michael A. J. Farrell
                                            Chairman, Chief Executive Officer,
                                            and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

              Signature                    Title                                          Date
         /s/ KEVIN P. BRADY                Director                                    March 9, 2006
         ------------------
             Kevin P. Brady

         /s/ KATHRYN F. FAGAN              Chief Financial Officer and Treasurer       March 9, 2006
         ---------------------             (principal financial and accounting
             Kathryn F. Fagan              officer)


         /s/ MICHAEL A.J. FARRELL          Chairman of the Board, Chief Executive      March 9, 2006
         ------------------------          Officer, President and Director
             Michael A. J. Farrell         (principal executive officer)

         /s/ JONATHAN D. GREEN             Director                                    March 9, 2006
         ----------------------
             Jonathan D. Green

         /s/ JOHN A. LAMBIASE              Director                                    March 9, 2006
          -------------------
             John A. Lambiase

         /s/ E. WAYNE NORDBERG             Director                                    March 9, 2006
         ---------------------
             E. Wayne Nordberg

         /s/ DONNELL A. SEGALAS            Director                                    March 9, 2006
         ----------------------
             Donnell A. Segalas

         /s/ WELLINGTON DENAHAN-NORRIS     Vice Chairman of the Board, Chief           March 9, 2006
         -----------------------------     Investment Officer, Chief Operating
             Wellington Denahan-Norris     Officer and Director

                                  EXHIBIT INDEX
Exhibit
Number    Exhibit Description

3.1 Articles of Amendment and Restatement of the Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-11 (Registration No. 333-32913) filed with the Securities and Exchange Commission on August 5, 1997).
3.2 Articles of Amendment of the Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant's Registration Statement on Form S-3 (Registration Statement 333-74618) filed with the Securities and Exchange Commission on June 12, 2002).
3.3 Bylaws of the Registrant, as amended (incorporated by reference to Exhibit 3.3 to the Registrant's Registration Statement on Form S-11 (Registration No. 333-32913) filed with the Securities and Exchange Commission on August 5, 1997).
4.1       Specimen Common Stock Certificate (incorporated by reference to
          Exhibit 4.1 to Amendment No. 1 to the Registrant's Registration Statement on Form S-11 (Registration No. 333-32913) filed with the Securities and Exchange Commission on September 17, 1997).
4.2 Specimen Series A Preferred Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement on Form 8-A filed with the SEC on April 1, 2004).
4.3       Specimen Preferred Stock Certificate (incorporated by reference to
          Exhibit 4.2 to the Registrant's Registration Statement on Form S-3 (Registration No. 333-74618) filed with the Securities and Exchange Commission on December 5, 2001).
10.1      Long-Term Stock Incentive Plan (incorporated by reference to Exhibit
          10.3 to the Registrant's Registration Statement on Form S-11 (Registration No. 333-32913) filed with the Securities and Exchange Commission on August 5, 1997).*
10.2      Form of Master Repurchase Agreement (incorporated by reference to
          Exhibit 10.7 to the Registrant's Registration Statement on Form S-11 (Registration No. 333-32913) filed with the Securities and Exchange Commission on August 5, 1997).
10.3 Amended and Restated Employment Agreement, effective as of June 4, 2004, between the Registrant and Michael A.J. Farrell (incorporated by reference to Exhibit 10.3 of the Registrant's Form 10-K filed with the Securities and Exchange Commission on March 10, 2005).*
10.4 Amended and Restated Employment Agreement, effective as of June 4, 2004, between the Registrant and Wellington J. Denahan (incorporated by reference to Exhibit 10.4 of the Registrant's Form 10-K filed with the Securities and Exchange Commission on March 10, 2005).*

10.5 Amended and Restated Employment Agreement, effective as of June 4, 2004,between the Registrant and Kathryn F. Fagan (incorporated by reference to Exhibit 10.5 of the Registrant's Form 10-K filed with the Securities and Exchange Commission on March 10, 2005).*
10.6 Amended and Restated Employment Agreement, effective as of June 4, 2004, between the Registrant and James P. Fortescue (incorporated by reference to Exhibit 10.7 of the Registrant's Form 10-K filed with the Securities and Exchange Commission on March 10, 2005).*
10.7 Amended and Restated Employment Agreement, dated as of January 23, 2006, between the Registrant and Jeremy Diamond.*
10.8 Amended and Restated Employment Agreement, dated as of January 23, 2006, between the Registrant and Ronald D. Kazel.*
10.9 Amended and Restated Employment Agreement, effective as of June 4, 2004, between the Registrant and Rose-Marie Lyght (incorporated by reference to Exhibit 10.10 of the Registrant's Form 10-K filed with the Securities and Exchange Commission on March 10, 2005).*
10.10 Amended and Restated Employment Agreement, effective as of June 4, 2004, between the Registrant and Kristopher R. Konrad (incorporated by reference to Exhibit 10.11 of the Registrant's Form 10-K filed with the Securities and Exchange Commission on March 10, 2005).*
10.11 Amended and Restated Employment Agreement, dated January 23, 2006, between the Registrant and R. Nicholas Singh.*
10.12 Agreement and Plan of Merger, dated as of December 31, 2003, by and among the Registrant, Fixed Income Discount Advisory Company, FDC MergerSub, Inc., Michael A.J. Farrell, Wellington J. Denahan, Jennifer
          S. Karve, Kathryn F. Fagan, Jeremy Diamond, Ronald D. Kazel, Rose-Marie Lyght, Kristopher R. Konrad, and James P. Fortescue (incorporated by reference to Exhibit 99.2 to the Registrant's Form 8-K filed with the Securities and Exchange Commission on January 2,
          2004).
23.1      Consent of Independent Registered Public Accounting Firm.
31.1 Certification of Michael A.J. Farrell, Chairman, Chief Executive Officer, and President of the Registrant, pursuant to 18 U.S.C.
          Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Certification of Kathryn F. Fagan, Chief Financial Officer and Treasurer of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certification of Michael A.J. Farrell, Chairman, Chief Executive Officer, and President of the Registrant, pursuant to 18 U.S.C.
          Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 Certification of Kathryn F. Fagan, Chief Financial Officer and Treasurer of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Exhibit Numbers 10.1 and 10.3-10.11 are management contracts or compensatory plans required to be filed as Exhibits to this Form 10-K.