Form 10-Q
period 2006-03-31
ANNALY MORTGAGE MANAGEMENT INC
filed 2006-05-09
CIK 1043219

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2006

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

   Large accelerated filer |X| Accelerated filer |_| Non-accelerated filer |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date:

                     Class                          Outstanding at May 5, 2006
        Common Stock, $.01 par value                        162,916,656

                 ANNALY MORTGAGE MANAGEMENT, INC. AND SUBSIDIARY

                                    FORM 10-Q

                                TABLE OF CONTENTS

Part I.    FINANCIAL INFORMATION

           Item 1.  Financial Statements:

           Consolidated Statements of Financial Condition-March 31, 2006 (Unaudited) and December 31, 2005             1

           Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited) for the
           quarters ended March 31, 2006 and 2005                                                                      2

           Consolidated Statement of Stockholders' Equity (Unaudited) for the quarter ended March 31, 2006             3

           Consolidated Statements of Cash Flows (Unaudited) for the quarters ended March 31, 2006 and 2005            4

           Notes to Consolidated Financial Statements (Unaudited)                                                      5

           Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations              17

           Item 3. Quantitative and Qualitative Disclosures about Market Risk                                         31

           Item 4. Controls and Procedures                                                                            32


Part II.   OTHER INFORMATION
                                                                                                                      33
           Item 1.   Legal Proceedings
                                                                                                                      33
           Item 1A.  Risk Factors

           Item 6.  Exhibits and Reports on Form 8-K                                                                  33

           SIGNATURES                                                                                                 35


PART I.
ITEM 1. FINANCIAL STATEMENTS


                 ANNALY MORTGAGE MANAGEMENT, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                  (dollars in thousands, except for share data)



                                                                                                 March 31,  DECEMBER 31,
                                                                                                    2006        2005
                                                                                                 (UNAUDITED)
                                                                                                ------------------------

                                             ASSETS

Cash and cash equivalents                                                                       $     2,403 $     4,808
Mortgage-Backed Securities, at fair value                                                        16,176,348  15,929,864
Receivable for Mortgage-Backed Securities sold                                                      139,491      13,449
Accrued interest receivable                                                                          75,092      71,340
Receivable for advisory and service fees                                                              3,805       3,497
Intangible for customer relationships, net                                                           13,851      15,183
Goodwill                                                                                             22,966      23,122
Interest rate swaps, at fair value                                                                   36,470           -
Other assets                                                                                          2,281       2,159
                                                                                                ------------------------

     Total assets                                                                               $16,472,707 $16,063,422
                                                                                                ========================

                              LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Repurchase agreements                                                                         $14,629,883 $13,576,301
  Payable for Mortgage-Backed Securities purchased                                                  354,312     933,051
  Accrued interest payable                                                                           37,738      27,994
  Dividends payable                                                                                  13,607      12,368
  Other liabilities                                                                                       -         305
  Accounts payable                                                                                    3,238       8,837
  Interest rate swaps, at fair value                                                                      -         543
                                                                                                ------------------------
     Total liabilities                                                                           15,038,778  14,559,399
                                                                                                ------------------------

Stockholders' Equity:
7.875% Series A Cumulative Redeemable Preferred Stock: 7,637,500
   authorized, 7,412,500 shares issued and outstanding                                              177,088     177,088
 Common stock: par value $.01 per share; 500,000,000 authorized; and
   123,701,656, 123,684,931; shares issued and outstanding,
   respectively                                                                                       1,237       1,237
Additional paid-in capital                                                                        1,679,904   1,679,452
Accumulated other comprehensive loss                                                               (249,459)   (207,117)
Accumulated deficit                                                                                (174,841)   (146,637)

                                                                                                ------------------------
Total stockholders' equity                                                                        1,433,929   1,504,023
                                                                                                ------------------------

Total liabilities and stockholders' equity                                                      $16,472,707 $16,063,422
                                                                                                ========================

                             See notes to financial statements.

PART I.
ITEM 1. FINANCIAL STATEMENTS

                 ANNALY MORTGAGE MANAGEMENT, INC. AND SUBSIDIARY
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)
                (dollars in thousands, except per share amounts)


                                                                                             For the        For the
                                                                                          Quarter Ended   Quarter Ended
                                                                                          March 31, 2006  March 31, 2005
                                                                                         -------------------------------

Interest income                                                                                $194,882        $176,289

Interest expense                                                                                167,512         113,993
                                                                                         -------------------------------

Net interest income                                                                              27,370          62,296
                                                                                         -------------------------------

Other (loss) income:
  Investment advisory and service fees                                                            6,997           6,309
  (Loss) gain on sale of Mortgage-Backed Securities                                              (7,006)            580
  Impairment of intangible for customer relationships                                            (1,148)              -
  Loss on other-than-temporarily impaired securities                                            (26,730)              -
                                                                                         -------------------------------

     Total other (loss) income                                                                  (27,887)          6,889
                                                                                         -------------------------------

Expenses:
  Distribution fees                                                                               1,170           1,610
  General and administrative expenses                                                             7,177           6,664
                                                                                         -------------------------------

     Total expenses                                                                               8,347           8,274
                                                                                         -------------------------------

Net (loss) income before income taxes                                                            (8,864)         60,911

Income taxes                                                                                      2,085           1,578
                                                                                         -------------------------------

Net (loss) income                                                                               (10,949)         59,333

Dividends on preferred stock                                                                      3,648           3,648
                                                                                         -------------------------------

Net (loss) income (related) available to common shareholders                                   ($14,597)        $55,685
                                                                                         ===============================

Net (loss) income per share (related) available to common shareholders:
Basic                                                                                            ($0.12)          $0.46
                                                                                         ===============================

Diluted                                                                                          ($0.12)          $0.46
                                                                                         ===============================

Weighted average number of common shares outstanding:
Basic                                                                                       123,693,851     121,270,867
                                                                                         ===============================

Diluted                                                                                     123,693,851     121,564,320
                                                                                         ===============================

Net (loss) income                                                                              ($10,949)        $59,333
                                                                                         -------------------------------

Comprehensive loss:
  Unrealized loss on available-for-sale securities                                             (113,091)        (91,900)
  Unrealized gain on interest rate swaps                                                         37,013               -
  Reclassification adjustment for net losses (gains) included in
    net loss or income                                                                           33,736            (580)
                                                                                         -------------------------------

Other comprehensive loss                                                                        (42,342)        (92,480)
                                                                                         -------------------------------

Comprehensive loss                                                                             ($53,291)       ($33,147)
                                                                                         ===============================


                 See notes to financial statements.

PART I
ITEM 1. FINANCIAL STATEMENTS

                ANNALY MORTGAGE MANAGEMENT, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       FOR THE QUATER ENDED MARCH 31, 2006
                  (dollars in thousands, except per share data)
                                   (UNAUDITED)

                                                                         Additional  Accumulated
                                                                 Common     Paid-In      Other
                                                      Preferred  Stock  Comprehensive Accumulated
                                                       Stock    Par Value   Capital   Income (Loss)   Deficit     Total
                                                      ------------------------------------------------------------------

                                                      ------------------------------------------------------------------
BALANCE, JANUARY 1, 2006                              $177,088    $1,237 $1,679,452     ($207,117) ($146,637) $1,504,023

  Net loss                                                                                           (10,949)
  Other comprehensive loss                                                                (42,342)
  Comprehensive loss                                                                                            (53,291)
  Option expense                                                                293                                 293
  Exercise of stock options                                                     159                                 159
  Preferred dividend declared, $0.492188  per share                                                   (3,648)    (3,648)
  Common dividend declared, $0.11  per share                                                         (13,607)   (13,607)
                                                      ------------------------------------------------------------------

BALANCE, MARCH  31, 2006                              $177,088    $1,237 $1,679,904     ($249,459) ($174,841)$1,433,929
                                                      ==================================================================

See notes to financial statements.

PART I
ITEM 1.     FINANCIAL STATEMENTS

                 ANNALY MORTGAGE MANAGEMENT, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (UNAUDITED)

                                                                                        For the Quarter  For the Quarter
                                                                                            Ended              Ended
                                                                                        March 31, 2006    March 31, 2005
                                                                                      ------------------------------------

Cash flows from operating activities:
 Net (loss) income                                                                              ($10,949)         $59,333
   Adjustments to reconcile net (loss) gain to net cash provided by operating activities:
     Amortization of Mortgage- Backed Securities premiums and
         discounts, net                                                                           15,793           36,067
     Amortization of intangibles                                                                     205               55
     Loss (gain) on sale of Mortgage-Backed Securities                                             7,006             (580)
     Loss on other-than-temporarily impaired securities                                           26,730                -
     Stock option expense                                                                            316                -
     Market value adjustment on long-term repurchase agreement                                      (148)          (1,250)
     Impairment of intangible                                                                      1,148                -
     (Increase) decrease in accrued interest receivable, net of
        purchased interest                                                                        (4,621)             455
     Increase in other assets                                                                       (142)             (54)
     Increase in advisory and service fees receivable                                               (308)            (524)
     Increase (decrease) in accrued interest payable                                               9,744           (1,951)
     Decrease in accounts payable                                                                 (5,600)          (4,016)
                                                                                      ------------------------------------
          Net cash provided by operating activities                                               39,174           87,535
                                                                                      ------------------------------------

Cash flows from investing activities:
    Purchase of Mortgage-Backed Securities                                                    (3,273,966)      (2,361,872)
    Proceeds from sale of Mortgage-Backed Securities                                           1,071,781           85,946
    Principal payments on Mortgage-Backed Securities                                           1,122,905        1,518,228
                                                                                      ------------------------------------
         Net cash used in investing activities                                                (1,079,280)        (757,698)
                                                                                      ------------------------------------

Cash flows from financing activities:
  Proceeds from repurchase agreements                                                         52,762,754       57,259,546
  Principal payments on repurchase agreements                                                (51,709,172)     (56,528,815)
  Proceeds from exercise of stock options                                                            136               99
  Proceeds from direct purchase and dividend reinvestment                                              -              177
  Dividends paid                                                                                 (16,017)         (64,280)
                                                                                      ------------------------------------
       Net cash provided by financing activities                                               1,037,701          666,727

Net decrease in cash and cash equivalents                                                         (2,405)          (3,436)
Cash and cash equivalents, beginning of period                                                     4,808            5,853
                                                                                      ------------------------------------

Cash and cash equivalents, end of period                                                          $2,403           $2,417
                                                                                      ====================================

Supplemental disclosure of cash flow information:
  Interest paid                                                                                 $177,256         $115,944
                                                                                      ====================================
  Income taxes                                                                                    $2,339           $1,578
                                                                                      ====================================

                                                                                      ------------------------------------
Noncash financing activities:
  Net change in unrealized loss on available-for-sale securities
    and interest rate swaps, net of reclassification adjustment                                 ($42,342)        ($92,480)
                                                                                      ====================================
  Dividends declared, not yet paid                                                               $13,607          $54,575
                                                                                      ====================================

See notes to financial statements.

                 ANNALY MORTGAGE MANAGEMENT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE QUARTER ENDED MARCH 31, 2006 AND 2005
                                   (UNAUDITED)
-------------------------------------------------------------------------------
1.    ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

     Annaly Mortgage Management, Inc. (the "Company") was incorporated in Maryland on November 25, 1996. The Company commenced its operations of purchasing and managing an investment portfolio of mortgage-backed securities on February 18, 1997, upon receipt of the net proceeds from the private placement of equity capital. An initial public offering was completed on October 14, 1997. The Company acquired Fixed Income Discount Advisory Company ("FIDAC") on June 4, 2004. FIDAC is a registered investment advisor and is a taxable Real Estate Investment Trust ("REIT") subsidiary of the Company.

     A summary of the Company's significant accounting policies follows:

     Basis of Presentation - The accompanying unaudited consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP"). The interim financial statements are unaudited; however, in the opinion of the Company's management, all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the financial positions, results of operations, and cash flows have been included. These unaudited financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005. The nature of the Company's business is such that the results of any interim period are not necessarily indicative of results for a full year.

     The consolidated financial statements include the accounts of the Company and FIDAC. All material intercompany balances have been eliminated.

     Cash and Cash Equivalents - Cash and cash equivalents include cash on hand and money market funds.

     Mortgage-Backed Securities - The Company invests in mortgage pass-through certificates, collateralized mortgage obligations and other mortgage-backed securities representing interests in or obligations backed by pools of mortgage loans (collectively, "Mortgage-Backed Securities").

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

     Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been lower than carrying value, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Unrealized losses on Investment Securities that are considered other than temporary, as measured by the amount of decline in fair value attributable to factors other than temporary, are recognized in income and the cost basis of the Investment Securities is adjusted. The loss on other-than-temporarily impaired securities was $26.7 million for the quarter ended March 31, 2006. There was no impairment loss recognized during the quarter ended March 31, 2005.

     SFAS No. 107, Disclosure About Fair Value of Financial Instruments, requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. The fair value of Mortgage-Backed Securities and agency debentures available-for-sale and futures contracts is equal to their carrying value presented in the balance sheet. The fair value of cash and cash equivalents, accrued interest receivable, receivable for mortgage-backed securities sold, receivable for advisory and service fees, repurchase agreements, and payable for mortgage-backed securities purchased, dividends payable, accounts payable, and accrued interest payable, generally approximates cost as of March 31, 2006 and December 31, 2005, due to the short term nature of these financial instruments.

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

     Derivative Financial Instruments/Hedging Activity- The Company hedges interest rate risk through the use of derivative financial instruments, comprised of interest rate caps and interest rate swaps (collectively, "Hedging Instruments"). The Company accounts for Hedging Instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, ("SFAS 133") as amended and interpreted. The Company carries all Hedging Instruments at their fair value, as assets, if their fair value is positive, or as liabilities, if their fair value is negative. As the Company's interest rate swaps are designated as "cash flow hedges," the change in the fair value of any such derivative is recorded in other comprehensive income or loss for hedges that qualify as effective. The ineffective amount of all Hedging Instruments, if any, is recognized in earnings each quarter. To date, the Company has not recognized any change in the value of its interest rate swaps in earnings as a result of the hedge or a portion thereof being ineffective.

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

     Credit Risk - The Company has limited its exposure to credit losses on its portfolio of Investment Securities by only purchasing securities issued by FHLMC, FNMA, or GNMA. The payment of principal and interest on the FHLMC and FNMA Mortgage-Backed Securities are guaranteed by those respective agencies, and the payment of principal and interest on the GNMA Mortgage-Backed Securities are backed by the full faith and credit of the U.S. government. All of the Company's Investment Securities have an actual or implied "AAA" rating.

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

     Intangible assets - The Company's acquisition of FIDAC was accounted for using the purchase method. Under the purchase method, net assets and results of operations of acquired companies are included in the consolidated financial statements from the date of acquisition. In addition, the cost of FIDAC was allocated to the assets acquired, including identifiable intangible assets, and the liabilities assumed based on their estimated fair values at the date of acquisition. The excess of cost over the fair value of the net assets acquired was recognized as goodwill. Intangible assets are valued for impairment charges. During the quarter ended March 31, 2006, the Company recorded $1.1 million in impairment losses. During the quarter ended March 31, 2005, the Company did not have impairment losses

     Recent Accounting Pronouncements - On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (Revised 2004) - Share-Based Payment ("SFAS No. 123R"). SFAS 123R, which replaces SFAS No. 123, requires the Company to measure and recognize in the financial statements the compensation cost relating to share-based payment transactions. The compensation cost should be reassessed based on the fair value of the equity instruments issued. We adopted SFAS No. 123R effective January 1, 2006 under the modified prospective transition method. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted or modified on or after January 1, 2006 and for the unvested portion of all outstanding awards that remain outstanding at the date of adoption. The adoption of SFAS No. 123R resulted in incremental stock-based compensation expense of $293,000 and insignificant impact on basic and diluted net loss per share for the quarter ended March 31, 2006.

     We elected to recognize compensation expense on a straight-line basis over the requisite service period for the entire award (that is, over the requisite service period of the last separately vesting portion of the award). We estimate fair value using the Black-Scholes valuation model. Assumptions used to estimate the compensation expense are determined as follows:

     o Expected term (estimated time of outstanding) is estimated using the historical exercise behavior of employees

     o Expected volatility is measured using the weighted average of historical daily changes in the market price of our common stock over the expected term of the award

     o Expected dividend yield is based on projected dividend yield over the expected term of the award

     o Risk-free interest rate is equivalent to the implied yield on zero-coupon U.S. Treasury bonds with a remaining maturity equal to the expected term of the awards; and,

     o Forfeitures are based substantially on the history of cancellations of similar awards granted by the Company in prior years.

     Prior to the adoption of SFAS No. 123R, we used the intrinsic value method prescribed in APB 25 and also followed the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"), which required certain disclosures on a pro forma basis as if the fair value method had been followed for accounting for such compensation. The reported and pro forma net loss per share for the quarter ended March 31, 2006 in the table below are the same since stock-based compensation expense is calculated under the provisions of SFAS No. 123R. These amounts for the quarter ended March 31, 2006 are included only to provide the detail for a comparative presentation to the prior period.

                                                                             For the Quarter     For the Quarter
                                                                             Ended March 31,     Ended March 31,
                                                                                   2006                2005
                                                                            ---------------------------------------
Net loss income related to common shareholders, as reported                         ($14,597)             $55,685
Add: Total stock-based compensation expense included in reported net loss                293
                                                                            ---------------------------------------
Deduct:  Total stock-based employee compensation expense determined under
fair value intrinsic method                                                              (293)                (36)
                                                                            ---------------------------------------
Pro-forma net (loss) income related to common shareholders                           ($14,597)             $55,685
                                                                            =======================================

Net (loss) income per share related to common shareholders, as reported
  Basic                                                                                ($0.12)               $0.46
                                                                            =======================================
  Diluted                                                                              ($0.12)               $0.46
                                                                            =======================================

Pro-forma net (loss) income per share related  to common shareholders
  Basic                                                                                ($0.12)               $0.46
                                                                            =======================================
  Diluted                                                                              ($0.12)               $0.46
                                                                            =======================================

     The FASB has added an item to its current proposed amendment relating to the accounting treatment under SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement 125, of transactions where assets purchased from a particular counterparty are financed via a repurchase agreement with the same counterparty. Currently, the Company records such assets and the related financing in the consolidated statement of financial condition, and the corresponding interest income and interest expense in the Company's consolidated statement of operations and comprehensive (loss) income. For assets representing available-for-sale investment securities, as in the Company's case, any change in fair value is reported through other comprehensive income under SFAS No. 115, with the exception of impairment losses, which are recorded in the consolidated statement of operations and comprehensive (loss) income as realized losses.

     However, a transaction where assets are acquired from and financed under a repurchase agreement with the same counterparty may not qualify for a sale treatment by a seller under the interpretation of SFAS 140, which would require the seller to continue to carry such sold assets on their books based on their "continuing involvement" with such assets. Depending on the ultimate outcome of the EITF deliberations, the result may be that the Company would be precluded from recording the assets purchased in the transaction described above as well as the related financing in the Company's consolidated statement of financial condition and would instead be treating the Company's net investment in such assets as a derivative.

     This potential change in accounting treatment would not affect the economic substance of the transactions but would affect how the transactions would be reported in the Company's financial statements. The Company's cash flows, liquidity and ability to pay a dividend would be unchanged, and the Company does not believe the Company's taxable income or net equity would be affected. If the Company were to change the current accounting treatment for these transactions, total assets and total liabilities would each be reduced by approximately $1.7 billion.

2.     MORTGAGE-BACKED SECURITIES

     The following table pertains to the Company's Mortgage-Backed Securities classified as available-for-sale as of March 31, 2006 and December 31, 2005, which are carried at their fair value:


                                                                                      Government             Total
                                         Federal Home Loan     Federal National    National Mortgage    Mortgage-Backed
                                        Mortgage Corporation Mortgage Association     Association         Securities
March 31, 2006                          ---------------------------------------------------------------------------------
                                                                     (dollars in thousands)

Mortgage-Backed Securities, gross               $5,661,286           $10,317,987             $309,575        $16,288,848
Unamortized discount                                (8,268)              (39,093)                 (57)           (47,418)
Unamortized premium                                 84,800               131,400                4,646            220,846
                                        ---------------------------------------------------------------------------------

Amortized cost                                   5,737,818            10,410,294              314,164         16,462,276

Gross unrealized gains                               3,402                 1,529                   69              5,000
Gross unrealized losses                           (109,253)             (176,860)              (4,815)          (290,928)
                                        ---------------------------------------------------------------------------------

Estimated fair value                            $5,631,967           $10,234,963             $309,418        $16,176,348
                                        =================================================================================

                                                                                                          Estimated Fair
                                           Amortized Cost  Gross Unrealized Gain Gross Unrealized Loss        Value
                                        ---------------------------------------------------------------------------------
                                                                     (dollars in thousands)

Adjustable rate                                 $7,907,701                $4,986           ($122,589)         $7,790,098

Fixed rate                                       8,554,575                    14            (168,339)          8,386,250
                                        ---------------------------------------------------------------------------------
Total                                          $16,462,276                $5,000           ($290,928)        $16,176,348
                                        =================================================================================

                                                                                      Government             Total
                                         Federal Home Loan     Federal National    National Mortgage    Mortgage-Backed
                                        Mortgage Corporation Mortgage Association     Association         Securities
December 31, 2005                       ---------------------------------------------------------------------------------
                                                                     (dollars in thousands)

Mortgage-Backed Securities, gross               $5,689,898            $9,881,672            $344,231         $15,915,801
Unamortized discount                                (4,043)              (17,345)                (62)            (21,450)
Unamortized premium                                 92,228               144,726               5,133             242,087
                                        ---------------------------------------------------------------------------------
Amortized cost                                   5,778,083            10,009,053             349,302          16,136,438

Gross unrealized gains                               3,174                 1,853                   -               5,027
Gross unrealized losses                            (80,733)             (124,330)             (6,538)           (211,601)
                                        ---------------------------------------------------------------------------------
Estimated fair value                            $5,700,524            $9,886,576            $342,764         $15,929,864
                                        =================================================================================

                                                                                                          Estimated Fair
                                           Amortized Cost  Gross Unrealized Gain Gross Unrealized Loss        Value
                                        ---------------------------------------------------------------------------------
                                                                     (dollars in thousands)

Adjustable rate                                 $9,844,261                $3,973          ($120,480)          $9,727,754

Fixed rate                                       6,292,177                 1,054            (91,121)           6,202,110
                                        ---------------------------------------------------------------------------------

Total                                          $16,136,438                $5,027          ($211,601)         $15,929,864
                                        =================================================================================


     Actual maturities of mortgage-backed securities are generally shorter than stated contractual maturities. Actual maturities of the Company's
Mortgage-Backed Securities are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal. The following table summarizes the Company's Mortgage-Backed Securities on March 31, 2006 and December 31, 2005 according to their estimated weighted-average life classifications:

                                               March 31, 2006                         December 31, 2005
                                       -------------------------------------------------------------------------------
                                         Fair Value   Amortized Cost             Fair Value           Amortized Cost
Weighted-Average Life                                              (dollars in thousands)
----------------------------------------------------------------------------------------------------------------------
Less than one year                          $ 136,843        $ 139,132               $ 508,851              $ 514,560
Greater than one year and less than
five years                                  9,885,317       10,081,491              12,648,106             12,824,736
Greater than or equal to five years         6,154,188        6,241,653               2,772,907              2,797,142
                                       -------------------------------------------------------------------------------
Total                                     $16,176,348      $16,462,276             $15,929,864            $16,136,438
                                       ===============================================================================

     The weighted-average lives of the Mortgage-Backed Securities at March 31, 2006 and December 31, 2005 in the table above are based upon data provided through subscription-based financial information services, assuming constant principal prepayment rates to the reset date of each security. The prepayment model considers current yield, forward yield, steepness of the yield curve, current mortgage rates, mortgage rates of the outstanding loans, loan age, margin and volatility.

     Mortgage-Backed Securities with a carrying value of $5.3 billion were in a continuous unrealized loss position over 12 months at March 31, 2006 in the amount of $142.4 million. Mortgage-Backed Securities with a carrying value of $8.4 billion were in a continuous unrealized loss position for less than 12 months at March 31, 2006 in the amount of $148.5 million. Mortgage-Backed Securities with a carrying value of $4.6 billion were in a continuous unrealized loss position over 12 months at December 31, 2005 in the amount of $111.1 million. Mortgage-Backed Securities with a carrying value of $8.4 billion were in a continuous unrealized loss position for less than 12 months at December 31, 2005 in the amount of $100.5 million. The decline in value of these securities is solely due to increases in interest rates. All of the Mortgage-Backed Securities are "AAA" rated or carry an implied "AAA" rating. Also, the Company is guaranteed payment on the par value of the securities.

     With the continued increase in the Federal Funds rate during the fourth quarter of 2005 and first quarter of 2006, management determined during that it did not intend to hold certain of its securities until maturity and would reposition a portion of its assets. The Company recorded an impairment charge of $83.1 million for these securities during the fourth quarter of 2005 and an additional charge of $17.8 million during the first quarter of 2006 due to further declines in the fair value of those securities that had not yet been sold. In addition, during the first quarter of 2006, additional securities were identified as being other-than-temporarily impaired, and a charge of $8.9 million was recorded to write them down to fair value. The remaining investments are not considered other-than-temporarily impaired since the Company currently has the ability and intent to hold the investments for a period of time or to maturity, if necessary, sufficient for a forecasted market price recovery up to or beyond the cost of the investments.

     The adjustable rate Mortgage-Backed Securities are limited by periodic caps (generally interest rate adjustments are limited to no more than 1% every nine months) and lifetime caps. The weighted average lifetime cap was 10.3% at March 31, 2006 and 10.3% December 31, 2005.

     During the quarter ended March 31, 2006, the Company realized $7.0 million in net loss from sales of Mortgage-Backed Securities. During the quarter ended March 31, 2005 the Company realized $580,000 in net gains from sales of Mortgage-Backed Securities.

3.    REPURCHASE AGREEMENTS

     The Company had outstanding $14.6 billion and $13.6 billion of repurchase agreements with weighted average borrowing rates of 4.51% and 4.16%, and weighted average remaining maturities of 69 days and 79 days as of March 31, 2006 and December 31, 2005, respectively. Investment securities pledged as collateral under these repurchase agreements had an estimated fair value of $15.5 billion and $14.3 billion at March 31, 2006 and December 31, 2005, respectively.

     At March 31, 2006 and December 31, 2005, the repurchase agreements had the following remaining maturities:

                                                     March 31, 2006               December 31, 2005
                                                                (dollars in thousands)
                                            -------------------------------------------------------------
Within 30 days                                                 $12,308,173                   $10,575,945
30 to 59 days                                                       21,710                     1,250,356
60 to 89 days                                                            -                             -
90 to 119 days                                                     200,000                             -
Over 120 days                                                    2,100,000                     1,750,000
                                            -------------------------------------------------------------
Total                                                          $14,629,883                   $13,576,301
                                            =============================================================

      The Company had an amount at risk greater than 10% of the equity of the Company with the following counterparty.

                                                                            Weighted Average Days
                                            Amount at risk(1)                   to Maturity
                                                             (dollars in thousands)
                                       -----------------------------------------------------------------
UBS Securities LLC                                       $258,087                   114
Deutsche Bank Securities Inc.                            $208,026                    54

(1) Equal to the sum of fair value of securities sold plus accrued interest income minus the sum of repurchase agreements plus accrued interest expense.

     The Company has entered into three structured repurchase agreements, which provide the buyer with the right to extend their maturity dates. The repurchase agreements totaled $550.0 million and the market value of the option to extend is $3.1 million.

4.  INTEREST RATE SWAPS

     In connection with the Company's interest rate risk management process, the Company hedges a portion of its interest rate risk by entering into derivative financial instrument contracts. To date, such instruments are comprised of interest rate swaps, which in effect modify the cash flows on repurchase agreements. The use of interest rate swaps creates exposure to credit risk relating to potential losses that could be recognized if the counterparties to these instruments fail to perform their obligations under the contracts. In the event of a default by the counterparty, the Company could have difficulty obtaining its assets pledged as collateral for swaps. The Company does not anticipate any defaults by its counterparties.

     The Company's swaps are used to lock-in the fixed swap rate related to a portion of its current and anticipated future 30-day term repurchase agreements. For the quarter ended March 31, 2006, the Company's swaps increased the cost of interest expense on repurchase agreements by $1.5 million.

      The table below presents information about the Company's swaps, all of which were active at March 31, 2006.

                         Notional Amount       Weighted         Weighted         Estimated Fair
                           (dollars in        Average Pay       Average       Value/Carrying Value
                            thousands)           Rate          Receive Rate  (dollars in thousands)

March 31, 2006            $     2,764,000            4.85%           4.75%            $     36,470

5.   PREFERRED STOCK AND COMMON STOCK

     During the quarter ended March 31, 2006, the Company declared dividends to common shareholders totaling $13.6 million or $0.11 per share, which were paid on April 27, 2006. During the quarter ended March 31, 2006, the Company declared dividends to preferred shareholders totaling $3.6 million or $0.492188 per share, which were paid on March 31, 2006. During the quarter ended March 31, 2006, 16,725 options were exercised under the long-term compensation plan for an aggregate exercise price of $159,000.

     During the quarter ended March 31, 2005, the Company declared dividends to common shareholders totaling $54.6 million or $0.45 per share, which were paid on April 27, 2005. During the quarter ended March 31, 2005, the Company declared dividends to preferred shareholders totaling $3.6 million or $0.492188 per share, which were paid on March 31, 2005. During the quarter ended March 31, 2005, 5,500 options were exercised under the long-term compensation plan for an aggregate exercise price of $99,000. Also 9,198 common shares were sold through the dividend reinvestment and direct purchase program for $178,000.

6.  NET (LOSS) INCOME PER COMMON SHARE

     The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS for the quarters ended March 31, 2006 and 2005.

                                                                              For the Quarters Ended
                                                                     March 31, 2006           March 31, 2005
                                                                 -------------------------------------------------
                                                                              (dollars in thousands)
                                                                 -------------------------------------------------

Net (loss) income                                                              ($10,949)                  $59,333
Less: Preferred stock dividend                                                     3,648                    3,648
                                                                 -------------------------------------------------
Net income (related) available to common shareholders                          ($14,597)                  $55,685
                                                                 -------------------------------------------------

Weighted average shares of common stock outstanding                              123,694                  121,271
Add: Effect of dilutive stock options                                                  -                      293
                                                                 -------------------------------------------------
Weighted average shares of common
  stock outstanding-diluted                                                      123,694                  121,564
                                                                 =================================================

     Because the Company had a net loss related to common shareholders, options to purchase 3,047,868 shares of common stock were considered anti-dilutive for the quarter ended March 31, 2006. For the quarter ended March 31, 2005, the Company had options to purchase 12,500 shares that were considered anti-dilutive.

7.    LONG-TERM STOCK INCENTIVE PLAN

     The Company has adopted a long term stock incentive plan for executive officers, key employees and non-employee directors (the "Incentive Plan"). The Incentive Plan authorizes the Compensation Committee of the board of directors to grant awards, including non-qualified options as well as incentive stock options as defined under Section 422 of the Code. The Incentive Plan authorizes the granting of options or other awards for an aggregate of the greater of 500,000 shares or 9.5% of the diluted outstanding shares of the Company's common stock, up to ceiling of 8,932,921 shares. Stock options are issued at the current market price on the date of grant, subject to an immediate or four year vesting in four equal installments with a contractual term of 5 or 10 years. The grant date fair value is calculated using the Black-Scholes option valuation model.

        The following table sets forth activity relating to the Company's stock options awards:

                                                         For the Quarters Ended March 31,
                                                     2006                             2005
                                         -----------------------------------------------------------------
                                                          Weighted
                                          Number of       Average         Number of      Weighted Average
                                           Shares      Exercise Price       Shares        Exercise Price
----------------------------------------------------------------------------------------------------------
Options outstanding at the beginning
of period                                  2,333,593            $16.10       1,645,721             $15.66
Granted                                      731,000             11.72               -                  -
Exercised                                   (16,725)              8.21         (5,500)              17.97
Forfeited                                          -                 -               -                  -
Expired                                            -                 -               -                  -
                                         ------------ ----------------- --------------- ------------------
Options outstanding at the end of
  period                                   3,047,868            $15.09       1,640,221             $15.65
Options exercisable at the end of
period                                       831,181            $14.02         542,634             $11.47
                                         ============ ================= =============== ==================

     The weighted average remaining contractual term was approximately 8.1 years for stock options outstanding and approximately 5.7 years for stock options exercisable as of March 31, 2006. The weighted average grant-date fair value of options granted during the quarter ended March 31, 2006 was $1.76. There were no options granted during the quarter ended March 31, 2005. The total intrinsic value (the excess of the market price over the exercise price) was $1.2 million for stock options outstanding and exercisable as of March 31, 2006. The total intrinsic value for stock options exercised during the quarter ended March 31, 2006 and 2005 was $63,000 and $9,000, respectively. There were no options vested during the quarter ended March 31, 2006 or 2005. The amount of cash received from the exercise of stock options was $136,000 during the quarter ended March 31, 2006 and $99,000 for the quarter ended March 31, 2005. As of March 31, 2006, there was approximately $3.7 million of total unrecognized compensation cost related to nonvested share-based compensation awards. That cost is expected to be recognized over a weighted average period of 3.2 years.

     The following table summarizes information about stock options outstanding at March 31, 2006:

                                                             Weighted                                     Weighted
                                             Weighted        Average                                       Average
Range of Exercise Prices                      Average       Remaining                      Weighted       Remaining
                                             Exercise      Contractual                      Average      Contractual
                               Total         Price on      Life (Years)       Total        Exercise     Life (Years)
                              Options          Total         on Total        Options       Price on          on
                            Outstanding     Outstanding    Outstanding     Exercisable    Exercisable    Exercisable
----------------------------------------------------------------------------------------------------------------------

 $7.94-$19.99                   3,037,868         $15.08       8.10             821,181         $13.94      5.79
$20.00-$29.99                      10,000          20.53       1.74              10,000          20.53      1.74
                           -------------------------------------------------------------------------------------------
                                3,047,868         $15.09       8.08             831,181         $14.02      5.74
                           ===========================================================================================

8. INCOME TAXES

     As a REIT, the Company is not subject to federal income tax on earnings distributed to its shareholders. Most states recognize REIT status as well. The Company has decided to distribute the majority of its income and retain a portion of the permanent difference between book and taxable income arising from
Section 162(m) of the Code pertaining to employee remuneration.

     During the quarter ended March 31, 2006, the Company recorded $1.6 million of income tax expense for income attributable to FIDAC, its taxable REIT subsidiary, and the portion of earnings retained based on Code Section 162(m) limitations. During the quarter ended March 31, 2006, the Company recorded $471,000 of income tax expense for a portion of earnings retained based on
Section 162(m) limitations.

     During the quarter ended March 31, 2005, the Company recorded $1.2 million of income tax expense for income attributable to FIDAC, its taxable REIT subsidiary, and the portion of earnings retained based on Code Section 162(m) limitations. During the quarter ended March 31, 2005, the Company recorded $425,000 of income tax expense for a portion of earnings retained based on
Section 162(m) limitations.

9. LEASE COMMITMENTS

     The Company has a noncancelable lease for office space, which commenced in May 2002 and expires in December 2009.

     The Company's aggregate future minimum lease payments are as follows:

                                                                                           Total per Year
                                                                                       (dollars in thousands)
                                                                                       ------------------------
                  2006                                                                                   $ 398
                  2007                                                                                     532
                  2008                                                                                     532
                  2009                                                                                     532
                                                                                       ------------------------
                  Total remaining lease payments                                                        $1,994
                                                                                       ========================

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

     The Company seeks to manage the extent to which net income changes as a function of changes in interest rates by matching adjustable-rate assets with variable-rate borrowings. The Company may seek to mitigate the potential impact on net income of periodic and lifetime coupon adjustment restrictions in the portfolio of Investment Securities by entering into interest rate agreements such as interest rate caps and interest rate swaps. As of March 31, 2006 and December 31, 2005, the Company entered into interest rate swaps to pay a fixed rate and receive a floating rate of interest, with total notional amount of $2.8 billion and $479.0 million, respectively.

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

11. CONTINGENCIES

     From time to time, the Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company's consolidated financial statements.

12.      SUBSEQUENT EVENTS

         On April 6, 2006, the Company entered into an underwriting agreement pursuant to which it sold 39,215,000 shares of its common stock for net proceeds before expenses of approximately $437,737,438. On April 6, 2006, the Company entered into a second underwriting agreement pursuant to which it sold 4,600,000 shares of its 6% Series B Cumulative Convertible Preferred Stock for net proceeds before expenses of approximately $111,550,000. Each of these transactions settled on April 12, 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

     Certain statements contained in this quarterly report, and certain statements contained in our future filings with the Securities and Exchange Commission (the "SEC" or the "Commission"), in our press releases or in our other public or shareholder communications may not be based on historical facts and are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements which are based on various assumptions, (some of which are beyond our control) may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as "may," "will," "believe," "expect," "anticipate," "continue," or similar terms or variations on those terms, or the negative of those terms. Actual results could differ materially from those set forth in forward-looking statements due to a variety of factors, including, but not limited to, changes in interest rates, changes in yield curve, changes in prepayment rates, the availability of mortgage backed securities for purchase, the availability of financing, and, if available, the terms of any financings, changes in the market value of our assets, changes in business conditions and the general economy, and risks associated with the investment advisory business of FIDAC, including the removal by FIDAC's clients of assets FIDAC manages, FIDAC's regulatory requirements, and competition in the investment advisory business, changes in governmental regulations affecting our business, and our ability to maintain our classification as a REIT for federal income tax purposes. For a discussion of the risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, see our most recent Annual Report on Form 10-K and any subsequent Quarterly Reports on Form 10-Q. We do not undertake, and specifically disclaim any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Overview

     We are a real estate investment trust that owns and manages a portfolio of mortgage-backed securities. Our principal business objective is to generate net income for distribution to our stockholders from the spread between the interest income on our investment securities and the costs of borrowing to finance our acquisition of investment securities and from dividends we receive from FIDAC. FIDAC is our wholly-owned subsidiary, and is a registered investment advisor that generates advisory and service fee income.

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

     The remainder of our assets, comprising not more than 25% of our total assets, may consist of other qualified REIT real estate assets which are unrated or rated less than high quality, but which are at least "investment grade" (rated "BBB" or better by Standard & Poor's Corporation ("S&P") or the equivalent by another nationally recognized rating agency) or, if not rated, determined by us to be of comparable credit quality to an investment which is rated "BBB" or better. In addition, we may directly or indirectly invest part of this remaining 25% of our assets in other types of securities, including without limitation, unrated debt, equity or derivative securities, to the extent consistent with our REIT qualification requirements.

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

     The results of our operations are affected by various factors, many of which are beyond our control. Our results of operations primarily depend on, among other things, the level of our net interest income, the market value of our assets and the supply of and demand for such assets. Our net interest income, which reflects the amortization of purchase premiums and accretion of discounts, varies primarily as a result of changes in interest rates, borrowing costs and prepayment speeds, the behavior of which involves various risks and uncertainties. Prepayment speeds, as reflected by the Constant Prepayment Rate, or CPR, and interest rates vary according to the type of investment, conditions in financial markets, competition and other factors, none of which can be predicted with any certainty. In general, as prepayment speeds on our Mortgage-Backed Securities portfolio increase, related purchase premium amortization increases, thereby reducing the net yield on such assets. The CPR on our Mortgage Backed Securities portfolio averaged 18% and 25% for the quarters ended March 31, 2006 and 2005, respectively. Since changes in interest rates may significantly affect our activities, our operating results depend, in large part, upon our ability to effectively manage interest rate risks and prepayment risks while maintaining our status as a REIT.

     During the fourth quarter of 2005, the Company sold certain assets and began purchasing assets in the current rate environment. This continued during the first quarter of 2006. With the federal funds interest rate continuing to rise through the first quarter of 2006, the Company sold lower yielding assets and began replacing them with higher yielding assets. The Company took these actions because it determined that certain assets that were purchased in the much lower interest rate environment of 2003 and 2004 were unlikely to recover to their amortized cost basis and were not providing attractive returns on a cash flow basis.

     We have lengthened contractual maturities on our borrowings during the first quarter of 2006 through the use of structured repurchase agreements, such that our weighted average contractual maturity on our repurchase agreements was 162 days at March 31, 2006, as compared to 159 days at March 31, 2005. Structured repurchase agreements give the lender the right to extend the term of the repurchase agreement.

     The table below provides quarterly information regarding our average balances, interest income, interest expense, yield on assets, cost of funds and net interest income for the following quarterly periods presented.


                                                            Yield on
                                   Average                  Average     Average
                                 Investment      Total      Interest  Balance of      Total         Average     Net
                                 Securities     Interest    Earning   Repurchase     Interest       Cost of   Interest
                                  Held (1)      Income       Assets   Agreements     Expense        Funds     Income
                                  --------      ------       ------   ----------     -------        -----     ------
                                        (ratios for the quarters have been annualized, dollars in thousands)
                                        --------------------------------------------------------------------

Quarter Ended March 31, 2006     $16,590,859    $194,882      4.70%  $15,296,893     $167,512       4.38%    $27,370
Quarter Ended December 31, 2005  $17,551,868    $179,688      4.10%  $16,547,972     $165,766       4.01%    $13,922
Quarter Ended September 30, 2005 $18,906,350    $177,474      3.75%  $17,672,690     $155,043       3.51%    $22,431
Quarter Ended June 30, 2005      $18,918,577    $171,595      3.63%  $17,658,408     $133,758       3.03%    $37,837
Quarter Ended March 31, 2005     $18,798,200    $176,289      3.75%  $17,756,241     $113,993       2.57%    $62,296
---------------------------------------------------------------------------------------------------------------------
(1) Does not reflect unrealized gains/(losses).

         The following table presents the CPR experienced on our Mortgage-Backed Securities portfolio, on an annualized basis, for the following quarterly periods:

Quarter Ended                                                  CPR
-------------                                                  ---
March 31, 2006                                                 18%
December 31, 2005                                              28%
September 30, 2005                                             28%
June 30, 2005                                                  27%
March 31, 2005                                                 25%

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

Critical Accounting Policies

     Management's discussion and analysis of financial condition and results of operations is based on the amounts reported in our financial statements. These financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the financial statements, management is required to make various judgments, estimates and assumptions that affect the reported amounts. Changes in these estimates and assumptions could have a material effect on our financial statements. The following is a summary of our policies most affected by management's judgments, estimates and assumptions; the policies have not changed during 2006.

     Market Valuation and Impairment of Investment Securities: All assets classified as available-for-sale are reported at fair value, based on market prices. Although we generally intend to hold most of our Investment Securities until maturity, we may, from time to time, sell any of our Investment Securities as part our overall management of our portfolio. Accordingly, we are required to classify all of our Investment Securities as available-for-sale. Our policy is to obtain market values from independent sources. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Investments with unrealized losses are not considered other-than-temporarily impaired if the Company has the ability and intent to hold the investments for a period of time, to maturity if necessary, sufficient for a forecasted market price recovery up to or beyond the cost of the investments. Unrealized losses on Investment Securities that are considered other than temporary, as measured by the amount of decline in fair value attributable to factors other than temporary, are recognized in income and the cost basis of the Investment Securities is adjusted. Other-than-temporary impaired losses on securities totaled $26.7 million at March 31, 2006. There were no such adjustments at March 31, 2005.

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

Results of Operations: For the Quarters Ended March 31, 2006 and 2005

     Net Income Summary

     For the quarter ended March 31, 2006, our net loss was $10.9 million, or $0.12 net loss per average share related to common shareholders, as compared to net income of $59.3 million, or $0.46 net income per average share available to common shareholders, for the quarter ended March 31, 2005. We attribute the decrease in total net income for the quarter ended March 31, 2006 from the quarter ended March 31, 2005 to the decline in net interest income and to impairment charges related to certain securities and intangibles. The decrease in total net income per share was primarily due to the decline in the interest rate spread from 1.18% to 0.32%. The increase in cost of funding from 2.57% for the quarter ended March 31, 2005 to 4.38% for the quarter ended March 31, 2006 was only partially offset by the increase in yield on assets of 3.75% for the quarter ended March 31, 2005 to 4.70% for the quarter ended March 31, 2006. For the quarter ended March 31, 2006, the loss on sale of Mortgage-Backed Securities was $7.0 million as compared to a $580,000 gain on sale of Mortgage-Backed Securities for the quarter ended March 31, 2005. Losses on other-than-temporarily impaired securities totaled $26.7 million and impairment of intangibles totaled $1.1 million for the quarter ended March 31, 2006. There were no impairment charges for the quarter ended March 31, 2005. For the quarter ended March 31, 2006, net investment advisory and service fees totaled $5.8 million, as compared to $4.7 million for the quarter ended March 31, 2005. The net investment advisory and service fees increased substantially, but did not offset the effect of the decline in the interest rate spread, realized losses and impairment losses. Dividends for the quarter ended March 31, 2006 were $0.11 per share of common stock, or $13.6 million in total, and $0.492188 per share of preferred stock, or $3.6 million in total. Dividends per share for the quarter ended March 31, 2005 were $0.45 per share of common stock, or $54.6 million in total. Our return on average equity was (2.98%) for the quarter ended March 31, 2006 compared to 14.34% for the quarter ended March 31, 2005.

                               Net Income Summary
                               ------------------
 (ratios for the quarter have been annualized, dollars in the thousands, except for per share data)
 --------------------------------------------------------------------------------------------------

                                                                             Quarter            Quarter
                                                                              Ended              Ended
                                                                            March 31,          March 31,
                                                                              2006                2005
                                                                        --------------------------------------

  Interest income                                                                $194,882            $176,289
  Interest expense                                                                167,512             113,993
                                                                        --------------------------------------
    Net interest income                                                            27,370              62,296
  Investment advisory and service fees                                              6,997               6,309
  (Loss) gain on sale of Mortgage-Backed Securities                                (7,006)                580
  Distribution fees                                                                (1,170)             (1,610)
  General and administrative expenses                                              (7,177)             (6,664)
  Impairment of intangible for customer relationships                              (1,148)                  -
  Loss on other-than-temporarily impaired securities                              (26,730)                  -
                                                                        --------------------------------------
  Income (loss) before income taxes                                                (8,864)             60,911
  Income taxes                                                                      2,085               1,578
                                                                        --------------------------------------
  Net (loss) income                                                               (10,949)             59,333
  Dividends on  preferred stock                                                     3,648               3,648
                                                                        --------------------------------------
  Net (loss) income (related) available to common shareholders
                                                                                 ($14,597)            $55,685
                                                                        ======================================

  Weighted average number of basic common shares outstanding                  123,693,851         121,270,867
  Weighted average number of diluted common shares outstanding                123,693,851         121,564,320

  Basic net (loss) income (related) available to common share                      ($0.12)              $0.46
  Diluted net (loss) income (related) available to common share                    ($0.12)              $0.46

  Average total assets                                                        $16,268,064         $19,388,721
  Average total equity                                                         $1,468,976          $1,654,923

  Annualized return on average assets                                              (0.27%)               1.22%
  Annualized return on average equity                                              (2.98%)              14.34%

     Interest Income and Average Earning Asset Yield

     We had average earning assets of $16.6 billion and $18.8 billion for the quarters ended March 31, 2006 and 2005, respectively. Our primary source of income for the quarters ended March 31, 2006 and 2005 was interest income. Our interest income was $194.9 million for the quarter ended March 31, 2006 and $176.3 million for the quarter ended March 31, 2005. The yield on average investment securities increased from 3.75% for the quarter ended March 31, 2005 to 4.70% for the quarter ended March 31, 2006. Our average earning asset balance decreased by $2.2 billion and interest income increased by $18.6 million for the quarter ended March 31, 2006 as compared to the quarter ended March 31, 2005. The average coupon rate at March 31, 2006 was 5.22% as compared to 4.58% at March 31, 2005. The prepayment speeds decreased to 18% CPR for the quarter ended March 31, 2006 from 25% CPR for the quarter ended March 31, 2005. The increase in coupon rates and reduction in prepayment speeds, resulted in an increase in yield.

     Interest Expense and the Cost of Funds

     We anticipate that our largest expense will be the cost of borrowed funds. We had average borrowed funds of $15.3 billion and total interest expense of $167.5 million for the quarter ended March 31, 2006. We had average borrowed funds of $17.8 billion and total interest expense of $114.0 million for the quarter ended March 31, 2005. Our average cost of funds was 4.38% for the quarter ended March 31, 2006 and 2.57% for the quarter ended March 31, 2005. The cost of funds rate increased by 181 basis points and the average borrowed funds decreased by $2.5 billion for the quarter ended March 31, 2006 when compared to the quarter ended March 31, 2005. Even though the average repurchase balance decreased by $2.5 billion for the quarter ended March 31, 2006, interest expense for the quarter increased by $53.5 million due to the substantial increase in the cost of funds interest rate. Our average cost of funds was 0.17% below average one-month LIBOR and 0.46% below average six-month LIBOR for the quarter ended March 31, 2006. Our average cost of funds was 0.01% below average one-month LIBOR and 0.45% below average six-month LIBOR for the quarter ended March 31, 2005.

     The table below shows our average borrowed funds and average cost of funds as compared to average one-month and average six-month LIBOR for the quarters ended March 31, 2006, the year ended December 31, 2005 and the four quarters in 2005.


                              Average Cost of Funds
                              ---------------------
      (ratios for the quarters have been annualized, dollars in thousands)
      --------------------------------------------------------------------

                                                                                                           Average
                                                                                     Average     Average   Cost of
                                                                                    One-Month    Cost of   Funds
                                                                                      LIBOR       Funds    Relative
                                                                                    Relative    Relative   to
                                   Average            Average   Average  Average   to Average  to Average  Average
                                  Borrowed   Interest Cost of  One-Month Six-Month  Six-Month   One-Month  Six-Month
                                    Funds    Expense    Funds    LIBOR     LIBOR      LIBOR       LIBOR      LIBOR
                                    -----    -------    -----    -----     -----      -----       -----      -----
Quarter Ended March 31, 2006     $15,296,893 $167,512   4.38%    4.55%     4.84%     (0.29%)     (0.17%)    (0.46%)
----------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 2005     $17,408,828 $568,560   3.27%    3.33%     3.72%     (0.39%)     (0.06%)    (0.45%)
Quarter Ended December 31, 2005  $16,547,972 $165,766   4.01%    4.10%     4.46%     (0.36%)     (0.09%)    (0.45%)
Quarter Ended September 30, 2005 $17,672,690 $155,043   3.51%    3.54%     3.91%     (0.37%)     (0.03%)    (0.40%)
Quarter Ended June 30, 2005      $17,658,408 $133,758   3.03%    3.05%     3.43%     (0.38%)     (0.02%)    (0.40%)
Quarter Ended March 31, 2005     $17,756,241 $113,993   2.57%    2.58%     3.02%     (0.44%)     (0.01%)    (0.45%)

     Net Interest Income

     Our net interest income, which equals interest income less interest expense, totaled $27.4 million for the quarter ended March 31, 2006 and $62.3 million for the quarter ended March 31, 2005. Our net interest income decreased because the interest rate spread decreased. Our net interest spread, which equals the yield on our average assets for the period less the average cost of funds for the period, was 0.32% for the quarter ended March 31, 2006 as compared to 1.18% for the quarter ended March 31, 2005. This 86 basis point decrease was a result of the increase in the cost of funding for the quarter ended March 31, 2006 to 4.38% from 2.57% for the quarter ended March 31, 2005. The increase in cost of funds was only partially offset by the increase in yield on assets, which increased to 4.70% for the quarter ended March 31, 2006, as compared to 3.75% for the quarter ended March 31, 2005.

     The table below shows our interest income by earning asset type, average earning assets by type, total interest income, interest expense, average repurchase agreements, average cost of funds, and net interest income for the quarters ended March 31, 2006 the year ended December 31, 2005, and the four quarters in 2005.

                               Net Interest Income
                               -------------------
      (ratios for the quarters have been annualized, dollars in thousands)
      --------------------------------------------------------------------

                                                       Yield
                                                         on
                                 Average               Average    Average                                  Net
                               Investment    Total     Interest  Balance of            Average   Net       Interest
                               Securities   Interest   Earning   Repurchase  Interest  Cost of   Interest  Rate
                                  Held       Income    Assets    Agreements  Expense    Funds    Income    Spread
                                  ----       ------    ------    ----------  -------    -----    ------    ------

Quarter Ended March 31, 2006   $16,590,859  $194,882   4.70%   $15,296,893  $167,512    4.38%    $27,370    0.32%
--------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 2005   $18,543,749  $705,046   3.80%   $17,408,827  $568,560    3.27%   $136,486    0.53%
Quarter Ended December
31, 2005                       $17,551,868  $179,688   4.10%   $16,547,972  $165,766    4.01%    $13,922    0.09%
Quarter Ended September 30,
2005                           $18,906,350  $177,474   3.75%   $17,672,690  $155,043    3.51%    $22,431    0.24%
Quarter Ended June 30, 2005    $18,918,577  $171,595   3.63%   $17,658,408  $133,758    3.03%    $37,837    0.60%
Quarter Ended March 31, 2005   $18,798,200  $176,289   3.75%   $17,756,241  $113,993    2.57%    $62,296    1.18%

     Investment Advisory and Service Fees

     FIDAC is a registered investment advisor which generally receives annual net investment advisory fees of approximately 10 to 20 basis points of the gross assets it manages, assists in managing or supervises. At March 31, 2006 FIDAC had under management approximately $2.0 billion in net assets and $16.9 billion in gross assets, compared to $2.3 billion in net assets and $18.6 billion in gross assets at March 31, 2005. Investment advisory and service fees for the quarter ended March 31, 2006 and March 31, 2005 totaled $5.8 million and $4.7 million respectively, net of fees paid to third parties pursuant to distribution service agreements for facilitating and promoting distribution of shares of FIDAC's clients. Gross assets under management will vary from time to time because of changes in the amount of net assets FIDAC manages as well as changes in the amount of leverage used by the various funds and accounts FIDAC manages. At March 31, 2006 net assets under management decreased by $300 million and gross assets under management decreased by $1.7 billion, when compared to March 31, 2005. In addition, during the first quarter of 2006, FIDAC was notified that an additional $127 million in net assets would be removed from its management although FIDAC would continue to receive advisory fees on these assets until June 1, 2006.

     Gains and Losses on Sales of Mortgage-Backed Securities

     For the quarter ended March 31, 2006, we sold Mortgage-Backed Securities with a carrying value of $1.2 billion for an aggregate loss of $7.0 million, which had previously been classified as other-than-temporarily impaired securities. For the quarter ended March 31, 2005 we sold Mortgage-Backed Securities with an aggregate historical amortized cost of $85.4 million for an aggregate gain of $580,000. During the fourth quarter of 2005, we determined that certain assets purchased in a much lower interest rate environment of 2003 and 2004 were unlikely to receive their amortized cost basis, and commenced selling these assets. The rebalancing, which continued from the fourth quarter of 2005, was done with the objective of improving future financial performance. The difference between the sale price and the carrying value of our Mortgage-Backed Securities will be a realized gain or a realized loss, and will increase or decrease income accordingly. We do not expect to sell assets on a frequent basis, but may from time to time sell existing assets to acquire new assets, which our management believes might have higher risk-adjusted returns as part of our asset/liability management strategy.

     Impairment of intangible for customer relationships

     During the quarter ended March 31, 2006 we terminated an investment advisory agreement. The expected cash flows from the contract were valued as an intangible for customer relationships on June 4, 2004, the date of the acquisition of FIDAC.The value of $1.1 million was deemed to be impaired and written off in the quarter ended March 31, 2006.

     Loss on other-than-temporarily impaired securities

     During the first quarter of 2006, the Company reviewed each of its securities to determine if an other-than-temporary impairment charge would be necessary. It was determined for certain securities that were in an unrealized loss position, the Company did not intend to hold them for a period of time, to maturity if necessary, sufficient for a forecasted market price recovery up to or beyond the cost of the investments. Approximately $368.7 million face amount of securities were classified as other-than-temporarily impaired, with an approximate loss of $8.9 million. Securities that had previously been determined to be other-than-temporarily impaired continued to decline in value and we recorded a $17.8 million additional loss for these securities. The total loss on other-than-temporarily impaired securities totaled $26.7 million for the quarter ended March 31, 2006.

     General and Administrative Expense

     General and administrative ("G&A") expenses were $7.2 million for the quarter ended March 31, 2006 and $6.7 million for the quarter ended March 31, 2005. G&A expenses as a percentage of average assets were 0.18% and 0.14% for the quarters ended March 31, 2006 and March 31, 2005 respectively. G&A expenses as a percentage of average equity were 1.95% and 1.61% on an annualized basis for the quarters ended March 31, 2006 and March 31, 2005 respectively. The increase in G&A expenses of $513,000 for the quarter ended March 31, 2006 was the primary result of an increase in compensation expense from the adoption of SFAS 123R, payroll taxes, and printing and mailing of the annual reports.

     The table below shows our total G&A expenses as compared to average total assets and average equity for the quarter ended March 31, 2006, the year ended December 31, 2005, and the four quarters in 2005.


                    G&A Expenses and Operating Expense Ratios
                    -----------------------------------------
      (ratios for the quarters have been annualized, dollars in thousands)
      --------------------------------------------------------------------
                                                                     Total G&A              Total G&A
                                                Total G&A         Expenses/Average       Expenses/Average
                                                Expenses        Assets (annualized)    Equity (annualized)
                                                --------        -------------------    -------------------

   Quarter Ended March 31, 2006                  $7,177                0.18%                  1.95%
   ---------------------------------------------------------------------------------------------------------
   Year Ended December 31, 2005                 $26,278                0.14%                  1.63%
   Quarter Ended December 31, 2005               $6,359                0.14%                  1.66%
   Quarter Ended September 30, 2005              $6,455                0.13%                  1.58%
   Quarter Ended June 30, 2005                   $6,800                0.14%                  1.64%
   Quarter Ended March 31, 2005                  $6,664                0.14%                  1.61%

     Net Income and Return on Average Equity

     Our net loss was $10.9 million for the quarter ended March 31, 2006 and net income of $59.3 million for the quarter ended March 31, 2005. Our annualized return on average equity was (2.98%) for the quarter ended March 31, 2006 and 14.34% for the quarter ended March 31, 2005. We attribute the decrease in net income and return on average equity to the interest rate spread compression for the quarter and the realized and unrealized losses on securities during the quarter. The decline in spread income totaled $34.9 million. Losses realized during our rebalancing of our portfolio totaled $7.0 million. Unrealized losses on other-than-temporarily-impaired securities totaled $26.7 million The table below shows our net interest income, net investment advisory and service fees,
(loss) gain on sale of Mortgage-Backed Securities, loss on other than temporarily impaired securities, G&A expenses, and income taxes each as a percentage of average equity, and the return on average equity for the quarter ended March 31, 2006, the year ended December 31, 2005, and the four quarters in 2005.

                     Components of Return on Average Equity
                     --------------------------------------
           (Ratios for the four quarters in 2005 have been annualized)
           -----------------------------------------------------------


                                       (Loss) gain
                              Net       on Sale of
                 Net       Investment    Mortgage-       Loss on
                Interest   Advisory and   Backed        other-than-   G&A    Income  Impairment of  Return
                Income/      Service    Securities/     temporarily Expenses/ Taxes/   intangible     on
                 Average   Fees/Average  Average         impaired   Average   Average for customer  Average
                 Equity       Equity      Equity        securities   Equity   Equity  relationships Equity
               --------------------------------------------------------------------------------------------
For the Quarter
 Ended March
 31, 2006          7.45%          1.59%     (1.91%)         (7.28%)   (1.95%) (0.57%)       (0.31%) (2.98%)
-----------------------------------------------------------------------------------------------------------
For the Year
 Ended December
 31, 2005          8.45%          1.71%     (3.30%)         (5.15%)     1.63%   0.67%               (0.57%)
For the Quarter
 Ended December
 31, 2005          3.64%          1.79%    (17.05%)        (21.70%)     1.66%   0.73%              (35.71%)
For the Quarter
 Ended
 September 30,
 2005              5.50%          2.09%       0.01%              -      1.58%   0.82%                 5.20%
For the Quarter
 Ended June 30,
 2005              9.15%          1.82%       2.76%              -      1.64%   0.73%                11.36%
For the Quarter
 Ended March
 31, 2005         15.06%          1.13%       0.14%              -      1.61%   0.38%                14.34%

Financial Condition

     Investment Securities

     All of our Mortgage-Backed Securities at March 31, 2006 were adjustable-rate or fixed-rate Mortgage-Backed Securities backed by single-family mortgage loans. All of the mortgage assets underlying these Mortgage-Backed Securities were secured with a first lien position on the underlying single-family properties. All our Mortgage-Backed Securities were FHLMC, FNMA or GNMA mortgage pass-through certificates or collateralized mortgage obligations, which carry an actual or implied "AAA" rating. We mark-to-market all of our Mortgage Backed Securities to fair value.

     We accrete discount balances as an increase in interest income over the life of Investment Securities purchased at a discount and we amortize premium balances as a decrease in interest income over the life of the Investment Securities purchased at a premium. At March 31, 2006 and December 31, 2005, we had in our statement of financial condition a total of $47.4 million and $21.5, respectively, of unamortized discount and a total of $220.8 million and $242.1 million, respectively, of unamortized premium.

        We received mortgage principal repayments of $1.1 billion for the quarter ended March 31, 2006 and $1.5 billion for the quarter ended March 31, 2005. The overall prepayment speed for the quarter ended March 31, 2006 decreased to 18%, as compared to 25% for the quarter ended March 31, 2005, due to the decline in refinancing activity. Given our current portfolio composition, if mortgage principal prepayment rates were to increase over the life of our Mortgage-Backed Securities, all other factors being equal, our net interest income would decrease during the life of these Mortgage-Backed Securities as we would be required to amortize our net premium balance over a shorter time period. Similarly, if mortgage principal prepayment rates were to decrease over the life of our Mortgage-Backed Securities, all other factors being equal, our net interest income would increase during the life of these Mortgage-Backed Securities, as we would amortize our net premium balance over a longer time period.

     The table below summarizes our Investment Securities at March 31, 2006, December 31, 2005, September 30, 2005, June 30, 2005, and March 31, 2005.

                              Investment Securities
                              ---------------------
                             (dollars in thousands)
                             ----------------------

                                                                 Amortized                     Fair       Weighted
                        Principal                  Amortized   Cost/Principal             Value/Principal Average
                          Amount     Net Premium      Cost        Amount      Fair Value      Amount        Yield
                          ------     -----------      ----        ------      ----------      ------        -----

At March 31, 2006     $16,288,848        $173,428  $16,462,276     101.06%   $16,176,348        99.31%        5.03%
--------------------------------------------------------------------------------------------------------------------
At December 31, 2005  $15,915,801        $220,637  $16,136,438     101.39%   $15,929,864       100.09%        4.68%
At September 30, 2005 $18,884,571        $375,985  $19,260,557     101.99%   $18,956,001       101.38%        3.96%
At June 30, 2005      $19,300,333        $401,356  $19,701,690     102.08%   $19,556,836       101.33%        3.78%
At March 31, 2005     $18,887,801        $416,542  $19,304,343     102.21%   $19,091,063       101.08%        3.61%

     The tables below set forth certain characteristics of our Investment Securities. The index level for adjustable-rate Investment Securities is the weighted average rate of the various short-term interest rate indices, which determine the coupon rate of securities.

              Adjustable-Rate Investment Securities Characteristics
              -----------------------------------------------------
                             (dollars in thousands)
                             ----------------------
                                                                   Weighted                  Weighted   Principal Amount
                                  Weighted  Weighted  Weighted     Average                   Average    at Period End as
                                  Average   Average   Average      Term to      Weighted     Asset         % of Total
                       Principal  Coupon    Index     Net            Next        Average     Yield         Investment
                        Amount      Rate    Level     Margin      Adjustment  Lifetime Cap  (annualized)  Securities
                        ------      ----    -----     ------      ----------  ------------  ------------  ----------

At March 31, 2006     $7,785,082    4.99%     4.36%     1.66%     20 months      10.27%       5.07%         47.79%
-------------------------------------------------------------------------------------------------------------------------
At December 31, 2005  $9,699,133    4.76%     3.12%     1.64%     22 months      10.26%       4.74%         60.94%
At September 30, 2005 $12,437,763   4.56%     2.82%     1.74%     23 months      10.26%       3.91%         65.86%
At June 30, 2005      $12,934,382   4.43%     2.61%     1.82%     24 months      10.30%       3.69%         67.02%
At March 31, 2005     $13,464,087   4.29%     2.50%     1.79%     22 months      10.06%       3.46%         71.28%

                Fixed-Rate Investment Securities Characteristics
                ------------------------------------------------
                             (dollars in thousands)
                             ----------------------
                                                                               Principal
                                                                               Amount at
                                               Weighted        Weighted      Period End as %
                                               Average     Average Asset        of Total
                             Principal      Coupon Rate        Yield          Investment
                              Amount        (annualized)    (annualized)      Securities
                              ------        ------------    ------------      ----------

At March 31, 2006           $8,503,766          5.43%           4.99%           52.21%
---------------------------------------------------------------------------------------------
At December 31, 2005        $6,216,668          5.37%           4.60%           39.06%
At September 30, 2005       $6,446,808          5.23%           4.06%           34.14%
At June 30, 2005            $6,365,952          5.22%           3.96%           32.98%
At March 31, 2005           $5,423,714          5.31%           3.99%           28.72%

     The following tables provide information on adjustable-rate Investment Securities by index at March 31, 2006 and December 31, 2005.

                 Adjustable-Rate Investment Securities by Index
                 ----------------------------------------------
                                 March 31, 2006
                                 --------------

                                                             National
                                     Six-            11th    Financial                                            Monthly
                  One- Six-  Twelve Month  12-Month District Average    Six-   1-Year   2-Year   3-Year   5-Year  Federal
                  Month Month Month Auction Moving  Cost of  Mortgage MonthCD Treasury Treasury Treasury Treasury Cost of
                  LiborLibor  Libor Average Average  Funds     Rate    Rate    Index    Index    Index    Index    Funds
                 -------------------------------------------------------------------------------------------------------
Weighted Average
 Term to Next
 Adjustment       1 mo.41 mo. 26 mo.   5 mo.   1 mo.   1  mo.     15 mo. 2 mo.  17  mo.   18 mo.   19 mo. 33  mo.   1 mo.
Weighted Average
 Annual Period
 Cap              7.24% 2.00% 2.00%   1.00%   0.17%    0.00%      2.00% 1.00%    1.89%    2.00%    2.02%   1.96%   0.00%
Weighted Average
 Lifetime Cap at
 March 31, 2006   7.93%10.85%10.27%  12.98%  10.62%   12.08%     10.90%11.74%   10.64%   11.93%  13.13 %  12.50%  13.40%
Investment
 Principal Amount
 as Percentage of
  Investment
 Securities at
 March 31, 2006   6.17% 5.47%17.17%   0.01%   0.17%    0.87%      0.01% 0.03%   16.97%    0.01%    0.23%   0.06%   0.62%

                 Adjustable-Rate Investment Securities by Index
                 ----------------------------------------------
                                December 31, 2005
                                -----------------


                                                                                National
                                     Six-            11th    Financial                                            Monthly
                  One- Six-  Twelve Month  12-Month District Average    Six-   1-Year   2-Year   3-Year   5-Year  Federal
                  Month Month Month Auction Moving  Cost of  Mortgage MonthCD Treasury Treasury Treasury Treasury Cost of
                  LiborLibor  Libor Average Average  Funds     Rate    Rate    Index    Index    Index    Index    Funds
                 -------------------------------------------------------------------------------------------------------
Weighted Average
 Term to
  Next Adjustment  1 mo.42 mo. 22 mo.   2 mo.   2 mo.   1  mo.     17mo. 3 mo.  18  mo.   14 mo.   21 mo. 34  mo.  1  mo.
Weighted Average
 Annual
  Period Cap       7.29% 2.00% 2.00%   1.00%   0.16%    0.00%     2.00% 1.00%    1.90%    2.00%    2.03%   1.96%   0.00%
Weighted Average
 Lifetime
  Cap at December
   31,  2005       7.98%10.78%10.33%  13.03%  10.61%   12.07%    10.90%11.74%   10.54%   11.93%  13.12 %  12.51%  13.40%
Investment
 Principal Value
 as Percentage of
  Investment
  Securities at
  December  31,
   2005            6.33% 6.42%24.46%   0.01%   0.19%    0.94%     0.01% 0.03%   21.55%    0.01%    0.25%   0.06%   0.68%


     Borrowings

     To date, our debt has consisted entirely of borrowings collateralized by a pledge of our Investment Securities. These borrowings appear on our balance sheet as repurchase agreements. At March 31, 2006, we had established uncommitted borrowing facilities in this market with 30 lenders in amounts which we believe are in excess of our needs. All of our Investment Securities are currently accepted as collateral for these borrowings. However, we limit our borrowings, and thus our potential asset growth, in order to maintain unused borrowing capacity and thus increase the liquidity and strength of our financial condition.

     For the quarter ended March 31, 2006, the term to maturity of our borrowings ranged from one day to three years, with a weighted average original term to maturity of 162 days. For the quarter ended March 31, 2005, the term to maturity of our borrowings ranged from one day to three years, with a weighted average original term to maturity of 159 days. At March 31, 2006, the weighted average cost of funds for all of our borrowings was 4.38% and the weighted average term to next rate adjustment was 69 days. At March 31, 2005, the weighted average cost of funds for all of our borrowings was 2.78% and the weighted average term to next rate adjustment was 94 days.

     Liquidity

     Liquidity, which is our ability to turn non-cash assets into cash, allows us to purchase additional investment securities and to pledge additional assets to secure existing borrowings should the value of our pledged assets decline. Our potential immediate sources of liquidity include cash balances and unused borrowing capacity. Unused borrowing capacity will vary over time as the market value of our investment securities varies. Liquidity is also generated on an on-going basis through mortgage principal repayments and net earnings retained prior to payment as dividends to our shareholders. Should our needs ever exceed these on-going sources of liquidity plus the immediate sources of liquidity discussed above, we believe that in most circumstances our investment securities could be sold to raise cash. The maintenance of liquidity is one of the goals of our capital investment policy. Under this policy, we limit asset growth in order to preserve unused borrowing capacity for liquidity management purposes.

     Borrowings under our repurchase agreements decreased by $2.8 billion to $14.6 billion at March 31, 2006 from $17.4 billion at March 31, 2005. The decrease in our equity base and the process of re-positioning assets resulted in lower borrowings at March 31, 2006, when compared to March 31, 2005.

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

     Under our repurchase agreements, we may be required to pledge additional assets to our repurchase agreement counterparties (i.e., lenders) in the event the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral (a "margin call"), which may take the form of additional securities or cash. Similarly, if the estimated fair value of the Mortgage-Backed Securities decreases due to changes in market interest rates of market factors, lenders may release collateral back to us. Specifically, margin calls result from a decline in the value of the our Mortgage-Backed Securities securing our repurchase agreements, prepayments on the mortgages securing such Mortgage-Backed Securities and to changes in the estimated fair value of such Mortgage-Backed Securities generally due to principal reduction of such Mortgage-Backed Securities from scheduled amortization and resulting from changes in market interest rates and other market factors. Through March 31, 2005, we did not have any margin calls on our repurchase agreements that we were not able to satisfy with either cash or additional pledged collateral. However, should prepayment speeds on the mortgages underlying our Mortgage-Backed Securities and/or market interest rates suddenly increase, margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.

     The following table summarizes the effect on our liquidity and cash flows from contractual obligations at March 31, 2006.





                                                       One to           Three to
                                       Within One      Three             Five       More than
                                          Year         Years             Years      Five Years      Total
                                    ------------------------------------------------------------------------
                                                         (dollars in thousands)
                                                         ----------------------
Repurchase agreements                  $13,029,883    $1,600,000            -              -    $14,629,883
Interest expense on repurchase
agreements                                  56,979        42,707                                     99,686
Long-term operating lease
obligations                                    530         1,596            -              -          1,994
Employment contracts                        15,196         2,533            -              -         17,729
                                    ------------------------------------------------------------------------
Total                                  $13,102,589    $1,646,836            -              -    $14,749,292
                                    ========================================================================

     Stockholders' Equity

     During the quarter ended March 31, 2006 the Company declared dividends to common shareholders totaling $13.6 million or $0.11 per share, which were paid on April 27, 2006. During the quarter ended March 31, 2006, the Company declared dividends to preferred shareholders totaling $3.6 million or $0.492188 per share, which were paid on March 31, 2006. During the quarter ended March 31, 2006, 16,725 options were exercised under the long-term compensation plan for an aggregate exercise price of $159,000. During the quarter ended March 31, 2005, the Company declared dividends to shareholders totaling $54.6 million or $0.45 per share, which was paid on April 27, 2005. During the quarter ended March 31, 2005, the Company declared dividends to preferred shareholders totaling $3.6 million or $0.492218 per share, which were paid on March 31, 2005. During the quarter ended March 31, 2005, 5,500 options were exercised under the long-term compensation plan for an aggregate exercise price of $98,835. In addition, the Company sold 9,198 common shares through the dividend reinvestment and direct purchase program for $177,613 during the quarter ended March 31, 2005.

     On April 6, 2006, the Company entered into an underwriting agreement pursuant to which it sold 39,215,000 shares of its common stock for net proceeds before expenses of approximately $437,737,438. On April 6, 2006, the Company entered into a second underwriting agreement pursuant to which it sold 4,600,000 shares of its 6% Series B Cumulative Convertible Preferred Stock for net proceeds before expenses of approximately $111,550,000. Each of these transactions settled on April 12, 2006.

     With our "available-for-sale" accounting treatment, unrealized fluctuations in market values of assets do not impact our GAAP or taxable income but rather are reflected on our balance sheet by changing the carrying value of the asset and stockholders' equity under "Accumulated Other Comprehensive Income (Loss)."

     The table below shows unrealized gains and losses on the Investment Securities and interest rate swaps in our portfolio.

                          Unrealized Gains and Losses
                          ---------------------------
                             (dollars in thousands)
                             ----------------------

                                   At             At               At             At              At
                               March 31,       December 31,    September 30,    June 30,       March 31,
                                  2006            2005            2005           2005           2005
                              -----------------------------------------------------------------------------
Unrealized gain                    $41,470            $5,027         $6,109       $ 7,956          $23,683
Unrealized loss                   (290,929)         (211,601)      (310,664)     (152,809)        (236,963)
                              -----------------------------------------------------------------------------
Net Unrealized loss              ($249,459)        ($206,574)     ($304,555)    ($144,853)       ($213,280)
                              =============================================================================

Net unrealized loss   as %
of Investment Securities
principal amount                    (1.53%)           (1.30%)        (1.61%)       (0.75%)          (1.13%)
Net unrealized loss   as %
of Investment Securities'
Amortized Cost                      (1.52%)           (1.28%)        (1.58%)       (0.74%)          (1.11%)

     Unrealized changes in the estimated net market value of investment securities and interest rate swaps have one direct effect on our potential earnings and dividends: positive mark-to-market changes increase our equity base and allow us to increase our borrowing capacity while negative changes tend to limit borrowing capacity under our capital investment policy. A very large negative change in the net market value of our Investment Securities and interest rate swaps may impair our liquidity position, requiring us to sell assets with the likely result of realized losses upon sale. The net unrealized gains (loss) on available for sale securities was ($249.5) million, or (1.52%) of the amortized cost of our Investment Securities as of March 31, 2006 and ($206.6) million, or (1.28%) of the amortized cost of our investment securities as of December 31, 2005.

     Mortgage-Backed Securities with a carrying value of $5.3 billion were in a continuous unrealized loss position over 12 months at March 31, 2006 in the amount of $142.4 million. Mortgage-Backed Securities with a carrying value of $8.5 billion were in a continuous unrealized loss position for less than 12 months at March 31, 2006 in the amount of $148.5 million. Mortgage-Backed Securities with a carrying value of $4.6 billion were in a continuous unrealized loss position over 12 months at December 31, 2005 in the amount of $111.1 million. Mortgage-Backed Securities with a carrying value of $8.4 billion were in a continuous unrealized loss position for less than 12 months at December 31, 2005 in the amount of $100.5 million. The decline in value of these securities is solely due to increases in interest rates. All of the Mortgage-Backed Securities are "AAA" rated or carry an implied "AAA" rating. Also, the Company is guaranteed payment on the par value of the securities.

     With the continued increase in the Federal Funds rate during the fourth quarter of 2005 and first quarter of 2006, management determined during that it did not intend to hold certain of its securities until maturity and would reposition a portion of its assets. The Company recorded an impairment charge of $83.1 million for these securities during the fourth quarter of 2005 and an additional charge of $17.8 million during the first quarter of 2006 due to further declines in the fair value of those securities that had not yet been sold. In addition, during the first quarter of 2006, additional securities were identified as being other-than-temporarily impaired, and a charge of $8.9 million was recorded to write them down to fair value. The remaining investments are not considered other-than-temporarily impaired since the Company currently has the ability and intent to hold the investments for a period of time or to maturity, if necessary, sufficient for a forecasted market price recovery up to or beyond the cost of the investments.

     Leverage

     Our debt-to-reported equity ratio at March 31, 2006 and March 31, 2005 was 10.2:1 and 10.8:1 respectively. We generally expect to maintain a ratio of debt-to-equity of between 8:1 and 12:1, although the ratio may vary from this range from time to time based upon various factors, including our management's opinion of the level of risk of our assets and liabilities, our liquidity position, our level of unused borrowing capacity and over-collateralization levels required by lenders when we pledge assets to secure borrowings.

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

     We seek to manage the extent to which our net income changes as a function of changes in interest rates by matching adjustable-rate assets with variable-rate borrowings. In addition, although we have not done so to date, we may seek to mitigate the potential impact on net income of periodic and lifetime coupon adjustment restrictions in our portfolio of Investment Securities by entering into interest rate agreements such as interest rate caps and interest rate swaps. At March 31, 2006, we entered into swap agreements with a total notional amount of $2.8 billion. Pursuant to these swaps, we are required to pay a weighted average pay rate of 4.85% and receive a floating rate based on one month LIBOR. At December 31, 2005, we entered into swap agreements with a total notional amount of $479.0 million. Pursuant to these swaps, we are required to pay a weighted average pay rate of 4.88% and receive a floating rate based on one month LIBOR. The interest rate swaps had not settled as of December 31, 2005. We may enter into similar derivative transactions by entering into interest rate collars, caps or floors.

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

     Capital Resources

     At March 31, 2006, we had no material commitments for capital expenditures.

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

     Other Matters

     We calculate that our qualified REIT assets, as defined in the Code, were almost 100% of our total assets at March 31, 2006 and December 31, 2005 as compared to the Code requirement that at least 75% of our total assets be qualified REIT assets. We also calculate that 100% and 95% of our revenue qualifies for the 75% source of income test, and 100% of our revenue qualifies for the 95% source of income test, under the REIT rules for the quarters ended March 31, 2006 and March 31, 2005 respectively. We also met all REIT requirements regarding the ownership of our common stock and the distribution of our net income. Therefore, as of March 31, 2006 and December 31, 2005 we believe that we qualified as a REIT under the Code.

     We at all times intend to conduct our business so as not to become regulated as an investment company under the Investment Company Act. If we were to become regulated as an investment company, then our use of leverage would be substantially reduced. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" (qualifying interests). Under current interpretation of the staff of the SEC, in order to qualify for this exemption, we must maintain at least 55% of our assets directly in qualifying interests and at least 80% of our assets in qualifying interests plus other real estate related assets. In addition, unless certain mortgage securitites represent all the certificates issued with respect to an underlying pool of mortgages, the Mortgage-Backed Securities may be treated as securities separate from the underlying mortgage loans and, thus, may not be considered qualifying interests for purposes of the 55% requirement. We calculate that as of March 31, 2006 and December 31, 2005 we were in compliance with this requirement.

ITEM. 3           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK


     Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. The primary market risk to which we are exposed is interest rate risk, which is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest-earning assets and the interest expense incurred in connection with our interest-bearing liabilities, by affecting the spread between our interest-earning assets and interest-bearing liabilities. Changes in the level of interest rates also can affect the value of our Mortgage-Backed Securities and our ability to realize gains from the sale of these assets. We may utilize a variety of financial instruments; including interest rate swaps, caps, floors and other interest rate exchange contracts, in order to limit the effects of interest rates on our operations. When we use these types of derivatives to hedge the risk of interest-earning assets or interest-bearing liabilities, we may be subject to certain risks, including the risk that losses on a hedge position will reduce the funds available for payments to holders of securities and that the losses may exceed the amount we invested in the instruments.

     Our profitability and the value of our portfolio may be adversely affected during any period as a result of changing interest rates. The following table quantifies the potential changes in net interest income and portfolio value should interest rates go up or down 25, 50, and 75 basis points, assuming the yield curves of the rate shocks will be parallel to each other and the current yield curve. All changes in income and value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at March 31, 2006 and various estimates regarding prepayment and all activities are made at each level of rate shock. Actual results could differ significantly from these estimates.

                                          Projected Percentage Change in      Projected Percentage Change in
        Change in Interest Rate                 Net Interest Income                  Portfolio Value
---------------------------------------- ---------------------------------- -----------------------------------

-75 Basis Points                                      51.82%                              1.43%
-50 Basis Points                                      30.37%                              1.02%
-25 Basis Points                                      13.56%                              0.41%
Base Interest Rate                                       -                                  -
+25 Basis Points                                     (14.22%)                            (0.48%)
+50 Basis Points                                     (29.01%)                            (1.03%)
+75 Basis Points                                     (44.21%)                            (1.65%)

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

     The following table sets forth the estimated maturity or repricing of our interest-earning assets and interest-bearing liabilities at March 31, 2006. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except adjustable-rate loans, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature. The interest rate sensitivity of our assets and liabilities in the table could vary substantially if based on actual prepayment experience.

                                                                          More than 1        3 Years and
                                     Within 3 Months     4-12 Months    Year to 3 Years         Over            Total
                                     -----------------------------------------------------------------------------------
                                                                   (dollars in thousands)
Rate Sensitive Assets:
  Investment Securities                  $ 1,665,136       $ 1,900,713      $ 4,169,166      $ 8,553,833    $16,288,848

Rate Sensitive Liabilities:
  Repurchase Agreements                   12,529,863         1,250,000          850,000         -            14,629,883
                                     -----------------------------------------------------------------------------------

Interest rate sensitivity gap           ($10,864,727)         $450,713       $3,319,166       $8,553,833     $1,658,985
                                     ===================================================================================

Cumulative rate sensitivity gap         ($10,864,727)     ($10,214,014)     ($6,894,848)      $1,658,985
                                     ===================================================================================

Cumulative interest rate
sensitivity gap as a percentage of
total rate-sensitive assets                     (67%)             (63%)            (42%)             10%

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

ITEM 4.  CONTROLS AND PROCEDURES

     Our management, including our Chief Executive Officer (the "CEO") and Chief Financial Officer (the "CFO"), reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act) as of the end of the period covered by this quarterly report. Based on that review and evaluation, the CEO and CFO have concluded that our current disclosure controls and procedures, as designed and implemented, (1) were structured to ensure that material information regarding Annaly and its sole subsidiary is made known to our management, including our CEO and CFO, by our employees and (2) were effective in providing reasonable assurance that information the Company must disclose in its periodic reports under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by the SEC's rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of their evaluation. There were no material weaknesses identified in the course of such review and evaluation and, therefore, we have taken no corrective measures.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

     From time to time, we are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial statements.

Item 1A. RISK FACTORS

     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The information presented below updates and should be read in conjunction with the risk factors and information disclosed in that Form 10-K.

Our operations may be adversely affected if we are subject to the Investment Company Act.

     We rely on the exclusion provided by Section 3(c)(5)(C) of the Investment Company Act of 1940, as amended (or Investment Company Act). Section 3(c)(5)(C), as interpreted by the staff of the SEC, requires us to invest at least 55% of our assets in "mortgages and other liens on and interests in real estate" (or Qualifying Real Estate Assets) and at least 80% of our assets in Qualifying Real Estate Assets plus real estate related assets. The assets that we acquire, therefore, are limited by the provisions of the Investment Company Act and the rules and regulations promulgated under the Investment Company Act. If the Securities and Exchange Commission determines that any of these securities are not qualifying interests in real estate or real estate related assets, adopts a contrary interpretation with respect to these securities or otherwise believes we do not satisfy the above exceptions, we could be required to restructure our activities or sell certain of our assets. We may be required at times to adopt less efficient methods of financing certain of our mortgage assets and we may be precluded from acquiring certain types of higher-yielding mortgage assets. The net effect of these factors will be to lower our net interest income. If we fail to qualify for exemption from registration as an investment company, our ability to use leverage would be substantially reduced, and we would not be able to conduct our business as described. Our business will be materially and adversely affected if we fail to qualify for this exemption.


Item 1. LEGAL PROCEEDINGS

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

Exhibit Number           Exhibit Description

10.9 Amended and Restated Employment Agreement, dated as of April 21, 2006, between the Registrant and Rose-Marie Lyght.*

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

32.1 Certification of Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Exhibit Number 10.9 is a management contract or compensatory plan required to be filed as an exhibit to this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ANNALY MORTGAGE MANAGEMENT, INC.

Dated:      May 8, 2006             By: /s/ Michael A.J. Farrell
                                       -------------------------
                                       Michael A.J. Farrell
                                       (Chairman of the Board, Chief Executive
                                       Officer, President and authorized officer
                                       of registrant)

Dated:    May 8, 2006               By: /s/ Kathryn F. Fagan
                                        ---------------------
                                        Kathryn F. Fagan
                                        (Chief Financial Officer and Treasurer
                                        and rincipal financial and chief
                                        accounting officer)