Form 10-Q
period 2006-06-30
ANNALY CAPITAL MANAGEMENT INC
filed 2006-08-09
CIK 1043219

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2006

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM _______________ TO _________________

                         COMMISSION FILE NUMBER: 1-13447

                         ANNALY CAPITAL MANAGEMENT, INC.
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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date:

         Class                                     Outstanding at August 8, 2006
Common Stock, $.01 par value                                164,015,156

                ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                TABLE OF CONTENTS

Part I.    FINANCIAL INFORMATION

           Item 1. Financial Statements:

               Consolidated Statements of Financial Condition-June 30, 2006             1
               (Unaudited) and December 31, 2005 (Derived from the audited consolidated financial statement at December 31, 2005)

               Consolidated Statements of Operations and Comprehensive Income           2
               (Loss) (Unaudited) for the quarters and six months ended June 30,
               2006 and 2005

               Consolidated Statement of Stockholders' Equity (Unaudited) for           3
               the six months ended June 30, 2006

               Consolidated Statements of Cash Flows (Unaudited) for the                4
               quarters and six months ended June 30, 2006 and 2005

               Notes to Consolidated Financial Statements (Unaudited)                   5

           Item 2. Management's Discussion and Analysis of Financial                   17
                   Condition and Results of Operations

           Item 3. Quantitative and Qualitative Disclosures about Market Risk          31

           Item 4. Controls and Procedures                                             32


Part II.   OTHER INFORMATION

           Item 1.  Legal Proceedings                                                  33

           Item 1A. Risk Factors                                                       33

           Item 4.  Submission of Matters to a Vote of Security Holders                34

           Item 6.  Exhibits and Reports on Form 8-K                                   33

           SIGNATURES                                                                  33

           CERTIFICATIONS                                                              35

PART I.
ITEM 1.       FINANCIAL STATEMENTS


                ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                  (dollars in thousands, except for share data)

                                                                                  June 30, 2006        DECEMBER 31,
                                                                                   (UNAUDITED)          2005(1)
                                                                                ------------------- -----------------------
                                           ASSETS
              Cash and cash equivalents                                                   $   53,849               $ 4,808
              Mortgage-Backed Securities, at fair value                                   23,474,006            15,929,864
              Receivable for Mortgage-Backed Securities sold                                       -                13,449
              Accrued interest receivable                                                    110,647                71,340
              Receivable for advisory and service fees                                         3,114                 3,497
              Intangible for customer relationships, net                                      12,206                15,183
              Goodwill                                                                        22,966                23,122
              Interest rate swaps, at fair value                                             105,435                     -
              Other assets                                                                     1,567                 2,159
                                                                                --------------------- ---------------------
                   Total assets                                                          $23,783,790           $16,063,422
                                                                                ===================== =====================
                            LIABILITIES AND STOCKHOLDERS' EQUITY
              Liabilities:
                Repurchase agreements                                                    $21,256,703          $ 13,576,301
                Payable for Mortgage-Backed Securities purchased                             607,789               933,051
                Accrued interest payable                                                      42,100                27,994
                Dividends payable                                                             21,322                12,368
                Other liabilities                                                                  -                   305
                Accounts payable                                                               6,979                 8,837
                Interest rate swaps, at fair value                                                 -                   543
                                                                                --------------------- ---------------------
                   Total liabilities                                                      21,934,893            14,559,399
                                                                                --------------------- ---------------------

              Minority interest in equity of consolidated affiliate                            5,000                     -

              6.00% Series B Cumulative Convertible Preferred Stock;
              4,600,000 and 0 shares authorized, issued and outstanding,
              respectively                                                                   111,471                     -

              Stockholders' Equity:
              7.875% Series A Cumulative Redeemable Preferred Stock:
              7,637,500 authorized, 7,412,500 shares issued and outstanding,
              respectively                                                                   177,088               177,088

              Common stock: par value $.01 per share; 500,000,000 authorized;
              164,015,156, 123,684,931; shares issued and outstanding,
              respectively                                                                     1,640                 1,237

              Additional paid-in capital                                                   2,131,358             1,679,452
              Accumulated other comprehensive loss                                          (384,912)             (207,117)
              Accumulated deficit                                                           (192,748)             (146,637)
                                                                                --------------------- ---------------------
              Total stockholders' equity                                                   1,732,426             1,504,023
                                                                                --------------------- ---------------------

              Total liabilities and stockholders' equity                                 $23,783,790           $16,063,422
                                                                                ===================== =====================


(1) Derived from the audited consolidated financial statements at December 31, 2005

See notes to consolidated financial statements.

PART I.
ITEM 1.       FINANCIAL STATEMENTS

                ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)
                (dollars in thousands, except per share amounts)

                                                         For the          For the        For the Six     For the Six
                                                      Quarter Ended    Quarter Ended    Months Ended     Months Ended
                                                      June 30, 2006    June 30, 2005     June 30, 2006   June 30, 2005
                                                     ----------------- --------------- ---------------- ---------------
 Interest income                                             $280,171        $171,595         $475,053        $347,884
 Interest expense                                             242,473         133,758          409,985         247,751
                                                     ----------------- --------------- ---------------- ---------------
 Net interest income                                           37,698          37,837           65,068         100,133
                                                     ----------------- --------------- ---------------- ---------------
 Other income (loss):
   Investment advisory and service fees                         5,210           9,669           12,206          15,978
   (Loss) gain on sale of Mortgage-Backed Securities           (1,239)         11,435           (8,245)         12,016
   Impairment of intangible for customer relationships         (1,345)              -           (2,493)              -
   Loss on other-than-temporarily impaired securities         (20,114)              -          (46,843)              -
                                                     ----------------- --------------- ---------------- ---------------
      Total other (loss) income                               (17,488)         21,104          (45,375)         27,994
                                                     ----------------- --------------- ---------------- ---------------
 Expenses:
   Distribution fees                                              755           2,126            1,925           3,737
   General and administrative expenses                          8,985           6,800           16,162          13,464
                                                     ----------------- --------------- ---------------- ---------------
     Total expenses                                             9,740           8,926           18,087          17,201
                                                     ----------------- --------------- ---------------- ---------------
 Income before income taxes                                    10,470          50,015            1,606         110,926
 Income taxes                                                   1,892           3,022            3,977           4,600
                                                     ----------------- --------------- ---------------- ---------------
 Net income (loss)                                              8,578          46,993           (2,371)        106,326
 Dividends on preferred stock                                   5,163           3,648            8,811           7,297
                                                     ----------------- --------------- ---------------- ---------------
 Net income (loss) available (related) to common
 shareholders                                                  $3,415        $ 43,345         ($11,182)        $99,029
                                                     ================= =============== ================ ===============
 Net income (loss) per share available (related) to
 common shareholders:
 Basic                                                          $0.02           $0.36           ($0.08)          $0.82
                                                     ================= =============== ================ ===============
 Diluted                                                        $0.02           $0.36           ($0.08)          $0.81
                                                     ================= =============== ================ ===============
 Weighted average number of common shares outstanding:
 Basic                                                    158,632,865     121,740,256      141,476,532     121,506,858
                                                     ================= =============== ================ ===============
 Diluted                                                  158,703,614     122,013,050      141,476,532     121,785,918
                                                     ================= =============== ================ ===============
 Net  income (loss)                                            $8,578         $46,993          ($2,371)       $106,326
                                                     ----------------- --------------- ---------------- ---------------
 Comprehensive (loss) income:
   Unrealized gain loss on available-for-sale                (225,771)         79,862         (338,861)        (12,037)
   securities
   Unrealized gain on interest rate swaps                      68,965               -          105,978               -
   Reclassification adjustment for net losses (gains)
   included in net loss or income                              21,353         (11,435)          55,088         (12,016)
                                                     ----------------- --------------- ---------------- ---------------
 Other comprehensive (loss) income                           (135,453)         68,427         (177,795)        (24,053)
                                                     ----------------- --------------- ---------------- ---------------
 Comprehensive (loss) income                                ($126,875)       $115,420        ($180,166)        $82,273
                                                     ================= =============== ================ ===============

See notes to consolidated financial statements.

PART I
ITEM 1.       FINANCIAL STATEMENTS

                ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2006
                  (dollars in thousands, except per share data)
                                   (UNAUDITED)

                                             7.875% Series   Common   Additional  Accumulated  Accumulated    Total
                                              A Preferred    Stock      Paid-In      Other        Deficit
                                                 Stock     Par Value    Capital   Comprehensive
                                                                                  Income (Loss)
                                             -------------------------------------------------------------------------

BALANCE, JANUARY 1, 2006                         $177,088      $1,237 $1,679,452     ($207,117)  ($146,637)$1,504,023

  Net loss                                                                                         (10,949)
  Other comprehensive loss                                                             (42,342)
  Comprehensive loss                                                                                          (53,291)
  Stock option expense                                                       293                                  293
  Exercise of stock options                                                  159                                  159
  Series A preferred dividend declared,
   $0.492188  per share                                                                             (3,648)    (3,648)
  Common dividend declared, $0.11 per share                                                        (13,607)   (13,607)
                                             -------------------------------------------------------------------------
BALANCE, MARCH  31, 2006                          177,088       1,237  1,679,904      (249,459)   (174,841)$1,433,929

  Net income                                                                                         8,578
  Other comprehensive loss                                                            (135,453)
  Comprehensive income                                                                                       (126,875)
  Proceeds from common stock follow-on
   offering                                                       392    436,956                              437,348
  Stock option expense                                                       322                                  322
  Proceeds from equity shelf  offering                             11     14,176                               14,187
  Series A preferred dividend declared and,
   $0.492188  per share                                                                             (3,648)    (3,648)
  Series B preferred dividend declared,
   $0.32916 per share                                                                               (1,515)    (1,515)
  Common dividend declared, $0.13  per share                                                       (21,322)   (21,322)
                                             -------------------------------------------------------------------------
BALANCE, JUNE 30, 2006                           $177,088      $1,640 $2,131,358     ($384,912)  ($192,748)$1,732,426
                                             =========================================================================

PART I
ITEM 1.     FINANCIAL STATEMENTS

                ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (UNAUDITED)

                                                                                                For the Six      For the Six
                                                               For the       For the Quarter    Months Ended    Months Ended
                                                            Quarter Ended    Ended June 30,       June 30,        June 30,
                                                            June 30, 2006         2005              2006            2005
                                                            --------------- ------------------ --------------- ----------------
    Cash flows from operating activities:
     Net income (loss)                                              $8,578            $46,993        ($2,371)         $106,326
     Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
         Amortization of Mortgage-Backed Securities
            premiums and  discounts, net                            17,944             42,662          33,736           78,729
         Amortization of intangibles                                   321                117             526              173
         Loss (gain) on sale of Mortgage-Backed Securities           1,239            (11,435)          8,245          (12,016)
         Loss on other-than-temporarily impaired                    20,114                  -          46,843
    securities
         Stock option expense                                          321                 56             637               56
         Market value adjustment on long-term repurchase
             agreement                                                   -               (328)           (149)          (1,578)
         Impairment of intangible for customer                       1,345                  -           2,493
    relationships
         Increase in accrued interest receivable, net
           of  purchased interest                                  (35,000)            (7,411)        (39,621)          (6,956)
         Decrease in other assets                                      692                445             550              391
         Decrease (increase) in advisory and service fees              691             (1,451)            384           (1,974)
           receivable
         Increase (decrease) in accrued interest payable             4,361             (4,116)         14,105           (6,067)
         Decrease in accounts payable                                3,742              2,454          (1,858)          (1,562)
                                                            --------------- ------------------ --------------- ----------------
             Net cash provided by operating activities              24,348             67,986          63,520          155,522
                                                            --------------- ------------------ --------------- ----------------

    Cash flows from investing activities:
        Purchase of Mortgage-Backed Securities                  (9,318,354)        (2,460,318)    (12,592,319)      (4,822,190)
        Proceeds from sale of Mortgage-Backed Securities           980,156            870,767       2,048,917          956,714
        Principal payments on Mortgage-Backed Securities         1,189,240          1,744,661       2,315,165        3,262,889
                                                            --------------- ------------------ --------------- ----------------
             Net cash (used in) provided by investing
              activities                                        (7,148,958)           155,110      (8,213,758)        (602,587)
                                                            --------------- ------------------ --------------- ----------------
    Cash flows from financing activities:
      Proceeds from repurchase agreements                       75,306,249         62,857,935     128,069,003      120,117,481
      Principal payments on repurchase agreements              (68,679,429)       (63,044,950)   (120,388,601)    (119,573,766)
      Proceeds from exercise of stock options                            -                 98             136              196
      Proceeds from dividend reinvestment                                -                149               -              327
      Net proceeds from common stock follow-on offering            437,348                  -         437,348                -
      Net proceeds from equity shelf program                        14,187             23,146          14,187           23,146
      Net proceeds from Series B preferred stock offering          111,471                  -         111,471                -
      Dividends paid                                               (18,770)           (58,223)        (34,786)        (122,503)
      Minority interest                                              5,000                  -           5,000                -
                                                            --------------- ------------------ --------------- ----------------
             Net cash provided by (used in) financing            7,171,056           (221,845)      8,213,758          444,881
                activities
    Net increase (decrease) in cash and cash equivalents            51,446              1,251          49,041           (2,184)
    Cash and cash equivalents, beginning of period                   2,403              2,418           4,808            5,853
                                                            --------------- ------------------ --------------- ----------------
    Cash and cash equivalents, end of period                       $53,849             $3,669         $53,849           $3,669
                                                            --------------- ------------------ --------------- ----------------

    Supplemental disclosure of cash flow information:
      Interest paid                                               $238,111           $137,874        $415,367         $253,818
                                                            =============== ================== =============== ================
      Income taxes paid                                             $1,255             $3,022          $3,597           $4,600
                                                            =============== ================== =============== ================

    Noncash investing activities:
      Net change in unrealized loss on available-for-sale
        securities and interest rate swaps, net of
        reclassification adjustment                              ($135,453)           $68,427       ($177,795)         $24,053
                                                            =============== ================== =============== ================
    Noncash financing activity:
      Dividends declared, not yet paid                             $21,322            $44,120         $21,322          $44,120
                                                            =============== ================== =============== ================

    See notes to consolidated financial statements.

                ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (UNAUDITED)
--------------------------------------------------------------------------------
1.       ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

         Annaly Capital Management, Inc. (the "Company") was incorporated in Maryland on November 25, 1996. The Company changed its name from Annaly Mortgage Management, Inc. to Annaly Capital Management, Inc. effective August 2, 2006. The Company commenced its operations of purchasing and managing an investment portfolio of mortgage-backed securities on February 18, 1997, upon receipt of the net proceeds from the private placement of equity capital. An initial public offering was completed on October 14, 1997. The Company acquired Fixed Income Discount Advisory Company ("FIDAC") on June 4, 2004. FIDAC is a registered investment advisor and is a taxable Real Estate Investment Trust ("REIT") subsidiary of the Company. On June 27, 2006, the Company made a majority equity investment in an investment fund (the "Fund"). At June 30, 2006, the Fund is invested 100% in cash and cash equivalents.

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

         The consolidated financial statements include the accounts of the Company, FIDAC and the Fund. All material intercompany balances and transactions have been eliminated. The minority shareholder in the Fund is reflected as minority interest in the consolidated statement of financial condition.

         Cash and Cash Equivalents - Cash and cash equivalents include cash on hand and money market funds.

         Mortgage-Backed Securities - The Company invests in mortgage pass-through certificates, collateralized mortgage obligations and other mortgage-backed securities representing interests in or obligations backed by pools of mortgage loans (collectively, "Mortgage-Backed Securities" or "Investment Securities').

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

         Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been lower than carrying value, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for recovery in fair value. Unrealized losses on Investment Securities that are considered other than temporary, as measured by the amount of decline in fair value attributable to factors other than temporary, are recognized in income and the cost basis of the Investment Securities is adjusted. The loss on other-than-temporarily impaired securities was $20.1 million and $46.8 million for the quarter and six months ended June 30, 2006, respectively. There was no impairment loss recognized during the quarter ended June 30, 2005.

         SFAS No. 107, Disclosure About Fair Value of Financial Instruments, requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. The fair value of Mortgage-Backed Securities available-for-sale and hedging instruments is equal to their carrying value presented in the consolidated statements of financial condition. The fair value of cash and cash equivalents, accrued interest receivable, receivable for mortgage-backed securities sold, receivable for advisory and service fees, repurchase agreements, payable for mortgage-backed securities purchased, dividends payable, accounts payable, and accrued interest payable, generally approximates cost as of June 30, 2006 and December 31, 2005, due to the short term nature of these financial instruments.

         Interest income is accrued based on the outstanding principal amount of the Investment Securities and their contractual terms. Premiums and discounts associated with the purchase of the Investment Securities are amortized into interest income over the projected lives of the securities using the effective interest method. The Company's policy for estimating prepayment speeds for calculating the effective yield is to evaluate historical performance, consensus prepayment speeds, and current market conditions.

         Investment Securities transactions are recorded on the trade date. Purchases of newly issued securities are recorded when all significant uncertainties regarding the characteristics of the securities are removed, generally shortly before settlement date. Realized gain and losses on sale of Investment Securities are determined on the specific identification basis.

         Derivative Financial Instruments/Hedging Activity- The Company hedges interest rate risk through the use of derivative financial instruments such as interest rate swaps ("Hedging Instruments"). The Company accounts for Hedging Instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, ("SFAS 133") as amended and interpreted. The Company carries all Hedging Instruments at their fair value, as assets, if their fair value is positive, or as liabilities, if their fair value is negative. As the Company's interest rate swaps are designated as "cash flow hedges," the change in the fair value of any such derivative is recorded in other comprehensive income or loss for hedges that qualify as effective. The ineffective amount of all Hedging Instruments, if any, is recognized in earnings each quarter. To date, the Company has not recognized any change in the value of its interest rate swaps in earnings as a result of the hedge or a portion thereof being ineffective.

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

         All changes in the unrealized gains/losses on any interest rate swap are recorded in accumulated other comprehensive income or loss. If it becomes probable that the forecasted transaction, which in this case refers to interest payments to be made under the Company's short-term borrowing agreements, will not occur by the end of the originally specified time period, as documented at the inception of the hedging relationship, then the related gain or loss in accumulated other comprehensive income or loss would be reclassified to income or loss.

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

         Convertible Cumulative Preferred Stock- The Company classifies Series B Cumulative Convertible Preferred Stock on the consolidated statements of financial condition using the guidance in SEC Accounting Series Release No. 268, Presentation in Financial Statements of "Redeemable Preferred Stocks," and Emerging Issues Task Force ("EITF") Topic D-98, Classification and Measurement of Redeemable Securities. Serie B Cumulative Convertible Preferred Stock contains fundamental change provisions that allow the holder to redeem the preferred stock for cash if certain events occur. As redemption under these provisions is not solely within the Company's control, the Company has classified Series B Cumulative Convertible Preferred Stock as temporary equity in the accompanying consolidated statement of financial condition.

         The Company has examined whether the embedded conversion option should be bifurcated under the guidance in SFAS133 and EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, and the Company determined that bifurcation is not necessary.

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

         Intangible assets - The Company's acquisition of FIDAC was accounted for using the purchase method. Under the purchase method, net assets and results of operations of acquired companies are included in the consolidated financial statements from the date of acquisition. In addition, the cost of FIDAC was allocated to the assets acquired, including identifiable intangible assets, and the liabilities assumed based on their estimated fair values at the date of acquisition. The excess of cost over the fair value of the net assets acquired was recognized as goodwill. Intangible assets are periodically reviewed for potential impairment. During the quarter and six months ended June 30, 2006, the Company recorded $1.3 million and $2.5 million in impairment losses on customer relationships, respectively. During the six months ended June 30, 2005, the Company did not have impairment losses.

         Recent Accounting Pronouncements - On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (Revised 2004) - Share-Based Payment ("SFAS No. 123R"). SFAS No. 123R, which replaces SFAS No. 123, requires the Company to measure and recognize in the financial statements the compensation cost relating to share-based payment transactions. The compensation cost should be reassessed based on the fair value of the equity instruments issued. We adopted SFAS No. 123R effective January 1, 2006 under the modified prospective transition method. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted or modified on or after January 1, 2006 and for the unvested portion of all outstanding awards that remain outstanding at the date of adoption. The adoption of SFAS No. 123R resulted in incremental stock-based compensation expense of $322,000 and insignificant impact on basic and diluted net loss per share for the quarter ended June 30, 2006.

         We elected to recognize compensation expense on a straight-line basis over the requisite service period for the entire award (that is, over the requisite service period of the last separately vesting portion of the award). We estimate fair value using the Black-Scholes valuation model. The assumptions used to value the options granted during the six months ended June 30, 2006 are as follows: Expected volatility 26.50%, expected dividends 5.57%, expected term in years, 6.8, and risk free rate 4.7%. Assumptions used to estimate the compensation expense are determined as follows:

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

         Prior to the adoption of SFAS No. 123R, we used the intrinsic value method prescribed in APB 25 and also followed the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure ("SFAS No. 148") which required certain disclosures on a pro forma basis as if the fair value method had been followed for accounting for such compensation.


                                            For the             For the
                                         Quarter Ended        Six Months
                                         June 30, 2005       June 30, 2005
                                       ------------------ --------------------
Net income available to common
shareholders, as reported                        $43,345              $99,029
Deduct:  Total stock-based employee
compensation expense determined
under fair value based method                        (36)                 (71)
                                       ------------------ --------------------
Pro-forma net income available to
common shareholers                               $43,309              $98,958
                                       ================== ====================

Net income per share available to common shareholders, as reported:
  Basic                                            $0.36                $0.82
                                       ================== ====================
  Diluted                                          $0.36                $0.81
                                       ================== ====================

Pro-forma net income per share available to common shareholders:
  Basic                                            $0.36                $0.81
                                       ================== ====================
  Diluted                                          $0.36                $0.81
                                       ================== ====================

         Proposed Accounting Pronouncements- The FASB has added an item to its current proposed amendment relating to the accounting treatment under SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement 125, of transactions where assets purchased from a particular counterparty are financed via a repurchase agreement with the same counterparty. Currently, the Company records such assets and the related financing in the consolidated statement of financial condition, and the corresponding interest income and interest expense in the Company's consolidated statement of operations and comprehensive (loss) income. For assets representing available-for-sale investment securities, as in the Company's case, any change in fair value is reported through other comprehensive income under SFAS No. 115, with the exception of impairment losses, which are recorded in the consolidated statement of operations and comprehensive (loss) income as realized losses.

         However, a transaction where assets are acquired from and financed under a repurchase agreement with the same counterparty may not qualify for a sale treatment by a seller under an interpretation of SFAS 140, which would require the seller to continue to carry such sold assets on their books based on their "continuing involvement" with such assets. Depending on the ultimate outcome of the FASB deliberations, the result may be that the Company would be precluded from recording the assets purchased in the transaction described above as well as the related financing in the Company's consolidated statement of financial condition and would instead be treating the Company's net investment in such assets as a derivative.

         This potential change in accounting treatment would not affect the economic substance of the transactions but would affect how the transactions would be reported in the Company's financial statements. The Company's cash flows, liquidity and ability to pay a dividend would be unchanged, and the Company does not believe the Company's taxable income or net equity would be affected.

2.       MORTGAGE-BACKED SECURITIES

         The following table pertains to the Company's Mortgage-Backed Securities classified as available-for-sale as of June 30, 2006 and December 31, 2005, which are carried at their fair value:

                                                                                      Government             Total
                                         Federal Home Loan     Federal National    National Mortgage   Mortgage-Backed
                                        Mortgage Corporation Mortgage Association     Association         Securities
June 30, 2006                           -------------------- -------------------- ------------------ ------------------
                                                                     (dollars in thousands)

Mortgage-Backed Securities, gross               $8,858,418           $14,686,012           $278,253       $23,822,683
Unamortized discount                               (15,157)              (60,047)               (57)          (75,261)
Unamortized premium                                 85,014               127,812              4,106           216,932
June 30, 2006                           -------------------- -------------------- ------------------ ------------------

Amortized cost                                   8,928,275            14,753,777            282,302        23,964,354

Gross unrealized gains                               3,327                 1,992                  -             5,319
Gross unrealized losses                           (185,929)             (302,490)            (7,248)         (495,667)
June 30, 2006                           -------------------- -------------------- ------------------ ------------------

Estimated fair value                            $8,745,673           $14,453,279           $275,054       $23,474,006
June 30, 2006                           ==================== ==================== ================== ==================

                                          Amortized Cost    Gross Unrealized Gains Gross Unrealized     Estimated Fair
                                                                                        Losses               Value
June 30, 2006                           -------------------- -------------------- ------------------ ------------------
                                                                     (dollars in thousands)

Adjustable rate                                 $5,820,168                  $977          ($134,202)       $5,686,943
Fixed rate                                      15,885,244                    32           (347,652)       15,537,624
Floater                                          2,258,942                 4,310            (13,813)        2,249,439
June 30, 2006                           ==================== ==================== ================== ==================
Total                                          $23,964,354                $5,319          ($495,667)      $23,474,006
June 30, 2006                           ==================== ==================== ================== ==================

                                                                                      Government            Total
                                         Federal Home Loan     Federal National   National Mortgage    Mortgage-Backed
                                        Mortgage Corporation Mortgage Association    Association          Securities
June 30, 2006                           -------------------- -------------------- ------------------ ------------------
                                                                     (dollars in thousands)

Mortgage-Backed Securities, gross               $5,689,898            $9,881,672           $344,231       $15,915,801
Unamortized discount                                (4,043)              (17,345)               (62)          (21,450)
Unamortized premium                                 92,228               144,726              5,133           242,087
June 30, 2006                           -------------------- -------------------- ------------------ ------------------
Amortized cost                                   5,778,083            10,009,053            349,302        16,136,438

Gross unrealized gains                               3,174                 1,853                   -            5,027
Gross unrealized losses                            (80,733)             (124,330)            (6,538)         (211,601)
June 30, 2006                           -------------------- -------------------- ------------------ ------------------
Estimated fair value                            $5,700,524            $9,886,576           $342,764       $15,929,864
June 30, 2006                           ==================== ==================== ================== ==================

                                      Amortized Cost Losses Gross Unrealized Gains Gross Unrealized  Estimated Fair Value
June 30, 2006                           -------------------- -------------------- ------------------ ------------------
                                                                     (dollars in thousands)
Adjustable rate                                 $9,844,261                $3,973          ($120,480)       $9,727,754
Fixed rate                                       6,292,177                 1,054            (91,121)        6,202,110
June 30, 2006                           -------------------- -------------------- ------------------ ------------------

Total                                          $16,136,438                $5,027          ($211,601)      $15,929,864
June 30, 2006                           ==================== ==================== ================== ==================

         Actual maturities of Mortgage-Backed Securities are generally shorter than stated contractual maturities. Actual maturities of the Company's Mortgage-Backed Securities are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal. The following table summarizes the Company's Mortgage-Backed Securities on June 30, 2006 and December 31, 2005 according to their estimated weighted-average life classifications:

                                                 June 30, 2006                         December 31, 2005
                                       ---------------- ------------------ --------------------- ---------------------
                                         Fair Value       Amortized Cost        Fair Value          Amortized Cost
                                                                   (dollars in thousands)
                                       ---------------- ------------------ --------------------- ---------------------
Less than one year                           $ 409,456          $ 414,738             $ 508,851             $ 514,560
Greater than one year and less than
five years                                  10,079,900         10,329,422            12,648,106            12,824,736
Greater than or equal to five years         12,984,650         13,220,194             2,772,907             2,797,142

                                       ---------------- ------------------ --------------------- ---------------------
Total                                      $23,474,006        $23,964,354           $15,929,864           $16,136,438
                                       ================ ================== ===================== =====================

         The weighted-average lives of the Mortgage-Backed Securities at June 30, 2006 and December 31, 2005 in the table above are based upon data provided through subscription-based financial information services, assuming constant principal prepayment rates to the reset date of each security. The prepayment model considers current yield, forward yield, steepness of the yield curve, current mortgage rates, mortgage rates of the outstanding loans, loan age, margin and volatility.

         Mortgage-Backed Securities with a carrying value of $6.0 billion were in a continuous unrealized loss position over 12 months at June 30, 2006 in the amount of $196.1 million. Mortgage-Backed Securities with a carrying value of $16.0 billion were in a continuous unrealized loss position for less than 12 months at June 30, 2006 in the amount of $299.6 million. Mortgage-Backed Securities with a carrying value of $4.6 billion were in a continuous unrealized loss position over 12 months at December 31, 2005 in the amount of $111.1 million. Mortgage-Backed Securities with a carrying value of $8.4 billion were in a continuous unrealized loss position for less than 12 months at December 31, 2005 in the amount of $100.5 million. The decline in value of these securities is solely due to increases in interest rates. All of the Mortgage-Backed Securities are "AAA" rated or carry an implied "AAA" rating. Also, the Company is guaranteed payment on the par value of the securities.

         With the continued increase in the Federal Funds rate during the fourth quarter of 2005 and the first and second quarters of 2006, management determined that it did not intend to hold certain of its securities until maturity and would reposition a portion of its assets. The Company recorded an impairment charge of $20.1 million, $26.7 million and $83.1 million for these securities during the second quarter of 2006, first quarter of 2006 and fourth quarter of 2005, respectively. Of the $20.1million recorded as an impairment charge for the quarter ended June 30, 2006, $15.7 million resulted from further declines in value of securities classified as other-than-temporarily impaired at March 31, 2006 and $4.4 million from losses on additional securities that the Company determined to be other-than-temporarily impaired at June 30, 2006. The remaining investments are not considered other-than-temporarily impaired since the Company currently has the ability and intent to hold the investments for a period of time or to maturity, if necessary, sufficient for a forecasted market price recovery up to or beyond the cost of the investments.

         The adjustable rate Mortgage-Backed Securities are limited by periodic caps (generally interest rate adjustments are limited to no more than 1% every nine months) and lifetime caps. The weighted average lifetime cap was 9.8% at June 30, 2006 and 10.3% December 31, 2005.

         During the quarter and six months ended June 30, 2006, the Company realized $1.2 million and $8.2 million in net loss from sales of Mortgage-Backed Securities, respectively. During the quarter and six months ended June 30, 2005 the Company realized $11.4 million and $12.0 million in net gains from sales of Mortgage-Backed Securities, respectively.

3.       REPURCHASE AGREEMENTS

         The Company had outstanding $21.3 billion and $13.6 billion of repurchase agreements with weighted average borrowing rates of 5.01% and 4.16%, including the impact of the interest rate swaps, and weighted average remaining maturities of 48 days and 79 days as of June 30, 2006 and December 31, 2005, respectively. Mortgage-Backed Securities pledged as collateral under these repurchase agreements had an estimated fair value of $22.4 billion and $14.3 billion at June 30, 2006 and December 31, 2005, respectively.

         At June 30, 2006 and December 31, 2005, the repurchase agreements had the following remaining maturities:

                      June 30, 2006                December 31, 2005
                                 (dollars in thousands)
                 ---------------------------------------------------------
Within 30 days                  $17,230,207                   $10,575,945
30 to 59 days                     1,976,496                     1,250,356
60 to 89 days                             -                             -
90 to 119 days                            -                             -
Over 120 days                     2,050,000                     1,750,000
                 --------------------------- -----------------------------
Total                           $21,256,703                   $13,576,301
                 =========================== =============================

      The Company had an amount at risk greater than 10% of the equity of the Company with the following counterparties as of June 30, 2006.

                                           Amount at risk(1)(2)      Weighted Average Days to Maturity

                                                             (dollars in thousands)
                                       --------------------------- -------------------------------------
UBS Securities LLC                                       $218,940                    62
Deutsche Bank Securities Inc.                            $228,835                    32

     (1) Equal to the sum of fair value of securities sold plus accrued interest income minus the sum of repurchase agreements plus accrued interest expense.
     (2) Equity includes Series B Cumulative Convertible Preferred Stock which is classified as temporary equity in the consolidated statement of financial condition. (See Note 5)

     The Company has entered into three structured repurchase agreements, which provide the buyer with the right to extend their maturity dates. The repurchase agreements totaled $650.0 million and the market value of the option to extend is $4.3 million.

4.       INTEREST RATE SWAPS

         In connection with the Company's interest rate risk management strategy, the Company hedges a portion of its interest rate risk by entering into derivative financial instrument contracts. To date, such instruments are comprised of interest rate swaps, which in effect modify the cash flows on repurchase agreements. The use of interest rate swaps creates exposure to credit risk relating to potential losses that could be recognized if the counterparties to these instruments fail to perform their obligations under the contracts. In the event of a default by the counterparty, the Company could have difficulty obtaining its Mortgage-Backed Securities pledged as collateral for swaps. The Company does not anticipate any defaults by its counterparties.

         The Company's swaps are used to lock-in the fixed rate related to a portion of its current and anticipated future 30-day term repurchase agreements.

The table below presents information about the Company's swaps outstanding at June 30, 2006.

  Notional Amount         Weighted        Weighted         Estimated Fair
    (dollars in         Average Pay        Average       Value/Carrying Value
     thousands)            Rate          Receive Rate  (dollars in thousands)
--------------------- ----------------- -------------- -----------------------
     $8,139,000            5.14%            5.21%              $105,435

5.       PREFERRED STOCK AND COMMON STOCK

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

         During the quarter ended June 30, 2006, the Company declared dividends to common shareholders totaling $21.3 million or $0.13 per share, which were paid on July 27, 2006. During the quarter ended June 30, 2006, the Company declared dividends to Series A Preferred shareholders totaling $3.6 million or $0.492188 per share, and Series B shareholders totaling $1.5 million or $0.32916 per share which were paid on June 30, 2006.

6.       NET INCOME (LOSS) PER COMMON SHARE

         The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS for the quarters ended June 30, 2006 and 2005.

                                               For the Quarters Ended              For the Six Months Ended
                                          June 30, 2006        June 30, 2005     June 30, 2006      June 30, 2005
                                                            (dollars and shares in thousands)
                                         ----------------- ------------------ ----------------- ------------------
Net income (loss)                                  $8,578            $46,993           ($2,371)          $106,326
Less: Series A and Series B
 Preferred stock dividend                           5,163              3,648             8,811              7,297
                                         ----------------- ------------------ ----------------- ------------------
Net income (loss) available (related) to
common shareholders                                $3,415            $43,345          ($11,182)           $99,029
                                         ----------------- ------------------ ----------------- ------------------
Weighted average shares of common stock
outstanding                                       158,633            121,740           141,477            121,507
Add: Effect of dilutive stock options                  71                273                 -                279
                                         ----------------- ------------------ ----------------- ------------------
Effect of converted Series B preferred
stock                                                   -                  -                 -                  -
                                         ----------------- ------------------ ----------------- ------------------
Weighted average shares of common
  stock outstanding-diluted                       158,704            122,013           141,477            121,786

Basic Earnings per share                            $0.02              $0.36            ($0.08)             $0.82
                                         ================= ================== ================= ==================
Diluted Earnings per share                          $0.02              $0.36            ($0.08)             $0.81
                                         ================= ================== ================= ==================

         Because the Company had a net loss related to common shareholders for the six months ended June 30, 2006, options to purchase 2,990,430 shares of common stock were considered anti-dilutive for the six months ended June 30, 2006. Under the if converted method, 7,182,019 shares would be converted to common stock if they are converted, however, they create anti-dilutive effect.

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

         The following table sets forth activity relating to the Company's stock options awards:

                                                        For the Six Months Ended June 30,
                                                     2006                             2005
                                         ------------------------------ ----------------------------------
                                                          Weighted
                                          Number of       Average         Number of     Weighted Average
                                           Shares      Exercise Price       Shares       Exercise Price
---------------------------------------- ------------ ----------------- --------------- ------------------
Options outstanding at the beginning
of period                                  2,333,593            $16.10       1,645,721             $15.66
Granted                                      737,205             11.72           6,250              18.26
Exercised                                    (16,725)             8.21         (16,128)             12.21
Forfeited                                    (60,000)            15.39               -                  -
Expired                                       (3,688)            13.69         (33,750)             17.87
                                         ------------ ----------------- --------------- ------------------
Options outstanding at the end of
  period                                   2,990,430            $15.08       1,602,093             $15.66
                                         ============ ================= =============== ==================
Options exercisable at the end of
period                                       970,556            $14.49         693,006             $11.47
                                         ============ ================= =============== ==================

         The weighted average remaining contractual term was approximately 7.8 years for stock options outstanding and approximately 5.8 years for stock options exercisable as of June 30, 2006. There were 6,250 stock options granted during the quarter ended June 30, 2005, with immediate vesting. The amount of cash received from the exercise of stock options was $99,000 for the quarter ended June 30, 2005. As of June 30, 2006, there was approximately $3.5 million of total unrecognized compensation cost related to nonvested share-based compensation awards. That cost is expected to be recognized over a weighted average period of 3.0 years.

         The following table summarizes information about stock options outstanding at June 30, 2006:

                                                             Weighted                                     Weighted
                                             Weighted        Average                                       Average
Range of Exercise Prices                      Average       Remaining                      Weighted       Remaining
                                             Exercise      Contractual                      Average      Contractual
                               Total         Price on      Life (Years)       Total        Exercise     Life (Years)
                              Options          Total         on Total        Options       Price on          on
                            Outstanding     Outstanding    Outstanding     Exercisable    Exercisable    Exercisable
-------------------------- --------------- -------------- --------------- -------------- -------------- --------------
 $7.94-$19.99                   2,980,430         $15.07       7.84             960,556         $14.42           5.88
$20.00-$29.99                      10,000          20.53       1.49              10,000          20.53           1.49
                           --------------- -------------- --------------- -------------- -------------- --------------
                                2,990,430         $15.08       7.82             970,556         $14.49           5.84
                           =============== ============== =============== ============== ============== ==============

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

         During the quarter and six months ended June 30, 2006, the Company recorded $827,000 and $2.4 million of income tax expense for income attributable to FIDAC, its taxable REIT subsidiary, and the portion of earnings retained based on Code Section 162(m) limitations, respectively. During the quarter and six months ended June 30, 2006, the Company recorded $1.1 million and $1.5 million of income tax expense for a portion of earnings retained based on
Section 162(m) limitations, respectively.


         During the quarter and six months ended June 30, 2005, the Company recorded $2.4 million and $3.5 million of income tax expense for income attributable to FIDAC, its taxable REIT subsidiary, and the portion of earnings retained based on Code Section 162(m) limitations, respectively. During the quarter and six months ended June 30, 2005, the Company recorded $658,000 and $1.1 million of income tax expense for a portion of earnings retained based on
Section 162(m) limitations.

9.       LEASE COMMITMENTS

         The Company has a noncancelable lease for office space, which commenced in May 2002 and expires in December 2009.

         The Company's aggregate future minimum lease payments are as follows:

                                                         Total per Year
                                                     (dollars in thousands)
                                                     ------------------------
                  2006 (remainder)                                     $ 265
                  2007                                                   532
                  2008                                                   532
                  2009                                                   532
                                                     ------------------------
                  Total remaining lease payments                      $1,861
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

         The Company seeks to manage the extent to which net income changes as a function of changes in interest rates by matching adjustable-rate assets with variable-rate borrowings. The Company may seek to mitigate the potential impact on net income of periodic and lifetime coupon adjustment restrictions in the portfolio of Investment Securities by entering into interest rate agreements such as interest rate caps and interest rate swaps. As of June 30, 2006 and December 31, 2005, the Company entered into interest rate swaps to pay a fixed rate and receive a floating rate of interest, with total notional amounts of $8.1 billion and $479.0 million, respectively.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

         Certain statements contained in this quarterly report, and certain statements contained in our future filings with the Securities and Exchange Commission (the "SEC" or the "Commission"), in our press releases or in our other public or shareholder communications may not be based on historical facts and are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements which are based on various assumptions, (some of which are beyond our control) may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as "may," "will," "believe," "expect," "anticipate," "continue," or similar terms or variations on those terms, or the negative of those terms. Actual results could differ materially from those set forth in forward-looking statements due to a variety of factors, including, but not limited to, changes in interest rates, changes in yield curve, changes in prepayment rates, the availability of mortgage backed securities for purchase, the availability of financing, and, if available, the terms of any financings, changes in the market value of our assets, changes in business conditions and the general economy, and risks associated with the investment advisory business of FIDAC, including the removal by FIDAC's clients of assets FIDAC manages, FIDAC's regulatory requirements, and competition in the investment advisory business, changes in governmental regulations affecting our business, and our ability to maintain our classification as a REIT for federal income tax purposes. For a discussion of the risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, see our most recent Annual Report on Form 10-K and all subsequent Quarterly Reports on Form 10-Q. We do not undertake, and specifically disclaim any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Overview

         We are a real estate investment trust that owns and manages a portfolio of mortgage-backed securities. Our principal business objective is to generate net income for distribution to our stockholders from the spread between the interest income on our investment securities and the costs of borrowing to finance our acquisition of investment securities and from dividends we receive from FIDAC. FIDAC is our wholly-owned subsidiary, and is a registered investment advisor that generates advisory and service fee income. The Company also has a majority interest in an investment fund.

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

         The results of our operations are affected by various factors, many of which are beyond our control. Our results of operations primarily depend on, among other things, the level of our net interest income, the market value of our assets and the supply of and demand for such assets. Our net interest income, which reflects the amortization of purchase premiums and accretion of discounts, varies primarily as a result of changes in interest rates, borrowing costs and prepayment speeds, the behavior of which involves various risks and uncertainties. Prepayment speeds, as reflected by the Constant Prepayment Rate, or CPR, and interest rates vary according to the type of investment, conditions in financial markets, competition and other factors, none of which can be predicted with any certainty. In general, as prepayment speeds on our Mortgage-Backed Securities portfolio increase, related purchase premium amortization increases, thereby reducing the net yield on such assets. The CPR on our Mortgage Backed Securities portfolio averaged 19% and 27% for the quarters ended June 30, 2006 and 2005, respectively. Since changes in interest rates may significantly affect our activities, our operating results depend, in large part, upon our ability to effectively manage interest rate risks and prepayment risks while maintaining our status as a REIT.

         During the fourth quarter of 2005, the Company sold certain assets and began purchasing assets in the current rate environment. This continued during the first and second quarter of 2006. With the federal funds interest rate continuing to rise through the first and second quarter of 2006, the Company sold lower yielding assets and replaced them with higher yielding assets. The Company took these actions because it determined that certain assets that were purchased in the much lower interest rate environment of 2003 and 2004 were unlikely to recover to their amortized cost basis and were not providing attractive returns on a cash flow basis.

         We have shortened contractual maturities on our borrowings during the second quarter of 2006, such that our weighted average contractual maturity on our repurchase agreements was 119 days at June 30, 2006, as compared to 152 days at June 30, 2005.

         The table below provides quarterly information regarding our average balances, interest income, interest expense, yield on assets, cost of funds and net interest income for the following quarterly periods presented.

                                                               Yield on
                                      Average                   Average      Average
                                    Investment                  Interest   Balance of     Total    Average     Net
                                     Securities Total Interest   Earning    Repurchase   Interest   Cost of  Interest
                                     Held (1)       Income       Assets     Agreements    Expense    Funds    Income
                                   -----------------------------------------------------------------------------------
                                          (ratios for the quarters have been annualized, dollars in thousands)
                                   -----------------------------------------------------------------------------------

Quarter Ended June 30, 2006         $21,660,089      $280,171        5.17%  $20,060,978   $242,473     4.83%  $37,698
Quarter Ended March 31, 2006        $16,590,859      $194,882        4.70%  $15,296,893   $167,512     4.38%  $27,370
Quarter Ended December 31, 2005     $17,551,868      $179,688        4.10%  $16,547,972   $165,766     4.01%  $13,922
Quarter Ended September 30, 2005    $18,906,350      $177,474        3.75%  $17,672,690   $155,043     3.51%  $22,431
Quarter Ended June 30, 2005         $18,918,577      $171,595        3.63%  $17,658,408   $133,758     3.03%  $37,837
Quarter Ended March 31, 2005        $18,798,200      $176,289        3.75%  $17,756,241   $113,993     2.57%  $62,296
----------------------------------------------------------------------------------------------------------------------
(1) Does not reflect unrealized gains/(losses).

         The following table presents the CPR experienced on our Mortgage-Backed Securities portfolio, on an annualized basis, for the following quarterly periods:

Quarter Ended                                                  CPR
-------------                                                  ---
June 30, 2006                                                  19%
March 31, 2006                                                 18%
December 31, 2005                                              28%
September 30, 2005                                             28%
June 30, 2005                                                  27%
March 31, 2005                                                 25%

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

         For the purposes of computing ratios relating to equity measures, throughout this document, equity includes Series B cumulative Convertible Preferred Stock, which has been treated under GAAP as temporary equity.

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

         Market Valuation and Impairment of Investment Securities: All assets classified as available-for-sale are reported at fair value, based on market prices. Although we generally intend to hold most of our Investment Securities until maturity, we may, from time to time, sell any of our Investment Securities as part our overall management of our portfolio. Accordingly, we are required to classify all of our Investment Securities as available-for-sale. Our policy is to obtain market values from independent sources. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Investments with unrealized losses are not considered other-than-temporarily impaired if the Company has the ability and intent to hold the investments for a period of time, to maturity if necessary, sufficient for a forecasted market price recovery up to or beyond the cost of the investments. Unrealized losses on Investment Securities that are considered other than temporary, as measured by the amount of decline in fair value attributable to factors other than temporary, are recognized in income and the cost basis of the Investment Securities is adjusted. Losses other-than-temporary impaired on securities totaled $20.1 million for the quarter ended June 30, 2006. There were no such adjustments for the quarter ended June 30, 2005. Unrealized losses at June 30, 2006 on Investment Securities that are not deemed impaired totaled $495.7 million.

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

         Impairment of Intangibles: The Company's acquisition of FIDAC was accounted for using the purchase method. The cost of FIDAC was allocated to the assets acquired, including identifiable intangible assets, and the liabilities assumed based on their estimated fair values at the date of acquisition. The excess of cost over the fair value of the net assets acquired was recognized as goodwill. Intangible assets are periodically reviewed for potential impairment. This evaluation required significant judgment. During 2006, we recognized impairment charges totaling $2.5 million.

Results of Operations: For the Quarters and Six Months Ended June 30, 2006 and 2005

         Net Income Summary

         For the quarter ended June 30, 2006, our net income was $8.6 million, or $0.02 basic net income per average share available to common shareholders, as compared to net income of $47.0 million, or $0.36 net income per average share available to common shareholders, for the quarter ended June 30, 2005. We attribute the decrease in total net income for the quarter ended June 30, 2006 from the quarter ended June 30, 2005 to the decline in net interest income, realized losses, impairment charges related to certain securities and intangibles, reduction in net investment advisory fees, and an increase in general and administrative expenses. The decrease in total net income per share was primarily due to the decline in the interest rate spread from 0.60% to 0.34%. The increase in cost of funding from 3.03% for the quarter ended June 30, 2005 to 5.01% for the quarter ended June 30, 2006 was only partially offset by the increase in yield on assets of 3.63% for the quarter ended June 30, 2005 to 5.42% for the quarter ended June 30, 2006. For the quarter ended June 30, 2006, the loss on sale of Mortgage-Backed Securities was $1.2 million as compared to an $11.4 million gain on sale of Mortgage-Backed Securities for the quarter ended June 30, 2005. Losses on other-than-temporarily impaired securities totaled $20.1 million and impairment of intangibles totaled $1.3 million for the quarter ended June 30, 2006. There were no impairment charges for the quarter ended June 30, 2005. For the quarter ended June 30, 2006, net investment advisory and service fees totaled $4.4 million, as compared to $7.5 million for the quarter ended June 30, 2005. For the quarter ended June 30, 2006, general and administrative expenses totaled $9.0 million, as compared to $6.8 million for the quarter ended June 30, 2005. Dividends for the quarter ended June 30, 2006 were $0.13 per share of common stock, or $21.3 million in total, and $0.492188 per share of Series A preferred stock, or $3.6 million in total, and $0.32916 per share of Series B preferred stock or $1.5 million in total. Dividends per share for the quarter ended June 30, 2005 were $0.36 per share of common stock, or $44.1 million in total and $0.492188 per share of Series A preferred stock, or $3.6 million in total. The Series B Cumulative preferred stock has been treated under GAAP as temporary equity. For the purpose of computing ratios relating to equity measures, such Preferred Stock has been included in equity. Our return on average equity was 2.09% for the quarter ended June 30, 2006 compared to 11.36% for the quarter ended June 30, 2005.

         For the six months ended June 30, 2006, our net loss was $2.4 million, or $0.08 net loss per average share related to common shareholders, as compared to net income of $106.3 million, or $0.82 basic earnings per average share available to common shareholders, for the six months ended June 30, 2005. We attribute the majority of the decrease in net income for the six months ended June 30, 2006, from the six months ended June 30, 2005 to the decrease in net interest spread and realized and unrealized losses. For the six months ended June 30, 2006, net interest income was $65.1 million, as compared to $100.1 million for the six months ended June 30, 2005. For the six months ended June 30, 2006, loss on sale of Mortgage-Backed Securities was $8.2 million, as compared to a $11.4 million gain for the quarter ended June 30, 2005. Losses on other-than-temporarily impaired securities totaled $46.8 million and impairment of intangibles totaled $1.1 million for the six months ended June 30, 2006. There were no impairment charges for the six months ended June 30, 2005.For the six months ended June 30, 2006, net investment advisory and service fees totaled $10.3 million, as compared to $12.2 million for the six months ended June 30, 2005. Dividends per share for the six months ended June 30, 2006, were $0.24 per share of common stock, or $34.9 million in total and $0.984376 per share of preferred stock or $7.3 million in total and $0.329167 per share of Series B Preferred stock, or 1.5 million in total. Dividends per share for the six months ended June 30, 2005 were $0.81 per share, or $98.7 million in total and $0.984376 per share of preferred stock or $7.3 million in total. Our return on average equity was (0.30%) for the six months ended June 30, 2006 and 12.73% for the six months ended June 30, 2005.

                               Net Income Summary
 (ratios for the quarter have been annualized, dollars in the thousands, except for per share data)
 --------------------------------------------------------------------------------------------------

                                                 Quarter         Quarter                          Six Months
                                                  Ended           Ended       Six Months Ended       Ended
                                                 June 30,        June 30,         June 30,         June 30,
                                                   2006            2005             2006              2005
                                              --------------- --------------- ----------------- ----------------
  Interest income                                   $280,171        $171,595          $475,053         $347,884
  Interest expense                                   242,473         133,758           409,985          247,751
                                              --------------- --------------- ----------------- ----------------
    Net interest income                               37,698          37,837            65,068          100,133
  Investment advisory and service fees                 5,210           9,669            12,206           15,978
  (Loss) gain on sale of Mortgage-Backed
  Securities                                          (1,239)         11,435            (8,245)          12,016
  Distribution fees                                      755           2,126             1,925            3,737
  General and administrative expenses                  8,985           6,800            16,162           13,464
  Impairment of intangible for customer
  relationships                                       (1,345)              -            (2,493)               -
  Loss on other-than-temporarily impaired
  securities                                         (20,114)              -           (46,843)               -
                                              --------------- --------------- ----------------- ----------------
  Income (loss) before income taxes                   10,470          50,015             1,606          110,926
  Income taxes                                         1,892           3,022             3,977            4,600
                                              --------------- --------------- ----------------- ----------------
  Net (loss) income                                    8,578          46,993            (2,371)         106,326
  Dividends on  preferred stock                        5,163           3,648             8,811            7,297
                                              --------------- --------------- ----------------- ----------------
  Net (loss) income (related) available to
  common shareholders                                 $3,415         $43,345          ($11,182)         $99,029
                                              =============== =============== ================= ================

  Weighted average number of basic common
  shares outstanding                             158,632,865     121,740,256       141,476,532      121,506,858
  Weighted average number of diluted common
  shares outstanding                             158,703,614     122,013,050       141,476,532      121,785,918
  Basic net (loss) income per share
  (related) available to common shareholders
                                                       $0.02          $0..36            ($0.08)           $0.82
  Diluted net (loss) income per share
  (related) available to common shareholders
                                                       $0.02           $0.36            ($0.08)           $0.81

  Average total assets                           $20,128,249     $19,455,044       $18,773,307      $19,490,129
  Average total equity                            $1,638,913      $1,654,932        $1,593,950       $1,700,488

  Annualized return on average assets                  0.17%           0.97%            (0.03%)           1.09%
  Annualized return on average equity                  2.09%          11.36%            (0.30%)          12.73%

         Interest Income and Average Earning Asset Yield

         We had average earning assets of $21.7 billion and $18.9 billion for the quarters ended June 30, 2006 and 2005, respectively. Our primary source of income for the quarters ended June 30, 2006 and 2005 was interest income. Our interest income was $280.2 for the quarter ended June 30, 2006 and $171.6 million for the quarter ended June 30, 2005. The yield on average investment securities increased from 3.63% for the quarter ended June 30, 2005 to 5.17% for the quarter ended June 30, 2006. Our average earning asset balance increased by
2.8 billion and interest income increased by $108.6 million for the quarter ended June 30, 2006 as compared to the quarter ended June 30, 2005. The average coupon rate at June 30, 2006 was 5.61% as compared to 4.69% at June 30, 2005. The prepayment speeds decreased to 19% CPR for the quarter ended June 30, 2006 from 27% CPR for the quarter ended June 30, 2005. The increase in coupon rates and reduction in prepayment speeds, resulted in an increase in yield.

         We had average earning assets of $19.1 billion and $18.9 billion for the six months ended June 30, 2006 and 2005, respectively. Our interest income was $475.0 million for the six months ended June 30, 2006 and $347.9 million for the six months ended June 30, 2005. The yield on average investment securities increased from 3.69% for the six months ended June 30, 2005, to 4.97% for the six months ended June 30, 2006. Our average earning asset balance increased by $200.0 million and interest income increased by $127.1 million for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. The average prepayment speeds decreased to 19% CPR for the six months ended June 30, 2006 from 26% CPR for the six months ended June 30, 2005. The increase in interest income for the six months ended June 30, 2006, when compared to the six months ended June 30, 2005, resulted from the increased asset base and the increase in weighted average yield.

Interest Expense and the Cost of Funds

         We anticipate that our largest expense will be the cost of borrowed funds. We had average borrowed funds of $20.0 billion and total interest expense of $242.5 million for the quarter ended June 30, 2006. We had average borrowed funds of $17.7 billion and total interest expense of $133.8 million for the quarter ended June 30, 2005. Our average cost of funds was 4.83% for the quarter ended June 30, 2006 and 3.03% for the quarter ended June 30, 2005. The cost of funds rate increased by 180 basis points and the average borrowed funds increased by $2.4 billion for the quarter ended June 30, 2006 when compared to the quarter ended June 30, 2005. Interest expense for the quarter increased by $108.7 million due to the substantial increase in the cost of funds interest rate and the average borrowed funds balance. Our average cost of funds was 0.20% below average one-month LIBOR and 0.44% below average six-month LIBOR for the quarter ended June 30, 2006. Our average cost of funds was 0.02% below average one-month LIBOR and 0.40% below for the quarter ended June 30, 2005.

         The table below shows our average borrowed funds and average cost of funds, including the effect of the interest rate swaps, as compared to average one-month and average six-month LIBOR for the quarters ended June 30, 2006, March 31, 2006, the year ended December 31, 2005 and the four quarters in 2005.

                              Average Cost of Funds
      (ratios for the quarters have been annualized, dollars in thousands)

                                                                                                           Average
                                                                                     Average     Average   Cost of
                                                                                    One-Month    Cost of   Funds
                                                                                      LIBOR       Funds    Relative
                                                                                    Relative    Relative   to
                                   Average            Average   Average  Average   to Average  to Average  Average
                                  Borrowed   Interest Cost of   One-MonthSix-Month  Six-Month   One-Month  Six-Month
                                    Funds    Expense    Funds    LIBOR     LIBOR      LIBOR       LIBOR      LIBOR
----------------------------------------------------------------------------------------------------------------------
Quarter Ended June 30, 2006      $20,060,978 $242,473   4.83%    5.03%     5.27%     (0.24%)     (0.20%)    (0.44%)
Quarter Ended March 31, 2006     $15,296,893 $167,512   4.38%    4.55%     4.84%     (0.29%)     (0.17%)    (0.46%)
----------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 2005     $17,408,828 $568,560   3.27%    3.33%     3.72%     (0.39%)     (0.06%)    (0.45%)
Quarter Ended December 31, 2005  $16,547,972 $165,766   4.01%    4.10%     4.46%     (0.36%)     (0.09%)    (0.45%)
Quarter Ended September 30, 2005 $17,672,690 $155,043   3.51%    3.54%     3.91%     (0.37%)     (0.03%)    (0.40%)
Quarter Ended June 30, 2005      $17,658,408 $133,758   3.03%    3.05%     3.43%     (0.38%)     (0.02%)    (0.40%)
Quarter Ended March 31, 2005     $17,756,241 $113,993   2.57%    2.58%     3.02%     (0.44%)     (0.01%)    (0.45%)
----------------------------------------------------------------------------------------------------------------------

         Net Interest Income

         Our net interest income, which equals interest income less interest expense, totaled $37.6 million for the quarter ended June 30, 2006 and $37.8 million for the quarter ended June 30, 2005. Our net interest income decreased because the interest rate spread decreased. Our net interest spread, which equals the yield on our average assets for the period less the average cost of funds for the period, was 0.34% for the quarter ended June 30, 2006 as compared to 0.60% for the quarter ended June 30, 2005. This 26 basis point decrease was a result of the increase in the cost of funding for the quarter ended June 30, 2006 to 4.83% from 3.03% for the quarter ended June 30, 2005. The increase in cost of funds was only partially offset by the increase in yield on assets, which increased to 5.17% for the quarter ended June 30, 2006, as compared to 3.63% for the quarter ended June 30, 2005.

         Our net interest income totaled $65.0 million for the six months ended June 30, 2006 and $100.1 million for the six months ended June 30, 2005. Our net interest income decreased because of the decline in interest rate spread. Our net interest spread, which equals the yield on our average assets for the period less the average cost of funds for the period, was 0.33% for the six months ended June 30, 2006 as compared to 0.89% for the quarter ended June 30, 2005.

         The table below shows our interest income by earning asset type, average earning assets by type, total interest income, interest expense, average repurchase agreements, average cost of funds, and net interest income for the quarters ended June 30, 2006, March 31, 2006 the year ended December 31, 2005, and the four quarters in 2005.

                               Net Interest Income
      (ratios for the quarters have been annualized, dollars in thousands)

                                                          Yield
                                                           on
                                     Average              Average    Average                                  Net
                                   Investment  Total      Interest  Balance of            Average   Net       Interest
                                   Securities  Interest   Earning   Repurchase  Interest  Cost of   Interest  Rate
                                      Held       Income    Assets   Agreements   Expense    Funds    Income    Spread
----------------------------------------------------------------------------------------------------------------------
Quarter Ended June 30, 2006        $21,660,089  $280,171   5.17%   $20,060,978  $242,473    4.83%    $37,698    0.34%
Quarter Ended March 31, 2006       $16,590,859  $194,882   4.70%   $15,296,893  $167,512    4.38%    $27,370    0.32%
Quarter Ended March 31, 2005                    $176,289           $17,756,241  $113,993    2.57%    $62,296    1.18%
----------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 2005       $18,543,749  $705,046   3.80%   $17,408,827  $568,560    3.27%   $136,486    0.53%
Quarter Ended December 31, 2005    $17,551,868  $179,688   4.10%   $16,547,972  $165,766    4.01%    $13,922    0.09%
Quarter Ended September 30, 2005   $18,906,350  $177,474   3.75%   $17,672,690  $155,043    3.51%    $22,431    0.24%
Quarter Ended June 30, 2005        $18,918,577  $171,595   3.63%   $17,658,408  $133,758    3.03%    $37,837    0.60%
Quarter Ended March 31, 2005       $18,798,200  $176,289   3.75%   $17,756,241  $113,993    2.57%    $62,296    1.18%

         Investment Advisory and Service Fees

         FIDAC is a registered investment advisor which specializes in managing fixed income securities. FIDAC recently expanded its line of business to include the management of equity securities, initially for us and an affiliated person, and management of collaterized debt obligations. FIDAC generally receives annual net investment advisory fees of approximately 10 to 20 basis points of the gross assets it manages, assists in managing or supervises. At June 30, 2006, FIDAC had under management approximately $2.6 billion in net assets and $14.1 billion in gross assets, compared to $3.1 billion in net assets and $27.8 billion in gross assets at June 30, 2005. Investment advisory and service fees for the quarters ended June 30, 2006 and 2005 totaled $4.4 million and $7.6 million respectively, net of fees paid to third parties pursuant to distribution service agreements for facilitating and promoting distribution of shares of FIDAC's clients. Gross assets under management will vary from time to time because of changes in the amount of net assets FIDAC manages as well as changes in the amount of leverage used by the various funds and accounts FIDAC manages. At June 30, 2006, net assets under management decreased by $500 million and gross assets under management decreased by $13.7 billion, when compared to June 30, 2005. Since the net advisory fees are based on assets under management, the decline in fees is a result of redemptions, reductions in the market value of the assets, and lower leverage in the funds.

         Gains and Losses on Sales of Mortgage-Backed Securities

         For the quarter ended June 30, 2006, we sold Mortgage-Backed Securities with a carrying value of $1.1 billion for an aggregate loss of $1.2 million, which had previously been classified as other-than-temporarily impaired securities. For the quarter ended June 30, 2005, we sold Mortgage-Backed Securities with an aggregate historical amortized cost of $859.3 million for an aggregate gain of $11.4 million. For the six months ended June 30, 2006, we sold Mortgage-Backed Securities with an aggregate historical amortized cost of $2.3 billion for an aggregate loss of $8.2 million. For the six months ended June 30,

2005, we sold Mortgage-Backed Securities with an aggregate historical amortized cost of $944.7 million for an aggregate gain of $12.0 million. The difference between the sale price and the carrying value of our Mortgage-Backed Securities will be a realized gain or a realized loss, and will increase or decrease income accordingly. We do not expect to sell assets on a frequent basis, but may from time to time sell existing assets to acquire new assets, which our management believes might have higher risk-adjusted returns as part of our asset/liability management strategy.

         Impairment of Intangible for Customer Relationships

         During the quarter ended June 30, 2006, intangibles were evaluated for possible impairment. It was determined that an impairment charge of $1.3 million was necessary based on the decline in expected future cash flows on one customer relationship.

         During the first quarter of 2006 we terminated an investment advisory agreement. The expected cash flows from the contract were valued as an intangible for customer relationships on June 4, 2004, the date of the acquisition of FIDAC. The value of $1.1 million was deemed to be impaired and written off in the quarter ended March 31, 2006. The total impairment of intangible for customer relationships is $2.5 million for the six months ended June 30, 2006.

         Loss on Other-Than-Temporarily Impaired Securities

         During the second quarter of 2006, the Company reviewed each of its securities to determine if an other-than-temporary impairment charge would be necessary. It was determined for certain securities that were in an unrealized loss position, the Company did not intend to hold them for a period of time, to maturity if necessary, sufficient for a forecasted market price recovery up to or beyond the cost of the investments. Approximately $126.8 million face amount of securities were classified as other-than-temporarily impaired, with an approximate loss of $4.4 million. Securities that had previously been determined to be other-than-temporarily impaired continued to decline in value and we recorded a $15.7 million additional loss for these securities. The total loss on other-than-temporarily impaired securities totaled $20.1 million and $46.8 million for the quarter and six months ended June 30, 2006, respectively.

         General and Administrative Expense

         General and administrative ("G&A") expenses were $9.0 million for the quarter ended June 30, 2006 and $6.8 million for the quarter ended June 30, 2005. G&A expenses as a percentage of average assets were 0.18% and 0.14% for the quarters ended June 30, 2006 and June 30, 2005, respectively. G&A expenses as a percentage of average equity were 2.19% and 1.64% on an annualized basis for the quarters ended June 30, 2006 and June 30, 2005, respectively. The increase in G&A expenses of $2.2 million for the quarter ended June 30, 2006 was the primary result of an increase in compensation expense from new and existing employment contracts.

         G&A expenses were $16.2 million for the six months ended June 30, 2006 and $13.5 million for the six months ended June 30, 2005. G&A expenses as a percentage of average assets was 0.17% and 0.14% on an annualized basis for the six months ended June 30, 2006 and 2005, respectively. G&A expenses as a percentage of average equity were 2.03% and 1.61% on an annualized basis for the six months ended June 30, 2006 and 2005, respectively.

          The table below shows our total G&A expenses as compared to average total assets and average equity for the quarter ended June 30, 2006, March 31, 2006, the year ended December 31, 2005, and the four quarters in 2005.

                    G&A Expenses and Operating Expense Ratios
      (ratios for the quarters have been annualized, dollars in thousands)
                                                                     Total G&A              Total G&A
                                                Total G&A         Expenses/Average       Expenses/Average
                                                Expenses        Assets (annualized)    Equity (annualized)
                                            ------------------ ----------------------- ---------------------
   Quarter Ended June 30,2006                    $8,985                0.18%                  2.19%
   Quarter Ended March 31, 2006                  $7,177                0.18%                  1.95%
   ---------------------------------------- ------------------ ----------------------- ---------------------
   Year Ended December 31, 2005                 $26,278                0.14%                  1.63%
   Quarter Ended December 31, 2005               $6,359                0.14%                  1.66%
   Quarter Ended September 30, 2005              $6,455                0.13%                  1.58%
   Quarter Ended June 30, 2005                   $6,800                0.14%                  1.64%
   Quarter Ended March 31, 2005                  $6,664                0.14%                  1.61%
   ---------------------------------------- ------------------ ----------------------- ---------------------

         Net Income and Return on Average Equity

         Our net income was $8.6 million for the quarter ended June 30, 2006 and $47.0 million for the quarter ended June 30, 2005. Our annualized return on average equity was 2.09% for the quarter ended June 30, 2006 and 11.36% for the quarter ended June 30, 2005. We attribute the decrease in net income and return on average equity to the interest rate spread compression for the quarter, impairment charges related to certain securities and intangibles, reduction in net investment advisory fees, and an increase in general and administrative expenses. The decline in spread income totaled $38.4 million. Losses realized during the quarter ended June 30, 2006 totaled $1.2 million. Unrealized losses on other-than-temporarily-impaired securities totaled $20.1 million. Our return on average equity for the quarter ended June 30, 2006 was 2.09%, compared to 11.36% for the quarter ended June 30, 2005. Our net loss was $2.4 million for the six months ended June 30, 2006 and our net income was $106.3 million for the six months ended June 30, 2005. Our loss on average equity was 0.30% for the six months ended June 30, 2006 and 12.73% for the six months ended June 30, 2005. We attribute the decrease in total net income for the quarter and six months ended June 30, 2006 from the quarter and six months ended June 30, 2005 to the decline in net interest income, realized losses, impairment charges related to certain securities and intangibles, reduction in net investment advisory fees, and an increase in general and administrative expenses. The table below shows our net interest income, net investment advisory and service fees, (loss) gain on sale of Mortgage-Backed Securities, loss on other than temporarily impaired securities, G&A expenses, and income taxes each as a percentage of average equity, and the return on average equity for the quarter ended June 30, 2006, March 31, 2006, the year ended December 31, 2005, and the four quarters in 2005.

                     Components of Return on Average Equity
           (Ratios for the four quarters in 2006 have been annualized)

                                                      (Loss) gain
                                             Net       on Sale of
                                  Net     Investment    Mortgage-   Loss on
                                 Interest Advisory and   Backed    other-than-   G&A    Income   Impairment   Return
                                 Income/    Service    Securities/ temporarily Expenses/ Taxes/ of intangible    on
                                  Average Fees/Average  Average     impaired   Average   Average for customer  Average
                                  Equity     Equity      Equity    securities   Equity   Equity  relationships Equity
                                --------------------------------------------------------------------------------------
For the Quarter Ended June 30,
 2006                               9.20%        1.08%      (0.30%)     (4.91%)   (2.19%) (0.46%)      (0.33%)   2.09%
For the Quarter Ended March 31,
 2006                               7.45%        1.59%      (1.91%)     (7.28%)   (1.95%) (0.57%)      (0.31%)  (2.98%)
----------------------------------------------------------------------------------------------------------------------
For the Year Ended December 31,
 2005                               8.45%        1.71%      (3.30%)     (5.15%)    1.63%   0.67%            -   (0.57%)
For the Quarter Ended December
 31, 2005                           3.64%        1.79%     (17.05%)    (21.70%)    1.66%   0.73%            -  (35.71%)
For the Quarter Ended September
 30, 2005                           5.50%        2.09%       0.01%          -      1.58%   0.82%            -    5.20%
For the Quarter Ended June 30,
 2005                               9.15%        1.82%       2.76%          -      1.64%   0.73%            -   11.36%
For the Quarter Ended March 31,
 2005                              15.06%        1.13%       0.14%          -      1.61%   0.38%            -   14.34%

Financial Condition

         Investment Securities

         All of our Mortgage-Backed Securities at June 30, 2006 were adjustable-rate or fixed-rate Mortgage-Backed Securities backed by single-family mortgage loans. All of the mortgage assets underlying these Mortgage-Backed Securities were secured with a first lien position on the underlying single-family properties. All of our Mortgage-Backed Securities were FHLMC, FNMA or GNMA mortgage pass-through certificates or collateralized mortgage obligations, which carry an actual or implied "AAA" rating. We mark-to-market all of our Mortgage Backed Securities to fair value.

         We accrete discount balances as an increase in interest income over the life of Investment Securities purchased at a discount and we amortize premium balances as a decrease in interest income over the life of the Investment Securities purchased at a premium. At June 30, 2006 and December 31, 2005, we had in our statement of financial condition a total of $75.3 million and $21.5 million, respectively, of unamortized discount and a total of $216.9 million and $242.1 million, respectively, of unamortized premium.

        We received mortgage principal repayments of $1.2 billion for the quarter ended June 30, 2006 and $1.7 billion for the quarter ended June 30, 2005. The overall prepayment speed for the quarter ended June 30, 2006 decreased to 19%, as compared to 27% for the quarter ended June 30, 2005, due to the decline in refinancing activity. Given our current portfolio composition, if mortgage principal prepayment rates were to increase over the life of our Mortgage-Backed Securities, all other factors being equal, our net interest income would decrease during the life of these Mortgage-Backed Securities as we would be required to amortize our net premium balance over a shorter time period. Similarly, if mortgage principal prepayment rates were to decrease over the life of our Mortgage-Backed Securities, all other factors being equal, our net interest income would increase during the life of these Mortgage-Backed Securities, as we would amortize our net premium balance over a longer time period.

         The table below summarizes our Investment Securities at June 30, 2006, March 31, 2006, December 31, 2005, September 30, 2005, June 30, 2005, and March 31, 2005.

                              Investment Securities
                             (dollars in thousands)

                                                                 Amortized                     Fair       Weighted
                        Principal                  Amortized   Cost/Principal             Value/Principal Average
                          Amount     Net Premium      Cost        Amount      Fair Value      Amount        Yield
--------------------------------------------------------------------------------------------------------------------
At June 30, 2006      $23,822,683        $141,671  $23,964,354     100.59%   $23,474,006        98.54%        5.42%
At March 31, 2006     $16,288,848        $173,428  $16,462,276     101.06%   $16,176,348        99.31%        5.03%
--------------------------------------------------------------------------------------------------------------------
At December 31, 2005  $15,915,801        $220,637  $16,136,438     101.39%   $15,929,864       100.09%        4.68%
At September 30, 2005 $18,884,571        $375,985  $19,260,557     101.99%   $18,956,001       101.38%        3.96%
At June 30, 2005      $19,300,333        $401,356  $19,701,690     102.08%   $19,556,836       101.33%        3.78%
At March 31, 2005     $18,887,801        $416,542  $19,304,343     102.21%   $19,091,063       101.08%        3.61%
--------------------------------------------------------------------------------------------------------------------

         The tables below set forth certain characteristics of our Investment Securities. The index level for adjustable-rate Investment Securities is the weighted average rate of the various short-term interest rate indices, which determine the coupon rate of securities.

              Adjustable-Rate Investment Securities Characteristics
                             (dollars in thousands)

                                                                                                   Principal Amount
                                                          Weighted                     Weighted     at Period End as
                                           Weighted     Average Term     Weighted     Average Asset    % of Total
                           Principal     Average Coupon    to Next        Average          Yield       Investment
                              Amount          Rate        Adjustment    Lifetime Cap  (annualized)     Securities
                         --------------------------------------------------------------------------------------------
At June 30, 2006             $7,964,221      5.36%        16 months        9.75%         5.26%           33.43%
At March 31, 2006            $7,785,082      4.99%        20 months       10.27%         5.07%           47.79%
---------------------------------------------------------------------------------------------------------------------
At December 31, 2005         $9,699,133      4.76%        22 months       10.26%         4.74%           60.94%
At September 30, 2005       $12,437,763      4.56%        23 months       10.26%         3.91%           65.86%
At June 30, 2005            $12,934,382      4.43%        24 months       10.30%         3.69%           67.02%
At March 31, 2005           $13,464,087      4.29%        22 months       10.06%         3.46%           71.28%

                Fixed-Rate Investment Securities Characteristics
                             (dollars in thousands)

                                                            Principal
                                                            Amount  at
                                  Weighted     Weighted    Period End as
                                   Average      Average     % of Total
                    Principal    Coupon Rate  Asset Yield   Investment
                       Amount    (annualized) (annualized)  Securities
                   -----------------------------------------------------
At June 30, 2006    $15,858,461     5.73%        5.50%        66.57%
At March 31, 2006    $8,503,766     5.43%        4.99%        52.21%
------------------------------------------------------------------------
At December 31,
 2005                $6,216,668     5.37%        4.60%        39.06%
At September 30,
 2005                $6,446,808     5.23%        4.06%        34.14%
At June 30, 2005     $6,365,952     5.22%        3.96%        32.98%
At March 31, 2005    $5,423,714     5.31%        3.99%        28.72%

         The following tables provide information on adjustable-rate Investment
Securities by index at June 30, 2006, and December 31, 2005.

                 Adjustable-Rate Investment Securities by Index
                                 June 30, 2006

                                                      National                                                  Treasury
                               Six-            11th   Financial Six-                                    Monthly  6-Month
            One-  Six- Twelve Month  12-Month DistrictAverage   Month 1-Year   2-Year   3-Year   5-Year  Federal Auction
            Month Month Month Auction Moving  Cost of  Mortgage  CD   Treasury Treasury TreasuryTreasury Cost of Invest.
            LiborLibor  Libor Average Average  Funds     Rate   Rate   Index    Index    Index   Index    Funds   Rate
           -------------------------------------------------------------------------------------------------------------
Weighted
 Average
 Term to
 Next
 Adjustment 1 mo.40 mo.31 mo.   2 mo.   1 mo.   1  mo.   11 mo. 3 mo.  14  mo.   14 mo.   18 mo. 31  mo.   1 mo.   3 mo.
Weighted
 Average
 Annual
 Period Cap 7.30% 2.00% 2.00%   1.00%   0.19%    0.00%    2.00% 1.58%    1.86%    2.00%    2.02%   1.96%   0.00%   1.00%
Weighted
 Average
 Lifetime
 Cap at
 June 30,
 2006       6.74%10.92%10.56%  12.96%  10.60%   12.08%   10.90% 9.71%   10.75%   11.93%  13.13 %  12.53%  13.40%  12.50
Investment
 Principal
 Amount as
 Percentage
 of
 Investment
 Securities
 at June
 30, 2006   9.46% 3.47% 9.65%   0.01%   0.11%    0.57%    0.00% 0.01%    9.54%    0.00%    0.15%   0.04%   0.40%   0.02%


                 Adjustable-Rate Investment Securities by Index
                               December 31, 2005

                                                             National
                                      Six-            11th    Financial Six-                                    Monthly
                   One-  Six- Twelve Month  12-Month District Average   Month 1-Year   2-Year   3-Year   5-Year  Federal
                   Month Month Month Auction Moving  Cost of  Mortgage   CD   Treasury Treasury TreasuryTreasury Cost of
                   Libor Libor Libor Average Average  Funds     Rate    Rate   Index    Index    Index   Index    Funds
                  ------------------------------------------------------------------------------------------------------
Weighted Average
 Term to
  Next Adjustment  1 mo.42 mo.22 mo.   2 mo.   2 mo.   1  mo.     17mo. 3 mo.  18  mo.   14 mo.   21 mo. 34  mo.  1  mo.
Weighted Average
 Annual
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

         Borrowings

         To date, our debt has consisted entirely of borrowings collateralized by a pledge of our Investment Securities. These borrowings appear on our balance sheet as repurchase agreements. At June 30, 2006, we had established uncommitted borrowing facilities in this market with 30 lenders in amounts which we believe are in excess of our needs. All of our Investment Securities are currently accepted as collateral for these borrowings. However, we limit our borrowings, and thus our potential asset growth, in order to maintain unused borrowing capacity and thus increase the liquidity and strength of our financial condition.

         For the quarter ended June 30, 2006, the term to maturity of our borrowings ranged from one day to three years, with a weighted average original term to maturity of 119 days. For the quarter ended June 30, 2005, the term to maturity of our borrowings ranged from one day to three years, with a weighted average original term to maturity of 152 days. At June 30, 2006, the weighted average cost of funds for all of our borrowings was 5.01% and the weighted average term to next rate adjustment was 46 days. At June 30, 2005, the weighted average cost of funds for all of our borrowings was 3.20% and the weighted average term to next rate adjustment was 81 days.

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

         Borrowings under our repurchase agreements increased by $4.0 billion to $21.3 billion at June 30, 2006 from $17.3 billion at June 30, 2005. The increase in our repurchase agreements was a direct result of the increase in our equity base from common stock offering and a Series B and preferred offering during the quarter ended June 30, 2006.

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

         Under our repurchase agreements, we may be required to pledge additional assets to our repurchase agreement counterparties (i.e., lenders) in the event the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral (a "margin call"), which may take the form of additional securities or cash. Similarly, if the estimated fair value of the Mortgage-Backed Securities increases due to changes in market interest rates of market factors, lenders may release collateral back to us. Specifically, margin calls result from a decline in the value of the our Mortgage-Backed Securities securing our repurchase agreements, prepayments on the mortgages securing such Mortgage-Backed Securities and to changes in the estimated fair value of such Mortgage-Backed Securities generally due to principal reduction of such Mortgage-Backed Securities from scheduled amortization and resulting from changes in market interest rates and other market factors. Through June 30, 2006, we did not have any margin calls on our repurchase agreements that we were not able to satisfy with either cash or additional pledged collateral. However, should prepayment speeds on the mortgages underlying our Mortgage-Backed Securities and/or market interest rates suddenly increase, margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.

         The following table summarizes the effect on our liquidity and cash flows from contractual obligations at June 30, 2006.

                                     Within One         One to    Three to       More than
                                       Year            Three Years Five Years    Five Years      Total
                                    --------------- -------------------------- -------------- --------------
                                                      (dollars in thousands)

Repurchase agreements                  $20,706,703      $550,000            -              -    $21,256,703
Interest expense on repurchase
agreements                                  88,008        25,068                                    113,076
Long-term operating lease
obligations                                    530         1,331            -              -          1,861
Employment contracts                        18,387                                                   18,387
                                    --------------- ------------- ------------ -------------- --------------
Total                                  $20,813,628      $576,620            -              -    $21,390,027
                                    =============== ============= ============ ============== ==============

         Stockholders' Equity

         During the quarter ended June 30, 2006 the Company declared dividends to common shareholders totaling $21.3 million or $0.13 per share, which were paid on July 27, 2006. During the quarter ended June 30, 2006, the Company declared dividends to Series A Preferred shareholders totaling $3.6 million or $0.492188 per share, and Series B shareholders totaling $1.5 million or $0.32916 per share which were paid June 30, 2006.

         On April 6, 2006, the Company entered into an underwriting agreement pursuant to which it sold 39,215,000 shares of its common stock for net proceeds before expenses of approximately $437,737,438. On April 6, 2006, the Company entered into a second underwriting agreement pursuant to which it sold 4,600,000 shares of its 6% Series B Cumulative Convertible Preferred Stock for net proceeds before expenses of approximately $111,550,000. Each of these transactions settled on April 12, 2006. The 6% Series B Cumulative Preferred Stock has been treated under GAAP as temporary equity. For the purpose of computing ratios relating to equity measures, such Preferred Stock has been included in equity. During the quarter ended June 30, 2006, the Company raised $14.2 million in the Equity Shelf Program by issuing 1,098,500 common shares. During the quarter ended June 30, 2005, the Company declared dividends to shareholders totaling $44.1 million or $0.36 per share, which was paid on July 28, 2005.

         During the quarter ended June 30, 2005, the Company declared dividends to Series A Preferred shareholders totaling $3.6 million or $0.492218 per share, which were paid on June 30, 2005. During the quarter ended June 30, 2005, 10,628 options were exercised under the long-term compensation plan for an aggregate exercise price of $154,000. In addition, the Company sold 7,902 common shares through the dividend reinvestment and direct purchase program for $149,000 during the quarter ended June 30, 2005. During the quarter ended June 30, 2005, the Company raised $23.1 million in the Equity Shelf Program by issuing 1,258,603 common shares.

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

                           Unrealized Gains and Losses
                             (dollars in thousands)
                                   At           At            At             At             At            At
                                June 30,     March 31,   December, 31    September 30,   June 30,      March 31,
                                  2006         2006          2005           2005           2005          2005
                              ------------- ------------ -------------- -------------- ------------- --------------
Unrealized gain                   $110,755      $41,470         $5,027         $6,109       $ 7,956        $23,683
Unrealized loss                   (495,667)    (290,929)      (212,145)      (310,664)     (152,809)      (236,963)
                              ------------- ------------ -------------- -------------- ------------- --------------
Net Unrealized loss              ($384,912)   ($249,459)     ($206,118)     ($304,555)    ($144,853)     ($213,280)
                              ============= ============ ============== ============== ============= ==============
Net unrealized loss as % of
Investment Securities
principal amount                    (1.62%)      (1.53%)        (1.30%)        (1.61%)       (0.75%)        (1.13%)
Net unrealized loss as % of
Investment Securities'
Amortized Cost                      (1.61%)      (1.52%)        (1.28%)        (1.58%)       (0.74%)        (1.11%)


         Unrealized changes in the estimated net market value of investment securities and interest rate swaps have one direct effect on our potential earnings and dividends: positive mark-to-market changes increase our equity base and allow us to increase our borrowing capacity while negative changes tend to limit borrowing capacity under our capital investment policy. A very large negative change in the net market value of our investment securities and interest rate swaps may impair our liquidity position, requiring us to sell assets with the likely result of realized losses upon sale. The net unrealized loss on available for sale securities was $490.3 million, or (2.05%) of the amortized cost of our Investment Securities as of June 30, 2006 and $206.6 million, or (1.28%) of the amortized cost of our investment securities as of December 31, 2005.

         Mortgage-Backed Securities with a carrying value of $6.0 billion were in a continuous unrealized loss position over 12 months at June 30, 2006 in the amount of $196.1 million. Mortgage-Backed Securities with a carrying value of $16.0 billion were in a continuous unrealized loss position for less than 12 months at June 30, 2006 in the amount of $299.6 million. Mortgage-Backed Securities with a carrying value of $4.6 billion were in a continuous unrealized loss position over 12 months at December 31, 2005 in the amount of $111.1 million. Mortgage-Backed Securities with a carrying value of $8.4 billion were in a continuous unrealized loss position for less than 12 months at December 31, 2005 in the amount of $100.5 million. The decline in value of these securities is solely due to increases in interest rates. All of the Mortgage-Backed Securities are "AAA" rated or carry an implied "AAA" rating. Also, the Company is guaranteed payment on the par value of the securities.

         With the continued increase in the Federal Funds rate during the fourth quarter of 2005 and first and second quarters of 2006, management determined during that it did not intend to hold certain of its securities until maturity and would reposition a portion of its assets. The Company recorded an impairment charge of $20.1 million, $26.7 million and $83.1 million for these securities during the second quarter of 2006, first quarter of 2006 and fourth quarter of 2005 respectively. The remaining investments are not considered other-than-temporarily impaired since the Company currently has the ability and intent to hold the investments for a period of time or to maturity, if necessary, sufficient for a forecasted market price recovery up to or beyond the cost of the investments.

         Leverage

         Our debt-to- equity ratio at June 30, 2006 and June 30, 2005 was 11.5:1 and 10.1:1 respectively. We generally expect to maintain a ratio of debt-to-equity of between 8:1 and 12:1, although the ratio may vary from this range from time to time based upon various factors, including our management's opinion of the level of risk of our assets and liabilities, our liquidity position, our level of unused borrowing capacity and over-collateralization levels required by lenders when we pledge assets to secure borrowings.

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

         We seek to manage the extent to which our net income changes as a function of changes in interest rates by matching adjustable-rate assets with variable-rate borrowings. In addition, we may seek to mitigate the potential impact on net income of periodic and lifetime coupon adjustment restrictions in our portfolio of Investment Securities by entering into interest rate agreements such as interest rate caps and interest rate swaps. At June 30, 2006, we entered into swap agreements with a total notional amount of $8.1 billion. Pursuant to these swaps, we are required to pay a weighted average pay rate of 5.14% and receive a floating rate based on one month LIBOR. At December 31, 2005, we entered into swap agreements with a total notional amount of $479.0 million. Pursuant to these swaps, we are required to pay a weighted average pay rate of 4.88% and receive a floating rate based on one month LIBOR. We may enter into similar derivative transactions by entering into interest rate collars, caps or floors.

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

         Capital Resources

         At June 30, 2006, we had no material commitments for capital expenditures.

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

         Other Matters

         We calculate that our qualified REIT assets, as defined in the Code, were almost 100% of our total assets at June 30, 2006 and December 31, 2005 as compared to the Code requirement that at least 75% of our total assets be qualified REIT assets. We also calculate that 100% and 95% of our revenue qualifies for the 75% source of income test, and 100% of our revenue qualifies for the 95% source of income test, under the REIT rules for the quarters ended June 30, 2006 and June 30, 2005 respectively. We also met all REIT requirements regarding the ownership of our common stock and the distribution of our net income. Therefore, as of June 30, 2006 and December 31, 2005 we believe that we qualified as a REIT under the Code.

         We at all times intend to conduct our business so as not to become regulated as an investment company under the Investment Company Act. If we were to become regulated as an investment company, then our use of leverage would be substantially reduced. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" (qualifying interests). Under current interpretation of the staff of the SEC, in order to qualify for this exemption, we must maintain at least 55% of our assets directly in qualifying interests and at least 80% of our assets in qualifying interests plus other real estate related assets. In addition, unless certain mortgage securitites represent all the certificates issued with respect to an underlying pool of mortgages, the Mortgage-Backed Securities may be treated as securities separate from the underlying mortgage loans and, thus, may not be considered qualifying interests for purposes of the 55% requirement. We calculate that as of June 30, 2006 and December 31, 2005 we were in compliance with this requirement.

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

         Our profitability and the value of our portfolio may be adversely affected during any period as a result of changing interest rates. The following table quantifies the potential changes in net interest income and portfolio value should interest rates go up or down 25, 50, and 75 basis points, assuming the yield curves of the rate shocks will be parallel to each other and the current yield curve. All changes in income and value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at June 30, 2006 and various estimates regarding prepayment and all activities are made at each level of rate shock. Actual results could differ significantly from these estimates.

                                          Projected Percentage Change in      Projected Percentage Change in
        Change in Interest Rate                 Net Interest Income                  Portfolio Value
---------------------------------------- ---------------------------------- -----------------------------------
-75 Basis Points                                      54.88%                              1.88%
-50 Basis Points                                      31.13%                              1.56%
-25 Basis Points                                      13.55%                              1.14%
Base Interest Rate                                       -                                  -
+25 Basis Points                                     (13.71%)                            (0.01%)
+50 Basis Points                                     (27.55%)                            (0.74%)
+75 Basis Points                                     (41.48%)                            (1.57%)

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

         The following table sets forth the estimated maturity or repricing of our interest-earning assets and interest-bearing liabilities at June 30, 2006. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except adjustable-rate loans, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature. The interest rate sensitivity of our assets and liabilities in the table could vary substantially if based on actual prepayment experience.

                                                                          More than 1     3 Years and
                                     Within 3 Months   4-12 Months      Year to 3 Years      Over             Total
                                     ---------------- ----------------- ---------------- ---------------- --------------
                                                                   (dollars in thousands)
Rate Sensitive Assets:
  Investment Securities                  $ 2,872,224        $2,402,747      $ 2,407,005      $16,140,707    $23,822,683
Rate Sensitive Liabilities:
  Repurchase Agreements                   19,206,703         1,500,000          550,000                -     21,256,703
                                     ---------------- ----------------- ---------------- ---------------- --------------
Interest rate sensitivity gap           ($16,334,479)          902,747        1,857,005       16,140,707      2,565,980
                                     ================ ================= ================ ================ ==============
Cumulative rate sensitivity gap         ($16,334,479)      (15,431,732)     (13,574,727)       2,565,980
                                     ================ ================= ================ ================ ==============
Cumulative interest rate
sensitivity gap as a percentage of
total rate-sensitive assets                     (69%)             (65%)            (57%)             11%

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

ITEM 4.  CONTROLS AND PROCEDURES

         Our management, including our Chief Executive Officer (the "CEO") and Chief Financial Officer (the "CFO"), reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act) as of the end of the period covered by this quarterly report. Based on that review and evaluation, the CEO and CFO have concluded that our current disclosure controls and procedures, as designed and implemented, (1) were effective in ensuring that information regarding Annaly and its subsidiaries is made known to our management, including our CEO and CFO, by our employees, as appropriate to allow timely decisions regarding required disclosure and (2) were effective in providing reasonable assurance that information the Company must disclose in its periodic reports under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by the SEC's rules and forms. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonable likely to materially affect our internal control over financial reporting.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The annual meeting of stockholders of Annaly Mortgage Management, Inc. was held on May 25, 2006.

     (b)  All Class I director nominees were elected.

                   Director                        Votes Received               Votes Withheld
--------------------------------------- ---------------------------- ----------------------------
         Wellington J. Denahan-Norris                   101,001,059                    2,785,793
         Donnell A. Segalas                              93,075,214                   10,711,638


The continuing directors of the Company are Kevin P. Brady, Michael A.J. Farrell, Jonathan D. Green, John A. Lambiase and E. Wayne Nordberg.

     (c) In addition to the election of the Class I directors, the ratification of the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for 2006 was approved

Proposals and Vote Tabulations

                                                                    Votes Cast
                                               ---------------------------------------------
                                                             For                  Against              Abstain
                                               ------------------------ -------------------- --------------------
         Ratification of the appointment of
         independent registered public
         accounting firm for 2006                          102,789,645              613,295              383,912


ITEM 6.  EXHIBITS

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

     3.3  Articles  of  Amendment  of  the  Articles  of  Incorporation  of  the
          Registrant   (incorporated   by   reference  to  Exhibit  3.1  of  the
          Registrant's Form 8-K (filed with the Securities and Exchange Commission on August 3, 2006).

     3.4 Form of Articles Supplementary designating the Registrant's 7.875% Series A Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share (incorporated by reference to Exhibit 3.3 to the Registrant's 8-A filed April 1, 2004).

     3.5 Articles Supplementary of the Company designating an additional 2,750,000 shares of the Company's Series A Preferred Stock, as filed with the State Department of Assessments and Taxation of Maryland on October 15, 2004 (incorporated by reference to Exhibit 3.2 to the Registrant's 8-K filed October 18, 2004).

     3.6 Articles Supplementary designating the Registrant's 6% Series B Cumulative Convertible Preferred Stock, liquidation preference $25.00 per share (incorporated by reference to Exhibit 3.1 to the Registrant's 8-K filed April 10, 2006).

     3.7 Bylaws of the Registrant, as amended (incorporated by reference to Exhibit 3.3 to the Registrant's Registration Statement on Form S-11 (Registration No. 333-32913) filed with the Securities and Exchange Commission on August 5, 1997).

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

                                        ANNALY CAPITAL  MANAGEMENT, INC.

Dated:   August 8, 2006                 By: /s/ Michael A.J. Farrell
                                            ------------------------
                                            Michael A.J. Farrell
                                            (Chairman of the Board, Chief
                                            Executive Officer, President and
                                            authorized officer of registrant)

Dated:   August 8, 2006                 By: /s/ Kathryn F. Fagan
                                            --------------------
                                            Kathryn F. Fagan
                                            (Chief Financial Officer and
                                            Treasurer and principal financial
                                            and chief accounting officer)