Form 10-Q
period 2006-09-30
ANNALY CAPITAL MANAGEMENT INC
filed 2006-11-08
CIK 1043219

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2006

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date:

      Class                                      Outstanding at November 8, 2006
    Common Stock, $.01 par value                           204,845,591

                ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                TABLE OF CONTENTS

Part I.     FINANCIAL INFORMATION

   Item 1.  Financial Statements:

   Consolidated Statements of Financial Condition-September 30, 2006
    (Unaudited) and December 31, 2005                                        1
   (Derived from the audited consolidated financial statement at December 31, 2005)

   Consolidated Statements of Operations and Comprehensive Income
    (Unaudited) for the quarters and nine months ended September 30,
    2006 and 2005                                                            2

   Consolidated Statement of Stockholders' Equity (Unaudited) for the
    nine months ended September 30, 2006                                     3

   Consolidated  Statements  of Cash  Flows  (Unaudited)  for the
    quarters  and nine  months  ended September 30, 2006 and 2005            4

    Notes to Consolidated Financial Statements (Unaudited)                   5

    Item 2.  Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                              18

    Item 3.  Quantitative and Qualitative Disclosures about Market Risk     35

    Item 4.  Controls and Procedures                                        36


Part II.    OTHER INFORMATION
                                                                            37
   Item 1.  Legal Proceedings
                                                                            37
   Item 1A. Risk Factors

    Item 6.  Exhibits                                                       37

    SIGNATURES                                                              39

PART I.
ITEM 1.      FINANCIAL STATEMENTS


                ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                  (dollars in thousands, except for share data)


                                           September 30, 2006    DECEMBER 31,
                                              (UNAUDITED)           2005(1)
                                           -------------------------------------

                  ASSETS

Cash and cash equivalents                            $66,844             $4,808
Mortgage-Backed Securities, at fair value         28,348,027         15,929,864
Trading securities, at fair value                     23,409                  -
Receivable for Mortgage-Backed Securities
 sold                                                  5,325             13,449
Accrued interest receivable                          130,348             71,340
Receivable for advisory and service fees               3,124              3,497
Intangible for customer relationships                 11,662             15,183
Goodwill                                              22,966             23,122
Other assets                                           2,679              2,159
                                           -------------------------------------
     Total assets                                $28,614,384        $16,063,422
                                           =====================================

   LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Repurchase agreements                          $24,901,420        $13,576,301
  Payable for Mortgage-Backed Securities
   purchased                                         942,871            933,051
  Trading securities sold, net yet
   purchased, at fair value                           29,740                  -
  Accrued interest payable                            66,547             27,994
  Dividends payable                                   30,403             12,368
  Other liabilities                                        -                305
  Accounts payable and accrued liabilities            13,367              8,837
  Interest rate swaps, at fair value                  30,333                543
                                           -------------------------------------
     Total liabilities                            26,014,681         14,559,399
                                           -------------------------------------

Minority interest in equity of consolidated
 affiliate                                             5,028                  -
                                           -------------------------------------

6.00% Series B Cumulative Convertible
 Preferred Stock; 4,600,000 and 0 shares
 authorized, issued and outstanding,
 respectively                                        111,466                  -
                                           -------------------------------------

Stockholders' Equity:
7.875% Series A Cumulative Redeemable
 Preferred Stock: 7,637,500 authorized,
 7,412,500 shares issued and outstanding             177,088            177,088
Common stock: par value $.01 per share;
 500,000,000 authorized; 204,845,591 and
 123,684,931 outstanding, respectively                 2,048              1,237
Additional paid-in capital                         2,607,995          1,679,452
Accumulated other comprehensive loss                (119,973)          (207,117)
Accumulated deficit                                 (183,949)          (146,637)
                                           -------------------------------------
Total stockholders' equity                         2,483,209          1,504,023
                                           -------------------------------------

Total liabilities, minority interest,
 series B cumulative redeemable preferred
 stock and stockholders' equity                  $28,614,384        $16,063,422
                                           =====================================

(1) Derived from the audited consolidated financial statements at December 31, 2005.

    See notes to consolidated financial statements

PART I.
ITEM 1.      FINANCIAL STATEMENTS

                ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)
                (dollars in thousands, except per share amounts)

                                  For the          For the       For the nine     For the nine
                               Quarter Ended    Quarter Ended    Months Ended     Months Ended
                               September 30,    September 30,    September 30,    September 30,
                                     2006            2005             2006             2005
                               -----------------------------------------------------------------
Interest income                      $339,737        $177,474         $814,790         $525,358

Interest expense                      295,726         155,043          705,711          402,794
                               -----------------------------------------------------------------

Net interest income                    44,011          22,431          109,079          122,564
                               -----------------------------------------------------------------
Other income
Investment advisory and service
 fees                                   4,978          10,945           17,185           26,923
(Loss) gain on sale of
 Mortgage-Backed Securities              (446)             32           (8,691)          12,047
Gain on termination of interest
 rate swaps                             8,414               -            8,414                -
Income from trading securities            432               -              432                -
                               -----------------------------------------------------------------

     Total other income                13,378          10,977           17,340           38,970
                               -----------------------------------------------------------------

Expenses
  Distribution fees                       724           2,414            2,649            6,151
  General and administrative
   expenses                            11,542           6,455           27,704           19,919
                               -----------------------------------------------------------------

     Total expenses                    12,266           8,869           30,353           26,070
                               -----------------------------------------------------------------

Impairment of intangible for
 customer relationships                     -                            2,493
                               -----------------------------------------------------------------

Loss on other-than-temporarily
 impaired securities                        -                           46,844
                               -----------------------------------------------------------------

Income before income taxes             45,123          24,539           46,729          135,464

Income taxes                            2,273           3,353            6,250            7,952
                               -----------------------------------------------------------------

Net income                             42,850          21,186           40,479          127,512

Dividends on preferred stock            5,373           3,648           14,184           10,945
                               -----------------------------------------------------------------
Net income available to common
 shareholders                         $37,477         $17,538          $26,295         $116,567
                               =================================================================

Net income per share available
 to common shareholders:
  Basic                                 $0.21           $0.14            $0.17            $0.95
                               =================================================================
  Diluted                               $0.20           $0.14            $0.16            $0.95
                               =================================================================

Weighted average number of
 common shares outstanding:
  Basic                           181,767,106     123,169,910      155,054,308      122,067,300
                               =================================================================
  Diluted                         189,952,159     123,330,645      160,211,191      122,265,351
                               =================================================================

Net income                            $42,850         $21,186          $40,479         $127,512
                               -----------------------------------------------------------------

Comprehensive income (loss):
  Unrealized gain (loss) on
   available-for-sale
   securities                         400,261        (159,670)          61,399         (171,709)
  Unrealized loss on interest
   rate swaps                        (127,354)              -          (21,376)               -
  Reclassification adjustment
   for net (gains) losses
   included in net income              (7,968)            (32)          47,121          (12,047)
                               -----------------------------------------------------------------

Other comprehensive income
 (loss)                               264,939        (159,702)          87,144         (183,756)
                               -----------------------------------------------------------------

Comprehensive income (loss)          $307,789       ($138,516)        $127,623         ($56,244)
                               =================================================================
See notes to consolidated financial statements.

PART I
ITEM 1.      FINANCIAL STATEMENTS
                ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006
                  (dollars in thousands, except per share data)
                                   (UNAUDITED)

                                7.875% Series A    Common     Additional    Accumulated Other
                                   Preferred        Stock        Paid-In      Comprehensive    Accumulated     Total
                                     Stock        Par Value     Capital       Income (Loss)      Deficit
                                ---------------------------------------------------------------------------------------

BALANCE, JANUARY 1, 2006              $177,088       $1,237    $1,679,452          ($207,117)   ($146,637)  $1,504,023

  Net loss                                                                                        (10,949)
  Other comprehensive loss                                                           (42,342)
  Comprehensive loss                                                                                           (53,291)
  Stock option expense                                                293                                          293
  Exercise of stock options                                           159                                          159
  Series A preferred dividend
   declared, $0.492188 per share                                                                   (3,648)      (3,648)
  Common dividend declared,
   $0.11 per share                                                                                (13,607)     (13,607)

                                ---------------------------------------------------------------------------------------
BALANCE, MARCH 31, 2006                177,088        1,237     1,679,904           (249,459)    (174,841)  $1,433,929

  Net income                                                                                        8,578
  Other comprehensive loss                                                          (135,453)
  Comprehensive income                                                                                        (126,875)
  Proceeds from common stock
   follow-on offering                                   392       436,956                                      437,348
  Stock option expense                                                322                                          322
  Proceeds from equity shelf
   offering                                              11        14,176                                       14,187
  Series A preferred dividend
   declared and, $0.492188 per
   share                                                                                           (3,648)      (3,648)
  Series B preferred dividend
   declared, $0.32916 per share                                                                    (1,515)      (1,515)
  Common dividend declared,
   $0.13 per share                                                                                (21,322)     (21,322)
                                ---------------------------------------------------------------------------------------

BALANCE, JUNE 30, 2006                 177,088        1,640     2,131,358           (384,912)    (192,748)   1,732,426

  Net income                                                                                       42,850
  Other comprehensive income                                                         264,939
  Comprehensive income                                                                                         307,789
  Net proceeds from common stock
   follow-on offering                                   408       476,267                                      476,675
  Exercise of stock options                                            46                                           46
  Stock option expense                                                324                                          324
  Series A preferred dividend
   declared, $0.492188 per share                                                                   (3,648)      (3,648)
  Series B preferred dividend
   declared, $0.375 per share                                                                      (1,725)      (1,725)
  Common dividend declared,
   $0.14 per share                                                                                (28,678)     (28,678)
                                ---------------------------------------------------------------------------------------

BALANCE, SEPTEMBER 30, 2006           $177,088       $2,048    $2,607,995          ($119,973)   ($183,949)  $2,483,209
                                =======================================================================================

See notes to consolidated financial statements.

PART I
ITEM 1.      FINANCIAL STATEMENTS
                ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (UNAUDITED)

                                          For the Quarter  For the Quarter  For the Nine Months  For the Nine Months
                                                Ended            Ended             Ended                Ended
                                           September 30,    September 30,    September 30, 2006  September 30, 2005
                                                 2006             2005
                                          -------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                        $42,850          $21,186             $40,479           $127,512
 Adjustments to reconcile net income to
  net cash provided by operating
  activities:
   Amortization of Mortgage-Backed
    Securities premiums and discounts, net          14,941           43,722              48,677            122,452
   Amortization of intangibles                         564              194               1,090                366
   Loss (gain) on sale of Mortgage-Backed
    Securities                                         446              (32)              8,691            (12,047)
   Gain on Sale of interest rate swaps              (8,414)               -              (8,414)                 -
   Loss on other-than-temporarily impaired
    securities                                           -                -              46,843                  -
   Stock option expense                                324                -                 961                 56
   Market value adjustment on long-term
    repurchase agreement                                 -             (616)               (149)            (2,194)
   Impairment of intangible for customer
    relationships                                        -                -               2,493                  -
   (Increase) decrease in accrued interest
    receivable, net of purchased interest          (20,236)           4,032             (59,857)            (2,924)
   (Increase) Decrease in other assets              (1,133)             147                (583)               538
   (Decrease) increase in advisory and
    service fees receivable                            (10)            (245)                374             (2,220)
   Increase (decrease) in accrued interest
    payable                                         24,447            4,517              38,553             (1,550)
   Decrease in accounts payable                      6,388            2,069               4,530                506
   Loss on trading securities                           19                -                  19                  -
   Proceeds from sale of trading securities         43,448                -              43,448                  -
   Purchase of trading securities                  (36,995)               -             (36,995)                 -
   Principal payments on trading
    securities                                          51                -                  51                  -
   Accretion of discounts on trading
    securities                                          (4)               -                  (4)                 -
   Unrealized gain on trading securities              (187)               -                (187)                 -
                                          -------------------------------------------------------------------------
       Net cash provided by operating
        activities                                  66,499           74,974             130,020            230,495
                                          -------------------------------------------------------------------------
                                                                          -                                      -
Cash flows from investing activities:
  Purchase of Mortgage-Backed Securities        (5,944,272)      (2,035,744)        (18,536,593)        (6,857,934)
  Proceeds from sale of Mortgage Backed
   Securities                                      482,108           21,632           2,534,044            978,346
  Proceeds from sale of interest rate
   swaps                                             8,414                -               8,414
  Proceeds from called agency debentures                 -          130,000                   -            130,000
  Principal payments on Mortgage-Backed
   Securities                                    1,303,756        2,051,163           3,615,902          5,314,052
                                          -------------------------------------------------------------------------
      Net cash (used in) provided by
       investing activities                     (4,149,994)         167,051         (12,378,233)          (435,536)
                                          -------------------------------------------------------------------------

Cash flows from financing activities:
 Proceeds from repurchase agreements            76,940,538       65,581,331         205,009,542        185,698,813
 Principal payments on repurchase
  agreements                                   (73,295,822)     (65,794,700)       (193,684,423)      (185,368,466)
 Proceeds from exercise of stock options                46                -                 183                196
 Proceeds from dividend reinvestment                     -              114                   -                441
 Net proceeds from common stock follow-on
  offering                                         476,675                -             914,023                  -
 Net proceeds from equity shelf program                  -           17,002              14,187             40,148
 Net proceeds from Series B preferred
  stock offering                                        (5)               -             111,466                  -
 Dividends paid                                    (24,970)         (47,768)            (59,757)          (170,271)
 Proceeds from minority interest                        28                -               5,028                  -
                                          -------------------------------------------------------------------------
    Net cash provided by (used in)
     financing activities                        4,096,490         (244,010)         12,310,249            200,872
                                          -------------------------------------------------------------------------

Net increase (decrease) in cash and cash
 equivalents                                        12,995           (1,985)             62,036             (4,169)
Cash and cash equivalents, beginning of
 period                                             53,849            3,669               4,808              5,853
                                          -------------------------------------------------------------------------

Cash and cash equivalents, end of period           $66,844           $1,684             $66,844             $1,684
                                          =========================================================================

Supplemental disclosure of cash flow
 information:
 Interest paid                                    $271,279         $150,526            $667,158           $404,344
                                          =========================================================================
 Income taxes paid                                  $2,320           $2,842              $5,917             $7,775
                                          =========================================================================

Noncash investing activities:
 Net change in unrealized loss on
  available-for-sale securities and
  interest rate swaps, net of
  reclassification adjustment due to sales
  or terminations of securities                   $264,939        ($159,702)            $87,144          ($183,756)
                                          =========================================================================
Noncash financing activity:
 Dividends declared, not yet paid                  $30,403          $16,079             $30,403            $16,079
                                          =========================================================================

See notes to consolidated financial statements.

                ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (UNAUDITED)
--------------------------------------------------------------------------------
1.    ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

         Annaly Capital Management, Inc. (the "Company") was incorporated in Maryland on November 25, 1996. The Company changed its name from Annaly Mortgage Management, Inc. to Annaly Capital Management, Inc. effective August 2, 2006. The Company commenced its operations of purchasing and managing an investment portfolio of mortgage-backed securities on February 18, 1997, upon receipt of the net proceeds from the private placement of equity capital. An initial public offering was completed on October 14, 1997. The Company is a real estate investment trust (REIT) under the Internal Revenue Code of 1986, as amended. The Company acquired Fixed Income Discount Advisory Company ("FIDAC") on June 4, 2004. FIDAC is a registered investment advisor and is a taxable REIT subsidiary of the Company. On June 27, 2006, the Company made a majority equity investment in an affiliated investment fund (the "Fund"). At September 30, 2006, the Fund was invested 100% in equity investments.

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

         Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been lower than carrying value, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for recovery in fair value. Unrealized losses on Investment Securities that are considered other than temporary, as measured by the amount of decline in fair value attributable to factors other than temporary, are recognized in income and the cost basis of the Investment Securities is adjusted. The loss on other-than-temporarily impaired securities was $46.8 million for the nine months ended September 30, 2006. There were no impairment losses recognized during the quarter ended September 30, 2006 and the nine months ended September 30, 2005.

         SFAS No. 107, Disclosure About Fair Value of Financial Instruments, requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. The fair value of Mortgage-Backed Securities available-for-sale and hedging instruments is equal to their carrying value presented in the consolidated statements of financial condition. The fair value of cash and cash equivalents, accrued interest receivable, receivable for mortgage-backed securities sold, receivable for advisory and service fees, repurchase agreements, payable for mortgage-backed securities purchased, dividends payable, accounts payable, and accrued interest payable generally approximates cost as of September 30, 2006 and December 31, 2005, due to the short term nature of these financial instruments.

         Interest income is accrued based on the outstanding principal amount of the Investment Securities and their contractual terms. Premiums and discounts associated with the purchase of the Investment Securities are amortized and accreted, respectively, into interest income over the projected lives of the securities using the effective interest method. The Company's policy for estimating prepayment speeds for calculating the effective yield is to evaluate historical performance, consensus prepayment speeds, and current market conditions.

         Investment Securities transactions are recorded on the trade date. Purchases of newly issued securities are recorded when all significant uncertainties regarding the characteristics of the securities are removed, generally shortly before settlement date. Realized gain and losses on sale of Investment Securities are determined on the specific identification basis.

           Derivative Financial Instruments/Hedging Activity- The Company hedges interest rate risk through the use of derivative financial instruments, including interest rate caps and swaps ("Hedging Instruments"). Hedging Instruments may in the future include inverse floating rate securities (or inverse floaters). The Company accounts for Hedging Instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") as amended and interpreted. The Company carries all Hedging Instruments at their fair value, as assets, if their fair value is positive, or as liabilities, if their fair value is negative. As the Company's interest rate swaps are designated as "cash flow hedges," the change in their fair values is recorded in other comprehensive income or loss for hedges that qualify as effective. The ineffective amount of all Hedging Instruments, if any, is recognized in earnings each quarter. To date, the Company has not recognized any change in the value of its interest rate swaps in earnings as a result of the hedge or a portion thereof being ineffective.

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

         Realized gains and losses resulting from the termination of an interest rate swap are initially recorded in accumulated other comprehensive income or loss as a separate component of stockholders' equity. The gain or loss from a terminated interest rate swap remains in accumulated other comprehensive income or loss until the forecasted interest payments affect earnings. If it becomes probable that the forecasted interest payments will not occur, then the entire gain or loss is recognized in earnings. During the quarter ended September 30, 2006, interest rate swaps and the corresponding repurchase agreements were terminated; therefore resulting in the forecasted interest payments not occurring and the gain being reflected in earnings.

          Credit Risk - The Company has limited its exposure to credit losses on its portfolio of Mortgage-Backed Securities by only purchasing securities issued by FHLMC, FNMA, or GNMA. The payment of principal and interest on the FHLMC and FNMA Mortgage-Backed Securities are guaranteed by those respective agencies, and the payment of principal and interest on the GNMA Mortgage-Backed Securities are backed by the full faith and credit of the U.S. government. All of the Company's Investment Securities have an actual or implied "AAA" rating.

        Trading Securities and Trading Securities sold, not yet purchased

        Trading securities and trading securities sold, not yet purchased are included in the balance sheet as a result of consolidating the financial statements of an affiliated investment fund.

        Trading securities owned and trading account securities sold, not yet purchased consisted of securities at fair value as of September 30, 2006. The resulting realized and unrealized gains and losses are reflected in principal transactions in the statements of operations.

        Trading account securities sold, not yet purchased represent obligations of the investment fund to deliver the specified security at the contracted price, and thereby, create a liability to purchase the security in the market at prevailing prices.

         Repurchase Agreements - The Company finances the acquisition of its Investment Securities through the use of repurchase agreements. Repurchase agreements are treated as collateralized financing transactions and are carried at their contractual amounts, including accrued interest, as specified in the respective agreements.

         Convertible Cumulative Preferred Stock- The Company classifies its Series B Cumulative Convertible Preferred Stock on the consolidated statements of financial condition using the guidance in SEC Accounting Series Release No. 268, Presentation in Financial Statements of "Redeemable Preferred Stocks," and Emerging Issues Task Force ("EITF") Topic D-98, Classification and Measurement of Redeemable Securities. The Series B Cumulative Convertible Preferred Stock contains fundamental change provisions that allow the holder to redeem the preferred stock for cash if certain events occur. As redemption under these provisions is not solely within the Company's control, the Company has classified the Series B Cumulative Convertible Preferred Stock as temporary equity in the accompanying consolidated statement of financial condition.

         The Company has analyzed whether the embedded conversion option should be bifurcated under the guidance in SFAS133 and EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, and has determined that bifurcation is not necessary.

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

         Intangible assets - The Company's acquisition of FIDAC was accounted for using the purchase method. Under the purchase method, net assets and results of operations of acquired companies are included in the consolidated financial statements from the date of acquisition. In addition, the cost of FIDAC was allocated to the assets acquired, including identifiable intangible assets, and the liabilities assumed based on their estimated fair values at the date of acquisition. The excess of cost over the fair value of the net assets acquired was recognized as goodwill. Intangible assets are periodically reviewed for potential impairment. During the nine months ended September 30, 2006, the Company recognized $2.5 million in impairment losses on intangible assets relating to customer relationships. During the quarter ended September 30, 2006 and the nine months ended September 30, 2005, the Company did not have impairment losses.

        Recent Accounting Pronouncements - On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (Revised 2004) - Share-Based Payment ("SFAS No. 123R"). SFAS No. 123R, which replaces SFAS No. 123, requires the Company to measure and recognize in the financial statements the compensation cost relating to share-based payment transactions. The compensation cost should be reassessed based on the fair value of the equity instruments issued. We adopted SFAS No. 123R effective January 1, 2006 under the modified prospective transition method. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted or modified on or after January 1, 2006 and for the unvested portion of all outstanding awards that remain outstanding at the date of adoption. The adoption of SFAS No. 123R resulted in incremental stock-based compensation expense of $324,000 and $961,000 for the quarter and nine months ended September 30, 2006, respectively.

          We elected to recognize compensation expense on a straight-line basis over the requisite service period for the entire award (that is, over the requisite service period of the last separately vesting portion of the award). We estimate fair value using the Black-Scholes valuation model. The assumptions used to value the options granted during the nine months ended September 30, 2006 are as follows: Expected volatility 26.50%, expected dividends 5.57%, expected term in years, 6.8, and risk free rate 4.7%. Assumptions used to estimate the compensation expense are determined as follows:

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

                                                 For the            For the
                                              Quarter Ended       Nine Months
                                              September 30,     September 30,
                                                   2005               2005
                                             -----------------------------------
Net income available to common shareholders,
 as reported                                         $17,538           $116,567
Deduct: Total stock-based employee
 compensation expense determined under fair
 value based method                                      (36)              (107)
                                             -----------------------------------
Pro-forma net income available to common
 shareholers                                         $17,502           $116,460
                                             ===================================

Net income per share available to common
 shareholders, as reported:
  Basic                                                $0.14              $0.95
                                             ===================================
  Diluted                                              $0.14              $0.95
                                             ===================================

Pro-forma net income per share available to
 common shareholders:
  Basic                                                $0.14              $0.95
                                             ===================================
  Diluted                                              $0.14              $0.95
                                             ===================================

          Proposed Accounting Pronouncements- The FASB has added an item to its current proposed amendment relating to the accounting treatment under SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities of transactions where assets purchased from a particular counterparty are financed via a repurchase agreement with the same counterparty. Currently, the Company records such assets and the related financing in the consolidated statement of financial condition, and the corresponding interest income and interest expense in the Company's consolidated statement of operations and comprehensive (loss) income. For assets representing available-for-sale investment securities, as in the Company's case, any change in fair value is reported through other comprehensive income under SFAS No. 115, with the exception of impairment losses, which are recorded in the consolidated statement of operations and comprehensive (loss) income as realized losses.

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

      SEC Staff Accounting Bulletin No. 108 -- In September 2006 the SEC issued Staff Accounting Bulletin (SAB) No. 108 Quantifying Financial Misstatements, which expresses the Staff's views regarding the process of quantifying financial statement misstatements. Registrants are required to quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. The techniques most commonly used in practice to accumulate and quantify misstatements are generally referred to as the "rollover" (current year income statement perspective) and "iron curtain" (year-end balance perspective) approaches. The financial statements would require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors. Management does not expect this guidance to have a material effect on our financial condition and results of operations.

      In April 2006, the FASB issued FSP FIN 46(R)-6, "Determining the Variability to be Considered When Applying FASB Interpretation No. 46(R)" ("FIN 46(R)-6"). FIN 46(R)-6 addresses the approach to determine the variability to consider when applying FIN 46(R). The variability that is considered in applying Interpretation 46(R) may affect (i) the determination as to whether an entity is a variable interest entity ("VIE"), (ii) the determination of which interests are variable in the entity, (iii) if necessary, the calculation of expected losses and residual returns on the entity, and (iv) the determination of which party is the primary beneficiary of the VIE. Thus, determining the variability to be considered is necessary to apply the provisions of Interpretation 46(R). FIN 46(R)-6 is required to be prospectively applied to entities in which the Company first become involved after July 1, 2006 and would be applied to all existing entities with which the Company is involved if and when a "reconsideration event" (as described in FIN 46) occurs. Management does not expect that FIN 46(R)-6 will have a material impact on the consolidated financial statements.

      In February 2006, the FASB issued FAS No. 155, "Accounting for Certain Hybrid Instruments" ("FAS 155"), an amendment to FAS 133 and FAS 140. Among other things, FAS 155: (i) permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of FAS 133; (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation;
(iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (v) amends FAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. FAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year beginning after September 15, 2006.

      On September 25, 2006, the FASB met and determined to propose a scope exception under FAS 155 for securitized interests that only contain an embedded derivative that is tied to the prepayment risk of the underlying pre-payable financial assets, and for which the investor does not control the right to accelerate the settlement. If a securitized interest contains any other embedded derivative (for example, an inverse floater), then it would be subject to the bifurcation tests in FAS 133, as would securities purchased at a significant premium. The FASB plans to: (i) expose the proposed guidance for a 30-day comment period in the form of a FAS 133 Derivatives Implementation Issue in early November; (ii) re-deliberate the issue in December 2006 following the completion of the 30-day comment period; and (iii) issue their final position in early 2007.

      The Company does not expect that the January 1, 2007 anticipated adoption of FAS 155 will have a material impact on the Company's consolidated financial position or results of operations. However, to the extent that certain of the Company's future investments in securitized financial assets do not meet the scope exception ultimately adopted by the FASB, the Company's future results of operations may exhibit volatility as certain of its future investments may be marked to market value in their entirety through the income statement. Under the current accounting rules, changes in the market value of the Company's investment securities are made through other comprehensive income, a component of stockholders' equity.

      In July 2006, the FASB issued FASB Interpretation ("FIN") No. 48, Accounting for Uncertainty in Income taxes and Related Implementation Issues. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company's financial statements in accordance with AFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a threshold and measurement attribute for recognition in the financial statements of an asset or liability resulting from a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective as of the beginning of fiscal years that begin after December 15, 2006. The Company is currently evaluating the effects of implementing this new standard.

      In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of its financial instruments according to a fair value hierarchy (i.e., levels 1, 2, and 3, as defined). Additionally, companies are required to provide enhanced disclosure regarding instruments in the level 3 category (which require significant management judgment), including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and all interim periods within those fiscal years. The Company is currently evaluating the impact adoption may have on the consolidated financial statements.

2. MORTGAGE-BACKED SECURITIES

         The following table presents the Company's Mortgage-Backed Securities classified as available-for-sale as of September 30, 2006 and December 31, 2005, which are carried at their fair value:


                                                                                      Government             Total
                                         Federal Home Loan     Federal National    National Mortgage    Mortgage-Backed
                                        Mortgage Corporation Mortgage Association     Association         Securities
September 30, 2006                      ------------------- --------------------- -------------------- ------------------
                                                                     (dollars in thousands)
Mortgage-Backed Securities, gross              $10,336,368           $17,679,224             $282,358        $28,297,950
Unamortized discount                               (19,189)              (59,573)                 (52)           (78,814)
Unamortized premium                                 84,081               130,781                3,669            218,531
                                        ------------------- --------------------- -------------------- ------------------

Amortized cost                                  10,401,260            17,750,432              285,975         28,437,667

Gross unrealized gains                              33,764                66,163                  302            100,229
Gross unrealized losses                            (76,218)             (109,968)              (3,683)          (189,869)
                                        ------------------- --------------------- -------------------- ------------------

Estimated fair value                           $10,358,806           $17,706,627             $282,594        $28,348,027
                                        =================== ===================== ==================== ==================

                                                               Gross Unrealized      Gross Unrealized     Estimated Fair
                                           Amortized Cost           Gains                    Losses               Value
                                        ------------------- --------------------- -------------------- ------------------
                                                                     (dollars in thousands)
Adjustable rate                                 $8,400,036                $9,249            ($76,204)         $8,333,081
Fixed rate                                      20,037,631                90,980            (113,665)        $20,014,946
                                        ------------------- --------------------- -------------------- ------------------

Total                                          $28,437,667              $100,229           ($189,869)        $28,348,027
                                        =================== ===================== ==================== ==================
                                                                                      Government             Total
                                         Federal Home Loan     Federal National    National Mortgage    Mortgage-Backed
                                        Mortgage Corporation Mortgage Association     Association         Securities
December 31, 2005                       ------------------- --------------------- -------------------- ------------------
                                                                     (dollars in thousands)
Mortgage-Backed Securities, gross               $5,689,898            $9,881,672            $344,231         $15,915,801
Unamortized discount                                (4,043)              (17,345)                (62)            (21,450)
Unamortized premium                                 92,228               144,726               5,133             242,087
                                        ------------------- --------------------- ------------------- -------------------
Amortized cost                                   5,778,083            10,009,053             349,302          16,136,438

Gross unrealized gains                               3,174                 1,853                   -               5,027
Gross unrealized losses                            (80,733)             (124,330)             (6,538)           (211,601)
                                        ------------------- --------------------- ------------------- -------------------

Estimated fair value                            $5,700,524            $9,886,576            $342,764         $15,929,864
                                        =================== ===================== =================== ===================


                                                               Gross Unrealized      Gross Unrealized     Estimated Fair
                                           Amortized Cost           Gains                    Losses               Value
                                        ------------------- --------------------- -------------------- ------------------
                                                                     (dollars in thousands)
Adjustable rate                                 $9,844,261                $3,973           ($120,480)         $9,727,754

Fixed rate                                       6,292,177                 1,054             (91,121)          6,202,110
                                        ------------------- --------------------- ------------------- -------------------

Total                                          $16,136,438                $5,027           ($211,601)        $15,929,864
                                        =================== ===================== =================== ===================

        Actual maturities of Mortgage-Backed Securities are generally shorter than stated contractual maturities. Actual maturities of the Company's Mortgage-Backed Securities are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal. The following table summarizes the Company's Mortgage-Backed Securities on September 30, 2006 and December 31, 2005 according to their estimated weighted-average life classifications:

                                                September 30, 2006                      December 31, 2005
                                       ------------------------------------- -----------------------------------------
                                         Fair Value       Amortized Cost         Fair Value         Amortized Cost
                                                                   (dollars in thousands)
                                       -------------------------------------------------------------------------------
Less than one year                            $230,188             $232,146           $ 508,851             $ 514,560
Greater than one year and less than
five years                                  12,194,077           12,306,297          12,648,106            12,824,736
Greater than or equal to five years         15,923,762           15,899,224           2,772,907             2,797,142
                                       ---------------- -------------------- ------------------- ---------------------
Total                                      $28,348,027          $28,437,667         $15,929,864           $16,136,438
                                       ================ ==================== =================== =====================

        The weighted-average lives of the Mortgage-Backed Securities at September 30, 2006 and December 31, 2005 in the table above are based upon data provided through subscription-based financial information services, assuming constant principal prepayment rates to the reset date of each security. The prepayment model considers current yield, forward yield, steepness of the yield curve, current mortgage rates, mortgage rates of the outstanding loans, loan age, margin and volatility.

        Mortgage-Backed Securities with a carrying value of $7.6 billion were in a continuous unrealized loss position over 12 months at September 30, 2006 in the amount of $156.8 million. Mortgage-Backed Securities with a carrying value of $5.5 billion were in a continuous unrealized loss position for less than 12 months at September 30, 2006 in the amount of $33.1 million. Mortgage-Backed Securities with a carrying value of $4.6 billion were in a continuous unrealized loss position over 12 months at December 31, 2005 in the amount of $111.1 million. Mortgage-Backed Securities with a carrying value of $8.4 billion were in a continuous unrealized loss position for less than 12 months at December 31, 2005 in the amount of $100.5 million. The decline in value of these securities is solely due to increases in interest rates. All of the Mortgage-Backed Securities are "AAA" rated or carry an implied "AAA" rating. Also, the Company is guaranteed payment on the par value of the securities.

        With the continued increase in the Federal Funds rate during the fourth quarter of 2005 and first and second quarters of 2006, management determined that it did not intend to hold certain of its securities until maturity and would reposition a portion of its assets. The Company recorded an impairment charge of $20.1 million, $26.7 million and $83.1 million for these securities during the second quarter of 2006, first quarter of 2006 and fourth quarter of 2005 respectively. The remaining investments are not considered other-than-temporarily impaired since the Company currently has the ability and intent to hold the investments for a period of time or to maturity, if necessary, sufficient for a forecasted market price recovery up to or beyond the cost of the investments.

         The adjustable rate Mortgage-Backed Securities are limited by periodic caps (generally interest rate adjustments are limited to no more than 1% every nine months) and lifetime caps. The weighted average lifetime cap was 9.7% at September 30, 2006 and 10.3% December 31, 2005.

         During the quarter and nine months ended September 30, 2006, the Company realized $446,000 and $8.7 million in net loss from sales of Mortgage-Backed Securities, respectively. In addition the Company had an $8.4 million gain on the termination of interest rate swaps with a notional value of $895 million. During the quarter and nine months ended September 30, 2005 the Company realized $32,000 and $12.0 million in net gains from sales of Mortgage-Backed Securities, respectively.

3.    REPURCHASE AGREEMENTS

         The Company had outstanding $24.9 billion and $13.6 billion of repurchase agreements with weighted average borrowing rates of 5.12% and 4.16%, including the impact of the interest rate swaps, and weighted average remaining maturities of 35 days and 79 days as of September 30, 2006 and December 31, 2005, respectively. Mortgage-Backed Securities pledged as collateral under these repurchase agreements had an estimated fair value of $26.2 billion and $14.3 billion at September 30, 2006 and December 31, 2005, respectively.

        At September 30, 2006 and December 31, 2005, the repurchase agreements had the following remaining maturities:

                                                   September 30, 2006             December 31, 2005
                                                                (dollars in thousands)
                                            -------------------------------------------------------------
Within 30 days                                                 $19,917,334                   $10,575,945
30 to 59 days                                                    2,934,086                     1,250,356
60 to 89 days                                                      250,000                             -
90 to 119 days                                                     300,000                             -
Over 120 days                                                    1,500,000                     1,750,000
                                            -------------------------------------------------------------
Total                                                          $24,901,420                   $13,576,301
                                            =============================================================

      The Company did not have an amount at risk greater than 10% of the equity of the Company with any counterparties as of September 30, 2006.

     The Company has entered into two structured repurchase agreements, which provide the buyer with the right to extend their maturity dates. The repurchase agreements totaled $400 million and the market value of the option to extend is $2.5 million.

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

 The table below presents information about the Company's swaps outstanding at September 30, 2006.

  Notional Amount         Weighted          Weighted         Estimated Fair
    (dollars in          Average Pay        Average      Value/Carrying Value
     thousands)             Rate          Receive Rate (dollars in thousands)
--------------------- ----------------- -------------- -----------------------
          $9,183,000             5.19%          5.33%               ($30,333)

           During the quarter ended September 30, 2006, the Company recorded an $8.4 million gain on the termination of interest rate swaps with a notional value of $895 million.

5.       PREFERRED STOCK AND COMMON STOCK

         On August 16, 2006, the Company entered into an underwriting agreement pursuant to which it sold 40,825,000 shares of its common stock for net proceeds before expenses of approximately $476.7 million. This transaction settled on August 22, 2006.

         On April 6, 2006, the Company entered into an underwriting agreement pursuant to which it sold 39,215,000 shares of its common stock for net proceeds before expenses of approximately $437.7 million. On April 6, 2006, the Company entered into a second underwriting agreement pursuant to which if sold 4,600,000 shares of its 6% Series B Cumulative Convertible Preferred Stock for net proceeds before expenses of approximately $111.5 million. Both of these transactions settled on April 12, 2006.

         On August 3, 2006, the Company entered into an ATM Equity Offering(sm) Sales Agreement with Merrill Lynch & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch), relating to the sale of shares of its common stock from time to time through Merrill Lynch. Sales of the shares, if any, will be made by means of ordinary brokers' transaction on the New York Stock Exchange. During the quarter ended September 30, 2006, no shares of the Company's common stock were issued pursuant to this program.

         On August 3, 2006, the Company entered into an ATM Equity Sales Agreement with UBS Securities LLC ("UBS Securities"), relating to the sale of shares of its common stock from time to time through UBS Securities. Sales of the shares, if any, will be made by means of ordinary brokers' transaction on the New York Stock Exchange. During the quarter ended September 30, 2006, no shares of the Company's common stock were issued pursuant to this program.

         No shares of the Company's common stock were issued through the Company's previously existing equity shelf program during the quarter ended September 30, 2006.

         During the quarter ended September 30, 2006, the Company declared dividends to common shareholders totaling $28.7 million or $0.14 per share, which were paid on October 27, 2006. During the quarter ended September 30, 2006, the Company declared dividends to Series A Preferred shareholders totaling $3.6 million or $0.492188 per share, and Series B shareholders totaling $1.7 million or $0.375 per share which were paid on October 2, 2006.


6.  NET INCOME PER COMMON SHARE

         The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS for the quarters ended September 30, 2006 and 2005.

                                               For the Quarters Ended              For the Nine Months Ended
                                          September 30,      September 30,     September 30,      September 30,
                                               2006              2005               2006              2005
                                                            (dollars and shares in thousands)
                                         -------------------------------------------------------------------------

Net income                                        $42,850            $21,186           $40,479           $127,512
Less: Series A and Series B
  Preferred stock dividend                          5,373              3,648            14,184             10,945
                                         -------------------------------------------------------------------------
Net income available to common
  shareholders                                    $37,477            $17,538           $26,295           $116,567
                                         -------------------------------------------------------------------------

Weighted average shares of common
  stock outstanding                               181,767            123,170           155,054            122,067
Add: Effect of dilutive stock options                   -                161                 -                198
                                         -------------------------------------------------------------------------
                                                  181,767            123,331           155,054            122,265
Effect of converted Series B
  preferred stock                                   8,185                  -             5,157                  -
                                         -------------------------------------------------------------------------
Weighted average shares of                                                             160,211
  common stock outstanding-diluted                189,952            123,331                              122,265

Basic Earnings per share                            $0.21              $0.14             $0.17              $0.95
                                         =========================================================================

Diluted Earnings per share                          $0.20              $0.14             $0.16              $0.95
                                         =========================================================================

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




        The following table sets forth activity relating to the Company's stock options awards:

                                                              For the Nine Months Ended September 30,
                                                                2006                              2005
                                                --------------------------------------------------------------------
                                                  Number of    Weighted Average     Number of     Weighted Average
                                                   Shares       Exercise Price        Shares       Exercise Price
--------------------------------------------------------------------------------------------------------------------
Options outstanding at the beginning of period      2,333,593             $16.10       1,645,721             $15.66
Granted                                               737,250              11.72           6,250              18.26
Exercised                                             (22,160)              8.25         (16,128)             12.21
Forfeited                                             (60,000)             15.39               -                  -
Expired                                                (3,688)             13.69         (33,750)             17.87
                                                --------------------------------------------------------------------
Options outstanding at the end of period            2,984,995             $15.10       1,602,093             $15.66
                                                ====================================================================
Options exercisable at the end of period            1,298,496             $15.28       1,602,093             $15.66
                                                ====================================================================

        The weighted average remaining contractual term was approximately 7.6 years for stock options outstanding and approximately 6.2 years for stock options exercisable as of September 30, 2006. The amount of cash received from the exercise of stock options was $47,000 and $206,000 for the quarter and nine months ended September 30, 2006. As of September 30, 2006, there was approximately $3.2 million of total unrecognized compensation cost related to nonvested share-based compensation awards. That cost is expected to be recognized over a weighted average period of 3.5 years. As of September 30, 2006 the aggregate intrinsic value of options outstanding was approximately $2.6 million and the aggregate intrinsic value of options currently exercisable was $1.6 million.

        The following table summarizes information about stock options outstanding at September 30, 2006:

                                                             Weighted                                     Weighted
                                             Weighted        Average                                       Average
Range of Exercise Prices                      Average       Remaining                      Weighted       Remaining
                                             Exercise      Contractual                      Average      Contractual
                               Total         Price on      Life (Years)       Total        Exercise     Life (Years)
                              Options          Total         on Total        Options       Price on          on
                            Outstanding     Outstanding    Outstanding     Exercisable    Exercisable    Exercisable
----------------------------------------------------------------------------------------------------------------------
 $7.94-$19.99                   2,974,995         $15.08       7.59           1,288,496         $15.24           6.22
$20.00-$29.99                      10,000          20.53       1.24              10,000          20.53           1.24
                           -------------------------------------------------------------------------------------------
                                2,984,995         $15.10       7.57           1,298,496         $15.28           6.18
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

         During the quarter and nine months ended September 30, 2006, the Company recorded $517,000 and $2.9 million of income tax expense for income attributable to FIDAC, its taxable REIT subsidiary, and the portion of earnings retained based on Code Section 162(m) limitations, respectively. During the quarter and nine months ended September 30, 2006, the Company recorded $1.8 million and $3.3 million of income tax expense attributable to Annaly for a portion of earnings retained based on Section 162(m) limitations, respectively.


         During the quarter and nine months ended September 30, 2005, the Company recorded $2.9 million and $438,000 of income tax expense for income attributable to FIDAC, its taxable REIT subsidiary, and the portion of earnings retained based on Code Section 162(m) limitations, respectively. During the quarter and nine months ended September 30, 2005, the Company recorded $438,000 and $1.5 million of income tax expense attributable to Annaly for a portion of earnings retained based on Section 162(m) limitations.

9.       LEASE COMMITMENTS

                  The Company has a noncancelable lease for office space, which commenced in May 2002 and expires in December 2009. The Company's aggregate future minimum lease payments are as follows:

                                                                                           Total per Year
                                                                                       (dollars in thousands)
                                                                                       ------------------------
                  2006 (remainder)                                                                       $ 132
                  2007                                                                                     532
                  2008                                                                                     532
                  2009                                                                                     532
                                                                                       ------------------------
                  Total remaining lease payments                                                        $1,728
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

         The Company seeks to manage the extent to which net income changes as a function of changes in interest rates by matching adjustable-rate assets with variable-rate borrowings. The Company may seek to mitigate the potential impact on net income of periodic and lifetime coupon adjustment restrictions in the portfolio of Investment Securities by entering into interest rate agreements such as interest rate caps and interest rate swaps, and investing in inverse floaters. As of September 30, 2006 and December 31, 2005, the Company entered into interest rate swaps to pay a fixed rate and receive a floating rate of interest, with total notional amounts of $9.2 billion and $479.0 million, respectively.

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

Overview

         We are a real estate investment trust (REIT) that owns and manages a portfolio of mortgage-backed securities. Our principal business objective is to generate net income for distribution to our stockholders from the spread between the interest income on our investment securities and the costs of borrowing to finance our acquisition of investment securities and from dividends we receive from FIDAC. FIDAC is our wholly-owned taxable REIT subsidiary, and is a registered investment advisor that generates advisory and service fee income. The Company also has a majority interest in an investment fund.

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

         The remainder of our assets, comprising not more than 25% of our total assets, may consist of other qualified REIT real estate assets which are unrated or rated less than high quality, but which are at least "investment grade" (rated "BBB" or better by Standard & Poor's Corporation ("S&P") or the equivalent by another nationally recognized rating agency) or, if not rated, determined by us to be of comparable credit quality to an investment which is rated "BBB" or better. In addition, we may directly or indirectly invest part of this remaining 25% of our assets in other types of securities, including without limitation, unrated debt, equity or derivative securities, to the extent consistent with our REIT qualification requirements. The derivative securities in which we invest may include securities representing the right to receive interest only or a disproportionately large amount of interest, as well as inverse floaters, which may have imbedded leverage as part of their structural characteristics.

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

         The results of our operations are affected by various factors, many of which are beyond our control. Our results of operations primarily depend on, among other things, the level of our net interest income, the market value of our assets and the supply of and demand for such assets. Our net interest income, which reflects the amortization of purchase premiums and accretion of discounts, varies primarily as a result of changes in interest rates, borrowing costs and prepayment speeds, the behavior of which involves various risks and uncertainties. Prepayment speeds, as reflected by the Constant Prepayment Rate, or CPR, and interest rates vary according to the type of investment, conditions in financial markets, competition and other factors, none of which can be predicted with any certainty. In general, as prepayment speeds on our Mortgage-Backed Securities portfolio increase, related purchase premium amortization increases, thereby reducing the net yield on such assets. The CPR on our Mortgage Backed Securities portfolio averaged 16% and 28% for the quarters ended September 30, 2006 and 2005, respectively. Since changes in interest rates may significantly affect our activities, our operating results depend, in large part, upon our ability to effectively manage interest rate risks and prepayment risks while maintaining our status as a REIT.

         During the fourth quarter of 2005, the Company sold certain assets and began purchasing assets in the current rate environment. This continued during 2006. With the federal funds interest rate continuing to rise through the first and second quarter of 2006, the Company sold lower yielding assets and replaced them with higher yielding assets. The Company took these actions because it determined that certain assets that were purchased in the much lower interest rate environment of 2003 and 2004 were unlikely to recover to their amortized cost basis and were not providing attractive returns on a cash flow basis.

         We have shortened contractual maturities on our borrowings during the third quarter of 2006, such that our weighted average contractual maturity on our repurchase agreements was 108 days at September 30, 2006, as compared to 137 days at September 30, 2005.

         The table below provides quarterly information regarding our average balances, interest income, interest expense, yield on assets, cost of funds and net interest income for the following quarterly periods presented.



                                                          Yield on
                                   Average                Average      Average
                                 Investment    Total      Interest    Balance of    Total        Average     Net
                                 Securities   Interest    Earning     Repurchase    Interest     Cost of   Interest
                                  Held (1)     Income     Assets      Agreements    Expense       Funds      Income
                                  --------     ------     ------      ----------    -------       -----      ------
                                        (ratios for the quarters have been annualized, dollars in thousands)

Quarter Ended September 30, 2006 $24,976,876    $339,737      5.44%  $23,120,247     $295,726       5.12%    $44,011
Quarter Ended June 30, 2006      $21,660,089    $280,171      5.17%  $20,060,978     $242,473       4.83%    $37,698
Quarter Ended March 31, 2006     $16,590,859    $194,882      4.70%  $15,296,893     $167,512       4.38%    $27,370
Quarter Ended December 31, 2005  $17,551,868    $179,688      4.10%  $16,547,972     $165,766       4.01%    $13,922
Quarter Ended September 30, 2005 $18,906,350    $177,474      3.75%  $17,672,690     $155,043       3.51%    $22,431
Quarter Ended June 30, 2005      $18,918,577    $171,595      3.63%  $17,658,408     $133,758       3.03%    $37,837
Quarter Ended March 31, 2005     $18,798,200    $176,289      3.75%  $17,756,241     $113,993       2.57%    $62,296
---------------------------------------------------------------------------------------------------------------------
(1) Does not reflect unrealized gains/(losses).

         The following table presents the CPR experienced on our Mortgage-Backed Securities portfolio, on an annualized basis, for the following quarterly periods:

Quarter Ended                                                  CPR
-------------                                                  ---
September 30, 2006                                             16%
June 30, 2006                                                  19%
March 31, 2006                                                 18%
December 31, 2005                                              28%
September 30, 2005                                             28%
June 30, 2005                                                  27%
March 31, 2005                                                 25%

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

          Market Valuation and Impairment of Investment Securities: All assets classified as available-for-sale are reported at fair value, based on market prices. Although we generally intend to hold most of our Investment Securities until maturity, we may, from time to time, sell any of our Investment Securities as part our overall management of our portfolio. Accordingly, we are required to classify all of our Investment Securities as available-for-sale. Our policy is to obtain market values from independent sources. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Investments with unrealized losses are not considered other-than-temporarily impaired if the Company has the ability and intent to hold the investments for a period of time, to maturity if necessary, sufficient for a forecasted market price recovery up to or beyond the cost of the investments. Unrealized losses on Investment Securities that are considered other than temporary, as measured by the amount of decline in fair value attributable to factors other than temporary, are recognized in income and the cost basis of the Investment Securities is adjusted. Losses on other-than-temporarily impaired securities totaled $46.7 million for the nine months ended September 30, 2006. There were no such adjustments for the quarter ended September 30, 2006 or for the quarter and nine months ended September 30, 2005. Unrealized losses at September 30, 2006 on Investment Securities that are not deemed impaired totaled $190.0 million.

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

         Impairment of Intangibles: The Company's acquisition of FIDAC was accounted for using the purchase method. The cost of FIDAC was allocated to the assets acquired, including identifiable intangible assets, and the liabilities assumed based on their estimated fair values at the date of acquisition. The excess of cost over the fair value of the net assets acquired was recognized as goodwill. Intangible assets are periodically reviewed for potential impairment. This evaluation requires significant judgment. During 2006, we recognized impairment charges totaling $2.5 million on intangible assets relating to customer relationships.

Results of Operations: For the Quarters and Nine Months Ended September 30, 2006 and 2005

         Net Income Summary

         For the quarter ended September 30, 2006, our net income was $42.9 million, or $0.21 basic net income per average share available to common shareholders, as compared to net income of $21.2 million, or $0.14 net income per average share available to common shareholders, for the quarter ended September 30, 2005. We attribute the increase in total net income for the quarter ended September 30, 2006 from the quarter ended September 30, 2005 to the increased asset base, the increase in interest rate spread, and gains on the termination of interest rate swaps. The increase in total net income per share was primarily due to the increase in the interest rate spread from 0.24% to 0.32%. The increase in yield on investment securities to 5.44% for the quarter ended September 30, 2006 from 3.75% for the quarter ended September 30, 2005 was only partially offset by the increase in cost of funding to 5.12% for the quarter ended September 30, 2006 from 3.51% for the quarter ended September 30, 2005. For the quarter ended September 30, 2006, the net gain on sale of Mortgage-Backed Securities and termination of interest rate swaps was $7.9 million as compared to $32,000 gain on sale of Mortgage-Backed Securities for the quarter ended September 30, 2005. For the quarter ended September 30, 2006, net investment advisory and service fees totaled $4.3 million, as compared to $8.5 million for the quarter ended September 30, 2005. For the quarter ended September 30, 2006, general and administrative expenses totaled $11.5 million, as compared to $6.4 million for the quarter ended September 30, 2005. Dividends for the quarter ended September 30, 2006 were $0.14 per share of common stock, or $28.7 million in total, and $0.492188 per share of Series A preferred stock, or $3.6 million in total, and $0.375 per share of Series B preferred stock or $1.7 million in total. Dividends per share for the quarter ended September 30, 2005 were $0.13 per share of common stock, or $16.0 million in total and $0.492188 per share of Series A preferred stock, or $3.7 million in total. The Series B Cumulative preferred stock has been treated under GAAP as temporary equity. For the purpose of computing ratios relating to equity measures, the Series B Preferred Stock has been included in equity. Our return on average equity was 7.72% for the quarter ended September 30, 2006 compared to 5.20% for the quarter ended September 30, 2005.

         For the nine months ended September 30, 2006, our net income was $40.5 million, or $0.17 net income per average share related to common shareholders, as compared to net income of $127.5 million, or $0.95 basic net income per average share available to common shareholders, for the nine months ended September 30, 2005. We attribute the majority of the decrease in net income for the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005 to the decrease in net interest spread, realized and unrealized losses, and the reduction in net investment advisory fees. For the nine months ended September 30, 2006, net interest income was $109.1 million, as compared to $122.5 million for the nine months ended September 30, 2005. For the nine months ended September 30, 2006, loss on sale of Mortgage-Backed Securities and loss on other-than-temporary impaired securities, net of gain on termination of interest rate swaps, was $47.1 million, as compared to a $12.0 million gain for the quarter ended September 30, 2005. For the nine months ended September 30, 2006, net investment advisory and service fees totaled $14.5 million, as compared to $20.7 million for the nine months ended September 30, 2005. Dividends per share for the nine months ended September 30, 2006, were $0.38 per share of common stock, or $63.6 million in total and $1.476566 per share of preferred stock or $10.9 million in total and $0.704167 per share of Series B Preferred stock, or $3.2 million in total. Dividends per share for the nine months ended September 30, 2005 were $0.94 per share, or $114.8 million in total and $1.476564 per share of preferred stock or $10.9 million in total. Our return on average equity was 2.93% for the nine months ended September 30, 2006 and 10.35% for the nine months ended September 30, 2005.


                                                               Net Income Summary
                  (ratios for the quarter have been annualized, dollars in the thousands, except for per share data)
                  --------------------------------------------------------------------------------------------------

                                                 Quarter          Quarter        Nine Months      Nine Months
                                                  Ended            Ended            Ended            Ended
                                              September 30,    September 30,    September 30,    September 30,
                                                  2006             2005              2006             2005
                                              ------------------------------------------------------------------
  Interest income                                   $339,737         $177,474         $814,790         $525,358
  Interest expense                                   295,726          155,043          705,711          402,794
                                              ------------------------------------------------------------------
       Net interest income                            44,011           22,431          109,079          122,564
  Investment advisory and service fees                 4,978           10,945           17,185           26,923
  (Loss) gain on sale of Mortgage-Backed
    Securities                                          (446)              32           (8,691)          12,047
  Gain on termination of interest rate swaps
                                                       8,414                -            8,414                -
  Income from equity investment                          432                -              432
  Distribution fees                                     (724)          (2,414)          (2,649)          (6,151)
  General and administrative expenses                (11,542)          (6,455)         (27,704)         (19,919)
  Impairment of intangible for customer
     relationships                                         -                -           (2,493)               -
  Loss on other-than-temporarily
    impaired securities                                    -                -          (46,844)               -
                                              ------------------------------------------------------------------
  Income before income taxes                          45,123           24,539           46,729          135,464
  Income taxes                                         2,273            3,353            6,250            7.952
                                              ------------------------------------------------------------------
       Net income                                     42,850           21,186           40,479          127,512
  Dividends on  preferred stock                        5,373            3,648           14,184           10,945
                                              ------------------------------------------------------------------
    Net income available to common
        shareholders                                 $37,477          $17,538          $26,295         $116,567
                                              ==================================================================

  Weighted average number of basic
     common shares outstanding                   181,767,106      123,169,910      155,054,308      122,067,300
  Weighted average number of diluted
     common shares outstanding                   189,952,159      123,330,645      160,211,191      122,265,351
  Basic net income per share available to
    common shareholders                                $0.21            $0.14            $0.17            $0.95
  Diluted net income per share available
    to common shareholders                             $0.20            $0.14            $0.16            $0.95

  Average total assets                           $26,199,087      $19,389,755      $21,226,016      $19,389,238
  Average total equity                            $2,219,286       $1,629,724       $1,844,131       $1,642,423

  Annualized return on average assets                  0.65%            0.44%            0.25%            0.88%
  Annualized return on average equity                  7.72%            5.20%            2.93%           10.35%

        Interest Income and Average Earning Asset Yield

         We had average earning assets of $25.0 billion and $18.9 billion for the quarters ended September 30, 2006 and 2005, respectively. Our primary source of income for the quarters ended September 30, 2006 and 2005 was interest income. Our interest income was $339.7 million for the quarter ended September 30, 2006 and $177.5 million for the quarter ended September 30, 2005. The yield on average investment securities increased from 3.75% for the quarter ended September 30, 2005 to 5.44% for the quarter ended September 30, 2006. Our average earning asset balance increased by $6.1 billion and interest income increased by $162.2 million for the quarter ended September 30, 2006 as compared to the quarter ended September 30, 2005. The average coupon rate at September 30, 2006 was 5.74% as compared to 4.79% at September 30, 2005. The prepayment speeds decreased to 16% CPR for the quarter ended September 30, 2006 from 28% CPR for the quarter ended September 30, 2005. The increase in coupon rates and reduction in prepayment speeds resulted in an increase in weighted average yield.

         We had average earning assets of $21.1 billion and $18.9 billion for the nine months ended September 30, 2006 and 2005, respectively. Our interest income was $815.0 million for the nine months ended September 30, 2006 and $525.4 million for the nine months ended September 30, 2005. The yield on average investment securities increased from 3.71% for the nine months ended September 30, 2005, to 5.15% for the nine months ended September 30, 2006. Our average earning asset balance increased by $2.2 billion and interest income increased by $289.6 million for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. The average prepayment speeds decreased to 18% CPR for the nine months ended September 30, 2006 from 28% CPR for the nine months ended September 30, 2005. The increase in interest income for the nine months ended September 30, 2006, when compared to the nine months ended September 30, 2005, resulted from the increased asset base and the increase in weighted average yield.

        Interest Expense and the Cost of Funds

         We anticipate that our largest expense will be the cost of borrowed funds. We had average borrowed funds of $23.1 billion and total interest expense of $295.7 million for the quarter ended September 30, 2006. We had average borrowed funds of $17.7 billion and total interest expense of $155.0 million for the quarter ended September 30, 2005. Our average cost of funds was 5.12% for the quarter ended September 30, 2006 and 3.51% for the quarter ended September 30, 2005. The cost of funds rate increased by 161 basis points and the average borrowed funds increased by $5.4 billion for the quarter ended September 30, 2006 when compared to the quarter ended September 30, 2005. Interest expense for the quarter increased by $140.7 million due to the substantial increase in the cost of funds interest rate and the average borrowed funds balance. Our average cost of funds was 0.17% below average one-month LIBOR and 0.31% below average six-month LIBOR for the quarter ended September 30, 2006. Our average cost of funds was 0.03% below average one-month LIBOR and 0.40% below average six-month LIBOR for the quarter ended September 30, 2005.

         The table below shows our average borrowed funds and average cost of funds, including the effect of the interest rate swaps, as compared to average one-month and average six-month LIBOR for the quarters ended September 30, 2006, June 30, 2006, March 31, 2006, the year ended December 31, 2005 and the four quarters in 2005.


                                           Average Cost of Funds
                                           ---------------------
                    (ratios for the quarters have been annualized, dollars in thousands)
                    --------------------------------------------------------------------
                                                                                                           Average
                                                                                     Average     Average   Cost of
                                                                                    One-Month    Cost of   Funds
                                                                                      LIBOR       Funds    Relative
                                                                                    Relative    Relative   to
                                   Average            Average   Average  Average   to Average  to Average  Average
                                  Borrowed   Interest Cost of  One-Month Six-Month  Six-Month   One-Month  Six-Month
                                    Funds    Expense    Funds    LIBOR     LIBOR      LIBOR       LIBOR      LIBOR
                                    -----    -------    -----    -----     -----      -----       -----      -----
Quarter Ended September 30, 2006 $23,120,247 $295,726   5.12%    5.29%     5.43%     (0.14%)     (0.17%)    (0.31%)
Quarter Ended June 30, 2006      $20,060,978 $242,473   4.83%    5.03%     5.27%     (0.24%)     (0.20%)    (0.44%)
Quarter Ended March 31, 2006     $15,296,893 $167,512   4.38%    4.55%     4.84%     (0.29%)     (0.17%)    (0.46%)
-------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 2005     $17,408,828 $568,560   3.27%    3.33%     3.72%     (0.39%)     (0.06%)    (0.45%)
Quarter Ended December 31, 2005  $16,547,972 $165,766   4.01%    4.10%     4.46%     (0.36%)     (0.09%)    (0.45%)
Quarter Ended September 30, 2005 $17,672,690 $155,043   3.51%    3.54%     3.91%     (0.37%)     (0.03%)    (0.40%)
Quarter Ended June 30, 2005      $17,658,408 $133,758   3.03%    3.05%     3.43%     (0.38%)     (0.02%)    (0.40%)
Quarter Ended March 31, 2005     $17,756,241 $113,993   2.57%    2.58%     3.02%     (0.44%)     (0.01%)    (0.45%)
-------------------------------------------------------------------------------------------------------------------

         Net Interest Income

         Our net interest income, which equals interest income less interest expense, totaled $44.0 million for the quarter ended September 30, 2006 and $22.4 million for the quarter ended September 30, 2005. Our net interest income increased because of the increase in average investment securities and interest rate spread. Our net interest spread, which equals the yield on our average assets for the period less the average cost of funds for the period, was 0.32% for the quarter ended September 30, 2006 as compared to 0.24% for the quarter ended September 30, 2005. This 8 basis point increase was a result of the yield increasing for the quarter ended September 30, 2006 to 5.44% from 3.75% for the quarter ended September 30, 2005. The increase in yield was only partially offset by the increase in cost of funds, which increased to 5.12% for the quarter ended September 30, 2006, as compared to 3.51% for the quarter ended September 30, 2005.

        Our net interest income totaled $109.1 million for the nine months ended September 30, 2006 and $122.6 million for the nine months ended September 30, 2005. Our net interest income decreased because of the decrease in interest rate spread. Our net interest spread, which equals the yield on our average assets for the period less the average cost of funds for the period, was 0.32% for the nine months ended September 30, 2006 as compared to 0.68% for the quarter ended September 30, 2005.

        The table below shows our interest income by average investment securities held, total interest income, yield on average interest earning assets, average repurchase agreements, interest expense, average cost of funds, net interest income, and net interest rate spread for the quarters ended September 30, 2006, June 30, 2006, March 31, 2006 the year ended December 31, 2005, and the four quarters in 2005.

                                                        Net Interest Income
                                                        -------------------
                                 (ratios for the quarters have been annualized, dollars in thousands)
                                 --------------------------------------------------------------------


                                                        Yield
                                                         on
                                 Average               Average    Average                                  Net
                               Investment   Total      Interest  Balance of            Average   Net       Interest
                               Securities   Interest   Earning   Repurchase  Interest  Cost of   Interest  Rate
                                  Held       Income    Assets   Agreements   Expense    Funds    Income    Spread
                                  ----       ------    ------   ----------   -------    -----    ------    ------
Quarter Ended September 30,
 2006                          $24,976,876  $339,737   5.44%   $23,120,247  $295,726    5.12%    $44,011    0.32%
Quarter Ended June 30, 2006    $21,660,089  $280,171   5.17%   $20,060,978  $242,473    4.83%    $37,698    0.34%
Quarter Ended March 31, 2006   $16,590,859  $194,882   4.70%   $15,296,893  $167,512    4.38%    $27,370    0.32%
--------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 2005   $18,543,749  $705,046   3.80%   $17,408,827  $568,560    3.27%   $136,486    0.53%
Quarter Ended December 31,
 2005                          $17,551,868  $179,688   4.10%   $16,547,972  $165,766    4.01%    $13,922    0.09%
Quarter Ended September 30,
 2005                          $18,906,350  $177,474   3.75%   $17,672,690  $155,043    3.51%    $22,431    0.24%
Quarter Ended June 30, 2005    $18,918,577  $171,595   3.63%   $17,658,408  $133,758    3.03%    $37,837    0.60%
Quarter Ended March 31, 2005   $18,798,200  $176,289   3.75%   $17,756,241  $113,993    2.57%    $62,296    1.18%

        Investment Advisory and Service Fees

         FIDAC is a registered investment advisor which specializes in managing fixed income securities. FIDAC recently expanded its line of business to include the management of equity securities, initially for us and an affiliated person and collaterized debt obligations. FIDAC generally receives annual net investment advisory fees of approximately 10 to 20 basis points of the gross assets it manages, assists in managing or supervises. At September 30, 2006, FIDAC had under management approximately $2.6 billion in net assets and $14.6 billion in gross assets, compared to $2.9 billion in net assets and $26.8 billion in gross assets at September 30, 2005. Investment advisory and service fees for the quarters ended September 30, 2006 and 2005 totaled $4.3 million and $8.5 million respectively, net of fees paid to third parties pursuant to distribution agreements for facilitating and promoting distribution of shares of FIDAC's clients. Gross assets under management will vary from time to time because of changes in the amount of net assets FIDAC manages as well as changes in the amount of leverage used by the various funds and accounts FIDAC manages. At September 30, 2006, net assets under management decreased by $300 million and gross assets under management decreased by $12.2 billion, when compared to September 30, 2005. Since the net advisory fees are based on assets under management, the decline in fees is a result of redemptions, reductions in the market value of the assets, and lower leverage in the funds.

         Gains and Losses on Sales of Mortgage-Backed Securities

         For the quarter ended September 30, 2006, we sold Mortgage-Backed Securities with a carrying value of $483.5 million for an aggregate loss of $446,000 and terminated interest rates swap agreements with a notional amount of $895 million for a gain of $8.4 million. For the quarter ended September 30, 2005, we sold Mortgage-Backed Securities with an aggregate historical amortized cost of $151.6 million for an aggregate gain of $32,000.

         For the nine months ended September 30, 2006, we sold Mortgage-Backed Securities with an aggregate historical amortized cost of $2.5 billion for an aggregate loss of $8.7 million and terminated interest rate swap agreements with a notional amount of $895 million for a gain of $8.4 million. For the nine months ended September 30, 2005, we sold Mortgage-Backed Securities with an aggregate historical amortized cost of $1.1 billion for an aggregate gain of $12.0 million. The difference between the sale price and the carrying value of our Mortgage-Backed Securities will be a realized gain or a realized loss, and will increase or decrease income accordingly. We do not expect to sell assets on a frequent basis, but may from time to time sell existing assets to acquire new assets, which our management believes might have higher risk-adjusted returns as part of our asset/liability management strategy.

         Impairment of Intangible for Customer Relationships

         During the nine months ended September 30, 2006, intangibles were evaluated for possible impairment. It was determined that an impairment charge of $1.4 million was necessary based on the decline in expected future cash flows on one customer relationship. We also terminated an investment advisory agreement during the nine months ended September 30, 2006. The expected cash flows from the contract were valued as a component of the intangible for customer relationships on June 4, 2004, the date of the acquisition of FIDAC. The value of $1.1 million was deemed to be impaired . The total impairment of intangible assets relating to customer relationships is $2.5 million for the nine months ended September 30, 2006. There were no impairment charges during the quarter ended September 30, 2006 and the nine months ended September 30, 2005.

         Loss on Other-Than-Temporarily Impaired Securities

         During the third quarter of 2006, the Company reviewed each of its securities to determine if an other-than-temporary impairment charge would be necessary. It was determined that none of the securities that were in an unrealized loss position would be other-than-temporarily impaired. The Company intends to hold them for a period of time, to maturity if necessary, sufficient for a forecasted market price recovery up to or beyond the cost of the investments.

         During the first two quarters of 2006, the total loss on other-than-temporarily impaired securities totaled $46.8 million. For the nine months ended September 30, 2005, there were no charges for other-than-temporarily impaired securities.

         General and Administrative Expense

         General and administrative ("G&A") expenses were $11.5 million for the quarter ended September 30, 2006 and $6.5 million for the quarter ended September 30, 2005. G&A expenses as a percentage of average assets were 0.18% and 0.13% for the quarters ended September 30, 2006 and September 30, 2005, respectively. G&A expenses as a percentage of average equity were 2.08% and 1.58% on an annualized basis for the quarters ended September 30, 2006 and September 30, 2005 respectively. The increase in G&A expenses of $5.0 million for the quarter ended September 30, 2006 was the primary result of an increase in compensation expense from new and existing employment contracts.

         G&A expenses were $27.7 million for the nine months ended September 30, 2006 and $20.0 million for the nine months ended September 30, 2005. G&A expenses as a percentage of average assets was 0.17% and 0.14% on an annualized basis for the nine months ended September 30, 2006 and 2005, respectively. G&A expenses as a percentage of average equity were 2.0% and 1.62% on an annualized basis for the nine months ended September 30, 2006 and 2005, respectively.

          The table below shows our total G&A expenses as compared to average total assets and average equity for the quarters ended September 30, 2006, June 30, 2006, March 31, 2006, the year ended December 31, 2005, and the four quarters in 2005.

                                            G&A Expenses and Operating Expense Ratios
                                            -----------------------------------------
                                 (ratios for the quarters have been annualized, dollars in thousands)
                                 --------------------------------------------------------------------
                                                                     Total G&A              Total G&A
                                                Total G&A         Expenses/Average       Expenses/Average
                                                Expenses        Assets (annualized)    Equity (annualized)
                                                --------        -------------------    -------------------

   Quarter Ended September 30, 2006              $11,542               0.18%                  2.08%
   Quarter Ended June 30, 2006                    $8,985               0.18%                  2.19%
   Quarter Ended March 31, 2006                   $7,177               0.18%                  1.95%
   ---------------------------------------------------------------------------------------------------------
   Year Ended December 31, 2005                  $26,278               0.14%                  1.63%
   Quarter Ended December 31, 2005                $6,359               0.14%                  1.66%
   Quarter Ended September 30, 2005               $6,455               0.13%                  1.58%
   Quarter Ended June 30, 2005                    $6,800               0.14%                  1.64%
   Quarter Ended March 31, 2005                   $6,664               0.14%                  1.61%
   ----------------------------------------------------------------------------------------------------------

         Net Income and Return on Average Equity

         Our net income was $42.9 million for the quarter ended September 30, 2006 and $21.2 million for the quarter ended September 30, 2005. Our annualized return on average equity was 7.72% for the quarter ended September 30, 2006 and 5.20% for the quarter ended September 30, 2005. We attribute the increase in net income and return on average equity to the interest rate spread appreciation for the quarter, net gains on sale of Mortgage-Backed Securities and the termination of interest rate swaps, which were only partially offset by the reduction in net investment advisory fees, and an increase in general and administrative expenses. The increase in spread income for the quarter ended September 30, 2006, as compared to the quarter ended September 30, 2005, totaled $21.7 million. Net gains on sales of Mortgage-Backed Securities and the termination of interest rate swaps totaled $7.9 million for the quarter ended September 30, 2006, as compared to $32,000 for the quarter ended September 30, 2005.

         Our net income was $40.5 million for the nine months ended September 30, 2006 and our net income was $127.5 million for the nine months ended September 30, 2005. Our annualized net income on average equity was 2.93% for the nine months ended September 30, 2006 and our return was 10.35% for the nine months ended September 30, 2005. We attribute the decrease in net income for the nine months ended September 30, 2006 from the quarter and nine months ended September 30, 2005 to the decline in net interest income, realized losses, impairment charges related to certain securities and intangibles, reduction in net investment advisory fees, and an increase in general and administrative expenses. The table below shows our net interest income, net investment advisory and service fees, gain (loss) on sale of Mortgage-Backed Securities and interest rate swaps, loss on other than temporarily impaired securities, G&A expenses, income from equity investment, income taxes each as a percentage of average equity, impairment of intangibles and the return on average equity for the quarters ended September June 30, 2006, March 31, 2006, the year ended December 31, 2005, and the four quarters in 2005.


                                        Components of Return on Average Equity
                                        --------------------------------------
                                    (Ratios for the quarterly periods been annualized)

                                                        Gain/Loss
                                                        on Sale of
                                                        Mortgage
                                                        -Backed
                                              Net      Securities
                                            Investment   and
                                 Net        Advisory    Interest    Loss on
                                 Interest     and        Rate     other-than-              G&A      Income   Impairment of Return
                                 Income/    Service     Swaps/   temporarily  Income from Expenses/ Taxes/   intangible     on
                                 Average  Fees/Average  Average    impaired     equity    Average   Average  for customer Average
                                 Equity     Equity      Equity    securities  investment  Equity    Equity  relationships Equity
                                 ------     ------      ------    ----------  ----------  ------    ------  ------------ --------

For the Quarter Ended September
 30, 2006                         7.93%      0.76%        1.44%         -          0.08%  (2.08%)    (0.41%)         -      7.72%
For the Quarter Ended June 30,
 2006                             9.20%      1.08%       (0.30%)   (4.91%)            -   (2.19%)    (0.33%)    (0.46%)     2.09%
For the Quarter Ended March 31,
 2006                             7.45%      1.59%       (1.91%)   (7.28%)            -   (1.95%)    (0.57%)    (0.31%)    (2.98%)
----------------------------------------------------------------------------------------------------------------------------------
For the Year Ended December 31,
 2005                             8.45%      1.71%      (3.30%)    (5.15%)            -    1.63%      0.67%          -     (0.57%)
For the Quarter Ended December
 31, 2005                         3.64%      1.79%     (17.05%)   (21.70%)            -    1.66%      0.73%          -    (35.71%)
For the Quarter Ended September
 30, 2005                         5.50%      2.09%       0.01%          -             -     1.58%     0.82%          -      5.20%
For the Quarter Ended June 30,
 2005                             9.15%      1.82%       2.76%          -          -        1.64%     0.73%          -     11.36%
For the Quarter Ended March 31,
 2005                            15.06%      1.13%       0.14%          -          -        1.61%     0.38%          -     14.34%

Financial Condition

         Investment Securities, Available for Sale

         All of our Mortgage-Backed Securities at September 30, 2006 were adjustable-rate or fixed-rate Mortgage-Backed Securities backed by single-family mortgage loans. All of the mortgage assets underlying these Mortgage-Backed Securities were secured with a first lien position on the underlying single-family properties. All of our Mortgage-Backed Securities were FHLMC, FNMA or GNMA mortgage pass-through certificates or collateralized mortgage obligations, which carry an actual or implied "AAA" rating. We mark-to-market all of our Mortgage Backed Securities to fair value.

         We accrete discount balances as an increase in interest income over the life of Investment Securities purchased at a discount and we amortize premium balances as a decrease in interest income over the life of the Investment Securities purchased at a premium. At September 30, 2006 and December 31, 2005, we had in our statement of financial condition a total of $78.8 million and $21.5 million, respectively, of unamortized discount and a total of $218.5 million and $242.1 million, respectively, of unamortized premium.

        We received mortgage principal repayments of $1.3 billion for the quarter ended September 30, 2006 and $2.1 billion for the quarter ended September 30, 2005. The overall prepayment speed for the quarter ended September 30, 2006 decreased to 16%, as compared to 28% for the quarter ended September 30, 2005, due to the decline in refinancing activity. We received mortgage principal repayments of $3.6 billion for the nine months ended September 30, 2006 and $5.3 billion for the nine months ended September 30, 2005. The overall prepayment speed for the nine months ended September 30, 2006 decreased to 18%, as compared to 27% for the nine months ended September 30, 2005, due to the decline in refinancing activity. Given our current portfolio composition, if mortgage principal prepayment rates were to increase over the life of our Mortgage-Backed Securities, all other factors being equal, our net interest income would decrease during the life of these Mortgage-Backed Securities as we would be required to amortize our net premium balance over a shorter time period. Similarly, if mortgage principal prepayment rates were to decrease over the life of our Mortgage-Backed Securities, all other factors being equal, our net interest income would increase during the life of these Mortgage-Backed Securities, as we would amortize our net premium balance over a longer time period.

         The table below summarizes our Investment Securities, which include Mortgage-Backed Securities and agency debentures, at September 30, 2006, June 30, 2006, March 31, 2006, December 31, 2005, September 30, 2005, June 30, 2005,
and March 31, 2005.


                                      Investment Securities
                                      ---------------------
                                      (dollars in thousands)
                                      ----------------------

                                                                 Amortized                     Fair       Weighted
                        Principal                  Amortized   Cost/Principal             Value/Principal Average
                          Amount     Net Premium      Cost        Amount      Fair Value      Amount        Yield

At September 30, 2006  $28,297,950       $139,717  $28,437,667     100.49%   $28,348,027       100.18%        5.58%
At June 30, 2006       $23,822,683       $141,671  $23,964,354     100.59%   $23,474,006        98.54%        5.42%
At March 31, 2006      $16,288,848       $173,428  $16,462,276     101.06%   $16,176,348        99.31%        5.03%
--------------------------------------------------------------------------------------------------------------------
At December 31, 2005   $15,915,801       $220,637  $16,136,438     101.39%   $15,929,864       100.09%        4.68%
At September 30, 2005  $18,884,571       $375,985  $19,260,557     101.99%   $18,956,001       101.38%        3.96%
At June 30, 2005       $19,300,333       $401,356  $19,701,690     102.08%   $19,556,836       101.33%        3.78%
At March 31, 2005      $18,887,801       $416,542  $19,304,343     102.21%   $19,091,063       101.08%        3.61%
--------------------------------------------------------------------------------------------------------------------

         The tables below set forth certain characteristics of our Investment Securities. The index level for adjustable-rate Investment Securities is the weighted average rate of the various short-term interest rate indices, which determine the coupon rate of securities.

                                 Adjustable-Rate Investment Securities Characteristics
                                 -----------------------------------------------------
                                                (dollars in thousands)
                                                ----------------------
                                                                                      Principal
                                                                         Weighted     Amount at
                                 Weighted     Weighted                   Average   Period End as %
                                  Average   Average Term   Weighted        Asset       of Total
                       Principal  Coupon       to Next      Average       Yield       Investment
                        Amount      Rate     Adjustment   Lifetime Cap (annualized)   Securities
                        ------      ----     ----------   ------------ ------------   ----------
At September 30, 2006  $8,291,239    5.57%     17 months       9.64%        5.47%         29.30%
At June 30, 2006       $7,964,221    5.36%     16 months       9.75%        5.26%         33.43%
At March 31, 2006      $7,785,082    4.99%     20 months      10.27%        5.07%         47.79%
------------------------------------------------------------------------------------------------
At December 31, 2005   $9,699,133    4.76%     22 months      10.26%        4.74%         60.94%
At September 30, 2005 $12,437,763    4.56%     23 months      10.26%        3.91%         65.86%
At June 30, 2005      $12,934,382    4.43%     24 months      10.30%        3.69%         67.02%
At March 31, 2005     $13,464,087    4.29%     22 months      10.06%        3.46%         71.28%
------------------------------------------------------------------------------------------------

                                   Fixed-Rate Investment Securities Characteristics
                                   ------------------------------------------------
                                                (dollars in thousands)
                                                ----------------------
                                                                               Principal
                                                                               Amount at
                                              Weighted        Weighted       Period End as %
                                               Average         Average          of Total
                             Principal       Coupon Rate     Asset Yield      Investment
                              Amount        (annualized)    (annualized)      Securities
                              ------        ------------    ------------      ----------
At September 30, 2006       $20,006,711          5.82%           5.62%           70.70%
At June 30, 2006            $15,858,461          5.73%           5.50%           66.57%
At March 31, 2006            $8,503,766          5.43%           4.99%           52.21%
----------------------------------------------------------------------------------------
At December 31, 2005         $6,216,668          5.37%           4.60%           39.06%
At September 30, 2005        $6,446,808          5.23%           4.06%           34.14%
At June 30, 2005             $6,365,952          5.22%           3.96%           32.98%
At March 31, 2005            $5,423,714          5.31%           3.99%           28.72%
----------------------------------------------------------------------------------------

         The following tables provide information on adjustable-rate Investment Securities by index at September 30, 2006, and December 31, 2005.

                                       Adjustable-Rate Investment Securities by Index
                                       ----------------------------------------------
                                                      September 30, 2006
                                                      ------------------

                                                       National                                                  Treasury
                               Six-            11th    Financial Six-                                    Monthly  6-Month
            One-  Six-  Twelve Month  12-Month District Average   Month 1-Year   2-Year   3-Year   5-Year  Federal Auction
            Month Month  Month Auction Moving  Cost of  Mortgage  CD   Treasury Treasury Treasury Treasury Cost of Invest.
            Libor Libor  Libor Average Average  Funds     Rate    Rate   Index    Index    Index   Index    Funds   Rate
            ----- -----  ----- ------- -------  -----     ----    ----   -----    -----    -----   -----    -----   ----
Weighted
 Average
 Term to
 Next
 Adjustment 1 mo.39 mo.33 mo.   6 mo.   1 mo.    1 mo.    9 mo. 4 mo.   13 mo.   14 mo.   18 mo.  33 mo.   1 mo.   4 mo.

Weighted
 Average
 Annual
 Period Cap 6.71% 2.00% 2.00%   1.00%   0.21%    0.00%    2.00% 1.00%    1.89%    2.00%    2.03%   1.96%   0.00%   1.85%

Weighted
 Average
 Lifetime
 Cap at
 September
 30, 2006   7.32%11.02%10.49%  12.95%  10.57%   12.08%   10.90%10.96%   10.76%   11.93%  13.17 %  12.55%  13.41%   9.59%

Investment
 Principal
 Amount as
 Percentage
 of
 Investment
 Securities
 at June
 30, 2006   9.48% 2.87% 8.77%   0.00%   0.08%    0.46%    0.04% 0.01%    7.10%    0.00%    0.12%   0.03%   0.32%   0.05%

                                       Adjustable-Rate Investment Securities by Index
                                       ----------------------------------------------
                                                      December 31, 2005
                                                      -----------------

                                                              National
                                      Six-            11th    Financial Six-                                     Monthly
                   One-  Six- Twelve Month  12-Month District Average   Month 1-Year   2-Year   3-Year   5-Year  Federal
                   Month Month Month Auction Moving  Cost of  Mortgage   CD   Treasury Treasury Treasury Treasury Cost of
                   Libor Libor Libor Average Average  Funds     Rate    Rate   Index    Index    Index   Index    Funds
                   ----- ----- ----- ------- -------  -----     ----    ----   -----    -----    -----   -----    -----
Weighted Average
 Term to
Next Adjustment    1 mo.42 mo.22 mo.   2 mo.   2 mo.    1 mo.     17mo. 3 mo.   18 mo.   14 mo.   21 mo.  34 mo.   1 mo.
Weighted Average
 Annual
Period Cap         7.29% 2.00% 2.00%   1.00%   0.16%    0.00%     2.00% 1.00%    1.90%    2.00%    2.03%   1.96%   0.00%
Weighted Average
 Lifetime
Cap at December
 31, 2005          7.98%10.78%10.33%  13.03%  10.61%   12.07%    10.90%11.74%   10.54%   11.93%  13.12 %  12.51%  13.40%
Investment
 Principal Value
as Percentage of
 Investment
Securities at
December 31, 2005  6.33% 6.42%24.46%   0.01%   0.19%    0.94%     0.01% 0.03%   21.55%    0.01%    0.25%   0.06%   0.68%


         Trading securities and Trading Securities Sold, not yet purchased

         Trading securities and trading securities sold, not yet purchased are included in the balance sheet as a result of consolidating the financial statements of an affiliated investment fund. Trading securities owned and trading account securities sold, not yet purchased consisted of securities at fair values as of September 30, 2006. The resulting realized and unrealized gains and losses are reflected in principal transactions in the statements of operations. The fair value of the trading securities was $23.4 million and the trading securities sold, not yet purchased was $29.7 million at September 30, 2006. The notional value of the swaps entered into by the investment fund are not included in either the trading securities or trading securities sold. The net market value is reflected in trading securities. In the third quarter earnings release, the trading securities and trading securities sold were shown on a gross basis, which included the notional value of the swaps. The presentation of the notional value of the swaps had no effect on a net basis because the notional value was included in both the assets and liabilities of the Company on a consolidated basis.

         Borrowings

         To date, our debt has consisted entirely of borrowings collateralized by a pledge of our Investment Securities. These borrowings appear on our balance sheet as repurchase agreements. At September 30, 2006, we had established uncommitted borrowing facilities in this market with 35 lenders in amounts which we believe are in excess of our needs. All of our Investment Securities are currently accepted as collateral for these borrowings. However, we limit our borrowings, and thus our potential asset growth, in order to maintain unused borrowing capacity and thus increase the liquidity and strength of our financial condition.

         For the quarter ended September 30, 2006, the term to maturity of our borrowings ranged from one day to three years, with a weighted average original term to maturity of 108 days. For the quarter ended September 30, 2005, the term to maturity of our borrowings ranged from one day to three years, with a weighted average original term to maturity of 137 days. At September 30, 2006, the weighted average cost of funds for all of our borrowings was 5.12% and the weighted average term to next rate adjustment was 35 days. At September 30, 2005, the weighted average cost of funds for all of our borrowings was 3.69% and the weighted average term to next rate adjustment was 74 days.

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

         Borrowings under our repurchase agreements increased by $11.3 billion to $24.9 billion at September 30, 2006 from $13.6 billion at December 31, 2005. The increase in our repurchase agreements was a direct result of the increase in our equity base from common stock offerings and a Series B Preferred offering during the second and third quarters of 2006.

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

         Under our repurchase agreements, we may be required to pledge additional assets to our repurchase agreement counterparties (i.e., lenders) in the event the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral (a "margin call"), which may take the form of additional securities or cash. Similarly, if the estimated fair value of the Mortgage-Backed Securities increases due to changes in market interest rates of market factors, lenders may release collateral back to us. Specifically, margin calls result from a decline in the value of the our Mortgage-Backed Securities securing our repurchase agreements, prepayments on the mortgages securing such Mortgage-Backed Securities and to changes in the estimated fair value of such Mortgage-Backed Securities generally due to principal reduction of such Mortgage-Backed Securities from scheduled amortization and resulting from changes in market interest rates and other market factors. Through September 30, 2006, we did not have any margin calls on our repurchase agreements that we were not able to satisfy with either cash or additional pledged collateral. However, should prepayment speeds on the mortgages underlying our Mortgage-Backed Securities and/or market interest rates suddenly increase, margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.

         The following table summarizes the effect on our liquidity and cash flows from contractual obligations at September 30, 2006.

                                      Within One       One to      Three to      More than
                                         Year       Three Years   Five Years    Five Years        Total
                                    --------------------------------------------------------- --------------
                                                             (dollars in thousands)
                                                             ----------------------
Repurchase agreements                  $24,601,420      $300,000            -              -    $24,901,420
Interest expense on repurchase
agreements                                  89,519        12,727                                    102,246
Long-term operating lease
obligations                                    528         1,056          132              -          1,716
Employment contracts                        18,614         1,036                                     19,650
                                    ------------------------------------------------------------------------
Total                                  $24,710,081      $314,819            -              -    $25,025,032
                                    ========================================================================

         Stockholders' Equity

         During the quarter ended September 30, 2006 the Company declared dividends to common shareholders totaling $28.7 million or $0.14 per share, which were paid on October 27, 2006. During the quarter ended September 30, 2006, the Company declared dividends to Series A Preferred shareholders totaling $3.6 million or $0.492188 per share, and Series B Preferred shareholders totaling $1.7 million or $0.375 per share which were paid September 30, 2006.

         On August 16, 2006, the Company entered into an underwriting agreement pursuant to which it sold 40,825,000 shares of its common stock for net proceeds before expenses of approximately $476.7 million. This transaction settled on August 22, 2006.

         On April 6, 2006, the Company entered into an underwriting agreement pursuant to which it sold 39,215,000 shares of its common stock for net proceeds before expenses of approximately $437.7 million. On April 6, 2006, the Company entered into a second underwriting agreement pursuant to which it sold 4,600,000 shares of its 6% Series B Cumulative Convertible Preferred Stock for net proceeds before expenses of approximately $111.5 million. Each of these transactions settled on April 12, 2006. The 6% Series B Cumulative Preferred Stock has been treated under GAAP as temporary equity. For the purpose of computing ratios relating to equity measures, the Series B Preferred Stock has been included in equity. During the quarter ended September 30, 2005, the Company declared dividends to common shareholders totaling $16.1 million or $0.13 per share, which was paid on October 27, 2005.

         On August 3, 2006, the Company entered into an ATM Equity Offering(sm) Sales Agreement with Merrill Lynch & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch), relating to the sale of shares of its common stock from time to time through Merrill Lynch. Sales of the shares, if any, will be made by means of ordinary brokers' transaction on the New York Stock Exchange. During the quarter ended September 30, 2006, no shares of the Company's common stock were issued pursuant to this program.

         On August 3, 2006, the Company entered into an ATM Equity Sales Agreement with UBS Securities LLC ("UBS Securities"), relating to the sale of shares of its common stock from time to time through UBS Securities. Sales of the shares, if any, will be made by means of ordinary brokers' transaction on the New York Stock Exchange. During the quarter ended September 30, 2006, no shares of the Company's common stock were issued pursuant to this program.

         No shares of the Company's common stock were issued through the Company's previously existing equity shelf program during the quarter ended September 30, 2006.

         During the quarter ended September 30, 2005, the Company declared dividends to Series A preferred shareholders totaling $3.6 million or $0.492218 per share, which were paid on September 30, 2005. In addition, the Company sold 7,153 common shares through the dividend reinvestment and direct purchase program for $114,000 during the quarter ended September 30, 2005. During the quarter ended September 30, 2005, the Company raised $17.0 million in the equity shelf program by issuing 1,122,947 common shares.

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


                                                Unrealized Gains and Losses
                                                ---------------------------
                                                   (dollars in thousands)
                                                   ----------------------
                                  At              At           At              At              At
                              September 30,   June 30,     March 31,     December, 31    September 30,
                                 2006            2006         2006           2005             2005
                             ------------------------------------------------------------------------
Unrealized gain                 $100,229      $110,755      $41,470          $5,027          $6,109
Unrealized loss                 (220,202)     (495,667)    (290,929)       (212,145)       (310,664)
                             ------------------------------------------------------------------------
Net Unrealized loss            ($119,973)    ($384,912)   ($249,459)      ($206,118)      ($304,555)
                             ========================================================================

Net unrealized loss as %
of Investment Securities'
principal amount                  (0.42%)       (1.62%)      (1.53%)         (1.30%)         (1.61%)
Net unrealized loss as %
of Investment Securities'
Amortized Cost                    (0.42%)       (1.61%)      (1.52%)         (1.28%)         (1.58%)

        Unrealized changes in the estimated net market value of Investment Securities and interest rate swaps have a direct effect on our potential earnings and dividends: positive mark-to-market changes increase our equity base and allow us to increase our borrowing capacity while negative changes tend to limit borrowing capacity under our capital investment policy. A very large negative change in the net market value of our Investment Securities and interest rate swaps may impair our liquidity position, requiring us to sell assets with the likely result of realized losses upon sale. The net unrealized loss on available for sale securities was $220.2 million, or (0.42%) of the amortized cost of our Investment Securities and interest rate swaps as of September 30, 2006 and $206.6 million, or (1.28%) of the amortized cost of our Investment Securities and interest rate swaps as of December 31, 2005.

        Mortgage-Backed Securities with a carrying value of $7.6 billion were in a continuous unrealized loss position over 12 months at September 30, 2006 in the amount of $156.8 million. Mortgage-Backed Securities with a carrying value of $5.5 billion were in a continuous unrealized loss position for less than 12 months at September 30, 2006 in the amount of $33.1 million. Mortgage-Backed Securities with a carrying value of $4.6 billion were in a continuous unrealized loss position over 12 months at December 31, 2005 in the amount of $111.1 million. Mortgage-Backed Securities with a carrying value of $8.4 billion were in a continuous unrealized loss position for less than 12 months at December 31, 2005 in the amount of $100.5 million. The decline in value of these securities is solely due to increases in interest rates. All of the Mortgage-Backed Securities are "AAA" rated or carry an implied "AAA" rating. Also, the Company is guaranteed payment on the par value of the securities.

         With the continued increase in the Federal Funds rate during the fourth quarter of 2005 and first and second quarter of 2006, management determined that it did not intend to hold certain of its securities until maturity and would reposition a portion of its assets. The Company recorded an impairment charge of $20.1 million, $26.7 million and $83.1 million for these securities during the second quarter of 2006, first quarter of 2006 and fourth quarter of 2005 respectively. The remaining investments are not considered other-than-temporarily impaired since the Company currently has the ability and intent to hold the investments for a period of time or to maturity, if necessary, sufficient for a forecasted market price recovery up to or beyond the cost of the investments.

         Leverage

         Our debt-to- equity ratio at September 30, 2006 and September 30, 2005 was 9.6:1 and 10.9:1 respectively. We generally expect to maintain a ratio of debt-to-equity of between 8:1 and 12:1, although the ratio may vary from this range from time to time based upon various factors, including our management's opinion of the level of risk of our assets and liabilities, our liquidity position, our level of unused borrowing capacity and over-collateralization levels required by lenders when we pledge assets to secure borrowings.

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

         We seek to manage the extent to which our net income changes as a function of changes in interest rates by matching adjustable-rate assets with variable-rate borrowings. In addition, we may seek to mitigate the potential impact on net income of periodic and lifetime coupon adjustment restrictions in our portfolio of Investment Securities by entering into interest rate agreements such as interest rate caps and interest rate swaps, and investing in inverse floaters. At September 30, 2006, we entered into swap agreements with a total notional amount of $9.2 billion. Pursuant to these swaps, we are required to pay a weighted average pay rate of 5.19% and receive a floating rate based on one month LIBOR. At December 31, 2005, we entered into swap agreements with a total notional amount of $479.0 million. Pursuant to these swaps, we are required to pay a weighted average pay rate of 4.88% and receive a floating rate based on one month LIBOR. We may enter into similar derivative transactions by entering into interest rate collars, caps or floors, and by investing in inverse floaters.

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

         Capital Resources

         At September 30, 2006, we had no material commitments for capital expenditures.

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

         Other Matters

         We calculate that our qualified REIT assets, as defined in the Code, were almost 99% of our total assets at September 30, 2006 and December 31, 2005 as compared to the Code requirement that at least 75% of our total assets be qualified REIT assets. We also calculate that 98% and 99% of our revenue qualifies for the 75% source of income test, and 100% of our revenue qualifies for the 95% source of income test, under the REIT rules for the quarters ended September 30, 2006 and September 30, 2005 respectively. We also met all REIT requirements regarding the ownership of our common stock and the distribution of our net income. Therefore, as of September 30, 2006 and December 31, 2005 we believe that we qualified as a REIT under the Code.

         We at all times intend to conduct our business so as not to become regulated as an investment company under the Investment Company Act. If we were to become regulated as an investment company, then our use of leverage would be substantially reduced. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" (qualifying interests). Under current interpretation of the staff of the SEC, in order to qualify for this exemption, we must maintain at least 55% of our assets directly in qualifying interests and at least 80% of our assets in qualifying interests plus other real estate related assets. In addition, unless certain mortgage securitites represent all the certificates issued with respect to an underlying pool of mortgages, the Mortgage-Backed Securities may be treated as securities separate from the underlying mortgage loans and, thus, may not be considered qualifying interests for purposes of the 55% requirement. We calculate that as of September 30, 2006 and December 31, 2005 we were in compliance with this requirement.

ITEM. 3           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

         Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. The primary market risk to which we are exposed is interest rate risk, which is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest-earning assets and the interest expense incurred in connection with our interest-bearing liabilities, by affecting the spread between our interest-earning assets and interest-bearing liabilities. Changes in the level of interest rates also can affect the value of our Mortgage-Backed Securities and our ability to realize gains from the sale of these assets. We may utilize a variety of financial instruments, including interest rate swaps, caps, floors, inverse floaters and other interest rate exchange contracts, in order to limit the effects of interest rates on our operations. When we use these types of derivatives to hedge the risk of interest-earning assets or interest-bearing liabilities, we may be subject to certain risks, including the risk that losses on a hedge position will reduce the funds available for payments to holders of securities and that the losses may exceed the amount we invested in the instruments.

         Our profitability and the value of our portfolio (including interest rate swaps) may be adversely affected during any period as a result of changing interest rates. The following table quantifies the potential changes in net interest income and portfolio value should interest rates go up or down 25, 50, and 75 basis points, assuming the yield curves of the rate shocks will be parallel to each other and the current yield curve. All changes in income and value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at September 30, 2006 and various estimates regarding prepayment and all activities are made at each level of rate shock. Actual results could differ significantly from these estimates.

                                          Projected Percentage Change in      Projected Percentage Change in
        Change in Interest Rate                 Net Interest Income                  Portfolio Value
---------------------------------------------------------------------------------------------------------------
-75 Basis Points                                        22.83%                              1.76%
-50 Basis Points                                        14.41%                              1.37%
-25 Basis Points                                         6.82%                              0.88%

Base Interest Rate                                          -                                  -
+25 Basis Points                                       (6.96%)                            (0.37%)
+50 Basis Points                                      (14.04%)                            (1.14%)
+75 Basis Points                                      (21.22%)                            (2.00%)

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

         The following table sets forth the estimated maturity or repricing of our interest-earning assets and interest-bearing liabilities at September 30, 2006. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except adjustable-rate loans, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature and does not include the affect of the interest rate swaps. The interest rate sensitivity of our assets and liabilities in the table could vary substantially if based on actual prepayment experience.

                                                                          More than 1
                                         Within 3                          Year to 3     3 Years and
                                          Months         4-12 Months         Years           Over            Total
                                     -----------------------------------------------------------------------------------
                                                                   (dollars in thousands)
Rate Sensitive Assets:
  Investment Securities                   $3,305,327        $1,622,633       $3,860,281      $19,509,709    $28,297,950

Rate Sensitive Liabilities:
  Repurchase Agreements                   23,401,420         1,200,000          300,000                -     24,901,420
                                     -----------------------------------------------------------------------------------

Interest rate sensitivity gap           ($20,096,093)         $422,633       $3,560,281      $19,509,709     $3,396,530
                                     ===================================================================================

Cumulative rate sensitivity gap         ($20,096,093)     ($19,673,460)    ($16,113,179)      $3,396,530
                                     ===================================================================================

Cumulative interest rate
sensitivity gap as a percentage of
total rate-sensitive assets                     (71%)             (70%)            (57%)             12%

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

ITEM 4.  CONTROLS AND PROCEDURES

        Our management, including our Chief Executive Officer (the "CEO") and Chief Financial Officer (the "CFO"), reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act) as of the end of the period covered by this quarterly report. Based on that review and evaluation, the CEO and CFO have concluded that our current disclosure controls and procedures, as designed and implemented, (1) were effective in ensuring that information regarding the Company and its subsidiaries is made known to our management, including our CEO and CFO, by our employees, as appropriate to allow timely decisions regarding required disclosure and (2) were effective in providing reasonable assurance that information the Company must disclose in its periodic reports under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by the SEC's rules and forms. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonable likely to materially affect our internal control over financial reporting.

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

We may face risks of investing in inverse floating rate securities.

We may also invest in inverse floaters. The returns on inverse floaters are inversely related to changes in an interest rate. Generally, income on inverse floaters will decrease when interest rates increase and increase when interest rates decrease. Investments in inverse floaters may subject us to the risks of reduced or eliminated interest payments and losses of principal. In addition, certain indexed securities and inverse floaters may increase or decrease in value at a greater rate than the underlying interest rate, which effectively leverages our investment in such securities. As a result, the market value of such securities will generally be more volatile than that of fixed rate securities.


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

3.5 Articles Supplementary of the Registrant designating an additional 2,750,000 shares of the Company's 7.875% Series A Cumulative Redeemable Preferred Stock, as filed with the State Department of Assessments and Taxation of Maryland on October 15, 2004 (incorporated by reference to Exhibit 3.2 to the Registrant's 8-K filed October 4, 2004).

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

                                              ANNALY CAPITAL MANAGEMENT, INC.

Dated:    November 8, 2006                 By:/s/ Michael A.J. Farrell
                                              -------------------------
                                              Michael A.J. Farrell
                                              (Chairman of the Board, Chief
                                              Executive Officer, President and
                                              authorized officer of registrant)

Dated:    November 8, 2006                 By:/s/  Kathryn F. Fagan
                                              ---------------------
                                              Kathryn F. Fagan
                                              (Chief Financial Officer and
                                              Treasurer and principal financial
                                              and chief accounting officer)