Form 10-K
period 2006-12-31
ANNALY CAPITAL MANAGEMENT INC
filed 2007-02-28
CIK 1043219

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

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2006

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM           TO
                                                      --------     -------
                         COMMISSION FILE NUMBER: 1-13447

                         ANNALY CAPITAL MANAGEMENT, INC.
             (Exact Name of Registrant as Specified in its Charter)


                MARYLAND                                   22-3479661
(State or other jurisdiction of incorporation          (I.R.S. Employer
                of organization)                     Identification Number)

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

         None.

Indicate by check mark whether the Registrant is a well-known seasoned issuer,
as defined in Rule 405 of the Securities Act.   Yes  X  No
                                                    ---    ---

Indicate by check mark if the Registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.  Yes   No  X
                                                       ---    ---

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

   Large accelerated filer X   Accelerated filer     Non-accelerated filer
                          ---                   ---                        ---

Indicate by check mark whether the Registrant is a shell company (as
defined in Rule 12b-2 of the Act). Yes   No X .
                                      --   ---
At June 30, 2006, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $2,066,444,356.

The number of shares of the Registrant's Common Stock outstanding on February 26, 2007 was 205,350,591

                       Documents Incorporated by Reference


The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2006. Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

                         ANNALY CAPITAL MANAGEMENT, INC.
--------------------------------------------------------------------------------
                          2006 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS
                                     PART I

                                                                                                        PAGE


ITEM 1.           BUSINESS                                                                                5

ITEM 1A.          RISK FACTORS                                                                           21

ITEM 1B.          UNRESOLVED STAFF COMMENTS                                                              30

ITEM 2.           PROPERTIES                                                                             30

ITEM 3.           LEGAL PROCEEDINGS                                                                      30

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                    30

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
                  STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES                          31

ITEM 6.           SELECTED FINANCIAL DATA                                                                33

ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS                                                                  35

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                             51

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                            53

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURE                                                                   53

ITEM 9A.          CONTROLS AND PROCEDURES                                                                53

ITEM 9B.          OTHER INFORMATION                                                                      54

                                    PART III

ITEM 10.          DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE                                 54

ITEM 11.          EXECUTIVE COMPENSATION                                                                 54

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
                  RELATED STOCKHOLDER MATTERS                                                            54

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
                  INDEPENDENCE                                                                           54

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES                                                 54

                                     PART IV

ITEM 15.          EXHIBITS AND FINANCIAL STATEMENT SCHEDULES                                             55
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

SIGNATURES                                                                                             II-1

EXHIBIT INDEX                                                                                          II-2

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements contained in this annual report, and certain statements contained in our future filings with the Securities and Exchange Commission (the "SEC" or the "Commission"), in our press releases or in our other public or shareholder communications may not be based on historical facts and are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements, which are based on various assumptions (some of which are beyond our control), may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as "may," "will," "believe," "expect," "anticipate," "continue," or similar terms or variations on those terms or the negative of those terms. Actual results could differ materially from those set forth in forward-looking statements due to a variety of factors, including, but not limited to:

     o    changes in interest rates,

     o    changes in the yield curve,

     o    changes in prepayment rates,

     o the availability of mortgage-backed securities and other securities for purchase,

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

                                       (i)

                                     PART I
ITEM 1.  BUSINESS
-----------------

                                   THE COMPANY

         Background

         Annaly Capital Management, Inc. owns, manages, and finances a portfolio of investment securities, including mortgage pass-through certificates, collateralized mortgage obligations (or CMOs), agency callable debentures, and other securities representing interests in or obligations backed by pools of mortgage loans. Our principal business objective is to generate net income for distribution to our stockholders from the spread between the interest income on our investment securities and the cost of borrowings to finance our acquisition of investment securities. We are a Maryland corporation that commenced operations on February 18, 1997. We are self-advised and self-managed. We acquired Fixed Income Discount Advisory Company (or FIDAC) on June 4, 2004. FIDAC is a registered investment advisor and is our taxable REIT subsidiary. We also own a majority interest in an investment fund.

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

         As used herein, "Annaly," the "Company," "we," "our" and similar terms refer to Annaly Capital Management, Inc., unless the context indicates otherwise. We changed our name to Annaly Capital Management, Inc. from Annaly Mortgage Management, Inc. on August 2, 2006.

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

         At December 31, 2006, approximately 20% of our investment securities were adjustable-rate pass-though certificates, approximately 72% of our investment securities were fixed-rate pass-through certificates or CMOs, and approximately 8% of our investment securities were CMO floaters. Our adjustable-rate pass-through certificates are backed by adjustable-rate mortgage loans and have coupon rates which adjust over time, subject to interest rate caps and lag periods, in conjunction with changes in short-term interest rates. Our fixed-rate pass-through certificates are backed by fixed-rate mortgage loans and have coupon rates which do not adjust over time. CMO floaters are tranches of mortgage-backed securities where the interest rate adjusts in conjunction with changes in short-term interest rates. CMO floaters may be backed by fixed-rate mortgage loans or, less often, by adjustable-rate mortgage loans. In this Form 10-K, except where the context indicates otherwise, we use the term "adjustable-rate securities" or "adjustable-rate investment securities" to refer to adjustable-rate pass-through certificates, CMO floaters, and Agency debentures. At December 31, 2006, the weighted average yield on our portfolio of earning assets was 5.63% and the weighted average term to next rate adjustment on adjustable rate securities was 19 months.

         We may also invest in Federal Home Loan Bank ("FHLB"), FHLMC, and FNMA debentures. We refer to the mortgage-backed securities and agency debentures collectively as "Investment Securities." We intend to continue to invest in adjustable-rate pass-through certificates, fixed-rate mortgage-backed securities, CMO floaters, and Agency debentures. We may also invest on a limited basis in mortgage derivative securities such as interest rate swaps, and other derivative securities which include securities representing the right to receive interest only or a disproportionately large amount of interest as well as inverse floaters, which may have imbedded leverage as part of their structural characteristics. We have not and will not invest in real estate mortgage investment conduit ("REMIC") residuals and other CMO residuals

         Borrowings

         We attempt to structure our borrowings to have interest rate adjustment indices and interest rate adjustment periods that, on an aggregate basis, correspond generally to the interest rate adjustment indices and periods of our adjustable-rate investment securities. However, periodic rate adjustments on our borrowings are generally more frequent than rate adjustments on our investment securities. At December 31, 2006, the weighted average cost of funds for all of our borrowings was 5.14%, the weighted average original term to maturity was 194 days, and the weighted average term to next rate adjustment of these borrowings was 125 days.

         We generally expect to maintain a ratio of debt-to-equity of between 8:1 and 12:1, although the ratio may vary from time to time depending upon market conditions and other factors that our management deems relevant. For purposes of calculating this ratio, our equity is equal to the value of our investment portfolio on a mark-to-market basis, less the book value of our obligations under repurchase agreements and other collateralized borrowings. At December 31, 2006, our ratio of debt-to-equity was 10.4:1.

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

         Executive Officers of the Company

         The following table sets forth certain information as of February 23, 2007 concerning our executive officers:


               Name                       Age                        Position held with the Company
               ----                       ---                        ------------------------------

Michael A.J. Farrell                      55        Chairman of the Board, Chief Executive Officer and President

Wellington J. Denahan-Norris              43        Vice Chairman of the Board, Chief Investment Officer and Chief
                                                    Operating Officer

Kathryn F. Fagan                          40        Chief Financial Officer and Treasurer

R. Nicholas Singh                         48        Executive Vice President, General Counsel, Secretary and Chief
                                                    Compliance Officer

James P. Fortescue                        33        Executive Vice President and Head of Liabilities

Kristopher Konrad                         32        Executive Vice President and  Co-Head Portfolio Management

Rose-Marie Lyght                          33        Executive Vice-President and  Co-Head Portfolio Management

Jeremy Diamond                            43        Managing Director

Ronald Kazel                              39        Managing Director

         Mr. Farrell and Ms. Denahan-Norris have an average of 25 years experience in the investment banking and investment management industries where, in various capacities, they have each managed portfolios of mortgage-backed securities, arranged collateralized borrowings and utilized hedging techniques to mitigate interest rate and other risk within fixed-income portfolios. Ms. Fagan is a certified public accountant and, prior to becoming our Chief Financial Officer and Treasurer, served as Chief Financial Officer and Controller of a publicly owned savings and loan association. Mr. Singh joined Annaly in February 2005. Prior to that, he was a partner in the law firm of McKee Nelson LLP, and prior to that, a partner in Sidley Austin Brown & Wood LLP. Mr. Fortescue joined Annaly in 1997. Mr. Konrad joined Annaly in 1997. Ms. Lyght joined Annaly in April 1999. Mr. Diamond joined Annaly in March 2002. From 1990 to 2002 he was President of Grant's Financial Publishing. Mr. Kazel joined Annaly in December 2001. Prior to that he was a Senior Vice-President in Friedman Billings Ramsey's financial services investment banking group. We had 34 full-time employees at December 31, 2006.

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

                                BUSINESS STRATEGY

General

         Our principal business objective is to generate income for distribution to our stockholders, primarily from the net cash flows on our investment securities. Our net cash flows result primarily from the difference between the interest income on our investment securities and borrowing costs of our repurchase agreements and from dividends we receive from FIDAC. To achieve our business objective and generate dividend yields, our strategy is:

     |X| to purchase mortgage-backed securities, the majority of which we expect to have adjustable interest rates based on changes in short-term market interest rates;

     |X|  to acquire mortgage-backed securities that we believe:

          -    we have the necessary expertise to evaluate and manage;

          -    we can readily finance;

          - are consistent with our balance sheet guidelines and risk management objectives; and

          -    provide attractive investment returns in a range of scenarios;

     |X| to finance purchases of mortgage-backed securities with the proceeds of equity offerings and, to the extent permitted by our capital investment policy, to utilize leverage to increase potential returns to stockholders through borrowings;

     |X| to attempt to structure our borrowings to have interest rate adjustment indices and interest rate adjustment periods that, on an aggregate basis, generally correspond to the interest rate adjustment indices and interest rate adjustment periods of our adjustable-rate mortgage-backed securities;

     |X| to seek to minimize prepayment risk by structuring a diversified portfolio with a variety of prepayment characteristics and through other means; and

     |X| to issue new equity or debt and increase the size of our balance sheet when opportunities in the market for mortgage-backed securities are likely to allow growth in earnings per share.

         We believe we are able to obtain cost efficiencies through our facilities-sharing arrangement with FIDAC and by virtue of our management's experience in managing portfolios of mortgage-backed securities and arranging collateralized borrowings. We will strive to become even more cost-efficient over time by:

     |X| seeking to raise additional capital from time to time in order to increase our ability to invest in mortgage-backed securities;

     |X| striving to lower our effective borrowing costs by seeking direct funding with collateralized lenders, rather than using financial intermediaries, and investigating the possibility of using commercial paper and medium term note programs;

     |X| improving the efficiency of our balance sheet structure by investigating the issuance of uncollateralized subordinated debt, preferred stock and other forms of capital; and

     |X| utilizing information technology in our business, including improving our ability to monitor the performance of our investment securities and to lower our operating costs.

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

         Even though to date we have only acquired mortgage backed securities with an implied "AAA" rating, under our capital investment policy, we have the ability to acquire securities of lower quality. Under our policy, at least 75% of our total assets must be high quality mortgage-backed securities and short-term investments. High quality securities are securities (1) that are rated within one of the two highest rating categories by at least one of the nationally recognized rating agencies, (2) that are unrated but are guaranteed by the United States government or an agency of the United States government, or
(3) that are unrated or whose ratings have not been updated but that our management determines are of comparable quality to rated high quality mortgage-backed securities.

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

         At December 31, 2006, our mortgage-backed securities consist of pass-through certificates and collateralized mortgage obligations issued or guaranteed by FHLMC, FNMA or GNMA. We have not, and will not, invest in REMIC residuals and other CMO residuals.

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

         Mortgage Loans

         As of December 31, 2006, we have not invested directly in mortgage loans, but we may from time-to-time invest a small percentage of our assets directly in single-family, multi-family or commercial mortgage loans. We expect that the majority of these mortgage loans would be ARM pass-through certificates. The interest rate on an ARM pass-through certificate is typically tied to an index (such as LIBOR or the interest rate on Treasury bills), and is adjustable periodically at specified intervals. These mortgage loans are typically subject to lifetime interest rate caps and periodic interest rate or payment caps. The acquisition of mortgage loans generally involves credit risk. We may obtain credit enhancement to mitigate this risk; however, there can be no assurances that we will able to obtain credit enhancement or that credit enhancement would mitigate the credit risk of the underlying mortgage loans.

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

         Among the asset choices available to us, our policy is to acquire those mortgage-backed securities which we believe generate the highest returns on capital invested, after consideration of the following:

     |X|  the amount and nature of anticipated cash flows from the asset;

     |X|  our ability to pledge the asset to secure collateralized borrowings;

     |X| the increase in our capital requirement determined by our capital investment policy resulting from the purchase and financing of the asset; and

     |X|  the costs of financing, hedging and managing the asset.

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

         We do not invest in REMIC residuals or other CMO residuals.

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

         Capital and Leverage

         We expect generally to maintain a debt-to-equity ratio of between 8:1 and 12:1, although the ratio may vary from time-to-time depending upon market conditions and other factors our management deems relevant, including the composition of our balance sheet, haircut levels required by lenders, the market value of the mortgage-backed securities in our portfolio and "excess capital cushion" percentages (as described below) set by our board of directors from time to time. For purposes of calculating this ratio, our equity (or capital base) is equal to the value of our investment portfolio on a mark-to-market basis less the book value of our obligations under repurchase agreements and other collateralized borrowings. For the calculation of this ratio, equity includes the Series B Cumulative Convertible Preferred Stock, which is not included in equity under Generally Accepted Accounting Principles.

         Our goal is to strike a balance between the under-utilization of leverage, which reduces potential returns to stockholders, and the over-utilization of leverage, which could reduce our ability to meet our obligations during adverse market conditions. Our capital investment policy limits our ability to acquire additional assets during times when our debt-to-equity ratio exceeds 12:1. At December 31, 2006, our ratio of debt-to-equity was 10.4:1. Our capital base represents the approximate liquidation value of our investments and approximates the market value of assets that we can pledge or sell to meet over-collateralization requirements for our borrowings. The unpledged portion of our capital base is available for us to pledge or sell as necessary to maintain over-collateralization levels for our borrowings.

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

         The first component of our capital requirements is the current aggregate over-collateralization amount or "haircut" the lenders require us to hold as capital. The haircut for each mortgage-backed security is determined by our lenders based on the risk characteristics and liquidity of the asset. Haircut levels on individual borrowings generally range from 3% or less for certain FHLMC, FNMA or GNMA mortgage-backed securities to 20% for certain privately-issued mortgage-backed securities. At December 31, 2006, the weighted average haircut level on our securities was 3.0%. Should the market value of our pledged assets decline, we will be required to deliver additional collateral to our lenders to maintain a constant over-collateralization level on our borrowings.

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

         We expect to continue to use repurchase agreements as our principal financing device to leverage our mortgage-backed securities portfolio. We anticipate that, upon repayment of each borrowing under a repurchase agreement, we will use the collateral immediately for borrowing under a new repurchase agreement. At present, we have entered into uncommitted facilities with 30 lenders for borrowings in the form of repurchase agreements. We have not at the present time entered into any commitment agreements under which the lender would be required to enter into new repurchase agreements during a specified period of time, nor do we presently plan to have liquidity facilities with commercial banks. We may, however, enter into such commitment agreements in the future. We enter into repurchase agreements primarily with national broker-dealers, commercial banks and other lenders which typically offer this type of financing. We enter into collateralized borrowings only with financial institutions meeting credit standards approved by our board of directors, and we monitor the financial condition of these institutions on a regular basis.

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

         Our interest rate risk management program encompasses a number of procedures, including the following:

     |X| we attempt to structure our borrowings to have interest rate adjustment indices and interest rate adjustment periods that, on an aggregate basis, generally correspond to the interest rate adjustment indices and interest rate adjustment periods of our adjustable-rate mortgage-backed securities; and

     |X| we attempt to structure our borrowing agreements relating to adjustable-rate mortgage-backed securities to have a range of different maturities and interest rate adjustment periods (although substantially all will be less than one year).

         We adjust the average maturity adjustment periods of our borrowings on an ongoing basis by changing the mix of maturities and interest rate adjustment periods as borrowings come due and are renewed. Through use of these procedures, we attempt to minimize the differences between the interest rate adjustment periods of our mortgage-backed securities and related borrowings that may occur.

          We purchase from time-to-time interest rate swaps. We may enter into interest rate collars, interest rate caps or floors, and purchase interest-only mortgage-backed securities and similar instruments to attempt to mitigate the risk of the cost of our variable rate liabilities increasing at a faster rate than the earnings on our assets during a period of rising interest rates or to mitigate prepayment risk. We may hedge as much of the interest rate risk as our management determines is in our best interests, given the cost of the hedging transactions and the need to maintain our status as a REIT. This determination may result in our electing to bear a level of interest rate or prepayment risk that could otherwise be hedged when management believes, based on all relevant facts, that bearing the risk is advisable.

         We seek to build a balance sheet and undertake an interest rate risk management program which is likely to generate positive earnings and maintain an equity liquidation value sufficient to maintain operations given a variety of potentially adverse circumstances. Accordingly, our interest rate risk management program addresses both income preservation, as discussed above, and capital preservation concerns. For capital preservation, we monitor our "duration." This is the expected percentage change in market value of our assets that would be caused by a 1% change in short and long-term interest rates. To monitor weighted average duration and the related risks of fluctuations in the liquidation value of our equity, we model the impact of various economic scenarios on the market value of our mortgage-backed securities and liabilities. At December 31, 2006, we estimate that the duration of our assets was 3.26, and giving effect to the swap transactions, our weighted average duration was 1.93. We believe that our interest rate risk management program will allow us to maintain operations throughout a wide variety of potentially adverse circumstances. Nevertheless, in order to further preserve our capital base (and lower our duration) during periods when we believe a trend of rapidly rising interest rates has been established, we may decide to increase hedging activities or to sell assets. Each of these actions may lower our earnings and dividends in the short term to further our objective of maintaining attractive levels of earnings and dividends over the long term.

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

Potential Acquisitions, Strategic Alliances and Other Investments

         From time-to-time we have had discussions with other parties regarding possible transactions including acquisitions of other businesses or assets, investments in other entities, joint venture arrangements, or strategic alliances. To date, except for the acquisition of FIDAC, none of these discussions have gone beyond the preliminary stage. We have also considered from time-to-time entering into related businesses, although to date we have not entered into such businesses. In addition, during 2006 FIDAC expanded its line of business to include the management of equity securities, initially for us and an affiliated person, and the management of collateralized debt obligations.

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

At the Market Sales Programs

         We have entered into an ATM Equity Offering(sm) Sales Agreement with Merrill Lynch & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (or Merrill Lynch), relating to the sale of shares of our common stock from time to time through Merrill Lynch. We have also entered into a ATM Equity Sales Agreement with UBS Securities LLC (or UBS Securities), relating to the sale of shares of our common stock from time to time through UBS Securities. Under these agreements, sales of the shares, if any, will be made by means of ordinary brokers' transaction of the New York Stock Exchange at market prices.

Legal Proceedings

         From time-to-time, we are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial statements.

Employees

         As of December 31, 2006, we had 34 full time employees. None of our employees are subject to any collective bargaining agreements. We believe we have good relations with our employees.

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

                                   COMPETITION

        We believe that our principal competition in the acquisition and holding of the types of mortgage-backed securities we purchase are financial institutions such as banks, savings and loans, life insurance companies, institutional investors such as mutual funds and pension funds, and certain other mortgage REITs. Some of our competitors have greater financial resources and access to capital than we do. Our competitors, as well as additional competitors which may emerge in the future, may increase the competition for the acquisition of mortgage-backed securities, which in turn may result in higher prices and lower yields on assets.

ITEM 1A.   RISK FACTORS
-----------------------

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

         These indices generally reflect short-term interest rates. On December 31, 2006, approximately 28% of our investment securities were adjustable-rate securities.

         The interest rates on our borrowings similarly vary with changes in an objective index. Nevertheless, the interest rates on our borrowings generally adjust more frequently than the interest rates on our adjustable-rate investment securities. For example, on December 31, 2006, our adjustable-rate investment securities had a weighted average term to next rate adjustment of 19 months, while our borrowings had a weighted average term to next rate adjustment of 125 days. Accordingly, in a period of rising interest rates, we could experience a decrease in net income or a net loss because the interest rates on our borrowings adjust faster than the interest rates on our adjustable-rate investment securities.

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

     o Because we acquire fixed-rate securities, an increase in interest rates may adversely affect our profitability

         While the majority of our investments consist of adjustable-rate investment securities, we also invest in fixed-rate mortgage-backed securities. In a period of rising interest rates, our interest payments could increase while the interest we earn on our fixed-rate mortgage-backed securities would not change. This would adversely affect our profitability. On December 31, 2006, approximately 72% of our investment securities were fixed-rate securities.

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

         We also can acquire mortgage-backed securities that are less affected by prepayments. For example, we can acquire CMOs, a type of mortgage-backed security. CMOs divide a pool of mortgage loans into multiple tranches that allow for shifting of prepayment risks from slower-paying tranches to faster-paying tranches. This is in contrast to pass-through or pay-through mortgage-backed securities, where all investors share equally in all payments, including all prepayments. As discussed below, the Investment Company Act imposes restrictions on our purchase of CMOs. On December 31, 2006, approximately 37% of our mortgage-backed securities were CMOs and approximately 63% of our mortgage-backed securities were pass-through or pay-through securities.

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

Our hedging strategies expose us to risks

         Our policies permit us to enter into interest rate swaps, caps and floors and other derivative transactions to help us mitigate our interest rate and prepayment risks described above. We have used interest rate swaps and interest rate caps to provide a level of protection against interest rate risks, but no hedging strategy can protect us completely.

     o Out hedging strategies may not be successful in mitigating the risks associated with interest rates

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

     o    Our use of derivatives may expose us to counterparty risks

         We enter into interest rate swap and cap agreements to hedge risks associated with movements in interest rates. If a swap counterparty cannot perform under the terms of an interest rate swap, we would not receiving payments due under that agreement, we may lose any unrealized gain associated with the interest rate swap, and the hedged liability would cease to be hedged by the interest rate swap. We may also be at risk for any collateral we have pledged to secure our obligations under the interest rate swap if the counterparty become insolvent or file for bankruptcy. Similarly, if a cap counterparty fails to perform under the terms of the cap agreement, in addition to not receiving payments due under that agreement that would off-sets our interest expense, we would also incur a loss for all remaining unamortized premium paid for that agreement.

We may face risks of investing in inverse floating rate securities

         We may invest in inverse floaters. The returns on inverse floaters are inversely related to changes in an interest rate. Generally, income on inverse floaters will decrease when interest rates increase and increase when interest rates decrease. Investments in inverse floaters may subject us to the risks of reduced or eliminated interest payments and losses of principal. In addition, certain indexed securities and inverse floaters may increase or decrease in value at a greater rate than the underlying interest rate, which effectively leverages our investment in such securities. As a result, the market value of such securities will generally be more volatile than that of fixed rate securities.

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

          - the remaining 25% of our total assets, may consist of other qualified REIT real estate assets which are unrated or rated less than high quality, but which are at least "investment grade" (rated "BBB" or better by Standard & Poor's Corporation ("S&P") or the equivalent by another nationally recognized rating agency) or, if not rated, we determine them to be of comparable credit quality to an investment which is rated "BBB" or better. In addition, we may directly or indirectly invest part of this remaining 25% of our assets in other types of securities, including without limitation, unrated debt, equity or derivate securities, to the extent consistent with our REIT qualification requirements. The derivative securities in which we invest may include securities representing the right to receive interest only or a disproportionately large amount of interest, as well as inverse floaters, which may have imbedded leverage as part of their structural characteristics; and

          - we seek to have a minimum weighted average rating for our portfolio of at least "A" by S&P.

         If we acquire securities of lower credit quality, we may incur losses if there are defaults under those securities or if the rating agencies downgrade the credit quality of those securities.

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

Risks of Ownership of Our Common Stock

     o Issuances of large amounts of our stock could cause the market price of our common stock to decline

         As of February 26, 2007, 205,350,591 shares of our common stock were outstanding. If we issue a significant number of shares of common stock or securities convertible into common stock in a short period of time, there could be a dilution of the existing common stock and a decrease in the market price of the common stock.

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

         We rely on the exclusion provided by Section 3(c)(5)(C) of the Investment Company Act. Section 3(c)(5)(C) as interpreted by the staff of the SEC, requires us to invest at least 55% of our assets in "mortgages and other liens on and interest in real estate" (or Qualifying Real Estate Assets) and a least 80% of our assets in Qualifying Real Estate Assets plus real estate related assets. The assets that we acquire, therefore, are limited by the provisions of the Investment Company Act and the rules and regulations promulgated under the Investment Company Act. If the SEC determines that any of these securities are not qualifying interests in real estate or real estate related assets, adopts a contrary interpretation with respect to these securities or otherwise believes we do not satisfy the above exceptions, we could be required to restructure our activities or sell certain of our assets. We may be required at times to adopt less efficient methods of financing certain of our mortgage assets and we may be precluded from acquiring certain types of higher yielding mortgage assets. The net effect of these factors will be to lower our net interest income. If we fail to qualify for exemption from registration as an investment company, our ability to use leverage would be substantially reduced, and we would not be able to conduct our business as described. Our business will be materially and adversely affected if we fail to qualify for this exemption.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS
------------------------------------

None.

ITEM 2.    PROPERTIES
---------------------

         Our executive and administrative office is located at 1211 Avenue of the Americas, Suite 2902 New York, New York 10036, telephone 212-696-0100. This office is leased under a non-cancelable lease expiring December 31, 2009.

ITEM 3.    LEGAL PROCEEDINGS
----------------------------

         From time to time, we are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on our consolidated financial statements.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------

         We did not submit any matters to a vote of our stockholders during the fourth quarter of 2006.

                                     PART II
                                     -------

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------------------
           AND ISSUER PURCHASES OF EQUITY SECURITIES
           -----------------------------------------

     Our common stock began trading publicly on October 8, 1997 and is traded on the New York Stock Exchange under the trading symbol "NLY". As of February 26, 2007, we had 205,350,591 shares of common stock issued and outstanding which were held by approximately 114,000 holders of record.

     The following table sets forth, for the periods indicated, the high, low, and closing sales prices per share of our common stock as reported on the New York Stock Exchange composite tape and the cash dividends declared per share of our common stock.

                                                                  Stock Prices

                                                          High             Low               Close

First Quarter ended March 31, 2006                        $12.82           $11.34            $12.14
Second Quarter ended June 30, 2006                        $14.04           $11.57            $12.81
Third Quarter ended September 30, 2006                    $13.25           $12.17            $13.14
Fourth Quarter ended December 31, 2006                    $14.42           $13.01            $13.91

                                                          High             Low               Close

First Quarter ended March 31, 2005                        $20.01           $17.34            $18.76
Second Quarter ended June 30, 2005                        $20.01           $17.68            $17.93
Third Quarter ended September 30, 2005                    $18.05           $12.49            $12.95
Fourth Quarter ended December 31, 2005                    $12.90           $10.90            $10.94

                                                                  Common Dividends
                                                                  Declared Per Share

First Quarter ended March 31, 2006                                         $0.11
Second Quarter ended June 30, 2006                                         $0.13
Third Quarter ended September 30, 2006                                     $0.14
Fourth Quarter ended December 31, 2006                                     $0.19

First Quarter ended March 31, 2005                                         $0.45
Second Quarter ended June 30, 2005                                         $0.36
Third Quarter ended September 30, 2005                                     $0.13
Fourth Quarter ended December 31, 2005                                     $0.10



         We intend to pay quarterly dividends and to distribute to our stockholders all or substantially all of our taxable income in each year (subject to certain adjustments). This will enable us to qualify for the tax benefits accorded to a REIT under the Code. We have not established a minimum dividend payment level and our ability to pay dividends may be adversely affected for the reasons described under the caption "Risk Factors." All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our REIT status and such other factors as our board of directors may deem relevant from time to time. No dividends can be paid on our common stock unless we have paid full cumulative dividends on our preferred stock. From the date of issuance of our preferred stock through December 31, 2006, we have paid full cumulative dividends on our preferred stock.

                      EQUITY COMPENSATION PLAN INFORMATION

         We have adopted a long term stock incentive plan for executive officers, key employees and nonemployee directors (the "Incentive Plan"). The Incentive Plan authorizes the Compensation Committee of the board of directors to grant awards, including incentive stock options as defined under Section 422 of the Code ("ISOs") and options not so qualified ("NQSOs"). The Incentive Plan authorizes the granting of options or other awards for an aggregate of the greater of 500,000 shares or 9.5% of the outstanding shares of our common stock up to a ceiling of 8,932,921 shares. For a description of our Incentive Plan, see Note 9 to the Financial Statements.

         The following table provides information as of December 31, 2006 concerning shares of our common stock authorized for issuance under our existing Incentive Plan.


                                                                                               Number of securities
                                Number of securities to be    Weighted-average exercise      remaining available for
                                  issued upon exercise of       price of outstanding          future issuance under
        Plan Category              outstanding options,         options, warrants and       Incentive Plan (excluding
                                    warrants and rights                rights                   previously issued)
----------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security holders             2,984,995                     $15.10                    5,239,500(1)
Equity compensation plans not
approved by security holders                 -                            -                            -
                                --------------------------------------------------------------------------------------
Total                                    2,984,995                     $15.10                      5,239,500
                                ======================================================================================

(1) The Incentive Plan authorizes the granting of options or other awards for an aggregate of the greater of 500,000 or 9.5% of the outstanding shares on a fully diluted basis of our common stock up to a ceiling of 8,932,921 shares.

ITEM 6.    SELECTED FINANCIAL DATA
----------------------------------

         The following selected financial data are derived from our audited financial statements for the years ended December 31, 2006, 2005, 2004, 2003, and 2002. The selected financial data should be read in conjunction with the more detailed information contained in the Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

                             SELECTED FINANCIAL DATA
                (dollars in thousands, except for per share data)
                                                        For the Year   For the Year   For the Year    For the Year   For the Year
                                                           Ended           Ended          Ended          Ended           Ended
                                                        December 31,   December 31,   December 31,    December 31,    December 31,
                                                            2006           2005           2004            2003           2002
                                                       ---------------------------------------------------------------------------
Statement of Operations Data
     Interest income                                        $1,221,882       $705,046       $532,328     $337,433       $404,165
     Interest expense                                        1,055,013        568,560        270,116      182,004        191,758
                                                       --------------------------------------------------------------------------
       Net interest income                                     166,869        136,486        262,212      155,429        212,407
                                                       --------------------------------------------------------------------------

Other (loss) income:
     Investment advisory and service fees                       22,351         35,625         12,512            -              -
     (Loss) gain on sale of investment securities              (3,862)       (53,238)          5,215       40,907         21,063
     Gain on termination of interest rate swaps                 10,674              -              -            -              -
     Income from trading securities                              3,994              -              -            -              -
     Loss on other-than-temporarily impaired securities       (52,348)       (83,098)              -            -              -
                                                       --------------------------------------------------------------------------
       Total other (loss) income                              (19,191)      (100,711)         17,727       40,907         21,063
                                                       --------------------------------------------------------------------------

Expenses:
     Distribution fees                                           3,444          8,000          2,860            -              -
     General and administrative expenses                        40,063         26,278         24,029       16,233         13,963
                                                       --------------------------------------------------------------------------
      Total Expenses                                            43,507         34,278         26,889       16,233         13,963
                                                       --------------------------------------------------------------------------

     Impairment of intangible for customer relationships         2,493              -              -            -              -
                                                       --------------------------------------------------------------------------

Income before income taxes                                     101,678          1,497        253,050      180,103        219,507

Income taxes                                                     7,538         10,744          4,458            -              -
                                                       --------------------------------------------------------------------------

Income (loss) before minority interest                          94,140        (9,247)        248,592      180,103        219,507

Minority interest                                                  324              -              -            -              -

                                                       --------------------------------------------------------------------------
Net income (loss)                                               93,816        (9,247)        248,592      180,103        219,507

Dividends on preferred stock                                    19,557         14,593          7,745            -              -
                                                       --------------------------------------------------------------------------

                                                       --------------------------------------------------------------------------
Net income available (loss related)  to common                 $74,259      ($23,840)       $240,847     $180,103       $219,507
shareholders
                                                       ==========================================================================

Basic net income (loss) per average common share                 $0.44        ($0.19)          $2.04        $1.95          $2.68
Diluted net income (loss) per average common share               $0.44        ($0.19)          $2.03        $1.94          $2.67
Dividends declared per common share                              $0.57          $1.04          $1.98        $1.95          $2.67
Dividends declared per preferred Series A share                  $1.97          $1.97          $1.45            -              -
Dividends declared per preferred Series B share                  $1.08              -              -            -              -



                                                   December 31,   December 31,   December 31,    December 31,   December 31,
Balance Sheet Data                                     2006           2005           2004            2003           2002
                                                 -----------------------------------------------------------------------------
     Mortgage-Backed Securities, at fair value        $30,167,509    $15,929,864    $19,038,386     $11,956,512    $11,551,857
     Agency Debentures, at fair value                      49,500              -        390,509         978,167              -
     Total assets                                      30,715,980     16,063,422     19,560,299      12,990,286     11,659,084
     Repurchase agreements                             27,514,020     13,576,301     16,707,879      11,012,903     10,163,174
     Total liabilities                                 28,056,149     14,559,399     17,859,829      11,841,066     10,579,018
     Stockholders' equity                               2,543,041      1,504,023      1,700,470       1,149,220      1,080,066
     Number of common shares outstanding              205,345,591    123,684,931    121,263,000      96,074,096     84,569,206


                                                    For the Year    For the Year   For the Year   For the Year    For the Year
                                                        Ended          Ended           Ended          Ended          Ended
                                                    December 31,    December 31,   December 31,   December 31,    December 31,
Other Data                                              2006            2005           2004           2003            2002
                                                   ------------------------------------------------------------------------------
     Average total assets                              $23,130,057     $18,724,075    $17,293,174    $12,975,039     $10,486,423
     Average investment securities                      23,029,195      18,543,749     16,399,184     12,007,333       9,575,365
     Average borrowings                                 21,399,130      17,408,828     15,483,118     11,549,368       9,128,933
     Average equity                                      2,006,206       1,614,743      1,550,076      1,122,633         978,107
     Yield on average interest earning assets                5.31%           3.80%          3.25%          2.81%           4.22%
     Cost of funds on average interest bearing
          liabilities                                        4.93%           3.27%          1.74%          1.58%           2.10%
     Interest rate spread                                    0.38%           0.53%          1.51%          1.23%           2.12%

Financial Ratios
     Net interest margin (net interest
           income/average total assets)                      0.72%           0.73%          1.52%          1.20%           2.03%
     G&A expense as a percentage of average
           total assets                                      0.17%           0.14%          0.14%          0.13%           0.13%
     G&A expense as a percentage of average
          equity                                             2.00%           1.63%          1.55%          1.45%           1.43%
     Return on average total assets                          0.41%         (0.05%)          1.44%          1.39%           2.09%
     Return on average equity                                4.68%         (0.57%)         16.04%         16.04%          22.44%

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
--------------------------------------------------------------------------
           RESULTS OF OPERATIONS
           ---------------------

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

         The remainder of our assets, comprising not more than 25% of our total assets, may consist of other qualified REIT real estate assets which are unrated or rated less than high quality, but which are at least "investment grade" (rated "BBB" or better by Standard & Poor's Corporation ("S&P") or the equivalent by another nationally recognized rating agency) or, if not rated, we determine them to be of comparable credit quality to an investment which is rated "BBB" or better. In addition, we may directly or indirectly invest part of this remaining 25% of our assets in other types of securities, including without limitation, unrated debt, equity or derivate securities, to the extent consistent with our REIT qualification requirements. The derivate securities in which we invest may include securities representing the right to receive interest only or a disproportionately large amount of interest, as well as inverse floaters, which may have imbedded leverage as part of their structural characteristics.

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

         The results of our operations are affected by various factors, many of which are beyond our control. Our results of operations primarily depend on, among other things, the level of our net interest income, the market value of our assets and the supply of and demand for such assets. Our net interest income, which reflects the amortization of purchase premiums and accretion of discounts, varies primarily as a result of changes in interest rates, borrowing costs and prepayment speeds, the behavior of which involves various risks and uncertainties. Prepayment speeds, as reflected by the Constant Prepayment Rate, or CPR, and interest rates vary according to the type of investment, conditions in financial markets, competition and other factors, none of which can be predicted with any certainty. In general, as prepayment speeds on our Mortgage-Backed Securities portfolio increase, related purchase premium amortization increases, thereby reducing the net yield on such assets. The CPR on our Mortgage Backed Securities portfolio averaged 17% and 27% for the years ended December 31, 2006 and 2005, respectively. Since changes in interest rates may significantly affect our activities, our operating results depend, in large part, upon our ability to effectively manage interest rate risks and prepayment risks while maintaining our status as a REIT.

         The table below provides quarterly information regarding our average balances, interest income, interest expense, yield on assets, cost of funds and net interest income for the quarterly periods presented.


                                               Yield on
                       Average                 Average    Average
                      Investment     Total     Interest  Balance of              Average
                      Securities    Interest   Earning   Repurchase   Interest   Cost of  Net Interest   Net Interest
                       Held (1)      Income    Assets    Agreements   Expense     Funds       Income     Rate Spread
----------------------------------------------------------------------------------------------------------------------
                                 (ratios for the quarters have been annualized, dollars in thousands)
Quarter Ended
  December 31, 2006   $28,888,956   $407,092     5.64%    $27,118,402   $349,302    5.15%      $57,790       0.49%
Quarter Ended
  September 30, 2006  $24,976,876   $339,737     5.44%    $23,120,247   $295,726    5.12%      $44,011       0.32%
Quarter Ended
  June 30, 2006       $21,660,089   $280,171     5.17%    $20,060,978   $242,473    4.83%      $37,698       0.34%
 Quarter Ended
  March 31, 2006      $16,590,859   $194,882     4.70%    $15,296,893   $167,512    4.38%      $27,370       0.32%

(1) Does not reflect unrealized gains/(losses).


         The following table presents the CPR experienced on our Mortgage-Backed Securities portfolio, on an annualized basis, for the quarterly periods presented.

Quarter Ended                                              CPR
-------------                                              ---
December 31, 2006                                          15%
September 30, 2006                                         16%
June 30, 2006                                              19%
March 31, 2006                                             18%
December 31, 2005                                          28%
September 30, 2005                                         28%
June 30, 2005                                              27%
March 31, 2005                                             25%

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

        For the purposes of computing ratios relating to equity measures, throughout this report, equity includes Series B Cumulative Convertible Preferred Stock, which has been treated under GAAP as temporary equity.

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

         Market Valuation of Investment Securities: All assets classified as available-for-sale are reported at fair value, based on market prices. Although we generally intend to hold most of our Investment Securities until maturity, we may, from time to time, sell any of our Investment Securities as part our overall management of our portfolio. Accordingly, we are required to classify all of our Investment Securities as available-for-sale. Our policy is to obtain market values from independent sources. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. The determination of whether a security is other-than-temporarily impaired involves judgements and assumptions based on subjective and objective factors. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Investments with unrealized losses are not considered other-than-temporarily impaired if the Company has the ability and intent to hold the investments for a period of time, to maturity if necessary, sufficient for a forecasted market price recovery up to or beyond the cost of the investments. Unrealized losses on Investment Securities that are considered other than temporary, as measured by the amount of decline in fair value attributable to factors other than temporary, are recognized in income and the cost basis of the Investment Securities is adjusted. Other-than-temporary impaired losses on securities totaled $52.3 million for the year ended December 31, 2006 and $83.1 million for the year ended December 31, 2005. There were no such adjustments for the year ended December 31, 2004 .

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

Results of Operations

         Net Income Summary

         For the year ended December 31, 2006, our net income was $93.8 million or $0.44 basic income per average share related to common shareholders, as compared to $9.2 million net loss or $0.19 basic loss per average share for the year ended December 31, 2005. For the year ended December 31, 2004, our net income was $248.6 million or $2.04 basic income per average share related to common shareholders. Net income per average share increased by $0.63 per average share available to common shareholders and total net income increased $103.0 million for the year ended December 31, 2006, when compared to the year ended December 31, 2005. We attribute the increase in total net income for the year ended December 31, 2006 compared to the year ended December 31, 2005 to the increase in net interest income, reduction in losses on sales of securities and losses on other-than-temporarily impaired securities, and gains on termination of interest rate swaps. Net interest income increased by $30.4 million for the year ended December 31, 2006, as compared to the year ended December 31, 2005, due to the increase in interest earning assets from the deployment of additional capital we raised in 2006. For the year ended December 31, 2006, net loss on sale of Mortgage-Backed Securities was $3.9 million, as compared to a net loss of $53.2 million in 2005. The loss on other-than-temporary impaired securities totaled $52.3 million for the year ended December 31, 2006, as compared to $83.1 million for the year ended December 31, 2005. During the year ended December 31, 2006, the Company realized a gain on the termination of interest rate swaps of $10.7 million. There was no gain on termination of swaps for the year ended December 31, 2005. We attribute the decrease in total net income for the year ended December 31, 2005 compared to the year ended December 31, 2004 to the decline in interest rate spread, losses on sales of securities, and losses on other-than-temporarily impaired securities. The interest rate spread decreased from 1.51% for the year ended December 31, 2004 to 0.53% for the year ended December 31, 2005. The total amortization for the year ended December 31, 2005 was $154.3 million and for the year ended December 31, 2004 was $179.6 million. For the year ended December 31, 2005, net loss on sale of Mortgage-Backed Securities was $53.2 million, as compared to a net gain of $5.2 million in 2004. The table below presents the net income (loss) summary for the years ended December 31, 2006, 2005, and 2004.

                            Net Income (Loss) Summary
                (dollars in thousands, except for per share data)
                -------------------------------------------------

                                                             Year Ended         Year Ended          Year Ended
                                                            December 31,       December 31,        December 31,
                                                                2006               2005                2004
                                                          ---------------------------------------------------------
Interest income                                                  $1,221,882           $705,046            $532,328
Interest expense                                                  1,055,013            568,560             270,116
                                                          ---------------------------------------------------------
Net interest income                                                 166,869            136,486             262,212
                                                          ---------------------------------------------------------

Other (loss) income:
  Investment advisory and service fees                               22,351             35,625              12,512
  (Loss) gain on sale of investment securities                      (3,862)           (53,238)               5,215
  Gain on termination of interest rate swaps                         10,674                  -                   -
  Income from trading securities                                      3,994                  -                   -
  Loss on other-than-temporarily impaired securities               (52,348)           (83,098)                   -
                                                          ---------------------------------------------------------
     Total other (loss) income                                     (19,191)          (100,711)              17,727
                                                          ---------------------------------------------------------

Expenses:
  Distribution fees                                                   3,444              8,000               2,860
  General and administrative expenses                                40,063             26,278              24,029
                                                          ---------------------------------------------------------
     Total expenses                                                  43,507             34,278              26,889
                                                          ---------------------------------------------------------

Impairment of intangible for customer relationships                   2,493                  -                   -
                                                          ---------------------------------------------------------

Income before income  taxes                                         101,678              1,497             253,050

Income taxes                                                          7,538             10,744               4,458

                                                          ---------------------------------------------------------
Income (loss) before minority interest                               94,140           ($9,247)             248,592

Minority interest                                                       324                  -                   -

                                                          ---------------------------------------------------------
Net Income (loss)                                                    93,816            (9,247)             248,592

Dividends on preferred stock                                         19,557             14,593               7,745
                                                          ---------------------------------------------------------

                                                          ---------------------------------------------------------
Net income available (loss related) to
 common shareholders                                                $74,259          ($23,840)            $240,847
                                                          =========================================================

Weighted average number of basic common shares
outstanding                                                     167,666,631        122,475,032         118,223,330
Weighted average number of diluted common shares
outstanding                                                     167,746,387        122,475,032         118,459,145


Basic net income (loss) per average common share                      $0.44            ($0.19)               $2.04

Diluted net income (loss) per average common share                    $0.44            ($0.19)               $2.03

Average total assets                                            $23,130,057        $18,724,075         $17,293,174
Average equity                                                    2,006,206          1,614,743           1,550,076

Return on average total assets                                        0.41%            (0.05%)               1.44%
Return on average equity                                              4.68%            (0.57%)              16.04%

         Interest Income and Average Earning Asset Yield

         We had average earning assets of $23.0 billion for the year ended December 31, 2006. We had average earning assets of $18.5 billion for the year ended December 31, 2005. We had average earning assets of $16.4 billion for the year ended December 31, 2004. Our primary source of income is interest income. Our interest income was $1.2 billion for the year ended December 31, 2006, $705.0 million for the year ended December 31, 2005, and $532.3 million for the year ended December 31, 2004. The yield on average investment securities was 5.31%, 3.80%, and 3.25% for the respective periods.

         Interest Expense and the Cost of Funds

         Our largest expense is the cost of borrowed funds. We had average borrowed funds of $21.4 billion and total interest expense of $1.1 billion for the year ended December 31, 2006. We had average borrowed funds of $17.4 billion and total interest expense of $568.6 million for the year ended December 31, 2005. We had average borrowed funds of $15.5 billion and total interest expense of $270.1 million for the year ended December 31, 2004. Our average cost of funds was 4.93% for the year ended December 31, 2006 and 3.27 % for the year ended December 31, 2005 and 1.74% for the year December 31, 2004. The cost of funds rate increased by 166 basis points and the average borrowed funds increased by $4.0 billion for the year ended December 31, 2006 when compared to the year ended December 31, 2005. Interest expense for the year 2006 increased by $486.5 million over the prior year due to the substantial increase in the average repurchase balance and the increase in the cost of funds rate. The cost of funds rate increased by 153 basis points and the average borrowed funds increased by $1.9 billion for the year ended December 31, 2005, when compared to the year ended December 31, 2004. Interest expense for the year ended December 31, 2005 increased by $298.5 million over the previous year due to the increase in the average repurchase balance and substantial increase in the cost of funds rate. Since a substantial portion of our repurchase agreements are short term, changes in market rates are directly reflected in our interest expense. Our average cost of funds was 0.10% below average one-month LIBOR and 0.28% below average six-month LIBOR for the year ended December 31, 2006. Our average cost of funds was 0.06% below average one-month LIBOR and 0.45% below average six-month LIBOR for the year ended December 31, 2005. Our average cost of funds was 0.24% above average one-month LIBOR and 0.06% below average six-month LIBOR for the year ended December 31, 2004. Since the Federal Reserve continued to raise the federal funds rate after December 31, 2005, we experienced an increase in our funding costs.

         The table below shows our average borrowed funds and average cost of funds as compared to average one-month and average six-month LIBOR for the years ended December 31, 2006, 2005, 2004, 2003, and 2002 and the four quarters in 2006.


                              Average Cost of Funds
                              ---------------------
          (Ratios for the four quarters in 2006 have been annualized, dollars in thousands)


                                                                                 Average                     Average
                                                                                One-Month    Average Cost    Cost of
                                                                                  LIBOR        of Funds       Funds
                                                                                Relative to   Relative to   Relative to
                           Average                Average   Average   Average     Average       Average       Average
                           Borrowed    Interest   Cost of  One-Month Six-Month  Six-Month     One-Month     Six-Month
                            Funds      Expense     Funds     LIBOR     LIBOR       LIBOR         LIBOR         LIBOR
                         -----------  ----------  ------   --------- ---------  -----------   -----------   ---------
For the Year Ended
  December 31, 2006       $21,399,130  $1,055,013   4.93%     5.03%     5.21%      (0.18%)       (0.10%)       (0.28%)
For the Year Ended
  December 31, 2005       $17,408,828   $568,560    3.27%     3.33%     3.72%      (0.39%)       (0.06%)       (0.45%)
For the Year Ended
  December 31, 2004       $15,483,118   $270,116    1.74%     1.50%     1.80%      (0.30%)        0.24%        (0.06%)
For the Year Ended
  December 31, 2003       $11,549,368   $182,004    1.58%     1.21%     1.23%      (0.02%)        0.37%         0.35%
For the Year Ended
  December 31, 2002        $9,128,933   $191,758    2.10%     1.77%     1.88%      (0.11%)        0.33%         0.22%
----------------------------------------------------------------------------------------------------------------------
For the Quarter Ended
  December 31, 2006       $27,118,402   $349,302    5.15%     5.27%     5.31%      (0.04%)       (0.12%)       (0.16%)
For the Quarter Ended
  September 30, 2006      $23,120,247   $295,726    5.12%     5.29%     5.43%      (0.14%)       (0.17%)       (0.31%)
For the Quarter Ended
  June 30, 2006           $20,060,978   $242,473    4.83%     5.03%     5.27%      (0.24%)       (0.20%)       (0.44%)
For the Quarter Ended
  March 31, 2006          $15,296,893   $167,512    4.38%     4.55%     4.84%      (0.29%)       (0.17%)       (0.46%)

Net Interest Income

         Our net interest income which equals interest income less interest expense, totaled $166.9 million for the year ended December 31, 2006, $136.5 million for the year ended December 31, 2005 and $262.2 million for the year ended December 31, 2004. Our net interest income increased for the year ended December 31, 2006, as compared to the year ended December 31, 2005, because of the increased average asset base in 2006. In 2006 average assets increased because of the deployment of additional capital. Our net interest spread, which equals the yield on our average assets for the period less the average cost of funds for the period, was 0.38% for the year ended December 31, 2006 as compared to 0.53% for the year ended December 31, 2005 and 1.51% for the year ended December 31, 2004. This 15 basis point decrease was the result in the increased funding cost of 166 basis points, offset by the increase in yield of 151 basis points. Our net interest income increased for the year ended December 31, 2006 as compared to the year ended December 31, 2005 by $30.4 million because of the increased average asset base for 2006. The net interest income for the year ended December 31, 2005 decreased by $125.7 million, when compared to the year ended December 31, 2004. This reduction was the result of the interest rate spread decreasing by 98 basis points.

         The table below shows our interest income by earning asset type, average earning assets by type, total interest income, interest expense, average repurchase agreements, average cost of funds, and net interest income for the years ended December 31, 2006, 2005, 2004, 2003 and 2002 and the four quarters in 2006.

                               Net Interest Income
 (Ratios for the four quarters in 2006 have been annualized, dollars in thousands)


                                                     Yield
                            Average                 Average      Average                                      Net
                           Investment    Total      Interest    Balance of             Average     Net      Interest
                           Securities    Interest   Earning     Repurchase   Interest  Cost of   Interest     Rate
                              Held       Income      Assets     Agreements   Expense    Funds     Income     Spread
                          ------------- ---------  ----------- ------------ ---------- -------   ---------  --------
  For  the Year Ended
     December 31, 2006    $23,029,195  $1,221,882    5.31%     $21,399,130  $1,055,013  4.93%    $166,869    0.38%
  For the Year Ended
     December 31, 2005    $18,543,749    $705,046    3.80%     $17,408,827   $568,560   3.27%    $136,486    0.53%
  For the Year Ended
     December 31, 2004    $16,399,184    $532,328    3.25%     $15,483,118   $270,116   1.74%    $262,212    1.51%
  For the Year Ended
     December 31, 2003    $12,007,333    $337,433    2.81%     $11,549,368   $182,004   1.58%    $155,429    1.23%
  For the Year Ended
     December 31, 2002     $9,575,365    $404,165    4.22%      $9,128,933   $191,758   2.10%    $212,407    2.12%
  -------------------------------------------------------------------------------------------------------------------
  For the Quarter Ended
     December 31, 2006    $28,888,956    $407,092    5.64%     $27,118,402    349,302   5.15%     $57,790    0.49%
  For the Quarter Ended
     September 30, 2006   $24,976,876    $339,737    5.44%     $23,120,247   $295,726   5.12%     $44,011    0.32%
  For the Quarter Ended
     June 30, 2006        $21,660,089    $280,171    5.17%     $20,060,978   $242,473   4.83%     $37,698    0.34%
  For the Quarter Ended
     March 31, 2006       $16,590,859    $194,882    4.70%     $15,296,893   $167,512   4.38%     $27,370    0.32%

         Investment Advisory and Service Fees

         FIDAC is a registered investment advisor which specializes in managing fixed income securities. FIDAC expanded its line of business in 2006 to include the management of equity securities, initially for us and an affiliated person and collateralized debt obligations. FIDAC generally receives annual net investment advisory fees of approximately 10 to 20 basis points of the gross assets it manages, assists in managing or supervises. At December 31, 2006, FIDAC had under management approximately $2.6 billion in net assets and $15.1 billion in gross assets, compared to $2.3 billion in net assets and $18.7 billion in gross assets at December 31, 2005. Net investment advisory and service fees for the years ended December 31, 2006, 2005, and 2004 totaled $18.9 million, $27.6 million, and $9.7 million, respectively, net of fees paid to third parties pursuant to distribution service agreements for facilitating and promoting distribution of shares or units to FIDAC's clients. Gross assets under management will vary from time to time because of changes in the amount of net assets FIDAC manages as well as changes in the amount of leverage used by the various funds and accounts FIDAC manages. Although net assets under management increased by approximately $300 million from December 31, 2005 to December 31, 2006, gross assets under management declined during the same time period, as leverage declined on the assets under management.

         Gains and Losses on Sales of Investment Securities and Interest Rate Swaps

         For the year ended December 31, 2006, we sold investment securities with an aggregate historical amortized cost of $3.2 billion for an aggregate loss of $3.9 million. In addition, the Company had a $10.7 million gain on the termination of interest rate swaps with a notional value of $1.2 billion. For the year ended December 31, 2005, we sold investment securities with an aggregate historical amortized cost of $3.4 billion for an aggregate loss of $53.2 million. For the year ended December 31, 2004, we sold mortgage-backed securities with an aggregate historical amortized cost of $591.7 million for an aggregate gain of $5.2 million. The loss on sale of assets for the year ended December 31, 2005 was due to portfolio rebalancing that was initiated in the fourth quarter of 2005. We determined that certain assets purchased in a much lower interest rate environment of 2003 and 2004 were unlikely to receive their amortized cost basis, and commenced selling these assets. The rebalancing was done with the objective of improving future financial performance. A positive difference between the sale price and the historical amortized cost of our

Mortgage-Backed Securities is a realized gain and increases income accordingly. We do not expect to sell assets on a frequent basis, but may from time to time sell existing assets to move into new assets, which our management believes might have higher risk-adjusted returns, or to manage our balance sheet as part of our asset/liability management strategy.

         Income from Trading Securities

         Income from trading securities totaled $4.0 million for the year ended December 31, 2006. FIDAC expanded its line of business in 2006 to include the management of equity securities, initially for us and an affiliated person. During the year ended December 31, 2005 and 2004, we did not earn income from trading securities.

         Impairment of intangible for Customer Relationships

         During the year ended December 31, 2006, intangibles were evaluated for possible impairment. It was determined that an impairment charge of $1.4 million was necessary based on the decline in expected future cash flows on one customer relationship. We also terminated an investment advisory agreement during the year ended December 31, 2006. The expected cash flows from the contract were valued as a component of the intangible for customer relationships on June 4, 2004, the date of the acquisition of FIDAC. The value of $1.1 million was deemed to be impaired . The total impairment of intangible assets relating to customer relationships is $2.5 million for the year ended December 31, 2006. There were no impairment charges during the years ended December 31, 2005 and 2004.

         Loss on other-than-temporarily impaired securities

         At each quarter end, the Company reviewed each of its securities to determine if an other-than-temporary impairment charge would be necessary. It was determined that certain securities that were in an unrealized loss position, the Company did not intend to hold them for a period of time, to maturity if necessary, sufficient for a forecasted market price recovery up to or beyond the cost of the investments. For the years ended December 31, 2006 and 2005, the loss on other-than temporarily impaired securities totaled $52.3 million and $83.1 million, respectively

         General and Administrative Expenses

         General and administrative (or G&A) expenses were $40.1 million for the year ended December 31, 2006, $26.3 million for the year ended December 31, 2005, $24.0 million for the year ended December 31, 2004. G&A expenses as a percentage of average total assets was 0.17%, 0.14%, and 0.14% for the years ended December 31, 2006, 2005, and 2004, respectively. The increase in G&A expenses of $13.8 million for the year December 31, 2006, was primarily the result of increased salaries, directors and officers insurance and additional costs related to FIDAC. Staff increased from 30 at the end of 2004 to 31 at the end of 2005 and 34 at the end of 2006. Salaries and bonuses for the years ended December 31, 2006, 2005, and 2004 were $28.7 million, $18.8 million and $17.2 million, respectively. The table below shows our total G&A expenses as compared to average total assets and average equity for the years ended December 31, 2006, 2005, 2004, 2003 and 2002 and the four quarters in 2006.

                    G&A Expenses and Operating Expense Ratios
                    -----------------------------------------
          (Ratios for the four quarters in 2006 have been annualized, dollars in thousands)

                                                                    Total G&A           Total G&A
                                                                 Expenses/Average   Expenses/Average
                                            Total G&A Expenses        Assets             Equity
                                            ------------------- ------------------- ------------------
For the Year Ended December 31, 2006             $40,063              0.17%               2.00%
For the Year Ended December 31, 2005             $26,278              0.14%               1.63%
For the Year Ended December 31, 2004             $24,029              0.14%               1.55%
For the Year Ended December 31, 2003             $16,233              0.13%               1.45%
For the Year Ended December 31, 2002             $13,963              0.13%               1.43%
------------------------------------------------------------------------------------------------------
For  the Quarter Ended December 31, 2006         $12,219              0.16%               1.86%
For  the Quarter Ended September 30, 2006        $11,542              0.18%               2.08%
For  the Quarter Ended June 30, 2006              $8,985              0.18%               2.19%
For  the Quarter Ended March 31, 2006             $7,177              0.18%               1.95%

         Net Income and Return on Average Equity

         Our net income was $93.8 million for the year ended December 31, 2006, our net loss was $9.2 million for the year ended December 31, 2005, and our net income was $248.6 million for the year ended December 31, 2004. Our return on average equity was 4.68% for the year ended December 31, 2006, (0.57%) for the year ended December 31, 2005, and 16.04% for the year ended December 31, 2004. Even with the increase in G&A expenses and the reduction of net investment advisory and service fees, net income for the year increase by $103.0 million. We attribute the increase in total net income for the year ended December 31, 2006 over the year ended December 31, 2005 to the increase in net interest income, the reduction in losses realized on sale of assets and the loss on other-than-temporarily impaired securities, and the gains realized on the termination of interest rate swaps. We attribute the decrease in total net income for the year ended December 31, 2005 over the year ended December 31, 2004 to the decrease in interest rate spread, the loss realized on sale of assets during the repositioning and the loss on other-than-temporarily impaired securities

         The table below shows our net interest income, net investment advisory and service fees, gain on sale of investment securities and termination of interest rate swaps, G&A expenses, loss on other-than-temporarily impaired securities income from equity investment and income taxes each as a percentage of average equity, and the return on average equity for the years ended December 31, 2006, 2005, 2004, 2003, and 2002 and for the four quarters in 2006.

                     Components of Return on Average Equity
           (Ratios for the four quarters in 2006 have been annualized)

                                          Gain/Loss
                                           on Sale of
                                           Mortgage-
                                            Backed
                                           Securities   Loss on
                                Net           and      other-than-                                 Impairment of
                     Net     Investment    Interest    temporarily Income from                       intangible
                    Interest Advisory and    Rate       impaired     equity       G&A      Income   for customer            Return
                    Income/    Service      Swaps/     securities/  investment/ Expenses/  Taxes/   relationships/            on
                    Average  Fees/Average   Average     Average      Average    Average    Average     Average    Minority Average
                     Equity     Equity       Equity     Equity        Equity     Equity    Equity      Equity     interest  Equity
                   --------- ------------ ----------- ------------ ----------- ---------- -------- -------------- -------- -------
For the Year Ended
December 31, 2006      8.32%        0.94%       0.34%      (2.61%)       0.20%    (2.00%)  (0.38%)     (0.12%)    (0.01%)   4.68%
For the Year Ended
December 31, 2005      8.45%        1.71%     (3.30%)      (5.15%)          -       1.63%    0.67%          -          -  (0.57%)
For the Year Ended
December 31, 2004     16.92%        0.62%       0.34%           -           -       1.55%    0.29%          -          -   16.04%
For the Year Ended
December 31, 2003     13.85%           -        3.64%           -           -       1.45%       -           -          -   16.04%
For the Year Ended
December 31, 2002     21.72%           -        2.15%           -           -       1.43%       -           -          -   22.44%
----------------------------------------------------------------------------------------------------------------------------------
For the Quarter Ended
December 31, 2006      8.81%        0.67%       1.08%      (0.84%)       0.52%    (1.86%)  (0.20%)          -     (0.05%)   8.13%
For the Quarter Ended
September 30, 2006     7.93%        0.76%       1.44%           -        0.08%    (2.08%)  (0.41%)          -          -    7.72%
For the Quarter Ended
June 30, 2006          9.20%        1.08%     (0.30%)      (4.91%)          -     (2.19%)  (0.33%)     (0.46%)         -    2.09%
For the Quarter Ended
March 31, 2006         7.45%        1.59%     (1.91%)      (7.28%)          -     (1.95%)  (0.57%)     (0.31%)         -  (2.98%)

Financial Condition

         Investment Securities, Available for Sale

         All of our Mortgage-Backed Securities at December 31, 2006, 2005, and 2004 were adjustable-rate or fixed-rate mortgage-backed securities backed by single-family mortgage loans. All of the mortgage assets underlying these mortgage-backed securities were secured with a first lien position on the underlying single-family properties. All of our mortgage-backed securities were FHLMC, FNMA or GNMA mortgage pass-through certificates or CMOs, which carry an implied "AAA" rating. We mark-to-market all of our earning assets to fair value.

         All of our agency debentures are callable and carry an implied "AAA" rating. We mark-to-market all of our agency debentures to fair value.

         We accrete discount balances as an increase in interest income over the life of discount investment securities and we amortize premium balances as a decrease in interest income over the life of premium investment securities. At December 31, 2006, 2005, and 2004 we had on our balance sheet a total of $78.4 million, $21.5 million and $1.1 million, respectively, of unamortized discount (which is the difference between the remaining principal value and current historical amortized cost of our investment securities acquired at a price below principal value) and a total of $219.1 million, $242.1 million and $427.0 million, respectively, of unamortized premium (which is the difference between the remaining principal value and the current historical amortized cost of our investment securities acquired at a price above principal value).

         We received mortgage principal repayments of $5.1 billion for the year ended December 31, 2006, $7.1 billion for the year ended December 31, 2005, and $6.5 billion for the year ended December 31, 2004. The overall prepayment speed for the year ended December 31, 2006, 2005 and 2004 was 17%, 27%, and 29% respectively. During the year ended December 31, 2006, the CPR declined to 17%, from 27%, due to a decline in refinancing activity. During the year ended December 31, 2004, the annual prepayment speed was the highest in our history at 29%. Given our current portfolio composition, if mortgage principal prepayment rates were to increase over the life of our mortgage-backed securities, all other factors being equal, our net interest income would decrease during the life of these mortgage-backed securities as we would be required to amortize our net premium balance into income over a shorter time period. Similarly, if mortgage principal prepayment rates were to decrease over the life of our mortgage-backed securities, all other factors being equal, our net interest income would increase during the life of these mortgage-backed securities as we would amortize our net premium balance over a longer time period.

         The table below summarizes our Investment Securities at December 31, 2006, 2005, 2004, 2003, and 2002 and September 30, 2006, June 30, 2006, and
March 31, 2006.

                              Investment Securities
                              ---------------------
                             (dollars in thousands)

                                                                        Amortized                    Fair         Weighted
                               Principal        Net        Amortized  Cost/Principal            Value/Principal    Average
                                 Amount       Premium        Cost        Amount      Fair Value     Amount         Yield
                              -----------     --------    ----------- ------------- ----------- ---------------   ---------
At December 31, 2006          $30,134,791     $140,709    $30,275,500     100.47%   $30,217,009     100.27%         5.63%
At December 31, 2005          $15,915,801     $220,637    $16,136,438     101.39%   $15,929,864     100.09%         4.68%
At December 31, 2004          $19,123,902     $425,792    $19,549,694     102.23%   $19,428,895     101.59%         3.43%
At December 31, 2003          $12,682,130     $299,810    $12,981,940     102.36%   $12,934,679     101.99%         2.96%
At December 31, 2002          $11,202,384     $273,963    $11,476,347     102.45%   $11,551,857     103.12%         3.25%
---------------------------------------------------------------------------------------------------------------------------
At September 30, 2006         $28,297,950     $139,717    $28,437,667     100.49%   $28,348,027     100.18%         5.58%
At June 30, 2006              $23,822,683     $141,671    $23,964,354     100.59%   $23,474,006      98.54%         5.42%
At March 31, 2006             $16,288,848     $173,428    $16,462,276     101.06%   $16,176,348      99.31%         5.03%

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

               Adjustable-Rate Investment Security Characteristics
               ---------------------------------------------------
                             (dollars in thousands)

                                                                                              Principal Amount
                                          Weighted     Weighted                    Weighted   at Period End as
                                          Average    Average Term     Weighted     Average       % of Total
                             Principal    Coupon       to Next         Average      Asset        Investment
                              Amount       Rate      Adjustment     Lifetime Cap    Yield        Securities
                            ----------    --------   ------------   ------------  --------     ----------------
At December 31, 2006        $8,493,242      5.72%      19 months        9.76%      5.57%            28.18%
At December 31, 2005        $9,699,133      4.76%      22 months       10.26%      4.74%            60.94%
At December 31, 2004        $13,544,872     4.23%      24 months       10.12%      3.24%            70.83%
At December 31, 2003        $9,294,934      3.85%      23 months        9.86%      2.47%            73.29%
At December 31, 2002        $7,007,062      4.10%      11 months       10.37%      2.33%            62.55%
---------------------------------------------------------------------------------------------------------------
At September 30, 2006       $8,291,239      5.57%      17 months        9.64%      5.47%            29.30%
At June 30, 2006            $7,964,221      5.36%      16 months        9.75%      5.26%            33.43%
At March 31, 2006           $7,785,082      4.99%      20 months       10.27%      5.07%            47.79%


                 Fixed-Rate Investment Security Characteristics
                 ----------------------------------------------
                             (dollars in thousands)
                                                                                           Principal Amount at
                                                Weighted Average     Weighted Average    Period End as % of Total
                            Principal Amount      Coupon Rate          Asset Yield        Investment Securities
                            ----------------    ----------------    -----------------    ------------------------
At December 31, 2006          $21,641,549            5.83%                5.65%                   71.82%
At December 31, 2005           $6,216,668            5.37%                4.60%                   39.06%
At December 31, 2004           $5,579,030            5.24%                3.89%                   29.17%
At December 31, 2003           $3,387,196            5.77%                4.29%                   26.71%
At December 31, 2002           $4,195,322            6.76%                4.78%                   37.45%
-----------------------------------------------------------------------------------------------------------------
At September 30, 2006         $20,006,711            5.82%                5.62%                   70.70%
At June 30, 2006              $15,858,461            5.73%                5.50%                   66.57%
At March 31, 2006              $8,503,766            5.43%                4.99%                   52.21%

         At December 31, 2006 and 2005, we held investment securities with coupons linked to various indices. The following tables detail the portfolio characteristics by index.


                 Adjustable-Rate Investment Securities by Index
                 ----------------------------------------------
                                December 31, 2006
                                -----------------

                                                                     National
                                         Six-              11th     Financial  Six-                                         Monthly
                   One-   Six-  Twelve  Month   12-Month  District   Average   Month  1-Year    2-Year    3-Year    5-Year   Federal
                   Month  Month  Month  Auction  Moving   Cost of   Mortgage    CD    Treasury  Treasury  Treasury Treasury  Cost of
                   Libor  Libor  Libor  Average  Average   Funds      Rate     Rate    Index     Index     Index    Index     Funds
                  ------ ------ ------ -------- -------- --------- ---------- ------ --------- --------- --------- -------- --------
Weighted Average
 Term to Next
 Adjustment         1 mo. 35 mo. 36 mo.    2 mo.    1 mo.     1 mo.      5 mo.  3 mo.    13 mo.     9 mo.    17 mo.   31 mo.   1 mo.

Weighted Average
 Annual Period Cap  6.70%  1.88%  2.00%    1.00%    0.16%     0.00%      2.00%  1.75%     1.00%     2.00%     2.03%    1.97%   0.00%

Weighted Average
Lifetime Cap at
December 31, 2006   7.32% 10.39% 10.70%   12.95%   10.53%    12.07%     10.90%  9.75%    10.81%    11.91%    13.17%   12.56%  13.41%

Investment
 Principal Value
 as Percentage
 of Investment
 Securities at
 December 31, 2006  8.29%  2.71%  9.89%    0.00%    0.07%     0.41%      0.00%  0.06%     6.34%     0.00%     0.10%    0.03%   0.28%


                 Adjustable-Rate Investment Securities by Index
                 ----------------------------------------------
                                December 31, 2005
                                -----------------
                                                                     National
                                         Six-              11th     Financial  Six-                                          Monthly
                   One-   Six-  Twelve  Month   12-Month  District  Average    Month  1-Year    2-Year    3-Year    5-Year   Federal
                   Month  Month  Month  Auction  Moving   Cost of   Mortgage    CD    Treasury  Treasury  Treasury Treasury  Cost of
                   Libor  Libor  Libor  Average  Average   Funds      Rate     Rate    Index     Index     Index    Index     Funds
                  ------ ------ ------ -------- -------- --------- ---------- ------ --------- --------- --------- -------- --------
Weighted Average
 Term to Next
 Adjustment         1 mo. 42 mo. 22 mo.    2 mo.    2 mo.     1 mo.    17mo.   3 mo.    18 mo.    14 mo.    21 mo.   34 mo.    1 mo.

Weighted Average
 Annual Period Cap  7.29%  2.00%  2.00%    1.00%    0.16%     0.00%    2.00%   1.00%     1.90%     2.00%     2.03%    1.96%    0.00%

Weighted Average
 Lifetime Cap at
 December 31, 2005  7.98% 10.78% 10.33%   13.03%   10.61%    12.07%   10.90%  11.74%    10.54%    11.93%    13.12%   12.51%   13.40%

Investment
 Principal Value
 as Percentage
 of Investment
 Securities at
 December 31, 2005  6.33%  6.42% 24.46%    0.01%    0.19%     0.94%    0.01%   0.03%    21.55%     0.01%     0.25%    0.06%    0.68%

         Trading Securities and Trading Securities Sold, Not Yet Purchased

         Trading securities and trading securities sold, not yet purchased are included in the balance sheet as a result of consolidating the financial statements, of an affiliated investment fund. Trading securities owned and trading account securities sold, but not yet purchased consisted of securities at fair values as of December 31, 2006. The resulting realized and unrealized gains and losses are reflected in the statements of operations. The fair value of the trading securities was $18.4 million and the trading securities sold, not yet purchased was $41.9 million at December 31, 2006.

         Borrowings

         To date, our debt has consisted entirely of borrowings collateralized by a pledge of our investment securities. These borrowings appear on our balance sheet as repurchase agreements. At December 31, 2006, we had established uncommitted borrowing facilities in this market with 30 lenders in amounts which we believe are in excess of our needs. All of our investment securities are currently accepted as collateral for these borrowings. However, we limit our borrowings, and thus our potential asset growth, in order to maintain unused borrowing capacity and thus increase the liquidity and strength of our balance sheet.

         For the year ended December 31, 2006, the term to maturity of our borrowings ranged from one day to three years, with a weighted average original term to maturity of 194 days at December 31, 2006. For the year ended December 31, 2005, the term to maturity of our borrowings ranged from one day to three years, with a weighted average original term to maturity of 163 days at December 31, 2005. For the year ended December 31, 2004, the term to maturity of our borrowings ranged from one day to three years, with a weighted average original term to maturity of 211 days at December 31, 2004.

         At December 31, 2006, the weighted average cost of funds for all of our borrowings 5.14% and the weighted average term to next rate adjustment was 125 days. At December 31, 2005, the weighted average cost of funds for all of our borrowings was 4.16% and the weighted average term to next rate adjustment was 79 days. At December 31, 2004, the weighted average cost of funds for all of our borrowings was 2.46% and the weighted average term to next rate adjustment was 111 days.

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

         Borrowings under our repurchase agreements increased by $13.9 billion to $27.5 billion at December 31, 2006, from $13.6 billion at December 31, 2005. The increase in borrowings was the result of our deployment of additional capital raised during 2006, which permitted us to increase our borrowings.

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

         Under our repurchase agreements, we may be required to pledge additional assets to our repurchase agreement counterparties (i.e., lenders) in the event the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral (a "margin call"), which may take the form of additional securities or cash. Similarly, if the estimated fair value of investment securities increase due to changes in market interest rates of market factors, lenders may release collateral back to us. Specifically, margin calls result from a decline in the value of the our Mortgage-Backed Securities securing our repurchase agreements, prepayments on the mortgages securing such Mortgage-Backed Securities and to changes in the estimated fair value of such Mortgage-Backed Securities generally due to principal reduction of such Mortgage-Backed Securities from scheduled amortization and resulting from changes in market interest rates and other market factors. Through December 31, 2006, we did not have any margin calls on our repurchase agreements that we were not able to satisfy with either cash or additional pledged collateral. However, should prepayment speeds on the mortgages underlying our Mortgage-Backed Securities and/or market interest rates suddenly increase, margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.

         The following table summarizes the effect on our liquidity and cash flows from contractual obligations for repurchase agreements, the non-cancelable office lease and employment agreements at December 31, 2006.


                                                                  (dollars in thousands)
                                           Within One      One to Three  Three to    More than
Contractual Obligations                       Year            Years     Five Years   Five Years         Total
-----------------------------------------------------------------------------------------------------------------
Repurchase agreements                      $26,114,020             -   $1,200,000      $200,000      $27,514,020
Interest expense on repurchase
agreements                                     148,416       122,532      113,272        38,299          422,519
Long-term operating lease obligations
                                                   532         1,064            -             -            1,596
Employment contracts                            13,432             -            -             -           13,432
                                       --------------------------------------------------------------------------
Total                                      $26,276,400      $123,596   $1,313,272      $238,299      $27,951,567
                                       ==========================================================================

         Stockholders' Equity

         During the year ended December 31, 2006, we declared dividends to common shareholders totaling $102.6 million or $0.57 per share, of which $39.0 million was paid on January 26, 2007. During the year ended December 31, 2006, we declared and paid dividends to Series A Preferred shareholders totaling $14.6 million or $1.97 per share, and Series B Preferred shareholders totaling $5.0 million or $1.08. During the year ended December 31, 2005, we declared and paid dividends to common shareholders totaling $127.1 million or $1.04 per share, of which $12.4 million was paid on January 27, 2006. During the year ended December 31, 2005 we declared and paid dividends to Series A Preferred shareholders totaling $14.6 million or $1.97 per share.

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

         On August 3, 2006 we entered into an ATM Equity Offering(sm) Sales Agreement with Merrill Lynch & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (or Merrill Lynch), relating to the sale of shares of our common stock from time to time through Merrill Lynch. Sales of the shares, if any, will be made by means of ordinary brokers' transaction on the New York Stock Exchange. During the quarter ended December 31, 2006 we sold 500,000 shares of our common stock under this program. On August 3, 2006, we also entered into an ATM Equity Sales Agreement with UBS Securities LLC (or UBS Securities), relating to the sale of shares of our common stock from time to time through UBS Securities. Sales of the shares, if any, will be made by means of ordinary brokers' transaction on the New York Stock Exchange. During the quarter ended December 31, 2006, we did not sell any shares of our common stock under this program. We refer to share issuance programs under these two agreements as the ATM Programs.

         During the year ended December 31, 2006, 1,598,500 shares of the Company's common stock were issued through the ATM Programs and Equity Shelf Program, totaling net proceeds of $20.9 million. During the year ended December 31, 2006, 22,160 options were exercised under the long-term compensation plan for an aggregate exercise price of $183,000.

         During the year ended December 31, 2005, 2,381,550 shares of the Company's common stock were issued through the ESP, totaling net proceeds of $40.1 million. During the year ended December 31, 2005, 16,128 options were exercised under the long-term compensation plan for an aggregate exercise price of $253,000. In addition, 24,253 common shares were sold through the dividend reinvestment and direct purchase program for $440,000 during the year ended December 31, 2005.

         During the year ended December 31, 2004, 2,103,525 shares were issued through the Equity Shelf Program totaling net proceeds of $37.5 million. During the year ended December 31, 2004, 57,000 options were exercised under the long-term compensation plan for an aggregate exercise price of $856,000. In addition, 127,020 shares were purchased in the dividend reinvestment and direct purchase program at $2.3 million.

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

         The FIDAC acquisition was completed on June 4, 2004. We issued 2,201,080 common shares to the shareholders of FIDAC, based on the December 31, 2003 closing price of $18.40. We continue to operate as a self-managed and self-advised real estate investment trust, with FIDAC operating as our wholly-owned taxable REIT subsidiary. We will not pay any consideration under the cash out provisions contained in the merger agreement pursuant to which we acquired FIDAC.

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


                           Unrealized Gains and Losses
                           ---------------------------
                             (dollars in thousands)

                                                                           At December 31,
                                              -------------------------------------------------------------------------
                                                   2006           2005            2004          2003          2002
                                              -------------------------------------------------------------------------
Unrealized gain                                    $112,596      $  5,027        $ 23,021      $24,886        $90,507
Unrealized loss                                   (188,708)      (211,601)       (143,821)     (72,147)       (14,996)
                                              -------------------------------------------------------------------------
Net Unrealized (loss) gain                        ($76,112)     ($206,574)      ($120,800)    ($47,261)       $ 75,511
                                              =========================================================================

Net unrealized losses as % of   investment
   securities principal amount                      (0.25%)        (1.30%)         (0.63%)      (0.37%)          0.67%
Net unrealized losses as % of investment
   securities amortized cost                        (0.25%)        (1.28%)         (0.62%)      (0.37%)          0.67%

         Unrealized changes in the estimated net market value of investment securities have one direct effect on our potential earnings and dividends: positive mark-to-market changes increase our equity base and allow us to increase our borrowing capacity while negative changes tend to limit borrowing capacity under our capital investment policy. A very large negative change in the net market value of our investment securities might impair our liquidity position, requiring us to sell assets with the likely result of realized losses upon sale. The net unrealized loss on available for sale securities and interest rate swaps was $76.1 million, or 0.25% of the amortized cost of our investment securities as of December 31, 2006, $206.6 million, or 1.28% of the amortized cost of our investment securities as of December 31, 2005 and $120.8 million, or 0.62% of the amortized cost of our investment securities as of December 31, 2004.

          Mortgage-Backed Securities with a carrying value of $7.0 billion were in a continuous unrealized loss position over 12 months at December 31, 2006 in the amount of $138.2 million. Mortgage-Backed Securities with a carrying value of $6.4 billion were in a continuous unrealized loss position for less than 12 months at December 31, 2006 in the amount of $30.2 million. Mortgage-Backed Securities with a carrying value of $4.6 billion were in a continuous unrealized loss position over 12 months at December 31, 2005 in the amount of $111.1 million. Mortgage-Backed Securities with a carrying value of $8.4 billion were in a continuous unrealized loss position for less than 12 months at December 31, 2005 in the amount of $100.5 million. The decline in value of these securities is solely due to increases in interest rates. All of the Mortgage-Backed Securities are "AAA" rated or carry an implied "AAA" rating. During the years ended December 31, 2006 and 2005, the Company recorded an impairment loss of $52.3 million and $83.1 million. The remaining investments are not considered other-than-temporarily impaired since the Company currently has the ability and intent to hold the investments for a period of time or to maturity, if necessary, sufficient for a forecasted market price recovery up to or beyond the cost of the investments. Also, the Company is guaranteed payment on the par value of the securities.

         Leverage

         Our debt-to-equity ratio at December 31, 2006, 2005, and 2004 was 10.4:1, 9.0:1, and 9.8:1, respectively. We generally expect to maintain a ratio of debt-to-equity of between 8:1 and 12:1, although the ratio may vary from this range from time to time based upon various factors, including our management's opinion of the level of risk of our assets and liabilities, our liquidity position, our level of unused borrowing capacity and over-collateralization levels required by lenders when we pledge assets to secure borrowings.

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

         We seek to manage the extent to which our net income changes as a function of changes in interest rates by matching adjustable-rate assets with variable-rate borrowings. In addition, we have attempted to mitigate the potential impact on net income of periodic and lifetime coupon adjustment restrictions in our portfolio of investment securities by entering into interest rate swaps. At December 31, 2006, we entered into swap agreements with a total notional amount of $9.3 billion. We agreed to pay a weighted average pay rate of 5.17% and receive a floating rate based on one month LIBOR. At December 31, 2005, we entered into swap agreements with a total notional amount of $479.0 million. We agreed to pay a weighted average pay rate of 4.88% and receive a floating rate based on one month LIBOR. The interest rate swap had not settled as of December 31, 2005. We may enter into similar derivative transactions in the future by entering into interest rate collars, caps or floors or purchasing interest only securities.

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

         Capital Resources

         At December 31, 2006, we had no material commitments for capital expenditures.

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

         Other Matters

         We calculate that our qualified REIT assets, as defined in the Internal Revenue Code, are 100% of our total assets at December 31, 2006 and 2005 as compared to the Internal Revenue Code requirement that at least 75% of our total assets be qualified REIT assets. We also calculate that 99.3% and 93.3%, respectively, of our revenue qualifies for the 75% source of income test, and 100% of our revenue qualifies for the 95% source of income test, under the REIT rules for the years ended December 31, 2006 and 2005. We also met all REIT requirements regarding the ownership of our common stock and the distribution of our net income. Therefore, as of December 31, 2006, 2005 and 2004, we believe that we qualified as a REIT under the Internal Revenue Code.

         We at all times intend to conduct our business so as not to become regulated as an investment company under the Investment Company Act of 1940, as amended (the "Investment Company Act"). We rely on the exclusion provided by
Section 3(c)(5)(C) of the Investment Company Act. Section 3 ( c)(5)( C), as interpreted by the staff of the SEC, requires us to invest at least 55% of our assets in "mortgages and other liens on and interests in real estate" (or Qualifying Real Estate Assets) and a least 80% or our assets in Qualifying Real Estate Assets plus real estate related assets. The assets that we acquire, therefore, are limited by the provisions of the Investment Company Act and the rules and regulations promulgated under the Investment Company Act. We calculate that as of December 31, 2006, 2005 and 2004, we were in compliance with this requirement.

ITEM 7A    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
---------------------------------------------------------------------

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

         Our profitability and the value of our portfolio (including interest rate swaps) may be adversely affected during any period as a result of changing interest rates. The following table quantifies the potential changes in net interest income and portfolio value should interest rates go up or down 25, 50, and 75 basis points, assuming the yield curves of the rate shocks will be parallel to each other and the current yield curve. All changes in income and value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at December 31, 2006 and various estimates regarding prepayment and all activities are made at each level of rate shock. Actual results could differ significantly from these estimates.

    Change in              Projected Percentage           Projected Percentage
   Interest Rate       Change in Net Interest Income   Change in Portfolio Value
--------------------------------------------------------------------------------

-75 Basis Points                   30.92%                       1.81%
-50 Basis Points                   20.92%                       1.41%
-25 Basis Points                   10.57%                       0.90%
Base Interest Rate                    -                           -
+25 Basis Points                  (10.71%)                     (0.39%)
+50 Basis Points                  (21.53%)                     (1.18%)
+75 Basis Points                  (32.44%)                     (2.07%)


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

         The following table sets forth the estimated maturity or repricing of our interest-earning assets and interest-bearing liabilities at December 31, 2006. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except adjustable-rate loans, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature and does include the effect of the interest rate swaps. The interest rate sensitivity of our assets and liabilities in the table could vary substantially if based on actual prepayment experience.


                                 Within 3                More than 1  3 Years and
                                   Months    4-12 Months  Year to 3       Over        Total
                                                             Years
                                                    (dollars in thousands)
                                ---------------------------------------------------------------
Rate Sensitive Assets:
  Investment Securities
   (Principal)                   $3,039,168   $1,690,693  $7,443,539  $17,961,391  $30,134,791

Rate Sensitive Liabilities:
  Repurchase Agreements,
    with the effect of swaps     16,207,620    2,119,100   3,980,300    5,207,000   27,514,020
                                ---------------------------------------------------------------

Interest rate sensitivity gap   (13,168,452)    (428,407)  3,463,239   12,754,391    2,620,771
                                ===============================================================

Cumulative rate sensitivity gap (13,168,452) (13,596,859)(10,133,620)   2,620,771
                                ==================================================

Cumulative interest rate
 sensitivity gap as a
 percentage of total rate-
 sensitive assets                      (44%)        (45%)       (34%)           9%
                                ==================================================

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

ITEM 8     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------------------------------------------------------

         Our financial statements and the related notes, together with the Report of Independent Registered Public Accounting Firm thereon, are set forth on pages F-1 through [ F-19 ] of this Form 10-K.

ITEM 9     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
--------------------------------------------------------------------------
           FINANCIAL DISCLOSURE
           --------------------

         None.

ITEM 9A    CONTROLS AND PROCEDURES
----------------------------------

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


Management Report On Internal Control Over Financial Reporting


Dated:  February 26, 2007


         Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) under the Securities Exchange Act as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:


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

         The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2006. In making this assessment, the Company's management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

         Based on management's assessment, the Company's management believes that, as of December 31, 2006, the Company's internal control over financial reporting was effective based on those criteria. There have been no changes in the Company's internal controls over financial reporting that occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to affect its internal control over financial reporting.

         The Company's independent registered public accounting firm, Deloitte & Touche LLP, have issued an audit report on management's assessment of the Company's internal control over financial reporting. This report appears on page F-1 of this annual report on Form 10-K.

ITEM 9B.   OTHER INFORMATION
----------------------------

         None.

                                    PART III

ITEM 10    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
------------------------------------------------------------------

         The information required by Item 10 as to our directors is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2006. The information regarding our executive officers required by Item 10 appears in Part I of this Form 10-K. The information required by Item 10 as to our compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2006.

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

ITEM 11    EXECUTIVE COMPENSATION
---------------------------------

         The information required by Item 11 is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2006.

ITEM 12    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
-----------------------------------------------------------------------------
           RELATED STOCKHOLDER MATTERS
           ---------------------------

         The information required by Item 12 is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2006.

ITEM 13    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
-----------------------------------------------------------------------
           INDEPENDENCE
           ------------

         The information required by Item 13 is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2006.

ITEM 14    PRINCIPAL ACCOUNTANT FEES AND SERVICES
-------------------------------------------------

         The information required by Item 14 is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2006.

                                     PART IV

ITEM 15    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
---------------------------------------------------

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

3. Exhibits:
                                  EXHIBIT INDEX
Exhibit    Exhibit Description
Number

3.1 Articles of Amendment and Restatement of the Articles of Incorporation of the Registrant (incorporated by reference to Exhibit
           3.2 to the Registrant's Registration Statement on Form S-11 (Registration No. 333-32913) filed with the Securities and Exchange Commission on August 5, 1997).
3.2 Articles of Amendment of the Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant's Registration Statement on Form S-3 (Registration Statement 333-74618) filed with the Securities and Exchange Commission on June 12, 2002).
3.3 Articles of Amendment of the Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant's Form 8-K (filed with the Securities and Exchange Commission on August 3, 2006).
3.4 Form of Articles Supplementary designating the Registrant's 7.875% Series A Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share (incorporated by reference to Exhibit
           3.3 to the Registrant's 8-A filed April 1, 2004).
3.5 Articles Supplementary of the Registrant's designating an additional 2,750,000 shares of the Company's 7.875% Series A Cumulative Redeemable Preferred Stock, as filed with the State Department of Assessments and Taxation of Maryland on October 15, 2004 (incorporated by reference to Exhibit 3.2 to the Registrant's 8-K filed October 4, 2004).
3.6 Articles Supplementary designating the Registrant's 6% Series B Cumulative Convertible Preferred Stock, liquidation preference
           $25.00 per share (incorporated by reference to Exhibit 3.1 to the Registrant's 8-K filed April 10, 2006).
3.7 Bylaws of the Registrant, as amended (incorporated by reference to Exhibit 3.3 to the Registrant's Registration Statement on Form S-11 (Registration No. 333-32913) filed with the Securities and Exchange Commission on August 5, 1997).
4.1        Specimen Common Stock Certificate (incorporated by reference to
           Exhibit 4.1 to Amendment No. 1 to the Registrant's Registration Statement on Form S-11 (Registration No. 333-32913) filed with the Securities and Exchange Commission on September 17, 1997).
4.2        Specimen Preferred Stock Certificate (incorporated by reference to
           Exhibit 4.2 to the Registrant's Registration Statement on Form S-3 (Registration No. 333-74618) filed with the Securities and Exchange Commission on December 5, 2001).
4.3 Specimen Series A Preferred Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant's Registration
           Statement on Form 8-A filed with the SEC on April 1, 2004).
4.4 Specimen Series B Preferred Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant's Form 8K filed with the Securities and Exchange Commission on April 10, 2006).

10.1       Long-Term Stock Incentive Plan (incorporated by reference to
           Exhibit 10.3 to the Registrant's Registration Statement on Form
           S-11 (Registration No. 333-32913) filed with the Securities and Exchange Commission on August 5, 1997).*
10.2       Form of Master Repurchase Agreement  (incorporated by reference to
           Exhibit 10.7 to the Registrant's Registration Statement on Form S-11 (Registration No. 333-32913) filed with the Securities and Exchange Commission on August 5, 1997).
10.3 Amended and Restated Employment Agreement, effective as of June 4, 2004, between the Registrant and Michael A.J. Farrell (incorporated by reference to Exhibit 10.3 of the Registrant's Form 10-K filed with the Securities and Exchange Commission on March 10, 2005).*
10.4 Amended and Restated Employment Agreement, effective as of June 4, 2004, between the Registrant and Wellington J. Denahan
           (incorporated by reference to Exhibit 10.4 of the Registrant's
           Form 10-K filed with the Securities and Exchange Commission on March 10, 2005).*
10.5 Amended and Restated Employment Agreement, effective as of June 4, 2004,between the Registrant and Kathryn F. Fagan (incorporated by reference to Exhibit 10.5 of the Registrant's Form 10-K filed with the Securities and Exchange Commission on March 10, 2005).*
10.6 Amended and Restated Employment Agreement, effective as of June 4, 2004, between the Registrant and James P. Fortescue (incorporated by reference to Exhibit 10.7 of the Registrant's Form 10-K filed with the Securities and Exchange Commission on March 10, 2005).*
10.7 Amended and Restated Employment Agreement, dated as of January 23, 2006, between the Registrant and Jeremy Diamond.*
10.8 Amended and Restated Employment Agreement, dated as of January 23, 2006, between the Registrant and Ronald D. Kazel.*
10.9 Amended and Restated Employment Agreement, dated as of April 21, 2006, between the Registrant and Rose-Marie Lyght (incorporated by reference to Exhibit 10.9 of the Registrant's Form 10-Q filed with the Securities and Exchange Commission on May 9, 2006).*
10.10 Amended and Restated Employment Agreement, effective as of June 4, 2004, between the Registrant and Kristopher R. Konrad
           (incorporated by reference to Exhibit 10.11 of the Registrant's
           Form 10-K filed with the Securities and Exchange Commission on March 10, 2005).*
10.11 Amended and Restated Employment Agreement, dated January 23, 2006, between the Registrant and R. Nicholas Singh.*
10.12 Agreement and Plan of Merger, dated as of December 31, 2003, by and among the Registrant, Fixed Income Discount Advisory Company, FDC MergerSub, Inc., Michael A.J. Farrell, Wellington J. Denahan, Jennifer S. Karve, Kathryn F. Fagan, Jeremy Diamond, Ronald D. Kazel, Rose-Marie Lyght, Kristopher R. Konrad, and James P. Fortescue (incorporated by reference to Exhibit 99.2 to the Registrant's Form 8-K filed with the Securities and Exchange Commission on January 2,
           2004).
12.1 Computation of ratio of earnings to combined fixed charges and preferred stock dividends.
23.1       Consent of Independent Registered Public Accounting Firm.
31.1 Certification of Michael A.J. Farrell, Chairman, Chief Executive Officer, and President of the Registrant, pursuant to 18 U.S.C.
           Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Certification of Kathryn F. Fagan, Chief Financial Officer and Treasurer of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certification of Michael A.J. Farrell, Chairman, Chief Executive Officer, and President of the Registrant, pursuant to 18 U.S.C.
           Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 Certification of Kathryn F. Fagan, Chief Financial Officer and Treasurer of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* Exhibit Numbers 10.1 and 10.3-10.11 are management contracts or compensatory plans required to be filed as Exhibits to this Form 10-K.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


                                                                            Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                     F-1

CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
    DECEMBER 31, 2006, 2005,and 2004:

   Consolidated Statements of Financial Condition                           F-3

   Consolidated Statements of Operations and Comprehensive Income (Loss)    F-4

   Consolidated Statements of Stockholders' Equity                          F-5

   Consolidated Statements of Cash Flows                                    F-6

   Notes to Consolidated Financial Statements                               F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Stockholders of Annaly Capital Management, Inc.
New York, New York


     We have audited the accompanying consolidated statements of financial condition of Annaly Capital Management, Inc. and subsidiaries (the "Company") as of December 31, 2006 and 2005, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2006. We also have audited management's assessment, included in the accompanying Management Report On Internal Control Over Financial Reporting included at Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management's assessment, and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audits.


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


     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Annaly Capital Management, Inc. and subsidiaries, as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.


/s/ Deloitte & Touche LLP





New York, New York
February 26, 2007

                ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           DECEMBER 31, 2006 AND 2005
                  (dollars in thousands, except for share data)


                                           DECEMBER 31, 2006  DECEMBER 31, 2005
                                          --------------------------------------

                  ASSETS
------------------------------------------

Cash and cash equivalents                            $91,782             $4,808
Mortgage-Backed Securities, at fair value         30,167,509         15,929,864
Agency debentures, at fair value                      49,500                  -
Trading securities, at fair value                     18,365                  -
Receivable for Mortgage-Backed Securities
 sold                                                200,535             13,449
Accrued interest receivable                          146,089             71,340
Receivable for advisory and service fees               3,178              3,497
Intangible for customer relationships, net            11,184             15,183
Goodwill                                              22,966             23,122
Interest rate swaps, at fair value                     2,558                  -
Other assets                                           2,314              2,159
                                          --------------------------------------

     Total assets                                $30,715,980        $16,063,422
                                          ======================================

   LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------

Liabilities:
Repurchase agreements                            $27,514,020        $13,576,301
Payable for Mortgage-Backed Securities
 purchased                                           338,172            933,051
Trading securities sold, not yet
 purchased, at fair value                             41,948                  -
Accrued interest payable                              83,998             27,994
Dividends payable                                     39,016             12,368
Other liabilities                                          -                305
Accounts payable                                      18,816              8,837
Interest rate swaps, at fair value                    20,179                543
                                          --------------------------------------

     Total liabilities                            28,056,149         14,559,399
                                          --------------------------------------

Minority interest in equity of
 consolidated affiliate                                5,324                  -
                                          --------------------------------------

6.00% Series B Cumulative Convertible
 Preferred Stock:
4,600,000 and 0 authorized, issued and
 outstanding, respectively                           111,466                  -
                                          --------------------------------------

Stockholders' Equity:
7.875% Series A Cumulative Redeemable
 Preferred Stock:
7,637,500 authorized 7,412,500 shares
 issued and outstanding                              177,088            177,088
Common stock: par value $.01 per share;
 500,000,000 authorized,
  205,345,591 and 123,684,931 shares
   issued and outstanding,
respectively                                           2,053              1,237
Additional paid-in capital                         2,615,016          1,679,452
Accumulated other comprehensive loss                 (76,112)          (207,117)
Accumulated deficit                                 (175,004)          (146,637)
                                          --------------------------------------

     Total stockholders' equity                    2,543,041          1,504,023
                                          --------------------------------------

Total liabilities, minority interest,
 Series B Preferred Stock and
 stockholders' equity                            $30,715,980        $16,063,422
                                          ======================================

See notes to consolidated financial statements.

                ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                  YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
                (dollars in thousands, except per share amounts)

                                 For the Year    For the Year    For the Year
                                 Ended December  Ended December  Ended December
                                    31, 2006        31, 2005        31, 2004
                                ------------------------------------------------
Interest income                      $1,221,882        $705,046        $532,328

Interest expense                      1,055,013         568,560         270,116

                                ------------------------------------------------
Net interest income                     166,869         136,486         262,212

Other (loss) income:
   Investment advisory and
    service fees                         22,351          35,625          12,512
   (Loss) gain on sale of
    Investment Securities                (3,862)        (53,238)          5,215
   Gain on termination of
    interest rate swaps                  10,674               -               -
   Income from trading
    securities                            3,994               -               -
   Loss on other-than-
    temporarily impaired
    securities                          (52,348)        (83,098)              -
                                ------------------------------------------------

     Total other (loss) income          (19,191)       (100,711)         17,727
                                ------------------------------------------------

Expenses:
  Distribution fees                       3,444           8,000           2,860
  General and administrative
   expenses                              40,063          26,278          24,029
                                ------------------------------------------------
     Total expenses                      43,507          34,278          26,889
                                ------------------------------------------------

  Impairment of intangible for
   customer relationships                 2,493               -               -

  Income before income taxes and
   minority interest                    101,678           1,497         253,050

  Income taxes                            7,538          10,744           4,458
                                ------------------------------------------------

  Income (loss) before
   minority interest                     94,140          (9,247)        248,592

  Minority interest                         324               -               -
                                ------------------------------------------------

  Net Income (loss)                      93,816          (9,247)        248,592

Dividends on preferred stock             19,557          14,593           7,745
                                ------------------------------------------------

Net income available (loss
 related) to common shareholders        $74,259        ($23,840)       $240,847
                                ================================================

Net income available (loss
 related) to common shareholders
 per average common share:
  Basic                                   $0.44          ($0.19)          $2.04
                                ================================================
  Diluted                                 $0.44          ($0.19)          $2.03
                                ================================================

Weighted average number of
 common shares outstanding:
  Basic                             167,666,631     122,475,032     118,223,330
                                ================================================
  Diluted                           167,746,387     122,475,032     118,459,145
                                ================================================

Net income (loss)                       $93,816         ($9,247)       $248,592
                                ------------------------------------------------

Comprehensive income (loss):
  Unrealized gain (loss) on
   available-for sale securities         91,873        (222,110)        (68,324)
  Unrealized loss on interest
   rate swaps                            (6,404)           (543)              -
  Reclassification adjustment
   for net losses (gains)
   included in net income or
   loss                                  45,536         136,336          (5,215)
                                ------------------------------------------------
  Other comprehensive income
   (loss)                               131,005         (86,317)        (73,539)
                                ------------------------------------------------
Comprehensive income (loss)            $224,821        ($95,564)       $175,053
                                ================================================
See notes to consolidated financial statements.

                 ANNALY CAPITAL MANAGEMENT, INC.AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
                  (dollars in thousands, except per share data)

                                                            Common    Additional Other Accumulated  Retained
                                                Preferred    Stock     Paid-In     Comprehensive    (Deficit)
                                                  Stock    Par Value   Capital     Income (Loss)    Earnings      Total
                                               ----------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2003                                      $961  $1,194,159         ($47,261)      $1,361  $1,149,220
  Net Income                                                                                           248,592
  Other comprehensive loss                                                                (73,539)
  Comprehensive income                                                                                             175,053
  Exercise of stock options                                        1         855                                       856
  Net proceeds from direct purchase and
   dividend reinvestment                                           1       2,285                                     2,286
  Net proceeds from follow-on offering                           207     363,385                                   363,592
  Common shares issued in FIDAC transaction                       22      40,478                                    40,500
  Net proceeds from preferred offering           $177,077                                                          177,077
  Net proceeds from equity shelf program                          21      37,473                                    37,494
  Preferred dividends declared, $1.45 per share                                                         (7,745)     (7,745)
  Common dividends declared, $1.98 per share                                                          (237,863)   (237,863)
                                               ----------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2004                       $177,077     $1,213  $1,638,635        ($120,800)      $4,345  $1,700,470
  Net loss                                                                                              (9,247)
  Other comprehensive Loss                                                                (86,317)
  Comprehensive loss                                                                                               (95,564)
  Reduction in estimated legal cost of
   preferred offering                                  11                                                               11
  Exercise of stock options                                                  253                                       253
  Net proceeds from direct purchase and
   dividend reinvestment                                                     440                                       440
  Net proceeds from equity shelf program                          24      40,124                                    40,148
  Preferred dividends declared, $1.97 per share                                                        (14,593)    (14,593)
  Common dividends declared, $1.04 per share                                                          (127,142)   (127,142)
                                               ----------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2005                       $177,088     $1,237  $1,679,452        ($207,117)   ($146,637) $1,504,023
  Net income                                                                                            93,816
  Other comprehensive income                                                              131,005
  Comprehensive income                                                                                             224,821
  Exercise of stock options                                                  183                                       183
  Option expense                                                           1,285                                     1,285
  Net proceeds from follow-on offerings                          800     913,200                                   914,000
  Net proceeds from equity shelf program                          16      20,896                                    20,912
  Preferred Series A dividends declared $1.97
   per share                                                                                           (14,594)    (14,594)
  Preferred Series B dividends declared $1.08
   per share                                                                                            (4,966)     (4,966)
  Common dividends declared, $0.57 per share                                                          (102,623)   (102,623)

                                               ----------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2006                       $177,088     $2,053  $2,615,016         ($76,112)   ($175,004) $2,543,041
                                               ============================================================================
See notes to consolidated financial statements.

                ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004
                             (dollars in thousands)

                                                   For the Year   For the Year    For the Year
                                                        Ended          Ended          Ended
                                                   December 31,   December 31,    December 31,
                                                        2006           2005            2004
                                                   ---------------------------------------------
Cash flows from operating activities:
Net income (loss)                                        $93,816        ($9,247)       $248,592
Adjustments to reconcile net income (loss) to net
 cash provided by operating activities:
    Amortization of Mortgage Backed Securities
     premiums and discounts, net                          63,625        154,309         179,602
    Amortization of intangibles                            1,589            571             130
    Loss (gain) on sale of Investment Securities           3,862         53,238          (5,215)
    Gain on termination of interest rate swaps           (10,674)             -               -
    Stock option expense                                   1,285             56             317
    Net realized gain on trading investments              (1,200)             -               -
    Unrealized depreciation on trading investments         1,180              -               -
    Market value adjustment on long-term repurchase
     agreements                                             (149)        (2,514)         (1,133)
    Loss on other-than-temporarily impaired
     securities                                           52,348         83,098               -
    Impairment of intangibles                              2,493              -               -
    (Increase) decrease in accrued interest
     receivable                                          (76,224)        10,555         (27,964)
    Increase in other assets                                (238)          (425)         (1,749)
    Purchase of trading investments                      (44,200)             -               -
    Proceeds from sale of trading securities              28,838              -               -
    Purchase of trading securities sold, not yet
     purchased                                           (16,096)             -               -
    Proceeds for securities sold, not yet purchased       55,073              -               -
    (Decrease) increase in advisory and service
     fees receivable                                         319         (1,138)           (795)
    Increase (decrease) in interest payable               56,004         (7,727)         20,732
    Increase in accrued expenses and other
     liabilities                                           9,978            753           4,400
                                                   ---------------------------------------------
         Net cash provided by operating activities       221,629        281,529         416,917
                                                   ---------------------------------------------
Cash flows from investing activities:
  Purchase of Mortgage-Backed Securities             (23,196,076)    (7,416,869)    (14,147,323)
  Proceeds from sale of Investment Securities          3,040,984      3,231,219         596,962
  Principal payments of Mortgage-Backed Securities     5,115,693      7,053,867       6,495,911
  Purchase of agency debentures                                -              -        (250,000)
  Proceeds from called agency debentures                       -        130,000         845,000
  Cash from FIDAC acquisition                                  -              -           2,526
                                                   ---------------------------------------------
       Net cash (used in) provided by investing
        activities                                   (15,039,399)     2,998,217      (6,456,924)
                                                   ---------------------------------------------
Cash flows from financing activities:
  Proceeds from repurchase agreements                292,418,807    245,514,548     152,739,827
  Principal payments on repurchase agreements       (278,481,088)  (248,646,126)   (147,045,071)
  Proceeds from exercise of stock options                    183            197             539
  Proceeds from termination of interest rate swaps        10,674              -               -
  Proceeds from direct purchase and dividend
   reinvestment                                                -            440           2,286
  Net proceeds from follow-on offerings                  914,000              -         363,592
  Net proceeds from preferred stock offering             111,466              -         177,077
  Net proceeds from equity shelf program and ATM
   Equity Sales Agreement                                 20,912         40,148          37,494
  Minority interest                                        5,324
  Dividends paid                                         (95,534)      (189,998)       (230,131)
                                                   ---------------------------------------------
       Net cash provided by (used in) financing
        activities                                    14,904,744     (3,280,791)      6,045,613
                                                   ---------------------------------------------

Net increase (decrease) in cash and cash
 equivalents                                              86,974         (1,045)          5,606

Cash and cash equivalents, beginning of year               4,808          5,853             247
                                                   ---------------------------------------------

Cash and cash equivalents, end of year                   $91,782         $4,808          $5,853
                                                   =============================================

Supplemental disclosure of cash flow information:
  Interest paid                                         $999,009       $576,287        $249,384
                                                   =============================================
  Taxes paid                                              $7,242        $11,740          $3,462
                                                   =============================================
Noncash financing activities:
  Net change in unrealized loss on available-for-
   sale securities and interest rate swaps, net of
   reclassification adjustment                          $131,005       ($86,317)       ($73,539)
                                                   =============================================
  Dividends declared, not yet paid                       $39,016        $12,368         $60,632
                                                   =============================================
Noncash investing and financing activities:
  Noncash acquisition of FIDAC                                 -              -         $40,500
                                                   =============================================
See notes to consolidated financial statements.

                ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
--------------------------------------------------------------------------------

1.    ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

          Annaly Capital Management, Inc. (the "Company") was incorporated in Maryland on November 25, 1996. The Company changed its name from Annaly Mortgage Management, Inc. to Annaly Capital Management, Inc. effective August 2, 2006. The Company commenced its operations of purchasing and managing an investment portfolio of mortgage-backed securities on February 18, 1997, upon receipt of the net proceeds from the private placement of equity capital. An initial public offering was completed on October 14, 1997. The Company is a real estate investment trust (REIT) under the Internal Revenue Code of 1986, as amended. The Company acquired Fixed Income Discount Advisory Company ("FIDAC") on June 4, 2004. FIDAC is a registered investment advisor and is a taxable REIT subsidiary of the Company. On June 27, 2006, the Company made a majority equity investment of 90% in an affiliated investment fund (the "Fund"). At December 31, 2006, the Fund was invested 100% in equity investments.

A summary of the Company's significant accounting policies follows:

          The consolidated financial statements include the accounts of the Company, FIDAC and the Fund. All intercompany balances and transactions have been eliminated. The minority shareholder in the Fund is reflected as minority interest in the consolidated financial statements.

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

      Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been lower than carrying value, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Unrealized losses on Investment Securities that are considered other than temporary, as measured by the amount of decline in fair value attributable to other-than-temporary factors, are recognized in income and the cost basis of the Investment Securities is adjusted. The loss on other-than-temporarily impaired securities was $52.3 million during the year ended December 31, 2006 and $83.1 million during the year ended December 31, 2005. There were no impairment losses recognized in 2004.

      SFAS No. 107, Disclosure About Fair Value of Financial Instruments, requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. The fair value of Mortgage-Backed Securities and agency debentures available-for-sale and interest rate swaps is equal to their carrying value presented in the consolidated statements of financial condition. The fair value of trading securities and trading securities sold, not yet purchased is equal to their estimated fair value presented in the consolidated statements of financial condition. The fair value of cash and cash equivalents, accrued interest receivable, receivable for securities sold, receivable for advisory and service fees, repurchase agreements, with less than a one year maturity date, and payable for mortgage-backed securities purchased, dividends payable, accounts payable, and accrued interest payable, generally approximates cost as of December 31, 2006 due to the short term nature of these financial instruments.

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

      Investment Securities transactions are recorded on the trade date. Purchases of newly-issued securities are recorded when all significant uncertainties regarding the characteristics of the securities are removed, generally shortly before settlement date. Realized gain and losses on sale of Investment Securities are determined on the specific identification basis.


      Derivative Financial Instruments/Hedging Activity-- The Company hedges interest rate risk through the use of derivative financial instruments, comprised of interest rate caps and interest rate swaps (collectively, "Hedging Instruments"). The Company accounts for Hedging Instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, ("SFAS 133") as amended and interpreted. The Company carries all Hedging Instruments at their fair value, as assets, if their fair value is positive, or as liabilities, if their fair value is negative. As the Company's interest rate swaps are designated as cash flow hedges under SFAS No. 133, the change in the fair value of any such derivative is recorded in other comprehensive income or loss for hedges that qualify as effective. At December 31, 2006 the Company did not have any interest rate caps. The ineffective amount of all Hedging Instruments, if any, is recognized in earnings each year. To date, the Company has not recognized any change in the value of its interest rate swaps in earnings as a result of the hedge or a portion thereof being ineffective.

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

         Trading Securities and Trading Securities sold, not yet purchased - Trading securities and trading securities sold, not yet purchased, are included in the balance sheet as a result of consolidating the financial statements of the Fund, and are carried at fair value at December 31, 2006. The realized and unrealized gains and losses from trading securities are recorded in the income from trading securities balance in the accompanying consolidated statements of operations.

            Trading account securities sold, not yet purchased represent obligations of the Fund to deliver the specified security at the contracted price, and thereby create a liability to purchase the security in the market at prevailing prices.

      Repurchase Agreements - The Company finances the acquisition of its Investment Securities through the use of repurchase agreements. Repurchase agreements are treated as collateralized financing transactions and are carried at their contractual amounts, including accrued interest, as specified in the respective agreements.

      Cumulative Convertible Preferred Stock- The Company classifies its Series B Cumulative Convertible Preferred Stock on the consolidated statements of financial condition using the guidance in SEC Accounting Series Release No. 268, Presentation in Financial Statements of "Redeemable Preferred Stocks," and Emerging Issues Task Force ("EITF") Topic D-98, Classification and Measurement of Redeemable Securities. The Series B Cumulative Convertible Preferred Stock contains fundamental change provisions that allow the holder to redeem the preferred stock for cash if certain events occur. As redemption under these provisions is not solely within the Company's control, the Company has classified the Series B Cumulative Convertible Preferred Stock as temporary equity in the accompanying consolidated statement of financial condition.

      The Company has analyzed whether the embedded conversion option should be bifurcated under the guidance in SFAS No. 133 and EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, and has determined that bifurcation is not necessary.

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

      Use of Estimates - The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Intangible assets - The Company's acquisition of FIDAC was accounted for using the purchase method. Under the purchase method, net assets and results of operations of acquired companies are included in the consolidated financial statements from the date of acquisition. In addition, the cost of FIDAC was allocated to the assets acquired, including identifiable intangible assets, and the liabilities assumed based on their estimated fair values at the date of acquisition. The excess of purchase price over the fair value of the net assets acquired was recognized as goodwill. Intangible assets are periodically (but not less frequently than annually) reviewed for potential impairment. Intangible assets with an estimated useful life are expected to amortize over a 8.7 year weighted average time period. During the year ended December 31, 2006, the Company recognized $2.5 million in impairment losses on intangible assets relating to customer relationships. During the years ended December 31, 2005 and 2004, the Company did not have impairment losses.

      Stock-Based Compensation - On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (Revised 2004) - Share-Based Recent Payment ("SFAS No. 123R"). SFAS No. 123R, which replaces SFAS No. 123, requires the Company to measure and recognize in the financial statements the compensation cost relating to share-based payment transactions. The compensation cost should be reassessed based on the fair value of the equity instruments issued. We adopted SFAS No. 123R effective January 1, 2006 under the modified prospective transition method. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted or modified on or after January 1, 2006 and for the unvested portion of all outstanding awards that remain outstanding at the date of adoption. The adoption of SFAS No. 123R resulted in total stock-based compensation expense of approximately $1.3 million for the year ended December 31, 2006.

          The Company elected to recognize compensation expense on a straight-line basis over the requisite service period for the entire award (that is, over the requisite service period of the last separately vesting portion of the award). We estimate fair value using the Black-Scholes valuation model. The assumptions used to value the options granted during the year ended December 31, 2006 are as follows: Expected volatility of 26.50%, expected dividends of 5.57%, expected term in years of 6.8 and risk-free rate of 4.6%. Assumptions used to estimate the compensation expense are determined as follows:

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

                                              For the             For the
                                             Year Ended          Year Ended
                                         December 31, 2005   December 31, 2004
Net (loss) income available to common
 shareholders, as reported                         ($23,840)           $240,847
Deduct: Total stock-based employee
 compensation expense determined under
 fair value based method                               (357)               (149)
                                        ----------------------------------------
Pro-forma net (loss) income available to
 common shareholers                                ($24,197)           $240,698
                                        ========================================
Net (loss) income per share available to
 common shareholders, as reported:
  Basic                                              ($0.19)              $2.04
                                        ========================================
  Diluted                                            ($0.19)              $2.03
                                        ========================================

Pro-forma net income per share available
 to common shareholders:
  Basic                                              ($0.20)              $2.03
                                        ========================================
  Diluted                                            ($0.20)              $2.03
                                        ========================================

      Recent Accounting Pronouncements - SEC Staff Accounting Bulletin No. 108 -- In September 2006 the SEC issued Staff Accounting Bulletin (SAB) No. 108 "Considering the effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements" (SAB 108), which expresses the Staff's views regarding the process of quantifying financial statement misstatements. SAB 108 is effective for annual financial statements covering the fiscal year ending after November 15, 2006. Registrants are required to quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. The techniques most commonly used in practice to accumulate and quantify misstatements are generally referred to as the "rollover" (current year income statement perspective) and "iron curtain" (year-end balance perspective) approaches. The financial statements would require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors. The adoption of SAB 108 on December 31, 2006 has no effect on the Company's consolidated financial statements.

      In April 2006, the FASB issued FSP FIN 46(R)-6, Determining the Variability to be Considered When Applying FASB Interpretation No. 46(R)("FIN 46(R)-6"). FIN 46(R)-6 addresses the approach to determine the variability to consider when applying FIN 46(R). The variability that is considered in applying Interpretation 46(R) may affect (i) the determination as to whether an entity is a variable interest entity ("VIE"), (ii) the determination of which interests are variable in the entity, (iii) if necessary, the calculation of expected losses and residual returns on the entity, and (iv) the determination of which party is the primary beneficiary of the VIE. Thus, determining the variability to be considered is necessary to apply the provisions of Interpretation 46(R). FIN 46(R)-6 is required to be prospectively applied to entities in which the Company first become involved after July 1, 2006 and would be applied to all existing entities with which the Company is involved if and when a "reconsideration event" (as described in FIN 46) occurs. The adoption did not have a material impact on the consolidated financial statements of the Company.

      In February 2006, the FASB issued FAS No. 155, Accounting for Certain Hybrid Instruments ("FAS 155"), an amendment of FASB Statements No. 133 and 140. Among other things, FAS 155: (i) permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of FAS 133; (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation;
(iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (v) amends FAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. FAS 155 is effective for all financial instruments acquired or issued by the Company after December 31, 2006.

      On September 25, 2006, the FASB met and proposed a scope exception under FAS 155 for securitized interests that only contain an embedded derivative that is tied to the prepayment risk of the underlying pre-payable financial assets, and for which the investor does not control the right to accelerate the settlement. If a securitized interest contains any other embedded derivative (for example, an inverse floater), then it would be subject to the bifurcation tests in FAS 133, as would securities purchased at a significant premium. The FASB plans to issue their final position in early 2007.

      In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 ("FIN 48"), and related implementation issues. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a threshold and measurement attribute for recognition in the financial statements of an asset or liability resulting from a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective as of the beginning of fiscal years that begin after December 15, 2006. The implement of FIN 48 is not expected to have a material impact on the Company's consolidated financial statements.

      In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of its financial instruments according to a fair value hierarchy (i.e., levels 1, 2, and 3, as defined). Additionally, companies are required to provide enhanced disclosure regarding instruments in the level 3 category (which require significant management judgment), including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS No. 157 is effective for the Company on January 1, 2008. The Company is currently evaluating the impact adoption of SFAS No. 157 may have on its consolidated financial statements.

      Proposed Accounting Pronouncements- The FASB has added an item to its current proposed amendment relating to the accounting treatment under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities of transactions where assets purchased from a particular counterparty are financed via a repurchase agreement with the same counterparty. Currently, the Company records such assets and the related financing in the consolidated statement of financial condition, and the corresponding interest income and interest expense in the Company's consolidated statement of operations and comprehensive (loss) income. For assets representing available-for-sale investment securities, as in the Company's case, any change in fair value is reported through other comprehensive income under SFAS No. 115, with the exception of impairment losses, which are recorded in the consolidated statement of operations and comprehensive (loss) income as realized losses.

        However, a transaction where assets are acquired from and financed under a repurchase agreement with the same counterparty may not qualify for a sale treatment by a seller under an interpretation of SFAS No. 140, which would require the seller to continue to carry such sold assets on their books based on their "continuing involvement" with such assets. Depending on the ultimate outcome of the FASB deliberations, the result may be that the Company would be precluded from recording the assets purchased in the transaction described above as well as the related financing in the Company's consolidated statement of financial condition and would instead be treating the Company's net investment in such assets as a derivative.

      This potential change in accounting treatment would not affect the economic substance of the transactions but would affect how the transactions would be reported in the Company's financial statements. The Company's cash flows, liquidity and ability to pay a dividend would be unchanged, and the Company does not believe the Company's taxable income or net equity would be affected.

      2. MORTGAGE-BACKED SECURITIES

         The following tables present the Company's available-for-sale Mortgage-Backed Securities portfolio as of December 31, 2006 and 2005:

                                                              Government
                        Federal Home Loan Federal National     National
                             Mortgage         Mortgage         Mortgage       Total Mortgage-
December 31, 2006           Corporation      Association      Association    Backed Securities
                        -----------------------------------------------------------------------
                                                (dollars in thousands)
Mortgage-Backed
 Securities, gross            $10,675,235      $19,085,218         $324,338        $30,084,791
Unamortized discount              (21,332)         (56,517)            (204)           (78,053)
Unamortized premium                82,707          133,164            3,271            219,142
                        -----------------------------------------------------------------------
Amortized cost                 10,736,610       19,161,865          327,405         30,225,880

Gross unrealized gains             35,174           74,498              366            110,038
Gross unrealized losses           (73,125)         (92,548)          (2,736)          (168,409)
                        -----------------------------------------------------------------------

Estimated fair value          $10,698,659      $19,143,815         $325,035        $30,167,509
                        =======================================================================
                                          Gross Unrealized Gross Unrealized   Estimated Fair
                          Amortized Cost         Gain             Loss             Value
                        -----------------------------------------------------------------------
                                                (dollars in thousands)
Adjustable rate                $8,546,363          $12,764         ($61,483)        $8,497,644

Fixed rate                     21,679,517           97,274         (106,926)        21,669,865
                        -----------------------------------------------------------------------

Total                         $30,225,880         $110,038        ($168,409)       $30,167,509
                        =======================================================================


                                                              Government
                        Federal Home Loan Federal National     National
                             Mortgage         Mortgage         Mortgage       Total Mortgage-
December 31, 2005           Corporation      Association      Association    Backed Securities
                        -----------------------------------------------------------------------
                                                (dollars in thousands)
Mortgage-Backed
 Securities, gross             $5,689,898       $9,881,672         $344,231        $15,915,801
Unamortized discount               (4,043)         (17,345)             (62)           (21,450)
Unamortized premium                92,228          144,726            5,133            242,087
                        -----------------------------------------------------------------------
Amortized cost                  5,778,083       10,009,053          349,302         16,136,438

Gross unrealized gains              3,174            1,853                -              5,027
Gross unrealized losses           (80,733)        (124,330)          (6,538)          (211,601)
                        -----------------------------------------------------------------------

Estimated fair value           $5,700,524       $9,886,576         $342,764        $15,929,864
                        =======================================================================
                                          Gross Unrealized Gross Unrealized   Estimated Fair
                          Amortized Cost         Gain             Loss             Value
                        -----------------------------------------------------------------------
                                                (dollars in thousands)
Adjustable rate                $9,844,261           $3,973        ($120,480)         9,727,754

Fixed rate                      6,292,177            1,054          (91,121)         6,202,110
                        -----------------------------------------------------------------------

Total                         $16,136,438           $5,027        ($211,601)       $15,929,864
                        =======================================================================

         Actual maturities of Mortgage-Backed Securities are generally shorter than stated contractual maturities. Actual maturities of the Company's Mortgage-Backed Securities are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal. The following table summarizes the Company's mortgage-backed securities on December 31, 2006 and 2005 according to their estimated weighted-average life classifications:


                                      December 31, 2006             December 31, 2005
     Weighted-Average Life       Fair Value   Amortized Cost   Fair Value    Amortized Cost
                                                   (dollars in thousands)
--------------------------------------------------------------------------------------------
Less than one year                  $379,967        $382,268       $508,851        $514,560
Greater than one year and less
 than five years                  21,788,975      21,851,659     12,648,106      12,824,736
Greater than or equal to five
 years                             7,998,567       7,991,953      2,772,907       2,797,142

                                ------------------------------------------------------------
Total                            $30,167,509     $30,225,880    $15,929,864     $16,136,438
                                ============================================================


         The weighted-average lives of the mortgage-backed securities at December 31, 2006 and 2005 in the table above are based upon data provided through subscription-based financial information services, assuming constant principal prepayment rates to the reset date of each security. The prepayment model considers current yield, forward yield, steepness of the yield curve, current mortgage rates, mortgage rate of the outstanding loans, loan age, margin and volatility.

         Mortgage-Backed Securities with a carrying value of $7.0 billion were in a continuous unrealized loss position over 12 months at December 31, 2006 in the amount of $138.2 million. Mortgage-Backed Securities with a carrying value of $6.4 billion were in a continuous unrealized loss position for less than 12 months at December 31, 2006 in the amount of $30.2 million. Mortgage-Backed Securities with a carrying value of $4.6 billion were in a continuous unrealized loss position over 12 months at December 31, 2005 in the amount of $111.1 million. Mortgage-Backed Securities with a carrying value of $8.4 billion were in a continuous unrealized loss position for less than 12 months at December 31, 2005 in the amount of $100.5 million. The decline in value of these securities is solely due to increases in interest rates. All of the Mortgage-Backed Securities are "AAA" rated or carry an implied "AAA" rating. During the years ended December 31, 2006 and 2005, the Company recorded impairment losses of $52.3 million and $83.1 million, respectively. The remaining investments are not considered other-than-temporarily impaired since the Company currently has the ability and intent to hold the investments for a period of time or to maturity, if necessary, sufficient for a forecasted market price recovery up to or beyond the cost of the investments. Also, the Company is guaranteed payment on the par value of the securities.

         The adjustable rate Mortgage-Backed Securities are limited by periodic caps (generally interest rate adjustments are limited to no more than 1% every nine months) and lifetime caps. The weighted average lifetime cap was 9.8% at December 31, 2006 and 10.3% at December 31, 2005.

         During the year ended December 31, 2006, the Company realized $3.9 million in net losses from sales of Investment Securities. During year ended December 31, 2005, the Company realized $53.2 million in net gains from sales of Mortgage-Backed Securities.

3.       AGENCY DEBENTURES

         At December 31, 2006, the Company owned agency debentures with a carrying value of $49.6 million, including the unrealized loss of $120,000. At December 31, 2005, the Company did not own agency debentures.

4.    REPURCHASE AGREEMENTS

         The Company had outstanding $27.5 billion and $13.6 billion of repurchase agreements with weighted average borrowing rates of 5.14% and 4.16%, and weighted average remaining maturities of 125 days and 79 days as of December 31, 2006 and December 31, 2005, respectively. Investment Securities pledged as collateral under these repurchase agreements had an estimated fair value of $28.6 billion at December 31, 2006 and $14.3 billion at December 31, 2005.

         At December 31, 2006 and December 31, 2005, the repurchase agreements had the following remaining maturities:

                         December 31, 2006              December 31, 2005
                                      (dollars in thousands)
                      ---------------------------------------------------------
Within 30 days                       $22,778,703                   $10,575,945
30 to 59 days                          2,285,317                     1,250,356
60 to 89 days                            200,000                             -
90 to 119 days                                 -                             -
Over 120 days                          2,250,000                     1,750,000
                      --------------------------- -----------------------------
Total                                $27,514,020                   $13,576,301
                      =========================== =============================

      The Company did not have an amount at risk greater than 10% of the equity of the Company with any counterparties as of December 31, 2006.

      The Company had an amount at risk greater than 10% of the equity of the Company with the following counterparty at December 31, 2005.

                                  Amount at risk(1)        Weighted average days
                               (dollars in thousands)            to maturity
                             ---------------------------------------------------
UBS Securities LLC                             $179,959              121

(1) Equal to the sum of fair value of securities sold plus accrued interest income minus the sum of repurchase agreements plus accrued interest expense.

         The Company has entered into repurchase agreements which provide the counterparty with the right to call the balance prior to maturity date. The repurchase agreements totaled $1.4 billion and the market value of the option to call is $1.4 million. Management has determined that the call option is not required to be bifurcated under the provisions of FASB No. 133 as it is deemed clearly and closely related to the debt instrument, therefore the option value is not recorded in the consolidated financial statements.

5.       INTEREST RATE SWAPS

         In connection with the Company's interest rate risk management strategy, the Company hedges a portion of its interest rate risk by entering into derivative financial instrument contracts. As of December 31, 2006, such instruments are comprised of interest rate swaps, which in effect modify the cash flows on repurchase agreements. The use of interest rate swaps creates exposure to credit risk relating to potential losses that could be recognized if the counterparties to these instruments fail to perform their obligations under the contracts. In the event of a default by the counterparty, the Company could have difficulty obtaining its Mortgage-Backed Securities pledged as collateral for swaps. The Company does not anticipate any defaults by its counterparties.

         The Company's swaps are used to lock-in the fixed rate related to a portion of its current and anticipated future 30-day term repurchase agreements.

The table below presents information about the Company's swaps outstanding at December 31, 2006.

    Notional Amount     Weighted Average  Weighted Average     Net Estimated Fair
 (dollars in thousands)      Pay Rate        Receive Rate      Value/Carrying Value
                                                             (dollars in thousands)
-------------------------------------------------------------------------------------
             $9,328,000             5.17%              5.35%                ($17,621)

         In 2006, the Company had a $10.7 million realized gain on the termination of interest rate swaps with a notional value of $1.2 billion. At December 31, 2005, there were no swap contracts that had settled.

6.     PREFERRED STOCK AND COMMON STOCK

               (A) Stock Issuances

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

         On August 3, 2006, the Company entered into an ATM Equity Offering(sm) Sales Agreement with Merrill Lynch & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch"), relating to the sale of shares of its common stock from time to time through Merrill Lynch. Sales of the shares, if any, are made by means of ordinary brokers' transaction on the New York Stock Exchange. During the year ended December 31, 2006, 500,000 shares of the Company's common stock were issued pursuant to this program, totaling $6.7 million in net proceeds.

         On August 3, 2006, the Company entered into an ATM Equity Sales Agreement with UBS Securities LLC ("UBS Securities"), relating to the sale of shares of its common stock from time to time through UBS Securities. Sales of the shares, if any, are made by means of ordinary brokers' transaction on the New York Stock Exchange. During the year ended December 31, 2006, no shares of the Company's common stock were issued pursuant to this program.

         During the year ended December 31, 2006, the Company declared dividends to common shareholders totaling $102.6 million or $.57 per share, of which $39.0 million were paid on January 26, 2007. During the year ended December 31, 2006, the Company declared and paid dividends to Series A preferred shareholders totaling $14.6 million or $1.97 per share and Series B Preferred shareholders totaling $5.0 million or $1.08 per share. During the year ended December 31, 2006, 1,098,500 shares of the Company's common stock were issued through the Equity Shelf Program, totaling net proceeds of $14.2 million. During the year ended December 31, 2006, 22,160 options were exercised under the long-term compensation plan for an aggregate exercise price of $183,000.

         During the year ended December 31, 2005, the Company declared dividends to common shareholders totaling $127.1 million, the Company declared and paid dividends to preferred shareholders totaling $14.6 million or $1.97 per share. During the twelve months ended December 31, 2005, 2,381,550 shares of the Company's common stock were issued through the Equity Shelf Program, totaling net proceeds of $40.1 million. During the year ended December 31, 2005, 16,128 options were exercised under the long-term compensation plan for an aggregate exercise price of $253,000. In addition, 24,253 common shares were sold through the dividend reinvestment and direct purchase program for $440,000 during the year ended December 31, 2005.

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

         (B) Preferred  Stock

         At December 31, 2006, the Company had issued and outstanding 7,412,500 shares of Series A Cumulative Redeemable Preferred Stock, with a par value $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The Series A preferred stock must be paid a dividend at a rate of 7.875% per year on the $25.00 liquidation preference before the common stock is entitled to receive any dividends. The Series A preferred stock is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not declared) exclusively at the Company's option commencing on April 5, 2009 (subject to the Company's right under limited circumstances to redeem the Series A preferred stock earlier in order to preserve its qualification as a REIT). The Series A preferred stock is senior to the Company's common stock and is on parity with the Series B preferred stock with respect to dividends and distributions, including distributions upon liquidation, dissolution or winding up. The Series A preferred stock generally does not have any voting rights, except if the Company fails to pay dividends on the Series A preferred stock for six or more quarterly periods (whether or not consecutive). Under such circumstances, the Series A preferred stock, together with the Series B preferred stock, will be entitled to vote to elect two additional directors to the Board, until all unpaid dividends have been paid or declared and set apart for payment. In addition, certain material and adverse changes to the terms of the Series A preferred stock cannot be made without the affirmative vote of holders of at least two-thirds of the outstanding shares of Series A preferred stock and Series B preferred stock. Through December 31, 2006, the Company had declared and paid all required quarterly dividends on the Series A preferred stock.

         At December 31, 2006, the Company had issued and outstanding 4,600,000 shares of Series B Cumulative Convertible Preferred Stock, with a par value $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The Series B preferred stock must be paid a dividend at a rate of 6% per year on the $25.00 liquidation preference before the common stock is entitled to receive any dividends.

         The Series B preferred stock is not redeemable. The Series B preferred stock is convertible into shares of common stock at a conversion rate that adjusts from time to time upon the occurrence of certain events, including if the Company distributes to its common shareholders in any calendar quarter cash dividends in excess of $0.11 per share. Initially, the conversion rate was
1.7730 shares of common shares per $25 liquidation preference. Commencing April 5, 2011, the Company has a right in certain circumstances to convert each Series B preferred stock into a number of common shares based upon the then prevailing conversion rate. The Series B preferred stock is also convertible into common shares at the option of the Series B preferred shareholder at any time at the then prevailing conversion rate. The Series B preferred stock is senior to the Company's common stock and is on parity with the Series A preferred stock with respect to dividends and distributions, including distributions upon liquidation, dissolution or winding up. The Series B preferred stock generally does not have any voting rights, except if the Company fails to pay dividends on the Series B preferred stock for six or more quarterly periods (whether or not consecutive). Under such circumstances, the Series B preferred stock, together with the Series A preferred stock, will be entitled to vote to elect two additional directors to the Board, until all unpaid dividends have been paid or declared and set apart for payment. In addition, certain material and adverse changes to the terms of the Series B preferred stock cannot be made without the affirmative vote of holders of at least two-thirds of the outstanding shares of Series B preferred stock and Series A preferred stock. Through December 31, 2006, the Company had declared and paid all required quarterly dividends on the Series B preferred stock.

7.       NET INCOME (LOSS) PER COMMON SHARE

         The following table presents a reconciliation of the net income (loss) and shares used in calculating basic and diluted earnings per share for the years ended December 31, 2006, 2005 and 2004.

                                                   For the year ended
                                        December 31,  December 31,  December 31,
                                             2006        2005          2004
                                        ----------------------------------------

Net income (loss)                            $93,816      ($9,247)     $248,592
Less: Preferred stock dividends               19,557       14,593         7,745
                                        ----------------------------------------
Net income available (loss related) to
 common shareholders                         $74,259     ($23,840)     $240,847
                                        ========================================

Weighted average shares of common stock
 outstanding-basic                           167,667      122,475       118,223
Add: Effect of dilutive stock options             79            -           236
                                        ----------------------------------------
Weighted average shares of common stock
 outstanding-diluted                         167,746      122,475       118,459
                                        ========================================

         The Series B Cumulative Convertible Preferred Stock was anti-dilutive for the year ended December 31, 2006. Because the Company had a net loss related to common shareholders for the year ended December 31, 2005, options to purchase 2,333,593 shares of common stock were considered anti-dilutive for the year ended December 31, 2005. Options to purchase 12,500 of common stock were outstanding and considered anti-dilutive as their exercise price exceeded the average stock price for the year ended December 31, 2004.

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

                                                 For the years ended
                             December 31, 2006     December 31, 2005    December 31, 2004
                          ------------------------------------------------------------------
                                      Weighted              Weighted             Weighted
                                       Average               Average              Average
                          Number of    Exercise  Number of  Exercise  Number of   Exercise
                             Shares      Price     Shares     Price     Shares      Price
                          ------------------------------------------------------------------
Options outstanding at the
 beginning of year         2,333,593      $16.10  1,645,721     $15.66  1,063,259    $14.28
Granted                      737,250       11.72    737,750      17.08    639,750     17.39
Exercised                    (22,160)       8.25    (16,128)     12.21    (57,288)     9.40
Forfeited                    (60,000)      15.39          -          -          -         -
Expired                       (3,688)      13.69    (33,750)     17.87          -         -
                          ------------------------------------------------------------------
Options outstanding at the
 end of year               2,984,995      $15.10  2,333,593     $16.10  1,645,721    $15.66
                          ==================================================================
Options exercisable at the
 end of the year           1,298,496      $15.28    831,906     $13.84    540,721    $11.62

         The weighted average remaining contractual term was approximately 7.3 years for stock options outstanding and approximately 5.9 years for stock options exercisable as of December 31, 2006. As of December 31, 2006, there was approximately $2.8 million of total unrecognized compensation cost related to nonvested share-based compensation awards. That cost is expected to be recognized over a weighted average period of 2.6 years.

The following table summarizes information about stock options outstanding at December 31, 2006:

                                          Weighted       Weighted Average                  Weighted      Weighted Average
                                           Average          Remaining                      Average          Remaining
                          Total        Exercise Price    Contractual Life      Total       Exercise      Contractual Life
 Range of Exercise       Options          on Total       (Years) on Total     Options      Price on         (Years) on
      Prices           Outstanding       Outstanding       Outstanding      Exercisable  Exercisable       Exercisable
----------------------------------------------------------------------------------------------------------------------------

 $7.94-$19.99               2,974,995           $15.08         7.34           1,288,496     $15.24             5.97
$20.00-$29.99                  10,000            20.53         0.99              10,000      20.53             0.99

                     ----------------- ---------------- ------------------- ------------ ------------- ---------------------
                            2,984,995           $15.10         7.32          1,298,496      $15.28             5.93
                     ================= ================ =================== ============ ============= =====================

9.    INCOME TAXES

         As a REIT, the Company is not subject to Federal income tax on earnings distributed to its shareholders. Most states recognize REIT status as well. The Company has decided to distribute the majority of its income and retain a portion of the permanent difference between book and taxable income arising from
Section 162(m) of the Code pertaining to employee remuneration.

         During the year ended December 31, 2006, the Company recorded $3.1 million of income tax expense for income attributable to FIDAC, its taxable REIT subsidiary, and the portion of earnings retained based on Code Section 162(m) limitations. During the year ended December 31, 2006, the Company recorded $4.5 million of income tax expense for a portion of earnings retained based on
Section 162(m) limitations. The statutory combined federal, state, and city corporate tax rate is 45%. This amount is applied to the amount of estimated REIT taxable income retained (if any, and only up to 10% of ordinary income as all capital gain income is distributed) and to taxable income earned at the taxable subsidiaries. Thus, as a REIT, our effective tax rate is significantly less as we are allowed to deduct dividend distributions.

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

         During the year ended December 31, 2004, the Company recorded $4.5 million of income tax expense for income attributable to FIDAC and the portion of earnings retained based on Code Section 162(m) limitations.

10.   LEASE COMMITMENTS

         The Company has a noncancelable lease for office space, which commenced in May 2002 and expires in December 2009. Office rent expense was $618,000, $573,000, and $591,000 for the years ended December 31, 2006, 2005 and 2004, respectively. The expense was net of sub-lease payments received of $91,000, $84,000, and $7,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

         The Company's aggregate future minimum lease payments are as follows:

                                                          Total per Year
                                                      (dollars in thousands)
                  2007                                                   $532
                  2008                                                    532
                  2009                                                    532
                                                      ------------------------
                  Total remaining lease payments                       $1,596
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

         The Company seeks to manage the extent to which net income changes as a function of changes in interest rates by matching adjustable-rate assets with variable-rate borrowings. The Company may seek to mitigate the potential impact on net income of periodic and lifetime coupon adjustment restrictions in the portfolio of Investment Securities by entering into interest rate agreements such as interest rate caps and interest rate swaps. As of December 31, 2006, the Company entered into interest rate swaps to pay a fixed rate and receive a floating rate of interest, with total notional amount of $9.3 billion.

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

13.      SUMMARIZED QUARTERLY RESULTS (UNAUDITED)

         The following is a presentation of the quarterly results of operations for the year ended December 31, 2006.

                                              March 31,    June 30,  September 30,  December 31,
                                                2006        2006         2006           2006
                                                (dollars in thousands, except per share data)
                                            ------------------------------------------------------
Interest income                                 $194,882    $280,171      $339,737       $407,092

                                            ------------------------------------------------------
Interest expense                                 167,512     242,473       295,726        349,302
                                            ------------------------------------------------------

                                            ------------------------------------------------------
Net interest income                               27,370      37,698        44,011         57,790
                                            ------------------------------------------------------

Other (loss) income:
  Investment advisory and service fees             6,997       5,210         4,966          5,178
  (Loss) gain on sale of Investment
   Securities                                     (7,006)     (1,239)         (446)         4,829
  Gain on termination of interest rate swaps           -           -         8,414          2,260
  Income from trading securities                       -           -           612          3,382
  Loss on other-than-temporarily impaired
   securities                                    (26,730)    (20,114)            -         (5,504)
                                            ------------------------------------------------------

      Total other (loss) income                  (26,739)    (16,143)       13,546         10,145
                                            ------------------------------------------------------

Expenses:
  Distribution fees                                1,170         755           724            795
  General and administrative expenses              7,177       8,985        11,682         12,219
                                            ------------------------------------------------------
      Total expenses                               8,347       9,740        12,406         13,014
                                            ------------------------------------------------------

Impairment of intangible for customer
 relationships                                     1,148       1,345             -              -

                                            ------------------------------------------------------

(Loss) income before income taxes and
 minority interest                                (8,864)     10,470        45,151         54,921

Income taxes                                       2,085       1,892         2,273          1,288
                                            ------------------------------------------------------
(Loss) income before minority interest           (10,949)      8,578        42,878         53,633

Minority interest                                      -           -            28            296

                                            ------------------------------------------------------
Net (loss) income                                (10,949)      8,578        42,850         53,337

Dividends on preferred stock                       3,648       5,163         5,373          5,373
                                            ------------------------------------------------------

                                            ======================================================
Net (loss related) income available to
 common
shareholders                                    ($14,597)     $3,415       $37,477        $47,964
                                            ======================================================

Weighted average number of basic common
 shares outstanding                          123,693,851 158,632,865   181,767,106    205,092,330
                                            ======================================================
Weighted average number of diluted common
 shares outstanding                          123,693,851 158,703,614   189,952,159    213,455,555
                                            ======================================================

Net (loss related) income available to common
shareholders per average common share:
Basic                                             ($0.12)      $0.02         $0.21          $0.23
                                            ======================================================
Diluted                                           ($0.12)      $0.02         $0.20          $0.23
                                            ======================================================

         The following is a presentation of the quarterly results of operations for the year ended December 31, 2005.

                                           March 31,    June 30,   September 30,  December 31,
                                             2005        2005          2005           2005
                                              (dollars in thousands, except per share data)
                                         -------------------------------------------------------

Interest income                              $176,289    $171,595       $177,474       $179,688

                                         -------------------------------------------------------
Interest expense                              113,993     133,758        155,043        165,766
                                         -------------------------------------------------------

                                         -------------------------------------------------------
Net interest income                            62,296      37,837         22,431         13,922
                                         -------------------------------------------------------

Other income (loss):
Investment advisory and service fees            6,309       9,669         10,945          8,702
Gain (loss) on sale of Investment
 Securities                                       580      11,435             32        (65,285)
Loss on other-than-temporarily impaired
 securities                                         -           -              -        (83,098)
     Total other income (loss)                  6,889      21,104         10,977       (139,681)
                                         -------------------------------------------------------

Expenses:
Distribution Fees                               1,610       2,126          2,414          1,850
General and administrative expenses             6,664       6,800          6,455          6,359
                                         -------------------------------------------------------
     Total expenses                             8,274       8,926          8,869          8,209
                                         -------------------------------------------------------

Income (loss) before income taxes              60,911      50,015         24,539       (133,968)
Income taxes                                    1,578       3,022          3,353          2,791
                                         -------------------------------------------------------
Net income (loss)                              59,333      46,993         21,186       (136,759)

Dividends on preferred stock                    3,648       3,648          3,648          3,649
                                         -------------------------------------------------------

                                         =======================================================
Net income available (loss related) to
 common shareholders                          $55,685     $43,345        $17,538      ($140,408)
                                         =======================================================

Weighted average number of basic common
 shares outstanding                       121,270,867 121,740,256    123,169,910    123,684,931
                                         =======================================================
Weighted average number of diluted common
 shares outstanding                       121,564,320 122,013,050    123,330,645    123,684,931
                                         =======================================================

Net income available (loss related) to common
shareholders per average common share:
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

                                             ANNALY CAPITAL MANAGEMENT, INC.

Date: February 26, 2007             By:      /s/ Michael A. J. Farrell
                                             -------------------------
                                             Michael A. J. Farrell
                                             Chairman, Chief Executive Officer,
                                             and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

        Signature                          Title                                               Date
    /s/ KEVIN P. BRADY                     Director                                    February 26, 2007
    ------------------
        Kevin P. Brady

    /s/ KATHRYN F. FAGAN                   Chief Financial Officer and Treasurer       February 26, 2007
    ---------------------                  (principal financial and accounting
        Kathryn F. Fagan                   officer)

    /s/ MICHAEL A.J. FARRELL               Chairman of the Board, Chief Executive      February 26, 2007
    ------------------------               Officer, President and Director
        Michael A. J. Farrell              (principal executive officer)

    /s/ JONATHAN D. GREEN                  Director                                    February 26, 2007
    ----------------------
        Jonathan D. Green

    /s/ JOHN A. LAMBIASE                   Director                                    February 26, 2007
     -------------------
        John A. Lambiase

    /s/ E. WAYNE NORDBERG                  Director                                    February 26, 2007
    ---------------------
        E. Wayne Nordberg

    /s/ DONNELL A. SEGALAS                 Director                                    February 26, 2007
    ----------------------
        Donnell A. Segalas

    /s/ WELLINGTON DENAHAN-NORRIS          Vice Chairman of the Board, Chief           February 26, 2007
    -----------------------------          Investment Officer, Chief Operating
        Wellington Denahan-Norris          Officer and Director

                                  EXHIBIT INDEX
Exhibit       Exhibit Description
Number

3.1 Articles of Amendment and Restatement of the Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-11 (Registration No. 333-32913) filed with the Securities and Exchange Commission on August 5, 1997).
3.2 Articles of Amendment of the Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant's Registration Statement on Form S-3 (Registration Statement 333-74618) filed with the Securities and Exchange Commission on June 12, 2002).
3.3 Bylaws of the Registrant, as amended (incorporated by reference to Exhibit 3.3 to the Registrant's Registration Statement on Form S-11 (Registration No. 333-32913) filed with the Securities and Exchange Commission on August 5, 1997).
4.1           Specimen Common Stock Certificate (incorporated by reference to
              Exhibit 4.1 to Amendment No. 1 to the Registrant's Registration Statement on Form S-11 (Registration No. 333-32913) filed with the Securities and Exchange Commission on September 17, 1997).
4.2           Specimen Preferred Stock Certificate (incorporated by reference to
              Exhibit 4.2 to the Registrant's Registration Statement on Form S-3 (Registration No. 333-74618) filed with the Securities and Exchange Commission on December 5, 2001).
4.3 Specimen Series A Preferred Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement on Form 8-A filed with the SEC on April 1, 2004).
4.4 Specimen Series B Preferred Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant's Form 8K filed with the Securities and Exchange Commission on April 10, 2006).
10.1          Long-Term Stock Incentive Plan (incorporated by reference to
              Exhibit 10.3 to the Registrant's Registration Statement on Form S-11 (Registration No. 333-32913) filed with the Securities and Exchange Commission on August 5, 1997).*
10.2          Form of Master Repurchase Agreement  (incorporated by reference to
              Exhibit 10.7 to the Registrant's Registration Statement on Form S-11 (Registration No. 333-32913) filed with the Securities and Exchange Commission on August 5, 1997).
10.3 Amended and Restated Employment Agreement, effective as of June 4, 2004, between the Registrant and Michael A.J. Farrell (incorporated by reference to Exhibit 10.3 of the Registrant's Form 10-K filed with the Securities and Exchange Commission on March 10, 2005).*
10.4 Amended and Restated Employment Agreement, effective as of June 4, 2004, between the Registrant and Wellington J. Denahan (incorporated by reference to Exhibit 10.4 of the Registrant's Form 10-K filed with the Securities and Exchange Commission on March 10, 2005).*
10.5 Amended and Restated Employment Agreement, effective as of June 4, 2004,between the Registrant and Kathryn F. Fagan (incorporated by reference to Exhibit 10.5 of the Registrant's Form 10-K filed with the Securities and Exchange Commission on March 10, 2005).*
10.6 Amended and Restated Employment Agreement, effective as of June 4, 2004, between the Registrant and James P. Fortescue (incorporated by reference to Exhibit 10.7 of the Registrant's Form 10-K filed with the Securities and Exchange Commission on March 10, 2005).*
10.7 Amended and Restated Employment Agreement, dated as of January 23, 2006, between the Registrant and Jeremy Diamond.*
10.8 Amended and Restated Employment Agreement, dated as of January 23, 2006, between the Registrant and Ronald D. Kazel.*
10.9 Amended and Restated Employment Agreement, dated as of April 21, 2006, between the Registrant and Rose-Marie Lyght (incorporated by reference to Exhibit 10.9 of the Registrant's Form 10-Q filed with the Securities and Exchange Commission on May 9, 2006).*

10.10 Amended and Restated Employment Agreement, effective as of June 4, 2004, between the Registrant and Kristopher R. Konrad (incorporated by reference to Exhibit 10.11 of the Registrant's Form 10-K filed with the Securities and Exchange Commission on March 10, 2005).*
10.11 Amended and Restated Employment Agreement, dated January 23, 2006, between the Registrant and R. Nicholas Singh.*
10.12 Agreement and Plan of Merger, dated as of December 31, 2003, by and among the Registrant, Fixed Income Discount Advisory Company, FDC MergerSub, Inc., Michael A.J. Farrell, Wellington J. Denahan, Jennifer S. Karve, Kathryn F. Fagan, Jeremy Diamond, Ronald D. Kazel, Rose-Marie Lyght, Kristopher R. Konrad, and James P. Fortescue (incorporated by reference to Exhibit 99.2 to the Registrant's Form 8-K filed with the Securities and Exchange Commission on January 2, 2004).
12.1 Computation of ratio of earnings to combined fixed charges and preferred stock dividends.
23.1          Consent of Independent Registered Public Accounting Firm.
31.1 Certification of Michael A.J. Farrell, Chairman, Chief Executive Officer, and President of the Registrant, pursuant to 18 U.S.C.
              Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Certification of Kathryn F. Fagan, Chief Financial Officer and Treasurer of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certification of Michael A.J. Farrell, Chairman, Chief Executive Officer, and President of the Registrant, pursuant to 18 U.S.C.
              Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 Certification of Kathryn F. Fagan, Chief Financial Officer and Treasurer of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* Exhibit Numbers 10.1 and 10.3-10.11 are management contracts or compensatory plans required to be filed as Exhibits to this Form 10-K.