Form 10-Q
period 2007-03-31
ANNALY CAPITAL MANAGEMENT INC
filed 2007-05-10
CIK 1043219

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes    No |X|


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date:

        Class                                      Outstanding at May 10, 2007
        Common Stock, $.01 par value                        262,887,516

                ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                TABLE OF CONTENTS

Part I.         FINANCIAL INFORMATION

        Item 1. Financial Statements:

        Consolidated Statements of Financial Condition at March 31, 2007 (Unaudited) and December 31, 2006                      1
         (Derived from the audited consolidated financial statement at December 31, 2006)

        Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited) for the quarters ended
         March 31, 2007 and 2006                                                                                                2

        Consolidated Statement of Stockholders' Equity (Unaudited) for the quarter ended March 31, 2007                         3

        Consolidated Statements of Cash Flows (Unaudited) for the quarters ended March 31, 2007 and 2006                        4

        Notes to Consolidated Financial Statements (Unaudited)                                                                  5

        Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations                          17

        Item 3. Quantitative and Qualitative Disclosures about Market Risk                                                     31

        Item 4. Controls and Procedures                                                                                        33


Part II.        OTHER INFORMATION
                                                                                                                               34
        Item 1. Legal Proceedings
                                                                                                                               34
        Item 1A. Risk Factors

        Item 6. Exhibits                                                                                                       34

        SIGNATURES                                                                                                             36

        CERTIFICATIONS                                                                                                         37

PART I.
ITEM 1. FINANCIAL STATEMENTS

                ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                  (dollars in thousands, except for share data)

                                                         (unaudited)
                                                       MARCH 31, 2007 DECEMBER 31, 2006(1)
                                                       -----------------------------------
                        ASSETS
                        ------

Cash and cash equivalents                              $       96,610     $        91,782
Mortgage-Backed Securities, at fair value                  39,176,227          30,167,509
Agency debentures, at fair value                               54,421              49,500
Trading securities, at fair value                               7,872              18,365
Receivable for Mortgage-Backed Securities sold                 28,643             200,535
Accrued interest receivable                                   179,816             146,089
Receivable for advisory and service fees                        2,949               3,178
Intangible for customer relationships, net                     10,849              11,184
Goodwill                                                       22,966              22,966
Interest rate swaps, at fair value                              1,028               2,558
Other assets                                                    3,138               2,314
                                                       -----------------------------------

     Total assets                                      $   39,584,519     $    30,715,980
                                                       ===================================

         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------

Liabilities:
  Repurchase agreements                                $   33,348,011     $    27,514,020
  Payable for Investment Securities purchased               2,590,429             338,172
  Trading securities sold, not yet purchased, at fair
   value                                                       39,679              41,948
  Accrued interest payable                                     79,362              83,998
  Dividends payable                                            52,577              39,016
  Accounts payable                                              7,942              18,816
  Interest rate swaps, at fair value                           42,871              20,179
                                                       -----------------------------------
     Total liabilities                                     36,160,871          28,056,149
                                                       -----------------------------------

Minority interest in equity of consolidated affiliate           5,610               5,324
                                                       -----------------------------------

6.00% Series B Cumulative Convertible Preferred Stock:
4,600,000 authorized, issued and outstanding                  111,466             111,466
                                                       -----------------------------------

Stockholders' Equity:
7.875% Series A Cumulative Redeemable Preferred Stock:
7,637,500 shares authorized, 7,412,500 shares issued
 and outstanding                                              177,088             177,088
Common stock: par value $.01 per share; 487,762,500
 shares authorized, 262,887,391 and 205,345,591 shares
 issued and outstanding, respectively                           2,629               2,053
Additional paid-in capital                                  3,352,417           2,615,016
Accumulated other comprehensive loss                          (60,040)            (76,112)
Accumulated deficit                                          (165,522)           (175,004)
                                                       -----------------------------------

     Total stockholders' equity                             3,306,572           2,543,041
                                                       -----------------------------------

Total liabilities, minority interest, Series B
 Cumulative Convertible
Preferred Stock and stockholders' equity               $   39,584,519     $    30,715,980
                                                       ===================================

(1) Derived from the audited consolidated financial statements at December 31, 2006.
See notes to consolidated financial statements.

                ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)
                (dollars in thousands, except per share amounts)

                                                       For the Quarter  For the Quarter
                                                         Ended March    Ended March 31,
                                                           31, 2007           2006
                                                       -----------------------------------
Interest income                                        $      449,564     $       194,882

Interest expense                                              380,164             167,512

                                                       -----------------------------------
Net interest income                                            69,400              27,370
                                                       -----------------------------------
Other income (loss):
   Investment advisory and service fees                         5,562               6,997
   Gain (loss) on sale of Investment Securities                 6,145              (7,006)
   Gain on termination of interest rate swaps                      67                   -
   Income from trading securities                               3,429                   -
   Loss on other-than-temporarily impaired securities            (491)            (26,730)
                                                       -----------------------------------
     Total other income (loss)                                 14,712             (26,739)
                                                       -----------------------------------
Expenses:
  Distribution fees                                               904               1,170
  General and administrative expenses                          12,886               7,177
                                                       -----------------------------------
     Total expenses                                            13,790               8,347
                                                       -----------------------------------
  Impairment of intangible for customer relationships               -              (1,148)
                                                       -----------------------------------
  Income (loss) before income taxes and minority
    interest                                                   70,322              (8,864)
  Income taxes                                                  2,604               2,085
                                                       -----------------------------------
  Income (loss) before minority interest                       67,718             (10,949)
  Minority interest                                               286                   -
                                                       -----------------------------------
  Net Income (loss)                                            67,432             (10,949)
Dividends on preferred stock                                    5,373               3,648
                                                       -----------------------------------
Net income available (loss related) to common
 shareholders                                          $       62,059            ($14,597)
                                                       ===================================
Net income available (loss related) to common
 shareholders per average common share:
  Basic                                                $         0.29              ($0.12)
                                                       ===================================
  Diluted                                              $         0.28              ($0.12)
                                                       ===================================
Weighted average number of common shares outstanding:
Basic                                                     217,490,205         123,693,851
                                                       ===================================
Diluted                                                   225,928,127         123,693,851
                                                       ===================================
Net income (loss)                                      $       67,432            ($10,949)
                                                       -----------------------------------
Comprehensive income (loss):
  Unrealized gain (loss) on available-for sale
   securities                                                  45,948            (113,091)
  Unrealized (loss) gain on interest rate swaps               (24,155)             37,013
  Reclassification adjustment for net (gains) losses
included in net income or loss                                 (5,721)             33,736
                                                       -----------------------------------
  Other comprehensive income (loss)                            16,072             (42,342)
                                                       -----------------------------------
Comprehensive income (loss)                            $       83,504            ($53,291)
                                                       ===================================
See notes to consolidated financial statements.

                ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      FOR THE QUARTER ENDED MARCH 31, 2007
                  (dollars in thousands, except per share data)
                                   (UNAUDITED)

                                                                                       Other
                                                        Common        Additional    Accumulated    Retained
                                      Preferred         Stock          Paid-In      Comprehensive   (Deficit)
                                        Stock         Par Value        Capital      Income (Loss)   Earnings        Total
                                   --------------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 2007            $      177,088  $        2,053  $    2,615,016      ($76,112)    ($175,004) $    2,543,041

  Net income                                     -               -               -             -        67,432               -
  Other comprehensive income                     -               -               -        16,072             -               -
  Comprehensive income                           -               -               -             -             -          83,504
  Exercise of stock options                      -               -             417             -             -             417
  Stock option expense                           -               -             311             -             -             311
  Net proceeds from follow-on
   offerings                                     -             576         736,673             -             -         737,249
  Preferred Series A Cumulative
   Redeemable Preferred Stock
   dividends declared, $0.492188
   per share                                     -               -               -             -        (3,648)         (3,648)
  Preferred Series B Cumulative
   Convertible Preferred Stock
   dividends declared, $0.375 per
   share                                         -               -               -             -        (1,725)         (1,725)
  Common dividends declared, $0.20
   per share                                     -               -               -             -       (52,577)        (52,577)

                                   --------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 2007             $      177,088  $        2,629  $    3,352,417      ($60,040)    ($165,522)      3,306,572
                                   ============================================================================================
See notes to consolidated financial statements.

                ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (UNAUDITED)

                                                            For the Quarter  For the Quarter
                                                                  Ended            Ended
                                                             March 31, 2007   March 31, 2006
                                                            ----------------------------------
Cash flows from operating activities:
Net income (loss)                                            $        67,432         ($10,949)
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
    Amortization of Mortgage Backed Securities premiums and
     discounts, net                                                   15,369           15,793
    Amortization of intangibles                                          356              205
    (Gain) loss on sale of Investment Securities                      (6,145)           7,006
    (Gain) on termination of interest rate swaps                         (67)               -
    Stock option expense                                                 311              316
    Net realized gain on trading investments                            (670)               -
    Unrealized appreciation on trading investments                    (1,661)               -
    Market value adjustment on long-term repurchase
     agreements                                                            -             (148)
    Loss on other-than-temporarily impaired securities                   491           26,730
    Impairment of intangibles                                              -            1,148
    Increase in accrued interest receivable                          (32,562)          (4,621)
    Increase in other assets                                            (845)            (142)
    Purchase of trading investments                                   (3,865)               -
    Proceeds from sale of trading securities                           4,566                -
    Purchase of trading securities sold, not yet purchased            (7,831)               -
    Proceeds for securities sold, not yet purchased                   17,685                -
    Decrease (increase) in advisory and service fees
     receivable                                                          229             (308)
    (Decrease) increase in interest payable                           (4,636)           9,744
    Decrease in accrued expenses and other liabilities               (10,874)          (5,600)
                                                            ----------------------------------
         Net cash provided by operating activities                    37,283           39,174
                                                            ----------------------------------
Cash flows from investing activities:
  Purchase of Mortgage-Backed Securities                          (9,590,176)      (3,273,966)
  Proceeds from termination of swaps                                      67                -
  Proceeds from sale of Investment Securities                      1,410,092        1,071,781
  Principal receipts of Mortgage-Backed Securities                 1,674,576        1,122,905
  Purchase of agency debentures                                      (54,567)               -
                                                            ----------------------------------
        Net cash used in investing activities                     (6,560,008)      (1,079,280)
                                                            ----------------------------------
Cash flows from financing activities:
  Proceeds from repurchase agreements                             97,057,073       52,762,754
  Principal payments on repurchase agreements                    (91,223,083)     (51,709,172)
  Proceeds from exercise of stock options                                417              136
  Net proceeds from follow-on common stock offerings                 737,249                -
  Minority interest                                                      286                -
  Dividends paid                                                     (44,389)         (16,017)
                                                            ----------------------------------
       Net cash provided by financing activities                   6,527,553        1,037,701
                                                            ----------------------------------
Net increase (decrease) in cash and cash equivalents                   4,828           (2,405)

Cash and cash equivalents, beginning of quarter                       91,782            4,808
                                                            ----------------------------------

Cash and cash equivalents, end of quarter                    $        96,610  $         2,403
                                                            ==================================

Supplemental disclosure of cash flow information:
  Interest paid                                              $       384,800  $       177,256
                                                            ==================================
  Taxes paid                                                 $         2,476  $         2,339
                                                            ==================================
Noncash financing and investing activities:
  Net change in unrealized loss on available-for-sale
   securities and interest rate swaps, net of
   reclassification adjustment                               $        16,072         ($42,342)
                                                            ==================================
  Dividends declared, not yet paid                           $        52,577  $        13,607
                                                            ==================================

                ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE QUARTER ENDED MARCH 31, 2007 AND 2006
                                   (UNAUDITED)
--------------------------------------------------------------------------------

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

A summary of the Company's significant accounting policies follows:

     Basis of Presentation - The accompanying unaudited consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP"). The consolidated interim financial statements are unaudited; however, in the opinion of the Company's management, all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the financial positions, results of operations, and cash flows have been included. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006. The nature of the Company's business is such that the results of any interim period are not necessarily indicative of results for a full year.

     The consolidated financial statements include the accounts of the Company, FIDAC and the Fund. All intercompany balances and transactions have been eliminated. The minority shareholder interest in the Fund is reflected as minority interest in the consolidated financial statements.

     Cash and Cash Equivalents - Cash and cash equivalents include cash on deposit and money market funds.

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

     Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, ("SFAS 115") requires the Company to classify its Investment Securities as either trading investments, available-for-sale investments or held-to-maturity investments. Although the Company generally intends to hold most of its Investment Securities until maturity, it may, from time to time, sell any of its Investment Securities as part of its overall management of its portfolio. Accordingly, SFAS No. 115 requires the Company to classify all of its Investment Securities as available-for-sale. All assets classified as available-for-sale are reported at estimated fair value, based on market prices from independent sources, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity.

     Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been lower than carrying value, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Unrealized losses on Investment Securities that are considered other than temporary, as measured by the amount of decline in fair value attributable to other-than-temporary factors, are recognized in income and the cost basis of the Investment Securities is adjusted. The loss on other-than-temporarily impaired securities was $491,000 during the quarter ended March 31, 2007 and $26.7 million during the quarter ended March 31, 2006.

     SFAS No. 107, Disclosure About Fair Value of Financial Instruments, requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. The fair value of Mortgage-Backed Securities and agency debentures available-for-sale and interest rate swaps is equal to their carrying value presented in the consolidated statements of financial condition. The fair value of trading securities and trading securities sold, not yet purchased, is equal to their estimated fair value. The fair value of cash and cash equivalents, accrued interest receivable, receivable for securities sold, receivable for advisory and service fees, repurchase agreements, with less than a one year maturity date, and payable for Mortgage-Backed Securities purchased, dividends payable, accounts payable, and accrued interest payable, generally approximates cost as of March 31, 2007 due to the short term nature of these financial instruments.

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

     Investment Securities transactions are recorded on the trade date. Purchases of newly-issued securities are recorded when all significant uncertainties regarding the characteristics of the securities are removed, generally shortly before settlement date. Realized gains and losses on sale of Investment Securities are determined based on the specific identification basis.

     Derivative Financial Instruments/Hedging Activity - The Company hedges interest rate risk through the use of derivative financial instruments such as interest rate caps and interest rate swaps (collectively, "Hedging Instruments"). The Company accounts for Hedging Instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, ("SFAS 133") as amended and interpreted. The Company carries all Hedging Instruments at their fair value, as assets, if their fair value is positive, or as liabilities, if their fair value is negative. As the Company's interest rate swaps are designated as cash flow hedges under SFAS 133, the change in the fair value of any such derivative is recorded in other comprehensive income or loss for hedges that qualify as effective. At March 31, 2007, the Company did not have any interest rate caps. The ineffective amount of all Hedging Instruments, if any, is recognized in earnings each quarter. To date, the Company has not recognized any change in the value of its interest rate swaps in earnings as a result of the hedge or a portion thereof, being ineffective.

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

     All changes in the unrealized gains and losses on any interest rate swap are recorded in accumulated other comprehensive income or loss and are reclassified to earnings as interest expense is recognized on the Company's hedged borrowings. If it becomes probable that the forecasted transaction, which in this case refers to interest payments to be made under the Company's short-term borrowing agreements, will not occur by the end of the originally specified time period, as documented at the inception of the hedging relationship, then the related gain or loss in accumulated other comprehensive income or loss would be reclassified to income or loss.

     Realized gains and losses resulting from the termination of an interest rate swap are initially recorded in accumulated other comprehensive income or loss as a separate component of stockholders' equity. The gain or loss from a terminated interest rate swap remains in accumulated other comprehensive income or loss until the forecasted interest payments affect earnings. If it becomes probable that the forecasted interest payments will not occur, then the entire gain or loss would be recognized in earnings. For the quarter ended March 31, 2007, a gain of $67,000 was recognized in earnings. There were no gains or losses recognized in earnings for the quarter ended March 31, 2006.

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

     Trading Securities and Trading Securities sold, not yet purchased - Trading securities and trading securities sold, not yet purchased, are included in the balance sheet as a result of consolidating the financial statements of the Fund, and are carried at fair value at March 31, 2007. The realized and unrealized gains and losses, as well as other income or loss from trading securities, are recorded in the income from trading securities balance in the accompanying consolidated statements of operations.

     Trading securities sold, not yet purchased, represent obligations of the Fund to deliver the specified security at the contracted price, and thereby create a liability to purchase the security in the market at prevailing prices.

     Repurchase Agreements - The Company finances the acquisition of its Investment Securities through the use of repurchase agreements. Repurchase agreements are treated as collateralized financing transactions and are carried at their contractual amounts, including accrued interest, as specified in the respective agreements.

     Cumulative Convertible Preferred Stock - The Company classifies its Series B Cumulative Convertible Preferred Stock on the consolidated statements of financial condition using the guidance in SEC Accounting Series Release No. 268, Presentation in Financial Statements of "Redeemable Preferred Stocks," and Emerging Issues Task Force ("EITF") Topic D-98, Classification and Measurement of Redeemable Securities. The Series B Cumulative Convertible Preferred Stock contains fundamental change provisions that allow the holder to redeem the preferred stock for cash if certain events occur. As redemption under these provisions is not solely within the Company's control, the Company has classified the Series B Cumulative Convertible Preferred Stock as temporary equity in the accompanying consolidated statement of financial condition.

     The Company has analyzed whether the embedded conversion option should be bifurcated under the guidance in SFAS 133 and EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, and has determined that bifurcation is not necessary.

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

     Intangible assets - The Company's acquisition of FIDAC was accounted for using the purchase method. Under the purchase method, net assets and results of operations of acquired companies are included in the consolidated financial statements from the date of acquisition. In addition, the cost of FIDAC was allocated to the assets acquired, including identifiable intangible assets, and the liabilities assumed based on their estimated fair values at the date of acquisition. The excess of purchase price over the fair value of the net assets acquired was recognized as goodwill. Intangible assets are periodically (but not less frequently than annually) reviewed for potential impairment. Intangible assets with an estimated useful life are expected to amortize over an 8.7 year weighted average time period. During the quarter ended March 31, 2007, the Company recognized no impairment losses on intangible assets relating to customer relationships. During the quarter ended March 31, 2006, the Company recorded $1.1 million in impairment losses.

     Stock Based Compensation - On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (Revised 2004) - Share-Based Payment ("SFAS No. 123R"). SFAS No. 123R, which replaced SFAS No. 123, requires the Company to measure and recognize in the consolidated financial statements the compensation cost relating to share-based payment transactions. The compensation cost should be reassessed based on the fair value of the equity instruments issued. The Company adopted SFAS No. 123R effective January 1, 2006 under the modified prospective transition method. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted or modified on or after January 1, 2006 and for the unvested portion of all outstanding awards that remain outstanding at the date of adoption.

     The Company elected to recognize compensation expense on a straight-line basis over the requisite service period for the entire award (that is, over the requisite service period of the last separately vesting portion of the award). We estimate fair value using the Black-Scholes valuation model. There were no options granted during the quarter ended March 31, 2007.

     Prior to the adoption of SFAS No. 123R, the Company used the intrinsic value method prescribed in APB 25 and also followed the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure ("SFAS No. 148") which required certain disclosures on a pro forma basis as if the fair value method had been followed for accounting for such compensation.

     Recent Accounting Pronouncements- In February 2006, the FASB issued FAS No. 155, Accounting for Certain Hybrid Instruments ("FAS 155"), an amendment of FASB Statements No. 133 and 140. Among other things, FAS 155: (i) permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of FAS 133; (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (v) amends FAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. FAS 155 was effective for all financial instruments acquired or issued by the Company after January 1, 2007. Securitized interests which only contain an embedded derivative that is tied to the prepayment risk of the underlying prepayable financial assets and for which the investor does not control the right to accelerate the settlement of such financial assets are excluded under a scope exception adopted by the FASB. None of the Company's assets were subject to FAS 155 as a result of this scope exception. Therefore, the Company has continued to record changes in the market value of its investment securities through other comprehensive income, a component of stockholders' equity. Therefore, the adoption of FAS 155 did not have any impact on the Company's financial position, results of operations or cash flows.

     In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 ("FIN 48"), and related implementation issues. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a threshold and measurement attribute for recognition in the financial statements of an asset or liability resulting from a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 was effective for the Company on January 1, 2007. There was no impact to the Company from implementing this new standard.

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

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities- Including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date FAS 159 is effective for the Company commencing January 1, 2008. The Company is currently evaluating the impact that the adoption of SFAS 159 will have on its consolidated financial statements.

     Proposed Accounting Pronouncements- The FASB has added an item to its current proposed amendment relating to the accounting treatment under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities of transactions where assets purchased from a particular counterparty are financed via a repurchase agreement with the same counterparty. Currently, the Company records such assets and the related financing in the consolidated statement of financial condition, and the corresponding interest income and interest expense in the Company's consolidated statement of operations and comprehensive (loss) income. For assets representing available-for-sale investment securities, as in the Company's case, any change in fair value is reported through other comprehensive income under SFAS 115, with the exception of impairment losses, which are recorded in the consolidated statement of operations and comprehensive (loss) income as realized losses.

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

2. MORTGAGE-BACKED SECURITIES

     The following tables present the Company's available-for-sale Mortgage-Backed Securities portfolio as of March 31, 2007 and December 31, 2006, which are carried at their fair value:

                          Federal Home Loan                           Government National
March 31, 2007                 Mortgage      Federal National Mortgage      Mortgage        Total Mortgage-
                              Corporation           Association            Association      Backed Securities
                         -------------------------------------------------------------------------------------
                                                        (dollars in thousands)
Mortgage-Backed
 Securities, gross       $        14,176,906     $         24,455,227     $       366,063     $    38,998,196
Unamortized discount                 (26,689)                 (68,845)               (182)            (95,716)
Unamortized premium                  102,538                  186,144               3,116             291,798
                         -------------------------------------------------------------------------------------
Amortized cost                    14,252,755               24,572,526             368,997          39,194,278

Gross unrealized gains                45,748                   90,219               1,216             137,183
Gross unrealized losses              (65,342)                 (87,724)             (2,168)           (155,234)
                         -------------------------------------------------------------------------------------

Estimated fair value     $        14,233,161     $         24,575,021     $       368,045     $    39,176,227
                         =====================================================================================
                            Amortized Cost     Gross Unrealized Gain   Gross Unrealized   Estimated Fair Value
                                                                              Loss
                         -------------------------------------------------------------------------------------
Adjustable rate          $         9,715,401     $             12,875           ($ 51,472)    $     9,676,804

Fixed rate                        29,478,877                  124,308            (103,762)         29,499,423
                         -------------------------------------------------------------------------------------

Total                    $        39,194,278     $            137,183           ($155,234)    $    39,176,227
                         =====================================================================================


                          Federal Home Loan                           Government National
December 31, 2006              Mortgage      Federal National Mortgage      Mortgage        Total Mortgage-
                              Corporation           Association            Association      Backed Securities
                         -------------------------------------------------------------------------------------
                                                        (dollars in thousands)
Mortgage-Backed
 Securities, gross       $        10,675,235     $         19,085,218     $       324,338     $    30,084,791
Unamortized discount                 (21,332)                 (56,517)               (204)            (78,053)
Unamortized premium                   82,707                  133,164               3,271             219,142
                         -------------------------------------------------------------------------------------
Amortized cost                    10,736,610               19,161,865             327,405          30,225,880

Gross unrealized gains                35,174                   74,498                 366             110,038
Gross unrealized losses              (73,125)                 (92,548)             (2,736)           (168,409)
                         -------------------------------------------------------------------------------------

Estimated fair value     $        10,698,659     $         19,143,815     $       325,035     $    30,167,509
                         =====================================================================================
                            Amortized Cost     Gross Unrealized Gain   Gross Unrealized   Estimated Fair Value
                                                                              Loss
                         -------------------------------------------------------------------------------------
Adjustable rate          $         8,546,363     $             12,764            ($61,483)    $     8,497,644

Fixed rate                        21,679,517                   97,274            (106,926)         21,669,865
                         -------------------------------------------------------------------------------------

Total                    $        30,225,880     $            110,038           ($168,409)    $    30,167,509
                         =====================================================================================

     Actual maturities of Mortgage-Backed Securities are generally shorter than stated contractual maturities. Actual maturities of the Company's
Mortgage-Backed Securities are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal. The following table summarizes the Company's Mortgage-Backed Securities on March 31, 2007 and December 31, 2006 according to their estimated weighted-average life classifications:

                                        March 31, 2007                    December 31, 2006
    Weighted-Average Life       Fair Value      Amortized Cost     Fair Value      Amortized Cost
----------------------------------------------------------------------------------------------------
                                                      (dollars in thousands)
----------------------------------------------------------------------------------------------------
Less than one year             $     310,231  $          312,992  $     379,967  $          382,268
Greater than one year and less
 than five years                  26,318,717          26,332,253     21,788,975          21,851,659
Greater than or equal to five
 years                            12,547,279          12,549,033      7,998,567           7,991,953

                              ----------------------------------------------------------------------
Total                          $  39,176,227  $       39,194,278  $  30,167,509  $       30,225,880
                              ======================================================================

     The weighted-average lives of the Mortgage-Backed Securities at March 31, 2007 and December 31, 2006 in the table above are based upon data provided through subscription-based financial information services, assuming constant principal prepayment rates to the reset date of each security. The prepayment model considers current yield, forward yield, steepness of the yield curve, current mortgage rates, mortgage rate of the outstanding loans, loan age, margin and volatility.

     Mortgage-Backed Securities with a carrying value of $8.3 billion were in a continuous unrealized loss position over 12 months at March 31, 2007 in the amount of $125.8 million. Mortgage-Backed Securities with a carrying value of $11.2 billion were in a continuous unrealized loss position for less than 12 months at March 31, 2007 in the amount of $29.5 million. Mortgage-Backed Securities with a carrying value of $7.0 billion were in a continuous unrealized loss position over 12 months at December 31, 2006 in the amount of $138.2 million. Mortgage-Backed Securities with a carrying value of $6.4 billion were in a continuous unrealized loss position for less than 12 months at December 31, 2006 in the amount of $30.2 million. The decline in value of these securities is solely due to increases in interest rates. All of the Mortgage-Backed Securities are "AAA" rated or carry an implied "AAA" rating. During the quarters ended March 31, 2007 and 2006, the Company recorded impairment losses of $491,000 and $26.7 million, respectively. The remaining investments are not considered other-than-temporarily impaired since the Company currently has the ability and intent to hold the investments to maturity or for a period of time sufficient for a forecasted market price recovery up to or beyond the cost of the investments. Also, the Company is guaranteed payment on the par value of the securities.

     The adjustable rate Mortgage-Backed Securities are limited by periodic caps (generally interest rate adjustments are limited to no more than 1% every nine months) and lifetime caps. The weighted average lifetime cap was 10.0% at March 31, 2007 and 9.8% at December 31, 2006.

     During the quarter ended March 31, 2007 the Company realized $6.1 million in net gain from sales of Investment Securities. During the quarter ended March 31, 2006, the Company realized $7.0 million in net losses from sales of Mortgage-Backed Securities.

3. AGENCY DEBENTURES

     At March 31, 2007, the Company owned agency debentures with a carrying value of $54.4 million, including the unrealized loss of $146,000. At December 31, 2006, the Company owned agency debentures with a carrying value of $49.5 million, including the unrealized loss of $120,000.

4. REPURCHASE AGREEMENTS

     The Company had outstanding $33.3 billion and $27.5 billion of repurchase agreements with weighted average borrowing rates of 5.17% and 5.14%, and weighted average remaining maturities of 200 days and 125 days as of March 31, 2007 and December 31, 2006, respectively. Investment Securities pledged as collateral under these repurchase agreements had an estimated fair value of $35.5 billion at March 31, 2007 and $28.6 billion at December 31, 2006.

At March 31, 2007 and December 31, 2006, the repurchase agreements had the following remaining maturities:

                    March 31, 2007  December 31, 2006
                          (dollars in thousands)
                    -----------------------------------
Within 30 days      $   25,337,550     $    22,778,703
30 to 59 days            4,660,461           2,285,317
60 to 89 days              300,000             200,000
90 to 119 days                   -                   -
Over 120 days            3,050,000           2,250,000
                    -----------------------------------
Total               $   33,348,011     $    27,514,020
                    ===================================

     The Company did not have an amount at risk greater than 10% of the equity of the Company with any individual counterparty as of March 31, 2007.

     The Company had an amount at risk greater than 10% of the equity of the Company with the following counterparty at December 31, 2006.

                         Amount at risk(1)
                      (dollars in thousands)   Weighted average days to maturity
                      ----------------------   ---------------------------------
UBS Securities LLC           $179,959                        121


     (1) Equal to the sum of fair value of securities sold plus accrued interest income minus the sum of repurchase agreements plus accrued interest expense.

     As of March 31, 2007, the Company has entered into repurchase agreements which provide the counterparty with the right to call the balance prior to maturity date. The repurchase agreements totaled $2.5 billion and the market value of the option to call is a negative $2.5 million. Management has determined that the call option is not required to be bifurcated under the provisions of SFAS 133 as it is deemed clearly and closely related to the debt instrument, therefore the option value is not recorded in the consolidated financial statements.

5. INTEREST RATE SWAPS

     In connection with the Company's interest rate risk management strategy, the Company hedges a portion of its interest rate risk by entering into derivative financial instrument contracts. As of March 31, 2007, such instruments are comprised of interest rate swaps, which in effect modify the cash flows on repurchase agreements. The use of interest rate swaps creates exposure to credit risk relating to potential losses that could be recognized if the counterparties to these instruments fail to perform their obligations under the contracts. In the event of a default by the counterparty, the Company could have difficulty obtaining its Mortgage-Backed Securities pledged as collateral for swaps. The Company does not anticipate any defaults by its counterparties.

     The Company's swaps are used to lock-in the fixed rate related to a portion of its current and anticipated future 30-day term repurchase agreements.

The table below presents information about the Company's swaps outstanding at March 31, 2007.

                                                           Net Estimated Fair
   Notional Amount     Weighted Average Weighted Average  Value/Carrying Value
(dollars in thousands)    Pay Rate       Receive Rate    (dollars in thousands)
---------------------- ---------------- ---------------- -----------------------
   $13,235,400                5.10%            5.32%             ($41,843)

6.     PREFERRED STOCK AND COMMON STOCK

(A) Common Stock Issuances

     On March 7, 2007, the Company entered into an underwriting agreement pursuant to which it sold 57,500,500 shares of its common stock for net proceeds before expenses of approximately $737.4 million. This transaction settled on March 13, 2007.

     On August 3, 2006, the Company entered into an ATM Equity Offering(sm) Sales Agreement with Merrill Lynch & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, relating to the sale of shares of its common stock from time to time through Merrill Lynch. Sales of the shares, if any, will be made by means of ordinary brokers' transaction on the New York Stock Exchange. During the quarter ended March 31, 2007, no shares of the Company's common stock were issued pursuant to this program.

     On August 3, 2006, the Company entered into an ATM Equity Sales Agreement with UBS Securities LLC, relating to the sale of shares of its common stock from time to time through UBS Securities. Sales of the shares, if any, will be made by means of ordinary brokers' transaction on the New York Stock Exchange. During the quarter ended March 31, 2007, no shares of the Company's common stock were issued pursuant to this program.

(B) Preferred  Stock

     At March 31, 2007, the Company had issued and outstanding 7,412,500 shares of Series A Cumulative Redeemable Preferred Stock, with a par value $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The Series A preferred stockholders must be paid a dividend at a rate of 7.875% per year on the $25.00 liquidation preference before the common stock is entitled to receive any dividends. The Series A preferred stock is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not declared) exclusively at the Company's option commencing on April 5, 2009 (subject to the Company's right under limited circumstances to redeem the Series A preferred stock earlier in order to preserve its qualification as a REIT). The Series A preferred stock is senior to the Company's common stock and is on parity with the Series B preferred stock with respect to dividends and distributions, including distributions upon liquidation, dissolution or winding up. The Series A preferred stock generally does not have any voting rights, except if the Company fails to pay dividends on the Series A preferred stock for six or more quarterly periods (whether or not consecutive). Under such circumstances, the Series A preferred stock, together with the Series B preferred stock, will be entitled to vote to elect two additional directors to the Board, until all unpaid dividends have been paid or declared and set apart for payment. In addition, certain material and adverse changes to the terms of the Series A preferred stock cannot be made without the affirmative vote of holders of at least two-thirds of the outstanding shares of Series A preferred stock and Series B preferred stock. Through March 31, 2007, the Company had declared and paid all required quarterly dividends on the Series A preferred stock.

     At March 31, 2007, the Company also had issued and outstanding 4,600,000 shares of Series B Cumulative Convertible Preferred Stock, with a par value $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The Series B preferred stockholders must be paid a dividend at a rate of 6% per year on the $25.00 liquidation preference before the common stock is entitled to receive any dividends.

     The Series B preferred stock is not redeemable. The Series B preferred stock is convertible into shares of common stock at a conversion rate that adjusts from time to time upon the occurrence of certain events, including if the Company distributes to its common shareholders in any calendar quarter cash dividends in excess of $0.11 per share. Initially, the conversion rate was
1.7730 shares of common shares per $25 liquidation preference. Commencing April 5, 2011, the Company has a right in certain circumstances to convert each Series B preferred stock into a number of common shares based upon the then prevailing conversion rate. The Series B preferred stock is also convertible into common shares at the option of the Series B preferred shareholder at any time at the then prevailing conversion rate. The Series B preferred stock is senior to the Company's common stock and is on parity with the Series A preferred stock with respect to dividends and distributions, including distributions upon liquidation, dissolution or winding up. The Series B preferred stock generally does not have any voting rights, except if the Company fails to pay dividends on the Series B preferred stock for six or more quarterly periods (whether or not consecutive). Under such circumstances, the Series B preferred stock, together with the Series A preferred stock, will be entitled to vote to elect two additional directors to the Board, until all unpaid dividends have been paid or declared and set apart for payment. In addition, certain material and adverse changes to the terms of the Series B preferred stock cannot be made without the affirmative vote of holders of at least two-thirds of the outstanding shares of Series B preferred stock and Series A preferred stock. Through March 31, 2007, the Company had declared and paid all required quarterly dividends on the Series B preferred stock.

(C) Distributions to Shareholders

     During the quarter ended March 31, 2007, the Company declared dividends to common shareholders totaling $52.6 million or $0.20 per share, which were paid on April 26, 2007. During the quarter ended March 31, 2007, the Company declared dividends to Series A Preferred shareholders totaling $3.6 million or $0.492188 per share, and Series B shareholders totaling $1.7 million or $0.375 per share, which were paid on April 2, 2007.

7. NET INCOME (LOSS) PER COMMON SHARE

     The following table presents a reconciliation of the net income (loss) and shares used in calculating basic and diluted earnings per share for the quarters ended March 31, 2007 and 2006.

                                                                     For the Quarters Ended
                                                               March 31, 2007      March 31, 2006
                                                            ----------------------------------------
Net income (loss)                                               $        67,432            ($10,949)
Less: Preferred stock dividends                                           5,373               3,648
                                                            ----------------------------------------
Net income available (loss related) to common
shareholders, prior to adjustment for Series B dividends, if
 necessary                                                               62,059             (14,597)

Add: Preferred Series B dividends, if Series B shares are
 dilutive                                                                 1,725                   -
                                                            ----------------------------------------

Net income available (loss related) to common shareholders      $        63,784            ($14,597)
                                                            ========================================

Weighted average shares of common stock outstanding-basic               217,490             123,694

Add: Effect of dilutive stock options                                       153                   -
          Series B Cumulative Convertible Preferred Stock                 8,285                   -
                                                            ----------------------------------------

Weighted average shares of common stock outstanding-diluted             225,928             123,694
                                                            ========================================

     Options to purchase 1,795,375 shares of common stock were outstanding and considered anti-dilutive as their exercise price exceeded the average stock price for the quarter ended March 31, 2007. The Series B Cumulative Convertible Preferred Stock and options to purchase 3,047,868 shares of common stock were anti-dilutive for the quarter ended March 31, 2006, because the Company had a net loss related to common shareholders for the quarter ended March 31, 2006.

8. LONG-TERM STOCK INCENTIVE PLAN

     The Company has adopted a long- term stock incentive plan for executive officers, key employees and non-employee directors (the "Incentive Plan"). The Incentive Plan authorizes the Compensation Committee of the board of directors to grant awards, including non-qualified options as well as incentive stock options as defined under Section 422 of the Code. The Incentive Plan authorizes the granting of options or other awards for an aggregate of the greater of 500,000 shares or 9.5% of the diluted outstanding shares of the Company's common stock, up to ceiling of 8,932,921 shares. Stock options are issued at the current market price on the date of grant, subject to an immediate or four year vesting in four equal installments with a contractual term of 5 or 10 years. The grant date fair value is calculated using the Black-Scholes option valuation model.

                                                                  For the quarters ended March 31,
                                                            2007                                 2006
                                               Number of     Weighted Average                        Weighted Average
                                                  Shares       Exercise Price     Number of Shares     Exercise Price
                                             --------------------------------------------------------------------------
Options outstanding at the beginning of
 quarter                                          2,984,995     $         15.10           2,333,593     $        16.10
Granted                                                   -                   -             731,000              11.72
Exercised                                           (41,800)               9.99             (16,725)              8.21
Forfeited                                          (174,240)              16.06                   -                  -
                                             --------------------------------------------------------------------------
Options outstanding at the end of quarter         2,768,955     $         15.11           3,047,868     $        15.09
                                             ==========================================================================
Options exercisable at the end of the quarter     1,298,692     $         14.98             831,181     $        14.02
                                             ==========================================================================

     The weighted average remaining contractual term was approximately 7.1 years for stock options outstanding and approximately 6.1 years for stock options exercisable as of March 31, 2007. As of March 31, 2006, there was approximately $3.7 million of total unrecognized compensation cost related to nonvested share-based compensation awards. That cost is expected to be recognized over a weighted average period of 3.2 years.

The following table summarizes information about stock options outstanding at March 31, 2007:

                                                Weighted
                                 Weighted        Average                      Weighted       Weighted
                                  Average       Remaining                      Average        Average
                    Total      Exercise Price  Contractual  Total Options   Exercise Price   Remaining
   Range of       Options        on Total     Life (Years)    Exercisable   on Exercisable  Contractual
   Exercise      Outstanding    Outstanding     on Total                                   Life (Years)
     Prices                                    Outstanding                                 on Exercisable
---------------------------------------------------------------------------------------------------------

  $7.94-$19.99      2,758,955         $15.09            7.2      1,288,692         $14.94            6.1
 $20.00-$29.99         10,000          20.53            0.7         10,000          20.53            0.7

               ------------------------------------------------------------------------------------------
                    2,768,955         $15.11            7.1      1,298,692         $14.98            6.1
               ==========================================================================================

9. INCOME TAXES

     As a REIT, the Company is not subject to federal income tax on earnings distributed to its shareholders. Most states recognize REIT status as well. The Company has decided to distribute the majority of its income and retain a portion of the permanent difference between book and taxable income arising from
Section 162(m) of the Code pertaining to employee remuneration.

     During the quarter ended March 31, 2007, the Company recorded $428,000 of income tax expense for income attributable to FIDAC, its taxable REIT subsidiary, and the portion of earnings retained based on Code Section 162(m) limitations. During the quarter ended March 31, 2007, the Company recorded approximately $2.2 million of income tax expense for a portion of earnings retained based on Section 162(m) limitations. The statutory combined federal, state, and city corporate tax rate is 45%. This amount is applied to the amount of estimated REIT taxable income retained (if any, and only up to 10% of ordinary income as all capital gain income is distributed) and to taxable income earned at the taxable subsidiaries. Thus, as a REIT, our effective tax rate is significantly less as we are allowed to deduct dividend distributions.

     During the quarter ended March 31, 2006, the Company recorded approximately $1.6 million of income tax expense for income attributable to FIDAC, its taxable REIT subsidiary, and the portion of earnings retained based on Code Section 162(m) limitations. During the quarter ended March 31, 2006, the Company recorded $471,000 of income tax expense for a portion of earnings retained based on Section 162(m) limitations.

10.   LEASE COMMITMENTS

         The Company has a noncancelable lease for office space, which commenced in May 2002 and expires in December 2009. The Company's aggregate future minimum lease payments are as follows:

                                                              Total per Year
                                                          (dollars in thousands)
                  2007                                                   $399
                  2008                                                    532
                  2009                                                    532
                                                           ---------------------
                  Total remaining lease payments                       $1,463
                                                           =====================

11.     INTEREST RATE RISK

     The primary market risk to the Company is interest rate risk. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond the Company's control. Changes in the general level of interest rates can affect net interest income, which is the difference between the interest income earned on interest-earning assets and the interest expense incurred in connection with the interest-bearing liabilities, by affecting the spread between the interest-earning assets and interest-bearing liabilities. Changes in the level of interest rates also can affect the value of the Investment Securities and the Company's ability to realize gains from the sale of these assets. A decline in the value of the Investment Securities pledged as collateral for borrowings under repurchase agreements could result in the counterparties demanding additional collateral pledges or liquidation of some of the existing collateral to reduce borrowing levels. Liquidation of collateral at losses could have an adverse accounting impact.

     The Company seeks to manage the extent to which net income changes as a function of changes in interest rates by matching adjustable-rate assets with variable-rate borrowings. The Company may seek to mitigate the potential impact on net income of periodic and lifetime coupon adjustment restrictions in the portfolio of Investment Securities by entering into interest rate agreements such as interest rate caps and interest rate swaps. As of March 31, 2007, the Company entered into interest rate swaps to pay a fixed rate and receive a floating rate of interest, with total notional amount of $13.2 billion.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

     Certain statements contained in this quarterly report, and certain statements contained in our future filings with the Securities and Exchange Commission (the "SEC" or the "Commission"), in our press releases or in our other public or shareholder communications may not be based on historical facts and are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements, which are based on various assumptions, (some of which are beyond our control) may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as "may," "will," "believe," "expect," "anticipate," "continue," or similar terms or variations on those terms, or the negative of those terms. Actual results could differ materially from those set forth in forward-looking statements due to a variety of factors, including, but not limited to, changes in interest rates, changes in yield curve, changes in prepayment rates, the availability of Mortgage-Backed Securities for purchase, the availability of financing, and, if available, the terms of any financings, changes in the market value of our assets, changes in business conditions and the general economy, and risks associated with the investment advisory business of FIDAC, including the removal by FIDAC's clients of assets FIDAC manages, FIDAC's regulatory requirements, and competition in the investment advisory business, changes in governmental regulations affecting our business, and our ability to maintain our classification as a REIT for federal income tax purposes. For a discussion of the risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, see our most recent Annual Report on Form 10-K and any subsequent Quarterly Reports on Form 10-Q. We do not undertake and specifically disclaim any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Overview

     We are a REIT that owns and manages a portfolio of mortgage-backed securities. Our principal business objective is to generate net income for distribution to our stockholders from the spread between the interest income on our investment securities and the costs of borrowing to finance our acquisition of investment securities and from dividends we receive from FIDAC. FIDAC is our wholly-owned taxable REIT subsidiary, and is a registered investment advisor that generates advisory and service fee income. We also have a majority interest in an investment fund.

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

     The results of our operations are affected by various factors, many of which are beyond our control. Our results of operations primarily depend on, among other things, our net interest income, the market value of our assets and the supply of and demand for such assets. Our net interest income, which reflects the amortization of purchase premiums and accretion of discounts, varies primarily as a result of changes in interest rates, borrowing costs and prepayment speeds, the behavior of which involves various risks and uncertainties. Prepayment speeds, as reflected by the Constant Prepayment Rate, or CPR, and interest rates vary according to the type of investment, conditions in financial markets, competition and other factors, none of which can be predicted with any certainty. In general, as prepayment speeds on our Mortgage-Backed Securities portfolio increase, related purchase premium amortization increases, thereby reducing the net yield on such assets. The CPR on our Mortgage Backed-Securities portfolio averaged 17% and 18% for the quarters ended March 31, 2007 and 2006, respectively. Since changes in interest rates may significantly affect our activities, our operating results depend, in large part, upon our ability to effectively manage interest rate risks and prepayment risks while maintaining our status as a REIT.

     The table below provides quarterly information regarding our average balances, interest income, interest expense, yield on assets, cost of funds and net interest income for the quarterly periods presented.

                        Average                   Yield on                                                            Net
                      Investment       Total       Average     Average                     Average                  Interest
                       Securities     Interest    Investment  Repurchase      Interest     Cost of   Net Interest     Rate
                       Held (1)        Income     Securities   Agreements      Expense       Funds       Income      Spread
-----------------------------------------------------------------------------------------------------------------------------
                                        (ratios for the quarters have been annualized, dollars in thousands)

Quarter Ended
March 31, 2007         $31,682,974       $449,564      5.68%   $29,834,208       $380,164      5.10%       $69,400      0.58%
Quarter Ended
December 31, 2006      $28,888,956       $407,092      5.64%   $27,118,402       $349,302      5.15%       $57,790      0.49%
Quarter Ended
September 30, 2006     $24,976,876       $339,737      5.44%   $23,120,247       $295,726      5.12%       $44,011      0.32%
Quarter Ended
June 30, 2006          $21,660,089       $280,171      5.17%   $20,060,978       $242,473      4.83%       $37,698      0.34%
Quarter Ended
March 31, 2006         $16,590,859       $194,882      4.70%   $15,296,893       $167,512      4.38%       $27,370      0.32%

     (1)  Does not reflect unrealized gains/(losses).

     The following table presents the average CPR experienced on our Mortgage-Backed Securities portfolio, on an annualized basis, for the quarterly periods presented.


Quarter Ended                               CPR
-------------                               ---
March 31, 2007                              17%
December 31, 2006                           15%
September 30, 2006                          16%
June 30, 2006                               19%
March 31, 2006                              18%

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

     For the purposes of computing ratios relating to equity measures, throughout this report, equity includes Series B preferred stock, which has been treated under GAAP as temporary equity.

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

     Market Valuation of Investment Securities: All assets classified as available-for-sale are reported at fair value, based on market prices. Although we generally intend to hold most of our Investment Securities until maturity, we may, from time to time, sell any of our Investment Securities as part our overall management of our portfolio. Accordingly, we are required to classify all of our Investment Securities as available-for-sale. Our policy is to obtain market values from independent sources. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. The determination of whether a security is other-than-temporarily impaired involves judgments and assumptions based on subjective and objective factors. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Investments with unrealized losses are not considered other-than-temporarily impaired if the Company has the ability and intent to hold the investments for a period of time, to maturity if necessary, sufficient for a forecasted market price recovery up to or beyond the cost of the investments. Unrealized losses on Investment Securities that are considered other than temporary, as measured by the amount of decline in fair value attributable to factors other than temporary, are recognized in income and the cost basis of the Investment Securities is adjusted. Other-than-temporary impaired losses on securities totaled $491,000 for the quarter ended March 31, 2007 and $26.7 million for the quarter ended March 31, 2006.

     Interest income: Interest income is accrued based on the outstanding principal amount of the Investment Securities and their contractual terms. Premiums and discounts associated with the purchase of the Investment Securities are amortized or accreted into interest income over the projected lives of the securities using the interest method. Our policy for estimating prepayment speeds for calculating the effective yield is to evaluate historical performance, Wall Street consensus prepayment speeds, and current market conditions. If our estimate of prepayments is incorrect, we may be required to make an adjustment to the amortization or accretion of premiums and discounts that would have an impact on future income.

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

     Impairment of Intangibles: The Company's acquisition of FIDAC was accounted for using the purchase method. The cost of FIDAC was allocated to the assets acquired, including identifiable intangible assets, and the liabilities assumed based on their estimated fair values at the date of acquisition. The excess of cost over the fair value of the net assets acquired was recognized as goodwill. Intangible assets are periodically reviewed for potential impairment. This evaluation requires significant judgment. During the quarter ended March 31, 2007 we recognized no impairment charges on intangible assets.

Results of Operations:  For the Quarters Ended March 31, 2007 and 2006

     Net Income Summary

     For the quarter ended March 31, 2007, our net income was $67.4 million, or $0.29 basic net income per average share available to common shareholders, as compared to net loss of $10.9 million, or $0.12 net loss per average share available to common shareholders, for the quarter ended March 31, 2006. We attribute the increase in total net income for the quarter ended March 31, 2007 from the quarter ended March 31, 2006 to the increased asset base, the increase in interest rate spread, gains on sales of Mortgage-Backed Securities and the termination of interest rate swaps, and a decline in loss on other-than-temporary impaired securities. The increase in total net income per share was primarily due to the increase in the interest rate spread from 0.32% to 0.58%. The increase in yield on investment securities to 5.68% for the quarter ended March 31, 2007 from 4.70% for the quarter ended March 31, 2006 was only partially offset by the increase in cost of funding to 5.10% for the quarter ended March 31, 2007 from 4.38% for the quarter ended March 31, 2006. For the quarter ended March 31, 2007, net investment advisory and service fees totaled $4.7 million, as compared to $5.8 million for the quarter ended March 31, 2006. For the quarter ended March 31, 2007, the net gain on sale of Mortgage-Backed Securities and termination of interest rate swaps was $6.2 million as compared to a $7.0 million loss on sale of Mortgage-Backed Securities for the quarter ended March 31, 2006. Gross income from trading securities totaled $3.4 million for the quarter ended March 31, 2007. There was no income from trading securities for the quarter ended March 31, 2006. For the quarter ended March 31, 2007, the loss on other-than-temporarily impaired securities totaled $491,000, as compared to $26.7 million for the quarter ended March 31, 2006. For the quarter ended March 31, 2007, general and administrative expenses totaled $12.9 million, as compared to $7.2 million for the quarter ended March 31, 2006.

     Dividends for the quarter ended March 31, 2007 were $0.20 per share of common stock, or $52.6 million in total, and $0.492188 per share of Series A preferred stock, or $3.6 million in total, and $0.375 per share of Series B preferred stock or $1.7 million in total. Dividends per share for the quarter ended March 31, 2006 were $0.11 per share of common stock, or $13.6 million in total and $0.492188 per share of Series A preferred stock, or $3.6 million in total. The Series B Cumulative preferred stock has been treated under GAAP as temporary equity. For the purpose of computing ratios relating to equity measures, the Series B Preferred Stock has been included in equity. Our return on average equity was 8.9% for the quarter ended March 31, 2007 compared to (2.98%) for the quarter ended March 31, 2006.

                            Net Income (Loss) Summary
                (dollars in thousands, except for per share data)
                 (ratios for the quarters have been annualized)

                                                            Quarter Ended March Quarter Ended March
                                                                  31, 2007            31, 2006
                                                            ----------------------------------------
Interest income                                                 $       449,564     $       194,882
Interest expense                                                        380,164             167,512
                                                            ----------------------------------------
Net interest income                                                      69,400              27,370
                                                            ----------------------------------------

Other income (loss):
  Investment advisory and service fees                                    5,562               6,997
  Gain (loss) on sale of investment securities                            6,145              (7,006)
  Gain on termination of interest rate swaps                                 67                   -
  Income from trading securities                                          3,429                   -
  Loss on other-than-temporarily impaired securities                       (491)            (26,730)
                                                            ----------------------------------------
     Total other income (loss)                                           14,712             (26,739)
                                                            ----------------------------------------

Expenses:
  Distribution fees                                                         904               1,170
  General and administrative expenses                                    12,886               7,177
                                                            ----------------------------------------
     Total expenses                                                      13,790               8,347
                                                            ----------------------------------------

Impairment of intangible for customer relationships                           -              (1,148)
                                                            ----------------------------------------

Income (loss) before income taxes and minority
  interest                                                               70,322              (8,864)

Income taxes                                                              2,604               2,085

                                                            ----------------------------------------
Income (loss) before minority interest                                   67,718             (10,949)

Minority interest                                                           286                   -

                                                            ----------------------------------------
Net Income (loss)                                                        67,432             (10,949)

Dividends on preferred stock                                              5,373               3,648
                                                            ----------------------------------------
Net income available (loss related) to common shareholders      $        62,059            ($14,597)
                                                            ========================================

Weighted average number of basic common shares outstanding          217,490,205         123,693,851
Weighted average number of diluted common shares outstanding        225,928,127         123,693,851

Basic net income (loss) per average common share                $          0.29              ($0.12)
Diluted net income (loss) per average common share              $          0.28              ($0.12)

Average total assets                                            $    35,150,250     $    16,268,064
Average equity                                                  $     3,036,273     $     1,468,976

Return on average total assets                                             0.77%             (0.27%)
Return on average equity                                                   8.88%             (2.98%)

     Interest Income and Average Earning Asset Yield

     We had average earning assets of $31.7 billion and $16.6 billion for the quarters ended March 31, 2007 and 2006, respectively. Our primary source of income for the quarters ended March 31, 2007 and 2006 was interest income. Our interest income was $449.6 million for the quarter ended March 31, 2007 and $194.9 million for the quarter ended March 31, 2006. The yield on average investment securities increased by 98 basis points, from 4.70% for the quarter ended March 31, 2006 to 5.68%, for the quarter ended March 31, 2007. Our average investment securities increased by $15.1 billion and interest income increased by $254.7 million for the quarter ended March 31, 2007 as compared to the quarter ended March 31, 2006. The average coupon rate at March 31, 2007 was 5.84% as compared to 5.22% at March 31, 2006. The prepayment speeds decreased to 17% CPR for the quarter ended March 31, 2007 from 18% CPR for the quarter ended March 31, 2006. The increase in coupon rates and reduction in prepayment speeds resulted in an increase in yield.

     Interest Expense and the Cost of Funds

     Our largest expense is the cost of borrowed funds. We had average borrowed funds of $29.8 billion and total interest expense of $380.2 million for the quarter ended March 31, 2007. We had average borrowed funds of $15.3 billion and total interest expense of $167.5 million for the quarter ended March 31, 2006. Our average cost of funds was 5.10% for the quarter ended March 31, 2007 and 4.38% for the quarter ended March 31, 2006. The cost of funds rate increased by 72 basis points and the average borrowed funds increased by $14.5 billion for the quarter ended March 31, 2007 when compared to the quarter ended March 31, 2006. Interest expense for the quarter increased by $212.7 million due to the substantial increase in the average repurchase balance and the increase in the cost of funds rate. Since a substantial portion of our repurchase agreements are short term, changes in market rates are directly reflected in our interest expense. Our average cost of funds was 0.16% below average one-month LIBOR and 0.20% below average six-month LIBOR for the quarter ended March 31, 2007. Our average cost of funds was 0.17% below average one-month LIBOR and 0.46% below average six-month LIBOR for the quarter ended March 31, 2006.

     The table below shows our average borrowed funds and average cost of funds as compared to average one-month and average six-month LIBOR for the quarter ended March 31, 2007, the year ended December 31, 2006 and the four quarters in 2006.

                              Average Cost of Funds
      (ratios for the quarters have been annualized, dollars in thousands)

                                                                                                                       Average
                                                                                         Average                       Cost of
                                                                                     One-Month LIBORAverage Cost of     Funds
                           Average                 Average                  Average    Relative to   Funds Relative Relative to
                          Repurchase    Interest   Cost of   Average One-   Six-Month  Average Six-    to Average      Average
                           Agreements    Expense     Funds    Month LIBOR     LIBOR    Month LIBOR  One-Month LIBORSix-Month LIBOR
                        ----------------------------------------------------------------------------------------------------------
For the Quarter Ended
 March 31, 2007         $   29,834,208 $  380,164   5.10%        5.26%       5.30%       (0.04%)        (0.16%)        (0.20%)
----------------------------------------------------------------------------------------------------------------------------------
For the Year Ended
December 31, 2006       $   21,399,130 $1,055,013   4.93%        5.03%       5.21%       (0.18%)        (0.10%)        (0.28%)
For the Quarter Ended
December 31, 2006       $   27,118,402 $  349,302   5.15%        5.27%       5.31%       (0.04%)        (0.12%)        (0.16%)
For the Quarter Ended
September 30, 2006      $   23,120,247 $  295,726   5.12%        5.29%       5.43%       (0.14%)        (0.17%)        (0.31%)
For the Quarter Ended
June 30, 2006           $   20,060,978 $  242,473   4.83%        5.03%       5.27%       (0.24%)        (0.20%)        (0.44%)
For the Quarter Ended
March 31, 2006          $   15,296,893 $  167,512   4.38%        4.55%       4.84%       (0.29%)        (0.17%)        (0.46%)

Net Interest Income

     Our net interest income, which equals interest income less interest expense, totaled $69.4 million for the quarter ended March 31, 2007 and $27.4 million for the quarter ended March 31, 2006. Our net interest income increased because of the increase in average investment securities we owned and because of an increase in interest rate spread. Our net interest rate spread, which equals the yield on our average assets for the period less the average cost of funds for the period, was 0.58% for the quarter ended March 31, 2007 as compared to 0.32% for the quarter ended March 31, 2006. This 26 basis point increase was a result of the yield increasing for the quarter ended March 31, 2007 to 5.68% from 4.70% for the quarter ended March 31, 2006. The increase in yield was only partially offset by the increase in cost of funds, which increased to 5.10% for the quarter ended March 31, 2007, as compared to 4.38% for the quarter ended March 31, 2006.

     The table below shows our interest income by average investment securities held, total interest income, yield on average interest earning assets, average balance of repurchase agreements, interest expense, average cost of funds, net interest income, and net interest rate spread for the quarter ended March 31, 2007, the year ended December 31, 2006 and the four quarters in 2006.

                               Net Interest Income
      (Ratios for the quarters have been annualized, dollars in thousands)

                                                   Yield
                            Average                Average                                                               Net
                          Investment     Total     InterestAverage Balance                                            Interest
                           Securities   Interest   Earning  of Repurchase  Interest  Average Cost of Net Interest       Rate
                            Held(1)       Income    Assets    Agreements    Expense       Funds          Income        Spread
                        ----------------------------------------------------------------------------------------------------------
For the Quarter Ended
 March 31, 2007         $   31,682,974 $  449,564     5.68%$   29,834,208 $  380,164           5.10%      $ 69,400           0.58%
----------------------------------------------------------------------------------------------------------------------------------
For the Year Ended
 December 31, 2006      $   23,029,195 $1,221,882     5.31%$   21,399,130 $1,055,013           4.93%      $166,869           0.38%
For the Quarter Ended
December 31, 2006       $   28,888,956 $  407,092     5.64%$   27,118,402    349,302           5.15%      $ 57,790           0.49%
For the Quarter Ended
September 30, 2006      $   24,976,876 $  339,737     5.44%$   23,120,247 $  295,726           5.12%      $ 44,011           0.32%
For the Quarter Ended
June 30, 2006           $   21,660,089 $  280,171     5.17%$   20,060,978 $  242,473           4.83%      $ 37,698           0.34%
For the Quarter Ended
March 31, 2006          $   16,590,859 $  194,882     4.70%$   15,296,893 $  167,512           4.38%      $ 27,370           0.32%

(1) Does not reflect unrealized gains/(losses).

     Investment Advisory and Service Fees

     FIDAC is a registered investment advisor which specializes in managing fixed income securities. FIDAC expanded its line of business in 2006 to include the management of equity securities, initially for us and an affiliated person, and collaterized debt obligations. FIDAC generally receives annual net investment advisory fees of approximately 10 to 20 basis points of the gross assets it manages, assists in managing or supervises. At March 31, 2007, FIDAC had under management approximately $2.5 billion in net assets and $16.1 billion in gross assets, compared to $2.0 billion in net assets and $16.9 billion in gross assets at March 31, 2006. Investment advisory and service fees for the quarters ended March 31, 2007 and 2006 totaled $4.7 million and $5.8 million respectively, net of fees paid to third parties pursuant to distribution agreements for facilitating and promoting distribution of shares of FIDAC's clients. Gross assets under management will vary from time to time because of changes in the amount of net assets FIDAC manages as well as changes in the amount of leverage used by the various funds and accounts FIDAC manages.

     Gains and Losses on Sales of Investment Securities and Interest Rate Swaps

     For the quarter ended March 31, 2007, we sold Mortgage-Backed Securities with a carrying value of $1.2 billion for an aggregate gain of $6.1 million and terminated interest rates swap agreements with a notional amount of $300 million for a gain of $67,000. For the quarter ended March 31, 2006, we sold Mortgage-Backed Securities with a carrying value of $1.2 billion for an aggregate loss of $7.0 million.

     Income from Trading Securities

     Gross income from trading securities totaled $3.4 million for the quarter ended March 31, 2007. During the quarter ended March 31, 2006, we did not earn income from trading securities.

     Impairment of Intangible for Customer Relationships

     During the quarter ended March 31, 2007, it was determined that there was no impairment of intangibles for customer relationships. The value of the intangible for customer relationships of $1.1 million was deemed to be impaired during the quarter ended March 31, 2006.

     Loss on Other-Than-Temporarily Impaired Securities

     At each quarter end, we review each of our securities to determine if an other-than-temporary impairment charge would be necessary. We will take these charges if we determine that we do not intend to hold securities that were in an unrealized loss position for a period of time, to maturity if necessary, sufficient for a forecasted market price recovery up to or beyond the cost of the investments. For the quarter ended March 31, 2007 and 2006, the loss on other-than temporarily impaired securities totaled $491,000 and $26.7 million, respectively.

     General and Administrative Expenses

     General and administrative (or G&A) expenses were $12.9 million for the quarter ended March 31, 2007, and $7.2 million for the quarter ended March 31, 2006. G&A expenses as a percentage of average total assets was 0.15% and 0.18% for the quarters ended March 31, 2007 and 2006, respectively. The increase in G&A expenses of $5.7 million for the quarter ended March 31, 2007 was primarily the result of increased compensation expense.

     The table below shows our total G&A expenses as compared to average total assets and average equity for the quarter ended March 31, 2007, the year ended December 31, 2006 and the four quarters in 2006.

                           G&A Expenses and Operating
                  Expense Ratios (Ratios for the quarters have
                     been annualized, dollars in thousands)

                                                                             Total G&A                 Total G&A
                                              Total G&A Expenses      Expenses/Average Assets   Expenses/Average Equity
---------------------------------------------------------------------------------------------------------------------
For the Quarter Ended March 31, 2007               $12,886                     0.15%                     1.70%
---------------------------------------------------------------------------------------------------------------------
For the Year Ended December 31, 2006               $40,063                     0.17%                     2.00%
For  the Quarter Ended December 31, 2006           $12,219                     0.16%                     1.86%
For  the Quarter Ended September 30, 2006          $11,542                     0.18%                     2.08%
For  the Quarter Ended June 30, 2006                $8,985                     0.18%                     2.19%
For  the Quarter Ended March 31, 2006               $7,177                     0.18%                     1.95%
---------------------------------------------------------------------------------------------------------------------

Net Income and Return on Average Equity

     Our net income was $67.4 million for the quarter ended March 31, 2007, and our net loss was $10.9 million for the quarter ended March 31, 2006. Our return on average equity was 8.88% for the quarter ended March 31, 2007, and (2.98%) for the quarter ended March 31, 2006. We attribute the majority of the increase in net income, of $78.3 million to the interest rate spread increase for the quarter. The increase in net interest income for the quarter ended March 31, 2007, as compared to the quarter ended March 31, 2006, was $42.0 million. In addition to the increase in net interest income, the gain on sale of investment securities of $6.1 million for the quarter ended March 31, 2007, as compared to the loss on sale of investment securities of $7.0 million for the quarter ended March 31, 2006, and the decline in loss on other-than-temporarily impaired securities, from $26.7 million for the quarter ended March 31, 2006 to $491,000 for the quarter ended March 31, 2007, contributed to the increase in net income and the return on average equity.

     The table below shows our net interest income, net investment advisory and service fees, gain (loss) on sale of Mortgage-Backed Securities and termination of interest rate swaps, impairment of intangibles for customer relationships, minority interest, loss on other-than-temporarily impaired securities, income from equity investment, G&A expenses, and income taxes each as a percentage of average equity, and the return on average equity for the quarter ended March 31, 2007, the year ended December 31, 2006, and the four quarters in 2006.

                     Components of Return on Average Equity
                 (Ratios for the quarters have been annualized)

                                  Gain/Loss
                                   on Sale of
                                   Mortgage-
                          Net       Backed
                        Investment Securities  Loss on
                        Advisory      and     other-than-
                Net        and     Interest   temporarily Income from                  Impairment of
               Interest  Service     Rate      impaired     equity      G&A     Income  intangible for Minority  Return
               Income/    Fees/     Swaps/    securities/ investment/ Expenses/ Taxes/    customer     interest/   on
               Average   Average    Average    Average     Average    Average   Average relationships/ Average   Average
                Equity    Equity     Equity     Equity      Equity     Equity   Equity  Average Equity  Equity   Equity
------------------------------------------------------------------------------------------------------------------------
For the
 Quarter Ended
 March 31,
 2007             9.14%      0.61%      0.82%     (0.06%)       0.45%   (1.70%) (0.34%)             -    (0.04%)   8.88%
------------------------------------------------------------------------------------------------------------------------
For the Year
 Ended
 December 31,
 2006             8.32%      0.94%      0.34%     (2.61%)       0.20%   (2.00%) (0.38%)        (0.12%)   (0.01%)   4.68%
For the
 Quarter Ended
 December 31,
 2006             8.81%      0.67%      1.08%     (0.84%)       0.52%   (1.86%) (0.20%)             -    (0.05%)   8.13%
For the
 Quarter Ended
 September 30,
 2006             7.93%      0.76%      1.44%          -        0.08%   (2.08%) (0.41%)             -         -    7.72%
For the
 Quarter Ended
 June 30, 2006    9.20%      1.08%    (0.30%)     (4.91%)          -    (2.19%) (0.33%)        (0.46%)        -    2.09%
For the
 Quarter Ended
 March 31,
 2006             7.45%      1.59%    (1.91%)     (7.28%)          -    (1.95%) (0.57%)        (0.31%)        -  (2.98%)

Financial Condition

     Investment Securities, Available for Sale

     All of our Mortgage-Backed Securities at March 31, 2007 were adjustable-rate or fixed-rate Mortgage-Backed Securities backed by single-family mortgage loans. All of the mortgage assets underlying these Mortgage-Backed Securities were secured with a first lien position on the underlying single-family properties. All of our mortgage-backed securities were FHLMC, FNMA or GNMA mortgage pass-through certificates or CMOs, which carry an actual or implied "AAA" rating. We mark-to-market all of our earning assets to fair value.

     All of our agency debentures are callable and carry an implied "AAA" rating. We mark-to-market all of our agency debentures to fair value.

     We accrete discount balances as an increase in interest income over the life of investment securities purchased at a discount, and we amortize premium balances as a decrease in interest income over the life of investment securities purchased at a premium. At March 31, 2007, and December 31, 2006 we had on our balance sheet a total of $96.1 million and $78.4 million respectively, of unamortized discount (which is the difference between the remaining principal value and current historical amortized cost of our investment securities acquired at a price below principal value) and a total of $291.8 million and $219.1 million, respectively, of unamortized premium (which is the difference between the remaining principal value and the current historical amortized cost of our investment securities acquired at a price above principal value).

     We received mortgage principal repayments of $1.7 billion for the quarter ended March 31, 2007 and $1.1 billion for the quarter ended March 31, 2006. The overall prepayment speed for the quarter ended March 31, 2007 decreased to 17%, as compared to 18% for the quarter ended March 31, 2006. Given our current portfolio composition, if mortgage principal prepayment rates were to increase over the life of our Mortgage-Backed Securities, all other factors being equal, our net interest income would decrease during the life of these Mortgage-Backed Securities as we would be required to amortize our net premium balance over a shorter time period. Similarly, if mortgage principal prepayment rates were to decrease over the life of our Mortgage-Backed Securities, all other factors being equal, our net interest income would increase during the life of these Mortgage-Backed Securities, as we would amortize our net premium balance over a longer time period.

     The table below summarizes our Investment Securities at March 31, 2007, December 31, 2006, September 30, 2006, June 30, 2006 and March 31, 2006.

                              Investment Securities
                             (dollars in thousands)
                                                              Amortized                     Fair Value/
                      Principal       Net                    Cost/Principal                 Principal       Weighted
                         Amount      Premium Amortized Cost      Amount      Fair Value        Amount     Average Yield
                    ----------------------------------------------------------------------------------------------------
At March 31, 2007      $39,053,196  $195,649    $39,248,845         100.50%   $39,230,648         100.45%          5.67%
------------------------------------------------------------------------------------------------------------------------
At December 31, 2006   $30,134,791  $140,709    $30,275,500         100.47%   $30,217,009         100.27%          5.63%
At September 30,
 2006                  $28,297,950  $139,717    $28,437,667         100.49%   $28,348,027         100.18%          5.58%
At June 30, 2006       $23,822,683  $141,671    $23,964,354         100.59%   $23,474,006          98.54%          5.42%
At March 31, 2006      $16,288,848  $173,428    $16,462,276         101.06%   $16,176,348          99.31%          5.03%


     The tables below set forth certain characteristics of our investment securities. The index level for adjustable-rate Investment Securities is the weighted average rate of the various short-term interest rate indices, which determine the coupon rate.

               Adjustable-Rate Investment Security Characteristics
                             (dollars in thousands)

                                                                                            Principal
                                                                                             Amount at
                                   Weighted     Weighted                                   Period End as
                                    Average   Average Term     Weighted       Weighted      % of Total
                      Principal      Coupon      to Next        Average     Average Asset   Investment
                         Amount       Rate      Adjustment    Lifetime Cap      Yield        Securities
                    -------------------------------------------------------------------------------------
At March 31, 2007       $9,657,221      5.79%   30 months            10.05%          5.66%         24.73%
---------------------------------------------------------------------------------------------------------
At December 31, 2006    $8,493,242      5.72%   19 months             9.76%          5.57%         28.18%
At September 30,
 2006                   $8,291,239      5.57%   17 months             9.64%          5.47%         29.30%
At June 30, 2006        $7,964,221      5.36%   16 months             9.75%          5.26%         33.43%
At March 31, 2006       $7,785,082      4.99%   20 months            10.27%          5.07%         47.79%


                 Fixed-Rate Investment Security Characteristics
                             (dollars in thousands)

                                   Weighted                 Principal Amount at
                                    Average     Weighted     Period End as % of
                      Principal      Coupon   Average Asset   Total Investment
                         Amount       Rate        Yield          Securities
                    ------------------------------------------------------------
At March 31, 2007      $29,395,975      5.85%          5.67%              75.27%
--------------------------------------------------------------------------------
At December 31, 2006   $21,641,549      5.83%          5.65%              71.82%
At September 30,
 2006                  $20,006,711      5.82%          5.62%              70.70%
At June 30, 2006       $15,858,461      5.73%          5.50%              66.57%
At March 31, 2006       $8,503,766      5.43%          4.99%              52.21%


     At March 31, 2007 and December 31, 2006, we held investment securities with coupons linked to various indices. The following tables detail the portfolio characteristics by index.

            Adjustable-Rate Investment Securities by Index
                            March 31, 2007

                                                                                                          Monthly
                                                   Twelve   12-Month                  1-Year    3-Year    Federal
                              One-Month Six-Month   Month     Moving  11th District   Treasury  Treasury  Cost of      Other
                                 Libor     Libor     Libor    Average  Cost of Funds    Index     Index     Funds     Indexes(1)
                              ----------------------------------------------------------------------------------------------------
Weighted Average Term
to Next Adjustment                 1 mo.    17 mo.    48 mo.     1 mo.          1 mo.    24 mo.    16 mo.     1 mo.         12 mo.
Weighted Average
Annual Period Cap                  6.46%     2.20%     2.10%     0.18%          0.00%     1.90%     2.03%     0.00%          1.82%
Weighted Average
Lifetime Cap at
March 31, 2007                     7.27%    11.08%    10.81%    10.49%         12.07%    10.84%    13.15%    13.42%         10.31%
Investment Principal
Value as Percentage of
Investment Securities at
March 31, 2007                     5.82%     1.97%    10.77%     0.05%          0.29%     5.48%     0.07%     0.21%          0.07%

(1)  Combination of indexes that account for less than 0.05% of total investment securities.

                 Adjustable-Rate Investment Securities by Index
                                December 31, 2006

                                                                                                          Monthly
                                 Six-    Twelve   12-Month                            1-Year    3-Year    Federal
                    One-Month   Month     Month     Moving  11th District  Six-Month  Treasury  Treasury  Cost of      Other
                       Libor     Libor     Libor    Average  Cost of Funds   CD Rate    Index     Index     Funds     Indexes(1)
                    --------------------------------------------------------------------------------------------------------------
Weighted Average
 Term to Next
 Adjustment              1 mo.    35 mo.    36 mo.     1 mo.          1 mo.     3 mo.    13 mo.    17 mo.     1 mo.         24 mo.
Weighted Average
 Annual
Period Cap               6.70%     1.88%     2.00%     0.16%          0.00%     1.75%     1.00%     2.03%     0.00%          1.89%
Weighted Average
 Lifetime Cap at
 December 31, 2006       7.32%    10.39%    10.70%    10.53%         12.07%     9.75%    10.81%    13.17%    13.41%         12.39%
Investment Principal
 Value as Percentage
 of Investment
 Securities at
 December 31, 2006       8.29%     2.71%     9.89%     0.07%          0.41%     0.06%     6.34%     0.10%     0.28%          0.03%

(1)  Combination of indexes that account for less than 0.05% of total investment securities.

     Trading Securities and Trading Securities Sold, Not Yet Purchased

     Trading securities and trading securities sold, not yet purchased, are included in the balance sheet as a result of consolidating the financial statements of an affiliated investment fund. The resulting realized and unrealized gains and losses are reflected in the statements of operations. The fair value of the trading securities was $7.9 million and the trading securities sold, not yet purchased, was $39.7 million at March 31, 2007. The fair value of the trading securities was $18.4 million and the trading securities sold, not yet purchased, was $41.9 million at December 31, 2006.

     Borrowings

     To date, our debt has consisted entirely of borrowings collateralized by a pledge of our investment securities. These borrowings appear on our balance sheet as repurchase agreements. At March 31, 2007, we had established uncommitted borrowing facilities in this market with 30 lenders in amounts which we believe are in excess of our needs. All of our investment securities are currently accepted as collateral for these borrowings. However, we limit our borrowings, and thus our potential asset growth, in order to maintain unused borrowing capacity and thus increase the liquidity and strength of our balance sheet.

     For the quarter ended March 31, 2007, the term to maturity of our borrowings ranged from one day to three years. Additionally, the Company entered into structured borrowings giving the counterparty the right to call the balance prior to maturity. The weighted average original term to maturity was 245 days at March 31, 2007. For the quarter ended March 31, 2006, the term to maturity of our borrowings ranged from one day to three years, with a weighted average original term to maturity of 162 days at March 31, 2006. At March 31, 2007, the weighted average cost of funds for all of our borrowings 5.17% and the weighted average term to next rate adjustment was 200 days. At March 31, 2006, the weighted average cost of funds for all of our borrowings was 4.38% and the weighted average term to next rate adjustment was 69 days.

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

     Borrowings under our repurchase agreements increased by $5.8 billion to $33.3 billion at March 31, 2007, from $27.5 billion at December 31, 2006. The increase in borrowings was the result of our deployment of additional capital raised during 2006 and the first quarter of 2007, which permitted us to increase our borrowings.

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

     Under our repurchase agreements, we may be required to pledge additional assets to our repurchase agreement counterparties (i.e., lenders) in the event the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral (a "margin call"), which may take the form of additional securities or cash. Similarly, if the estimated fair value of investment securities increase due to changes in market interest rates of market factors, lenders may release collateral back to us. Specifically, margin calls result from a decline in the value of the our Mortgage-Backed Securities securing our repurchase agreements, prepayments on the mortgages securing such Mortgage-Backed Securities and to changes in the estimated fair value of such Mortgage-Backed Securities generally due to principal reduction of such Mortgage-Backed Securities from scheduled amortization and resulting from changes in market interest rates and other market factors. Through March 31, 2007, we did not have any margin calls on our repurchase agreements that we were not able to satisfy with either cash or additional pledged collateral. However, should prepayment speeds on the mortgages underlying our Mortgage-Backed Securities and/or market interest rates suddenly increase, margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.

     The following table summarizes the effect on our liquidity and cash flows from contractual obligations for repurchase agreements, interest expense on repurchase agreements, the non-cancelable office lease and employment agreements at March 31, 2007.

                                                             (dollars in thousands)
                                   ---------------------------------------------------------------------------
                                                   One to Three  Three to Five  More than Five
Contractual Obligations            Within One Year     Years          Years          Years          Total
--------------------------------------------------------------------------------------------------------------
Repurchase agreements                 $30,848,011              -     $1,600,000       $900,000    $33,348,011
Interest expense on repurchase
 agreements                               202,460        217,947        201,335        183,944        805,686
Long-term operating lease
 obligations                                  532            931              -              -          1,463
Employment agreements                      25,074          3,815              -              -         28,889
                                   ---------------------------------------------------------------------------
Total                                 $31,076,077       $222,693     $1,801,335     $1,083,944    $34,184,049
                                   ===========================================================================

     Stockholders' Equity

     During the quarter ended March 31, 2007, we declared dividends to common shareholders totaling $52.6 million or $0.20 per share, which were paid on April 26, 2007. During the quarter ended March 31, 2007, we declared and paid dividends to Series A Preferred shareholders totaling $3.6 million or $0.492188 per share, and Series B preferred shareholders totaling $1.7 million or $0.375 per share. During the quarter ended March 31, 2006, we declared and paid dividends to common shareholders totaling $13.6 million or $0.11 per share which were paid April 27, 2006. During the quarter ended March 31, 2006 we declared and paid dividends to Series A preferred shareholders totaling $3.6 million or $0.492188 per share.

     On March 7, 2007, we entered into an underwriting agreement pursuant to which we sold 57,500,000 shares of our common stock for net proceeds before expenses of approximately $737.4 million. This transaction settled on March 13, 2007.

     On August 3, 2006, we entered into an ATM Equity Offering(sm) Sales Agreement with Merrill Lynch & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, relating to the sale of shares of our common stock from time to time through Merrill Lynch. Sales of the shares, if any, will be made by means of ordinary brokers' transaction on the New York Stock Exchange. During the quarter ended March 31, 2007, no shares of our common stock were issued pursuant to this program.

     On August 3, 2006, we entered into an ATM Equity Sales Agreement with UBS Securities LLC, relating to the sale of shares of our common stock from time to time through UBS Securities. Sales of the shares, if any, will be made by means of ordinary brokers' transaction on the New York Stock Exchange. During the quarter ended March 31, 2007, no shares of our common stock were issued pursuant to this program.

     During the quarter ended March 31, 2007, 41,800 options were exercised under the Long-Term Stock Incentive Plan, or Incentive Plan, for an aggregate exercise price of $417,000. During the quarter ended March 31, 2006, 16,725 options were exercised under the Incentive Plan for an aggregate exercise price of $136,000.

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

                           Unrealized Gains and Losses
                             (dollars in thousands)

                              ---------------------------------------------------------------------------
                                 At March    At December 31, At September      At June       At March
                                 31, 2007          2006         30, 2006      30, 2006       31, 2006
                              ---------------------------------------------------------------------------
Unrealized gain                     $138,211       $112,596       $100,229       $110,755        $41,470
Unrealized loss                     (198,251)      (188,708)      (220,202)      (495,667)      (290,929)
                              ---------------------------------------------------------------------------
Net Unrealized (loss) gain          ($60,040)      ($76,112)     ($119,973)     ($384,912)     ($249,459)
                              ===========================================================================

Net unrealized losses as
 percentage of investment
 securities principal amount          (0.15%)        (0.25%)        (0.42%)        (1.62%)        (1.53%)
Net unrealized losses as
 percentage of investment
 securities amortized cost            (0.15%)        (0.25%)        (0.42%)        (1.61%)        (1.52%)

     Unrealized changes in the estimated net market value of investment securities have one direct effect on our potential earnings and dividends: positive mark-to-market changes increase our equity base and allow us to increase our borrowing capacity while negative changes tend to limit borrowing capacity under our capital investment policy. A very large negative change in the net market value of our investment securities might impair our liquidity position, requiring us to sell assets with the likely result of realized losses upon sale. The net unrealized loss on available for sale securities and interest rate swaps was $60.0 million, or 0.15% of the amortized cost of our investment securities as of March 31, 2007, and $76.1 million, or 0.25% of the amortized cost of our investment securities as of December 31, 2006.

     Mortgage-Backed Securities with a carrying value of $8.3 billion were in a continuous unrealized loss position over 12 months at March 31, 2007 in the amount of $125.8 million. Mortgage-Backed Securities with a carrying value of $11.2 billion were in a continuous unrealized loss position for less than 12 months at March 31, 2007 in the amount of $29.5 million. Mortgage-Backed Securities with a carrying value of $7.0 billion were in a continuous unrealized loss position over 12 months at December 31, 2006 in the amount of $138.2 million. Mortgage-Backed Securities with a carrying value of $6.4 billion were in a continuous unrealized loss position for less than 12 months at December 31, 2006 in the amount of $30.2 million. The decline in value of these securities is solely due to increases in interest rates. All of the Mortgage-Backed Securities are "AAA" rated or carry an implied "AAA" rating. During the quarter ended March 31, 2007 and 2006, we recorded impairment losses of $491,000 and $26.7 million, respectively. The remaining investments are not considered other-than-temporarily impaired since we currently have the ability and intent to hold the investments for a period of time or to maturity, if necessary, sufficient for a forecasted market price recovery up to or beyond the cost of the investments. Also, we are guaranteed payment on the par value of the securities.

     Leverage

     Our debt-to-equity ratio at March 31, 2007 and March 31, 2006 was 9.8:1 and 10.2:1 respectively. We generally expect to maintain a ratio of debt-to-equity of between 8:1 and 12:1, although the ratio may vary from this range from time to time based upon various factors, including our management's opinion of the level of risk of our assets and liabilities, our liquidity position, our level of unused borrowing capacity and over-collateralization levels required by lenders when we pledge assets to secure borrowings.

     Our target debt-to-equity ratio is determined under our capital investment policy. Should our actual debt-to-equity ratio increase above the target level due to asset acquisition or market value fluctuations in assets, we cease to acquire new assets. Our management will, at that time, present a plan to our board of directors to bring us back to our target debt-to-equity ratio; in many circumstances, this would be accomplished over time by the monthly reduction of the balance of our Mortgage-Backed Securities through principal repayments.

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

     We seek to manage the extent to which our net income changes as a function of changes in interest rates by matching adjustable-rate assets with variable-rate borrowings. In addition, we have attempted to mitigate the potential impact on net income of periodic and lifetime coupon adjustment restrictions in our portfolio of investment securities by entering into interest rate swaps. At March 31, 2007, we entered into swap agreements with a total notional amount of $13.2 billion. We agreed to pay a weighted average pay rate of 5.10% and receive a floating rate based on one month LIBOR. At March 31, 2006, we entered into swap agreements with a total notional amount of $2.8 billion. We agreed to pay a weighted average pay rate of 4.85% and receive a floating rate based on one month LIBOR. We may enter into similar derivative transactions in the future by entering into interest rate collars, caps or floors or purchasing interest only securities.

     Changes in interest rates may also affect the rate of mortgage principal prepayments and, as a result, prepayments on mortgage-backed securities. We seek to mitigate the effect of changes in the mortgage principal repayment rate by balancing assets we purchase at a premium with assets we purchase at a discount. To date, the aggregate premium exceeds the aggregate discount on our mortgage-backed securities. As a result, prepayments, which result in the expensing of unamortized premium, will reduce our net income compared to what net income would be absent such prepayments.

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

     Capital Resources

     At March 31, 2007, we had no material commitments for capital expenditures.

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

     Other Matters

     We calculate that at least 75% of our assets were qualified REIT assets, as defined in the Internal Revenue for the quarters ended March 31, 2007 and 2006. We also calculate that our revenue qualifies for the 75% source of income test and for the 95% source of income test, under the REIT rules for the quarters ended March 31, 2007 and 2006. Consequently, we met the REIT income and asset test. We also met all REIT requirements regarding the ownership of our common stock and the distribution of our net income. Therefore, as of March 31, 2007 and December 31, 2006, we believe that we qualified as a REIT under the Internal Revenue Code.

     We at all times intend to conduct our business so as not to become regulated as an investment company under the Investment Company Act of 1940, or the Investment Company Act. If we were to become regulated as an investment company, then our use of leverage would be substantially reduced. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" (qualifying interests). Under current interpretation of the staff of the SEC, in order to qualify for this exemption, we must maintain at least 55% of our assets directly in qualifying interests and at least 80% of our assets in qualifying interests plus other real estate related assets. In addition, unless certain mortgage securities represent all the certificates issued with respect to an underlying pool of mortgages, the Mortgage-Backed Securities may be treated as securities separate from the underlying mortgage loans and, thus, may not be considered qualifying interests for purposes of the 55% requirement. We calculate that as of March 31, 2007 and December 31, 2006 we were in compliance with this requirement.

ITEM 3A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     Our profitability and the value of our portfolio (including interest rate swaps) may be adversely affected during any period as a result of changing interest rates. The following table quantifies the potential changes in net interest income, portfolio value should interest rates go up or down 25, 50, and 75 basis points, assuming the yield curves of the rate shocks will be parallel to each other and the current yield curve. All changes in income and value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at March 31, 2007 and various estimates regarding prepayment and all activities are made at each level of rate shock. Actual results could differ significantly from these estimates.

                                Projected Percentage Change in          Projected Percentage Change in
Change in Interest Rate            Net Interest Income                        Portfolio Value
-----------------------         ------------------------------          ------------------------------
-75 Basis Points                         17.59%                                   1.43%
-50 Basis Points                         12.74%                                   1.18%
-25 Basis Points                         8.47%                                    0.80%
Base Interest Rate                         -                                        -
+25 Basis Points                        (0.28%)                                  (0.32%)
+50 Basis Points                        (4.75%)                                  (1.07%)
+75 Basis Points                        (9.26%)                                  (1.94%)

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

     The following table sets forth the estimated maturity or repricing of our interest-earning assets and interest-bearing liabilities at March 31, 2007. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except adjustable-rate loans, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature and does include the effect of the interest rate swaps. The interest rate sensitivity of our assets and liabilities in the table could vary substantially if based on actual prepayment experience.

                                                            More than 1 Year to
                            Within 3 Months    4-12 Months         3 Years        3 Years and Over         Total
                                                              (dollars in thousands)
                           ---------------------------------------------------------------------------------------------
Rate Sensitive Assets:
  Investment Securities
   (Principal)                    $2,857,810     $1,457,782          $8,628,830         $26,108,774         $39,053,196

Rate Sensitive Liabilities:
  Repurchase Agreements,
   with the effect of swaps      $17,550,011     $2,044,650          $5,328,700          $8,424,650         $33,348,011
                           ---------------------------------------------------------------------------------------------

Interest rate sensitivity
 gap                            ($14,692,201)     ($586,868)         $3,300,130         $17,684,124          $5,705,185
                           =============================================================================================

Cumulative rate sensitivity
 gap                            ($14,692,201)  ($15,279,069)       ($11,978,939)         $5,705,185
                           =========================================================================

Cumulative interest rate
 sensitivity gap as a
 percentage of total rate-
 sensitive assets                       (38%)          (39%)               (31%)                 15%
                           =========================================================================

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

ITEM 4. CONTROLS AND PROCEDURES

     Our management, including our Chief Executive Officer (the "CEO") and Chief Financial Officer (the "CFO"), reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act) as of the end of the period covered by this quarterly report. Based on that review and evaluation, the CEO and CFO have concluded that our current disclosure controls and procedures, as designed and implemented, (1) were effective in ensuring that information regarding the Company and its subsidiaries is made known to our management, including our CEO and CFO, by our employees, as appropriate to allow timely decisions regarding required disclosure and (2) were effective in providing reasonable assurance that information the Company must disclose in its periodic reports under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by the SEC's rules and forms. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

     From time to time, we are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial statements.

Item 1A. RISK FACTORS

     There have been no material changes to the risk factors disclosed in Item 1A -- Risk Factors of our annual report on Form 10-K for the year ended December 31, 2006 (the "Form 10-K"). The materialization of any risks and uncertainties identified in our forward looking statements contained in this report together with those previously disclosed in the Form 10-K or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Special Note Regarding Forward Looking Statements" in this quarterly report on Form 10-Q.

ITEM 6  EXHIBITS

Exhibits:

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

                                  EXHIBIT INDEX

Exhibit
Number    Exhibit Description
------    -------------------

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

4.4 Specimen Series B Preferred Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K filed with the Securities and Exchange Commission on April 10, 2006).

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


                                        ANNALY CAPITAL MANAGEMENT, INC.

Dated: May 10, 2007                     By: /s/ Michael A.J. Farrell
                                            ------------------------
                                            Michael A.J. Farrell
                                            (Chairman of the Board, Chief
                                            Executive Officer, President and
                                            authorized officer of registrant)


Dated: May 10, 2007                     By: /s/ Kathryn F. Fagan
                                            --------------------
                                            Kathryn F. Fagan
                                            (Chief Financial Officer and
                                            Treasurer and principal financial
                                            and chief accounting officer)