Form 10-Q
period 2007-06-30
ANNALY CAPITAL MANAGEMENT INC
filed 2007-08-09
CIK 1043219

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2007

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

                                   Yes X No [_]
                                      ---   ---


Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer |X| Accelerated filer [_] Non-accelerated filer [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No |X|


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date:

   Class                                Outstanding at August 7, 2007
 Common Stock, $.01 par value                   323,437,348
                                                -----------

                ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                TABLE OF CONTENTS

Part I. FINANCIAL INFORMATION
           Item 1. Financial Statements:
            Consolidated Statements of Financial Condition at June 30, 2007 (Unaudited) and December 31, 2006
            (Derived from the audited consolidated statement of financial condition at December 31, 2006)              1

            Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited) for the quarters and
             six  months ended June 30, 2007 and 2006                                                                  2


            Consolidated Statement of Stockholders' Equity (Unaudited) for the quarters ended March 31, 2007
            and June 30, 2007                                                                                          3

            Consolidated Statements of Cash Flows (Unaudited) for the quarters and six months ended June 30, 2007 and
            2006                                                                                                       4

  Notes to Consolidated Financial Statements (Unaudited)                                                               5

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations                       18

  Item 3. Quantitative and Qualitative Disclosures about Market Risk                                                  36

  Item 4. Controls and Procedures                                                                                     37


Part II. OTHER INFORMATION
                                                                                                                      38
             Item 1. Legal Proceedings
                                                                                                                      38
             Item 1A. Risk Factors

             Item 4. Submission of Matters to a Vote of Security Holders                                              38

             Item 6. Exhibits                                                                                         39

            SIGNATURES                                                                                                40

            CERTIFICATIONS                                                                                            41

PART I.
ITEM 1.     FINANCIAL STATEMENTS
                ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                  (dollars in thousands, except for share data)

                                                          (unaudited)       December 31, 2006(1)
                                                         June 30, 2007
                                                      -------------------- -----------------------

                        ASSETS
------------------------------------------------------

Cash and cash equivalents                              $           91,781   $              91,782
Mortgage-Backed Securities, at fair value                      38,603,002              30,167,509
Agency debentures, at fair value                                  150,507                  49,500
Trading securities, at fair value                                  12,131                  18,365
Receivable for Mortgage-Backed Securities sold                          -                 200,535
Accrued interest receivable                                       197,060                 146,089
Receivable for advisory and service fees                            2,954                   3,178
Intangible for customer relationships, net                         10,513                  11,184
Goodwill                                                           22,966                  22,966
Interest rate swaps, at fair value                                 93,404                   2,558
Other assets                                                        3,146                   2,314
                                                        -----------------    --------------------

     Total assets                                      $       39,187,464   $          30,715,980
                                                        =================    ====================

         LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------

Liabilities:
  Repurchase agreements                                $       35,093,856   $          27,514,020
  Payable for Investment Securities purchased                     744,027                 338,172
  Trading securities sold, not yet purchased, at fair
   value                                                           37,734                  41,948
  Accrued interest payable                                        104,456                  83,998
  Dividends payable                                                64,652                  39,016
  Accounts payable                                                 14,520                  18,816
  Interest rate swaps, at fair value                                  838                  20,179
                                                        -----------------    --------------------

     Total liabilities                                         36,060,083              28,056,149
                                                        -----------------    --------------------

Minority interest in equity of consolidated affiliate               5,623                   5,324
                                                        -----------------    --------------------

6.00% Series B Cumulative Convertible Preferred Stock:
4,600,000 authorized, issued and outstanding                      111,466                 111,466
                                                        -----------------    --------------------

Stockholders' Equity:
7.875% Series A Cumulative Redeemable Preferred Stock:
7,637,500 shares authorized, 7,412,500 shares issued
 and outstanding                                                  177,088                 177,088
Common stock: par value $.01 per share; 487,762,500
 shares authorized,
269,385,348 and 205,345,591 shares issued and
 outstanding,
respectively                                                        2,694                   2,053
Additional paid-in capital                                      3,447,964               2,615,016
Accumulated other comprehensive loss                             (467,640)                (76,112)
Accumulated deficit                                              (149,814)               (175,004)
                                                        -----------------    --------------------

     Total stockholders' equity                                 3,010,292               2,543,041
                                                        -----------------    --------------------

Total liabilities, minority interest, Series B
 Cumulative Convertible
Preferred Stock and stockholders' equity               $       39,187,464   $          30,715,980
                                                        =================    ====================

(1) Derived from the audited consolidated statement of financial condition at December 31, 2006.

See notes to consolidated financial statements.

                ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)
                  (dollars in thousands, except per share data)

                                                                For the Quarter       For the     For the Six   For the Six Months
                                                                 Ended June 30,     Quarter Ended  Months Ended   Ended June 30,
                                                                       2007         June 30, 2006   June 30,           2006
                                                                                                       2007
                                                               ------------------- -------------- ------------- ------------------
Interest income                                                     $556,262          $280,171     $1,005,826        $475,053

Interest expense                                                     468,748           242,473        848,912         409,985
                                                               ------------------- -------------- ------------- ------------------

Net interest income                                                   87,514            37,698        156,914          65,068
                                                               ------------------- -------------- ------------- ------------------

Other income (loss):
   Investment advisory and service fees                                5,366             5,210         10,928          12,206
   Gain (loss) on sale of Investment Securities                        7,293            (1,239)        13,438          (8,245)
   Gain on termination of interest rate swaps                              -                 -             67               -
   Income from trading securities                                        243                 -          3,672               -
   Loss on other-than-temporarily impaired securities                   (698)          (20,114)        (1,189)        (46,843)
                                                               ------------------- -------------- ------------- ------------------

     Total other income (loss)                                        12,204           (16,143)        26,916         (42,882)
                                                               ------------------- -------------- ------------- ------------------

Expenses:
  Distribution fees                                                      861               755          1,765           1,925
  General and administrative expenses                                 12,272             8,985         25,158          16,162
                                                               ------------------- -------------- ------------- ------------------
     Total expenses                                                   13,133             9,740         26,923          18,087
                                                               ------------------- -------------- ------------- ------------------

  Impairment of intangible for customer relationships                      -            (1,345)             -          (2,493)
                                                               ------------------- -------------- ------------- ------------------

Income before income taxes and minority interest                      86,585            10,470        156,907           1,606

Income taxes                                                             839             1,892          3,443           3,977
                                                               ------------------- -------------- ------------- ------------------

Income (loss) before minority interest                                85,746             8,578        153,464          (2,371)

Minority interest                                                         13                 -            299               -
                                                               ------------------- -------------- ------------- ------------------

Net Income (loss)                                                     85,733             8,578        153,165          (2,371)

Dividends on preferred stock                                           5,373             5,163         10,746           8,811
                                                               ------------------- -------------- ------------- ------------------

Net income available (loss related) to common shareholders           $80,360            $3,415       $142,419        ($11,182)
                                                               =================== ============== ============= ==================

Net income available (loss related) to common shareholders per average common share:
  Basic                                                               $0.30            $0.02          $0.59          ($0.08)
                                                               =================== ============== ============= ==================

  Diluted                                                             $0.30            $0.02          $0.58          ($0.08)
                                                               =================== ============== ============= ==================
Weighted average number of common shares outstanding:
Basic                                                              264,990,422      158,632,865    241,371,530     141,476,532
                                                               =================== ============== ============= ==================

Diluted                                                            273,578,836      158,703,614    249,924,374     141,476,532
                                                               =================== ============== ============= ==================

Net income (loss)                                                    $85,733           $8,578       $153,165         ($2,371)
                                                               ------------------- -------------- ------------- ------------------

Comprehensive (loss) income:
  Unrealized (loss) on available-for sale securities                (535,413)         (225,771)      (489,465)       (338,861)
  Unrealized gain on interest rate swaps                             134,408            68,965        110,253         105,978
  Reclassification adjustment for net (gains) losses
included in net income or loss                                        (6,595)           21,353        (12,316)         55,088
                                                               ------------------- -------------- ------------- ------------------
  Other comprehensive (loss) income                                 (407,600)         (135,453)      (391,528)       (177,795)
                                                               ------------------- -------------- ------------- ------------------
Comprehensive (loss) income                                        ($321,867)        ($126,875)     ($238,363)      ($180,166)
                                                               =================== ============== ============= ==================
See notes to consolidated financial statements.

                ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                FOR THE QUARTERS ENDED MARCH 31 AND JUNE 30, 2007
                  (dollars in thousands, except per share data)
                                   (UNAUDITED)

                                                                     Common  Additional      Other      (Accumulated
                                                         Preferred   Stock     Paid-In    Accumulated     Deficit)
                                                           Stock      Par      Capital    Comprehensive   Retained
                                                                      Value               Income (Loss)   Earnings      Total
                                                         ---------- -------- ----------- -------------- ------------- ------------
BALANCE, JANUARY 1, 2007                                   $177,088   $2,053  $2,615,016       ($76,112)    ($175,004)   $2,543,041

  Net income                                                      -        -           -              -        67,432             -
  Other comprehensive income                                      -        -           -         16,072             -             -
  Comprehensive income                                            -        -           -              -             -       83,504
  Exercise of stock options                                       -        -         417              -             -          417
  Stock option expense                                            -        -         311              -             -          311
  Net proceeds from common stock follow-on offerings              -      576     736,673              -             -      737,249
  Preferred Series A Cumulative Redeemable Preferred
   Stock
dividends declared, $0.492188 per share                           -        -           -              -        (3,648)       (3,648)
  Preferred Series B Cumulative Convertible Preferred
   Stock dividends
declared, $0.375 per share                                        -        -           -              -        (1,725)       (1,725)
  Common dividends declared, $0.20 per share                      -        -           -              -       (52,577)      (52,577)

BALANCE, MARCH 31, 2007                                    $177,088   $2,629  $3,352,417       ($60,040)    ($165,522)    3,306,572
                                                         ---------- -------- ----------- -------------- ------------- ------------


  Net income                                                      -        -           -              -        85,733             -
  Other comprehensive income                                      -        -           -       (407,600)            -             -
  Comprehensive loss                                              -        -           -              -             -      (321,867)
  Exercise of stock options                                       -        -          64              -             -            64
  Stock option expense                                            -        -         362              -             -           362
  Offering cost for common stock follow-on offering               -        -       (178)              -             -          (178)
   Net proceeds from ATM programs                                 -       46      65,862              -             -        65,908
   Proceeds from dividend reinvestment and share purchase
    program                                                       -       19      29,437              -             -        29,456
  Preferred Series A Cumulative Redeemable Preferred
   Stock
dividends declared, $0.492188 per share                           -        -           -              -        (3,648)       (3,648)
  Preferred Series B Cumulative Convertible Preferred
   Stock dividends
declared, $0.375 per share                                        -        -           -              -        (1,725)       (1,725)
  Common dividends declared, $0.24 per share                      -        -           -              -       (64,652)      (64,652)
                                                         ---------- -------- ----------- -------------- ------------- ------------

 BALANCE, JUNE 30, 2007                                    $177,088   $2,694  $3,447,964      ($467,640)    ($149,814)   $3,010,292
                                                         ========== ======== =========== ============== ============= ============

See notes to consolidated financial statements.

                ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (UNAUDITED)

                                                  For the       For the     For the Six    For the Six
                                                   Quarter       Quarter     Months Ended  Months Ended
                                                  Ended June   Ended June      June 30,      June 30,
                                                  30, 2007       30, 2006       2007           2006
                                                ------------- ------------- ------------- --------------
Cash flows from operating activities:
Net income (loss)                                     $85,733        $8,578      $153,165       ($2,371)
Adjustments to reconcile net income (loss) to
 net cash provided
  by operating activities:
    Amortization of Mortgage Backed Securities
     premiums and
discounts, net                                         16,737        17,944        32,106        33,736
   Amortization of intangibles                            349           321           705           526
    Amortization of trading securities premiums
     and discounts,
net                                                        (3)            -            (3)            -
    (Gain) loss on sale of Investment Securities       (7,293)        1,239       (13,438)        8,245
    Gain on termination of interest rate swaps              -             -           (67)            -
    Stock option expense                                  362           321           673           637
    Net realized loss (gain) on trading
     investments                                         (346)            -        (1,016)            -
    Unrealized depreciation (appreciation) on
     trading investments                                  813             -          (848)            -
    Market value adjustment on long-term
     repurchase agreements                                  -             -             -          (149)
    Loss on other-than-temporarily impaired
     securities                                           698        20,114         1,189        46,843
    Impairment of intangible for customer
     relationships                                          -         1,345             -         2,493
    Increase in accrued interest receivable           (17,900)      (35,000)      (50,462)      (39,621)
    (Increase) decrease in other assets                   (22)          692          (867)          550
    Purchase of trading investments                    (9,697)            -       (13,562)            -
    Proceeds from sale of trading securities            4,592             -         9,158             -
    Purchase of trading securities sold, not yet
     purchased                                         (3,951)            -       (11,783)            -
    Proceeds from securities sold, not yet
     purchased                                          2,388             -        20,074             -
    (Increase) decrease in advisory and service
     fees receivable                                       (5)          691           224           384
    Increase in interest payable                       25,094         4,361        20,458         14,105
    (Decrease) increase in accounts payable             6,578         3,742        (4,296)       (1,858)
                                                ------------- ------------- ------------- --------------
         Net cash provided by operating
          activities                                  104,127        24,348       141,410        63,520
                                                ------------- ------------- ------------- --------------
Cash flows from investing activities:
  Purchase of Mortgage-Backed Securities           (5,303,629)   (9,318,354)  (14,893,805)  (12,592,319)
  Proceeds from termination of swaps                        -             -            67             -
  Proceeds from sale of Investment Securities       1,458,787       980,156     2,868,879     2,048,917
  Principal receipts on Mortgage-Backed
   Securities                                       1,952,728     1,189,240     3,627,304     2,315,165
  Purchase of agency debentures                             -             -       (54,567)            -
                                                ------------- ------------- ------------- --------------
        Net cash used in investing activities      (1,892,114)   (7,148,958)   (8,452,122)   (8,228,237)
                                                ------------- ------------- ------------- --------------
Cash flows from financing activities:
  Proceeds from repurchase agreements             103,964,854    75,306,249   201,021,927   128,069,003
  Principal payments on repurchase agreements    (102,219,009)  (68,679,429) (193,442,092) (120,388,601)
  Proceeds from exercise of stock options                  64             -           481           136
  Net proceeds from follow-on common stock
   offerings                                             (178)      437,348       737,071       437,348
  Net proceeds from dividend reinvestment and
   share purchase
  program                                              29,456             -        29,456             -
  Net proceeds from ATM programs                       65,908        14,187        65,908        14,187
  Net proceeds from Series B preferred stock
   offering                                                 -       111,471             -       111,471
  Minority interest                                        13         5,000           299         5,000
  Dividends paid                                      (57,950)      (18,770)     (102,339)      (34,786)
                                                ------------- ------------- ------------- --------------
       Net cash provided by financing activities    1,783,158     7,176,056     8,310,711     8,213,758
                                                ------------- ------------- ------------- --------------
Net (decrease) increase in cash and cash
 equivalents                                           (4,829)       51,446            (1)       49,041

Cash and cash equivalents, beginning of the
 period                                                96,610         2,403        91,782         4,808
                                                ------------- ------------- ------------- --------------

Cash and cash equivalents, end of period              $91,781       $53,849       $91,781       $53,849
                                                ============= ============= ============= ==============

Supplemental disclosure of cash flow
 information:
  Interest paid                                      $443,654      $238,111      $828,454      $415,367
                                                ============= ============= ============= ==============
  Taxes paid                                           $2,105        $1,255        $4,581        $3,597
                                                ============= ============= ============= ==============
Noncash financing and investing activities:
  Net change in unrealized loss on available-
   for-sale securities
and interest rate swaps, net of reclassification
 adjustment                                         ($407,600)    ($135,453)    ($391,528)    ($177,795)
                                                ============= ============= ============= ==============
  Dividends declared, not yet paid                    $64,652       $21,322       $64,652       $21,322
See notes to consolidated financial statements.

                ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE QUARTER ENDED JUNE 30, 2007 AND 2006
                                   (UNAUDITED)
--------------------------------------------------------------------------------

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

     Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, ("SFAS 115") requires the Company to classify its Investment Securities as either trading investments, available-for-sale investments or held-to-maturity investments. Although the Company generally intends to hold most of its Investment Securities until maturity, it may, from time to time, sell any of its Investment Securities as part of its overall management of its portfolio. Accordingly, SFAS 115 requires the Company to classify all of its Investment Securities as available-for-sale. All assets classified as available-for-sale are reported at estimated fair value, based on market prices from independent sources, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity.

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

     Investment Securities transactions are recorded on the trade date. Purchases of newly-issued securities are recorded when all significant uncertainties regarding the characteristics of the securities are removed, generally shortly before settlement date. Realized gains and losses on sale of Investment Securities are determined based on the specific identification method.

     Derivative Financial Instruments/Hedging Activity - The Company hedges interest rate risk through the use of derivative financial instruments such as interest rate caps and interest rate swaps ("Hedging Instruments"). The Company accounts for Hedging Instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), as amended and interpreted. The Company carries all Hedging Instruments at their fair value, as assets, if their fair value is positive, or as liabilities, if their fair value is negative. As the Company's interest rate swaps are designated as cash flow hedges under SFAS 133, the change in the fair value of any such derivative is recorded in other comprehensive income or loss for hedges that qualify as effective. At June 30, 2007, the Company did not have any interest rate caps. The ineffective amount of all Hedging Instruments, if any, is recognized in earnings each quarter. To date, the Company has not recognized any change in the value of its interest rate swaps in earnings as a result of the hedge or a portion thereof being ineffective.


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

     Trading Securities and Trading Securities sold, not yet purchased - Trading securities and trading securities sold, not yet purchased are presented in the consolidated statements of financial condition as a result of consolidating the financial statements of the Fund, and are carried at fair value. The realized and unrealized gains and losses, as well as other income or loss from trading securities, are recorded in the income from trading securities balance in the accompanying consolidated statements of operations.

     Trading securities sold, not yet purchased, represent obligations of the Fund to deliver the specified security at the contracted price, and thereby create a liability to purchase the security in the market at prevailing prices.

     SFAS No. 107, Disclosure About Fair Value of Financial Instruments, requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. The estimated fair value of Investment Securities and interest rate swaps is equal to their carrying value presented in the consolidated statements of financial condition. The estimated fair value of trading securities and trading securities sold, not yet purchased, is equal to their carrying value. The estimated fair value of cash and cash equivalents, accrued interest receivable, receivable for securities sold, receivable for advisory and service fees, repurchase agreements with maturities shorter than one year, and payable for Mortgage-Backed Securities purchased, dividends payable, accounts payable, and accrued interest payable, generally approximates cost, due to the short term nature of these financial instruments.

     Repurchase Agreements - The Company finances the acquisition of its Investment Securities through the use of repurchase agreements. Repurchase agreements are treated as collateralized financing transactions and are carried at their contractual amounts, including accrued interest, as specified in the respective agreements.

     Cumulative Convertible Preferred Stock - The Company classifies its Series B Cumulative Convertible Preferred Stock in the consolidated statements of financial condition using the guidance in SEC Accounting Series Release No. 268, Presentation in Financial Statements of "Redeemable Preferred Stocks," and Emerging Issues Task Force ("EITF") Topic D-98, Classification and Measurement of Redeemable Securities. The Series B Cumulative Convertible Preferred Stock contains fundamental change provisions that allow the holder to redeem the preferred stock for cash if certain events occur. As redemption under these provisions is not solely within the Company's control, the Company has classified the Series B Cumulative Convertible Preferred Stock as temporary equity in the accompanying consolidated statements of financial condition.

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

     Intangible assets - The Company's acquisition of FIDAC was accounted for using the purchase method. Under the purchase method, net assets and results of operations of acquired companies are included in the consolidated financial statements from the date of acquisition. In addition, the cost of FIDAC was allocated to the assets acquired, including identifiable intangible assets, and the liabilities assumed based on their estimated fair values at the date of acquisition. The excess of purchase price over the fair value of the net assets acquired was recognized as goodwill. Intangible assets are periodically (but not less frequently than annually) reviewed for potential impairment. Intangible assets with an estimated useful life are expected to amortize over an 8.3 year weighted average time period.

     Stock Based Compensation - On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (Revised 2004) - Share-Based Payment ("SFAS 123R"). SFAS 123R, which replaced SFAS 123, requires the Company to measure and recognize in the consolidated financial statements the compensation cost relating to share-based payment transactions. The compensation cost should be reassessed based on the fair value of the equity instruments issued. The Company adopted SFAS 123R effective January 1, 2006 under the modified prospective transition method. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted or modified on or after January 1, 2006 and for the unvested portion of all outstanding awards that remain outstanding at the date of adoption.

     The Company elected to recognize compensation expense on a straight-line basis over the requisite service period for the entire award (that is, over the requisite service period of the last separately vesting portion of the award). The Compnay estimated fair value using the Black-Scholes valuation model. The Company granted 687,250 options during the quarter ended June 30, 2007.

     Recent Accounting Pronouncements- In February 2006, the FASB issued FAS No. 155, Accounting for Certain Hybrid Instruments ("FAS 155"), an amendment of FASB Statements No. 133 and 140. Among other things, FAS 155: (i) permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of FAS 133; (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (v) amends FAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. FAS 155 was effective for all financial instruments acquired or issued by the Company after January 1, 2007. Securitized interests which only contain an embedded derivative that is tied to the prepayment risk of the underlying prepayable financial assets and for which the investor does not control the right to accelerate the settlement of such financial assets are excluded under a scope exception adopted by the FASB. None of the Company's assets were subject to FAS 155 as a result of this scope exception. Therefore, the Company has continued to record changes in the market value of its investment securities through Other Comprehensive Income, a component of stockholders' equity. Therefore, the adoption of FAS 155 did not have any impact on the Company's consolidated financial statements.

     In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 ("FIN 48"), and related implementation issues. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a threshold and measurement attributes for recognition in the financial statements of an asset or liability resulting from a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 was effective for the Company on January 1, 2007. There was no impact to the Company's financial statements from implementing this new standard.

     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of its financial instruments according to a fair value hierarchy (i.e., levels 1, 2, and 3, as defined). Additionally, companies are required to provide enhanced disclosure regarding instruments in the level 3 category (which require significant management judgment), including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS 157 is effective for the Company on January 1, 2008. The Company is currently evaluating the impact that the adoption of SFAS 157 may have on its consolidated financial statements.

     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities- Including an amendment of FASB Statement No. 115 ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date FAS 159 is effective for the Company commencing January 1, 2008. The Company is currently evaluating the impact that the adoption of SFAS 159 will have on its consolidated financial statements.

     In June, 2007, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting for Parent Companies and Equity Method Investors for Investments in Investment Companies. This SOP provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the Guide). Entities that are within the scope of the Guide are required, among other things, to carry their investments at fair value, with changes in fair value included in earnings. The provisions of this SOP are effective for the Company on January 1, 2008. The Company is currently evaluating this new guidance and has not determined whether it will be required to apply the provisions of the Guide in presenting its financial statements.

     Proposed FASB Staff Position - The FASB issued a proposed FSP FAS 140-d relating to FASB Statement No. 140, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions to address questions where assets purchased from a particular counterparty and financed through a repurchase agreement with the same counterparty can be considered and accounted for as separate transactions. Currently, the Company records such assets and the related financing on a gross basis in the consolidated statement of financial condition, and the corresponding interest income and interest expense in the Company's consolidated statement of operations and comprehensive income (loss). For assets representing available-for-sale investment securities, as in the Company's case, any change in fair value is reported through other comprehensive income under SFAS 115, with the exception of impairment losses, which are recorded in the consolidated statement of operations and comprehensive (loss) income as realized losses.

     FASB's staff position requires that all of the following criteria be met in order to continue the application of SFAS 140 as described above: (1) the initial transfer of and repurchase financing cannot be contractually contingent;
(2) the repurchase financing entered into between the parties provides full recourse to the transferee and the repurchase price is fixed; (3) the financial asset has an active market and the transfer is executed at market rates; (4) the borrower maintains the right to the collateral and the lender cannot re-pledge the asset prior to settlement of the repurchase agreement; and (4) the repurchase agreement and financial asset do not mature simultaneously.

     At this time, the Company believes that its purchases and subsequent financing through repurchase agreements with the same counterparty meet the criteria enumerated in the proposed FSP FAS 140 for treatment as a non-linked transfer and repurchase under SFAS No. 140 and the Company believes that if the FSP is ultimately issued in substantially its current form, there will be no effect on the manner in which the Company records such assets, their financings, and the corresponding interest income and interest expense. FSP FAS 140 may be subject to significant changes prior to finalization, which may impact the Company's current assessment of its impact upon adoption.

2.   MORTGAGE-BACKED SECURITIES

     The following tables present the Company's available-for-sale Mortgage-Backed Securities portfolio as of June 30, 2007 and December 31, 2006, which are carried at their fair value:

                        Federal Home Loan   Federal National   Government National   Total Mortgage-
June 30, 2007                Mortgage            Mortgage           Mortgage         Backed Securities
                            Corporation         Association        Association
                        ------------------- ------------------ ------------------- --------------------
                                                    (dollars in thousands)
Mortgage-Backed
 Securities, gross             $14,081,872        $24,478,522         $   384,883          $38,945,277
Unamortized discount               (24,236)           (50,345)               (530)             (75,111)
Unamortized premium                101,349            183,171               2,738              287,258
                        ------------------- ------------------ ------------------- --------------------
Amortized cost                  14,158,985         24,611,348             387,091           39,157,424

Gross unrealized gains               4,456              4,675                 106                9,237
Gross unrealized losses           (209,565)          (349,782)             (4,312)            (563,659)
                        ------------------- ------------------ ------------------- --------------------

Estimated fair value           $13,953,876        $24,266,241         $   382,885          $38,603,002
                        =================== ================== =================== ====================


                          Amortized Cost    Gross Unrealized    Gross Unrealized   Estimated Fair Value
                                                   Gains              Losses
                        ------------------- ------------------ ------------------- --------------------
Adjustable rate                $ 9,506,059        $     6,276            ($94,550)         $ 9,417,785

Fixed rate                      29,651,365              2,961            (469,109)          29,185,217
                        ------------------- ------------------ ------------------- --------------------

Total                          $39,157,424        $     9,237           ($563,659)         $38,603,002
                        =================== ================== =================== ====================


                        Federal Home Loan   Federal National   Government National   Total Mortgage-
December 31, 2006            Mortgage            Mortgage           Mortgage         Backed Securities
                            Corporation         Association        Association
                        ------------------- ------------------ ------------------- --------------------
                                                    (dollars in thousands)
Mortgage-Backed
 Securities, gross             $10,675,235        $19,085,218         $   324,338          $30,084,791
Unamortized discount               (21,332)           (56,517)               (204)             (78,053)
Unamortized premium                 82,707            133,164               3,271              219,142
                        ------------------- ------------------ ------------------- --------------------
Amortized cost                  10,736,610         19,161,865             327,405           30,225,880

Gross unrealized gains              35,174             74,498                 366              110,038
Gross unrealized losses            (73,125)           (92,548)             (2,736)            (168,409)
                        ------------------- ------------------ ------------------- --------------------

Estimated fair value           $10,698,659        $19,143,815         $   325,035          $30,167,509
                        =================== ================== =================== ====================
                          Amortized Cost    Gross Unrealized    Gross Unrealized   Estimated Fair Value
                                                   Gains              Losses
                        ------------------- ------------------ ------------------- --------------------
Adjustable rate                $ 8,546,363        $    12,764            ($61,483)         $ 8,497,644

Fixed rate                      21,679,517             97,274            (106,926)          21,669,865
                        ------------------- ------------------ ------------------- --------------------

Total                          $30,225,880        $   110,038           ($168,409)         $30,167,509
                        =================== ================== =================== ====================

     Actual maturities of Mortgage-Backed Securities are generally shorter than stated contractual maturities. Actual maturities of the Company's
Mortgage-Backed Securities are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal. The following table summarizes the Company's Mortgage-Backed Securities on June 30, 2007 and December 31, 2006 according to their estimated weighted-average life classifications:

                                       June 30, 2007              December 31, 2006
     Weighted-Average Life       Fair Value   Amortized Cost  Fair Value   Amortized Cost
--------------------------------------------- -------------- ------------- --------------
                                                 (dollars in thousands)

Less than one year               $    283,444  $     281,006  $    379,967  $     382,268
Greater than one year and less
 than five years                   19,900,291     20,174,316    21,788,975     21,851,659
Greater than or equal to five
 years                             18,419,267     18,702,102     7,998,567      7,991,953
                                ------------- -------------- ------------- --------------

Total                            $ 38,603,002  $  39,157,424  $ 30,167,509  $  30,225,880
                                ============= ============== ============= ==============

     The weighted-average lives of the Mortgage-Backed Securities at June 30, 2007 and December 31, 2006 in the table above are based upon data provided through subscription-based financial information services, assuming constant principal prepayment rates to the reset date of each security. The prepayment model considers current yield, forward yield, steepness of the yield curve, current mortgage rates, mortgage rate of the outstanding loans, loan age, margin and volatility.

     Mortgage-Backed Securities with a carrying value of $7.7 billion were in a continuous unrealized loss position over 12 months at June 30, 2007 in the amount of $206.9 million. Mortgage-Backed Securities with a carrying value of $29.2 billion were in a continuous unrealized loss position for less than 12 months at June 30, 2007 in the amount of $356.7 million. Mortgage-Backed Securities with a carrying value of $7.0 billion were in a continuous unrealized loss position over 12 months at December 31, 2006 in the amount of $138.2 million. Mortgage-Backed Securities with a carrying value of $6.4 billion were in a continuous unrealized loss position for less than 12 months at December 31, 2006 in the amount of $30.2 million. The decline in value of these securities is solely due to market conditions and not the quality of the assets. All of the Mortgage-Backed Securities are "AAA" rated or carry an implied "AAA" rating. During the quarters ended June 30, 2007 and 2006, the Company recorded impairment losses of $698,000 and $20.1 million, respectively. For the six months ended June 30, 2007 and 2006, the Company recorded impairment losses of $1.2 and $46.8 million. The remaining investments are not considered other-than-temporarily impaired since the Company currently has the ability and intent to hold the investments to maturity or for a period of time, sufficient for a forecasted market price recovery up to or beyond the cost of the investments. Also, the Company is guaranteed payment of the principal amount of the securities.

     The adjustable rate Mortgage-Backed Securities are limited by periodic caps (generally interest rate adjustments are limited to no more than 1% every nine months) and lifetime caps. The weighted average lifetime cap was 10.11% at June 30, 2007 and 9.8% at December 31, 2006.

     During the quarter and six months ended June 30, 2007 the Company realized $7.3 million in net gains and $13.4 million in net gains from sales of Investment Securities. During the quarter and six months ended June 30, 2006, the Company realized $1.2 million and $8.2 million in net losses from sales of Mortgage-Backed Securities, respectively.

3.   AGENCY DEBENTURES

     At June 30, 2007, the Company owned agency debentures with a market value of approximately $150.5 million, including the unrealized loss of approximately $5.8 million. At December 31, 2006, the Company owned agency debentures with a market value of $49.5 million, including the unrealized loss of $120,000.

4.   REPURCHASE AGREEMENTS

     The Company had outstanding $35.1 billion and $27.5 billion of repurchase agreements with weighted average borrowing rates of 5.10% and 5.14%, and weighted average remaining maturities of 209 days and 125 days as of June 30, 2007 and December 31, 2006, respectively. Investment Securities pledged as collateral under these repurchase agreements had an estimated fair value of $37.1 billion at June 30, 2007 and $28.6 billion at December 31, 2006.

     At June 30, 2007 and December 31, 2006, the repurchase agreements had the following remaining maturities:

                                June 30, 2007      December 31, 2006
                                       (dollars in thousands)
                             ------------------------------------------
Within 30 days                $         28,007,692  $        22,778,703
30 to 59 days                            3,836,164            2,285,317
60 to 89 days                              350,000              200,000
90 to 119 days                             200,000                    -
Over 120 days                            2,700,000            2,250,000
                             --------------------- --------------------
Total                         $         35,093,856  $        27,514,020
                             ===================== ====================

     The Company did not have an amount at risk greater than 10% of the equity of the Company with any individual counterparty as of June 30, 2007.

     The Company had an amount at risk greater than 10% of the equity of the Company with the following counterparty at December 31, 2006.

                              Amount at risk(1)     Weighted average
                            (dollars in thousands)   days to maturity
                            ---------------------- --------------------

UBS Securities LLC           $      179,959                121

(1) Equal to the sum of fair value of securities sold plus accrued interest income minus the sum of repurchase agreements plus accrued interest expense.

     As of June 30, 2007, the Company has entered into repurchase agreements which provide the counterparty with the right to call the balance prior to maturity date. These repurchase agreements totaled $2.8 billion and the redemption value of the option to call was estimated at $11.2 million. Management has determined that the call option is not required to be bifurcated under the provisions of SFAS 133 as it is deemed clearly and closely related to the debt instrument, therefore the option value is not recorded in the consolidated financial statements.

5.   INTEREST RATE SWAPS

     In connection with the Company's interest rate risk management strategy, the Company hedges a portion of its interest rate risk by entering into derivative financial instrument contracts. As of June 30, 2007, such instruments are comprised of interest rate swaps, which in effect modify the cash flows on repurchase agreements. The use of interest rate swaps creates exposure to credit risk relating to potential losses that could be recognized if the counterparties to these instruments fail to perform their obligations under the contracts. In the event of a default by the counterparty, the Company could have difficulty obtaining its Mortgage-Backed Securities pledged as collateral for swaps. The Company does not anticipate any defaults by its counterparties.

     The Company's swaps are used to lock-in the fixed rate related to a portion of its current and anticipated future 30-day term repurchase agreements.

     The table below presents information about the Company's swaps outstanding at June 30, 2007.

     Notional Amount         Weighted        Weighted      Net Estimated Fair
 (dollars in thousands)     Average Pay       Average      Value/Carrying Value
                                Rate        Receive Rate  (dollars in thousands)
------------------------- --------------- --------------- ----------------------
       $12,768,000             5.10%           5.32%             $92,566

6.   PREFERRED STOCK AND COMMON STOCK

(A) Common Stock Issuances

     On March 7, 2007, the Company entered into an underwriting agreement pursuant to which it sold 57,500,500 shares of its common stock for net proceeds following underwriting fees of approximately $737.4 million. This transaction settled on March 13, 2007.

     On August 3, 2006, the Company entered into an ATM Equity Offering(sm) Sales Agreement with Merrill Lynch & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, relating to the sale of shares of its common stock from time to time through Merrill Lynch. Sales of the shares, if any, will be made by means of ordinary brokers' transaction on the New York Stock Exchange. During the quarter and six months ended June 30, 2007, 3,529,300 shares of the Company's common stock were issued pursuant to this program, totaling $51.2 million in net proceeds.

     On August 3, 2006, the Company entered into an ATM Equity Sales Agreement with UBS Securities LLC, relating to the sale of shares of its common stock from time to time through UBS Securities. Sales of the shares, if any, will be made by means of ordinary brokers' transaction on the New York Stock Exchange. During the quarter and six months ended June 30, 2007, 1,051,900 shares of the Company's common stock were issued pursuant to this program, totaling $14.7 million in net proceeds.

     During the quarter ended and six months ended June 30, 2007, the Company raised $29.5 million by issuing 1,911,319 shares through the Direct Purchase and Dividend Reinvestment Program and there were no such transactions during the quarter ended and six months ended June 30, 2006.

     During the quarter ended June 30, 2007, 5,438 options were exercised under the Long-Term Stock Incentive Plan, or Incentive Plan, for an aggregate exercise price of $63,733 and there were no options exercised during the quarter ended June 30, 2006. During the six months ended June 30, 2007 and June 30, 2006, 47,238 options were exercised for an aggregate exercise price of $481,122, and 16,725 shares for an aggregate exercise price of $135,900 respectively.

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

(B) Preferred  Stock

     At June 30, 2007, the Company had issued and outstanding 7,412,500 shares of Series A Cumulative Redeemable Preferred Stock, with a par value $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The Series A preferred stockholders must be paid a dividend at a rate of 7.875% per year on the $25.00 liquidation preference before the common stock is entitled to receive any dividends. The Series A preferred stock is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not declared) exclusively at the Company's option commencing on April 5, 2009 (subject to the Company's right under limited circumstances to redeem the Series A preferred stock earlier in order to preserve its qualification as a REIT). The Series A preferred stock is senior to the Company's common stock and is on parity with the Series B preferred stock with respect to dividends and distributions, including distributions upon liquidation, dissolution or winding up. The Series A preferred stock generally does not have any voting rights, except if the Company fails to pay dividends on the Series A preferred stock for six or more quarterly periods (whether or not consecutive). Under such circumstances, the Series A preferred stock, together with the Series B preferred stock, will be entitled to vote to elect two additional directors to the Board, until all unpaid dividends have been paid or declared and set apart for payment. In addition, certain material and adverse changes to the terms of the Series A preferred stock cannot be made without the affirmative vote of holders of at least two-thirds of the outstanding shares of Series A preferred stock and Series B preferred stock. Through June 30, 2007, the Company had declared and paid all required quarterly dividends on the Series A preferred stock.

     At June 30, 2007, the Company also had issued and outstanding 4,600,000 shares of Series B Cumulative Convertible Preferred Stock, with a par value $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The Series B preferred stockholders must be paid a dividend at a rate of 6% per year on the $25.00 liquidation preference before the common stock is entitled to receive any dividends.

     The Series B preferred stock is not redeemable. The Series B preferred stock is convertible into shares of common stock at a conversion rate that adjusts from time to time upon the occurrence of certain events, including if the Company distributes to its common shareholders in any calendar quarter cash dividends in excess of $0.11 per share. Initially, the conversion rate was
1.7730 shares of common shares per $25 liquidation preference. Commencing April 5, 2011, the Company has a right in certain circumstances to convert each Series B preferred stock into a number of common shares based upon the then prevailing conversion rate. The Series B preferred stock is also convertible into common shares at the option of the Series B preferred shareholder at any time at the then prevailing conversion rate. The Series B preferred stock is senior to the Company's common stock and is on parity with the Series A preferred stock with respect to dividends and distributions, including distributions upon liquidation, dissolution or winding up. The Series B preferred stock generally does not have any voting rights, except if the Company fails to pay dividends on the Series B preferred stock for six or more quarterly periods (whether or not consecutive). Under such circumstances, the Series B preferred stock, together with the Series A preferred stock, will be entitled to vote to elect two additional directors to the Board, until all unpaid dividends have been paid or declared and set apart for payment. In addition, certain material and adverse changes to the terms of the Series B preferred stock cannot be made without the affirmative vote of holders of at least two-thirds of the outstanding shares of Series B preferred stock and Series A preferred stock. Through June 30, 2007, the Company had declared and paid all required quarterly dividends on the Series B preferred stock.

(C) Distributions to Shareholders

     During the quarter ended June 30, 2007, the Company declared dividends to common shareholders totaling $64.7 million or $0.24 per share, which were paid on July 26, 2007. During the quarter ended June 30, 2007, the Company declared dividends to Series A Preferred shareholders totaling approximately $3.6 million or $0.492188 per share, and Series B shareholders totaling approximately $1.7 million or $0.375 per share, which were paid on July 2, 2007.

7.   NET INCOME (LOSS) PER COMMON SHARE

     The following table presents a reconciliation of the net income (loss) and shares used in calculating basic and diluted earnings per share for the quarters and six months ended June 30, 2007 and 2006.

                                                  For the Quarters Ended  For the Six Months Ended
                                                  June 30,    June 30,     June 30,     June 30,
                                                     2007        2006         2007         2006
                                                               (dollars in thousands)
                                                  ------------------------------------------------

Net income (loss)                                    $85,733       $8,578     $153,165    ($2,371)
Less: Preferred stock dividends                        5,373        5,163       10,746       8,811
                                                  ---------- ------------ ------------ -----------
Net income (loss) available (related) to common
shareholders, prior to adjustment for Series B
 dividends, if
necessary                                            $80,360       $3,415     $142,419   ($11,182)

Add: Preferred Series B dividends, if Series B
 shares are dilutive                                   1,725        1,515        3,450       1,515
                                                  ---------- ------------ ------------ -----------

Net income (loss) available (related) to common
 shareholders                                        $82,085       $4,930     $145,869    ($9,667)
                                                  ========== ============ ============ ===========

Weighted average shares of common stock
 outstanding-basic                                   264,990      158,633      241,372     141,477

Add: Effect of dilutive stock options                    228           71          191           -
          Series B Cumulative Convertible
           Preferred Stock                             8,361            -        8,361           -
                                                  ---------- ------------ ------------ -----------

Weighted average shares of common stock
 outstanding-
diluted                                              273,579      158,704      249,924     141,477
                                                  ========== ============ ============ ===========

     Options to purchase 2,471,375 shares of common stock were outstanding and considered anti-dilutive as their exercise price exceeded the average stock price for the quarter ended June 30, 2007. The Series B Cumulative convertible preferred stock and options to purchase 2,990,430 shares of common stock were anti-dilutive for the six months ended June 30, 2006, because the Company had a net loss related to common shareholders for the six months ended June 30, 2006, and options to purchase 2,990,430 shares of common stock were considered anti-dilutive for the quarter ended June 30, 2006. Under the if converted method, 7,182,019 shares would be converted to common stock if they are converted; however, the conversion would have an anti-dilutive effect for the quarter and six months ended June 30, 2006.

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

                                                    For the six months ended June 30,
                                                                2007                          2006
                                        Number of   Weighted Average  Number of   Weighted Average
                                           Shares    Exercise Price     Shares     Exercise Price
                                        ----------- ---------------- ------------ ----------------
Options outstanding at the beginning of
 period                                   2,984,995           $15.10    2,333,593           $16.10
Granted                                     687,250            15.69      737,205            11.72
Exercised                                  (47,238)            10.91     (16,725)             8.21
Forfeited                                 (174,240)            16.06     (60,000)            15.39
Expired                                     (5,000)            20.35      (3,688)            13.69
                                        ----------- ---------------- ------------ ----------------
Options outstanding at end of period      3,445,767           $15.22    2,990,430           $15.08
                                        =========== ================ ============ ================
Options exercisable at end of period      1,294,504           $14.97      970,556           $14.49
                                        =========== ================ ============ ================

     The weighted average remaining contractual term was approximately 7.5 years for all outstanding stock options and approximately 5.8 years for stock options exercisable as of June 30, 2007. As of June 30, 2006, there was approximately $3.5 million of total unrecognized compensation cost related to nonvested share-based compensation awards. That cost is expected to be recognized over a weighted average period of 3.0 years.

     The following table summarizes information about stock options outstanding at June 30, 2007:

                                               Weighted
                                 Weighted        Average
                                  Average       Remaining                  Weighted    Weighted Average
                                 Exercise     Contractual                   Average        Remaining
   Range of         Total        Price on     Life (Years)     Total       Exercise    Contractual Life
   Exercise        Options        Total         on Total      Options      Price on      (Years) on
     Prices       Outstanding   Outstanding    Outstanding   Exercisable  Exercisable    Exercisable
--------------- -------------- -------------- -------------- ------------ ------------ -----------------
 $7.94-$19.99      3,440,767      $15.22            7.5       1,289,504      $14.88           5.8
$20.00-$29.99          5,000       20.70            1.0           5,000       20.70           1.0
                -------------- -------------- -------------- ------------ ------------ -----------------
                   3,445,767      $15.22            7.5       1,294,504      $14.90           5.8
                ============== ============== ============== ============ ============ =================

9.   INCOME TAXES

     As a REIT, the Company is not subject to federal income tax on earnings distributed to its shareholders. Most states recognize REIT status as well. The Company has decided to distribute the majority of its income and retain a portion of the permanent difference between book and taxable income arising from
Section 162(m) of the Code pertaining to employee remuneration.

     During the quarter and six months ended June 30, 2007, the Company recorded approximately $497,000 and $925,000, respectively, of income tax expense for income attributable to FIDAC, its taxable REIT subsidiary, and the portion of earnings retained based on Section 162(m) limitations. During the quarter and six months ended June 30, 2007, the Company recorded approximately $342,000 and $2.5 million, respectively, of income tax expense for a portion of earnings retained based on Section 162(m) limitations. The statutory combined federal, state, and city corporate tax rate is 45%. This amount is applied to the amount of estimated REIT taxable income retained (if any, and only up to 10% of ordinary income as all capital gain income is distributed) and to taxable income earned at the taxable subsidiaries. Thus, as a REIT, the Company's effective tax rate is significantly less as it is allowed to deduct dividend distributions.

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

10.  LEASE COMMITMENTS

     The Company has a noncancelable lease for office space, which commenced in May 2002 and expires in December 2009. The Company's aggregate future minimum lease payments are as follows:

*T
                                                         Total per Year
                                                     (dollars in thousands)
2007 (remainder)                                                       $266
2008                                                                    532
2009                                                                    532
                                                     ----------------------
Total remaining lease payments                                       $1,330
                                                     ======================

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

     The Company seeks to manage the extent to which net income changes as a function of changes in interest rates by matching adjustable-rate assets with variable-rate borrowings. The Company may seek to mitigate the potential impact on net income of periodic and lifetime coupon adjustment restrictions in the portfolio of Investment Securities by entering into interest rate agreements such as interest rate caps and interest rate swaps. As of June 30, 2007, the Company entered into interest rate swaps to pay a fixed rate and receive a floating rate of interest, with total notional amount of $12.8 billion.

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

13.  SUBSEQUENT EVENTS

     On July 12, 2007 the Company entered into an underwriting agreement pursuant to which it sold 54,050,000 shares of its common stock for proceeds of $720.7 million net of underwriting fees.

     The current situation in the sub-prime mortgage sector, and the current weakness in the broader mortgage market, could adversely affect one or more of the Company's lenders and could cause one or more of the Company's lenders to be unwilling or unable to provide it with additional financing. This could potentially increase the Company's financing costs and reduce liquidity. If one or more major market participants fails, it could negatively impact the marketability of all fixed income securities, including government mortgage securities, and this could negatively impact the value of the securities in the Company's portfolio, thus reducing its net book value. Furthermore, if many of the Company's lenders are unwilling or unable to provide it with additional financing, we could be forced to sell our Investment Securities at an inopportune time when prices are depressed. Even with the current situation in the sub-prime mortgage sector, the Company does not anticipate having difficulty converting its assets to cash or extending financing term, due to the fact that its investment securities have an actual or implied "AAA" rating and principal payment is guaranteed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
     OF OPERATIONS
     -------------

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

     The results of our operations are affected by various factors, many of which are beyond our control. Our results of operations primarily depend on, among other things, our net interest income, the market value of our assets and the supply of and demand for such assets. Our net interest income, which reflects the amortization of purchase premiums and accretion of discounts, varies primarily as a result of changes in interest rates, borrowing costs and prepayment speeds, the behavior of which involves various risks and uncertainties. Prepayment speeds, as reflected by the Constant Prepayment Rate, or CPR, and interest rates vary according to the type of investment, conditions in financial markets, competition and other factors, none of which can be predicted with any certainty. In general, as prepayment speeds on our Mortgage-Backed Securities portfolio increase, related purchase premium amortization increases, thereby reducing the net yield on such assets. The CPR on our Mortgage Backed-Securities portfolio averaged 15% and 19% for the quarters ended June 30, 2007 and 2006, respectively. Since changes in interest rates may significantly affect our activities, our operating results depend, in large part, upon our ability to effectively manage interest rate risks and prepayment risks while maintaining our status as a REIT.

     The current situation in the sub-prime mortgage sector, and the current weakness in the broader mortgage market, could adversely affect one or more of the Company's lenders and could cause one or more of the Company's lenders to be unwilling or unable to provide it with additional financing. This could potentially increase the Company's financing costs and reduce liquidity. If one or more major market participants fails, it could negatively impact the marketability of all fixed income securities, including government mortgage securities, and this could negatively impact the value of the securities in the Company's portfolio, thus reducing its net book value. Furthermore, if many of the Company's lenders are unwilling or unable to provide it with additional financing, the Company could be forced to sell our Investment Securities at an inopportune time when prices are depressed. Even with the current situation in the sub-prime mortgage sector, the Company does not anticipate having difficulty converting its assets to cash or extending financing term, due to the fact that its investment securities have an actual or implied "AAA" rating and principal payment is guaranteed.

     The table below provides quarterly information regarding our average balances, interest income, yield on assets, average repurchase agreement balances, interest expense, cost of funds, net interest income and net interest rate spreads for the quarterly periods presented.

                           Average                 Yield on                              Average              Net
                         Investment       Total     Average    Average                     Cost      Net    Interest
                          Securities     Interest  Investment  Repurchase     Interest     of     Interest    Rate
                          Held (1)        Income   Securities  Agreements     Expense     Funds    Income    Spread
 --------------------------------------------------------------------------------------------------------------------
Quarter Ended
June 30, 2007            $38,822,274     $556,262   5.73%    $36,560,359     $468,748    5.13%     $87,514    0.60%
Quarter Ended
March 31, 2007           $31,682,974     $449,564   5.68%    $29,834,208     $380,164    5.10%     $69,400    0.58%
Quarter Ended
December 31, 2006        $28,888,956     $407,092   5.64%    $27,118,402     $349,302    5.15%     $57,790    0.49%
Quarter Ended
September 30, 2006       $24,976,876     $339,737   5.44%    $23,120,247     $295,726    5.12%     $44,011    0.32%
Quarter Ended
June 30, 2006            $21,660,089     $280,171   5.17%    $20,060,978     $242,473    4.83%     $37,698    0.34%
Quarter Ended
March 31, 2006           $16,590,859     $194,882   4.70%    $15,296,893     $167,512    4.38%     $27,370    0.32%

(1) Does not reflect unrealized gains/(losses).

         The following table presents the average CPR experienced on our Mortgage-Backed Securities portfolio, on an annualized basis, for the quarterly periods presented.

Quarter Ended                                                          CPR
-------------                                                          ---
June 30, 2007                                                          15%
March 31, 2007                                                         17%
December 31, 2006                                                      15%
September 30, 2006                                                     16%
June 30, 2006                                                          19%
March 31, 2006                                                         18%

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

Results of Operations: For the Quarters and Six Months Ended June 30, 2007 and 2006

     Net Income Summary

     For the quarter ended June 30, 2007, our net income was $85.7 million, or $0.30 basic net income per average share available to common shareholders, as compared to net income of $8.6 million, or $0.02 net income per average share available to common shareholders, for the quarter ended June 30, 2006. We attribute the increase in total net income for the quarter ended June 30, 2007 from the quarter ended June 30, 2006 to the increased asset base, the increase in interest rate spread, gains on sales of Mortgage-Backed Securities, and a decline in losses on other-than-temporarily impaired securities. The increase in total net income per share was primarily due to the increase in the interest rate spread from 0.34% to 0.60%. The increase in yield on Investment Securities to 5.73% for the quarter ended June 30, 2007 from 5.17% for the quarter ended June 30, 2006 was only partially offset by the increase in cost of funding to 5.13% for the quarter ended June 30, 2007 from 4.83% for the quarter ended June 30, 2006. For the quarter ended June 30, 2007, net investment advisory and service fees totaled $4.5 million, as compared to $4.4 million for the quarter ended June 30, 2006. For the quarter ended June 30, 2007, the net gain on sale of Mortgage-Backed Securities and termination of interest rate swaps was $7.3 million as compared to a $1.2 million loss on sale of Mortgage-Backed Securities for the quarter ended June 30, 2006. Gross income from trading securities totaled $243,000 for the quarter ended June 30, 2007. There was no income from trading securities for the quarter ended June 30, 2006. For the quarter ended June 30, 2007, the loss on other-than-temporarily impaired securities totaled $698,000 as compared to $20.1 million for the quarter ended June 30, 2006. For the quarter ended June 30, 2007, general and administrative expenses totaled $12.3 million, as compared to $9.0 million for the quarter ended June 30, 2006.

     Dividends for the quarter ended June 30, 2007 were $0.24 per share of common stock, or $64.7 million in total, and $0.492188 per share of Series A preferred stock, or $3.6 million in total, and $0.375 per share of Series B preferred stock or $1.7 million in total. Dividends per share for the quarter ended June 30, 2006 were $0.13 per share of common stock, or $21.3 million in total and $0.492188 per share of Series A preferred stock, or $3.6 million in total. The Series B Cumulative preferred stock has been treated under GAAP as temporary equity. For the purpose of computing ratios relating to equity measures, the Series B Preferred Stock has been included in equity. Our return on average equity was 10.49% for the quarter ended June 30, 2007 compared to 2.09% for the quarter ended June 30, 2006.

     For the six months ended June 30, 2007, our net income was $153.2 million, or $0.59 net income per average share related to common shareholders, as compared to net loss of $2.4 million, or $0.08 net loss per average share available to common shareholders, for the six months ended June 30, 2006. We attribute the majority of the increase in net income for the six months ended June 30, 2007 from the six months ended June 30, 2006 to the increase in net interest spread and decline in realized and unrealized losses. For the six months ended June 30, 2007, net interest income was $156.9 million, as compared to $65.1 million for the six months ended June 30, 2006. For the six months ended June 30, 2007, gain on sale of Mortgage-Backed Securities was $13.4 million, as compared to a $8.2 million loss for the quarter ended June 30, 2006. Losses on other-than-temporarily impaired securities totaled $1.2 million and there were no losses of impairment of intangibles for the six months ended June 30, 2007. Losses on other-than-temporarily impaired securities totaled $46.8 million and impairment of intangibles totaled $2.5 million for the six months ended June 30, 2006. Dividends per share for the six months ended June 30, 2007, were $0.44 per share of common stock, or $117.2 million in total and $0.984376 per share of Series A preferred stock or $7.3 million in total, and $0.75 per share of Series B preferred stock, or $3.5 million in total. Dividends per share for the six months ended June 30, 2006 were $0.24 per share of common stock, or $34.9 million in total and $0.984376 per share of Series A preferred stock or $7.3 million in total and $0.329167 per shares of Series B preferred stock, or $1.5 million in total. Our return on average equity was 10.0% for the six months ended June 30, 2007 and (0.30%) for the six months ended June 30, 2006.

                            Net Income (Loss) Summary
                (dollars in thousands, except for per share data)
                -------------------------------------------------
                 (ratios for the quarters have been annualized)
                 ----------------------------------------------

                                      Quarter          Quarter      Six Months Ended Six Months Ended
                                        Ended            Ended        June 30, 2007     June 30, 2006
                                    June 30, 2007    June 30, 2006
                                  ----------------- ---------------- ---------------- -----------------
Interest income                    $       556,262   $      280,171    $   1,005,826   $      475,053
Interest expense                           468,748          242,473          848,912          409,985
                                  ----------------- ---------------- ---------------- -----------------
    Net interest income                     87,514           37,698          156,914           65,068
                                  ----------------- ---------------- ---------------- -----------------
Other income (loss):
  Investment advisory and service
   fees                                      5,366            5,210           10,928           12,206
  Gain (loss) on sale of
   investment securities                     7,293           (1,239)          13,438           (8,245)
  Gain on termination of interest
   rate swaps                                    -                -               67                -
  Income from trading securities               243                -            3,672                -
  Loss on other-than-temporarily
   impaired
securities                                    (698)         (20,114)          (1,189)         (46,843)
                                  ----------------- ---------------- ---------------- -----------------
     Total other income (loss)              12,204          (16,143)          26,916          (42,882)
                                  ----------------- ---------------- ---------------- -----------------

Expenses:
  Distribution fees                            861              755            1,765            1,925
  General and administrative
   expenses                                 12,272            8,985           25,158           16,162
                                  ----------------- ---------------- ---------------- -----------------
     Total expenses                         13,133            9,740           26,923           18,087
                                  ----------------- ---------------- ---------------- -----------------

Impairment of intangible for
 customer relationships                         -            (1,345)               -           (2,493)
                                  ----------------- ---------------- ---------------- -----------------

Income (loss) before income taxes
 and minority interest                      86,585           10,470          156,907            1,606


Income taxes                                   839            1,892            3,443            3,977
                                  ----------------- ---------------- ---------------- -----------------

Income (loss) before minority
 interest                                   85,746            8,578          153,464           (2,371)

Minority interest                               13                -              299                -
                                  ----------------- ---------------- ---------------- -----------------

Net Income (loss)                           85,733            8,578          153,165           (2,371)

Dividends on preferred stock                 5,373            5,163           10,746            8,811
                                  ----------------- ---------------- ---------------- -----------------

Net income available (loss
 related) to
common shareholders                $        80,360   $        3,415    $     142,419         ($11,182)
                                  ================= ================ ================ =================

Weighted average number of basic
 common shares outstanding             264,990,422      158,632,865      241,371,530      141,476,532
Weighted average number of diluted
common shares outstanding              273,578,836      158,703,614      249,924,374      141,176,532

Basic net income (loss) per
 average common share              $          0.30   $         0.02    $        0.59           ($0.08)
Diluted net income (loss) per
 average common share              $          0.30   $         0.02    $        0.58           ($0.08)

Average total assets               $    39,385,992   $   20,128,249    $  36,495,988   $   18,773,307
Average equity                     $     3,269,898   $    1,638,913    $   3,064,768   $    1,593,950

Return on average total assets                0.87%            0.17%            0.84%           (0.03%)
Return on average equity                     10.49%            2.09%           10.00%           (0.30%)

     Interest Income and Average Earning Asset Yield

     We had average earning assets of $38.8 billion and $21.7 billion for the quarters ended June 30, 2007 and 2006, respectively. Our primary source of income for the quarters ended June 30, 2007 and 2006 was interest income. Our interest income was $556.3 million for the quarter ended June 30, 2007 and $280.2 million for the quarter ended June 30, 2006. The yield on average Investment Securities increased by 56 basis points, from 5.17% for the quarter ended June 30, 2006 to 5.73%, for the quarter ended June 30, 2007. Our average Investment Securities increased by $17.1 billion and interest income increased by $276.1 million for the quarter ended June 30, 2007 as compared to the quarter ended June 30, 2006. The average coupon rate at June 30, 2007 was 5.87% as compared to 5.61% at June 30, 2006. The prepayment speeds decreased to 15% CPR for the quarter ended June 30, 2007 from 19% CPR for the quarter ended June 30, 2006. The increase in coupon rates and reduction in prepayment speeds resulted in an increase in yield.

     We had average earning assets of $35.3 billion and $19.1 billion for the six months ended June 30, 2007 and 2006, respectively. Average earning assets is the average of the current par of the portfolio during the measurement period. Our interest income was $1.0 billion for the six months ended June 30, 2007 and $475.0 million for the six months ended June 30, 2006. The yield on average Investment Securities increased from 4.97% for the six months ended June 30, 2006, to 5.71% for the six months ended June 30, 2007. Our average earning asset balance increased by $16.2 billion and interest income increased by $530.8 million for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. The average prepayment speeds decreased to 16% CPR for the six months ended June 30, 2007 from 19% CPR for the six months ended June 30, 2006. The increase in interest income for the six months ended June 30, 2007, when compared to the six months ended June 30, 2006, resulted from the increased asset base and the increase in weighted average yield.

     Interest Expense and the Cost of Funds

     Our largest expense is the cost of borrowed funds. We had average borrowed funds of $36.6 billion and total interest expense of $468.7 million for the quarter ended June 30, 2007. We had average borrowed funds of $20.0 billion and total interest expense of $242.5 million for the quarter ended June 30, 2006. Our average cost of funds was 5.13% for the quarter ended June 30, 2007 and 4.83% for the quarter ended June 30, 2006. The cost of funds rate increased by 30 basis points and the average borrowed funds increased by $16.5 billion for the quarter ended June 30, 2007 when compared to the quarter ended June 30, 2006. Interest expense for the quarter increased over the quarter ended June 30, 2006 by $226.3 million due to the substantial increase in the average repurchase balance and the increase in the cost of funds rate. Since a substantial portion of our repurchase agreements are short term, changes in market rates are directly reflected in our interest expense. Our average cost of funds was 0.19% below average one-month LIBOR and 0.24% below average six-month LIBOR for the quarter ended June 30, 2007. Our average cost of funds was 0.20% below average one-month LIBOR and 0.44% below average six-month LIBOR for the quarter ended June 30, 2006.

     The table below shows our average borrowed funds, interest expense, and average cost of funds as compared to average one-month and average six-month LIBOR for the quarters ended June 30, 2007, March 31, 2007, the year ended December 31, 2006 and the four quarters in 2006.

                              Average Cost of Funds
      (ratios for the quarters have been annualized, dollars in thousands)

                                                                                                  Average
                                                                                                  One-Month  Average   Average
                                                                                                    LIBOR    Cost of   Cost of
                                                                                                   Relative   Funds     Funds
                                                                                                     to      Relative Relative
                                                                               Average   Average   Average     to        to
                                    Average                                       One-     Six-      Six-    Average   Average
                                   Repurchase        Interest     Average Cost   Month    Month     Month   One-Month Six-Month
                                    Agreements        Expense       of Funds     LIBOR     LIBOR    LIBOR     LIBOR     LIBOR
                                ----------------- --------------- ------------ --------- -------- --------- --------- ---------
For the Quarter Ended
June 30, 2007                      $36,560,359       $468,748        5.13%       5.32%    5.37%    (0.05%)   (0.19%)   (0.24%)
For the Quarter Ended
March 31, 2007                     $29,834,208       $380,164        5.10%       5.26%    5.30%    (0.04%)   (0.16%)   (0.20%)
                                -----------------------------------------------------------------------------------------------
For the Year Ended
December 31, 2006                  $21,399,130     $1,055,013        4.93%       5.03%    5.21%    (0.18%)   (0.10%)   (0.28%)
For the Quarter Ended
December 31, 2006                  $27,118,402       $349,302        5.15%       5.27%    5.31%    (0.04%)   (0.12%)   (0.16%)
For the Quarter Ended
September 30, 2006                 $23,120,247       $295,726        5.12%       5.29%    5.43%    (0.14%)   (0.17%)   (0.31%)
For the Quarter Ended
June 30, 2006                      $20,060,978       $242,473        4.83%       5.03%    5.27%    (0.24%)   (0.20%)   (0.44%)
For the Quarter Ended
March 31, 2006                     $15,296,893       $167,512        4.38%       4.55%    4.84%    (0.29%)   (0.17%)   (0.46%)

Net Interest Income

     Our net interest income, which equals interest income less interest expense, totaled $87.5 million for the quarter ended June 30, 2007 and $37.6 million for the quarter ended June 30, 2006. Our net interest income increased because of the increase in average Investment Securities we owned and because of an increase in interest rate spread. Our net interest rate spread, which equals the yield on our average assets for the period less the average cost of funds for the period, was 0.60% for the quarter ended June 30, 2007 as compared to 0.34% for the quarter ended June 30, 2006. This 26 basis point increase was a result of the yield increasing for the quarter ended June 30, 2007 to 5.73% from 5.17% for the quarter ended June 30, 2006. The increase in yield was only partially offset by the increase in cost of funds, which increased to 5.13% for the quarter ended June 30, 2007, as compared to 4.83% for the quarter ended June 30, 2006.

     Our net interest income totaled $156.9 million for the six months ended June 30, 2007 and $65.0 million for the six months ended June 30, 2006. Our net interest income increased because of the increase in interest rate spread. Our net interest spread, which equals the yield on our average assets for the period less the average cost of funds for the period, was 0.60% for the six months ended June 30, 2007 as compared to 0.33% for the six months ended June 30, 2006.

     The table below shows our interest income by average Investment Securities held, total interest income, yield on average interest earning assets, average balance of repurchase agreements, interest expense, average cost of funds, net interest income, and net interest rate spread for the quarter ended June 30, 2007, March 31, 2007, the year ended December 31, 2006 and the four quarters in 2006.

                               Net Interest Income
      (ratios for the quarters have been annualized, dollars in thousands)
       -------------------------------------------------------------------

                                           Yield                                                  Net
                     Average                Average    Average                                  Interest
                   Investment    Total     Interest    Balance of            Average    Net       Rate
                    Securities  Interest    Earning    Repurchase Interest    Cost of  Interest  Spread
                     Held(1)     Income      Assets    Agreements   Expense    Funds    Income
                   ----------- ---------- ----------- ----------- ---------- -------- --------- ---------
For the Quarter
 Ended
June 30, 2007      $38,822,274 $ 556,262     5.73   % $36,560,359 $ 468,748   5.13  %  $87,514    0.60  %
For the Quarter
 Ended
March 31, 2007     $31,682,974 $ 449,564     5.68   % $29,834,208 $ 380,164   5.10  %  $69,400    0.58  %
------------------ ----------- ---------- ----------- ----------- ---------- -------- --------- ---------
For the Year Ended
December 31, 2006  $23,029,195 $1,221,882    5.31   % $21,399,130 $1,055,013  4.93  %  $166,869   0.38  %
For the Quarter
 Ended
December 31, 2006  $28,888,956 $ 407,092     5.64   % $27,118,402 $ 349,302   5.15  %  $57,790    0.49  %
For the Quarter
 Ended
September 30, 2006 $24,976,876 $ 339,737     5.44   % $23,120,247 $ 295,726   5.12  %  $44,011    0.32  %
For the Quarter
 Ended
June 30, 2006      $21,660,089 $ 280,171     5.17   % $20,060,978 $ 242,473   4.83  %  $37,698    0.34  %
For the Quarter
 Ended
March 31, 2006     $16,590,859 $ 194,882     4.70   % $15,296,893 $ 167,512   4.38  %  $27,370    0.32  %

(1)  Does not reflect unrealized gains/(losses).

     Investment Advisory and Service Fees

     FIDAC is a registered investment advisor which specializes in managing fixed income securities. FIDAC expanded its line of business in 2006 to include the management of equity securities, initially for us and an affiliated person, and collaterized debt obligations. FIDAC generally receives annual net investment advisory fees of approximately 10 to 20 basis points of the gross assets it manages, assists in managing or supervises. At June 30, 2007, FIDAC had under management approximately $2.6 billion in net assets and $15.7 billion in gross assets, compared to $2.6 billion in net assets and $14.1 billion in gross assets at June 30, 2006. Investment advisory and service fees for the quarters ended June 30, 2007and 2006 totaled $4.5 million and $4.4 million respectively, net of fees paid to third parties pursuant to distribution agreements for facilitating and promoting distribution of shares of FIDAC's clients. Gross assets under management will vary from time to time because of changes in the amount of net assets FIDAC manages as well as changes in the amount of leverage used by the various funds and accounts FIDAC manages.

     Gains and Losses on Sales of Investment Securities and Interest Rate Swaps

     For the quarter ended June 30, 2007, we sold Mortgage-Backed Securities with a carrying value of $1.4 billion for an aggregate gain of $7.3 million. For the quarter ended June 30, 2006, we sold Mortgage-Backed Securities with a carrying value of $1.1 billion for an aggregate loss of $1.2 million, which had previously been classified as other-than-temporarily impaired securities. For the six months ended June 30, 2007, we sold Mortgage-Backed Securities with an aggregate historical amortized cost of $2.8 billion for an aggregate gain of $13.4 million. For the six months ended June 30, 2006, we sold Mortgage-Backed Securities with an aggregate historical amortized cost of $2.3 billion for an aggregate loss of $8.2 million. The difference between the sale price and the carrying value of our Mortgage-Backed Securities will be a realized gain or a realized loss, and will increase or decrease income accordingly. We do not expect to sell assets on a frequent basis, but may from time to time sell existing assets to acquire new assets, which our management believes might have higher risk-adjusted returns as part of our asset/liability management strategy.

     Income from Trading Securities

     Gross income from trading securities totaled $243,000 for the quarter ended June 30, 2007 and $3.7 million for the six months ended June 30, 2007. During the quarter and six months ended June 30, 2006, we did not earn income from trading securities.

     Impairment of Intangible for Customer Relationships

     During the quarter and six months ended June 30, 2007, it was determined that there was no impairment of intangibles for customer relationships. The value of the intangible for customer relationships of $1.3 million, and $2.5 million, respectively was deemed to be impaired during the quarter and six months ended June 30, 2006.

     Loss on Other-Than-Temporarily Impaired Securities

     At each quarter end, we review each of our securities to determine if an other-than-temporary impairment charge would be necessary. We will take these charges if we determine that we do not intend to hold securities that were in an unrealized loss position for a period of time, to maturity if necessary, sufficient for a forecasted market price recovery up to or beyond the cost of the investments. For the quarter and six months ended June 30, 2007 the loss on other-than temporarily impaired securities totaled $698,000 and $1.2 million, respectively.

     For the quarter and six months ended June 30, 2006, the loss on other than temporarily impaired securities totaled $20.1 million and $46.8 million respectively.

     General and Administrative Expenses

     General and administrative (or G&A) expenses were $12.3 million for the quarter ended June 30, 2007, and $9.0 million for the quarter ended June 30, 2006. G&A expenses as a percentage of average total assets was 0.12% and 0.18% for the quarters ended June 30, 2007 and 2006, respectively. The increase in G&A expenses of $3.3 million for the quarter ended June 30, 2007 was primarily the result of increased compensation expense.

     G&A expenses were $25.2 million for the six months ended June 30, 2007 and $16.2 million for the six months ended June 30, 2006. G&A expenses as a percentage of average assets was 0.14% and 0.17% on an annualized basis for the six months ended June 30, 2007 and 2006, respectively. G&A expenses as a percentage of average equity were 1.64% and 2.03% on an annualized basis for the six months ended June 30, 2007 and 2006, respectively.

     The table below shows our total G&A expenses as compared to average total assets and average equity for the quarter ended June 30, 2007, March 31, 2007, the year ended December 31, 2006 and the four quarters in 2006.

                    G&A Expenses and Operating Expense Ratios
                    -----------------------------------------
      (ratios for the quarters have been annualized, dollars in thousands)

                                                     Total G&A         Total G&A
                                    Total G&A      Expenses/Average  Expenses/Average
                                      Expenses          Assets            Equity
                                  --------------- ----------------- -----------------
For the Quarter Ended June 30,
 2007                                 $12,272           0.12%             1.50%
For the Quarter Ended March 31,
 2007                                 $12,886           0.15%             1.70%
For the Year Ended December 31,
 2006                                 $40,063           0.17%             2.00%
For the Quarter Ended December
 31, 2006                             $12,219           0.16%             1.86%
For the Quarter Ended September
 30, 2006                             $11,542           0.18%             2.08%
For the Quarter Ended June 30,
 2006                                  $8,985           0.18%             2.19%
For the Quarter Ended March 31,
 2006                                  $7,177           0.18%             1.95%

     Net Income and Return on Average Equity

     Our net income was $85.7 million for the quarter ended June 30, 2007, and $8.6 million for the quarter ended June 30, 2006. Our return on average equity was 10.49% for the quarter ended June 30, 2007, and 2.09% for the quarter ended June 30, 2006. We attribute the majority of the increase in net income of $77.1 million to the interest rate spread increase for the quarter. The increase in net interest income for the quarter ended June 30, 2007, as compared to the quarter ended June 30, 2006, was $49.8 million. In addition to the increase in net interest income, the gain on sale of investment securities of $7.3 million for the quarter ended June 30, 2007, as compared to the loss on sale of investment securities of $1.2 million for the quarter ended June 30, 2006, and the decline in loss on other-than-temporarily impaired securities, from $20.1 million for the quarter ended June 30, 2006 to $698,000 for the quarter ended June 30, 2007, contributed to the increase in net income and the return on average equity.

     Our net income was $153.2 million for the six months ended June 30, 2007 and our net loss was $2.4 million for the six months ended June 30, 2006. We attribute the increase in total net income for six months ended June 30, 2007 from the six months ended June 30, 2006 to the increase in net interest income, the decline in realized losses, and the decline in impairment charges related to certain securities and intangibles. The net interest income for the six months ended June 30, 2007 was $156.9 million as compared to $65.1 million for the six months ended June 30, 2006. The gain on sale of investment securities was $13.4 million for the six months ended June 30, 2007 and the loss on sale of investment securities was $8.2 million for the six months ended June 30, 2006. Loss on temporarily impaired securities was $1.2 million for the six months ended June 30, 2007 and $46.8 million for the six months ended June 30, 2006.

     The table below shows our net interest income, net investment advisory and service fees, gain (loss) on sale of Mortgage-Backed Securities and termination of interest rate swaps, impairment of intangibles for customer relationships, minority interest, loss on other-than-temporarily impaired securities, income from equity investment, G&A expenses, and income taxes each as a percentage of average equity, and the return on average equity for the quarter ended June 30, 2007, March 31, 2007, the year ended December 31, 2006, and the four quarters in 2006.

                     Components of Return on Average Equity
                     --------------------------------------
                 (ratios for the quarters have been annualized)

                                          Gain/Loss
                                           on Sale of
                                           Mortgage-
                                            Backed     Loss on                                    Impairment
                                  Net      Securities   other-                                       of
                              Investment      and        than-     Income                         intangible
                      Net      Advisory    Interest   temporarily    from                            for
                     Interest     and        Rate      impaired    equity      G&A      Income     customer   Minority
                     Income/    Service     Swaps/    securities/ investment Expenses/ Taxes/    relationships interest/Return on
                     Average  Fees/Average  Average    Average    /Average   Average   Average    /Average     Average   Average
                      Equity     Equity      Equity     Equity      Equity    Equity    Equity      Equity      Equity    Equity
                    --------------------------------------------------------------------------------------------------------------
For the Quarter
 Ended
June 30, 2007          10.71%        0.55%     0.89%      (0.09%)      0.03%   (1.50%)   (0.10%)           -         -     10.49%
For the Quarter
 Ended
March 31, 2007          9.14%        0.61%     0.82%      (0.06%)      0.45%   (1.70%)   (0.34%)           -     (0.04%)    8.88%
For the Year Ended
December 31, 2006       8.32%        0.94%     0.34%      (2.61%)      0.20%   (2.00%)   (0.38%)       (0.12%)   (0.01%)    4.68%
For the Quarter
 Ended
December 31, 2006       8.81%        0.67%     1.08%      (0.84%)      0.52%   (1.86%)   (0.20%)           -     (0.05%)    8.13%
For the Quarter
 Ended
September 30, 2006      7.93%        0.76%     1.44%          -        0.08%   (2.08%)   (0.41%)           -         -      7.72%
For the Quarter
 Ended
June 30, 2006           9.20%        1.08%    (0.30%)     (4.91%)         -    (2.19%)   (0.33%)       (0.46%)       -      2.09%
For the Quarter
 Ended
March 31, 2006          7.45%        1.59%    (1.91%)     (7.28%)         -    (1.95%)   (0.57%)       (0.31%)       -     (2.98%)

Financial Condition

     Investment Securities, Available for Sale

     All of our Mortgage-Backed Securities at June 30, 2007 were adjustable-rate or fixed-rate mortgage-backed securities backed by single-family mortgage loans. All of the mortgage assets underlying these Mortgage-Backed Securities were secured with a first lien position on the underlying single-family properties. All of our mortgage-backed securities were FHLMC, FNMA or GNMA mortgage pass-through certificates or CMOs, which carry an actual or implied "AAA" rating. All of our agency debentures are callable and carry an implied "AAA" rating. We carry all of our earning assets at fair value.

     We accrete discount balances as an increase in interest income over the life of Investment Securities purchased at a discount, and we amortize premium balances as a decrease in interest income over the life of investment securities purchased at a premium. At June 30, 2007, and December 31, 2006 we had on our balance sheet a total of $75.9 million and $78.4 million respectively, of unamortized discount (which is the difference between the remaining principal value and current historical amortized cost of our investment securities acquired at a price below principal value) and a total of $287.3 million and $219.1 million, respectively, of unamortized premium (which is the difference between the remaining principal value and the current historical amortized cost of our investment securities acquired at a price above principal value).

     We received mortgage principal repayments of $2 billion for the quarter ended June 30, 2007 and $1.2 billion for the quarter ended June 30, 2006. The overall prepayment speed for the quarter ended June 30, 2007 decreased to 15%, as compared to 19% for the quarter ended June 30, 2006. Given our current portfolio composition, if mortgage principal prepayment rates were to increase over the life of our Mortgage-Backed Securities, all other factors being equal, our net interest income would decrease during the life of these Mortgage-Backed Securities as we would be required to amortize our net premium balance over a shorter time period. Similarly, if mortgage principal prepayment rates were to decrease over the life of our Mortgage-Backed Securities, all other factors being equal, our net interest income would increase during the life of these Mortgage-Backed Securities, as we would amortize our net premium balance over a longer time period.

     The table below summarizes our Investment Securities at June 30, 2007, March 31, 2007, December 31, 2006, September 30, 2006, June 30, 2006 and March 31, 2006.

                              Investment Securities
                              ---------------------
                             (dollars in thousands)

                                                                     Amortized                      Fair        Weighted
                              Principal       Net      Amortized    Cost/Principal              Value/Principal  Average
                                Amount       Premium      Cost          Amount     Fair Value       Amount        Yield
                            -------------- ---------- ------------ --------------- ----------- ---------------- --------
At June 30, 2007             $39,102,277    $211,438  $39,313,715      100.54%     $38,753,509      99.11%       5.71%
At March 31, 2007            $39,053,196    $195,649  $39,248,845      100.50%     $39,230,648     100.45%       5.67%
----------------------      -------------- ---------- ------------ --------------- ----------- ---------------- --------
At December 31, 2006         $30,134,791    $140,709  $30,275,500      100.47%     $30,217,009     100.27%       5.63%
At September 30, 2006        $28,297,950    $139,717  $28,437,667      100.49%     $28,348,027     100.18%       5.58%
At June 30, 2006             $23,822,683    $141,671  $23,964,354      100.59%     $23,474,006      98.54%       5.42%
At March 31, 2006            $16,288,848    $173,428  $16,462,276      101.06%     $16,176,348      99.31%       5.03%

     The tables below set forth certain characteristics of our investment securities at June 30, 2007, March 31, 2007, December 31, 2006, September 30, 2006, June 30, 2006 and March 31, 2006 The index level for adjustable-rate Investment Securities is the weighted average rate of the various short-term interest rate indices, which determine the coupon rate.

               Adjustable-Rate Investment Security Characteristics
               ---------------------------------------------------
                             (dollars in thousands)

                                                                                                            Principal
                                                                         Weighted                           Amount at
                                                                          Average    Weighted   Weighted   Period End as
                                                                          Term to     Average    Average    % of Total
                                     Principal      Weighted Average        Next      Lifetime    Asset     Investment
                                        Amount          Coupon Rate      Adjustment      Cap      Yield     Securities
                                   --------------- -------------------- ------------ ---------- --------- --------------
At June 30, 2007                     $9,553,827           5.85%          32 months     10.11%     5.77%       24.43%
At March 31, 2007                    $9,657,221           5.79%          30 months     10.05%     5.66%       24.73%
----------------------             --------------- -------------------- ------------ ---------- --------- --------------
At December 31, 2006                 $8,493,242           5.72%          19 months     9.76%      5.57%       28.18%
At September 30, 2006                $8,291,239           5.57%          17 months     9.64%      5.47%       29.30%
At June 30, 2006                     $7,964,221           5.36%          16 months     9.75%      5.26%       33.43%
At March 31, 2006                    $7,785,082           4.99%          20 months     10.27%     5.07%       47.79%


                 Fixed-Rate Investment Security Characteristics
                 ----------------------------------------------
                             (dollars in thousands)

                                                                                                       Principal Amount at
                                                                                           Weighted      Period End as % of
                                                               Weighted Average Coupon   Average Asset   Total Investment
                                         Principal Amount                Rate                Yield           Securities
                                     ------------------------- ------------------------ --------------- -------------------
At June 30, 2007                            $29,548,450                 5.87%                5.69%            75.57%
At March 31, 2007                           $29,395,975                 5.85%                5.67%            75.27%
----------------------              ------------------------- ------------------------ --------------- -------------------
At December 31, 2006                        $21,641,549                 5.83%                5.65%            71.82%
At September 30, 2006                       $20,006,711                 5.82%                5.62%            70.70%
At June 30, 2006                            $15,858,461                 5.73%                5.50%            66.57%
At March 31, 2006                           $8,503,766                  5.43%                4.99%            52.21%

     At June 30, 2007 and December 31, 2006, we held investment securities with coupons linked to various indices. The following tables detail the portfolio characteristics by index.

                 Adjustable-Rate Investment Securities by Index
                 ----------------------------------------------
                                  June 30, 2007

                                                           12-Month                  1-Year    3-Year
                         One-Month Six-Month Twelve Month   Moving   11th District   Treasury  Treasury Monthly Federal  Other
                            Libor     Libor      Libor      Average   Cost of Funds    Index     Index   Cost of Funds  Indexes(1)
                         ---------------------------------------------------------------------------------------------------------
Weighted Average Term
to Next Adjustment            1 mo.    30 mo.       52 mo.      1 mo.          1 mo.    25 mo.    15 mo.          1 mo.     11 mo.
Weighted Average
Annual Period Cap             6.98%     3.78%        2.12%      0.03%          0.00%     1.91%     2.03%          0.00%      1.84%
Weighted Average
Lifetime Cap at
June 30, 2007                 7.27%    10.41%       10.85%      9.56%         12.09%    10.85%    13.14%         13.42%     10.65%
Investment Principal
Value as Percentage of
Investment Securities at
June 30, 2007                 5.02%     2.25%       11.46%      0.15%          0.28%     4.95%     0.07%          0.20%      0.05%

     (1) Combination of indexes that account for less than 0.05% of total investment securities.

                 Adjustable-Rate Investment Securities by Index
                 ----------------------------------------------
                                December 31, 2006

                                                             11th
                            Six-    Twelve     12-Month    District                  1-Year    3-Year
               One-Month   Month     Month      Moving      Cost of   Six-Month CD   Treasury  Treasury Monthly Federal  Other
                  Libor     Libor     Libor     Average      Funds         Rate        Index     Index   Cost of Funds  Indexes(1)
               -------------------------------------------------------------------------------------------------------------------
Weighted
 Average Term
 to Next
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

     Trading Securities and Trading Securities Sold, Not Yet Purchased

     Trading securities and trading securities sold, not yet purchased, are included in the balance sheet as a result of consolidating the financial statements of an affiliated investment fund. The resulting realized and unrealized gains and losses are reflected in the statements of operations. The fair value of the trading securities was $12.1 million and the trading securities sold, not yet purchased, was $37.7 million at June 30, 2007. The fair value of the trading securities was $18.4 million and the trading securities sold, not yet purchased, was $41.9 million at December 31, 2006.

     Borrowings

     To date, our debt has consisted entirely of borrowings collateralized by a pledge of our investment securities. These borrowings appear on our balance sheet as repurchase agreements. At June 30, 2007, we had established uncommitted borrowing facilities in this market with 30 lenders in amounts which we believe are in excess of our needs. All of our investment securities are currently accepted as collateral for these borrowings. However, we limit our borrowings, and thus our potential asset growth, in order to maintain unused borrowing capacity and thus increase the liquidity and strength of our balance sheet.

     For the quarter ended June 30, 2007, the term to maturity of our borrowings ranged from one day to three years. Additionally, we have entered into structured borrowings giving the counterparty the right to call the balance prior to maturity. The weighted average original term to maturity of our borrowings was 249 days at June 30, 2007. For the quarter ended June 30, 2006, the term to maturity of our borrowings ranged from one day to three years, with a weighted average original term to maturity of 119 days at June 30, 2006. At June 30, 2007, the weighted average cost of funds for all of our borrowings 5.10% and the weighted average term to next rate adjustment was 209 days. At June 30, 2006, the weighted average cost of funds for all of our borrowings was 5.01% and the weighted average term to next rate adjustment was 46 days.

     Liquidity

     Liquidity, which is our ability to turn non-cash assets into cash, allows us to purchase additional investment securities and to pledge additional assets to secure existing borrowings should the value of our pledged assets decline. Potential immediate sources of liquidity for us include cash balances and unused borrowing capacity. Unused borrowing capacity will vary over time as the market value of our investment securities varies. Our non-cash assets are largely actual or implied AAA assets, we have not had, nor do we anticipate having, difficulty in converting our assets to cash. Our balance sheet also generates liquidity on an on-going basis through mortgage principal repayments and net earnings held prior to payment as dividends. Should our needs ever exceed these on-going sources of liquidity plus the immediate sources of liquidity discussed above, we believe that in most circumstances our investment securities could be sold to raise cash. The maintenance of liquidity is one of the goals of our capital investment policy. Under this policy, we limit asset growth in order to preserve unused borrowing capacity for liquidity management purposes.

     Borrowings under our repurchase agreements increased by $13.8 billion to $35.1 billion at June 30, 2007, from $21.3 billion at June 30, 2006. The increase in borrowings was the result of our deployment of additional capital raised during 2006 and the first quarter of 2007, which permitted us to increase our borrowings.

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

     Under our repurchase agreements, we may be required to pledge additional assets to our repurchase agreement counterparties (i.e., lenders) in the event the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral (a "margin call"), which may take the form of additional securities or cash. Similarly, if the estimated fair value of investment securities increase due to changes in market interest rates of market factors, lenders may release collateral back to us. Specifically, margin calls result from a decline in the value of the our Mortgage-Backed Securities securing our repurchase agreements, prepayments on the mortgages securing such Mortgage-Backed Securities and to changes in the estimated fair value of such Mortgage-Backed Securities generally due to principal reduction of such Mortgage-Backed Securities from scheduled amortization and resulting from changes in market interest rates and other market factors. Through June 30, 2007, we did not have any margin calls on our repurchase agreements that we were not able to satisfy with either cash or additional pledged collateral. However, should prepayment speeds on the mortgages underlying our Mortgage-Backed Securities and/or market interest rates suddenly increase, margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.

     The following table summarizes the effect on our liquidity and cash flows from contractual obligations for repurchase agreements, interest expense on repurchase agreements, the non-cancelable office lease and employment agreements at June 30, 2007.

                                                                        (dollars in thousands)
                                                                        ----------------------

                                                                 One to Three    Three to     More than
Contractual Obligations                       Within One Year       Years       Five Years    Five Years      Total
-----------------------------------------     ----------------  --------------  ------------  ----------  -----------
Repurchase agreements                              $32,393,856               -    $1,500,000  $1,200,000  $35,093,856
Interest expense on repurchase agreements
                                                       205,833         237,120       204,342     243,844      891,139
Long-term operating lease obligations                      532             798             -           -        1,330
Employment agreements                                   24,026               -             -           -       24,026
                                              ----------------  --------------  ------------  ----------  -----------
Total                                              $32,624,247        $237,918    $1,704,342  $1,443,844  $36,010,351
                                              ================  ==============  ============  ==========  ===========

     Stockholders' Equity

     During the quarter ended June 30, 2007, we declared dividends to common shareholders totaling $64.7 million or $0.24 per share, which were paid on July 27, 2007. During the quarter ended June 30, 2007, we declared and paid dividends to Series A preferred shareholders totaling $3.6 million or $0.492188 per share, and Series B preferred shareholders totaling $1.7 million or $0.375 per share. During the quarter ended June 30, 2006, we declared and paid dividends to common shareholders totaling $21.3 million or $0.13 per share which were paid July 27, 2006. During the quarter ended June 30, 2006 we declared and paid dividends to Series A preferred shareholders totaling $3.6 million or $0.492188 per share, and Series B preferred shareholders totaling $1.5 million or $0.32916 per share which were paid June 30, 2006.

     On July 12, 2007 the Company entered into an underwriting agreement pursuant to which it sold 54,050,000 shares of its common stock for proceeds of $720.7 million net of underwriting fees. This transaction settled on July 18, 2007.

     On March 7, 2007, we entered into an underwriting agreement pursuant to which we sold 57,500,000 shares of our common stock for net proceeds following underwriting expenses of approximately $737.4 million. This transaction settled on March 13, 2007.

     On August 3, 2006, we entered into an ATM Equity Offering(sm) Sales Agreement with Merrill Lynch & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, relating to the sale of shares of our common stock from time to time through Merrill Lynch. Sales of the shares, if any, will be made by means of ordinary brokers' transaction on the New York Stock Exchange. During the quarter and six months ended June 30, 2007, the Company raised $51.2 million by issuing 3,529,300 shares of our common stock pursuant to this program.

     On August 3, 2006, we entered into an ATM Equity Sales Agreement with UBS Securities LLC, relating to the sale of shares of our common stock from time to time through UBS Securities. Sales of the shares, if any, will be made by means of ordinary brokers' transaction on the New York Stock Exchange. During the quarter and six months ended June 30, 2007, the Company raised $14.7 million by issuing 1,051,900 shares of our common stock pursuant to this program .

     During the quarter ended June 30, 2007, the Company raised $29.5 million by issuing 1,911,319 shares through the Direct Purchase and Dividend Reinvestment Program and there were no such transactions during the quarter ended June 30, 2006.

     During the quarter ended June 30, 2007, 5,438 options were exercised under the Long-Term Stock Incentive Plan, or Incentive Plan, for an aggregate exercise price of $63,733 and there were no options exercised during the quarter ended June 30, 2006.

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

     The table below shows unrealized gains and losses on the Investment Securities and interest rate swaps in our portfolio.

                At June 30,  At March 31,    At December   At September    At June   At March 31,
                     2007          2007         31, 2006       30, 2006     30, 2006      2006
                 ------------ -------------- -------------- -------------- ---------- ------------
Unrealized gain    $102,641      $138,211       $112,596       $100,229     $110,755     $41,470
Unrealized loss    (570,281)     (198,251)      (188,708)      (220,202)    (495,667)   (290,929)
                 ------------ -------------- -------------- -------------- ---------- ------------
Net Unrealized
 (loss) gain      ($467,640)     ($60,040)      ($76,112)     ($119,973)   ($384,912)  ($249,459)
                 ============ ============== ============== ============== ========== ============
Net unrealized
 losses as
percentage of
investment
 securities
 principal amount     (1.20%)       (0.15%)        (0.25%)        (0.42%)      (1.62%)     (1.53%)
Net unrealized
 losses as
percentage of
investment
 securities
amortized cost        (1.19%)       (0.15%)        (0.25%)        (0.42%)      (1.61%)     (1.52%)

     During the second quarter, the two-year Treasury ranged in yield from a low of 4.59% to a high of 5.10%, while the 10-year Treasury ranged in yield from a low of 4.62% to a high of 5.29%. This volatility is reflected in the change in the unrealized loss in investment securities and interest rate swaps. The decline in value of these securities is solely due to market conditions and not the quality of the assets. All of the Mortgage-Backed Securities are "AAA" rated or carry an implied "AAA" rating.

     Unrealized changes in the estimated net market value of investment securities have one direct effect on our potential earnings and dividends: positive mark-to-market changes increase our equity base and allow us to increase our borrowing capacity while negative changes tend to limit borrowing capacity under our capital investment policy. A very large negative change in the net market value of our investment securities might impair our liquidity position, requiring us to sell assets with the likely result of realized losses upon sale. The net unrealized loss on available for sale securities and interest rate swaps was $467.6 million, or 1.19% of the amortized cost of our investment securities as of June 30, 2007, and $76.1 million, or 0.25% of the amortized cost of our investment securities as of December 31, 2006.

     Mortgage-Backed Securities with a carrying value of $7.7 billion were in a continuous unrealized loss position over 12 months at June 30, 2007 in the amount of $206.9 million. Mortgage-Backed Securities with a carrying value of $29.2 billion were in a continuous unrealized loss position for less than 12 months at June 30, 2007 in the amount of $356.7 million. Mortgage-Backed Securities with a carrying value of $7.0 billion were in a continuous unrealized loss position over 12 months at December 31, 2006 in the amount of $138.2 million. Mortgage-Backed Securities with a carrying value of $6.4 billion were in a continuous unrealized loss position for less than 12 months at December 31, 2006 in the amount of $30.2 million. The decline in value of these securities is solely due to market conditions and not the quality of the assets. All of the Mortgage-Backed Securities are "AAA" rated or carry an implied "AAA" rating. During the quarters ended June 30, 2007 and 2006, the Company recorded impairment losses of $698,000 and $20.1 million, respectively. The remaining investments are not considered other-than-temporarily impaired since the Company currently has the ability and intent to hold the investments to maturity or for a period of time, sufficient for a forecasted market price recovery up to or beyond the cost of the investments. Also, the Company is guaranteed payment of the principal amount of the securities.

     Leverage

     Our debt-to-equity ratio at June 30, 2007 and December 31, 2006 was 11.2:1 and 10.4:1 respectively. We generally expect to maintain a ratio of debt-to-equity of between 8:1 and 12:1, although the ratio may vary from this range from time to time based upon various factors, including our management's opinion of the level of risk of our assets and liabilities, our liquidity position, our level of unused borrowing capacity and over-collateralization levels required by lenders when we pledge assets to secure borrowings.

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

     We seek to manage the extent to which our net income changes as a function of changes in interest rates by matching adjustable-rate assets with variable-rate borrowings. In addition, we have attempted to mitigate the potential impact on net income of periodic and lifetime coupon adjustment restrictions in our portfolio of investment securities by entering into interest rate swaps. At June 30, 2007, we entered into swap agreements with a total notional amount of $12.8 billion, pursuant to which we agreed to pay a weighted average pay rate of 5.10% and receive a floating rate based on one month LIBOR. At June 30, 2006, we entered into swap agreements with a total notional amount of $8.1 billion, pursuant to which we agreed to pay a weighted average pay rate of 5.14% and receive a floating rate based on one month LIBOR. We may enter into similar derivative transactions in the future by entering into interest rate collars, caps or floors or purchasing interest only securities.

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

     Capital Resources

     At June 30, 2007, we had no material commitments for capital expenditures.

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

     Other Matters

     We calculate that at least 75% of our assets were qualified REIT assets, as defined in the Code for the quarters ended June 30, 2007 and 2006. We also calculate that our revenue qualifies for the 75% source of income test and for the 95% source of income test rules for the quarters ended June 30, 2007 and 2006. Consequently, we met the REIT income and asset test. We also met all REIT requirements regarding the ownership of our common stock and the distribution of our net income. Therefore, as of June 30, 2007 and December 31, 2006, we believe that we qualified as a REIT under the Code.

     We at all times intend to conduct our business so as not to become regulated as an investment company under the Investment Company Act of 1940, or the Investment Company Act. If we were to become regulated as an investment company, then our use of leverage would be substantially reduced. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" (qualifying interests). Under current interpretation of the staff of the SEC, in order to qualify for this exemption, we must maintain at least 55% of our assets directly in qualifying interests and at least 80% of our assets in qualifying interests plus other real estate related assets. In addition, unless certain mortgage securities represent all the certificates issued with respect to an underlying pool of mortgages, the Mortgage-Backed Securities may be treated as securities separate from the underlying mortgage loans and, thus, may not be considered qualifying interests for purposes of the 55% requirement. We calculate that as of June 30, 2007 and December 31, 2006 we were in compliance with this requirement.

ITEM 3       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------       ----------------------------------------------------------

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

     Our profitability and the value of our portfolio (including interest rate swaps) may be adversely affected during any period as a result of changing interest rates. The following table quantifies the potential changes in net interest income, portfolio value should interest rates go up or down 25, 50, and 75 basis points, assuming the yield curves of the rate shocks will be parallel to each other and the current yield curve. All changes in income and value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at June 30, 2007 and various estimates regarding prepayment and all activities are made at each level of rate shock. Actual results could differ significantly from these estimates.

   Change in Interest Rate     Projected Percentage Change in  Projected Percentage Change in
                                      Net Interest Income               Portfolio Value
------------------------------- ------------------------------- -------------------------------
-75 Basis Points                            30.28%                           1.68%
-50 Basis Points                            21.25%                           1.41%
-25 Basis Points                            14.21%                           1.02%
Base Interest Rate                             -                               -
+25 Basis Points                             0.28%                          (0.14%)
+50 Basis Points                            (6.91%)                         (0.91%)
+75 Basis Points                           (14.05%)                         (1.79%)

ASSET AND LIABILITY MANAGEMENT

     Asset and liability management is concerned with the timing and magnitude of the repricing of assets and liabilities. We attempt to control risks associated with interest rate movements. Methods for evaluating interest rate risk include an analysis of our interest rate sensitivity "gap", which is the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities. A gap is considered negative when the amount of interest-rate sensitive liabilities exceeds interest-rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to affect net interest income adversely. Because different types of assets and liabilities with the same or similar maturities may react differently to changes in overall market rates or conditions, changes in interest rates may affect net interest income positively or negatively even if an institution were perfectly matched in each maturity category. The following table sets forth the estimated maturity or repricing of our interest-earning assets and interest-bearing liabilities at June 30, 2007. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except adjustable-rate loans, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature and does include the effect of the interest rate swaps. The interest rate sensitivity of our assets and liabilities in the table could vary substantially if based on actual prepayment experience.

                                                          More than
                              Within                      1 Year to      3 Years
                             3 Months      4-12 Months     3 Years       and Over      Total
                           -------------- -------------- -------------- ------------ ------------
                                                   (dollars in thousands)

Rate Sensitive Assets:
  Investment Securities
   (Principal)                 $2,628,822     $1,568,131     $5,340,907  $29,564,417 $39,102,277

Rate Sensitive Liabilities:
 Repurchase Agreements,
 with the effect of swaps     $19,525,756     $2,241,500     $5,272,300   $8,054,300 $35,093,856
                           -------------- -------------- -------------- ------------ ------------

Interest rate sensitivity
 gap                         ($16,896,934)     ($673,369)       $68,607  $21,510,117  $4,008,421
                           ============== ============== ============== ============ ============

Cumulative rate sensitivity
 gap                         ($16,896,934)  ($17,570,303)  ($17,501,696)  $4,008,421
                           ============== ============== ============== ============ ============

Cumulative interest rate
 sensitivity gap as a
 percentage of total rate-
 sensitive assets              (43%)          (45%)          (45%)          10 %
                           ============== ============== ============== ============ ============

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The annual meeting of stockholders of Annaly Mortgage Management, Inc. was held on May 24, 2007.

     (b)  All Class II director nominees were elected.


           Director                Votes Received         Votes Withheld
------------------------------ ---------------------- -----------------------
    Kevin P. Brady                        234,996,467               2,622,281

    E. Wayne Nordberg                     234,993,522               2,625,226


The continuing directors of the Company are Wellington J. Denahan-Norris, Donnell A. Segalas, Michael A.J. Farrell, Jonathan D. Green and John A. Lambiase.

     (c) In addition to the election of the Class I directors, the ratification of the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for 2007 was approved.

Proposals and Vote Tabulations
                                                     Votes Cast
                                     ------------------------------------------
                                            For         Against       Abstain
                                     -------------- ------------ --------------
    Ratification of the appointment
     of independent registered public
     accounting firm for 2007           230,672,026    6,519,933        426,789

Item 6.  EXHIBITS

Exhibits:

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

                                  EXHIBIT INDEX

Exhibit Number Exhibit Description

      3.1      Articles of Amendment and Restatement of the Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-11 (Registration No. 333-
                32913) filed with the Securities and Exchange Commission on August 5, 1997).
      3.2      Articles of Amendment of the Articles of Incorporation of the Registrant (incorporated by reference to
                Exhibit 3.1 of the Registrant's Registration Statement on Form S-3 (Registration Statement 333-74618)
                filed with the Securities and Exchange Commission on June 12, 2002).
      3.3      Articles of Amendment of the Articles of Incorporation of the Registrant (incorporated by reference to
                Exhibit 3.1 of the Registrant's Form 8-K (filed with the Securities and Exchange Commission on August 3,
                2006).
      3.4      Form of Articles Supplementary designating the Registrant's 7.875% Series A Cumulative Redeemable
                Preferred Stock, liquidation preference $25.00 per share (incorporated by reference to Exhibit 3.3 to the Registrant's 8-A filed April 1, 2004).
      3.5      Articles Supplementary of the Registrant's designating an additional 2,750,000 shares of the Company's
                7.875% Series A Cumulative Redeemable Preferred Stock, as filed with the State Department of Assessments and Taxation of Maryland on October 15, 2004 (incorporated by reference to Exhibit 3.2 to the
                Registrant's 8-K filed October 4, 2004).
      3.6      Articles Supplementary designating the Registrant's 6% Series B Cumulative Convertible Preferred Stock,
                liquidation preference $25.00 per share (incorporated by reference to Exhibit 3.1 to the Registrant's 8-
                K filed April 10, 2006).
      3.7      Bylaws of the Registrant, as amended (incorporated by reference to Exhibit 3.3 to the Registrant's
                Registration Statement on Form S-11 (Registration No. 333-32913) filed with the Securities and Exchange
                Commission on August 5, 1997).
      4.1      Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the
                Registrant's Registration Statement on Form S-11 (Registration No. 333-32913) filed with the Securities and Exchange Commission on September 17, 1997).
      4.2      Specimen Preferred Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registrant's
                Registration Statement on Form S-3 (Registration No. 333-74618) filed with the Securities and Exchange
                Commission on December 5, 2001).
      4.3      Specimen Series A Preferred Stock Certificate (incorporated by reference to Exhibit 4.1 of the
                Registrant's Registration Statement on Form 8-A filed with the SEC on April 1, 2004).
      4.4      Specimen Series B Preferred Stock Certificate (incorporated by reference to Exhibit 4.1 to the
                Registrant's Form 8-K filed with the Securities and Exchange Commission on April 10, 2006).
     31.1      Certification of Michael A.J. Farrell, Chairman, Chief Executive Officer, and President of the
                Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley
                Act of 2002.
     31.2      Certification of Kathryn F. Fagan, Chief Financial Officer and Treasurer of the Registrant, pursuant to
                18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
     32.1      Certification of Michael A.J. Farrell, Chairman, Chief Executive Officer, and President of the
                Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley
                Act of 2002.
     32.2      Certification of Kathryn F. Fagan, Chief Financial Officer and Treasurer of the Registrant, pursuant to
                18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             ANNALY CAPITAL MANAGEMENT, INC.

Dated: August 7, 2007   By: /s/ Michael A.J. Farrell
                            ------------------------
                            Michael A.J. Farrell
                            (Chairman of the Board, Chief Executive Officer, President and authorized officer of registrant)


Dated: August 7, 2007   By: /s/  Kathryn F. Fagan
                            ---------------------
                            Kathryn F. Fagan
                            (Chief Financial Officer and Treasurer and
                            principal financial and chief accounting officer)