Form 10-Q
period 2007-09-30
ANNALY CAPITAL MANAGEMENT INC
filed 2007-11-07
CIK 1043219

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2007

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date:

      Class                               Outstanding at November 6, 2007
     Common Stock, $.01 par value                   401,809,203

                ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                TABLE OF CONTENTS

Part I. FINANCIAL INFORMATION
           Item 1. Financial Statements:
            Consolidated Statements of Financial Condition at September
            30, 2007 (Unaudited) and December 31, 2006 (Derived from the audited consolidated statement of financial condition at
            December 31, 2006)                                                 1

            Consolidated Statements of Operations and Comprehensive
             Income (Loss) (Unaudited) for the quarters and nine months
             ended September 30, 2007 and 2006                                 2

            Consolidated Statement of Stockholders' Equity (Unaudited)
             for the quarters ended March 31, 2007, June 30, 2007 and
             September 30, 2007                                                3

            Consolidated Statements of Cash Flows (Unaudited) for the
             quarters and nine months ended September 30, 2007 and 2006        4

            Notes to Consolidated Financial Statements (Unaudited)             5

            Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                              18

            Item 3. Quantitative and Qualitative Disclosures about Market
             Risk                                                             36

            Item 4. Controls and Procedures                                   37


Part II. OTHER INFORMATION

             Item 1. Legal Proceedings                                        38

             Item 1A. Risk Factors                                            38

             Item 6. Exhibits                                                 39

             SIGNATURES                                                       40

             CERTIFICATIONS                                                   41

PART I.
ITEM 1.     FINANCIAL STATEMENTS
                ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                  (dollars in thousands, except for share data)

                                                                  (unaudited)
                                                              September 30, 2007  December 31, 2006((1))
                                                              --------------------------------------------

ASSETS
------
Cash and cash equivalents                                         $       90,028         $         91,782
Mortgage-Backed Securities, at fair value                             44,641,352               30,167,509
Agency debentures, at fair value                                         249,281                   49,500
Trading securities, at fair value                                         10,987                   18,365
Receivable for Mortgage-Backed Securities sold                           516,140                  200,535
Accrued interest receivable                                              235,787                  146,089
Receivable for advisory and service fees                                   2,933                    3,178
Intangible for customer relationships, net                                10,178                   11,184
Goodwill                                                                  22,966                   22,966
Interest rate swaps, at fair value                                             -                    2,558
Other assets                                                               3,026                    2,314
                                                              --------------------------------------------

     Total assets                                                 $   45,782,678         $     30,715,980
                                                              ============================================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities:
  Repurchase agreements                                           $   40,140,113         $     27,514,020
  Payable for Investment Securities purchased                          1,169,324                  338,172
  Trading securities sold, not yet purchased, at fair value               26,823                   41,948
  Accrued interest payable                                               148,462                   83,998
  Dividends payable                                                       85,932                   39,016
  Accounts payable                                                        25,237                   18,816
  Interest rate swaps, at fair value                                     142,061                   20,179
                                                              --------------------------------------------

     Total liabilities                                                41,737,952               28,056,149
                                                              --------------------------------------------

Minority interest in equity of consolidated affiliate                      1,329                    5,324
                                                              --------------------------------------------

6.00% Series B Cumulative Convertible Preferred Stock:
 4,600,000 authorized, issued and outstanding                            111,466                  111,466
                                                              --------------------------------------------

Stockholders' Equity:
7.875% Series A Cumulative Redeemable Preferred Stock:
 7,637,500 shares authorized, 7,412,500 shares issued and
 outstanding                                                             177,088                  177,088
Common stock: par value $.01 per share; 487,762,500 shares
 authorized, 330,509,203 and 205,345,591 shares issued and
 outstanding, respectively                                                 3,305                    2,053
Additional paid-in capital                                             4,270,330                2,615,016
Accumulated other comprehensive loss                                    (385,960)                 (76,112)
Accumulated deficit                                                     (132,832)                (175,004)
                                                              --------------------------------------------

     Total stockholders' equity                                        3,931,931                2,543,041
                                                              --------------------------------------------

Total liabilities, minority interest, Series B Cumulative
 Convertible Preferred Stock and stockholders' equity             $   45,782,678         $     30,715,980
                                                              ============================================

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

                                                           For the Quarter  For the Quarter       For the Nine     For the Nine
                                                                  Ended       Ended               Months Ended     Months Ended
                                                              September 30,  September 30,        September 30,    September 30,
                                                                  2007           2006                 2007             2006
                                                            --------------------------------------------------------------------
Interest income                                                $     628,696    $     339,737    $   1,634,522    $     814,790

Interest expense                                                     519,118          295,726        1,368,030          705,711

                                                            --------------------------------------------------------------------
Net interest income                                                  109,578           44,011          266,492          109,079
                                                            --------------------------------------------------------------------

Other income (loss):
   Investment advisory and service fees                                5,464            4,966           16,392           17,173
   Gain (loss) on sale of Investment Securities                        3,795             (446)          17,233           (8,691)
   Gain on termination of interest rate swaps                          2,029            8,414            2,096            8,414
   Income from trading securities                                      8,288              612           11,960              612
   Loss on other-than-temporarily impaired securities                      -                -           (1,189)         (46,844)
                                                            --------------------------------------------------------------------
     Total other income (loss)                                        19,576           13,546           46,492          (29,336)
                                                            --------------------------------------------------------------------

Expenses:
  Distribution fees                                                    1,100              724            2,865            2,649
  General and administrative expenses                                 17,334           11,682           42,492           27,844
                                                            --------------------------------------------------------------------
     Total expenses                                                   18,434           12,406           45,357           30,493
                                                            --------------------------------------------------------------------

Impairment of intangible for customer relationships                        -                -                -            2,493
                                                            --------------------------------------------------------------------

Income before income taxes and minority interest                     110,720           45,151          267,627           46,757

Income taxes                                                           2,327            2,273            5,770            6,250
                                                            --------------------------------------------------------------------

Income before minority interest                                      108,393           42,878          261,857           40,507

Minority interest                                                        106               28              405               28
                                                            --------------------------------------------------------------------

Net Income                                                     $     108,287    $      42,850    $     261,452    $      40,479

Dividends on preferred stock                                           5,373            5,373           16,119           14,184

                                                            --------------------------------------------------------------------
Net income available to common shareholders                    $     102,914    $      37,477    $     245,333    $      26,295
                                                            ====================================================================

Net income available to common shareholders per average
 common share:
  Basic                                                        $        0.33    $        0.21    $        0.92    $        0.17
                                                            ====================================================================

  Diluted                                                      $        0.32    $        0.20    $        0.91    $        0.16
                                                            ====================================================================

Weighted average number of common shares outstanding:
Basic                                                            315,969,814      181,767,106      266,510,879      155,054,308
                                                            ====================================================================

Diluted                                                          324,614,534      189,952,159      275,146,595      160,211,191
                                                            ====================================================================

Net income                                                     $     108,287    $      42,850    $     261,452    $      40,479
                                                            --------------------------------------------------------------------

Comprehensive income (loss):
  Unrealized gain (loss) on available-for sale securities            320,102          400,261         (169,363)          61,399
  Unrealized loss on interest rate swaps                            (232,598)        (127,354)        (122,345)         (21,376)
  Reclassification adjustment for net (gains) losses
   included in net income or loss                                     (5,824)          (7,968)         (18,140)          47,121
                                                            --------------------------------------------------------------------
  Other comprehensive income (loss)                                   81,680          264,939         (309,848)          87,144
                                                            --------------------------------------------------------------------
Comprehensive income (loss)                                    $     189,967    $     307,789         ($48,396)   $     127,623
                                                            ====================================================================

See notes to consolidated financial statements.

                ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
        FOR THE QUARTERS ENDED MARCH 31, JUNE 30, AND SEPTEMBER 30, 2007
                  (dollars in thousands, except per share data)
                                   (UNAUDITED)

                                                                                        Accumulated
                                                                Common     Additional     Other
                                                   Preferred     Stock       Paid-In   Comprehensive  Accumulated     Total
                                                     Stock     Par Value     Capital        Loss        Deficit
                                                ------------------------------------------------------------------------------
BALANCE, JANUARY 1, 2007                          $  177,088    $  2,053 $ 2,615,016       ($76,112)   ($175,004) $ 2,543,041
  Net income                                               -           -           -              -       67,432            -
  Other comprehensive income                               -           -           -         16,072            -            -
  Comprehensive income                                     -           -           -              -            -       83,504
  Exercise of stock options                                -           -         417              -            -          417
  Stock option expense                                     -           -         311              -            -          311
  Net proceeds from common stock follow-on
   offerings                                               -         576     736,673              -            -      737,249
  Preferred Series A Cumulative Redeemable
   Preferred Stock                                         -           -           -              -       (3,648)      (3,648)
    dividends declared, $0.492188 per share
  Preferred Series B Cumulative Convertible
   Preferred Stock dividends                               -           -           -              -       (1,725)      (1,725)
    declared, $0.375 per share
  Common dividends declared, $0.20 per share               -           -           -              -      (52,577)     (52,577)
                                                ------------------------------------------------------------------------------
BALANCE, MARCH 31, 2007                           $  177,088    $  2,629 $ 3,352,417       ($60,040)   ($165,522)   3,306,572
  Net income                                               -           -           -              -       85,733            -
  Other comprehensive income                               -           -           -       (407,600)           -            -
  Comprehensive loss                                       -           -           -              -            -     (321,867)
  Exercise of stock options                                -           -          64              -            -           64
  Stock option expense                                     -           -         362              -            -          362
  Offering cost for common stock follow-on
   offering                                                -           -        (178)             -            -         (178)
     Net proceeds from ATM programs                        -          46      65,862              -            -       65,908
     Proceeds from dividend reinvestment and share
      purchase program                                     -          19      29,437              -            -       29,456
  Preferred Series A Cumulative Redeemable
   Preferred Stock
    dividends declared, $0.492188 per share                -           -           -              -       (3,648)      (3,648)
  Preferred Series B Cumulative Convertible
   Preferred Stock dividends
    declared, $0.375 per share                             -           -           -              -       (1,725)      (1,725)
  Common dividends declared, $0.24 per share               -           -           -              -      (64,652)     (64,652)
                                                ------------------------------------------------------------------------------
 BALANCE, JUNE 30, 2007                           $  177,088    $  2,694 $ 3,447,964      ($467,640)   ($149,814) $ 3,010,292
  Net income                                               -           -           -              -      108,287            -
  Other comprehensive income                               -           -           -         81,680            -
  Comprehensive income                                     -           -           -              -            -      189,967
  Exercise of stock options                                -           -          23              -            -           23
  Stock option expense                                     -           -         339              -            -          339
  Net proceeds common stock follow-on offering             -         540     720,027              -            -      720,567
   Net proceeds from ATM programs                          -          10      15,001              -            -       15,011
   Proceeds from dividend reinvestment and share
    purchase program                                       -          61      86,976              -            -       87,037
   Preferred Series A Cumulative Redeemable
    Preferred Stock
     dividends declared, $0.492188 per share               -           -           -              -       (3,648)      (3,648)
   Preferred Series B Cumulative Convertible
    Preferred Stock dividends
     declared, $0.375 per share                            -           -           -              -       (1,725)      (1,725)
  Common dividends declared, $0.26 per share                                                             (85,932)     (85,932)
                                                ------------------------------------------------------------------------------
  BALANCE, September 30, 2007                     $  177,088    $  3,305 $ 4,270,330      ($385,960)   ($132,832) $ 3,931,931
                                                ==============================================================================

See notes to consolidated financial statements.

                ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (UNAUDITED)

                                                                  For the Quarter For the Quarter   For the Nine     For the Nine
                                                                       Ended           Ended        Months Ended     Months Ended
                                                                   September 30,   September 30,    September 30,    September 30,
                                                                        2007            2006            2007             2006
                                                                  -----------------------------------------------------------------
Cash flows from operating activities:
Net income                                                         $      108,287   $      42,850  $      261,452   $       40,479
Adjustments to reconcile net income to net cash provided
  by operating activities:
    Amortization of Mortgage Backed Securities premiums and
      discounts, net                                                       16,895          14,941          49,001           48,677
    Amortization of intangibles                                               336             564           1,041            1,090
    Amortization of trading securities premiums and discounts, net             (3)             (4)             (6)              (4)
    (Gain) loss on sale of Investment Securities                           (3,795)            446         (17,233)           8,691
    Gain on termination of interest rate swaps                             (2,029)         (8,414)         (2,096)          (8,414)
    Stock option expense                                                      339             324           1,012              961
    Net realized (gain) loss on trading investments                        (1,596)             19          (2,612)              19
    Unrealized appreciation on trading investments                         (6,071)           (187)         (6,919)            (187)
    Market value adjustment on long-term repurchase agreements                  -               -               -             (149)
    Loss on other-than-temporarily impaired securities                          -               -           1,189           46,843
    Impairment of intangible for customer relationships                         -               -               -            2,493
    Increase in accrued interest receivable                               (37,982)        (20,236)        (88,444)         (59,857)
    Decrease (increase) in other assets                                       120          (1,133)           (747)            (583)
    Purchase of trading investments                                             -         (36,995)        (13,562)         (36,995)
    Proceeds from sale of trading securities                                1,130          43,448          10,288           43,448
    Purchase of trading securities sold, not yet purchased                 (4,854)              -         (16,636)               -
    Proceeds from securities sold, not yet purchased                        1,628               -          21,701                -
    Decrease (increase) in advisory and service fees receivable                21             (10)            245              374
    Increase in interest payable                                           44,006          24,447          64,464           38,553
    Increase in accounts payable                                           10,717           6,388           6,421            4,530
    Principal payments on trading securities                                    -              51               -               51
                                                                  -----------------------------------------------------------------
         Net cash provided by operating activities                        127,149          66,499         268,559          130,020
                                                                  -----------------------------------------------------------------
Cash flows from investing activities:
  Purchase of Mortgage-Backed Securities                               (8,616,269)     (5,944,272)    (23,460,454)     (18,536,593)
  Proceeds from termination of interest rate swaps                          2,029           8,414           2,096            8,414
  Proceeds from sale of Investment Securities                           1,190,908         482,108       4,059,787        2,534,044
  Principal receipts on Mortgage-Backed Securities                      1,701,529       1,303,756       5,328,833        3,615,902
  Purchase of agency debentures                                          (201,675)              -        (305,862)
                                                                  -----------------------------------------------------------------
        Net cash used in investing activities                          (5,923,478)     (4,149,994)    (14,375,600)     (12,378,233)
                                                                  -----------------------------------------------------------------
Cash flows from financing activities:
  Proceeds from repurchase agreements                                 108,110,752      76,940,538     309,132,679      205,009,542
  Principal payments on repurchase agreements                        (103,064,495)    (73,295,822)   (296,506,587)    (193,684,423)
  Proceeds from exercise of stock options                                      23              46             504              183
  Net proceeds from follow-on common stock offerings                      720,567         476,675       1,457,638          914,023
  Net proceeds from dividend reinvestment and share
    purchase program                                                       87,037               -         116,493                -
  Net proceeds from ATM programs                                           15,011               -          80,919           14,187
  Net proceeds from Series B preferred stock offering                           -              (5)              -          111,466
  Minority interest                                                        (4,294)             28          (3,995)           5,028
  Dividends paid                                                          (70,025)        (24,970)       (172,364)         (59,757)
                                                                  -----------------------------------------------------------------
       Net cash provided by financing activities                        5,794,576       4,096,490      14,105,287       12,310,249
                                                                  -----------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                       (1,753)         12,995          (1,754)          62,036

Cash and cash equivalents, beginning of the period                         91,781          53,849          91,782            4,808
                                                                  -----------------------------------------------------------------

Cash and cash equivalents, end of period                           $       90,028   $      66,844  $       90,028   $       66,844
                                                                  =================================================================
Supplemental disclosure of cash flow information:
  Interest paid                                                    $      475,112   $     271,279  $    1,303,566   $      667,158
                                                                  =================================================================
  Taxes paid                                                       $        2,557   $       2,320  $        7,138   $        5,917
                                                                  =================================================================
Noncash financing and investing activities:
  Net change in unrealized loss on available-for-sale securities
    and interest rate swaps, net of reclassification adjustment    $       81,680   $     264,939       ($309,848)  $       87,144
                                                                  =================================================================
  Dividends declared, not yet paid                                 $       85,932   $      30,403  $       85,932   $       30,403
                                                                  =================================================================
See notes to consolidated financial statements.

                ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE QUARTER ENDED SEPTEMBER 30, 2007 AND 2006
                                  (UNAUDITED)
--------------------------------------------------------------------------------

1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

     Annaly Capital Management, Inc. (the "Company") was incorporated in Maryland on November 25, 1996. The Company changed its name from Annaly Mortgage Management, Inc. to Annaly Capital Management, Inc. effective August 2, 2006. The Company commenced its operations of purchasing and managing an investment portfolio of mortgage-backed securities on February 18, 1997, upon receipt of the net proceeds from the private placement of equity capital. An initial public offering was completed on October 14, 1997. The Company is a real estate investment trust (REIT) under the Internal Revenue Code of 1986, as amended. The Company acquired Fixed Income Discount Advisory Company ("FIDAC") on June 4, 2004. FIDAC is a registered investment advisor and is a taxable REIT subsidiary of the Company. At September 30, 2007, the Company had a majority equity investment of 99% in an affiliated investment fund (the "Fund").

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

     Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been lower than carrying value, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Unrealized losses on Investment Securities that are considered other than temporary, as measured by the amount of decline in fair value attributable to other-than-temporary factors, are recognized in income and the carrying value of the Investment Securities is adjusted.

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

     Derivative Financial Instruments/Hedging Activity - The Company hedges interest rate risk through the use of derivative financial instruments such as interest rate caps and interest rate swaps ("Hedging Instruments"). The Company accounts for Hedging Instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), as amended and interpreted. The Company carries all Hedging Instruments at their fair value, as assets, if their fair value is positive, or as liabilities, if their fair value is negative. As the Company's interest rate swaps are designated as cash flow hedges under SFAS 133, the change in the fair value of any such derivative is recorded in other comprehensive income or loss for hedges that qualify as effective. At September 30, 2007, the Company did not have any interest rate caps. The ineffective amount of all Hedging Instruments, if any, is recognized in earnings each quarter. To date, the Company has not recognized any change in the value of its interest rate swaps in earnings as a result of the hedge or a portion thereof being ineffective.


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

     Intangible assets - The Company's acquisition of FIDAC was accounted for using the purchase method. Under the purchase method, net assets and results of operations of acquired companies are included in the consolidated financial statements from the date of acquisition. In addition, the cost of FIDAC was allocated to the assets acquired, including identifiable intangible assets, and the liabilities assumed based on their estimated fair values at the date of acquisition. The excess of purchase price over the fair value of the net assets acquired was recognized as goodwill. Intangible assets are periodically (but not less frequently than annually) reviewed for potential impairment. Intangible assets with an estimated useful life are expected to amortize over an 8.0 year weighted average time period.

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

     The Company elected to recognize compensation expense on a straight-line basis over the requisite service period for the entire award (that is, over the requisite service period of the last separately vesting portion of the award). The Company estimated fair value using the Black-Scholes valuation model. The Company granted 687,250 options during the nine months ended September 30, 2007.

     Recent Accounting Pronouncements- In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Instruments ("SFAS 155"), an amendment of FASB Statements No. 133 and 140. Among other things, SFAS 155: (i) permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (v) amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 was effective for all financial instruments acquired or issued by the Company after January 1, 2007. Securitized interests which only contain an embedded derivative that is tied to the prepayment risk of the underlying prepayable financial assets and for which the investor does not control the right to accelerate the settlement of such financial assets are excluded under a scope exception adopted by the FASB. None of the Company's assets were subject to SFAS 155 as a result of this scope exception. Therefore, the Company has continued to record changes in the market value of its investment securities through Other Comprehensive Income, a component of stockholders' equity. Therefore, the adoption of SFAS 155 did not have any impact on the Company's consolidated financial statements.

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

     In June, 2007, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting for Parent Companies and Equity Method Investors for Investments in Investment Companies. This SOP provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the Guide). Entities that are within the scope of the Guide are required, among other things, to carry their investments at fair value, with changes in fair value included in earnings. In October 2007, the FASB decided to indefinitely defer the effective date of SOP 07-1.

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

2.  MORTGAGE-BACKED SECURITIES

      The following tables present the Company's available-for-sale Mortgage-Backed Securities portfolio as of September 30, 2007 and December 31, 2006, which are carried at their fair value:

                                         Federal Home     Federal         Government        Total
                                             Loan        National          National        Mortgage-
September 30, 2007                         Mortgage      Mortgage          Mortgage         Backed
                                         Corporation    Association       Association      Securities
                                      ---------------------------------------------------------------
                                                          (dollars in thousands)
Mortgage-Backed Securities, gross       $ 16,455,757   $  27,823,348   $     368,715   $  44,647,820
Unamortized discount                         (31,150)        (45,024)           (539)        (76,713)
Unamortized premium                          103,321         201,464           2,399         307,184
                                      ---------------------------------------------------------------
Amortized cost                            16,527,928      27,979,788         370,575      44,878,291

Gross unrealized gains                        32,837          34,963             214          68,014
Gross unrealized losses                     (112,814)       (189,709)         (2,430)       (304,953)
                                      ---------------------------------------------------------------

Estimated fair value                    $ 16,447,951   $  27,825,042   $     368,359   $  44,641,352
                                      ===============================================================
                                      Amortized Cost Gross UnrealizedGross UnrealizedEstimated Fair
                                                           Gains          Losses           Value
                                      ---------------------------------------------------------------
Adjustable rate                         $ 13,001,149   $      28,276        ($73,364)  $  12,956,061

Fixed rate                                31,877,142          39,738        (231,589)     31,685,291
                                      ---------------------------------------------------------------

Total                                   $ 44,878,291   $      68,014       ($304,953)  $  44,641,352
                                      ===============================================================

                                         Federal Home     Federal         Government        Total
                                             Loan        National          National        Mortgage-
December 31, 2006                          Mortgage      Mortgage          Mortgage         Backed
                                         Corporation    Association       Association      Securities
                                      ---------------------------------------------------------------
                                                          (dollars in thousands)
Mortgage-Backed Securities, gross       $ 10,675,235   $  19,085,218   $     324,338   $  30,084,791
Unamortized discount                         (21,332)        (56,517)           (204)        (78,053)
Unamortized premium                           82,707         133,164           3,271         219,142
                                      ---------------------------------------------------------------
Amortized cost                            10,736,610      19,161,865         327,405      30,225,880

Gross unrealized gains                        35,174          74,498             366         110,038
Gross unrealized losses                      (73,125)        (92,548)         (2,736)       (168,409)
                                      ---------------------------------------------------------------

Estimated fair value                    $ 10,698,659   $  19,143,815   $     325,035   $  30,167,509
                                      ===============================================================
                                                             Gross            Gross
                                          Amortized        Unrealized       Unrealized      Estimated
                                            Cost             Gains            Losses       Fair Value
                                      ---------------------------------------------------------------
Adjustable rate                         $  8,546,363   $      12,764        ($61,483)  $   8,497,644

Fixed rate                                21,679,517          97,274        (106,926)     21,669,865
                                      ---------------------------------------------------------------

Total                                   $ 30,225,880   $     110,038       ($168,409)  $  30,167,509
                                      ===============================================================

     Actual maturities of Mortgage-Backed Securities are generally shorter than stated contractual maturities. Actual maturities of the Company's
Mortgage-Backed Securities are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal. The following table summarizes the Company's Mortgage-Backed Securities on September 30, 2007 and December 31, 2006 according to their estimated weighted-average life classifications:

                                        September 30, 2007           December 31, 2006
                                                      Amortized                  Amortized
        Weighted-Average Life          Fair Value        Cost     Fair Value        Cost
------------------------------------------------------------------------------------------
                                                    (dollars in thousands)
Less than one year                     $   259,129  $    261,424  $   379,967  $   382,268
Greater than one year and less than
 five years                             23,350,639    23,480,096   21,788,975   21,851,659
Greater than or equal to five years     21,031,584    21,136,771    7,998,567    7,991,953
                                     -----------------------------------------------------

Total                                  $44,641,352  $ 44,878,291  $30,167,509  $30,225,880
                                     =====================================================

     The weighted-average lives of the Mortgage-Backed Securities at September 30, 2007 and December 31, 2006 in the table above are based upon data provided through subscription-based financial information services, assuming constant principal prepayment rates to the reset date of each security. The prepayment model considers current yield, forward yield, steepness of the yield curve, current mortgage rates, mortgage rate of the outstanding loans, loan age, margin and volatility.

     The following table presents the gross unrealized losses, and estimated fair value of the Company's Mortgage-Backed Securities by length of time that such securities have been in a continuous unrealized loss position at September 30, 2007 and December 31, 2006.

                                        Unrealized Loss Position For:
                          ---------------------------------------------------------
                               Less than 12 Months          12 Months or More                  Total
                          --------------------------------------------------------------------------------------
                          Estimated Fair  Unrealized   Estimated Fair Unrealized   Estimated Fair  Unrealized
                               Value         Losses         Value        Losses         Value         Losses
                          --------------------------------------------------------------------------------------
                                                           (dollars in thousands)

September 30, 2007           $21,713,362     ($165,689)    $6,949,847    ($139,264)   $28,663,209     ($304,953)

December 31, 2006             $6,324,266      ($30,244)    $6,817,677    ($138,165)   $13,141,933     ($168,409)

     The decline in value of these securities is solely due to market conditions and not the quality of the assets. All of the Mortgage-Backed Securities are "AAA" rated or carry an implied "AAA" rating. The investments are not considered other-than-temporarily impaired since the Company currently has the ability and intent to hold the investments to maturity or for a period of time, sufficient for a forecasted market price recovery up to or beyond the cost of the investments. Also, the Company is guaranteed payment of the principal amount of the securities.

     The adjustable rate Mortgage-Backed Securities are limited by periodic caps (generally interest rate adjustments are limited to no more than 1% every nine months) and lifetime caps. The weighted average lifetime cap was 10.02% at September 30, 2007 and 9.8% at December 31, 2006.

     During the quarter and nine months ended September 30, 2007 the Company realized $3.8 million and $17.2 million in net gains, respectively, from sales of Investment Securities. During the quarter and nine months ended September 30, 2006, the Company realized $446,000 and $8.7 million, respectively, in net losses from sales of Mortgage-Backed Securities, respectively.

3.  REPURCHASE AGREEMENTS

     The Company had outstanding $40.1 billion and $27.5 billion of repurchase agreements with weighted average borrowing rates of 4.99% and 5.14%, with the effect of interest rate swaps and weighted average remaining maturities of 250 days and 125 days as of September 30, 2007 and December 31, 2006, respectively. Investment Securities pledged as collateral under these repurchase agreements had an estimated fair value of $41.2 billion at September 30, 2007 and $28.6 billion at December 31, 2006.

      At September 30, 2007 and December 31, 2006, the repurchase agreements had the following remaining maturities:

                   September 30, 2007   December 31, 2006
                           (dollars in thousands)
                ------------------------------------------
Within 30 days            $31,141,427         $22,778,703
30 to 59 days               3,214,590           2,285,317
60 to 89 days                 784,096             200,000
90 to 119 days                      -                   -
Over 120 days               5,000,000           2,250,000
                ------------------------------------------
     Total                $40,140,113         $27,514,020
                ==========================================

     The Company did not have an amount at risk greater than 10% of the equity of the Company with any individual counterparty as of September 30, 2007.

     The Company had an amount at risk greater than 10% of the equity of the Company with the following counterparty at December 31, 2006.

                      Amount at risk(1)     Weighted average days
                    (dollars in thousands)       to maturity
                    ---------------------------------------------
UBS Securities LLC        $179,959                  121

(1) Equal to the sum of fair value of securities sold plus accrued interest income minus the sum of repurchase agreements plus accrued interest expense.

     As of September 30, 2007, the Company has entered into repurchase agreements which provide the counterparty with the right to call the balance prior to maturity date. These repurchase agreements totaled $5.0 billion and the redemption value of the option to call was estimated at a loss of $44.4 million. Management has determined that the call option is not required to be bifurcated under the provisions of SFAS 133 as it is deemed clearly and closely related to the debt instrument, therefore the option value is not recorded in the consolidated financial statements.

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

4.  INTEREST RATE SWAPS

     In connection with the Company's interest rate risk management strategy, the Company hedges a portion of its interest rate risk by entering into derivative financial instrument contracts. As of September 30, 2007, such instruments are comprised of interest rate swaps, which in effect modify the cash flows on repurchase agreements. The use of interest rate swaps creates exposure to credit risk relating to potential losses that could be recognized if the counterparties to these instruments fail to perform their obligations under the contracts. In the event of a default by the counterparty, the Company could have difficulty obtaining its Mortgage-Backed Securities pledged as collateral for swaps. The Company does not anticipate any defaults by its counterparties.

     The Company's swaps are used to lock-in the fixed rate related to a portion of its current and anticipated future 30-day term repurchase agreements.

     The table below provides information about the Company's swaps outstanding at September 30, 2007.

  Notional Amount       Weighted       Weighted         Net Estimated Fair
    (dollars in       Average Pay      Average         Value/Carrying Value
     thousands)           Rate       Receive Rate     (dollars in thousands)
--------------------------------------------------------------------------------
    $14,660,850          5.15%          5.59%              ($142,061)

5.  PREFERRED STOCK AND COMMON STOCK

(A) Common Stock Issuances

     On July 12, 2007, the Company entered into an underwriting agreement pursuant to which it sold 54,050,000 shares of its common stock for proceeds net of underwriting fees of approximately $720.8 million. This transaction settled on July 17, 2007.

     On March 7, 2007, the Company entered into an underwriting agreement pursuant to which it sold 57,500,500 shares of its common stock for proceeds net of underwriting fees of approximately $737.4 million. This transaction settled on March 13, 2007.

     On August 3, 2006, the Company entered into an ATM Equity Offering(sm) Sales Agreement with Merrill Lynch & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, relating to the sale of shares of its common stock from time to time through Merrill Lynch. Sales of the shares, if any, will be made by means of ordinary brokers' transaction on the New York Stock Exchange. During the quarter and nine months ended September 30, 2007, 994,800 and 4,524,100 shares of the Company's common stock were issued pursuant to this program, totaling $15.0 million and $66.2 million in net proceeds, respectively.

     On August 3, 2006, the Company entered into an ATM Equity Sales Agreement with UBS Securities LLC, relating to the sale of shares of its common stock from time to time through UBS Securities. Sales of the shares, if any, will be made by means of ordinary brokers' transaction on the New York Stock Exchange. During nine months ended September 30, 2007, 1,051,900 shares of the Company's common stock were issued pursuant to this program, totaling $14.7 million in net proceeds. During the quarter ended September 30, 2007, the company did not issue common stock pursuant to this program.

     During the quarter ended and nine months ended September 30, 2007, the Company raised $87.0 million and $116.5 million by issuing 6,077,055 and 7,988,374 shares, respectively, through the Direct Purchase and Dividend Reinvestment Program. There were no such transactions during the quarter and nine months ended September 30, 2006.

     During the quarter ended September 30, 2007, 2,000 options were exercised under the Long-Term Stock Incentive Plan, or Incentive Plan, for an aggregate exercise price of $23,000 and there were no options exercised during the quarter ended September 30, 2006. During the nine months ended September 30, 2007 and September 30, 2006, 49,238 options were exercised for an aggregate exercise price of $504,000, and 22,160 shares for an aggregate exercise price of $205,000, respectively.

(B) Preferred Stock

     At September 30, 2007, the Company had issued and outstanding 7,412,500 shares of Series A Cumulative Redeemable Preferred Stock, with a par value $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The Series A preferred stockholders must be paid a dividend at a rate of 7.875% per year on the $25.00 liquidation preference before the common stock is entitled to receive any dividends. The Series A preferred stock is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not declared) exclusively at the Company's option commencing on April 5, 2009 (subject to the Company's right under limited circumstances to redeem the Series A preferred stock earlier in order to preserve its qualification as a REIT). The Series A preferred stock is senior to the Company's common stock and is on parity with the Series B preferred stock with respect to dividends and distributions, including distributions upon liquidation, dissolution or winding up. The Series A preferred stock generally does not have any voting rights, except if the Company fails to pay dividends on the Series A preferred stock for six or more quarterly periods (whether or not consecutive). Under such circumstances, the Series A preferred stock, together with the Series B preferred stock, will be entitled to vote to elect two additional directors to the Board, until all unpaid dividends have been paid or declared and set apart for payment. In addition, certain material and adverse changes to the terms of the Series A preferred stock cannot be made without the affirmative vote of holders of at least two-thirds of the outstanding shares of Series A preferred stock and Series B preferred stock. Through September 30, 2007, the Company had declared and paid all required quarterly dividends on the Series A preferred stock.

     At September 30, 2007, the Company also had issued and outstanding 4,600,000 shares of Series B Cumulative Convertible Preferred Stock, with a par value $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The Series B preferred stockholders must be paid a dividend at a rate of 6% per year on the $25.00 liquidation preference before the common stock is entitled to receive any dividends.

     The Series B preferred stock is not redeemable. The Series B preferred stock is convertible into shares of common stock at a conversion rate that adjusts from time to time upon the occurrence of certain events, including if the Company distributes to its common shareholders in any calendar quarter cash dividends in excess of $0.11 per share. Initially, the conversion rate was
1.7730 shares of common shares per $25 liquidation preference. Commencing April 5, 2011, the Company has a right in certain circumstances to convert each Series B preferred stock into a number of common shares based upon the then prevailing conversion rate. The Series B preferred stock is also convertible into common shares at the option of the Series B preferred shareholder at any time at the then prevailing conversion rate. The Series B preferred stock is senior to the Company's common stock and is on parity with the Series A preferred stock with respect to dividends and distributions, including distributions upon liquidation, dissolution or winding up. The Series B preferred stock generally does not have any voting rights, except if the Company fails to pay dividends on the Series B preferred stock for six or more quarterly periods (whether or not consecutive). Under such circumstances, the Series B preferred stock, together with the Series A preferred stock, will be entitled to vote to elect two additional directors to the Board, until all unpaid dividends have been paid or declared and set apart for payment. In addition, certain material and adverse changes to the terms of the Series B preferred stock cannot be made without the affirmative vote of holders of at least two-thirds of the outstanding shares of Series B preferred stock and Series A preferred stock. Through September 30, 2007, the Company had declared and paid all required quarterly dividends on the Series B preferred stock.

(C) Distributions to Shareholders

     During the quarter ended September 30, 2007, the Company declared dividends to common shareholders totaling $85.9 million or $0.26 per share, which were paid to shareholders on October 29, 2007. During the quarter ended September 30, 2007, the Company declared dividends to Series A Preferred shareholders totaling approximately $3.6 million or $0.492188 per share, and Series B shareholders totaling approximately $1.7 million or $0.375 per share, which were paid by the Company on September 28, 2007 and distributed to shareholders on October 1, 2007.

6.  NET INCOME PER COMMON SHARE

     The following table presents a reconciliation of the net income and shares used in calculating basic and diluted earnings per share for the quarters and nine months ended September 30, 2007 and 2006.

                                        For the Quarters Ended        For the Nine Months Ended
                                      September 30,   September 30,  September 30,    September 30,
                                          2007           2006             2007            2006
                                                        (dollars in thousands)
                                    --------------------------------------------------------------

Net income                             $    108,287   $      42,850   $    261,452    $     40,479
Less: Preferred stock dividends               5,373           5,373         16,119          14,184
                                    --------------------------------------------------------------
Net income available to common
shareholders, prior to adjustment
for Series B dividends, if
necessary                              $    102,914   $      37,477   $    245,333    $     26,295

Add: Preferred Series B dividends,
if Series B shares are dilutive               1,725           1,725          5,175           3,240
                                    --------------------------------------------------------------

Net income available to common
shareholders                           $    104,639   $      39,202   $    250,508    $     29,535
                                    ==============================================================

Weighted average shares of common
stock outstanding-basic                     315,970         181,767        266,511         155,054

Add: Effect of dilutive stock                 8,645           8,185          8,636           5,157
     options Series B Cumulative
     Convertible Preferred Stock
                                    --------------------------------------------------------------

Weighted average shares of common
stock outstanding-diluted                   324,615         189,952        275,147         160,211
                                    ==============================================================

     Options to purchase 2,471,375 shares of common stock were outstanding and considered anti-dilutive as their exercise price exceeded the average stock price for the quarter and nine months ended September 30, 2007. Options to purchase 1,942,275 shares of common stock were outstanding and considered anti-dilutive as their exercise price exceeded the average stock price for the quarter and nine months ended September 30, 2006.

7.  LONG-TERM STOCK INCENTIVE PLAN

     The Company has adopted a long-term stock incentive plan for executive officers, key employees and non-employee directors (the "Incentive Plan"). The Incentive Plan authorizes the Compensation Committee of the board of directors to grant awards, including non-qualified options as well as incentive stock options as defined under Section 422 of the Code. The Incentive Plan authorizes the granting of options or other awards for an aggregate of the greater of 500,000 shares or 9.5% of the diluted outstanding shares of the Company's common stock, up to ceiling of 8,932,921 shares. Stock options are issued at the current market price on the date of grant, subject to an immediate or four year vesting in four equal installments with a contractual term of 5 or 10 years. The grant date fair value is calculated using the Black-Scholes option valuation model.

     The following table sets forth activity relating to the Company's stock options awards:

                                                              For the nine months ended September 30,
                                                               2007                           2006
                                                     Number of   Weighted Average   Number of   Weighted Average
                                                       Shares      Exercise Price     Shares      Exercise Price
                                                   --------------------------------------------------------------
Options outstanding at the beginning of period         2,984,995      $      15.10    2,333,593      $      16.10
Granted                                                  687,250             15.69      737,250             11.72
Exercised                                                (49,238)            10.25      (22,160)             8.25
Forfeited                                               (174,240)            16.64      (60,000)            15.39
Expired                                                   (5,000)            20.35       (3,688)            13.69
                                                   --------------------------------------------------------------
Options outstanding at end of period                   3,443,767      $      15.23    2,984,995      $      15.10
                                                   ==============================================================
Options exercisable at end of period                   1,292,504      $      14.98    1,298,496      $      15.28
                                                   ==============================================================

     The weighted average remaining contractual term was approximately 7.2 years for all outstanding stock options and approximately 5.6 years for stock options exercisable as of September 30, 2007. As of September 30, 2007, there was approximately $2.9 million of total unrecognized compensation cost related to nonvested share-based compensation awards. That cost is expected to be recognized over a weighted average period of 2.7 years.

     The following table summarizes information about stock options outstanding at September 30, 2007:

                                            Weighted
                               Weighted       Average                                 Weighted
                                Average      Remaining                 Weighted        Average
                                Exercise    Contractual                 Average       Remaining
   Range of        Total        Price on    Life (Years)    Total       Exercise     Contractual
   Exercise       Options        Total        on Total     Options      Price on    Life (Years)
     Prices      Outstanding   Outstanding   Outstanding  Exercisable  Exercisable  on Exercisable
--------------------------------------------------------------------------------------------------

  $ 7.94-$19.99     3,438,767     $   15.22           7.2   1,287,504      $  14.96            5.6
  $20.00-$29.99         5,000         20.70           0.7       5,000         20.70            0.7
               -----------------------------------------------------------------------------------
                    3,443,767     $   15.23           7.2   1,292,504      $  14.98            5.6
               ===================================================================================

8.  INCOME TAXES

     As a REIT, the Company is not subject to federal income tax on earnings distributed to its shareholders. Most states recognize REIT status as well. The Company has decided to distribute the majority of its income and retain a portion of the permanent difference between book and taxable income arising from
Section 162(m) of the Code pertaining to employee remuneration.

     During the quarter and nine months ended September 30, 2007, the Company recorded a reduction in the expense of $628,000 and an expense of $297,000, respectively, of income tax expense for income attributable to FIDAC, its taxable REIT subsidiary, and the portion of earnings retained based on Section 162(m) limitations. During the quarter and nine months ended September 30, 2007, the Company recorded approximately $3.0 million and $5.5 million, respectively, of income tax expense for a portion of earnings retained based on Section 162(m) limitations. The statutory combined federal, state, and city corporate tax rate is 45%. This amount is applied to the amount of estimated REIT taxable income retained (if any, and only up to 10% of ordinary income as all capital gain income is distributed) and to taxable income earned at the taxable subsidiaries. Thus, as a REIT, the Company's effective tax rate is significantly less as it is allowed to deduct dividend distributions.

     During the quarter and nine months ended September 30, 2006, the Company recorded $517,000 and $2.9 million of income tax expense for income attributable to FIDAC and the portion of earnings retained based on Code Section 162(m) limitations. During the quarter and nine months ended September 30, 2006, the Company recorded $1.8 million and $3.3 million of income tax expense for a portion of earnings retained based on Section 162(m) limitations, respectively.

9. LEASE COMMITMENTS

     The Company has a noncancelable lease for office space, which commenced in May 2002 and expires in December 2009. The Company's aggregate future minimum lease payments are as follows:

                                             Total per Year
                                              (dollars in
                                               thousands)
            2007 (remainder)                         $   133
            2008                                         532
            2009                                         532
                                            -----------------
            Total remaining lease payments           $ 1,197
                                            =================

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

     The Company seeks to manage the extent to which net income changes as a function of changes in interest rates by matching adjustable-rate assets with variable-rate borrowings. The Company may seek to mitigate the potential impact on net income of periodic and lifetime coupon adjustment restrictions in the portfolio of Investment Securities by entering into interest rate agreements such as interest rate caps and interest rate swaps. As of September 30, 2007, the Company entered into interest rate swaps to pay a fixed rate and receive a floating rate of interest, with total notional amount of $14.7 billion.

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

     Chimera Investment Corporation, or Chimera, has filed a registration statement on Form S-11 with the Securities and Exchange Commission for an initial public offering of the common stock of Chimera. Chimera is a newly-formed specialty finance company that will invest in residential mortgage loans, residential mortgage-backed securities, real estate-related securities and various other asset classes. Chimera will be externally managed by FIDAC. Concurrent with the public offering pursuant to Chimera's registration statement, the Company expects to acquire 9.8% of Chimera's outstanding shares of common stock at the initial public offering price after giving effect to the shares issued in the offering, excluding shares sold pursuant to the underwriters' exercise of their overallotment option. There can be no assurance that the Chimera transaction will take place or if it will take place in the manner described.

12. SUBSEQUENT EVENTS

     On October 12, 2007, the Company entered into an underwriting agreement pursuant to which it sold 71,300,000 shares of its common stock for proceeds net of underwriting fees of approximately $1.0 billion. This transaction settled on October 17, 2007.

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

     The results of our operations are affected by various factors, many of which are beyond our control. Our results of operations primarily depend on, among other things, our net interest income, the market value of our assets and the supply of and demand for such assets. Our net interest income, which reflects the amortization of purchase premiums and accretion of discounts, varies primarily as a result of changes in interest rates, borrowing costs and prepayment speeds, the behavior of which involves various risks and uncertainties. Prepayment speeds, as reflected by the Constant Prepayment Rate, or CPR, and interest rates vary according to the type of investment, conditions in financial markets, competition and other factors, none of which can be predicted with any certainty. In general, as prepayment speeds on our Mortgage-Backed Securities portfolio increase, related purchase premium amortization increases, thereby reducing the net yield on such assets. The CPR on our Mortgage Backed-Securities portfolio averaged 14% and 16% for the quarters ended September 30, 2007 and 2006, respectively. Since changes in interest rates may significantly affect our activities, our operating results depend, in large part, upon our ability to effectively manage interest rate risks and prepayment risks while maintaining our status as a REIT.

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

                          Average                    Yield on                                                      Net
                        Investment        Total       Average      Average                               Net     Interest
                         Securities     Interest     Investment   Repurchase   Interest   Average Cost Interest    Rate
                         Held (1)        Income      Securities    Agreements    Expense    of Funds    Income     Spread
---------------------------------------------------------------------------------------------------------------------------
                                  (ratios for the quarters have been annualized, dollars in thousands)
Quarter Ended
 September 30, 2007     $   43,075,489   $  628,696         5.84%  $40,201,513  $  519,118       5.17%  $109,578      0.67%
Quarter Ended
 June 30, 2007          $   38,822,274   $  556,262         5.73%  $36,560,359  $  468,748       5.13%  $ 87,514      0.60%
Quarter Ended
 March 31, 2007         $   31,682,974   $  449,564         5.68%  $29,834,208  $  380,164       5.10%  $ 69,400      0.58%
Quarter Ended
 December 31, 2006      $   28,888,956   $  407,092         5.64%  $27,118,402  $  349,302       5.15%  $ 57,790      0.49%
Quarter Ended
 September 30, 2006     $   24,976,876   $  339,737         5.44%  $23,120,247  $  295,726       5.12%  $ 44,011      0.32%

(1) Does not reflect unrealized gains/(losses).

     The following table presents the average CPR experienced on our Mortgage-Backed Securities portfolio, on an annualized basis, for the quarterly periods presented.

Quarter Ended                CPR
-------------                ---
September 30, 2007           14%
June 30, 2007                15%
March 31, 2007               17%
December 31, 2006            15%
September 30, 2006           16%

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

Results of Operations: For the Quarters and Nine Months Ended  September 30,
                       2007 and 2006

     Net Income Summary

     For the quarter ended September 30, 2007, our net income was $108.3 million, or $0.33 basic net income per average share available to common shareholders, as compared to net income of $42.9 million, or $0.21 net income per average share available to common shareholders, for the quarter ended September 30, 2006. We attribute the increase in total net income for the quarter ended September 30, 2007 from the quarter ended September 30, 2006 to the increased asset base, and the increase in interest rate spread. Average Investment Securities for the quarter ended September 30, 2007 totaled $43.1 billion, as compared to $25.0 billion for the quarter ended September 30, 2006. The interest rate spread increased to 0.67% for the quarter ended September 30, 2007 from 0.32% for the quarter ended September 30, 2006. The increase in yield on Investment Securities to 5.84% for the quarter ended September 30, 2007 from 5.44% for the quarter ended September 30, 2006 was only partially offset by the increase in cost of funding to 5.17% for the quarter ended September 30, 2007 from 5.12% for the quarter ended September 30, 2006. For the quarter ended September 30, 2007, net investment advisory and service fees totaled $4.4 million, as compared to $4.3 million for the quarter ended September 30, 2006. For the quarter ended September 30, 2007, the net gain on sale of Investment Securities and termination of interest rate swaps was $5.8 million as compared to an $8.0 million net gain on sale of Mortgage-Backed Securities for the quarter ended September 30, 2006. Gross income from trading securities totaled $8.3 million for the quarter ended September 30, 2007 and $612,000 for the quarter ended September 30, 2006. There was no loss on other-than-temporarily impaired securities for the quarters ended September 30, 2007 and 2006. For the quarter ended September 30, 2007, general and administrative expenses totaled $17.3 million, as compared to $11.7 million for the quarter ended September 30, 2006.

     Dividends for the quarter ended September 30, 2007 were $0.26 per share of common stock, or $85.9 million in total, $0.492188 per share of Series A preferred stock, or $3.6 million in total, and $0.375 per share of Series B preferred stock or $1.7 million in total. Dividends per share for the quarter ended September 30, 2006 were $0.14 per share of common stock, or $28.7 million in total, $0.492188 per share of Series A preferred stock, or $3.6 million in total, and $0.375 per share of Series B preferred stock, or $1.7 million in total. The Series B Cumulative preferred stock has been treated under GAAP as temporary equity. For the purpose of computing ratios relating to equity measures, the Series B Preferred Stock has been included in equity. Our return on average equity was 12.09% for the quarter ended September 30, 2007 compared to 7.72% for the quarter ended September 30, 2006.

     For the nine months ended September 30, 2007, our net income was $261.5 million, or $0.92 basic net income per average share related to common shareholders, as compared to net income of $40.5 million, or $0.17 net income per average share available to common shareholders for the nine months ended September 30, 2006. We attribute the increase in net income of $221.0 million for the nine months ended September 30, 2007 when compared to the nine months ended September 30, 2006 to the increased interest earning assets, increased interest rate spread, and the net gains on sales of Investment Securities. Average Investment Securities for the nine months ended September 30, 2007 totaled $37.9 billion, as compared to $21.1 billion for the nine months ended September 30, 2006. Net interest spread for the nine months ended September 30, 2007 increased to 0.62%, from 0.32% for the nine months ended September 30, 2006. For the nine months ended September 30, 2007, net interest income was $266.5 million, as compared to $109.1 million for the nine months ended September 30, 2006. For the nine months ended September 30, 2007, gain on sale of Mortgage-Backed Securities was $17.2 million, as compared to a $8.7 million loss for the quarter ended September 30, 2006. Losses on other-than-temporarily impaired securities totaled $1.2 million and there were no losses of impairment of intangibles for the nine months ended September 30, 2007. Losses on other-than-temporarily impaired securities totaled $46.8 million and impairment of intangibles totaled $2.5 million for the nine months ended September 30, 2006. Dividends per share for the nine months ended September 30, 2007, were $0.70 per share of common stock, or $203.2 million in total, $1.476564 per share of Series A preferred stock or $10.9 million in total, and $1.125 per share of Series B preferred stock, or $5.2 million in total. Dividends per share for the nine months ended September 30, 2006 were $0.38 per share of common stock, or $63.6 million in total and $1.476564 per share of Series A preferred stock, or $10.9 million in total, and $0.704167 per shares of Series B preferred stock, or $3.2 million in total. Our return on average equity was 10.53% for the nine months ended September 30, 2007 and 2.93% for the nine months ended September 30, 2006.

                               Net Income Summary
             (dollars in thousands, except for per share data)
              (ratios for the quarters have been annualized)

                                                    Quarter         Quarter        Nine Months      Nine Months
                                                     Ended           Ended            Ended            Ended
                                                 September 30,   September 30,   September 30,    September 30,
                                                      2007            2006             2007             2006
                                                ------------------------------------------------------------------
Interest income                                    $    628,696    $    339,737     $  1,634,522     $    814,790
Interest expense                                        519,118         295,726        1,368,030          705,711
                                                ------------------------------------------------------------------
    Net interest income                                 109,578          44,011          266,492          109,079
                                                ------------------------------------------------------------------

Other income (loss):
  Investment advisory and service fees                    5,464           4,966           16,392           17,173
  Gain (loss) on sale of Investment Securities            3,795            (446)          17,233           (8,691)
  Gain on termination of interest rate swaps              2,029           8,414            2,096            8,414
  Income from trading securities                          8,288             612           11,960              612
  Loss on other-than-temporarily impaired
   securities                                                 -               -           (1,189)         (46,844)
                                                ------------------------------------------------------------------
     Total other income (loss)                           19,576          13,546           46,492          (29,336)
                                                ------------------------------------------------------------------

Expenses:
  Distribution fees                                       1,100             724            2,865            2,649
  General and administrative expenses                    17,334          11,682           42,492           27,844
                                                ------------------------------------------------------------------
     Total expenses                                      18,434          12,406           45,357           30,493
                                                ------------------------------------------------------------------

Impairment of intangible for customer
 relationships                                                -               -                -           (2,493)
                                                ------------------------------------------------------------------

Income before income taxes and minority
 interest                                               110,720          45,151          267,627           46,757

Income taxes                                              2,327           2,273            5,770            6,250
                                                ------------------------------------------------------------------

Income before minority interest                         108,393          42,878          261,857           40,507

Minority interest                                           106              28              405               28
                                                ------------------------------------------------------------------

Net Income                                              108,287          42,850          261,452           40,479

Dividends on preferred stock                              5,373           5,373           16,119           14,184
                                                ------------------------------------------------------------------

Net income available to common shareholders        $    102,914    $     37,477     $    245,333     $     26,295
                                                ==================================================================

Weighted average number of basic common
 shares outstanding                                 315,969,814     181,767,106      266,510,879      155,054,308
Weighted average number of diluted
 common shares outstanding                          324,614,534     189,952,159      275,146,595      160,211,191

Basic net income per average common share          $       0.33    $       0.21     $       0.92     $       0.17

Diluted net income per average common share        $       0.32    $       0.20     $       0.91     $       0.16

Average total assets                               $ 42,485,071    $ 26,199,087     $ 38,817,661     $ 21,226,016
Average equity                                     $  3,582,578    $  2,219,286     $  3,309,425     $  1,844,131

Return on average total assets                             1.02%           0.65%            0.90%            0.25%
Return on average equity                                  12.09%           7.72%           10.53%            2.93%

     Interest Income and Average Earning Asset Yield

     We had average earning assets of $43.1 billion and $25.0 billion for the quarters ended September 30, 2007 and 2006, respectively. Our primary source of income for the quarters ended September 30, 2007 and 2006 was interest income. Our interest income was $628.7 million for the quarter ended September 30, 2007 and $339.7 million for the quarter ended September 30, 2006. The yield on average Investment Securities increased by 40 basis points, from 5.44% for the quarter ended September 30, 2006 to 5.84%, for the quarter ended September 30, 2007. Our average Investment Securities increased by $18.1 billion and interest income increased by $289.0 million for the quarter ended September 30, 2007 as compared to the quarter ended September 30, 2006. The average coupon rate at September 30, 2007 was 5.94% as compared to 5.74% at September 30, 2006. The prepayment speeds decreased to 14% CPR for the quarter ended September 30, 2007 from 16% CPR for the quarter ended September 30, 2006. The increase in coupon rates and reduction in prepayment speeds resulted in an increase in yield.

     We had average earning assets of $37.9 billion and $21.1 billion for the nine months ended September 30, 2007 and 2006, respectively. Average earning assets is the average of the current par of the portfolio during the measurement period. Our interest income was $1.6 billion for the nine months ended September 30, 2007 and $814.8 million for the nine months ended September 30, 2006. The yield on average Investment Securities increased from 5.15% for the nine months ended September 30, 2006, to 5.76% for the nine months ended September 30, 2007. Our average earning asset balance increased by $16.8 billion and interest income increased by $819.7 million for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. The average prepayment speeds decreased to 15% CPR for the nine months ended September 30, 2007 from 18% CPR for the nine months ended September 30, 2006. The increase in interest income for the nine months ended September 30, 2007, when compared to the nine months ended September 30, 2006, resulted from the increased asset base and the increase in weighted average yield.

     Interest Expense and the Cost of Funds

     Our largest expense is the cost of borrowed funds. We had average borrowed funds of $40.2 billion and total interest expense of $519.1 million for the quarter ended September 30, 2007. We had average borrowed funds of $23.1 billion and total interest expense of $295.7 million for the quarter ended September 30, 2006. Our average cost of funds was 5.17% for the quarter ended September 30, 2007 and 5.12% for the quarter ended September 30, 2006. The cost of funds rate increased by 5 basis points and the average borrowed funds increased by $17.1 billion for the quarter ended September 30, 2007 when compared to the quarter ended September 30, 2006. Interest expense for the quarter increased over the quarter ended September 30, 2006 by $223.4 million due to the substantial increase in the average repurchase balance and the increase in the cost of funds rate. Since a substantial portion of our repurchase agreements are short term, changes in market rates are directly reflected in our interest expense. Our average cost of funds was 0.20% below average one-month LIBOR and 0.14% below average six-month LIBOR for the quarter ended September 30, 2007. Our average cost of funds was 0.17% below average one-month LIBOR and 0.31% below average six-month LIBOR for the quarter ended September 30, 2006.

     The table below shows our average borrowed funds, interest expense, and average cost of funds as compared to average one-month and average six-month LIBOR for the quarters ended September 30, 2007, June 30, 2007, March 31, 2007, the year ended December 31, 2006 and the four quarters in 2006.

                              Average Cost of Funds
                              ---------------------
      (ratios for the quarters have been annualized, dollars in thousands)

                                                                                   Average                  Average
                                                                                  One-Month  Average Cost   Cost of
                                                                                    LIBOR      of Funds      Funds
                                                                                  Relative to Relative to Relative to
                         Average                            Average    Average     Average      Average      Average
                        Repurchase  Interest  Average Cost  One-Month  Six-Month  Six-Month   One-Month    Six-Month
                        Agreements   Expense     of Funds     LIBOR      LIBOR       LIBOR       LIBOR        LIBOR
                       -----------------------------------------------------------------------------------------------
For the Quarter Ended
 September 30, 2007     $40,201,513 $  519,118        5.17%      5.37%      5.31%      0.07%       (0.20%)     (0.14%)
For the Quarter Ended
 June 30, 2007          $36,560,359 $  468,748        5.13%      5.32%      5.37%     (0.05%)      (0.19%)     (0.24%)
For the Quarter Ended
 March 31, 2007         $29,834,208 $  380,164        5.10%      5.26%      5.30%     (0.04%)      (0.16%)     (0.20%)
----------------------------------------------------------------------------------------------------------------------
For the Year Ended
 December 31, 2006      $21,399,130 $1,055,013        4.93%      5.03%      5.21%     (0.18%)      (0.10%)     (0.28%)
For the Quarter Ended
 December 31, 2006      $27,118,402 $  349,302        5.15%      5.27%      5.31%     (0.04%)      (0.12%)     (0.16%)
For the Quarter Ended
 September 30, 2006     $23,120,247 $  295,726        5.12%      5.29%      5.43%     (0.14%)      (0.17%)     (0.31%)
For the Quarter Ended
 June 30, 2006          $20,060,978 $  242,473        4.83%      5.03%      5.27%     (0.24%)      (0.20%)     (0.44%)
For the Quarter Ended
 March 31, 2006         $15,296,893 $  167,512        4.38%      4.55%      4.84%     (0.29%)      (0.17%)     (0.46%)

     Net Interest Income

     Our net interest income, which equals interest income less interest expense, totaled $109.6 million for the quarter ended September 30, 2007 and $44.0 million for the quarter ended September 30, 2006. Our net interest income increased because of the increase in average Investment Securities we owned and because of an increase in interest rate spread. Our net interest rate spread, which equals the yield on our average assets for the period less the average cost of funds for the period, was 0.67% for the quarter ended September 30, 2007 as compared to 0.32% for the quarter ended September 30, 2006. This 35 basis point increase was a result of the yield increasing for the quarter ended September 30, 2007 to 5.84% from 5.44% for the quarter ended September 30, 2006. The increase in yield was only partially offset by the increase in cost of funds, which increased to 5.17% for the quarter ended September 30, 2007, as compared to 5.12% for the quarter ended September 30, 2006.

     Our net interest income totaled $266.5 million for the nine months ended September 30, 2007 and $109.1 million for the nine months ended September 30, 2006. Our net interest income increased because of the increase in interest rate spread. Our net interest spread, which equals the yield on our average assets for the period less the average cost of funds for the period, was 0.62% for the nine months ended September 30, 2007 as compared to 0.32% for the nine months ended September 30, 2006.

     The table below shows our interest income by average Investment Securities held, total interest income, yield on average interest earning assets, average balance of repurchase agreements, interest expense, average cost of funds, net interest income, and net interest rate spread for the quarter ended September 30, 2007, June 30, 2007, March 31, 2007, the year ended December 31, 2006 and the four quarters in 2006.

                               Net Interest Income
      (ratios for the quarters have been annualized, dollars in thousands)
       -------------------------------------------------------------------

                            Average                 Yield Average   Average                                          Net
                          Investment      Total       Interest     Balance of                   Average    Net     Interest
                           Securities    Interest      Earning     Repurchase     Interest      Cost of   Interest   Rate
                           Held((1))      Income       Assets      Agreements      Expense      Funds     Income    Spread
                         -------------------------------------------------------------------------------------------------
For the Quarter Ended
 September 30, 2007       $ 43,075,489   $  628,696        5.84%   $40,201,513   $   519,118     5.17% $ 109,578     0.67%
For the Quarter Ended
 June 30, 2007            $ 38,822,274   $  556,262        5.73%   $36,560,359   $   468,748     5.13% $  87,514     0.60%
For the Quarter Ended
 March 31, 2007           $ 31,682,974   $  449,564        5.68%   $29,834,208   $   380,164     5.10% $  69,400     0.58%
--------------------------------------------------------------------------------------------------------------------------
For the Year Ended
 December 31, 2006        $ 23,029,195   $1,221,882        5.31%   $21,399,130   $ 1,055,013     4.93% $ 166,869     0.38%
For the Quarter Ended
 December 31, 2006        $ 28,888,956   $  407,092        5.64%   $27,118,402   $   349,302     5.15% $  57,790     0.49%
For the Quarter Ended
 September 30, 2006       $ 24,976,876   $  339,737        5.44%   $23,120,247   $   295,726     5.12% $  44,011     0.32%
For the Quarter Ended
 June 30, 2006            $ 21,660,089   $  280,171        5.17%   $20,060,978   $   242,473     4.83% $  37,698     0.34%
For the Quarter Ended
 March 31, 2006           $ 16,590,859   $  194,882        4.70%   $15,296,893   $   167,512     4.38% $  27,370     0.32%

     Investment Advisory and Service Fees

     FIDAC is a registered investment advisor which specializes in managing fixed income securities. FIDAC expanded its line of business in 2006 to include the management of equity securities, initially for us and an affiliated person, and collaterized debt obligations. FIDAC generally receives annual net investment advisory fees of approximately 10 to 20 basis points of the gross assets it manages, assists in managing or supervises. At September 30, 2007, FIDAC had under management approximately $2.5 billion in net assets and $13.9 billion in gross assets, compared to $2.6 billion in net assets and $14.6 billion in gross assets at September 30, 2006. Investment advisory and service fees for the quarters ended September 30, 2007 and 2006 totaled $4.4 million and $4.3 million respectively, net of fees paid to third parties pursuant to distribution agreements for facilitating and promoting distribution of shares of FIDAC's clients. Gross assets under management will vary from time to time because of changes in the amount of net assets FIDAC manages as well as changes in the amount of leverage used by the various funds and accounts FIDAC manages.

     Gains and Losses on Sales of Investment Securities and Interest Rate Swaps

     For the quarter ended September 30, 2007, we sold Mortgage-Backed Securities with a carrying value of $1.7 billion for an aggregate gain of $3.8 million and terminated interest rates swap agreements with a notional amount of $600 million for a gain of $2.0 million. For the quarter ended September 30, 2006, we sold Mortgage-Backed Securities with a carrying value of $483.5 for an aggregate loss of $446,000 and terminated interest rates swap agreements with a notional amount of $895 million for a gain of $8.4 million. For the nine months ended September 30, 2007, we sold Mortgage-Backed Securities with an aggregate historical amortized cost of $4.4 billion for an aggregate gain of $17.2 million and terminated interest rates swap agreements with a notional amount of $900 million for a gain of $2.1 million. For the nine months ended September 30, 2006, we sold Mortgage-Backed Securities with an aggregate historical amortized cost of $2.5 billion for an aggregate loss of $8.7 million and terminated interest rates swap agreements with a notional amount of $895 million for a gain of $8.4 million. The difference between the sale price and the carrying value of our Mortgage-Backed Securities will be a realized gain or a realized loss, and will increase or decrease income accordingly. We do not expect to sell assets on a frequent basis, but may from time to time sell existing assets to acquire new assets which our management believes might have higher risk-adjusted returns as part of our asset/liability management strategy.

     Income from Trading Securities

     Gross income from trading securities totaled $8.3 million for the quarter ended September 30, 2007 and $12.0 million for the nine months ended September 30, 2007. During the quarter and nine months ended September 30, 2006, we earned $612,000 in gross income from trading securities.

     Impairment of Intangible for Customer Relationships

     During the quarter and nine months ended September 30, 2007, it was determined that there was no impairment of intangibles for customer relationships. The total impairment of intangible assets relating to customer relationships was $2.5 million for the nine months ended September 30, 2006. There was no impairment of intangibles for customer relationships for the quarter ended September 30, 2006.

     Loss on Other-Than-Temporarily Impaired Securities

     At each quarter end, we review each of our securities to determine if an other-than-temporary impairment charge would be necessary. We will take these charges if we determine that we do not intend to hold securities that were in an unrealized loss position for a period of time, to maturity if necessary, sufficient for a forecasted market price recovery up to or beyond the cost of the investments. For the quarters ended September 30, 2007 and 2006 there were no losses on other-than temporarily impaired securities. For the nine months ended September 30, 2007 and September 30, 2006 the loss on other-than temporarily impaired securities totaled $1.2 million and $46.8 million, respectively.

     General and Administrative Expenses

     General and administrative (or G&A) expenses were $17.3 million for the quarter ended September 30, 2007, and $11.7 million for the quarter ended September 30, 2006. G&A expenses as a percentage of average total assets was 0.16% and 0.18% for the quarters ended September 30, 2007 and 2006, respectively. The increase in G&A expenses of $5.7 million for the quarter ended September 30, 2007 was primarily the result of increased compensation expense.

     G&A expenses were $42.5 million for the nine months ended September 30, 2007 and $27.8 million for the six months ended September 30, 2006. G&A expenses as a percentage of average assets was 0.15% and 0.17% on an annualized basis for the nine months ended September 30, 2007 and 2006, respectively. G&A expenses as a percentage of average equity were 1.71% and 2.0% on an annualized basis for the nine months ended September 30, 2007 and 2006, respectively.

     The table below shows our total G&A expenses as compared to average total assets and average equity for the quarter ended September 30, 2007, June 30, 2007, March 31, 2007, the year ended December 31, 2006 and the four quarters in 2006.

                   G&A Expenses and Operating Expense Ratios
                   -----------------------------------------
      (ratios for the quarters have been annualized, dollars in thousands)

                                                          Total G&A          Total G&A
                                         Total G&A     Expenses/Average   Expenses/Average
                                           Expenses         Assets             Equity
                                        ------------- ------------------ ------------------
For the Quarter Ended September 30, 2007   $   17,334              0.16%              1.94%
For the Quarter Ended June 30, 2007        $   12,272              0.12%              1.50%
For the Quarter Ended March 31, 2007       $   12,886              0.15%              1.70%
-------------------------------------------------------------------------------------------
For the Year Ended December 31, 2006       $   40,063              0.17%              2.00%
For the Quarter Ended December 31, 2006    $   12,219              0.16%              1.86%
For the Quarter Ended September 30, 2006   $   11,682              0.18%              2.08%
For the Quarter Ended June 30, 2006        $    8,985              0.18%              2.19%
For the Quarter Ended March 31, 2006       $    7,177              0.18%              1.95%

Net Income and Return on Average Equity

     Our net income was $108.3 million for the quarter ended September 30, 2007, and $42.9 million for the quarter ended September 30, 2006. Our return on average equity was 12.09% for the quarter ended September 30, 2007, and 7.72% for the quarter ended September 30, 2006. We attribute the majority of the increase in net income of $65.4 million to the increase in Investment Securities and interest rate spread for the quarter ended September 30, 2007 compared to the quarter ended September 30, 2006.

     Our net income was $261.5 million for the nine months ended September 30, 2007 and $40.5 million for the nine months ended September 30, 2006. We attribute the increase in total net income for nine months ended September 30, 2007 from the nine months ended September 30, 2006 to the increase in net interest income, the decline in realized losses and the decline in loss on other-than-temporarily impaired securities. The net interest income for the nine months ended September 30, 2007 was $266.5 million as compared to $109.1 million for the nine months ended September 30, 2006. The gain on sale of investment securities was $17.2 million for the nine months ended September 30, 2007 and the loss on sale of investment securities was $8.7 million for the nine months ended September 30, 2006. Loss on other-than-temporarily impaired securities was $1.2 million for the nine months ended September 30, 2007 and $46.8 million for the nine months ended September 30, 2006.

     The table below shows our net interest income, net investment advisory and service fees, gain (loss) on sale of Mortgage-Backed Securities and termination of interest rate swaps, loss on other-than-temporarily impaired securities, income from equity investment, G&A expenses, income taxes, impairment of intangibles for customer relationships, minority interest, each as a percentage of average equity, and the return on average equity for the quarter ended September 30, 2007 June 30, 2007, March 31, 2007, the year ended December 31, 2006, and the four quarters in 2006.

                     Components of Return on Average Equity
                     --------------------------------------
                 (ratios for the quarters have been annualized)

                                                 Gain/Loss on
                                                   Sale of
                                                   Mortgage-
                                                    Backed      Loss on
                                       Net        Securities   other-than-
                          Net       Investment       and       temporarily  Income from
                        Interest    Advisory and   Interest     impaired       equity
                         Income/      Service     Rate Swaps/  securities/   investment/
                         Average    Fees/Average   Average      Average       Average
                          Equity       Equity       Equity        Equity       Equity
                       ----------- ------------- ------------ ------------- ------------
For the Quarter Ended
 September 30, 2007         12.23%         0.49%        0.65%             -        0.93%
For the Quarter Ended
 June 30, 2007              10.71%         0.55%        0.89%       (0.09%)        0.03%
For the Quarter Ended
 March 31, 2007              9.14%         0.61%        0.82%       (0.06%)        0.45%
---------------------------------- ------------- ------------ ------------- ------------
For the Year Ended
 December 31, 2006           8.32%         0.94%        0.34%       (2.61%)        0.20%
For the Quarter Ended
 December 31, 2006           8.81%         0.67%        1.08%       (0.84%)        0.52%
For the Quarter Ended
 September 30, 2006          7.93%         0.76%        1.44%             -        0.08%
For the Quarter Ended
 June 30, 2006               9.20%         1.08%      (0.30%)       (4.91%)            -
For the Quarter Ended
 March 31, 2006              7.45%         1.59%      (1.91%)       (7.28%)            -


                                                   Impairment of
                                                    intangible
                           G&A                      for customer   Minority
                         Expenses/     Income      relationships/   interest/  Return on
                         Average   Taxes/ Average     Average       Average      Average
                          Equity       Equity         Equity         Equity       Equity
                        ---------- -------------- --------------- ------------ -----------
For the Quarter Ended
 September 30, 2007        (1.94%)        (0.26%)               -      (0.01%)      12.09%
For the Quarter Ended
 June 30, 2007             (1.50%)        (0.10%)               -            -      10.49%
For the Quarter Ended
 March 31, 2007            (1.70%)        (0.34%)               -      (0.04%)       8.88%
----------------------- ---------- -------------- --------------- ------------ -----------
For the Year Ended
 December 31, 2006         (2.00%)        (0.38%)         (0.12%)      (0.01%)       4.68%
For the Quarter Ended
 December 31, 2006         (1.86%)        (0.20%)               -      (0.05%)       8.13%
For the Quarter Ended
 September 30, 2006        (2.08%)        (0.41%)               -            -       7.72%
For the Quarter Ended
 June 30, 2006             (2.19%)        (0.33%)         (0.46%)            -       2.09%
For the Quarter Ended
 March 31, 2006            (1.95%)        (0.57%)         (0.31%)            -     (2.98%)

Financial Condition

     Investment Securities, Available for Sale

     All of our Mortgage-Backed Securities at September 30, 2007 were adjustable-rate or fixed-rate mortgage-backed securities backed by single-family mortgage loans. All of the mortgage assets underlying these Mortgage-Backed Securities were secured with a first lien position on the underlying single-family properties. All of our mortgage-backed securities were FHLMC, FNMA or GNMA mortgage pass-through certificates or CMOs, which carry an actual or implied "AAA" rating. All of our agency debentures are callable and carry an implied "AAA" rating. We carry all of our earning assets at fair value.

     We accrete discount balances as an increase in interest income over the life of Investment Securities purchased at a discount, and we amortize premium balances as a decrease in interest income over the life of investment securities purchased at a premium. At September 30, 2007, and December 31, 2006 we had on our balance sheet a total of $77.5 million and $78.4 million, respectively, of unamortized discount (which is the difference between the remaining principal value and current historical amortized cost of our investment securities acquired at a price below principal value) and a total of $307.2 million and $219.1 million, respectively, of unamortized premium (which is the difference between the remaining principal value and the current historical amortized cost of our investment securities acquired at a price above principal value).

     We received mortgage principal repayments of $1.7 billion for the quarter ended September 30, 2007 and $1.3 billion for the quarter ended September 30, 2006. The overall prepayment speed for the quarter ended September 30, 2007 decreased to 14%, as compared to 16% for the quarter ended September 30, 2006. Given our current portfolio composition, if mortgage principal prepayment rates were to increase over the life of our Mortgage-Backed Securities, all other factors being equal, our net interest income would decrease during the life of these Mortgage-Backed Securities as we would be required to amortize our net premium balance over a shorter time period. Similarly, if mortgage principal prepayment rates were to decrease over the life of our Mortgage-Backed Securities, all other factors being equal, our net interest income would increase during the life of these Mortgage-Backed Securities, as we would amortize our net premium balance over a longer time period.

     The table below summarizes our Investment Securities at September 30, 2007, June 30, 2007, March 31, 2007, December 31, 2006, September 30, 2006, June 30,
2006 and March 31, 2006.

                              Investment Securities
                              ---------------------
                             (dollars in thousands)

                                                                     Amortized                      Fair        Weighted
                              Principal      Net       Amortized    Cost/Principal              Value/Principal  Average
                                Amount      Premium       Cost         Amount      Fair Value       Amount        Yield
                           -------------- ---------- ------------- --------------- ----------- ---------------- --------
At September 30, 2007         $44,904,820   $229,713   $45,134,533         100.51% $44,890,633           99.97%    5.74%
At June 30, 2007              $39,102,277   $211,438   $39,313,715         100.54% $38,753,509           99.11%    5.71%
At March 31, 2007             $39,053,196   $195,649   $39,248,845         100.50% $39,230,648          100.45%    5.67%
----------------------------------------- ---------- ------------- --------------- ----------- ---------------- --------
At December 31, 2006          $30,134,791   $140,709   $30,275,500         100.47% $30,217,009          100.27%    5.63%
At September 30, 2006         $28,297,950   $139,717   $28,437,667         100.49% $28,348,027          100.18%    5.58%
At June 30, 2006              $23,822,683   $141,671   $23,964,354         100.59% $23,474,006           98.54%    5.42%
At March 31, 2006             $16,288,848   $173,428   $16,462,276         101.06% $16,176,348           99.31%    5.03%

     The tables below set forth certain characteristics of our Investment Securities at September 30, 2007, June 30, 2007, March 31, 2007, December 31, 2006, September 30, 2006, June 30, 2006 and March 31, 2006. The index level for adjustable-rate Investment Securities is the weighted average rate of the various short-term interest rate indices, which determine the coupon rate.

               Adjustable-Rate Investment Security Characteristics
               ---------------------------------------------------
                             (dollars in thousands)

                                                                                                    Principal
                                                                                                     Amount at
                                                         Weighted                                  Period End as
                                         Weighted      Average Term     Weighted      Weighted      % of Total
                         Principal     Average Coupon     to Next        Average       Average      Investment
                           Amount           Rate         Adjustment    Lifetime Cap  Asset Yield     Securities
                       -------------- --------------- --------------- ------------- ------------- ---------------
At September 30, 2007     $13,148,355           5.99%    41 months           10.02%         5.68%          29.28%
At June 30, 2007           $9,553,827           5.85%    32 months           10.11%         5.77%          24.43%
At March 31, 2007          $9,657,221           5.79%    30 months           10.05%         5.66%          24.73%
------------------------------------- --------------- --------------- ------------- ------------- ---------------
At December 31, 2006       $8,493,242           5.72%    19 months            9.76%         5.57%          28.18%
At September 30, 2006      $8,291,239           5.57%    17 months            9.64%         5.47%          29.30%
At June 30, 2006           $7,964,221           5.36%    16 months            9.75%         5.26%          33.43%
At March 31, 2006          $7,785,082           4.99%    20 months           10.27%         5.07%          47.79%


                 Fixed-Rate Investment Security Characteristics
                 ----------------------------------------------
                             (dollars in thousands)


                                                                          Principal Amount
                                                                           at Period End as
                                                Weighted      Weighted       % of Total
                                Principal        Average       Average       Investment
                                   Amount       Coupon Rate   Asset Yield     Securities
                              --------------- -------------- ------------ -----------------
At September 30, 2007             $31,756,465          5.93%        5.76%            70.72%
At June 30, 2007                  $29,548,450          5.87%        5.69%            75.57%
At March 31, 2007                 $29,395,975          5.85%        5.67%            75.27%
--------------------------------------------- -------------- ------------ -----------------
At December 31, 2006              $21,641,549          5.83%        5.65%            71.82%
At September 30, 2006             $20,006,711          5.82%        5.62%            70.70%
At June 30, 2006                  $15,858,461          5.73%        5.50%            66.57%
At March 31, 2006                  $8,503,766          5.43%        4.99%            52.21%


     At September 30, 2007 and December 31, 2006, we held Investment Securities with coupons linked to various indices. The following tables detail the portfolio characteristics by index.

              Adjustable-Rate Investment Securities by Index
              ----------------------------------------------
                               September 30, 2007
                               ------------------

                                                                         11th                           Monthly
                                                   Twelve    12-Month   District  1-Year     3-Year     Federal
                           One-Month   Six-Month    Month     Moving    Cost of   Treasury   Treasury   Cost of     Other
                              Libor       Libor      Libor    Average    Funds      Index      Index     Funds    Indexes((1))
                           ----------- ---------- ---------- --------- --------- ---------- ---------- --------- -------------
Weighted Average Term
 to Next Adjustment              1 mo.     34 mo.     67 mo.     1 mo.     1 mo.     30 mo.     16 mo.     1 mo.        11 mo.
Weighted Average
 Annual Period Cap               6.40%      3.15%      2.00%     0.02%     0.00%      1.91%      2.07%     0.00%         1.84%
Weighted Average
 Lifetime Cap at
 September 30, 2007              7.33%     10.65%     10.99%     9.31%    12.08%     10.85%     13.17%    13.42%        10.66%
Investment Principal
 Value as Percentage of
 Investment Securities at
 September 30, 2007              7.46%      2.36%     14.60%     0.20%     0.23%      4.16%      0.06%     0.16%         0.05%

(1) Combination of indexes that account for less than 0.05% of total investment securities.

                 Adjustable-Rate Investment Securities by Index
                 ----------------------------------------------
                                December 31, 2006
                                -----------------

                                                                        11th     Six-                       Monthly
                                         One-   Six-  Twelve 12-Month  District  Month  1-Year    3-Year    Federal
                                         Month Month   Month  Moving   Cost of    CD    Treasury  Treasury  Cost of    Other
                                         Libor  Libor  Libor  Average   Funds    Rate    Index     Index     Funds   Indexes((1))
                                        ------ ------ ------ -------- --------- ------ --------- --------- -------- -------------
Weighted Average Term to Next Adjustment 1 mo. 35 mo. 36 mo.    1 mo.     1 mo.  3 mo.    13 mo.    17 mo.    1 mo.        24 mo.
Weighted Average Annual
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

     Trading Securities and Trading Securities Sold, Not Yet Purchased

     Trading securities and trading securities sold, not yet purchased, are included in the balance sheet as a result of consolidating the financial statements of an affiliated investment fund. The resulting realized and unrealized gains and losses are reflected in the statements of operations. The fair value of the trading securities was $11.0 million and the trading securities sold, not yet purchased, was $26.8 million at September 30, 2007. The fair value of the trading securities was $18.4 million and the trading securities sold, not yet purchased, was $41.9 million at December 31, 2006.

     Borrowings

     To date, our debt has consisted entirely of borrowings collateralized by a pledge of our investment securities. These borrowings appear on our balance sheet as repurchase agreements. At September 30, 2007, we had established uncommitted borrowing facilities in this market with 30 lenders in amounts which we believe are in excess of our needs. All of our Investment Securities are currently accepted as collateral for these borrowings. However, we limit our borrowings, and thus our potential asset growth, in order to maintain unused borrowing capacity and thus increase the liquidity and strength of our balance sheet.

     For the quarter ended September 30, 2007, the term to maturity of our borrowings ranged from one day to three years. Additionally, we have entered into structured borrowings giving the counterparty the right to call the balance prior to maturity. The weighted average original term to maturity of our borrowings was 296 days at September 30, 2007. For the quarter ended September 30, 2006, the term to maturity of our borrowings ranged from one day to three years, with a weighted average original term to maturity of 108 days at September 30, 2006. At September 30, 2007, the weighted average cost of funds for all of our borrowings, after giving effect to interest rate swaps, was 4.99%, and the weighted average term to next rate adjustment was 250 days. At September 30, 2006, the weighted average cost of funds for all of our borrowings, after giving effect to interest rate swaps, was 5.12%, and the weighted average term to next rate adjustment was 35 days.

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

     Borrowings under our repurchase agreements increased by $15.2 billion to $40.1 billion at September 30, 2007, from $24.9 billion at September 30, 2006. The increase in borrowings was the result of our deployment of additional capital raised during the first and third quarters of 2007, which permitted us to increase our borrowings.

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

     Under our repurchase agreements, we may be required to pledge additional assets to our repurchase agreement counterparties (i.e., lenders) in the event the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral (a "margin call"), which may take the form of additional securities or cash. Similarly, if the estimated fair value of investment securities increase due to changes in market interest rates of market factors, lenders may release collateral back to us. Specifically, margin calls result from a decline in the value of the our Mortgage-Backed Securities securing our repurchase agreements, prepayments on the mortgages securing such Mortgage-Backed Securities and to changes in the estimated fair value of such Mortgage-Backed Securities generally due to principal reduction of such Mortgage-Backed Securities from scheduled amortization and resulting from changes in market interest rates and other market factors. Through September 30, 2007, we did not have any margin calls on our repurchase agreements that we were not able to satisfy with either cash or additional pledged collateral. However, should prepayment speeds on the mortgages underlying our Mortgage-Backed Securities and/or market interest rates suddenly increase, margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.

     The following table summarizes the effect on our liquidity and cash flows from contractual obligations for repurchase agreements, interest expense on repurchase agreements, the non-cancelable office lease and employment agreements at September 30, 2007.

                          Within One      One to     Three to    More than
Contractual Obligations       Year     Three Years  Five Years   Five Years      Total
                                              (dollars in thousands)
-------------------------------------- ------------ ----------- ------------ -------------
Repurchase agreements     $ 35,140,113  $ 1,700,000  $1,700,000  $ 1,600,000  $ 40,140,113
Interest expense on
 repurchase agreements         313,505      375,720     238,626      297,964     1,225,815
Long-term operating lease
 obligations                       532          665           -            -         1,197
Employment agreements           30,658        1,626           -            -        32,284
                         ------------- ------------ ----------- ------------ -------------
Total                     $ 35,484,808  $ 2,078,011  $1,938,626  $ 1,897,964  $ 41,399,409
                         ============= ============ =========== ============ =============

     Stockholders' Equity

     During the quarter ended September 30, 2007, we declared dividends to common shareholders totaling $85.9 million, or $0.26 per share, which were paid on October 29, 2007. During the quarter ended September 30, 2007, we declared and paid dividends to Series A preferred shareholders totaling $3.6 million, or $0.492188 per share, and Series B preferred shareholders totaling $1.7 million, or $0.375 per share. During the quarter ended September 30, 2006, we declared and paid dividends to common shareholders totaling $28.7 million, or $0.14 per share, which were paid October 27, 2006. During the quarter ended September 30, 2006, we declared and paid dividends to Series A preferred shareholders totaling $3.6 million, or $0.492188 per share, and Series B preferred shareholders totaling $1.7 million, or $0.375 per share which were paid September 30, 2006.

     On July 12, 2007 we entered into an underwriting agreement pursuant to which it sold 54,050,000 shares of its common stock for proceeds of $720.8 million net of underwriting fees. This transaction settled on July 18, 2007.

     On March 7, 2007, we entered into an underwriting agreement pursuant to which we sold 57,500,000 shares of our common stock for net proceeds following underwriting expenses of approximately $737.4 million. This transaction settled on March 13, 2007.

     On August 3, 2006, we entered into an ATM Equity Offering(sm) Sales Agreement with Merrill Lynch & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, relating to the sale of shares of our common stock from time to time through Merrill Lynch. Sales of the shares, if any, will be made by means of ordinary brokers' transaction on the New York Stock Exchange. During the quarter and nine months ended September 30, 2007, 994,800 and 4,524,100 shares of our common stock were issued pursuant to this program, totaling $15.0 million and $66.2 million in net proceeds, respectively.

     On August 3, 2006, we entered into an ATM Equity Sales Agreement with UBS Securities LLC, relating to the sale of shares of our common stock from time to time through UBS Securities. Sales of the shares, if any, will be made by means of ordinary brokers' transaction on the New York Stock Exchange. During nine months ended September 30, 2007, 1,051,900 shares of our common stock were issued pursuant to this program, totaling $14.7 million in net proceeds. During the quarter ended September 30, 2007, we did not issue common stock pursuant to this program.

     During the quarter ended and nine months ended September 30, 2007, we raised $87.0 million and $116.5 million by issuing 6,077,055 and 7,988,374 shares, respectively, through the Direct Purchase and Dividend Reinvestment Program and there were no such transactions during the quarter and nine months ended September 30, 2006.

     During the quarter ended September 30, 2007, 2,000 options were exercised under the Long-Term Stock Incentive Plan, or Incentive Plan, for an aggregate exercise price of $23,000 and there were no options exercised during the quarter ended September 30, 2006. During the nine months ended September 30, 2007 and September 30, 2006, 49,238 options were exercised for an aggregate exercise price of $504,000, and 22,160 shares for an aggregate exercise price of $205,000, respectively.

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

                           Unrealized Gains and Losses
                           ---------------------------
                             (dollars in thousands)

                             At September 30, At June 30,   At March 31, At December 31, At September 30, At June 30,
                                   2007            2007         2007           2006            2006           2006
                             ---------------- ------------- ------------ --------------- ---------------- ------------
Unrealized gain                      $68,014      $102,641     $138,211        $112,596         $100,229     $110,755
Unrealized loss                     (453,974)     (570,281)    (198,251)       (188,708)        (220,202)    (495,667)
                             ---------------- ------------- ------------ --------------- ---------------- ------------
Net Unrealized (loss) gain         ($385,960)    ($467,640)    ($60,040)       ($76,112)       ($119,973)   ($384,912)
                             ================ ============= ============ =============== ================ ============

Net unrealized losses as
percentage of investment
securities principal amount           (0.86%)       (1.20%)      (0.15%)         (0.25%)          (0.42%)      (1.62%)
Net unrealized losses as
percentage of investment
securities amortized cost             (0.86%)       (1.19%)      (0.15%)         (0.25%)          (0.42%)      (1.61%)


     Unrealized changes in the estimated net market value of investment securities have one direct effect on our potential earnings and dividends: positive mark-to-market changes increase our equity base and allow us to increase our borrowing capacity while negative changes tend to limit borrowing capacity under our capital investment policy. A very large negative change in the net market value of our investment securities might impair our liquidity position, requiring us to sell assets with the likely result of realized losses upon sale. The net unrealized loss on available for sale securities and interest rate swaps was $386.0 million, or 0.86% of the amortized cost of our investment securities as of September 30, 2007, and $76.1 million, or 0.25% of the amortized cost of our investment securities as of December 31, 2006.

     Leverage

     Our debt-to-equity ratio at September 30, 2007 and December 31, 2006 was 9.9:1 and 10.4:1 respectively. We generally expect to maintain a ratio of debt-to-equity of between 8:1 and 12:1, although the ratio may vary from this range from time to time based upon various factors, including our management's opinion of the level of risk of our assets and liabilities, our liquidity position, our level of unused borrowing capacity and over-collateralization levels required by lenders when we pledge assets to secure borrowings.

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

     We seek to manage the extent to which our net income changes as a function of changes in interest rates by matching adjustable-rate assets with variable-rate borrowings. In addition, we have attempted to mitigate the potential impact on net income of periodic and lifetime coupon adjustment restrictions in our portfolio of investment securities by entering into interest rate swaps. At September 30, 2007, we entered into swap agreements with a total notional amount of $14.7 billion, pursuant to which we agreed to pay a weighted average pay rate of 5.15% and receive a floating rate based on one month LIBOR. At September 30, 2006, we entered into swap agreements with a total notional amount of $9.2 billion, pursuant to which we agreed to pay a weighted average pay rate of 5.19% and receive a floating rate based on one month LIBOR. We may enter into similar derivative transactions in the future by entering into interest rate collars, caps or floors or purchasing interest only securities.

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

     Capital Resources

     At September 30, 2007, we had no material commitments for capital expenditures.

     Inflation

     Virtually all of our assets and liabilities are financial in nature. As a result, interest rates and other factors drive our performance far more than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. Our financial statements are prepared in accordance with GAAP and our dividends are based upon our net income as calculated for tax purposes; in each case, our activities and balance sheet are measured with reference to historical cost or fair market value without considering inflation.

     Other Matters

     We calculate that at least 75% of our assets were qualified REIT assets, as defined in the Code for the quarters ended September 30, 2007 and 2006. We also calculate that our revenue qualifies for the 75% source of income test and for the 95% source of income test rules for the quarters ended September 30, 2007 and 2006. Consequently, we met the REIT income and asset test. We also met all REIT requirements regarding the ownership of our common stock and the distribution of our net income. Therefore, as of September 30, 2007 and December 31, 2006, we believe that we qualified as a REIT under the Code.

     We at all times intend to conduct our business so as not to become regulated as an investment company under the Investment Company Act of 1940, or the Investment Company Act. If we were to become regulated as an investment company, then our use of leverage would be substantially reduced. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" (qualifying interests). Under current interpretation of the staff of the SEC, in order to qualify for this exemption, we must maintain at least 55% of our assets directly in qualifying interests and at least 80% of our assets in qualifying interests plus other real estate related assets. In addition, unless certain mortgage securities represent all the certificates issued with respect to an underlying pool of mortgages, the Mortgage-Backed Securities may be treated as securities separate from the underlying mortgage loans and, thus, may not be considered qualifying interests for purposes of the 55% requirement. We calculate that as of September 30, 2007 and December 31, 2006 we were in compliance with this requirement.

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

     Our profitability and the value of our portfolio (including interest rate swaps) may be adversely affected during any period as a result of changing interest rates. The following table quantifies the potential changes in net interest income, portfolio value should interest rates go up or down 25, 50, and 75 basis points, assuming the yield curves of the rate shocks will be parallel to each other and the current yield curve. All changes in income and value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at September 30, 2007 and various estimates regarding prepayment and all activities are made at each level of rate shock. Actual results could differ significantly from these estimates.

                               Projected Percentage      Projected Percentage
  Change in Interest Rate           Change in                  Change in
                               Net Interest Income          Portfolio Value
--------------------------------------------------------------------------------

-75 Basis Points                      35.66%                     1.60%
-50 Basis Points                      25.86%                     1.34%
-25 Basis Points                      19.49%                     0.98%
Base Interest Rate                      -                          -
+25 Basis Points                      4.46%                     (0.08%)
+50 Basis Points                     (3.13%)                    (0.77%)
+75 Basis Points                     (10.73%)                   (1.57%)

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

     The following table sets forth the estimated maturity or repricing of our interest-earning assets and interest-bearing liabilities at September 30, 2007. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except adjustable-rate loans, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature and does include the effect of the interest rate swaps. The interest rate sensitivity of our assets and liabilities in the table could vary substantially if based on actual prepayment experience.

                                                             More than 1
                                Within 3                      Year to 3    3 Years and
                                  Months      4-12 Months        Years         Over         Total
                                                      (dollars in thousands)
                              -------------- -------------- -------------- ------------ -------------
Rate Sensitive Assets:
  Investment Securities
   (Principal)                    $4,138,639     $1,178,746     $2,589,175  $36,998,260   $44,904,820

Rate Sensitive Liabilities:
  Repurchase Agreements,
    with the effect of swaps      20,576,613      1,685,150      8,831,400    9,046,950    40,140,113
                              -------------- -------------- -------------- ------------ -------------

Interest rate sensitivity gap  ($16,437,974)     ($506,404)   ($6,242,225)  $27,951,310    $4,764,707
                              ============== ============== ============== ============ =============

Cumulative interest rate
 sensitivity gap               ($16,437,974)  ($16,944,378)  ($23,186,603)   $4,764,707
                              ============== ============== ============== ============

Cumulative interest rate
 sensitivity gap as a
 percentage of total rate-
 sensitive assets                      (37%)          (38%)          (52%)          11%
                              ============== ============== ============== ============

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

                              ANNALY CAPITAL MANAGEMENT, INC.

Dated: November 6, 2007       By: /s/ Michael A.J. Farrell
                                  ----------------------------------------------
                                  Michael A.J. Farrell
                                  (Chairman of the Board, Chief Executive
                                  Officer, President and authorized
                                  officer of registrant)

Dated: November 6, 2007       By: /s/ Kathryn F. Fagan
                                  ----------------------------------------------
                                  Kathryn F. Fagan
                                  (Chief Financial Officer and Treasurer and
                                  principal financial and chief accounting
                                  officer)