Form 10-K
period 2007-12-31
ANNALY CAPITAL MANAGEMENT INC
filed 2008-02-26
CIK 1043219

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

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2007

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

Large accelerated filer   X     Accelerated filer       Non-accelerated filer
                         ---                      ---                        ---

Indicate by check mark whether the Registrant is a shell company (as defined in
Rule 12b-2 of the Act). Yes    No X
                           ---   ---

At June 30, 2007, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $3,844,910,385.

The number of shares of the Registrant's Common Stock outstanding on February 25, 2008 was 460,617,126.

                       Documents Incorporated by Reference


The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2007. Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

                         ANNALY CAPITAL MANAGEMENT, INC.
                          2007 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS

                                     PART I
                                                                                        PAGE

ITEM 1.         BUSINESS                                                                    1

ITEM 1A.        RISK FACTORS                                                               17

ITEM 1B.        UNRESOLVED STAFF COMMENTS                                                  26

ITEM 2.         PROPERTIES                                                                 26

ITEM 3.         LEGAL PROCEEDINGS                                                          26

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                        26

                                     PART II

ITEM 5.         MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
                STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES              27

ITEM 6.         SELECTED FINANCIAL DATA                                                    29

ITEM 7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS                                                      31

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                 49

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                51

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                FINANCIAL DISCLOSURE                                                       51

ITEM 9A.        CONTROLS AND PROCEDURES                                                    51

ITEM 9B.        OTHER INFORMATION                                                          52

                                    PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE                     52

ITEM 11.        EXECUTIVE COMPENSATION                                                     52

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
                RELATED STOCKHOLDER MATTERS                                                52

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
                INDEPENDENCE                                                               52

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES                                     52

                                     PART IV

ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES                                 53

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

     We acquired Fixed Income Discount Advisory Company (or FIDAC) on June 4, 2004. FIDAC is a registered investment advisor and is our taxable REIT subsidiary. FIDAC manages a number of investment vehicles and separate accounts for which it earns fee income.

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

     At December 31, 2007, approximately 21% of our investment securities were adjustable-rate pass-though certificates, approximately 71% of our investment securities were fixed-rate pass-through certificates or CMOs, and approximately 8% of our investment securities were CMO floaters. Our adjustable-rate pass-through certificates are backed by adjustable-rate mortgage loans and have coupon rates which adjust over time, subject to interest rate caps and lag periods, in conjunction with changes in short-term interest rates. Our fixed-rate pass-through certificates are backed by fixed-rate mortgage loans and have coupon rates which do not adjust over time. CMO floaters are tranches of mortgage-backed securities where the interest rate adjusts in conjunction with changes in short-term interest rates. CMO floaters may be backed by fixed-rate mortgage loans or, less often, by adjustable-rate mortgage loans. In this Form 10-K, except where the context indicates otherwise, we use the term "adjustable-rate securities" or "adjustable-rate investment securities" to refer to adjustable-rate pass-through certificates, CMO floaters, and Agency debentures. At December 31, 2007, the weighted average yield on our portfolio of earning assets was 5.75% and the weighted average term to next rate adjustment on adjustable rate securities was 39 months.

     We may also invest in Federal Home Loan Bank ("FHLB"), FHLMC, and FNMA debentures. We refer to the mortgage-backed securities and agency debentures collectively as "Investment Securities." We intend to continue to invest in adjustable-rate pass-through certificates, fixed-rate mortgage-backed securities, CMO floaters, and Agency debentures. We may also invest on a limited basis in mortgage derivative securities such as interest rate swaps, and other derivative securities which include securities representing the right to receive interest only or a disproportionately large amount of interest as well as inverse floaters, which may have imbedded leverage as part of their structural characteristics. We have not and will not invest in real estate mortgage investment conduit ("REMIC") residuals and other CMO residuals.

     Borrowings

     We attempt to structure our borrowings to have interest rate adjustment indices and interest rate adjustment periods that, on an aggregate basis, correspond generally to the interest rate adjustment indices and periods of our adjustable-rate investment securities. However, periodic rate adjustments on our borrowings are generally more frequent than rate adjustments on our investment securities. At December 31, 2007, the weighted average cost of funds for all of our borrowings was 4.76%, with the effect of swaps, the weighted average original term to maturity was 286 days, and the weighted average term to next rate adjustment of these borrowings was 234 days.

     We generally expect to maintain a ratio of debt-to-equity of between 8:1 and 12:1, although the ratio may vary from time to time depending upon market conditions and other factors that our management deems relevant. For purposes of calculating this ratio, our equity is equal to the value of our investment portfolio on a mark-to-market basis, less the book value of our obligations under repurchase agreements and other collateralized borrowings. At December 31, 2007, our ratio of debt-to-equity was 8.7:1.

     Hedging

     To the extent consistent with our election to qualify as a REIT, we enter into hedging transactions to attempt to protect our investment securities and related borrowings against the effects of major interest rate changes. This hedging would be used to mitigate declines in the market value of our investment securities during periods of increasing or decreasing interest rates and to limit or cap the interest rates on our borrowings. These transactions would be entered into solely for the purpose of hedging interest rate or prepayment risk and not for speculative purposes. In connection with the Company's interest rate risk management strategy, the Company hedges a portion of its interest rate risk by entering into derivative financial instrument contracts. As of December 31, 2007, we had $16.2 billion in interest rate swaps, which in effect modify the cash flows on repurchase agreements.

     Compliance with REIT and Investment Company Requirements

     We constantly monitor our investment securities and the income from these securities and, to the extent we enter into hedging transactions, we monitor income from our hedging transactions as well, so as to ensure at all times that we maintain our qualification as a REIT and our exemption from registration under the Investment Company Act of 1940, as amended.

     Executive Officers of the Company

     The following table sets forth certain information as of February 25, 2008 concerning our executive officers:

        Name                       Age          Position held with the Company

Michael A.J. Farrell               56        Chairman of the Board, Chief Executive Officer and President

Wellington J. Denahan-Norris       44        Vice Chairman of the Board, Chief Investment Officer and Chief
                                             Operating Officer

Kathryn F. Fagan                   41        Chief Financial Officer and Treasurer

R. Nicholas Singh                  48        Executive Vice President, General Counsel, Secretary and Chief
                                             Compliance Officer

James P. Fortescue                 34        Executive Vice President and Head of Liabilities

Kristopher Konrad                  33        Executive Vice President and  Co-Head Portfolio Management

Rose-Marie Lyght                   34        Executive Vice-President and  Co-Head Portfolio Management

Jeremy Diamond                     44        Managing Director

Ronald Kazel                       40        Managing Director

     Mr. Farrell and Ms. Denahan-Norris have an average of 25 years experience in the investment banking and investment management industries where, in various capacities, they have each managed portfolios of mortgage-backed securities, arranged collateralized borrowings and utilized hedging techniques to mitigate interest rate and other risk within fixed-income portfolios. Ms. Fagan is a certified public accountant and, prior to becoming our Chief Financial Officer and Treasurer, served as Chief Financial Officer and Controller of a publicly owned savings and loan association. Mr. Singh joined Annaly in February 2005. Prior to that, he was a partner in the law firm of McKee Nelson LLP, and prior to that, a partner in Sidley Austin Brown & Wood LLP. Mr. Fortescue joined Annaly in 1997. Mr. Konrad joined Annaly in 1997. Ms. Lyght joined Annaly in April 1999. Mr. Diamond joined Annaly in March 2002. Mr. Kazel joined Annaly in December 2001. We had 39 full-time employees at December 31, 2007.

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

     o striving to lower our effective borrowing costs by seeking direct funding with collateralized lenders, rather than using financial intermediaries, and investigating the possibility of using commercial paper and medium term note programs;

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

     At December 31, 2007, our mortgage-backed securities consisted of pass-through certificates and collateralized mortgage obligations issued or guaranteed by FHLMC, FNMA or GNMA. We have not, and will not, invest in REMIC residuals and other CMO residuals.

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

     Mortgage Loans

     As of December 31, 2007, we have not invested directly in mortgage loans, but we may from time-to-time invest a small percentage of our assets directly in single-family, multi-family or commercial mortgage loans. We expect that the majority of these mortgage loans would be ARM pass-through certificates. The interest rate on an ARM pass-through certificate is typically tied to an index (such as LIBOR or the interest rate on Treasury bills), and is adjustable periodically at specified intervals. These mortgage loans are typically subject to lifetime interest rate caps and periodic interest rate or payment caps. The acquisition of mortgage loans generally involves credit risk. We may obtain credit enhancement to mitigate this risk; however, there can be no assurances that we will able to obtain credit enhancement or that credit enhancement would mitigate the credit risk of the underlying mortgage loans.

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

     Our goal is to strike a balance between the under-utilization of leverage, which reduces potential returns to stockholders, and the over-utilization of leverage, which could reduce our ability to meet our obligations during adverse market conditions. Our capital investment policy limits our ability to acquire additional assets during times when our debt-to-equity ratio exceeds 12:1. At December 31, 2007, our ratio of debt-to-equity was 8.7:1. Our capital base represents the approximate liquidation value of our investments and approximates the market value of assets that we can pledge or sell to meet over-collateralization requirements for our borrowings. The unpledged portion of our capital base is available for us to pledge or sell as necessary to maintain over-collateralization levels for our borrowings.

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

     The first component of our capital requirements is the current aggregate over-collateralization amount or "haircut" the lenders require us to hold as capital. The haircut for each mortgage-backed security is determined by our lenders based on the risk characteristics and liquidity of the asset. Haircut levels on individual borrowings generally range from 3% or less for certain FHLMC, FNMA or GNMA mortgage-backed securities to 20% or more for certain privately-issued mortgage-backed securities. At December 31, 2007, the weighted average haircut level on our securities was 3.0%. Should the market value of our pledged assets decline, we will be required to deliver additional collateral to our lenders to maintain a constant over-collateralization level on our borrowings.

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

     We seek to build a balance sheet and undertake an interest rate risk management program which is likely to generate positive earnings and maintain an equity liquidation value sufficient to maintain operations given a variety of potentially adverse circumstances. Accordingly, our interest rate risk management program addresses both income preservation, as discussed above, and capital preservation concerns. For capital preservation, we monitor our "duration." This is the expected percentage change in market value of our assets that would be caused by a 1% change in short and long-term interest rates. To monitor weighted average duration and the related risks of fluctuations in the liquidation value of our equity, we model the impact of various economic scenarios on the market value of our mortgage-backed securities and liabilities. At December 31, 2007, we estimate that the duration of our assets was 2.54 years and giving effect to the swap transactions, our weighted average duration was
1.39 years. We believe that our interest rate risk management program will allow us to maintain operations throughout a wide variety of potentially adverse circumstances. Nevertheless, in order to further preserve our capital base (and lower our duration) during periods when we believe a trend of rapidly rising interest rates has been established, we may decide to increase hedging activities or to sell assets. Each of these actions may lower our earnings and dividends in the short term to further our objective of maintaining attractive levels of earnings and dividends over the long term.

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

Potential Acquisitions, Strategic Alliances and Other Investments

     From time-to-time we have explored possible transactions to enhance our operations and assist FIDAC's growth, including entering into new businesses, acquisitions of other businesses or assets, investments in other entities, joint venture arrangements, or strategic alliances. During 2007, we acquired approximately 3.6 million shares of common stock of Chimera Investment Corporation, or Chimera, for approximately $54.3 million in connection with Chimera's initial public offering on November 21, 2007. Chimera is a newly-formed, publicly traded, specialty finance company that invests in residential mortgage loans, residential mortgage-backed securities, real estate related securities and various other asset classes. Chimera is externally managed by FIDAC and intends to elect and qualify to be taxed as a REIT for federal income tax purposes. We also own a majority interest in an investment fund.

     We may, from time-to-time, continue to explore possible new businesses, acquisitions, investments, joint venture arrangements and strategic alliances which may enhance our operations and assist FIDAC's growth.

Dividend Reinvestment and Share Purchase Plan

     We have adopted a dividend reinvestment and share purchase plan. Under the dividend reinvestment feature of the plan, existing shareholders can reinvest their dividends in additional shares of our common stock. Under the share purchase feature of the plan, new and existing shareholders can purchase shares of our common stock. We have an effective shelf registration statement on Form S-3 which registered 50,000,000 shares that could be issued under the plan. We still sell shares covered by this registration statement under the plan.

At the Market Sales Programs

     We have entered into an ATM Equity Offeringsm Sales Agreement with Merrill Lynch & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (or Merrill Lynch), relating to the sale of shares of our common stock from time to time through Merrill Lynch. We have also entered into a ATM Equity Sales Agreement with UBS Securities LLC (or UBS Securities), relating to the sale of shares of our common stock from time to time through UBS Securities. Under these agreements, sales of the shares, if any, will be made by means of ordinary brokers' transaction of the New York Stock Exchange at market prices.

Legal Proceedings

     From time-to-time, we are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial statements.

Employees

     As of December 31, 2007, we had 39 full time employees. None of our employees are subject to any collective bargaining agreements. We believe we have good relations with our employees.

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

     These indices generally reflect short-term interest rates. On December 31, 2007, approximately 29% of our investment securities were adjustable-rate securities.

     The interest rates on our borrowings similarly vary with changes in an objective index. Nevertheless, the interest rates on our borrowings generally adjust more frequently than the interest rates on our adjustable-rate investment securities. For example, on December 31, 2007, our adjustable-rate investment securities had a weighted average term to next rate adjustment of 39 months, while our borrowings had a weighted average term to next rate adjustment of 234 days. Accordingly, in a period of rising interest rates, we could experience a decrease in net income or a net loss because the interest rates on our borrowings adjust faster than the interest rates on our adjustable-rate investment securities.

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

o Because we acquire fixed-rate securities, an increase in interest rates may adversely affect our profitability

     In a period of rising interest rates, our interest payments could increase while the interest we earn on our fixed-rate mortgage-backed securities would not change. This would adversely affect our profitability. On December 31, 2007, approximately 71% of our investment securities were fixed-rate securities.

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

     We also can acquire mortgage-backed securities that are less affected by prepayments. For example, we can acquire CMOs, a type of mortgage-backed security. CMOs divide a pool of mortgage loans into multiple tranches that allow for shifting of prepayment risks from slower-paying tranches to faster-paying tranches. This is in contrast to pass-through or pay-through mortgage-backed securities, where all investors share equally in all payments, including all prepayments. As discussed below, the Investment Company Act of 1940 imposes restrictions on our purchase of CMOs. As of December 31, 2007, approximately 35% of our mortgage-backed securities were CMOs and approximately 65% of our mortgage-backed securities were pass-through or pay-through securities.

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

Failure to procure funding on favorable terms, or at all, would adversely affect our results and may, in turn, negatively affect the market price of shares of our common stock.

     The current situation in the sub-prime mortgage sector, and the current weakness in the broader mortgage market, could adversely affect one or more of our lenders and could cause one or more of our lenders to be unwilling or unable to provide us with additional financing. This could potentially increase our financing costs and reduce liquidity. If one or more major market participants fails, it could negatively impact the marketability of all fixed income securities, including agency mortgage-backed securities, and this could negatively impact the value of the securities in our portfolio, thus reducing our net book value. Furthermore, if many of our lenders are unwilling or unable to provide us with additional financing, we could be forced to sell our assets at an inopportune time when prices are depressed.


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

o Our hedging strategies may not be successful in mitigating the risks associated with interest rates

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

Risks of Ownership of Our Common Stock

o Issuances of large amounts of our stock could cause the market price of our common stock to decline

     As of February 25, 2008, 460,617,126 shares of our common stock were outstanding. If we issue a significant number of shares of common stock or securities convertible into common stock in a short period of time, there could be a dilution of the existing common stock and a decrease in the market price of the common stock.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

     We did not submit any matters to a vote of our stockholders during the fourth quarter of 2007.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
------------------------------------------------------------------------------
ISSUER PURCHASES OF EQUITY SECURITIES
-------------------------------------

     Our common stock began trading publicly on October 8, 1997 and is traded on the New York Stock Exchange under the trading symbol "NLY". As of February 25, 2008, we had 460,617,126 shares of common stock issued and outstanding which were held by approximately 273,000 holders.

     The following table sets forth, for the periods indicated, the high, low, and closing sales prices per share of our common stock as reported on the New York Stock Exchange composite tape and the cash dividends declared per share of our common stock.

                                                             Stock Prices

                                                 High             Low               Close

First Quarter ended March 31, 2007               $15.48           $13.54            $15.48
Second Quarter ended June 30, 2007               $16.20           $13.83            $14.42
Third Quarter ended September 30, 2007           $16.42           $13.03            $15.93
Fourth Quarter ended December 31, 2007           $18.18           $15.25            $18.18

                                                 High             Low               Close

First Quarter ended March 31, 2006               $12.82           $11.34            $12.14
Second Quarter ended June 30, 2006               $14.04           $11.57            $12.81
Third Quarter ended September 30, 2006           $13.25           $12.17            $13.14
Fourth Quarter ended December 31, 2006           $14.42           $13.01            $13.91

                                                        Common Dividends
                                                        Declared Per Share

First Quarter ended March 31, 2007                                $0.20
Second Quarter ended June 30, 2007                                $0.24
Third Quarter ended September 30, 2007                            $0.26
Fourth Quarter ended December 31, 2007                            $0.34

First Quarter ended March 31, 2006                                $0.11
Second Quarter ended June 30, 2006                                $0.13
Third Quarter ended September 30, 2006                            $0.14
Fourth Quarter ended December 31, 2006                            $0.19

     We intend to pay quarterly dividends and to distribute to our stockholders all or substantially all of our taxable income in each year (subject to certain adjustments). This will enable us to qualify for the tax benefits accorded to a REIT under the Code. We have not established a minimum dividend payment level and our ability to pay dividends may be adversely affected for the reasons described under the caption "Risk Factors." All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our REIT status and such other factors as our board of directors may deem relevant from time to time. No dividends can be paid on our common stock unless we have paid full cumulative dividends on our preferred stock. From the date of issuance of our preferred stock through December 31, 2007, we have paid full cumulative dividends on our preferred stock.

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

     The following table provides information as of December 31, 2007 concerning shares of our common stock authorized for issuance under our existing Incentive Plan.

                                                                                             Number of securities
                                Number of securities to be    Weighted-average exercise     remaining available for
                                  issued upon exercise of       price of outstanding         future issuance under
        Plan Category              outstanding options,         options, warrants and      Incentive Plan (excluding
                                    warrants and rights                rights                 previously issued)
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation plans
approved by security holders             3,437,267                     $15.23                    4,724,490(1)

Equity compensation plans not
approved by security holders                 -                            -                            -
                                ---------------------------- ---------------------------- ----------------------------
Total                                    3,437,267                     $15.23                      4,724,490
                                ============================ ============================ ============================

(1) The Incentive Plan authorizes the granting of options or other awards for an aggregate of the greater of 500,000 or 9.5% of the outstanding shares on a fully diluted basis of our common stock up to a ceiling of 8,932,921 shares.

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

     The following selected financial data are derived from our audited financial statements for the years ended December 31, 2007, 2006, 2005, 2004, and 2003. The selected financial data should be read in conjunction with the more detailed information contained in the Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

                             SELECTED FINANCIAL DATA
                (dollars in thousands, except for per share data)

                                              For the Year   For the Year   For the Year   For the Year   For the Year
                                                  Ended          Ended          Ended          Ended          Ended
                                              December 31,   December 31,   December 31,   December 31,   December 31,
                                                   2007           2006          2005           2004           2003
                                             ---------------------------------------------------------------------------
Statement of Operations Data
  Interest income                            $    2,355,447   $  1,221,882   $    705,046   $     532,328  $     337,433
  Interest expense                                1,926,465      1,055,013        568,560         270,116        182,004
                                             ---------------------------------------------------------------------------
    Net interest income                             428,982        166,869        136,486         262,212        155,429
                                             ---------------------------------------------------------------------------
Other income (loss):
  Investment advisory and service fees               22,028         22,351         35,625          12,512              -
  Gain (loss) on sale of investment
   securities                                        19,062         (3,862)       (53,238)          5,215         40,907
  Gain on termination of interest rate swaps          2,096         10,674              -               -              -
  Income from trading securities                     19,147          3,994              -               -              -
  Dividend income from available-for-sale
   equity
securities                                               91              -              -               -              -
  Loss on other-than-temporarily impaired
   securities                                        (1,189)       (52,348)       (83,098)              -              -
                                             ---------------------------------------------------------------------------
    Total other income (loss)                        61,235        (19,191)      (100,711)         17,727         40,907
                                             ---------------------------------------------------------------------------
Expenses:
  Distribution fees                                   3,647          3,444          8,000           2,860              -
  General and administrative expenses                62,666         40,063         26,278          24,029         16,233
                                             ---------------------------------------------------------------------------
   Total Expenses                                    66,313         43,507         34,278          26,889         16,233
                                             ---------------------------------------------------------------------------
  Impairment of intangible for customer
   relationships                                          -          2,493              -               -              -
                                             ---------------------------------------------------------------------------
Income before income taxes                          423,904        101,678          1,497         253,050        180,103
Income taxes                                          8,870          7,538         10,744           4,458              -
                                             ---------------------------------------------------------------------------
Income (loss) before minority interest              415,034         94,140         (9,247)        248,592        180,103
Minority interest                                       650            324              -               -              -
                                             ---------------------------------------------------------------------------
Net income (loss)                                   414,384         93,816         (9,247)        248,592        180,103
Dividends on preferred stock                         21,493         19,557         14,593           7,745              -
                                             ---------------------------------------------------------------------------
Net income available (loss related) to common
 shareholders                                $      392,891   $     74,259   $    (23,840)  $     240,847        180,103
                                             ===========================================================================

Basic net (loss) income per average common
 share                                       $         1.32   $       0.44   $      (0.19)  $        2.04  $        1.95
Diluted net (loss) income per average common
 share                                       $         1.31   $       0.44   $      (0.19)  $        2.03  $        1.94
Dividends declared per common share          $         1.04   $       0.57   $       1.04   $        1.98  $        1.95
Dividends declared per preferred Series A
 share                                       $         1.97   $       1.97   $       1.97   $        1.45              -
Dividends declared per preferred Series B
 share                                       $         1.50   $       1.08              -               -              -


Balance Sheet Data                            December 31,   December 31,   December 31,   December 31,   December 31,
                                                   2007           2006           2005          2004           2003
                                             ---------------------------------------------------------------------------
  Mortgage-Backed Securities, at fair value  $   52,879,528   $ 30,167,509   $ 15,929,864   $   19,038,386 $   11,956,512
  Agency Debentures, at fair value                  253,915         49,500              -         390,509        978,167
  Total assets                                   53,903,514     30,715,980     16,063,422      19,560,299     12,990,286
  Repurchase agreements                          46,046,560     27,514,020     13,576,301      16,707,879     11,012,903
  Total liabilities                              48,585,536     28,056,149     14,559,399      17,859,829     11,841,066
  Stockholders' equity                            5,204,938      2,543,041      1,504,023       1,700,470      1,149,220
  Number of common shares outstanding           401,822,703    205,345,591    123,684,931     121,263,000     96,074,096

                                              For the Year   For the Year   For the Year   For the Year   For the Year
                                                  Ended          Ended          Ended          Ended          Ended
Other Data                                    December 31,   December 31,   December 31,   December 31,   December 31,
                                                   2007           2006          2005           2004           2003
                                             ---------------------------------------------------------------------------
  Average total assets                       $   41,834,831   $ 23,130,057   $18,724,075    $ 17,293,174   $ 12,975,039
  Average investment securities                  40,800,148     23,029,195    18,543,749      16,399,184     12,007,333
  Average borrowings                             37,967,215     21,399,130    17,408,828      15,483,118     11,549,368
  Average equity                                  3,710,821      2,006,206     1,614,743       1,550,076      1,122,633
  Yield on average interest earning assets             5.77%          5.31%         3.80%           3.25%          2.81%
  Cost of funds on average interest
    bearing liabilities                                5.07%          4.93%         3.27%           1.74%          1.58%
  Interest rate spread                                 0.70%          0.38%         0.53%           1.51%          1.23%

Financial Ratios
  Net interest margin (net interest
    income/average total assets)                       1.03%          0.72%         0.73%           1.52%          1.20%
  G&A expense as a percentage of average
    total assets                                       0.15%          0.17%         0.14%           0.14%          0.13%
  G&A expense as a percentage of average
    equity                                             1.69%          2.00%         1.63%           1.55%          1.45%
  Return on average total assets                       0.99%          0.41%        (0.05%)          1.44%          1.39%
  Return on average equity                            11.17%          4.68%        (0.57%)         16.04%         16.04%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

Overview

     We are a REIT that owns and manages a portfolio of mortgage-backed securities. Our principal business objective is to generate net income for distribution to our stockholders from the spread between the interest income on our investment securities and the costs of borrowing to finance our acquisition of investment securities and from dividends we receive from FIDAC. FIDAC is our wholly-owned taxable REIT subsidiary, and is a registered investment advisor that generates advisory and service fee income. We acquired approximately 3.6 million shares of common stock of Chimera Investment Corporation, or Chimera, for approximately $54.3 million in connection with Chimera's initial public offering on November 21, 2007. In addition to our investment, Chimera raised net proceeds of approximately $479.3 million in its initial public offering. Chimera is a newly-formed, publicly traded, specialty finance company that invests in residential mortgage loans, residential mortgage-backed securities, real estate related securities and various other asset classes. Chimera is externally managed by FIDAC and intends to elect and qualify to be taxed as a REIT for federal income tax purposes. We also have a majority interest in an investment fund.

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

     The results of our operations are affected by various factors, many of which are beyond our control. Our results of operations primarily depend on, among other things, our net interest income, the market value of our assets and the supply of and demand for such assets. Our net interest income, which reflects the amortization of purchase premiums and accretion of discounts, varies primarily as a result of changes in interest rates, borrowing costs and prepayment speeds, the behavior of which involves various risks and uncertainties. Prepayment speeds, as reflected by the Constant Prepayment Rate, or CPR, and interest rates vary according to the type of investment, conditions in financial markets, competition and other factors, none of which can be predicted with any certainty. In general, as prepayment speeds on our Mortgage-Backed Securities portfolio increase, related purchase premium amortization increases, thereby reducing the net yield on such assets. The CPR on our Mortgage-Backed Securities portfolio averaged 15% and 17% for the years ended December 31, 2007 and 2006, respectively. Since changes in interest rates may significantly affect our activities, our operating results depend, in large part, upon our ability to effectively manage interest rate risks and prepayment risks while maintaining our status as a REIT.

         The current situation in the sub-prime mortgage sector, and the current weakness in the broader mortgage market, could adversely affect one or more of our lenders and could cause one or more of our lenders to be unwilling or unable to provide us with additional financing. This could potentially increase our financing costs and reduce liquidity. If one or more major market participants fails, it could negatively impact the marketability of all fixed income securities, including government mortgage securities, and this could negatively impact the value of the securities in our portfolio, thus reducing its net book value. Furthermore, if many of our lenders are unwilling or unable to provide us with additional financing, we could be forced to sell our Investment Securities at an inopportune time when prices are depressed. Even with the current situation in the sub-prime mortgage sector we do not anticipate having difficulty converting our assets to cash or extending financing term, due to the fact that our investment securities have an actual or implied "AAA" rating and principal payment is guaranteed.

     The table below provides quarterly information regarding our average balances, interest income, yield on assets, average repurchase agreement balances, interest expense, cost of funds, net interest income and net interest rate spreads for the quarterly periods presented.

                        Average                       Yield on       Average                                          Net
                      Investment           Total       Average     Balance of                Average      Net       Interest
                       Securities        Interest    Investment    Repurchase  Interest     Cost of     Interest      Rate
                        Held (1)          Income     Securities    Agreements   Expense      Funds      Income      Spread
----------------------------------------------------------------------------------------------------------------------------
       (ratios for the quarters have been annualized, dollars in thousands)

Quarter Ended
December 31, 2007  $     49,619,857  $   720,925      5.81%  $     45,272,782  $   558,435      4.93%      162,490      0.88%
Quarter Ended
September 30, 2007 $     43,075,489  $   628,696      5.84%  $     40,201,513  $   519,118      5.17%  $   109,578      0.67%
Quarter Ended
June 30, 2007      $     38,822,274  $   556,262      5.73%  $     36,560,359  $   468,748      5.13%  $    87,514      0.60%
Quarter Ended
March 31, 2007     $     31,682,974  $   449,564      5.68%  $     29,834,208  $   380,164      5.10%  $    69,400      0.58%

(1) Does not reflect unrealized gains/(losses).

     The following table presents the CPR experienced on our Mortgage-Backed Securities portfolio, on an annualized basis, for the quarterly periods presented.

Quarter Ended                                              CPR
-------------                                              ---
December 31, 2007                                          12%
September 30, 2007                                         14%
June 30, 2007                                              15%
March 31, 2007                                             17%
December 31, 2006                                          15%
September 30, 2006                                         16%
June 30, 2006                                              19%
March 31, 2006                                             18%

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

     Impairment of Goodwill and Intangibles: The Company's acquisition of FIDAC was accounted for using the purchase method. The cost of FIDAC was allocated to the assets acquired, including identifiable intangible assets, and the liabilities assumed based on their estimated fair values at the date of acquisition. The excess of cost over the fair value of the net assets acquired was recognized as goodwill. Goodwill and finite-lived intangible assets are periodically reviewed for potential impairment. This evaluation requires significant judgment.

     Recent Accounting Pronouncements- In February 2006, the FASB issued FAS No. 155, Accounting for Certain Hybrid Instruments ("SFAS 155"), an amendment of FASB Statements No. 133 and 140. Among other things, SFAS 155: (i) permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (v) amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 was effective for all financial instruments acquired or issued by the Company after January 1, 2007. Securitized interests which only contain an embedded derivative that is tied to the prepayment risk of the underlying prepayable financial assets and for which the investor does not control the right to accelerate the settlement of such financial assets are excluded under a scope exception adopted by the FASB. None of the Company's assets were subject to SFAS 155 as a result of this scope exception. Consequently, the Company has continued to record changes in the market value of its investment securities through Other Comprehensive Income, a component of stockholders' equity. Therefore, the adoption of SFAS 155 did not have any impact on the Company's consolidated financial statements.

     In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 ("FIN 48"), and related implementation issues. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a threshold and measurement attribute for recognition in the financial statements of an asset or liability resulting from a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 was effective for the Company on January 1, 2007. There was no impact to the Company's financial statements from implementing this new standard.

     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of its financial instruments according to a fair value hierarchy (i.e., levels 1, 2, and 3, as defined). Additionally, companies are required to provide enhanced disclosure regarding instruments in the level 3 category (the valuation of which require significant management judgment), including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS 157 is effective for the Company on January 1, 2008. The Company does not believe that the adoption of SFAS 157 will have a significant impact on its financial position or results of operations, the manner in which it estimates fair value, but expects that adoption will increase footnote disclosure to comply with SFAS 157 disclosure requirements for financials statements issued after January 1, 2008.

     In February 2007, the FASB issued SFAS No 159, The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115 ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date SFAS 159 is effective for the Company commencing January 1, 2008. The Company is not expecting SFAS 159 to have an effect on the consolidated financial statements. The Company did not elect the fair value option for any existing eligible financial instruments.

     Proposed FASB Staff Position - The FASB issued a proposed FASB Staff Position ("FSP") FAS No. 140-d relating to FASB Statement No. 140, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions to address situations where assets purchased from a particular counterparty and financed through a repurchase agreement with the same counterparty can be considered and accounted for as separate transactions. Currently, the Company records such assets and the related financing on a gross basis in the consolidated statement of financial condition, and the corresponding interest income and interest expense in the Company's consolidated statement of operations and comprehensive income (loss). For assets representing available-for-sale investment securities, as in the Company's case, any change in fair value is reported through other comprehensive income under SFAS 115, with the exception of impairment losses, which are recorded in the consolidated statement of operations and comprehensive (loss) income as realized losses.

     FASB's proposed staff position requires that all of the following criteria be met in order to continue the application of SFAS 140 as described above: (1) the initial transfer of and repurchase financing cannot be contractually contingent; (2) the repurchase financing entered into between the parties provides full recourse to the transferee and the repurchase price is fixed; (3) the financial asset is "readily obtainable" in the marketplace and the transfer is executed at market rates; (4) the borrower maintains the right to the collateral and the lender cannot re-pledge the asset prior to settlement of the repurchase agreement; and (4) the repurchase agreement and financial asset do not mature simultaneously.

     At this time, the Company believes that its purchases and subsequent financing through repurchase agreements with the same counterparty meet the criteria enumerated in the proposed FSP FAS No. 140-d for treatment as a non-linked transfer and repurchase under SFAS 140 and the Company believes that if the FSP is ultimately issued in substantially its current form, there will be no effect on the manner in which the Company records such assets, their financings, and the corresponding interest income and interest expense. FSP FAS 140-d may be subject to significant changes prior to finalization, which may impact the Company's current assessment of its impact.

Results of Operations:

     Net Income Summary

     For the year ended December 31, 2007, our net income was $414.4 million or $1.32 basic income per average share related to common shareholders, as compared to $93.8 million net income or $0.44 basic net income per average share for the year ended December 31, 2006. For the year ended December 31, 2005, our net loss was $9.2 million or $0.19 basic loss per average share related to common shareholders. Net income per average share increased by $0.88 per average share available to common shareholders and total net income increased $320.6 million for the year ended December 31, 2007, when compared to the year ended December 31, 2006. We attribute the increase in total net income for the year ended December 31, 2007 from the year ended December 31, 2006 to an increase in net interest income, gains on the sale of securities, a reduction in losses on other-than temporarily impaired securities, the increased asset base, and the increase in interest rate spread. Net interest income increased by $262.1 million for the year ended December 31, 2007, as compared to the year ended December 31, 2006, due to the increase in interest earning assets from the deployment of additional capital we raised in 2007 and the improved interest rate spread. For the year ended December 31, 2007, net gain on sale of Mortgage-Backed Securities was $19.1 million, as compared to a net loss of $3.9 million for the year ended December 31, 2006. The loss on other-than-temporarily impaired securities totaled $1.2 million for the year ended December 31, 2007, as compared to $52.3 million for the year ended December 31, 2006. During the year ended December 31, 2007, the Company realized a gain on the termination of interest rate swaps of $2.1 million, as compared to a $10.7 million gain for the year ended December 31, 2006.

     We attribute the increase in total net income for the year ended December 31, 2006 compared to the year ended December 31, 2005 to the increase in net interest income, reduction in losses on sales of securities and losses on other-than-temporarily impaired securities, and gains on termination of interest rate swaps. The interest rate spread decreased from 0.53% for the year ended December 31, 2005 to 0.38% for the year ended December 31, 2006. The total amortization for the year ended December 31, 2006 was $63.6 million and for the year ended December 31, 2005 was $154.3 million. This decline in amortization increased the yield on interest earning assets. The increased yield was more than offset by the increase funding cost, resulting in a net decline in interest rate spread. For the year ended December 31, 2006, net loss on sale of Mortgage-Backed Securities was $3.9 million, as compared to a net loss of $53.2 million in 2005. The table below presents the net income (loss) summary for the years ended December 31, 2007, 2006, and 2005.

                            Net Income (Loss) Summary
                (dollars in thousands, except for per share data)

                                                      Year Ended        Year Ended         Year Ended
                                                    December 31, 2007 December 31, 2006 December 31, 2005
                                                   ------------------------------------------------------
Interest income                                    $      2,355,447    $    1,221,882    $      705,046
Interest expense                                          1,926,465         1,055,013           568,560
                                                   ------------------------------------------------------
Net interest income                                         428,982           166,869           136,486
                                                   ------------------------------------------------------
Other income (loss):
  Investment advisory and service fees                       22,028            22,351            35,625
  Gain (loss) on sale of investment securities               19,062            (3,862)          (53,238)
  Gain on termination of interest rate swaps                  2,096            10,674                 -
  Income from trading securities                             19,147             3,994                 -
  Dividend income from available-for-sale equity
   securities                                                    91
  Loss on other-than-temporarily impaired
   securities                                                (1,189)          (52,348)          (83,098)
                                                   ------------------------------------------------------
     Total other income (loss)                               61,235           (19,191)         (100,711)
                                                   ------------------------------------------------------
Expenses:
  Distribution fees                                           3,647             3,444             8,000
  General and administrative expenses                        62,666            40,063            26,278
                                                   ------------------------------------------------------
     Total expenses                                          66,313            43,507            34,278
                                                   ------------------------------------------------------
Impairment of intangible for customer relationships               -             2,493                 -
                                                   ------------------------------------------------------
Income before income taxes and minority interest            423,904           101,678             1,497
Income taxes                                                  8,870             7,538            10,744
                                                   ------------------------------------------------------
Income (loss) before minority interest                      415,034            94,140            (9,247)
Minority interest                                               650               324                 -
                                                   ------------------------------------------------------
Net Income (loss)                                           414,384            93,816            (9,247)
Dividends on preferred stock                                 21,493            19,557            14,593
                                                   ------------------------------------------------------
Net income available (loss related) to common
 shareholders                                      $        392,891    $       74,259   $       (23,840)
                                                   ======================================================

Weighted average number of basic common shares
 outstanding                                            297,488,394       167,666,631       122,475,032
Weighted average number of diluted common shares
 outstanding                                            306,263,766       167,746,387       122,475,032

Basic net income (loss) per average common share   $           1.32    $         0.44   $         (0.19)
Diluted net income (loss) per average common share $           1.31    $         0.44   $         (0.19)

Average total assets                                     41,834,831    $   23,130,057   $    18,724,075
Average equity                                            3,710,821         2,006,206         1,614,743

Return on average total assets                                 0.99%             0.41%            (0.05%)
Return on average equity                                      11.17%             4.68%            (0.57%)

     Interest Income and Average Earning Asset Yield

     We had average earning assets of $40.8 billion for the year ended December 31, 2007. We had average earning assets of $23.0 billion for the year ended December 31, 2006. We had average earning assets of $18.5 billion for the year ended December 31, 2005. Our primary source of income is interest income. Our interest income was $2.4 billion for the year ended December 31, 2007, $1.2 billion for the year ended December 31, 2006, and $705.0 million for the year ended December 31, 2005. The yield on average investment securities was 5.77%, 5.31%, and 3.80% for the respective periods. The prepayment speeds decreased to an average of 15% CPR for the year ended December 31, 2007 from an average of 17% CPR for the year ended December 31, 2006. The increase in coupon rates and reduction in prepayment speeds resulted in an increase in yield.

     Interest Expense and the Cost of Funds

     Our largest expense is the cost of borrowed funds. We had average borrowed funds of $38.0 billion and total interest expense of $1.9 billion for the year ended December 31, 2007. We had average borrowed funds of $21.4 billion and total interest expense of $1.1 billion for the year ended December 31, 2006. We had average borrowed funds of $17.4 billion and total interest expense of $568.6 million for the year ended December 31, 2005. Our average cost of funds was 5.07% for the year ended December 31, 2007 and 4.93% for the year ended December 31, 2006 and 3.27 % for the year ended December 31, 2005. The cost of funds rate increased by 14 basis points and the average borrowed funds increased by $16.6 billion for the year ended December 31, 2007 when compared to the year ended December 31, 2006. Interest expense for the year 2007 increased by $871.5 million over the prior year due to the substantial increase in the average borrowed funds and the increase in the average cost of funds rate. The cost of funds rate increased by 166 basis points and the average borrowed funds increased by $4.0 billion for the year ended December 31, 2006 when compared to the year ended December 31, 2005. Interest expense for the year ended December 31, 2006 increased by $486.5 million over the previous year due to the increase in the average borrowed funds. Since a substantial portion of our repurchase agreements are short term, changes in market rates are directly reflected in our interest expense. Our average cost of funds was 0.12% below average one-month LIBOR and 0.12% below average six-month LIBOR for the year ended December 31, 2007. Our average cost of funds was 0.10% below average one-month LIBOR and 0.28% below average six-month LIBOR for the year ended December 31, 2006. Our average cost of funds was 0.06% below average one-month LIBOR and 0.45% below average six-month LIBOR for the year ended December 31, 2005.

         The table below shows our average borrowed funds and average cost of funds as compared to average one-month and average six-month LIBOR for the years ended December 31, 2007, 2006, 2005, 2004, and 2003 and the four quarters in 2007.

                              Average Cost of Funds
(Ratios for the four quarters in 2007 have been annualized, dollars in thousands)
                                     Average

                                                                                                             Average
                                                                               Average                       Cost of
                                                                           One-Month LIBOR Average Cost of     Funds
                         Average              Average   Average   Average    Relative to   Funds Relative  Relative to
                         Borrowed   Interest   Cost of   One-Month Six-Month  Average Six-    to Average      Average
                           Funds      Expense    Funds     LIBOR     LIBOR    Month LIBOR  One-Month LIBOR Six-Month LIBOR
                        ------------------------------------------------------------------------------------------------
For the Year Ended
December 31, 2007       $37,967,215  $1,926,465    5.07%     5.19%     5.19%      (0.00%)        (0.12%)        (0.12%)
For the Year Ended
December 31,2006        $21,399,130  $1,055,013    4.93%     5.03%     5.21%      (0.18%)        (0.10%)        (0.28%)
For the Year Ended
December 31,2005        $17,408,828  $  568,560    3.27%     3.33%     3.72%      (0.39%)        (0.06%)        (0.45%)
For the Year Ended
December 31 2004        $15,483,118  $  270,116    1.74%     1.50%     1.80%      (0.30%)         0.24%         (0.06%)
For the Year Ended
December 31, 2003       $11,549,368  $  182,004    1.58%     1.21%     1.23%      (0.02%)         0.37%          0.35%
---------------------------------------------------------------------------------------------------------------------
For the Quarter Ended
December 31, 2007       $45,272,782  $  558,435    4.93%     4.86%     4.85%       0.01%          0.07%          0.08%
For the Quarter Ended
September 30, 2007      $40,201,513  $  519,118    5.17%     5.37%     5.31%       0.07%         (0.20%)        (0.14%)
For the Quarter Ended
June 30, 2007           $36,560,359  $  468,748    5.13%     5.32%     5.37%      (0.05%)        (0.19%)        (0.24%)
For the Quarter Ended
March 31, 2007          $29,834,208  $  380,164    5.10%     5.26%     5.30%      (0.04%)        (0.16%)        (0.20%)

     Net Interest Income

     Our net interest income, which equals interest income less interest expense, totaled $429.0 million for the year ended December 31, 2007, $166.9 million for the year ended December 31, 2006 and $136.5 million for the year ended December 31, 2005. Our net interest income increased for the year ended December 31, 2007, as compared to the year ended December 31, 2006, because of the increased average asset base in 2007 and the increased interest rate spread. In 2007 average assets increased because of the deployment of additional capital. Our net interest spread, which equals the yield on our average assets for the period less the average cost of funds for the period, was 0.70% for the year ended December 31, 2007 as compared to 0.38% for the year ended December 31, 2006 and 0.53% for the year ended December 31, 2005. This 32 basis point increase in interest rate spread for 2007 over the spread for 2006 was the result in the increased yield of 46 basis points, partially offset by an increase of in the average cost of funds of 14 basis points.

     Our net interest income increased for the year ended December 31, 2006 as compared to the year ended December 31, 2005 by $30.4 million because of the increased average asset base for 2006.

     The table below shows our interest income by average Investment Securities held, total interest income, yield on average interest earning assets, average balance of repurchase agreements, interest expense, average cost of funds, net interest income, and net interest rate spread for the years ended December 31, 2007, 2006, 2005, 2004, and 2003 and the four quarters in 2007.

                               Net Interest Income
 (Ratios for the four quarters in 2007 have been annualized, dollars in thousands)

                                                 Yield on                                                        Net
                            Average               Average   Average                                            Interest
                          Investment    Total     Interest  Balance of                Average                    Rate
                           Securities  Interest   Earning   Repurchase   Interest     Cost of   Net Interest    Spread
                              Held       Income    Assets   Agreements    Expense       Funds       Income
                          ----------------------------------------------------------------------------------------------
For the Year Ended
December 31, 2007         $ 40,800,148  $ 2,355,447   5.77%  $37,967,215  $ 1,926,465     5.07%  $     428,982     0.70%
For the Year Ended
December 31, 2006         $ 23,029,195  $ 1,221,882   5.31%  $21,399,130  $ 1,055,013     4.93%  $     166,869     0.38%
For the Year Ended
December 31, 2005         $ 18,543,749  $   705,046   3.80%  $17,408,827  $   568,560     3.27%  $     136,486     0.53%
For the Year Ended
December 31, 2004         $ 16,399,184  $   532,328   3.25%  $15,483,118  $   270,116     1.74%  $     262,212     1.51%
For the Year Ended
December 31, 2003         $ 12,007,333  $   337,433   2.81%  $11,549,368  $   182,004     1.58%  $     155,429     1.23%
------------------------------------------------------------------------------------------------------------------------
For the Quarter Ended
December 31, 2007         $ 49,619,857  $   720,925   5.81%  $45,272,782  $   558,435     4.93%  $     162,490     0.88%
 For the Quarter Ended
September 30, 2007        $ 43,075,489  $   628,696   5.84%  $40,201,513  $   519,118     5.17%  $     109,578     0.67%
For the Quarter Ended
June 30, 2007             $ 38,822,274  $   556,262   5.73%  $36,560,359  $   468,748     5.13%  $      87,514     0.60%
For the Quarter Ended
March 31, 2007            $ 31,682,974  $   449,564   5.68%  $29,834,208  $   380,164     5.10%  $      69,400     0.58%

     Investment Advisory and Service Fees

     FIDAC is a registered investment advisor which specializes in managing fixed income securities. FIDAC expanded its line of business in 2007 to manage Chimera Investment Corporation, a newly-formed specialty finance company that invests in residential mortgage loans, residential mortgage-backed securities, real estate related securities and various other asset classes. In 2006 FIDAC expanded its business to include the management of equity securities, initially for us and an affiliated person and collateralized debt obligations. FIDAC generally receives annual net investment advisory fees on the gross assets it manages, assists in managing or supervises. At December 31, 2007, FIDAC had under management approximately $3.1 billion in net assets and $15.4 billion in gross assets, compared to $2.6 billion in net assets and $15.1 billion in gross assets at December 31, 2006. Net investment advisory and service fees for the years ended December 31, 2007, 2006, and 2005 totaled $18.4 million, $18.9 million, and $27.6 million, respectively, net of fees paid to third parties pursuant to distribution service agreements for facilitating and promoting distribution of shares or units to FIDAC's clients. Gross assets under management will vary from time to time because of changes in the amount of net assets FIDAC manages as well as changes in the amount of leverage used by the various funds and accounts FIDAC manages.

     Gains and Losses on Sales of Investment Securities and Interest Rate Swaps

     For the year ended December 31, 2007, we sold Investment Securities with a carrying value of $4.9 billion for an aggregate gain of $19.1 million. In addition, we had a $2.1 million gain on the termination of interest rate swaps with a notional value of $900 million. For the year ended December 31, 2006, we sold investment securities with a aggregate historical amortized value of $3.2 billion for an aggregate loss of $3.9 million. In addition, the Company had a $10.7 million gain on the termination of interest rate swaps with a notional value of $1.2 billion. For the year ended December 31, 2005, we sold investment securities with an aggregate historical amortized value of $3.4 billion for an aggregate loss of $53.2 million. The loss on sale of assets for the year ended December 31, 2005 was due to portfolio rebalancing that was initiated in the fourth quarter of 2005. We determined that certain assets purchased in a much lower interest rate environment of 2003 and 2004 were unlikely to receive their amortized cost basis, and commenced selling these assets. The rebalancing was done with the objective of improving future financial performance. A positive difference between the sale price and the historical amortized cost of our Mortgage-Backed Securities is a realized gain and increases income accordingly. We do not expect to sell assets on a frequent basis, but may from time to time sell existing assets to move into new assets, which our management believes might have higher risk-adjusted returns, or to manage our balance sheet as part of our asset/liability management strategy.

     Income from Trading Securities

     Gross income from trading securities totaled $19.1 million for the year ended December 31, 2007 and $4.0 million for the year ended December 31, 2006.

     Dividend Income from Available-For-Sale Equity Securities

     Dividend income from available-for-sale equity securities total $91,000 for the year ended December 31, 2007. For the years ended December 31, 2006 and 2005, we did not have an investment in available-for-sale equity securities.

     Loss on Other-Than-Temporarily Impaired Securities

     At each quarter end, we review each of our securities to determine if an other-than-temporary impairment charge would be necessary. We will take these charges if we determine that we do not intend to hold securities that were in an unrealized loss position for a period of time, to maturity if necessary, sufficient for a forecasted market price recovery up to or beyond the cost of the investments. For the year ended December 31, 2007 the loss on other-than-temporarily impaired securities totaled $1.2 million. For the years ended December 31, 2006 and 2005, the loss on other-than-temporarily impaired securities totaled $52.3 million and $83.1 million, respectively.

     Impairment of Goodwill and Intangibles

     During the year ended December 31, 2007, it was determined that there was no impairment of intangibles. The total impairment of intangible assets relating to customer relationships was $2.5 million for the year ended December 31, 2006. There was no impairment charges during the year ended December 31, 2005. There were no impairment charges related to goodwill during the years ended 2007, 2006, and 2005.

     General and Administrative Expenses

     General and administrative (or G&A) expenses were $62.7 million for the year ended December 31, 2007, $40.1 million for the year ended December 31, 2006, and $26.3 million for the year ended December 31, 2005. G&A expenses as a percentage of average total assets was 0.15%, 0.17%, and 0.14% for the years ended December 31, 2007, 2006, and 2005, respectively. The increase in G&A expenses of $22.6 million for the year December 31, 2007 was primarily the result of increased salaries, directors and officers insurance and additional costs related to FIDAC. Staff increased from 31 at the end of 2005 to 34 at the end of 2006 and 39 at the end of 2007. Salaries and bonuses for the years ended December 31, 2007, 2006, and 2005 were $48.1 million, $28.7 million and $18.8 million, respectively.

     The table below shows our total G&A expenses as compared to average total assets and average equity for the years ended December 31, 2007, 2006, 2005, 2004, and 2003 and the four quarters in 2007.

                           G&A Expenses and Operating
                  Expense Ratios (ratios for the quarters have
                     been annualized, dollars in thousands)

                                                                    Total G&A           Total G&A
                                                                 Expenses/Average   Expenses/Average
                                            Total G&A Expenses        Assets             Equity
                                            ------------------   ----------------   -----------------
For the Year Ended December 31, 2007             $62,666              0.15%               1.69%
For the Year Ended December 31, 2006             $40,063              0.17%               2.00%
For the Year Ended December 31, 2005             $26,278              0.14%               1.63%
For the Year Ended December 31, 2004             $24,029              0.14%               1.55%
For the Year Ended December 31, 2003             $16,233              0.13%               1.45%
-----------------------------------------------------------------------------------------------
For  the Quarter Ended December 31, 2007         $20,174              0.16%               1.72%
For the Quarter Ended September 30, 2007         $17,334              0.16%               1.94%
For the Quarter Ended June 30, 2007              $12,272              0.12%               1.50%
For the Quarter Ended March 31, 2007             $12,886              0.15%               1.70%

Net Income and Return on Average Equity

     Our net income was $414.4 million for the year ended December 31, 2007, net income was $93.8 million for the year ended December 31, 2006, and our net loss was $9.2 million for the year ended December 31, 2005. Our return on average equity was 11.17% for the year ended December 31, 2007, was 4.68% for the year ended December 31, 2006, and (0.57%) for the year ended December 31, 2005. Even with the increase in G&A expenses, net income for the year increased by $320.6 million. We attribute the increase in total net income for the year ended December 31, 2007 over the year ended December 31, 2006 to the increase in net interest income, the gains realized on sale of assets and the decrease in loss on other-than-temporarily impaired securities, income realized from trading securities, and the gains realized on the termination of interest rate swaps.

     The table below shows our net interest income, net investment advisory and service fees, gain (loss) on sale of Mortgage-Backed Securities and termination of interest rate swaps, loss on other-than-temporarily impaired securities, income from equity investment, G&A expenses, income taxes, impairment of intangibles for customer relationships, minority interest, each as a percentage of average equity, and the return on average equity for the years ended December 31, 2007, 2006, 2005, 2004, and 2003, and the four quarters in 2007.

                     Components of Return on Average Equity
                 (Ratios for the quarters have been annualized)

                               Gain/(Loss)
                                on Sale of
                                Mortgage-     Loss
                                 Backed        on
                       Net      Securities   other-                Dividend
                    Investment     and        than-      Income     income
            Net     Advisory    Interest   temporarily    from       from                      Impairment of
          Interest     and        Rate      impaired     equity    available-   G&A     Income  intangible     Minority  Return
          Income/    Service     Swaps/    securities/ investment/ for-sale   Expenses/ Taxes/  for customer   interest/   on
          Average  Fees/Average  Average    Average     Average     equity    Average   Average relationships/ Average   Average
           Equity     Equity      Equity     Equity      Equity    securities  Equity   Equity Average Equity   Equity   Equity
         -----------------------------------------------------------------------------------------------------------------------
For
 the
 Year
 Ended
 December
 31, 2007   11.56%        0.50%      0.57%     (0.03%)       0.52%      0.00%   (1.69%) (0.24%)              -   (0.02%)  11.17%
For the
 Year
 Ended
 December
 31, 2006    8.32%        0.94%      0.34%     (2.61%)       0.20%          -   (2.00%) (0.38%)        (0.12%)   (0.01%)   4.68%
For the
 Year
 Ended
 December
 31, 2005    8.45%        1.71%    (3.30%)     (5.15%)           -          -     1.63%   0.67%              -         - (0.57%)
For the
 Year
 Ended
 December
 31, 2004   16.92%        0.62%      0.34%           -           -          -     1.55%   0.29%              -         -  16.04%
For the
 Year
 Ended
 December
 31, 2003   13.85%            -      3.64%           -           -          -     1.45%       -              -         -  16.04%
--------------------------------------------------------------------------------------------------------------------------------
For the
 Quarter
 Ended
 December
 31, 2007   13.89%        0.41%      0.16%           -       0.61%      0.00%   (1.72%) (0.26%)              -   (0.02%)  13.07%
For the
 Quarter
 Ended
September
 30, 2007   12.23%        0.49%      0.65%           -       0.93%          -   (1.94%) (0.26%)              -   (0.01%)  12.09%
For the
 Quarter
 Ended
June 30,
 2007       10.71%        0.55%      0.89%     (0.09%)       0.03%          -   (1.50%) (0.10%)              -         -  10.49%
For the
 Quarter
 Ended
March 31,
 2007        9.14%        0.61%      0.82%     (0.06%)       0.45%          -   (1.70%) (0.34%)              -   (0.04%)   8.88%

Financial Condition

     Investment Securities, Available for Sale

     All of our Mortgage-Backed Securities at December 31, 2007, 2006, and 2005 were adjustable-rate or fixed-rate mortgage-backed securities backed by single-family mortgage loans. All of the mortgage assets underlying these mortgage-backed securities were secured with a first lien position on the underlying single-family properties. All of our mortgage-backed securities were FHLMC, FNMA or GNMA mortgage pass-through certificates or CMOs, which carry an implied "AAA" rating. All of our agency debentures are callable and carry an implied "AAA" rating. We carry all of our earning assets at fair value.

     We accrete discount balances as an increase in interest income over the life of discount investment securities and we amortize premium balances as a decrease in interest income over the life of premium investment securities. At December 31, 2007, 2006, and 2005 we had on our balance sheet a total of $77.4 million, $78.4 million and $21.5 million, respectively, of unamortized discount (which is the difference between the remaining principal value and current historical amortized cost of our investment securities acquired at a price below principal value) and a total of $405.8 million, $219.1 million and $242.1 million, respectively, of unamortized premium (which is the difference between the remaining principal value and the current historical amortized cost of our investment securities acquired at a price above principal value).

     We received mortgage principal repayments of $6.8 billion for the year ended December 31, 2007, $5.1 billion for the year ended December 31, 2006, and $7.1 billion for the year ended December 31, 2005. The average prepayment speed for the year ended December 31, 2007, 2006 and 2005 was 15%, 17%, and 27%, respectively. During the year ended December 31, 2007, the average CPR declined to 15% from 17% during the year ended December 31, 2006, due to a decline in refinancing activity. Given our current portfolio composition, if mortgage principal prepayment rates were to increase over the life of our mortgage-backed securities, all other factors being equal, our net interest income would decrease during the life of these mortgage-backed securities as we would be required to amortize our net premium balance into income over a shorter time period. Similarly, if mortgage principal prepayment rates were to decrease over the life of our mortgage-backed securities, all other factors being equal, our net interest income would increase during the life of these mortgage-backed securities as we would amortize our net premium balance over a longer time period.

     The table below summarizes certain characteristics of our Investment Securities at December 31, 2007, 2006, 2005, 2004, and 2003 and September 30, 2007, June 30, 2007, and March 31, 2007.

                              Investment Securities
                             (dollars in thousands)

                                                                    Amortized
                                                                       Cost/                 Fair Value/
                          Principal                                 Principal                Principal      Weighted
                             Amount    Net Premium  Amortized Cost    Amount    Fair Value      Amount    Average Yield
                        ------------------------------------------------------------------------------------------------
At December 31, 2007    $    52,569,598 $   328,376 $    52,897,974   100.62%  $  53,133,443     101.07%           5.75%
At December 31, 2006    $    30,134,791 $   140,709 $    30,275,500   100.47%  $  30,217,009     100.27%           5.63%
At December 31, 2005    $    15,915,801 $   220,637 $    16,136,438   101.39%  $  15,929,864     100.09%           4.68%
At December 31, 2004    $    19,123,902 $   425,792 $    19,549,694   102.23%  $  19,428,895     101.59%           3.43%
At December 31, 2003    $    12,682,130 $   299,810 $    12,981,940   102.36%  $  12,934,679     101.99%           2.96%
------------------------------------------------------------------------------------------------------------------------
At September 30, 2007   $    44,904,820 $   229,713 $    45,134,533   100.51%  $  44,890,633      99.97%           5.74%
At June 30, 2007        $    39,102,277 $   211,438 $    39,313,715   100.54%  $  38,753,509      99.11%           5.71%
At March 31, 2007       $    39,053,196 $   195,649 $    39,248,845   100.50%  $  39,230,648     100.45%           5.67%


     The table below summarizes certain characteristics of our Investment
Securities at December 31, 2007, 2006, 2005, 2004, and 2003 and September 30,
2007, June 30, 2007, and March 31, 2007. The index level for adjustable-rate
Investment Securities is the weighted average rate of the various short-term interest rate indices, which determine the coupon rate.

               Adjustable-Rate Investment Security Characteristics
                             (dollars in thousands)

                                                                                              Principal Amount
                                          Weighted     Weighted                    Weighted   at Period End as
                                          Average    Average Term     Weighted     Average       % of Total
                             Principal    Coupon       to Next         Average     Asset         Investment
                              Amount        Rate      Adjustment    Lifetime Cap     Yield       Securities
                            ------------------------------------------------------------------------------------
At December 31, 2007        $15,331,447     5.90%        39 months           9.89%      5.63%            29.16%
At December 31, 2006        $ 8,493,242     5.72%        19 months           9.76%      5.57%            28.18%
At December 31, 2005        $ 9,699,133     4.76%        22 months          10.26%      4.74%            60.94%
At December 31, 2004        $13,544,872     4.23%        24 months          10.12%      3.24%            70.83%
At December 31, 2003        $ 9,294,934     3.85%        23 months           9.86%      2.47%            73.29%
----------------------------------------------------------------------------------------------------------------
At September 30, 2007       $13,148,355     5.99%        41 months          10.02%      5.68%            29.28%
At June 30, 2007            $ 9,553,827     5.85%        32 months          10.11%      5.77%            24.43%
At March 31, 2007           $ 9,657,221     5.79%        30 months          10.05%      5.66%            24.73%

                 Fixed-Rate Investment Security Characteristics
                             (dollars in thousands)
                                                                                           Principal Amount at
                                                Weighted Average     Weighted Average    Period End as % of Total
                            Principal Amount      Coupon Rate          Asset Yield        Investment Securities
                            -----------------------------------------------------------------------------------
At December 31, 2007          $37,238,151            6.00%                5.80%                   70.84%
At December 31, 2006          $21,641,549            5.83%                5.65%                   71.82%
At December 31, 2005           $6,216,668            5.37%                4.60%                   39.06%
At December 31, 2004           $5,579,030            5.24%                3.89%                   29.17%
At December 31, 2003           $3,387,196            5.77%                4.29%                   26.71%
At December 31, 2002           $4,195,322            6.76%                4.78%                   37.45%
---------------------------------------------------------------------------------------------------------
At September 30, 2007         $31,756,465            5.93%                5.76%                   70.72%
At June 30, 2007              $29,548,450            5.87%                5.69%                   75.57%
At March 31, 2007             $29,395,975            5.85%                5.67%                   75.27%

     At December 31, 2007 and 2006, we held Investment Securities with coupons linked to various indices. The following tables detail the portfolio characteristics by index.

                 Adjustable-Rate Investment Securities by Index
                                December 31, 2007

                                                              11th                         Monthly             Twelve
                                         Twelve   12-Month   District  1-Year    3-Year    Federal              Month
                     One-Month Six-Month  Month     Moving   Cost of   Treasury  Treasury  Cost of  One-Month   Libor-   Other
                       Libor     Libor     Libor    Average    Funds     Index     Index     Funds   Libor-USD   USD    Indexes(1)
                     -------------------------------------------------------------------------------------------------------------
Weighted Average Term
to Next Adjustment       1 mo.    38 mo.    72 mo.     1 mo.     1 mo.    36 mo.    18 mo.     1 mo.     1 mo.   60 mo.     10 mo.
Weighted Average
Annual Period Cap        6.48%     1.72%     2.00%      .42%     0.00%     1.88%     2.07%     0.00%     2.00%    2.00%      1.84%
Weighted Average
Lifetime Cap at
December 31, 2007        7.13%    11.25%    11.08%     9.15%    12.08%    10.73%    13.18%    13.43%     12.8%   10.94%    10.73 %
Investment Principal
Value as Percentage
 of Investment
 Securities at
December 31, 2007        8.24%     1.89%     7.23%     0.67%     0.19%     3.39%     0.05%     0.13%     0.19%    7.14%      0.04%

(1) Combination of indexes that account for less than 0.05% of total investment securities.

                 Adjustable-Rate Investment Securities by Index
                                December 31, 2006

                                                                        11th                                   Monthly
                                           Six-    Twelve   12-Month   District            1-Year    3-Year    Federal
                              One-Month   Month     Month     Moving   Cost of  Six-Month  Treasury  Treasury  Cost of    Other
                                 Libor     Libor    Libor     Average   Funds    CD Rate    Index     Index     Funds    Indexes(1)
                              ----------------------------------------------------------------------------------------------------
Weighted Average Term to           1 mo.    35 mo.    36 mo.     1 mo.     1 mo.     3 mo.    13 mo.    17 mo.    1 mo.     24 mo.
Next Adjustment
Weighted Average Annual
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

     Trading Securities and Trading Securities Sold, Not Yet Purchased

     Trading securities and trading securities sold, not yet purchased, are included in the balance sheet as a result of consolidating the financial statements of an affiliated investment fund. The resulting realized and unrealized gains and losses are reflected in the statements of operations. The fair value of the trading securities was $11.7 million and the trading securities sold, not yet purchased, was $32.8 million at December 31, 2007. The fair value of the trading securities was $18.4 million and the trading securities sold, not yet purchased, was $41.9 million at December 31, 2006.

     Borrowings

     To date, our debt has consisted entirely of borrowings collateralized by a pledge of our investment securities. These borrowings appear on our balance sheet as repurchase agreements. At December 31, 2007, we had established uncommitted borrowing facilities in this market with 30 lenders in amounts which we believe are in excess of our needs. All of our Investment Securities are currently accepted as collateral for these borrowings. However, we limit our borrowings, and thus our potential asset growth, in order to maintain unused borrowing capacity and thus increase the liquidity and strength of our balance sheet.

     For the year ended December 31, 2007, the term to maturity of our borrowings ranged from one day to three years. Additionally, we have entered into structured borrowings giving the counterparty the right to call the balance prior to maturity. The weighted average original term to maturity of our borrowings was 286 days at December 31, 2007. For the year ended December 31, 2006, the term to maturity of our borrowings ranged from one day to three years, with a weighted average original term to maturity of 194 days at December 31, 2006. For the year ended December 31, 2005, the term to maturity of our borrowings ranged from one day to three years, with a weighted average original term to maturity of 163 days at December 31, 2005.

     At December 31, 2007, the weighted average cost of funds for all of our borrowings was 4.76%, with the effect of the interest rate swaps, and the weighted average term to next rate adjustment was 234 days. At December 31, 2006, the weighted average cost of funds for all of our borrowings 5.14% and the weighted average term to next rate adjustment was 125 days. At December 31, 2005, the weighted average cost of funds for all of our borrowings was 4.16% and the weighted average term to next rate adjustment was 79 days.

     Liquidity

     Liquidity, which is our ability to turn non-cash assets into cash, allows us to purchase additional investment securities and to pledge additional assets to secure existing borrowings should the value of our pledged assets decline. Potential immediate sources of liquidity for us include cash balances and unused borrowing capacity. Unused borrowing capacity will vary over time as the market value of our investment securities varies. Our non-cash assets are largely actual or implied AAA assets, and accordingly, we have not had, nor do we anticipate having, difficulty in converting our assets to cash. Our balance sheet also generates liquidity on an on-going basis through mortgage principal repayments and net earnings held prior to payment as dividends. Should our needs ever exceed these on-going sources of liquidity plus the immediate sources of liquidity discussed above, we believe that in most circumstances our investment securities could be sold to raise cash. The maintenance of liquidity is one of the goals of our capital investment policy. Under this policy, we limit asset growth in order to preserve unused borrowing capacity for liquidity management purposes.

     Borrowings under our repurchase agreements increased by $18.5 billion to $46.0 billion at December 31, 2007, from $27.5 billion at December 31, 2006. The increase in borrowings was the result of our deployment of additional capital raised during 2007, which permitted us to increase our borrowings.

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

     Under our repurchase agreements, we may be required to pledge additional assets to our repurchase agreement counterparties (i.e., lenders) in the event the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral (a "margin call"), which may take the form of additional securities or cash. Similarly, if the estimated fair value of investment securities increases due to changes in market interest rates of market factors, lenders may release collateral back to us. Specifically, margin calls result from a decline in the value of the our Mortgage-Backed Securities securing our repurchase agreements, prepayments on the mortgages securing such Mortgage-Backed Securities and to changes in the estimated fair value of such Mortgage-Backed Securities generally due to principal reduction of such Mortgage-Backed Securities from scheduled amortization and resulting from changes in market interest rates and other market factors. Through December 31, 2007, we did not have any margin calls on our repurchase agreements that we were not able to satisfy with either cash or additional pledged collateral. However, should prepayment speeds on the mortgages underlying our Mortgage-Backed Securities and/or market interest rates suddenly increase, margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.

     The following table summarizes the effect on our liquidity and cash flows from contractual obligations for repurchase agreements, interest expense on repurchase agreements, the non-cancelable office lease and employment agreements at December 31, 2007.

                                                   (dollars in thousands)
                         ---------------------------------------------------------------------------
                                         One to Three  Three to Five  More than Five
Contractual Obligations  Within One Year     Years          Years          Years          Total
----------------------------------------------------------------------------------------------------
Repurchase agreements        $39,646,560     $3,100,000     $1,800,000     $1,500,000    $46,046,560
Interest expense on
 repurchase agreements           384,255        427,089        215,223        262,993      1,289,560
Long-term operating lease
 obligations                         532            532              -              -          1,064
Employment contracts              23,157              -              -              -         23,157
                         ---------------------------------------------------------------------------
Total                        $40,054,504     $3,527,621     $2,015,223     $1,762,993    $47,360,341
                         ===========================================================================

     Stockholders' Equity

     On January 23, 2008, we entered into an underwriting agreement pursuant to which we sold 58,650,000 shares of our common stock for net proceeds following underwriting expenses of approximately $1.1 billion. This transaction settled on January 29, 2008.

     During the year ended December 31, 2007, we declared dividends to common shareholders totaling $339.8 million or $1.04 per share, of which $136.6 million was paid on January 28, 2008. During the year ended December 31, 2007, we declared and paid dividends to Series A Preferred shareholders totaling $14.6 million or $1.97 per share, and Series B Preferred shareholders totaling $6.9 million or $1.50. During the year ended December 31, 2006, we declared dividends to common shareholders totaling $102.6 million or $0.57 per share, of which $39.0 million was paid on January 26, 2007. During the year ended December 31, 2006, we declared and paid dividends to Series A Preferred shareholders totaling $14.6 million or $1.97 per share, and Series B Preferred shareholders totaling $5.0 million or $1.08 per share.

     On October 11, 2007, we entered into an underwriting agreement pursuant to which we sold 71,300,000 shares of our common stock for net proceeds following underwriting expenses of approximately $1.0 billion. This transaction settled on October 17, 2007.

     On July 12, 2007, we entered into an underwriting agreement pursuant to which we sold 54,050,000 shares of our common stock for proceeds of $720.8 million net of underwriting fees. This transaction settled on July 18, 2007.

     On March 7, 2007, we entered into an underwriting agreement pursuant to which we sold 57,500,000 shares of our common stock for net proceeds following underwriting expenses of approximately $737.4 million. This transaction settled on March 13, 2007.

     During the year ended December 31, 2007, we raised $116.5 million by issuing 8.0 million shares through the Direct Purchase and Dividend Reinvestment Program.

     During the year ended December 31, 2007, 55,738 options were exercised under the Long-Term Stock Incentive Plan, or Incentive Plan, for an aggregate exercise price of $576,000.

     On August 3, 2006, we entered into an ATM Equity Offering(sm) Sales Agreement with Merrill Lynch & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, relating to the sale of shares of our common stock from time to time through Merrill Lynch. Sales of the shares, if any, are made by means of ordinary brokers' transaction on the New York Stock Exchange. During the year ended December 31, 2007, 4.5 million shares of our common stock were issued pursuant to this program, totaling $66.2 million in net proceeds.

     On August 3, 2006, we entered into an ATM Equity Sales Agreement with UBS Securities LLC, relating to the sale of shares of our common stock from time to time through UBS Securities. Sales of the shares, if any, will be made by means of ordinary brokers' transaction on the New York Stock Exchange. During the year ended December 31, 2007, 1.1 million shares of our common stock were issued pursuant to this program, totaling $14.7 million in net proceeds.

     On August 16, 2006, we entered into an underwriting agreement pursuant to which we sold 40,825,000 shares of our common stock for net proceeds before expenses of approximately $476.7 million. This transaction settled on August 22, 2006.

     On April 6, 2006, we entered into an underwriting agreement pursuant to which we sold 39,215,000 shares of our common stock for net proceeds before expenses of approximately $437.7 million. On April 6, 2006, we entered into a second underwriting agreement pursuant to which we sold 4,600,000 shares of our 6% Series B Cumulative Convertible Preferred Stock for net proceeds before expenses of approximately $111.5 million. Each of these transactions settled on April 12, 2006. The 6% Series B Cumulative Preferred Stock has been treated under GAAP as temporary equity. For the purpose of computing ratios relating to equity measures, the Series B Preferred Stock has been included in equity.

     During the year ended December 31, 2006, 22,160 options were exercised under the Incentive Plan for an aggregate exercise price of $183,000.

     During the year ended December 31, 2006 we sold 500,000 shares of our common stock, for net proceeds of $6.7 million, under the ATM Equity Sales Agreement with Merrill Lynch and we did not sell any shares under the ATM Equity Sales Agreement with UBS Securities. During the year ended December 31, 2006, we sold 1.1 million shares of our common stock for net proceeds of $14.2 million under our Equity Shelf Program with UBS Securities, pursuant to which sales are made by means of ordinary brokers' transaction on the New York Stock Exchange.

     Unrealized Gains and Losses

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

     The table below shows unrealized gains and losses on the Investment Securities, available-for-sale equity securities and interest rate swaps in our portfolio.

                           Unrealized Gains and Losses
                             (dollars in thousands)

                                                          At December 31,
                              -------------------------------------------------------------------------
                                  2007           2006            2005          2004          2003
                              -------------- -------------- --------------- ------------ --------------
Unrealized gain               $    379,348    $   112,596    $      5,027   $   23,021    $    24,886
Unrealized loss                   (531,545)      (188,708)       (211,601)    (143,821)       (72,147)
                              -------------- -------------- --------------- ------------ --------------
Net Unrealized (loss) gain    $   (152,197)   $   (76,112)   $   (206,574)  $ (120,800)   $   (47,261)
                              ============== ============== =============== ============ ==============

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

     Leverage

     Our debt-to-equity ratio at December 31, 2007, 2006 and 2005 was 8.7:1, 10.4:1 and 9.0:1, respectively. We generally expect to maintain a ratio of debt-to-equity of between 8:1 and 12:1, although the ratio may vary from this range from time to time based upon various factors, including our management's opinion of the level of risk of our assets and liabilities, our liquidity position, our level of unused borrowing capacity and over-collateralization levels required by lenders when we pledge assets to secure borrowings.

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

     We seek to manage the extent to which our net income changes as a function of changes in interest rates by matching adjustable-rate assets with variable-rate borrowings. In addition, we have attempted to mitigate the potential impact on net income of periodic and lifetime coupon adjustment restrictions in our portfolio of investment securities by entering into interest rate swaps. At December 31, 2007, we had entered into swap agreements with a total notional amount of $16.2 billion. We agreed to pay a weighted average pay rate of 5.03% and receive a floating rate based on one month LIBOR. At December 31, 2006, we entered into swap agreements with a total notional amount of $9.3 billion. We agreed to pay a weighted average pay rate of 5.17% and receive a floating rate based on one month LIBOR. We may enter into similar derivative transactions in the future by entering into interest rate collars, caps or floors or purchasing interest only securities.

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

     Capital Resources

     At December 31, 2007, we had no material commitments for capital expenditures.

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

     Other Matters

     We calculate that at least 75% of our assets were qualified REIT assets, as defined in the Code for the years ended December 31, 2007 and 2006. We also calculate that our revenue qualifies for the 75% source of income test and for the 95% source of income test rules for the years ended December 31, 2007 and 2006. Consequently, we met the REIT income and asset test. We also met all REIT requirements regarding the ownership of our common stock and the distribution of our net income. Therefore, for the years ended of December 31, 2007, 2006, and 2005, we believe that we qualified as a REIT under the Code.

     We at all times intend to conduct our business so as not to become regulated as an investment company under the Investment Company Act of 1940, or the Investment Company Act. If we were to become regulated as an investment company, then our use of leverage would be substantially reduced. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" (qualifying interests). Under current interpretation of the staff of the SEC, in order to qualify for this exemption, we must maintain at least 55% of our assets directly in qualifying interests and at least 80% of our assets in qualifying interests plus other real estate related assets. In addition, unless certain mortgage securities represent all the certificates issued with respect to an underlying pool of mortgages, the Mortgage-Backed Securities may be treated as securities separate from the underlying mortgage loans and, thus, may not be considered qualifying interests for purposes of the 55% requirement. We calculate that as of December 31, 2007 and December 31, 2006, we were in compliance with this requirement.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

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

     Our profitability and the value of our portfolio (including interest rate swaps) may be adversely affected during any period as a result of changing interest rates. The following table quantifies the potential changes in net interest income, portfolio value should interest rates go up or down 25, 50, and 75 basis points, assuming the yield curves of the rate shocks will be parallel to each other and the current yield curve. All changes in income and value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at December 31, 2007 and various estimates regarding prepayment and all activities are made at each level of rate shock. Actual results could differ significantly from these estimates.

                                                                Projected Percentage Change in
                                Projected Percentage Change in  Portfolio Value, with Effect of
Change in Interest Rate             Net Interest Income                 Interest Rate Swaps
-----------------------         ------------------------------  --------------------------------

-75 Basis Points                          15.27%                         1.65%
-50 Basis Points                           9.42%                         1.41%
-25 Basis Points                           4.18%                         1.06%
Base Interest Rate                           -                             -
+25 Basis Points                          (5.02%)                        0.03%
+50 Basis Points                         (10.16%)                       (0.66%)
+75 Basis Points                         (15.30%)                       (1.47%)

ASSET AND LIABILITY MANAGEMENT

     Asset and liability management is concerned with the timing and magnitude of the repricing of assets and liabilities. We attempt to control risks associated with interest rate movements. Methods for evaluating interest rate risk include an analysis of our interest rate sensitivity "gap", which is the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities. A gap is considered negative when the amount of interest-rate sensitive liabilities exceeds interest-rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to affect net interest income adversely. Because different types of assets and liabilities with the same or similar maturities may react differently to changes in overall market rates or conditions, changes in interest rates may affect net interest income positively or negatively even if an institution were perfectly matched in each maturity category. The following table sets forth the estimated maturity or repricing of our interest-earning assets and interest-bearing liabilities at December 31, 2007. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except adjustable-rate loans, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature and does include the effect of the interest rate swaps. The interest rate sensitivity of our assets and liabilities in the table could vary substantially based on actual prepayment experience.

                                                                         More than 1
                                                                          Year to
                                     Within 3 Months       4-12 Months     3 Years      3 Years and Over        Total
                                     ------------------------------------------------------------------------------------
                                                                   (dollars in thousands)
Rate Sensitive Assets:
  Investment Securities (Principal)
                                     $     5,652,903    $    1,148,382   $   11,202,093   $  34,566,220   $   52,569,598

Rate Sensitive Liabilities:
  Repurchase Agreements,
    with the effect of swaps              25,244,710         2,420,950        9,894,250       8,486,650       46,046,560
                                     ---------------- ----------------- ---------------- --------------- ----------------

Interest rate sensitivity gap        $  (19,591,807)    $  (1,272,568)   $    1,307,843   $  26,079,570   $    6,523,038
                                     ================ ================= ================ =============== ================

Cumulative rate sensitivity gap      $  (19,591,807)    $ (20,864,375)   $ (19,556,532)   $   6,523,038
                                     ================ ================= ================ ===============

Cumulative interest rate
sensitivity gap as a percentage of
total rate-sensitive assets                    (37%)             (40%)            (37%)             12%
                                     ================ ================= ================ ===============

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

     Our financial statements and the related notes, together with the Report of Independent Registered Public Accounting Firm thereon, are set forth on pages F-1 through F-21 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

     None.

ITEM 9A. CONTROLS AND PROCEDURES
--------------------------------

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

Dated:  February 23, 2007

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

     The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, the Company's management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework

     Based on management's assessment, the Company's management believes that, as of December 31, 2007, the Company's internal control over financial reporting was effective based on those criteria. There have been no changes in the Company's internal controls over financial reporting that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to affect its internal control over financial reporting.

     The Company's independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the Company's internal control over financial reporting. This report appears on page F-1 of this annual report on Form 10-K.

ITEM 9B. OTHER INFORMATION
--------------------------

     None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
---------------------------------------------------------------

     The information required by Item 10 as to our directors is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2007. The information regarding our executive officers required by Item 10 appears in Part I of this Form 10-K. The information required by Item 10 as to our compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2007.

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

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

     The information required by Item 11 is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2007.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
---------------------------------------------------------------------------
RELATED STOCKHOLDER MATTERS
---------------------------

     The information required by Item 12 is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2007.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
---------------------------------------------------------------------
INDEPENDENCE
------------

     The information required by Item 13 is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2007.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
-----------------------------------------------

     The information required by Item 14 is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2007.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
-------------------------------------------------
(a) Documents filed as part of this report:

1. Financial Statements.

2. Schedules to Financial Statements:

     All financial statement schedules not included have been omitted because they are either inapplicable or the information required is provided in our Financial Statements and Notes thereto, included in Part II, Item 8, of this Annual Report on Form 10-K.

3. Exhibits:

                                  EXHIBIT INDEX

Exhibit
Number         Exhibit Description
-------        -------------------

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

4.2 Specimen Preferred Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-3 (Registration No. 333-74618) filed with the Securities and Exchange Commission on December 5, 2001).
4.3 Specimen Series A Preferred Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement on Form 8-A filed with the SEC on April 1, 2004).
4.4 Specimen Series B Preferred Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant's Form 8K filed with the Securities and Exchange Commission on April 10, 2006).
10.1           Long-Term Stock Incentive Plan (incorporated by reference to
               Exhibit 10.3 to the Registrant's Registration Statement on Form S-11 (Registration No. 333-32913) filed with the Securities and Exchange Commission on August 5, 1997).*

10.2           Form of Master Repurchase Agreement (incorporated by reference to
               Exhibit 10.7 to the Registrant's Registration Statement on Form S-11 (Registration No. 333-32913) filed with the Securities and Exchange Commission on August 5, 1997).
10.3 Amended and Restated Employment Agreement, effective as of June 4, 2004, between the Registrant and Michael A.J. Farrell (incorporated by reference to Exhibit 10.3 of the Registrant's Form 10-K filed with the Securities and Exchange Commission on March 10, 2005).*
10.4 Amended and Restated Employment Agreement, dated as of February 25, 2008, between the Registrant and Wellington J. Denahan.*
10.5 Amended and Restated Employment Agreement, effective as of June 4, 2004,between the Registrant and Kathryn F. Fagan (incorporated by reference to Exhibit 10.5 of the Registrant's Form 10-K filed with the Securities and Exchange Commission on March 10, 2005).*
10.6 Amended and Restated Employment Agreement, effective as of June 4, 2004, between the Registrant and James P. Fortescue (incorporated by reference to Exhibit 10.7 of the Registrant's Form 10-K filed with the Securities and Exchange Commission on March 10, 2005).*
10.7 Amended and Restated Employment Agreement, dated as of January 23, 2006, between the Registrant and Jeremy Diamond (incorporated by reference to Exhibit 10.7 of the Registrant's Form 10-K filed with the Securities and Exchange Commission on March 13, 2006).*
10.8 Amended and Restated Employment Agreement, dated as of January 23, 2006, between the Registrant and Ronald D. Kazel (incorporated by reference to Exhibit 10.8 of the Registrant's Form 10-K filed with the Securities and Exchange Commission on March 13, 2006).*
10.9 Amended and Restated Employment Agreement, dated as of April 21, 2006, between the Registrant and Rose-Marie Lyght (incorporated by reference to Exhibit 10.9 of the Registrant's Form 10-Q filed with the Securities and Exchange Commission on May 9, 2006).*
10.10 Amended and Restated Employment Agreement, effective as of June 4, 2004, between the Registrant and Kristopher R. Konrad (incorporated by reference to Exhibit 10.11 of the Registrant's Form 10-K filed with the Securities and Exchange Commission on March 10, 2005).*
10.11 Amended and Restated Employment Agreement, dated January 23, 2006, between the Registrant and R. Nicholas Singh (incorporated by reference to Exhibit 10.11 of the Registrant's Form 10-K filed with the Securities and Exchange Commission on March 13, 2006).*
12.1 Computation of ratio of earnings to combined fixed charges and preferred stock dividends.
23.1           Consent of Independent Registered Public Accounting Firm.
31.1 Certification of Michael A.J. Farrell, Chairman, Chief Executive Officer, and President of the Registrant, pursuant to 18 U.S.C.
               Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Certification of Kathryn F. Fagan, Chief Financial Officer and Treasurer of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certification of Michael A.J. Farrell, Chairman, Chief Executive Officer, and President of the Registrant, pursuant to 18 U.S.C.
               Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 Certification of Kathryn F. Fagan, Chief Financial Officer and Treasurer of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Exhibit Numbers 10.1 and 10.3-10.11 are management contracts or compensatory plans required to be filed as Exhibits to this Form 10-K.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

FINANCIAL STATEMENTS
----------------------------------------------------------------------------

                                                                        Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                  F-1

CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
        DECEMBER 31, 2007 and 2006:

   Consolidated Statements of Financial Condition                        F-2

   Consolidated Statements of Operations and Comprehensive
        Income (Loss)                                                    F-3

   Consolidated Statements of Stockholders' Equity                       F-4

   Consolidated Statements of Cash Flows                                 F-5

   Notes to Consolidated Financial Statements                            F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Annaly Capital Management, Inc.
New York, New York

We have audited the accompanying consolidated statements of financial condition of Annaly Capital Management, Inc. and subsidiaries (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007. We also have audited the Company's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report On Internal Control Over Financial Reporting at Item 9A. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Annaly Capital Management, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

New York, New York
February 26, 2008

                ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           DECEMBER 31, 2007 AND 2006
                  (dollars in thousands, except for share data)

                                                             DECEMBER 31, 2007   DECEMBER 31, 2006
                                                            ----------------------------------------

                           ASSETS
------------------------------------------------------------

Cash and cash equivalents                                       $       103,960     $        91,782
Mortgage-Backed Securities, at fair value                            52,879,528          30,167,509
Agency debentures, at fair value                                        253,915              49,500
Available for sale equity securities, at fair value                      64,754                   -
Trading securities, at fair value                                        11,675              18,365
Receivable for Mortgage-Backed Securities sold                          276,737             200,535
Accrued interest receivable                                             271,996             146,089
Receivable for advisory and service fees                                  3,598               3,178
Intangible for customer relationships, net                                9,842              11,184
Goodwill                                                                 22,966              22,966
Interest rate swaps, at fair value                                            -               2,558
Other assets                                                              4,543               2,314
                                                            ----------------------------------------

     Total assets                                               $    53,903,514     $    30,715,980
                                                            ========================================

            LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------

Liabilities:
Repurchase agreements                                           $    46,046,560     $    27,514,020
Payable for Investment Securities purchased                           1,677,131             338,172
Trading securities sold, not yet purchased, at fair value                32,835              41,948
Accrued interest payable                                                257,608              83,998
Dividends payable                                                       136,618              39,016
Accounts payable                                                         36,688              18,816
Interest rate swaps, at fair value                                      398,096              20,179
                                                            ----------------------------------------

     Total liabilities                                               48,585,536          28,056,149
                                                            ----------------------------------------

Minority interest in equity of consolidated affiliate                     1,574               5,324
                                                            ----------------------------------------

6.00% Series B Cumulative Convertible Preferred Stock:
4,600,000 shares authorized, issued and outstanding                     111,466             111,466
                                                            ----------------------------------------

Commitments and contingencies (Note 11)

Stockholders' Equity:
7.875% Series A Cumulative Redeemable Preferred Stock:
7,637,500 shares authorized 7,412,500 issued and outstanding            177,088             177,088
 Common stock: par value $.01 per share; 487,762,500 shares
  authorized, 401,822,703 and 205,345,591 issued and
 outstanding, respectively                                                4,018               2,053
Additional paid-in capital                                            5,297,922           2,615,016
Accumulated other comprehensive loss                                   (152,197)            (76,112)
Accumulated deficit                                                    (121,893)           (175,004)
                                                            ----------------------------------------

     Total stockholders' equity                                       5,204,938           2,543,041
                                                            ----------------------------------------

Total liabilities, minority interest, Series B Preferred
 Stock and stockholders' equity                                 $    53,903,514     $    30,715,980
                                                            ========================================

See notes to consolidated financial statements.

                ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                  YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
                (dollars in thousands, except per share amounts)

                                                       For the Year   For the Year   For the Year
                                                           Ended      Ended December Ended December
                                                        December 31,     31, 2006       31, 2005
                                                            2007
                                                       ---------------------------------------------
Interest income                                         $  2,355,447   $  1,221,882    $    705,046
Interest expense                                           1,926,465      1,055,013         568,560
                                                       ---------------------------------------------
Net interest income                                          428,982        166,869         136,486
                                                       ---------------------------------------------
Other income (loss):
   Investment advisory and service fees                       22,028         22,351          35,625
   Gain (loss) on sale of Investment Securities               19,062         (3,862)        (53,238)
   Gain on termination of interest rate swaps                  2,096         10,674               -
   Income from trading securities                             19,147          3,994               -
   Dividend income from available-for-sale equity
        securities                                                91              -               -
   Loss on other-than-temporarily impaired
    securities                                                (1,189)       (52,348)        (83,098)
                                                       ---------------------------------------------
     Total other income (loss)                                61,235        (19,191)       (100,711)
                                                       ---------------------------------------------
Expenses:
  Distribution fees                                            3,647          3,444           8,000
  General and administrative expenses                         62,666         40,063          26,278
                                                       ---------------------------------------------
     Total expenses                                           66,313         43,507          34,278
                                                       ---------------------------------------------
  Impairment of intangible for customer
   relationships                                                   -          2,493               -
                                                       ---------------------------------------------
  Income before income taxes and minority interest           423,904        101,678           1,497
  Income taxes                                                 8,870          7,538          10,744
                                                       ---------------------------------------------
  Income (loss) before minority interest                     415,034         94,140          (9,247)
  Minority interest                                              650            324               -
                                                       ---------------------------------------------
  Net income (loss)                                          414,384         93,816          (9,247)
Dividends on preferred stock                                  21,493         19,557          14,593
                                                       ---------------------------------------------
Net income available (loss related) to common
 shareholders                                           $    392,891   $     74,259    $    (23,840)
                                                       =============================================
Net income available (loss related) to common
 shareholders per average common share:
  Basic                                                 $       1.32   $       0.44    $      (0.19)
                                                       =============================================
  Diluted                                               $       1.31   $       0.44    $      (0.19)
                                                       =============================================
Weighted average number of common shares
 outstanding:
  Basic                                                  297,488,394    167,666,631     122,475,032
                                                       =============================================
  Diluted                                                306,263,766    167,746,387     122,475,032
                                                       =============================================
Net income (loss)                                       $    414,384   $     93,816    $     (9,247)
                                                       ---------------------------------------------
Comprehensive income (loss):
  Unrealized gain (loss) on available-for-sale
   securities                                                322,264         91,873        (222,110)
  Unrealized loss on interest rate swaps                    (378,380)        (6,404)           (543)
  Reclassification adjustment for net gains
   (losses) included in net income or loss                   (19,969)        45,536         136,336
                                                       ---------------------------------------------
  Other comprehensive income (loss)                          (76,085)       131,005         (86,317)
                                                       ---------------------------------------------
Comprehensive income (loss)                             $    338,299   $    224,821    $    (95,564)
                                                       =============================================
See notes to consolidated financial statements.

                 ANNALY CAPITAL MANAGEMENT, INC.AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
                  (dollars in thousands, except per share data)

                                                                               Other
                                                 Common       Additional     Accumulated     Retained
                                 Preferred        Stock         Paid-In     Comprehensive    (Deficit)
                                   Stock        Par Value       Capital     Income (Loss)    Earnings         Total
                              -------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2004        $   177,077    $     1,213    $ 1,638,635     ($120,800)    $    4,345     $ 1,700,470
  Net loss                                  -              -              -             -         (9,247)              -
  Other comprehensive loss                  -              -              -       (86,317)             -               -
  Comprehensive loss                        -              -              -             -              -         (95,564)
  Reduction in estimated legal
   cost of preferred offering              11              -                            -              -              11
  Exercise of stock options                 -              -            253             -              -             253
  Net proceeds from direct
   purchase and dividend
   reinvestment                             -              -            440             -              -             440
  Net proceeds from equity
   shelf program                            -             24         40,124             -              -          40,148
  Preferred dividends
   declared, $1.97 per share                -              -              -             -        (14,593)        (14,593)
  Common dividends declared,
   $1.04 per share                          -              -              -             -       (127,142)       (127,142)
                              -------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2005            177,088          1,237      1,679,452      (207,117)      (146,637)    $ 1,504,023
  Net income                                -              -              -             -         93,816               -
  Other comprehensive income                -              -              -       131,005              -               -
  Comprehensive income                      -              -              -             -              -         224,821
  Exercise of stock options                 -              -            183             -              -             183
  Option expense                            -              -          1,285             -              -           1,285
  Net proceeds from follow-on
   offerings                                -            800        913,200             -              -         914,000
  Net proceeds from equity
   shelf program                            -             16         20,896             -              -          20,912
  Preferred Series A dividends
   declared $1.97 per share                 -              -              -             -        (14,594)        (14,594)
  Preferred Series B dividends
   declared $1.08 per share                 -              -              -             -         (4,966)         (4,966)
  Common dividends declared,
   $0.57 per share                          -              -              -             -       (102,623)       (102,623)
                              -------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2006            177,088          2,053      2,615,016       (76,112)      (175,004)      2,543,041
  Net income                                -              -              -             -        414,384               -
  Other comprehensive loss                                 -              -       (76,085)             -               -
  Comprehensive income                      -              -              -             -              -         338,299
  Exercise of stock options                 -              -            576             -              -             576
  Option and long-term
   compensation expense                     -              -          1,355             -              -           1,355
  Net proceeds from follow-on
   offerings                                -          1,829      2,483,700             -              -       2,485,529
  Net proceeds from ATM
   program                                  -             56         80,862             -              -          80,918
  Net proceeds from direct
   purchase and dividend
   reinvestment                             -             80        116,413             -              -         116,493
  Preferred Series A dividends
   declared $1.97 per share                 -              -              -             -        (14,593)        (14,593)
  Preferred Series B dividends
   declared $1.50 per share                 -              -              -             -         (6,900)         (6,900)
  Common dividends declared,
   $1.04 per share                          -              -              -             -       (339,780)       (339,780)
                              -------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2007        $   177,088    $     4,018    $ 5,297,922     ($152,197)     ($121,893)    $ 5,204,938
                              ===========================================================================================

See notes to consolidated financial statements.

                ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005
                             (dollars in thousands)

                                                For the Year Ended For the Year Ended For the Year Ended
                                                December 31, 2007  December 31, 2006   December 31, 2005
                                                ---------------------------------------------------------
Cash flows from operating activities:
Net income (loss)                               $         414,384 $       93,816                 ($9,247)
Adjustments to reconcile net income (loss) to
 net cash provided by operating activities:
    Amortization of Mortgage Backed Securities
     premiums and discounts, net                           65,185         63,625                 154,309
    Amortization of intangibles                             1,377          1,589                     571
    Amortization of trading securities premiums
     and discounts                                            (11)             -                       -
    Loss (gain) on sale of Investment Securities          (19,062)         3,862                  53,238
    Gain on termination of interest rate swaps             (2,096)       (10,674)                      -
    Stock option and long-term compensation
     expense                                                1,355          1,285                      56
    Net realized gain on trading investments               (4,430)        (1,200)                      -
    Unrealized (appreciation) depreciation on
     trading investments                                  (11,013)         1,180                       -
    Market value adjustment on long-term
     repurchase agreements                                      -           (149)                 (2,514)
    Loss on other-than-temporarily impaired
     securities                                             1,189         52,348                  83,098
    Impairment of intangibles                                   -          2,493                       -
    (Increase) decrease in accrued interest
     receivable                                          (123,322)       (76,224)                 10,555
    Increase in other assets                               (2,264)          (238)                   (425)
    Purchase of trading investments                       (18,479)       (44,200)                      -
    Proceeds from sale of trading securities               23,640         28,838                       -
    Purchase of trading securities sold, not yet
     purchased                                            (13,620)       (16,096)                      -
    Proceeds for securities sold, not yet
     purchased                                             21,489         55,073                       -
    (Decrease) increase in advisory and service
     fees receivable                                         (420)           319                  (1,138)
    Increase (decrease) in interest payable               173,610         56,004                  (7,727)
    Increase in accrued expenses and other
     liabilities                                           17,872          9,978                     753
                                                ---------------------------------------------------------
      Net cash provided by operating activities           525,384        221,629                 281,529
                                                ---------------------------------------------------------
Cash flows from investing activities:
  Purchase of Mortgage-Backed Securities              (32,832,687)   (23,196,076)             (7,416,869)
  Proceeds from sale of Investment Securities           4,847,909      3,040,984               3,231,219
  Principal payments of Mortgage-Backed
   Securities                                           6,831,406      5,115,693               7,053,867
  Purchase of agency debentures                          (256,241)             -                       -
  Proceeds from called agency debentures                        -              -                 130,000
  Purchase of equity investment                           (54,324)             -                       -
                                                ---------------------------------------------------------
      Net cash (used in) provided by investing
       activities                                     (21,463,937)   (15,039,399)              2,998,217
                                                ---------------------------------------------------------
Cash flows from financing activities:
  Proceeds from repurchase agreements                 393,750,907    292,418,807             245,514,548
  Principal payments on repurchase agreements        (375,218,367)  (278,481,088)           (248,646,126)
  Proceeds from exercise of stock options                     576            183                     197
  Proceeds from termination of interest rate
   swaps                                                    2,096         10,674                       -
  Proceeds from direct purchase and dividend
   reinvestment                                           116,493              -                     440
  Net proceeds from follow-on offerings                 2,485,529        914,000                       -
  Net proceeds from preferred stock offering                    -        111,466                       -
  Net proceeds from equity shelf program and ATM
   Equity Sales Agreement                                  80,918         20,912                  40,148
  Minority interest                                        (3,750)         5,324
  Dividends paid                                         (263,671)       (95,534)               (189,998)
                                                ---------------------------------------------------------
      Net cash provided by (used in) financing
       activities                                      20,950,731     14,904,744              (3,280,791)
                                                ---------------------------------------------------------
Net increase (decrease) in cash and cash
 equivalents                                               12,178         86,974                  (1,045)
Cash and cash equivalents, beginning of year               91,782          4,808                   5,853
                                                ---------------------------------------------------------
Cash and cash equivalents, end of year          $         103,960 $       91,782      $            4,808
                                                =========================================================
Supplemental disclosure of cash flow
 information:
  Interest paid                                 $       1,752,855 $      999,009      $          576,287
                                                =========================================================
  Taxes paid                                    $          10,272 $        7,242      $           11,740
                                                =========================================================
Noncash financing activities:
  Net change in unrealized loss on available-
   for-sale securities and interest rate swaps,
   net of reclassification adjustment                    ($76,085)$      131,005                ($86,317)
                                                =========================================================
  Dividends declared, not yet paid              $         136,618 $       39,016      $           12,368
                                                =========================================================

See notes to consolidated financial statements.

                ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
--------------------------------------------------------------------------------

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

     Annaly Capital Management, Inc. (the "Company") was incorporated in Maryland on November 25, 1996. The Company changed its name from Annaly Mortgage Management, Inc. to Annaly Capital Management, Inc. effective August 2, 2006. The Company commenced its operations of purchasing and managing an investment portfolio of mortgage-backed securities on February 18, 1997, upon receipt of the net proceeds from the private placement of equity capital. An initial public offering was completed on October 14, 1997. The Company is a real estate investment trust (REIT) under the Internal Revenue Code of 1986, as amended. The Company acquired Fixed Income Discount Advisory Company ("FIDAC") on June 4, 2004. FIDAC is a registered investment advisor and is a taxable REIT subsidiary of the Company. On June 27, 2006, the Company made a majority equity investment in an affiliated investment fund (the "Fund"). The Company acquired approximately 3.6 million shares of common stock of Chimera Investment Corporation ("Chimera") for approximately $54.3 million on November 21, 2007. Chimera is a newly-formed, publicly traded, specialty finance company that invests in residential mortgage loans, residential mortgage-backed securities, real estate related securities and various other asset classes. Chimera is externally managed by FIDAC and intends to elect and qualify to be taxed as a REIT for federal income tax purposes.

A summary of the Company's significant accounting policies follows:

     The consolidated financial statements include the accounts of the Company, FIDAC and the Fund. All intercompany balances and transactions have been eliminated. The minority shareholder's interest in the Fund is reflected as minority interest in the consolidated financial statements.

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

     Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires the Company to classify its Investment Securities as either trading investments, available-for-sale investments or held-to-maturity investments. Although the Company generally intends to hold most of its Investment Securities until maturity, it may, from time to time, sell any of its Investment Securities as part of its overall management of its portfolio. Accordingly, SFAS No. 115 requires the Company to classify all of its Investment Securities as available-for-sale. All assets classified as available-for-sale are reported at estimated fair value, based on market prices from independent sources, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity. The investment in Chimera is accounted for as available-for-sale under the provisions of SFAS 115.

     Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been lower than carrying value, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Unrealized losses on Investment Securities that are considered other than temporary, as measured by the amount of decline in fair value attributable to other-than-temporary factors, are recognized in income and the cost basis of the Investment Securities is adjusted. The loss on other-than-temporarily impaired securities was $1.2 million, $52.3 million and $83.1 million during the years ended December 31, 2007, 2006 and 2005, respectively.

     SFAS No. 107, Disclosure About Fair Value of Financial Instruments, requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. The estimated fair value of Investment Securities and interest rate swaps is equal to their carrying value presented in the consolidated statements of financial condition. The estimated fair value of trading securities and trading securities sold, not yet purchased, is equal to their carrying value presented in the consolidated statements of financial condition. The estimated fair value of cash and cash equivalents, accrued interest receivable, receivable for securities sold, receivable for advisory and service fees, repurchase agreements with maturities shorter than one year, and payable for mortgage-backed securities purchased, dividends payable, accounts payable, and accrued interest payable, generally approximates cost as of December 31, 2007 due to the short term nature of these financial instruments.

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

     Investment Securities transactions are recorded on the trade date. Purchases of newly-issued securities are recorded when all significant uncertainties regarding the characteristics of the securities are removed, generally shortly before settlement date. Realized gain and losses on sale of Investment Securities are determined on the specific identification method.

     Derivative Financial Instruments/Hedging Activity - The Company hedges interest rate risk through the use of derivative financial instruments, comprised of interest rate caps and interest rate swaps (collectively, "Hedging Instruments"). The Company accounts for Hedging Instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, ("SFAS 133") as amended and interpreted. The Company carries all Hedging Instruments at their fair value, as assets, if their fair value is positive, or as liabilities, if their fair value is negative. As the Company's interest rate swaps are designated as cash flow hedges under SFAS No. 133, the change in the fair value of any such derivative is recorded in other comprehensive income or loss for hedges that qualify as effective. At December 31, 2007, the Company did not have any interest rate caps. The ineffective amount of all Hedging Instruments, if any, is recognized in earnings each year. To date, the Company has not recognized any change in the value of its interest rate swaps in earnings as a result of the hedge or a portion thereof being ineffective.

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

     Trading Securities and Trading Securities sold, not yet purchased - Trading securities and trading securities sold, not yet purchased, are presented in the consolidated statements of financial conditions as a result of consolidating the financial statements of the Fund, and are carried at fair value at December 31, 2007. The realized and unrealized gains and losses, as well as other income or loss from trading securities, are recorded in the income from trading securities balance in the accompanying consolidated statements of operations.

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

     Use of Estimates - The preparation of the consolidated financial statements in conformity with Generally Accepted Accounting Principles or ("GAAP"), requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Goodwill and Intangible assets - The Company's acquisition of FIDAC was accounted for using the purchase method. Under the purchase method, net assets and results of operations of acquired companies are included in the consolidated financial statements from the date of acquisition. In addition, the cost of FIDAC was allocated to the assets acquired, including identifiable intangible assets, and the liabilities assumed based on their estimated fair values at the date of acquisition. The excess of purchase price over the fair value of the net assets acquired was recognized as goodwill. Intangible assets are periodically (but not less frequently than annually) reviewed for potential impairment. Intangible assets with an estimated useful life are expected to amortize over a
7.8 year weighted average time period. During the year ended December 31, 2007, there were no impairment losses. During the year ended December 31, 2006 the Company recognized $2.5 million in impairment losses on intangible assets relating to customer relationships. During the year ended December 31, 2005, the Company did not have impairment losses.

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

     The Company elected to recognize compensation expense on a straight-line basis over the requisite service period for the entire award (that is, over the requisite service period of the last separately vesting portion of the award). The Company estimated fair value using the Black-Scholes valuation model. The Company granted 687,250 options during the year ended December 31, 2007. During the year ended December 31, 2007, the Company granted 7,000 shares of restricted common stock to certain of its employees. As of December 31, 2007, 5,250 of these restricted shares were unvested and subject to forfeiture.

     Recent Accounting Pronouncements- In February 2006, the FASB issued FAS No. 155, Accounting for Certain Hybrid Instruments, an amendment of FASB Statements No. 133 and 140 ("SFAS 155").. Among other things, SFAS 155: (i) permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (v) amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 was effective for all financial instruments acquired or issued by the Company after January 1, 2007. Securitized interests which only contain an embedded derivative that is tied to the prepayment risk of the underlying prepayable financial assets and for which the investor does not control the right to accelerate the settlement of such financial assets are excluded under a scope exception adopted by the FASB. None of the Company's assets were subject to SFAS 155 as a result of this scope exception. Consequently, the Company has continued to record changes in the market value of its investment securities through Other Comprehensive Income, a component of stockholders' equity. Therefore, the adoption of SFAS 155 did not have any impact on the Company's consolidated financial statements.

     In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 ("FIN 48"), and related implementation issues. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a threshold and measurement attribute for recognition in the financial statements of an asset or liability resulting from a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 was effective for the Company on January 1, 2007. There was no impact to the Company's financial statements from implementing this new standard.

     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of its financial instruments according to a fair value hierarchy (i.e., levels 1, 2, and 3, as defined). Additionally, companies are required to provide enhanced disclosure regarding instruments in the level 3 category (the valuation of which require significant management judgment), including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS 157 is effective for the Company on January 1, 2008. The Company does not believe that the adoption of SFAS 157 will have a significant impact on its financial position or results of operations the manner in which it estimates fair value, but expects that adoption will increase footnote disclosure to comply with SFAS 157 disclosure requirements for financial statements issued after January 1, 2008.

     In February 2007, the FASB issued SFAS No 159, The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115 ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date SFAS 159 is effective for the Company commencing January 1, 2008. The Company did not elect the fair value option for any existing eligible financial instruments.

     Proposed FASB Staff Position - The FASB issued a proposed FASB Staff Position ("FSP") FAS No. 140-d relating to FASB Statement No. 140, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions to address situations where assets purchased from a particular counterparty and financed through a repurchase agreement with the same counterparty can be considered and accounted for as separate transactions. Currently, the Company records such assets and the related financing on a gross basis in the consolidated statement of financial condition, and the corresponding interest income and interest expense in the Company's consolidated statement of operations and comprehensive income (loss). For assets representing available-for-sale investment securities, as in the Company's case, any change in fair value is reported through other comprehensive income under SFAS 115, with the exception of impairment losses, which are recorded in the consolidated statement of operations and comprehensive (loss) income as realized losses.

     FASB's proposed staff position requires that all of the following criteria be met in order to continue the application of SFAS 140 as described above: (1) the initial transfer of and repurchase financing cannot be contractually contingent; (2) the repurchase financing entered into between the parties provides full recourse to the transferee and the repurchase price is fixed; (3) the financial asset is "readily obtainable" in the marketplace and the transfer is executed at market rates; (4) the borrower maintains the right to the collateral and the lender cannot re-pledge the asset prior to settlement of the repurchase agreement; and (4) the repurchase agreement and financial asset do not mature simultaneously.

     At this time, the Company believes that its purchases and subsequent financing through repurchase agreements with the same counterparty meet the criteria enumerated in the proposed FSP FAS No. 140-d for treatment as a non-linked transfer and repurchase under SFAS No. 140 and the Company believes that if the FSP is ultimately issued in substantially its current form, there will be no effect on the manner in which the Company records such assets, their financings, and the corresponding interest income and interest expense. FSP FAS No. 140-d may be subject to significant changes prior to finalization, which may impact the Company's current assessment of its impact.

     2. MORTGAGE-BACKED SECURITIES

     The following tables present the Company's available-for-sale Mortgage-Backed Securities portfolio as of December 31, 2007 and 2006:

                        Federal Home Loan  Federal National  Government National
                             Mortgage           Mortgage          Mortgage        Total Mortgage-
December 31, 2007           Corporation        Association       Association      Backed Securities
                        ----------------------------------------------------------------------------
                                                   (dollars in thousands)
Mortgage-Backed
Securities, gross        $ 19,789,792       $     32,155,740  $         367,066  $       52,312,598
Unamortized discount          (30,679)               (45,496)              (506)            (76,681)
Unamortized premium           136,780                266,357              2,678             405,815
                        ----------------------------------------------------------------------------
Amortized cost             19,895,893             32,376,601            369,238          52,641,732

Gross unrealized gains        141,248                224,795              2,229             368,272
Gross unrealized losses       (52,623)               (75,949)            (1,904)           (130,476)
                        ----------------------------------------------------------------------------

Estimated fair value     $ 19,984,518       $     32,525,447  $         369,563  $       52,879,528
                        ============================================================================
                                           Gross Unrealized   Gross Unrealized
                          Amortized Cost          Gain               Loss       Estimated Fair Value
                        ----------------------------------------------------------------------------

Adjustable rate          $ 15,361,031       $         96,310           ($76,853) $       15,380,488

Fixed rate                 37,280,701                271,962            (53,623)         37,499,040
                        ----------------------------------------------------------------------------

Total                    $ 52,641,732       $        368,272          ($130,476) $       52,879,528
                        ============================================================================


                        Federal Home Loan  Federal National  Government National
                             Mortgage           Mortgage          Mortgage        Total Mortgage-
December 31, 2006           Corporation        Association       Association      Backed Securities
                        ----------------------------------------------------------------------------
                                                   (dollars in thousands)
Mortgage-Backed
Securities, gross        $      10,675,235  $     19,085,218  $         324,338  $       30,084,791
Unamortized discount               (21,332)          (56,517)              (204)            (78,053)
Unamortized premium                 82,707           133,164              3,271             219,142
                        ----------------------------------------------------------------------------
Amortized cost                  10,736,610        19,161,865            327,405          30,225,880

Gross unrealized gains              35,174            74,498                366             110,038
Gross unrealized losses            (73,125)          (92,548)            (2,736)           (168,409)
                        ----------------------------------------------------------------------------

Estimated fair value     $      10,698,659  $     19,143,815  $         325,035  $       30,167,509
                        ============================================================================
                                           Gross Unrealized   Gross Unrealized
                          Amortized Cost          Gain               Loss       Estimated Fair Value
                        ----------------------------------------------------------------------------
                                                   (dollars in thousands)
Adjustable rate          $       8,546,363  $         12,764           ($61,483) $        8,497,644

Fixed rate                      21,679,517            97,274           (106,926)         21,669,865
                        ----------------------------------------------------------------------------

Total                    $      30,225,880  $        110,038          ($168,409) $       30,167,509
                        ============================================================================

     Actual maturities of Mortgage-Backed Securities are generally shorter than stated contractual maturities. Actual maturities of the Company's
Mortgage-Backed Securities are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal. The following table summarizes the Company's mortgage-backed securities on December 31, 2007 and 2006, according to their estimated weighted-average life classifications:

                                  December 31, 2007                    December 31, 2006
  Weighted-Average Life    Fair Value      Amortized Cost        Fair Value        Amortized Cost
----------------------------------------------------------------------------------------------------
                                                   (dollars in thousands)
----------------------------------------------------------------------------------------------------
Less than one year       $       324,495    $        326,754    $        379,967    $        382,268
Greater than one year and
 less than five years         35,772,813          35,586,721          21,788,975          21,851,659
Greater than or equal to
 five years                   16,782,220          16,728,257           7,998,567           7,991,953

                         ---------------------------------------------------------------------------
Total                    $    52,879,528    $     52,641,732    $     30,167,509    $     30,225,880
                         ===========================================================================

     The weighted-average lives of the mortgage-backed securities at December 31, 2007 and 2006 in the table above are based upon data provided through subscription-based financial information services, assuming constant principal prepayment rates to the reset date of each security. The prepayment model considers current yield, forward yield, steepness of the yield curve, current mortgage rates, mortgage rate of the outstanding loans, loan age, margin and volatility.

     The following table presents the gross unrealized losses, and estimated fair value of the Company's Mortgage-Backed Securities by length of time that such securities have been in a continuous unrealized loss position at December 31, 2007 and December 31, 2006.

                                                         Unrealized Loss Position For:
------------------------- ---------------------------------------------------------------------------------------------
                              Less than 12 Months             12 Months or More                     Total
------------------------- ----------------------------- ------------------------------ --------------------------------
                            Estimated     Unrealized      Estimated      Unrealized      Estimated       Unrealized
                           Fair Value       Losses        Fair Value       Losses        Fair Value        Losses
------------------------- -------------- -------------- --------------- -------------- --------------- ----------------
                                                             (dollars in thousands)
December 31, 2007            $7,593,443      ($62,594)      $5,340,667      ($67,882)     $12,934,110       ($130,476)

December 31, 2006            $6,324,266      ($30,244)      $6,817,667     ($138,165)     $13,141,933       ($168,409)

     The decline in value of these securities is solely due to market conditions and not the quality of the assets. All of the Mortgage-Backed Securities are "AAA" rated or carry an implied "AAA" rating. The investments are not considered other-than-temporarily impaired because the Company currently has the ability and intent to hold the investments to maturity or for a period of time sufficient for a forecasted market price recovery up to or beyond the cost of the investments. Also, the Company is guaranteed payment of the principal amount of the securities.

     The adjustable rate Mortgage-Backed Securities are limited by periodic caps (generally interest rate adjustments are limited to no more than 1% every nine months) and lifetime caps. The weighted average lifetime cap was 9.9% at December 31, 2007 and 9.8% at December 31, 2006.

     During the year ended December 31, 2007, the Company realized $19.1 million in net gains from sales of Investment Securities. During the year ended December 31, 2006, the Company realized $3.9 million in net losses from sales of Investment Securities.

3. REPURCHASE AGREEMENTS

     The Company had outstanding $46.0 billion and $27.5 billion of repurchase agreements with weighted average borrowing rates of 4.76% and 5.14%, with the effect of interest rate swaps, and weighted average remaining maturities of 234 days and 125 days as of December 31, 2007 and December 31, 2006, respectively. Investment Securities pledged as collateral under these repurchase agreements had an estimated fair value of $48.3 billion at December 31, 2007 and $28.6 billion at December 31, 2006.

     At December 31, 2007 and December 31, 2006, the repurchase agreements had the following remaining maturities:

                December 31, 2007   December 31, 2006
                        (dollars in thousands)
               ----------------------------------------
Within 30 days     $     34,940,600    $     22,778,703
30 to 59 days             4,005,960           2,285,317
60 to 89 days               300,000             200,000
90 to 119 days                    0                   -
Over 120 days             6,800,000           2,250,000
               ----------------------------------------
Total              $     46,046,560    $     27,514,020
               ========================================

     The Company did not have an amount at risk greater than 10% of the equity of the Company with any counterparties as of December 31, 2007 or December 31, 2006.

     The Company has entered into repurchase agreements which provide the counterparty with the right to call the balance prior to maturity date. The repurchase agreements totaled $6.4 billion and the market value of the option to call is $176.7 million. Management has determined that the call option is not required to be bifurcated under the provisions of FASB No. 133 as it is deemed clearly and closely related to the debt instrument, therefore the option value is not recorded in the consolidated financial statements.

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

4. INTEREST RATE SWAPS

     In connection with the Company's interest rate risk management strategy, the Company hedges a portion of its interest rate risk by entering into derivative financial instrument contracts. As of December 31, 2007, such instruments are comprised of interest rate swaps, which in effect modify the cash flows on repurchase agreements. The use of interest rate swaps creates exposure to credit risk relating to potential losses that could be recognized if the counterparties to these instruments fail to perform their obligations under the contracts. In the event of a default by the counterparty, the Company could have difficulty obtaining its Mortgage-Backed Securities pledged as collateral for swaps. The Company does not anticipate any defaults by its counterparties.

     The Company's swaps are used to lock-in the fixed rate related to a portion of its current and anticipated future 30-day term repurchase agreements.

The table below presents information about the Company's swaps outstanding at December 31, 2007.

              Notional Amount                      Weighted        Net Estimated Fair
               (dollars in     Weighted Average     Average        Value/Carrying Value
December 31,     thousands)         Pay Rate      Receive Rate   (dollars in thousands)
------------------------------------------------------------------------------------------
        2007        $16,243,500            5.03%          5.06%        $     (398,096)

        2006        $ 9,328,400            5.17%          5.35%        $      (17,621)

     During the year ended December 31, 2007, the Company had a $2.1 million realized gain on the termination of interest rate swaps with a notional value of $900 million. During the year ended December 31, 2006, the Company had a $10.7 million gain on the termination of interest rate swaps with a notional value of $1.2 billion.

5. PREFERRED STOCK AND COMMON STOCK

     (A) Stock Issuances

     On October 11, 2007, the Company entered into an underwriting agreement pursuant to which it sold 71,300,000 shares of its common stock for net proceeds following underwriting expenses of approximately $1.0 billion. This transaction settled on October 17, 2007.

     On July 12, 2007, the Company entered into an underwriting agreement pursuant to which it sold 54,050,000 shares of its common stock for proceeds of $720.8 million net of underwriting fees. This transaction settled on July 18, 2007.

     On March 7, 2007, the Company entered into an underwriting agreement pursuant to which it sold 57,500,000 shares of its common stock for net proceeds following underwriting expenses of approximately $737.4 million. This transaction settled on March 13, 2007.

     During the year ended December 31, 2007, the Company raised $116.5 million by issuing 8.0 million shares through the Direct Purchase and Dividend Reinvestment Program.

     During the year ended December 31, 2007, 55,738 options were exercised under the Long-Term Stock Incentive Plan, or Incentive Plan, for an aggregate exercise price of $576,000.

     On August 3, 2006, the Company entered into an ATM Equity Offering(sm) Sales Agreement with Merrill Lynch & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, relating to the sale of shares of its common stock from time to time through Merrill Lynch. Sales of the shares, if any, are made by means of ordinary brokers' transaction on the New York Stock Exchange. During the year ended December 31, 2007, 4.5 million shares of our common stock were issued pursuant to this program, totaling $66.2 million in net proceeds.

     On August 3, 2006, the Company entered into an ATM Equity Sales Agreement with UBS Securities LLC, relating to the sale of shares of our common stock from time to time through UBS Securities. Sales of the shares, if any, will be made by means of ordinary brokers' transaction on the New York Stock Exchange. During the year ended December 31, 2007, 1.1 million shares of its common stock were issued pursuant to this program, totaling $14.7 million in net proceeds.

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

     During the year ended December 31, 2006, 500,000 shares of the Company's common stock, with net proceeds of $6.7 million, were issued pursuant to the Merrill ATM Program. During the year ended December 31, 2006, 1.1 million shares of the Company's common stock were issued through the Equity Shelf Program with UBS Securities, totaling net proceeds of $14.2 million.

     During the year ended December 31, 2007, the Company declared dividends to common shareholders totaling $339.8 million or $1.04 per share, of which $136.6 million were paid on January 28, 2008. During the year ended December 31, 2007, the Company declared and paid dividends to Series A preferred shareholders totaling $14.6 million or $1.97 per share and Series B Preferred shareholders totaling $6.9 million or $1.50 per share.

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

     During the year ended December 31, 2005, the Company declared dividends to common shareholders totaling $127.1 million, or $1.04 per share, and the Company declared and paid dividends to preferred shareholders totaling $14.6 million or $1.97 per share. During the year ended December 31, 2005, 2,381,550 shares of the Company's common stock were issued through the Equity Shelf Program, totaling net proceeds of $40.1 million. During the year ended December 31, 2005, 16,128 options were exercised under the long-term compensation plan for an aggregate exercise price of $253,000. In addition, 24,253 common shares were sold through the dividend reinvestment and direct purchase program for $440,000 during the year ended December 31, 2005.

     (B) Preferred Stock

     At December 31, 2007, the Company had issued and outstanding 7,412,500 shares of Series A Cumulative Redeemable Preferred Stock, with a par value $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The Series A preferred stock must be paid a dividend at a rate of 7.875% per year on the $25.00 liquidation preference before the common stock is entitled to receive any dividends. The Series A preferred stock is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not declared) exclusively at the Company's option commencing on April 5, 2009 (subject to the Company's right under limited circumstances to redeem the Series A preferred stock earlier in order to preserve its qualification as a REIT). The Series A preferred stock is senior to the Company's common stock and is on parity with the Series B preferred stock with respect to dividends and distributions, including distributions upon liquidation, dissolution or winding up. The Series A preferred stock generally does not have any voting rights, except if the Company fails to pay dividends on the Series A preferred stock for six or more quarterly periods (whether or not consecutive). Under such circumstances, the Series A preferred stock, together with the Series B preferred stock, will be entitled to vote to elect two additional directors to the Board, until all unpaid dividends have been paid or declared and set apart for payment. In addition, certain material and adverse changes to the terms of the Series A preferred stock cannot be made without the affirmative vote of holders of at least two-thirds of the outstanding shares of Series A preferred stock and Series B preferred stock. Through December 31, 2007, the Company had declared and paid all required quarterly dividends on the Series A preferred stock.

     At December 31, 2007, the Company had issued and outstanding 4,600,000 shares of Series B Cumulative Convertible Preferred Stock, with a par value $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The Series B preferred stock must be paid a dividend at a rate of 6% per year on the $25.00 liquidation preference before the common stock is entitled to receive any dividends.

     The Series B preferred stock is not redeemable. The Series B preferred stock is convertible into shares of common stock at a conversion rate that adjusts from time to time upon the occurrence of certain events, including if the Company distributes to its common shareholders in any calendar quarter cash dividends in excess of $0.11 per share. Initially, the conversion rate was
1.7730 shares of common shares per $25 liquidation preference. Commencing April 5, 2011, the Company has the right in certain circumstances to convert each Series B preferred stock into a number of common shares based upon the then prevailing conversion rate. The Series B preferred stock is also convertible into common shares at the option of the Series B preferred shareholder at any time at the then prevailing conversion rate. The Series B preferred stock is senior to the Company's common stock and is on parity with the Series A preferred stock with respect to dividends and distributions, including distributions upon liquidation, dissolution or winding up. The Series B preferred stock generally does not have any voting rights, except if the Company fails to pay dividends on the Series B preferred stock for six or more quarterly periods (whether or not consecutive). Under such circumstances, the Series B preferred stock, together with the Series A preferred stock, will be entitled to vote to elect two additional directors to the Board, until all unpaid dividends have been paid or declared and set apart for payment. In addition, certain material and adverse changes to the terms of the Series B preferred stock cannot be made without the affirmative vote of holders of at least two-thirds of the outstanding shares of Series B preferred stock and Series A preferred stock. Through December 31, 2007, the Company had declared and paid all required quarterly dividends on the Series B preferred stock.

6. NET INCOME (LOSS) PER COMMON SHARE

     The following table presents a reconciliation of the net income (loss) and shares used in calculating basic and diluted earnings per share for the years ended December 31, 2007, 2006 and 2005.

                                                               For the years ended
                                                  ----------------------------------------------
                                                  December 31,   December 31,    December 31,
                                                       2007          2006            2005
                                                  ----------------------------------------------

Net income (loss)                                 $      414,384  $      93,816         ($9,247)
Less: Preferred stock dividends                           21,493         19,557          14,593
                                                  ----------------------------------------------
Net income available to common shareholders, prior
 to adjustment for Series B dividends, if
 necessary                                               392,891         74,259         (23,840)

Add: Preferred Series B dividends, if Series B
 shares are dilutive                                       6,900              -               -
                                                  ----------------------------------------------

Net income, as adjusted                                  399,791         74,259         (23,840)
                                                  ----------------------------------------------

Weighted average shares of common stock
outstanding-basic                                        297,488        167,667         122,475

Add: Effect of dilutive stock options and Series B
Cumulative Convertible Preferred Stock                     8,775             79               -

                                                  ----------------------------------------------
Weighted average shares of common
stock outstanding-diluted                                306,263        167,746         122,475
                                                  ==============================================

     The Series B Cumulative Convertible Preferred Stock was anti-dilutive for the years ended December 31, 2006 and 2005. Because the Company had a net loss related to common shareholders for the year ended December 31, 2005, options to purchase 2,333,593 shares of common stock were considered anti-dilutive for the year ended December 31, 2005.

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

                                                                            For the years ended
                                              ------------------------------------------------------------------------------
                                                  December 31, 2007         December 31, 2006          December 31, 2005
                                              ------------------------- ------------------------- --------------------------
                                                            Weighted                  Weighted                   Weighted
                                                             Average                   Average                   Average
                                               Number of    Exercise     Number of    Exercise     Number of     Exercise
                                                Shares        Price       Shares        Price       Shares        Price
                                              ------------ ------------ ------------ ------------ ------------ -------------
Options outstanding at the beginning of year
                                                2,984,995       $15.10    2,333,593       $16.10    1,645,721        $15.66
Granted                                           687,250        15.69      737,250        11.72      737,750         17.08
Exercised                                         (55,738)       10.34      (22,160)        8.25      (16,128)        12.21
Forfeited                                        (174,240)       16.06      (60,000)       15.39            -             -
Expired                                            (5,000)       20.35       (3,688)       13.69      (33,750)        17.87
                                              ------------ ------------ ------------ ------------ ------------ -------------
Options outstanding at the end of year          3,437,267       $15.23    2,984,995       $15.10    2,333,593        $16.10
                                              ============ ============ ============ ============ ============ =============
Options exercisable at the end of the year      1,286,004       $14.98    1,298,496       $15.28      831,906        $13.84
                                              ============ ============ ============ ============ ============ =============

     The weighted average remaining contractual term was approximately 7.0 years for stock options outstanding and approximately 5.3 years for stock options exercisable as of December 31, 2007. As of December 31, 2007, there was approximately $2.9 million of total unrecognized compensation cost related to nonvested share-based compensation awards. That cost is expected to be recognized over a weighted average period of 2.7 years.

     During the year ended December 31, 2007, the Company granted 7,000 shares of restricted common stock to certain of its employees. As of December 31, 2007, 5,250 of these restricted shares were unvested and subject to forfeiture.

The following table summarizes information about stock options outstanding at December 31, 2007:

                                          Weighted       Weighted Average                  Weighted      Weighted Average
                                           Average          Remaining                      Average          Remaining
                          Total        Exercise Price    Contractual Life      Total       Exercise      Contractual Life
 Range of Exercise       Options          on Total       (Years) on Total     Options      Price on         (Years) on
      Prices           Outstanding       Outstanding       Outstanding      Exercisable  Exercisable       Exercisable
-------------------- ----------------- ---------------- ------------------- ------------ ------------- ---------------------

 $7.94-$19.99               3,432,267           $15.23         7.0            1,286,004     $14.98             5.3
$20.00-$29.99                   5,000            20.70         0.5                5,000      20.70             0.5
                     ----------------- ---------------- ------------------- ------------ ------------- ---------------------
                            3,437,267           $15.23         7.0            1,291,004     $15.00             5.3
                     ================= ================ =================== ============ ============= =====================

8.    INCOME TAXES

     As a REIT, the Company is not subject to Federal income tax on earnings distributed to its shareholders. Most states recognize REIT status as well. The Company has decided to distribute the majority of its income and retain a portion of the permanent difference between book and taxable income arising from
Section 162(m) of the Code pertaining to employee remuneration.

     During the year ended December 31, 2007, the Company did not record income tax expense for income attributable to FIDAC, its taxable REIT subsidiary, and the portion of earnings retained based on Code Section 162(m) limitations. During the year ended December 31, 2007, the Company recorded $9.0 million of income tax expense for a portion of earnings retained based on Section 162(m) limitations. The effective tax rate was 51% for the year ended December 31, 2007.

     During the year ended December 31, 2006, the Company recorded $3.1 million of income tax expense for income attributable to FIDAC, its taxable REIT subsidiary, and the portion of earnings retained based on Code Section 162(m) limitations. During the year ended December 31, 2006, the Company recorded $4.5 million of income tax expense for a portion of earnings retained based on
Section 162(m) limitations. The effective tax rate was 45% for the year ended December 31, 2006.

     During the year ended December 31, 2005, the Company recorded $8.7 million of income tax expense for income attributable to FIDAC and the portion of earnings retained based on Code Section 162(m) limitations. The Company's effective tax rate was 47% for the year ended December 31, 2005.

         The Company's effective tax rate was 51%, 45%, and 47% for the year ended December 31, 2007, 2006, and 2005, respectively. These rates differed from the federal statutory rate as a result of state and local taxes and permanent difference pertaining to employee remuneration as discussed above.

9. LEASE COMMITMENTS

     The Company has a noncancelable lease for office space, which commenced in May 2002 and expires in December 2009. Total office rent expense was $725,000, $618,000, and $573,000 for the years ended December 31, 2007, 2006 and 2005, respectively. The net expense was offset by sub-lease payments received of $96,000, $91,000, and $84,000 for the years ended December 31, 2007, 2006 and
2005, respectively.

     The Company's aggregate future minimum lease payments are $532,000 in 2008 and in 2009.

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

     The Company seeks to manage the extent to which net income changes as a function of changes in interest rates by matching adjustable-rate assets with variable-rate borrowings. The Company may seek to mitigate the potential impact on net income of periodic and lifetime coupon adjustment restrictions in the portfolio of Investment Securities by entering into interest rate agreements such as interest rate caps and interest rate swaps. As of December 31, 2007, the Company entered into interest rate swaps to pay a fixed rate and receive a floating rate of interest, with total notional amount of $16.2 billion.

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

11. COMMITMENTS AND CONTINGENCIES

     From time to time, the Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company's consolidated financial statements.

12. SUBSEQUENT EVENTS

     On January 23, 2008, the Company entered into an underwriting agreement pursuant to which it sold 58,650,000 shares of its common stock for net proceeds following underwriting expenses of approximately $1.1 billion. This transaction settled on January 29, 2008.

13. SUMMARIZED QUARTERLY RESULTS (UNAUDITED)

     The following is a presentation of the quarterly results of operations for the year ended December 31, 2007.

                                                March 31,      June 30,    September 30,  December 31,
                                                   2007          2007            2007           2007
                                                    (dollars in thousands, except per share data)
                                             -----------------------------------------------------------
Interest income                                $    449,564  $    556,262    $    628,696   $    720,925
Interest expense                                    380,164       468,748         519,118        558,435
                                             -----------------------------------------------------------
Net interest income                                  69,400        87,514         109,578        162,490
                                             -----------------------------------------------------------
Other income:
 Investment advisory and service fees                 5,562         5,366           5,464          5,636
 Gain on sale of Investment Securities                6,145         7,293           3,795          1,829
 Gain on termination of interest rate swaps              67             -           2,029              -
  Income from trading securities                      3,429           243           8,288          7,187
  Dividend income from available-for-sale
   equity securities                                                                                  91
  Loss on other-than-temporarily impaired
   securities                                          (491)         (698)              -              -
                                             -----------------------------------------------------------
      Total other income                             14,712        12,204          19,576         14,743
                                             -----------------------------------------------------------
Expenses:
  Distribution fees                                     904           861           1,100            782
  General and administrative expenses                12,886        12,272          17,334         20,174
                                             -----------------------------------------------------------
      Total expenses                                 13,790        13,133          18,434         20,956
                                             -----------------------------------------------------------
Income before income taxes and minority
interest                                             70,322        86,585         110,720        156,277
Income taxes                                          2,604           839           2,327          3,100
                                             -----------------------------------------------------------
Income before minority interest                      67,718        85,746         108,393        153,177
Minority interest                                       286            13             106            245
                                             -----------------------------------------------------------
Net Income                                           67,432        85,733         108,287        152,932
Dividends on preferred stock                          5,373         5,373           5,373          5,374
                                             -----------------------------------------------------------
Net income available to common
shareholders                                   $     62,059  $     80,360    $    102,914   $    147,558
                                             ===========================================================
Weighted average number of basic common
 shares outstanding                             217,490,205   264,990,422     315,969,814    389,410,812
                                             ===========================================================
Weighted average number of diluted common
 shares outstanding                             225,928,127   273,578,836     324,614,534    398,247,632
                                             ===========================================================
Net income available to common
shareholders per average common share:
Basic                                          $       0.29  $       0.30    $       0.33   $       0.38
                                             ===========================================================
Diluted                                        $       0.28  $       0.30    $       0.32   $       0.37
                                             ===========================================================

The following is a presentation of the quarterly results of operations for the year ended December 31, 2006.

                                                March 31,      June 30,    September 30,    December 31,
                                                   2006          2006            2006            2006
                                                     (dollars in thousands, except per share data)
                                             -------------------------------------------------------------
Interest income                                $    194,882  $    280,171    $    339,737    $    407,092
Interest expense                                    167,512       242,473         295,726         349,302
                                             -------------------------------------------------------------
Net interest income                                  27,370        37,698          44,011          57,790
                                             -------------------------------------------------------------
Other (loss) income:
  Investment advisory and service fees                6,997         5,210           4,966           5,178
  (Loss) gain on sale of Investment
   Securities                                        (7,006)       (1,239)           (446)          4,829
  Gain on termination of interest rate swaps              -             -           8,414           2,260
  Income from trading securities                          -             -             612           3,382
  Loss on other-than-temporarily impaired
   securities                                       (26,730)      (20,114)              -          (5,504)
                                             -------------------------------------------------------------
      Total other (loss) income                     (26,739)      (16,143)         13,546          10,145
                                             -------------------------------------------------------------

Expenses:
  Distribution fees                                   1,170           755             724             795
  General and administrative expenses                 7,177         8,985          11,682          12,219
                                             -------------------------------------------------------------
      Total expenses                                  8,347         9,740          12,406          13,014
                                             -------------------------------------------------------------
Impairment of intangible for customer
 relationships                                        1,148         1,345               -               -
                                             -------------------------------------------------------------
(Loss) income before income taxes and
 minority interest                                   (8,864)       10,470          45,151          54,921
Income taxes                                          2,085         1,892           2,273           1,288
                                             -------------------------------------------------------------
(Loss) income before minority interest              (10,949)        8,578          42,878          53,633
Minority interest                                         -             -              28             296
                                             -------------------------------------------------------------
Net (loss) income                                   (10,949)        8,578          42,850          53,337
Dividends on preferred stock                          3,648         5,163           5,373           5,373
                                             -------------------------------------------------------------
Net (loss related) income available to common
shareholders                                       ($14,597) $      3,415    $     37,477    $     47,964
                                             =============================================================
Weighted average number of basic common
 shares outstanding                             123,693,851   158,632,865     181,767,106     205,092,330
                                             =============================================================
Weighted average number of diluted common
 shares outstanding                             123,693,851   158,703,614     189,952,159     213,455,555
                                             =============================================================
Net (loss related) income available to
common shareholders per average common share:
Basic                                           $     (0.12) $       0.02    $       0.21    $       0.23
                                             =============================================================
Diluted                                         $     (0.12) $       0.02    $       0.20    $       0.23
                                             =============================================================

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, State of New York.

                         ANNALY CAPITAL MANAGEMENT, INC.

Date: February 25, 2008     By: /s/ Michael A. J. Farrell
                                -------------------------
                                Michael A. J. Farrell
                                Chairman, Chief Executive Officer, and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

              Signature              Title                                          Date

         /s/ KEVIN P. BRADY
------------------------------------ Director                                February 25, 2008
           Kevin P. Brady


        /s/ KATHRYN F. FAGAN
------------------------------------ Chief Financial Officer and Treasurer   February 25, 2008
          Kathryn F. Fagan           (principal financial and accounting
                                      officer)


      /s/ MICHAEL A.J. FARRELL
------------------------------------ Chairman of the Board, Chief Executive  February 25, 2008
        Michael A. J. Farrell        Officer, President and Director
                                     (principal executive officer)


       /s/ JONATHAN D. GREEN
------------------------------------ Director                                February 25, 2008
          Jonathan D. Green


        /s/ JOHN A. LAMBIASE
------------------------------------ Director                                February 25, 2008
          John A. Lambiase


        /s/ E. WAYNE NORDBERG
------------------------------------ Director                                February 25, 2008
          E. Wayne Nordberg


       /s/ DONNELL A. SEGALAS
------------------------------------ Director                                February 25, 2008
         Donnell A. Segalas


    /s/ WELLINGTON DENAHAN-NORRIS
------------------------------------ Vice Chairman of the Board, Chief       February 25, 2008
      Wellington Denahan-Norris      Investment Officer, Chief Operating
                                     Officer and Director
