Form 10-Q
period 2008-03-31
ANNALY CAPITAL MANAGEMENT INC
filed 2008-05-07
CIK 1043219

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2008

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

Large accelerated filer |X| Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [ ]

  Indicate by check mark whether the registrant is a shell company (as defined
  in Rule 12b-2 of the Exchange Act). Yes  [ ]    No [X]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date:

 Class                                         Outstanding at May 7, 2008
Common Stock, $.01 par value                            468,518,137



                                                   ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

                                                                       FORM 10-Q

                                                                   TABLE OF CONTENTS

Part I.     FINANCIAL INFORMATION

            Item 1.  Financial Statements:

            Consolidated  Statements of Financial  Condition at March 31, 2008  (Unaudited)  and December 31, 2007             1
            (Derived  from the audited  consolidated  statement  of  financial  condition  at December 31, 2007)

            Consolidated  Statements of Operations and  Comprehensive  Income  (Unaudited)  for the quarters ended             2
            March 31, 2008 and 2007

            Consolidated Statement of Stockholders' Equity (Unaudited) for the quarter ended March 31, 2008                    3

            Consolidated  Statements  of Cash Flows  (Unaudited)  for the  quarters  ended March 31, 2008 and 2007             4

            Notes to Consolidated Financial Statements (Unaudited)                                                             5

            Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations                      20

            Item 3. Quantitative and Qualitative Disclosures about Market Risk                                                 36

            Item 4. Controls and Procedures                                                                                    38

Part II.    OTHER INFORMATION

            Item 1. Legal Proceedings                                                                                          39

            Item 1A. Risk Factors                                                                                              39

            Item 6. Exhibits                                                                                                   40

            SIGNATURES                                                                                                         41


Part I
Item1.  Financial Statements

                ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                  (dollars in thousands, except for share data)

                                                                          (Unaudited)
                                                                         March 31, 2008     December 31, 2007(1)
                                                                       ------------------------------------------
                                  ASSETS
                                  ------

     Cash and cash equivalents                                                $ 1,549,041              $ 103,960
     Reverse repurchase agreements                                                800,000                      -
     Mortgage-Backed Securities, at fair value                                 56,115,025             52,879,528
     Agency debentures, at fair value                                             738,837                253,915
     Available for sale equity securities, at fair value                           44,546                 64,754
     Trading securities, at fair value                                              1,836                 11,675
     Receivable for Mortgage-Backed Securities sold                               174,413                276,737
     Accrued interest receivable                                                  287,261                271,996
     Receivable for advisory and service fees                                       4,581                  3,598
     Intangible for customer relationships, net                                     8,840                  9,842
     Goodwill                                                                      22,966                 22,966
     Other assets                                                                   4,347                  4,543
                                                                       ------------------------------------------

          Total assets                                                        $59,751,693            $53,903,514
                                                                       ==========================================

                   LIABILITIES AND STOCKHOLDERS' EQUITY
                   ------------------------------------

     Liabilities:
       Repurchase agreements                                                  $51,324,007            $46,046,560
       Payable for Investment Securities purchased                                828,235              1,677,131
       Trading securities sold, not yet purchased, at fair value                   37,268                 32,835
       Accrued interest payable                                                   172,575                257,608
       Dividends payable                                                          224,823                136,618
       Accounts payable                                                            20,123                 36,688
       Interest rate swaps, at fair value                                         789,859                398,096
                                                                       ------------------------------------------

          Total liabilities                                                    53,396,890             48,585,536
                                                                       ------------------------------------------

     Minority interest in equity of consolidated affiliate                              -                  1,574
                                                                       ------------------------------------------

     6.00% Series B Cumulative Convertible Preferred Stock:
       4,600,000 shares authorized, 4,597,550 and 4,600,000                       111,405                111,466
        shares issued and outstanding
                                                                       ------------------------------------------

     Commitments and contingencies (Note 13)                                            -                      -

     Stockholders' Equity:
     7.875% Series A Cumulative Redeemable Preferred Stock:
       7,637,500 shares authorized 7,412,500 issued and outstanding               177,088                177,088
      Common stock: par value $.01 per share; 487,762,500 shares authorized, 468,380,797 and 401,822,703 issued and
     outstanding,                                                                   4,684                  4,018
        respectively
     Additional paid-in capital                                                 6,506,494              5,297,922
     Accumulated other comprehensive loss                                        (335,814)              (152,197)
     Accumulated deficit                                                         (109,054)              (121,893)
                                                                       ------------------------------------------


          Total stockholders' equity                                            6,243,398              5,204,938
                                                                       ------------------- ----------------------

     Total liabilities, minority interest, Series B Cumulative
     Convertible Preferred Stock and stockholders' equity                     $59,751,693            $53,903,514
                                                                       =================== ======================

     (1) Derived from the audited consolidated financial statements at December 31, 2007.

     See notes to consolidated financial statements.

                ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (UNAUDITED)
                (dollars in thousands, except per share amounts)

                                                                        For the Quarter Ended     For the Quarter Ended
                                                                            March 31, 2008            March 31, 2007
                                                                       ------------------------- -------------------------
Interest income                                                                        $791,128                  $449,564

Interest expense                                                                        537,606                   380,164

                                                                       ------------------------- -------------------------
Net interest income                                                                     253,522                    69,400
                                                                       ------------------------- -------------------------

Other income:
   Investment advisory and service fees                                                   6,598                     5,562
   Gain on sale of Investment Securities                                                  9,417                     6,145
   Gain on termination of interest rate swaps                                                 -                        67
   Income from trading securities                                                         1,854                     3,429
   Dividend income from available-for-sale equity securities                                941                         -
   Loss on other-than-temporarily impaired securities                                         -                     (491)
                                                                       ------------------------- -------------------------

     Total other income                                                                  18,810                    14,712
                                                                       ------------------------- -------------------------

Expenses:
                                                                                            633                       904
  Distribution fees
  General and administrative expenses                                                    23,995                    12,886
                                                                       ------------------------- -------------------------
     Total expenses                                                                      24,628                    13,790
                                                                       ------------------------- -------------------------

                                                                                        247,704                    70,322
 Income before income taxes and minority interest

 Income taxes                                                                             4,610                     2,604
                                                                       ------------------------- -------------------------

 Income before minority interest                                                        243,094                    67,718

 Minority interest                                                                           58                       286
                                                                       ------------------------- -------------------------

 Net income                                                                             243,036                    67,432

Dividends on preferred stock                                                              5,373                     5,373
                                                                       ------------------------- -------------------------

Net  income available to common shareholders                                           $237,663                   $62,059
                                                                       ------------------------- -------------------------

Net income available per share to common shareholders:
  Basic                                                                                   $0.54                     $0.29
                                                                       ========================= =========================
  Diluted                                                                                 $0.53                     $0.28
                                                                       ========================= =========================

Weighted average number of common shares outstanding:

  Basic                                                                             443,812,432               217,490,205
                                                                       ========================= =========================
  Diluted                                                                           452,967,457               225,928,127
                                                                       ========================= =========================

Net income                                                                             $243,036                   $67,432
                                                                       ------------------------- -------------------------

Comprehensive income:
  Unrealized gain on available-for-sale securities                                      217,563                    45,948
  Unrealized loss on interest rate swaps                                               (391,763)                  (24,155)
  Reclassification adjustment for net gains
    included in net income                                                               (9,417)                   (5,721)
                                                                       ------------------------- -------------------------
  Other comprehensive (loss) income                                                    (183,617)                    16,072
                                                                       ------------------------- -------------------------
Comprehensive income                                                                    $59,419                   $83,504
                                                                       ========================= =========================
See notes to consolidated financial statements.

                ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      FOR THE QUARTER ENDED MARCH 31, 2008
                                   (UNAUDITED)
                  (dollars in thousands, except per share data)

                                                                Common                Other
                                                                Stock  Additional  Accumulated
                                                      Preferred  Par    Paid-In    Comprehensive Accumulated
                                                        Stock    Value  Capital        Loss        Deficit      Total
                                                      ------------------------------------------------------------------
BALANCE JANUARY 1, 2008                                $177,088 $4,018 $5,297,922     ($152,197)  ($121,893) $5,204,938

  Net income                                                  -      -          -             -     243,036     243,036
  Other comprehensive loss                                    -      -          -      (183,617)          -    (183,617)
  Exercise of stock options                                   -      2      1,633             -           -       1,635
  Stock option expense                                        -      -        322             -           -         322
  Net proceeds from direct purchase and dividend
   reinvestment                                               -     33     54,524             -           -      54,557
  Net proceeds from follow-on offerings                       -    587  1,080,244             -           -   1,080,831
  Net proceeds from ATM programs                              -     44     71,788             -           -      71,832
  Conversion of Series B Cumulative Convertible
   Preferred Stock                                            -      -         61             -           -          61
  Series A Cumulative Redeemable Preferred Stock
   dividends declared, $0.492188 per share                    -      -          -             -      (3,648)     (3,648)
  Series B Cumulative Convertible Preferred Stock
   dividends declared, $0.375 per share                       -      -          -             -      (1,725)     (1,725)
  Common dividends declared, $0.48 per share                  -      -          -             -    (224,823)   (224,823)
                                                      ------------------------------------------------------------------

BALANCE, MARCH 31, 2008                                $177,088 $4,684 $6,506,494     ($335,814)  ($109,053) $6,243,399
                                                      ==================================================================

See notes to consolidated financial statements.

                ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     QUARTERS ENDED MARCH 31, 2008 AND 2007
                                   (UNAUDITED)
                             (dollars in thousands)

                                                                             For the Quarter       For the Quarter
                                                                           Ended March 31, 2008         Ended
                                                                                                    March 31, 2007
                                                                           -------------------------------------------
   Cash flows from operating activities:
   Net income                                                                          $243,036               $67,432
   Adjustments to reconcile net income to net cash provided
     by operating activities:
       Amortization of Mortgage Backed Securities premiums
       and discounts, net                                                                27,513                15,369
       Amortization of intangibles                                                        1,002                   356
       Amortization of trading securities premiums and discounts                             (3)                    -
       Gain on sale of Investment Securities                                             (9,417)               (6,145)
       Gain on termination of interest rate swaps                                             -                   (67)
       Stock option and long-term compensation expense                                      322                   311
       Net realized gain on trading investments                                          (5,294)                 (670)
       Unrealized depreciation (appreciation) on trading investments                      4,427               (1,661)
       Loss on other-than-temporarily impaired securities                                     -                   491
       Increase in accrued interest receivable                                          (15,309)              (32,562)
       Increase in trading sales receivable                                                 157                     -
       (Increase) decrease in other assets                                                  196                  (845)
       Purchase of trading securities                                                      (746)               (3,865)
       Proceeds from sale of trading securities                                           9,926                 4,566
       Purchase from trading securities sold, not yet purchased                          (4,044)               (7,831)
       Proceeds for securities sold, not yet purchased                                    9,848                17,685
       (Increase) decrease in advisory and service fees receivable                         (983)                  229
       Decrease in interest payable                                                     (85,033)               (4,636)
       Decrease in accrued expenses and other liabilities                               (16,565)              (10,874)
                                                                           -------------------------------------------
            Net cash provided by operating activities                                   159,033                37,283
                                                                           -------------------------------------------
   Cash flows from investing activities:
     Purchase of Mortgage-Backed Securities                                         (10,453,627)           (9,590,176)
     Proceeds from sale of Investment Securities                                      4,160,361             1,410,092
     Principal payments of Mortgage-Backed Securities                                 2,536,577             1,674,576
     Purchase of agency debentures                                                     (500,000)              (54,567)
     Proceeds from termination of swaps                                                       -                    67
     Purchase of reverse repurchase agreements                                         (800,000)                    -
                                                                           -------------------------------------------
          Net cash used in investing activities                                      (5,056,689)           (6,560,008)
                                                                           -------------------------------------------
   Cash flows from financing activities:
     Proceeds from repurchase agreements                                            114,589,490            97,057,073
     Principal payments on repurchase agreements                                   (109,312,043)          (91,223,083)
     Proceeds from exercise of stock options                                              1,635                   417
     Proceeds from direct purchase and dividend reinvestment                             54,557                     -
     Net proceeds from follow-on offerings                                            1,080,831               737,249
     Net proceeds from ATM programs                                                      71,832                     -
     Minority interest                                                                   (1,574)                  286
     Dividends paid                                                                    (141,991)              (44,389)
                                                                           -------------------------------------------
          Net cash provided by financing activities                                   6,342,737             6,527,553
                                                                           -------------------------------------------


   Net  increase in cash and cash equivalents                                         1,445,081                 4,828

   Cash and cash equivalents, beginning of quarter                                      103,960                91,782
                                                                           -------------------------------------------

   Cash and cash equivalents, end of quarter                                         $1,549,041               $96,610
                                                                           ===========================================

   Supplemental disclosure of cash flow information:
     Interest paid                                                                     $622,639              $384,800
                                                                           ===========================================
     Taxes paid                                                                            $254                $2,476
                                                                           ===========================================
   Noncash financing activities:
     Net change in unrealized loss on available-for-sale securities and
       interest rate swaps, net of reclassification adjustment                        ($183,617)              $16,072
                                                                           ===========================================
     Dividends declared, not yet paid                                                  $224,823               $52,577
                                                                           ===========================================

   See notes to consolidated financial statements.

                ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE QUATER ENDED MARCH 31, 2008 AND 2007
--------------------------------------------------------------------------------

1.    ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

      Annaly Capital Management, Inc. (the "Company") was incorporated in Maryland on November 25, 1996. The Company changed its name from Annaly Mortgage Management, Inc. to Annaly Capital Management, Inc. effective August 2, 2006. The Company commenced its operations of purchasing and managing an investment portfolio of mortgage-backed securities on February 18, 1997, upon receipt of the net proceeds from the private placement of equity capital, and completed its initial public offering on October 14, 1997. The Company is a real estate investment trust (REIT) under the Internal Revenue Code of 1986, as amended. The Company acquired Fixed Income Discount Advisory Company ("FIDAC") on June 4, 2004. FIDAC is a registered investment advisor and is a taxable REIT subsidiary of the Company. On June 27, 2006, the Company made a majority equity investment in an affiliated investment fund (the "Fund"), which is now wholly owned by the Company. The Company acquired approximately 3.6 million shares of common stock of Chimera Investment Corporation ("Chimera") for approximately $54.3 million on November 21, 2007. Chimera is a newly-formed, publicly traded, specialty finance company that invests in residential mortgage loans, residential mortgage-backed securities, real estate related securities and various other asset classes. Chimera is externally managed by FIDAC and intends to elect and qualify to be taxed as a REIT for federal income tax purposes.

A summary of the Company's significant accounting policies follows:

      Basis of Presentation - The accompanying unaudited consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP"). The consolidated interim financial statements are unaudited; however, in the opinion of the Company's management, all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the financial positions, results of operations, and cash flows have been included. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007. The nature of the Company's business is such that the results of any interim period are not necessarily indicative of results for a full year.

      The consolidated financial statements include the accounts of the Company, FIDAC and the Fund. All intercompany balances and transactions have been eliminated. The minority shareholder's interest in the Fund is reflected as minority interest in the consolidated financial statements.

      Cash and Cash Equivalents - Cash and cash equivalents include cash on hand and money market funds.

      Reverse Repurchase Agreements - The Company may invest its daily available cash balances via reverse repurchase agreements to provide additional yield on its assets. These investments will typically be recorded as short term investments and will mature daily. Reverse repurchase agreements are recorded at cost and are collateralized by mortgage-backed securities pledged by the counterparty to the agreement.

      Mortgage-Backed Securities and Agency Debentures - The Company invests primarily in mortgage pass-through certificates, collateralized mortgage obligations and other mortgage-backed securities representing interests in or obligations backed by pools of mortgage loans, and in certificates guaranteed by the Government National Mortgage Association ("GNMA") (collectively, "Mortgage-Backed Securities"). The Company also invests in agency debentures issued by Federal Home Loan Bank ("FHLB"), Federal Home Loan Mortgage Corporation ("FHLMC"), and Federal National Mortgage Association ("FNMA"). The Mortgage-Backed Securities and agency debentures are collectively referred to herein as "Investment Securities."

        Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires the Company to
classify   its   Investment    Securities   as   either   trading   investments,
available-for-sale investments or held-to-maturity investments. Although the Company generally intends to hold most of its Investment Securities until maturity, it may, from time to time, sell any of its Investment Securities as part of its overall management of its portfolio. Accordingly, SFAS No. 115 requires the Company to classify all of its Investment Securities as available-for-sale. All assets classified as available-for-sale are reported at estimated fair value, based on market prices from independent sources, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity. The Company's investment in Chimera is accounted for as available-for-sale equity securities under the provisions of SFAS 115.

      Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been lower than carrying value, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Unrealized losses on Investment Securities that are considered other than temporary, as measured by the amount of decline in fair value attributable to other-than-temporary factors, are recognized in income and the cost basis of the Investment Securities is adjusted. For the quarter ended March 31, 2008 there was no loss on other-than-temporarily impaired securities. For the quarter ended March 31, 2007 the loss on other-than-temporarily impaired securities was $491,000.

      SFAS No. 107, Disclosure About Fair Value of Financial Instruments, requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. The estimated fair value of Investment Securities, available-for-sale equity securities and interest rate swaps is equal to their carrying value presented in the consolidated statements of financial condition. The estimated fair value of trading securities and trading securities sold, not yet purchased, is equal to their carrying value presented in the consolidated statements of financial condition. The estimated fair value of cash and cash equivalents, accrued interest receivable, receivable for securities sold, receivable for advisory and service fees, repurchase agreements with maturities shorter than one year, payable for mortgage-backed securities purchased, dividends payable, accounts payable, and accrued interest payable, generally approximates cost as of March 31, 2008 due to the short term nature of these financial instruments.

      Interest income is accrued based on the outstanding principal amount of the Investment Securities and their contractual terms. Premiums and discounts associated with the purchase of the Investment Securities are amortized into interest income over the projected lives of the securities using the interest method. The Company's policy for estimating prepayment speeds for calculating the effective yield is to evaluate historical performance, consensus prepayment speeds, and current market conditions. Dividend income on available-for-sale equity securities is recorded on the declaration date on an accrual basis.

      Investment Securities transactions are recorded on the trade date. Purchases of newly-issued securities are recorded when all significant uncertainties regarding the characteristics of the securities are removed, generally shortly before settlement date. Realized gains and losses on sales of Investment Securities are determined on the specific identification method.

      Derivative Financial Instruments/Hedging Activity - The Company hedges interest rate risk through the use of derivative financial instruments, comprised of interest rate caps and interest rate swaps (collectively, "Hedging Instruments"). The Company accounts for Hedging Instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, ("SFAS 133") as amended and interpreted. The Company carries all Hedging Instruments at their fair value, as assets, if their fair value is positive, or as liabilities, if their fair value is negative. As the Company's interest rate swaps are designated as cash flow hedges under SFAS No. 133, the change in the fair value of any such derivative is recorded in other comprehensive income or loss for hedges that qualify as effective. At March 31, 2008, the Company did not have any interest rate caps. The ineffective amount of all Hedging Instruments, if any, is recognized in earnings each quarter. To date, the Company has not recognized any change in the value of its interest rate swaps in earnings as a result of a hedge or a portion thereof being ineffective.

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

      Credit Risk - The Company has limited its exposure to credit losses on its portfolio of Investment Securities by only purchasing securities issued by FHLMC, FNMA, or GNMA and agency debentures issued by the FHLB, FHLMC and FNMA. The payment of principal and interest on the FHLMC and FNMA Mortgage-Backed Securities are guaranteed by those respective agencies, and the payment of principal and interest on the GNMA Mortgage-Backed Securities are backed by the full faith and credit of the U.S. government. Principal and interest on agency debentures are guaranteed by the agency issuing the debenture. All of the Company's Investment Securities have an actual or implied "AAA" rating.

      Market Risk - The current situation in the sub-prime mortgage sector, and the current weakness in the broader mortgage market, could adversely affect one or more of the Company's lenders and could cause one or more of the Company's lenders to be unwilling or unable to provide it with additional financing. This could potentially increase the Company's financing costs and reduce liquidity. If one or more major market participants fails, it could negatively impact the marketability of all fixed income securities, including government mortgage securities, and this could negatively impact the value of the securities in the Company's portfolio, thus reducing its net book value. Furthermore, if many of the Company's lenders are unwilling or unable to provide it with additional financing, the Company could be forced to sell our Investment Securities at an inopportune time when prices are depressed. Even with the current situation in the sub-prime mortgage sector, the Company does not anticipate having difficulty converting its assets to cash or extending financing terms due to the fact that its investment securities have an actual or implied "AAA" rating and principal payment is guaranteed.

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

      Cumulative Convertible Preferred Stock- The Company classifies its Series B Cumulative Convertible Preferred Stock ("Series B Stock") on the consolidated statements of financial condition using the guidance in SEC Accounting Series Release No. 268, Presentation in Financial Statements of "Redeemable Preferred Stocks," and Emerging Issues Task Force ("EITF") Topic D-98, Classification and Measurement of Redeemable Securities. The Series B Stock contains fundamental change provisions that allow the holder to redeem the Series B Stock for cash if certain events occur. As redemption under these provisions is not solely within the Company's control, the Company has classified the Series B Stock as temporary equity in the accompanying consolidated statements of financial condition.

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

      Goodwill and Intangible assets - The Company's acquisition of FIDAC was accounted for using the purchase method. Under the purchase method, net assets and results of operations of acquired companies are included in the consolidated financial statements from the date of acquisition. In addition, the cost of FIDAC was allocated to the assets acquired, including identifiable intangible assets, and the liabilities assumed based on their estimated fair values at the date of acquisition. The excess of purchase price over the fair value of the net assets acquired was recognized as goodwill. Intangible assets are periodically (but not less frequently than annually) reviewed for potential impairment. Intangible assets with an estimated useful life are expected to amortize over a
6.0 year weighted average time period. During the quarters ended March 31, 2008 and 2007, there were no impairment losses.

      Stock Based Compensation - The Company accounts for its stock-based compensation in accordance with SFAS No. 123 (Revised 2004) - Share-Based Payment ("SFAS 123R"). SFAS 123R, which requires the Company to measure and recognize in the consolidated financial statements the compensation cost relating to share-based payment transactions. The compensation cost should be reassessed based on the fair value of the equity instruments issued.

      The Company recognizes compensation expense on a straight-line basis over the requisite service period for the entire award (that is, over the requisite service period of the last separately vesting portion of the award). The Company estimated fair value using the Black-Scholes valuation model. During the quarter ended March 31, 2008 and 2007, there were no options granted.

      Recent Accounting Pronouncements - In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of its financial instruments according to a fair value hierarchy (i.e., levels 1, 2, and 3, as defined). Additionally, companies are required to provide enhanced disclosure regarding instruments in the level 3 category (the valuation of which require significant management judgment), including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS 157 was adopted by the Company on January 1, 2008. SFAS 157 did not have an impact on the manner in which the Company estimates fair value, but it requires additional disclosure, which is included in Note 5.

      In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115 ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 was effective for the Company commencing January 1, 2008. The Company did not elect the fair value option for any of its financial instruments.

      In April 2007, the FASB issued a FASB Statement Postion (FSP) on FASB Interpretation (FIN) 39-1 (FIN 39-1) which modfies FIN 39, Offsetting of Amounts relating to Certain Contracts (FIN 39). FIN 39-1 addresses whether a reporting entity that is party to a master netting arrangement can offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments that have been offset under the same master netting arrangement in accordance with FIN 39. Upon adoption of this FASB Staff Positon (FSP), a reporting entity shall be permitted to change its accounting policy to offset or not offset fair value amounts recognized for derivative instruments under master netting arrangements. The guidance in this FSP is effective for fiscal years beginning after November 15, 2007. The implementation did not have an effect on the financial statements of the Company.

      In February 2008, FASB issued FASB Staff Position No. FAS 140-3 Accounting for Transfers of Financial Assets and Repurchase Financing Transactions, or FSP FAS 140-3. FSP FAS 140-3 addresses whether transactions where assets purchased from a particular counterparty and financed through a repurchase agreement with the same counterparty can be considered and accounted for as separate transactions, or are required to be considered "linked" transactions and may be considered derivatives under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS 133. FSP FAS 140-3 requires purchases and subsequent financing through repurchase agreements be considered linked transactions unless all of the following conditions apply: (1) the initial purchase and the use of repurchase agreements to finance the purchase are not contractually contingent upon each other; (2) the repurchase financing entered into between the parties provides full recourse to the transferee and the repurchase price is fixed; (3) the financial assets are readily obtainable in the market; and (4) the financial instrument and the repurchase agreement are not coterminous. This FSP is effective for fiscal years beginning after November 15, 2008. The Company is currently evaluating FSP FAS 140-3 but does not expect its application to have a significant impact on its financial reporting.

      In February 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") No. FAS 157-2, "Effective date of FASB Statement No. 157," or "FSP FAS 157-2." This FSP delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. FSP FAS 157-2 became effective upon issuance. The Company does not expect the adoption to have a significant impact on its financial reporting.

      In March 2008, the FASB issued FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. FAS No. 161 attempts to improve the transparency of financial reporting by providing additional information about how derivative and hedging activities affect an entity's financial position, financial performance and cash flows. This statement changes the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosure about (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (3) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. To meet these objectives, the Statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This disclosure framework is intended to better convey the purpose of derivative use in terms of the risks that an entity is intending to manage. SFAS 161 is effective for the Company on January 1, 2009. The Company expects that adoption of SFAS 161 will increase footnote disclosure to comply with the disclosure requirements for financial statements issued after January 1, 2009.

      2. MORTGAGE-BACKED SECURITIES

         The following tables present the Company's available-for-sale Mortgage-Backed Securities portfolio as of March 31, 2008 and December 31, 2007, which were carried at their fair value:

                                   Federal Home Loan       Federal National         Government
                                       Mortgage               Mortgage           National Mortgage      Total Mortgage-
March 31, 2008                       Corporation             Association           Association        Backed Securities
                                 ----------------------------------------------------------------------------------------
                                                                 (dollars in thousands)
Mortgage-Backed
 Securities, gross                         $20,974,991           $33,901,277              $373,440           $55,249,708
Unamortized discount                           (30,394)              (46,352)               (1,598)              (78,344)
Unamortized premium                            165,808               294,279                 2,353               462,440
                                 ----------------------------------------------------------------------------------------
Amortized cost                              21,110,405            34,149,204               374,195            55,633,804

Gross unrealized gains                         231,045               420,420                 3,041               654,506
Gross unrealized losses                        (64,504)             (107,388)               (1,393)             (173,285)
                                 ----------------------------------------------------------------------------------------

Estimated fair value                       $21,276,946           $34,462,236              $375,843           $56,115,025
                                 ========================================================================================
                                                            Gross Unrealized       Gross Unrealized       Estimated Fair
                                     Amortized Cost               Gain                   Loss                  Value
                                 ----------------------------------------------------------------------------------------

Adjustable rate                            $17,374,854              $125,674             ($139,480)          $17,361,048

Fixed rate                                  38,258,950               528,832               (33,805)           38,753,977
                                 ----------------------------------------------------------------------------------------

Total                                      $55,633,804              $654,506             ($173,285)          $56,115,025
                                 ========================================================================================

                                   Federal Home Loan       Federal National         Government
                                       Mortgage               Mortgage           National Mortgage      Total Mortgage-
December 31, 2007                    Corporation             Association           Association        Backed Securities
                                 ----------------------------------------------------------------------------------------
                                                                 (dollars in thousands)
Mortgage-Backed
 Securities, gross                         $19,789,792           $32,155,740              $367,066           $52,312,598
Unamortized discount                           (30,679)              (45,496)                 (506)              (76,681)
Unamortized premium                            136,780               266,357                 2,678               405,815
                                 ----------------------------------------------------------------------------------------
Amortized cost                              19,895,893            32,376,601               369,238            52,641,732

Gross unrealized gains                         141,248               224,795                 2,229               368,272
Gross unrealized losses                        (52,623)              (75,949)               (1,904)             (130,476)
                                 ----------------------------------------------------------------------------------------

Estimated fair value                       $19,984,518           $32,525,447              $369,563           $52,879,528
                                 ========================================================================================
                                                             Gross Unrealized       Gross Unrealized     Estimated Fair
                                     Amortized Cost               Gain                     Loss               Value
                                 ----------------------------------------------------------------------------------------
                                                                 (dollars in thousands)
Adjustable rate                            $15,361,031               $96,310              ($76,853)          $15,380,488

Fixed rate                                  37,280,701               271,962               (53,623)           37,499,040
                                 ----------------------------------------------------------------------------------------

Total                                      $52,641,732              $368,272             ($130,476)          $52,879,528
                                 ========================================================================================

         Actual maturities of Mortgage-Backed Securities are generally shorter than stated contractual maturities. Actual maturities of the Company's Mortgage-Backed Securities are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal. The following table summarizes the Company's Mortgage-Backed Securities on March 31, 2008 and December 31 2007, according to their estimated weighted-average life classifications:

                                                           March 31, 2008                    December 31, 2007
                                                                       Amortized                        Amortized
           Weighted-Average Life                      Fair Value          Cost           Fair Value         Cost
                                                                           (dollars in thousands)
----------------------------------------------------------------------------------------------------------------------

Less than one year                                    $ 1,504,109      $ 1,508,684       $   324,495      $   326,754
Greater than one year and less than five years         41,448,272       41,075,565        35,772,813       35,586,721
Greater than or equal to five years                    13,162,644       13,049,555        16,782,220       16,728,257

                                                 ---------------------------------------------------------------------
Total                                                 $56,115,025      $55,633,804       $52,879,528      $52,641,732
                                                 =====================================================================

         The weighted-average lives of the Mortgage-Backed Securities at March 31, 2008 and December 31, 2007 in the table above are based upon data provided through subscription-based financial information services, assuming constant principal prepayment rates to the reset date of each security. The prepayment model considers current yield, forward yield, steepness of the yield curve, current mortgage rates, mortgage rate of the outstanding loans, loan age, margin and volatility.

        The following table presents the gross unrealized losses, and estimated fair value of the Company's Mortgage-Backed Securities by length of time that such securities have been in a continuous unrealized loss position at March 31, 2008.

                                          Unrealized Loss Position For:
------------------------------------------------------------------------------------------------------------
         Less than 12 Months                  12 Months or More                         Total
------------------------------------------------------------------------------------------------------------
  Estimated Fair        Unrealized      Estimated Fair    Unrealized      Estimated Fair      Unrealized
       Value              Losses            Value           Losses            Value             Losses
------------------------------------------------------------------------------------------------------------
                                              (dollars in thousands)
   $10,059,144         ($141,620)        $2,932,145         ($31,665)      $12,991,289         ($173,285)

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

         The adjustable rate Mortgage-Backed Securities are limited by periodic caps (generally interest rate adjustments are limited to no more than 1% every nine months) and lifetime caps. The weighted average lifetime cap was 9.7% at March 31, 2008 and 9.9% at December 31, 2007.

         During the quarter ended March 31, 2008, the Company realized $9.4 million in net gains from sales of Investment Securities. During the quarter ended March 31, 2007, the Company realized $6.1 million in net gain from sales of Investment Securities.

3.       AVAILABLE FOR SALE EQUITY SECURITIES

         All of the equity securities are shares of Chimera. Shares of Chimera were purchased for $54.3 million and had a fair value of $44.5 million at March 31, 2008.

         The Company evaluated the near-term prospects of Chimera in relation to the severity and duration of the impairment. Based on that evaluation and the Company's ability and intent to hold this investment for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2008.

4.       REVERSE REPURCHASE AGREEMENT

         At March 31, 2008, the Company had lent $800.0 million in an overnight reverse repurchase agreement. The interest rate at March 31, 2008 was 2.45%.

5.       FAIR VALUE MEASUREMENTS

         SFAS 157, defines fair value, establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follow:

         Level 1- inputs to the valuation methodology are quoted prices (unadjusted) for identical assets and liabilities in active markets.

         Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

         Level 3 - inputs to the valuation methodology are unobservable and significant to fair value.

         Available for sale equity securities, trading securities, and trading securities sold, not yet purchased are valued based on quoted prices (unadjusted) in an active market. Mortgage-Backed Securities, Agency debentures, and interest rate swaps are valued using quoted prices for similar assets and dealer quotes. The dealer will incorporate common market pricing methods, including a spread measurement to the Treasury curve or interest rate swap curve as well as underlying characteristics of the particular security including coupon, periodic and life caps, rate reset period and expected life of the security. Management reviews all prices used to ensure that current market conditions are represented. This review includes comparisons of similar market transactions and comparisons to a pricing model. The Company's financial assets and liabilities carried at fair value on a recurring basis are valued as follows:


                                                             Level 1              Level 2             Level 3
                                                                          (dollars in thousands)
----------------------------------------------------------------------------------------------------------------
Assets:
  Mortgage-Backed Securities                                          -          $56,115,025                 -
  Agency debentures                                                   -              738,837                 -
  Available for sale equity securities                          $44,546                    -                 -
  Trading securities                                              1,836                    -                 -


Liabilities:
  Trading securities sold, not yet purchased                     37,268                    -                 -
  Interest rate swaps                                                 -              789,889                 -

6.       REPURCHASE AGREEMENTS

         The Company had outstanding $51.3 billion and $46.0 billion of repurchase agreements with weighted average borrowing rates of 3.85% and 4.76%, after giving effect to the Company's interest rate swaps, and weighted average remaining maturities of 229 days and 234 days as of March 31, 2008 and December 31, 2007, respectively. Investment Securities pledged as collateral under these repurchase agreements and interest rate swaps had an estimated fair value of $54.9 billion at March 31, 2008 and $48.3 billion at December 31, 2007.

         At March 31, 2008 and December 31, 2007, the repurchase agreements had the following remaining maturities:

                                                     March 31, 2008               December 31, 2007
                                                                (dollars in thousands)
                                            -------------------------------------------------------------
Within 30 days                                                 $38,908,210                   $34,940,600
30 to 59 days                                                    3,853,681                     4,005,960
60 to 89 days                                                      912,116                       300,000
90 to 119 days                                                           -                             -
Over 120 days                                                    7,650,000                     6,800,000
                                            -------------------------------------------------------------
Total                                                          $51,324,007                   $46,046,560
                                            =============================================================

      The Company did not have an amount at risk greater than 10% of the equity of the Company with any counterparties as of March 31, 2008 or December 31, 2007.

      The Company has entered into repurchase agreements which provide the counterparty with the right to call the balance prior to maturity date. The repurchase agreements totaled $7.7 billion and the market value of the option to call is ($354.4 million) at March 31, 2008. The repurchase agreements totaled $6.4 billion and the market value of the option to call is ($176.7 million) at December 31, 2007. Management has determined that the call option is not required to be bifurcated under the provisions of SFAS 133 as it is deemed clearly and closely related to the debt instrument, therefore the option value is not recorded in the consolidated financial statements.

7.       INTEREST RATE SWAPS

           In connection with the Company's interest rate risk management strategy, the Company hedges a portion of its interest rate risk by entering into derivative financial instrument contracts. As of March 31, 2008, such instruments are comprised of interest rate swaps, which in effect modify the cash flows on repurchase agreements. The use of interest rate swaps creates exposure to credit risk relating to potential losses that could be recognized if the counterparties to these instruments fail to perform their obligations under the contracts. In the event of a default by the counterparty, the Company could have difficulty obtaining its Mortgage-Backed Securities pledged as collateral for swaps. The Company does not anticipate any defaults by its counterparties.

         The Company's swaps are used to lock-in the fixed rate related to a portion of its current and anticipated future 30-day term repurchase agreements.

      The table below presents information about the Company's swaps outstanding at March 31, 2008 and December 31, 2007.

                                                                                                         Net Estimated Fair
                                  Notional Amount              Weighted          Weighted Average       Value/Carrying Value
                              (dollars in thousands)       Average Pay Rate        Receive Rate        (dollars in thousands)
                             ----------------------------------------------------------------------------------------------------
   March 31, 2008                   $17,001,050                 4.90%                 2.85%                  ($789,859)

   December 31, 2007                $16,243,500                 5.03%                 5.06%                  ($398,096)

8.     PREFERRED STOCK AND COMMON STOCK

(A)      Common Stock Issuances

         On January 23, 2008 the Company entered into an underwriting agreement pursuant to which it sold 58,650,000 shares of its common stock for net proceeds following underwriting expenses of approximately $1.1 billion. This transaction settled on January 29, 2008.

         During the quarter ended March 31, 2008, the Company raised $54.6 million by issuing 3.3 million shares through the Direct Purchase and Dividend Reinvestment Program.

         During the quarter ended March 31, 2008, 170,617 options were exercised under the Long-Term Stock Incentive Plan, or Incentive Plan, for an aggregate exercise price of $1.6 million.

         On August 3, 2006, the Company entered into an ATM Equity Offering(sm) Sales Agreement with Merrill Lynch & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, relating to the sale of shares of its common stock from time to time through Merrill Lynch. Sales of the shares, if any, are made by means of ordinary brokers' transaction on the New York Stock Exchange. During the quarter ended March 31, 2008, 588,000 shares of the Company's common stock were issued pursuant to this program, totaling $11.5 million in net proceeds. On August 3, 2006, the Company entered into an ATM Equity Sales Agreement with UBS Securities LLC, relating to the sale of shares of its common stock from time to time through UBS Securities. Sales of the shares, if any, will be made by means of ordinary brokers' transaction on the New York Stock Exchange. During the quarter ended March 31, 2008, 3.8 million shares of the Company's common stock were issued pursuant to this program, totaling $60.3 million in net proceeds.

         (B) Preferred Stock

         At March 31, 2008, the Company had issued and outstanding 7,412,500 shares of Series A Cumulative Redeemable Preferred Stock ("Series A Preferred Stock"), with a par value $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The Series A Preferred Stock must be paid a dividend at a rate of 7.875% per year on the $25.00 liquidation preference before the common stock is entitled to receive any dividends. The Series A Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not declared) exclusively at the Company's option commencing on April 5, 2009 (subject to the Company's right under limited circumstances to redeem the Series A Preferred Stock earlier in order to preserve its qualification as a REIT). The Series A Preferred Stock is senior to the Company's common stock and is on parity with the Series B Preferred Stock with respect to dividends and distributions, including distributions upon liquidation, dissolution or winding up. The Series A Preferred Stock generally does not have any voting rights, except if the Company fails to pay dividends on the Series A Preferred Stock for six or more quarterly periods (whether or not consecutive). Under such circumstances, the Series A Preferred Stock, together with the Series B Preferred Stock, will be entitled to vote to elect two additional directors to the Board, until all unpaid dividends have been paid or declared and set apart for payment. In addition, certain material and adverse changes to the terms of the Series A Preferred Stock cannot be made without the affirmative vote of holders of at least two-thirds of the outstanding shares of Series A Preferred Stock and Series B Preferred Stock. Through March 31, 2008, the Company had declared and paid all required quarterly dividends on the Series A Preferred Stock.

         At March 31, 2008, the Company had issued and outstanding 4,597,550 shares of Series B Preferred Stock, with a par value $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The Series B Preferred Stock must be paid a dividend at a rate of 6% per year on the $25.00 liquidation preference before the common stock is entitled to receive any dividends.

         The Series B Preferred Stock is not redeemable. The Series B Preferred Stock is convertible into shares of common stock at a conversion rate that adjusts from time to time upon the occurrence of certain events, including if the Company distributes to its common shareholders in any calendar quarter cash dividends in excess of $0.11 per share. Initially, the conversion rate was
1.7730 shares of common shares per $25 liquidation preference. Commencing April 5, 2011, the Company has the right in certain circumstances to convert each Series B Preferred Stock into a number of common shares based upon the then prevailing conversion rate. The Series B Preferred Stock is also convertible into common shares at the option of the Series B preferred shareholder at anytime at the then prevailing conversion rate. The Series B Preferred Stock is senior to the Company's common stock and is on parity with the Series A Preferred Stock with respect to dividends and distributions, including distributions upon liquidation, dissolution or winding up. The Series B Preferred Stock generally does not have any voting rights, except if the Company fails to pay dividends on the Series B Preferred Stock for six or more quarterly periods (whether or not consecutive). Under such circumstances, the Series B Preferred Stock, together with the Series A Preferred Stock, will be entitled to vote to elect two additional directors to the Board, until all unpaid dividends have been paid or declared and set apart for payment. In addition, certain material and adverse changes to the terms of the Series B Preferred Stock cannot be made without the affirmative vote of holders of at least two-thirds of the outstanding shares of Series B Preferred Stock and Series A Preferred Stock. Through March 31, 2008, the Company had declared and paid all required quarterly dividends on the Series B Preferred Stock. During the quarter ended March 31, 2008, 2,450 shares of Series A Preferred Stock were converted into 4,552 shares of common stock.

(C) Distributions to Shareholders

         During the quarter ended March 31, 2008, the Company declared dividends to common shareholders totaling $224.8 million or $0.48 per share, which were paid to shareholders on April 29, 2008. During the quarter ended March 31, 2008, the Company declared dividends to Series A Preferred shareholders totaling approximately $3.6 million or $0.492188 per share, and Series B shareholders totaling approximately $1.7 million or $0.375 per share, which were paid to shareholders on March 31, 2008.

9.       NET INCOME PER COMMON SHARE

         The following table presents a reconciliation of the net income and shares used in calculating basic and diluted earnings per share for the quarters ended March 31, 2008 and 2007.

                                                          ------------------------------------------
                                                                   For the Quarters Ended
                                                          ------------------------------------------
                                                            March 31, 2008        March 31, 2007
Net income                                                           $243,036               $67,432
Less: Preferred stock dividends                                         5,373                 5,373
                                                          ------------------------------------------
Net income available to common shareholders, prior to
adjustment for Series B dividends, if necessary                       237,663                62,059

Add: Preferred Series B dividends, if Series B shares
are dilutive                                                            1,725                 1,725
                                                          ------------------------------------------
  Net income, as adjusted                                            $239,388               $63,784
                                                          ------------------------------------------

Weighted average shares of common stock
outstanding-basic                                                     443,812               217,490

Add:  Effect of dilutive stock options and                                409                   153
Series B Cumulative Convertible Preferred Stock                         8,746                 8,285

                                                          ------------------------------------------
Weighted average shares of common
  stock outstanding-diluted                                           452,967               225,928
                                                          ==========================================


         Options to purchase 5,000 shares of common stock were outstanding and considered anti-dilutive as their exercise price exceeded the average stock price for the quarter ended March 31, 2008.

         Options to purchase 1,795,375 shares of common stock were outstanding and considered anti-dilutive as their exercise price exceeded the average stock price for the quarter ended March 31, 2007.

10.    LONG-TERM STOCK INCENTIVE PLAN

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

                                                                      For the quarters ended March 31,
                                                                  2008                                2007
                                                   ----------------------------------------------------------------------
                                                                        Weighted                             Weighted
                                                       Number of         Average           Number of          Average
                                                        Shares        Exercise Price        Shares        Exercise Price
                                                   ----------------------------------------------------------------------

Options outstanding at the beginning of quarter          3,437,267            $15.23         2,984,995            $15.10
Exercised                                                 (170,617)             9.58           (41,800)             9.99
Forfeited                                                        -                 -          (174,240)             6.06
                                                   ----------------------------------------------------------------------
Options outstanding at the end of quarter                3,266,650            $15.53         2,768,955            $15.11
                                                   ======================================================================
Options exercisable at the end of the quarter            1,738,900            $15.78         1,298,692            $14.98
                                                   ======================================================================

         The weighted average remaining contractual term was approximately 6.9 years for stock options outstanding and approximately 5.8 years for stock options exercisable as of March 31, 2008. The weighted average remaining contractual term was approximately 7.1 years for stock options outstanding and approximately 6.1 years for stock options exercisable as of March 31, 2007. As of March 31, 2008, there was approximately $2.3 million of total unrecognized compensation cost related to nonvested share-based compensation swards. That cost is expected to be recognized over a weighted average period of 2.5 years.

         The following table summarizes information about stock options outstanding at March 31, 2008:

                                          Weighted       Weighted Average                  Weighted      Weighted Average
                                           Average          Remaining                      Average          Remaining
                          Total        Exercise Price    Contractual Life      Total       Exercise      Contractual Life
 Range of Exercise       Options          on Total       (Years) on Total     Options      Price on         (Years) on
      Prices           Outstanding       Outstanding       Outstanding      Exercisable  Exercisable       Exercisable
----------------------------------------------------------------------------------------------------------------------------

 $7.94-$19.99               3,261,650           $15.52         6.9            1,733,900     $15.77             5.8
$20.00-$29.99                   5,000           $20.70         0.2                5,000     $20.70             0.2

                     -------------------------------------------------------------------------------------------------------
                            3,266,650           $15.53         6.9           1,738,900      $15.78             5.8
                     =======================================================================================================

         During the year ended December 31, 2007, the Company granted 7,000 shares of restricted common stock to certain of its employees. As of March 31, 2008, 5,250 of these restricted shares were unvested and subject to forfeiture.

11.   INCOME TAXES

         As a REIT, the Company is not subject to federal income tax on earnings distributed to its shareholders. Most states recognize REIT status as well. The Company has decided to distribute the majority of its income and retain a portion of the permanent difference between book and taxable income arising from
Section 162(m) of the Code pertaining to employee remuneration.

         During the quarter ended March 31, 2008, FIDAC recorded $734,000 of income tax expense for income attributable to FIDAC, its taxable REIT subsidiary, and the portion of earnings retained based on Code Section 162(m) limitations. During the quarter ended March 31, 2008, the Company recorded $3.9 million of income tax expense for a portion of earnings retained based on
Section 162(m) limitations. The effective tax rate was 51% for the quarter ended March 31, 2008.

         During the quarter ended March 31, 2007, the Company recorded $428,000 of income tax expense for income attributable to FIDAC, its taxable REIT subsidiary, and the portion of earnings retained based on Code Section 162(m) limitations. During the quarter ended March 31, 2007 the Company recorded $2.2 million of income tax expense for a portion of earnings retained based on
Section 162(m) limitations. The effective tax rate was 45% for the quarter ended March 31, 2007.

 12.     LEASE COMMITMENTS

         The Company has a non-cancelable lease for office space, which commenced in May 2002 and expires in December 2009. The Company's aggregate future minimum lease payments are as follows:

                                                            Total per Year
                                                        (dollars in thousands)
        2008                                                               399
        2009                                                               532
                                                       ------------------------
        Total remaining lease payments                                    $931
                                                       ========================

13.     INTEREST RATE RISK

   The primary market risk to the Company is interest rate risk. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond the Company's control. Changes in the general level of interest rates can affect net interest income, which is the difference between the interest income earned on interest-earning assets and the interest expense incurred in connection with the interest-bearing liabilities, by affecting the spread between the interest-earning assets and interest-bearing liabilities. Changes in the level of interest rates also can affect the value of the Investment Securities and the Company's ability to realize gains from the sale of these assets. A decline in the value of the Investment Securities pledged as collateral for borrowings under repurchase agreements could result in the counterparties demanding additional collateral pledges or liquidation of some of the existing collateral to reduce borrowing levels. Liquidation of collateral at losses could have an adverse accounting impact, as discussed in Note 1.

         The Company seeks to manage the extent to which net income changes as a function of changes in interest rates by matching adjustable-rate assets with variable-rate borrowings. The Company may seek to mitigate the potential impact on net income of periodic and lifetime coupon adjustment restrictions in the portfolio of Investment Securities by entering into interest rate agreements such as interest rate caps and interest rate swaps. As of March 31, 2008, the Company entered into interest rate swaps to pay a fixed rate and receive a floating rate of interest, with a total notional amount of $17.0 billion.

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

14.      COMMITMENTS AND CONTINGENCIES

         From time to time, the Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company's consolidated financial statements.

15.      RELATED PARTY TRANSACTIONS

         In March 2008, the Company entered into a repurchase agreement and a receivable sales agreement with Chimera. These agreements contain customary representations, warranties and covenants contained in such agreements. As of March 31, 2008, the Company did not have any outstanding obligations under either agreement.

16.      SUBSEQUENT EVENTS

         At a special meeting of the Company's stockholders held on April 21, 2008, the stockholders of the Company approved an amendment to the Company's Amended and Restated Articles of Incorporation to increase the number of authorized shares of capital stock from 500 million shares to 1 billion shares. The Company filed its Articles of Amendment reflecting this amendment with the State of Maryland on April 21, 2008.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-----------------------------------------------------------------------------
              RESULTS OF OPERATIONS
              ---------------------

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

Overview

         We are a REIT that owns and manages a portfolio of mortgage-backed securities. Our principal business objective is to generate net income for distribution to our stockholders from the spread between the interest income on our investment securities and the costs of borrowing to finance our acquisition of investment securities and from dividends we receive from FIDAC. FIDAC is our wholly-owned taxable REIT subsidiary, and is a registered investment advisor that generates advisory and service fee income. We acquired approximately 3.6 million shares of common stock of Chimera Investment Corporation, or Chimera, for approximately $54.3 million in connection with Chimera's initial public offering on November 21, 2007. In addition to our investment, Chimera raised net proceeds of approximately $479.3 million in its initial public offering. Chimera is a newly-formed, publicly traded, specialty finance company that invests in residential mortgage loans, residential mortgage-backed securities, real estate related securities and various other asset classes. Chimera is externally managed by FIDAC and intends to elect and qualify to be taxed as a REIT for federal income tax purposes. We also own 100% of an investment fund.

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

         We may acquire Mortgage-Backed Securities backed by single-family residential mortgage loans as well as securities backed by loans on multi-family, commercial or other real estate related properties. To date, all of the Mortgage-Backed Securities that we have acquired have been backed by single-family residential mortgage loans.

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

         The results of our operations are affected by various factors, many of which are beyond our control. Our results of operations primarily depend on, among other things, our net interest income, the market value of our assets and the supply of and demand for such assets. Our net interest income, which reflects the amortization of purchase premiums and accretion of discounts, varies primarily as a result of changes in interest rates, borrowing costs and prepayment speeds, the behavior of which involves various risks and uncertainties. Prepayment speeds, as reflected by the Constant Prepayment Rate, or CPR, and interest rates vary according to the type of investment, conditions in financial markets, competition and other factors, none of which can be predicted with any certainty. In general, as prepayment speeds on our Mortgage-Backed Securities portfolio increase, related purchase premium amortization increases, thereby reducing the net yield on such assets. The CPR on our Mortgage-Backed Securities portfolio averaged 15% and 17% for the quarters ended March 31, 2008 and 2007, respectively. Since changes in interest rates may significantly affect our activities, our operating results depend, in large part, upon our ability to effectively manage interest rate risks and prepayment risks while maintaining our status as a REIT.

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

                         Average                  Yield on      Average                                           Net
                        Investment     Total      Average      Balance of               Average                 Interest
                        Securities    Interest   Investment    Repurchase    Interest   Cost of   Net Interest   Rate
                         Held (1)      Income    Securities    Agreements    Expense     Funds       Income     Spread
  --------------------------------------------------------------------------------------------------------------------
                                 (ratios for the quarters have been annualized, dollars in thousands)
   Quarter Ended
   March  31, 2008      $56,119,584   $791,128     5.64%      $51,399,101    $537,606    4.18%     $253,522     1.46%
   -------------------------------------------------------------------------------------------------------------------
   Quarter Ended
    December 31, 2007   $49,619,857   $720,925     5.81%      $45,272,782    $558,435    4.93%     $162,490     0.88%
   Quarter Ended
    September 30, 2007   $43,075,489  $628,696     5.84%      $40,201,513    $519,118    5.17%     $109,578     0.67%
   Quarter Ended
     June 30, 2007      $38,822,274   $556,262     5.73%      $36,560,359    $468,748    5.13%      $87,514     0.60%
   Quarter Ended
    March 31, 2007      $31,682,974   $449,564     5.68%      $29,834,208    $380,164    5.10%      $69,400     0.58%

(1) Does not reflect unrealized gains/(losses).

         The following table presents the CPR experienced on our Mortgage-Backed Securities portfolio, on an annualized basis, for the quarterly periods presented.

Quarter Ended                                              CPR
-------------                                              ---
March 31, 2008                                             15%
December 31, 2007                                          12%
September 30, 2007                                         14%
June 30, 2007                                              15%
March 31, 2007                                             17%

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

        For the purposes of computing ratios relating to equity measures, throughout this report, equity includes Series B preferred stock, which has been treated under GAAP as temporary equity. Even though it is treated as temporary equity for GAAP purposes, we believe that for financial performance measures it should be considered equity to provide a more realistic measure of our quarter performance.

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

         Income Taxes: We have elected to be taxed as a REIT and intend to comply with the provisions of the Internal Revenue Code of 1986, as amended (or the Code), with respect thereto. Accordingly, we will not be subjected to federal income tax to the extent of its distributions to shareholders and as long as certain asset, income and stock ownership tests are met. We and FIDAC have made a joint election to treat FIDAC as a taxable REIT subsidiary. As such, FIDAC is taxable as a domestic C corporation and subject to federal and state and local income taxes based upon its taxable income.

         Impairment of Goodwill and Intangibles: Our acquisition of FIDAC was accounted for using the purchase method. The cost of FIDAC was allocated to the assets acquired, including identifiable intangible assets, and the liabilities assumed based on their estimated fair values at the date of acquisition. The excess of cost over the fair value of the net assets acquired was recognized as goodwill. Goodwill and finite-lived intangible assets are periodically reviewed for potential impairment. This evaluation requires significant judgment.

         Recent Accounting Pronouncements: In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of its financial instruments according to a fair value hierarchy (i.e., levels 1, 2, and 3, as defined). Additionally, companies are required to provide enhanced disclosure regarding instruments in the level 3 category (the valuation of which require significant management judgment), including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS 157 was adopted by us on January 1, 2008. SFAS 157 did not have an impact on the manner in which we estimate fair value, but it requires additional disclosures.

      In February 2007, the FASB issued SFAS No 159, The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115 ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 was effective for the Company commencing January 1, 2008. We are not expecting SFAS 159 to have an effect on the consolidated financial statements. We did not elect the fair value option for any existing eligible financial instruments.

      In April 2007, the FASB issued a FASB Statement Postion (FSP) on FASB Interpretation (FIN) 39-1 (FIN 39-1) which modfies FIN 39, Offsetting of Amounts relating to Certain Contracts (FIN 39). FIN 39-1 addresses whether a reporting entity that is party to a master netting arrangement can offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments that have been offset under the same master netting arrangement in accordance with FIN 39. Upon adoption of this FASB Staff Positon (FSP), a reporting entity shall be permitted to change its accounting policy to offset or not offset fair value amounts recognized for derivative instruments under master netting arrangements. The guidance in this FSP is effective for fiscal years beginning after November 15, 2007. The implementation did not have an effect on the financial statements of the Company.

      In February 2008, FASB issued FASB Staff Position No. FAS 140-3 Accounting for Transfers of Financial Assets and Repurchase Financing Transactions, or FSP FAS 140-3. FSP FAS 140-3 addresses whether transactions where assets purchased from a particular counterparty and financed through a repurchase agreement with the same counterparty can be considered and accounted for as separate transactions, or are required to be considered "linked" transactions and may be considered derivatives under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS 133. FSP FAS 140-3 requires purchases and subsequent financing through repurchase agreements be considered linked transactions unless all of the following conditions apply: (1) the initial purchase and the use of repurchase agreements to finance the purchase are not contractually contingent upon each other; (2) the repurchase financing entered into between the parties provides full recourse to the transferee and the repurchase price is fixed; (3) the financial assets are readily obtainable in the market; and (4) the financial instrument and the repurchase agreement are not coterminous. This FSP is effective for fiscal years beginning after November 15, 2008. We are currently evaluating FSP FAS 140-3 but do not expect its application to have a significant impact on our financial reporting.

      In February 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") No. FAS 157-2, "Effective date of FASB Statement No. 157," or "FSP FAS 157-2." This FSP delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. FSP FAS 157-2 became effective upon issuance. It will be adopted by us on January 1, 2009.

      In March 2008, the FASB issued FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. FAS No. 161 attempts to improve the transparency of financial reporting by providing additional information about how derivative and hedging activities affect an entity's financial position, financial performance and cash flows. This statement changes the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosure about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. To meet these objectives, the Statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This disclosure framework is intended to better convey the purpose of derivative use in terms of the risks that an entity is intending to manage. SFAS 161 is effective for us January 1, 2009. We utilize interest rate swaps which are designated as cash flow hedges under FAS 133 and therefore expect that adoption of SFAS 161 will increase footnote disclosure to comply with the disclosure requirements for financial statements issued after January 1, 2009.

Results of Operations:

         Net Income Summary

      For the quarter ended March 31, 2008, our net income was $243.0 million or $0.54 basic income per average share related to common shareholders, as compared to $67.4 million or $0.29 basic net income per average share for the quarter ended March 31, 2007. Net income per average share increased by $0.25 per average share available to common shareholders and total net income increased $175.6 million for the quarter ended March 31, 2008, when compared to the quarter ended March 31, 2007. We attribute the increase in total net income for the quarter ended March 31, 2008 from the quarter ended March 31, 2007 to an increase in net interest income, resulting from the increased asset base, and the increase in interest rate spread. Net interest income increased by $184.1 million for the quarter ended March 31, 2008, as compared to the quarter ended March 31, 2007.

                               Net Income Summary
                (dollars in thousands, except for per share data)
                -------------------------------------------------

                                                                              Quarter Ended      Quarter Ended
                                                                             March 31, 2008     March 31, 2007
                                                                            -------------------------------------
Interest income                                                                      $791,128           $449,564
Interest expense                                                                      537,606            380,164
                                                                            -------------------------------------
Net interest income                                                                   253,522             69,400
                                                                            -------------------------------------

Other income:
  Investment advisory and service fees                                                  6,598              5,562
  Gain on sale of investment securities                                                 9,417              6,145
  Gain on termination of interest rate swaps                                                -                 67
  Income from trading securities                                                        1,854              3,429
  Dividend income from available-for-sale equity securities                               941                  -
  Loss on other-than-temporarily impaired securities                                        -               (491)
                                                                            -------------------------------------
     Total other income                                                                18,810             14,712
                                                                            -------------------------------------

Expenses:
  Distribution fees                                                                       633                904
  General and administrative expenses                                                  23,995             12,886
                                                                            -------------------------------------
     Total expenses                                                                    24,628             13,790
                                                                            -------------------------------------

Income before income  taxes and minority interest                                     247,704             70,322

Income taxes                                                                            4,610              2,604

                                                                            -------------------------------------
Income before minority interest                                                       243,094             67,718

Minority interest                                                                          58                286
                                                                            -------------------------------------

Net Income                                                                            243,036             67,432

Dividends on preferred stock                                                            5,373              5,373
                                                                            -------------------------------------

Net income available to common shareholders                                          $237,663            $62,059
                                                                            =====================================


Weighted average number of basic common shares outstanding                        443,812,432        217,490,205
Weighted average number of diluted common shares outstanding                      452,967,457        225,928,127

Basic net income per average common share                                               $0.54              $0.29
Diluted net income per average common share                                             $0.53              $0.28

Average total assets                                                              $56,827,604        $35,150,250
Average equity                                                                     $5,835,604         $3,036,273

Return on average total assets                                                          1.71%              0.77%
Return on average equity                                                               16.66%              8.88%


         Interest Income and Average Earning Asset Yield

         We had average earning assets of $56.1 billion for the quarter ended March 31, 2008. We had average earning assets of $31.7 billion for the quarter ended March 31, 2007. Our primary source of income is interest income. Our interest income was $791.1 million for the quarter ended March 31, 2008, and $449.6 million for the quarter ended March 31, 2007. The yield on average Investment Securities was 5.64% and 5.68% for the quarters ended March 31, 2008 and 2007, respectively. The prepayment speeds decreased to an average of 15% CPR for the quarter ended March 31, 2008 from an average of 17% CPR for the quarter ended March 31, 2007. Even though the yield on assets declined by .04%, the total interest income increased by $341.5 million, due to the increase in average earning assets.

         Interest Expense and the Cost of Funds

         Our largest expense is the cost of borrowed funds. We had average borrowed funds of $51.4 billion and total interest expense of $537.6 million for the quarter ended March 31, 2008. We had average borrowed funds of $29.8 billion and total interest expense of $380.2 million for the quarter ended March 31, 2007. Our average cost of funds was 4.18% for the quarter ended March 31, 2008 and 5.10% for the quarter ended March 31, 2007. The cost of funds rate decreased by 92 basis points and the average borrowed funds increased by $21.6 billion for the quarter ended March 31, 2008 when compared to the quarter ended March 31, 2007. Interest expense for the quarter ended March 31, 2008 increased by $157.4 million due to the substantial increase in the average repurchase balance. Since a portion of our repurchase agreements are short term, changes in market rates are directly reflected in our interest expense. In addition to short term financing, the Company has entered into longer term repurchase agreements which provide the counterparty with the right to call the balance prior to maturity date. Our average cost of funds was 0.87% above average one-month LIBOR and 1.00% above average six-month LIBOR for the quarter ended March 31, 2008. Our average cost of funds was 0.16% below average one-month LIBOR and 0.20% below average six-month LIBOR for the quarter ended March 31, 2007. Our cost of funds, when compared to six-month LIBOR and one-month LIBOR, increased in the first quarter of 2008 because, in addition to short term financing, the Company has entered into longer term repurchase agreements which typically have a higher cost of funds.

         The table below shows our average borrowed funds and average cost of funds as compared to average one-month and average six-month LIBOR for the quarter ended March 31, 2008, the year ended December 31, 2007 and four quarters in 2007.
                              Average Cost of Funds
                              ---------------------
      (Ratios for the quarters have been annualized, dollars in thousands)

                                                                                                              Average
                                                                               Average       Average Cost     Cost of
                                                                               One-Month       of Funds        Funds
                                                           Average   Average   LIBOR          Relative to   Relative to
                           Average                Average  One-      Six-      Relative to     Average        Average
                           Borrowed    Interest   Cost of  Month     Month     Average Six-   One-Month      Six-Month
                            Funds      Expense    Funds    LIBOR     LIBOR     Month LIBOR      LIBOR          LIBOR
                         ----------- ----------- ------- -------- ----------- ------------- -------------- -------------
For the Quarter Ended
March 31, 2008           $51,399,101   $537,606    4.18%   3.31%     3.18%       0.13%         0.87%         1.00%
------------------------------------------------------------------------------------------------------------------------
For the Year Ended
 December 31, 2007       $37,967,215  $1,926,465   5.07%   5.19%     5.19%      (0.00%)       (0.12%)       (0.12%)
For the Quarter Ended
   December 31, 2007     $45,272,782   $558,435    4.93%   4.86%     4.85%       0.01%         0.07%         0.08%
For the Quarter Ended
  September 30, 2007     $40,201,513   $519,118    5.17%   5.37%     5.31%       0.07%        (0.20%)       (0.14%)
For the Quarter Ended
  June 30, 2007          $36,560,359   $468,748    5.13%   5.32%     5.37%      (0.05%)       (0.19%)       (0.24%)
For the Quarter Ended
  March 31, 2007         $29,834,208   $380,164    5.10%   5.26%     5.30%      (0.04%)       (0.16%)       (0.20%)

         Net Interest Income

         Our net interest income, which equals interest income less interest expense, totaled $253.5 million for the quarter ended March 31, 2008, and $69.4 million for the quarter ended March 31, 2007. Our net interest income increased for the quarter ended March 31, 2008, as compared to the quarter ended March 31, 2007, because of the increased average earning assets and the increased interest rate spread. Our net interest spread, which equals the yield on our average assets for the period less the average cost of funds for the period, was 1.46% for the quarter ended March 31, 2008 as compared to 0.58% for the quarter ended March 31, 2007. This 88 basis point increase in interest rate spread was the result in the decreased cost of funds of 92 basis points, partially offset by a decrease in the average yield of 4 basis points.

         The table below shows our interest income by average Investment Securities held, total interest income, yield on average interest earning assets, average balance of repurchase agreements, interest expense, average cost of funds, net interest income, and net interest rate spread for the quarter ended March 31, 2008, the year ended December 31, 2007 and the four quarters in 2007.

                                                  Net Interest Income
                        (Ratios for the quarters in have been annualized, dollars in thousands)

                                                         Yield on
                                Average                   Average      Average                Average             Net
                              Investment      Total      Interest     Balance of               Cost     Net     Interest
                               Securities    Interest     Earning     Repurchase   Interest      of    Interest   Rate
                                 Held         Income      Assets      Agreements    Expense    Funds    Income   Spread
                             ------------- ------------ -----------  ------------ ----------- ------- --------- --------
For the Quarter Ended
March 31, 2008               $  56,119,584 $    791,128      5.64 %  $ 51,399,101 $   537,606  4.18 % $ 253,522   1.46 %
------------------------------------------------------------------------------------------------------------------------
For the Year Ended
December 31, 2007            $  40,800,148 $  2,355,447      5.77 %  $ 37,967,215 $ 1,926,465  5.07 % $ 428,982   0.70 %
For the Quarter Ended
December 31, 2007            $  49,619,857 $    720,925      5.81 %  $ 45,272,782 $   558,435  4.93 % $ 162,490   0.88 %
 For the Quarter Ended
September 30, 2007           $  43,075,489 $    628,696      5.84 %  $ 40,201,513 $   519,118  5.17 % $ 109,578   0.67 %
For the Quarter Ended
June 30, 2007                $  38,822,274 $    556,262      5.73 %  $ 36,560,359 $   468,748  5.13 % $  87,514   0.60 %
For the Quarter Ended
March 31, 2007               $  31,682,974 $    449,564      5.68 %  $ 29,834,208 $   380,164  5.10 % $  69,400   0.58 %

         Investment Advisory and Service Fees

         FIDAC is a registered investment advisor which specializes in managing fixed income securities. FIDAC generally receives annual net investment advisory fees on the gross assets it manages, assists in managing or supervises. FIDAC expanded its line of business in 2007 to manage Chimera Investment Corporation, a newly-formed specialty finance company that invests in residential mortgage loans, residential mortgage-backed securities, real estate related securities and various other asset classes. At March 31, 2008, FIDAC had under management approximately $3.2 billion in net assets and $12.7 billion in gross assets, compared to $2.5 billion in net assets and $16.1 billion in gross assets at March 31, 2007. Net investment advisory and service fees for the quarters ended March 31, 2008 and 2007 totaled $6.0 million, and $4.7 million respectively, net of fees paid to third parties pursuant to distribution service agreements for facilitating and promoting distribution of shares or units to FIDAC's clients. Gross assets under management will vary from time to time because of changes in the amount of net assets FIDAC manages as well as changes in the amount of leverage used by the various funds and accounts FIDAC manages.

         Gains and Losses on Sales of Investment Securities and Interest Rate Swaps

         For the quarter ended March 31, 2008, we sold Investment Securities with a carrying value of $4.1 billion for an aggregate gain of $9.4 million. For the quarter ended March 31, 2007, we sold Investment Securities with an aggregate historical amortized value of $1.2 billion for an aggregate gain of $6.1 million and terminated interest rates swap agreements with a notional amount of $300 million for a gain of $67,000. We do not expect to sell assets on a frequent basis, but may from time to time sell existing assets to move into new assets, which our management believes might have higher risk-adjusted returns, or to manage our balance sheet as part of our asset/liability management strategy.

         Income from Trading Securities

         Gross income from trading securities held by our investment fund totaled $1.9 million for the quarter ended March 31, 2008 and $3.4 million for the quarter ended March 31, 2007.

         Dividend Income from Available-For-Sale Equity Securities

         We acquired approximately 3.6 million shares of common stock of Chimera. The investment in Chimera is accounted for as available-for-sale equity securities.

         Dividend income from available-for-sale equity securities totaled $941,000 for the quarter ended March 31, 2008. For the quarter ended March 31, 2007 we did not have an investment in available-for-sale equity securities.

         Loss on Other-Than-Temporarily Impaired Securities

         At each quarter end, we review each of our securities to determine if an other-than-temporary impairment charge would be necessary. We will take these charges if we determine that we do not intend to hold securities that were in an unrealized loss position for a period of time, to maturity if necessary, sufficient for a forecasted market price recovery up to or beyond the cost of the investments. For the quarter ended March 31, 2008 there were no losses on other-than-temporarily impaired securities. For the quarter ended March 31, 2007, the loss on other-than-temporarily impaired securities totaled $491,000.

         General and Administrative Expenses

         General and administrative (or G&A) expenses were $24.0 million for the quarter ended March 31, 2008, and $12.9 million for the quarter ended March 31, 2007. G&A expenses as a percentage of average total assets was 0.17% and 0.15% for the quarters ended March 31, 2008 and 2007 respectively. The increase in G&A expenses of $11.1 million for the quarter March 31, 2008 was primarily the result of increased salaries.

         The table below shows our total G&A expenses as compared to average total assets and average equity for the quarter ended March 31, 2008 and the year ended December 31, 2007and the four quarters in 2007.

                    G&A Expenses and Operating Expense Ratios
                    -----------------------------------------
      (ratios for the quarters have been annualized, dollars in thousands)

                                                                    Total G&A           Total G&A
                                                                 Expenses/Average   Expenses/Average
                                            Total G&A Expenses        Assets             Equity
                                            -------------------  ----------------  -------------------
 For the Quarter Ended March 31, 2008            $23,995              0.17%               1.64%
------------------------------------------------------------------------------------------------------
For the Year Ended December 31, 2007             $62,666              0.15%               1.69%
For  the Quarter Ended December 31, 2007         $20,174              0.16%               1.72%
For the Quarter Ended September 30, 2007         $17,334              0.16%               1.94%
For the Quarter Ended June 30, 2007              $12,272              0.12%               1.50%
For the Quarter Ended March 31, 2007             $12,886              0.15%               1.70%


Net Income and Return on Average Equity

         Our net income was $243.0 million for the quarter ended March 31, 2008, and net income was $67.4 million for the quarter ended March 31, 2007. Our return on average equity was 16.66% for the quarter ended March 31, 2008 and was 8.88% for the quarter ended March 31, 2007. Even with the increase in G&A expenses, net income for the year increased by $175.6 million. We attribute the increase in total net income for the quarter ended March 31, 2008 over the quarter ended March 31, 2007 to the increase in interest rate spread and increase in interest-earning assets.

         The table below shows our net interest income, net investment advisory and service fees, gain (loss) on sale of Mortgage-Backed Securities and termination of interest rate swaps, loss on other-than-temporarily impaired securities, income from equity investment, G&A expenses, income taxes, minority interest, and dividend income from equity investment, each as a percentage of average equity, and the return on average equity for the quarter ended March 31, 2008, the year ended December 31, 2007, and the four quarters in 2007.

                     Components of Return on Average Equity
                     --------------------------------------
                 (Ratios for the quarters have been annualized)

                                 Gain/(Loss)
                                  on Sale of
                                  Mortgage-
                                   Backed
                                  Securities   Loss on                         Dividend
                       Net           and      other-than-                       income
           Net      Investment    Interest    temporarily                        from
          Interest  Advisory and    Rate       impaired                        available-    G&A      Income  Minority   Return
          Income/     Service      Swaps/     securities/ Income from equity   for-sale    Expenses/ Taxes/    interest/    on
          Average   Fees/Average   Average     Average     investment/Average   equity     Average    Average  Average    Average
           Equity      Equity       Equity      Equity           Equity        securities   Equity    Equity    Equity    Equity
         --------------------------------------------------------------------------------------------------------------- --------
For the
 Year
 Ended
 March
 31, 2008   17.38%         0.41%       0.64%          -                 0.13%       0.06%    (1.64%)  (0.32%)     0.00%    16.66%
----------------------------------------------------------------------------------------------------------------------------------
For the
 Year
 Ended
 December
 31, 2007   11.56%         0.50%       0.57%      (0.03%)               0.52%       0.00%    (1.69%)  (0.24%)    (0.02%)   11.17%
For the
 Quarter
 Ended
 December
 31, 2007   13.89%         0.41%       0.16%          -                 0.61%       0.00%    (1.72%)  (0.26%)    (0.02%)   13.07%
For the
 Quarter
 Ended
September
 30, 2007   12.23%         0.49%       0.65%          -                 0.93%          -     (1.94%)  (0.26%)    (0.01%)   12.09%
For the
 Quarter
 Ended
June 30,
 2007       10.71%         0.55%       0.89%      (0.09%)               0.03%          -     (1.50%)  (0.10%)        -     10.49%
For the
 Quarter
 Ended
March 31,
 2007        9.14%         0.61%       0.82%      (0.06%)               0.45%          -     (1.70%)  (0.34%)    (0.04%)    8.88%



Financial Condition

         Investment Securities, Available for Sale

        All of our Mortgage-Backed Securities at March 31, 2008, were adjustable-rate or fixed-rate mortgage-backed securities backed by single-family mortgage loans. All of the mortgage assets underlying these mortgage-backed securities were secured with a first lien position on the underlying single-family properties. All of our mortgage-backed securities were FHLMC, FNMA or GNMA mortgage pass-through certificates or CMOs, which carry an implied "AAA" rating. All of our agency debentures are callable and carry an implied "AAA" rating. We carry all of our investment assets at fair value.

         We accrete discount balances as an increase in interest income over the life of discount Investment Securities and we amortize premium balances as a decrease in interest income over the life of premium Investment Securities. At March 31, 2008 and December 31, 2007, we had on our balance sheet a total of $79.1 million and $77.4 million, respectively, of unamortized discount (which is the difference between the remaining principal value and current historical amortized cost of our investment securities acquired at a price below principal value) and a total of $462.4 million and $405.8 million, respectively, of unamortized premium (which is the difference between the remaining principal value and the current historical amortized cost of our investment securities acquired at a price above principal value).

         We received mortgage principal repayments of $2.5 billion for the quarter ended March 31, 2008, and $1.7 billion for the quarter ended March 31, 2007. The average prepayment speed for the quarter ended March 31, 2008 and 2007 was 15%, and 17% respectively. During the quarter ended March 31, 2008, the average CPR declined to 15% from 17% during the quarter ended March 31, 2007, due to a decline in refinancing activity. Given our current portfolio composition, if mortgage principal prepayment rates were to increase over the life of our Mortgage-Backed Securities, all other factors being equal, our net interest income would decrease during the life of these mortgage-backed securities as we would be required to amortize our net premium balance into income over a shorter time period. Similarly, if mortgage principal prepayment rates were to decrease over the life of our Mortgage-Backed Securities, all other factors being equal, our net interest income would increase during the life of these Mortgage-Backed Securities as we would amortize our net premium balance over a longer time period.

         The table below summarizes certain characteristics of our Investment Securities at March 31, 2008, December 31, 2007, September 30, 2007, June 30, 2007, and March 31, 2007.

                              Investment Securities
                              ---------------------
                             (dollars in thousands)

                                                                         Amortized                      Fair         Weighted
                               Principal        Net      Amortized    Cost/Principal               Value/Principal   Average
                                 Amount       Premium       Cost          Amount      Fair Value        Amount         Yield
                              -------------  ---------  ------------  -------------  -----------  ----------------  ----------
 At March 31, 2008            $56,006,707     $383,334   $56,390,041     100.68%     $56,853,862     101.51%         5.36%
------------------------------------------------------------------------------------------------------------------------------
At December 31, 2007          $52,569,598     $328,376   $52,897,974     100.62%     $53,133,443     101.07%         5.75%
At September 30, 2007         $44,904,820     $229,713   $45,134,533     100.51%     $44,890,633      99.97%         5.74%
At June 30, 2007              $39,102,277     $211,438   $39,313,715     100.54%     $38,753,509      99.11%         5.71%
At March 31, 2007             $39,053,196     $195,649   $39,248,845     100.50%     $39,230,648     100.45%         5.67%

         The table below summarizes certain characteristics of our Investment Securities at March 31, 2008, December 31, 2007, September 30, 2007, June 30, 2007, and March 31, 2007. The index level for adjustable-rate Investment Securities is the weighted average rate of the various short-term interest rate indices, which determine the coupon rate.

              Adjustable-Rate Investment Security Characteristics
              ---------------------------------------------------
                             (dollars in thousands)

                                                                                                    Principal
                                                                                                     Amount at
                                                            Weighted                              Period End as %
                                              Weighted    Average Term   Weighted      Weighted          of
                                               Average         to        Average       Average        Total
                              Principal        Coupon         Next        Lifetime      Asset        Investment
                                 Amount         Rate       Adjustment       Cap         Yield       Securities
                            --------------- ------------- ------------ ------------- ------------ ---------------
 At March 31, 2008          $    17,487,518         5.19%    35 months         9.73%        4.40%          31.22%
-----------------------------------------------------------------------------------------------------------------
At December 31, 2007        $    15,331,447         5.90%    39 months         9.89%        5.63%          29.16%
At September 30, 2007       $    13,148,355         5.99%    41 months        10.02%        5.68%          29.28%
At June 30, 2007            $     9,553,827         5.85%    32 months        10.11%        5.77%          24.43%
At March 31, 2007           $     9,657,221         5.79%    30 months        10.05%        5.66%          24.73%



                 Fixed-Rate Investment Security Characteristics
                 ----------------------------------------------
                             (dollars in thousands)

                                                                          Principal Amount at
                                                                                  Period
                                                                           End as % of Total
                       Principal     Weighted Average  Weighted Average         Investment
                         Amount        Coupon Rate        Asset Yield          Securities
                     -------------- ------------------ ----------------- -----------------------
At March 31, 2008       $38,519,189              5.98%             5.80%                  68.78%
------------------------------------------------------------------------------------------------
At December 31, 2007    $37,238,151              6.00%             5.80%                  70.84%
At September 30,
 2007                   $31,756,465              5.93%             5.76%                  70.72%
At June 30, 2007        $29,548,450              5.87%             5.69%                  75.57%
At March 31, 2007       $29,395,975              5.85%             5.67%                  75.27%


         At March 31, 2008 and December 31, 2007, we held Investment Securities with coupons linked to various indices. The following tables detail the portfolio characteristics by index.


                 Adjustable-Rate Investment Securities by Index
                 ----------------------------------------------
                                 March 31, 2008
                                 --------------

                                                                         12-      11th              Monthly
                                                   One-   Six-  Twelve  Month   District   1-Year   Federal
                                                   Month  Month Month   Moving   Cost of  Treasury  Cost of     Other
                                                  Libor  Libor  Libor  Average    Funds     Index    Funds   Indexes(1)
                                                  ------ ------ ------ -------- --------- --------- -------- -----------

          Weighted Average Term
          to Next Adjustment                       1 mo. 32 mo. 61 mo.    1 mo.     1 mo.    35 mo.    1 mo.      14 mo.

          Weighted Average
          Annual Period Cap                        6.42%   2.8%  2.00%    0.01%     0.00%     1.90%    0.00%       1.94%

          Weighted Average
          Lifetime Cap at
          March 31, 2008                          10.73% 10.73% 10.99%    9.19%    11.29%    10.91%   13.43%      12.01%

          Investment Principal
          Value as Percentage of
          Investment Securities at
          March 31, 2008                           9.62%  2.26% 14.81%    0.72%     0.22%     3.39%    0.12%       0.08%
(1)   Combination of indexes that account for less than 0.05% of total investment securities.




                 Adjustable-Rate Investment Securities by Index
                 ----------------------------------------------
                                December 31, 2007
                                -----------------

                                               12-      11th                        Monthly   One-   Twelve
                         One-   Six-  Twelve  Month    District  1-Year    3-Year   Federal   Month   Month
                        Month  Month  Month   Moving   Cost of   Treasury  Treasury Cost of  Libor-  Libor-     Other
                        Libor  Libor  Libor   Average   Funds     Index     Index    Funds     USD     USD   Indexes(1)
                        ------ ------ ------ -------- --------- --------- --------- -------- ------- ------- -----------

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

     Trading Securities and Trading Securities Sold, Not Yet Purchased

         Trading securities and trading securities sold, not yet purchased, are included in the balance sheet as a result of consolidating the financial statements of an affiliated investment fund. The resulting realized and unrealized gains and losses are reflected in the statements of operations. The fair value of the trading securities was $1.8 million and the trading securities sold, not yet purchased, was $37.3 million at March 31, 2008. The fair value of the trading securities was $11.7 million and the trading securities sold, not yet purchased, was $32.8 million at December 31, 2007.

         Borrowings

         To date, our debt has consisted entirely of borrowings collateralized by a pledge of our Investment Securities. These borrowings appear on our statement of financial condition as repurchase agreements. At March 31, 2008, we had established uncommitted borrowing facilities in this market with 30 lenders in amounts which we believe are in excess of our needs. All of our Investment Securities are currently accepted as collateral for these borrowings. However, we limit our borrowings, and thus our potential asset growth, in order to maintain unused borrowing capacity and thus increase the liquidity and strength of our balance sheet.

         For the quarter ended March 31, 2008, the term to maturity of our borrowings ranged from one day to ten years. We have entered into structured borrowings giving the counterparty the right to call the balance prior to maturity. The weighted average original term to maturity of our borrowings was 266 days at March 31, 2008. For the quarter ended March 31, 2007, the term to maturity of our borrowings ranged from one day to three years, with a weighted average original term to maturity of 245 days at March 31, 2007.

         At March 31, 2008, the weighted average cost of funds for all of our borrowings was 3.85% with the effect of the interest rate swaps, and the weighted average term to next rate adjustment was 229 days. At March 31, 2007, the weighted average cost of funds for all of our borrowings 5.17% and the weighted average term to next rate adjustment was 200 days.

         Liquidity

         Liquidity, which is our ability to turn non-cash assets into cash, allows us to purchase additional investment securities and to pledge additional assets to secure existing borrowings should the value of our pledged assets decline. We may need to pledge assets for interest rate swaps, if the value of the swaps decline. Potential immediate sources of liquidity for us include cash balances and unused borrowing capacity. Unused borrowing capacity will vary over time as the market value of our investment securities varies. Our non-cash assets are largely actual or implied AAA assets, and accordingly, we have not had, nor do we anticipate having, difficulty in converting our assets to cash. Our balance sheet also generates liquidity on an on-going basis through mortgage principal repayments and net earnings held prior to payment as dividends. Should our needs ever exceed these on-going sources of liquidity plus the immediate sources of liquidity discussed above, we believe that in most circumstances our Investment Securities could be sold to raise cash. The maintenance of liquidity is one of the goals of our capital investment policy. Under this policy, we limit asset growth in order to preserve unused borrowing capacity for liquidity management purposes.

         Borrowings under our repurchase agreements increased by $5.3 billion to $51.3 billion at March 31, 2008, from $46.0 billion at December 31, 2007. The increase in borrowings was the result of our deployment of additional capital raised during 2007 and the first quarter of 2008, which permitted us to increase our borrowings.

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

         Under our repurchase agreements, we may be required to pledge additional assets to our repurchase agreement counterparties (i.e., lenders) in the event the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral (a "margin call"), which may take the form of additional securities or cash. Similarly, if the estimated fair value of our Investment Securities increases due to changes in market interest rates of market factors, lenders may release collateral back to us. Specifically, margin calls result from a decline in the value of the our Mortgage-Backed Securities securing our repurchase agreements, prepayments on the mortgages securing such Mortgage-Backed Securities and to changes in the estimated fair value of such Mortgage-Backed Securities generally due to principal reduction of such Mortgage-Backed Securities from scheduled amortization and resulting from changes in market interest rates and other market factors. Through March 31, 2008, we did not have any margin calls on our repurchase agreements that we were not able to satisfy with either cash or additional pledged collateral. However, should prepayment speeds on the mortgages underlying our Mortgage-Backed Securities and/or market interest rates suddenly increase, margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.

         The following table summarizes the effect on our liquidity and cash flows from contractual obligations for repurchase agreements, interest expense on repurchase agreements, the non-cancelable office lease and employment agreements at March 31, 2008.

                                                                  (dollars in thousands)
                                                                  ----------------------
                                         Within One      One to Three     Three to      More than
Contractual Obligations                    Year              Years       Five Years     Five Years         Total
---------------------------------------------------------------------------------------------------------------------
Repurchase agreements                      $43,674,007      $3,800,000   $2,450,000      $1,400,000      $51,324,007
Interest expense on repurchase
agreements                                     374,880         442,921      209,590         230,002        1,257,393
Long-term operating lease obligations
                                                   399             532            -               -              931
Employment contracts                            64,342           8,895            -               -           73,237
                                       ------------------------------------------------------------------------------
Total                                      $44,113,628      $4,252,348   $2,659,590      $1,630,002      $52,655,568

                                       ================ =============== ============ =============== ================

         Stockholders' Equity

         During the quarter ended March 31, 2008, we declared dividends to common shareholders totaling $224.8 million or $0.48 per share, which were paid to shareholders on April 29, 2008. During the quarter ended March 31, 2008, we declared and paid dividends to Series A Preferred shareholders totaling $3.6 million or $0.492188 per share, and Series B Preferred shareholders totaling $1.7 million or $0.375 per share. During the quarter ended March 31, 2007, we declared dividends to common shareholders totaling $52.6 million or $0.20 per share, which were paid on April 26, 2007. During the quarter ended March 31, 2007, we declared and paid dividends to Series A Preferred shareholders totaling $3.6 million or $0.492188 per share, and Series B Preferred shareholders totaling $1.7 million or $0.375 per share.

         On January 23, 2008 we entered into an underwriting agreement pursuant to which we sold 58,650,000 shares of our common stock for net proceeds following underwriting expenses of approximately $1.1 billion. This transaction settled on January 29, 2008.

         During the quarter ended March 31, 2008, we raised $54.6 million by issuing 3.3 million shares through the Direct Purchase and Dividend Reinvestment Program.

         During the quarter ended March 31, 2008, 170,617 options were exercised under the Long-Term Stock Incentive Plan, or Incentive Plan, for an aggregate exercise price of $1.6 million.

         On August 3, 2006, we entered into an ATM Equity Offering(sm) Sales Agreement with Merrill Lynch & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, relating to the sale of shares of common stock from time to time through Merrill Lynch. Sales of the shares, if any, are made by means of ordinary brokers' transaction on the New York Stock Exchange. During the quarter ended March 31, 2008, 588,000 shares of our common stock were issued pursuant to this program, totaling $11.5 million in net proceeds. On August 3, 2006, we entered into an ATM Equity Sales Agreement with UBS Securities LLC, relating to the sale of shares of our common stock from time to time through UBS Securities. Sales of the shares, if any, will be made by means of ordinary brokers' transaction on the New York Stock Exchange. During the quarter ended March 31, 2008, 3.8 million shares of our common stock were issued pursuant to this program, totaling $60.3 million in net proceeds.


         Unrealized Gains and Losses

         With our "available-for-sale" accounting treatment, unrealized fluctuations in fair values of assets do not impact our GAAP or taxable income but rather are reflected on our statement of financial condition by changing the carrying value of the asset with the change included in stockholders' equity under "Accumulated Other Comprehensive Income (Loss)." By accounting for our assets in this manner, we hope to provide useful information to stockholders and creditors and to preserve flexibility to sell assets in the future without having to change accounting methods.

         As a result of us using fair value accounting treatment, our book value and book value per share are likely to fluctuate far more than if we used historical amortized cost accounting. As a result, comparisons with companies that use historical cost accounting for some or all of their investments may not be meaningful.

         The table below shows unrealized gains and losses on the Investment Securities, available-for-sale equity securities and interest rate swaps in our portfolio.

                                        Unrealized Gains and Losses
                                        ---------------------------
                                          (dollars in thousands)
                                             December 31,       September 30,
                          March 31, 2008          2007              2007          June 30, 2007    March 31, 2007
                         -------------------------------------------------------------------------------------------
Unrealized gain                  $654,506          $379,348             $68,015         $102,641           $138,211
Unrealized loss                  (990,320)         (531,545)           (453,974)        (570,281)          (198,251)
                         -------------------------------------------------------------------------------------------
Net Unrealized loss             ($335,814)        ($152,197)          ($385,959)       ($467,640)          ($60,040)
                         ===========================================================================================

         Unrealized changes in the estimated net fair value of investment securities have one direct effect on our potential earnings and dividends: positive fair value changes increase our equity base and allow us to increase our borrowing capacity while negative changes tend to limit borrowing capacity under our capital investment policy. A very large negative change in the net fair value of our investment securities might impair our liquidity position, requiring us to sell assets with the likely result of realized losses upon sale.

         Leverage

         Our debt-to-equity ratio at March 31, 2008 and December 31, 2007 was 8.1:1 and 8.7:1, respectively. We generally expect to maintain a ratio of debt-to-equity of between 8:1 and 12:1, although the ratio may vary from this range from time to time based upon various factors, including our management's opinion of the level of risk of our assets and liabilities, our liquidity position, our level of unused borrowing capacity and over-collateralization levels required by lenders when we pledge assets to secure borrowings.

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

         We seek to manage the extent to which our net income changes as a function of changes in interest rates by matching adjustable-rate assets with variable-rate borrowings. In addition, we have attempted to mitigate the potential impact on net income of periodic and lifetime coupon adjustment restrictions in our portfolio of investment securities by entering into interest rate swaps. At March 31, 2008, we had entered into swap agreements with a total notional amount of $17.0 billion. We agreed to pay a weighted average pay rate of 4.90% and receive a floating rate based on one month LIBOR. At December 31, 2007, we entered into swap agreements with a total notional amount of $16.2 billion. We agreed to pay a weighted average pay rate of 5.03% and receive a floating rate based on one month LIBOR. We may enter into similar derivative transactions in the future by entering into interest rate collars, caps or floors or purchasing interest only securities.

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

         Capital Resources

         At March 31, 2008, we had no material commitments for capital expenditures.

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

         Other Matters

         We calculate that at least 75% of our assets were qualified REIT assets, as defined in the Code for the quarters ended March 31, 2008 and 2007. We also calculate that our revenue qualifies for the 75% source of income test and for the 95% source of income test rules for the quarters ended March 31, 2008 and 2007. Consequently, we met the REIT income and asset test. We also met all REIT requirements regarding the ownership of our common stock and the distribution of our net income. Therefore, as of March 31, 2008 and December 31, 2007 we believe that we qualified as a REIT under the Code.

         We at all times intend to conduct our business so as not to become regulated as an investment company under the Investment Company Act of 1940, or the Investment Company Act. If we were to become regulated as an investment company, then our use of leverage would be substantially reduced. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" (qualifying interests). Under current interpretation of the staff of the SEC, in order to qualify for this exemption, we must maintain at least 55% of our assets directly in qualifying interests and at least 80% of our assets in qualifying interests plus other real estate related assets. In addition, unless certain mortgage securities represent all the certificates issued with respect to an underlying pool of mortgages, the Mortgage-Backed Securities may be treated as securities separate from the underlying mortgage loans and, thus, may not be considered qualifying interests for purposes of the 55% requirement. We calculate that as of March 31, 2008 and December 31, 2007, we were in compliance with this requirement.

ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

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

         Our profitability and the value of our portfolio (including interest rate swaps) may be adversely affected during any period as a result of changing interest rates. The following table quantifies the potential changes in net interest income, portfolio value should interest rates go up or down 25, 50, and 75 basis points, assuming the yield curves of the rate shocks will be parallel to each other and the current yield curve. All changes in income and value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at March 31, 2008 and various estimates regarding prepayment and all activities are made at each level of rate shock. Actual results could differ significantly from these estimates.

                                                                                   Projected Percentage Change in
                                            Projected Percentage Change in         Portfolio Value, with Effect of
        Change in Interest Rate                   Net Interest Income                    Interest Rate Swaps
----------------------------------------------------------------------------------------------------------------------

-75 Basis Points                                        11.28%                                  2.32%
-50 Basis Points                                         6.86%                                  2.07%
-25 Basis Points                                         2.82%                                  1.70%
Base Interest Rate                                         -                                      -
+25 Basis Points                                        (4.14%)                                 0.63%
+50 Basis Points                                        (8.47%)                                (0.09%)
+75 Basis Points                                       (12.80%)                                (0.91%)

ASSET AND LIABILITY MANAGEMENT
         Asset and liability management is concerned with the timing and magnitude of the repricing of assets and liabilities. We attempt to control risks associated with interest rate movements. Methods for evaluating interest rate risk include an analysis of our interest rate sensitivity "gap", which is the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities. A gap is considered negative when the amount of interest-rate sensitive liabilities exceeds interest-rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to affect net interest income adversely. Because different types of assets and liabilities with the same or similar maturities may react differently to changes in overall market rates or conditions, changes in interest rates may affect net interest income positively or negatively even if an institution were perfectly matched in each maturity category.
         The following table sets forth the estimated maturity or repricing of our interest-earning assets and interest-bearing liabilities at March 31, 2008. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except adjustable-rate loans, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature and does include the effect of the interest rate swaps. The interest rate sensitivity of our assets and liabilities in the table could vary substantially based on actual prepayment experience.


                                                                          More than 1 Year
                                         Within 3 Months                     to 3 Years      3 Years and
                                                           4-12 Months                           Over          Total
                                                                     (dollars in thousands)
                                         --------------------------------------------------------------------------------
Rate Sensitive Assets:
  Investment Securities  (Principal)          $6,380,808       $1,264,878       $1,731,284    $46,629,738    $56,006,708
 Cash Equivalents                              1,420,000                -                -              -      1,420,000
 Reverse Repurchase Agreements                   800,000                -                -              -        800,000
                                         --------------------------------------------------------------------------------
  Total Rate Sensitive Assets                  8,600,808        1,264,878        1,731,284     46,629,738     58,226,708

Rate Sensitive Liabilities:
  Repurchase Agreements,
    with the effect of swaps                  27,484,857        2,487,000       12,642,300      8,709,650     51,324,007
                                         --------------------------------------------------------------------------------

Interest rate sensitivity gap               ($18,884,049)     ($1,222,322)    ($10,911,016)   $37,920,088     $6,902,701
                                         ================================================================================

Cumulative rate sensitivity gap             ($18,884,049)    ($20,106,372)    ($31,017,387)    $6,902,700
                                         =================================================================

Cumulative interest rate sensitivity
gap as a percentage of total
rate-sensitive assets                               (34%)            (36%)            (55%)           12%
                                         =================================================================

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

Item 1A. RISK FACTORS

         In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The materialization of any risks and uncertainties identified in our forward looking statements contained in this report together with those previously disclosed in the Form 10-K or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Special Note Regarding Forward Looking Statements" in this quarterly report on Form 10-Q. The information presented below updates and should be read in conjunction with the risk factors and information disclosed in that Form 10-K.

Agency Mortgage-Backed Securities that are guaranteed by FNMA and FHLMC are subject to the risk that these U.S. Government-sponsored entities may not be able to fully satisfy their guarantee obligations, which may adversely affect the value of our investment portfolio and our ability to sell or finance these securities.

         The interest and principal payments we expect to receive on the Mortgage-Backed Securities in which we intend to invest will be guaranteed by FNMA, FHLMC, or GNMA. Unlike the GNMA certificates in which we may invest, the principal and interest on securities issued by FNMA and FHLMC are not guaranteed by the U.S. Government. All the Mortgage-Backed Securities in which we invest depend on a steady stream of payments on the mortgages underlying the securities. The recent economic challenges in the residential mortgage market have affected the financial results of FNMA and FHLMC. For the year ended 2007, both FNMA and FHLMC reported substantial losses. FNMA has also reported a net loss of $2.2 billion in the first quarter 2008, compared with a fourth quarter 2007 net loss of $3.6 billion. FNMA recently stated that it expects severe weakness in the housing market to continue in 2008. If FNMA and FHLMC continue to suffer significant losses, their ability to honor their respective Mortgage-Backed Securities guarantees may be adversely affected. Further, any actual or perceived financial challenges at either FNMA or FHLMC could cause the rating agencies to downgrade the corporate credit ratings of FNMA or FHLMC.

         Any failure to honor guarantees on Mortgage-Backed Securities by FNMA or FHLMC or any downgrade of securities issued by FNMA or FHLMC by the rating agencies could cause a significant decline in the cash flow from, and the value of, any Mortgage-Backed Securities we may own and the market for these securities may be adversely affected for a significant period of time. We may be unable to sell or finance Mortgage-Backed Securities on favorable terms or at all and our financial position and results of operations could be adversely affected.

Item 6.  EXHIBITS

Exhibits:

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

                                  EXHIBIT INDEX

Exhibit       Exhibit Description
Number

3.1 Articles of Amendment and Restatement of the Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-11 (Registration No. 333-32913) filed with the Securities and Exchange Commission on August 5, 1997).
3.2 Articles of Amendment of the Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant's Registration Statement on Form S-3 (Registration Statement 333-74618) filed with the Securities and Exchange Commission on June 12, 2002).
3.3 Articles of Amendment of the Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant's Form 8-K (filed with the Securities and Exchange Commission on August 3, 2006).
3.4           Articles of Amendment of the Registrant.
3.5 Form of Articles Supplementary designating the Registrant's 7.875% Series A Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share (incorporated by reference to Exhibit
              3.3 to the Registrant's 8-A filed April 1, 2004).
3.6 Articles Supplementary of the Registrant's designating an additional 2,750,000 shares of the Company's 7.875% Series A Cumulative Redeemable Preferred Stock, as filed with the State Department of Assessments and Taxation of Maryland on October 15, 2004 (incorporated by reference to Exhibit 3.2 to the Registrant's 8-K filed October 4, 2004).
3.7 Articles Supplementary designating the Registrant's 6% Series B Cumulative Convertible Preferred Stock, liquidation preference $25.00 per share (incorporated by reference to Exhibit 3.1 to the Registrant's 8-K filed April 10, 2006).
3.8 Bylaws of the Registrant, as amended (incorporated by reference to Exhibit 3.3 to the Registrant's Registration Statement on Form S-11 (Registration No. 333-32913) filed with the Securities and Exchange Commission on August 5, 1997).
4.1           Specimen Common Stock Certificate (incorporated by reference to
              Exhibit 4.1 to Amendment No. 1 to the Registrant's Registration Statement on Form S-11 (Registration No. 333-32913) filed with the Securities and Exchange Commission on September 17, 1997).
4.2           Specimen Preferred Stock Certificate (incorporated by reference to
              Exhibit 4.2 to the Registrant's Registration Statement on Form S-3 (Registration No. 333-74618) filed with the Securities and Exchange Commission on December 5, 2001).
4.3 Specimen Series A Preferred Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement on Form 8-A filed with the SEC on April 1, 2004).
4.4 Specimen Series B Preferred Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K filed with the Securities and Exchange Commission on April 10, 2006).
31.1 Certification of Michael A.J. Farrell, Chairman, Chief Executive Officer, and President of the Registrant, pursuant to 18 U.S.C.
              Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Certification of Kathryn F. Fagan, Chief Financial Officer and Treasurer of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certification of Michael A.J. Farrell, Chairman, Chief Executive Officer, and President of the Registrant, pursuant to 18 U.S.C.
              Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 Certification of Kathryn F. Fagan, Chief Financial Officer and Treasurer of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         ANNALY CAPITAL MANAGEMENT, INC.

Dated:   May 7, 2008        By: /s/ Michael A.J. Farrell
                               -------------------------
                                         Michael A.J. Farrell
                                        (Chairman of the Board, Chief Executive
                                         Officer, President and authorized
                                         officer of registrant)

Dated:    May 7, 2008      By: /s/ Kathryn F. Fagan
                              ---------------------
                                        Kathryn F. Fagan
                                        (Chief Financial Officer and Treasurer
                                        and principal financial and chief
                                        accounting officer)