Form 10-Q
period 2008-06-30
ANNALY CAPITAL MANAGEMENT INC
filed 2008-08-08
CIK 1043219

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2008

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

Large accelerated filer |X| Accelerated filer |_| Non-accelerated filer |_|
                         Smaller reporting company |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes |_|   No |X|


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date:

  Class                                   Outstanding at August 8, 2008
Common Stock, $.01 par value                      538,549,916

                ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                TABLE OF CONTENTS



Part I.     FINANCIAL INFORMATION

            Item 1.  Financial Statements:

            Consolidated Statements of Financial Condition at June 30, 2008               2
               (Unaudited) and December 31, 2007 (Derived from the audited consolidated statement of financial condition at December 31, 2007)

             Consolidated Statements of Operations and Comprehensive Income (Loss)
               (Unaudited) for the quarters and six                                       3
               months ended June 30, 2008 and 2007

             Consolidated Statement of Stockholders' Equity (Unaudited) for the
               quarters ended March 31, 2008 and June 30, 2008                            4

            Consolidated Statements of Cash Flows (Unaudited) for the quarters
               and six months ended June 30, 2008 and 2007                                5

            Notes to Consolidated Financial Statements (Unaudited)                        6

            Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                  20

            Item 3. Quantitative and Qualitative Disclosures about Market Risk           37

            Item 4. Controls and Procedures                                              39

Part II.    OTHER INFORMATION

            Item 1. Legal Proceedings                                                    40

            Item 1A. Risk Factors                                                        40

            Item 4. Submission of Matters to a Vote of Security Holders                  40

            Item 6. Exhibits                                                             41

            SIGNATURES                                                                   43


Part I
Item1.  Financial Statements


                             ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                              (dollars in thousands, except for share data)
                                                                              (Unaudited)     December 31,
                                                                             June 30, 2008      2007(1)
                                                                           ---------------------------------
                                    ASSETS
                                    ------
     Cash and cash equivalents                                                  $1,462,737       $  103,960
     Reverse repurchase agreements                                                  49,964                -
     Mortgage-Backed Securities, at fair value                                  58,017,305       52,879,528
     Agency debentures, at fair value                                              731,995          253,915
     Available for sale equity securities, at fair value                            32,631           64,754
     Trading securities, at fair value                                              23,478           11,675
     Receivable for Mortgage-Backed Securities sold                                824,308          276,737
     Accrued interest and dividends receivable                                     303,228          271,996
     Receivable for advisory and service fees                                        4,703            3,598
     Intangible for customer relationships, net                                      7,604            9,842
     Goodwill                                                                       22,966           22,966
     Other assets                                                                    3,216            4,543
                                                                           ---------------------------------

          Total assets                                                         $61,484,135       $53,903,514
                                                                           =================================

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
     Liabilities:
       Repurchase agreements                                                   $51,839,663      $46,046,560
       Payable for Investment Securities purchased                               1,405,109        1,677,131
       Trading securities sold, not yet purchased, at fair value                    48,718           32,835
       Accrued interest payable                                                    154,615          257,608
       Dividends payable                                                           296,201          136,618
       Accounts payable and other liabilities                                       36,625           36,688
       Interest rate swaps, at fair value                                          400,998          398,096
                                                                           ---------------------------------

          Total liabilities                                                     54,181,929       $48,585,536
                                                                           ---------------- ----------------

     Minority interest in equity of consolidated affiliate                               -            1,574
                                                                           ---------------------------------

     6.00% Series B Cumulative Convertible Preferred Stock:
       4,600,000 shares authorized, 4,496,525 and 4,600,000 shares issued
       and outstanding                                                             108,957          111,466
                                                                           ---------------------------------

     Commitments and contingencies (Note 12)                                             -                -

     Stockholders' Equity:
     7.875% Series A Cumulative Redeemable Preferred Stock:
       7,412,500 shares authorized, issued and outstanding                         177,088          177,088
      Common stock: par value $.01 per share; 987,987,500 shares authorized, 538,546,666 and 401,822,703 issued and outstanding,
        respectively                                                                 5,385            4,018
     Additional paid-in capital                                                  7,592,161        5,297,922
     Accumulated other comprehensive loss                                        (478,791)        (152,197)
     Accumulated deficit                                                         (102,594)        (121,893)
                                                                           ---------------------------------

          Total stockholders' equity                                             7,193,249         5,204,938
                                                                           ---------------------------------

     Total liabilities, minority interest, Series B Cumulative Convertible
       Preferred Stock and stockholders' equity                                 $61,484,135      $53,903,514
                                                                           =================================

     (1) Derived from the audited consolidated statement of financial condition at December 31, 2007. See notes to consolidated financial statements.



                                       ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                                           (UNAUDITED)
                                      (dollars in thousands, except per share amounts)

                                                             For the            For the         For the Six        For the Six
                                                          Quarter Ended      Quarter Ended      Months Ended       Months Ended
                                                          June 30, 2008      June 30, 2007      June 30, 2008      June 30, 2007
                                                         ------------------------------------------------------------------------
Interest income                                          $       773,359    $       556,262    $     1,564,487    $     1,005,826

Interest expense                                                 442,251            468,748            979,857            848,912

                                                         ------------------------------------------------------------------------
Net interest income                                              331,108             87,514            584,630            156,914
                                                         ------------------------------------------------------------------------

Other income:
   Investment advisory and service fees                            6,406              5,366             13,004             10,928
   Gain on sale of Investment Securities                           2,830              7,293             12,247             13,438
   Gain on termination of interest rate swaps                         --                 --                 --                 67
   Income from trading securities                                  2,180                243              4,034              3,672
   Dividend income from available-for-sale equity                    580                 --              1,521
securities
   Loss on other-than-temporarily impaired securities                 --               (698)                --             (1,189)

                                                         ------------------------------------------------------------------------
     Total other income                                           11,996             12,204             30,806             26,916
                                                         ------------------------------------------------------------------------

Expenses:
  Distribution fees                                                  370                861              1,003              1,765
  General and administrative expenses                             27,215             12,272             51,210             25,158
                                                         ------------------------------------------------------------------------
     Total expenses                                               27,585             13,133             52,213             26,923
                                                         ------------------------------------------------------------------------

 Income before income taxes and minority interest                315,519             86,585            563,223            156,907

 Income taxes                                                      7,527                839             12,137              3,443

                                                         ------------------------------------------------------------------------
 Income before minority interest                                 307,992             85,746            551,086            153,464

 Minority interest                                                    --                 13                 58                299

                                                         ------------------------------------------------------------------------
 Net income                                                      307,992             85,733            551,028            153,165

Dividends on preferred stock                                       5,334              5,373             10,707             10,746

                                                         ------------------------------------------------------------------------
Net income available to common shareholders              $       302,658    $        80,360    $       540,321    $       142,419
                                                         ========================================================================

Net income available per share to common shareholders:
  Basic                                                  $          0.60    $          0.30    $          1.14    $          0.59
                                                         ========================================================================
  Diluted                                                $          0.59    $          0.30    $          1.13    $          0.58
                                                         ========================================================================

Weighted average number of common shares outstanding:
                                                             503,758,079        264,990,422        473,785,256        241,371,530
  Basic
                                                         ========================================================================

 Diluted                                                     512,678,975        273,578,836        482,813,463        249,924,374
                                                         ========================================================================

Net income                                               $       307,992    $        85,733    $       551,028    $       153,165
                                                         ------------------------------------------------------------------------
Other comprehensive loss:
  Unrealized gain on available-for-sale securities              (529,008)          (535,413)          (311,445)          (489,465)
  Unrealized loss (gain) on interest rate swaps                  388,861            134,408             (2,902)           110,253
  Reclassification adjustment for net gains
    included in net income                                        (2,830)            (6,595)           (12,247)           (12,316)
                                                         ------------------------------------------------------------------------
  Other comprehensive loss                                      (142,977)          (407,600)          (326,594)          (391,528)
                                                         ------------------------------------------------------------------------
Comprehensive income (loss)                              $       165,015    ($      321,867)   $       224,434    ($      238,363)
                                                         ========================================================================
See notes to consolidated financial statements.


                                             ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                             FOR THE QUARTERS ENDED MARCH 31 AND JUNE 30, 2008
                                                                (UNAUDITED)
                                               (dollars in thousands, except per share data)


                                                                                             Other
                                                                                             Accu-
                                                                                            mulated
                                                                Common      Additional       Comp-          Accu-
                                                 Preferred      Stock         Paid-In      rehensive       mulated
                                                   Stock       Par Value      Capital        Loss          Deficit          Total
                                                -----------   -----------   -----------   -----------    -----------    -----------

BALANCE JANUARY 1, 2008                         $   177,088   $     4,018   $ 5,297,922   ($  152,197)   ($  121,893)   $ 5,204,938

  Net income                                             --            --            --            --        243,036        243,036
  Other comprehensive loss                               --            --            --      (183,617)            --       (183,617)
  Exercise of stock options                              --             2         1,633            --             --          1,635
  Stock option expense                                   --            --           322            --             --            322
  Net proceeds from direct purchase and
    dividend reinvestment                                --            33        54,524            --             --         54,557
  Net proceeds from follow-on offerings                  --           587     1,080,244            --             --      1,080,831
  Net proceeds from ATM programs                         --            44        71,788            --             --         71,832
  Conversion of Series B Cumulative
    Convertible Preferred Stock                          --            --            61            --             --             61
  Series A Cumulative Redeemable Preferred
    Stock dividends declared, $0.492188
     per share                                           --            --            --            --         (3,648)        (3,648)
  Series B Cumulative Convertible Preferred
    Stock dividends  declared, $0.375 per
     share                                               --            --            --            --         (1,725)        (1,725)
  Common dividends declared, $0.48 per share             --            --            --            --       (224,823)      (224,823)
                                                -----------   -----------   -----------   -----------    -----------    -----------

BALANCE, MARCH 31, 2008                             177,088         4,684     6,506,494      (335,814)      (109,053)     6,243,399

  Net income                                             --            --            --            --        307,992        307,992
  Other comprehensive loss                               --            --            --      (142,977)            --       (142,977)
  Exercise of stock options                              --            --           195            --             --            195
  Stock option expense                                   --            --           517            --             --            517
  Net proceeds from direct purchase and
    dividend reinvestment                                --             9        16,481            --             --         16,490
  Net proceeds from follow-on offerings                  --           690     1,066,028            --             --      1,066,718
  Conversion of Series B Cumulative
    Convertible Preferred Stock                          --             2         2,446            --             --          2,448
  Series A Cumulative Redeemable Preferred
    Stock dividends declared, $0.492188
     per share                                           --            --            --            --         (3,647)        (3,647)
  Series B Cumulative Convertible Preferred
    Stock dividends  declared, $0.375 per share          --            --            --            --         (1,685)        (1,685)
  Common dividends declared, $0.55 per share             --            --            --            --       (296,201)      (296,201)
                                                -----------   -----------   -----------   -----------    -----------    -----------

BALANCE, JUNE 30, 2008                          $   177,088   $     5,385   $ 7,592,161   ($  478,791)   ($  102,594)   $ 7,193,249
                                                ===========   ===========   ===========   ===========    ===========    ===========


See notes to consolidated financial statements.



                                           ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                              (UNAUDITED)
                                                        (dollars in thousands)


                                                                      For the         For the        For the Six       For the Six
                                                                   Quarter Ended    Quarter Ended    Months Ended      Months Ended
                                                                       June             June             June              June
                                                                     30, 2008         30, 2007         30, 2008          30, 2007
                                                                   ----------------------------------------------------------------


Cash flows from operating activities:
Net income                                                         $     307,992    $      85,733    $     551,028    $     153,165
Adjustments to reconcile net income to net cash provided
  by operating activities:
    Amortization of Mortgage Backed Securities premiums
    and discounts, net                                                    26,613           16,737           54,126           32,106
    Amortization of intangibles                                            1,236              349            2,238              705
    Amortization of trading securities premiums and discounts                 --               (3)              (3)              (3)
    Gain on sale of Investment Securities                                 (2,830)          (7,293)         (12,247)         (13,438)
    Gain on termination of interest rate swaps                                --               --               --              (67)
    Stock option and long-term compensation expense                          517              362              839              673
    Net realized gain on trading investments                              (1,837)            (346)          (7,130)          (1,016)
    Unrealized depreciation (appreciation) on trading investments            351              813            4,778             (848)
    Loss on other-than-temporarily impaired securities                        --              698               --            1,189
    Increase in accrued interest receivable                              (17,040)         (17,900)         (32,350)         (50,462)
    Decrease (increase) in other assets                                    1,131              (22)           1,327             (867)
    Purchase of trading securities                                       (11,270)          (9,697)         (12,016)         (13,562)
    Proceeds from sale of trading securities                                  --            4,592            9,926            9,158
    Purchase from trading securities sold, not yet purchased              (1,987)          (3,951)          (6,032)         (11,783)
    Proceeds for securities sold, not yet purchased                        4,551            2,388           14,399           20,074
    Decrease in trading sales receivable                                      --               --              157               --
    (Increase) decrease in advisory and service fees receivable             (123)              (5)          (1,105)             224
    Increase (decrease) in interest payable                              (17,960)          25,094         (102,993)          20,458
    Increase (decrease) in accrued expenses and other liabilities         16,501            6,578              (63)          (4,296)
                                                                   ----------------------------------------------------------------
         Net cash provided by operating activities                       305,845          104,127          464,879          141,410
                                                                   ----------------------------------------------------------------
Cash flows from investing activities:
  Purchase of Mortgage-Backed Securities                              (6,802,127)      (5,303,629)     (17,255,754)     (14,893,805)
  Proceeds from sale of Investment Securities                          1,497,894        1,458,787        5,658,254        2,868,879
  Principal payments of Mortgage-Backed Securities                     2,793,143        1,952,728        5,329,720        3,627,304
  Purchase of agency debentures                                               --               --         (500,000)         (54,567)
  Proceeds from termination of swaps                                          --               --               --               67
  Purchase of reverse repurchase agreements                              750,036               --          (49,964)              --
                                                                   ----------------------------------------------------------------
       Net cash used in investing activities                          (1,761,054)      (1,892,114)      (6,817,744)      (8,452,122)
                                                                   ----------------------------------------------------------------
Cash flows from financing activities:
  Proceeds from repurchase agreements                                108,736,743      103,964,854      223,326,233      201,021,927
  Principal payments on repurchase agreements                       (108,221,087)    (102,219,009)    (217,533,130)    (193,442,092)
  Proceeds from exercise of stock options                                    195               64            1,830              481
  Proceeds from direct purchase and dividend reinvestment                 16,490           29,456           71,047           29,456
  Net proceeds from follow-on offerings                                1,066,718             (178)       2,147,549          737,071
  Net proceeds from ATM programs                                              --           65,908           71,832           65,908
  Minority interest                                                           --               13           (1,573)             299
  Dividends paid                                                        (230,154)         (57,950)        (372,146)        (102,339)
                                                                   ----------------------------------------------------------------
       Net cash provided by financing activities                       1,368,905        1,783,158        7,711,642        8,310,711
                                                                   ----------------------------------------------------------------

Net (decrease) increase in cash and cash equivalents                     (86,304)          (4,829)       1,358,777               (1)

Cash and cash equivalents, beginning of period                         1,549,041           96,610          103,960           91,782
                                                                   ----------------------------------------------------------------

Cash and cash equivalents, end of period                           $   1,462,737    $      91,781    $   1,462,737    $      91,781
                                                                   ================================================================

Supplemental disclosure of cash flow information:
  Interest paid                                                    $     460,211    $     443,654    $   1,082,849    $     828,454
                                                                   ================================================================
  Taxes paid                                                       $       9,091    $       2,105    $       9,340    $       4,581
                                                                   ================================================================
Noncash financing activities:

Net change in unrealized loss on available-for-sale securities
      and  interest rate swaps, net of reclassification adjustment ($    142,977)   ($    407,600)   ($    326,594)   ($    391,528)
                                                                   ================================================================
  Dividends declared, not yet paid                                 $     296,201    $      64,652    $     296,201    $      64,652
                                                                   ================================================================

See notes to consolidated financial statements.


                ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE QUATER ENDED JUNE 30, 2008 AND 2007
--------------------------------------------------------------------------------

1.    ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

        Annaly Capital Management, Inc. ("Annaly" or the "Company") was incorporated in Maryland on November 25, 1996. The Company commenced its operations of purchasing and managing an investment portfolio of mortgage-backed securities on February 18, 1997, upon receipt of the net proceeds from the private placement of equity capital, and completed its initial public offering on October 14, 1997. The Company is a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended. Fixed Income Discount Advisory Company ("FIDAC") is a registered investment advisor and is a wholly owned taxable REIT subsidiary of the Company. On June 27, 2006, the Company made a majority equity investment in an affiliated investment fund (the "Fund"), which is now wholly owned by the Company. The Company acquired approximately 3.6 million shares of common stock of Chimera Investment Corporation ("Chimera") for approximately $54.3 million on November 21, 2007. Chimera is a newly-formed, publicly traded, specialty finance company that invests in residential mortgage loans, residential mortgage-backed securities, real estate related securities and various other asset classes. Chimera is externally managed by FIDAC and intends to elect and qualify to be taxed as a REIT for federal income tax purposes.

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

       Cash and Cash Equivalents - Cash and cash equivalents include cash on hand and cash held in money market funds overnight.

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

      Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"), requires the Company to classify its Investment Securities as either trading investments, available-for-sale investments or held-to-maturity investments. Although the Company generally intends to hold most of its Investment Securities until maturity, it may, from time to time, sell any of its Investment Securities as part of its overall management of its portfolio. Accordingly, SFAS 115 requires the Company to classify all of its Investment Securities as available-for-sale. All assets classified as available-for-sale are reported at estimated fair value, based on market prices from independent sources, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity. The Company's investment in Chimera is accounted for as available-for-sale equity securities under the provisions of SFAS 115.

      Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been lower than carrying value, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Unrealized losses on Investment Securities that are considered other than temporary, as measured by the amount of decline in fair value attributable to other-than-temporary factors, are recognized in income and the cost basis of the Investment Securities is adjusted. For the quarter and six months ended June 30, 2008, there was no loss on other-than-temporarily impaired securities. For the quarter and six months ended June 30, 2007, the loss on other-than-temporarily impaired securities was $698,00 and $1.2 million, respectively.

      SFAS No. 107, Disclosure About Fair Value of Financial Instruments, requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. The estimated fair value of Investment Securities, available-for-sale equity securities and interest rate swaps is equal to their carrying value presented in the consolidated statements of financial condition. The estimated fair value of trading securities and trading securities sold, not yet purchased, is equal to their carrying value presented in the consolidated statements of financial condition. The estimated fair value of cash and cash equivalents, accrued interest receivable, receivable for securities sold, receivable for advisory and service fees, repurchase agreements with maturities shorter than one year, payable for mortgage-backed securities purchased, dividends payable, accounts payable, and accrued interest payable, generally approximates cost as of June 30, 2008 due to the short term nature of these financial instruments.

      Interest income is accrued based on the outstanding principal amount of the Investment Securities and their contractual terms. Premiums and discounts associated with the purchase of the Investment Securities are amortized into interest income over the projected lives of the securities using the interest method. The Company's policy for estimating prepayment speeds for calculating the effective yield is to evaluate historical performance, consensus prepayment speeds, and current market conditions. Dividend income on available-for-sale equity securities is recorded on the ex- date on an accrual basis.

      Investment Securities transactions are recorded on the trade date. Purchases of newly-issued securities are recorded when all significant uncertainties regarding the characteristics of the securities are removed, generally shortly before settlement date. Realized gains and losses on sales of Investment Securities are determined on the specific identification method.


      Derivative Financial Instruments/Hedging Activity - The Company hedges interest rate risk through the use of derivative financial instruments comprised of interest rate caps and interest rate swaps (collectively, "Hedging Instruments"). The Company accounts for Hedging Instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), as amended and interpreted. The Company carries all Hedging Instruments at their fair value, as assets, if their fair value is positive, or as liabilities, if their fair value is negative. As the Company's interest rate swaps are designated as cash flow hedges under SFAS 133, the change in the fair value of any such derivative is recorded in other comprehensive income or loss for hedges that qualify as effective. At June 30, 2008, the Company did not have any interest rate caps. The ineffective amount of all Hedging Instruments, if any, is recognized in earnings each quarter. To date, the Company has not recognized any change in the value of its interest rate swaps in earnings as a result of a hedge or a portion thereof being ineffective.

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

      If it becomes probable that the forecasted transaction, which in this case refers to interest payments to be made under the Company's short-term borrowing agreements, will not occur by the end of the originally specified time period, as documented at the inception of the hedging relationship, the related gain or loss in accumulated other comprehensive income or loss would be reclassified to income or loss.

      Realized gains and losses resulting from the termination of an interest rate swap are initially recorded in accumulated other comprehensive income or loss as a separate component of stockholders' equity. The gain or loss from a terminated interest rate swap remains in accumulated other comprehensive income or loss until the forecasted interest payments affect earnings. If it becomes probable that the forecasted interest payments will not occur, the entire gain or loss would be recognized in earnings.

      Credit Risk - The Company has limited its exposure to credit losses on its portfolio of Investment Securities by only purchasing securities issued by FHLMC, FNMA, or GNMA and agency debentures issued by the FHLB, FHLMC and FNMA. The payment of principal and interest on the FHLMC and FNMA Mortgage-Backed Securities are guaranteed by those respective agencies, and the payment of principal and interest on the GNMA Mortgage-Backed Securities are backed by the full faith and credit of the U.S. government. Principal and interest on agency debentures are guaranteed by the agency issuing the debenture. All of the Company's Investment Securities have an actual or implied "AAA" rating. The Company faces credit risk on the portions of its portfolio which are not Investment Securities.

      Market Risk - The current situation in the sub-prime mortgage sector, and the current weakness in the broader mortgage market, could adversely affect one or more of the Company's lenders and could cause one or more of the Company's lenders to be unwilling or unable to provide additional financing. This could potentially increase the Company's financing costs and reduce liquidity. If one or more major market participants fails, it could negatively impact the marketability of all fixed income securities, including government mortgage securities, and this could negatively impact the value of the securities in the Company's portfolio, thus reducing its net book value. Furthermore, if many of the Company's lenders are unwilling or unable to provide additional financing, the Company could be forced to sell its Investment Securities at an inopportune time when prices are depressed. Even with the current situation in the sub-prime mortgage sector, the Company does not anticipate having difficulty converting its assets to cash or extending financing terms due to the fact that its Investment Securities have an actual or implied "AAA" rating and principal payment is guaranteed by FHLMC, FNMA, or GNMA.

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

      Cumulative Convertible Preferred Stock- The Company classifies its Series B Cumulative Convertible Preferred Stock ("Series B Preferred Stock") on the consolidated statements of financial condition using the guidance in SEC Accounting Series Release No. 268, Presentation in Financial Statements of "Redeemable Preferred Stocks," and Emerging Issues Task Force ("EITF") Topic D-98, Classification and Measurement of Redeemable Securities. The Series B Preferred Stock contains fundamental change provisions that allow the holder to redeem the Series B Preferred Stock for cash if certain events occur. As redemption under these provisions is not solely within the Company's control, the Company has classified the Series B Preferred Stock as temporary equity in the accompanying consolidated statements of financial condition.

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

      Goodwill and Intangible assets - The Company's acquisition of FIDAC was accounted for using the purchase method. Under the purchase method, net assets and results of operations of acquired companies are included in the consolidated financial statements from the date of acquisition. In addition, the cost of FIDAC was allocated to the assets acquired, including identifiable intangible assets, and the liabilities assumed based on their estimated fair values at the date of acquisition. The excess of purchase price over the fair value of the net assets acquired was recognized as goodwill. Intangible assets are periodically (but not less frequently than annually) reviewed for potential impairment. Intangible assets with an estimated useful life are expected to amortize over a
6.4 year weighted average time period. During the quarters and six months ended June 30, 2008 and 2007, there were no impairment losses on goodwill and intangible assets.

        Stock Based Compensation - The Company accounts for its stock-based compensation in accordance with SFAS No. 123 (Revised 2004) - Share-Based Payment ("SFAS 123R"). SFAS 123R requires the Company to measure and recognize in the consolidated financial statements the compensation cost relating to share-based payment transactions. The compensation cost should be reassessed based on the fair value of the equity instruments issued.

        The Company recognizes compensation expense on a straight-line basis over the requisite service period for the entire award (that is, over the requisite service period of the last separately vesting portion of the award). The Company estimated fair value using the Black-Scholes valuation model.

      Recent Accounting Pronouncements - In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy (i.e., levels 1, 2, and 3, as defined). Additionally, companies are required to provide enhanced disclosure regarding instruments in the level 3 category (the valuation of which require significant management judgment), including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS 157 was adopted by the Company on January 1, 2008. SFAS 157 did not have an impact on the manner in which the Company estimates fair value, but it requires additional disclosure, which is included in Note 5.

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

      In April 2007, the FASB issued a FASB Staff Position FIN 39-1 ("FSP FIN 39-1") which modifies FASB Interpretation No. 39, Offsetting of Amounts relating to Certain Contracts ("FIN 39"). FSP FIN 39-1 addresses whether a reporting entity that is party to a master netting arrangement can offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments that have been offset under the same master netting arrangement in accordance with FIN 39. Upon adoption of this guidance, a reporting entity is permitted to change its accounting policy to offset or not offset fair value amounts recognized for derivative instruments under master netting arrangements. This guidance was effective for the Company on January 1, 2008. The implementation did not have an effect on the financial statements of the Company.

      In February 2008, FASB issued FASB Staff Position No. FAS 140-3 Accounting for Transfers of Financial Assets and Repurchase Financing Transactions, ("FSP FAS 140-3"). FSP FAS 140-3 addresses whether transactions where assets purchased from a particular counterparty and financed through a repurchase agreement with the same counterparty can be considered and accounted for as separate transactions, or are required to be considered "linked" transactions and may be considered derivatives under SFAS 133. FSP FAS 140-3 requires purchases and subsequent financing through repurchase agreements be considered linked transactions unless all of the following conditions apply: (1) the initial purchase and the use of repurchase agreements to finance the purchase are not contractually contingent upon each other; (2) the repurchase financing entered into between the parties provides full recourse to the transferee and the repurchase price is fixed; (3) the financial assets are readily obtainable in the market; and (4) the financial instrument and the repurchase agreement are not coterminous. This FSP is effective for the Company on January 1, 2009. The Company is currently evaluating FSP FAS 140-3 but does not expect its application to have a significant impact on its financial reporting.

      In March 2008, the FASB issued SFAS No. 161 ("SFAS 161"), Disclosures about Derivative Instruments and Hedging Activities, and an amendment of FASB Statement No. 133. SFAS 161 attempts to improve the transparency of financial reporting by providing additional information about how derivative and hedging activities affect an entity's financial position, financial performance and cash flows. This statement changes the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosure about (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for under SFAS Statement 133 and its related interpretations, and (3) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. To meet these objectives, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This disclosure framework is intended to better convey the purpose of derivative use in terms of the risks that an entity is intending to manage. SFAS 161 is effective for the Company on January 1, 2009. The Company expects that adoption of SFAS 161 will increase footnote disclosure to comply with the disclosure requirements for financial statements issued after January 1, 2009.

      2. MORTGAGE-BACKED SECURITIES

         The following tables present the Company's available-for-sale Mortgage-Backed Securities portfolio as of June 30, 2008 and December 31, 2007, which were carried at their fair value:



                          Federal Home Loan      Federal National         Government
                               Mortgage              Mortgage         National Mortgage      Total Mortgage-
June 30, 2008                Corporation           Association           Association        Backed Securities
                          ------------------------------------------------------------------------------------
                                                        (dollars in thousands)
Mortgage-Backed
 Securities, gross        $       21,744,712    $       35,454,105    $          348,861    $       57,547,678
Unamortized discount                 (28,693)              (42,005)               (1,164)              (71,862)
Unamortized premium                  209,209               361,951                 2,162               573,322
                          ------------------------------------------------------------------------------------
Amortized cost                    21,925,228            35,774,051               349,859            58,049,138

Gross unrealized gains               129,339               193,718                 1,554               324,611
Gross unrealized losses             (125,118)             (229,059)               (2,267)             (356,444)
                          ------------------------------------------------------------------------------------

Estimated fair value      $       21,929,449    $       35,738,710    $          349,146    $       58,017,305
                          ====================================================================================
                                                Gross Unrealized     Gross Unrealized         Estimated Fair
                            Amortized Cost            Gain                 Loss                   Value
                          ------------------------------------------------------------------------------------
                                                        (dollars in thousands)

Adjustable rate           $       18,333,869   $          130,357    ($         140,838)    $       18,323,388

Fixed rate                        39,715,269              194,254              (215,606)            39,693,917
                          ------------------------------------------------------------------------------------

Total                     $       58,049,138   $          324,611    ($         356,444)    $       58,017,305
                          ====================================================================================
                          Federal Home Loan      Federal National         Government
                               Mortgage              Mortgage         National Mortgage      Total Mortgage-
December 31, 2007            Corporation           Association           Association        Backed Securities
                          ------------------------------------------------------------------------------------
                                                        (dollars in thousands)
Mortgage-Backed
 Securities, gross        $       19,789,792    $       32,155,740    $          367,066    $       52,312,598
Unamortized discount                 (30,679)              (45,496)                 (506)              (76,681)
Unamortized premium                  136,780               266,357                 2,678               405,815
                          ------------------------------------------------------------------------------------
Amortized cost                    19,895,893            32,376,601               369,238            52,641,732

Gross unrealized gains               141,248               224,795                 2,229               368,272
Gross unrealized losses              (52,623)              (75,949)               (1,904)             (130,476)
                          ------------------------------------------------------------------------------------

Estimated fair value      $       19,984,518    $       32,525,447    $          369,563    $       52,879,528
                          ====================================================================================
                                                Gross Unrealized     Gross Unrealized       Estimated Fair
                            Amortized Cost            Gain                 Loss                 Value
                          ------------------------------------------------------------------------------------
                                                        (dollars in thousands)


Adjustable rate           $       15,361,031   $           96,310    ($          76,853)    $       15,380,488

Fixed rate                        37,280,701              271,962               (53,623)            37,499,040
                          ------------------------------------------------------------------------------------

Total                     $       52,641,732   $          368,272    ($         130,476)    $       52,879,528
                          ====================================================================================


         Actual maturities of Mortgage-Backed Securities are generally shorter than stated contractual maturities because actual maturities of Mortgage-Backed Securities are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal. The following table summarizes the Company's Mortgage-Backed Securities on June 30, 2008 and December 31, 2007, according to their estimated weighted-average life classifications:


                                                       June 30, 2008             December 31, 2007
                                                                Amortized                   Amortized
        Weighted-Average Life                     Fair Value      Cost        Fair Value      Cost
                                                                  (dollars in thousands)
------------------------------------------------------------------------------------------------------
Less than one year                               $   318,991   $   324,216   $   324,495   $   326,754
Greater than one year and less than five years    30,640,030    30,606,547    35,772,813    35,586,721
Greater than or equal to five years               27,058,284    27,118,375    16,782,220    16,728,257

                                                 -----------------------------------------------------
Total                                            $58,017,305   $58,049,138   $52,879,528   $52,641,732
                                                 =====================================================


         The weighted-average lives of the Mortgage-Backed Securities at June 30, 2008 and December 31, 2007 in the table above are based upon data provided through subscription-based financial information services, assuming constant principal prepayment rates to the reset date of each security. The prepayment model considers current yield, forward yield, steepness of the yield curve, current mortgage rates, mortgage rate of the outstanding loans, loan age, margin and volatility.

        The following table presents the gross unrealized losses, and estimated fair value of the Company's Mortgage-Backed Securities by length of time that such securities have been in a continuous unrealized loss position at June 30, 2008.


                                          Unrealized Loss Position For:
-------------------------------------------------------------------------------------------------------------------
         Less than 12 Months                     12 Months or More                           Total
-------------------------------------------------------------------------------------------------------------------
  Estimated Fair     Unrealized Losses   Estimated Fair    Unrealized Losses   Estimated Fair    Unrealized Losses
       Value                                  Value                                 Value
-------------------------------------------------------------------------------------------------------------------
                                             (dollars in thousands)
    $24,295,525         ($284,431)          $3,268,428          ($72,013)        $27,563,953        ($356,444)


        The decline in value of these securities is solely due to market conditions and not the quality of the assets. All of the Mortgage-Backed Securities are "AAA" rated or carry an implied "AAA" rating. The investments are not considered other-than-temporarily impaired because the Company currently has the ability and intent to hold the investments to maturity or for a period of time sufficient for a forecasted market price recovery up to or beyond the cost of the investments. Also, the Company is guaranteed payment of the principal amount of the securities by the government agency which created them.

         The adjustable rate Mortgage-Backed Securities are limited by periodic caps (generally interest rate adjustments are limited to no more than 1% every nine months) and lifetime caps. The weighted average lifetime cap was 9.9% at June 30, 2008 and December 31, 2007.

         During the quarter and six months ended June 30, 2008, the Company realized $2.8 million and $12.2 million in net gains from sales of Investment Securities. During the quarter and six months ended June 30, 2007, the Company realized $7.3 million and $13.4 million in net gains from sales of Investment Securities, respectively.

3.       AVAILABLE FOR SALE EQUITY SECURITIES

         All of the equity securities are shares of Chimera. The Company purchased shares of Chimera for $54.3 million and they had a fair value of $32.6 million at June 30, 2008.

         The Company evaluated the near-term prospects of Chimera in relation to the severity and duration of the impairment. Based on that evaluation and the Company's ability and intent to hold this investment for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2008.

4.       REVERSE REPURCHASE AGREEMENT

         At June 30, 2008, the Company had lent $50.0 million in an overnight reverse repurchase agreement. The interest rate at June 30, 2008 was 3.96%. The collateral for this loan is non-Agency mortgage-backed securities.

5.       FAIR VALUE MEASUREMENTS

         SFAS 157 defines fair value, establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follow:

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

         Available for sale equity securities, trading securities, and trading securities sold, not yet purchased are valued based on quoted prices (unadjusted) in an active market. Investment Securities and interest rate swaps are valued using quoted prices for similar assets and dealer quotes. The dealer will incorporate common market pricing methods, including a spread measurement to the Treasury curve or interest rate swap curve as well as underlying characteristics of the particular security including coupon, periodic and life caps, rate reset period and expected life of the security. Management reviews all prices used to ensure that current market conditions are represented. This review includes comparisons of similar market transactions and comparisons to a pricing model. The Company's financial assets and liabilities carried at fair value on a recurring basis are valued as follows:


                                                      Level 1       Level 2      Level 3
                                                            (dollars in thousands)
------------------------------------------------------------------------------------------
Assets:
  Mortgage-Backed Securities                                --   $58,017,305            --
  Agency debentures                                         --       731,995            --
  Available for sale equity securities             $    32,631            --            --
  Trading securities                                    23,478            --            --

Liabilities:
  Trading securities sold, not yet purchased            48,718            --            --
  Interest rate swaps                                       --       400,998            --


6.       REPURCHASE AGREEMENTS

         The Company had outstanding $51.8 billion and $46.0 billion of repurchase agreements with weighted average borrowing rates of 3.40% and 4.76%, after giving effect to the Company's interest rate swaps, and weighted average remaining maturities of 224 days and 234 days as of June 30, 2008 and December 31, 2007, respectively. Investment Securities pledged as collateral under these repurchase agreements and interest rate swaps had an estimated fair value of $55.6 billion at June 30, 2008 and $48.3 billion at December 31, 2007.

         At June 30, 2008 and December 31, 2007, the repurchase agreements had the following remaining maturities:

                                               June 30, 2008   December 31, 2007
                                                      (dollars in thousands)
                                               ---------------------------------

Within 30 days                                 $39,995,989           $34,940,600
30 to 59 days                                    4,107,944             4,005,960
60 to 89 days                                       85,730               300,000
90 to 119 days                                          --                    --
Over 120 days                                    7,650,000             6,800,000
                                               ---------------------------------
Total                                          $51,839,663           $46,046,560
                                               =================================

      The Company did not have an amount at risk greater than 10% of the equity of the Company with any counterparty as of June 30, 2008 or December 31, 2007.

           The Company has entered into repurchase agreements which provide the counterparty with the right to call the balance prior to maturity date. These repurchase agreements totaled $7.7 billion and the fair value of the option to call was ($199.5 million) at June 30, 2008. The repurchase agreements totaled $6.4 billion and the market value of the option to call was ($176.7 million) at December 31, 2007. Management has determined that the call option is not required to be bifurcated under the provisions of SFAS 133 as it is deemed clearly and closely related to the debt instrument, therefore the option value is not recorded in the consolidated financial statements.

7.       INTEREST RATE SWAPS

           In connection with the Company's interest rate risk management strategy, the Company hedges a portion of its interest rate risk by entering into derivative financial instrument contracts. As of June 30, 2008, such instruments are comprised of interest rate swaps, which in effect modify the cash flows on repurchase agreements. The use of interest rate swaps creates exposure to credit risk relating to potential losses that could be recognized if the counterparties to these instruments fail to perform their obligations under the contracts. In the event of a default by the counterparty, the Company could have difficulty obtaining its Mortgage-Backed Securities pledged as collateral for swaps. The Company does not anticipate any defaults by its counterparties.

         The Company's swaps are used to lock-in the fixed rate related to a portion of its current and anticipated future 30-day term repurchase agreements.

      The table below presents information about the Company's swaps outstanding at June 30, 2008 and December 31, 2007.


                                                                                         Net Estimated Fair
                              Notional Amount     Weighted Average   Weighted Average    Value/Carrying Value
                          (dollars in thousands)      Pay Rate         Receive Rate     (dollars in thousands)
                          ------------------------------------------------------------------------------------

   June 30, 2008                $17,689,150              4.78%              2.47%              ($400,998)

   December 31, 2007            $16,243,500              5.03%              5.06%              ($398,096)


8.     PREFERRED STOCK AND COMMON STOCK

         (A)  Common Stock Issuances

         On May 13, 2008 the Company entered into an underwriting agreement pursuant to which it sold 69,000,000 shares of its common stock for net proceeds following underwriting expenses of approximately $1.1 billion. This transaction settled on May 19, 2008.

         On January 23, 2008 the Company entered into an underwriting agreement pursuant to which it sold 58,650,000 shares of its common stock for net proceeds following underwriting expenses of approximately $1.1 billion. This transaction settled on January 29, 2008.

         During the quarter and six months ended June 30, 2008, the Company raised $16.5 million and $71.1 million by issuing 957,091 and 4.3 million shares, respectively, through the Direct Purchase and Dividend Reinvestment Program.

         During the quarter and six months ended June 30, 2008, 16,600 and 187,217 options were exercised under the Long-Term Stock Incentive Plan, or Incentive Plan, for an aggregate exercise price of $195,000 and $1.8 million, respectively.

         On August 3, 2006, the Company entered into an ATM Equity Offering(sm) Sales Agreement with Merrill Lynch & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, relating to the sale of shares of its common stock from time to time through Merrill Lynch. Sales of the shares, if any, are made by means of ordinary brokers' transaction on the New York Stock Exchange. During the six months ended June 30, 2008, 588,000 shares of the Company's common stock were issued pursuant to this program, totaling $11.5 million in net proceeds. On August 3, 2006, the Company entered into an ATM Equity Sales Agreement with UBS Securities LLC, relating to the sale of shares of its common stock from time to time through UBS Securities. Sales of the shares, if any, will be made by means of ordinary brokers' transaction on the New York Stock Exchange. During the six months ended June 30, 2008, 3.8 million shares of the Company's common stock were issued pursuant to this program, totaling $60.3 million in net proceeds. During the quarter ended June 30, 2008, the Company did not issue stock under either of these ATM programs.

         (B) Preferred Stock

         At June 30, 2008, the Company had issued and outstanding 7,412,500 shares of Series A Cumulative Redeemable Preferred Stock ("Series A Preferred Stock"), with a par value $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The Series A Preferred Stock must be paid a dividend at a rate of 7.875% per year on the $25.00 liquidation preference before the common stock is entitled to receive any dividends. The Series A Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not declared) exclusively at the Company's option commencing on April 5, 2009 (subject to the Company's right under limited circumstances to redeem the Series A Preferred Stock earlier in order to preserve its qualification as a REIT). The Series A Preferred Stock is senior to the Company's common stock and is on parity with the Series B Preferred Stock with respect to dividends and distributions, including distributions upon liquidation, dissolution or winding up. The Series A Preferred Stock generally does not have any voting rights, except if the Company fails to pay dividends on the Series A Preferred Stock for six or more quarterly periods (whether or not consecutive). Under such circumstances, the Series A Preferred Stock, together with the Series B Preferred Stock, will be entitled to vote to elect two additional directors to the Board, until all unpaid dividends have been paid or declared and set apart for payment. In addition, certain material and adverse changes to the terms of the Series A Preferred Stock cannot be made without the affirmative vote of holders of at least two-thirds of the outstanding shares of Series A Preferred Stock and Series B Preferred Stock. Through June 30, 2008, the Company had declared and paid all required quarterly dividends on the Series A Preferred Stock.

         At June 30, 2008, the Company had issued and outstanding 4,496,525 shares of Series B Preferred Stock, with a par value $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The Series B Preferred Stock must be paid a dividend at a rate of 6% per year on the $25.00 liquidation preference before the common stock is entitled to receive any dividends.

         The Series B Preferred Stock is not redeemable. The Series B Preferred Stock is convertible into shares of common stock at a conversion rate that adjusts from time to time upon the occurrence of certain events, including if the Company distributes to its common shareholders in any calendar quarter cash dividends in excess of $0.11 per share. Initially, the conversion rate was
1.7730 shares of common shares per $25 liquidation preference. At June 30, 2008, the conversion ratio was 1.9554 shares of common stock per $25 liquidation preference. Commencing April 5, 2011, the Company has the right in certain circumstances to convert each Series B Preferred Stock into a number of common shares based upon the then prevailing conversion rate. The Series B Preferred Stock is also convertible into common shares at the option of the Series B preferred shareholder at anytime at the then prevailing conversion rate. The Series B Preferred Stock is senior to the Company's common stock and is on parity with the Series A Preferred Stock with respect to dividends and distributions, including distributions upon liquidation, dissolution or winding up. The Series B Preferred Stock generally does not have any voting rights, except if the Company fails to pay dividends on the Series B Preferred Stock for six or more quarterly periods (whether or not consecutive). Under such circumstances, the Series B Preferred Stock, together with the Series A Preferred Stock, will be entitled to vote to elect two additional directors to the Board, until all unpaid dividends have been paid or declared and set apart for payment. In addition, certain material and adverse changes to the terms of the Series B Preferred Stock cannot be made without the affirmative vote of holders of at least two-thirds of the outstanding shares of Series B Preferred Stock and Series A Preferred Stock. Through June 30, 2008, the Company had declared and paid all required quarterly dividends on the Series B Preferred Stock. During the quarter ended June 30, 2008, 101,025 shares of Series B Preferred Stock were converted into 192,151 shares of common stock.

 (C) Distributions to Shareholders

         During the quarter ended June 30, 2008, the Company declared dividends to common shareholders totaling $296.2 million or $0.55 per share, which were paid to shareholders on July 29, 2008. During the quarter ended June 30, 2008, the Company declared dividends to Series A Preferred shareholders totaling approximately $3.6 million or $0.492188 per share, and Series B shareholders totaling approximately $1.7 million or $0.375 per share, which were paid to shareholders on June 30, 2008.

9.       NET INCOME PER COMMON SHARE

         The following table presents a reconciliation of the net income and shares used in calculating basic and diluted earnings per share for the quarters and six months ended June 30, 2008 and 2007.


                                                     For the Quarters Ended      For the Six Months Ended
                                                            June 30,                      June 30,
                                                   ---------------------------------------------------------
                                                       2008           2007           2008            2007
                                                                    (dollars in thousands)
                                                   ---------------------------------------------------------

Net income                                         $    307,992   $     85,733   $    551,028   $    153,165
Less: Preferred stock dividends
                                                          5,334          5,373         10,707         10,746
                                                   ---------------------------------------------------------
Net income available to common shareholders,
  prior to adjustment for Series B dividends, if
  necessary                                        $    302,658   $     80,360   $    540,321   $    142,419
Add: Preferred Series B dividends, if Series B
  shares are dilutive                                     1,685          1,725          3,410          3,450
                                                   ---------------------------------------------------------
Net income, as adjusted                            $    304,343   $     82,085   $    543,731   $    145,869
                                                   =========================================================

Weighted average shares of common stock
  outstanding-basic                                     503,758        264,990        473,785        241,372

Add:  Effect of dilutive stock options and                  128            228            235            191

Series B Cumulative Convertible Preferred Stock           8,793          8,361          8,793          8,361
                                                   ---------------------------------------------------------
Weighted average shares of common
  stock outstanding-diluted                             512,679        273,579        482,813        249,924
                                                   =========================================================


         Options to purchase 1.8 million and 572,000 shares of common stock, respectively, were outstanding and considered anti-dilutive as their exercise price exceeded the average stock price for the quarter and six months ended June 30, 2008. Options to purchase 2,471,375 shares of common stock were outstanding and considered anti-dilutive as their exercise price exceeded the average stock price for the quarter and six months ended June 30, 2007.

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


                                                                      For the six months ended June 30,
                                                                  2008                                2007
                                                   ----------------------------------------------------------------------
                                                                        Weighted                            Weighted
                                                      Number of         Average          Number of          Average
                                                       Shares        Exercise Price        Shares        Exercise Price
                                                   ----------------------------------------------------------------------

Options outstanding at the beginning of period           3,437,267            $15.23         2,984,995            $15.10
Granted                                                  1,004,900             16.45           687,250             15.69
Exercised                                                (187,217)              9.77          (47,238)             10.91
Forfeited                                                  (2,550)             16.16         (174,240)             16.06
Expired                                                    (5,000)             20.70           (5,000)             20.35
                                                   ----------------------------------------------------------------------
Options outstanding at the end of period                 4,247,400            $15.76         3,445,767            $15.22
                                                   ======================================================================
Options exercisable at the end of the period             2,060,750            $15.92         1,294,504            $14.97
                                                   ======================================================================


         The weighted average remaining contractual term was approximately 7.4 years for stock options outstanding and approximately 5.9 years for stock options exercisable as of June 30, 2008. The weighted average remaining contractual term was approximately 7.5 years for stock options outstanding and approximately 5.8 years for stock options exercisable as of June 30, 2007. As of June 30, 2008, there was approximately $5.3 million of total unrecognized compensation cost related to nonvested share-based compensation awards. That cost is expected to be recognized over a weighted average period of 3.2 years.

         During the year ended December 31, 2007, the Company granted 7,000 shares of restricted common stock to certain of its employees. As of June 30, 2008, 5,250 of these restricted shares were unvested and subject to forfeiture.

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

         During the quarter and six months ended June 30, 2008, FIDAC recorded $856,000 and $1.6 million, respectively, of income tax expense for income attributable to FIDAC, its taxable REIT subsidiary, and the portion of earnings retained based on Code Section 162(m) limitations. During the quarter and six months ended June 30, 2008, Annaly recorded $6.7 million and $10.5 million, respectively, of income tax expense for a portion of earnings retained based on
Section 162(m) limitations. The effective tax rate was 52% for the quarter ended June 30, 2008.

         During the quarter and six months ended June 30, 2007, the Company recorded approximately $497,000 and $925,000, respectively, of income tax expense for income attributable to FIDAC, its taxable REIT subsidiary, and the portion of earnings retained based on Section 162(m) limitations. During the quarter and six months ended June 30, 2007, Annaly recorded approximately $342,000 and $2.5 million, respectively, of income tax expense for a portion of earnings retained based on Section 162(m) limitations.

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

 12.     LEASE COMMITMENTS AND CONTINGENCIES

         The Company has a non-cancelable lease for office space, which commenced in May 2002 and expires in December 2009. The Company's aggregate future minimum lease payments are as follows:

                                                     Total per Year
                                                 (dollars in thousands)
                                                 ---------------------
          2008 (remainder)                       $                 266
          2009                                                     532
                                                 ---------------------
          Total remaining lease payments         $                798
                                                 =====================


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

         The Company seeks to manage the extent to which net income changes as a function of changes in interest rates by matching adjustable-rate assets with variable-rate borrowings. The Company may seek to mitigate the potential impact on net income of periodic and lifetime coupon adjustment restrictions in the portfolio of Investment Securities by entering into interest rate agreements such as interest rate caps and interest rate swaps. As of June 30, 2008, the Company entered into interest rate swaps to pay a fixed rate and receive a floating rate of interest, with a total notional amount of $17.7 billion.

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

14.      RELATED PARTY TRANSACTIONS

         In March 2008, the Company entered into a repurchase agreement with Chimera. This agreement contains customary representations, warranties and covenants contained in such agreements. As of June 30, 2008, Chimera owed the Company $50.0 million under this repurchase agreement, with a term of one day and an interest rate of 3.96%. The collateral is non-Agency mortgage-backed securities.

15.      SUBSEQUENT EVENTS


         As of June 30, 2008, the Company had lent $50.0 million to Chimera under the repurchase agreement. As of August 6, 2008, the Company had $606.4 million outstanding under this agreement.

         The Company has signed a definitive merger agreement to acquire Merganser Capital Management Limited Partnership, a Boston-based institutional fixed-income manager which, at June 30, 2008, had $4.8 billion in assets under management. The acquisition is expected to close in the fourth quarter of 2008.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              ----------------------------------------------------------------
              RESULTS OF OPERATIONS
              ---------------------

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

         The results of our operations are affected by various factors, many of which are beyond our control. Our results of operations primarily depend on, among other things, our net interest income, the market value of our assets and the supply of and demand for such assets. Our net interest income, which reflects the amortization of purchase premiums and accretion of discounts, varies primarily as a result of changes in interest rates, borrowing costs and prepayment speeds, all of which involve various risks and uncertainties. Prepayment speeds, as reflected by the Constant Prepayment Rate, or CPR, and interest rates vary according to the type of investment, conditions in financial markets, competition and other factors, none of which can be predicted with any certainty. In general, as prepayment speeds on our Mortgage-Backed Securities portfolio increase, related purchase premium amortization increases, thereby reducing the net yield on such assets. The CPR on our Mortgage-Backed Securities portfolio averaged 16% and 15% for the quarters ended June 30, 2008 and 2007, respectively. Since changes in interest rates may significantly affect our activities, our operating results depend, in large part, upon our ability to effectively manage interest rate risks and prepayment risks while maintaining our status as a REIT.

         The current situation in the sub-prime mortgage sector, and the current weakness in the broader mortgage market, could adversely affect one or more of our lenders and could cause one or more of our lenders to be unwilling or unable to provide us with additional financing. This could potentially increase our financing costs and reduce liquidity. If one or more major market participants fails, it could negatively impact the marketability of all fixed income securities, including government mortgage securities, and this could negatively impact the value of the securities in our portfolio, thus reducing its net book value. Furthermore, if many of our lenders are unwilling or unable to provide us with additional financing, we could be forced to sell our Investment Securities at an inopportune time when prices are depressed. Even with the current situation in the sub-prime mortgage sector we do not anticipate having difficulty converting our assets to cash or extending financing term, due to the fact that our investment securities have an actual or implied "AAA" rating and principal payment is guaranteed FHLMC, FNMA, or GNMA.

           The table below provides quarterly information regarding our average balances, interest income, yield on assets, average repurchase agreement balances, interest expense, cost of funds, net interest income and net interest rate spreads for the quarterly periods presented.


                                                  Yield on
                         Average                  Average       Average                                        Net
                         Interest      Total      Interest     Balance of              Average       Net     Interest
                      Earning Assets  Interest    Earning      Repurchase   Interest   Cost of     Interest   Rate
                         Held (1)      Income      Assets      Agreements    Expense    Funds       Income    Spread
----------------------------------------------------------------------------------------------------------------------
                           (ratios for the quarters have been annualized, dollars in thousands)

   Quarter Ended        $56,197,550   $773,359     5.50%      $50,359,825    $442,251    3.51%     $331,108   1.99%
     June 30, 2008
   Quarter Ended
     March 31, 2008     $56,119,584   $791,128     5.64%      $51,399,101    $537,606    4.18%     $253,522   1.46%
   Quarter Ended
     December 31, 2007  $49,619,857   $720,925     5.81%      $45,272,782    $558,435    4.93%     162,490    0.88%
   Quarter Ended
     September 30,
     2007               $43,075,489   $628,696     5.84%      $40,201,513    $519,118    5.17%     $109,578   0.67%
   Quarter Ended
     June 30, 2007      $38,822,274   $556,262     5.73%      $36,560,359    $468,748    5.13%     $87,514    0.60%
   Quarter Ended
     March 31, 2007     $31,682,974   $449,564     5.68%      $29,834,208    $380,164    5.10%     $69,400    0.58%
(1) Does not reflect unrealized gains/(losses).


         The following table presents the CPR experienced on our Mortgage-Backed Securities portfolio, on an annualized basis, for the quarterly periods presented.

Quarter Ended                           CPR
-------------                           ---
June 30, 2008                           16%
March 31, 2008                          15%
December 31, 2007                       12%
September 30, 2007                      14%
June 30, 2007                           15%
March 31, 2007                          17%

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

        For the purposes of computing ratios relating to equity measures, throughout this report, equity includes Series B preferred stock, which has been treated under GAAP as temporary equity. Even though it is treated as temporary equity for GAAP purposes, we believe that for financial performance measures it should be considered equity to provide a more realistic measure of our performance.

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

         Recent Accounting Pronouncements: In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy (i.e., levels 1, 2, and 3, as defined). Additionally, companies are required to provide enhanced disclosure regarding instruments in the level 3 category (the valuation of which require significant management judgment), including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS 157 was adopted by us on January 1, 2008. SFAS 157 did not have an impact on the manner in which we estimate fair value, but it requires additional disclosures.

      In February 2007, the FASB issued SFAS No 159, The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115 ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 was effective for us commencing January 1, 2008. We are not expecting SFAS 159 to have an effect on the consolidated financial statements. We did not elect the fair value option for any existing eligible financial instruments.

      In April 2007, the FASB issued a FASB Staff Position FIN 39-1 ("FSP FIN 39-1") which modifies FASB Interpretation No. 39, Offsetting of Amounts relating to Certain Contracts ("FIN 39"). FSP FIN 39-1 addresses whether a reporting entity that is party to a master netting arrangement can offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments that have been offset under the same master netting arrangement in accordance with FIN 39. Upon adoption of this guidance, a reporting entity is permitted to change its accounting policy to offset or not offset fair value amounts recognized for derivative instruments under master netting arrangements. This guidance was effective for the Company on January 1, 2008. The implementation did not have an effect on our financial statements.

      In February 2008, the FASB issued FASB Staff Position No. FAS 140-3 Accounting for Transfers of Financial Assets and Repurchase Financing Transactions, ("SFAS FAS 140-3"). SFAS FAS 140-3 addresses whether transactions where assets purchased from a particular counterparty and financed through a repurchase agreement with the same counterparty can be considered and accounted for as separate transactions, or are required to be considered "linked" transactions and may be considered derivatives under SFAS No. 133. SFAS FAS 140-3 requires purchases and subsequent financing through repurchase agreements be considered linked transactions unless all of the following conditions apply:
(1) the initial purchase and the use of repurchase agreements to finance the purchase are not contractually contingent upon each other; (2) the repurchase financing entered into between the parties provides full recourse to the transferee and the repurchase price is fixed; (3) the financial assets are readily obtainable in the market; and (4) the financial instrument and the repurchase agreement are not coterminous. This SFAS is effective for the Company on January 1, 2009. We are currently evaluating SFAS FAS 140-3 but do not expect its application to have a significant impact on our financial reporting.

      In March 2008, the FASB issued SFAS No. 161 ("SFAS 161"), Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS 161 attempts to improve the transparency of financial reporting by providing additional information about how derivative and hedging activities affect an entity's financial position, financial performance and cash flows. This statement changes the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosure about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. To meet these objectives, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This disclosure framework is intended to better convey the purpose of derivative use in terms of the risks that an entity is intending to manage. SFAS 161 is effective for us January 1, 2009. We utilize interest rate swaps which are designated as cash flow hedges under SFAS 133 and therefore expect that adoption of SFAS 161 will increase footnote disclosure to comply with the disclosure requirements for financial statements issued after January 1, 2009.



Results of Operations: For the Quarters and Six Months Ended June 30, 2008 and 2007

         Net Income Summary

         For the quarter ended June 30, 2008, our net income was $308.0 million or $0.60 basic income per average share related to common shareholders, as compared to $85.7 million or $0.30 basic net income per average share for the quarter ended June 30, 2007. Net income per average share increased by $0.30 per average share available to common shareholders and total net income increased $222.3 million for the quarter ended June 30, 2008, when compared to the quarter ended June 30, 2007. We attribute the increase in total net income for the quarter ended June 30, 2008 from the quarter ended June 30, 2007 to an increase in net interest income, resulting from the increased asset base, and the increase in interest rate spread. Net interest income increased by $243.6 million for the quarter ended June 30, 2008, as compared to the quarter ended June 30, 2007.

         For the six months ended June 30, 2008, our net income was $551.0 million, or $1.14 net income per average share related to common shareholders, as compared to net income of $153.2 million, or $0.59 net income per average share available to common shareholders, for the six months ended June 30, 2007. We attribute the majority of the increase in net income for the six months ended June 30, 2008 from the six months ended June 30, 2007 to the increase in our asset base and the increase in net interest spread. For the six months ended June 30, 2008, net interest income was $584.6 million, as compared to $156.9 million for the six months ended June 30, 2007.


                                                   Net Income Summary
                                    (dollars in thousands, except for per share data)
                                    -------------------------------------------------
                                      (ratios for the quarters have been annualized)
                                      ----------------------------------------------

                                                  Quarter            Quarter           Six Months         Six Months
                                                   Ended              Ended               Ended              Ended
                                               June 30, 2008      June 30, 2007       June 30, 2008      June 30, 2007
                                              ---------------    ---------------     ---------------    ---------------
Interest income                               $       773,359    $       556,262     $     1,564,487    $     1,005,826
Interest expense                                      442,251            468,748             979,857            848,912
                                              ---------------    ---------------     ---------------    ---------------
Net interest income                                   331,108             87,514             584,630            156,914
                                              ---------------    ---------------     ---------------    ---------------
Other income:
  Investment advisory and service fees                  6,406              5,366              13,004             10,928
  Gain on sale of investment securities                 2,830              7,293              12,247             13,438
  Gain on termination of interest rate
    swaps                                                  --                 --                 --                  67
  Income from trading securities                        2,180                243               4,034              3,672
  Dividend income from available-for-sale
    equity securities                                     580                 --               1,521                 --
  Loss on other-than-temporarily impaired
    securities                                             --               (698)                 --             (1,189)
                                              ---------------    ---------------     ---------------    ---------------
     Total other income                                11,996             12,204              30,806             26,916
                                              ---------------    ---------------     ---------------    ---------------
Expenses:
  Distribution fees                                       370                861               1,003              1,765
  General and administrative expenses                  27,215             12,272              51,210             25,158
                                              ---------------    ---------------     ---------------    ---------------
     Total expenses                                    27,585             13,133              52,213             26,923
                                              ---------------    ---------------     ---------------    ---------------
Income before income  taxes and minority
    interest                                          315,519             86,585             563,223            156,907
Income taxes                                            7,527                839              12,137              3,443
                                              ---------------    ---------------     ---------------    ---------------
Income before minority interest                       307,992             85,746             551,086            153,464
Minority interest                                          --                 13                  58                299
                                              ---------------    ---------------     ---------------    ---------------
Net Income                                            307,992             85,733             551,028            153,165
Dividends on preferred stock                            5,334              5,373              10,707             10,746
                                              ---------------    ---------------     ---------------    ---------------
Net income available to common
shareholders                                  $       302,658    $        80,360     $       540,321    $       142,419
                                              ===============    ===============     ===============    ===============

Weighted average number of basic common
shares outstanding                                503,758,079        264,990,422         473,785,256        241,371,530
Weighted average number of diluted common
shares outstanding                                512,678,975        273,578,836         482,813,463        249,924,374

Basic net income per average common share     $          0.60    $          0.30     $          1.14    $          0.59

Diluted net income per average common share   $          0.59    $          0.30     $          1.13    $          0.58

Average total assets                          $    60,617,914    $    39,385,992     $    58,379,781    $    36,495,988
Average equity                                $     6,828,505    $     3,269,898     $     6,324,471    $     3,064,768

Return on average total assets                           2.03%              0.87%               1.85%              0.84%
Return on average equity                                18.04%             10.49%              17.43%             10.00%


         Interest Income and Average Earning Asset Yield

         We had average earning assets of $56.2 billion for the quarter ended June 30, 2008 and $38.8 billion for the quarter ended June 30, 2007. Our interest income was $773.4 million for the quarter ended June 30, 2008, and $556.3 million for the quarter ended June 30, 2007. The yield on average Investment Securities was 5.50% and 5.73% for the quarters ended June 30, 2008 and 2007, respectively. The prepayment speeds increased to an average of 16% CPR for the quarter ended June 30, 2008 from an average of 15% CPR for the quarter ended June 30, 2007. Even though the yield on assets declined by 0.23%, the total interest income increased by $217.1 million, primarily due to the increase in average earning assets.

         We had average earning assets of $56.2 billion and $35.3 billion for the six months ended June 30, 2008 and 2007, respectively. Our interest income was $1.6 billion for the six months ended June 30, 2008 and $1.0 billion for the six months ended June 30, 2007. The yield on average Investment Securities decreased from 5.71% for the six months ended June 30, 2007 to 5.57% for the six months ended June 30, 2008. Our average earning asset balance increased by $20.9 billion and interest income increased by $558.7 million for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. Even though yield on assets declined by 0.14%, the increase in interest income for the six months ended June 30, 2008, when compared to the six months ended June 30, 2007, resulted from the increased asset base.

         Interest Expense and the Cost of Funds

         Our largest expense is the cost of borrowed funds. We had average borrowed funds of $50.4 billion and total interest expense of $442.3 million for the quarter ended June 30, 2008. We had average borrowed funds of $36.6 billion and total interest expense of $468.7 million for the quarter ended June 30, 2007. Our average cost of funds was 3.51% for the quarter ended June 30, 2008 and 5.13% for the quarter ended June 30, 2007. The cost of funds rate decreased by 162 basis points and the average borrowed funds increased by $13.8 billion for the quarter ended June 30, 2008 when compared to the quarter ended June 30, 2007. Interest expense for the quarter ended June 30, 2008 decreased by $26.5 million due to the decline in the cost of funding. We had average borrowed funds of $50.9 billion and interest expense of $979.9 million for the six months ended June 30, 2008. We had average borrowed funds of $33.2 billion and interest expense of $848.9 million for the six months ended June 30, 2007. Our average cost of funds was 3.85% for the six months ended June 30, 2008 and 5.11% for the six months ended June 30, 2007. Interest expense increased by $131.0 million because the average borrowed funds increased by $17.7 billion, even though the average cost of funds decreased by 1.26%.

         Since a portion of our repurchase agreements are short term, changes in market rates are directly reflected in our interest expense. In addition to short term financing, we have entered into longer term repurchase agreements which provide the counterparty with the right to call the balance prior to maturity date. Our average cost of funds was 0.92% above average one-month LIBOR and 0.58% above average six-month LIBOR for the quarter ended June 30, 2008. Our average cost of funds was 0.19% below average one-month LIBOR and 0.24% below average six-month LIBOR for the quarter ended June 30, 2007. Our cost of funds, when compared to six-month LIBOR and one-month LIBOR, increased in the second quarter of 2008 because, in addition to short term financing, we have entered into longer term repurchase agreements which typically have a higher cost of funds.

         The table below shows our average borrowed funds, interest expense and average cost of funds as compared to average one-month and average six-month LIBOR for the quarter ended June 30, 2008, March 31, 2008, the year ended December 31, 2007 and four quarters in 2007.

                              Average Cost of Funds
                              ---------------------
      (Ratios for the quarters have been annualized, dollars in thousands)

                                                                                            Average            Average
                                                                                           One-Month Average   Cost of
                                                                                             LIBOR    Cost of   Funds
                                                                                            Relative   Funds   Relative
                                                                                              to      Relative    to
                                                                   Average Average Average  Average     to      Average
                                              Average               Cost     One-    Six-     Six-    Average    Six-
                                             Borrowed    Interest    of     Month   Month    Month   One-Month  Month
                                               Funds     Expense    Funds   LIBOR   LIBOR    LIBOR     LIBOR     LIBOR
                                            ---------------------------------------------------------------------------
For the Quarter Ended
 June 30, 2008                              $50,359,825 $  442,251   3.51%   2.59%   2.93%   (0.34%)    0.92%    0.58%
For the Quarter Ended March 31, 2008        $51,399,101 $  537,606   4.18%   3.31%   3.18%    0.13%     0.87%    1.00%
-----------------------------------------------------------------------------------------------------------------------
For the Year Ended
 December 31, 2007                          $37,967,215 $1,926,465   5.07%   5.19%   5.19%   (0.00%)   (0.12%)  (0.12%)
For the Quarter Ended
 December 31, 2007                          $45,272,782 $  558,435   4.93%   4.86%   4.85%    0.01%     0.07%    0.08%
For the Quarter Ended
 September 30, 2007                         $40,201,513 $  519,118   5.17%   5.37%   5.31%    0.07%    (0.20%)  (0.14%)
For the Quarter Ended
 June 30, 2007                              $36,560,359 $  468,748   5.13%   5.32%   5.37%   (0.05%)   (0.19%)  (0.24%)
For the Quarter Ended
 March 31, 2007                             $29,834,208 $  380,164   5.10%   5.26%   5.30%   (0.04%)   (0.16%)  (0.20%)

         Net Interest Income

         Our net interest income, which equals interest income less interest expense, totaled $331.1 million for the quarter ended June 30, 2008, and $87.5 million for the quarter ended June 30, 2007. Our net interest income increased for the quarter ended June 30, 2008, as compared to the quarter ended June 30, 2007, because of the increased average earning assets and the increased interest rate spread. Our net interest rate spread, which equals the average yield for the period less the average cost of funds for the period, was 1.99% for the quarter ended June 30, 2008 as compared to 0.60% for the quarter ended June 30, 2007. This 139 basis point increase in interest rate spread was the result in the decrease cost of funds of 162 basis points, partially offset by a decrease in the average yield of 23 basis points.

         Our net interest income totaled $584.6 million for the six months ended June 30, 2008 and $156.9 million for the six months ended June 30, 2007. Our net interest income increased because of the increase in interest rate spread. Our net interest rate spread, which equals the average for the period less the average cost of funds for the period, was 1.72% for the six months ended June 30, 2008 as compared to 0.60% for the six months ended June 30, 2007.

         The table below shows our interest income by average Investment Securities held, total interest income, yield on average interest earning assets, average balance of repurchase agreements, interest expense, average cost of funds, net interest income, and net interest rate spread for the quarters ended June 30, 2008, March 31, 2008, the year ended December 31, 2007 and the four quarters in 2007.


                               Net Interest Income
      (Ratios for the quarters have been annualized, dollars in thousands)


                                                       Yield on                                             Net
                                  Average               Average   Average               Average           Interest
                                 Interest     Total     Interest  Balance of             Cost     Net       Rate
                                  Earning    Interest   Earning   Repurchase Interest     of     Interest  Spread
                                   Assets     Income     Assets   Agreements   Expense   Funds    Income
                                ----------------------------------------------------------------------------------
For the Quarter Ended
 June 30, 2008                  $56,197,550 $  773,359     5.50% $50,359,825 $  442,251   3.51%  $331,108    1.99%
For the Quarter Ended
 March 31, 2008                 $56,119,584 $  791,128     5.64% $51,399,101 $  537,606   4.18%  $253,522    1.46%
------------------------------------------------------------------------------------------------------------------
For the Year Ended
 December 31, 2007              $40,800,148 $2,355,447     5.77% $37,967,215 $1,926,465   5.07%  $428,982    0.70%
For the Quarter Ended
 December 31, 2007              $49,619,857 $  720,925     5.81% $45,272,782 $  558,435   4.93%  $162,490    0.88%
For the Quarter Ended
 September 30, 2007             $43,075,489 $  628,696     5.84% $40,201,513 $  519,118   5.17%  $109,578    0.67%
For the Quarter Ended
 June 30, 2007                  $38,822,274 $  556,262     5.73% $36,560,359 $  468,748   5.13%  $ 87,514    0.60%
For the Quarter Ended
 March 31, 2007                 $31,682,974 $  449,564     5.68% $29,834,208 $  380,164   5.10%  $ 69,400    0.58%

         Investment Advisory and Service Fees

         FIDAC is a registered investment advisor which specializes in managing fixed income securities. FIDAC generally receives annual net investment advisory fees on the gross assets it manages, assists in managing or supervises. FIDAC expanded its line of business in 2007 to manage Chimera Investment Corporation, a newly-formed specialty finance company that invests in residential mortgage loans, residential mortgage-backed securities, real estate related securities and various other asset classes. At June 30, 2008, FIDAC had under management approximately $2.7 billion in net assets and $11.8 billion in gross assets, compared to $2.6 billion in net assets and $15.7 billion in gross assets at June 30, 2007. Net investment advisory and service fees for the quarters ended June 30, 2008 and 2007 totaled $6.0 million and $4.5 million, respectively, net of fees paid to third parties pursuant to distribution service agreements for facilitating and promoting distribution of shares or units to FIDAC's clients. Gross assets under management will vary from time to time because of changes in the amount of net assets FIDAC manages as well as changes in the amount of leverage used by the various funds and accounts FIDAC manages.

         Gains and Losses on Sales of Investment Securities and Interest Rate Swaps

         For the quarter ended June 30, 2008, we sold Investment Securities with a carrying value of $2.1 billion for an aggregate gain of $2.8 million. For the quarter ended June 30, 2007, we sold Investment Securities with a carrying value of $1.4 billion for an aggregate gain of $7.3 million. We do not expect to sell assets on a frequent basis, but may from time to time sell existing assets to move into new assets, which our management believes might have higher risk-adjusted returns, or to manage our balance sheet as part of our asset/liability management strategy.

         For the six months ended June 30, 2008, we sold Investment Securities with a carrying value of $6.2 billion for an aggregate gain of $12.2 million. For the six months ended June 30, 2007, we sold Investment Securities with an aggregate historical amortized cost of $2.8 billion for an aggregate gain of $13.4 million. The difference between the sale price and the carrying value of our Mortgage-Backed Securities will be a realized gain or a realized loss, and will increase or decrease income accordingly.

         Income from Trading Securities

         Gross income from trading securities held by our investment fund, which is a combination of interest, dividends, and realized and unrealized gains and losses, totaled $2.2 million for the quarter ended June 30, 2008 and $4.0 million for the six months ended June 30, 2008. Gross income from trading securities totaled $243,000 for the quarter ended June 30, 2007 and $3.7 million for the six months ended June 30, 2007.

         Dividend Income from Available-For-Sale Equity Securities

         We acquired approximately 3.6 million shares of common stock of Chimera. The investment in Chimera is accounted for as available-for-sale equity securities.

         Dividend income from available-for-sale equity securities totaled $580,000 for the quarter ended June 30, 2008, and $1.5 million for the six months ended June 30, 2008. For the quarter ended June 30, 2007 we did not have an investment in available-for-sale equity securities.

         Loss on Other-Than-Temporarily Impaired Securities

         At each quarter end, we review each of our securities to determine if an other-than-temporary impairment charge would be necessary. We will take these charges if we determine that we do not intend to hold securities that were in an unrealized loss position for a period of time, to maturity if necessary, sufficient for a forecasted market price recovery up to or beyond the cost of the investments. For the quarter and six months ended June 30, 2008 there were no losses on other-than-temporarily impaired securities. For the quarter and six months ended June 30, 2007 the loss on other-than temporarily impaired securities totaled $698,000 and $1.2 million, respectively.

         General and Administrative Expenses

         General and administrative (or G&A) expenses were $27.2 million for the quarter ended June 30, 2008, and $12.3 million for the quarter ended June 30, 2007. G&A expenses as a percentage of average total assets was 0.18% and 0.12% for the quarters ended June 30, 2008 and 2007, respectively. G&A expenses were $51.2 million for the six months ended June 30, 2008, and $25.2 million for the six months ended June 30, 2007. The increase in G&A expenses of $14.9 million and $26.1 million for the quarter and six months ended June 30, 2008 was primarily the result of increased salaries.

         The table below shows our total G&A expenses as compared to average total assets and average equity for the quarters ended June 30, 2008, March 31, 2008, the year ended December 31, 2007 and the four quarters in 2007.

                    G&A Expenses and Operating Expense Ratios
                    -----------------------------------------
      (ratios for the quarters have been annualized, dollars in thousands)

                                                                    Total G&A        Total G&A
                                                        Total G&A Expenses/Average Expenses/Average
                                                         Expenses      Assets           Equity
                                                        ---------- --------------- -----------------
For the Quarter Ended June 30, 2008                     $  27,215            0.18%            1.59%
For the Quarter Ended March 31, 2008                    $  23,995            0.17%            1.64%
---------------------------------------------------------------------------------------------------
For the Year Ended December 31, 2007                    $  62,666            0.15%            1.69%
For the Quarter Ended December 31, 2007                 $  20,174            0.16%            1.72%
For the Quarter Ended September 30, 2007                $  17,334            0.16%            1.94%
For the Quarter Ended June 30, 2007                     $  12,272            0.12%            1.50%
For the Quarter Ended March 31, 2007                    $  12,886            0.15%            1.70%

Net Income and Return on Average Equity

         Our net income was $308.0 million for the quarter ended June 30, 2008, and net income was $85.7 million for the quarter ended June 30, 2007. Our return on average equity was 18.04% for the quarter ended June 30, 2008 and 10.49% for the quarter ended June 30, 2007. Even with the increase in G&A expenses, net income for the quarter increased by $222.3 million. We attribute the increase in total net income for the quarter ended June 30, 2008 over the quarter ended June 30, 2007 to the increase in net interest rate spread and increase in interest-earning assets.

         Our net income was $551.1 million for the six months ended June 30, 2008, and $153.2 million for the six months ended June 30, 2007. Our return on average equity was 17.43% for the six months ended June 30, 2008 and 10.00% for the six months ended June 30, 2007. We attribute the increase in total net income for the quarter ended June 30, 2008 over the quarter ended June 30, 2007 to the increase in net interest rate spread and increase in interest-earning assets, resulting in an increase of net interest income of $427.7 million, which was only partially offset by an increase in G&A expenses of $26.1 million.

         The table below shows our net interest income, net investment advisory and service fees, gain (loss) on sale of Mortgage-Backed Securities and termination of interest rate swaps, loss on other-than-temporarily impaired securities, income from equity investment, G&A expenses, income taxes, minority interest, and dividend income from equity investment, each as a percentage of average equity, and the return on average equity for the quarters ended June 30, 2008, March 31, 2008, the year ended December 31, 2007, and the four quarters in 2007.

                     Components of Return on Average Equity
                     --------------------------------------
                 (Ratios for the quarters have been annualized)

                                     Gain on
                                      Sale of
                                     Mortgage-
                                      Backed
                                     Securities   Loss on                         Dividend
                          Net           and      other-than-                       income
              Net      Investment    Interest    temporarily                        from
             Interest  Advisory and    Rate       impaired                        available-    G&A      Income  Minority   Return
             Income/     Service      Swaps/     securities/ Income from equity   for-sale    Expenses/ Taxes/    interest/    on
             Average   Fees/Average   Average     Average     investment/Average   equity     Average    Average  Average    Average
              Equity      Equity       Equity      Equity           Equity        securities   Equity    Equity    Equity    Equity
            ------------------------------------------------------------------------------------------------------------------------
For the
 Quarter
 Ended
June 30,
 2008          19.40%         0.35%       0.16%          -                 0.13%       0.03%    (1.59%)  (0.44%)        -     18.04%
For the
 Quarter
 Ended
March 31,
 2008          17.38%         0.41%       0.64%          -                 0.13%       0.06%    (1.64%)  (0.32%)     0.00%    16.66%
------------------------------------------------------------------------------------------------------------------------------------
For the Year
 Ended
December 31,
 2007          11.56%         0.50%       0.57%      (0.03%)               0.52%       0.00%    (1.69%)  (0.24%)    (0.02%)   11.17%
For the
 Quarter
 Ended
December 31,
 2007          13.89%         0.41%       0.16%          -                 0.61%       0.00%    (1.72%)  (0.26%)    (0.02%)   13.07%
For the
 Quarter
 Ended
September
 30, 2007      12.23%         0.49%       0.65%          -                 0.93%          -     (1.94%)  (0.26%)    (0.01%)   12.09%
For the
 Quarter
 Ended
June 30,
 2007          10.71%         0.55%       0.89%      (0.09%)               0.03%          -     (1.50%)  (0.10%)        -     10.49%
For the
 Quarter
 Ended
March 31,
 2007           9.14%         0.61%       0.82%      (0.06%)               0.45%          -     (1.70%)  (0.34%)    (0.04%)    8.88%


Financial Condition

         Investment Securities, Available for Sale

        All of our Mortgage-Backed Securities at June 30, 2008 were adjustable-rate or fixed-rate mortgage-backed securities backed by single-family mortgage loans. All of the mortgage assets underlying these mortgage-backed securities were secured with a first lien position on the underlying single-family properties. All of our mortgage-backed securities were FHLMC, FNMA or GNMA mortgage pass-through certificates or CMOs, which carry an actual or implied "AAA" rating. All of our agency debentures are callable and carry an actual "AAA" rating. We carry all of our investment assets at fair value.

         We accrete discount balances as an increase in interest income over the life of Investment Securities acquired at a discount and we amortize premium balances as a decrease in interest income over the life of Investment Securities acquired at a premium. At June 30, 2008 and December 31, 2007, we had on our balance sheet a total of $72.6 million and $77.4 million, respectively, of unamortized discount (which is the difference between the remaining principal value and current historical amortized cost of our investment securities acquired at a price below principal amount) and a total of $573.3 million and $405.8 million, respectively, of unamortized premium (which is the difference between the remaining principal amount and the current historical amortized cost of our investment securities acquired at a price above principal amount).

         We received mortgage principal repayments of $2.8 billion for the quarter ended June 30, 2008, and $2.0 billion for the quarter ended June 30, 2007. The average prepayment speed for the quarter ended June 30, 2008 and 2007 was 16%, and 15% respectively. Given our current portfolio composition, if mortgage principal prepayment rates were to increase over the life of our Mortgage-Backed Securities, all other factors being equal, our net interest income would decrease during the life of these Mortgage-Backed Securities as we would be required to amortize our net premium balance into income over a shorter time period. Similarly, if mortgage principal prepayment rates were to decrease over the life of our Mortgage-Backed Securities, all other factors being equal, our net interest income would increase during the life of these Mortgage-Backed Securities as we would amortize our net premium balance over a longer time period.

         The table below summarizes certain characteristics of our Investment Securities at June 30, 2008, March 31, 2008, December 31, 2007, September 30, 2007, June 30, 2007, and March 31, 2007.


                              Investment Securities
                              ---------------------
                             (dollars in thousands)

                                                                  Amortized                      Fair        Weighted
                                Principal    Net     Amortized   Cost/Principal              Value/Principal  Average
                                 Amount     Premium    Cost          Amount     Fair Value       Amount        Yield
                               ----------- -------- ----------- --------------- ----------- ---------------- --------
At June 30, 2008               $58,304,678 $500,721 $58,805,399         100.86% $58,749,300          100.76%    5.33%
At March 31, 2008              $56,006,707 $383,334 $56,390,041         100.68% $56,853,862          101.51%    5.36%
---------------------------------------------------------------------------------------------------------------------
At December 31, 2007           $52,569,598 $328,376 $52,897,974         100.62% $53,133,443          101.07%    5.75%
At September 30, 2007          $44,904,820 $229,713 $45,134,533         100.51% $44,890,633           99.97%    5.74%
At June 30, 2007               $39,102,277 $211,438 $39,313,715         100.54% $38,753,509           99.11%    5.71%
At March 31, 2007              $39,053,196 $195,649 $39,248,845         100.50% $39,230,648          100.45%    5.67%

         The table below summarizes certain characteristics of our Investment Securities at June 30, 2008, March 31, 2008, December 31, 2007, September 30, 2007, June 30, 2007, and March 31, 2007. The index level for adjustable-rate Investment Securities is the weighted average rate of the various short-term interest rate indices, which determine the coupon rate.

               Adjustable-Rate Investment Security Characteristics
               ---------------------------------------------------
                             (dollars in thousands)

                                                                                             Principal
                                                                                              Amount at
                                                               Weighted                       Period End
                                                     Weighted   Average   Weighted  Weighted   as % of
                                                      Average   Term to    Average   Average    Total
                                         Principal    Coupon     Next      Lifetime  Asset    Investment
                                            Amount     Rate    Adjustment    Cap      Yield   Securities
                                         ----------- -------- ----------- --------- -------- -----------
At June 30, 2008                         $18,418,637    5.16%   36 months     9.89%    4.54%      31.59%
At March 31, 2008                        $17,487,518    5.19%   35 months     9.73%    4.40%      31.22%
--------------------------------------------------------------------------------------------------------
At December 31, 2007                     $15,331,447    5.90%   39 months     9.89%    5.63%      29.16%
At September 30, 2007                    $13,148,355    5.99%   41 months    10.02%    5.68%      29.28%
At June 30, 2007                         $ 9,553,827    5.85%   32 months    10.11%    5.77%      24.43%
At March 31, 2007                        $ 9,657,221    5.79%   30 months    10.05%    5.66%      24.73%


                 Fixed-Rate Investment Security Characteristics
                 ----------------------------------------------
                             (dollars in thousands)

                                                                          Principal
                                                                           Amount at
                                                                           Period End
                                                        Weighted Weighted   as % of
                                                         Average  Average    Total
                                            Principal    Coupon   Asset    Investment
                                               Amount     Rate     Yield   Securities
                                            ----------- -------- -------- -----------
At June 30, 2008                            $39,886,041    6.00%    5.70%      68.41%
At March 31, 2008                           $38,519,189    5.98%    5.80%      68.78%
-------------------------------------------------------------------------------------
At December 31, 2007                        $37,238,151    6.00%    5.80%      70.84%
At September 30, 2007                       $31,756,465    5.93%    5.76%      70.72%
At June 30, 2007                            $29,548,450    5.87%    5.69%      75.57%
At March 31, 2007                           $29,395,975    5.85%    5.67%      75.27%


         At June 30, 2008 and December 31, 2007, we held Investment Securities with coupons linked to various indices. The following tables detail the portfolio characteristics by index.


                 Adjustable-Rate Investment Securities by Index
                 ----------------------------------------------
                                  June 30, 2008
                                  -------------

                                                                  11th              Monthly
                                   One-   Six-  Twelve 12-Month  District  1-Year    Federal
                                   Month  Month  Month  Moving   Cost of   Treasury  Cost of   Other
                                   Libor  Libor  Libor  Average   Funds     Index     Funds   Indexes(1)
                                   ----- ------ ------ -------- --------- --------- -------- -----------
Weighted Average Term
to Next Adjustment                 1 mo. 29 mo. 58 mo.    1 mo.     1 mo.    32 mo.    1 mo.      13 mo.
Weighted Average
Annual Period Cap                  6.27%  2.60%  2.00%    0.01%     1.73%     1.89%    0.00%       1.94%
Weighted Average
Lifetime Cap at
June 30, 2008                      6.92% 10.71% 10.96%    9.18%    10.84%    10.86%   13.42%      12.00%
Investment Principal
Value as Percentage of
Investment Securities at
June 30, 2008                      8.25%  2.40% 16.38%    0.66%     0.43%     3.29%    0.11%       0.07%

(1) Combination of indexes that account for less than 0.05% of total investment securities.



                 Adjustable-Rate Investment Securities by Index
                 ----------------------------------------------
                                December 31, 2007
                                -----------------

                                                                    11th                        Monthly   One-   Twelve
                                     One-   Six-  Twelve 12-Month  District  1-Year    3-Year    Federal  Month   Month
                                     Month  Month  Month  Moving   Cost of   Treasury  Treasury  Cost of  Libor-  Libor-   Other
                                     Libor  Libor  Libor  Average   Funds     Index     Index     Funds    USD     USD    Indexes(1)
                                    ------ ------ ------ -------- --------- --------- --------- -------- ------- ------- -----------
Weighted Average Term to
Next Adjustment                      1 mo. 38 mo. 72 mo.    1 mo.     1 mo.    36 mo.    18 mo.    1 mo.   1 mo.  60 mo.      10 mo.
Weighted Average Annual
Period Cap                           6.48%  1.72%  2.00%    0.42%     0.00%     1.88%     2.07%    0.00%   2.00%   2.00%       1.84%

Weighted Average Lifetime
Cap at December 31, 2007             7.13% 11.25% 11.08%    9.15%    12.08%    10.73%    13.18%   13.43%   12.8%  10.94%      10.73%

Investment Principal Value as
Percentage of Investment
Securities at December 31, 2007      8.24%  1.89%  7.23%    0.67%     0.19%     3.39%     0.05%    0.13%   0.19%   7.14%       0.04%

(1) Combination of indexes that account for less than 0.05% of total investment securities.


         Trading Securities and Trading Securities Sold, Not Yet Purchased

         Trading securities and trading securities sold, not yet purchased, are included in the balance sheet as a result of consolidating the financial statements of an affiliated investment fund. The resulting realized and unrealized gains and losses are reflected in the statements of operations. The fair value of the trading securities was $23.5 million and the trading securities sold, not yet purchased, was $48.8 million at June 30, 2008. The fair value of the trading securities was $11.7 million and the trading securities sold, not yet purchased, was $32.8 million at December 31, 2007.

         Borrowings

         To date, our debt has consisted entirely of borrowings collateralized by a pledge of our Investment Securities. These borrowings appear on our statement of financial condition as repurchase agreements. At June 30, 2008, we had established uncommitted borrowing facilities in this market with 30 lenders in amounts which we believe are in excess of our needs. All of our Investment Securities are currently accepted as collateral for these borrowings. However, we limit our borrowings, and thus our potential asset growth, in order to maintain unused borrowing capacity and thus increase the liquidity and strength of our balance sheet.

         For the quarter ended June 30, 2008, the term to maturity of our borrowings ranged from one day to ten years. We have entered into structured borrowings giving the counterparty the right to call the balance prior to maturity. The weighted average original term to maturity of our borrowings was 263 days at June 30, 2008. For the quarter ended June 30, 2007, the term to maturity of our borrowings ranged from one day to three years, with a weighted average original term to maturity of 249 days at June 30, 2007.

         At June 30, 2008, the weighted average cost of funds for all of our borrowings was 3.40% with the effect of the interest rate swaps, and the weighted average term to next rate adjustment was 224 days. At June 30, 2007, the weighted average cost of funds for all of our borrowings 5.10% and the weighted average term to next rate adjustment was 209 days.

         Liquidity

         Liquidity, which is our ability to turn non-cash assets into cash, allows us to purchase additional investment securities and to pledge additional assets to secure existing borrowings should the value of our pledged assets decline. We may need to pledge additional assets to collateralize interest rate swaps, if the value of the swaps decline. Potential immediate sources of liquidity for us include cash balances and unused borrowing capacity. Unused borrowing capacity will vary over time as the market value of our investment securities varies. Our non-cash assets are largely actual or implied AAA assets, and accordingly, we have not had, nor do we anticipate having, difficulty in converting our assets to cash. Our balance sheet also generates liquidity on an on-going basis through mortgage principal repayments and net earnings held prior to payment as dividends. Should our needs ever exceed these on-going sources of liquidity plus the immediate sources of liquidity discussed above, we believe that in most circumstances our Investment Securities could be sold to raise cash. The maintenance of liquidity is one of the goals of our capital investment policy. Under this policy, we limit asset growth in order to preserve unused borrowing capacity for liquidity management purposes.

         Borrowings under our repurchase agreements increased by $5.8 billion to $51.8 billion at June 30, 2008, from $46.0 billion at December 31, 2007. The increase in borrowings was the result of our deployment of additional capital raised the first and second quarters of 2008, which permitted us to increase our borrowings.

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

         Under our repurchase agreements, we may be required to pledge additional assets to our repurchase agreement counterparties (i.e., lenders) in the event the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral (a "margin call"), which may take the form of additional securities or cash. Similarly, if the estimated fair value of our Investment Securities increases due to changes in market interest rates of market factors, lenders may release collateral back to us. Specifically, margin calls result from a decline in the value of the our Mortgage-Backed Securities securing our repurchase agreements, prepayments on the mortgages securing such Mortgage-Backed Securities and to changes in the estimated fair value of such Mortgage-Backed Securities generally due to principal reduction of such Mortgage-Backed Securities from scheduled amortization and resulting from changes in market interest rates and other market factors. Through June 30, 2008, we did not have any margin calls on our repurchase agreements that we were not able to satisfy with either cash or additional pledged collateral. However, should prepayment speeds on the mortgages underlying our Mortgage-Backed Securities and/or market interest rates suddenly increase, margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.

         The following table summarizes the effect on our liquidity and cash flows from contractual obligations for repurchase agreements, interest expense on repurchase agreements, the non-cancelable office lease and employment agreements at June 30, 2008.


                                                                  (dollars in thousands)
                                             -----------------------------------------------------------------
                                                                                        More than
                                               Within One    One to Three   Three to       Five
Contractual Obligations                           Year           Years      Five Years     Years      Total
--------------------------------------------------------------------------------------------------------------
Repurchase agreements                        $    44,189,663 $   3,300,000 $  2,850,000 $1,500,000 $51,839,663
Interest expense on repurchase agreements            359,032       409,564      214,659    230,084   1,213,339
Long-term operating lease obligations                    266           532            -          -         798
Employment contracts                                  57,638             -            -          -      57,638
                                             -----------------------------------------------------------------
Total                                        $    44,606,599 $   3,710,096 $  3,064,659 $1,730,084 $53,111,438
                                             =================================================================

         Stockholders' Equity

         During the quarter ended June 30, 2008, we declared dividends to common shareholders totaling $296.2 million or $0.55 per share, which were paid to shareholders on July 29, 2008. During the quarter ended June 30, 2008, we declared and paid dividends to Series A Preferred shareholders totaling $3.6 million or $0.492188 per share, and Series B Preferred shareholders totaling $1.7 million or $0.375 per share. During the quarter ended June 30, 2007, we declared dividends to common shareholders totaling $64.7 million or $0.24 per share, which were paid on July 27, 2007. During the quarter ended June 30, 2007, we declared and paid dividends to Series A Preferred shareholders totaling $3.6 million or $0.492188 per share, and Series B Preferred shareholders totaling $1.7 million or $0.375 per share.

         On May 13, 2008, we entered into an underwriting agreement pursuant to which we sold 69,000,000 shares of our common stock for net proceeds following underwriting expenses of approximately $1.1 billion. This transaction settled on May19, 2008.

         On January 23, 2008, we entered into an underwriting agreement pursuant to which we sold 58,650,000 shares of our common stock for net proceeds following underwriting expenses of approximately $1.1 billion. This transaction settled on January 29, 2008.

         During the quarter and six months ended June 30, 2008, we raised $16.5 million and $71.1 million by issuing 957,091 shares and 4.3 million shares, respectively, through the Direct Purchase and Dividend Reinvestment Program.

         During the quarter and six months ended June 30, 2008, 16,600 options and 187,217 options were exercised under the Long-Term Stock Incentive Plan, or Incentive Plan, for an aggregate exercise price of $195,000 and $1.8 million, respectively.

         On August 3, 2006, the Company entered into an ATM Equity Offering(sm) Sales Agreement with Merrill Lynch & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, relating to the sale of shares of its common stock from time to time through Merrill Lynch. Sales of the shares, if any, are made by means of ordinary brokers' transaction on the New York Stock Exchange. During the six months ended June 30, 2008, 588,000 shares of the Company's common stock were issued pursuant to this program, totaling $11.5 million in net proceeds. On August 3, 2006, the Company entered into an ATM Equity Sales Agreement with UBS Securities LLC, relating to the sale of shares of its common stock from time to time through UBS Securities. Sales of the shares, if any, will be made by means of ordinary brokers' transaction on the New York Stock Exchange. During the six months ended June 30, 2008, 3.8 million shares of the Company's common stock were issued pursuant to this program, totaling $60.3 million in net proceeds. During the quarter ended June 30, 2008, we did not issue stock under either ATM Equity Sales programs.

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

                           Unrealized Gains and Losses
                           ---------------------------
                             (dollars in thousands)

                                           June 30,           March 31,     December 31,    September 30,   June 30,    March 31,
                                             2008                2008            2007            2007         2007          2007
                                    ------------------------------------------------------------------------------------------------
Unrealized gain                     $              324,612  $     654,506  $       379,348  $     68,015  $   102,641  $    138,211
Unrealized loss                                   (803,403)      (990,320)        (531,545)     (453,974)    (570,281)     (198,251)
                                    ------------------------------------------------------------------------------------------------
Net Unrealized loss                              ($478,791)     ($335,814)       ($152,197)    ($385,959)   ($467,640)     ($60,040)
                                    ================================================================================================


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

         Leverage

         Our debt-to-equity ratio at June 30, 2008 and December 31, 2007 was 7.1:1 and 8.7:1, respectively. We generally expect to maintain a ratio of debt-to-equity of between 8:1 and 12:1, although the ratio may vary from this range from time to time based upon various factors, including our management's opinion of the level of risk of our assets and liabilities, our liquidity position, our level of unused borrowing capacity and over-collateralization levels required by lenders when we pledge assets to secure borrowings.

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

         We seek to manage the extent to which our net income changes as a function of changes in interest rates by matching adjustable-rate assets with variable-rate borrowings. In addition, we have attempted to mitigate the potential impact on net income of periodic and lifetime coupon adjustment restrictions in our portfolio of investment securities by entering into interest rate swaps. At June 30, 2008, we had entered into swap agreements with a total notional amount of $17.7 billion. We agreed to pay a weighted average pay rate of 4.78% and receive a floating rate based on one month LIBOR. At December 31, 2007, we entered into swap agreements with a total notional amount of $16.2 billion. We agreed to pay a weighted average pay rate of 5.03% and receive a floating rate based on one month LIBOR. We may enter into similar derivative transactions in the future by entering into interest rate collars, caps or floors or purchasing interest-only securities.

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

         Capital Resources

         At June 30, 2008, we had no material commitments for capital expenditures.

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

         Other Matters

         We calculate that at least 75% of our assets were qualified REIT assets, as defined in the Code for the quarters ended June 30, 2008 and 2007. We also calculate that our revenue qualifies for the 75% source of income test and for the 95% source of income test rules for the quarters ended June 30, 2008 and 2007. Consequently, we met the REIT income and asset test. We also met all REIT requirements regarding the ownership of our common stock and the distribution of our net income. Therefore, as of June 30, 2008 and December 31, 2007 we believe that we qualified as a REIT under the Code.

         We at all times intend to conduct our business so as not to become regulated as an investment company under the Investment Company Act of 1940, or the Investment Company Act. If we were to become regulated as an investment company, then our use of leverage would be substantially reduced. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" (qualifying interests). Under current interpretation of the staff of the SEC, in order to qualify for this exemption, we must maintain at least 55% of our assets directly in qualifying interests and at least 80% of our assets in qualifying interests plus other real estate related assets. In addition, unless certain mortgage securities represent all the certificates issued with respect to an underlying pool of mortgages, the Mortgage-Backed Securities may be treated as securities separate from the underlying mortgage loans and, thus, may not be considered qualifying interests for purposes of the 55% requirement. We calculate that as of June 30, 2008 and December 31, 2007, we were in compliance with this requirement.

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

         Our profitability and the value of our portfolio (including interest rate swaps) may be adversely affected during any period as a result of changing interest rates. The following table quantifies the potential changes in net interest income, portfolio value should interest rates go up or down 25, 50, and 75 basis points, assuming the yield curves of the rate shocks will be parallel to each other and the current yield curve. All changes in income and value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at June 30, 2008 and various estimates regarding prepayment and all activities are made at each level of rate shock. Actual results could differ significantly from these estimates.

                                                                                   Projected Percentage Change in
                                            Projected Percentage Change in         Portfolio Value, with Effect of
        Change in Interest Rate                   Net Interest Income                    Interest Rate Swaps
----------------------------------------------------------------------------------------------------------------------

-75 Basis Points                                         6.67%                                  1.32%
-50 Basis Points                                         4.03%                                  1.32%
-25 Basis Points                                         1.55%                                  1.19%
Base Interest Rate                                         -                                      -
+25 Basis Points                                        (2.72%)                                 0.50%
+50 Basis Points                                        (5.60%)                                (0.05%)
+75 Basis Points                                        (8.49%)                                (0.74%)

ASSET AND LIABILITY MANAGEMENT
         Asset and liability management is concerned with the timing and magnitude of the repricing of assets and liabilities. We attempt to control risks associated with interest rate movements. Methods for evaluating interest rate risk include an analysis of our interest rate sensitivity "gap", which is the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities. A gap is considered negative when the amount of interest-rate sensitive liabilities exceeds interest-rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to affect net interest income adversely. Because different types of assets and liabilities with the same or similar maturities may react differently to changes in overall market rates or conditions, changes in interest rates may affect net interest income positively or negatively even if an institution were perfectly matched in each maturity category.
         The following table sets forth the estimated maturity or repricing of our interest-earning assets and interest-bearing liabilities at June 30, 2008. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except adjustable-rate loans, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature and does include the effect of the interest rate swaps. The interest rate sensitivity of our assets and liabilities in the table could vary substantially based on actual prepayment experience.


                                                                                                   More than 1
                                                                                                    Year to 3  3 Years
                                                   Within 3 Months            4-12 Months             Years     and Over   Total
                                                                               (dollars in thousands)
                                                 -----------------------------------------------------------------------------------
Rate Sensitive Assets:
 Investment Securities (Principal)               $        6,557,474     $1,812,219  $   8,399,008  $41,535,977          $ 58,304,678
 Cash Equivalents                                         1,462,737              -              -            -             1,462,737
 Reverse Repurchase Agreements                               49,964              -              -            -                49,964
                                                 -----------------------------------------------------------------------------------
  Total Rate Sensitive Assets                             8,070,175      1,812,219      8,399,008   41,535,977            59,817,379

Rate Sensitive Liabilities:
  Repurchase Agreements,
    with the effect of swaps                             26,988,463      2,967,550     13,452,300    8,431,350            51,839,663
                                                 -----------------------------------------------------------------------------------

Interest rate sensitivity gap                          ($18,918,288)   ($1,155,331)   ($5,053,292) $33,104,627          $  7,977,716
                                                 ===================================================================================

Cumulative rate sensitivity gap                        ($18,918,288)  ($20,073,619)  ($25,126,911)  $7,977,716
                                                 =======================================================================

Cumulative interest rate sensitivity gap as a
 percentage of total rate-sensitive assets                      (32%)          (34%)          (43%)         14 %
                                                 =======================================================================



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

         The interest and principal payments we expect to receive on the Mortgage-Backed Securities in which we intend to invest will be guaranteed by FNMA, FHLMC, or GNMA. Unlike the GNMA certificates in which we may invest, the principal and interest on securities issued by FNMA and FHLMC are not guaranteed by the U.S. Government. All the Mortgage-Backed Securities in which we invest depend on a steady stream of payments on the mortgages underlying the securities. The recent economic challenges in the residential mortgage market have affected the financial results of FNMA and FHLMC. and may continue to do so. FNMA recently stated that it expects severe weakness in the housing market to continue in 2008. If FNMA and FHLMC continue to suffer significant losses, their ability to honor their respective Mortgage-Backed Securities guarantees may be adversely affected. Further, any actual or perceived financial challenges at either FNMA or FHLMC could cause the rating agencies to downgrade the corporate credit ratings of FNMA or FHLMC.

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

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The annual meeting of stockholders of Annaly Capital Management, Inc. was held on May 20, 2008.

     (b)  All Class III director nominees were elected.

                  Director                       Votes Received               Votes Withheld
--------------------------------------- ---------------------------- ----------------------------
      Michael A.J. Farrell                              329,091,414                   59,680,024
      Jonathan D. Green                                 333,188,356                   55,585,082
      John A. Lambiase                                  324,344,675                   64,428,763

               The continuing directors of the Company are Wellington J. Denahan-Norris, Donnell A. Segalas, Kevin P. Brady, E. Wayne Nordberg and Michael Haylon. Mr. Haylon was appointed to the Board of Directors on June 13, 2008.

(c) In addition to the election of the Class III directors, the ratification of the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for 2008 was approved.

                                                   Votes Cast
                                    ---------------------------------------------
                                                 For                  Against             Abstain
                                    -----------------------------------------------------------------
      Ratification of the
      appointment of independent
      registered public
      accounting firm for 2008                  383,655,691            4,871,137             246,340

      Proposals and Vote Tabulations

(d) A special meeting of shareholders was held on April 21, 2008 to consider and vote on an amendment of our charter to increase the number of authorized shares to 1,000,000,000 shares. The proposal was approved as follows:

                                                      Votes Cast
                                    ---------------------------------------------
                                                 For                  Against             Abstain
                                    -----------------------------------------------------------------
      Proposal to amend our
      charter to increase the
      number of authorized shares
      to 1,000,000,000 shares                   340,435,072           36,866,438             978,545


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

                               ANNALY CAPITAL MANAGEMENT, INC.

Dated:   August 8, 2008        By: /s/ Michael A.J. Farrell
                                  -------------------------
                                  Michael A.J. Farrell
                                 (Chairman of the Board, Chief Executive
                                  Officer, President and authorized officer of
                                  registrant)

Dated:    August 8, 2008      By: /s/ Kathryn F. Fagan
                                 ---------------------
                                 Kathryn F. Fagan
                                (Chief Financial Officer and Treasurer and
                                 principal financial and chief accounting
                                 officer)