Form 10-Q
period 2008-09-30
ANNALY CAPITAL MANAGEMENT INC
filed 2008-11-06
CIK 1043219

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

      [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2008

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date:

                Class                            Outstanding at November 6, 2008
        Common Stock, $.01 par value                      541,260,431

                ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                TABLE OF CONTENTS

Part I.  FINANCIAL INFORMATION

       Item 1.  Financial Statements:

       Consolidated Statements of Financial Condition at September 30, 2008
        (Unaudited) and December 31, 2007 (Derived from the audited consolidated
         statement of financial condition at December 31, 2007)                                 2

       Consolidated Statements of Operations and Comprehensive Income (Loss)
        (Unaudited) for the quarters and nine months ended September 30, 2008 and 2007          3

       Consolidated Statement of Stockholders' Equity (Unaudited) for the
        quarters ended March 31, 2008, June 30, 2008 and September 30, 2008                     4

       Consolidated Statements of Cash Flows (Unaudited) for the quarters and
        nine months ended September 30, 2007 and 2008                                           5

       Notes to Consolidated Financial Statements (Unaudited)                                   6

       Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                                  21

       Item 3. Quantitative and Qualitative Disclosures about Market Risk                      38

       Item 4. Controls and Procedures                                                         40

Part II. OTHER INFORMATION

       Item 1. Legal Proceedings                                                               41

       Item 1A. Risk Factors                                                                   41

       Item 6. Exhibits                                                                        42

       SIGNATURES                                                                              43

Part I
Item 1.  Financial Statements

                ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                  (dollars in thousands, except for share data)

                                                  September 30, 2008    December 31,
                                                     (Unaudited)          2007(1)
                                                  ------------------------------------
                      ASSETS
                      ------

Cash and cash equivalents                                 $1,083,814          $103,960
Reverse repurchase agreements                                619,657                 -
Mortgage-Backed Securities, at fair value                 54,840,928        52,879,528
Agency debentures, at fair value                             618,352           253,915
Available for sale equity securities, at fair
 value                                                        22,490            64,754
Trading securities, at fair value                              2,199            11,675
Receivable for Mortgage-Backed Securities sold             2,446,342           276,737
Accrued interest and dividends receivable                    295,925           271,996
Receivable for advisory and service fees                       3,581             3,598
Intangible for customer relationships, net                     6,726             9,842
Goodwill                                                      22,966            22,966
Other assets                                                   2,602             4,543
                                                  ------------------------------------
     Total assets                                        $59,965,582       $53,903,514
                                                  ====================================

       LIABILITIES AND STOCKHOLDERS' EQUITY
       ------------------------------------

Liabilities:
  Repurchase agreements                                  $51,075,758       $46,046,560
  Payable for Investment Securities purchased                839,235         1,677,131
  Trading securities sold, not yet purchased,
   at fair value                                              30,903            32,835
  Accrued interest payable                                   168,361           257,608
  Dividends payable                                          296,254           136,618
  Accounts payable and other liabilities                      26,385            36,688
  Interest rate swaps, at fair value                         384,258           398,096
                                                  ------------------------------------
     Total liabilities                                    52,821,154        48,585,536
                                                  ------------------------------------

Minority interest in equity of consolidated
 affiliate                                                         -             1,574
                                                  ------------------------------------

6.00% Series B Cumulative Convertible Preferred
 Stock:
  4,600,000 shares authorized, 4,496,525 and
  4,600,000 shares issued and outstanding                    108,957           111,466
                                                  ------------------------------------

Commitments and contingencies (Note 12)                            -                 -

Stockholders' Equity:
7.875% Series A Cumulative Redeemable Preferred
 Stock:
  7,412,500 shares authorized, issued and outstanding        177,088           177,088
 Common stock: par value $.01 per share;
  987,987,500 shares authorized, 540,189,101 and
  401,822,703 issued and outstanding, respectively             5,402             4,018
Additional paid-in capital                                 7,616,528         5,297,922
Accumulated other comprehensive loss                        (661,498)         (152,197)
Accumulated deficit                                         (102,049)         (121,893)
                                                  ------------------------------------

     Total stockholders' equity                            7,035,471         5,204,938
                                                  ------------------------------------

Total liabilities, minority interest, Series B
 Cumulative Convertible
Preferred Stock and stockholders' equity                 $59,965,582       $53,903,514
                                                  ====================================

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

                                          For the Quarter     For the Quarter       For the Nine       For the Nine
                                               Ended               Ended            Months Ended        Months Ended
                                         September 30, 2008  September 30, 2007  September 30, 2008  September 30, 2007
                                        --------------------------------------------------------------------------------
Interest income                                     $810,659            $628,696          $2,375,146          $1,634,522
Interest expense                                     458,250             519,118           1,438,107           1,368,030
                                        --------------------------------------------------------------------------------
Net interest income                                  352,409             109,578             937,039             266,492
                                        --------------------------------------------------------------------------------
Other (loss) income:
   Investment advisory and service fees                7,663               5,464              20,667              16,392
   (Loss) gain on sale of Investment
    Securities                                        (1,066)              3,795              11,181              17,233
   Gain on termination of interest rate
    swaps                                                  -               2,029                   -               2,096
   Income from trading securities                      7,671               8,288              11,705              11,960
   Dividend income from available-for-
    sale equity securities                               580                   -               2,101                   -
   Loss on other-than-temporarily
    impaired securities                              (31,834)                  -             (31,834)             (1,189)
                                        --------------------------------------------------------------------------------
     Total other (loss) income                       (16,986)             19,576              13,820              46,492
                                        --------------------------------------------------------------------------------

Expenses:
  Distribution fees                                      299               1,100               1,302               2,865
  General and administrative expenses                 25,455              17,334              76,665              42,492
                                        --------------------------------------------------------------------------------
     Total expenses                                   25,754              18,434              77,967              45,357
                                        --------------------------------------------------------------------------------

 Income before income taxes and
  minority interest                                  309,669             110,720             872,892             267,627

 Income taxes                                          7,538               2,327              19,675               5,770
                                        --------------------------------------------------------------------------------

 Income before minority interest                     302,131             108,393             853,217             261,857

 Minority interest                                         -                 106                  58                 405
                                        --------------------------------------------------------------------------------

 Net income                                          302,131             108,287             853,159             261,452

Dividends on preferred stock                           5,335               5,373              16,042              16,119

                                        --------------------------------------------------------------------------------
Net income available to common
 shareholders                                       $296,796            $102,914            $837,117            $245,333
                                        ================================================================================

Net income available per share to
 common shareholders:
  Basic                                                $0.55               $0.33               $1.69               $0.92
                                        ================================================================================
  Diluted                                              $0.54               $0.32               $1.67               $0.91
                                        ================================================================================

Weighted average number of common
 shares outstanding:
  Basic                                          538,706,131         315,969,814         495,583,506         266,510,879
                                        ================================================================================
  Diluted                                        547,882,488         324,614,534         504,609,331         275,146,595
                                        ================================================================================

Net income                                          $302,131            $108,287            $853,159            $261,452
                                        --------------------------------------------------------------------------------
Other comprehensive loss:
  Unrealized (loss) gain on available-
   for-sale securities                              (200,513)            320,102            (511,958)           (169,363)
  Unrealized gain (loss) on interest
   rate swaps                                         16,740            (232,598)             13,838           (122,345)
  Reclassification adjustment for net
   (gains) loss included in net income                 1,066              (5,824)            (11,181)            (18,140)
                                        --------------------------------------------------------------------------------
  Other comprehensive (loss) income                 (182,707)             81,680            (509,301)           (309,848)
                                        --------------------------------------------------------------------------------
Comprehensive (loss) income                         $119,424            $189,967            $343,858           ($48,396)
                                        ================================================================================

See notes to consolidated financial statements.

                ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
      FOR THE QUARTERS ENDED MARCH 31, JUNE 30, 2008 AND SEPTEMBER 30, 2008
                                   (UNAUDITED)
                  (dollars in thousands, except per share data)

                                                                                         Other
                                                           Common       Additional     Accumulated
                                           Preferred        Stock         Paid-In     Comprehensive  Accumulated
                                             Stock        Par Value       Capital          Loss         Deficit         Total
                                        ------------------------------------------------------------------------------------------

BALANCE JANUARY 1, 2008                        $177,088         $4,018     $5,297,922     ($152,197)     ($121,893)     $5,204,938
  Net income                                          -              -              -              -        243,036        243,036
  Other comprehensive loss                            -              -              -      (183,617)              -      (183,617)
  Exercise of stock options                           -              2          1,633              -              -          1,635
  Stock option expense                                -              -            322              -              -            322
  Net proceeds from direct purchase and
   dividend reinvestment                              -             33         54,524              -              -         54,557
  Net proceeds from follow-on offerings               -            587      1,080,244              -              -      1,080,831
  Net proceeds from ATM programs                      -             44         71,788              -              -         71,832
  Conversion of Series B Cumulative
   Convertible Preferred Stock                        -              -             61              -              -             61
  Series A Cumulative Redeemable
   Preferred Stock dividends declared,
   $0.492188 per share                                -              -              -              -        (3,648)        (3,648)
  Series B Cumulative Convertible
   Preferred Stock dividends declared,
   $0.375 per share                                   -              -              -              -        (1,725)        (1,725)
  Common dividends declared, $0.48 per
   share                                              -              -              -              -      (224,823)      (224,823)
                                        ------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 2008                         177,088          4,684      6,506,494      (335,814)      (109,053)      6,243,399
  Net income                                          -              -              -              -        307,992        307,992
  Other comprehensive loss                            -              -              -      (142,977)              -      (142,977)
  Exercise of stock options                           -              -            195              -              -            195
  Stock option expense                                -              -            517              -              -            517
  Net proceeds from direct purchase and
   dividend reinvestment                              -              9         16,481              -              -         16,490
  Net proceeds from follow-on offerings               -            690      1,066,028              -              -      1,066,718
  Conversion of Series B Cumulative
   Convertible Preferred Stock                        -              2          2,446              -              -          2,448
  Series A Cumulative Redeemable
   Preferred Stock dividends declared,
   $0.492188 per share                                -              -              -              -        (3,647)        (3,647)
  Series B Cumulative Convertible
   Preferred Stock dividends declared,
   $0.375 per share                                   -              -              -              -        (1,685)        (1,685)
  Common dividends declared, $0.55 per
   share                                              -              -              -              -      (296,201)      (296,201)
                                        ------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 2008                          177,088          5,385      7,592,161      (478,791)      (102,594)      7,193,249
  Net income                                          -              -              -              -        302,131        302,131
  Other comprehensive loss                            -              -              -      (182,707)              -      (182,707)
  Exercise of stock options                           -              1            909              -              -            910
  Stock option expense                                -              -            846              -              -            846
  Net proceeds from direct purchase and
   dividend reinvestment                              -             16         22,612              -              -         22,628
  Series A Cumulative Redeemable
   Preferred Stock dividends declared,
   $0.492188 per share                                -              -              -              -        (3,648)        (3,648)
  Series B Cumulative Convertible
   Preferred Stock dividends declared,
   $0.375 per share                                   -              -              -              -        (1,687)        (1,687)
  Common dividends declared, $0.55 per
   share                                              -              -              -              -      (296,251)      (296,251)
                                        ------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 2008                    $177,088         $5,402     $7,616,528     ($661,498)     ($102,049)     $7,035,471
                                        ==========================================================================================

See notes to consolidated financial statements.

                ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (dollars in thousands)

                                                            For the Quarter For the Quarter  For the Nine    For the Nine
                                                                 Ended           Ended        Months Ended    Months Ended
                                                             September 30,   September 30,   September 30,   September 30,
                                                                  2008            2007            2008            2007
                                                            ----------------------------------------------------------------
Cash flows from operating activities:
Net income                                                         $302,131        $108,287        $853,159        $261,452
Adjustments to reconcile net income to net cash provided
  by operating activities:
    Amortization of Mortgage Backed Securities premiums
     and discounts, net                                              18,709          16,895          72,836          49,001
    Amortization of intangibles                                         878             336           3,116           1,041
    Amortization of trading securities premiums and
     discounts                                                            -              (3)             (3)             (6)
    Loss (gain) on sale of Investment Securities                      1,066          (3,795)        (11,181)        (17,233)
    Gain on termination of interest rate swaps                            -          (2,029)              -          (2,096)
    Stock option and long-term compensation expense                     846             339           1,685           1,012
    Net realized gain on trading investments                         (5,448)         (1,596)        (12,579)         (2,612)
    Unrealized (appreciation) depreciation on trading
     investments                                                     (1,784)         (6,071)          2,994          (6,919)
    Loss on other-than-temporarily impaired securities               31,834               -          31,834           1,189
    Decrease (increase) in accrued interest receivable                2,689         (37,982)        (29,661)        (88,444)
    Decrease (increase) in other assets                                 614             120           1,941            (747)
    Purchase of trading securities                                   (1,033)              -         (13,049)        (13,562)
    Proceeds from sale of trading securities                         21,061           1,130          30,986          10,288
    Purchase of trading securities sold, not yet purchased          (16,258)         (4,854)        (22,290)        (16,636)
    Proceeds from securities sold, not yet purchased                  6,927           1,628          21,483          21,701
    Decrease in advisory and service fees receivable                  1,122              21              17             245
    Increase (decrease) in interest payable                          13,746          44,006         (89,247)         64,464
    (Decrease) Increase in accrued expenses and other
     liabilities                                                    (10,240)         10,717         (10,303)          6,421
                                                            ----------------------------------------------------------------
         Net cash provided by operating activities                  366,860         127,149         831,738         268,559
                                                            ----------------------------------------------------------------
Cash flows from investing activities:
  Purchase of Mortgage-Backed Securities                         (4,056,829)     (8,616,269)    (21,312,583)    (23,460,454)
  Proceeds from sale of Investment Securities                     3,160,959       1,190,908       8,819,213       4,059,787
  Principal payments of Mortgage-Backed Securities                1,761,680       1,701,529       7,091,400       5,328,833
  Purchase of agency debentures                                           -        (201,675)       (500,000)       (305,862)
  Proceeds from termination of swaps                                      -           2,029               -           2,096
  Purchase of reverse repurchase agreements                        (569,693)              -        (619,657)              -
                                                            ----------------------------------------------------------------
       Net cash provided by (used in) investing activities          296,117      (5,923,478)     (6,521,627)    (14,375,600)
                                                            ----------------------------------------------------------------
Cash flows from financing activities:
  Proceeds from repurchase agreements                           115,322,213     108,110,752     338,648,447     309,132,679
  Principal payments on repurchase agreements                  (116,086,118)   (103,064,495)   (333,619,249)   (296,506,587)
  Proceeds from exercise of stock options                               910              23           2,740             504
  Proceeds from direct purchase and dividend reinvestment            22,628          87,037          93,675         116,493
  Net proceeds from follow-on offerings                                   -         720,567       2,147,549       1,457,638
  Net proceeds from ATM programs                                          -          15,011          71,832          80,919
  Minority interest                                                       -          (4,294)         (1,573)         (3,995)
  Dividends paid                                                   (301,533)        (70,025)       (673,678)       (172,364)
                                                            ----------------------------------------------------------------
       Net cash (used in) provided by financing activities       (1,041,900)      5,794,576       6,669,743      14,105,287
                                                            ----------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents               (378,923)         (1,753)        979,854          (1,754)

Cash and cash equivalents, beginning of period                    1,462,737          91,781         103,960          91,782
                                                            ----------------------------------------------------------------

Cash and cash equivalents, end of period                         $1,083,814         $90,028      $1,083,814         $90,028
                                                            ================================================================

Supplemental disclosure of cash flow information:
  Interest paid                                                    $444,504        $475,112      $1,527,353      $1,303,566
                                                            ================================================================
  Taxes paid                                                         $8,963          $2,557         $18,303          $7,138
                                                            ================================================================

Noncash financing activities:
  Net change in unrealized loss on available-for-sale
   securities and interest rate swaps, net of
   reclassification adjustment                                    ($182,707)        $81,680       ($509,301)      ($309,848)
                                                            ================================================================
  Dividends declared, not yet paid                                 $296,254         $85,932        $296,254         $85,932
                                                            ================================================================
Noncash investing activities:
  Receivable for Investment Securities Sold                      $2,446,342        $516,140      $2,446,342        $516,140
                                                            ================================================================
  Payable for Investment Securities Purchased                      $839,235      $1,169,324        $839,235      $1,169,324
                                                            ================================================================

See notes to consolidated financial statements.

                ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE QUATER ENDED SEPTEMBER 30, 2008 AND 2007
--------------------------------------------------------------------------------

1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

     Annaly Capital Management, Inc. ("Annaly" or the "Company") was incorporated in Maryland on November 25, 1996. The Company commenced its operations of purchasing and managing an investment portfolio of mortgage-backed securities on February 18, 1997, upon receipt of the net proceeds from the private placement of equity capital, and completed its initial public offering on October 14, 1997. The Company is a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended. Fixed Income Discount Advisory Company ("FIDAC") is a registered investment advisor and is a wholly owned taxable REIT subsidiary of the Company. On June 27, 2006, the Company made a majority equity investment in an affiliated investment fund (the "Fund"), which is now wholly owned by the Company. The Company acquired approximately 3.6 million shares of common stock of Chimera Investment Corporation ("Chimera") for approximately $54.3 million on November 21, 2007. Chimera is a publicly traded, specialty finance company that invests in residential mortgage loans, residential mortgage-backed securities, real estate related securities and various other asset classes. Chimera is externally managed by FIDAC and has elected and intends to qualify to be taxed as a REIT for federal income tax purposes. During the third quarter of 2008, the Company formed Ranger Capital Corp. ("Ranger"). Ranger is in the final stages of the application process to operate as a broker-dealer and is a wholly owned taxable REIT subsidiary.

A summary of the Company's significant accounting policies follows:

     Basis of Presentation - The accompanying unaudited consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, they may not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP"). The consolidated interim financial statements are unaudited; however, in the opinion of the Company's management, all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the financial positions, results of operations, and cash flows have been included. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007. The nature of the Company's business is such that the results of any interim period are not necessarily indicative of results for a full year.

     The consolidated financial statements include the accounts of the Company, FIDAC, Ranger and the Fund. All intercompany balances and transactions have been eliminated. The minority shareholder's interest in the earnings of the Fund is reflected as minority interest in the consolidated financial statements.

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

     Mortgage-Backed Securities and Agency Debentures - The Company invests primarily in mortgage pass-through certificates, collateralized mortgage obligations and other mortgage-backed securities representing interests in or obligations backed by pools of mortgage loans, and certificates guaranteed by the Government National Mortgage Association ("GNMA") (collectively, "Mortgage-Backed Securities"). The Company also invests in agency debentures issued by Federal Home Loan Bank ("FHLB"), Federal Home Loan Mortgage Corporation ("FHLMC"), and Federal National Mortgage Association ("FNMA"). The Mortgage-Backed Securities and agency debentures are collectively referred to herein as "Investment Securities."

     Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"), requires the Company to classify its Investment Securities as either trading investments, available-for-sale investments or held-to-maturity investments. Although the Company generally intends to hold most of its Investment Securities until maturity, it may, from time to time, sell any of its Investment Securities as part of its overall management of its portfolio. Accordingly, the Company classifies all of its Investment Securities as available-for-sale. All assets classified as available-for-sale are reported at estimated fair value, based on market prices from independent sources, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity. The Company's investment in Chimera is accounted for as available-for-sale equity securities under the provisions of SFAS 115.

     Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Based on the guidance provided by EITF 03-1 and Financial Accounting Standards Board ("FASB") Staff Position Nos. FAS 115-1 and FAS 124-1 The Meaning of Other-Than-Temporary-Impairment and its Application to Certain Investments, consideration is given to (1) the length of time and the extent to which the fair value has been lower than carrying value, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Unrealized losses on Investment Securities that are considered other than temporary, as measured by the amount of decline in fair value attributable to other-than-temporary factors, are recognized in income and the cost basis of the Investment Securities is adjusted. For the quarter and nine months ended September 30, 2008, there was a $31.8 million loss on other-than-temporarily impaired securities. For the quarter ended September 30, 2007, there were no losses on other-than-temporarily impaired securities. For the nine months ended September 30, 2007, there was a $1.2 million loss on other-than-temporarily impaired securities.

     SFAS No. 107, Disclosure About Fair Value of Financial Instruments, requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. The estimated fair value of Investment Securities, available-for-sale equity securities, trading securities, trading securities sold, not yet purchased, and interest rate swaps is equal to their carrying value presented in the consolidated statements of financial condition. The estimated fair value of cash and cash equivalents, reverse repurchase agreements, accrued interest and dividends receivable, receivable for securities sold, receivable for advisory and service fees, repurchase agreements with maturities shorter than one year, payable for Investment Securities purchased, dividends payable, accounts payable and other liabilities, and accrued interest payable, generally approximates cost as of September 30, 2008 due to the short term nature of these financial instruments. The estimated fair value of long term structured repurchase agreements is reflected in the Footnote 6 to the financial statements.

     Interest income is accrued based on the outstanding principal amount of the Investment Securities and their contractual terms. Premiums and discounts associated with the purchase of the Investment Securities are amortized into interest income over the projected lives of the securities using the interest method. The Company's policy for estimating prepayment speeds for calculating the effective yield is to evaluate historical performance, consensus prepayment speeds, and current market conditions. Dividend income on available-for-sale equity securities is recorded on the ex-date on an accrual basis.

     Investment Securities transactions are recorded on the trade date. Purchases of newly-issued securities are recorded when all significant uncertainties regarding the characteristics of the securities are removed, generally shortly before settlement date. Realized gains and losses on sales of Investment Securities are determined on the specific identification method.

     Derivative Financial Instruments/Hedging Activity - The Company hedges interest rate risk through the use of derivative financial instruments comprised of interest rate caps and interest rate swaps (collectively, "Hedging Instruments"). The Company accounts for Hedging Instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), as amended and interpreted. The Company carries all Hedging Instruments at their fair value, as assets, if their fair value is positive, or as liabilities, if their fair value is negative. As the Company's interest rate swaps are designated as cash flow hedges under SFAS 133, the change in the fair value of any such derivative is recorded in other comprehensive income or loss for hedges that qualify as effective. At September 30, 2008, the Company did not have any interest rate caps. The ineffective amount of all Hedging Instruments, if any, is recognized in earnings each quarter. To date, the Company has not recognized any change in the value of its interest rate swaps in earnings as a result of a hedge or a portion thereof being ineffective.

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

     Credit Risk - The Company has limited its exposure to credit losses on its portfolio of Investment Securities by only purchasing securities issued by FHLMC, FNMA, or Government National Mortgage Association, ("GNMA") and agency debentures issued by the FHLB, FHLMC and FNMA. The payment of principal and interest on the FHLMC, and FNMA Mortgage-Backed Securities are guaranteed by those respective agencies, and the payment of principal and interest on the GNMA Mortgage-Backed Securities are backed by the full faith and credit of the U.S. government. Principal and interest on agency debentures are guaranteed by the agency issuing the debenture. All of the Company's Investment Securities have an actual or implied "AAA" rating. The Company faces credit risk on the portions of its portfolio which are not Investment Securities.

     Market Risk - The current situation in the mortgage sector and the current weakness in the broader mortgage market could adversely affect one or more of the Company's lenders and could cause one or more of the Company's lenders to be unwilling or unable to provide additional financing. This could potentially increase the Company's financing costs and reduce liquidity. If one or more major market participants fails, it could negatively impact the marketability of all fixed income securities, including government mortgage securities. This could negatively impact the value of the securities in the Company's portfolio, thus reducing its net book value. Furthermore, if many of the Company's lenders are unwilling or unable to provide additional financing, the Company could be forced to sell its Investment Securities at an inopportune time when prices are depressed. Even with the current situation in the mortgage sector, the Company does not anticipate having difficulty converting its assets to cash or extending financing terms due to the fact that its Investment Securities have an actual or implied "AAA" rating and principal payment is guaranteed by FHLMC, FNMA, or GNMA.

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

     Income Taxes - The Company has elected to be taxed as a REIT and intends to comply with the provisions of the Internal Revenue Code of 1986, as amended (the "Code"), with respect thereto. Accordingly, the Company will not be subjected to federal income tax to the extent of its distributions to shareholders and as long as certain asset, income and stock ownership tests are met. The Company and FIDAC have made a joint election to treat FIDAC as a taxable REIT subsidiary. As such, FIDAC is taxable as a domestic C corporation and subject to federal, state, and local income taxes based upon its taxable income. The Company and Ranger will make a joint election to treat Ranger as a taxable REIT subsidiary. As a result, Ranger is taxable as a domestic C corporation and subject to federal and state and local income taxes based upon its taxable income. The affiliated investment fund is a partnership and the income and expense flow through to the Company.

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

     Goodwill and Intangible assets - The Company's acquisition of FIDAC was accounted for using the purchase method. Under the purchase method, net assets and results of operations of acquired companies are included in the consolidated financial statements from the date of acquisition. In addition, the cost of FIDAC was allocated to the assets acquired, including identifiable intangible assets, and the liabilities assumed based on their estimated fair values at the date of acquisition. The excess of purchase price over the fair value of the net assets acquired was recognized as goodwill. Intangible assets are periodically (but not less frequently than annually) reviewed for potential impairment. Intangible assets with an estimated useful life are expected to amortize over a
5.8 year weighted average time period. During the quarters and nine months ended September 30, 2008 and 2007, there were no impairment losses on goodwill and intangible assets.

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

     Recent Accounting Pronouncements - In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115 ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 was effective for the Company commencing January 1, 2008. The Company did not elect the fair value option for any of its financial instruments.

     In April 2007, the FASB issued FASB Staff Position FIN 39-1 ("FSP FIN 39-1") which modifies FASB Interpretation No. 39, Offsetting of Amounts relating to Certain Contracts ("FIN 39"). FSP FIN 39-1 addresses whether a reporting entity that is party to a master netting arrangement can offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments that have been offset under the same master netting arrangement in accordance with FIN 39. Upon adoption of this guidance, a reporting entity is permitted to change its accounting policy to offset or not offset fair value amounts recognized for derivative instruments under master netting arrangements. This guidance was effective for the Company on January 1, 2008. The implementation did not have an effect on the financial statements of the Company.

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

     On October 10, 2008, FASB issued FASB Staff Position (FSP) 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active ("FSP 157-3"), in response to the deterioration of the credit markets. This FSP provides guidance clarifying how SFAS 157 should be applied when valuing securities in markets that are not active. The guidance provides an illustrative example that applies the objectives and framework of SFAS 157, utilizing management's internal cash flow and discount rate assumptions when relevant observable data does not exist. It further clarifies how observable market information and market quotes should be considered when measuring fair value in an inactive market. It reaffirms the notion of fair value as an exit price as of the measurement date and that fair value analysis is a transactional process and should not be broadly applied to a group of assets. FSP 157-3 is effective upon issuance including prior periods for which financial statements have not been issued. FSP 157-3 does not have a material effect on the fair value of its assets as the Company intends to continue to hold assets that can be valued via level 1 and level 2 criteria, as defined under SFAS No. 157.

2.   MORTGAGE-BACKED SECURITIES

     The following tables present the Company's available-for-sale Mortgage-Backed Securities portfolio as of September 30, 2008 and December 31, 2007, which were carried at their fair value:

                                           Federal       Government
                          Federal Home     National       National    Total Mortgage-
                          Loan Mortgage    Mortgage       Mortgage        Backed
September 30, 2008         Corporation    Association    Association     Securities
                         ------------------------------------------------------------
                                            (dollars in thousands)
Mortgage-Backed
 Securities, gross           $21,310,660    $32,935,526       $307,940    $54,554,126
Unamortized discount            (26,964)       (32,373)        (1,099)       (60,436)
Unamortized premium              217,247        367,440          1,831        586,518
                         ------------------------------------------------------------
Amortized cost                21,500,943     33,270,593        308,672     55,080,208

Gross unrealized gains            88,058        129,198            454        217,710
Gross unrealized losses        (183,336)      (270,332)        (3,322)      (456,990)
                         ------------------------------------------------------------

Estimated fair value         $21,405,665    $33,129,459       $305,804    $54,840,928
                         ============================================================
                                            Gross          Gross
                                          Unrealized     Unrealized   Estimated Fair
                         Amortized Cost       Gain           Loss          Value
                         ------------------------------------------------------------
                                            (dollars in thousands)
Adjustable rate              $19,241,776       $106,312     ($242,346)    $19,105,742

Fixed rate                    35,838,432        111,398      (214,644)     35,735,186
                         ------------------------------------------------------------

Total                        $55,080,208       $217,710     ($456,990)    $54,840,928
                         ============================================================


                                           Federal       Government
                          Federal Home     National       National    Total Mortgage-
                          Loan Mortgage    Mortgage       Mortgage        Backed
December 31, 2007          Corporation    Association    Association     Securities
                         ------------------------------------------------------------
                                            (dollars in thousands)
Mortgage-Backed
 Securities, gross           $19,789,792    $32,155,740       $367,066    $52,312,598
Unamortized discount            (30,679)       (45,496)          (506)       (76,681)
Unamortized premium              136,780        266,357          2,678        405,815
                         ------------------------------------------------------------
Amortized cost                19,895,893     32,376,601        369,238     52,641,732

Gross unrealized gains           141,248        224,795          2,229        368,272
Gross unrealized losses         (52,623)       (75,949)        (1,904)      (130,476)
                         ------------------------------------------------------------

Estimated fair value         $19,984,518    $32,525,447       $369,563    $52,879,528
                         ============================================================
                                            Gross          Gross
                                          Unrealized     Unrealized   Estimated Fair
                         Amortized Cost       Gain           Loss          Value
                         ------------------------------------------------------------
                                            (dollars in thousands)
Adjustable rate              $15,361,031        $96,310      ($76,853)    $15,380,488

Fixed rate                    37,280,701        271,962       (53,623)     37,499,040
                         ------------------------------------------------------------

Total                        $52,641,732       $368,272     ($130,476)    $52,879,528
                         ============================================================

     Actual maturities of Mortgage-Backed Securities are generally shorter than stated contractual maturities because actual maturities of Mortgage-Backed Securities are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal. The following table summarizes the Company's Mortgage-Backed Securities on September 30, 2008 and December 31, 2007, according to their estimated weighted-average life classifications:

                                         September 30, 2008            December 31, 2007
       Weighted-Average Life         Fair Value   Amortized Cost   Fair Value   Amortized Cost
                                                      (dollars in thousands)
-----------------------------------------------------------------------------------------------
Less than one year                        $594,435       $602,139       $324,495       $326,754
Greater than one year and less than
 five years                             40,894,131     41,088,306     35,772,813     35,586,721
Greater than or equal to five years     13,352,362     13,389,763     16,782,220     16,728,257
                                   ------------------------------------------------------------

Total                                  $54,840,928    $55,080,208    $52,879,528    $52,641,732
                                   ============================================================

     The weighted-average lives of the Mortgage-Backed Securities at September 30, 2008 and December 31, 2007 in the table above are based upon data provided through subscription-based financial information services, assuming constant principal prepayment rates to the reset date of each security. The prepayment model considers current yield, forward yield, steepness of the yield curve, current mortgage rates, mortgage rate of the outstanding loans, loan age, margin and volatility. The actual weighted average lives of the Mortgage-Backed Securities could be longer or shorter than estimated.

     The following table presents the gross unrealized losses, and estimated fair value of the Company's Mortgage-Backed Securities by length of time that such securities have been in a continuous unrealized loss position at September 30, 2008.

                                                  Unrealized Loss Position For:
                    ------------------------------------------------------------------------------------------
                         Less than 12 Months            12 Months or More                   Total
                    ------------------------------------------------------------------------------------------
                    Estimated Fair   Unrealized   Estimated Fair   Unrealized   Estimated Fair   Unrealized
                         Value          Losses         Value          Losses         Value          Losses
                    ------------------------------------------------------------------------------------------
                                                      (dollars in thousands)
September 30, 2008      $24,704,441     ($301,270)     $4,191,554     ($155,720)    $28,895,995     ($456,990)

December 31, 2007        $7,593,443      ($62,594)     $5,340,667      ($67,882)    $12,934,110     ($130,476)

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

     The adjustable rate Mortgage-Backed Securities are limited by periodic caps (generally interest rate adjustments are limited to no more than 1% every nine months) and lifetime caps. The weighted average lifetime cap was 10.0% at September 30, 2008 and 9.9% at December 31, 2007.

     During the quarter and nine months ended September 30, 2008, the Company realized $1.1 million in net losses from sales of Investment Securities and $11.2 million in net gains from sales of Investment Securities, respectively. During the quarter and nine months ended September 30, 2007, the Company realized $3.8 million and $17.2 million in net gains from sales of Investment Securities, respectively. For the quarter and nine months ended September 30, 2008 there were no losses on other-than-temporarily impaired Mortgage-Backed Securities. For the nine months ended September 30, 2007 there was a $1.2 million loss on other-than-temporarily impaired Investment securities.

3.   AVAILABLE FOR SALE EQUITY SECURITIES

     All of the available-for-sale equity securities are shares of Chimera and are reported at fair value. The Company purchased 3.6 million shares of Chimera for $54.3 million in November 2007. Consistent with the decline of the stock market and the market for non-Agency Mortgage-Backed Securities, the fair value of the Company's investment in Chimera decreased significantly to $22.5 million at September 30, 2008.

     Although the Company has the intent and ability to retain the investment in Chimera indefinitely, allowing time for the shares of Chimera to recoup their value, the Company determined based on the FSP FAS-115 that an other-than-temporarily impaired charge of $31.8 million was appropriate and is reflected in the income statement for the quarter ended of September 30, 2008. This determination is based on the extent of the decline in value of the Chimera shares combined with the current state of the mortgage and credit markets.

4.   REVERSE REPURCHASE AGREEMENT

     At September 30, 2008, the Company had lent $619.7 million to Chimera in an overnight reverse repurchase agreement. This amount is included at fair value in the Company's Statement of Financial Condition. The interest rate at September 30, 2008 was 8.375%. The average rate for the quarter was 3.48%. The collateral for this loan is non-Agency mortgage-backed securities. The estimated fair market value of the collateral pledged for the reverse repurchase agreement was $727.7 million.

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

     Level 3 - inputs to the valuation methodology are unobservable and significant to overall fair value.

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

                                       Level 1        Level 2        Level 3
                                              (dollars in thousands)
--------------------------------------------------------------------------------
Assets:
  Mortgage-Backed Securities                     -    $54,840,928              -
  Agency debentures                              -        618,352              -
  Available for sale equity
   securities                              $22,490              -              -
  Trading securities                         2,199              -              -

Liabilities:
  Trading securities sold, not yet
   purchased                                30,903              -              -
  Interest rate swaps                            -        384,258              -


     The classification of assets and liabilities by level remains unchanged at September 30, 2008, when compared to the previous quarter.

6.   REPURCHASE AGREEMENTS

     The Company had outstanding $51.1 billion and $46.0 billion of repurchase agreements with weighted average borrowing rates of 3.59% and 4.76%, after giving effect to the Company's interest rate swaps, and weighted average remaining maturities of 222 days and 234 days as of September 30, 2008 and December 31, 2007, respectively. Investment Securities pledged as collateral under these repurchase agreements and interest rate swaps had an estimated fair value of $54.6 billion at September 30, 2008 and $48.3 billion at December 31, 2007.

     At September 30, 2008 and December 31, 2007, the repurchase agreements had the following remaining maturities:

                    September 30,   December 31,
                          2008           2007
                        (dollars in thousands)
                    ------------------------------
Within 30 days          $40,824,303    $34,940,600
30 to 59 days             1,501,455      4,005,960
60 to 89 days                     -        300,000
90 to 119 days              400,000              -
Over 120 days             8,350,000      6,800,000
                    ------------------------------
Total                   $51,075,758    $46,046,560
                    ==============================

     The Company did not have an amount at risk greater than 10% of the equity of the Company with any counterparty as of September 30, 2008 or December 31, 2007.

     The Company has entered into repurchase agreements which provide the counterparty with the right to call the balance prior to maturity date. These repurchase agreements totaled $7.9 billion and the fair value of the option to call was ($169.4 million) at September 30, 2008. The repurchase agreements totaled $6.4 billion and the market value of the option to call was ($176.7 million) at December 31, 2007. Management has determined that the call option is not required to be bifurcated under the provisions of SFAS 133 as it is deemed clearly and closely related to the debt instrument, therefore the option value is not recorded in the consolidated financial statements.

7.   INTEREST RATE SWAPS

     In connection with the Company's interest rate risk management strategy, the Company hedges a portion of its interest rate risk by entering into derivative financial instrument contracts. As of September 30, 2008, such instruments are comprised of interest rate swaps, which in effect modify the cash flows on repurchase agreements. The use of interest rate swaps creates exposure to credit risk relating to potential losses that could be recognized if the counterparties to these instruments fail to perform their obligations under the contracts. In the event of a default by the counterparty, the Company could have difficulty obtaining its Mortgage-Backed Securities pledged as collateral for swaps. The Company does not anticipate any defaults by its counterparties.

     The Company's swaps are used to lock in the fixed rate related to a portion of its current and anticipated future 30-day term repurchase agreements.

     The table below presents information about the Company's swaps outstanding at September 30, 2008 and December 31, 2007.

                                                                 Net Estimated
                                                                   Fair Value/
                                                                    Carrying
                    Notional Amount   Weighted       Weighted        Value
                     (dollars in     Average Pay      Average     (dollars in
                       thousands)        Rate       Receive Rate    thousands)
                    ------------------------------------------------------------

September 30, 2008      $18,361,200          4.70%          2.69%     ($384,258)

December 31, 2007       $16,243,500          5.03%          5.06%     ($398,096)

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

     During the quarter and nine months ended September 30, 2008, the Company raised $22.6 million and $93.7 million by issuing 1.5 and 5.8 million shares, respectively, through the Direct Purchase and Dividend Reinvestment Program.

     During the quarter and nine months ended September 30, 2008, 102,625 and 289,842 options were exercised under the Long-Term Stock Incentive Plan, or Incentive Plan, for an aggregate exercise price of $910,000 and $2.7 million, respectively.

     On August 3, 2006, the Company entered into an ATM Equity Offering(sm) Sales Agreement with Merrill Lynch & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, relating to the sale of shares of its common stock from time to time through Merrill Lynch. Sales of the shares, if any, are made by means of ordinary brokers' transaction on the New York Stock Exchange. During the nine months ended September 30, 2008, 588,000 shares of the Company's common stock were issued pursuant to this program, totaling $11.5 million in net proceeds. On August 3, 2006, the Company entered into an ATM Equity Sales Agreement with UBS Securities LLC, relating to the sale of shares of its common stock from time to time through UBS Securities. Sales of the shares, if any, will be made by means of ordinary brokers' transaction on the New York Stock Exchange. During the nine months ended September 30, 2008, 3.8 million shares of the Company's common stock were issued pursuant to this program, totaling $60.3 million in net proceeds. During the quarter ended September 30, 2008, the Company did not issue stock under either of these ATM programs.

     (B) Preferred Stock

     At September 30, 2008, the Company had issued and outstanding 7,412,500 shares of Series A Cumulative Redeemable Preferred Stock ("Series A Preferred Stock"), with a par value $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The Series A Preferred Stock must be paid a dividend at a rate of 7.875% per year on the $25.00 liquidation preference before the common stock is entitled to receive any dividends. The Series A Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not declared) exclusively at the Company's option commencing on April 5, 2009 (subject to the Company's right under limited circumstances to redeem the Series A Preferred Stock earlier in order to preserve its qualification as a REIT). The Series A Preferred Stock is senior to the Company's common stock and is on parity with the Series B

Preferred Stock with respect to dividends and distributions, including distributions upon liquidation, dissolution or winding up. The Series A Preferred Stock generally does not have any voting rights, except if the Company fails to pay dividends on the Series A Preferred Stock for six or more quarterly periods (whether or not consecutive). Under such circumstances, the Series A Preferred Stock, together with the Series B Preferred Stock, will be entitled to vote to elect two additional directors to the Board, until all unpaid dividends have been paid or declared and set apart for payment. In addition, certain material and adverse changes to the terms of the Series A Preferred Stock cannot be made without the affirmative vote of holders of at least two-thirds of the outstanding shares of Series A Preferred Stock and Series B Preferred Stock. Through September 30, 2008, the Company had declared and paid all required quarterly dividends on the Series A Preferred Stock.

     At September 30, 2008, the Company had issued and outstanding 4,496,525 shares of Series B Preferred Stock, with a par value $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The Series B Preferred Stock must be paid a dividend at a rate of 6% per year on the $25.00 liquidation preference before the common stock is entitled to receive any dividends.

     The Series B Preferred Stock is not redeemable. The Series B Preferred Stock is convertible into shares of common stock at a conversion rate that adjusts from time to time upon the occurrence of certain events, including if the Company distributes to its common shareholders in any calendar quarter cash dividends in excess of $0.11 per share. Initially, the conversion rate was
1.7730 shares of common shares per $25 liquidation preference. At September 30, 2008, the conversion ratio was 2.0125 shares of common stock per $25 liquidation preference. Commencing April 5, 2011, the Company has the right in certain circumstances to convert each Series B Preferred Stock into a number of common shares based upon the then prevailing conversion rate. The Series B Preferred Stock is also convertible into common shares at the option of the Series B preferred shareholder at anytime at the then prevailing conversion rate. The Series B Preferred Stock is senior to the Company's common stock and is on parity with the Series A Preferred Stock with respect to dividends and distributions, including distributions upon liquidation, dissolution or winding up. The Series B Preferred Stock generally does not have any voting rights, except if the Company fails to pay dividends on the Series B Preferred Stock for six or more quarterly periods (whether or not consecutive). Under such circumstances, the Series B Preferred Stock, together with the Series A Preferred Stock, will be entitled to vote to elect two additional directors to the Board, until all unpaid dividends have been paid or declared and set apart for payment. In addition, certain material and adverse changes to the terms of the Series B Preferred Stock cannot be made without the affirmative vote of holders of at least two-thirds of the outstanding shares of Series B Preferred Stock and Series A Preferred Stock. Through September 30, 2008, the Company had declared and paid all required quarterly dividends on the Series B Preferred Stock. During the quarter ended September 30, 2008, no Series B Preferred Stock were converted. During the nine months ended September 30, 2008, 103,475 shares of Series B Preferred Stock were converted into 196,751 shares of common stock.

     (C) Distributions to Shareholders

     During the quarter ended September 30, 2008, the Company declared dividends to common shareholders totaling $296.3 million or $0.55 per share, which were paid to shareholders on October 29, 2008. During the quarter ended September 30, 2008, the Company declared dividends to Series A Preferred shareholders totaling approximately $3.6 million or $0.492188 per share, and Series B shareholders totaling approximately $1.7 million or $0.375 per share, which were paid to shareholders on September 30, 2008.

9.   NET INCOME PER COMMON SHARE

     The following table presents a reconciliation of the net income and shares used in calculating basic and diluted earnings per share for the quarters and nine months ended September 30, 2008 and 2007.

                                            For the Quarters Ended      For the Nine Months Ended
                                                September 30,                  September 30,
                                        ------------------------------------------------------------
                                             2008           2007           2008           2007
                                                           (dollars in thousands)
                                        ------------------------------------------------------------
Net income                                     $302,131       $108,287       $853,159       $261,452
Less: Preferred stock dividends                   5,335          5,373         16,042         16,119
                                        ------------------------------------------------------------
Net income available to common
 shareholders, prior to adjustment for
 Series B dividends, if necessary              $296,796       $102,914       $837,117       $245,333
Add: Preferred Series B dividends, if
 Series B shares are dilutive                     1,686          1,725          5,097          5,175
                                        ------------------------------------------------------------
Net income, as adjusted                        $298,482       $104,639       $842,214       $250,508
                                        ============================================================

Weighted average shares of common stock
outstanding-basic                               538,706        315,970        495,584        266,511

Add: Effect of dilutive stock options
 and Series B Cumulative Convertible
 Preferred Stock                                  9,176          8,645          9,025          8,636
                                        ------------------------------------------------------------
Weighted average shares of common
stock outstanding-diluted                       547,882        324,615       $504,609        275,147
                                        ============================================================

     Options to purchase 4.5 million and 1.8 million shares of common stock, respectively, were outstanding and considered anti-dilutive as their exercise price exceeded the average stock price for the quarter and nine months ended September 30, 2008. Options to purchase 2.5 million shares of common stock were outstanding and considered anti-dilutive as their exercise price exceeded the average stock price for the quarter and nine months ended September 30, 2007.

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

                                                   For the nine months ended September 30,
                                                     2008                           2007
                                        --------------------------------------------------------------
                                                           Weighted                       Weighted
                                                            Average       Number of        Average
                                        Number of Shares Exercise Price     Shares     Exercise Price
                                        --------------------------------------------------------------
Options outstanding at the beginning of
 period                                       3,437,267          $15.23      2,984,995          $15.10
Granted                                       2,043,700           16.02        687,250           15.69
Exercised                                      (289,842)           9.45        (49,238)          10.25
Forfeited                                        (2,550)          15.84       (174,240)          16.64
Expired                                          (5,010)          20.70         (5,000)          20.35
                                        --------------------------------------------------------------
Options outstanding at the end of period      5,183,565          $15.86      3,443,767          $15.23
                                        ==============================================================
Options exercisable at the end of the
 period                                       2,123,365          $16.35      1,292,504          $14.98
                                        ==============================================================

     The weighted average remaining contractual term was approximately 7.8 years for stock options outstanding and approximately 5.9 years for stock options exercisable as of September 30, 2008. The weighted average remaining contractual term was approximately 7.2 years for stock options outstanding and approximately
5.6 years for stock options exercisable as of September 30, 2007. As of September 30, 2008, there was approximately $10.1 million of total unrecognized compensation cost related to nonvested share-based compensation awards. That cost is expected to be recognized over a weighted average period of 3.8 years.

     During the year ended December 31, 2007, the Company granted 7,000 shares of restricted common stock to certain of its employees. As of September 30, 2008, 5,250 of these restricted shares were unvested and subject to forfeiture.

11.  INCOME TAXES

     As a REIT, the Company is not subject to federal income tax on earnings distributed to its shareholders. Most states recognize REIT status as well. The Company has decided to distribute the majority of its income and retain a portion of the permanent difference between book and taxable income arising from
Section 162(m) of the Code pertaining to employee remuneration.

     During the quarter and nine months ended September 30, 2008, FIDAC recorded $1.7 million and $3.3 million, respectively, of income tax expense for income attributable to FIDAC, and the portion of earnings retained based on Code
Section 162(m) limitations. During the quarter and nine months ended September 30, 2008, Annaly recorded $5.8 million and $16.4 million, respectively, of income tax expense for a portion of earnings retained based on Section 162(m) limitations. The effective tax rate was 53% for the quarter ended September 30, 2008.

     During the quarter and nine months ended September 30, 2007, the Company recorded a reduction in the expense of $628,000 and an expense of $297,000, respectively, of income tax expense for income attributable to FIDAC, and the portion of earnings retained based on Section 162(m) limitations. During the quarter and nine months ended September 30, 2007, Annaly recorded approximately $3.0 million and $5.5 million, respectively, of income tax expense for a portion of earnings retained based on Section 162(m) limitations.

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

12.  LEASE COMMITMENTS AND CONTINGENCIES

     The Company has a non-cancelable lease for office space, which commenced in May 2002 and expires in December 2009. The Company's aggregate future minimum lease payments are as follows:

                                                    Total per Year
                                                  (dollars in thousands)
                2008 (remainder)                                $133
                2009                                             532
                                                 ------------------------
                Total remaining lease payments                  $665
                                                 ========================

     From time to time, the Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company's consolidated financial statements and therefore no accrual is required as of September 30, 2008.

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

     The Company seeks to manage the extent to which net income changes as a function of changes in interest rates by matching adjustable-rate assets with variable-rate borrowings. The Company may seek to mitigate the potential impact on net income of periodic and lifetime coupon adjustment restrictions in the portfolio of Investment Securities by entering into interest rate agreements such as interest rate caps and interest rate swaps. As of September 30, 2008, the Company entered into interest rate swaps to pay a fixed rate and receive a floating rate of interest, with a total notional amount of $18.4 billion.

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

14.  RELATED PARTY TRANSACTIONS

     In March 2008, the Company entered into a master repurchase agreement with Chimera. This agreement contains customary representations, warranties and covenants contained in such agreements. As of September 30, 2008, Chimera owed the Company $619.7 million under this master repurchase agreement, with a term of one day, which is reflected in the Company's balance sheet as an asset. The interest rate at September 30, 2008 was 8.375%. The average rate for the quarter was 3.48%. The loan to Chimera is collateralized by s non-Agency mortgage-backed securities.

15.  SUBSEQUENT EVENTS

     The Company consummated the acquisition of Merganser Capital Management LP ("Merganser") on October 31, 2008. Merganser is a Boston-based institutional fixed-income manager which, at September 30, 2008, had $4.6 billion in assets under management. Merganser is a wholly-owned taxable REIT subsidiary of the Company.

     The Company acquired approximately 11.7 million shares of common stock of Chimera for approximately $26.3 million in connection with Chimera's secondary offering on October 29, 2008.

     As discussed in Notes 7 and 13, until the fourth quarter of 2008, the Company designated interest rate swaps as cash flow hedges, whereby the swaps were recorded at fair value on the balance sheet as assets and liabilities with any changes in fair value recorded in other comprehensive income (OCI). In a cash flow hedge, a swap would exactly match the pricing date of relevant repurchase agreement. However, due to the volatility of the credit markets, it is not always practical to match the pricing dates of both the swaps and the repurchase agreements.

     As a result, the Company discontinued hedge accounting in the fourth quarter of 2008 through a combination of de-designating previously defined hedge relationships and not designating new contracts as cash flow hedges. The de-designation of cash flow hedges was done in accordance with Derivatives Implementation Group (DIG) Issue No. G3, which generally requires that the net gain or loss related to the discontinued cash flow hedge continue to be reported in OCI. Therefore, the deferred losses related to these derivatives that have been de-designated remain in OCI at September 30, 2008 and are expected to be reclassified into earnings during the contractual terms of the swap agreements. Changes in unrealized gains or losses on interest rate swaps subsequent to September 30, 2008 will be reflected in the Company's income statement.

     The Company still considers the use of interest rate swaps beneficial and therefore it continues to use interest rate swaps to lock in funding cost of its assets. The Company uses interest rate swaps primarily as an economic hedge against increased funding cost risk, but without the application of hedge accounting for financial reporting purposes. For income tax purposes, the Company will continue to hedge liabilities with interest rate swaps.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        ------------------------------------------------------------------------
        OF OPERATIONS
        -------------

Special Note Regarding Forward-Looking Statements

     Certain statements contained in this quarterly report, and certain statements contained in our future filings with the Securities and Exchange Commission (the "SEC" or the "Commission"), in our press releases or in our other public or shareholder communications may not be based on historical facts and are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements, which are based on various assumptions, (some of which are beyond our control) may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as "may," "will," "believe," "expect," "anticipate," "continue," or similar terms or variations on those terms, or the negative of those terms. Actual results could differ materially from those set forth in forward-looking statements due to a variety of factors, including, but not limited to, changes in interest rates, changes in yield curve, changes in prepayment rates, the availability of mortgage-backed securities for purchase, the availability of financing, and, if available, the terms of any financings, changes in the market value of our assets, changes in business conditions and the general economy, and risks associated with the investment advisory business of our subsidiaries, including the removal by their clients of assets they manage, their regulatory requirements, and competition in the investment advisory business, changes in governmental regulations affecting our business, and our ability to maintain our classification as a REIT for federal income tax purposes. For a discussion of the risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, see our most recent Annual Report on Form 10-K and any subsequent Quarterly Reports on Form 10-Q. We do not undertake and specifically disclaim any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Overview

     We are a REIT that owns and manages a portfolio of mortgage-backed securities. Our principal business objective is to generate net income for distribution to our stockholders from the spread between the interest income on our investment securities and the costs of borrowing to finance our acquisition of investment securities and from dividends we receive from FIDAC. FIDAC is our wholly-owned taxable REIT subsidiary, and is a registered investment advisor that generates advisory and service fee income. We acquired approximately 3.6 million shares of common stock of Chimera, for approximately $54.3 million in connection with Chimera's initial public offering on November 21, 2007. In addition to our investment, Chimera raised net proceeds of approximately $479.3 million in its initial public offering. Chimera is a publicly traded, specialty finance company that invests in residential mortgage loans, residential mortgage-backed securities, real estate related securities and various other asset classes. Chimera is externally managed by FIDAC and has elected and intends to qualify to be taxed as a REIT for federal income tax purposes. We also own 100% of an investment fund. During the third quarter of 2008, the Company formed Ranger. Ranger is in the final stages of the application process to operate as a broker-dealer and is a wholly owned taxable REIT subsidiary.

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

     The results of our operations are affected by various factors, many of which are beyond our control. Our results of operations primarily depend on, among other things, our net interest income, the market value of our assets and the supply of and demand for such assets. Our net interest income, which reflects the amortization of purchase premiums and accretion of discounts, varies primarily as a result of changes in interest rates, borrowing costs and prepayment speeds, all of which involve various risks and uncertainties. Prepayment speeds, as reflected by the Constant Prepayment Rate ("CPR") and interest rates vary according to the type of investment, conditions in financial markets, competition and other factors, none of which can be predicted with any certainty. In general, as prepayment speeds on our Mortgage-Backed Securities portfolio increase, related purchase premium amortization increases, thereby reducing the net yield on such assets. The CPR on our Investment Securities portfolio averaged 11% and 14% for the quarters ended September 30, 2008 and 2007, respectively. Since changes in interest rates may significantly affect our activities, our operating results depend, in large part, upon our ability to effectively manage interest rate risks and prepayment risks while maintaining our status as a REIT.

     The current situation in the mortgage market could adversely affect one or more of our lenders and could cause one or more of our lenders to be unwilling or unable to provide us with additional financing. This could potentially increase our financing costs and reduce liquidity. If one or more major market participants fails, it could negatively impact the marketability of all fixed income securities, including government mortgage securities, and this could negatively impact the value of the securities in our portfolio, thus reducing its net book value. Furthermore, if many of our lenders are unwilling or unable to provide us with additional financing, we could be forced to sell our Investment Securities at an inopportune time when prices are depressed. Even with the current situation in the mortgage sector we do not anticipate having difficulty converting our assets to cash or extending financing term, due to the fact that our investment securities have an actual or implied "AAA" rating and principal payment is guaranteed by FHLMC, FNMA, or GNMA.

     The table below provides quarterly information regarding our average balances, interest income, yield on assets, average repurchase agreement balances, interest expense, cost of funds, net interest income and net interest rate spreads for the quarterly periods presented.

                                                       Yield on
                                  Average               Average      Average                                     Net
                                 Interest      Total    Interest   Balance of              Average     Net     Interest
                               Earning Assets Interest  Earning    Repurchase   Interest   Cost of   Interest    Rate
                                 Held (1)      Income    Assets     Agreements    Expense    Funds    Income    Spread
------------------------------------------------------------------------------------------------------------------------
Quarter Ended
September 30, 2008                $57,694,277  $810,659     5.62%    $51,740,645  $458,250     3.54%  $352,409     2.08%
Quarter Ended
June 30, 2008                     $56,197,550  $773,359     5.50%    $50,359,825  $442,251     3.51%  $331,108     1.99%
Quarter Ended
March 31, 2008                    $56,119,584  $791,128     5.64%    $51,399,101  $537,606     4.18%  $253,522     1.46%
------------------------------------------------------------------------------------------------------------------------
Quarter Ended
December 31, 2007                 $49,619,857  $720,925     5.81%    $45,272,782  $558,435     4.93%  $162,490     0.88%
Quarter Ended
September 30, 2007                $43,075,489  $628,696     5.84%    $40,201,513  $519,118     5.17%  $109,578     0.67%
Quarter Ended
June 30, 2007                     $38,822,274  $556,262     5.73%    $36,560,359  $468,748     5.13%   $87,514     0.60%
Quarter Ended
March 31, 2007                    $31,682,974  $449,564     5.68%    $29,834,208  $380,164     5.10%   $69,400     0.58%

(1) Does not reflect unrealized gains/(losses).

     The following table presents the CPR experienced on our Mortgage-Backed Securities portfolio, on an annualized basis, for the quarterly periods presented.


Quarter Ended                          CPR
-------------                          ---
September 30, 2008                     11%
June 30, 2008                          16%
March 31, 2008                         15%
December 31, 2007                      12%
September 30, 2007                     14%


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

     Income Taxes: We have elected to be taxed as a REIT and intend to comply with the provisions of the Internal Revenue Code of 1986, as amended (or the Code), with respect thereto. Accordingly, we will not be subjected to federal income tax to the extent of its distributions to shareholders and as long as certain asset, income and stock ownership tests are met. We and FIDAC have made a joint election to treat FIDAC as a taxable REIT subsidiary. As such, FIDAC is taxable as a domestic C corporation and subject to federal and state and local income taxes based upon its taxable income. We and Ranger will make a joint election to treat Ranger as a taxable REIT subsidiary. As a result, Ranger is taxable as a domestic C corporation and subject to federal and state and local income taxes based upon its taxable income. The affiliated investment fund is a partnership and the income and expense flow through to us.

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

Recent Accounting Pronouncements

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

     In April 2007, the FASB issued FASB Staff Position FIN 39-1 ("FSP FIN 39-1") which modifies FASB Interpretation No. 39, Offsetting of Amounts relating to Certain Contracts ("FIN 39"). FSP FIN 39-1 addresses whether a reporting entity that is party to a master netting arrangement can offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments that have been offset under the same master netting arrangement in accordance with FIN 39. Upon adoption of this guidance, a reporting entity is permitted to change its accounting policy to offset or not offset fair value amounts recognized for derivative instruments under master netting arrangements. This guidance was effective for the Company on January 1, 2008. The implementation did not have an effect on our financial statements.

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

     On October 10, 2008, FASB issued FASB Staff Position (FSP) 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active ("FSP 157-3"), in response to the deterioration of the credit markets. This FSP provides guidance clarifying how SFAS 157 should be applied when valuing securities in markets that are not active. The guidance provides an illustrative example that applies the objectives and framework of SFAS 157, utilizing management's internal cash flow and discount rate assumptions when relevant observable data does not exist. It further clarifies how observable market information and market quotes should be considered when measuring fair value in an inactive market. It reaffirms the notion of fair value as an exit price as of the measurement date and that fair value analysis is a transactional process and should not be broadly applied to a group of assets. FSP 157-3 is effective upon issuance including prior periods for which financial statements have not been issued. We do not believe the guidance in FSP 157-3 will have a material effect on the fair value of our assets as the Company intends to continue to hold assets that can be valued via level 1 and level 2 criteria, as defined under the SFAS No. 157.

     Pursuant to Section 133 of the recently enacted Emergency Economic Stabilization Act of 2008 ("the Act"), the Securities and Exchange Commission
(SEC) has commenced a study of the impact of the fair value or "mark-to-market" accounting standards, including, but not limited to: (1) the effects of such accounting standards on a financial institution's balance sheet; (2) the impacts of such accounting on bank failures in 2008; (3) the impact of such standards on the quality of financial information available to investors; (4) the process used by the Financial Accounting Standards Board in developing accounting standards; (5) the advisability and feasibility of modification to such standards; and (6) alternative accounting standards to those provided in SFAS
157. The study, which is being conducted in consultation with the Secretary of the Treasury and the Board of Governors of the Federal Reserve System, is expected to be completed before the end of the 90-day period beginning on the date of the enactment of this Act, which is October 3, 2008..

Results of Operations: For the Quarters and Nine Months Ended September 30, 2008 and 2007

     Net Income Summary

     For the quarter ended September 30, 2008, our net income was $302.1 million or $0.55 basic income per share related to common shareholders, as compared to $108.3 million or $0.33 basic net income per share for the quarter ended September 30, 2007. Net income per share increased by $0.22 per share available to common shareholders and net income increased $193.8 million for the quarter ended September 30, 2008, when compared to the quarter ended September 30, 2007. We attribute the increase in total net income for the quarter ended September 30, 2008 from the quarter ended September 30, 2007 to an increase in net interest income, resulting from the increased asset base, and the increase in interest rate spread. Net interest income increased by $242.8 million for the quarter ended September 30, 2008, as compared to the quarter ended September 30, 2007.

     For the nine months ended September 30, 2008, our net income was $853.2 million, or $1.69 net income per share available to common shareholders, as compared to net income of $261.5 million, or $0.92 net income per share available to common shareholders, for the nine months ended September 30, 2007. We attribute the majority of the increase in net income for the nine months ended September 30, 2008 from the nine months ended September 30, 2007 to the increase in our asset base and the increase in net interest spread. For the nine months ended September 30, 2008, net interest income was $937.0 million, as compared to $266.5 million for the nine months ended September 30, 2007.

                                            Net Income Summary
                            (dollars in thousands, except for per share data)
                              (ratios for the quarters have been annualized)


                                                                Quarter         Quarter       Nine Months     Nine Months
                                                                 Ended           Ended            Ended           Ended
                                                             September 30,   September 30,   September 30,   September 30,
                                                                  2008            2007            2008            2007
                                                            ----------------------------------------------------------------
Interest income                                                    $810,659        $628,696      $2,375,146      $1,634,522
Interest expense                                                    458,250         519,118       1,438,107       1,368,030
                                                            ----------------------------------------------------------------
Net interest income                                                 352,409         109,578         937,039         266,492
                                                            ----------------------------------------------------------------
Other (loss) income:
  Investment advisory and service fees                                7,663           5,464          20,667          16,392
  (Loss) Gain on sale of investment securities                       (1,066)          3,795          11,181          17,233
  Gain on termination of interest rate swaps                              -           2,029               -           2,096
  Income from trading securities                                      7,671           8,288          11,705          11,960
  Dividend income from available-for-sale
equity securities                                                       580               -           2,101               -
  Loss on other-than-temporarily impaired
securities                                                          (31,834)              -         (31,834)         (1,189)
                                                            ----------------------------------------------------------------
     Total other (loss) income                                      (16,986)         19,576          13,820          46,492
                                                            ----------------------------------------------------------------
Expenses:
  Distribution fees                                                     299           1,100           1,302           2,865
  General and administrative expenses                                25,455          17,334          76,665          42,492
                                                            ----------------------------------------------------------------
     Total expenses                                                  25,754          18,434          77,967          45,357
                                                            ----------------------------------------------------------------
Income before income taxes and minority
interest                                                            309,669         110,720         872,892         267,627
Income taxes                                                          7,538           2,327          19,675           5,770
                                                            ----------------------------------------------------------------
Income before minority interest                                     302,131         108,393         853,217         261,857
Minority interest                                                         -             106              58             405
                                                            ----------------------------------------------------------------
Net Income                                                          302,131         108,287         853,159         261,452
Dividends on preferred stock                                          5,335           5,373          16,042          16,119
                                                            ----------------------------------------------------------------
Net income available to common
shareholders                                                       $296,796        $102,914        $837,117        $245,333
                                                            ================================================================

Weighted average number of basic common
shares outstanding                                              538,706,131     315,969,814     495,583,506     266,510,879
Weighted average number of diluted common
shares outstanding                                              547,882,488     324,614,534     504,609,331     275,146,595

Basic net income per common share                                     $0.55           $0.33           $1.69           $0.92
Diluted net income per common share                                   $0.54           $0.32           $1.67           $0.91

Average total assets                                            $60,724,859     $42,485,071     $58,776,231     $38,817,661
Average equity                                                   $7,223,317      $3,582,578      $6,529,460      $3,309,425

Return on average total assets                                         1.99%           1.02%           1.90%           0.90%
Return on average equity                                              16.73%          12.09%          17.42%          10.53%

     Interest Income and Average Earning Asset Yield

     We had average earning assets of $57.7 billion for the quarter ended September 30, 2008 and $43.1 billion for the quarter ended September 30, 2007. Our interest income was $810.7 million for the quarter ended September 30, 2008, and $628.7 million for the quarter ended September 30, 2007. The yield on average Investment Securities was 5.62% and 5.84% for the quarters ended September 30, 2008 and 2007, respectively. The prepayment speeds decreased to an average of 11% CPR for the quarter ended September 30, 2008 from an average of 14% CPR for the quarter ended September 30, 2007. Even though the yield on assets declined by 0.22%, the total interest income increased by $182.0 million, primarily due to the increase in average earning assets.

     We had average earning assets of $56.7 billion and $37.9 billion for the nine months ended September 30, 2008 and 2007, respectively. Our interest income was $2.4 billion for the nine months ended September 30, 2008 and $1.6 billion for the nine months ended September 30, 2007. The yield on average Investment Securities decreased from 5.76% for the nine months ended September 30, 2007 to 5.59% for the nine months ended September 30, 2008. Our average earning asset balance increased by $18.8 billion and interest income increased by $740.6 million for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. Even though yield on assets declined by 0.17%, the increase in interest income for the nine months ended September 30, 2008, when compared to the nine months ended September 30, 2007, resulted from the increased asset base.

     Interest Expense and the Cost of Funds

     Our largest expense is the cost of borrowed funds. We had average borrowed funds of $51.7 billion and total interest expense of $458.3 million for the quarter ended September 30, 2008. We had average borrowed funds of $40.2 billion and total interest expense of $519.1 million for the quarter ended September 30, 2007. Our average cost of funds was 3.54% for the quarter ended September 30, 2008 and 5.17% for the quarter ended September 30, 2007. The cost of funds rate decreased by 163 basis points and the average borrowed funds increased by $11.5 billion for the quarter ended September 30, 2008 when compared to the quarter ended September 30, 2007. Interest expense for the quarter ended September 30, 2008 decreased by $60.8 million due to the decline in the cost of funding. We had average borrowed funds of $51.2 billion and interest expense of $1.4 billion for the nine months ended September 30, 2008. We had average borrowed funds of $35.5 billion and interest expense of $1.4 billion for the nine months ended September 30, 2007. Our average cost of funds was 3.75% for the nine months ended September 30, 2008 and 5.17% for the nine months ended September 30, 2007. Even though the average cost of funds decreased by 1.42%, interest expense increased by $70.1 million because the average borrowed funds increased by $15.7 billion.

     Since the majority of our repurchase agreements are short term, changes in market rates are directly reflected in our interest expense. In addition to short term financing, we have entered into longer term repurchase agreements which provide the counterparty with the right to call the balance prior to maturity date. Our average cost of funds was 0.92% above average one-month LIBOR and 0.35% above average six-month LIBOR for the quarter ended September 30, 2008. Our average cost of funds was 0.20% below average one-month LIBOR and 0.14% below average six-month LIBOR for the quarter ended September 30, 2007. Our cost of funds, when compared to six-month LIBOR and one-month LIBOR, increased in the third quarter of 2008 because, in addition to short term financing, we have entered into longer term repurchase agreements which typically have a higher cost of funds.

     The table below shows our average borrowed funds, interest expense and average cost of funds as compared to average one-month and average six-month LIBOR for the quarter ended September 30, 2008, June 30, 2008, March 31, 2008, the year ended December 31, 2007 and four quarters in 2007.

                              Average Cost of Funds
                              ---------------------
      (Ratios for the quarters have been annualized, dollars in thousands)

                                                                                                                       Average
                                                                                         Average                       Cost of
                                                                                     One-Month LIBORAverage Cost of     Funds
                                                        Average   Average   Average    Relative to   Funds Relative Relative to
                            Average        Interest       Cost    One-Month Six-Month  Average Six-    to Average      Average
                          Borrowed Funds    Expense     of Funds    LIBOR     LIBOR    Month LIBOR  One-Month LIBORSix-Month LIBOR
                         ---------------------------------------------------------------------------------------------------------
For the Quarter Ended
September 30, 2008           $51,740,645       $458,250     3.54%     2.62%     3.19%        (0.57%)          0.92%         0.35%
For the Quarter Ended
June 30, 2008                $50,359,825       $442,251     3.51%     2.59%     2.93%        (0.34%)          0.92%         0.58%
For the Quarter Ended
March 31, 2008               $51,399,101       $537,606     4.18%     3.31%     3.18%         0.13%           0.87%         1.00%
----------------------------------------------------------------------------------------------------------------------------------
For the Year Ended
December 31, 2007            $37,967,215     $1,926,465     5.07%     5.19%     5.19%        (0.00%)        (0.12%)        (0.12%)
For the Quarter Ended
December 31, 2007            $45,272,782       $558,435     4.93%     4.86%     4.85%         0.01%          0.07%          0.08%
For the Quarter Ended
September 30, 2007           $40,201,513       $519,118     5.17%     5.37%     5.31%         0.07%         (0.20%)        (0.14%)
For the Quarter Ended
June 30, 2007                $36,560,359       $468,748     5.13%     5.32%     5.37%        (0.05%)        (0.19%)        (0.24%)
For the Quarter Ended
March 31, 2007               $29,834,208       $380,164     5.10%     5.26%     5.30%        (0.04%)        (0.16%)        (0.20%)

     Net Interest Income

     Our net interest income, which equals interest income less interest expense, totaled $352.4 million for the quarter ended September 30, 2008, and $109.6 million for the quarter ended September 30, 2007. Our net interest income increased for the quarter ended September 30, 2008, as compared to the quarter ended September 30, 2007, because of the increased average earning assets and the increased interest rate spread. Our net interest rate spread, which equals the average yield for the period less the average cost of funds for the period, was 2.08% for the quarter ended September 30, 2008 as compared to 0.67% for the quarter ended September 30, 2007. This 141 basis point increase in interest rate spread was the result in the decrease cost of funds of 163 basis points, partially offset by a decrease in the average yield of 22 basis points.

     Our net interest income totaled $937.0 million for the nine months ended September 30, 2008 and $266.5 million for the nine months ended September 30, 2007. Our net interest income increased because of the increase in interest rate spread. Our net interest rate spread, which equals the average for the period less the average cost of funds for the period, was 1.84% for the nine months ended September 30, 2008 as compared to 0.62% for the nine months ended September 30, 2007.

     The table below shows our interest income by average Investment Securities held, total interest income, yield on average interest earning assets, average balance of repurchase agreements, interest expense, average cost of funds, net interest income, and net interest rate spread for the quarters ended September 30, 2008, June 30, 2008, March 31, 2008, the year ended December 31, 2007 and the four quarters in 2007.

                               Net Interest Income
                               -------------------
      (Ratios for the quarters have been annualized, dollars in thousands)

                                                       Yield on
                                                        Average                                                          Net
                             Average                    Interest Average Balance           Average                    Interest
                            Interest    Total Interest  Earning   of Repurchase  Interest   Cost of   Net Interest       Rate
                          Earning Assets     Income      Assets     Agreements     Expense    Funds       Income        Spread
                         ----------------------------------------------------------------------------------------------------------
For the Quarter Ended
September 30, 2008           $57,694,277       $810,659     5.62%    $51,740,645   $458,250     3.54%       $352,409          2.08%
For the Quarter Ended
June 30, 2008                $56,197,550       $773,359     5.50%    $50,359,825   $442,251     3.51%       $331,108          1.99%
For the Quarter Ended
March 31, 2008               $56,119,584       $791,128     5.64%    $51,399,101   $537,606     4.18%       $253,522          1.46%
----------------------------------------------------------------------------------------------------------------------------------
For the Year Ended
December 31, 2007            $40,800,148     $2,355,447     5.77%    $37,967,215 $1,926,465     5.07%       $428,982          0.70%
For the Quarter Ended
December 31, 2007            $49,619,857       $720,925     5.81%    $45,272,782   $558,435     4.93%       $162,490          0.88%
 For the Quarter Ended
September 30, 2007           $43,075,489       $628,696     5.84%    $40,201,513   $519,118     5.17%       $109,578          0.67%
For the Quarter Ended
June 30, 2007                $38,822,274       $556,262     5.73%    $36,560,359   $468,748     5.13%        $87,514          0.60%
For the Quarter Ended
March 31, 2007               $31,682,974       $449,564     5.68%    $29,834,208   $380,164     5.10%        $69,400          0.58%

     Investment Advisory and Service Fees

     FIDAC is a registered investment advisor which specializes in managing fixed income securities. FIDAC generally receives annual net investment advisory fees on the gross assets it manages, assists in managing or supervises. FIDAC expanded its line of business in 2007 to manage Chimera. At September 30, 2008, FIDAC had under management approximately $2.4 billion in net assets and $10.5 billion in gross assets, compared to $2.5 billion in net assets and $13.9 billion in gross assets at September 30, 2007. Net investment advisory and service fees for the quarters ended September 30, 2008 and 2007 totaled $7.4 million and $4.4 million, respectively, net of fees paid to third parties pursuant to distribution service agreements for facilitating and promoting distribution of shares or units to FIDAC's clients. Gross assets under management will vary from time to time because of changes in the amount of net assets FIDAC manages as well as changes in the amount of leverage used by the various funds and accounts FIDAC manages.

     Gains and Losses on Sales of Investment Securities and Interest Rate Swaps

     For the quarter ended September 30, 2008, we sold Investment Securities with a carrying value of $4.8 billion for an aggregate loss of $1.1 million. For the quarter ended September 30, 2007, we sold Investment Securities with a carrying value of $1.7 billion for an aggregate gain of $3.8 million. We do not expect to sell assets on a frequent basis, but may from time to time sell existing assets to move into new assets, which our management believes might have higher risk-adjusted returns, or to manage our balance sheet as part of our asset/liability management strategy.

     For the nine months ended September 30, 2008, we sold Investment Securities with a carrying value of $11.0 billion for an aggregate gain of $11.2 million. For the nine months ended September 30, 2007, we sold Investment Securities with an aggregate historical amortized cost of $4.4 billion for an aggregate gain of $17.2 million and terminated interest rates swap agreements with a notional amount of $900 million for a gain of $2.1 million. The difference between the sale price and the carrying value of our Mortgage-Backed Securities will be a realized gain or a realized loss, and will increase or decrease income accordingly.

     Income from Trading Securities

     Gross income from trading securities held by our investment fund, which is a combination of interest, dividends, and realized and unrealized gains and losses, totaled $7.7 million for the quarter ended September 30, 2008 and $11.7 million for the nine months ended September 30, 2008. Gross income from trading securities totaled $8.3 million for the quarter ended September 30, 2007 and $12.0 million for the nine months ended September 30, 2007.

     Dividend Income from Available-For-Sale Equity Securities

     We owned approximately 3.6 million shares of common stock of Chimera at September 30, 2008. The investment in Chimera is accounted for as available-for-sale equity securities.

     Dividend income from available-for-sale equity securities totaled $580,000 for the quarter ended September 30, 2008, and $2.1 million for the nine months ended September 30, 2008. For the quarter and nine months ended September 30, 2007 we did not have an investment in available-for-sale equity securities.

     Loss on Other-Than-Temporarily Impaired Securities

     At each quarter end, we review each of our securities to determine if an other-than-temporary impairment charge would be necessary. We will take these charges if we determine that we do not intend to hold securities that were in an unrealized loss position for a period of time, to maturity if necessary, sufficient for a forecasted market price recovery up to or beyond the cost of the investments. For the quarter and nine months ended September 30, 2008 there was a loss of approximately $31.8 million on other-than-temporarily impaired securities. For the quarter ended September 30, 2007 there were no losses on other-than-temporarily impaired securities and for the nine months ended September 30, 2007 the loss on other-than temporarily impaired securities totaled $1.2 million.

     General and Administrative Expenses

     General and administrative (or G&A) expenses were $25.5 million for the quarter ended September 30, 2008, and $17.3 million for the quarter ended September 30, 2007. G&A expenses as a percentage of average total assets was 0.17% and 0.16% for the quarters ended September 30, 2008 and 2007, respectively. G&A expenses were $76.7 million for the nine months ended September 30, 2008, and $42.5 million for the nine months ended September 30, 2007. The increase in G&A expenses of $8.1 million and $34.2 million for the quarter and nine months ended September 30, 2008, respectively, was primarily the result of increased compensation.

     The table below shows our total G&A expenses as compared to average total assets and average equity for the quarters ended September 30, 2008, June 30, 2008, March 31, 2008 , the year ended December 31, 2007 and the four quarters in 2007.

                           G&A Expenses and Operating Expense Ratios
                           -----------------------------------------
           (ratios for the quarters have been annualized, dollars in thousands)

                                                                 Total G&A           Total G&A
                                                              Expenses/Average    Expenses/Average
                                         Total G&A Expenses        Assets              Equity
                                        ------------------------------------------------------------
For the Quarter Ended September 30, 2008      $25,455              0.17%               1.40%
For the Quarter Ended June 30, 2008           $27,215              0.18%               1.59%
For the Quarter Ended March 31, 2008          $23,995              0.17%               1.64%
----------------------------------------------------------------------------------------------------
For the Year Ended December 31, 2007          $62,666              0.15%               1.69%
For the Quarter Ended December 31, 2007       $20,174              0.16%               1.72%
For the Quarter Ended September 30, 2007      $17,334              0.16%               1.94%
For the Quarter Ended June 30, 2007           $12,272              0.12%               1.50%
For the Quarter Ended March 31, 2007          $12,886              0.15%               1.70%

Net Income and Return on Average Equity

     Our net income was $302.1 million for the quarter ended September 30, 2008, and net income was $108.3 million for the quarter ended September 30, 2007. Our return on average equity was 16.73% for the quarter ended September 30, 2008 and 12.09% for the quarter ended September 30, 2007. Net income for the quarter increased by $193.8 million. We attribute the increase in total net income for the quarter ended September 30, 2008 over the quarter ended September 30, 2007 to the increase in net interest rate spread and increase in interest-earning assets.

     Our net income was $853.2 million for the nine months ended September 30, 2008, and $261.5 million for the nine months ended September 30, 2007. Our return on average equity was 17.42% for the nine months ended September 30, 2008 and 10.53% for the nine months ended September 30, 2007. We attribute the increase in total net income for the nine months ended September 30, 2008 over the nine months ended September 30, 2007 to the increase in net interest rate spread and increase in interest-earning assets, resulting in an increase of net interest income of $670.5 million, which was only partially offset by an increase in G&A expenses of $34.2 million.

     The table below shows our net interest income, net investment advisory and service fees, gain (loss) on sale of Mortgage-Backed Securities and termination of interest rate swaps, loss on other-than-temporarily impaired securities, income from equity investment, G&A expenses, income taxes, minority interest, and dividend income from equity investment, each as a percentage of average equity, and the return on average equity for the quarters ended September 30, 2008, June 30, 2008, March 31, 2008, the year ended December 31, 2007, and the four quarters in 2007.

                     Components of Return on Average Equity
                     --------------------------------------
                 (Ratios for the quarters have been annualized)

                                                (Loss) gain
                                                 on Sale of
                                                 Mortgage-
                                                  Backed
                                       Net       Securities  Loss on                Dividend
                                     Investment     and     other-than-              income
                            Net      Advisory    Interest   temporarilyIncome from    from
                          Interest      and        Rate      impaired     equity    available-   G&A     Income Minority  Return
                          Income/     Service     Swaps/    securities/ investment/ for-sale   Expenses/Taxes/   interest/   on
                          Average   Fees/Average  Average    Average     Average     equity    Average   Average Average   Average
                           Equity      Equity      Equity     Equity      Equity    securities  Equity   Equity   Equity   Equity
                         ---------------------------------------------------------------------------------------------------------
For the Quarter Ended
September 30, 2008           19.52%        0.41%     (0.07%)    (1.76%)       0.42%      0.03%   (1.40%) (0.42%)        -   16.73%
For the Quarter Ended
June 30, 2008                19.40%        0.35%      0.16%           -       0.13%      0.03%   (1.59%) (0.44%)        -   18.04%
For the Quarter Ended
March 31, 2008               17.38%        0.41%      0.64%           -       0.13%      0.06%   (1.64%) (0.32%)    0.00%   16.66%
----------------------------------------------------------------------------------------------------------------------------------
For the Year Ended
December 31, 2007            11.56%        0.50%      0.57%     (0.03%)       0.52%      0.00%   (1.69%) (0.24%)   (0.02%)  11.17%
For the Quarter Ended
December 31, 2007            13.89%        0.41%      0.16%           -       0.61%      0.00%   (1.72%) (0.26%)   (0.02%)  13.07%
For the Quarter Ended
September 30, 2007           12.23%        0.49%      0.65%           -       0.93%          -   (1.94%) (0.26%)   (0.01%)  12.09%
For the Quarter Ended
June 30, 2007                10.71%        0.55%      0.89%     (0.09%)       0.03%          -   (1.50%) (0.10%)        -   10.49%
For the Quarter Ended
March 31, 2007                9.14%        0.61%      0.82%     (0.06%)       0.45%          -   (1.70%) (0.34%)   (0.04%)   8.88%

Financial Condition

     Investment Securities, Available for Sale

     All of our Mortgage-Backed Securities at September 30, 2008 were adjustable-rate or fixed-rate mortgage-backed securities backed by single-family mortgage loans. All of the mortgage assets underlying these mortgage-backed securities were secured with a first lien position on the underlying single-family properties. All of our mortgage-backed securities were FHLMC, FNMA or GNMA mortgage pass-through certificates or Collateralized Mortgage Obligations ("CMOs"), which carry an actual or implied "AAA" rating. All of our agency debentures are callable and carry an actual "AAA" rating. We carry all of our investment assets at fair value.

     We accrete discount balances as an increase in interest income over the life of Investment Securities acquired at a discount and we amortize premium balances as a decrease in interest income over the life of Investment Securities acquired at a premium. At September 30, 2008 and December 31, 2007, we had on our balance sheet a total of $61.1 million and $77.4 million, respectively, of unamortized discount (which is the difference between the remaining principal value and current historical amortized cost of our investment securities acquired at a price below principal amount) and a total of $586.5 million and $405.8 million, respectively, of unamortized premium (which is the difference between the remaining principal amount and the current historical amortized cost of our investment securities acquired at a price above principal amount).

     We received mortgage principal repayments of $1.8 billion for the quarter ended September 30, 2008, and $1.7 billion for the quarter ended September 30, 2007. The average prepayment speed for the quarter ended September 30, 2008 and 2007 was 11%, and 14%, respectively. Given our current portfolio composition, if mortgage principal prepayment rates were to increase over the life of our Mortgage-Backed Securities, all other factors being equal, our net interest income would decrease during the life of these Mortgage-Backed Securities as we would be required to amortize our net premium balance into income over a shorter time period. Similarly, if mortgage principal prepayment rates were to decrease over the life of our Mortgage-Backed Securities, all other factors being equal, our net interest income would increase during the life of these Mortgage-Backed Securities as we would amortize our net premium balance over a longer time period.

     The table below summarizes certain characteristics of our Investment Securities at September 30, 2008, June 30, 2008, March 31, 2008, December 31, 2007, September 30, 2007, June 30, 2007, and March 31, 2007.

                              Investment Securities
                              ---------------------
                             (dollars in thousands)

                                                                   Amortized                        Fair
                           Principal       Net                    Cost/Principal                Value/Principal  Weighted
                              Amount      Premium Amortized Cost      Amount      Fair Value        Amount      Average Yield
                         ----------------------------------------------------------------------------------------------------
At September 30, 2008        $55,211,123  $525,394    $55,736,517        100.95%    $55,459,280         100.45%         5.41%
At June 30, 2008             $58,304,678  $500,721    $58,805,399        100.86%    $58,749,300         100.76%         5.33%
At March 31, 2008            $56,006,707  $383,334    $56,390,041        100.68%    $56,853,862         101.51%         5.36%
-----------------------------------------------------------------------------------------------------------------------------
At December 31, 2007         $52,569,598  $328,376    $52,897,974        100.62%    $53,133,443         101.07%         5.75%
At September 30, 2007        $44,904,820  $229,713    $45,134,533        100.51%    $44,890,633          99.97%         5.74%
At June 30, 2007             $39,102,277  $211,438    $39,313,715        100.54%    $38,753,509          99.11%         5.71%
At March 31, 2007            $39,053,196  $195,649    $39,248,845        100.50%    $39,230,648         100.45%         5.67%

     The table below summarizes certain characteristics of our Investment
Securities at September 30, 2008, June 30, 2008, March 31, 2008, December 31,
2007, September 30, 2007, June 30, 2007, and March 31, 2007. The index level for adjustable-rate Investment Securities is the weighted average rate of the various short-term interest rate indices, which determine the coupon rate.

               Adjustable-Rate Investment Security Characteristics
               ---------------------------------------------------
                             (dollars in thousands)

                                                                                            Principal
                                                                                             Amount at
                                        Weighted     Weighted    Weighted                  Period End as
                                         Average   Average Term   Average     Weighted      % of Total
                           Principal      Coupon      to Next     Lifetime  Average Asset   Investment
                              Amount       Rate      Adjustment      Cap        Yield        Securities
                         --------------------------------------------------------------------------------
At September 30, 2008        $19,310,012     5.27%      37 months     9.98%          4.65%         34.97%
At June 30, 2008             $18,418,637     5.16%      36 months     9.89%          4.54%         31.59%
At March 31, 2008            $17,487,518     5.19%      35 months     9.73%          4.40%         31.22%
---------------------------------------------------------------------------------------------------------
At December 31, 2007         $15,331,447     5.90%      39 months     9.89%          5.63%         29.16%
At September 30, 2007        $13,148,355     5.99%      41 months    10.02%          5.68%         29.28%
At June 30, 2007              $9,553,827     5.85%      32 months    10.11%          5.77%         24.43%
At March 31, 2007             $9,657,221     5.79%      30 months    10.05%          5.66%         24.73%


                 Fixed-Rate Investment Security Characteristics
                 ----------------------------------------------
                             (dollars in thousands)

                                                                        Principal
                                                                         Amount at
                                                                       Period End as
                                           Weighted       Weighted      % of Total
                           Principal     Average Coupon Average Asset   Investment
                              Amount          Rate          Yield        Securities
                         ------------------------------------------------------------
At September 30, 2008        $35,901,111          6.06%          5.82%         65.03%
At June 30, 2008             $39,886,041          6.00%          5.70%         68.41%
At March 31, 2008            $38,519,189          5.98%          5.80%         68.78%
-------------------------------------------------------------------------------------
At December 31, 2007         $37,238,151          6.00%          5.80%         70.84%
At September 30, 2007        $31,756,465          5.93%          5.76%         70.72%
At June 30, 2007             $29,548,450          5.87%          5.69%         75.57%
At March 31, 2007            $29,395,975          5.85%          5.67%         75.27%

     At September 30, 2008 and December 31, 2007, we held Investment Securities with coupons linked to various indices. The following tables detail the portfolio characteristics by index.

                 Adjustable-Rate Investment Securities by Index
                 ----------------------------------------------
                               September 30, 2008

                                                                                       11th               Monthly
                                                                  Twelve   12-Month   District  1-Year    Federal
                                             One-Month Six-Month   Month     Moving   Cost of   Treasury  Cost of      Other
                                                Libor     Libor     Libor    Average    Funds     Index     Funds     Indexes(1)
                                             -------------------------------------------------------------------------------------
Weighted Average Term to Next Adjustment          1 mo.    27 mo.    57 mo.     1 mo.     1 mo.    35 mo.     1 mo.         14 mo.
Weighted Average Annual Period Cap                6.27%     2.13%     1.98%     0.01%     1.74%     1.91%     0.00%          1.94%
Weighted Average Lifetime Cap at September
 30, 2008                                         7.07%    10.70%    10.92%     9.21%    10.85%    10.87%    13.43%         12.00%
Investment Principal Value as Percentage of
 Investment Securities at September 30, 2008      8.16%     2.57%    19.05%     0.69%     0.44%     3.87%     0.12%          0.07%


                 Adjustable-Rate Investment Securities by Index
                 ----------------------------------------------
                                December 31, 2007


                                                              11th                         Monthly
                                         Twelve   12-Month   District  1-Year    3-Year    Federal             Twelve
                    One-Month Six-Month   Month     Moving   Cost of   Treasury  Treasury  Cost of  One-Month   Month     Other
                       Libor     Libor     Libor    Average    Funds     Index     Index     Funds   Libor-USD Libor-USD Indexes(1)
                    ---------------------------------------------------------------------------------------------------------------
Weighted Average
 Term to
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

     Trading Securities and Trading Securities Sold, Not Yet Purchased

     Trading securities and trading securities sold, not yet purchased, are included in the balance sheet as a result of consolidating the financial statements of an affiliated investment fund. The resulting realized and unrealized gains and losses are reflected in the statements of operations. The fair value of the trading securities was $2.2 million and the trading securities sold, not yet purchased, was $30.9 million at September 30, 2008. The fair value of the trading securities was $11.7 million and the trading securities sold, not yet purchased, was $32.8 million at December 31, 2007.

     Borrowings

     To date, our debt has consisted entirely of borrowings collateralized by a pledge of our Investment Securities. These borrowings appear on our statement of financial condition as repurchase agreements. At September 30, 2008, we had established uncommitted borrowing facilities in this market with 27 lenders in amounts which we believe are in excess of our needs. All of our Investment Securities are currently accepted as collateral for these borrowings. However, we limit our borrowings, and thus our potential asset growth, in order to maintain unused borrowing capacity and thus increase the liquidity and strength of our balance sheet.

     For the quarter ended September 30, 2008, the term to maturity of our borrowings ranged from one day to ten years. We have entered into structured borrowings giving the counterparty the right to call the balance prior to maturity. The weighted average original term to maturity of our borrowings was 261 days at September 30, 2008. The term to maturity of our borrowings ranged from one day to three years, with a weighted average original term to maturity of 296 days at September 30, 2007.

     At September 30, 2008, the weighted average cost of funds for all of our borrowings was 3.59% with the effect of the interest rate swaps, and the weighted average term to next rate adjustment was 222 days. At September 30, 2007, the weighted average cost of funds for all of our borrowings 4.99% and the weighted average term to next rate adjustment was 250 days.

     Liquidity

     Liquidity, which is our ability to turn non-cash assets into cash, allows us to purchase additional investment securities and to pledge additional assets to secure existing borrowings should the value of our pledged assets decline. We may need to pledge additional assets to collateralize interest rate swaps, if the value of the swaps decline. Potential immediate sources of liquidity for us include cash balances and unused borrowing capacity. At September 30, 2008 and December 31, 2007 we had total cash and cash equivalents of $1.1 billion and $104.0 million, respectively. Unused borrowing capacity will vary over time as the market value of our investment securities varies. Our non-cash assets are largely actual or implied AAA assets, and accordingly, we have not had, nor do we anticipate having, difficulty in converting our assets to cash. Our balance sheet also generates liquidity on an on-going basis through mortgage principal repayments and net earnings held prior to payment as dividends. Should our needs ever exceed these on-going sources of liquidity plus the immediate sources of liquidity discussed above, we believe that in most circumstances our Investment Securities could be sold to raise cash. The maintenance of liquidity is one of the goals of our capital investment policy. Under this policy, we limit asset growth in order to preserve unused borrowing capacity for liquidity management purposes.

     Borrowings under our repurchase agreements increased by $5.1 billion to $51.1 billion at September 30, 2008, from $46.0 billion at December 31, 2007. The increase in borrowings was the result of our deployment of additional capital raised the first and second quarters of 2008, which permitted us to increase our borrowings. Even though total borrowings increase from December 31, 2007 to September 30, 2008, leverage decreased from 8.7:1 to 7.2:1.

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

     Under our repurchase agreements, we may be required to pledge additional assets to our repurchase agreement counterparties (i.e., lenders) in the event the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral (a "margin call"), which may take the form of additional securities or cash. Similarly, if the estimated fair value of our Investment Securities increases due to changes in market interest rates of market factors, lenders may release collateral back to us. Specifically, margin calls result from a decline in the value of the our Mortgage-Backed Securities securing our repurchase agreements, prepayments on the mortgages securing such Mortgage-Backed Securities and to changes in the estimated fair value of such Mortgage-Backed Securities generally due to principal reduction of such Mortgage-Backed Securities from scheduled amortization and resulting from changes in market interest rates and other market factors. Through September 30, 2008, we did not have any margin calls on our repurchase agreements that we were not able to satisfy with either cash or additional pledged collateral. However, should prepayment speeds on the mortgages underlying our Mortgage-Backed Securities and/or market interest rates suddenly increase, margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.

     The following table summarizes the effect on our liquidity and cash flows from contractual obligations for repurchase agreements, interest expense on repurchase agreements, the non-cancelable office lease and employment agreements at September 30, 2008.

                                                        (dollars in thousands)
                              ---------------------------------------------------------------------------
                                              One to Three  Three to Five  More than Five
Contractual Obligations       Within One Year     Years          Years          Years          Total
---------------------------------------------------------------------------------------------------------
Repurchase agreements             $44,525,758     $2,000,000     $3,050,000     $1,500,000    $51,075,758
Interest expense on repurchase
 agreements                           368,003        392,877        199,530        213,448      1,173,858
Long-term operating lease
 obligations                              532            133              -              -            665
Employment contracts                   50,342          4,168              -              -         54,510
                              ---------------------------------------------------------------------------
Total                             $44,944,635     $2,397,178     $3,249,530     $1,713,448    $52,304,791
                              ===========================================================================

     Stockholders' Equity

     During the quarter ended September 30, 2008, we declared dividends to common shareholders totaling $296.3 million or $0.55 per share, which were paid to shareholders on October 29, 2008. During the quarter ended September 30, 2008, we declared and paid dividends to Series A Preferred shareholders totaling $3.6 million or $0.492188 per share, and Series B Preferred shareholders totaling $1.7 million or $0.375 per share. During the quarter ended September 30, 2007, we declared dividends to common shareholders totaling $85.9 million or $0.26 per share, which were paid on October 29, 2007. During the quarter ended September 30, 2007, we declared and paid dividends to Series A Preferred shareholders totaling $3.6 million or $0.492188 per share, and Series B Preferred shareholders totaling $1.7 million or $0.375 per share.

     On May 13, 2008 we entered into an underwriting agreement pursuant to which we sold 69,000,000 shares of our common stock for net proceeds following underwriting expenses of approximately $1.1 billion. This transaction settled on May 19, 2008.

     On January 23, 2008 we entered into an underwriting agreement pursuant to which we sold 58,650,000 shares of our common stock for net proceeds following underwriting expenses of approximately $1.1 billion. This transaction settled on January 29, 2008.

     During the quarter and nine months ended September 30, 2008, we raised $22.6 million and $93.7 million by issuing approximately 1.5 million and 5.8 million shares, respectively, through the Direct Purchase and Dividend Reinvestment Program.

     During the quarter and nine months ended September 30, 2008, 102,625 and 289,842 options were exercised under the Long-Term Stock Incentive Plan, or Incentive Plan, for an aggregate exercise price of $909,168 and $2.7 million, respectively.

     On August 3, 2006, we entered into an ATM Equity Offering(sm) Sales Agreement with Merrill Lynch & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, relating to the sale of shares of our common stock from time to time through Merrill Lynch. Sales of the shares, if any, are made by means of ordinary brokers' transaction on the New York Stock Exchange. During the nine months ended September 30, 2008, 588,000 shares of the our common stock were issued pursuant to this program, totaling $11.5 million in net proceeds. On August 3, 2006, we entered into an ATM Equity Sales Agreement with UBS Securities LLC, relating to the sale of shares of our common stock from time to time through UBS Securities. Sales of the shares, if any, will be made by means of ordinary brokers' transaction on the New York Stock Exchange. During the nine months ended September 30, 2008, 3.8 million shares of our common stock were issued pursuant to this program, totaling $60.3 million in net proceeds. During the quarter ended September 30, 2008, we did not issue stock under either of these ATM programs.

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

                           Unrealized Gains and Losses
                           ---------------------------
                             (dollars in thousands)

                     September 30,    June 30,       March 31,    December 31,  September 30,     June 30,
                         2008           2008           2008            2007           2007          2007
                    ------------------------------------------------------------------------------------------
Unrealized gain           $217,710       $324,612       $654,506       $379,348        $68,015       $102,641
Unrealized loss           (879,208)      (803,403)      (990,320)      (531,545)      (453,974)      (570,281)
                    ------------------------------------------------------------------------------------------
Net Unrealized loss      ($661,498)     ($478,791)     ($335,814)     ($152,197)     ($385,959)     ($467,640)
                    ==========================================================================================

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

     Leverage

     Our debt-to-equity ratio at September 30, 2008 and December 31, 2007 was 7.2:1 and 8.7:1, respectively. We generally expect to maintain a ratio of debt-to-equity of between 8:1 and 12:1, although the ratio may vary from this range from time to time based upon various factors, including our management's opinion of the level of risk of our assets and liabilities, our liquidity position, our level of unused borrowing capacity and over-collateralization levels required by lenders when we pledge assets to secure borrowings.

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

     We seek to manage the extent to which our net income changes as a function of changes in interest rates by matching adjustable-rate assets with variable-rate borrowings. In addition, we have attempted to mitigate the potential impact on net income of periodic and lifetime coupon adjustment restrictions in our portfolio of investment securities by entering into interest rate swaps. At September 30, 2008, we had entered into swap agreements with a total notional amount of $18.4 billion. We agreed to pay a weighted average pay rate of 4.70% and receive a floating rate based on one month LIBOR. At December 31, 2007, we entered into swap agreements with a total notional amount of $16.2 billion. We agreed to pay a weighted average pay rate of 5.03% and receive a floating rate based on one month LIBOR. We may enter into similar derivative transactions in the future by entering into interest rate collars, caps or floors or purchasing interest-only securities.

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

     Capital Resources

     At September 30, 2008, we had no material commitments for capital expenditures.

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

     Other Matters

     We calculate that at least 75% of our assets were qualified REIT assets, as defined in the Code for the quarters ended September 30, 2008 and 2007. We also calculate that our revenue qualifies for the 75% source of income test and for the 95% source of income test rules for the quarters ended September 30, 2008 and 2007. Consequently, we met the REIT income and asset test. We also met all REIT requirements regarding the ownership of our common stock and the distribution of our net income. Therefore, as of September 30, 2008 and December 31, 2007 we believe that we qualified as a REIT under the Code.

     We at all times intend to conduct our business so as not to become regulated as an investment company under the Investment Company Act of 1940, or the Investment Company Act. If we were to become regulated as an investment company, then our use of leverage would be substantially reduced. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" (qualifying interests). Under current interpretation of the staff of the SEC, in order to qualify for this exemption, we must maintain at least 55% of our assets directly in qualifying interests and at least 80% of our assets in qualifying interests plus other real estate related assets. In addition, unless certain mortgage securities represent all the certificates issued with respect to an underlying pool of mortgages, the Mortgage-Backed Securities may be treated as securities separate from the underlying mortgage loans and, thus, may not be considered qualifying interests for purposes of the 55% requirement. We calculate that as of September 30, 2008 and December 31, 2007, we were in compliance with this requirement.

ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
        ----------------------------------------------------------

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

     Our profitability and the value of our portfolio (including interest rate swaps) may be adversely affected during any period as a result of changing interest rates. The following table quantifies the potential changes in net interest income, portfolio value should interest rates go up or down 25, 50, and 75 basis points, assuming the yield curves of the rate shocks will be parallel to each other and the current yield curve. All changes in income and value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at September 30, 2008 and various estimates regarding prepayment and all activities are made at each level of rate shock. Actual results could differ significantly from these estimates.

                                                                      Projected Percentage Change in
                                     Projected Percentage Change in   Portfolio Value, with Effect of
        Change in Interest Rate            Net Interest Income              Interest Rate Swaps
-------------------------------------------------------------------------------------------------------

-75 Basis Points                                 10.97%                            1.43%
-50 Basis Points                                  6.75%                            1.36%
-25 Basis Points                                  2.87%                            1.18%
Base Interest Rate                                  -                                -
+25 Basis Points                                 (3.92%)                           0.53%
+50 Basis Points                                 (8.00%)                           0.04%
+75 Basis Points                                (12.07%)                          (0.55%)

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

     The following table sets forth the estimated maturity or repricing of our interest-earning assets and interest-bearing liabilities at September 30, 2008. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except adjustable-rate loans, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature and does include the effect of the interest rate swaps. The interest rate sensitivity of our assets and liabilities in the table could vary substantially based on actual prepayment experience.

                                                             More than 1
                                                               Year to 3    3 Years and
                              Within 3 Months  4-12 Months       Years           Over          Total
                                                        (dollars in thousands)
                              ---------------------------------------------------------------------------
Rate Sensitive Assets:
 Investment Securities
  (Principal)                      $5,617,099     $2,134,040     $2,822,489    $44,637,498    $55,211,126
 Cash Equivalents                   1,083,814              -              -              -      1,083,814
 Reverse Repurchase Agreements        619,657              -              -              -        619,657
                              ---------------------------------------------------------------------------
  Total Rate Sensitive Assets       7,320,570      2,134,040      2,822,489     44,637,498     56,914,597

Rate Sensitive Liabilities:
  Repurchase Agreements,
    with the effect of swaps       25,385,008      5,346,500     11,638,150      8,706,100     51,075,758
                              ---------------------------------------------------------------------------

Interest rate sensitivity gap   ($18,064,438)   ($3,212,460)   ($8,815,661)    $35,931,398     $5,838,839
                              ===========================================================================

Cumulative rate sensitivity
 gap                            ($18,064,438)  ($21,276,898)  ($30,092,559)     $5,838,839
                              ============================================================

Cumulative interest rate
 sensitivity gap as a
 percentage of total rate-
 sensitive assets                       (33%)          (39%)          (55%)            11%
                              ============================================================

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

ITEM 4. CONTROLS AND PROCEDURES
        -----------------------

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

FANNIE MAE AND FREDDIE MAC, WHICH GUARANTEE THE MORTGAGE-BACKED SECURITIES IN WHICH WE INVEST, WERE RECENTLY PLACED INTO THE CONSERVATORSHIP OF THE FEDERAL HOUSING FINANCE AGENCY.

     The interest and principal payments we receive on the agency mortgage-backed securities in which we invest is guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae. The recent economic challenges in the residential mortgage market have affected the financial results and stock values of Fannie Mae and Freddie Mac. In the second quarter of 2008, both Fannie Mae and Freddie Mac reported substantial losses. Fannie Mae reported a net loss of $2.3 billion in the second quarter 2008, compared with a first quarter 2008 net loss of $2.2 billion. Fannie Mae recently stated that it expects the downturn in the housing market and the disruption in the mortgage and credit markets to continue to adversely affect their financial results in 2008 and 2009. Freddie Mac has also reported a net loss of $821 million in the second quarter 2008, compared with a first quarter 2008 net loss of $151 million.

     Since June 30, 2008, there have been increased market concerns about Freddie Mac and Fannie Mae's ability to withstand future credit losses associated with securities held in their investment portfolios, and on which they provide guarantees, without the direct support of the federal government. Recently, the government passed the "Housing and Economic Recovery Act of 2008". Fannie Mae and Freddie Mac have recently been placed into the conservatorship of the Federal Housing Finance Agency, or FHFA, their federal regulator, pursuant to its powers under The Federal Housing Finance Regulatory Reform Act of 2008, a part of the Housing and Economic Recovery Act of 2008. As the conservator of Fannie Mae and Freddie Mac, the FHFA controls and directs the operations of Fannie Mae and Freddie Mac and may (1) take over the assets of and operate Fannie Mae and Freddie Mac with all the powers of the shareholders, the directors, and the officers of Fannie Mae and Freddie Mac and conduct all business of Fannie Mae and Freddie Mac; (2) collect all obligations and money due to Fannie Mae and Freddie Mac; (3) perform all functions of Fannie Mae and Freddie Mac which are consistent with the conservator's appointment; (4) preserve and conserve the assets and property of Fannie Mae and Freddie Mac; and
(5) contract for assistance in fulfilling any function, activity, action or duty of the conservator.

     In addition to FHFA becoming the conservator of Fannie Mae and Freddie Mac,
(i) the U.S. Department of Treasury and FHFA have entered into preferred stock purchase agreements between the U.S. Department of Treasury and Fannie Mae and Freddie Mac pursuant to which the U.S. Department of Treasury will ensure that each of Fannie Mae and Freddie Mac maintains a positive net worth; (ii) the U.S. Department of Treasury has established a new secured lending credit facility which will be available to Fannie Mae, Freddie Mac, and the Federal Home Loan Banks, which is intended to serve as a liquidity backstop, which will be available until December 2009; and (iii) the U.S. Department of Treasury has initiated a temporary program to purchase RMBS issued by Fannie Mae and Freddie Mac. Given the highly fluid and evolving nature of these events, it is unclear how our business will be impacted. Based upon the further activity of the U.S. government or market response to developments at Fannie Mae or Freddie Mac, our business could be adversely impacted.

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


                                      ANNALY CAPITAL MANAGEMENT, INC.

Dated: November 6, 2008               By: /s/ Michael A.J. Farrell
                                          -------------------------
                                          Michael A.J. Farrell
                                         (Chairman of the Board, Chief Executive
                                          Officer, President and authorized
                                          officer of registrant)


Dated: November 6, 2008               By: /s/ Kathryn F. Fagan
                                          --------------------
                                          Kathryn F. Fagan
                                          (Chief Financial Officer and Treasurer
                                           and principal financial and chief
                                           accounting officer)