Form 10-K
period 2008-12-31
ANNALY CAPITAL MANAGEMENT INC
filed 2009-02-26
CIK 1043219

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


                                   (MARK ONE)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2008

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

         None.

Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes X No
                                                          --
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes No X
                                                              --

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                                               Yes X  No
                                                                   --    --

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

 Large accelerated filer X  Accelerated filer   Non-accelerated filer   Smaller reporting company
                         -                   --                      --                          --

Indicate by check mark whether the Registrant is a shell company (as
defined in Rule 12b-2 of the Act). Yes   No X.
                                      --    --
At June 30, 2008, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $8,306,036,131.

The number of shares of the Registrant's Common Stock outstanding on February 25, 2009 was 544,290,086.

                       Documents Incorporated by Reference


The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2008. Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

                         ANNALY CAPITAL MANAGEMENT, INC.
                          2008 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS


                                     PART I
                                                                                                         PAGE


ITEM 1.           BUSINESS                                                                                 1

ITEM 1A.          RISK FACTORS                                                                            17

ITEM 1B.          UNRESOLVED STAFF COMMENTS                                                               28

ITEM 2.           PROPERTIES                                                                              28

ITEM 3.           LEGAL PROCEEDINGS                                                                       28

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                     28

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
                  STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES                           29

ITEM 6.           SELECTED FINANCIAL DATA                                                                 31

ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS                                                                   33

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                              52

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                             54

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURE                                                                    54

ITEM 9A.          CONTROLS AND PROCEDURES                                                                 54

ITEM 9B.          OTHER INFORMATION                                                                       55

                                    PART III

ITEM 10.          DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE                                  55

ITEM 11.          EXECUTIVE COMPENSATION                                                                  55

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
                  RELATED STOCKHOLDER MATTERS                                                             55

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
                  INDEPENDENCE                                                                            55

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES                                                  55

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES                                                       56
EXHIBIT INDEX                                                                                             56
FINANCIAL STATEMENTS                                                                                      F-1

SIGNATURES                                                                                                II-1

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

         o the availability of mortgage-backed securities and other securities for purchase,

         o    the availability of financing,

         o    changes in the market value of our assets,

         o    changes in business conditions and the general economy,

         o    changes in government regulations affecting our business,

         o our ability to maintain our qualification as a REIT for federal income tax purposes,

         o risks associated with the investment advisory business of our wholly owned subsidiaries, including:

              o   the removal by clients of assets managed,

              o   their regulatory requirements, and

              o   competition in the investment advisory business and

         o risks associated with the broker-dealer business of our subsidiary.

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

         We acquired Fixed Income Discount Advisory Company (or FIDAC) on June 4, 2004 and Merganser Capital Management, Inc. (or Merganser) on October 31, 2008. Both are registered investment advisors and are taxable REIT subsidiaries. FIDAC and Merganser manage a number of investment vehicles and separate accounts for which they earn fee income. Our subsidiary, RCap Securities Inc. (or RCap), which will operate as a broker-dealer, was granted membership in the Financial Industry Regulatory Authority (or FINRA) in January 2009. RCap is a taxable REIT subsidiary.

         We have elected and believe that we are organized and have operated in a manner that qualifies us to be taxed as a real estate investment trust (or
REIT) under the Internal Revenue Code of 1986, as amended (or the Code). If we qualify for taxation as a REIT, we generally will not be subject to federal income tax on our taxable income that is distributed to our stockholders. Therefore, substantially all of our assets, other than FIDAC, Merganser and RCap, our taxable REIT subsidiaries, consist of qualified REIT real estate assets (of the type described in Section 856(c)(5)(B) of the Code). We have financed our purchases of investment securities with the net proceeds of equity offerings and borrowings under repurchase agreements whose interest rates adjust based on changes in short-term market interest rates.

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

         The remainder of our assets, comprising not more than 25% of our total assets, may consist of other qualified REIT real estate assets which are unrated or rated less than high quality, but which are at least "investment grade" (rated "BBB" or better by Standard & Poor's Corporation ("S&P") or the equivalent by another nationally recognized rating agency) or, if not rated, we determine them to be of comparable credit quality to an investment which is rated "BBB" or better. In addition, we may directly or indirectly invest part of this remaining 25% of our assets in other types of securities, including but without limitation, unrated debt, equity or derivative securities, to the extent consistent with our REIT qualification requirements. The derivative securities in which we invest may include securities representing the right to receive interest only or a disproportionately large amount of interest, as well as inverse floaters, which may have imbedded leverage as part of their structural characteristics.

         We may acquire mortgage-backed securities backed by single-family residential mortgage loans as well as securities backed by loans on multi-family, commercial or other real estate related properties. To date, all of the mortgage-backed securities that we have acquired have been backed by single-family residential mortgage loans.

         To date, all of the mortgage-backed securities that we have acquired have been agency mortgage-backed securities which, although not rated, carry an implied "AAA" rating. Agency mortgage-backed securities are mortgage-backed securities for which a government agency or federally chartered corporation, such as the Federal Home Loan Mortgage Corporation ("FHLMC" or "Freddie Mac"), the Federal National Mortgage Association ("FNMA" or "Fannie Mae"), or the Government National Mortgage Association ("GNMA" or "Ginnie Mae"), guarantees payments of principal or interest on the securities. Agency mortgage-backed securities consist of agency pass-through certificates and CMOs issued or guaranteed by an agency. Pass-through certificates provide for a pass-through of the monthly interest and principal payments made by the borrowers on the underlying mortgage loans. CMOs divide a pool of mortgage loans into multiple tranches with different principal and interest payment characteristics.

         At December 31, 2008, approximately 28% of our investment securities were adjustable-rate pass-through certificates, approximately 64% of our investment securities were fixed-rate pass-through certificates or CMOs, and approximately 8% of our investment securities were CMO floaters. Our adjustable-rate pass-through certificates are backed by adjustable-rate mortgage loans and have coupon rates which adjust over time, subject to interest rate caps and lag periods, in conjunction with changes in short-term interest rates. Our fixed-rate pass-through certificates are backed by fixed-rate mortgage loans and have coupon rates which do not adjust over time. CMO floaters are tranches of mortgage-backed securities where the interest rate adjusts in conjunction with changes in short-term interest rates. CMO floaters may be backed by fixed-rate mortgage loans or, less often, by adjustable-rate mortgage loans. In this Form 10-K, except where the context indicates otherwise, we use the term "adjustable-rate securities" or "adjustable-rate investment securities" to refer to adjustable-rate pass-through certificates, CMO floaters, and Agency debentures. At December 31, 2008, the weighted average yield on our portfolio of earning assets was 5.03% and the weighted average term to next rate adjustment on adjustable rate securities was 36 months.

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

         Borrowings

         We attempt to structure our borrowings to have interest rate adjustment indices and interest rate adjustment periods that, on an aggregate basis, correspond generally to the interest rate adjustment indices and periods of our adjustable-rate investment securities. However, periodic rate adjustments on our borrowings are generally more frequent than rate adjustments on our investment securities. At December 31, 2008, the weighted average cost of funds for all of our borrowings was 4.08%, with the effect of swaps, the weighted average original term to maturity was 287 days, and the weighted average term to next rate adjustment of these borrowings was 238 days.

         We generally expect to maintain a ratio of debt-to-equity of between 8:1 and 12:1, although the ratio may vary from time to time depending upon market conditions and other factors that our management deems relevant. For purposes of calculating this ratio, our equity is equal to the value of our investment portfolio on a mark-to-market basis, less the book value of our obligations under repurchase agreements and other collateralized borrowings. At December 31, 2008, our ratio of debt-to-equity was 6.4:1.

         Hedging

         To the extent consistent with our election to qualify as a REIT, we enter into hedging transactions to attempt to protect our investment securities and related borrowings against the effects of major interest rate changes. This hedging would be used to mitigate declines in the market value of our investment securities during periods of increasing or decreasing interest rates and to limit or cap the interest rates on our borrowings. These transactions would be entered into solely for the purpose of hedging interest rate or prepayment risk and not for speculative purposes. In connection with our interest rate risk management strategy, we hedge a portion of our interest rate risk by entering into derivative financial instrument contracts. As of December 31, 2008, we had $17.6 billion in interest rate swaps, which in effect modify the cash flows on repurchase agreements.

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

         Executive Officers of the Company

         The following table sets forth certain information as of February 25, 2009 concerning our executive officers:

               Name                       Age                        Position held with the Company
               ----                       ---                        ------------------------------

Michael A.J. Farrell                      57        Chairman of the Board, Chief Executive Officer and President

Wellington J. Denahan-Norris              45        Vice Chairman of the Board, Chief Investment Officer and Chief
                                                    Operating Officer

Kathryn F. Fagan                          42        Chief Financial Officer and Treasurer

R. Nicholas Singh                         49        Executive Vice President, General Counsel, Secretary and Chief
                                                    Compliance Officer

James P. Fortescue                        35        Managing Director and Head of Liabilities

Kristopher Konrad                         34        Managing Director and  Co-Head Portfolio Management

Rose-Marie Lyght                          35        Managing Director and  Co-Head Portfolio Management

Jeremy Diamond                            45        Managing Director

Ronald Kazel                              41        Managing Director

         Mr. Farrell and Ms. Denahan-Norris have an average of 25 years experience in the investment banking and investment management industries where, in various capacities, they have each managed portfolios of mortgage-backed securities, arranged collateralized borrowings and utilized hedging techniques to mitigate interest rate and other risk within fixed-income portfolios. Ms. Fagan is a certified public accountant and, prior to becoming our Chief Financial Officer and Treasurer, served as Chief Financial Officer and Controller of a publicly owned savings and loan association. Mr. Singh joined Annaly in February 2005. Prior to that, he was a partner in the law firm of McKee Nelson LLP. Mr. Fortescue joined Annaly in 1997. Mr. Konrad joined Annaly in 1997. Ms. Lyght joined Annaly in April 1999. Mr. Diamond joined Annaly in March 2002. Mr. Kazel joined Annaly in December 2001. We and our subsidiaries had 65 full-time employees at December 31, 2008.

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

                                BUSINESS STRATEGY

General

         Our principal business objective is to generate income for distribution to our stockholders, primarily from the net cash flows on our investment securities. Our net cash flows result primarily from the difference between the interest income on our investment securities and borrowing costs of our repurchase agreements and from dividends we receive from our taxable REIT subsidiaries. To achieve our business objective and generate dividend yields, our strategy is:

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

         We believe we are able to obtain cost efficiencies through our facilities-sharing arrangement with FIDAC and RCap and by virtue of our management's experience in managing portfolios of mortgage-backed securities and arranging collateralized borrowings. We will strive to become even more cost-efficient over time by:

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

         At December 31, 2008, our mortgage-backed securities consisted of pass-through certificates and collateralized mortgage obligations issued or guaranteed by FHLMC, FNMA or GNMA. We have not, and will not, invest in REMIC residuals and other CMO residuals.

Recent Developments

         Recently, the government passed the Housing and Economic Recovery Act of 2008. Fannie Mae and Freddie Mac have recently been placed into the conservatorship of the Federal Housing Finance Agency, or FHFA, their federal regulator, pursuant to its powers under The Federal Housing Finance Regulatory Reform Act of 2008, a part of the Housing and Economic Recovery Act of 2008. As the conservator of Fannie Mae and Freddie Mac, the FHFA controls and directs the operations of Fannie Mae and Freddie Mac and may (1) take over the assets of and operate Fannie Mae and Freddie Mac with all the powers of the shareholders, the directors, and the officers of Fannie Mae and Freddie Mac and conduct all business of Fannie Mae and Freddie Mac; (2) collect all obligations and money due to Fannie Mae and Freddie Mac; (3) perform all functions of Fannie Mae and Freddie Mac which are consistent with the conservator's appointment; (4) preserve and conserve the assets and property of Fannie Mae and Freddie Mac; and
(5) contract for assistance in fulfilling any function, activity, action or duty of the conservator.

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

         Adjustable-Rate Mortgage Pass-Through Certificates and Floating Rate Mortgage-Backed Securities

         Some of the mortgage pass-through certificates we acquire are adjustable-rate mortgage pass-through certificates. This means that their interest rates may vary over time based upon changes in an objective index, such as:

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

         Mortgage Loans

         As of December 31, 2008, we have not invested directly in mortgage loans, but we may from time-to-time invest a small percentage of our assets directly in single-family, multi-family or commercial mortgage loans. We expect that the majority of these mortgage loans would be ARM pass-through certificates. The interest rate on an ARM pass-through certificate is typically tied to an index (such as LIBOR or the interest rate on Treasury bills), and is adjustable periodically at specified intervals. These mortgage loans are typically subject to lifetime interest rate caps and periodic interest rate or payment caps. The acquisition of mortgage loans generally involves credit risk. We may obtain credit enhancement to mitigate this risk; however, there can be no assurances that we will be able to obtain credit enhancement or that credit enhancement would mitigate the credit risk of the underlying mortgage loans.

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

         Credit Risk Management

         We have not taken on credit risk to date, but may do so in the future. In that event, we will review credit risk and other risk of loss associated with each investment and determine the appropriate allocation of capital to apply to the investment under our capital investment policy. Our management will monitor the overall portfolio risk and determine appropriate levels of provision for loss.

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

         Our goal is to strike a balance between the under-utilization of leverage, which reduces potential returns to stockholders, and the over-utilization of leverage, which could reduce our ability to meet our obligations during adverse market conditions. Our capital investment policy limits our ability to acquire additional assets during times when our debt-to-equity ratio exceeds 12:1. At December 31, 2008, our ratio of debt-to-equity was 6.4:1. Our capital base represents the approximate liquidation value of our investments and approximates the market value of assets that we can pledge or sell to meet over-collateralization requirements for our borrowings. The unpledged portion of our capital base is available for us to pledge or sell as necessary to maintain over-collateralization levels for our borrowings.

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

         A repurchase agreement, although structured as a sale and repurchase obligation, acts as a financing under which we effectively pledge our mortgage-backed securities as collateral to secure a short-term loan. Generally, the other party to the agreement makes the loan in an amount equal to a percentage of the market value of the pledged collateral. At the maturity of the repurchase agreement, we are required to repay the loan and correspondingly receive back our collateral. While used as collateral, the mortgage-backed securities continue to pay principal and interest which are for our benefit. In the event of our insolvency or bankruptcy, certain repurchase agreements may qualify for special treatment under the Bankruptcy Code, the effect of which, among other things, would be to allow the creditor under the agreement to avoid the automatic stay provisions of the Bankruptcy Code and to foreclose on the collateral without delay. In the event of the insolvency or bankruptcy of a lender during the term of a repurchase agreement, the lender may be permitted, under applicable insolvency laws, to repudiate the contract, and our claim against the lender for damages may be treated simply as an unsecured creditor. In addition, if the lender is a broker or dealer subject to the Securities Investor Protection Act of 1970, or an insured depository institution subject to the Federal Deposit Insurance Act, our ability to exercise our rights to recover our securities under a repurchase agreement or to be compensated for any damages resulting from the lender's insolvency may be further limited by those statutes. These claims would be subject to significant delay and, if and when received, may be substantially less than the damages we actually incur.

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

         We seek to build a balance sheet and undertake an interest rate risk management program which is likely to generate positive earnings and maintain an equity liquidation value sufficient to maintain operations given a variety of potentially adverse circumstances. Accordingly, our interest rate risk management program addresses both income preservation, as discussed above, and capital preservation concerns. For capital preservation, we monitor our "duration." This is the expected percentage change in market value of our assets that would be caused by a 1% change in short and long-term interest rates. To monitor weighted average duration and the related risks of fluctuations in the liquidation value of our equity, we model the impact of various economic scenarios on the market value of our mortgage-backed securities and liabilities. At December 31, 2008, we estimate that the duration of our assets was 2.00 years and giving effect to the swap transactions, our weighted average duration was
1.21 years. We believe that our interest rate risk management program will allow us to maintain operations throughout a wide variety of potentially adverse circumstances. Nevertheless, in order to further preserve our capital base (and lower our duration) during periods when we believe a trend of rapidly rising interest rates has been established, we may decide to increase hedging activities or to sell assets. Each of these actions may lower our earnings and dividends in the short term to further our objective of maintaining attractive levels of earnings and dividends over the long term.

         We may elect to conduct a portion of our hedging operations through one or more subsidiary corporations, each of which we would elect to treat as a "taxable REIT subsidiary." To comply with the asset tests applicable to us as a REIT, we could own 100% of the voting stock of such subsidiary, provided that the value of the stock that we own in all such taxable REIT subsidiaries does not exceed 25% of the value of our total assets at the close of any calendar quarter. A taxable subsidiary, such as FIDAC, Merganser, and RCap, would not elect REIT status and would distribute any net profit after taxes to us. Any dividend income we receive from the taxable subsidiaries (combined with all other income generated from our assets, other than qualified REIT real estate assets) must not exceed 25% of our gross income.

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

Potential Acquisitions, Strategic Alliances and Other Investments

         From time-to-time we have explored possible transactions to enhance our operations and growth, including entering into new businesses, acquisitions of other businesses or assets, investments in other entities, joint venture arrangements, or strategic alliances. We are entering into the broker-dealer business during the first quarter of January 2009, through our subsidiary RCap, which was granted membership in FINRA in January 2009. On October 31, 2008 we consummated our acquisition of Merganser which is a registered investment advisor. In October 2008 we acquired approximately 11.7 million shares of common stock of Chimera Investment Corporation, or Chimera, for approximately $26.3 million. During 2007 we acquired approximately 3.6 million shares of Chimera common stock for approximately $54.3 million in connection with Chimera's initial public offering on November 21, 2007. Chimera is a publicly traded, specialty finance company that invests in residential mortgage loans, residential mortgage-backed securities, real estate related securities and various other asset classes. Chimera is externally managed by FIDAC and intends to elect and qualify to be taxed as a REIT for federal income tax purposes. We also own an investment fund.

         We may, from time-to-time, continue to explore possible new businesses, acquisitions, investments, joint venture arrangements and strategic alliances which may enhance our operations and assist our and our subsidiaries' growth.

Dividend Reinvestment and Share Purchase Plan

         We have adopted a dividend reinvestment and share purchase plan. Under the dividend reinvestment feature of the plan, existing shareholders can reinvest their dividends in additional shares of our common stock. Under the share purchase feature of the plan, new and existing shareholders can purchase shares of our common stock. We have an effective shelf registration statement on Form S-3 which registered 100,000,000 shares that could be issued under the plan. We still sell shares covered by this registration statement under the plan.

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

Employees

         As of December 31, 2008, we and our subsidiaries had 65 full time employees. None of our employees are subject to any collective bargaining agreements. We believe we have good relations with our employees.

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

ITEM 1A.      RISK FACTORS
--------------------------
         An investment in our stock involves a number of risks. Before making an investment decision, you should carefully consider all of the risks described in this Form 10-K. If any of the risks discussed in this Form 10-K actually occur, our business, financial condition and results of operations could be materially adversely affected. If this were to occur, the trading price of our stock could decline significantly and you may lose all or part of your investment.

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

         These indices generally reflect short-term interest rates. On December 31, 2008, approximately 28% of our investment securities were adjustable-rate securities.

         The interest rates on our borrowings similarly vary with changes in an objective index. Nevertheless, the interest rates on our borrowings generally adjust more frequently than the interest rates on our adjustable-rate investment securities. For example, on December 31, 2008, our adjustable-rate investment securities had a weighted average term to next rate adjustment of 36 months, while our borrowings had a weighted average term to next rate adjustment of 238 days. Accordingly, in a period of rising interest rates, we could experience a decrease in net income or a net loss because the interest rates on our borrowings adjust faster than the interest rates on our adjustable-rate investment securities.

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

Because we acquire fixed-rate securities, an increase in interest rates may adversely affect our profitability

         In a period of rising interest rates, our interest payments could increase while the interest we earn on our fixed-rate mortgage-backed securities would not change. This would adversely affect our profitability. On December 31, 2008, approximately 64% of our investment securities were fixed-rate securities.

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

         We also can acquire mortgage-backed securities that are less affected by prepayments. For example, we can acquire CMOs, a type of mortgage-backed security. CMOs divide a pool of mortgage loans into multiple tranches that allow for shifting of prepayment risks from slower-paying tranches to faster-paying tranches. This is in contrast to pass-through or pay-through mortgage-backed securities, where all investors share equally in all payments, including all prepayments. As discussed below, the Investment Company Act of 1940 imposes restrictions on our purchase of CMOs. As of December 31, 2008, approximately 24% of our mortgage-backed securities were CMOs and approximately 76% of our mortgage-backed securities were pass-through or pay-through securities.

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

Failure to procure funding on favorable terms, or at all, would adversely affect our results and may, in turn, negatively affect the market price of shares of our common stock.
         The current dislocation and weakness in the broader mortgage markets could adversely affect one or more of our potential lenders and could cause one or more of our potential lenders to be unwilling or unable to provide us with financing. This could potentially increase our financing costs and reduce our liquidity. If one or more major market participants fails or otherwise experiences a major liquidity crisis, as was the case for Bear Stearns & Co. in March 2008 and Lehman Brothers Holdings Inc. in September 2008, it could negatively impact the marketability of all fixed income securities, including Agency RMBS, and this could negatively impact the value of the securities we acquire, thus reducing our net book value. Furthermore, if any of our potential lenders or any of our lenders are unwilling or unable to provide us with financing, we could be forced to sell our assets at an inopportune time when prices are depressed.

         Since June 30, 2008, there have been increased market concerns about Freddie Mac and Fannie Mae's ability to withstand future credit losses associated with securities held in their investment portfolios, and on which they provide guarantees, without the direct support of the federal government. Recently, the government passed the Housing and Economic Recovery Act of 2008. Fannie Mae and Freddie Mac have recently been placed into the conservatorship of the Federal Housing Finance Agency, or FHFA, their federal regulator, pursuant to its powers under The Federal Housing Finance Regulatory Reform Act of 2008, a part of the Housing and Economic Recovery Act of 2008. As the conservator of Fannie Mae and Freddie Mac, the FHFA controls and directs the operations of Fannie Mae and Freddie Mac and may (1) take over the assets of and operate Fannie Mae and Freddie Mac with all the powers of the shareholders, the directors, and the officers of Fannie Mae and Freddie Mac and conduct all business of Fannie Mae and Freddie Mac; (2) collect all obligations and money due to Fannie Mae and Freddie Mac; (3) perform all functions of Fannie Mae and Freddie Mac which are consistent with the conservator's appointment; (4) preserve and conserve the assets and property of Fannie Mae and Freddie Mac; and
(5) contract for assistance in fulfilling any function, activity, action or duty of the conservator.

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

     o   Our use of derivatives may expose us to counterparty risks

         We enter into interest rate swap and cap agreements to hedge risks associated with movements in interest rates. If a swap counterparty cannot perform under the terms of an interest rate swap, we would not receive payments due under that agreement, we may lose any unrealized gain associated with the interest rate swap, and the hedged liability would cease to be hedged by the interest rate swap. We may also be at risk for any collateral we have pledged to secure our obligations under the interest rate swap if the counterparty becomes insolvent or files for bankruptcy. Similarly, if a cap counterparty fails to perform under the terms of the cap agreement, in addition to not receiving payments due under that agreement that would off-sets our interest expense, we would also incur a loss for all remaining unamortized premium paid for that agreement.

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

          o the remaining 25% of our total assets, may consist of other qualified REIT real estate assets which are unrated or rated less than high quality, but which are at least "investment grade" (rated "BBB" or better by Standard & Poor's Corporation ("S&P") or the equivalent by another nationally recognized rating agency) or, if not rated, we determine them to be of comparable credit quality to an investment which is rated "BBB" or better. In addition, we may directly or indirectly invest part of this remaining 25% of our assets in other types of securities, including without limitation, unrated debt, equity or derivate securities, to the extent consistent with our REIT qualification requirements. The derivative securities in which we invest may include securities representing the right to receive interest only or a disproportionately large amount of interest, as well as inverse floaters, which may have imbedded leverage as part of their structural characteristics; and

          o we seek to have a minimum weighted average rating for our portfolio of at least "A" by S&P.

         If we acquire securities of lower credit quality, we may incur losses if there are defaults under those securities or if the rating agencies downgrade the credit quality of those securities.

There can be no assurance that the actions of the U.S. government, Federal Reserve and other governmental and regulatory bodies for the purpose of stabilizing the financial markets, or market response to those actions, will achieve the intended effect, our business may not benefit from these actions and further government or market developments could adversely impact us.

         In response to the financial issues affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, the Emergency Economic Stabilization Act of 2008, or EESA, was recently enacted. The EESA provides the U.S. Secretary of the Treasury with the authority to establish a Troubled Asset Relief Program, or TARP, to purchase from financial institutions up to $700 billion of equity or preferred securities, residential or commercial mortgages and any securities, obligations, or other instruments that are based on or related to such mortgages, that in each case was originated or issued on or before March 14, 2008, as well as any other financial instrument that the U.S. Secretary of the Treasury, after consultation with the Chairman of the Board of Governors of the Federal Reserve System, determines the purchase of which is necessary to promote financial market stability, upon transmittal of such determination, in writing, to the appropriate committees of the U.S. Congress. The EESA also provides for a program that would allow companies to insure their troubled assets.

         In addition, the U.S. Government, Federal Reserve and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis. There can be no assurance that the EESA or other policy initiatives will have a beneficial impact on the financial markets, including current extreme levels of volatility. We cannot predict whether or when such actions may occur or what impact, if any, such actions could have on our business, results of operations and financial condition.


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

          o A REIT cannot invest more than 25% of its total assets in the stock or securities of one or more taxable REIT subsidiaries; therefore, our taxable subsidiaries cannot constitute more than 25% of our total assets

              A taxable REIT subsidiary is a corporation, other than a REIT or a qualified REIT subsidiary, in which a REIT owns stock and which elects taxable REIT subsidiary status. The term also includes a corporate subsidiary in which the taxable REIT subsidiary owns more than a 35% interest. A REIT may own up to 100% of the stock of one or more taxable REIT subsidiaries. A taxable REIT subsidiary may earn income that would not be qualifying income if earned directly by the parent REIT. Overall, at the close of any calendar quarter, no more than 25% of the value of a REIT's assets may consist of stock or securities of one or more taxable REIT subsidiaries.

              The stock and securities of our taxable REIT subsidiaries are expected to represent less than 25% of the value of our total assets. Furthermore, we intend to monitor the value of our investments in the stock and securities of our taxable REIT subsidiaries to ensure compliance with the above-described 25% limitation. We cannot assure you, however, that we will always be able to comply with the 25% limitation so as to maintain REIT status.

          o Taxable REIT subsidiaries are subject to tax at the regular corporate rates, are not required to distribute dividends, and the amount of dividends a taxable REIT subsidiary can pay to its parent REIT may be limited by REIT gross income tests

              A taxable REIT subsidiary must pay income tax at regular corporate rates on any income that it earns. Our taxable REIT subsidiaries will pay corporate income tax on their taxable income, and their after-tax net income will be available for distribution to us. Such income, however, is not required to be distributed.

              Moreover, the annual gross income tests that must be satisfied to ensure REIT qualification may limit the amount of dividends that we can receive from our taxable REIT subsidiaries and still maintain our REIT status. Generally, not more than 25% of our gross income can be derived from non-real estate related sources, such as dividends from a taxable REIT subsidiary. If, for any taxable year, the dividends we received from our taxable REIT subsidiaries, when added to our other items of non-real estate related income, represented more than 25% of our total gross income for the year, we could be denied REIT status, unless we were able to demonstrate, among other things, that our failure of the gross income test was due to reasonable cause and not willful neglect.

              The limitations imposed by the REIT gross income tests may impede our ability to distribute assets from our taxable REIT subsidiaries to us in the form of dividends. Certain asset transfers may, therefore, have to be structured as purchase and sale transactions upon which our taxable REIT subsidiaries recognize taxable gain.

          o If interest accrues on indebtedness owed by a taxable REIT subsidiary to its parent REIT at a rate in excess of a commercially reasonable rate, or if transactions between a REIT and a taxable REIT subsidiary are entered into on other than arm's-length terms, the REIT may be subject to a penalty tax

              If interest accrues on an indebtedness owed by a taxable REIT subsidiary to its parent REIT at a rate in excess of a commercially reasonable rate, the REIT is subject to tax at a rate of 100% on the excess of (i) interest payments made by a taxable REIT subsidiary to its parent REIT over (ii) the amount of interest that would have been payable had interest accrued on the indebtedness at a commercially reasonable rate. A tax at a rate of 100% is also imposed on any transaction between a taxable REIT subsidiary and its parent REIT to the extent the transaction gives rise to deductions to the taxable REIT subsidiary that are in excess of the deductions that would have been allowable had the transaction been entered into on arm's-length terms. We will scrutinize all of our transactions with our taxable REIT subsidiaries in an effort to ensure that we do not become subject to these taxes. We may not be able to avoid application of these taxes.

Risks of Ownership of Our Common Stock

     o Issuances of large amounts of our stock could cause the market price of our common stock to decline

         As of February 25, 2009, 544,290,086 shares of our common stock were outstanding. If we issue a significant number of shares of common stock or securities convertible into common stock in a short period of time, there could be a dilution of the existing common stock and a decrease in the market price of the common stock.

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

         We rely on the exclusion provided by Section 3(c)(5)(C) of the Investment Company Act. Section 3(c)(5)(C) as interpreted by the staff of the SEC, requires us to invest at least 55% of our assets in "mortgages and other liens on and interest in real estate" (or Qualifying Real Estate Assets) and at least 80% of our assets in Qualifying Real Estate Assets plus real estate related assets. The assets that we acquire, therefore, are limited by the provisions of the Investment Company Act and the rules and regulations promulgated under the Investment Company Act. If the SEC determines that any of these securities are not qualifying interests in real estate or real estate related assets, adopts a contrary interpretation with respect to these securities or otherwise believes we do not satisfy the above exceptions, we could be required to restructure our activities or sell certain of our assets. We may be required at times to adopt less efficient methods of financing certain of our mortgage assets and we may be precluded from acquiring certain types of higher yielding mortgage assets. The net effect of these factors will be to lower our net interest income. If we fail to qualify for exemption from registration as an investment company, our ability to use leverage would be substantially reduced, and we would not be able to conduct our business as described. Our business will be materially and adversely affected if we fail to qualify for this exemption.

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

None.

ITEM 2.      PROPERTIES
-----------------------

         Our executive and administrative office is located at 1211 Avenue of the Americas, Suite 2902 New York, New York 10036, telephone 212-696-0100. This office is leased under a non-cancelable lease expiring December 31, 2009.

ITEM 3.       LEGAL PROCEEDINGS
-------------------------------

         From time to time, we are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on our consolidated financial statements.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------------

         We did not submit any matters to a vote of our stockholders during the fourth quarter of 2008.

                                     PART II
                                     -------

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------
              AND ISSUER PURCHASES OF EQUITY SECURITIES
              -----------------------------------------

     Our common stock began trading publicly on October 8, 1997 and is traded on the New York Stock Exchange under the trading symbol "NLY". As of February 25, 2009, we had 544,290,086 shares of common stock issued and outstanding which were held by approximately 290,409 beneficial holders.

         The following table sets forth, for the periods indicated, the high, low, and closing sales prices per share of our common stock as reported on the New York Stock Exchange composite tape and the cash dividends declared per share of our common stock.

                                                                    Stock Prices

                                                          High             Low               Close

First Quarter ended March 31, 2008                        $21.00           $14.16            $15.32
Second Quarter ended June 30, 2008                        $17.95           $15.51            $15.51
Third Quarter ended September 30, 2008                    $17.00           $12.92            $13.45
Fourth Quarter ended December 31, 2008                    $16.12           $11.21            $15.87

                                                          High             Low               Close

First Quarter ended March 31, 2007                        $15.48           $13.54            $15.48
Second Quarter ended June 30, 2007                        $16.20           $13.83            $14.42
Third Quarter ended September 30, 2007                    $16.42           $13.03            $15.93
Fourth Quarter ended December 31, 2007                    $18.18           $15.25            $18.18

                                                                  Common Dividends
                                                                  Declared Per Share

First Quarter ended March 31, 2008                                         $0.48
Second Quarter ended June 30, 2008                                         $0.55
Third Quarter ended September 30, 2008                                     $0.55
Fourth Quarter ended December 31, 2008                                     $0.50
First Quarter ended March 31, 2007                                         $0.20
Second Quarter ended June 30, 2007                                         $0.24
Third Quarter ended September 30, 2007                                     $0.26
Fourth Quarter ended December 31, 2007                                     $0.34

         We intend to pay quarterly dividends and to distribute to our stockholders all or substantially all of our taxable income in each year (subject to certain adjustments). This will enable us to qualify for the tax benefits accorded to a REIT under the Code. We have not established a minimum dividend payment level and our ability to pay dividends may be adversely affected for the reasons described under the caption "Risk Factors." All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our REIT status and such other factors as our board of directors may deem relevant from time to time. No dividends can be paid on our common stock unless we have paid full cumulative dividends on our preferred stock. From the date of issuance of our preferred stock through December 31, 2008, we have paid full cumulative dividends on our preferred stock.

                      EQUITY COMPENSATION PLAN INFORMATION

         We have adopted a long term stock incentive plan for executive officers, key employees and nonemployee directors (the "Incentive Plan"). The Incentive Plan authorizes the Compensation Committee of the board of directors to grant awards, including incentive stock options as defined under Section 422 of the Code ("ISOs") and options not so qualified ("NQSOs"). The Incentive Plan authorizes the granting of options or other awards for an aggregate of the greater of 500,000 shares or 9.5% of the outstanding shares of our common stock up to a ceiling of 8,932,921 shares. For a description of our Incentive Plan, see Note 11 to the Financial Statements.

         The following table provides information as of December 31, 2008 concerning shares of our common stock authorized for issuance under our existing Incentive Plan.

                                                                                     Number of securities
                                Number of securities to  Weighted-average exercise  remaining available for
                                 be issued upon exercise   price of outstanding      future issuance under
                                 of outstanding options,   options, warrants and   Incentive Plan (excluding
         Plan Category             warrants and rights             rights              previously issued)
--------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security holders                    5,180,164                   $15.87                2,688,350(1)
Equity compensation plans not
approved by security holders                            -                        -                          -
                                ------------------------------------------------------------------------------
Total                                           5,180,164                   $15.87                  2,688,350
                                ==============================================================================
(1) The Incentive Plan authorizes the granting of options or other awards for an aggregate of the greater of
 500,000 or 9.5% of the outstanding shares on a fully diluted basis of our common stock up to a ceiling of
 8,932,921 shares.

ITEM 6.           SELECTED FINANCIAL DATA
-----------------------------------------

         The following selected financial data are derived from our audited financial statements for the years ended December 31, 2008, 2007, 2006, 2005, and 2004. The selected financial data should be read in conjunction with the more detailed information contained in the Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

                             SELECTED FINANCIAL DATA
               (dollars in thousands, except for per share data)

                                                             For the Year      For the Year   For the Year For the Year For the Year
                                                                 Ended            Ended          Ended         Ended       Ended
                                                             December 31,     December 31,    December 31, December 31, December 31,
                                                                 2008              2007           2006          2005        2004
                                                           -------------------------------------------------------------------------
Statement of Operations Data
     Interest income                                             $3,115,428       $2,355,447     $1,221,882    $705,046    $532,328
     Interest expense                                             1,888,912        1,926,465      1,055,013     568,560     270,116
                                                           -------------------------------------------------------------------------
       Net interest income                                        1,226,516          428,982        166,869     136,486     262,212
                                                           -------------------------------------------------------------------------

Other (loss) income:
     Investment advisory and service fees                            27,891           22,028         22,351      35,625      12,512
     Gain (loss) on sale of investment securities                    10,713           19,062         (3,862)    (53,238)      5,215
     Gain on termination of interest rate swaps                           -            2,096         10,674           -           -
     Income from trading securities                                   9,695           19,147          3,994           -           -
     Dividend income from available-for-sale equity
      securities                                                      2,713               91              -           -           -
     Loss on other-than-temporarily impaired securities             (31,834)          (1,189)       (52,348)    (83,098)          -
     Unrealized loss on interest rate swaps                        (768,268)               -              -           -           -
                                                           -------------------------------------------------------------------------
       Total other (loss) income                                   (749,090)          61,235        (19,191)   (100,711)     17,727
                                                           -------------------------------------------------------------------------

Expenses:
     Distribution fees                                                1,589            3,647          3,444       8,000       2,860
     General and administrative expenses                            103,622           62,666         40,063      26,278      24,029
                                                           -------------------------------------------------------------------------
      Total Expenses                                                105,211           66,313         43,507      34,278      26,889
                                                           -------------------------------------------------------------------------

     Impairment of intangible for customer relationships                  -                -          2,493           -           -
                                                           -------------------------------------------------------------------------

Income before income taxes                                          372,215          423,904        101,678       1,497     253,050

Income taxes                                                         25,977            8,870          7,538      10,744       4,458
                                                           -------------------------------------------------------------------------

Income (loss) before minority interest                              346,238          415,034         94,140      (9,247)    248,592

Minority interest                                                        58              650            324           -           -
                                                           -------------------------------------------------------------------------

Net income (loss)                                                   346,180          414,384         93,816      (9,247)    248,592

Dividends on preferred stock                                         21,177           21,493         19,557      14,593       7,745
                                                           -------------------------------------------------------------------------

Net income available (loss related) to common shareholders         $325,003         $392,891        $74,259    ($23,840)   $240,847
                                                           =========================================================================

Basic net income (loss) per average common share                      $0.64            $1.32          $0.44      ($0.19)      $2.04
Diluted net income (loss) per average common share                    $0.64            $1.31          $0.44      ($0.19)      $2.03
Dividends declared per common share                                   $2.08            $1.04          $0.57       $1.04       $1.98
Dividends declared per preferred Series A share                       $1.97            $1.97          $1.97       $1.97       $1.45
Dividends declared per preferred Series B share                       $1.50            $1.50          $1.08           -           -


Balance Sheet Data                                           December 31,    December 31,   December 31,  December 31, December 31,
                                                                 2008             2007         2006            2005        2004
                                                           -------------------------------------------------------------------------
     Mortgage-Backed Securities, at fair value                  $55,046,995     $52,879,528  $30,167,509  $15,929,864  $19,038,386
     Agency Debentures, at fair value                               598,945         253,915       49,500            -      390,509
     Total assets                                                57,597,615      53,903,514   30,715,980   16,063,422   19,560,299
     Repurchase agreements                                       46,674,885      46,046,560   27,514,020   13,576,301   16,707,879
     Total liabilities                                           50,318,301      48,585,536   28,056,149   14,559,399   17,859,829
     Stockholders' equity                                         7,183,272       5,204,938    2,543,041    1,504,023    1,700,470
     Number of common shares outstanding                        541,475,366     401,822,703  205,345,591  123,684,931  121,263,000

                                                             For the Year     For the Year  For the Year  For the Year For the Year
                                                                 Ended           Ended          Ended        Ended        Ended
Other Data                                                   December 31,     December 31,   December 31, December 31, December 31,
                                                                 2008             2007          2006         2005         2004
                                                           ----------------- -------------------------------------------------------
     Average total assets                                       $58,540,508     $41,834,831  $23,130,057 $18,724,075    $17,293,174
     Average investment securities                               55,962,519      40,800,148   23,029,195  18,543,749     16,399,184
     Average borrowings                                          50,270,226      37,967,215   21,399,130  17,408,828     15,483,118
     Average equity                                               6,679,431       3,710,821    2,006,206   1,614,743      1,550,076
     Yield on average interest earning assets                          5.57%           5.77%        5.31%       3.80%          3.25%
     Cost of funds on average interest bearing liabilities             3.76%           5.07%        4.93%       3.27%          1.74%
     Interest rate spread                                              1.81%           0.70%        0.38%       0.53%          1.51%

Financial Ratios
     Net interest margin (net interest income/average total
      assets)                                                          2.10%           1.03%        0.72%       0.73%          1.52%
     G&A expense as a percentage of average total assets               0.18%           0.15%        0.17%       0.14%          0.14%
     G&A expense as a percentage of average equity                     1.55%           1.69%        2.00%       1.63%          1.55%
     Return on average total assets                                    0.59%           0.99%        0.41%      (0.05%)         1.44%
     Return on average equity                                          5.18%          11.17%        4.68%      (0.57%)        16.04%

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-----------------------------------------------------------------------------
              RESULTS OF OPERATIONS
              ---------------------

Overview

         We are a REIT that owns and manages a portfolio of principally mortgage-backed securities. Our principal business objective is to generate net income for distribution to our stockholders from the spread between the interest income on our investment securities and the costs of borrowing to finance our acquisition of investment securities and from dividends we receive from our taxable REIT subsidiaries. FIDAC and Merganser are our wholly-owned taxable REIT subsidiaries that are registered investment advisors that generate advisory and service fee income. RCap is our wholly- owned broker dealer taxable REIT subsidiary which we expect to generate fee income.

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

         The results of our operations are affected by various factors, many of which are beyond our control. Our results of operations primarily depend on, among other things, our net interest income, the market value of our assets and the supply of and demand for such assets. Our net interest income, which reflects the amortization of purchase premiums and accretion of discounts, varies primarily as a result of changes in interest rates, borrowing costs and prepayment speeds, the behavior of which involves various risks and uncertainties. Prepayment speeds, as reflected by the Constant Prepayment Rate, or CPR, and interest rates vary according to the type of investment, conditions in financial markets, competition and other factors, none of which can be predicted with any certainty. In general, as prepayment speeds on our Mortgage-Backed Securities portfolio increase, related purchase premium amortization increases, thereby reducing the net yield on such assets. The CPR on our Mortgage-Backed Securities portfolio averaged 13% ,15% and 17% for the years ended December 31, 2008, 2007 and 2006,respectively. Since changes in interest rates may significantly affect our activities, our operating results depend, in large part, upon our ability to effectively manage interest rate risks and prepayment risks while maintaining our status as a REIT.

         The table below provides quarterly information regarding our average balances, interest income, yield on assets, average repurchase agreement balances, interest expense, cost of funds, net interest income and net interest rate spreads for the quarterly periods presented.

                           Average                  Yield on      Average                                        Net
                          Investment     Total       Average     Balance of              Average      Net     Interest
                          Securities    Interest   Investment    Repurchase   Interest   Cost of     Interest   Rate
                           Held (1)      Income    Securities    Agreements   Expense     Funds      Income    Spread
                       -----------------------------------------------------------------------------------------------
Quarter Ended
 December 31, 2008      $53,838,665     $740,282        5.50%    $47,581,332  $450,805     3.79%     $289,477    1.71%
Quarter Ended
 September 30, 2008     $57,694,277     $810,659        5.62%    $51,740,645  $458,250     3.54%     $352,409    2.08%
Quarter Ended
 June 30, 2008          $56,197,550     $773,359        5.50%    $50,359,825  $442,251     3.51%     $331,108    1.99%
Quarter Ended
 March 31, 2008         $56,119,584     $791,128        5.64%    $51,399,101  $537,606      4.18%    $253,522    1.46%

(1) Does not reflect unrealized gains/(losses).

         The following table presents the CPR experienced on our Mortgage-Backed Securities portfolio, on an annualized basis, for the quarterly periods presented.


Quarter Ended                                              CPR
-------------                                              ---
December 31, 2008                                          10%
September 30, 2008                                         11%
June 30, 2008                                              16%
March 31, 2008                                             15%

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

        For the purposes of computing ratios relating to equity measures, throughout this report, equity includes Series B preferred stock, which has been treated under accounting principles generally accepted in the United States, or GAAP,, as temporary equity.

Recent Developments

         The liquidity crisis which commenced in August 2007 escalated throughout 2008. During this period of market dislocation, fiscal and monetary policymakers have established new liquidity facilities for primary dealers and commercial banks, reduced short-term interest rates, and passed legislation that is intended to address the challenges of mortgage borrowers and lenders. This legislation, the Housing and Economic Recovery Act of 2008, seeks to forestall home foreclosures for distressed borrowers and assist communities with foreclosure problems. Although these aggressive steps are intended to protect and support the US housing and mortgage market, we continue to operate under very difficult market conditions.

         Subsequent to June 30, 2008, there were increased market concerns about Freddie Mac and Fannie Mae's ability to withstand future credit losses associated with securities held in their investment portfolios, and on which they provide guarantees, without the direct support of the federal government. In September 2008 Fannie Mae and Freddie Mac were placed into the conservatorship of the Federal Housing Finance Agency, or FHFA, their federal regulator, pursuant to its powers under The Federal Housing Finance Regulatory Reform Act of 2008, a part of the Housing and Economic Recovery Act of 2008. As the conservator of Fannie Mae and Freddie Mac, the FHFA controls and directs the operations of Fannie Mae and Freddie Mac and may (1) take over the assets of and operate Fannie Mae and Freddie Mac with all the powers of the shareholders, the directors, and the officers of Fannie Mae and Freddie Mac and conduct all business of Fannie Mae and Freddie Mac; (2) collect all obligations and money due to Fannie Mae and Freddie Mac; (3) perform all functions of Fannie Mae and Freddie Mac which are consistent with the conservator's appointment; (4) preserve and conserve the assets and property of Fannie Mae and Freddie Mac; and
(5) contract for assistance in fulfilling any function, activity, action or duty of the conservator.

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

         The Emergency Economic Stabilization Act of 2008, or EESA, was recently enacted. The EESA provides the U.S. Secretary of the Treasury with the authority to establish a Troubled Asset Relief Program, or TARP, to purchase from financial institutions up to $700 billion of equity or preferred securities, residential or commercial mortgages and any securities, obligations, or other instruments that are based on or related to such mortgages, that in each case was originated or issued on or before March 14, 2008, as well as any other financial instrument that the U.S. Secretary of the Treasury, after consultation with the Chairman of the Board of Governors of the Federal Reserve System, determines the purchase of which is necessary to promote financial market stability, upon transmittal of such determination, in writing, to the appropriate committees of the U.S. Congress. The EESA also provides for a program that would allow companies to insure their troubled assets.

         In addition, the U.S. Government, Federal Reserve and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis. There can be no assurance that the EESA or other policy initiatives will have a beneficial impact on the financial markets, including current extreme levels of volatility. We cannot predict whether or when such actions may occur or what impact, if any, such actions could have on our business, results of operations and financial condition.

         The liquidity crisis could adversely affect one or more of our lenders and could cause one or more of our lenders to be unwilling or unable to provide us with additional financing. This could potentially increase our financing costs and reduce liquidity. If one or more major market participants fails, it could negatively impact the marketability of all fixed income securities, including government mortgage securities, and this could negatively impact the value of the securities in our portfolio, thus reducing its net book value. Furthermore, if many of our lenders are unwilling or unable to provide us with additional financing, we could be forced to sell our Investment Securities at an inopportune time when prices are depressed. Even with the current situation in the sub-prime mortgage sector we do not anticipate having difficulty converting our assets to cash or extending financing terms, due to the fact that our investment securities have an actual or implied "AAA" rating and principal payment is guaranteed.


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

         Fair Value of Investment Securities: All assets classified as available-for-sale are reported at fair value, based on market prices. Although we generally intend to hold most of our Investment Securities until maturity, we may, from time to time, sell any of our Investment Securities as part our overall management of our portfolio. Accordingly, we are required to classify all of our Investment Securities as available-for-sale. Our policy is to obtain fair values from independent sources. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. The determination of whether a security is other-than-temporarily impaired involves judgments and assumptions based on subjective and objective factors. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Investments with unrealized losses are not considered other-than-temporarily impaired if the Company has the ability and intent to hold the investments for a period of time, to maturity if necessary, sufficient for a forecasted market price recovery up to or beyond the cost of the investments. Unrealized losses on Investment Securities that are considered other than temporary, as measured by the amount of decline in fair value attributable to factors other than temporary, are recognized in income and the cost basis of the Investment Securities is adjusted.

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

      Derivative Financial Instruments/Hedging Activity : Prior to the fourth quarter of 2008, we designated interest rate swaps as cash flow hedges, whereby the swaps were recorded at fair value on the balance sheet as assets and liabilities with any changes in fair value recorded in accumulated other comprehensive income. In a cash flow hedge, a swap would exactly match the pricing date of the relevant repurchase agreement. Through the end of the third quarter 2008, we continued to be able to match the swaps with the repurchase agreements therefore entering into effective hedge transactions. However, due to the volatility of the credit markets, it is no longer practical to match the pricing dates of both the swaps and the repurchase agreements.

      As a result, we voluntarily discontinued hedge accounting in the fourth quarter of 2008 through a combination of de-designating previously defined hedge relationships and not designating new contracts as cash flow hedges. The de-designation of cash flow hedges was done in accordance with Derivatives Implementation Group (DIG) Issue Nos. G3, G17, G18 & G20, which generally require that the net derivative gain or loss related to the discontinued cash flow hedge should continue to be reported in accumulated other comprehensive income, unless it is probable that the forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter. As such we continue to hold repurchase agreements in excess of swap contracts and have no indication that interest payments on the hedged repurchase agreements are in jeopardy of discontinuing. Therefore, the deferred losses related to these derivatives that have been de-designated were not recognized immediately and are expected to be reclassified into earnings during the contractual terms of the swap agreements starting as of October 1, 2008. Changes in the unrealized gains or losses on the interest rate swaps subsequent to September 30, 2008 will be reflected in our income statement.

         Repurchase Agreements: We finance the acquisition of our Investment Securities through the use of repurchase agreements. Repurchase agreements are treated as collateralized financing transactions and are carried at their contractual amounts, including accrued interest, as specified in the respective agreements.

         Income Taxes: We have elected to be taxed as a REIT and intend to comply with the provisions of the Internal Revenue Code of 1986, as amended (or the Code), with respect thereto. Accordingly, we will not be subjected to federal income tax to the extent of our distributions to shareholders and as long as certain asset, income and stock ownership tests are met. We, FIDAC, Merganser, and RCap have made a joint election to treat FIDAC, Merganser, and RCap as taxable REIT subsidiaries. As such, FIDAC, Merganser, and RCap are taxable as a domestic C corporations and subject to federal and state and local income taxes based upon their taxable income.

         Impairment of Goodwill and Intangibles: The Company's acquisitions of FIDAC and Merganser were accounted for using the purchase method. The cost of FIDAC and Merganser were allocated to the assets acquired, including identifiable intangible assets and the liabilities assumed, based on their estimated fair values at the date of acquisition. The excess of cost over the fair value of the net assets acquired was recognized as goodwill. Goodwill and finite-lived intangible assets are periodically reviewed for potential impairment. This evaluation requires significant judgment.

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

      In April 2007, the FASB issued FASB Staff Position FIN 39-1 ("FSP FIN 39-1") which modifies FASB Interpretation No. 39, Offsetting of Amounts relating to Certain Contracts ("FIN 39"). FSP FIN 39-1 addresses whether a reporting entity that is party to a master netting arrangement can offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments that have been offset under the same master netting arrangement in accordance with FIN 39. Upon adoption of this guidance, a reporting entity is permitted to change its accounting policy to offset or not offset fair value amounts recognized for derivative instruments under master netting arrangements. This guidance was effective for us on January 1, 2008. The implementation did not have an effect on our financial statements.

      In February 2008, FASB issued FASB Staff Position No. FAS 140-3 Accounting for Transfers of Financial Assets and Repurchase Financing Transactions, ("FSP FAS 140-3"). FSP FAS 140-3 addresses whether transactions where assets purchased from a particular counterparty and financed through a repurchase agreement with the same counterparty can be considered and accounted for as separate transactions, or are required to be considered "linked" transactions and may be considered derivatives under SFAS 133 Accounting for Derivative Instruments and Hedging Activities. FSP FAS 140-3 requires purchases and subsequent financing through repurchase agreements be considered linked transactions unless all of the following conditions apply: (1) the initial purchase and the use of repurchase agreements to finance the purchase are not contractually contingent upon each other; (2) the repurchase financing entered into between the parties provides full recourse to the transferee and the repurchase price is fixed; (3) the financial assets are readily obtainable in the market; and (4) the financial instrument and the repurchase agreement are not coterminous. This FSP is effective for us on January 1, 2009. We are currently evaluating FSP FAS 140-3 but do not expect its application to have a significant impact on our financial reporting.

      In March 2008, the FASB issued SFAS No. 161 ("SFAS 161"), Disclosures about Derivative Instruments and Hedging Activities, and an amendment of FASB Statement No. 133. SFAS 161 attempts to improve the transparency of financial reporting by providing additional information about how derivative and hedging activities affect an entity's financial position, financial performance and cash flows. This statement changes the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosure about (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for under SFAS Statement 133 and its related interpretations, and (3) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. To meet these objectives, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This disclosure framework is intended to better convey the purpose of derivative use in terms of the risks that an entity is intending to manage. SFAS 161 is effective for us on January 1, 2009. We expect that adoption of SFAS 161 will increase footnote disclosure to comply with the disclosure requirements for financial statements issued after January 1, 2009.

      In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy (i.e., levels 1, 2, and 3, as defined). Additionally, companies are required to provide enhanced disclosure regarding instruments in the level 3 category (the valuation of which require significant management judgment), including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS 157 was adopted by us on January 1, 2008. SFAS 157 did not have an impact on the manner in which we estimate fair value, but it required additional disclosure, which is included in Note 6.

      On October 10, 2008, FASB issued FASB Staff Position (FSP) 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active ("FSP 157-3"), in response to the deterioration of the credit markets. This FSP provides guidance clarifying how SFAS 157 should be applied when valuing securities in markets that are not active. The guidance provides an illustrative example that applies the objectives and framework of SFAS 157, utilizing management's internal cash flow and discount rate assumptions when relevant observable data does not exist. It further clarifies how observable market information and market quotes should be considered when measuring fair value in an inactive market. It reaffirms the notion of fair value as an exit price as of the measurement date and that fair value analysis is a transactional process and should not be broadly applied to a group of assets. FSP 157-3 is effective upon issuance including prior periods for which financial statements have not been issued. FSP 157-3 does not have a material effect on the fair value of our assets as we intend to continue to hold assets that can be valued via level 1 and level 2 criteria, as defined under SFAS No. 157.

Results of Operations:

         Net Income Summary

         For the year ended December 31, 2008, our net income was $346.2 million or $0.64 basic income per average share related to common shareholders, as compared to $414.4 million net income or $1.32 basic net income per average share for the year ended December 31, 2007. For the year ended December 31, 2006, our net income was $93.8 million or $0.44 basic net income per average share related to common shareholders. Net income per average share decreased by $0.68 per average share available to common shareholders and total net income decreased $68.2 million for the year ended December 31, 2008, when compared to the year ended December 31, 2007. We attribute the decrease in total net income for the year ended December 31, 2008 from the year ended December 31, 2007 primarily to recording of unrealized losses related to interest rate swaps in the fourth quarter of 2008. An unrealized loss of $768.3 million was recorded in the income statement for the year ended December 31, 2008, as the result of de-designation of cash flow hedges. Prior to the fourth quarter of 2008, we recorded changes in the fair values in our interest rate swaps in the Accumulated Other Comprehensive Income in our Statement of Financial Condition. Net interest income increased by $797.5 million for the year ended December 31, 2008, as compared to the year ended December 31, 2007, due to the increase in interest earning assets from the deployment of additional capital we raised in 2008 and the improved interest rate spread. For the year ended December 31, 2008, net gain on sale of Mortgage-Backed Securities was $10.7 million, as compared to a net gain of $19.1 million for the year ended December 31, 2007. The loss on other-than-temporarily impaired securities totaled $31.8 million for the year ended December 31, 2008, as compared to $1.2 million for the year ended December 31, 2007. During the year ended December 31, 2008, our general and administrative expenses increased to $103.6 million, as compared to $62.7 million for the year ended December 31, 2007.

         We attribute the increase in total net income for the year ended December 31, 2007 compared to the year ended December 31, 2006 primarily to the increase in net interest income, gains on the sale of securities, a reduction in losses on other-than temporarily impaired securities, the increased asset base, and the increase in interest rate spread. The interest rate spread increased from 0.38% for the year ended December 31, 2006 to 0.70% for the year ended December 31, 2007. For the year ended December 31, 2007, net gain on sale of Mortgage-Backed Securities was $19.1 million, as compared to a net loss of $3.9 million in 2006. The table below presents the net income (loss) summary for the years ended December 31, 2008, 2007, and 2006.

                            Net Income (Loss) Summary
                (dollars in thousands, except for per share data)
                -------------------------------------------------

                                                                                              Year Ended   Year Ended   Year Ended
                                                                                              December 31, December 31, December 31,
                                                                                                  2008         2007         2006
                                                                                             ---------------------------------------
Interest income                                                                                $3,115,428   $2,355,447   $1,221,882
Interest expense                                                                                1,888,912    1,926,465    1,055,013
                                                                                             ---------------------------------------
     Net interest income                                                                        1,226,516      428,982      166,869
                                                                                             ---------------------------------------

Other (loss) income:
  Investment advisory and service fees                                                             27,891       22,028       22,351
  Gain (loss) on sale of investment securities                                                     10,713       19,062       (3,862)
  Gain on termination of interest rate swaps                                                            -        2,096       10,674
  Income from trading securities                                                                    9,695       19,147        3,994
  Dividend income from available-for-sale equity securities                                         2,713           91            -
  Loss on other-than-temporarily impaired securities                                              (31,834)      (1,189)     (52,348)
  Unrealized loss on interest rate swaps                                                         (768,268)           -            -
                                                                                             ---------------------------------------
     Total other (loss) income                                                                   (749,090)      61,235      (19,191)
                                                                                             ---------------------------------------

Expenses:
  Distribution fees                                                                                 1,589        3,647        3,444
  General and administrative expenses                                                             103,622       62,666       40,063
                                                                                             ---------------------------------------
     Total expenses                                                                               105,211       66,313       43,507
                                                                                             ---------------------------------------

Impairment of intangible for customer relationships                                                     -            -        2,493
                                                                                             ---------------------------------------

Income before income taxes and minority interest                                                  372,215      423,904      101,678

Income taxes                                                                                       25,977        8,870        7,538
                                                                                             ---------------------------------------

Income before minority interest                                                                   346,238      415,034       94,140

Minority interest                                                                                      58          650          324
                                                                                             ---------------------------------------

Net Income                                                                                        346,180      414,384       93,816

Dividends on preferred stock                                                                       21,177       21,493       19,557
                                                                                             ---------------------------------------

Net income available to common shareholders                                                      $325,003     $392,891      $74,259
                                                                                             =======================================

Weighted average number of basic common shares outstanding                                    507,024,596  297,488,394  167,666,631
Weighted average number of diluted common shares outstanding                                  507,024,596  306,263,766  167,746,387

Basic net income per average common share                                                           $0.64        $1.32        $0.44
Diluted net income per average common share                                                         $0.64        $1.31        $0.44

Average total assets                                                                           58,540,508   41,834,831  $23,130,057
Average equity                                                                                  6,679,431    3,710,821    2,006,206

Return on average total assets                                                                       0.59%        0.99%        0.41%
Return on average equity                                                                             5.18%       11.17%        4.68%

Interest Income and Average Earning Asset Yield

         We had average earning assets of $56.0 billion for the year ended December 31, 2008. We had average earning assets of $40.8 billion for the year ended December 31, 2007. We had average earning assets of $23.0 billion for the year ended December 31, 2006. Our primary source of income is interest income. Our interest income was $3.1 billion for the year ended December 31, 2008, $2.4 billion for the year ended December 31, 2007, and $1.2 billion for the year ended December 31, 2006. The yield on average investment securities was 5.57%, 5.77%, and 5.31% for the respective years. The prepayment speeds decreased to an average of 10% CPR for the year ended December 31, 2008 from an average of 15% CPR for the year ended December 31, 2007.

         Interest Expense and the Cost of Funds

         Our largest expense is the cost of borrowed funds. We had average borrowed funds of $50.3 billion and total interest expense of $1.9 billion for the year ended December 31, 2008. We had average borrowed funds of $38.0 billion and total interest expense of $1.9 billion for the year ended December 31, 2007. We had average borrowed funds of $21.4 billion and total interest expense of $1.1 million for the year ended December 31, 2006. Our average cost of funds was 3.76% for the year ended December 31, 2008 and 5.07% for the year ended December 31, 2007 and 4.93 % for the year ended December 31, 2006. The cost of funds rate decreased by 131 basis points and the average borrowed funds increased by $12.3 billion for the year ended December 31, 2008 when compared to the year ended December 31, 2007. Interest expense for the year ended December 31, 2008 decreased by $37.6 million over the prior year due to the substantial decrease in the average cost of funds rate. The cost of funds rate increased by 14 basis points and the average borrowed funds increased by $16.6 billion for the year ended December 31, 2007 when compared to the year ended December 31, 2006. Interest expense for the year ended December 31, 2007 increased by $871.5 million over the previous year due to the substantial increase in the average borrowed funds and the increase in the average cost of funds rate. Since a substantial portion of our repurchase agreements are short term, changes in market rates are directly reflected in our interest expense. Our average cost of funds was 1.08% above average one-month LIBOR and 0.70% above average six-month LIBOR for the year ended December 31, 2008. Our average cost of funds was 0.12% below average one-month LIBOR and 0.12% below average six-month LIBOR for the year ended December 31, 2007. Our average cost of funds was 0.10% below average one-month LIBOR and 0.28% below average six-month LIBOR for the year ended December 31, 2006.

         The table below shows our average borrowed funds and average cost of funds as compared to average one-month and average six-month LIBOR for the years ended December 31, 2008, 2007, 2006, 2005, and 2004 and the four quarters in 2008.
                             Average Cost of Funds
                             ---------------------
     (Ratios for the four quarters in 2008 have been annualized, dollars in thousands)

                                                                                                         Average            Average
                                                                                                        One-Month Average   Cost of
                                                                                                          LIBOR    Cost of   Funds
                                                                                                         Relative   Funds   Relative
                                                                                                           to      Relative    to
                                                                                Average Average Average  Average     to      Average
                                                          Average                Cost     One-    Six-     Six-    Average    Six-
                                                          Borrowed   Interest     of     Month   Month    Month   One-Month  Month
                                                            Funds      Expense   Funds   LIBOR   LIBOR    LIBOR     LIBOR     LIBOR
                                                         ----------- ---------- ------- ------- ------- --------- --------- --------
For the Year Ended
  December 31, 2008                                      $50,270,226 $1,888,912   3.76%   2.68%   3.06%   (0.38%)    1.08%    0.70%
For the Year Ended
  December 31, 2007                                      $37,967,215 $1,926,465   5.07%   5.19%   5.19%   (0.00%)   (0.12%)  (0.12%)
For the Year Ended
  December 31, 2006                                      $21,399,130 $1,055,013   4.93%   5.03%   5.21%   (0.18%)   (0.10%)  (0.28%)
For the Year Ended
  December 31, 2005                                      $17,408,828   $568,560   3.27%   3.33%   3.72%   (0.39%)   (0.06%)  (0.45%)
For the Year Ended
  December 31, 2004                                      $15,483,118   $270,116   1.74%   1.50%   1.80%   (0.30%)    0.24%   (0.06%)
------------------------------------------------------------------------------------------------------------------------------------
For the Quarter Ended
  December 31, 2008                                      $47,581,332   $450,805   3.79%   2.23%   2.94%   (0.71%)    1.56%    0.85%
For the Quarter Ended
  September 30, 2008                                     $51,740,645   $458,250   3.54%   2.62%   3.19%   (0.57%)    0.92%    0.35%
For the Quarter Ended
  June 30, 2008                                          $50,359,825   $442,251   3.51%   2.59%   2.93%   (0.34%)    0.92%    0.58%
For the Quarter Ended
  March 31, 2008                                         $51,399,101   $537,606   4.18%   3.31%   3.18%    0.13%     0.87%    1.00%

Net Interest Income

         Our net interest income, which equals interest income less interest expense, totaled $1.2 billion for the year ended December 31, 2008 and $429.0 million for the year ended December 31, 2007 and $166.9 million for the year ended December 31, 2006. Our net interest income increased for the year ended December 31, 2008, as compared to the year ended December 31, 2007, because of the increased average asset base in 2008 and the increased interest rate spread. Our net interest income increased for the year ended December 31, 2007 as compared to the year ended December 31, 2006 by $262.1 million because of the increased average asset base for 2007. In 2008 average assets increased because of the deployment of additional capital. Our net interest spread, which equals the yield on our average assets for the period less the average cost of funds for the period, was 1.81% for the year ended December 31, 2008 as compared to 0.70% for the year ended December 31, 2007 and 0.38% for the year ended December 31, 2006. This 111 basis point increase in interest rate spread for 2008 over the spread for 2007 was the result in the decrease in the average cost of funds of 131 basis points, which was only partially offset by a decrease in average yield on average interest earning assets of 20 basis points.

                  The table below shows our interest income by average Investment Securities held, total interest income, yield on average interest earning assets, average balance of repurchase agreements, interest expense, average cost of funds, net interest income, and net interest rate spread for the years ended December 31, 2008, 2007, 2006, 2005, and 2004 and the four quarters in 2008.
                               Net Interest Income
 (Ratios for the four quarters in 2008 have been annualized, dollars in thousands)

                                               Yield on
                         Average               Average   Average                                         Net
                       Investment    Total     Interest  Balance of              Average     Net       Interest
                        Securities  Interest   Earning   Repurchase  Interest    Cost of   Interest      Rate
                          Held       Income     Assets   Agreements   Expense     Funds     Income      Spread
                       ----------- ---------- --------- ----------- ----------- --------- ---------- ------------
For the Year Ended
  December 31, 2008    $55,962,519 $3,115,428     5.57% $50,270,226  $1,888,912     3.76% $1,226,516        1.81%
For the Year Ended
  December 31, 2007    $40,800,148 $2,355,447     5.77% $37,967,215  $1,926,465     5.07%   $428,982        0.70%
For the Year Ended
  December 31, 2006    $23,029,195 $1,221,882     5.31% $21,399,130  $1,055,013     4.93%   $166,869        0.38%
For the Year Ended
  December 31, 2005    $18,543,749   $705,046     3.80% $17,408,827    $568,560     3.27%   $136,486        0.53%
For the Year Ended
  December 31, 2004    $16,399,184   $532,328     3.25% $15,483,118    $270,116     1.74%   $262,212        1.51%
-----------------------------------------------------------------------------------------------------------------
For the Quarter Ended
  December 31, 2008    $53,838,665   $740,282     5.50% $47,581,332    $450,805     3.79%   $289,477        1.71%
 For the Quarter Ended
  September 30, 2008   $57,694,277   $810,659     5.62% $51,740,645    $458,250     3.54%   $352,409        2.08%
For the Quarter Ended
  June 30, 2008        $56,197,550   $773,359     5.50% $50,359,825    $442,251     3.51%   $331,108        1.99%
For the Quarter Ended
  March 31, 2008       $56,119,584   $791,128     5.64% $51,399,101    $537,606     4.18%   $253,522        1.46%

         Investment Advisory and Service Fees

         FIDAC and Merganser are registered investment advisors specializing in managing fixed income securities. At December 31, 2008, FIDAC and Merganser had under management approximately $7.0 billion in net assets and $15.3 billion in gross assets, compared to $3.1 billion in net assets and $15.4 billion in gross assets at December 31, 2007. Net investment advisory and service fees for the years ended December 31, 2008, 2007, and 2006 totaled $26.3 million, $18.4 million, and $18.9 million, respectively, net of fees paid to third parties pursuant to distribution service agreements for facilitating and promoting distribution of shares or units to FIDAC's clients. Gross assets under management will vary from time to time because of changes in the amount of net assets FIDAC and Merganser manage as well as changes in the amount of leverage used by the various funds and accounts FIDAC manages.

         Gains and Losses on Sales of Investment Securities and Interest Rate Swaps

         For the year ended December 31, 2008, we sold Investment Securities with a carrying value of $15.2 billion for aggregate net gain of $10.7 million. For the year ended December 31, 2007, we sold investment securities with a aggregate historical amortized value of $4.9 billion for a net gain of $19.1 million. In addition, for the year ended December 31, 2007, we had a $2.1 million gain on the termination of interest rate swaps with a notional amount of $900 million. For the year ended December 31, 2006, we sold investment securities with an aggregate historical amortized value of $3.2 billion for an aggregate loss of $3.9 million. In addition, for the year ended December 31, 2006, we had a $10.7 million gain on the termination of interest rate swaps with a notional amount of $1.2 billion. We do not expect to sell assets on a frequent basis, but may from time to time sell existing assets to move into new assets, which our management believes might have higher risk-adjusted returns, or to manage our balance sheet as part of our asset/liability management strategy.

         Income from Trading Securities

         Gross income from trading securities totaled $9.7 million, $19.1 million, and $4.0 million for the year ended December 31, 2008, 2007 and 2006.

         Dividend Income from Available-For-Sale Equity Securities

         Dividend income from our investment in Chimera totaled $2.7 million for the year ended December 31, 2008 and $91,000 for the year ended December 31, 2007. For the year 2006 we did not have an investment in available-for-sale equity securities.

         Loss on Other-Than-Temporarily Impaired Securities

         At each quarter end, we review each of our securities to determine if an other-than-temporary impairment charge would be necessary. We will take these charges if we determine that we do not intend to hold securities that were in an unrealized loss position for a period of time, to maturity if necessary, sufficient for a forecasted market price recovery up to or beyond the cost of the investments. For the year ended December 31, 2008 the loss on other-than-temporarily impaired securities totaled $31.8 million related to our equity investment in Chimera. For the years ended December 31, 2007 and 2006 the loss on other-than-temporarily impaired securities totaled $1.2 million and $52.3 million, respectively.

         Impairment of Goodwill and Intangibles

         During the years ended December 31, 2008 and 2007, it was determined that there was no impairment of intangibles. The total impairment of intangible assets relating to customer relationships was $2.5 million for the year ended December 31, 2006. There were no impairment charges related to goodwill during the years ended 2008, 2007, and 2006.

         General and Administrative Expenses

         General and administrative (or G&A) expenses were $103.6 million for the year ended December 31, 2008, $62.7 million for the year ended December 31, 2007, and $40.1 million for the year ended December 31, 2006. G&A expenses as a percentage of average total assets was 0.18%, 0.15%, and 0.17% for the years ended December 31, 2008, 2007, and 2006, respectively. The increase in G&A expenses of $40.9 million for the year December 31, 2008 was primarily the result of increased compensation, directors and officers insurance and additional costs related to our subsidiaries. Staff increased from 34 at the end of 2006 to 39 at the end of 2007 and 65 at the end of 2008.

         The table below shows our total G&A expenses as compared to average total assets and average equity for the years ended December 31, 2008, 2007, 2006, 2005, and 2004 and the four quarters in 2008.


                    G&A Expenses and Operating Expense Ratios
                    -----------------------------------------
      (ratios for the quarters have been annualized, dollars in thousands)

                                                           Total G&A         Total G&A
                                            Total G&A    Expenses/Average Expenses/Average
                                             Expenses         Assets            Equity
                                          --------------------------------------------------
For the Year Ended December 31, 2008            $103,622            0.18%              1.55%
For the Year Ended December 31, 2007             $62,666            0.15%              1.69%
For the Year Ended December 31, 2006             $40,063            0.17%              2.00%
For the Year Ended December 31, 2005             $26,278            0.14%              1.63%
For the Year Ended December 31, 2004             $24,029            0.14%              1.55%
--------------------------------------------------------------------------------------------
For the Quarter Ended December 31, 2008          $26,957            0.18%              1.50%
For the Quarter Ended September 30, 2008         $25,455            0.17%              1.40%
For the Quarter Ended June 30, 2008              $27,215            0.18%              1.59%
For the Quarter Ended March 31, 2008             $23,995            0.17%              1.64%

Net Income and Return on Average Equity

         Our net income was $346.2 million for the year ended December 31, 2008, net income was $414.4 million for the year ended December 31, 2007, and net income was $93.8 million for the year ended December 31, 2006. Our return on average equity was 5.18% for the year ended December 31, 2008, was 11.17% for the year ended December 31, 2007, and 4.68% for the year ended December 31, 2006. Net interest income increased by $797.5 million for the year ended December 31, 2008, as compared to the year ended December 31, 2007, due to the increase in interest earning assets from the deployment of additional capital we raised in 2008 and the improved interest rate spread. Even with the increase in net interest income of $797.5 million, net income for the year decreased by $68.2 million. We attribute the decrease in total net income for the year ended December 31, 2008 from the year ended December 31, 2007 primarily to the de-designation of interest rate swaps as cash flow hedges in the fourth quarter of 2008, which resulted in an unrealized loss of $768.3 million being recorded in the income statement for the year ended December 31, 2008. Prior to the fourth quarter of 2008 and the de-designation of cash flow hedges, we recorded these changes in the market values of interest rate swaps in the Statement of Financial Condition.

         We attribute the increase in total net income for the year ended December 31, 2007 compared to the year ended December 31, 2006 primarily to the increase in net interest income, gains on the sale of securities, a reduction in losses on other-than temporarily impaired securities, the increased asset base, and the increase in interest rate spread.

         The table below shows our net interest income, net investment advisory and service fees, gain (loss) on sale of Mortgage-Backed Securities and termination of interest rate swaps, loss on other-than-temporarily impaired securities, income from trading securities, G&A expenses, income taxes, impairment of intangibles for customer relationships, minority interest, each as a percentage of average equity, and the return on average equity for the years ended December 31, 2008, 2007, 2006, 2005, and 2004, and the four quarters in 2008.

                     Components of Return on Average Equity
                     --------------------------------------
                 (Ratios for the quarters have been annualized)

                               Gain/(Loss)
                                on Sale of
                                Mortgage-
                                 Backed
                                Securities
                                   and
                                Realized
                      Net          and                                                               Impairment
                    Investment  Unrealized   Loss on                 Dividend                             of
                     Advisory      Gain     other-than-               income                          intangible
           Net         and      /(Loss)     temporarily Income from    from                               for
          Interest  Service     Interest     impaired     trading    available-    G&A      Income    customer     Minority  Return
           Income      Fees     Rate Swaps  securities/  securities  for-sale    Expenses/ Taxes/    relationships  interest/  on
         /Average   /Average    /Average     Average     /Average     equity     Average    Average   /Average      Average  Average
           Equity    Equity       Equity      Equity       Equity    securities   Equity    Equity      Equity       Equity   Equity
         --------- ----------- ----------- ------------ ----------- ----------- ---------- -------- -------------- -----------------
For the
 Year
 Ended
December
 31, 2008   18.36%      0.39%     (11.34%)      (0.48%)      0.15%        0.04%    (1.55%)  (0.39%)            -          -    5.18%
For the
 Year
 Ended
December
 31, 2007   11.56%      0.50%       0.57%       (0.03%)      0.52%        0.00%    (1.69%)  (0.24%)            -      (0.02%) 11.17%
For the
 Year
 Ended
December
 31, 2006    8.32%      0.94%       0.34%       (2.61%)      0.20%           -     (2.00%)  (0.38%)        (0.12%)    (0.01%)  4.68%
For the
 Year
 Ended
December
 31, 2005    8.45%      1.71%      (3.30%)      (5.15%)         -            -      1.63%    0.67%             -          -  (0.57%)
For the
 Year
 Ended
December
 31, 2004   16.92%      0.62%       0.34%           -           -            -      1.55%    0.29%             -          -   16.04%
------------------------------------------------------------------------------------------------------------------------------------
For the
 Quarter
 Ended
December
 31, 2008   16.06%      0.38%     (42.63%)          -       (0.11%)       0.03%    (1.50%)  (0.35%)            -          - (28.12%)
For the
 Quarter
 Ended
September
 30, 2008   19.52%      0.41%      (0.07%)      (1.76%)      0.42%        0.03%    (1.40%)  (0.42%)            -          -   16.73%
For the
 Quarter
 Ended
June 30,
 2008       19.40%      0.35%       0.16%           -        0.13%        0.03%    (1.59%)  (0.44%)            -          -   18.04%
For the
 Quarter
 Ended
March 31,
 2008       17.38%      0.41%       0.64%           -        0.13%        0.06%    (1.64%)  (0.32%)         0.00%         -   16.66%

Financial Condition

         Investment Securities, Available for Sale

        All of our Mortgage-Backed Securities at December 31, 2008, 2007, and 2006 were adjustable-rate or fixed-rate mortgage-backed securities backed by single-family mortgage loans. All of the mortgage assets underlying these mortgage-backed securities were secured with a first lien position on the underlying single-family properties. All of our mortgage-backed securities were FHLMC, FNMA or GNMA mortgage pass-through certificates or CMOs, which carry an implied "AAA" rating. All of our agency debentures are callable and carry an implied "AAA" rating. We carry all of our earning assets at fair value.

         We accrete discount balances as an increase in interest income over the life of discount investment securities and we amortize premium balances as a decrease in interest income over the life of premium investment securities. At December 31, 2008, 2007, and 2006 we had on our balance sheet a total of $64.4 million, $77.4 million and $78.4 million, respectively, of unamortized discount (which is the difference between the remaining principal value and current historical amortized cost of our investment securities acquired at a price below principal value) and a total of $619.5 million, $405.8 million and $219.1 million, respectively, of unamortized premium (which is the difference between the remaining principal value and the current historical amortized cost of our investment securities acquired at a price above principal value).

         We received mortgage principal repayments of $8.6 billion for the year ended December 31, 2008, $6.8 billion for the year ended December 31, 2007, and $5.1 billion for the year ended December 31, 2006. The average prepayment speed for the year ended December 31, 2008, 2007 and 2006 was 13%, 15%, and 17%, respectively. During the year ended December 31, 2008, the average CPR declined to 13% from 15% during the year ended December 31, 2007, due to a decline in refinancing activity. Given our current portfolio composition, if mortgage principal prepayment rates were to increase over the life of our mortgage-backed securities, all other factors being equal, our net interest income would decrease during the life of these mortgage-backed securities as we would be required to amortize our net premium balance into income over a shorter time period. Similarly, if mortgage principal prepayment rates were to decrease over the life of our mortgage-backed securities, all other factors being equal, our net interest income would increase during the life of these mortgage-backed securities as we would amortize our net premium balance over a longer time period.

         The table below summarizes certain characteristics of our Investment Securities at December 31, 2008, 2007, 2006, 2005, and 2004 and September 30, 2008, June 30, 2008, and March 31, 2008.

                              Investment Securities
                              ---------------------
                             (dollars in thousands)

                                                           Amortized                      Fair        Weighted
                       Principal      Net    Amortized    Cost/Principal              Value/Principal  Average
                         Amount      Premium     Cost         Amount     Fair Value       Amount        Yield
                     -------------- -------- ----------- --------------- ----------- ---------------- --------
At December 31, 2008    $54,508,672 $555,043 $55,063,715         101.02% $55,645,940          102.09%    5.15%
At December 31, 2007    $52,569,598 $328,376 $52,897,974         100.62% $53,133,443          101.07%    5.75%
At December 31, 2006    $30,134,791 $140,709 $30,275,500         100.47% $30,217,009          100.27%    5.63%
At December 31, 2005    $15,915,801 $220,637 $16,136,438         101.39% $15,929,864          100.09%    4.68%
At December 31, 2004    $19,123,902 $425,792 $19,549,694         102.23% $19,428,895          101.59%    3.43%
--------------------------------------------------------------------------------------------------------------
At September 30, 2008   $55,211,123 $525,394 $55,736,517         100.95% $55,459,280          100.45%    5.41%
At June 30, 2008        $58,304,678 $500,721 $58,805,399         100.86% $58,749,300          100.76%    5.33%
At March 31, 2008       $56,006,707 $383,334 $56,390,041         100.68% $56,853,862          101.51%    5.36%

         The table below summarizes certain characteristics of our Investment Securities at December 31, 2008, 2007, 2006, 2005, and 2004 and September 30, 2008, June 30, 2008, and March 31, 2008. The index level for adjustable-rate Investment Securities is the weighted average rate of the various short-term interest rate indices, which determine the coupon rate.

               Adjustable-Rate Investment Security Characteristics
               ---------------------------------------------------
                             (dollars in thousands)

                                             Weighted                           Principal Amount
                                    Weighted  Average                 Weighted   at Period End as
                                     Average  Term to     Weighted     Average      % of Total
                         Principal   Coupon     Next       Average      Asset       Investment
                           Amount     Rate   Adjustment  Lifetime Cap    Yield      Securities
                        --------------------------------------------------------------------------
At December 31, 2008     $19,540,152   4.75%   36 months        10.00%     3.93%            35.85%
At December 31, 2007     $15,331,447   5.90%   39 months         9.89%     5.63%            29.16%
At December 31, 2006      $8,493,242   5.72%   19 months         9.76%     5.57%            28.18%
At December 31, 2005      $9,699,133   4.76%   22 months        10.26%     4.74%            60.94%
At December 31, 2004     $13,544,872   4.23%   24 months        10.12%     3.24%            70.83%
--------------------------------------------------------------------------------------------------
At September 30, 2008    $19,310,012   5.27%   37 months         9.98%     4.65%            34.97%
At June 30, 2008         $18,418,637   5.16%   36 months         9.89%     4.54%            31.59%
At March 31, 2008        $17,487,518   5.19%   35 months         9.73%     4.40%            31.22%



                 Fixed-Rate Investment Security Characteristics
                 ----------------------------------------------
                             (dollars in thousands)

                                                                    Principal Amount at
                                                                     Period End as % of
                       Principal  Weighted Average Weighted Average   Total Investment
                         Amount      Coupon Rate      Asset Yield        Securities
                      ------------ ---------------- --------------- ----------------------
At December 31, 2008   $34,968,520            6.13%           5.84%                64.15%
At December 31, 2007   $37,238,151            6.00%           5.80%                70.84%
At December 31, 2006   $21,641,549            5.83%           5.65%                71.82%
At December 31, 2005    $6,216,668            5.37%           4.60%                39.06%
At December 31, 2004    $5,579,030            5.24%           3.89%                29.17%
At December 31, 2003    $3,387,196            5.77%           4.29%                26.71%
-----------------------------------------------------------------------------------------
At September 30, 2008  $35,901,111            6.06%           5.82%                65.03%
At June 30, 2008       $39,886,041            6.00%           5.70%                68.41%
At March 31, 2008      $38,519,189            5.98%           5.80%                68.78%

         At December 31, 2008 and 2007, we held Investment Securities with coupons linked to various indices. The following tables detail the portfolio characteristics by index.

                 Adjustable-Rate Investment Securities by Index
                 ----------------------------------------------
                               December 31, 2008
                               -----------------

                                                                                               11th              Monthly
                                                                One-   Six-  Twelve 12-Month  District  1-Year    Federal
                                                                Month  Month  Month  Moving   Cost of   Treasury  Cost of  Other
                                                                Libor  Libor  Libor  Average   Funds     Index     Funds  Indexes(1)
                                                               ------ ------ ------ -------- --------- --------- -------- ----------
Weighted Average Term
  to Next Adjustment                                            1 mo. 25 mo. 55 mo.    1 mo.     1 mo.    37 mo.    1 mo.     14 mo.
Weighted Average
  Annual Period Cap                                             6.28%  1.95%  1.98%    0.00%     1.26%     1.93%    0.00%      1.94%
Weighted Average
  Lifetime Cap at
  December 31, 2008                                             7.07% 10.87% 10.92%    8.86%    11.35%    10.86%   13.44%     11.98%
Investment Principal
  Value as Percentage of
  Investment Securities at
  December 31, 2008                                             8.11%  2.53% 19.32%    0.99%     0.60%     4.12%    0.11%      0.07%

 (1) Combination of indexes that account for less than 0.05% of total investment securities.

                 Adjustable-Rate Investment Securities by Index
                 ----------------------------------------------
                               December 31, 2007
                               -----------------

                                                                     11th                        Monthly    One   Twelve
                                      One-   Six-  Twelve 12-Month  District  1-Year    3-Year    Federal Month    Month
                                      Month Month   Month  Moving   Cost of   Treasury  Treasury  Cost of  Libor- Libor-   Other
                                      Libor  Libor  Libor  Average   Funds     Index     Index     Funds    USD    USD    Indexes(1)
                                     ------ ------ ------ -------- --------- --------- --------- -------- ------- ------ -----------
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


     Reverse Repurchase Agreements

         At December 31, 2008, we lent $562.1 million to Chimera in an overnight reverse repurchase agreement. This amount is included at fair value in our Statement of Financial Condition. The interest rate at December 31, 2008 was an at the market rate of 1.43%. The average rate on all reverse repurchase agreements for the year was 2.99%. The collateral for this loan is mortgage-backed securities.

     Trading Securities and Trading Securities Sold, Not Yet Purchased

         Trading securities and trading securities sold, not yet purchased, are included in the balance sheet as a result of consolidating the financial statements of an affiliated investment fund. The resulting realized and unrealized gains and losses are reflected in the statements of operations. There were no trading securities and trading securities sold, not yet purchased at December 31, 2008. The fair value of the trading securities was $11.7 million and the trading securities sold, not yet purchased, was $32.8 million at December 31, 2007.

     Receivable from Prime Broker on Equity Investment

         The net assets of the investment fund are subject to English bankruptcy law, which governs the administration of Lehman Brothers International (Europe)
(LBIE), as well as the law of New York, which governs the contractual documents. Until our contractual documents with LBIE are terminated, the value of the assets and liabilities in our account with LBIE will continue to fluctuate based on market movements. We do not intend to terminate these contractual documents until LBIE's administrators have clarified the consequences of us doing so. We have not received notice from LBIE's administrators that LBIE has terminated the documents. LBIE's administrators have advised us that they can provide us with no additional information about our account at this time. As a result, we have presented the market value of our account with LBIE as of September 15, 2008, which is the date of the last statement we received from LBIE on the account's assets and liabilities. We can provide no assurance, however, that we will recover all or any portion of these assets following completion of LBIE's administration (and any subsequent liquidation).

         Borrowings

         To date, our debt has consisted entirely of borrowings collateralized by a pledge of our Investment Securities. These borrowings appear on our balance sheet as repurchase agreements. At December 31, 2008, we had established uncommitted borrowing facilities in this market with 30 lenders in amounts which we believe are in excess of our needs. All of our Investment Securities are currently accepted as collateral for these borrowings. However, we limit our borrowings, and thus our potential asset growth, in order to maintain unused borrowing capacity and thus increase the liquidity and strength of our balance sheet.

         For the year ended December 31, 2008, the term to maturity of our borrowings ranged from one day to three years. Additionally, we have entered into structured borrowings giving the counterparty the right to call the balance prior to maturity. The weighted average original term to maturity of our borrowings was 287 days at December 31, 2008. For the year ended December 31, 2007, the term to maturity of our borrowings ranged from one day to three years, with a weighted average original term to maturity of 286 days at December 31, 2007. For the year ended December 31, 2006, the term to maturity of our borrowings ranged from one day to three years, with a weighted average original term to maturity of 194 days at December 31, 2006.

         At December 31, 2008, the weighted average cost of funds for all of our borrowings was 4.08%, with the effect of the interest rate swaps, and the weighted average term to next rate adjustment was 238 days. At December 31, 2007, the weighted average cost of funds for all of our borrowings 4.76% and the weighted average term to next rate adjustment was 234 days.

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

         Borrowings under our repurchase agreements increased by $700 million to $46.7 billion at December 31, 2008, from $46.0 billion at December 31, 2007. Even though borrowing increased over the year, leverage declined from 8.7:1 to 6.4:1.

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

         Under our repurchase agreements, we may be required to pledge additional assets to our repurchase agreement counterparties (i.e., lenders) in the event the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral (a "margin call"), which may take the form of additional securities or cash. Similarly, if the estimated fair value of investment securities increases due to changes in market interest rates of market factors, lenders may release collateral back to us. Specifically, margin calls result from a decline in the value of the our Mortgage-Backed Securities securing our repurchase agreements, prepayments on the mortgages securing such Mortgage-Backed Securities and to changes in the estimated fair value of such Mortgage-Backed Securities generally due to principal reduction of such Mortgage-Backed Securities from scheduled amortization and resulting from changes in market interest rates and other market factors. Through December 31, 2008, we did not have any margin calls on our repurchase agreements that we were not able to satisfy with either cash or additional pledged collateral. However, should prepayment speeds on the mortgages underlying our Mortgage-Backed Securities and/or market interest rates suddenly increase, margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.

         The following table summarizes the effect on our liquidity and cash flows from contractual obligations for repurchase agreements, interest expense on repurchase agreements, the non-cancelable office lease and employment agreements at December 31, 2008. The table does not include the effect of net interest rate payments under our interest rate swap agreements. The net swap payments will fluctuate based on monthly changes in the receive rate, At December 31, 2008, the interest rate swaps had a negative fair value of $1.1 billion.

                                                                    (dollars in thousands)
                                                                     --------------------
                                             Within One    One to Three     Three to      More than
Contractual Obligations                         Year           Years       Five Years    Five Years        Total
---------------------------------------------------------------------------------------------------------------------
Repurchase agreements                         $40,195,726     $2,930,000    $2,049,159     $1,500,000    $46,674,885
Interest expense on repurchase
agreements, based on rates at 12-31-08            367,979        395,150       183,269        196,838      1,143,236
Long-term operating lease obligations
                                                      532                            -              -            532
Employment contracts                               36,645              -             -              -         36,645
                                           --------------------------------------------------------------------------
Total                                         $40,600,882     $3,325,150    $2,232,428     $1,696,838    $47,855,298
                                           ==========================================================================

         Stockholders' Equity

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

         During the year ended December 31, 2008, we raised $93.7 million by issuing 5.8 million shares through our Direct Purchase and Dividend Reinvestment Program.

         On August 3, 2006, we entered into an ATM Equity Offering(sm) Sales Agreement with Merrill Lynch & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, relating to the sale of shares of our common stock from time to time through Merrill Lynch. Sales of the shares, if any, are made by means of ordinary brokers' transaction on the New York Stock Exchange. During the year ended December 31, 2008, 588,000 shares of our common stock were issued pursuant to this program, totaling $11.5 million in net proceeds.

         On August 3, 2006, we entered into an ATM Equity Sales Agreement with UBS Securities LLC, relating to the sale of shares of our common stock from time to time through UBS Securities. Sales of the shares, if any, are made by means of ordinary brokers' transaction on the New York Stock Exchange. During the year ended December 31, 2008, 3.8 million shares of our common stock were issued pursuant to this program, totaling $60.3 million in net proceeds.

         During the year ended December 31, 2008, 300,000 options were exercised under the Long-Term Stock Incentive Plan, or Incentive Plan, for an aggregate exercise price of $2.8 million.

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

         During the year ended December 31, 2007 we sold 4.5 million shares of our common stock, for net proceeds of $66.2 million, under the ATM Equity Sales Agreement with Merrill. During the year ended December 31, 2007, we sold 1.1 million shares of our common stock for net proceeds of $14.7 million under our Equity Shelf Program with UBS Securities, pursuant to which sales are made by means of ordinary brokers' transaction on the New York Stock Exchange.

         During the year ended December 31, 2007, we raised $116.5 million by issuing 8.0 million shares through the Direct Purchase and Dividend Reinvestment Program.

         During the year ended December 31, 2007, 55,738 options were exercised under the Incentive Plan for an aggregate exercise price of $576,000.

         On August 16, 2006, we entered into an underwriting agreement pursuant to which we sold 40,825,000 shares of our common stock for net proceeds following underwriting expenses of approximately $476.7 million. This transaction settled on August 22, 2006.

         On April 6, 2006, we entered into an underwriting agreement pursuant to which we sold 39,215,000 shares of our common stock for net proceeds following underwriting expenses of approximately $437.7 million. On April 6, 2006, we entered into a second underwriting agreement pursuant to which we sold 4,600,000 shares of our 6% Series B Cumulative Convertible Preferred Stock for net proceeds following underwriting expenses of approximately $111.5 million. Each of these transactions settled on April 12, 2006. The 6% Series B Cumulative Preferred Stock has been treated under GAAP as temporary equity. For the purpose of computing ratios relating to equity measures, the Series B Preferred Stock has been included in equity.

         During the year ended December 31, 2006, 1,598,500 shares of the Company's common stock were issued through the ATM Programs and Equity Shelf Program with UBS Securities, totaling net proceeds of $20.9 million. During the year ended December 31, 2006, 22,160 options were exercised under the long-term compensation plan for an aggregate exercise price of $183,000.

         Unrealized Gains and Losses

         With our "available-for-sale" accounting treatment, unrealized fluctuations in market values of assets do not impact our GAAP or taxable income but rather are reflected on our balance sheet by changing the carrying value of the asset and stockholders' equity under "Accumulated Other Comprehensive Income
(Loss)." As a result of the de-designation of interest rate swaps as cash flow hedges during the quarter ended December 31, 2008, unrealized gains and losses in our interest rate swaps impact our GAAP income.
         As a result of this mark-to-market accounting treatment, our book value and book value per share are likely to fluctuate far more than if we used historical amortized cost accounting. As a result, comparisons with companies that use historical cost accounting for some or all of their balance sheet may not be meaningful.

         The table below shows unrealized gains and losses on the Investment Securities, available-for-sale equity securities and interest rate swaps in our portfolio prior to de-designation.

                           Unrealized Gains and Losses
                           ---------------------------
                             (dollars in thousands)

                                                             At December 31,
                                 -------------------------------------------------------------------------
                                       2008            2007           2006          2005         2004
                                 -------------------------------------------------------------------------
Unrealized gain                          $785,087       $379,348       $112,596  $     5,027   $   23,021
Unrealized loss                          (532,857)      (531,545)      (188,708)    (211,601)    (143,821)
                                 -------------------------------------------------------------------------
Net Unrealized (loss) gain               $252,230      ($152,197)      ($76,112)   ($206,574)   ($120,800)
                                 =========================================================================

         Unrealized changes in the estimated net fair value of investment securities have one direct effect on our potential earnings and dividends: positive changes increase our equity base and allow us to increase our borrowing capacity while negative changes tend to limit borrowing capacity under our capital investment policy. A very large negative change in the net fair value of our investment securities might impair our liquidity position, requiring us to sell assets with the likely result of realized losses upon sale.

         Leverage

         Our debt-to-equity ratio at December 31, 2008, 2007 and 2006 was 6.4:1, 8.7:1 and 10.4:1, respectively. We generally expect to maintain a ratio of debt-to-equity of between 8:1 and 12:1, although the ratio may vary from this range from time to time based upon various factors, including our management's opinion of the level of risk of our assets and liabilities, our liquidity position, our level of unused borrowing capacity and over-collateralization levels required by lenders when we pledge assets to secure borrowings.

         Our target debt-to-equity ratio is determined under our capital investment policy. Should our actual debt-to-equity ratio increase above the target level due to asset acquisition or market value fluctuations in assets, we would cease to acquire new assets. Our management will, at that time, present a plan to our board of directors to bring us back to our target debt-to-equity ratio; in many circumstances, this would be accomplished over time by the monthly reduction of the balance of our Mortgage-Backed Securities through principal repayments.

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

         We seek to manage the extent to which our net income changes as a function of changes in interest rates by matching adjustable-rate assets with variable-rate borrowings. In addition, we have attempted to mitigate the potential impact on net income of periodic and lifetime coupon adjustment restrictions in our portfolio of investment securities by entering into interest rate swaps. At December 31, 2008, we had entered into swap agreements with a total notional amount of $17.6 billion. We agreed to pay a weighted average pay rate of 4.66% and receive a floating rate based on one month LIBOR. At December 31, 2007, we entered into swap agreements with a total notional amount of $16.2 billion. We agreed to pay a weighted average pay rate of 5.03% and receive a floating rate based on one month LIBOR. We may enter into similar derivative transactions in the future by entering into interest rate collars, caps or floors or purchasing interest only securities.

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

         Capital Resources

         At December 31, 2008, we had no material commitments for capital expenditures.

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

         Other Matters

         We calculate that at least 75% of our assets were qualified REIT assets, as defined in the Code for the years ended December 31, 2008 and 2007. We also calculate that our revenue qualifies for the 75% source of income test and for the 95% source of income test rules for the years ended December 31, 2008 and 2007. Consequently, we met the REIT income and asset test. We also met all REIT requirements regarding the ownership of our common stock and the distribution of our net income. Therefore, for the years ended of December 31, 2008, 2007, and 2006, we believe that we qualified as a REIT under the Code.

         We at all times intend to conduct our business so as not to become regulated as an investment company under the Investment Company Act of 1940, or the Investment Company Act. If we were to become regulated as an investment company, then our use of leverage would be substantially reduced. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" (qualifying interests). Under current interpretation of the staff of the SEC, in order to qualify for this exemption, we must maintain at least 55% of our assets directly in qualifying interests and at least 80% of our assets in qualifying interests plus other real estate related assets. In addition, unless certain mortgage securities represent all the certificates issued with respect to an underlying pool of mortgages, the Mortgage-Backed Securities may be treated as securities separate from the underlying mortgage loans and, thus, may not be considered qualifying interests for purposes of the 55% requirement. We calculate that as of December 31, 2008 and December 31, 2007, we were in compliance with this requirement.

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

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

         Our profitability and the value of our portfolio (including interest rate swaps) may be adversely affected during any period as a result of changing interest rates. The following table quantifies the potential changes in net interest income, portfolio value should interest rates go up or down 25, 50 and 75 basis points, assuming the yield curves of the rate shocks will be parallel to each other and the current yield curve. All changes in income and value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at December 31, 2008 and various estimates regarding prepayment and all activities are made at each level of rate shock. Actual results could differ significantly from these estimates.

                                                                                   Projected Percentage Change in
                                            Projected Percentage Change in         Portfolio Value, with Effect of
        Change in Interest Rate                   Net Interest Income                    Interest Rate Swaps
---------------------------------------------------------------------------------------------------------------------

-75 Basis Points                                         8.82%                                  1.64%

-50 Basis Points                                         5.19%                                  1.58%
-25 Basis Points                                         1.85%                                  1.41%
Base Interest Rate                                         -                                      -
+25 Basis Points                                        (3.68%)                                 0.74%
+50 Basis Points                                        (7.62%)                                 0.25%
+75 Basis Points                                       (11.57%)                                (0.34%)

ASSET AND LIABILITY MANAGEMENT
         Asset and liability management is concerned with the timing and magnitude of the repricing of assets and liabilities. We attempt to control risks associated with interest rate movements. Methods for evaluating interest rate risk include an analysis of our interest rate sensitivity "gap", which is the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities. A gap is considered negative when the amount of interest-rate sensitive liabilities exceeds interest-rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to affect net interest income adversely. Because different types of assets and liabilities with the same or similar maturities may react differently to changes in overall market rates or conditions, changes in interest rates may affect net interest income positively or negatively even if an institution were perfectly matched in each maturity category.
         The following table sets forth the estimated maturity or repricing of our interest-earning assets and interest-bearing liabilities at December 31, 2008. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except adjustable-rate loans, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature and does include the effect of the interest rate swaps. The interest rate sensitivity of our assets and liabilities in the table could vary substantially based on actual prepayment experience.



                                        Within 3                              More than 1
                                         Months              4-12 Months       Year to 3    3 Years and
                                                                                Years           Over            Total
                                                                   (dollars in thousands)
                                     ------------------------------------------------------------------------------------
Rate Sensitive Assets:
 Investment Securities (Principal)       $ 5,722,108       $ 2,294,550      $ 3,196,475     $43,295,539      $54,508,672
 Cash Equivalents                            909,353                 -                -               -          909,353
 Reverse Repurchase Agreements               562,119                                                             562,119
                                     ------------------------------------------------------------------------------------
  Total Rate Sensitive Assets              7,193,580         2,294,550        3,196,475      43,295,539       55,980,144

Rate Sensitive Liabilities:
  Repurchase Agreements,
    with the effect of swaps              21,369,035         5,880,891       12,243,050       7,181,909       46,674,885
                                     ------------------------------------------------------------------------------------

Interest rate sensitivity gap           ($14,175,455)      ($3,586,341)     ($9,046,575)    $36,113,630       $9,305,259
                                     ====================================================================================

Cumulative rate sensitivity gap         ($14,175,455)     ($17,761,796)    ($26,808,371)    $ 9,305,259
                                     ===================================================================

Cumulative interest rate
sensitivity gap as a percentage of
total rate-sensitive assets                     (26%)             (33%)            (49%)            17%
                                     ===================================================================

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

ITEM 8        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------------

         Our financial statements and the related notes, together with the Report of Independent Registered Public Accounting Firm thereon, are set forth on pages F-1 through F-22 of this Form 10-K.

ITEM 9        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------------
              FINANCIAL DISCLOSURE
              --------------------

         None.

ITEM 9A       CONTROLS AND PROCEDURES
-------------------------------------


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


Dated:  February 25, 2009


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

         The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. In making this assessment, the Company's management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

         Based on management's assessment, the Company's management believes that, as of December 31, 2008, the Company's internal control over financial reporting was effective based on those criteria. There have been no changes in the Company's internal controls over financial reporting that occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to affect its internal control over financial reporting.

         The Company's independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the Company's internal control over financial reporting. This report appears on page F-1 of this annual report on Form 10-K.

ITEM 9B.     OTHER INFORMATION
------------------------------

         None.
                                    PART III
                                    --------

ITEM 10       DIRECTORS , EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
---------------------------------------------------------------------

         The information required by Item 10 as to our directors is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2008. The information regarding our executive officers required by Item 10 appears in Part I of this Form 10-K. The information required by Item 10 as to our compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2008.

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

ITEM 11       EXECUTIVE COMPENSATION
------------------------------------

         The information required by Item 11 is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2008.

ITEM 12       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
--------------------------------------------------------------------------------
              RELATED STOCKHOLDER MATTERS
              ---------------------------

         The information required by Item 12 is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2008.

ITEM 13       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
--------------------------------------------------------------------------
              INDEPENDENCE
              ------------

         The information required by Item 13 is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2008.

ITEM 14       PRINCIPAL ACCOUNTANT FEES AND SERVICES
----------------------------------------------------

         The information required by Item 14 is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2008.

                                     PART IV
                                     -------

ITEM 15       EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
------------------------------------------------------

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

10.2          Form of Master Repurchase Agreement  (incorporated by reference to Exhibit 10.7 to the
              Registrant's Registration Statement on Form S-11 (Registration No. 333-32913) filed with the
              Securities and Exchange Commission on August 5, 1997).
10.3          Amended and Restated Employment Agreement, effective as of June 4, 2004, between the
              Registrant and Michael A.J. Farrell (incorporated by reference to Exhibit 10.3 of the
              Registrant's Form 10-K filed with the Securities and Exchange Commission on March 10, 2005).*
10.4          Amended and Restated Employment Agreement, dated as of February 25, 2008, between the
              Registrant and Wellington J. Denahan.*
10.5          Amended and Restated Employment Agreement, effective as of June 4, 2004,between the
              Registrant and Kathryn F. Fagan (incorporated by reference to Exhibit 10.5 of the
              Registrant's Form 10-K filed with the Securities and Exchange Commission on March 10, 2005).*
10.6          Amended and Restated Employment Agreement, effective as of June 4, 2004, between the
              Registrant and James P. Fortescue (incorporated by reference to Exhibit 10.7 of the
              Registrant's Form 10-K filed with the Securities and Exchange Commission on March 10, 2005).*
10.7          Amended and Restated Employment Agreement, dated as of January 23, 2006, between the
              Registrant and Jeremy Diamond (incorporated by reference to Exhibit 10.7 for Diamond of the
              Registrant's Form 10-K filed with the Securities and Exchange Commission on March 13, 2006).*
10.8          Amended and Restated Employment Agreement, dated as of January 23, 2006, between the
              Registrant and Ronald D. Kazel. Diamond (incorporated by reference to Exhibit 10.7 for Kazel of the Registrant's Form 10-K filed with the Securities and Exchange Commission on March 13,
              2006).*
10.9          Amended and Restated Employment Agreement, dated as of April 21, 2006, between the Registrant and Rose-Marie Lyght (incorporated by reference to Exhibit 10.9 of the Registrant's Form 10-Q filed with the Securities and Exchange Commission on May 9, 2006).*
10.10         Amended and Restated Employment Agreement, effective as of June 4,
              2004, between the Registrant and Kristopher R. Konrad
              (incorporated by reference to Exhibit 10.11 of the Registrant's
              Form 10-K filed with the Securities and Exchange Commission on
              March 10, 2005).*
10.11         Amended and Restated Employment Agreement, dated January 23, 2006, between the Registrant and R. Nicholas Singh. Diamond
              (incorporated by reference to Exhibit 10.7 for Singh of the
              Registrant's Form 10-K filed with the Securities and Exchange
              Commission on March 13, 2006).*
12.1          Computation of ratio of earnings to combined fixed charges and preferred stock dividends.
23.1          Consent of Independent Registered Public Accounting Firm.
31.1          Certification of Michael A.J. Farrell, Chairman, Chief Executive Officer, and President of
              the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the
              Sarbanes-Oxley Act of 2002.
31.2          Certification of Kathryn F. Fagan, Chief Financial Officer and Treasurer of the Registrant,
              pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley
              Act of 2002.
32.1          Certification of Michael A.J. Farrell, Chairman, Chief Executive Officer, and President of
              the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the
              Sarbanes-Oxley Act of 2002.
32.2          Certification of Kathryn F. Fagan, Chief Financial Officer and Treasurer of the Registrant,
              pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley
              Act of 2002.

* Exhibit Numbers 10.1 and 10.3-10.11 are management contracts or compensatory plans required to be filed as Exhibits to this Form 10-K.


ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

FINANCIAL STATEMENTS
----------------------------------------------------------------------------------------------------------------------


                                                                                                                 Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                                                           F-1

CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2008 and
   2007:

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

   Consolidated Statements of Cash Flows                                                                          F-5

   Notes to Consolidated Financial Statements                                                                     F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Annaly Capital Management, Inc.
New York, New York

We have audited the accompanying consolidated statements of financial condition of Annaly Capital Management, Inc. and subsidiaries (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2008. We also have audited the Company's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report On Internal Control Over Financial Reporting at Item 9A. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Annaly Capital Management, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP
New York, New York
February 25, 2009

Part I
Item1.  Financial Statements

                ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           DECEMBER 31, 2008 AND 2007
                  (dollars in thousands, except for share data)

                                                                                                December 31, 2008  December 31, 2007
                                                                                               -------------------------------------
                                            ASSETS
                                            ------
Cash and cash equivalents                                                                                 $909,353      $   103,960
Reverse repurchase agreements with affiliate                                                               562,119                -
Mortgage-Backed Securities, at fair value                                                               55,046,995       52,879,528
Agency debentures, at fair value                                                                           598,945          253,915
Available for sale equity securities, at fair value                                                         52,795           64,754
Trading securities, at fair value                                                                                -           11,675
Receivable for Mortgage-Backed Securities sold                                                              75,546          276,737
Accrued interest and dividends receivable                                                                  282,532          271,996
Receivable from Prime Broker                                                                                16,886                -
Receivable for advisory and service fees                                                                     6,103            3,598
Intangible for customer relationships, net                                                                  12,380            9,842
Goodwill                                                                                                    27,917           22,966
Other assets                                                                                                 6,044            4,543
                                                                                               -------------------------------------

     Total assets                                                                                      $57,597,615      $53,903,514
                                                                                               =====================================

                             LIABILITIES AND STOCKHOLDERS' EQUITY
                             ------------------------------------
Liabilities:
  Repurchase agreements                                                                                $46,674,885      $46,046,560
  Payable for Investment Securities purchased                                                            2,062,030        1,677,131
  Trading securities sold, not yet purchased, at fair value                                                      -           32,835
  Accrued interest payable                                                                                 199,985          257,608
  Dividends payable                                                                                        270,736          136,618
  Accounts payable and other liabilities                                                                     8,380           36,688
  Interest rate swaps, at fair value                                                                     1,102,285          398,096
                                                                                               -------------------------------------

     Total liabilities                                                                                  50,318,301       48,585,536
                                                                                               -------------------------------------

Minority interest in equity of consolidated affiliate                                                            -            1,574
                                                                                               -------------------------------------

6.00% Series B Cumulative Convertible Preferred Stock:
4,600,000 shares authorized 3,963,525 and 4,600,000 shares issued
and outstanding respectively.                                                                               96,042          111,466
                                                                                               -------------------------------------

Commitments and contingencies (Note 13)                                                                          -                -

Stockholders' Equity:
7.875% Series A Cumulative Redeemable Preferred Stock:
7,412,500 shares authorized, issued and outstanding                                                        177,088          177,088
Common stock: par value $.01 per share; 987,987,500 shares
  authorized, 541,475,366 and 401,822,703 issued and outstanding,
  respectively                                                                                               5,415            4,018
Additional paid-in capital                                                                               7,633,438        5,297,922
Accumulated other comprehensive income (loss)                                                              252,230         (152,197)
Accumulated deficit                                                                                       (884,899)        (121,893)
                                                                                               -------------------------------------

     Total stockholders' equity                                                                          7,183,272        5,204,938
                                                                                               -------------------------------------

Total liabilities, minority interest, Series B Cumulative Convertible
Preferred Stock and stockholders' equity                                                               $57,597,615      $53,903,514
                                                                                               =====================================


See notes to consolidated financial statements.


                ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                  YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006
                (dollars in thousands, except per share amounts)

                                                                                             For the Year For the Year For the Year
                                                                                                 Ended        Ended       Ended
                                                                                              December 31, December 31, December 31,
                                                                                                  2008         2007        2006
                                                                                             ---------------------------------------
Interest income                                                                                $3,115,428   $2,355,447   $1,221,882
Interest expense                                                                                1,888,912    1,926,465    1,055,013
                                                                                             ---------------------------------------
     Net interest income                                                                        1,226,516      428,982      166,869
                                                                                             ---------------------------------------

Other (loss) income:
   Investment advisory and service fees                                                            27,891       22,028       22,351
   Gain (loss) on sale of Investment Securities                                                    10,713       19,062       (3,862)
   Gain on termination of interest rate swaps                                                           -        2,096       10,674
   Income from trading securities                                                                   9,695       19,147        3,994
   Dividend income from available-for-sale equity securities                                        2,713           91            -
   Loss on other-than-temporarily impaired securities                                             (31,834)      (1,189)     (52,348)
   Unrealized loss on interest rate swaps                                                        (768,268)           -            -
                                                                                             ---------------------------------------
     Total other (loss) income                                                                   (749,090)      61,235      (19,191)
                                                                                             ---------------------------------------

Expenses:
  Distribution fees                                                                                 1,589        3,647        3,444
  General and administrative expenses                                                             103,622       62,666       40,063
                                                                                             ---------------------------------------
     Total expenses                                                                               105,211       66,313       43,507
                                                                                             ---------------------------------------

 Impairment of intangible for customer relationships                                                    -            -        2,493
                                                                                             ---------------------------------------

 Income before income taxes and minority interest                                                 372,215      423,904      101,678

 Income taxes                                                                                      25,977        8,870        7,538
                                                                                             ---------------------------------------

 Income before minority interest                                                                  346,238      415,034       94,140

 Minority interest                                                                                     58          650          324
                                                                                             ---------------------------------------

 Net income                                                                                       346,180      414,384       93,816

Dividends on preferred stock                                                                       21,177       21,493       19,557
                                                                                             ---------------------------------------
Net income available to common shareholders                                                      $325,003     $392,891      $74,259
                                                                                             =======================================

Net income available per share to common shareholders:
  Basic                                                                                             $0.64        $1.32        $0.44
                                                                                             =======================================
  Diluted                                                                                           $0.64        $1.31        $0.44
                                                                                             =======================================

Weighted average number of common shares outstanding:
  Basic                                                                                       507,024,596  297,488,394  167,666,631
                                                                                             =======================================
  Diluted                                                                                     507,024,596  306,263,766  167,746,387
                                                                                             =======================================

Net income                                                                                       $346,180     $414,384      $93,816
                                                                                             ---------------------------------------
Other comprehensive gain (loss):
  Unrealized gain on available-for-sale securities                                                319,226      322,264       91,873
  Unrealized gain (loss) on interest rate swaps                                                    64,080     (378,380)      (6,404)
  Reclassification adjustment for net loss (gains)included in net income                           21,121      (19,969)      45,536
                                                                                             ---------------------------------------
  Other comprehensive income (loss)                                                               404,427      (76,085)     131,005
                                                                                             ---------------------------------------
Comprehensive income                                                                             $750,607     $338,299     $224,821
                                                                                             =======================================
See notes to consolidated financial statements.

                ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006
                  (dollars in thousands, except per share data)

                                                                                               Accumulated
                                                                           Common  Additional     Other
                                                                 Preferred  Stock    Paid-In   Comprehensive Accumulated
                                                                   Stock  Par Value  Capital   Income (Loss)   Deficit     Total
                                                                 -------------------------------------------------------------------
BALANCE, DECEMBER 31, 2005                                       $ 177,088  $ 1,237 $1,679,452    ($207,117)  ($146,637) $1,504,023
  Net income                                                             -        -          -            -      93,816           -
  Other comprehensive income                                             -        -          -      131,005           -           -
  Comprehensive income                                                   -        -          -            -           -     224,821
  Exercise of stock options                                              -        -        183            -           -         183
  Option expense                                                         -        -      1,285            -           -       1,285
  Net proceeds from follow-on offerings                                  -      800    913,200            -           -     914,000
  Net proceeds from equity shelf program                                 -       16     20,896            -           -      20,912
  Preferred Series A dividends declared $1.97 per share                  -        -          -            -     (14,594)    (14,594)
  Preferred Series B dividends declared $1.08 per share                  -        -          -            -      (4,966)     (4,966)
  Common dividends declared, $0.57 per share                             -        -          -            -    (102,623)   (102,623)
                                                                 -------------------------------------------------------------------
BALANCE, DECEMBER 31, 2006                                         177,088    2,053  2,615,016      (76,112)   (175,004)  2,543,041
  Net income                                                             -        -          -            -     414,384           -
  Other comprehensive loss                                                        -          -      (76,085)          -           -
  Comprehensive income                                                   -        -          -            -           -     338,299
  Exercise of stock options                                              -        -        576            -           -         576
  Option and long-term compensation expense                              -        -      1,355            -           -       1,355
  Net proceeds from follow-on offerings                                  -    1,829  2,483,700            -           -   2,485,529
  Net proceeds from ATM program                                          -       56     80,862            -           -      80,918
  Net proceeds from direct purchase and dividend reinvestment            -       80    116,413            -           -     116,493
  Preferred Series A dividends declared $1.97 per share                  -        -          -            -     (14,593)    (14,593)
  Preferred Series B dividends declared $1.50 per share                  -        -          -            -      (6,900)     (6,900)
  Common dividends declared, $1.04 per share                             -        -          -            -    (339,780)   (339,780)
                                                                 -------------------------------------------------------------------
BALANCE, DECEMBER 31, 2007                                         177,088    4,018  5,297,922     (152,197)   (121,893)  5,204,938
  Net income                                                             -        -          -            -     346,180           -
  Other comprehensive income                                             -        -          -      404,427           -           -
  Comprehensive income                                                   -        -          -            -           -     750,607
  Exercise of stock options                                              -        3      2,777            -           -       2,780
  Option and long-term compensation expense                              -        -      2,534            -           -       2,534
  Conversion of Series B cumulative convertible Preferred Stock          -       13     15,411            -           -      15,424
  Stock granted in acquisition                                           -        2      3,123            -           -       3,125
  Net proceeds from follow-on offerings                                  -    1,277  2,146,266            -           -   2,147,543
  Net proceeds from ATM program                                          -       44     71,788            -           -      71,832
  Net proceeds from direct purchase and dividend reinvestment            -       58     93,617            -           -      93,675
  Preferred Series A dividends declared $1.97 per share                  -        -          -            -     (14,594)    (14,594)
  Preferred Series B dividends declared $1.50 per share                  -        -          -            -      (6,583)     (6,583)
  Common dividends declared, $2.08 per share                             -        -          -            -  (1,088,009) (1,088,009)
                                                                 -------------------------------------------------------------------
BALANCE, DECEMBER 31, 2008                                       $ 177,088  $ 5,415 $7,633,438     $252,230   ($884,899) $7,183,272
                                                                 ===================================================================

See notes to consolidated financial statements

                ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006
                             (dollars in thousands)

                                                                                            For the Year  For the Year  For the Year
                                                                                                Ended       Ended         Ended
                                                                                            December 31,  December 31,  December 31,
                                                                                                2008         2007          2006
                                                                                          ------------------------------------------
Cash flows from operating activities:
Net income                                                                                     $346,180      $414,384       $93,816
Adjustments to reconcile net income to net cash provided
  by operating activities:
    Amortization of Mortgage Backed Securities premiums and discounts, net                       99,603        65,185        63,625
    Amortization of intangibles                                                                   4,133         1,377         1,589
    Amortization of trading securities premiums and discounts                                        (3)          (11)            -
    (Gain) loss on sale of Investment Securities                                                (10,713)      (19,062)        3,862
    Gain on termination of interest rate swaps                                                        -        (2,096)      (10,674)
    Stock option and long-term compensation expense                                               2,534         1,355         1,285
    Unrealized loss on interest rate swaps                                                      768,268             -             -
    Net realized gain on trading investments                                                    (12,578)       (4,430)       (1,200)
    Unrealized depreciation (appreciation) on trading investments                                 2,994       (11,013)        1,180
    Market value adjustment on long-term repurchase agreements                                        -             -          (149)
    Loss on other-than-temporarily impaired securities                                           31,834         1,189        52,348
    Impairment of intangibles                                                                         -             -         2,493
    Increase in accrued interest receivable                                                      (8,405)     (123,322)      (76,224)
    Decrease (increase) in other assets                                                             340        (2,264)         (238)
    Purchase of trading securities                                                              (13,048)      (18,479)      (44,200)
    Proceeds from sale of trading securities                                                     30,986        23,640        28,838
    Purchase of trading securities sold, not yet purchased                                      (22,290)      (13,620)      (16,096)
    Proceeds from securities sold, not yet purchased                                             21,483        21,489        55,073
    Decrease (increase) in advisory and service fees receivable                                     345          (420)          319
    (Decrease) Increase in interest payable                                                     (57,623)      173,610        56,004
    (Decrease) Increase in accrued expenses and other liabilities                               (28,867)       17,872         9,978
    Receivable from Prime Broker                                                                (16,886)            -             -
    Reduction of net assets in the fund                                                         (28,704)            -             -
                                                                                          ------------------------------------------
         Net cash provided by operating activities                                            1,109,583       525,384       221,629
                                                                                          ------------------------------------------
Cash flows from investing activities:
  Purchase of Mortgage-Backed Securities                                                    (25,281,183)  (32,832,687)  (23,196,076)
  Proceeds from sale of Investment Securities                                                15,491,408     4,847,909     3,040,984
  Principal payments of Mortgage-Backed Securities                                            8,619,102     6,831,406     5,115,693
  Purchase of agency debentures                                                                (500,000)     (256,241)            -
  Purchase of equity securities                                                                 (26,283)      (54,324)            -
  Purchase of reverse repurchase agreements                                                    (562,119)            -             -
  Investment to purchase subsidiary                                                             (12,628)            -             -
                                                                                          ------------------------------------------
       Net cash used in investing activities                                                 (2,271,703)  (21,463,937)  (15,039,399)
                                                                                          ------------------------------------------
Cash flows from financing activities:
  Proceeds from repurchase agreements                                                       434,042,799   393,750,907   292,418,807
  Principal payments on repurchase agreements                                              (433,414,474) (375,218,367) (278,481,088)
  Proceeds from exercise of stock options                                                         2,780           576           183
  Proceeds from termination of interest rate swaps                                                    -         2,096        10,674
  Proceeds from direct purchase and dividend reinvestment                                        93,675       116,493             -
  Net proceeds from follow-on offerings                                                       2,147,543     2,485,529       914,000
  Net proceeds from preferred stock offering                                                          -             -       111,466
  Net proceeds from ATM programs                                                                 71,832        80,918        20,912
  Minority interest                                                                              (1,574)       (3,750)        5,324
  Dividends paid                                                                               (975,068)     (263,671)      (95,534)
                                                                                          ------------------------------------------
       Net cash provided by financing activities                                              1,967,513    20,950,731    14,904,744
                                                                                          ------------------------------------------

Net increase in cash and cash equivalents                                                       805,393        12,178        86,974

Cash and cash equivalents, beginning of period                                                  103,960        91,782         4,808
                                                                                          ------------------------------------------

Cash and cash equivalents, end of period                                                        909,353      $103,960       $91,782
                                                                                          ==========================================

Supplemental disclosure of cash flow information:
  Interest paid                                                                              $1,946,535    $1,752,855      $999,009
                                                                                          ==========================================
  Taxes paid                                                                                    $18,866       $10,272        $7,242
                                                                                          ==========================================

Noncash financing activities:
  Net change in unrealized loss on available-for-sale securities and interest rate swaps,
   net of reclassification adjustment                                                          $404,427      ($76,085)     $131,005
                                                                                          ==========================================
  Dividends declared, not yet paid                                                             $270,736      $136,618       $39,016
                                                                                          ==========================================
Noncash investing activities:
  Receivable for Investment Securities Sold                                                     $75,546      $276,737      $200,535
                                                                                          ==========================================
  Payable for Investment Securities Purchased                                                $2,062,030    $1,677,131      $338,172
                                                                                          ==========================================
See notes to consolidated financial statements.

                ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
--------------------------------------------------------------------------------

1.     ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

       Annaly Capital Management, Inc. ("Annaly" or the "Company") was incorporated in Maryland on November 25, 1996. The Company commenced its operations of purchasing and managing an investment portfolio of mortgage-backed securities on February 18, 1997, upon receipt of the net proceeds from the private placement of equity capital, and completed its initial public offering on October 14, 1997. The Company is a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended. Fixed Income Discount Advisory Company ("FIDAC") is a registered investment advisor and is a wholly owned taxable REIT subsidiary of the Company. On June 27, 2006, the Company made a majority equity investment in an affiliated investment fund (the "Fund"), which is now wholly owned by the Company. During the third quarter of 2008, the Company formed RCap Securities Inc. ("RCap"). RCap was granted membership in the Financial Industry Regulatory Authority ("FINRA") on January 26, 2009, and will operate as broker-dealer. RCap is a wholly owned taxable REIT subsidiary of the Company. On October 31, 2008, the Company acquired Merganser Capital Management, Inc. ("Merganser"). Merganser is a registered investment advisor and is a wholly owned taxable REIT subsidiary of the Company.

A summary of the Company's significant accounting policies follows:

       The consolidated financial statements include the accounts of the Company, FIDAC, Merganser, RCap and the Fund. All intercompany balances and transactions have been eliminated. The minority shareholder's interest in the earnings of the Fund is reflected as minority interest in the consolidated financial statements.

       Cash and Cash Equivalents - Cash and cash equivalents include cash on hand and cash held in money market funds on an overnight basis.

       Reverse Repurchase Agreements - The Company may invest its daily available cash balances via reverse repurchase agreements to provide additional yield on its assets. These investments will typically be recorded as short term investments and will generally mature daily. Reverse repurchase agreements are recorded at cost and are collateralized by mortgage-backed securities pledged by the counterparty to the agreement.

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

       Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"), requires the Company to classify its Investment Securities as either trading investments, available-for-sale investments or held-to-maturity investments. Although the Company generally intends to hold most of its Investment Securities until maturity, it may, from time to time, sell any of its Investment Securities as part of its overall management of its portfolio. Accordingly, the Company classifies all of its Investment Securities as available-for-sale. All assets classified as available-for-sale are reported at estimated fair value, based on market prices from independent sources, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity. The Company's investment in Chimera Investment Corporation ("Chimera") is accounted for as available-for-sale equity securities under the provisions of SFAS 115.

       Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Based on the guidance provided by Financial Accounting Standards Board ("FASB") Staff Position Nos. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary-Impairment and its Application to Certain Investments, consideration is given to (1) the length of time and the extent to which the fair value has been lower than carrying value, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Unrealized losses on Investment Securities that are considered other than temporary, as measured by the amount of decline in fair value attributable to other-than-temporary factors, are recognized in income and the cost basis of the Investment Securities is adjusted. The loss on other-than-temporarily impaired securities was $31.8 million, $1.2 million and $52.3 million during the years ended December 31, 2008, 2007 and 2006, respectively.

       SFAS No. 107, Disclosure About Fair Value of Financial Instruments, requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. The estimated fair value of Investment Securities, available-for-sale equity securities, trading securities, trading securities sold, not yet purchased, receivable from prime broker and interest rate swaps is equal to their carrying value presented in the consolidated statements of financial condition. The estimated fair value of cash and cash equivalents, reverse repurchase agreements, accrued interest and dividends receivable, receivable for securities sold, receivable for advisory and service fees, repurchase agreements with maturities shorter than one year, payable for Investment Securities purchased, dividends payable, accounts payable and other liabilities, and accrued interest payable, generally approximates cost as of December 31, 2008 due to the short term nature of these financial instruments. The estimated fair value of long term structured repurchase agreements is reflected in the Footnote 7 to the financial statements.

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

       Derivative Financial Instruments/Hedging Activity - Prior to the fourth quarter of 2008, the Company designated interest rate swaps as cash flow hedges, whereby the swaps were recorded at fair value on the balance sheet as assets and liabilities with any changes in fair value recorded in accumulated other comprehensive income ("OCI"). In a cash flow hedge, a swap would exactly match the pricing date of the relevant repurchase agreement. Through the end of the third quarter the Company continued to be able to effectively match the swaps with the repurchase agreements therefore entering into effective hedge transactions. However, due to the volatility of the credit markets, it is no longer practical to match the pricing dates of both the swaps and the repurchase agreements.

       As a result, the Company voluntarily discontinued hedge accounting in the fourth quarter of 2008 through a combination of de-designating previously defined hedge relationships and not designating new contracts as cash flow hedges. The de-designation of cash flow hedges was done in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and Derivatives Implementation Group "DIG" Issue Nos. G3, G17, G18 & G20, which generally requires that the net derivative gain or loss related to the discontinued cash flow hedge should continue to be reported in accumulated OCI, unless it is probable that the forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter. The Company continues to hold repurchase agreements in excess of swap contracts and has no indication that interest payments on the hedged repurchase agreements are in jeopardy of discontinuing. Therefore, the deferred losses related to these derivatives that have been de-designated will not be recognized immediately and will remain in OCI. These losses are expected to be reclassified into earnings during the contractual terms of the swap agreements starting as of October 1, 2008. Changes in the unrealized gains or losses on the interest rate swaps subsequent to September 30, 2008 were reflected in the Company's statement of operations and comprehensive income.

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

       Income Taxes - The Company has elected to be taxed as a REIT and intends to comply with the provisions of the Internal Revenue Code of 1986, as amended (the "Code"), with respect thereto. Accordingly, the Company will not be subjected to federal income tax to the extent of its distributions to shareholders and as long as certain asset, income and stock ownership tests are met. The Company and each of its subsidiaries, FIDAC, Merganser, and RCap have made separate joint election to treat the subsidiaries as a taxable REIT subsidiary. As such, each of the taxable REIT subsidiaries are taxable as a domestic C corporation and subject to federal, state, and local income taxes based upon its taxable income. The affiliated investment fund is a partnership and the income and expense flow through to the Company.

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

       Goodwill and Intangible assets - The Company's acquisitions of FIDAC and Merganser were accounted for using the purchase method. Under the purchase method, net assets and results of operations of acquired companies are included in the consolidated financial statements from the date of acquisition. In addition, the costs of FIDAC and Merganser were allocated to the assets acquired, including identifiable intangible assets, and the liabilities assumed based on their estimated fair values at the date of acquisition. The excess of purchase price over the fair value of the net assets acquired was recognized as goodwill. Intangible assets are periodically (but not less frequently than annually) reviewed for potential impairment. Intangible assets with an estimated useful life are expected to amortize over a 10.5 year weighted average time period. During the years ended December 31, 2008 and 2007, there were no impairment losses. During the year ended December 31, 2006 the Company recognized $2.5 million in impairment losses on intangible assets relating to customer relationships.

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

       On October 10, 2008, FASB issued FASB Staff Position (FSP) 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active ("FSP 157-3"), in response to the deterioration of the credit markets. This FSP provides guidance clarifying how SFAS 157 should be applied when valuing securities in markets that are not active. The guidance provides an illustrative example that applies the objectives and framework of SFAS 157, utilizing management's internal cash flow and discount rate assumptions when relevant observable data does not exist. It further clarifies how observable market information and market quotes should be considered when measuring fair value in an inactive market. It reaffirms the notion of fair value as an exit price as of the measurement date and that fair value analysis is a transactional process and should not be broadly applied to a group of assets. FSP 157-3 is effective upon issuance including prior periods for which financial statements have not been issued. FSP 157-3 does not have a material effect on the fair value of its assets as the Company intends to continue to hold assets that can be valued via level 1 and level 2 criteria, as defined under SFAS 157.

2.     MORTGAGE-BACKED SECURITIES

       The following tables present the Company's available-for-sale Mortgage-Backed Securities portfolio as of December 31, 2008 and 2007 which were carried at their fair value:

                         Federal Home Loan  Federal National Government National
December 31, 2008             Mortgage          Mortgage          Mortgage         Total Mortgage-
                             Corporation       Association       Association      Backed Securities
                        ----------------------------------------------------------------------------
                                                   (dollars in thousands)
Mortgage-Backed
 Securities, gross             $19,898,430       $32,749,123         $1,259,118         $53,906,671
Unamortized discount               (26,733)          (36,647)              (787)            (64,167)
Unamortized premium                212,354           381,433             25,694             619,481
                        ----------------------------------------------------------------------------
Amortized cost                  20,084,051        33,093,909          1,284,025          54,461,985

Gross unrealized gains             297,366           468,824             14,606             780,796
Gross unrealized losses            (71,195)         (123,443)            (1,148)           (195,786)
                        ----------------------------------------------------------------------------

Estimated fair value           $20,310,222       $33,439,290         $1,297,483         $55,046,995
                        ============================================================================
                                            Gross Unrealized  Gross Unrealized
                          Amortized Cost           Gain              Loss       Estimated Fair Value
                        ----------------------------------------------------------------------------
                                                   (dollars in thousands)
Adjustable rate                $19,509,017          $287,249          ($178,599)        $19,617,667

Fixed rate                      34,952,968           493,547            (17,187)         35,429,328
                        ----------------------------------------------------------------------------

Total                          $54,461,985          $780,796          ($195,786)        $55,046,995
                        ============================================================================

                         Federal Home Loan  Federal National Government National
December 31, 2007             Mortgage          Mortgage          Mortgage         Total Mortgage-
                             Corporation       Association       Association      Backed Securities
                        ----------------------------------------------------------------------------
                                                   (dollars in thousands)
Mortgage-Backed
 Securities, gross             $19,789,792       $32,155,740           $367,066         $52,312,598
Unamortized discount               (30,679)          (45,496)              (506)            (76,681)
Unamortized premium                136,780           266,357              2,678             405,815
                        ----------------------------------------------------------------------------
Amortized cost                  19,895,893        32,376,601            369,238          52,641,732

Gross unrealized gains             141,248           224,795              2,229             368,272
Gross unrealized losses            (52,623)          (75,949)            (1,904)           (130,476)
                        ----------------------------------------------------------------------------

Estimated fair value           $19,984,518       $32,525,447           $369,563         $52,879,528
                        ============================================================================
                                            Gross Unrealized   Gross Unrealized
                          Amortized Cost          Gain               Loss       Estimated Fair Value
                        ----------------------------------------------------------------------------
                                                   (dollars in thousands)
Adjustable rate                $15,361,031           $96,310           ($76,853)        $15,380,488

Fixed rate                      37,280,701           271,962            (53,623)         37,499,040
                        ----------------------------------------------------------------------------

Total                          $52,641,732          $368,272          ($130,476)        $52,879,528
                        ============================================================================

       Actual maturities of Mortgage-Backed Securities are generally shorter than stated contractual maturities because actual maturities of Mortgage-Backed Securities are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal. The following table summarizes the Company's Mortgage-Backed Securities on December 31, 2008 and 2007, according to their estimated weighted-average life classifications:

                                                          December 31, 2008                 December 31, 2007
              Weighted-Average Life                  Fair Value    Amortized Cost      Fair Value     Amortized Cost
                                                                         (dollars in thousands)
----------------------------------------------------------------------------------------------------------------------

Less than one year                                    $ 4,147,646      $ 4,181,282         $ 324,495        $ 326,754

Greater than one year and less than five years         37,494,312       37,102,706        35,772,813       35,586,721

Greater than or equal to five years                    13,405,037       13,177,997        16,782,220       16,728,257
                                                   -------------------------------------------------------------------
Total                                                 $55,046,995      $54,461,985       $52,879,528      $52,641,732
                                                   ===================================================================

       The weighted-average lives of the Mortgage-Backed Securities at December 31, 2008 and 2007 in the table above are based upon data provided through subscription-based financial information services, assuming constant principal prepayment rates to the reset date of each security. The prepayment model considers current yield, forward yield, steepness of the yield curve, current mortgage rates, mortgage rate of the outstanding loans, loan age, margin and volatility. The actual weighted average lives of the Mortgage-Backed Securities could be longer or shorter than estimated.

       The following table presents the gross unrealized losses, and estimated fair value of the Company's Mortgage-Backed Securities by length of time that such securities have been in a continuous unrealized loss position at December 31, 2008 and December 31, 2007.

                                                     Unrealized Loss Position For:
                                                         (dollars in thousands)
                     -----------------------------------------------------------------------------------------------
                           Less than 12 Months               12 Months or More                    Total
                     -----------------------------------------------------------------------------------------------
                         Estimated       Unrealized    Estimated Fair    Unrealized     Estimated      Unrealized
                        Fair Value         Losses           Value          Losses       Fair Value       Losses
                     -----------------------------------------------------------------------------------------------

December 31, 2008          $4,631,897     ($65,790)       $4,267,448     ($129,996)      $8,899,345      ($195,786)

December 31, 2007          $7,593,443     ($62,594)       $5,340,667      ($67,882)     $12,934,110      ($130,476)

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

       The adjustable rate Mortgage-Backed Securities are limited by periodic caps (generally interest rate adjustments are limited to no more than 1% every nine months) and lifetime caps. The weighted average lifetime cap was 10.0% at December 31, 2008 and 9.9% at December 31, 2007.

       During the year ended December 31, 2008, the Company sold $15.1 billion of Mortgage-Backed Securities, resulting in a realized gain of $10.7 million. During the year ended December 31, 2007, the Company sold $4.9 billion of Mortgage-Backed Securities, resulting in a realized gain of $19.1 million.

3.     AVAILABLE FOR SALE EQUITY SECURITIES

       All of the available-for-sale equity securities are shares of Chimera and are reported at fair value. The Company owns approximately 15.3 million shares of Chimera at a carrying value of $52.8 million. Although the Company has the intent and ability to retain the investment in Chimera indefinitely, the Company determined based on the FSP FAS-115 that an other-than-temporarily impaired charge of $31.8 million was appropriate in the third quarter of 2008 and is reflected in the income statement for the year ended of December 31, 2008. This determination is based on the extent of the decline in value of the Chimera shares combined with the current state of the mortgage and credit markets. At December 31, 2008, the investment in Chimera had an unrealized gain of $4.0 million.


4.     REVERSE REPURCHASE AGREEMENT

       During the first quarter of 2008, the Company began using excess cash to do reverse repurchase agreements. At December 31, 2008, the Company had lent $562.1 million to Chimera in an overnight reverse repurchase agreement. This amount is included at the principal amount which approximates fair value in the Company's Statement of Financial Condition. The interest rate at December 31, 2008 was an at the market rate of 1.43%. The average rate on all reverse repurchase agreements for the year was 2.99%. The collateral for this loan is mortgage-backed securities with a fair value of $680.8 million.

5.     RECEIVABLE FROM PRIME BROKER

       These net assets of the investment fund owned by the Company are subject to English bankruptcy law, which governs the administration of Lehman Brothers International (Europe) ("LBIE"), as well as the law of New York, which governs the contractual documents. Until the Company's contractual documents with LBIE are terminated, the value of the assets and liabilities in its account with LBIE will continue to fluctuate based on market movements. The Company does not intend to terminate these contractual documents until LBIE's administrators have clarified the consequences of doing so. The Company has not received notice from LBIE's administrators that LBIE has terminated the documents. LBIE's administrators have advised the Company that they can provide no additional information about the account at this time. As a result, the Company has recorded a receivable from LBIE based on the fair value of its account with LBIE as of September 15, 2008 of $16.9 million, which is the date of the last statement it received from LBIE on the account's assets and liabilities. The Company can provide no assurance, however, that it will recover all or any portion of these assets following completion of LBIE's administration (and any subsequent liquidation).

6.     FAIR VALUE MEASUREMENTS

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

                                                                 Level 1             Level 2            Level 3
                                                                             (dollars in thousands)
---------------------------------------------------------------------------------------------------------------------
Assets:
  Mortgage-Backed Securities                                                -          $55,046,995                 -
  Agency debentures                                                         -              598,945                 -
  Available for sale equity securities                                $52,795                    -                 -

Liabilities:
  Interest rate swaps                                                       -            1,102,285                 -

       The classification of assets and liabilities by level remains unchanged at December 31, 2008, when compared to the previous quarter.

7.       REPURCHASE AGREEMENTS

       The Company had outstanding $46.7 billion and $46.0 billion of repurchase agreements with weighted average borrowing rates of 4.08% and 4.76%, after giving effect to the Company's interest rate swaps, and weighted average remaining maturities of 238 days and 234 days as of December 31, 2008 and December 31, 2007, respectively. Investment Securities pledged as collateral under these repurchase agreements and interest rate swaps had an estimated fair value of $51.8 billion at December 31, 2008 and $48.3 billion at December 31, 2007.

       At December 31, 2008 and 2007, the repurchase agreements had the following remaining maturities:

                                                      December 31, 2008           December 31, 2007
                                                                     (dollars in thousands)
                                                      ---------------------------------------------------
Within 30 days                                                 $32,025,186                   $34,940,600
30 to 59 days                                                    5,205,352                     4,005,960
60 to 89 days                                                      209,673                       300,000
90 to 119 days                                                     254,674                             -
Over 120 days                                                    8,980,000                     6,800,000
                                                      ---------------------------------------------------
Total                                                          $46,674,885                   $46,046,560
                                                      ===================================================

       The Company did not have an amount at risk greater than 10% of the equity of the Company with any counterparty as of December 31, 2008 or December 31, 2007.

       The Company has entered into repurchase agreements which provide the counterparty with the right to call the balance prior to maturity date. These repurchase agreements totaled $8.1 billion and the fair value of the option to call was ($574.3 million) at December 31, 2008. The repurchase agreements totaled $6.4 billion and the fair value of the option to call was ($176.7 million) at December 31, 2007. Management has determined that the call option is not required to be bifurcated under the provisions of SFAS 133 as it is deemed clearly and closely related to the debt instrument, therefore the fair value of the option is not recorded in the consolidated financial statements.

8.     INTEREST RATE SWAPS

       In connection with the Company's interest rate risk management strategy, the Company hedges a portion of its interest rate risk by entering into derivative financial instrument contracts. As of December 31, 2008, such instruments are comprised of interest rate swaps, which in effect modify the cash flows on repurchase agreements. The use of interest rate swaps creates exposure to credit risk relating to potential losses that could be recognized if the counterparties to these instruments fail to perform their obligations under the contracts. In the event of a default by the counterparty, the Company could have difficulty obtaining its Mortgage-Backed Securities pledged as collateral for swaps. The Company does not anticipate any defaults by its counterparties.

       The Company's swaps are used to lock in the fixed rate related to a portion of its current and anticipated future 30-day term repurchase agreements.

       The table below presents information about the Company's swaps outstanding at December 31, 2008 December 31, 2007.

                                                                                                     Net Estimated Fair
                                Notional Amount                Weighted          Weighted Average    Value/Carrying Value
                             (dollars in thousands)        Average Pay Rate        Receive Rate     (dollars in thousands)
                         ---------------------------------------------------------------------------------------------------

December 31, 2008                           $17,615,750                    4.66%             1.18%              ($1,102,285)

December 31, 2007                           $16,243,500                    5.03%             5.06%                ($398,096)

9.     PREFERRED STOCK AND COMMON STOCK

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

       During the year ended December 31, 2008, the Company raised $93.7 million by issuing 5.8 million shares, through the Direct Purchase and Dividend Reinvestment Program.

       During the year ended December 31, 2008, 300,000 options were exercised under the Long-Term Stock Incentive Plan, or Incentive Plan, for an aggregate exercise price of $2.8 million.

       On August 3, 2006, the Company entered into an ATM Equity Offering(sm) Sales Agreement with Merrill Lynch & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, relating to the sale of shares of the Company's common stock from time to time through Merrill Lynch. Sales of the shares, if any, are made by means of ordinary brokers' transaction on the New York Stock Exchange. During the year ended December 31, 2008, 588,000 shares of the Company's common stock were issued pursuant to this program, totaling $11.5 million in net proceeds.

       On August 3, 2006, the Company entered into an ATM Equity Sales Agreement with UBS Securities LLC, relating to the sale of shares of the Company's common stock from time to time through UBS Securities. Sales of the shares, if any, will be made by means of ordinary brokers' transaction on the New York Stock Exchange. During the year ended December 31, 2008, 3.8 million shares of the Company's common stock were issued pursuant to this program, totaling $60.3 million in net proceeds.

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

       During the year ended December 31, 2007, 56,000 options were exercised under the Long-Term Stock Incentive Plan, or Incentive Plan, for an aggregate exercise price of $576,000.

       During the year ended December 31, 2007, 4.5 million shares of the Company's common stock were issued pursuant to the Company's ATM Equity Offering(sm) Sales Agreement with Merrill Lynch, totaling $66.2 million in net proceeds. During the year ended December 31, 2007, 1.1 million shares of its common stock were issued pursuant to the Company's ATM Equity Sales Agreement with UBS Securities, totaling $14.7 million in net proceeds.

       On August 16, 2006, the Company entered into an underwriting agreement pursuant to which it sold 40,825,000 shares of its common stock for net proceeds following underwriting expenses of approximately $476.7 million. This transaction settled on August 22, 2006.

       On April 6, 2006, the Company entered into an underwriting agreement pursuant to which it sold 39,215,000 shares of its common stock for net proceeds following underwriting expenses of approximately $437.7 million. On April 6, 2006, the Company entered into a second underwriting agreement pursuant to which if sold 4,600,000 shares of its 6% Series B Cumulative Convertible Preferred Stock for net proceeds following underwriting expenses of approximately $111.5 million. Both of these transactions settled on April 12, 2006.

       During the year ended December 31, 2006, 500,000 shares of the Company's common stock were issued pursuant to the Company's ATM Equity Offering(sm) Sales Agreement with Merrill Lynch, totaling $6.7 million in net proceeds. During the year ended December 31, 2006, no shares of the Company's common stock were issued pursuant to the Company's ATM Equity Sales Agreement with UBS Securities.

       During the year ended December 31, 2006, 1.1 million shares of the Company's common stock were issued through the Equity Shelf Program, totaling net proceeds of $14.2 million. During the year ended December 31, 2006, 22,160 options were exercised under the Incentive Plan for an aggregate exercise price of $183,000.

       (B) Preferred Stock

       At December 31, 2008 and 2007, the Company had issued and outstanding 7,412,500 shares of Series A Cumulative Redeemable Preferred Stock ("Series A Preferred Stock"), with a par value $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The Series A Preferred Stock must be paid a dividend at a rate of 7.875% per year on the $25.00 liquidation preference before the common stock is entitled to receive any dividends. The Series A Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not declared) exclusively at the Company's option commencing on April 5, 2009 (subject to the Company's right under limited circumstances to redeem the Series A Preferred Stock earlier in order to preserve its qualification as a REIT). The Series A Preferred Stock is senior to the Company's common stock and is on parity with the Series B Preferred Stock with respect to dividends and distributions, including distributions upon liquidation, dissolution or winding up. The Series A Preferred Stock generally does not have any voting rights, except if the Company fails to pay dividends on the Series A Preferred Stock for six or more quarterly periods (whether or not consecutive). Under such circumstances, the Series A Preferred Stock, together with the Series B Preferred Stock, will be entitled to vote to elect two additional directors to the Board, until all unpaid dividends have been paid or declared and set apart for payment. In addition, certain material and adverse changes to the terms of the Series A Preferred Stock cannot be made without the affirmative vote of holders of at least two-thirds of the outstanding shares of Series A Preferred Stock and Series B Preferred Stock. Through December 31, 2008, the Company had declared and paid all required quarterly dividends on the Series A Preferred Stock.

       At December 31, 2008, the Company had issued and outstanding 3,963,525 shares of Series B Cumulative Convertible Preferred Stock ("Series B Preferred Stock"), with a par value $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The Series B Preferred Stock must be paid a dividend at a rate of 6% per year on the $25.00 liquidation preference before the common stock is entitled to receive any dividends.

       At December 31, 2007, the Company had issued and outstanding 4,600,000 shares of Series B Preferred Stock.

       The Series B Preferred Stock is not redeemable. The Series B Preferred Stock is convertible into shares of common stock at a conversion rate that adjusts from time to time upon the occurrence of certain events, including if the Company distributes to its common shareholders in any calendar quarter cash dividends in excess of $0.11 per share. Initially, the conversion rate was
1.7730 shares of common shares per $25 liquidation preference. At December 31, 2008, the conversion ratio was 2.0650 shares of common stock per $25 liquidation preference. Commencing April 5, 2011, the Company has the right in certain circumstances to convert each Series B Preferred Stock into a number of common shares based upon the then prevailing conversion rate. The Series B Preferred Stock is also convertible into common shares at the option of the Series B preferred shareholder at anytime at the then prevailing conversion rate. The Series B Preferred Stock is senior to the Company's common stock and is on parity with the Series A Preferred Stock with respect to dividends and distributions, including distributions upon liquidation, dissolution or winding up. The Series B Preferred Stock generally does not have any voting rights, except if the Company fails to pay dividends on the Series B Preferred Stock for six or more quarterly periods (whether or not consecutive). Under such circumstances, the Series B Preferred Stock, together with the Series A Preferred Stock, will be entitled to vote to elect two additional directors to the Board, until all unpaid dividends have been paid or declared and set apart for payment. In addition, certain material and adverse changes to the terms of the Series B Preferred Stock cannot be made without the affirmative vote of holders of at least two-thirds of the outstanding shares of Series B Preferred Stock and Series A Preferred Stock. Through December 31, 2008, the Company had declared and paid all required quarterly dividends on the Series B Preferred Stock. During the year ended December 31, 2008, 636,475 shares of Series B Preferred Stock were converted into 1,268,081 shares of common stock. During the year ended December 31, 2007, no shares of Series B Preferred Stock were converted.

       (C) Distributions to Shareholders

       During the year ended December 31, 2008, the Company declared dividends to common shareholders totaling $1.1 billion or $2.08 per share, of which $270.7 million were paid to shareholders on January 29, 2009. During the year ended December 31, 2008, the Company declared dividends to Series A Preferred shareholders totaling approximately $14.6 million or $1.97 per share, and Series B shareholders totaling approximately $6.6 million or $1.50 per share, which were paid to shareholders on December 31, 2008.

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

10.    NET INCOME PER COMMON SHARE

       The following table presents a reconciliation of the net income and shares used in calculating basic and diluted earnings per share for the years ended December 31, 2008, 2007, and 2006.

                                                                              For the years ended
                                                                            (amounts in thousands)
                                                             ------------------------------------------------------
                                                              December 31,         December 31,     December 31,
                                                                  2008              2007                   2006
                                                             ------------------------------------------------------
Net income                                                          $346,180           $414,384            $93,816
Less: Preferred stock dividends                                       21,177             21,493             19,557
                                                             ------------------------------------------------------
Net income available to common shareholders,                         325,003            392,891             74,259
  prior to adjustment for Series B dividends, if
  necessary
Add: Preferred Series B dividends, if Series B
  shares are dilutive                                                      -              6,900                    -
                                                             ------------------------------------------------------
Net income, as adjusted                                             $325,003           $399,791            $74,259
                                                             ======================================================

Weighted average shares of common stock
  outstanding-basic                                                  507,025            297,488            167,667

Add:  Effect of dilutive stock options and Series
  B Cumulative Convertible Preferred Stock                                 -              8,775                 79
                                                             ------------------------------------------------------
Weighted average shares of common
  stock outstanding-diluted                                          507,025            306,263            167,746
                                                             ======================================================

       Options to purchase 5.2 million shares of common stock, were outstanding and considered anti-dilutive as their exercise price and option expense exceeded the average stock price for the year ended December 31, 2008. The Series B Cumulative Convertible Preferred Stock was anti-dilutive for the years ended December 31, 2008 and 2006.

11.    LONG-TERM STOCK INCENTIVE PLAN

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

                                                                              For the year ended
                                                 ----------------------------------------------------------------
                                                       December 31, 2008               December 31, 2007
                                                 ----------------------------------------------------------------
                                                                   Weighted
                                                                    Average                          Weighted
                                                   Number of       Exercise        Number of          Average
                                                     Shares          Price          Shares         Exercise Price
                                                 ----------------------------------------------------------------
Options outstanding at the beginning of
 year                                                 3,437,267         $15.23        2,984,995           $15.10
Granted                                               2,043,700          16.02          687,250            15.69
Exercised                                              (293,243)          9.59          (55,738)           10.34
Forfeited                                                (2,550)         15.84         (174,240)           16.06
Expired                                                  (5,010)         20.67           (5,000)           20.35
                                                 ----------------------------------------------------------------
Options outstanding at the end of period              5,180,164         $15.87        3,437,267           $15.23
                                                 ================================================================
Options exercisable at the end of the period          2,119,964         $16.36        1,286,004           $14.98
                                                 ================================================================

       The weighted average remaining contractual term was approximately 7.6 years for stock options outstanding and approximately 5.6 years for stock options exercisable as of December 31, 2008. As of December 31, 2008, there was approximately $9.3 million of total unrecognized compensation cost related to nonvested share-based compensation awards. That cost is expected to be recognized over a weighted average period of 3.3 years.

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

       During the year ended December 31, 2007, the Company granted 7,000 shares of restricted common stock to certain of its employees. As of December 31, 2008, 3,360 of these restricted shares were unvested and subject to forfeiture.

12.    INCOME TAXES

       As a REIT, the Company is not subject to federal income tax on earnings distributed to its shareholders. Most states recognize REIT status as well. The Company has decided to distribute the majority of its income and retain a portion of the permanent difference between book and taxable income arising from
Section 162(m) of the Code pertaining to employee remuneration.

       During the year ended December 31, 2008, FIDAC recorded $4.0 million of income tax expense for income attributable to FIDAC, and the portion of earnings retained based on Code Section 162(m) limitations. During the year ended December 31, 2008, Merganser recorded $94,000 of income tax expense for income attributable to Merganser. During the year ended December 31, 2008, the Company recorded $21.9 million of income tax expense for a portion of earnings retained based on Section 162(m) limitations. The effective tax rate was 53% for the year ended December 31, 2008.

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

       The Company's effective tax rate was 53%, 51%, and 45% for the years ended December 31, 2008, 2007, and 2006, respectively. These rates differed from the federal statutory rate as a result of state and local taxes and permanent difference pertaining to employee remuneration as discussed above.

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

13.    LEASE COMMITMENTS AND CONTINGENCIES

       The Company has a non-cancelable lease for office space, which commenced in May 2002 and expires in December 2009. The Company's aggregate future minimum lease payments total $532,000.

       From time to time, the Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company's consolidated financial statements and therefore no accrual is required as of December 31, 2008.

       Merganser's prior owner may receive additional consideration as an earn-out during 2010, 2011 and 2012 if Merganser meets specific performance goals under the merger agreement. The Company cannot currently calculate how much consideration will be paid under the earn-out provisions because the payment amount will vary depending upon whether and the extent to which Merganser achieves specific performance goals. Any amounts paid under this provision will be recorded as additional goodwill.

14.    INTEREST RATE RISK

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

       The Company seeks to manage the extent to which net income changes as a function of changes in interest rates by matching adjustable-rate assets with variable-rate borrowings. The Company may seek to mitigate the potential impact on net income of periodic and lifetime coupon adjustment restrictions in the portfolio of Investment Securities by entering into interest rate agreements such as interest rate caps and interest rate swaps. As of December 31, 2008, the Company entered into interest rate swaps to pay a fixed rate and receive a floating rate of interest, with a total notional amount of $17.6 billion.

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

15.    RELATED PARTY TRANSACTIONS

       At December 31, 2008, the Company had lent $562.1 million to Chimera in an overnight reverse repurchase agreement. This amount is included at the principal amount which approximates fair value in the Company's Statement of Financial Condition. The interest rate at December 31, 2008 was an at the market rate of 1.43%. The average rate for the year was 2.96%. The collateral for this loan is mortgage-backed securities with a fair value of $680.8 million.

       On October 29, 2008, the Company purchased approximately 11.7 million shares of Chimera common stock at a price of $2.25 per share for aggregate proceeds of approximately $26.3 million. Chimera is managed by FIDAC, and the Company owns approximately 8.6% of Chimera's common stock.

16.    MERGANSER CAPITAL MANAGEMENT, INC.

       The Company acquired Merganser pursuant to a merger which was consummated before the opening of business on October 31, 2008. The merger was accounted for using the purchase method of accounting in accordance with SFAS No. 141, and the purchase price was allocated to the acquired assets and liabilities based on their fair values, with the excess allocated to goodwill. The purchase price was paid in cash and Company's stock. Accordingly, the consolidated balance sheet as of December 31, 2008 includes the effects of the merger and the Company's application of the purchase method of accounting. Additionally, the consolidated statements of operations and of cash flows for the year ended December 31, 2008 include the results of the Merganser for the period from October 31, 2008 to December 31, 2008.

 A summary of the fair values of the net assets acquired is as follows:

                                                                 (dollars in thousands)
Receivable for advisory fees and services                                           $2,849
Other assets                                                                           654
Customer relationships                                                               6,600
Trade name                                                                             330
Goodwill                                                                             4,488
Favorable leasehold interest                                                         1,310
Payables                                                                            (1,169)
                                                               ----------------------------
  Total purchase price                                                             $15,062
                                                               ============================

17.    SUBSEQUENT EVENTS

       Pursuant to NASD Rule 1014, the application of RCap was granted membership in FINRA on January 26, 2009. RCap is expected to commence operations as a broker dealer during the first quarter of 2009.

18.    SUMMARIZED QUARTERLY (UNAUDITED)

       The following is a presentation of the quarterly results of operations for the year ended December 31, 2008.

                                                              March 31,    June 30, 2008   September 30,     December 31,
                                                                2008                            2008             2008
                                                                     (dollars in thousands, except per share data)
                                                            ----------------------------------------------------------------
Interest income                                                  $791,128       $773,359          $810,659         $740,282

Interest expense                                                  537,606        442,251           458,250          450,805
                                                            ----------------------------------------------------------------

Net interest income                                               253,522        331,108           352,409          289,477
                                                            ----------------------------------------------------------------

Other income:
  Investment advisory and service fees                              6,598          6,406             7,663            7,224
  Gain (loss) on sale of Investment Securities                      9,417          2,830            (1,066)            (468)
  Income (loss) from trading securities                             1,854          2,180             7,671           (2,010)
  Dividend income from available-for-sale equity
     securities                                                       941            580               580              612
  Loss on other-than-temporarily impaired securities                    -              -           (31,834)               -
  Unrealized loss on interest rate swaps                                -              -                 -         (768,268)
                                                            ----------------------------------------------------------------

      Total other income                                           18,810         11,996           (16,986)        (762,910)
                                                            ----------------------------------------------------------------

Expenses:
  Distribution fees                                                   633            370               299              287
  General and administrative expenses                              23,995         27,215            25,455           26,957
                                                            ----------------------------------------------------------------
      Total expenses                                               24,628         27,585            25,754           27,244
                                                            ----------------------------------------------------------------

Income (loss) before income taxes and minority
  interest                                                        247,704        315,519           309,669         (500,677)

Income taxes                                                        4,610          7,527             7,538            6,302
                                                            ----------------------------------------------------------------
Income (loss) before minority interest                            243,094        307,992           302,131         (506,979)

Minority interest                                                      58              -                 -                -
                                                            ----------------------------------------------------------------
                                                                  243,036        307,992           302,131         (506,979)
Net Income

Dividends on preferred stock                                        5,373          5,334             5,335            5,135
                                                            ----------------------------------------------------------------

Net income (loss) available (related) to common
  shareholders                                                   $237,663       $302,658          $296,796        ($512,114)
                                                            ================================================================

Weighted average number of basic common shares
outstanding                                                   443,812,432    503,758,079       538,706,131      541,099,147
                                                            ================================================================
Weighted average number of diluted common shares
outstanding                                                   452,967,457    512,678,975       547,882,488      541,099,147
                                                            ================================================================

Net income available to common
  shareholders per average common  share:
Basic                                                               $0.54          $0.60             $0.55           ($0.95)
                                                            ================================================================
Diluted                                                             $0.53          $0.59             $0.54           ($0.95)
                                                            ================================================================

The following is a presentation of the quarterly results of operations for the year ended December 31, 2007.

                                                              March 31,      June 30,      September 30,     December 31,
                                                                2007           2007             2007             2007
                                                                     (dollars in thousands, except per share data)
                                                            ----------------------------------------------------------------

Interest income                                                  $449,564       $556,262          $628,696         $720,925

Interest expense                                                  380,164        468,748           519,118          558,435
                                                            ----------------------------------------------------------------
Net interest income                                                69,400         87,514           109,578          162,490
                                                            ----------------------------------------------------------------

Other income:
  Investment advisory and service fees                              5,562          5,366             5,464            5,636
  Gain on sale of Investment Securities                             6,145          7,293             3,795            1,829
  Gain on termination of interest rate swaps                           67              -             2,029                -
  Income from trading securities                                    3,429            243             8,288            7,187
  Dividend income from available-for-sale equity
    securities                                                          -              -                 -               91
  Loss on other-than-temporarily impaired securities                 (491)          (698)                -                -
                                                            ----------------------------------------------------------------
      Total other income                                           14,712         12,204            19,576           14,743
                                                            ----------------------------------------------------------------

Expenses:
  Distribution fees                                                   904            861             1,100              782
  General and administrative expenses                              12,886         12,272            17,334           20,174
                                                            ----------------------------------------------------------------
      Total expenses                                               13,790         13,133            18,434           20,956
                                                            ----------------------------------------------------------------
Income before income taxes and minority
  interest                                                         70,322         86,585           110,720          156,277

Income taxes                                                        2,604            839             2,327            3,100
                                                            ----------------------------------------------------------------
Income before minority interest                                    67,718         85,746           108,393          153,177

Minority interest                                                     286             13               106              245
                                                            ----------------------------------------------------------------
Net income                                                         67,432         85,733           108,287          152,932

Dividends on preferred stock                                        5,373          5,373             5,373            5,374
                                                            ----------------------------------------------------------------

Net income available to common
  shareholders                                                    $62,059        $80,360          $102,914         $147,558
                                                            ================================================================

Weighted average number of basic common shares
outstanding                                                   217,490,205    264,990,422       315,969,814      389,410,812
                                                            ================================================================
Weighted average number of diluted common shares
outstanding                                                   225,928,127    273,578,836       324,614,534      398,247,632
                                                            ================================================================

Net income available to common
  shareholders per average common  share:
Basic                                                               $0.29          $0.30             $0.33            $0.38
                                                            ================================================================
Diluted                                                             $0.28          $0.30             $0.32            $0.37
                                                            ================================================================

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, State of New York.

                                      ANNALY CAPITAL MANAGEMENT, INC.

Date: February 25, 2009          By:  /s/ Michael A. J. Farrell
                                      -------------------------
                                      Michael A. J. Farrell
                                      Chairman, Chief Executive Officer, and
                                      President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

             Signature                          Title                                               Date
  /s/ KEVIN P. BRADY                            Director                                    February 25 , 2009
  ------------------
      Kevin P. Brady

  /s/ KATHRYN F. FAGAN                          Chief Financial Officer and Treasurer       February 25, 2009
  ---------------------                         (principal financial and accounting
      Kathryn F. Fagan                          officer)

  /s/ MICHAEL A.J. FARRELL                      Chairman of the Board, Chief Executive      February 25, 2009
  ------------------------                      Officer, President and Director
      Michael A. J. Farrell                     (principal executive officer)

  /s/ JONATHAN D. GREEN                         Director                                    February 25, 2009
  ----------------------
      Jonathan D. Green

  /s/ MICHAEL E. HAYLON                         Director                                    February 25, 2009
   --------------------
      Michael E. Haylon

  /s/ JOHN A. LAMBIASE                          Director                                    February 25, 2009
   -------------------
      John A. Lambiase

  /s/ E. WAYNE NORDBERG                         Director                                    February 25, 2009
  ---------------------
      E. Wayne Nordberg

  /s/ DONNELL A. SEGALAS                        Director                                    February 25, 2009
  ----------------------
      Donnell A. Segalas

  /s/ WELLINGTON DENAHAN-NORRIS                 Vice Chairman of the Board, Chief           February 25, 2009
  -----------------------------                 Investment Officer, Chief Operating
      Wellington Denahan-Norris                 Officer and Director
