Form 10-Q
period 2009-03-31
ANNALY CAPITAL MANAGEMENT INC
filed 2009-05-07
CIK 1043219

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2009

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

                                    Yes   X     No
                                        -----

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes __ No __

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer |X| Accelerated filer |_| Non-accelerated filer |_| Smaller reporting company |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  |_| No |X|


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date:

Class                                                Outstanding at May 7, 2009
Common Stock, $.01 par value                         544,344,030

                ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                TABLE OF CONTENTS

Part I.     FINANCIAL INFORMATION

        Item 1. Financial Statements:

        Consolidated Statements of Financial Condition at March 31, 2009
          (Unaudited) and December 31, 2008 (Derived from the audited
          consolidated statement of financial condition at December 31, 2008)                                           1

        Consolidated Statements of Operations and Comprehensive Income
          (Unaudited) for the quarters ended March 31, 2009 and 2008                                                    2

        Consolidated Statement of Stockholders' Equity (Unaudited) for
          the quarter ended March 31, 2009                                                                              3

        Consolidated Statements of Cash Flows (Unaudited) for the
          quarters ended March 31, 2009 and 2008                                                                        4

        Notes to Consolidated Financial Statements (Unaudited)                                                          5

        Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                                                          20

        Item 3. Quantitative and Qualitative Disclosures about Market Risk                                             37

        Item 4. Controls and Procedures                                                                                38


Part II.        OTHER INFORMATION

        Item 1. Legal Proceedings                                                                                      39

        Item 1A. Risk Factors                                                                                          39

        Item 6. Exhibits                                                                                               41

        SIGNATURES                                                                                                     43

Part I
Item 1. Financial Statements

                ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      MARCH 31, 2009 AND DECEMBER 31, 2008
                  (dollars in thousands, except for share data)


                                                                        March 31, 2009
                                                                          (Unaudited)      December 31, 2008(1)
                                                                       -----------------------------------------
                                     ASSETS
                                     ------
     Cash and cash equivalents                                                $1,035,118                $909,353
     Reverse repurchase agreements with affiliate                                452,480                 562,119
     Mortgage-Backed Securities, at fair value                                58,785,456              55,046,995
     Agency debentures, at fair value                                                  -                 598,945
     Available for sale equity securities, at fair value                          51,418                  52,795
     Receivable for Investment Securities sold                                    33,009                  75,546
     Accrued interest and dividends receivable                                   291,347                 282,532
     Receivable from Prime Broker                                                 16,886                  16,886
     Receivable for advisory and service fees                                      6,507                   6,103
     Intangible for customer relationships, net                                   11,399                  12,380
     Goodwill                                                                     27,917                  27,917
     Other assets                                                                  5,717                   6,044
                                                                       -----------------------------------------

          Total assets                                                       $60,717,254             $57,597,615
                                                                       =========================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

     Liabilities:
       Repurchase agreements                                                 $48,951,178             $46,674,885
       Payable for Investment Securities purchased                             2,121,670               2,062,030
       Accrued interest payable                                                  112,457                 199,985
       Dividends payable                                                         272,170                 270,736
       Accounts payable and other liabilities                                     23,970                   8,380
       Interest rate swaps, at fair value                                      1,012,574               1,102,285
                                                                       -----------------------------------------

          Total liabilities                                                   52,494,019              50,318,301
                                                                       -----------------------------------------

     6.00% Series B Cumulative Convertible Preferred Stock:
       4,600,000 shares authorized 2,607,564 and 3,963,525 shares
       issued and outstanding respectively.                                       63,185                  96,042
                                                                       -----------------------------------------

     Commitments and contingencies (Note 13)                                           -                       -

     Stockholders' Equity:
     7.875% Series A Cumulative Redeemable Preferred Stock:
       7,412,500 shares authorized, issued and outstanding                       177,088                 177,088
     Common stock: par value $.01 per share; 987,987,500 shares authorized, 544,339,785 and 541,475,366 issued and
       outstanding, respectively                                                   5,443                   5,415
     Additional paid-in capital                                                7,667,769               7,633,438
     Accumulated other comprehensive income                                    1,121,551                 252,230
     Accumulated deficit                                                        (811,801)               (884,899)
                                                                       -----------------------------------------

          Total stockholders' equity                                           8,160,050               7,183,272
                                                                       -----------------------------------------

     Total liabilities, Series B Cumulative Convertible
       Preferred Stock and stockholders' equity                              $60,717,254             $57,597,615
                                                                       =========================================

     (1) Derived from the audited consolidated statement of financial condition at December 31, 2008.

See notes to consolidated financial statements.

                ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                     QUARTERS ENDED MARCH 31, 2009 AND 2008
                (dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                                        For the Quarter Ended  For the Quarter Ended
                                                                            March 31, 2009        March 31, 2008
                                                                        --------------------------------------------
Interest income                                                                      $716,015               $791,128
Interest expense                                                                      378,625                537,606
                                                                        --------------------------------------------
     Net interest income                                                              337,390                253,522
                                                                        --------------------------------------------

Other income:
   Investment advisory and service fees                                                 7,761                  6,598
   Gain on sale of Investment Securities                                                5,023                  9,417
   Income from trading securities                                                           -                  1,854
   Dividend income from available-for-sale equity securities                              918                    941
   Unrealized gain on interest rate swaps                                              35,545                      -
                                                                        --------------------------------------------
     Total other income                                                                49,247                 18,810
                                                                        --------------------------------------------

Expenses:

   Distribution fees                                                                      428                    633
   General and administrative expenses                                                 29,882                 23,995
                                                                        --------------------------------------------
     Total expenses                                                                    30,310                 24,628
                                                                        --------------------------------------------

                                                                                      356,327                247,704
 Income before income taxes and noncontrolling interest

 Income taxes                                                                           6,434                  4,610
                                                                        --------------------------------------------

 Net income                                                                           349,893                243,094

 Noncontrolling interest                                                                    -                     58
                                                                        --------------------------------------------

 Net income attributable to controlling interest                                      349,893                243,036

 Dividends on preferred stock                                                           4,626                  5,373
                                                                        --------------------------------------------

 Net income available to common shareholders                                         $345,267               $237,663
                                                                        ============================================

 Net income available per share to common shareholders:
   Basic                                                                                $0.64                  $0.54
                                                                        ============================================
   Diluted                                                                              $0.63                  $0.53
                                                                        ============================================

Weighted average number of common shares outstanding:
   Basic                                                                          542,903,110            443,812,432
                                                                        ============================================
   Diluted                                                                        548,551,328            452,967,457
                                                                        ============================================

Net income attributable to controlling interest                                      $349,893               $243,036
                                                                        --------------------------------------------
Other comprehensive gain (loss):
  Unrealized gain on available-for-sale securities                                    820,178                217,563
  Unrealized gain (loss) on interest rate swaps                                        54,166               (391,763)
  Reclassification adjustment for net gains included in net income                     (5,023)                (9,417)
                                                                        --------------------------------------------
  Other comprehensive income (loss)                                                   869,321               (183,617)
                                                                        --------------------------------------------
Comprehensive income attributable to controlling interest                          $1,219,214                $59,419
                                                                        ============================================

See notes to consolidated financial statements.

                ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                          QUARTER ENDED MARCH 31, 2009
                  (dollars in thousands, except per share data)
                                   (Unaudited)

                                                                                            Accumulated
                                                                       Common   Additional     Other
                                                           Preferred   Stock     Paid-In    Comprehensive  Accumulated
                                                             Stock    Par Value  Capital    Income (Loss)    Deficit       Total
                                                           -------------------------------------------------------------------------
BALANCE, DECEMBER  31, 2008                                 $177,088     $5,415 $7,633,438       $252,230    ($884,899)  $7,183,272

  Net income attributable to controlling interest                  -          -          -              -      349,893      349,893
  Other comprehensive income                                       -          -          -        869,321            -      869,321
  Exercise of stock options and stock grants                       -          -        623              -            -          623
  Stock option expense and long-term compensation expense          -          -        879              -            -          879
  Conversion of Series B cumulative convertible Preferred
   Stock                                                           -         28     32,829              -            -       32,857
  Preferred Series A dividends declared $0.492188 per share        -          -          -              -       (3,648)      (3,648)
  Preferred Series B dividends declared $0.375 per share           -          -          -              -         (978)        (978)
  Common dividends declared, $0.50 per share                       -          -          -              -     (272,169)    (272,169)
                                                           -------------------------------------------------------------------------
BALANCE, MARCH 31, 2009                                     $177,088     $5,443 $7,667,769     $1,121,551    ($811,801)   $8,160,050
                                                           =========================================================================

See notes to consolidated financial statements

                ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     QUARTERS ENDED MARCH 31, 2009 AND 2008
                             (dollars in thousands)
                                   (Unaudited)
                                                                                  For the Quarter       For the Quarter
                                                                                Ended March 31, 2009  Ended March 31, 2008
                                                                                ------------------------------------------
Cash flows from operating activities:
Net income                                                                                  $349,893              $243,094
Adjustments to reconcile net income to net cash provided by operating activities:
     Net income attributable to noncontrolling interest                                            -                   (58)
     Amortization of Mortgage Backed Securities premiums and discounts, net                   41,014                27,513
     Amortization of intangibles                                                               1,088                 1,002
     Amortization of trading securities premiums and discounts                                     -                    (3)
     Gain on sale of Investment Securities                                                    (5,023)               (9,417)
     Stock option and long-term compensation expense                                             879                   322
     Unrealized gain on interest rate swaps                                                  (35,545)                    -
     Net realized gain on trading investments                                                      -                (5,294)
     Unrealized depreciation on trading investments                                                -                 4,427
     Increase in accrued interest receivable                                                  (8,525)              (15,309)
     Decrease in trading sales receivables                                                         -                   157
     Decrease in other assets                                                                    220                   196
     Purchase of trading securities                                                                -                  (746)
     Proceeds from sale of trading securities                                                      -                 9,926
     Purchase of trading securities sold, not yet purchased                                        -                (4,044)
     Proceeds from securities sold, not yet purchased                                              -                 9,848
     Increase in advisory and service fees receivable                                           (404)                 (983)
     Decrease in interest payable                                                            (87,528)              (85,033)
     Increase (decrease) in accrued expenses and other liabilities                            15,590               (16,565)
     Proceeds from repurchase agreements on from broker dealer                             1,086,026                     -
     Payments on repurchase agreements, broker dealer                                       (200,000)                    -
                                                                                ------------------------------------------
          Net cash provided by operating activities                                        1,157,685               159,033
                                                                                ------------------------------------------
Cash flows from investing activities:
   Purchase of Mortgage-Backed Securities                                                 (6,244,648)          (10,453,627)
   Proceeds from sale of Investment Securities                                               882,754             4,160,361
   Principal payments of Mortgage-Backed Securities                                        2,502,807             2,536,577
   Agency debentures called                                                                  602,000                     -
   Purchase of agency debentures                                                                   -              (500,000)
   Purchase of equity securities                                                                   -                     -
   Purchase of reverse repurchase agreements                                                       -              (800,000)
   Payments on reverse repurchase Agreements                                                 109,639                     -
                                                                                ------------------------------------------
        Net cash used in investing activities                                             (2,147,448)           (5,056,689)
                                                                                ------------------------------------------
Cash flows from financing activities:
   Proceeds from repurchase agreements                                                    89,786,336           114,589,490
   Principal payments on repurchase agreements                                           (88,396,069)         (109,312,043)
   Proceeds from exercise of stock options                                                       623                 1,635
   Proceeds from direct purchase and dividend reinvestment                                         -                54,557
   Net proceeds from follow-on offerings                                                           -             1,080,831
   Net proceeds from ATM programs                                                                  -                71,832
   Noncontrolling interest                                                                         -                (1,574)
   Dividends paid                                                                           (275,362)             (141,991)
                                                                                ------------------------------------------
        Net cash provided by financing activities                                          1,115,528             6,342,737
                                                                                ------------------------------------------

Net increase in cash and cash equivalents                                                    125,765             1,445,081
                                                                                ------------------------------------------
Cash and cash equivalents, beginning of period                                               909,353               103,960
                                                                                ------------------------------------------
Cash and cash equivalents, end of period                                                  $1,035,118            $1,549,041
                                                                                ==========================================
Supplemental disclosure of cash flow information:
   Interest paid                                                                            $466,153              $622,639
                                                                                ==========================================
   Taxes paid                                                                                 $8,357                  $254
                                                                                ==========================================
Noncash financing activities:
   Net change in unrealized gain (loss) on available-for-sale securities
       and interest rate swaps, net of reclassification adjustment                          $869,321             ($183,617)
                                                                                ==========================================
   Dividends declared, not yet paid                                                         $272,170              $224,823
                                                                                ==========================================
Noncash investing activities:
   Receivable for Investment Securities Sold                                                 $33,009              $174,413
                                                                                ==========================================
     Payable for Investment Securities Purchased                                          $2,121,670              $828,235
                                                                                ==========================================

See notes to consolidated financial statements.

                ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE QUARTERS ENDED MARCH 31, 2009 AND 2008
--------------------------------------------------------------------------------

1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

     Annaly   Capital   Management,   Inc.   ("Annaly"  or  the  "Company")  was
incorporated in Maryland on November 25, 1996. The Company commenced its operations of purchasing and managing an investment portfolio of mortgage-backed securities on February 18, 1997, upon receipt of the net proceeds from the private placement of equity capital, and completed its initial public offering on October 14, 1997. The Company is a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended. Fixed Income Discount Advisory Company ("FIDAC") is a registered investment advisor and is a wholly owned taxable REIT subsidiary of the Company. During the third quarter of 2008, the Company formed RCap Securities, Inc. ("RCap"). RCap was granted membership in the Financial Industry Regulatory Authority ("FINRA") on January 26, 2009, and operates as broker-dealer. RCap is a wholly owned taxable REIT subsidiary of the Company. On October 31, 2008, the Company acquired Merganser Capital Management, Inc. ("Merganser"). Merganser is a registered investment advisor and is a wholly owned taxable REIT subsidiary of the Company.

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

     The consolidated interim financial statements are unaudited; however, in the opinion of the Company's management, all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the financial positions, results of operations, and cash flows have been included. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008. The nature of the Company's business is such that the results of any interim period are not necessarily indicative of results for a full year. The consolidated financial statements include the accounts of the Company, FIDAC, Merganser, RCap and an affiliated investment fund (the "Fund") which was a wholly owned subsidiary of the Company. All intercompany balances and transactions have been eliminated. The minority shareholder's interest in the earnings of the Fund is reflected as minority interest in the consolidated financial statements.

     Cash and Cash Equivalents - Cash and cash equivalents include cash on hand and cash held in money market funds on an overnight basis.

     Reverse Repurchase Agreements - The Company may invest its daily available cash balances via reverse repurchase agreements to provide additional yield on its assets. These investments will typically be recorded as short term investments and will generally mature daily. Reverse repurchase agreements are recorded at cost and are collateralized by mortgage-backed securities pledged by the counterparty to the agreement. Reverse repurchase agreements entered into by RCap are part of the subsidiary's daily matched book trading activity. These reverse repurchase agreements are recorded on trade date at the contract amount, are collateralized by mortgage backed securities and generally mature within 30 days. Margin calls are made by RCap as appropriate based on the daily valuation of the underlying collateral versus the contract price. RCap generates income from the spread between what is earned on the reverse repurchase agreements and what is paid on the matched repurchase agreements. Cash flows related to RCap's matchbook activity are included in cash flows from operating activity.

     Mortgage-Backed Securities and Agency Debentures - The Company invests primarily in mortgage pass-through certificates, collateralized mortgage obligations and other mortgage-backed securities representing interests in or obligations backed by pools of mortgage loans, and certificates guaranteed by the Government National Mortgage Association ("Ginnie Mae"), the Federal Home Loan Mortgage Corporation ("Freddie Mac"), and the Federal National Mortgage Association ("Fannie Mae") (collectively, "Mortgage-Backed Securities"). The

Company also invests in agency debentures issued by Federal Home Loan Bank ("FHLB"), Freddie Mac and Fannie Mae. The Mortgage-Backed Securities and agency debentures are collectively referred to herein as "Investment Securities."

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

     Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Based on the guidance provided by Financial Accounting Standards Board ("FASB"), the FASB issued FSP FAS 115-2 and FSP FAS 124-2, Recognition and Presentation of Other Than Temporary Impairments. FSP FAS 115-2 and FSP FAS 124-2 are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 and the Company decided to early adopt these two FSPs. Under these FSPs, the Company determines if it has (1) the intent to sell the Investment Securities,
(2) it is more likely than not that it will be required to sell the securities before recovery, or (3) it does not expect to recover the entire amortized cost basis of the Investment Securities. Further, the security is analyzed for credit loss (the difference between the present value of cash flows expected to be collected and the amortized cost basis). The credit loss, if any, will then be recognized in the statement of earnings, while the balance of impairment related to other factors will be recognized in other comprehensive income ("OCI"). For the quarters ended March 31, 2009 and 2008, the Company did not have unrealized losses on Investment Securities that were deemed other than temporary.

     SFAS No. 107, Disclosure About Fair Value of Financial Instruments, requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. The estimated fair value of Investment Securities, available-for-sale equity securities, trading securities, trading securities sold, not yet purchased, receivable from prime broker and interest rate swaps is equal to their carrying value presented in the consolidated statements of financial condition. Cash and cash equivalents, reverse repurchase agreements, accrued interest and dividends receivable, receivable for securities sold, receivable for advisory and service fees, repurchase agreements with maturities shorter than one year, payable for Investment Securities purchased, dividends payable, accounts payable and other liabilities, and accrued interest payable, generally approximates fair value as of March 31, 2009 due to the short term nature of these financial instruments. The estimated fair value of long term structured repurchase agreements is reflected in the Footnote 7 to the financial statements.

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

     Derivative Financial Instruments/Hedging Activity - Prior to the fourth quarter of 2008, the Company designated interest rate swaps as cash flow hedges, whereby the swaps were recorded at fair value on the balance sheet as assets and liabilities with any changes in fair value recorded in OCI. In a cash flow hedge, a swap would exactly match the pricing date of the relevant repurchase agreement. Through the end of the third quarter of 2008 the Company continued to be able to effectively match the swaps with the repurchase agreements therefore entering into effective hedge transactions. However, due to the volatility of the credit markets, it is no longer practical to match the pricing dates of both the swaps and the repurchase agreements.

     As a result, the Company voluntarily discontinued hedge accounting after the third quarter of 2008 through a combination of de-designating previously defined hedge relationships and not designating new contracts as cash flow hedges. The de-designation of cash flow hedges was done in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and Derivatives Implementation Group "DIG" Issue Nos. G3, G17, G18 & G20, which generally requires that the net derivative gain or loss related to the discontinued cash flow hedge should continue to be reported in accumulated OCI, unless it is probable that the forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter. The Company continues to hold repurchase agreements in excess of swap contracts and has no indication that interest payments on the hedged repurchase agreements are in jeopardy of discontinuing. Therefore, the deferred losses related to these derivatives that have been de-designated will not be recognized immediately and will remain in OCI. These losses are reclassified into earnings during the contractual terms of the swap agreements starting as of October 1, 2008. Changes in the unrealized gains or losses on the interest rate swaps subsequent to September 30, 2008 are reflected in the Company's statement of operations.

     Credit Risk - The Company has limited its exposure to credit losses on its portfolio of Investment Securities by only purchasing securities issued by Freddie Mac, Fannie Mae, or Ginnie Mae and agency debentures issued by the FHLB, Freddie Mac and Fannie Mae. The payment of principal and interest on the Freddie Mac, and Fannie Mae Mortgage-Backed Securities are guaranteed by those respective agencies, and the payment of principal and interest on the Ginnie Mae Mortgage-Backed Securities are backed by the full faith and credit of the U.S. government. Principal and interest on agency debentures are guaranteed by the agency issuing the debenture. All of the Company's Investment Securities have an actual or implied "AAA" rating. The Company faces credit risk on the portions of its portfolio which are not Investment Securities.

     Market Risk - The current situation in the mortgage sector and the current weakness in the broader mortgage market could adversely affect one or more of the Company's lenders and could cause one or more of the Company's lenders to be unwilling or unable to provide additional financing. This could potentially increase the Company's financing costs and reduce liquidity. If one or more major market participants fails, it could negatively impact the marketability of all fixed income securities, including agency mortgage securities. This could negatively impact the value of the securities in the Company's portfolio, thus reducing its net book value. Furthermore, if many of the Company's lenders are unwilling or unable to provide additional financing, the Company could be forced to sell its Investment Securities at an inopportune time when prices are depressed. Even with the current situation in the mortgage sector, the Company does not anticipate having difficulty converting its assets to cash or extending financing terms due to the fact that its Investment Securities have an actual or implied "AAA" rating and principal payment is guaranteed by Freddie Mac, Fannie Mae, or Ginnie Mae.

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

     Repurchase Agreements - The Company finances the acquisition of its Investment Securities through the use of repurchase agreements. Repurchase agreements are treated as collateralized financing transactions and are carried at their contractual amounts, including accrued interest, as specified in the respective agreements. Repurchase agreements entered into by RCap are matched with specific reverse repurchase agreements and are recorded on trade date with the duration of such repurchase agreements mirroring those of the matched reverse repurchase agreements. The repurchase agreements are recorded at the contract amount and margin calls are filled by RCap as required based on any deficiencies in collateral versus the contract price. RCap generates income from the spread between what is earned on the reverse repurchase agreements and what is paid on the repurchase agreements. Intercompany transactions are eliminated in the statement of financial condition, statement of operations, and statement of cash flows. Cash flows related to RCap's repurchase agreements are included in cash flows from operating activity.

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

     Income Taxes - The Company has elected to be taxed as a REIT and intends to comply with the provisions of the Internal Revenue Code of 1986, as amended (the "Code"), with respect thereto. Accordingly, the Company will not be subjected to federal income tax to the extent of its distributions to shareholders and as long as certain asset, income and stock ownership tests are met. The Company and each of its subsidiaries, FIDAC, Merganser, and RCap have made separate joint election to treat the subsidiaries as a taxable REIT subsidiary of the Company. As such, each of the taxable REIT subsidiaries are taxable as a domestic C corporation and subject to federal, state, and local income taxes based upon its taxable income.

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

     Goodwill and Intangible assets - The Company's acquisitions of FIDAC and Merganser were accounted for using the purchase method. Under the purchase method, net assets and results of operations of acquired companies are included in the consolidated financial statements from the date of acquisition. In addition, the costs of FIDAC and Merganser were allocated to the assets acquired, including identifiable intangible assets, and the liabilities assumed based on their estimated fair values at the date of acquisition. The excess of purchase price over the fair value of the net assets acquired was recognized as goodwill. Intangible assets are periodically (but not less frequently than annually) reviewed for potential impairment. Intangible assets with an estimated useful life are expected to amortize over a 10.8 year weighted average time period. During the quarters ended March 31, 2009 and 2008, there were no impairment losses.

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

     Fair Value Measurement - In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy (i.e., levels 1, 2, and 3, as defined). Additionally, companies are required to provide enhanced disclosure regarding instruments in the level 3 category (the valuation of which require significant management judgment), including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS 157 was adopted by the Company on January 1, 2008. SFAS 157 did not have an impact on the manner in which the Company estimates fair value, but it requires additional disclosure, which is included in Note 6.

     Recent Accounting Pronouncements - In February 2008, FASB issued FASB Staff Position No. FAS 140-3 Accounting for Transfers of Financial Assets and Repurchase Financing Transactions ("FSP FAS 140-3"). FSP FAS 140-3 addresses whether transactions where assets purchased from a particular counterparty and financed through a repurchase agreement with the same counterparty can be considered and accounted for as separate transactions, or are required to be considered "linked" transactions and may be considered derivatives under SFAS
133. FSP FAS 140-3 requires purchases and subsequent financing through repurchase agreements be considered linked transactions unless all of the following conditions apply: (1) the initial purchase and the use of repurchase agreements to finance the purchase are not contractually contingent upon each other; (2) the repurchase financing entered into between the parties provides full recourse to the transferee and the repurchase price is fixed; (3) the financial assets are readily obtainable in the market; and (4) the financial instrument and the repurchase agreement are not coterminous. This FSP was effective for the Company on January 1, 2009. The implementation of this FSP did not have a material effect on the financial statements of the Company.

     On January 1, 2009, the Company adopted SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51, which requires the Company to make certain changes to the presentation of its financial statements. This standard requires us to classify noncontrolling interests
(previously referred to as "minority interest") as part of consolidated net income and to include the accumulated amount of noncontrolling interests as part of stockholders' equity. Similarly, in its presentation of stockholders' equity, the Company distinguishes between equity amounts attributable to controlling interest and amounts attributable to the noncontrolling interests - previously classified as minority interest outside of stockholders' equity. For the quarter ended March 31, 2009 and year-ended December 31, 2008 the Company do not have any noncontrolling interest. In addition to these financial reporting changes, SFAS 160 provides for significant changes in accounting related to noncontrolling interests; specifically, increases and decreases in its controlling financial interests in consolidated subsidiaries will be reported in equity similar to treasury stock transactions. If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interests are remeasured with the gain or loss reported in net earnings. Since the first quarter of 2008, the Company did not have any noncontrolling interest in any of its subsidiaries. However, the retrospective effect of the presentation and disclosure requirement under SFAS 160 will be applied.

     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, ("SFAS 141R") which replaces SFAS No. 141, Business Combinations. SFAS 141R establishes principles and requirements for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any noncontrolling interest in a business combination at their fair value at acquisition date. SFAS 141R alters the treatment of acquisition-related costs, business combinations achieved in stages (referred to as a step acquisition), the treatment of gains from a bargain purchase, the recognition of contingencies in business combinations, the treatment of in-process research and development in a business combination as well as the treatment of recognizable deferred tax benefits. SFAS 141R is effective for business combinations closed in fiscal years beginning after December 15, 2008. As SFAS 141R is applicable to business acquisitions completed after January 1, 2009 and the Company did not make any business acquisitions during the quarter ended March 31, 2009 the adoption of SFAS 141R did not have a material impact on the Company's consolidated financial statements.

     In March 2008, the FASB issued SFAS No. 161 ("SFAS 161"), Disclosures about Derivative Instruments and Hedging Activities, and an amendment of FASB Statement No. 133. SFAS 161 attempts to improve the transparency of financial reporting by mandating the provision of additional information about how derivative and hedging activities affect an entity's financial position, financial performance and cash flows. This statement changes the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosure about (1) how and why an entity uses derivative instruments,
(2) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (3) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. To meet these mandates, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts, gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This disclosure framework is intended to better convey the purpose of derivative use in terms of the risks that an entity is intending to manage. SFAS 161 was effective for the Company as of January 1, 2009 and was adopted prospectively. The Company discontinued hedge accounting as of September 30, 2008, and therefore the effect of the adoption of SFAS 161 will be a minimal increase in footnote disclosures. A table of the effect of the de-designated swap transactions will be included to indicate the effect on OCI and Other Income (Expense) in footnote 8.

     On October 10, 2008, FASB issued FASB Staff Position (FSP) 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active ("FSP 157-3"), in response to the deterioration of the credit markets. This FSP provides guidance clarifying how SFAS 157 should be applied when valuing securities in markets that are not active. The guidance provides an illustrative example that applies the objectives and framework of SFAS 157, utilizing management's internal cash flow and discount rate assumptions when relevant observable data does not exist. It further clarifies how observable market information and market quotes should be considered when measuring fair value in an inactive market. It reaffirms the notion of fair value as an exit price as of the measurement date and that fair value analysis is a transactional process and should not be broadly applied to a group of assets. FSP 157-3 was effective upon issuance including prior periods for which financial statements have not been issued. FSP 157-3 did not have a material effect on the fair value of its assets as the Company intends to continue to hold assets that can be valued via level 1 and level 2 criteria, as defined under SFAS 157.

     On October 3, 2008 the Emergency  Economic  Stabilization  Act of 2008 (the
EESA) was signed into law. Section 133 of the EESA mandated that the Securities and Exchange Commission (SEC) conduct a study on mark-to-market accounting standards. The SEC provided its study to the US Congress on December 30, 2008. Part of the recommendations within the study indicated that "fair value requirements should be improved through development of application and best practices guidance for determining fair value in illiquid or inactive markets." As a result of this study and the recommendations therein, the FASB issued Staff Position (FSP) FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased when compared with normal market activity for the asset or liability (or similar assets or liabilities). The FSP gives specific factors to evaluate if there has been a decrease in normal market activity and if so, provides a methodology to analyze transactions or quoted prices and make necessary adjustments to fair value in accordance with Statement
157. The objective is to determine the point within a range of fair value estimates that is most representative of fair value under current market conditions. FSP FAS157-4 is effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009 and the Company decided to early adopt FSP FAS 157-4. The implementation of FSP FAS157-4 has no major impact on the manner in which the Company estimates fair value, nor does it have any impact on current disclosure.

     Additionally, in conjunction with FSP 157-4, the FASB issued FAS 115-2 and FAS 124-2, Recognition and Presentation of Other Than Temporary Impairments. The objective of the new guidance is to make impairment guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments (OTTI) on debt and equity securities in financial statements. This guidance was also the result of the SEC mark-to-market study mandated under the EESA. The SEC's recommendation was to "evaluate the need for modifications (or the elimination) of current OTTI guidance to provide for a more uniform system of impairment testing standards for financial instruments". The guidance revises the OTTI evaluation methodology. Previously the analytical focus was on whether the company had the "intent and ability to retain its investment in the debt security for a period of time sufficient to allow for any anticipated recovery in fair value". Now the focus is on whether the Company has the (1) the intent to sell the Investment Securities, (2) it is more likely than not that it will be required to sell the Investment Securities before recovery, or (3) it does not expect to recover the entire amortized cost basis of the Investment Securities. Further, the security is analyzed for credit loss, (the difference between the present value of cash flows expected to be collected and the amortized cost basis). The credit loss, if any, will then be recognized in the statement of earnings, while the balance of impairment related to other factors will be recognized in OCI. FAS 115-2 and FAS 124-2 are effective for all interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009 and the Company decided to early adopt FSP FAS 115-2 and FSP FAS 124-2. For the quarter ended March 31, 2009, the Company did not have unrealized losses in Investment Securities that were deemed other-than-temporary.

     On April 9, 2009, the FASB also issued FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. The rule/guideline requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. The effective date of this rule/guideline is for interim reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company's early adoption did not impact financial reporting as all financial instruments are currently reported at fair value in both interim and annual periods.

2.   MORTGAGE-BACKED SECURITIES

     The   following    tables   present   the   Company's    available-for-sale
Mortgage-Backed Securities portfolio as of March 31, 2009 and December 31, 2008 which were carried at their fair value:

                                                                                                            Total
                                  Federal Home Loan        Federal National     Government National     Mortgage-Backed
March 31, 2009                    Mortgage Corporation   Mortgage Association   Mortgage Association      Securities
                                 ----------------------------------------------------------------------------------------
                                                                    (dollars in thousands)
Mortgage-Backed
 Securities, gross                         $19,993,488            $34,891,680             $1,833,236          $56,718,404
Unamortized discount                           (25,874)               (33,931)                  (236)             (60,041)
Unamortized premium                            226,636                451,497                 50,203              728,336
                                 ----------------------------------------------------------------------------------------
Amortized cost                             $20,194,250            $35,309,246             $1,883,203          $57,386,699

Gross unrealized gains                         544,835                921,016                 33,823            1,499,674
Gross unrealized losses                        (36,893)               (63,515)                  (509)            (100,917)
                                 ----------------------------------------------------------------------------------------

Estimated fair value                       $20,702,192            $36,166,747             $1,916,517          $58,785,456
                                 ========================================================================================


                                     Amortized Cost     Gross Unrealized Gain  Gross Unrealized Loss  Estimated Fair Value
                                 ----------------------------------------------------------------------------------------
                                                                    (dollars in thousands)

Adjustable rate                            $19,734,089               $336,690              ($100,523)         $19,970,256

Fixed rate                                  37,652,610              1,162,984                   (394)          38,815,200
                                 ----------------------------------------------------------------------------------------

Total                                      $57,386,699             $1,499,674              ($100,917)         $58,785,456
                                 ========================================================================================


                                                                                                            Total
                                  Federal Home Loan        Federal National     Government National     Mortgage-Backed
December 31, 2008                 Mortgage Corporation   Mortgage Association   Mortgage Association      Securities
                                 ----------------------------------------------------------------------------------------
                                                                    (dollars in thousands)
Mortgage-Backed
 Securities, gross                         $19,898,430            $32,749,123             $1,259,118          $53,906,671
Unamortized discount                           (26,733)               (36,647)                  (787)             (64,167)
Unamortized premium                            212,354                381,433                 25,694              619,481
                                 ----------------------------------------------------------------------------------------
Amortized cost                              20,084,051             33,093,909              1,284,025           54,461,985

Gross unrealized gains                         297,366                468,824                 14,606              780,796
Gross unrealized losses                        (71,195)              (123,443)                (1,148)            (195,786)
                                 ----------------------------------------------------------------------------------------

Estimated fair value                       $20,310,222            $33,439,290             $1,297,483          $55,046,995
                                 ========================================================================================


                                     Amortized Cost     Gross Unrealized Gain  Gross Unrealized Loss  Estimated Fair Value
                                 ----------------------------------------------------------------------------------------
                                                                    (dollars in thousands)

Adjustable rate                            $19,509,017               $287,249              ($178,599)         $19,617,667

Fixed rate                                  34,952,968                493,547                (17,187)          35,429,328
                                 ----------------------------------------------------------------------------------------

Total                                      $54,461,985               $780,796              ($195,786)         $55,046,995
                                 ========================================================================================

     Actual maturities of Mortgage-Backed Securities are generally shorter than stated contractual maturities because actual maturities of Mortgage-Backed Securities are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal. The following table summarizes the Company's Mortgage-Backed Securities on March 31, 2009 and December 31, 2008, according to their estimated weighted-average life classifications:

                                                           March 31, 2009                   December 31, 2008
              Weighted-Average Life                    Fair Value     Amortized Cost      Fair Value    Amortized Cost
                                                                         (dollars in thousands)
----------------------------------------------------------------------------------------------------------------------

Less than one year                                    $ 3,949,455      $ 3,915,546       $ 4,147,646      $ 4,181,282

Greater than one year and less than five years         41,960,853       40,859,762        37,494,312       37,102,706

Greater than or equal to five years                    12,875,148       12,611,391        13,405,037       13,177,997
                                                   -------------------------------------------------------------------

Total                                                 $58,785,456      $57,386,699       $55,046,995      $54,461,985
                                                   ===================================================================

     The weighted-average lives of the Mortgage-Backed Securities at March 31, 2009 and December 31, 2008 in the table above are based upon data provided through subscription-based financial information services, assuming constant principal prepayment rates to the reset date of each security. The prepayment model considers current yield, forward yield, steepness of the yield curve, current mortgage rates, mortgage rate of the outstanding loans, loan age, margin and volatility. The actual weighted average lives of the Mortgage-Backed Securities could be longer or shorter than estimated.

     The following table presents the gross unrealized losses, and estimated fair value of the Company's Mortgage-Backed Securities by length of time that such securities have been in a continuous unrealized loss position at March 31, 2009 and December 31, 2008.

                                                          Unrealized Loss Position For:
                                                              (dollars in thousands)
                            -------------------------------------------------------------------------------------------
                                 Less than 12 Months             12 Months or More                   Total
                            -------------------------------------------------------------------------------------------
                              Estimated       Unrealized      Estimated     Unrealized   Estimated Fair    Unrealized
                              Fair Value        Losses        Fair Value      Losses          Value          Losses
                            -------------------------------------------------------------------------------------------
March 31, 2009                  $925,368        ($8,691)      $4,559,464      ($92,226)       $5,484,832    ($100,917)

December 31, 2008             $4,631,897       ($65,790)      $4,267,448     ($129,996)       $8,899,345    ($195,786)


     The decline in value of these securities is solely due to market conditions and not the quality of the assets. All of the Mortgage-Backed Securities are "AAA" rated or carry an implied "AAA" rating. The investments are not considered other-than-temporarily impaired because the Company currently does not have the intent to sell the Investment Securities and more likely than not, the Company will not be required to sell the Investment Securities before recovery of their amortized cost basis, which may be maturity. The Company does not consider these investments to be other-than-temporarily impaired at March 31, 2009. Also, the Company is guaranteed payment of the principal amount of the securities by the government agency which created them.

     The adjustable rate Mortgage-Backed Securities are limited by periodic caps (generally interest rate adjustments are limited to no more than 1% every nine months) and lifetime caps. The weighted average lifetime cap was 10.1% at March 31, 2009 and 10.0% at December 31, 2008.

     During the quarter ended March 31, 2009, the Company sold $835.7 million of Mortgage-Backed Securities, resulting in a realized gain of $5.0 million. During the quarter ended March 31, 2008, the Company sold $4.1 billion of Mortgage-Backed Securities, resulting in a realized gain of $9.4 million.

3.   AVAILABLE FOR SALE EQUITY SECURITIES

     All of the available-for-sale equity securities are shares of Chimera and are reported at fair value. The Company owns approximately 15.3 million shares of Chimera at a fair value of $51.4 million at March 31, 2009 and $52.8 million at December 31, 2008. . At March 31, 2009 and December 31, 2008, the investment in Chimera had an unrealized gain of $2.6 million and $4.0 million, respectively.

4.   REVERSE REPURCHASE AGREEMENT

     At March 31, 2009 and December 31, 2008, the Company had lent $452.5 million and $562.1 million, respectively, to Chimera in an overnight reverse repurchase agreement. This amount is included at the principal amount which approximates fair value in the Company's Statement of Financial Condition. The interest rate at March 31, 2009 and December 31, 2008 was at the market rate of 2.01% and 1.43%, respectively. The collateral for this loan is mortgage-backed securities with a fair value of $532.1 million and $680.8 million at March 31, 2009 and December 31, 2008, respectively.

5.   RECEIVABLE FROM PRIME BROKER

     These net assets of the investment fund owned by the Company are subject to English bankruptcy law, which governs the administration of Lehman Brothers International (Europe) ("LBIE"), as well as the law of New York, which governs the contractual documents. Until the Company's contractual documents with LBIE are terminated, the value of the assets and liabilities in its account with LBIE will continue to fluctuate based on market movements. The Company does not intend to terminate these contractual documents until LBIE's administrators have clarified the consequences of doing so. The Company has not received notice from LBIE's administrators that LBIE has terminated the documents. LBIE's administrators have advised the Company that they can provide no additional information about the account at this time. As a result, the Company has recorded a receivable from LBIE based on the fair value of its account with LBIE as of September 15, 2008 of $16.9 million, which is the date of the last statement it received from LBIE on the account's assets and liabilities. The Company can provide no assurance, however, that it will recover all or any portion of these assets following completion of LBIE's administration (and any subsequent liquidation). Based on the information known at March 31, 2009, a loss was not determined to be probable. If additional information indicates otherwise and it is determined that the loss is probable, the estimated loss will be reflected in the statement of operations.

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

     Available for sale equity securities are valued based on quoted prices (unadjusted) in an active market. Mortgage-Backed Securities and interest rate swaps are valued using quoted prices for similar assets and dealer quotes. The dealer will incorporate common market pricing methods, including a spread measurement to the Treasury curve or interest rate swap curve as well as underlying characteristics of the particular security including coupon, periodic and life caps, rate reset period and expected life of the security. Management reviews all prices used to ensure that current market conditions are represented. This review includes comparisons of similar market transactions and comparisons to a pricing model. The Company's financial assets and liabilities carried at fair value on a recurring basis are valued as follows:

                                                                 Level 1             Level 2            Level 3
                                                                             (dollars in thousands)
-----------------------------------------------------------------------------------------------------------------
Assets:
  Mortgage-Backed Securities                                             -          $58,785,456                 -
  Available for sale equity securities                             $51,418                    -                 -

Liabilities:
  Interest rate swaps                                                    -           $1,012,574                 -

     The classification of assets and liabilities by level remains unchanged at March 31, 2009, when compared to the previous quarter.

7.   REPURCHASE AGREEMENTS

     The Company had outstanding $49.0 billion and $46.7 billion of repurchase agreements with weighted average borrowing rates of 2.78% and 4.08%, after giving effect to the Company's interest rate swaps, and weighted average remaining maturities of 219 days and 238 days as of March 31, 2009 and December 31, 2008, respectively. Investment Securities pledged as collateral under these repurchase agreements and interest rate swaps had an estimated fair value of $55.1 billion at March 31, 2009 and $51.8 billion at December 31, 2008.

     At March 31, 2009 and December 31, 2008, the repurchase agreements had the following remaining maturities:

                         March 31, 2009            December 31, 2008
                                      (dollars in thousands)
                       ----------------------------------------------
Within 30 days               $36,955,906                 $32,025,186
30 to 59 days                  2,815,272                   5,205,352
60 to 89 days                          -                     209,673
90 to 119 days                         -                     254,674
Over 120 days                  9,180,000                   8,980,000
                       ----------------------------------------------
Total                        $48,951,178                 $46,674,885
                       ==============================================

     The Company did not have an amount at risk greater than 10% of the equity of the Company with any counterparty as of March 31, 2009 or December 31, 2008.

     The Company has entered into long- term repurchase agreements which provide the counterparty with the right to call the balance prior to maturity date.
These repurchase agreements totaled $8.8 billion and the fair value of the option to call was ($489.1 million) at March 31, 2009. These repurchase agreements totaled $8.1 billion and the fair value of the option to call was ($574.3 million) at December 31, 2008. Management has determined that the call option is not required to be bifurcated under the provisions of SFAS 133 as it is deemed clearly and closely related to the debt instrument, therefore the fair value of the option is not recorded in the consolidated financial statements.

8.       INTEREST RATE SWAPS

     In connection with the Company's interest rate risk management strategy, the Company hedges a portion of its interest rate risk by entering into derivative financial instrument contracts. As of March 31, 2009, such instruments are comprised of interest rate swaps, which in effect modify the cash flows on repurchase agreements. The use of interest rate swaps creates exposure to credit risk relating to potential losses that could be recognized if the counterparties to these instruments fail to perform their obligations under the contracts. In the event of a default by the counterparty, the Company could have difficulty obtaining its Mortgage-Backed Securities pledged as collateral for swaps. The Company does not anticipate any defaults by its counterparties.

     The Company's swaps are used to lock in the fixed rate related to a portion of its current and anticipated future 30-day term repurchase agreements.

     The location and fair value of derivative instruments reported in the Consolidated Statement of Financial Position as of March 31, 2009 are as follows:

                          Location on                                                            Net Estimated Fair
                          Statement of      Notional Amount       Weighted        Weighted      Value/Carrying Value
                           Financial          (dollars in       Average Pay        Average          (dollars in
                           Condition          thousands)            Rate        Receive Rate         thousands)
                        ---------------------------------------------------------------------------------------------
March 31, 2009             Liabilities         $17,339,850           4.55%           0.55%            ($1,012,574)

     The effect of derivatives on the Statement of Operations and Comprehensive Income is as follows:

                                                   Location on Statement of Operations and Comprehensive Income
                                              ---------------------------------------------------------------------
                                                                                      Unrealized Gain on Interest
                                                        Interest Expense                       Rate Swaps
                                                                      (dollars in thousands)
                                              ---------------------------------------------------------------------
For the Quarter Ended March 31, 2009                         $200,738                                      $35,545

9.   PREFERRED STOCK AND COMMON STOCK

     (A) Common Stock Issuances

     During the quarter ended March 31, 2009, 55,887 options were exercised, for an aggregate exercise price of $623,000 and 7,550 shares of restricted stock were issued under the Long-Term Stock Incentive Plan, or Incentive Plan. During the quarter ended March 31, 2009, 1,355,961 shares of Series B Preferred Stock were converted into 2,801,000 shares of common stock.

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

     (B) Preferred Stock

     At March 31, 2009 and December 31, 2008, the Company had issued and outstanding 7,412,500 shares of Series A Cumulative Redeemable Preferred Stock ("Series A Preferred Stock"), with a par value $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The Series A Preferred Stock must be paid a dividend at a rate of 7.875% per year on the $25.00 liquidation preference before the common stock is entitled to receive any dividends. The Series A Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not declared) exclusively at the Company's option commencing on April 5, 2009 (subject to the Company's right under limited circumstances to redeem the Series A Preferred Stock earlier in order to preserve its qualification as a REIT). The Series A Preferred Stock is senior to the Company's common stock and is on parity with the Series B Preferred Stock with respect to dividends and distributions, including distributions upon liquidation, dissolution or winding up. The Series A Preferred Stock generally does not have any voting rights, except if the Company fails to pay dividends on the Series A Preferred Stock for six or more quarterly periods (whether or not consecutive). Under such circumstances, the Series A Preferred Stock, together with the Series B Preferred Stock, will be entitled to vote to elect two additional directors to the Board, until all unpaid dividends have been paid or declared and set apart for payment. In addition, certain material and adverse changes to the terms of the Series A Preferred Stock cannot be made without the affirmative vote of holders of at least two-thirds of the outstanding shares of Series A Preferred Stock and Series B Preferred Stock. Through March 31, 2009, the Company had declared and paid all required quarterly dividends on the Series A Preferred Stock.

     At March 31, 2009 and December 31, 2008, the Company had issued and outstanding 2,607,564 and 3,963,525 shares, respectively, of Series B Cumulative Convertible Preferred Stock ("Series B Preferred Stock"), with a par value $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The Series B Preferred Stock must be paid a dividend at a rate of 6% per year on the $25.00 liquidation preference before the common stock is entitled to receive any dividends. The Series B Preferred Stock is not redeemable. The Series B Preferred Stock is convertible into shares of common stock at a conversion rate that adjusts from time to time upon the occurrence of certain events, including if the Company distributes to its common shareholders in any calendar quarter cash dividends in excess of $0.11 per share. Initially, the conversion rate was 1.7730 shares of common shares per $25 liquidation preference. At March 31, 2009 and December 31, 2008, the conversion ratio was 2.1228 and 2.0650 shares of common stock, respectively, per $25 liquidation preference. Commencing April 5, 2011, the Company has the right in certain circumstances to convert each Series B Preferred Stock into a number of common shares based upon the then prevailing conversion rate. The Series B Preferred Stock is also convertible into common shares at the option of the Series B preferred shareholder at anytime at the then prevailing conversion rate. The Series B Preferred Stock is senior to the Company's common stock and is on parity with the Series A Preferred Stock with respect to dividends and distributions, including distributions upon liquidation, dissolution or winding up. The Series B Preferred Stock generally does not have any voting rights, except if the Company fails to pay dividends on the Series B Preferred Stock for six or more quarterly periods (whether or not consecutive). Under such circumstances, the Series B Preferred Stock, together with the Series A Preferred Stock, will be entitled to vote to elect two additional directors to the Board, until all unpaid dividends have been paid or declared and set apart for payment. In addition, certain material and adverse changes to the terms of the Series B Preferred Stock cannot be made without the affirmative vote of holders of at least two-thirds of the outstanding shares of Series B Preferred Stock and Series A Preferred Stock. Through March 31, 2009, the Company had declared and paid all required quarterly dividends on the Series B Preferred Stock. During the quarter ended March 31, 2009, 1,355,961 shares of Series B Preferred Stock were converted into 2,801,000 shares of common stock.

     (C) Distributions to Shareholders

     During the quarter ended March 31, 2009, the Company declared dividends to common shareholders totaling $272.2 million or $0.50 per share, which were paid to shareholders on April 29, 2009. During the quarter ended March 31, 2009, the Company declared dividends to Series A Preferred shareholders totaling approximately $3.6 million or $0.492188 per share, and Series B shareholders totaling approximately $978,000 or $0.375 per share, which were paid to shareholders on March 31, 2009.

10.  NET INCOME PER COMMON SHARE

     The following table presents a reconciliation of the net income and shares used in calculating basic and diluted earnings per share for the quarters ended March 31, 2009 and 2008.

                                                                                     For the Quarters Ended
                                                                          -------------------------------------------
                                                                             March 31, 2009         March 31,2008
                                                                          -------------------------------------------
Net income attributable to controlling interest                                     $349,893                $243,036
Less: Preferred stock dividends                                                        4,626                   5,373
                                                                          ------------------------------------------
Net income available to common shareholders, prior to adjustment for                $345,267                $237,663
  Series B dividends, if necessary

Add: Preferred Series B dividends, if Series B shares are dilutive                       978                   1,725
                                                                          ------------------------------------------
Net income available to common shareholders, as adjusted                            $346,245                $239,388
                                                                          ==========================================
Weighted average shares of common stock outstanding-basic                            542,903                 443,812
Add:  Effect of dilutive stock options and                                               113                     409
Series B Cumulative Convertible Preferred                                              5,535                   8,746
Stock
                                                                          ------------------------------------------
Weighted average shares of common stock outstanding-diluted                          548,551                 452,967
                                                                          ===========================================

     Options to purchase 4.5 million and 5,000 shares of common stock were outstanding and considered anti-dilutive as their exercise price and option expense exceeded the average stock price for the quarters ended March 31, 2009 and 2008, respectively.

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

                                                                           For the Quarters Ended
                                                      --------------------------------------------------------------
                                                             March 31, 2009                  March 31, 2008
                                                      --------------------------------------------------------------
                                                                        Weighted
                                                                        Average                          Weighted
                                                        Number of       Exercise       Number of         Average
                                                          Shares         Price          Shares        Exercise Price
                                                      --------------------------------------------------------------
Options outstanding at the beginning of quarter          5,180,164        $15.87        3,437,267            $15.23
Granted                                                          -             -                -                 -
Exercised                                                  (55,887)        11.17         (170,617)             9.58
Forfeited                                                        -             -                -                 -
Expired                                                          -             -                -                 -
                                                      --------------------------------------------------------------
Options outstanding at the end of the quarter            5,124,277        $15.92        3,266,650            $15.53
                                                      ==============================================================
Options exercisable at the end of the quarter            2,241,702        $16.12        1,738,900            $15.78
                                                      ==============================================================

     The weighted average remaining contractual term was approximately 7.3 years for stock options outstanding and approximately 5.5 years for stock options exercisable as of March 31, 2009. As of March 31, 2009, there was approximately $8.5 million of total unrecognized compensation cost related to nonvested share-based compensation awards. That cost is expected to be recognized over a weighted average period of 3.1 years.

     The weighted average remaining contractual term was approximately 6.9 years for stock options outstanding and approximately 5.8 years for stock options exercisable as of March 31, 2008. As of March 31, 2008, there was approximately $2.3 million of total unrecognized compensation cost related to nonvested share-based compensation awards. That cost is expected to be recognized over a weighted average period of 2.5 years.

     During the quarter ended March 31, 2009, the Company granted 7,550 shares of restricted common stock to certain of its employees. As of March 31, 2009, 5,663 of these restricted shares were unvested and subject to forfeiture. During the year ended December 31. 2007, the Company granted 7,000 shares of restricted common stock to certain of its employees. As of March 31, 2009, 3,360 of these restricted shares were unvested and subject to forfeiture.

12.  INCOME TAXES

     As a REIT, the Company is not subject to federal income tax on earnings distributed to its shareholders. Most states recognize REIT status as well. The Company has decided to distribute the majority of its income and retain a portion of the permanent difference between book and taxable income arising from
Section 162(m) of the Code pertaining to employee remuneration.

     During the quarter ended March 31, 2009, the Company's taxable REIT subsidiaries recorded $533,000 of income tax expense for income attributable to those subsidiaries, and the portion of earnings retained based on Code Section 162(m) limitations. During the quarter ended March 31, 2009, the Company recorded $5.9 million of income tax expense for a portion of earnings retained based on Section 162(m) limitations. The effective tax rate was 54% for the quarter ended March 31, 2009

     During the quarter ended March 31, 2008, FIDAC, a taxable REIT subsidiary, recorded $734,000 of income tax expense for income and for the portion of earnings retained based on Code Section 162(m) limitations. During the quarter ended March 31, 2008, the Company recorded $3.9 million of income tax expense for a portion of earnings retained based on Section 162(m) limitations. The effective tax rate was 51% for the quarter ended March 31, 2008.

     The Company's effective tax rate was 54%, and 51% for the quarters ended March 31, 2009 and 2008, respectively. These rates differed from the federal statutory rate as a result of state and local taxes and permanent difference pertaining to employee remuneration as discussed above.

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

13.  LEASE COMMITMENTS AND CONTINGENCIES

     The Company has a non-cancelable lease for office space, which commenced in May 2002 and expires in December 2009. The Company's aggregate future minimum lease payments total $399,000. Merganser has a non-cancelable lease for office space, which commenced on May 2003 and expires in May 2014. The following table details the lease payments, net of sub-lease receipts

     Year Ending December              Lease Commitment         Sublease Income           Net Amount
                                     ----------------------------------------------------------------
                                                          (dollars in thousands)
                                     ----------------------------------------------------------------
2009 (remaining)                                  $450                   $101                   $349
2010                                               608                     56                    552
2011                                               632                      -                    632
2012                                               642                      -                    642
2013                                               682                      -                    682
Thereafter                                         189                      -                    189
                                     ----------------------------------------------------------------
                                                $3,203                   $157                 $3,046
                                     ================================================================

     From time to time, the Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company's consolidated financial statements and therefore no accrual is required as of March 31, 2009 and December 31, 2008.

     Merganser's prior owners may receive additional consideration as an earn-out during 2012 if Merganser meets specific performance goals under the merger agreement. The Company cannot currently calculate how much consideration will be paid under the earn-out provisions because the payment amount will vary depending upon whether and the extent to which Merganser achieves specific performance goals. Any amounts paid under this provision will be recorded as additional goodwill.

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

     The Company seeks to manage the extent to which net income changes as a function of changes in interest rates by matching adjustable-rate assets with variable-rate borrowings. The Company may seek to mitigate the potential impact on net income of periodic and lifetime coupon adjustment restrictions in the portfolio of Investment Securities by entering into interest rate agreements such as interest rate caps and interest rate swaps. As of March 31, 2009, the Company entered into interest rate swaps to pay a fixed rate and receive a floating rate of interest, with a total notional amount of $17.3 billion.

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

15.  RELATED PARTY TRANSACTIONS

     At March 31, 2009 and December 31, 2008, the Company had lent $452.5 million and $562.1 million, respectively, to Chimera in an overnight reverse repurchase agreement. This amount is included at the principal amount which approximates fair value in the Company's Statement of Financial Condition. The interest rate at March 31, 2009 and December 31, 2008 was at the market rate of 2.01% and 1.43%, respectively. The collateral for this loan is mortgage-backed securities with a fair value of $532.1 million and $680.8 million at March 31, 2009 and December 31, 2008, respectively.

     At March 31, 2009 the Company had $885.7 million of repurchase agreements outstanding with RCap. The weighted average interest rate is 0.80% and the terms are one day to one month. These agreements are collateralized by agency mortgage backed securities, with an estimated market value of $965.2 million.

17.  SUBSEQUENT EVENTS

     On April 21, 2009, the Company purchased approximately 25.0 million shares of Chimera common stock for approximately $74.9 million in connection with Chimera's secondary offering. Chimera is managed by FIDAC, and the Company owns approximately 8.5% of Chimera's common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
        OF OPERATIONS
        -------------

Special Note Regarding Forward-Looking Statements

     Certain  statements   contained  in  this  quarterly  report,  and  certain
statements contained in our future filings with the Securities and Exchange Commission (the "SEC" or the "Commission"), in our press releases or in our other public or shareholder communications may not be based on historical facts and are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements, which are based on various assumptions, (some of which are beyond our control) may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as "may," "will," "believe," "expect," "anticipate," "continue," or similar terms or variations on those terms, or the negative of those terms. Actual results could differ materially from those set forth in forward-looking statements due to a variety of factors, including, but not limited to, changes in interest rates, changes in the yield curve, changes in prepayment rates, the availability of mortgage-backed securities and other securities for purchase, the availability of financing, and, if available, the terms of any financings, changes in the market value of our assets, changes in business conditions and the general economy, changes in governmental regulations affecting our business, and our ability to maintain our classification as a REIT for federal income tax purposes, and risks associated with the investment advisory business of our subsidiaries, including the removal by their clients of assets they manage, their regulatory requirements, and competition in the investment advisory business, and risks associated with the broker dealer business of our subsidiary. For a discussion of the risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, see our most recent Annual Report on Form 10-K and any subsequent Quarterly Reports on Form 10-Q. We do not undertake and specifically disclaim any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Overview

     We are a REIT that owns and manages a portfolio of principally mortgage-backed securities. Our principal business objective is to generate net income for distribution to our stockholders from the spread between the interest income on our investment securities and the costs of borrowing to finance our acquisition of investment securities and from dividends we receive from our taxable REIT subsidiaries. FIDAC and Merganser are our wholly-owned taxable REIT subsidiaries that are registered investment advisors that generate advisory and service fee income. RCap is our wholly- owned broker dealer taxable REIT subsidiary which generates fee income.

     We are  primarily  engaged in the  business  of  investing,  on a leveraged basis, in mortgage pass-through certificates, collateralized mortgage obligations and other mortgage-backed securities representing interests in or obligations backed by pools of mortgage loans issued or guaranteed by Federal Home Loan Mortgage Corporation ("Freddie Mac"), Federal National Mortgage Association ("Fannie Mae") and the Government National Mortgage Association ("Ginnie Mae") (collectively, "Mortgage-Backed Securities"). We also invest in Federal Home Loan Bank ("FHLB"), Freddie Mac and Fannie Mae debentures. The Mortgage-Backed Securities and agency debentures are collectively referred to herein as "Investment Securities."

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

     The results of our operations are affected by various factors, many of which are beyond our control. Our results of operations primarily depend on, among other things, our net interest income, the market value of our assets and the supply of and demand for such assets. Our net interest income, which reflects the amortization of purchase premiums and accretion of discounts, varies primarily as a result of changes in interest rates, borrowing costs and prepayment speeds, the behavior of which involves various risks and uncertainties. Prepayment speeds, as reflected by the Constant Prepayment Rate, or CPR, and interest rates vary according to the type of investment, conditions in financial markets, competition and other factors, none of which can be predicted with any certainty. In general, as prepayment speeds on our Mortgage-Backed Securities portfolio increase, related purchase premium amortization increases, thereby reducing the net yield on such assets. The CPR on our Investment Securities portfolio averaged 16% and 15% for the quarters ended March 31, 2009 and 2008, respectively. Since changes in interest rates may significantly affect our activities, our operating results depend, in large part, upon our ability to effectively manage interest rate risks and prepayment risks while maintaining our status as a REIT.

     The table below provides quarterly information regarding our average balances, interest income, yield on assets, average repurchase agreement balances, interest expense, cost of funds, net interest income and net interest rate spreads for the quarterly periods presented.

                          Average                  Yield on      Average
                         Investment     Total      Average      Balance of              Average     Net      Interest
                         Securities    Interest   Investment    Repurchase   Insert     Cost of    Interest    Rate
                          Held (1)      Income    Securities    Agreements   Expense     Funds      Income    Spread
  --------------------------------------------------------------------------------------------------------------------
                                 (ratios for the quarters have been annualized, dollars in thousands)
----------------------------------------------------------------------------------------------------------------------
Quarter Ended            $54,763,268    $716,015     5.23%     $48,497,444    $378,625    3.12%     $337,390   2.11%
     March 31, 2009
Quarter Ended
     December 31, 2008   $53,838,665    $740,282     5.50%     $47,581,332    $450,805    3.79%     $289,477   1.71%
Quarter Ended
     September 30, 2008  $57,694,277    $810,659     5.62%     $51,740,645    $458,250    3.54%     $352,409   2.08%
Quarter Ended
     June 30, 2008       $56,197,550    $773,359     5.50%     $50,359,825    $442,251    3.51%     $331,108   1.99%
Quarter Ended
     March 31, 2008      $56,119,584    $791,128     5.64%     $51,399,101    $537,606    4.18%     $253,522   1.46%

(1) Does not reflect unrealized gains/(losses).

     The following  table presents the CPR  experienced  on our  Mortgage-Backed
Securities portfolio, on an annualized basis, for the quarterly periods presented.

Quarter Ended                      CPR
-------------                      ---
March 31, 2009                     16%
December 31, 2008                  10%
September 30, 2008                 11%
June 30, 2008                      16%
March 31, 2008                     15%

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

     For the purposes of computing ratios relating to equity measures, throughout this report, equity includes Series B preferred stock, which has been treated under accounting principles generally accepted in the United States, or GAAP, as temporary equity. For the discussion purposes in the Management Discussion and Analysis of Financial Condition and Results of Operations, net income attributable to controlling interest is referred to as net income.

Recent Developments

     The liquidity crisis which commenced in August 2007 escalated throughout 2008 and during the first quarter of 2009. During this period of market dislocation, fiscal and monetary policymakers have established new liquidity facilities for primary dealers and commercial banks, reduced short-term interest rates, and passed legislation that is intended to address the challenges of mortgage borrowers and lenders. This legislation, the Housing and Economic Recovery Act of 2008, seeks to forestall home foreclosures for distressed borrowers and assist communities with foreclosure problems. Although these aggressive steps are intended to protect and support the US housing and mortgage market, we continue to operate under very difficult market conditions.

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

     In addition to FHFA becoming the conservator of Fannie Mae and Freddie Mac,
(i) the U.S. Department of Treasury and FHFA have entered into preferred stock purchase agreements between the U.S. Department of Treasury and Fannie Mae and Freddie Mac pursuant to which the U.S. Department of Treasury will ensure that each of Fannie Mae and Freddie Mac maintains a positive net worth; (ii) the U.S. Department of Treasury has established a new secured lending credit facility which will be available to Fannie Mae, Freddie Mac, and the Federal Home Loan Banks, which is intended to serve as a liquidity backstop, which will be available until December 2009; and (iii) the U.S. Department of Treasury has initiated a temporary program to purchase mortgage-backed securities issued by Fannie Mae and Freddie Mac. Given the highly fluid and evolving nature of these events, it is unclear how our business will be impacted. Based upon the further activity of the U.S. government or market response to developments at Fannie Mae or Freddie Mac, our business could be adversely impacted.

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

In addition, the U.S. Government, Federal Reserve and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis. The Term Asset-Backed Securities Loan Facility, or TALF, was first announced by the U.S. Department of Treasury, or the Treasury, on November 25, 2008, and has been expanded in size and scope since its initial announcement. Under the TALF, the Federal Reserve Bank of New York makes non-recourse loans to borrowers to fund their purchase of eligible assets, currently certain asset-backed securities but not residential mortgage-backed securities. In addition, on March 23, 2009 the government announced that the Treasury in conjunction with the Federal Deposit Insurance Corporation, or FDIC, and the Federal Reserve, would create the Public-Private Investment Program, or PPIP. The PPIP aims to recreate a market for specific illiquid residential and commercial loans and securities through a number of joint public and private investment funds. The PPIP is designed to draw new private capital into the market for these securities and loans by providing government equity co-investment and attractive public financing. As these programs are still in early stages of development, it is not possible for us to predict how these programs will impact our business.

     There can be no assurance that the EESA, TALF, PPIP or other policy initiatives will have a beneficial impact on the financial markets, including current extreme levels of volatility. We cannot predict whether or when such actions may occur or what impact, if any, such actions could have on our business, results of operations and financial condition.

     The liquidity crisis could adversely affect one or more of our lenders and could cause one or more of our lenders to be unwilling or unable to provide us with additional financing. This could potentially increase our financing costs and reduce liquidity. If one or more major market participants fails, it could negatively impact the marketability of all fixed income securities, including agency mortgage securities, and this could negatively impact the value of the securities in our portfolio, thus reducing its net book value. Furthermore, if many of our lenders are unwilling or unable to provide us with additional financing, we could be forced to sell our Investment Securities at an inopportune time when prices are depressed. Even with the current situation in the sub-prime mortgage sector we do not anticipate having difficulty converting our assets to cash or extending financing terms, due to the fact that our investment securities have an actual or implied "AAA" rating and principal payment is guaranteed.

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

     Fair Value of Investment Securities: All assets classified as available-for-sale are reported at fair value, based on market prices. Although we generally intend to hold most of our Investment Securities until maturity, we may, from time to time, sell any of our Investment Securities as part our overall management of our portfolio. Accordingly, we are required to classify all of our Investment Securities as available-for-sale. Our policy is to obtain fair values from independent sources. Fair values from independent sources are compared to internal prices for reasonableness. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. The determination of whether a security is other-than-temporarily impaired involves judgments and assumptions based on subjective and objective factors. Consideration is given to (1) the intent to sell the Investment Securities, (2) it is more likely than not that it will be required to sell the Investment
Securities before recovery, or (3) it does not expect to recover the entire amortized cost basis of the Investment Securities. Further, the security is analyzed for credit loss, (the difference between the present value of cash flows expected to be collected and the amortized cost basis). The credit loss, if any, will then be recognized in the statement of earnings, while the balance of impairment related to other factors will be recognized in other comprehensive income ("OCI").

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

     Derivative Financial Instruments/Hedging Activity : Prior to the fourth quarter of 2008, we designated interest rate swaps as cash flow hedges, whereby the swaps were recorded at fair value on the balance sheet as assets and liabilities with any changes in fair value recorded in accumulated other comprehensive income. In a cash flow hedge, a swap would exactly match the pricing date of the relevant repurchase agreement. Through the end of the third quarter of 2008, we continued to be able to match the swaps with the repurchase agreements therefore entering into effective hedge transactions. However, due to the volatility of the credit markets, it is no longer practical to match the pricing dates of both the swaps and the repurchase agreements.

     As a result, we voluntarily discontinued hedge accounting in the fourth quarter of 2008 through a combination of de-designating previously defined hedge relationships and not designating new contracts as cash flow hedges. The de-designation of cash flow hedges was done in accordance with Derivatives
Implementation Group (DIG) Issue Nos. G3, G17, G18 & G20, which generally require that the net derivative gain or loss related to the discontinued cash flow hedge should continue to be reported in accumulated other comprehensive income, unless it is probable that the forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter. As such we continue to hold repurchase agreements in excess of swap contracts and have no indication that interest payments on the hedged repurchase agreements are in jeopardy of discontinuing. Therefore, the deferred losses related to these derivatives that have been de-designated were not recognized immediately and are expected to be reclassified into earnings during the contractual terms of the swap agreements starting as of October 1, 2008. Changes in the unrealized gains or losses on the interest rate swaps subsequent to September 30, 2008 are reflected in our income statement.

     Repurchase Agreements: We finance the acquisition of our Investment Securities through the use of repurchase agreements. Repurchase agreements are treated as collateralized financing transactions and are carried at their contractual amounts, including accrued interest, as specified in the respective agreements. Repurchase agreements entered into by RCap are matched with specific reverse repurchase agreements and are recorded on trade date with the duration of such repurchase agreements mirroring those of the matched reverse repurchase agreements. These repurchase agreements are recorded at the contract amount and margin calls are filled by RCap as required based on any deficiencies in collateral versus the contract price. RCap generates income from the spread between what is earned on the reverse repurchase agreements and what is paid on the repurchase agreements. Cash flows related to RCap's matched book activity are included in cash flows from operating activity.

     Income Taxes: We have elected to be taxed as a REIT and intend to comply with the provisions of the Internal Revenue Code of 1986, as amended (or the Code), with respect thereto. Accordingly, we will not be subjected to federal income tax to the extent of our distributions to shareholders and as long as certain asset, income and stock ownership tests are met. We, FIDAC, Merganser, and RCap have made a joint election to treat FIDAC, Merganser, and RCap as taxable REIT subsidiaries. As such, FIDAC, Merganser, and RCap are taxable as domestic C corporations and subject to federal and state and local income taxes based upon their taxable income.

     Impairment of Goodwill and Intangibles: Our acquisition of FIDAC and Merganser were accounted for using the purchase method. The cost of FIDAC and Merganser were allocated to the assets acquired, including identifiable intangible assets and the liabilities assumed, based on their estimated fair values at the date of acquisition. The excess of cost over the fair value of the net assets acquired was recognized as goodwill. Goodwill and finite-lived intangible assets are periodically reviewed for potential impairment. This evaluation requires significant judgment.

Recent Accounting Pronouncements:

     On January 1, 2009, we adopted SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, which requires us to make certain changes to the presentation of our financial statements. This standard requires us to classify noncontrolling interests (previously referred to as "minority interest") as part of consolidated net income and to include the accumulated amount of noncontrolling interests as part of stockholders' equity. The net income amounts we have previously reported are now presented as "Net income attributable to controlling interest". Similarly, in our presentation of stockholders' equity, we distinguish between equity amounts attributable to controlling interest and amounts attributable to the noncontrolling interests - previously classified as minority interest outside of stockholders' equity. For the quarter ended March 31, 2009 and year-ended December 31, 2008 we do not have any non controlling interest. In addition to these financial reporting changes, SFAS 160 provides for significant changes in accounting related to noncontrolling interests; specifically, increases and decreases in our controlling financial interests in consolidated subsidiaries will be reported in equity similar to treasury stock transactions. If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interests are remeasured with the gain or loss reported in net earnings. Since December 31, 2008, we did not have any non controlling interest in any of its subsidiaries. However, the retrospective effect of the presentation and disclosure requirement under SFAS 160 will be applied.

     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, ("SFAS 141R") which replaces SFAS No. 141, Business Combinations. SFAS 141R establishes principles and requirements for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any noncontrolling interest in a business combination at their fair value at acquisition date. SFAS 141R alters the treatment of acquisition-related costs, business combinations achieved in stages (referred to as a step acquisition), the treatment of gains from a bargain purchase, the recognition of contingencies in business combinations, the treatment of in-process research and development in a business combination as well as the treatment of recognizable deferred tax benefits. SFAS 141R is effective for business combinations closed in fiscal years beginning after December 15, 2008. As SFAS 141R is applicable to business acquisitions completed after January 1, 2009 and we did not make any business acquisitions during the quarter ended March 31, 2009, the adoption of SFAS 141R did not have a material impact on our consolidated financial statements.

     In February 2008, FASB issued FASB Staff Position No. FAS 140-3 Accounting for Transfers of Financial Assets and Repurchase Financing Transactions ("FSP FAS 140-3"). FSP FAS 140-3 addresses whether transactions where assets purchased from a particular counterparty and financed through a repurchase agreement with the same counterparty can be considered and accounted for as separate transactions, or are required to be considered "linked" transactions and may be considered derivatives under SFAS 133. FSP FAS 140-3 requires purchases and subsequent financing through repurchase agreements be considered linked transactions unless all of the following conditions apply: (1) the initial purchase and the use of repurchase agreements to finance the purchase are not contractually contingent upon each other; (2) the repurchase financing entered into between the parties provides full recourse to the transferee and the repurchase price is fixed; (3) the financial assets are readily obtainable in the market; and (4) the financial instrument and the repurchase agreement are not coterminous. This FSP was effective for us on January 1, 2009. The implementation of this FSP did not have a material effect on our financial statements.

     In March 2008, the FASB issued SFAS No. 161 ("SFAS 161"), Disclosures about Derivative Instruments and Hedging Activities, and an amendment of FASB Statement No. 133. SFAS 161 attempts to improve the transparency of financial reporting by mandating the provision of additional information about how derivative and hedging activities affect an entity's financial position, financial performance and cash flows. This statement changes the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosure about (1) how and why an entity uses derivative instruments,
(2) how derivative instruments and related hedged items are accounted for under SFAS Statement 133 and its related interpretations, and (3) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. To meet these mandates, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts, gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This disclosure framework is intended to better convey the purpose of derivative use in terms of the risks that an entity is intending to manage. SFAS 161 was effective for us as of January 1, 2009 and was adopted prospectively. We discontinued hedge accounting as of September 30, 2008 and therefore the effect of the adoption of SFAS 161 will be a minimal increase in footnote disclosures. A table of the effect of the de-designated swap transactions will be included to indicate the effect on OCI and Other Income (Expense).

     On October 10, 2008, FASB issued FASB Staff Position (FSP) 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active ("FSP 157-3"), in response to the deterioration of the credit markets. This FSP provides guidance clarifying how SFAS 157 should be applied when valuing securities in markets that are not active. The guidance provides an illustrative example that applies the objectives and framework of SFAS 157, utilizing management's internal cash flow and discount rate assumptions when relevant observable data does not exist. It further clarifies how observable market information and market quotes should be considered when measuring fair value in an inactive market. It reaffirms the notion of fair value as an exit price as of the measurement date and that fair value analysis is a transactional process and should not be broadly applied to a group of assets. FSP 157-3 was effective upon issuance including prior periods for which financial statements have not been issued. FSP 157-3 does not have a material effect on the fair value of our assets as we intend to continue to hold assets that can be valued via level 1 and level 2 criteria, as defined under SFAS 157.

     On October 3, 2008 the Emergency  Economic  Stabilization  Act of 2008 (the
EESA) was signed into law. Section 133 of the EESA mandated that the Securities and Exchange Commission (the SEC) conduct a study on mark-to-market accounting standards. The SEC provided its study to the US Congress on December 30, 2008. Part of the recommendations within the study indicated that "fair value requirements should be improved through development of application and best practices guidance for determining fair value in illiquid or inactive markets." As a result of this study and the recommendations therein, the FASB issued Staff Position (FSP) FAS157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased when compared with normal market activity for the asset or liability (or similar assets or liabilities). The FSP gives specific factors to evaluate if there has been a decrease in normal market activity and if so, provides a methodology to analyze transactions or quoted prices and make necessary adjustments to fair value in accordance with Statement
157. The objective is to determine the point within a range of fair value estimates that is most representative of fair value under current market conditions. FSP FAS157-4 is effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009 and we decided to early adopt FSP FAS 157-4. The implementation of FSP FAS157-4 has no major impact on the manner in which we estimate fair value, nor does it have any impact on current disclosure.

     Additionally, in conjunction with FSP 157-4, the FASB issued FAS 115-2 and FAS 124-2, Recognition and Presentation of Other Than Temporary Impairments. The objective of the new guidance is to make impairment guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments (OTTI) on debt and equity securities in financial statements. This EESA guidance was also the result of the SEC mark-to-market study mandated under the EESA. The SEC's recommendation was to "evaluate the need for modifications (or the elimination) of current OTTI guidance to provide for a more uniform system of impairment testing standards for financial instruments". The guidance revises the OTTI evaluation methodology. Previously the analytical focus was on whether the company had the "intent and ability to retain its investment in the debt security for a period of time sufficient to allow for any anticipated recovery in fair value". Now the focus is on whether we have (1) the intent to sell the Investment Securities, (2) it is more likely than not that it will be required to sell the Investment Securities before recovery, or (3) it does not expect to recover the entire amortized cost basis of the Investment Securities. Further, the security is analyzed for credit loss, (the difference between the present value of cash flows expected to be collected and the amortized cost basis). The credit loss, if any, will then be recognized in the statement of earnings, while the balance of impairment related to other factors will be recognized in OCI. FAS 115-2 and FAS 124-2 are effective for all interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009 and we decided to early adopt FSP FAS 115-2 and FSP FAS 124-2. For the quarter ended March 31, 2009 we did not have unrealized losses on Investment Securities that were deemed other-than-temporary.

     On April 9, 2009, the FASB also issued FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. The rule/guideline requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. The effective date of this rule/guideline is for interim reporting periods ending after June 15, 2009. Our early adoption did not impact financial reporting as all financial instruments are currently reported at fair value in both the interim and annual reports.

Results of Operations: For the Quarters Ended March 31, 2008 and 2009

     Net Income Summary

     For the quarter ended March 31, 2009, our net income was $349.9 million or $0.64 basic income per average share related to common shareholders, as compared to $243.0 million net income or $0.54 basic net income per average share for the quarter ended March 31, 2008. Net income per average share increased by $0.10 per average share available to common shareholders and total net income increased $106.9 million for the quarter ended March 31, 2009, when compared to the quarter ended March 31, 2008. We attribute the increase in total net income for the quarter ended March 31, 2009 from the quarter ended March 31, 2008 primarily to increase in net interest income of $83.9 million and recording of unrealized gain related to interest rate swaps in the first quarter of 2009. An unrealized gain of $35.5 million was recorded in the income statement for the quarter ended March 31, 2009 as the result of de-designation of cash flow hedges. Prior to the fourth quarter of 2008, we recorded changes in the fair values in our interest rate swaps in the Accumulated Other Comprehensive Income in our Statement of Financial Condition.

                               Net Income Summary
                (dollars in thousands, except for per share data)

                                                                      Quarter Ended        Quarter Ended
                                                                     March 31, 2009       March 31, 2008
                                                                     -----------------------------------
Interest income                                                            $716,015             $791,128
Interest expense                                                            378,625              537,606
                                                                     -----------------------------------
     Net interest income                                                    337,390              253,522
                                                                     -----------------------------------

Other income:
  Investment advisory and service fees                                        7,761                6,598
  Gain on sale of investment securities                                       5,023                9,417
  Income from trading securities                                                  -                1,854
  Dividend income from available-for-sale equity securities                     918                  941
  Unrealized gain on interest rate swaps                                     35,545                    -
                                                                     -----------------------------------
     Total other income                                                      49,247               18,810
                                                                     -----------------------------------

Expenses:
  Distribution fees                                                             428                  633

  General and administrative expenses                                        29,882               23,995
                                                                     -----------------------------------
     Total expenses                                                          30,310               24,628
                                                                     -----------------------------------

Income before income taxes and noncontrolling interest                      356,327              247,704

Income taxes                                                                  6,434                4,610
                                                                     -----------------------------------

Net income                                                                  349,893              243,094

Noncontrolling interest                                                           -                   58
                                                                     -----------------------------------

Net Income attributable to controlling interest                             349,893              243,036

Dividends on preferred stock                                                  4,626                5,373
                                                                     -----------------------------------

Net income available to common shareholders                                $345,267             $237,663
                                                                    ====================================

Weighted average number of basic common shares outstanding              542,903,110          443,812,432
Weighted average number of diluted common shares outstanding            548,551,328          452,967,457

Basic net income per average common share                                     $0.64                $0.54
Diluted net income per average common share                                   $0.63                $0.53

Average total assets                                                    $59,157,435          $56,827,604
Average equity                                                           $7,751,275           $5,835,604

Return on average total assets                                                 2.37%                1.71%
Return on average equity                                                      18.06%               16.66%

     Interest Income and Average Earning Asset Yield

     We had average earning assets of $54.8 billion for the quarter ended March 31, 2009. We had average earning assets of $56.1 billion for the quarter ended March 31, 2008. Our primary source of income is interest income. Our interest income was $716.0 million for the quarter ended March 31, 2009 and $791.1 million for the quarter ended March 31, 2008. The yield on average Investment Securities was 5.23% and 5.64%, for the quarters ending March 31, 2009 and 2008, respectively. The prepayment speeds increased to an average of 16% CPR for the quarter ended March 31, 2009 from an average of 15% CPR for the quarter ended March 31, 2008. Interest income for the quarter ended March 31, 2009, when compared to interest income for the quarter ended March 31, 2008, declined by $75.1 million due to the decline in the average earning assets of $1.3 billion and the decline in the yield on earning assets of 41 basis points.

         Interest Expense and the Cost of Funds

     Our largest expense is the cost of borrowed funds. We had average borrowed funds of $48.5 billion and total interest expense of $378.6 million for the quarter ended March 31, 2009. We had average borrowed funds of $51.4 billion and total interest expense of $537.6 million for the quarter ended March 31, 2008. Our average cost of funds was 3.12% for the quarter ended March 31, 2009 and 4.18% for the quarter ended March 31, 2008. The cost of funds rate decreased by 106 basis points and the average borrowed funds decreased by $2.9 billion for the quarter ended March 31, 2009 when compared to the quarter ended March 31, 2008. Interest expense for the quarter ended March 31, 2009 decreased by $159.0 million, when compared to the quarter ended March 31, 2008, due to the decrease in the average borrowed funds and the average cost of funds rate. Since a substantial portion of our repurchase agreements are short term, changes in market rates are directly reflected in our interest expense. Our average cost of funds was 2.66% above average one-month LIBOR and 1.38% above average six-month LIBOR for the quarter ended March 31, 2009.

     The table below shows our average borrowed funds and average cost of funds as compared to average one-month and average six-month LIBOR for the quarter ended March 31, 2009, the year ended December 31, 2008 and four quarters in 2008.

                              Average Cost of Funds
                              ---------------------
      (Ratios for the quarters have been annualized, dollars in thousands)

                                                                                 Average
                                                                                One-Month   Average Cost   Average
                                                                                 LIBOR       of Funds      Cost of
                                                  Average                       Relative   Relative to      Funds
                           Average                Cost    Average    Average    to Average   Average     Relative to
                           Borrowed    Interest    of     One-Month  Six-Month  Six-Month   One-Month      Average
                            Funds       Expense   Funds   LIBOR      LIBOR       LIBOR       LIBOR      Six-Month LIBOR
                         -----------------------------------------------------------------------------------------------
For the Quarter Ended
  March 31, 20099         $48,497,444    $378,625  3.12%   0.46%     1.74%      (1.28%)        2.66%         1.38%
------------------------------------------------------------------------------------------------------------------------
For the Year Ended        $50,270,226  $1,888,912  3.76%   2.68%     3.06%      (0.38%)        1.08%         0.70%
  December 31, 2008
For the Quarter Ended
  December 31, 2008       $47,581,332    $450,805  3.79%   2.23%     2.94%      (0.71%)        1.56%         0.85%
For the Quarter Ended
  September 30, 2008      $51,740,645    $458,250  3.54%   2.62%     3.19%      (0.57%)        0.92%         0.35%
For the Quarter Ended
  June 30, 2008           $50,359,825    $442,251  3.51%   2.59%     2.93%      (0.34%)        0.92%         0.58%
For the Quarter Ended
  March 31, 2008          $51,399,101    $537,606  4.18%   3.31%     3.18%       0.13%         0.87%         1.00%

     Net Interest Income

     Our net interest income, which equals interest income less interest expense, totaled $337.4 million for the quarter ended March 31, 2009 and $253.5 million for the quarter ended March 31, 2008. Our net interest income increased for the quarter ended March 31, 2009, as compared to the quarter ended March 31, 2008, because of increased interest rate spread. Our net interest spread, which equals the yield on our average assets for the period less the average cost of funds for the period, was 1.46% for the quarter ended March 31, 2008 as compared 2.11% for the quarter ended March 31, 2009. This 65 basis point increase in interest rate spread for first quarter of 2009 over the spread for first quarter of 2008 was the result in the decrease in the average cost of funds of 106 basis points, which was only partially offset by a decrease in average yield on average interest earning assets of 41 basis points.

     The table below shows our interest income by average Investment Securities held, total interest income, yield on average interest earning assets, average balance of repurchase agreements, interest expense, average cost of funds, net interest income, and net interest rate spread for the quarter ended March 31, 2009, the year ended December 31, 2008 and four quarters in 2008.

                               Net Interest Income
                               -------------------
        (Ratios for quarters have been annualized, dollars in thousands)

                          Average                 Average      Average                                       Net
                         Investment     Total     Interest    Balance of             Average     Net       Interest
                         Securities    Interest   Earning     Repurchase  Interest   Cost of   Interest     Rate
                            Held        Income     Assets     Agreements   Expense     Funds    Income     Spread
                       ---------------------------------------------------------------------------------------------
For the Quarter Ended
   March 31, 2009       $54,763,268    $716,015     5.23%    $48,497,444   $378,625   3.12%     $337,390    2.11%
--------------------------------------------------------------------------------------------------------------------
For the Year Ended
   December 31, 2008    $55,962,519  $3,115,428     5.57%    $50,270,226 $1,888,912   3.76%   $1,226,516    1.81%
 For the Quarter Ended
   December 31, 2008    $53,838,665    $740,282     5.50%    $47,581,332   $450,805   3.79%     $289,477    1.71%
 For the Quarter Ended
   September 30, 2008   $57,694,277    $810,659     5.62%    $51,740,645   $458,250   3.54%     $352,409    2.08%
For the Quarter Ended
   June 30, 2008        $56,197,550    $773,359     5.50%    $50,359,825   $442,251   3.51%     $331,108    1.99%
For the Quarter Ended
   March 31, 2008       $56,119,584    $791,128     5.64%    $51,399,101   $537,606   4.18%     $253,522    1.46%

     Investment Advisory and Service Fees

     FIDAC and Merganser are registered investment advisors specializing in managing fixed income securities. At March 31, 2009, FIDAC and Merganser had under management approximately $8.5 billion in net assets and $16.3 billion in gross assets, compared to $3.2 billion in net assets and $12.7 billion in gross assets at March 31, 2008. Net investment advisory and service fees net of distribution fees for the quarters ended March 31, 2009 and 2008 totaled $7.3 million and $6.0 million, respectively. Gross assets under management will vary from time to time because of changes in the amount of net assets FIDAC and Merganser manage as well as changes in the amount of leverage used by the various funds and accounts FIDAC manages.

     Gains and Losses on Sales of Investment Securities

     For the quarter ended March 31, 2009, we sold Investment Securities with a carrying value of $835.7 million for aggregate net gain of $5.0 million. For the quarter ended March 31, 2008, we sold Investment Securities with a carrying value of $4.1 billion for a net gain of $9.4 million. We do not expect to sell assets on a frequent basis, but may from time to time sell existing assets to move into new assets, which our management believes might have higher risk-adjusted returns, or to manage our balance sheet as part of our asset/liability management strategy.

     Income from Trading Securities

     For the quarter ended March 31, 2009, we did not have income from trading securities. Gross income from trading securities totaled $1.9 million for the quarter ended March 31, 2008.

     Dividend Income from Available-For-Sale Equity Securities

     Dividend income from our investment in Chimera totaled $918,000 and $941,000 for the quarter ended March 31, 2009 and 2008, respectively.

     General and Administrative Expenses

     General and administrative (or G&A) expenses were $29.9 million for the quarter ended March 31, 2009 and $24.0 million for the quarter ended March 31, 2008. G&A expenses as a percentage of average total assets was 0.20% and 0.17%, for the quarters ended March 31, 2009 and 2008, respectively. The increase in G&A expenses of $5.9 million for the quarter ended March 31, 2009 was primarily the result of increased compensation, directors and officers insurance and additional costs related to our subsidiaries. Our employees increased from 41 at March 31, 2008 to 69 at March 31, 2009.

     The table below shows our total G&A expenses as compared to average total assets and average equity for the quarter ended March 31, 2009, the year ended December 31, 2008 and four quarters in 2008.

                    G&A Expenses and Operating Expense Ratios
                    -----------------------------------------
      (ratios for the quarters have been annualized, dollars in thousands)

                                                                    Total G&A           Total G&A
                                                                 Expenses/Average   Expenses/Average
                                            Total G&A Expenses        Assets             Equity
                                            ----------------------------------------------------------
For the Quarter Ended March 31, 2009             $29,882              0.20%               1.54%
------------------------------------------------------------------------------------------------------
For the Year Ended December 31, 2008            $103,622              0.18%               1.55%
For the Quarter Ended December 31, 2008          $26,957              0.18%               1.50%
For the Quarter Ended September 30, 2008         $25,455              0.17%               1.40%
For the Quarter Ended June 30, 2008              $27,215              0.18%               1.59%
For the Quarter Ended March 31, 2008             $23,995              0.17%               1.64%

     Net Income and Return on Average Equity

     Our net income was $349.9 million for the quarter ended March 31, 2009 and net income was $243.0 million for the quarter ended March 31, 2008. Our annualized return on average equity was 18.06% for the quarter ended March 31, 2009 and 16.66% for the quarter ended March 31, 2008. Net interest income increased by $83.9 million for the quarter ended March 31, 2009, as compared to the quarter ended March 31, 2008, due to the increase in interest rate spread. In addition to the increase in interest rate spread, an unrealized gain on interest rate swaps of $35.5 million was recorded in the income statement for the quarter ended March 31, 2009, as the result of de-designation of cash flow hedges. Prior to the fourth quarter of 2008, we recorded changes in the fair values in our interest rate swaps in Accumulated Other Comprehensive Income in our Statement of Financial Condition.

     The table below shows our net interest income, net investment advisory and service fees, gain (loss) on sale of Mortgage-Backed Securities and termination of interest rate swaps, loss on other-than-temporarily impaired securities, income from trading securities, G&A expenses, income taxes, each as a percentage of average equity, and the return on average equity for the quarter ended March 31, 2009, the year ended December 31, 2008 and four quarters in 2008.

                     Components of Return on Average Equity
                     --------------------------------------
                 (Ratios for the quarters have been annualized)

                                              Gain/(Loss)
                                               on Sale of
                                               Mortgage-
                                                Backed
                                               Securities
                                                 and
                                     Net      Realized and  Loss on      Income    Dividend
                                  Investment   Unrealized  other-than-   (loss)     income
                         Net      Advisory     Gain/(Loss) temporarily    from      from
                       Interest     and         Interest    impaired     trading   available-    G&A     Income    Return
                        Income/    Service     Rate Swaps/  securities/ securities  for-sale   Expenses/ Taxes/    (loss) on
                        Average  Fees/Average   Average      Average    /Average    equity     Average   Average   Average
                        Equity      Equity      Equity       Equity      Equity    securities  Equity    Equity     Equity
                       -----------------------------------------------------------------------------------------------------
For the Quarter Ended
  March 31, 2009         17.41%       0.38%      2.09%           -           -        0.05%     (1.54%)   (0.33%)    18.06%
----------------------------------------------------------------------------------------------------------------------------
For the Year Ended
  December 31, 2008      18.36%       0.39%    (11.34%)      (0.48%)      0.15%       0.04%     (1.55%)   (0.39%)     5.18%
For the Quarter Ended
  December 31, 2008      16.06%       0.38%    (42.63%)         -        (0.11%)      0.03%     (1.50%)   (0.35%)   (28.12%)
For the Quarter Ended
  September 30, 2008     19.52%       0.41%     (0.07%)      (1.76%)      0.42%       0.03%     (1.40%)   (0.42%)    16.73%
For the Quarter Ended
  June 30, 2008          19.40%       0.35%      0.16%          -         0.13%       0.03%     (1.59%)   (0.44%)    18.04%
For the Quarter Ended
   March 31, 2008        17.38%       0.41%      0.64%          -         0.13%       0.06%     (1.64%)   (0.32%)    16.66%

Financial Condition

     Investment Securities, Available for Sale

     All of our Mortgage-Backed Securities at March 31, 2009 and December 31, 2008 were adjustable-rate or fixed-rate mortgage-backed securities backed by single-family mortgage loans. All of the mortgage assets underlying these mortgage-backed securities were secured with a first lien position on the underlying single-family properties. All of our mortgage-backed securities were Freddie Mac, Fannie Mae or Ginnie Mae mortgage pass-through certificates or CMOs, which carry an implied "AAA" rating. All of our agency debentures are callable and carry an implied "AAA" rating. We carry all of our earning assets at fair value. We accrete discount balances as an increase in interest income over the life of discount Investment Securities and we amortize premium balances as a decrease in interest income over the life of premium Investment Securities. At March 31, 2009 and December 31, 2008 we had on our balance sheet a total of $60.0 Million and, $64.4 million, respectively, of unamortized discount (which is the difference between the remaining principal value and current historical amortized cost of our Investment Securities acquired at a price below principal value) and a total of $728.3 million and $619.5 million, respectively, of unamortized premium (which is the difference between the remaining principal value and the current historical amortized cost of our Investment Securities acquired at a price above principal value).

     We received mortgage principal repayments of $2.5 billion and $2.5 billion for the quarters ended March 31, 2009 and March 31, 2008, respectively. The average prepayment speed for the quarters ended March 31, 2009 and 2008 was 16%, and 15%, respectively. During the quarter ended March 31, 2009, the average CPR increased to 16% from 15% during the quarter ended March 31, 2008, due to an increase in foreclosure and refinancing activity. Given our current portfolio composition, if mortgage principal prepayment rates were to increase over the life of our mortgage-backed securities, all other factors being equal, our net interest income would decrease during the life of these mortgage-backed securities as we would be required to amortize our net premium balance into income over a shorter time period. Similarly, if mortgage principal prepayment rates were to decrease over the life of our mortgage-backed securities, all other factors being equal, our net interest income would increase during the life of these mortgage-backed securities as we would amortize our net premium balance over a longer time period.

     The table below summarizes certain characteristics of our Investment Securities at March 31, 2009, December 31, 2008, September 30, 2008, June 30, 2008, and March 31, 2008.

                              Investment Securities
                              ---------------------
                             (dollars in thousands)

                                                                                                Fair
                                                                    Amortized                  Value/      Weighted
                              Principal      Net      Amortized   Cost/Principal              Principal    Average
                                Amount     Premium      Cost         Amount      Fair Value     Amount      Yield
                             ----------------------------------------------------------------------------------------
At March 31, 2009            $56,718,404   $668,295   $57,386,699     101.18%   $58,785,456     103.64%       4.98%
---------------------------------------------------------------------------------------------------------------------
At December 31, 2008         $54,508,672   $555,043   $55,063,715     101.02%   $55,645,940     102.09%       5.15%
At September 30, 2008        $55,211,123   $525,394   $55,736,517     100.95%   $55,459,280     100.45%       5.41%
At June 30, 2008             $58,304,678   $500,721   $58,805,399     100.86%   $58,749,300     100.76%       5.33%
At March 31, 2008            $56,006,707   $383,334   $56,390,041     100.68%   $56,853,862     101.51%       5.36%


     The  table  below  summarizes  certain  characteristics  of our  Investment
Securities at March 31, 2009,  December 31, 2008,  September 30, 2008,  June 30,
2008,  and  March 31,  2008.  The index  level  for  adjustable-rate  Investment
Securities is the weighted average rate of the various short-term interest rate indices, which determine the coupon rate.

               Adjustable-Rate Investment Security Characteristics
               ---------------------------------------------------
                             (dollars in thousands)

                                                                                               Principal Amount
                                         Weighted     Weighted                     Weighted    at Period End as
                                         Average    Average Term     Weighted       Average      % of Total
                            Principal    Coupon       to Next         Average       Asset        Investment
                             Amount       Rate       Adjustment     Lifetime Cap    Yield        Securities
                           -------------------------------------------------------------------------------------
At March 31, 2009          $19,558,480     4.66%      34 months          10.06%      3.74%            34.48%
----------------------------------------------------------------------------------------------------------------
At December 31, 2008       $19,540,152     4.75%      36 months          10.00%      3.93%            35.85%
At September 30, 2008      $19,310,012     5.27%      37 months           9.98%      4.65%            34.97%
At June 30, 2008           $18,418,637     5.16%      36 months           9.89%      4.54%            31.59%
At March 31, 2008          $17,487,518     5.19%      35 months           9.73%      4.40%            31.22%

                 Fixed-Rate Investment Security Characteristics
                 ----------------------------------------------
                             (dollars in thousands)

                                                                                           Principal Amount at
                                                Weighted Average     Weighted Average    Period End as % of Total
                            Principal Amount      Coupon Rate          Asset Yield        Investment Securities
                            --------------------------------------------------------------------------------------
At March 31, 2009             $37,159,924            6.08%                5.64%                   65.52%
------------------------------------------------------------------------------------------------------------------
At December 31, 2008          $34,968,520            6.13%                5.84%                   64.15%
At September 30, 2008         $35,901,111            6.06%                5.82%                   65.03%
At June 30, 2008              $39,886,041            6.00%                5.70%                   68.41%
At March 31, 2008             $38,519,189            5.98%                5.80%                   68.78%

     At March 31, 2009 and December 31, 2008, we held Investment Securities with coupons linked to various indices. The following tables detail the portfolio characteristics by index.

                 Adjustable-Rate Investment Securities by Index
                 ----------------------------------------------
                                 March 31, 2009

                                                                               11th               Monthly
                                         One-     Six-     Twelve   12-Month  District  1-Year    Federal
                                        Month     Month     Month    Moving   Cost of   Treasury  Cost of   Other
                                        Libor     Libor     Libor   Average    Funds     Index     Funds   Indexes(1)
                                       ---------------------------------------------------------------------------
Weighted Average Term to Next           1 mo.     23 mo.   51 mo.      1 mo.    1 mo.    38 mo.    1 mo.    14 mo.
  Adjustment
Weighted Average Annual Period Cap      6.39%     1.61%     2.01%      0.02%    1.05%    1.94%     0.00%     1.84%
Weighted Average Lifetime Cap at
  March 31, 2009                        7.04%    11.20%    10.89%      9.19%   10.78%   10.83%    13.43%    11.95%
Investment Principal Value as
Percentage of Investment Securities     7.10%     1.98%    19.48%      1.14%    0.66%    3.94%     0.11%     0.07%
  at March 31, 2009

     (1) Combination of indexes that account for less than 0.05% of total investment securities.


                 Adjustable-Rate Investment Securities by Index
                 ----------------------------------------------
                                December 31, 2008

                                                                               11th               Monthly
                                         One-     Six-     Twelve   12-Month  District  1-Year    Federal
                                        Month     Month     Month    Moving   Cost of   Treasury  Cost of   Other
                                        Libor     Libor     Libor   Average    Funds     Index     Funds   Indexes(1)
                                       ---------------------------------------------------------------------------
Weighted Average Term to Next           1 mo.    25 mo.    55 mo.     1 mo.    1 mo.    37 mo.     1 mo.   14 mo.
  Adjustment
Weighted Average Annual Period Cap      6.28%     1.95%     1.98%     0.00%    1.26%     1.93%     0.00%    1.94%
Weighted Average Lifetime Cap at
  December 31, 2008                     7.07%    10.87%    10.92%     8.86%   11.35%    10.86%    13.44%   11.98%
Investment  Principal Value as
Percentage of Investment Securities     8.11%     2.53%    19.32%     0.99%    0.60%     4.12%     0.11%    0.07%
  at December 31, 2008

     (1) Combination of indexes that account for less than 0.05% of total investment securities.

     Reverse Repurchase Agreements

     At March 31, 2009 and December 31, 2008, we lent $452.5 million and $562.1 million, respectively, to Chimera in an overnight reverse repurchase agreement. This amount is included at fair value in our Statement of Financial Condition. The interest rate at March 31, 2009 and December 31, 2008 was at the market rate of 2.01% and 1.43%, respectively. The collateral for this loan is mortgage-backed securities.

     Receivable from Prime Broker on Equity Investment

     The net assets of the investment fund are subject to English bankruptcy law, which governs the administration of Lehman Brothers International (Europe)
(LBIE), as well as the law of New York, which governs the contractual documents. Until our contractual documents with LBIE are terminated, the value of the assets and liabilities in our account with LBIE will continue to fluctuate based on market movements. We do not intend to terminate these contractual documents until LBIE's administrators have clarified the consequences of us doing so. We have not received notice from LBIE's administrators that LBIE has terminated the documents. LBIE's administrators have advised us that they can provide us with no additional information about our account at this time. As a result, we have presented the market value of our account with LBIE as of September 15, 2008 of $16.9 million, which is the date of the last statement we received from LBIE on the account's assets and liabilities. We can provide no assurance, however, that we will recover all or any portion of these assets following completion of LBIE's administration (and any subsequent liquidation). Based on the information known at March 31, 2009, a loss was not determined to be probable. If additional information indicates otherwise and it is determined that the loss is probable, the estimated loss will be reflected in the statement of operations

     Borrowings

     To date, our debt has consisted entirely of borrowings collateralized by a pledge of our Investment Securities. These borrowings appear on our statement of financial condition as repurchase agreements. At March 31, 2009, we had established uncommitted borrowing facilities in this market with 30 lenders in amounts which we believe are in excess of our needs. All of our Investment Securities are currently accepted as collateral for these borrowings. However, we limit our borrowings, and thus our potential asset growth, in order to maintain unused borrowing capacity and thus increase the liquidity and strength of our financial condition.

     At March 31, 2009, the term to maturity of our borrowings ranged from one day to ten years. Additionally, we have entered into structured borrowings giving the counterparty the right to call the balance prior to maturity. The weighted average original term to maturity of our borrowings was 263 days at March 31, 2009. At March 31, 2008, the term to maturity of our borrowings ranged from one day to ten years, with a weighted average original term to maturity of 266 days.

     At March 31, 2009, the weighted average cost of funds for all of our borrowings was 2.78%, including the effect of the interest rate swaps, and the weighted average term to next rate adjustment was 219 days. At March 31, 2008, the weighted average cost of funds for all of our borrowings 3.85% and the weighted average term to next rate adjustment was 229 days.

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

     Borrowings under our repurchase agreements increased by $2.3 billion to $49.0 billion at March 31, 2009, from $46.7 billion at December 31, 2008.

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

     Under our repurchase agreements, we may be required to pledge additional assets to our repurchase agreement counterparties (i.e., lenders) in the event the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral (a "margin call"), which may take the form of additional securities or cash. Similarly, if the estimated fair value of our pledged collateral increases due to changes in market interest rates of market factors, lenders may release collateral back to us. Specifically, margin calls result from a decline in the value of the our Mortgage-Backed Securities securing our repurchase agreements, prepayments on the mortgages securing such Mortgage-Backed Securities and to changes in the estimated fair value of such Mortgage-Backed Securities generally due to principal reduction of such Mortgage-Backed Securities from scheduled amortization and resulting from changes in market interest rates and other market factors. Through March 31, 2009, we did not have any margin calls on our repurchase agreements that we were not able to satisfy with either cash or additional pledged collateral. However, should prepayment speeds on the mortgages underlying our Mortgage-Backed Securities and/or market interest rates suddenly increase, margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.

     The following table summarizes the effect on our liquidity and cash flows from contractual obligations for repurchase agreements, interest expense on repurchase agreements, the non-cancelable office lease and employment agreements at March 31, 2009. The table does not include the effect of net interest rate payments under our interest rate swap agreements. The net swap payments will fluctuate based on monthly changes in the receive rate, At March 31, 2009, the interest rate swaps had a negative fair value of $1.0 billion.

                                                                (dollars in thousands)

                                             Within One    One to Three     Three to      More than
Contractual Obligations                         Year           Years       Five Years    Five Years        Total
---------------------------------------------------------------------------------------------------------------------
Repurchase agreements                         $41,771,178     $4,630,000      $950,000     $1,600,000    $48,951,178
Interest expense on repurchase
agreements, based on rates at March 31,           292,698        366,702       157,761        196,229      1,013,390
2009
Long-term operating lease obligations                 886          1,207         1,352              -          3,445
Employment contracts                               79,421         16,765             -              -         96,186
                                           --------------------------------------------------------------------------
Total                                         $42,144,183     $5,014,674    $1,109,113     $1,796,229    $50,064,199
                                           ==========================================================================

     Stockholders' Equity

     During the quarter ended March 31, 2009, we declared dividends to common shareholders totaling $272.2 million or $0.50 per share, which were paid on April 29, 2009. During the quarter ended March 31, 2009, we declared and paid dividends to Series A Preferred shareholders totaling $3.6 million or $0.492188 per share, and Series B Preferred shareholders totaling $978,000 or $0.375 per share.

     During the quarter ended March 31, 2009, 55,887 options for an aggregate exercise price of $623,000 were exercised and 7,550 restricted shares were issued under the Long-Term Stock Incentive Plan, or Incentive Plan. During the quarter ended March 31, 2009, 1,355,961 shares of Series B Preferred Stock were converted into 2,801,000 shares of common stock.

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

                           Unrealized Gains and Losses
                             (dollars in thousands)

                                       March 31,    December 31,    September 30,     June 30,     March 31,
                                         2009           2008            2008            2008          2008
                                      -------------------------------------------------------------------------
Unrealized gain                        $1,502,319        $785,087         $217,710      $324,612      $654,506
Unrealized loss                          (380,768)       (532,857)        (879,208)     (803,403)     (990,320)
                                      -------------------------------------------------------------------------
Net Unrealized gain (loss)             $1,121,551        $252,230        ($661,498)    ($478,791)    ($335,814)
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

     Leverage

     Our debt-to-equity ratio at March 31, 2009 and December 31, 2008 was 6.0:1 and 6.4:1, respectively. We generally expect to maintain a ratio of debt-to-equity of between 8:1 and 12:1, although the ratio may vary from this range from time to time based upon various factors, including our management's opinion of the level of risk of our assets and liabilities, our liquidity position, our level of unused borrowing capacity and over-collateralization levels required by lenders when we pledge assets to secure borrowings.

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

     We seek to manage the extent to which our net income changes as a function of changes in interest rates by matching adjustable-rate assets with variable-rate borrowings. In addition, we have attempted to mitigate the potential impact on net income of periodic and lifetime coupon adjustment restrictions in our portfolio of investment securities by entering into interest rate swaps. At March 31, 2009, we had entered into swap agreements with a total notional amount of $17.3 billion. We agreed to pay a weighted average pay rate of 4.55% and receive a floating rate based on one month LIBOR. At December 31, 2008, we entered into swap agreements with a total notional amount of $17.6 billion. We agreed to pay a weighted average pay rate of 4.66% and receive a floating rate based on one month LIBOR. We may enter into similar derivative transactions in the future by entering into interest rate collars, caps or floors or purchasing interest only securities.

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

     Capital Resources

     At March 31, 2009, we had no material commitments for capital expenditures.

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

     Other Matters

     We calculate that at least 75% of our assets were qualified REIT assets, as defined in the Code for the quarters ended March 31, 2009 and 2008. We also calculate that our revenue qualifies for the 75% source of income test and for the 95% source of income test rules for the quarters ended March 31, 2009 and 2008. Consequently, we met the REIT income and asset test. We also met all REIT requirements regarding the ownership of our common stock and the distribution of our net income. Therefore, as of March 31, 2009 and December 31, 2008, we believe that we qualified as a REIT under the Code.

     We at all times intend to conduct our business so as not to become regulated as an investment company under the Investment Company Act of 1940, or the Investment Company Act. If we were to become regulated as an investment company, then our use of leverage would be substantially reduced. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" (qualifying interests). Under current interpretation of the staff of the SEC, in order to qualify for this exemption, we must maintain at least 55% of our assets directly in qualifying interests and at least 80% of our assets in qualifying interests plus other real estate related assets. In addition, unless certain mortgage securities represent all the certificates issued with respect to an underlying pool of mortgages, the Mortgage-Backed Securities may be treated as securities separate from the underlying mortgage loans and, thus, may not be considered qualifying interests for purposes of the 55% requirement. We calculate that as of March 31, 2009 and December 31, 2008, we were in compliance with this requirement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
        ----------------------------------------------------------

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

     Our profitability and the value of our portfolio (including interest rate swaps) may be adversely affected during any period as a result of changing interest rates. The following table quantifies the potential changes in net interest income, portfolio value should interest rates go up or down 25, 50 and 75 basis points, assuming the yield curves of the rate shocks will be parallel to each other and the current yield curve. All changes in income and value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at March 31, 2009 and various estimates regarding prepayment and all activities are made at each level of rate shock. Actual results could differ significantly from these estimates.

                                                                   Projected Percentage Change in
                                 Projected Percentage Change in    Portfolio Value, with Effect of
        Change in Interest Rate        Net Interest Income               Interest Rate Swaps
--------------------------------------------------------------------------------------------------

-75 Basis Points                              2.33%                             1.75%
-50 Basis Points                              1.15%                             1.68%
-25 Basis Points                              0.01%                             1.51%
Base Interest Rate                              -                                 -
+25 Basis Points                             (1.58%)                            0.86%
+50 Basis Points                             (3.39%)                            0.39%
+75 Basis Points                             (5.20%)                           (0.19%)

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

     The following table sets forth the estimated maturity or repricing of our interest-earning assets and interest-bearing liabilities at March 31, 2009. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except adjustable-rate loans, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature and does include the effect of the interest rate swaps. The interest rate sensitivity of our assets and liabilities in the table could vary substantially based on actual prepayment experience.

                                                                           More than 1
                                         Within 3 Months   4-12 Months    Year to 3 Years   3 Years and Over     Total
                                                                     (dollars in thousands)
                                         --------------------------------------------------------------------------------
Rate Sensitive Assets:
  Investment Securities (Principal)           $5,385,767      $2,607,636        $3,486,223     $45,238,778    $56,718,404
  Cash Equivalents                             1,035,118               -                 -               -      1,035,118
  Reverse Repurchase Agreements                  452,480               -                 -               -        452,480
                                         --------------------------------------------------------------------------------
  Total Rate Sensitive Assets                  6,873,365       2,607,636         3,486,223      45,238,778     58,206,002

Rate Sensitive Liabilities:
  Repurchase Agreements, with the
    effect of swaps                           23,262,528       6,160,650        13,052,350       6,475,650     48,951,178
                                         --------------------------------------------------------------------------------

Interest rate sensitivity gap
                                            ($16,389,163)    ($3,553,014)      ($9,566,127)    $38,763,128     $9,254,824
                                         ================================================================================

Cumulative rate sensitivity gap             ($16,389,163)   ($19,942,177)     ($29,508,304)     $9,254,824
                                         =================================================================

Cumulative interest rate sensitivity
gap as a percentage of total
rate-sensitive assets                                (29%)           (35%)             (52%)            16%
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

PART II.        OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS
        -----------------

     From time to time, we are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on our consolidated financial statements.

Item 1A. RISK FACTORS

     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. The materialization of any risks and uncertainties identified in our forward looking statements contained in this report together with those previously disclosed in the Form 10-K or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Special Note Regarding Forward Looking Statements" in this quarterly report on Form 10-Q. The information presented below updates and should be read in conjunction with the risk factors and information disclosed in that Form 10-K.

The conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the federal government, may adversely affect our business.

     Due to increased market concerns about Fannie Mae and Freddie Mac's ability to withstand future credit losses associated with securities held in their investment portfolios, and on which they provide guarantees, without the direct support of the federal government, on July 30, 2008, the government passed the Housing and Economic Recovery Act of 2008, or the HERA. Among other things, the HERA established the Federal Housing Finance Agency, or FHFA, which has broad regulatory powers over Fannie Mae and Freddie Mac. On September 7, 2008, the FHFA placed Fannie Mae and Freddie Mac into conservatorship and, together with the Treasury, established a program designed to boost investor confidence in Fannie Mae's and Freddie Mac's debt and mortgage-backed securities. As the conservator of Fannie Mae and Freddie Mac, the FHFA controls and directs the operations of Fannie Mae and Freddie Mac and may (1) take over the assets of and operate Fannie Mae and Freddie Mac with all the powers of the shareholders, the directors and the officers of Fannie Mae and Freddie Mac and conduct all business of Fannie Mae and Freddie Mac; (2) collect all obligations and money due to Fannie Mae and Freddie Mac; (3) perform all functions of Fannie Mae and Freddie Mac which are consistent with the conservator's appointment; (4) preserve and conserve the assets and property of Fannie Mae and Freddie Mac; and
(5) contract for assistance in fulfilling any function, activity, action or duty of the conservator. A primary focus of this new legislation is to increase the availability of mortgage financing by allowing Fannie Mae and Freddie Mac to continue to grow their guarantee business without limit, while limiting net purchases of agency mortgage-backed securities to a modest amount through the end of 2009. It is currently planned for Fannie Mae and Freddie Mac to reduce gradually their agency mortgage-backed securities portfolios beginning in 2010.

     In addition to FHFA becoming the conservator of Fannie Mae and Freddie Mac, the Treasury has taken three additional actions: (i) the Treasury and FHFA have entered into preferred stock purchase agreements between the Treasury and Fannie Mae and Freddie Mac pursuant to which the Treasury will ensure that each of Fannie Mae and Freddie Mac maintains a positive net worth; (ii) the Treasury has established a new secured lending credit facility which will be available to Fannie Mae, Freddie Mac and the Federal Home Loan Banks, which is intended to serve as a liquidity backstop, which will be available until December 2009; and
(iii) the Treasury has initiated a temporary program to purchase agency mortgage-backed securities issued by Fannie Mae and Freddie Mac.

     Although the Treasury has committed capital to Fannie Mae and Freddie Mac, there can be no assurance that these actions will be adequate for their needs. If these actions are inadequate, Fannie Mae and Freddie Mac could continue to suffer losses and could fail to honor their guarantees and other obligations. The future roles of Fannie Mae and Freddie Mac could be significantly reduced and the nature of their guarantees could be considerably limited relative to historical measurements. Any changes to the nature of the guarantees provided by Fannie Mae and Freddie Mac could redefine what constitutes agency mortgage-backed securities and could have broad adverse market implications.

     On November 25, 2008, the Federal Reserve announced that it will initiate a program to purchase $100 billion in direct obligations of Fannie Mae, Freddie Mac and the Federal Home Loan Banks and $500 billion in agency mortgage-backed securities backed by Fannie Mae, Freddie Mac and Ginnie Mae. The Federal Reserve stated that its actions are intended to reduce the cost and increase the availability of credit for the purchase of houses, and are meant to support housing markets and foster improved conditions in financial markets more generally. The purchases of direct obligations began during the first week of December 2008, and the purchases of agency mortgage-backed securities began in early January 2009. The Federal Reserve has announced an expansion of this program to purchase another $750 million in agency mortgage-backed securities through the end of 2009. The Federal Reserve's program to purchase agency mortgage-backed securities could cause an increase in the price of agency mortgage-backed securities, which could help the value of the assets in our portfolio but may negatively impact the net interest margin with respect to new agency mortgage-backed securities we may purchase.

     The size and timing of the federal government's agency mortgage-backed securities purchase program is subject to the discretion of the Treasury and the Federal Reserve. Purchases under these programs have already begun, but there is no certainty that they will continue. It is possible that a change in the Treasury's and the Federal Reserve's commitment to purchase agency mortgage-backed securities in the future could negatively affect the pricing of agency mortgage-backed securities that we seek to acquire. Given the highly fluid and evolving nature of events, it is unclear how our business may be impacted. Further activity of the U.S. Government or market response to developments at Fannie Mae and Freddie Mac could adversely impact our business.


Mortgage loan modification programs, future legislative action and changes in the requirements necessary to qualify for refinancing a mortgage with Fannie Mae, Freddie Mac or Ginnie Mae may adversely affect the value of, and the returns on, the assets in which we invest.

     During the second half of 2008 and in early 2009, the U.S. government, through the Federal Housing Administration, or FHA, and the FDIC, commenced implementation of programs designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures including the Hope for Homeowners Act of 2008, which allows certain distressed borrowers to refinance their mortgages into FHA-insured loans. The programs may also involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans or the rate of interest payable on the loans, or to extend the payment terms of the loans. Members of the U.S. Congress have indicated support for additional legislative relief for homeowners, including an amendment of the bankruptcy laws to permit the modification of mortgage loans in bankruptcy proceedings. These loan modification programs, future legislative or regulatory actions, including amendments to the bankruptcy laws, that result in the modification of outstanding mortgage loans, as well as changes in the requirements necessary to qualify for refinancing a mortgage with Fannie Mae, Freddie Mac or Ginnie Mae may adversely affect the value of, and the returns on, our Investment Securities. Depending on whether or not we purchased an instrument at a premium or discount, the yield we receive may be positively or negatively impacted by any modification.

The actions of the U.S. government, Federal Reserve and Treasury, including the establishment of the TALF and the PPIP, may adversely affect our business.

     The TALF was first announced by the Treasury on November 25, 2008, and has been expanded in size and scope since its initial announcement. Under the TALF, the Federal Reserve Bank of New York makes non-recourse loans to borrowers to fund their purchase of eligible assets, currently certain asset backed securities but not mortgage-backed securities. The nature of the eligible assets has been expanded several times. The Treasury has stated that through its expansion of the TALF, non-recourse loans will be made available to investors to certain fund purchases of legacy securitization assets. On March 23, 2009, the Treasury in conjunction with the FDIC, and the Federal Reserve, announced the PPIP. The PPIP aims to recreate a market for specific illiquid residential and commercial loans and securities through a number of joint public and private investment funds. The PPIP is designed to draw new private capital into the market for these securities and loans by providing government equity co-investment and attractive public financing.

     These programs are still in early stages of development, and it is not possible to predict how the TALF, the PPIP, or other recent U.S. government actions will impact the financial markets, including current significant levels of volatility, or our current or future investments. To the extent the market does not respond favorably to these initiatives or they do not function as intended, our business may not receive any benefits from this legislation. In addition, the U.S. government, Federal Reserve, Treasury and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis. We cannot predict whether or when such actions may occur, and such actions could have a dramatic impact on our business, results of operations and financial condition.


Item 6. EXHIBITS
        --------

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

3.4       Articles  of  Amendment  of  the  Articles  of  Incorporation  of  the
          Registrant   (incorporated   by   reference  to  Exhibit  3.4  of  the
          Registrant's Form 10-Q (filed with the Securities and Exchange Commission on May 7, 2008).

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


                                        ANNALY CAPITAL MANAGEMENT, INC.

Dated: May 7, 2009                      By: /s/ Michael A.J. Farrell
                                            ------------------------
                                        Michael A.J. Farrell
                                        (Chairman of the Board, Chief Executive
                                        Officer, President and authorized
                                        officer of registrant)

Dated: May 7, 2009                      By: /s/ Kathryn F. Fagan
                                            --------------------
                                        Kathryn F. Fagan
                                        (Chief Financial Officer and Treasurer
                                        and principal financial and chief
                                        accounting officer)