Form 10-Q
period 2009-06-30
ANNALY CAPITAL MANAGEMENT INC
filed 2009-08-06
CIK 1043219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  JUNE 30, 2009

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
10036
 (Zip Code)
(212) 696-0100
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes   X     No___

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes _X_ No __

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☑ Accelerated filer    Non-accelerated filer    Smaller reporting company 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      No  ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:

Class	Outstanding at August 5, 2009
Common Stock, $.01 par value	544,357,410

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

FORM 10-Q

TABLE OF CONTENTS

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Consolidated Statements of Financial Condition at June 30, 2009 (Unaudited) and December 31, 2008 (Derived from the audited consolidated statement of financial condition at December 31, 2008)	1

Consolidated Statements of Operations and Comprehensive Income (Unaudited) for the quarters and six months ended June 30, 2009 and 2008	2

Consolidated Statement of Stockholders’ Equity (Unaudited) for the six months ended June 30, 2009	3

Consolidated Statements of Cash Flows (Unaudited) for the quarters and six months ended June 30, 2009 and 2008	4

Notes to Consolidated Financial Statements (Unaudited)	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3. Quantitative and Qualitative Disclosures about Market Risk	42

Item 4. Controls and Procedures	43

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	44

Item 1A. Risk Factors	44

Item 4. Submission of Matters to a Vote of Security Holders	58

Item 6. Exhibits	59

SIGNATURES	60

Part I
Item 1.  Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
JUNE 30, 2009 AND DECEMBER 31, 2008
 (dollars in thousands, except for share data)

	June 30, 2009 (Unaudited)	December 31, 2008(1)
ASSETS
Cash and cash equivalents	$1,352,798	$909,353
Reverse repurchase agreements with affiliates	170,916	562,119
Mortgage-Backed Securities, at fair value	65,165,126	55,046,995
Agency debentures, at fair value	616,893	598,945
Available for sale equity securities, at fair value	156,990	52,795
Receivable for Investment Securities sold	412,214	75,546
Accrued interest and dividends receivable	313,772	282,532
Receivable from Prime Broker	16,886	16,886
Receivable for advisory and service fees	10,039	6,103
Intangible for customer relationships, net	11,091	12,380
Goodwill	27,917	27,917
Interest rate swaps, at fair value	7,267	-
Other assets	5,346	6,044
Total assets	$68,267,255	$57,597,615

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$51,326,930	$46,674,885
Payable for Investment Securities purchased	7,017,444	2,062,030
Accrued interest payable	102,662	199,985
Dividends payable	326,612	270,736
Accounts payable and other liabilities	40,115	8,380
Interest rate swaps, at fair value	722,700	1,102,285

Total liabilities	59,536,463	50,318,301

6.00% Series B Cumulative Convertible Preferred Stock: 4,600,000 shares authorized 2,604,814 and 3,963,525 shares issued and outstanding, respectively	63,118	96,042

Commitments and contingencies (Note 14)	-	-

Stockholders’ Equity:
7.875% Series A Cumulative Redeemable Preferred Stock: 7,412,500 shares authorized, issued and outstanding	177,088	177,088
Common stock: par value $.01 per share; 987,987,500 shares authorized, 544,353,997and 541,475,366 issued and outstanding, respectively	5,444	5,415
Additional paid-in capital	7,668,988	7,633,438
Accumulated other comprehensive income	1,362,134	252,230
Accumulated deficit	(545,980)	(884,899)

Total stockholders’ equity	8,667,674	7,183,272

Total liabilities, Series B Cumulative Convertible Preferred Stock and stockholders’ equity	$68,267,255	$57,597,615

(1) Derived from the audited consolidated statement of financial condition at December 31, 2008.
See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(dollars in thousands, except per share amounts)
(Unaudited)
	For the Quarter Ended June 30, 2009	For the Quarter Ended June 30, 2008	For the Six Months Ended June 30, 2009	For the Six Months Ended June 30, 2008
Interest income	$710,401	$773,359	$1,426,416	$1,564,487
Interest expense	322,596	442,251	701,221	979,857
Net interest income	387,805	331,108	725,195	584,630

Other income:
Investment advisory and service fees	11,736	6,406	19,497	13,004
Gain on sale of Investment Securities	2,364	2,830	7,387	12,247
Income from trading securities	-	2,180	-	4,034
Dividend income from available-for-sale equity securities	3,221	580	4,139	1,521
Unrealized gain on interest rate swaps	230,207	-	265,752	-
Total other income	247,528	11,996	296,775	30,806
Expenses:
Distribution fees	432	370	860	1,003
General and administrative expenses	30,046	27,215	59,928	51,210
Total expenses	30,478	27,585	60,788	52,213

Income before income taxes and noncontrolling interest	604,855	315,519	961,182	563,223

Income taxes	7,801	7,527	14,235	12,137

Net income	597,054	307,992	946,947	551,086

Noncontrolling interest	-	-	-	58

Net income attributable to controlling interest	597,054	307,992	946,947	551,028

Dividends on preferred stock	4,625	5,334	9,251	10,707

Net income available to common shareholders	$592,429	$302,658	$937,696	$540,321

Net income available per share to common shareholders-basic	$1.09	$0.60	$1.72	$1.14
Net income available per share to common shareholders-diluted	$1.08	$0.59	$1.71	$1.13

Weighted average number of common shares outstanding-basic	544,344,844	503,758,079	543,627,960	473,785,256
Weighted average number of common shares outstanding-diluted	550,099,709	512,678,975	549,394,817	482,813,463

Net income attributable to controlling interest	$597,054	$307,992	$946,947	$551,028
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	176,013	(529,008)	996,191	(311,445)
Unrealized gain (loss) on interest rate swaps	66,934	388,861	121,100	(2,902)
Reclassification adjustment for net gains included in net income	(2,364)	(2,830)	(7,387)	(12,247)
Other comprehensive income (loss)	240,583	(142,977)	1,109,904	(326,594)
Comprehensive income attributable to controlling interest	$837,637	$165,015	$2,056,851	$224,434

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2009
 (dollars in thousands, except per share data)
(Unaudited)

	Preferred Stock	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
BALANCE, DECEMBER 31, 2008	$177,088	$5,415	$7,633,438	$252,230	$(884,899)	$7,183,272

Net income attributable to controlling interest	-	-	-	-	946,947	946,947
Other comprehensive income	-	-	-	1,109,904	-	1,109,904
Exercise of stock options and stock grants	-	-	721	-	-	721
Stock option expense and long-term compensation expense	-	-	1,933	-	-	1,933
Conversion of Series B Cumulative Convertible Preferred Stock	-	29	32,896	-	-	32,925
Preferred Series A dividends declared, $0.984376 per share	-	-	-	-	(7,296)	(7,296)
Preferred Series B dividends declared, $0.75 per share	-	-	-	-	(1,955)	(1,955)
Common dividends declared, $1.10 per share	-	-	-	-	(598,777)	(598,777)

BALANCE, JUNE 30, 2009	$177,088	$5,444	$7,668,988	$1,362,134	$(545,980)	$8,667,674

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)
	For the Quarter Ended June 30, 2009	For the Quarter Ended June 30, 2008	For the Six Months Ended June 30, 2009	For the Six Months Ended June 30, 2008
Cash flows from operating activities:
Net income	$597,054	$307,992	$946,947	$551,086
Adjustments to reconcile net income to net cash provided by operating activities:
Net income attributable to noncontrolling interest	-	-	-	(58)
Amortization of Mortgage-Backed Securities premiums and discounts, net	58,415	26,613	99,429	54,126
Amortization of intangibles	414	1,236	1,502	2,238
Amortization of trading securities premiums and discounts	-	-	-	(3)
Gain on sale of Investment Securities	(2,364)	(2,830)	(7,387)	(12,247)
Stock option and long-term compensation expense	1,054	517	1,933	839
Unrealized gain on interest rate swaps	(230,207)	-	(265,752)	-
Net realized gain on trading investments	-	(1,837)	-	(7,130)
Unrealized depreciation on trading investments		351	-	4,778
Increase in accrued interest and dividends receivable	(13,661)	(17,040)	(22,186)	(32,350)
Decrease in trading sales receivables	-	-	-	157
Decrease in other assets	264	1,131	484	1,327
Purchase of trading securities	-	(11,270)	-	(12,016)
Proceeds from sale of trading securities	-	-	-	9,926
Purchase of trading securities sold, not yet purchased	-	(1,987)	-	(6,032)
Proceeds from securities sold, not yet purchased	-	4,551	-	14,399
Increase in advisory and service fees receivable	(3,532)	(123)	(3,936)	(1,105)
Decrease in interest payable	(9,795)	(17,960)	(97,323)	(102,993)
Increase (decrease) in accrued expenses and other liabilities	16,145	16,501	31,735	(63)
Proceeds from repurchase agreements on from broker dealer	25,947,444	-	27,033,470	-
Payments on repurchase agreements, broker dealer	(23,403,174)	-	(23,603,174)	-
Proceeds from reverse repo from broker dealer	589,777	-	589,777	-
Payment on reverse repo from broker dealer	(637,210)	-	(637,210)	-
Net cash provided by operating activities	2,910,624	305,845	4,068,309	464,879
Cash flows from investing activities:
Purchase of Mortgage-Backed Securities	(5,422,358)	(6,802,127)	(11,667,006)	(17,255,754)
Proceeds from sale of Investment Securities	147,180	1,497,894	1,029,934	5,658,254
Principal payments of Mortgage-Backed Securities	3,511,885	2,793,143	6,014,692	5,329,720
Agency debentures called	-	-	602,000	-
Purchase of agency debentures	(623,361)	-	(623,361)	(500,000)
Purchase of reverse repurchase agreements	901,916	750,036	1,011,555	(49,964)
Payments on reverse repurchase agreements	(572,919)	-	(572,919)	-
Purchase of available-for-sale equity securities from affiliate	(90,078)	-	(90,078)	-
Net cash used in investing activities	(2,147,735)	(1,761,054)	(4,295,183)	(6,817,744)
Cash flows from financing activities:
Proceeds from repurchase agreements	92,570,304	108,736,743	182,356,640	223,326,233
Principal payments on repurchase agreements	(92,738,822)	(108,221,087)	(181,134,891)	(217,533,130)
Proceeds from exercise of stock options	99	195	722	1,830
Proceeds from direct purchase and dividend reinvestment	-	16,490	-	71,047
Net proceeds from follow-on offerings	-	1,066,718	-	2,147,549
Net proceeds from ATM programs	-	-	-	71,832
Noncontrolling interest	-	-	-	(1,573)
Dividends paid	(276,790)	(230,154)	(552,152)	(372,146)
Net cash provided by financing activities	(445,209)	1,368,905	670,319	7,711,642

Net increase in cash and cash equivalents	317,680	(86,304)	443,445	1,358,777
Cash and cash equivalents, beginning of period	1,035,118	1,549,041	909,353	103,960
Cash and cash equivalents, end of period	$1,352,798	$1,462,737	$1,352,798	$1,462,737
Supplemental disclosure of cash flow information:
Interest paid	$332,391	$460,211	$798,544	$1,082,849
Taxes paid	$11,291	$9,091	$19,648	$9,340
Noncash financing activities:
Net change in unrealized gain (loss) on available-for-sale securities and interest rate swaps, net of reclassification adjustment	$240,583	$(142,977)	$1,109,904	(326,594)
Dividends declared, not yet paid	$326,612	$296,201	$326,612	$296,201
Noncash investing activities:
Receivable for Investment Securities Sold	$412,214	$824,308	$412,214	$824,308
Payable for Investment Securities Purchased	$7,017,444	$1,405,109	$7,017,444	$1,405,109

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERS ENDED JUNE 30, 2009 AND 2008

1.           ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

          Annaly Capital Management, Inc. (“Annaly” or the “Company”) was incorporated in Maryland on November 25, 1996.  The Company commenced its operations of purchasing and managing an investment portfolio of mortgage-backed securities on February 18, 1997, upon receipt of the net proceeds from the private placement of equity capital, and completed its initial public offering on October 14, 1997.  The Company is a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended.  Fixed Income Discount Advisory Company (“FIDAC”) is a registered investment advisor and is a wholly owned taxable REIT subsidiary of the Company.  During the third quarter of 2008, the Company formed RCap Securities, Inc. (“RCap”).  RCap was granted membership in the Financial Industry Regulatory Authority (“FINRA”) on January 26, 2009, and  operates as broker-dealer.  RCap is a wholly owned taxable REIT subsidiary of the Company.  On October 31, 2008, the Company acquired Merganser Capital Management, Inc. (“Merganser”).  Merganser is a registered investment advisor and is a wholly owned taxable REIT subsidiary of the Company.

A summary of the Company’s significant accounting policies follows:

Basis of Presentation - The accompanying unaudited consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements.  Accordingly, they may not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”).

The consolidated interim financial statements are unaudited; however, in the opinion of the Company's management, all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the financial positions, results of operations, and cash flows have been included. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008. The nature of the Company's business is such that the results of any interim period are not necessarily indicative of results for a full year. The consolidated financial statements include the accounts of the Company, FIDAC, Merganser, RCap and an affiliated investment fund (the “Fund”).  The Fund is a wholly owned subsidiary of the Company whose assets are subject to the administration of Lehman Brothers International (Europe) (“LBIE”) under English bankruptcy law.

 Cash and Cash Equivalents - Cash and cash equivalents include cash on hand and cash held in money market funds on an overnight basis.

Reverse Repurchase Agreements - The Company may invest its daily available cash balances via reverse repurchase agreements to provide additional yield on its assets.  These investments will typically be recorded as short term investments and will generally mature daily.  Reverse repurchase agreements are recorded at cost and are collateralized by mortgage-backed securities pledged by the counterparty to the agreement.  Reverse repurchase agreements entered into by RCap are part of the subsidiary’s daily matched book trading activity.  These reverse repurchase agreements are recorded on trade date at the contract amount, are collateralized by mortgage backed securities and generally mature within 30 days.  Margin calls are made by RCap as appropriate based on the daily valuation of the underlying collateral versus the contract price.  RCap generates income from the spread between what is earned on the reverse repurchase agreements and what is paid on the matched repurchase agreements.   Cash flows related to RCap’s matchbook activity are included in cash flows from operating activity.

Mortgage-Backed Securities and Agency Debentures - The Company invests primarily in mortgage pass-through certificates, collateralized mortgage obligations and other mortgage-backed securities representing interests in or obligations backed by pools of mortgage loans, and certificates guaranteed by the Government National Mortgage Association (“Ginnie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”), and the Federal National Mortgage Association (“Fannie Mae”)  (collectively, “Mortgage-Backed Securities”).   The Company also invests in agency debentures issued by Federal Home Loan Banks (“FHLBs”), Freddie Mac and Fannie Mae. The Mortgage-Backed Securities and agency debentures are collectively referred to herein as “Investment Securities.”

Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”), requires the Company to classify its Investment Securities as either trading investments, available-for-sale investments or held-to-maturity investments.  Although the Company generally intends to hold most of its Investment Securities until maturity, it may, from time to time, sell any of its Investment Securities as part of its overall management of its portfolio.  Accordingly, SFAS 115 requires the Company to classify all of its Investment Securities as available-for-sale.  All assets classified as available-for-sale are reported at estimated fair value, based on market prices from independent sources, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity.  The Company’s investment in Chimera Investment Corporation (“Chimera”) is accounted for as available-for-sale equity securities under the provisions of SFAS 115.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Based on the guidance provided by Financial Accounting Standards Board (“FASB”), the FASB issued FSP FAS 115-2 and FSP FAS 124-2, Recognition and Presentation of Other Than Temporary Impairments.   FSP FAS 115-2 and FSP FAS 124-2 are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 and the Company decided to early adopt these two FSPs.  Under these FSPs, the Company determines if it has (1) the intent to sell the Investment Securities, (2) it is more likely than not that it will be required to sell the securities before recovery, or (3) it does not expect to recover the entire amortized cost basis of the Investment Securities.  Further, the security is analyzed for credit loss (the difference between the present value of cash flows expected to be collected and the amortized cost basis).  The credit loss, if any, will then be recognized in the statement of earnings, while the balance of impairment related to other factors will be recognized in other comprehensive income (“OCI”). For the quarters ended June 30, 2009 and 2008, the Company did not have unrealized losses on Investment Securities that were deemed other than temporary.

SFAS No. 107, Disclosure About Fair Value of Financial Instruments, requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value.  The estimated fair value of Investment Securities, available-for-sale equity securities, trading securities, trading securities sold, not yet purchased, receivable from prime broker and interest rate swaps is equal to their carrying value presented in the consolidated statements of financial condition.  Cash and cash equivalents, reverse repurchase agreements, accrued interest and dividends receivable, receivable for securities sold, receivable for advisory and service fees, repurchase agreements with maturities shorter than one year, payable for Investment Securities purchased, dividends payable, accounts payable and other liabilities, and accrued interest payable, generally approximates fair value as of June 30, 2009 due to the short term nature of these financial instruments.  The estimated fair value of long term structured repurchase agreements is reflected in the Note 8 to the financial statements.

Interest income is accrued based on the outstanding principal amount of the Investment Securities and their contractual terms.  Premiums and discounts associated with the purchase of the Investment Securities are amortized into interest income over the projected lives of the securities using the interest method.  The Company’s policy for estimating prepayment speeds for calculating the effective yield is to evaluate historical performance, consensus prepayment speeds, and current market conditions.

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

As a result, the Company voluntarily discontinued hedge accounting after the third quarter of 2008 through a combination of de-designating previously defined hedge relationships and not designating new contracts as cash flow hedges.  The de-designation of cash flow hedges was done in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and Derivatives Implementation Group “DIG” Issue Nos. G3, G17, G18  & G20, which generally requires that the net derivative gain or loss related to the discontinued cash flow hedge should continue to be reported in accumulated OCI, unless it is probable that the forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter.  The Company continues to hold repurchase agreements in excess of swap contracts and has no indication that interest payments on the hedged repurchase agreements are in jeopardy of discontinuing.  Therefore, the deferred losses related to these derivatives that have been de-designated will not be recognized immediately and will remain in OCI. These losses are reclassified into earnings during the contractual terms of the swap agreements starting as of October 1, 2008.  Changes in the unrealized gains or losses on the interest rate swaps subsequent to September 30, 2008 are reflected in the Company’s statement of operations.

Credit Risk – The Company has limited its exposure to credit losses on its portfolio of Investment Securities by only purchasing securities issued by Freddie Mac, Fannie Mae, or Ginnie Mae and agency debentures issued by the FHLB, Freddie Mac and Fannie Mae.  The payment of principal and interest on the Freddie Mac, and Fannie Mae Mortgage-Backed Securities are guaranteed by those respective agencies, and the payment of principal and interest on the Ginnie Mae Mortgage-Backed Securities are backed by the full faith and credit of the U.S. government.  Principal and interest on agency debentures are guaranteed by the agency issuing the debenture.  All of the Company’s Investment Securities have an actual or implied “AAA” rating.  The Company faces credit risk on the portions of its portfolio which are not Investment Securities.

Market Risk - The current situation in the mortgage sector and the current weakness in the broader mortgage market could adversely affect one or more of the Company’s lenders and could cause one or more of the Company’s lenders to be unwilling or unable to provide additional financing.  This could potentially increase the Company’s financing costs and reduce liquidity.  If one or more major market participants fails, it could negatively impact the marketability of all fixed income securities, including agency mortgage securities.  This could negatively impact the value of the securities in the Company’s portfolio, thus reducing its net book value.  Furthermore, if many of the Company’s lenders are unwilling or unable to provide additional financing, the Company could be forced to sell its Investment Securities at an inopportune time when prices are depressed.  Even with the current situation in the mortgage sector, the Company does not anticipate having difficulty converting its assets to cash or extending financing terms due to the fact that its Investment Securities have an actual or implied “AAA” rating and principal payment is guaranteed by Freddie Mac, Fannie Mae, or Ginnie Mae.

Repurchase Agreements - The Company finances the acquisition of its Investment Securities through the use of repurchase agreements. Repurchase agreements are treated as collateralized financing transactions and are carried at their contractual amounts, including accrued interest, as specified in the respective agreements.   Repurchase agreements entered into by RCap are matched with reverse repurchase agreements and are recorded on trade date with the duration of such repurchase agreements mirroring those of the matched reverse repurchase agreements.  The repurchase agreements are recorded at the contract amount and margin calls are filled by RCap as required based on any deficiencies in collateral versus the contract price. RCap generates income from the spread between what is earned on the reverse repurchase agreements and what is paid on the repurchase agreements.  Intercompany transactions are eliminated in the statement of financial condition, statement of operations, and statement of cash flows.  Cash flows related to RCap’s repurchase agreements are included in cash flows from operating activity.

Cumulative Convertible Preferred Stock- The Company classifies its Series B Cumulative Convertible Preferred Stock (“Series B Preferred Stock”) on the consolidated statements of financial condition using the guidance in SEC Accounting Series Release No. 268, Presentation in Financial Statements of “Redeemable Preferred Stocks,” and Emerging Issues Task Force (“EITF”) Topic D-98, Classification and Measurement of Redeemable Securities.  The Series B Preferred Stock contains fundamental change provisions that allow the holder to redeem the Series B Preferred Stock for cash if certain events occur.  As redemption under these provisions is not solely within the Company’s control, the Company has classified the Series B Preferred Stock as temporary equity in the accompanying consolidated statements of financial condition.

The Company has analyzed whether the embedded conversion option should be bifurcated under the guidance in SFAS No. 133 and EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and has determined that bifurcation is not necessary.

Income Taxes - The Company has elected to be taxed as a REIT and intends to comply with the provisions of the Internal Revenue Code of 1986, as amended (the “Code”), with respect thereto.  Accordingly, the Company will not be subjected to federal income tax to the extent of its distributions to shareholders and as long as certain asset, income and stock ownership tests are met.  The Company and each of its subsidiaries, FIDAC, Merganser, and RCap, have made separate joint elections to treat each subsidiary as a taxable REIT subsidiary of the Company.  As such, each of the taxable REIT subsidiaries are taxable as a domestic C corporation and subject to federal, state, and local income taxes based upon its taxable income.

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

Goodwill and Intangible assets - The Company’s acquisitions of FIDAC and Merganser were accounted for using the purchase method. Under the purchase method, net assets and results of operations of acquired companies are included in the consolidated financial statements from the date of acquisition. In addition, the costs of FIDAC and Merganser were allocated to the assets acquired, including identifiable intangible assets, and the liabilities assumed based on their estimated fair values at the date of acquisition. The excess of purchase price over the fair value of the net assets acquired was recognized as goodwill.  Goodwill and intangible assets are periodically (but not less frequently than annually) reviewed for potential impairment.  Intangible assets with an estimated useful life are expected to amortize over a 10.7 year weighted average time period.  During the quarters and six months ended June 30, 2009 and 2008, there were no impairment losses.

Stock Based Compensation - The Company accounts for its stock-based compensation in accordance with SFAS No. 123 (Revised 2004) – Share-Based Payment (“SFAS 123R”).  SFAS 123R requires the Company to measure and recognize in the consolidated financial statements the compensation cost relating to share-based payment transactions.  The compensation cost should be reassessed based on the fair value of the equity instruments issued.

The Company recognizes compensation expense on a straight-line basis over the requisite service period for the entire award (that is, over the requisite service period of the last separately vesting portion of the award).  The Company estimated fair value using the Black-Scholes valuation model.

Fair Value Measurement - In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements.  SFAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy (i.e., levels 1, 2, and 3, as defined).  Additionally, companies are required to provide enhanced disclosure regarding instruments in the level 3 category (the valuation of which require significant management judgment), including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities.  SFAS 157 was adopted by the Company on January 1, 2008.  SFAS 157 did not have an impact on the manner in which the Company estimates fair value, but it requires additional disclosure, which is included in Note 7.

A summary of Recent Accounting Pronouncements Follows:

In February 2008, FASB issued FASB Staff Position No. FAS 140-3 Accounting for Transfers of Financial Assets and Repurchase Financing Transactions (“FSP FAS 140-3”).  FSP FAS 140-3 addresses whether transactions where assets purchased from a particular counterparty and financed through a repurchase agreement with the same counterparty can be considered and accounted for as separate transactions, or are required to be considered “linked” transactions and may be considered derivatives under SFAS 133.  FSP FAS 140-3 requires purchases and subsequent financing through repurchase agreements be considered linked transactions unless all of the following conditions apply:  (1) the initial purchase and the use of repurchase agreements to finance the purchase are not contractually contingent upon each other; (2) the repurchase financing entered into between the parties provides full  recourse to the transferee and the repurchase price is fixed; (3) the financial assets are readily obtainable in the market; and (4) the financial instrument and the repurchase agreement are not coterminous.  This FSP was effective for the Company on January 1, 2009.  The implementation of this FSP did not have a material effect on the financial statements of the Company.

On January 1, 2009, the Company adopted SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51 (“SFAS 160”), which requires the Company to make certain changes to the presentation of its financial statements. This standard requires the Company to classify noncontrolling interests (previously referred to as “minority interest”) as part of consolidated net income and to include the accumulated amount of noncontrolling interests as part of stockholders’ equity. Similarly, in its presentation of stockholders’ equity, the Company distinguishes between equity amounts attributable to controlling interest and amounts attributable to the noncontrolling interests – previously classified as minority interest outside of stockholders’ equity. For the quarter ended June 30, 2009, the Company does not have any consolidated noncontrolling interest. In addition to these financial reporting changes, SFAS 160 provides for significant changes in accounting related to noncontrolling interests; specifically, increases and decreases in its controlling financial interests in consolidated subsidiaries will be reported in equity similar to treasury stock transactions. If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interests are remeasured with the gain or loss reported in net earnings. Since the first quarter of 2008, the Company did not have any noncontrolling interest in any of its subsidiaries. However, the retrospective effect of the presentation and disclosure requirement under SFAS 160 was applied.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, (“SFAS 141R”) which replaces SFAS No. 141, Business Combinations. SFAS 141R establishes principles and requirements for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any noncontrolling interest in a business combination at their fair value at acquisition date. SFAS 141R alters the treatment of acquisition-related costs, business combinations achieved in stages (referred to as a step acquisition), the treatment of gains from a bargain purchase, the recognition of contingencies in business combinations, the treatment of in-process research and development in a business combination as well as the treatment of recognizable deferred tax benefits. SFAS 141R is effective for business combinations closed in fiscal years beginning after December 15, 2008. SFAS 141R is applicable to business acquisitions completed after January 1, 2009.  The Company did not make any business acquisitions during the quarter ended June 30, 2009. The  adoption of SFAS 141R did not have a material impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161 (“SFAS 161”), Disclosures about Derivative Instruments and Hedging Activities, and an Amendment of FASB Statement No. 133.  SFAS 161 attempts to improve the transparency of financial reporting by mandating the provision of additional information about how derivative and hedging activities affect an entity’s financial position, financial performance and cash flows.  This statement changes the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosure about (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  To meet these mandates, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts, gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  This disclosure framework is intended to better convey the purpose of derivative use in terms of the risks that an entity is intending to manage.  SFAS 161 was effective for the Company as of January 1, 2009 and was adopted prospectively.   The Company discontinued hedge accounting as of September 30, 2008, and therefore the effect of the adoption of SFAS 161 will be a minimal increase in footnote disclosures.   A table of the effect of the de-designated swap transactions is included to indicate the effect on OCI and Other Income (Expense) in Note 9.

On October 10, 2008, FASB issued FASB Staff Position (FSP) 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”), in response to the deterioration of the credit markets.  This FSP provides guidance clarifying how SFAS 157 should be applied when valuing securities in markets that are not active. The guidance provides an illustrative example that applies the objectives and framework of SFAS 157, utilizing management’s internal cash flow and discount rate assumptions when relevant observable data does not exist.  It further clarifies how observable market information and market quotes should be considered when measuring fair value in an inactive market.   It reaffirms the notion of fair value as an exit price as of the measurement date and that fair value analysis is a transactional process and should not be broadly applied to a group of assets.  FSP 157-3 was effective upon issuance including prior periods for which financial statements have not been issued.  FSP 157-3 did not  have a material effect on the fair value of its assets as the Company intends to continue to hold assets that can be valued via level 1 and level 2 criteria, as defined under SFAS 157.

On October 3, 2008 the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law.  Section 133 of the EESA mandated that the Securities and Exchange Commission (the “SEC”) conduct a study on mark-to-market accounting standards.  The SEC provided its study to the US Congress on December 30, 2008.  Part of the recommendations within the study indicated that “fair value requirements should be improved through development of application and best practices guidance for determining fair value in illiquid or inactive markets.”  As a result of this study and the recommendations therein, the FASB issued Staff Position (FSP) FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  This FSP provides additional guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased when compared with normal market activity for the asset or liability (or similar assets or liabilities).  The FSP gives specific factors to evaluate if there has been a decrease in normal market activity and if so, provides a methodology to analyze transactions or quoted prices and make necessary adjustments to fair value in accordance with Statement 157.  The objective is to determine the point within a range of fair value estimates that is most representative of fair value under current market conditions.  FSP FAS157-4 is effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009 and the Company decided to early adopt FSP FAS 157-4.  The implementation of FSP FAS157-4 did not have a  major impact on the manner in which the Company estimates fair value, nor does it have any impact on our financial statement disclosure.

Additionally, in conjunction with FSP 157-4, the FASB issued FAS 115-2 and FAS 124-2, Recognition and Presentation of Other Than Temporary Impairments.  The objective of the new guidance is to make impairment guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments (“OTTI”) on debt and equity securities in financial statements.  This guidance was also the result of the SEC mark-to-market study mandated under the EESA.  The SEC’s recommendation was to “evaluate the need for modifications (or the elimination) of current OTTI guidance to provide for a more uniform system of impairment testing standards for financial instruments”.  The guidance revises the OTTI evaluation methodology.  Previously the analytical focus was on whether the company had the “intent and ability to retain its investment in the debt security for a period of time sufficient to allow for any anticipated recovery in fair value”.   Now the focus is on whether the Company has the (1) the intent to sell the Investment Securities, (2) it is more likely than not that it will be required to sell the Investment Securities before recovery, or (3) it does not expect to recover the entire amortized cost basis of the Investment Securities.    Further, the security is analyzed for credit loss, (the difference between the present value of cash flows expected to be collected and the amortized cost basis).  The credit loss, if any, will then be recognized in the statement of earnings, while the balance of impairment related to other factors will be recognized in OCI.  FAS 115-2 and FAS 124-2 are effective for all interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009 and the Company decided to early adopt FSP FAS 115-2 and FSP FAS 124-2.  For the quarter ended June 30, 2009, the Company did not have unrealized losses in Investment Securities that were deemed other-than-temporary.

On April 9, 2009, the FASB also issued FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. The guidance requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements.  The effective date of this rule guidance is for interim reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009.  The adoption of FAS 107-1 and APB 28-1 did not have any impact on financial reporting as all financial instruments are currently reported at fair value in both interim and annual periods.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events ("SFAS 165").  SFAS 165 establishes general standards governing accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued.  SFAS 165 also provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions occurring after the balance sheet date. The Company adopted SFAS 165 effective June 30, 2009, and adoption had no impact on the Company’s consolidated financial statements. The Company evaluated subsequent events through the filing date of this Quarterly Report on Form 10-Q.

On June 12, 2009, the FASB issued FAS No. 166, Accounting for Transfer of Financial Assets – an Amendment of FASB Statement No. 140 (“SFAS 166”), which amends the derecognition guidance in FAS No. 140.  FAS No. 166 eliminates the concept of a qualified special purpose entity (“QSPE”) and eliminates the exception from applying FIN 46(R), Consolidation of Variable Interest Entities to QSPEs.  Additionally, this Statement clarifies that the objective of paragraph 9 of FAS 140 is to determine whether  a transferor has surrendered control over transferred financial assets.   That determination must consider the transferor’s continuing involvements in the transferred financial asset, including all arrangements or agreements made contemporaneously with, or in contemplation of, the transfer, even if they were not entered into at the time of the transfer.   FAS No. 166 modifies the financial-components approach used in Statement FAS No. 140 and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset.  It defines the term "participating interest" to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale.  Under this statement, when the transfer of financial assets are accounted for as a sale, the transferor must recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of the transfer.  This includes any retained beneficial interest.  The implementation of this standard materially effects the securitization process in general, as it eliminates off-balance sheet transactions when an entity retains any interest in or control over  assets transferred in this process.  However, we do not believe the implementation of this standard will materially affect our company as we have no off -balance sheet transactions, no QSPEs, nor have we transferred assets via securitization.  The effective date for FAS 166 is January 1, 2010.

In conjunction with SFAS No. 166, FASB issued FAS 167, Amendment to FASB Interpretation No 46(R) (“SFAS 167”).  This statement requires an enterprise to perform an analysis to determine whether the enterprise's variable interest or interests give it a controlling financial interest in a variable interest entity ("VIE").  The analysis identifies the primary beneficiary of a variable interest entity (VIE) as the enterprise that has both: a) the power to direct the activities that most significantly impact the entity's economic performance and b) the obligation to absorb losses of the entity or the right to receive benefits from the entity which could potentially be significant to the VIE.   With the removal of the QSPE exemption, established QSPEs must be evaluated for consolidation under this statement.  This statement requires enhanced disclosures to provide users of financial statements with more transparent information about and an enterprise's involvement in a VIE.  Further, this statement also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE.  The Company is not, currently, the primary beneficiary of any VIEs.  The effective date for FAS 167 is January 1, 2010.  Upon implementation and, as required by the standard, on an ongoing basis, the Company will assess the applicability of this standard to its holdings and report accordingly.

In June 2009, the FASB issued FAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.  A replacement of FASB Statement No. 162 (“SFAS 168”).  This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (the GAAP hierarchy).  The objective of this Statement SFAS 168 is to establish the FASB Accounting Standards Codification (the "Codification") as the source of authoritative accounting principles recognized by the FASB.  After the effective date of this Statement, SFAS 168, all non-grandfathered, non-SEC accounting literature not included in the Codification is superseded and deemed non-authoritative.  SFAS 168 revises the framework for selecting the accounting principles to be used in the preparation of financial statements that are presented in conformity with GAAP.  In doing so, the Codification will require the references within the Company's financial statement to be modified.  Additionally, although it is not the FASB's intent to alter any guidance, certain modifications in verbiage may, indeed, require the Company to evaluate whether such modification would need to be accounted for as an "accounting change" or as a "correction of an error" in accordance with FAS No. 154, Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3.  The codification was implemented on July 1, 2009 and will be effective for interim and annual periods ending after September 15, 2009.  The Company expects to conform our financial statements and related Notes to the new Codification for the quarter ended September 30, 2009.

2.             MORTGAGE-BACKED SECURITIES

The following tables present the Company’s available-for-sale Mortgage-Backed Securities portfolio as of June 30, 2009 and December 31, 2008 which were carried at their fair value:

June 30, 2009	Federal Home Loan Mortgage Corporation	Federal National Mortgage Association	Government National Mortgage Association	Total Mortgage- Backed Securities
	(dollars in thousands)
Mortgage-Backed
Securities, gross	$20,107,289	$41,473,471	$1,095,474	$62,676,234
Unamortized discount	(23,353)	(31,944)	(86)	(55,383)
Unamortized premium	249,822	703,958	27,114	980,894
Amortized cost	20,333,758	42,145,485	1,122,502	63,601,745

Gross unrealized gains	603,310	1,072,807	25,281	1,701,398
Gross unrealized losses	(41,163)	(96,489)	(365)	(138,017)

Estimated fair value	$20,895,905	$43,121,803	$1,147,418	$65,165,126
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(dollars in thousands)
Adjustable rate	$19,852,419	$493,547	$(111,885)	$20,234,081

Fixed rate	43,749,326	1,207,851	(26,132)	44,931,045

Total	$63,601,745	$1,701,398	$(138,017)	$65,165,126

December 31, 2008	Federal Home Loan Mortgage Corporation	Federal National Mortgage Association	Government National Mortgage Association	Total Mortgage- Backed Securities
	(dollars in thousands)
Mortgage-Backed
Securities, gross	$19,898,430	$32,749,123	$1,259,118	$53,906,671
Unamortized discount	(26,733)	(36,647)	(787)	(64,167)
Unamortized premium	212,354	381,433	25,694	619,481
Amortized cost	20,084,051	33,093,909	1,284,025	54,461,985

Gross unrealized gains	297,366	468,824	14,606	780,796
Gross unrealized losses	(71,195)	(123,443)	(1,148)	(195,786)

Estimated fair value	$20,310,222	$33,439,290	$1,297,483	$55,046,995
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(dollars in thousands)
Adjustable rate	$19,509,017	$287,249	$(178,599)	$19,617,667

Fixed rate	34,952,968	493,547	(17,187)	35,429,328

Total	$54,461,985	$780,796	$(195,786)	$55,046,995

Actual maturities of Mortgage-Backed Securities are generally shorter than stated contractual maturities because actual maturities of Mortgage-Backed Securities are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.  The following table summarizes the Company’s Mortgage-Backed Securities on June 30, 2009 and December 31, 2008, according to their estimated weighted-average life classifications:

	June 30, 2009		December 31, 2008
Weighted-Average Life	Fair Value	Amortized Cost	Fair Value	Amortized Cost
	(dollars in thousands)
Less than one year	$51,189,319	$50,078,623	$4,147,646	$4,181,282
Greater than one year and less than five years	8,643,064	8,369,066	37,494,312	37,102,706
Greater than or equal to five years	5,332,743	5,154,056	13,405,037	13,177,997

Total	$65,165,126	$63,601,745	$55,046,995	$54,461,985

The weighted-average lives of the Mortgage-Backed Securities at June 30, 2009 and December 31, 2008 in the table above are based upon data provided through subscription-based financial information services, assuming constant principal prepayment rates to the reset date of each security.  The prepayment model considers current yield, forward yield, steepness of the yield curve, current mortgage rates, mortgage rate of the outstanding loans, loan age, margin and volatility.  The actual weighted average lives of the Mortgage-Backed Securities could be longer or shorter than estimated.

The following table presents the gross unrealized losses, and estimated fair value of the Company’s Mortgage-Backed Securities by length of time that such securities have been in a continuous unrealized loss position at June 30, 2009 and December 31, 2008.

	Unrealized Loss Position For: (dollars in thousands)
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
June 30, 2009	$5,259,993	$(27,171)	$3,940,110	$(110,846)	$9,200,103	$(138,017)

December 31, 2008	$4,631,897	$(65,790)	$4,267,448	$(129,996)	$8,899,345	$(195,786)

The decline in value of these securities is solely due to market conditions and not the quality of the assets.  All of the Mortgage-Backed Securities are “AAA” rated or carry an implied “AAA” rating.  At June 30, 2009, the Company does not consider these investments to be other-than-temporarily impaired because the Company currently does not have the intent to sell the Investment Securities and more likely than not, the Company will not be required to sell the Investment Securities before recovery of their amortized cost basis, which may be maturity.  Also, the Company is guaranteed payment of the principal amount of the securities by the government agency which created them.

The adjustable rate Mortgage-Backed Securities are limited by periodic caps (generally interest rate adjustments are limited to no more than 1% every nine months) and lifetime caps.  The weighted average lifetime cap was 10.1% at June 30, 2009 and 10.0% at December 31, 2008.

During the quarter and six months ended June 30, 2009, the Company sold $524.2 million and $1.4 billion of Mortgage-Backed Securities, resulting in a realized gain of $2.4 million and $7.4 million, respectively.  During the quarter and six months ended June 30, 2008, the Company sold $2.1 billion and $6.2 billion of Mortgage-Backed Securities, resulting in a realized gain of $2.8 million and $12.2 million, respectively.

3.             AGENCY DEBENTURES

At June 30, 2009, the Company owned agency debentures with a carrying value of $616.9 million, including an unrealized loss of $6.5 million.  At December 31, 2008, the Company owned agency debentures with a carrying value of $598.9 million including an unrealized loss of $2.8 million.

4.             AVAILABLE FOR SALE EQUITY SECURITIES

All of the available-for-sale equity securities are shares of Chimera and are reported at fair value.  The Company owned approximately 45.0 million shares of Chimera at a fair value of approximately $157.0 million at June 30, 2009 and approximately 15.3 million shares of Chimera at fair value of approximately $52.8 million at December 31, 2008.  At June 30, 2009 and December 31, 2008, the investment in Chimera had an unrealized gain of $18.1 million and $4.0 million, respectively.

5.             REVERSE REPURCHASE AGREEMENT

At June 30, 2009 and December 31, 2008, the Company had lent $123.5 million and $562.1 million, respectively, to Chimera in a weekly reverse repurchase agreement.  This amount is included at the principal amount which approximates fair value in the Company’s Statement of Financial Condition.  The interest rate at June 30, 2009 and December 31, 2008 was at the market rate of 1.79% and 1.43%, respectively.  The collateral for this loan is mortgage-backed securities with a fair value of $183.0 million and $680.8 million at June 30, 2009 and December 31, 2008, respectively.

At June 30, 2009, RCap, in its ordinary course of business, financed though matched repurchase agreements, at current market rates, $47.4 million for a fund that is managed by FIDAC.

6.             RECEIVABLE FROM PRIME BROKER

The net assets of the investment fund owned by the Company are subject to English bankruptcy law, which governs the administration of Lehman Brothers International (Europe) (“LBIE”), as well as the law of New York, which governs the contractual documents.  Until the Company’s contractual documents with LBIE are terminated, the value of the assets and liabilities in its account with LBIE will continue to fluctuate based on market movements.  The Company does not intend to terminate these contractual documents until LBIE's administrators have clarified the consequences of doing so. The Company has not received notice from LBIE's administrators that LBIE has terminated the documents.  LBIE’s administrators have advised the Company that they can provide no additional information about the account at this time.  As a result, the Company has recorded a receivable from LBIE based on the fair value of its account with LBIE as of September 15, 2008 of $16.9 million, which is the date of the last statement it received from LBIE on the account’s assets and liabilities.  The Company can provide no assurance, however, that it will recover all or any portion of these assets following completion of LBIE's administration (and any subsequent liquidation).   Based on the information known at June 30, 2009, a loss was not determined to be probable.  If additional information indicates otherwise and it is determined that the loss is probable, the estimated loss will be reflected in the statement of operations.

7.           FAIR VALUE MEASUREMENTS

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

Level 1– inputs to the valuation methodology are quoted prices (unadjusted) for identical assets and liabilities in active markets.

Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3 – inputs to the valuation methodology are unobservable and significant to overall fair value.

Available for sale equity securities are valued based on quoted prices (unadjusted) in an active market.  Mortgage-Backed Securities and interest rate swaps are valued using quoted prices for similar assets and dealer quotes.  The dealer will incorporate common market pricing methods, including a spread measurement to the Treasury curve or interest rate swap curve as well as underlying characteristics of the particular security including coupon, periodic and life caps, rate reset period and expected life of the security.  Management reviews all prices used to ensure that current market conditions are represented.  This review includes comparisons of similar market transactions and comparisons to a pricing model.  The Company’s financial assets and liabilities carried at fair value on a recurring basis are valued as follows:

	Level 1	Level 2	Level 3
	(dollars in thousands)
Assets:
Mortgage-Backed Securities	-	$65,165,126	-
Agency debentures	-	616,893	-
Available for sale equity securities	$156,990	-	-
Interest rate swaps	-	7,267	-

Liabilities:
Interest rate swaps	-	$722,700	-

The classification of assets and liabilities by level remains unchanged at June 30, 2009, when compared to the previous quarter.

8.           REPURCHASE AGREEMENTS

The Company had outstanding $51.3 billion and $46.7 billion of repurchase agreements with weighted average borrowing rates of 2.54% and 4.08%, after giving effect to the Company’s interest rate swaps, and weighted average remaining maturities of 196 days and 238 days as of June 30, 2009 and December 31, 2008, respectively.  Investment Securities pledged as collateral under these repurchase agreements and interest rate swaps had an estimated fair value of $55.8 billion at June 30, 2009 and $51.8 billion at December 31, 2008.

At June 30, 2009 and December 31, 2008, the repurchase agreements had the following remaining maturities:

	June 30, 2009	December 31, 2008
	(dollars in thousands)
1 day	$3,969,859	$-
2 to 29 days	35,087,648	32,025,186
30 to 59 days	4,182,992	5,205,352
60 to 89 days	207,272	209,673
90 to 119 days	712,181	254,674
Over 120 days	7,166,978	8,980,000
Total	$51,326,930	$46,674,885

The Company did not have an amount at risk greater than 10% of the equity of the Company with any counterparty as of June 30, 2009 or December 31, 2008.

           The Company has entered into long-term repurchase agreements which provide the counterparty with the right to call the balance prior to maturity date.  These repurchase agreements totaled $8.8 billion and the fair value of the option to call was ($405.9 million) at June 30, 2009.  These repurchase agreements totaled $8.1 billion and the fair value of the option to call was ($574.3 million) at December 31, 2008.  Management has determined that the call option is not required to be bifurcated under the provisions of SFAS 133 as it is deemed clearly and closely related to the debt instrument, therefore the fair value of the option is not recorded in the consolidated financial statements.

The structured repurchase agreements are modeled and priced as pay fixed  versus receive floating interest rate swaps whereby the fixed receiver has the option to cancel the swap after an initial lockout period. Therefore the structured repurchase agreements are priced as  a combination of an interest rate swaps with an embedded call options.

9.       INTEREST RATE SWAPS

      In connection with the Company’s interest rate risk management strategy, the Company hedges a portion of its interest rate risk by entering into derivative financial instrument contracts. As of June 30, 2009, such instruments are comprised of interest rate swaps, which in effect modify the cash flows on repurchase agreements. The use of interest rate swaps creates exposure to credit risk relating to potential losses that could be recognized if the counterparties to these instruments fail to perform their obligations under the contracts. In the event of a default by the counterparty, the Company could have difficulty obtaining its Mortgage-Backed Securities pledged as collateral for swaps.  The Company does not anticipate any defaults by its counterparties.

The Company’s swaps are used to lock in the fixed rate related to a portion of its current and anticipated future 30-day term repurchase agreements.

The location and fair value of derivative instruments reported in the Consolidated Statement of Financial Position as of June 30, 2009 are as follows:

	Location on Statement of Financial Condition	Notional Amount (dollars in thousands)	Net Estimated Fair Value/Carrying Value (dollars in thousands)
June 30, 2009	Liabilities	$18,383,650	$(722,700)
June 30, 2009	Assets	$1,450,000	$7,267

The effect of derivatives on the Statement of Operations and Comprehensive Income is as follows:

	Location on Statement of Operations and Comprehensive Income
	Interest Expense	Unrealized Gain on Interest Rate Swaps
	(dollars in thousands)
For the Quarter Ended June 30, 2009	$175,080	$230,207

The weighted average pay rate at June 30, 2009 was 4.20% and the weighted average receive rate was 0.38%.

10. PREFERRED STOCK AND COMMON STOCK

(A)	Common Stock Issuances

During the quarter and six months ended June 30, 2009, 8,375 and 64,262 options were exercised under the Long-Term Stock Incentive Plan, or Incentive Plan, for an aggregate exercise price of $98,000 and $722,000.  During the six months ended June 30, 2009, 7,550 shares of restricted stock were issued under the Incentive Plan.  During the quarter and six months ended June 30, 2009, 2,750 and 1.4 million shares of Series B Preferred Stock were converted into 5,837 and 2.8 million shares of common stock, respectively.

During the quarter and six months ended June 30, 2008, 16,600 and 187,217 options were exercised under the Incentive Plan for an aggregate exercise price of $195,000 and $1.8 million respectively.

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

During the year ended December 31, 2008, 300,000 options were exercised under the Incentive Plan for an aggregate exercise price of $2.8 million.

On August 3, 2006, the Company entered into an ATM Equity Offering(sm) Sales Agreement with Merrill Lynch & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, relating to the sale of shares of the Company’s common stock from time to time through Merrill Lynch. Sales of the shares, if any, are made by means of ordinary brokers' transaction on the New York Stock Exchange. During the quarter and six month ended June 30, 2009, the Company did not issue shares pursuant to this program.  During the year ended December 31, 2008, 588,000 shares of the Company’s common stock were issued pursuant to this program, totaling $11.5 million in net proceeds.

On August 3, 2006, the Company entered into an ATM Equity Sales Agreement with UBS Securities LLC, relating to the sale of shares of the Company’s common stock from time to time through UBS Securities. Sales of the shares, if any, will be made by means of ordinary brokers' transaction on the New York Stock Exchange. During the quarter and six months ended June 30, 2009, the Company did not issue shares pursuant to this program.  During the year ended December 31, 2008, 3.8 million shares of the Company’s common stock were issued pursuant to this program, totaling $60.3 million in net proceeds.

 (B) Preferred Stock

At June 30, 2009 and December 31, 2008, the Company had issued and outstanding 7,412,500 shares of Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”), with a par value $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The Series A Preferred Stock must be paid a dividend at a rate of 7.875% per year on the $25.00 liquidation preference before the common stock is entitled to receive any dividends. The Series A Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not declared) exclusively at the Company's option commencing on April 5, 2009 (subject to the Company's right under limited circumstances to redeem the Series A Preferred Stock earlier in order to preserve its qualification as a REIT). The Series A Preferred Stock is senior to the Company's common stock and is on parity with the Series B Preferred Stock with respect to dividends and distributions, including distributions upon liquidation, dissolution or winding up. The Series A Preferred Stock generally does not have any voting rights, except if the Company fails to pay dividends on the Series A Preferred Stock for six or more quarterly periods (whether or not consecutive). Under such circumstances, the Series A Preferred Stock, together with the Series B Preferred Stock, will be entitled to vote to elect two additional directors to the Board, until all unpaid dividends have been paid or declared and set apart for payment. In addition, certain material and adverse changes to the terms of the Series A Preferred Stock cannot be made without the affirmative vote of holders of at least two-thirds of the outstanding shares of Series A Preferred Stock and Series B Preferred Stock. Through June 30, 2009, the Company had declared and paid all required quarterly dividends on the Series A Preferred Stock.

At June 30, 2009 and December 31, 2008, the Company had issued and outstanding 2,604,814 and 3,963,525 shares, respectively, of Series B Cumulative Convertible Preferred Stock (“Series B Preferred Stock”), with a par value $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The Series B Preferred Stock must be paid a dividend at a rate of 6% per year on the $25.00 liquidation preference before the common stock is entitled to receive any dividends.  The Series B Preferred Stock is not redeemable. The Series B Preferred Stock is convertible into shares of common stock at a conversion rate that adjusts from time to time upon the occurrence of certain events, including if the Company distributes to its common shareholders in any calendar quarter cash dividends in excess of $0.11 per share. Initially, the conversion rate was 1.7730 shares of common shares per $25 liquidation preference.   At June 30, 2009 and December 31, 2008, the conversion ratio was 2.1946 and 2.0650 shares of common stock, respectively, per $25 liquidation preference.  Commencing April 5, 2011, the Company has the right in certain circumstances to convert each Series B Preferred Stock into a number of common shares based upon the then prevailing conversion rate. The Series B Preferred Stock is also convertible into common shares at the option of the Series B preferred shareholder at anytime at the then prevailing conversion rate. The Series B Preferred Stock is senior to the Company's common stock and is on parity with the Series A Preferred Stock with respect to dividends and distributions, including distributions upon liquidation, dissolution or winding up. The Series B Preferred Stock generally does not have any voting rights, except if the Company fails to pay dividends on the Series B Preferred Stock for six or more quarterly periods (whether or not consecutive). Under such circumstances, the Series B Preferred Stock, together with the Series A Preferred Stock, will be entitled to vote to elect two additional directors to the Board, until all unpaid dividends have been paid or declared and set apart for payment. In addition, certain material and adverse changes to the terms of the Series B Preferred Stock cannot be made without the affirmative vote of holders of at least two-thirds of the outstanding shares of Series B Preferred Stock and Series A Preferred Stock. Through June 30, 2009, the Company had declared and paid all required quarterly dividends on the Series B Preferred Stock.  During the quarter and six months ended June 30, 2009, 2,750 and 1.4 million shares of Series B Preferred Stock were converted into 5,837 and 2.8 million shares of common stock. During the year ended December 31, 2008, 636,475 shares of series B Preferred Stock were converted into 1.3 million shares of common stock.

 (C) Distributions to Shareholders

During the quarter ended June 30, 2009, the Company declared dividends to common shareholders totaling $326.6 million or $0.60 per share, which were paid to shareholders on July 29, 2009.  During the six months ended June 30, 2009, the company declared dividends to common shareholders totaling $598.8 million, or $1.10 per share.  During the quarter and six months ended June 30, 2009, the Company declared dividends to Series A Preferred shareholders totaling approximately $3.6 million or $0.492188 per share and $7.3 million or $0.984376 per share, respectively, and Series B shareholders totaling approximately $977,000 or $0.375 per share and $2.0 million or $0.75 per share, respectively.

11.           NET INCOME PER COMMON SHARE

The following table presents a reconciliation of the net income and shares used in calculating basic and diluted earnings per share for the quarters and six months ended June 30, 2009 and 2008.

	For the Quarters Ended June 30,		For the Six Months June 30,
	2009	2008	2009	2008
Net income attributable to controlling interest	$597,054	$307,992	$946,947	$551,028
Less: Preferred stock dividends	4,625	5,334	9,251	10,707
Net income available to common shareholders, prior to adjustment for Series B dividends, if necessary	$592,429	$302,658	$937,696	$540,321
Add: Preferred Series B dividends, if Series B shares are dilutive	977	1,685	1,955	3,410
Net income available to common shareholders, as adjusted	$593,406	$304,343	$939,651	$543,731
Weighted average shares of common stock outstanding-basic	544,345	503,758	543,628	473,785
Add: Effect of dilutive stock options and	38	128	50	235
Series B Cumulative Convertible Preferred Stock	5,717	8,793	5,717	8,793
Weighted average shares of common stock outstanding-diluted	550,100	512,679	549,395	482,813

Options to purchase 4.5 million and 4.5 million shares of common stock were outstanding and considered anti-dilutive as their exercise price exceeded the average stock price for the quarter and six months ended June 30, 2009, respectively.  Options to purchase 1.8 million and 572,000 shares of common stock were outstanding and considered anti-dilutive as their exercise price exceeded the average stock price for the quarter and six months ended June 30, 2008, respectively.

12.            LONG-TERM STOCK INCENTIVE PLAN

The Company has adopted a long term stock incentive plan for executive officers, key employees and non-employee directors (the “Incentive Plan”).  The Incentive Plan authorizes the Compensation Committee of the board of directors to grant awards, including non-qualified options as well as incentive stock options as defined under Section 422 of the Code.  The Incentive Plan authorizes the granting of options or other awards for an aggregate of the greater of 500,000 shares or 9.5% of the diluted outstanding shares of the Company’s common stock, up to a ceiling of 8,932,921 shares.  Stock options are issued at the current market price on the date of grant, subject to an immediate or four year vesting in four equal installments with a contractual term of 5 or 10 years.  The grant date fair value is calculated using the Black-Scholes option valuation model.
	For the Six Months Ended
	June 30, 2009		June 30, 2008
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding at the beginning of period	5,180,164	$15.87	3,437,267	$15.23
Granted	2,537,000	13.26	1,004,900	16.45
Exercised	(64,262)	11.24	(187,217)	9.77
Forfeited	(10,000)	15.61	(2,550)	16.16
Expired	(11,250)	17.32	(5,000)	20.70
Options outstanding at the end of period	7,631,652	$15.04	4,247,400	$15.76
Options exercisable at the end of period	2,229,577	$16.13	2,060,750	$15.92

The weighted average remaining contractual term was approximately 8.0 years for stock options outstanding and approximately 5.3 years for stock options exercisable as of June 30, 2009.  As of June 30, 2009, there was approximately $15.6 million of total unrecognized compensation cost related to nonvested share-based compensation awards.  That cost is expected to be recognized over a weighted average period of 3.4 years.

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

During the six months ended June 30, 2009, the Company granted 7,550 shares of restricted common stock to certain of its employees.  As of June 30, 2009, 5,663 of these restricted shares were unvested and subject to forfeiture.  During the year ended December 31, 2007, the Company granted 7,000 shares of restricted common stock to certain of its employees.  As of June 30, 2009, 3,360 of these restricted shares were unvested and subject to forfeiture.

13.           INCOME TAXES

As a REIT, the Company is not subject to federal income tax on earnings distributed to its shareholders. Most states recognize REIT status as well. The Company has decided to distribute the majority of its income and retain a portion of the permanent difference between book and taxable income arising from Section 162(m) of the Code pertaining to employee remuneration.

            During the quarter and six months ended June 30, 2009, the Company’s taxable REIT subsidiaries recorded $1.6 million and $2.1 million of income tax expense for income attributable to those subsidiaries, and the portion of earnings retained based on Code Section 162(m) limitations.  During the quarter and six months ended June 30, 2009, the Company recorded $6.2 million and $12.1 million of income tax expense for a portion of earnings retained based on Section 162(m) limitations.  The effective tax rate was 54% for the six months ended June 30, 2009.

During the quarter and six months ended June 30, 2008, FIDAC, a taxable REIT subsidiary, recorded $856,000 and $1.6 million, respectively, of income tax expense for income and for the portion of earnings retained based on Code Section 162(m) limitations.  During the quarter and six months ended June 30, 2008, the Company recorded $6.7 million and $10.5 million, respectively, of income tax expense for a portion of earnings retained based on Section 162(m) limitations.  The effective tax rate was 52% for the six months ended June 30, 2008.

The Company’s effective tax rate was 54% and 52% for the six months ended June 30, 2009 and 2008, respectively.  These rates differed from the federal statutory rate as a result of state and local taxes and permanent difference pertaining to employee remuneration as discussed above.

The statutory combined federal, state, and city corporate tax rate is 45%.  This amount is applied to the amount of estimated REIT taxable income retained (if any, and only up to 10% of ordinary income as all capital gain income is distributed) and to taxable income earned at the taxable subsidiaries.  Thus, as a REIT, the Company’s effective tax rate is significantly less as it is allowed to deduct dividend distributions.

 14.           LEASE COMMITMENTS AND CONTINGENCIES

The Company has a non-cancelable lease for office space, which commenced in May 2002 and expires in December 2009. The Company’s aggregate future minimum lease payments total $266,000.   Merganser has a non-cancelable lease for office space, which commenced on May 2003 and expires in May 2014.  The following table details the lease payments, net of sub-lease receipts.

Year Ending December	Lease Commitment	Sublease Income	Net Amount
	(dollars in thousands)
2009 (remaining)	$300	$67	$233
2010	608	56	552
2011	632	-	632
2012	642	-	642
2013	682	-	682
Thereafter	189	-	189
	$3,053	$123	$2,930

From time to time, the Company is involved in various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company’s consolidated financial statements and therefore no accrual is required as of June 30, 2009 and December 31, 2008.

Merganser’s prior owners may receive additional consideration as an earn-out during 2012 if Merganser meets specific performance goals under the merger agreement.  The Company cannot currently calculate how much consideration will be paid under the earn-out provisions because the payment amount will vary depending upon whether and the extent to which Merganser achieves specific performance goals.  Any amounts paid under this provision will be recorded as additional goodwill.

15.     INTEREST RATE RISK

The primary market risk to the Company is interest rate risk.  Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond the Company’s control.  Changes in the general level of interest rates can affect net interest income, which is the difference between the interest income earned on interest-earning assets and the interest expense incurred in connection with the interest-bearing liabilities, by affecting the spread between the interest-earning assets and interest-bearing liabilities.  Changes in the level of interest rates also can affect the value of the Investment Securities and the Company’s ability to realize gains from the sale of these assets.  A decline in the value of the Investment Securities pledged as collateral for borrowings under repurchase agreements could result in the counterparties demanding additional collateral pledges or liquidation of some of the existing collateral to reduce borrowing levels.  Liquidation of collateral at losses could have an adverse accounting impact, as discussed in Note 1.

The Company seeks to manage the extent to which net income changes as a function of changes in interest rates by matching adjustable-rate assets with variable-rate borrowings.  The Company may seek to mitigate the potential impact on net income of periodic and lifetime coupon adjustment restrictions in the portfolio of Investment Securities by entering into interest rate agreements such as interest rate caps and interest rate swaps. As of June 30, 2009, the Company had entered into interest rate swaps to pay a fixed rate and receive a floating rate of interest, with a total notional amount of $19.8 billion.

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

16.           RELATED PARTY TRANSACTIONS

At June 30, 2009 and December 31, 2008, the Company had lent $123.5 million and $562.1 million, respectively, to Chimera pursuant to a weekly reverse repurchase agreement.  This amount is included at the principal amount which approximates fair value in the Company’s Statement of Financial Condition.  The interest rate at June 30, 2009 and December 31, 2008 was at the market rate of 1.79% and 1.43%, respectively.  The collateral for this loan is mortgage-backed securities with a fair value of $183.0 million and $680.8 million at June 30, 2009 and December 31, 2008, respectively.

At June 30, 2009, the Company had $3.2 billion of repurchase agreements outstanding with RCap.  The weighted average interest rate is 0.45% and the terms are one to two months.  These agreements are collateralized by agency mortgage backed securities, with an estimated market value of $3.4 billion.

At June 30, 2009, RCap, in its ordinary course of business, financed through matched repurchase agreement, at market rates, $47.4 million for a fund managed by FIDAC.

17.           SUBSEQUENT EVENTS

At August 4, 2009, the Company had lent $372.6 million to Chimera in a reverse repurchase agreement.  At August 4, 2009, the Company had $4.3 billion of repurchase agreements outstanding with RCap.

Effective July 1, 2009 the Company entered into a lease extension and modification agreement for our offices at 1211 Ave of the Americas New York, NY 10036.  The Company modified its existing lease to allow for the addition of space contiguous to its existing space for the remaining six months of 2009.  In addition, the Company extended its existing lease, effective January 1, 2010 to December 31, 2014, to included the space leased in 2009 as well as additional space that will become available on or prior to January 1, 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

Certain statements contained in this quarterly report, and certain statements contained in our future filings with the Securities and Exchange Commission (the ”SEC” or the “Commission”), in our press releases or in our other public or shareholder communications may not be based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements, which are based on various assumptions, (some of which are beyond our control) may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as “may,” ”will,” ”believe,” ”expect,” ”anticipate,” ”continue,” or similar terms or variations on those terms, or the negative of those terms. Actual results could differ materially from those set forth in forward-looking statements due to a variety of factors, including, but not limited to, changes in interest rates, changes in the yield curve, changes in prepayment rates, the availability of mortgage-backed securities and other securities for purchase, the availability of financing, and, if available, the terms of any financings, changes in the market value of our assets, changes in business conditions and the general economy, changes in governmental regulations affecting our business, and our ability to maintain our classification as a REIT for federal income tax purposes, and risks associated with the investment advisory business of our subsidiaries, including the removal by their clients of assets they manage, their regulatory requirements, and competition in the investment advisory business, and risks associated with the broker dealer business of our subsidiary. For a discussion of the risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, see our most recent Annual Report on Form 10-K and any subsequent Quarterly Reports on Form 10-Q. We do not undertake and specifically disclaim any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Overview

We are a REIT that owns and manages a portfolio of principally mortgage-backed securities. Our principal business objective is to generate net income for distribution to our stockholders from the spread between the interest income on our investment securities and the costs of borrowing to finance our acquisition of investment securities and from dividends we receive from our taxable REIT subsidiaries.  FIDAC and Merganser are our wholly-owned taxable REIT subsidiaries that are registered investment advisors that generate advisory and service fee income.  RCap is our wholly-owned broker dealer taxable REIT subsidiary which generates fee income.

We are primarily engaged in the business of investing, on a leveraged basis, in mortgage pass-through certificates, collateralized mortgage obligations and other mortgage-backed securities representing interests in or obligations backed by pools of mortgage loans issued or guaranteed by Federal Home Loan Mortgage Corporation (“Freddie Mac”), Federal National Mortgage Association (“Fannie Mae”) and the Government National Mortgage Association (“Ginnie Mae”) (collectively, “Mortgage-Backed Securities”).  We also invest in Federal Home Loan Bank (“FHLB”), Freddie Mac and Fannie Mae debentures. The Mortgage-Backed Securities and agency debentures are collectively referred to herein as “Investment Securities.”

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

The remainder of our assets, comprising not more than 25% of our total assets, may consist of other qualified REIT real estate assets which are unrated or rated less than high quality, but which are at least “investment grade” (rated “BBB” or better by Standard & Poor’s Corporation (“S&P”) or the equivalent by another nationally recognized rating agency) or, if not rated, we determine them to be of comparable credit quality to an investment which is rated “BBB” or better.  In addition, we may directly or indirectly invest part of this remaining 25% of our assets in other types of securities, including without limitation, unrated debt, equity or derivative securities, to the extent consistent with our REIT qualification requirements.  The derivative securities in which we invest may include securities representing the right to receive interest only or a disproportionately large amount of interest, as well as inverse floaters, which may have imbedded leverage as part of their structural characteristics.

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

The results of our operations are affected by various factors, many of which are beyond our control.  Our results of operations primarily depend on, among other things, our net interest income, the market value of our assets and the supply of and demand for such assets. Our net interest income, which reflects the amortization of purchase premiums and accretion of discounts, varies primarily as a result of changes in interest rates, borrowing costs and prepayment speeds, the behavior of which involves various risks and uncertainties. Prepayment speeds, as reflected by the Constant Prepayment Rate, or CPR, and interest rates vary according to the type of investment, conditions in financial markets, competition and other factors, none of which can be predicted with any certainty. In general, as prepayment speeds on our Mortgage-Backed Securities portfolio increase, related purchase premium amortization increases, thereby reducing the net yield on such assets.  The CPR on our Mortgage-Backed Securities portfolio averaged 19% and 16% for the quarters ended June 30, 2009 and 2008, respectively.  Since changes in interest rates may significantly affect our activities, our operating results depend, in large part, upon our ability to effectively manage interest rate risks and prepayment risks while maintaining our status as a REIT.

  The table below provides quarterly information regarding our average balances, interest income, yield on assets, average repurchase agreement balances, interest expense, cost of funds, net interest income and net interest rate spreads for the quarterly periods presented.

	Average Investment Securities Held (1)	Total Interest Income	Yield on Average Investment Securities	Average Balance of Repurchase Agreements	Interest Expense	Average Cost of Funds	Net Interest Income	Net Interest Rate Spread
	(ratios for the quarters have been annualized, dollars in thousands)
Quarter Ended June 30, 2009	$56,420,189	$710,401	5.04%	$50,114,663	$322,596	2.57%	$387,805	2.47%
Quarter Ended March 31, 2009	$54,763,268	$716,015	5.23%	$48,497,444	$378,625	3.12%	$337,390	2.11%
Quarter Ended December 31, 2008	$53,838,665	$740,282	5.50%	$47,581,332	$450,805	3.79%	$289,477	1.71%
Quarter Ended September 30, 2008	$57,694,277	$810,659	5.62%	$51,740,645	$458,250	3.54%	$352,409	2.08%
Quarter Ended June 30, 2008	$56,197,550	$773,359	5.50%	$50,359,825	$442,251	3.51%	$331,108	1.99%
Quarter Ended March 31, 2008	$56,119,584	$791,128	5.64%	$51,399,101	$537,606	4.18%	$253,522	1.46%

(1) Does not reflect unrealized gains/(losses).

The following table presents the CPR experienced on our Mortgage-Backed Securities portfolio, on an annualized basis, for the quarterly periods presented.

Quarter Ended	CPR
June 30, 2009	19%
March 31, 2009	16%
December 31, 2008	10%
September 30, 2008	11%
June 30, 2008	16%

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

For the purposes of computing ratios relating to equity measures, throughout this report, equity includes Series B preferred stock, which has been treated under GAAP, as temporary equity.  In the Management Discussion and Analysis of Financial Condition and Results of Operations, net income attributable to controlling interest is referred to as net income.

Recent Developments

The liquidity crisis which commenced in August 2007 continues through the second quarter of 2009.  During this period of market dislocation, fiscal and monetary policymakers have established new liquidity facilities for primary dealers and commercial banks, reduced short-term interest rates, and passed legislation that is intended to address the challenges of mortgage borrowers and lenders. This legislation, the Housing and Economic Recovery Act of 2008, seeks to forestall home foreclosures for distressed borrowers and assist communities with foreclosure problems. Although these aggressive steps are intended to protect and support the US housing and mortgage market, we continue to operate under very difficult market conditions.

Subsequent to June 30, 2008, there were increased market concerns about Freddie Mac and Fannie Mae’s ability to withstand future credit losses associated with securities held in their investment portfolios, and on which they provide guarantees, without the direct support of the U.S. Government.  In September 2008 Fannie Mae and Freddie Mac were placed into the conservatorship of the Federal Housing Finance Agency, or FHFA, their federal regulator, pursuant to its powers under The Federal Housing Finance Regulatory Reform Act of 2008, a part of the Housing and Economic Recovery Act of 2008.  As the conservator of Fannie Mae and Freddie Mac, the FHFA controls and directs the operations of Fannie Mae and Freddie Mac and may (1) take over the assets of and operate Fannie Mae and Freddie Mac with all the powers of the shareholders, the directors, and the officers of Fannie Mae and Freddie Mac and conduct all business of Fannie Mae and Freddie Mac; (2) collect all obligations and money due to Fannie Mae and Freddie Mac; (3) perform all functions of Fannie Mae and Freddie Mac which are consistent with the conservator’s appointment; (4) preserve and conserve the assets and property of Fannie Mae and Freddie Mac; and (5) contract for assistance in fulfilling any function, activity, action or duty of the conservator.

In addition to FHFA becoming the conservator of Fannie Mae and Freddie Mac, (i) the U.S. Department of Treasury, or Treasury, and FHFA have entered into preferred stock purchase agreements between the U.S. Department of Treasury and Fannie Mae and Freddie Mac pursuant to which the U.S. Department of Treasury will ensure that each of Fannie Mae and Freddie Mac maintains a positive net worth; (ii) the U.S. Department of Treasury has established a new secured lending credit facility which will be available to Fannie Mae, Freddie Mac, and the FHLBs, which is intended to serve as a liquidity backstop, which will be available until December 2009; and (iii) the U.S. Department of Treasury has initiated a temporary program to purchase mortgage-backed securities issued by Fannie Mae and Freddie Mac.  Given the highly fluid and evolving nature of these events, it is unclear how our business will be impacted.  Based upon the further activity of the U.S. government or market response to developments at Fannie Mae or Freddie Mac, our business could be adversely impacted.

The Emergency Economic Stabilization Act of 2008, or EESA, was also enacted.  The EESA provides the U.S. Secretary of the Treasury with the authority to establish a Troubled Asset Relief Program, or TARP, to purchase from financial institutions up to $700 billion of equity or preferred securities, residential or commercial mortgages and any securities, obligations, or other instruments that are based on or related to such mortgages, that in each case was originated or issued on or before March 14, 2008, as well as any other financial instrument that the U.S. Secretary of the Treasury, after consultation with the Chairman of the Board of Governors of the Federal Reserve System, determines the purchase of which is necessary to promote financial market stability, upon transmittal of such determination, in writing, to the appropriate committees of the U.S. Congress.  The EESA also provides for a program that would allow companies to insure their troubled assets.

In addition, the U.S. Government, the Board of Governors of the Federal Reserve System, or Federal Reserve, and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis.  The Term Asset-Backed Securities Loan Facility, or TALF, was first announced by the U.S. Department of Treasury, or the Treasury, on November 25, 2008, and has been expanded in size and scope since its initial announcement. Under the TALF, the Federal Reserve Bank of New York makes non-recourse loans to borrowers to fund their purchase of eligible assets, currently certain asset-backed securities but not residential mortgage-backed securities.     On March 23, 2009, the U.S. Treasury announced preliminary plans to expand the TALF beyond non-mortgage ABS to include legacy securitization assets, including non-Agency RMBS and CMBS that were originally rated AAA and issued prior to January 1, 2009.  On May 1, 2009, the Federal Reserve published the terms for the expansion of TALF to CMBS and announced that, beginning in June 2009, up to $100 billion of TALF loans would be available to finance purchases of CMBS.  The Federal Reserve has also announced that, beginning in July 2009, eligible legacy CMBS may also be purchased under the TALF.  Many legacy CMBS, however, have had their ratings downgraded, and at least one rating agency, S&P, has announced that further downgrades are likely in the future as property values have declined.  These downgrades may significantly reduce the quantity of legacy CMBS that are TALF eligible.  There can be no assurance that we will be able to utilize this program successfully or at all.

In addition, on March 23, 2009 the government announced that the Treasury in conjunction with the Federal Deposit Insurance Corporation, or FDIC, and the Federal Reserve, would create the Public-Private Investment Program, or PPIP. The PPIP aims to recreate a market for specific illiquid residential and commercial loans and securities through a number of joint public and private investment funds. The PPIP is designed to draw new private capital into the market for these securities and loans by providing government equity co-investment and attractive public financing.   To date, no PPIPs have been formed nor have all of the program guidelines been announced, though the U.S. Department of the Treasury has named nine pre-qualified asset managers for the Legacy Securities Program established under the PPIP.  On June 3, 2009, the FDIC announced that development of the Legacy Loans Program will continue, but that a previously planned pilot sale of assets by banks targeted for June 2009 will be postponed.  In making the announcement, the FDIC noted that banks have been able to raise capital without having to sell distressed or troubled assets through the Legacy Loans Program, which in the view of the FDIC reflects renewed investor confidence in our banking system.  As a next step, the FDIC will test the funding mechanism contemplated by the Legacy Loans Program in a sale of receivership assets this summer.  The FDIC expects to solicit bids for this sale of receivership assets in July 2009.  Because the details of the Legacy Loans Program are still subject to change and the timing of the program's implementation is uncertain, the attractiveness of the program to us cannot be determined at this time.  In addition, the terms of the Legacy Loans Program have not been finalized and are subject to change as well.  As these programs are still in early stages of development, it is not possible for us to predict how these programs will impact our business.

There can be no assurance that the EESA, TALF, PPIP or other policy initiatives will have a beneficial impact on the financial markets, including current extreme levels of volatility.  We cannot predict whether or when such actions may occur or what impact, if any, such actions could have on our business, results of operations and financial condition.

The liquidity crisis could adversely affect one or more of our lenders and could cause one or more of our lenders to be unwilling or unable to provide us with additional financing.  This could potentially increase our financing costs and reduce liquidity.  If one or more major market participants fails, it could negatively impact the marketability of all fixed income securities, including agency mortgage securities, and this could negatively impact the value of the securities in our portfolio, thus reducing its net book value.  Furthermore, if many of our lenders are unwilling or unable to provide us with additional financing, we could be forced to sell our Investment Securities at an inopportune time when prices are depressed.  Even with the current situation in the sub-prime mortgage sector we do not anticipate having difficulty converting our assets to cash or extending financing terms, due to the fact that our investment securities have an actual or implied “AAA” rating and principal payment is guaranteed.

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations is based on the amounts reported in our financial statements.  These financial statements are prepared in conformity with GAAP.  In preparing the financial statements, management is required to make various judgments, estimates and assumptions that affect the reported amounts.  Changes in these estimates and assumptions could have a material effect on our financial statements.  The following is a summary of our policies most affected by management’s judgments, estimates and assumptions.

Fair Value of Investment Securities:  All assets classified as available-for-sale are reported at fair value, based on market prices.   Although we generally intend to hold most of our Investment Securities until maturity, we may, from time to time, sell any of our Investment Securities as part our overall management of our portfolio.  Accordingly, we are required to classify all of our Investment Securities as available-for-sale.  Our policy is to obtain fair values from independent sources.  Fair values from independent sources are compared to internal prices for reasonableness.  Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  The determination of whether a security is other-than-temporarily impaired involves judgments and assumptions based on subjective and objective factors.  Consideration is given to (1) our intent to sell the Investment Securities, (2) it is more likely than not that we will be required to sell the Investment Securities before recovery, or (3) we do not expect to recover the entire amortized cost basis of the Investment Securities.  Further, the security is analyzed for credit loss (the difference between the present value of cash flows expected to be collected and the amortized cost basis).  The credit loss, if any, will then be recognized in the statement of earnings, while the balance of impairment related to other factors will be recognized in other comprehensive income (“OCI”).

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

Derivative Financial Instruments/Hedging Activity: Prior to the fourth quarter of 2008, we designated interest rate swaps as cash flow hedges, whereby the swaps were recorded at fair value on the balance sheet as assets and liabilities with any changes in fair value recorded in accumulated other comprehensive income.  In a cash flow hedge, a swap would exactly match the pricing date of the relevant repurchase agreement.  Through the end of the third quarter of 2008, we continued to be able to match the swaps with the repurchase agreements therefore entering into effective hedge transactions.  However, due to the volatility of the credit markets, it is no longer practical to match the pricing dates of both the swaps and the repurchase agreements.

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

Repurchase Agreements:  We finance the acquisition of our Investment Securities through the use of repurchase agreements. Repurchase agreements are treated as collateralized financing transactions and are carried at their contractual amounts, including accrued interest, as specified in the respective agreements.  Repurchase agreements entered into by RCap are matched with reverse repurchase agreements and are recorded on trade date with the duration of such repurchase agreements mirroring those of the matched reverse repurchase agreements.  These repurchase agreements entered into by RCap are recorded at the contract amount and margin calls are filled by RCap as required based on any deficiencies in collateral versus the contract price. RCap generates income from the spread between what is earned on the reverse repurchase agreements and what is paid on the repurchase agreements.  Cash flows related to RCap’s matched book activity are included in cash flows from operating activity.

 Income Taxes:  We have elected to be taxed as a REIT and intend to comply with the provisions of the Internal Revenue Code of 1986, as amended (or the Code), with respect thereto.  Accordingly, we will not be subjected to federal income tax to the extent of our distributions to shareholders and as long as certain asset, income and stock ownership tests are met.  We, FIDAC, Merganser, and RCap have made separate  joint elections to treat FIDAC, Merganser, and RCap as taxable REIT subsidiaries.  As such, FIDAC, Merganser, and RCap are taxable as domestic C corporations and subject to federal and state and local income taxes based upon their taxable income.

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

Recent Accounting Pronouncements:

On January 1, 2009, we adopted SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”), which requires us to make certain changes to the presentation of our financial statements. This standard requires us to classify noncontrolling interests (previously referred to as “minority interest”) as part of consolidated net income and to include the accumulated amount of noncontrolling interests as part of stockholders’ equity. The net income amounts we have previously reported are now presented as "Net income attributable to controlling interest”. Similarly, in our presentation of stockholders’ equity, we distinguish between equity amounts attributable to controlling interest and amounts attributable to the noncontrolling interests – previously classified as minority interest outside of stockholders’ equity. For the quarter ended June 30, 2009 and year-ended December 31, 2008 we do not have any noncontrolling interest. In addition to these financial reporting changes, SFAS 160 provides for significant changes in accounting related to noncontrolling interests; specifically, increases and decreases in our controlling financial interests in consolidated subsidiaries will be reported in equity similar to treasury stock transactions. If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interests are remeasured with the gain or loss reported in net earnings. Since December 31, 2008, we did not have any non controlling interest in any of its subsidiaries. However, the retrospective effect of the presentation and disclosure requirement under SFAS 160 was applied.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, (“SFAS 141R”) which replaces SFAS No. 141, Business Combinations. SFAS 141R establishes principles and requirements for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any noncontrolling interest in a business combination at their fair value at acquisition date. SFAS 141R alters the treatment of acquisition-related costs, business combinations achieved in stages (referred to as a step acquisition), the treatment of gains from a bargain purchase, the recognition of contingencies in business combinations, the treatment of in-process research and development in a business combination as well as the treatment of recognizable deferred tax benefits. SFAS 141R is effective for business combinations closed in fiscal years beginning after December 15, 2008. As SFAS 141R is applicable to business acquisitions completed after January 1, 2009. We did not make any business acquisitions during the quarter ended June 30, 2009, as such the adoption of SFAS 141R did not have a material impact on our consolidated financial statements.

In February 2008, FASB issued FASB Staff Position No. FAS 140-3 Accounting for Transfers of Financial Assets and Repurchase Financing Transactions (“FSP FAS 140-3”).  FSP FAS 140-3 addresses whether transactions where assets purchased from a particular counterparty and financed through a repurchase agreement with the same counterparty can be considered and accounted for as separate transactions, or are required to be considered “linked” transactions and may be considered derivatives under SFAS 133.  FSP FAS 140-3 requires purchases and subsequent financing through repurchase agreements be considered linked transactions unless all of the following conditions apply:  (1) the initial purchase and the use of repurchase agreements to finance the purchase are not contractually contingent upon each other; (2) the repurchase financing entered into between the parties provides full  recourse to the transferee and the repurchase price is fixed; (3) the financial assets are readily obtainable in the market; and (4) the financial instrument and the repurchase agreement are not coterminous.  This FSP was effective for us on January 1, 2009.  The implementation of this FSP did not have a material effect on our financial statements.

In March 2008, the FASB issued SFAS No. 161 (“SFAS 161”), Disclosures about Derivative Instruments and Hedging Activities, and an amendment of FASB Statement No. 133.  SFAS 161 attempts to improve the transparency of financial reporting by mandating the provision of additional information about how derivative and hedging activities affect an entity’s financial position, financial performance and cash flows.  This statement changes the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosure about (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for under SFAS Statement 133 and its related interpretations, and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  To meet these mandates, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts, gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  This disclosure framework is intended to better convey the purpose of derivative use in terms of the risks that an entity is intending to manage.  SFAS 161 was effective for us as of January 1, 2009 and was adopted prospectively.   We discontinued hedge accounting as of September 30, 2008 and therefore the effect of the adoption of SFAS 161 will be a minimal increase in footnote disclosures.   A table of the effect of the de-designated swap transactions will be included to indicate the effect on OCI and Other Income (Expense).

On October 10, 2008, FASB issued FASB Staff Position (FSP) 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”), in response to the deterioration of the credit markets.  This FSP provides guidance clarifying how SFAS 157 should be applied when valuing securities in markets that are not active. The guidance provides an illustrative example that applies the objectives and framework of SFAS 157, utilizing management’s internal cash flow and discount rate assumptions when relevant observable data does not exist.  It further clarifies how observable market information and market quotes should be considered when measuring fair value in an inactive market.   It reaffirms the notion of fair value as an exit price as of the measurement date and that fair value analysis is a transactional process and should not be broadly applied to a group of assets.  FSP 157-3 was effective upon issuance including prior periods for which financial statements have not been issued.  FSP 157-3 does not have a material effect on the fair value of our assets as we intend to continue to hold assets that can be valued via level 1 and level 2 criteria, as defined under SFAS 157.

On October 3, 2008 the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law.  Section 133 of the EESA mandated that the Securities and Exchange Commission (the “SEC”) conduct a study on mark-to-market accounting standards.  The SEC provided its study to the US Congress on December 30, 2008.  Part of the recommendations within the study indicated that “fair value requirements should be improved through development of application and best practices guidance for determining fair value in illiquid or inactive markets.”  As a result of this study and the recommendations therein, the FASB issued Staff Position (FSP) FAS157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  This FSP provides additional guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased when compared with normal market activity for the asset or liability (or similar assets or liabilities).  The FSP gives specific factors to evaluate if there has been a decrease in normal market activity and if so, provides a methodology to analyze transactions or quoted prices and make necessary adjustments to fair value in accordance with Statement 157.  The objective is to determine the point within a range of fair value estimates that is most representative of fair value under current market conditions.  FSP FAS157-4 is effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009 and we decided to early adopt FSP FAS 157-4.  The implementation of  FSP FAS157-4 did not have  major impact on the manner in which we estimate fair value, nor did it have any impact on our financial statement disclosure.

Additionally, in conjunction with FSP 157-4, the FASB issued FAS 115-2 and FAS 124-2, Recognition and Presentation of Other Than Temporary Impairments.  The objective of the new guidance is to make impairment guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments (OTTI) on debt and equity securities in financial statements.  This EESA guidance was also the result of the SEC mark-to-market study mandated under the EESA.  The SEC’s recommendation was to “evaluate the need for modifications (or the elimination) of current OTTI guidance to provide for a more uniform system of impairment testing standards for financial instruments”.  The guidance revises the OTTI evaluation methodology.  Previously the analytical focus was on whether the company had the “intent and ability to retain its investment in the debt security for a period of time sufficient to allow for any anticipated recovery in fair value”.   Now the focus is on whether  we have  (1) the intent to sell the Investment Securities, (2) it is more likely than not that it will be required to sell the Investment Securities before recovery, or (3) it does not expect to recover the entire amortized cost basis of the Investment Securities.   Further, the security is analyzed for credit loss, (the difference between the present value of cash flows expected to be collected and the amortized cost basis).  The credit loss, if any, will then be recognized in the statement of earnings, while the balance of impairment related to other factors will be recognized in OCI.  FAS 115-2 and FAS 124-2 are effective for all interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009 and we decided  to early adopt FSP FAS 115-2 and FSP FAS 124-2.  For the quarters ended June 30, 2009 and 2008, we did not have unrealized losses on Investment Securities that were deemed other-than-temporary.

On April 9, 2009, the FASB also issued FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. The guidance requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements.  The effective date of this guidance is for interim reporting periods ending after June 15, 2009.  Our early adoption of FAS 107-1 and APB 28-1 did not have any  impact on financial reporting as all financial instruments are currently reported at fair value in both the interim and annual reports.

 In May 2009, the FASB issued SFAS No. 165, Subsequent Events ("SFAS 165").  SFAS 165 establishes general standards governing accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued.  SFAS 165 also provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions occurring after the balance sheet date. The Company adopted SFAS 165 effective June 30, 2009, and adoption had no impact on the Company’s consolidated financial statements. The Company evaluated subsequent events through the filing date of this Quarterly Report on Form 10-Q.

 On June 12, 2009, the FASB issued FAS No. 166 Accounting for Transfer of Financial Assets – an amendment to FASB Statement No. 140 (“SFAS 166”), which amends the derecognition guidance in FAS No. 140.  FAS No. 166 eliminates the concept of a QSPE and eliminates the exception from applying FIN 46(R), Consolidation of Variable Interest Entities to QSPEs.   Additionally, this statement clarifies that the objective of paragraph 9 of FAS 140 is to determine whether a transferor has surrendered control over transferred financial assets.  That determination must consider the transferor’s continuing involvements in the transferred financial asset, including all arrangements or agreements made contemporaneously with, or in contemplation of, the transfer, even if they were not entered into at the time of the transfer.   FAS No. 166  modifies the financial-components approach used in FAS No. 140 and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset.  It defines the term “participating interest” to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale.  Under this statement, when the transfer of financial assets are accounted for as a sale, the transferor must recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of the transfer.  This includes any retained beneficial interest.  The implementation of this standard materially effects the securitization process in general, as it eliminates off-balance sheet transactions when an entity retains any interest in or control over  assets transferred in this process.  However, we do not believe the implementation of this standard will materially affect our financial statements as we have no off–balance sheet transactions, no QSPEs, nor have we transferred assets via securitization.  The effective date for FAS 166 is January 1, 2010.

    In conjunction with SFAS No. 166, FASB issued FAS 167 which amends FASB Interpretation No. 46(R), (FIN 46(R)) (“SFAS 167”).  This statement requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity (“VIE”).  The analysis identifies the primary beneficiary of a VIE as the enterprise that has both: a) the power to direct the activities that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity or the right to receive benefits from the entity which could potentially be significant to the VIE.   With the removal of the QSPE exemption, established QSPEs must be evaluated for consolidation under this statement.  This statement requires enhanced disclosures to provide users of financial statements with more transparent information about and an enterprise’s involvement in a VIE.  Further, this statement also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE.    We currently are not a primary beneficiary of any VIEs.  The effective date for FAS 167 is January 1, 2010.  Upon implementation and, as required by the standard, on an ongoing basis, we shall assess the applicability of this standard to our holdings and report accordingly.

In June 2009, the FASB issued FAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.  replacement of FASB Statement No. 162 (“SFAS 168”).  This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. The objective of SFAS 168 is to establish the FASB Accounting Standards Codification (the “Codification”)  as the source of authoritative accounting principles recognized by the FASB.  After the effective date of this Statement, all nongrandfathered, non-SEC accounting literature not included in the Codification is superseded and deemed nonauthoritative.  SFAS 168 revises the framework for selecting the accounting principles to be used in the preparation of financial statements that are presented in conformity with GAAP.  In doing so, the Codification will require the references within our financial statement to be modified.  Additionally, although it is not the FASB’s intent to alter any guidance, certain modifications in verbiage may, indeed, require the Company to evaluate whether such modification would need to be accounted for as an “accounting change” or as a “correction of an error” in accordance with FAS No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3. The Codification was implemented on July 1, 2009.  We expect to conform our financial statements and related Notes to the new Codification for the quarter ended September 30, 2009.

Results of Operations:  For the Quarters and Six Months Ended June 30, 2009 and 2008

Net Income Summary

For the quarter ended June 30, 2009, our net income was $597.1 million or $1.09 basic income per average share available to common shareholders, as compared to $308.0 million net income or $0.60 basic net income per average share for the quarter ended June 30, 2008.  Net income per average share increased by $0.49 per average share available to common shareholders and total net income increased $289.1 million for the quarter ended June 30, 2009, when compared to the quarter ended June 30, 2008.   We attribute the increase in total net income for the quarter ended June 30, 2009 from the quarter ended June 30, 2008 primarily to increase in net interest income of $56.7 million and recording of $230.2 million of unrealized gain related to interest rate swaps in the second quarter of 2009.    Prior to the fourth quarter of 2008, we recorded changes in the fair values in our interest rate swaps in the Accumulated Other Comprehensive Income in our Statement of Financial Condition.

For the six months ended June 30, 2009, our net income was $946.9 million, or $1.72 net income per average share available to common shareholders, as compared to net income of $551.0 million, or $1.14 net income per average share available to common shareholders for the six months ended June 30, 2008.  We attribute the majority of the increase in net income for the six months ended June 30, 2009 from the six months ended June 30, 2008 to the increase in net interest spread of $140.6 million and the unrealized gain related to interest rate swaps of $265.8 million.  For the six months ended June 30, 2009, net interest income was $725.2 million, as compared to $584.6 million for the six months ended June 30, 2008.

Net Income Summary
(dollars in thousands, except for per share data)
	Quarter Ended June 30, 2009	Quarter Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Interest income	$710,401	$773,359	$1,426,416	$1,564,487
Interest expense	322,596	442,251	701,221	979,857
Net interest income	387,805	331,108	725,195	584,630

Other income:
Investment advisory and service fees	11,736	6,406	19,497	13,004
Gain on sale of investment securities	2,364	2,830	7,387	12,247
Income from trading securities	-	2,180	-	4,034
Dividend income from available-for-sale equity securities	3,221	580	4,139	1,521
Unrealized gain on interest rate swaps	230,207	-	265,752	-
Total other income	247,528	11,996	296,775	30,806

Expenses:
Distribution fees	432	370	860	1,003
General and administrative expenses	30,046	27,215	59,928	51,210
Total expenses	30,478	27,585	60,788	52,213

Income before income taxes and noncontrolling interest	604,855	315,519	961,182	563,223

Income taxes	7,801	7,527	14,235	12,137

Net Income	597,054	307,992	946,947	551,086

Noncontrolling interest	-	-	-	58
Net income attributable to controlling interest	597,054	307,992	946,947	551,028

Dividends on preferred stock	4,625	5,334	9,251	10,707

Net income available to common shareholders	$592,429	$302,658	$937,696	$540,321

Weighted average number of basic common shares outstanding	544,344,844	503,758,079	543,627,960	473,785,256
Weighted average number of diluted common shares outstanding	550,099,709	512,678,975	549,394,817	482,813,463

Basic net income per average common share	$1.09	$0.60	$1.72	$1.14
Diluted net income per average common share	$1.08	$0.59	$1.71	$1.13

Average total assets	$64,492,255	$60,617,914	$62,194,041	$58,379,781
Average equity	$8,477,014	$6,828,505	$8,077,780	$6,324,471

Return on average total assets	3.70%	2.03%	3.05%	1.85%
Return on average equity	28.17%	18.04%	23.45%	17.43%

Interest Income and Average Earning Asset Yield

We had average earning assets of $56.4 billion for the quarter ended June 30, 2009.  We had average earning assets of $56.2 billion for the quarter ended June 30, 2008. Our primary source of income is interest income.   Our interest income was $710.4 million for the quarter ended June 30, 2009 and $773.4 million for the quarter ended June 30, 2008.  The yield on average Investment Securities was 5.04% and 5.50%, for the quarters ending June 30, 2009 and 2008, respectively. The prepayment speeds increased to an average of 19% CPR for the quarter ended June 30, 2009 from an average of 16% CPR for the quarter ended June 30, 2008.  Interest income for the quarter ended June 30, 2009, when compared to interest income for the quarter ended June 30, 2008, declined by $63.0 million due to the decline in yield on average assets of 46 basis points.

We had average earning assets of $55.6 billion and $56.2 billion for the six months ended June 30, 2009 and 2008, respectively.  Our interest income was $1.4 billion for the six months ended June 30, 2009 and $1.6 billion for the six months ended June 30, 2008.  The yield on average Investment Securities decreased from 5.57% for the six months ended June 30, 2008 to 5.13% for the six months ended June 30, 2009.  Our average earning asset balance decreased by $600.0 million and interest income decreased by $138.1 million for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008.  The decrease in interest income for the six months ended June 30, 2009, when compared to the six months ended June 30, 2008, resulted from the decrease in average Investment Securities and yield.

Interest Expense and the Cost of Funds

Our largest expense is the cost of borrowed funds.  We had average borrowed funds of $50.1 billion and total interest expense of $322.6 million for the quarter ended June 30, 2009.  We had average borrowed funds of $50.4 billion and total interest expense of $442.3 million for the quarter ended June 30, 2008.   Our average cost of funds was 2.57% for the quarter ended June 30, 2009 and 3.51% for the quarter ended June 30, 2008.  The cost of funds rate decreased by 94 basis points and the average borrowed funds decreased by $300 million for the quarter ended June 30, 2009 when compared to the quarter ended June 30, 2008.  Interest expense for the quarter ended June 30, 2009 decreased by $119.7 million, when compared to the quarter ended June 30, 2008, due to the decrease in the average borrowed funds and the average cost of funds rate.  Since a substantial portion of our repurchase agreements are short term, changes in market rates are directly reflected in our interest expense.  Our average cost of funds was 2.20% above average one-month LIBOR and 1.18% above average six-month LIBOR for the quarter ended June 30, 2009. We had average borrowed funds of $49.3 billion and interest expense of $701.2 million for the six months ended June 30, 2009.  We had average borrowed funds of $50.9 billion and interest expense of $979.9 million for the six months ended June 30, 2008.  Our average cost of funds was 2.84% for the six months ended June 30, 2009 and 3.85% for the six months ended June 30, 2008.  Interest expense decreased by $278.6 million because the average cost of funds declined by 101 basis points.

The table below shows our average borrowed funds, interest expense and average cost of funds as compared to average one-month and average six-month LIBOR for the quarters ended June 30, 2009, March 31, 2009, the year ended December 31, 2008 and four quarters in 2008.
Average Cost of Funds
(Ratios for the quarters have been annualized, dollars in thousands)
	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One- Month LIBOR	Average Six-Month LIBOR	Average One-Month LIBOR Relative to Average Six- Month LIBOR	Average Cost of Funds Relative to Average One-Month LIBOR	Average Cost of Funds Relative to Average Six-Month LIBOR
For the Quarter Ended June 30, 2009	$50,114,663	$322,596	2.57%	0.37%	1.39%	(1.02%)	2.20%	1.18%
For the Quarter Ended March 31, 2009	$48,497,444	$378,625	3.12%	0.46%	1.74%	(1.28%)	2.66%	1.38%
For the Year Ended December 31, 2008	$50,270,226	$1,888,912	3.76%	2.68%	3.06%	(0.38%)	1.08%	0.70%
For the Quarter Ended December 31, 2008	$47,581,332	$450,805	3.79%	2.23%	2.94%	(0.71%)	1.56%	0.85%
For the Quarter Ended September 30, 2008	$51,740,645	$458,250	3.54%	2.62%	3.19%	(0.57%)	0.92%	0.35%
For the Quarter Ended June 30, 2008	$50,359,825	$442,251	3.51%	2.59%	2.93%	(0.34%)	0.92%	0.58%
For the Quarter Ended March 31, 2008	$51,399,101	$537,606	4.18%	3.31%	3.18%	0.13%	0.87%	1.00%

Net Interest Income

Our net interest income, which equals interest income less interest expense, totaled $387.8 million for the quarter ended June 30, 2009 and $331.1 million for the quarter ended June 30, 2008.  Our net interest income increased for the quarter ended June 30, 2009, as compared to the quarter ended June 30, 2008, because of increased interest rate spread.  Our net interest rate spread, which equals the yield on our average assets for the period less the average cost of funds for the period, was 1.99% for the quarter ended June 30, 2008 as compared 2.47% for the quarter ended June 30, 2009.  This 48 basis point increase in interest rate spread for second quarter of 2009 over the spread for second quarter of 2008 was the result in the decrease in the average cost of funds of 94 basis points, which was only partially offset by a decrease in average yield on average interest earning assets of 46 basis points.

Our net interest income totaled $725.2 million for the six months ended June 30, 2009 and $584.6 million for the six months ended June 30, 2008.  Our net interest income increased because of the increase in interest rate spread.  Our net interest rate spread, which equals the average for the period less the average cost of funds for the period, was 2.29% for the six months ended June 30, 2009 as compared to 1.72% for the six months ended June 30, 2008.

The table below shows our interest income by average Investment Securities held, total interest income, yield on average interest earning assets, average balance of repurchase agreements, interest expense, average cost of funds, net interest income, and net interest rate spread for the quarters ended June 30, 2009, March 31, 2009, the year ended December 31, 2008 and four quarters in 2008.

Net Interest Income
(Ratios for quarters have been annualized, dollars in thousands)
	Average Investment Securities Held	Total Interest Income	Yield on Average Interest Earning Assets	Average Balance of Repurchase Agreements	Interest Expense	Average Cost of Funds	Net Interest Income	Net Interest Rate Spread
For the Quarter Ended June 30, 2009	$56,420,189	$710,401	5.04%	$50,114,663	$322,596	2.57%	$387,805	2.47%
For the Quarter Ended March 31, 2009	$54,763,268	$716,015	5.23%	$48,497,444	$378,625	3.12%	$337,390	2.11%
For the Year Ended December 31, 2008	$55,962,519	$3,115,428	5.57%	$50,270,226	$1,888,912	3.76%	$1,226,516	1.81%
For the Quarter Ended December 31, 2008	$53,838,665	$740,282	5.50%	$47,581,332	$450,805	3.79%	$289,477	1.71%
For the Quarter Ended September 30, 2008	$57,694,277	$810,659	5.62%	$51,740,645	$458,250	3.54%	$352,409	2.08%
For the Quarter Ended June 30, 2008	$56,197,550	$773,359	5.50%	$50,359,825	$442,251	3.51%	$331,108	1.99%
For the Quarter Ended March 31, 2008	$56,119,584	$791,128	5.64%	$51,399,101	$537,606	4.18%	$253,522	1.46%

Investment Advisory and Service Fees

FIDAC and Merganser are registered investment advisors specializing in managing fixed income securities.  At June 30, 2009, FIDAC and Merganser had under management approximately $9.9 billion in net assets and $19.0 billion in gross assets, compared to $2.7 billion in net assets and $11.8 billion in gross assets at June 30, 2008.  Net investment advisory and service fees net of distribution fees for the quarters ended June 30, 2009 and 2008 totaled $11.3 million and $6.0 million, respectively.  Gross assets under management will vary from time to time because of changes in the amount of net assets FIDAC and Merganser manage as well as changes in the amount of leverage used by the various funds and accounts FIDAC manages.

Gains and Losses on Sales of Investment Securities

For the quarter ended June 30, 2009, we sold Investment Securities with a carrying value of $524.2 million for aggregate net gain of $2.4 million.  For the quarter ended June 30, 2008, we sold Investment Securities with a carrying value of $2.1 billion for an aggregate gain of $2.8 million.  We do not expect to sell assets on a frequent basis, but may from time to time sell existing assets to move into new assets, which our management believes might have higher risk-adjusted returns, or to manage our balance sheet as part of our asset/liability management strategy.

For the six months ended June 30, 2009, we sold Investment Securities with a carrying value of $1.4 billion for an aggregate gain of $7.4 million.  For the six months ended June 30, 2008, we sold Investment Securities with an aggregate historical amortized cost of $6.2 billion for an aggregate gain of $12.2 million. The difference between the sale price and the carrying value of our Mortgage-Backed Securities will be a realized gain or a realized loss, and will increase or decrease income accordingly.

Income from Trading Securities

Gross income from trading securities held by our investment fund, which is a combination of interest, dividends, and realized and unrealized gains and losses.  Gross income from trading securities totaled $2.2 million for the quarter ended June 30, 2008 and $4.0 million for the six months ended June 30, 2008.   There was no income from trading securities for the quarter and six months ended June 30, 2009.

Dividend Income from Available-For-Sale Equity Securities

Dividend income from available-for-sale equity securities totaled $3.2 million for the quarter ended June 30, 2009, and $4.1 million for the six months ended June 30, 2009, as compared to $580,000 for the quarter ended June 30, 2008 and $1.5 million for the six months ended June 30, 2008.

General and Administrative Expenses

General and administrative (or G&A) expenses were $30.0 million for the quarter ended June 30, 2009 and $27.2 million for the quarter ended June 30, 2008.  G&A expenses as a percentage of average total assets was 0.19% and 0.18% for the quarters ended June 30, 2009 and 2008, respectively.  The increase in G&A expenses of $2.8 million and $8.7 million for the quarter and the six months ended June 30, 2009, respectively, was primarily the result of increased compensation, directors and officers insurance and additional costs related to our subsidiaries. Our employees increased from 41 at June 30, 2008 to 74 at June 30, 2009.

The table below shows our total G&A expenses as compared to average total assets and average equity for the quarters ended June 30, 2009, March 31, 2009, the year ended December 31, 2008 and four quarters in 2008.

G&A Expenses and Operating Expense Ratios
(ratios for the quarters have been annualized, dollars in thousands)

	Total G&A Expenses	Total G&A Expenses/Average Assets	Total G&A Expenses/Average Equity
For the Quarter Ended June 30, 2009	$30,046	0.19%	1.41%
For the Quarter Ended March 31, 2009	$29,882	0.20%	1.54%
For the Year Ended December 31, 2008	$103,622	0.18%	1.55%
For the Quarter Ended December 31, 2008	$26,957	0.18%	1.50%
For the Quarter Ended September 30, 2008	$25,455	0.17%	1.40%
For the Quarter Ended June 30, 2008	$27,215	0.18%	1.59%
For the Quarter Ended March 31, 2008	$23,995	0.17%	1.64%

Net Income and Return on Average Equity

Our net income was $597.0 million for the quarter ended June 30, 2009 and net income was $308.0 million for the quarter ended June 30, 2008.  Our annualized return on average equity was 28.17% for the quarter ended June 30, 2009 and 18.04% for the quarter ended June 30, 2008.  Net interest income increased by $56.7 million for the quarter ended June 30, 2009, as compared to the quarter ended June 30, 2008, due to the increase in interest rate spread.  In addition to the increase in interest rate spread, an unrealized gain on interest rate swaps of $230.2 million was recorded in the income statement for the quarter ended June 30, 2009, as the result of de-designation of cash flow hedges.  Prior to the fourth quarter of 2008, we recorded changes in the fair values in our interest rate swaps in Accumulated Other Comprehensive Income in our Statement of Financial Condition.

Our net income was $946.9 million for the six months ended June 30, 2009, and $551.1 million for the six months ended June 30, 2008.  Our return on average equity was 23.45% for the six months ended June 30, 2009 and 17.43% for the six months ended June 30, 2008.  We attribute the increase in total net income for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 to the increase in net interest rate spread and increase in interest-earning assets, resulting in an increase of net interest income of $140.6 million, which was only partially offset by an increase in G&A expenses of $8.7 million.

The table below shows our net interest income, net investment advisory and service fees, gain (loss) on sale of Mortgage-Backed Securities and termination of interest rate swaps, loss on other-than-temporarily impaired securities, income from trading securities, dividend income from equity investments, G&A expenses, income taxes, each as a percentage of average equity, and the return on average equity for the quarters ended June 30, 2009, March 31, 2009, year ended December 31, 2008 and four quarters in 2008.

Components of Return on Average Equity
(Ratios for the quarters have been annualized)

	Net Interest Income/ Average Equity	Net Investment Advisory and Service Fees/Average Equity	Gain/(Loss) on Sale of Mortgage- Backed Securities and Realized and Unrealized Gain/(Loss) Interest Rate Swaps/ Average Equity	Loss on other-than- temporarily impaired securities/ Average Equity	Income (loss) from trading securities/ Average Equity	Dividend income from available- for-sale equity securities	G&A Expenses/ Average Equity	Income Taxes/ Average Equity	Return (loss) on Average Equity
For the Quarter Ended June 30, 2009	18.30%	0.53%	10.97%	-	-	0.15%	(1.41%)	(0.37%)	28.17%
For the Quarter Ended March 31, 2009	17.41%	0.38%	2.09%	-	-	0.05%	(1.54%)	(0.33%)	18.06%
For the Year Ended December 31, 2008	18.36%	0.39%	(11.34%)	(0.48%)	0.15%	0.04%	(1.55%)	(0.39%)	5.18%
For the Quarter Ended December 31, 2008	16.06%	0.38%	(42.63%)	-	(0.11%)	0.03%	(1.50%)	(0.35%)	(28.12%)
For the Quarter Ended September 30, 2008	19.52%	0.41%	(0.07%)	(1.76%)	0.42%	0.03%	(1.40%)	(0.42%)	16.73%
For the Quarter Ended June 30, 2008	19.40%	0.35%	0.16%	-	0.13%	0.03%	(1.59%)	(0.44%)	18.04%
For the Quarter Ended March 31, 2008	17.38%	0.41%	0.64%	-	0.13%	0.06%	(1.64%)	(0.32%)	16.66%

Financial Condition

Investment Securities, Available for Sale

All of our Mortgage-Backed Securities at June 30, 2009 and December 31, 2008 were adjustable-rate or fixed-rate mortgage-backed securities backed by single-family mortgage loans.  All of the mortgage assets underlying these mortgage-backed securities were secured with a first lien position on the underlying single-family properties.  All of our mortgage-backed securities were Freddie Mac, Fannie Mae or Ginnie Mae mortgage pass-through certificates or CMOs, which carry an implied “AAA” rating.   All of our agency debentures are callable and carry an implied “AAA” rating.  We carry all of our earning assets at fair value.

We accrete discount balances as an increase in interest income over the life of discount Investment Securities and we amortize premium balances as a decrease in interest income over the life of premium Investment Securities.  At June 30, 2009 and December 31, 2008 we had on our balance sheet a total of $56.0 million and, $64.4 million, respectively, of unamortized discount (which is the difference between the remaining principal value and current historical amortized cost of our Investment Securities acquired at a price below principal value and a total of $980.9 million and  $619.5 million, respectively, of unamortized premium (which is the difference between the remaining principal value and the current historical amortized cost of our Investment Securities acquired at a price above principal value).

We received mortgage principal repayments of $3.5 billion and $2.8 billion for the quarters ended June 30, 2009 and June 30, 2008, respectively.  The average prepayment speed for the quarters ended June 30, 2009 and 2008 was 19%, and 16%, respectively.  During the quarter ended June 30, 2009, the average CPR increased to 19% from 16% during the quarter ended June 30, 2008, due to an increase in foreclosure and refinancing activity.  Given our current portfolio composition, if mortgage principal prepayment rates were to increase over the life of our mortgage-backed securities, all other factors being equal, our net interest income would decrease during the life of these mortgage-backed securities as we would be required to amortize our net premium balance into income over a shorter time period.  Similarly, if mortgage principal prepayment rates were to decrease over the life of our mortgage-backed securities, all other factors being equal, our net interest income would increase during the life of these mortgage-backed securities as we would amortize our net premium balance over a longer time period.

The table below summarizes certain characteristics of our Investment Securities at June 30, 2009, March 31, 2009, December 31, 2008, September 30, 2008, June 30, 2008, and March 31, 2008.

Investment Securities
(dollars in thousands)
	Principal Amount	Net Premium	Amortized Cost	Amortized Cost/Principal Amount	Fair Value	Fair Value/Principal Amount	Weighted Average Yield
At June 30, 2009	$63,300,232	$924,873	$64,225,105	101.46%	$65,782,019	103.92%	4.75%
At March 31, 2009	$56,718,404	$668,295	$57,386,699	101.18%	$58,785,456	103.64%	4.98%
At December 31, 2008	$54,508,672	$555,043	$55,063,715	101.02%	$55,645,940	102.09%	5.15%
At September 30, 2008	$55,211,123	$525,394	$55,736,517	100.95%	$55,459,280	100.45%	5.41%
At June 30, 2008	$58,304,678	$500,721	$58,805,399	100.86%	$58,749,300	100.76%	5.33%
At March 31, 2008	$56,006,707	$383,334	$56,390,041	100.68%	$56,853,862	101.51%	5.36%

The table below summarizes certain characteristics of our Investment Securities at June 30, 2009, March 31, 2009, December 31, 2008, September 30, 2008, June 30, 2008, and March 31, 2008.  The index level for adjustable-rate Investment Securities is the weighted average rate of the various short-term interest rate indices, which determine the coupon rate.

Adjustable-Rate Investment Security Characteristics
(dollars in thousands)
	Principal Amount	Weighted Average Coupon Rate	Weighted Average Term to Next Adjustment	Weighted Average Lifetime Cap	Weighted Average Asset Yield	Principal Amount at Period End as % of Total Investment Securities
At June 30, 2009	$19,657,988	4.64%	34 months	10.12%	3.49%	31.06%
At March 31, 2009	$19,558,480	4.66%	34 months	10.06%	3.74%	34.48%
At December 31, 2008	$19,540,152	4.75%	36 months	10.00%	3.93%	35.85%
At September 30, 2008	$19,310,012	5.27%	37 months	9.98%	4.65%	34.97%
At June 30, 2008	$18,418,637	5.16%	36 months	9.89%	4.54%	31.59%
At March 31, 2008	$17,487,518	5.19%	35 months	9.73%	4.40%	31.22%

Fixed-Rate Investment Security Characteristics
(dollars in thousands)
	Principal Amount	Weighted Average Coupon Rate	Weighted Average Asset Yield	Principal Amount at Period End as % of Total Investment Securities
At June 30, 2009	$43,642,244	5.94%	5.32%	68.94%
At March 31, 2009	$37,159,924	6.08%	5.64%	65.52%
At December 31, 2008	$34,968,520	6.13%	5.84%	64.15%
At September 30, 2008	$35,901,111	6.06%	5.82%	65.03%
At June 30, 2008	$39,886,041	6.00%	5.70%	68.41%
At March 31, 2008	$38,519,189	5.98%	5.80%	68.78%

           At June 30, 2009 and December 31, 2008, we held Investment Securities with coupons linked to various indices.  The following tables detail the portfolio characteristics by index.

Adjustable-Rate Investment Securities by Index
June 30, 2009

	One- Month Libor	Six- Month Libor	Twelve Month Libor	12-Month Moving Average	11th District Cost of Funds	1-Year Treasury Index	Monthly Federal Cost of Funds	Other Indexes(1)
Weighted Average Term to Next Adjustment	1 mo.	21 mo.	49 mo.	1 mo.	1 mo.	37 mo.	1 mo.	14 mo.
Weighted Average Annual Period Cap	6.38%	1.61%	2.01%	0.02%	1.03%	1.95%	0.00%	1.83%
Weighted Average Lifetime Cap at June 30, 2009	7.04%	11.20%	10.86%	9.19%	10.71%	10.79%	13.43%	11.91%
Investment Principal Value as Percentage of Investment Securities at June 30, 2009	5.72%	1.70%	18.24%	1.00%	0.60%	3.65%	0.09%	0.06%

(1)	Combination of indexes that account for less than 0.05% of total investment securities.

Adjustable-Rate Investment Securities by Index

December 31, 2008

	One- Month Libor	Six- Month Libor	Twelve Month Libor	12-Month Moving Average	11th District Cost of Funds	1-Year Treasury Index	Monthly Federal Cost of Funds	Other Indexes(1)
Weighted Average Term to Next Adjustment	1 mo.	25 mo.	55 mo.	1 mo.	1 mo.	37 mo.	1 mo.	14 mo.
Weighted Average Annual Period Cap	6.28%	1.95%	1.98%	0.00%	1.26%	1.93%	0.00%	1.94%
Weighted Average Lifetime Cap at December 31, 2008	7.07%	10.87%	10.92%	8.86%	11.35%	10.86%	13.44%	11.98%
Investment Principal Value as Percentage of Investment Securities at December 31, 2008	8.11%	2.53%	19.32%	0.99%	0.60%	4.12%	0.11%	0.07%

(1)	Combination of indexes that account for less than 0.05% of total investment securities.

Reverse Repurchase Agreements

At June 30, 2009 and December 31, 2008, we lent $123.5 million and $562.1 million, respectively, to Chimera in a weekly reverse repurchase agreement.  This amount is included at fair value in our Statement of Financial Condition.  The interest rate at June 30, 2009 and December 31, 2008 was at the market rate of 1.79% and 1.43%, respectively.  The collateral for this loan is mortgage-backed securities.

At June 30, 2009, RCap, in its ordinary course of business, at market rates, had financed $47.4 million pursuant to matched repurchase agreements for a fund managed by FIDAC.

Receivable from Prime Broker on Equity Investment

The net assets of the investment fund are subject to English bankruptcy law, which governs the administration of Lehman Brothers International (Europe) (LBIE), as well as the law of New York, which governs the contractual documents.  Until our contractual documents with LBIE are terminated, the value of the assets and liabilities in our account with LBIE will continue to fluctuate based on market movements.  We do not intend to terminate these contractual documents until LBIE's administrators have clarified the consequences of us doing so. We have not received notice from LBIE's administrators that LBIE has terminated the documents.  LBIE’s administrators have advised us that they can provide us with no additional information about our account at this time.  As a result, we have presented the market value of our account with LBIE as of September 15, 2008 of $16.9 million, which is the date of the last statement we received from LBIE on the account’s assets and liabilities.  We can provide no assurance, however, that we will recover all or any portion of these assets following completion of LBIE's administration (and any subsequent liquidation).  Based on the information known at June 30, 2009, a loss was not determined to be probable.  If additional information indicates otherwise and it is determined that the loss is probable, the estimated loss will be reflected in the statement of operations.

Borrowings

To date, our debt has consisted entirely of borrowings collateralized by a pledge of our Investment Securities.  These borrowings appear on our statement of Financial Condition as repurchase agreements.  At June 30, 2009, we had established uncommitted borrowing facilities in this market with 30 lenders in amounts which we believe are in excess of our needs.  All of our Investment Securities are currently accepted as collateral for these borrowings. However, we limit our borrowings, and thus our potential asset growth, in order to maintain unused borrowing capacity and thus increase the liquidity and strength of our financial condition.

At June 30, 2009, the term to maturity of our borrowings ranged from one day to ten years.  Additionally, we have entered into structured borrowings giving the counterparty the right to call the balance prior to maturity.   The weighted average original term to maturity of our borrowings was 342 days at June 30, 2009.  At June 30, 2008, the term to maturity of our borrowings ranged from one day to ten years, with a weighted average original term to maturity of 263 days.

At June 30, 2009, the weighted average cost of funds for all of our borrowings was 2.54%, including the effect of the interest rate swaps, and the weighted average term to next rate adjustment was 196 days.  At June 30, 2008, the weighted average cost of funds for all of our borrowings 3.40% and the weighted average term to next rate adjustment was 224 days.

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

Borrowings under our repurchase agreements increased by $4.6 billion to $51.3 billion at June 30, 2009, from $46.7 billion at December 31, 2008.

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

Under our repurchase agreements, we may be required to pledge additional assets to our repurchase agreement counterparties (i.e., lenders) in the event the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral (a “margin call”), which may take the form of additional securities or cash.  Similarly, if the estimated fair value of our pledged collateral increases due to changes in market interest rates of market factors, lenders may release collateral back to us.  Specifically, margin calls result from a decline in the value of the our Mortgage-Backed Securities securing our repurchase agreements, prepayments on the mortgages securing such Mortgage-Backed Securities and to changes in the estimated fair value of such Mortgage-Backed Securities generally due to principal reduction of such Mortgage-Backed Securities from scheduled amortization and resulting from changes in market interest rates and other market factors.  Through June 30, 2009, we did not have any margin calls on our repurchase agreements that we were not able to satisfy with either cash or additional pledged collateral.  However, should prepayment speeds on the mortgages underlying our Mortgage-Backed Securities and/or market interest rates suddenly increase, margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.

The following table summarizes the effect on our liquidity and cash flows from contractual obligations for repurchase agreements, interest expense on repurchase agreements, the non-cancelable office lease and employment agreements at June 30, 2009.  The table does not include the effect of net interest rate payments under our interest rate swap agreements.  The net swap payments will fluctuate based on monthly changes in the receive rate.   At June 30, 2009, the interest rate swaps had a net unrealized loss of $715.4 million.

	(dollars in thousands)
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
Repurchase agreements	44,159,952	4,664,478	869,854	1,632,646	51,326,930
Interest expense on repurchase agreements, based on rates at June 30, 2009	263,765	329,524	153,840	182,521	929,650
Long-term operating lease obligations	775	1,229	1,191	-	3,195
Employment contracts	71,470	4,368	-	-	75,838
Total	44,495,962	4,999,599	1,024,885	1,815,167	52,335,613

Stockholders’ Equity

During the quarter and six months ended June 30, 2009, 8,375 options and 64,262 options were exercised under the Long Term Stock Incentive Plan, or Incentive Plan, for an aggregate exercise price of $98,000 and $722,000 respectively.

During the quarter and six months ended June 30, 2009, we declared dividends to common shareholders totaling $326.7 million or $0.60 per share and $598.8 million or $1.10 per share, respectively. During the quarter and six months ended June 30, 2009, we declared and paid dividends to Series A Preferred shareholders totaling $3.6 million or $0.492188 per share and $7.3 million or $0.984376 per share, respectively, and Series B Preferred shareholders totaling $977,000 or $0.375 per share and $2.0 million or $0.75 per share, respectively.

During the quarter and six months ended June 30, 2009, 2,750 and 1.4 million shares of Series B Preferred Stock were converted into 5,837 and 2.8 million shares of common stock.

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

On August 3, 2006, we entered into an ATM Equity Offering(sm) Sales Agreement with Merrill Lynch & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, relating to the sale of shares of our common stock from time to time through Merrill Lynch. Sales of the shares, if any, are made by means of ordinary brokers' transaction on the New York Stock Exchange. During the quarter and six months ended June 30, 2009, we did not issue shares pursuant to this program.  During the year ended December 31, 2008, 588,000 shares of our common stock were issued pursuant to this program, totaling $11.5 million in net proceeds.

On August 3, 2006, we entered into an ATM Equity Sales Agreement with UBS Securities LLC, relating to the sale of shares of our common stock from time to time through UBS Securities. Sales of the shares, if any, are made by means of ordinary brokers' transaction on the New York Stock Exchange.   During the quarter and six months ended June 30, 2009, we did not issue shares pursuant to this program.  During the year ended December 31, 2008, 3.8 million shares of our common stock were issued pursuant to this program, totaling $60.3 million in net proceeds.

During the year ended December 31, 2008, 300,000 options were exercised under the Incentive Plan for an aggregate exercise price of $2.8 million.

Unrealized Gains and Losses

With our “available-for-sale” accounting treatment, unrealized fluctuations in market values of assets do not impact our GAAP or taxable income but rather are reflected on our statement of financial condition by changing the carrying value of the asset and stockholders’ equity under “Accumulated Other Comprehensive Income (Loss).”  As a result of the de-designation  of interest rate swaps as cash flow hedges during the quarter ended December 31, 2008, unrealized gains and losses in our interest rate swaps impact our GAAP income.

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

Unrealized Gains and Losses
 (dollars in thousands)

	June 30, 2009	March 31, 2009	December 31, 2008	September 30, 2008	June 30, 2008
Unrealized gain	$1,719,536	$1,502,319	$785,087	$217,710	$324,612
Unrealized loss	(357,402)	(380,768)	(532,857)	(879,208)	(803,403)
Net Unrealized gain (loss)	$1,362,134	$1,121,551	$252,230	$(661,498)	$(478,791)

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

Leverage

Our debt-to-equity ratio at June 30, 2009 and December 31, 2008 was 5.9:1 and 6.4:1, respectively.  We generally expect to maintain a ratio of debt-to-equity of between 8:1 and 12:1, although the ratio may vary from this range from time to time based upon various factors, including our management’s opinion of the level of risk of our assets and liabilities, our liquidity position, our level of unused borrowing capacity and over-collateralization levels required by lenders when we pledge assets to secure borrowings.

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

We seek to manage the extent to which our net income changes as a function of changes in interest rates by matching adjustable-rate assets with variable-rate borrowings.  In addition, we have attempted to mitigate the potential impact on net income of periodic and lifetime coupon adjustment restrictions in our portfolio of investment securities by entering into interest rate swaps.  At June 30, 2009, we had entered into swap agreements with a total notional amount of $19.8 billion.  We agreed to pay a weighted average pay rate of 4.20% and receive a floating rate based on one, three and six  month LIBOR. At December 31, 2008, we entered into swap agreements with a total notional amount of $17.6 billion.  We agreed to pay a weighted average pay rate of 4.66% and receive a floating rate based on one month LIBOR.  We may enter into similar derivative transactions in the future by entering into interest rate collars, caps or floors or purchasing interest only securities.

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

Capital Resources

At June 30, 2009, we had no material commitments for capital expenditures.

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

Other Matters

We calculate that at least 75% of our assets were qualified REIT assets, as defined in the Code for the quarters ended June 30, 2009 and 2008.   We also calculate that our revenue qualifies for the 75% source of income test and for the 95% source of income test rules for the quarters ended June 30, 2009 and 2008.  Consequently, we met the REIT income and asset test.  We also met all REIT requirements regarding the ownership of our common stock and the distribution of our net income.  Therefore, as of June 30, 2009 and December 31, 2008, we believe that we qualified as a REIT under the Code.

We at all times intend to conduct our business so as not to become required to register as an investment company under the Investment Company Act of 1940, or the Investment Company Act.  If we were to become required to register as an investment company, then our use of leverage would be substantially reduced.  The Investment Company Act exempts entities that are “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate” (qualifying interests).  Under current interpretation of the staff of the SEC, in order to qualify for this exemption, we must maintain at least 55% of our assets directly in qualifying interests and at least 80% of our assets in qualifying interests plus other real estate related assets.  In addition, unless certain mortgage securities represent all the certificates issued with respect to an underlying pool of mortgages, the Mortgage-Backed Securities may be treated as securities separate from the underlying mortgage loans and, thus, may not be considered qualifying interests for purposes of the 55% requirement.  We calculate that as of June 30, 2009 and December 31, 2008, we were in compliance with this requirement.

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

Our profitability and the value of our portfolio (including interest rate swaps) may be adversely affected during any period as a result of changing interest rates.  The following table quantifies the potential changes in net interest income, portfolio value should interest rates go up or down 25, 50 and 75 basis points, assuming the yield curves of the rate shocks will be parallel to each other and the current yield curve.  All changes in income and value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario.  The base interest rate scenario assumes interest rates at June 30, 2009 and various estimates regarding prepayment and all activities are made at each level of rate shock.  Actual results could differ significantly from these estimates.

Change in Interest Rate	Projected Percentage Change in Net Interest Income	Projected Percentage Change in Portfolio Value, with Effect of Interest Rate Swaps

-75 Basis Points	1.35%	1.97%
-50 Basis Points	0.40%	1.93%
-25 Basis Points	0.06%	1.80%
Base Interest Rate	-	-
+25 Basis Points	(1.48%)	1.21%
+50 Basis Points	(3.25%)	0.76%
+75 Basis Points	(5.02%)	0.21%

ASSET AND LIABILITY MANAGEMENT

Asset and liability management is concerned with the timing and magnitude of the repricing of assets and liabilities.  We attempt to control risks associated with interest rate movements.  Methods for evaluating interest rate risk include an analysis of our interest rate sensitivity ”gap”, which is the difference  between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period.  A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities.  A gap is considered negative when the amount of interest-rate sensitive liabilities exceeds interest-rate sensitive assets.  During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income.  During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to affect net interest income adversely.  Because different types of assets and liabilities with the same or similar maturities may react differently to changes in overall market rates or conditions, changes in interest rates may affect net interest income positively or negatively even if an institution were perfectly matched in each maturity category.

The following table sets forth the estimated maturity or repricing of our interest-earning assets and interest-bearing liabilities at June 30, 2009.  The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except adjustable-rate loans, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature and does include the effect of the interest rate swaps.  The interest rate sensitivity of our assets and liabilities in the table could vary substantially based on actual prepayment experience.

	Within 3 Months	3-12 Months	More than 1 Year to 3 Years	3 Years and Over	Total
	(dollars in thousands)
Rate Sensitive Assets:
Investment Securities (Principal)	$5,322,365	2,757,741	3,418,798	51,801,330	63,300,234
Cash Equivalents	1,352,798	-	-	-	1,352,798
Reverse Repurchase Agreements	170,916	-	-	-	170,916
Total Rate Sensitive Assets	6,846,079	2,757,741	3,418,798	51,801,330	64,823,948

Rate Sensitive Liabilities:
Repurchase Agreements, with the
effect of swaps	25,915,702	3,711,250	12,822,028	8,877,950	51,326,930

Interest rate sensitivity gap	(19,069,623)	(953,509)	(9,403,230)	42,923,380	13,497,018

Cumulative rate sensitivity gap	(19,069,623)	(20,023,132)	(29,426,362)	13,497,018

Cumulative interest rate sensitivity gap as a percentage of total rate-sensitive assets	(30%)	(32%)	(46%)	21%

Our analysis of risks is based on management’s experience, estimates, models and assumptions.  These analyses rely on models which utilize estimates of fair value and interest rate sensitivity.  Actual economic conditions or implementation of investment decisions by our management may produce results that differ significantly from the estimates and assumptions used in our models and the projected results shown in the above tables and in this report.  These analyses contain certain forward-looking statements and are subject to the safe harbor statement set forth under the heading, “Special Note Regarding Forward-Looking Statements.”

ITEM 4.   CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act) as of the end of the period covered by this quarterly report.  Based on that review and evaluation, the CEO and CFO have concluded that our current disclosure controls and procedures, as designed and implemented, (1) were effective in ensuring that information regarding the Company and its subsidiaries is made known to our management, including our CEO and CFO, by our employees, as appropriate to allow timely decisions regarding required disclosure and (2) were effective in providing reasonable assurance that information the Company must disclose in its periodic reports under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by the SEC’s rules and forms.  There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.         OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

From time to time, we are involved in various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material effect on our consolidated financial statements.

Item 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results.   The materialization of any risks and uncertainties identified in our forward looking statements contained in this report together with those previously disclosed in the Form 10-K or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations -- Special Note Regarding Forward Looking Statements” in this quarterly report on Form 10-Q.  The information presented below updates and should be read in conjunction with the risk factors and information disclosed in that Form 10-K.

RISKS ASSOCIATED WITH RECENT ADVERSE DEVELOPMENTS IN THE MORTGAGE FINANCE AND CREDIT MARKETS

Volatile market conditions for mortgages and mortgage-related assets as well as the broader financial markets have resulted in a significant contraction in liquidity for mortgages and mortgage-related assets, which may adversely affect the value of the assets in which we invest.

Our results of operations are materially affected by conditions in the markets for mortgages and mortgage-related assets, including Mortgage-Backed Securities, as well as the broader financial markets and the economy generally.  Beginning in the summer of 2007, significant adverse changes in financial market conditions have resulted in a deleveraging of the entire global financial system and the forced sale of large quantities of mortgage-related and other financial assets.  Recently, concerns over economic recession, geopolitical issues, unemployment, the availability and cost of financing, the mortgage market and a declining real estate market have contributed to increased volatility and diminished expectations for the economy and markets.  As a result of these conditions, many traditional mortgage investors have suffered severe losses in their residential mortgage portfolios and several major market participants have failed or been impaired, resulting in a significant contraction in market liquidity for mortgage-related assets.  This illiquidity has negatively affected both the terms and availability of financing for all mortgage-related assets.  Further increased volatility and deterioration in the markets for mortgages and mortgage-related assets as well as the broader financial markets may adversely affect the performance and market value of our Mortgage-Backed Securities.  If these conditions persist, institutions from which we seek financing for our investments may continue to tighten their lending standards or become insolvent, which could make it more difficult for us to obtain financing on favorable terms or at all.  Our profitability may be adversely affected if we are unable to obtain cost-effective financing for our investments.  Continued adverse developments in the broader residential residential mortgage market may adversely affect the value of the assets in which we invest.

In 2008 and so far in 2009, the residential mortgage market in the United States has experienced a variety of difficulties and changed economic conditions, including defaults, credit losses and liquidity concerns. Certain commercial banks, investment banks and insurance companies have announced extensive losses from exposure to the residential mortgage market. These losses have reduced financial industry capital, leading to reduced liquidity for some institutions. These factors have impacted investor perception of the risk associated with Mortgage-Backed Securities in which we invest. As a result, values for Mortgage-Backed Securities in which we invest have experienced a certain amount of volatility. Further increased volatility and deterioration in the broader residential mortgage and Mortgage-Backed Securities markets may adversely affect the performance and market value of our investments.

Any decline in the value of our investments, or perceived market uncertainty about their value, would likely make it difficult for us to obtain financing on favorable terms or at all, or maintain our compliance with terms of any financing arrangements already in place. The Mortgage-Backed Securities in which we invest are classified for accounting purposes as available-for-sale.  All assets classified as available-for-sale are reported at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity.  As a result, a decline in fair values may reduce the book value of our assets.  Moreover, if the decline in fair value of an available-for-sale security is other-than-temporarily impaired, such decline will reduce earnings.  If market conditions result in a decline in the fair value of our Mortgage-Backed Securities, our financial position and results of operations could be adversely affected.

The conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the U.S. Government, may adversely affect our business.

Due to increased market concerns about Fannie Mae and Freddie Mac’s ability to withstand future credit losses associated with securities held in their investment portfolios, and on which they provide guarantees, without the direct support of the U.S. Government, on July 30, 2008, the government passed the Housing and Economic Recovery Act of 2008, or the HERA.  Among other things, the HERA established the Federal Housing Finance Agency, or FHFA, which has broad regulatory powers over Fannie Mae and Freddie Mac.  On September 7, 2008, the FHFA placed Fannie Mae and Freddie Mac into conservatorship and, together with the Treasury, established a program designed to boost investor confidence in Fannie Mae’s and Freddie Mac’s debt and mortgage-backed securities. As the conservator of Fannie Mae and Freddie Mac, the FHFA controls and directs the operations of Fannie Mae and Freddie Mac and may (1) take over the assets of and operate Fannie Mae and Freddie Mac with all the powers of the shareholders, the directors and the officers of Fannie Mae and Freddie Mac and conduct all business of Fannie Mae and Freddie Mac; (2) collect all obligations and money due to Fannie Mae and Freddie Mac; (3) perform all functions of Fannie Mae and Freddie Mac which are consistent with the conservator’s appointment; (4) preserve and conserve the assets and property of Fannie Mae and Freddie Mac; and (5) contract for assistance in fulfilling any function, activity, action or duty of the conservator. A primary focus of this new legislation is to increase the availability of mortgage financing by allowing Fannie Mae and Freddie Mac to continue to grow their guarantee business without limit, while limiting net purchases of Mortgage-Backed Securities to a modest amount through the end of 2009. It is currently planned for Fannie Mae and Freddie Mac to reduce gradually their Mortgage-Backed Securities portfolios beginning in 2010.

In addition to FHFA becoming the conservator of Fannie Mae and Freddie Mac, the Treasury has taken three additional actions: (i) the Treasury and FHFA have entered into preferred stock purchase agreements between the Treasury and Fannie Mae and Freddie Mac pursuant to which the Treasury will ensure that each of Fannie Mae and Freddie Mac maintains a positive net worth; (ii) the Treasury has established a new secured lending credit facility which will be available to Fannie Mae, Freddie Mac and the FHLBs, which is intended to serve as a liquidity backstop, which will be available until December 2009; and (iii) the Treasury has initiated a temporary program to purchase Mortgage-Backed Securities issued by Fannie Mae and Freddie Mac.

Although the Treasury has committed capital to Fannie Mae and Freddie Mac, there can be no assurance that these actions will be adequate for their needs. If these actions are inadequate, Fannie Mae and Freddie Mac could continue to suffer losses and could fail to honor their guarantees and other obligations. The future roles of Fannie Mae and Freddie Mac could be significantly reduced and the nature of their guarantees could be considerably diminished. Any changes to the nature of the guarantees provided by Fannie Mae and Freddie Mac could redefine what constitutes Mortgage-Backed Securities and could have broad adverse market implications.

On November 25, 2008, the Federal Reserve announced that it will initiate a program to purchase $100 billion in direct obligations of Fannie Mae, Freddie Mac and the FHLBs and $500 billion in agency Mortgage-Backed Securities backed by Fannie Mae, Freddie Mac and Ginnie Mae. The Federal Reserve stated that its actions are intended to reduce the cost and increase the availability of credit for the purchase of houses, and are meant to support housing markets and foster improved conditions in financial markets more generally. The purchases of direct obligations began during the first week of December 2008, and the purchases of agency mortgage-backed securities began in early January 2009.  The Federal Reserve has announced an expansion of this program to purchase another $750 million in Mortgage-Backed Securities through the end of 2009.  The Federal Reserve’s program to purchase Mortgage-Backed Securities could cause an increase in the price of Mortgage-Backed Securities, which could help the value of the assets in our portfolio but may negatively impact the net interest margin with respect to new Mortgage-Backed Securities we may purchase.

The size and timing of the U.S. Government’s Mortgage-Backed Securities purchase program is subject to the discretion of the Treasury and the Federal Reserve.  Purchases under these programs have already begun, but there is no certainty that they will continue.  It is possible that a change in the Treasury’s and the Federal Reserve’s commitment to purchase Mortgage-Backed Securities in the future could negatively affect the pricing of Mortgage-Backed Securities that we seek to acquire.  Given the highly fluid and evolving nature of events, it is unclear how our business may be impacted.  Further activity of the U.S. Government or market response to developments at Fannie Mae and Freddie Mac could adversely impact our business.

The Treasury could also stop providing credit support to Fannie Mae and Freddie Mac in the future.  The Treasury's authority to purchase Mortgage-Backed Securities and to provide financial support to Fannie Mae and Freddie Mac under the HERA expires on December 31, 2009.  The problems faced by Fannie Mae and Freddie Mac resulting in their being placed into federal conservatorship have stirred debate among some federal policy makers regarding the continued role of the U.S. Government in providing liquidity for mortgage loans.  Following expiration of the current authorization, each of Fannie Mae and Freddie Mac could be dissolved and the U.S. Government could determine to stop providing liquidity support of any kind to the mortgage market.  The future roles of Fannie Mae and Freddie Mac could be significantly reduced and the nature of their guarantee obligations could be considerably limited relative to historical measurements.  Any changes to the nature of their guarantee obligations could redefine what constitutes a Mortgage-Backed Securities and could have broad adverse implications for the market and our business, operations and financial condition.  If Fannie Mae or Freddie Mac were eliminated, or their structures were to change radically (i.e., limitation or removal of the guarantee obligation), we may be unable to acquire additional Mortgage-Backed Securities and our existing Mortgage-Backed Securities could be materially and adversely impacted.

We could be negatively affected in a number of ways depending on the manner in which related events unfold for Fannie Mae and Freddie Mac.  We rely on our Mortgage-Backed Securities as collateral for our financings under our repurchase agreements.  Any decline in their value, or perceived market uncertainty about their value, would make it more difficult for us to obtain financing on acceptable terms or at all, or to maintain our compliance with the terms of any financing transactions.  Further, the current credit support provided by the Treasury to Fannie Mae and Freddie Mac, and any additional credit support it may provide in the future, could have the effect of lowering the interest rates we expect to receive from Mortgage-Backed Securities, thereby tightening the spread between the interest we earn on our Mortgage-Backed Securities and the cost of financing those assets.  A reduction in the supply of Mortgage-Backed Securities could also negatively affect the pricing of Mortgage-Backed Securities by reducing the spread between the interest we earn on our portfolio of Mortgage-Backed Securities and our cost of financing that portfolio.

As indicated above, recent legislation has changed the relationship between Fannie Mae and Freddie Mac and the U.S. Government and requires Fannie Mae and Freddie Mac to reduce the amount of mortgage loans they own or for which they provide guarantees on Mortgage-Backed Securities.  Future legislation could further change the relationship between Fannie Mae and Freddie Mac and the U.S. Government, and could also nationalize or eliminate such entities entirely.  Any law affecting these GSEs may create market uncertainty and have the effect of reducing the actual or perceived credit quality of securities issued or guaranteed by Fannie Mae or Freddie Mac.  As a result, such laws could increase the risk of loss on investments in Mortgage-Backed Securities guaranteed by Fannie Mae and/or Freddie Mac.  It also is possible that such laws could adversely impact the market for such securities and spreads at which they trade.  All of the foregoing could materially and adversely affect our business, operations and financial condition.

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

The U.S.  Government's pressing for refinancing of certain loans may affect prepayment rates for mortgage loans in Mortgage-Backed Securities.

In addition to the increased pressure upon residential mortgage loan investors and servicers to engage in loss mitigation activities, the U.S. Government is pressing for refinancing of certain loans, and this encouragement may affect prepayment rates for mortgage loans in Mortgage-Backed Securities.  In connection with government-related securities, in February 2009 President Obama unveiled the Homeowner Affordability and Stability Plan, which, in part, calls upon Fannie Mae and Freddie Mac to loosen their eligibility criteria for the purchase of loans in order to provide access to low-cost refinancing for borrowers who are current on their mortgage payments but who cannot otherwise qualify to refinance at a lower market rate.  The major change was to permit an increase in the loan-to-value, or LTV, ratio of a refinancing loan eligible for sale up to 105%.  In July 2009, the FHFA authorized Fannie Mae and Freddie Mac to raise the present LTV ratio ceiling of 105% to 125%.  The charters governing the operations of Fannie Mae and Freddie Mac prohibit purchases of loans with loan to value ratios in excess of 80% unless the loans have mortgage insurance (or unless other types of credit enhancement are provided in accordance with the statutory requirements).  The FHFA, which regulates Fannie Mae and Freddie Mac, determined that new mortgage insurance will not be required on the refinancing if the applicable entity already owns the loan or guarantees the related Mortgage-Backed Securities.  Additionally, the Treasury reports that in some cases a new appraisal will not be necessary upon refinancing.  The Treasury estimates that up to 5,000,000 homeowners with loans owned or guaranteed by Fannie Mae or Freddie Mac may be eligible for this refinancing program, which is scheduled to terminate in June 2010.

The HERA authorized a voluntary FHA mortgage insurance program called HOPE for Homeowners, or H4H Program, designed to refinance certain delinquent borrowers into new FHA-insured loans.  The H4H Program targets delinquent borrowers under conventional mortgage loans, as well as under government-insured or -guaranteed mortgage loans, that were originated on or before January 1, 2008.  Holders of existing mortgage loans being refinanced under the H4H Program must accept a write-down of principal and waive all prepayment fees.  While the use of the program has been extremely limited to date, Congress continues to amend the program to encourage its use.  The H4H Program is effective through September 30, 2011.

To the extent these and other economic stabilization or stimulus efforts are successful in increasing prepayment speeds for residential mortgage loans, such as those in Mortgage-Backed Securities, that could potentially harm our income and operating results, particularly in connection with loans or Mortgage-Backed Securities purchased at a premium or our interest-only securities.

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

There can be no assurance that the actions of the U.S. Government, the Federal Reserve, the Treasury and other governmental and regulatory bodies for the purpose of stabilizing the financial markets, including the establishment of the TALF and the PPIP, or market response to those actions, will achieve the intended effect, that our business will benefit from these actions or that further government or market developments will not adversely impact us.

In response to the financial issues affecting the banking system and the financial markets and going concern threats to investment banks and other financial institutions, the U.S. Government, the Federal Reserve, the Treasury and other governmental and regulatory bodies have taken action to attempt to stabilize the financial markets.  Significant measures include the enactment of the Economic Stabilization Act of 2008, or the EESA, to, among other things, establish the Troubled Asset Relief Program, or the TARP; the enactment of the HERA, which established a new regulator for Fannie Mae and Freddie Mac; the establishment of the TALF; and the establishment of the PPIP.

There can be no assurance that the EESA, HERA, TALF, PPIP or other recent U.S. Government actions will have a beneficial impact on the financial markets, including on current extreme levels of volatility. To the extent the market does not respond favorably to these initiatives or these initiatives do not function as intended, our business may not receive the anticipated positive impact from the legislation. There can also be no assurance that we will be eligible to participate in any programs established by the U.S. Government such as the TALF or the PPIP or, if we are eligible, that we will be able to utilize them successfully or at all.  In addition, because the programs are designed, in part, to provide liquidity to restart the market for certain of our targeted assets, the establishment of these programs may result in increased competition for attractive opportunities in our targeted assets.  It is also possible that our competitors may utilize the programs which would provide them with attractive debt and equity capital funding from the U.S. Government. In addition, the U.S. Government, the Federal Reserve, the Treasury and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis. We cannot predict whether or when such actions may occur, and such actions could have a dramatic impact on our business, results of operations and financial condition.

We operate in a highly competitive market for investment opportunities and competition may limit our ability to acquire desirable investments in our target assets and could also affect the pricing of these securities.

We operate in a highly competitive market for investment opportunities.  Our profitability depends, in large part, on our ability to acquire our target assets at attractive prices. In acquiring our target assets, we will compete with a variety of institutional investors, including other REITs, specialty finance companies, public and private funds (including other funds managed by FIDAC), commercial and investment banks, commercial finance and insurance companies and other financial institutions. Many of our competitors are substantially larger and have considerably greater financial, technical, marketing and other resources than we do.  Several other REITs have recently raised, or are expected to raise, significant amounts of capital, and may have investment objectives that overlap with ours, which may create additional competition for investment opportunities. Some competitors may have a lower cost of funds and access to funding sources that may not be available to us, such as funding from the U.S. Government, if we are not eligible to participate in programs established by the U.S. Government. Many of our competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exemption from the Investment Company Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, competition for investments in our target assets may lead to the price of such assets increasing, which may further limit our ability to generate desired returns. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, desirable investments in our target assets may be limited in the future and we may not be able to take advantage of attractive investment opportunities from time to time, as we can provide no assurance that we will be able to identify and make investments that are consistent with our investment objectives. In addition, the Federal Reserve's program to purchase Mortgage-Backed Securities could cause an increase in the price of Mortgage-Backed Securities, which would negatively impact the net interest margin with respect to Mortgage-Backed Securities we expect to purchase.

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
Most of the investment securities we acquire are adjustable-rate securities.  This means that their interest rates may vary over time based upon changes in an objective index, such as:

•	LIBOR. The interest rate that banks in London offer for deposits in London of U.S. dollars.

•	Treasury Rate. A monthly or weekly average yield of benchmark Treasury securities, as published by the Federal Reserve Board.

•	CD Rate. The weekly average of secondary market interest rates on six-month negotiable certificates of deposit, as published by the Federal Reserve Board.

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

The current dislocation and weakness in the broader mortgage markets could adversely affect one or more of our potential lenders and could cause one or more of our potential lenders to be unwilling or unable to provide us with financing.  This could potentially increase our financing costs and reduce our liquidity.  If one or more major market participants fails or otherwise experiences a major liquidity crisis, as was the case for Bear Stearns & Co. in March 2008 and Lehman Brothers Holdings Inc. in September 2008, it could negatively impact the marketability of all fixed income securities, including Mortgage-Backed Securities and this could negatively impact the value of the securities we acquire, thus reducing our net book value.  Furthermore, if any of our potential lenders or any of our lenders are unwilling or unable to provide us with financing, we could be forced to sell our assets at an inopportune time when prices are depressed.

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

Because of our significant leverage, we may incur substantial losses if our borrowing costs increase. Our borrowing costs may increase for any of the following reasons:

•	short-term interest rates increase;

•	the market value of our investment securities decreases;

•	interest rate volatility increases; or

•	the availability of financing in the market decreases.

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

We use leverage as a strategy to increase the return to our investors.  However, we may not be able to achieve our desired leverage for any of the following reasons:

•	we determine that the leverage would expose us to excessive risk;

•	our lenders do not make funding available to us at acceptable rates; or

•	our lenders require that we provide additional collateral to cover our borrowings.

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
Our borrowing costs under repurchase agreements generally correspond to short-term interest rates such as LIBOR or a short-term Treasury index, plus or minus a margin.  The margins on these borrowings over or under short-term interest rates may vary depending upon:

•	the movement of interest rates;

•	the availability of financing in the market; or

•	the value and liquidity of our investment securities.

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
Our hedging strategies expose us to risks.

Our policies permit us to enter into interest rate swaps, caps and floors and other derivative transactions to help us mitigate our interest rate and prepayment risks described above.  We have used interest rate swaps and interest rate caps to provide a level of protection against interest rate risks, but no hedging strategy can protect us completely.  Interest rate hedging may fail to protect or could adversely affect us because, among other things: interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates; available interest rate hedges may not correspond directly with the interest rate risk for which protection is sought; and the duration of the hedge may not match the duration of the related liability.

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
Our use of derivatives may expose us to counterparty risks.

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

Even though to date we have only acquired mortgage-backed securities with an actual or implied "AAA" rating, pursuant to our capital investment policy, we have the ability to acquire securities of lower credit quality.  Under our policy:

•
75% of our investments must be comprised of high-quality mortgage-backed securities and short-term investments. High quality securities means securities that (1) are rated within one of the two highest rating categories by at least one of the nationally recognized rating agencies, (2) are unrated but are guaranteed by the United States government or an agency of the United States government, or (3) are unrated but we determine them to be of comparable quality to rated high-quality mortgage-backed securities; and

•
the remaining 25% of our total assets, may consist of other qualified REIT real estate assets which are unrated or rated less than high quality, but which are at least "investment grade" (rated "BBB" or better by S&P or the equivalent by another nationally recognized rating agency) or, if not rated, we determine them to be of comparable credit quality to an investment which is rated "BBB" or better.  In addition, we may directly or indirectly invest part of this remaining 25% of our assets in other types of securities, including without limitation, unrated debt, equity or derivate securities, to the extent consistent with our REIT qualification requirements.   The derivative securities in which we invest may include securities representing the right to receive interest only or a disproportionately large amount of interest, as well as inverse floaters, which may have imbedded leverage as part of their structural characteristics.

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

We are dependent on information systems and systems' failures could significantly disrupt our business

Our business is highly dependent on our communications and information systems.  Any failure or interruption of our systems could cause delays or other problems in our securities trading activities, which could have a material adverse effect on our operation and performance.

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

•	80% of the votes entitled to be cast by holders of outstanding voting shares; and

•
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

Maryland Control Share Acquisition Act

Maryland law provides that "control shares" of a Maryland corporation acquired in a "control share acquisition" have no voting rights except to the extent approved by a vote of the stockholders.  Two-thirds of the shares eligible to vote must vote in favor of granting the "control shares" voting rights.  "Control shares" are shares of stock that, taken together with all other shares of stock the acquirer previously acquired, would entitle the acquirer to exercise voting power in electing directors within one of the following ranges of voting power:

•	One-tenth or more but less than one third of all voting power;

•	One-third or more but less than a majority of all voting power; or

•	A majority or more of all voting power.

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

If voting rights are not approved at a meeting of stockholders then, subject to certain conditions and limitations, we may redeem any or all of the control shares (except those for which voting rights have previously been approved) for fair value.  We will determine the fair value of the shares, without regard to voting rights, as of the date of either:

•	the last control share acquisition; or

•	the meeting where stockholders considered and did not approve voting rights of the control shares.

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

REGULATORY RISKS

Loss of Investment Company Act exemption would adversely affect us

We intend to conduct our business so as not to become regulated as an investment company under the Investment Company Act. If we fail to qualify for this exemption, our ability to use leverage would be substantially reduced, and we would be unable to conduct our business.

We currently rely on the exemption from registration provided by Section 3(c)(5)(C) of the Investment Company Act.  Section 3(c)(5)(C), as interpreted by the staff of the SEC, requires us to invest at least 55% of our assets in "mortgages and other liens on and interest in real estate" (or Qualifying Real Estate Assets) and at least 80% of our assets in Qualifying Real Estate Assets plus real estate related assets.  The assets that we acquire, therefore, are limited by the provisions of the Investment Company Act and the rules and regulations promulgated under the Investment Company Act.  If the SEC determines that any of these securities are not qualifying interests in real estate or real estate related assets, adopts a contrary interpretation with respect to these securities or otherwise believes we do not satisfy the above exceptions, we could be required to restructure our activities or sell certain of our assets.  We may be required at times to adopt less efficient methods of financing certain of our mortgage assets and we may be precluded from acquiring certain types of higher yielding mortgage assets.  The net effect of these factors will be to lower our net interest income.  If we fail to qualify for exemption from registration as an investment company, our ability to use leverage would be substantially reduced, and we would not be able to conduct our business as described.  Our business will be materially and adversely affected if we fail to qualify for this exemption.

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

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The annual meeting of stockholders of Annaly Capital Management, Inc. was held on May 29, 2009.

(b)	All Class I director nominees were elected.

Director	Votes Received	Votes Withheld
Wellington Denahan-Norris	470,896,536	15,834,324
Michael Haylon	477,353,203	9,377,657
Donnell Segalas	474,539,145	12,191,715

The continuing directors of the Company are Michael A.J. Farrell, John Lambiase, Donnell A. Segalas, Kevin P. Brady and E. Wayne Nordberg.

In addition to the election of the Class I directors, the ratification of the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for 2009 was approved.

Proposals and Vote Tabulations
	Votes Cast
	For	Against	Abstain
Ratification of the appointment of independent registered public accounting firm for 2009	478,747,224	7,230,720	752,916

Item 6.  EXHIBITS

Exhibits:

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

EXHIBIT INDEX
Exhibit Number	Exhibit Description

3.1
Articles of Amendment and Restatement of the Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-32913) filed with the Securities and Exchange Commission on August 5, 1997).

3.2
Articles of Amendment of the Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-3 (Registration Statement 333-74618) filed with the Securities and Exchange Commission on June 12, 2002).

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

3.5
Form of Articles Supplementary designating the Registrant’s 7.875% Series A Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share (incorporated by reference to Exhibit 3.3 to the Registrant’s 8-A filed April 1, 2004).

3.6
Articles Supplementary of the Registrant’s designating an additional 2,750,000 shares of the Company’s 7.875% Series A Cumulative Redeemable Preferred Stock, as filed with the State Department of Assessments and Taxation of Maryland on October 15, 2004 (incorporated by reference to Exhibit 3.2 to the Registrant’s 8-K filed October 4, 2004).

3.7
Articles Supplementary designating the Registrant’s 6% Series B Cumulative Convertible Preferred Stock, liquidation preference $25.00 per share (incorporated by reference to Exhibit 3.1 to the Registrant’s 8-K filed April 10, 2006).

3.8
Bylaws of the Registrant, as amended (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-32913) filed with the Securities and Exchange Commission on August 5, 1997).

4.1
Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-32913) filed with the Securities and Exchange Commission on September 17, 1997).

4.2
Specimen Preferred Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-74618) filed with the Securities and Exchange Commission on December 5, 2001).

4.3	Specimen Series A Preferred Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement on Form 8-A filed with the SEC on April 1, 2004).
4.4	Specimen Series B Preferred Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 10, 2006).
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

32.2	Certification of Kathryn F. Fagan, Chief Financial Officer and Treasurer of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101.INS	XBRL Instance Document*
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document*
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
Exhibit 101.DEF	XBRL Additional Taxonomy Extension Definition Linkbase Document Created*
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*  Submitted electronically herewith.  Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition at June 30, 2009 (Unaudited) and December 31, 2008 (Derived from the audited consolidated statement of financial condition at December 31, 2008); (ii) Consolidated Statements of Operations and Comprehensive Income (Unaudited) for the quarters and six months ended June 30, 2009 and 2008; (iii) Consolidated Statement of Stockholders' Equity (Unaudited) for the quarters ended  March 31, 2009 and June 30, 2009; (iv) Consolidated Statements of Cash Flows (Unaudited) for the quarters and six months ended June 30, 2009 and 2008; and (v) Notes to Consolidated Financial Statements (Unaudited).  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANNALY CAPITAL MANAGEMENT, INC.

Dated: August 5, 2009	By: /s/ Michael A.J. Farrell
Michael A.J. Farrell
(Chairman of the Board, Chief Executive Officer,
President and authorized officer of registrant)

Dated: August 5, 2009	By: /s/ Kathryn F. Fagan
Kathryn F. Fagan
(Chief Financial Officer and Treasurer and
principal financial and chief accounting officer)