Form 10-Q
period 2009-09-30
ANNALY CAPITAL MANAGEMENT INC
filed 2009-11-05
CIK 1043219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  SEPTEMBER 30, 2009

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

   Yes ☒    No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☑ Accelerated filer  Non-accelerated filer  Smaller reporting company 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      No  ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Class	Outstanding at November 4, 2009
Common Stock, $.01 par value	552,778,531

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

FORM 10-Q

TABLE OF CONTENTS

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Consolidated Statements of Financial Condition at September 30, 2009 (Unaudited) and December 31, 2008 (Derived from the audited consolidated statement of financial condition at December 31, 2008)	1

Consolidated Statements of Operations and Comprehensive Income (Unaudited) for the quarters and nine months ended September 30, 2009 and 2008	2

Consolidated Statement of Stockholders’ Equity (Unaudited) for the nine months ended September 30, 2009	3

Consolidated Statements of Cash Flows (Unaudited) for the quarters and nine months ended September 30, 2009 and 2008	4

Notes to Consolidated Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3. Quantitative and Qualitative Disclosures about Market Risk	42

Item 4. Controls and Procedures	43

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	44

Item 1A. Risk Factors	44

Item 6. Exhibits	45

SIGNATURES	47

Part I
Item1.  Financial Statements
ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
SEPTEMBER 30, 2009 AND DECEMBER 31, 2008
 (dollars in thousands, except for share data)

	September 30, 2009 (Unaudited)	December 31, 2008(1)
ASSETS
Cash and cash equivalents	$1,723,341	$909,353
Reverse repurchase agreements with affiliates	226,264	562,119
Reverse repurchase agreements	100,000	-
Mortgage-Backed Securities, at fair value	66,837,761	55,046,995
Agency debentures, at fair value	625,615	598,945
Available for sale equity securities, at fair value	171,834	52,795
Investment in affiliate, equity method	67,906	-
Receivable for Mortgage-Backed Securities sold	-	75,546
Accrued interest and dividends receivable	332,861	282,532
Receivable from Prime Broker	16,886	16,886
Receivable for advisory and service fees	12,807	6,103
Intangible for customer relationships, net	10,791	12,380
Goodwill	27,917	27,917
Other assets	8,695	6,044
Total assets	$70,162,678	$57,597,615

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$55,842,840	$46,674,885
Payable for Investment Securities purchased	3,644,420	2,062,030
Accrued interest payable	97,693	199,985
Dividends payable	381,411	270,736
Accounts payable and other liabilities	37,991	8,380
Interest rate swaps, at fair value	788,065	1,102,285

Total liabilities	60,792,420	50,318,301

6.00% Series B Cumulative Convertible Preferred Stock: 4,600,000 shares authorized 2,604,614 and 3,963,525 shares issued and outstanding, respectively	63,114	96,042

Commitments and contingencies (Note 15)	-	-

Stockholders’ Equity:
7.875% Series A Cumulative Redeemable Preferred Stock: 7,412,500 shares authorized, issued and outstanding	177,088	177,088
Common stock: par value $.01 per share; 987,987,500 shares authorized, 552,778,531 and 541,475,366 issued and outstanding, respectively	5,528	5,415
Additional paid-in capital	7,811,356	7,633,438
Accumulated other comprehensive income	1,959,994	252,230
Accumulated deficit	(646,822)	(884,899)

Total stockholders’ equity	9,307,144	7,183,272

Total liabilities, Series B Cumulative Convertible Preferred Stock and stockholders’ equity	$70,162,678	$57,597,615

(1) Derived from the audited consolidated statement of financial condition at December 31, 2008.
See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(dollars in thousands, except per share amounts)
(Unaudited)

	For the Quarter Ended September 30, 2009	For the Quarter Ended September 30, 2008	For the Nine Months Ended September 30, 2009	For the Nine Months Ended September 30, 2008
Interest income	$744,523	$810,659	$2,170,939	$2,375,146
Interest expense	307,777	458,250	1,008,998	1,438,107
Net interest income	436,746	352,409	1,161,941	937,039
Other income:
Investment advisory and service fees	14,620	7,663	34,117	20,667
Gain (loss) on sale of Investment Securities	591	(1,066)	7,978	11,181
Income from trading securities	-	7,671	-	11,705
Dividend income from available-for-sale equity Securities	5,398	580	9,537	2,101
Unrealized (loss) gain on interest rate swaps	(128,687)	-	137,065	-
Loss on other-than-temporarily impaired securities	-	(31,834)	-	(31,834)
Total other (loss) income	(108,078)	(16,986)	188,697	13,820
Expenses:
Distribution fees	478	299	1,338	1,302
General and administrative expenses	33,344	25,455	93,272	76,665
Total expenses	33,822	25,754	94,610	77,967

Income before income taxes and noncontrolling interest	294,846	309,669	1,256,028	872,892

Income taxes	9,657	7,538	23,892	19,675

Net income	285,189	302,131	1,232,136	853,217

Noncontrolling interest	-	-	-	58

Net income attributable to controlling interest	285,189	302,131	1,232,136	853,159

Dividends on preferred stock	4,625	5,335	13,876	16,042

Net income available to common shareholders	$280,564	$296,796	$1,218,260	$837,117

Net income available per share to common shareholders-basic	$0.51	$0.55	$2.24	$1.69
Net income available per share to common shareholders-diluted	$0.51	$0.54	$2.22	$1.67

Weighted average number of common shares outstanding-basic	547,611,480	538,706,131	544,970,392	495,583,506
Weighted average number of common shares outstanding-diluted	553,376,285	547,882,488	550,913,871	504,609,331

Net income attributable to controlling interest	$285,189	$302,131	$1,232,136	$853,159
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	542,396	(200,513)	1,538,587	(511,958)
Unrealized gain on interest rate swaps	56,055	16,740	177,155	13,838
Reclassification adjustment for net gains (losses) included in net income	(591)	1,066	(7,978)	(11,181)
Other comprehensive income (loss)	597,860	(182,707)	1,707,764	(509,301)
Comprehensive income attributable to controlling interest	$883,049	$119,424	$2,939,900	$343,858
See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2009
 (dollars in thousands, except per share data)
(Unaudited)

	Preferred Stock	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
BALANCE, DECEMBER 31, 2008	$177,088	$5,415	$7,633,438	$252,230	$(884,899)	$7,183,272

Net income attributable to controlling interest	-	-	-	-	1,232,136	1,232,136
Other comprehensive income	-	-	-	1,707,764	-	1,707,764
Exercise of stock options and stock grants	-	1	1,042	-	-	1,043
Stock option expense and long-term compensation expense	-	-	2,871	-	-	2,871
Conversion of Series B Cumulative Convertible Preferred Stock	-	28	32,900	-	-	32,928
Net proceeds from direct purchase and dividend reinvestment	-	84	141,105	-	-	141,189
Preferred Series A dividends declared, $1.4766 per share	-	-	-	-	(10,945)	(10,945)
Preferred Series B dividends declared, $1.125 per share	-	-	-	-	(2,931)	(2,931)
Common dividends declared, $1.79 per share	-	-	-	-	(980,183)	(980,183)

BALANCE, SEPTEMBER 30, 2009	$177,088	$5,528	$7,811,356	$1,959,994	$(646,822)	$9,307,144

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	For the Quarter Ended September 30, 2009	For the Quarter Ended September 30, 2008	For the Nine Months Ended September 30, 2009	For the Nine Months Ended September 30, 2008
Cash flows from operating activities:
Net income	$285,189	$302,131	$1,232,136	$853,217
Adjustments to reconcile net income to net cash provided by operating activities:
Net income attributable to noncontrolling interest	-	-	-	(58)
Amortization of Mortgage-Backed Securities premiums and discounts, net	75,072	18,709	174,502	72,836
Amortization of intangibles	407	878	1,909	3,116
Amortization of trading securities premiums and discounts	-	-	-	(3)
(Gain) loss on sale of Investment Securities	(591)	1,066	(7,978)	(11,181)
Stock option and long-term compensation expense	938	846	2,871	1,685
Unrealized gain (loss) on interest rate swaps	128,687	-	(137,065)	-
Equity in investment with affiliate	11	-	11	-
Net realized gain on trading investments	-	(5,448)	-	(12,579)
Unrealized (appreciation) depreciation on trading investments	-	(1,784)	-	2,994
Loss on other-than-temporarily impaired securities	-	31,834	-	31,834
(Increase) decrease in accrued interest and dividends receivable	(25,357)	2,689	(47,542)	(29,661)
(Increase) decrease in other assets	(3,455)	614	(2,972)	1,941
Purchase of trading securities	-	(1,033)	-	(13,049)
Proceeds from sale of trading securities	-	21,061	-	30,986
Purchase of trading securities sold, not yet purchased	-	(16,258)	-	(22,290)
Proceeds from securities sold, not yet purchased	-	6,927	-	21,483
Decrease (increase) in advisory and service fees receivable	(2,768)	1,122	(6,704)	17
(Decrease) increase in interest payable	(4,968)	13,746	(102,291)	(89,247)
Increase (decrease) in accrued expenses and other liabilities	(2,124)	(10,240)	29,609	(10,303)
Proceeds from repurchase agreements from broker dealer	172,113,103	-	199,146,573	-
Payments on repurchase agreements from broker dealer	(167,933,399)	-	(191,536,573)	-
Proceeds from reverse repo from broker dealer	1,402,637	-	1,992,414	-
Payment on reverse repo from broker dealer	(1,528,392)	-	(2,165,602)	-
Net cash provided by operating activities	4,504,990	366,860	8,573,298	831,738
Cash flows from investing activities:
Purchase of Mortgage-Backed Securities	(8,805,661)	(4,056,829)	(20,472,665)	(21,312,583)
Proceeds from sale of Investment Securities	605,911	3,160,959	1,635,844	8,819,213
Principal payments of Mortgage-Backed Securities	4,016,331	1,761,680	10,031,023	7,091,400
Agency debentures called	-	-	602,000	(500,000)
Purchase of agency debentures	-		(623,361)
Proceeds from reverse repurchase agreements	5,040,667	-	6,052,222	-
Payments on reverse repurchase agreements	(5,070,260)	(569,693)	(5,643,179)	(619,657)
Purchase of available-for-sale equity securities from affiliate	-	-	(90,078)	-
Purchase of equity securities	(67,917)	-	(67,917)	-
Net cash used in investing activities	(4,280,929)	296,117	(8,576,111)	(6,521,627)
Cash flows from financing activities:
Proceeds from repurchase agreements	80,062,824	115,322,213	262,419,462	338,648,447
Principal payments on repurchase agreements	(79,726,618)	(116,086,118)	(260,861,509)	(333,619,249)
Proceeds from exercise of stock options	320	910	1,043	2,740
Proceeds from direct purchase and dividend reinvestment	141,189	22,628	141,189	93,675
Net proceeds from follow-on offerings	-	-	-	2,147,549
Net proceeds from ATM programs	-	-	-	71,832
Noncontrolling interest	-	-	-	(1,573)
Dividends paid	(331,233)	(301,533)	(883,384)	(673,678)
Net cash provided by financing activities	146,482	(1,041,900)	816,801	6,669,743
Net increase (decrease) in cash and cash equivalents	370,543	(378,923)	813,988	979,854

Cash and cash equivalents, beginning of period	1,352,798	1,462,737	909,353	103,960

Cash and cash equivalents, end of period	$1,723,341	$1,083,814	$1,723,341	$1,083,814

Supplemental disclosure of cash flow information:
Interest paid	$312,746	$444,504	$1,111,290	$1,527,353
Taxes paid	$9,616	$8,963	$29,264	$18,303
Noncash financing activities:
Net change in unrealized gain (loss) on available-for-sale securities and interest rate swaps, net of reclassification adjustment	$597,860	$(182,707)	$1,707,764	$(509,301)
Dividends declared, not yet paid	$381,411	$296,254	$381,411	$296,254
Noncash investing activities:
Receivable for Investment Securities sold	-	$2,446,342	-	$2,446,342
Payable for Investment Securities purchased	$3,644,420	$839,235	$3,644,420	$839,235

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERS ENDED SEPTEMBER 30, 2009 AND 2008

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

Reverse Repurchase Agreements - The Company may invest its daily available cash balances via reverse repurchase agreements to provide additional yield on its assets.  These investments will typically be recorded as short term investments and will generally mature daily.  Reverse repurchase agreements are recorded at cost and are collateralized by mortgage-backed securities pledged by the counterparty to the agreement.  Reverse repurchase agreements entered into by RCap are part of the subsidiary’s daily matched book trading activity.  These reverse repurchase agreements are recorded on trade date at the contract amount, are collateralized by mortgage backed securities and generally mature within 90 days.  Margin calls are made by RCap as appropriate based on the daily valuation of the underlying collateral versus the contract price.  RCap generates income from the spread between what is earned on the reverse repurchase agreements and what is paid on the matched repurchase agreements.   Cash flows related to RCap’s matched book activity are included in cash flows from operating activity.

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

The Company is required to classify its Investment Securities as either trading investments, available-for-sale investments or held-to-maturity investments.  Although the Company generally intends to hold most of its Investment Securities until maturity, it may, from time to time, sell any of its Investment Securities as part of its overall management of its portfolio.  Accordingly, the Company classifies all of its Investment Securities as available-for-sale.  All assets classified as available-for-sale are reported at estimated fair value, based on market prices from independent sources, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity.  The Company’s investment in Chimera Investment Corporation (“Chimera”) is accounted for as available-for-sale equity securities.  The Company’s investment in CreXus Investment Corp. (“CreXus”) is accounted for under the equity method.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  The Company determines if it (1) has the intent to sell the Investment Securities, (2) is more likely than not that it will be required to sell the securities before recovery, or (3) does not expect to recover the entire amortized cost basis of the Investment Securities.  Further, the security is analyzed for credit loss (the difference between the present value of cash flows expected to be collected and the amortized cost basis).  The credit loss, if any, will then be recognized in the statement of earnings, while the balance of impairment related to other factors will be recognized in other comprehensive income (“OCI”). For the quarters ended September 30, 2009 and 2008, the Company did not have unrealized losses on Investment Securities that were deemed other than temporary.

The estimated fair value of Investment Securities, available-for-sale equity securities, trading securities, trading securities sold, not yet purchased, receivable from prime broker and interest rate swaps is equal to their carrying value presented in the consolidated statements of financial condition.  Cash and cash equivalents, reverse repurchase agreements, accrued interest and dividends receivable, receivable for securities sold, receivable for advisory and service fees, repurchase agreements with maturities shorter than one year, payable for Investment Securities purchased, dividends payable, accounts payable and other liabilities, and accrued interest payable, generally approximates fair value at September 30, 2009 due to the short term nature of these financial instruments.  The estimated fair value of long term structured repurchase agreements is reflected in the Note 9 to the financial statements.

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

Derivative Financial Instruments/Hedging Activity - Prior to the fourth quarter of 2008, the Company designated interest rate swaps as cash flow hedges, whereby the swaps were recorded at fair value on the balance sheet as assets and liabilities with any changes in fair value recorded in OCI.  In a cash flow hedge, a swap would exactly match the pricing date of the relevant repurchase agreement.  Through the end of the third quarter of 2008 the Company continued to be able to effectively match the swaps with the repurchase agreements therefore entering into effective hedge transactions.  However, due to the volatility of the credit markets, it was no longer practical to match the pricing dates of both the swaps and the repurchase agreements.

As a result, the Company voluntarily discontinued hedge accounting after the third quarter of 2008 through a combination of de-designating previously defined hedge relationships and not designating new contracts as cash flow hedges.  The de-designation of cash flow hedges requires that the net derivative gain or loss related to the discontinued cash flow hedge should continue to be reported in accumulated OCI, unless it is probable that the forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter.  The Company continues to hold repurchase agreements in excess of swap contracts and has no indication that interest payments on the hedged repurchase agreements are in jeopardy of discontinuing.  Therefore, the deferred losses related to these derivatives that have been de-designated will not be recognized immediately and will remain in OCI. These losses are reclassified into earnings during the contractual terms of the swap agreements starting as of October 1, 2008.  Changes in the unrealized gains or losses on the interest rate swaps subsequent to September 30, 2008 are reflected in the Company’s statement of operations.

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

Market Risk - The current weakness in the broader mortgage market could adversely affect one or more of the Company’s lenders and could cause one or more of the Company’s lenders to be unwilling or unable to provide additional financing.  This could potentially increase the Company’s financing costs and reduce liquidity.  If one or more major market participants fails, it could negatively impact the marketability of all fixed income securities, including agency mortgage backed securities.  This could negatively impact the value of the securities in the Company’s portfolio, thus reducing its net book value.  Furthermore, if many of the Company’s lenders are unwilling or unable to provide additional financing, the Company could be forced to sell its Investment Securities at an inopportune time when prices are depressed.  Even with the current situation in the mortgage sector, the Company does not anticipate having difficulty converting its assets to cash or extending financing terms due to the fact that its Investment Securities have an actual or implied “AAA” rating and principal payment is guaranteed by Freddie Mac, Fannie Mae, or Ginnie Mae.

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

Cumulative Convertible Preferred Stock - The Series B Preferred Stock contains fundamental change provisions that allow the holder to redeem the Series B Preferred Stock for cash if certain events occur.  As redemption under these provisions is not solely within the Company’s control, the Company has classified the Series B Preferred Stock as temporary equity in the accompanying consolidated statements of financial condition.  The Company has analyzed whether the embedded conversion option should be bifurcated and has determined that bifurcation is not necessary.

Income Taxes - The Company has elected to be taxed as a REIT and intends to comply with the provisions of the Internal Revenue Code of 1986, as amended (the “Code”), with respect thereto.  Accordingly, the Company will not be subjected to federal income tax to the extent of its distributions to shareholders and as long as certain asset, income and stock ownership tests are met.  The Company and each of its subsidiaries, FIDAC, Merganser, and RCap, have made separate joint elections to treat each subsidiary as a taxable REIT subsidiary of the Company.  As such, each of the taxable REIT subsidiaries is taxable as a domestic C corporation and subject to federal, state, and local income taxes based upon its taxable income.

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

Goodwill and Intangible assets - The Company’s acquisitions of FIDAC and Merganser were accounted for using the purchase method. Under the purchase method, net assets and results of operations of acquired companies are included in the consolidated financial statements from the date of acquisition. In addition, the costs of FIDAC and Merganser were allocated to the assets acquired, including identifiable intangible assets, and the liabilities assumed based on their estimated fair values at the date of acquisition. The excess of purchase price over the fair value of the net assets acquired was recognized as goodwill.  Goodwill and intangible assets are periodically (but not less frequently than annually) reviewed for potential impairment.  Intangible assets with an estimated useful life are expected to amortize over a 10.6 year weighted average time period.  During the quarters and nine months ended September 30, 2009 and 2008, there were no impairment losses.

Stock Based Compensation - The Company is required to measure and recognize in the consolidated financial statements the compensation cost relating to share-based payment transactions.  The compensation cost should be reassessed based on the fair value of the equity instruments issued.

The Company recognizes compensation expense on a straight-line basis over the requisite service period for the entire award (that is, over the requisite service period of the last separately vesting portion of the award).  The Company estimated fair value using the Black-Scholes valuation model.

A Summary of Recent Accounting Pronouncements Follows:

General Principles

Generally Accepted Accounting Principles (ASC 105)

In June 2009, the Financial Accounting Standards Board (“FASB”) issued The Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (Codification) which revises the framework for selecting the accounting principles to be used in the preparation of financial statements that are presented in conformity with Generally Accepted Accounting Principles (“GAAP”).  The objective of the Codification is to establish the FASB Accounting Standards Codification (“ASC”) as the source of authoritative accounting principles recognized by the FASB.  Codification is effective for the Company for this September 30, 2009 Form 10-Q.  In adopting the Codification, all non-grandfathered, non-SEC accounting literature not included in the Codification is superseded and deemed non-authoritative.  Codification requires any references within the Company’s consolidated financial statements be modified from FASB issues to ASC.  However, in accordance with the FASB Accounting Standards Codification Notice to Constituents (v 2.0), the Company will not reference specific sections of the ASC but will use broad topic references.

The Company’s recent accounting pronouncements section has been reformatted to reflect the same organizational structure as the ASC.  Broad topic references will be updated with pending content as they are released.

Assets

Investments in Debt and Equity Securities (ASC 320)

New guidance was provided to make impairment guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments (“OTTI”) on debt and equity securities in financial statements.  This guidance was also the result of the Securities and Exchange Commission (“SEC”) mark-to-market study mandated under the Emergency Economic Stabilization Act of 2008 (“EESA”).  The SEC’s recommendation was to “evaluate the need for modifications (or the elimination) of current OTTI guidance to provide for a more uniform system of impairment testing standards for financial instruments.”  The guidance revises the OTTI evaluation methodology.  Previously the analytical focus was on whether the company had the “intent and ability to retain its investment in the debt security for a period of time sufficient to allow for any anticipated recovery in fair value”.   Now the focus is on whether the company (1) has the intent to sell the Investment Securities, (2) is more likely than not that it will be required to sell the Investment Securities before recovery, or (3) does not expect to recover the entire amortized cost basis of the Investment Securities.    Further, the security is analyzed for credit loss, (the difference between the present value of cash flows expected to be collected and the amortized cost basis).  The credit loss, if any, will then be recognized in the statement of operations, while the balance of impairment related to other factors will be recognized in OCI.  This guidance became effective for all of the Company’s interim and annual reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009 and the Company decided to early adopt.  For the quarter ended September 30, 2009, the Company did not have unrealized losses in Investment Securities that were deemed other-than-temporary.

Broad Transactions

Business Combinations (ASC 805)

This guidance establishes principles and requirements for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any noncontrolling interest in a business combination at their fair value at acquisition date. ASC 805 alters the treatment of acquisition-related costs, business combinations achieved in stages (referred to as a step acquisition), the treatment of gains from a bargain purchase, the recognition of contingencies in business combinations, the treatment of in-process research and development in a business combination as well as the treatment of recognizable deferred tax benefits. ASC 805 is effective for business combinations closed in fiscal years beginning after December 15, 2008 and is applicable to business acquisitions completed after January 1, 2009.  The Company did not make any business acquisitions during the quarter ended September 30, 2009. The adoption of ASC 805 did not have a material impact on the Company’s consolidated financial statements.

Consolidation (ASC 810)

On January 1, 2009, FASB amended the guidance concerning noncontrolling interests in consolidated financial statements, which requires the Company to make certain changes to the presentation of its financial statements. This guidance requires the Company to classify noncontrolling interests (previously referred to as “minority interest”) as part of consolidated net income and to include the accumulated amount of noncontrolling interests as part of stockholders’ equity. Similarly, in its presentation of stockholders’ equity, the Company distinguishes between equity amounts attributable to controlling interest and amounts attributable to the noncontrolling interests – previously classified as minority interest outside of stockholders’ equity. In addition to these financial reporting changes, this guidance provides for significant changes in accounting related to noncontrolling interests; specifically, increases and decreases in its controlling financial interests in consolidated subsidiaries will be reported in equity similar to treasury stock transactions. If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interests are re-measured with the gain or loss reported in net earnings.

Effective January 1, 2010, the consolidation standards will be amended. The amendment was intended to improve an organization’s variable interest entity reporting. It will require an analysis to determine whether an entity has a controlling financial interest in a variable interest entity. The analysis will be used to identify the primary beneficiary of a variable interest entity. The holder of the variable interest will be defined as the primary beneficiary if it has both the power to influence the entity’s significant economic activities and the obligation to absorb significant losses or receive significant benefits. The Company is evaluating the effect of the amendments on the financial statements.

Derivatives and Hedging (ASC 815)

Effective January 1, 2009 and adopted by the Company prospectively, the FASB issued additional guidance attempting  to improve the transparency of financial reporting by mandating the provision of additional information about how derivative and hedging activities affect an entity’s financial position, financial performance and cash flows.  This guidance changed the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosure about (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for, and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  To adhere to this guidance, qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts, gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements must be made.  This disclosure framework is intended to better convey the purpose of derivative use in terms of the risks that an entity is intending to manage.  The effect of the adoption of this guidance was an increase in footnote disclosures is discussed in Note 10.

Fair Value Measurements and Disclosures (ASC 820)

In response to the deterioration of the credit markets, FASB issued guidance clarifying how Fair Value Measurements should be applied when valuing securities in markets that are not active. The guidance provides an illustrative example, utilizing management’s internal cash flow and discount rate assumptions when relevant observable data do not exist.  It further clarifies how observable market information and market quotes should be considered when measuring fair value in an inactive market.   It reaffirms the notion of fair value as an exit price as of the measurement date and that fair value analysis is a transactional process and should not be broadly applied to a group of assets.  The guidance was effective upon issuance including prior periods for which financial statements had not been issued.  The implementation of this guidance did not have a material effect on the fair value of the Company’s assets as the Company continued using the methodologies used in previous quarters to value assets as defined under the original Fair Value standards.

In October 2008 the EESA was signed into law.  Section 133 of the EESA mandated that the SEC conduct a study on mark-to-market accounting standards.  The SEC provided its study to the U.S. Congress on December 30, 2008.  Part of the recommendations within the study indicated that “fair value requirements should be improved through development of application and best practices guidance for determining fair value in illiquid or inactive markets”.  As a result of this study and the recommendations therein, on April 9, 2009, the FASB issued additional guidance for determining fair value when the volume and level of activity for the asset or liability have significantly decreased when compared with normal market activity for the asset or liability (or similar assets or liabilities).  The guidance gives specific factors to evaluate if there has been a decrease in normal market activity and if so, provides a methodology to analyze transactions or quoted prices and make necessary adjustments to fair value.  The objective is to determine the point within a range of fair value estimates that is most representative of fair value under current market conditions.  This guidance became effective for the Company’s interim and annual reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009.  The adoption does not have a major impact on the manner in which the Company estimates fair value, nor does it have any impact on our financial statement disclosures.

In August 2009, FASB provided further guidance regarding the fair value measurement of liabilities.  The guidance states that a quoted price for the identical liability when traded as an asset in an active market is a Level 1 fair value measurement.  If the value must be adjusted for factors specific to the liability, then the adjustment to the quoted price of the asset shall render the fair value measurement of the liability a lower level measurement.  This guidance has no material effect on the fair valuation of the Company’s liabilities.

Financial Instruments (ASC 820-10-50)

On April 9, 2009, the FASB issued guidance which requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements.  The effective date of this guidance is for interim reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009.  The adoption did not have any impact on financial reporting as all financial instruments are currently reported at fair value in both interim and annual periods.

Subsequent Events (ASC 855)

ASC 855 provides general standards governing accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued.  ASC 855 also provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions occurring after the balance sheet date. The Company adopted effective June 30, 2009, and adoption had no impact on the Company’s consolidated financial statements. The Company evaluated subsequent events through November 4, 2009.

Transfers and Servicing (ASC 860-10-50)

In February 2008 FASB issued guidance addressing whether transactions where assets purchased from a particular counterparty and financed through a repurchase agreement with the same counterparty can be considered and accounted for as separate transactions, or are required to be considered “linked” transactions and may be considered derivatives.  This guidance requires purchases and subsequent financing through repurchase agreements be considered linked transactions unless all of the following conditions apply:  (1) the initial purchase and the use of repurchase agreements to finance the purchase are not contractually contingent upon each other; (2) the repurchase financing entered into between the parties provides full  recourse to the transferee and the repurchase price is fixed; (3) the financial assets are readily obtainable in the market; and (4) the financial instrument and the repurchase agreement are not coterminous.  This guidance was effective for the Company on January 1, 2009 and the implementation did not have a material effect on the financial statements of the Company.  The accounting standards governing the transfer and servicing of financial assets were amended in June 2009 effective beginning January 1, 2010.  The Company is currently assessing the effect the new standard will have on the financial statements.

2.           MORTGAGE-BACKED SECURITIES

The following tables present the Company’s available-for-sale Mortgage-Backed Securities portfolio as of September 30, 2009 and December 31, 2008 which were carried at their fair value:

September 30, 2009	Federal Home Loan Mortgage Corporation	Federal National Mortgage Association	Government National Mortgage Association	Total Mortgage-Backed Securities
	(dollars in thousands)
Mortgage-Backed
Securities, gross	$19,862,026	$42,822,517	$944,463	$63,629,006
Unamortized discount	(21,414)	(29,753)	(29)	(51,196)
Unamortized premium	272,910	881,744	23,656	1,178,310
Amortized cost	20,113,522	43,674,508	968,090	64,756,120

Gross unrealized gains	737,486	1,356,794	29,386	2,123,666
Gross unrealized losses	(15,688)	(26,287)	(50)	(42,025)

Estimated fair value	$20,835,320	$45,005,015	$997,426	$66,837,761
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(dollars in thousands)
Adjustable rate	$18,746,780	$589,585	$(39,789)	$19,296,576

Fixed rate	46,009,340	1,534,081	(2,236)	47,541,185

Total	$64,756,120	$2,123,666	$(42,025)	$66,837,761

December 31, 2008	Federal Home Loan Mortgage Corporation	Federal National Mortgage Association	Government National Mortgage Association	Total Mortgage-Backed Securities
	(dollars in thousands)
Mortgage-Backed
Securities, gross	$19,898,430	$32,749,123	$1,259,118	$53,906,671
Unamortized discount	(26,733)	(36,647)	(787)	(64,167)
Unamortized premium	212,354	381,433	25,694	619,481
Amortized cost	20,084,051	33,093,909	1,284,025	54,461,985

Gross unrealized gains	297,366	468,824	14,606	780,796
Gross unrealized losses	(71,195)	(123,443)	(1,148)	(195,786)

Estimated fair value	$20,310,222	$33,439,290	$1,297,483	$55,046,995

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(dollars in thousands)
Adjustable rate	$19,509,017	$287,249	$(178,599)	$19,617,667

Fixed rate	34,952,968	493,547	(17,187)	35,429,328

Total	$54,461,985	$780,796	$(195,786)	$55,046,995

Actual maturities of Mortgage-Backed Securities are generally shorter than stated contractual maturities because actual maturities of Mortgage-Backed Securities are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.  The following table summarizes the Company’s Mortgage-Backed Securities on September 30, 2009 and December 31, 2008, according to their estimated weighted-average life classifications:

	September 30, 2009		December 31, 2008
Weighted-Average Life	Fair Value	Amortized Cost	Fair Value	Amortized Cost
	(dollars in thousands)
Less than one year	$1,746,725	$1,744,718	$4,147,646	$4,181,282
Greater than one year and less than five years	56,633,038	54,859,994	37,494,312	37,102,706
Greater than or equal to five years	8,457,998	8,151,408	13,405,037	13,177,997

Total	$66,837,761	$64,756,120	$55,046,995	$54,461,985

        The weighted-average lives of the Mortgage-Backed Securities at September 30, 2009 and December 31, 2008 in the table above are based upon data provided through subscription-based financial information services, assuming constant principal prepayment rates to the reset date of each security.  The prepayment model considers current yield, forward yield, steepness of the yield curve, current mortgage rates, mortgage rate of the outstanding loans, loan age, margin and volatility.  The actual weighted average lives of the Mortgage-Backed Securities could be longer or shorter than estimated.

The following table presents the gross unrealized losses, and estimated fair value of the Company’s Mortgage-Backed Securities by length of time that such securities have been in a continuous unrealized loss position at September 30, 2009 and December 31, 2008.

	Unrealized Loss Position For: (dollars in thousands)
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
September 30, 2009	$765,877	$(2,331)	$3,172,043	$(39,694)	$3,937,920	$(42,025)

December 31, 2008	$4,631,897	$(65,790)	$4,267,448	$(129,996)	$8,899,345	$(195,786)

The decline in value of these securities is solely due to market conditions and not the quality of the assets.  All of the Mortgage-Backed Securities are “AAA” rated or carry an implied “AAA” rating.  At September 30, 2009, the Company does not consider these investments to be other-than-temporarily impaired because the Company currently does not have the intent to sell the Investment Securities and more likely than not, the Company will not be required to sell the Investment Securities before recovery of their amortized cost basis, which may be maturity.  Also, the Company is guaranteed payment of the principal amount of the securities by the government agency which created them.

The adjustable rate Mortgage-Backed Securities are limited by periodic caps (generally interest rate adjustments are limited to no more than 1% every nine months) and lifetime caps.  The weighted average lifetime cap was 10.1% at September 30, 2009 and 10.0% at December 31, 2008.

During the quarter and nine months ended September 30, 2009, the Company sold $194.3 million and $1.6 billion of Mortgage-Backed Securities, resulting in a realized gain of $591,000 and $8.0 million, respectively.  During the quarter and nine months ended September 30, 2008, the Company sold $2.1 billion and $6.2 billion of Mortgage-Backed Securities, resulting in a realized gain of $2.8 million and $12.2 million, respectively.

3.           AGENCY DEBENTURES

At September 30, 2009, the Company owned agency debentures with a carrying value of $625.6 million, including an unrealized gain of $2.2 million.  At December 31, 2008, the Company owned agency debentures with a carrying value of $598.9 million including an unrealized loss of $2.8 million.

4.           AVAILABLE FOR SALE EQUITY SECURITIES

All of the available-for-sale equity securities are shares of Chimera and are reported at fair value.  The Company owned approximately 45.0 million shares of Chimera at a fair value of approximately $171.8 million at September 30, 2009 and approximately 15.3 million shares of Chimera at fair value of approximately $52.8 million at December 31, 2008.  At September 30, 2009 and December 31, 2008, the investment in Chimera had an unrealized gain of $33.0 million and $4.0 million, respectively.  Chimera is externally managed by FIDAC pursuant to a management agreement. The quoted market value of the Company’s investment in CreXus was $64.2 million at September 30, 2009.

5.           INVESTMENT IN AFFILIATE, EQUITY METHOD

During the quarter ended September 30, 2009, the Company acquired 4,527,778 shares of CreXus Investment Corp. (“CreXus”) common stock at a price of $15.00 per share.  The Company owns 25% of CreXus and accounts for its investment using the equity method.  CreXus is externally managed by FIDAC pursuant to a management agreement. The quoted market value of the Company's investment in CreXus was $64.2 million at September 30, 2009.

6.           REVERSE REPURCHASE AGREEMENT

At September 30, 2009, and December 31, 2008, the Company had lent $153.1 million and $562.1 million, respectively, to Chimera in a weekly reverse repurchase agreement.  This amount is included in the principal amount which approximates fair value in the Company’s Statement of Financial Condition.  The interest rate at September 30, 2009 and December 31, 2008 was at the rate of 1.74% and 1.43%, respectively.  The collateral for this loan is mortgage-backed securities with a fair value of $216.9 million and $680.8 million at September 30, 2009, and December 31, 2008, respectively.

At September 30, 2009, RCap, in its ordinary course of business, financed though matched reverse repurchase agreements, at market rates, $73.2 million for a fund that is managed by FIDAC pursuant to a management agreement.  At September 30, 2009, RCap had an outstanding reverse repurchase agreement with a non-affiliate of $100.0 million.

7.           RECEIVABLE FROM PRIME BROKER

The net assets of the investment fund owned by the Company are subject to English bankruptcy law, which governs the administration of Lehman Brothers International (Europe) (“LBIE”), as well as the law of New York, which governs the contractual documents.  Until the Company’s contractual documents with LBIE are terminated, the value of the assets and liabilities in its account with LBIE will continue to fluctuate based on market movements.  The Company does not intend to terminate these contractual documents until LBIE's administrators have clarified the consequences of doing so. The Company has not received notice from LBIE's administrators that LBIE has terminated the documents.  LBIE’s administrators have advised the Company that they can provide no additional information about the account at this time.  As a result, the Company has recorded a receivable from LBIE based on the fair value of its account with LBIE as of September 15, 2008 of $16.9 million, which is the date of the last statement it received from LBIE on the account’s assets and liabilities.  The Company can provide no assurance, however, that it will recover all or any portion of these assets following completion of LBIE's administration (and any subsequent liquidation).   Based on the information known at September 30, 2009, a loss was not determined to be probable.  If additional information indicates otherwise and it is determined that the loss is probable, the estimated loss will be reflected in the statement of operations.

8.           FAIR VALUE MEASUREMENTS

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

Available for sale equity securities are valued based on quoted prices (unadjusted) in an active market.  Mortgage-Backed Securities and interest rate swaps are valued using quoted prices for similar assets and dealer quotes.  The dealer will incorporate common market pricing methods, including a spread measurement to the Treasury curve or interest rate swap curve as well as underlying characteristics of the particular security including coupon, periodic and life caps, rate reset period and expected life of the security.  Management ensures that current market conditions are represented.  Management compares similar market transactions and comparisons to a pricing model.  The Company’s financial assets and liabilities carried at fair value on a recurring basis are valued as follows:

	Level 1	Level 2	Level 3
	(dollars in thousands)
Assets:
Mortgage-Backed Securities	-	$66,837,761	-
Agency debentures	-	625,615	-
Available for sale equity securities	$171,834	-	-

Liabilities:
Interest rate swaps	-	$788,065	-

The classification of assets and liabilities by level remains unchanged at September 30, 2009, when compared to the previous quarter.

9.           REPURCHASE AGREEMENTS

The Company had outstanding $55.8 billion and $46.7 billion of repurchase agreements with weighted average borrowing rates of 2.15% and 4.08%, after giving effect to the Company’s interest rate swaps, and weighted average remaining maturities of 165 days and 238 days as of September 30, 2009 and December 31, 2008, respectively.  Investment Securities pledged as collateral under these repurchase agreements and interest rate swaps had an estimated fair value of $60.1 billion at September 30, 2009 and $51.8 billion at December 31, 2008.

At September 30, 2009 and December 31, 2008, the repurchase agreements had the following remaining maturities:

	September 30, 2009	December 31, 2008
	(dollars in thousands)
1 day	$6,010,000	$-
2 to 29 days	34,990,475	32,025,186
30 to 59 days	6,312,213	5,205,352
60 to 89 days	372,280	209,673
90 to 119 days	-	254,674
Over 120 days	8,157,872	8,980,000
Total	$55,842,840	$46,674,885

The Company did not have an amount at risk greater than 10% of the equity of the Company with any counterparty as of September 30, 2009 or December 31, 2008.

The Company has entered into long-term repurchase agreements which provide the counterparty with the right to call the balance prior to maturity date.  These repurchase agreements totaled $7.7 billion and the fair value of the option to call was ($412.8 million) at September 30, 2009.  These repurchase agreements totaled $8.1 billion and the fair value of the option to call was ($574.3 million) at December 31, 2008.  Management has determined that the call option is not required to be bifurcated as it is deemed clearly and closely related to the debt instrument, therefore the fair value of the option is not recorded in the consolidated financial statements.

The structured repurchase agreements are modeled and priced as pay fixed versus receive floating interest rate swaps whereby the fixed receiver has the option to cancel the swap after an initial lockout period. Therefore the structured repurchase agreements are priced as a combination of an interest rate swaps with an embedded call options.

10.       INTEREST RATE SWAPS

In connection with the Company’s interest rate risk management strategy, the Company hedges a portion of its interest rate risk by entering into derivative financial instrument contracts. As of September 30, 2009, such instruments are comprised of interest rate swaps, which in effect modify the cash flows on repurchase agreements. The use of interest rate swaps creates exposure to credit risk relating to potential losses that could be recognized if the counterparties to these instruments fail to perform their obligations under the contracts. In the event of a default by the counterparty, the Company could have difficulty obtaining its Mortgage-Backed Securities pledged as collateral for swaps.  The Company does not anticipate any defaults by its counterparties.

The Company’s swaps are used to lock in the fixed rate related to a portion of its current and anticipated future 30-day term repurchase agreements.

The location and fair value of derivative instruments reported in the Consolidated Statement of Financial Position as of September 30, 2009 are as follows:

	Location on Statement of Financial Condition	Notional Amount (dollars in thousands)	Net Estimated Fair Value/Carrying Value (dollars in thousands)

September 30, 2009	Liabilities	$20,641,750	$788,065

The effect of derivatives on the Statement of Operations and Comprehensive Income is as follows:

	Location on Statement of Operations and Comprehensive Income
	Interest Expense	Unrealized Loss on Interest Rate Swaps
	(dollars in thousands)
For the Quarter Ended September 30, 2009	$183,124	$(128,687)

The weighted average pay rate at September 30, 2009 was 3.98% and the weighted average receive rate was 0.28%.

11.	PREFERRED STOCK AND COMMON STOCK

(A)  Common Stock Issuances

During the quarter and nine months ended September 30, 2009, 33,450 and 97,712 options were exercised under the Long-Term Stock Incentive Plan, or Incentive Plan, for an aggregate exercise price of $320,000 and $1.0 million.  During the nine months ended September 30, 2009, 7,550 shares of restricted stock were issued under the Incentive Plan.  During the quarter and nine months ended September 30, 2009, 200 and 1.4 million shares of Series B Preferred Stock were converted into 438 and 2.8 million shares of common stock, respectively.

During the quarter and nine months ended September 30, 2009, the Company raised $141.2 million by issuing 8.4 million shares, through the Direct Purchase and Dividend Reinvestment Program.

During the quarter and nine months ended September 30, 2008, 102,625 and 289,842 options were exercised under the Incentive Plan for an aggregate exercise price of $910,000 and $2.7 million respectively.

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

During the quarter and nine months ended September 30, 2008, 102,625 and 289,842 options were exercised under the Incentive Plan for an aggregate exercise price of $910,000 and $2.7 million, respectively.

On August 3, 2006, the Company entered into an ATM Equity Offering(sm) Sales Agreement with Merrill Lynch & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, relating to the sale of shares of the Company’s common stock from time to time through Merrill Lynch. Sales of the shares, if any, are made by means of ordinary brokers' transaction on the New York Stock Exchange. During the quarter and nine month ended September 30, 2009, the Company did not issue shares pursuant to this program.  During the year ended December 31, 2008, 588,000 shares of the Company’s common stock were issued pursuant to this program, totaling $11.5 million in net proceeds.

On August 3, 2006, the Company entered into an ATM Equity Sales Agreement with UBS Securities LLC, relating to the sale of shares of the Company’s common stock from time to time through UBS Securities. Sales of the shares, if any, will be made by means of ordinary brokers' transaction on the New York Stock Exchange. During the quarter and nine months ended September 30, 2009, the Company did not issue shares pursuant to this program.  During the year ended December 31, 2008, 3.8 million shares of the Company’s common stock were issued pursuant to this program, totaling $60.3 million in net proceeds.

(B) Preferred Stock

At September 30, 2009 and December 31, 2008, the Company had issued and outstanding 7,412,500 shares of Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”), with a par value $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The Series A Preferred Stock must be paid a dividend at a rate of 7.875% per year on the $25.00 liquidation preference before the common stock is entitled to receive any dividends. The Series A Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not declared) exclusively at the Company's option commencing on April 5, 2009 (subject to the Company's right under limited circumstances to redeem the Series A Preferred Stock earlier in order to preserve its qualification as a REIT). The Series A Preferred Stock is senior to the Company's common stock and is on parity with the Series B Preferred Stock with respect to dividends and distributions, including distributions upon liquidation, dissolution or winding up. The Series A Preferred Stock generally does not have any voting rights, except if the Company fails to pay dividends on the Series A Preferred Stock for six or more quarterly periods (whether or not consecutive). Under such circumstances, the Series A Preferred Stock, together with the Series B Preferred Stock, will be entitled to vote to elect two additional directors to the Board, until all unpaid dividends have been paid or declared and set apart for payment. In addition, certain material and adverse changes to the terms of the Series A Preferred Stock cannot be made without the affirmative vote of holders of at least two-thirds of the outstanding shares of Series A Preferred Stock and Series B Preferred Stock. Through September 30, 2009, the Company had declared and paid all required quarterly dividends on the Series A Preferred Stock.

At September 30, 2009 and December 31, 2008, the Company had issued and outstanding 2,604,614 and 3,963,525 shares, respectively, of Series B Cumulative Convertible Preferred Stock (“Series B Preferred Stock”), with a par value $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The Series B Preferred Stock must be paid a dividend at a rate of 6% per year on the $25.00 liquidation preference before the common stock is entitled to receive any dividends.  The Series B Preferred Stock is not redeemable. The Series B Preferred Stock is convertible into shares of common stock at a conversion rate that adjusts from time to time upon the occurrence of certain events, including if the Company distributes to its common shareholders in any calendar quarter cash dividends in excess of $0.11 per share. Initially, the conversion rate was 1.7730 shares of common shares per $25 liquidation preference.   At September 30, 2009 and December 31, 2008, the conversion ratio was 2.2640 and 2.0650 shares of common stock, respectively, per $25 liquidation preference.  Commencing April 5, 2011, the Company has the right in certain circumstances to convert each Series B Preferred Stock into a number of common shares based upon the then prevailing conversion rate. The Series B Preferred Stock is also convertible into common shares at the option of the Series B preferred shareholder at anytime at the then prevailing conversion rate. The Series B Preferred Stock is senior to the Company's common stock and is on parity with the Series A Preferred Stock with respect to dividends and distributions, including distributions upon liquidation, dissolution or winding up. The Series B Preferred Stock generally does not have any voting rights, except if the Company fails to pay dividends on the Series B Preferred Stock for six or more quarterly periods (whether or not consecutive). Under such circumstances, the Series B Preferred Stock, together with the Series A Preferred Stock, will be entitled to vote to elect two additional directors to the Board, until all unpaid dividends have been paid or declared and set apart for payment. In addition, certain material and adverse changes to the terms of the Series B Preferred Stock cannot be made without the affirmative vote of holders of at least two-thirds of the outstanding shares of Series B Preferred Stock and Series A Preferred Stock. Through September 30, 2009, the Company had declared and paid all required quarterly dividends on the Series B Preferred Stock.  During the quarter and nine months ended September 30, 2009, 200 and 1.4 million shares of Series B Preferred Stock were converted into 438 and 2.8 million shares of common stock, respectively.  During the year ended December 31, 2008, 636,475 shares of series B Preferred Stock were converted into 1.3 million shares of common stock.

(C) Distributions to Shareholders

During the quarter ended September 30, 2009, the Company declared dividends to common shareholders totaling $381.4 million or $0.69 per share, which were paid to shareholders on October 29, 2009.  During the nine months ended September 30, 2009, the Company declared dividends to common shareholders totaling $980.2 million, or $1.79 per share.  During the quarter and nine months ended September 30, 2009, the Company declared dividends to Series A Preferred shareholders totaling approximately $3.6 million or $0.492188 per share and $10.9 million or $1.476564 per share, respectively, and Series B shareholders totaling approximately $977,000 or $0.375 per share and $2.9 million or $1.125 per share, respectively.

12.           NET INCOME PER COMMON SHARE

The following table presents a reconciliation of the net income and shares used in calculating basic and diluted earnings per share for the quarters and nine months ended September 30, 2009 and 2008.

	For the Quarters Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Net income attributable to controlling interest	$285,189	$302,131	$1,232,136	$853,159
Less: Preferred stock dividends	4,625	5,335	13,876	16,042
Net income available to common shareholders, prior to adjustment for Series B dividends, if necessary	$280,564	$296,796	$1,218,260	$837,117
Add: Preferred Series B dividends, if Series B shares are dilutive	977	1,686	2,930	5,097
Net income available to common shareholders, as adjusted	$281,541	$298,482	$1,221,190	$842,214
Weighted average shares of common stock outstanding- basic	547,611	538,706	544,970	495,584
Add: Effect of dilutive stock options and
Series B Cumulative Convertible Preferred Stock	5,765	9,176	5,944	9,025
Weighted average shares of common stock outstanding- diluted	553,376	547,882	550,914	504,609

Options to purchase 1.1 million and 4.5 million shares of common stock were outstanding and considered anti-dilutive as their exercise price exceeded the average stock price for the quarter and nine months ended September 30, 2009, respectively.  Options to purchase 4.5 million and 1.8 million shares of common stock were outstanding and considered anti-dilutive as their exercise price exceeded the average stock price for the quarter and nine months ended September 30, 2008, respectively.

13.         LONG-TERM STOCK INCENTIVE PLAN

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

	For the Nine Months Ended
	September 30, 2009		September 30, 2008
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding at the beginning of period	5,180,164	$15.87	3,437,267	$15.23
Granted	2,537,000	13.26	2,043,700	16.02
Exercised	(97,712)	10.67	(289,842)	9.45
Forfeited	(10,000)	15.61	(2,550)	15.84
Expired	(11,250)	17.32	(5,010)	20.70
Options outstanding at the end of period	7,598,202	$15.06	5,183,565	$15.86
Options exercisable at the end of period	2,196,377	$16.23	2,123,365	$16.35

The weighted average remaining contractual term was approximately 7.8 years for stock options outstanding and approximately 5.1 years for stock options exercisable as of September 30, 2009.  As of September 30, 2009, there was approximately $14.4 million of total unrecognized compensation cost related to nonvested share-based compensation awards.  That cost is expected to be recognized over a weighted average period of 3.2 years.

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

During the nine months ended September 30, 2009, the Company granted 7,550 shares of restricted common stock to certain of its employees.  As of September 30, 2009, 5,663 of these restricted shares were unvested and subject to forfeiture.  During the year ended December 31, 2008, the Company granted 7,000 shares of restricted common stock to certain of its employees.  As of September 30, 2009, 3,400 of these restricted shares were unvested and subject to forfeiture.

14.        INCOME TAXES

As a REIT, the Company is not subject to federal income tax on earnings distributed to its shareholders. Most states recognize REIT status as well. The Company has decided to distribute the majority of its income and retain a portion of the permanent difference between book and taxable income arising from Section 162(m) of the Code pertaining to employee remuneration.

During the quarter and nine months ended September 30, 2009, the Company’s taxable REIT subsidiaries recorded $3.3 million and $5.4 million of income tax expense for income attributable to those subsidiaries, and the portion of earnings retained based on Code Section 162(m) limitations.  During the quarter and nine months ended September 30, 2009, the Company recorded $6.4 million and $18.5 million of income tax expense for a portion of earnings retained based on Section 162(m) limitations.

During the quarter and nine months ended September 30, 2008, FIDAC, a taxable REIT subsidiary, recorded $1.7 and $3.3 million, respectively, of income tax expense for income and for the portion of earnings retained based on Code Section 162(m) limitations.  During the quarter and nine months ended September 30, 2008, the Company recorded $5.8 million and $16.4 million, respectively, of income tax expense for a portion of earnings retained based on Section 162(m) limitations.

The Company’s effective tax rate was 53% for the nine months ended September 30, 2009 and 2008, respectively using the Company’s taxable income.  These rates differed from the federal statutory rate as a result of state and local taxes and permanent difference pertaining to employee remuneration as discussed above.  The amount is applied to the amount of estimated REIT taxable income retained (if any, and only up to 10% of ordinary income as all capital gain income is distributed) and to taxable income earned at the taxable subsidiaries.  Thus, as a REIT, the Company’s effective tax rate is significantly less as it is allowed to deduct dividend distributions.

In general, common stock cash dividends declared by the Company will be considered ordinary income to stockholders for income tax purposes. From time to time, a portion of the Company’s dividends may be characterized as capital gains or return of capital. During the quarter ended September 30, 2009, all of the income distributed in the form of dividends was characterized as ordinary income.

15.           LEASE COMMITMENTS AND CONTINGENCIES

The Company has a non-cancelable lease for office space, which commenced in May 2002 and was to expire in December 2009. The Company amended this lease to increase the amount of space it leases and extended it to December 2015.  Merganser has a non-cancelable lease for office space, which commenced on May 2003 and expires in May 2014.  The Company’s aggregate future minimum lease payments total $10.7 million.   The following table details the lease payments, net of sub-lease receipts.

Year Ending December	Lease Commitment	Sublease Income	Net Amount
	(dollars in thousands)
2009 (remaining)	$584	$100	$484
2010	2,049	56	1,993
2011	2,120	-	2,120
2012	2,130	-	2,130
2013	2,170	-	2,170
Thereafter	1,677	-	1,677
	$10,730	$156	$10,574

From time to time, the Company is involved in various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company’s consolidated financial statements and therefore no accrual is required as of September 30, 2009 and December 31, 2008.

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

16.     INTEREST RATE RISK

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

The Company seeks to manage the extent to which net income changes as a function of changes in interest rates by matching adjustable-rate assets with variable-rate borrowings.  The Company may seek to mitigate the potential impact on net income of periodic and lifetime coupon adjustment restrictions in the portfolio of Investment Securities by entering into interest rate agreements such as interest rate caps and interest rate swaps. As of September 30, 2009, the Company had entered into interest rate swaps to pay a fixed rate and receive a floating rate of interest, with a total notional amount of $20.6 billion.

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

17.           RELATED PARTY TRANSACTIONS

During the quarter ended September 30, 2009, the Company acquired 4,527,778 shares of CreXus common stock at a price of $15.00 per share.  The Company owns 25% of CreXus and accounts for its investment using the equity method.  CreXus is externally managed by FIDAC pursuant to a management agreement.

At September 30, 2009 and December 31, 2008, the Company had lent $153.1 million and $562.1 million, respectively, to Chimera pursuant to a reverse repurchase agreement.  This amount is included at the principal amount which approximates fair value in the Company’s Statement of Financial Condition.  The agreement is callable by the Company on a weekly basis.  The interest rate at September 30, 2009 and December 31, 2008 was at the market rate of 1.74% and 1.43%, respectively.  The collateral for this loan is mortgage-backed securities with a fair value of $216.9 million and $680.8 million at September 30, 2009 and December 31, 2008, respectively.

At September 30, 2009, the Company had $7.1 billion of repurchase agreements outstanding with RCap.  The weighted average interest rate is 0.47% and the terms are one to two months.  These agreements are collateralized by agency mortgage backed securities, with an estimated market value of $7.4 billion.

At September 30, 2009, RCap, in its ordinary course of business, financed through matched repurchase agreements, at market rates, $73.2 million for a fund that is managed by FIDAC.

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

The results of our operations are affected by various factors, many of which are beyond our control.  Our results of operations primarily depend on, among other things, our net interest income, the market value of our assets and the supply of and demand for such assets. Our net interest income, which reflects the amortization of purchase premiums and accretion of discounts, varies primarily as a result of changes in interest rates, borrowing costs and prepayment speeds, the behavior of which involves various risks and uncertainties. Prepayment speeds, as reflected by the Constant Prepayment Rate, or CPR, and interest rates vary according to the type of investment, conditions in financial markets, competition and other factors, none of which can be predicted with any certainty. In general, as prepayment speeds on our Mortgage-Backed Securities portfolio increase, related purchase premium amortization increases, thereby reducing the net yield on such assets.  The CPR on our Mortgage-Backed Securities portfolio averaged 21% and 11% for the quarters ended September 30, 2009 and 2008, respectively.  Since changes in interest rates may significantly affect our activities, our operating results depend, in large part, upon our ability to effectively manage interest rate risks and prepayment risks while maintaining our status as a REIT.

The table below provides quarterly information regarding our average balances, interest income, yield on assets, average repurchase agreement balances, interest expense, cost of funds, net interest income and net interest rate spreads for the quarterly periods presented.

	Average Investment Securities Held (1)	Total Interest Income	Yield on Average Investment Securities	Average Balance of Repurchase Agreements	Interest Expense	Average Cost of Funds	Net Interest Income	Net Interest Rate Spread
	(ratios for the quarters have been annualized, dollars in thousands)
Quarter Ended September30, 2009	$60,905,025	$744,523	4.89%	$54,914,435	$307,777	2.24%	$436,746	2.65%
Quarter Ended June 30, 2009	$56,420,189	$710,401	5.04%	$50,114,663	$322,596	2.57%	$387,805	2.47%
Quarter Ended March 31, 2009	$54,763,268	$716,015	5.23%	$48,497,444	$378,625	3.12%	$337,390	2.11%
Quarter Ended December 31, 2008	$53,838,665	$740,282	5.50%	$47,581,332	$450,805	3.79%	$289,477	1.71%
Quarter Ended September 30, 2008	$57,694,277	$810,659	5.62%	$51,740,645	$458,250	3.54%	$352,409	2.08%
Quarter Ended June 30, 2008	$56,197,550	$773,359	5.50%	$50,359,825	$442,251	3.51%	$331,108	1.99%
Quarter Ended March 31, 2008	$56,119,584	$791,128	5.64%	$51,399,101	$537,606	4.18%	$253,522	1.46%
(1) Does not reflect unrealized gains/(losses).

The following table presents the CPR experienced on our Mortgage-Backed Securities portfolio, on an annualized basis, for the quarterly periods presented.

Quarter Ended	CPR
September 30, 2009	21%
June 30, 2009	19%
March 31, 2009	16%
December 31, 2008	10%
September 30, 2008	11%

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

Recent Developments

The liquidity crisis which commenced in August 2007 continues through the third quarter of 2009.  During this period of market dislocation, fiscal and monetary policymakers have established new liquidity facilities for primary dealers and commercial banks, reduced short-term interest rates, and passed legislation that is intended to address the challenges of mortgage borrowers and lenders. This legislation, the Housing and Economic Recovery Act of 2008, seeks to forestall home foreclosures for distressed borrowers and assist communities with foreclosure problems. Although these aggressive steps are intended to protect and support the US housing and mortgage market, we continue to operate under very difficult market conditions.

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

In addition, on March 23, 2009 the government announced that the Treasury in conjunction with the Federal Deposit Insurance Corporation, or FDIC, and the Federal Reserve, would create the Public-Private Investment Program, or PPIP. The PPIP aims to recreate a market for specific illiquid residential and commercial loans and securities through a number of joint public and private investment funds. The PPIP is designed to draw new private capital into the market for these securities and loans by providing government equity co-investment and attractive public financing.   As these programs are still in early stages of operations, it is not possible for us to predict how these programs will impact our business.

There can be no assurance that the EESA, TALF, PPIP or other policy initiatives will have a beneficial impact on the financial markets, including current extreme levels of volatility.  We cannot predict whether or when such actions may occur or what impact, if any, such actions could have on our business, results of operations and financial condition.

The liquidity crisis could adversely affect one or more of our lenders and could cause one or more of our lenders to be unwilling or unable to provide us with additional financing.  This could potentially increase our financing costs and reduce liquidity.  If one or more major market participants fails, it could negatively impact the marketability of all fixed income securities, including agency mortgage securities, and this could negatively impact the value of the securities in our portfolio, thus reducing its net book value.  Furthermore, if many of our lenders are unwilling or unable to provide us with additional financing, we could be forced to sell our Investment Securities at an inopportune time when prices are depressed.  Even with the current situation in the mortgage sector we do not anticipate having difficulty converting our assets to cash or extending financing, due to the fact that our investment securities have an actual or implied “AAA” rating and principal payment is guaranteed.

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

Fair Value of Investment Securities:  All assets classified as available-for-sale are reported at fair value, based on market prices.   Although we generally intend to hold most of our Investment Securities until maturity, we may, from time to time, sell any of our Investment Securities as part our overall management of our portfolio.  Accordingly, we are required to classify all of our Investment Securities as available-for-sale.  Our policy is to obtain fair values from independent sources.  Fair values from independent sources are compared to internal prices for reasonableness.  Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  The determination of whether a security is other-than-temporarily impaired involves judgments and assumptions based on subjective and objective factors.  Consideration is given to (1) our intent to sell the Investment Securities, (2) whether it is more likely than not that we will be required to sell the Investment Securities before recovery, or (3) whether we do not expect to recover the entire amortized cost basis of the Investment Securities.  Further, the security is analyzed for credit loss (the difference between the present value of cash flows expected to be collected and the amortized cost basis).  The credit loss, if any, will then be recognized in the statement of earnings, while the balance of impairment related to other factors will be recognized in other comprehensive income (“OCI”).

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

Derivative Financial Instruments/Hedging Activity - Prior to the fourth quarter of 2008, we designated interest rate swaps as cash flow hedges, whereby the swaps were recorded at fair value on our balance sheet as assets and liabilities with any changes in fair value recorded in OCI.  In a cash flow hedge, a swap would exactly match the pricing date of the relevant repurchase agreement.  Through the end of the third quarter of 2008 we continued to be able to effectively match the swaps with the repurchase agreements therefore entering into effective hedge transactions.  However, due to the volatility of the credit markets, it is no longer practical to match the pricing dates of both the swaps and the repurchase agreements.

As a result, we voluntarily discontinued hedge accounting after the third quarter of 2008 through a combination of de-designating previously defined hedge relationships and not designating new contracts as cash flow hedges.  The de-designation of cash flow hedges requires that the net derivative gain or loss related to the discontinued cash flow hedge should continue to be reported in accumulated OCI, unless it is probable that the forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter.  We continue to hold repurchase agreements in excess of swap contracts and have no indication that interest payments on the hedged repurchase agreements are in jeopardy of discontinuing.  Therefore, the deferred losses related to these derivatives that have been de-designated will not be recognized immediately and will remain in OCI. These losses are reclassified into earnings during the contractual terms of the swap agreements starting as of October 1, 2008.  Changes in the unrealized gains or losses on the interest rate swaps subsequent to September 30, 2008 are reflected in our statement of operations.

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

Recent Accounting Pronouncements:

General Principles

Generally Accepted Accounting Principles (ASC 105)

In June 2009, the Financial Accounting Standards Board (“FASB”) issued The Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (Codification) which revises the framework for selecting the accounting principles to be used in the preparation of financial statements that are presented in conformity with Generally Accepted Accounting Principles (“GAAP”).  The objective of the Codification is to establish the FASB Accounting Standards Codification (“ASC”) as the source of authoritative accounting principles recognized by the FASB.  Codification is effective September 30, 2009.  In adopting the Codification, all non-grandfathered, non-SEC accounting literature not included in the Codification is superseded and deemed non-authoritative.  Codification requires any references within the consolidated financial statements be modified from FASB issues to ASC.  However, in accordance with the FASB Accounting Standards Codification Notice to Constituents (v 2.0), we  will not reference specific sections of the ASC but will use broad topic references.

Our recent accounting pronouncements section has been reformatted to reflect the same organizational structure as the ASC.  Broad topic references will be updated with pending content as they are released.

Assets

Investments in Debt and Equity Securities (ASC 320)

New guidance was provided to make impairment guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments (“OTTI”) on debt and equity securities in financial statements.  This guidance was also the result of the Securities and Exchange Commission (“SEC”) mark-to-market study mandated under the Emergency Economic Stabilization Act of 2008 (“EESA”).  The SEC’s recommendation was to “evaluate the need for modifications (or the elimination) of current OTTI guidance to provide for a more uniform system of impairment testing standards for financial instruments”.  The guidance revises the OTTI evaluation methodology.  Previously the analytical focus was on whether the we had the “intent and ability to retain its investment in the debt security for a period of time sufficient to allow for any anticipated recovery in fair value”.   Now the focus is on whether we have (1) the intent to sell the Investment Securities, (2) it is more likely than not that it will be required to sell the Investment Securities before recovery, or (3) it does not expect to recover the entire amortized cost basis of the Investment Securities.    Further, the security is analyzed for credit loss, (the difference between the present value of cash flows expected to be collected and the amortized cost basis).  The credit loss, if any, will then be recognized in the statement of operations, while the balance of impairment related to other factors will be recognized in Other Comprehensive Income.  This guidance became effective for all interim and annual reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009 and we decided to early adopt.  For the quarter ended September 30, 2009, we did not have unrealized losses in Investment Securities that were deemed other-than-temporary.

Broad Transactions

Business Combinations (ASC 805)

This guidance establishes principles and requirements for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any noncontrolling interest in a business combination at their fair value at acquisition date. ASC 805 alters the treatment of acquisition-related costs, business combinations achieved in stages (referred to as a step acquisition), the treatment of gains from a bargain purchase, the recognition of contingencies in business combinations, the treatment of in-process research and development in a business combination as well as the treatment of recognizable deferred tax benefits. ASC 805 is effective for business combinations closed in fiscal years beginning after December 15, 2008 and is applicable to business acquisitions completed after January 1, 2009.  We did not make any business acquisitions during the quarter ended September 30, 2009. The adoption of ASC 805 did not have a material impact on our consolidated financial statements.

Consolidation (ASC 810)

On January 1, 2009, FASB amended the guidance concerning noncontrolling interests in consolidated financial statements, which requires us to make certain changes to the presentation of its financial statements. This guidance requires us to classify noncontrolling interests (previously referred to as “minority interest”) as part of consolidated net income and to include the accumulated amount of noncontrolling interests as part of stockholders’ equity. Similarly, in its presentation of stockholders’ equity, we distinguish between equity amounts attributable to controlling interest and amounts attributable to the noncontrolling interests – previously classified as minority interest outside of stockholders’ equity. In addition to these financial reporting changes, this guidance provides for significant changes in accounting related to noncontrolling interests; specifically, increases and decreases in its controlling financial interests in consolidated subsidiaries will be reported in equity similar to treasury stock transactions. If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interests are re-measured with the gain or loss reported in net earnings.

Effective January 1, 2010, the consolidation standards will be amended.  We are evaluating the effect of the amendments on the financial statements.

Derivatives and Hedging (ASC 815)

Effective January 1, 2009 and adopted by us prospectively, the FASB issued additional guidance attempting  to improve the transparency of financial reporting by mandating the provision of additional information about how derivative and hedging activities affect an entity’s financial position, financial performance and cash flows.  This guidance changed the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosure about (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for, and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  To adhere to this guidance, qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts, gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements must be made.  This disclosure framework is intended to better convey the purpose of derivative use in terms of the risks that an entity is intending to manage.  We discontinued hedge accounting as of September 30, 2008, and therefore the effect of the adoption of this guidance was an increase in footnote disclosures.

Fair Value Measurements and Disclosures (ASC 820)

In response to the deterioration of the credit markets, FASB issued guidance clarifying how Fair Value Measurements should be applied when valuing securities in markets that are not active. The guidance provides an illustrative example, utilizing management’s internal cash flow and discount rate assumptions when relevant observable data do not exist.  It further clarifies how observable market information and market quotes should be considered when measuring fair value in an inactive market.   It reaffirms the notion of fair value as an exit price as of the measurement date and that fair value analysis is a transactional process and should not be broadly applied to a group of assets.  The guidance was effective upon issuance including prior periods for which financial statements had not been issued.  The implementation of this guidance did not have a material effect on the fair value of the our assets as we continued using the methodologies used in previous quarters to value assets as defined under the original Fair Value standards.

In October 2008 the EESA was signed into law.  Section 133 of the EESA mandated that the SEC conduct a study on mark-to-market accounting standards.  The SEC provided its study to the U.S. Congress on December 30, 2008.  Part of the recommendations within the study indicated that “fair value requirements should be improved through development of application and best practices guidance for determining fair value in illiquid or inactive markets”.  As a result of this study and the recommendations therein, on April 9, 2009, the FASB issued additional guidance for determining fair value when the volume and level of activity for the asset or liability have significantly decreased when compared with normal market activity for the asset or liability (or similar assets or liabilities).  The guidance gives specific factors to evaluate if there has been a decrease in normal market activity and if so, provides a methodology to analyze transactions or quoted prices and make necessary adjustments to fair value.  The objective is to determine the point within a range of fair value estimates that is most representative of fair value under current market conditions.  This guidance became effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009.  The adoption does not have a major impact on the manner in which we estimate fair value, nor does it have any impact on our financial statement disclosures.

In August 2009, FASB provided further guidance regarding the fair value measurement of liabilities.  The guidance states that a quoted price for the identical liability when traded as an asset in an active market is a Level 1 fair value measurement.  If the value must be adjusted for factors specific to the liability, then the adjustment to the quoted price of the asset shall render the fair value measurement of the liability a lower level measurement.  This guidance has no material effect on the fair valuation of our liabilities.

Financial Instruments (ASC 821-10-50)

On April 9, 2009, the FASB issued guidance which requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements.  The effective date of this guidance is for interim reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009.  The adoption did not have any impact on financial reporting as all financial instruments are currently reported at fair value in both interim and annual periods.

Subsequent Events (ASC 855)

General standards governing accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued.  ASC 855 also provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions occurring after the balance sheet date. We adopted effective June 30, 2009, and adoption had no impact on our consolidated financial statements. We evaluated subsequent events through November 4, 2009.

Transfers and Servicing (ASC 860-10-50)

In February 2008 FASB issued guidance addressing whether transactions where assets purchased from a particular counterparty and financed through a repurchase agreement with the same counterparty can be considered and accounted for as separate transactions, or are required to be considered “linked” transactions and may be considered derivatives.  This guidance requires purchases and subsequent financing through repurchase agreements be considered linked transactions unless all of the following conditions apply:  (1) the initial purchase and the use of repurchase agreements to finance the purchase are not contractually contingent upon each other; (2) the repurchase financing entered into between the parties provides full  recourse to the transferee and the repurchase price is fixed; (3) the financial assets are readily obtainable in the market; and (4) the financial instrument and the repurchase agreement are not coterminous.  This guidance was effective January 1, 2009 and the implementation did not have a material effect on our financial statements.

The accounting standards governing the transfer and servicing of financial assets were amended in June 2009 effective beginning January 1, 2010.  We are currently assessing the effect the new standard will have on the financial statements.

Results of Operations:  For the Quarters and Nine Months Ended September 30, 2009 and 2008

Net Income Summary

For the quarter ended September 30, 2009, our net income was $285.2 million or $0.51 basic income per average share available to common shareholders, as compared to $302.1 million net income or $0.55 basic net income per average share for the quarter ended September 30, 2008.  Net income per average share decreased by $0.04 per average share available to common shareholders and total net income decreased $16.9 million for the quarter ended September 30, 2009, when compared to the quarter ended September 30, 2008.   We attribute the decrease in total net income for the quarter ended September 30, 2009 from the quarter ended September 30, 2008 primarily to the recording of $128.7 million of unrealized losses related to interest rate swaps in the third quarter of 2009.  Prior to the fourth quarter of 2008, we recorded changes in the fair values in our interest rate swaps in the Accumulated Other Comprehensive Income in our Statement of Financial Condition.

For the nine months ended September 30, 2009, our net income was $1.2 billion, or $2.24 net income per average share available to common shareholders, as compared to net income of $853.2 million, or $1.69 net income per average share available to common shareholders for the nine months ended September 30, 2008.  We attribute the majority of the increase in net income for the nine months ended September 30, 2009 from the nine months ended September 30, 2008 to the increase in net interest spread of $224.9 million and the unrealized gain related to interest rate swaps of $137.1 million.

Net Income Summary
(dollars in thousands, except for per share data)
	Quarter Ended September 30, 2009	Quarter Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Interest income	$744,523	$810,659	$2,170,939	$2,375,146
Interest expense	307,777	458,250	1,008,998	1,438,107
Net interest income	436,746	352,409	1,161,941	937,039

Other income:
Investment advisory and service fees	14,620	7,663	34,117	20,667
Gain on sale of investment securities	591	(1,066)	7,978	11,181
Income from trading securities	-	7,671	-	11,705
Dividend income from available-for-sale equity securities	5,398	580	9,537	2,101
Loss on other-than-temporarily impaired securities	-	(31,834)	-	(31,834)
Unrealized (loss) gain on interest rate swaps	(128,687)	-	137,065	-
Total other income	(108,078)	(16,986)	188,697	13,820

Expenses:
Distribution fees	478	299	1,338	1,302
General and administrative expenses	33,344	25,455	93,272	76,665
Total expenses	33,822	25,754	94,610	77,967

Income before income taxes and noncontrolling interest	294,846	309,669	1,256,028	872,892

Income taxes	9,657	7,538	23,892	19,675

Net Income	285,189	302,131	1,232,136	853,217

Noncontrolling interest	-	-	-	58
Net income attributable to controlling interest	285,189	302,131	1,232,136	853,159

Dividends on preferred stock	4,625	5,335	13,876	16,042

Net income available to common shareholders	$280,564	$296,796	$1,218,260	$837,117

Weighted average number of basic common shares outstanding	547,611,480	538,706,131	544,970,392	495,583,506
Weighted average number of diluted common shares outstanding	553,376,285	547,882,488	550,913,871	504,609,331

Basic net income per average common share	$0.51	$0.55	$2.24	$1.69
Diluted net income per average common share	$0.51	$0.54	$2.22	$1.67

Average total assets	$69,214,967	$60,724,859	$64,185,666	$58,776,231
Average equity	$9,050,525	$7,223,317	$8,400,890	$6,529,460

Return on average total assets	1.65%	1.99%	2.56%	1.90%
Return on average equity	12.60%	16.73%	19.56%	17.42%

Interest Income and Average Earning Asset Yield

We had average earning assets of $60.9 billion for the quarter ended September 30, 2009.  We had average earning assets of $57.7 billion for the quarter ended September 30, 2008. Our primary source of income is interest income.   Our interest income was $744.5 million for the quarter ended September 30, 2009 and $810.7 million for the quarter ended September 30, 2008.  The yield on average Investment Securities was 4.89% and 5.62% for the quarters ending September 30, 2009 and 2008, respectively. The prepayment speeds increased to an average of 21% CPR for the quarter ended September 30, 2009 from an average of 11% CPR for the quarter ended September 30, 2008.  Interest income for the quarter ended September 30, 2009, when compared to interest income for the quarter ended September 30, 2008, declined by $66.2 million due to the decline in yield on average assets of 73 basis points.

We had average earning assets of $57.4 billion and $56.7 billion for the nine months ended September 30, 2009 and 2008, respectively.  Our interest income was $2.2 billion for the nine months ended September 30, 2009 and $2.4 billion for the nine months ended September 30, 2008.  The yield on average Investment Securities decreased from 5.59% for the nine months ended September 30, 2008 to 5.05% for the nine months ended September 30, 2009.  Our average earning asset balance increased by $700.0 million and interest income decreased by $200.0 million for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008.  The decrease in interest income for the nine months ended September 30, 2009, when compared to the nine months ended September 30, 2008, resulted from the decrease in average yield.

Interest Expense and the Cost of Funds

Our largest expense is the cost of borrowed funds.  We had average borrowed funds of $54.9 billion and total interest expense of $307.8 million for the quarter ended September 30, 2009.  We had average borrowed funds of $51.7 billion and total interest expense of $458.3 million for the quarter ended September 30, 2008.   Our average cost of funds was 2.24% for the quarter ended September 30, 2009 and 3.54% for the quarter ended September 30, 2008.  The cost of funds rate decreased by 130 basis points and the average borrowed funds increased by $3.2 billion for the quarter ended September 30, 2009 when compared to the quarter ended September 30, 2008.  Interest expense for the quarter ended September 30, 2009 decreased by $150.5 million, when compared to the quarter ended September 30, 2008, due to the decrease in the cost of funds rate.  Since a substantial portion of our repurchase agreements are short term, changes in market rates are directly reflected in our interest expense.  Our average cost of funds was 1.97% above average one-month LIBOR and 1.40% above average six-month LIBOR for the quarter ended September 30, 2009. We had average borrowed funds of $51.2 billion and interest expense of $1.0 billion for the nine months ended September 30, 2009.  We had average borrowed funds of $51.2 billion and interest expense of $1.4 billion for the nine months ended September 30, 2008.  Our average cost of funds was 2.63% for the nine months ended September 30, 2009 and 3.75% for the nine months ended September 30, 2008.  Interest expense decreased by $429.1 million because the average cost of funds declined by 112 basis points.

The table below shows our average borrowed funds, interest expense and average cost of funds as compared to average one-month and average nine-month LIBOR for the quarters ended September 30, 2009, June 30, 2009, March 31, 2009, the year ended December 31, 2008 and four quarters in 2008.

Average Cost of Funds
Ratios for the quarters have been annualized, dollars in thousands)
	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One- Month LIBOR	Average Six-Month LIBOR	Average One-Month LIBOR Relative to Average Six- Month LIBOR	Average Cost of Funds Relative to Average One-Month LIBOR	Average Cost of Funds Relative to Average Six-Month LIBOR
For the Quarter Ended September 30, 2009	$54,914,435	$307,777	2.24%	0.27%	0.84%	(0.57%)	1.97%	1.40%
For the Quarter Ended June 30, 2009	$50,114,663	$322,596	2.57%	0.37%	1.39%	(1.02%)	2.20%	1.18%
For the Quarter Ended March 31, 2009	$48,497,444	$378,625	3.12%	0.46%	1.74%	(1.28%)	2.66%	1.38%
For the Year Ended December 31, 2008	$50,270,226	$1,888,912	3.76%	2.68%	3.06%	(0.38%)	1.08%	0.70%
For the Quarter Ended December 31, 2008	$47,581,332	$450,805	3.79%	2.23%	2.94%	(0.71%)	1.56%	0.85%
For the Quarter Ended September 30, 2008	$51,740,645	$458,250	3.54%	2.62%	3.19%	(0.57%)	0.92%	0.35%
For the Quarter Ended June 30, 2008	$50,359,825	$442,251	3.51%	2.59%	2.93%	(0.34%)	0.92%	0.58%
For the Quarter Ended March 31, 2008	$51,399,101	$537,606	4.18%	3.31%	3.18%	0.13%	0.87%	1.00%

Net Interest Income

Our net interest income, which equals interest income less interest expense, totaled $436.7 million for the quarter ended September 30, 2009 and $352.4 million for the quarter ended September 30, 2008.  Our net interest income increased for the quarter ended September 30, 2009, as compared to the quarter ended September 30, 2008, because of increased interest rate spread.  Our net interest rate spread, which equals the yield on our average assets for the period less the average cost of funds for the period, was 2.08% for the quarter ended September 30, 2008, as compared 2.65% for the quarter ended September 30, 2009.  This 57 basis point increase in interest rate spread for third quarter of 2009 over the spread for third quarter of 2008 was the result in the decrease in the average cost of funds of 130 basis points, which was only partially offset by a decrease in average yield on average interest earning assets of 73 basis points.

Our net interest income totaled $1.2 billion for the nine months ended September 30, 2009 and $937.0 million for the nine months ended September 30, 2008.  Our net interest income increased because of the increase in interest rate spread.  Our net interest rate spread, which equals the average yield on interest earning assets for the period less the average cost of funds for the period, was 2.42% for the nine months ended September 30, 2009 as compared to 1.84% for the nine months ended September 30, 2008.

The table below shows our interest income by average Investment Securities held, total interest income, yield on average interest earning assets, average balance of repurchase agreements, interest expense, average cost of funds, net interest income, and net interest rate spread for the quarters ended September 30, 2009, June 30, 2009, March 31, 2009, the year ended December 31, 2008 and four quarters in 2008.

Net Interest Income
(Ratios for quarters have been annualized, dollars in thousands)
	Average Investment Securities Held	Total Interest Income	Yield on Average Interest Earning Assets	Average Balance of Repurchase Agreements	Interest Expense	Average Cost of Funds	Net Interest Income	Net Interest Rate Spread
For the Quarter Ended September 30, 2009	$60,905,025	$744,523	4.89%	$54,914,435	$307,777	2.24%	$436,746	2.65%
For the Quarter Ended June 30, 2009	$56,420,189	$710,401	5.04%	$50,114,663	$322,596	2.57%	$387,805	2.47%
For the Quarter Ended March 31, 2009	$54,763,268	$716,015	5.23%	$48,497,444	$378,625	3.12%	$337,390	2.11%
For the Year Ended December 31, 2008	$55,962,519	$3,115,428	5.57%	$50,270,226	$1,888,912	3.76%	$1,226,516	1.81%
For the Quarter Ended December 31, 2008	$53,838,665	$740,282	5.50%	$47,581,332	$450,805	3.79%	$289,477	1.71%
For the Quarter Ended September 30, 2008	$57,694,277	$810,659	5.62%	$51,740,645	$458,250	3.54%	$352,409	2.08%
For the Quarter Ended June 30, 2008	$56,197,550	$773,359	5.50%	$50,359,825	$442,251	3.51%	$331,108	1.99%
For the Quarter Ended March 31, 2008	$56,119,584	$791,128	5.64%	$51,399,101	$537,606	4.18%	$253,522	1.46%

Investment Advisory and Service Fees

FIDAC and Merganser are registered investment advisors specializing in managing fixed income securities.  At September 30, 2009, FIDAC and Merganser had under management approximately $11.3 billion in net assets and $22.6 billion in gross assets, compared to $2.4 billion in net assets and $10.5 billion in gross assets at September 30, 2008.  Net investment advisory and service fees net of distribution fees for the quarters ended September 30, 2009 and 2008 totaled $14.1 million and $7.4 million, respectively.  Gross assets under management will vary from time to time because of changes in the amount of net assets FIDAC and Merganser manage as well as changes in the amount of leverage used by the various funds and accounts FIDAC and Merganser manage.

Gains and Losses on Sales of Investment Securities

For the quarter ended September 30, 2009, we sold Investment Securities with a carrying value of $194.3 million for aggregate net gain of $591,000.  For the quarter ended September 30, 2008, we sold Investment Securities with a carrying value of $4.8 billion for an aggregate loss of $1.1 million.  We do not expect to sell assets on a frequent basis, but may from time to time sell existing assets to move into new assets, which our management believes might have higher risk-adjusted returns, or to manage our balance sheet as part of our asset/liability management strategy.

For the nine months ended September 30, 2009, we sold Investment Securities with a carrying value of $1.6 billion for an aggregate gain of $8.0 million.  For the nine months ended September 30, 2008, we sold Investment Securities with an aggregate historical amortized cost of $11.0 billion for an aggregate gain of $11.2 million. The difference between the sale price and the carrying value of our Mortgage-Backed Securities will be a realized gain or a realized loss, and will increase or decrease income accordingly.

Income from Trading Securities

Gross income from trading securities held by our investment fund, which is a combination of interest, dividends, and realized and unrealized gains and losses totaled $11.7 million for the nine months ended September 30, 2008.   There was no income from trading securities for the quarter and nine months ended September 30, 2009.

Dividend Income from Available-For-Sale Equity Securities

Dividend income from available-for-sale equity securities totaled $5.4 million for the quarter ended September 30, 2009, and $9.5 million for the nine months ended September 30, 2009, as compared to $580,000 for the quarter ended September 30, 2008 and $2.1 million for the nine months ended September 30, 2008.

General and Administrative Expenses

General and administrative (or G&A) expenses were $33.3 million for the quarter ended September 30, 2009 and $25.5 million for the quarter ended September 30, 2008.  G&A expenses as a percentage of average total assets was 0.19% and 0.17% for the quarters ended September 30, 2009 and 2008, respectively.  The increase in G&A expenses of $7.8 million and $17.0 million for the quarter and the nine months ended September 30, 2009, respectively, was primarily the result of increased compensation, directors and officers insurance and additional costs related to our growth. The number of our employees and employees of our subsidiaries increased from 41 at September 30, 2008, to 84 at September 30, 2009.

The table below shows our total G&A expenses as compared to average total assets and average equity for the quarters ended September 30, 2009, June 30, 2009, March 31, 2009, the year ended December 31, 2008 and four quarters in 2008.

G&A Expenses and Operating Expense Ratios
(ratios for the quarters have been annualized, dollars in thousands)

	Total G&A Expenses	Total G&A Expenses/Average Assets	Total G&A Expenses/Average Equity
For the Quarter Ended September 30, 2009	$33,344	0.19%	1.47%
For the Quarter Ended June 30, 2009	$30,046	0.19%	1.41%
For the Quarter Ended March 31, 2009	$29,882	0.20%	1.54%
For the Year Ended December 31, 2008	$103,622	0.18%	1.55%
For the Quarter Ended December 31, 2008	$26,957	0.18%	1.50%
For the Quarter Ended September 30, 2008	$25,455	0.17%	1.40%
For the Quarter Ended June 30, 2008	$27,215	0.18%	1.59%
For the Quarter Ended March 31, 2008	$23,995	0.17%	1.64%

Net Income and Return on Average Equity

Our net income was $285.2 million for the quarter ended September 30, 2009 and net income was $302.1 million for the quarter ended September 30, 2008.  Our annualized return on average equity was 12.60% for the quarter ended September 30, 2009 and 16.73% for the quarter ended September 30, 2008.  Net income decreased by $16.9 million for the quarter ended September 30, 2009, as compared to the quarter ended September 30, 2008, due to an unrealized loss on interest rate swaps of $128.7 million recorded in the income statement for the quarter ended September 30, 2009, as the result of de-designation of cash flow hedges.  Prior to the fourth quarter of 2008, we recorded changes in the fair values in our interest rate swaps in Accumulated Other Comprehensive Income in our Statement of Financial Condition.

Our net income was $1.2 billion for the nine months ended September 30, 2009, and $853.2 million for the nine months ended September 30, 2008.  Our return on average equity was 19.56% for the nine months ended September 30, 2009 and 17.42% for the nine months ended September 30, 2008.  We attribute the increase in total net income for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 to the increase in net interest income of $225.0 million and the unrealized gain on interest rate swaps of $137.1 million, as the result of the de-designation of cash flow hedges.

The table below shows our net interest income, net investment advisory and service fees, gain (loss) on sale of Mortgage-Backed Securities and termination of interest rate swaps, loss on other-than-temporarily impaired securities, income from trading securities, dividend income from equity investments, G&A expenses, income taxes, each as a percentage of average equity, and the return on average equity for the quarters ended September 30, 2009, June 30, 2009, March 31, 2009, year ended December 31, 2008 and four quarters in 2008.

Components of Return on Average Equity
(Ratios for the quarters have been annualized)

	Net Interest Income/ Average Equity	Net Investment Advisory and Service Fees/Average Equity	Gain/(Loss) on Sale of Mortgage- Backed Securities and Realized and Unrealized Gain/(Loss) Interest Rate Swaps/ Average Equity	Loss on other-than- temporarily impaired securities/ Average Equity	Income (loss) from trading securities/Average Equity	Dividend income from equity securities	G&A Expenses/ Average Equity	Income Taxes/ Average Equity	Return (loss) on Average Equity
For the Quarter Ended September 30, 2009	19.30%	0.63%	(5.66%)	-	-	0.24%	(1.47%)	(0.42%)	12.60%
For the Quarter Ended June 30, 2009	18.30%	0.53%	10.97%	-	-	0.15%	(1.41%)	(0.37%)	28.17%
For the Quarter Ended March 31, 2009	17.41%	0.38%	2.09%	-	-	0.05%	(1.54%)	(0.33%)	18.06%
For the Year Ended December 31, 2008	18.36%	0.39%	(11.34%)	(0.48%)	0.15%	0.04%	(1.55%)	(0.39%)	5.18%
For the Quarter Ended December 31, 2008	16.06%	0.38%	(42.63%)	-	(0.11%)	0.03%	(1.50%)	(0.35%)	(28.12%)
For the Quarter Ended September 30, 2008	19.52%	0.41%	(0.07%)	(1.76%)	0.42%	0.03%	(1.40%)	(0.42%)	16.73%
For the Quarter Ended June 30, 2008	19.40%	0.35%	0.16%	-	0.13%	0.03%	(1.59%)	(0.44%)	18.04%
For the Quarter Ended March 31, 2008	17.38%	0.41%	0.64%	-	0.13%	0.06%	(1.64%)	(0.32%)	16.66%

Financial Condition

Investment Securities, Available for Sale

All of our mortgage-backed securities at September 30, 2009 and December 31, 2008 were adjustable-rate or fixed-rate mortgage-backed securities backed by single-family mortgage loans.  All of the mortgage assets underlying these mortgage-backed securities were secured with a first lien position on the underlying single-family properties.  All of our mortgage-backed securities were Freddie Mac, Fannie Mae or Ginnie Mae mortgage pass-through certificates or CMOs, which carry an implied “AAA” rating.   All of our agency debentures are callable and carry an implied “AAA” rating.  We carry all of our earning assets at fair value.

We accrete discount balances as an increase in interest income over the life of discount Investment Securities and we amortize premium balances as a decrease in interest income over the life of premium Investment Securities.  At September 30, 2009 and December 31, 2008 we had on our balance sheet a total of $51.8 million and, $64.4 million, respectively, of unamortized discount (which is the difference between the remaining principal value and current historical amortized cost of our Investment Securities acquired at a price below principal value) and a total of $1.2 billion and  $619.5 million, respectively, of unamortized premium (which is the difference between the remaining principal value and the current historical amortized cost of our Investment Securities acquired at a price above principal value.)

We received mortgage principal repayments of $4.0 billion and $1.8 billion for the quarters ended September 30, 2009 and September 30, 2008, respectively.  The average prepayment speed for the quarters ended September 30, 2009 and 2008 was 21%, and 11%, respectively.  During the quarter ended September 30, 2009, the average CPR increased to 21% from 16% during the quarter ended September 30, 2008, due to an increase in foreclosure and refinancing activity.  Given our current portfolio composition, if mortgage principal prepayment rates were to increase over the life of our mortgage-backed securities, all other factors being equal, our net interest income would decrease during the life of these mortgage-backed securities as we would be required to amortize our net premium balance into income over a shorter time period.  Similarly, if mortgage principal prepayment rates were to decrease over the life of our mortgage-backed securities, all other factors being equal, our net interest income would increase during the life of these mortgage-backed securities as we would amortize our net premium balance over a longer time period.

The table below summarizes certain characteristics of our Investment Securities at September 30, 2009, June 30, 2009, March 31, 2009, December 31, 2008, September 30, 2008, June 30, 2008, and March 31, 2008.

Investment Securities
(dollars in thousands)

	Principal Amount	Net Premium	Amortized Cost	Amortized Cost/Principal Amount	Fair Value	Fair Value/Principal Amount	Weighted Average Yield
At September 30, 2009	$64,253,006	$1,126,493	$65,379,499	101.75%	$67,463,376	105.00%	4.70%
At June 30, 2009	$63,300,232	$924,873	$64,225,105	101.46%	$65,782,019	103.92%	4.75%
At March 31, 2009	$56,718,404	$668,295	$57,386,699	101.18%	$58,785,456	103.64%	4.98%
At December 31, 2008	$54,508,672	$555,043	$55,063,715	101.02%	$55,645,940	102.09%	5.15%
At September 30, 2008	$55,211,123	$525,394	$55,736,517	100.95%	$55,459,280	100.45%	5.41%
At June 30, 2008	$58,304,678	$500,721	$58,805,399	100.86%	$58,749,300	100.76%	5.33%
At March 31, 2008	$56,006,707	$383,334	$56,390,041	100.68%	$56,853,862	101.51%	5.36%

The table below summarizes certain characteristics of our Investment Securities at September 30, 2009, June 30, 2009, March 31, 2009, December 31, 2008, September 30, 2008, June 30, 2008, and March 31, 2008.  The index level for adjustable-rate Investment Securities is the weighted average rate of the various short-term interest rate indices, which determine the coupon rate.

Adjustable-Rate Investment Security Characteristics
(dollars in thousands)
	Principal Amount	Weighted Average Coupon Rate	Weighted Average Term to Next Adjustment	Weighted Average Lifetime Cap	Weighted Average Asset Yield	Principal Amount at Period End as % of Total Investment Securities
At September 30, 2009	$18,561,525	4.59%	33 months	10.11%	3.37%	28.89%
At June 30, 2009	$19,657,988	4.64%	34 months	10.12%	3.49%	31.06%
At March 31, 2009	$19,558,480	4.66%	34 months	10.06%	3.74%	34.48%
At December 31, 2008	$19,540,152	4.75%	36 months	10.00%	3.93%	35.85%
At September 30, 2008	$19,310,012	5.27%	37 months	9.98%	4.65%	34.97%
At June 30, 2008	$18,418,637	5.16%	36 months	9.89%	4.54%	31.59%
At March 31, 2008	$17,487,518	5.19%	35 months	9.73%	4.40%	31.22%

Fixed-Rate Investment Security Characteristics
(dollars in thousands)
	Principal Amount	Weighted Average Coupon Rate	Weighted Average Asset Yield	Principal Amount at Period End as % of Total Investment Securities
At September 30, 2009	$45,691,481	5.89%	5.14%	71.11%
At June 30, 2009	$43,642,244	5.94%	5.32%	68.94%
At March 31, 2009	$37,159,924	6.08%	5.64%	65.52%
At December 31, 2008	$34,968,520	6.13%	5.84%	64.15%
At September 30, 2008	$35,901,111	6.06%	5.82%	65.03%
At June 30, 2008	$39,886,041	6.00%	5.70%	68.41%
At March 31, 2008	$38,519,189	5.98%	5.80%	68.78%

At September 30, 2009 and December 31, 2008, we held Investment Securities with coupons linked to various indices.  The following tables detail the portfolio characteristics by index.

Adjustable-Rate Investment Securities by Index
September 30, 2009
	One- Month Libor	Six- Month Libor	Twelve Month Libor	12-Month Moving Average	11th District Cost of Funds	1-Year Treasury Index	Monthly Federal Cost of Funds	Other Indexes(1)
Weighted Average Term to Next Adjustment	1 mo.	18 mo.	46 mo.	1 mo.	1 mo.	36 mo.	1 mo.	15 mo.
Weighted Average Annual Period Cap	6.40%	1.61%	2.01%	0.40%	1.03%	1.95%	0.00%	1.82%
Weighted Average Lifetime Cap at September 30, 2009	7.04%	11.20%	10.85%	7.99%	10.71%	10.77%	13.43%	11.87%
Investment Principal Value as Percentage of Investment Securities at September 30, 2009	4.82%	1.58%	17.11%	1.16%	0.57%	3.51%	0.09%	0.05%

(1)	Combination of indexes that account for less than 0.05% of total investment securities.

Adjustable-Rate Investment Securities by Index
December 31, 2008

	One- Month Libor	Six- Month Libor	Twelve Month Libor	12-Month Moving Average	11th District Cost of Funds	1-Year Treasury Index	Monthly Federal Cost of Funds	Other Indexes(1)
Weighted Average Term to Next Adjustment	1 mo.	25 mo.	55 mo.	1 mo.	1 mo.	37 mo.	1 mo.	14 mo.
Weighted Average Annual Period Cap	6.28%	1.95%	1.98%	0.00%	1.26%	1.93%	0.00%	1.94%
Weighted Average Lifetime Cap at December 31, 2008	7.07%	10.87%	10.92%	8.86%	11.35%	10.86%	13.44%	11.98%
Investment Principal Value as Percentage of Investment Securities at December 31, 2008	8.11%	2.53%	19.32%	0.99%	0.60%	4.12%	0.11%	0.07%
(1)	Combination of indexes that account for less than 0.05% of total investment securities.

Reverse Repurchase Agreements

At September 30, 2009 and December 31, 2008, we lent $153.1 million and $562.1 million, respectively, to Chimera in a reverse repurchase agreement.  This amount is included at fair value in our Statement of Financial Condition.  The interest rate at September 30, 2009, and December 31, 2008, was at the market rate of 1.74% and 1.43%, respectively.  The collateral for this loan is mortgage-backed securities.

At September 30, 2009, RCap, in its ordinary course of business, had financed $73.2 million pursuant to matched repurchase agreements for a fund managed by FIDAC.    At September 30, 2009, RCap had an outstanding reverse repurchase agreement with a non-affiliate of $100.0 million.

Receivable from Prime Broker on Equity Investment

The net assets of the investment fund are subject to English bankruptcy law, which governs the administration of Lehman Brothers International (Europe) (LBIE), as well as the law of New York, which governs the contractual documents.  Until our contractual documents with LBIE are terminated, the value of the assets and liabilities in our account with LBIE will continue to fluctuate based on market movements.  We do not intend to terminate these contractual documents until LBIE's administrators have clarified the consequences of us doing so. We have not received notice from LBIE's administrators that LBIE has terminated the documents.  LBIE’s administrators have advised us that they can provide us with no additional information about our account at this time.  As a result, we have presented the market value of our account with LBIE as of September 15, 2008 of $16.9 million, which is the date of the last statement we received from LBIE on the account’s assets and liabilities.  We can provide no assurance, however, that we will recover all or any portion of these assets following completion of LBIE's administration (and any subsequent liquidation).  Based on the information known at September 30, 2009, a loss was not determined to be probable.  If additional information indicates otherwise and it is determined that the loss is probable, the estimated loss will be reflected in the statement of operations.

Borrowings

To date, our debt has consisted entirely of borrowings collateralized by a pledge of our Investment Securities.  These borrowings appear on our Statement of Financial Condition as repurchase agreements.  At September 30, 2009, we had established uncommitted borrowing facilities in this market with 30 lenders in amounts which we believe are in excess of our needs.  All of our Investment Securities are currently accepted as collateral for these borrowings. However, we limit our borrowings, and thus our potential asset growth, in order to maintain unused borrowing capacity and thus increase the liquidity and strength of our financial condition.

At September 30, 2009, the term to maturity of our borrowings ranged from one day to ten years.  Additionally, we have entered into structured borrowings giving the counterparty the right to call the balance prior to maturity.   The weighted average original term to maturity of our borrowings was 305 days at September 30, 2009.  At September 30, 2008, the term to maturity of our borrowings ranged from one day to ten years, with a weighted average original term to maturity of 261 days.

At September 30, 2009, the weighted average cost of funds for all of our borrowings was 2.15%, including the effect of the interest rate swaps, and the weighted average term to next rate adjustment was 165 days.  At September 30, 2008, the weighted average cost of funds for all of our borrowings 3.59% and the weighted average term to next rate adjustment was 222 days.

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

Borrowings under our repurchase agreements increased by $9.1 billion to $55.8 billion at September 30, 2009, from $46.7 billion at December 31, 2008.

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

Under our repurchase agreements, we may be required to pledge additional assets to our repurchase agreement counterparties (i.e., lenders) in the event the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral (a “margin call”), which may take the form of additional securities or cash.  Similarly, if the estimated fair value of our pledged collateral increases due to changes in market interest rates of market factors, lenders may release collateral back to us.  Specifically, margin calls result from a decline in the value of the our Mortgage-Backed Securities securing our repurchase agreements, prepayments on the mortgages securing such Mortgage-Backed Securities and to changes in the estimated fair value of such Mortgage-Backed Securities generally due to principal reduction of such Mortgage-Backed Securities from scheduled amortization and resulting from changes in market interest rates and other market factors.  Through September 30, 2009, we did not have any margin calls on our repurchase agreements that we were not able to satisfy with either cash or additional pledged collateral.  However, should prepayment speeds on the mortgages underlying our Mortgage-Backed Securities and/or market interest rates suddenly increase, margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.

The following table summarizes the effect on our liquidity and cash flows from contractual obligations for repurchase agreements, interest expense on repurchase agreements, the non-cancelable office lease and employment agreements at September 30, 2009.  The table does not include the effect of net interest rate payments under our interest rate swap agreements.  The net swap payments will fluctuate based on monthly changes in the receive rate.   At September 30, 2009, the interest rate swaps had a net unrealized loss of $788.1 million.

	(dollars in thousands)
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
Repurchase agreements	$49,462,840	$4,130,000	$950,000	$1,300,000	$55,842,840
Interest expense on repurchase agreements, based on rates at September 30, 2009	248,116	284,228	132,623	147,364	812,331
Long-term operating lease obligations	1,964	4,227	4,377	-	10,568
Employment contracts	54,447	5,173			60,520
Total	$49,767,667	$4,424,228	$1,087,000	$1,447,364	$56,726,259

Stockholders’ Equity

During the quarter and nine months ended September 30, 2009, 33,450 options and 97,712 options were exercised under the Long-Term Stock Incentive Plan, or Incentive Plan, for an aggregate exercise price of $320,000 and $1.0 million, respectively.

During the quarter and nine months ended September 30, 2009, we raised $141.2 million by issuing 8.4 million shares through the Direct Purchase and Dividend Reinvestment Program.

During the quarter and nine months ended September 30, 2009, we declared dividends to common shareholders totaling $381.4 million or $0.69 per share and $980.2 million or $1.79 per share, respectively.  During the quarter and nine months ended September 30, 2009, we declared and paid dividends to Series A Preferred shareholders totaling $3.6 million or $0.492188 per share and $10.9 million or $1.476564 per share, respectively, and Series B Preferred shareholders totaling $977,000 or $0.375 per share and $2.9 million or $1.125 per share, respectively.

During the quarter and nine months ended September 30, 2009, 200 and 1.4 million shares of Series B Preferred Stock were converted into 438 and 2.8 million shares of common stock.

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

On August 3, 2006, we entered into an ATM Equity Offering(sm) Sales Agreement with Merrill Lynch & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, relating to the sale of shares of our common stock from time to time through Merrill Lynch. Sales of the shares, if any, are made by means of ordinary brokers' transaction on the New York Stock Exchange. During the quarter and nine months ended September 30, 2009, we did not issue shares pursuant to this program.  During the year ended December 31, 2008, 588,000 shares of our common stock were issued pursuant to this program, totaling $11.5 million in net proceeds.

On August 3, 2006, we entered into an ATM Equity Sales Agreement with UBS Securities LLC, relating to the sale of shares of our common stock from time to time through UBS Securities. Sales of the shares, if any, are made by means of ordinary brokers' transaction on the New York Stock Exchange.   During the quarter and nine months ended September 30, 2009, we did not issue shares pursuant to this program. During the year ended December 31, 2008, 3.8 million shares of our common stock were issued pursuant to this program, totaling $60.3 million in net proceeds.

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

Unrealized Gains and Losses
 (dollars in thousands)

	September 30, 2009	June 30, 2009	March 31, 2009	December 31, 2008	September 30, 2008	June 30, 2008
Unrealized gain	$2,158,882	$1,719,536	$1,502,319	$785,087	$217,710	$324,612
Unrealized loss	(198,888)	(357,402)	(380,768)	(532,857)	(879,208)	(803,403)
Net Unrealized gain (loss)	$1,959,994	$1,362,134	$1,121,551	$252,230	($661,498)	($478,791)

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

Leverage

Our debt-to-equity ratio at September 30, 2009 and December 31, 2008 was 6.0:1 and 6.4:1, respectively.  We generally expect to maintain a ratio of debt-to-equity of between 8:1 and 12:1, although the ratio will vary from this range from time to time based upon various factors, including our management’s opinion of the level of risk of our assets and liabilities, our liquidity position, our level of unused borrowing capacity and over-collateralization levels required by lenders when we pledge assets to secure borrowings.

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

We seek to manage the extent to which our net income changes as a function of changes in interest rates by matching adjustable-rate assets with variable-rate borrowings.  In addition, we have attempted to mitigate the potential impact on net income of periodic and lifetime coupon adjustment restrictions in our portfolio of investment securities by entering into interest rate swaps.  At September 30, 2009, we had entered into swap agreements with a total notional amount of $20.6 billion.  We agreed to pay a weighted average pay rate of 3.98% and receive a floating rate based on one, three, six and nine  month LIBOR. At December 31, 2008, we entered into swap agreements with a total notional amount of $17.6 billion.  We agreed to pay a weighted average pay rate of 4.66% and receive a floating rate based on one month LIBOR.  We may enter into similar derivative transactions in the future by entering into interest rate collars, caps or floors or purchasing interest only securities.

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

Capital Resources

At September 30, 2009, we had no material commitments for capital expenditures.

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

Other Matters

We calculate that at least 75% of our assets were qualified REIT assets, as defined in the Code for the quarters ended September 30, 2009, and 2008.   We also calculate that our revenue qualifies for the 75% source of income test and for the 95% source of income test rules for the quarters ended September 30, 2009, and 2008.  Consequently, we met the REIT income and asset test.  We also met all REIT requirements regarding the ownership of our common stock and the distribution of our net income.  Therefore, as of September 30, 2009, and December 31, 2008, we believe that we qualified as a REIT under the Code.

We at all times intend to conduct our business so as not to become required to register as an investment company under the Investment Company Act of 1940, or the Investment Company Act.  If we were to become required to register as an investment company, then our use of leverage would be substantially reduced.  The Investment Company Act exempts entities that are primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate (qualifying interests).  Under current interpretation, of the staff of the SEC, in order to qualify for this exemption, we must maintain at least 55% of our assets in qualifying interests and at least 80% of our assets in qualifying interests plus other real estate related assets.  Certain mortgage securities representing all the certificates issued with respect to an underlying pool of mortgages are considered qualifying interest for purposes of the 55% requirement.   Unless mortgage securities represent all the certificates issued with respect to an underlying pool of mortgages, the Mortgage-Backed Securities may be treated as securities separate from the underlying mortgage loans and, thus, may not be considered qualifying interests for purposes of the 55% requirement.  We calculate that as of September 30, 2009, and December 31, 2008, we were in compliance with this requirement.

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

Our profitability and the value of our portfolio (including interest rate swaps) may be adversely affected during any period as a result of changing interest rates.  The following table quantifies the potential changes in net interest income, portfolio value should interest rates go up or down 25, 50 and 75 basis points, assuming the yield curves of the rate shocks will be parallel to each other and the current yield curve.  All changes in income and value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario.  The base interest rate scenario assumes interest rates at September 30, 2009 and various estimates regarding prepayment and all activities are made at each level of rate shock.  Actual results could differ significantly from these estimates.

Change in Interest Rate	Projected Percentage Change in Net Interest Income	Projected Percentage Change in Portfolio Value, with Effect of Interest Rate Swaps

-75 Basis Points	2.37%	0.76%
-50 Basis Points	1.56%	0.54%
-25 Basis Points	0.77%	0.29%
Base Interest Rate	-	-
+25 Basis Points	(1.32%)	(0.35%)
+50 Basis Points	(2.91%)	(0.79%)
+75 Basis Points	(4.50%)	(1.28%)

ASSET AND LIABILITY MANAGEMENT

Asset and liability management is concerned with the timing and magnitude of the repricing of assets and liabilities.  We attempt to control risks associated with interest rate movements.  Methods for evaluating interest rate risk include an analysis of our interest rate sensitivity gap, which is the difference  between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period.  A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities.  A gap is considered negative when the amount of interest-rate sensitive liabilities exceeds interest-rate sensitive assets.  During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income.  During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to affect net interest income adversely.  Because different types of assets and liabilities with the same or similar maturities may react differently to changes in overall market rates or conditions, changes in interest rates may affect net interest income positively or negatively even if an institution were perfectly matched in each maturity category.

The following table sets forth the estimated maturity or repricing of our interest-earning assets and interest-bearing liabilities at September 30, 2009.  The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except adjustable-rate loans, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature and does include the effect of the interest rate swaps.  The interest rate sensitivity of our assets and liabilities in the table could vary substantially based on actual prepayment experience.

	Within 3 Months	3-12 Months	More than 1 Year to 3 Years	3 Years and Over	Total
	(dollars in thousands)
Rate Sensitive Assets:
Investment Securities (Principal)	$4,648,746	$3,435,066	$3,277,669	$52,891,527	$64,253,008
Cash Equivalents	1,723,341	-	-	-	1,723,341
Reverse Repurchase Agreements	326,264	-	-	-	326,264
Total Rate Sensitive Assets	6,698,351	3,435,066	3,277,669	52,891,527	66,302,613

Rate Sensitive Liabilities:
Repurchase Agreements, with the
effect of swaps	27,901,668	5,905,822	12,402,300	9,633,050	55,842,840

Interest rate sensitivity gap	($21,203,317)	($2,470,756)	($9,124,631)	$43,258,477	$10,459,773

Cumulative rate sensitivity gap	($21,203,317)	($23,674,073)	($32,798,704)	$10,459,773

Cumulative interest rate sensitivity gap as a percentage of total rate- sensitive assets	(33%)	(37%)	(51%)	16%

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

Item 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 and Part I “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, which could materially affect our business, financial condition or future results.   The materialization of any risks and uncertainties identified in our forward looking statements contained in this report together with those previously disclosed in the Form 10-K or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations -- Special Note Regarding Forward Looking Statements” in this quarterly report on Form 10-Q.  The information presented below updates and should be read in conjunction with the risk factors and information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008 and our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009.

If a counterparty to our repurchase transactions defaults on its obligation to resell the underlying security back to us at the end of the transaction term, or if the value of the underlying security has declined as of the end of that term, or if we default on our under the repurchase agreement, we will lose money on our repurchase transactions.

When we engage in repurchase transactions, we generally sell securities to lenders (repurchase agreement counterparties) and receive cash from these lenders. The lenders are obligated to resell the same securities back to us at the end of the term of the transaction.  Because the cash we receive from the lender when we initially sell the securities to the lender is less than the value of those securities (this difference is the haircut), if the lender defaults on its obligation to resell the same securities back to us, we may incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities).  We would also lose money on a repurchase transaction if the value of the underlying securities has declined as of the end of the transaction term, as we would have to repurchase the securities for their initial value but would receive securities worth less than that amount.  Further, if we default on one of its obligations under a repurchase transaction, the lender can terminate the transaction and cease entering into any other repurchase transactions with us.  Our repurchase agreement contains cross-default provisions, so that if a default occurs under any one agreement, the lenders under our other agreements could also declare a default.  Any losses we incur on our repurchase transactions could adversely affect our earnings and thus our cash available for distribution to shareholders.

Any repurchase agreements that we use to finance our assets may require us to provide additional collateral or pay down debt.

Our repurchase agreements involve the risk that the market value of the securities pledged or sold by us to the repurchase agreement counterparty may decline in value, in which case the counterparty may require us to provide additional collateral or to repay all or a portion of the funds advanced.  We may not have additional collateral or the funds available to repay our debt at that time, which would likely result in defaults unless we are able to raise the funds from alternative sources, which we may not be able to achieve on favorable terms or at all.  Posting additional collateral would reduce our liquidity and limit our ability to leverage our assets.  If we cannot meet these requirements, the counterparty could accelerate its indebtedness, increase the interest rate on advanced funds and terminate our ability to borrow funds from them, which could materially and adversely affect our financial condition and ability to implement our investment strategy.  In addition, in the event that the counterparty files for bankruptcy or becomes insolvent, our securities may become subject to bankruptcy or insolvency proceedings, thus depriving us, at least temporarily, of the benefit of these assets.  Such an event could restrict our access to bank credit facilities and increase its cost of capital. Repurchase agreement counterparties may also require us to maintain a certain amount of cash or set aside assets sufficient to maintain a specified liquidity position that would enhance our ability to satisfy its collateral obligations.  As a result, we may not be able to leverage our assets as fully as we would choose, which could reduce our return on assets.  In the event that we are unable to meet these collateral obligations, our financial condition and prospects could deteriorate rapidly.

We may not have the benefit of representations and warranties for the assets we acquire.

We acquire Investment Securities from various counterparties.  If we acquire assets from either a bankruptcy estate or a governmental entity, it is unlikely that it will either receive broad representations and warranties about the purchased loans or have the contractual ability to require the counterparty to repurchase assets or otherwise indemnify us if there are defaults with respect to the assets.  In addition, to the extent that our counterparties are unable to fulfill their obligations, we will have the same risks as if such representations and warranties were not made.  If we do not have the benefit of such representations and warranties, we may lose money on our investments.

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

*  Submitted electronically herewith.  Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition at September 30, 2009 (Unaudited) and December 31, 2008 (Derived from the audited consolidated statement of financial condition at December 31, 2008); (ii) Consolidated Statements of Operations and Comprehensive Income (Unaudited) for the quarters and nine months ended September 30, 2009 and 2008; (iii) Consolidated Statement of Stockholders' Equity (Unaudited) for the nine months ended September 30,2009; (iv) Consolidated Statements of Cash Flows (Unaudited) for the quarters and nine months ended September 30, 2009 and 2008; and (v) Notes to Consolidated Financial Statements (Unaudited).  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANNALY CAPITAL MANAGEMENT, INC.

Dated: November 4, 2009	By: /s/ Michael A.J. Farrell
Michael A.J. Farrell
(Chairman of the Board, Chief Executive Officer, President and authorized officer of registrant)

Dated: November 4, 2009	By: /s/ Kathryn F. Fagan
Kathryn F. Fagan
(Chief Financial Officer and Treasurer and principal financial and chief accounting officer)