Form 10-K
period 2009-12-31
ANNALY CAPITAL MANAGEMENT INC
filed 2010-02-24
CIK 1043219

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

 (MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED:  DECEMBER 31, 2009

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
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $.01 per share	New York Stock Exchange

7.875% Series A Cumulative Redeemable Preferred Stock	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None.

Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☒ No ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes   ☒ No ☐

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes ☒                          No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Non-accelerated filer	☐	Accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐   No  ☒.

At June 30, 2009, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $8,193,939,370.

The number of shares of the Registrant’s Common Stock outstanding on February 24, 2010 was 553,156,865.

Documents Incorporated by Reference

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2009.  Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

ANNALY CAPITAL MANAGEMENT, INC.
2009 FORM 10-K ANNUAL REPORT

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this annual report, and certain statements contained in our future filings with the Securities and Exchange Commission (the “SEC” or the “Commission”), in our press releases or in our other public or shareholder communications may not be based on historical facts and are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements, which are based on various assumptions (some of which are beyond our control), may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “anticipate,” “continue,” or similar terms or variations on those terms or the negative of those terms.  Actual results could differ materially from those set forth in forward-looking statements due to a variety of factors, including, but not limited to:

•	changes in interest rates,

•	changes in the yield curve,

•	changes in prepayment rates,

•	the availability of mortgage-backed securities and other securities for purchase,

•	the availability of financing and, if available, the terms of any financing,

•	changes in the market value of our assets,

•	changes in business conditions and the general economy,

•	our ability to consummate any contemplated investment opportunities,

•	risks associated with the investment advisory business of our wholly owned subsidiaries, including:

o	the removal by clients of assets managed,

o	their regulatory requirements, and

o	competition in the investment advisory business,

•	risks associated with the broker-dealer business of our subsidiary,

•	changes in government regulations affecting our business, and

•	our ability to maintain our qualification as a REIT for federal income tax purposes

No forward-looking statements can be guaranteed and actual future results may vary materially and we caution you not to place undue reliance on these forward-looking statements.  For a discussion of the risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, please see the information under the caption “Risk Factors” described in this Form 10-K.  We do not undertake, and specifically disclaim any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

PART I
ITEM 1.    BUSINESS

THE COMPANY

Background

We own, manage, and finance a portfolio of real estate related investment securities, including mortgage pass-through certificates, collateralized mortgage obligations (or CMOs), agency callable debentures, and other securities representing interests in or obligations backed by pools of mortgage loans.  Our principal business objective is to generate net income for distribution to our stockholders from the spread between the interest income on our investment securities and the cost of borrowings to finance our acquisition of investment securities and from dividends we receive from our subsidiaries.  Our wholly-owned subsidiaries offer diversified real estate, asset management and other financial services.  We are a Maryland corporation that commenced operations on February 18, 1997.  We are self-advised and self-managed.  We acquired Fixed Income Discount Advisory Company (or FIDAC) on June 4, 2004 and Merganser Capital Management, Inc. (or Merganser) on October 31, 2008.  FIDAC and Merganser manage a number of investment vehicles and separate accounts for which they earn fee income.  Our subsidiary, RCap Securities Inc. (or RCap), operates as a broker-dealer, and was granted membership in the Financial Industry Regulatory Authority (or FINRA) in January 2009.

We have elected and believe that we are organized and have operated in a manner that qualifies us to be taxed as a real estate investment trust (or REIT) under the Internal Revenue Code of 1986, as amended (or the Code).  If we qualify for taxation as a REIT, we generally will not be subject to federal income tax on our taxable income that is distributed to our stockholders.  Therefore, substantially all of our assets, other than FIDAC, Merganser and RCap, which are our taxable REIT subsidiaries, consist of qualified REIT real estate assets (of the type described in Section 856(c)(5)(B) of the Code).  We have financed our purchases of investment securities with the net proceeds of equity offerings and borrowings under repurchase agreements whose interest rates adjust based on changes in short-term market interest rates.

As used herein, “Annaly,” the “Company,” “we,” “our” and similar terms refer to Annaly Capital Management, Inc., unless the context indicates otherwise.

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

The remainder of our assets, comprising not more than 25% of our total assets, may consist of other qualified REIT real estate assets which are unrated or rated less than high quality, but which are at least “investment grade” (rated “BBB” or better by Standard & Poor’s Corporation (or S&P) or the equivalent by another nationally recognized rating agency) or, if not rated, we determine them to be of comparable credit quality to an investment which is rated “BBB” or better.  In addition, we may directly or indirectly invest part of this remaining 25% of our assets in other types of securities, including but without limitation, unrated debt, equity or derivative securities, to the extent consistent with our REIT qualification requirements.  The derivative securities in which we invest may include securities representing the right to receive interest only or a disproportionately large amount of interest, as well as inverse floaters, which may have imbedded leverage as part of their structural characteristics.

We may acquire mortgage-backed securities backed by single-family residential mortgage loans as well as securities backed by loans on multi-family, commercial or other real estate related properties.  To date, substantially all of the mortgage-backed securities that we have acquired have been backed by single-family residential mortgage loans.

To date, substantially all of the mortgage-backed securities that we have acquired have been agency mortgage-backed securities which, although not rated, carry an implied “AAA” rating.  Agency mortgage-backed securities are mortgage-backed securities for which a government agency or federally chartered corporation, such as the Federal Home Loan Mortgage Corporation (FHLMC or Freddie Mac), the Federal National Mortgage Association (FNMA or Fannie Mae), or the Government National Mortgage Association (GNMA or Ginnie Mae), guarantees payments of principal or interest on the securities.  Agency mortgage-backed securities consist of agency pass-through certificates and CMOs issued or guaranteed by an agency.  Pass-through certificates provide for a pass-through of the monthly interest and principal payments made by the borrowers on the underlying mortgage loans.  CMOs divide a pool of mortgage loans into multiple tranches with different principal and interest payment characteristics.

At December 31, 2009, approximately 21% of our investment securities were adjustable-rate pass-through certificates, approximately 74% of our investment securities were fixed-rate pass-through certificates or CMOs, and approximately 5% of our investment securities were CMO floaters.  Our adjustable-rate pass-through certificates are backed by adjustable-rate mortgage loans and have coupon rates which adjust over time, subject to interest rate caps and lag periods, in conjunction with changes in short-term interest rates.  Our fixed-rate pass-through certificates are backed by fixed-rate mortgage loans and have coupon rates which do not adjust over time.  CMO floaters are tranches of mortgage-backed securities where the interest rate adjusts in conjunction with changes in short-term interest rates.  CMO floaters may be backed by fixed-rate mortgage loans or, less often, by adjustable-rate mortgage loans.  In this Form 10-K, except where the context indicates otherwise, we use the term “adjustable-rate securities” or “adjustable-rate investment securities” to refer to adjustable-rate pass-through certificates, CMO floaters, and Agency debentures.  At December 31, 2009, the weighted average yield on our portfolio of earning assets was 4.51% and the weighted average term to next rate adjustment on adjustable rate securities was 33 months.

We may also invest in Federal Home Loan Bank (FHLB), FHLMC, and FNMA debentures. We refer to the mortgage-backed securities and agency debentures collectively as “Investment Securities.”  We intend to continue to invest in adjustable rate pass-through certificates, fixed-rate mortgage-backed securities, CMO floaters, and Agency debentures.  We may also invest on a limited basis in derivative securities which include securities representing the right to receive interest only or a disproportionately large amount of interest as well as inverse floaters, which may have imbedded leverage as part of their structural characteristics.  We have not and will not invest in real estate mortgage investment conduit (REMIC) residuals and other CMO residuals.

Borrowings

We attempt to structure our collateralized borrowings to have interest rate adjustment indices and interest rate adjustment periods that, on an aggregate basis, correspond generally to the interest rate adjustment indices and periods of our adjustable-rate investment securities.  However, periodic rate adjustments on our collateralized borrowings are generally more frequent than rate adjustments on our investment securities.  At December 31, 2009, the weighted average cost of funds for all of our collateralized borrowings was 2.11%, with the effect of swaps, the weighted average original term to maturity was 217 days, and the weighted average term to next rate adjustment of these collateralized borrowings was 170 days.

We generally expect to maintain a ratio of debt-to-equity of between 8:1 and 12:1, although the ratio may vary from time to time depending upon market conditions and other factors that our management deems relevant.  For purposes of calculating this ratio, our equity is equal to the value of our investment portfolio on a mark-to-market basis, less the book value of our obligations under repurchase agreements and other collateralized borrowings.  At December 31, 2009, our ratio of debt-to-equity was 5.7:1.

On February 9, 2010, we issued $500.0 million in aggregate principal amount of our 4% convertible senior notes due 2015 (Convertible Senior Notes) for net proceeds following underwriting expenses of approximately $484.8 million.  Interest on the notes will be paid semi-annually at a rate of 4% per year and the notes will mature on February 15, 2015 unless earlier repurchased or converted.  The notes will be convertible into shares of common stock at an initial conversion rate of 46.6070 shares of common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $21.456 per share of common stock, subject to adjustment in certain circumstances.

Hedging

To the extent consistent with our election to qualify as a REIT, we enter into hedging transactions to attempt to protect our investment securities and related borrowings against the effects of major interest rate changes.  This hedging would be used to mitigate declines in the market value of our investment securities during periods of increasing or decreasing interest rates and to limit or cap the interest rates on our borrowings.  These transactions would be entered into solely for the purpose of hedging interest rate or prepayment risk and not for speculative purposes.  In connection with our interest rate risk management strategy, we hedge a portion of our interest rate risk by entering into derivative financial instrument contracts.  As of December 31, 2009, we had $21.5 billion in interest rate swaps, which in effect modify the cash flows on repurchase agreements.

Our Subsidiaries

FIDAC, an investment advisor registered with the Securities and Exchange Commission, is a fixed-income investment management company specializing in managing fixed income investments in residential mortgage-backed securities, commercial mortgage-backed securities and collateralized debt obligations for various investment vehicles and separate accounts.  FIDAC also has experience in managing and structuring debt financing associated with various asset classes and serves as a liquidation agent of collateralized debt obligations.  FIDAC commenced active investment management operations in 1994.  At September 30, 2009, FIDAC was the adviser or sub-adviser for investment vehicles and separate accounts.  The team managing Annaly plays the same roles at FIDAC.

Merganser, an investment advisor registered with the Securities and Exchange Commission, has expertise in a variety of fixed income strategies and focuses on managing each portfolio based on each client’s specific investment principles.  Merganser serves a diverse group of clients in a variety of disciplines nationwide including pension, public, operating, Taft-Hartley and endowment funds as well as defined contribution plans. Merganser’s investment team maintains a careful balance of risk management and performance by employing fundamental security analysis and by trading in an environment supported by state-of-the-art technology, infrastructure and operations.

RCap operates as a broker-dealer and was granted membership in the Financial Industry Regulatory Authority (or FINRA) in January 2009.

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

Executive Officers of the Company

The following table sets forth certain information as of February 25, 2010 concerning our executive officers:

Name	Age	Position held with the Company

Michael A.J. Farrell	58	Chairman of the Board, Chief Executive Officer and President

Wellington J. Denahan-Norris	46	Vice Chairman of the Board, Chief Investment Officer and Chief Operating Officer

Kathryn F. Fagan	43	Chief Financial Officer and Treasurer

R. Nicholas Singh	50	Executive Vice President, General Counsel, Secretary and Chief Compliance Officer

James P. Fortescue	36	Managing Director and Head of Liabilities

Kristopher Konrad	35	Managing Director and Co-Head Portfolio Management

Rose-Marie Lyght	36	Managing Director and Co-Head Portfolio Management

Jeremy Diamond	46	Managing Director

Ronald Kazel	42	Managing Director

Mr. Farrell and Ms. Denahan-Norris have an average of 25 years experience in the investment banking and investment management industries where, in various capacities, they have each managed portfolios of mortgage-backed securities, arranged collateralized borrowings and utilized hedging techniques to mitigate interest rate and other risk within fixed-income portfolios.  Ms. Fagan is a certified public accountant and, prior to becoming our Chief Financial Officer and Treasurer, served as Chief Financial Officer and Controller of a publicly owned savings and loan association.    Mr. Singh joined Annaly in February 2005.  Prior to that, he was a partner in the law firm of McKee Nelson LLP.  Mr. Fortescue joined Annaly in 1997.  Mr. Konrad joined Annaly in 1997.  Ms. Lyght joined Annaly in April 1999.  Mr. Diamond joined Annaly in March 2002.  Mr. Kazel joined Annaly in December 2001.  We and our subsidiaries had 87 full-time employees at December 31, 2009.

Distributions

  To maintain our qualification as a REIT, we must distribute substantially all of our taxable income to our stockholders each year.  We have done this in the past and intend to continue to do so in the future.  We also have declared and paid regular quarterly dividends in the past and intend to do so in the future.  We have adopted a dividend reinvestment plan to enable holders of common stock to reinvest dividends automatically in additional shares of common stock.

BUSINESS STRATEGY

General

           Our principal business objective is to generate income for distribution to our stockholders, primarily from the net cash flows on our investment securities.  Our net cash flows result primarily from the difference between the interest income on our investment securities and borrowing costs of our repurchase agreements and from dividends we receive from our subsidiaries.  To achieve our business objective and generate dividend yields, our strategy is:

▪	to acquire mortgage-backed securities that we believe:

-	we have the necessary expertise to evaluate and manage;

-      we can readily finance;

-	are consistent with our balance sheet guidelines and risk management objectives; and

-      provide attractive investment returns in a range of scenarios;

▪
to finance purchases of mortgage-backed securities with the proceeds of equity offerings and, to the extent permitted by our capital investment policy, to utilize leverage to increase potential returns to stockholders through borrowings;

▪
to attempt to structure our borrowings to have interest rate adjustment indices and interest rate adjustment periods that, on an aggregate basis, generally correspond to the interest rate adjustment indices and interest rate adjustment periods of our adjustable-rate mortgage-backed securities;

▪	to seek to minimize prepayment risk by structuring a diversified portfolio with a variety of prepayment characteristics and through other means; and

▪	to issue new equity or debt and increase the size of our balance sheet when opportunities in the market for mortgage-backed securities are likely to allow growth in earnings per share.

We believe we are able to obtain cost efficiencies through our facilities-sharing arrangement with FIDAC and RCap and by virtue of our management’s experience in managing portfolios of mortgage-backed securities and arranging collateralized borrowings.  We will strive to become even more cost-efficient over time by:

▪	seeking to raise additional capital from time to time in order to increase our ability to invest in mortgage-backed securities;

▪
striving to lower our effective borrowing costs by seeking direct funding with collateralized lenders, rather than using financial intermediaries, and investigating the possibility of using commercial paper and medium term note programs;

▪	improving the efficiency of our balance sheet structure by investigating the issuance of uncollateralized subordinated debt, preferred stock and other forms of capital; and

▪	utilizing information technology in our business, including improving our ability to monitor the performance of our investment securities and to lower our operating costs.

Mortgage-Backed Securities

General

To date, substantially all of the mortgage-backed securities that we have acquired have been agency mortgage-backed securities which, although not rated, carry an implied “AAA” rating.  Agency mortgage-backed securities are mortgage-backed securities where a government agency or federally chartered corporation, such as FHLMC, FNMA or GNMA, guarantees payments of principal or interest on the securities.  Agency mortgage-backed securities consist of agency pass-through certificates and CMOs issued or guaranteed by an agency.

Even though to date we have only acquired mortgage backed securities with an implied “AAA” rating, under our capital investment policy, we have the ability to acquire securities of lower quality.  Under our policy, at least 75% of our total assets must be high quality mortgage-backed securities and short-term investments.  High quality securities are securities (1) that are rated within one of the two highest rating categories by at least one of the nationally recognized rating agencies, (2) that are unrated but are guaranteed by the United States government or an agency of the United States government, or (3) that are unrated or whose ratings have not been updated but that our management determines are of comparable quality to rated high quality mortgage-backed securities.

Under our capital investment policy, the remainder of our assets, comprising not more than 25% of total assets, may consist of mortgage-backed securities and other qualified REIT real estate assets which are unrated or rated less than high quality, but which are at least “investment grade” (rated “BBB” or better by S&P or the equivalent by another nationally recognized rating organization) or, if not rated, we determine them to be of comparable credit quality to an investment which is rated “BBB” or better.  In addition, we may directly or indirectly invest part of this remaining 25% of our assets in other types of securities, including without limitation, unrated debt, equity or derivative securities, to the extent consistent with our REIT qualification requirements.  The derivative securities in which we invest may include securities representing the right to receive interest only or a disproportionately large amount of interest, as well as inverse floaters, which may have imbedded leverage as part of their structural characteristics. We intend to structure our portfolio to maintain a minimum weighted average rating (including our deemed comparable ratings for unrated mortgage-backed securities) of our mortgage-backed securities of at least single “A” under the S&P rating system and at the comparable level under the other rating systems.

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

At December 31, 2009, our mortgage-backed securities consisted of pass-through certificates and collateralized mortgage obligations issued or guaranteed by FHLMC, FNMA or GNMA.  We have not, and will not, invest in REMIC residuals and other CMO residuals.

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

Mortgage-backed securities differ from other forms of traditional debt securities, which normally provide for periodic payments of interest in fixed amounts with principal payments at maturity or on specified call dates.  Instead, mortgage-backed securities provide for a monthly payment, which consists of both interest and principal.  In effect, these payments are a “pass-through” of the monthly interest and principal payments made by the individual borrower on the mortgage loans, net of any fees paid to the issuer or guarantor of the securities.  Additional payments result from prepayments of principal upon the sale, refinancing or foreclosure of the underlying residential property, net of fees or costs which may be incurred.  Some mortgage-backed securities, such as securities issued by GNMA, are described as “modified pass-through”.  These securities entitle the holder to receive all interest and principal payments owed on the mortgage pool, net of certain fees, regardless of whether the mortgagors actually make mortgage payments when due.

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

FHLMC Certificates

FHLMC is a privately-owned government-sponsored enterprise created pursuant to an Act of Congress on July 24, 1970.  The principal activity of FHLMC currently consists of the purchase of mortgage loans or participation interests in mortgage loans and the resale of the loans and participations in the form of guaranteed mortgage-backed securities.  FHLMC guarantees to each holder of FHLMC certificates the timely payment of interest at the applicable pass-through rate and ultimate collection of all principal on the holder’s pro rata share of the unpaid principal balance of the related mortgage loans, but does not guarantee the timely payment of scheduled principal of the underlying mortgage loans.  The obligations of FHLMC under its guarantees are solely those of FHLMC and are not backed by the full faith and credit of the United States.  If FHLMC were unable to satisfy these obligations, distributions to holders of FHLMC certificates would consist solely of payments and other recoveries on the underlying mortgage loans and, accordingly, defaults and delinquencies on the underlying mortgage loans would adversely affect monthly distributions to holders of FHLMC certificates.

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

FHLMC certificates may pay interest at a fixed rate or an adjustable rate.  The interest rate paid on adjustable-rate FHLMC certificates (FHLMC ARMs) adjusts periodically within 60 days prior to the month in which the interest rates on the underlying mortgage loans adjust.  The interest rates paid on certificates issued under FHLMC’s standard ARM programs adjust in relation to the Treasury index.  Other specified indices used in FHLMC ARM programs include the 11th District Cost of Funds Index published by the Federal Home Loan Bank of San Francisco, LIBOR and other indices.  Interest rates paid on fully-indexed FHLMC ARM certificates equal the applicable index rate plus a specified number of basis points.  The majority of series of FHLMC ARM certificates issued to date have evidenced pools of mortgage loans with monthly, semi-annual or annual interest adjustments.  Adjustments in the interest rates paid are generally limited to an annual increase or decrease of either 100 or 200 basis points and to a lifetime cap of 500 or 600 basis points over the initial interest rate.  Certain FHLMC programs include mortgage loans which allow the borrower to convert the adjustable mortgage interest rate to a fixed rate.  Adjustable-rate mortgages which are converted into fixed-rate mortgage loans are repurchased by FHLMC or by the seller of the loan to FHLMC at the unpaid principal balance of the loan plus accrued interest to the due date of the last adjustable rate interest payment.

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

FNMA certificates may be backed by pools of single-family or multi-family mortgage loans.  The original term to maturity of any such mortgage loan generally does not exceed 40 years.  FNMA certificates may pay interest at a fixed rate or an adjustable rate.  Each series of FNMA ARM certificates bears an initial interest rate and margin tied to an index based on all loans in the related pool, less a fixed percentage representing servicing compensation and FNMA’s guarantee fee.  The specified index used in different series has included the Treasury Index, the 11th District Cost of Funds Index published by the Federal Home Loan Bank of San Francisco, LIBOR and other indices.  Interest rates paid on fully-indexed FNMA ARM certificates equal the applicable index rate plus a specified number of basis points.  The majority of series of FNMA ARM certificates issued to date have evidenced pools of mortgage loans with monthly, semi-annual or annual interest rate adjustments.  Adjustments in the interest rates paid are generally limited to an annual increase or decrease of either 100 or 200 basis points and to a lifetime cap of 500 or 600 basis points over the initial interest rate.  Certain FNMA programs include mortgage loans which allow the borrower to convert the adjustable mortgage interest rate of the ARM to a fixed rate.  Adjustable-rate mortgages which are converted into fixed-rate mortgage loans are repurchased by FNMA or by the seller of the loans to FNMA at the unpaid principal of the loan plus accrued interest to the due date of the last adjustable rate interest payment.  Adjustments to the interest rates on FNMA ARM certificates are typically subject to lifetime caps and periodic rate or payment caps.

GNMA Certificates

GNMA is a wholly owned corporate instrumentality of the United States within the Department of Housing and Urban Development (HUD).  The National Housing Act of 1934 authorizes GNMA to guarantee the timely payment of the principal of and interest on certificates which represent an interest in a pool of mortgages insured by the Federal Housing Administration (FHA) or partially guaranteed by the Department of Veterans Affairs and other loans eligible for inclusion in mortgage pools underlying GNMA certificates.  Section 306(g) of the Housing Act provides that the full faith and credit of the United States is pledged to the payment of all amounts which may be required to be paid under any guaranty by GNMA.

At present, most GNMA certificates are backed by single-family mortgage loans.  The interest rate paid on GNMA certificates may be a fixed rate or an adjustable rate.  The interest rate on GNMA certificates issued under GNMA’s standard ARM program adjusts annually in relation to the Treasury index.  Adjustments in the interest rate are generally limited to an annual increase or decrease of 100 basis points and to a lifetime cap of 500 basis points over the initial coupon rate.

Single-Family and Multi-Family Privately-Issued Certificates

Single-family and multi-family privately-issued certificates are pass-through certificates that are not issued by one of the agencies and that are backed by a pool of conventional single-family or multi-family mortgage loans.  These certificates are issued by originators of, investors in, and other owners of mortgage loans, including savings and loan associations, savings banks, commercial banks, mortgage banks, investment banks and special purpose “conduit” subsidiaries of these institutions.

While agency pass-through certificates are backed by the express obligation or guarantee of one of the agencies, as described above, privately-issued certificates are generally covered by one or more forms of private (i.e., non-governmental) credit enhancements.  These credit enhancements provide an extra layer of loss coverage in the event that losses are incurred upon foreclosure sales or other liquidations of underlying mortgaged properties in amounts that exceed the equity holder’s equity interest in the property.  Forms of credit enhancements include limited issuer guarantees, reserve funds, private mortgage guaranty pool insurance, over-collateralization and subordination.

Subordination is a form of credit enhancement frequently used and involves the issuance of classes of senior and subordinated mortgage-backed securities.  These classes are structured into a hierarchy to allocate losses on the underlying mortgage loans and also for defining priority of rights to payment of principal and interest.  Typically, one or more classes of senior securities are created which are rated in one of the two highest rating levels by one or more nationally recognized rating agencies and which are supported by one or more classes of mezzanine securities and subordinated securities that bear losses on the underlying loans prior to the classes of senior securities. Mezzanine securities, as used in this Form 10-K, refers to classes that are rated below the two highest levels, but no lower than a single “B” rating under the S&P rating system (or comparable level under other rating systems) and are supported by one or more classes of subordinated securities which bear realized losses prior to the classes of mezzanine securities. Subordinated securities, as used in this Form 10-K, refers to any class that bears the “first loss” from losses from underlying mortgage loans or that is rated below a single “B” level (or, if unrated, we deem it to be below that level).  In some cases, only classes of senior securities and subordinated securities are issued.  By adjusting the priority of interest and principal payments on each class of a given series of senior-subordinated mortgage-backed securities, issuers are able to create classes of mortgage-backed securities with varying degrees of credit exposure, prepayment exposure and potential total return, tailored to meet the needs of sophisticated institutional investors.

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

In a CMO, a series of bonds or certificates is issued in multiple classes.  Each class of CMOs, often referred to as a “tranche,” is issued at a specific coupon rate (which, as discussed below, may be an adjustable rate subject to a cap) and has a stated maturity or final distribution date.  Principal prepayments on collateral underlying a CMO may cause it to be retired substantially earlier than the stated maturity or final distribution date.  Interest is paid or accrues on all classes of a CMO on a monthly, quarterly or semi-annual basis.  The principal and interest on underlying mortgages may be allocated among the several classes of a series of a CMO in many ways.  In a common structure, payments of principal, including any principal prepayments, on the underlying mortgages are applied to the classes of the series of a CMO in the order of their respective stated maturities or final distribution dates, so that no payment of principal will be made on any class of a CMO until all other classes having an earlier stated maturity or final distribution date have been paid in full.

Other types of CMO issues include classes such as parallel pay CMOs, some of which, such as planned amortization class CMOs (“PAC bonds”), provide protection against prepayment uncertainty.  Parallel pay CMOs are structured to provide payments of principal on certain payment dates to more than one class.  These simultaneous payments are taken into account in calculating the stated maturity date or final distribution date of each class which, as with other CMO structures, must be retired by its stated maturity date or final distribution date but may be retired earlier.  PAC bonds generally require payment of a specified amount of principal on each payment date so long as prepayment speeds on the underlying collateral fall within a specified range.

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

A CMO may be subject to the issuer’s right to redeem the CMO prior to its stated maturity date, which may diminish the anticipated return on our investment.  Privately-issued CMOs are supported by private credit enhancements similar to those used for privately-issued certificates and are often issued as senior-subordinated mortgage-backed securities.  We will only acquire CMOs or multi-class pass-through certificates that constitute debt obligations or beneficial ownership in grantor trusts holding mortgage loans, or regular interests in REMICs, or that otherwise constitute qualified REIT real estate assets under the Internal Revenue Code (provided that we have obtained a favorable opinion of our tax advisor or a ruling from the IRS to that effect).

Adjustable-Rate Mortgage Pass-Through Certificates and Floating Rate Mortgage-Backed Securities

Some of the mortgage pass-through certificates we acquire are adjustable-rate mortgage pass-through certificates.  This means that their interest rates may vary over time based upon changes in an objective index, such as:

•	LIBOR or the London Interbank Offered Rate. The interest rate that banks in London offer for deposits in London of U.S. dollars.

•	Treasury Index. A monthly or weekly average yield of benchmark U.S. Treasury securities, as published by the Federal Reserve Board.

•	CD Rate. The weekly average of secondary market interest rates on six-month negotiable certificates of deposit, as published by the Federal Reserve Board.

These indices generally reflect short-term interest rates.  The underlying mortgages for adjustable-rate mortgage pass-through certificates are adjustable-rate mortgage loans (“ARMs”).

We also acquire CMO floaters.  One or more tranches of a CMO may have coupon rates that reset periodically at a specified increment over an index such as LIBOR.  These adjustable-rate tranches are sometimes known as CMO floaters and may be backed by fixed or adjustable-rate mortgages.

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

Adjustable-rate mortgage pass-through certificates and floaters, like other mortgage-backed securities, differ from conventional bonds in that principal is to be paid back over the life of the security rather than at maturity.  As a result, we receive monthly scheduled payments of principal and interest on these securities and may receive unscheduled principal payments representing prepayments on the underlying mortgages.  When we reinvest the payments and any unscheduled prepayments we receive, we may receive a rate of interest on the reinvestment which is lower than the rate on the existing security.  For this reason, adjustable-rate mortgage pass-through certificates and floaters are less effective than longer-term debt securities as a means of “locking in” longer-term interest rates.  Accordingly, adjustable-rate mortgage pass-through certificates and floaters, while generally having less risk of price decline during periods of rapidly rising interest rates than fixed-rate mortgage-backed securities of comparable maturities, have less potential for capital appreciation than fixed-rate securities during periods of declining interest rates.

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

Other Floating Rate Instruments

We may also invest in structured floating-rate notes issued or guaranteed by government agencies, such as FNMA and FHLMC.  These instruments are typically structured to reflect an interest rate arbitrage (i.e., the difference between the agency’s cost of funds and the income stream from specified assets of the agency) and their reset formulas may provide more attractive returns than other floating rate instruments. The indices used to determine resets are the same as those described above.

Mortgage Loans

As of December 31, 2009, we have not invested directly in mortgage loans, but we may from time-to-time invest a small percentage of our assets directly in single-family, multi-family or commercial mortgage loans.  We expect that the majority of these mortgage loans would be ARM pass-through certificates.  The interest rate on an ARM pass-through certificate is typically tied to an index (such as LIBOR or the interest rate on Treasury bills), and is adjustable periodically at specified intervals.  These mortgage loans are typically subject to lifetime interest rate caps and periodic interest rate or payment caps.  The acquisition of mortgage loans generally involves credit risk.  We may obtain credit enhancement to mitigate this risk; however, there can be no assurances that we will be able to obtain credit enhancement or that credit enhancement would mitigate the credit risk of the underlying mortgage loans.

Capital Investment Policy

Asset Acquisitions

Our capital investment policy provides that at least 75% of our total assets will be comprised of high quality mortgage-backed securities and short-term investments.  The remainder of our assets (comprising not more than 25% of total assets), may consist of mortgage-backed securities and other qualified REIT real estate assets which are unrated or rated less than high quality but which are at least “investment grade” (rated “BBB” or better) or, if not rated, are determined by us to be of comparable credit quality to an investment which is rated “BBB” or better.  In addition, we may directly or indirectly invest part of this remaining 25% of our assets in other types of securities, including without limitation, unrated debt, equity or derivative securities, to the extent consistent with our REIT qualification requirements.  The derivative securities in which we invest may include securities representing the right to receive interest only or a disproportionately large amount of interest, as well as inverse floaters, which may have imbedded leverage as part of their structural characteristics.

Our capital investment policy requires that we structure our portfolio to maintain a minimum weighted average rating (including our deemed comparable ratings for unrated mortgage-backed securities) of our mortgage-backed securities of at least single “A” under the S&P rating system and at the comparable level under the other rating systems.  To date, substantially all of the mortgage-backed securities we have acquired have been pass-through certificates or CMOs issued or guaranteed by FHLMC, FNMA or GNMA which, although not rated, have an implied “AAA” rating.

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

Among the asset choices available to us, our policy is to acquire those mortgage-backed securities which we believe generate the highest returns on capital invested, after consideration of the following:

▪	the amount and nature of anticipated cash flows from the asset;

▪	our ability to pledge the asset to secure collateralized borrowings;

▪	the increase in our capital requirement determined by our capital investment policy resulting from the purchase and financing of the asset; and

▪	the costs of financing, hedging and managing the asset.

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

We generally intend to hold mortgage-backed securities for extended periods.  In addition, the REIT provisions of the Internal Revenue Code limit in certain respects our ability to sell mortgage-backed securities.  We may decide however to sell assets from time to time, for a number of reasons, including our desire to dispose of an asset as to which credit risk concerns have arisen, to reduce interest rate risk, to substitute one type of mortgage-backed security for another, to improve yield or to maintain compliance with the 55% requirement under the Investment Company Act, or generally to re-structure the balance sheet when we deem advisable.  Our board of directors has not adopted any policy that would restrict management’s authority to determine the timing of sales or the selection of mortgage-backed securities to be sold.

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

Credit Risk Management

           Although we do not expect to encounter credit risk in our Investment Securities, we face credit risk on the portions of our portfolio which are not Investment Securities.  In addition, our use of repurchase agreements and interest rate swaps creates exposure to credit risk relating to potential losses that could be recognized if the counterparties to these instruments fail to perform their obligations under the contracts.  In the event of a default by the counterparty, we could have difficulty obtaining our MBS pledged as collateral for swaps.  We review credit risk and other risk of loss associated with each investment and determine the appropriate allocation of capital to apply to the investment under our capital investment policy.  Our management will monitor the overall portfolio risk and determine appropriate levels of provision for loss.

Capital and Leverage

We expect generally to maintain a debt-to-equity ratio of between 8:1 and 12:1, although the ratio may vary from time-to-time depending upon market conditions and other factors our management deems relevant, including the composition of our balance sheet, haircut levels required by lenders, the market value of the mortgage-backed securities in our portfolio and “excess capital cushion” percentages (as described below) set by our board of directors from time to time.  For purposes of calculating this ratio, our equity (or capital base) is equal to the value of our investment portfolio on a mark-to-market basis less the book value of our obligations under repurchase agreements and other collateralized borrowings.  For the calculation of this ratio, equity includes the Series B Cumulative Convertible Preferred Stock, which is not included  in equity under Generally Accepted Accounting Principles.

Our goal is to strike a balance between the under-utilization of leverage, which reduces potential returns to stockholders, and the over-utilization of leverage, which could reduce our ability to meet our obligations during adverse market conditions.  Our capital investment policy limits our ability to acquire additional assets during times when our debt-to-equity ratio exceeds 12:1.  At December 31, 2009, our ratio of debt-to-equity was 5.7:1.  Our capital base represents the approximate liquidation value of our investments and approximates the market value of assets that we can pledge or sell to meet over-collateralization requirements for our borrowings.  The unpledged portion of our capital base is available for us to pledge or sell as necessary to maintain over-collateralization levels for our borrowings.

We are prohibited from acquiring additional assets during periods when our capital base is less than the minimum amount required under our capital investment policy, except as may be necessary to maintain REIT status or our exemption from the Investment Company Act of 1940, as amended (the “Investment Company Act”).  In addition, when our capital base falls below our risk-managed capital requirement, our management is required to submit to our board of directors a plan for bringing our capital base into compliance with our capital investment policy guidelines.  We anticipate that in most circumstances we can achieve this goal without overt management action through the natural process of mortgage principal repayments.  We anticipate that our capital base is likely to exceed our risk-managed capital requirement during periods following new equity offerings and during periods of falling interest rates and that our capital base could fall below the risk-managed capital requirement during periods of rising interest rates.

The first component of our capital requirements is the current aggregate over-collateralization amount or “haircut” the lenders require us to hold as capital.  The haircut for each mortgage-backed security is determined by our lenders based on the risk characteristics and liquidity of the asset.  Should the market value of our pledged assets decline, we will be required to deliver additional collateral to our lenders to maintain a constant over-collateralization level on our borrowings.

The second component of our capital requirement is the “excess capital cushion.”  This is an amount of capital in excess of the haircuts required by our lenders.  We maintain the excess capital cushion to meet the demands of our lenders for additional collateral should the market value of our mortgage-backed securities decline.  The aggregate excess capital cushion equals the sum of liquidity cushion amounts assigned under our capital investment policy to each of our mortgage-backed securities.  We assign excess capital cushions to each mortgage-backed security based on our assessment of the mortgage-backed security’s market price volatility, credit risk, liquidity and attractiveness for use as collateral by lenders.  The process of assigning excess capital cushions relies on our management’s ability to identify and weigh the relative importance of these and other factors.  In assigning excess capital cushions, we also give consideration to hedges associated with the mortgage-backed security and any effect such hedges may have on reducing net market price volatility, concentration or diversification of credit and other risks in the balance sheet as a whole and the net cash flows that we can expect from the interaction of the various components of our balance sheet.

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

A repurchase agreement, although structured as a sale and repurchase obligation, acts as a financing under which we effectively pledge our mortgage-backed securities as collateral to secure a short-term loan.  Generally, the other party to the agreement makes the loan in an amount equal to a percentage of the market value of the pledged collateral.  At the maturity of the repurchase agreement, we are required to repay the loan and correspondingly receive back our collateral.  While used as collateral, the mortgage-backed securities continue to pay principal and interest which are for our benefit.  In the event of our insolvency or bankruptcy, certain repurchase agreements may qualify for special treatment under the Bankruptcy Code, the effect of which, among other things, would be to allow the creditor under the agreement to avoid the automatic stay provisions of the Bankruptcy Code and to foreclose on the collateral without delay.  In the event of the insolvency or bankruptcy of a lender during the term of a repurchase agreement, the lender may be permitted, under applicable insolvency laws, to repudiate the contract, and our claim against the lender for damages may be treated simply as an unsecured creditor.  In addition, if the lender is a broker or dealer subject to the Securities Investor Protection Act of 1970, or an insured depository institution subject to the Federal Deposit Insurance Act, our ability to exercise our rights to recover our securities under a repurchase agreement or to be compensated for any damages resulting from the lender’s insolvency may be further limited by those statutes.  These claims would be subject to significant delay and, if and when received, may be substantially less than the damages we actually incur.

Substantially all of our collateralized borrowing agreements require us to deposit additional collateral in the event the market value of existing collateral declines, which may require us to sell assets to reduce our borrowings.  We have designed our liquidity management policy to maintain a cushion of equity sufficient to provide required liquidity to respond to the effects under our borrowing arrangements of interest rate movements and changes in market value of our mortgage-backed securities, as described above.  However, a major disruption of the repurchase or other market that we rely on for short-term borrowings would have a material adverse effect on us unless we were able to arrange alternative sources of financing on comparable terms.

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

▪
we attempt to structure our borrowings to have interest rate adjustment indices and interest rate adjustment periods that, on an aggregate basis, generally correspond to the interest rate adjustment indices and interest rate adjustment periods of our adjustable-rate mortgage-backed securities; and

▪
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

We seek to build a balance sheet and undertake an interest rate risk management program which is likely to generate positive earnings and maintain an equity liquidation value sufficient to maintain operations given a variety of potentially adverse circumstances.  Accordingly, our interest rate risk management program addresses both income preservation, as discussed above, and capital preservation concerns.  For capital preservation, we monitor our “duration.”  This is the expected percentage change in market value of our assets that would be caused by a 1% change in short and long-term interest rates.  To monitor weighted average duration and the related risks of fluctuations in the liquidation value of our equity, we model the impact of various economic scenarios on the market value of our mortgage-backed securities and liabilities.  At December 31, 2009, we estimate that the duration of our assets was 2.04 years and giving effect to the swap transactions, our weighted average duration was 0.83 years.  We believe that our interest rate risk management program will allow us to maintain operations throughout a wide variety of potentially adverse circumstances.  Nevertheless, in order to further preserve our capital base (and lower our duration) during periods when we believe a trend of rapidly rising interest rates has been established, we may decide to increase hedging activities or to sell assets.  Each of these actions may lower our earnings and dividends in the short term to further our objective of maintaining attractive levels of earnings and dividends over the long term.

We may elect to conduct a portion of our hedging operations through one or more subsidiary corporations, each of which we would elect to treat as a “taxable REIT subsidiary.”  To comply with the asset tests applicable to us as a REIT, we could own 100% of the voting stock of such subsidiary, provided that the value of the stock that we own in all such taxable REIT subsidiaries does not exceed 25% of the value of our total assets at the close of any calendar quarter.  A taxable subsidiary, such as FIDAC, Merganser, and RCap, would not elect REIT status and would distribute any net profit after taxes to us.  Any dividend income we receive from the taxable subsidiaries (combined with all other income generated from our assets, other than qualified REIT real estate assets) must not exceed 25% of our gross income.

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

Potential Acquisitions, Strategic Alliances and Other Investments

From time-to-time we have explored possible transactions to enhance our operations and growth, including entering into new businesses, acquisitions of other businesses or assets, investments in other entities, joint venture arrangements, or strategic alliances. We entered into the broker-dealer business during the first quarter of January 2009, through our subsidiary RCap, which was granted membership in FINRA in January 2009.  On October 31, 2008 we consummated our acquisition of Merganser which is a registered investment advisor.  We own approximately 45.0 million shares of common stock of Chimera Investment Corporation, or Chimera.  Chimera is a publicly traded, specialty finance company that acquires, manages, and finances, directly or through its subsidiaries, residential mortgage loans, residential mortgage-backed securities, real estate related securities and various other asset classes.  Chimera is externally managed by FIDAC and has elected and qualify to be taxed as a REIT for federal income tax purposes.  We own approximately 4.5  million shares of common stock of CreXus Investment Corp., or CreXus.  CreXus is a publicly traded, specialty finance company that acquires, manages, and finances, directly or through its subsidiaries, commercial mortgage loans and other commercial real estate debt, commercial mortgage-backed securities, or CMBS, and other commercial real estate-related assets.  CreXus is externally managed by FIDAC and intends to elect and qualify to be taxed as a REIT for federal income tax purposes.  We also own an investment fund.

We may, from time-to-time, continue to explore possible new businesses, acquisitions, investments, joint venture arrangements and strategic alliances which may enhance our operations and assist our and our subsidiaries’ growth.

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

At the Market Sales Programs

We have entered into an ATM Equity Offeringsm Sales Agreement with Merrill Lynch & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (or Merrill Lynch), relating to the sale of shares of our common stock from time to time through Merrill Lynch.  We have also entered into a ATM Equity Sales Agreement with UBS Securities LLC (or UBS Securities), relating to the sale of shares of our common stock from time to time through UBS Securities.  Under these agreements, sales of the shares, if any, will be made by means of ordinary brokers’ transaction of the New York Stock Exchange at market prices.

Legal Proceedings

From time-to-time, we are involved in various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial statements.

Employees

As of December 31, 2009, we and our subsidiaries had 87 full time employees.  None of our employees are subject to any collective bargaining agreements.  We believe we have good relations with our employees.

Available Information

Our investor relations website is www.annaly.com.  We make available on this website under “Financial Reports and SEC filings,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the SEC.

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

Our results of operations are materially affected by conditions in the markets for mortgages and mortgage-related assets, including Mortgage-Backed Securities, as well as the broader financial markets and the economy generally.  Beginning in the summer of 2007, significant adverse changes in financial market conditions resulted in a deleveraging of the entire global financial system and the forced sale of large quantities of mortgage-related and other financial assets.  Concerns over economic recession, geopolitical issues, unemployment, the availability and cost of financing, the mortgage market and a declining real estate market contributed to increased volatility and diminished expectations for the economy and markets.  As a result of these conditions, many traditional mortgage investors suffered severe losses in their residential mortgage portfolios and several major market participants failed or have been impaired, resulting in a significant contraction in market liquidity for mortgage-related assets.  This illiquidity negatively affected both the terms and availability of financing for all mortgage-related assets.  Further increased volatility and deterioration in the markets for mortgages and mortgage-related assets as well as the broader financial markets may adversely affect the performance and market value of our Mortgage-Backed Securities.  If these conditions persist, institutions from which we seek financing for our investments may tighten their lending standards or become insolvent, which could make it more difficult for us to obtain financing on favorable terms or at all.  Our profitability may be adversely affected if we are unable to obtain cost-effective financing for our investments.  Continued adverse developments in the broader residential mortgage market may adversely affect the value of the assets in which we invest.

Since the summer of 2007, the residential mortgage market in the United States experienced a variety of difficulties and changed economic conditions, including defaults, credit losses and liquidity concerns.  Certain commercial banks, investment banks and insurance companies have announced extensive losses from exposure to the residential mortgage market.  These losses have reduced financial industry capital, leading to reduced liquidity for some institutions.  These factors have impacted investor perception of the risk associated with Mortgage-Backed Securities in which we invest.  As a result, values for Mortgage-Backed Securities in which we invest have experienced a certain amount of volatility.  Further increased volatility and deterioration in the broader residential mortgage and Mortgage-Backed Securities markets may adversely affect the performance and market value of our investments.  Any decline in the value of our investments, or perceived market uncertainty about their value, would likely make it difficult for us to obtain financing on favorable terms or at all, or maintain our compliance with terms of any financing arrangements already in place.

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

Due to increased market concerns about Fannie Mae and Freddie Mac’s ability to withstand future credit losses associated with securities held in their investment portfolios, and on which they provide guarantees, without the direct support of the U.S. Government, on July 30, 2008, Congress passed the Housing and Economic Recovery Act of 2008, or the HERA.  Among other things, the HERA established the Federal Housing Finance Agency, or FHFA, which has broad regulatory powers over Fannie Mae and Freddie Mac.  On September 6, 2008, the FHFA placed Fannie Mae and Freddie Mac into conservatorship and, together with the Treasury, established a program designed to boost investor confidence in Fannie Mae’s and Freddie Mac’s debt and mortgage-backed securities.  As the conservator of Fannie Mae and Freddie Mac, the FHFA controls and directs the operations of Fannie Mae and Freddie Mac and may (1) take over the assets of and operate Fannie Mae and Freddie Mac with all the powers of the shareholders, the directors and the officers of Fannie Mae and Freddie Mac and conduct all business of Fannie Mae and Freddie Mac; (2) collect all obligations and money due to Fannie Mae and Freddie Mac; (3) perform all functions of Fannie Mae and Freddie Mac which are consistent with the conservator’s appointment; (4) preserve and conserve the assets and property of Fannie Mae and Freddie Mac; and (5) contract for assistance in fulfilling any function, activity, action or duty of the conservator. A primary focus of this new legislation is to increase the availability of mortgage financing by allowing Fannie Mae and Freddie Mac to continue to grow their guarantee business without limit, while limiting net purchases of Mortgage-Backed Securities to a modest amount through the end of 2009. It is currently planned for Fannie Mae and Freddie Mac to reduce gradually their Mortgage-Backed Securities portfolios beginning in 2010.

In addition to FHFA becoming the conservator of Fannie Mae and Freddie Mac, the Treasury and FHFA have entered into Preferred Stock Purchase Agreements (PSPAs) between the Treasury and Fannie Mae and Freddie Mac pursuant to which the Treasury will ensure that each of Fannie Mae and Freddie Mac maintains a positive net worth. On December 24, 2009, the U.S. Treasury amended the terms of the U.S. Treasury’s  PSPAs with Fannie Mae and Freddie Mac to remove the $200 billion per institution limit established under the PSPAs until the end of 2012.  The U.S. Treasury also amended the PSPAs with respect to the requirements for Fannie Mae and Freddie Mac to reduce their portfolios.

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

On November 25, 2008, the Federal Reserve announced that it will initiate a program to purchase $100 billion in direct obligations of Fannie Mae, Freddie Mac and the FHLBs and $500 billion in agency Mortgage-Backed Securities backed by Fannie Mae, Freddie Mac and Ginnie Mae.  The Federal Reserve stated that its actions were intended to reduce the cost and increase the availability of credit for the purchase of houses, and were meant to support housing markets and foster improved conditions in financial markets more generally.  On March 18, 2009, the Federal Reserve increased the size of this program to $200 billion and $1.25 trillion, respectively.  The Federal Reserve has announced that it intends to wind up this program on March 31, 2010.

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

During the second half of 2008, in 2009, and so far in 2010, the U.S. government, through the Federal Housing Administration, or FHA, and the FDIC, implemented programs designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures including the Hope for Homeowners Act of 2008, which allows certain distressed borrowers to refinance their mortgages into FHA-insured loans.  The programs may also involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans or the rate of interest payable on the loans, or to extend the payment terms of the loans.  Members of the U.S. Congress have indicated support for additional legislative relief for homeowners, including an amendment of the bankruptcy laws to permit the modification of mortgage loans in bankruptcy proceedings.  These loan modification programs, future legislative or regulatory actions, including amendments to the bankruptcy laws, that result in the modification of outstanding mortgage loans, as well as changes in the requirements necessary to qualify for refinancing a mortgage with Fannie Mae, Freddie Mac or Ginnie Mae may adversely affect the value of, and the returns on, our Investment Securities.  Depending on whether or not we purchased an instrument at a premium or discount, the yield we receive may be positively or negatively impacted by any modification.

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

The TALF was first announced by the Treasury on November 25, 2008, and has been expanded in size and scope since its initial announcement.  Under the TALF, the Federal Reserve Bank of New York makes non-recourse loans to borrowers to fund their purchase of eligible assets, currently certain asset backed securities but not residential mortgage-backed securities.  The nature of the eligible assets has been expanded several times.  The Treasury has stated that through its expansion of the TALF, non-recourse loans will be made available to investors to certain fund purchases of legacy securitization assets.  On March 23, 2009, the Treasury in conjunction with the FDIC, and the Federal Reserve, announced the PPIP. The PPIP aims to recreate a market for specific illiquid residential and commercial loans and securities through a number of joint public and private investment funds.  The PPIP is designed to draw new private capital into the market for these securities and loans by providing government equity co-investment and attractive public financing.

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

There can be no assurance that the EESA, HERA, TALF, PPIP or other recent U.S. Government actions will have a beneficial impact on the financial markets, including on current levels of volatility.  To the extent the market does not respond favorably to these initiatives or these initiatives do not function as intended, our business may not receive the anticipated positive impact from the legislation.  There can also be no assurance that we will be eligible to participate in any programs established by the U.S. Government such as the TALF or the PPIP or, if we are eligible, that we will be able to utilize them successfully or at all.  In addition, because the programs are designed, in part, to provide liquidity to restart the market for certain of our targeted assets, the establishment of these programs may result in increased competition for attractive opportunities in our targeted assets.  It is also possible that our competitors may utilize the programs which would provide them with attractive debt and equity capital funding from the U.S. Government. In addition, the U.S. Government, the Federal Reserve, the Treasury and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis.  We cannot predict whether or when such actions may occur, and such actions could have a dramatic impact on our business, results of operations and financial condition.

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

•	Differences in timing of interest rate adjustments on our investment securities and our borrowings may adversely affect our profitability

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

These indices generally reflect short-term interest rates.  On December 31, 2009, approximately 26% of our investment securities were adjustable-rate securities.

The interest rates on our borrowings similarly vary with changes in an objective index.  Nevertheless, the interest rates on our borrowings generally adjust more frequently than the interest rates on our adjustable-rate investment securities.  For example, on December 31, 2009, our adjustable-rate investment securities had a weighted average term to next rate adjustment of 33 months, while our borrowings had a weighted average term to next rate adjustment of 170 days.  Accordingly, in a period of rising interest rates, we could experience a decrease in net income or a net loss because the interest rates on our borrowings adjust faster than the interest rates on our adjustable-rate investment securities.

•	Interest rate caps on our investment securities may adversely affect our profitability

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

•	Because we acquire fixed-rate securities, an increase in interest rates may adversely affect our profitability

In a period of rising interest rates, our interest payments could increase while the interest we earn on our fixed-rate mortgage-backed securities would not change.  This would adversely affect our profitability.  On December 31, 2009, approximately 74% of our investment securities were fixed-rate securities.

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

We often purchase mortgage-backed securities that have a higher coupon rate than the prevailing market interest rates.  In exchange for a higher coupon rate, we typically pay a premium over par value to acquire these mortgage-backed securities.  In accordance with generally accepted accounting principles (or GAAP), we amortize the premiums on our mortgage-backed securities over the life of the related mortgage-backed securities.  If the mortgage loans securing these mortgage-backed securities prepay at a more rapid rate than anticipated, we will have to amortize our premiums on an accelerated basis which may adversely affect our profitability.  Defaults on mortgage loans underlying Agency mortgage-backed securities typically have the same effect as prepayments because of the underlying Agency guarantee.  On February 10, 2010, Fannie Mae and Freddie Mac announced their intention to significantly increase their purchases of delinquent loans from the pools of mortgages collateralizing their Agency mortgage-backed securities beginning in March 2010, which could materially impact the rate of principal prepayments on our Agency mortgage-backed securities guaranteed by Fannie Mae and Freddie Mac. As of December 31, 2009, we had net purchase premiums of $1.2 billion, or 2.0% of current par value, on our Agency mortgage-backed securities.

We may seek to reduce prepayment risk by acquiring mortgage-backed securities at a discount.  If a discounted security is prepaid in whole or in part prior to its maturity date, we will earn income equal to the amount of the remaining discount.  This will improve our profitability if the discounted securities are prepaid faster than expected.

We also can acquire mortgage-backed securities that are less affected by prepayments.  For example, we can acquire CMOs, a type of mortgage-backed security.  CMOs divide a pool of mortgage loans into multiple tranches that allow for shifting of prepayment risks from slower-paying tranches to faster-paying tranches.  This is in contrast to pass-through or pay-through mortgage-backed securities, where all investors share equally in all payments, including all prepayments.  As discussed below, the Investment Company Act of 1940 imposes restrictions on our purchase of CMOs.  As of December 31, 2009, approximately 21% of our mortgage-backed securities were CMOs and approximately 79% of our mortgage-backed securities were pass-through or pay-through securities.

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

•	Our leverage may cause substantial losses

Because of our significant leverage, we may incur substantial losses if our borrowing costs increase.  Our borrowing costs may increase for any of the following reasons:

•	short-term interest rates increase;

•	the market value of our investment securities decreases;

•	interest rate volatility increases; or

•	the availability of financing in the market decreases.

•	Our leverage may cause margin calls and defaults and force us to sell assets under adverse market conditions

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

•	Liquidation of collateral may jeopardize our REIT status

To continue to qualify as a REIT, we must comply with requirements regarding our assets and our sources of income.  If we are compelled to liquidate our investment securities, we may be unable to comply with these requirements, ultimately jeopardizing our status as a REIT and our failure to qualify as a REIT will have adverse tax consequences.

•	We may exceed our target leverage ratios

We seek to maintain a ratio of debt-to-equity of between 8:1 and 12:1.  However, we are not required to stay within this leverage ratio.  If we exceed this ratio, the adverse impact on our financial condition and results of operations from the types of risks described in this section would likely be more severe.

•	We may not be able to achieve our optimal leverage

We use leverage as a strategy to increase the return to our investors.  However, we may not be able to achieve our desired leverage for any of the following reasons:

•	we determine that the leverage would expose us to excessive risk;

•	our lenders do not make funding available to us at acceptable rates; or

•	our lenders require that we provide additional collateral to cover our borrowings.

•	We may incur increased borrowing costs which would adversely affect our profitability

Currently, all of our collateralized borrowings are collateralized borrowings in the form of repurchase agreements.  If the interest rates on these repurchase agreements increase, it would adversely affect our profitability.

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

If a counterparty to our repurchase transactions defaults on its obligation to resell the underlying security back to us at the end of the transaction term, or if the value of the underlying security has declined as of the end of that term, or if we default on our obligations under the repurchase agreement, we will lose money on our repurchase transactions.

 When we engage in repurchase transactions, we generally sell securities to lenders (repurchase agreement counterparties) and receive cash from these lenders.  The lenders are obligated to resell the same securities back to us at the end of the term of the transaction.  Because the cash we receive from the lender when we initially sell the securities to the lender is less than the value of those securities (this difference is the haircut), if the lender defaults on its obligation to resell the same securities back to us, we may incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities).  We would also lose money on a repurchase transaction if the value of the underlying securities has declined as of the end of the transaction term, as we would have to repurchase the securities for their initial value but would receive securities worth less than that amount.  Further, if we default on one of our obligations under a repurchase transaction, the lender can terminate the transaction and cease entering into any other repurchase transactions with us.  Repurchase agreements generally contain cross-default provisions, so that if a default occurs under any one agreement, the lenders under our other agreements could also declare a default.  Any losses we incur on our repurchase transactions could adversely affect our earnings and thus our cash available for distribution to shareholders.

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

•	Our hedging strategies may not be successful in mitigating the risks associated with interest rates

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

•	Our use of derivatives may expose us to counterparty risks

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

To date, substantially all of our mortgage-backed securities have been agency certificates and agency debentures which, although not rated, carry an implied “AAA” rating.  Agency certificates are mortgage pass-through certificates where Freddie Mac, Fannie Mae or Ginnie Mae guarantees payments of principal and interest on the certificates.  Agency debentures are debt instruments issued by Freddie Mac, Fannie Mae, or the FHLB.

Even though we have only acquired “AAA” securities so far, pursuant to our capital investment policy, we have the ability to acquire securities of lower credit quality.  Under our policy:

•
75% of our total assets must be high quality mortgage-backed securities and short-term investments.  High quality securities are securities (1) that are rated within one of the two highest rating categories by at least one of the nationally recognized rating agencies, (2) that are unrated but are guaranteed by the United States government or an agency of the United States government, or (3) that are unrated or whose ratings have not been updated but that our management determines are of comparable quality to rated high quality mortgage-backed securities;

•
the remaining 25% of total assets, may consist of mortgage-backed securities and other qualified REIT real estate assets which are unrated or rated less than high quality, but which are at least “investment grade” (rated “BBB” or better by Standard & Poor’s Corporation (“S&P”) or the equivalent by another nationally recognized rating organization) or, if not rated, we determine them to be of comparable credit quality to an investment which is rated “BBB” or better.  In addition, we may directly or indirectly invest part of this remaining 25% of our assets in other types of securities, including without limitation, unrated debt, equity or derivative securities, to the extent consistent with our REIT qualification requirements.  The derivative securities in which we invest may include securities representing the right to receive interest only or a disproportionately large amount of interest, as well as inverse floaters, which may have imbedded leverage as part of their structural characteristics; and

•
We seek to structure our portfolio to maintain a minimum weighted average rating (including our deemed comparable ratings for unrated mortgage-backed securities) of our mortgage-backed securities of at least single “A” under the S&P rating system and at the comparable level under the other rating systems.

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

We and our shareholders are subject to certain tax risks

•	Our failure to qualify as a REIT would have adverse tax consequences

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

•	We have certain distribution requirements

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

•	We are also subject to other tax liabilities

Even if we qualify as a REIT, we may be subject to certain federal, state and local taxes on our income and property.  Any of these taxes would reduce our operating cash flow.

•	Limits on ownership of our common stock could have adverse consequences to you and could limit your opportunity to receive a premium on our stock

To maintain our qualification as a REIT for federal income tax purposes, not more than 50% in value of the outstanding shares of our capital stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the federal tax laws to include certain entities).  Primarily to facilitate maintenance of our qualification as a REIT for federal income tax purposes, our charter will prohibit ownership, directly or by the attribution provisions of the federal tax laws, by any person of more than 9.8% of the lesser of the number or value of the issued and outstanding shares of our common stock and will prohibit ownership, directly or by the attribution provisions of the federal tax laws, by any person of more than 9.8% of the lesser of the number or value of the issued and outstanding shares of any class or series of our preferred stock.  Our board of directors, in its sole and absolute discretion, may waive or modify the ownership limit with respect to one or more persons who would not be treated as “individuals” for purposes of the federal tax laws if it is satisfied, based upon information required to be provided by the party seeking the waiver and upon an opinion of counsel satisfactory to the board of directors, that ownership in excess of this limit will not otherwise jeopardize our status as a REIT for federal income tax purposes.

The ownership limit may have the effect of delaying, deferring or preventing a change in control and, therefore, could adversely affect our shareholders’ ability to realize a premium over the then-prevailing market price for our common stock in connection with a change in control.

•
A REIT cannot invest more than 25% of its total assets in the stock or securities of one or more taxable REIT subsidiaries; therefore, our taxable subsidiaries cannot constitute more than 25% of our total assets

A taxable REIT subsidiary is a corporation, other than a REIT or a qualified REIT subsidiary, in which a REIT owns stock and which elects taxable REIT subsidiary status.  The term also includes a corporate subsidiary in which the taxable REIT subsidiary owns more than a 35% interest.  A REIT may own up to 100% of the stock of one or more taxable REIT subsidiaries.  A taxable REIT subsidiary may earn income that would not be qualifying income if earned directly by the parent REIT.  Overall, at the close of any calendar quarter, no more than 25% of the value of a REIT’s assets may consist of stock or securities of one or more taxable REIT subsidiaries.

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

•
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

•
If interest accrues on indebtedness owed by a taxable REIT subsidiary to its parent REIT at a rate in excess of a commercially reasonable rate, or if transactions between a REIT and a taxable REIT subsidiary are entered into on other than arm’s-length terms, the REIT may be subject to a penalty tax

If interest accrues on an indebtedness owed by a taxable REIT subsidiary to its parent REIT at a rate in excess of a commercially reasonable rate, the REIT is subject to tax at a rate of 100% on the excess of (i) interest payments made by a taxable REIT subsidiary to its parent REIT over (ii) the amount of interest that would have been payable had interest accrued on the indebtedness at a commercially reasonable rate.  A tax at a rate of 100% is also imposed on any transaction between a taxable REIT subsidiary and its parent REIT to the extent the transaction gives rise to deductions to the taxable REIT subsidiary that are in excess of the deductions that would have been allowable had the transaction been entered into on arm’s-length terms.  We will scrutinize all of our transactions with our taxable REIT subsidiaries in an effort to ensure that we do not become subject to these taxes.  We may not be able to avoid application of these taxes.

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

The Maryland General Corporation Law establishes special requirements for “business combinations” between a Maryland corporation and “interested stockholders” unless exemptions are applicable.  An interested stockholder is any person who beneficially owns 10% or more of the voting power of our then-outstanding voting stock.  Among other things, the law prohibits for a period of five years a merger and other similar transactions between us and an interested stockholder unless the board of directors approved the transaction prior to the party’s becoming an interested stockholder.  The five-year period runs from the most recent date on which the interested stockholder became an interested stockholder.  The law also requires a super majority stockholder vote for such transactions after the end of the five-year period.  This means that the transaction must be approved by at least:

•	80% of the votes entitled to be cast by holders of outstanding voting shares; and

•
two-thirds of the votes entitled to be cast by holders of outstanding voting shares other than shares held by the interested stockholder or an affiliate of the interested stockholder with whom the business combination is to be effected.

As permitted by the Maryland General Corporation Law, we have elected not to be governed by the Maryland business combination statute.  We made this election by opting out of this statute in our articles of incorporation.  If, however, we amend our articles of incorporation to opt back in to the statute, the business combination statute could have the effect of discouraging offers to acquire us and of increasing the difficulty of consummating any such offers, even if our acquisition would be in our stockholders’ best interests.

Maryland Control Share Acquisition Act

Maryland law provides that “control shares” of a Maryland corporation acquired in a “control share acquisition” have no voting rights except to the extent approved by a vote of the stockholders.  Two-thirds of the shares eligible to vote must vote in favor of granting the “control shares” voting rights.  “Control shares” are shares of stock that, taken together with all other shares of stock the acquirer previously acquired, would entitle the acquirer to exercise voting power in electing directors within one of the following ranges of voting power:

•	One-tenth or more but less than one third of all voting power;

•	One-third or more but less than a majority of all voting power; or

•	A majority or more of all voting power.

Control shares do not include shares of stock the acquiring person is entitled to vote as a result of having previously obtained stockholder approval.  A “control share acquisition” means the acquisition of control shares, subject to certain exceptions.

If a person who has made (or proposes to make) a control share acquisition satisfies certain conditions (including agreeing to pay expenses), he may compel our board of directors to call a special meeting of stockholders to consider the voting rights of the shares.  If such a person makes no request for a meeting, we have the option to present the question at any stockholders’ meeting.

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

If voting rights for control shares are approved at a stockholders’ meeting and the acquirer becomes entitled to vote a majority of the shares of stock entitled to vote, all other stockholders may obtain rights as objecting stockholders and, thereunder, exercise appraisal rights.  This means that you would be able to force us to redeem your stock for fair value.  Under Maryland law, the fair value may not be less than the highest price per share paid in the control share acquisition.  Furthermore, certain limitations otherwise applicable to the exercise of dissenters’ rights would not apply in the context of a control share acquisition.  The control share acquisition statute would not apply to shares acquired in a merger, consolidation or share exchange if we were a party to the transaction.  The control share acquisition statute could have the effect of discouraging offers to acquire us and of increasing the difficulty of consummating any such offers, even if our acquisition would be in our stockholders’ best interests.

The market price and trading volume of our shares of common stock may be volatile and issuances of large amounts of shares of our common stock could cause the market price of our common stock to decline.

As of February 22, 2010, 553,156,865 shares of our common stock were outstanding. If we issue a significant number of shares of common stock or securities convertible into common stock in a short period of time, there could be a dilution of the existing common stock and a decrease in the market price of the common stock.

The market price of our shares of common stock may be highly volatile and could be subject to wide fluctuations. In addition, the trading volume in our shares of common stock may fluctuate and cause significant price variations to occur. We cannot assure you that the market price of our shares of common stock will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our shares of common stock include those set forth under “Special Note Regarding Forward-Looking Statements” as well as:

•           actual or anticipated variations in our quarterly operating results or business prospects;

•	changes in our earnings estimates or publication of research reports about us or the real estate industry;

•           an inability to meet or exceed securities analysts' estimates or expectations;

•           increases in market interest rates;

•           hedging or arbitrage trading activity in our shares of common stock;

•           capital commitments;

•           changes in market valuations of similar companies;

•           adverse market reaction to any increased indebtedness we incur in the future;

•           additions or departures of management personnel;

•           actions by institutional shareholders;

•           speculation in the press or investment community;

•           changes in our distribution policy;

•           general market and economic conditions; and

•	future sales of our shares of common stock or securities convertible into, or exchangeable or exercisable for, our shares of common stock.

Holders of our shares of common stock will be subject to the risk of volatile market prices and wide fluctuations in the market price of our shares of common stock.  In addition, many of the factors listed above are beyond our control. These factors may cause the market price of our shares of common stock to decline, regardless of our financial condition, results of operations, business or prospects. It is impossible to assure you that the market prices of our shares of common stock will not fall in the future.

The repurchase right in our Convertible Senior Notes triggered by a fundamental change could discourage a potential acquiror

If we undergo certain fundamental changes, such as the acquisition of 50% of the voting power of all shares of our common equity entitled to vote generally in the election of directors, holders of our Convertible Senior Notes may require us to repurchase all or a portion of their notes at a price equal to 100% of the principal amount of the notes to be purchased plus any accrued and unpaid interest up to, but excluding, the repurchase date.  We will pay for all notes so repurchased with shares of our common stock using a price per share equal to the average daily volume-weighted average price of our common stock for the 20 consecutive trading days ending on the trading day immediately prior to the occurrence of the fundamental change.  The issuance of these shares of common stock upon certain fundamental changes could discourage a potential acquiror.

Broad market fluctuations could negatively impact the market price of our shares of common stock.

The stock market has experienced extreme price and volume fluctuations that have affected the market price of many companies in industries similar or related to ours and that have been unrelated to these companies' operating performance. These broad market fluctuations could reduce the market price of our shares of common stock. Furthermore, our operating results and prospects may be below the expectations of public market analysts and investors or may be lower than those of companies with comparable market capitalizations, which could lead to a material decline in the market price of our shares of common stock.

Regulatory Risks

Loss of Investment Company Act exemption would adversely affect us

We intend to conduct our business so as not to become regulated as an investment company under the Investment Company Act.  If we fail to qualify for this exemption, our ability to use leverage would be substantially reduced, and we would be unable to conduct our business as described in this Form 10-K.

We currently rely on the exemption from registration provided by Section 3(c)(5)(C) of the Investment Company Act.  Section 3(c)(5)(C) as interpreted by the staff of the SEC, requires us to invest at least 55% of our assets in “mortgages and other liens on and interest in real estate” (or Qualifying Real Estate Assets) and at least 80% of our assets in Qualifying Real Estate Assets plus real estate related assets.  The assets that we acquire, therefore, are limited by the provisions of the Investment Company Act and the rules and regulations promulgated under the Investment Company Act.  If the SEC determines that any of these securities are not qualifying interests in real estate or real estate related assets, adopts a contrary interpretation with respect to these securities or otherwise believes we do not satisfy the above exceptions, we could be required to restructure our activities or sell certain of our assets.  We may be required at times to adopt less efficient methods of financing certain of our mortgage assets and we may be precluded from acquiring certain types of higher yielding mortgage assets.  The net effect of these factors will be to lower our net interest income.  If we fail to qualify for exemption from registration as an investment company, our ability to use leverage would be substantially reduced, and we would not be able to conduct our business as described.  Our business will be materially and adversely affected if we fail to qualify for this exemption.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our executive and administrative office is located at 1211 Avenue of the Americas, Suite 2902 New York, New York 10036, telephone 212-696-0100.  This office is leased under a non-cancelable lease expiring December 31, 2015.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are involved in various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material effect on our consolidated financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of our stockholders during the fourth quarter of 2009.

PART II

ITEM 5.                   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER
                                 PURCHASES OF EQUITY SECURITIES

Our common stock began trading publicly on October 8, 1997 and is traded on the New York Stock Exchange under the trading symbol “NLY.”  As of February 22, 2010, we had 553,156,865 shares of common stock issued and outstanding which were held by approximately 317,979 beneficial holders.

The following table sets forth, for the periods indicated, the high, low, and closing sales prices per share of our common stock as reported on the New York Stock Exchange composite tape and the cash dividends declared per share of our common stock.

	Stock Prices

	High	Low	Close

First Quarter ended March 31, 2009	$16.29	$12.07	$13.87
Second Quarter ended June 30, 2009	$15.56	$13.21	$15.14
Third Quarter ended September 30, 2009	$19.74	$14.96	$18.14
Fourth Quarter ended December 31, 2009	$18.99	$16.74	$17.35

	High	Low	Close

First Quarter ended March 31, 2008	$21.00	$14.16	$15.32
Second Quarter ended June 30, 2008	$17.95	$15.51	$15.51
Third Quarter ended September 30, 2008	$17.00	$12.92	$13.45
Fourth Quarter ended December 31, 2008	$16.12	$11.21	$15.87

Common Dividends
Declared Per Share

First Quarter ended March 31, 2009	$0.75
Second Quarter ended June 30, 2009	$0.69
Third Quarter ended September 30, 2009	$0.60
Fourth Quarter ended December 31, 2009	$0.50

First Quarter ended March 31, 2008	$0.48
Second Quarter ended June 30, 2008	$0.55
Third Quarter ended September 30, 2008	$0.55
Fourth Quarter ended December 31, 2008	$0.50

We intend to pay quarterly dividends and to distribute to our stockholders all or substantially all of our taxable income in each year (subject to certain adjustments).  This will enable us to qualify for the tax benefits accorded to a REIT under the Code.  We have not established a minimum dividend payment level and our ability to pay dividends may be adversely affected for the reasons described under the caption “Risk Factors.”  All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our REIT status and such other factors as our board of directors may deem relevant from time to time.  No dividends can be paid on our common stock unless we have paid full cumulative dividends on our preferred stock.  From the date of issuance of our preferred stock through December 31, 2009, we have paid full cumulative dividends on our preferred stock.

SHARE PERFORMANCE GRAPH

The following graph and table set forth certain information comparing the yearly percentage change in cumulative total return on our common stock to the cumulative total return of the Standard & Poor’s Composite 500 stock Index or S&P 500 Index, and the Bloomberg REIT Mortgage Index, or BBG REIT index, an industry index of mortgage REITs.  The comparison is for the period from December 31, 2004 to December 31, 2009 and assumes the reinvestment of dividends.  The graph and table assume that $100 was invested in our common stock and the two other indices on December 31, 2004.  Upon written request we will provide stockholders with a list of the REITs included in the BBG REIT Index.

	12/31/2004	12/30/2005	12/29/2006	12/31/2007	12/31/2008	12/31/2009
Annaly Capital Management	100	76	95	124	123	145
S&P 500 Index	100	116	134	141	92	113
BBG REIT Index	100	108	125	83	65	71

The information in the share performance graph and table has been obtained from sources believed to be reliable, but neither its accuracy nor its completeness can be guaranteed.  The historical information set forth above is not necessarily indicative of future performance.  Accordingly, we do not make or endorse any predictions as to future share performance.

EQUITY COMPENSATION PLAN INFORMATION

We have adopted a long term stock incentive plan for executive officers, key employees and nonemployee directors (the Incentive Plan).  The Incentive Plan authorizes the Compensation Committee of the board of directors to grant awards, including incentive stock options as defined under Section 422 of the Code (ISOs) and options not so qualified (NQSOs).  The Incentive Plan authorizes the granting of options or other awards for an aggregate of the greater of 500,000 shares or 9.5% of the outstanding shares of our common stock up to a ceiling of 8,932,921 shares.  For a description of our Incentive Plan, see Note 13 to the Financial Statements.

The following table provides information as of December 31, 2009 concerning shares of our common stock authorized for issuance under our existing Incentive Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under Incentive Plan (excluding previously issued)
Equity compensation plans approved by security holders	7,271,503	$15.20	166,850	(1)
Equity compensation plans not approved by security holders	-	-	-
Total	7,271,503	$15.20	166,850
(1) The Incentive Plan authorizes the granting of options or other awards for an aggregate of the greater of 500,000 or 9.5% of the outstanding shares on a fully diluted basis of our common stock up to a ceiling of 8,932,921 shares.

ITEM 6.      SELECTED FINANCIAL DATA

The following selected financial data are derived from our audited financial statements for the years ended December 31, 2009, 2008, 2007, 2006, and 2005.  The selected financial data should be read in conjunction with the more detailed information contained in the Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

SELECTED FINANCIAL DATA
(dollars in thousands, except for per share data)

Statement of Operations Data	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007	For the Year Ended December 31, 2006	For the Year Ended December 31, 2005
Interest income:
Interest income	$2,922,499	$3,115,428	$2,355,447	$1,221,882	$705,046
Securities loaned	103	-	-	-	-
Total interest income	2,922,602	3,115,428	2,355,447	1,221,882	705,046
Interest expense:
Repurchase agreements	1,295,670	1,888,912	1,926,465	1,055,013	568,560
Securities borrowed	92	-	-	-	-
Total interest expense	1,295,762	1,888,912	1,926,465	1,055,013	568,560

Net interest income	1,626,840	1,226,516	428,982	166,869	136,486

Other income (loss):
Investment advisory and service fees	48,952	27,891	22,028	22,351	35,625
Gain (loss) on sale of investment securities	99,128	10,713	19,062	(3,862)	(53,238)
Gain on termination of interest rate swaps	-	-	2,096	10,674	-
Income from trading securities	-	9,695	19,147	3,994	-
Dividend income from available-for-sale equity securities	17,184	2,713	91	-	-
Loss on other-than-temporarily impaired securities	-	(31,834)	(1,189)	(52,348)	(83,098)
Loss on receivable from Prime Broker	(13,613)	-	-	-	-
Unrealized gain (loss) on interest rate swaps	349,521	(768,268)	-	-	-
Total other income (loss)	501,172	(749,090)	61,235	(19,191)	(100,711)

Expenses:
Distribution fees	1,756	1,589	3,647	3,444	8,000
General and administrative expenses	130,152	103,622	62,666	40,063	26,278
Total Expenses	131,908	105,211	66,313	43,507	34,278

Impairment of intangible for customer relationships	-	-	-	2,493	-

Income before loss on equity method investment, income taxes and noncontrolling interest	1,996,104	372,215	423,904	101,678	1,497

Loss on equity method investment	252	-	-	-	-

Income taxes	34,381	25,977	8,870	7,538	10,744

Income (loss) before noncontrolling interest	1,961,471	346,238	415,034	94,140	(9,247)

Noncontrolling interest	-	58	650	324	-

Net income (loss)	1,961,471	346,180	414,384	93,816	(9,247)

Dividends on preferred stock	18,501	21,177	21,493	19,557	14,593

Net income available (loss related) to common shareholders	$1,942,970	$325,003	$392,891	$74,259	$(23,840)

Total assets	$69,376,190	$57,597,615	$54,002,514	$30,715,980	$16,063,422
6.00% Series B Cumulative Convertible Preferred Stock	$63,114	$96,042	$111,466	$111,466	-
Basic net income (loss) per average common share	$3.55	$0.64	$1.32	$0.44	$(0.19)
Diluted net income (loss) per average common share	$3.52	$0.64	$1.31	$0.44	$(0.19)
Dividends declared per common share	$2.54	$2.08	$1.04	$0.57	$1.04

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a REIT that owns and manages a portfolio of principally mortgage-backed securities.  Our principal business objective is to generate net income for distribution to our stockholders from the spread between the interest income on our investment securities and the costs of borrowing to finance our acquisition of investment securities and from dividends we receive from our subsidiaries.  Our wholly-owned subsidiaries offer diversified real estate, asset management and other financial services.  FIDAC and Merganser are our wholly-owned taxable REIT subsidiaries that are registered investment advisors that generate advisory and service fee income.  RCap is our wholly-owned broker dealer taxable REIT subsidiary which generates fee income.

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

We may acquire Mortgage-Backed Securities backed by single-family residential mortgage loans as well as securities backed by loans on multi-family, commercial or other real estate related properties.  To date, substantially  all of the Mortgage-Backed Securities that we have acquired have been backed by single-family residential mortgage loans.

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

The results of our operations are affected by various factors, many of which are beyond our control.  Our results of operations primarily depend on, among other things, our net interest income, the market value of our assets and the supply of and demand for such assets.  Our net interest income, which reflects the amortization of purchase premiums and accretion of discounts, varies primarily as a result of changes in interest rates, borrowing costs and prepayment speeds, the behavior of which involves various risks and uncertainties.  Prepayment speeds, as reflected by the Constant Prepayment Rate, or CPR, and interest rates vary according to the type of investment, conditions in financial markets, competition and other factors, none of which can be predicted with any certainty.  In general, as prepayment speeds on our Mortgage-Backed Securities portfolio increase, related purchase premium amortization increases, thereby reducing the net yield on such assets.  The CPR on our Mortgage-Backed Securities portfolio averaged 19% ,13% and 15% for the years ended December 31, 2009, 2008 and 2007, respectively.  Since changes in interest rates may significantly affect our activities, our operating results depend, in large part, upon our ability to effectively manage interest rate risks and prepayment risks while maintaining our status as a REIT.

  The table below provides quarterly information regarding our average balances, interest income, yield on assets, average repurchase agreement balances, interest expense, cost of funds, net interest income and net interest rate spreads for the quarterly periods presented.

	Average Investment Securities Held (1)	Total Interest Income	Yield on Average Investment Securities	Average Balance of Repurchase Agreements	Interest Expense	Average Cost of Funds	Net Interest Income	Net Interest Rate Spread
	(ratios for the quarters have been annualized, dollars in thousands)
Quarter Ended December 31, 2009	$58,554,200	$2,922,602	4.99%	$52,361,607	$1,295,762	2.47%	$1,626,840	2.52%
Quarter Ended September 30, 2009	$60,905,025	$744,523	4.89%	$54,914,435	$307,777	2.24%	$436,746	2.65%
Quarter Ended June 30, 2009	$56,420,189	$710,401	5.04%	$50,114,663	$322,596	2.57%	$387,805	2.47%
Quarter Ended March 31, 2009	$54,763,268	$716,015	5.23%	$48,497,444	$378,625	3.12%	$337,390	2.11%
(1) Does not reflect unrealized gains/(losses).

The following table presents the CPR experienced on our Mortgage-Backed Securities portfolio, on an annualized basis, for the quarterly periods presented.

Quarter Ended	CPR

December 31, 2009	19%
September 30, 2009	21%
June 30, 2009	19%
March 31, 2009	16%

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

For the purposes of computing ratios relating to equity measures, throughout this report, equity includes Series B preferred stock, which has been treated under GAAP as temporary equity.  In this “Management Discussion and Analysis of Financial Condition and Results of Operations”, net income attributable to controlling interest is referred to as net income.

Recent Developments

The liquidity crisis which commenced in August 2007 continues through the fourth quarter of 2009.  During this period of market dislocation, fiscal and monetary policymakers have established new liquidity facilities for primary dealers and commercial banks, reduced short-term interest rates, and passed legislation that is intended to address the challenges of mortgage borrowers and lenders.  This legislation, the Housing and Economic Recovery Act of 2008, seeks to forestall home foreclosures for distressed borrowers and assist communities with foreclosure problems.  Although these aggressive steps are intended to protect and support the US housing and mortgage market, we continue to operate under difficult market conditions.

Subsequent to June 30, 2008, there were increased market concerns about Freddie Mac and Fannie Mae’s ability to withstand future credit losses associated with securities held in their investment portfolios, and on which they provide guarantees, without the direct support of the U.S. Government.  In September 2008, Fannie Mae and Freddie Mac were placed into the conservatorship of the Federal Housing Finance Agency, or FHFA, their federal regulator, pursuant to its powers under The Federal Housing Finance Regulatory Reform Act of 2008, a part of the Housing and Economic Recovery Act of 2008.  As the conservator of Fannie Mae and Freddie Mac, the FHFA controls and directs the operations of Fannie Mae and Freddie Mac and may (1) take over the assets of and operate Fannie Mae and Freddie Mac with all the powers of the shareholders, the directors, and the officers of Fannie Mae and Freddie Mac and conduct all business of Fannie Mae and Freddie Mac; (2) collect all obligations and money due to Fannie Mae and Freddie Mac; (3) perform all functions of Fannie Mae and Freddie Mac which are consistent with the conservator’s appointment; (4) preserve and conserve the assets and property of Fannie Mae and Freddie Mac; and (5) contract for assistance in fulfilling any function, activity, action or duty of the conservator.

In addition to FHFA becoming the conservator of Fannie Mae and Freddie Mac, the Treasury and FHFA have entered into Preferred Stock Purchase Agreements (PSPAs) between the Treasury and Fannie Mae and Freddie Mac pursuant to which the Treasury will ensure that each of Fannie Mae and Freddie Mac maintains a positive net worth.  On December 24, 2009, the U.S. Treasury amended the terms of the U.S. Treasury’s  PSPAs with Fannie Mae and Freddie Mac to remove the $200 billion per institution limit established under the PSPAs until the end of 2012.  The U.S. Treasury also amended the PSPAs with respect to the requirements for Fannie Mae and Freddie Mac to reduce their portfolios.

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

Recent Accounting Pronouncements:

General Principles

Generally Accepted Accounting Principles (ASC 105)

In June 2009, the Financial Accounting Standards Board (“FASB”) issued The Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (Codification) which revises the framework for selecting the accounting principles to be used in the preparation of financial statements that are presented in conformity with Generally Accepted Accounting Principles (“GAAP”).  The objective of the Codification is to establish the FASB Accounting Standards Codification (“ASC”) as the source of authoritative accounting principles recognized by the FASB.  Codification was effective September 30, 2009.  In adopting the Codification, all non-grandfathered, non-SEC accounting literature not included in the Codification is superseded and deemed non-authoritative.  Codification requires any references within the consolidated financial statements be modified from FASB issues to ASC.  However, in accordance with the FASB Accounting Standards Codification Notice to Constituents (v 2.0), we will not reference specific sections of the ASC but will use broad topic references.

Our recent accounting pronouncements section has been reformatted to reflect the same organizational structure as the ASC.  Broad topic references will be updated with pending content as they are released.

Assets

Investments in Debt and Equity Securities (ASC 320)

New guidance was provided to make impairment guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments (“OTTI”) on debt and equity securities in financial statements.  This guidance was also the result of the Securities and Exchange Commission (“SEC”) mark-to-market study mandated under the Emergency Economic Stabilization Act of 2008 (“EESA”).  The SEC’s recommendation was to “evaluate the need for modifications (or the elimination) of current OTTI guidance to provide for a more uniform system of impairment testing standards for financial instruments.”  The guidance revises the OTTI evaluation methodology.  Previously the analytical focus was on whether we had the “intent and ability to retain its investment in the debt security for a period of time sufficient to allow for any anticipated recovery in fair value.”   Now the focus is on whether we have (1) the intent to sell the Investment Securities, (2) it is more likely than not that it will be required to sell the Investment Securities before recovery, or (3) it does not expect to recover the entire amortized cost basis of the Investment Securities.  Further, the security is analyzed for credit loss, (the difference between the present value of cash flows expected to be collected and the amortized cost basis).  The credit loss, if any, will then be recognized in the statement of operations, while the balance of impairment related to other factors will be recognized in Other Comprehensive Income.  This guidance became effective for all interim and annual reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009 and we decided to early adopt.  For the year ended December 31, 2009, we did not have unrealized losses in Investment Securities that were deemed other-than-temporary.

Broad Transactions

Business Combinations (ASC 805)

This guidance establishes principles and requirements for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any noncontrolling interest in a business combination at their fair value at acquisition date.  ASC 805 alters the treatment of acquisition-related costs, business combinations achieved in stages (referred to as a step acquisition), the treatment of gains from a bargain purchase, the recognition of contingencies in business combinations, the treatment of in-process research and development in a business combination as well as the treatment of recognizable deferred tax benefits.  ASC 805 is effective for business combinations closed in fiscal years beginning after December 15, 2008 and is applicable to business acquisitions completed after January 1, 2009.  We did not make any business acquisitions during the year ended December 31, 2009.  The adoption of ASC 805 did not have a material impact on our consolidated financial statements.

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

Effective January 1, 2010, the consolidation standards have been amended by ASU 2009-17.  This amendment updates the existing standard and eliminates the exemption from consolidation of a Qualified Special Purpose Entity (“QSPE”).    The update requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity (VIE).  The analysis identifies the primary beneficiary of a VIE as the enterprise that has both: a) the power to direct the activities that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity or the right to receive benefits from the entity which could potentially be significant to the VIE.  The update requires enhanced disclosures to provide users of financial statements with more transparent information about an enterprises involvement in a VIE.  Further, ongoing assessments of whether an enterprise is the primary beneficiary on a VIE are required.  At this time, the amendment has no material effect on our financial statements.

On January 27, 2010, the FASB voted to indefinitely defer the effective date of  ASU 2009-17 for a reporting enterprises interest in entities for which it is industry practice to issue financial statements in accordance with investment company standards (ASC 946).  This deferral is expected to most significantly affect reporting entities in the investment management industry.  We are evaluating the effect of this update, however, as it stands, the update would have no material effect on the financial statements.

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

Fair Value Measurements and Disclosures (ASC 820)

In response to the deterioration of the credit markets, FASB issued guidance clarifying how Fair Value Measurements should be applied when valuing securities in markets that are not active.  The guidance provides an illustrative example, utilizing management’s internal cash flow and discount rate assumptions when relevant observable data do not exist.  It further clarifies how observable market information and market quotes should be considered when measuring fair value in an inactive market.  It reaffirms the notion of fair value as an exit price as of the measurement date and that fair value analysis is a transactional process and should not be broadly applied to a group of assets.  The guidance was effective upon issuance including prior periods for which financial statements had not been issued.  The implementation of this guidance did not have a material effect on the fair value of our assets since our methodology is consistent with the new guidance.

In October 2008 the EESA was signed into law.  Section 133 of the EESA mandated that the SEC conduct a study on mark-to-market accounting standards.  The SEC provided its study to the U.S. Congress on December 30, 2008.  Part of the recommendations within the study indicated that “fair value requirements should be improved through development of application and best practices guidance for determining fair value in illiquid or inactive markets.”  As a result of this study and the recommendations therein, on April 9, 2009, the FASB issued additional guidance for determining fair value when the volume and level of activity for the asset or liability have significantly decreased when compared with normal market activity for the asset or liability (or similar assets or liabilities).  The guidance gives specific factors to evaluate if there has been a decrease in normal market activity and if so, provides a methodology to analyze transactions or quoted prices and make necessary adjustments to fair value.  The objective is to determine the point within a range of fair value estimates that is most representative of fair value under current market conditions.  This guidance became effective for  us June 30, 2009 with early adoption permitted for periods ending after March 31, 2009.  The adoption does not have a major impact on the manner in which we estimate fair value, nor does it have any impact on our financial statement disclosures.

In August 2009, FASB provided further guidance (ASU 2009-05) regarding the fair value measurement of liabilities.  The guidance states that a quoted price for the identical liability when traded as an asset in an active market is a Level 1 fair value measurement.  If the value must be adjusted for factors specific to the liability, then the adjustment to the quoted price of the asset shall render the fair value measurement of the liability a lower level measurement.  This guidance has no material effect on the fair valuation of our liabilities.

In September 2009, FASB issued guidance (ASU 2009-12) on measuring the fair value of certain alternative investments.  This guidance offers investors a practical expedient for measuring the fair value of investments in certain entities that calculate net asset value (NAV) per share.  If an investment falls within the scope of the ASU, the reporting entity is permitted, but not required to use the investment’s NAV to estimate its fair value.  This guidance has no material effect on the fair valuation of our assets.  We do not hold any assets qualifying under this guidance.

In January 2010, FASB issued guidance (ASU 2010-06) which increases disclosure regarding the fair value of assets.  The key provisions of this guidance include the requirement to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 including a description of the reason for the transfers.  Previously this was only required of transfers between Level 2 and Level 3 assets.  Further, reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities; a class is potentially a subset of the assets or liabilities within a line item in the statement of financial position.  Additionally, disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements are required for either Level 2 or Level 3 assets.  This portion of the guidance is effective for the Company for December 31, 2009. The guidance also requires that the disclosure on any Level 3 assets presents separately information about purchases, sales, issuances and settlements.  In other words, Level 3 assets are presented on a gross basis rather than as one net number.  However, this last portion of the guidance is not effective for us until December 15, 2010.  Adoption of this guidance results in increased footnote disclosure.

Financial Instruments (ASC 821-10-50)

On April 9, 2009, the FASB issued guidance which requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements.  The guidance became effective for us on June 30, 2009.  The adoption did not have any impact on financial reporting as all financial instruments are currently reported at fair value in both interim and annual periods.

Subsequent Events (ASC 855)

General standards governing accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued.  ASC 855 also provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions occurring after the balance sheet date.  We adopted the guidance effective June 30, 2009, and adoption had no impact on our consolidated financial statements.  We evaluated subsequent events through February 24, 2010.

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

On June 12, 2009, the FASB issued guidance an amendment update to the accounting standards governing the transfer and servicing of financial assets. This amendment  updates the existing standard and eliminates the concept of a Qualified Special Purpose Entity (“QSPE”); clarifies the surrendering of control to effect sale treatment; and modifies the financial components approach – limiting the circumstances in which a financial asset or portion thereof should be derecognized when the transferor maintains continuing involvement.  It defines the term “Participating Interest.”  Under this standard update, the transferor must recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer, including any retained beneficial interest. Additionally, the amendment requires enhanced disclosures regarding the transferors risk associated with continuing involvement in any transferred assets.   The amendment is effective beginning January 1, 2010.  We have determined the amendment has no material effect on the financial statements.

Results of Operations:

Net Income Summary

For the year ended December 31, 2009, our net income was $2.0 billion or $3.55 basic income per average share related to common shareholders, as compared to $346.2 million net income or $0.64 basic net income per average share for the year ended December 31, 2008.  and net income was $414.4 million or $1.32 basic net income per average share related to common shareholders for the year ended December 31, 2007.  Net income per average share increased by $2.91 per average share available to common shareholders and total net income increased $1.7 billion for the year ended December 31, 2009, when compared to the year ended December 31, 2008.  We attribute the increase in total net income for the year ended December 31, 2009 from the year ended December 31, 2008 in part to recording of unrealized gains related to interest rate swaps of $349.5 million for the year ended December 31, 2009, comparison to an unrealized loss of $768.3 million which was recorded in for the year ended December 31, 2008.  Net income for the year ended December 31, 2009, also increased due to net interest income increasing by $400.3 million for the year ended December 31, 2009, as compared to the year ended December 31, 2008, due to the improved interest rate spread.  For the year ended December 31, 2009, net gain on sale of Mortgage-Backed Securities was $99.1 million, as compared to a net gain of $10.7 million for the year ended December 31, 2008.

We attribute the decrease in total net income for the year ended December 31, 2008, compared to the year ended December 31, 2007, primarily to recording of unrealized losses related to interest rate swaps in the fourth quarter of 2008. An unrealized loss of $768.3 million was recorded in the income statement for the year ended December 31, 2008, as the result of de-designation of cash flow hedges.  Prior to the fourth quarter of 2008, we recorded changes in the fair values in our interest rate swaps in the Accumulated Other Comprehensive Income in our Statement of Financial Condition.  The interest rate spread increased from 0.70% for the year ended December 31, 2007, to 1.81% for the year ended December 31, 2008.  For the year ended December 31, 2008, net gain on sale of Mortgage-Backed Securities was $10.7 million, as compared to a net gain of $19.1 million in 2007.  The table below presents the net income (loss) summary for the years ended December 31, 2009, 2008, and 2007.

Net Income Summary
(dollars in thousands, except for per share data)

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Interest income
Investments	$2,922,499	$3,115,428	$2,355,447
Securities loaned	103	-	-
Total interest income	2,922,602	3,115,428	2,355,447

Interest expense
Repurchase agreements	1,295,670	1,888,912	1,926,465
Securities borrowed	92	-	-
Total interest expense	1,295,762	1,888,912	1,926,465

Net interest income	1,626,840	1,226,516	428,982

Other income (loss):
Investment advisory and service fees	48,952	27,891	22,028
Gain on sale of investment securities	99,128	10,713	19,062
Gain on termination of interest rate swaps	-	-	2,096
Income from trading securities	-	9,695	19,147
Dividend income from available-for-sale equity securities	17,184	2,713	91
Loss on other-than-temporarily impaired securities	-	(31,834)	(1,189)
Loss on receivable from Prime Broker	(13,613)	-	-
Unrealized gain (loss) on interest rate swaps	349,521	(768,268)	-
Total other income (loss)	501,172	(749,090)	61,235

Expenses:
Distribution fees	1,756	1,589	3,647
General and administrative expenses	130,152	103,622	62,666
Total expenses	131,908	105,211	66,313

Income before loss on equity method investment, income taxes and noncontrolling interest	1,996,104	372,215	423,904

Loss on equity method investment	252	-	-

Income taxes	34,381	25,977	8,870

Net income	1,961,471	346,238	415,034

Noncontrolling interest	-	58	650

Net income attributable to controlling interest	1,961,471	346,180	414,384

Dividends on preferred stock	18,501	21,177	21,493

Net income available to common shareholders	$1,942,970	$325,003	$392,891

Weighted average number of basic common shares outstanding	546,973,036	507,024,596	297,488,394
Weighted average number of diluted common shares outstanding	553,129,907	507,024,596	306,263,766

Basic net income per average common share	$3.55	$0.64	$1.32
Diluted net income per average common share	$3.52	$0.64	$1.31

Average total assets	$65,224,198	$58,540,508	$41,834,831
Average equity	$8,644,228	$6,679,431	$3,710,821

Return on average total assets	3.01%	0.59%	0.99%
Return on average equity	22.69%	5.18%	11.17%

Interest Income and Average Earning Asset Yield

We had average earning assets of $58.6 billion for the year ended December 31, 2009.  We had average earning assets of $56.0 billion for the year ended December 31, 2008.  We had average earning assets of $40.8 billion for the year ended December 31, 2007.  Our primary source of income is interest income.  Our interest income was $2.9 billion for the year ended December 31, 2009, $3.1 billion for the year ended December 31, 2008, and $2.4 billion for the year ended December 31, 2007.  The yield on average investment securities was 4.99%, 5.57%, and 5.77% for the respective years.  The prepayment speeds increased to an average of 19% CPR for the year ended December 31, 2009 from an average of 10% CPR for the year ended December 31, 2008.  For the year ended December 31, 2009, as compared to the year ended December 31, 2008, interest income declined by $193.0 million, due to the decline in yield on average investment securities of 58 basis points.  Interest income increased by $760.0 million for the year ended December 31, 2008, as compared to the year ended December 31, 2007, due to the increased average assets of  $15.2 billion.

Interest Expense and the Cost of Funds

Our largest expense is the cost of borrowed funds.  We had average borrowed funds of $52.4 billion and total interest expense of $1.3 billion for the year ended December 31, 2009.  We had average borrowed funds of $50.3 billion and total interest expense of $1.9 billion for the year ended December 31, 2008.  We had average borrowed funds of $38.0 billion and total interest expense of $1.9 billion for the year ended December 31, 2007.  Our average cost of funds was 2.47% for the year ended December 31, 2009 and 3.76% for the year ended December 31, 2008 and 5.07 % for the year ended December 31, 2007.  The cost of funds rate decreased by 129 basis points and the average borrowed funds increased by $2.1 billion for the year ended December 31, 2009 when compared to the year ended December 31, 2008.  The cost of funds rate decreased by 131 basis points and the average borrowed funds increased by $12.3 billion for the year ended December 31, 2008 when compared to the year ended December 31, 2007.  Interest expense for the year ended December 31, 2009 decreased by $593.1 million over the prior year due to the substantial decrease in the average cost of funds rate.  Interest expense for the year-ended December 31, 2008 remained constant at $1.9 billion when compared to December 31, 2007. Our average cost of funds was 2.14% above average one-month LIBOR and 1.36% above average six-month LIBOR for the year ended December 31, 2009.  Our average cost of funds was 1.08% below average one-month LIBOR and 0.70% below average six-month LIBOR for the year ended December 31, 2008.  Our average cost of funds was 0.12% below average one-month LIBOR and 0.12% below average six-month LIBOR for the year ended December 31, 2007.

The table below shows our average borrowed funds and average cost of funds as compared to average one-month and average six-month LIBOR for the years ended December 31, 2009, 2008, 2007, 2006, and 2005 and the four quarters in 2009.

Average Cost of Funds
(Ratios for the four quarters in 2009 have been annualized, dollars in thousands)
	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One- Month LIBOR	Average Six-Month LIBOR	Average One-Month LIBOR Relative to Average Six-Month LIBOR	Average Cost of Funds Relative to Average One-Month LIBOR	Average Cost of Funds Relative to Average Six-Month LIBOR

For the Year Ended December 31, 2009	$52,361,607	$1,295,762	2.47%	0.33%	1.11%	0.78%	2.14%	1.36%
For the Year Ended December 31, 2008	$50,270,226	$1,888,912	3.76%	2.68%	3.06%	(0.38%)	1.08%	0.70%
For the Year Ended December 31, 2007	$37,967,215	$1,926,465	5.07%	5.19%	5.19%	(0.00%)	(0.12%)	(0.12%)
For the Year Ended December 31, 2006	$21,399,130	$1,055,013	4.93%	5.03%	5.21%	(0.18%)	(0.10%)	(0.28%)
For the Year Ended December 31, 2005	$17,408,828	$568,560	3.27%	3.33%	3.72%	(0.39%)	(0.06%)	(0.45%)
For the Quarter Ended December 31, 2009	$55,919,885	$286,764	2.05%	0.24%	0.52%	0.28%	1.81%	1.53%
For the Quarter Ended September 30, 2009	$54,914,435	$307,777	2.24%	0.27%	0.84%	(0.57%)	1.97%	1.40%
For the Quarter Ended June 30, 2009	$50,114,663	$322,596	2.57%	0.37%	1.39%	(1.02%)	2.20%	1.18%
For the Quarter Ended March 31, 2009	$48,497,444	$378,625	3.12%	0.46%	1.74%	(1.28%)	2.66%	1.38%

Net Interest Income

Our net interest income, which equals interest income less interest expense, totaled $1.6 billion for the year ended December 31, 2009,  $1.2 billion for the year ended December 31, 2008 and $429.0 million for the year ended December 31, 2007.  Our net interest income increased by $400.3 million for the year ended December 31, 2009, as compared to the year ended December 31, 2008 because of the increased interest rate spread.  Our net interest rate spread for the year ended December 31, 2009 was 2.52%, which was 71 basis points greater than the interest rate spread of for the year ended December 31, 2008 of 1.81%.  This 71 basis point increase in interest rate spread for 2009 over the spread for 2008 was the result of the decrease in the average cost of funds of 129 basis points, which was only partially offset by a decrease in average yield on average interest earning assets of 58 basis points.  Our net interest income increased for the year ended December 31, 2008, as compared to the year ended December 31, 2007, because of the increased average asset base of $12.2 billion in 2008 and the increased interest rate spread of 111 basis points.

The table below shows our interest income by average Investment Securities held, total interest income, yield on average interest earning assets, average balance of repurchase agreements, interest expense, average cost of funds, net interest income, and net interest rate spread for the years ended December 31, 2009, 2008, 2007, 2006, and 2005 and the four quarters in 2009.

Net Interest Income
(Ratios for the four quarters in 2009 have been annualized, dollars in thousands)

	Average Investment Securities Held	Total Interest Income	Yield on Average Interest Earning Assets	Average Balance of Repurchase Agreements	Interest Expense	Average Cost of Funds	Net Interest Income	Net Interest Rate Spread
For the Year Ended December 31, 2009	$58,554,200	$2,922,602	4.99%	$52,361,607	$1,295,762	2.47%	$1,626,840	2.52%
For the Year Ended December 31, 2008	$55,962,519	$3,115,428	5.57%	$50,270,226	$1,888,912	3.76%	$1,226,516	1.81%
For the Year Ended December 31, 2007	$40,800,148	$2,355,447	5.77%	$37,967,215	$1,926,465	5.07%	$428,982	0.70%
For the Year Ended December 31, 2006	$23,029,195	$1,221,882	5.31%	$21,399,130	$1,055,013	4.93%	$166,869	0.38%
For the Year Ended December 31, 2005	$18,543,749	$705,046	3.80%	$17,408,827	$568,560	3.27%	$136,486	0.53%
For the Quarter Ended December 31, 2009	$62,128,320	$751,663	4.84%	$55,919,885	$286,764	2.05%	$464,899	2.79%
For the Quarter Ended September 30, 2009	$60,905,025	$744,523	4.89%	$54,914,435	$307,777	2.24%	$436,746	2.65%
For the Quarter Ended June 30, 2009	$56,420,189	$710,401	5.04%	$50,114,663	$322,596	2.57%	$387,805	2.47%
For the Quarter Ended March 31, 2009	$54,763,268	$716,015	5.23%	$48,497,444	$378,625	3.12%	$337,390	2.11%

Investment Advisory and Service Fees

FIDAC and Merganser are registered investment advisors specializing in managing fixed income securities.  At December 31, 2009, FIDAC and Merganser had under management approximately $11.5 billion in net assets and $19.1 billion in gross assets, compared to $7.0 billion in net assets and $15.3 billion in gross assets at December 31, 2008. FIDAC had $3.1 billion in net assets and $15.4 billion in gross assets at December 31, 2007.  Net investment advisory and service fees for the years ended December 31, 2009, 2008, and 2007 totaled $47.2 million, $26.3 million, and $18.4 million, respectively, net of fees paid to third parties pursuant to distribution service agreements for facilitating and promoting distribution of shares or units to FIDAC’s clients.  Gross assets under management will vary from time to time because of changes in the amount of net assets FIDAC and Merganser manage as well as changes in the amount of leverage used by the various funds and accounts FIDAC manages.

Gains and Losses on Sales of Investment Securities and Interest Rate Swaps

For the year ended December 31, 2009, we sold Investment Securities with a carrying value of $4.6 billion for aggregate net gain of $99.1 million.  For the year ended December 31, 2008, we sold Investment Securities with a carrying value of $15.1 billion for an aggregate net gain of $10.7 million.  For the year ended December 31, 2007, we sold investment securities with an aggregate historical amortized value of $4.9 billion for a net gain of $19.1 million.  In addition, for the year ended December 31, 2007, we had a $2.1 million gain on the termination of interest rate swaps with a notional amount of $900 million.  We do not expect to sell assets on a frequent basis, but may from time to time sell existing assets to move into new assets, which our management believes might have higher risk-adjusted returns, or to manage our balance sheet as part of our asset/liability management strategy.

Income from Trading Securities

During the year ended December 31, 2009, there was no income from trading securities.  Gross income from trading securities totaled $9.7 million, and $19.1 million for the years ended December 31, 2008 and 2007.

Dividend Income from Available-For-Sale Equity Securities

Dividend income from our investment in Chimera totaled $17.2 million for the year ended December 31, 2009, $2.7 million for the year ended December 31, 2008 and $91,000 for the year ended December 31, 2007.

Loss on Other-Than-Temporarily Impaired Securities

At each quarter end, we review each of our securities to determine if an other-than-temporary impairment charge would be necessary.  We will take these charges if we determine that we do not intend to hold securities that were in an unrealized loss position for a period of time, to maturity if necessary, sufficient for a forecasted market price recovery up to or beyond the cost of the investments or we are required to sell for regulatory or other reasons.  For the year ended December 31, 2009 there was no loss on other-than-temporarily impaired securities. For the years ended December 31, 2008 and 2007 the loss on other-than-temporarily impaired securities totaled $31.8 million and $1.2 million, respectively.

General and Administrative Expenses

General and administrative (or G&A) expenses were $130.2 million for the year ended December 31, 2009, $103.6 million for the year ended December 31, 2008, and $62.7 million for the year ended December 31, 2007.  G&A expenses as a percentage of average total assets was 0.20%, 0.18%, and 0.15% for the years ended December 31, 2009, 2008, and 2007, respectively.  The increase in G&A expenses of $26.6 million for the year December 31, 2009 was primarily the result of increased compensation costs related to us and our subsidiaries.  Staff increased from 39 at the end of 2007 to 65 at the end of 2008 and 87 at the end of 2009.

The table below shows our total G&A expenses as compared to average total assets and average equity for the years ended December 31, 2009, 2008, 2007, 2006, and 2005 and the four quarters in  2009.

G&A Expenses and Operating Expense Ratios
(ratios for the quarters have been annualized, dollars in thousands)

	Total G&A Expenses	Total G&A Expenses/Average Assets	Total G&A Expenses/Average Equity
For the Year Ended December 31, 2009	$130,152	0.20%	1.51%
For the Year Ended December 31, 2008	$103,622	0.18%	1.55%
For the Year Ended December 31, 2007	$62,666	0.15%	1.69%
For the Year Ended December 31, 2006	$40,063	0.17%	2.00%
For the Year Ended December 31, 2005	$26,278	0.14%	1.63%
For the Quarter Ended December 31, 2009	$36,880	0.21%	1.55%
For the Quarter Ended September 30, 2009	$33,344	0.19%	1.47%
For the Quarter Ended June 30, 2009	$30,046	0.19%	1.41%
For the Quarter Ended March 31, 2009	$29,882	0.20%	1.54%

Net Income and Return on Average Equity

Our net income was $2.0 billion for the year ended December 31, 2009, $346.2 million for the year ended December 31, 2008, and $414.4 million for the year ended December 31, 2007.  Our return on average equity was 22.69% for the year ended December 31, 2009, 5.18% for the year ended December 31, 2008, and 11.17% for the year ended December 31, 2007.  Net income increased by $1.6 billion for the year ended December 31, 2009, as compared to the year ended December 31, 2008, primarily due to the improved interest rate spread, resulting in an increase in net interest income of $400.3 million, the unrealized gain on interest rate swaps of $349.5 million, and the gain on sale of Mortgage-Backed Securities of $99.1 million.  We attribute the decrease in total net income for the year ended December 31, 2008 from the year ended December 31, 2007 primarily to the de-designation of interest rate swaps as cash flow hedges in the fourth quarter of 2008, which resulted in an unrealized loss of $768.3 million being recorded in the income statement for the year ended December 31, 2008.  Prior to the fourth quarter of 2008 and the de-designation of cash flow hedges, we recorded these changes in the market values of interest rate swaps in the Statement of Financial Condition.

The table below shows our net interest income, net investment advisory and service fees, gain (loss) on sale of Mortgage-Backed Securities and termination of interest rate swaps, loss on other-than-temporarily impaired securities, income from trading securities, G&A expenses, income taxes, impairment of intangibles for customer relationships, noncontrolling interest, each as a percentage of average equity, and the return on average equity for the years ended December 31, 2009, 2008, 2007, 2006, and 2005, and the four quarters in 2009.

Components of Return on Average Equity
(Ratios for the quarters have been annualized)

	Net Interest Income/ Average Equity	Net Investment Advisory and Service Fees/Average Equity	Gain/(Loss) on Sale of Mortgage-Backed Securities and Realized and Unrealized Gain/(Loss) Interest Rate Swaps/ Average Equity	Loss on other-than-temporarily impaired securities or Loss on receivable from Prime Broker/ Average Equity	Income from trading securities/ Average Equity	Dividend income from available-for-sale equity securities and Loss on Equity Method Investment	G&A Expenses/ Average Equity	Income Taxes/ Average Equity	Impairment of intangible for customer relationships/ Average Equity	Non-controlling interest/ Average Equity	Return on Average Equity

For the Year Ended
December 31, 2009	18.82%	0.55%	5.19%	(0.16%)	-	0.20%	(1.51%)	(0.40%)	-	-	22.69%
For the Year Ended
December 31, 2008	18.36%	0.39%	(11.34%)	(0.48%)	0.15%	0.04%	(1.55%)	(0.39%)	-	-	5.18%
For the Year Ended
December 31, 2007	11.56%	0.50%	0.57%	(0.03%)	0.52%	0.00%	(1.69%)	(0.24%)	-	(0.02%)	11.17%
For the Year Ended
December 31, 2006	8.32%	0.94%	0.34%	(2.61%)	0.20%	-	(2.00%)	(0.38%)	(0.12%)	(0.01%)	4.68%
For the Year Ended
December 31, 2005	8.45%	1.71%	(3.30%)	(5.15%)	-	-	(1.63%)	(0.67%)	-	-	(0.57%)
For the Quarter Ended
December 31, 2009	19.58%	0.61%	12.79%	(0.57%)	-	0.31%	(1.55%)	(0.44%)	-	-	30.73%
For the Quarter Ended
September 30, 2009	19.30%	0.63%	(5.66%)	-	-	0.24%	(1.47%)	(0.42%)	12.60%	19.30%	12.60%
For the Quarter Ended
June 30, 2009	18.30%	0.53%	10.97%	-	-	0.15%	(1.41%)	(0.37%)	28.17%	18.30%	28.17%
For the Quarter Ended
March 31, 2009	17.41%	0.38%	2.09%	-	-	0.05%	(1.54%)	(0.33%)	18.06%	17.41%	18.06%

Financial Condition

Investment Securities, Available for Sale

Substantially all of our Mortgage-Backed Securities at December 31, 2009, 2008, and 2007 were adjustable-rate or fixed-rate mortgage-backed securities backed by single-family mortgage loans.  Substantially all of the mortgage assets underlying these mortgage-backed securities were secured with a first lien position on the underlying single-family properties.  Substantially all of our mortgage-backed securities were FHLMC, FNMA or GNMA mortgage pass-through certificates or CMOs, which carry an implied “AAA” rating.  All of our agency debentures are callable and carry an implied “AAA” rating.  We carry all of our earning assets at fair value.

We accrete discount balances as an increase in interest income over the life of discount investment securities and we amortize premium balances as a decrease in interest income over the life of premium investment securities.  At December 31, 2009, 2008, and 2007 we had on our balance sheet a total of $49.2 million, $64.4 million and $77.4 million, respectively, of unamortized discount (which is the difference between the remaining principal value and current historical amortized cost of our investment securities acquired at a price below principal value) and a total of $1.3 billion, $619.5  million and $405.8 million, respectively, of unamortized premium (which is the difference between the remaining principal value and the current historical amortized cost of our investment securities acquired at a price above principal value).

We received mortgage principal repayments of $13.8 billion for the year ended December 31, 2009, $8.6 billion for the year ended December 31, 2008, and $6.8 billion for the year ended December 31, 2007.  The average prepayment speed for the year ended December 31, 2009, 2008 and 2007 was 19%, 13%, and 15%, respectively.  During the year ended December 31, 2009, the average CPR increased to 19% from 13% during the year ended December 31, 2008, due to an increase in refinancing activity.  Given our current portfolio composition, if mortgage principal prepayment rates were to increase over the life of our mortgage-backed securities, all other factors being equal, our net interest income would decrease during the life of these mortgage-backed securities as we would be required to amortize our net premium balance into income over a shorter time period.  Similarly, if mortgage principal prepayment rates were to decrease over the life of our mortgage-backed securities, all other factors being equal, our net interest income would increase during the life of these mortgage-backed securities as we would amortize our net premium balance over a longer time period.

The table below summarizes certain characteristics of our Investment Securities at December 31, 2009, 2008, 2007, 2006, and 2005 and September 30, 2009, June 30, 2009, and March 31, 2009.

Investment Securities
(dollars in thousands)
	Principal Amount	Net Premium	Amortized Cost	Amortized Cost/Principal Amount	Fair Value	Fair Value/Principal Amount	Weighted Average Yield
At December 31, 2009	$62,508,927	$1,247,717	$63,756,644	102.00%	$65,721,477	105.14%	4.51%
At December 31, 2008	$54,508,672	$555,043	$55,063,715	101.02%	$55,645,940	102.09%	5.15%
At December 31, 2007	$52,569,598	$328,376	$52,897,974	100.62%	$53,133,443	101.07%	5.75%
At December 31, 2006	$30,134,791	$140,709	$30,275,500	100.47%	$30,217,009	100.27%	5.63%
At December 31, 2005	$15,915,801	$220,637	$16,136,438	101.39%	$15,929,864	100.09%	4.68%
At September 30, 2009	$64,253,006	$1,126,493	$65,379,499	101.75%	$67,463,376	105.00%	4.70%
At June 30, 2009	$63,300,232	$924,873	$64,225,105	101.46%	$65,782,019	103.92%	4.75%
At March 31, 2009	$56,718,404	$668,295	$57,386,699	101.18%	$58,785,456	103.64%	4.98%

The table below summarizes certain characteristics of our Investment Securities at December 31, 2009, 2008, 2007, 2006, and 2005 and September 30, 2009, June 30, 2009, and March 31, 2009.  The index level for adjustable-rate Investment Securities is the weighted average rate of the various short-term interest rate indices, which determine the coupon rate.

Adjustable-Rate Investment Security Characteristics
(dollars in thousands)
	Principal Amount	Weighted Average Coupon Rate	Weighted Average Term to Next Adjustment	Weighted Average Lifetime Cap	Weighted Average Asset Yield	Principal Amount at Period End as % of Total Investment Securities
At December 31, 2009	$16,196,473	4.55%	33 months	10.09%	3.23%	25.91%
At December 31, 2008	$19,540,152	4.75%	36 months	10.00%	3.93%	35.85%
At December 31, 2007	$15,331,447	5.90%	39 months	9.89%	5.63%	29.16%
At December 31, 2006	$8,493,242	5.72%	19 months	9.76%	5.57%	28.18%
At December 31, 2005	$9,699,133	4.76%	22 months	10.26%	4.74%	60.94%
At September 30, 2009	$18,561,525	4.59%	33 months	10.11%	3.37%	28.89%
At June 30, 2009	$19,657,988	4.64%	34 months	10.12%	3.49%	31.06%
At March 31, 2009	$19,558,480	4.66%	34 months	10.06%	3.74%	34.48%

Fixed-Rate Investment Security Characteristics
(dollars in thousands)
	Principal Amount	Weighted Average Coupon Rate	Weighted Average Asset Yield	Principal Amount at Period End as % of Total Investment Securities
At December 31, 2009	$46,312,455	5.78%	4.95%	74.09%
At December 31, 2008	$34,968,520	6.13%	5.84%	64.15%
At December 31, 2007	$37,238,151	6.00%	5.80%	70.84%
At December 31, 2006	$21,641,549	5.83%	5.65%	71.82%
At December 31, 2005	$6,216,668	5.37%	4.60%	39.06%
At December 31, 2004	$5,579,030	5.24%	3.89%	29.17%
At September 30, 2009	$45,691,481	5.89%	5.14%	71.11%
At June 30, 2009	$43,642,244	5.94%	5.32%	68.94%
At March 31, 2009	$37,159,924	6.08%	5.64%	65.52%

           At December 31, 2009 and 2008, we held Investment Securities with coupons linked to various indices.  The following tables detail the portfolio characteristics by index.

Adjustable-Rate Investment Securities by Index
December 31, 2009

	One-Month Libor	Six- Month Libor	Twelve Month Libor	12-Month Moving Average	11th District Cost of Funds	1-Year Treasury Index	Monthly Federal Cost of Funds	Other Indexes(1)
Weighted Average Term to Next Adjustment	1 mo.	16 mo.	45 mo.	1 mo.	7 mo.	50 mo.	1 mo.	12 mo.
Weighted Average Annual Period Cap	6.40%	1.58%	2.01%	0.42%	0.77%	1.95%	0.00%	1.82%
Weighted Average Lifetime Cap at December 31, 2009	7.04%	11.20%	10.85%	8.12%	0.51%	10.98%	13.43%	11.71%
Investment Principal Value as Percentage of Investment Securities at December 31, 2009	4.59%	1.40%	15.77%	1.10%	0.76%	2.15%	0.09%	0.05%
(1)	Combination of indexes that account for less than 0.05% of total investment securities.

Adjustable-Rate Investment Securities by Index
December 31, 2008

	One- Month Libor	Six- Month Libor	Twelve Month Libor	12-Month Moving Average	11th District Cost of Funds	1-Year Treasury Index	Monthly Federal Cost of Funds	Other Indexes(1)
Weighted Average Term to Next Adjustment	1 mo.	25 mo.	55 mo.	1 mo.	1 mo.	37 mo.	1 mo.	14 mo.
Weighted Average Annual Period Cap	6.28%	1.95%	1.98%	0.00%	1.26%	1.93%	0.00%	1.94%
Weighted Average Lifetime Cap at December 31, 2008	7.07%	10.87%	10.92%	8.86%	11.35%	10.86%	13.44%	11.98%
Investment Principal Value as Percentage of Investment Securities at December 31, 2008	8.11%	2.53%	19.32%	0.99%	0.60%	4.12%	0.11%	0.07%
(1)	Combination of indexes that account for less than 0.05% of total investment securities.

Reverse Repurchase Agreements

At December 31, 2009 and 2008, we lent $259.0 million and $562.1 million, respectively, to Chimera in a weekly reverse repurchase agreement.  This amount is included in the principal amount which approximates fair value in our Statement of Financial Condition.  The interest rate at December 31, 2009 and December 31, 2008 was at the rate of 1.72% and 1.43%, respectively.  The collateral for this loan is mortgage-backed securities with a fair value of $314.3 million and $680.8 million at December 31, 2009 and 2008, respectively.

At December 31, 2009, RCap, in its ordinary course of business, financed though matched reverse repurchase agreements, at market rates, $69.7 million for a fund that is managed by FIDAC.  At December 31, 2009, RCap had an outstanding reverse repurchase agreement with a non-affiliate of $425.0 million.

Receivable from Prime Broker on Equity Investment

The net assets of the investment fund we owned are subject to English bankruptcy law, which governs the administration of Lehman Brothers International (Europe) (in administration) (“LBIE”), as well as the law of New York, which governs the contractual documents.  We invested approximately $45.0 million in the fund and have redeemed approximately $56.0 million.  The current assets of the fund still remain at LBIE and affiliates of LBIE and the ultimate recovery of such amount remains uncertain.  We have entered into the Claims Resolution Agreement between LBIE and certain eligible offerees effective December 29, 2009 with respect to these assets (the “CRA”).

Certain of our assets subject to the CRA are held directly at LBIE and we have valued such assets in accordance with the valuation date set forth in the CRA and the pricing information provided to the Company by LBIE.  The valuation date with respect to these assets as set forth in the CRA is September 19, 2008.

Certain of our assets subject to the CRA are not held directly at LBIE and are believed to be held at affiliates of LBIE.  Given the great degree of uncertainty as to the status of our assets that are not directly held by LBIE and are believed to be held at affiliates of LBIE, the Company has valued such assets at an 80% discount.  The value of the net assets that are not directly held by LBIE and are believed to be held at affiliates of LBIE is determined on the basis of the best information available to us from time to time, legal and professional advice obtained for the purpose of determining the rights, and on the basis of a number of assumptions which we believe to be reasonable.

We can provide no assurance, however, that it will recover all or any portion of any of the net assets of the investment fund following completion of LBIE’s administration (and any subsequent liquidation).

Borrowings

As of December 31, 2009, our debt has consisted entirely of borrowings collateralized by a pledge of our Investment Securities.  These borrowings appear on our balance sheet as repurchase agreements.  At December 31, 2009, we had established uncommitted borrowing facilities in this market with 30 lenders in amounts which we believe are in excess of our needs.  All of our Investment Securities are currently accepted as collateral for these borrowings.  However, we limit our borrowings, and thus our potential asset growth, in order to maintain unused borrowing capacity and thus increase the liquidity and strength of our balance sheet.  For the year ended December 31, 2009, the term to maturity of our borrowings ranged from one day to 10 years.  Additionally, we have entered into structured borrowings giving the counterparty the right to call the balance prior to maturity.  For the year ended December 31, 2008, the term to maturity of our borrowings ranged from one day to three years.  Additionally, we have entered into structured borrowings giving the counterparty the right to call the balance prior to maturity.  At December 31, 2009, the weighted average cost of funds for all of our borrowings was 2.11%, with the effect of the interest rate swaps, and the weighted average term to next rate adjustment was 170 days.  At December 31, 2008, the weighted average cost of funds for all of our borrowings was 4.08%, with the effect of the interest rate swaps, and the weighted average term to next rate adjustment was 238 days.

On February 9, 2010, the Company issued $500.0 million in aggregate principal amount of its 4% convertible senior notes due 2015 (“Convertible Senior Notes”) for net proceeds following underwriting expenses of approximately $484.8 million.  Interest on the notes will be paid semi-annually at a rate of 4% per year and the notes will mature on February 15, 2015 unless earlier repurchased or converted.  The notes will be convertible into shares of Common Stock at an initial conversion rate of 46.6070 shares of Common Stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $21.456 per share of Common Stock, subject to adjustment in certain circumstances.

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

Borrowings under our repurchase agreements increased by $7.9 billion to $54.6 billion at December 31, 2009, from $46.7 billion at December 31, 2008.  Even though borrowing increased over the year, leverage declined from 6.4:1 to 5.7:1.

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

Under our repurchase agreements, we may be required to pledge additional assets to our repurchase agreement counterparties (i.e., lenders) in the event the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral (a “margin call”), which may take the form of additional securities or cash.  Similarly, if the estimated fair value of investment securities increases due to changes in market interest rates of market factors, lenders may release collateral back to us.  Specifically, margin calls result from a decline in the value of our Mortgage-Backed Securities securing our repurchase agreements, prepayments on the mortgages securing such Mortgage-Backed Securities and to changes in the estimated fair value of such Mortgage-Backed Securities generally due to principal reduction of such Mortgage-Backed Securities from scheduled amortization and resulting from changes in market interest rates and other market factors.  Through December 31, 2009, we did not have any margin calls on our repurchase agreements that we were not able to satisfy with either cash or additional pledged collateral.  However, should prepayment speeds on the mortgages underlying our Mortgage-Backed Securities and/or market interest rates suddenly increase, margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.

The following table summarizes the effect on our liquidity and cash flows from contractual obligations for repurchase agreements, interest expense on repurchase agreements, the non-cancelable office lease and employment agreements at December 31, 2009.  The table does not include the effect of net interest rate payments under our interest rate swap agreements.  The net swap payments will fluctuate based on monthly changes in the receive rate.  At December 31, 2009, the interest rate swaps had a net negative fair value of $527.9 million.

	(dollars in thousands)
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
Repurchase agreements	$48,718,129	$3,530,000	$950,000	$1,400,000	$54,598,129
Interest expense on repurchase agreements, based on rates at 12-31-09	238,568	263,722	136,699	145,909	784,898
Long-term operating lease obligations	1,993	4,250	3,847	-	10,090
Employment contracts	88,682	4,181	-	-	92,683
Total	$49,047,372	$3,802,153	$1,090,546	$1,545,909	$55,485,800

Stockholders’ Equity

During the year ended December 31, 2009, 423,160 options were exercised under the Long-Term Stock Incentive Plan, or Incentive Plan, for an aggregate exercise price of $4.9 million.  During the year ended December 31, 2009, 7,550 shares of restricted stock were issued under the Incentive Plan.

During the year ended December 31, 2009, 1.4 million shares of Series B Preferred Stock were converted into 2.8 million shares of common stock.

During the year ended December 31, 2009, we raised $141.8 million by issuing 8.4 million shares through the Direct Purchase and Dividend Reinvestment Program.

During the year ended December 31, 2008, we raised $93.7 million by issuing 5.8 million shares through our Direct Purchase and Dividend Reinvestment Program.

During the year ended December 31, 2008, 300,000 options were exercised under the Long-Term Stock Incentive Plan, or Incentive Plan, for an aggregate exercise price of $2.8 million.

During the year ended December 31, 2008, 634,000 shares of Series B Preferred Stock converted into 1.3 million shares of common stock.

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

On August 3, 2006, we entered into an ATM Equity Offering(sm) Sales Agreement with Merrill Lynch & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, relating to the sale of shares of our common stock from time to time through Merrill Lynch. Sales of the shares, if any, are made by means of ordinary brokers' transaction on the New York Stock Exchange. During the year ended December 31, 2009, there were no shares issued pursuant to this program.  During the year ended December 31, 2008, 588,000 shares of the Company’s common stock were issued pursuant to this program, totaling $11.5 million in net proceeds.

On August 3, 2006, we entered into an ATM Equity Sales Agreement with UBS Securities LLC, relating to the sale of shares of our common stock from time to time through UBS Securities. Sales of the shares, if any, are made by means of ordinary brokers' transaction on the New York Stock Exchange.  During the year ended December 31, 2009, there were no shares issued pursuant to this program. During the year ended December 31, 2008, 3.8 million shares of the Company’s common stock were issued pursuant to this program, totaling $60.3 million in net proceeds.

Unrealized Gains and Losses

With our “available-for-sale” accounting treatment, unrealized fluctuations in market values of assets do not impact our GAAP or taxable income but rather are reflected on our balance sheet by changing the carrying value of the asset and stockholders’ equity under “Accumulated Other Comprehensive Income (Loss).”  As a result of the de-designation of interest rate swaps as cash flow hedges during the quarter ended December 31, 2009, unrealized gains and losses in our interest rate swaps impact our GAAP income.

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

	Unrealized Gains and Losses (dollars in thousands)
	At December 31,
	2009	2008	2007	2006	2005
Unrealized gain	$2,093,709	$785,087	$379,348	$112,596	$5,027
Unrealized loss	(202,392)	(532,857)	(531,545)	(188,708)	(211,601)
Net Unrealized (loss) gain	$1,891,317	$252,230	$(152,197)	$(76,112)	$(206,574)

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

Leverage

Our debt-to-equity ratio at December 31, 2009, 2008 and 2007 was 5.7:1, 6.4:1and 8.7:1, respectively.  We generally expect to maintain a ratio of debt-to-equity of between 8:1 and 12:1, although the ratio may vary from this range from time to time based upon various factors, including our management’s opinion of the level of risk of our assets and liabilities, our liquidity position, our level of unused borrowing capacity and over-collateralization levels required by lenders when we pledge assets to secure borrowings.

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

We seek to manage the extent to which our net income changes as a function of changes in interest rates by matching adjustable-rate assets with variable-rate borrowings.  In addition, we have attempted to mitigate the potential impact on net income of periodic and lifetime coupon adjustment restrictions in our portfolio of investment securities by entering into interest rate swaps.  At December 31, 2009, we had entered into swap agreements with a total notional amount of $21.5 billion.  We agreed to pay a weighted average pay rate of 3.85% and receive a floating rate based on one month LIBOR.  At December 31, 2008, we had entered into swap agreements with a total notional amount of $17.6 billion.  We agreed to pay a weighted average pay rate of 4.66% and receive a floating rate based on one month LIBOR.  We may enter into similar derivative transactions in the future by entering into interest rate collars, caps or floors or purchasing interest only securities.

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

Capital Resources

At December 31, 2009, we had no material commitments for capital expenditures.

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

Other Matters

We calculate that at least 75% of our assets were qualified REIT assets, as defined in the Code for the years ended December 31, 2009 and 2008.   We also calculate that our revenue qualifies for the 75% source of income test and for the 95% source of income test rules for the years ended December 31, 2009, 2008 and 2007 and for each quarter therein.  Consequently, we met the REIT income and asset test. We also met all REIT requirements regarding the ownership of our common stock and the distribution of our net income.  Therefore, for the years ended of December 31, 2009, 2008, and 2007, we believe that we qualified as a REIT under the Code.

We at all times intend to conduct our business so as not to become regulated as an investment company under the Investment Company Act of 1940, or the Investment Company Act.  If we were to become regulated as an investment company, then our use of leverage would be substantially reduced.  The Investment Company Act exempts entities that are “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate” (qualifying interests).  Under current interpretation of the staff of the SEC, in order to qualify for this exemption, we must maintain at least 55% of our assets directly in qualifying interests and at least 80% of our assets in qualifying interests plus other real estate related assets.  In addition, unless certain mortgage securities represent all the certificates issued with respect to an underlying pool of mortgages, the Mortgage-Backed Securities may be treated as securities separate from the underlying mortgage loans and, thus, may not be considered qualifying interests for purposes of the 55% requirement.  We calculate that as of December 31, 2009 and December 31, 2008, we were in compliance with this requirement.

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

Our profitability and the value of our portfolio (including interest rate swaps) may be adversely affected during any period as a result of changing interest rates.  The following table quantifies the potential changes in net interest income and portfolio value, should interest rates go up or down 25, 50 and 75 basis points, assuming the yield curves of the rate shocks will be parallel to each other and the current yield curve.  All changes in income and value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario.  The base interest rate scenario assumes interest rates at December 31, 2009 and various estimates regarding prepayment and all activities are made at each level of rate shock.  Actual results could differ significantly from these estimates.

Change in Interest Rate	Projected Percentage Change in Net Interest Income	Projected Percentage Change in Portfolio Value, with Effect of Interest Rate Swaps

-75 Basis Points	2.38%	0.42%
-50 Basis Points	1.56%	0.24%
-25 Basis Points	0.77%	0.02%
Base Interest Rate	-	-
+25 Basis Points	(1.30%)	(0.27%)
+50 Basis Points	(2.87%)	(0.49%)
+75 Basis Points	(4.44%)	(0.67%)

ASSET AND LIABILITY MANAGEMENT

Asset and liability management is concerned with the timing and magnitude of the repricing of assets and liabilities.  We attempt to control risks associated with interest rate movements.  Methods for evaluating interest rate risk include an analysis of our interest rate sensitivity "gap," which is the difference  between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period.  A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities.  A gap is considered negative when the amount of interest-rate sensitive liabilities exceeds interest-rate sensitive assets.  During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income.  During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to affect net interest income adversely.  Because different types of assets and liabilities with the same or similar maturities may react differently to changes in overall market rates or conditions, changes in interest rates may affect net interest income positively or negatively even if an institution were perfectly matched in each maturity category.

The following table sets forth the estimated maturity or repricing of our interest-earning assets and interest-bearing liabilities at December 31, 2009.  The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except adjustable-rate loans, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature and does include the effect of the interest rate swaps.  The interest rate sensitivity of our assets and liabilities in the table could vary substantially based on actual prepayment experience.

	Within 3 Months	4-12 Months	More than 1 Year to 3 Years	3 Years and Over	Total
	(dollars in thousands)
Rate Sensitive Assets:
Investment Securities (Principal)	$4,382,076	$3,134,226	$7,180,432	$47,812,193	$62,508,927
Cash Equivalents	1,504,568	-	-	-	1,504,568
Reverse Repurchase Agreements	753,757	-	-	-	753,757
Securities Borrowed	29,077	-	-	-	29,077
Total Rate Sensitive Assets	6,669,478	3,134,226	7,180,432	47,812,193	64,796,329

Rate Sensitive Liabilities:
Repurchase Agreements,
with the effect of swaps	25,948,432	6,009,947	11,345,250	11,294,500	54,598,129
Securities Loaned	29,057	-	-	-	29,057
Total Rate Sensitive Liabilities	25,977,489	6,009,947	11,345,250	11,294,500	54,627,186

Interest rate sensitivity gap	$(19,308,011)	$(2,875,721)	$(4,164,818)	$36,517,693	$10,169,143

Cumulative rate sensitivity gap	$(19,308,011)	$(22,183,732)	$(26,348,550)	$10,169,143

Cumulative interest rate sensitivity gap as a percentage of total rate-sensitive assets	(31%)	(35%)	(42%)	16%

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

ITEM 8                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and the related notes, together with the Report of Independent Registered Public Accounting Firm thereon, are set forth on pages F-1 through F-27 of this Form 10-K.

ITEM 9                 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
   DISCLOSURE

None.

ITEM 9A             CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act) as of the end of the period covered by this annual report.  Based on that review and evaluation, the CEO and CFO have concluded that our current disclosure controls and procedures, as designed and implemented, (1) were effective in ensuring that information regarding the Company and its subsidiaries is accumulated and communicated to our management, including our CEO and CFO, by our employees, as appropriate to allow timely decisions regarding required disclosure and (2) were effective in providing reasonable assurance that information the Company must disclose in its periodic reports under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by the SEC’s rules and forms.

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to affect its internal control over financial reporting.

Management Report On Internal Control Over Financial Reporting

                Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rules 13a-15(f) under the Securities Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

                The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  In making this assessment, the Company’s management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

                Based on management’s assessment, the Company’s management believes that, as of December 31, 2009, the Company’s internal control over financial reporting was effective based on those criteria.  The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the Company’s internal control over financial reporting.  This report appears on page F-1 of this annual report on Form 10-K.

ITEM 9B.     OTHER INFORMATION

None.
PART III

ITEM 10       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 as to our directors is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2009.  The information regarding our executive officers required by Item 10 appears in Part I of this Form 10-K.  The information required by Item 10 as to our compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2009.

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

The information regarding certain matters pertaining to our corporate governance required by Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2009.

ITEM 11        EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2009.

ITEM 12       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2009.

ITEM 13        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2009.

ITEM 14         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2009.

PART IV

ITEM 15           EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

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

3.5
Articles Supplementary of the Registrant’s designating an additional 2,750,000 shares of the Company’s 7.875% Series A Cumulative Redeemable Preferred Stock, as filed with the State Department of Assessments and Taxation of Maryland on October 15, 2004 (incorporated by reference to Exhibit 3.2 to the Registrant’s 8-K filed October 4, 2004).

3.6
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

4.3	Specimen Series A Preferred Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement on Form 8-A filed with the SEC on April 1, 2004).
4.4	Specimen Series B Preferred Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 10, 2006).
4.5	Form of Indenture with Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-3 (Registration Statement) filed with the Securities and Exchange Commission on February 8, 2010).
4.6	Indenture, dated as of February 12, 2010, between the Company and Wells Fargo Bank, National Association, (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 12, 2010).
4.7	Supplemental Indenture, dated as of February 12, 2010, between the Company and Wells Fargo Bank, National Association, (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 12, 2010).
4.8	Form of 4.00% Convertible Senior Note due 2015 (included in Exhibit 4.2 hereto) (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 12, 2010).

10.1
Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-32913) filed with the Securities and Exchange Commission on August 5, 1997).*

10.2
Form of Master Repurchase Agreement  (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-32913) filed with the Securities and Exchange Commission on August 5, 1997).

10.3
Amended and Restated Employment Agreement, effective as of June 4, 2004, between the Registrant and Michael A.J. Farrell (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-K filed with the Securities and Exchange Commission on March 10, 2005).*

10.4
Amended and Restated Employment Agreement, dated as of February 25, 2008, between the Registrant and Wellington J. Denahan (incorporated by reference to Exhibit 10.4 of the Registrant’s Form 10-K filed with the Securities and Exchange Commission on February 26, 2008).*

10.5
Amended and Restated Employment Agreement, effective as of June 4, 2004,between the Registrant and Kathryn F. Fagan (incorporated by reference to Exhibit 10.5 of the Registrant’s Form 10-K filed with the Securities and Exchange Commission on March 10, 2005).*

10.6
Amended and Restated Employment Agreement, effective as of June 4, 2004, between the Registrant and James P. Fortescue (incorporated by reference to Exhibit 10.7 of the Registrant’s Form 10-K filed with the Securities and Exchange Commission on March 10, 2005).*

10.7
Amended and Restated Employment Agreement, dated as of January 23, 2006, between the Registrant and Jeremy Diamond (incorporated by reference to Exhibit 10.7 of the Registrant’s Form 10-K filed with the Securities and Exchange Commission on March 13, 2006).*

10.8
Amended and Restated Employment Agreement, dated as of January 23, 2006, between the Registrant and Ronald D. Kazel (incorporated by reference to Exhibit 10.7 of the Registrant’s Form 10-K filed with the Securities and Exchange Commission on March 13, 2006).*

10.9
Amended and Restated Employment Agreement, dated as of April 21, 2006, between the Registrant and Rose-Marie Lyght (incorporated by reference to Exhibit 10.9 of the Registrant’s Form 10-Q filed with the Securities and Exchange Commission on May 9, 2006).*

10.10
Amended and Restated Employment Agreement, effective as of June 4, 2004, between the Registrant and Kristopher R. Konrad (incorporated by reference to Exhibit 10.11 of the Registrant’s Form 10-K filed with the Securities and Exchange Commission on March 10, 2005).*

10.11
Amended and Restated Employment Agreement, dated January 23, 2006, between the Registrant and R. Nicholas Singh  (incorporated by reference to Exhibit 10.7 of the Registrant’s Form 10-K filed with the Securities and Exchange Commission on March 13, 2006).*

12.1	Computation of ratio of earnings to combined fixed charges and preferred stock dividends.
21.1	Subsidiaries of Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
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

32.2	Certification of Kathryn F. Fagan, Chief Financial Officer and Treasurer of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS XBRL	Instance Document*A*
Exhibit 101.SCH XBRL	Taxonomy Extension Schema Document* *
Exhibit 101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document**
Exhibit 101.DEF XBRL	Additional Taxonomy Extension Definition Linkbase Document Created**
Exhibit 101.LAB XBRL	Taxonomy Extension Label Linkbase Document* *
Exhibit 101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document* *

*           Exhibit Numbers 10.1 and 10.3-10.11 are management contracts or compensatory plans required to be filed as Exhibits to this Form 10-K.

**           Submitted electronically herewith.  Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition at December 31, 2009 and December 31, 2008; (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2009, 2008 and 2007; (iii) Consolidated Statement of Stockholders' Equity for the years ended December 31, 2009, 2008 and 2007; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007; and (v) Notes to Consolidated Financial Statements.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

FINANCIAL STATEMENTS
Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 2009 and 2008:

Consolidated Statements of Financial Condition	F-2

Consolidated Statements of Operations and Comprehensive Income (Loss)	F-3

Consolidated Statements of Stockholders’ Equity	F-4

Consolidated Statements of Cash Flows	F-5

Notes to Consolidated Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Annaly Capital Management, Inc.
New York, New York

We have audited the accompanying consolidated statements of financial condition of Annaly Capital Management, Inc. and subsidiaries (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2009.  We also have audited the Company's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report On Internal Control Over Financial Reporting at Item 9A.  Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Annaly Capital Management, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP
New York, New York
February 24, 2010

Part I
Item1.  Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2009 AND 2008
 (dollars in thousands)

	December 31, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$1,504,568	$909,353
Reverse repurchase agreements with affiliate	328,757	562,119
Reverse repurchase agreements	425,000	-
Mortgage-Backed Securities, at fair value	64,805,725	55,046,995
Agency debentures, at fair value	915,752	598,945
Investment with affiliates	242,198	52,795
Securities borrowed	29,077	-
Receivable for Mortgage-Backed Securities sold	732,134	75,546
Accrued interest and dividends receivable	318,919	282,532
Receivable from Prime Broker	3,272	16,886
Receivable for advisory and service fees	12,566	6,103
Intangible for customer relationships, net	10,491	12,380
Goodwill	27,917	27,917
Interest rate swaps, at fair value	5,417	-
Other assets	14,397	6,044
Total assets	$69,376,190	$57,597,615

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$54,598,129	$46,674,885
Payable for Investment Securities purchased	4,083,786	2,062,030
Accrued interest payable	89,460	199,985
Dividends payable	414,851	270,736
Securities loaned	29,057	-
Accounts payable and other liabilities	10,005	8,380
Interest rate swaps, at fair value	533,362	1,102,285

Total liabilities	59,758,650	50,318,301

6.00% Series B Cumulative Convertible Preferred Stock: 4,600,000 shares authorized 2,604,614 and 4,496,525 shares issued and outstanding, respectively.	63,114	96,042

Commitments and contingencies	-	-

Stockholders’ Equity:
7.875% Series A Cumulative Redeemable Preferred Stock: 7,412,500 shares authorized, issued and outstanding	177,088	177,088
Common stock: par value $.01 per share; 987,987,500 shares authorized, 553,134,877 and, 541,475,366 issued and outstanding, respectively	5,531	5,415
Additional paid-in capital	7,817,454	7,633,438
Accumulated other comprehensive income	1,891,317	252,230
Accumulated deficit	(336,964)	(884,899)

Total stockholders’ equity	9,554,426	7,183,272

Total liabilities, Series B Cumulative Convertible Preferred Stock and stockholders’ equity	$69,376,190	$57,597,615

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007
(dollars in thousands, except per share amounts)

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007
Interest income
Investments	$2,922,499	$3,115,428	$2,355,447
Securities loaned	103	-	-
Total interest income	2,922,602	$3,115,428	$2,355,447

Interests expense
Repurchase agreements	1,295,670	1,888,912	1,926,465
Securities borrowed	92	-	-
Total interest expense	1,295,762	1,888,912	1,926,465

Net interest income	1,626,840	1,226,516	428,982
Other income (loss):
Investment advisory and service fees	48,952	27,891	22,028
Gain on sale of Investment Securities	99,128	10,713	19,062
Gain on termination of interest rate swaps	-	-	2,096
Income from trading securities	-	9,695	19,147
Dividend income from available-for-sale equity securities	17,184	2,713	91
Loss on other-than-temporarily impaired securities	-	(31,834)	(1,189)
Loss on receivable from Prime Broker	(13,613)	-	-
Unrealized gain (loss) on interest rate swaps	349,521	(768,268)	-
Total other income (loss)	501,172	(749,090)	61,235

Expenses:
Distribution fees	1,756	1,589	3,647
General and administrative expenses	130,152	103,622	62,666
Total expenses	131,908	105,211	66,313

Income before loss on equity method investments, income taxes and noncontrolling interest	1,996,104	372,215	423,904

Loss on equity method investment	252	-	-

Income taxes	34,381	25,977	8,870

Net income	1,961,471	346,238	415,034

Noncontrolling interest	-	58	650

Net income attributable to controlling interest	1,961,471	346,180	414,384

Dividends on preferred stock	18,501	21,177	21,493
Net income available to common shareholders	$1,942,970	$325,003	$392,891

Net income available per share to common shareholders:
Basic	$3.55	$0.64	$1.32
Diluted	$3.52	$0.64	$1.31

Weighted average number of common shares outstanding:
Basic	546,973,036	507,024,596	297,488,394
Diluted	553,130,643	507,024,596	306,263,766

Net income attributable to controlling interest	$1,961,471	$346,180	$414,384
Other comprehensive income (loss):
Unrealized gain on available-for-sale securities	1,513,397	319,226	322,264
Unrealized gain (loss) on interest rate swaps	224,818	64,080	(378,380)
Reclassification adjustment for net (gains) loss included in net income	(99,128)	21,121	(19,969)
Other comprehensive income (loss)	1,639,087	404,427	(76,085)
Comprehensive income attributable to controlling interest	$3,600,558	$750,607	$338,299

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007
 (dollars in thousands, except per share data)

	Preferred Stock	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
BALANCE, DECEMBER 31, 2006	177,088	2,053	2,615,016	(76,112)	(175,004)	2,543,041
Net income attributable to controlling interest	-	-	-	-	414,384	-
Other comprehensive loss	-	-	-	(76,085)	-	-
Comprehensive income	-	-	-	-	-	338,299
Exercise of stock options	-	-	576	-	-	576
Stock option expense and long-term compensation expense	-	-	1,355	-	-	1,355
Net proceeds from follow-on offerings	-	1,829	2,483,700	-	-	2,485,529
Net proceeds from ATM program	-	56	80,862	-	-	80,918
Net proceeds from direct purchase and dividend reinvestment	-	80	116,413	-	-	116,493
Preferred Series A dividends declared $1.97 per share	-	-	-	-	(14,593)	(14,593)
Preferred Series B dividends declared $1.50 per share	-	-	-	-	(6,900)	(6,900)
Common dividends declared, $1.04 per share	-	-	-	-	(339,780)	(339,780)
BALANCE, DECEMBER 31, 2007	177,088	4,018	5,297,922	(152,197)	(121,893)	5,204,938
Net income attributable to controlling interest	-	-	-	-	346,180	-
Other comprehensive income	-	-	-	404,427	-	-
Comprehensive income	-	-	-	-	-	750,607
Exercise of stock options and stock grants	-	3	2,777	-	-	2,780
Stock option expense and long-term compensation expense	-	-	2,534	-	-	2,534
Conversion of Series B cumulative convertible Preferred Stock	-	13	15,411	-	-	15,424
Stock granted in acquisition	-	2	3,123	-	-	3,125
Net proceeds from follow-on offerings	-	1,277	2,146,266	-	-	2,147,543
Net proceeds from ATM program	-	44	71,788	-	-	71,832
Net proceeds from direct purchase and dividend reinvestment	-	58	93,617	-	-	93,675
Preferred Series A dividends declared $1.97 per share	-	-	-	-	(14,594)	(14,594)
Preferred Series B dividends declared $1.50 per share	-	-	-	-	(6,583)	(6,583)
Common dividends declared, $2.08 per share	-	-	-	-	(1,088,009)	(1,088,009)
BALANCE, DECEMBER 31, 2008	$177,088	$5,415	$7,633,438	$252,230	$(884,899)	$7,183,272
Net income	-	-	-	-	1,961,471	-
Other comprehensive income	-	-	-	1,639,087	-	-
Comprehensive income	-	-	-	-	-	3,600,558
Exercise of stock options and stock grants	-	4	4,911	-	-	4,915
Stock option expense and long-term compensation expense	-	-	4,514	-	-	4,514
Conversion of Series B cumulative convertible Preferred Stock	-	28	32,900	-	-	32,928
Net proceeds from direct purchase and dividend reinvestment	-	84	141,691	-	-	141,775
Preferred Series A dividends declared $1.97 per share	-	-	-	-	(14,593)	(14,593)
Preferred Series B dividends declared $1.50 per share	-	-	-	-	(3,908)	(3,908)
Common dividends declared, $2.54 per share	-	-	-	-	(1,395,035)	(1,395,035)
BALANCE, DECEMBER 31, 2009	$177,088	$5,531	$7,817,454	$1,891,317	$(336,964)	$9,554,426

See notes to consolidated financial statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007
(dollars in thousands)

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007
Cash flows from operating activities:
Net income	$1,961,471	$346,238	$415,034
Adjustments to reconcile net income to net cash provided
by operating activities:
Net income attributable to non controlling interest	-	(58)	(650)
Amortization of Mortgage Backed Securities premiums and discounts, net	253,683	99,603	65,185
Amortization of intangibles	2,316	4,133	1,377
Amortization of trading securities premiums and discounts	-	(3)	(11)
(Gain) loss on sale of Investment Securities	(99,128)	(10,713)	(19,062)
Gain on termination of interest rate swaps	-	-	(2,096)
Stock option and long-term compensation expense	4,514	2,534	1,355
Unrealized (gain) loss on interest rate swaps	(349,521)	768,268	-
Loss on investment with affiliate, equity method	252	-	-
Net realized gain on trading investments	-	(12,578)	(4,430)
Unrealized depreciation (appreciation) on trading investments	-	2,994	(11,013)
Loss on other-than-temporarily impaired securities	-	31,834	1,189
Increase in accrued interest and dividend receivable	(35,574)	(8,405)	(123,322)
(Increase) decrease in other assets	(8,780)	340	(2,264)
Purchase of trading securities	-	(13,048)	(18,479)
Proceeds from sale of trading securities	-	30,986	23,640
Purchase of trading securities sold, not yet purchased	-	(22,290)	(13,620)
Proceeds from trading securities sold, not yet purchased	-	21,483	21,489
Proceeds from repurchase agreements from Broker Dealer	301,505,728	-	-
Payments on repurchase agreements from Broker Dealer	(291,820,728)	-	-
Proceeds from reverse repo from Broker Dealer	(3,595,580)	-	-
Payments on reverse repo from Broker Dealer	3,100,827	-	-
Proceeds from securities borrowed	152,027	-	-
Payments on securities borrowed	(181,104)	-	-
Proceeds from securities loaned	197,100	-	-
Payments on securities loaned	(168,043)	-	-
(Increase) decrease in advisory and service fees receivable	(6,462)	345	(420)
(Decrease) increase in interest payable	(110,524)	(57,623)	173,610
Increase (decrease) in accounts payable and other liabilities	1,624	(28,867)	17,872
Loss on receivable from Prime Broker	13,613	(16,886)	-
Reduction of net assets in the fund	-	(28,704)	-
Net cash provided by operating activities	10,817,711	1,109,583	525,384
Cash flows from investing activities:
Purchase of Mortgage-Backed Securities	(24,992,434)	(25,281,183)	(32,832,687)
Proceeds from sale of Investment Securities	4,029,801	15,491,408	4,847,909
Principal payments of Mortgage-Backed Securities	13,796,269	8,619,102	6,831,406
Agency debentures called	602,000	(500,000)	-
Purchase of agency debentures	(918,765)	-	(256,241)
Investment in affiliates	(157,995)	(26,283)	(54,324)
Payments on reverse repurchase agreements	(10,051,980)	(562,119)	-
Proceeds from reverse repurchase agreements	10,355,095	-	-
Investment to purchase subsidiary	-	(12,628)	-
Net cash used in investing activities	(7,338,009)	(2,271,703)	(21,463,937)
Cash flows from financing activities:
Proceeds from repurchase agreements	327,758,745	434,042,799	393,750,907
Principal payments on repurchase agreements	(329,520,501)	(433,414,474)	(375,218,367)
Proceeds from exercise of stock options	4,914	2,780	576
Proceeds from termination of interest rate swaps	-	-	2,096
Proceeds from direct purchase and dividend reinvestment	141,775	93,675	116,493
Net proceeds from follow-on offerings	-	2,147,543	2,485,529
Net proceeds from ATM programs	-	71,832	80,918
Noncontrolling interest	-	(1,574)	(3,750)
Dividends paid	(1,269,420)	(975,068)	(263,671)
Net cash (used) provided by financing activities	(2,884,487)	1,967,513	20,950,731

Net increase in cash and cash equivalents	595,215	805,393	12,178

Cash and cash equivalents, beginning of period	909,353	103,960	91,782

Cash and cash equivalents, end of period	$1,504,568	$909,353	$103,960

Supplemental disclosure of cash flow information:
Interest paid	$1,406,287	$1,946,535	$1,752,855
Taxes paid	$42,268	$18,866	$10,272

Noncash investing activities:
Receivable for Investment Securities Sold	$732,134	$75,546	$276,737
Payable for Investment Securities Purchased	$4,083,786	$2,062,030	$1,677,131
Net change in unrealized gain (loss) on available-for-sale securities and interest rate swaps, net of reclassification adjustment	$1,639,087	$404,427	$(76,085)

Noncash financing activities:
Dividends declared, not yet paid	$414,851	$270,736	$136,618

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

1.       ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

          Annaly Capital Management, Inc. (“Annaly” or the “Company”) was incorporated in Maryland on November 25, 1996.  The Company commenced its operations of purchasing and managing an investment portfolio of mortgage-backed securities on February 18, 1997, upon receipt of the net proceeds from the private placement of equity capital, and completed its initial public offering on October 14, 1997.  The Company is a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended.  Fixed Income Discount Advisory Company (“FIDAC”) is a registered investment advisor and is a wholly owned taxable REIT subsidiary of the Company.  On June 27, 2006, the Company made a majority equity investment in an affiliated investment fund (the “Fund”), which is now wholly owned by the Company.   During the third quarter of 2008, the Company formed RCap Securities Inc. (“RCap”).  RCap was granted membership in the Financial Industry Regulatory Authority (“FINRA”) on January 26, 2009, and operates as broker-dealer.  RCap is a wholly owned taxable REIT subsidiary of the Company.  On October 31, 2008, the Company acquired Merganser Capital Management, Inc. (“Merganser”).  Merganser is a registered investment advisor and is a wholly owned taxable REIT subsidiary of the Company.

A summary of the Company’s significant accounting policies follows:

The consolidated financial statements include the accounts of the Company, FIDAC, Merganser, RCap and the Fund.  All intercompany balances and transactions have been eliminated.  The noncontrolling interest in the earnings of the Fund is reflected as noncontrolling interest in the consolidated financial statements.

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

Securities borrowed and loaned transactions – RCap records securities borrowed and loaned transactions at the amount of cash collateral advanced or received. Securities borrowed transactions require RCap to provide the counterparty with collateral in the form of cash, or other securities. RCap receives collateral in the form of cash or other securities for securities loaned transactions. For these transactions, the fees received or paid by RCap are recorded as interest income or expense. On a daily basis, RCap monitors the market value of securities borrowed or loaned against the collateral value and RCap may require counterparties to deposit additional collateral or return collateral pledged, when appropriate.

Mortgage-Backed Securities and Agency Debentures - The Company invests primarily in mortgage pass-through certificates, collateralized mortgage obligations and other mortgage-backed securities representing interests in or obligations backed by pools of mortgage loans, and certificates guaranteed by the Government National Mortgage Association (“GNMA”) (collectively, “Mortgage-Backed Securities”).  The Company also invests in agency debentures issued by Federal Home Loan Bank (“FHLB”), Federal Home Loan Mortgage Corporation (“FHLMC”), and Federal National Mortgage Association (“FNMA”).  The Mortgage-Backed Securities and agency debentures are collectively referred to herein as “Investment Securities.”

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

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  The Company determines if it (1) has the intent to sell the Investment Securities, (2) is more likely than not that it will be required to sell the securities before recovery, or (3) does not expect to recover the entire amortized cost basis of the Investment Securities.  Further, the security is analyzed for credit loss (the difference between the present value of cash flows expected to be collected and the amortized cost basis).  The credit loss, if any, will then be recognized in the statement of earnings, while the balance of impairment related to other factors will be recognized in other comprehensive income (“OCI”).  There were no losses on other-than-temporarily impaired securities for the year ended December 31, 2009.  The loss on other-than-temporarily impaired securities was $31.8 million and $1.2 million during the years ended December 31, 2008 and 2007, respectively.

The estimated fair value of Investment Securities, available-for-sale equity securities, receivable from prime broker and interest rate swaps is equal to their carrying value presented in the consolidated statements of financial condition.  Cash and cash equivalents, reverse repurchase agreements, securities borrowed, receivable for Mortgage-Backed Securities sold, accrued interest and dividends receivable, receivable for advisory and service fees, repurchase agreements with maturities shorter than one year, payable for Investment Securities purchased, securities loaned, dividends payable, accounts payable and other liabilities, and accrued interest payable, generally approximates fair value at December 31, 2009 due to the short term nature of these financial instruments.  The estimated fair value of long term structured repurchase agreements is reflected in the Note 9 to the financial statements.

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

Credit Risk – The Company has limited its exposure to credit losses on its portfolio of Investment Securities by only purchasing securities issued by FHLMC, FNMA, or GNMA and agency debentures issued by the FHLB, FHLMC and FNMA.  The payment of principal and interest on the FHLMC, and FNMA Mortgage-Backed Securities are guaranteed by those respective agencies, and the payment of principal and interest on the GNMA Mortgage-Backed Securities are backed by the full faith and credit of the U.S. government.  Principal and interest on agency debentures are guaranteed by the agency issuing the debenture.  Substanially all of the Company’s Investment Securities have an actual or implied “AAA” rating.  The Company faces credit risk on the portions of its portfolio which are not Investment Securities.

Market Risk - The current situation in the mortgage sector and the current weakness in the broader mortgage market could adversely affect one or more of the Company’s lenders and could cause one or more of the Company’s lenders to be unwilling or unable to provide additional financing.  This could potentially increase the Company’s financing costs and reduce liquidity.  If one or more major market participants fails, it could negatively impact the marketability of all fixed income securities, including government mortgage securities.  This could negatively impact the value of the securities in the Company’s portfolio, thus reducing its net book value.  Furthermore, if many of the Company’s lenders are unwilling or unable to provide additional financing, the Company could be forced to sell its Investment Securities at an inopportune time when prices are depressed.  Even with the current situation in the mortgage sector, the Company does not anticipate having difficulty converting its assets to cash or extending financing terms due to the fact that its Investment Securities have an actual or implied “AAA” rating and principal payment is guaranteed by FHLMC, FNMA, or GNMA.

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

Use of Estimates - The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  All assets classified as available-for-sale and interest rate swaps are reported at their estimated fair value, based on market prices.  The Company’s policy is to obtain fair values from independent sources.  Fair values from independent sources are compared to internal prices for reasonableness.  Actual results could differ from those estimates.

Goodwill and Intangible assets - The Company’s acquisitions of FIDAC and Merganser were accounted for using the purchase method.  Under the purchase method, net assets and results of operations of acquired companies are included in the consolidated financial statements from the date of acquisition. In addition, the costs of FIDAC and Merganser were allocated to the assets acquired, including identifiable intangible assets, and the liabilities assumed based on their estimated fair values at the date of acquisition. The excess of purchase price over the fair value of the net assets acquired was recognized as goodwill.  Goodwill and intangible assets are periodically (but not less frequently than annually) reviewed for potential impairment.  Intangible assets with an estimated useful life are expected to amortize over a 10.5 year weighted average time period.  During the years ended December 31, 2009, 2008 and 2007, there were no impairment losses.

Stock Based Compensation - The Company is required to measure and recognize in the consolidated financial statements the compensation cost relating to share-based payment transactions.  The compensation cost is reassessed based on the fair value of the equity instruments issued.

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

A Summary of Recent Accounting Pronouncements Follows:

General Principles

Generally Accepted Accounting Principles

In June 2009, the Financial Accounting Standards Board (“FASB”) issued The Accounting Standards Codification (Codification) which revises the framework for selecting the accounting principles to be used in the preparation of financial statements that are presented in conformity with Generally Accepted Accounting Principles (“GAAP”).  The objective of the Codification is to establish the FASB Accounting Standards Codification (“ASC”) as the source of authoritative accounting principles recognized by the FASB.  Codification was effective for interim and annual periods ended after September 15, 2009.  In adopting the Codification, all non-grandfathered, non-SEC accounting literature not included in the Codification is superseded and deemed non-authoritative.  Codification requires any references within the Company’s consolidated financial statements be modified from FASB issues to ASC.  However, in accordance with the FASB Accounting Standards Codification Notice to Constituents (v 2.0), the Company will not reference specific sections of the ASC but will use broad topic references.

The Company’s recent accounting pronouncements section has been reformatted to reflect the same organizational structure as the ASC.  Broad topic references will be updated with pending content as they are released.

Assets

Investments in Debt and Equity Securities (ASC 320)

New guidance was provided to make impairment guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments (“OTTI”) on debt and equity securities in financial statements.  This guidance was also the result of the Securities and Exchange Commission (“SEC”) mark-to-market study mandated under the Emergency Economic Stabilization Act of 2008 (“EESA”).  The SEC’s recommendation was to “evaluate the need for modifications (or the elimination) of current OTTI guidance to provide for a more uniform system of impairment testing standards for financial instruments.”  The guidance revises the OTTI evaluation methodology.  Previously the analytical focus was on whether the company had the “intent and ability to retain its investment in the debt security for a period of time sufficient to allow for any anticipated recovery in fair value.”   Now the focus is on whether the company (1) has the intent to sell the Investment Securities, (2) is more likely than not that it will be required to sell the Investment Securities before recovery, or (3) does not expect to recover the entire amortized cost basis of the Investment Securities.  Further, the security is analyzed for credit loss, (the difference between the present value of cash flows expected to be collected and the amortized cost basis).  The credit loss, if any, will then be recognized in the statement of operations, while the balance of impairment related to other factors will be recognized in OCI.  This guidance became effective for all of the Company’s interim and annual reporting periods ending June 30, 2009 with early adoption permitted for periods ending March 31, 2009 and the Company decided to early adopt.  For the year ended December 31, 2009, the Company did not have unrealized losses in Investment Securities that were deemed other-than-temporary.

Broad Transactions

Business Combinations (ASC 805)

This guidance establishes principles and requirements for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any noncontrolling interest in a business combination at their fair value at acquisition date.  ASC 805 alters the treatment of acquisition-related costs, business combinations achieved in stages (referred to as a step acquisition), the treatment of gains from a bargain purchase, the recognition of contingencies in business combinations, the treatment of in-process research and development in a business combination as well as the treatment of recognizable deferred tax benefits.  ASC 805 is effective for business combinations closed in fiscal years beginning after December 15, 2008 and is applicable to business acquisitions completed after January 1, 2009.  The Company did not make any business acquisitions during the year ended December 31, 2009. The adoption of ASC 805 did not have a material impact on the Company’s consolidated financial statements.

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

Effective January 1, 2010, the consolidation standards have been amended by ASU 2009-17.  This amendment updates the existing standard and eliminates the exemption from consolidation of a Qualified Special Purpose Entity (“QSPE”).    The update requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity (“VIE”). The analysis identifies the primary beneficiary of a VIE as the enterprise that has both: a) the power to direct the activities that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity or the right to receive benefits from the entity which could potentially be significant to the VIE.  The update requires enhanced disclosures to provide users of financial statements with more transparent information about an enterprises involvement in a VIE.  Further, ongoing assessments of whether an enterprise is the primary beneficiary of a VIE are required.   At this time, the amendment has no material effect on the Company financial statements.

On January 27, 2010, the FASB voted to indefinitely defer the effective date of  ASU 2009-17 for a reporting enterprises interest in entities for which it is industry practice to issue financial statements in accordance with investment company standards (ASC 946).   This deferral is expected to most significantly affect reporting entities in the investment management industry.  The Company is evaluating the effect of this update, however, as it stands, the update would have no material effect on the financial statements.

Derivatives and Hedging (ASC 815)

Effective January 1, 2009 and adopted by the Company prospectively, the FASB issued additional guidance attempting  to improve the transparency of financial reporting by mandating the provision of additional information about how derivative and hedging activities affect an entity’s financial position, financial performance and cash flows.  This guidance changed the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosure about (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for, and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  To adhere to this guidance, qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts, gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements must be made.  This disclosure framework is intended to better convey the purpose of derivative use in terms of the risks that an entity is intending to manage.  The effect of the adoption of this guidance was an increase in financial statement note disclosures.

Fair Value Measurements and Disclosures (ASC 820)

In response to the deterioration of the credit markets, FASB issued guidance clarifying how Fair Value Measurements should be applied when valuing securities in markets that are not active.  The guidance provides an illustrative example, utilizing management’s internal cash flow and discount rate assumptions when relevant observable data do not exist.  It further clarifies how observable market information and market quotes should be considered when measuring fair value in an inactive market.  It reaffirms the notion of fair value as an exit price as of the measurement date and that fair value analysis is a transactional process and should not be broadly applied to a group of assets.  The guidance was effective upon issuance including prior periods for which financial statements had not been issued.  The implementation of this guidance did not have a material effect on the fair value of the Company’s assets since the Company previous methodology is consistent with the new guidance.

In October 2008 the EESA was signed into law.  Section 133 of the EESA mandated that the SEC conduct a study on mark-to-market accounting standards.  The SEC provided its study to the U.S. Congress on December 30, 2008.  Part of the recommendations within the study indicated that “fair value requirements should be improved through development of application and best practices guidance for determining fair value in illiquid or inactive markets.”  As a result of this study and the recommendations therein, on April 9, 2009, the FASB issued additional guidance for determining fair value when the volume and level of activity for the asset or liability have significantly decreased when compared with normal market activity for the asset or liability (or similar assets or liabilities).  This guidance became effective for the Company June 30, 2009 with early adoption permitted for periods ending after March 31, 2009.  The adoption does not have a major impact on the manner in which we estimate fair value, nor does it have any impact on our financial statement disclosures.

In August 2009, FASB provided further guidance (ASU 2009-05) regarding the fair value measurement of liabilities.  The guidance states that a quoted price for the identical liability when traded as an asset in an active market is a Level 1 fair value measurement.  If the value must be adjusted for factors specific to the liability, then the adjustment to the quoted price of the asset shall render the fair value measurement of the liability a lower level measurement.  This guidance has no material effect on the fair valuation of the Company’s liabilities.

In September 2009, FASB issued guidance (ASU 2009-12) on measuring the fair value of certain alternative investments.  This guidance offers investors a practical expedient for measuring the fair value of investments in certain entities that calculate net asset value (“NAV”) per share.  If an investment falls within the scope of the ASU, the reporting entity is permitted, but not required to use the investment’s NAV to estimate its fair value.  This guidance has no material effect on the fair valuation of the Company’s assets, as the Company does not hold any assets qualifying under this guidance.

In January 2010, FASB issued guidance (ASU 2010-06) which increases disclosure regarding the fair value of assets.  The key provisions of this guidance include the requirement to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 including a description of the reason for the transfers.  Previously this was only required of transfers between Level 2 and Level 3 assets.  Further, reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities; a class is potentially a subset of the assets or liabilities within a line item in the statement of financial position.  Additionally, disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements are required for either Level 2 or Level 3 assets.  This portion of the guidance is effective for the Company for December 31, 2009. The guidance also requires that the disclosure on any Level 3 assets presents separately information about purchases, sales, issuances and settlements.  In other words, Level 3 assets are presented on a gross basis rather than as one net number.  However, this last portion of the guidance is not effective for the Company until December 15, 2010.  Adoption of this guidance results is increased financial statement note disclosure for the Company.

Financial Instruments (ASC 820)

On April 9, 2009, the FASB issued guidance which requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements.  The guidance became effective for the Company on June 30, 2009.  The adoption did not have any impact on financial reporting as all financial instruments are currently reported at fair value in both interim and annual periods.

Subsequent Events (ASC 855)

ASC 855 provides general standards governing accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued.  ASC 855 also provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions occurring after the balance sheet date. The Company adopted the guidance effective June 30, 2009, and adoption had no impact on the Company’s consolidated financial statements.  The Company evaluated subsequent events through February 24, 2010.

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

On June 12, 2009, the FASB issued guidance an amendment update to the accounting standards governing the transfer and servicing of financial assets .This amendment  updates the existing standard and eliminates  the concept of a Qualified Special Purpose Entity (“QSPE”); clarifies the surrendering of control to effect sale treatment; and modifies the financial components approach – limiting the circumstances in which a financial asset or portion thereof should be derecognized when the transferor maintains continuing involvement.  It defines the term “Participating Interest”.  Under this standard update, the transferor must recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer, including any retained beneficial interest. Additionally, the amendment requires enhanced disclosures regarding the transferors risk associated with continuing involvement in any transferred assets.   The amendment is effective beginning January 1, 2010.   The Company believes the amendment has no material effect on the financial statements.

2.         MORTGAGE-BACKED SECURITIES

The following tables present the Company’s available-for-sale Mortgage-Backed Securities portfolio as of December 31, 2009 and 2008 which were carried at their fair value:

December 31, 2009	Federal Home Loan Mortgage Corporation	Federal National Mortgage Association	Government National Mortgage Association	Total Mortgage- Backed Securities
	(dollars in thousands)
Mortgage-Backed
Securities, gross	$18,973,616	$41,836,554	$779,109	$61,589,279
Unamortized discount	(20,210)	(28,167)	-	(48,377)
Unamortized premium	301,700	974,861	20,382	1,296,943
Amortized cost	19,255,106	42,783,248	799,491	62,837,845

Gross unrealized gains	717,749	1,318,066	21,944	2,057,759
Gross unrealized losses	(27,368)	(61,739)	(772)	(89,879)

Estimated fair value	$19,945,487	$44,039,575	$820,663	$64,805,725
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(dollars in thousands)
Adjustable rate	$16,345,988	$513,820	$(68,488)	$16,791,320

Fixed rate	46,491,857	1,543,939	(21,391)	48,014,405

Total	$62,837,845	$2,057,759	$(89,879)	$64,805,725

December 31, 2008	Federal Home Loan Mortgage Corporation	Federal National Mortgage Association	Government National Mortgage Association	Total Mortgage- Backed Securities
	(dollars in thousands)
Mortgage-Backed
Securities, gross	$19,898,430	$32,749,123	$1,259,118	$53,906,671
Unamortized discount	(26,733)	(36,647)	(787)	(64,167)
Unamortized premium	212,354	381,433	25,694	619,481
Amortized cost	20,084,051	33,093,909	1,284,025	54,461,985

Gross unrealized gains	297,366	468,824	14,606	780,796
Gross unrealized losses	(71,195)	(123,443)	(1,148)	(195,786)

Estimated fair value	$20,310,222	$33,439,290	$1,297,483	$55,046,995
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(dollars in thousands)
Adjustable rate	$19,509,017	$287,249	$(178,599)	$19,617,667

Fixed rate	34,952,968	493,547	(17,187)	35,429,328

Total	$54,461,985	$780,796	$(195,786)	$55,046,995

Actual maturities of Mortgage-Backed Securities are generally shorter than stated contractual maturities because actual maturities of Mortgage-Backed Securities are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.  The following table summarizes the Company’s Mortgage-Backed Securities on December 31, 2009 and 2008, according to their estimated weighted-average life classifications:

	December 31, 2009		December 31, 2008
Weighted-Average Life	Fair Value	Amortized Cost	Fair Value	Amortized Cost
	(dollars in thousands)
Less than one year	$2,796,707	$2,762,873	$4,147,646	$4,181,282
Greater than one year and less than five years	55,780,372	54,070,493	37,494,312	37,102,706
Greater than or equal to five years	6,228,646	6,004,479	13,405,037	13,177,997

Total	$64,805,725	$62,837,845	$55,046,995	$54,461,985

The weighted-average lives of the Mortgage-Backed Securities at December 31, 2009 and 2008 in the table above are based upon data provided through subscription-based financial information services, assuming constant principal prepayment rates to the reset date of each security.  The prepayment model considers current yield, forward yield, steepness of the yield curve, current mortgage rates, mortgage rate of the outstanding loans, loan age, margin and volatility.  The actual weighted average lives of the Mortgage-Backed Securities could be longer or shorter than estimated.

The following table presents the gross unrealized losses, and estimated fair value of the Company’s Mortgage-Backed Securities by length of time that such securities have been in a continuous unrealized loss position at December 31, 2009 and December 31, 2008.

	Unrealized Loss Position For: (dollars in thousands)
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

December 31, 2009	$4,818,239	$(22,869)	$2,802,920	$(67,010)	$7,621,159	$(89,879)

December 31, 2008	$4,631,897	$(65,790)	$4,267,448	$(129,996)	$8,899,345	$(195,786)

The decline in value of these securities is solely due to market conditions and not the quality of the assets.  Substantially all of the Mortgage-Backed Securities are “AAA” rated or carry an implied “AAA” rating.  The investments are not considered other-than-temporarily impaired because the Company currently has the ability and intent to hold the investments to maturity or for a period of time sufficient for a forecasted market price recovery up to or beyond the cost of the investments or we are required to sell for regulatory or other reasons.  Also, the Company is guaranteed payment of the principal amount of the securities by the government agency which created them.

The adjustable rate Mortgage-Backed Securities are limited by periodic caps (generally interest rate adjustments are limited to no more than 1% every nine months) and lifetime caps.  The weighted average lifetime cap was 10.1% at December 31, 2009 and 10.0% at December 31, 2008.

During the year ended December 31, 2009, the Company sold $4.6 billion of Mortgage-Backed Securities, resulting in a realized gain of $99.1 million.  During the year ended December 31, 2008, the Company sold $15.1 billion of Mortgage-Backed Securities, resulting in a realized gain of $10.7 million.

3.         AGENCY DEBENTURES

At December 31, 2009, the Company owned agency debentures with a carrying value of $915.8 million, including an unrealized loss of $3.0 million.  At December 31, 2008, the Company owned agency debentures with a carrying value of $598.9 million including an unrealized loss of $2.8 million.

4.         AVAILABLE FOR SALE EQUITY SECURITIES

All of the available-for-sale equity securities are shares of Chimera and are reported at fair value.  The Company owned approximately 45.0 million shares of Chimera at a fair value of approximately $174.5 million at December 31, 2009 and approximately 15.3 million shares of Chimera at fair value of approximately $52.8 million at December 31, 2008.  At December 31, 2009 and December 31, 2008, the investment in Chimera had an unrealized gain of $35.7 million and $4.0 million, respectively.  Chimera is externally managed by FIDAC pursuant to a management agreement.

Although the Company has the intent and ability to retain the investment in Chimera indefinitely, the Company determined that an other-than-temporarily impaired charge of $31.8 million was appropriate in the third quarter of 2008 and is reflected in the income statement for the year ended of December 31, 2008. This determination is based on the extent of the decline in value of the Chimera shares combined with the current state of the mortgage and credit markets.

5.         INVESTMENT IN AFFILIATE, EQUITY METHOD

During the year ended December 31, 2009, the Company acquired 4,527,778 shares of CreXus Investment Corp. (“CreXus”) common stock at a price of $15.00 per share.  The Company owns 25% of CreXus and accounts for its investment using the equity method.  CreXus is externally managed by FIDAC pursuant to a management agreement.  The quoted fair value of the Company’s investment in CreXus was $63.2 million at December 31, 2009.

6.         REVERSE REPURCHASE AGREEMENT

At December 31, 2009 and 2008, the Company had lent $259.0 million and $562.1 million, respectively, to Chimera in a reverse repurchase agreement which is callable weekly.  This amount is included in the principal amount which approximates fair value in the Company’s Statements of Financial Condition.  The interest rate at December 31, 2009 and December 31, 2008 was at the rate of 1.72% and 1.43%, respectively.  The collateral for this loan is mortgage-backed securities with a fair value of $314.3 million and $680.8 million at December 31, 2009 and 2008, respectively.

At December 31, 2009, RCap, in its ordinary course of business, financed though matched reverse repurchase agreements, at market rates, $69.7 million for a fund that is managed by FIDAC.  At December 31, 2009, RCap had an outstanding reverse repurchase agreement with a non-affiliate of $425.0 million.

The Company reports cash flows on reverse repurchase agreements as investment activites in the Statements of Cash Flows.  RCap reports cash flows on reverse repurchase agreements as operating activities in the Statements of Cash Flows.

7.         RECEIVABLE FROM PRIME BROKER

The net assets of the investment fund owned by the Company are subject to English bankruptcy law, which governs the administration of Lehman Brothers International (Europe) (in administration) (“LBIE”), as well as the law of New York, which governs the contractual documents.  The Company invested approximately $45.0 million in the fund and has redeemed approximately $56.0 million.  The current assets of the fund still remain at LBIE and affiliates of LBIE and the ultimate recovery of such amount remains uncertain.  The Company has entered into the Claims Resolution Agreement (the “CRA”) between LBIE and certain eligible offerees effective December 29, 2009 with respect to these assets.

Certain of the Company’s assets subject to the CRA are held directly at LBIE and the Company has valued such assets in accordance with the valuation date set forth in the CRA and the pricing information provided to the Company by LBIE.  The valuation date with respect to these assets as set forth in the CRA is September 19, 2008.

Certain of the Company’s assets subject to the CRA are not held directly at LBIE and are believed to be held at affiliates of LBIE.  Given the great degree of uncertainty as to the status of the Company’s assets that are not directly held by LBIE and are believed to be held at affiliates of LBIE, the Company has valued such assets at an 80% discount, or $3.3 million.  The value of the net assets that are not directly held by LBIE and are believed to be held at affiliates of LBIE is determined on the basis of the best information available to us from time to time, legal and professional advice obtained for the purpose of determining the rights, and on the basis of a number of assumptions which we believe to be reasonable.

The Company can provide no assurance, however, that it will recover all or any portion of any of the net assets of the investment fund following completion of LBIE’s administration (and any subsequent liquidation).

8.         FAIR VALUE MEASUREMENTS

The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.  The three levels are defined as follows:

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

Available for sale equity securities are valued based on quoted prices (unadjusted) in an active market.  Mortgage-Backed Securities and interest rate swaps are valued using quoted prices for similar assets and dealer quotes.  The dealer will incorporate common market pricing methods, including a spread measurement to the Treasury curve or interest rate swap curve as well as underlying characteristics of the particular security including coupon, periodic and life caps, rate reset period and expected life of the security.  Management ensures that current market conditions are represented.  Management compares similar market transactions and comparisons to a pricing model.  The Company’s Investment Securities characteristics are as follows:

	Weighted Average Coupon on Fixed Rate Securities	Weighted Average Coupon on Adjustable Rate Securities	Weighted Average Yield	Weighted Average Lifetime Cap on Adjustable Rate Securities	Weighted Average Term to Next Adjustment on Adjustable Rate Securities

At December 31, 2009	5.78%	4.55%	4.51%	10.09%	33 months

At December 31, 2008	6.13%	4.75%	5.15%	10.00%	36 months

The Company’s financial assets and liabilities carried at fair value on a recurring basis are valued as follows:

	Level 1	Level 2	Level 3
At December 31, 2009	(dollars in thousands)
Assets:
Mortgage-Backed Securities	$-	$64,805,725	-
Agency debentures	-	915,752	-
Available for sale equity securities	174,533	-	-
Interest rate swaps		5,417

Liabilities:
Interest rate swaps	-	533,362	-

At December 31, 2008
Assets:
Mortgage-Backed Securities	$-	$55,046,995	-
Agency debentures	-	598,945	-
Available for sale equity securities	52,795	-	-

Liabilities:
Interest rate swaps	-	1,102,285	-

The classification of assets and liabilities by level remains unchanged at December 31, 2009, when compared to the previous quarter.

9.         REPURCHASE AGREEMENTS

The Company had outstanding $54.6 billion and $46.7 billion of repurchase agreements with weighted average borrowing rates of 2.11% and 4.08%, after giving effect to the Company’s interest rate swaps, and weighted average remaining maturities of 170 days and 238 days as of December 31, 2009 and December 31, 2008, respectively.  Investment Securities pledged as collateral under these repurchase agreements and interest rate swaps had an estimated fair value of $57.9 billion at December 31, 2009 and $51.8 billion at December 31, 2008.

At December 31, 2009 and 2008, the repurchase agreements had the following remaining maturities:

	December 31, 2009	December 31, 2008
	(dollars in thousands)
1 day	$-	$-
Within 30 days	38,341,206	32,025,186
30 to 59 days	7,163,255	5,205,352
60 to 89 days	192,005	209,673
90 to 119 days	139,966	254,674
Over 120 days	8,761,696	8,980,000
Total	$54,598,128	$46,674,885

The Company did not have an amount at risk greater than 10% of the equity of the Company with any counterparty as of December 31, 2009 or December 31, 2008.

The Company has entered into repurchase agreements which provide the counterparty with the right to call the balance prior to maturity date.  These repurchase agreements totaled $7.0 billion and the fair value of the option to call was ($352.4 million) at December 31, 2009.  The repurchase agreements totaled $8.1 billion and the fair value of the option to call was ($574.3) at December 31, 2008.  Management has determined that the call option is not required to be bifurcated as it is deemed clearly and closely related to the debt instrument, therefore the fair value of the option is not recorded in the consolidated financial statements.

The structured repurchase agreements are modeled and priced as pay fixed versus receive floating interest rate swaps whereby the fixed receiver has the option to cancel the swap after an initial lockout period. Therefore the structured repurchase agreements are priced as a combination of an interest rate swaps with an embedded call options.

The Company reports cash flows repurchase agreements as investment activites in the Statements of Cash Flows.  RCap reports cash flows on repurchase agreements as financing activities in the Statements of Cash Flows

10.       INTEREST RATE SWAPS

In connection with the Company’s interest rate risk management strategy, the Company economically hedges a portion of its interest rate risk by entering into derivative financial instrument contracts.  As of December 31, 2009, such instruments are comprised of interest rate swaps, which in effect modify the cash flows on repurchase agreements.  The use of interest rate swaps creates exposure to credit risk relating to potential losses that could be recognized if the counterparties to these instruments fail to perform their obligations under the contracts.  In the event of a default by the counterparty, the Company could have difficulty obtaining its Mortgage-Backed Securities pledged as collateral for swaps.  The Company does not anticipate any defaults by its counterparties.
The Company’s swaps are used to lock in the fixed rate related to a portion of its current and anticipated future 30-day term repurchase agreements.

The location and fair value of derivative instruments reported in the Consolidated Statement of Financial Position as of December 31, 2009 are as follows:

	Location on Statement of Financial Condition	Notional Amount (dollars in thousands)	Net Estimated Fair Value/Carrying Value (dollars in thousands)

December 31, 2009	Liabilities	$18,823,300	$533,362
December 31, 2009	Assets	$2,700,000	$5,417
December 31, 2008	Liabilities	$17,615,750	$1,102,285

The effect of derivatives on the Statement of Operations and Comprehensive Income is as follows:

	Location on Statement of Operations and Comprehensive Income
	Interest Expense	Unrealized Gain (Loss) on Interest Rate Swaps
	(dollars in thousands)
For the Year Ended December 31, 2009	$743,982	$349,521
For the Year Ended December 31, 2008	$327,402	$(768,268)

The weighted average pay rate at December 31, 2009 was 3.85% and the weighted average receive rate was 0.25%.  The weighted average pay rate at December 31, 2008 was 4.66% and the weighted average receive rate was 1.88%.

11.       PREFERRED STOCK AND COMMON STOCK

(A)  Common Stock Issuances

During the year ended December 31, 2009, 423,160 options were exercised under the Long-Term Stock Incentive Plan, or Incentive Plan, for an aggregate exercise price of $4.9 million.  During the year ended December 31, 2009, 7,550 shares of restricted stock were issued under the Incentive Plan.

During the year ended December 31, 2009, 1.4 million shares of Series B Preferred Stock were converted into 2.8 million shares of common stock, respectively.

During the year ended December 31, 2009, the Company raised $141.8 million by issuing 8.4 million shares, through the Direct Purchase and Dividend Reinvestment Program.

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

During the year ended December 31, 2008, 634,000 shares of Series B Preferred Stock were converted into 1.3 million shares of common stock, respectively.

On August 3, 2006, the Company entered into an ATM Equity Offering(sm) Sales Agreement with Merrill Lynch & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, relating to the sale of shares of the Company’s common stock from time to time through Merrill Lynch. Sales of the shares, if any, are made by means of ordinary brokers' transaction on the New York Stock Exchange. During the year ended December 31, 2009, there were no shares issued pursuant to this program.  During the year ended December 31, 2008, 588,000 shares of the Company’s common stock were issued pursuant to this program, totaling $11.5 million in net proceeds.

On August 3, 2006, the Company entered into an ATM Equity Sales Agreement with UBS Securities LLC, relating to the sale of shares of the Company’s common stock from time to time through UBS Securities. Sales of the shares, if any, will be made by means of ordinary brokers' transaction on the New York Stock Exchange. During the year ended December 31, 2009, there were no shares issued pursuant to this program. During the year ended December 31, 2008, 3.8 million shares of the Company’s common stock were issued pursuant to this program, totaling $60.3 million in net proceeds.

(B) Preferred Stock

At December 31, 2009 and 2008, the Company had issued and outstanding 7,412,500 shares of Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”), with a par value $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The Series A Preferred Stock must be paid a dividend at a rate of 7.875% per year on the $25.00 liquidation preference before the common stock is entitled to receive any dividends. The Series A Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not declared) exclusively at the Company's option commencing on April 5, 2009 (subject to the Company's right under limited circumstances to redeem the Series A Preferred Stock earlier in order to preserve its qualification as a REIT). The Series A Preferred Stock is senior to the Company's common stock and is on parity with the Series B Preferred Stock with respect to dividends and distributions, including distributions upon liquidation, dissolution or winding up. The Series A Preferred Stock generally does not have any voting rights, except if the Company fails to pay dividends on the Series A Preferred Stock for six or more quarterly periods (whether or not consecutive). Under such circumstances, the Series A Preferred Stock, together with the Series B Preferred Stock, will be entitled to vote to elect two additional directors to the Board, until all unpaid dividends have been paid or declared and set apart for payment. In addition, certain material and adverse changes to the terms of the Series A Preferred Stock cannot be made without the affirmative vote of holders of at least two-thirds of the outstanding shares of Series A Preferred Stock and Series B Preferred Stock. Through December 31, 2009, the Company had declared and paid all required quarterly dividends on the Series A Preferred Stock.

At December 31, 2009 and 2008, the Company had issued and outstanding 2,604,614 and 4,496,525, respectively, shares of Series B Cumulative Convertible Preferred Stock (“Series B Preferred Stock”), with a par value $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The Series B Preferred Stock must be paid a dividend at a rate of 6% per year on the $25.00 liquidation preference before the common stock is entitled to receive any dividends.

The Series B Preferred Stock is not redeemable. The Series B Preferred Stock is convertible into shares of common stock at a conversion rate that adjusts from time to time upon the occurrence of certain events, including if the Company distributes to its common shareholders in any calendar quarter cash dividends in excess of $0.11 per share. Initially, the conversion rate was 1.7730 shares of common shares per $25 liquidation preference.   At December 31, 2008, the conversion ratio was 2.0650 shares of common stock per $25 liquidation preference.  Commencing April 5, 2011, the Company has the right in certain circumstances to convert each Series B Preferred Stock into a number of common shares based upon the then prevailing conversion rate. The Series B Preferred Stock is also convertible into common shares at the option of the Series B preferred shareholder at anytime at the then prevailing conversion rate. The Series B Preferred Stock is senior to the Company's common stock and is on parity with the Series A Preferred Stock with respect to dividends and distributions, including distributions upon liquidation, dissolution or winding up. The Series B Preferred Stock generally does not have any voting rights, except if the Company fails to pay dividends on the Series B Preferred Stock for six or more quarterly periods (whether or not consecutive). Under such circumstances, the Series B Preferred Stock, together with the Series A Preferred Stock, will be entitled to vote to elect two additional directors to the Board, until all unpaid dividends have been paid or declared and set apart for payment. In addition, certain material and adverse changes to the terms of the Series B Preferred Stock cannot be made without the affirmative vote of holders of at least two-thirds of the outstanding shares of Series B Preferred Stock and Series A Preferred Stock. Through December 31, 2009, the Company had declared and paid all required quarterly dividends on the Series B Preferred Stock.  During the year ended December 31, 2009, 1.4 million shares of Series B Preferred Stock were converted into 2.8 million shares of common stock.  During the year ended December 31, 2008, 634,000 shares of Series B Preferred Stock were converted into 1.3 million shares of common stock.

(C) Distributions to Shareholders

During the year ended December 31, 2009, the Company declared dividends to common shareholders totaling $1.4 billion or $2.54 per share, of which $414.9 million were paid to shareholders on January 28, 2010.  During the year ended December 31, 2009, the Company declared dividends to Series A Preferred shareholders totaling approximately $14.6 million or $1.97 per share, and Series B shareholders totaling approximately $3.9 million or $1.50 per share, which were paid to shareholders on December 31, 2009.

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

12.       NET INCOME PER COMMON SHARE

The following table presents a reconciliation of the net income and shares used in calculating basic and diluted earnings per share for the years ended December 31, 2009, 2008, and 2007.

	For the years ended (amounts in thousands)
	December 31, 2009	December 31, 2008	December 31, 2007
Net income attributable to controlling interest	$1,961,471	$346,180	$414,384
Less: Preferred stock dividends	18,501	21,177	21,493
Net income available to common shareholders, prior to adjustment for Series B dividends, if necessary	1,942,970	325,003	392,891
Add: Preferred Series B dividends, if Series B shares are dilutive	3,908	-	6,900
Net income available to common shareholders, as adjusted	$1,946,877	$325,003	$399,791
Weighted average shares of common stock outstanding-basic	546,973	507,025	297,488
Add: Effect of dilutive stock options and Series
B Cumulative Convertible Preferred Stock	6,158	-	8,775
Weighted average shares of common stock outstanding-diluted	553,131	507,025	306,263

Options to purchase 2.8 million shares of common stock, were outstanding and considered anti-dilutive as their exercise price and option expense exceeded the average stock price for the year ended December 31, 2009. Options to purchase 5.2 million shares of common stock, were outstanding and considered anti-dilutive as their exercise price and option expense exceeded the average stock price for the year ended December 31, 2008. The Series B Cumulative Convertible Preferred Stock was anti-dilutive for the year ended December 31, 2008.

13.       LONG-TERM STOCK INCENTIVE PLAN

The Company has adopted a long term stock incentive plan for executive officers, key employees and non-employee directors (the “Incentive Plan”).  The Incentive Plan authorizes the Compensation Committee of the board of directors to grant awards, including non-qualified options as well as incentive stock options as defined under Section 422 of the Code.  The Incentive Plan authorizes the granting of options or other awards for an aggregate of the greater of 500,000 shares or 9.5% of the diluted outstanding shares of the Company’s common stock, up to ceiling of 8,932,921 shares.  Stock options are issued at the current market price on the date of grant, subject to an immediate or four year vesting in four equal installments with a contractual term of 5 or 10 years.  The grant date fair value is calculated using the Black-Scholes option valuation model.

	For the year ended
	December 31, 2009		December 31, 2008
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding at the beginning of year	5,180,164	$15.87	3,437,267	$15.23
Granted	2,535,750	13.26	2,043,700	16.02
Exercised	(423,161)	11.72	(293,243)	9.59
Forfeited	(10,000)	15.61	(2,550)	15.84
Expired	(11,250)	17.32	(5,010)	20.67
Options outstanding at the end of period	7,271,503	$15.20	5,180,164	$15.87
Options exercisable at the end of the period	1,869,678	$16.96	2,119,964	$16.36

The weighted average remaining contractual term was approximately 7.6 years for stock options outstanding and approximately 4.7 years for stock options exercisable as of December 31, 2009.  As of December 31, 2009, there was approximately $13.1 million of total unrecognized compensation cost related to nonvested share-based compensation awards.  That cost is expected to be recognized over a weighted average period of 3.0 years.

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

During the year ended December 31, 2009, the Company’s taxable REIT subsidiaries recorded $9.7 million of income tax expense for income attributable to those subsidiaries, and the portion of earnings retained based on Code Section 162(m) limitations.  During the year ended December 31, 2009, the Company recorded $24.7 million of income tax expense for a portion of earnings retained based on Section 162(m) limitations.

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

The Company’s effective tax rate was 52%, 53%, and 51%, for the years ended December 31, 2009, 2008, and 2007, respectively.  These rates were calculated based on the Companies estimated taxable income after dividends paid deduction and differ from the federal statutory rate as a result of state and local taxes and permanent difference pertaining to employee remuneration as discussed above.

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

 15.      LEASE COMMITMENTS AND CONTINGENCIES

The Company has a non-cancelable lease for office space, which commenced in May 2002 and was to expire in December 2009. The Company amended this lease to increase the amount of space it leases and extended it to December 2015.  Merganser has a non-cancelable lease for office space, which commenced on May 2003 and expires in May 2014.  The Company’s aggregate future minimum lease payments total $10.1 million.   The following table details the lease payments, net of sub-lease receipts.

Year Ending December	Lease Commitment	Sublease Income	Net Amount
	(dollars in thousands)
2010	$2,049	$56	$1,993
2011	2,120	-	2,120
2012	2,130	-	2,130
2013	2,170	-	2,170
Thereafter	1,677	-	1,677
	$10,146	$56	$10,090

From time to time, the Company is involved in various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company’s consolidated financial statements and therefore no accrual is required as of December 31, 2009 and 2008.

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

The Company seeks to manage the extent to which net income changes as a function of changes in interest rates by matching adjustable-rate assets with variable-rate borrowings.  The Company may seek to mitigate the potential impact on net income of periodic and lifetime coupon adjustment restrictions in the portfolio of Investment Securities by entering into interest rate agreements such as interest rate caps and interest rate swaps. As of December 31, 2009 and 2008, the Company entered into interest rate swaps to pay a fixed rate and receive a floating rate of interest, with a total notional amount of $21.5 billion and $17.6 billion, respectively.

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

17.       RELATED PARTY TRANSACTIONS

At December 31, 2009 and 2008, the Company had lent $259.0 million and $562.1 million, respectively, to Chimera in a reverse repurchase agreement that is callable weekly.  This amount is included in the principal amount which approximates fair value in the Company’s Statement of Financial Condition.  The interest rate at December 31, 2009 and December 31, 2008 was at the rate of 1.72% and 1.43%, respectively.

At December 31, 2009, the Company had $8.8 billion of repurchase agreements outstanding with RCap.  The weighted average interest rate is 0.35% and the terms are one to two months.  These agreements are collateralized by agency mortgage backed securities, with an estimated market value of $9.2 billion. For the year ended December 31, 2009, RCap had $18.0 million in interest income from the Company.

On April 15, 2009, the Company purchased approximately 25.0 million shares of Chimera common stock at a price of $3.00 for aggregate proceeds of approximately $74.9 million.  On May 27, 2009, the Company purchased approximately 4.7 million shares of Chimera common stock at a price of $3.22 for aggregate proceeds of approximately $15.2 million.  On October 29, 2008, the Company purchased approximately 11.7 million shares of Chimera common stock at a price of $2.25 per share for aggregate proceeds of approximately $26.3 million.  Chimera is managed by FIDAC, and the Company owns approximately 6.8% of Chimera's common stock.

18.       SUBSEQUENT EVENTS

On February 9, 2010, the Company issued $500.0 million in aggregate principal amount of its 4% convertible senior notes due 2015. Interest on the notes will be paid semi-annually at a rate of 4% per year and the notes will mature on February 15, 2015 unless earlier repurchased or converted.  The notes will be convertible into shares of Annaly’s common stock. The notes will be convertible at an initial conversion rate of 46.6070 shares of common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $21.456 per share of common stock, subject to adjustment in certain circumstances.

19.       SUMMARIZED QUARTERLY RESULTS (UNAUDITED)

The following is a presentation of the quarterly results of operations for the year ended December 31, 2009.

	March 31,	June 30,	September 30,	December 31,
	2009	2009	2009	2009
	(dollars in thousands, expect per share data)
Interest income
Investments	$716,015	$710,401	$744,523	$751,560
Securities loaned	-	-	-	103
Total interest income	716,015	710,401	744,523	751,663

Interest expense
Investments	378,625	322,596	307,777	286,672
Securities borrowed	-	-	-	92
Total interest expense	378,625	322,596	307,777	286,764

Net interest income	337,390	387,805	436,746	464,899

Other income (loss)
Investment advisory and service fees	7,761	11,736	14,620	14,835
Gain on sale of Mortgage-Backed Securities	5,023	2,364	591	91,150
Dividend income from available-for-sale equity securities	918	3,221	5,398	7,647
Loss from Prime Broker	-	-	-	(13,613)
Unrealized gain (loss) on interest rate swaps	35,545	230,207	(128,687)	212,456
Total other income (loss)	49,247	247,528	(108,078)	312,475

Expenses
Distribution fees	428	432	478	418
General and administrative expenses	29,882	30,046	33,344	36,880
Total expenses	30,310	30,478	33,822	37,298

Income before loss on equity method investments and income taxes	356,327	604,855	294,846	740,076

Loss on equity method investment	-	-	-	252

Income taxes	6,434	7,801	9,657	10,489

Net income	349,893	597,054	285,189	729,335

Dividends on preferred stock	4,626	4,625	4,625	4,625

Net income available to common shareholders	$345,267	$592,429	$280,564	$724,710

Net income available per share to common shareholders:
Basic	$0.64	$1.09	$0.51	$1.31
Diluted	$0.63	$1.08	$0.51	$1.30

Weighted average number of common shares outstanding:
Basic	542,903,110	544,344,844	547,611,480	552,917,499
Diluted	548,551,328	550,099,709	553,376,285	559,332,320

The following is a presentation of the quarterly results of operations for the year ended December 31, 2008.

	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
	(dollars in thousands, except per share data)
Interest income	$791,128	$773,359	$810,659	$740,282

Interest expense	537,606	442,251	458,250	450,805

Net interest income	253,522	331,108	352,409	289,477

Other income:
Investment advisory and service fees	6,598	6,406	7,663	7,224
Gain (loss) on sale of Investment Securities	9,417	2,830	(1,066)	(468)
Income (loss) from trading securities	1,854	2,180	7,671	(2,010)
Dividend income from available-for-sale equity securities	941	580	580	612
Loss on other-than-temporarily impaired securities	-	-	(31,834)	-
Unrealized loss on interest rate swaps	-	-	-	(768,268)

Total other income (loss)	18,810	11,996	(16,986)	(762,910)

Expenses:
Distribution fees	633	370	299	287
General and administrative expenses	23,995	27,215	25,455	26,957
Total expenses	24,628	27,585	25,754	27,244

Income (loss) before income taxes	247,704	315,519	309,669	(500,677)

Income taxes	4,610	7,527	7,538	6,302
Net income (loss)	243,094	307,992	302,131	(506,979)

Noncontrolling interest	58	-	-	-
Net income (loss) attributable to controlling interest	243,036	307,992	302,131	(506,979)

Dividends on preferred stock	5,373	5,334	5,335	5,135

Net income (loss) available (related) to common shareholders	$237,663	$302,658	$296,796	$(512,114)

Weighted average number of basic common shares outstanding	443,812,432	503,758,079	538,706,131	541,099,147
Weighted average number of diluted common shares outstanding	452,967,457	512,678,975	547,882,488	541,099,147

Net income available to common shareholders per average common share:
Basic	$0.54	$0.60	$0.55	$(0.95)
Diluted	$0.53	$0.59	$0.54	$(0.95)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, State of New York.

ANNALY CAPITAL MANAGEMENT, INC.

Date: February 24, 2010	By:	/s/ Michael A. J. Farrell
Michael A. J. Farrell
Chairman, Chief Executive Officer, and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ KEVIN P. BRADY Kevin P. Brady	Director	February 24, 2010

/s/ KATHRYN F. FAGAN Kathryn F. Fagan	Chief Financial Officer and Treasurer (principal financial and accounting officer)	February 24, 2010

/s/ MICHAEL A.J. FARRELL Michael A. J. Farrell	Chairman of the Board, Chief Executive Officer, President and Director (principal executive officer)	February 24, 2010

/s/ JONATHAN D. GREEN Jonathan D. Green	Director	February 24, 2010

/s/ MICHAEL E. HAYLON Michael E. Haylon	Director	February 24, 2010

/s/ JOHN A. LAMBIASE John A. Lambiase	Director	February 24, 2010

/s/ E. WAYNE NORDBERG E. Wayne Nordberg	Director	February 24, 2010

/s/ DONNELL A. SEGALAS Donnell A. Segalas	Director	February 24, 2010

/s/ WELLINGTON DENAHAN-NORRIS Wellington Denahan-Norris	Vice Chairman of the Board, Chief Investment Officer, Chief Operating Officer and Director	February 24, 2010

II-1