Form 10-Q
period 2010-03-31
ANNALY CAPITAL MANAGEMENT INC
filed 2010-05-06
CIK 1043219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  MARCH 31, 2010

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      No  ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:

Class	Outstanding at May 6, 2010
Common Stock, $.01 par value	559,686,133

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

FORM 10-Q

Part I
Item1.  Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
MARCH 31, 2010 AND DECEMBER 31, 2009
(dollars in thousands)
	March 31, 2010 (Unaudited)	December 31, 2009(1)
ASSETS
Cash and cash equivalents	$905,955	$1,504,568
Reverse repurchase agreements with affiliate	255,580	328,757
Reverse repurchase agreements	276,586	425,000
Mortgage-Backed Securities, at fair value	67,239,930	64,805,725
Agency debentures, at fair value	2,931,945	915,752
Investment with affiliates	242,788	242,198
Securities borrowed	60,132	29,077
Receivable for Mortgage-Backed Securities sold	359,636	732,134
Accrued interest and dividends receivable	327,666	318,919
Receivable from Prime Broker	3,272	3,272
Receivable for advisory and service fees	11,714	12,566
Intangible for customer relationships, net	10,191	10,491
Goodwill	27,917	27,917
Interest rate swaps, at fair value	-	5,417
Other assets	65,850	14,397

Total assets	$72,719,162	$69,376,190

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$53,784,480	$54,598,129
Payable for Investment Securities purchased	7,498,712	4,083,786
Convertible Senior Notes	600,000	-
Accrued interest payable	88,346	89,460
Dividends payable	363,785	414,851
Securities loaned	60,377	29,057
Accounts payable and other liabilities	70,290	10,005
Interest rate swaps, at fair value	608,688	533,362

Total liabilities	63,074,678	59,758,650

6.00% Series B Cumulative Convertible Preferred Stock: 4,600,000shares authorized, 2,603,969 and 2,604,614 shares issued and outstanding, respectively.	63,098	63,114

Commitments and contingencies	-	-

Stockholders’ Equity:
7.875% Series A Cumulative Redeemable Preferred Stock: 7,412,500 authorized, 7,412,500 shares issued and outstanding respectively	177,088	177,088
Common stock, par value $.01 per share, 987,987,500 authorized, 559,668,624 and 553,134,877 shares issued and outstanding, respectively	5,597	5,531
Additional paid-in capital	7,935,151	7,817,454
Accumulated other comprehensive income	1,887,852	1,891,317
Accumulated deficit	(424,302)	(336,964)

Total stockholders’ equity	9,581,386	9,554,426

Total liabilities, Series B Cumulative Convertible Preferred Stock and stockholders’ equity	$72,719,162	$69,376,190
(1) Derived from the audited consolidated financial statements at December 31, 2009.

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
QUARTERS ENDED MARCH 31, 2010 AND 2009
(dollars in thousands, except per share amounts)
(Unaudited)

	For the Quarter Ended March 31, 2010	For the Quarter Ended March 31, 2009
Interest income
Investments	$653,935	$716,015
Securities loaned	454	-
Total interest income	654,389	$716,015

Interest expense
Repurchase agreements	272,927	378,625
Convertible Senior Notes	3,195	-
Securities borrowed	387	-
Total interest expense	276,509	378,625

Net interest income	377,880	337,390
Other (loss) income:
Investment advisory and service fees	12,546	7,761
Gain on sale of Investment Securities	46,962	5,023
Dividend income	7,964	918
Unrealized gain (loss) on interest rate swaps	(116,732)	35,545
Total other (loss) income	(49,260)	49,247

Expenses:
Distribution fees	360	428
General and administrative expenses	40,021	29,882
Total expenses	40,381	30,310

Income before income from equity method investments and income taxes	288,239	356,327

Income from equity method investment	140	-

Income taxes	7,314	6,434

Net income	281,065	349,893

Dividends on preferred stock	4,625	4,626
Net income available to common shareholders	276,440	$345,267

Net income available per share to common shareholders:
Basic	$0.50	$0.64
Diluted	$0.49	$0.63

Weighted average number of common shares outstanding:
Basic	554,995,092	542,903,110
Diluted	575,859,564	548,551,328

Net income	$281,065	$349,893
Other comprehensive (loss) income:
Unrealized gain on available-for-sale securities	7,416	820,178
Unrealized gain on interest rate swaps	36,081	54,166
Reclassification adjustment for net (gains) loss included in net income	(46,962)	(5,023)
Other comprehensive (loss) income	(3,465)	869,321
Comprehensive income	$277,600	$1,219,214

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
QUARTER ENDED MARCH 31, 2010
 (dollars in thousands, except per share data)
(Unaudited)

	Preferred Stock	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
BALANCE, DECEMBER 31, 2009	$177,088	$5,531	$7,817,454	$1,891,317	$(336,964)	$9,554,426

Net income	-	-	-	-	281,065	-
Other comprehensive loss	-	-	-	(3,465)	-	-
Comprehensive income	-	-	-	-	-	277,600
Exercise of stock options	-	1	1,057	-	-	1,058
Stock option expense and long-term compensation expense	-	-	1,171	-	-	1,171
Conversion of Series B cumulative preferred stock	-	-	16	-	-	16
Net proceeds from direct purchase and dividend reinvestment	-	65	115,453	-	-	115,518
Preferred Series A dividends declared $0.4925 per share	-	-	-	-	(3,648)	(3,648)
Preferred Series B dividends declared $0.375 per share	-	-	-	-	(977)	(977)
Common dividends declared, $0.65 per share	-	-	-	-	(363,778)	(363,778)

BALANCE, MARCH 31, 2010	$177,088	$5,597	$7,935,151	$1,887,852	$(424,302)	$9,581,386

See notes to consolidated financial statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
QUARTERS ENDED MARCH 31, 2010 AND 2009
(dollars in thousands)
(Unaudited)
	For the Quarter Ended March 31, 2010	For the Quarter Ended March 31, 2009
Cash flows from operating activities:
Net income	$281,065	$349,893
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of Mortgage Backed Securities premiums and discounts, net	164,007	41,014
Amortization of intangibles	407	1,088
Deferred expense amortization	450	-
Gain on sale of Investment Securities	(46,962)	(5,023)
Stock option and long-term compensation expense	1,171	879
Unrealized loss (gain) on interest rate swaps	116,732	(35,545)
Gain on investment with affiliate, equity method	(140)	-
Decrease (increase) in accrued interest and dividend receivable	1,746	(8,525)
(Increase) decrease in other assets	(33,915)	220
Proceeds from repurchase agreements from Broker Dealer	250,140,649	1,086,026
Payments on repurchase agreements from Broker Dealer	(248,827,060)	(200,000)
Proceeds from reverse repo from Broker Dealer	2,727,269	-
Payments on reverse repo from Broker Dealer	(2,764,682)	-
Proceeds from securities borrowed	476,309	-
Payments on securities borrowed	(507,364)	-
Proceeds from securities loaned	559,552	-
Payments on securities loaned	(528,232)	-
Decrease (increase) in advisory and service fees receivable	851	(404)
Decrease in interest payable	(1,115)	(87,528)
Increase in accounts payable and other liabilities	60,286	15,590
Net cash provided by operating activities	1,821,024	1,157,685
Cash flows from investing activities:
Purchase of Mortgage-Backed Securities	(6,980,855)	(6,244,648)
Proceeds from sale of Mortgage-Backed Securities	1,974,280	882,754
Principal payments of Mortgage-Backed Securities	6,190,795	2,502,807
Agency debentures called	-	602,000
Purchase of agency debentures	(2,014,728)	-
Payments on reverse repurchase agreements	(4,032,426)	-
Proceeds from reverse repurchase agreements	4,291,430	109,639
Net cash used in investing activities	(571,504)	(2,147,448)
Cash flows from financing activities:
Proceeds from repurchase agreements	57,522,092	89,786,336
Principal payments on repurchase agreements	(59,649,330)	(88,396,069)
Issuance of convertible notes	582,000	-
Proceeds from exercise of stock options	1,058	623
Proceeds from direct purchase and dividend reinvestment	115,518	-
Dividends paid	(419,471)	(275,362)
Net cash (used) provided by financing activities	(1,848,133)	1,115,528
Net (decrease) increase in cash and cash equivalents	(598,613)	125,765
Cash and cash equivalents, beginning of period	1,504,568	909,353
Cash and cash equivalents, end of period	$905,955	$1,035,118

Supplemental disclosure of cash flow information:
Interest paid	$277,624	$466,153
Taxes paid	$5,232	$8,357

Noncash investing activities:
Receivable for Investment Securities Sold	$359,636	$33,009
Payable for Investment Securities Purchased	$7,498,712	$2,121,670
Net change in unrealized (loss) gain on available-for-sale securities and interest rate swaps, net of reclassification adjustment	$(3,465)	$869,321

Noncash financing activities:
Dividends declared, not yet paid	$363,785	$272,170
See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR QUARTERS ENDED MARCH 31, 2010 AND 2009
(Unaudited)

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

      The consolidated interim financial statements are unaudited; however, in the opinion of the Company's management, all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the financial positions, results of operations, and cash flows have been included. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009. The nature of the Company's business is such that the results of any interim period are not necessarily indicative of results for a full year. The consolidated financial statements include the accounts of the Company, FIDAC, Merganser, and RCap.  All intercompany balances and transactions have been eliminated.

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

Securities borrowed and loaned transactions – RCap records securities borrowed and loaned transactions at the amount of cash collateral advanced or received. Securities borrowed transactions require RCap to provide the counterparty with collateral in the form of cash or other securities. RCap receives collateral in the form of cash or other securities for securities loaned transactions. For these transactions, the fees received or paid by RCap are recorded as interest income or expense. On a daily basis, RCap monitors the market value of securities borrowed or loaned against the collateral value and RCap may require counterparties to deposit additional collateral or return collateral pledged, when appropriate.

Mortgage-Backed Securities and Agency Debentures - The Company invests primarily in mortgage pass-through certificates, collateralized mortgage obligations and other mortgage-backed securities representing interests in or obligations backed by pools of mortgage loans, and certificates guaranteed by the Government National Mortgage Association (“Ginnie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”) or the Federal National Mortgage Association (“Fannie Mae”) (collectively, “Mortgage-Backed Securities”).  The Company also invests in agency debentures issued by Federal Home Loan Bank (“FHLB”), Freddie Mac or Fannie Mae. The Mortgage-Backed Securities and agency debentures are collectively referred to herein as “Investment Securities.”

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

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  The Company determines if it (1) has the intent to sell the Investment Securities, (2) is more likely than not that it will be required to sell the securities before recovery, or (3) does not expect to recover the entire amortized cost basis of the Investment Securities.  Further, the security is analyzed for credit loss (the difference between the present value of cash flows expected to be collected and the amortized cost basis).  The credit loss, if any, will then be recognized in the statement of earnings, while the balance of impairment related to other factors will be recognized in other comprehensive income (“OCI”).  There were no losses on other-than-temporarily impaired securities for the quarter ended March 31, 2010 and 2009.

The estimated fair value of Investment Securities, available-for-sale equity securities, receivable from prime broker and interest rate swaps is equal to their carrying value presented in the consolidated statements of financial condition.  Cash and cash equivalents, reverse repurchase agreements, securities borrowed, receivable for Mortgage-Backed Securities sold, accrued interest and dividends receivable, receivable for advisory and service fees, repurchase agreements with maturities shorter than one year, payable for Investment Securities purchased, securities loaned, dividends payable, accounts payable and other liabilities, and accrued interest payable, generally approximates fair value at March 31, 2010 due to the short term nature of these financial instruments.  The estimated fair value of long term structured repurchase agreements is reflected in the Note 9 to the financial statements.

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

       Credit Risk – The Company has limited its exposure to credit losses on its portfolio of Investment Securities by only purchasing securities issued by Freddie Mac, Fannie Mae or Ginnie Mae and agency debentures issued by the FHLB, Freddie Mac and Fannie Mae.  The payment of principal and interest on the Freddie Mac, and Fannie Mae Mortgage-Backed Securities are guaranteed by those respective agencies, and the payment of principal and interest on the Ginnie Mae Mortgage-Backed Securities are backed by the full faith and credit of the U.S. government.  Principal and interest on agency debentures are guaranteed by the agency issuing the debenture.  Substantially all of the Company’s Investment Securities have an actual or implied “AAA” rating.  The Company faces credit risk on the portions of its portfolio which are not Investment Securities.

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

    Repurchase Agreements - The Company finances the acquisition of its Investment Securities through the use of repurchase agreements.  Repurchase agreements are treated as collateralized financing transactions and are carried at their contractual amounts, including accrued interest, as specified in the respective agreements.   Reverse repurchase agreements and repurchase agreements with the same counterparty and the same maturity are presented net in the statement of financial condition when the terms of the agreements permit netting under accounting principles generally accepted in the United States of America.

    Convertible Senior Notes – The Company records the notes at their contractual amounts, including accrued interest.  The Company has analyzed whether the embedded conversion option should be bifurcated and has determined that bifurcation is not necessary.

     Cumulative Convertible Preferred Stock - The Series B Cumulative Convertible Preferred Stock (the “Series B Preferred Stock”) contains fundamental change provisions that allow the holder to redeem the Series B Preferred Stock for cash if certain events occur.  As redemption under these provisions is not solely within the Company’s control, the Company has classified the Series B Preferred Stock as temporary equity in the accompanying consolidated statements of financial condition.  The Company has analyzed whether the embedded conversion option should be bifurcated and has determined that bifurcation is not necessary.

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

  Use of Estimates - The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  All assets classified as available-for-sale and interest rate swaps are reported at their estimated fair value, based on market prices.  The Company’s policy is to obtain fair values from independent sources.  Fair values from one or more independent sources are compared to internal prices for reasonableness.  Actual results could differ from those estimates

      Goodwill and Intangible Assets - The Company’s acquisitions of FIDAC and Merganser were accounted for using the purchase method.  Under the purchase method, net assets and results of operations of acquired companies are included in the consolidated financial statements from the date of acquisition. In addition, the costs of FIDAC and Merganser were allocated to the assets acquired, including identifiable intangible assets, and the liabilities assumed based on their estimated fair values at the date of acquisition. The excess of purchase price over the fair value of the net assets acquired was recognized as goodwill.  Goodwill and intangible assets are periodically (but not less frequently than annually) reviewed for potential impairment.  Intangible assets with an estimated useful life are expected to amortize over a 10.5 year weighted average time period.  During the quarters ended March 31, 2010, and 2009, there were no impairment losses.

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

A Summary of Recent Accounting Pronouncements Follows:

General Principles

Generally Accepted Accounting Principles

     In June 2009, the Financial Accounting Standards Board (“FASB”) issued The Accounting Standards Codification (Codification) which revises the framework for selecting the accounting principles to be used in the preparation of financial statements that are presented in conformity with Generally Accepted Accounting Principles (“GAAP”).  The objective of the Codification is to establish the FASB Accounting Standards Codification (“ASC”) as the source of authoritative accounting principles recognized by the FASB.  Codification is effective September 15, 2009.  In adopting the Codification, all non-grandfathered, non-SEC accounting literature not included in the Codification is superseded and deemed non-authoritative.  Codification requires any references within the Company’s consolidated financial statements be modified from FASB issues to ASC.  However, in accordance with the FASB Accounting Standards Codification Notice to Constituents (v 2.0), the Company will not reference specific sections of the ASC but will use broad topic references.

Assets

Investments in Debt and Equity Securities (ASC 320)

New guidance was provided to make impairment guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments (“OTTI”) on debt and equity securities in financial statements.  This guidance was also the result of the Securities and Exchange Commission (“SEC”) mark-to-market study mandated under the Emergency Economic Stabilization Act of 2008 (“EESA”).  The SEC’s recommendation was to “evaluate the need for modifications (or the elimination) of current OTTI guidance to provide for a more uniform system of impairment testing standards for financial instruments.”  The guidance revises the OTTI evaluation methodology.  Previously the analytical focus was on whether the company had the “intent and ability to retain its investment in the debt security for a period of time sufficient to allow for any anticipated recovery in fair value.”   Now the focus is on whether the company (1) has the intent to sell the Investment Securities, (2) is more likely than not that it will be required to sell the Investment Securities before recovery, or (3) does not expect to recover the entire amortized cost basis of the Investment Securities.  Further, the security is analyzed for credit loss, (the difference between the present value of cash flows expected to be collected and the amortized cost basis).  The credit loss, if any, will then be recognized in the statement of operations, while the balance of impairment related to other factors will be recognized in Other Comprehensive Income (OCI).  This guidance became effective for all of the Company’s interim and annual reporting periods ending June 30, 2009 with early adoption permitted for periods ending March 31, 2009 and the Company decided to early adopt.  For the quarter ended March 31, 2010, the Company did not have unrealized losses in Investment Securities that were deemed other-than-temporary.

Broad Transactions

Business Combinations (ASC 805)

This guidance establishes principles and requirements for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any noncontrolling interest in a business combination at their fair value at acquisition date.  ASC 805 alters the treatment of acquisition-related costs, business combinations achieved in stages (referred to as a step acquisition), the treatment of gains from a bargain purchase, the recognition of contingencies in business combinations, the treatment of in-process research and development in a business combination as well as the treatment of recognizable deferred tax benefits.  ASC 805 is effective for business combinations closed in fiscal years beginning after December 15, 2008 and is applicable to business acquisitions completed after January 1, 2009.  The Company did not make any business acquisitions during the quarter March 31, 2010. The adoption of ASC 805 did not have a material impact on the Company’s consolidated financial statements.

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

Effective January 1, 2010, the consolidation standards have been amended by ASU 2009-17.  This amendment updates the existing standard and eliminates the exemption from consolidation of a Qualified Special Purpose Entity (“QSPE”).    The update requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity (“VIE”). The analysis identifies the primary beneficiary of a VIE as the enterprise that has both: a) the power to direct the activities that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity or the right to receive benefits from the entity which could potentially be significant to the VIE.  The update requires enhanced disclosures to provide users of financial statements with more transparent information about an enterprises involvement in a VIE.  Further, ongoing assessments of whether an enterprise is the primary beneficiary of a VIE are required.   At this time, the amendment has no material effect on the Company consolidated financial statements.

Effective January 1, 2010,  FASB amended the consolidation standard with ASU 2010-10 which indefinitely defers the effective date of  ASU 2009-17 for a reporting enterprises interest in entities for which it is industry practice to issue financial statements in accordance with investment company standards (ASC 946).   This deferral is expected to most significantly affect reporting entities in the investment management industry.  This amendment has no material effect on the Company’s consolidated financial statements.

Derivatives and Hedging (ASC 815)

Effective January 1, 2009 and adopted by the Company prospectively, the FASB issued additional guidance attempting  to improve the transparency of financial reporting by mandating the provision of additional information about how derivative and hedging activities affect an entity’s financial position, financial performance and cash flows.  This guidance changed the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosure about (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for, and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  To adhere to this guidance, qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts, gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements must be made.  This disclosure framework is intended to better convey the purpose of derivative use in terms of the risks that an entity is intending to manage.  The Company discontinued hedge accounting as of September 20, 2008, and therefore the effect of the adoption of this guidance was an increase in footnote disclosures.

Fair Value Measurements and Disclosures (ASC 820)

In response to the deterioration of the credit markets, FASB issued guidance clarifying how Fair Value Measurements should be applied when valuing securities in markets that are not active.  The guidance provides an illustrative example, utilizing management’s internal cash flow and discount rate assumptions when relevant observable data do not exist.  It further clarifies how observable market information and market quotes should be considered when measuring fair value in an inactive market.  It reaffirms the notion of fair value as an exit price as of the measurement date and that fair value analysis is a transactional process and should not be broadly applied to a group of assets.  The guidance was effective upon issuance including prior periods for which financial statements had not been issued.  The implementation of this guidance did not have a material effect on the fair value of the Company’s assets as the valuation methodologies utilized by the Company are consistent with the guidance.

In October 2008 the EESA was signed into law.  Section 133 of the EESA mandated that the SEC conduct a study on mark-to-market accounting standards.  The SEC provided its study to the U.S. Congress on December 30, 2008.  Part of the recommendations within the study indicated that “fair value requirements should be improved through development of application and best practices guidance for determining fair value in illiquid or inactive markets.”  As a result of this study and the recommendations therein, on April 9, 2009, the FASB issued additional guidance for determining fair value when the volume and level of activity for the asset or liability have significantly decreased when compared with normal market activity for the asset or liability (or similar assets or liabilities).  This guidance became effective for the Company June 30, 2009 with early adoption permitted for periods ending after March 31, 2009.  The adoption does not have a major impact on the manner in which we estimate fair value, nor does it have any impact on the Company’s financial statement disclosures.

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

In September 2009, FASB issued guidance (ASU 2009-12) on measuring the fair value of certain alternative investments.  This guidance offers investors a practical expedient for measuring the fair value of investments in certain entities that calculate net asset value (NAV) per share.  If an investment falls within the scope of the ASU, the reporting entity is permitted, but not required to use the investment’s NAV to estimate its fair value.  This guidance has no material effect on the fair valuation of the Company’s assets.  The Company does not hold any assets qualifying under this guidance.

In January 2010, FASB issued guidance (ASU 2010-06) which increased disclosure regarding the fair value of assets.  The key provisions of this guidance include the requirement to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 including a description of the reason for the transfers.  Previously this was only required of transfers between Level 2 and Level 3 assets.  Further, reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities; a class is potentially a subset of the assets or liabilities within a line item in the statement of financial position.  Additionally, disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements are required for either Level 2 or Level 3 assets.  This portion of the guidance was effective for the Company on December 31, 2009. The guidance also requires that the disclosure on any Level 3 assets presents separately information about purchases, sales, issuances and settlements.  In other words, Level 3 assets are presented on a gross basis rather than as one net number.  However, this last portion of the guidance is not effective for the Company until December 31, 2010.  Adoption of this guidance results in increased footnote disclosure for the Company.

Financial Instruments (ASC 825)

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

In February 2010, FASB issued ASU 2010-09 as an amendment to ASC 855.  This update eliminates the requirement to provide a specific date through which subsequent events were evaluated.  This update was issued to alleviate potential conflicts between ASC 855 and SEC reporting requirements.  The update was effective upon issuance and has no impact on the Company’s consolidated financial statements.

Transfers and Servicing (ASC 860)

      In February 2008 FASB issued guidance addressing whether transactions where assets purchased from a particular counterparty and financed through a repurchase agreement with the same counterparty can be considered and accounted for as separate transactions, or are required to be considered “linked” transactions and may be considered derivatives.  This guidance requires purchases and subsequent financing through repurchase agreements be considered linked transactions unless all of the following conditions apply: (1) the initial purchase and the use of repurchase agreements to finance the purchase are not contractually contingent upon each other; (2) the repurchase financing entered into between the parties provides full  recourse to the transferee and the repurchase price is fixed; (3) the financial assets are readily obtainable in the market; and (4) the financial instrument and the repurchase agreement are not coterminous.  This guidance was effective for the Company on January 1, 2009 and the implementation did not have a material effect on the consolidated financial statements of the Company.

On June 12, 2009, the FASB issued guidance an amendment update to the accounting standards governing the transfer and servicing of financial assets .This amendment  updates the existing standard and eliminates  the concept of a Qualified Special Purpose Entity (“QSPE”); clarifies the surrendering of control to effect sale treatment; and modifies the financial components approach – limiting the circumstances in which a financial asset or portion thereof should be derecognized when the transferor maintains continuing involvement.  It defines the term “Participating Interest”.  Under this standard update, the transferor must recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer, including any retained beneficial interest. Additionally, the amendment requires enhanced disclosures regarding the transferors risk associated with continuing involvement in any transferred assets.   The amendment is effective beginning January 1, 2010.   The Company believes the amendment has no material effect on the consolidated financial statements.

2.             MORTGAGE-BACKED SECURITIES

The following tables present the Company’s available-for-sale Mortgage-Backed Securities portfolio as of  March 31, 2010 and December 31, 2009 which were carried at their fair value:

March 31, 2010	Federal Home Loan Mortgage Corporation	Federal National Mortgage Association	Government National Mortgage Association	Total Mortgage- Backed Securities
	(dollars in thousands)
Mortgage-Backed
Securities, gross	$19,023,298	$44,340,657	$646,035	$64,009,990
Unamortized discount	(15,516)	(26,121)	-	(41,637)
Unamortized premium	328,404	999,187	17,705	1,345,296
Amortized cost	19,336,186	45,313,723	663,740	65,313,649

Gross unrealized gains	666,106	1,280,444	21,892	1,968,442
Gross unrealized losses	(13,504)	(28,209)	(448)	(42,161)

Estimated fair value	$19,988,788	$46,565,958	$685,184	$67,239,930

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value

Adjustable rate	$15,505,157	$459,564	$(15,302)	$15,949,419

Fixed rate	49,808,492	1,508,878	(26,859)	51,290,511

Total	$65,313,649	$1,968,442	$(42,161)	$67,239,930

December 31, 2009	Federal Home Loan Mortgage Corporation	Federal National Mortgage Association	Government National Mortgage Association	Total Mortgage- Backed Securities
	(dollars in thousands)
Mortgage-Backed
Securities, gross	$18,973,616	$41,836,554	$779,109	$61,589,279
Unamortized discount	(20,210)	(28,167)	-	(48,377)
Unamortized premium	301,700	974,861	20,382	1,296,943
Amortized cost	19,255,106	42,783,248	799,491	62,837,845

Gross unrealized gains	717,749	1,318,066	21,944	2,057,759
Gross unrealized losses	(27,368)	(61,739)	(772)	(89,879)

Estimated fair value	$19,945,487	$44,039,575	$820,663	$64,805,725

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(dollars in thousands)
Adjustable rate	$16,345,988	$513,820	$(68,488)	$16,791,320

Fixed rate	46,491,857	1,543,939	(21,391)	48,014,405

Total	$62, 837,845	$2,057,759	$(89,879)	$64,805,725

Actual maturities of Mortgage-Backed Securities are generally shorter than stated contractual maturities because actual maturities of Mortgage-Backed Securities are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.  The following table summarizes the Company’s Mortgage-Backed Securities on March 31, 2010 and December 31, 2009, according to their estimated weighted-average life classifications:

	March 31, 2010		December 31, 2009
Weighted-Average Life	Fair Value	Amortized Cost	Fair Value	Amortized Cost
	(dollars in thousands)
Less than one year	$3,408,270	$3,368,850	$2,796,707	$2,762,873
Greater than one year and less than five years	61,345,552	59,523,527	55,780,372	54,070,493
Greater than or equal to five years	2,486,108	2,421,272	6,228,646	6,004,479

Total	$67,239,930	$65,313,649	$64,805,725	$62,837,845

The weighted-average lives of the Mortgage-Backed Securities at March 31, 2010 and December 31, 2009 in the table above are based upon data provided through subscription-based financial information services, assuming constant principal prepayment rates to the reset date of each security.  The prepayment model considers current yield, forward yield, steepness of the yield curve, current mortgage rates, mortgage rate of the outstanding loans, loan age, margin and volatility.  The actual weighted average lives of the Mortgage-Backed Securities could be longer or shorter than estimated.

The following table presents the gross unrealized losses, and estimated fair value of the Company’s Mortgage-Backed Securities by length of time that such securities have been in a continuous unrealized loss position at March 31, 2010 and December 31, 2009.

	Unrealized Loss Position For: (dollars in thousands)
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

March 31, 2010	$6,572,545	$(27,785)	$1,760,116	$(14,376)	$8,332,661	$(42,154)

December 31, 2009	$4,818,239	$(22,869)	$2,802,920	$(67,010)	$7,621,159	$(89,879)

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

The adjustable rate Mortgage-Backed Securities are limited by periodic caps (generally interest rate adjustments are limited to no more than 1% every nine months) and lifetime caps.  The weighted average lifetime cap was 10.1% at March 31, 2010 and 10.0% at December 31, 2009.

During the quarter ended March 31, 2010, the Company sold $1.6 billion of Mortgage-Backed Securities, resulting in a realized gain of $47.0 million.  During the quarter ended March 31, 2009, the Company sold $835.7 million of Mortgage-Backed Securities, resulting in a realized gain of $5.0 million.

3.             AGENCY DEBENTURES

At March 31, 2010, the Company owned agency debentures with a carrying value of $2.9 billion, including an unrealized loss of $1.4 million.  At December 31, 2009, the Company owned agency debentures with a carrying value of $915.8 million including an unrealized loss of $3.0 million.

4.             AVAILABLE FOR SALE EQUITY SECURITIES

All of the available-for-sale equity securities are shares of Chimera and are reported at fair value.  The Company owned approximately 45.0 million shares of Chimera at a fair value of approximately $175.0 million at March 31, 2010 and approximately 45.0 million shares of Chimera at fair value of approximately $174.5 million at December 31, 2009.  At March 31, 2010 and December 31, 2009, the investment in Chimera had an unrealized gain of $36.1 million and $35.7 million, respectively.  Chimera is externally managed by FIDAC pursuant to a management agreement.

5.             INVESTMENT IN AFFILIATE, EQUITY METHOD

During the quarter ended March 31, 2010, the Company acquired 4,527,778 shares of CreXus Investment common stock at a price of $15.00 per share.  The Company owns approximately 25% of CreXus and accounts for its investment using the equity method.  CreXus is externally managed by FIDAC pursuant to a management agreement.  The quoted fair value of the Company’s investment in CreXus was $63.2 million at December 31, 2009.

6.             REVERSE REPURCHASE AGREEMENTS

At March 31, 2010, the Company did not have any amounts outstanding under its reverse repurchase agreement with Chimera.  At  December 31, 2009, the Company had lent $259.0 million to Chimera in a reverse repurchase agreement which is callable weekly.  This amount is included in the principal amount which approximates fair value in the Company’s Statements of Financial Condition.  The interest rate at December 31, 2009 was at the rate of 1.72%.  The collateral for this loan is mortgage-backed securities with a fair value of $314.3 million at December 31, 2009.

At March 31, 2010, RCap, in its ordinary course of business, financed though matched reverse repurchase agreements, at market rates, $108.2 million for a fund that is managed by FIDAC pursuant to a management agreement and $147.4 million to Chimera.  At March 31, 2010, RCap had an outstanding reverse repurchase agreement with a non-affiliate of $276.6 million.

The Company reports cash flows on reverse repurchase agreements as investment activities in the Statements of Cash Flows.  RCap reports cash flows on reverse repurchase agreements as operating activities in the Statements of Cash Flows.

7.             RECEIVABLE FROM PRIME BROKER

The net assets of the Fund owned by the Company are subject to English bankruptcy law, which governs the administration of Lehman Brothers International (Europe) (in administration) (“LBIE”), as well as the law of New York, which governs the contractual documents.  The Company invested approximately $45.0 million in the fund and has redeemed approximately $56.0 million.  The current assets of the Fund still remain at LBIE and affiliates of LBIE and the ultimate recovery of such amount remains uncertain.  The Company has entered into the Claims Resolution Agreement (the “CRA”) between LBIE and certain eligible offerees effective December 29, 2009 with respect to these assets.

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

Available for sale equity securities are valued based on quoted prices (unadjusted) in an active market.  Mortgage-Backed Securities and interest rate swaps are valued using quoted prices for similar assets and dealer quotes.  The dealer will incorporate common market pricing methods, including a spread measurement to the Treasury curve or interest rate swap curve as well as underlying characteristics of the particular security including coupon, periodic and life caps, rate reset period and expected life of the security.  Management ensures that current market conditions are represented.  Management compares similar market transactions and comparisons to a pricing model.  The Company’s Investment Securities’ characteristics are as follows:

	Weighted Average Coupon on Fixed Rate Securities	Weighted Average Coupon on Adjustable Rate Securities	Weighted Average Yield	Weighted Average Lifetime Cap on Adjustable Rate Securities	Weighted Average Term to Next Adjustment on Adjustable Rate Securities

At March 31, 2010	5.50%	4.55%	2.92%	10.09%	32 months

At December 31, 2009	5.78%	4.55%	4.51%	10.09%	33 months

The Company’s financial assets and liabilities carried at fair value on a recurring basis are valued as follows:
	Level 1	Level 2	Level 3
At March 31, 2010	(dollars in thousands)
Assets:
Mortgage-Backed Securities	$-	$67,239,930	-
Agency debentures	-	2,931,945	-
Available for sale equity securities	174,983	-	-
Liabilities:
Interest rate swaps	-	608,688	-

At December 31, 2009
Assets:
Mortgage-Backed Securities	$-	$64,805,725	-
Agency debentures	-	915,752	-
Available for sale equity securities	174,533	-	-
Interest rate swaps		5,417
Liabilities:
Interest rate swaps	-	533,362	-

The classification of assets and liabilities by level remains unchanged at March 31, 2010, when compared to the previous quarter.

9.             REPURCHASE AGREEMENTS

The Company had outstanding $53.8 billion and $59.6 billion of repurchase agreements with weighted average borrowing rates of 2.09% and 2.11%, after giving effect to the Company’s interest rate swaps, and weighted average remaining maturities of 166 days and 170 days as of March 31, 2010 and December 31, 2009, respectively.  Investment Securities pledged as collateral under these repurchase agreements and interest rate swaps had an estimated fair value of $56.9 billion at March 31, 2010 and $57.9 billion at December 31, 2009.

At March 31, 2010 and December 31, 2009, the repurchase agreements had the following remaining maturities:

	March 31, 2010	December 31, 2009
	(dollars in thousands)
1 day	$5,000,336	$-
2 to 29 days	26,372,405	38,341,206
30 to 59 days	11,237,539	7,163,255
60 to 89 days	-	192,005
90 to 119 days	831,183	139,966
Over 120 days	10,343,017	8,761,696
Total	$53,784,480	$54,598,128

The Company did not have an amount at risk greater than 10% of the equity of the Company with any counterparty as of March 31, 2010 or December 31, 2009.

           The Company has entered into structured term repurchase agreements which provide the counterparty with the right to call the balance prior to maturity date.  These repurchase agreements totaled $7.0 billion and the fair value of the option to call was ($345.5 million) at March 31, 2010.  The repurchase agreements totaled $7.0 billion and the fair value of the option to call was ($352.4 million) at December 31, 2009.  Management has determined that the call option is not required to be bifurcated as it is deemed clearly and closely related to the debt instrument, therefore the fair value of the option is not recorded in the consolidated financial statements.

The structured term repurchase agreements are modeled and priced such that the Company pays fixed interest rates to the counterparty and receives floating interest rates. The counterparty has the option to cancel the swap after an initial lockout period. Therefore the structured term repurchase agreements are priced as a combination of an interest rate swap with an embedded call option.

The Company reports cash flows from repurchase agreements as investment activities in the Statements of Cash Flows.  RCap reports cash flows from repurchase agreements as financing activities in the Statements of Cash Flows

10.       INTEREST RATE SWAPS

      In connection with the Company’s interest rate risk management strategy, the Company economically hedges a portion of its interest rate risk by entering into derivative financial instrument contracts.  As of March 31, 2010, such instruments are comprised of interest rate swaps, which in effect modify the cash flows on repurchase agreements.  The use of interest rate swaps creates exposure to credit risk relating to potential losses that could be recognized if the counterparties to these instruments fail to perform their obligations under the contracts.  In the event of a default by the counterparty, the Company could have difficulty obtaining its Mortgage-Backed Securities pledged as collateral for swaps.  The Company does not anticipate any defaults by its counterparties.

    The Company’s swaps are used to lock in the fixed rate related to a portion of its current and anticipated future 30-day term repurchase agreements.

The location and fair value of derivative instruments reported in the Consolidated Statement of Financial Position as of March 31, 2010 are as follows:

	Location on Statement of Financial Condition	Notional Amount	Net Estimated Fair Value/Carrying Value
		(dollars in thousands)
March 31, 2010	Liabilities	$22,773,000	$608,688
December 31, 2009	Liabilities	$18,823,300	$533,362
December 31, 2009	Assets	$2,700,000	$5,417

The effect of derivatives on the Statement of Operations and Comprehensive Income is as follows:

	Location on Statement of Operations and Comprehensive Income
	Interest Expense	Unrealized Gain (Loss) on Interest Rate Swaps
	(dollars in thousands)
For the Quarter Ended March 31, 2010	$180,838	$(116,732)
For the Quarter Ended March 31, 2009	$176,559	$35,545

The weighted average pay rate at March 31, 2010 was 3.66% and the weighted average receive rate was 0.24%.  The weighted average pay rate at March 31, 2009 was 4.55% and the weighted average receive rate was 0.55%.

11.     CONVERTIBLE SENIOR NOTES

During the quarter ended March 31, 2010, Company issued $600.0 million in aggregate principal amount of its 4% convertible senior notes due 2015 (“Convertible Senior Notes”) for net proceeds following underwriting expenses of approximately $582.0 million.  Interest on the Convertible Senior Notes is paid semi-annually at a rate of 4% per year and the Convertible Senior Notes will mature on February 15, 2015 unless earlier repurchased or converted.  The Convertible Senior Notes are convertible into shares of Common Stock at an initial conversion rate and conversion rate at March 31, 2010 of 46.6070 and 48.3595 shares of Common Stock per $1,000 principal amount of Convertible Senior Notes, which is equivalent to an initial conversion price of approximately $21.456  and $20.769 per share of Common Stock, respectively, subject to adjustment in certain circumstances.

12.     PREFERRED STOCK AND COMMON STOCK

(A)	Common Stock Issuances

During the quarter ended March 31, 2010, 90,247 options were exercised under the Long-Term Stock Incentive Plan, or Incentive Plan, for an aggregate exercise price of $1.5 million.  During the quarter ended March 31, 2010, 645 shares of Series B Preferred Stock were converted into 1,511 shares of common stock, respectively.

During the quarter ended March 31, 2010, the Company raised $115.5 million by issuing 6.4 million shares, through the Direct Purchase and Dividend Reinvestment Program.

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

(B) Preferred Stock

At March 31, 2010 and December 31, 2009, the Company had issued and outstanding 7,412,500 shares of Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”), with a par value $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The Series A Preferred Stock must be paid a dividend at a rate of 7.875% per year on the $25.00 liquidation preference before the common stock is entitled to receive any dividends. The Series A Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not declared) exclusively at the Company's option commencing on April 5, 2009 (subject to the Company's right under limited circumstances to redeem the Series A Preferred Stock earlier in order to preserve its qualification as a REIT). The Series A Preferred Stock is senior to the Company's common stock and is on parity with the Series B Preferred Stock with respect to dividends and distributions, including distributions upon liquidation, dissolution or winding up. The Series A Preferred Stock generally does not have any voting rights, except if the Company fails to pay dividends on the Series A Preferred Stock for six or more quarterly periods (whether or not consecutive). Under such circumstances, the Series A Preferred Stock, together with the Series B Preferred Stock, will be entitled to vote to elect two additional directors to the Board, until all unpaid dividends have been paid or declared and set apart for payment. In addition, certain material and adverse changes to the terms of the Series A Preferred Stock cannot be made without the affirmative vote of holders of at least two-thirds of the outstanding shares of Series A Preferred Stock and Series B Preferred Stock. Through March 31, 2010, the Company had declared and paid all required quarterly dividends on the Series A Preferred Stock.

At March 31, 2010 and December 31, 2009, the Company had issued and outstanding 2,603,969 and 2,604,614, respectively, shares of Series B Cumulative Convertible Preferred Stock (“Series B Preferred Stock”), with a par value $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The Series B Preferred Stock must be paid a dividend at a rate of 6% per year on the $25.00 liquidation preference before the common stock is entitled to receive any dividends.

The Series B Preferred Stock is not redeemable. The Series B Preferred Stock is convertible into shares of common stock at a conversion rate that adjusts from time to time upon the occurrence of certain events, including if the Company distributes to its common shareholders in any calendar quarter cash dividends in excess of $0.11 per share. Initially, the conversion rate was 1.7730 shares of common shares per $25 liquidation preference.   At March 31, 2010 and December 31, 2009, the conversion ratio was 2.4164 shares of common stock per $25 liquidation preference.  Commencing April 5, 2011, the Company has the right in certain circumstances to convert each Series B Preferred Stock into a number of common shares based upon the then prevailing conversion rate. The Series B Preferred Stock is also convertible into common shares at the option of the Series B preferred shareholder at anytime at the then prevailing conversion rate. The Series B Preferred Stock is senior to the Company's common stock and is on parity with the Series A Preferred Stock with respect to dividends and distributions, including distributions upon liquidation, dissolution or winding up. The Series B Preferred Stock generally does not have any voting rights, except if the Company fails to pay dividends on the Series B Preferred Stock for six or more quarterly periods (whether or not consecutive). Under such circumstances, the Series B Preferred Stock, together with the Series A Preferred Stock, will be entitled to vote to elect two additional directors to the Board, until all unpaid dividends have been paid or declared and set apart for payment. In addition, certain material and adverse changes to the terms of the Series B Preferred Stock cannot be made without the affirmative vote of holders of at least two-thirds of the outstanding shares of Series B Preferred Stock and Series A Preferred Stock. Through March 31, 2010, the Company had declared and paid all required quarterly dividends on the Series B Preferred Stock.  During the quarter ended March 31, 2010, 645 shares of Series B Preferred Stock were converted into 1,511 shares of common stock.  During the quarter ended March 31, 2009, 1,355,961 shares of Series B Preferred Stock were converted into 2,801,000 shares of common stock.

(C) Distributions to Shareholders

During the quarter ended March 31, 2010, the Company declared dividends to common shareholders totaling $363.8 million or $0.65 per share, which was paid to shareholders on April 29, 2010.  During the quarter ended March 31, 2010, the Company declared dividends to Series A Preferred shareholders totaling approximately $3.6 million or $0.4925 per share, and Series B shareholders totaling approximately $1.0 million or $0.375 per share, which were paid to shareholders on March 31, 2010.

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

13.           NET INCOME PER COMMON SHARE

The following table presents a reconciliation of the net income and shares used in calculating basic and diluted earnings per share for the quarters ended March 31, 2010 and 2009.

	For the Quarters Ended
	March 31, 2010	March 31, 2009
Net income attributable to controlling interest	$281,065	$349,893
Less: Preferred stock dividends	4,625	4,626
Net income available to common shareholders, prior to adjustment for Series B dividends, if necessary	$276,440	$345,267

Add: Preferred Series B dividends, if Series B shares are dilutive	976	978
Convertible Senior Note interest, if Note is dilutive	3,195	-
Net income available to common shareholders, as adjusted	$280,611	$346,245
Weighted average shares of common stock outstanding-basic	554,995	542,903

Add: Effect of dilutive stock options and	224	113
Series B Cumulative Convertible Preferred Stock	6,293	5,535
Convertible Senior Note	14,347
Weighted average shares of common stock outstanding-diluted	575,859	548,551

Options to purchase 566,000 and 4.5 million shares of common stock were outstanding and considered anti-dilutive as their exercise price and option expense exceeded the average stock price for the quarters ended March 31, 2010 and 2009.

14.          LONG-TERM STOCK INCENTIVE PLAN

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

	For the Quarter ended
	March 31, 2010		March 31, 2009
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding at the beginning of quarter	7,271,503	$15.20	5,180,164	$15.87
Exercised	(90,247)	11.72	(55,887)	11.17
Options outstanding at the end of quarter	7,181,256	$15.24	5,124,277	$15.92
Options exercisable at the end of the quarter	1,769,180	$17.23	2,241,702	$16.12

The weighted average remaining contractual term was approximately 7.4 years for stock options outstanding and approximately 4.3 years for stock options exercisable as of March 31, 2010.  As of March 31, 2010, there was approximately $12.4 million of total unrecognized compensation cost related to nonvested share-based compensation awards.  That cost is expected to be recognized over a weighted average period of 2.7 years.

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

15.      INCOME TAXES

As a REIT, the Company is not subject to federal income tax on earnings distributed to its shareholders. Most states recognize REIT status as well. The Company has decided to distribute the majority of its income and retain a portion of the permanent difference between book and taxable income arising from Section 162(m) of the Code pertaining to employee remuneration.

During the quarter ended March 31, 2010, the Company’s taxable REIT subsidiaries recorded $1.3 million of income tax expense for income attributable to those subsidiaries, and the portion of earnings retained based on Code Section 162(m) limitations.  During the quarter ended March 31, 2010, the Company recorded $6.0 million of income tax expense for a portion of earnings retained based on Section 162(m) limitations.  The effective tax rate was 54% for the quarter ended March 31, 2010.

                During the quarter ended March 31, 2009, the Company’s taxable REIT subsidiaries recorded $533,000 of income tax expense for income attributable to those subsidiaries, and the portion of earnings retained based on Code Section 162(m) limitations.  During the quarter ended March 31, 2009, the Company recorded $5.9 million of income tax expense for a portion of earnings retained based on Section 162(m) limitations.  The effective tax rate was 54% for the quarter ended March 31, 2009.

                The effective tax rates were calculated based on the Company’s estimated taxable income after dividends paid deduction and differ from the federal statutory rate as a result of state and local taxes and permanent difference pertaining to employee remuneration as discussed above.

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

 16.          LEASE COMMITMENTS AND CONTINGENCIES

 The Company amended its lease to increase the amount of space it leases and extended it to December 2015.  Merganser has a non-cancelable lease for office space, which commenced on May 2003 and expires in May 2014.  The Company’s aggregate future minimum lease payments total $9.6 million.   The following table details the lease payments.

Year Ending December	Lease Commitment	Sublease Income	Net Amount
	(dollars in thousands)
2010 (remaining)	$1,571	$42	$1,529
2011	2,120	-	2,120
2012	2,130	-	2,130
2013	2,170	-	2,170
2014	1,677	-	1,677
	$9,668	$42	$9,626

From time to time, the Company is involved in various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company’s consolidated financial statements and therefore no accrual is required as of March 31, 2010 and December 31, 2009.

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

17.       INTEREST RATE RISK

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

The Company seeks to manage the extent to which net income changes as a function of changes in interest rates by matching adjustable-rate assets with variable-rate borrowings.  The Company may seek to mitigate the potential impact on net income of periodic and lifetime coupon adjustment restrictions in the portfolio of Investment Securities by entering into interest rate agreements such as interest rate caps and interest rate swaps. As of March 31, 2010 and December 31, 2009  the Company entered into interest rate swaps to pay a fixed rate and receive a floating rate of interest, with a total notional amount of $22.8 billion and $21.5 billion, respectively.

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

18.           RELATED PARTY TRANSACTIONS

At March 31, 2010, the Company had $10.3 billion of repurchase agreements outstanding with RCap.  The weighted average interest rate is 0.29% and the terms are one to two months.  These agreements are collateralized by agency mortgage backed securities, with an estimated market value of  $10.6 billion. For the quarter ended March 31, 2010, RCap had $7.9 million in interest income from the Company.

At December 31, 2009, the Company had lent $259.0 million to Chimera in a reverse repurchase agreement which is callable weekly.  This amount is included in the principal amount which approximates fair value in the Company’s Statement of Financial Condition.  The interest rate at December 31, 2009 was at the rate of 1.72%.

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

19.  REGULATORY REQUIREMENTS

Annaly’s broker dealer subsidiary is subject to regulations of the securities business that include but are not limited to trade practices, use and safekeeping of funds and securities, capital structure, recordkeeping, and conduct of directors, officers and employees.

As a self clearing, registered broker dealer, RCap Securities, Inc. is subject to the minimum net capital requirements of the Financial Industry Regulatory Authority (“FINRA”).  As of March 31, 2010, RCap had a minimum net capital requirement of $2.3 million and would be required to notify FINRA if capital was to fall below the early warning threshold of $2.8 million.  RCap consistently operates with capital significantly in excess of its regulatory capital requirements. RCap’s regulatory net capital as defined by SEC Rule 15c3-1, as of March 31, 2010 was $175.1 million with excess net capital of $172.8 million.

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

Overview

We are a real estate investment trust, or REIT, that owns, manages, and finances a portfolio of real estate related investment securities, including mortgage pass-through certificates, collateralized mortgage obligations (or CMOs), agency callable debentures, and other securities representing interests in or obligations backed by pools of mortgage loans.  Our principal business objective is to generate net income for distribution to our stockholders from the spread between the interest income on our investment securities and the costs of borrowing to finance our acquisition of investment securities and from dividends we receive from our subsidiaries.  Our wholly-owned subsidiaries offer diversified real estate, asset management and other financial services.  FIDAC and Merganser are our wholly-owned taxable REIT subsidiaries that are registered investment advisors that generate advisory and service fee income.  RCap is our wholly-owned broker dealer taxable REIT subsidiary which generates fee income.

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

The results of our operations are affected by various factors, many of which are beyond our control.  Our results of operations primarily depend on, among other things, our net interest income, the market value of our assets and the supply of and demand for such assets.  Our net interest income, which reflects the amortization of purchase premiums and accretion of discounts, varies primarily as a result of changes in interest rates, borrowing costs and prepayment speeds, the behavior of which involves various risks and uncertainties.  Prepayment speeds, as reflected by the Constant Prepayment Rate, or CPR, and interest rates vary according to the type of investment, conditions in financial markets, competition and other factors, none of which can be predicted with any certainty.  In general, as prepayment speeds on our Mortgage-Backed Securities portfolio increase, related purchase premium amortization increases, thereby reducing the net yield on such assets.  The CPR on our Mortgage-Backed Securities portfolio averaged 34% , and 16% for the quarters ended March 31, 2010 and 2009, respectively.  Since changes in interest rates may significantly affect our activities, our operating results depend, in large part, upon our ability to effectively manage interest rate risks and prepayment risks while maintaining our status as a REIT.

  The table below provides quarterly information regarding our average balances, interest income, yield on assets, average repurchase agreement balances, interest expense, cost of funds, net interest income and net interest rate spreads for the quarterly periods presented.

	Average Investment Securities Held (1)	Total Interest Income	Yield on Average Investment Securities	Average Balance of Repurchase Agreements	Interest Expense	Average Cost of Funds	Net Interest Income	Net Interest Rate Spread
	(ratios for the quarters have been annualized, dollars in thousands)
Quarter Ended March 31, 2010	$61,983,900	$654,389	4.22%	$55,298,875	$276,509	2.00%	$377,880	2.22%
Quarter Ended December 31, 2009	$62,128,320	$751,663	4.84%	$55,919,885	$286,764	2.05%	$464,899	2.79%
Quarter Ended September 30, 2009	$60,905,025	$744,523	4.89%	$54,914,435	$307,777	2.24%	$436,746	2.65%
Quarter Ended June 30, 2009	$56,420,189	$710,401	5.04%	$50,114,663	$322,596	2.57%	$387,805	2.47%
Quarter Ended March 31, 2009	$54,763,268	$716,015	5.23%	$48,497,444	$378,625	3.12%	$337,390	2.11%
(1) Does not reflect unrealized gains/(losses).

The following table presents the CPR experienced on our Mortgage-Backed Securities portfolio, on an annualized basis, for the quarterly periods presented.

Quarter Ended	CPR

March 31, 2010	34%
December 31, 2009	19%
September 30, 2009	21%
June 30, 2009	19%
March 31, 2009	16%

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

Recent Developments

The liquidity crisis which commenced in August 2007 continued through the first quarter of 2010.  During this period of market dislocation, fiscal and monetary policymakers have established new liquidity facilities for primary dealers and commercial banks, reduced short-term interest rates, and passed legislation that is intended to address the challenges of mortgage borrowers and lenders.  This legislation, the Housing and Economic Recovery Act of 2008, seeks to forestall home foreclosures for distressed borrowers and assist communities with foreclosure problems.  Although these aggressive steps are intended to protect and support the US housing and mortgage market, we continue to operate under difficult market conditions.

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

In addition, the U.S. Government, the Board of Governors of the Federal Reserve System, or Federal Reserve, and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis.  The Term Asset-Backed Securities Loan Facility, or TALF, was first announced by the U.S. Department of Treasury, or the Treasury, on November 25, 2008, and has been expanded in size and scope since its initial announcement.  Under the TALF, the Federal Reserve Bank of New York makes non-recourse loans to borrowers to fund their purchase of eligible assets, currently certain asset-backed securities and commercial mortgage-backed securities but not residential mortgage-backed securities.   The FRBNY has announced that it extended accepting applications for credit under the TALF program to June 30, 2010 for newly-issued commercial mortgage-backed securities.  The FRBNY has also announced that it stopped accepting applications for credit under the TALF program on March 31, 2010 for all other TALF-eligible collateral.

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

Earlier this year, Freddie Mac and Fannie Mae announced that they would be purchasing seriously delinquent mortgage loans out of securities that they currently guarantee.  The loans which they consider seriously delinquent are those loans that are more than 120 days past due.  Freddie Mac announced that its repurchase of these loans would result in principal payments being passed through to the mortgage-backed security holders on March 15, 2010 and April 15, 2010.   Fannie Mae announced that it would begin to repurchase delinquent loans in March 2010.  Fannie Mae announced that it plans to conduct the repurchases over several months and to time the repurchases according to coupon rate, from highest to lowest over that period.  The repurchases could materially impact the rate of principal prepayments on our Agency mortgage-backed securities guaranteed by Fannie Mae and Freddie Mac because of higher premium amortization expense, a decline in higher yielding Agency mortgage-backed securities assets and an increase in lower yielding cash investments.  As of March 31, 2010, we had net purchase premiums of $1.3 billion, or 2.0% of current par value, on our Agency mortgage-backed securities.

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

 Income Taxes:  We have elected to be taxed as a REIT and intend to comply with the provisions of the Internal Revenue Code of 1986, as amended (“Code”), with respect thereto.  Accordingly, we will not be subjected to federal income tax to the extent of our distributions to shareholders and as long as certain asset, income and stock ownership tests are met.  We, FIDAC, Merganser, and RCap have made separate joint elections to treat FIDAC, Merganser, and RCap as taxable REIT subsidiaries.  As such, FIDAC, Merganser, and RCap are taxable as domestic C corporations and subject to federal and state and local income taxes based upon their taxable income.

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

Recent Accounting Pronouncements:

General Principles

Generally Accepted Accounting Principles (ASC 105)

In June 2009, the Financial Accounting Standards Board (“FASB”) issued The Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“Codification”) which revises the framework for selecting the accounting principles to be used in the preparation of financial statements that are presented in conformity with Generally Accepted Accounting Principles (“GAAP”).  The objective of the Codification is to establish the FASB Accounting Standards Codification (“ASC”) as the source of authoritative accounting principles recognized by the FASB.  Codification is effective September 30, 2009.  In adopting the Codification, all non-grandfathered, non-SEC accounting literature not included in the Codification is superseded and deemed non-authoritative.  Codification requires any references within the consolidated financial statements be modified from FASB issues to ASC.  However, in accordance with the FASB Accounting Standards Codification Notice to Constituents (v 2.0), we will not reference specific sections of the ASC but will use broad topic references.

Our recent accounting pronouncements section is formatted to reflect the same organizational structure as the ASC.  Broad topic references will be updated with pending content as they are released.

Assets

Investments in Debt and Equity Securities (ASC 320)

New guidance was provided to make impairment guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments (“OTTI”) on debt and equity securities in financial statements.  This guidance was also the result of the Securities and Exchange Commission (“SEC”) mark-to-market study mandated under the Emergency Economic Stabilization Act of 2008 (“EESA”).  The SEC’s recommendation was to “evaluate the need for modifications (or the elimination) of current OTTI guidance to provide for a more uniform system of impairment testing standards for financial instruments.”  The guidance revises the OTTI evaluation methodology.  Previously the analytical focus was on whether we had the “intent and ability to retain its investment in the debt security for a period of time sufficient to allow for any anticipated recovery in fair value.”   Now the focus is on whether we have (1) the intent to sell the Investment Securities, (2) it is more likely than not that it will be required to sell the Investment Securities before recovery, or (3) it does not expect to recover the entire amortized cost basis of the Investment Securities.  Further, the security is analyzed for credit loss, (the difference between the present value of cash flows expected to be collected and the amortized cost basis).  The credit loss, if any, will then be recognized in the statement of operations, while the balance of impairment related to other factors will be recognized in Other Comprehensive Income (“OCI”).  This guidance became effective for all interim and annual reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009 and we decided to early adopt.  For the quarter ended March 31, 2010, we did not have unrealized losses in Investment Securities that were deemed other-than-temporary.

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

Effective January 1, 2010, the consolidation standards have been amended by ASU 2009-17.  This amendment updates the existing standard and eliminates the exemption from consolidation of a Qualified Special Purpose Entity (“QSPE”).    The update requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity (“VIE”).  The analysis identifies the primary beneficiary of a VIE as the enterprise that has both: a) the power to direct the activities that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity or the right to receive benefits from the entity which could potentially be significant to the VIE.  The update requires enhanced disclosures to provide users of financial statements with more transparent information about an enterprises involvement in a VIE.  Further, ongoing assessments of whether an enterprise is the primary beneficiary on a VIE are required.  At this time, the amendment has no material effect on our consolidated financial statements.

On January 27, 2010, the FASB voted to indefinitely defer the effective date of  ASU 2009-17 for a reporting enterprises interest in entities for which it is industry practice to issue financial statements in accordance with investment company standards (ASC 946).  This deferral is expected to most significantly affect reporting entities in the investment management industry.  This amendment has no material effect on our  consolidated financial statements.

Derivatives and Hedging (ASC 815)

Effective January 1, 2009 and adopted by us prospectively, the FASB issued additional guidance attempting  to improve the transparency of financial reporting by mandating the provision of additional information about how derivative and hedging activities affect an entity’s financial position, financial performance and cash flows.  This guidance changed the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosure about (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for, and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  To adhere to this guidance, qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts, gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements must be made.  This disclosure framework is intended to better convey the purpose of derivative use in terms of the risks that an entity is intending to manage.  We discontinued hedge accounting as of September 30, 2008, and therefore the effect of the adoption of this guidance was an increase in note disclosures.

Fair Value Measurements and Disclosures (ASC 820)

In response to the deterioration of the credit markets, FASB issued guidance clarifying how Fair Value Measurements should be applied when valuing securities in markets that are not active.  The guidance provides an illustrative example, utilizing management’s internal cash flow and discount rate assumptions when relevant observable data do not exist.  It further clarifies how observable market information and market quotes should be considered when measuring fair value in an inactive market.  It reaffirms the notion of fair value as an exit price as of the measurement date and that fair value analysis is a transactional process and should not be broadly applied to a group of assets.  The guidance was effective upon issuance including prior periods for which financial statements had not been issued.  The implementation of this guidance did not have a material effect on the fair value of the Company’s assets as the valuation methodologies utilized by us are consistent with the guidance.

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

In January 2010, FASB issued guidance (ASU 2010-06) which increases disclosure regarding the fair value of assets.  The key provisions of this guidance include the requirement to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 including a description of the reason for the transfers.  Previously this was only required of transfers between Level 2 and Level 3 assets.  Further, reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities; a class is potentially a subset of the assets or liabilities within a line item in the statement of financial position.  Additionally, disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements are required for either Level 2 or Level 3 assets.  This portion of the guidance is effective for us on December 31, 2009. The guidance also requires that the disclosure on any Level 3 assets presents separately information about purchases, sales, issuances and settlements.  In other words, Level 3 assets are presented on a gross basis rather than as one net number.  However, this last portion of the guidance is not effective for us until December 31, 2010.  Adoption of this guidance results in increased footnote disclosure.

Financial Instruments (ASC 825)

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

In February 2010, FASB issued ASU 2010-09 as an amendment to ASC 855.  This update eliminates the requirement to provide a specific date through which subsequent events were evaluated.  This update was issued to alleviate potential conflicts between ASC 855 and SEC reporting requirements.  The update was effective upon issuance and has no impact on our consolidated financial statements.

Transfers and Servicing (ASC 860)

In February 2008 FASB issued guidance addressing whether transactions where assets purchased from a particular counterparty and financed through a repurchase agreement with the same counterparty can be considered and accounted for as separate transactions, or are required to be considered “linked” transactions and may be considered derivatives.  This guidance requires purchases and subsequent financing through repurchase agreements be considered linked transactions unless all of the following conditions apply: (1) the initial purchase and the use of repurchase agreements to finance the purchase are not contractually contingent upon each other; (2) the repurchase financing entered into between the parties provides full recourse to the transferee and the repurchase price is fixed; (3) the financial assets are readily obtainable in the market; and (4) the financial instrument and the repurchase agreement are not coterminous.  This guidance was effective January 1, 2009 and the implementation did not have a material effect on our consolidated financial statements.

On June 12, 2009, the FASB issued guidance an amendment update to the accounting standards governing the transfer and servicing of financial assets. This amendment  updates the existing standard and eliminates the concept of a Qualified Special Purpose Entity (“QSPE”); clarifies the surrendering of control to effect sale treatment; and modifies the financial components approach – limiting the circumstances in which a financial asset or portion thereof should be derecognized when the transferor maintains continuing involvement.  It defines the term “Participating Interest.”  Under this standard update, the transferor must recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer, including any retained beneficial interest. Additionally, the amendment requires enhanced disclosures regarding the transferors risk associated with continuing involvement in any transferred assets.   The amendment is effective beginning January 1, 2010.  We have determined the amendment has no material effect on the consolidated financial statements.

Results of Operations:

Net Income Summary

For the quarter ended March 31, 2010, our net income was $281.1 million or $.50 basic income per average share related to common shareholders, as compared to $349.9 million net income or $0.64 basic net income per average share for the quarter ended March 31, 2009.  Net income per average share decreased by $0.14 per average share available to common shareholders and total net income decreased $68.8 million for the quarter ended March 31, 2010, when compared to the quarter ended March 31, 2009.  We attribute the decrease in net income for the quarter ended March 31, 2010 from the quarter ended March 31, 2009 to the recording of unrealized losses related to interest rate swaps of $116.7 million for the quarter ended March 31, 2010, as compared to an unrealized gain of $35.5 million for the quarter ended March 31, 2009.

The table below presents the net income summary for the quarters ended March 31, 2010, and 2009.

Net Income Summary
(dollars in thousands, except for per share data)

	Quarter Ended March 31, 2010	Quarter Ended March 31, 2009
Interest income:
Investments	$653,935	$716,015
Securities loaned	454	-
Total interest income	654,389	716,015

Interest expense: Repurchase agreements	272,927	378,625
Securities borrowed	387	-
Convertible Senior Notes	3,195	-
Total interest expense	276,509	378,625

Net interest income	377,880	337,390

Other income:
Investment advisory and service fees	12,546	7,761
Gain on sale of investment securities	46,962	5,023
Dividend income	7,964	918
Unrealized (loss) gain on interest rate swaps	(116,732)	35,545
Total other income	(49,260)	49,247

Expenses:
Distribution fees	360	428
General and administrative expenses	40,021	29,882
Total expenses	40,381	30,310

Income before income from equity method and income taxes	288,239	356,327

Income from equity method investment	140	-

Income taxes	7,314	6,434

Net income	281,065	349,893

Dividends on preferred stock	4,625	4,626

Net income available to common shareholders	$276,440	$345,267

Weighted average number of basic common shares outstanding	554,995,092	542,903,110
Weighted average number of diluted common shares outstanding	590,530,927	548,551,328

Basic net income per average common share	$0.50	$0.64
Diluted net income per average common share	$0.49	$0.63

Average total assets	$71,047,676	$59,157,435
Average equity	$9,631,012	$7,751,275

Return on average total assets	1.58%	2.37%
Return on average equity	11.67%	18.06%

                Interest Income and Average Earning Asset Yield

We had average earning assets of $62.0 billion for the quarter ended March 31, 2010.  We had average earning assets of $54.8 billion for the quarter ended March 31, 2009.  Our primary source of income is interest income.  Our interest income was $654.3 million for the quarter ended March 31, 2010 and $716.0 million for the quarter ended March 31, 2009.  The yield on average investment securities was 4.22%, and 5.23% for the quarters ending March 31, 2010 and 2009, respectively. The prepayment speeds increased to an average of 34% CPR for the quarter ended March 31, 2010 from an average of 16% CPR for the quarter ended March 31, 2009.  For the quarter ended March 31, 2010, as compared to the quarter ended March 31, 2009, interest income declined by $61.7 million due to the decline in yield on average investment securities of 101 basis points.  The decline in yield was, in part, due to Freddie Mac and Fannie Mae purchasing seriously delinquent mortgage loans out of securities, which resulted in prepayment speeds increasing to an average of 34% CPR for the quarter ended March 31, 2010 from an average of 16% CPR for the quarter ended March 31, 2009.

Interest Expense and the Cost of Funds

Our largest expense is the cost of borrowed funds.  We had average borrowed funds of $55.3 billion and total interest expense of $276.5 million for the quarter ended March 31, 2010.  We had average borrowed funds of $48.5 billion and total interest expense of $378.6 million for the quarter ended March 31, 2009.  Our average cost of funds was 2.00% for the quarter ended March 31, 2010 and 3.12% for the quarter ended March 31, 2009. The cost of funds rate decreased by 112 basis points and the average borrowed funds increased by $6.8 billion for the quarter ended March 31, 2010, when compared to the quarter ended March 31, 2009. Interest expense for the quarter ended March 31, 2010 decreased by $102.1 million when compared to the quarter ended March 31, 2009, due to the substantial decrease in the average cost of funds rate.  Since a substantial portion of our repurchase agreements are short term, changes in market rates are directly reflected in our interest expense.  Our average cost of funds was 1.77% above average one-month LIBOR and 1.60% above average six-month LIBOR for the quarter ended March 31, 2010.

The table below shows our average borrowed funds and average cost of funds as compared to average one-month and average six-month LIBOR for the quarters ended March 31, 2010, the year ended December 31, 2009 and four quarters in 2009.

Average Cost of Funds
(Ratios for the four quarters in 2009 have been annualized, dollars in thousands)

	Average Borrowed Funds	Borrowed Funds at Period End	Interest Expense	Average Cost of Funds	Average One- Month LIBOR	Average Six- Month LIBOR	Average One-Month LIBOR Relative to Average Six-Month LIBOR	Average Cost of Funds Relative to Average One-Month LIBOR	Average Cost of Funds Relative to Average Six-Month LIBOR
For the Quarter Ended March 31, 2010	$55,298,875	$54,384,480	$276,509	2.00%	0.23%	0.40%	(0.17%)	1.77%	1.60%
For the Year Ended December 31, 2009	$52,361,607	$54,598,129	$1,295,762	2.47%	0.33%	1.11%	(0.78%)	2.14%	1.36%
For the Quarter Ended December 31, 2009	$55,919,885	$54,598,129	$286,764	2.05%	0.24%	0.52%	(0.28%)	1.81%	1.53%
For the Quarter Ended September 30, 2009	$54,914,435	$55,842,840	$307,777	2.24%	0.27%	0.84%	(0.57%)	1.97%	1.40%
For the Quarter Ended June 30, 2009	$50,114,663	$51,326,930	$322,596	2.57%	0.37%	1.39%	(1.02%)	2.20%	1.18%
For the Quarter Ended March 31, 2009	$48,497,444	$48,951,178	$378,625	3.12%	0.46%	1.74%	(1.28%)	2.66%	1.38%

Net Interest Income

Our net interest income, which equals interest income less interest expense, totaled $377.9 million for the quarter ended March 31, 2010, and $337.4 million for the quarter ended March 31, 2009.  Our net interest income increased by $40.5 million for the quarter ended March 31, 2010, as compared to the quarter ended March 31, 2009, because of the increased interest rate spread.  Our net interest rate spread for the quarter ended March 31, 2010 was 2.22%, which was 11 basis points greater than the interest rate spread of for the quarter ended March 31, 2009 of 2.11%.  This 11 basis point increase in interest rate spread for first quarter of 2010 over the spread for first quarter of 2009 was the result of the decrease in the average cost of funds of 112 basis points, which was only partially offset by a decrease in average yield on average interest earning assets of 101 basis points.

The table below shows our interest income by average Investment Securities held, total interest income, yield on average interest earning assets, average balance of repurchase agreements, interest expense, average cost of funds, net interest income, and net interest rate spread for the quarter ended March 31, 2010, the year ended December 31, 2009 and four quarters in 2009.

Net Interest Income
 (Ratios for the four quarters in 2009 have been annualized, dollars in thousands)

	Average Investment Securities Held	Total Interest Income	Yield on Average Interest Earning Assets	Average Balance of Repurchase Agreements	Interest Expense	Average Cost of Funds	Net Interest Income	Net Interest Rate Spread
For the Quarter Ended March 31, 2010	$61,983,900	$654,389	4.22%	$55,298,875	$276,509	2.00%	$377,880	2.22%
For the Year Ended December 31, 2009	$58,554,200	$2,922,602	4.99%	$52,361,607	$1,295,762	2.47%	$1,626,840	2.52%
For the Quarter Ended December 31, 2009	$62,128,320	$751,663	4.84%	$55,919,885	$286,764	2.05%	$464,899	2.79%
For the Quarter Ended September 30, 2009	$60,905,025	$744,523	4.89%	$54,914,435	$307,777	2.24%	$436,746	2.65%
For the Quarter Ended June 30, 2009	$56,420,189	$710,401	5.04%	$50,114,663	$322,596	2.57%	$387,805	2.47%
For the Quarter Ended March 31, 2009	$54,763,268	$716,015	5.23%	$48,497,444	$378,625	3.12%	$337,390	2.11%

Investment Advisory and Service Fees

FIDAC and Merganser are registered investment advisors specializing in managing fixed income securities.  At March 31, 2010, FIDAC and Merganser had under management approximately $11.6 billion in net assets and $20.3 billion in gross assets, compared to $8.5 billion in net assets and $16.3 billion in gross assets at March 31, 2009. Net investment advisory and service fees for the quarters ended March 31, 2010 and 2009 totaled $12.2 million and $7.3 million, respectively, net of fees paid to third parties pursuant to distribution service agreements for facilitating and promoting distribution of shares or units to FIDAC’s clients.  Gross assets under management will vary from time to time because of changes in the amount of net assets FIDAC and Merganser manage as well as changes in the amount of leverage used by the various funds and accounts FIDAC manages.

Gains and Losses on Sales of Investment Securities and Interest Rate Swaps

For the quarter ended March 31, 2010, we sold Investment Securities with a carrying value of $1.6 billion for aggregate net gain of $47.0 million.  For the quarter ended March 31,2009, we sold Investment Securities with a carrying value of $835.7 million for an aggregate net gain of $5.0 million.  We do not expect to sell assets on a frequent basis, but may from time to time sell existing assets to move into new assets, which our management believes might have higher risk-adjusted returns, or to manage our balance sheet as part of our asset/liability management strategy.

Income from Trading Securities

During the quarter ended March 31, 2010, there was no income from trading securities.  There was no gross income from trading securities for the quarter ended March 31, 2009.

Dividend Income

Dividend income from our investment in Chimera totaled $7.6 million for the quarter ended March 31, 2010 compared to $918,000 for the quarter ended March 31, 2009.  Dividend income from our investment in CreXus totaled $316,000 for the quarter ended March 31, 2010.

Loss on Other-Than-Temporarily Impaired Securities

At each quarter end, we review each of our securities to determine if an other-than-temporary impairment charge would be necessary.  The charge is taken if we determine that we do not intend to hold securities that were in an unrealized loss position for a period of time, to maturity if necessary, sufficient for a forecasted market price recovery up to or beyond the cost of the investments or if we are required to sell for regulatory or other reasons.  For the quarter ended March 31, 2010 and 2009 there was no loss on other-than-temporarily impaired securities.

General and Administrative Expenses

General and administrative (“G&A”) expenses were $40.0 million for the quarter ended March 31, 2010 compared to $29.9 million for the quarter ended March 31, 2009. G&A expenses as a percentage of average total assets was 0.23% and0.20% for the quarters ended March 31, 2010, and 2009, respectively.  The increase in G&A expenses of $10.1 million for the quarter ended March 31, 2010 was primarily the result of increased compensation costs as staff increased from 61 at March 31, 2009 to 92 at March 31, 2010.

The table below shows our total G&A expenses as compared to average total assets and average equity for the quarter ended March 31, 2010, the year ended December 31, 2009 and four quarters in 2009.

G&A Expenses and Operating Expense Ratios
(ratios for the quarters have been annualized, dollars in thousands)

	Total G&A Expenses	Total G&A Expenses/Average Assets	Total G&A Expenses/Average Equity
For the Quarter Ended March 31, 2010	$40,021	0.23%	1.66%
For the Year Ended December 31, 2009	$130,152	0.20%	1.51%
For the Quarter Ended December 31, 2009	$36,880	0.21%	1.55%
For the Quarter Ended September 30, 2009	$33,344	0.19%	1.47%
For the Quarter Ended June 30, 2009	$30,046	0.19%	1.41%
For the Quarter Ended March 31, 2009	$29,882	0.20%	1.54%

Net Income and Return on Average Equity

Our net income was $281.1 million for the quarter ended March 31, 2010 and $349.9 million for the quarter ended March 31, 2009.  Our annualized return on average equity was 11.67% for the quarter ended March 31, 2010, and 18.06% for the quarter ended March 31, 2009. Net income decreased by $68.8 million for the quarter ended March 31, 2010 as compared to the quarter ended March 31, 2009, primarily due the unrealized loss on interest rate swaps of $116.8 million.

The table below shows our net interest income, net investment advisory and service fees, gain (loss) on sale of Mortgage-Backed Securities and termination of interest rate swaps, loss on other-than-temporarily impaired securities, income from trading securities, G&A expenses, income taxes, each as a percentage of average equity, and the return on average equity for the quarter ended March 31, 2010, the year ended December 31, 2009 and four quarters in 2009.

Components of Return on Average Equity
(Ratios for the quarters have been annualized)

	Net Interest Income/ Average Equity	Net Investment Advisory and Service Fees/Average Equity	Gain/(Loss) on Sale of Mortgage-Backed Securities and Realized and Unrealized Gain/(Loss) Interest Rate Swaps/ Average Equity	Loss on other- than- temporarily impaired securities/ Average Equity	Dividend income from available- for-sale equity securities	G&A Expenses / Average Equity	Income Taxes/ Average Equity	Return on Average Equity
For the Quarter Ended March 31, 2010	15.69%	0.51%	(2.90%)	-	0.33%	(1.66%)	(0.30%)	11.67%
For the Year Ended December 31, 2009	18.82%	0.55%	5.19%	(0.16%)	0.20%	(1.51%)	(0.40%)	22.69%
For the Quarter Ended December 31, 2009	19.58%	0.61%	12.79%	(0.57%)	0.31%	(1.55%)	(0.44%)	30.73%
For the Quarter Ended September 30, 2009	19.30%	0.63%	(5.66%)	-	0.24%	(1.47%)	(0.42%)	12.60%
For the Quarter Ended June 30, 2009	18.30%	0.53%	10.97%	-	0.15%	(1.41%)	(0.37%)	28.17%
For the Quarter Ended March 31, 2009	17.41%	0.38%	2.09%	-	0.05%	(1.54%)	(0.33%)	18.06%

Financial Condition

Investment Securities, Available for Sale

All of our Mortgage-Backed Securities at March 31, 2010 and December 31, 2009 were adjustable-rate or fixed-rate mortgage-backed securities backed by single-family mortgage loans.  Substantially all of the mortgage assets underlying these mortgage-backed securities were secured with a first lien position on the underlying single-family properties.  Substantially all of our mortgage-backed securities were Freddie Mac, Fannie Mae or Ginnie Mae mortgage pass-through certificates or CMOs, which carry an implied “AAA” rating.  All of our agency debentures are callable and carry an implied “AAA” rating.  We carry all of our earning assets at fair value.

We accrete discount balances as an increase in interest income over the life of discount investment securities and we amortize premium balances as a decrease in interest income over the life of premium investment securities.  At March 31, 2010 and December 31, 2009 we had on our balance sheet a total of $44.2 million and $49.2 million, respectively, of unamortized discount (which is the difference between the remaining principal value and current historical amortized cost of our investment securities acquired at a price below principal value) and a total of $1.3 billion and $1.3  billion, respectively, of unamortized premium (which is the difference between the remaining principal value and the current historical amortized cost of our investment securities acquired at a price above principal value).

We received mortgage principal repayments of $6.2 billion and $2.5 billion for the quarters ended March 31, 2010 and March 31, 2009, respectively. The average prepayment speed for the quarters ended March 31, 2010 and 2009 was 34% and 16%, respectively.  During the quarter ended March 31, 2010, the average CPR increased to 34% from 16% during the quarter ended March 31, 2009, due to an increase return of principal from Freddie Mac and Fannie Mae purchasing seriously delinquent mortgage loans out of mortgage pools we own.  Given our current portfolio composition, if mortgage principal prepayment rates were to increase over the life of our mortgage-backed securities, all other factors being equal, our net interest income would decrease during the life of these mortgage-backed securities as we would be required to amortize our net premium balance into income over a shorter time period.  Similarly, if mortgage principal prepayment rates were to decrease over the life of our mortgage-backed securities, all other factors being equal, our net interest income would increase during the life of these mortgage-backed securities as we would amortize our net premium balance over a longer time period.

The table below summarizes certain characteristics of our Investment Securities at March 31, 2010, December 31, 2009, September 30, 2009, June 30, 2009, and March 31, 2009.

Investment Securities
(dollars in thousands)
	Principal Amount	Net Premium	Amortized Cost	Amortized Cost/Principal Amount	Fair Value	Fair Value/Principal Amount	Weighted Average Yield
At March 31, 2010	$66,937,615	$1,309,423	$68,247,038	101.96%	$70,171,875	104.83%	3.87%
At December 31, 2009	$62,508,927	$1,247,717	$63,756,644	102.00%	$65,721,477	105.14%	4.51%
At September 30, 2009	$64,253,006	$1,126,493	$65,379,499	101.75%	$67,463,376	105.00%	4.70%
At June 30, 2009	$63,300,232	$924,873	$64,225,105	101.46%	$65,782,019	103.92%	4.75%
At March 31, 2009	$56,718,404	$668,295	$57,386,699	101.18%	$58,785,456	103.64%	4.98%

The table below summarizes certain characteristics of our Investment Securities at March 31, 2010, December 31, 2009, September 30, 2009, June 30, 2009, and March 31, 2009.  The index level for adjustable-rate Investment Securities is the weighted average rate of the various short-term interest rate indices, which determine the coupon rate.

Adjustable-Rate Investment Security Characteristics
(dollars in thousands)
	Principal Amount	Weighted Average Coupon Rate	Weighted Average Term to Next Adjustment	Weighted Average Lifetime Cap	Weighted Average Asset Yield	Principal Amount at Period End as % of Total Investment Securities
At March 31, 2010	$15,366,206	4.55%	32 months	10.09%	2.92%	22.96%
At December 31, 2009	$16,196,473	4.55%	33 months	10.09%	3.23%	25.91%
At September 30, 2009	$18,561,525	4.59%	33 months	10.11%	3.37%	28.89%
At June 30, 2009	$19,657,988	4.64%	34 months	10.12%	3.49%	31.06%
At March 31, 2009	$19,558,480	4.66%	34 months	10.06%	3.74%	34.48%

Fixed-Rate Investment Security Characteristics
(dollars in thousands)
	Principal Amount	Weighted Average Coupon Rate	Weighted Average Asset Yield	Principal Amount at Period End as % of Total Investment Securities
At March 31, 2010	$51,571,411	5.50%	4.16%	77.04%
At December 31, 2009	$46,312,455	5.78%	4.95%	74.09%
At September 30, 2009	$45,691,481	5.89%	5.14%	71.11%
At June 30, 2009	$43,642,244	5.94%	5.32%	68.94%
At March 31, 2009	$37,159,924	6.08%	5.64%	65.52%

           At March 31, 2010 and December 31, 2009, we held Investment Securities with coupons linked to various indices.  The following tables detail the portfolio characteristics by index.

Adjustable-Rate Investment Securities by Index
March 31, 2010

	One- Month Libor	Six- Month Libor	Twelve Month Libor	12-Month Moving Average	11th District Cost of Funds	1-Year Treasury Index	Monthly Federal Cost of Funds	Other Indexes(1)
Weighted Average Term to Next Adjustment	1 mo.	14 mo.	44 mo.	1 mo.	9 mo.	47 mo.	1 mo.	13 mo.
Weighted Average Annual Period Cap	6.41%	1.57%	2.01%	0.36%	0.77%	1.94%	0.00%	1.80%
Weighted Average Lifetime Cap at March 31, 2010	7.05%	11.17%	10.70%	8.29%	10.50%	10.98%	13.44%	11.67%
Investment Principal Value as Percentage of Investment Securities at March 31, 2010	3.41%	1.21%	14.53%	1.17%	0.70%	1.82%	0.08%	0.04%
(1)  Combination of indexes that account for less than 0.05% of total investment securities.

Adjustable-Rate Investment Securities by Index
December 31, 2009

	One- Month Libor	Six- Month Libor	Twelve Month Libor	12- Month Moving Average	11th District Cost of Funds	1-Year Treasury Index	Monthly Federal Cost of Funds	Other Indexes(1)
Weighted Average Term to Next Adjustment	1 mo.	16 mo.	45 mo.	1 mo.	7 mo.	50 mo.	1 mo.	12 mo.
Weighted Average Annual Period Cap	6.40%	1.58%	2.01%	0.42%	0.77%	1.95%	0.00%	1.82%
Weighted Average Lifetime Cap at December 31, 2009	7.04%	11.20	10.85%	8.12%	.51%	10.98%	13.43%	11.71%
Investment Principal Value as Percentage of Investment Securities at December 31, 2009	4.59%	1.40%	15.77%	1.10%	.76%	2.15%	0.09%	0.05%
(1)   Combination of indexes that account for less than 0.05% of total investment securities.

Reverse Repurchase Agreements

At March 31, 2010, we did not have any amounts outstanding under our reverse repurchase agreement with Chimera.  At December 31, 2009, we lent $259.0 million to Chimera pursuant to our reverse repurchase agreement with Chimera.  This amount was included in the principal amount which approximates fair value in our Statement of Financial Condition.  The interest rate at December 31, 2009 was 1.72%.  The collateral for this loan was mortgage-backed securities with a fair value of $314.3 million at December 31, 2009.

At March 31, 2010, RCap, in its ordinary course of business, financed though matched reverse repurchase agreements, at market rates, $108.2 million for a fund that is managed by FIDAC pursuant to a management agreement and $147.4 million to Chimera.  At March 31, 2010, RCap had an outstanding reverse repurchase agreement with a non-affiliate of $276.6 million.

The average daily reverse repurchase agreements balance for RCap and Annaly during the quarter ended March 31, 2010 and 2009 was $470.2 million and $479.0 million, respectively.

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

We can provide no assurance, however, that we will recover all or any portion of any of the net assets of the investment fund following completion of LBIE’s administration (and any subsequent liquidation).

Borrowings

As of March 31, 2010, substantially all our debt has consisted entirely of borrowings collateralized by a pledge of our Investment Securities.  These borrowings appear on our balance sheet as repurchase agreements.  At March 31, 2010, we had established uncommitted borrowing facilities in this market with 30 lenders in amounts which we believe are in excess of our needs.  All of our Investment Securities are currently accepted as collateral for these borrowings.  However, we limit our borrowings, and thus our potential asset growth, in order to maintain unused borrowing capacity and thus increase the liquidity and strength of our balance sheet.  For the quarter ended March 31, 2010 and 2009, the term to maturity of our borrowings ranged from one day to 10 years.  Additionally, we have entered into structured borrowings giving the counterparty the right to call the balance prior to maturity.  At March 31, 2010 and 2009, the weighted average cost of funds for all of our borrowings was 2.00% and 2.78%, respectively, including the effect of the interest rate swaps, and the weighted average term to next rate adjustment was 166 days and 219 days, respectively.

During the quarter ended March 31, 2010, we issued $600.0 million in aggregate principal amount of 4% convertible senior notes due 2015 (“Convertible Senior Notes”) for net proceeds following underwriting expenses of approximately $582.0 million.  Interest on the Convertible Senior Notes is paid semi-annually at a rate of 4% per year and the Convertible Senior Notes will mature on February 15, 2015 unless earlier repurchased or converted.  The Convertible Senior Notes are convertible into shares of Common Stock at an initial conversion rate and conversion rate at March 31, 2010 of 46.6070 and 48.3595 shares of Common Stock per $1,000 principal amount of Convertible Senior Notes, which was equivalent to an initial conversion price of approximately $21.456  and $20.769 per share of Common Stock, respectively, subject to adjustment in certain circumstances.

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

Borrowings under our repurchase agreements increased by $4.8 billion to $53.8 billion at March 31, 2010, from $49.0 billion at March 31, 2009.  Even though borrowing increased over the year, leverage decreased from 6.0:1 to 5.6:1.

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

Under our repurchase agreements, we may be required to pledge additional assets to our repurchase agreement counterparties (i.e., lenders) in the event the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral (a “margin call”), which may take the form of additional securities or cash.  Similarly, if the estimated fair value of investment securities increases due to changes in market interest rates of market factors, lenders may release collateral back to us.  Specifically, margin calls result from a decline in the value of our Mortgage-Backed Securities securing our repurchase agreements, prepayments on the mortgages securing such Mortgage-Backed Securities and to changes in the estimated fair value of such Mortgage-Backed Securities generally due to principal reduction of such Mortgage-Backed Securities from scheduled amortization and resulting from changes in market interest rates and other market factors.  Through March 31, 2010, we did not have any margin calls on our repurchase agreements that we were not able to satisfy with either cash or additional pledged collateral.  However, should prepayment speeds on the mortgages underlying our Mortgage-Backed Securities and/or market interest rates suddenly increase, margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.

The following table summarizes the effect on our liquidity and cash flows from contractual obligations for repurchase agreements, interest expense on repurchase agreements, the non-cancelable office lease and employment agreements at March 31, 2010.  The table does not include the effect of net interest rate payments under our interest rate swap agreements.  The net swap payments will fluctuate based on monthly changes in the receive rate.  At March 31, 2010, the interest rate swaps had a net negative fair value of $608.7  million.

	(dollars in thousands)
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
Repurchase agreements	$48,604,480	$3,380,000	$400,000	$1,400,000	$53,784,480
Interest expense on repurchase agreements, based on rates at 03-31-10	233,211	240,789	134,439	133,443	741,882
Convertible Senior Notes	-	-	600	-	600
Long-term operating lease obligations	2,101	4,262	3,305	-	9,668
Employment contracts	85,537	17,824	-	-	103,361
Total	$48,925,329	$3,642,875	$537,344	$1,533,443	$54,639,991

Stockholders’ Equity

During the quarter ended March 31, 2010, 90,247 options were exercised under the Long-Term Stock Incentive Plan, or Incentive Plan, for an aggregate exercise price of $1.5 million.  During the quarter ended March 31, 2010, 645 shares of Series B Preferred Stock were converted into 1,511 shares of common stock, respectively.

During the quarter ended March 31, 2010, we raised $115.5 million by issuing 6.4 million shares, through the Direct Purchase and Dividend Reinvestment Program.

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

During the quarter ended March 31, 2010, we declared dividends to common shareholders totaling $363.8 million or $0.65 per share, which was paid to shareholders on April 29, 2010.  During the quarter ended March 31, 2010, we declared dividends to Series A Preferred Stock shareholders totaling approximately $3.6 million or $0.4925 per share, and Series B Preferred Stock shareholders totaling approximately $1.0 million or $0.375 per share, which were paid to shareholders on March 31, 2010.

During the quarter ended March 31, 2009, we declared dividends to common shareholders totaling $272.2 million or $0.50 per share, which were paid to shareholders on April 29, 2009.  During the quarter ended March 31, 2009, the Company declared dividends to Series A Preferred Stock shareholders totaling approximately $3.6 million or $0.492188 per share, and Series B Preferred Stock shareholders totaling approximately $978,000 or $0.375 per share, which were paid to shareholders on March 31, 2009.

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

Unrealized Gains and Losses
 (dollars in thousands)

	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
Unrealized gain	$2,009,923	$2,093,709	2,158,882	1,719,536	$1,502,319
Unrealized loss	(122,071)	(202,392)	(198,888)	(357,402)	(380,768)
Net Unrealized (loss) gain	$1,887,852	$1,891,317	1,959,994	1,362,134	$1,121,551

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

Leverage

Our debt-to-equity ratio at March 31, 2010 and December 31, 2009 was 5.6:1 and 5.7:1, respectively.  We generally expect to maintain a ratio of debt-to-equity of between 8:1 and 12:1, although the ratio may vary from this range from time to time based upon various factors, including our management’s opinion of the level of risk of our assets and liabilities, our liquidity position, our level of unused borrowing capacity and over-collateralization levels required by lenders when we pledge assets to secure borrowings.

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

We seek to manage the extent to which our net income changes as a function of changes in interest rates by matching adjustable-rate assets with variable-rate borrowings.  In addition, we have attempted to mitigate the potential impact on net income of periodic and lifetime coupon adjustment restrictions in our portfolio of investment securities by entering into interest rate swaps.  At March 31, 2010, we had entered into swap agreements with a total notional amount of $22.8 billion.  We agreed to pay a weighted average pay rate of 3.66% and receive a floating rate based on one month LIBOR.  At December 31, 2009, we had entered into swap agreements with a total notional amount of $21.5 billion.  We agreed to pay a weighted average pay rate of 3.85% and receive a floating rate based on one month LIBOR.  We may enter into similar derivative transactions in the future by entering into interest rate collars, caps or floors or purchasing interest only securities.

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

Capital Resources

At March 31, 2010, we had no material commitments for capital expenditures.

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

Other Matters

We calculate that at least 75% of our assets were qualified REIT assets, as defined in the Code for the quarters ended March 31, 2010 and 2009.   We also calculate that our revenue qualifies for the 75% source of income test and for the 95% source of income test rules for the quarters ended March 31, 2010 and 2009.  Consequently, we met the REIT income and asset test. We also met all REIT requirements regarding the ownership of our common stock and the distribution of our net income.  Therefore, as of quarter ended of March 31, 2010 and December 31, 2009, we believe that we qualified as a REIT under the Code.

We at all times intend to conduct our business so as not to become regulated as an investment company under the Investment Company Act of 1940, or the Investment Company Act.  If we were to become regulated as an investment company, then our use of leverage would be substantially reduced.  The Investment Company Act exempts entities that are “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate” (qualifying interests).  Under current interpretation of the staff of the SEC, in order to qualify for this exemption, we must maintain at least 55% of our assets directly in qualifying interests and at least 80% of our assets in qualifying interests plus other real estate related assets.  In addition, unless certain mortgage securities represent all the certificates issued with respect to an underlying pool of mortgages, the Mortgage-Backed Securities may be treated as securities separate from the underlying mortgage loans and, thus, may not be considered qualifying interests for purposes of the 55% requirement.  We calculate that as of March 31, 2010 and December 31, 2009, we were in compliance with this requirement.

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

Our profitability and the value of our portfolio (including interest rate swaps) may be adversely affected during any period as a result of changing interest rates.  The following table quantifies the potential changes in net interest income and portfolio value, should interest rates go up or down 25, 50 and 75 basis points, assuming the yield curves of the rate shocks will be parallel to each other and the current yield curve.  All changes in income and value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario.  The base interest rate scenario assumes interest rates at March 31, 2010 and various estimates regarding prepayment and all activities are made at each level of rate shock.  Actual results could differ significantly from these estimates.

Change in Interest Rate	Projected Percentage Change in Net Interest Income	Projected Percentage Change in Portfolio Value, with Effect of Interest Rate Swaps

-75 Basis Points	4.11%	1.01%
-50 Basis Points	2.70%	0.74%
-25 Basis Points	1.33%	0.40%
Base Interest Rate
+25 Basis Points	(1.33%)	(0.48%)
+50 Basis Points	(2.67%)	(1.04%)
+75 Basis Points	(4.00%)	(1.69%)

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

The following table sets forth the estimated maturity or repricing of our interest-earning assets and interest-bearing liabilities at March 31, 2010.  The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except adjustable-rate loans, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature and does include the effect of the interest rate swaps.  The interest rate sensitivity of our assets and liabilities in the table could vary substantially based on actual prepayment experience.

	Within 3 Months	4-12 Months	More than 1 Year to 3 Years	3 Years and Over	Total
	(dollars in thousands)
Rate Sensitive Assets:
Investment Securities (Principal)	$4,334,007	$1,899,273	$2,889,672	$57,814,663	$66,937,615
Cash Equivalents	905,955	-	-	-	905,955
Reverse Repurchase Agreements	532,166	-	-	-	532,166
Securities Borrowed	60,132	-	-	-	60,132
Total Rate Sensitive Assets	5,832,260	1,899,273	2,889,672	57,814,663	68,435,868

Rate Sensitive Liabilities:
Repurchase Agreements,
with the effect of swaps	21,809,213	8,226,267	11,521,350	12,227,650	53,784,480
Convertible Senior Notes				600,000	600,000
Securities Loaned	60,377	-	-	-	60,377
Total Rate Sensitive Liabilities	21,869,590	8,226,267	11,521,350	12,827,650	54,444,857

Interest rate sensitivity gap	$(16,637,330)	$(6,326,994)	$(8,631,678)	$44,987,013	$13,991,011

Cumulative rate sensitivity gap	$(16,637,330)	$(22,364,324)	$(30,996,002)	$13,991,011

Cumulative interest rate sensitivity gap as a percentage of total rate-sensitive assets	(24%)	(33%)	(46%)	21%

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

ITEM 4        CONTROLS AND PROCEDURES

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

There have been no changes in our internal controls over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to affect our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.            LEGAL PROCEEDINGS

From time to time, we are involved in various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material effect on our consolidated financial statements.

Item 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A – Risk Factors of our annual report on Form 10-K for the year ended December 31, 2009 (the “Form 10-K”).  The materialization of any risks and uncertainties identified in our Special Note Regarding Forward-Looking Statements contained in this report together with those previously disclosed in the Form 10-K or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows.  See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Special Note Regarding Forward-Looking Statements” in this quarterly report on Form 10-Q.

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

*  Submitted electronically herewith.  Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition at March 31, 2010 (Unaudited) and December 31, 2009 (Derived from the audited consolidated statement of financial condition at December 31, 2009); (ii) Consolidated Statements of Operations and Comprehensive Income (Unaudited) for the quarters ended March 31, 2010 and 2009; (iii) Consolidated Statement of Stockholders' Equity (Unaudited) for the quarter ended March 31, 2010; (iv) Consolidated Statements of Cash Flows (Unaudited) for the quarters ended March 31, 2010 and 2009; and (v) Notes to Consolidated Financial Statements (Unaudited) for the quarters ended March 31, 2010 and 2009.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANNALY CAPITAL MANAGEMENT, INC.

Dated: May 6, 2010	By: /s/ Michael A.J. Farrell
Michael A.J. Farrell
(Chairman of the Board, Chief Executive Officer, President and authorized officer of registrant)

Dated: May 6, 2010	By: /s/ Kathryn F. Fagan
Kathryn F. Fagan
(Chief Financial Officer and Treasurer and
principal financial and chief accounting officer)