Form 10-Q
period 2010-06-30
ANNALY CAPITAL MANAGEMENT INC
filed 2010-08-06
CIK 1043219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  JUNE 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      No  ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:

Class	Outstanding at August 5, 2010
Common Stock, $.01 par value	619,868,828

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

FORM 10-Q

TABLE OF CONTENTS

Part I.	FINANCIAL INFORMATION
	Item 1. Financial Statements:
	Consolidated Statements of Financial Condition at June 30, 2010 (Unaudited) and December 31, 2009 (Derived from the audited consolidated statement of financial condition at December 31, 2009)	1

	Consolidated Statements of Operations and Comprehensive Income (Unaudited) for the quarters and six months ended June 30, 2010 and 2009	2

	Consolidated Statement of Stockholders’ Equity (Unaudited) for the six months ended June 30, 2010	3

	Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2010 and 2009	4

	Notes to Consolidated Financial Statements (Unaudited)	5

	Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	25

	Item 3. Quantitative and Qualitative Disclosures about Market Risk	46

	Item 4. Controls and Procedures	47

Part II.	OTHER INFORMATION

	Item 1. Legal Proceedings	48

	Item 1A. Risk Factors	48

	Item 5. Other Information	48

	Item 6. Exhibits	48

	SIGNATURES	50

Part I
Item1.  Financial Statements
ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
JUNE 30, 2010 AND DECEMBER 31, 2009
(dollars in thousands)

	June 30, 2010 (Unaudited)	December 31, 2009(1)
ASSETS
Cash and cash equivalents	$327,979	$1,504,568
Reverse repurchase agreements with affiliate	82,678	328,757
Reverse repurchase agreements	226,098	425,000
Mortgage-Backed Securities, at fair value	69,422,400	64,805,725
Agency debentures, at fair value	2,390,429	915,752
Investment with affiliates	230,268	242,198
Securities borrowed	87,352	29,077
U.S. Treasury securities, at fair value	242,242	-
Receivable for Mortgage-Backed Securities sold	78,581	732,134
Accrued interest and dividends receivable	322,853	318,919
Receivable from Prime Broker	3,272	3,272
Receivable for advisory and service fees	13,359	12,566
Intangible for customer relationships, net	9,891	10,491
Goodwill	27,917	27,917
Interest rate swaps, at fair value	-	5,417
Other assets	42,665	14,397

Total assets	$73,507,984	$69,376,190

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$56,386,835	$54,598,129
Payable for Investment Securities purchased	4,867,945	4,083,786
Convertible Senior Notes	600,000	-
U.S. Treasury Securities purchased, not yet settled	26,207	-
Accrued interest payable	99,366	89,460
Dividends payable	380,636	414,851
Securities loaned	242,242	29,057
Accounts payable and other liabilities	33,815	10,005
Interest rate swaps, at fair value	1,174,788	533,362
Other derivative contracts, at fair value	216	-

Total liabilities	63,812,050	59,758,650

6.00% Series B Cumulative Convertible Preferred Stock: 4,600,000 shares authorized, 2,603,969 and 2,604,614 shares issued and outstanding, respectively.	63,098	63,114

Commitments and contingencies	-	-

Stockholders’ Equity:
7.875% Series A Cumulative Redeemable Preferred Stock: 7,412,500 authorized, 7,412,500 shares issued and outstanding, respectively	177,088	177,088
Common stock, par value $.01 per share, 987,987,500 shares authorized, 559,763,825 and 553,134,877 shares issued and outstanding, respectively	5,598	5,531
Additional paid-in capital	7,937,738	7,817,454
Accumulated other comprehensive income	2,540,201	1,891,317
Accumulated deficit	(1,027,789)	(336,964)

Total stockholders’ equity	9,632,836	9,554,426

Total liabilities, Series B Cumulative Convertible Preferred Stock and stockholders’ equity	$73,507,984	$69,376,190
(1) Derived from the audited consolidated financial statements at December 31, 2009.

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(dollars in thousands, except per share amounts)
(Unaudited)

	For the Quarter Ended June 30, 2010	For the Quarter Ended June 30, 2009	For the Six Months Ended June 30, 2010	For the Six Months Ended June 30, 2009
Interest income
Investments	$642,822	$710,401	$1,296,757	$1,426,416
Securities loaned	860	-	1,314	-
Total interest income	643,682	710,401	1,298,071	1,426,416

Interest expense
Repurchase agreements	96,999	147,516	189,088	349,582
Interest rate swaps	175,535	175,080	356,373	351,639
Convertible Senior Notes	742	-	1,129	-
Securities borrowed	6,966	-	10,161	-
Total interest expense	280,242	322,596	556,751	701,221

Net interest income	363,440	387,805	741,320	725,195
Other (loss) income
Investment advisory and service fees	13,863	11,736	26,409	19,497
Gain on sale of Investment Securities	39,041	2,364	86,003	7,387
Dividend income	7,330	3,221	15,294	4,139
Unrealized (loss) gain on interest rate swaps	(593,038)	230,207	(709,770)	265,752
Net gain on trading securities	77	-	77	-
Income from underwriting	500	-	500	-
Total other (loss) income	(532,227)	247,528	(581,487)	296,775

Expenses
Distribution fees	-	432	360	860
General and administrative expenses	41,540	30,046	81,561	59,928
Total expenses	41,540	30,478	81,921	60,788

(Loss) income before income from equity method investments and income taxes	(210,327)	604,855	77,912	961,182

Income from equity method investment	935	-	1,075	-

Income taxes	8,837	7,801	16,151	14,235

Net (loss) income	(218,229)	597,054	62,836	946,947

Dividends on preferred stock	4,625	4,625	9,250	9,251

Net (loss) income (related) available to common shareholders	$(222,854)	$592,429	$53,586	$937,696

Net income available per share to common shareholders:
Basic	$(0.40)	$1.09	$0.10	$1.72
Diluted	$(0.40)	$1.08	$0.10	$1.71

Weighted average number of common shares outstanding:
Basic	559,700,836	544,344,844	557,360,358	543,627,960
Diluted	559,700,836	550,099,709	557,418,175	549,394,817

Net (loss) income	$(218,229)	$597,054	$62,836	$946,947
Other comprehensive income:
Unrealized gain on available-for-sale securities	664,544	176,013	671,960	996,191
Unrealized gain on interest rate swaps	26,846	66,934	62,927	121,100
Reclassification adjustment for net (gains) loss included in net income	(39,041)	(2,364)	(86,003)	(7,387)
Other comprehensive income	652,349	240,583	648,884	1,109,904
Comprehensive income	$434,120	$837,637	$711,720	$2,056,851

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2010
 (dollars in thousands, except per share data)
(Unaudited)

	Preferred Stock	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
BALANCE, DECEMBER 31, 2009	$177,088	$5,531	$7,817,454	$1,891,317	$(336,964)	$9,554,426

Net income	-	-	-	-	62,836	-
Other comprehensive income	-	-	-	648,884	-	-
Comprehensive income	-	-	-	-	-	711,720
Exercise of stock options	-	1	1,810	-	-	1,811
Stock option expense and long-term compensation expense	-	-	2,366			2,366
Conversion of Series B cumulative preferred stock	-	-	16	-	-	16
Net proceeds from direct purchase and dividend reinvestment	-	66	116,092	-	-	116,158
Preferred Series A dividends declared $0.9844 per share	-	-	-	-	(7,297)	(7,297)
Preferred Series B dividends declared $0.75 per share	-	-	-	-	(1,953)	(1,953)
Common dividends declared $1.33 per share	-	-	-	-	(744,411)	(744,411)

BALANCE, JUNE 30, 2010	$177,088	$5,598	$7,937,738	$2,540,201	$(1,027,789)	$9,632,836

See notes to consolidated financial statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)
	For the Quarter Ended June 30, 2010	For the Quarter Ended June 30, 2009	For the Six Months Ended June 30, 2010	For the Six Months Ended June 30, 2009
Cash flows from operating activities:
Net income	$(218,229)	$597,054	$62,836	$946,947
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of Mortgage Backed Securities premiums and discounts, net	137,177	58,415	301,184	99,429
Amortization of intangibles	406	414	813	1,502
Deferred expense amortization	900	-	1,350	-
Gain on sale of Investment Securities	(39,041)	(2,364)	(86,003)	(7,387)
Stock option and long-term compensation expense	1,195	1,054	2,366	1,933
Unrealized loss (gain) on interest rate swaps	593,038	(230,207)	709,770	(265,752)
Net gains on trading securities	(77)	-	(77)	-
Net change in investment with affiliate, equity method	(75)	-	(215)	-
Decrease (increase) in accrued interest and dividend receivable	(3,777)	(13,661)	(2,031)	(22,186)
Decrease (increase) in other assets	22,084	264	(11,831)	484
Increase (decrease) in advisory and service fees receivable	(1,645)	(3,532)	(794)	(3,936)
Increase (decrease in) interest payable	11,020	(9,795)	9,905	(97,323)
(Decrease) increase in accounts payable and other liabilities	(36,475)	16,145	23,811	31,735
Payments on repurchase agreements from Broker Dealer	(317,501,255)	(23,403,174)	(566,328,315)	(23,603,174)
Proceeds from repurchase agreements from Broker Dealer	321,240,241	25,947,444	571,380,890	27,033,470
Payments on reverse repo from Broker Dealer	(6,012,400)	(637,210)	(8,777,082)	(637,210)
Proceeds from reverse repo from Broker Dealer	6,235,790	589,777	8,963,059	589,777
Payments on securities borrowed	(817,892)	-	(1,325,256)	-
Proceeds from securities borrowed	635,782	-	1,112,091	-
Payments on securities loaned	(628,408)	-	(1,156,640)	-
Proceeds from securities loaned	810,273	-	1,369,825	-
Purchase of trading securities	(442,143)	-	(442,143)	-
Proceeds from sale of trading securities	381,292	-	381,292	-
Net cash provided by operating activities	4,367,781	2,910,624	6,188,805	4,068,309
Cash flows from investing activities:
Purchase of Mortgage-Backed Securities	(16,307,880)	(5,422,358)	(23,288,735)	(11,667,006)
Proceeds from sale of Investment Securities	2,257,455	147,180	4,231,735	1,029,934
Principal payments of Mortgage-Backed Securities	10,547,250	3,511,885	16,738,045	6,014,692
Agency debentures called	874,000	-	874,000	602,000
Purchase of agency debentures	(812,938)	(623,361)	(2,827,666)	(623,361)
Payments on reverse repurchase agreements	-	(572,919)	(4,032,426)	(572,919)
Proceeds from reverse repurchase agreements	-	901,916	4,291,430	1,011,555
Purchase of available-for-sale equity securities from affiliate	-	(90,078)	-	(90,078)
Net cash used in investing activities	(3,442,113)	(2,147,735)	(4,013,617)	(4,295,183)
Cash flows from financing activities:
Proceeds from repurchase agreements	53,484,381	92,570,304	111,006,473	182,356,640
Principal payments on repurchase agreements	(54,621,012)	(92,738,822)	(114,270,342)	(181,134,891)
Issuance of convertible notes	-	-	582,000	-
Proceeds from exercise of stock options	753	99	1,811	722
Proceeds from direct purchase and dividend reinvestment	640	-	116,158	-
Dividends paid	(368,406)	(276,790)	(787,877)	(552,152)
Net cash (used) provided by financing activities	(1,503,644)	(445,209)	(3,351,777)	670,319
Net (decrease) increase in cash and cash equivalents	(577,976)	317,680	(1,176,589)	443,445
Cash and cash equivalents, beginning of period	905,955	1,035,118	1,504,568	909,353
Cash and cash equivalents, end of period	$327,979	$1,352,798	$327,979	$1,352,798

Supplemental disclosure of cash flow information:
Interest paid	$269,222	$332,391	$546,846	$798,544
Taxes paid	$6,985	$11,291	$16,608	$19,648

Noncash investing activities:
Receivable for Investment Securities Sold	$78,581	$412,214	$78,581	$412,214
Payable for Investment Securities Purchased	$4,867,945	$7,017,444	$4,867,945	$7,017,444
Net change in unrealized (loss) gain on available-for-sale securities and interest rate swaps, net of reclassification adjustment	$652,349	$240,583	$648,884	$1,109,904

Noncash financing activities:
Dividends declared, not yet paid	$380,636	$326,612	$380,636	$326,612
Conversion of Series B cumulative preferred stock	-	$68	$16	$32,925
See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR QUARTERS ENDED JUNE 30, 2010 AND 2009
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

The consolidated interim financial statements are unaudited; however, in the opinion of the Company's management, all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the financial positions, results of operations, and cash flows have been included. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009. The nature of the Company's business is such that the results of any interim period are not necessarily indicative of results for a full year. The consolidated financial statements include the accounts of the Company, FIDAC, Merganser and RCap.  All intercompany balances and transactions have been eliminated.

Prior quarter numbers were reclassified in the financial statements to conform with the current quarter presentation.

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

U.S Treasury securities - During the second quarter 2010, RCap commenced trading U.S Treasury securities for its proprietary portfolio, which consists of long and short positions on U.S Treasury bills, notes, and bonds. U.S. Treasury securities are classified as trading investments and are recorded on trade date at cost. Changes in fair value are reflected in the Company’s statement of operations. U.S Treasury bills trade at a discount to par with the difference between proceeds received upon maturity and purchase price recognized as interest income in the Company’s statement of operations. Interest income on U.S Treasury notes and bonds is accrued based on the outstanding principal amount of those investments and their contractual terms.  Premiums and discounts associated with the purchase of the U.S. Treasury notes and bonds are amortized into interest income over the projected lives of the securities using the interest method.

Mortgage-Backed Securities and Agency Debentures - The Company invests primarily in mortgage pass-through certificates, collateralized mortgage obligations and other mortgage-backed securities representing interests in or obligations backed by pools of mortgage loans, and certificates guaranteed by the Government National Mortgage Association (“Ginnie Mae”) , the Federal Home Loan Mortgage Corporation (“Freddie Mac”) or the Federal National Mortgage Association (“Fannie Mae”) (collectively, “Mortgage-Backed Securities”).  The Company also invests in agency debentures issued by Federal Home Loan Bank (“FHLB”), Freddie Mac, and Fannie Mae.  The Mortgage-Backed Securities and agency debentures are collectively referred to herein as “Investment Securities.”

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

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  The Company determines if it (1) has the intent to sell the Investment Securities, (2) is more likely than not that it will be required to sell the securities before recovery, or (3) does not expect to recover the entire amortized cost basis of the Investment Securities.  Further, the security is analyzed for credit loss (the difference between the present value of cash flows expected to be collected and the amortized cost basis).  The credit loss, if any, will then be recognized in the statement of earnings, while the balance of impairment related to other factors will be recognized in other comprehensive income (“OCI”).  There were no losses on other-than-temporarily impaired securities for the quarters and six months ended June 30, 2010 and 2009.

The estimated fair value of Investment Securities, available-for-sale equity securities, U.S Treasury securities, receivable from prime broker, interest rate swaps, and futures and options contracts is equal to their carrying value presented in the consolidated statements of financial condition.  Cash and cash equivalents, reverse repurchase agreements, securities borrowed, receivable for Mortgage-Backed Securities sold, accrued interest and dividends receivable, receivable for advisory and service fees, repurchase agreements with maturities shorter than one year, payable for Investment Securities purchased, securities loaned, dividends payable, accounts payable and other liabilities, and accrued interest payable, generally approximates fair value at June 30, 2010 due to the short term nature of these financial instruments.  The estimated fair value of long term structured repurchase agreements is reflected in Note 9 to the financial statements.

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

RCap enters into U.S Treasury, Eurodollar, and federal funds futures and options contracts for speculative or hedging purposes. RCap maintains a margin account which is settled daily with futures and options commission merchants. Changes in the unrealized gains or losses on the futures and options contracts are reflected in the Company’s statement of operations.

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

Market Risk - Weakness in the mortgage market could adversely affect one or more of the Company’s lenders and could cause one or more of the Company’s lenders to be unwilling or unable to provide additional financing.  This could potentially increase the Company’s financing costs and reduce liquidity.  If one or more major market participants fails, it could negatively impact the marketability of all fixed income securities, including government mortgage securities.  This could negatively impact the value of the securities in the Company’s portfolio, thus reducing its net book value.  Furthermore, if many of the Company’s lenders are unwilling or unable to provide additional financing, the Company could be forced to sell its Investment Securities at an inopportune time when prices are depressed. The Company does not anticipate having difficulty converting its assets to cash or extending financing terms due to the fact that its Investment Securities have an actual or implied “AAA” rating and principal payment is guaranteed by Freddie Mac, Fannie Mae, or Ginnie Mae.

Repurchase Agreements - The Company finances the acquisition of its Investment Securities through the use of repurchase agreements.  Repurchase agreements are treated as collateralized financing transactions and are carried at their contractual amounts, including accrued interest, as specified in the respective agreements.   Reverse repurchase agreements and repurchase agreements with the same counterparty and the same maturity are presented net in the statement of financial condition when the terms of the agreements permit netting.

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

Income Taxes - The Company has elected to be taxed as a REIT and intends to comply with the provisions of the Internal Revenue Code of 1986, as amended (the “Code”), with respect thereto.  Accordingly, the Company will not be subjected to federal income tax to the extent of its distributions to shareholders and as long as certain asset, income and stock ownership tests are met.  The Company and each of its subsidiaries, FIDAC, Merganser and RCap have made separate joint elections to treat the subsidiaries as taxable REIT subsidiaries.  As such, each of the taxable REIT subsidiaries are taxable as a domestic C corporation and subject to federal, state, and local income taxes based upon its taxable income.

Use of Estimates - The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  All assets classified as available-for-sale and interest rate swaps are reported at their estimated fair value, based on market prices.  The Company’s policy is to obtain fair values from one or more independent sources.  Fair values from independent sources are compared to internal prices for reasonableness.  Actual results could differ from those estimates.

Goodwill and Intangible Assets - The Company’s acquisitions of FIDAC and Merganser were accounted for using the purchase method.  Under the purchase method, net assets and results of operations of acquired companies are included in the consolidated financial statements from the date of acquisition. In addition, the costs of FIDAC and Merganser were allocated to the assets acquired, including identifiable intangible assets, and the liabilities assumed based on their estimated fair values at the date of acquisition. The excess of purchase price over the fair value of the net assets acquired was recognized as goodwill.  Goodwill and intangible assets are periodically (but not less frequently than annually) reviewed for potential impairment.  Intangible assets with an estimated useful life are expected to amortize over a 10.2 year weighted average time period.  During the quarters and six months ended June 30, 2010, and 2009, there were no impairment losses.

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

Assets

Receivables (ASC 310)

In July 2010, the FASB released ASU 2010-20, which addresses disclosures about the credit quality of financing receivables and the allowance for credit losses.  The purpose of this update is to provide greater transparency regarding the allowance for credit losses and the credit quality of financing receivables as well as to assist in the assessment of credit risk exposures and evaluation of the adequacy of allowances for credit losses.   Additional disclosures must be provided on a disaggregated basis.  The update defines two levels of disaggregation – portfolio segment and class of financing receivable.  Additionally, the update requires disclosure of credit quality indicators, past due information and modifications of financing receivables.   The update is not applicable to mortgage banking activities (loans originated or purchased for resale to investors); derivative instruments such as repurchase agreements; debt securities;  a transferor’s interest in securitization transactions accounted for as sales under ASC 860; and purchased beneficial interests in securitized financial assets.  This update is effective for the Company for interim or annual periods ending on or after December 15, 2010.  This update will have no material effect on the Company’s consolidated financial statements.

Investments in Debt and Equity Securities (ASC 320)

New guidance was provided to make impairment guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments (“OTTI”) on debt and equity securities in financial statements.  This guidance was also the result of the Securities and Exchange Commission (“SEC”) mark-to-market study mandated under the Emergency Economic Stabilization Act of 2008 (“EESA”).  The SEC’s recommendation was to “evaluate the need for modifications (or the elimination) of current OTTI guidance to provide for a more uniform system of impairment testing standards for financial instruments.”  The guidance revises the OTTI evaluation methodology.  Previously the analytical focus was on whether the company had the “intent and ability to retain its investment in the debt security for a period of time sufficient to allow for any anticipated recovery in fair value.”   Now the focus is on whether the company (1) has the intent to sell the security, (2) is more likely than not that it will be required to sell the security before recovery, or (3) does not expect to recover the entire amortized cost basis of security.  Further, the security is analyzed for credit loss, (the difference between the present value of cash flows expected to be collected and the amortized cost basis).  The credit loss, if any, will then be recognized in the statement of operations, while the balance of impairment related to other factors will be recognized in Other Comprehensive Income (OCI).  This guidance became effective for all of the Company’s interim and annual reporting periods ending June 30, 2009 with early adoption permitted for periods ending March 31, 2009 and the Company decided to early adopt.  For the quarters and six months ended June 30, 2010 and 2009, the Company did not have unrealized losses in Investment Securities that were deemed other-than-temporary.

Broad Transactions

Business Combinations (ASC 805)

This guidance establishes principles and requirements for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any noncontrolling interest in a business combination at their fair value at acquisition date.  ASC 805 alters the treatment of acquisition-related costs, business combinations achieved in stages (referred to as a step acquisition), the treatment of gains from a bargain purchase, the recognition of contingencies in business combinations, the treatment of in-process research and development in a business combination as well as the treatment of recognizable deferred tax benefits.  ASC 805 is effective for business combinations closed in fiscal years beginning after December 15, 2008 and is applicable to business acquisitions completed after January 1, 2009.  The Company did not make any business acquisitions during the quarter and six months ended June 30, 2010. The adoption of ASC 805 did not have a material impact on the Company’s consolidated financial statements.

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

2.     MORTGAGE-BACKED SECURITIES

The following tables present the Company’s available-for-sale Mortgage-Backed Securities portfolio as of June 30, 2010 and December 31, 2009 which were carried at their fair value:

June 30, 2010	Federal Home Loan Mortgage Corporation	Federal National Mortgage Association	Government National Mortgage Association	Total Mortgage- Backed Securities
	(dollars in thousands)
Mortgage-Backed
Securities, gross	$18,823,208	$45,353,135	$870,320	$65,046,663
Unamortized discount	(14,127)	(20,275)	-	(34,402)
Unamortized premium	391,153	1,458,851	27,335	1,877,339
Amortized cost	19,200,234	46,791,711	897,655	66,889,600

Gross unrealized gains	820,945	1,731,242	38,049	2,590,236
Gross unrealized losses	(2,465)	(54,971)	-	(57,436)

Estimated fair value	$20,018,714	$48,467,982	$935,704	$69,422,400

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(dollars in thousands)

Adjustable rate	$12,726,798	$517,604	$(3,156)	$13,241,246

Fixed rate	54,162,802	2,072,632	(54,280)	56,181,154

Total	$66,889,600	$2,590,236	$(57,436)	$69,422,400

December 31, 2009	Federal Home Loan Mortgage Corporation	Federal National Mortgage Association	Government National Mortgage Association	Total Mortgage- Backed Securities
	(dollars in thousands)
Mortgage-Backed
Securities, gross	$18,973,616	$41,836,554	$779,109	$61,589,279
Unamortized discount	(20,210)	(28,167)	-	(48,377)
Unamortized premium	301,700	974,861	20,382	1,296,943
Amortized cost	19,255,106	42,783,248	799,491	62,837,845

Gross unrealized gains	717,749	1,318,066	21,944	2,057,759
Gross unrealized losses	(27,368)	(61,739)	(772)	(89,879)

Estimated fair value	$19,945,487	$44,039,575	$820,663	$64,805,725

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(dollars in thousands)
Adjustable rate	$16,345,988	$513,820	$(68,488)	$16,791,320

Fixed rate	46,491,857	1,543,939	(21,391)	48,014,405

Total	$62, 837,845	$2,057,759	$(89,879)	$64,805,725

Actual maturities of Mortgage-Backed Securities are generally shorter than stated contractual maturities because actual maturities of Mortgage-Backed Securities are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.  The following table summarizes the Company’s Mortgage-Backed Securities on June 30, 2010 and December 31, 2009, according to their estimated weighted-average life classifications:

	June 30, 2010		December 31, 2009
Weighted-Average Life	Fair Value	Amortized Cost	Fair Value	Amortized Cost
	(dollars in thousands)

Less than one year	$11,316,310	$10,775,964	$2,796,707	$2,762,873
Greater than one year and less than five years	49,596,437	47,764,180	55,780,372	54,070,493
Greater than or equal to five years	8,509,653	8,349,456	6,228,646	6,004,479

Total	$69,422,400	$66,889,600	$64,805,725	$62,837,845

The weighted-average lives of the Mortgage-Backed Securities at June 30, 2010 and December 31, 2009 in the table above are based upon data provided through subscription-based financial information services, assuming constant principal prepayment rates to the reset date of each security.  The prepayment model considers current yield, forward yield, steepness of the yield curve, current mortgage rates, mortgage rate of the outstanding loans, loan age, margin and volatility.  The actual weighted average lives of the Mortgage-Backed Securities could be longer or shorter than estimated.

The following table presents the gross unrealized losses, and estimated fair value of the Company’s Mortgage-Backed Securities by length of time that such securities have been in a continuous unrealized loss position at June 30, 2010 and December 31, 2009.

	Unrealized Loss Position For: (dollars in thousands)
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

June 30, 2010	$1,988,626	$(54,405)	$657,910	$(3,031)	$2,646,536	$(57,436)

December 31, 2009	$4,818,239	$(22,869)	$2,802,920	$(67,010)	$7,621,159	$(89,879)

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

During the quarter and six months ended June 30, 2010, the Company sold $1.4 billion and $3.0 billion of Mortgage-Backed Securities, resulting in a realized gain of $37.8 million and $84.8 million, respectively.  During the quarter and six months ended June 30, 2009, the Company sold $524.2 million and $1.4 billion of Mortgage-Backed Securities, resulting in a realized gain of $2.4 million and $7.4 million, respectively.

3.     AGENCY DEBENTURES

At June 30, 2010, the Company owned agency debentures with a carrying value of $2.4 billion, including an unrealized gain of $30.1 million.  At December 31, 2009, the Company owned agency debentures with a carrying value of $915.8 million including an unrealized loss of $3.0 million.

During the quarter and six months ended June 30, 2010, the Company sold $512.6 million of agency debentures, resulting in a realized gain of $1.2 million.

4.     AVAILABLE FOR SALE EQUITY SECURITIES

All of the available-for-sale equity securities are shares of Chimera and are reported at fair value.  The Company owned approximately 45.0 million shares of Chimera at a fair value of approximately $162.4 million at June 30, 2010 and approximately 45.0 million shares of Chimera at fair value of approximately $174.5 million at December 31, 2009.  At June 30, 2010 and December 31, 2009, the investment in Chimera had an unrealized gain of $23.5 million and $35.7 million, respectively.  Chimera is externally managed by FIDAC pursuant to a management agreement.

5.     INVESTMENT IN AFFILIATE, EQUITY METHOD

The Company owns approximately 25% of CreXus and accounts for its investment using the equity method.  CreXus is externally managed by FIDAC pursuant to a management agreement.  The quoted fair value of the Company’s investment in CreXus was $56.3 and $63.2 million at June 30, 2010 and December 31, 2009, respectively.

6.     REVERSE REPURCHASE AGREEMENTS

At June 30, 2010, the Company did not have any amounts outstanding under its reverse repurchase agreement with Chimera.  At  December 31, 2009, the Company had lent $259.0 million to Chimera in a reverse repurchase agreement which was callable weekly.  This amount is included in the principal amount which approximates fair value in the Company’s Statements of Financial Condition.  The interest rate at December 31, 2009 was at the rate of 1.72%.  The collateral for this loan was mortgage-backed securities with a fair value of $314.3 million at December 31, 2009.

At June 30, 2010, RCap, in its ordinary course of business, financed through matched reverse repurchase agreements, at market rates, $82.7 million for a fund that is managed by FIDAC pursuant to a management agreement.  At June 30, 2010, RCap had outstanding reverse repurchase agreements with non-affiliates of $226.1 million. At December 31, 2009, RCap, in its ordinary course of business, financed through matched reverse repurchase agreements, at market rates, $69.7 million for a fund that is managed by FIDAC pursuant to a management agreement.  At December 31, 2009, RCap had an outstanding reverse repurchase agreement with a non-affiliate of $425.0 million.

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

Certain of the fund’s assets subject to the CRA are held directly at LBIE and the Company has valued such assets in accordance with the valuation date set forth in the CRA and the pricing information provided to the Company by LBIE.  The valuation date with respect to these assets as set forth in the CRA is September 19, 2008.

Certain of the fund’s assets subject to the CRA are not held directly at LBIE and are believed to be held at affiliates of LBIE.  Given the great degree of uncertainty as to the status of the fund’s assets that are not directly held by LBIE and are believed to be held at affiliates of LBIE, the Company has valued such assets at an 80% discount, or $3.3 million.  The value of the net assets that are not directly held by LBIE and are believed to be held at affiliates of LBIE is determined on the basis of the best information available to us from time to time, legal and professional advice obtained for the purpose of determining the rights, and on the basis of a number of assumptions which we believe to be reasonable.

The Company can provide no assurance, however, that it will recover all or any portion of any of the net assets of the  fund following completion of LBIE’s administration (and any subsequent liquidation).

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

Available for sale equity securities, U.S. Treasury securities, and futures and options contracts are valued based on quoted prices (unadjusted) in an active market.  Mortgage-Backed Securities and interest rate swaps are valued using quoted prices for similar assets and dealer quotes.  The dealer will incorporate common market pricing methods, including a spread measurement to the Treasury curve or interest rate swap curve as well as underlying characteristics of the particular security including coupon, periodic and life caps, rate reset period and expected life of the security.  Management ensures that current market conditions are represented.  Management compares similar market transactions and comparisons to a pricing model.  The Company’s Investment Securities’ characteristics are as follows:

	Weighted Average Coupon on Fixed Rate Securities	Weighted Average Coupon on Adjustable Rate Securities	Weighted Average Yield on Fixed Rate Securities	Weighted Average Yield on Adjustable Rate Securities	Weighted Average Lifetime Cap on Adjustable Rate Securities	Weighted Average Term to Next Adjustment on Adjustable Rate Securities

At June 30, 2010	5.35%	4.36%	4.40%	3.21%	10.00%	33 months

At December 31, 2009	5.78%	4.55%	4.95%	3.23%	10.09%	33 months

The Company’s financial assets and liabilities carried at fair value on a recurring basis are valued as follows:

	Level 1	Level 2	Level 3
At June 30, 2010	(dollars in thousands)
Assets:
Mortgage-Backed Securities	$-	$69,422,400	-
Agency debentures	-	2,390,429	-
Available for sale equity securities	162,388	-	-
U.S. Treasury securities	87,352	-	-
Liabilities:
Interest rate swaps	-	1,174,788	-
U.S. Treasury securities sold, not yet purchased	26,207	-	-
Derivative contracts	216	-	-

At December 31, 2009
Assets:
Mortgage-Backed Securities	$-	$64,805,725	-
Agency debentures	-	915,752	-
Available for sale equity securities	174,533	-	-
Interest rate swaps	-	5,417	-
Liabilities:
Interest rate swaps	-	533,362	-

The classification of assets and liabilities by level remains unchanged at June 30, 2010, when compared to the previous quarter.

9.     REPURCHASE AGREEMENTS

The Company had outstanding $56.4 billion and $54.6 billion of repurchase agreements with weighted average borrowing rates of 2.09% and 2.11%, after giving effect to the Company’s interest rate swaps, and weighted average remaining maturities of 163 days and 170 days as of June 30, 2010 and December 31, 2009, respectively.  Investment Securities pledged as collateral under these repurchase agreements and interest rate swaps had an estimated fair value of $60.7 billion at June 30, 2010 and $57.9 billion at December 31, 2009.

At June 30, 2010 and December 31, 2009, the repurchase agreements had the following remaining maturities:

	June 30, 2010	December 31, 2009
	(dollars in thousands)
1 day	$6,686,939	$-
2 to 29 days	24,017,921	38,341,206
30 to 59 days	7,962,229	7,163,255
60 to 89 days	3,027,459	192,005
90 to 119 days	3,686,542	139,966
Over 120 days	11,005,745	8,761,696
Total	$56,386,835	$54,598,128

The Company did not have an amount at risk greater than 10% of the equity of the Company with any counterparty as of June 30, 2010 or December 31, 2009.

The Company has entered into structured term repurchase agreements which provide the counterparty with the right to call the balance prior to maturity date.  These repurchase agreements totaled $7.0 billion and the fair value of the option to call was ($378.2 million) at June 30, 2010.  The repurchase agreements totaled $7.0 billion and the fair value of the option to call was ($352.4 million) at December 31, 2009.  Management has determined that the call option is not required to be bifurcated as it is deemed clearly and closely related to the debt instrument, therefore the fair value of the option is not recorded in the consolidated financial statements.

The structured term repurchase agreements are modeled and priced such that the Company pays fixed interest rates to the counterparty and receives floating interest rates. The counterparty has the option to cancel the swap after an initial lockout period. Therefore the structured repurchase agreements are priced as a combination of an interest rate swap with an embedded call option.

Additionally, as of June 30, 2010 the Company has entered into a repurchase agreement with a term of over one year.  The amount of the repurchase agreement is $300 million and it has an estimated fair value of ($8.0 million).

The Company reports cash flows from repurchase agreements as financing activities in the Statements of Cash Flows.  RCap reports cash flows from repurchase agreements as operating activities in the Statements of Cash Flows.

10.  DERIVATIVE INSTRUMENTS

In connection with the Company’s interest rate risk management strategy, the Company economically hedges a portion of its interest rate risk by entering into derivative financial instrument contracts.  As of June 30, 2010, such instruments are comprised of interest rate swaps, which in effect modify the cash flows on repurchase agreements.  The use of interest rate swaps creates exposure to credit risk relating to potential losses that could be recognized if the counterparties to these instruments fail to perform their obligations under the contracts.  In the event of a default by the counterparty, the Company could have difficulty obtaining its Mortgage-Backed Securities pledged as collateral for swaps.  The Company does not anticipate any defaults by its counterparties.

The Company’s swaps are used to lock in the fixed rate related to a portion of its current and anticipated future 30-day term repurchase agreements.

In connection with RCap’s proprietary trading activities, it has entered into U.S. Treasury, Eurodollar, and federal funds futures and options contracts for speculative or hedging purposes. RCap invests in futures and options contracts for economic hedging purposes to reduce exposure to changes in yields of its U.S Treasury securities and for speculative purposes to achieve capital appreciation.  The use of futures and options contracts creates exposure to credit risk relating to potential losses that could be recognized if the counterparties to these instruments fail to perform their obligations under the contracts.  This risk is minimized through RCap trading as a customer of an appropriately licensed futures and options broker dealer.

The location and fair value of derivative instruments reported in the Consolidated Statement of Financial Condition as of June 30, 2010 and December 31, 2009 are as follows:

	Location on Statement of Financial Condition	Notional Amount	Net Estimated Fair Value/Carrying Value
	(dollars in thousands)
Interest rate swaps
June 30, 2010	Liabilities	$25,458,250	$(1,174,788)
June 30, 2010	Assets	-	-
December 31, 2009	Liabilities	$18,823,300	$533,362
December 31, 2009	Assets	$2,700,000	$5,417

	Location on Statement of Financial Condition	Number of Contracts	Net Estimated Fair Value/Carrying Value
	(dollars in thousands)
Other derivative contracts
June 30, 2010	Liabilities	2,726	$216
June 30, 2010	Assets	-	-

The effect of derivatives on the Statement of Operations and Comprehensive Income is as follows:

	Interest Expense	Unrealized Gain (Loss)
	(dollars in thousands)
Interest rate swaps
For the Quarter Ended June 30, 2010	$175,535	$(593,038)
For the Quarter Ended June 30, 2009	$175,080	$230,207
For the Six Months Ended June 30, 2010	$356,373	$(709,770)
For the Six Months Ended June 30, 2009	$351,639	$265,752

Other derivative contracts
For the Quarter Ended June 30, 2010	$-	$(216)
For the Six Months Ended June 30, 2010	$-	$(216)

The weighted average pay rate on the Company’s interest rate swaps at June 30, 2010 was 3.48% and the weighted average receive rate was 0.38%.  The weighted average pay rate at June 30, 2009 was 4.20% and the weighted average receive rate was 0.38%.

11.  CONVERTIBLE SENIOR NOTES

During the six months ended June 30, 2010, Company issued $600.0 million in aggregate principal amount of its 4% convertible senior notes due 2015 (“Convertible Senior Notes”) for net proceeds following underwriting expenses of approximately $582.0 million.  Interest on the Convertible Senior Notes is paid semi-annually at a rate of 4% per year and the Convertible Senior Notes will mature on February 15, 2015 unless earlier repurchased or converted.  The Convertible Senior Notes are convertible into shares of Common Stock at an initial conversion rate and conversion rate at June 30, 2010 of 46.6070 and 50.2726 shares of Common Stock per $1,000 principal amount of Convertible Senior Notes, which is equivalent to an initial conversion price of approximately $21.4560 and a conversion price of June 30, 2010 of approximately $19.8915 per share of Common Stock, subject to adjustment in certain circumstances.

12.  PREFERRED STOCK AND COMMON STOCK

(A) Common Stock Issuances

During the quarter and six months ended June 30, 2010, 57,000 and 148,000 options were exercised under the Long-Term Stock Incentive Plan, or Incentive Plan, for an aggregate exercise price of $753,000 and $1.8 million, respectively.

During the six months ended June 30, 2010, 645 shares of Series B Preferred Stock were converted into 1,511 shares of common stock. There were no conversions of Series B Preferred Stock into shares of common stock during the quarter ended June 30, 2010.

During the quarter and six months ended June 30, 2010, the Company raised $640,000 and $116.2 million by issuing 38,000 and 6.5 million shares, through the Direct Purchase and Dividend Reinvestment Program.

During the year ended December 31, 2009, 423,160 options were exercised under the Incentive Plan for an aggregate exercise price of $4.9 million.  During the year ended December 31, 2009, 7,550 shares of restricted stock were issued under the Incentive Plan.

During the year ended December 31, 2009, 1.4 million shares of Series B Preferred Stock were converted into 2.8 million shares of common stock.

During the year ended December 31, 2009, the Company raised $141.8 million by issuing 8.4 million shares, through the Direct Purchase and Dividend Reinvestment Program.

(B) Preferred Stock

At June 30, 2010 and December 31, 2009, the Company had issued and outstanding 7,412,500 shares of Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”), with a par value $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The Series A Preferred Stock must be paid a dividend at a rate of 7.875% per year on the $25.00 liquidation preference before the common stock is entitled to receive any dividends. The Series A Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not declared) exclusively at the Company's option commencing on April 5, 2009 (subject to the Company's right under limited circumstances to redeem the Series A Preferred Stock earlier in order to preserve its qualification as a REIT). The Series A Preferred Stock is senior to the Company's common stock and is on parity with the Series B Preferred Stock with respect to dividends and distributions, including distributions upon liquidation, dissolution or winding up. The Series A Preferred Stock generally does not have any voting rights, except if the Company fails to pay dividends on the Series A Preferred Stock for six or more quarterly periods (whether or not consecutive). Under such circumstances, the Series A Preferred Stock, together with the Series B Preferred Stock, will be entitled to vote to elect two additional directors to the Board, until all unpaid dividends have been paid or declared and set apart for payment. In addition, certain material and adverse changes to the terms of the Series A Preferred Stock cannot be made without the affirmative vote of holders of at least two-thirds of the outstanding shares of Series A Preferred Stock and Series B Preferred Stock. Through June 30, 2010, the Company had declared and paid all required quarterly dividends on the Series A Preferred Stock.

At June 30, 2010 and December 31, 2009, the Company had issued and outstanding 2,603,969 and 2,604,614 shares, respectively, of Series B Cumulative Convertible Preferred Stock (“Series B Preferred Stock”), with a par value $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The Series B Preferred Stock must be paid a dividend at a rate of 6% per year on the $25.00 liquidation preference before the common stock is entitled to receive any dividends.

The Series B Preferred Stock is not redeemable. The Series B Preferred Stock is convertible into shares of common stock at a conversion rate that adjusts from time to time upon the occurrence of certain events, including if the Company distributes to its common shareholders in any calendar quarter cash dividends in excess of $0.11 per share. Initially, the conversion rate was 1.7730 shares of common shares per $25 liquidation preference.   At June 30, 2010 and December 31, 2009, the conversion ratio was 2.4925 and 2.3449 shares of common stock per $25 liquidation preference, respectively.  Commencing April 5, 2011, the Company has the right in certain circumstances to convert each Series B Preferred Stock into a number of common shares based upon the then prevailing conversion rate. The Series B Preferred Stock is also convertible into common shares at the option of the Series B preferred shareholder at anytime at the then prevailing conversion rate. The Series B Preferred Stock is senior to the Company's common stock and is on parity with the Series A Preferred Stock with respect to dividends and distributions, including distributions upon liquidation, dissolution or winding up. The Series B Preferred Stock generally does not have any voting rights, except if the Company fails to pay dividends on the Series B Preferred Stock for six or more quarterly periods (whether or not consecutive). Under such circumstances, the Series B Preferred Stock, together with the Series A Preferred Stock, will be entitled to vote to elect two additional directors to the Board, until all unpaid dividends have been paid or declared and set apart for payment. In addition, certain material and adverse changes to the terms of the Series B Preferred Stock cannot be made without the affirmative vote of holders of at least two-thirds of the outstanding shares of Series B Preferred Stock and Series A Preferred Stock. Through June 30, 2010, the Company had declared and paid all required quarterly dividends on the Series B Preferred Stock.  During the six months ended June 30, 2010, 645 shares of Series B Preferred Stock were converted into 1,511 shares of common stock.  There were no conversions of Series B Preferred Stock into shares of common stock during the quarter ended June 30, 2010.  During the year ended December 31, 2009, 1.4 million shares of Series B Preferred Stock were converted into 2.8 million shares of common stock.

(C) Distributions to Shareholders

During the quarter and six months ended June 30, 2010, the Company declared dividends to common shareholders totaling $380.6 million or $0.68 per share and $744.4 million or $1.33 per share, respectively, of which $380.6 million was paid to shareholders on July 29, 2010.  During the quarter and six months ended June 30, 2010, the Company declared dividends to Series A Preferred shareholders totaling approximately $3.6 million or $0.492188 per share and $7.3 million or $0.9844 per share and Series B shareholders totaling approximately $976,000 or $0.375 per share and $2.0 million or $0.75, respectively.

During the quarter and six months ended June 30, 2009, the Company declared dividends to common shareholders totaling $326.6 million or $0.60 per share and $598.8 million or $1.10 per share, respectively, which were paid to shareholders on July 29, 2009.  During the quarter and six months ended June 30, 2009, the Company declared dividends to Series A Preferred shareholders totaling approximately $3.6 million or $0.492188 per share and $7.3 million or $0.9844, and Series B shareholders totaling approximately $977,000 or $0.375 per share and $2.0 million or $0.75 per share, respectively.

13.  NET INCOME PER COMMON SHARE

The following table presents a reconciliation of the net income and shares used in calculating basic and diluted earnings per share for the quarters and six months ended June 30, 2010 and 2009.

	For the Quarters Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Net ( loss) income (related) attributable to controlling interest	$(218,229)	$597,054	$62,836	$946,947
Less: Preferred stock dividends	4,625	4,625	9,250	9,251
Net income available to common shareholders, prior to adjustment for Series B dividends and Convertible Senior Notes interest, if necessary	$(222,854)	$592,429	$53,586	$937,696
Add: Preferred Series B dividends, if Series B shares are dilutive	-	977	-	1,955
Add: Convertible Senior Notes interest, if Convertible Senior Notes are dilutive	-	-	-	-
Net income available to common shareholders, as adjusted	$(222,854)	$593,406	$53,586	$939,651
Weighted average shares of common stock outstanding-basic	559,701	544,345	557,360	543,628
Add: Effect of dilutive stock options and	-	38	58	50
Series B Cumulative Convertible Preferred Stock	-	5,717	-	5,717
Convertible Senior Notes	-	-	-	-
Weighted average shares of common stock outstanding-diluted	559,701	550,100	557,418	549,395

Options to purchase 1.8 million and 1.1 million shares of common stock were outstanding and considered anti-dilutive as their exercise price exceeded the average stock price for the quarter and six months ended June 30, 2010, respectively.  Options to purchase 4.5 million and 4.5 million shares of common stock were outstanding and considered anti-dilutive as their exercise price exceeded the average stock price for the quarter and six months ended June 30, 2009, respectively.

14.  LONG-TERM STOCK INCENTIVE PLAN

The Company has adopted a long term stock incentive plan for executive officers, key employees and non-employee directors (the “Incentive Plan”).  The Incentive Plan authorized the Compensation Committee of the board of directors to grant awards, including non-qualified options as well as incentive stock options as defined under Section 422 of the Code.  The Incentive Plan authorized the granting of options or other awards for an aggregate of the greater of 500,000 shares or 9.5% of the diluted outstanding shares of the Company’s common stock, up to ceiling of 8,932,921 shares.  No further awards will be made under the Incentive Plan, although existing awards will remain effective.  Stock options were issued at the current market price on the date of grant, subject to an immediate or four year vesting in four equal installments with a contractual term of 5 or 10 years.  The grant date fair value is calculated using the Black-Scholes option valuation model.

	For the Six Months Ended
	June 30, 2010		June 30, 2009
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding at the beginning of period	7,271,503	$15.20	5,180,164	$15.87
Granted	-	-	2,537,000	13.26
Exercised	(147,579)	12.27	(64,262)	11.24
Forfeited	(7,725)	15.30	(10,000)	15.61
Expired	(6,250)	18.26	(11,250)	17.32
Options outstanding at the end of period	7,109,949	$15.26	7,631,652	$15.04
Options exercisable at the end of period	3,779,524	$16.01	2,229,577	$16.13

The weighted average remaining contractual term was approximately 7.1 years for stock options outstanding and approximately 6.0 years for stock options exercisable as of June 30, 2010.  As of June 30, 2010, there was approximately $11.2 million of total unrecognized compensation cost related to nonvested share-based compensation awards.  That cost is expected to be recognized over a weighted average period of 2.5 years.

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

On May 27, 2010, at the 2010 Annual Meeting of Stockholders of the Company, the stockholders approved the 2010 Equity Incentive Plan.  The 2010 Equity Incentive Plan authorizes the Compensation Committee of the board of directors to grant options, stock appreciation rights, dividend equivalent rights, or other share-based award, including restricted shares up to an aggregate of 25,000,000 shares, subject to adjustments as provided in the 2010 Equity Incentive Plan.  On June 28, 2010, the Company granted to each non-management director of the Company options to purchase 1,250 shares of the Company’s common stock under the 2010 Equity Incentive Plan.  The stock options were issued at the current market price on the date of grant and immediately vested with a contractual term of 5 years.  The grant date fair value is calculated using the Black-Scholes option valuation model.

	For the Six Months Ended
	June 30, 2010		June 30, 2009
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding at the beginning of period	-	-	-	-
Granted	7,500	$17.24	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Options outstanding at the end of period	7,500	$17.24	-	-
Options exercisable at the end of period	7,500	$17.24	-	-

15.  INCOME TAXES

As a REIT, the Company is not subject to federal income tax on earnings distributed to its shareholders. Most states recognize REIT status as well. The Company has decided to distribute the majority of its income and retain a portion of the permanent difference between book and taxable income arising from Section 162(m) of the Code pertaining to employee remuneration.

During the quarter and six months ended June 30, 2010, the Company’s taxable REIT subsidiaries recorded $1.7 million and $3.0 million, respectively, of income tax expense for income attributable to those subsidiaries, and the portion of earnings retained based on Code Section 162(m) limitations.  During the quarter and six months ended June 30, 2010, the Company recorded $7.1 million and $13.2 million, respectively, of income tax expense for a portion of earnings retained based on Section 162(m) limitations.  The effective tax rate was 51% for the six months ended June 30, 2010.

During the quarter and six months ended June 30, 2009, the Company’s taxable REIT subsidiaries recorded $1.6 million and $2.1 million, respectively, of income tax expense for income attributable to those subsidiaries, and the portion of earnings retained based on Code Section 162(m) limitations.  During the quarter and six months ended June 30, 2009, the Company recorded $6.2 million and 12.1 million, respectively, of income tax expense for a portion of earnings retained based on Section 162(m) limitations.  The effective tax rate was 54% for the six months ended June 30, 2009.

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

 16.  LEASE COMMITMENTS AND CONTINGENCIES

The Company amended its lease to increase the amount of space it leases and extended it to December 2015.  Merganser has a non-cancelable lease for office space, which commenced on May 2003 and expires in May 2014.  Merganser subleases a portion of its leased space to a subtenant.  The Company’s aggregate future minimum lease payments total $8.8 million.   The following table details the lease payments.

Year Ending December	Lease Commitment	Sublease Income	Net Amount
	(dollars in thousands)
2010 (remaining)	$1,050	$85	$965
2011	2,120	169	1,951
2012	2,130	70	2,060
2013	2,170	-	2,170
2014	1,677	-	1,677
	$9,147	$324	$8,823

From time to time, the Company is involved in various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company’s consolidated financial statements and therefore no accrual is required as of June 30, 2010 and December 31, 2009.

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

The Company seeks to manage the extent to which net income changes as a function of changes in interest rates by matching adjustable-rate assets with variable-rate borrowings.  The Company may seek to mitigate the potential impact on net income of periodic and lifetime coupon adjustment restrictions in the portfolio of Investment Securities by entering into interest rate agreements such as interest rate caps and interest rate swaps. As of June 30, 2010 and December 31, 2009  the Company entered into interest rate swaps to pay a fixed rate and receive a floating rate of interest, with a total notional amount of $25.5 billion and $21.5 billion, respectively.

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

18.  RELATED PARTY TRANSACTIONS

At June 30, 2010, the Company had $14.3 billion of repurchase agreements outstanding with RCap.  The weighted average interest rate is 0.35% and the terms are one to two months.  These agreements are collateralized by agency Mortgage Backed Securities, with an estimated market value of  $14.9 billion. For the quarter ended June 30, 2010, RCap earned $11.1 million in interest income from the Company.

At December 31, 2009, the Company had lent $259.0 million to Chimera in a reverse repurchase agreement which was callable weekly.  This amount is included in the principal amount which approximates fair value in the Company’s Statement of Financial Condition.  The interest rate at December 31, 2009 was at the rate of 1.72%.

On April 15, 2009, the Company purchased approximately 25.0 million shares of Chimera common stock at a price of $3.00 for aggregate proceeds of approximately $74.9 million.  On May 27, 2009, the Company purchased approximately 4.7 million shares of Chimera common stock at a price of $3.22 for aggregate proceeds of approximately $15.2 million.  Chimera is managed by FIDAC, and the Company owed approximately 5.1% of Chimera's common stock at June 30, 2010.

On September 22, 2009, the Company acquired 4,527,778 shares of CreXus Investment Corp. (“CreXus”) common stock at a price of $15.00 per share.  The Company owns approximately 25% of CreXus and accounts for its investment using the equity method.

RCap acted as a book-running manager in Chimera’s underwritten public offering of 115 million shares of its common stock.  RCap recognized net income from the underwriting of $500,000.

19.  REGULATORY REQUIREMENTS

RCap is subject to regulations of the securities business that include but are not limited to trade practices, use and safekeeping of funds and securities, capital structure, recordkeeping, and conduct of directors, officers and employees.

As a self clearing, registered broker dealer, RCap. is subject to the minimum net capital requirements of the Financial Industry Regulatory Authority (“FINRA”).  As of June 30, 2010, RCap had a minimum net capital requirement of $253,000 and would be required to notify FINRA if capital was to fall below the early warning threshold of $304,000.  RCap consistently operates with capital significantly in excess of its regulatory capital requirements. RCap’s regulatory net capital as defined by SEC Rule 15c3-1, as of June 30, 2010 was $176.9 million with excess net capital of $176.6 million.

20.  SUBSEQUENT EVENTS

Subsequent to the end of the second quarter 2010, the Company issued 60 million shares of its common stock in a public offering at a price of $17.46 per share, resulting in aggregate net proceeds to the Company of approximately $1.05 billion before expenses.  The underwriters have an option to purchase a maximum of 9 million additional shares of the Company’s common stock to cover overallotments.  RCap acted as a book-running manager in this public offering.

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

We are primarily engaged in the business of investing, on a leveraged basis, in mortgage pass-through certificates, CMOs and other mortgage-backed securities representing interests in or obligations backed by pools of mortgage loans issued or guaranteed by Federal Home Loan Mortgage Corporation (“Freddie Mac”), Federal National Mortgage Association (“Fannie Mae”) and the Government National Mortgage Association (“Ginnie Mae” and together with Freddie Mac and Fannie Mae the “Agencies”) (collectively, “Mortgage-Backed Securities”).  We also invest in Federal Home Loan Bank (“FHLB”), Freddie Mac and Fannie Mae debentures.  The Mortgage-Backed Securities and agency debentures are collectively referred to herein as “Investment Securities.”

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

The results of our operations are affected by various factors, many of which are beyond our control.  Our results of operations primarily depend on, among other things, our net interest income, the market value of our assets and the supply of and demand for such assets.  Our net interest income, which reflects the amortization of purchase premiums and accretion of discounts, varies primarily as a result of changes in interest rates, borrowing costs and prepayment speeds, the behavior of which involves various risks and uncertainties.  Prepayment speeds, as reflected by the Constant Prepayment Rate, or CPR, and interest rates vary according to the type of investment, conditions in financial markets, competition and other factors, none of which can be predicted with any certainty.  In general, as prepayment speeds on our Mortgage-Backed Securities portfolio increase, related purchase premium amortization increases, thereby reducing the net yield on such assets.  The CPR on our Mortgage-Backed Securities portfolio averaged 32%, and 19% for the quarters ended June 30, 2010 and 2009, respectively.  Since changes in interest rates may significantly affect our activities, our operating results depend, in large part, upon our ability to effectively manage interest rate risks and prepayment risks while maintaining our status as a REIT.

The table below provides quarterly information regarding our average balances, interest income, yield on assets, average repurchase agreement balances, interest expense, cost of funds, net interest income and net interest rate spreads for the quarterly periods presented.

	Average Investment Securities Held (1)	Total Interest Income	Yield on Average Investment Securities	Average Balance of Repurchase Agreements	Interest Expense	Average Cost of Funds	Net Interest Income	Net Interest Rate Spread
(ratios for the quarters have been annualized, dollars in thousands)
Quarter Ended June 30, 2010	$61,952,037	$643,682	4.16%	$56,190,308	$280,242	2.00%	$363,4340	2.16%
Quarter Ended March 31, 2010	$61,983,900	$654,389	4.22%	$55,298,875	$276,509	2.00%	$377,880	2.22%
Quarter Ended December 31, 2009	$62,128,320	$751,663	4.84%	$55,919,885	$286,764	2.05%	$464,899	2.79%
Quarter Ended September 30, 2009	$60,905,025	$744,523	4.89%	$54,914,435	$307,777	2.24%	$436,746	2.65%
Quarter Ended June 30, 2009	$56,420,189	$710,401	5.04%	$50,114,663	$322,596	2.57%	$387,805	2.47%
Quarter Ended March 31, 2009	$54,763,268	$716,015	5.23%	$48,497,444	$378,625	3.12%	$337,390	2.11%
(1) Does not reflect unrealized gains/(losses).

The following table presents the CPR experienced on our Mortgage-Backed Securities portfolio, on an annualized basis, for the quarterly periods presented.

Quarter Ended	CPR
June 30, 2010	32%
March 31, 2010	34%
December 31, 2009	19%
September 30, 2009	21%
June 30, 2009	19%

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

Recent Developments

The credit crisis which commenced in August 2007 appears to have begun to recover through the second quarter of 2010.  During this period of market dislocation, fiscal and monetary policymakers have established new liquidity facilities for primary dealers and commercial banks, reduced short-term interest rates, and passed legislation that is intended to address the challenges of mortgage borrowers and lenders.  This legislation, the Housing and Economic Recovery Act of 2008, seeks to forestall home foreclosures for distressed borrowers and assist communities with foreclosure problems.

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

In addition to FHFA becoming the conservator of Fannie Mae and Freddie Mac, the Treasury and FHFA  entered into Preferred Stock Purchase Agreements (PSPAs) between the Treasury and Fannie Mae and Freddie Mac pursuant to which the Treasury will ensure that each of Fannie Mae and Freddie Mac maintains a positive net worth.  On December 24, 2009, the U.S. Treasury amended the terms of the U.S. Treasury’s  PSPAs with Fannie Mae and Freddie Mac to remove the $200 billion per institution limit established under the PSPAs until the end of 2012.  The U.S. Treasury also amended the PSPAs with respect to the requirements for Fannie Mae and Freddie Mac to reduce their portfolios.

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

In addition, the U.S. Government, the Board of Governors of the Federal Reserve System, or Federal Reserve, and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis.  The Term Asset-Backed Securities Loan Facility, or TALF, was first announced by the U.S. Department of Treasury, or the Treasury, on November 25, 2008, and was expanded in size and scope since its initial announcement.  Under the TALF, the Federal Reserve Bank of New York made non-recourse loans to borrowers to fund their purchase of eligible assets, currently certain asset-backed securities and commercial mortgage-backed securities but not residential mortgage-backed securities.   The Federal Reserve Bank of New York has announced that it stopped accepting applications for credit under the TALF program on June 30, 2010.

In addition, on March 23, 2009 the government announced that the Treasury in conjunction with the Federal Deposit Insurance Corporation, or FDIC, and the Federal Reserve, would create the Public-Private Investment Program, or PPIP.  The PPIP aims to recreate a market for specific illiquid residential and commercial loans and securities through a number of joint public and private investment funds.  The PPIP is designed to draw new private capital into the market for these securities and loans by providing government equity co-investment and attractive public financing.  It is not possible for us to assess how these programs impact our business.

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (or the Dodd-Frank Act).  The Dodd-Frank Act provides for new regulations on financial institutions and creates new supervisory and advisory bodies, including the new Consumer Financial Protection Bureau.  The Dodd-Frank Act tasks many agencies with issuing a variety of new regulations, including rules related to mortgage origination and servicing, securitization and derivatives.  As the Dodd-Frank Act has only recently been enacted and because a significant number of regulations have yet to be proposed, it is not possible for us to predict how the Dodd-Frank Act will impact our business.

There can be no assurance that the EESA, TALF, PPIP, the Dodd-Frank Act or other policy initiatives will have a beneficial impact on the financial markets.  We cannot predict whether or when such actions may occur or what impact, if any, such actions could have on our business, results of operations and financial condition.

Market conditions could adversely affect one or more of our lenders and could cause one or more of our lenders to be unwilling or unable to provide us with additional financing.  This could potentially increase our financing costs and reduce liquidity.  If one or more major market participants fails, it could negatively impact the marketability of all fixed income securities, including Agency mortgage-backed securities, and this could negatively impact the value of the securities in our portfolio, thus reducing its net book value.  Furthermore, if many of our lenders are unwilling or unable to provide us with additional financing, we could be forced to sell our Investment Securities at an inopportune time when prices are depressed.  We do not anticipate having difficulty converting our assets to cash or extending financing, due to the fact that our investment securities have an actual or implied “AAA” rating and principal payment is guaranteed.

Earlier this year, Freddie Mac and Fannie Mae began purchasing seriously delinquent mortgage loans out of securities that they currently guarantee.  The loans which they consider seriously delinquent are those loans that are more than 120 days past due.  The repurchases materially impacted the rate of principal prepayments on our Agency mortgage-backed securities guaranteed by Fannie Mae and Freddie Mac because of higher premium amortization expense, a decline in higher yielding Agency mortgage-backed securities assets and an increase in lower yielding investments.  As of June 30, 2010, we had net purchase premiums of $1.8 billion, or 2.7% of current par value, on our Agency mortgage-backed securities.

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

Assets

Receivables (ASC 310)

In July 2010, the FASB released ASU 2010-20, which addresses disclosures about the credit quality of financing receivables and the allowance for credit losses.  The purpose of this update is to provide greater transparency regarding the allowance for credit losses and the credit quality of financing receivables as well as to assist in the assessment of credit risk exposures and evaluation of the adequacy of allowances for credit losses.   Additional disclosures must be provided on a disaggregated basis.  The update defines two levels of disaggregation – portfolio segment and class of financing receivable.  Additionally, the update requires disclosure of credit quality indicators, past due information and modifications of financing receivables.   The update is not applicable to mortgage banking activities (loans originated or purchased for resale to investors); derivative instruments such as repurchase agreements; debt securities;  a transferors interest in securitization transactions accounted for as sales under ASC 860; and purchased beneficial interests in securitized financial assets.  This update is effective for us for interim or annual periods ending on or after December 15, 2010.  This update will have no material effect on our consolidated financial statements.

Investments in Debt and Equity Securities (ASC 320)

New guidance was provided to make impairment guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments (“OTTI”) on debt and equity securities in financial statements.  This guidance was also the result of the Securities and Exchange Commission (“SEC”) mark-to-market study mandated under the Emergency Economic Stabilization Act of 2008 (“EESA”).  The SEC’s recommendation was to “evaluate the need for modifications (or the elimination) of current OTTI guidance to provide for a more uniform system of impairment testing standards for financial instruments.”  The guidance revises the OTTI evaluation methodology.  Previously the analytical focus was on whether we had the “intent and ability to retain its investment in the debt security for a period of time sufficient to allow for any anticipated recovery in fair value.”   Now the focus is on whether we have (1) the intent to sell the Investment Securities, (2) it is more likely than not that it will be required to sell the Investment Securities before recovery, or (3) it does not expect to recover the entire amortized cost basis of the Investment Securities.  Further, the security is analyzed for credit loss, (the difference between the present value of cash flows expected to be collected and the amortized cost basis).  The credit loss, if any, will then be recognized in the statement of operations, while the balance of impairment related to other factors will be recognized in Other Comprehensive Income (“OCI”).  This guidance became effective for all interim and annual reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009 and we decided to early adopt.  For the quarter and six months ended June 30, 2010 and 2009, we did not have unrealized losses in Investment Securities that were deemed other-than-temporary.

Broad Transactions

Business Combinations (ASC 805)

This guidance establishes principles and requirements for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any noncontrolling interest in a business combination at their fair value at acquisition date.  ASC 805 alters the treatment of acquisition-related costs, business combinations achieved in stages (referred to as a step acquisition), the treatment of gains from a bargain purchase, the recognition of contingencies in business combinations, the treatment of in-process research and development in a business combination as well as the treatment of recognizable deferred tax benefits.  ASC 805 is effective for business combinations closed in fiscal years beginning after December 15, 2008 and is applicable to business acquisitions completed after January 1, 2009.  We did not make any business acquisitions during the year ended December 31, 2009 and quarter ended June 30, 2010.  The adoption of ASC 805 did not have a material impact on our consolidated financial statements.

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

Financial Instruments (ASC 825)

On April 9, 2009, the FASB issued guidance which requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements.  The guidance became effective for us on June 30, 2010.  The adoption did not have any impact on financial reporting as all financial instruments are currently reported at fair value in both interim and annual periods.

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

On June 12, 2009, the FASB issued guidance an amendment update to the accounting standards governing the transfer and servicing of financial assets. This amendment  updates the existing standard and eliminates the concept of a QSPE; clarifies the surrendering of control to effect sale treatment; and modifies the financial components approach – limiting the circumstances in which a financial asset or portion thereof should be derecognized when the transferor maintains continuing involvement.  It defines the term “Participating Interest.”  Under this standard update, the transferor must recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer, including any retained beneficial interest. Additionally, the amendment requires enhanced disclosures regarding the transferors risk associated with continuing involvement in any transferred assets.   The amendment is effective beginning January 1, 2010.  We have determined the amendment has no material effect on our consolidated financial statements.

Results of Operations:

Net Income Summary

For the quarter ended June 30, 2010, our net loss was $218.2 million or $0.40 basic income per average share related to common shareholders, as compared to net income of $597.1 million or $1.09 basic net income per average share for the quarter ended June 30, 2009.  Net income per average share decreased by $1.49 per average share available to common shareholders and total net income decreased $815.3 million for the quarter ended June 30, 2010, when compared to the quarter ended June 30, 2009.  We attribute the decrease in net income for the quarter ended June 30, 2010 from the quarter ended June 30, 2009 to unrealized losses related to interest rate swaps of $593.0 million for the quarter ended June 30, 2010, as compared to an unrealized gain of $230.2 million for the quarter ended June 30, 2009.

For the six months ended June 30, 2010, our net income was $62.8 million, or $0.10 net income per average share available to common shareholders, as compared to net income of $946.9 million, or $1.72 net income per average share available to common shareholders for the six months ended June 30, 2009.  We attribute the decrease in net income for the six months ended June 30, 2010 from the six months ended June 30, 2009 to unrealized loss related to interest rate swaps of $709.7 million, as compared to an unrealized gain related to interest rate swaps of $265.8 million for the six months ended June 30, 2009.

Net (Loss) Income Summary
(dollars in thousands, except for per share data)

	Quarter Ended June 30, 2010	Quarter Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Interest income:
Investments	$642,822	$710,401	$1,296,757	$1,426,416
Securities loaned	860	-	1,314
Total interest income	643,682	710,401	1,298,071	1,426,416

Interest expense:
Repurchase agreements	96,999	147,516	189,088	349,582
Interest rate swaps	175,535	175,080	356,373	351,639
Securities borrowed	742	-	1,129	-
Convertible Senior Notes	6,966	-	10,161	-
Total interest expense	280,242	322,596	556,751	701,221

Net interest income	363,440	387,805	741,320	725,195

Other income:
Investment advisory and service fees	13,863	11,736	26,409	19,497
Gain on sale of Investment Securities	39,041	2,364	86,003	7,387
Dividend income	7,330	3,221	15,294	4,139
Unrealized (loss) gain on interest rate swaps	(593,038)	230,207	(709,770)	265,752
Realized and Unrealized gain on trading	77	-	77	-
Income from underwriting	500	-	500	-
Total other income	(532,227)	247,528	(581,487)	296,775
Expenses:
Distribution fees	-	432	360	860
General and administrative expenses	41,540	30,046	81,561	59,928
Total expenses	41,540	30,478	81,921	60,788

(Loss) Income before income from equity method and income taxes	(210,327)	604,855	77,912	961,182

Income from equity method investment	935	-	1,075	-

Income taxes	8,837	7,801	16,151	14,235

Net (loss) income	(218,229)	597,054	62,836	946,947

Dividends on preferred stock	4,625	4,625	9,250	9,251

Net (loss) income (related) available to common shareholders	$(222,854)	$592,429	$53,586	$937,696

Weighted average number of basic common shares outstanding	559,700,836	544,344,844	557,360,358	543,627,960
Weighted average number of diluted common shares outstanding	559,700,836	550,099,709	557,418,175	549,394,817

Basic net (loss) income per average common share	$(0.40)	$1.09	$0.10	$1.72
Diluted net (loss) income per average common share	$(0.40)	$1.08	$0.10	$1.71

Average total assets	$73,113,499	$64,492,255	$71,867,729	$62,194,041
Average equity	$9,670,184	$8,477,014	$9,652,841	$8,077,780

(Loss) return on average total assets	(1.19%)	3.70%	0.18%	3.05%
(Loss) return on average equity	(9.03%)	28.17%	0.65%	23.45%

Interest Income and Average Earning Asset Yield

We had average earning assets of $62.0 billion for the quarter ended June 30, 2010.  We had average earning assets of $56.4 billion for the quarter ended June 30, 2009.  Our primary source of income is interest income.  Our interest income was $643.7 million for the quarter ended June 30, 2010 and $710.4 million for the quarter ended June 30, 2009.  The yield on average investment securities was 4.16%, and 5.04% for the quarters ending June 30, 2010 and 2009, respectively. The prepayment speeds increased to an average of 32% CPR for the quarter ended June 30, 2010 from an average of 19% CPR for the quarter ended June 30, 2009.  For the quarter ended June 30, 2010, as compared to the quarter ended June 30, 2009, interest income declined by $66.7 million due to the decline in yield on average investment securities of 88 basis points.  The decline in yield was, in part, due to Fannie Mae purchasing seriously delinquent mortgage loans out of our investment securities, which resulted in prepayment speeds increasing to an average of 32% CPR for the quarter ended June 30, 2010 from an average of 19% CPR for the quarter ended June 30, 2009.

We had average earning assets of $62.0 billion and $55.6 billion for the six months ended June 30, 2010 and 2009, respectively.  Our interest income was $1.3 billion for the six months ended June 30, 2010 and $1.4 billion for the six months ended June 30, 2009.  The yield on average Investment Securities decreased from 5.13% for the six months ended June 30, 2009 to 4.19% for the six months ended June 30, 2010.  Our average earning asset balance increased by $6.4 billion and interest income decreased by $128.3 million for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009 due to the decline in yield on average investment securities of 94 basis points.  The decline in yield was, in part, due to Freddie Mac and Fannie Mae purchasing seriously delinquent mortgage loans out of our investment securities, which resulted in prepayment speeds increasing to an average of 33% CPR for the six months ended June 30, 2010 from an average of 18% CPR for the six months ended June 30, 2009.

Interest Expense and the Cost of Funds

Our largest expense is the cost of borrowed funds.  We had average borrowed funds of $56.2 billion and total interest expense of $280.2 million for the quarter ended June 30, 2010.  We had average borrowed funds of $50.1 billion and total interest expense of $322.6 million for the quarter ended June 30, 2009.  Our average cost of funds was 2.00% for the quarter ended June 30, 2010 and 2.57% for the quarter ended June 30, 2009. The cost of funds rate decreased by 57 basis points and the average borrowed funds increased by $6.1 billion for the quarter ended June 30, 2010, when compared to the quarter ended June 30, 2009. Interest expense for the quarter ended June 30, 2010 decreased by $42.4 million when compared to the quarter ended June 30, 2009, due to the substantial decrease in the average cost of funds rate.

We had average borrowed funds of $55.7 billion and interest expense of $556.8 million for the six months ended June 30, 2010.  We had average borrowed funds of $49.3 billion and interest expense of $701.2 million for the six months ended June 30, 2009.  Our average cost of funds was 2.00% for the six months ended June 30, 2010 and 2.84% for the six months ended June 30, 2009.  Interest expense decreased by $144.4 million because the average cost of funds declined by 84 basis points. The table below shows our average borrowed funds and average cost of funds as compared to average one-month and average six-month LIBOR for the quarters ended June 30, 2010, March 31, 2010, the year ended December 31, 2009 and four quarters in 2009.

Average Cost of Funds
(Ratios for the quarters have been annualized, dollars in thousands)

	Average Borrowed Funds	Borrowed Funds at Period End	Interest Expense	Average Cost of Funds	Average One- Month LIBOR	Average Six- Month LIBOR	Average One-Month LIBOR relative to Average Six- Month LIBOR	Average Cost of Funds Relative to Average Six- Month LIBOR	Average Cost of Funds Relative to Average Six- Month LIBOR
For the Quarter Ended June 30, 2010	$56,190,308	$56,986,835	$280,242	2.00%	0.32%	0.63%	(0.31%)	1.68%	1.37%
For the Quarter Ended March 31, 2010	$55,298,875	$54,384,480	$276,509	2.00%	0.23%	0.40%	(0.17%)	1.77%	1.60%
For the Year Ended December 31, 2009	$52,361,607	$54,598,129	$1,295,762	2.47%	0.33%	1.11%	(0.78%)	2.14%	1.36%
For the Quarter Ended December 31, 2009	$55,919,885	$54,598,129	$286,764	2.05%	0.24%	0.52%	(0.28%)	1.81%	1.53%
For the Quarter Ended September 30, 2009	$54,914,435	$55,842,840	$307,777	2.24%	0.27%	0.84%	(0.57%)	1.97%	1.40%
For the Quarter Ended June 30, 2009	$50,114,663	$51,326,930	$322,596	2.57%	0.37%	1.39%	(1.02%)	2.20%	1.18%
For the Quarter Ended March 31, 2009	$48,497,444	$48,951,178	$378,625	3.12%	0.46%	1.74%	(1.28%)	2.66%	1.38%

Net Interest Income

Our net interest income, which equals interest income less interest expense, totaled $363.4 million for the quarter ended June 30, 2010, and $387.8 million for the quarter ended June 30, 2009.  Our net interest income decreased by $24.4 million for the quarter ended June 30, 2010, as compared to the quarter ended June 30, 2009, because of the decline in interest rate spread.  Our net interest rate spread, which equals the yield on our average assets for the period less the average cost of funds for the period, for the quarter ended June 30, 2010 was 2.16%, which was 31 basis points less than the interest rate spread of for the quarter ended June 30, 2009 of 2.47%.  This 31 basis point decrease in interest rate spread for second quarter of 2010 over the spread for second quarter of 2009 was the result of the decrease in the average cost of funds of 57 basis points, which was only partially offset by a decrease in average yield on average interest earning assets of 88 basis points.

Our net interest income totaled $741.3 million for the six months ended June 30, 2010, and $725.2 million for the six months ended June 30, 2009.  Our net interest income increased by $16.1 million for the six months ended June 30, 2010, as compared to the six months ended June 30, 2009, because of the increased interest rate spread.  Even though our net interest rate spread for the six months ended June 30, 2010 was 2.19%, as compared to 2.29% for the six months ended June 30, 2009, our average assets and liabilities increased during the comparable periods, resulting in an increase in the net interest income.

The table below shows our interest income by average Investment Securities held, total interest income, yield on average interest earning assets, average balance of repurchase agreements, interest expense, average cost of funds, net interest income, and net interest rate spread for the quarter ended June 30, 2010, March 31, 2010, the year ended December 31, 2009 and four quarters in 2009.

Net Interest Income
 (Ratios for the quarters have been annualized, dollars in thousands)

	Average Investment Securities Held	Total Interest Income	Yield on Average Interest Earning Assets	Average Balance of Repurchase Agreements	Interest Expense	Average Cost of Funds	Net Interest Income	Net Interest Rate Spread
For the Quarter Ended June 30, 2010	$61,952,037	$643,682	4.16%	$56,190,308	$280,242	2.00%	$363,440	2.16%
For the Quarter Ended March 31, 2010	$61,983,900	$654,389	4.22%	$55,298,875	$276,509	2.00%	$377,880	2.22%
For the Year Ended December 31, 2009	$58,554,200	$2,922,602	4.99%	$52,361,607	$1,295,762	2.47%	$1,626,840	2.52%
For the Quarter Ended December 31, 2009	$62,128,320	$751,663	4.84%	$55,919,885	$286,764	2.05%	$464,899	2.79%
For the Quarter Ended September 30, 2009	$60,905,025	$744,523	4.89%	$54,914,435	$307,777	2.24%	$436,746	2.65%
For the Quarter Ended June 30, 2009	$56,420,189	$710,401	5.04%	$50,114,663	$322,596	2.57%	$387,805	2.47%
For the Quarter Ended March 31, 2009	$54,763,268	$716,015	5.23%	$48,497,444	$378,625	3.12%	$337,390	2.11%

Investment Advisory and Service Fees

FIDAC and Merganser are registered investment advisors specializing in managing fixed income securities.  At June 30, 2010, FIDAC and Merganser had under management approximately $12.1 billion in net assets and $18.8 billion in gross assets, compared to $9.9 billion in net assets and $19.0 billion in gross assets at June 30, 2009. Net investment advisory and service fees for the quarters ended June 30, 2010 and 2009 totaled $13.9 million and $11.3 million, respectively, net of fees paid to third parties pursuant to distribution service agreements for facilitating and promoting distribution of shares or units to FIDAC’s clients.  Net investment advisory and service fees for the six months ended June 30, 2010 and 2009 totaled $26.0 million and $18.6 million, respectively, net of fees paid to third parties pursuant to distribution service agreements for facilitating and promoting distribution of shares or units to FIDAC’s clients. Gross assets under management will vary from time to time because of changes in the amount of net assets FIDAC and Merganser manage as well as changes in the amount of leverage used by the various funds and accounts FIDAC manages.

Gains and Losses on Sales of Investment Securities and Interest Rate Swaps

For the quarter ended June 30, 2010, we sold Investment Securities with a carrying value of $1.9 billion for an aggregate net gain of $39.0 million.  For the quarter ended June 30, 2009, we sold Investment Securities with a carrying value of $524.2 million for an aggregate net gain of $2.4 million.  We do not expect to sell assets on a frequent basis, but may from time to time sell existing assets to move into new assets, which our management believes might have higher risk-adjusted returns, or to manage our balance sheet as part of our asset/liability management strategy.

For the six months ended June 30, 2010, we sold Investment Securities with a carrying value of $3.5 billion for an aggregate net gain of $86.0 million.  For the six months ended June 30, 2009, we sold Investment Securities with a carrying value of $1.4 billion for an aggregate net gain of $7.4 million.

Dividend Income

Dividend income totaled $7.3 million for the quarter ended June 30, 2010 and $15.3 million for the six months ended June 30, 2010, as compared to $3.2 million for the quarter ended June 30, 2009 and $4.1 million for the six months ended June 30, 2009.

Loss on Other-Than-Temporarily Impaired Securities

At each quarter end, we review each of our securities to determine if an other-than-temporary impairment charge would be necessary.  The charge is taken if we determine that we do not intend to hold securities that were in an unrealized loss position for a period of time, to maturity if necessary, sufficient for a forecasted market price recovery up to or beyond the cost of the investments or if we are required to sell for regulatory or other reasons.  For the quarters and six months ended June 30, 2010 and 2009 there was no loss on other-than-temporarily impaired securities.

General and Administrative Expenses

General and administrative (“G&A”) expenses were $41.5 million for the quarter ended June 30, 2010 and $81.6 million for the six months ended June 30, 2010, compared to $30.0 million for the quarter ended June 30, 2009 and $59.9 million for the six months ended June 30, 2009. G&A expenses as a percentage of average total assets was 0.23% for the quarter and six months ended June 30, 2010, and 19% for the quarter and six months ended June 30, 2009.  The increase in G&A expenses of $11.5 million for the quarter and $21.7 million for the six months ended June 30, 2010, was primarily the result of increased compensation costs as staff increased from 74 at June 30, 2009 to 96 at June 30, 2010.

The table below shows our total G&A expenses as compared to average total assets and average equity for the quarters ended June 30, 2010, March 31, 2010, the year ended December 31, 2009 and four quarters in 2009.

G&A Expenses and Operating Expense Ratios
(ratios for the quarters have been annualized, dollars in thousands)

	Total G&A Expenses	Total G&A Expenses/Average Assets	Total G&A Expenses/Average Equity
For the Quarter Ended June 30, 2010	$41,540	0.23%	1.72%
For the Quarter Ended March 31, 2010	$40,021	0.23%	1.66%
For the Year Ended December 31, 2009	$130,152	0.20%	1.51%
For the Quarter Ended December 31, 2009	$36,880	0.21%	1.55%
For the Quarter Ended September 30, 2009	$33,344	0.19%	1.47%
For the Quarter Ended June 30, 2009	$30,046	0.19%	1.41%
For the Quarter Ended March 31, 2009	$29,882	0.20%	1.54%

Net Income and Return on Average Equity

Our net loss  was $218.2 million for the quarter ended June 30, 2010 and our net income was $597.1 million for the quarter ended June 30, 2009.  Our annualized loss on average equity was 9.03% for the quarter ended June 30, 2010, and our annualized return on average equity was 28.17% for the quarter ended June 30, 2009. Net income decreased by $815.3 million for the quarter ended June 30, 2010 as compared to the quarter ended June 30, 2009, primarily due the unrealized loss on interest rate swaps of $593.0 million for the quarter ended June 30, 2010 as compared to the unrealized gain on interest rate swaps of $230.2 million for the six months ended June 30, 2009.

Our net income was $62.8 million for the six months ended June 30, 2010 and $946.9 million for the six months ended June 30, 2009.  Our annualized return on average equity was 0.65% for the six months ended June 30, 2010, and 23.45% for the six months ended June 30, 2009. Net income decreased by $884.1 million for the six months ended June 30, 2010 as compared to the quarter ended June 30, 2009, primarily due the unrealized loss on interest rate swaps of $709.8 million for the quarter ended June 30, 2010, as compared to an unrealized gain on interest rate swaps of $265.8 million for the six months ended June 30, 2009.

The table below shows our net interest income, net investment advisory and service fees, gain (loss) on sale of Mortgage-Backed Securities and termination of interest rate swaps, loss on other-than-temporarily impaired securities, income from trading securities, G&A expenses, income taxes, each as a percentage of average equity, and the return on average equity for the quarters ended June 30, 2010, March 31, 2010, the year ended December 31, 2009 and four quarters in 2009.

Components of Return on Average Equity
(Ratios for the quarters have been annualized)

	Net Interest Income/ Average Equity	Net Investment Advisory and Service Fees/ Average Equity	Gain/(Loss) on Sale of Mortgage-Backed Securities and Realized and Unrealized Gain/(Loss) Interest Rate Swaps and Trading Securities/ Average Equity	Loss on Other-than-Temporarily Impaired Securities/ Average Equity	Dividend Income from Available-for-Sale Equity Securities	Income from Underwriting	Income from Equity Method Investment	G&A Expenses/ Average Equity	Income Taxes/ Average Equity	Return on Average Equity
For the Quarter Ended June 30, 2010	15.03%	0.57%	(22.90%)	-	0.30%	0.02%	0.04%	(1.72%)	(0.37%)	(9.03%)
For the Quarter Ended March 31, 2010	15.69%	0.51%	(2.90%)	-	0.33%	-	-	(1.66%)	(0.30%)	11.67%
For the Year Ended December 31, 2009	18.82%	0.55%	5.19%	(0.16%)	0.20%	-	-	(1.51%)	(0.40%)	22.69%
For the Quarter Ended December 31, 2009	19.58%	0.61%	12.79%	(0.57%)	0.31%	-	-	(1.55%)	(0.44%)	30.73%
For the Quarter Ended September 30, 2009	19.30%	0.63%	(5.66%)	-	0.24%	-	-	(1.47%)	(0.42%)	12.60%
For the Quarter Ended June 30, 2009	18.30%	0.53%	10.97%	-	0.15%	-	-	(1.41%)	(0.37%)	28.17%
For the Quarter Ended March 31, 2009	17.41%	0.38%	2.09%	-	0.05%	-	-	(1.54%)	(0.33%)	18.06%

Financial Condition

Investment Securities, Available for Sale

All of our Mortgage-Backed Securities at June 30, 2010 and December 31, 2009 were adjustable-rate or fixed-rate mortgage-backed securities backed by single-family mortgage loans.  Substantially all of the mortgage assets underlying these mortgage-backed securities were secured with a first lien position on the underlying single-family properties.  Substantially all of our mortgage-backed securities were Freddie Mac, Fannie Mae or Ginnie Mae mortgage pass-through certificates or CMOs, which carry an implied “AAA” rating.  All of our agency debentures are callable and carry an implied “AAA” rating.  We carry all of our earning assets at fair value.

We accrete discount balances as an increase in interest income over the life of discount investment securities and we amortize premium balances as a decrease in interest income over the life of premium investment securities.  At June 30, 2010 and December 31, 2009 we had on our balance sheet a total of $36.0 million and $49.2 million, respectively, of unamortized discount (which is the difference between the remaining principal value and current historical amortized cost of our investment securities acquired at a price below principal value) and a total of $1.9 billion and $1.3  billion, respectively, of unamortized premium (which is the difference between the remaining principal value and the current historical amortized cost of our investment securities acquired at a price above principal value).

We received mortgage principal repayments of $10.5 billion and $3.5 billion for the quarters ended June 30, 2010 and June 30, 2009, respectively. The average prepayment speed for the quarters ended June 30, 2010 and 2009 was 32% and 19%, respectively.  During the quarter ended June 30, 2010, the average CPR increased to 32% from 19% during the quarter ended June 30, 2009, due to an increased return of principal from  Fannie Mae purchasing seriously delinquent mortgage loans out of mortgage pools we own.  Given our current portfolio composition, if mortgage principal prepayment rates were to increase over the life of our mortgage-backed securities, all other factors being equal, our net interest income would decrease during the life of these mortgage-backed securities as we would be required to amortize our net premium balance into income over a shorter time period.  Similarly, if mortgage principal prepayment rates were to decrease over the life of our mortgage-backed securities, all other factors being equal, our net interest income would increase during the life of these mortgage-backed securities as we would amortize our net premium balance over a longer time period.

The table below summarizes certain characteristics of our Investment Securities at June 30, 2010, March 31, 2010, December 31, 2009, September 30, 2009, June 30, 2009, and March 31, 2009.

Investment Securities
(dollars in thousands)

	Principal Amount	Net Premium	Amortized Cost	Amortized Cost/Principal Amount	Fair Value	Fair Value/ Principal Amount	Weighted Average Yield
At June 30, 2010	$67,400,316	$1,849,585	$69,249,901	102.74%	$71,812,829	106.35%	3.69%
At March 31, 2010	$66,937,615	$1,309,423	$68,247,038	101.96%	$70,171,875	104.83%	3.87%
At December 31, 2009	$62,508,927	$1,247,717	$63,756,644	102.00%	$65,721,477	105.14%	4.51%
At September 30, 2009	$64,253,006	$1,126,493	$65,379,499	101.75%	$67,463,376	105.00%	4.70%
At June 30, 2009	$63,300,232	$924,873	$64,225,105	101.46%	$65,782,019	103.92%	4.75%
At March 31, 2009	$56,718,404	$668,295	$57,386,699	101.18%	$58,785,456	103.64%	4.98%

The table below summarizes certain characteristics of our Investment Securities at June 30, 2010, March 31, 2010, December 31, 2009, September 30, 2009, June 30, 2009, and March 31, 2009.  The index level for adjustable-rate Investment Securities is the weighted average rate of the various short-term interest rate indices, which determine the coupon rate.

Adjustable-Rate Investment Security Characteristics
(dollars in thousands)

	Principal Amount	Weighted Average Coupon Rate	Weighted Average Term to Next Adjustment	Weighted Average Lifetime Cap	Weighted Average Asset Yield	Principal Amount at Period End as % of Total Investment Securities
At June 30, 2010	$12,589,813	4.36%	33 months	10.00%	3.21%	18.68%
At March 31, 2010	$15,366,206	4.55%	32 months	10.09%	2.92%	22.96%
At December 31, 2009	$16,196,473	4.55%	33 months	10.09%	3.23%	25.91%
At September 30, 2009	$18,561,525	4.59%	33 months	10.11%	3.37%	28.89%
At June 30, 2009	$19,657,988	4.64%	34 months	10.12%	3.49%	31.06%
At March 31, 2009	$19,558,480	4.66%	34 months	10.06%	3.74%	34.48%

Fixed-Rate Investment Security Characteristics
(dollars in thousands)

	Principal Amount	Weighted Average Coupon Rate	Weighted Average Asset Yield	Principal Amount at Period End as % of Total investment
At June 30, 2010	$54,810,503	5.35%	4.40%	81.32%
At March 31, 2010	$51,571,411	5.50%	4.16%	77.04%
At December 31, 2009	$46,312,,455	5.78%	4.95%	74.09%
At September 30, 2009	$45,691,481	5.89%	5.14%	71.11%
At June 30, 2009	$43,642,244	5.94%	5.32%	68.94%
At March 31, 2009	$37,159,924	6.08%	5.64%	65.52%

At June 30, 2010 and December 31, 2009, we held Investment Securities with coupons linked to various indices.  The following tables detail the portfolio characteristics by index.

Adjustable-Rate Investment Securities by Index

June 30, 2010

	One-Month LIBOR	Six-Month LIBOR	Twelve-Month LIBOR	Twelve-Month Moving Average	11th District Cost of Funds	One-Year Treasury Index	Monthly Federal Cost of Funds	Other Indexes (1)
Weighted Average Term to Next Adjustment	1 mo.	13 mo.	44 mo.	1 mo.	7 mo.	43 mo.	1 mo.	13 mo.
Weighted Average Annual Period Cap	6.42%	1.57%	2.01%	0.39%	1.04%	1.97%	0.00%	1.86%
Weighted Average Lifetime Cap at June 30, 2010	7.06%	11.08%	10.46%	8.22%	10.50%	11.00%	13.43%	11.63%
Investment Principal Value as Percentage of Investment Securities at June 30, 2010	2.32%	0.93%	12.07%	1.04%	0.67%	1.53%	0.08%	0.04%
    (1)    Combination of indexes that account for less than 0.05% of total investment securities.

Adjustable-Rate Investment Securities by Index
December 31, 2009

	One-Month LIBOR	Six-Month LIBOR	Twelve-Month LIBOR	Twelve-Month Moving Average	11th District Cost of Funds	One-Year Treasury Index	Monthly Federal Cost of Funds	Other Indexes (1)
Weighted Average Term to Next Adjustment	1 mo.	16 mo.	45 mo.	1 mo.	7 mo.	50 mo.	1 mo.	12 mo.
Weighted Average Annual Period Cap	6.40%	1.58%	2.01%	0.42%	0.77%	1.95%	0.00%	1.82%
Weighted Average Lifetime Cap at December 31, 2009	7.04%	11.20%	10.85%	8.12%	0.51%	10.98%	13.43%	11.71%
Investment Principal Value as Percentage of Investment Securities at December 31, 2009	4.59%	1.40%	15.77%	1.10%	0.76%	2.15%	0.09%	0.05%
(1)  Combination of indexes that account for less than 0.05% of total investment securities.

Reverse Repurchase Agreements

At June 30, 2010, we did not have any amounts outstanding under our reverse repurchase agreement with Chimera.  At December 31, 2009, we lent $259.0 million to Chimera pursuant to our reverse repurchase agreement with Chimera.  This amount was included in the principal amount which approximates fair value in our Statement of Financial Condition.  The interest rate at December 31, 2009 was 1.72%.  The collateral for this loan was mortgage-backed securities with a fair value of $314.3 million at December 31, 2009.

At June 30, 2010, RCap, in its ordinary course of business, financed though matched reverse repurchase agreements, at market rates, $82.7 million for a fund that is managed by FIDAC pursuant to a management agreement.  At June 30, 2010, RCap had outstanding reverse repurchase agreements with a non-affiliates of $226.1 million. At December 31, 2009, RCap, in its ordinary course of business, financed though matched reverse repurchase agreements, at market rates, $69.7 million for a fund that is managed by FIDAC pursuant to a management agreement.  At December 31, 2009, RCap had outstanding reverse repurchase agreements with non-affiliates of $425.0 million.

The table below shows the average daily reverse repurchase agreements balance for RCap and Annaly during the quarters ended and at period end June 30, 2010, March 31, 2010, December 31, 2009, September 30, 2009, June 30, 2009 and March 31, 2009.

	Reverse Repurchase Agreements
	(dollars in thousands)
	Average Daily Reverse Repurchase Agreements for the Quarter Ended	Reverse Repurchase Agreements at Period End
June 30, 2010	$422,891	$308,776
March 31, 2010	$620,781	$532,166
December 31, 2009	$685,507	$753,757
September 30, 2009	$458,029	$326,264
June 30, 2009	$255,539	$170,916
March 31, 2009	$513,529	$452,480

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

Borrowings

As of June 30, 2010, our collateralized debt has consisted entirely of borrowings collateralized by a pledge of our Investment Securities.  These borrowings appear on our balance sheet as repurchase agreements.  At June 30, 2010, we had established uncommitted borrowing facilities in this market with 30 lenders in amounts which we believe are in excess of our needs.  All of our Investment Securities are currently accepted as collateral for these borrowings.  However, we limit our borrowings, and thus our potential asset growth, in order to maintain unused borrowing capacity and thus increase the liquidity and strength of our balance sheet.  For the quarters ended June 30, 2010 and 2009, the term to maturity of our borrowings ranged from one day to 9 years.  Additionally, we have entered into structured borrowings giving the counterparty the right to call the balance prior to maturity.  At June 30, 2010 and 2009, the weighted average cost of funds for all of our borrowings was 2.09% and 2.54%, respectively, including the effect of the interest rate swaps, and the weighted average term to next rate adjustment was 163 days and 196 days, respectively.

During the six months ended June 30, 2010, we issued $600.0 million in aggregate principal amount of 4% convertible senior notes due 2015 (“Convertible Senior Notes”) for net proceeds following underwriting expenses of approximately $582.0 million.  Interest on the Convertible Senior Notes is paid semi-annually at a rate of 4% per year and the Convertible Senior Notes will mature on February 15, 2015 unless earlier repurchased or converted.  The Convertible Senior Notes are convertible into shares of Common Stock at an initial conversion rate and conversion rate at June 30, 2010 of 46.6070 and 48.3595 shares of Common Stock per $1,000 principal amount of Convertible Senior Notes, which was equivalent to an initial conversion price of approximately $21.4560  and a conversion price at June 30, 2010 of $19.8915 per share of Common Stock, respectively, subject to adjustment in certain circumstances.

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

Borrowings under our repurchase agreements increased by $1.8 billion to $56.4 billion at June 30, 2010, from $54.6 billion at December 31, 2009.  Our leverage was 5.9:1 at June 30, 2010 and 5.7:1 at December 31, 2009.

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

Under our repurchase agreements, we may be required to pledge additional assets to our repurchase agreement counterparties (i.e., lenders) in the event the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral (a “margin call”), which may take the form of additional securities or cash.  Similarly, if the estimated fair value of investment securities increases due to changes in market interest rates of market factors, lenders may release collateral back to us.  Specifically, margin calls result from a decline in the value of our Mortgage-Backed Securities securing our repurchase agreements, prepayments on the mortgages securing such Mortgage-Backed Securities and to changes in the estimated fair value of such Mortgage-Backed Securities generally due to principal reduction of such Mortgage-Backed Securities from scheduled amortization and resulting from changes in market interest rates and other market factors.  Through June 30, 2010, we did not have any margin calls on our repurchase agreements that we were not able to satisfy with either cash or additional pledged collateral.  However, should prepayment speeds on the mortgages underlying our Mortgage-Backed Securities and/or market interest rates suddenly increase, margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.

The following table summarizes the effect on our liquidity and cash flows from contractual obligations for repurchase agreements, interest expense on repurchase agreements, the maturing value and interest expense on the Convertible Senior Notes, assuming no conversion, the non-cancelable office lease and employment agreements at June 30, 2010.  The table does not include the effect of net interest rate payments under our interest rate swap agreements.  The net swap payments will fluctuate based on monthly changes in the receive rate.  At June 30, 2010, the interest rate swaps had a net negative fair value of $1.2 billion.

	(dollars in thousands)
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
Repurchase agreements	$50,906,835	$3,380,000	$700,000	$1,400,000	$56,386,835
Interest expense on repurchase agreements, based on rates at June 30, 2010	228,184	229,156	137,279	118,469	713,088
Convertible Senior Notes	-	-	600,000	-	600,000
Interest Expense on Convertible Senior Notes	27,867	55,733	31,639		115,239
Long-term operating lease obligations	1,941	4,120	2,762	-	8,823
Employment contracts	80,428	3,759			84,187
Total	$51,245,255	$3,672,768	$1,471,680	$1,518,469	$57,908,172

Stockholders’ Equity

During the quarter and six months ended June 30, 2010, 57,000 options and 148,000 options were exercised under the Long-Term Stock Incentive Plan, or Incentive Plan, for an aggregate exercise price of $753,000 and $1.8 million, respectively.  During the six months ended June 30, 2010, 645 shares of Series B Preferred Stock were converted into 1,511 shares of common stock, respectively. There were no conversions of Series B Preferred Stock into shares of common stock during the quarter ended June 30, 2010.

During the quarter and six months ended June 30, 2010, we raised $640,000 and $116.2 million by issuing 38,000 and 6.5 million shares, respectively, through the Direct Purchase and Dividend Reinvestment Program.

During the year ended December 31, 2009, 423,160 options were exercised under the Incentive Plan for an aggregate exercise price of $4.9 million.  During the year ended December 31, 2009, 7,550 shares of restricted stock were issued under the Incentive Plan.

During the year ended December 31, 2009, 1.4 million shares of Series B Preferred Stock were converted into 2.8 million shares of common stock, respectively.

During the year ended December 31, 2009, the Company raised $141.8 million by issuing 8.4 million shares, through the Direct Purchase and Dividend Reinvestment Program.

During the quarter and six months ended June 30, 2010, we declared dividends to common shareholders totaling $380.6 million or $0.68 per share and $744.4 million or $1.33 per share, respectively.  During the quarter and six months ended June 30, 2010, we declared and paid dividends to Series A Preferred shareholders totaling $3.6 million or $0.492188 per share and $7.3 million or $0.984376 per share, respectively, and Series B Preferred shareholders totaling $976,000 or $0.375 per share and $2.0 million or $0.75 per share, respectively.

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

	Unrealized Gains and Losses
	(dollars in thousands)

	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009
Unrealized gain	$2,643,907	$2,009,923	$2,093,709	2,158,882	1,719,536
Unrealized loss	(103,707)	(122,071)	(202,392)	(198,888)	(357,402)
Net Unrealized (loss) gain	$2,540,200	$1,887,852	$1,891,317	1,959,994	1,362,134

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

Leverage

Our debt-to-equity ratio at June 30, 2010 and December 31, 2009 was 5.9:1 and 5.7:1, respectively.  We generally expect to maintain a ratio of debt-to-equity of between 8:1 and 12:1, although the ratio may vary , as it currently does because of market conditions, from this range from time to time based upon various factors, including our management’s opinion of the level of risk of our assets and liabilities, our liquidity position, our level of unused borrowing capacity and over-collateralization levels required by lenders when we pledge assets to secure borrowings.

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

We seek to manage the extent to which our net income changes as a function of changes in interest rates by matching adjustable-rate assets with variable-rate borrowings.  In addition, we have attempted to mitigate the potential impact on net income of periodic and lifetime coupon adjustment restrictions in our portfolio of investment securities by entering into interest rate swaps.  At June 30, 2010, we had entered into swap agreements with a total notional amount of $25.5 billion.  We agreed to pay a weighted average pay rate of 3.48% and receive a floating rate based on one month LIBOR.  At December 31, 2009, we had entered into swap agreements with a total notional amount of $21.5 billion.  We agreed to pay a weighted average pay rate of 3.85% and receive a floating rate based on one month LIBOR.  We may enter into similar derivative transactions in the future by entering into interest rate collars, caps or floors or purchasing interest only securities.

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

Capital Resources

At June 30, 2010, we had no material commitments for capital expenditures.

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

Other Matters

We calculate that at least 75% of our assets were qualified REIT assets, as defined in the Code for the quarters ended June 30, 2010 and 2009.   We also calculate that our revenue qualifies for the 75% source of income test and for the 95% source of income test rules for the quarters ended June 30, 2010 and 2009.  Consequently, we met the REIT income and asset test. We also met all REIT requirements regarding the ownership of our common stock and the distribution of our net income.  Therefore, as of quarter ended of June 30, 2010 and December 31, 2009, we believe that we qualified as a REIT under the Code.

We at all times intend to conduct our business so as not to become required to register as an investment company under the Investment Company Act of 1940, or the Investment Company Act.  If we were to become required to register as an investment company, then our use of leverage would be substantially reduced.  The Investment Company Act exempts from registration as an investment company under the Investment Company Act entities that are “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate” (qualifying interests).  Under current interpretation of the staff of the SEC, in order to qualify for this exemption, we must maintain at least 55% of our assets directly in qualifying interests and at least 80% of our assets in qualifying interests plus other real estate related assets.  In addition, unless certain mortgage securities represent all the certificates issued with respect to an underlying pool of mortgages, the Mortgage-Backed Securities may be treated as securities separate from the underlying mortgage loans and, thus, may not be considered qualifying interests for purposes of the 55% requirement.  We calculate that as of June 30, 2010 and December 31, 2009, we were in compliance with this requirement.

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

Our profitability and the value of our portfolio (including interest rate swaps) may be adversely affected during any period as a result of changing interest rates.  The following table quantifies the potential changes in net interest income and portfolio value, should interest rates go up or down 25, 50 and 75 basis points, assuming the yield curves of the rate shocks will be parallel to each other and the current yield curve.  All changes in income and value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario.  The base interest rate scenario assumes interest rates at June 30, 2010 and various estimates regarding prepayment and all activities are made at each level of rate shock.  Actual results could differ significantly from these estimates.

Change in Interest Rate	Projected Percentage Change in Net Interest Income	Projected Percentage Change in Portfolio Value, with Effect of Interest Rate Swaps

-75 Basis Points	5.57%	0.34%
-50 Basis Points	3.65%	0.26%
-25 Basis Points	1.79%	0.15%
Base Interest Rate	-	-
+25 Basis Points	(1.79%)	(0.21%)
+50 Basis Points	(3.58%)	(0.47%)
+75 Basis Points	(5.37%)	(0.81%)

ASSET AND LIABILITY MANAGEMENT

Asset and liability management is concerned with the timing and magnitude of the repricing of assets and liabilities.  We attempt to control risks associated with interest rate movements.  Methods for evaluating interest rate risk include an analysis of our interest rate sensitivity "gap," which is the difference  between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period.  A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities.  A gap is considered negative when the amount of interest-rate sensitive liabilities exceeds interest-rate sensitive assets.  During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income.  During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to adversely affect net interest income.  Because different types of assets and liabilities with the same or similar maturities may react differently to changes in overall market rates or conditions, changes in interest rates may affect net interest income positively or negatively even if an institution were perfectly matched in each maturity category.

The following table sets forth the estimated maturity or repricing of our interest-earning assets and interest-bearing liabilities at June 30, 2010.  The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except adjustable-rate loans, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature and does include the effect of the interest rate swaps.  The interest rate sensitivity of our assets and liabilities in the table could vary substantially based on actual prepayment experience.

	Within 3 Months	4-12 Months	More than 1 Year to 3 Years	3 Years and Over	Total

	(dollars in thousands)
Rate Sensitive Assets:
Investment Securities (Principal)	$3,585,246	$1,563,358	$2,050,128	$60,201,584	$67,400,316
Cash Equivalents	327,979	-	-	-	327,979
Reverse Repurchase Agreements	308,776	-	-	-	308,776
Securities Borrowed	242,242	-	-	-	242,242
U.S. Treasury Securities	87,352	-	-	-	87,352
Total Rate Sensitive Assets	4,551,595	1,563,358	2,050,128	60,201,584	68,366,665

Rate Sensitive Liabilities:
Repurchase Agreements, with the effect
of swaps	21,146,740	9,043,245	11,950,750	14,246,100	56,386,835
Convertible Senior Notes	-	-	-	600,000	600,000
Securities Loaned	242,242	-	-	-	242,242
Treasury Securities sold, not yet purchased	26,207	-	-	-	26,207
Total Rate Sensitive Liabilities	21,415,189	9,043,245	11,950,750	14,846,100	57,229,077

Interest rate sensitivity gap	$(16,863,594)	$(7,479,887)	$(9,900,622)	$45,355,484	$11,111,378

Cumulative rate sensitivity gap	$(16,863,594)	$(24,343,485)	$(34,244,103)	$11,111,378

Cumulative interest rate sensitivity gap as a percentage of total rate-sensitive assets	(25%)	(36%)	(51%)	16%

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

There have been no changes in our internal controls over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II.         OTHER INFORMATION

Item 1.             LEGAL PROCEEDINGS

From time to time, we are involved in various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material effect on our consolidated financial statements.

Item 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A – Risk Factors of our annual report on Form 10-K for the year ended December 31, 2009 (the “Form 10-K”) or any subsequent Form 10-Q.  The materialization of any risks and uncertainties identified in our Special Note Regarding Forward-Looking Statements contained in this report together with those previously disclosed in our Form 10-K or any subsequent Form 10-Q or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows.  See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Special Note Regarding Forward-Looking Statements” in this quarterly report on Form 10-Q.

Item 5.  OTHER INFORMATION

On August 4, 2010, we entered into an amended and restated employment agreement with Matthew Lambiase, our Managing Director.  The amended and restated employment agreement has a targeted aggregate cash compensation of 0.05% of our book value, with a base salary of $750,000.  The annual bonus is payable subject to the discretion of the compensation committee.  The compensation committee also has the right to increase a bonus beyond the targeted compensation contained in the amended and restated employment agreement. The amended and restated employment agreement has a one year term and is automatically renewed for one year periods thereafter.  The foregoing summary of the amended and restated employment agreement is qualified by reference to the amended and restated employment agreement, a copy of which is attached hereto as Exhibit 10.1 and incorporated herein by reference.

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

3.4
Articles of Amendment of the Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.4 of the Registrant's Form 10-Q filed with the Securities and Exchange Commission on May 7, 2008).

3.5
Form of Articles Supplementary designating the Registrant’s 7.875% Series A Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share (incorporated by reference to Exhibit 3.3 to the Registrant’s 8-A filed with the Securities and Exchange Commission on April 1, 2004).

3.6
Articles Supplementary of the Registrant’s designating an additional 2,750,000 shares of the Company’s 7.875% Series A Cumulative Redeemable Preferred Stock, as filed with the State Department of Assessments and Taxation of Maryland on October 15, 2004 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 4, 2004).

3.7
Articles Supplementary designating the Registrant’s 6% Series B Cumulative Convertible Preferred Stock, liquidation preference $25.00 per share (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 10, 2006).

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

4.3
Specimen Series A Preferred Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement on Form 8-A filed with the Securities and Exchange Commission on April 1, 2004).

4.4	Specimen Series B Preferred Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 10, 2006).
4.5
Indenture, dated as of February 12, 2010, between the Registrant and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 12, 2010).

4.6
Supplemental Indenture, dated as of February 12, 2010, between the Registrant and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 12, 2010).

4.7	Form of 4.00% Convertible Senior Note due 2015 (included in Exhibit 4.6).
10.1**	Amended and Restated Employment Agreement, dated August 4, 2010, between the Registrant and Matthew Lambiase.
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

*  Submitted electronically herewith.  Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition at June 30, 2010 (Unaudited) and December 31, 2009 (Derived from the audited consolidated statement of financial condition at December 31, 2009); (ii) Consolidated Statements of Operations and Comprehensive Income (Unaudited) for the quarters and six months ended June 30, 2010 and 2009; (iii) Consolidated Statement of Stockholders' Equity (Unaudited) for the six months ended June 30, 2010; (iv) Consolidated Statements of Cash Flows (Unaudited) for the quarters and six months ended June 30, 2010 and 2009; and (v) Notes to Consolidated Financial Statements (Unaudited) for the quarters ended June 30, 2010 and 2009.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

** Exhibit Number 10.1 is a management contract or compensatory plan required to be filed as an Exhibit to this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANNALY CAPITAL MANAGEMENT, INC.

Dated:	August 5, 2010	By: /s/ Michael A.J. Farrell
Michael A.J. Farrell
(Chairman of the Board, Chief Executive Officer,
President and authorized officer of registrant)

Dated:	August 5, 2010	By: /s/ Kathryn F. Fagan
Kathryn F. Fagan
(Chief Financial Officer and Treasurer and
principal financial and chief accounting officer)