Form 10-Q
period 2010-09-30
ANNALY CAPITAL MANAGEMENT INC
filed 2010-11-05
CIK 1043219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  SEPTEMBER 30, 2010

OR

☐             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:

Class	Outstanding at November 5, 2010
Common Stock, $.01 par value	621,878,208

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

FORM 10-Q

TABLE OF CONTENTS

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements:
Consolidated Statements of Financial Condition at September 30, 2010 (Unaudited) and December 31, 2009 (Derived from the audited consolidated statement of financial condition at December 31, 2009)	1

Consolidated Statements of Operations and Comprehensive Income (Unaudited) for the quarters and nine months ended September 30, 2010 and 2009	2

Consolidated Statement of Stockholders’ Equity (Unaudited) for the nine months ended September 30, 2010	3
Consolidated Statements of Cash Flows (Unaudited) for the quarters and nine months ended September 30, 2010 and 2009	4

Notes to Consolidated Financial Statements (Unaudited)	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3. Quantitative and Qualitative Disclosures about Market Risk	44

Item 4. Controls and Procedures	45

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	46

Item 1A. Risk Factors	46

Item 6. Exhibits	46

SIGNATURES	48

Part I
Item 1.  Financial Statements
ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
 (dollars in thousands)

	September 30, 2010 (Unaudited)	December 31, 2009(1)
ASSETS
Cash and cash equivalents	$289,486	$1,504,568
U.S. Treasury securities, at fair value	754,993	-
Reverse repurchase agreements with affiliate	-	328,757
Reverse repurchase agreements	757,722	425,000
Mortgage-Backed Securities, at fair value	76,174,141	64,805,725
Agency debentures, at fair value	2,046,371	915,752
Investment with affiliates	245,659	242,198
Securities borrowed	251,242	29,077
Receivable for Mortgage Backed Securities Sold	1,637,542	732,134
Accrued interest and dividends receivable	345,153	318,919
Receivable from Prime Broker	3,272	3,272
Receivable for advisory and service fees	15,138	12,566
Intangible for customer relationships, net	9,590	10,491
Goodwill	27,917	27,917
Interest rate swaps, at fair value	-	5,417
Other derivative contracts, at fair value	186	-
Other assets	26,351	14,397
Total assets	$82,584,763	$69,376,190

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$61,040,668	$54,598,129
Payable for Mortgage-Backed Securities and Agency debentures purchased	8,165,941	4,083,786
Convertible Senior Notes	600,000	-
U.S. Treasury Securities sold, not yet purchased, at fair value	691,593	-
Accrued interest payable	113,837	89,460
Dividends payable	422,036	414,851
Securities loaned	251,332	29,057
Accounts payable and other liabilities	51,440	10,005
Interest rate swaps, at fair value	1,604,639	533,362
Total liabilities	72,941,486	59,758,650

6.00% Series B Cumulative Convertible Preferred Stock: 4,600,000 shares authorized, 2,306,537 and 2,604,614 shares issued and outstanding, respectively	55,891	63,114

Commitments and contingencies	-	-

Stockholders’ Equity:
7.875% Series A Cumulative Redeemable Preferred Stock: 7,412,500 authorized, 7,412,500 shares issued and outstanding	177,088	177,088
Common stock, par value $.01 per share, 987,987,500 shares authorized, 620,640,708 and 553,134,877 shares issued and outstanding, respectively	6,206	5,531
Additional paid-in capital	8,994,954	7,817,454
Accumulated other comprehensive income	1,877,537	1,891,317
Accumulated deficit	(1,468,399)	(336,964)
Total stockholders’ equity	9,587,386	9,554,426

Total liabilities, Series B Cumulative Convertible Preferred Stock and stockholders’ equity	$82,584,763	$69,376,190

(1) Derived from the audited consolidated financial statements at December 31, 2009.

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(dollars in thousands, except per share amounts)
(Unaudited)

	For the Quarter Ended September 30, 2010	For the Quarter Ended September 30, 2009	For the Nine Months Ended September 30, 2010	For the Nine Months Ended September 30, 2009
Interest income
Mortgage-Backed Securities and agency debentures	$700,964	$744,523	$1,997,681	$2,170,939
Securities loaned	1,261	-	2,575	-
U.S. Treasury Securities	751	-	791	-

Total interest income	702,976	744,523	2,001,047	2,170,939

Interest expense
Repurchase agreements	105,393	124,653	294,457	474,235
Interest rate swaps	188,636	183,124	545,009	534,763
Convertible Senior Notes	7,033	-	17,194	-
Securities borrowed	1,047	-	2,176	-
U.S. Treasury Securities sold, not yet purchased	459	-	483	-
Total interest expense	302,568	307,777	859,319	1,008,998

Net interest income	400,408	436,746	1,141,728	1,161,941
Other (loss) income
Investment advisory and service fees	15,343	14,620	41,752	34,117
Gain on sale of Mortgage-Backed Securities and agency debentures	61,986	591	147,989	7,978
Dividend income	8,097	5,398	23,391	9,537
Unrealized (loss) gain on interest rate swaps	(448,253)	(128,687)	(1,158,023)	137,065
Net gain on trading securities	1,082	-	1,159	-
Income from underwriting	915	-	1,415	-
Total other (loss) income	(360,830)	(108,078)	(942,317)	188,697

Expenses
Distribution fees	-	478	360	1,338
General and administrative expenses	43,430	33,344	124,991	93,272
Total expenses	43,430	33,822	125,351	94,610

(Loss) income before income from equity method investments and income taxes	(3,852)	294,846	74,060	1,256,028

Income from equity method investment	868	-	1,943	-

Income taxes	(11,076)	(9,657)	(27,227)	(23,892)

Net (loss) income	(14,060)	285,189	48,776	1,232,136

Dividends on preferred stock	4,515	4,625	13,765	13,876

Net (loss) income (related) available to common shareholders	$(18,575)	$280,564	$35,011	$1,218,260

Net (loss) income (related) available per share to common shareholders:
Basic	$(0.03)	$0.51	$0.06	$2.24
Diluted	$(0.03)	$0.51	$0.06	$2.22

Weighted average number of common shares outstanding:
Basic	611,904,518	547,611,480	575,742,043	544,970,392
Diluted	611,904,518	553,376,285	575,958,563	550,913,871

Net (loss) income	$(14,060)	$285,189	$48,776	$1,232,136
Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale securities	(619,080)	542,396	52,880	1,538,587
Unrealized gain on interest rate swaps	18,402	56,055	81,329	177,155
Reclassification adjustment for net gains included in net income	(61,986)	(591)	(147,989)	(7,978)
Other comprehensive (loss) income	(662,664)	597,860	(13,780)	1,707,764
Comprehensive (loss) income	$(676,724)	$883,049	$34,996	$2,939,900

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2010
 (dollars in thousands, except per share data)
(Unaudited)

	Preferred Stock	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
BALANCE, DECEMBER 31, 2009	$177,088	$5,531	$7,817,454	$1,891,317	$(336,964)	$9,554,426

Net income	-	-	-	-	48,776	-
Other comprehensive loss	-	-	-	(13,780)	-	-
Comprehensive income	-	-	-	-	-	34,996
Net proceeds from follow-on offering	-	600	1,046,793	-	-	1,047,393
Exercise of stock options	-	2	2,841	-	-	2,843
Stock option expense and long-term compensation expense	-	-	3,562	-	-	3,562
Conversion of Series B cumulative preferred stock	-	7	7,215	-	-	7,222
Net proceeds from direct purchase and dividend reinvestment	-	66	117,089	-	-	117,155
Preferred Series A dividends declared $1.4766 per share	-	-	-	-	(10,945)	(10,945)
Preferred Series B dividends declared $1.125 per share	-	-	-	-	(2,820)	(2,820)
Common dividends declared $2.01 per share	-	-	-	-	(1,166,446)	(1,166,446)

BALANCE, SEPTEMBER 30, 2010	$177,088	$6,206	$8,994,954	$1,877,537	$(1,468,399)	$9,587,386

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	For the Quarter Ended September 30, 2010	For the Quarter Ended September 30, 2009	For the Nine Months Ended September 30, 2010	For the Nine Months Ended September 30, 2009
Cash flows from operating activities:
Net income (loss)	$(14,060)	$285,189	$48,776	$1,232,136
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of Mortgage-Backed Securities and agency debentures premiums and discounts, net	155,868	75,072	457,052	174,502
Amortization of intangibles	407	407	1,220	1,909
Deferred expense amortization	900	-	2,250	-
Gain on sale of Mortgage-Backed Securities and agency debentures	(61,986)	(591)	(147,989)	(7,978)
Stock option and long-term compensation expense	1,196	938	3,562	2,871
Unrealized loss (gain) on interest rate swaps	448,253	128,687	1,158,023	(137,065)
Net gains on trading securities	(1,082)	-	(1,159)	-
Net change in investment with affiliate, equity method	(97)	11	(312)	11
Increase in accrued interest and dividend receivable	(22,272)	(25,357)	(24,303)	(47,542)
Decrease (increase) in other assets	15,308	(3,455)	3,477	(2,972)
(Increase) in advisory and service fees receivable	(1,779)	(2,768)	(2,573)	(6,704)
Increase (decrease) in interest payable	14,471	(4,968)	24,376	(102,291)
Increase (decrease) in accounts payable and other liabilities	17,536	(2,124)	41,347	29,609
Payments on repurchase agreements from Broker Dealer	(364,576,286)	(167,933,399)	(930,904,601)	(191,536,573)
Proceeds from repurchase agreements from Broker Dealer	365,003,080	172,113,103	936,383,970	199,146,573
Payments on reverse repurchase agreements from Broker Dealer	(21,376,914)	(1,528,392)	(30,153,996)	(2,165,602)
Proceeds from reverse repurchase agreements from Broker Dealer	20,927,968	1,402,637	2,9891,027	1,992,414
Payments on securities borrowed	(886,755)	-	(2,212,011)	-
Proceeds from securities borrowed	877,755	-	1,989,846	-
Payments on securities loaned	(987,876)	-	(2,144,516)	-
Proceeds from securities loaned	996,966	-	2,366,791	-
Purchase of trading securities	(3,081,852)	-	(3,523,995)	-
Proceeds from sale of trading securities	3,080,309	-	3,461,601	-
Net cash provided by operating activities	529,058	4,504,990	6,717,863	8,573,298
Cash flows from investing activities:
Purchase of Mortgage-Backed Securities	(12,662,901)	(8,805,661)	(35,951,636)	(20,472,665)
Proceeds from sale of Mortgage-Backed Securities and agency debentures	1,284,437	605,911	5,516,172	1,635,844
Principal payments of Mortgage-Backed Securities	5,569,728	4,016,331	22,307,773	10,031,023
Agency debentures called	349,875	-	1,223,875	602,000
Purchase of agency debentures	-	-	(2,827,666)	(623,361)
Payments on reverse repurchase agreements	-	(5,070,260)	(4,032,426)	(5,643,179)
Proceeds from reverse repurchase agreements	-	5,040,667	4,291,430	6,052,222
Purchase of available-for-sale equity securities from affiliate	-	-	-	(90,078)
Purchase of equity securities	-	(67,917)		(67,917)
Net cash used in investing activities	(5,458,861)	(4,280,929)	(9,472,478)	(8,576,111)
Cash flows from financing activities:
Proceeds from repurchase agreements	55,726,371	80,062,824	166,732,844	262,419,462
Principal payments on repurchase agreements	(51,499,332)	(79,726,618)	(165,769,674)	(260,861,509)
Net proceeds from follow-on offering	1,047,393		1,047,393
Issuance of convertible notes	-	-	582,000	-
Proceeds from exercise of stock options	1,032	320	2,843	1,043
Proceeds from direct purchase and dividend reinvestment	997	141,189	117,155	141,189
Dividends paid	(385,151)	(331,233)	(1,173,028)	(883,384)
Net cash provided by financing activities	4,891,310	146,482	1,539,533	816,801
Net (decrease) increase in cash and cash equivalents	(38,493)	370,543	(1,215,082)	813,988
Cash and cash equivalents, beginning of period	327,979	1,352,798	1,504,568	909,353
Cash and cash equivalents, end of period	$289,486	$1,723,341	$289,486	$1,723,341

Supplemental disclosure of cash flow information:
Interest paid	$288,097	$312,746	$834,943	$1,111,290
Taxes paid	$11,330	$9,616	$27,938	$29,264

Noncash investing activities:
Receivable for Mortgage-Backed Securities sold	$1,637,542	-	$1,637,542	-
Payable for Mortgage-Backed Securities and agency debentures purchased	$8,165,941	$3,644,420	$8,165,941	$3,644,420
Net change in unrealized (loss) gain on available-for-sale securities and interest rate swaps, net of reclassification adjustment	$(662,664)	$597,860	$(13,780)	$1,707,764

Noncash financing activities:
Dividends declared, not yet paid	$422,036	$381,411	$422,036	$381,411
Conversion of Series B cumulative preferred stock	$7,206	$3	$7,222	$32,928
See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR QUARTERS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Annaly Capital Management, Inc. (“Annaly” or the “Company”) was incorporated in Maryland on November 25, 1996.  The Company commenced its operations of purchasing and managing an investment portfolio of mortgage-backed securities on February 18, 1997, upon receipt of the net proceeds from the private placement of equity capital, and completed its initial public offering on October 14, 1997.  The Company is a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended.  Fixed Income Discount Advisory Company (“FIDAC”) is a registered investment advisor and is a wholly owned taxable REIT subsidiary of the Company.  During the third quarter of 2008, the Company formed RCap Securities, Inc. (“RCap” or “Broker Dealer”).  RCap was granted membership in the Financial Industry Regulatory Authority (“FINRA”) on January 26, 2009, and operates as a broker-dealer.  RCap is a wholly owned taxable REIT subsidiary of the Company.  On October 31, 2008, the Company acquired Merganser Capital Management, Inc. (“Merganser”).  Merganser is a registered investment advisor and is a wholly owned taxable REIT subsidiary of the Company.

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

The consolidated interim financial statements are unaudited; however, in the opinion of the Company's management, all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the financial condition, results of operations, and cash flows have been included. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009. The nature of the Company's business is such that the results of any interim period are not necessarily indicative of results for a full year. The consolidated financial statements include the accounts of the Company, FIDAC, Merganser and RCap.  All intercompany balances and transactions have been eliminated.

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

Securities borrowed and loaned transactions – RCap records securities borrowed and loaned transactions at the amount of cash collateral advanced or received. Securities borrowed transactions require RCap to provide the counterparty with collateral in the form of cash or other securities. RCap receives collateral in the form of cash or other securities for securities loaned transactions. For these transactions, the fees received or paid by RCap are recorded as interest income or expense. On a daily basis, market value changes of securities borrowed or loaned against may require counterparties to deposit additional collateral or return collateral pledged, when appropriate.

U.S. Treasury Securities - During the second quarter 2010, RCap commenced trading U.S. Treasury securities for its proprietary portfolio, which consists of long and short positions on U.S Treasury bills, notes, and bonds. U.S. Treasury securities are classified as trading investments and are recorded on trade date at cost. Changes in fair value are reflected in the Company’s statement of operations. U.S Treasury bills trade at a discount to par with the difference between proceeds received upon maturity and purchase price recognized as interest income in the Company’s statement of operations. Interest income on U.S Treasury notes and bonds is accrued based on the outstanding principal amount of those investments and their contractual terms.  Premiums and discounts associated with the purchase of the U.S. Treasury notes and bonds are amortized into interest income over the projected lives of the securities using the interest method.

Mortgage-Backed Securities and Agency Debentures – The Company invests primarily in mortgage pass-through certificates, collateralized mortgage obligations and other mortgage-backed securities representing interests in or obligations backed by pools of mortgage loans, and certificates guaranteed by the Government National Mortgage Association (“Ginnie Mae”) , the Federal Home Loan Mortgage Corporation (“Freddie Mac”) or the Federal National Mortgage Association (“Fannie Mae”) (collectively, “Mortgage-Backed Securities”).  The Company also invests in agency debentures issued by Federal Home Loan Bank (“FHLB”), Freddie Mac, and Fannie Mae.

Investment Securities – The Mortgage-Backed Securities, agency debentures, U.S. treasury securities, securities borrowed, and equity securities are referred to herein as “Investment Securities.”  The Company is required to classify its Investment Securities as either trading investments, available-for-sale investments or held-to-maturity investments.  Although the Company generally intends to hold most of its Investment Securities until maturity, it may, from time to time, sell any of its Investment Securities as part of its overall management of its portfolio.  All assets classified as available-for-sale are reported at estimated fair value, based on market prices from independent sources, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity.  The Company’s investment in Chimera Investment Corporation (“Chimera”) is accounted for as available-for-sale equity securities.  The Company’s investment in CreXus Investment Corp. (“CreXus”) is accounted for under the equity method.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  The Company determines if it (1) has the intent to sell the Investment Securities, (2) is more likely than not that it will be required to sell the securities before recovery, or (3) does not expect to recover the entire amortized cost basis of the Investment Securities.  Further, the security is analyzed for credit loss (the difference between the present value of cash flows expected to be collected and the amortized cost basis).  The credit loss, if any, will then be recognized in the statement of operations, while the balance of impairment related to other factors will be recognized in other comprehensive income (“OCI”).  There were no losses on other-than-temporarily impaired securities for the quarters and nine months ended September 30, 2010 and 2009.

The estimated fair value of available-for-sale debt and equity securities, U.S Treasury securities, receivable from prime broker, interest rate swaps, and futures and options contracts is equal to their carrying value presented in the consolidated statements of financial condition.  Cash and cash equivalents, reverse repurchase agreements, securities borrowed, receivable for Mortgage-Backed Securities sold, accrued interest and dividends receivable, receivable for advisory and service fees, repurchase agreements with maturities shorter than one year, payable for Investment Securities purchased, securities loaned, dividends payable, accounts payable and other liabilities, and accrued interest payable, generally approximates fair value at September 30, 2010 due to the short term nature of these financial instruments.  The estimated fair value of long term structured repurchase agreements is reflected in Note 9 to the financial statements.

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

Credit Risk – The Company has limited its exposure to credit losses on its portfolio of Mortgage-Backed Securities by only purchasing securities issued by Freddie Mac, Fannie Mae or Ginnie Mae and agency debentures issued by the FHLB, Freddie Mac and Fannie Mae.  The payment of principal and interest on the Freddie Mac and Fannie Mae Mortgage-Backed Securities are guaranteed by those respective agencies, and the payment of principal and interest on the Ginnie Mae Mortgage-Backed Securities are backed by the full faith and credit of the U.S. government.  Principal and interest on agency debentures are guaranteed by the agency issuing the debenture.  Substantially all of the Company’s Investment Securities have an actual or implied “AAA” rating.  The Company faces credit risk on the portions of its portfolio which are not Mortgage-Backed Securities and agency debentures.

Market Risk - Weakness in the mortgage market could adversely affect one or more of the Company’s lenders and could cause one or more of the Company’s lenders to be unwilling or unable to provide additional financing.  This could potentially increase the Company’s financing costs and reduce liquidity.  If one or more major market participants fails, it could negatively impact the marketability of all fixed income securities, including Mortgage-Backed Securities.  This could negatively impact the value of the securities in the Company’s portfolio, thus reducing its net book value.  Furthermore, if many of the Company’s lenders are unwilling or unable to provide additional financing, the Company could be forced to sell its Mortgage-Backed Securities and agency debentures at an inopportune time when prices are depressed. The Company does not anticipate having difficulty converting its assets to cash or extending financing terms due to the fact that its Mortgage-Backed Securities and agency debentures have an actual or implied “AAA” rating and principal payment is guaranteed by Freddie Mac, Fannie Mae, or Ginnie Mae.

Repurchase Agreements - The Company finances the acquisition of its Mortgage-Backed Securities and agency debentures through the use of repurchase agreements.  Repurchase agreements are treated as collateralized financing transactions and are carried at their contractual amounts, including accrued interest, as specified in the respective agreements.   Reverse repurchase agreements and repurchase agreements with the same counterparty and the same maturity are presented net in the statement of financial condition when the terms of the agreements permit netting.

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

Goodwill and Intangible Assets - The Company’s acquisitions of FIDAC and Merganser were accounted for using the purchase method.  Under the purchase method, net assets and results of operations of acquired companies are included in the consolidated financial statements from the date of acquisition. In addition, the costs of FIDAC and Merganser were allocated to the assets acquired, including identifiable intangible assets, and the liabilities assumed based on their estimated fair values at the date of acquisition. The excess of purchase price over the fair value of the net assets acquired was recognized as goodwill.  Goodwill and intangible assets are periodically (but not less frequently than annually) reviewed for potential impairment.  Intangible assets with an estimated useful life are expected to amortize over a 10.2 year weighted average time period.  During the quarters and nine months ended September 30, 2010, and 2009, there were no impairment losses.

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

Broad Transactions

Consolidation (ASC 810)

Effective January 1, 2010, the consolidation standards have been amended by ASU 2009-17.  This amendment updates the existing standard and eliminates the exemption from consolidation of a Qualified Special Purpose Entity (“QSPE”).    The update requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity (“VIE”). The analysis identifies the primary beneficiary of a VIE as the enterprise that has both: a) the power to direct the activities that most significantly impact the entity’s economic performance and b) the obligation to absorb losses or the right to receive benefits from the entity which could potentially be significant to the VIE.  The update requires enhanced disclosures to provide users of financial statements with more transparent information about an enterprises involvement in a VIE.  Further, ongoing assessments of whether an enterprise is the primary beneficiary of a VIE are required.   At this time, the amendment has no material effect on the Company’s consolidated financial statements.

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

Fair Value Measurements and Disclosures (ASC 820)

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

In January 2010, FASB issued guidance (ASU 2010-06) which increased disclosure regarding the fair value of assets.  The key provisions of this guidance include the requirement to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 including a description of the reason for the transfers.  Previously this was only required of transfers between Level 2 and Level 3 assets.  Further, reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities; a class is potentially a subset of the assets or liabilities within a line item in the statement of financial position.  Additionally, disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements are required for either Level 2 or Level 3 assets.  This portion of the guidance was effective for the Company on December 31, 2009. The guidance also requires that the disclosure on any Level 3 assets presents separately information about purchases, sales, issuances and settlements.  In other words, Level 3 assets are presented on a gross basis rather than as one net number.  However, this last portion of the guidance is not effective for the Company until December 31, 2010.  Adoption of this guidance results in increased disclosure in the notes to the Company’s financial statements

Subsequent Events (ASC 855)

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

Transfers and Servicing (ASC 860)

On June 12, 2009, the FASB issued ASU 2009-16, which amended the accounting standards governing the transfer and servicing of financial assets. This amendment  updates the existing standard and eliminates  the concept of a Qualified Special Purpose Entity (“QSPE”); clarifies the surrendering of control to effect sale treatment; and modifies the financial components approach – limiting the circumstances in which a financial asset or portion thereof should be derecognized when the transferor maintains continuing involvement.  It defines the term “Participating Interest”.  Under this standard update, the transferor must recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer, including any retained beneficial interest. Additionally, the amendment requires enhanced disclosures regarding the transferors risk associated with continuing involvement in any transferred assets.   The amendment was effective beginning January 1, 2010.   The Company believes the amendment will have no material effect on the consolidated financial statements.

2.             MORTGAGE-BACKED SECURITIES

The following tables present the Company’s available-for-sale Mortgage-Backed Securities portfolio as of September 30, 2010 and December 31, 2009 which were carried at their fair value:

September 30, 2010	Federal Home Loan Mortgage Corporation	Federal National Mortgage Association	Government National Mortgage Association	Total Mortgage- Backed Securities
	(dollars in thousands)
Mortgage-Backed
Securities, gross	$20,625,317	$50,564,185	$891,087	$72,080,589
Unamortized discount	(13,179)	(16,989)	-	(30,168)
Unamortized premium	512,159	1,753,361	27,893	2,293,413
Amortized cost	21,124,297	52,300,557	918,980	74,343,834

Gross unrealized gains	554,750	1,430,221	33,848	2,018,819
Gross unrealized losses	(30,309)	(158,201)	(2)	(188,512)

Estimated fair value	$21,648,738	$53,572,577	$952,826	$76,174,141

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(dollars in thousands)

Adjustable rate	$11,807,581	$322,885	$(23,666)	$12,106,800

Fixed rate	62,536,253	1,695,934	(164,846)	64,067,341

Total	$74,343,834	$2,018,819	$(188,512)	$76,174,141

December 31, 2009	Federal Home Loan Mortgage Corporation	Federal National Mortgage Association	Government National Mortgage Association	Total Mortgage- Backed Securities
	(dollars in thousands)
Mortgage-Backed
Securities, gross	$18,973,616	$41,836,554	$779,109	$61,589,279
Unamortized discount	(20,210)	(28,167)	-	(48,377)
Unamortized premium	301,700	974,861	20,382	1,296,943
Amortized cost	19,255,106	42,783,248	799,491	62,837,845

Gross unrealized gains	717,749	1,318,066	21,944	2,057,759
Gross unrealized losses	(27,368)	(61,739)	(772)	(89,879)

Estimated fair value	$19,945,487	$44,039,575	$820,663	$64,805,725

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(dollars in thousands)
Adjustable rate	$16,345,988	$513,820	$(68,488)	$16,791,320

Fixed rate	46,491,857	1,543,939	(21,391)	48,014,405

Total	$62,837,845	$2,057,759	$(89,879)	$64,805,725

Actual maturities of Mortgage-Backed Securities are generally shorter than stated contractual maturities because actual maturities of Mortgage-Backed Securities are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.  The following table summarizes the Company’s Mortgage-Backed Securities on September 30, 2010 and December 31, 2009, according to their estimated weighted-average life classifications:

	September 30, 2010		December 31, 2009
Weighted-Average Life	Fair Value	Amortized Cost	Fair Value	Amortized Cost
	(dollars in thousands)
Less than one year	$2,320,970	$2,283,449	$2,796,707	$2,762,873
Greater than one year and less than five years	64,528,094	62,865,355	55,780,372	54,070,493
Greater than or equal to five years	9,325,077	9,195,030	6,228,646	6,004,479

Total	$76,174,141	$74,343,834	$64,805,725	$62,837,845

The weighted-average lives of the Mortgage-Backed Securities at September 30, 2010 and December 31, 2009 in the table above are based upon data provided through subscription-based financial information services, assuming constant principal prepayment rates to the reset date of each security.  The prepayment model considers current yield, forward yield, steepness of the yield curve, current mortgage rates, mortgage rate of the outstanding loans, loan age, margin and volatility.  The actual weighted average lives of the Mortgage-Backed Securities could be longer or shorter than estimated.

The following table presents the gross unrealized losses, and estimated fair value of the Company’s Mortgage-Backed Securities by length of time that such securities have been in a continuous unrealized loss position at September 30, 2010 and December 31, 2009.

	Unrealized Loss Position For: (dollars in thousands)
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
September 30, 2010	$8,886,626	$(186,174)	$197,258	$(2,338)	$9,083,884	$(188,512)

December 31, 2009	$4,818,239	$(22,869)	$2,802,920	$(67,010)	$7,621,159	$(89,879)

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

During the quarter and nine months ended September 30, 2010, the Company sold $2.8 billion and $5.8 billion of Mortgage-Backed Securities, resulting in a realized gain of $61.9 million and $146.6 million, respectively.  During the quarter and nine months ended September 30, 2009, the Company sold $194.3 million and $1.6 billion of Mortgage-Backed Securities, resulting in a realized gain of $591,000 and $8.0 million, respectively.

3.             AGENCY DEBENTURES

At September 30, 2010, the Company owned agency debentures with a carrying value of $2.0 billion, including an unrealized gain of $36.3 million.  At December 31, 2009, the Company owned agency debentures with a carrying value of $915.8 million including an unrealized loss of $3.0 million.

During the quarter and nine months ended September 30, 2010, the Company sold or had called $350.0 million and $1.7 billion of agency debentures, resulting in realized gains of $125,000 and $1.3 million, respectively. The Company had no sales of agency debentures for the quarter and nine months ended September 30, 2009.

4.             INVESTMENT WITH AFFILIATE, AVAILABLE FOR SALE EQUITY SECURITIES

All of the available-for-sale equity securities are shares of Chimera and are reported at fair value.  The Company owned approximately 45.0 million shares of Chimera at a fair value of approximately $177.7 million at September 30, 2010 and approximately 45.0 million shares of Chimera at fair value of approximately $174.5 million at December 31, 2009.  At September 30, 2010 and December 31, 2009, the investment in Chimera had an unrealized gain of $38.8 million and $35.7 million, respectively.  Chimera is externally managed by FIDAC pursuant to a management agreement.

5.             INVESTMENT WITH AFFILIATE, EQUITY METHOD

The Company owns approximately 25% of CreXus and accounts for its investment using the equity method.  CreXus is externally managed by FIDAC pursuant to a management agreement.  The quoted fair value of the Company’s investment in CreXus was $54.5 and $63.2 million at September 30, 2010 and December 31, 2009, respectively.

6.             REVERSE REPURCHASE AGREEMENTS

At September 30, 2010, the Company did not have any amounts outstanding under its reverse repurchase agreement with Chimera.  At December 31, 2009, the Company had lent $259.0 million to Chimera in a reverse repurchase agreement which was callable weekly.  This amount was included in the principal amount which approximates fair value in the Company’s Statements of Financial Condition.  The interest rate at December 31, 2009 was at the rate of 1.72%.  The collateral for this loan was mortgage-backed securities with a fair value of $314.3 million at December 31, 2009.

At September 30, 2010, RCap had outstanding reverse repurchase agreements with non-affiliates of $757.7 million. At December 31, 2009, RCap, in its ordinary course of business, financed through matched reverse repurchase agreements, at market rates, $69.7 million for an entity that is managed by FIDAC pursuant to a management agreement.  At December 31, 2009, RCap had an outstanding reverse repurchase agreement with non-affiliates of $425.0 million.

The Company reports cash flows on reverse repurchase agreements as investment activities in the Statements of Cash Flows.  Cash flows related to RCap’s reverse repurchase agreements activities are reported as operating activities in the Statements of Cash Flows.

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

Available for sale equity securities, U.S. Treasury securities, and futures and options contracts are valued based on quoted prices (unadjusted) in an active market.  Mortgage-Backed Securities and interest rate swaps are valued using quoted prices for similar assets and dealer quotes.  The dealer will incorporate common market pricing methods, including a spread measurement to the Treasury curve or interest rate swap curve as well as underlying characteristics of the particular security including coupon, periodic and life caps, rate reset period and expected life of the security.  Management ensures that current market conditions are represented.  Management compares similar market transactions and comparisons to a pricing model.  The Mortgage-Backed Securities and agency debentures characteristics are as follows:

	Weighted Average Coupon on Fixed Rate Securities	Weighted Average Coupon on Adjustable Rate Securities	Weighted Average Yield on Fixed Rate Securities	Weighted Average Yield on Adjustable Rate Securities	Weighted Average Lifetime Cap on Adjustable Rate Securities	Weighted Average Term to Next Adjustment on Adjustable Rate Securities

At September 30, 2010	5.06%	4.33%	4.10%	2.27%	10.04%	38 months

At December 31, 2009	5.78%	4.55%	4.95%	3.23%	10.09%	33 months

The Company’s financial assets and liabilities carried at fair value on a recurring basis are valued as follows:

	Level 1	Level 2	Level 3
At September 30, 2010	(dollars in thousands)
Assets:
Mortgage-Backed Securities	$-	$76,174,141	-
Agency debentures	-	2,046,371	-
Investment with affiliate	177,682	-	-
U.S. Treasury securities	754,993	-	-
Securities borrowed	251,242	-	-
Other derivative contracts	186	-	-
Liabilities:
Interest rate swaps	-	1,604,639	-
U.S. Treasury securities sold, not yet purchased	691,593	-	-
Securities loaned	251,332	-	-

At December 31, 2009
Assets:
Mortgage-Backed Securities	$-	$64,805,725	-
Agency debentures	-	915,752	-
Investment with affiliate	174,533	-	-
Interest rate swaps	-	5,417	-
Liabilities:
Interest rate swaps	-	533,362	-

The classification of assets and liabilities by level remains unchanged at September 30, 2010, when compared to the previous quarter.

9.             REPURCHASE AGREEMENTS

The Company had outstanding $61.0 billion and $54.6 billion of repurchase agreements with weighted average borrowing rates of 1.94% and 2.11%, after giving effect to the Company’s interest rate swaps, and weighted average remaining maturities of 144 days and 170 days as of September 30, 2010 and December 31, 2009, respectively.  Mortgage-Backed Securities and agency debentures pledged as collateral under these repurchase agreements and interest rate swaps had an estimated fair value of $65.7 billion at September 30, 2010 and $57.9 billion at December 31, 2009.

At September 30, 2010 and December 31, 2009, the repurchase agreements had the following remaining maturities:

	September 30, 2010	December 31, 2009
	(dollars in thousands)
1 day	$4,807,326	$-
2 to 29 days	26,297,059	38,341,206
30 to 59 days	10,726,047	7,163,255
60 to 89 days	2,596,970	192,005
90 to 119 days	8,314,013	139,966
Over 120 days	8,299,253	8,761,697
Total	$61,040,668	$54,598,129

The Company did not have an amount at risk greater than 10% of the equity of the Company with any counterparty as of September 30, 2010 or December 31, 2009.

The Company has entered into structured term repurchase agreements which provide the counterparty with the right to call the balance prior to maturity date.  These repurchase agreements totaled $6.6 billion and the fair value of the option to call was ($410.8 million) at September 30, 2010.  The repurchase agreements totaled $7.0 billion and the fair value of the option to call was ($352.4 million) at December 31, 2009.  Management has determined that the call option is not required to be bifurcated as it is deemed clearly and closely related to the debt instrument, therefore the fair value of the option is not recorded in the consolidated financial statements.

The structured term repurchase agreements are modeled and priced such that the Company pays fixed interest rates to the counterparty and receives floating interest rates. The counterparty has the option to cancel the swap after an initial lockout period. Therefore the structured repurchase agreements are priced as a combination of an interest rate swap with an embedded call option.

Additionally, as of September 30, 2010 the Company has entered into a repurchase agreement with a term of over one year.  The amount of the repurchase agreement is $500 million and it has an estimated fair value of ($22.3 million).

The Company reports cash flows from repurchase agreements as financing activities in the Statements of Cash Flows.  Cash flows related to RCap’s repurchase agreement activities are reported as operating activities in the Statements of Cash Flows.

10.           DERIVATIVE INSTRUMENTS

In connection with the Company’s interest rate risk management strategy, the Company economically hedges a portion of its interest rate risk by entering into derivative financial instrument contracts.  As of September 30, 2010, such instruments are comprised of interest rate swaps, which in effect modify the cash flows on repurchase agreements.  The use of interest rate swaps creates exposure to credit risk relating to potential losses that could be recognized if the counterparties to these instruments fail to perform their obligations under the contracts.  In the event of a default by the counterparty, the Company could have difficulty obtaining its Mortgage-Backed Securities pledged as collateral for swaps.  The Company does not anticipate any defaults by its counterparties.

The Company’s swaps are used to lock in the fixed rate related to a portion of its current and anticipated future 30-day term repurchase agreements.

In connection with RCap’s proprietary trading activities, it has entered into U.S. Treasury, Eurodollar, and federal funds futures and options contracts for speculative or hedging purposes. RCap invests in futures and options contracts for economic hedging purposes to reduce exposure to changes in yields of its U.S Treasury securities and for speculative purposes to achieve capital appreciation.  The use of futures and options contracts creates exposure to credit risk relating to potential losses that could be recognized if the counterparties to these instruments fail to perform their obligations under the contracts.  RCap executes these trades as a customer of an appropriately licensed futures and options broker dealer.

The location and fair value of derivative instruments reported in the Consolidated Statement of Financial Condition as of September 30, 2010 and December 31, 2009 are as follows:

	Location on Statement of Financial Condition	Notional Amount	Net Estimated Fair Value/Carrying Value
	(dollars in thousands)
Interest rate swaps
September 30, 2010	Liabilities	$25,879,100	$(1,604,639)
September 30, 2010	Assets	-	-
December 31, 2009	Liabilities	$18,823,300	$(533,362)
December 31, 2009	Assets	$2,700,000	$5,417

Other derivative contracts
September 30, 2010	Liabilities	-
September 30, 2010	Assets	$186

The effect of derivatives on the Statement of Operations and Comprehensive Income is as follows:
	Interest Expense	Unrealized (Loss) Gain
	(dollars in thousands)
Interest rate swaps
For the Quarter Ended September 30, 2010	$188,636	$(448,253)
For the Quarter Ended September 30, 2009	$183,124	$(128,687)
For the Nine Months Ended September 30, 2010	$545,009	$(1,158,023)
For the Nine Months Ended September 30, 2009	$534,763	$137,065

	Realized Loss	Unrealized Gain (Loss)
Other derivative contracts	(dollars in thousands)
For the Quarter Ended September 30, 2010	$(1,248)	$91
For the Nine Months Ended September 30, 2010	$(2,266)	$(125)

The weighted average pay rate on the Company’s interest rate swaps at September 30, 2010 was 3.34% and the weighted average receive rate was 0.31%.  The weighted average pay rate at September 30, 2009 was 3.98% and the weighted average receive rate was 0.28%.

11.           CONVERTIBLE SENIOR NOTES

During the nine months ended September 30, 2010, the Company issued $600.0 million in aggregate principal amount of its 4% Convertible Senior Notes due 2015 (“Convertible Senior Notes”) for net proceeds following expenses of approximately $582.0 million.  Interest on the Convertible Senior Notes is paid semi-annually at a rate of 4% per year and the Convertible Senior Notes will mature on February 15, 2015 unless earlier repurchased or converted.  The Convertible Senior Notes are convertible into shares of Common Stock at an initial conversion rate and conversion rate at September 30, 2010 of 46.6070 and 52.2040, respectively, shares of Common Stock per $1,000 principal amount of Convertible Senior Notes, which is equivalent to an initial conversion price of approximately $21.4560 and a conversion price of September 30, 2010 of approximately $19.1556 per share of Common Stock, subject to adjustment in certain circumstances.  The market value at September 30, 2010 was $661.3 million, based on closing price.

12.           PREFERRED STOCK AND COMMON STOCK

(A)	Common Stock Issuances

On July 13, 2010 the Company entered into an agreement pursuant to which it sold 60,000,000 shares of its common stock for net proceeds following underwriting expenses of approximately $1.0 billion. This transaction settled on July 19, 2010.

During the quarter and nine months ended September 30, 2010, 79,000 and 227,000 options were exercised under the Long-Term Stock Incentive Plan, or Incentive Plan, for an aggregate exercise price of $1.0 million and $2.8 million, respectively.

During the quarter and nine months ended September 30, 2010, 297,000 and 298,000 shares of Series B Preferred Stock were converted into 741,000 and 743,000 shares of common stock, respectively.

During the quarter and nine months ended September 30, 2010, the Company raised $691,000 and $117.2 million by issuing 39,000 and 6.6 million shares, respectively, through the Direct Purchase and Dividend Reinvestment Program.

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

(B) Preferred Stock

At September 30, 2010 and December 31, 2009, the Company had issued and outstanding 7,412,500 shares of Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”), with a par value $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The Series A Preferred Stock must be paid a dividend at a rate of 7.875% per year on the $25.00 liquidation preference before the common stock is entitled to receive any dividends. The Series A Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not declared) exclusively at the Company's option commencing on April 5, 2009 (subject to the Company's right under limited circumstances to redeem the Series A Preferred Stock earlier in order to preserve its qualification as a REIT). The Series A Preferred Stock is senior to the Company's common stock and is on parity with the Series B Preferred Stock with respect to dividends and distributions, including distributions upon liquidation, dissolution or winding up. The Series A Preferred Stock generally does not have any voting rights, except if the Company fails to pay dividends on the Series A Preferred Stock for six or more quarterly periods (whether or not consecutive). Under such circumstances, the Series A Preferred Stock, together with the Series B Preferred Stock, will be entitled to vote to elect two additional directors to the Board, until all unpaid dividends have been paid or declared and set apart for payment. In addition, certain material and adverse changes to the terms of the Series A Preferred Stock cannot be made without the affirmative vote of holders of at least two-thirds of the outstanding shares of Series A Preferred Stock and Series B Preferred Stock. Through September 30, 2010, the Company had declared and paid all required quarterly dividends on the Series A Preferred Stock.

At September 30, 2010 and December 31, 2009, the Company had issued and outstanding 2,306,537 and 2,604,614 shares, respectively, of Series B Cumulative Convertible Preferred Stock (“Series B Preferred Stock”), with a par value $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The Series B Preferred Stock must be paid a dividend at a rate of 6% per year on the $25.00 liquidation preference before the common stock is entitled to receive any dividends.

The Series B Preferred Stock is not redeemable. The Series B Preferred Stock is convertible into shares of common stock at a conversion rate that adjusts from time to time upon the occurrence of certain events, including if the Company distributes to its common shareholders in any calendar quarter cash dividends in excess of $0.11 per share. Initially, the conversion rate was 1.7730 shares of common shares per $25 liquidation preference.   At September 30, 2010 and December 31, 2009, the conversion ratio was 2.5784 and 2.3449 shares of common stock per $25 liquidation preference, respectively.  Commencing April 5, 2011, the Company has the right in certain circumstances to convert each Series B Preferred Stock into a number of common shares based upon the then prevailing conversion rate. The Series B Preferred Stock is also convertible into common shares at the option of the Series B preferred shareholder at anytime at the then prevailing conversion rate. The Series B Preferred Stock is senior to the Company's common stock and is on parity with the Series A Preferred Stock with respect to dividends and distributions, including distributions upon liquidation, dissolution or winding up. The Series B Preferred Stock generally does not have any voting rights, except if the Company fails to pay dividends on the Series B Preferred Stock for six or more quarterly periods (whether or not consecutive). Under such circumstances, the Series B Preferred Stock, together with the Series A Preferred Stock, will be entitled to vote to elect two additional directors to the Board, until all unpaid dividends have been paid or declared and set apart for payment. In addition, certain material and adverse changes to the terms of the Series B Preferred Stock cannot be made without the affirmative vote of holders of at least two-thirds of the outstanding shares of Series B Preferred Stock and Series A Preferred Stock. Through September 30, 2010, the Company had declared and paid all required quarterly dividends on the Series B Preferred Stock.  During the quarter and nine months ended September 30, 2010, 297,000 and 298,000 shares of Series B Preferred Stock were converted into 741,000 and 743,000 shares of common stock, respectively.  During the year ended December 31, 2009, 1.4 million shares of Series B Preferred Stock were converted into 2.8 million shares of common stock.

 (C) Distributions to Shareholders

During the quarter and nine months ended September 30, 2010, the Company declared dividends to common shareholders totaling $422.0 million or $0.68 per share and $1.2 billion or $2.01 per share, respectively, of which $422.0 million was paid to shareholders on October 28, 2010.  During the quarter and nine months ended September 30, 2010, the Company declared dividends to Series A Preferred shareholders totaling approximately $3.6 million or $0.492188 per share and $10.9 million or $1.4766 per share and Series B shareholders totaling approximately $867,000 or $0.375 per share and $2.8 million or $1.125, respectively.

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

13.           NET INCOME PER COMMON SHARE

The following table presents a reconciliation of the net income and shares used in calculating basic and diluted earnings per share for the quarters and nine months ended September 30, 2010 and 2009.

	For the Quarters Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Net (loss) income (related) attributable to controlling interest	$(14,060)	$285,189	$48,776	$1,232,136
Less: Preferred stock dividends	4,515	4,625	13,765	13,876
Net (loss) income (related) available to common shareholders, prior to adjustment for Series B dividends and Convertible Senior Notes interest, if necessary	$(18,575)	$280,564	$35,011	$1,218,260
Add: Preferred Series B dividends, if Series B shares are dilutive	-	977	-	2,930
Net (loss) income (related) available to common shareholders, as adjusted	$(18,575)	$281,541	$35,011	$1,221,190
Weighted average shares of common stock outstanding-basic	611,905	547,611	575,742	544,970
Add: Effect of dilutive stock options	-	48	217	227
Add: Effect of Series B Cumulative Convertible Preferred Stock	-	5,717	-	5,717
Weighted average shares of common stock outstanding-diluted	611,905	553,376	575,959	550,914

Options to purchase 572,000 and 566,000 shares of common stock were outstanding and considered anti-dilutive as their exercise price exceeded the average stock price for the quarter and nine months ended September 30, 2010, respectively.  Options to purchase 1.1 million and 4.5 million shares of common stock were outstanding and considered anti-dilutive as their exercise price exceeded the average stock price for the quarter and nine months ended September 30, 2009, respectively.

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

	For the Nine Months Ended
	September 30, 2010		September 30, 2009
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding at the beginning of period	7,271,503	$15.20	5,180,164	$15.87
Granted	7,500	17.24	2,537,000	13.26
Exercised	(226,791)	12.54	(97,712)	10.67
Forfeited	(14,400)	14.85	(10,000)	15.61
Expired	(6,250)	18.26	(11,250)	17.32
Options outstanding at the end of period	7,031,562	$15.28	7,598,202	$15.06
Options exercisable at the end of period	3,961,568	$16.04	2,196,377	$16.23

The weighted average remaining contractual term was approximately 6.9 years for stock options outstanding and approximately 5.8 years for stock options exercisable as of September 30, 2010.  As of September 30, 2010, there was approximately $10.0 million of total unrecognized compensation cost related to nonvested share-based compensation awards.  That cost is expected to be recognized over a weighted average period of 2.2 years.

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

During the quarter and nine months ended September 30, 2010, the Company’s taxable REIT subsidiaries recorded $2.4 million and $5.4 million, respectively, of income tax expense for income attributable to those subsidiaries, and the portion of earnings retained based on Code Section 162(m) limitations.  During the quarter and nine months ended September 30, 2010, the Company recorded $8.6 million and $21.8 million, respectively, of income tax expense for a portion of earnings retained based on Section 162(m) limitations.  The effective tax rate was 52% for the nine months ended September 30, 2010.

            During the quarter and nine months ended September 30, 2009, the Company’s taxable REIT subsidiaries recorded $3.3 million and $5.4 million, respectively, of income tax expense for income attributable to those subsidiaries, and the portion of earnings retained based on Code Section 162(m) limitations.  During the quarter and nine months ended September 30, 2009, the Company recorded $6.4 million and $18.5 million, respectively, of income tax expense for a portion of earnings retained based on Section 162(m) limitations.  The effective tax rate was 53% for the nine months ended September 30, 2009.

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

16.           LEASE COMMITMENTS AND CONTINGENCIES

Commitments

The Company has a non-cancelable lease for office space which commenced in May 2002 and expires in December 2015.  Merganser has a non-cancelable lease for office space, which commenced on May 2003 and expires in May 2014.  Merganser subleases a portion of its leased space to a subtenant.  FIDAC has a lease for office space which commenced in October 2010 and expires in February 2016. The Company’s aggregate future minimum lease payments total $9.2 million.   The following table details the lease payments.

Year Ending December	Lease Commitment	Sublease Income	Net Amount
	(dollars in thousands)
2010 (remaining)	$573	$42	$531
2011	2,294	169	2,125
2012	2,294	70	2,224
2013	2,294	-	2,294
2014	1,866	-	1,866
Later years	192	-	192
	$9,513	$281	$9,232

Contingencies

From time to time, the Company is involved in various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company’s consolidated financial statements and therefore no accrual is required as of September 30, 2010 and December 31, 2009.

Merganser’s prior owners may receive additional consideration under the merger agreement.  The Company expects to pay approximately $14.1 million of this earn-out during the fourth quarter of 2010.  The Company cannot currently calculate how much additional consideration will be paid under the earn-out provisions because the payment amount will vary depending upon whether and the extent to which Merganser achieves specific performance goals. The additional earn-out consideration will be paid during 2012 if Merganser meets specific performance goals under the merger agreement. All amounts paid under this provision will be recorded as additional goodwill.

17.           INTEREST RATE RISK

The primary market risk to the Company is interest rate risk.  Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond the Company’s control.  Changes in the general level of interest rates can affect net interest income, which is the difference between the interest income earned on interest-earning assets and the interest expense incurred in connection with the interest-bearing liabilities, by affecting the spread between the interest-earning assets and interest-bearing liabilities.  Changes in the level of interest rates also can affect the value of the interest-earning assets and the Company’s ability to realize gains from the sale of these assets.  A decline in the value of the Mortgage-Backed Securities and agency debentures pledged as collateral for borrowings under repurchase agreements could result in the counterparties demanding additional collateral pledges or liquidation of some of the existing collateral to reduce borrowing levels.  Liquidation of collateral at losses could have an adverse accounting impact, as discussed in Note 1.

The Company seeks to manage the extent to which net income changes as a function of changes in interest rates by matching adjustable-rate assets with variable-rate borrowings.  The Company may seek to mitigate the potential impact on net income of periodic and lifetime coupon adjustment restrictions in the portfolio of Mortgage-Backed Securities and agency debentures by entering into interest rate agreements such as interest rate caps and interest rate swaps. As of September 30, 2010 and December 31, 2009 the Company entered into interest rate swaps to pay a fixed rate and receive a floating rate of interest, with a total notional amount of $25.9 billion and $21.5 billion, respectively.

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

18.           RELATED PARTY TRANSACTIONS

At September 30, 2010, the Company had $14.3 billion of repurchase agreements outstanding with RCap.  The weighted average interest rate is 0.34% and the terms are one to three months.  These agreements are collateralized by Mortgage-Backed Securities, with an estimated market value of $15.0 billion. For the quarter and nine months ended September 30, 2010, RCap earned $13.6 and $32.5 million in interest income from the Company, respectively.

At December 31, 2009, the Company had lent $259.0 million to Chimera in a reverse repurchase agreement which was callable weekly.  This amount is included in the principal amount which approximates fair value in the Company’s Statement of Financial Condition.  The interest rate at December 31, 2009 was at the rate of 1.72%.

On April 15, 2009, the Company purchased approximately 25.0 million shares of Chimera common stock at a price of $3.00 for aggregate proceeds of approximately $74.9 million.  On May 27, 2009, the Company purchased approximately 4.7 million shares of Chimera common stock at a price of $3.22 for aggregate proceeds of approximately $15.2 million.  Chimera is managed by FIDAC, and the Company owned approximately 5.1% of Chimera's common stock at September 30, 2010.

On September 22, 2009, the Company acquired 4,527,778 shares of CreXus’s common stock at a price of $15.00 per share.  The Company owns approximately 25% of CreXus at September 30, 2010 and accounts for its investment using the equity method.

RCap acted as a book-running manager in Chimera’s underwritten public offering of 115 million shares of its common stock, which was completed on June 28, 2010.  In connection with this offering, RCap recognized income from underwriting of $500,000.

RCap acted as a book-running manager in the Company’s underwritten public offering of 60 million shares of its common stock, which was completed on July 19, 2010.  In connection with this offering, RCap recognized income from underwriting of $915,000.

19.          RCAP REGULATORY REQUIREMENTS

RCap is subject to regulations of the securities business that include but are not limited to trade practices, use and safekeeping of funds and securities, capital structure, recordkeeping, and conduct of directors, officers and employees.

As a self clearing, registered broker dealer, RCap is subject to the minimum net capital requirements of the Financial Industry Regulatory Authority (“FINRA”).  As of September 30, 2010, RCap had a minimum net capital requirement of $753,000 and would be required to notify FINRA if capital was to fall below the early warning threshold of $904,000.  RCap consistently operates with capital significantly in excess of its regulatory capital requirements. RCap’s regulatory net capital as defined by SEC Rule 15c3-1, as of September 30, 2010 was $178.9 million with excess net capital of $178.0 million.

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

Overview

We are a real estate investment trust, or REIT, that owns, manages, and finances a portfolio of real estate related investment securities, including mortgage pass-through certificates, collateralized mortgage obligations (or CMOs), agency callable debentures, and other securities representing interests in or obligations backed by pools of mortgage loans.  Our principal business objective is to generate net income for distribution to our stockholders from the spread between the interest income on our interest-earning assets and the costs of borrowing to finance our acquisition of interest-earning assets and from dividends we receive from our subsidiaries.  Our wholly-owned subsidiaries offer diversified real estate, asset management and other financial services.  FIDAC and Merganser are our wholly-owned taxable REIT subsidiaries that are registered investment advisors that generate advisory and service fee income.  RCap is our wholly-owned broker dealer taxable REIT subsidiary that generates fee income.

We are primarily engaged in the business of investing, on a leveraged basis, in mortgage pass-through certificates, CMOs and other mortgage-backed securities representing interests in or obligations backed by pools of mortgage loans issued or guaranteed by Federal Home Loan Mortgage Corporation (Freddie Mac), Federal National Mortgage Association (Fannie Mae) and the Government National Mortgage Association (Ginnie Mae and together with Freddie Mac and Fannie Mae the Agencies) (collectively, Mortgage-Backed Securities).  We also invest in Federal Home Loan Bank (FHLB), Freddie Mac and Fannie Mae debentures.  The Mortgage-Backed Securities, agency debentures, U.S. treasury securities, securities borrowed, and equity securities are referred to herein as “Investment Securities.”

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

The results of our operations are affected by various factors, many of which are beyond our control.  Our results of operations primarily depend on, among other things, our net interest income, the market value of our assets and the supply of and demand for such assets.  Our net interest income, which reflects the amortization of purchase premiums and accretion of discounts, varies primarily as a result of changes in interest rates, borrowing costs and prepayment speeds, the behavior of which involves various risks and uncertainties.  Prepayment speeds, as reflected by the Constant Prepayment Rate, or CPR, and interest rates vary according to the type of investment, conditions in financial markets, competition and other factors, none of which can be predicted with any certainty.  In general, as prepayment speeds on our Mortgage-Backed Securities portfolio increase, related purchase premium amortization increases, thereby reducing the net yield on such assets.  The CPR on our Mortgage-Backed Securities and agency debentures portfolio averaged 20% and 21% for the quarters ended September 30, 2010 and 2009, respectively.  Since changes in interest rates may significantly affect our activities, our operating results depend, in large part, upon our ability to effectively manage interest rate risks and prepayment risks while maintaining our status as a REIT.

  The table below provides quarterly information regarding our average balances, interest income, yield on assets, average interest-bearing liabilities, interest expense, cost of funds, net interest income and net interest rate spreads for the quarterly periods presented.
	Average Interest-Earning Assets (1)	Total Interest Income	Yield on Average Interest-Earning Assets	Average Interest-Bearing Liabilities	Interest Expense	Average Cost of Funds	Net Interest Income	Net Interest Rate Spread
(ratios for the quarters have been annualized, dollars in thousands)
Quarter Ended September 30, 2010	$69,242,085	$702,976	4.06%	$62,034,137	$302,568	1.95%	$400,408	2.11%
Quarter Ended June 30, 2010	$61,952,037	$643,682	4.16%	$56,190,308	$280,242	2.00%	$363,440	2.16%
Quarter Ended March 31, 2010	$61,983,900	$654,389	4.22%	$55,298,875	$276,509	2.00%	$377,880	2.22%
Quarter Ended December 31, 2009	$62,128,320	$751,663	4.84%	$55,919,885	$286,764	2.05%	$464,899	2.79%
Quarter Ended September 30, 2009	$60,905,025	$744,523	4.89%	$54,914,435	$307,777	2.24%	$436,746	2.65%
Quarter Ended June 30, 2009	$56,420,189	$710,401	5.04%	$50,114,663	$322,596	2.57%	$387,805	2.47%
Quarter Ended March 31, 2009	$54,763,268	$716,015	5.23%	$48,497,444	$378,625	3.12%	$337,390	2.11%
(1) Does not reflect unrealized gains/(losses) or premiums and discounts.

The following table presents the CPR experienced on our Mortgage-Backed Securities portfolio, on an annualized basis, for the quarterly periods presented.

Quarter Ended	CPR
September 30, 2010	20%
June 30, 2010	32%
March 31, 2010	34%
December 31, 2009	19%
September 30, 2009	21%

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

Recent Developments

The credit crisis which commenced in August 2007 appears to have begun to recover.  During this period of market dislocation, fiscal and monetary policymakers established new liquidity facilities for primary dealers and commercial banks, reduced short-term interest rates, and passed legislation intended to address the challenges of mortgage borrowers and lenders.  This legislation, the Housing and Economic Recovery Act of 2008, seeks to forestall home foreclosures for distressed borrowers and assist communities with foreclosure problems.

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

In addition to FHFA becoming the conservator of Fannie Mae and Freddie Mac, the Treasury and FHFA  entered into Preferred Stock Purchase Agreements (PSPAs) between the Treasury and Fannie Mae and Freddie Mac pursuant to which the Treasury will ensure that each of Fannie Mae and Freddie Mac maintains a positive net worth.  On December 24, 2009, the Treasury amended the terms of the PSPAs with Fannie Mae and Freddie Mac to remove the $200 billion per institution limit established under the PSPAs until the end of 2012.  The Treasury also amended the PSPAs with respect to the requirements for Fannie Mae and Freddie Mac to reduce their portfolios.

The Emergency Economic Stabilization Act of 2008, or EESA, was also enacted.  The EESA provided the U.S. Secretary of the Treasury with the authority to establish a Troubled Asset Relief Program, or TARP, to purchase from financial institutions up to $700 billion of equity or preferred securities, residential or commercial mortgages and any securities, obligations, or other instruments that are based on or related to such mortgages, that in each case was originated or issued on or before March 14, 2008, as well as any other financial instrument that the U.S. Secretary of the Treasury, after consultation with the Chairman of the Board of Governors of the Federal Reserve System, determined the purchase of which was necessary to promote financial market stability, upon transmittal of such determination, in writing, to the appropriate committees of the U.S. Congress.  The EESA also provided for a program that would allow companies to insure their troubled assets.

In addition, the Government, the Board of Governors of the Federal Reserve System, or Federal Reserve, and other governmental and regulatory bodies have taken other actions to address the financial crisis.  The Term Asset-Backed Securities Loan Facility, or TALF, was first announced by the U.S. Department of Treasury, or the Treasury, on November 25, 2008, and was expanded in size and scope since its initial announcement.  Under the TALF, the Federal Reserve Bank of New York made non-recourse loans to borrowers to fund their purchase of eligible assets.   The Federal Reserve Bank of New York stopped accepting applications for credit under the TALF program on June 30, 2010.

In November 2008, the Federal Reserve announced an expansion of its open-market operations to support the credit markets through the purchase of up to $100 billion in Agency debt and $500 billion in Agency Mortgage-Backed Securities. In March 2009, the Federal Reserve further expanded the program to include purchases of up to $300 billion of longer-term Treasury securities and increased its total purchases of Agency debt and Mortgage-Backed Securities to $200 billion and $1.25 trillion, respectively. These purchases were completed by March 31, 2010.

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

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (or the Dodd-Frank Act).  The Dodd-Frank Act provides for new regulations on financial institutions and creates new supervisory and advisory bodies, including the new Consumer Financial Protection Bureau.  The Dodd-Frank Act tasks many agencies with issuing a variety of new regulations, including rules related to mortgage origination and servicing, securitization and derivatives.  Because a significant number of regulations under the Dodd-Frank Act have either not yet been proposed or not yet been adopted in final form, it is not possible for us to predict how the Dodd-Frank Act will impact our business.

There can be no assurance that the EESA, TALF, PPIP, the Dodd-Frank Act or other policy initiatives will have a beneficial impact on the financial markets.  We cannot predict whether or when such actions may occur or what impact, if any, such actions could have on our business, results of operations and financial condition.

Market conditions could adversely affect one or more of our lenders and could cause one or more of our lenders to be unwilling or unable to provide us with additional financing.  This could potentially increase our financing costs and reduce liquidity.  If one or more major market participants fails, it could negatively impact the marketability of all fixed income securities, including Agency mortgage-backed securities, and this could negatively impact the value of the securities in our portfolio, thus reducing its net book value.  Furthermore, if many of our lenders are unwilling or unable to provide us with additional financing, we could be forced to sell our Mortgage-Backed Securities at an inopportune time when prices are depressed.  We do not anticipate having difficulty converting our assets to cash or extending financing, due to the fact that our Mortgage-Backed Securities have an actual or implied “AAA” rating and principal payment is guaranteed.

Earlier this year, Freddie Mac and Fannie Mae began purchasing seriously delinquent mortgage loans out of securities that they currently guarantee.  The loans which they consider seriously delinquent are those loans that are more than 120 days past due.  The repurchases materially impacted the rate of principal prepayments on our Agency mortgage-backed securities guaranteed by Fannie Mae and Freddie Mac because of higher premium amortization expense, a decline in higher yielding Agency mortgage-backed securities assets and an increase in lower yielding investments.  As of September 30, 2010, we had net purchase premiums of $2.3 billion, or 3.1% of current par value, on our Mortgage-Backed Securities.  In addition, the U.S. Government, the Board of Governors of the Federal Reserve System, or Federal Reserve, and other governmental and regulatory bodies may take other actions in the future to address the financial crisis and recovery from the crisis.

Market conditions are evolving on a number of fronts. Regulatory and technical dynamics continue to develop, and monetary policy initiatives, including the prospect of additional large scale asset purchases by the Federal Reserve, continue to support asset prices and lower yields across a wide range of market sectors, including ours.

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

Repurchase Agreements:  We finance the acquisition of our Mortgage-Backed Securities and agency debentures through the use of repurchase agreements.  Repurchase agreements are treated as collateralized financing transactions and are carried at their contractual amounts, including accrued interest, as specified in the respective agreements.  Repurchase agreements entered into by RCap are matched with reverse repurchase agreements and are recorded on trade date with the duration of such repurchase agreements mirroring those of the matched reverse repurchase agreements.  These repurchase agreements entered into by RCap are recorded at the contract amount and margin calls are filled by RCap as required based on any deficiencies in collateral versus the contract price.  RCap generates income from the spread between what is earned on the reverse repurchase agreements and what is paid on the repurchase agreements.  Intercompany transactions are eliminated in the consolidated statement of financial condition, consolidated statement of operations, and consolidated statement of cash flows.  Cash flows related to RCap’s repurchase agreements are included in cash flows from operating activity.

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

Broad Transactions

Consolidation (ASC 810)

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

Fair Value Measurements and Disclosures (ASC 820)

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

In January 2010, FASB issued guidance (ASU 2010-06) which increases disclosure regarding the fair value of assets.  The key provisions of this guidance include the requirement to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 including a description of the reason for the transfers.  Previously this was only required of transfers between Level 2 and Level 3 assets.  Further, reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities; a class is potentially a subset of the assets or liabilities within a line item in the statement of financial position.  Additionally, disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements are required for either Level 2 or Level 3 assets.  This portion of the guidance is effective for us on December 31, 2009. The guidance also requires that the disclosure on any Level 3 assets presents separately information about purchases, sales, issuances and settlements.  In other words, Level 3 assets are presented on a gross basis rather than as one net number.  However, this last portion of the guidance is not effective for us until December 31, 2010.  Adoption of this guidance results in increased disclosure in the notes to our financial statements.

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

Transfers and Servicing (ASC 860)

On June 12, 2009, the FASB issued guidance an amendment update to the accounting standards governing the transfer and servicing of financial assets. This amendment  updates the existing standard and eliminates the concept of a QSPE; clarifies the surrendering of control to effect sale treatment; and modifies the financial components approach – limiting the circumstances in which a financial asset or portion thereof should be derecognized when the transferor maintains continuing involvement.  It defines the term “Participating Interest.”  Under this standard update, the transferor must recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer, including any retained beneficial interest. Additionally, the amendment requires enhanced disclosures regarding the transferors risk associated with continuing involvement in any transferred assets.   The amendment was effective beginning January 1, 2010.  We have determined the amendment has no material effect on our consolidated financial statements.

Results of Operations:

Net (Loss) Income Summary

For the quarter ended September 30, 2010, our net loss was $14.1 million or $0.03 basic income per average share related to common shareholders, as compared to net income of $285.2 million or $0.51 basic net income per average share for the quarter ended September 30, 2009.  Net income per average share decreased by $0.54 per average share available to common shareholders and total net income decreased by $299.3 million for the quarter ended September 30, 2010, when compared to the quarter ended September 30, 2009.  We attribute the decrease in net income for the quarter ended September 30, 2010 from the quarter ended September 30, 2009 to unrealized losses related to interest rate swaps of $448.3 million for the quarter ended September 30, 2010, as compared to an unrealized loss of $128.7 million for the quarter ended September 30, 2009.

For the nine months ended September 30, 2010, our net income was $48.8 million, or $0.06 net income per average share available to common shareholders, as compared to net income of $1.2 billion, or $2.24 net income per average share available to common shareholders for the nine months ended September 30, 2009.  We attribute the decrease in net income for the nine months ended September 30, 2010 from the nine months ended September 30, 2009 primarily to unrealized loss related to interest rate swaps of $1.2 billion, as compared to an unrealized gain on interest rate swaps of $137.1 million for the nine months ended September 30, 2009.

Net Income (Loss) Summary
(dollars in thousands, except for per share data)

	Quarter Ended September 30, 2010	Quarter Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Interest income:
Mortgage-Backed Securities and agency debentures	$700,964	$744,523	$1,997,681	$2,170,939
Securities loaned	1,261	-	2,575	-
U.S. Treasury Securities	751	-	791	-
Total interest income	702,976	744,523	2,001,047	2,170,939

Interest expense:
Repurchase agreements	105,393	124,653	294,457	474,235
Interest rate swaps	188,636	183,124	545,009	534,763
Convertible Senior Notes	7,033	-	17,194	-
Securities borrowed	1,047	-	2,176	-
U.S. Treasury Securities sold, not yet purchased	459	-	483	-
Total interest expense	302,568	307,777	859,319	1,008,998

Net interest income	400,408	436,746	1,141,728	1,161,941

Other (loss) income:
Investment advisory and service fees	15,343	14,620	41,752	34,117
Gain on sale of Mortgage-Backed Securities and agency debentures	61,986	591	147,989	7,978
Dividend income	8,097	5,398	23,391	9,537
Unrealized (loss) gain on interest rate swaps	(448,253)	(128,687)	(1,158,023)	137,065
Net gain on trading securities	1,082	-	1,159	-
Income from underwriting	915	-	1,415	-
Total other (loss) income	(360,830)	(108,078)	(942,317)	188,697
Expenses:
Distribution fees	-	478	360	1,338
General and administrative expenses	43,430	33,344	124,991	93,272
Total expenses	43,430	33,822	125,351	94,610

(Loss) Income before income from equity method and income taxes	(3,852)	294,846	74,060	1,256,028

Income from equity method investment	868	-	1,943	-

Income taxes	(11,076)	(9,657)	(27,227)	(23,892)

Net (loss) income	(14,060)	285,189	48,776	1,232,136

Dividends on preferred stock	4,515	4,625	13,765	13,876

Net (loss) income (related) available to common shareholders	$(18,575)	$280,564	35,011	$1,218,260

Weighted average number of basic common shares outstanding	611,904,518	547,611,480	575,742,043	544,970,392
Weighted average number of diluted common shares outstanding	611,904,518	553,376,285	575,958,563	550,913,871

Basic net (loss) income (related) available to per average common share	$(0.03)	$0.51	$0.06	$2.24
Diluted net (loss) income (related) available to per average common share	$(0.03)	$0.51	$0.06	$2.22

Average total assets	$78,046,300	$69,214,967	$74,547,025	$64,185,666
Average equity	$9,669,606	$9,050,525	$9,650,309	$8,400,890

(Loss) return on average total assets	(0.07%)	1.65%	0.09%	2.56%
(Loss) return on average equity	(0.58%)	12.60%	0.67%	19.56%

Interest Income and Average Earning Asset Yield

We had average earning assets of $69.2 billion for the quarter ended September 30, 2010.  We had average earning assets of $60.9 billion for the quarter ended September 30, 2009.  Our primary source of income is interest income.  Our interest income was $703.0 million for the quarter ended September 30, 2010 and $744.5 million for the quarter ended September 30, 2009.  The yield on average interest-earning assets was 4.06%, and 4.89% for the quarters ended September 30, 2010 and 2009, respectively. The prepayment speeds decreased to an average of 20% CPR for the quarter ended September 30, 2010 from an average of 21% CPR for the quarter ended September 30, 2009.  For the quarter ended September 30, 2010, as compared to the quarter ended September 30, 2009, interest income declined by $41.5 million due to the decline in yield on average earning assets of 83 basis points.  Even though the average earning assets increased by $8.3 billion, interest income declined due to the reduction in yield on earning assets.

We had average earning assets of $64.4 billion and $57.4 billion for the nine months ended September 30, 2010 and 2009, respectively.  Our interest income was $2.0 billion for the nine months ended September 30, 2010 and $2.2 billion for the nine months ended September 30, 2009.  The yield on average interest-earning assets decreased from 5.05% for the nine months ended September 30, 2009 to 4.14% for the nine months ended September 30, 2010.  Our average earning asset balance increased by $7.0 billion and interest income decreased by $2.0 million for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 due to the decline in yield on average interest-earning assets of 91 basis points.  The decline in yield was, in part, due to Freddie Mac and Fannie Mae purchasing seriously delinquent mortgage loans out of our Mortgage-Backed Securities portfolio during the first half of the year, which resulted in prepayment speeds increasing to an average of 29% CPR for the nine months ended September 30, 2010 from an average of 19% CPR for the nine months ended September 30, 2009.

Interest Expense and the Cost of Funds

Our largest expense is the cost of interest-bearing liabilities.  Interest-bearing liabilities include repurchase agreements, convertible senior notes, U.S. treasury securities sold, not yet purchased, and securities loaned.  We had average interest-bearing liabilities of $62.0 billion and total interest expense of $302.6 million for the quarter ended September 30, 2010.  We had average interest-bearing liabilities of $54.9 billion and total interest expense of $307.8 million for the quarter ended September 30, 2009.  Our average cost of funds was 1.95% for the quarter ended September 30, 2010 and 2.24% for the quarter ended September 30, 2009. The cost of funds rate decreased by 29 basis points and the average interest-bearing liabilities increased by $7.1 billion for the quarter ended September 30, 2010, when compared to the quarter ended September 30, 2009. Interest expense for the quarter ended September 30, 2010 decreased by $5.2 million when compared to the quarter ended September 30, 2009, due to the decrease in the average cost of funds rate.

We had average interest-bearing liabilities of $57.8 billion and interest expense of $859.3 million for the nine months ended September 30, 2010.  We had average interest-bearing liabilities of $51.2 billion and interest expense of $1.0 billion for the nine months ended September 30, 2009.  Our average cost of funds was 1.98% for the nine months ended September 30, 2010 and 2.63% for the nine months ended September 30, 2009.  Interest expense decreased by $149.7 million due to the average cost of funds decline of 65 basis points. The table below shows our average interest-bearing liabilities and average cost of funds as compared to average one-month and average nine -month LIBOR for the quarters ended September 30, 2010, June 30, 2010, March 31, 2010, the year ended December 31, 2009 and four quarters in 2009.

Average Cost of Funds
(Ratios for the quarters have been annualized, dollars in thousands)

	Average Interest- Bearing Liabilities	Interest- Bearing Liabilities at Period End	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR	Average One-Month LIBOR relative to Average Six-Month LIBOR	Average Cost of Funds Relative to Average One-Month LIBOR	Average Cost of Funds Relative to Average Six-Month LIBOR
For the Quarter Ended September 30, 2010	$62,034,137	$62,583,593	302,568	1.95%	0.29%	0.59%	(0.30%)	1.66%	1.36%
For the Quarter Ended June 30, 2010	$56,190,308	$57,255,284	$280,242	2.00%	0.32%	0.63%	(0.31%)	1.68%	1.37%
For the Quarter Ended March 31, 2010	$55,298,875	$54,444,857	$276,509	2.00%	0.23%	0.40%	(0.17%)	1.77%	1.60%
For the Year Ended December 31, 2009	$52,361,607	$54,627,186	$1,295,762	2.47%	0.33%	1.11%	(0.78%)	2.14%	1.36%
For the Quarter Ended December 31, 2009	$55,919,885	$54,627,186	$286,764	2.05%	0.24%	0.52%	(0.28%)	1.81%	1.53%
For the Quarter Ended September 30, 2009	$54,914,435	$55,842,840	$307,777	2.24%	0.27%	0.84%	(0.57%)	1.97%	1.40%
For the Quarter Ended June 30, 2009	$50,114,663	$51,326,930	$322,596	2.57%	0.37%	1.39%	(1.02%)	2.20%	1.18%
For the Quarter Ended March 31, 2009	$48,497,444	$48,951,178	$378,625	3.12%	0.46%	1.74%	(1.28%)	2.66%	1.38%

Net Interest Income

Our net interest income, which equals interest income less interest expense, totaled $400.4 million for the quarter ended September 30, 2010, and $436.7 million for the quarter ended September 30, 2009.  Our net interest income decreased by $36.3 million for the quarter ended September 30, 2010, as compared to the quarter ended September 30, 2009, because of the decline in interest rate spread.  Our net interest rate spread, which equals the yield on our average interest-earning assets for the period less the cost of funds on interest-bearing liabilities for the period, for the quarter ended September 30, 2010 was 2.11%, or 54 basis points less than the interest rate spread of for the quarter ended September 30, 2009 of 2.65%.  This 54 basis point decrease in interest rate spread for third quarter of 2010 over the spread for third quarter of 2009 was the result of the decrease in the yield on interest earning assets of 83 basis points, which was only partially offset by a decrease in cost of funds on interest-bearing liabilities of 29 basis points.

Our net interest income totaled $1.1 billion for the nine months ended September 30, 2010, and $1.2 billion for the nine months ended September 30, 2009.  Our net interest income decreased by $20.2 million for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009, because of the decline in interest rate spread.  Our net interest rate spread for the nine months ended September 30, 2010 was 2.16%, as compared to 2.42% for the nine months ended September 30, 2009.

The table below shows our interest income by average interest-earning assets held, total interest income, yield on average interest earning assets, average balance of repurchase agreements, interest expense, average cost of funds, net interest income, and net interest rate spread for the quarters ended September 30, 2010, June 30, 2010, March 31, 2010, the year ended December 31, 2009 and four quarters in 2009.

Net Interest Income
 (Ratios for the quarters have been annualized, dollars in thousands)

	Average Interest- Earning Assets Held	Total Interest Income	Yield on Average Interest Earning Assets	Average Balance of Repurchase Agreements	Interest Expense	Average Cost of Funds	Net Interest Income	Net Interest Rate Spread
For the Quarter Ended September 30, 2010	$69,242,085	$702,976	4.06%	$62,034,137	$302,568	1.95%	$400,408	2.11%
For the Quarter Ended June 30, 2010	$61,952,037	$643,682	4.16%	$56,190,308	$280,242	2.00%	$363,440	2.16%
For the Quarter Ended March 31, 2010	$61,983,900	$654,389	4.22%	$55,298,875	$276,509	2.00%	$377,880	2.22%
For the Year Ended December 31, 2009	$58,554,200	$2,922,602	4.99%	$52,361,607	$1,295,762	2.47%	$1,626,840	2.52%
For the Quarter Ended December 31, 2009	$62,128,320	$751,663	4.84%	$55,919,885	$286,764	2.05%	$464,899	2.79%
For the Quarter Ended September 30, 2009	$60,905,025	$744,523	4.89%	$54,914,435	$307,777	2.24%	$436,746	2.65%
For the Quarter Ended June 30, 2009	$56,420,189	$710,401	5.04%	$50,114,663	$322,596	2.57%	$387,805	2.47%
For the Quarter Ended March 31, 2009	$54,763,268	$716,015	5.23%	$48,497,444	$378,625	3.12%	$337,390	2.11%

Investment Advisory and Service Fees

FIDAC and Merganser are registered investment advisors specializing in managing fixed income securities.  At September 30, 2010, FIDAC and Merganser had under management approximately $12.1 billion in net assets and $19.8 billion in gross assets, compared to $11.3 billion in net assets and $22.6 billion in gross assets at September 30, 2009. Net investment advisory and service fees for the quarters ended September 30, 2010 and 2009 totaled $15.3 million and $14.1 million, respectively, net of fees paid to third parties pursuant to distribution service agreements for facilitating and promoting distribution of shares or units to the advisors’ clients.  Net investment advisory and service fees for the nine months ended September 30, 2010 and 2009 totaled $41.4 million and $32.8 million, respectively, net of fees paid to third parties pursuant to distribution service agreements for facilitating and promoting distribution of shares or units to the advisors’ clients. Gross assets under management will vary from time to time because of changes in the amount of net assets FIDAC and Merganser manage as well as changes in the amount of leverage used by the various funds and accounts FIDAC manages.

Gains and Losses on Sales of Mortgage-Backed Securities, Agency Debentures and Interest Rate Swaps

For the quarter ended September 30, 2010, we sold or had called Mortgage-Backed Securities and agency debentures with a carrying value of $3.1 billion for an aggregate net gain of $62.0 million.  For the quarter ended September 30, 2009, we sold Mortgage-Backed Securities and agency debentures with a carrying value of $194.3 million for an aggregate net gain of $591,000.  We do not expect to sell assets on a frequent basis, but may from time to time sell existing assets to move into new assets, which our management believes might have higher risk-adjusted returns, or to manage our balance sheet as part of our asset/liability management strategy.

For the nine months ended September 30, 2010, we sold or had called Mortgage-Backed Securities and agency debentures with a carrying value of $7.5 billion for an aggregate net gain of $148.0 million.  For the nine months ended September 30, 2009, we sold Mortgage-Backed Securities and agency debentures with a carrying value of $1.6 billion for an aggregate net gain of $8.0 million.

Dividend Income

Dividend income totaled $8.1 million for the quarter ended September 30, 2010 and $23.4 million for the nine months ended September 30, 2010, as compared to $5.4 million for the quarter ended September 30, 2009 and $9.5 million for the nine months ended September 30, 2009.

Loss on Other-Than-Temporarily Impaired Securities

At each quarter end, we review each of our securities to determine if an other-than-temporary impairment charge would be necessary.  The charge is taken if we determine that we do not intend to hold securities that were in an unrealized loss position for a period of time, to maturity if necessary, sufficient for a forecasted market price recovery up to or beyond the cost of the investments or if we are required to sell for regulatory or other reasons.  For the quarters and nine months ended September 30, 2010 and 2009 there was no loss on other-than-temporarily impaired securities.

General and Administrative Expenses

General and administrative (“G&A”) expenses were $43.4 million for the quarter ended September 30, 2010 and $125.0 million for the nine months ended September 30, 2010, compared to $33.3 million for the quarter ended September 30, 2009 and $93.3 million for the nine months ended September 30, 2009. G&A expenses as a percentage of average total assets was 0.22% for the quarter and nine months ended September 30, 2010, and 0.19% for the quarter and nine months ended September 30, 2009.  The increase in G&A expenses of $10.1 million for the quarter and $31.7 million for the nine months ended September 30, 2010, was primarily the result of increased compensation costs as staff increased from 84 at September 30, 2009 to 108 at September 30, 2010.

The table below shows our total G&A expenses as compared to average total assets and average equity for the quarters ended September 30, 2010, June 30, 2010, March 31, 2010, the year ended December 31, 2009 and four quarters in 2009.

G&A Expenses and Operating Expense Ratios
(ratios for the quarters have been annualized, dollars in thousands)

	Total G&A Expenses	Total G&A Expenses/Average Assets	Total G&A Expenses/Average Equity
For the Quarter Ended September 30, 2010	$43,430	0.22%	1.80%
For the Quarter Ended June 30, 2010	$41,540	0.23%	1.72%
For the Quarter Ended March 31, 2010	$40,021	0.23%	1.66%
For the Year Ended December 31, 2009	$130,152	0.20%	1.51%
For the Quarter Ended December 31, 2009	$36,880	0.21%	1.55%
For the Quarter Ended September 30, 2009	$33,344	0.19%	1.47%
For the Quarter Ended June 30, 2009	$30,046	0.19%	1.41%
For the Quarter Ended March 31, 2009	$29,882	0.20%	1.54%

Net Income and Return on Average Equity

Our net loss was $14.1 million for the quarter ended September 30, 2010 and our net income was $285.2 million for the quarter ended September 30, 2009.  Our annualized loss on average equity was 0.58% for the quarter ended September 30, 2010, and our annualized return on average equity was 12.60% for the quarter ended September 30, 2009. Net income decreased by $299.3 million for the quarter ended September 30, 2010 as compared to the quarter ended September 30, 2009, primarily due to the unrealized loss on interest rate swaps of $448.3 million for the quarter ended September 30, 2010 as compared to the unrealized loss on interest rate swaps of $128.7 million for the quarter ended September 30, 2009.

Our net income was $48.8 million for the nine months ended September 30, 2010 and $1.2 billion for the nine months ended September 30, 2009.  Our annualized return on average equity was 0.67% for the nine months ended September 30, 2010, and 19.56% for the nine months ended September 30, 2009. Net income decreased by $1.2 billion for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009, primarily due to the unrealized loss on interest rate swaps of $1.2 billion for the quarter ended September 30, 2010, as compared to an unrealized gain on interest rate swaps of $137.1 million for the nine months ended September 30, 2009.

The table below shows our net interest income, net investment advisory and service fees, gain (loss) on sale of Mortgage-Backed Securities and termination of interest rate swaps and trading securities, loss on other-than-temporarily impaired securities, income from trading securities, G&A expenses, income taxes, each as a percentage of average equity, and the return on average equity for the quarters ended September 30, 2010, June 30, 2010, March 31, 2010, the year ended December 31, 2009 and four quarters in 2009.

Components of Return on Average Equity
(Ratios for the quarters have been annualized)

	Net Interest Income/ Average Equity	Net Investment Advisory and Service Fees/ Average Equity	Gain/(Loss) on Sale of Mortgage- Backed Securities and Realized and Unrealized Gain/(Loss) Interest Rate Swaps and Trading Securities/ Average Equity	Loss on Other-than-Temporarily Impaired Securities/ Average Equity	Dividend Income from Available- for-Sale Equity Securities	Income from Underwriting	Income from Equity Method Investment	G&A Expenses/ Average Equity	Income Taxes/ Average Equity	Return on Average Equity
For the Quarter Ended September 30, 2010	16.57%	0.63%	(15.93%)	-	0.33%	0.04%	0.04%	(1.80%)	(0.46%)	(0.58%)
For the Quarter Ended June 30, 2010	15.03%	0.57%	(22.90%)	-	0.30%	0.02%	0.04%	(1.72%)	(0.37%)	(9.03%)
For the Quarter Ended March 31, 2010	15.69%	0.51%	(2.90%)	-	0.33%	-	-	(1.66%)	(0.30%)	11.67%
For the Year Ended December 31, 2009	18.82%	0.55%	5.19%	(0.16%)	0.20%	-	-	(1.51%)	(0.40%)	22.69%
For the Quarter Ended December 31, 2009	19.58%	0.61%	12.79%	(0.57%)	0.31%	-	-	(1.55%)	(0.44%)	30.73%
For the Quarter Ended September 30, 2009	19.30%	0.63%	(5.66%)	-	0.24%	-	-	(1.47%)	(0.42%)	12.60%
For the Quarter Ended June 30, 2009	18.30%	0.53%	10.97%	-	0.15%	-	-	(1.41%)	(0.37%)	28.17%
For the Quarter Ended March 31, 2009	17.41%	0.38%	2.09%	-	0.05%	-	-	(1.54%)	(0.33%)	18.06%

Financial Condition

Interest-Earning Assets, Available for Sale

All of our Mortgage-Backed Securities at September 30, 2010 and December 31, 2009 were adjustable-rate or fixed-rate mortgage-backed securities backed by single-family mortgage loans.  Substantially all of the mortgage assets underlying these mortgage-backed securities were secured with a first lien position on the underlying single-family properties.  Substantially all of our mortgage-backed securities were Freddie Mac, Fannie Mae or Ginnie Mae mortgage pass-through certificates or CMOs, which carry an implied “AAA” rating.  All of our agency debentures are callable and carry an implied “AAA” rating.  We carry all of our earning assets at fair value.

We accrete discount balances as an increase in interest income over the life of discount Mortgage-Backed Securities and agency debentures and we amortize premium balances as a decrease in interest income over the life of premium investment securities.  At September 30, 2010 and December 31, 2009 we had on our balance sheet a total of $31.6 million and $49.2 million, respectively, of unamortized discount (which is the difference between the remaining principal value and current historical amortized cost of our Mortgage-Backed Securities and agency debentures acquired at a price below principal value) and a total of $2.3 billion and $1.3 billion, respectively, of unamortized premium (which is the difference between the remaining principal value and the current historical amortized cost of our Mortgage-Backed Securities and agency debentures acquired at a price above principal value).

We received mortgage principal repayments of $5.6 billion and $4.0 billion for the quarters ended September 30, 2010 and September 30, 2009, respectively. The average prepayment speed for the quarters ended September 30, 2010 and 2009 was 20% and 21%, respectively.  During the quarter ended September 30, 2010, the average CPR decreased to 20% from 21% during the quarter ended September 30, 2009.  Given our current portfolio composition, if mortgage principal prepayment rates were to increase over the life of our Mortgage-Backed Securities, all other factors being equal, our net interest income would decrease during the life of these Mortgage-Backed Securities as we would be required to amortize our net premium balance into income over a shorter time period.  Similarly, if mortgage principal prepayment rates were to decrease over the life of our Mortgage-Backed Securities, all other factors being equal, our net interest income would increase during the life of these Mortgage-Backed Securities as we would amortize our net premium balance over a longer time period.

The table below summarizes certain characteristics of our Mortgage-Backed Securities and agency debentures at September 30, 2010, June 30, 2010, March 31, 2010, December 31, 2009, September 30, 2009, June 30, 2009, and March 31, 2009.

Mortgage-Backed Securities and Agency Debentures
(dollars in thousands)

	Principal Amount	Net Premium	Amortized Cost	Amortized Cost/Principal Amount	Fair Value	Fair Value/ Principal Amount	Weighted Average Yield
At September 30, 2010	$74,084,239	$2,269,697	$76,353,936	103.06%	$78,220,512	105.58%	3.93%
At June 30, 2010	$67,400,316	$1,849,585	$69,249,901	102.74%	$71,812,829	106.55%	3.69%
At March 31, 2010	$66,937,615	$1,309,423	$68,247,038	101.96%	$70,171,875	104.83%	3.87%
At December 31, 2009	$62,508,927	$1,247,717	$63,756,644	102.00%	$65,721,477	105.14%	4.51%
At September 30, 2009	$64,253,006	$1,126,493	$65,379,499	101.75%	$67,463,376	105.00%	4.70%
At June 30, 2009	$63,300,232	$924,873	$64,225,105	101.46%	$65,782,019	103.92%	4.75%
At March 31, 2009	$56,718,404	$668,295	$57,386,699	101.18%	$58,785,456	103.64%	4.98%

The table below summarizes certain characteristics of our interest-earning assets at September 30, 2010, June 30, 2010, March 31, 2010, December 31, 2009, September 30, 2009, June 30, 2009, and March 31, 2009.  The index level for adjustable-rate interest-earning assets is the weighted average rate of the various short-term interest rate indices, which determine the coupon rate.

Adjustable-Rate Mortgage-Backed Securities and Agency Debentures
Characteristics
(dollars in thousands)

	Principal Amount	Weighted Average Coupon Rate	Weighted Average Term to Next Adjustment	Weighted Average Lifetime Cap	Weighted Average Asset Yield	Principal Amount at Period End as % of Total Interest-Earning Assets
At September 30, 2010	$11,658,943	4.33%	38 months	10.04%	3.03%	15.74%
At June 30, 2010	$12,589,813	4.36%	33 months	10.00%	3.21%	18.68%
At March 31, 2010	$15,366,206	4.55%	32 months	10.09%	2.92%	22.96%
At December 31, 2009	$16,196,473	4.55%	33 months	10.09%	3.23%	25.91%
At September 30, 2009	$18,561,525	4.59%	33 months	10.11%	3.37%	28.89%
At June 30, 2009	$19,657,988	4.64%	34 months	10.12%	3.49%	31.06%
At March 31, 2009	$19,558,480	4.66%	34 months	10.06%	3.74%	34.48%

Fixed-Rate Mortgage-Backed Securities and Agency Debentures
Characteristics
(dollars in thousands)

	Principal Amount	Weighted Average Coupon Rate	Weighted Average Asset Yield	Principal Amount at Period End as % of Total investment
At September 30, 2010	$62,425,285	5.06%	4.10%	84.26%
At June 30, 2010	$54,810,503	5.35%	4.40%	81.32%
At March 31, 2010	$51,571,411	5.50%	4.16%	77.04%
At December 31, 2009	$46,312,,455	5.78%	4.95%	74.09%
At September 30, 2009	$45,691,481	5.89%	5.14%	71.11%
At June 30, 2009	$43,642,244	5.94%	5.32%	68.94%
At March 31, 2009	$37,159,924	6.08%	5.64%	65.52%

           At September 30, 2010 and December 31, 2009, we held Mortgage-Backed Securities and agency debentures with coupons linked to various indices.  The following tables detail the portfolio characteristics by index.

Adjustable-Rate Mortgage-Backed Securities and Agency Debentures
by Index
September 30, 2010

	One-Month LIBOR	Six-Month LIBOR	Twelve-Month LIBOR	Twelve-Month Moving Average	11th District Cost of Funds	One-Year Treasury Index	Monthly Federal Cost of Funds	Other Indexes (1)
Weighted Average Term to Next Adjustment	1 mo.	10 mo.	49 mo.	1 mo.	7 mo.	42 mo.	1 mo.	14 mo.
Weighted Average Annual Period Cap	6.41%	1.60%	2.00%	0.03%	0.01%	1.89%	0.00%	1.79%
Weighted Average Lifetime Cap at September 30, 2010	7.04%	11.09%	10.29%	9.45%	10.57%	10.99%	13.43%	11.49%
Principal Value as Percentage of Total Mortgage-Backed Securities and agency debentures at September 30, 2010	1.62%	0.74%	10.84%	0.64%	0.57%	1.21%	0.06%	0.03%
(1)	Combination of indexes that account for less than 0.05% of total investment securities.

Adjustable-Rate Mortgage-Backed Securities and Agency Debentures
by Index
December 31, 2009

	One-Month LIBOR	Six-Month LIBOR	Twelve-Month LIBOR	Twelve-Month Moving Average	11th District Cost of Funds	One-Year Treasury Index	Monthly Federal Cost of Funds	Other Indexes (1)
Weighted Average Term to Next Adjustment	1 mo.	16 mo.	45 mo.	1 mo.	7 mo.	50 mo.	1 mo.	12 mo.
Weighted Average Annual Period Cap	6.40%	1.58%	2.01%	0.42%	0.77%	1.95%	0.00%	1.82%
Weighted Average Lifetime Cap at December 31, 2009	7.04%	11.20%	10.85%	8.12%	0.51%	10.98%	13.43%	11.71%
Principal Value as Percentage of Total Mortgage-Backed Securities and agency debentures at December 31, 2010	4.59%	1.40%	15.77%	1.10%	0.76%	2.15%	0.09%	0.05%
(1)	Combination of indexes that account for less than 0.05% of total Mortgage-Backed Securities and agency debentures.

Reverse Repurchase Agreements

At September 30, 2010, we did not have any amounts outstanding under our reverse repurchase agreement with Chimera.  At December 31, 2009, we lent $259.0 million to Chimera pursuant to our reverse repurchase agreement with Chimera.  This amount was included in the principal amount which approximates fair value in our Statement of Financial Condition.  The interest rate at December 31, 2009 was 1.72%.  The collateral for this loan was Mortgage-Backed Securities with a fair value of $314.3 million at December 31, 2009.

At September 30, 2010, RCap had outstanding reverse repurchase agreements with non-affiliates of $757.7 million. At December 31, 2009, RCap, in its ordinary course of business, financed though matched reverse repurchase agreements, at market rates, $69.7 million for a fund that is managed by FIDAC pursuant to a management agreement.  At December 31, 2009, RCap had outstanding reverse repurchase agreements with non-affiliates of $425.0 million.

The table below shows the average daily reverse repurchase agreements balance for RCap and Annaly during the quarters ended and at period end September 30, 2010, June 30, 2010, March 31, 2010, December 31, 2009, September 30, 2009, June 30, 2009 and March 31, 2009.

	Reverse Repurchase Agreements
	(dollars in thousands)
	Average Daily Reverse Repurchase Agreements for the Quarter Ended	Reverse Repurchase Agreements at Period End
September 30, 2010	$963,808	$757,722
June 30, 2010	$422,891	$308,776
March 31, 2010	$620,781	$532,166
December 31, 2009	$685,507	$753,757
September 30, 2009	$458,029	$326,264
June 30, 2009	$255,539	$170,916
March 31, 2009	$513,529	$452,480

Receivable from Prime Broker on Equity Investment

The net assets of the investment fund we owned are subject to English bankruptcy law, which governs the administration of Lehman Brothers International (Europe) (in administration) (LBIE), as well as the law of New York, which governs the contractual documents.  We invested approximately $45.0 million in the fund and have redeemed approximately $56.0 million.  The current assets of the fund still remain at LBIE and affiliates of LBIE and the ultimate recovery of such amount remains uncertain.  We have entered into the Claims Resolution Agreement between LBIE and certain eligible offerees effective December 29, 2009 with respect to these assets (the CRA).

Certain of our assets subject to the CRA are held directly at LBIE and we have valued such assets in accordance with the valuation date set forth in the CRA and the pricing information provided to us by LBIE.  The valuation date with respect to these assets as set forth in the CRA is September 19, 2008.

Certain of our assets subject to the CRA are not held directly at LBIE and are believed to be held at affiliates of LBIE.  Given the great degree of uncertainty as to the status of our assets that are not directly held by LBIE and are believed to be held at affiliates of LBIE, we have valued such assets at an 80% discount.  The value of the net assets that are not directly held by LBIE and are believed to be held at affiliates of LBIE is determined on the basis of the best information available to us from time to time, legal and professional advice obtained for the purpose of determining the rights, and on the basis of a number of assumptions which we believe to be reasonable.

We can provide no assurance, however, that we will recover all or any portion of any of the net assets of the investment fund following completion of LBIE’s administration (and any subsequent liquidation).

Borrowings

As of September 30, 2010, our collateralized debt has consisted entirely of borrowings collateralized by a pledge of our interest-earning assets.  These borrowings appear on our balance sheet as repurchase agreements.  At September 30, 2010, we had established uncommitted borrowing facilities in this market with 30 lenders in amounts which we believe are in excess of our needs.  All of our interest-earning assets are currently accepted as collateral for these borrowings.  However, we limit our borrowings, and thus our potential asset growth, in order to maintain unused borrowing capacity and thus increase the liquidity and strength of our balance sheet.  For the quarters ended September 30, 2010 and 2009, the term to maturity of our borrowings ranged from one day to 9 years and from one day to ten years, respectively.  Additionally, we have entered into structured borrowings giving the counterparty the right to call the balance prior to maturity.  At September 30, 2010 and 2009, the weighted average cost of funds for all of our borrowings was 1.96% and 2.15%, respectively, including the effect of the interest rate swaps and convertible senior notes, and the weighted average term to next rate adjustment was 144 days and 165 days, respectively.

During the nine months ended September 30, 2010, we issued $600.0 million in aggregate principal amount of 4% Convertible Senior Notes due 2015 (Convertible Senior Notes) for net proceeds following underwriting expenses of approximately $582.0 million.  Interest on the Convertible Senior Notes is paid semi-annually at a rate of 4% per year and the Convertible Senior Notes will mature on February 15, 2015 unless earlier repurchased or converted.  The Convertible Senior Notes are convertible into shares of Common Stock at an initial conversion rate and conversion rate at September 30, 2010 of 46.6070 and 52.2040 shares of Common Stock per $1,000 principal amount of Convertible Senior Notes, which was equivalent to an initial conversion price of approximately $21.4560 and a conversion price at September 30, 2010 of $19.1556 per share of Common Stock, respectively, subject to adjustment in certain circumstances.

Liquidity

Liquidity, which is our ability to turn non-cash assets into cash, allows us to purchase additional Mortgage-Backed Securities and agency debentures and to pledge additional assets to secure existing borrowings should the value of our pledged assets decline.  Potential immediate sources of liquidity for us include cash balances and unused borrowing capacity.  Unused borrowing capacity will vary over time as the market value of our Mortgage-Backed Securities and agency debentures varies.  Our non-cash assets are largely actual or implied AAA assets, and accordingly, we have not had, nor do we anticipate having, difficulty in converting our assets to cash.  Our balance sheet also generates liquidity on an on-going basis through mortgage principal repayments and net earnings held prior to payment as dividends.  Should our needs ever exceed these on-going sources of liquidity plus the immediate sources of liquidity discussed above, we believe that in most circumstances our Mortgage-Backed Securities and agency debentures could be sold to raise cash.  The maintenance of liquidity is one of the goals of our capital investment policy.  Under this policy, we limit asset growth in order to preserve unused borrowing capacity for liquidity management purposes.

Borrowings under our repurchase agreements increased by $6.4 billion to $61.0 billion at September 30, 2010, from $54.6 billion at December 31, 2009.  Our leverage was 6.3:1 at September 30, 2010 and 5.7:1 at December 31, 2009.

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

Under our repurchase agreements, we may be required to pledge additional assets to our repurchase agreement counterparties (i.e., lenders) in the event the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral (a “margin call”), which may take the form of additional securities or cash.  Similarly, if the estimated fair value of Mortgage-Backed Securities and agency debentures increases due to changes in market interest rates of market factors, lenders may release collateral back to us.  Specifically, margin calls result from a decline in the value of our Mortgage-Backed Securities securing our repurchase agreements, prepayments on the mortgages securing such Mortgage-Backed Securities and to changes in the estimated fair value of such Mortgage-Backed Securities generally due to principal reduction of such Mortgage-Backed Securities from scheduled amortization and resulting from changes in market interest rates and other market factors.  Through September 30, 2010, we did not have any margin calls on our repurchase agreements that we were not able to satisfy with either cash or additional pledged collateral.  However, should prepayment speeds on the mortgages underlying our Mortgage-Backed Securities and/or market interest rates suddenly increase, margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.

The following table summarizes the effect on our liquidity and cash flows from contractual obligations for repurchase agreements, interest expense on repurchase agreements, the maturing value and interest expense on the Convertible Senior Notes (assuming no conversion), the non-cancelable office leases and employment agreements at September  30, 2010.  The table does not include the effect of net interest rate payments under our interest rate swap agreements.  The net swap payments will fluctuate based on monthly changes in the receive rate.  At September 30, 2010, the interest rate swaps had a net negative fair value of $1.6 billion.

	(dollars in thousands)
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
Repurchase agreements	$55,560,668	$3,380,000	$700,000	$1,400,000	$61,040,668
Interest expense on repurchase agreements, based on rates at September 30, 2010	183,484	176,591	108,513	79,930	548,518
Convertible Senior Notes	-	-	600,000	-	600,000
Interest Expense on Convertible Senior Notes	24,334	48,733	33,533	-	106,600
Long-term operating lease obligations	1,948	4,462	2,740	82	9,232
Employment contracts	58,370	3,159	-	-	61,529
Total	$55,828,804	$3,612,945	$1,444,786	$1,480,012	$62,366,547

Stockholders’ Equity

On July 13, 2010 we entered into an underwriting agreement pursuant to which we sold 60,000,000 shares of our common stock for net proceeds following underwriting expenses of approximately $1.0 billion. This transaction settled on July 19, 2010.

During the quarter and nine months ended September 30, 2010, 79,000 options and 227,000 options were exercised under the Long-Term Stock Incentive Plan, or Incentive Plan, for an aggregate exercise price of $1.0 million and $2.8 million, respectively.  During the quarter and nine months ended September 30, 2010, 297,000 and 298,000 shares of Series B Preferred Stock were converted into 741,000 and 743,000 shares of common stock, respectively.

During the quarter and nine months ended September 30, 2010, we raised $691,000 and $117.2 million by issuing 39,000 and 6.6 million shares, respectively, through the Direct Purchase and Dividend Reinvestment Program.

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

During the year ended December 31, 2009, the Company raised $141.8 million by issuing 8.4 million shares through the Direct Purchase and Dividend Reinvestment Program.

During the quarter and nine months ended September 30, 2010, we declared dividends to common shareholders totaling $422.0 million or $0.68 per share and $1.2 billion or $2.01 per share, respectively.  During the quarter and nine months ended September 30, 2010, we declared and paid dividends to Series A Preferred shareholders totaling $3.6 million or $0.492188 per share and $10.9 million or $1.4766 per share, respectively, and Series B Preferred shareholders totaling $867,000 or $0.375 per share and $2.8 million or $1.125 per share, respectively.

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

The table below shows unrealized gains and losses on the interest-earning assets, available-for-sale equity securities and interest rate swaps in our portfolio prior to de-designation.

Unrealized Gains and Losses
 (dollars in thousands)

	September 30, 2010	June 30, 2010	March 31, 2010	December 31,2009	September 30, 2009
Unrealized gain	$2,093,945	$2,643,907	$2,009,923	$2,093,709	2,158,882
Unrealized loss	(216,408)	(103,707)	(122,071)	(202,392)	(198,888)
Net Unrealized (loss) gain	$1,877,537	$2,540,200	$1,887,852	$1,891,317	1,959,994

Unrealized changes in the estimated net fair value of Mortgage-Backed Securities and agency debentures have one direct effect on our potential earnings and dividends: positive changes increase our equity base and allow us to increase our borrowing capacity while negative changes tend to limit borrowing capacity under our capital investment policy.  A very large negative change in the net fair value of our Mortgage-Backed Securities and agency debentures might impair our liquidity position, requiring us to sell assets with the likely result of realized losses upon sale.

Leverage

Our debt-to-equity ratio is the ratio of repurchase agreements and Convertible Senior Notes to stockholder’s equity.  At September 30, 2010 and December 31, 2009 our debt-to-equity was 6.4:1 and 5.7:1, respectively.  We generally expect to maintain a ratio of debt-to-equity of between 8:1 and 12:1, although the ratio may vary, as it currently does because of market conditions, from this range from time to time based upon various factors, including our management’s opinion of the level of risk of our assets and liabilities, our liquidity position, our level of unused borrowing capacity and over-collateralization levels required by lenders when we pledge assets to secure borrowings.

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

We seek to manage the extent to which our net income changes as a function of changes in interest rates by matching adjustable-rate assets with variable-rate borrowings.  In addition, we have attempted to mitigate the potential impact on net income of periodic and lifetime coupon adjustment restrictions in our portfolio of Mortgage-Backed Securities and agency debentures by entering into interest rate swaps.  At September 30, 2010, we had entered into swap agreements with a total notional amount of $25.9 billion.  We agreed to pay a weighted average pay rate of 3.34% and receive a floating rate based on one month LIBOR.  At December 31, 2009, we had entered into swap agreements with a total notional amount of $21.5 billion.  We agreed to pay a weighted average pay rate of 3.85% and receive a floating rate based on one month LIBOR.  We may enter into similar derivative transactions in the future by entering into interest rate collars, caps or floors or purchasing interest only securities.

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

Capital Resources

At September 30, 2010, we had no material commitments for capital expenditures.

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

Other Matters

We calculate that at least 75% of our assets were qualified REIT assets, as defined in the Code for the quarters ended September 30, 2010 and 2009.   We also calculate that our revenue qualifies for the 75% source of income test and for the 95% source of income test rules for the quarters ended September 30, 2010 and 2009.  Consequently, we met the REIT income and asset test. We also met all REIT requirements regarding the ownership of our common stock and the distribution of our net income.  Therefore, as of quarter ended of September 30, 2010 and December 31, 2009, we believe that we qualified as a REIT under the Code.

We at all times intend to conduct our business so as not to become required to register as an investment company under the Investment Company Act of 1940, or the Investment Company Act.  If we were to become required to register as an investment company, then our use of leverage would be substantially reduced.  The Investment Company Act exempts from registration as an investment company under the Investment Company Act entities that are “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate” (qualifying interests).  Under current interpretation of the staff of the SEC, in order to qualify for this exemption, we must maintain at least 55% of our assets directly in qualifying interests and at least 80% of our assets in qualifying interests plus other real estate related assets.  In addition, unless certain mortgage securities represent all the certificates issued with respect to an underlying pool of mortgages, the Mortgage-Backed Securities may be treated as securities separate from the underlying mortgage loans and, thus, may not be considered qualifying interests for purposes of the 55% requirement.  We calculate that as of September 30, 2010 and December 31, 2009, we were in compliance with this requirement.

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

Our profitability and the value of our portfolio (including interest rate swaps) may be adversely affected during any period as a result of changing interest rates.  The following table quantifies the potential changes in net interest income and portfolio value, should interest rates go up or down 25, 50 and 75 basis points, assuming the yield curves of the rate shocks will be parallel to each other and the current yield curve.  All changes in income and value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario.  The base interest rate scenario assumes interest rates at September 30, 2010 and various estimates regarding prepayment and all activities are made at each level of rate shock.  Actual results could differ significantly from these estimates.

Change in Interest Rate	Projected Percentage Change in Net Interest Income	Projected Percentage Change in Portfolio Value, with Effect of Interest Rate Swaps

-75 Basis Points	7.12%	0.44%
-50 Basis Points	5.25%	0.33%
-25 Basis Points	2.39%	0.19%
Base Interest Rate	-	-
+25 Basis Points	(1.60%)	(0.22%)
+50 Basis Points	(3.99%)	(0.50%)
+75 Basis Points	(6.78%)	(0.84%)

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

The following table sets forth the estimated maturity or repricing of our interest-earning assets and interest-bearing liabilities at September 30, 2010.  The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except adjustable-rate loans, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature and does include the effect of the interest rate swaps.  The interest rate sensitivity of our assets and liabilities in the table could vary substantially based on actual prepayment experience.

	Within 3 Months	4-12 Months	More than 1 Year to 3 Years	3 Years and Over	Total
	(dollars in thousands)
Rate Sensitive Assets:
Mortgage-Backed Securities and Agency Debentures (Principal)	$2,445,053	$2,171,930	$1,588,629	$67,878,616	$74,084,228
Cash Equivalents	289,486	-	-	-	289,486
Reverse Repurchase Agreements	757,722	-	-	-	757,722
Securities Borrowed	251,242	-	-	-	251,242
U.S. Treasury Securities	754,993	-	-	-	754,993
Total Rate Sensitive Assets	4,498,496	2,171,930	1,588,629	67,878,616	76,137,671

Rate Sensitive Liabilities:
Repurchase Agreements, with the effect
of swaps	28,257,455	6,282,273	11,799,050	14,701,890	61,040,668
Convertible Senior Notes	-	-	-	600,000	600,000
Securities Loaned	251,332	-	-	-	251,332
Treasury Securities sold, not yet purchased	691,593	-	-	-	691,593
Total Rate Sensitive Liabilities	29,200,380	6,282,273	11,799,050	15,301,890	62,583,593

Interest rate sensitivity gap	$(24,701,884)	$(4,110,343)	$(10,210,421)	$52,576,726	$13,554,078

Cumulative rate sensitivity gap	$(24,701,884)	$(28,812,227)	$(39,022,648)	$13,554,078

Cumulative interest rate sensitivity gap as a percentage of total rate-sensitive assets	(32%)	(38%)	(51%)	18%

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

*  Submitted electronically herewith.  Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition at September 30, 2010 (Unaudited) and December 31, 2009 (Derived from the audited consolidated statement of financial condition at December 31, 2009); (ii) Consolidated Statements of Operations and Comprehensive Income (Unaudited) for the quarters and nine months ended September 30, 2010 and 2009; (iii) Consolidated Statement of Stockholders' Equity (Unaudited) for the nine months ended September 30, 2010; (iv) Consolidated Statements of Cash Flows (Unaudited) for the quarters and nine months ended September 30, 2010 and 2009; and (v) Notes to Consolidated Financial Statements (Unaudited) for the quarters ended September 30, 2010 and 2009.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANNALY CAPITAL MANAGEMENT, INC.

Dated: November 5, 2010	By:	/s/ Michael A.J. Farrell
Michael A.J. Farrell
(Chairman of the Board, Chief Executive Officer,
President and authorized officer of registrant)

Dated: November 5, 2010	By:	/s/ Kathryn F. Fagan
Kathryn F. Fagan
(Chief Financial Officer and Treasurer and
principal financial and chief accounting officer)