Form 10-K
period 2010-12-31
ANNALY CAPITAL MANAGEMENT INC
filed 2011-02-25
CIK 1043219

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

 (MARK ONE)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED:  DECEMBER 31, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☒  No☐

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

Large accelerated filer  ☒     Accelerated filer ☐       Non-accelerated filer  ☐     Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No  ☒.

At June 30, 2010, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $9,536,990,800.

The number of shares of the Registrant’s Common Stock outstanding on February 24, 2011 was 804,165,257.

Documents Incorporated by Reference

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2010.  Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

ANNALY CAPITAL MANAGEMENT, INC.
2010 FORM 10-K ANNUAL REPORT

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this annual report, and certain statements contained in our future filings with the Securities and Exchange Commission (the SEC or the Commission), in our press releases or in our other public or shareholder communications may not be based on historical facts and are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements, which are based on various assumptions (some of which are beyond our control), may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “anticipate,” “continue,” or similar terms or variations on those terms or the negative of those terms.  Actual results could differ materially from those set forth in forward-looking statements due to a variety of factors, including, but not limited to:

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

PART I
ITEM 1. BUSINESS

All references to “we,” “us,” or “our” mean Annaly Capital Management, Inc. and all entities owned by us, except where it is made clear that the term means only the parent company.  The following defines certain of the commonly used terms in this annual report on Form 10-K:  Agency mortgage-backed securities refers to residential mortgage-backed securities that are issued or guaranteed by a federally chartered corporation, such as Fannie Mae or Freddie Mac, or an agency of the U.S. Government, such as Ginnie Mae; Investment Securities refers to Agency mortgage-backed securities, Agency debentures, corporate debt securities and reverse repurchase agreement loans; and Interest Earning Assets refers to Investment Securities, securities borrowed and U.S. Treasury Securities.

THE COMPANY

Background

We own, manage, and finance a portfolio of real estate related investments, including mortgage pass-through certificates, collateralized mortgage obligations (or CMOs), Agency callable debentures, and other securities representing interests in or obligations backed by pools of mortgage loans.  Our principal business objective is to generate net income for distribution to our stockholders from the spread between the interest income on our Interest Earning Assets and the cost of borrowings to finance our acquisition of Interest Earning Assets and from dividends we receive from our subsidiaries.  Our wholly-owned subsidiaries offer diversified real estate, asset management and other financial services.  We are a Maryland corporation that commenced operations on February 18, 1997.  We are self-advised and self-managed.  We acquired Fixed Income Discount Advisory Company (or FIDAC) on June 4, 2004 and Merganser Capital Management, Inc. (or Merganser) on October 31, 2008.  FIDAC and Merganser manage a number of investment vehicles and separate accounts for which they earn fee income.  Our subsidiary, RCap Securities Inc. (or RCap), operates as a broker-dealer, and was granted membership in the Financial Industry Regulatory Authority (or FINRA) in January 2009.

We have elected and believe that we are organized and have operated in a manner that qualifies us to be taxed as a real estate investment trust (or REIT) under the Internal Revenue Code of 1986, as amended (or the Code).  If we qualify for taxation as a REIT, we generally will not be subject to federal income tax on our taxable income that is distributed to our stockholders.  Therefore, substantially all of our assets, other than FIDAC, Merganser and RCap, which are our taxable REIT subsidiaries, consist of qualified REIT real estate assets (of the type described in Section 856(c)(5)(B) of the Code).  We have financed our purchases of Agency mortgage-backed securities and Agency debentures with the net proceeds of equity offerings and borrowings under repurchase agreements whose interest rates adjust based on changes in short-term market interest rates.

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

At December 31, 2010, approximately 13% of our Investment Securities were adjustable-rate pass-through certificates, approximately 86% of our Investment Securities were fixed-rate pass-through certificates, CMOs or fixed-rate corporate loans, and approximately 1% of our Investment Securities were CMO floaters or floating-rate corporate loans.  Our adjustable-rate pass-through certificates are backed by adjustable-rate mortgage loans and have coupon rates which adjust over time, subject to interest rate caps and lag periods, in conjunction with changes in short-term interest rates.  Our fixed-rate pass-through certificates are backed by fixed-rate mortgage loans and have coupon rates which do not adjust over time.  CMO floaters are tranches of mortgage-backed securities where the interest rate adjusts in conjunction with changes in short-term interest rates.  CMO floaters may be backed by fixed-rate mortgage loans or, less often, by adjustable-rate mortgage loans.  In this Form 10-K, except where the context indicates otherwise, we use the term “adjustable-rate interest-earning assets” to refer to adjustable-rate pass-through certificates, CMO floaters, Agency debentures and corporate debt.  At December 31, 2010, the weighted average yield on our portfolio of earning assets was 3.80% and the weighted average term to next rate adjustment on adjustable rate securities was 39 months.

We may also invest in Agency debentures, which consist of debentures issued by the Federal Home Loan Bank (FHLB), Freddie Mac and Freddie Mac. We intend to continue to invest in adjustable-rate pass-through certificates, fixed-rate mortgage-backed securities, CMO floaters, and Agency debentures.  We may also invest on a limited basis in derivative securities which include securities representing the right to receive interest only or a disproportionately large amount of interest as well as inverse floaters, which may have imbedded leverage as part of their structural characteristics.  We have not and will not invest in real estate mortgage investment conduit (REMIC) residuals and other CMO residuals.

Borrowings

We attempt to structure our collateralized borrowings to have interest rate adjustment indices and interest rate adjustment periods that, on an aggregate basis, correspond generally to the interest rate adjustment indices and periods of our adjustable-rate interest-earning assets.  However, periodic rate adjustments on our collateralized borrowings are generally more frequent than rate adjustments on our Investment Securities.  At December 31, 2010, the weighted average cost of funds for all of our collateralized borrowings was 1.84%, with the effect of swaps, the weighted average original term to maturity was 253 days, and the weighted average term to next rate adjustment of these collateralized borrowings was 127 days.

We generally expect to maintain a ratio of debt-to-equity of between 8:1 and 12:1, although the ratio may vary, as it currently does because of market conditions, from this range from time to time based upon various factors, including our management’s opinion of the level of risk of our assets and liabilities, our liquidity position, our level of unused borrowing capacity and over-collateralization levels required by lenders when we pledge assets to secure borrowings.  For purposes of calculating this ratio, our equity is equal to the value of our investment portfolio on a mark-to-market basis, less the book value of our obligations under repurchase agreements and other collateralized borrowings and convertible senior notes.  At December 31, 2010, our ratio of debt-to-equity was 6.7:1.

During the quarter ended March 31, 2010, we issued $600.0 million in aggregate principal amount of our 4% convertible senior notes due 2015 (Convertible Senior Notes) for net proceeds following underwriting expenses of approximately $582.0 million.  Interest on the notes is paid semi-annually at a rate of 4% per year and the notes will mature on February 15, 2015 unless earlier repurchased or converted.  As of December 1, 2010 the notes were convertible into shares of common stock at a conversion rate of 54.1089 shares of common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $18.4812 per share of common stock, subject to adjustment in certain circumstances.

Hedging

To the extent consistent with our election to qualify as a REIT, we enter into hedging transactions to attempt to protect our Agency mortgage-backed securities and Agency debentures and related borrowings against the effects of major interest rate changes.  This hedging is used to mitigate declines in the market value of our Agency mortgage-backed securities and Agency debentures during periods of increasing or decreasing interest rates and to limit or cap the interest rates on our borrowings.  These transactions are entered into solely for the purpose of hedging interest rate or prepayment risk and not for speculative purposes.  In connection with our interest rate risk management strategy, we hedge a portion of our interest rate risk by entering into derivative financial instrument contracts.  As of December 31, 2010, we had $27.1 billion in interest rate swaps, which in effect modify the cash flows on repurchase agreements.

Our Subsidiaries

FIDAC, an investment advisor registered with the SEC, is a fixed-income investment management company specializing in managing fixed income investments in residential mortgage-backed securities, commercial mortgage-backed securities and collateralized debt obligations for various investment vehicles and separate accounts.  FIDAC also has experience in managing and structuring debt financing associated with various asset classes and serves as a liquidation agent of collateralized debt obligations.  FIDAC commenced active investment management operations in 1994.  At December 31, 2010, FIDAC was the adviser or sub-adviser for investment vehicles and separate accounts.  The team managing Annaly perform the same roles at FIDAC.

Merganser, an investment advisor registered with the SEC, has expertise in a variety of fixed income strategies and focuses on managing each portfolio based on each client’s specific investment principles.  Merganser serves a diverse group of clients in a variety of disciplines nationwide including pension, public, operating, Taft-Hartley and endowment funds as well as defined contribution plans. Merganser’s investment team maintains a careful balance of risk management and performance by employing fundamental security analysis and by trading in an environment supported by state-of-the-art technology, infrastructure and operations.

RCap operates as a broker-dealer and was granted membership in the Financial Industry Regulatory Authority (or FINRA) in January 2009.

Compliance with REIT and Investment Company Requirements

We constantly monitor our investments and the income from these investments and, to the extent we enter into hedging transactions, we monitor income from our hedging transactions as well, so as to ensure at all times that we maintain our qualification as a REIT and our exemption from registration under the Investment Company Act of 1940, as amended.

Executive Officers of the Company

The following table sets forth certain information as of February 24, 2011 concerning our executive officers:

Name	Age	Position held with the Company

Michael A.J. Farrell	59	Chairman of the Board, Chief Executive Officer and President

Wellington J. Denahan-Norris	47	Vice Chairman of the Board, Chief Investment Officer and Chief Operating Officer

Kathryn F. Fagan	44	Chief Financial Officer and Treasurer

R. Nicholas Singh	51	Chief Legal Officer, Secretary and Chief Compliance Officer

James P. Fortescue	37	Managing Director, Head of Liabilities and Chief of Staff

Kristopher Konrad	36	Managing Director and Head Portfolio Manager

Rose-Marie Lyght	37	Managing Director and Chief Investment Officer of FIDAC

Jeremy Diamond	47	Managing Director and Head of Research and Corporate Communications

Ronald Kazel	43	Managing Director and Head of Asset Management Group

Matthew Lambiase	44	Managing Director and Co-Head of Business Development

Kevin Keyes	43	Managing Director and Chief Strategy Officer

Mr. Farrell and Ms. Denahan-Norris have had years of experience in the investment banking and investment management industries where, in various capacities, they have each managed portfolios of mortgage-backed securities, arranged collateralized borrowings and utilized hedging techniques to mitigate interest rate and other risk within fixed-income portfolios. Ms. Fagan is a certified public accountant and, prior to becoming our Chief Financial Officer and Treasurer, served as Chief Financial Officer and Controller of a publicly owned savings and loan association. Mr. Singh joined Annaly in February 2005. Mr. Fortescue joined Annaly in 1997. Mr. Konrad joined Annaly in 1997. Ms. Lyght joined Annaly in April 1999. Mr. Diamond joined Annaly in March 2002. Mr. Kazel joined Annaly in December 2001. Mr. Lambiase joined Annaly in 2004. Mr. Keyes joined Annaly in September 2009. Prior to that he was a Managing Director at Merrill Lynch. We and our subsidiaries had 114 full-time employees at December 31, 2010.

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

BUSINESS STRATEGY

General

           Our principal business objective is to generate income for distribution to our stockholders, primarily from the net cash flows on our Investment Securities.  Our net cash flows result primarily from the difference between the interest income on our Investment Securities and borrowing costs of our repurchase agreements, and from dividends we receive from our subsidiaries.  To achieve our business objective and generate dividend yields, our strategy is:

▪	to acquire Investment Securities that we believe:

-	we have the necessary expertise to evaluate and manage;

-      we can readily finance;

-	are consistent with our balance sheet guidelines and risk management objectives; and

-      provide attractive investment returns in a range of scenarios;

▪
to finance purchases of mortgage-backed securities with the proceeds of equity and debt offerings and, to the extent permitted by our capital investment policy, to utilize leverage to increase potential returns to stockholders through borrowings;

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

Mortgage-Backed Securities

General

To date, substantially all of the mortgage-backed securities that we have acquired have been Agency mortgage-backed securities which, although not rated, carry an implied “AAA” rating.  Agency mortgage-backed securities are mortgage-backed securities where a government agency or federally chartered corporation, such as Freddie Mac, Fannie Mae or Ginnie Mae, guarantees payments of principal or interest on the securities.  Agency mortgage-backed securities consist of agency pass-through certificates and CMOs issued or guaranteed by an agency.

Even though to date we have only acquired mortgage-backed securities with an implied “AAA” rating, under our capital investment policy, we have the ability to acquire securities of lower quality.  Under our policy, at least 75% of our total assets must be high quality mortgage-backed securities and short-term investments.  High quality securities are securities (1) that are rated within one of the two highest rating categories by at least one of the nationally recognized rating agencies, (2) that are unrated but are guaranteed by the United States government or an agency of the United States government, or (3) that are unrated or whose ratings have not been updated but that our management determines are of comparable quality to rated high quality mortgage-backed securities.

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

At December 31, 2010, our mortgage-backed securities consisted of pass-through certificates and CMOs issued or guaranteed by Freddie Mac, Fannie Mae or Ginnie Mae.  We have not, and will not, invest in REMIC residuals and other CMO residuals.

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

Mortgage-backed securities differ from other forms of traditional debt securities, which normally provide for periodic payments of interest in fixed amounts with principal payments at maturity or on specified call dates.  Instead, mortgage-backed securities provide for a monthly payment, which consists of both interest and principal.  In effect, these payments are a “pass-through” of the monthly interest and principal payments made by the individual borrower on the mortgage loans, net of any fees paid to the issuer or guarantor of the securities.  Additional payments result from prepayments of principal upon the sale, refinancing or foreclosure of the underlying residential property, net of fees or costs which may be incurred.  Some mortgage-backed securities, such as securities issued by Ginnie Mae, are described as “modified pass-through”. These securities entitle the holder to receive all interest and principal payments owed on the mortgage pool, net of certain fees, regardless of whether the mortgagors actually make mortgage payments when due.

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

Freddie Mac Certificates

Freddie Mac is a privately-owned government-sponsored enterprise created pursuant to an Act of Congress on July 24, 1970.  The principal activity of Freddie Mac currently consists of the purchase of mortgage loans or participation interests in mortgage loans and the resale of the loans and participations in the form of guaranteed mortgage-backed securities.  Freddie Mac guarantees to each holder of Freddie Mac certificates the timely payment of interest at the applicable pass-through rate and ultimate collection of all principal on the holder’s pro rata share of the unpaid principal balance of the related mortgage loans, but does not guarantee the timely payment of scheduled principal of the underlying mortgage loans.  The obligations of Freddie Mac under its guarantees are solely those of Freddie Mac and are not backed by the full faith and credit of the United States.  If Freddie Mac were unable to satisfy these obligations, distributions to holders of Freddie Mac certificates would consist solely of payments and other recoveries on the underlying mortgage loans and, accordingly, defaults and delinquencies on the underlying mortgage loans would adversely affect monthly distributions to holders of Freddie Mac certificates.

Freddie Mac certificates may be backed by pools of single-family mortgage loans or multi-family mortgage loans.  These underlying mortgage loans may have original terms to maturity of up to 40 years.  Freddie Mac certificates may be issued under cash programs (composed of mortgage loans purchased from a number of sellers) or guarantor programs (composed of mortgage loans acquired from one seller in exchange for certificates representing interests in the mortgage loans purchased).

Freddie Mac certificates may pay interest at a fixed rate or an adjustable rate.  The interest rate paid on adjustable-rate Freddie Mac certificates (Freddie Mac ARMs) adjusts periodically within 60 days prior to the month in which the interest rates on the underlying mortgage loans adjust.  The interest rates paid on certificates issued under Freddie Mac’s standard ARM programs adjust in relation to the Treasury index.  Other specified indices used in Freddie Mac ARM programs include the 11th District Cost of Funds Index published by the Federal Home Loan Bank of San Francisco, LIBOR and other indices.  Interest rates paid on fully-indexed Freddie Mac ARM certificates equal the applicable index rate plus a specified number of basis points.  The majority of the series of Freddie Mac ARM certificates issued to date have evidenced pools of mortgage loans with monthly, semi-annual or annual interest adjustments.  Adjustments in the interest rates paid are generally limited to an annual increase or decrease of either 100 or 200 basis points and to a lifetime cap of 500 or 600 basis points over the initial interest rate.  Certain Freddie Mac programs include mortgage loans which allow the borrower to convert the adjustable mortgage interest rate to a fixed rate.  Adjustable-rate mortgages which are converted into fixed-rate mortgage loans are repurchased by Freddie Mac or by the seller of the loan to Freddie Mac at the unpaid principal balance of the loan plus accrued interest to the due date of the last adjustable rate interest payment.

Fannie Mae Certificates

Fannie Mae is a privately-owned, federally-chartered corporation organized and existing under the Federal National Mortgage Association Charter Act.  Fannie Mae provides funds to the mortgage market primarily by purchasing home mortgage loans from local lenders, thereby replenishing their funds for additional lending.  Fannie Mae guarantees to the registered holder of a Fannie Mae certificate that it will distribute amounts representing scheduled principal and interest on the mortgage loans in the pool underlying the Fannie Mae certificate, whether or not received, and the full principal amount of any such mortgage loan foreclosed or otherwise finally liquidated, whether or not the principal amount is actually received.  The obligations of Fannie Mae under its guarantees are solely those of Fannie Mae and are not backed by the full faith and credit of the United States.  If Fannie Mae were unable to satisfy its obligations, distributions to holders of Fannie Mae certificates would consist solely of payments and other recoveries on the underlying mortgage loans and, accordingly, defaults and delinquencies on the underlying mortgage loans would adversely affect monthly distributions to holders of Fannie Mae.

Fannie Mae certificates may be backed by pools of single-family or multi-family mortgage loans.  The original term to maturity of any such mortgage loan generally does not exceed 40 years.  Fannie Mae certificates may pay interest at a fixed rate or an adjustable rate.  Each series of Fannie Mae ARM certificates bears an initial interest rate and margin tied to an index based on all loans in the related pool, less a fixed percentage representing servicing compensation and Fannie Mae’s guarantee fee.  The specified index used in different series has included the Treasury Index, the 11th District Cost of Funds Index published by the Federal Home Loan Bank of San Francisco, LIBOR and other indices.  Interest rates paid on fully-indexed Fannie Mae ARM certificates equal the applicable index rate plus a specified number of basis points.  The majority of series of Fannie Mae ARM certificates issued to date have evidenced pools of mortgage loans with monthly, semi-annual or annual interest rate adjustments.  Adjustments in the interest rates paid are generally limited to an annual increase or decrease of either 100 or 200 basis points and to a lifetime cap of 500 or 600 basis points over the initial interest rate.  Certain Fannie Mae programs include mortgage loans which allow the borrower to convert the adjustable mortgage interest rate of the ARM to a fixed rate.  Adjustable-rate mortgages which are converted into fixed-rate mortgage loans are repurchased by Fannie Mae or by the seller of the loans to Fannie Mae at the unpaid principal of the loan plus accrued interest to the due date of the last adjustable rate interest payment.  Adjustments to the interest rates on Fannie Mae ARM certificates are typically subject to lifetime caps and periodic rate or payment caps.

Ginnie Mae Certificates

Ginnie Mae is a wholly owned corporate instrumentality of the United States within the Department of Housing and Urban Development (HUD).  The National Housing Act of 1934 authorizes Ginnie Mae to guarantee the timely payment of the principal and interest on certificates which represent an interest in a pool of mortgages insured by the Federal Housing Administration (FHA) or partially guaranteed by the Department of Veterans Affairs and other loans eligible for inclusion in mortgage pools underlying Ginnie Mae certificates.  Section 306(g) of the Housing Act provides that the full faith and credit of the United States is pledged to the payment of all amounts which may be required to be paid under any guaranty by Ginnie Mae.

At present, most Ginnie Mae certificates are backed by single-family mortgage loans.  The interest rate paid on Ginnie Mae certificates may be a fixed rate or an adjustable rate.  The interest rate on Ginnie Mae certificates issued under Ginnie Mae’s standard ARM program adjusts annually in relation to the Treasury index.  Adjustments in the interest rate are generally limited to an annual increase or decrease of 100 basis points and to a lifetime cap of 500 basis points over the initial coupon rate.

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

Collateralized Mortgage Obligations and Multi-Class Pass-Through Securities

We may also invest in CMOs and multi-class pass-through securities.  CMOs are debt obligations issued by special purpose entities that are secured by mortgage loans or mortgage-backed certificates, including, in many cases, certificates issued by government and government-related guarantors, including, Ginnie Mae, Fannie Mae and Freddie Mac, together with certain funds and other collateral.  Multi-class pass-through securities are equity interests in a trust composed of mortgage loans or other mortgage-backed securities.  Payments of principal and interest on underlying collateral provide the funds to pay debt service on the CMO or make scheduled distributions on the multi-class pass-through securities.  CMOs and multi-class pass-through securities may be issued by agencies or instrumentalities of the U.S. Government or by private organizations.  The discussion of CMOs in the following paragraphs is similarly applicable to multi-class pass-through securities.

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

Adjustable-rate mortgage pass-through certificates and floaters typically have caps, which limit the maximum amount by which the interest rate may be increased or decreased at periodic intervals or over the life of the security.  To the extent that interest rates rise faster than the allowable caps on the adjustable-rate mortgage pass-through certificates and floaters, these securities will behave more like fixed-rate securities.  Consequently, interest rate increases in excess of caps can be expected to cause these securities to behave more like traditional debt securities than adjustable-rate interest-earning assets and, accordingly, to decline in value to a greater extent than would be the case in the absence of these caps.

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

Other Floating Rate Instruments

We may also invest in structured floating-rate notes issued or guaranteed by government agencies, such as Fannie Mae and Freddie Mac.  These instruments are typically structured to reflect an interest rate arbitrage (i.e., the difference between the agency’s cost of funds and the income stream from specified assets of the agency) and their reset formulas may provide more attractive returns than other floating rate instruments. The indices used to determine resets are the same as those described above.

Mortgage Loans

As of December 31, 2010, we have not invested directly in mortgage loans, but we may from time-to-time invest a small percentage of our assets directly in single-family, multi-family or commercial mortgage loans.  We expect that the majority of these mortgage loans would be ARM pass-through certificates.  The interest rate on an ARM pass-through certificate is typically tied to an index (such as LIBOR or the interest rate on Treasury bills), and is adjustable periodically at specified intervals.  These mortgage loans are typically subject to lifetime interest rate caps and periodic interest rate or payment caps.  The acquisition of mortgage loans generally involves credit risk.  We may obtain credit enhancement to mitigate this risk; however, there can be no assurances that we will be able to obtain credit enhancement or that credit enhancement would mitigate the credit risk of the underlying mortgage loans.

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

Our capital investment policy requires that we structure our portfolio to maintain a minimum weighted average rating (including our deemed comparable ratings for unrated mortgage-backed securities) of our mortgage-backed securities of at least single “A” under the S&P rating system and at the comparable level under the other rating systems.  To date, substantially all of the mortgage-backed securities we have acquired have been pass-through certificates or CMOs issued or guaranteed by Freddie Mac, Fannie Mae or Ginnie Mae which, although not rated, have an implied “AAA” rating.

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

We generally intend to hold mortgage-backed securities for extended periods.  In addition, the REIT provisions of the Internal Revenue Code limit in certain respects our ability to sell mortgage-backed securities.  We may decide however to sell assets from time to time, for a number of reasons, including our desire to dispose of an asset as to which credit risk concerns have arisen, to reduce interest rate risk, to substitute one type of mortgage-backed security for another, to improve yield or to maintain compliance with the 55% requirement of Section 3(c)(5)(C) of the Investment Company Act, or generally to re-structure the balance sheet when we deem advisable.  Our board of directors has not adopted any policy that would restrict management’s authority to determine the timing of sales or the selection of mortgage-backed securities to be sold.

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

Credit Risk Management

                Although we do not expect to encounter credit risk in our Agency mortgage-backed securities and Agency debentures, we face credit risk on the portions of our portfolio which are not mortgage-backed securities and Agency debentures.  In addition, our use of repurchase agreements and interest rate swaps creates exposure to credit risk relating to potential losses that could be recognized if the counterparties to these instruments fail to perform their obligations under the contracts.  In the event of a default by the counterparty, we could have difficulty obtaining our Agency mortgage-backed securities pledged as collateral for swaps.  We review credit risk and other risk of loss associated with each investment and determine the appropriate allocation of capital to apply to the investment under our capital investment policy.  Our management will monitor the overall portfolio risk and determine appropriate levels of provision for loss.

Capital and Leverage

We expect generally to maintain a debt-to-equity ratio of between 8:1 and 12:1, although the ratio may vary, as it currently does because of market conditions, from this range from time to time based upon various factors, including our management’s opinion of the level of risk of our assets and liabilities, our liquidity position, our level of unused borrowing capacity and over-collateralization levels required by lenders when we pledge assets to secure borrowings.  For purposes of calculating this ratio, our equity (or capital base) is equal to the value of our investment portfolio on a mark-to-market basis less the book value of our obligations under repurchase agreements and other collateralized borrowings.  For the calculation of this ratio, equity includes the Series B Cumulative Convertible Preferred Stock, which is not included in equity under Generally Accepted Accounting Principles.

Our goal is to strike a balance between the under-utilization of leverage, which reduces potential returns to stockholders, and the over-utilization of leverage, which could reduce our ability to meet our obligations during adverse market conditions.  Our capital investment policy limits our ability to acquire additional assets during times when our debt-to-equity ratio exceeds 12:1.  At December 31, 2010, our ratio of debt-to-equity was 6.7:1.  Our capital base represents the approximate liquidation value of our investments and approximates the market value of assets that we can pledge or sell to meet over-collateralization requirements for our borrowings.  The unpledged portion of our capital base is available for us to pledge or sell as necessary to maintain over-collateralization levels for our borrowings.

We are prohibited from acquiring additional assets during periods when our capital base is less than the minimum amount required under our capital investment policy, except as may be necessary to maintain REIT status or our exemption from the Investment Company Act of 1940, as amended (or the Investment Company Act).  In addition, when our capital base falls below our risk-managed capital requirement, our management is required to submit to our board of directors a plan for bringing our capital base into compliance with our capital investment policy guidelines.  We anticipate that in most circumstances we can achieve this goal without overt management action through the natural process of mortgage principal repayments.  We anticipate that our capital base is likely to exceed our risk-managed capital requirement during periods following new equity offerings and during periods of falling interest rates and that our capital base could fall below the risk-managed capital requirement during periods of rising interest rates.

The first component of our capital requirement is the current aggregate over-collateralization amount or “haircut” the lenders require us to hold as capital.  The haircut for each mortgage-backed security is determined by our lenders based on the risk characteristics and liquidity of the asset.  Should the market value of our pledged assets decline, we will be required to deliver additional collateral to our lenders to maintain a constant over-collateralization level on our borrowings.

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

 We enter into interest rate swaps.  We may from time-to-time enter into interest rate collars, interest rate caps or floors, and purchase interest-only mortgage-backed securities and similar instruments to attempt to mitigate the risk of the cost of our variable rate liabilities increasing at a faster rate than the earnings on our assets during a period of rising interest rates or to mitigate prepayment risk.  We may hedge as much of the interest rate risk as our management determines is in our best interests, given the cost of the hedging transactions and the need to maintain our status as a REIT.  This determination may result in our electing to bear a level of interest rate or prepayment risk that could otherwise be hedged when management believes, based on all relevant facts, that bearing the risk is advisable.

We seek to build a balance sheet and undertake an interest rate risk management program which is likely to generate positive earnings and maintain an equity liquidation value sufficient to maintain operations given a variety of potentially adverse circumstances.  Accordingly, our interest rate risk management program addresses both income preservation, as discussed above, and capital preservation concerns.  For capital preservation, we monitor our “duration.”  This is the expected percentage change in market value of our assets that would be caused by a 1% change in short and long-term interest rates.  To monitor weighted average duration and the related risks of fluctuations in the liquidation value of our equity, we model the impact of various economic scenarios on the market value of our mortgage-backed securities and liabilities.  At December 31, 2010, we estimate that the duration of our assets was 3.41 years and giving effect to the swap transactions, our weighted average duration was 0.74 years.  We believe that our interest rate risk management program will allow us to maintain operations throughout a wide variety of potentially adverse circumstances.  Nevertheless, in order to further preserve our capital base (and lower our duration) during periods when we believe a trend of rapidly rising interest rates has been established, we may decide to increase hedging activities or to sell assets.  Each of these actions may lower our earnings and dividends in the short term to further our objective of maintaining attractive levels of earnings and dividends over the long term.

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

Potential Acquisitions, Strategic Alliances and Other Investments

From time-to-time we have explored possible transactions to enhance our operations and growth, including entering into new businesses, acquisitions of other businesses or assets, investments in other entities, joint venture arrangements, or strategic alliances. We entered into the broker-dealer business during the first quarter of January 2009, through our subsidiary RCap, which was granted membership in FINRA in January 2009.  On October 31, 2008 we consummated our acquisition of Merganser which is a registered investment advisor.  We own approximately 45.0 million shares of common stock of Chimera Investment Corporation, or Chimera.  Chimera is a publicly traded, specialty finance company that acquires, manages, and finances, directly or through its subsidiaries, residential mortgage loans, residential mortgage-backed securities, real estate related securities and various other asset classes.  Chimera is externally managed by FIDAC and has elected and qualifies to be taxed as a REIT for federal income tax purposes.  We own approximately 4.5 million shares of common stock of CreXus Investment Corp., or CreXus.  CreXus is a publicly traded, specialty finance company that acquires, manages, and finances, directly or through its subsidiaries, commercial mortgage loans and other commercial real estate debt, commercial mortgage-backed securities, or CMBS, and other commercial real estate-related assets.  CreXus is externally managed by FIDAC and has elected and qualifies to be taxed as a REIT for federal income tax purposes.

We may, from time-to-time, continue to explore possible new businesses, acquisitions, investments, joint venture arrangements and strategic alliances which may enhance our operations and assist our and our subsidiaries’ growth.  These transactions could be material to our financial condition and results of operations. The process of integrating an acquired company or business, will likely create, unforeseen operating difficulties and expenditures.  Our failure to address these risks or other problems encountered in connection with our past or future acquisitions and investments could cause us to fail to realize the anticipated benefits of such acquisitions or investments, incur unanticipated liabilities, and harm our business generally.  Future acquisitions could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, or amortization expenses, or write-offs of goodwill, any of which could harm our financial condition.  Also, the anticipated benefit of many of our acquisitions or investments may not materialize.

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

Employees

As of December 31, 2010, we and our subsidiaries had 114 full time employees.  None of our employees are subject to any collective bargaining agreements.  We believe we have good relations with our employees.

Available Information

Our investor relations website is www.annaly.com.  We make available on this website under “SEC filings,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the SEC.

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

Our results of operations are materially affected by conditions in the markets for mortgages and mortgage-related assets, including Agency mortgage-backed securities, as well as the broader financial markets and the economy generally.  Beginning in the summer of 2007, significant adverse changes in financial market conditions resulted in a deleveraging of the entire global financial system and the forced sale of large quantities of mortgage-related and other financial assets.  Concerns over economic recession, geopolitical issues, unemployment, the availability and cost of financing, the mortgage market and a declining real estate market contributed to increased volatility and diminished expectations for the economy and markets.  As a result of these conditions, many traditional mortgage investors suffered severe losses in their residential mortgage portfolios and several major market participants failed or have been impaired, resulting in a significant contraction in market liquidity for mortgage-related assets.  This illiquidity negatively affected both the terms and availability of financing for all mortgage-related assets.  Further increased volatility and deterioration in the markets for mortgages and mortgage-related assets as well as the broader financial markets may adversely affect the performance and market value of our Agency mortgage-backed securities.  If these conditions persist, institutions from which we seek financing for our investments may tighten their lending standards or become insolvent, which could make it more difficult for us to obtain financing on favorable terms or at all.  Our profitability may be adversely affected if we are unable to obtain cost-effective financing for our investments.  Continued adverse developments in the broader residential mortgage market may adversely affect the value of the assets in which we invest.

Since the summer of 2007, the residential mortgage market in the United States experienced a variety of difficulties and changed economic conditions, including defaults, credit losses and liquidity concerns. Certain commercial banks, investment banks and insurance companies have announced extensive losses from exposure to the residential mortgage market. These losses have reduced financial industry capital, leading to reduced liquidity for some institutions. These factors have impacted investor perception of the risk associated with Agency mortgage-backed securities in which we invest. As a result, values for Agency mortgage-backed securities in which we invest have experienced a certain amount of volatility. Further increased volatility and deterioration in the broader residential mortgage and Agency mortgage-backed securities markets may adversely affect the performance and market value of our investments. Any decline in the value of our investments, or perceived market uncertainty about their value, would likely make it difficult for us to obtain financing on favorable terms or at all, or maintain our compliance with terms of any financing arrangements already in place.

The Agency mortgage-backed securities in which we invest are classified for accounting purposes as available-for-sale.  All assets classified as available-for-sale are reported at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity.  As a result, a decline in fair values may reduce the book value of our assets.  Moreover, if the decline in fair value of an available-for-sale security is other-than-temporarily impaired, such decline will reduce earnings.  If market conditions result in a decline in the fair value of our Agency mortgage-backed securities, our financial position and results of operations could be adversely affected.

The potential limit or wind down of the role Fannie Mae and Freddie Mac play in the mortgage-backed securities market may adversely affect our business, operations and financial condition.

On February 11, 2011, the U.S Department of the Treasury (or Treasury) issued a White Paper titled “Reforming America's Housing Finance Market” (or the White Paper) that lays out, among other things, proposals to limit or potentially wind down the role that Fannie Mae and Freddie Mac play in the mortgage market.  Any such proposals,  if enacted, may have broad adverse implications for the economy, the mortgage-backed securities market and our business, operations and financial condition.  We expect such proposals to be the subject of significant discussion and it is not yet possible to determine whether or when such proposals may be enacted, what form any final legislation or policies might take and how proposals, legislation or policies emanating from the White Paper may impact the economy, the mortgage-backed securities market and our business, operations and financial condition.  We are evaluating, and will continue to evaluate, the potential impact of the proposals set forth in the White Paper.

The conservatorship of Fannie Mae and Freddie Mac, their reliance upon the U.S. Government for solvency, and related efforts that may significantly affect Fannie Mae and Freddie Mac and their relationship with the U.S. Government, may adversely affect our business, operations and financial condition.

Due to increased market concerns about Fannie Mae and Freddie Mac’s ability to withstand future credit losses associated with securities held in their investment portfolios, and on which they provide guarantees, without the direct support of the U.S. Government Congress passed the Housing and Economic Recovery Act of 2008, or the HERA.  Among other things, the HERA established the Federal Housing Finance Agency, or FHFA, which has broad regulatory powers over Fannie Mae and Freddie Mac.  On September 6, 2008, the FHFA placed Fannie Mae and Freddie Mac into conservatorship and, together with the Treasury, established a program designed to boost investor confidence in Fannie Mae’s and Freddie Mac’s debt and mortgage-backed securities.  As the conservator of Fannie Mae and Freddie Mac, the FHFA controls and directs their operations and may (1) take over the assets of and operate Fannie Mae and Freddie Mac with all the powers of their shareholders, directors and officers of Fannie Mae and Freddie Mac and conduct all business of Fannie Mae and Freddie Mac; (2) collect all obligations and money due to Fannie Mae and Freddie Mac; (3) perform all functions of Fannie Mae and Freddie Mac which are consistent with the conservator’s appointment; (4) preserve and conserve the assets and property of Fannie Mae and Freddie Mac; and (5) contract for assistance in fulfilling any function, activity, action or duty of the conservator.

In addition to FHFA becoming the conservator of Fannie Mae and Freddie Mac, the Treasury and Fannie Mae and Freddie Mac have entered into Preferred Stock Purchase Agreements (or PSPAs) pursuant to which the Treasury has ensured that each of Fannie Mae and Freddie Mac maintains a positive net worth. On December 24, 2009, the Treasury amended the terms of the PSPAs to remove the $200 billion per institution limit established under the PSPAs until the end of 2012.  The Treasury also amended the PSPAs with respect to the requirements for Fannie Mae and Freddie Mac to reduce their portfolios.

In addition, in 2008 the Federal Reserve established a program to purchase $100 billion in direct obligations of Fannie Mae, Freddie Mac and the Federal Home Loan Bank and $500 billion in Agency mortgage-backed securities.  These targets were increased in March 2009 to $200 billion and $1.25 trillion of Agency debentures and Agency mortgage-backed securities, respectively. The Federal Reserve stated that its actions were intended to reduce the cost and increase the availability of credit for the purchase of houses, and were meant to support housing markets and foster improved conditions in financial markets more generally.  The Federal Reserve completed this program in March 2010.

The problems faced by Fannie Mae and Freddie Mac resulting in their placement into federal conservatorship and receipt of significant U.S. Government support have sparked debate among some federal policy makers regarding the continued role of the U.S. Government in providing liquidity for mortgage loans and mortgage-backed securities.  With Fannie Mae’s and Freddie Mac’s future under debate, the nature of their guarantee obligations could be considerably limited relative to historical measurements.  Any changes to the nature of their guarantee obligations could redefine what constitutes an Agency mortgage-backed security and could have broad adverse implications for the market and our business, operations and financial condition.  If Fannie Mae or Freddie Mac are eliminated, or their structures change radically (i.e., limitation or removal of the guarantee obligation), we may be unable to acquire additional Agency mortgage-backed securities.  A reduction in the supply of Agency mortgage-backed securities could negatively affect the pricing of Agency mortgage-backed securities by reducing the spread between the interest we earn on our portfolio of Agency mortgage-backed securities and our cost of financing that portfolio.

Although the Treasury previously committed capital to Fannie Mae and Freddie Mac through 2012, and in the White Paper the Treasury committed to providing sufficient capital to enable Fannie Mae and Freddie Mac to meet their current and future guarantee obligations, there can be no assurance that these actions will be adequate for their needs. If these actions are inadequate, Fannie Mae and Freddie Mac could continue to suffer losses and could fail to honor their guarantees and other obligations.  Furthermore, the current credit support provided by the Treasury to Fannie Mae and Freddie Mac, and any additional credit support it may provide in the future, could have the effect of lowering the interest rates we expect to receive from mortgage-backed securities, and tightening the spread between the interest we earn on our mortgage-backed securities and the cost of financing those assets.

In addition, our existing Agency mortgage-backed securities could be materially and adversely impacted.  We rely on our Agency mortgage-backed securities as collateral for our financings under our repurchase agreements.  Any decline in their value, or perceived market uncertainty about their value, would make it more difficult for us to obtain financing on acceptable terms or at all, or to maintain our compliance with the terms of any financing transactions.

Future policies that change the relationship between Fannie Mae and Freddie Mac and the U.S. Government, including those that result in their winding down, nationalization, privatization, or elimination, may create market uncertainty and have the effect of reducing the actual or perceived credit quality of securities issued or guaranteed by Fannie Mae or Freddie Mac.  As a result, such policies could increase the risk of loss on investments in Agency mortgage-backed securities guaranteed by Fannie Mae and/or Freddie Mac.  It also is possible that such policies could adversely impact the market for such securities and spreads at which they trade.  All of the foregoing could materially and adversely affect our business, operations and financial condition.

Mortgage loan modification programs, future legislative action and changes in the requirements necessary to qualify for refinancing a mortgage with Fannie Mae, Freddie Mac or Ginnie Mae may adversely affect the value of, and the returns on, the assets in which we invest.

The U.S. government, through the Federal Housing Administration, or FHA, and the FDIC, has implemented programs designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures including the Hope for Homeowners Act of 2008, which allows certain distressed borrowers to refinance their mortgages into FHA-insured loans.  The programs may also involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans or the rate of interest payable on the loans, or to extend the payment terms of the loans.  Members of the U.S. Congress have indicated support for additional legislative relief for homeowners, including an amendment of the bankruptcy laws to permit the modification of mortgage loans in bankruptcy proceedings.  These loan modification programs, future legislative or regulatory actions, including amendments to the bankruptcy laws, that result in the modification of outstanding mortgage loans, as well as changes in the requirements necessary to qualify for refinancing a mortgage with Fannie Mae, Freddie Mac or Ginnie Mae may adversely affect the value of, and the returns on, our Agency mortgage-backed securities and Agency debentures.  Depending on whether or not we purchased an instrument at a premium or discount, the yield we receive may be positively or negatively impacted by any modification.

The U.S. Government's pressing for refinancing of certain loans may affect prepayment rates for mortgage loans in Mortgage-Backed Securities.

In addition to the increased pressure upon residential mortgage loan investors and servicers to engage in loss mitigation activities, the U.S. Government is pressing for refinancing of certain loans, and this encouragement may affect prepayment rates for mortgage loans in Agency mortgage-backed securities.  To the extent these and other economic stabilization or stimulus efforts are successful in increasing prepayment speeds for residential mortgage loans, such as those in Agency mortgage-backed securities, that could potentially harm our income and operating results, particularly in connection with loans or Agency mortgage-backed securities purchased at a premium or our interest-only securities.

There can be no assurance that the actions of the U.S. Government, the Federal Reserve, the Treasury and other governmental and regulatory bodies for the purpose of stabilizing the financial markets will achieve the intended effect, that our business will benefit from these actions or that further government or market developments will not adversely impact us.

In response to the financial issues affecting the banking system and the financial markets and going concern threats to investment banks and other financial institutions, the U.S. Government, the Federal Reserve, the Treasury and other governmental and regulatory bodies have taken action to attempt to stabilize the financial markets.

There can be no assurance that the actions of the U.S. Government will have a beneficial impact on the financial markets, including on current levels of volatility.  To the extent the market does not respond favorably to these initiatives or these initiatives do not function as intended, our business may not receive the anticipated positive impact from the legislation.  There can also be no assurance that we will be eligible to participate in any programs established by the U.S. Government, if we are eligible, that we will be able to utilize them successfully or at all.  In addition, because the programs are designed, in part, to provide liquidity to restart the market for certain of our targeted assets, the establishment of these programs may result in increased competition for attractive opportunities in our targeted assets.  It is also possible that our competitors may utilize the programs which would provide them with attractive debt and equity capital funding from the U.S. Government. In addition, the U.S. Government, the Federal Reserve, the Treasury and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis.  We cannot predict whether or when such actions may occur, and such actions could have a dramatic impact on our business, results of operations and financial condition.

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

We earn money based upon the spread between the interest payments we earn on our Investment Securities and the interest payments we must make on our borrowings.  If the interest payments on our borrowings increase relative to the interest we earn on our Investment Securities, our profitability may be adversely affected.  The interest payments on our borrowings may increase relative to the interest we earn on our adjustable-rate interest-earning assets for various reasons discussed in this section.

•	Differences in timing of interest rate adjustments on our Investment Securities and our borrowings may adversely affect our profitability

We rely primarily on short-term borrowings to acquire Investment Securities with long-term maturities.  Accordingly, if short-term interest rates increase, this may adversely affect our profitability.

Some of the Investment Securities we acquire are adjustable-rate interest-earning assets.  This means that their interest rates may vary over time based upon changes in an objective index, such as:

•	LIBOR. The interest rate that banks in London offer for deposits in London of U.S. dollars.

•	Treasury Rate. A monthly or weekly average yield of benchmark U.S. Treasury securities, as published by the Federal Reserve Board.

•	CD Rate. The weekly average of secondary market interest rates on six-month negotiable certificates of deposit, as published by the Federal Reserve Board.

These indices generally reflect short-term interest rates.  On December 31, 2010, approximately 13% of our Investment Securities were adjustable-rate interest-earning assets.

The interest rates on our borrowings similarly vary with changes in an objective index.  Nevertheless, the interest rates on our borrowings generally adjust more frequently than the interest rates on our adjustable-rate interest-earning assets.  For example, on December 31, 2010, our adjustable-rate interest-earning assets had a weighted average term to next rate adjustment of 39 months, while our borrowings had a weighted average term of 127 days.  Accordingly, in a period of rising interest rates, we could experience a decrease in net income or a net loss because the interest rates on our borrowings adjust faster than the interest rates on our adjustable-rate interest-earning assets.

•	Interest rate caps on our Agency mortgage-backed securities and Agency debentures may adversely affect our profitability

Our adjustable-rate interest-earning assets are typically subject to periodic and lifetime interest rate caps. Periodic interest rate caps limit the amount an interest rate can increase during any given period.  Lifetime interest rate caps limit the amount an interest rate can increase through maturity of Agency mortgage-backed securities and Agency debentures.  Our borrowings are not subject to similar restrictions.  Accordingly, in a period of rapidly increasing interest rates, we could experience a decrease in net income or experience a net loss because the interest rates on our borrowings could increase without limitation while the interest rates on our adjustable-rate interest-earning assets would be limited by caps.

•	Because we acquire fixed-rate securities, an increase in interest rates may adversely affect our profitability

In a period of rising interest rates, our interest payments could increase while the interest we earn on our fixed-rate mortgage-backed securities would not change.  This would adversely affect our profitability.  On December 31, 2010, approximately 86% of our Investment Securities were fixed-rate investments.

An increase in prepayment rates may adversely affect our profitability.

The Agency mortgage-backed securities we acquire are backed by pools of mortgage loans.  We receive payments, generally, from the payments that are made on these underlying mortgage loans.  When borrowers prepay their mortgage loans at rates that are faster-than-expected, this results in prepayments on mortgage-backed securities that are faster than expected.  These faster than expected prepayments may adversely affect our profitability.  We often purchase mortgage-backed securities that have a higher interest rate than the market interest rate at the time.  In exchange for this higher interest rate, we must pay a premium over the market value to acquire the security.  In accordance with accounting rules, we amortize this premium over the term of the mortgage-backed security.  If the mortgage-backed security is prepaid in whole or in part prior to its maturity date, however, we must expense all or a part of the remaining unamortized portion of the premium that was prepaid at the time of the prepayment.  This adversely affects our profitability.

Prepayment rates generally increase when interest rates fall and decrease when interest rates rise, but changes in prepayment rates are difficult to predict.  Prepayment rates also may be affected by conditions in the housing and financial markets, general economic conditions and the relative interest rates on fixed-rate and adjustable-rate mortgage loans.

We often purchase mortgage-backed securities that have a higher coupon rate than the prevailing market interest rates.  In exchange for a higher coupon rate, we typically pay a premium over par value to acquire these mortgage-backed securities.  In accordance with generally accepted accounting principles (or GAAP), we amortize the premiums on our mortgage-backed securities over the life of the related mortgage-backed securities.  If the mortgage loans securing these mortgage-backed securities prepay at a more rapid rate than anticipated, we will have to amortize our premiums on an accelerated basis which may adversely affect our profitability.  Defaults on mortgage loans underlying Agency mortgage-backed securities typically have the same effect as prepayments because of the underlying Agency guarantee.  Fannie Mae and Freddie Mac significantly increased their purchases of delinquent loans from the pools of mortgages collateralizing their Agency mortgage-backed securities beginning in March 2010. As of December 31, 2010, we had net purchase premiums of $2.3 billion, or 3.0% of current par value, on our Agency mortgage-backed securities, Agency debentures, and corporate debt.

We may seek to reduce prepayment risk by acquiring mortgage-backed securities at a discount.  If a discounted security is prepaid in whole or in part prior to its maturity date, we will earn income equal to the amount of the remaining discount.  This will improve our profitability if the discounted securities are prepaid faster than expected.

We also can acquire mortgage-backed securities that are less affected by prepayments.  For example, we can acquire CMOs, a type of mortgage-backed security.  CMOs divide a pool of mortgage loans into multiple tranches that allow for shifting of prepayment risks from slower-paying tranches to faster-paying tranches.  This is in contrast to pass-through or pay-through mortgage-backed securities, where all investors share equally in all payments, including all prepayments.  As discussed below, the Investment Company Act of 1940 imposes restrictions on our purchase of CMOs.  As of December 31, 2010, approximately 19% of our Investment Securities were CMOs and approximately 81% of our Investment Securities were pass-through or pay-through securities.

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

To continue to qualify as a REIT, we must comply with requirements regarding our assets and our sources of income.  If we are compelled to liquidate our Agency mortgage-backed securities and Agency debentures, we may be unable to comply with these requirements, ultimately jeopardizing our status as a REIT and our failure to qualify as a REIT will have adverse tax consequences.

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

Currently, all of our collateralized borrowings are in the form of repurchase agreements.  If the interest rates on these repurchase agreements increase, it would adversely affect our profitability.

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

Even though our Agency mortgage-backed securities and Agency debentures acquired thus far have been “AAA”, pursuant to our capital investment policy, we have the ability to acquire securities of lower credit quality.  Under our policy:

•
75% of our total assets must be high quality mortgage-backed securities and short-term investments.  High quality securities are securities (1) that are rated within one of the two highest rating categories by at least one of the nationally recognized rating agencies, (2) that are unrated but are guaranteed by the United States government or an agency of the United States government, or (3) that are unrated or whose ratings have not been updated but that our management determines are of comparable quality to high quality rated mortgage-backed securities;

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

As of February 24, 2011, 804,165,257 shares of our common stock were outstanding. If we issue a significant number of shares of common stock or securities convertible into common stock in a short period of time, there could be a dilution of the existing common stock and a decrease in the market price of the common stock.

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

The repurchase right in our Convertible Senior Notes triggered by a fundamental change could discourage a potential acquiror.

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

Compliance with proposed and recently enacted changes in securities laws and regulations increases our costs.

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

The Dodd-Frank Act contains many regulatory changes and calls for future rulemaking that may affect our business, including, but not limited to resolutions involving derivatives, risk-retention in securitizations and short-term financings. We are evaluating, and will continue to evaluate the potential impact of regulatory change under the Dodd-Frank Act.

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

ITEM 4.     (REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began trading publicly on October 8, 1997 and is traded on the New York Stock Exchange under the trading symbol “NLY.”  As of February 16, 2011, we had 717,915,257 shares of common stock issued and outstanding which were held by approximately 473,679 beneficial holders.

The following table sets forth, for the periods indicated, the high, low, and closing sales prices per share of our common stock as reported on the New York Stock Exchange composite tape and the cash dividends declared per share of our common stock.

	Stock Prices

	High	Low	Close

First Quarter ended March 31, 2010	$18.75	$16.96	$17.18
Second Quarter ended June 30, 2010	$18.10	$14.09	$17.15
Third Quarter ended September 30, 2010	$18.54	$16.73	$17.60
Fourth Quarter ended December 31, 2010	$18.37	$17.25	$17.92

	High	Low	Close

First Quarter ended March 31, 2009	$16.29	$12.07	$13.87
Second Quarter ended June 30, 2009	$15.56	$13.21	$15.14
Third Quarter ended September 30, 2009	$19.74	$14.96	$18.14
Fourth Quarter ended December 31, 2009	$18.99	$16.74	$17.35

	Common Dividends
	Declared Per Share

First Quarter ended March 31, 2010		$0.65
Second Quarter ended June 30, 2010		$0.68
Third Quarter ended September 30, 2010		$0.68
Fourth Quarter ended December 31, 2010		$0.64

First Quarter ended March 31, 2009		$0.50
Second Quarter ended June 30, 2009		$0.60
Third Quarter ended September 30, 2009		$0.69
Fourth Quarter ended December 31, 2009		$0.75

We intend to pay quarterly dividends and to distribute to our stockholders all or substantially all of our taxable income in each year (subject to certain adjustments).  This will enable us to qualify for the tax benefits accorded to a REIT under the Code.  We have not established a minimum dividend payment level and our ability to pay dividends may be adversely affected for the reasons described under the caption “Risk Factors.”  All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our REIT status and such other factors as our board of directors may deem relevant from time to time.  No dividends can be paid on our common stock unless we have paid full cumulative dividends on our preferred stock.  From the date of issuance of our preferred stock through December 31, 2010, we have paid full cumulative dividends on our preferred stock.

SHARE PERFORMANCE GRAPH

The following graph and table set forth certain information comparing the yearly percentage change in cumulative total return on our common stock to the cumulative total return of the Standard & Poor’s Composite 500 stock Index or S&P 500 Index, and the Bloomberg REIT Mortgage Index, or BBG REIT index, an industry index of mortgage REITs.  The comparison is for the period from December 31, 2005 to December 31, 2010 and assumes the reinvestment of dividends.  The graph and table assume that $100 was invested in our common stock and the two other indices on December 31, 2005.  Upon written request we will provide stockholders with a list of the REITs included in the BBG REIT Index.

	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010
Annaly Capital Management, Inc.	100	130	174	172	206	232
S&P 500 Index	100	115	121	79	98	111
BBG Reit Index	100	117	74	55	61	67

The information in the share performance graph and table has been obtained from sources believed to be reliable, but neither its accuracy nor its completeness can be guaranteed.  The historical information set forth above is not necessarily indicative of future performance.  Accordingly, we do not make or endorse any predictions as to future share performance.

EQUITY COMPENSATION PLAN INFORMATION

On May 27, 2010, at our 2010 Annual Meeting of Stockholders, our stockholders approved the 2010 Equity Incentive Plan.  The 2010 Equity Incentive Plan authorizes the Compensation Committee of the board of directors to grant options, stock appreciation rights, dividend equivalent rights, or other share-based award, including restricted shares up to an aggregate of 25,000,000 shares, subject to adjustments as provided in the 2010 Equity Incentive Plan.  On June 28, 2010, we granted to each non-management director of the Company options to purchase 1,250 shares of our common stock under the 2010 Equity Incentive Plan.  The stock options were issued at the current market price on the date of grant and immediately vested with a contractual term of 5 years.  The grant date fair value is calculated using the Black-Scholes option valuation model.

We had previously adopted a long term stock incentive plan for executive officers, key employees and nonemployee directors (the Incentive Plan).  The Incentive Plan authorizes the Compensation Committee of the board of directors to grant awards, including incentive stock options as defined under Section 422 of the Code (ISOs) and options not so qualified (NQSOs).  The Incentive Plan authorizes the granting of options or other awards for an aggregate of the greater of 500,000 shares or 9.5% of the outstanding shares of our common stock up to a ceiling of 8,932,921 shares.  No further awards will be made under the Incentive Plan, although existing awards will remain effective.  Stock options were issued at the current market price on the date of grant, subject to an immediate or four year vesting in four equal installments with a contractual term of 5 or 10 years.  The grant date fair value is calculated using the Black-Scholes option valuation model.  For a description of our Incentive Plan, see Note 14 to the Financial Statements.

The following table provides information as of December 31, 2010 concerning shares of our common stock authorized for issuance under the 2010 Incentive Plan and Incentive Plan (the Incentive Plans).

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under the Incentive Plans (excluding previously issued)
Equity compensation plans approved by security holders	6,891,975	$15.33	25,181,850
Equity compensation plans not approved by security holders	-	-	-
Total	6,891,975	$15.33	25,181,850

ITEM 6.                SELECTED FINANCIAL DATA

The following selected financial data are derived from our audited financial statements for the years ended December 31, 2010, 2009, 2008, 2007, and 2006.  The selected financial data should be read in conjunction with the more detailed information contained in the Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

  SELECTED FINANCIAL DATA
(dollars in thousands, except for per share data)

Statement of Operations Data	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007	For the Year Ended December 31, 2006
Interest income:
Investment securities	$2,676,307	$2,922,499	$3,115,428	$2,355,447	$1,221,882
Securities loaned	3,997	103	-	-	-
U.S. Treasury Securities	2,830	-	-	-	-
Total interest income	2,683,134	2,922,602	3,115,428	2,355,447	1,221,882
Interest expense:
Repurchase agreements	397,971	575,867	1,560,976	1,892,372	1,043,898
Interest rate swaps	735,107	719,803	327,936	34,093	11,115
Convertible Senior Notes	24,228	-	-	-	-
Securities borrowed	3,377	92	-	-	-
U.S. Treasury Securities sold, not yet purchased	2,649	-	-	-	-
Total interest expense	1,163,332	1,295,762	1,888,912	1,926,465	1,055,013

Net interest income	1,519,802	1,626,840	1,226,516	428,982	166,869

Other (loss) income:
Investment advisory and service fees	58,073	48,952	27,891	22,028	22,351
Gain (loss) on sale of Mortgage-Backed Securities and Agency debentures	181,791	99,128	10,713	19,062	(3,862)
Gain on termination of interest rate swaps	-	-	-	2,096	10,674
Income from trading securities	-	-	9,695	19,147	3,994
Dividend income	31,038	17,184	2,713	91	-
Loss on other-than-temporarily impaired securities	-	-	(31,834)	(1,189)	(52,348)
Loss on receivable from Prime Broker	-	(13,613)	-	-	-
Unrealized gain (loss) on interest rate swaps	(318,832)	349,521	(768,268)	-	-
Net loss on trading securities	(2,351)	-	-	-	-
Income from underwriting	2,095	-	-	-	-
Total other (loss) income	(48,186)	501,172	(749,090)	61,235	(19,191)

Expenses:
Distribution fees	360	1,756	1,589	3,647	3,444
General and administrative expenses	171,487	130,152	103,622	62,666	40,063
Total Expenses	171,847	131,908	105,211	66,313	43,507

Impairment of intangible for customer relationships	-	-	-	-	2,493

Income before income (loss) on equity method investment, income taxes and noncontrolling interest	1,299,769	1,996,104	372,215	423,904	101,678

Income (loss) on equity method investment	2,945	(252)	-	-	-

Income taxes	(35,434)	(34,381)	(25,977)	(8,870)	(7,538)

Income before noncontrolling interest	1,267,280	1,961,471	346,238	415,034	94,140

Noncontrolling interest	-	-	58	650	324

Net income	1,267,280	1,961,471	346,180	414,384	93,816

Dividends on preferred stock	18,033	18,501	21,177	21,493	19,557

Net income available to common shareholders	$1,249,247	$1,942,970	$325,003	$392,891	$74,259

Total assets	$83,026,590	$69,376,190	$57,597,615	$54,002,514	$30,715,980
6.00% Series B Cumulative Convertible Preferred Stock	$40,032	$63,114	$96,042	$111,466	$111,466
Basic net income per average common share	$2.12	$3.55	$0.64	$1.32	$0.44
Diluted net income per average common share	$2.04	$3.52	$0.64	$1.31	$0.44
Dividends declared per common share	$2.65	$2.54	$2.08	$1.04	$0.57

ITEM 7.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We own, manage, and finance a portfolio of real estate related investments, including mortgage pass-through certificates, CMOs, Agency callable debentures, and other securities representing interests in or obligations backed by pools of mortgage loans.  Our principal business objective is to generate net income for distribution to our stockholders from the spread between the interest income on our interest-earning assets and the costs of borrowing to finance our acquisition of interest-earning assets and from dividends we receive from our subsidiaries.  Our wholly-owned subsidiaries offer diversified real estate, asset management and other financial services.  FIDAC and Merganser are our wholly-owned taxable REIT subsidiaries that are registered investment advisors that generate advisory and service fee income.  RCap is our wholly-owned broker dealer taxable REIT subsidiary which generates fee income.  We also own an investment fund.

We are primarily engaged in the business of investing, on a leveraged basis, in mortgage pass-through certificates, CMOs and other mortgage-backed securities representing interests in or obligations backed by pools of mortgage loans issued or guaranteed by Freddie Mac, Fannie Mae and Ginnie Mae.  We also invest in Federal Home Loan Bank (or FHLB), Freddie Mac and Fannie Mae debentures.

Under our capital investment policy, at least 75% of our total assets must be comprised of high-quality mortgage-backed securities and short-term investments.  High quality securities means securities that (1) are rated within one of the two highest rating categories by at least one of the nationally recognized rating agencies, (2) are unrated but are guaranteed by the United States government or an agency of the United States government, or (3) are unrated but we determine them to be of comparable quality to high-quality rated mortgage-backed securities.

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

We may acquire Agency mortgage-backed securities backed by single-family residential mortgage loans as well as securities backed by loans on multi-family, commercial or other real estate related properties.  To date, substantially all of the Agency mortgage-backed securities that we have acquired have been backed by single-family residential mortgage loans.

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

The results of our operations are affected by various factors, many of which are beyond our control.  Our results of operations primarily depend on, among other things, our net interest income, the market value of our assets and the supply of and demand for such assets.  Our net interest income, which reflects the amortization of purchase premiums and accretion of discounts, varies primarily as a result of changes in interest rates, borrowing costs and prepayment speeds, the behavior of which involves various risks and uncertainties.  Prepayment speeds, as reflected by the Constant Prepayment Rate, or CPR, and interest rates vary according to the type of investment, conditions in financial markets, competition and other factors, none of which can be predicted with any certainty.  In general, as prepayment speeds on our Agency mortgage-backed securities portfolio increase, related purchase premium amortization increases, thereby reducing the net yield on such assets.  The CPR on our Agency mortgage-backed securities portfolio averaged 27%, 19% and 13% for the years ended December 31, 2010, 2009 and 2008, respectively.  Since changes in interest rates may significantly affect our activities, our operating results depend, in large part, upon our ability to effectively manage interest rate risks and prepayment risks while maintaining our status as a REIT.

  The table below provides quarterly information regarding our average balances, interest income, yield on assets, average repurchase agreement balances, interest expense, cost of funds, net interest income and net interest rate spreads for the quarterly periods presented.

	Average Investment Securities Held (1)	Total Interest Income	Yield on Average Investment Securities	Average Balance of Repurchase Agreements	Interest Expense	Average Cost of Funds	Net Interest Income	Net Interest Rate Spread
(ratios for the quarters have been annualized, dollars in thousands)

Quarter Ended December 31, 2010	$74,749,528	$682,087	3.65%	$67,448,046	$304,013	1.80%	$378,074	1.85%
Quarter Ended September 30, 2010	$69,242,085	$702,976	4.06%	$62,034,137	$302,568	1.95%	$400,408	2.11%
Quarter Ended June 30, 2010	$61,952,037	$643,682	4.16%	$56,190,308	$280,242	2.00%	$363,440	2.16%
Quarter Ended March 31, 2010	$61,983,900	$654,389	4.22%	$55,298,875	$276,509	2.00%	$377,880	2.22%
(1) Does not reflect unrealized gains/(losses).

The following table presents the CPR experienced on our Agency mortgage-backed securities portfolio, on an annualized basis, for the quarterly periods presented.

Quarter Ended	CPR
December 31, 2010	23%
September 30, 2010	20%
June 30, 2010	32%
March 31, 2010	34%

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

Recent Developments

During the period of market dislocation that began in August 2007, fiscal and monetary policymakers established new liquidity facilities for primary dealers and commercial banks, reduced short-term interest rates, and passed legislation intended to address the challenges of mortgage borrowers and lenders.  In September 2008, Fannie Mae and Freddie Mac were placed into the conservatorship of the Federal Housing Finance Agency, or FHFA, their federal regulator, pursuant to its powers under The Federal Housing Finance Regulatory Reform Act of 2008, a part of the Housing and Economic Recovery Act of 2008.  In addition to FHFA becoming the conservator of Fannie Mae and Freddie Mac, the Treasury and FHFA  entered into Preferred Stock Purchase Agreements (PSPAs) between the Treasury and Fannie Mae and Freddie Mac pursuant to which the Treasury will ensure that each of Fannie Mae and Freddie Mac maintains a positive net worth.  On December 24, 2009, the Treasury amended the terms of the PSPAs with Fannie Mae and Freddie Mac to remove the $200 billion per institution limit established under the PSPAs until the end of 2012.  The Treasury also amended the PSPAs with respect to the requirements for Fannie Mae and Freddie Mac to reduce their portfolios.

In 2010, Freddie Mac and Fannie Mae began purchasing seriously delinquent mortgage loans out of securities that they currently guarantee.  The loans which they consider seriously delinquent are those loans that are more than 120 days past due.  The repurchases materially impacted the rate of principal prepayments on our Agency mortgage-backed securities guaranteed by Fannie Mae and Freddie Mac because of higher premium amortization expense, a decline in higher yielding Agency mortgage-backed securities assets and an increase in lower yielding investments.  As of December 31, 2010, we had net purchase premiums of $2.3 billion, or 3.0% of current par value, on our Agency mortgage-backed securities.  In addition, the U.S. Government, the Board of Governors of the Federal Reserve System, or Federal Reserve, and other governmental and regulatory bodies may take other actions in the future to address the financial crisis and recovery from the crisis.

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

On February 11, 2011, the U.S Department of the Treasury issued a White Paper titled “Reforming America's Housing Finance Market” that lays out, among other things, proposals to limit or potentially wind down the role that Fannie Mae and Freddie Mac play in the mortgage market.  Any such proposals, if enacted, may have broad adverse implications for the mortgage-backed securities market and our business, operations and financial condition.  We expect such proposals to be the subject of significant discussion and it is not yet possible to determine whether or when such proposals may be enacted, what form any final legislation or policies might take and how proposals, legislation or policies emanating from the White Paper may impact the mortgage-backed securities market and our business, operations and financial condition.  We are evaluating the potential impact of the proposals set forth in the White Paper.

Market conditions are evolving on a number of fronts. Regulatory and technical dynamics continue to develop, and monetary policy initiatives, including additional large scale asset purchases by the Federal Reserve, continue to support asset prices and lower yields across a wide range of market sectors, including ours.

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

Fair Value of Investment Securities:  Investment Securities classified as available-for-sale are reported at fair value, based on market prices.  Although we generally intend to hold most of our Investment Securities until maturity, we may, from time to time, sell any of our Investment Securities as part our overall management of our portfolio.  Accordingly, we are required to classify all of our Investment Securities as available-for-sale.  Our policy is to determine fair values from internal sources and compare them to independent sources.  Fair values from internal prices are compared to independent sources for reasonableness.  Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  The determination of whether a security is other-than-temporarily impaired involves judgments and assumptions based on subjective and objective factors.  Consideration is given to (1) our intent to sell the Investment Securities, (2) whether it is more likely than not that we will be required to sell the Investment Securities before recovery, or (3) whether we do not expect to recover the entire amortized cost basis of the Investment Securities.  Further, the security is analyzed for credit loss (the difference between the present value of cash flows expected to be collected and the amortized cost basis).  The credit loss, if any, will then be recognized in the statement of earnings, while the balance of impairment related to other factors will be recognized in other comprehensive income (or OCI).

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

Results of Operations:

Net Income Summary

For the year ended December 31, 2010, our net income was $1.3 billion or $2.12 basic net income per average share available to common shareholders, as compared to $2.0 billion net income or $3.55 basic net income per average share related to common shareholders for the year ended December 31, 2009, and net income was $346.2 million or $0.64 basic net income per average share related to common shareholders for the year ended December 31, 2008.  Net income per average share decreased by $1.43 per average share available to common shareholders and total net income decreased $694.2 million for the year ended December 31, 2010, when compared to the year ended December 31, 2009.  We attribute the decrease in total net income for the year ended December 31, 2010 from the year ended December 31, 2009 in part to recording of unrealized loss related to interest rate swaps of $318.8 million for the year ended December 31, 2010, compared to an unrealized gain of $349.5 million which was recorded in for the year ended December 31, 2009.  Net income for the year ended December 31, 2010, also decreased due to net interest income decreasing by $107.0 million for the year ended December 31, 2010, as compared to the year ended December 31, 2009, due to the decline in the interest rate spread.

We attribute the increase in total net income for the year ended December 31, 2009 from the year ended December 31, 2008 in part to recording of unrealized gains related to interest rate swaps of $349.5 million for the year ended December 31, 2009, comparison to an unrealized loss of $768.3 million which was recorded in for the year ended December 31, 2008.  Net income for the year ended December 31, 2009, also increased due to net interest income increasing by $400.3 million for the year ended December 31, 2009, as compared to the year ended December 31, 2008, due to the improved interest rate spread.  For the year ended December 31, 2009, net gain on sale of Agency mortgage-backed securities was $99.1 million, as compared to a net gain of $10.7 million for the year ended December 31, 2008.

Net Income Summary
(dollars in thousands, except for per share data)

	For the Years Ended December 31,
	2010	2009	2008
Interest income
Investment Securities	$2,676,307	$2,922,499	$3,115,428
Securities loaned	3,997	103	-
U.S Treasury Securities	2,830	-	-
Total interest income	2,683,134	2,922,602	3,115,428

Interest expense
Repurchase agreements	397,971	575,867	1,560,976
Interest rate swaps	735,107	719,803	327,936
Convertible Notes	24,228	-	-
Securities borrowed	3,377	-	-
U.S Treasuries Sold, not yet purchased	2,649	92	-
Total interest expense	1,163,332	1,295,762	1,888,912

Net interest income	1,519,802	1,626,840	1,226,516

Other (loss) income:
Investment advisory and service fees	58,073	48,952	27,891
Gain on sale of Mortgage-Backed Securities and agency debentures	181,791	99,128	10,713
Income from trading securities	-	-	9,695
Dividend income	31,038	17,184	2,713
Loss on other-than-temporarily impaired securities	-	-	(31,834)
Loss on receivable from Prime Broker	-	(13,613)	-
Unrealized (loss) gain on interest rate swaps	(318,832)	349,521	(768,268)
Net Loss on trading securities	(2,351)	-	-
Income from underwriting	2,095	-	-
Total other (loss) income	(48,186)	501,172	(749,090)

Expenses:
Distribution fees	360	1,756	1,589
General and administrative expenses	171,487	130,152	103,622
Total expenses	171,847	131,908	105,211

Income before income on equity method investment, income taxes and noncontrolling interest	1,299,769	1,996,104	372,215

Income on equity method investment	2,945	(252)	-

Income taxes	(35,434)	(34,381)	(25,977)

Net income	1,267,280	1,961,471	346,238

Noncontrolling interest	-	-	58

Net income attributable to controlling interest	1,267,280	1,961,471	346,180

Dividends on preferred stock	18,033	18,501	21,177

Net income available to common shareholders	$1,249,247	$1,942,970	$325,003

Weighted average number of basic common shares outstanding	588,192,659	546,973,036	507,024,596
Weighted average number of diluted common shares outstanding	625,307,174	553,129,907	507,024,596

Basic net income per average common share	$2.12	$3.55	$0.64
Diluted net income per average common share	$2.04	$3.52	$0.64

Average total assets	$76,242,938	$65,224,198	$58,540,508
Average equity	$9,701,233	$8,644,228	$6,679,431

Return on average total assets	1.66%	3.01%	0.59%
Return on average equity	13.06%	22.69%	5.18%

Interest Income and Average Earning Asset Yield

We had average earning assets of $67.0 billion, $58.6 billion, and $56.0 billion for the years ended December 31, 2010, 2009 and 2008, respectively. Our primary source of income is interest income. Our interest income was $2.7 billion, $2.9 billion and $3.1 billion for the years ended December 31, 2010, 2009, and 2008, respectively. The yield on average Interest Earning Assets was 4.01%, 4.99%, and 5.57% for the respective years. The prepayment speeds increased to an average of 27% CPR for the year ended December 31, 2010 from an average of 19% CPR for the year ended December 31, 2009. For the year ended December 31, 2010, as compared to the year ended December 31, 2009, interest income declined by $239.5 million, due to the decline in yield on average Interest Earning Assets of 98 basis points. Interest income decreased by $193.0 million for the year ended December 31, 2009, as compared to the year ended December 31, 2008, due to the decrease in yield on interest earning assets of 58 basis points.

Interest Expense and the Cost of Funds

Our largest expense is the cost of borrowed funds.  We had average borrowed funds of $60.2 billion and total interest expense of $1.2 billion for the year ended December 31, 2010.  We had average borrowed funds of $52.4 billion and total interest expense of $1.3 billion for the year ended December 31, 2009.  We had average borrowed funds of $50.3 billion and total interest expense of $1.9 billion for the year ended December 31, 2008.  Our average cost of funds was 1.93%, 2.47% and 3.76% for the years ended December 31, 2010, 2009 and 2008, respectively.  The cost of funds rate decreased by 54 basis points and the average borrowed funds increased by $7.8 billion for the year ended December 31, 2010 when compared to the year ended December 31, 2009.  The cost of funds rate decreased by 129 basis points and the average borrowed funds increased by $2.1 billion for the year ended December 31, 2009 when compared to the year ended December 31, 2008.  Interest expense for the year ended December 31, 2010 decreased by $132.4 million over the prior year due to the substantial decrease in the average cost of funds rate.  Interest expense for the year-ended December 31, 2009 decreased by $593.1 million when compared to interest expense for the year ended December 31, 2008. Our average cost of funds was 1.66% above average one-month LIBOR and 1.41% above average six-month LIBOR for the year ended December 31, 2010.  Our average cost of funds was 2.14% above average one-month LIBOR and 1.36% above average six-month LIBOR for the year ended December 31, 2009.  Our average cost of funds was 1.08% above average one-month LIBOR and 0.70% above average six-month LIBOR for the year ended December 31, 2008.

The table below shows our average borrowed funds and average cost of funds as compared to average one-month and average six-month LIBOR for the years ended December 31, 2010, 2009, 2008, 2007, and 2006 and the four quarters in 2010.

Average Cost of Funds
(Ratios for the four quarters in 2009 have been annualized, dollars in thousands)

	Average Borrowed Funds	Interest-Bearing Liabilities at Period End	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR	Average One-Month LIBOR Relative to Average Six-Month LIBOR	Average Cost of Funds Relative to Average One-Month LIBOR	Average Cost of Funds Relative to Average Six-Month LIBOR
For the Year Ended December 31, 2010	$60,242,842	$67,260,840	$1,163,332	1.93%	0.27%	0.52%	(0.25%)	1.66%	1.41%
For the Year Ended December 31, 2009	$52,361,607	$54,627,186	$1,295,762	2.47%	0.33%	1.11%	(0.78%)	2.14%	1.36%
For the Year Ended December 31, 2008	$50,270,226	$46,674,885	$1,888,912	3.76%	2.68%	3.06%	(0.38%)	1.08%	0.70%
For the Year Ended December 31, 2007	$37,967,215	$46,079,395	$1,926,465	5.07%	5.19%	5.19%	(0.00%)	(0.12%)	(0.12%)
For the Year Ended December 31, 2006	$21,399,130	$27,555,968	$1,055,013	4.93%	5.03%	5.21%	(0.18%)	(0.10%)	(0.28%)
For the Quarter Ended December 31, 2010	$67,448,046	$67,260,840	$304,013	1.80%	0.26%	0.45%	(0.19%)	1.54%	1.35%
For the Quarter Ended September 30, 2010	$62,034,137	$62,583,593	$302,568	1.95%	0.29%	0.59%	(0.30%)	1.66%	1.36%
For the Quarter Ended June 30, 2010	$56,190,308	$57,255,284	$280,242	2.00%	0.32%	0.63%	(0.31%)	1.68%	1.37%
For the Quarter Ended March 31, 2010	$55,298,875	$54,444,857	$276,509	2.00%	0.23%	0.40%	(0.17%)	1.77%	1.60%

Net Interest Income

Our net interest income, which equals interest income less interest expense, totaled $1.5 billion. $1.6 billion and $1.2 billion for the years ended December 31, 2010, 2009 and 2008, respectively.  Our net interest income decreased by $107.0 million for the year ended December 31, 2010, as compared to the year ended December 31, 2009 because of the decreased interest rate spread.  Our net interest rate spread for the year ended December 31, 2010 was 2.08%, or 44 basis points less than the interest rate spread of for the year ended December 31, 2009 of 2.52%.  This 44 basis point decrease in interest rate spread for 2010 over the spread for 2009 was the result of the a decrease in average yield on average interest earning assets of 98 basis points which was only partially offset by the decrease in the average cost of funds of 54 basis points.  Our net interest income increased for the year ended December 31, 2009, as compared to the year ended December 31, 2008, because of the increased average asset base of $12.2 billion in 2009 and the increased interest rate spread of 111 basis points.

The table below shows our interest income by average Interest Earning Assets held, total interest income, yield on average interest earning assets, average balance of repurchase agreements, interest expense, average cost of funds, net interest income, and net interest rate spread for the years ended December 31, 2010, 2009, 2008, 2007, and 2006 and the four quarters in 2010

 Net Interest Income
(Ratios for the four quarters in 2010 have been annualized, dollars in thousands)

	Average Interest Earning Assets Held	Total Interest Income	Yield on Average Interest Earning Assets	Average Balance of Repurchase Agreements	Interest Expense	Average Cost of Funds	Net Interest Income	Net Interest Rate Spread
For the Year Ended December 31, 2010	$66,981,887	$2,683,134	4.01%	$60,242,842	$1,163,332	1.93%	$1,519,802	2.08%
For the Year Ended December 31, 2009	$58,554,200	$2,922,602	4.99%	$52,361,607	$1,295,762	2.47%	$1,626,840	2.52%
For the Year Ended December 31, 2008	$55,962,519	$3,115,428	5.57%	$50,270,226	$1,888,912	3.76%	$1,226,516	1.81%
For the Year Ended December 31, 2007	$40,800,148	$2,355,447	5.77%	$37,967,215	$1,926,465	5.07%	$428,982	0.70%
For the Year Ended December 31, 2006	$23,029,195	$1,221,882	5.31%	$21,399,130	$1,055,013	4.93%	$166,869	0.38%
For the Quarter Ended December 31, 2010	$74,749,528	$682,087	3.65%	$67,448,046	$304,013	1.80%	$378,074	1.85%
For the Quarter Ended September 30, 2010	$69,242,085	$702,976	4.06%	$62,034,137	$302,568	1.95%	$400,408	2.11%
For the Quarter Ended June 30, 2010	$61,952,037	$643,682	4.16%	$56,190,308	$280,242	2.00%	$363,440	2.16%
For the Quarter Ended March 31, 2010	$61,983,900	$654,389	4.22%	$55,298,875	$276,509	2.00%	$377,880	2.22%

Investment Advisory and Service Fees

FIDAC and Merganser are registered investment advisors specializing in managing fixed income securities.  At December 31, 2010, FIDAC and Merganser had under management approximately $12.4 billion in net assets and $20.1 billion in gross assets, compared to $11.5 billion in net assets and $19.1 billion in gross assets at December 31, 2009. FIDAC had $7.0 billion in net assets and $15.3 billion in gross assets at December 31, 2008.  Net investment advisory and service fees for the years ended December 31, 2010, 2009, and 2008 totaled $57.7 million, $47.2 million, and $26.3 million, respectively, net of fees paid to third parties pursuant to distribution service agreements for facilitating and promoting distribution of shares or units to clients.  Gross assets under management will vary from time to time because of changes in the amount of net assets FIDAC and Merganser manage as well as changes in the amount of leverage used by the various funds and accounts FIDAC manages.

Gains and Losses on Sales of Interest Earning Assets and Interest Rate Swaps

For the year ended December 31, 2010, we disposed of Interest Earning Assets with a carrying value of $10.6 billion for aggregate net gain of $181.8 million.  For the year ended December 31, 2009 we disposed of Interest Earning Assets with a carrying value of $4.6 billion for an aggregate net gain of $99.1 million.  For the year ended December 31, 2008, disposed of Interest Earning Assets with a carrying value of $15.2 billion for a net gain of $10.7 million.  We do not expect to sell assets on a frequent basis, but may from time to time sell existing assets to move into new assets, which our management believes might have higher risk-adjusted returns, or to manage our balance sheet as part of our asset/liability management strategy.

Dividend Income from Available-For-Sale Equity Securities

Dividend income from our investment in Chimera Investment Corporation (or Chimera) totaled $31.0 million for the year ended December 31, 2010, $17.2 million for the year ended December 31, 2009 and $2.7 million for the year ended December 31, 2008.

Loss on Other-Than-Temporarily Impaired Securities

At each quarter end, we review each of our securities to determine if an other-than-temporary impairment charge would be necessary.  We will take these charges if we determine that we do not intend to hold securities that were in an unrealized loss position for a period of time, to maturity if necessary, sufficient for a forecasted market price recovery up to or beyond the cost of the investments or we are required to sell for regulatory or other reasons.  For the years ended December 31, 2010 and 2009 there was no loss on other-than-temporarily impaired securities. For the year ended December 31, 2008 the loss on other-than-temporarily impaired securities totaled $31.8 million.

General and Administrative Expenses

General and administrative (or G&A) expenses were $171.5 million for the year ended December 31, 2010, $130.2 million for the year ended December 31, 2009, and $103.6 million for the year ended December 31, 2008.  G&A expenses as a percentage of average total assets was 0.22%, 0.20%, and 0.18% for the years ended December 31, 2010, 2009, and 2008, respectively.  The increase in G&A expenses of $41.3 million for the year December 31, 2010 was primarily the result of increased compensation costs related to us and our subsidiaries.  Staff increased from 65 at the end of 2008 to 87 at the end of 2009 and 114 at the end of 2010.

The table below shows our total G&A expenses as compared to average total assets and average equity for the years ended December 31, 2010, 2009, 2008, 2007, and 2006 and the four quarters in  2010.

G&A Expenses and Operating Expense Ratios
(ratios for the quarters have been annualized, dollars in thousands)

	Total G&A Expenses	Total G&A Expenses/Average Assets	Total G&A Expenses/Average Equity
For the Year Ended December 31, 2010	$171,487	0.22%	1.76%
For the Year Ended December 31, 2009	$130,152	0.20%	1.51%
For the Year Ended December 31, 2008	$103,622	0.18%	1.55%
For the Year Ended December 31, 2007	$62,666	0.15%	1.69%
For the Year Ended December 31, 2006	$40,063	0.17%	2.00%
For the Quarter Ended December 31, 2010	$46,496	0.22%	1.90%
For the Quarter Ended September 30, 2010	$43,430	0.22%	1.80%
For the Quarter Ended June 30, 2010	$41,540	0.23%	1.72%
For the Quarter Ended March 31, 2010	$40,021	0.23%	1.66%

Net Income and Return on Average Equity

Our net income was $1.3 billion, $2.0 billion and $346.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.  Our return on average equity was 13.06%, 22.69% and 5.18% for the respective years.  Net income decreased by $694.2 million for the year ended December 31, 2010, as compared to the year ended December 31, 2009, due to the unrealized loss on interest rate swaps was $318.9 million for the year ended December 31, 2010, as compared to the unrealized gain on interest rate swaps of $349.5 million for the year ended December 31, 2009.  Additionally, the net interest income for the year ended December 31, 2010 declined by $107.0 million, when compared to the previous year. We attribute the increase in total net income for the year ended December 31, 2009 from the year ended December 31, 2008 primarily due to the improved interest rate spread, resulting in an increase in net interest income of $400.3 million, the unrealized gain on interest rate swaps of $349.5 million, and the gain on sale of Agency mortgage-backed securities of $99.1 million.

The table below shows our net interest income, net investment advisory and service fees, gain (loss) on sale of Agency mortgage-backed securities and termination of interest rate swaps, loss on other-than-temporarily impaired securities, income from trading securities, G&A expenses, income taxes, impairment of intangibles for customer relationships, noncontrolling interest, each as a percentage of average equity, and the return on average equity for the years ended December 31, 2010, 2009, 2008, 2007, and 2006, and the four quarters in 2010.

Components of Return on Average Equity
(Ratios for the quarters have been annualized)

	Net Interest Income/ Average Equity	Net Investment Advisory and Service Fees/ Average Equity	Gain/(Loss) on Sale of Mortgage-Backed Securities and Realized and Unrealized Gain/(Loss) Interest Rate Swaps and Trading Securities/ Average Equity	Loss on other-than-temporarily impaired securities or Loss on Receivable from Prime Broker or Impairment of Intangibles/ Average Equity	Dividend Income from Available-for-Sale Equity Securities	Income from Under-writing	Income from Equity Method Investment	G&A Expenses/ Average Equity	Income Taxes/ Average Equity	Noncon-trolling interest/ Average Equity	Return on Average Equity
For the Year Ended December 31, 2010	15.67%	0.59%	(1.44%)	-	0.32%	0.02%	0.03%	(1.76%)	(0.37%)	-	13.06%
For the Year Ended December 31, 2009	18.82%	0.55%	5.19%	(0.16%)	0.20%	-	-	(1.51%)	(0.40%)	-	22.69%
For the Year Ended December 31, 2008	18.36%	0.39%	(11.19%)	(0.48%)	0.04%	-	-	(1.55%)	(0.39%)	-	5.18%
For the Year Ended December 31, 2007	11.56%	0.50%	1.09%	(0.03%)	0.00%	-	-	(1.69%)	(0.24%)	(0.02%)	11.17%
For the Year Ended December 31, 2006	8.32%	0.94%	0.42%	(2.61%)	-	-	-	(2.00%)	(0.38%)	(0.01%)	4.68%
For the Quarter Ended December 31, 2010	15.47%	0.67%	35.58%	-	0.31%	0.03%	0.04%	(1.90%)	(0.33%)	-	49.87%
For the Quarter Ended September 30, 2010	16.57%	0.63%	(15.93%)	-	0.33%	0.04%	0.04%	(1.80%)	(0.46%)	-	(0.58%)
For the Quarter Ended June 30, 2010	15.03%	0.57%	(22.90%)	-	0.30%	0.02%	0.04%	(1.72%)	(0.37%)	-	(9.03%)
For the Quarter Ended March 31, 2010	15.69%	0.51%	(2.90%)	-	0.33%	-	-	(1.66%)	(0.30%)	-	11.67%

Financial Condition

Interest-Earning Assets, Available for Sale

Substantially all of our Agency mortgage-backed securities at December 31, 2010, 2009, and 2008 were adjustable-rate or fixed-rate mortgage-backed securities backed by single-family mortgage loans.  Substantially all of the mortgage assets underlying these mortgage-backed securities were secured with a first lien position on the underlying single-family properties.  Substantially all of our mortgage-backed securities were Freddie Mac, Fannie Mae or Ginnie Mae mortgage pass-through certificates or CMOs, which carry an implied “AAA” rating.  All of our Agency debentures are callable and carry an implied “AAA” rating.  We carry all of our Agency mortgage-backed securities and Agency debentures at fair value.  We carry our corporate debt at amortized cost.

We accrete discount balances as an increase in interest income over the life of discount on Interest Earning Assets and we amortize premium balances as a decrease in interest income over the life of premium on Interest Earning Assets.  At December 31, 2010, 2009, and 2008 we had on our balance sheet a total of $35.6 million, $49.2 million and $64.4 million, respectively, of unamortized discount (which is the difference between the remaining principal value and current historical amortized cost of our on Interest Earning Assets acquired at a price below principal value) and a total of $2.3 billion, $1.3 billion and $619.5 million, respectively, of unamortized premium (which is the difference between the remaining principal value and the current historical amortized cost of our on Interest Earning Assets acquired at a price above principal value).

We received mortgage principal repayments of $29.0 billion, $13.8 billion and $8.6 billion for the years ended December 31, 2010, 2009 and 2008, respectively.  The average prepayment speed for the year ended December 31, 2010, 2009 and 2008 was 27%, 19%, and 13%, respectively.  Given our current portfolio composition, if mortgage principal prepayment rates were to increase over the life of our mortgage-backed securities, all other factors being equal, our net interest income would decrease during the life of these mortgage-backed securities as we would be required to amortize our net premium balance into income over a shorter time period.  Similarly, if mortgage principal prepayment rates were to decrease over the life of our mortgage-backed securities, all other factors being equal, our net interest income would increase during the life of these mortgage-backed securities as we would amortize our net premium balance over a longer time period.

The table summarizes certain characteristics of our Interest Earning Assets at December 31, 2010, 2009, 2008, 2007, and 2006 and September 30, 2010, June 30, 2010, and March 31, 2010.

Mortgage-Backed Securities, Agency Debentures and Corporate Debt
 (dollars in thousands)
	Principal Amount	Net Premium	Amortized Cost	Amortized Cost/Principal Amount	Fair Value	Fair Value/Principal Amount	Weighted Average Yield
At December 31, 2010	$76,129,522	$2,307,839	$78,437,361	103.03%	$79,570,274	104.52%	3.88%
At December 31, 2009	$62,508,927	$1,247,717	$63,756,644	102.00%	$65,721,477	105.14%	4.51%
At December 31, 2008	$54,508,672	$555,043	$55,063,715	101.02%	$55,645,940	102.09%	5.15%
At December 31, 2007	$52,569,598	$328,376	$52,897,974	100.62%	$53,133,443	101.07%	5.75%
At December 31, 2006	$30,134,791	$140,709	$30,275,500	100.47%	$30,217,009	100.27%	5.63%
At September 30, 2010	$74,084,239	$2,269,697	$76,353,936	103.06%	$78,220,512	105.58%	3.93%
At June 30, 2010	$67,400,316	$1,849,585	$69,249,901	102.74%	$71,812,829	106.55%	3.69%
At March 31, 2010	$66,937,615	$1,309,423	$68,247,038	101.96%	$70,171,875	104.83%	3.87%

The tables below summarizes certain characteristics of our Investment Securities at December 31, 2010, 2009, 2008, 2007, and 2006 and September 30, 2010, June 30, 2010, and March 31, 2010.  The index level for adjustable-rate Agency mortgage-backed securities, Agency debentures and corporate debt is the weighted average rate of the various short-term interest rate indices, which determine the coupon rate.

Adjustable-Rate Mortgage-Backed Securities, Agency Debentures and Corporate Debt
Characteristics
(dollars in thousands)
	Principal Amount	Weighted Average Coupon Rate	Weighted Average Term to Next Adjustment	Weighted Average Lifetime Cap	Weighted Average Asset Yield	Principal Amount at Period End as % of Total Interest-Earning Assets
At December 31, 2010	$11,011,839	4.28%	39 months	10.16%	3.04%	14.46%
At December 31, 2009	$16,196,473	4.55%	33 months	10.09%	3.23%	25.91%
At December 31, 2008	$19,540,152	4.75%	36 months	10.00%	3.93%	35.85%
At December 31, 2007	$15,331,447	5.90%	39 months	9.89%	5.63%	29.16%
At December 31, 2006	$8,493,242	5.72%	19 months	9.76%	5.57%	28.18%
At September 30, 2010	$11,658,943	4.33%	38 months	10.04%	3.03%	15.74%
At June 30, 2010	$12,589,813	4.36%	33 months	10.00%	3.21%	18.68%
At March 31, 2010	$15,366,206	4.55%	32 months	10.09%	2.92%	22.96%

Fixed-Rate Rate Mortgage-Backed Securities, Agency Debentures and Corporate Debt Characteristics
(dollars in thousands)
	Principal Amount	Weighted Average Coupon Rate	Weighted Average Asset Yield	Principal Amount at Period End as % of Total Interest-Earning Assets
At December 31, 2010	$65,117,683	4.92%	4.00%	85.54%
At December 31, 2009	$46,312,455	5.78%	4.95%	74.09%
At December 31, 2008	$34,968,520	6.13%	5.84%	64.15%
At December 31, 2007	$37,238,151	6.00%	5.80%	70.84%
At December 31, 2007	$21,641,549	5.83%	5.65%	71.82%
At December 31, 2006	$6,216,668	5.37%	4.60%	39.06%
At September 30, 2010	$62,425,285	5.06%	4.10%	84.26%
At June 30, 2010	$54,810,503	5.35%	4.40%	81.32%
At March 31, 2010	$51,571,411	5.50%	4.16%	77.04%

           At December 31, 2010 and 2009, we held Agency mortgage-backed securities, Agency debentures and corporate debt with coupons linked to various indices.  The following tables detail the portfolio characteristics by index.

Adjustable-Rate Mortgage-Backed Securities, Agency Debentures and Corporate Debt by Index
December 31, 2010

	One-Month Libor	Six-Month Libor	Twelve Month Libor	12-Month Moving Average	11th District Cost of Funds	1-Year Treasury Index	Monthly Federal Cost of Funds	Other Indexes(1)
Weighted Average Term to Next Adjustment	1 mo.	10 mo.	50 mo.	2 mo.	7 mo.	41 mo.	1 mo.	39 mo.
Weighted Average Annual Period Cap	6.41%	1.60%	1.99%	0.03%	0.01%	1.91%	0.00%	9.32%
Weighted Average Lifetime Cap at December 31, 2010	7.03%	11.09%	10.23%	9.46%	10.58%	11.06%	13.43%	15.77%
Investment Principal Value as Percentage of Mortgage-Backed Securities, Agency debentures and corporate debt at December 31, 2010	1.28%	0.69%	9.97%	0.59%	0.52%	1.06%	0.06%	0.29%
     (1)      Combination of indexes that account for less than 0.05% of total Mortgage-Backed Securities, Agency debentures and corporate debt.

Adjustable-Rate Mortgage-Backed Securities, Agency Debentures and Corporate Debt by Index
December 31, 2009

	One-Month Libor	Six-Month Libor	Twelve Month Libor	12-Month Moving Average	11th District Cost of Funds	1-Year Treasury Index	Monthly Federal Cost of Funds	Other Indexes(1)
Weighted Average Term to Next Adjustment	1 mo.	16 mo.	45 mo.	1 mo.	7 mo.	50 mo.	1 mo.	12 mo.
Weighted Average Annual Period Cap	6.40%	1.58%	2.01%	0.42%	0.77%	1.95%	0.00%	1.82%
Weighted Average Lifetime Cap at December 31, 2009	7.04%	11.20%	10.85%	8.12%	0.51%	10.98%	13.43%	11.71%
Investment Principal Value as Percentage of Mortgage-Backed Securities, Agency debentures and corporate debt at December 31, 2010	4.59%	1.40%	15.77%	1.10%	0.76%	2.15%	0.09%	0.05%
     (1)      Combination of indexes that account for less than 0.05% of total Mortgage-Backed Securities, Agency debentures and corporate debt.

Reverse Repurchase Agreements

At December 31, 2010, we did not have any amounts outstanding under our reverse repurchase agreement with Chimera.  At December 31, 2009, we lent $259.0 million to Chimera in a weekly reverse repurchase agreement.  This amount is included in the principal amount which approximates fair value in our Statement of Financial Condition.  The interest rate at December 31, 2009 was 1.72%.  The collateral for this loan was mortgage-backed securities with a fair value of $314.3 million at December 31, 2009.

At December 31, 2010, RCap had outstanding reverse repurchase agreements with non-affiliates of $1.0 billion. At December 31, 2009, RCap, in its ordinary course of business, financed though matched reverse repurchase agreements, at market rates, $69.7 million for a fund that is managed by FIDAC.  At December 31, 2009, RCap had outstanding reverse repurchase agreements with non-affiliates of $425.0 million.

The table below shows the average daily reverse repurchase agreements balance for RCap and Annaly during the years ended December 31, 2010, 2009 and 2008 and the four quarters in  2010.

	Reverse Repurchase Agreements
	(dollars in thousands)
	Average Daily Reverse Repurchase Agreements	Reverse Repurchase Agreements at Period End
For the Year Ended December 31, 2010	$900,994	$1,006,163
For the Year Ended December 31, 2009	$478,151	$757,993
For the Year Ended December 31, 2008	$513,243	$598,945
For the Quarter Ended December 31, 2010	$1,596,494	$1,006,163
For the Quarter Ended September 30, 2010	$963,808	$757,722
For the Quarter Ended June 30, 2010	$422,891	$308,776
For the Quarter Ended March 31, 2010	$620,781	$532,166

Receivable from Prime Broker on Equity Investment

The net assets of the investment fund we owned are subject to English bankruptcy law, which governs the administration of Lehman Brothers International (Europe) (in administration) (or LBIE), as well as the law of New York, which governs the contractual documents.  We invested approximately $45.0 million in the fund and have redeemed approximately $56.0 million.  The current assets of the fund still remain at LBIE and affiliates of LBIE and the ultimate recovery of such amount remains uncertain.  We have entered into the Claims Resolution Agreement between LBIE and certain eligible offerees effective December 29, 2009 with respect to these assets (or the CRA).

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

Borrowings

As of December 31, 2010, our collateralized debt has consisted entirely of borrowings collateralized by a pledge of our interest-earning assets.  These borrowings appear on our balance sheet as repurchase agreements.  At December 31, 2010, we had established uncommitted borrowing facilities in this market with 30 lenders in amounts which we believe are in excess of our needs.  All of our interest-earning assets are currently accepted as collateral for these borrowings.  However, we limit our borrowings, and thus our potential asset growth, in order to maintain unused borrowing capacity and thus increase the liquidity and strength of our balance sheet.  For the year ended December 31, 2010, the term to maturity of our borrowings ranged from one day to 10 years.  Additionally, we have entered into structured borrowings giving the counterparty the right to call the balance prior to maturity.  For the year ended December 31, 2009, the term to maturity of our borrowings ranged from one day to 10 years.  Additionally, we have entered into structured borrowings giving the counterparty the right to call the balance prior to maturity.  At December 31, 2010, the weighted average cost of funds for all of our borrowings was 1.84%, with the effect of the interest rate swaps, and the weighted average term to next rate adjustment was 127 days.  At December 31, 2009, the weighted average cost of funds for all of our borrowings was 2.11%, with the effect of the interest rate swaps, and the weighted average term to next rate adjustment was 170 days.

During the year ended December 31, 2010, we issued $600.0 million in aggregate principal amount of 4% Convertible Senior Notes due 2015 (or the Convertible Senior Notes) for net proceeds following underwriting expenses of approximately $582.0 million.  Interest on the Convertible Senior Notes is paid semi-annually at a rate of 4% per year and the Convertible Senior Notes will mature on February 15, 2015 unless earlier repurchased or converted.  The Convertible Senior Notes are convertible into shares of Common Stock at a conversion rate at December 31, 2010 of 54.1089 shares of Common Stock per $1,000 principal amount of Convertible Senior Notes, which was equivalent to a conversion price at December 31, 2010 of $18.4812 per share of Common Stock subject to adjustment in certain circumstances.

Liquidity

Liquidity, which is our ability to turn non-cash assets into cash, allows us to purchase additional Interest Earning Assets and to pledge additional assets to secure existing borrowings should the value of our pledged assets decline.  Potential immediate sources of liquidity for us include cash balances and unused borrowing capacity.  Unused borrowing capacity will vary over time as the market value of our Interest Earning Assets varies.  Our non-cash assets are largely actual or implied AAA assets, and accordingly, we have not had, nor do we anticipate having, difficulty in converting our assets to cash.  Our balance sheet also generates liquidity on an on-going basis through mortgage principal repayments and net earnings held prior to payment as dividends.  Should our needs ever exceed these on-going sources of liquidity plus the immediate sources of liquidity discussed above, we believe that in most circumstances our Interest Earning Assets could be sold to raise cash.  The maintenance of liquidity is one of the goals of our capital investment policy.  Under this policy, we limit asset growth in order to preserve unused borrowing capacity for liquidity management purposes.

Borrowings under our repurchase agreements increased by $10.9 billion to $65.5 billion at December 31, 2010, from $54.6 billion at December 31, 2009.  Convertible Senior Notes totaled $600.0 million at December 31, 2010 and there were no Convertible Senior Notes outstanding at December 31, 2009.

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

Under our repurchase agreements, we may be required to pledge additional assets to our repurchase agreement counterparties (i.e., lenders) in the event the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral (a “margin call”), which may take the form of additional securities or cash.  Similarly, if the estimated fair value of Interest Earning Assets increases due to changes in market interest rates of market factors, lenders may release collateral back to us.  Specifically, margin calls result from a decline in the value of our Agency mortgage-backed securities securing our repurchase agreements, prepayments on the mortgages securing such Agency mortgage-backed securities and to changes in the estimated fair value of such Agency mortgage-backed securities generally due to principal reduction of such Agency mortgage-backed securities from scheduled amortization and resulting from changes in market interest rates and other market factors.  Through December 31, 2010, we did not have any margin calls on our repurchase agreements that we were not able to satisfy with either cash or additional pledged collateral.  However, should prepayment speeds on the mortgages underlying our Agency mortgage-backed securities and/or market interest rates suddenly increase, margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.

The following table summarizes the effect on our liquidity and cash flows from contractual obligations for repurchase agreements, interest expense on repurchase agreements, the non-cancelable office lease and employment agreements at December 31, 2010.  The table does not include the effect of net interest rate payments under our interest rate swap agreements.  The net swap payments will fluctuate based on monthly changes in the receive rate.  At December 31, 2010, the interest rate swaps had a net negative fair value of $751.9 million.

	(dollars in thousands)
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
Repurchase agreements	$61,183,537	$2,250,000	$700,000	$1,400,000	$65,533,537
Interest expense on repurchase agreements, based on rates at 12-31-10	201,959	191,957	130,265	88,191	612,372
Convertible Senior Notes	-	-	600,000	-	600,000
Interest Expense in Convertible Senior Notes	24,333	48,733	27,400	-	100,466
Long-term operating lease obligations	1,945	4,497	2,201	40	8,683
Employment contracts	54,532	950	-	-	55,482
Total	$61,466,306	$2,496,137	$1,459,866	$1,488,231	$66,910,540

Stockholders’ Equity

On July 13, 2010 we entered into an underwriting agreement pursuant to which we sold 60,000,000 shares of our common stock for net proceeds following underwriting expenses of approximately $1.0 billion. This transaction settled on July 19, 2010.

During the year ended December 31, 2010, 363,528 options were exercised under Incentive Plan, for an aggregate exercise price of $4.6 million.

During the year ended December 31, 2010, 953,000 shares of Series B Preferred Stock were converted into 2.4 million shares of common stock.

During the year ended December 31, 2010, we raised $278.8 million by issuing 15.7 million shares through the Direct Purchase and Dividend Reinvestment Program.

During the year ended December 31, 2009, 423,160 options were exercised under Incentive Plan, for an aggregate exercise price of $4.9 million.

During the year ended December 31, 2009, we raised $141.8 million by issuing 8.4 million shares through our Direct Purchase and Dividend Reinvestment Program.

During the year ended December 31, 2009, 1.4 million shares of Series B Preferred Stock converted into 2.8 million shares of common stock.

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

The table below shows unrealized gains and losses on the Investment Securities and interest rate swaps in our portfolio prior to de-designation.

Unrealized Gains and Losses
 (dollars in thousands)
	At December 31,
	2010	2009	2008	2007	2006
Unrealized gain	$1,764,182	$2,093,709	$785,087	$379,348	$112,596
Unrealized loss	(599,540)	(202,392)	(532,857)	(531,545)	(188,708)
Net Unrealized (loss) gain	$1,164,642	$1,891,317	$252,230	$(152,197)	$(76,112)

Unrealized changes in the estimated net fair value of available-for-sale investments have one direct effect on our potential earnings and dividends: positive changes increase our equity base and allow us to increase our borrowing capacity while negative changes tend to limit borrowing capacity under our capital investment policy.  A very large negative change in the net fair value of our available-for-sale investments securities might impair our liquidity position, requiring us to sell assets with the likely result of realized losses upon sale.

Leverage

Our debt-to-equity ratio at December 31, 2010, 2009 and 2008 was 6.7:1, 5.7:1 and 6.4:1, respectively.  We generally expect to maintain a ratio of debt-to-equity of between 8:1 and 12:1, although the ratio may vary, as it currently does because of market conditions, from this range from time to time based upon various factors, including our management’s opinion market conditions of the level of risk of our assets and liabilities, our liquidity position, our level of unused borrowing capacity and over-collateralization levels required by lenders when we pledge assets to secure borrowings.

Our target debt-to-equity ratio is determined under our capital investment policy.  Should our actual debt-to-equity ratio increase above the target level due to asset acquisition or market value fluctuations in assets, we would cease to acquire new assets.  Our management will, at that time, present a plan to our board of directors to bring us back to our target debt-to-equity ratio; in many circumstances, this would be accomplished over time by the monthly reduction of the balance of our Agency mortgage-backed securities through principal repayments.

Asset/Liability Management and Effect of Changes in Interest Rates

We continually review our asset/liability management strategy with respect to interest rate risk, mortgage prepayment risk, credit risk and the related issues of capital adequacy and liquidity.  Our goal is to provide attractive risk-adjusted stockholder returns while maintaining what we believe is a strong balance sheet.

We seek to manage the extent to which our net income changes as a function of changes in interest rates by matching adjustable-rate assets with variable-rate borrowings.  In addition, we have attempted to mitigate the potential impact on net income of periodic and lifetime coupon adjustment restrictions in our portfolio of Agency mortgage-backed securities and Agency debentures by entering into interest rate swaps.  At December 31, 2010, we had entered into swap agreements with a total notional amount of $27.1 billion.  We agreed to pay a weighted average pay rate of 3.21% and receive a floating rate based on one month LIBOR.  At December 31, 2009, we had entered into swap agreements with a total notional amount of $21.5 billion.  We agreed to pay a weighted average pay rate of 3.85% and receive a floating rate based on one month LIBOR.  We may enter into similar derivative transactions in the future by entering into interest rate collars, caps or floors or purchasing interest only securities.

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

Capital Resources

At December 31, 2010, we had no material commitments for capital expenditures.

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

Other Matters

We calculate that at least 75% of our assets were qualified REIT assets, as defined in the Code for the years ended December 31, 2010 and 2009.   We also calculate that our revenue qualifies for the 75% source of income test and for the 95% source of income test rules for the years ended December 31, 2010, 2009 and 2008 and for each quarter therein.  Consequently, we met the REIT income and asset test. We also met all REIT requirements regarding the ownership of our common stock and the distribution of our net income.  Therefore, for the years ended of December 31, 2010, 2009, and 2008, we believe that we qualified as a REIT under the Code.

We at all times intend to conduct our business so as not to become regulated as an investment company under the Investment Company Act of 1940, or the Investment Company Act.  If we were to become regulated as an investment company, then our use of leverage would be substantially reduced.  The Investment Company Act exempts entities that are “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate” (qualifying interests).  Under current interpretation of the staff of the SEC, in order to qualify for this exemption, we must maintain at least 55% of our assets directly in qualifying interests and at least 80% of our assets in qualifying interests plus other real estate related assets.  In addition, unless certain mortgage securities represent all the certificates issued with respect to an underlying pool of mortgages, the Agency mortgage-backed securities may be treated as securities separate from the underlying mortgage loans and, thus, may not be considered qualifying interests for purposes of the 55% requirement.  We calculate that as of December 31, 2010 and December 31, 2009, we were in compliance with this requirement.

ITEM 7A        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices.  The primary market risk to which we are exposed is interest rate risk, which is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control.  Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest-earning assets and the interest expense incurred in connection with our interest-bearing liabilities, by affecting the spread between our interest-earning assets and interest-bearing liabilities.  Changes in the level of interest rates also can affect the value of our Agency mortgage-backed securities and our ability to realize gains from the sale of these assets.  We may utilize a variety of financial instruments, including interest rate swaps, caps, floors, inverse floaters and other interest rate exchange contracts, in order to limit the effects of interest rates on our operations.  When we use these types of derivatives to hedge the risk of interest-earning assets or interest-bearing liabilities, we may be subject to certain risks, including the risk that losses on a hedge position will reduce the funds available for payments to holders of securities and that the losses may exceed the amount we invested in the instruments.

Our profitability and the value of our portfolio (including interest rate swaps) may be adversely affected during any period as a result of changing interest rates.  The following table quantifies the potential changes in net interest income and portfolio value, should interest rates go up or down 25, 50 and 75 basis points, assuming the yield curves of the rate shocks will be parallel to each other and the current yield curve.  All changes in income and value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario.  The base interest rate scenario assumes interest rates at December 31, 2010 and various estimates regarding prepayment and all activities are made at each level of rate shock.  Actual results could differ significantly from these estimates.

Change in Interest Rate	Projected Percentage Change in Net Interest Income	Projected Percentage Change in Portfolio Value, with Effect of Interest Rate Swaps

-75 Basis Points	6.40%	1.62%
-50 Basis Points	4.35%	1.24%
-25 Basis Points	1.94%	0.82%
Base Interest Rate	-	-
+25 Basis Points	(0.65%)	(0.23%)
+50 Basis Points	(2.16%)	(0.87%)
+75 Basis Points	(4.11%)	(1.58%)

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

The following table sets forth the estimated maturity or repricing of our interest-earning assets and interest-bearing liabilities at December 31, 2010.  The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except adjustable-rate loans, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature and does include the effect of the interest rate swaps.  The interest rate sensitivity of our assets and liabilities in the table could vary substantially based on actual prepayment experience.

	Within 3 Months	4-12 Months	More than 1 Year to 3 Years	3 Years and Over	Total
	(dollars in thousands)
Rate Sensitive Assets:
Mortgage-backed Securities and	$1,935,670	$2,394,754	$1,502,028	$69,179,260	$75,011,712
Agency debentures (Principal)	-	-	-	1,095,810	1,095,810
Cash Equivalents	282,626	-	-	-	282,626
Reverse Repurchase Agreements	1,006,163	-	-	-	1,006,163
U.S. Treasury Securities	1,100,447	-	-	-	1,100,447
Securities Borrowed	216,676	-	-	-	216,676
Corporate debt	22,000	-	-	-	22,000
Total Rate Sensitive Assets	4,563,582	2,394,754	1,502,028	70,275,070	78,735,434

Rate Sensitive Liabilities:
Repurchase Agreements,
with the effect of swaps	31,103,486	7,128,771	13,068,170	14,233,110	65,533,537
Convertible Senior Notes	-	-	-	600,000	600,000
U.S. Treasury Securities sold, not yet purchased	909,462	-	-	-	909,462
Securities Loaned	217,841	-	-	-	217,841
Total Rate Sensitive Liabilities	32,230,789	7,128,771	13,068,170	14,833,110	67,260,840

Interest rate sensitivity gap	$(27,667,207)	$(4,734,017)	$(11,566,142)	$55,441,960	$11,474,594

Cumulative rate sensitivity gap	$(27,667,207)	$(32,401,224)	$(43,967,366)	$11,474,594

Cumulative interest rate sensitivity gap as a percentage of total rate-sensitive assets	(35%)	(41%)	(56%)	15%

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

ITEM 8        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and the related notes, together with the Report of Independent Registered Public Accounting Firm thereon, are set forth on pages F-1 through F-28 of this Form 10-K.

ITEM 9        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A     CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer (the CEO) and Chief Financial Officer (the CFO), reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act) as of the end of the period covered by this annual report.  Based on that review and evaluation, the CEO and CFO have concluded that our current disclosure controls and procedures, as designed and implemented, (1) were effective in ensuring that information regarding the Company and its subsidiaries is accumulated and communicated to our management, including our CEO and CFO, by our employees, as appropriate to allow timely decisions regarding required disclosure and (2) were effective in providing reasonable assurance that information the Company must disclose in its periodic reports under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by the SEC’s rules and forms.

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to affect its internal control over financial reporting.

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

                The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  In making this assessment, the Company’s management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

                Based on management’s assessment, the Company’s management believes that, as of December 31, 2010, the Company’s internal control over financial reporting was effective based on those criteria.  The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the Company’s internal control over financial reporting.  This report appears on page F-1 of this annual report on Form 10-K.

ITEM 9B.     OTHER INFORMATION

None.
PART III

ITEM 10      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 as to our directors is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2010.  The information regarding our executive officers required by Item 10 appears in Part I of this Form 10-K.  The information required by Item 10 as to our compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2010.

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

The information regarding certain matters pertaining to our corporate governance required by Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2010.

ITEM 11      EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2010.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2010.

ITEM 13      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2010.

ITEM 14      PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2010.

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

3.7
Bylaws of the Registrant, as amended (incorporated by reference to Exhibit 3.3 of the Registrant’s Registration Statement on Form S-11 (Registration Number 333-32913) filed with the Securities and Exchange Commission on August 5, 1997).

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

10.3
Amended and Restated Employment Agreement, effective as of June 4, 2004, between the Registrant and Michael A.J. Farrell (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-K filed with the Securities and Exchange Commission on March 10, 2005).*

10.4
Amended and Restated Employment Agreement, dated as of February 25, 2008, between the Registrant and Wellington J. Denahan (incorporated by reference to Exhibit 10.4 of the Registrant’s Form 10-K filed with the Securities and Exchange Commission on February 26, 2008).*

10.5
Amended and Restated Employment Agreement, effective as of June 4, 2004,between the Registrant and Kathryn F. Fagan (incorporated by reference to Exhibit 10.5 of the Registrant’s Form 10-K filed with the Securities and Exchange Commission on March 10, 2005).*

10.6
Amended and Restated Employment Agreement, effective as of June 4, 2004, between the Registrant and James P. Fortescue (incorporated by reference to Exhibit 10.7 of the Registrant’s Form 10-K filed with the Securities and Exchange Commission on March 10, 2005).*

10.7
Amended and Restated Employment Agreement, dated as of January 23, 2006, between the Registrant and Jeremy Diamond (incorporated by reference to Exhibit 10.7 of the Registrant’s Form 10-K filed with the Securities and Exchange Commission on March 13, 2006).*

10.8
Amended and Restated Employment Agreement, dated as of January 23, 2006, between the Registrant and Ronald D. Kazel (incorporated by reference to Exhibit 10.7 of the Registrant’s Form 10-K filed with the Securities and Exchange Commission on March 13, 2006).*

10.9
Amended and Restated Employment Agreement, dated as of April 21, 2006, between the Registrant and Rose-Marie Lyght (incorporated by reference to Exhibit 10.9 of the Registrant’s Form 10-Q filed with the Securities and Exchange Commission on May 9, 2006).*

10.10
Amended and Restated Employment Agreement, effective as of June 4, 2004, between the Registrant and Kristopher R. Konrad (incorporated by reference to Exhibit 10.11 of the Registrant’s Form 10-K filed with the Securities and Exchange Commission on March 10, 2005).*

10.11
Amended and Restated Employment Agreement, dated January 23, 2006, between the Registrant and R. Nicholas Singh  (incorporated by reference to Exhibit 10.7 of the Registrant’s Form 10-K filed with the Securities and Exchange Commission on March 13, 2006).*

10.12
Amended and Restated Employment Agreement, dated August 4, 2010, between the Registrant and Matthew Lambiase (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q filed with the Securities and Exchange Commission August 6, 2010).*

10.13	Employment Agreement, dated July 1, 2010, between the Registrant and Kevin Keyes.*
10.14	Registrant’s 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report Form 8-K filed with the SEC on June 1, 2010).*
12.1	Computation of ratio of earnings to combined fixed charges and preferred stock dividends.
21.1	Subsidiaries of Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
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

32.2	Certification of Kathryn F. Fagan, Chief Financial Officer and Treasurer of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101.INS XBRL	Instance Document †
Exhibit 101.SCH XBRL	Taxonomy Extension Schema Document †
Exhibit 101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document †
Exhibit 101.DEF XBRL	Additional Taxonomy Extension Definition Linkbase Document Created†
Exhibit 101.LAB XBRL	Taxonomy Extension Label Linkbase Document †
Exhibit 101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document †
*           Exhibit Numbers 10.1 and 10.3-10.14 are management contracts or compensatory plans required to be filed as Exhibits to this Form 10-K.

†           Submitted electronically herewith.  Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition at December 31, 2010 and December 31,2009; (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2010, 2009 and 2008; (iii) Consolidated Statement of Stockholders' Equity for the years ended December 31, 2010, 2009 and 2008; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008; and (v) Notes to Consolidated Financial Statements.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

FINANCIAL STATEMENTS

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 2010 and 2009:

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
New York, New York

We have audited the accompanying consolidated statements of financial condition of Annaly Capital Management, Inc. and subsidiaries (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2010.  We also have audited the Company's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report On Internal Control Over Financial Reporting at Item 9A.  Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Annaly Capital Management, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP
New York, New York
February 25, 2011

Part I
Item1.  Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2010 AND 2009
(dollars in thousands)

	December 31, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$282,626	$1,504,568
U.S. Treasury Securities, at fair value (including pledged assets of $660,823 and $0, respectively)	1,100,447	-
Reverse repurchase agreements with affiliate	-	328,757
Reverse repurchase agreements	1,006,163	425,000
Securities borrowed, at fair value	216,676	29,077
Mortgage-Backed Securities, at fair value (including pledged assets of $67,787,023 and $57,047,750, respectively)	78,440,330	64,805,725
Agency debentures, at fair value (including pledged assets of $1,068,869 and $871,318, respectively)	1,108,261	915,752
Corporate debt	21,683	-
Investments with affiliates	252,863	242,198
Receivable for Mortgage-Backed Securities sold	151,460	732,134
Accrued interest and dividends receivable	345,250	318,919
Receivable from Prime Broker	3,272	3,272
Receivable for advisory and service fees	16,172	12,566
Intangible for customer relationships, net	9,290	10,491
Goodwill	42,030	27,917
Interest rate swaps, at fair value	2,561	5,417
Other derivative contracts, at fair value	2,607	-
Other assets	24,899	14,397

Total assets	$83,026,590	$69,376,190

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
U.S. Treasury Securities sold, not yet purchased, at fair value	$909,462	-
Repurchase agreements	65,533,537	$54,598,129
Securities loaned, at fair value	217,841	29,057
Payable for Mortgage-Backed Securities and Agency debentures purchased	4,575,026	4,083,786
Convertible Senior Notes	600,000	-
Accrued interest payable	115,766	89,460
Dividends payable	404,220	414,851
Interest rate swaps, at fair value	754,439	533,362
Other derivative contracts, at fair value	2,446	-
Accounts payable and other liabilities	8,921	10,005

Total liabilities	73,121,658	59,758,650

6.00% Series B Cumulative Convertible Preferred Stock: 4,600,000 shares authorized 1,652,047 and 2,604,614 shares issued and outstanding, respectively.	40,032	63,114

Commitments and contingencies	-	-

Stockholders’ Equity:
7.875% Series A Cumulative Redeemable Preferred Stock: 7,412,500 shares authorized, issued and outstanding	177,088	177,088
Common stock: par value $.01 per share; 987,987,500 shares authorized, 631,594,205 and, 553,134,877 issued and outstanding, respectively	6,316	5,531
Additional paid-in capital	9,175,245	7,817,454
Accumulated other comprehensive income	1,164,642	1,891,317
Accumulated deficit	(658,391)	(336,964)

Total stockholders’ equity	9,864,900	9,554,426

Total liabilities, Series B Cumulative Convertible Preferred Stock and stockholders’ equity	$83,026,590	$69,376,190

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008
(dollars in thousands, except per share amounts)

	For the Years ended December 31,
	2010	2009	2008
Interest income
Investment securities	$2,676,307	$2,922,499	$3,115,428
Securities loaned	3,997	103	-
U.S. Treasury Securities	2,830	-	-
Total interest income	2,683,134	2,922,602	$3,115,428

Interests expense
Repurchase agreements	397,971	575,867	1,560,976
Interest rate swaps	735,107	719,803	327,936
Convertible Senior Notes	24,228	-	-
Securities borrowed	3,377	92	-
U.S. Treasury Securities sold, not yet purchased	2,649	-	-
Total interest expense	1,163,332	1,295,762	1,888,912

Net interest income	1,519,802	1,626,840	1,226,516
Other (loss) income:
Investment advisory and service fees	58,073	48,952	27,891
Gain on sale of Mortgage-Backed Securities and Agency debentures	181,791	99,128	10,713
Dividend income	31,038	17,184	2,713
Loss on other-than-temporarily impaired securities	-	-	(31,834)
Loss on receivable from Prime Broker	-	(13,613)	-
Unrealized gain (loss) on interest rate swaps	(318,832)	349,521	(768,268)
Net (loss) gain on trading securities	(2,351)	-	9,695
Income from underwriting	2,095	-	-
Total other (loss) income	(48,186)	501,172	(749,090)

Expenses:
Distribution fees	360	1,756	1,589
General and administrative expenses	171,487	130,152	103,622
Total expenses	171,847	131,908	105,211

Income before income from equity method investment and income taxes	1,299,769	1,996,104	372,215

Income (loss) from equity method investment	2,945	(252)	-

Income taxes	(35,434)	(34,381)	(25,977)

Net income	1,267,280	1,961,471	346,238

Noncontrolling interest	-	-	58

Net income attributable to controlling interest	1,267,280	1,961,471	346,180

Dividends on preferred stock	18,033	18,501	21,177
Net income available to common shareholders	$1,249,247	$1,942,970	$325,003

Net income available per share to common shareholders:
Basic	$2.12	$3.55	$0.64
Diluted	$2.04	$3.52	$0.64
Weighted average number of common shares outstanding:
Basic	588,192,659	546,973,036	507,024,596
Diluted	625,307,174	553,130,643	507,024,596

Net income attributable to controlling interest	$1,267,280	$1,961,471	$346,180
Other comprehensive income (loss):
Unrealized (loss) gain on available-for-sale securities	(639,783)	1,513,397	319,226
Unrealized gain on interest rate swaps	94,899	224,818	64,080
Reclassification adjustment for net (gains) losses included in net income	(181,791)	(99,128)	21,121
Other comprehensive (loss) income	(726,675)	1,639,087	404,427
Comprehensive income attributable to controlling interest	$540,605	$3,600,558	$750,607

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008
 (dollars in thousands, except per share data)

	Preferred Stock	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
BALANCE, DECEMBER 31, 2007	$177,088	$4,018	$5,297,922	$(152,197)	$(121,893)	$5,204,938
Net income attributable to controlling interest	-	-	-	-	346,180	-
Other comprehensive income	-	-	-	404,427	-	-
Comprehensive income	-	-	-	-	-	750,607
Exercise of stock options and stock grants	-	3	2,777	-	-	2,780
Stock option expense and long-term compensation expense	-	-	2,534	-	-	2,534
Conversion of Series B cumulative convertible Preferred Stock	-	13	15,411	-	-	15,424
Stock granted in acquisition	-	2	3,123	-	-	3,125
Net proceeds from follow-on offerings	-	1,277	2,146,266	-	-	2,147,543
Net proceeds from ATM program	-	44	71,788	-	-	71,832
Net proceeds from direct purchase and dividend reinvestment	-	58	93,617	-	-	93,675
Preferred Series A dividends declared $1.97 per share	-	-	-	-	(14,594)	(14,594)
Preferred Series B dividends declared $1.50 per share	-	-	-	-	(6,583)	(6,583)
Common dividends declared, $2.08 per share	-	-	-	-	(1,088,009)	(1,088,009)
BALANCE, DECEMBER 31, 2008	$177,088	$5,415	$7,633,438	$252,230	$(884,899)	$7,183,272
Net income	-	-	-	-	1,961,471	-
Other comprehensive income	-	-	-	1,639,087	-	-
Comprehensive income	-	-	-	-	-	3,600,558
Exercise of stock options and stock grants	-	4	4,911	-	-	4,915
Stock option expense and long-term compensation expense	-	-	4,514	-	-	4,514
Conversion of Series B cumulative convertible Preferred Stock	-	28	32,900	-	-	32,928
Net proceeds from direct purchase and dividend reinvestment	-	84	141,691	-	-	141,775
Preferred Series A dividends declared $1.97 per share	-	-	-	-	(14,593)	(14,593)
Preferred Series B dividends declared $1.50 per share	-	-	-	-	(3,908)	(3,908)
Common dividends declared, $2.54 per share	-	-	-	-	(1,395,035)	(1,395,035)
BALANCE, DECEMBER 31, 2009	$177,088	$5,531	$7,817,454	$1,891,317	$(336,964)	$9,554,426
Net income	-	-	-	-	1,267,280	-
Other comprehensive income	-	-	-	(726,675)	-	-
Comprehensive income	-	-	-	-	-	540,605
Net proceeds from follow-on offering	-	600	1,046,755	-	-	1,047,355
Exercise of stock options and stock grants	-	4	4,596	-	-	4,600
Stock option expense and long-term compensation expense	-	-	4,757	-	-	4,757
Conversion of Series B cumulative convertible Preferred Stock	-	24	23,057	-	-	23,081
Net proceeds from direct purchase and dividend reinvestment	-	157	278,626	-	-	278,783
Preferred Series A dividends declared $1.97 per share	-	-	-	-	(14,593)	(14,593)
Preferred Series B dividends declared $1.50 per share	-	-	-	-	(3,440)	(3,440)
Common dividends declared, $2.65 per share	-	-	-	-	(1,570,674)	(1,570,674)
BALANCE, DECEMBER 31, 2010	$177,088	$6,316	$9,175,245	$1,164,642	$(658,391)	$9,864,900

See notes to consolidated financial statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008
(dollars in thousands)

	For the Years Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income	$1,267,280	$1,961,471	$346,238
Adjustments to reconcile net income to net cash provided by operating activities:
Net income attributable to non controlling interest	-	-	(58)
Amortization of Investment Securities premiums and discounts, net	664,429	253,683	99,603
Amortization of intangibles	1,600	2,316	4,133
Amortization on deferred	3,150	-	-
Amortization of trading securities premiums and discounts	-	-	(3)
Gain on sale of Mortgage-Backed Securities and Agency debentures	(181,791)	(99,128)	(10,713)
Stock option and long-term compensation expense	4,757	4,514	2,534
Unrealized loss (gain) on interest rate swaps	318,832	(349,521)	768,268
Realized loss on futures	3,168	-	-
Realized gain on treasuries	(4,144)	-	-
Unrealized loss on treasuries	3,200	-	-
Unrealized loss on options	127	-	-
(Gain) loss on investment with affiliate, equity method	(318)	252	-
Net realized gain on trading investments	-	-	(12,578)
Unrealized depreciation on trading investments	-	-	2,994
Loss on other-than-temporarily impaired securities	-	-	31,834
Increase in accrued interest and dividend receivable	(27,125)	(35,574)	(8,405)
(Increase) decrease in advisory and service fees receivable	(3,606)	(6,462)	345
Decrease (increase) in other assets	3,950	(8,780)	340
Increase (decrease) in interest payable	26,306	(110,524)	(57,623)
(Decrease) increase in accounts payable and other liabilities	(1,084)	1,624	(28,867)
Purchase of trading securities	-	-	(13,048)
Proceeds from sale of trading securities	-	-	30,986
Purchase of equity trading securities sold, not yet purchased	-	-	(22,290)
Proceeds from equity trading securities sold, not yet purchased	-	-	21,483
Decrease (increase) in receivable from Prime Broker	-	13,613	(16,886)
Reduction of net assets in the fund	-	-	(28,704)
Proceeds from repurchase agreements from Broker Dealer	1,268,429,168	301,505,728	-
Payments on repurchase agreements from Broker Dealer	(1,258,941,064)	(291,820,728)	-
Proceeds from reverse repo from Broker Dealer	87,968,002	3,100,827	-
Payments on reverse repo from Broker Dealer	(88,479,412)	(3,595,580)	-
Proceeds from securities borrowed	2,924,082	152,027	-
Payments on securities borrowed	(3,111,681)	(181,104)	-
Proceeds from securities loaned	3,231,198	197,100	-
Payments on securities loaned	(3,042,414)	(168,043)	-
Payments on treasuries	(9,521,134)	-	-
Proceeds from treasuries	9,331,089	-	-
Payments on future contract	(3,455)	-	-
Net cash provided by operating activities	10,863,110	10,817,711	1,109,583
Cash flows from investing activities:
Purchase of Mortgage-Backed Securities	(51,422,692)	(24,992,434)	(25,281,183)
Proceeds from sale of Mortgage-Backed Securities and Agency debentures	9,262,772	4,029,801	15,491,408
Principal payments of Mortgage-Backed Securities	28,961,203	13,796,269	8,619,102
Agency debentures called	2,132,002	602,000	-
Purchase of Agency debentures	(3,002,259)	(918,765)	(500,000)
Purchase of Corporate Debt	(21,670)	-	-
Investment in affiliates	-	(157,995)	(26,283)
Payments on reverse repurchase agreements	(4,032,426)	(10,051,980)	(562,119)
Proceeds from reverse repurchase agreements	4,291,430	10,355,095	-
Earn out payment	(14,113)
Investment to purchase subsidiary	-	-	(12,628)
Net cash used in investing activities	(13,845,753)	(7,338,009)	(2,271,703)
Cash flows from financing activities:
Proceeds from repurchase agreements	224,789,731	327,758,745	434,042,799
Principal payments on repurchase agreements	(223,342,427)	(329,520,501)	(433,414,474)
Proceeds from exercise of stock options	4,598	4,914	2,780
Issuance of convertible notes	582,000	-	-
Proceeds from direct purchase and dividend reinvestment	278,784	141,775	93,675
Net proceeds from follow-on offerings	1,047,354	-	2,147,543
Net proceeds from ATM programs	-	-	71,832
Noncontrolling interest	-	-	(1,574)
Dividends paid	(1,599,339)	(1,269,420)	(975,068)
Net cash provided (used) by financing activities	1,760,701	(2,884,487)	1,967,513

Net (decrease) increase in cash and cash equivalents	(1,221,942)	595,215	805,393

Cash and cash equivalents, beginning of period	1,504,568	909,353	103,960

Cash and cash equivalents, end of period	$282,626	$1,504,568	$909,353

Supplemental disclosure of cash flow information:
Interest paid	$1,137,026	$1,406,287	$1,946,535
Taxes paid	$36,742	$42,268	$18,866

Noncash investing activities:
Receivable for Mortgage-Backed Securities sold	$151,460	$732,134	$75,546
Payable for Mortgage-Backed Securities and Agency debentures purchased	$4,575,026	$4,083,786	$2,062,030
Net change in unrealized gain (loss) on available-for-sale securities and interest rate swaps, net of reclassification adjustment	$(726,675)	$1,639,087	$404,427

Noncash financing activities:
Dividends declared, not yet paid	$404,220	$414,851	$270,736
Conversion of Series B cumulative preferred stock	$23,081	$32,928	$15,424

See notes to consolidated financial statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

1.     ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Annaly Capital Management, Inc. (“Annaly” or the “Company”) was incorporated in Maryland on November 25, 1996.  The Company commenced its operations of purchasing and managing an investment portfolio of mortgage-backed securities on February 18, 1997, upon receipt of the net proceeds from the private placement of equity capital, and completed its initial public offering on October 14, 1997.  The Company is a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended.  Fixed Income Discount Advisory Company (“FIDAC”) is a registered investment advisor and is a wholly owned taxable REIT subsidiary of the Company.  On June 27, 2006, the Company made a majority equity investment in an affiliated investment fund (the “Fund”), which is now wholly owned by the Company. During the third quarter of 2008, the Company formed RCap Securities, Inc. (“RCap”).  RCap was granted membership in the Financial Industry Regulatory Authority (“FINRA”) on January 26, 2009, and operates as a broker-dealer.  RCap is a wholly owned taxable REIT subsidiary of the Company.  On October 31, 2008, the Company acquired Merganser Capital Management, Inc. (“Merganser”).  Merganser is a registered investment advisor and is a wholly owned taxable REIT subsidiary of the Company. In 2010, the Company established Shannon Funding LLC (“Shannon”), which intends to provide warehouse financing and other services to residential mortgage originators in the United States.  In 2010, the Company also established Charlesfort Capital Management LLC (“Charlesfort”), which engages in corporate middle market lending transactions.

A summary of the Company’s significant accounting policies follows:

The consolidated financial statements include the accounts of the Company, FIDAC, Merganser, RCap, Shannon, Charlesfort and the Fund.  All intercompany balances and transactions have been eliminated.  The noncontrolling interest in the earnings of the Fund is reflected as noncontrolling interest in the consolidated financial statements.

Prior year numbers for interest expense on interest rate swaps were reclassified in the financial statements to conform with current year presentation.

Cash and Cash Equivalents - Cash and cash equivalents include cash on hand and cash held in money market funds on an overnight basis.

Reverse Repurchase Agreements - The Company may invest its daily available cash balances via reverse repurchase agreements to provide additional yield on its assets.  These investments will typically be recorded as short term investments and will generally mature daily.  Reverse repurchase agreements are recorded at cost and are collateralized by mortgage-backed securities pledged by the counterparty to the agreement.  Reverse repurchase agreements entered into by RCap are part of the subsidiary’s daily matched book trading activity.  These reverse repurchase agreements are recorded on trade date at the contract amount, are collateralized by mortgage-backed securities and generally mature within 90 days.  Margin calls are made by RCap as appropriate based on the daily valuation of the underlying collateral versus the contract price.  RCap generates income from the spread between what is earned on the reverse repurchase agreements and what is paid on the matched repurchase agreements.  Cash flows related to RCap’s matched book activity are included in cash flows from operating activity. Reverse repurchase agreements entered into by Annaly are included in cash flows from investing activities.

Securities borrowed and loaned transactions – RCap records securities borrowed and loaned transactions at the fair value. Securities borrowed transactions require RCap to provide the counterparty with collateral in the form of cash or other securities. RCap receives collateral in the form of cash or other securities for securities loaned transactions. For these transactions, the fees received or paid by RCap are recorded as interest income or expense. On a daily basis, market value changes of securities borrowed or loaned against may require counterparties to deposit additional collateral or return collateral pledged, when appropriate.

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

Mortgage-Backed Securities and Agency Debentures – The Company invests primarily in mortgage pass-through certificates, collateralized mortgage obligations and other mortgage-backed securities representing interests in or obligations backed by pools of mortgage loans, and certificates guaranteed by the Government National Mortgage Association (“Ginnie Mae”) , the Federal Home Loan Mortgage Corporation (“Freddie Mac”) or the Federal National Mortgage Association (“Fannie Mae”) (collectively, “Agency Mortgage-Backed Securities”).  The Company also invests in Agency debentures issued by Federal Home Loan Bank (“FHLB”), Freddie Mac, and Fannie Mae.

Investment Securities – The Agency Mortgage-Backed Securities, Agency debentures, corporate debt and reverse repurchase agreements are referred to herein as “Investment Securities.”  The Company is required to classify its Investment Securities as either trading investments, available-for-sale investments or held-to-maturity investments.  Although the Company generally intends to hold most of its Investment Securities until maturity, it may, from time to time, sell any of its Investment Securities as part of its overall management of its portfolio  Investment Securities assets classified as available-for-sale are reported at estimated fair value, based on fair values obtained and compared to independent sources, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity.  Investment Securities transactions are recorded on the trade date.  Realized gains and losses on sales of Investment Securities are determined on the specific identification method.

The Company’s investment in Chimera Investment Corporation (“Chimera”) is accounted for as available-for-sale equity securities.  The Company’s investment in CreXus Investment Corp. (“CreXus”) is accounted for under the equity method.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  The Company determines if it (1) has the intent to sell the Investment Securities, (2) is more likely than not that it will be required to sell the securities before recovery, or (3) does not expect to recover the entire amortized cost basis of the Investment Securities.  Further, the security is analyzed for credit loss (the difference between the present value of cash flows expected to be collected and the amortized cost basis).  The credit loss, if any, will then be recognized in the statement of earnings, while the balance of impairment related to other factors will be recognized in other comprehensive income (“OCI”).  There were no losses on other-than-temporarily impaired securities for the years ended December 31, 2010 and 2009, and there was $31.8 million loss on other-than-temporary impaired securities for the year ended December 31, 2008.

The estimated fair value of available-for-sale debt and equity securities, U.S Treasury securities, U.S Treasury securities sold, not yet purchased, receivable from prime broker, interest rate swaps, and futures and options contracts is equal to their carrying value presented in the consolidated statements of financial condition.  Cash and cash equivalents, reverse repurchase agreements, securities borrowed, receivable for Agency Mortgage-Backed Securities sold, accrued interest and dividends receivable, receivable for advisory and service fees, repurchase agreements with maturities shorter than one year, payable for Investment Securities purchased, securities loaned, dividends payable, accounts payable and other liabilities, and accrued interest payable, generally approximates fair value at December 31, 2010 due to the short term nature of these financial instruments.  The estimated fair value of long term structured repurchase agreements is reflected in Note 9 to the financial statements.  The estimated fair value of Convertible Senior Notes is reflected in Note 11 to the financial statements.

Interest income is accrued based on the outstanding principal amount of the Investment Securities and their contractual terms.  Premiums and discounts associated with the purchase of the Investment Securities are amortized into interest income over the projected lives of the securities using the interest method.  The Company’s policy for estimating prepayment speeds for calculating the effective yield is to evaluate historical performance, consensus prepayment speeds, and current market conditions.  Dividend income on available-for-sale equity securities is recorded on announcement date on an accrual basis.

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

Credit Risk – The Company has limited its exposure to credit losses on its portfolio of Agency Mortgage-Backed Securities by only purchasing securities issued by Freddie Mac, Fannie Mae or Ginnie Mae and Agency debentures issued by the FHLB, Freddie Mac and Fannie Mae.  The payment of principal and interest on the Freddie Mac and Fannie Mae Agency Mortgage-Backed Securities are guaranteed by those respective agencies, and the payment of principal and interest on the Ginnie Mae Agency Mortgage-Backed Securities are backed by the full faith and credit of the U.S. government.  Principal and interest on Agency debentures are guaranteed by the agency issuing the debenture.  Substantially all of the Company’s Investment Securities have an actual or implied “AAA” rating.  The Company faces credit risk on the portions of its portfolio which are not Agency Mortgage-Backed Securities and Agency debentures.

Market Risk - Weakness in the mortgage market may adversely affect the performance and market value of the Company’s investments.  This could negatively impact the Company’s net book value.  Furthermore, if many of the Company’s lenders are unwilling or unable to provide additional financing, the Company could be forced to sell its Investment Securities at an inopportune time when prices are depressed. The Company does not anticipate having difficulty converting its assets to cash or extending financing terms due to the fact that its Agency Mortgage-Backed Securities and Agency debentures have an actual or implied “AAA” rating and principal payment is guaranteed by Freddie Mac, Fannie Mae, or Ginnie Mae.

Repurchase Agreements - The Company finances the acquisition of its Agency Mortgage-Backed Securities and Agency debentures through the use of repurchase agreements.  Repurchase agreements are treated as collateralized financing transactions and are carried at their contractual amounts, including accrued interest, as specified in the respective agreements.   Reverse repurchase agreements and repurchase agreements with the same counterparty and the same maturity are presented net in the statement of financial condition when the terms of the agreements permit netting.

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

Income Taxes - The Company has elected to be taxed as a REIT and intends to comply with the provisions of the Internal Revenue Code of 1986, as amended (the “Code”), with respect thereto.  Accordingly, the Company will not be subjected to federal income tax to the extent of its distributions to shareholders and as long as certain asset, income and stock ownership tests are met.  The Company and certain  of its subsidiaries, FIDAC, Merganser and RCap, have made separate joint elections to treat these subsidiaries as taxable REIT subsidiaries.  As such, each of the taxable REIT subsidiaries are taxable as a domestic C corporation and subject to federal, state, and local income taxes based upon its taxable income.

The provisions of FASB ASC 740, Income Taxes, clarify the accounting for uncertainty in income taxes recognized in financial statements and prescribe a recognition threshold and measurement attribute for tax positions taken or expected to be taken on a tax return. FASB ASC 740 also requires that interest and penalties related to unrecognized tax benefits be recognized in financial statements. The Company does not have any unrecognized tax benefits that would affect its financial position.  Thus, no accruals for penalties and interest were necessary as of December 31, 2010.

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

Goodwill and Intangible Assets - The Company’s acquisitions of FIDAC and Merganser were accounted for using the purchase method.  Under the purchase method, net assets and results of operations of acquired companies are included in the consolidated financial statements from the date of acquisition. In addition, the costs of FIDAC and Merganser were allocated to the assets acquired, including identifiable intangible assets, and the liabilities assumed based on their estimated fair values at the date of acquisition. The excess of purchase price over the fair value of the net assets acquired was recognized as goodwill.  Goodwill and intangible assets are periodically (but not less frequently than annually) reviewed for potential impairment.  Intangible assets with an estimated useful life are expected to amortize over a 10.2 year weighted average time period.  During the years ended December 31, 2010, and 2009, there were no impairment losses.  Goodwill was increased during the year ended December 31, 2011due to an a earn-out payment of $14.1 million from the Merganser acquisition.

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

A Summary of Recent Accounting Pronouncements Follows:

Assets

Receivables (ASC 310)

In July 2010, the Financial Accounting Standards Board (“the FASB”) released ASU 2010-20, which provides greater transparency and addresses disclosures about the credit quality of financing receivables and the allowance for credit losses.  In addition, assist in the assessment of credit risk exposures and evaluation of the adequacy of allowances for credit losses.  Additional disclosures must be provided on a disaggregated basis.  The update defines two levels of disaggregation – portfolio segment and class of financing receivable.  Additionally, the update requires disclosure of credit quality indicators, past due information and modifications of financing receivables.   The update is not applicable to mortgage banking activities (loans originated or purchased for resale to investors); derivative instruments such as repurchase agreements; debt securities;  a transferor’s interest in securitization transactions accounted for as sales under ASC 860; and purchased beneficial interests in securitized financial assets.  This update is effective for the Company for interim or annual periods ending on or after December 15, 2010.  This update has no material effect on the Company’s consolidated financial statements.

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

Fair Value Measurements and Disclosures (ASC 820)

In January 2010, FASB issued guidance (ASU 2010-06) which increased disclosure regarding the fair value of assets.  The key provisions of this guidance include the requirement to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 including a description of the reason for the transfers.  Previously this was only required of transfers between Level 2 and Level 3 assets.  Further, reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities; a class is potentially a subset of the assets or liabilities within a line item in the statement of financial position.  Additionally, disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements are required for either Level 2 or Level 3 assets.  This portion of the guidance was effective for the Company on January 1, 2010. The guidance also requires that the disclosure on any Level 3 assets presents separately information about purchases, sales, issuances and settlements.  In other words, Level 3 assets are presented on a gross basis rather than as one net number.  However, this last portion of the guidance was not effective for the Company until January 1, 2011.  Adoption of this guidance has no material effect on the Company’s consolidated financial statements

Subsequent Events (ASC 855)

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

Transfers and Servicing (ASC 860)

On June 12, 2009, the FASB issued ASU 2009-16, which amended the accounting standards governing the transfer and servicing of financial assets. This amendment  updates the existing standard and eliminates  the concept of a Qualified Special Purpose Entity (“QSPE”); clarifies the surrendering of control to effect sale treatment; and modifies the financial components approach – limiting the circumstances in which a financial asset or portion thereof should be derecognized when the transferor maintains continuing involvement.  It defines the term “Participating Interest”.  Under this standard update, the transferor must recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer, including any retained beneficial interest. Additionally, the amendment requires enhanced disclosures regarding the transferors risk associated with continuing involvement in any transferred assets.   The amendment was effective beginning January 1, 2010.   The amendment has no material effect on the Company’s  consolidated financial statements.

2.             MORTGAGE-BACKED SECURITIES

The following tables present the Company’s available-for-sale Agency Mortgage-Backed Securities portfolio as of December 31, 2010 and 2009 which were carried at their fair value:

December 31, 2010	Federal Home Loan Mortgage Corporation	Federal National Mortgage Association	Government National Mortgage Association	Total Mortgage- Backed Securities
	(dollars in thousands)

Mortgage-Backed Securities, par value	$19,846,543	$54,341,140	$824,029	$75,011,712
Unamortized discount	(14,651)	(18,329)	(403)	(33,383)
Unamortized premium	517,507	1,795,116	26,200	2,338,823
Amortized cost	20,349,399	56,117,927	849,826	77,317,152

Gross unrealized gains	463,471	1,211,324	29,408	1,704,203
Gross unrealized losses	(140,027)	(438,918)	(2,080)	(581,025)

Estimated fair value	$20,672,843	$56,890,333	$877,154	$78,440,330

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(dollars in thousands)
Adjustable rate	$10,954,627	$257,822	$(75,440)	$11,137,009

Fixed rate	66,362,525	1,446,381	(505,585)	67,303,321

Total	$77,317,152	$1,704,203	$(581,025)	$78,440,330

December 31, 2009	Federal Home Loan Mortgage Corporation	Federal National Mortgage Association	Government National Mortgage Association	Total Mortgage- Backed Securities
	(dollars in thousands)

Mortgage-Backed Securities, par value	$18,973,616	$41,836,554	$779,109	$61,589,279
Unamortized discount	(20,210)	(28,167)	-	(48,377)
Unamortized premium	301,700	974,861	20,382	1,296,943
Amortized cost	19,255,106	42,783,248	799,491	62,837,845

Gross unrealized gains	717,749	1,318,066	21,944	2,057,759
Gross unrealized losses	(27,368)	(61,739)	(772)	(89,879)

Estimated fair value	$19,945,487	$44,039,575	$820,663	$64,805,725

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(dollars in thousands)
Adjustable rate	$16,345,988	$513,820	$(68,488)	$16,791,320

Fixed rate	46,491,857	1,543,939	(21,391)	48,014,405

Total	$62, 837,845	$2,057,759	$(89,879)	$64,805,725

Actual maturities of Agency Mortgage-Backed Securities are generally shorter than stated contractual maturities because actual maturities of Agency Mortgage-Backed Securities are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.  The following table summarizes the Company’s Agency Mortgage-Backed Securities on December 31, 2010 and 2009, according to their estimated weighted-average life classifications:

	December 31, 2010		December 31, 2009
Weighted-Average Life	Fair Value	Amortized Cost	Fair Value	Amortized Cost
	(dollars in thousands)

Less than one year	$915,398	$901,824	$2,796,707	$2,762,873
Greater than one year and less than five years	59,732,123	58,321,570	55,780,372	54,070,493
Greater than or equal to five years	17,792,809	18,093,758	6,228,646	6,004,479

Total	$78,440,330	$77,317,152	$64,805,725	$62,837,845

The weighted-average lives of the Agency Mortgage-Backed Securities at December 31, 2010 and 2009 in the table above are based upon data provided through subscription-based financial information services, assuming constant principal prepayment rates to the reset date of each security.  The prepayment model considers current yield, forward yield, steepness of the yield curve, current mortgage rates, mortgage rate of the outstanding loans, loan age, margin and volatility.  The actual weighted average lives of the Agency Mortgage-Backed Securities could be longer or shorter than estimated.

The following table presents the gross unrealized losses, and estimated fair value of the Company’s Agency Mortgage-Backed Securities by length of time that such securities have been in a continuous unrealized loss position at December 31, 2010 and December 31, 2009.

	Unrealized Loss Position For: (dollars in thousands)
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

December 31, 2010	$28,608,996	$(577,096)	$166,481	$(3,929)	$28,775,477	$(581,025)

December 31, 2009	$4,818,239	$(22,869)	$2,802,920	$(67,010)	$7,621,159	$(89,879)

The decline in value of these securities is solely due to market conditions and not the quality of the assets.  Substantially all of the Agency Mortgage-Backed Securities are “AAA” rated or carry an implied “AAA” rating.  The investments are not considered other-than-temporarily impaired because the Company currently has the ability and intent to hold the investments to maturity or for a period of time sufficient for a forecasted market price recovery up to or beyond the cost of the investments or we are required to sell for regulatory or other reasons.  Also, the Company is guaranteed payment of the principal amount of the securities by the government agency which created them.

During the year ended December 31, 2010, the Company sold $7.8 billion of Agency Mortgage-Backed Securities, resulting in a realized gain of $171.6 million.  During the year ended December 31, 2009, the Company sold $4.6 billion of Agency Mortgage-Backed Securities, resulting in a realized gain of $99.1 million.

3.             AGENCY DEBENTURES

At December 31, 2010, the Company owned Agency debentures with a carrying value of $1.1 billion, including an unrealized gain of $9.7 million.  At December 31, 2009, the Company owned Agency debentures with a carrying value of $915.8 million including an unrealized loss of $3.0 million.

During the year ended December 31, 2010, the Company sold or had called $2.8 billion of Agency debentures, resulting in realized gains of $10.2 million. The Company had no sales of Agency debentures for the year ended December 31, 2009.

4.             INVESTMENT WITH AFFILIATE, AVAILABLE FOR SALE EQUITY SECURITIES

All of the available-for-sale equity securities are shares of Chimera and are reported at fair value.  Chimera is externally managed by FIDAC pursuant to a management agreement.  The Company owned approximately 45.0 million shares of Chimera at a fair value of approximately $184.9 million at December 31, 2010 and approximately 45.0 million shares of Chimera at fair value of approximately $174.5 million at December 31, 2009.  At December 31, 2010 and December 31, 2009, the investment in Chimera had an unrealized gain of $46.0 million and $35.7 million, respectively.  Chimera is externally managed by FIDAC pursuant to a management agreement.

5.             INVESTMENT IN AFFILIATE, EQUITY METHOD

The Company owns approximately 25% of CreXus and accounts for its investment using the equity method.  CreXus is externally managed by FIDAC pursuant to a management agreement.  The quoted fair value of the Company’s investment in CreXus was $59.3 million at December 31, 2010 and $63.2 million at December 31,2009.

6.             REVERSE REPURCHASE AGREEMENT

At December 31, 2010, the Company did not have any amounts outstanding under its reverse repurchase agreement with Chimera.  At December 31, 2009, the Company had lent $259.0 million to Chimera in a reverse repurchase agreement which was callable weekly.  This amount was included in the principal amount which approximates fair value in the Company’s Statements of Financial Condition.  The interest rate at December 31, 2009 was at the rate of 1.72%.  The collateral for this loan was mortgage-backed securities with a fair value of $314.3 million at December 31, 2009.

At December 31, 2010 RCap had outstanding reverse repurchase agreements with non-affiliates of $1.0 billion. At December 31, 2009, RCap, in its ordinary course of business, financed through matched reverse repurchase agreements, at market rates, $69.7 million for an entity that is managed by FIDAC pursuant to a management agreement.  At December 31, 2009, RCap had an outstanding reverse repurchase agreement with non-affiliates of $425.0 million.

The Company reports cash flows on reverse repurchase agreements as investment activities in the Statements of Cash Flows.  The Company reports cash flows on reverse repurchase agreements related to RCap as operating activities in the Statements of Cash Flows.

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

Available for sale equity securities are valued based on quoted prices (unadjusted) in an active market.  Agency Mortgage-Backed Securities and interest rate swaps are valued using quoted prices for similar assets and dealer quotes.  The dealer will incorporate common market pricing methods, including a spread measurement to the Treasury curve or interest rate swap curve as well as underlying characteristics of the particular security including coupon, periodic and life caps, rate reset period and expected life of the security.  Management ensures that current market conditions are represented.  Management compares similar market transactions and comparisons to a pricing model.  The Company’s Investment Securities characteristics are as follows:

	Weighted Average Coupon on Fixed Rate Investments	Weighted Average Coupon on Adjustable Rate Investments	Weighted Average Yield on Fixed Rate Investments	Weighted Average Yield on Adjustable Rate Investments	Weighted Average Lifetime Cap on Adjustable Investments	Weighted Average Term to Next Adjustment on Adjustable Rate Investments

At December 31, 2010	4.92%	4.28%	4.00%	3.04%	10.16%	39 months

At December 31, 2009	5.78%	4.55%	4.95%	3.23%	10.09%	33 months

The Company’s financial assets and liabilities carried at fair value on a recurring basis are valued as follows:

The classification of assets and liabilities by level remains unchanged at December 31, 2010, when compared to the previous year.

	Level 1	Level 2	Level 3
At December 31, 2010	(dollars in thousands)
Assets:
Mortgage-Backed Securities	$-	$78,440,330	$-
Agency debentures	-	1,108,261	-
Available for sale equity securities	184,879	-	-
U.S. Treasury securities	1,100,447	-	-
Securities borrowed		216,676	-
Interest rate swaps	-	2,561	-
Other derivative contracts	2,607	-	-

Liabilities:
Interest rate swaps	-	754,439	-
U.S. Treasury securities sold, not yet purchased	909,462	-	-
Securities loaned	-	217,841	-
Other derivative contracts	-	2,446	-
At December 31, 2009
Assets:
Mortgage-Backed Securities	$-	$64,805,725	$-
Agency debentures	-	915,752	-
Available for sale equity securities	174,533	-	-
Interest rate swaps	-	5,417	-

Liabilities:
Interest rate swaps	-	533,362	-
U.S. Treasury securities sold, not yet purchased	-	-	-
Securities loaned

9.             REPURCHASE AGREEMENTS

The Company had outstanding $65.5 billion and $54.6 billion of repurchase agreements with weighted average borrowing rates of 1.84% and 2.11%, after giving effect to the Company’s interest rate swaps, and weighted average remaining maturities of 127 days and 170 days as of December 31, 2010 and December 31, 2009, respectively.  Investment Securities pledged as collateral under these repurchase agreements and interest rate swaps had an estimated fair value of $69.5 billion at December 31, 2010 and $57.9 billion at December 31, 2009.

At December 31, 2010 and 2009, the repurchase agreements had the following remaining maturities:

	December 31, 2010	December 31, 2009
	(dollars in thousands)
1 day	-	-
Within 30 days	$32,669,341	$38,341,206
30 to 59 days	13,767,522	7,163,255
60 to 89 days	4,776,597	192,005
90 to 119 days	6,068,376	139,966
Over 120 days	8,251,701	8,761,697
Total	$65,533,537	$54,598,129

The Company did not have an amount at risk greater than 10% of the equity of the Company with any counterparty as of December 31, 2010 or December 31, 2009.

           The Company has entered into repurchase agreements which provide the counterparty with the right to call the balance prior to maturity date.  These repurchase agreements totaled $5.9 billion and the fair value of the option to call was ($313.2 million) at December 31, 2010.  The repurchase agreements totaled $7.0 billion and the fair value of the option to call was ($352.4) at December 31, 2009.  Management has determined that the call option is not required to be bifurcated as it is deemed clearly and closely related to the debt instrument, therefore the fair value of the option is not recorded in the consolidated financial statements.

The structured repurchase agreements are modeled and priced as pay fixed versus receive floating interest rate swaps whereby the fixed receiver has the option to cancel the swap after an initial lockout period. Therefore the structured repurchase agreements are priced as a combination of an interest rate swaps with an embedded call options.

Additionally, as of December 31, 2010 the Company has entered into a repurchase agreement with a term of over one year.  The amount of the repurchase agreement is $500 million and it has an estimated fair value of $513.3 million.

The Company reports cash flows repurchase agreements as financing activities in the Statements of Cash Flows.  RCap reports cash flows on repurchase agreements as financing activities in the Statements of Cash Flows

10.          DERIVATIVE INSTRUMENTS

In connection with the Company’s interest rate risk management strategy, the Company economically hedges a portion of its interest rate risk by entering into derivative financial instrument contracts.  As of December 31, 2010, such instruments are comprised of interest rate swaps, which in effect modify the cash flows on repurchase agreements.  The use of interest rate swaps creates exposure to credit risk relating to potential losses that could be recognized if the counterparties to these instruments fail to perform their obligations under the contracts.  In the event of a default by the counterparty, the Company could have difficulty obtaining its Agency Mortgage-Backed Securities pledged as collateral for swaps.  The Company does not anticipate any defaults by its counterparties.

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

The location and fair value of derivative instruments reported in the Consolidated Statement of Financial Position as of December 31, 2010 and 2009 are as follows:

	Location on Statement of Financial Condition	Notional Amount	Net Estimated Fair Value/Carrying Value
	(dollars in thousands)
Interest rate swaps
December 31, 2010	Liabilities	$26,882,460	$(754,439)
December 31, 2010	Assets	$200,000	$2,561
December 31, 2009	Liabilities	$18,823,300	$(533,362)
December 31, 2009	Assets	$2,700,000	$5,417

Other derivative contracts		Net Estimated Fair Value/Carrying Value
		(dollars in thousands)
December 31, 2010	Liabilities	$(2,446)
December 31, 2010	Assets	$2,607

The effect of derivatives on the Statement of Operations and Comprehensive Income is as follows:

	Location on Statement of Operations and Comprehensive Income
	Interest Expense	Unrealized Gain (Loss) on Interest Rate Swaps
	(dollars in thousands)
For the Year Ended December 31, 2010	$735,107	$(318,832)
For the Year Ended December 31, 2009	$719,803	$349,521
For the Year Ended December 31, 2008	$327,936	$(768,268)

The weighted average pay rate at December 31, 2010 was 3.21% and the weighted average receive rate was 0.28%.  The weighted average pay rate at December 31, 2009 was 3.85% and the weighted average receive rate was 0.25%.

	Realized Loss	Unrealized Loss
	(dollars in thousands)
Other derivative contracts
For the Year Ended December 31, 2010	$(3,168)	$(127)

11.          CONVERTIBLE SENIOR NOTES

During the year ended December 31, 2010, the Company issued $600.0 million in aggregate principal amount of its 4% Convertible Senior Notes due 2015 (“Convertible Senior Notes”) for net proceeds following expenses of approximately $582.0 million.  Interest on the Convertible Senior Notes is paid semi-annually at a rate of 4% per year and the Convertible Senior Notes will mature on February 15, 2015 unless earlier repurchased or converted.  The Convertible Senior Notes are convertible into shares of Common Stock at an initial conversion rate and conversion rate at December 31, 2010 of 46.6070 and 54.1089, respectively, shares of Common Stock per $1,000 principal amount of Convertible Senior Notes, which is equivalent to an initial conversion price of approximately $21.4560 and a conversion price at December 31, 2010 of approximately $18.4812 per share of Common Stock, subject to adjustment in certain circumstances.  The market value at December 31, 2010 was $699.2 million, based on closing price.

12.          PREFERRED STOCK AND COMMON STOCK

(A) Common Stock Issuances
On July 13, 2010 the Company entered into an agreement pursuant to which it sold 60,000,000 shares of its common stock for net proceeds following expenses of approximately $1.0 billion. This transaction settled on July 19, 2010.

During the year ended December 31, 2010, 363,528 options were exercised under the Long-Term Stock Incentive Plan, or Incentive Plan, for an aggregate exercise price of $4.6 million

During the year ended December 31, 2010, 953,000 shares of Series B Preferred Stock were converted into 2.4 million shares of common stock, respectively.

During the year ended December 31, 2010, the Company raised $278.8 million by issuing 15.7 million shares, through the Direct Purchase and Dividend Reinvestment Program.

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

(B) Preferred Stock

At December 31, 2010 and 2009, the Company had issued and outstanding 7,412,500 shares of Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”), with a par value $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The Series A Preferred Stock must be paid a dividend at a rate of 7.875% per year on the $25.00 liquidation preference before the common stock is entitled to receive any dividends. The Series A Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not declared) exclusively at the Company's option commencing on April 5, 2009 (subject to the Company's right under limited circumstances to redeem the Series A Preferred Stock earlier in order to preserve its qualification as a REIT). The Series A Preferred Stock is senior to the Company's common stock and is on parity with the Series B Preferred Stock with respect to dividends and distributions, including distributions upon liquidation, dissolution or winding up. The Series A Preferred Stock generally does not have any voting rights, except if the Company fails to pay dividends on the Series A Preferred Stock for six or more quarterly periods (whether or not consecutive). Under such circumstances, the Series A Preferred Stock, together with the Series B Preferred Stock, will be entitled to vote to elect two additional directors to the Board, until all unpaid dividends have been paid or declared and set apart for payment. In addition, certain material and adverse changes to the terms of the Series A Preferred Stock cannot be made without the affirmative vote of holders of at least two-thirds of the outstanding shares of Series A Preferred Stock and Series B Preferred Stock. Through December 31, 2010, the Company had declared and paid all required quarterly dividends on the Series A Preferred Stock.

At December 31, 2010 and 2009, the Company had issued and outstanding 1,652,047 and 2,604,614, respectively, shares of Series B Cumulative Convertible Preferred Stock (“Series B Preferred Stock”), with a par value $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The Series B Preferred Stock must be paid a dividend at a rate of 6% per year on the $25.00 liquidation preference before the common stock is entitled to receive any dividends.

The Series B Preferred Stock is not redeemable. The Series B Preferred Stock is convertible into shares of common stock at a conversion rate that adjusts from time to time upon the occurrence of certain events, including if the Company distributes to its common shareholders in any calendar quarter cash dividends in excess of $0.11 per share. Initially, the conversion rate was 1.7730 shares of common shares per $25 liquidation preference.   At December 31, 2010, the conversion ratio was 2.6571 shares of common stock per $25 liquidation preference.  Commencing April 5, 2011, the Company has the right in certain circumstances to convert each Series B Preferred Stock into a number of common shares based upon the then prevailing conversion rate. The Series B Preferred Stock is also convertible into common shares at the option of the Series B preferred shareholder at anytime at the then prevailing conversion rate. The Series B Preferred Stock is senior to the Company's common stock and is on parity with the Series A Preferred Stock with respect to dividends and distributions, including distributions upon liquidation, dissolution or winding up. The Series B Preferred Stock generally does not have any voting rights, except if the Company fails to pay dividends on the Series B Preferred Stock for six or more quarterly periods (whether or not consecutive). Under such circumstances, the Series B Preferred Stock, together with the Series A Preferred Stock, will be entitled to vote to elect two additional directors to the Board, until all unpaid dividends have been paid or declared and set apart for payment. In addition, certain material and adverse changes to the terms of the Series B Preferred Stock cannot be made without the affirmative vote of holders of at least two-thirds of the outstanding shares of Series B Preferred Stock and Series A Preferred Stock. Through December 31, 2010, the Company had declared and paid all required quarterly dividends on the Series B Preferred Stock.  During the year ended December 31, 2010, 953,000 shares of Series B Preferred Stock were converted into 2.4 million shares of common stock.  During the year ended December 31, 2009, 1.4 million shares of Series B Preferred Stock were converted into 2.8 million shares of common stock.

 (C) Distributions to Shareholders

During the year ended December 31, 2010, the Company declared dividends to common shareholders totaling $1.6 billion or $2.65 per share, of which $404.2 million were paid to shareholders on January 27, 2011.  Dividend distributions for the year ended December 31, 2010, were characterized, for Federal income tax purposes, as 94.3% ordinary income, 5.7% long-term capital.  During the year ended December 31, 2010, the Company declared dividends to Series A Preferred shareholders totaling approximately $14.6 million or $1.97 per share, and Series B shareholders totaling approximately $3.4 million or $1.50 per share, which were paid to shareholders on December 31, 2010.

During the year ended December 31, 2009, the Company declared dividends to common shareholders totaling $1.4 billion or $2.54 per share, of which $414.9 million were paid to shareholders on January 28, 2010.  Dividend distributions for the year ended December 31, 2009, were characterized, for Federal income tax purposes as ordinary income.  During the year ended December 31, 2009, the Company declared dividends to Series A Preferred shareholders totaling approximately $14.6 million or $1.97 per share, and Series B shareholders totaling approximately $3.9 million or $1.50 per share, which were paid to shareholders on December 31, 2009.

13.          NET INCOME PER COMMON SHARE

The following table presents a reconciliation of the net income and shares used in calculating basic and diluted earnings per share for the years ended December 31, 2010, 2009, and 2008.

	For the years ended (amounts in thousands)
	December 31, 2010	December 31, 2009	December 31, 2008
Net income attributable to controlling interest	$1,267,280	$1,961,471	$346,180
Less: Preferred stock dividends	18,033	18,501	21,177
Net income available to common shareholders, prior to adjustment for Series B dividends, if necessary	1,249,247	1,942,970	325,003
Add: Preferred Series B dividends, if dilutive	3,440	3,908	-
Add: Interest on Convertible Senior Note, if dilutive	21,333	-	-
Net income available to common shareholders, as adjusted	$1,274,020	$1,946,878	$325,003
Weighted average shares of common stock outstanding-basic	588,193	546,973	507,025
Add: Effect of dilutive stock options and Series
B Cumulative Convertible Preferred Stock, and Convertible Senior Notes	37,114	6,158	-
Weighted average shares of common stock outstanding-diluted	625,307	553,131	507,025

Options to purchase 565,000 shares of common stock, were outstanding and considered anti-dilutive as their exercise price and option expense exceeded the average stock price for the year ended December 31, 2010. Options to purchase 2.8 million shares of common stock, were outstanding and considered anti-dilutive as their exercise price and option expense exceeded the average stock price for the year ended December 31, 2009. The Series B Cumulative Convertible Preferred Stock was anti-dilutive for the year ended December 31, 2008.

14.          LONG-TERM STOCK INCENTIVE PLAN

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

The Company had adopted a long term stock incentive plan for executive officers, key employees and non-employee directors (the “Incentive Plan”).  The Incentive Plan authorized the Compensation Committee of the board of directors to grant awards, including non-qualified options as well as incentive stock options as defined under Section 422 of the Code.  The Incentive Plan authorized the granting of options or other awards for an aggregate of the greater of 500,000 shares or 9.5% of the diluted outstanding shares of the Company’s common stock, up to ceiling of 8,932,921 shares.  No further awards will be made under the Incentive Plan, although existing awards will remain effective.  Stock options were issued at the current market price on the date of grant, subject to an immediate or four year vesting in four equal installments with a contractual term of 5 or 10 years.  The grant date fair value is calculated using the Black-Scholes option valuation model.

	For the year ended
	December 31, 2010		December 31, 2009
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding at the beginning of year	7,271,503	$15.20	5,180,164	$15.87
Granted	8,750	17.24	2,535,750	13.26
Exercised	(363,528)	12.65	(423,161)	11.72
Forfeited	(18,500)	15.21	(10,000)	15.61
Expired	(6,250)	18.26	(11,250)	17.32
Options outstanding at the end of period	6,891,975	$15.33	7,271,503	$15.20
Options exercisable at the end of the period	3,822,844	$16.16	1,869,678	$16.96

The weighted average remaining contractual term was approximately 6.6 years for stock options outstanding and approximately 5.6 years for stock options exercisable as of December 31, 2010.  As of December 31, 2010, there was approximately $8.8 million of total unrecognized compensation cost related to nonvested share-based compensation awards.  That cost is expected to be recognized over a weighted average period of 2.0 years.

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

During the year ended December 31, 2010, the Company’s taxable REIT subsidiaries recorded $6.8 million of income tax expense for income attributable to those subsidiaries, and the portion of earnings retained based on Code Section 162(m) limitations.  During the year ended December 31, 2010, the Company recorded $28.6 million of income tax expense for a portion of earnings retained based on Section 162(m) limitations.

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

The Company’s effective tax rate was 53%, 52%, and 53%, for the years ended December 31, 2010, 2009, and 2008, respectively.  These rates were calculated based on the Companies estimated taxable income after dividends paid deduction and differ from the federal statutory rate as a result of state and local taxes and permanent difference pertaining to employee remuneration as discussed above.

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

 16.           LEASE COMMITMENTS AND CONTINGENCIES

Commitments

The Company has a non-cancelable lease for office space which commenced in May 2002 and expires in December 2015.  Merganser has a non-cancelable lease for office space, which commenced on May 2003 and expires in May 2014.  Merganser subleases a portion of its leased space to a subtenant.  FIDAC has a lease for office space which commenced in October 2010 and expires in February 2016. The Company’s aggregate future minimum lease payments total $8.7 million.   The following table details the lease payments.

Year Ending December	Lease Commitment	Sublease Income	Net Amount
	(dollars in thousands)
2011	2,291	169	2,122
2012	2,291	70	2,221
2013	2,291	-	2,291
2014	1,863	-	1,863
2015	161	-	161
Later years	27	-	27
	$8,924	$239	$8,685

Contingencies

From time to time, the Company is involved in various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company’s consolidated financial statements and therefore no accrual is required as of December 31, 2010 and 2009.

Merganser’s prior owners may receive additional consideration under the merger agreement.  The Company paid approximately $14.1 million of this earn-out during the fourth quarter of 2010.  The Company cannot currently calculate how much additional consideration will be paid under the earn-out provisions because the payment amount will vary depending upon whether and the extent to which Merganser achieves specific performance goals. The additional earn-out consideration will be paid during 2012, if Merganser meets specific performance goals under the merger agreement. All amounts paid under this provision will be recorded as additional goodwill.

17.           INTEREST RATE RISK

The primary market risk to the Company is interest rate risk.  Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond the Company’s control.  Changes in the general level of interest rates can affect net interest income, which is the difference between the interest income earned on interest-earning assets and the interest expense incurred in connection with the interest-bearing liabilities, by affecting the spread between the interest-earning assets and interest-bearing liabilities.  Changes in the level of interest rates also can affect the value of the Interest Earning Assets and the Company’s ability to realize gains from the sale of these assets.  A decline in the value of the Interest Earning Assets pledged as collateral for borrowings under repurchase agreements could result in the counterparties demanding additional collateral pledges or liquidation of some of the existing collateral to reduce borrowing levels.  Liquidation of collateral at losses could have an adverse accounting impact, as discussed in Note 1.

The Company seeks to manage the extent to which net income changes as a function of changes in interest rates by matching adjustable-rate assets with variable-rate borrowings.  The Company may seek to mitigate the potential impact on net income of periodic and lifetime coupon adjustment restrictions in the portfolio of Interest Earning Assets by entering into interest rate agreements such as interest rate caps and interest rate swaps. As of December 31, 2010 and 2009, the Company entered into interest rate swaps to pay a fixed rate and receive a floating rate of interest, with a total notional amount of $27.1 billion and $21.5 billion, respectively.

Changes in interest rates may also have an effect on the rate of mortgage principal prepayments and, as a result, prepayments on Agency Mortgage-Backed Securities.  The Company will seek to mitigate the effect of changes in the mortgage principal repayment rate by balancing assets purchased at a premium with assets purchased at a discount.  To date, the aggregate premium exceeds the aggregate discount on the Agency Mortgage-Backed Securities.  As a result, prepayments, which result in the expensing of unamortized premium, will reduce net income compared to what net income would be absent such prepayments.

18.           RELATED PARTY TRANSACTIONS

At December 31, 2009, the Company had lent $259.0 million to Chimera in a reverse repurchase agreement which was callable weekly.  This amount is included in the principal amount which approximates fair value in the Company’s Statement of Financial Condition.  The interest rate at December 31, 2009 was at the rate of 1.72%.

On April 15, 2009, the Company purchased approximately 25.0 million shares of Chimera common stock at a price of $3.00 for aggregate proceeds of approximately $74.9 million.  On May 27, 2009, the Company purchased approximately 4.7 million shares of Chimera common stock at a price of $3.22 for aggregate proceeds of approximately $15.2 million.  Chimera is managed by FIDAC, and the Company owned approximately 4.4% of Chimera's common stock at December 31, 2010.

On September 22, 2009, the Company acquired 4,527,778 shares of CreXus’s common stock at a price of $15.00 per share.  The Company owns approximately 25% of CreXus at December 31, 2010 and accounts for its investment using the equity method.

RCap acted as a book-running manager in Chimera’s underwritten public offering of 115 million shares of its common stock, which was completed on June 28, 2010.  In connection with this offering, RCap recognized income from underwriting of $500,000.

RCap acted as a book-running manager in Chimera’s underwritten public offering of 125 million shares of its common stock, which was completed on November 5, 2010.  In connection with this offering, RCap recognized income from underwriting of $680,000.

19.           RCAP REGULATORY REQUIREMENTS

RCap is subject to regulations of the securities business that include but are not limited to trade practices, use and safekeeping of funds and securities, capital structure, recordkeeping, and conduct of directors, officers and employees.

As a self clearing, registered broker dealer, RCap is subject to the minimum net capital requirements of the Financial Industry Regulatory Authority (“FINRA”).  As of December 31, 2010 RCap had a minimum net capital requirement of $250,000 and would be required to notify FINRA if capital was to fall below the early warning threshold of $300,000.  RCap consistently operates with capital significantly in excess of its regulatory capital requirements. RCap’s regulatory net capital as defined by SEC Rule 15c3-1, as of December 31, 2010 was $168.5 million with excess net capital of $168.3 million.

20.           SUBSEQUENT EVENTS

On January 4, 2011, the Company entered into an underwriting agreement pursuant to which it sold 86,250,000 shares of its common stock for net proceeds following expenses of approximately $1.5 billion. This transaction settled on January 7, 2011.

On February 15, 2011, the Company entered into an underwriting agreement pursuant to which it sold 86,250,000 shares of its common stock for net proceeds following expenses of approximately $1.5 billion. This transaction settled on February 18, 2011.

21.           SUMMARIZED QUARTERLY RESULTS (UNAUDITED)

The following is a presentation of the quarterly results of operations for the year ended December 31, 2010.

	March 31,	June 30,	September 30,	December 31,
	2010	2010	2010	2010
Interest income	(dollars in thousands, expect per share data)
Investment securities	$653,935	$642,782	$700,964	$678,626
Securities loaned	454	860	1,261	1,422
U.S. Treasury Securities	-	40	751	2,039
Total interest income	654,389	643,682	702,976	682,087

Interest expense
Repurchase agreements	92,089	96,975	105,393	103,514
Interest rate swaps	180,838	175,535	188,636	190,098
Convertible Senior Notes	3,195	6,966	7,033	7,034
Securities borrowed	387	742	1,047	1,201
U.S. Treasury Securities sold, not yet purchased	-	24	459	2,166
Total interest expense	276,509	280,242	302,568	304,013

Net interest income	377,880	363,440	400,408	378,074

Other (loss) income
Investment advisory and service fees	12,546	13,863	15,343	16,321
Gain on sale of Mortgage-Backed Securities	46,962	39,041	61,986	33,802
Dividend income from available-for-sale equity securities	7,964	7,330	8,097	7,647
Unrealized (loss) gain on interest rate swaps	(116,732)	(593,038)	(448,253)	839,191
Net gain (loss) on trading securities	-	77	1,082	(3,510)
Income from underwriting	-	500	915	680
Total other (loss) income	(49,260)	(532,227)	(360,830)	894,131

Expenses
Distribution fees	360	-	-	-
General and administrative expenses	40,021	41,540	43,430	46,496
Total expenses	40,381	41,540	43,430	46,496

Income (loss) before loss on equity method investments and income taxes	288,239	(210,327)	(3,852)	1,225,709

Income on equity method investment	140	935	868	1,002

Income taxes (loss)	(7,314)	(8,837)	(11,076)	(8,207)

Net income	281,065	(218,229)	(14,060)	1,218,504

Dividends on preferred stock	4,625	4,625	4,515	4,268

Net income (loss) available (related) to common shareholders	$276,440	$(222,854)	$(18,575)	$1,214,236

Net income (loss) available (related) per share to common shareholders:
Basic	$0.50	$0.40	$(0.03)	$1.94
Diluted	$0.49	$0.40	$(0.03)	$1.84

Weighted average number of common shares outstanding:
Basic	554,995,092	559,700,836	611,904,518	625,138,510
Diluted	575,859,564	559,700,836	611,904,518	662,476,638

The following is a presentation of the quarterly results of operations for the year ended December 31, 2009.

	March 31,	June 30,	September 30,	December 31,
	2009	2009	2009	2009
	(dollars in thousands, expect per share data)
Interest income
Investment securities	$716,015	$710,401	$744,523	$751,560
Securities loaned	-	-	-	103
Total interest income	716,015	710,401	744,523	751,663

Interest expense
Repurchase agreements	202,066	147,516	124,653	101,632
Interest rate swaps	176,559	175,080	183,124	185,040
Securities borrowed	-	-	-	92
Total interest expense	378,625	322,596	307,777	286,764

Net interest income	337,390	387,805	436,746	464,899

Other income (loss)
Investment advisory and service fees	7,761	11,736	14,620	14,835
Gain on sale of Mortgage-Backed Securities	5,023	2,364	591	91,150
Dividend income from available-for-sale equity securities	918	3,221	5,398	7,647
Loss from Prime Broker	-	-	-	(13,613)
Unrealized gain (loss) on interest rate swaps	35,545	230,207	(128,687)	212,456
Total other income (loss)	49,247	247,528	(108,078)	312,475

Expenses
Distribution fees	428	432	478	418
General and administrative expenses	29,882	30,046	33,344	36,880
Total expenses	30,310	30,478	33,822	37,298

Income before loss on equity method investments and income taxes	356,327	604,855	294,846	740,076

Loss on equity method investment	-	-	-	252

Income taxes	6,434	7,801	9,657	10,489

Net income	349,893	597,054	285,189	729,335

Dividends on preferred stock	4,626	4,625	4,625	4,625

Net income available to common shareholders	$345,267	$592,429	$280,564	$724,710

Net income available per share to common shareholders:
Basic	$0.64	$1.09	$0.51	$1.31
Diluted	$0.63	$1.08	$0.51	$1.30

Weighted average number of common shares outstanding:
Basic	542,903,110	544,344,844	547,611,480	552,917,499
Diluted	548,551,328	550,099,709	553,376,285	559,332,320

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, State of New York.

ANNALY CAPITAL MANAGEMENT, INC.

Date: February 25, 2011	By:	/s/ Michael A. J. Farrell
Michael A. J. Farrell
Chairman, Chief Executive Officer, and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ KEVIN P. BRADY Kevin P. Brady	Director	February 25, 2011
/s/ KATHRYN F. FAGAN Kathryn F. Fagan	Chief Financial Officer and Treasurer (principal financial and accounting officer)	February 25, 2011
/s/ MICHAEL A.J. FARRELL Michael A. J. Farrell	Chairman of the Board, Chief Executive Officer, President and Director (principal executive officer)	February 25, 2011
/s/ JONATHAN D. GREEN Jonathan D. Green	Director	February 25, 2011
/s/ MICHAEL E. HAYLON Michael E. Haylon	Director	February 25, 2011
/s/ JOHN A. LAMBIASE John A. Lambiase	Director	February 25, 2011
/s/ E. WAYNE NORDBERG E. Wayne Nordberg	Director	February 25, 2011
/s/ DONNELL A. SEGALAS Donnell A. Segalas	Director	February 25, 2011
/s/ WELLINGTON DENAHAN-NORRIS Wellington Denahan-Norris	Vice Chairman of the Board, Chief Investment Officer, Chief Operating Officer and Director	February 25, 2011

II-1