Form 10-Q
period 2011-03-31
ANNALY CAPITAL MANAGEMENT INC
filed 2011-05-09
CIK 1043219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  MARCH 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      No  ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:

Class	Outstanding at May 6, 2011
Common Stock, $.01 par value	813,263,525

ANNALY CAPITAL MANAGEMENT, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I

PART I
Part I
Item 1.  Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
 (dollars in thousands, except per share and per share amounts)
	March 31, 2011 (Unaudited)	December 31, 2010(1)
ASSETS
Cash and cash equivalents	$357,012	$282,626
U.S. Treasury Securities, at fair value (including pledged assets of $1,040,443 and $660,823, respectively)	1,088,657	1,100,447
Reverse repurchase agreements, at fair value	1,348,069	1,006,163
Securities borrowed, at fair value	368,714	216,676
Agency Mortgage-Backed Securities, at fair value (including pledged assets of $83,045,860 and $67,787,023, respectively)	93,644,409	78,440,330
Agency debentures, at fair value (including pledged assets of $332,323 and $1,068,869, respectively)	414,660	1,108,261
Corporate debt	21,224	21,683
Investments with affiliates	303,713	252,863
Receivable for Investment Securities sold	320,465	151,460
Accrued interest and dividends receivable	391,356	345,250
Receivable from Prime Broker	3,272	3,272
Receivable for advisory and service fees	16,631	16,172
Intangible for customer relationships, net	8,990	9,290
Goodwill	42,030	42,030
Interest rate swaps, at fair value	8,879	2,561
Other derivative contracts, at fair value	1,539	2,607
Other assets	87,988	24,899
Total assets	$98,427,608	$83,026,590
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
U.S. Treasury Securities sold, not yet purchased, at fair value	$788,898	$909,462
Repurchase agreements	79,983,914	65,533,537
Securities loaned, at fair value	359,852	217,841
Payable for Investments Securities purchased	2,476,409	4,575,026
Payable for Investments purchased with affiliate	57,500	-
Convertible Senior Notes	600,000	600,000
Accrued interest payable	113,101	115,766
Dividends payable	498,697	404,220
Interest rate swaps, at fair value	577,150	754,439
Other derivative contracts, at fair value	-	2,446
Accounts payable and other liabilities	79,087	8,921
Total liabilities	85,534,608	73,121,658

6.00% Series B Cumulative Convertible Preferred Stock: 4,600,000 shares authorized, 1,650,047 and 1,652,047 shares issued and outstanding, respectively	39,983	40,032

Stockholders’ Equity:
7.875% Series A Cumulative Redeemable Preferred Stock: 7,412,500 authorized, issued and outstanding	177,088	177,088
Common stock, par value $.01 per share, 987,987,500 authorized, 804,350,532 and 631,594,205 issued and outstanding, respectively	8,044	6,316
Additional paid-in capital	12,119,817	9,175,245
Accumulated other comprehensive income	1,009,528	1,164,642
Accumulated deficit	(461,460)	(658,391)
Total stockholders’ equity	12,853,017	9,864,900

Total liabilities, Series B Cumulative Convertible Preferred Stock and stockholders’ equity	$98,427,608	$83,026,590

(1) Derived from the audited consolidated financial statements at December 31, 2010.

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
 (dollars in thousands, except share and per share amounts)
(Unaudited)
	For the Quarter Ended March 31, 2011	For the Quarter Ended March 31, 2010
Interest income
Investment securities	$837,880	$653,935
Securities loaned	1,343	454
U.S. Treasury Securities	4,825	-
Total interest income	844,048	654,389
Interest expense
Repurchase agreements	102,602	92,089
Interest rate swaps	206,148	180,838
Convertible Senior Notes	6,767	3,195
Securities borrowed	1,101	387
U.S. Treasury Securities sold, not yet purchased	4,986	-
Total interest expense	321,604	276,509

Net interest income	522,444	377,880
Other income (loss):
Investment advisory and service fees	17,207	12,546
Gains on sales of Mortgage-Backed Securities and agency debentures	27,185	46,962
Dividend income from available-for-sale equity securities	6,297	7,964
Unrealized gains (losses) on interest rate swaps	169,308	(116,732)
Net gains on trading securities	18,812	-
Income from underwriting	2,904	-
Total other income (loss)	241,713	(49,260)

Expenses:
Distribution fees	-	360
General and administrative expenses	51,827	40,021
Total expenses	51,827	40,381

Income before income taxes and income from equity method investment in affiliate	712,330	288,239

Income taxes	(13,575)	(7,314)

Income from equity method investment in affiliate	1,140	140

Net income	699,895	281,065

Dividends on preferred stock	4,267	4,625

Net income available to common shareholders	695,628	276,440

Net income available per share to common shareholders:
Basic	$0.92	$0.50
Diluted	$0.89	$0.49

Weighted average number of common shares outstanding:
Basic	752,413,605	554,995,092
Diluted	790,993,841	575,859,564

Net income	$699,895	$281,065
Other comprehensive loss:
Unrealized (losses) gains on available-for-sale securities	(142,227)	7,416
Unrealized gains on interest rate swaps	14,298	36,081
Reclassification adjustment for net gains included in net income	(27,185)	(46,962)
Other comprehensive loss	(155,114)	(3,465)
Comprehensive income	$544,781	$277,600
See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars in thousands, except per share data)
(Unaudited)

	Preferred Stock	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
BALANCE, DECEMBER 31, 2009	$177,088	$5,531	$7,817,454	$1,891,317	$(336,964)	$9,554,426

Net income	-	-	-	-	281,065	281,065
Other comprehensive loss	-	-	-	(3,465)	-	(3,465)
Exercise of stock options	-	1	1,057	-	-	1,058
Stock option expense and long-term compensation expense	-	-	1,171	-	-	1,171
Conversion of Series B cumulative preferred stock	-	-	16	-	-	16
Net proceeds from direct purchase and dividend reinvestment	-	65	115,453	-	-	115,518
Preferred Series A dividends declared $0.4925 per share	-	-	-	-	(3,648)	(3,648)
Preferred Series B dividends declared $0.375 per share	-	-	-	-	(977)	(977)
Common dividends declared, $0.65 per share	-	-	-	-	(363,778)	(363,778)

BALANCE, MARCH 31, 2010	$177,088	$5,597	$7,935,151	$1,887,852	$(424,302)	$9,581,386

	Preferred Stock	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
BALANCE, DECEMBER 31, 2010	$177,088	$6,316	$9,175,245	$1,164,642	$(658,391)	$9,864,900

Net income	-	-	-	-	699,895	699,895
Other comprehensive loss	-	-	-	(155,114)	-	(155,114)
Exercise of stock options	-	2	2,435	-	-	2,437
Stock option expense and long-term compensation expense	-	-	1,262	-	-	1,262
Conversion of Series B cumulative preferred stock	-	-	48	-	-	48
Net proceeds from direct purchase and dividend reinvestment	-	1	1,141	-	-	1,142
Follow-on offering net proceeds	-	1,725	2,939,686	-	-	2,941,411
Preferred Series A dividends declared $0.4925 per share	-	-	-	-	(3,648)	(3,648)
Preferred Series B dividends declared $0.375 per share	-	-	-	-	(619)	(619)
Common dividends declared, $0.62 per share	-	-	-	-	(498,697)	(498,697)

BALANCE, MARCH 31, 2011	$177,088	$8,044	$12,119,817	$1,009,528	$(461,460)	$12,853,017

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (dollars in thousands)
(Unaudited)

	For the Quarter Ended March 31, 2011	For the Quarter Ended March 31, 2010
Cash flows from operating activities:
Net income	$699,895	$281,065
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of Mortgage Backed Securities premiums and discounts, net	174,743	164,007
Amortization of intangibles	366	407
Amortization on deferred expenses	900	450
Gains on sales of Mortgage-Backed Securities and Agency debentures	(27,185)	(46,962)
Stock option and long-term compensation expense	1,262	1,171
Unrealized (gains) losses on interest rate swaps	(169,308)	116,732
Net gains on trading securities	(18,812)	-
Gain on investment with affiliate, equity method	(98)	(140)
Proceeds from repurchase agreements from Broker Dealer	302,730,166	250,140,649
Payments on repurchase agreements from Broker Dealer	(297,961,656)	(248,827,060)
Proceeds from reverse repo to Broker Dealer	56,147,084	2,727,269
Payments on reverse repo to Broker Dealer	(56,488,990)	(2,764,682)
Proceeds from securities borrowed	993,039	476,309
Payments on securities borrowed	(1,145,077)	(507,364)
Proceeds from securities loaned	1,175,210	559,552
Payments on securities loaned	(1,033,199)	(528,232)
Payments on U.S. Treasury Securities	(8,198,723)	-
Proceeds from U.S. Treasury Securities	8,123,321	-
Net payments on derivatives	(971)	-
Increase in other assets	(64,055)	(33,915)
(Increase) decrease in accrued interest and dividend receivable	(48,671)	1,746
(Increase) decrease in advisory and service fees receivable	(459)	851
Decrease in interest payable	(2,665)	(1,115)
Increase in accounts payable and other liabilities	70,166	60,286
Net cash provided by operating activities	4,956,283	1,821,024
Cash flows from investing activities:
Payments on purchases of Mortgage-Backed Securities and agency debentures	(26,657,476)	(8,995,583)
Proceeds from sales of Mortgage-Backed Securities and agency debentures	3,397,846	1,974,280
Principal payments on Mortgage-Backed Securities	5,549,651	6,190,795
Proceeds from Agency debentures called	594,246	-
Proceeds from other derivative securities	14,998	-
Principal payments on corporate debt	468	-
Payments on reverse repurchase agreements	-	(4,032,426)
Proceeds from reverse repurchase agreements	-	4,291,430
Net cash used in investing activities	(17,100,267)	(571,504)
Cash flows from financing activities:
Proceeds from repurchase agreements	65,447,646	57,522,092
Principal payments on repurchase agreements	(55,765,779)	(59,649,330)
Issuance of Convertible Senior Notes	-	582,000
Proceeds from exercise of stock options	2,437	1,058
Net proceeds from follow-on offerings	2,941,411	-
Proceeds from direct purchases and dividend reinvestments	1,142	115,518
Dividends paid	(408,487)	(419,471)
Net cash provided by (used in) financing activities	12,218,370	(1,848,133)
Net increase (decrease) in cash and cash equivalents	74,386	(598,613)
Cash and cash equivalents, beginning of period	282,626	1,504,568
Cash and cash equivalents, end of period	$357,012	$905,955
Supplemental disclosure of cash flow information:
Interest paid, including interest rate swaps	$324,269	$277,624
Taxes paid	$22,401	$5,232

Noncash investing activities:
Receivable for Investment securities sold	$320,465	$359,636
Payable for Investments Securities purchased	2,476,409	$7,498,712
Payable for Investments purchased with affiliate	$57,500	-
Net change in unrealized loss on available-for-sale securities and interest rate swaps, net of reclassification adjustment	$(155,114)	$(3,465)

Noncash financing activities:
Dividends declared, not yet paid	$498,697	$363,785
Conversion of Series B cumulative preferred stock	$48	$16

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Annaly Capital Management, Inc. (“Annaly” or the “Company”) was incorporated in Maryland on November 25, 1996.  The Company commenced its operations of purchasing and managing an investment portfolio of mortgage-backed securities on February 18, 1997, upon receipt of the net proceeds from the private placement of equity capital, and completed its initial public offering on October 14, 1997.  The Company is a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended.  Fixed Income Discount Advisory Company (“FIDAC”) is a registered investment advisor and is a wholly owned taxable REIT subsidiary of the Company.  On June 27, 2006, the Company made a majority equity investment in an affiliated investment fund (the “Fund”), which is now wholly owned by the Company. During the third quarter of 2008, the Company formed RCap Securities, Inc. (“RCap”).  RCap was granted membership in the Financial Industry Regulatory Authority (“FINRA”) on January 26, 2009, and operates as a broker-dealer.  RCap is a wholly owned taxable REIT subsidiary of the Company.  On October 31, 2008, the Company acquired Merganser Capital Management, Inc. (“Merganser”).  Merganser is a registered investment advisor and is a wholly owned taxable REIT subsidiary of the Company. In 2010, the Company established Shannon Funding LLC (“Shannon”), which provides warehouse financing to residential mortgage originators in the United States.  In 2010, the Company also established Charlesfort Capital Management LLC (“Charlesfort”), which engages in corporate middle market lending transactions.

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

Prior year amounts for interest expense on interest rate swaps were reclassified from interest expense to conform to the current year presentation on the Consolidated Statement of Operations and Comprehensive Income. Additionally, prior year amounts for Proceeds from sale of agency debentures and Payments on purchases of agency debentures were reclassified to Proceeds from sales of Mortgage-Backed Securities and agency debentures and Payments on purchases of Mortgage-Backed Securities and agency debentures, respectively, on the Consolidated Statement of Cash Flows.

Cash and Cash Equivalents - Cash and cash equivalents include cash on hand and cash held in money market funds on an overnight basis.

Reverse Repurchase Agreements - The Company may invest its daily available cash balances via reverse repurchase agreements to provide additional yield on its assets.  These investments will typically be recorded as short term investments and will generally mature daily.  Reverse repurchase agreements are recorded at cost and are collateralized by mortgage-backed securities pledged by the counterparty to the agreement.  Reverse repurchase agreements entered into by RCap are part of the subsidiary’s daily matched book trading activity.  These reverse repurchase agreements are recorded on trade date at the contract amount, are collateralized by mortgage-backed securities and generally mature within 90 days.  Margin calls are made by RCap as appropriate based on the daily valuation of the underlying collateral versus the contract price.  RCap generates income from the spread between what is earned on the reverse repurchase agreements and what is paid on the matched repurchase agreements.  Cash flows related to RCap’s matched book activity are included in cash flows from operating activities. Reverse repurchase agreements entered into by the Company are included in cash flows from investing activities.

Securities borrowed and loaned transactions – RCap records securities borrowed and loaned transactions at the fair value. Securities borrowed transactions require RCap to provide the counterparty with collateral in the form of cash or other securities. RCap receives collateral in the form of cash or other securities for securities loaned transactions. For these transactions, the fees received or paid by RCap are recorded as interest income or expense. On a daily basis, market value changes of securities borrowed or loaned against may require counterparties to deposit additional collateral or RCap to return collateral pledged, when appropriate.

U.S. Treasury Securities - During the second quarter 2010, RCap commenced trading U.S. Treasury securities for its proprietary portfolio, which consists of long and short positions on U.S. Treasury bills, notes, and bonds. U.S. Treasury securities are classified as trading investments and are recorded on trade date at cost. Changes in fair value are reflected in the Company’s consolidated statements of operations. U.S. Treasury bills trade at a discount to par with the difference between proceeds received upon maturity and purchase price recognized as interest income in the Company’s consolidated statements of operations. Interest income on U.S. Treasury notes and bonds is accrued based on the outstanding principal amount of those investments and their contractual terms.  Premiums and discounts associated with the purchase of the U.S. Treasury notes and bonds are amortized into interest income over the projected lives of the securities using the interest method.

Mortgage-Backed Securities and Agency Debentures – The Company invests primarily in mortgage pass-through certificates, collateralized mortgage obligations and other mortgage-backed securities representing interests in or obligations backed by pools of mortgage loans, and certificates guaranteed by Ginnie Mae , Freddie Mac or Fannie Mae (collectively, “Agency Mortgage-Backed Securities”).  The Company also invests in Agency debentures issued by Federal Home Loan Bank (“FHLB”), Freddie Mac, and Fannie Mae.

Investment Securities –Agency Mortgage-Backed Securities, Agency debentures, and corporate debt are referred to herein as “Investment Securities.”  The Company classifies its Investment Securities as either trading investments, available-for-sale investments or held-to-maturity investments.  Although the Company generally intends to hold most of its Investment Securities until maturity, it may, from time to time, sell any of its Investment Securities as part of its overall management of its portfolio.  Investment Securities classified as available-for-sale are reported at estimated fair value, based on fair values obtained and compared to independent sources, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity.  Investment Securities transactions are recorded on the trade date.  Realized gains and losses on sales of Investment Securities are determined using the specific identification method.

The Company’s investment in Chimera Investment Corporation (“Chimera”) is accounted for as available-for-sale equity securities.  The Company’s investment in CreXus Investment Corp. (“CreXus”) is accounted for under the equity method.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  The Company determines if it (1) has the intent to sell the Investment Securities, (2) is more likely than not that it will be required to sell the securities before recovery, or (3) does not expect to recover the entire amortized cost basis of the Investment Securities.  Further, the security is analyzed for credit loss (the difference between the present value of cash flows expected to be collected and the amortized cost basis).  The credit loss, if any, will then be recognized in the consolidated statement of operations, while the balance of losses related to other factors will be recognized in other comprehensive income (“OCI”).  There was no other-than-temporary impairment for the quarters ended March 31, 2011 and 2010.

The estimated fair value of available-for-sale debt and equity securities, U.S. Treasury securities, U.S. Treasury securities sold, not yet purchased, receivable from prime broker, interest rate swaps, and futures and options contracts is equal to their carrying value presented in the consolidated statements of financial condition.  Cash and cash equivalents, reverse repurchase agreements, securities borrowed, receivable for Agency Mortgage-Backed Securities sold, accrued interest and dividends receivable, receivable for advisory and service fees, repurchase agreements with maturities shorter than one year, payable for investments purchased, securities loaned, dividends payable, accounts payable and other liabilities, and accrued interest payable, generally approximates fair value at March 31, 2011 due to the short term nature of these financial instruments.  The estimated fair value of long term structured repurchase agreements is reflected in Note 9 to the consolidated financial statements.  The estimated fair value of Convertible Senior Notes is reflected in Note 11 to the consolidated financial statements.

Interest income is accrued based on the outstanding principal amount of the Investment Securities and their contractual terms.  Premiums and discounts associated with the purchase of the Investment Securities are amortized into interest income over the projected lives of the securities using the interest method.  The Company’s policy for estimating prepayment speeds for calculating the effective yield is to evaluate historical performance, consensus prepayment speeds, and current market conditions.  Dividend income on available-for-sale equity securities is recorded on declaration date on an accrual basis.

Derivative Financial Instruments/Hedging Activity - Prior to the fourth quarter of 2008, the Company designated interest rate swaps as cash flow hedges, whereby the swaps were recorded at fair value on the statements of financial condition as assets and liabilities with any changes in fair value recorded in OCI.  In a cash flow hedge, a swap would exactly match the pricing date of the relevant repurchase agreement.  Through the end of the third quarter of 2008 the Company continued to be able to effectively match the swaps with the repurchase agreements, therefore entering into effective hedge transactions.  However, due to the volatility of the credit markets, it was no longer practical to match the pricing dates of both the swaps and the repurchase agreements.

As a result, the Company voluntarily discontinued hedge accounting after the third quarter of 2008 through a combination of de-designating previously defined hedge relationships and not designating new contracts as cash flow hedges.  The de-designation of cash flow hedges requires that the net derivative gain or loss related to the discontinued cash flow hedge continue to be reported in accumulated OCI, unless it is probable that the forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter.  The Company continues to hold repurchase agreements in excess of swap contracts and has no indication that interest payments on the hedged repurchase agreements are in jeopardy of discontinuing.  Therefore, the deferred losses related to these derivatives that have been de-designated will not be recognized immediately and will remain in OCI. These losses are reclassified into earnings during the contractual terms of the swap agreements starting as of October 1, 2008.  Changes in the unrealized gains or losses on the interest rate swaps subsequent to September 30, 2008 are reflected in the Company’s statements of operations.

RCap enters into U.S Treasury, Eurodollar, and federal funds futures and options contracts for speculative or hedging purposes. RCap maintains a margin account which is settled daily with futures and options commission merchants. Changes in the unrealized gains or losses on the futures and options contracts are reflected in the Company’s statements of operations.

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

Repurchase Agreements - The Company finances the acquisition of its Agency Mortgage-Backed Securities and Agency debentures through the use of repurchase agreements.  Repurchase agreements are treated as collateralized financing transactions and are carried at their contractual amounts, including accrued interest, as specified in the respective agreements.   Reverse repurchase agreements and repurchase agreements with the same counterparty and the same maturity are presented net in the statements of financial condition when the terms of the agreements permit netting.

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

The provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes, clarify the accounting for uncertainty in income taxes recognized in financial statements and prescribe a recognition threshold and measurement attribute for tax positions taken or expected to be taken on a tax return. FASB ASC 740 also requires that interest and penalties related to unrecognized tax benefits be recognized in financial statements. The Company does not have any unrecognized tax benefits that would affect its financial position.  Thus, no accruals for penalties and interest were necessary as of March 31, 2011.

Use of Estimates - The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  All assets classified as trading or available-for-sale and interest rate swaps are reported at their estimated fair value, based on market prices.  The Company’s policy is to obtain fair values from one or more independent sources.  Fair values from independent sources are compared to internal prices for reasonableness.  Actual results could differ from those estimates.

Goodwill and Intangible Assets - The Company’s acquisitions of FIDAC and Merganser were accounted for using the purchase method.  Under the purchase method, net assets and results of operations of acquired companies are included in the consolidated financial statements from the date of acquisition. In addition, the costs of FIDAC and Merganser were allocated to the assets acquired, including identifiable intangible assets, and the liabilities assumed based on their estimated fair values at the date of acquisition. The excess of purchase price over the fair value of the net assets acquired was recognized as goodwill.  Goodwill and intangible assets are periodically (but not less frequently than annually) reviewed for potential impairment.  Intangible assets with an estimated useful life are expected to amortize over a 10.2 year weighted average time period.  During the quarters ended March 31, 2011 and 2010, there were no impairment losses.

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

A Summary of Recent Accounting Pronouncements Follows:

Assets

Receivables (ASC 310)

In July 2010, FASB released ASU 2010-20, which provides greater transparency and addresses disclosures about the credit quality of financing receivables and the allowance for credit losses.  The purpose of this update is to provide greater transparency regarding the allowance for credit losses and the credit quality of financing receivables as well as to assist in the assessment of credit risk exposures and evaluation of the adequacy of allowances for credit losses.  Additional disclosures must be provided on a disaggregated basis.  The update defines two levels of disaggregation – portfolio segment and class of financing receivable.  Additionally, the update requires disclosure of credit quality indicators, past due information and modifications of financing receivables.   The update is not applicable to mortgage banking activities (loans originated or purchased for resale to investors); derivative instruments such as debt securities;  a transferor’s interest in securitization transactions accounted for as sales under ASC 860; and purchased beneficial interests in securitized financial assets.  This update was effective for the Company for interim or annual periods ending on or after December 15, 2010.  This update had no material effect on the Company’s consolidated financial statements.

Broad Transactions

Fair Value Measurements and Disclosures (ASC 820)

In January 2010, FASB issued guidance (ASU 2010-06) which increased disclosure regarding the fair value of assets.  The key provisions of this guidance include the requirement to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 including a description of the reason for the transfers.  Previously this was only required of transfers between Level 2 and Level 3 assets.  Further, reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities; a class is potentially a subset of the assets or liabilities within a line item in the statement of financial position.  Additionally, disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements are required for either Level 2 or Level 3 assets.  This portion of the guidance was effective for the Company on January 1, 2010. The guidance also requires disclosure on any Level 3 assets presents information about purchases, sales, issuances and settlements.  In other words, Level 3 assets are presented on a gross basis rather than as one net number.  This last portion of the guidance was effective for the Company January 1, 2011.  As this guidance solely relates to disclosures, adoption of this guidance had no effect on the Company’s consolidated financial statements.

Subsequent Events (ASC 855)

ASC 855 provides general standards governing accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued.

In February 2010, FASB issued ASU 2010-09 as an amendment to ASC 855.  This update eliminates the requirement to provide a specific date through which subsequent events were evaluated.  This update was issued to alleviate potential conflicts between ASC 855 and SEC reporting requirements.  The update was effective upon issuance and had no material effect on the Company’s consolidated financial statements.

Transfers and Servicing (ASC 860)

In April 2011, FASB issued ASU 2011-03 regarding repurchase agreements.  In a typical repurchase agreement transaction, an entity transfers financial assets to a counterparty in exchange for cash with an agreement for the counterparty to return the same or equivalent financial assets for a fixed price in the future.  Previous to this update, one of the factors in determining whether sale treatment could be used was whether the transferor maintained effective control of the transferred assets and in order to do so, the transferor must have the ability to repurchase such assets. Based on this update, the Board concluded that the assessment of effective control should focus on a transferor’s contractual rights and obligations with respect to transferred financial assets, rather than whether the transferor has the practical ability to perform in accordance with those rights or obligations.  Therefore, this update removes the transferor’s ability criterion from consideration of effective control.  This update is effective for the first interim or annual period beginning on or after December 15, 2011.  As the Company records repurchase agreements as secured borrowings and not sales, this update will have no effect on the Company’s consolidated financial statements.

2.	MORTGAGE-BACKED SECURITIES

The following tables present the Company’s available-for-sale Mortgage-Backed Securities portfolio as of March 31, 2011 and December 31, 2010 which were carried at their fair value:

March 31, 2011	Freddie Mac	Fannie Mae	Ginnie Mae	Total Agency Mortgage-Backed Securities
	(dollars in thousands)
Mortgage-Backed
Securities, gross	$24,841,332	$63,995,911	$933,685	$89,770,928
Unamortized discount	(13,481)	(17,900)	(403)	(31,784)
Unamortized premium	630,435	2,269,137	32,462	2,932,034
Amortized cost	25,458,286	66,247,148	965,744	92,671,178

Gross unrealized gains	538,694	1,155,997	30,322	1,725,013
Gross unrealized losses	(147,971)	(599,647)	(4,164)	(751,782)

Estimated fair value	$25,849,009	$66,803,498	$991,902	$93,644,409

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value

Adjustable rate	$10,449,351	$358,251	$(13,352)	$10,794,250

Fixed rate	82,221,827	1,366,762	(738,430)	82,850,159

Total	$92,671,178	$1,725,013	$(751,782)	$93,644,409

December 31, 2010	Freddie Mac	Fannie Mae	Ginnie Mae	Total Agency Mortgage-Backed Securities
	(dollars in thousands)
Mortgage-Backed
Securities, gross	$19,846,543	$54,341,140	$824,029	$75,011,712
Unamortized discount	(14,651)	(18,329)	(403)	(33,383)
Unamortized premium	517,507	1,795,116	26,200	2,338,823
Amortized cost	20,349,399	56,117,927	849,826	77,317,152

Gross unrealized gains	463,471	1,211,324	29,408	1,704,203
Gross unrealized losses	(140,027)	(438,918)	(2,080)	(581,025)

Estimated fair value	$20,672,843	$56,890,333	$877,154	$78,440,330

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(dollars in thousands)
Adjustable rate	$10,954,627	$257,822	$(75,440)	$11,137,009

Fixed rate	66,362,525	1,446,381	(505,585)	67,303,321

Total	$77,317,152	$1,704,203	$(581,025)	$78,440,330

Actual maturities of Agency Mortgage-Backed Securities are generally shorter than stated contractual maturities because actual maturities of Agency Mortgage-Backed Securities are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.  The following table summarizes the Company’s Agency Mortgage-Backed Securities on March 31, 2011 and December 31, 2010 according to their estimated weighted-average life classifications:

	March 31, 2011		December 31, 2010
	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Weighted-Average Life	(dollars in thousands)
Less than one year	$858,543	$850,274	$915,398	$901,824
Greater than one year and less than five years	66,646,319	65,137,843	59,732,123	58,321,570
Greater than or equal to five years	26,139,547	26,683,061	17,792,809	18,093,758

Total	$93,644,409	$92,671,178	$78,440,330	$77,317,152

The weighted-average lives of the Agency Mortgage-Backed Securities at March 31, 2011 and December 31, 2010 in the table above are based upon data provided through subscription-based financial information services, assuming constant principal prepayment rates to the reset date of each security.  The prepayment model considers current yield, forward yield, steepness of the yield curve, current mortgage rates, mortgage rate of the outstanding loans, loan age, margin and volatility.  The actual weighted average lives of the Agency Mortgage-Backed Securities could be longer or shorter than estimated.

The following table presents the gross unrealized losses, and estimated fair value of the Company’s Agency Mortgage-Backed Securities by length of time that such securities have been in a continuous unrealized loss position at March 31, 2011 and December 31, 2010.

	Unrealized Loss Position For: (dollars in thousands)
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

March 31, 2011	$42,331,688	$(747,653)	$153,837	$(4,129)	$42,485,525	$(751,782)

December 31, 2010	$28,608,996	$(577,096)	$166,481	$(3,929)	$28,775,477	$(581,025)

The decline in value of these securities is solely due to market conditions and not the quality of the assets.  Substantially all of the Agency Mortgage-Backed Securities are “AAA” rated or carry an implied “AAA” rating.  The investments are not considered other-than-temporarily impaired because the Company currently has the ability and intent to hold the investments to maturity or for a period of time sufficient for a forecasted market price recovery up to or beyond the cost of the investments or we are not required to sell for regulatory or other reasons.  Also, the Company is guaranteed payment of the principal amount of the securities by the government agency which created them.

During the quarter ended March 31, 2011, the Company sold $3.3 billion of Agency Mortgage-Backed Securities, resulting in a realized gain of $20.9 million.  During the quarter ended March 31, 2010, the Company sold $1.6 billion of Agency Mortgage-Backed Securities, resulting in a realized gain of $47.0 million.

3.	AGENCY DEBENTURES

At March 31, 2011, the Company owned Agency debentures with a carrying value of $414.7 million, including an unrealized loss of $3.0 million.

For the quarter ended March 31, 2011, the Company sold or had called $821.8.0 million, of Agency debentures, resulting in realized gains of $6.3 million.  For the quarter ended March 31, 2010, there were no Agency debentures sold or called.

4.	INVESTMENT WITH AFFILIATE, AVAILABLE FOR SALE EQUITY SECURITIES

All of the available-for-sale equity securities are shares of Chimera and are reported at fair value.  Chimera is externally managed by FIDAC pursuant to a management agreement.  The Company owned approximately 45.0 million shares of Chimera at a fair value of approximately $178.1 million at March 31, 2011 and approximately 45.0 million shares of Chimera at a fair value of approximately $184.9 million at December 31, 2010.  At March 31, 2011 and December 31, 2010, the investment in Chimera had an unrealized gain of $39.3 million and $46.0 million, respectively.

5.	INVESTMENT IN AFFILIATE, EQUITY METHOD

At March 31, 2011 and December 31, 2010, the Company owned approximately 13% and 25%, respectively, of CreXus and accounts for its investment using the equity method.  CreXus is externally managed by FIDAC pursuant to a management agreement.  On March 29, 2011, the Company acquired an additional 5.0 million shares of CreXus, which settled on April 1, 2011.  The quoted fair value of the Company’s investment in CreXus was $108.8 million at March 31, 2011 and $59.3 million at December 31, 2010.

6.	REVERSE REPURCHASE AGREEMENTS

At March 31, 2011, RCap had outstanding reverse repurchase agreements with non-affiliates of $1.3 billion. At December 31, 2010, RCap had outstanding reverse repurchase agreements with non-affiliates of $1.0 billion.

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

Available-for-sale-equity securities are valued based on quoted prices (unadjusted) in an active market.  Agency Mortgage-Backed Securities and interest rate swaps are valued using quoted prices for similar assets and dealer quotes.  The dealer will incorporate common market pricing methods, including a spread measurement to the Treasury curve or interest rate swap curve as well as underlying characteristics of the particular security including coupon, periodic and life caps, rate reset period and expected life of the security.  Management ensures that current market conditions are represented.  Management compares similar market transactions and comparisons to a pricing model.  The Company’s Investment Securities characteristics are as follows:
	Weighted Average Coupon on Fixed Rate Investments	Weighted Average Coupon on Adjustable Rate Investments	Weighted Average Yield on Fixed Rate Investments	Weighted Average Yield on Adjustable Rate Investments	Weighted Average Lifetime Cap on Adjustable Investments	Weighted Average Term to Next Adjustment on Adjustable Rate Investments

At March 31, 2011	4.80%	4.21%	4.19%	3.02%	10.09%	39 months

At December 31, 2010	4.92%	4.28%	4.00%	3.04%	10.16%	39 months

The classification of assets and liabilities by level remains unchanged at March 31, 2011, when compared to the year ended December 31, 2010.  The Company’s financial assets and liabilities carried at fair value on a recurring basis are valued as follows:

	Level 1	Level 2	Level 3
At March 31, 2011	(dollars in thousands)
Assets:
Mortgage-Backed Securities	$-	$93,644,409	-
Agency debentures	-	414,660	-
Available-for-sale-equity securities	178,132	-	-
U.S. Treasury Securities	1,088,657	-	-
Securities borrowed	-	368,714	-
Interest rate swaps	-	8,879	-
Other derivative contracts	-	1,539	-
Liabilities:
Interest Rate swaps	-	577,150	-
U.S. Treasury securities sold, not yet purchased	788,898	-	-
Securities loaned	-	359,852	-

	Level 1	Level 2	Level 3
At December 31, 2010	(dollars in thousands)
Assets:
Mortgage-Backed Securities	$-	$78,440,330	$-
Agency debentures	-	1,108,261	-
Available for sale equity securities	184,879	-	-
U.S. Treasury securities	1,100,447	-	-
Securities borrowed	-	216,676	-
Interest rate swaps	-	2,561	-
Other derivative contracts	2,607	-	-
Liabilities:
Interest rate swaps	-	754,439	-
U.S. Treasury securities sold, not yet purchased	909,462	-	-
Securities loaned	-	217,841	-
Other derivative contracts	-	2,446	-

9.	REPURCHASE AGREEMENTS

The Company had outstanding $80.0 billion and $65.5 billion of repurchase agreements with weighted average borrowing rates of 1.63% and 1.84%, after giving effect to the Company’s interest rate swaps, and weighted average remaining maturities of 120 days and 127 days as of March 31, 2011 and December 31, 2010, respectively.  Investment Securities and U.S. Treasury Securities pledged as collateral under these repurchase agreements and interest rate swaps had an estimated fair value of $84.4 billion at March 31, 2011 and $69.5 billion at December 31, 2010.

At March 31, 2011 and December 31, 2010, the repurchase agreements had the following remaining maturities:

	March 31, 2011	December 31, 2010
	(dollars in thousands)
1 day	$11,227,191	-
2 to 29 days	21,973,216	$32,669,341
30 to 59 days	15,136,294	13,767,522
60 to 89 days	4,504,540	4,776,597
90 to 119 days	12,921,297	6,068,376
Over 120 days	14,221,376	8,251,701
Total	$79,983,914	$65,533,537

The Company did not have an amount at risk greater than 10% of the equity of the Company with any counterparty as of March 31, 2011 or December 31, 2010.

           The Company has entered into structured term repurchase agreements which provide the counterparty with the right to call the balance prior to maturity date.  These repurchase agreements totaled $5.2 billion and the fair value of the option to call was ($256.5 million) at March 31, 2011.  The repurchase agreements totaled $5.9 billion and the fair value of the option to call was ($313.2 million) at December 31, 2010.  Management has determined that the call option is not required to be bifurcated as it is deemed clearly and closely related to the debt instrument, therefore the fair value of the option is not recorded in the consolidated financial statements.

The structured term repurchase agreements are modeled and priced as pay fixed versus receive floating interest rate swaps whereby the fixed receiver has the option to cancel the swap after an initial lockout period. Therefore, the structured term repurchase agreements are priced as a combination of an interest rate swaps with an embedded call options.

Additionally, as of March 31, 2011 and December 31, 2010, the Company has entered into a repurchase agreement with a term of over one year.  The amount of the repurchase agreement is $700 million and $500 million and it has an estimated fair value of $710.7 and $513.3 million as of March 31, 2011 and December 31, 2010, respectively.

The Company reports cash flows on repurchase agreements as financing activities in the Statements of Cash Flows.  RCap reports cash flows on repurchase agreements as financing activities in the Statements of Cash Flows.

10.	DERIVATIVE INSTRUMENTS

In connection with the Company’s interest rate risk management strategy, the Company economically hedges a portion of its interest rate risk by entering into derivative financial instrument contracts.  As of March 31, 2011, such instruments are comprised of interest rate swaps, which in effect modify the cash flows on repurchase agreements.  The use of interest rate swaps creates exposure to credit risk relating to potential losses that could be recognized if the counterparties to these instruments fail to perform their obligations under the contracts.  In the event of a default by the counterparty, the Company could have difficulty obtaining its Agency Mortgage-Backed Securities pledged as collateral for swaps.  The Company does not anticipate any defaults by its counterparties.

The purpose of the swaps is to mitigate the risk of rising interest rates that affect the Company’s cost of funds.

The location and fair value of the Company’s interest rate swaps reported in the Consolidated Statements of Financial Condition as of March 31, 2011 are as follows:

	Location on Statements of Financial Condition	Notional Amount	Net Estimated Fair Value/Carrying Value
		(dollars in thousands)
March 31, 2011	Assets	$1,350,000	$8,879
March 31, 2011	Liabilities	$32,079,350	($577,150)
December 31, 2010	Assets	$200,000	$2,561
December 31, 2010	Liabilities	$26,882,460	($754,439)

The effect of the Company’s interest rate swaps on the Statements of Operations and Comprehensive Income is as follows:

	Location on Statements of Operations and Comprehensive Income
	Interest Expense	Unrealized Gains (Losses) on Interest Rate Swaps
	(dollars in thousands)
For the Quarter Ended March 31, 2011	$206,148	$169,308
For the Quarter Ended March 31, 2010	$180,838	$(116,732)

The weighted average pay rate at March 31, 2011 was 2.92% and the weighted average receive rate was 0.28%.  The weighted average pay rate at March 31, 2010 was 3.66% and the weighted average receive rate was 0.24%.  Without netting the market value of the swaps by dealer at March 31, 2011, the gross unrealized loss on interest rate swaps was $687.2 million, with a notional amount of $24.2 billion, and the gross unrealized gain on interest rate swaps was $119.0 million, with a notional amount of $9.3 billion.  Without netting the market value of the swaps by dealer at December 31, 2010, the gross unrealized loss on interest rate swaps was $820.0 million, with a notional amount of $23.2 billion, and the gross unrealized gain on interest rate swaps was $68.2 million, with a notional amount of $3.9 billion.

In connection with RCap’s proprietary trading activities, it has entered into U.S. Treasury, Eurodollar, and federal funds futures and options contracts for speculative or hedging purposes. RCap invests in futures and options contracts for economic hedging purposes to reduce exposure to changes in yields of its U.S Treasury securities and for speculative purposes to achieve capital appreciation.  The use of futures and options contracts creates exposure to credit risk relating to potential losses that could be recognized if the counterparties to these instruments fail to perform their obligations under the contracts.  RCap executes these trades through an independent futures and options broker dealer.

11.	CONVERTIBLE SENIOR NOTES

During the quarter ended March 31, 2010, Company issued $600.0 million in aggregate principal amount of its 4% convertible senior notes due 2015 (“Convertible Senior Notes”) for net proceeds following underwriting expenses of approximately $582.0 million.  Interest on the Convertible Senior Notes is paid semi-annually at a rate of 4% per year and the Convertible Senior Notes will mature on February 15, 2015 unless earlier repurchased or converted.  The Convertible Senior Notes are convertible into shares of Common Stock at an initial conversion rate and conversion rate at March 31, 2011 of 46.6070 and 56.0338 shares of Common Stock per $1,000 principal amount of Convertible Senior Notes, which is equivalent to an initial conversion price of approximately $21.4560 and $17.8464 per share of Common Stock, respectively, subject to adjustment in certain circumstances.  The market value at March 31, 2011 and December 31, 2010 was $701.7 million and $699.2 million, respectively, based on closing price

12.	PREFERRED STOCK AND COMMON STOCK

(A)  Common Stock Issuances

On January 4, 2011 the Company entered into an agreement pursuant to which it sold 86,250,000 shares of its common stock for net proceeds following expenses of approximately $1.47 billion. This transaction settled on January 7, 2011.  On February 15, 2011 the Company entered into an agreement pursuant to which it sold 86,250,000 shares of its common stock for net proceeds following expenses of approximately $1.47 billion. This transaction settled on February 18, 2011.

During the quarter ended March 31, 2011, 183,343 options were exercised for an aggregate exercise price of $2.5 million, and 3,876 shares were granted under the Long-Term Stock Incentive Plan, or Incentive Plan.

During the quarter ended March 31, 2011, 2,000 shares of Series B Preferred Stock were converted into 5,313 shares of common stock, respectively.

During the quarter ended March 31, 2011, the Company raised $1.1 million by issuing 63,795 shares through the Direct Purchase and Dividend Reinvestment Program.

On July 13, 2010 the Company entered into an agreement pursuant to which it sold 60,000,000 shares of its common stock for net proceeds following expenses of approximately $1.0 billion. This transaction settled on July 19, 2010.

(B) Preferred Stock

At March 31, 2011 and December 31, 2010, the Company had issued and outstanding 7,412,500 shares of Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”), with a par value $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The Series A Preferred Stock must be paid a dividend at a rate of 7.875% per year on the $25.00 liquidation preference before the common stock is entitled to receive any dividends. The Series A Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not declared) exclusively at the Company's option commencing on April 5, 2009 (subject to the Company's right under limited circumstances to redeem the Series A Preferred Stock earlier in order to preserve its qualification as a REIT). The Series A Preferred Stock is senior to the Company's common stock and is on parity with the Series B Preferred Stock with respect to dividends and distributions, including distributions upon liquidation, dissolution or winding up. The Series A Preferred Stock generally does not have any voting rights, except if the Company fails to pay dividends on the Series A Preferred Stock for six or more quarterly periods (whether or not consecutive). Under such circumstances, the Series A Preferred Stock, together with the Series B Preferred Stock, will be entitled to vote to elect two additional directors to the Board, until all unpaid dividends have been paid or declared and set apart for payment. In addition, certain material and adverse changes to the terms of the Series A Preferred Stock cannot be made without the affirmative vote of holders of at least two-thirds of the outstanding shares of Series A Preferred Stock and Series B Preferred Stock. Through March 31, 2011, the Company had declared and paid all required quarterly dividends on the Series A Preferred Stock.

At March 31, 2011 and December 31, 2010, the Company had issued and outstanding 1,650,047 and 1,652,047, respectively, shares of Series B Cumulative Convertible Preferred Stock (“Series B Preferred Stock”), with a par value $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The Series B Preferred Stock must be paid a dividend at a rate of 6% per year on the $25.00 liquidation preference before the common stock is entitled to receive any dividends.

The Series B Preferred Stock is not redeemable. The Series B Preferred Stock is convertible into shares of common stock at a conversion rate that adjusts from time to time upon the occurrence of certain events, including if the Company distributes to its common shareholders in any calendar quarter cash dividends in excess of $0.11 per share. Initially, the conversion rate was 1.7730 shares of common shares per $25 liquidation preference.   At March 31, 2011, the conversion ratio was 2.7329 shares of common stock per $25 liquidation preference.  Commencing April 5, 2011, the Company has the right in certain circumstances to convert each Series B Preferred Stock into a number of common shares based upon the then prevailing conversion rate. The Series B Preferred Stock is also convertible into common shares at the option of the Series B preferred shareholder at anytime at the then prevailing conversion rate. The Series B Preferred Stock is senior to the Company's common stock and is on parity with the Series A Preferred Stock with respect to dividends and distributions, including distributions upon liquidation, dissolution or winding up. The Series B Preferred Stock generally does not have any voting rights, except if the Company fails to pay dividends on the Series B Preferred Stock for six or more quarterly periods (whether or not consecutive). Under such circumstances, the Series B Preferred Stock, together with the Series A Preferred Stock, will be entitled to vote to elect two additional directors to the Board, until all unpaid dividends have been paid or declared and set apart for payment. In addition, certain material and adverse changes to the terms of the Series B Preferred Stock cannot be made without the affirmative vote of holders of at least two-thirds of the outstanding shares of Series B Preferred Stock and Series A Preferred Stock. Through December 31, 2010, the Company had declared and paid all required quarterly dividends on the Series B Preferred Stock.  During the quarter ended March 31, 2011, 2,000 shares of Series B Preferred Stock were converted into 5,313 shares of common stock.

 (C) Distributions to Shareholders

During the quarter ended March 31, 2011, the Company declared dividends to common shareholders totaling $498.7 million or $0.62 per share, which were paid to shareholders on April 27, 2011.  During the quarter ended March 31, 2011, the Company declared dividends to Series A Preferred shareholders totaling approximately $3.6 million or $0.4925 per share, and Series B shareholders totaling approximately $619 thousand or $0.375 per share, which were paid to preferred shareholders on March 31, 2011.

During the quarter ended March 31, 2010, the Company declared dividends to common shareholders totaling $363.8 million or $0.65 per share, which was paid to shareholders on April 29, 2010.  During the quarter ended March 31, 2010, the Company declared dividends to Series A Preferred shareholders totaling approximately $3.6 million or $0.4925 per share, and Series B shareholders totaling approximately $1.0 million or $0.375 per share, which were paid to preferred shareholders on March 31, 2010.

13.	NET INCOME PER COMMON SHARE

The following table presents a reconciliation of the net income and shares used in calculating basic and diluted earnings per share for the quarters ended March 31, 2011 and 2010.

	For the Quarters Ended
	March 31, 2011	March 31, 2010
Net income	$699,895	$281,065
Less: Preferred stock dividends	4,267	4,625
Net income available to common shareholders, prior to adjustment for dilutive potential common shares, if necessary	$695,628	$276,440
Add: Preferred Series B dividends, if Series B shares are dilutive	619	976
Add: Interest on Convertible Senior Notes, if Notes are dilutive	6,000	3,195
Net income available to common shareholders, as adjusted	$702,247	$280,611

Weighted average shares of common stock outstanding-basic	752,414	554,995
Add: Effect of dilutive stock options	451	224
Add: Series B Cumulative Convertible Preferred Stock	4,509	6,293
Add: Convertible Senior Notes	33,620	14,347
Weighted average shares of common stock outstanding-diluted	790,994	575,859

Options to purchase 565,000 shares of common stock, were outstanding and considered anti-dilutive as their exercise price exceeded the average stock price for the quarter ended March 31, 2011. Options to purchase 566,000 shares of common stock, were outstanding and considered anti-dilutive as their exercise price exceeded the average stock price for the quarter ended March 31, 2010.

14.	LONG-TERM STOCK INCENTIVE PLANS

The Company had adopted a long term stock incentive plan for executive officers, key employees and non-employee directors (the “Incentive Plan”).  The Incentive Plan authorized the Compensation Committee of the board of directors to grant awards, including non-qualified options as well as incentive stock options as defined under Section 422 of the Code.  The Incentive Plan authorized the granting of options or other awards for an aggregate of the greater of 500,000 shares or 9.5% of the diluted outstanding shares of the Company’s common stock, up to ceiling of 8,932,921 shares.  No further awards will be made under the Incentive Plan, although existing awards will remain effective.  Stock options were issued at the market price on the date of grant, subject to an immediate or four year vesting in four equal installments with a contractual term of 5 or 10 years.  The grant date fair value is calculated using the Black-Scholes option valuation model.

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

	For the Quarter ended
	March 31, 2011		March 31, 2010
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding at the beginning of quarter	6,891,975	$15.20	7,271,503	$15.20
Exercised	(183,343)	13.29	(90,247)	11.72
Forfeited	-	-	-	-
Expired	-	-	-	-
Options outstanding at the end of period	6,708,632	$15.38	7,181,256	$15.24
Options exercisable at the end of the period	3,639,501	$16.30	1,769,180	$17.23

The weighted average remaining contractual term was approximately 6.3 years for stock options outstanding and approximately 5.2 years for stock options exercisable as of March 31, 2011.  As of March 31, 2011, there was approximately $7.6 million of total unrecognized compensation cost related to nonvested share-based compensation awards.  That cost is expected to be recognized over a weighted average period of 1.8 years.

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

During the quarter ended March 31, 2011, the Company’s taxable REIT subsidiaries recorded $4.1 million of income tax expense for income attributable to those subsidiaries, and the portion of earnings retained based on Code Section 162(m) limitations.  During the quarter ended March 31, 2011, the Company recorded $9.5 million of income tax expense for a portion of earnings retained based on Section 162(m) limitations.

During the quarter ended March 31, 2010, the Company’s taxable REIT subsidiaries recorded $1.3 million of income tax expense for income attributable to those subsidiaries, and the portion of earnings retained based on Code Section 162(m) limitations.  During the year ended March 31, 2010, the Company recorded $6.0 million of income tax expense for a portion of earnings retained based on Section 162(m) limitations.

The Company files tax returns in several U.S jurisdictions, including New York State and New York City. The 2010 tax year remains open to U.S. federal, state and local tax examinations.

The effective tax rates of 54% were calculated based on the Company’s estimated taxable income after dividends paid deduction and differ from the federal statutory rate as a result of state and local taxes and permanent difference pertaining to employee remuneration as discussed above.

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

Commitments

The Company has a non-cancelable lease for office space which commenced in May 2002 and expires in December 2015. Additionally, on January 1, 2011 the Company acquired additional office space. Merganser has a non-cancelable lease for office space, which commenced on May 2003 and expires in May 2014.  Merganser subleases a portion of its leased space to a subtenant.  FIDAC has a lease for office space which commenced in October 2010 and expires in February 2016. The Company’s aggregate future minimum lease payments total $10.6 million.   The following table details the lease payments.

Year Ending December	Lease Commitment	Sublease Income	Net Amount
	(dollars in thousands)
2011 (remaining)	$2,204	$127	$2,077
2012	2,939	70	2,869
2013	2,939	-	2,939
2014	2,510	-	2,510
2015	161	-	161
Later years	27	-	27
	$10,780	$197	$10,583

Contingencies

From time to time, the Company is involved in various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company’s consolidated financial statements and therefore no accrual is required as of March 31, 2011 and 2010.

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

The Company seeks to manage the extent to which net income changes as a function of changes in interest rates by matching adjustable-rate assets with variable-rate borrowings.  The Company may seek to mitigate the potential impact on net income of periodic and lifetime coupon adjustment restrictions in the portfolio of interest earning assets by entering into interest rate agreements such as interest rate caps and interest rate swaps. As of March 31, 2011 and December 31, 2010, the Company entered into interest rate swaps to pay a fixed rate and receive a floating rate of interest, with a total notional amount of $33.4 billion and $27.1 billion, respectively.

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

As a self clearing, registered broker dealer, RCap is subject to the minimum net capital requirements of the Financial Industry Regulatory Authority (“FINRA”).  As of March 31, 2011 RCap had a minimum net capital requirement of $250,000 and would be required to notify FINRA if capital was to fall below the early warning threshold of $300,000.  RCap consistently operates with capital significantly in excess of its regulatory capital requirements. RCap’s regulatory net capital as defined by SEC Rule 15c3-1, as of March 31, 2011 was $274.7 million with excess net capital of $274.4 million.

19.	SUBSEQUENT EVENTS

The Company has reviewed subsequent events occurring through the date that these consolidated financial statements were available to be issued, and determined that no subsequent events occurred that would require accrual or additional disclosure.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

Certain statements contained in this quarterly report, and certain statements contained in our future filings with the Securities and Exchange Commission (the "SEC" or the "Commission"), in our press releases or in our other public or shareholder communications may not be based on historical facts and are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements, which are based on various assumptions, (some of which are beyond our control) may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as "may," "will," "believe," "expect," "anticipate," "continue," or similar terms or variations on those terms, or the negative of those terms. Actual results could differ materially from those set forth in forward-looking statements due to a variety of factors, including, but not limited to, changes in interest rates, changes in the yield curve, changes in prepayment rates, the availability of mortgage-backed securities and other securities for purchase, the availability of financing, and, if available, the terms of any financings, changes in the market value of our assets, changes in business conditions and the general economy, changes in governmental regulations affecting our business, our ability to maintain our classification as a REIT for federal income tax purposes, and risks associated with the business of our subsidiaries, including the investment advisory businesses of our subsidiaries, including the removal by their clients of assets they manage, their regulatory requirements, and competition in the investment advisory business, and risks associated with the broker dealer business of our subsidiary. For a discussion of the risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, see our most recent Annual Report on Form 10-K and any subsequent Quarterly Reports on Form 10-Q. We do not undertake and specifically disclaim any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

All references to “we,” “us,” or “our” mean Annaly Capital Management, Inc. and all entities owned by us, except where it is made clear that the term means only the parent company.  The following defines certain of the commonly used terms in this annual report on Form 10-K:  Agency mortgage-backed securities refers to residential mortgage-backed securities that are issued or guaranteed by a federally chartered corporation, such as Fannie Mae or Freddie Mac, or an agency of the U.S. Government, such as Ginnie Mae; Investment Securities refers to Agency mortgage-backed securities, Agency debentures, corporate debt securities; and interest earning assets refers to Investment Securities, reverse repurchase agreements, securities borrowed and U.S. Treasury Securities.

Overview

We own, manage, and finance a portfolio of real estate related investments, including mortgage pass-through certificates, collateralized mortgage obligations (or CMOs), Agency callable debentures, and other securities representing interests in or obligations backed by pools of mortgage loans.  Our principal business objective is to generate net income for distribution to our stockholders from the spread between the interest income on our interest-earning assets and the costs of borrowing to finance our acquisition of interest-earning assets and from dividends we receive from our subsidiaries.  Our wholly-owned subsidiaries offer diversified real estate, asset management and other financial services.  FIDAC and Merganser are our wholly-owned taxable REIT subsidiaries that are registered investment advisors that generate advisory and service fee income.  RCap is our wholly-owned broker dealer taxable REIT subsidiary which generates fee income.  We also own an investment fund and subsidiaries engaged in corporate middle market lending transactions and proving warehouse financing to residential mortgage originators.

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

The results of our operations are affected by various factors, many of which are beyond our control.  Our results of operations primarily depend on, among other things, our net interest income, the market value of our assets and the supply of and demand for such assets.  Our net interest income, which reflects the amortization of purchase premiums and accretion of discounts, varies primarily as a result of changes in interest rates, borrowing costs and prepayment speeds, the behavior of which involves various risks and uncertainties.  Prepayment speeds, as reflected by the Constant Prepayment Rate, or CPR, and interest rates vary according to the type of investment, conditions in financial markets, competition and other factors, none of which can be predicted with any certainty.  In general, as prepayment speeds on our Agency mortgage-backed securities portfolio increase, related purchase premium amortization increases, thereby reducing the net yield on such assets.  The CPR on our Agency mortgage-backed securities portfolio averaged 17%, and 34% for the quarters ended March 31, 2011 and 2010, respectively.  Since changes in interest rates may significantly affect our activities, our operating results depend, in large part, upon our ability to effectively manage interest rate risks and prepayment risks while maintaining our status as a REIT.

           The table below provides quarterly information regarding our average balances, interest income, yield on assets,  interest expense, cost of funds, net interest income and net interest rate spreads for the quarterly periods presented.

	Average Interest Earning Assets (1)	Total Interest Income	Yield on Average Interest Earning Assets	Average Interest- Bearing Liabilities	Interest Expense	Average Cost of Funds	Net Interest Income	Net Interest Rate Spread
	(ratios for the quarters have been annualized, dollars in thousands)
Quarter Ended March 31, 2011	$89,190,290	$844,048	3.79%	$79,235,324	$321,604	1.62%	$522,444	2.17%
Quarter Ended December 31, 2010	$74,749,528	$682,087	3.65%	$67,448,046	$304,013	1.80%	$378,074	1.85%
Quarter Ended September 30, 2010	$69,242,085	$702,976	4.06%	$62,034,137	$302,568	1.95%	$400,408	2.11%
Quarter Ended June 30, 2010	$61,952,037	$643,682	4.16%	$56,190,308	$280,242	2.00%	$363,440	2.16%
Quarter Ended March 31, 2010	$61,983,900	$654,389	4.22%	$55,298,875	$276,509	2.00%	$377,880	2.22%
(1) Does not reflect unrealized gains/(losses).

The following table presents the CPR experienced on our Agency mortgage-backed securities portfolio, on an annualized basis, for the quarterly periods presented.

Quarter Ended	CPR
March 31, 2011	17%
December 31, 2010	23%
September 30, 2010	20%
June 30, 2010	32%
March 31, 2010	34%

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

In 2010, Freddie Mac and Fannie Mae began purchasing seriously delinquent mortgage loans out of securities that they currently guarantee.  The loans which they consider seriously delinquent are those loans that are more than 120 days past due.  The repurchases materially impacted the rate of principal prepayments on our Agency mortgage-backed securities guaranteed by Fannie Mae and Freddie Mac because of higher premium amortization expense, a decline in higher yielding Agency mortgage-backed securities assets and an increase in lower yielding investments.  As of March 31, 2011, we had net purchase premiums of $2.9 billion, or 3% of current par value, on our Agency mortgage-backed securities.  In addition, the U.S. Government, the Board of Governors of the Federal Reserve System, or Federal Reserve, and other governmental and regulatory bodies may take other actions in the future to address the financial crisis and recovery from the crisis.

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (or the Dodd-Frank Act).  The Dodd-Frank Act provides for new regulations on financial institutions and creates new supervisory and advisory bodies, including the new Consumer Financial Protection Bureau.  The Dodd-Frank Act tasks many agencies with issuing a variety of new regulations, including rules related to mortgage origination and servicing, securitization and derivatives.  Because a significant number of regulations under the Dodd-Frank Act have either not yet been adopted in final form or only recently implemented, it is not possible for us to predict how the Dodd-Frank Act will impact our business.

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

Interest Income:  Interest income is accrued based on the outstanding principal amount of the Investment Securities and their contractual terms.  Premiums and discounts associated with the purchase of the Investment Securities are amortized or accreted into interest income over the projected lives of the securities using the interest method.  Our policy for estimating prepayment speeds for calculating the effective yield is to evaluate historical performance, Wall Street consensus prepayment speeds, and current market conditions.  If our estimate of prepayments is incorrect, we may be required to make an adjustment to the amortization or accretion of premiums and discounts that would have an impact on income.

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

 Results of Operations:

Net Income Summary

For the quarter ended March 31, 2011, our net income was $699.9 million or $.92 basic income per average share related to common shareholders, as compared to $281.1 million net income or $0.50 basic net income per average share for the quarter ended March 31, 2010.  Net income per average share increased by $0.42 per average share available to common shareholders and total net income increased $418.8 million for the quarter ended March 31, 2011, when compared to the quarter ended March 31, 2010.  We attribute the increase in net income for the quarter ended March 31, 2011 from the quarter ended March 31, 2010 to the recording of unrealized gains on interest rate swaps of $169.3 million for the quarter ended March 31, 2011, as compared to an unrealized loss related to interest rate swaps of $116.7 million for the quarter ended March 31, 2010.  Net income also increased due to a $144.5 million increase in net interest income. Net interest income for the quarter ended March 31, 2011 was $522.4 million as compared to $377.9 million for the quarter ended March 31, 2010.

The table below presents the net income summary for the quarters ended March 31, 2011, and 2010.

Net Income Summary
(dollars in thousands, except for per share data)

	Quarter Ended March 31, 2011	Quarter Ended March 31, 2010
Interest income:
Investment securities	$837,880	$653,935
Securities loaned	1,343	454
U.S. Treasury Securities	4,825	-
Total interest income	844,048	654,389

Interest expense: Repurchase agreements	102,602	92,089
Interest rate swaps	206,148	180,838
Convertible Senior Notes	6,767	3,195
Securities borrowed	1,101	387
U.S. Treasuries Sold, not yet purchased	4,986	-
Total interest expense	321,604	276,509

Net interest income	522,444	377,880

Other income (loss):
Investment advisory and service fees	17,207	12,546
Gain on sale of Mortgage-Backed Securities and agency debentures	27,185	46,962
Dividend income from available-for-sale equity securities	6,297	7,964
Unrealized gains (losses) on interest rate swaps	169,308	(116,732)
Net gains on trading securities	18,812	-
Income from underwriting	2,904	-
Total other income (loss)	241,713	(49,260)

Expenses:
Distribution fees	-	360
General and administrative expenses	51,827	40,021
Total expenses	51,827	40,381

Income before income taxes and income from equity method investment in affiliate	712,330	288,239

Income taxes	(13,575)	(7,314)

Income from equity method investment in affiliate	1,140	140

Net income	699,895	281,065

Dividends on preferred stock	4,267	4,625

Net income available to common shareholders	$695,628	$276,440

Weighted average number of basic common shares outstanding	752,413,605	554,995,092
Weighted average number of diluted common shares outstanding	790,993,841	575,859,564

Basic net income per average common share	$0.92	$0.50
Diluted net income per average common share	$0.89	$0.49

Average total assets	$90,727,103	$71,047,676
Average equity	$11,398,966	$9,631,012

Return on average total assets	3.09%	1.58%
Return on average equity	24.56%	11.67%

Interest Income and Average Earning Asset Yield

We had average interest earning assets of $89.1 billion and $62.0 billion for the quarters ended March 31, 2011 and March 31, 2010, respectively. While our average interest earning assets increased period-over-period by $27.1 million, the yield on our average interest earning assets decreased from 4.22% at March 31, 2010 to 3.79% at March 31, 2011. Additionally, the prepayment speeds decreased to an average of 17% CPR for the quarter ended March 31, 2011 from an average of 34% for the quarter ended March 31, 2010. The positive impact of the increase in average interest earning assets and decrease in prepayment speeds exceeded the negative impact of the 43 basis point decrease in yield on average interest earning assets, resulting in a $189.7 million increase in interest income.

Interest Expense and the Cost of Funds

Our largest expense is the cost of borrowed funds.  We had average borrowed funds of $79.2 billion and total interest expense of $321.6 million for the quarter ended March 31, 2011.  We had average borrowed funds of $55.3 billion and total interest expense, including interest rate swaps,  of $276.5 million for the quarter ended March 31, 2010.  Our average cost of funds was 1.62% for the quarter ended March 31, 2011 and 2.00% for the quarter ended March 31, 2010. The cost of funds rate decreased by 38 basis points and the average borrowed funds increased by $23.9 billion for the quarter ended March 31, 2011, when compared to the quarter ended March 31, 2010. Interest expense for the quarter ended March 31, 2011 increased by $45.1 million when compared to the quarter ended March 31, 2010, due to the increase in interest-bearing liabilities.  Our average cost of funds was 1.36% above average one-month LIBOR and 1.16% above average six-month LIBOR for the quarter ended March 31, 2011.

The table below shows our average borrowed funds and average cost of funds as compared to average one-month and average six-month LIBOR for the quarters ended March 31, 2011, the year ended December 31, 2010 and four quarters in 2010.

Average Cost of Funds
(Quarterly ratios have been annualized, dollars in thousands)
	Average Borrowed Funds	Borrowed Funds at Period End	Interest Expense	Average Cost of Funds	Average One- Month LIBOR	Average Six- Month LIBOR	Average One-Month LIBOR Relative to Average Six- Month LIBOR	Average Cost of Funds Relative to Average One-Month LIBOR	Average Cost of Funds Relative to Average Six-Month LIBOR
For the Quarter Ended March 31, 2011	$79,235,324	$81,732,664	$321,604	1.62%	0.26%	0.46%	(0.20%)	1.36%	1.16%
For the Year Ended December 31, 2010	$60,242,842	$67,260,840	$1,163,332	1.93%	0.27%	0.52%	(0.25%)	1.66%	1.41%
For the Quarter Ended December 31, 2010	$67,448,046	$67,260,840	$304,013	1.80%	0.26%	0.45%	(0.19%)	1.54%	1.35%
For the Quarter Ended September 30, 2010	$62,034,137	$62,583,593	$302,568	1.95%	0.29%	0.59%	(0.30%)	1.66%	1.36%
For the Quarter Ended June 30, 2010	$56,190,308	$57,255,284	$280,242	2.00%	0.32%	0.63%	(0.31%)	1.68%	1.37%
For the Quarter Ended March 31, 2010	$55,298,875	$54,444,857	$276,509	2.00%	0.23%	0.40%	(0.17%)	1.77%	1.60%

Net Interest Income

Our net interest income increased by $144.5 million for the quarter ended March 31, 2011, as compared to the quarter ended March 31, 2010, because of the increase in average interest earning assets.  Our net interest rate spread for the quarter ended March 31, 2011 was 2.17%, which was 5 basis points less than the interest rate spread for the quarter ended March 31, 2010 of 2.22%.  This 5 basis point decrease in interest rate spread for first quarter of 2011 over the spread for first quarter of 2010 was the result of the decrease in average yield on average interest earning assets of 43 basis points, which was only partially offset by the decrease in the average cost of funds of 38 basis points.

The table below shows our interest income by average interest earning assets held, total interest income, yield on average interest earning assets, average balance of repurchase agreements, interest expense, average cost of funds, net interest income, and net interest rate spread for the quarter ended March 31, 2011, the year ended December 31, 2010 and four quarters in 2010.

Net Interest Income
 (Quarterly ratios have been annualized, dollars in thousands)

	Average Interest Earning Assets	Total Interest Income	Yield on Average Interest Earning Assets	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Net Interest Income	Net Interest Rate
For the Quarter Ended March 31, 2011	$89,190,290	$844,048	3.79%	$79,235,324	$321,604	1.62%	$522,444	2.17%
For the Year Ended December 31, 2010	$66,981,887	$2,683,134	4.01%	$60,242,842	$1,163,332	1.93%	$1,519,802	2.08%
For the Quarter Ended December 31, 2010	$74,749,528	$682,087	3.65%	$67,448,046	$304,013	1.80%	$378,074	1.85%
For the Quarter Ended September 30, 2010	$69,242,085	$702,976	4.06%	$62,034,137	$302,568	1.95%	$400,408	2.11%
For the Quarter Ended June 30, 2010	$61,952,037	$643,682	4.16%	$56,190,308	$280,242	2.00%	$363,440	2.16%
For the Quarter Ended March 31, 2010	$61,983,900	$654,389	4.22%	$55,298,875	$276,509	2.00%	$377,880	2.22%

Investment Advisory and Service Fees

FIDAC and Merganser are registered investment advisors specializing in managing fixed income securities.  At March 31, 2011, FIDAC and Merganser had under management approximately $12.5 billion in net assets and $22.5 billion in gross assets, compared to $11.6 billion in net assets and $20.3 billion in gross assets at March 31, 2010. Net investment advisory and service fees for the quarters ended March 31, 2011 and 2010 totaled $17.2 million and $12.2 million, respectively, net of fees paid to third parties pursuant to distribution service agreements for facilitating and promoting distribution of shares or units to FIDAC’s clients.  Gross assets under management will vary from time to time because of changes in the amount of net assets FIDAC and Merganser manage as well as changes in the amount of leverage used by the various funds and accounts FIDAC manages.

Gains and Losses on Sales of Agency Mortgage-Backed Securities and Agency Debentures

For the quarter ended March 31, 2011, we disposed of Agency Mortgage-Backed Securities and agency debentures with a carrying value of $4.2 billion for an aggregate net gain of $27.2 million.  For the quarter ended March 31, 2010 we disposed of Agency Mortgage-Backed Securities and agency debentures with a carrying value of $1.6 billion for an aggregate net gain of $47.0 million.   We do not expect to sell assets on a frequent basis, but may from time to time sell existing assets to acquire new assets, which our management believes might have higher risk-adjusted returns, or to manage our balance sheet as part of our asset/liability management strategy.

Dividend Income from Available-For-Sale Equity Securities

Dividend income from our investment in Chimera Investment Corporation (or Chimera) was $6.3 million for the quarter ended March 31, 2011 compared to $7.6 million for the quarter ended March 31, 2010.

General and Administrative Expenses

General and administrative, or G&A expenses were $51.8 million for the quarter ended March 31, 2011 compared to $40.0 million for the quarter ended March 31, 2010. G&A expenses as a percentage of average total assets was 0.23% and 0.23% for the quarters ended March 31, 2011, and 2010, respectively.  The increase in G&A expenses of $11.8 million for the quarter ended March 31, 2011 was primarily the result of increased compensation costs as staff increased from 92 at March 31, 2010 to 121 at March 31, 2011.

The table below shows our total G&A expenses as compared to average total assets and average equity for the quarter ended March 31, 2011, the year ended December 31, 2010 and four quarters in 2010.

G&A Expenses and Operating Expense Ratios
(ratios for the quarters have been annualized, dollars in thousands)

	Total G&A Expenses	Total G&A Expenses/Average Assets	Total G&A Expenses/Average Equity
For the Quarter Ended March 31, 2011	$51,827	0.23%	1.82%
For the Year Ended December 31, 2010	$171,487	0.22%	1.76%
For the Quarter Ended December 31, 2010	$46,496	0.22%	1.90%
For the Quarter Ended September 30, 2010	$43,430	0.22%	1.80%
For the Quarter Ended June 30, 2010	$41,540	0.23%	1.72%
For the Quarter Ended March 31, 2010	$40,021	0.23%	1.66%

Net Income and Return on Average Equity

Our net income was $699.9 million for the quarter ended March 31, 2011 and $281.1 million for the quarter ended March 31, 2010.  Our annualized return on average equity was 24.56% for the quarter ended March 31, 2011, and 11.67% for the quarter ended March 31, 2010. Net income increased by $418.8 million for the quarter ended March 31, 2011 as compared to the quarter ended March 31, 2010, primarily due the unrealized gain on interest rate swaps of $169.3 million, and the increase in net interest income of $144.5 million.

The table below shows the components of our return on average equity for the quarter ended March 31, 2011, the year ended December 31, 2010 and four quarters in 2010.

Components of Return on Average Equity
(Ratios for the quarters have been annualized)
	Net Interest Income/ Average Equity	Net Investment Advisory and Service Fees/Average Equity	Realized and Unrealized Gains and Losses	Dividend income from available- for-sale equity securities	Income from Under- writing	Income from Equity Investment Method	G&A Expenses/ Average Equity	Income Taxes/ Average Equity	Return on Average Equity
For the Quarter Ended March 31, 2011	18.33%	0.60%	7.56%	0.23%	0.10%	0.04%	(1.82%)	(0.48%)	24.56%
For the Year Ended December 31, 2010	15.67%	0.59%	(1.44%)	0.32%	0.02%	0.03%	(1.76%)	(0.37%)	13.06%
For the Quarter Ended December 31, 2010	15.47%	0.67%	35.58%	0.31%	0.03%	0.04%	(1.90%)	(0.33%)	49.87%
For the Quarter Ended September 30, 2010	16.57%	0.63%	(15.93%)	0.33%	0.04%	0.04%	(1.80%)	(0.46%)	(0.58%)
For the Quarter Ended June 30, 2010	15.03%	0.57%	(22.90%)	0.30%	0.02%	0.04%	(1.72%)	(0.37%)	(9.03%)
For the Quarter Ended March 31, 2010	15.69%	0.51%	(2.90%)	0.33%	-	-	(1.66%)	(0.30%)	11.67%

Financial Condition

Investment Securities, Available for Sale

Substantially all of our Agency mortgage-backed securities at March 31, 2011 and December 31, 2010 were adjustable-rate or fixed-rate mortgage-backed securities backed by single-family mortgage loans.  Substantially all of the mortgage assets underlying these mortgage-backed securities were secured with a first lien position on the underlying single-family properties.  Substantially all of our mortgage-backed securities were Freddie Mac, Fannie Mae or Ginnie Mae CMOs, which carry an actual or implied “AAA” rating.  All of our Agency debentures are callable and carry an implied “AAA” rating.  We carry all of our Agency mortgage-backed securities and Agency debentures at fair value.

We accrete discount balances as an increase in interest income over the life of discount on interest earning assets and we amortize premium balances as a decrease in interest income over the life of premium on interest earning assets.  At March 31, 2011 and December 31, 2010 we had on our balance sheet a total of $34.2 million and $35.6 million, respectively, of unamortized discount (which is the difference between the remaining principal value and current historical amortized cost of our investment securities acquired at a price below principal value) and a total of $2.9 billion and $2.3  billion, respectively, of unamortized premium (which is the difference between the remaining principal value and the current historical amortized cost of our investment securities acquired at a price above principal value).

We received mortgage principal repayments of $5.6 billion and $6.2 billion for the quarters ended March 31, 2011 and March 31, 2010, respectively. The average prepayment speed for the quarters ended March 31, 2011 and 2010 was 17% and 34%, respectively. Given our current portfolio composition, if mortgage principal prepayment rates were to increase over the life of our mortgage-backed securities, all other factors being equal, our net interest income would decrease during the life of these mortgage-backed securities as we would be required to amortize our net premium balance into income over a shorter time period.  Similarly, if mortgage principal prepayment rates were to decrease over the life of our mortgage-backed securities, all other factors being equal, our net interest income would increase during the life of these mortgage-backed securities as we would amortize our net premium balance over a longer time period.

The table below summarizes certain characteristics of our investment securities at March 31, 2011, December 31, 2010, September 30, 2010, June 30, 2010, and March 31, 2010.

Agency Mortgage-Backed Securities, Agency Debentures and Corporate Debt
 (dollars in thousands)
	Principal Amount	Net Premium	Amortized Cost	Amortized Cost/Principal Amount	Fair Value	Fair Value/Principal Amount	Weighted Average Yield
At March 31, 2011	$90,209,946	$2,900,102	$93,110,048	103.21%	$94,080,293	104.29%	3.96%
At December 31, 2010	$76,129,522	$2,307,839	$78,437,361	103.03%	$79,570,274	104.52%	3.88%
At September 30, 2010	$74,084,239	$2,269,697	$76,353,936	103.06%	$78,220,512	105.58%	3.93%
At June 30, 2010	$67,400,316	$1,849,585	$69,249,901	102.74%	$71,812,829	106.35%	3.69%
At March 31, 2010	$66,937,615	$1,309,423	$68,247,038	101.96%	$70,171,875	104.83%	3.87%

The table below summarizes certain characteristics of our investment securities at March 31, 2011, December 31, 2010, September 30, 2010, June 30, 2010, and March 31, 2010.  The index level for adjustable-rate Agency mortgage-backed securities, Agency debentures and corporate debt is the weighted average rate of the various short-term interest rate indices, which determine the coupon rate.

Adjustable-Rate Agency Mortgage-Backed Securities, Agency Debentures and Corporate Debt
Characteristics
 (dollars in thousands)
	Principal Amount	Weighted Average Coupon Rate	Weighted Average Term to Next Adjustment	Weighted Average Lifetime Cap	Weighted Average Asset Yield	Principal Amount at Period End as % of Total Investment Securities
At March 31, 2011	$10,623,084	4.21%	39 months	10.09%	3.02%	11.78%
At December 31, 2010	$11,011,839	4.28%	39 months	10.16%	3.04%	14.46%
At September 30, 2010	$11,658,943	4.33%	38 months	10.04%	3.03%	15.74%
At June 30, 2010	$12,589,813	4.36%	33 months	10.00%	3.21%	18.68%
At March 31, 2010	$15,366,206	4.55%	32 months	10.09%	2.92%	22.96%

Fixed-Rate Rate Agency Mortgage-Backed Securities, Agency Debentures and Corporate Debt Characteristics
 (dollars in thousands)
	Principal Amount	Weighted Average Coupon Rate	Weighted Average Asset Yield	Principal Amount at Period End as % of Total Investment Securities
At March 31, 2011	$79,586,862	4.80%	4.19%	88.22%
At December 31, 2010	$65,117,683	4.92%	4.00%	85.54%
At September 30, 2010	$62,425,285	5.06%	4.10%	84.26%
At June 30, 2010	$54,810,503	5.35%	4.40%	81.32%
At March 31, 2010	$51,571,411	5.50%	4.16%	77.04%

At March 31, 2011 and December 31, 2010, we held Investment Securities with coupons linked to various indices.  The following tables detail the portfolio characteristics by index.

Adjustable-Rate Agency Mortgage-Backed Securities, Agency Debentures and Corporate Debt by Index
March 31, 2011
	One- Month Libor	Six- Month Libor	Twelve Month Libor	12-Month Moving Average	11th District Cost of Funds	1-Year Treasury Index	Monthly Federal Cost of Funds	Other Indexes(1)
Weighted Average Term to Next Adjustment	1 mo.	8 mo.	49 mo.	1 mo.	7 mo.	39 mo.	1 mo.	42 mo.
Weighted Average Annual Period Cap	6.41%	1.61%	2.00%	0.03%	0.01%	1.90%	0.00%	0.58%
Weighted Average Lifetime Cap at March 31, 2011	7.03%	11.08%	10.16%	9.47%	10.56%	11.07%	13.43%	5.94%
Investment Principal Value as Percentage of Investment Securities at March 31, 2011	0.93%	0.55%	8.17%	0.47%	0.42%	0.81%	0.05%	0.38%
(1)	Combination of indexes that account for less than 0.05% of total investment securities or adjust over time, without a reset index.

Adjustable-Rate Agency Mortgage-Backed Securities, Agency Debentures and Corporate Debt by Index
December 31, 2010

	One- Month Libor	Six- Month Libor	Twelve Month Libor	12- Month Moving Average	11th District Cost of Funds	1-Year Treasury Index	Monthly Federal Cost of Funds	Other Indexes(1)
Weighted Average Term to Next Adjustment	1 mo.	10 mo.	50 mo.	2 mo.	7 mo.	41 mo.	1 mo.	39 mo.
Weighted Average Annual Period Cap	6.41%	1.60%	1.99%	0.03%	0.01%	1.91%	0.00%	9.32%
Weighted Average Lifetime Cap at December 31, 2010	7.03%	11.09%	10.23%	9.46%	10.58%	11.06%	13.43%	15.77%
Investment Principal Value as Percentage of Investment Securities at December 31, 2010	1.28%	0.69%	9.97%	0.59%	0.52%	1.06%	0.06%	0.29%
(1)	Combination of indexes that account for less than 0.05% of total investment securities.

Reverse Repurchase Agreements

At March 31, 2011, RCap had outstanding reverse repurchase agreements with non-affiliates of $1.3 billion. At December 31, 2010, RCap had outstanding reverse repurchase agreements with non-affiliates of $1.0 billion.

Reverse Repurchase Agreements
(dollars in thousands)
	Average Daily Reverse Repurchase Agreements	Reverse Repurchase Agreements at Period End
For the Quarter Ended March 31, 2011	$1,494,156	$1,348,069
For the Year Ended December 31, 2010	$900,994	$1,006,163
For the Quarter Ended December 31, 2010	$1,596,494	$1,006,163
For the Quarter Ended September 30, 2010	$963,808	$757,722
For the Quarter Ended June 30, 2010	$422,891	$308,776
For the Quarter Ended March 31, 2010	$620,781	$532,166

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

Borrowings

As of March 31, 2011 the majority of our debt consisted of borrowings collateralized by a pledge of our Investment Securities.  These borrowings appear on our balance sheet as repurchase agreements.  At March 31, 2011, we had established uncommitted borrowing facilities in this market with 30 lenders in amounts which we believe are in excess of our needs.  All of our Investment Securities are currently accepted as collateral for these borrowings.  However, we limit our borrowings, and thus our potential asset growth, in order to maintain unused borrowing capacity and thus increase the liquidity and strength of our balance sheet. At March 31, 2011, we had established uncommitted borrowing facilities in this market with 30 lenders in amounts which we believe are in excess of our needs.  All of our interest-earning assets are currently accepted as collateral for these borrowings.  As of March 31, 2011 and 2010, the term to maturity of our borrowings ranged from one day to 10 years.  Additionally, we have entered into structured borrowings giving the counterparty the right to call the balance prior to maturity. At March 31, 2011 and December 31, 2010 the weighted average cost of funds for all of our borrowings was 1.65% and 2.00%, respectively, including the effect of the interest rate swaps and Convertible Senior Notes, and the weighted average maturity was 120 days and 219 days, respectively.

During the quarter ended March 31, 2010, we issued $600.0 million in aggregate principal amount of 4% convertible senior notes due 2015 (“Convertible Senior Notes”) for net proceeds following underwriting expenses of approximately $582.0 million.  Interest on the Convertible Senior Notes is paid semi-annually at a rate of 4% per year and the Convertible Senior Notes will mature on February 15, 2015 unless earlier repurchased or converted.  The Convertible Senior Notes are convertible into shares of Common Stock at an initial conversion rate and conversion rate at March 31, 2011 of 46.6070 and 56.0338 shares of Common Stock per $1,000 principal amount of Convertible Senior Notes, which was equivalent to an initial conversion price of approximately $21.4560 and $17.8464 per share of Common Stock, respectively, subject to adjustment in certain circumstances.

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

Under our repurchase agreements, we may be required to pledge additional assets to our repurchase agreement counterparties (i.e., lenders) in the event the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral (a “margin call”), which may take the form of additional securities or cash.  Similarly, if the estimated fair value of interest earning assets increases due to changes in market interest rates of market factors, lenders may release collateral back to us.  Specifically, margin calls result from a decline in the value of our Agency mortgage-backed securities securing our repurchase agreements, prepayments on the mortgages securing such Agency mortgage-backed securities and to changes in the estimated fair value of such Agency mortgage-backed securities generally due to principal reduction of such Agency mortgage-backed securities from scheduled amortization and resulting from changes in market interest rates and other market factors.  Through March 31, 2011, we did not have any margin calls on our repurchase agreements that we were not able to satisfy with either cash or additional pledged collateral.  However, should prepayment speeds on the mortgages underlying our Agency mortgage-backed securities and/or market interest rates suddenly increase, margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.

The following table summarizes the effect on our liquidity and cash flows from contractual obligations for repurchase agreements, Convertible Senior Notes, interest expense on repurchase agreements and Convertible Senior Notes, the non-cancelable office lease and employment agreements at March 31, 2011.  The table does not include the effect of net interest rate payments under our interest rate swap agreements.  The net swap payments will fluctuate based on monthly changes in the receive rate.

	Contractual Obligations
	(dollars in thousands)

	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
Repurchase agreements	$76,833,583	$1,150,331	$700,000	$1,300,000	$79,983,914
Interest expense on repurchase agreements, based on rates at March 31, 2011	204,117	173,820	116,834	69,497	564,268
Convertible Senior Notes	-	-	600	-	600
Interest Expense on Convertible Senior Notes	24,000	48,000	21,000	-	93,000
Long-term operating lease obligations	2,539	5,836	2,209	-	10,584
Employment contracts	124,135	17,384	-	-	141,519
Total	$77,188,374	$1,395,371	$840,643	$1,369,497	$80,793,885

Stockholders’ Equity

On January 4, 2011, we announced the sale of 75,000,000 shares of common stock at $17.03 per share for gross proceeds of approximately $1.3 billion before expenses.  In addition, the underwriters exercised the option to purchase up to an additional 11,250,000 shares of common stock to cover over-allotments for expected gross proceeds of approximately $191.6 million before expenses. These sales were completed on January 7, 2011.  In all, we raised net proceeds of approximately $1.47 billion in this offering.

On February 15, 2011, we announced the sale of 75,000,000 shares of common stock at $17.08 per share for gross proceeds of approximately $1.3 billion before expenses.  In addition, the underwriters exercised the option to purchase up to an additional 11,250,000 shares of common stock to cover over-allotments for expected gross proceeds of approximately $192.2 million before expenses. These sales were completed on February 18, 2011.  In all, we raised net proceeds of approximately $1.47 billion in this offering.

During the quarter ended March 31, 2011, 183,343 options were exercised for an aggregate exercise price of $2.5 million, and 3,876 shares were granted under the Long-Term Stock Incentive Plan, or Incentive Plan.

During the quarter ended March 31, 2011, 2,000 shares of Series B Preferred Stock were converted into 5,313 million shares of common stock, respectively.

During the quarter ended March 31, 2011, the Company raised $1.1 million by issuing 63,795 shares through the Direct Purchase and Dividend Reinvestment Program.

During the year ended December 31, 2010, 363,528 options were exercised under Incentive Plan, for an aggregate exercise price of $4.6 million.

During the year ended December 31, 2010, 953,000 shares of Series B Preferred Stock were converted into 2.4 million shares of common stock.

During the year ended December 31, 2010, we raised $278.8 million by issuing 15.7 million shares through the Direct Purchase and Dividend Reinvestment Program

Unrealized Gains and Losses

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

The table below shows unrealized gains and losses on the Investment Securities and interest rate swaps in our portfolio prior to de-designation.

Unrealized Gains and Losses
 (dollars in thousands)

	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
Unrealized gain	$1,766,810	$1,764,182	$2,093,945	$2,643,907	$2,009,923
Unrealized loss	(757,282)	(599,540)	(216,408)	(103,707)	(122,071)
Net Unrealized (loss) gain	$1,009,528	$1,164,642	$1,877,537	$2,540,200	$1,887,852

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

Leverage

Our debt-to-equity ratio at March 31, 2011 and December 31, 2010 was 6.3:1 and 6.7:1, respectively.  We generally expect to maintain a ratio of debt-to-equity of between 8:1 and 12:1, although the ratio may vary, as it currently does because of market conditions, from this range from time to time based upon various factors, including our management’s opinion of the level of risk of our assets and liabilities, our liquidity position, our level of unused borrowing capacity and over-collateralization levels required by lenders when we pledge assets to secure borrowings.

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

We seek to manage the extent to which our net income changes as a function of changes in interest rates by matching adjustable-rate assets with variable-rate borrowings.  In addition, we have attempted to mitigate the potential impact on net income of periodic and lifetime coupon adjustment restrictions in our portfolio of Agency mortgage-backed securities and Agency debentures by entering into interest rate swaps.  At March 31, 2011, we had entered into swap agreements with a total notional amount of $33.4 billion.  We agreed to pay a weighted average pay rate of 2.92% and receive a floating rate based on one month LIBOR.  At December 31, 2010, we had entered into swap agreements with a total notional amount of $27.1 billion.  We agreed to pay a weighted average pay rate of 3.21% and receive a floating rate based on one month LIBOR.  We may enter into similar derivative transactions in the future by entering into interest rate collars, caps or floors or purchasing interest only securities.

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

Capital Resources

At March 31, 2011, we had no material commitments for capital expenditures.

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

Other Matters

We calculate that at least 75% of our assets were qualified REIT assets, as defined in the Code for the quarters ended March 31, 2011 and December 31, 2010.   We also calculate that our revenue qualifies for the 75% source of income test and for the 95% source of income test rules for the quarters ended March 31, 2011 and  December 31, 2010.  Consequently, we met the REIT income and asset test. We also met all REIT requirements regarding the ownership of our common stock and the distribution of our net income.  Therefore, as of quarter ended of March 31, 2011 and December 31, 2010, we believe that we qualified as a REIT under the Code.

We at all times intend to conduct our business so as not to become regulated as an investment company under the Investment Company Act of 1940, or the Investment Company Act.  If we were to become regulated as an investment company, then our use of leverage would be substantially reduced.  The Investment Company Act exempts entities that are “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate” (qualifying interests).  Under current interpretation of the staff of the SEC, in order to qualify for this exemption, we must maintain at least 55% of our assets directly in qualifying interests and at least 80% of our assets in qualifying interests plus other real estate related assets.  In addition, unless certain mortgage securities represent all the certificates issued with respect to an underlying pool of mortgages, the mortgage-backed securities may be treated as securities separate from the underlying mortgage loans and, thus, may not be considered qualifying interests for purposes of the 55% requirement.  We calculate that as of March 31, 2011 and December 31, 2010, we were in compliance with this requirement.

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

Our profitability and the value of our portfolio (including interest rate swaps) may be adversely affected during any period as a result of changing interest rates.  The following table quantifies the potential changes in net interest income and portfolio value, should interest rates go up or down 25, 50 and 75 basis points, assuming the yield curves of the rate shocks will be parallel to each other and the current yield curve.  All changes in income and value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario.  The base interest rate scenario assumes interest rates at March 31, 2011 and various estimates regarding prepayment and all activities are made at each level of rate shock.  Actual results could differ significantly from these estimates.

Change in Interest Rate	Projected Percentage Change in Net Interest Income	Projected Percentage Change in Portfolio Value, with Effect of Interest Rate Swaps

-75 Basis Points	9.03%	0.56%
-50 Basis Points	5.95%	0.26%
-25 Basis Points	2.79%	(0.14%)
Base Interest Rate	-	-
+25 Basis Points	(2.00%)	(1.15%)
+50 Basis Points	(4.53%)	(1.80%)
+75 Basis Points	(7.32%)	(2.50%)

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

The following table sets forth the estimated maturity or repricing of our interest-earning assets and interest-bearing liabilities at March 31, 2011.  The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except adjustable-rate loans, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature and does include the effect of the interest rate swaps.  The interest rate sensitivity of our assets and liabilities in the table could vary substantially based on actual prepayment experience.

	Within 3 Months	4-12 Months	More than 1 Year to 3 Years	3 Years and Over	Total
	(dollars in thousands)
Rate Sensitive Assets:
Mortgage-Backed Securities and Agency debentures (Principal)	$1,561,281	$688,462	$76,956	$87,861,714	$90,188,413
Cash equivalents	357,012	-	-	-	357,012
Reverse repurchase agreements	1,348,069	-	-	-	1,348,069
Securities borrowed	368,714	-	-	-	368,714
U.S. Treasury Securities	1,088,657	-	-	-	1,088,657
Corporate debt	21,533	-	-	-	21,533
Total Rate Sensitive Assets	4,745,266	688,462	76,956	87,861,714	93,372,398

Rate Sensitive Liabilities:
Repurchase agreements, with the
effect of swaps	33,491,808	13,835,435	10,093,301	22,563,370	79,983,914
U.S. Treasury Securities sold, not yet purchased	788,898	-	-	-	788,898
Convertible Senior Notes	-	-	-	600,000	600,000
Securities Loaned	359,852	-	-	-	359,852
Total Rate Sensitive Liabilities	34,640,558	13,835,435	10,093,301	23,163,370	81,732,664

Interest rate sensitivity gap	$(29,895,292)	$(13,146,973)	$(10,016,345)	$64,698,344	$11,639,738

Cumulative rate sensitivity gap	$(29,895,292)	$(43,042,265)	$(53,058,610)	$11,639,738

Cumulative interest rate sensitivity gap as a percentage of total rate-sensitive assets	(32%)	(46%)	(57%)	12%

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

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to affect its internal control over financial reporting.

PART II.         OTHER INFORMATION

Item 1.             LEGAL PROCEEDINGS

From time to time, we are involved in various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material effect on our consolidated financial statements.

Item 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A – Risk Factors of our annual report on Form 10-K for the year ended December 31, 2010 (the “Form 10-K”).  The materialization of any risks and uncertainties identified in our Special Note Regarding Forward-Looking Statements contained in this report together with those previously disclosed in the Form 10-K or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows.  See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Special Note Regarding Forward-Looking Statements” in this quarterly report on Form 10-Q.

Item 5.  Other Information

On March 22, 2011, our Board of Directors (the “Board”) amended and restated our bylaws (the “Restated Bylaws”).  Among other things, the Restated Bylaws changed the procedures by which our stockholders may recommend nominees to our Board.  The Restated Bylaws provide for “advance notice” provisions related to stockholder nominations for election to the Board and other stockholder proposals.  Stockholders must deliver a notice of a nomination or other stockholder proposal not earlier than the 150th day nor later than 5:00 p.m. (EST), on the 120th day prior to the first anniversary of the date of the proxy statement for the preceding year’s annual meeting; provided, however, that if the date of the annual meeting is advanced or delayed by more 30 days from the first anniversary of the date of the preceding year’s annual meeting, notice to be timely must be delivered not earlier than the 150th day prior to the date of such annual meeting and not later than 5:00 p.m., (EST), on the later of the 120th day prior to the date of such annual meeting or the 10th day following the day on which public announcement of the date of such meeting is first made . Stockholders must comply with certain informational and ownership requirements with respect to their nominations or other proposal.  The description of the Restated Bylaws above is not complete and is qualified in its entirety by reference to the full text of the Restated Bylaws filed as Exhibit 3.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2011 and incorporated herein by reference.

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

3.3
Articles of Amendment of the Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K (filed with the Securities and Exchange Commission on August 3, 2006).

3.4
Articles of Amendment of the Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.4 of the Registrant's Quarterly Report on Form 10-Q (filed with the Securities and Exchange Commission on May 7, 2008).

3.5
Form of Articles Supplementary designating the Registrant’s 7.875% Series A Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form 8-A filed April 1, 2004).

3.6
Articles Supplementary of the Registrant’s designating an additional 2,750,000 shares of the Company’s 7.875% Series A Cumulative Redeemable Preferred Stock, as filed with the State Department of Assessments and Taxation of Maryland on October 15, 2004 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2004).

3.7
Articles Supplementary designating the Registrant’s 6% Series B Cumulative Convertible Preferred Stock, liquidation preference $25.00 per share (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed April 10, 2006).

3.8
Amended and Restated Bylaws of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s  Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2011).

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
4.4
Specimen Series B Preferred Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 10, 2006).

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

*  Submitted electronically herewith.  Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition at March 31, 2011 (Unaudited) and December 31, 2010 (Derived from the audited consolidated statement of financial condition at December 31, 2010); (ii) Consolidated Statements of Operations and Comprehensive Income (Unaudited) for the quarters ended March 31, 2011 and 2010; (iii) Consolidated Statement of Stockholders' Equity (Unaudited) for the quarter ended March 31, 2011; (iv) Consolidated Statements of Cash Flows (Unaudited) for the quarters ended March 31, 2011 and 2010; and (v) Notes to Consolidated Financial Statements (Unaudited) for the quarters ended March 31, 2011 and 2010.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANNALY CAPITAL MANAGEMENT, INC.

Dated: May 6, 2011	By: /s/ Michael A.J. Farrell
Michael A.J. Farrell
(Chairman of the Board, Chief Executive Officer,
President and authorized officer of registrant)

Dated: May 6, 2011	By: /s/ Kathryn F. Fagan
Kathryn F. Fagan
(Chief Financial Officer and Treasurer and
principal financial and chief accounting officer)