Form 10-Q
period 2011-06-30
ANNALY CAPITAL MANAGEMENT INC
filed 2011-08-08
CIK 1043219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  JUNE 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:

Class	Outstanding at August 5, 2011
Common Stock, $.01 par value	969,071,443

ANNALY CAPITAL MANAGEMENT, INC.

FORM 10-Q

TABLE OF CONTENTS

PART I

PART I
Part I
Item 1.  Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
 (dollars in thousands, except share and per share amounts)

	June 30, 2011 (Unaudited)	December 31, 2010(1)
ASSETS
Cash and cash equivalents	$401,844	$282,626
Reverse repurchase agreements	593,865	1,006,163
Investments, at fair value:
U.S. Treasury Securities (including pledged assets of $476,863 and $660,823, respectively)	748,118	1,100,447
Securities borrowed	519,929	216,676
Agency Mortgage-Backed Securities (including pledged assets of $82,193,414 and $67,787,023, respectively)	96,773,448	78,440,330
Agency debentures (including pledged assets of $459,283 and $1,068,869, respectively)	703,093	1,108,261
Investments with affiliates	261,659	252,863
Corporate debt, held for investment	27,982	21,683
Receivable for Investment sold	40,751	151,460
Accrued interest and dividends receivable	386,160	345,250
Receivable from Prime Broker	3,272	3,272
Receivable for advisory and service fees	19,666	16,172
Intangible for customer relationships, net	12,141	9,290
Goodwill	42,030	42,030
Interest rate swaps, at fair value	-	2,561
Other derivative contracts, at fair value	767	2,607
Other assets	22,282	24,899
Total assets	$100,557,007	$83,026,590

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
U.S. Treasury Securities sold, not yet purchased, at fair value	$491,740	$909,462
Repurchase agreements	78,447,165	65,533,537
Securities loaned, at fair value	447,330	217,841
Payable for Investments purchased	4,824,618	4,575,026
Convertible Senior Notes	600,000	600,000
Accrued interest payable	122,753	115,766
Dividends payable	539,970	404,220
Interest rate swaps, at fair value	1,035,215	754,439
Other derivative contracts, at fair value	-	2,446
Accounts payable and other liabilities	78,895	8,921
Total liabilities	86,587,686	73,121,658

6.00% Series B Cumulative Convertible Preferred Stock: 4,600,000 shares authorized, 1,649,047 and 1,652,047 shares issued and outstanding, respectively	39,959	40,032

Stockholders’ Equity:
7.875% Series A Cumulative Redeemable Preferred Stock: 7,412,500 authorized, issued and outstanding	177,088	177,088
Common stock, par value $.01 per share, 1,987,987,500 authorized, 831,047,443 and 631,594,205 issued and outstanding, respectively	8,310	6,316
Additional paid-in capital	12,579,012	9,175,245
Accumulated other comprehensive income (loss)	2,049,831	1,164,642
Accumulated deficit	(884,879)	(658,391)
Total stockholders’ equity	13,929,362	9,864,900

Total liabilities, Series B Cumulative Convertible Preferred Stock and stockholders’ equity	$100,557,007	$83,026,590

(1)	Derived from the audited consolidated financial statements at December 31, 2010.
See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
 (dollars in thousands, except share and per share amounts)
(Unaudited)

	For the Quarters Ended		For the Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Interest income:
Investments	$948,703	$642,782	$1,786,583	$1,296,717
U.S. Treasury Securities	6,497	40	11,322	40
Securities loaned	1,868	860	3,211	1,314
Total interest income	957,068	643,682	1,801,116	1,298,071

Interest expense:
Repurchase agreements	100,164	96,975	202,766	189,064
Convertible Senior Notes	6,900	6,966	13,667	10,161
U.S. Treasury Securities sold, not yet purchased	4,772	24	9,758	24
Securities borrowed	1,484	742	2,585	1,129
Total interest expense	113,320	104,707	228,776	200,378

Net interest income	843,748	538,975	1,572,340	1,097,693
Other income (loss):
Investment advisory and other fee income	20,710	13,863	37,917	26,409
Net gains (losses) on sales of Mortgage-Backed Securities and agency debentures	7,336	39,041	34,521	86,003
Dividend income	8,230	7,330	14,527	15,294
Net gains (losses) on trading assets	(5,712)	77	13,100	77
Net gain (losses) on interest-only Mortgage-Backed Securities	276	-	276	-
Income (expense) from underwriting	(77)	500	2,827	500
Subtotal	30,763	60,811	103,168	128,283
Realized gains (losses) on interest rate swaps(1)	(216,760)	(175,535)	(422,908)	(356,373)
Unrealized gains (losses) on interest rate swaps	(466,943)	(593,038)	(297,635)	(709,770)
Subtotal	(683,703)	(768,573)	(720,543)	(1,066,143)
Total other (loss) income	(652,940)	(707,762)	(617,375)	(937,860)
Expenses:
Distribution fees	-	-	-	360
General and administrative expenses	57,229	41,540	109,056	81,561
Total expenses	57,229	41,540	109,056	81,921

Income (loss) before income taxes and income from equity method investment in affiliate	133,579	(210,327)	845,909	77,912

Income taxes	(12,762)	(8,837)	(26,337)	(16,151)
Income (loss) from equity method investment in affiliate	-	935	1,140	1,075

Net income (loss)	120,817	(218,229)	820,712	62,836

Dividends on preferred stock	4,267	4,625	8,534	9,250

Net income (loss) available (related) to common shareholders	$116,550	$(222,854)	$812,178	$53,586

Net income (loss) available (related) per share to common shareholders:
Basic	$0.14	$(0.40)	$1.03	$0.10
Diluted	$0.14	$(0.40)	$1.00	$0.10

Weighted average number of common shares outstanding:
Basic	822,623,370	559,700,836	787,712,527	557,360,358
Diluted	827,754,731	559,700,836	827,622,301	557,418,175

Net income (loss)	$120,817	$(218,229)	$820,712	62,836
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities	1,047,639	664,544	905,412	671,960
Unrealized losses on interest rate swaps	-	26,846	14,298	62,927
Reclassification adjustment for net (gains) losses included in net income (loss)	(7,336)	(39,041)	(34,521)	(86,003)
Other comprehensive income (loss)	1,040,303	652,349	885,189	648,884
Comprehensive income (loss)	$1,161,120	$434,120	$1,705,901	$711,720

(1)	Interest expense related to the Company’s interest rate swaps is recorded in Realized losses on interest rate swaps on the Consolidated Statements of Operations and Comprehensive Income.

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars in thousands, except per share data)
(Unaudited)

	Preferred Stock	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total

BALANCE, DECEMBER 31, 2009	$177,088	$5,531	$7,817,454	$1,891,317	$(336,964)	$9,554,426

Net income	-	-	-	-	62,836	62,836
Other comprehensive income	-	-	-	648,884	-	648,884
Exercise of stock options	-	1	1,810	-	-	1,811
Stock option expense and long-term compensation expense	-	-	2,366	-	-	2,366
Conversion of Series B cumulative preferred stock	-	-	16	-	-	16
Net proceeds from direct purchase and dividend reinvestment	-	66	116,092	-	-	116,158
Preferred Series A dividends declared $0.9844 per share	-	-	-	-	(7,297)	(7,297)
Preferred Series B dividends declared $0.750 per share	-	-	-	-	(1,953)	(1,953)
Common dividends declared, $1.33 per share	-	-	-	-	(744,411)	(744,411)
BALANCE, JUNE 30, 2010	$177,088	$5,598	$7,937,738	$2,540,201	$(1,027,789)	$9,632,836
BALANCE, DECEMBER 31, 2010	$177,088	$6,316	$9,175,245	$1,164,642	$(658,391)	$9,864,900

Net income	-	-	-	-	820,712	820,712
Other comprehensive income	-	-	-	885,189	-	885,189
Exercise of stock options	-	5	6,107	-	-	6,112
Stock option expense and long-term compensation expense	-	3	2,456	-	-	2,459
Conversion of Series B cumulative preferred stock	-	-	73	-	-	73
Net proceeds from direct purchase and dividend reinvestment	-	261	455,445	-	-	455,706
Follow-on offering net proceeds	-	1,725	2,939,686	-	-	2,941,411
Preferred Series A dividends declared $0.9844 per share	-	-	-	-	(7,298)	(7,298)
Preferred Series B dividends declared $0.750 per share	-	-	-	-	(1,237)	(1,237)
Common dividends declared, $1.27 per share	-	-	-	-	(1,038,665)	(1,038,665)

BALANCE, JUNE 30, 2011	$177,088	$8,310	$12,579,012	$2,049,831	$(884,879)	$13,929,362

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (dollars in thousands)
(Unaudited)

	For the Quarters Ended		For the Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Cash flows from operating activities:
Net income (loss)	$120,817	$(218,229)	$820,712	$62,836
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of Investment premiums and discounts, net	126,501	137,177	301,244	301,184
Amortization of intangibles	469	406	835	813
Amortization of deferred expenses	900	900	1,800	1,350
(Gains) losses on sales of Mortgage-Backed Securities and Agency debentures	(7,336)	(39,041)	(34,521)	(86,003)
Stock option and long-term compensation expense	1,197	1,195	2,459	2,366
Unrealized (gains) losses on interest rate swaps	466,943	593,038	297,635	709,770
Unrealized (gains) losses on interest-only Mortgage-Backed Securities	(276)	-	(276)	-
Net (gains) losses on trading securities	5,712	(77)	(13,100)	(77)
Gain on investment with affiliate, equity method	-	(75)	(98)	(215)
Proceeds from repurchase agreements from Broker Dealer	260,778,820	321,240,241	563,508,986	571,380,890
Payments on repurchase agreements from Broker Dealer	(264,821,370)	(317,501,255)	(562,783,026)	(566,328,315)
Proceeds from reverse repurchase agreements to Broker Dealer	48,545,230	6,235,790	104,692,314	8,963,059
Payments on reverse repurchase agreements to Broker Dealer	(47,785,998)	(6,012,400)	(104,274,988)	(8,777,082)
Proceeds from reverse repurchase agreements to Shannon	7,045	-	7,045	-
Payments on reverse repurchase agreements to Shannon	(12,073)	-	(12,073)	-
Proceeds from securities borrowed	1,459,729	635,782	2,452,768	1,112,091
Payments on securities borrowed	(1,610,944)	(817,892)	(2,756,021)	(1,325,256)
Proceeds from securities loaned	1,328,957	810,273	2,504,167	1,369,825
Payments on securities loaned	(1,241,479)	(628,408)	(2,274,678)	(1,156,640)
Payments on U.S. Treasury Securities	(4,691,219)	(436,433)	(12,889,942)	(436,433)
Proceeds from U.S. Treasury Securities	4,674,592	376,600	12,797,913	376,600
Net payments on derivatives	(1,803)	(1,018)	(2,774)	(1,018)
Net change in:
Other assets	64,740	22,084	685	(11,831)
Accrued interest and dividend receivable	8,027	(3,777)	(40,644)	(2,031)
Advisory and service fees receivable	(3,035)	(1,645)	(3,494)	(794)
Interest payable	9,652	11,020	6,987	9,905
Accounts payable and other liabilities	(192)	(36,475)	69,974	23,811
Net cash provided by (used in) operating activities	(2,576,394)	4,367,781	2,379,889	6,188,805
Cash flows from investing activities:
Payments on purchases of Mortgage-Backed Securities and agency debentures	(5,632,236)	(17,120,818)	(32,289,712)	(26,116,401)
Proceeds from sales of Mortgage-Backed Securities and agency debentures	2,035,385	2,257,455	5,433,231	4,231,735
Principal payments on Mortgage-Backed Securities	3,804,919	10,547,250	9,354,570	16,738,045
Proceeds from Agency debentures called	23,352	874,000	617,598	874,000
Payments on purchase of corporate debt	(7,425)	-	(7,425)	-
Net gains (losses) on other derivative securities	(3,480)	-	11,518	-
Principal payments on corporate debt	687	-	1,155	-
Purchase of investment in affiliate	(57,500)	-	(57,500)	-
Purchase of customer relationships	(3,555)	-	(3,555)	-
Payments on reverse repurchase agreements	-	-	-	(4,032,426)
Proceeds from reverse repurchase agreements	-	-	-	4,291,430
Net cash provided by (used in) investing activities	160,147	(3,442,113)	(16,940,120)	(4,013,617)
Cash flows from financing activities:
Proceeds from repurchase agreements	62,388,848	53,484,381	127,836,494	111,006,473
Principal payments on repurchase agreements	(59,883,047)	(54,621,012)	(115,648,826)	(114,270,342)
Issuance of Convertible Senior Notes	-	-	-	582,000
Proceeds from exercise of stock options	3,675	753	6,112	1,811
Net proceeds from follow-on offerings	-	-	2,941,411	-
Proceeds from direct purchases and dividend reinvestments	454,564	640	455,706	116,158
Dividends paid	(502,961)	(368,406)	(911,448)	(787,877)
Net cash provided by (used in) financing activities	2,461,079	(1,503,644)	14,679,449	(3,351,777)
Net increase (decrease) in cash and cash equivalents	44,832	(577,976)	119,218	(1,176,589)
Cash and cash equivalents, beginning of period	357,012	905,955	282,626	1,504,568
Cash and cash equivalents, end of period	$401,844	$327,979	$401,844	$327,979

Interest paid	$320,428	$269,222	$644,697	$546,846
Taxes paid	$3,275	$6,985	$25,676	$16,608

Noncash investing activities:
Receivable for Investments sold	$40,751	$78,581	$40,751	$78,581
Payable for Investments purchased	$4,824,618	$4,867,945	$4,824,618	$4,867,945
Net change in unrealized loss on available-for-sale securities and interest rate
swaps, net of reclassification adjustment	$1,040,303	$652,349	$885,189	$648,884

Noncash financing activities:
Dividends declared, not yet paid	$539,970	$380,636	$539,970	$380,636
Conversion of Series B cumulative preferred stock	$24	-	$73	$16

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

      Annaly Capital Management, Inc. (“Annaly” or the “Company”) was incorporated in Maryland on November 25, 1996.  The Company commenced its operations of purchasing and managing an investment portfolio of mortgage-backed securities on February 18, 1997, upon receipt of the net proceeds from the private placement of equity capital, and completed its initial public offering on October 14, 1997.  The Company is a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended.  Fixed Income Discount Advisory Company (“FIDAC”) is a registered investment advisor and is a wholly owned taxable REIT subsidiary of the Company.  On June 27, 2006, the Company made a majority equity investment in an affiliated investment fund (the “Fund”), which is now wholly owned by the Company. During the third quarter of 2008, the Company formed RCap Securities, Inc. (“RCap”).  RCap was granted membership in the Financial Industry Regulatory Authority (“FINRA”) on January 26, 2009, and operates as a broker-dealer.  RCap is a wholly owned taxable REIT subsidiary of the Company.  On October 31, 2008, the Company acquired Merganser Capital Management, Inc. (“Merganser”).  Merganser is a registered investment advisor and is a wholly owned taxable REIT subsidiary of the Company. In 2010, the Company established Shannon Funding LLC (“Shannon”), which provides warehouse financing to residential mortgage originators in the United States.  In 2010, the Company also established Charlesfort Capital Management LLC (“Charlesfort”), which engages in corporate middle market lending transactions. In 2011, the Company established FIDAC UK Limited (“FIDAC UK”), which provides advice on commercial real estate transactions, including sale-leaseback and single tenant net leased properties across Europe.  FIDAC UK is owned by FIDAC.

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

  The consolidated financial statements include the accounts of the Company, FIDAC, FIDAC UK, Merganser, RCap, Shannon, Charlesfort and the Fund.  All intercompany balances and transactions have been eliminated.

      Beginning with our consolidated financial statements for the six month period ending June 30, 2011, the Company reclassified previously presented financial information so that amounts previously presented in the Consolidated Statements of Operations and Comprehensive Income (Loss) as interest expense on swaps are presented in Other income (loss) as Realized gains (losses) on interest rate swaps. Consolidated financial statements for periods prior to June 30, 2011 will be conformed to the restated presentation. Interest expense for the quarter and six months ended June 30, 2010 decreased by $175.5 million and $356.4 million and Other income (loss) decreased by the same amounts, respectively. Additionally, in the Consolidated Statements of Operations and Comprehensive Income (Loss), prior year amounts from interest income on investments were separated into interest income on investments and interest income on U.S. Treasury Securities. Interest expense on Convertible Senior Notes and Securities borrowed for the prior period were placed on the incorrect line in the Consolidated Statements of Operations and Comprehensive Income (Loss) and have been corrected in the current period. In the Consolidated Statements of Cash Flows, prior amounts for Proceeds from sale of agency debentures and Payments on purchases of agency debentures were reclassified to Proceeds from sales of Mortgage-Backed Securities and agency debentures and Payments on purchases of Mortgage-Backed Securities and agency debentures, respectively. Additionally, in the Consolidated Statements of Cash Flows, Purchases of trading securities and Proceeds from sales of trading securities for the quarter and six months ended June 30, 2011 have been separated into Payments on U.S. Treasury Securities, Proceeds from U.S. Treasury Securities and Net payments on derivatives.

      Cash and Cash Equivalents - Cash and cash equivalents include cash on hand and cash held in money market funds on an overnight basis.

      Reverse Repurchase Agreements - The Company may invest its daily available cash balances via reverse repurchase agreements to provide additional yield on its assets.  These investments will typically be recorded as short term investments and will generally mature daily.  Reverse repurchase agreements are recorded at cost and are collateralized by mortgage-backed securities pledged by the counterparty to the agreement.  Reverse repurchase agreements entered into by Rcap are recorded on trade date at the contract amount, are collateralized by mortgage-backed securities and generally mature within 90 days.  Margin calls are made by RCap as appropriate based on the daily valuation of the underlying collateral versus the contract price.  RCap generates income from the spread between what is earned on the reverse repurchase agreements and what is paid on the matched repurchase agreements.  Cash flows related to RCap’s matched book activity are included in cash flows from operating activities. Reverse repurchase agreements entered into by the Company are included in cash flows from investing activities.

  Securities borrowed and loaned transactions – RCap records securities borrowed and loaned transactions at fair value. Securities borrowed transactions require RCap to provide the counterparty with collateral in the form of cash or other securities. RCap receives collateral in the form of cash or other securities for securities loaned transactions. For these transactions, the fees received or paid by RCap are recorded as interest income or expense. On a daily basis, market value changes of securities borrowed or loaned against may require counterparties to deposit additional collateral or RCap to return collateral pledged, when appropriate.

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

  Investment Securities –Agency mortgage-backed securities, Agency debentures, and corporate debt are referred to herein as “Investment Securities.”  Although the Company generally intends to hold most of its mortgage-backed securities and Agency debentures until maturity, it may, from time to time, sell any of its mortgage-backed securities and Agency debentures as part of its overall management of its portfolio.  Investment Securities classified as available-for-sale are reported at estimated fair value, based on fair values obtained and compared to independent sources, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity. Investment Securities transactions are recorded on the trade date.  Realized gains and losses on sales of Investment Securities are determined using the specific identification method.

  On April 1, 2011, the Company elected the fair value option for interest-only mortgage-backed securities acquired on or after such date. These interest-only mortgage-backed securities represent the Company’s right to receive a specified proportion of the contractual interest flows of specific agency securities.  Interest-only securities acquired on or after April 1, 2011 are measured at fair value through earnings in the Company’s consolidated statements of operations and comprehensive income.  The interest-only securities are included in Mortgage-Backed Securities, at fair value on the accompanying consolidated statements of financial condition.

  Agency Mortgage-Backed Securities and Agency Debentures – The Company invests primarily in mortgage pass-through certificates, collateralized mortgage obligations and other mortgage-backed securities representing interests in or obligations backed by pools of mortgage loans, and certificates guaranteed by Ginnie Mae, Freddie Mac or Fannie Mae (collectively, “Agency Mortgage-Backed Securities”).  The Company also invests in Agency debentures issued by Federal Home Loan Bank (“FHLB”), Freddie Mac, and Fannie Mae.

  Management evaluates available-for-sale securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  The Company determines if it (1) has the intent to sell the securities, (2) is more likely than not that it will be required to sell the securities before recovery, or (3) does not expect to recover the entire amortized cost basis of the securities.  Further, the security is analyzed for credit loss (the difference between the present value of cash flows expected to be collected and the amortized cost basis).  The credit loss, if any, will then be recognized in the consolidated statement of operations, while the balance of losses related to other factors will be recognized in other comprehensive income (“OCI”).  There was no other-than-temporary impairment for the quarters and six months ended June 30, 2011 and 2010.

  Interest income is accrued based on the outstanding principal amount of the Investment Securities and their contractual terms.  Premiums and discounts associated with the purchase of the Investment Securities are amortized into interest income over the projected lives of the securities using the interest method.  The Company’s policy for estimating prepayment speeds for calculating the effective yield is to evaluate historical performance, consensus prepayment speeds, and current market conditions.  Dividend income on available-for-sale equity securities is recorded on the ex-dividend date on an accrual basis.

  Derivative Instruments – The Company accounts for interest rate swaps at fair value as either assets or liabilities on the consolidated statement of financial condition.  The changes in the fair value of the interest rate swaps are recognized in earnings.  The Company uses interest rate swaps to manage its exposure to changing interest rates on its repurchase agreements. Net payments on interest rate swaps are included in the consolidated statement of cash flows as a component of net income (loss).  Unrealized gains (losses) on interest rate swaps are removed from net income (loss) as an adjustment to cash flows from operating activities.

  The Company elects to net by counterparty the fair value of interest rate swap contracts.  These contracts contain legally enforceable provisions that allow for netting or setting off of all individual swap receivables and payables with each counterparty and, therefore, the fair value of those swap contracts are netted by  counterparty.  The credit support annex provisions of the Company’s interest rate swap contracts allow the parties to mitigate their credit risk by requiring the party which is out of the money to post collateral. As the Company elects to net by counterparty the fair value of interest rate swap contracts, it also nets by counterparty any collateral exchanged as part of the interest rate swap contracts.  Substantially all collateral is non-cash.

  In addition, the Company’s agreements with certain of its counterparties with whom it has both interest rate swap contracts and master repurchase agreements contain legally enforceable provisions that allow for netting or setting off of on an aggregate basis all receivables, payables and collateral postings required under both the interest rate swap contract and the master repurchase agreement with respect to each such counterparty.

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

      Repurchase Agreements - The Company finances the acquisition of its Agency Mortgage-Backed Securities and Agency debentures through the use of repurchase agreements.  Repurchase agreements are treated as collateralized financing transactions and are presented at their contractual principal amounts as specified in the respective agreements.   Reverse repurchase agreements and repurchase agreements with the same counterparty and the same maturity are presented net in the consolidated statements of financial condition when the terms of the agreements permit netting. The Company reports cash flows on repurchase agreements as financing activities in the Consolidated Statements of Cash Flows.  Rcap and Shannon reports cash flows on repurchase agreements as operating activities in the Consolidated Statements of Cash Flows.

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

      Income Taxes - The Company has elected to be taxed as a REIT and intends to comply with the provisions of the Internal Revenue Code of 1986, as amended (the “Code”), with respect thereto.  Accordingly, the Company will not be subjected to federal income tax to the extent of its distributions to shareholders and as long as certain asset, income and stock ownership tests are met.  The Company and its direct and indirect subsidiaries, FIDAC, FIDAC UK, Merganser and RCap, have made separate joint elections to treat these subsidiaries as taxable REIT subsidiaries.  As such, each of the taxable REIT subsidiaries are taxable as a domestic C corporation and subject to federal, state, and local income taxes based upon its taxable income.

      The provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes, clarify the accounting for uncertainty in income taxes recognized in financial statements and prescribe a recognition threshold and measurement attribute for tax positions taken or expected to be taken on a tax return. FASB ASC 740 also requires that interest and penalties related to unrecognized tax benefits be recognized in financial statements. The Company does not have any unrecognized tax benefits that would affect its financial position.  Thus, no accruals for penalties and interest were necessary as of June 30, 2011.

      Goodwill and Intangible Assets - The Company’s acquisitions of FIDAC and Merganser were accounted for using the purchase method.  Under the purchase method, net assets and results of operations of acquired companies are included in the consolidated financial statements from the date of acquisition. The costs of FIDAC and Merganser were allocated to the assets acquired, including identifiable intangible assets, and the liabilities assumed based on their estimated fair values at the date of acquisition. The excess of purchase price over the fair value of the net assets acquired was recognized as goodwill.  In addition, FIDAC UK acquired a customer relationship after its formation. Goodwill and intangible assets are periodically (but not less frequently than annually) reviewed for potential impairment.  Intangible assets with an estimated useful life are expected to amortize over a 7.8 year weighted average time period.  During the quarters and six months ended June 30, 2011 and 2010, there were no impairment losses.

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

A Summary of Recent Accounting Pronouncements Follows:

Presentation

Comprehensive Income (ASC 220)

      In June 2011, FASB released ASU 2011-05, which attempts to improve the comparability, consistency, and transparency of financial reporting and increase the prominence of items reported in other comprehensive income (OCI).  The amendment requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of net income and comprehensive income or two separate consecutive statements.  Either presentation requires the presentation on the face of the financial statements any reclassification adjustments for items that are reclassified from OCI to net income in the statements.  There is no change in what must be reported in OCI or when an item of OCI must be reclassified to net income.  This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  This update will result in additional disclosure, but has no material effect on the Company’s consolidated financial statements.

Broad Transactions

Fair Value Measurements and Disclosures (ASC 820)

      In January 2010, FASB issued guidance (ASU 2010-06) which increased disclosure regarding the fair value of assets.  The key provisions of this guidance include the requirement to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 including a description of the reason for the transfers.  Previously this was only required of transfers between Level 2 and Level 3 assets.  Further, reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities; a class is potentially a subset of the assets or liabilities within a line item in the consolidated statement of financial position.  Additionally, disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements are required for either Level 2 or Level 3 assets.  This portion of the guidance was effective for the Company on January 1, 2010. The guidance also requires disclosure on purchases, sales, issuances and settlements on any Level 3 asset.  In other words, Level 3 assets are presented on a gross basis rather than as one net number.  This last portion of the guidance was effective for the Company January 1, 2011.    Adoption of this portion of the guidance results in increased footnote disclosure to the extent the Company owns Level 3 assets.

      In May 2011, FASB release ASU 2011-04 further converging US GAAP and IFRS by providing common fair value measurement and disclosure requirements.  The amendments in this Update change the wording used to describe the requirements in US GAAP for measuring fair value and for disclosing information about fair value measurements.  These include those that clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements and those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.  This guidance is effective for interim and annual reporting periods beginning after December 15, 2011.  This update may result in additional disclosure and the Company is evaluating the effect on the Company’s consolidated financial statements.

Transfers and Servicing (ASC 860)

      In April 2011, FASB issued ASU 2011-03 regarding repurchase agreements.  In a typical repurchase agreement transaction, an entity transfers financial assets to the counterparty in exchange for cash with an agreement for the counterparty to return the same or equivalent financial assets for a fixed price in the future.  Previous to this update, one of the factors in determining whether sale treatment could be used was whether the transferor maintained effective control of the transferred assets and in order to do so, the transferor must have the ability to repurchase such assets. Based on this update, the Board concluded that the assessment of effective control should focus on a transferor’s contractual rights and obligations with respect to transferred financial assets, rather than whether the transferor has the practical ability to perform in accordance with those rights or obligations.  Therefore, this update removes the transferor’s ability criterion from consideration of effective control.  This update is effective for the first interim or annual period beginning on or after December 15, 2011.  As the Company records repurchase agreements as secured borrowings and not sales, this update will have no effect on the Company’s consolidated financial statements.

2.           AGENCY MORTGAGE-BACKED SECURITIES

      The following tables present the Company’s available-for-sale Agency Mortgage-Backed Securities portfolio as of June 30, 2011 and December 31, 2010 which were carried at their fair value:

June 30, 2011	Freddie Mac	Fannie Mae	Ginnie Mae	Total Agency Mortgage-Backed Securities
	(dollars in thousands)
Mortgage-Backed
Securities, gross	$25,057,495	$65,731,429	$943,757	$91,732,681
Unamortized discount	(12,488)	(16,848)	(401)	(29,737)
Unamortized premium	660,423	2,323,888	33,454	3,017,765
Amortized cost	25,705,430	68,038,469	976,810	94,720,709

Gross unrealized gains	693,858	1,629,067	37,683	2,360,608
Gross unrealized losses	(38,608)	(267,619)	(1,642)	(307,869)

Estimated fair value	$26,360,680	$69,399,917	$1,012,851	$96,773,448

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(dollars in thousands)
Adjustable rate	$9,712,428	$345,634	$(9,086)	$10,048,976

Fixed rate	85,008,281	2,014,974	(298,783)	86,724,472

Total	$94,720,709	$2,360,608	$(307,869)	$96,773,448

December 31, 2010	Freddie Mac	Fannie Mae	Ginnie Mae	Total Agency Mortgage-Backed Securities
	(dollars in thousands)
Mortgage-Backed
Securities, gross	$19,846,543	$54,341,140	$824,029	$75,011,712
Unamortized discount	(14,651)	(18,329)	(403)	(33,383)
Unamortized premium	517,507	1,795,116	26,200	2,338,823
Amortized cost	20,349,399	56,117,927	849,826	77,317,152

Gross unrealized gains	463,471	1,211,324	29,408	1,704,203
Gross unrealized losses	(140,027)	(438,918)	(2,080)	(581,025)

Estimated fair value	$20,672,843	$56,890,333	$877,154	$78,440,330
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(dollars in thousands)
Adjustable rate	$10,954,627	$257,822	$(75,440)	$11,137,009

Fixed rate	66,362,525	1,446,381	(505,585)	67,303,321

Total	$77,317,152	$1,704,203	$(581,025)	$78,440,330

      Actual maturities of Agency Mortgage-Backed Securities are generally shorter than stated contractual maturities because actual maturities of Agency Mortgage-Backed Securities are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.  The following table summarizes the Company’s Agency Mortgage-Backed Securities on June 30, 2011 and December 31, 2010 according to their estimated weighted-average life classifications:

	June 30, 2011		December 31, 2010
	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Weighted-Average Life	(dollars in thousands)

Less than one year	$780,883	$771,339	$915,398	$901,824
Greater than one year and less than five years	71,716,641	69,613,658	59,732,123	58,321,570
Greater than or equal to five years	24,275,924	24,335,712	17,792,809	18,093,758

Total	$96,773,448	$94,720,709	$78,440,330	$77,317,152

      The weighted-average lives of the Agency Mortgage-Backed Securities at June 30, 2011 and December 31, 2010 in the table above are based upon data provided through subscription-based financial information services, assuming constant principal prepayment rates to the reset date of each security.  The prepayment model considers current yield, forward yield, steepness of the yield curve, current mortgage rates, mortgage rate of the outstanding loans, loan age, margin and volatility.  The actual weighted average lives of the Agency Mortgage-Backed Securities could be longer or shorter than estimated.

      The following table presents the gross unrealized losses, and estimated fair value of the Company’s Agency Mortgage-Backed Securities by length of time that such securities have been in a continuous unrealized loss position at June 30, 2011 and December 31, 2010.

	Unrealized Loss Position For: (dollars in thousands)
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

June 30, 2011	$20,911,053	$(302,761)	$172,421	$(5,108)	$21,083,474	$(307,869)
December 31, 2010	$28,608,996	$(577,096)	$166,481	$(3,929)	$28,775,477	$(581,025)

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

      During the quarter and six months ended June 30, 2011, the Company sold $1.6 billion and $4.6 billion of Agency Mortgage-Backed Securities, resulting in a realized gain of $5.9 million and $26.8 million, respectively.  During the quarter and six months ended June 30, 2010, the Company sold $1.4 billion and $3.0 billon of Agency Mortgage-Backed Securities, resulting in a realized gain of $37.8 million and $84.8 million respectively.

      Interest-only securities represent the right to receive a specified portion of the contractual interest flows of the underlying unamortized principal balance of specific Agency securities.  As of June 30, 2011, interest-only securities accounted for under the fair value option had unrealized gains of $276,000 and an amortized cost of $46.5 million.

3.           AGENCY DEBENTURES

      At June 30, 2011, the Company owned Agency debentures with a carrying value of $703.1 million, including an unrealized gain of $141 thousand.  At December 31, 2010, the Company owned Agency debentures with a carrying value of $1.1 billion, including an unrealized gain of $9.7 million.

      For the quarter and six months ended June 30, 2011, the Company sold or had called $125.8 million and $947.6 million, of Agency debentures, resulting in realized gains of $1.4 million and $7.7 million, respectively.  For the quarter and six months ended June 30, 2010, the Company sold or had called $1.2 billion and $1.4 billion of agency debentures, resulting in a realized gain of $1.2 million.

4.            INVESTMENT WITH AFFILIATES, AVAILABLE FOR SALE EQUITY SECURITIES

      All of the Company’s available-for-sale equity securities are shares of Chimera and CreXus and are reported at fair value.  The Company owned approximately 45.0 million shares of Chimera at a fair value of approximately $155.6 million at June 30, 2011 and approximately 45.0 million shares of Chimera at a fair value of approximately $184.9 million at December 31, 2010.  At June 30, 2011, the investment in Chimera had an unrealized gain of $16.8 million.

      On March 29, 2011, the Company acquired an additional 5.0 million shares of CreXus, which settled on April 1, 2011 . The Company owned approximately 9.5 million shares of CreXus at a fair value of approximately $105.9 million at June 30, 2011 and approximately 4.5 million shares of CreXus at a fair value of approximately $59.3 million at December 31, 2010.  At June 30, 2011, the investment in CreXus had an unrealized loss of $19.6 million.

5.           REVERSE REPURCHASE AGREEMENTS

      At June 30, 2011, RCap had outstanding reverse repurchase agreements with non-affiliates of $593.9 million. At December 31, 2010, RCap had outstanding reverse repurchase agreements with non-affiliates of $1.0 billion.  At June 30, 2011, Shannon had outstanding reverse repurchase agreements with non-affiliates of $5.0 million.

6.           FAIR VALUE MEASUREMENTS

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

	Weighted Average Coupon on Fixed Rate Investments	Weighted Average Coupon on Adjustable Rate Investments	Weighted Average Yield on Fixed Rate Investments	Weighted Average Yield on Adjustable Rate Investments	Weighted Average Lifetime Cap on Adjustable Investments	Weighted Average Term to Next Adjustment on Adjustable Rate Investments

At June 30, 2011	4.74%	4.12%	3.83%	3.22%	10.08%	42 months
At December 31, 2010	4.92%	4.28%	4.00%	3.04%	10.16%	39 months

      The estimated fair value of available-for-sale debt and equity securities, U.S. Treasury securities, U.S. Treasury securities sold, not yet purchased, securities borrowed, securities loaned, receivable from prime broker, interest rate swaps, and futures and options contracts is equal to their carrying value presented in the consolidated statements of financial condition.  Cash and cash equivalents, reverse repurchase agreements, receivable for Agency Mortgage-Backed Securities sold, accrued interest and dividends receivable, receivable for advisory and service fees, repurchase agreements with maturities shorter than one year, payable for investments purchased, dividends payable, accounts payable and other liabilities, and accrued interest payable, generally approximates fair value at June 30, 2011 due to the short term nature of these financial instruments.

      The classification of assets and liabilities by level remains unchanged at June 30, 2011, when compared to the year ended December 31, 2010.  The Company’s financial assets and liabilities carried at fair value on a recurring basis are valued as follows:

	Level 1	Level 2	Level 3
At June 30, 2011	(dollars in thousands)
Assets:
Mortgage-Backed Securities	$-	$96,773,448	$-
Agency debentures	-	703,093	-
Available-for-sale-equity securities	261,659	-	-
U.S. Treasury Securities	748,118	-	-
Securities borrowed	-	519,929	-
Other derivative contracts	-	767	-
Liabilities:
Interest rate swaps	-	1,035,215	-
U.S. Treasury securities sold, not yet purchased	491,740	-	-
Securities loaned	-	447,330	-

	Level 1	Level 2	Level 3
At December 31, 2010	(dollars in thousands)
Assets:
Mortgage-Backed Securities	$-	$78,440,330	$-
Agency debentures	-	1,108,261	-
Available-for-sale equity securities	184,879	-	-
U.S. Treasury securities	1,100,447	-	-
Securities borrowed	-	216,676	-
Interest rate swaps	-	2,561	-
Other derivative contracts	2,607	-	-
Liabilities:
Interest rate swaps	-	754,439	-
U.S. Treasury securities sold, not yet purchased	909,462	-	-
Securities loaned	-	217,841	-
Other derivative contracts	-	2,446	-

7.           REPURCHASE AGREEMENTS

      The Company had outstanding $78.4 billion and $65.5 billion of repurchase agreements with weighted average borrowing rates of 1.68% and 1.84%, after giving effect to the Company’s interest rate swaps, and weighted average remaining maturities of 130 days and 127 days as of June 30, 2011 and December 31, 2010, respectively.  Investment Securities and U.S. Treasury Securities pledged as collateral under these repurchase agreements and interest rate swaps had an estimated fair value of $83.1 billion at June 30, 2011 and $69.5 billion at December 31, 2010.

      At June 30, 2011 and December 31, 2010, the repurchase agreements had the following remaining maturities:

	June 30, 2011	December 31, 2010
	(dollars in thousands)
1 day	$6,751,759	$-
2 to 29 days	29,838,769	32,669,341
30 to 59 days	13,627,318	13,767,522
60 to 89 days	5,269,428	4,776,597
90 to 119 days	6,413,382	6,068,376
Over 120 days	16,546,509	8,251,701
Total	$78,447,165	$65,533,537

      The Company did not have an amount at risk greater than 10% of the equity of the Company with any counterparty as of June 30, 2011 or December 31, 2010.

      The Company has entered into long term repurchase agreements which provide the counterparty with the right to call the balance prior to maturity date.  These repurchase agreements totaled $5.2 billion and the fair value of the option to call was ($263.8 million) at June 30, 2011.  The repurchase agreements totaled $5.9 billion and the fair value of the option to call was ($313.2 million) at December 31, 2010.  Management has determined that the call option is not required to be bifurcated as it is deemed clearly and closely related to the debt instrument, therefore the fair value of the option is not recorded in the consolidated financial statements. The long term repurchase agreements are modeled and priced as pay fixed versus receive floating interest rate swaps whereby the fixed receiver has the option to cancel the swap after an initial lockout period.

      Additionally, as of June 30, 2011 and December 31, 2010, the Company has entered into repurchase agreements with a term of over one year.  The amount of the repurchase agreements is $1.0 billion and $500 million and they have an estimated fair value of $1.0 billion and $513.3 million as of June 30, 2011 and December 31, 2010, respectively.

8.       DERIVATIVE INSTRUMENTS

      In connection with the Company’s interest rate risk management strategy, the Company economically hedges a portion of its interest rate risk by entering into derivative financial instrument contracts.  As of June 30, 2011, such instruments are comprised of interest rate swaps, which in effect modify the cash flows on repurchase agreements.  The use of interest rate swaps creates exposure to credit risk relating to potential losses that could be recognized if the counterparties to these instruments fail to perform their obligations under the contracts.  In the event of a default by the counterparty, the Company could have difficulty obtaining its Investment Securities pledged as collateral for swaps.  The Company does not anticipate any defaults by its counterparties

      The purpose of the swaps is to mitigate the risk of rising interest rates that affect the Company’s cost of funds.

      The location and fair value of the Company’s interest rate swaps reported in the Consolidated Statements of Financial Condition as of June 30, 2011 are as follows:

	Location on Consolidated Statements of Financial Condition	Notional Amount	Net Estimated Fair Value/Carrying Value
	(dollars in thousands)
June 30, 2011	Assets	$-	$-
June 30, 2011	Liabilities	$35,525,230	$(1,035,215)
December 31, 2010	Assets	$200,000	$2,561
December 31, 2010	Liabilities	$26,882,460	$(754,439)

      The effect of the Company’s interest rate swaps on the Consolidated Statements of Operations and Comprehensive Income is as follows:

	Location on Consolidated Statements of Operations and Comprehensive Income
	Realized Gains (Loss) Recognized on Interest Rate Swaps*	Unrealized Gains (Losses) on Interest Rate Swaps
	(dollars in thousands)
For the Quarter Ended June 30, 2011	($216,760)	($466,943)
For the Quarter Ended June 30, 2010	($175,535)	($593,038)
For the Six Months Ended June 30, 2011	($422,908)	($297,635)
For the Six Months Ended June 30, 2010	($356,373)	($709,770)

* Net interest payments on interest rate swaps is presented in the Company’s consolidated statement of operations as realized gains (losses) on interest rate swaps.

      The weighted average pay rate at June 30, 2011 was 2.79% and the weighted average receive rate was 0.21%.  The weighted average pay rate at June 30, 2010 was 3.48% and the weighted average receive rate was 0.38%.  Without netting the market value of the swaps by dealer at June 30, 2011, the gross unrealized loss on interest rate swaps was $1.0 billion, with a notional amount of $32.4 billion, and the gross unrealized gain on interest rate swaps was $23.2 million, with a notional amount of $3.2 billion.  Without netting the market value of the swaps by dealer at June 30, 2010, the gross unrealized loss on interest rate swaps was $820.0 million, with a notional amount of $23.2 billion, and the gross unrealized gain on interest rate swaps was $68.2 million, with a notional amount of $3.9 billion.

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

9.     CONVERTIBLE SENIOR NOTES

      In 2010, Company issued $600.0 million in aggregate principal amount of its 4% convertible senior notes due 2015 (“Convertible Senior Notes”) for net proceeds following underwriting expenses of approximately $582.0 million.  Interest on the Convertible Senior Notes is paid semi-annually at a rate of 4% per year and the Convertible Senior Notes will mature on February 15, 2015 unless earlier repurchased or converted.  The Convertible Senior Notes are convertible into shares of Common Stock at an initial conversion rate and conversion rate at June 30, 2011 of 46.6070 and 58.0576 shares of Common Stock per $1,000 principal amount of Convertible Senior Notes, which is equivalent to an initial conversion price of approximately $21.4560 and $17.2243 per share of Common Stock, respectively, subject to adjustment in certain circumstances.  The market value at June 30, 2011 and December 31, 2010 was $710.4 million and $699.2 million, respectively, based on closing price.

10.    PREFERRED STOCK AND COMMON STOCK

      (A) Common Stock Issuances

      The Company amended its charter to increase the number of authorized shares of capital stock, par value $0.01 per share, from 1,000,000,000 shares to 2,000,000,000 shares, consisting of 1,987,987,500 shares classified as “Common Stock,” 7,412,500 shares classified as “7.875% Series A Cumulative Redeemable Preferred Stock,” and 4,600,000 shares classified as “6.00% Series B Cumulative Convertible Preferred Stock” (the “Charter Amendment”).  The Charter Amendment became effective June 23, 2011.

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

      On July 13, 2010, the Company entered into an agreement pursuant to which it sold 60,000,000 shares of its common stock for net proceeds following expenses of approximately $1.0 billion. This transaction settled on July 19, 2010.

      During the quarter and six months ended June 30, 2011, 279,127 options and 462,470 options were exercised for an aggregate exercise price of $3.7 million and $6.1 million, respectively, and 324,674 shares and 328,550 shares were granted under the Long-Term Stock Incentive Plan (“Incentive Plan”), respectively.  During the quarter and six months ended June 30, 2010, 57,000 options and 148,000 options were exercised under the Incentive Plan for an aggregate exercise price of $753,000 and $1.8 million, respectively.

      During the quarter and six months ended June 30, 2011, 1,000 shares and 3,000 shares of Series B Preferred Stock were converted into 2,732 shares and 8,045 shares of common stock, respectively.  During the six months ended June 30, 2010, 645 shares of Series B Preferred Stock were converted into 1,511 shares of common stock. There were no conversions of Series B Preferred Stock into shares of common stock during the quarter ended June 30, 2010.

      During the quarter and six months ended June 30, 2011, the Company raised $454.6 million and $455.7 million by issuing 26,090,380 shares and 26,154,175 shares through the Direct Purchase and Dividend Reinvestment Program, respectively.  During the quarter and six months ended June 30, 2010, the Company raised $640,000 and $116.2 million by issuing 38,000 shares and 6.5 million shares, through the Direct Purchase and Dividend Reinvestment Program.

      (B) Preferred Stock

      At June 30, 2011 and December 31, 2010, the Company had issued and outstanding 7,412,500 shares of Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”), with a par value $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The Series A Preferred Stock must be paid a dividend at a rate of 7.875% per year on the $25.00 liquidation preference before the common stock is entitled to receive any dividends. The Series A Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not declared) exclusively at the Company's option commencing on April 5, 2009 (subject to the Company's right under limited circumstances to redeem the Series A Preferred Stock earlier in order to preserve its qualification as a REIT). The Series A Preferred Stock is senior to the Company's common stock and is on parity with the Series B Preferred Stock with respect to dividends and distributions, including distributions upon liquidation, dissolution or winding up. The Series A Preferred Stock generally does not have any voting rights, except if the Company fails to pay dividends on the Series A Preferred Stock for six or more quarterly periods (whether or not consecutive). Under such circumstances, the Series A Preferred Stock, together with the Series B Preferred Stock, will be entitled to vote to elect two additional directors to the Board, until all unpaid dividends have been paid or declared and set apart for payment. In addition, certain material and adverse changes to the terms of the Series A Preferred Stock cannot be made without the affirmative vote of holders of at least two-thirds of the outstanding shares of Series A Preferred Stock and Series B Cumulative Convertible Preferred Stock (“Series B Preferred Stock”). Through June 30, 2011, the Company had declared and paid all required quarterly dividends on the Series A Preferred Stock.

      At June 30, 2011 and December 31, 2010, the Company had issued and outstanding 1,649,047 and 1,652,047, respectively, shares of Series B Preferred Stock, with a par value $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The Series B Preferred Stock must be paid a dividend at a rate of 6% per year on the $25.00 liquidation preference before the common stock is entitled to receive any dividends.

      The Series B Preferred Stock is not redeemable. The Series B Preferred Stock is convertible into shares of common stock at a conversion rate that adjusts from time to time upon the occurrence of certain events, including if the Company distributes to its common shareholders in any calendar quarter cash dividends in excess of $0.11 per share. Initially, the conversion rate was 1.7730 shares of common shares per $25 liquidation preference.   At June 30, 2011, the conversion ratio was 2.8152 shares of common stock per $25 liquidation preference.  Commencing April 5, 2011, the Company has the right in certain circumstances to convert each Series B Preferred Stock into a number of common shares based upon the then prevailing conversion rate. The Series B Preferred Stock is also convertible into common shares at the option of the Series B preferred shareholder at anytime at the then prevailing conversion rate. The Series B Preferred Stock is senior to the Company's common stock and is on parity with the Series A Preferred Stock with respect to dividends and distributions, including distributions upon liquidation, dissolution or winding up. The Series B Preferred Stock generally does not have any voting rights, except if the Company fails to pay dividends on the Series B Preferred Stock for six or more quarterly periods (whether or not consecutive). Under such circumstances, the Series B Preferred Stock, together with the Series A Preferred Stock, will be entitled to vote to elect two additional directors to the Board, until all unpaid dividends have been paid or declared and set apart for payment. In addition, certain material and adverse changes to the terms of the Series B Preferred Stock cannot be made without the affirmative vote of holders of at least two-thirds of the outstanding shares of Series B Preferred Stock and Series A Preferred Stock. Through June 30, 2011, the Company had declared and paid all required quarterly dividends on the Series B Preferred Stock.  During the quarter and six months ended June 30, 2011, 1,000 and 3,000 shares of Series B Preferred Stock were converted into 2,732 and 8,045 shares of common stock, respectively.  During the six months ended June 30, 2010, 645 shares of Series B Preferred Stock were converted into 1,511 shares of common stock. There were no conversions of Series B Preferred Stock into shares of common stock during the quarter ended June 30, 2010.

      (C) Distributions to Shareholders

      During the quarter and six months ended June 30, 2011, the Company declared dividends to common shareholders totaling $540.0 million or $0.65 per share and $1.0 billion or $1.27 per share, respectively, which $540.0 million was paid to shareholders on July 28, 2011.  During the quarter and six months ended June 30, 2011, the Company declared dividends to Series A Preferred shareholders totaling approximately $3.6 million or $0.4922 per share and $7.3 million or $0.9844 per share, and Series B shareholders totaling approximately $618 thousand or $0.375 per share and approximately $1.2 million or $0.750 per share, respectively.

      During the quarter and six months ended June 30, 2010, the Company declared dividends to common shareholders totaling $380.6 million or $0.68 per share and $744.4 million or $1.33 per share, respectively, of which $380.6 million was paid to shareholders on July 29, 2010.  During the quarter and six months ended June 30, 2010, the Company declared dividends to Series A Preferred shareholders totaling approximately $3.6 million or $0.4922 per share and $7.3 million or $0.9844 per share and Series B shareholders totaling approximately $976,000 or $0.375 per share and $2.0 million or $0.75, respectively.

11.           NET INCOME PER COMMON SHARE

      The following table presents a reconciliation of the net income and shares used in calculating basic and diluted earnings per share for the quarters and six months ended June 30, 2011 and 2010.

	For the Quarters Ended		For the Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Net income	$120,817	$(218,229)	$820,712	$62,836
Less: Preferred stock dividends	4,267	4,625	8,534	9,250
Net income available to common shareholders, prior to adjustment for dilutive potential common shares, if necessary	$116,550	$(222,854)	$812,178	$53,586
Add: Preferred Series B dividends, if Series B shares are dilutive	618	-	1,237	-
Add: Interest on Convertible Senior Notes, if Notes are dilutive	-	-	12,000	-
Net income available to common shareholders, as adjusted	$117,168	$(222,854)	$825,415	$53,586

Weighted average shares of common stock outstanding-basic	822,623	559,701	787,713	557,360
Add: Effect of dilutive stock options	490	-	432	58
Add: Series B Cumulative Convertible Preferred Stock, if dilutive	4,642	-	4,642	-
Add: Convertible Senior Notes, if dilutive	-	-	34,835	-
Weighted average shares of common stock outstanding-diluted	827,755	559,701	827,622	557,418

      Options to purchase 572,000 and 572,000 shares of common stock, were outstanding and considered anti-dilutive as their exercise price exceeded the average stock price for the quarter and six months ended June 30, 2011. Options to purchase 1.8 million and 1.1 million shares of common stock were outstanding and considered anti-dilutive as their exercise price exceeded the average stock price for the quarter and six months ended June 30, 2010, respectively.

12.         LONG-TERM STOCK INCENTIVE PLANS

      The Company has adopted the 2010 Equity Incentive Plan, which authorizes the Compensation Committee of the board of directors to grant options, stock appreciation rights, dividend equivalent rights, or other share-based award, including restricted shares up to an aggregate of 25,000,000 shares, subject to adjustments as provided in the 2010 Equity Incentive Plan.  On June 27, 2011 the Company granted to each non-management director of the Company options to purchase 1,250 shares of the Company’s common stock under the 2010 Equity Incentive Plan.  The stock options were issued at the current market price on the date of grant and immediately vested with a contractual term of 5 years.  The grant date fair value is calculated using the Black-Scholes option valuation model.  The Company had adopted a long term stock incentive plan for executive officers, key employees and non-employee directors (the “Prior Plan”).  The Prior Plan authorized the Compensation Committee of the board of directors to grant awards, including non-qualified options as well as incentive stock options as defined under Section 422 of the Code.  The Prior Plan authorized the granting of options or other awards for an aggregate of the greater of 500,000 shares or 9.5% of the diluted outstanding shares of the Company’s common stock, up to ceiling of 8,932,921 shares.  No further awards will be made under the Prior Plan, although existing awards will remain effective.

     Stock options were issued at the market price on the date of grant, subject to an immediate or four year vesting in four equal installments with a contractual term of 5 or 10 years.  During the quarter ended June 30, 2011, the Company granted 325,000 restricted shares that vest over four years.  The grant date fair value was calculated using the Black-Scholes option valuation model for options and stock grants.

	For the Six Months Ended
	June 30, 2011		June 30, 2010
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding at the beginning of period	6,891,975	$15.20	7,271,503	$15.20
Granted	7,500	18.67	7,500	17.24
Exercised	(462,470)	13.22	(147,579)	12.27
Forfeited	-	-	(7,725)	15.30
Expired	(3,750)	12.15	(6,250)	18.26
Options outstanding at the end of period	6,433,255	$15.49	7,117,449	$15.25
Options exercisable at the end of the period	4,411,630	$16.06	3,785,774	$16.01

      The weighted average remaining contractual term was approximately 6.0 years for stock options outstanding and approximately 5.3 years for stock options exercisable as of June 30, 2011.  As of June 30, 2011, there was approximately $6.4 million of total unrecognized compensation cost related to nonvested share-based compensation awards.  That cost is expected to be recognized over a weighted average period of 1.6 years.

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

      During the quarter and six months ended June 30, 2011, the Company’s taxable REIT subsidiaries recorded $2.7 million and $6.8 million of income tax expense for income attributable to those subsidiaries, and the portion of earnings retained based on Code Section 162(m) limitations.  During the quarter and six months ended June 30, 2011, the Company recorded $10.1 million and $19.5 million of income tax expense for a portion of earnings retained based on Section 162(m) limitations.

      During the quarter and six months ended June 30, 2010, the Company’s taxable REIT subsidiaries recorded $1.7 million and $3.0 million, of income tax expense for income attributable to those subsidiaries, and the portion of earnings retained based on Code Section 162(m) limitations.  During the quarter and six months ended June 30, 2010, the Company recorded $7.1 million and $13.2 million, of income tax expense for a portion of earnings retained based on Section 162(m) limitations.

      The Company files tax returns in several U.S jurisdictions, including New York State and New York City. The 2007 through 2010 tax year remains open to U.S. federal, state and local tax examinations.

      The effective tax rates of 52% were calculated based on the Company’s estimated taxable income after dividends paid deduction and differ from the federal statutory rate as a result of state and local taxes and permanent difference pertaining to employee remuneration as discussed above.

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

14.           LEASE COMMITMENTS AND CONTINGENCIES

Commitments

      The Company has a non-cancelable lease for office space which commenced in May 2002 and expires in December 2015. Additionally, on January 1, 2011 the Company acquired additional office space. Merganser has a non-cancelable lease for office space, which commenced on May 2003 and expires in May 2014.  Merganser subleases a portion of its leased space to a subtenant.  FIDAC has a lease for office space which commenced in October 2010 and expires in February 2016. FIDAC UK has a lease for office space that expires in March 2019, which FIDAC UK has the right to terminate early in either March 2012 or March 2014 by providing six months notice to the lessor.  The Company’s aggregate future minimum lease payments total $10.1 million.   The following table details the lease payments.

Year Ending December	Lease Commitment	Sublease Income	Net Amount
	(dollars in thousands)
2011 (remaining)	$1,501	$85	$1,416
2012	3,005	70	2,935
2013	3,006	-	3,006
2014	2,522	-	2,522
2015	161	-	161
Later years	27	-	27
	$10,222	$155	$10,067

Contingencies

From time to time, the Company is involved in various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company’s consolidated financial statements and therefore no accrual is required as of June 30, 2011 and 2010.

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

      The Company seeks to manage the extent to which net income changes as a function of changes in interest rates by matching adjustable-rate assets with variable-rate borrowings.  The Company may seek to mitigate the potential impact on net income of periodic and lifetime coupon adjustment restrictions in the portfolio of interest earning assets by entering into interest rate agreements such as interest rate caps and interest rate swaps. As of June 30, 2011 and December 31, 2010, the Company entered into interest rate swaps to pay a fixed rate and receive a floating rate of interest, with a total notional amount of $35.5 billion and $27.1 billion, respectively.

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

      As a self clearing, registered broker dealer, RCap is subject to the minimum net capital requirements of the Financial Industry Regulatory Authority (“FINRA”).  As of June 30, 2011 RCap had a minimum net capital requirement of $2.5 million and would be required to notify FINRA if capital was to fall below the early warning threshold of $3 million.  RCap consistently operates with capital significantly in excess of its regulatory capital requirements. RCap’s regulatory net capital as defined by SEC Rule 15c3-1, as of June 30, 2011 was $260.8 million with excess net capital of $258.3 million.

17.         SUBSEQUENT EVENTS

      On July 11, 2011, the Company entered into an underwriting agreement pursuant to which it sold 138,000,000 shares of its common stock for net proceeds following expenses of approximately $2.4 billion. This transaction settled on July 15, 2011.

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

All references to “we,” “us,” or “our” mean Annaly Capital Management, Inc. and all entities owned by us, except where it is made clear that the term means only the parent company.  The following defines certain of the commonly used terms in this quarterly report on Form 10-Q:  Agency mortgage-backed securities refers to residential mortgage-backed securities that are issued or guaranteed by a federally chartered corporation, such as Fannie Mae or Freddie Mac, or an agency of the U.S. Government, such as Ginnie Mae; Investment Securities refers to Agency mortgage-backed securities, Agency debentures and corporate debt securities; and interest earning assets refers to Investment Securities, reverse repurchase agreements, securities borrowed and U.S. Treasury Securities.

Overview

      We own, manage, and finance a portfolio of real estate related investments, including mortgage pass-through certificates, collateralized mortgage obligations (or CMOs), Agency callable debentures, and other securities representing interests in or obligations backed by pools of mortgage loans.  Our principal business objective is to generate net income for distribution to our stockholders from the spread between the interest income on our interest-earning assets and the costs of borrowing to finance our acquisition of interest-earning assets and from dividends we receive from our subsidiaries.  Our wholly-owned subsidiaries offer diversified real estate, asset management and other financial services.  FIDAC and Merganser are our wholly-owned taxable REIT subsidiaries that are registered investment advisors that generate advisory and service fee income.  RCap is our wholly-owned broker dealer taxable REIT subsidiary which generates fee income.  We also own an investment fund and subsidiaries engaged in corporate middle market lending transactions, providing warehouse financing to residential mortgage originators and providing advice on commercial real estate transactions, including sale-leaseback and single tenant net leased properties across Europe.

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

      The results of our operations are affected by various factors, many of which are beyond our control.  Our results of operations primarily depend on, among other things, our net interest income, the market value of our assets and the supply of and demand for such assets.  Our net interest income, which reflects the amortization of purchase premiums and accretion of discounts, varies primarily as a result of changes in interest rates, borrowing costs and prepayment speeds, the behavior of which involves various risks and uncertainties.  Prepayment speeds, as reflected by the Constant Prepayment Rate, or CPR, and interest rates vary according to the type of investment, conditions in financial markets, competition and other factors, none of which can be predicted with any certainty.  In general, as prepayment speeds on our Agency mortgage-backed securities portfolio increase, related purchase premium amortization increases, thereby reducing the net yield on such assets.  The CPR on our Agency mortgage-backed securities portfolio averaged 11%, and 32% for the quarters ended June 30, 2011 and 2010, respectively.  Since changes in interest rates may significantly affect our activities, our operating results depend, in large part, upon our ability to effectively manage interest rate risks and prepayment risks while maintaining our status as a REIT.

      The table below provides quarterly information regarding our average balances, interest income, yield on assets, economic interest expense, cost of funds, economic net interest income and net interest rate spreads for the quarterly periods presented.

	Average Interest Earning Assets (1)	Total Interest Income	Yield on Average Interest Earning Assets	Average Interest- Bearing Liabilities	Economic Interest Expense (2)	Average Cost of Funds	Economic Net Interest Income (3)	Net Interest Rate Spread
	(ratios for the quarters have been annualized, dollars in thousands)
Quarter Ended June 30, 2011	$94,696,473	$957,068	4.04%	$83,042,390	$330,080	1.59%	$626,988	2.45%
Quarter Ended March 31, 2011	$89,190,290	$844,048	3.79%	$79,235,324	$321,604	1.62%	$522,444	2.17%
Quarter Ended December 31, 2010	$74,749,528	$682,087	3.65%	$67,448,046	$304,013	1.80%	$378,074	1.85%
Quarter Ended September 30, 2010	$69,242,085	$702,976	4.06%	$62,034,137	$302,568	1.95%	$400,408	2.11%
Quarter Ended June 30, 2010	$61,952,037	$643,682	4.16%	$56,190,308	$280,242	2.00%	$363,440	2.16%
Quarter Ended March 31, 2010	$61,983,900	$654,389	4.22%	$55,298,875	$276,509	2.00%	$377,880	2.22%

(1)	Does not reflect unrealized gains/ (losses).
(2)	Economic interest expense includes interest expense on interest rate swaps.
(3)	Economic net interest income includes interest expense on interest rate swaps.

      The following table presents the CPR experienced on our Agency mortgage-backed securities portfolio, on an annualized basis, for the quarterly periods presented.

Quarter Ended	CPR
June 30, 2011	11%
March 31, 2011	17%
December 31, 2010	23%
September 30, 2010	20%
June 30, 2010	32%

      We continue to explore alternative business strategies, alternative investments and other strategic initiatives to complement our core business strategy of investing, on a leveraged basis, in high quality Investment Securities.  No assurance, however, can be provided that any such strategic initiative will or will not be implemented in the future.

      For the purposes of computing ratios relating to equity measures, throughout this report, equity includes Series B preferred stock, which has been treated under GAAP as temporary equity.   For the purpose of computing net interest income and ratios relating to cost of fund measures throughout the remainder of this report, interest expense includes interest expense on interest rate swaps, which is classified in the Consolidated Statements of Operations and Comprehensive Income (Loss) as Realized loss on interest rate swaps.  Interest rate swaps are used to hedge the increase in interest paid on repurchase agreements.  Presenting the contractual interest payments on interest rate swaps with the interest paid on interest-bearing liabilities, reflects total contractual interest payments.  This presentation depicts the economic value of our investment strategy.  Interest expense, including interest payments on interest rate swaps is referred to as economic interest expense.  Net interest income, including interest payments on interest rate swaps is referred to as economic net interest income.

Results of Operations:

      Net Income Summary

      For the quarter ended June 30, 2011, our net income was $120.8 million or $0.14 basic income per average share related to common shareholders, as compared to net loss of $218.2 million or $0.40 basic net loss per average share for the quarter ended June 30, 2010.  Net income per average share increased by $0.54 per average share available to common shareholders and total net income increased $339.0 million for the quarter ended June 30, 2011, when compared to the quarter ended June 30, 2010.  We attribute the increase in net income for the quarter ended June 30, 2011 from the quarter ended June 30, 2010 to the decrease in unrealized losses on interest rate swaps of $466.9 million for the quarter ended June 30, 2011, as compared to an unrealized loss related to interest rate swaps of $593.0 million for the quarter ended June 30, 2010.  Net income also increased due to a $313.4 million increase in interest income.

      For the six months ended June 30, 2011, our net income was $820.7 million, or $1.03 net income per average share available to common shareholders, as compared to net income of $62.8 million, or $0.10 net income per average share available to common shareholders for the six months ended June 30, 2010.  We attribute the increase in net income for the six months ended June 30, 2011 from the six months ended June 30, 2010 to unrealized loss related to interest rate swaps of $297.6 million for the six months ended June 30, 2011, as compared to an unrealized loss related to interest rate swaps of $709.7 million for the six months ended June 30, 2010.

      The table below presents the net income summary for the quarters and six months ended June 30, 2011 and 2010.

Net Income Summary
(dollars in thousands, except for per share data)

	For the Quarters Ended		For the Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Interest income:
Investments	$948,703	$642,782	$1,786,583	$1,296,717
U.S. Treasury Securities	6,497	40	11,322	40
Securities loaned	1,868	860	3,211	1,314
Total interest income	957,068	643,682	1,801,116	1,298,071

Interest expense:
Repurchase agreements	100,164	96,975	202,766	189,064
Convertible Senior Notes	6,900	6,966	13,667	10,161
U.S. Treasury Securities sold, not yet purchased	4,772	24	9,758	24
Securities borrowed	1,484	742	2,585	1,129
Total interest expense	113,320	104,707	228,776	200,378

Net interest income	843,748	538,975	1,572,340	1,097,693

Other income (loss):
Investment advisory and other fee income	20,710	13,863	37,917	26,409
Net gains (losses) on sales of Mortgage-Backed Securities and agency Debentures	7,336	39,041	34,521	86,003
Dividend income	8,230	7,330	14,527	15,294
Net gains (losses) on trading assets	(5,712)	77	13,100	77
Net gains (losses) on interest-only Mortgage-Backed Securities	276	-	276	-
Income (expense) from underwriting	(77)	500	2,827	500
Subtotal	30,763	60,811	103,168	128,283
Realized gains (losses) on interest rate swaps(1)	(216,760)	(175,535)	(422,908)	(356,373)
Unrealized gains (losses) on interest rate swaps	(466,943)	(593,038)	(297,635)	(709,770)
Subtotal	(683,703)	(768,573)	(720,543)	(1,066,143)
Total other income (loss)	(652,940)	(707,762)	(617,375)	(937,860)

Expenses:
Distribution fees	-	-	-	360
General and administrative expenses	57,229	41,540	109,056	81,561
Total expenses	57,229	41,540	109,056	81,921

Income (loss) before income taxes and income from equity method investment in affiliate	133,579	(210,327)	845,909	77,912

Income taxes	(12,762)	(8,837)	(26,337)	(16,151)

Income (loss) from equity method investment in affiliate	-	935	1,140	1,075

Net income (loss)	120,817	(218,229)	820,712	62,836

Dividends on preferred stock	4,267	4,625	8,534	9,250

Net income (loss) available (related) to common shareholders	$116,550	$(222,854)	$812,178	$53,586

Weighted average number of basic common shares outstanding	822,623,370	559,700,836	787,712,527	557,360,358
Weighted average number of diluted common shares outstanding	827,754,731	559,700,836	827,622,301	557,418,175

Basic net income per average common share	$0.14	$(0.40)	$1.03	$0.10
Diluted net income per average common share	$0.14	$(0.40)	$1.00	$0.10

Average total assets	$99,492,308	$73,113,499	$94,003,737	$71,867,729
Average equity	$13,431,161	$9,670,184	$12,255,751	$9,652,841

Return on average total assets	0.49%	(1.19%)	1.75%	0.18%
Return on average equity	3.60%	(9.03%)	13.39%	0.65%

(1)	Interest expense related to the Company’s interest rate swaps is recorded in realized gains (losses) on interest rate swaps on the Consolidated Statement of Operations and Comprehensive Income (Loss).

      Interest Income and Average Earning Asset Yield

      We had average interest earning assets of $94.7 billion and $62.0 billion for the quarters ended June 30, 2011 and June 30, 2010, respectively. While our average interest earning assets increased period-over-period by $32.7 million, the yield on our average interest earning assets decreased from 4.16% at June 30, 2010 to 4.04% at June 30, 2011. Additionally, the prepayment speeds decreased to an average of 11% CPR for the quarter ended June 30, 2011 from an average of 32% for the quarter ended June 30, 2010. The positive impact of the increase in average interest earning assets and decrease in prepayment speeds exceeded the negative impact of the 12 basis point decrease in yield on average interest earning assets, resulting in a $313.4 million increase in interest income.

      We had average earning assets of $91.9 billion and $62.0 billion for the six months ended June 30, 2011 and 2010, respectively.  Our interest income was $1.8 billion for the six months ended June 30, 2011 and $1.3 billion for the six months ended June 30, 2010.  The yield on average interest earning assets decreased from 4.19% for the six months ended June 30, 2010 to 3.92% for the six months ended June 30, 2011.  While our average earning asset balance increased by $29.9 billion, the yield on average investment securities declined by 27 basis points.  Additionally, the prepayment speeds decreased to an average of 14% CPR for the six months ended June 30, 2011 from an average of 33% for the six months ended June 30, 2010. The positive impact of the increase in average interest earning assets and decrease in prepayment speeds exceeded the negative impact of the 19 basis point decrease in yield on average interest earning assets, resulting in a $503.0 million increase in interest income.

      Economic Interest Expense and the Cost of Funds

      Our largest expense is the cost of borrowed funds.  We had average borrowed funds of $83.0 billion and total economic interest expense of $330.1 million, which includes $216.8 million  in interest paid on interest rate swaps, for the quarter ended June 30, 2011.  We had average borrowed funds of $56.2 billion and total economic interest expense of $280.2 million, which includes $175.5 million in interest paid on interest rate swaps, for the quarter ended June 30, 2010.  Our average cost of funds was 1.59%, including interest paid on interest rate swaps, for the quarter ended June 30, 2011 and 2.00% for the quarter ended June 30, 2010. The cost of funds rate decreased by 41 basis points and the average borrowed funds increased by $26.8 billion for the quarter ended June 30, 2011, when compared to the quarter ended June 30, 2010. Economic interest expense, including interest paid on interest rate swaps, for the quarter ended June 30, 2011 increased by $49.9 million when compared to the quarter ended June 30, 2010, due to the increase in interest-bearing liabilities.  Our average cost of funds was 1.39% above average one-month LIBOR and 1.17% above average six-month LIBOR for the quarter ended June 30, 2011.

      We had average borrowed funds of $81.1 billion and economic interest expense of $651.7 million, which includes interest paid on interest rate swaps, for the six months ended June 30, 2011.  We had average borrowed funds of $55.7 billion and economic interest expense, which includes interest paid on interest rate swaps, of $556.8 million for the six months ended June 30, 2010.  Our average cost of funds was 1.61% for the six months ended June 30, 2011 and 2.00% for the six months ended June 30, 2010.  Economic interest expense, which includes interest paid on interest rate swaps, for the six months ended June 30, 2011 increased by $94.9 million when compared to the six months ended June 30, 2010, due to the increase in economic interest-bearing liabilities.

      The table below shows our average borrowed funds and average cost of funds as compared to average one-month and average six-month LIBOR for the quarters ended June 30, 2011, March 31, 2011, the year ended December 31, 2010 and four quarters in 2010.

Average Cost of Funds
(Quarterly ratios have been annualized, dollars in thousands)
	Average Borrowed Funds	Borrowed Funds at Period End	Economic Interest Expense(1)	Average Cost of Funds	Average One Month LIBOR	Average Six- Month LIBOR	Average One-Month LIBOR Relative to Average Six-Month LIBOR	Average Cost of Funds Relative to Average One-Month LIBOR	Average Cost of Funds Relative to Average Six-Month LIBOR
For the Quarter Ended June 30, 2011	$83,042,390	$79,986,235	$330,080	1.59%	0.20%	0.42%	(0.22%)	1.39%	1.17%
For the Quarter Ended March 31, 2011	$79,235,324	$81,732,664	$321,604	1.62%	0.26%	0.46%	(0.20%)	1.36%	1.16%
For the Year Ended December 31, 2010	$60,242,842	$67,260,840	$1,163,332	1.93%	0.27%	0.52%	(0.25%)	1.66%	1.41%
For the Quarter Ended December 31, 2010	$67,448,046	$67,260,840	$304,013	1.80%	0.26%	0.45%	(0.19%)	1.54%	1.35%
For the Quarter Ended September 30, 2010	$62,034,137	$62,583,593	$302,568	1.95%	0.29%	0.59%	(0.30%)	1.66%	1.36%
For the Quarter Ended June 30, 2010	$56,190,308	$57,255,284	$280,242	2.00%	0.32%	0.63%	(0.31%)	1.68%	1.37%
For the Quarter Ended March 31, 2010	$55,298,875	$54,444,857	$276,509	2.00%	0.23%	0.40%	(0.17%)	1.77%	1.60%
(1)	Interest expense includes interest expense on interest rate swaps.

Economic Net Interest Income

      Our economic net interest income, including interest paid on interest rate swaps, increased by $263.5 million for the quarter ended June 30, 2011, as compared to the quarter ended June 30, 2010, because of the increase in average interest earning assets.  Our net interest rate spread for the quarter ended June 30, 2011 was 2.45%, which was 29 basis points more than the interest rate spread for the quarter ended June 30, 2010 of 2.16%.  This 29 basis point increase in interest rate spread for second quarter of 2011 over the spread for second quarter of 2010 was the result of the decrease in average yield on average interest earning assets of 12 basis points and a decrease in the average cost of funds of 41 basis points.

      Our net economic interest income, including interest paid on interest rate swaps, totaled $1.1 billion for the six months ended June 30, 2011, and $741.3 million for the six months ended June 30, 2010.  Our net interest income increased by $408.1 million for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010, because of the increase in interest earning assets and the increased interest rate spread.  Our net interest rate spread for the six months ended June 30, 2011 was 2.31%, as compared to 2.19% for the six months ended June 30, 2010.

      The table below shows our economic net interest income by average interest earning assets held, total interest income, yield on average interest earning assets, average balance of repurchase agreements, interest expense, average cost of funds, economic net interest income, and net interest rate spread for the quarter ended June 30, 2011, March 31, 2011, the year ended December 31, 2010 and four quarters in 2010.

Economic Net Interest Income
 (Quarterly ratios have been annualized, dollars in thousands)

	Average Interest Earning Assets	Total Interest Income	Yield on Average Interest Earning Assets	Average Borrowed Funds	Economic Interest Expense(1)	Average Cost of Funds	Economic Net Interest Income(1)	Net
For the Quarter Ended June 30, 2011	$94,696,473	$957,068	4.04%	$83,042,390	$330,080	1.59%	$626,988	2.45%
For the Quarter Ended March 31, 2011	$89,190,290	$844,048	3.79%	$79,235,324	$321,604	1.62%	$522,444	2.17%
For the Year Ended December 31, 2010	$66,981,887	$2,683,134	4.01%	$60,242,842	$1,163,332	1.93%	$1,519,802	2.08%
For the Quarter Ended December 31, 2010	$74,749,528	$682,087	3.65%	$67,448,046	$304,013	1.80%	$378,074	1.85%
For the Quarter Ended September 30, 2010	$69,242,085	$702,976	4.06%	$62,034,137	$302,568	1.95%	$400,408	2.11%
For the Quarter Ended June 30, 2010	$61,952,037	$643,682	4.16%	$56,190,308	$280,242	2.00%	$363,440	2.16%
For the Quarter Ended March 31, 2010	$61,983,900	$654,389	4.22%	$55,298,875	$276,509	2.00%	$377,880	2.22%

(1)	Economic interest expense and economic net interest income include interest expense on interest rate swaps.

      Investment Advisory and Other Fee Income

      FIDAC and Merganser are registered investment advisors specializing in managing fixed income securities.  Net investment advisory and fees for the quarters ended June 30, 2011 and 2010 totaled $20.7 million and $13.9 million, respectively, net of fees paid to third parties pursuant to distribution service agreements for facilitating and promoting distribution of shares or units to FIDAC’s clients. Net investment advisory and fees for the six months ended June 30, 2011 and 2010 totaled $37.9 million and $26.0 million, respectively, net of fees paid to third parties pursuant to distribution service agreements for facilitating and promoting distribution of shares or units to FIDAC’s clients.

      Gains and Losses on Sales of Agency Mortgage-Backed Securities and Agency Debentures

      For the quarter ended June 30, 2011, we disposed of Agency mortgage-backed securities and agency debentures with a carrying value of $1.7 billion for an aggregate net gain of $7.3 million.  For the quarter ended June 30, 2010 we disposed of Agency mortgage-backed securities and agency debentures with a carrying value of $1.9 billion for an aggregate net gain of $39.0 million.   We do not expect to sell assets on a frequent basis, but may from time to time sell existing assets to acquire new assets, which our management believes might have higher risk-adjusted returns, or to manage our balance sheet as part of our asset/liability management strategy.

      For the six months ended June 30, 2011, we disposed of Agency mortgage-backed securities and agency debentures with a carrying value of $5.6 billion for an aggregate net gain of $34.5 million.  For the six months ended June 30, 2010, we disposed of Agency Mortgage-Backed Securities and agency debentures with a carrying value of $3.5 billion for an aggregate net gain of $86.0 million.

      Dividend Income from Available-For-Sale Equity Securities

      Dividend income from our investment in Chimera Investment Corporation (or Chimera) was $5.8 million and $12.1 million for the quarter and the six months ended June 30, 2011, as compared to $7.3 million and $15.3 million for the quarter and the six months ended June 30, 2010.

      Dividend income from our investment in CreXus Investment Corporation (or CreXus) was $2.4 million for the quarter ended June 30, 2011

      Dividend income totaled $8.2 and $14.5 million for the quarter and the six months ended June 31, 2011, as compared to $7.3 million and $15.3 million for the quarter and the six months ended June 30, 2010.

      General and Administrative Expenses

      General and administrative, or G&A expenses, were $57.2 million and $109.1 million for the quarter and six months ended June 30, 2011, respectively, compared to $41.5 million and $81.6 million for the quarter and six months ended June 30, 2010, respectively. G&A expenses as a percentage of average total assets was 0.23% and 0.23% for the quarters ended June 30, 2011, and 2010, respectively.  The increase in G&A expenses of $15.7 million for the quarter ended June 30, 2011 as compared to June 30, 2010 was primarily the result of increased compensation costs as staff increased from 96 at June 30, 2010 to 136 at June 30, 2011.

      The table below shows our total G&A expenses as compared to average total assets and average equity for the quarter ended June 30, 2011, March 31, 2011, the year ended December 31, 2010 and four quarters in 2010.

G&A Expenses and Operating Expense Ratios
(ratios for the quarters have been annualized, dollars in thousands)
	Total G&A Expenses	Total G&A Expenses/Average Assets	Total G&A Expenses/Average Equity
For the Quarter Ended June 30, 2011	$57,229	0.23%	1.70%
For the Quarter Ended March 31, 2011	$51,827	0.23%	1.82%
For the Year Ended December 31, 2010	$171,487	0.22%	1.76%
For the Quarter Ended December 31, 2010	$46,496	0.22%	1.90%
For the Quarter Ended September 30, 2010	$43,430	0.22%	1.80%
For the Quarter Ended June 30, 2010	$41,540	0.23%	1.72%
For the Quarter Ended March 31, 2010	$40,021	0.23%	1.66%

      Net Income and Return on Average Equity

      Our net income was $120.8 million for the quarter ended June 30, 2011 and our net loss was $218.2 million for the quarter ended June 30, 2010.  Our annualized return on average equity was 3.60% for the quarter ended June 30, 2011, and our annualized loss on average equity was 9.03% for the quarter ended June 30, 2010. Net income increased by $339.0 million for the quarter ended June 30, 2011 as compared to the quarter ended June 30, 2010, primarily due to the decrease in unrealized losses on interest rate swaps of $126.1 million, and the increase in economic net interest income, including interest paid on interest rate swaps, of $263.5 million.

      Our net income was $820.7 million for the six months ended June 30, 2011 and $62.8 million for the six months ended June 30, 2010.  Our annualized return on average equity was 13.39% for the six months ended June 30, 2011, and 0.65% for the six months ended June 30, 2010. Net income increased by $757.9 million for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010, primarily due to the increase in interest earning assets and the decrease in unrealized losses on interest rate swaps from of $709.8 million for the six months ended June 30, 2010 to unrealized losses of $297.6 million for the six months ended June 30, 2011.

      The table below shows the components of our return on average equity for the quarter ended June 30, 2011, March 31, 2011, the year ended December 31, 2010 and four quarters in 2010.

Components of Return on Average Equity
(Ratios for the quarters have been annualized)
	Economic Net Interest Income/ Average Equity	Net Investment Advisory and Service Fees/Average Equity	Realized and Unrealized Gains and Losses	Dividend Income from available- for-sale equity securities	Income from Under- writing	Income from Equity Investment Method	G&A Expenses/ Average Equity	Income Taxes/ Average Equity	Return on Average Equity
For the Quarter Ended June 30, 2011	18.67%	0.62%	(13.86%)	0.25%	0.00%	0.00%	(1.70%)	(0.38%)	3.60%
For the Quarter Ended March 31, 2011	18.33%	0.60%	7.56%	0.23%	0.10%	0.04%	(1.82%)	(0.48%)	24.56%
For the Year Ended December 31, 2010	15.67%	0.59%	(1.44%)	0.32%	0.02%	0.03%	(1.76%)	(0.37%)	13.06%
For the Quarter Ended December 31, 2010	15.47%	0.67%	35.58%	0.31%	0.03%	0.04%	(1.90%)	(0.33%)	49.87%
For the Quarter Ended September 30, 2010	16.57%	0.63%	(15.93%)	0.33%	0.04%	0.04%	(1.80%)	(0.46%)	(0.58%)
For the Quarter Ended June 30, 2010	15.03%	0.57%	(22.90%)	0.30%	0.02%	0.04%	(1.72%)	(0.37%)	(9.03%)
For the Quarter Ended March 31, 2011	15.69%	0.51%	(2.90%)	0.33%	-	-	(1.66%)	(0.30%)	11.67%

Financial Condition

      Investment Securities, Available for Sale

      Substantially all of our Agency mortgage-backed securities at June 30, 2011 and December 31, 2010 were adjustable-rate or fixed-rate mortgage-backed securities backed by single-family mortgage loans.  Substantially all of the mortgage assets underlying these mortgage-backed securities were secured with a first lien position on the underlying single-family properties.  Substantially all of our mortgage-backed securities were Freddie Mac, Fannie Mae or Ginnie Mae CMOs, which carry an actual or implied “AAA” rating.  All of our Agency debentures are callable and carry an implied “AAA” rating.  We carry all of our Agency mortgage-backed securities and Agency debentures at fair value.

      We accrete discount balances as an increase in interest income over the life of discount on interest earning assets and we amortize premium balances as a decrease in interest income over the life of premium on interest earning assets.  At June 30, 2011 and December 31, 2010 we had on our balance sheet a total of $31.5 million and $35.6 million, respectively, of unamortized discount (which is the difference between the remaining principal value and current historical amortized cost of our investment securities acquired at a price below principal value) and a total of $3.0 billion and $2.3  billion, respectively, of unamortized premium (which is the difference between the remaining principal value and the current historical amortized cost of our investment securities acquired at a price above principal value).

      We received mortgage principal repayments of $3.8 billion and $10.5 billion for the quarters ended June 30, 2011 and June 30, 2010, respectively. The average prepayment speed for the quarters ended June 30, 2011 and 2010 was 11% and 32%, respectively. Given our current portfolio composition, if mortgage principal prepayment rates were to increase over the life of our mortgage-backed securities, all other factors being equal, our net interest income would decrease during the life of these mortgage-backed securities as we would be required to amortize our net premium balance into income over a shorter time period.  Similarly, if mortgage principal prepayment rates were to decrease over the life of our mortgage-backed securities, all other factors being equal, our net interest income would increase during the life of these mortgage-backed securities as we would amortize our net premium balance over a longer time period.

      The table below summarizes certain characteristics of our Agency mortgage-backed securities, Agency debentures and corporate debt at June 30, 2011, March 31, 2011, December 31, 2010, September 30, 2010, June 30, 2010, and March 31, 2010.

Agency Mortgage-Backed Securities, Agency Debentures and Corporate Debt
 (dollars in thousands)
	Principal Amount	Net Premium	Amortized Cost	Amortized Cost/Principal Amount	Fair Value	Fair Value/Principal Amount	Weighted Average Yield
At June 30, 2011	$92,465,377	$2,986,266	$95,451,643	103.23%	$97,504,523	105.45%	3.73%
At March 31, 2011	$90,209,946	$2,900,102	$93,110,048	103.21%	$94,080,293	104.29%	3.96%
At December 31, 2010	$76,129,522	$2,307,839	$78,437,361	103.03%	$79,570,274	104.52%	3.88%
At September 30, 2010	$74,084,239	$2,269,697	$76,353,936	103.06%	$78,220,512	105.58%	3.93%
At June 30, 2010	$67,400,316	$1,849,585	$69,249,901	102.74%	$71,812,829	106.35%	3.69%
At March 31, 2010	$66,937,615	$1,309,423	$68,247,038	101.96%	$70,171,875	104.83%	3.87%

The tables below summarize certain characteristics of our Agency mortgage-backed securities, Agency debentures and corporate debt at June 30, 2011, March 31, 2011, December 31, 2010, September 30, 2010, June 30, 2010, and March 31, 2010.  The index level for adjustable-rate Agency mortgage-backed securities, Agency debentures and corporate debt is the weighted average rate of the various short-term interest rate indices, which determine the coupon rate.

Adjustable-Rate Agency Mortgage-Backed Securities, Agency Debentures and Corporate Debt
Characteristics
 (dollars in thousands)
	Principal Amount	Weighted Average Coupon Rate	Weighted Average Term to Next Adjustment	Weighted Average Lifetime Cap	Weighted Average Asset Yield	Principal Amount at Period End as % of Total Investment Securities
At June 30, 2011	$10,000,985	4.12%	42 months	10.08%	3.22%	10.82%
At March 31, 2011	$10,623,084	4.21%	39 months	10.09%	3.02%	11.78%
At December 31, 2010	$11,011,839	4.28%	39 months	10.16%	3.04%	14.46%
At September 30, 2010	$11,658,943	4.33%	38 months	10.04%	3.03%	15.74%
At June 30, 2010	$12,589,813	4.36%	33 months	10.00%	3.21%	18.68%
At March 31, 2010	$15,366,206	4.55%	32 months	10.09%	2.92%	22.96%

Fixed-Rate Rate Agency Mortgage-Backed Securities, Agency Debentures and Corporate Debt Characteristics
 (dollars in thousands)
	Principal Amount	Weighted Average Coupon Rate	Weighted Average Asset Yield	Principal Amount at Period End as % of Total Investment Securities
At June 30, 2011	$82,464,392	4.74%	3.83%	89.18%
At March 31, 2011	$79,586,862	4.80%	4.19%	88.22%
At December 31, 2010	$65,117,683	4.92%	4.00%	85.54%
At September 30, 2010	$62,425,285	5.06%	4.10%	84.26%
At June 30, 2010	$54,810,503	5.35%	4.40%	81.32%
At March 31, 2010	$51,571,411	5.50%	4.16%	77.04%

      At June 30, 2011 and December 31, 2010, we held Agency mortgage-backed securities, Agency debentures and corporate debt with coupons linked to various indices.  The following tables detail the portfolio characteristics by index.

Adjustable-Rate Agency Mortgage-Backed Securities, Agency Debentures and Corporate Debt by Index
June 30, 2011
	One- Month Libor	Six- Month Libor	Twelve Month Libor	12- Month Moving Average	11th District Cost of Funds	1-Year Treasury Index	Monthly Federal Cost of Funds	Other Indexes(1)
Weighted Average Term to Next Adjustment	1 mo.	10 mo.	54 mo.	2 mo.	7 mo.	41 mo.	1 mo.	35 mo.
Weighted Average Annual Period Cap	6.39%	1.62%	1.99%	0.03%	0.01%	1.89%	0.00%	6.74%
Weighted Average Lifetime Cap at June 30, 2011	6.91%	11.11%	10.13%	9.46%	10.57%	11.08%	13.43%	11.84%
Investment Principal Value as Percentage of Investment Securities at June 30, 2011	0.83%	0.51%	7.41%	0.42%	0.39%	0.72%	0.05%	0.49%
(1)	Combination of indexes that account for less than 0.05% of total investment or adjust over time, without a reset index.

Adjustable-Rate Agency Mortgage-Backed Securities, Agency Debentures and Corporate Debt by Index
December 31, 2010

	One- Month Libor	Six- Month Libor	Twelve Month Libor	12- Month Moving Average	11th District Cost of Funds	1-Year Treasury Index	Monthly Federal Cost of Funds	Other Indexes(1)
Weighted Average Term to Next Adjustment	1 mo.	10 mo.	50 mo.	2 mo.	7 mo.	41 mo.	1 mo.	39 mo.
Weighted Average Annual Period Cap	6.41%	1.60%	1.99%	0.03%	0.01%	1.91%	0.00%	9.32%
Weighted Average Lifetime Cap at December 31, 2010	7.03%	11.09%	10.23%	9.46%	10.58%	11.06%	13.43%	15.77%
Investment Principal Value as Percentage of Investment Securities at December 31, 2010	1.28%	0.69%	9.97%	0.59%	0.52%	1.06%	0.06%	0.29%
(1)	Combination of indexes that account for less than 0.05% of total investment.

      Reverse Repurchase Agreements

      At June 30, 2011, RCap had outstanding reverse repurchase agreements with non-affiliates of $593.9 million. At December 31, 2010, RCap had outstanding reverse repurchase agreements with non-affiliates of $1.0 billion.

Reverse Repurchase Agreements
(dollars in thousands)
	Average Daily Reverse Repurchase Agreements	Reverse Repurchase Agreements at Period End
For the Quarter Ended June 30, 2011	$684,946	$593,865
For the Quarter Ended March 31, 2011	$1,494,156	$1,348,069
For the Year Ended December 31, 2010	$900,994	$1,006,163
For the Quarter Ended December 31, 2010	$1,596,494	$1,006,163
For the Quarter Ended September 30, 2010	$963,808	$757,722
For the Quarter Ended June 30, 2010	$422,891	$308,776
For the Quarter Ended March 31, 2010	$620,781	$532,166

      Borrowings

      In 2011 the majority of our debt consisted of borrowings collateralized by a pledge of our Investment Securities.  These borrowings appear on our balance sheet as repurchase agreements.  All of our Agency mortgage-backed securities and debentures are currently accepted as collateral for these borrowings.  However, we limit our borrowings, and thus our potential asset growth, in order to maintain unused borrowing capacity and thus increase the liquidity and strength of our balance sheet. As of June 30, 2011 and 2010, the term to maturity of our borrowings ranged from one day to 8 years.  Additionally, we have entered into structured borrowings giving the counterparty the right to call the balance prior to maturity.  At June 30, 2011 and December 31, 2010 the weighted average cost of funds for all of our borrowings was 1.69% and 1.84%, respectively, including the effect of the interest rate swaps and Convertible Senior Notes, and the weighted average maturity was 130 days and 127 days, respectively.

      During the six months ended June 30, 2010, we issued $600.0 million in aggregate principal amount of 4% Convertible Senior Notes due 2015 ("Convertible Senior Notes") for net proceeds following underwriting expenses of approximately $582.0 million.  Interest on the Convertible Senior Notes is paid semi-annually at a rate of 4% per year and the Convertible Senior Notes will mature on February 15, 2015 unless earlier repurchased or converted.  The Convertible Senior Notes are convertible into shares of Common Stock at an initial conversion rate and conversion rate as of June 30, 2011 of 46.6070 and 58.0576 shares of Common Stock per $1,000 principal amount of Convertible Senior Notes, which was equivalent to an initial conversion price of approximately $21.4560 and $17.2243 per share of Common Stock, respectively, subject to adjustment in certain circumstances.

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

      Under our repurchase agreements, we may be required to pledge additional assets to our repurchase agreement counterparties (i.e., lenders) in the event the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral (a “margin call”), which may take the form of additional securities or cash.  Similarly, if the estimated fair value of interest earning assets increases due to changes in market interest rates of market factors, lenders may release collateral back to us.  Specifically, margin calls result from a decline in the value of our Agency mortgage-backed securities securing our repurchase agreements, prepayments on the mortgages securing such Agency mortgage-backed securities and to changes in the estimated fair value of such Agency mortgage-backed securities generally due to principal reduction of such Agency mortgage-backed securities from scheduled amortization and resulting from changes in market interest rates and other market factors.  Through June 30, 2011, we did not have any margin calls on our repurchase agreements that we were not able to satisfy with either cash or additional pledged collateral.  However, should prepayment speeds on the mortgages underlying our Agency mortgage-backed securities and/or market interest rates suddenly increase, margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.

      The following table summarizes the effect on our liquidity and cash flows from contractual obligations for repurchase agreements, Convertible Senior Notes, interest expense on repurchase agreements and Convertible Senior Notes, the non-cancelable office lease and employment agreements at June 30, 2011.  The table does not include the effect of net interest rate payments under our interest rate swap agreements.  The net swap payments will fluctuate based on monthly changes in the receive rate.

Contractual Obligations
(dollars in thousands)

	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
Repurchase agreements	$74,377,589	$1,769,576	$900,000	$1,400,000	$78,447,165
Interest expense on repurchase agreements, based on rates at June 30, 2011	198,761	197,768	142,694	58,406	597,629
Convertible Senior Notes	-	-	600	-	600
Interest Expense on Convertible Senior Notes	24,000	48,000	15,000	-	87,000
Long-term operating lease obligations	2,597	5,942	1,528	-	10,067
Employment contracts	123,772	2,747	-	-	126,519
Total	$74,726,719	$2,024,033	$1,059,822	$1,458,406	$79,268,980

Periodic

      In the coming periods, we expect to continue to finance our activities in a manner that is consistent with our current operations via repurchase agreements.  During the quarter and six months ended June 30, 2011, we received $3.8 billion and $9.4 billion from principal repayments, respectively, and used leverage on our Agency RMBS which provided $2.5 billion and $12.2 billion in cash for the quarter and six months ended June 30, 2010, respectively.  In addition, we may from time to time sell securities as a source of cash to fund new purchases. During the quarter and six months ended June 30, 2011, we increased stockholder’s equity by $454.6 million and $3.4 billion, respectively, from cash received from proceeds from follow-on offerings and direct purchases and dividend reinvestment.

      Stockholders’ Equity

      We amended our charter to increase the number of authorized shares of capital stock, par value $0.01 per share, from 1,000,000,000 shares to 2,000,000,000 shares, consisting of 1,987,987,500 shares classified as “Common Stock,” 7,412,500 shares classified as “7.875% Series A Cumulative Redeemable Preferred Stock,” and 4,600,000 shares classified as “6.00% Series B Cumulative Convertible Preferred Stock” (the “Charter Amendment”).  The Charter Amendment became effective on June 23, 2011.

      On January 4, 2011, we entered into an agreement pursuant to which we sold 86,250,000 shares of our common stock for net proceeds following expenses of approximately $1.47 billion. This transaction settled on January 7, 2011.  On February 15, 2011, we entered into an agreement pursuant to which we sold 86,250,000 shares of our common stock for net proceeds following expenses of approximately $1.47 billion. This transaction settled on February 18, 2011.

      During the quarter and six months ended June 30, 2011, 279,127 options and 462,470 options were exercised for an aggregate exercise price of $3.7 million and $6.1 million, respectively, and 324,674 shares  and 328,550 shares were granted under the Long-Term Stock Incentive Plan (or Prior Plan), respectively.  During the quarter and six months ended June 30, 2010, 57,000 options and 148,000 options were exercised under the Prior Plan for an aggregate exercise price of $753,000 and $1.8 million, respectively.

      During the quarter and six months ended June 30, 2011, 1,000 shares and 3,000 shares of Series B Preferred Stock were converted into 2,732 shares and 8,045 shares of common stock, respectively.  During the six months ended June 30, 2010, 645 shares of Series B Preferred Stock were converted into 1,511 shares of common stock. There were no conversions of Series B Preferred Stock into shares of common stock during the quarter ended June 30, 2010.

     During the quarter and six months ended June 30, 2011, we raised $454.6 million and $455.7 million by issuing 26,090,380 shares and 26,154,175 shares through the Direct Purchase and Dividend Reinvestment Program, respectively.  During the quarter and six months ended June 30, 2010, we raised $640,000 and $116.2 million by issuing 38,000 shares and 6.5 million shares, through the Direct Purchase and Dividend Reinvestment Program.

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

      The table below shows unrealized gains and losses on the Investment Securities and interest rate swaps in our portfolio prior to de-designation.
Unrealized Gains and Losses
 (dollars in thousands)

	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30,2010
Unrealized gain	$2,378,880	$1,766,810	$1,764,182	$2,093,945	$2,643,907
Unrealized loss	(329,049)	(757,282)	(599,540)	(216,408)	(103,707)
Net Unrealized gain	$2,049,831	$1,009,528	$1,164,642	$1,877,537	$2,540,200

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

Leverage

      Our debt-to-equity ratio at June 30, 2011 and December 31, 2010 was 5.7:1 and 6.7:1, respectively.  We generally expect to maintain a ratio of debt-to-equity of between 8:1 and 12:1, although the ratio may vary, as it currently does because of market conditions, from this range from time to time based upon various factors, including our management’s opinion of the level of risk of our assets and liabilities, our liquidity position, our level of unused borrowing capacity and over-collateralization levels required by lenders when we pledge assets to secure borrowings.

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

      We seek to manage the extent to which our net income changes as a function of changes in interest rates by matching adjustable-rate assets with variable-rate borrowings.  In addition, we have attempted to mitigate the potential impact on net income of periodic and lifetime coupon adjustment restrictions in our portfolio of Agency mortgage-backed securities and Agency debentures by entering into interest rate swaps.  At June 30, 2011, we had entered into swap agreements with a total notional amount of $35.5 billion.  We agreed to pay a weighted average pay rate of 2.79% and receive a floating rate based on one month LIBOR.  At December 31, 2010, we had entered into swap agreements with a total notional amount of $27.1 billion.  We agreed to pay a weighted average pay rate of 3.21% and receive a floating rate based on one month LIBOR.  We may enter into similar derivative transactions in the future by entering into interest rate collars, caps or floors or purchasing interest only securities.

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

      Capital Resources

      At June 30, 2011, we had no material commitments for capital expenditures.

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

      Other Matters

      We calculate that at least 75% of our assets were qualified REIT assets, as defined in the Code for the quarters ended June 30, 2011 and December 31, 2010.   We also calculate that our revenue qualifies for the 75% source of income test and for the 95% source of income test rules for the quarter ended June 30, 2011 and year ended December 31, 2010.  Consequently, we met the REIT income and asset test. We also met all REIT requirements regarding the ownership of our common stock and the distribution of our net income.  Therefore, as of the quarter ended of June 30, 2011 and year ended December 31, 2010, we believe that we qualified as a REIT under the Code.

      We at all times intend to conduct our business so as not to become regulated as an investment company under the Investment Company Act of 1940, or the Investment Company Act.  If we were to become regulated as an investment company, then our use of leverage would be substantially reduced.  The Investment Company Act exempts entities that are “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate” (qualifying interests).  Under current interpretation of the staff of the SEC, in order to qualify for this exemption, we must maintain at least 55% of our assets directly in qualifying interests and at least 80% of our assets in qualifying interests plus other real estate related assets.  In addition, unless certain mortgage securities represent all the certificates issued with respect to an underlying pool of mortgages, the mortgage-backed securities may be treated as securities separate from the underlying mortgage loans and, thus, may not be considered qualifying interests for purposes of the 55% requirement.  We calculate that as of June 30, 2011 and December 31, 2010, we were in compliance with this requirement.

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

Our profitability and the value of our portfolio (including interest rate swaps) may be adversely affected during any period as a result of changing interest rates.  The following table quantifies the potential changes in economic net interest income and portfolio value, should interest rates go up or down 25, 50 and 75 basis points, assuming the yield curves of the rate shocks will be parallel to each other and the current yield curve.  All changes in income and value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario.  The base interest rate scenario assumes interest rates at June 30, 2011 and various estimates regarding prepayment and all activities are made at each level of rate shock.  Actual results could differ significantly from these estimates.

Change in Interest Rate	Projected Percentage Change in Economic Net Interest Income	Projected Percentage Change in Portfolio Value, with Effect of Interest Rate Swaps

-75 Basis Points	8.86%	0.74%
-50 Basis Points	5.88%	0.57%
-25 Basis Points	2.72%	0.32%
Base Interest Rate	-	-
+25 Basis Points	(1.74%)	(0.43%)
+50 Basis Points	(4.14%)	(0.96%)
+75 Basis Points	(6.87%)	(1.58%)

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

      The following table sets forth the estimated maturity or repricing of our interest-earning assets and interest-bearing liabilities at June 30, 2011.  The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except adjustable-rate loans, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature and does include the effect of the interest rate swaps.  The interest rate sensitivity of our assets and liabilities in the table could vary substantially based on actual prepayment experience.

	Within 3 Months	4-12 Months	More than 1 Year to 3 Years	3 Years and Over	Total
	(dollars in thousands)
Rate Sensitive Assets:
Cash equivalents	$401,844	$-	$-	$-	$401,844
U.S. Treasury Securities	748,118	-	-	-	748,118
Reverse repurchase agreements	593,865	-	-	-	593,865
Securities borrowed	519,929	-	-	-	519,929
Mortgage-Backed Securities, principal	1,616,856	2,112,139	1,226,525	86,777,161	91,732,681
Agency debentures, principal	-	100,000	-	604,350	704,350
Corporate debt, principal	8,545	19,800	-	-	28,345
Total Rate Sensitive Assets	3,889,157	2,231,939	1,226,525	87,381,511	94,729,132

Rate Sensitive Liabilities:
U.S. Treasury Securities sold, not yet purchased	491,740	-	-	-	491,740
Repurchase agreements, with the
effect of swaps	28,465,876	16,099,903	10,341,996	23,539,390	78,447,165
Securities Loaned	447,330	-	-	-	447,330
Convertible Senior Notes	-	-	-	600,000	600,000
Total Rate Sensitive Liabilities	29,404,946	16,099,903	10,341,996	24,139,390	79,986,235

Interest rate sensitivity gap	$(25,515,789)	$(13,867,964)	$(9,115,471)	$63,242,121	$14,742,897

Cumulative rate sensitivity gap	$(25,515,789)	$(39,383,753)	$(48,499,224)	$14,742,897
Cumulative interest rate sensitivity gap as a percentage of total rate-sensitive assets	(27%)	(42%)	(51%)	16%

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

      There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

      From time to time, we are involved in various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material effect on our consolidated financial statements.

Item 1A. RISK FACTORS

      In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A – Risk Factors of our annual report on Form 10-K for the year ended December 31, 2010 (the “Form 10-K”).  The materialization of any risks and uncertainties identified in our Special Note Regarding Forward-Looking Statements contained in this report together with those previously disclosed in the Form 10-K or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows.  See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Special Note Regarding Forward-Looking Statements” in this quarterly report on Form 10-Q.  The information presented below updates and should be read in conjunction with the risk factors and information disclosed in that Form 10-K.

There may be future sales or other dilution of our equity, which may adversely affect the market price of our common stock.

      On June 23, 2011, our shareholders approved an amendment to our charter to increase the number of authorized shares of capital stock from 1,000,000,000 shares to 2,000,000,000 shares, consisting of 1,987,987,500 shares classified as common stock, 7,412,500 shares classified as 7.875% Series A Cumulative Redeemable Preferred Stock and 4,600,000 shares classified as 6.00% Series B Cumulative Convertible Preferred Stock.  The issuance of additional shares of our common stock and in connection with conversions of our outstanding 4.00% Convertible Senior Notes due 2015, or other future issuances convertible securities, including outstanding options and warrants, or otherwise, will dilute the ownership interest of our common stockholders.

      Sales of a substantial number of shares of our common stock or other equity-related securities in the public market, or any hedging or arbitrage trading activity that may develop involving our common stock, could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities.  We cannot predict the effect that future sales of our common stock or other equity-related securities would have on the market price of our common stock.

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

3.5
Articles of Amendment of the Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K (filed with the Securities and Exchange Commission on June 23, 2011).

3.6
Form of Articles Supplementary designating the Registrant’s 7.875% Series A Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form 8-A filed April 1, 2004).

3.7
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

3.8
Articles Supplementary designating the Registrant’s 6% Series B Cumulative Convertible Preferred Stock, liquidation preference $25.00 per share (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed April 10, 2006).

3.9
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

*  Submitted electronically herewith.  Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition at June 30, 2011 (Unaudited) and December 31, 2010 (Derived from the audited consolidated statement of financial condition at December 31, 2010); (ii) Consolidated Statements of Operations and Comprehensive Income (Unaudited) for the quarters and six months ended June 30, 2011 and 2010; (iii) Consolidated Statement of Stockholders' Equity (Unaudited) for the six months ended June 30, 2011 and 2010; (iv) Consolidated Statements of Cash Flows (Unaudited) for the quarters and six months ended June 30, 2011 and 2010; and (v) Notes to Consolidated Financial Statements (Unaudited).  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANNALY CAPITAL MANAGEMENT, INC.

Dated: August 5, 2011	By: /s/ Michael A.J. Farrell
Michael A.J. Farrell
(Chairman of the Board, Chief Executive Officer, President and authorized officer of registrant)

Dated: August 5, 2011	By: /s/ Kathryn F. Fagan
Kathryn F. Fagan
(Chief Financial Officer and Treasurer and
principal financial and chief accounting officer)