Form 10-Q
period 2011-09-30
ANNALY CAPITAL MANAGEMENT INC
filed 2011-11-08
CIK 1043219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  SEPTEMBER 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:

Class	Outstanding at November 8, 2011
Common Stock, $.01 par value	970,083,961

ANNALY CAPITAL MANAGEMENT, INC.
FORM 10-Q
TABLE OF CONTENTS
PART I

PAGE
Part I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Consolidated Statements of Financial Condition at September 30, 2011 (Unaudited) and December 31, 2010 (Derived from the audited Consolidated Statement of Financial Condition at December 31, 2010)	1

Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited) for the quarters and nine months ended September 30, 2011 and 2010	2

Consolidated Statements of Stockholders’ Equity (Unaudited) for the nine months ended September 30, 2011 and 2010	4

Consolidated Statements of Cash Flows (Unaudited) for the quarters and nine months ended September 30, 2011 and 2010	5

Notes to Consolidated Financial Statements (Unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3. Quantitative and Qualitative Disclosures about Market Risk	39

Item 4. Controls and Procedures	40

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	42

Item 1A. Risk Factors	42

Item 6. Exhibits	42

SIGNATURES	45

PART I
Part I
Item 1.  Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
 (dollars in thousands, except share and per share amounts)

ASSETS	September 30, 2011 (Unaudited)	December 31, 2010(1)
Cash and cash equivalents	$3,473,866	$282,626
Reverse repurchase agreements	360,315	1,006,163
Investments, at fair value:
U.S. Treasury Securities (including pledged assets of $158,556 and $660,823, respectively)	172,892	1,100,447
Securities borrowed	1,052,810	216,676
Agency Mortgage-Backed Securities (including pledged assets of $92,974,164 and $67,787,023, respectively)	106,588,710	78,440,330
Agency debentures (including pledged assets of $488,063 and $1,068,869, respectively)	824,092	1,108,261
Investments in affiliates	209,374	252,863
Equity securities	3,929	-
Corporate debt, held for investment	27,988	21,683
Receivable for investments sold	402,817	151,460
Accrued interest and dividends receivable	410,862	345,250
Receivable from Prime Broker	3,272	3,272
Receivable for advisory and service fees	19,656	16,172
Intangible for customer relationships, net	11,531	9,290
Goodwill	42,030	42,030
Interest rate swaps, at fair value	-	2,561
Other derivative contracts, at fair value	1,450	2,607
Other assets	26,112	24,899
Total assets	$113,631,706	$83,026,590
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
U.S. Treasury Securities sold, not yet purchased, at fair value	$549,505	$909,462
Repurchase agreements	86,495,905	65,533,537
Securities loaned, at fair value	907,061	217,841
Payable for investments purchased	5,852,986	4,575,026
Convertible Senior Notes	557,045	600,000
Accrued interest payable	128,371	115,766
Dividends payable	581,752	404,220
Interest rate swaps, at fair value	2,540,558	754,439
Other derivative contracts, at fair value	-	2,446
Accounts payable and other liabilities	74,837	8,921
Total liabilities	97,688,020	73,121,658

6.00% Series B Cumulative Convertible Preferred Stock: 4,600,000 shares authorized, 1,389,249 and 1,652,047 shares issued and outstanding, respectively	33,664	40,032

Stockholders’ Equity:
7.875% Series A Cumulative Redeemable Preferred Stock: 7,412,500 authorized, issued and outstanding	177,088	177,088
Common stock, par value $0.01 per share, 1,987,987,500 authorized, 969,913,060 and 631,594,205 issued and outstanding, respectively	9,699	6,316
Additional paid-in capital	15,042,361	9,175,245
Accumulated other comprehensive income (loss)	3,073,488	1,164,642
Accumulated deficit	(2,392,614)	(658,391)
Total stockholders’ equity	15,910,022	9,864,900

Total liabilities, Series B Cumulative Convertible Preferred Stock and stockholders’ equity	$113,631,706	$83,026,590

(1)	Derived from the audited consolidated financial statements at December 31, 2010.
See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
 (dollars in thousands, except share and per share amounts)
(Unaudited)

	For the Quarters Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Interest income:
Investments	$926,558	$700,964	$2,713,141	$1,997,681
U.S. Treasury Securities	2,302	751	13,624	791
Securities loaned	1,942	1,261	5,153	2,575
Total interest income	930,802	702,976	2,731,918	2,001,047

Interest expense:
Repurchase agreements	109,014	105,393	311,780	294,457
Convertible Senior Notes	8,798	7,033	22,465	17,194
U.S. Treasury Securities sold, not yet purchased	2,109	459	11,867	483
Securities borrowed	1,496	1,047	4,081	2,176
Total interest expense	121,417	113,932	350,193	314,310

Net interest income	809,385	589,044	2,381,725	1,686,737

Other income (loss):
Investment advisory and other fee income	20,828	15,343	58,745	41,752
Net gains (losses) on sales of Agency mortgage-backed securities and debentures	91,668	61,986	126,189	147,989
Dividend income	8,706	8,097	23,233	23,391
Net gains (losses) on trading assets	1,942	1,082	15,042	1,159
Net unrealized gain (losses) on interest-only Agency mortgage-backed securities	(39,321)	-	(39,045)	-
Income (expense) from underwriting	2,772	915	5,599	1,415
Subtotal	86,595	87,423	189,763	215,706
Realized gains (losses) on interest rate swaps(1)	(231,849)	(188,636)	(654,757)	(545,009)
Unrealized gains (losses) on interest rate swaps	(1,505,333)	(448,253)	(1,802,968)	(1,158,023)
Subtotal	(1,737,182)	(636,889)	(2,457,725)	(1,703,032)
Total other income (loss)	(1,650,587)	(549,466)	(2,267,962)	(1,487,326)
Expenses:
Distribution fees	-	-	-	360
General and administrative expenses	65,194	43,430	174,250	124,991
Total expenses	65,194	43,430	174,250	125,351

Income (loss) before income taxes and income from equity method investment in affiliate	(906,396)	(3,852)	(60,487)	74,060

Income taxes	(15,417)	(11,076)	(41,754)	(27,227)

Income from equity method investment in affiliate	-	868	1,140	1,943

Net income (loss)	(921,813)	(14,060)	(101,101)	48,776

Dividends on preferred stock	4,172	4,515	12,706	13,765

Net income (loss) available (related) to common shareholders	$(925,985)	$(18,575)	$(113,807)	$35,011

Net income (loss) available (related) per share to common shareholders:
Basic	$(0.98)	$(0.03)	$(0.14)	$0.06
Diluted	$(0.98)	$(0.03)	$(0.14)	$0.06

Weighted average number of common shares outstanding:
Basic	948,545,975	611,904,518	841,912,810	575,742,043
Diluted	948,545,975	611,904,518	841,912,810	575,958,563

Net income (loss)	$(921,813)	$(14,060)	$(101,101)	48,776
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities	1,115,325	(619,080)	2,020,737	52,880
Unrealized losses on interest rate swaps	-	18,402	14,298	81,329
Reclassification adjustment for net (gains) losses included in net income (loss)	(91,668)	(61,986)	(126,189)	(147,989)
Other comprehensive income (loss)	1,023,657	(662,664)	1,908,846	(13,780)
Comprehensive income (loss)	$101,844	$(676,724)	$1,807,745	$34,996

(1) Interest expense related to the Company’s interest rate swaps is recorded in Realized losses on interest rate swaps on the Consolidated Statements of Operations and Comprehensive Income (Loss).

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars in thousands, except per share data)
(Unaudited)

	Preferred Stock	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total

BALANCE, December 31, 2009	$177,088	$5,531	$7,817,454	$1,891,317	$(336,964)	$9,554,426

Net income	-	-	-	-	48,776	48,776
Other comprehensive income	-	-	-	(13,780)	-	(13,780)
Net proceeds from follow-on offering	-	600	1,046,793	-	-	1,047,393
Exercise of stock options	-	2	2,841	-	-	2,843
Stock option expense and long-term compensation expense	-	-	3,562	-	-	3,562
Conversion of Series B cumulative preferred stock	-	7	7,215	-	-	7,222
Net proceeds from direct purchase and dividend reinvestment	-	66	117,089	-	-	117,155
Preferred Series A dividends declared $1.477 per share	-	-	-	-	(10,945)	(10,945)
Preferred Series B dividends declared $1.125 per share	-	-	-	-	(2,820)	(2,820)
Common dividends declared, $2.01 per share	-	-	-	-	(1,166,446)	(1,166,446)
BALANCE, September 30, 2010	$177,088	$6,206	$8,994,954	$1,877,537	$(1,468,399)	$9,587,386
BALANCE, December 31, 2010	$177,088	$6,316	$9,175,245	$1,164,642	$(658,391)	$9,864,900

Net loss	-	-	-	-	(101,101)	(101,101)
Other comprehensive income	-	-	-	1,908,846	-	1,908,846
Exercise of stock options	-	6	7,858	-	-	7,864
Stock option expense and long-term compensation expense	-	4	3,858	-	-	3,862
Conversion of Series B cumulative preferred stock	-	7	6,361	-	-	6,368
Net proceeds from direct purchase and dividend reinvestment	-	261	455,445	-	-	455,706
Net proceeds from follow-on offerings	-	3,105	5,348,741	-	-	5,351,846
Contingent beneficial conversion feature on Convertible Senior Notes	-	-	44,853	-	-	44,853
Preferred Series A dividends declared $1.477 per share	-	-	-	-	(10,945)	(10,945)
Preferred Series B dividends declared $1.125 per share	-	-	-	-	(1,761)	(1,761)
Common dividends declared, $1.87 per share	-	-	-	-	(1,620,416)	(1,620,416)

BALANCE, September 30, 2011	$177,088	$9,699	$15,042,361	$3,073,488	$(2,392,614)	$15,910,022

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (dollars in thousands)
(Unaudited)

	For the Quarters Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Cash flows from operating activities:
Net income (loss)	$(921,813)	$(14,060)	$(101,101)	48,776
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of Investment premiums and discounts, net	200,942	155,868	502,186	457,052
Amortization of intangibles	676	407	1,511	1,220
Amortization of deferred expenses	900	900	2,700	2,250
Amortization of contingent beneficial conversion feature on convertible senior notes	1,898	-	1,898	-
(Gains) losses on sales of Agency mortgage-backed securities and debentures	(91,668)	(61,986)	(126,189)	(147,989)
Stock option and long-term compensation expense	1,403	1,196	3,862	3,562
Unrealized (gains) losses on equity securities	63	-	63	-
Unrealized (gains) losses on interest rate swaps	1,505,333	448,253	1,802,968	1,158,023
Unrealized (gains) losses on interest-only Agency mortgage-backed securities	39,321	-	39,045	-
Net (gains) losses on trading securities	(1,942)	(1,082)	(15,042)	(1,159)
Gain on investment in affiliate, equity method	-	(97)	(98)	(312)
Proceeds from repurchase agreements from Broker Dealer	157,069,300	365,003,080	720,578,286	936,383,970
Payments on repurchase agreements from Broker Dealer	(156,683,356)	(364,576,286)	(719,466,382)	(930,904,601)
Proceeds from reverse repurchase agreements to Broker Dealer	27,610,583	20,927,968	132,302,897	29,891,027
Payments on reverse repurchase agreements to Broker Dealer	(27,359,741)	(21,376,914)	(131,634,729)	(30,153,996)
Proceeds from reverse repurchase agreements to Shannon	58,848	-	65,893	-
Payments on reverse repurchase agreements to Shannon	(76,140)	-	(88,213)	-
Proceeds from securities borrowed	12,445,883	877,755	14,898,651	1,989,846
Payments on securities borrowed	(12,978,764)	(886,755)	(15,734,785)	(2,212,011)
Proceeds from securities loaned	12,398,720	996,966	14,902,887	2,366,791
Payments on securities loaned	(11,938,989)	(987,876)	(14,213,667)	(2,144,516)
Proceeds from U.S. Treasury Securities	(5,303,369)	3,075,309	(18,193,311)	3,451,909
Payments on U.S. Treasury Securities	5,716,809	(3,075,325)	18,514,722	(3,511,758)
Net payments on derivatives	(1,771)	(1,527)	(4,545)	(2,545)
Net change in:
Other assets	(4,795)	15,308	(4,110)	3,477
Accrued interest and dividend receivable	(22,148)	(22,272)	(62,792)	(24,303)
Advisory and service fees receivable	10	(1,779)	(3,484)	(2,573)
Interest payable	5,618	14,471	12,605	24,376
Accounts payable and other liabilities	(4,058)	17,536	65,916	41,347
Net cash provided by (used in) operating activities	1,667,753	529,058	4,047,642	6,717,863
Cash flows from investing activities:
Payments on purchases of Agency mortgage-backed securities and debentures	(17,054,754)	(12,662,901)	(49,344,466)	(38,779,302)
Proceeds from sales of Agency mortgage-backed securities and debentures	3,568,718	1,284,437	9,001,949	5,516,172
Principal payments on Agency mortgage-backed securities	5,074,528	5,569,728	14,429,098	22,307,773
Proceeds from Agency debentures called	288,925	349,875	906,523	1,223,875
Payments on purchase of corporate debt	-	-	(7,425)	-
Principal payments on corporate debt	-	-	1,155	-
Net gains (losses) on other derivative securities	-	-	11,518	-
Purchase of investment in affiliate	-	-	(57,500)	-
Purchase of customer relationships	-	-	(3,555)	-
Purchase of equity securities	(3,990)	-	(3,990)	-
Payments on reverse repurchase agreements	-	-	-	(4,032,426)
Proceeds from reverse repurchase agreements	-	-	-	4,291,430
Net cash provided by (used in) investing activities	(8,126,573)	(5,458,861)	(25,066,693)	(9,472,478)
Cash flows from financing activities:
Proceeds from repurchase agreements	72,790,611	55,726,371	200,627,105	166,732,844
Principal payments on repurchase agreements	(65,127,815)	(51,499,332)	(180,776,641)	(165,769,674)
Issuance of Convertible Senior Notes	-	-	-	582,000
Proceeds from exercise of stock options	1,752	1,032	7,864	2,843
Net proceeds from follow-on offerings	2,410,435	1,047,393	5,351,846	1,047,393
Net proceeds from direct purchases and dividend reinvestments	-	997	455,706	117,155
Dividends paid	(544,141)	(385,151)	(1,455,589)	(1,173,028)
Net cash provided by (used in) financing activities	9,530,842	4,891,310	24,210,291	1,539,533
Net increase (decrease) in cash and cash equivalents	3,072,022	(38,493)	3,191,240	(1,215,082)
Cash and cash equivalents, beginning of period	401,844	327,979	282,626	1,504,568
Cash and cash equivalents, end of period	$3,473,866	$289,486	$3,473,866	$289,486

Interest paid (excluding interest paid on interest rate swaps)	$118,539	$288,097	$347,648	$834,943
Net interest paid on interest rate swaps	$229,109	$200,039	$644,962	$514,651
Taxes paid	$17,919	$11,330	$43,595	$27,938

Noncash investing activities:
Receivable for Investments sold	$402,817	$1,637,542	$402,817	$1,637,542
Payable for Investments purchased	$5,852,986	$8,165,941	$5,852,986	$8,165,941
Net change in unrealized loss on available-for-sale securities and interest rate swaps, net of reclassification adjustment	$1,023,657	$(662,664)	$1,908,846	$(13,780)

Noncash financing activities:
Dividends declared, not yet paid	$581,752	$422,036	$581,752	$422,036
Contingent beneficial conversion feature	$44,853	-	$44,853
Conversion of Series B cumulative preferred stock	$6,295	$7,206	$6,368	$7,222

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

     Annaly Capital Management, Inc. (“Annaly” or the “Company”) was incorporated in Maryland on November 25, 1996.  The Company commenced its operations of purchasing and managing an investment portfolio of mortgage-backed securities on February 18, 1997, upon receipt of the net proceeds from the private placement of equity capital, and completed its initial public offering on October 14, 1997.  The Company is a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended.  Fixed Income Discount Advisory Company (“FIDAC”) is a registered investment advisor and is a wholly owned taxable REIT subsidiary of the Company.  On June 27, 2006, the Company made a majority equity investment in an affiliated investment fund (the “Fund”), which is now wholly owned by the Company. During the third quarter of 2008, the Company formed RCap Securities, Inc. (“RCap”).  RCap was granted membership in the Financial Industry Regulatory Authority (“FINRA”) on January 26, 2009, and operates as a broker-dealer.  RCap is a wholly owned taxable REIT subsidiary of the Company.  On October 31, 2008, the Company acquired Merganser Capital Management, Inc. (“Merganser”).  Merganser is a registered investment advisor and is a wholly owned taxable REIT subsidiary of the Company. In 2010, the Company established Shannon Funding LLC (“Shannon”), which provides warehouse financing to residential mortgage originators in the United States.  In 2010, the Company also established Charlesfort Capital Management LLC (“Charlesfort”), which engages in corporate middle market lending transactions. In 2011, FIDAC established FIDAC UK Limited (“FIDAC UK”), which provides advice on commercial real estate transactions, including sale-leaseback and single tenant net leased properties across Europe.  In 2011, the Company established FIDAC FSI LLC (“FIDAC FSI”), which invests in trading securities.

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

The consolidated financial statements include the accounts of the Company, FIDAC, FIDAC UK, FIDAC FSI, Merganser, RCap, Shannon, Charlesfort and the Fund.  All intercompany balances and transactions have been eliminated.

Beginning with our consolidated financial statements for the six month period ending June 30, 2011, the Company reclassified previously presented financial information so that amounts previously presented in the Consolidated Statements of Operations and Comprehensive Income (Loss) as interest expense on swaps are presented in Other income (loss) as Realized gains (losses) on interest rate swaps. Consolidated financial statements for periods prior to June 30, 2011 will be conformed to the restated presentation. Accordingly, interest expense for the quarter and nine months ended September 30, 2010 decreased by $231.8 million and $654.8 million and Other income (loss) decreased by the same amounts, respectively to reflect the restated.

Cash and Cash Equivalents - Cash and cash equivalents include cash on hand and cash held in money market funds on an overnight basis.

Reverse Repurchase Agreements - The Company may invest its daily available cash balances via reverse repurchase agreements to provide additional yield on its assets.  These investments will typically be recorded as short term investments and will generally mature daily.  Reverse repurchase agreements are recorded at cost and are collateralized by mortgage-backed securities pledged by the counterparty to the agreement.  Reverse repurchase agreements entered into by RCap are recorded on trade date at the contract amount, are collateralized by mortgage-backed securities and generally mature within 90 days.  Margin calls are made by RCap as appropriate based on the daily valuation of the underlying collateral versus the contract price.  RCap generates income from the spread between what is earned on the reverse repurchase agreements and what is paid on the matched repurchase agreements.  Cash flows related to RCap’s activity are included in cash flows from operating activities. Reverse repurchase agreements entered into by the Company are included in cash flows from investing activities.

Securities borrowed and loaned transactions – RCap records securities borrowed and loaned transactions at fair value. Securities borrowed and lending transactions require RCap to provide the counterparty with collateral in the form of cash. RCap receives collateral in the form of cash for securities loaned transactions. For these transactions, the fees received or paid by RCap are recorded as interest income or expense. On a daily basis, market value changes of securities borrowed or loaned against may require counterparties to deposit additional collateral or RCap to return collateral pledged, when appropriate.

U.S. Treasury Securities - RCap trades U.S. Treasury securities for its proprietary portfolio, which consists of long and short positions on U.S. Treasury bills, notes, and bonds. U.S. Treasury securities are classified as trading investments and are recorded on trade date at cost. Changes in fair value are reflected in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). U.S. Treasury bills trade at a discount to par with the difference between proceeds received upon maturity and purchase price recognized as interest income in the Company’s Consolidated Statements of Operations. Interest income on U.S. Treasury notes and bonds is accrued based on the outstanding principal amount of those investments and their contractual terms.  Premiums and discounts associated with the purchase of the U.S. Treasury notes and bonds are amortized into interest income over the projected lives of the securities using the interest method.

Investment Securities –Agency mortgage-backed securities, Agency debentures, and corporate debt are referred to herein as “Investment Securities.”  Although the Company generally intends to hold most of its Agency mortgage-backed securities and Agency debentures until maturity, it may, from time to time, sell any of its Agency mortgage-backed securities and Agency debentures as part of its overall management of its portfolio.  Investment Securities classified as available-for-sale are reported at estimated fair value, based on fair values obtained and compared to independent sources, with unrealized gains and losses reported as a component of stockholders’ equity. Investment Securities transactions are recorded on the trade date.  Realized gains and losses on sales of Investment Securities are determined using the specific identification method.

On April 1, 2011, the Company elected the fair value option for interest-only mortgage-backed securities acquired on or after such date. These interest-only mortgage-backed securities represent the Company’s right to receive a specified proportion of the contractual interest flows of specific agency securities.  Interest-only securities acquired on or after April 1, 2011 are measured at fair value through earnings in the Company’s Consolidated Statements of Operations and Comprehensive Income.  The interest-only securities are included in Agency mortgage-backed securities, at fair value on the accompanying Consolidated Statements of Financial Condition.

Agency Mortgage-Backed Securities and Agency Debentures – The Company invests primarily in mortgage pass-through certificates, collateralized mortgage obligations and other mortgage-backed securities representing interests in or obligations backed by pools of mortgage loans, and certificates guaranteed by Ginnie Mae, Freddie Mac or Fannie Mae (collectively, Agency mortgage-backed securities”).  The Company also invests in Agency debentures issued by Federal Home Loan Bank (“FHLB”), Freddie Mac, and Fannie Mae.

Equity Securities – The Company invests in equity securities that are classified as available-for-sale or trading.  Equity securities classified as available-for-sale are reported at fair value, based on market quotes, with unrealized gains and losses reported as a component of stockholders’ equity. Equity securities classified as trading are reported at fair value, based on market quotes, with unrealized gains and losses reported in the Statement of Operations and Comprehensive Income (Loss).  Dividends are recorded on declaration date.

Management evaluates available-for-sale securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  The Company determines if it (1) has the intent to sell the securities, (2) is more likely than not that it will be required to sell the securities before recovery, or (3) does not expect to recover the entire amortized cost basis of the securities.  Further, the security is analyzed for credit loss (the difference between the present value of cash flows expected to be collected and the amortized cost basis).  The credit loss, if any, will then be recognized in the consolidated statement of operations, while the balance of losses related to other factors will be recognized in other comprehensive income (“OCI”).  There was no other-than-temporary impairment for the quarters and nine months ended September 30, 2011 and 2010.

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

Derivative Instruments – The Company accounts for interest rate swaps at fair value as either assets or liabilities on the Consolidated Statements of Financial Condition.  The changes in the fair value of the interest rate swaps are recognized in earnings.  The Company uses interest rate swaps to manage its exposure to changing interest rates on its repurchase agreements. Net payments on interest rate swaps are included in the Consolidated Statements of Cash Flows as a component of net income (loss).  Unrealized gains (losses) on interest rate swaps are removed from net income (loss) as an adjustment to cash flows from operating activities.

The Company elected to net by counterparty the fair value of interest rate swap contracts.  These contracts contain legally enforceable provisions that allow for netting or setting off of all individual swap receivables and payables with each counterparty and, therefore, the fair value of those swap contracts are netted by counterparty.  The credit support annex provisions of the Company’s interest rate swap contracts allow the parties to mitigate their credit risk by requiring the party which is out of the money to post collateral. As the Company elects to net by counterparty the fair value of interest rate swap contracts, it also nets by counterparty any collateral exchanged as part of the interest rate swap contracts.  Substantially all collateral is non-cash.

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

RCap enters into U.S. Treasury, Eurodollar, and federal funds futures and options contracts for speculative or hedging purposes. RCap maintains a margin account which is settled daily with futures and options commission merchants. Changes in the unrealized gains or losses on the futures and options contracts are reflected in the Company’s Consolidated Statements of Operations.  Unrealized gains (losses) are removed from net income (loss) as an adjustment to cash flows from operating activities in the Consolidated Statements of Cash Flows.

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

Repurchase Agreements - The Company finances the acquisition of its Agency mortgage-backed securities and Agency debentures through the use of repurchase agreements.  Repurchase agreements are treated as collateralized financing transactions and are presented at their contractual principal amounts as specified in the respective agreements.   Reverse repurchase agreements and repurchase agreements with the same counterparty and the same maturity are presented net in the Consolidated Statements of Financial Condition when the terms of the agreements permit netting. The Company reports cash flows on repurchase agreements as financing activities in the Consolidated Statements of Cash Flows.  The Company reports cash flows on repurchase agreements entered into by RCap and Shannon as operating activities in the Consolidated Statements of Cash Flows.

Convertible Senior Notes – The Company records the notes at their contractual amounts, including accrued interest.  The Company has analyzed whether the embedded conversion option should be bifurcated and has determined that bifurcation was not necessary at inception.  The notes have a conversion price adjustment feature that is evaluated at the time of the conversion price adjustment.  A contingent beneficial conversion feature was recognized in the quarter ended September 30, 2011 as a result of adjustments to the conversion price for dividends declared.

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

The provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes, clarify the accounting for uncertainty in income taxes recognized in financial statements and prescribe a recognition threshold and measurement attribute for tax positions taken or expected to be taken on a tax return. ASC 740 also requires that interest and penalties related to unrecognized tax benefits be recognized in financial statements. The Company does not have any unrecognized tax benefits that would affect its financial position.  Thus, no accruals for penalties and interest were necessary as of September 30, 2011.

Goodwill and Intangible Assets - The Company’s acquisitions of FIDAC and Merganser were accounted for using the purchase method.  Under the purchase method, net assets and results of operations of acquired companies are included in the consolidated financial statements from the date of acquisition. The costs of FIDAC and Merganser were allocated to the assets acquired, including identifiable intangible assets, and the liabilities assumed based on their estimated fair values at the date of acquisition. The excess of purchase price over the fair value of the net assets acquired was recognized as goodwill.  In addition, FIDAC UK acquired a customer relationship after its formation. Goodwill and intangible assets are periodically (but not less frequently than annually) reviewed for potential impairment.  Intangible assets with an estimated useful life are expected to amortize over a 7.7 year weighted average time period.  During the quarters and nine months ended September 30, 2011 and 2010, there were no impairment losses.

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

A Summary of Recent Accounting Pronouncements Follows:

Presentation

Comprehensive Income (ASC 220)

In June 2011, FASB released Accounting Standards Update (ASU) 2011-05, which attempts to improve the comparability, consistency, and transparency of financial reporting and increase the prominence of items reported in other comprehensive income (OCI).  The amendment requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of net income and comprehensive income or two separate consecutive statements.  Either presentation requires the presentation on the face of the financial statements any reclassification adjustments for items that are reclassified from OCI to net income in the statements.  There is no change in what must be reported in OCI or when an item of OCI must be reclassified to net income.  This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  This update will result in additional disclosure, but has no material effect on the Company’s consolidated financial statements.

Assets

Intangibles – Goodwill and Other (ASC 350)

In September 2011, FASB released ASU 2011-08, which allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.   The objective of the update is to simplify how entities test goodwill for impairment.  Under this update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.   This update if effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The Company is not eligible to elect early adoption.  This update has no material effect on the Company’s consolidated financial statements.

Broad Transactions

Fair Value Measurements and Disclosures (ASC 820)

In May 2011, FASB released ASU 2011-04 further converging US GAAP and IFRS by providing common fair value measurement and disclosure requirements.  The amendments in this Update change the wording used to describe the requirements in US GAAP for measuring fair value and for disclosing information about fair value measurements.  These include those that clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements and those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.  This guidance is effective for interim and annual reporting periods beginning after December 15, 2011.  This update may result in additional disclosure and the Company is evaluating the effect on the Company’s consolidated financial statements.

Transfers and Servicing (ASC 860)

In April 2011, FASB issued ASU 2011-03 regarding repurchase agreements.  In a typical repurchase agreement transaction, an entity transfers financial assets to the counterparty in exchange for cash with an agreement for the counterparty to return the same or equivalent financial assets for a fixed price in the future.  Previous to this update, one of the factors in determining whether sale treatment could be used was whether the transferor maintained effective control of the transferred assets and in order to do so, the transferor must have the ability to repurchase such assets. Based on this update, the FASB concluded that the assessment of effective control should focus on a transferor’s contractual rights and obligations with respect to transferred financial assets, rather than whether the transferor has the practical ability to perform in accordance with those rights or obligations.  Therefore, this update removes the transferor’s ability criterion from consideration of effective control.  This update is effective for the first interim or annual period beginning on or after December 15, 2011.  As the Company records repurchase agreements as secured borrowings and not sales, this update will have no effect on the Company’s consolidated financial statements.

Financial Services – Investment Companies (ASC 946)

In October 2011, FASB issued a proposed ASU 2011-200 which would amend the criteria in Topic 946 for determining whether an entity qualifies as an investment company.  The proposed ASU would affect the measurement, presentation and disclosure requirements for investment companies.  This proposed update amends the investment company definition in ASC 946 and removes the current exemption for Real Estate Investment Trusts from this topic.  The update may result in material modification to the presentation of the Company’s consolidated financial statements and the Company is currently evaluating the full effect of the update.

2.   AGENCY MORTGAGE-BACKED SECURITIES

The following tables present the Company’s available-for-sale Agency mortgage-backed securities portfolio as of September 30, 2011 and December 31, 2010 which were carried at their fair value:

September 30, 2011	Freddie Mac	Fannie Mae	Ginnie Mae	Total Agency Mortgage-Backed Securities
	(dollars in thousands)
Mortgage-backed
securities, gross	$30,371,944	$68,940,202	$796,512	$100,108,658
Unamortized discount	(12,166)	(15,528)	(400)	(28,094)
Unamortized premium	879,830	2,516,205	28,106	3,424,141
Amortized cost	31,239,608	71,440,879	824,218	103,504,705

Gross unrealized gains	993,468	2,255,539	37,946	3,286,953
Gross unrealized losses	(14,206)	(187,832)	(910)	(202,948)

Estimated fair value	$32,218,870	$73,508,586	$861,254	$106,588,710

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(dollars in thousands)
Adjustable rate	$9,420,551	$401,054	$(3,240)	$9,818,365

Fixed rate	94,084,154	2,885,899	(199,708)	96,770,345

Total	$103,504,705	$3,286,953	$(202,948)	$106,588,710

December 31, 2010	Freddie Mac	Fannie Mae	Ginnie Mae	Total Agency mortgage-backed securities
	(dollars in thousands)
Mortgage-backed
securities, gross	$19,846,543	$54,341,140	$824,029	$75,011,712
Unamortized discount	(14,651)	(18,329)	(403)	(33,383)
Unamortized premium	517,507	1,795,116	26,200	2,338,823
Amortized cost	20,349,399	56,117,927	849,826	77,317,152

Gross unrealized gains	463,471	1,211,324	29,408	1,704,203
Gross unrealized losses	(140,027)	(438,918)	(2,080)	(581,025)

Estimated fair value	$20,672,843	$56,890,333	$877,154	$78,440,330

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(dollars in thousands)
Adjustable rate	$10,954,627	$257,822	$(75,440)	$11,137,009

Fixed rate	66,362,525	1,446,381	(505,585)	67,303,321

Total	$77,317,152	$1,704,203	$(581,025)	$78,440,330

Actual maturities of Agency mortgage-backed securities are generally shorter than stated contractual maturities because actual maturities of Agency mortgage-backed securities are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.  The following table summarizes the Company’s Agency mortgage-backed securities on September 30, 2011 and December 31, 2010 according to their estimated weighted-average life classifications:

	September 30, 2011		December 31, 2010
	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Weighted-Average Life	(dollars in thousands)
Less than one year	$1,258,333	$1,239,663	$915,398	$901,824
Greater than one year and less than five years	95,745,349	92,856,677	59,732,123	58,321,570
Greater than or equal to five years	9,585,028	9,408,365	17,792,809	18,093,758

Total	$106,588,710	$103,504,705	$78,440,330	$77,317,152

The weighted-average lives of the Agency mortgage-backed securities at September 30, 2011 and December 31, 2010 in the table above are based upon data provided through subscription-based financial information services, assuming constant principal prepayment rates to the reset date of each security.  The prepayment model considers current yield, forward yield, steepness of the yield curve, current mortgage rates, mortgage rate of the outstanding loans, loan age, margin and volatility.  The actual weighted average lives of the Agency mortgage-backed securities could be longer or shorter than estimated.

The following table presents the gross unrealized losses, and estimated fair value of the Company’s Agency mortgage-backed securities by length of time that such securities have been in a continuous unrealized loss position at September 30, 2011 and December 31, 2010.

	Unrealized Loss Position For: (dollars in thousands)
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

September 30, 2011	$5,243,617	$(192,455)	$305,241	$(10,493)	$5,548,858	$(202,948)
December 31, 2010	$28,608,996	$(577,096)	$166,481	$(3,929)	$28,775,477	$(581,025)

The decline in value of these securities is solely due to market conditions and not the quality of the assets.  Substantially all of the Agency mortgage-backed securities are “AAA” rated or carry an implied “AAA” rating.  The investments are not considered other-than-temporarily impaired because the Company currently has the ability and intent to hold the investments to maturity or for a period of time sufficient for a forecasted market price recovery up to or beyond the cost of the investments or the Company is not required to sell for regulatory or other reasons.  Also, the Company is guaranteed payment of the principal amount of the securities by the government agency which created them.

During the quarter and nine months ended September 30, 2011, the Company sold $3.6 billion and $8.5 billion of Agency mortgage-backed securities, resulting in a realized gain of $91.7 million and $118.5 million, respectively.  During the quarter and nine months ended September 30, 2010, the Company sold $2.8 billion and $5.8 billion of Agency mortgage-backed securities, resulting in a realized gain of $61.9 million and $146.6 million respectively.

Interest-only securities represent the right to receive a specified portion of the contractual interest flows of the underlying unamortized principal balance of specific Agency mortgage-backed securities.  As of September 30, 2011, interest-only securities accounted for under the fair value option had unrealized losses of $39.0 million and an amortized cost of $140.1 million.

3.   AGENCY DEBENTURES

At September 30, 2011, the Company owned Agency debentures with a fair value of $824.1 million, including unrealized gains of $5.5 million.  At December 31, 2010, the Company owned Agency debentures with a fair value of $1.1 billion, including an unrealized gain of $9.7 million.

For the quarter and nine months ended September 30, 2011, the Company sold or had called $288.9 million and $1.2 billion of Agency debentures, resulting in realized gains of $0 and $7.7 million, respectively.  For the quarter and nine months ended September 30, 2010, the Company sold or had called $350.0 million and $1.7 billion of Agency debentures, resulting in a realized gain of $125,000 and $1.3 million, respectively.

4.   INVESTMENT IN AFFILIATES, AVAILABLE FOR SALE EQUITY SECURITIES

Substantially all of the Company’s available-for-sale equity securities are shares of Chimera Investment Corporation (Chimera) and CreXus Investment Corp. (CreXus) and are reported at fair value.  The Company owned approximately 45.0 million shares of Chimera at a fair value of approximately $124.6 million at September 30, 2011 and approximately 45.0 million shares of Chimera at a fair value of approximately $184.9 million at December 31, 2010.  At September 30, 2011, the investment in Chimera had an unrealized loss of $14.2 million. The Company owned approximately 9.5 million shares of CreXus at a fair value of approximately $84.6 million at September 30, 2011 and approximately 4.5 million shares of CreXus at a fair value of approximately $59.3 million at December 31, 2010.  At September 30, 2011, the investment in CreXus had an unrealized loss of $40.8 million.

The Company determined other-than-temporary impairment was not necessary for the quarter or nine months ended September 30, 2011 as the Company has the intent and ability to retain its investments for a period of time sufficient to allow for any anticipated recovery in market value.

5.   REVERSE REPURCHASE AGREEMENTS

At September 30, 2011, RCap had outstanding reverse repurchase agreements with non-affiliates of $338.0 million. At December 31, 2010, RCap had outstanding reverse repurchase agreements with non-affiliates of $1.0 billion.  At September 30, 2011, Shannon had outstanding reverse repurchase agreements with non-affiliates of $22.3 million.

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

Available-for-sale-equity securities are valued based on quoted prices (unadjusted) in an active market.  Agency mortgage-backed securities, debentures and interest rate swaps are valued internally and compared to quoted prices for similar assets and dealer quotes.  Management incorporates common market pricing methods, including a spread measurement to the Treasury curve or interest rate swap curve as well as underlying characteristics of the particular security including coupon, periodic and life caps, rate reset period and expected life of the security.

The Company’s Investment Securities characteristics are as follows:

	Weighted Average Coupon on Fixed Rate Investments	Weighted Average Coupon on Adjustable Rate Investments	Weighted Average Yield on Fixed Rate Investments	Weighted Average Yield on Adjustable Rate Investments	Weighted Average Lifetime Cap on Adjustable Investments	Weighted Average Term to Next Adjustment on Adjustable Rate Investments

At September 30, 2011	4.81%	3.85%	3.78%	2.79%	9.63%	40 months
At December 31, 2010	4.92%	4.28%	4.00%	3.04%	10.16%	39 months

The classification of assets and liabilities by level remains unchanged at September 30, 2011, when compared to the year ended December 31, 2010, with the exception of equity securities, which were acquired during the quarter ended September 30, 2011.  The Company’s financial assets and liabilities carried at fair value on a recurring basis are valued as follows:

	Level 1	Level 2	Level 3
At September 30, 2011	(dollars in thousands)
Assets:
Agency mortgage-backed securities	$-	$106,588,710	$-
Agency debentures	-	824,092	-
Investment in affiliates	209,374	-	-
U.S. Treasury Securities	172,892	-	-
Equity securities	3,929	-	-
Securities borrowed	-	1,052,810	-
Other derivative contracts	-	1,450	-
Liabilities:
Interest rate swaps	-	2,540,558	-
U.S. Treasury securities sold, not yet purchased	549,505	-	-
Securities loaned	-	907,061	-

	Level 1	Level 2	Level 3
	(dollars in thousands)
Assets:
Agency mortgage-backed securities	$-	$78,440,330	$-
Agency debentures	-	1,108,261	-
Investments in affiliates	184,879	-	-
U.S. Treasury securities	1,100,447	-	-
Securities borrowed	-	216,676	-
Interest rate swaps	-	2,561	-
Other derivative contracts	2,607	-	-
Liabilities:
Interest rate swaps	-	754,439	-
U.S. Treasury securities sold, not yet purchased	909,462	-	-
Securities loaned	-	217,841	-
Other derivative contracts	-	2,446	-

The carrying amount of cash and cash equivalents, reverse repurchase agreements, receivable for Agency mortgage-backed securities sold, accrued interest and dividends receivable, receivable for advisory and service fees, repurchase agreements with maturities shorter than one year, payable for investments purchased, dividends payable, accounts payable and other liabilities, and accrued interest payable, generally approximates fair value at September 30, 2011 due to the short term nature of these financial instruments.

7.   REPURCHASE AGREEMENTS

The Company had outstanding $86.5 billion and $65.5 billion of repurchase agreements with weighted average borrowing rates of 1.61% and 1.84%, after giving effect to the Company’s interest rate swaps, and weighted average remaining maturities of 122 days and 127 days as of September 30, 2011 and December 31, 2010, respectively.  Investment Securities and U.S. Treasury Securities pledged as collateral under these repurchase agreements and interest rate swaps had an estimated fair value of $93.6 billion at September 30, 2011 and $69.5 billion at December 31, 2010.

At September 30, 2011 and December 31, 2010, the repurchase agreements had the following remaining maturities:

	September 30, 2011	December 31, 2010
	(dollars in thousands)
1 day	$508,647	$-
2 to 29 days	30,514,704	32,669,341
30 to 59 days	17,452,781	13,767,522
60 to 89 days	6,642,708	4,776,597
90 to 119 days	15,863,279	6,068,376
Over 120 days	15,513,786	8,251,701
Total	$86,495,905	$65,533,537

The Company did not have an amount at risk greater than 10% of the equity of the Company with any counterparty as of September 30, 2011 or December 31, 2010.

The Company has entered into long term repurchase agreements which provide the counterparties with the right to call the balance prior to maturity date.  These repurchase agreements totaled $5.0 billion and the fair value of the option to call was ($296.4 million) at September 30, 2011.  The repurchase agreements totaled $5.9 billion and the fair value of the option to call was ($313.2 million) at December 31, 2010.  Management has determined that the call option is not required to be bifurcated as it is deemed clearly and closely related to the debt instrument, therefore the fair value of the option is not recorded in the consolidated financial statements. The long term repurchase agreements are modeled and priced as pay fixed versus receive floating interest rate swaps whereby the fixed receiver has the option to cancel the swap after an initial lockout period.

Additionally, as of September 30, 2011 and December 31, 2010, the Company has entered into repurchase agreements with a term of over one year.  The amount of the repurchase agreements is $1.0 billion and $500 million and they have an estimated fair value of $1.1 billion and $513.3 million as of September 30, 2011 and December 31, 2010, respectively.

8.   DERIVATIVE INSTRUMENTS

In connection with the Company’s interest rate risk management strategy, the Company economically hedges a portion of its interest rate risk by entering into derivative financial instrument contracts.  As of September 30, 2011, such instruments are comprised of interest rate swaps, which in effect modify the cash flows on repurchase agreements.  The use of interest rate swaps creates exposure to credit risk relating to potential losses that could be recognized if the counterparties to these instruments fail to perform their obligations under the contracts.  In the event of a default by the counterparty, the Company could have difficulty obtaining its Investment Securities pledged as collateral for swaps.  The Company does not anticipate any defaults by its counterparties.

The purpose of the swaps is to mitigate the risk of rising interest rates that affect the Company’s cost of funds.

The location and fair value of the Company’s interest rate swaps reported in the Consolidated Statements of Financial Condition as of September 30, 2011 and December 31, 2010 are as follows:

	Location on Consolidated Statements of Financial Condition	Notional Amount	Net Estimated Fair Value/Carrying Value
		(dollars in thousands)
September 30, 2011	Assets	$-	$-
September 30, 2011	Liabilities	$40,461,190	$(2,540,558)
December 31, 2010	Assets	$200,000	$2,561
December 31, 2010	Liabilities	$26,882,460	$(754,439)

The effect of the Company’s interest rate swaps on the Consolidated Statements of Operations and Comprehensive Income is as follows:

	Location on Consolidated Statements of Operations and Comprehensive Income
	Realized Gains (Loss) Recognized on	Unrealized Gains (Losses) on
	Interest Rate Swaps*	Interest Rate Swaps
	(dollars in thousands)
For the Quarter Ended September 30, 2011	$(231,849)	$(1,505,333)
For the Quarter Ended September 30, 2010	$(188,636)	$(448,253)
For the Nine Months Ended September 30, 2011	$(654,757)	$(1,802,968)
For the Nine Months Ended September 30, 2010	$(545,009)	$(1,158,023)

* Net interest payments on interest rate swaps is presented in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) as realized gains (losses) on interest rate swaps.

The weighted average pay rate at September 30, 2011 was 2.57% and the weighted average receive rate was 0.25%.  The weighted average pay rate at September 30, 2010 was 3.34% and the weighted average receive rate was 0.31%.  Without netting the market value of the swaps by dealer at September 30, 2011, the gross unrealized loss on interest rate swaps was $2.5 billion, with a notional amount of $40.5 billion.  Without netting the market value of the swaps by dealer at September 30, 2010, the gross unrealized loss on interest rate swaps was $1.6 billion, with a notional amount of $25.9 billion.

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

9.   CONVERTIBLE SENIOR NOTES

In 2010, Company issued $600.0 million in aggregate principal amount of its 4% convertible senior notes due 2015 (“Convertible Senior Notes”) for net proceeds following underwriting expenses of approximately $582.0 million.  Interest on the Convertible Senior Notes is paid semi-annually at a rate of 4% per year and the Convertible Senior Notes will mature on February 15, 2015 unless earlier repurchased or converted.  The Convertible Senior Notes are convertible into shares of Common Stock at an initial conversion rate and conversion rate at September 30, 2011 of 46.6070 and 60.1093 shares of Common Stock per $1,000 principal amount of Convertible Senior Notes, which is equivalent to an initial conversion price and conversion price at September 30, 2011 of approximately $21.4560 and $16.6364 per share of Common Stock, respectively, subject to adjustment in certain circumstances.  During the quarter ended September 30, 2011, it was determined that there was a contingent beneficial conversion feature.  The intrinsic value of the contingent beneficial conversion feature was $44.9 million.  This intrinsic value is included  in Additional paid in capital on the Company’s Consolidated Statements of Financial Condition and, therefore, reduces the liability associated with  the Convertible Senior Notes.  The $44.9 million discount to the principal amount of the Convertible Senior Notes is recognized in interest expense over the remaining life of the notes using the effective yield method.  The market value of the Convertible Senior Notes at September 30, 2011 and December 31, 2010 was $687.8 million and $699.2 million, respectively, based on closing price.

10.  PREFERRED STOCK AND COMMON STOCK

(A)  Common Stock Issuances
On June 23, 2011, the Company amended its charter to increase the number of authorized shares of capital stock, par value $0.01 per share, from 1,000,000,000 shares to 2,000,000,000 shares, consisting of 1,987,987,500 shares classified as Common Stock, 7,412,500 shares classified as 7.875% Series A Cumulative Redeemable Preferred Stock, and 4,600,000 shares classified as 6.00% Series B Cumulative Convertible Preferred Stock.

On July 11, 2011 the Company entered into an agreement pursuant to which it sold 138,000,000 shares of its common stock for net proceeds following expenses of approximately $2.41 billion. This transaction settled on July 15, 2011.

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

During the quarter and nine months ended September 30, 2011, 134,000 options and 596,000 options were exercised for an aggregate exercise price of $1.8 million and $7.9 million, respectively, and 0 shares and 654,000 restricted shares were granted under the Long-Term Stock Incentive Plan (“Incentive Plan”), respectively.  During the quarter and nine months ended September 30, 2010, 79,000 options and 227,000 options were exercised under the Incentive Plan for an aggregate exercise price of $1.0 million and $2.8 million, respectively.

During the quarter and nine months ended September 30, 2011, 260,000 shares and 263,000 shares of Series B Preferred Stock were converted into 732,000 shares and 740,000 shares of common stock, respectively.  During the quarter and nine months ended September 30, 2010, 297,000 and 298,000 shares of Series B Preferred Stock were converted into 741,000 and 743,000 shares of common stock, respectively.

During the nine months ended September 30, 2011, the Company raised $455.7 million by issuing 26.2 million shares through the Direct Purchase and Dividend Reinvestment Program.  The Company did not issue any shares through the program during the quarter ended September 30, 2011.  During the quarter and nine months ended September 30, 2010, the Company raised $691,000 and $117.2 million by issuing 39,000 shares and 6.6 million shares, through the Direct Purchase and Dividend Reinvestment Program.

(B) Preferred Stock

At September 30, 2011 and December 31, 2010, the Company had issued and outstanding 7,412,500 shares of Series A Cumulative Redeemable Preferred Stock (Series A Preferred Stock), with a par value $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The Series A Preferred Stock must be paid a dividend at a rate of 7.875% per year on the $25.00 liquidation preference before the common stock is entitled to receive any dividends. The Series A Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not declared) exclusively at the Company's option commencing on April 5, 2009 (subject to the Company's right under limited circumstances to redeem the Series A Preferred Stock earlier in order to preserve its qualification as a REIT). The Series A Preferred Stock is senior to the Company's common stock and is on parity with the Series B Preferred Stock with respect to dividends and distributions, including distributions upon liquidation, dissolution or winding up. The Series A Preferred Stock generally does not have any voting rights, except if the Company fails to pay dividends on the Series A Preferred Stock for six or more quarterly periods (whether or not consecutive). Under such circumstances, the Series A Preferred Stock, together with the Series B Preferred Stock, will be entitled to vote to elect two additional directors to the Board, until all unpaid dividends have been paid or declared and set apart for payment. In addition, certain material and adverse changes to the terms of the Series A Preferred Stock cannot be made without the affirmative vote of holders of at least two-thirds of the outstanding shares of Series A Preferred Stock and Series B Cumulative Convertible Preferred Stock (Series B Preferred Stock). Through September 30, 2011, the Company had declared and paid all required quarterly dividends on the Series A Preferred Stock.

At September 30, 2011 and December 31, 2010, the Company had issued and outstanding 1,389,249 and 1,652,047, respectively, shares of Series B Preferred Stock, with a par value $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The Series B Preferred Stock must be paid a dividend at a rate of 6% per year on the $25.00 liquidation preference before the common stock is entitled to receive any dividends.

The Series B Preferred Stock is not redeemable. The Series B Preferred Stock is convertible into shares of common stock at a conversion rate that adjusts from time to time upon the occurrence of certain events, including if the Company distributes to its common shareholders in any calendar quarter cash dividends in excess of $0.11 per share. Initially, the conversion rate was 1.7730 shares of common shares per $25 liquidation preference.   At September 30, 2011, the conversion ratio was 2.8944 shares of common stock per $25 liquidation preference.  Commencing April 5, 2011, the Company has the right in certain circumstances to convert each Series B Preferred Stock into a number of common shares based upon the then prevailing conversion rate. The Series B Preferred Stock is also convertible into common shares at the option of the Series B preferred shareholder at any time at the then prevailing conversion rate. The Series B Preferred Stock is senior to the Company's common stock and is on parity with the Series A Preferred Stock with respect to dividends and distributions, including distributions upon liquidation, dissolution or winding up. The Series B Preferred Stock generally does not have any voting rights, except if the Company fails to pay dividends on the Series B Preferred Stock for six or more quarterly periods (whether or not consecutive). Under such circumstances, the Series B Preferred Stock, together with the Series A Preferred Stock, will be entitled to vote to elect two additional directors to the Board, until all unpaid dividends have been paid or declared and set apart for payment. In addition, certain material and adverse changes to the terms of the Series B Preferred Stock cannot be made without the affirmative vote of holders of at least two-thirds of the outstanding shares of Series B Preferred Stock and Series A Preferred Stock. Through September 30, 2011, the Company had declared and paid all required quarterly dividends on the Series B Preferred Stock.  During the quarter and nine months ended September 30, 2011, 260,000 shares and 263,000 shares of Series B Preferred Stock were converted into 732,000 shares and 740,000 shares of common stock, respectively.  During the quarter and nine months ended September 30, 2010, 297,000 and 298,000 shares of Series B Preferred Stock were converted into 741,000 and 743,000 shares of common stock, respectively.

(C) Distributions to Shareholders

During the quarter and nine months ended September 30, 2011, the Company declared dividends to common shareholders totaling $581.8 million or $0.60 per share and $1.6 billion or $1.87 per share, respectively, of which $581.8 million was paid to shareholders on October 27, 2011.  During the quarter and nine months ended September 30, 2011, the Company declared dividends to Series A Preferred shareholders totaling approximately $3.6 million or $0.492 per share and $10.9 million or $1.477 per share, and Series B shareholders totaling approximately $524 thousand or $0.375 per share and approximately $1.8 million or $1.125 per share, respectively.

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

11.  NET INCOME PER COMMON SHARE

The following table presents a reconciliation of the net income and shares used in calculating basic and diluted earnings per share for the quarters and nine months ended September 30, 2011 and 2010.

	For the Quarters Ended		For the Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Net income (loss)	$(921,813)	$(14,060)	$(101,101)	$48,776
Less: Preferred stock dividends	4,172	4,515	12,706	13,765
Net income (loss) available to common shareholders, prior to adjustment for dilutive potential common shares, if necessary	$(925,985)	$(18,575)	$(113,807)	$35,011
Add: Preferred Series B dividends, if Series B shares are dilutive	-	-	-	-
Add: Interest on Convertible Senior Notes, if Notes are dilutive	-	-	-	-
Net income (loss) available to common shareholders, as adjusted	$(925,985)	$(18,575)	$(113,807)	$35,011

Weighted average shares of common stock outstanding-basic	948,546	611,905	841,913	575,742
Add: Effect of dilutive stock options	-	-	-	217
Add: Series B Cumulative Convertible Preferred Stock, if dilutive	-	-	-	-
Add: Convertible Senior Notes, if dilutive	-	-	-	-
Weighted average shares of common stock outstanding-diluted	948,546	611,905	841,913	575,959

Options to purchase 572,000 and 572,000 shares of common stock were outstanding and considered anti-dilutive as their exercise price exceeded the average stock price for the quarter and nine months ended September 30, 2011. Options to purchase 572,000 and 566,000 shares of common stock were outstanding and considered anti-dilutive as their exercise price exceeded the average stock price for the quarter and nine months ended September 30, 2010, respectively.

12.  LONG-TERM STOCK INCENTIVE PLANS

The Company has adopted the 2010 Equity Incentive Plan, which authorizes the Compensation Committee of the board of directors to grant options, stock appreciation rights, dividend equivalent rights, or other share-based award, including restricted shares up to an aggregate of 25,000,000 shares, subject to adjustments as provided in the 2010 Equity Incentive Plan.  On June 27, 2011 the Company granted to each non-management director of the Company options to purchase 1,250 shares of the Company’s common stock under the 2010 Equity Incentive Plan.  The stock options were issued at the current market price on the date of grant and immediately vested with a contractual term of 5 years.  The grant date fair value is calculated using the Black-Scholes option valuation model.  The Company had adopted a long term stock incentive plan for executive officers, key employees and non-employee directors (the Prior Plan).  The Prior Plan authorized the Compensation Committee of the board of directors to grant awards, including non-qualified options as well as incentive stock options as defined under Section 422 of the Code.  The Prior Plan authorized the granting of options or other awards for an aggregate of the greater of 500,000 shares or 9.5% of the diluted outstanding shares of the Company’s common stock, up to ceiling of 8,932,921 shares.  No further awards will be made under the Prior Plan, although existing awards will remain effective.

Stock options were issued at the market price on the date of grant, subject to an immediate or four year vesting in four equal installments with a contractual term of 5 or 10 years.  During the nine months ended September 30, 2011, the Company granted 654,000 restricted shares that vest over four years.

	For the Nine Months Ended
	September 30, 2011		September 30, 2010
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding at the beginning of period	6,891,975	$15.20	7,271,503	$15.20
Granted	7,500	18.67	7,500	17.24
Exercised	(596,470)	13.18	(226,791)	12.54
Forfeited	-	-	(14,400)	14.85
Expired	(3,750)	12.15	(6,250)	18.26
Options outstanding at the end of period	6,299,255	$15.54	7,031,562	$15.28
Options exercisable at the end of the period	4,534,143	$16.12	3,961,568	$16.04

The weighted average remaining contractual term was approximately 5.7 years for stock options outstanding and approximately 5.1 years for stock options exercisable as of September 30, 2011.  As of September 30, 2011, there was approximately $5.3 million of total unrecognized compensation cost related to nonvested share-based compensation awards.  That cost is expected to be recognized over a weighted average period of 1.3 years.

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

During the quarter and nine months ended September 30, 2011, the Company’s taxable REIT subsidiaries recorded $2.6 million and $9.4 million of income tax expense for income attributable to those subsidiaries, and the portion of earnings retained based on Code Section 162(m) limitations.  During the quarter and nine months ended September 30, 2011, the Company recorded $12.8 million and $32.4 million of income tax expense for a portion of earnings retained based on Section 162(m) limitations.

During the quarter and nine months ended September 30, 2010, the Company’s taxable REIT subsidiaries recorded $2.4 million and $5.4 million of income tax expense for income attributable to those subsidiaries, and the portion of earnings retained based on Code Section 162(m) limitations.  During the quarter and nine months ended September 30, 2010, the Company recorded $8.6 million and $21.8 million of income tax expense for a portion of earnings retained based on Section 162(m) limitations.

The Company files tax returns in several U.S jurisdictions, including New York State and New York City. The 2007 through 2010 tax year remains open to U.S. federal, state and local tax examinations.

The effective tax rate of 53% was calculated based on the Company’s estimated taxable income after dividends paid deduction and differ from the federal statutory rate as a result of state and local taxes and permanent difference pertaining to employee remuneration as discussed above.

The statutory combined federal, state, and city corporate tax rate is 45%.  This amount is applied to the amount of estimated REIT taxable income retained (if any and only up to 10% of ordinary income as all capital gain income is distributed) and to taxable income earned at the taxable subsidiaries.  Thus, as a REIT, the Company’s effective tax rate is significantly less as it is allowed to deduct dividend distributions.

14.  LEASE COMMITMENTS AND CONTINGENCIES

Commitments

The Company has a non-cancelable lease for office space which commenced in May 2002 and expires in December 2015. Additionally, on January 1, 2011 the Company acquired additional office space. Merganser has a non-cancelable lease for office space, which commenced on May 2003 and expires in May 2014.  Merganser subleases a portion of its leased space to a subtenant.  FIDAC has a lease for office space which commenced in October 2010 and expires in February 2016. FIDAC UK has a lease for office space that expires in March 2019, which FIDAC UK has the right to terminate early in March 2014 by providing six months’ notice to the lessor.  The Company’s aggregate future minimum lease payments total $9.4 million.   The following table details the lease payments.

Year Ending December	Lease Commitment	Sublease Income	Net Amount
	(dollars in thousands)
2011 (remaining)	$750	$42	$708
2012	3,003	70	2,933
2013	3,004	-	3,004
2014	2,522	-	2,522
2015	161	-	161
Later years	27	-	27
	$9,467	$112	$9,355

Contingencies

From time to time, the Company is involved in various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company’s consolidated financial statements and therefore no accrual is required as of September 30, 2011 and 2010.

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

The Company seeks to manage the extent to which net income changes as a function of changes in interest rates by matching adjustable-rate assets with variable-rate borrowings.  The Company may seek to mitigate the potential impact on net income of periodic and lifetime coupon adjustment restrictions in the portfolio of interest earning assets by entering into interest rate agreements such as interest rate caps and interest rate swaps. As of September 30, 2011 and December 31, 2010, the Company entered into interest rate swaps to pay a fixed rate and receive a floating rate of interest, with a total notional amount of $40.5 billion and $27.1 billion, respectively.

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

As a self-clearing, registered broker dealer, RCap is subject to the minimum net capital requirements of the Financial Industry Regulatory Authority (FINRA).  As of September 30, 2011 RCap had a minimum net capital requirement of $250,000 and would be required to notify FINRA if capital was to fall below the early warning threshold of $300,000.  RCap consistently operates with capital significantly in excess of its regulatory capital requirements. RCap’s regulatory net capital as defined by SEC Rule 15c3-1, as of September 30, 2011 was $247.7 million with excess net capital of $247.4 million.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

Certain statements contained in this quarterly report, and certain statements contained in our future filings with the Securities and Exchange Commission (the SEC or the Commission"), in our press releases or in our other public or shareholder communications may not be based on historical facts and are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements, which are based on various assumptions, (some of which are beyond our control) may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as "may," "will," "believe," "expect," "anticipate," "continue," or similar terms or variations on those terms, or the negative of those terms. Actual results could differ materially from those set forth in forward-looking statements due to a variety of factors, including, but not limited to, changes in interest rates, changes in the yield curve, changes in prepayment rates, the availability of mortgage-backed securities and other securities for purchase, the availability of financing, and, if available, the terms of any financings, changes in the market value of our assets, changes in business conditions and the general economy, changes in governmental regulations affecting our business, our ability to maintain our classification as a REIT for federal income tax purposes, our ability to maintain our exemption from registration under the Investment Company Act of 1940, and risks associated with the business of our subsidiaries, including the investment advisory businesses of our subsidiaries, including the removal by their clients of assets they manage, their regulatory requirements, and competition in the investment advisory business, and risks associated with the broker dealer business of our subsidiary. For a discussion of the risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, see our most recent Annual Report on Form 10-K and any subsequent Quarterly Reports on Form 10-Q. We do not undertake and specifically disclaim any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

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

Overview

We own, manage, and finance a portfolio of real estate related assets, including mortgage pass-through certificates, collateralized mortgage obligations (or CMOs), Agency callable debentures, and other securities representing interests in or obligations backed by pools of mortgage loans.  Our principal business objective is to generate net income for distribution to our stockholders from the spread between the interest income on our interest-earning assets and the costs of borrowing to finance our acquisition of interest-earning assets and from dividends we receive from our subsidiaries.  Our wholly-owned subsidiaries offer diversified real estate, asset management and other financial services.  FIDAC and Merganser are our wholly-owned taxable REIT subsidiaries that are registered investment advisors that generate advisory and service fee income.  RCap is our wholly-owned broker dealer taxable REIT subsidiary which generates fee income.  We also own an investment fund and subsidiaries engaged in corporate middle market lending transactions, providing warehouse financing to residential mortgage originators and providing advice on commercial real estate transactions, including sale-leaseback and single tenant net leased properties across Europe.

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

We have elected to be taxed as a real-estate investment trust, or REIT, for federal income tax purposes.  Pursuant to the current federal tax regulations, one of the requirements of maintaining our status as a REIT is that we must distribute at least 90% of our REIT taxable income (determined without regard to the deduction for dividends paid and by excluding any net capital gain) to our stockholders, subject to certain adjustments.

The results of our operations are affected by various factors, many of which are beyond our control.  Our results of operations primarily depend on, among other things, our net interest income, the market value of our assets and the supply of and demand for such assets.  Our net interest income, which reflects the amortization of purchase premiums and accretion of discounts, varies primarily as a result of changes in interest rates, borrowing costs and prepayment speeds, the behavior of which involves various risks and uncertainties.  Prepayment speeds, as reflected by the Constant Prepayment Rate, or CPR, and interest rates vary according to the type of investment, conditions in financial markets, competition and other factors, none of which can be predicted with any certainty.  In general, as prepayment speeds on our Agency mortgage-backed securities portfolio increase, related purchase premium amortization increases, thereby reducing the net yield on such assets.  The CPR on our Agency mortgage-backed securities portfolio averaged 18%, and 20% for the quarters ended September 30, 2011 and 2010, respectively. Since changes in interest rates may significantly affect our activities, our operating results depend, in large part, upon our ability to effectively manage interest rate risks and prepayment risks while maintaining our status as a REIT.

The table below provides quarterly information regarding our average balances, interest income, yield on assets, economic interest expense, cost of interest-bearing liabilities, economic net interest income and net interest rate spreads for the quarterly periods presented.

	Average Interest Earning Assets (1)	Total Interest Income	Yield on Average Interest Earning Assets	Average Interest-Bearing Liabilities	Economic Interest Expense (2)	Average Cost of Interest-Bearing Liabilities	Economic Net Interest Income (3)	Net Interest Rate Spread
	(ratios for the quarters have been annualized, dollars in thousands)
Quarter Ended September 30, 2011	$100,473,505	$930,802	3.71%	$86,617,908	$353,266	1.63%	$577,536	2.08%
Quarter Ended June 30, 2011	$94,696,473	$957,068	4.04%	$83,042,390	$330,080	1.59%	$626,988	2.45%
Quarter Ended March 31, 2011	$89,190,290	$844,048	3.79%	$79,235,324	$321,604	1.62%	$522,444	2.17%
Quarter Ended December 31, 2010	$74,749,528	$682,087	3.65%	$67,448,046	$304,013	1.80%	$378,074	1.85%
Quarter Ended September 30, 2010	$69,242,085	$702,976	4.06%	$62,034,137	$302,568	1.95%	$400,408	2.11%

(1)	Does not reflect unrealized gains/ (losses) or premium/(discount).
(2)	Economic interest expense includes interest expense on interest rate swaps.
(3)	Economic net interest income includes interest expense on interest rate swaps.

The following table presents the CPR experienced on our Agency mortgage-backed securities portfolio, on an annualized basis, for the quarterly periods presented.

Quarter Ended	CPR
September 30, 2011	18%
June 30, 2011	11%
March 31, 2011	17%
December 31, 2010	23%
September 30, 2010	20%

We continue to explore alternative business strategies, alternative investments and other strategic initiatives to complement our core business strategy of investing, on a leveraged basis, in high quality Investment Securities.  No assurance, however, can be provided that any such strategic initiative will or will not be implemented in the future.

For the purposes of computing ratios relating to equity measures, throughout this report, equity includes Series B preferred stock, which has been treated under GAAP as temporary equity.   For the purpose of computing net interest income and ratios relating to cost of fund measures throughout this report, interest expense includes interest expense on interest rate swaps, which is classified in the Consolidated Statements of Operations and Comprehensive Income (Loss) as Realized losses on interest rate swaps.  Interest rate swaps are used to hedge the increase in interest paid on repurchase agreements in a rising rate environment.  Presenting the contractual interest payments on interest rate swaps with the interest paid on interest-bearing liabilities, reflects total contractual interest payments.  This presentation depicts the economic value of our investment strategy.  Interest expense, including interest payments on interest rate swaps, is referred to as economic interest expense.  Net interest income, including interest payments on interest rate swaps, is referred to as economic net interest income.

Results of Operations:

Net Income Summary

For the quarter ended September 30, 2011, our net loss was $921.8 million or $0.98 per average common share, as compared to net loss of $14.1 million or $0.03 basic per average common share for the quarter ended September 30, 2010.  Net loss per average share increased by $0.95 per average common share and the total net loss increased $907.7 million for the quarter ended September 30, 2011, when compared to the quarter ended September 30, 2010.  We attribute the increase in net loss for the quarter ended September 30, 2011 from the quarter ended September 30, 2010 to the unrealized losses on interest rate swaps of $1.5 billion for the quarter ended September 30, 2011, as compared to an unrealized loss related to interest rate swaps of $448.3 million for the quarter ended September 30, 2010, for an increase of $1.1 billion.

For the nine months ended September 30, 2011, our net loss was $101.1 million, or $0.14 per average common share, as compared to net income of $48.8 million, or $0.06 per average common share for the nine months ended September 30, 2010.  We attribute the decrease in net income for the nine months ended September 30, 2011 from the nine months ended September 30, 2010 to unrealized loss related to interest rate swaps of $1.8 billion for the nine months ended September 30, 2011, as compared to an unrealized loss related to interest rate swaps of $1.2 billion for the nine months ended September 30, 2010.

The table below presents the net income summary for the quarters and nine months ended September 30, 2011 and 2010.

Net Income Summary
(dollars in thousands, except for per share data)

	For the Quarters Ended		For the Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Interest income:
Investments	$926,558	$700,964	$2,713,141	$1,997,681
U.S. Treasury Securities	2,302	751	13,624	791
Securities loaned	1,942	1,261	5,153	2,575
Total interest income	930,802	702,976	2,731,918	2,001,047

Interest expense:
Repurchase agreements	109,014	105,393	311,780	294,457
Convertible Senior Notes	8,798	7,033	22,465	17,194
U.S. Treasury Securities sold, not yet purchased	2,109	459	11,867	483
Securities borrowed	1,496	1,047	4,081	2,176
Total interest expense	121,417	113,932	350,193	314,310

Net interest income	809,385	589,044	2,381,725	1,686,737

Other income (loss):
Investment advisory and other fee income	20,828	15,343	58,745	41,752
Net gains (losses) on sales of Agency mortgage-backed securities and debentures	91,668	61,986	126,189	147,989
Dividend income	8,706	8,097	23,233	23,391
Net gains (losses) on trading assets	1,942	1,082	15,042	1,159
Net unrealized gains (losses) on interest-only Agency mortgage- backed securities	(39,321)	-	(39,045)	-
Income (expense) from underwriting	2,772	915	5,599	1,415
Subtotal	86,595	87,423	189,763	215,706
Realized gains (losses) on interest rate swaps(1)	(231,849)	(188,636)	(654,757)	(545,009)
Unrealized gains (losses) on interest rate swaps	(1,505,333)	(448,253)	(1,802,968)	(1,158,023)
Subtotal	(1,737,182)	(636,889)	(2,457,725)	(1,703,032)
Total other income (loss)	(1,650,587)	(549,466)	(2,267,962)	(1,487,326)

Expenses:
Distribution fees	-	-	-	360
General and administrative expenses	65,194	43,430	174,250	124,991
Total expenses	65,194	43,430	174,250	125,351

Income (loss) before income taxes and income from equity method investment in affiliate	(906,396)	(3,852)	(60,487)	74,060

Income taxes	(15,417)	(11,076)	(41,754)	(27,227)

Income from equity method investment in affiliate	-	868	1,140	1,943

Net income (loss)	(921,813)	(14,060)	(101,101)	48,776

Dividends on preferred stock	4,172	4,515	12,706	13,765

Net income (loss) available (related) to common shareholders	$(925,985)	$(18,575)	$(113,807)	$35,011

Weighted average number of basic common shares outstanding	948,545,975	611,904,518	841,912,810	575,742,043
Weighted average number of diluted common shares outstanding	948,545,975	611,904,518	841,912,810	575,958,563

Basic net income per average common share	$(0.98)	$(0.03)	$(0.14)	$0.06
Diluted net income per average common share	$(0.98)	$(0.03)	$(0.14)	$0.06

Average total assets	$107,094,357	$78,046,300	$98,910,730	$74,547,025
Average equity	$14,956,504	$9,669,606	$13,177,735	$9,650,309

Return on average total assets	(3.44%)	(0.07%)	(0.14%)	0.09%
Return on average equity	(24.65%)	(0.58%)	(1.02%)	0.67%

(1)
Interest expense related to the Company’s interest rate swaps is recorded in realized gains (losses) on interest rate swaps on the Consolidated Statements of Operations and Comprehensive Income (Loss).

           Interest Income and Average Earning Asset Yield

We had average interest earning assets of $100.5 billion and $69.2 billion for the quarters ended September 30, 2011 and September 30, 2010, respectively. While our average interest earning assets increased period-over-period by $31.3 billion, the yield on our average interest earning assets decreased from 4.06% at September 30, 2010 to 3.71% at September 30, 2011. Additionally, the prepayment speeds decreased to an average of 18% CPR for the quarter ended September 30, 2011 from an average of 20% for the quarter ended September 30, 2010. The positive impact of the increase in average interest earning assets and decrease in prepayment speeds exceeded the negative impact of the 35 basis point decrease in yield on average interest earning assets, resulting in a $227.8 million increase in interest income.

We had average interest earning assets of $94.8 billion and $64.4 billion for the nine months ended September 30, 2011 and 2010, respectively.  Our interest income was $2.7 billion for the nine months ended September 30, 2011 and $2.0 billion for the nine months ended September 30, 2010.  The yield on average interest earning assets decreased from 4.14% for the nine months ended September 30, 2010 to 3.84% for the nine months ended September 30, 2011.  While our average earning asset balance increased by $30.4 billion, the yield on average investment securities declined by 30 basis points.  Additionally, the prepayment speeds decreased to an average of 15% CPR for the nine months ended September 30, 2011 from an average of 29% for the nine months ended September 30, 2010. The positive impact of the increase in average interest earning assets and decrease in prepayment speeds exceeded the negative impact of the 30 basis point decrease in yield on average interest earning assets, resulting in a $730.9 million increase in interest income.

Economic Interest Expense and the Cost of Interest-Bearing Liabilities

Our largest expense is the cost of interest-bearing liabilities  We had average interest-bearing liabilities of $86.7 billion and total economic interest expense of $353.3 million, which includes $231.8 million in interest paid on interest rate swaps, for the quarter ended September 30, 2011.  We had average interest-bearing liabilities of $62.0 billion and total economic interest expense of $302.6 million, which includes $188.6 million in interest paid on interest rate swaps, for the quarter ended September 30, 2010.  The cost of our average cost of interest-bearing liabilities was 1.63%, including interest paid on interest rate swaps, for the quarter ended September 30, 2011 and 1.95% for the quarter ended September 30, 2010. The cost of interest-bearing liabilities rate decreased by 32 basis points and the average interest-bearing liabilities increased by $24.7 billion for the quarter ended September 30, 2011, when compared to the quarter ended September 30, 2010. Economic interest expense, including interest paid on interest rate swaps, for the quarter ended September 30, 2011 increased by $50.7 million when compared to the quarter ended September 30, 2010, due to the increase in interest-bearing liabilities.

We had average interest-bearing liabilities of $83.0 billion and economic interest expense of $1.0 billion, which includes interest paid on interest rate swaps, for the nine months ended September 30, 2011.  We had average interest-bearing liabilities of $57.8 billion and economic interest expense, which includes interest paid on interest rate swaps, of $859.3 million for the nine months ended September 30, 2010.  Our average interest-bearing liabilities was 1.61% for the nine months ended September 30, 2011 and 1.98% for the nine months ended September 30, 2010.  Economic interest expense, which includes interest paid on interest rate swaps, for the nine months ended September 30, 2011 increased by $145.6 million when compared to the nine months ended September 30, 2010, due to the increase in economic interest-bearing liabilities.

The table below shows our average interest-bearing liabilities and average cost of interest-bearing liabilities as compared to average one-month and average six-month LIBOR for the quarters ended September 30, 2011, June 30, 2011, March 31, 2011, the year ended December 31, 2010 and four quarters in 2010.

Average Cost of Interest-Bearing Liabilities
(Quarterly ratios have been annualized, dollars in thousands)

	Average Interest-Bearing Liabilities	Interest-Bearing Liabilities at Period End	Economic Interest Expense(1)	Average Cost of Interest-Bearing Liabilities	Average One-Month LIBOR	Average Six-Month LIBOR	Average One-Month LIBOR Relative to Average Six-Month LIBOR	Average Cost of Interest-Bearing Liabilities Relative to Average One-Month LIBOR	Average Cost of Interest Bearing Liabilities Relative to Average Six-Month LIBOR
For the Quarter Ended September 30, 2011	$86,671,908	$88,509,516	$353,266	1.63%	0.21%	0.47%	(0.26%)	1.42%	1.16%
For the Quarter Ended June 30, 2011	$83,042,390	$79,986,235	$330,080	1.59%	0.20%	0.42%	(0.22%)	1.39%	1.17%
For the Quarter Ended March 31, 2011	$79,235,324	$81,732,664	$321,604	1.62%	0.26%	0.46%	(0.20%)	1.36%	1.16%
For the Year Ended December 31, 2010	$60,242,842	$67,260,840	$1,163,332	1.93%	0.27%	0.52%	(0.25%)	1.66%	1.41%
For the Quarter Ended December 31, 2010	$67,448,046	$67,260,840	$304,013	1.80%	0.26%	0.45%	(0.19%)	1.54%	1.35%
For the Quarter Ended September 30, 2010	$62,034,137	$62,583,593	$302,568	1.95%	0.29%	0.59%	(0.30%)	1.66%	1.36%
For the Quarter Ended June 30, 2010	$56,190,308	$57,255,284	$280,242	2.00%	0.32%	0.63%	(0.31%)	1.68%	1.37%
For the Quarter Ended March 31, 2010	$55,298,875	$54,444,857	$276,509	2.00%	0.23%	0.40%	(0.17%)	1.77%	1.60%

(1)	Economic interest expense includes interest expense on interest rate swaps.

Economic Net Interest Income

Our economic net interest income, including interest paid on interest rate swaps, increased by $177.1 million for the quarter ended September 30, 2011, as compared to the quarter ended September 30, 2010, because of the increase in average interest earning assets.  Our net interest rate spread for the quarter ended September 30, 2011 was 2.08%, which was 3 basis points less than the interest rate spread for the quarter ended September 30, 2010 of 2.11%.  This 3 basis point decrease in interest rate spread for third quarter of 2011 compared to the spread for third quarter of 2010 was the result of the decrease in average yield on average interest earning assets of 35 basis points and a decrease in the average cost of interest-bearing liabilities of 32 basis points.

Our net economic interest income, including interest paid on interest rate swaps, totaled $1.7 billion for the nine months ended September 30, 2011, and $1.1 billion for the nine months ended September 30, 2010.  Our net economic interest income increased by $585.2 million for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, because of the increase in interest earning assets. Our net interest rate spread for the nine months ended September 30, 2011 and 2010 was 2.23% and 2.16% respectively.

The table below shows our economic net interest income by average interest earning assets held, total interest income, yield on average interest earning assets, average interest-bearing liabilities, economic interest expense, average cost of interest-bearing liabilities, economic net interest income, and net interest rate spread for the quarter ended September 30, 2011, June 30, 2011, March 31, 2011, the year ended December 31, 2010 and four quarters in 2010.

Economic Net Interest Income
 (Quarterly ratios have been annualized, dollars in thousands)

	Average Interest Earning Assets	Total Interest Income	Yield on Average Interest Earning Assets	Average Interest-Bearing Liabilities	Economic Interest Expense(1)	Average Cost of Interest-Bearing Liabilities	Economic Net Interest Income(1)	Net Interest Rate Spread
For the Quarter Ended September 30, 2011	$100,473,505	$930,802	3.71%	$86,671,908	$353,266	1.63%	$577,536	2.08%
For the Quarter Ended June 30, 2011	$94,696,473	$957,068	4.04%	$83,042,390	$330,080	1.59%	$626,988	2.45%
For the Quarter Ended March 31, 2011	$89,190,290	$844,048	3.79%	$79,235,324	$321,604	1.62%	$522,444	2.17%
For the Year Ended December 31, 2010	$66,981,887	$2,683,134	4.01%	$60,242,842	$1,163,332	1.93%	$1,519,802	2.08%
For the Quarter Ended December 31, 2010	$74,749,528	$682,087	3.65%	$67,448,046	$304,013	1.80%	$378,074	1.85%
For the Quarter Ended September 30, 2010	$69,242,085	$702,976	4.06%	$62,034,137	$302,568	1.95%	$400,408	2.11%
For the Quarter Ended June 30, 2010	$61,952,037	$643,682	4.16%	$56,190,308	$280,242	2.00%	$363,440	2.16%
For the Quarter Ended March 31, 2010	$61,983,900	$654,389	4.22%	$55,298,875	$276,509	2.00%	$377,880	2.22%
(1)	Economic interest expense and economic net interest income include interest expense on interest rate swaps.

Investment Advisory and Other Fee Income

FIDAC and Merganser are registered investment advisors specializing in managing fixed income securities.  Net investment advisory and fees for the quarters ended September 30, 2011 and 2010 totaled $20.8 million and $15.3 million, respectively, net of fees paid to third parties pursuant to distribution service agreements for facilitating and promoting distribution of shares or units to FIDAC’s clients. Net investment advisory and fees for the nine months ended September 30, 2011 and 2010 totaled $58.8 million and $41.4 million, respectively, net of fees paid to third parties pursuant to distribution service agreements for facilitating and promoting distribution of shares or units to FIDAC’s clients.

Gains and Losses on Sales of Agency Mortgage-Backed Securities and Agency Debentures

For the quarter ended September 30, 2011, we disposed of Agency mortgage-backed securities and Agency debentures with a carrying value of $3.9 billion for an aggregate net gain of $91.7 million.  For the quarter ended September 30, 2010 we disposed of Agency mortgage-backed securities and Agency debentures with a carrying value of $3.1 billion for an aggregate net gain of $62.0 million.  We do not expect to sell assets on a frequent basis, but may from time to time sell existing assets to acquire new assets, which our management believes might have higher risk-adjusted returns, or to manage our balance sheet as part of our asset/liability management strategy.

For the nine months ended September 30, 2011, we disposed of Agency mortgage-backed securities and Agency debentures with a carrying value of $9.8 billion for an aggregate net gain of $126.2 million. For the nine months ended September 30, 2010, we disposed of Agency mortgage-backed Securities and Agency debentures with a carrying value of $7.5 billion for an aggregate net gain of $148.0 million.

Dividend Income from Available-For-Sale Equity Securities

Dividend income from our investments in Chimera Investment Corporation and CreXus Investment Corp., which are affiliates, totaled $8.7 million and $23.2 million for the quarter and the nine months ended September 30, 2011, as compared to $8.1 million and $23.4 million for the quarter and the nine months ended September 30, 2010.

General and Administrative Expenses

General and administrative, or G&A expenses, were $65.2 million and $174.3 million for the quarter and nine months ended September 30, 2011, respectively, compared to $43.4 million and $125.0 million for the quarter and nine months ended September 30, 2010, respectively. G&A expenses as a percentage of average total assets was 0.24% and 0.22% for the quarters ended September 30, 2011 and 2010, respectively.  The increase in G&A expenses of $21.8 million for the quarter ended September 30, 2011 as compared to September 30, 2010 was primarily the result of increased compensation costs as staff increased from 108 at September 30, 2010 to 145 at September 30, 2011.

The table below shows our total G&A expenses as compared to average total assets and average equity for the quarter ended September 30, 2011, June 30, 2011, March 31, 2011, the year ended December 31, 2010 and four quarters in 2010.

G&A Expenses and Operating Expense Ratios
(ratios for the quarters have been annualized, dollars in thousands)

	Total G&A Expenses	Total G&A Expenses/Average Assets	Total G&A Expenses/Average Equity
For the Quarter Ended September 30, 2011	$65,194	0.24%	1.74%
For the Quarter Ended June 30, 2011	$57,229	0.23%	1.70%
For the Quarter Ended March 31, 2011	$51,827	0.23%	1.82%
For the Year Ended December 31, 2010	$171,487	0.22%	1.76%
For the Quarter Ended December 31, 2010	$46,496	0.22%	1.90%
For the Quarter Ended September 30, 2010	$43,430	0.22%	1.80%
For the Quarter Ended June 30, 2010	$41,540	0.23%	1.72%
For the Quarter Ended March 31, 2010	$40,021	0.23%	1.66%

Net Income and Return on Average Equity

Our net loss was $921.8 million for the quarter ended September 30, 2011 and our net loss was $14.1 million for the quarter ended September 30, 2010.  Our annualized loss on average equity was 24.65% for the quarter ended September 30, 2011, and our annualized loss on average equity was 0.58% for the quarter ended September 30, 2010. Net income decreased by $907.7 million for the quarter ended September 30, 2011 as compared to the quarter ended September 30, 2010, primarily due to the increase in unrealized losses on interest rate swaps of $1.1 billion, which was only partially offset by the increase in economic net interest income, including interest paid on interest rate swaps, of $177.1 million.

Our net loss was $101.1 million for the nine months ended September 30, 2011 and our net income was $48.8 million for the nine months ended September 30, 2010.  Our annualized loss on average equity was 1.02% for the nine months ended September 30, 2011, and our annualized return on average equity was 0.67% for the nine months ended September 30, 2010. Net income decreased by $149.9 million for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010, primarily due to the increase in unrealized losses on interest rate swaps for the nine months ended September 30, 2011 of $644.9 million, which was only partially offset by the increase in economic net interest income, including interest paid on interest rate swaps, of $585.2 million.

The table below shows the components of our return on average equity for the quarter ended September 30, 2011, June 30, 2011, March 31, 2011, the year ended December 31, 2010 and four quarters in 2010.

Components of Return on Average Equity
(Ratios for the quarters have been annualized)

	Economic Net Interest Income/ Average Equity(1)	Net Investment Advisory and Service Fees/Average Equity	Realized and Unrealized Gains and Losses	Dividend Income from available-for-sale equity securities	Income from Under-writing	Income from Equity Investment Method	G&A Expenses/ Average Equity	Income Taxes/ Average Equity	Return on Average Equity
For the Quarter Ended September 30, 2011	15.45%	0.56%	(38.82%)	0.23%	0.07%	0.00%	(1.74%)	(0.41%)	(24.65%)
For the Quarter Ended June 30, 2011	18.67%	0.62%	(13.86%)	0.25%	0.00%	0.00%	(1.70%)	(0.38%)	3.60%
For the Quarter Ended March 31, 2011	18.33%	0.60%	7.56%	0.23%	0.10%	0.04%	(1.82%)	(0.48%)	24.56%
For the Year Ended December 31, 2010	15.67%	0.59%	(1.44%)	0.32%	0.02%	0.03%	(1.76%)	(0.37%)	13.06%
For the Quarter Ended December 31, 2010	15.47%	0.67%	35.58%	0.31%	0.03%	0.04%	(1.90%)	(0.33%)	49.87%
For the Quarter Ended September 30, 2010	16.57%	0.63%	(15.93%)	0.33%	0.04%	0.04%	(1.80%)	(0.46%)	(0.58%)
For the Quarter Ended June 30, 2010	15.03%	0.57%	(22.90%)	0.30%	0.02%	0.04%	(1.72%)	(0.37%)	(9.03%)
For the Quarter Ended March 31, 2010	15.69%	0.51%	(2.90%)	0.33%	-	-	(1.66%)	(0.30%)	11.67%

(1)	Economic net interest income includes interest expense on interest rate swaps.

Financial Condition

Investment Securities, Available for Sale

Substantially all of our Agency mortgage-backed securities at September 30, 2011 and December 31, 2010 were adjustable-rate or fixed-rate mortgage-backed securities backed by single-family mortgage loans.  Substantially all of the mortgage assets underlying these mortgage-backed securities were secured with a first lien position on the underlying single-family properties.  Substantially all of our mortgage-backed securities were Freddie Mac, Fannie Mae or Ginnie Mae CMOs, which carry an actual or implied “AAA” rating.  All of our Agency debentures are callable and carry an implied “AAA” rating.  We carry all of our Agency mortgage-backed securities and Agency debentures at fair value.

We accrete discount balances as an increase in interest income over the life of discount on interest earning assets and we amortize premium balances as a decrease in interest income over the life of premium on interest earning assets.  At September 30, 2011 and December 31, 2010 we had on our balance sheet a total of $29.6 million and $35.6 million, respectively, of unamortized discount (which is the difference between the remaining principal value and current historical amortized cost of our Investment Securities acquired at a price below principal value) and a total of $3.4 billion and $2.3  billion, respectively, of unamortized premium (which is the difference between the remaining principal value and the current historical amortized cost of our Investment Securities acquired at a price above principal value).

We received mortgage principal repayments of $5.1 billion and $5.6 billion for the quarters ended September 30, 2011 and September 30, 2010, respectively. The average prepayment speed for the quarters ended September 30, 2011 and 2010 was 18% and 20%, respectively. Given our current portfolio composition, if mortgage principal prepayment rates were to increase over the life of our mortgage-backed securities, all other factors being equal, our net interest income would decrease during the life of these mortgage-backed securities as we would be required to amortize our net premium balance into income over a shorter time period.  Similarly, if mortgage principal prepayment rates were to decrease over the life of our mortgage-backed securities, all other factors being equal, our net interest income would increase during the life of these mortgage-backed securities as we would amortize our net premium balance over a longer time period.

The table below summarizes certain characteristics of our Agency mortgage-backed securities, Agency debentures and corporate debt at September 30, 2011, June 30, 2011, March 31, 2011, December 31, 2010, September 30, 2010, June 30, 2010, and March 31, 2010.

Agency Mortgage-Backed Securities, Agency Debentures and Corporate Debt
 (dollars in thousands)

	Principal Amount	Net Premium	Amortized Cost	Amortized Cost/Principal Amount	Fair Value	Fair Value/Principal Amount	Weighted Average Yield
At September 30, 2011	$100,957,108	$3,394,180	$104,351,288	103.36%	$107,440,790	106.42%	3.58%
At June 30, 2011	$92,465,377	$2,986,266	$95,451,643	103.23%	$97,504,523	105.45%	3.73%
At March 31, 2011	$90,209,946	$2,900,102	$93,110,048	103.21%	$94,080,293	104.29%	3.96%
At December 31, 2010	$76,129,522	$2,307,839	$78,437,361	103.03%	$79,570,274	104.52%	3.88%
At September 30, 2010	$74,084,239	$2,269,697	$76,353,936	103.06%	$78,220,512	105.58%	3.93%
At June 30, 2010	$67,400,316	$1,849,585	$69,249,901	102.74%	$71,812,829	106.35%	3.69%
At March 31, 2010	$66,937,615	$1,309,423	$68,247,038	101.96%	$70,171,875	104.83%	3.87%

The tables below summarize certain characteristics of our Agency mortgage-backed securities, Agency debentures and corporate debt at September 30, 2001, June 30, 2011, March 31, 2011, December 31, 2010, September 30, 2010, June 30, 2010, and March 31, 2010.  The index level for adjustable-rate Agency mortgage-backed securities, Agency debentures and corporate debt is the weighted average rate of the various short-term interest rate indices, which determine the coupon rate.

Adjustable-Rate Agency Mortgage-Backed Securities, Agency Debentures and Corporate Debt
Characteristics
 (dollars in thousands)

	Principal Amount	Weighted Average Coupon Rate	Weighted Average Term to Next Adjustment	Weighted Average Lifetime Cap	Weighted Average Asset Yield	Principal Amount at Period End as % of Total Investment Securities
At September 30, 2011	$9,917,372	3.85%	40 months	9.63%	2.79%	9.82%
At June 30, 2011	$10,000,985	4.12%	42 months	10.08%	3.22%	10.82%
At March 31, 2011	$10,623,084	4.21%	39 months	10.09%	3.02%	11.78%
At December 31, 2010	$11,011,839	4.28%	39 months	10.16%	3.04%	14.46%
At September 30, 2010	$11,658,943	4.33%	38 months	10.04%	3.03%	15.74%
At June 30, 2010	$12,589,813	4.36%	33 months	10.00%	3.21%	18.68%
At March 31, 2010	$15,366,206	4.55%	32 months	10.09%	2.92%	22.96%

Fixed-Rate Rate Agency Mortgage-Backed Securities, Agency Debentures and Corporate Debt Characteristics
 (dollars in thousands)

	Principal Amount	Weighted Average Coupon Rate	Weighted Average Asset Yield	Principal Amount at Period End as % of Total Investment Securities
At September 30, 2011	$91,039,736	4.81%	3.78%	90.18%
At June 30, 2011	$82,464,392	4.74%	3.83%	89.18%
At March 31, 2011	$79,586,862	4.80%	4.19%	88.22%
At December 31, 2010	$65,117,683	4.92%	4.00%	85.54%
At September 30, 2010	$62,425,285	5.06%	4.10%	84.26%
At June 30, 2010	$54,810,503	5.35%	4.40%	81.32%
At March 31, 2010	$51,571,411	5.50%	4.16%	77.04%

At September 30, 2011 and December 31, 2010, we held Agency mortgage-backed securities, Agency debentures and corporate debt with coupons linked to various indices.  The following tables detail the portfolio characteristics by index.

Adjustable-Rate Agency Mortgage-Backed Securities, Agency Debentures and Corporate Debt by Index
September 30, 2011

	One-Month Libor	Six-Month Libor	Twelve Month Libor	12-Month Moving Average	11th District Cost of Funds	1-Year Treasury Index	Other Indexes(1)
Weighted Average Term to Next Adjustment	1 mo.	6 mo.	53 mo.	4 mo.	5 mo.	34 mo.	27 mo.
Weighted Average Annual Period Cap	6.42%	1.62%	1.99%	0.03%	0.26%	1.89%	0.95%
Weighted Average Lifetime Cap at September 30, 2011	6.92	11.10%	9.98%	9.46%	10.59%	11.11%	6.55%
Investment Principal Value as Percentage of Investment Securities at September 30, 2011	0.74%	0.45%	6.64%	0.36%	0.34%	0.60%	0.69%

(1)	Combination of indices that account for less than 0.05% of total or adjust over time, without a reset index.

Adjustable-Rate Agency Mortgage-Backed Securities, Agency Debentures and Corporate Debt by Index
December 31, 2010

	One-Month Libor	Six-Month Libor	Twelve Month Libor	12-Month Moving Average	11th District Cost of Funds	1-Year Treasury Index	Monthly Federal Cost of Funds	Other Indexes(1)
Weighted Average Term to Next Adjustment	1 mo.	10 mo.	50 mo.	2 mo.	7 mo.	41 mo.	1 mo.	39 mo.
Weighted Average Annual Period Cap	6.41%	1.60%	1.99%	0.03%	0.01%	1.91%	0.00%	9.23%
Weighted Average Lifetime Cap at December 31, 2011	7.03%	11.09%	10.23%	9.46%	10.58%	11.06%	13.43%	15.77%
Investment Principal Value as Percentage of Investment Securities at December 30, 2011	1.28%	0.69%	9.97%	0.59%	0.52%	1.06%	0.06%	0.29%

(1)	Combination of indices that account for less than 0.05% of total.

Reverse Repurchase Agreements

At September 30, 2011, RCap and Shannon had outstanding reverse repurchase agreements with non-affiliates of $360.3 million. At December 31, 2010, RCap had outstanding reverse repurchase agreements with non-affiliates of $1.0 billion.

Reverse Repurchase Agreements
(dollars in thousands)

	Average Daily Reverse Repurchase Agreements	Reverse Repurchase Agreements at Period End
For the Quarter Ended September 30, 2011	$464,101	$360,315
For the Quarter Ended June 30, 2010	$684,946	$593,865
For the Quarter Ended March 31, 2011	$1,494,156	$1,348,069
For the Year Ended December 31, 2010	$900,994	$1,006,163
For the Quarter Ended December 31, 2010	$1,596,494	$1,006,163
For the Quarter Ended September 30, 2010	$963,808	$757,722
For the Quarter Ended June 30, 2010	$422,891	$308,776
For the Quarter Ended March 31, 2010	$620,781	$532,166

Borrowings

In 2011 the majority of our debt consisted of borrowings collateralized by a pledge of our Investment Securities.  These borrowings appear on our balance sheet as repurchase agreements.  All of our Agency mortgage-backed securities and debentures are currently accepted as collateral for these borrowings.  However, we limit our borrowings, and thus our potential asset growth, in order to maintain unused borrowing capacity and thus increase the liquidity and strength of our balance sheet. As of September 30, 2011 the term to maturity of our borrowings ranged from one day to 7 years.  Additionally, we have entered into structured borrowings giving the counterparty the right to call the balance prior to maturity.  At September 30, 2011 and December 31, 2010 the weighted average cost of interest-bearing liabilities for all of our borrowings was 1.62% and 1.84%, respectively, including the effect of the interest rate swaps and Convertible Senior Notes, and the weighted average maturity was 130 days and 127 days, respectively.

During the nine months ended September 30, 2010, we issued $600.0 million in aggregate principal amount of 4% Convertible Senior Notes due 2015, or Convertible Senior Notes, for net proceeds following underwriting expenses of approximately $582.0 million.  Interest on the Convertible Senior Notes is paid semi-annually at a rate of 4% per year and the Convertible Senior Notes will mature on February 15, 2015 unless earlier repurchased or converted.  The Convertible Senior Notes are convertible into shares of Common Stock at an initial conversion rate and conversion rate as of September 30, 2011 of 46.6070 and 60.1093 shares of Common Stock per $1,000 principal amount of Convertible Senior Notes, which was equivalent to an initial conversion price and conversion price as of September 30, 2011 of approximately $21.4560 and $16.6364 per share of Common Stock, respectively, subject to adjustment in certain circumstances.

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

Under our repurchase agreements, we may be required to pledge additional assets to our repurchase agreement counterparties (i.e., lenders) in the event the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral (a margin call), which may take the form of additional securities or cash.  Similarly, if the estimated fair value of interest earning assets increases due to changes in market interest rates of market factors, lenders may release collateral back to us.  Specifically, margin calls result from a decline in the value of our Agency mortgage-backed securities securing our repurchase agreements, prepayments on the mortgages securing such Agency mortgage-backed securities and to changes in the estimated fair value of such Agency mortgage-backed securities generally due to principal reduction of such Agency mortgage-backed securities from scheduled amortization and resulting from changes in market interest rates and other market factors.  Through September 30, 2011, we did not have any margin calls on our repurchase agreements that we were not able to satisfy with either cash or additional pledged collateral.  However, should prepayment speeds on the mortgages underlying our Agency mortgage-backed securities and/or market interest rates suddenly increase, margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.

The following table summarizes the effect on our liquidity and cash flows from contractual obligations for repurchase agreements, Convertible Senior Notes, interest expense on repurchase agreements and Convertible Senior Notes, the non-cancelable office lease and employment agreements at September 30, 2011.  The table does not include the effect of net interest rate payments under our interest rate swap agreements.  The net swap payments will fluctuate based on monthly changes in the receive rate.

Contractual Obligations
(dollars in thousands)

	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
Repurchase agreements	$82,945,574	$1,650,331	$500,000	$1,400,000	$86,495,905
Interest expense on repurchase agreements, based on rates at September 30, 2011	189,752	187,246	139,138	43,267	559,403
Convertible Senior Notes	-	-	600	-	600
Interest Expense on Convertible Senior Notes	24,000	48,000	9,000	-	81,000
Long-term operating lease obligations	2,639	5,761	955	-	9,355
Employment contracts	96,928	1,785	-	-	98,713
Total	$83,258,893	$1,893,123	$649,693	$1,443,267	$87,244,976

Periodic

In the coming periods, we expect to continue to finance our activities in a manner that is consistent with our current operations via repurchase agreements.  During the quarter and nine months ended September 30, 2011, we received $5.1 billion and $14.4 billion from principal repayments, respectively, and used leverage on our Agency mortgage-backed securities which provided $8.0 billion and $21.0 billion in cash for the quarter and nine months ended September 30, 2011, respectively.  In addition, we may from time to time sell securities as a source of cash to fund new purchases. During the quarter and nine months ended September 30, 2011, we increased stockholders’ equity by $2.4 billion and $5.8 billion, respectively, from cash received from proceeds from follow-on offerings and direct purchases and dividend reinvestment.

Stockholders’ Equity

On June 23, 2011, we amended our charter to increase the number of authorized shares of capital stock, par value $0.01 per share, from 1,000,000,000 shares to 2,000,000,000 shares, consisting of 1,987,987,500 shares classified as Common Stock, 7,412,500 shares classified as 7.875% Series A Cumulative Redeemable Preferred Stock, and 4,600,000 shares classified as 6.00% Series B Cumulative Convertible Preferred Stock.

On January 4, 2011, we entered into an underwriting agreement pursuant to which we sold 86,250,000 shares of our common stock for net proceeds following expenses of approximately $1.47 billion. This transaction settled on January 7, 2011.  On February 15, 2011, we entered into an underwriting agreement pursuant to which we sold 86,250,000 shares of our common stock for net proceeds following expenses of approximately $1.47 billion. This transaction settled on February 18, 2011.  On July 11, 2011 we entered into an underwriting agreement pursuant to which we sold 138,000,000 shares of our common stock for net proceeds following expenses of approximately $2.41 billion. This transaction settled on July 15, 2011.

During the quarter and nine months ended September 30, 2011, 134,000 options and 596,000 options were exercised for an aggregate exercise price of $1.8 million and $7.9 million, respectively, and 0 shares  and 325,000 shares were granted under the Long-Term Stock Incentive Plan (or Prior Plan), respectively.  During the quarter and nine months ended September 30, 2010, 79,000 options and 227,000 options were exercised under the Prior Plan for an aggregate exercise price of $1.0 million and $2.8 million, respectively.

During the quarter and nine months ended September 30, 2011, 260,000 shares and 263,000 shares of Series B Preferred Stock were converted into 732,000 shares and 740,000 shares of common stock, respectively.  During the quarter and nine months ended September 30, 2010, 297,000 shares and 298,000 shares of Series B Preferred Stock were converted into 741,000 and 743,000 shares of common stock, respectively.

During the nine months ended September 30, 2011, we raised $455.7 million by issuing 26.2 million shares through the Direct Purchase and Dividend Reinvestment Program, respectively.  We did not issue any shares through the program during the quarter ended September 30, 2011.  During the quarter and nine months ended September 30, 2010, we raised $691,000 and $117.2 million by issuing 39,000 shares and 6.6 million shares, through the Direct Purchase and Dividend Reinvestment Program.

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

The table below shows unrealized gains and losses reflected in the Consolidated Statement of Operations.

Unrealized Gains and Losses
 (dollars in thousands)

	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010
Unrealized gain	$3,292,450	$2,378,880	$1,766,810	$1,764,182	$2,093,945
Unrealized loss	(218,962)	(329,049)	(757,282)	(599,540)	(216,408)
Net Unrealized gain	$3,073,488	$2,049,831	$1,009,528	$1,164,642	$1,877,537

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

Leverage

Our debt-to-equity ratio at September 30, 2011 and December 31, 2010 was 5.5:1 and 6.7:1, respectively.  We generally expect to maintain a ratio of debt-to-equity of between 8:1 and 12:1, although the ratio may vary, as it currently does because of market conditions, from this range from time to time based upon various factors, including our management’s opinion of the level of risk of our assets and liabilities, our liquidity position, our level of unused borrowing capacity and over-collateralization levels required by lenders when we pledge assets to secure borrowings.

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

We seek to manage the extent to which our net income changes as a function of changes in interest rates by matching adjustable-rate assets with variable-rate borrowings.  In addition, we have attempted to mitigate the potential impact on net income of periodic and lifetime coupon adjustment restrictions in our portfolio of Agency mortgage-backed securities and Agency debentures by entering into interest rate swaps.  At September 30, 2011, we had entered into swap agreements with a total notional amount of $40.5 billion.  We agreed to pay a weighted average pay rate of 2.57% and receive a floating rate based on one month LIBOR.  At December 31, 2010, we had entered into swap agreements with a total notional amount of $27.1 billion.  We agreed to pay a weighted average pay rate of 3.21% and receive a floating rate based on one month LIBOR.  We may enter into similar derivative transactions in the future by entering into interest rate collars, caps or floors or purchasing interest only securities.

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

Capital Resources

At September 30, 2011, we had no material commitments for capital expenditures.

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

Other Matters

We calculate that at least 75% of our assets were qualified REIT assets, as defined in the Code for the quarter ended September 30, 2011 and the year ended December 31, 2010.  We also calculate that our revenue qualifies for the 75% source of income test and for the 95% source of income test rules for the quarter ended September 30, 2011 and the year ended December 31, 2010.  Consequently, we met the REIT income and asset test. We also met all REIT requirements regarding the ownership of our common stock and the distribution of our net income.  Therefore, for the quarter ended September 30, 2011 and the year ended December 31, 2010, we believe that we qualified as a REIT under the Code.

We at all times intend to conduct our business so as not to become regulated as an investment company under the Investment Company Act of 1940, or the Investment Company Act.  If we were to become regulated as an investment company, then our use of leverage would be substantially reduced.

We currently rely on the exemption from registration provided by Section 3(c)(5)(C) of the Investment Company Act.  Section 3(c)(5)(C) as interpreted by the staff of the Securities and Exchange Commission (or the SEC), requires us to invest at least 55% of our assets in “mortgages and other liens on and interest in real estate” (or Qualifying Real Estate Assets) and at least 80% of our assets in Qualifying Real Estate Assets plus real estate related assets.  The assets that we acquire, therefore, are limited by the provisions of the Investment Company Act and the rules and regulations promulgated under the Investment Company Act.

We rely on an interpretation that “whole pool certificates” that are issued or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae (or Agency Whole Pool Certificates) are Qualifying Real Estate Assets under Section 3(c)(5)(C).  This interpretation was promulgated by the SEC staff in a no-action letter over 30 years ago, was reaffirmed by the SEC in 1992 and has been commonly relied on by mortgage REITs.

On August 31, 2011, the SEC issued a concept release titled “Companies Engaged in the Business of Acquiring Mortgages and Mortgage-Related Instruments” (SEC Release No. IC-29778).  Under the concept release, the SEC is reviewing interpretive issues related to the Section 3(c)(5)(C) exemption.  Among other things, the SEC specifically is requesting comments on whether it should revisit whether Agency Whole Pool Certificates may be treated as Qualifying Real Estate Assets and whether entities, such as us, whose primary business consists of investing in Agency Whole Pool Certificates are the type of entities that Congress intended to be encompassed by the exclusion provided by Section 3(c)(5)(C).  The potential outcomes of the SEC’s actions are unclear as is the SEC’s timetable for its review and actions.
We determined that as of September 30, 2011 and December 31, 2010, we were in compliance with the exemption from registration provided by Section 3(c)(5)(C) of the Investment Company Act as interpreted by the staff of the SEC.

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

Our profitability and the value of our portfolio (including interest rate swaps) may be adversely affected during any period as a result of changing interest rates.  The following table quantifies the potential changes in economic net interest income and portfolio value, should interest rates go up or down 25, 50 and 75 basis points, assuming the yield curves of the rate shocks will be parallel to each other and the current yield curve.  All changes in income and value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario.  The base interest rate scenario assumes interest rates at September 30, 2011 and various estimates regarding prepayment and all activities are made at each level of rate shock.  Actual results could differ significantly from these estimates.

Change in Interest Rate	Projected Percentage Change in Economic Net Interest Income(1)	Projected Percentage Change in Portfolio Value, with Effect of Interest Rate Swaps

-75 Basis Points	10.27%	(0.14%)
-50 Basis Points	6.79%	(0.08%)
-25 Basis Points	3.13%	(0.02%)
Base Interest Rate	-	-
+25 Basis Points	(1.95%)	(0.00%)
+50 Basis Points	(4.68%)	(0.07%)
+75 Basis Points	(7.82%)	(0.23%)

(1)	Economic net interest income includes interest expense on interest rate swaps.

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

The following table sets forth the estimated maturity or repricing of our interest-earning assets and interest-bearing liabilities at September 30, 2011.  The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except adjustable-rate loans, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature and does include the effect of the interest rate swaps.  The interest rate sensitivity of our assets and liabilities in the table could vary substantially based on actual prepayment experience.

	Within 3 Months	4-12 Months	More than 1 Year to 3 Years	3 Years and Over	Total
	(dollars in thousands)
Rate Sensitive Assets:
Cash equivalents	$3,473,866	$-	$-	$-	$3,473,866
U.S. Treasury Securities	172,892	-	-	-	172,892
Reverse repurchase agreements	360,315	-	-	-	360,315
Securities borrowed	1,052,810	-	-	-	1,052810
Mortgage-Backed Securities, principal	1,704,815	2,272,808	1,294,282	94,836,753	100,108,658
Agency debentures, principal	100,000	-	254,680	465,425	820,105
Corporate debt, principal	28,345	-	-	-	28,345
Total Rate Sensitive Assets	6,893,043	2,272,808	1,548,962	95,302,178	106,016,991

Rate Sensitive Liabilities:
U.S. Treasury Securities sold, not yet purchased	549,505	-	-	-	549,505
Repurchase agreements, with the
effect of swaps	31,272,238	15,586,625	10,222,651	29,414,391	86,495,905
Securities Loaned	907,061	-	-	-	907,061
Convertible Senior Notes	-	-	-	600,000	600,000
Total Rate Sensitive Liabilities	32,728,804	15,586,625	10,222,651	30,014,391	88,552,471

Interest rate sensitivity gap	$(25,835,761)	$(13,313,817)	$(8,673,689)	$65,287,787	$17,464,520

Cumulative rate sensitivity gap	$(25,835,761)	$(39,149,578)	$(47,823,267)	$17,464,520
Cumulative interest rate sensitivity gap as a percentage of total rate-sensitive assets	(24%)	(37%)	(45%)	16%

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

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II.       OTHER INFORMATION

Item 1.           LEGAL PROCEEDINGS

From time to time, we are involved in various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material effect on our Consolidated Financial Statements.

Item 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A – Risk Factors of our Annual Report on Form or subsequent Quarterly Reports on Form 10-Q.  The materialization of any risks and uncertainties identified in our Special Note Regarding Forward-Looking Statements contained in this report together with those previously disclosed in the our most recent Annual Report on Form 10-K and any subsequent Quarterly Reports on Form 10-Q or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows.  See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Special Note Regarding Forward-Looking Statements” in this quarterly report on our most recent annual Report on Form 10-K or subsequent Quarterly Reports on Form 10-Q.  The information presented below updates and should be read in conjunction with the risk factors and information disclosed in that Form 10-K.

A recent concept release by the Securities and Exchange Commission (the “SEC”) may lead to a loss of Investment Company Act exemption that would adversely affect us.

We intend to conduct our business so as not to become regulated as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).  If we fail to qualify for this exemption, our ability to use leverage would be substantially reduced, and we would be unable to conduct our business as we currently conduct it.

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

We rely on an interpretation that “whole pool certificates” that are issued or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae (or Agency Whole Pool Certificates) are Qualifying Real Estate Assets under Section 3(c)(5)(C).  This interpretation was promulgated by the SEC staff in a no-action letter over 30 years ago, was reaffirmed by the SEC in 1992 and has been commonly relied on by mortgage REITs.

On August 31, 2011, the SEC issued a concept release titled “Companies Engaged in the Business of Acquiring Mortgages and Mortgage-Related Instruments” (SEC Release No. IC-29778).  Under the concept release, the SEC is reviewing interpretive issues related to the Section 3(c)(5)(C) exemption.  Among other things, the SEC is requesting comments on whether it should revisit whether Agency Whole Pool Certificates may be treated as interests in real estate (and presumably Qualifying Real Estate Assets) and whether companies, such as us, whose primary business consists of investing in Agency Whole Pool Certificates are the type of entities that Congress intended to be encompassed by the exclusion provided by Section 3(c)(5)(C).  The potential outcomes of the SEC’s actions are unclear as is the SEC’s timetable for its review and actions.

If the SEC determines that any of these securities are not Qualifying Real Estate Assets or real estate related assets, adopts a contrary interpretation with respect to Agency Whole Pool Certificates or otherwise believes we do not satisfy the exemption under Section 3(c)(5)(C), we could be required to restructure our activities or sell certain of our assets. The net effect of these factors will be to lower our net interest income.  If we fail to qualify for exemption from registration as an investment company, our ability to use leverage would be substantially reduced, and we would not be able to conduct our business as described.  Our business will be materially and adversely affected if we fail to qualify for this exemption.

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

*  Submitted electronically herewith.  Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition at September 30, 2011 (Unaudited) and December 31, 2010 (Derived from the audited consolidated statement of financial condition at December 31, 2010); (ii) Consolidated Statements of Operations and Comprehensive Income (Unaudited) for the quarters and nine months ended September 30, 2011 and 2010; (iii) Consolidated Statement of Stockholders' Equity (Unaudited) for the nine months ended September 30, 2011 and 2010; (iv) Consolidated Statements of Cash Flows (Unaudited) for the quarters and nine months ended September 30, 2011 and 2010; and (v) Notes to Consolidated Financial Statements (Unaudited).  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANNALY CAPITAL MANAGEMENT, INC.

Dated: November 8, 2011	By:	/s/ Michael A.J. Farrell
Michael A.J. Farrell
(Chairman of the Board, Chief Executive Officer, President and authorized officer of registrant)

Dated: November 8, 2011	By:	/s/ Kathryn F. Fagan
Kathryn F. Fagan
(Chief Financial Officer and Treasurer and principal financial and chief accounting officer)