Form 10-K
period 2011-12-31
ANNALY CAPITAL MANAGEMENT INC
filed 2012-02-28
CIK 1043219

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.20549

FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED:  DECEMBER 31, 2011

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

Yes   X_ No___

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes X_                 No   ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer X	Accelerated filer __	Non-accelerated filer __	Smaller reporting company___

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  __   No  _X_.

At June 30, 2011, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $14,913,563,080.

The number of shares of the Registrant’s Common Stock outstanding on February 24, 2012 was 970,269,506.

Documents Incorporated by Reference

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2011.  Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

ANNALY CAPITAL MANAGEMENT, INC.
2011 FORM 10-K ANNUAL REPORT

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this annual report may not be based on historical facts and are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements, which are based on various assumptions (some of which are beyond our control), may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “anticipate,” “continue,” or similar terms or variations on those terms or the negative of those terms.  Actual results could differ materially from those set forth in forward-looking statements due to a variety of factors, including, but not limited to:

●	changes in interest rates,

●	changes in the yield curve,

●	changes in prepayment rates,

●	the availability of mortgage-backed securities and other securities for purchase,

●	the availability of financing and, if available, the terms of any financing,

●	changes in the market value of our assets,

●	changes in business conditions and the general economy,

●	our ability to consummate any contemplated investment opportunities,

●	risks associated with the investment advisory business of our wholly owned subsidiaries, including:

	o	the removal by clients of assets managed,

	o	their regulatory requirements, and

	o	competition in the investment advisory business,

●	risks associated with the broker-dealer business of our subsidiary,

●	changes in government regulations affecting our business,

●	our ability to maintain our exemption from registration under the Investment Company Act of 1940, and

●	our ability to maintain our qualification as a REIT for federal income tax purposes.

No forward-looking statements can be guaranteed and actual future results may vary materially and we caution you not to place undue reliance on these forward-looking statements.  For a discussion of the risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, please see the information under the caption “Risk Factors” described in this Form 10-K.We do not undertake, and specifically disclaim any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements except as required by law.

PART I

ITEM 1. BUSINESS

All references to “we,” “us,” or “our” mean Annaly Capital Management, Inc. and all entities owned by us, except where it is made clear that the term means only the parent company.  The following defines certain of the commonly used terms in this annual report on Form 10-K:  Agency refers to a federally chartered corporation, such as Fannie Mae or Freddie Mac, or an agency of the U.S. Government, such as Ginnie Mae; Agency mortgage-backed securities refers to residential mortgage-backed securities that are issued or guaranteed by an Agency; Investment Securities refers to Agency mortgage-backed securities, Agency debentures, corporate debt securities and reverse repurchase agreement loans; and Interest Earning Assets refers to Investment Securities, securities borrowed and U.S. Treasury Securities.

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

We are a Maryland corporation that commenced operations on February 18, 1997.  We are self-advised and self-managed. We acquired Fixed Income Discount Advisory Company (or FIDAC) on June 4, 2004 and Merganser Capital Management, Inc. (or Merganser) on October 31, 2008.  FIDAC and Merganser manage a number of investment vehicles and separate accounts for which they earn fee income.  Our subsidiary, RCap Securities, Inc. (or RCap), operates as a broker-dealer, and was granted membership in the Financial Industry Regulatory Authority (or FINRA) in January 2009.  In 2010, we established Shannon Funding LLC (or Shannon), which provides warehouse financing to residential mortgage originators in the United States.  In 2010, we also established Charlesfort Capital Management LLC (or Charlesfort), which engages in corporate middle market lending transactions. In 2011, FIDAC established FIDAC Europe Limited (or FIDAC Europe), which provides advice on commercial real estate transactions, including sale-leaseback and single tenant net leased properties across Europe.  In 2011, we established FIDAC FSI LLC (or FIDAC FSI), which invests in trading securities.  We also own an additional subsidiary which owns trading securities.

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

Capital Investment Policy

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

We may also invest in Agency debentures, which consist of debentures issued by the Federal Home Loan Bank (FHLB), Freddie Mac and Fannie Mae. We intend to continue to invest in adjustable-rate pass-through certificates, fixed-rate mortgage-backed securities, CMO floaters, and Agency debentures.  We may also invest on a limited basis in derivative securities which include securities representing the right to receive interest only or a disproportionately large amount of interest as well as inverse floaters, which may have imbedded leverage as part of their structural characteristics.  We have not and will not invest in real estate mortgage investment conduit (REMIC) residuals and other CMO residuals.

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

We generally expect to maintain a ratio of debt-to-equity of between 8:1 and 12:1, although the ratio may vary, as it currently does because of market conditions, from this range from time to time based upon various factors, including our management’s opinion of the level of risk of our assets and liabilities, our liquidity position, our level of unused borrowing capacity and over-collateralization levels required by lenders when we pledge assets to secure borrowings.  For purposes of calculating this ratio, our equity is equal to the value of our investment portfolio on a mark-to-market basis, less the book value of our obligations under repurchase agreements and other collateralized borrowings and convertible senior notes.  At December 31, 2011, our ratio of debt-to-equity was 5.4:1.

During 2010, we issued $600.0 million in aggregate principal amount of our 4% convertible senior notes due 2015 (Convertible Senior Notes) for net proceeds following underwriting expenses of approximately $582.0 million.  Interest on the notes is paid semi-annually at a rate of 4% per year and the notes will mature on February 15, 2015 unless earlier repurchased or converted.  As of December 31, 2011 the notes were convertible into shares of common stock at a conversion rate of 62.2331 shares of common stock per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $16.0686 per share of common stock, subject to adjustment in certain circumstances.

Hedging

To the extent consistent with our election to qualify as a REIT, we enter into hedging transactions to attempt to protect our Agency mortgage-backed securities and Agency debentures and related borrowings against the effects of major interest rate changes.  This hedging is used to mitigate declines in the market value of our Agency mortgage-backed securities and Agency debentures during periods of increasing interest rates and to limit or cap the interest rates on our borrowings.  These transactions are entered into solely for the purpose of hedging interest rate or prepayment risk and not for speculative purposes.  In connection with our interest rate risk management strategy, we hedge a portion of our interest rate risk by entering into derivative financial instrument contracts.

Our Subsidiaries

FIDAC, an investment advisor registered with the SEC, is a fixed-income investment management company specializing in managing fixed income investments in residential mortgage-backed securities, commercial mortgage-backed securities and collateralized debt obligations for various investment vehicles and separate accounts.  FIDAC also has experience in managing and structuring debt financing associated with various asset classes and as a liquidation agent of collateralized debt obligations.  FIDAC commenced active investment management operations in 1994.  At December 31, 2011, FIDAC was the adviser or sub-adviser for REITs and other investment vehicles.  The team managing Annaly perform the same roles at FIDAC.

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

RCap operates as a broker-dealer and has been a member in the Financial Industry Regulatory Authority (or FINRA) since January 2009.

In 2010, we established Shannon, which provides warehouse financing to residential mortgage originators in the United States.  In 2010, we also established Charlesfort, which engages in corporate middle market lending transactions. In 2011, FIDAC established FIDAC Europe Limited, which provides advice on commercial real estate transactions, including sale-leaseback and single tenant net leased properties across Europe.  In 2011, we established FIDAC FSI LLC, which invests in trading securities.  We also own an additional subsidiary which owns trading securities.

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

Executive Officers of the Company

The following table sets forth certain information as of February 25, 2012 concerning our executive officers:

Name	Age	Position held with the Company

Michael A.J. Farrell	60	Chairman of the Board, Chief Executive Officer and President

Wellington J. Denahan-Norris	48	Vice Chairman of the Board, Chief Investment Officer and Chief Operating Officer

Kathryn F. Fagan	45	Chief Financial Officer and Treasurer

R. Nicholas Singh	52	Chief Legal Officer, Secretary and Chief Compliance Officer

James P. Fortescue	38	Managing Director, Head of Liabilities and Chief of Staff

Kristopher Konrad	37	Managing Director and Head Portfolio Manager

Rose-Marie Lyght	38	Managing Director and Chief Investment Officer of FIDAC

Jeremy Diamond	48	Managing Director and Head of Research and Corporate Communications

Ronald Kazel	44	Managing Director and Head of Asset Management Group

Matthew Lambiase	45	Managing Director and Head of Business Development

Kevin Keyes	44	Managing Director and Chief Strategy Officer

Mr. Farrell and Ms. Denahan-Norris have had years of experience in the investment banking and investment management industries where, in various capacities, they have each managed portfolios of mortgage-backed securities, arranged collateralized borrowings and utilized hedging techniques to mitigate interest rate and other risk within fixed-income portfolios.  Ms. Fagan is a certified public accountant and, prior to becoming our Chief Financial Officer and Treasurer, served as Chief Financial Officer and Controller of a publicly owned savings and loan association.    Mr. Singh joined Annaly in 2005.    Mr. Fortescue joined Annaly in 1997.  Mr. Konrad joined Annaly in 1997.  Ms. Lyght joined Annaly in 1999. Mr. Diamond joined Annaly in 2002.  Mr. Kazel joined Annaly in 2001. Mr. Lambiase joined Annaly in 2004.  Mr. Keyes joined Annaly in September 2009.

Distributions

To maintain our qualification as a REIT, we must distribute substantially all of our taxable income to our stockholders each year (subject to certain adjustments).  We have done this in the past and intend to continue to do so in the future.  We also have declared and paid regular quarterly dividends in the past and intend to do so in the future.  We have adopted a dividend reinvestment plan to enable holders of common stock to reinvest dividends automatically in additional shares of common stock.

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

At December 31, 2011, our mortgage-backed securities consisted of pass-through certificates and CMOs issued or guaranteed by Freddie Mac, Fannie Mae or Ginnie Mae.  We have not, and will not, invest in REMIC residuals and other CMO residuals.

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

Freddie Mac Certificates

Freddie Mac is a privately-owned government-sponsored enterprise created pursuant to an Act of Congress on July 24, 1970.  On September 6, 2008, the Federal Housing Finance Agency, (or FHFA), placed Freddie Mac into conservatorship.  As the conservator of Freddie Mac, the FHFA controls and directs Freddie Mac’s operations. The principal activity of Freddie Mac currently consists of the purchase of mortgage loans or participation interests in mortgage loans and the resale of the loans and participations in the form of guaranteed mortgage-backed securities.  Freddie Mac guarantees to each holder of Freddie Mac certificates the timely payment of interest at the applicable pass-through rate and ultimate collection of all principal on the holder’s pro rata share of the unpaid principal balance of the related mortgage loans, but does not guarantee the timely payment of scheduled principal of the underlying mortgage loans.  Notwithstanding the conservatorship of Freddie Mac by the FHFA, the obligations of Freddie Mac under its guarantees are solely those of Freddie Mac and are not backed by the full faith and credit of the United States.  If Freddie Mac were unable to satisfy these obligations, distributions to holders of Freddie Mac certificates would consist solely of payments and other recoveries on the underlying mortgage loans and, accordingly, defaults and delinquencies on the underlying mortgage loans would adversely affect monthly distributions to holders of Freddie Mac certificates.

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

Fannie Mae Certificates

Fannie Mae is a privately-owned, federally-chartered corporation organized and existing under the Federal National Mortgage Association Charter Act.  On September 6, 2008, the FHFA placed Fannie Mae into conservatorship. As the conservator of Fannie Mae, the FHFA controls and directs Fannie Mae’s operations.   Fannie Mae provides funds to the mortgage market primarily by purchasing home mortgage loans from local lenders, thereby replenishing their funds for additional lending.  Fannie Mae guarantees to the registered holder of a Fannie Mae certificate that it will distribute amounts representing scheduled principal and interest on the mortgage loans in the pool underlying the Fannie Mae certificate, whether or not received, and the full principal amount of any such mortgage loan foreclosed or otherwise finally liquidated, whether or not the principal amount is actually received.  Notwithstanding the conservatorship of Fannie Mae by the FHFA, the obligations of Fannie Mae under its guarantees are solely those of Fannie Mae and are not backed by the full faith and credit of the United States.  If Fannie Mae were unable to satisfy its obligations, distributions to holders of Fannie Mae certificates would consist solely of payments and other recoveries on the underlying mortgage loans and, accordingly, defaults and delinquencies on the underlying mortgage loans would adversely affect monthly distributions to holders of Fannie Mae.

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

Fixed-rate CMOs and floating-rate CMOs may allow for shifting of prepayment risk from slower-paying tranches to faster-paying tranches.  This is in contrast to mortgage pass-through certificates where all investors share equally in all payments, including all prepayments, on the underlying mortgages.

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

Mortgage Loans

We may from time-to-time through our subsidiary Shannon invest a small percentage of our assets directly in the ownership or financing of single-family, multi-family or commercial mortgage loans.  The acquisition or financing of mortgage loans generally involves credit risk.  We may obtain credit enhancement to mitigate this risk; however, there can be no assurances that we will be able to obtain credit enhancement or that credit enhancement would mitigate the credit risk of the underlying mortgage loans.

Middle Market Lending

We may from time-to-time through our subsidiary Charlesfort invest a small percentage of our assets directly in the ownership of corporate loans for middle market companies.  The acquisition of such corporate loans generally involves credit risk directly related to the middle market company obtaining the loan.  We may obtain credit enhancement to mitigate this risk; however, there can be no assurances that we will be able to obtain credit enhancement or that credit enhancement would mitigate the credit risk of the underlying corporate loans.

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

We may purchase the stock of mortgage REITs or similar companies when we believe that these purchases would yield attractive returns on capital employed.    We do not, however, presently intend to invest in the securities of other issuers for the purpose of exercising control of other issuers.

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

As a requirement for maintaining REIT status, we will distribute to stockholders aggregate dividends equaling at least 90% of our REIT taxable income for each taxable year.  We will make additional distributions of capital when the return expectations of the stockholders appear to exceed returns potentially available to us through making new investments in mortgage-backed securities.  Subject to the limitations of applicable securities and state corporation laws, we can distribute capital by making purchases of our own capital stock or through paying down or repurchasing any outstanding uncollateralized debt obligations.

Our asset acquisition strategy may change over time as market conditions change and as we evolve.

Credit Risk Management

Although we do not expect to encounter credit risk in our Agency mortgage-backed securities and Agency debentures, we face credit risk on the portions of our portfolio which are not mortgage-backed securities and Agency debentures.  In addition, our use of repurchase agreements and interest rate swaps creates exposure to credit risk relating to potential losses that could be recognized if the counterparties to these instruments fail to perform their obligations under the contracts.  In the event of a default by the counterparty, we could have difficulty obtaining our Agency mortgage-backed securities pledged as collateral.  We review credit risk and other risk of loss associated with each investment and determine the appropriate allocation of capital to apply to the investment under our capital investment policy.  Our management will monitor the overall portfolio risk and determine appropriate levels of provision for loss.

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

Our goal is to strike a balance between the under-utilization of leverage, which reduces potential returns to stockholders, and the over-utilization of leverage, which could reduce our ability to meet our obligations during adverse market conditions.  Our capital investment policy limits our ability to acquire additional assets during times when our debt-to-equity ratio exceeds 12:1.  At December 31, 2011, our ratio of debt-to-equity was 5.4:1.  Our capital base represents the approximate liquidation value of our investments and approximates the market value of assets that we can pledge or sell to meet over-collateralization requirements for our borrowings.  The unpledged portion of our capital base is available for us to pledge or sell as necessary to maintain over-collateralization levels for our borrowings.

Unless our board of directors determines otherwise, we are prohibited from acquiring additional assets during periods when our capital base is less than the minimum amount required under our capital investment policy, except as may be necessary to maintain REIT status or our exemption from the Investment Company Act of 1940, as amended (or the Investment Company Act).  In addition, when our capital base falls below our risk-managed capital requirement, our management is required to submit to our board of directors a plan for bringing our capital base into compliance with our capital investment policy guidelines.  We anticipate that in most circumstances we can achieve this goal without overt management action through the natural process of mortgage principal repayments.  We anticipate that our capital base is likely to exceed our risk-managed capital requirement during periods following new equity offerings and during periods of falling interest rates and that our capital base could fall below the risk-managed capital requirement during periods of rising interest rates.

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

 We enter into interest rate swaps.  We may from time to time enter into interest rate collars, interest rate caps or floors, purchase interest rate swaptions and purchase interest-only mortgage-backed securities and similar instruments to attempt to mitigate the risk of the cost of our variable rate liabilities increasing at a faster rate than the earnings on our assets during a period of rising interest rates or to mitigate prepayment risk.  We may hedge as much of the interest rate risk as our management determines is in our best interests, given the cost of the hedging transactions and the need to maintain our status as a REIT.  This determination may result in our electing to bear a level of interest rate or prepayment risk that could otherwise be hedged when management believes, based on all relevant facts, that bearing the risk is advisable.

We seek to build a balance sheet and undertake an interest rate risk management program which is likely to generate positive earnings and maintain an equity liquidation value sufficient to maintain operations given a variety of potentially adverse circumstances.  Accordingly, our interest rate risk management program addresses both income preservation, as discussed above, and capital preservation concerns.  For capital preservation, we monitor our “duration.”  This is the expected percentage change in market value of our assets that would be caused by a 1% change in short and long-term interest rates.  To monitor weighted average duration and the related risks of fluctuations in the liquidation value of our equity, we model the impact of various economic scenarios on the market value of our mortgage-backed securities and liabilities.  At December 31, 2011, we estimate that the duration of our assets was 1.2 years and giving effect to the swap transactions, our weighted average duration was (0.4) years.  We believe that our interest rate risk management program will allow us to maintain operations throughout a wide variety of potentially adverse circumstances.  Nevertheless, in order to further preserve our capital base (and lower our duration) during periods when we believe a trend of rapidly rising interest rates has been established, we may decide to increase hedging activities or to sell assets.  Each of these actions may lower our earnings and dividends in the short term to further our objective of maintaining attractive levels of earnings and dividends over the long term.

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

Potential Acquisitions, Strategic Alliances and Other Investments

From time-to-time we have explored possible transactions to enhance our operations and growth, including entering into new businesses, acquisitions of other businesses or assets, investments in other entities, joint venture arrangements, or strategic alliances. We entered into the broker-dealer business during the first quarter of January 2009, through our subsidiary RCap, which was granted membership in FINRA in January 2009.  On October 31, 2008 we consummated our acquisition of Merganser which is a registered investment advisor.  We own approximately 45.0 million shares of common stock of Chimera Investment Corporation, (or Chimera).  Chimera is a publicly traded, specialty finance company that acquires, manages, and finances, directly or through its subsidiaries, residential mortgage loans, residential mortgage-backed securities, real estate related securities and various other asset classes.  Chimera is externally managed by FIDAC and has elected and qualifies to be taxed as a REIT for federal income tax purposes.  We own approximately 9.5 million shares of common stock of CreXus Investment Corp., (or CreXus).  CreXus is a publicly traded, specialty finance company that acquires, manages, and finances, directly or through its subsidiaries, commercial mortgage loans and other commercial real estate debt, commercial mortgage-backed securities, or CMBS, and other commercial real estate-related assets.  CreXus is externally managed by FIDAC and has elected and qualifies to be taxed as a REIT for federal income tax purposes.

We may, from time-to-time, continue to explore possible new businesses, acquisitions, investments, joint venture arrangements and strategic alliances which may enhance our operations and assist our and our subsidiaries’ growth.  These transactions could be material to our financial condition and results of operations. The process of integrating an acquired company or business create unforeseen operating difficulties and expenditures. Our failure to address these risks or other problems encountered in connection with our past or future acquisitions and investments could cause us to fail to realize the anticipated benefits of such acquisitions or investments, incur unanticipated liabilities, and harm our business generally. Future acquisitions could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, or amortization expenses, or write-offs of goodwill, any of which could harm our financial condition. Also, the anticipated benefit of many of our acquisitions or investments may not materialize.

Dividend Reinvestment and Share Purchase Plan

We have adopted a dividend reinvestment and share purchase plan.  Under the dividend reinvestment feature of the plan, existing shareholders can reinvest their dividends in additional shares of our common stock.  Under the share purchase feature of the plan, new and existing shareholders can purchase shares of our common stock.  We have an effective shelf registration statement on Form S-3 which registered 100,000,000 shares of common stock that could be issued under the plan.  We may from time to time sell shares covered by this registration statement under the plan.

Legal Proceedings

From time-to-time, we are involved in various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material effect on our consolidated financial statements.

Employees

As of December 31, 2011, we and our subsidiaries had 147 full time employees.  None of our employees are subject to any collective bargaining agreements.  We believe we have good relations with our employees.

Available Information

Our investor relations website is www.annaly.com.  We make available on this website under “SEC filings,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the SEC.

COMPETITION

We believe that our principal competition in the acquisition and holding of the types of mortgage-backed securities we purchase are financial institutions such as banks, savings and loans, life insurance companies, institutional investors such as mutual funds and pension funds, and certain other mortgage REITs.  Some of these entities may not be subject to the same regulatory constraints (i.e., REIT compliance or maintaining an exemption under the Investment Company Act of 1940, as amended) as us.  In addition, many of these entities have greater financial resources and access to capital than us.   Some of our competitors have greater financial resources and access to capital than we do.  Our competitors, as well as additional competitors which may emerge in the future, may increase the competition for the acquisition of mortgage-backed securities, which in turn may result in higher prices and lower yields on such assets.

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

Risks Associated with Adverse Developments in the Mortgage Finance and Credit Markets

Volatile market conditions for mortgages and mortgage-related assets as well as the broader financial markets can result in a significant contraction in liquidity for mortgages and mortgage-related assets, which may adversely affect the value of the assets in which we invest.

Our results of operations are materially affected by conditions in the markets for mortgages and mortgage-related assets, including Agency mortgage-backed securities, as well as the broader financial markets and the economy generally.  Significant adverse changes in financial market conditions can result in a deleveraging of the global financial system and the forced sale of large quantities of mortgage-related and other financial assets.  Concerns over economic recession, geopolitical issues, unemployment, the availability and cost of financing, the mortgage market and a declining real estate market may contribute to increased volatility and diminished expectations for the economy and markets.

For example, as a result of the  financial market conditions beginning in the summer of  2007, many traditional mortgage investors suffered severe losses in their residential mortgage portfolios and several major market participants failed or have been impaired, resulting in a significant contraction in market liquidity for mortgage-related assets.  This illiquidity negatively affected both the terms and availability of financing for all mortgage-related assets.  Further increased volatility and deterioration in the markets for mortgages and mortgage-related assets as well as the broader financial markets may adversely affect the performance and market value of our Agency mortgage-backed securities.  If these conditions persist, institutions from which we seek financing for our investments may tighten their lending standards or become insolvent, which could make it more difficult for us to obtain financing on favorable terms or at all.  Our profitability may be adversely affected if we are unable to obtain cost-effective financing for our investments.  Continued adverse developments in the broader residential mortgage market may adversely affect the value of the assets in which we invest.

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

Due to increased market concerns about Fannie Mae and Freddie Mac’s ability to withstand future credit losses associated with securities held in their investment portfolios, and on which they provide guarantees, without the direct support of the U.S. Government Congress passed the Housing and Economic Recovery Act of 2008, (or the HERA).  Among other things, the HERA established the Federal Housing Finance Agency, or FHFA, which has broad regulatory powers over Fannie Mae and Freddie Mac.  On September 6, 2008, the FHFA placed Fannie Mae and Freddie Mac into conservatorship and, together with the Treasury, established a program designed to boost investor confidence in Fannie Mae’s and Freddie Mac’s debt and mortgage-backed securities.  As the conservator of Fannie Mae and Freddie Mac, the FHFA controls and directs their operations and may (1) take over the assets of and operate Fannie Mae and Freddie Mac with all the powers of their shareholders, directors and officers of Fannie Mae and Freddie Mac and conduct all business of Fannie Mae and Freddie Mac; (2) collect all obligations and money due to Fannie Mae and Freddie Mac; (3) perform all functions of Fannie Mae and Freddie Mac which are consistent with the conservator’s appointment; (4) preserve and conserve the assets and property of Fannie Mae and Freddie Mac; and (5) contract for assistance in fulfilling any function, activity, action or duty of the conservator.

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

There can be no assurance that the actions of the U.S. Government will have a beneficial impact on the financial markets, including on current levels of volatility.  To the extent the market does not respond favorably to these initiatives or these initiatives do not function as intended, our business may not receive the anticipated positive impact from the legislation.  There can also be no assurance that we will be eligible to participate in any programs established by the U.S. Government, or if we are eligible, that we will be able to utilize them successfully or at all.  In addition, because the programs are designed, in part, to provide liquidity to restart the market for certain of our targeted assets, the establishment of these programs may result in increased competition for attractive opportunities in our targeted assets.  It is also possible that our competitors may utilize the programs which would provide them with attractive debt and equity capital funding from the U.S. Government. In addition, the U.S. Government, the Federal Reserve, the Treasury and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis.  We cannot predict whether or when such actions may occur, and such actions could have a dramatic impact on our business, results of operations and financial condition.

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

Certain actions by the U.S. Federal Reserve could cause a flattening of the yield curve, which could materially adversely affect our business.

In September 2011, the U.S. Federal Reserve announced “Operation Twist,” which is a program through which it intends to purchase, by the end of June 2012, $400 billion of U.S. Treasury securities with remaining maturities between six and 30 years and sell an equal amount of U.S. Treasury securities with remaining maturities of three years or less.  The effect of Operation Twist could be a flattening in the yield curve, which could result in increased prepayment rates due to lower long-term interest rates and a narrowing of our net interest margin.  Please see our risk factor titled “An increase in prepayment rates may adversely affect our profitability.”  Consequently, Operation Twist and any other future securities purchase programs by the U.S. Federal Reserve could materially adversely affect our business.

The ongoing debt crisis in Europe could have an adverse effect on our business.

During the past several years, several large European banks have experienced financial difficulty and have been either rescued by government assistance or by other large European banks.  Several European governments have coordinated plans to attempt to shore up their financial sectors through loans, credit guarantees, capital infusions, promises of continued liquidity funding and interest rate cuts.  Additionally, other governments of the world’s largest economic countries also implemented interest rate cuts.  There is no assurance that these and other plans and programs will be successful in halting the global credit crisis or in preventing other banks from failing.  If unsuccessful, this could materially adversely affect our financing and operations as well as those of the entire mortgage sector in general.

As the European credit crisis continues, with the problems in other countries such as Greece, Italy, Spain and Portugal, there is a growing risk to the financial condition and stability of major European banks.  Some of these banks or their U.S. banking subsidiaries have provided financing to us, particularly repurchase agreement financing.  Recently, many of the U.S. banking subsidiaries of these major European banks were placed on credit watch.  If the European credit crisis continues to impact these major European banks, there is the possibility that it will also impact the operations of their U.S. banking subsidiaries.  This could adversely affect our financing and operations as well as those of the entire mortgage sector in general.  Please also see our risk factor titled “The soundness of other financial institutions could adversely affect us.”

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

These indices generally reflect short-term interest rates.  On December 31, 2011, approximately 9% of our Investment Securities were adjustable-rate interest-earning assets.

The interest rates on our borrowings similarly vary with changes in an objective index.  Nevertheless, the interest rates on our borrowings generally adjust more frequently than the interest rates on our adjustable-rate interest-earning assets.  For example, on December 31, 2011, our adjustable-rate interest-earning assets had a weighted average term to next rate adjustment of 41 months, while our borrowings had a weighted average term of 43 days.  Accordingly, in a period of rising interest rates, we could experience a decrease in net income or a net loss because the interest rates on our borrowings adjust faster than the interest rates on our adjustable-rate interest-earning assets.

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

In a period of rising interest rates, our interest payments could increase while the interest we earn on our fixed-rate mortgage-backed securities would not change.  This would adversely affect our profitability.  On December 31, 2011, approximately 90% of our Investment Securities were fixed-rate investments.

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

We often purchase mortgage-backed securities that have a higher coupon rate than the prevailing market interest rates.  In exchange for a higher coupon rate, we typically pay a premium over par value to acquire these mortgage-backed securities.  In accordance with generally accepted accounting principles (or GAAP), we amortize the premiums on our mortgage-backed securities over the life of the related mortgage-backed securities.  If the mortgage loans securing these mortgage-backed securities prepay at a more rapid rate than anticipated, we will have to amortize our premiums on an accelerated basis which may adversely affect our profitability.  Defaults on mortgage loans underlying Agency mortgage-backed securities typically have the same effect as prepayments because of the underlying Agency guarantee.  Fannie Mae and Freddie Mac significantly increased their purchases of delinquent loans from the pools of mortgages collateralizing their Agency mortgage-backed securities beginning in March 2010. As of December 31, 2011, we had net purchase premiums of $3.3 billion, or 3.4% of current par value, on our Agency mortgage-backed securities, Agency debentures, and corporate debt.

We may seek to reduce prepayment risk by acquiring mortgage-backed securities at a discount.  If a discounted security is prepaid in whole or in part prior to its maturity date, we will earn income equal to the amount of the remaining discount.  This will improve our profitability if the discounted securities are prepaid faster than expected.

We also can acquire mortgage-backed securities that are less affected by prepayments.  For example, we can acquire CMOs, a type of mortgage-backed security.  CMOs divide a pool of mortgage loans into multiple tranches that allow for shifting of prepayment risks from slower-paying tranches to faster-paying tranches.  This is in contrast to pass-through or pay-through mortgage-backed securities, where all investors share equally in all payments, including all prepayments.  As discussed below, the Investment Company Act of 1940 imposes restrictions on our purchase of CMOs.  As of December 31, 2011, approximately 17% of our Investment Securities were CMOs and approximately 83% of our Investment Securities were pass-through or pay-through securities.

While we seek to minimize prepayment risk to the extent practical, in selecting investments we must balance prepayment risk against other risks and the potential returns of each investment.  No strategy can completely insulate us from prepayment risk.

An increase in interest rates may adversely affect the market value of our investment securities and, therefore, also our book value.

Increases in interest rates may negatively affect the market value of our investment securities because in a period of rising interest rates, the relative value of interest earning assets we own can be expected to fall and reduce the book value.  In addition, our fixed-rate securities, generally, are more negatively affected by these increases because in a period of rising interest rates, our interest payments could increase while the interest we earn on our fixed-rate mortgage-backed securities would not change.  We reduce our book value by the amount of any decrease in the market value of our investment securities.

Failure to procure funding on favorable terms, or at all, would adversely affect our results and may, in turn, negatively affect the market price of shares of our common stock.

The current dislocation and weakness in the broader mortgage markets could adversely affect one or more of our potential lenders and could cause one or more of our potential lenders to be unwilling or unable to provide us with financing.  This could potentially increase our financing costs and reduce our liquidity.  If one or more major market participants fails or otherwise experiences a major liquidity crisis it could negatively impact the marketability of all fixed income securities, including Agency RMBS, and this could negatively impact the value of the securities we acquire, thus reducing our net book value.  Furthermore, if any of our potential lenders or any of our lenders are unwilling or unable to provide us with financing, we could be forced to sell our assets at an inopportune time when prices are depressed.

The soundness of other financial institutions could adversely affect us.

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. Many of these transactions expose us to credit risk in the event of default of its counterparty or client.  There is no assurance that any such losses would not materially and adversely impact our revenues and earnings.

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

We seek to maintain a ratio of debt-to-equity of between 8:1 and 12:1.  However, we are not required to stay within this leverage ratio.  We may exceed this ratio by incurring additional debt without increasing the amount of equity we have.  For example, if we increase the amount of borrowings under our master repurchase agreements with our existing or new counterparties, our leverage ratio would increase.  If we increase our debt-to-equity  ratio, the adverse impact on our financial condition and results of operations from the types of risks associated with the use of leverage would likely be more severe.

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

We cannot assure you that our use of derivatives will offset the risks related to changes in interest rates. It is likely that there will be periods in the future during which we will incur losses on our derivative financial instruments that will not be fully offset by gains on our portfolio.  The derivative financial instruments we select may not have the effect of reducing our interest rate risk. In addition, the nature and timing of hedging transactions may influence the effectiveness of these strategies. Poorly designed strategies or improperly executed transactions could significantly increase our risk and lead to material losses. In addition, hedging strategies involve transaction and other costs. Our hedging strategy and the derivatives that we use may not adequately offset the risk of interest rate volatility.  Moreover, our hedging transactions may result in losses.

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

Our net income depends, in large part, on our ability to acquire mortgage-backed securities at favorable spreads over our borrowing costs.  In acquiring mortgage-backed securities, we compete with other REITs, investment banking firms, savings and loan associations, banks, insurance companies, mutual funds, other lenders, government entities and other entities that purchase mortgage-backed securities, many of which have greater financial resources than us.  As a result, in the future, we may not be able to acquire sufficient mortgage-backed securities at favorable spreads over our borrowing costs.

We are dependent on our key personnel

We are dependent on the efforts of our key officers and employees, including Michael A. J. Farrell, our Chairman of the board of directors, Chief Executive Officer and President, Wellington J. Denahan-Norris, our Vice Chairman, Chief Operating Officer and Chief Investment Officer, and Kathryn F. Fagan, our Chief Financial Officer and Treasurer.  The loss of any of their services could have an adverse effect on our operations. Although we have employment agreements with each of them, we cannot assure you they will remain employed with us.  We recently announced Mr. Farrell is undergoing chemotherapy for cancer.

Our reported GAAP financial results differ from the taxable income results that impact our dividend distribution requirements and, therefore, our GAAP results may not be an accurate indicator of future taxable income and dividend distributions.

Generally, the cumulative net income we report over the life of an asset will be the same for GAAP and tax purposes, although the timing of this income recognition over the life of the asset could be materially different.  Differences exist in the accounting for GAAP net income and REIT taxable income which can lead to significant variances in the amount and timing of when income and losses are recognized under these two measures.  Due to these differences, our reported GAAP financial results could materially differ from our determination of taxable income results, which impacts our dividend distribution requirements, and, therefore, our GAAP results may not be an accurate indicator of future taxable income and dividend distributions.

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

The market price of our shares of common stock may be highly volatile and could be subject to wide fluctuations. In addition, the trading volume in our shares of common stock may fluctuate and cause significant price variations to occur. We cannot assure you that the market price of our shares of common stock will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our shares of common stock include those set forth under “Special Note Regarding Forward-Looking Statements” as well as:

●	actual or anticipated variations in our quarterly operating results or business prospects;

●	changes in our earnings estimates or publication of research reports about us or the real estate industry;

●	an inability to meet or exceed securities analysts' estimates or expectations;

●	increases in market interest rates;

●	hedging or arbitrage trading activity in our shares of common stock;

●	capital commitments;

●	changes in market valuations of similar companies;

●	adverse market reaction to any increased indebtedness we incur in the future;

●	additions or departures of management personnel;

●	actions by institutional shareholders;

●	speculation in the press or investment community;

●	changes in our distribution policy;

●	general market and economic conditions; and

●	future sales of our shares of common stock or securities convertible into, or exchangeable or exercisable for, our shares of common stock.

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

On June 23, 2011, our shareholders approved an amendment to our charter to increase the number of authorized shares of capital stock from 1,000,000,000 shares to 2,000,000,000 shares, consisting of 1,987,987,500 shares classified as common stock, 7,412,500 shares classified as 7.875% Series A Cumulative Redeemable Preferred Stock and 4,600,000 shares classified as 6.00% Series B Cumulative Convertible Preferred Stock.  The issuance of additional shares of our common stock and in connection with conversions of our outstanding Convertible Senior Notes, or other future issuances convertible securities, including outstanding options and warrants, or otherwise, will dilute the ownership interest of our common stockholders.

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

Computer malware, viruses, hacking and phishing attacks, and spamming could harm our business and results of operations.

Computer malware, viruses, and computer hacking and phishing attacks have become more prevalent in our industry and may occur on our systems in the future.  We rely heavily on our financial, accounting and other data processing systems.  Though it is difficult to determine what, if any, harm may directly result from any specific interruption or attack or any failure to maintain performance, reliability and security of our technical infrastructure.  As a result any such computer malware, viruses, and computer hacking and phishing attacks may harm our operations.

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

ITEM 4.     MINE SAFETY DISCLOSURE

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began trading publicly on October 8, 1997 and is traded on the New York Stock Exchange under the trading symbol “NLY.”  As of February 13, 2012, we had 970,269,506 shares of common stock issued and outstanding which were held by approximately 718,000 beneficial holders.

The following table sets forth, for the periods indicated, the high, low, and closing sales prices per share of our common stock as reported on the New York Stock Exchange composite tape and the cash dividends declared per share of our common stock.

	Stock Prices

	High	Low	Close

First Quarter ended March 31, 2011	$18.16	$17.31	$17.45
Second Quarter ended June 30, 2011	$18.79	$17.15	$18.04
Third Quarter ended September 30, 2011	$18.58	$14.05	$16.63
Fourth Quarter ended December 31, 2011	$17.12	$14.65	$15.96

	High	Low	Close

First Quarter ended March 31, 2010	$18.75	$16.96	$17.18
Second Quarter ended June 30, 2010	$18.10	$14.09	$17.15
Third Quarter ended September 30, 2010	$18.54	$16.73	$17.60
Fourth Quarter ended December 31, 2010	$18.37	$17.25	$17.92

Common Dividends
Declared Per Share

First Quarter ended March 31, 2011	$0.62
Second Quarter ended June 30, 2011	$0.65
Third Quarter ended September 30, 2011	$0.60
Fourth Quarter ended December 31, 2011	$0.57

First Quarter ended March 31, 2010	$0.65
Second Quarter ended June 30, 2010	$0.68
Third Quarter ended September 30, 2010	$0.68
Fourth Quarter ended December 31, 2010	$0.64

We intend to pay quarterly dividends and to distribute to our stockholders all or substantially all of our taxable income in each year (subject to certain adjustments).  This will enable us to qualify for the tax benefits accorded to a REIT under the Code.  We have not established a minimum dividend payment level and our ability to pay dividends may be adversely affected for the reasons described under the caption “Risk Factors.”  All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our REIT status and such other factors as our board of directors may deem relevant from time to time.  No dividends can be paid on our common stock unless we have paid full cumulative dividends on our preferred stock.  From the date of issuance of our preferred stock through December 31, 2011, we have paid full cumulative dividends on our preferred stock.

SHARE PERFORMANCE GRAPH

The following graph and table set forth certain information comparing the yearly percentage change in cumulative total return on our common stock to the cumulative total return of the Standard & Poor’s Composite 500 stock Index or S&P 500 Index, and the Bloomberg REIT Mortgage Index, or BBG REIT index, an industry index of mortgage REITs.  The comparison is for the period from December 31, 2006 to December 31, 2011 and assumes the reinvestment of dividends.  The graph and table assume that $100 was invested in our common stock and the two other indices on December 31, 2006.  Upon written request we will provide stockholders with a list of the REITs included in the BBG REIT Index.

225
200
175
150
125
100
75
50
25
0
137
135
163
185
188
100
105
68
84
96
98
59
42
48
53
53
12/31/06
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
Annaly Capital Management, Inc.
S&P 500 Index
BBG Reit Index

	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
Annaly Capital Management, Inc.	100	137	135	163	185	188
S&P 500 Index	100	105	68	84	96	98
BBG Reit Index	100	59	42	48	53	53

The information in the share performance graph and table has been obtained from sources believed to be reliable, but neither its accuracy nor its completeness can be guaranteed.  The historical information set forth above is not necessarily indicative of future performance.  Accordingly, we do not make or endorse any predictions as to future share performance.

EQUITY COMPENSATION PLAN INFORMATION

On May 27, 2010, at our 2010 Annual Meeting of Stockholders, our stockholders approved the 2010 Equity Incentive Plan.  The 2010 Equity Incentive Plan authorizes the Compensation Committee of the board of directors to grant options, stock appreciation rights, dividend equivalent rights, or other share-based award, including restricted shares up to an aggregate of 25,000,000 shares, subject to adjustments as provided in the 2010 Equity Incentive Plan.  On June 27, 2011, we granted to each non-management director of the Company options to purchase 1,250 shares of our common stock under the 2010 Equity Incentive Plan.  The stock options were issued at the current market price on the date of grant and immediately vested with a contractual term of 5 years.  The grant date fair value is calculated using the Black-Scholes option valuation model.  For a description of our 2010 Equity Incentive Plan, see Notes to Consolidated Financial Statements.

We had previously adopted a long term stock incentive plan for executive officers, key employees and nonemployee directors (the Incentive Plan).  The Incentive Plan authorized, the Compensation Committee of the board of directors to grant awards, including incentive stock options as defined under Section 422 of the Code (ISOs) and options not so qualified (NQSOs).  The Incentive Plan authorized the granting of options or other awards for an aggregate of the greater of 500,000 shares or 9.5% of the outstanding shares of our common stock up to a ceiling of 8,932,921 shares.  No further awards will be made under the Incentive Plan, although existing awards will remain effective.  Stock options were issued at the current market price on the date of grant, subject to an immediate or four year vesting in four equal installments with a contractual term of 5 or 10 years.  The grant date fair value is calculated using the Black-Scholes option valuation model.  For a description of our Incentive Plan, see Notes to Consolidated Financial Statements.

The following table provides information as of December 31, 2011 concerning shares of our common stock authorized for issuance under the 2010 Incentive Plan and Incentive Plan (the Incentive Plans).

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under the Incentive Plans (excluding previously issued)
Equity compensation plans approved by security holders	6,216,805	$15.57	24,775,921
Equity compensation plans not approved by security holders	-	-	-
Total	6,216,805	$15.57	24,775,921

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data are derived from our audited financial statements for the years ended December 31, 2011, 2010, 2009, 2008, and 2007.  The selected financial data should be read in conjunction with the more detailed information contained in the Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

  SELECTED FINANCIAL DATA
(dollars in thousands, except for per share data)

	For the Years Ended December 31,
Statement of Operations Data	2011	2010	2009	2008	2007
Interest income:
Investments	$3,558,015	$2,676,307	$2,922,499	$3,115,428	$2,355,447
U.S. Treasury Securities	14,706	2,830	-	-	-
Securities loaned	6,897	3,997	103	-	-
Total interest income	3,579,618	2,683,134	2,922,602	3,115,428	2,355,447
Interest expense:
Repurchase agreements	426,769	397,971	575,867	1,560,976	1,892,372
Convertible Senior Notes	35,017	24,228	-	-	-
U.S. Treasury Securities sold, not yet purchased	13,081	2,649	-	-	-
Securities borrowed	5,459	3,377	92	-	-
Total interest expense	480,326	428,225	575,959	1,560,976	1,892,372

Net interest income	3,099,292	2,254,909	2,346,643	1,554,452	463,075

Other income (loss):
Investment advisory and other fee income	79,205	58,073	48,952	27,891	22,028
Net gains (losses) on sales of Agency mortgage-backed securities and debentures	206,846	181,791	99,128	10,713	19,062
Dividend income	31,516	31,038	17,184	2,713	91
Net gains (losses) on trading	21,398	(2,351)	-	9,695	19,147
Loss on other-than-temporarily impaired securities	-	-	-	(31,834)	(1,189)
Net unrealized gain (losses) on Agency interest-only mortgage- backed securities	(106,657)	-	-	-	-
Loss on receivable from Prime Broker	-	-	(13,613)	-	-
Income from underwriting	5,618	2,095	-	-	-
Subtotal	237,926	270,646	151,651	19,178	59,139
Gain on termination of interest rate swaps	-	-	-	-	2,096
Realized gains (losses) on interest rate swaps(1)	(882,395)	(735,107)	(719,803)	(327,936)	(34,093)
Unrealized gains (losses) on interest rate swaps	(1,815,107)	(318,832)	349,521	(768,268)	-
Subtotal	(2,697,502)	(1,053,939)	(370,282)	(1,096,204)	(31,997)
Total other income (loss)	(2,459,576)	(783,293)	(218,631)	(1,077,026)	27,142

Expenses:
Distribution fees	-	360	1,756	1,589	3,647
Compensation expense	206,251	146,958	111,416	87,412	50,798
Other general and administrative expenses	31,093	24,529	18,736	16,210	11,868
Total Expenses	237,344	171,847	131,908	105,211	66,313

Income (loss) before income taxes and income from equity method investment in affiliate	402,372	1,299,769	1,996,104	372,215	423,904

Income taxes	(59,051)	(35,434)	(34,381)	(25,977)	(8,870)

Income (loss) on equity method investment in affiliate	1,140	2,945	(252)	-	-

Income before noncontrolling interest	344,461	1,267,280	1,961,471	346,238	415,034

Noncontrolling interest	-	-	-	58	650

Net income (loss)	344,461	1,267,280	1,961,471	346,180	414,384

Dividends on preferred stock	16,854	18,033	18,501	21,177	21,493

Net income (loss) available (related) to common shareholders	$327,607	$1,249,247	$1,942,970	$325,003	$392,891

Basic net income per average common share	$0.37	$2.12	$3.55	$0.64	$1.32
Diluted net income per average common share	$0.37	$2.04	$3.52	$0.64	$1.31

Other Financial Data
Total assets	$109,630,002	$83,026,590	$69,376,190	$57,597,615	$53,903,514
6.00% Series B Cumulative Convertible Preferred Stock	$32,272	$40,032	$63,114	$96,042	$111,466
Dividends declared per common share	$2.44	$2.65	$2.54	$2.08	$1.04

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We own, manage, and finance a portfolio of real estate related assets, including mortgage pass-through certificates, collateralized mortgage obligations (or CMOs), Agency callable debentures, and other securities representing interests in or obligations backed by pools of mortgage loans.  Our principal business objective is to generate net income for distribution to our stockholders from the spread between the interest income on our interest-earning assets and the costs of borrowing to finance our acquisition of interest-earning assets and from dividends we receive from our subsidiaries.  Our wholly-owned subsidiaries offer diversified real estate, asset management and other financial services.  FIDAC and Merganser are our wholly-owned taxable REIT subsidiaries that are registered investment advisors that generate advisory and service fee income.  RCap is our wholly-owned broker dealer taxable REIT subsidiary which generates fee income.  We also own subsidiaries engaged in corporate middle market lending transactions, providing warehouse financing to residential mortgage originators, providing advice on commercial real estate transactions, including sale-leaseback and single tenant net leased properties across Europe, and investing in trading securities.

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

The results of our operations are affected by various factors, many of which are beyond our control.  Our results of operations primarily depend on, among other things, our net interest income, the market value of our assets and the supply of and demand for such assets.  Our net interest income, which reflects the amortization of purchase premiums and accretion of discounts, varies primarily as a result of changes in interest rates, borrowing costs and prepayment speeds, the behavior of which involves various risks and uncertainties.  Prepayment speeds, as reflected by the Constant Prepayment Rate, (or CPR), and interest rates vary according to the type of investment, conditions in financial markets, competition and other factors, none of which can be predicted with any certainty.  In general, as prepayment speeds on our Agency mortgage-backed securities portfolio increase, related purchase premium amortization increases, thereby reducing the net yield on such assets.  The CPR on our Agency mortgage-backed securities portfolio averaged 17%, 27%, and 19% for the years ended December 31, 2011, 2010, and 2009, respectively. Since changes in interest rates may significantly affect our activities, our operating results depend, in large part, upon our ability to effectively manage interest rate risks and prepayment risks while maintaining our status as a REIT.  We continue to explore alternative business strategies, alternative investments and other strategic initiatives to complement our core business strategy of investing, on a leveraged basis, in high quality Investment Securities.  No assurance, however, can be provided that any such strategic initiative will or will not be implemented in the future.

The table below provides quarterly information regarding our average balances, interest income, yield on assets, economic interest expense, average interest-bearing liabilities, cost of interest-bearing liabilities, economic net interest income and net interest rate spreads for the quarterly periods presented.

	Average Interest- Earning Assets(1)	Total Interest Income	Yield on Average Interest- Earning Assets	Average Interest- Bearing Liabilities	Economic Interest Expense (2)	Average Cost of Interest- Bearing Liabilities	Economic Net Interest Income(3)	Net Interest Rate Spread
	(ratios for the quarters have been annualized, dollars in thousands)
Year Ended December 31, 2011	$96,675,016	$3,579,618	3.70%	$84,595,933	$1,362,721	1.61%	$2,216,897	2.09%
Year Ended December 31, 2010	$66,981,887	$2,683,134	4.01%	$60,242,842	$1,163,332	1.93%	$1,519,802	2.08%
Year Ended December 31, 2009	$58,554,200	$2,922,602	4.99%	$52,361,607	$1,295,762	2.47%	$1,626,840	2.52%
Year Ended December 31, 2008	$55,962,519	$3,115,428	5.57%	$50,270,226	$1,888,912	3.76%	$1,226,516	1.81%
Year Ended December 31, 2007	$40,800,148	$2,355,447	5.77%	$37,967,215	$1,926,465	5.07%	$428,982	0.70%
Quarter Ended December 31, 2011	$102,339,797	$847,700	3.31%	$89,488,111	$357,771	1.60%	$489,929	1.71%
Quarter Ended September 30, 2011	$100,473,505	$930,802	3.71%	$86,617,908	$353,266	1.63%	$577,536	2.08%
Quarter Ended June 30, 2011	$94,696,473	$957,068	4.04%	$83,042,390	$330,080	1.59%	$626,988	2.45%
Quarter Ended March 31, 2011	$89,190,290	$844,048	3.79%	$79,235,324	$321,604	1.62%	$522,444	2.17%

(1)	Does not reflect unrealized gains/ (losses) or premium/ (discount).
(2)	Economic interest expense includes interest expense on interest rate swaps.
(3)	Economic net interest income includes interest expense on interest rate swaps

The following table presents the CPR experienced on our Agency mortgage-backed securities portfolio, on an annualized basis, for the quarterly periods presented.

Quarter Ended	CPR
December 31, 2011	22%
September 30, 2011	18%
June 30, 2011	11%
March 31, 2011	17%

  For the purpose of calculating average interest-earning assets and interest-bearing liabilities, daily balances are used.  For the purposes of computing ratios relating to equity measures, throughout this report, equity includes Series B preferred stock, which has been treated under GAAP as temporary equity.  For the purpose of computing net interest income and ratios relating to cost of fund measures throughout this report, interest expense includes interest expense on interest rate swaps, which is classified in the Consolidated Statements of Operations and Comprehensive Income (Loss) as Realized losses on interest rate swaps.  Interest rate swaps are used to hedge the increase in interest expense on repurchase agreements in a rising rate environment.  Presenting the contractual interest payments on interest rate swaps with the interest expense on interest-bearing liabilities reflects total contractual interest payments.  This presentation depicts the economic value of our investment strategy.  Interest expense, including interest payments on interest rate swaps, is referred to as economic interest expense.  Net interest income, including interest payments on interest rate swaps, is referred to as economic net interest income.

The following table compares the GAAP and non-GAAP measurements reflected in the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	GAAP Total Stockholders’ Equity	Non-GAAP Total Stockholders’ Equity	GAAP Interest Expense	Economic Interest Expense	GAAP Net Interest Income	Economic Net interest Income
	(dollars in thousands)
For the Year Ended December 31, 2011	$15,760,642	$15,792,914	$480,326	$1,362,721	$3,099,292	$2,216,897
For the Year Ended December 31, 2010	$9,864,900	$9,904,932	$428,225	$1,163,332	$2,254,909	$1,519,802
For the Year Ended December 31, 2009	$9,554,426	$9,617,540	$575,959	$1,295,762	$2,346,643	$1,626,840
For the Year Ended December 31, 2008	$7,183,272	$7,279,314	$1,560,976	$1,888,912	$1,554,452	$1,226,516
For the Year Ended December 31, 2007	$5,204,938	$5,316,404	$1,892,372	$1,926,465	$463,075	$428,982
For the Quarter Ended December 31, 2011	$15,760,642	$15,792,914	$130,133	$357,771	$717,567	$489,929
For the Quarter Ended September 30, 2011	$15,910,022	$15,943,686	$121,417	$353,266	$809,385	$577,536
For the Quarter Ended June 30, 2011	$13,929,362	$13,969,321	$113,320	$330,080	$843,748	$626,988
For the Quarter Ended March 31, 2011	$12,853,017	$12,893,000	$115,456	$321,604	$728,592	$522,444

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with GAAP, which require us to make estimates and assumptions (see Note 1 to the consolidated financial statements). We believe that of our significant accounting policies the following involve a higher degree of judgment and complexity.

Valuation of Financial Instruments

Agency mortgage-backed securities and debentures:

There is an active market for Agency mortgage-backed securities and debentures.  Since we primarily invest in securities that can be measured from actively quoted prices, there is a high degree of observable inputs and less subjectivity  measuring fair value.  Internal market values are determined using quoted prices from the TBA market, the Treasury curve, and the underlying characteristics of the individual securities, which may include coupon, periodic and life caps, reset dates, and the expected life of the security.  All internal market values are compared to external sources or dealer quotes to determine reasonableness.  Additionally, securities used as collateral for repurchase agreements are priced daily by counterparties to ensure sufficient collateralization, providing additional verification of our internal pricing.

Interest rate swaps:

We use the overnight indexed swap (“OIS”) curve as an input to value substantially all of our interest rate swaps. We believe using the OIS curve, which reflects the interest rate typically paid on cash collateral, more accurately reflects the fair value of interest rate swaps.  Consistent with market practice, we have individually negotiated agreements with certain counterparties to exchange collateral (“margining”) based on the level of fair values of the interest rate swaps. Through this margining process, one party or each party to a derivative contract provides the other party with information about the fair value of the derivative contract to calculate the amount of collateral required, providing additional verification of our recorded fair value of the interest rate swaps.

Revenue Recognition

Interest income on Agency mortgage-backed securities and debentures is recognized over the projected life of the securities using the interest method.  The projected life of the securities is determined based on expected prepayment speeds, past prepayment history of the security, government initiatives that would affect the Agency mortgage-backed securities market, and market consensus.  Gains or losses on investment securities are recorded on trade date based on the average cost of the security.

Income Taxes

We elected to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code, beginning with our taxable year ended December 31, 1997. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our ordinary taxable income, if any, to stockholders. As a REIT, we generally will not be subject to U.S. federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to U.S. federal income taxes on our taxable income at regular corporate rates and we will not be permitted to qualify for treatment as a REIT for U.S. federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distributions to stockholders. However, we believe that we will be organized and operate in such a manner as to qualify for treatment as a REIT and we intend to operate in the foreseeable future in such a manner so that we will qualify as a REIT for U.S. federal income tax purposes. We may, however, be subject to certain state and local taxes and our Taxable REIT Subsidiaries are subject to federal, state and local taxes.

Exposure to European financial counterparties

A significant portion of our Agency mortgage-backed securities are financed with repurchase agreements.  We secure our borrowings under these agreements by pledging our Agency mortgage-backed securities as collateral to the lender. The collateral we pledge exceeds the amount of the borrowings under each agreement, typically with the extent of over-collateralization being at least 3% of the amount borrowed.  If the counterparty to the repurchase agreement defaults on its obligations and we are not able to recover our pledged assets, we are at risk of losing the over-collateralized amount.  The amount of this exposure is the difference between the amount loaned to us plus interest due to the counterparty and the fair value of the collateral pledged by us to the lender including accrued interest receivable on such collateral.

We also use interest rate swaps to manage our interest rate risks.  Under these swap agreements, we pledge Agency mortgage-backed securities as collateral as part of a margin arrangement for interest rate swaps that are in an unrealized loss position.  If a counterparty were to default on its obligation, we would be exposed to a loss to a swap counterparty to the extent that the amount of our Agency mortgage-backed securities pledged exceeded the unrealized loss on the associated swaps and we were not able to recover the excess collateral.

Over the past several years, several large European financial institutions have experienced financial difficulty and have been either rescued by government assistance or by other large European banks or institutions.  Some of these financial institutions or their U.S. subsidiaries have provided us financing under repurchase agreements or we have entered into interest rate swaps with such institutions.  We have entered into repurchase agreements and/or interest rate swaps with 10 financial institution counterparties that are either domiciled in Europe or a U.S.-based subsidiary of a European domiciled financial institution.  The following table summarizes our exposure to such counterparties at December 31, 2011:

Country	Number of Counterparties	Repurchase Agreement Financing	Interest Rate Swaps at Fair Value	Exposure(1)	Exposure as a Percentage of Total Assets
(dollars in thousands)

France	3	$4,055,883	$(213,192)	$269,821	0.25%
Germany	1	$3,337,094	$(408,372)	$237,979	0.22%
Netherlands	2	$5,578,511	-	$340,082	0.31%
Switzerland	2	$7,551,660	$(416,103)	$553,525	0.50%
United Kingdom	2	$4,706,534	$(118,123)	$256,886	0.23%
Total	10	$25,229,682	$(1,155,790)	$1,658,293	1.51%
(1)	Represents the amount of cash and/or securities pledged as collateral to each counterparty less the aggregate of repurchase agreement financing and unrelated loss on swaps for each counterparty.

At December 31, 2011, we did not use credit default swaps or other forms of credit protection to hedge the exposures summarized in the table above.

If the European credit crisis continues to impact these major European financial institutions, it is possible that it will also impact the operations of their U.S. subsidiaries.  Our financings and operations could be adversely affected by such events.  We monitor our exposure to our repurchase agreement and swap counterparties on a regular basis, using various methods, including review of recent rating agency actions, financial relief plans, credit spreads or other developments and by monitoring the amount of cash and securities collateral pledged and the associated loan amount under repurchase agreements and/or the fair value of swaps with our counterparties.  We make reverse margin calls on our counterparties to recover excess collateral as permitted by the agreements governing our financing arrangements or interest rate swaps, or may try to take other actions to reduce the amount of our exposure to a counterparty when necessary.

Results of Operations:

Net Income Summary

For the year ended December 31, 2011 our net income was $344.5 million or $0.37 per average common share, as compared to net income of $1.3 billion or $2.12 per average common share for the year ended December 31, 2010 and net income of $2.0 billion or $3.55 per average common share for the year ended December 31, 2009.  Net income per average share decreased by $1.75 per average common share and the total net income decreased $922.8 million for the year ended December 31, 2011, when compared to the year ended December 31, 2010.  We attribute the decrease in net income for the year ended December 31, 2011 from the year ended December 31, 2010 to the unrealized losses on interest rate swaps of $1.8 billion for the year ended December 31, 2011, as compared to an unrealized loss on interest rate swaps of $318.8 million for the year ended December 31, 2010.

Net income per average share decreased by $1.43 per average share available to common shareholders and total net income decreased $694.2 million for the year ended December 31, 2010, when compared to the year ended December 31, 2009.  We attribute the decrease in total net income for the year ended December 31, 2010 from the year ended December 31, 2009 in part to recording of unrealized loss on interest rate swaps of $318.8 million for the year ended December 31, 2010, compared to an unrealized gain of $349.5 million for the year ended December 31, 2009.  Net income for the year ended December 31, 2010, also decreased due to net interest income decreasing by $107.0 million for the year ended December 31, 2010, as compared to the year ended December 31, 2009, due to the decline in the interest rate spread.

Net Income Summary
(dollars in thousands, except for per share data)

	For the Years Ended December 31,
	2011	2010	2009
Interest income:
Investments	$3,558,015	$2,676,307	$2,922,499
U.S. Treasury Securities	14,706	2,830	-
Securities loaned	6,897	3,997	103
Total interest income	3,579,618	2,683,134	2,922,602
Interest expense:
Repurchase agreements	426,769	397,971	575,867
Convertible Senior Notes	35,017	24,228	-
U.S. Treasury Securities sold, not yet purchased	13,081	2,649	-
Securities borrowed	5,459	3,377	92
Total interest expense	480,326	428,225	575,959

Net interest income	3,099,292	2,254,909	2,346,643

Other income (loss):
Investment advisory and other fee income	79,205	58,073	48,952
Net gains (losses) on sales of Agency mortgage-backed securities and debentures	206,846	181,791	99,128
Dividend income	31,516	31,038	17,184
Net gains (losses) on trading	21,398	(2,351)	-
Net unrealized gain (losses) on Agency interest-only mortgage-backed securities	(106,657)	-	-
Income from underwriting	5,618	2,095	-
Loss on receivable from Prime Broker	-	-	(13,613)
Subtotal	237,926	270,646	151,651
Realized gains (losses) on interest rate swaps(1)	(882,395)	(735,107)	(719,803)
Unrealized gains (losses) on interest rate swaps	(1,815,107)	(318,832)	349,521
Subtotal	(2,697,502)	(1,053,939)	(370,282)
Total other income (loss)	(2,459,576)	(783,293)	(218,631)

Expenses:
Distribution fees	-	360	1,756
Compensation expense	206,251	146,958	111,416
General and administrative expenses	31,093	24,529	18,736
Total Expenses	237,344	171,847	131,908

Income (loss) before income taxes and income from equity method investment in affiliate	402,372	1,299,769	1,996,104

Income taxes	(59,051)	(35,434)	(34,381)

Income (loss) from equity method investment in affiliate	1,140	2,945	(252)

Net income (loss)	344,461	1,267,280	1,961,471

Dividends on preferred stock	16,854	18,033	18,501

Net income (loss) available (related) to common shareholders	$327,607	$1,249,247	$1,942,970

Weighted average number of basic common shares outstanding	874,212,039	588,192,659	546,973,036
Weighted average number of diluted common shares outstanding	874,518,938	625,307,174	553,130,643

Basic net income per average common share	$0.37	$2.12	$3.55
Diluted net income per average common share	$0.37	$2.04	$3.52

Average total assets	$101,054,583	$76,242,938	$65,224,198
Average equity	$13,700,771	$9,701,233	$8,644,228

Return on average total assets	0.34%	1.66%	3.01%
Return on average equity	2.51%	13.06%	22.69%
(1) Interest expense related to the Company’s interest rate swaps is recorded in realized gains (losses) on interest rate swaps on the Consolidated Statements of Operations and Comprehensive Income (Loss)

Interest Income and Average Earning Asset Yield

Our interest income for the years ended December 31, 2011, 2010, and 2009 was $3.6 billion, $2.7 billion and $2.9 billion, respectively.  We had average interest earning assets of $96.7 billion,  $67.0 billion and $58.6 billion, and the yield on our average interest earning assets was 3.70%, 4.01%, and 4.99% for the years ended December 31, 2011, 2010 and 2009, respectively.  For the year ended December 31, 2011, as compared to the year ended December 31, 2010, interest income increased by $896.5 million, due to the increase in interest earning assets during the year 2011.  Our average interest earning assets increased for the year ended December 31, 2011 by $29.7 billion when compared to the year ended December 31, 2010.  Interest income decreased by $239.5 million for the year ended December 31, 2010, as compared to the year ended December 31, 2009, due to the decrease in yield on interest earning assets of 98 basis points.

Economic Interest Expense and the Cost of Interest-Bearing Liabilities

Our largest expense is the cost of interest-bearing liabilities.  We had average interest-bearing liabilities of $84.6 billion and total economic interest expense of $1.4 billion, which includes $882.4 million in interest expense on interest rate swaps, for the year ended December 31, 2011. We had average interest-bearing liabilities of $60.2 billion and total economic interest expense of $1.2 billion, which includes $735.1 million in interest expense on interest rate swaps, for the year ended December 31, 2010. We had average interest-bearing liabilities of $52.4 billion and total economic interest expense of $1.3 billion, which includes $719.8 million in interest expense on interest rate swaps, for the year ended December 31, 2009. Our average cost of interest-bearing liabilities was 1.61%, 1.93%, 2.47%, including interest expense on interest rate swaps, for the years ended December 31, 2011, 2010, and 2009, respectively.  Economic interest expense, including interest expense on interest rate swaps, for the year ended December 31, 2011 increased by $199.4 million when compared to the year ended December 31, 2010, due to the increase in interest-bearing liabilities and the increase in notional amount on interest rate swaps.   The cost of interest-bearing liabilities decreased by 32 basis points and the average interest-bearing liabilities increased by $24.4 billion for the year ended December 31, 2011, when compared to the year ended December 31, 2010. Economic interest expense, including interest expense on interest rate swaps, for the year ended December 31, 2010 decreased by $132.4 million when compared to the year ended December 31, 2009, due to the decline in the average cost of interest-bearing liabilities.   The cost of interest-bearing liabilities rate decreased by 54 basis points and the average interest-bearing liabilities increased by $7.8 billion for the year ended December 31, 2010 when compared to the year ended December 31, 2009.

The table below shows our average interest-bearing liabilities and average cost of interest-bearing liabilities as compared to average one-month and average six-month LIBOR for the years ended December 31, 2011, 2010, 2009, 2008, and 2007 and the four quarters in 2011.

Average Interest-Bearing Liabilities
(Ratios for the four quarters in 2011 have been annualized, dollars in thousands)

	Average Interest-Bearing Liabilities	Interest-Bearing Liabilities at Period End	Economic Interest Expense(1)	Average Cost of Interest-Bearing Liabilities	Average One- Month LIBOR	Average Six- Month LIBOR	Average One-Month LIBOR Relative to Average Six- Month LIBOR	Average Cost of Interest-Bearing Liabilities Relative to Average One-Month LIBOR	Average Cost of Interest Bearing Liabilities Relative to Average Six-Month LIBOR
For the Year Ended December 31, 2011	$84,595,933	$86,269,611	$1,362,721	1.61%	0.23%	0.51%	(0.28%)	1.38%	1.10%
For the Year Ended December 31, 2010	$60,242,842	$67,260,840	$1,163,332	1.93%	0.27%	0.52%	(0.25%)	1.66%	1.41%
For the Year Ended December 31, 2009	$52,361,607	$54,627,186	$1,295,762	2.47%	0.33%	1.11%	(0.78%)	2.14%	1.36%
For the Year Ended December 31, 2008	$50,270,226	$46,674,885	$1,888,912	3.76%	2.68%	3.06%	(0.38%)	1.08%	0.70%
For the Year Ended December 31, 2007	$37,967,215	$46,079,395	$1,926,465	5.07%	5.19%	5.19%	(0.00%)	(0.12%)	(0.12%)
For the Quarter Ended December 31, 2011	$89,488,111	$86,269,611	$357,771	1.60%	0.26%	0.68%	(0.42%)	1.34%	0.92%
For the Quarter Ended September 30, 2011	$86,671,908	$88,509,516	$353,266	1.63%	0.21%	0.47%	(0.26%)	1.42%	1.16%
For the Quarter Ended June 30, 2011	$83,042,390	$79,986,235	$330,080	1.59%	0.20%	0.42%	(0.22%)	1.39%	1.17%
For the Quarter Ended March 31, 2011	$79,235,324	$81,732,664	$321,604	1.62%	0.26%	0.46%	(0.20%)	1.36%	1.16%

(1)	Economic interest expense includes interest expense on interest rate swaps.

Economic Net Interest Income

Our economic net interest income, including interest expense on interest rate swaps, totaled $2.2 billion, $1.5 billion and $1.6 billion for the years ended December 31, 2011, 2010 and 2009, respectively.  Our economic net interest income increased by $697.1 million for the year ended December 31, 2011, as compared to the year ended December 31, 2010 because of the increase in average interest-earnings assets, as a result of raising $5.9 billion in additional capital in 2011.  Our economic net interest rate spread for the year ended December 31, 2011 was 2.09%, or 1 basis point more than the interest rate spread for the year ended December 31, 2010 of 2.08%.  Our economic net interest income decreased by $107.0 million for the year ended December 31, 2010, as compared to the year ended December 31, 2009 because of the decreased interest rate spread.  Our net interest rate spread for the year ended December 31, 2010 was 2.08% or 44 basis points less than the interest rate spread of 2.52% for the year ended December 31, 2009.

The table below shows our economic interest income by average interest earning assets held, total interest income, yield on average interest earning assets, average balance of repurchase agreements, interest expense, average cost of funds, net interest income, and net interest rate spread for the years ended December 31, 2011, 2010, 2009, 2008, and 2007 and the four quarters in 2011.

Economic Net Interest Income
(Ratios for the four quarters in 2011 have been annualized, dollars in thousands)
	Average Interest Earning Assets	Total Interest Income	Yield on Average Interest Earning Assets	Average Interest- Bearing Liabilities	Economic Interest Expense(1)	Average Cost of Interest- Bearing Liabilities	Economic Net Interest Income(1)	Net Interest Rate Spread
For the Year Ended December 31, 2011	$96,675,016	$3,579,618	3.70%	$84,595,933	$1,362,721	1.61%	$2,216,897	2.09%
For the Year Ended December 31, 2010	$66,981,887	$2,683,134	4.01%	$60,242,842	$1,163,332	1.93%	$1,519,802	2.08%
For the Year Ended December 31, 2009	$58,554,200	$2,922,602	4.99%	$52,361,607	$1,295,762	2.47%	$1,626,840	2.52%
For the Year Ended December 31, 2008	$55,962,519	$3,115,428	5.57%	$50,270,226	$1,888,912	3.76%	$1,226,516	1.81%
For the Year Ended December 31, 2007	$40,800,148	$2,355,447	5.77%	$37,967,215	$1,926,465	5.07%	$428,982	0.70%
For the Quarter Ended December 31, 2011	$102,339,797	$847,700	3.31%	$89,488,111	$357,771	1.60%	$489,929	1.71%
For the Quarter Ended September 30, 2011	$100,473,505	$930,802	3.71%	$86,671,908	$353,266	1.63%	$577,536	2.08%
For the Quarter Ended June 30, 2011	$94,696,473	$957,068	4.04%	$83,042,390	$330,080	1.59%	$626,988	2.45%
For the Quarter Ended March 31, 2011	$89,190,290	$844,048	3.79%	$79,235,324	$321,604	1.62%	$522,444	2.17%
(1)	Economic interest expense and economic net interest income include interest expense on interest rate swaps.

Investment Advisory and Other Fee Income

FIDAC and Merganser are registered investment advisors specializing in managing fixed income securities.  Net investment advisory and fees for the year ended December 31, 2011, 2010, and 2009 totaled $79.2 million, $57.7 million, and $47.2 million, respectively, net of fees paid to third parties pursuant to distribution service agreements for facilitating and promoting distribution of shares or units to FIDAC’s clients.

Gains and Losses on Sales of Agency Mortgage-Backed Securities and Agency Debentures

For the year ended December 31, 2011, we disposed of Agency mortgage-backed securities and Agency debentures with a carrying value of $20.1 billion for an aggregate net gain of $206.8 million.  For the year ended December 31, 2010, we disposed of Agency mortgage-backed securities and Agency debentures with a carrying value of $10.6 billion for aggregate net gain of $181.8 million. For the year ended December 31, 2009, we disposed of Agency mortgage-backed securities and Agency debentures with a carrying value of $4.6 billion for an aggregate net gain of $99.1 million. We do not expect to sell assets on a frequent basis, but may from time to time sell existing assets to acquire new assets, which our management believes might have higher risk-adjusted returns, or to manage our balance sheet as part of our asset/liability management strategy.

Dividend Income from Available-For-Sale Equity Securities

Dividend income from our investments in Chimera and CreXus, which are managed pursuant to management contracts by our wholly owned subsidiary FIDAC, totaled $31.5 million, $31.0 million, and $17.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

General and Administrative Expenses

General and administrative (or G&A) expenses were $237.3 million, $171.5 million, and $130.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.  G&A expenses as a percentage of average total assets was 0.23%, 0.22%, and 0.20% for the years ended December 31, 2011, 2010, and 2009, respectively.  The increase in G&A expenses of $65.8 million for the year December 31, 2011 was primarily the result of increased compensation costs related to us and our subsidiaries.  Staff increased from 87 at the end of 2009 to 114 at the end of 2010 and 147 at the end of 2011.

The table below shows our total G&A expenses as compared to average total assets and average equity for the years ended December 31, 2011, 2010, 2009, 2008, and 2007 and the four quarters in  2011.

G&A Expenses and Operating Expense Ratios
(ratios for the quarters have been annualized, dollars in thousands)

	Total G&A Expenses	Total G&A Expenses/Average Assets	Total G&A Expenses/Average Equity
For the Year Ended December 31, 2011	$237,344	0.23%	1.73%
For the Year Ended December 31, 2010	$171,487	0.22%	1.76%
For the Year Ended December 31, 2009	$130,152	0.20%	1.51%
For the Year Ended December 31, 2008	$103,622	0.18%	1.55%
For the Year Ended December 31, 2007	$62,666	0.15%	1.69%
For the Quarter Ended December 31, 2011	$63,094	0.23%	1.59%
For the Quarter Ended September 30, 2011	$65,194	0.24%	1.74%
For the Quarter Ended June 30, 2011	$57,229	0.23%	1.70%
For the Quarter Ended March 31, 2011	$51,827	0.23%	1.82%

Net Income and Return on Average Equity

Our net income was $344.5 million, $1.3 billion and $2.0 billion for the years ended December 31, 2011, 2010 and 2009, respectively.  Our return on average equity was 2.51%, 13.06% and 22.69% for the respective years.  Net income decreased by $922.8 million for the year ended December 31, 2011, as compared to the year ended December 31, 2010, due to the unrealized loss on interest rate swaps of $1.8 billion for the year ended December 31, 2011, as compared to an unrealized loss on interest rate swaps of $318.8 million for the year ended December 31, 2010.  We attribute the decrease in total net income for the year ended December 31, 2010 from the year ended December 31, 2009 primarily due the unrealized loss on interest rate swaps of $318.8 million, as compared to the unrealized gain on interest rate swaps of $349.5 million for the year ended December 31, 2009.

The table below shows the components of our return on average equity for the  years ended December 31, 2011, 2010, 2009, 2008, and 2007, and the four quarters in 2011.

Components of Return on Average Equity
(Ratios for the quarters have been annualized)
	Economic Net Interest Income/ Average Equity(1)	Net Investment Advisory and Service Fees/Average Equity	Realized and Unrealized Gains and Losses/Average Equity	Dividend Income from available- for-sale equity securities/ Average Equity	Income from Under-writing/ Average Equity	Income from Equity Investment Method/ Average Equity	G&A Expenses/ Average Equity	Income Taxes/ Average Equity	Non-controlling interest/ Average Equity	Return on Average Equity
For the Year Ended December 31, 2011	16.18%	0.58%	(12.36%)	0.23%	0.04%	0.00%	(1.73%)	(0.43%)	-	2.51%
For the Year Ended December 31, 2010	15.67%	0.59%	(1.44%)	0.32%	0.02%	0.03%	(1.76%)	(0.37%)	-	13.06%
For the Year Ended December 31, 2009	18.82%	0.55%	5.03%	0.20%	-	-	(1.51%)	(0.40%)	-	22.69%
For the Year Ended December 31, 2008	18.36%	0.39%	(11.67%)	0.04%	-	-	(1.55%)	(0.39%)	-	5.18%
For the Year Ended December 31, 2007	11.56%	0.50%	1.06%	0.00%	-	-	(1.69%)	(0.24%)	(0.02%)	11.17%
For the Quarter Ended December 31, 2011	12.35%	0.52%	0.18%	0.21%	0.00%	0.00%	(1.59%)	(0.44%)	-	11.23%
For the Quarter Ended September 30, 2011	15.45%	0.56%	(38.81%)	0.23%	0.07%	0.00%	(1.74%)	(0.41%)	-	(24.65%)
For the Quarter Ended June 30, 2011	18.67%	0.62%	(13.86%)	0.25%	0.00%	0.00%	(1.70%)	(0.38%)	-	3.60%
For the Quarter Ended March 31, 2011	18.33%	0.60%	7.56%	0.23%	0.10%	0.04%	(1.82%)	(0.48%)	-	24.56%

(1) Economic net interest income includes interest expense on interest rate swaps.

Financial Condition

Investment Securities

Substantially all of our Agency mortgage-backed securities at December 31, 2011, 2010, and 2009 were adjustable-rate or fixed-rate mortgage-backed securities backed by single-family mortgage loans.  Substantially all of the mortgage assets underlying these mortgage-backed securities were secured with a first lien position on the underlying single-family properties.  Substantially all of our mortgage-backed securities were Freddie Mac, Fannie Mae or Ginnie Mae pass through certificates or CMOs, which carry an actual or implied “AAA” rating.  All of our Agency debentures are callable and carry an implied “AAA” rating.  We carry all of our Agency mortgage-backed securities and Agency debentures at fair value.

We accrete discount balances as an increase in interest income over the expected life of discount on interest earning assets and we amortize premium balances as a decrease in interest income over the expected life of premium on interest earning assets.  At December 31, 2011, 2010, and 2009 we had on our balance sheet a total of $27.3 million, $35.6 million and $49.2 million, respectively, of unamortized discount (which is the difference between the remaining principal value and current historical amortized cost of our Investment Securities acquired at a price below principal value) and a total of $3.4 billion, $2.3 billion and $1.3 billion, respectively, of unamortized premium (which is the difference between the remaining principal value and the current historical amortized cost of our Investment Securities acquired at a price above principal value).

We received mortgage principal repayments of $23.6 billion, $29.0 billion and $13.8 billion for the years ended December 31, 2011, 2010 and 2009, respectively.  The average prepayment speed for the year ended December 31, 2011, 2010 and 2009 was 17%, 27%, and 19%, respectively.  Given our current portfolio composition, if mortgage principal prepayment rates were to increase over the life of our mortgage-backed securities, all other factors being equal, our net interest income would decrease during the life of these mortgage-backed securities as we would be required to amortize our net premium balance into income over a shorter time period.  Similarly, if mortgage principal prepayment rates were to decrease over the life of our mortgage-backed securities, all other factors being equal, our net interest income would increase during the life of these mortgage-backed securities as we would amortize our net premium balance over a longer time period.

The table below summarizes certain characteristics of our Agency mortgage-backed securities, Agency debentures and corporate debt at December 31, 2011, 2010, 2009, 2008, and 2007 and September 30, 2011, June 30, 2011, and March 31, 2011.

Agency Mortgage-Backed Securities, Agency Debentures and Corporate Debt
 (dollars in thousands)

	Principal Amount	Net Premium	Amortized Cost	Amortized Cost/Principal Amount	Fair Value	Fair Value/Principal Amount	Weighted Average Yield
At December 31, 2011	$98,904,501	$3,333,416	$102,237,917	103.37%	$105,192,708	106.35%	3.22%
At December 31, 2010	$76,129,522	$2,307,839	$78,437,361	103.03%	$79,570,274	104.52%	3.88%
At December 31, 2009	$62,508,927	$1,247,717	$63,756,644	102.00%	$65,721,477	105.14%	4.51%
At December 31, 2008	$54,508,672	$555,043	$55,063,715	101.02%	$55,645,940	102.09%	5.15%
At December 31, 2007	$52,569,598	$328,376	$52,897,974	100.62%	$53,133,443	101.07%	5.75%
At September 30, 2011	$100,957,108	$3,394,180	$104,351,288	103.36%	$107,440,790	106.42%	3.58%
At June 30, 2011	$92,465,377	$2,986,266	$95,451,643	103.23%	$97,504,523	105.45%	3.73%
At March 31, 2011	$90,209,946	$2,900,102	$93,110,048	103.21%	$94,080,293	104.29%	3.96%

The tables below summarizes certain characteristics of our Agency mortgage-backed securities, Agency debentures and corporate debt at December 31, 2011, 2010, 2009, 2008, and 2007 and September 30, 2011, June 30, 2011, and March 31, 2011.  The index level for adjustable-rate Agency mortgage-backed securities, Agency debentures and corporate debt is the weighted average rate of the various short-term interest rate indices, which determine the coupon rate.

Adjustable-Rate Mortgage-Backed Securities, Agency Debentures and Corporate Debt
Characteristics
(dollars in thousands)
	Principal Amount	Weighted Average Coupon Rate	Weighted Average Term to Next Adjustment	Weighted Average Lifetime Cap	Weighted Average Asset Yield	Principal Amount at Period End as % of Total Interest- Earning Assets
At December 31, 2011	$9,268,113	3.88%	41 months	9.64%	2.79%	9.37%
At December 31, 2010	$11,011,839	4.28%	39 months	10.16%	3.04%	14.46%
At December 31, 2009	$16,196,473	4.55%	33 months	10.09%	3.23%	25.91%
At December 31, 2008	$19,540,152	4.75%	36 months	10.00%	3.93%	35.85%
At December 31, 2007	$15,331,447	5.90%	39 months	9.89%	5.63%	29.16%
At September 30, 2011	$9,917,372	3.85%	40 months	9.63%	2.79%	9.82%
At June 30, 2011	$10,000,985	4.12%	42 months	10.08%	3.22%	10.82%
At March 31, 2011	$10,623,084	4.21%	39 months	10.09%	3.02%	11.78%

Fixed-Rate Agency Mortgage-Backed Securities, Agency Debentures and Corporate Debt Characteristics
 (dollars in thousands)
	Principal Amount	Weighted Average Coupon Rate	Weighted Average Asset Yield	Principal Amount at Period End as % of Total Investment Securities
At December 31, 2011	$89,636,388	4.71%	3.07%	90.63%
At December 31, 2010	$65,117,683	4.92%	4.00%	85.54%
At December 31, 2009	$46,312,455	5.78%	4.95%	74.09%
At December 31, 2008	$34,968,520	6.13%	5.84%	64.15%
At December 31, 2007	$37,238,151	6.00%	5.80%	70.84%
At December 31, 2007	$21,641,549	5.83%	5.65%	71.82%
At September 30, 2011	$91,039,736	4.81%	3.78%	90.18%
At June 30, 2011	$82,464,392	4.74%	3.83%	89.18%
At March 31, 2011	$79,586,862	4.80%	4.19%	88.22%

           At December 31, 2011 and 2010, we held Agency mortgage-backed securities, Agency debentures and corporate debt with coupons linked to various indices.  The following tables detail the portfolio characteristics by index.

Adjustable-Rate Agency Mortgage-Backed Securities, Agency Debentures and Corporate Debt by Index
December 31, 2011
	One- Month Libor	Six- Month Libor	Twelve Month Libor	12-Month Moving Average	11th District Cost of Funds	1-Year Treasury Index	Other Indexes(1)
Weighted Average Term to Next Adjustment	1 mo.	7 mo.	52 mo.	4 mo.	4 mo.	31 mo.	31 mo.
Weighted Average Annual Period Cap	6.25%	1.63%	2.00%	0.03%	0.20%	1.88%	0.61%
Weighted Average Lifetime Cap at December 31, 2011	6.84%	11.10%	9.93%	9.46%	10.66%	10.35%	6.87%
Investment Principal Value as Percentage of Investment Securities at December 30, 2011	0.39%	0.44%	6.55%	0.35%	0.30%	0.57%	0.77%
(1)	Combination of indices that account for less than 0.05% of total or adjust over time, without a reset index.

Adjustable-Rate Agency Mortgage-Backed Securities, Agency Debentures and Corporate Debt by Index
December 31, 2010

	One- Month Libor	Six- Month Libor	Twelve Month Libor	12-Month Moving Average	11th District Cost of Funds	1-Year Treasury Index	Monthly Federal Cost of Funds	Other Indexes(1)
Weighted Average Term to Next Adjustment	1 mo.	10 mo.	50 mo.	2 mo.	7 mo.	41 mo.	1 mo.	39 mo.
Weighted Average Annual Period Cap	6.41%	1.60%	1.99%	0.03%	0.01%	1.91%	0.00%	9.32%
Weighted Average Lifetime Cap at December 31, 2010	7.03%	11.09%	10.23%	9.46%	10.58%	11.06%	13.43%	15.77%
Investment Principal Value as Percentage of Investment Securities at December 30, 2010	1.28%	0.69%	9.97%	0.59%	0.52%	1.06%	0.06%	0.29%
(1)	Combination of indices that account for less than 0.05% of total or adjust over time, without a reset index.

Reverse Repurchase Agreements

At December 31, 2011, RCap and Shannon had outstanding reverse repurchase agreements with non-affiliates of $860.9 million.  At December 31, 2010, RCap had outstanding reverse repurchase agreements with non-affiliates of $1.0 billion.

The table below shows the average daily reverse repurchase agreements balance during the years ended December 31, 2011, 2010 and 2009 and the four quarters in  2011.

	Reverse Repurchase Agreements
	(dollars in thousands)
	Average Daily Reverse Repurchase Agreements	Reverse Repurchase Agreements at Period End
For the Year Ended December 31, 2011	$753,383	$860,866
For the Year Ended December 31, 2010	$900,994	$1,006,163
For the Year Ended December 31, 2009	$478,151	$757,993
For the Quarter Ended December 31, 2011	$370,331	$860,866
For the Quarter Ended September 30, 2011	$464,101	$360,315
For the Quarter Ended June 30, 2011	$684,946	$593,865
For the Quarter Ended March 31, 2011	$1,494,156	$1,348,069

Borrowings

As of December 31, 2011 and 2010, 97% of our debt consisted of borrowings collateralized by a pledge of our Investment Securities.  These borrowings appear on our balance sheet as repurchase agreements.  All of our Agency mortgage-backed securities and debentures are currently accepted as collateral for these borrowings.  However, we limit our borrowings, and thus our potential asset growth, in order to maintain unused borrowing capacity and thus increase the liquidity and strength of our balance sheet. For the year ended December 31, 2011, the term to maturity of our borrowings ranged from one day to 7 years.  Additionally, we have entered into structured borrowings giving the counterparty the right to call the balance prior to maturity.  At December 31, 2011 and December 31, 2010, the weighted average cost of funds for all of our borrowings was 1.60% and 1.84%, respectively, including the effect of the interest rate swaps and Convertible Senior Notes, and the weighted average maturity was 110 days and 127 days, respectively.

During the year ended December 31, 2010, we issued $600.0 million in aggregate principal amount of 4% Convertible Senior Notes due 2015 (or the Convertible Senior Notes) for net proceeds following underwriting expenses of approximately $582.0 million.  Interest on the Convertible Senior Notes is paid semi-annually at a rate of 4% per year and the Convertible Senior Notes will mature on February 15, 2015 unless earlier repurchased or converted.  The Convertible Senior Notes are convertible into shares of Common Stock at an initial conversion rate and conversion rate at December 31, 2011 of 46.6070 and 62.2331 shares of Common Stock per $1,000 principal amount of Convertible Senior Notes, which was equivalent to an initial conversion price and conversion price at December 31, 2011 of $21.4560 and $16.0686 per share of Common Stock subject to adjustment in certain circumstances.

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

Under our repurchase agreements, we may be required to pledge additional assets to our repurchase agreement counterparties (i.e., lenders) in the event the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral (a margin call), which may take the form of additional securities or cash.  Similarly, if the estimated fair value of interest earning assets increases due to changes in market interest rates of market factors, lenders may release collateral back to us.  Specifically, margin calls result from a decline in the value of our Agency mortgage-backed securities securing our repurchase agreements, prepayments on the mortgages securing such Agency mortgage-backed securities and to changes in the estimated fair value of such Agency mortgage-backed securities generally due to principal reduction of such Agency mortgage-backed securities from scheduled amortization and resulting from changes in market interest rates and other market factors.  Through December 31, 2011, we did not have any margin calls on our repurchase agreements that we were not able to satisfy with either cash or additional pledged collateral.  However, should prepayment speeds on the mortgages underlying our Agency mortgage-backed securities and/or market interest rates suddenly increase, margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.

The following table summarizes the effect on our liquidity and cash flows from contractual obligations for repurchase agreements, interest expense on repurchase agreements and Convertible Senior Notes, the non-cancelable office lease and employment agreements at December 31, 2011.  The table does not include the effect of net interest rate payments under our interest rate swap agreements.  The net swap payments will fluctuate based on monthly changes in the receive rate.  At December 31, 2011, the interest rate swaps had a net negative fair value of $2.6 billion.

Contractual Obligations
(dollars in thousands)

	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
Repurchase agreements	$80,547,554	$1,650,331	$500,000	$1,400,000	$84,097,885
Interest expense on repurchase agreements, based on rates at December 31, 2011	165,667	177,622	136,307	28,128	507,724
Convertible Senior Notes	-	-	600	-	600
Interest Expense on Convertible Senior Notes	24,000	48,000	3,000	-	75,000
Long-term operating lease obligations	2,682	5,584	381	-	8,647
Employment contracts	93,896	1,146	-	-	95,042
Total	$80,833,799	$1,882,683	$640,288	$1,428,128	$84,784,898

Periodic

In the coming periods, we expect to continue to finance our activities in a manner that is consistent with our current operations via repurchase agreements.  During the year ended December 31, 2011, we received $23.6 billion from principal repayments, and used leverage on our Agency mortgage-backed securities which provided $18.6 billion in cash for the year ended December 31, 2011.  In addition, we may from time to time sell securities as a source of cash to fund new purchases. During the year ended December 31, 2011, we increased stockholders’ equity by $5.9 billion, primarily from cash received from proceeds from follow-on offerings and direct purchases and dividend reinvestment.

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

On July 11, 2011 we entered into an agreement pursuant to which we sold 138,000,000 shares of our common stock for net proceeds following expenses of approximately $2.4 billion. This transaction settled on July 15, 2011.

On February 15, 2011 we entered into an agreement pursuant to which we sold 86,250,000 shares of our common stock for net proceeds following expenses of approximately $1.5 billion. This transaction settled on February 18, 2011.

On January 4, 2011 we entered into an agreement pursuant to which we sold 86,250,000 shares of our common stock for net proceeds following expenses of approximately $1.5 billion. This transaction settled on January 7, 2011.

During the year ended December 31, 2011, 679,000 options were exercised under the Long-Term Stock Incentive Plan, or Incentive Plan, for an aggregate exercise price of $9.0 million.

During the year ended December 31, 2011, 320,000 shares of Series B Preferred Stock were converted into 906,000 shares of common stock.

During the year ended December 31, 2011, we raised $455.5 million by issuing 26.2 million shares, through the Direct Purchase and Dividend Reinvestment Program.

On July 13, 2010 we entered into an agreement pursuant to which we sold 60,000,000 shares of our common stock for net proceeds following expenses of approximately $1.0 billion. This transaction settled on July 19, 2010.

During the year ended December 31, 2010, 364,000 options were exercised under the Incentive Plan for an aggregate exercise price of $4.6 million

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

The table below shows unrealized gains and losses on the Investment Securities.

Unrealized Gains and Losses
 (dollars in thousands)

	2011	2010	2009	2008	2007(1)
Unrealized gain	$3,091,152	$1,764,182	$2,093,709	$785,087	$379,348
Unrealized loss	(82,164)	(599,540)	(202,392)	(532,857)	(531,545)
Net Unrealized (loss) gain	$3,008,988	$1,164,642	$1,891,317	$252,230	$(152,197)
(1)Includes unrealized gains (loss) on interest rate swaps.

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

Leverage

Our debt-to-equity ratio at December 31, 2011, 2010 and 2009 was 5.4:1, 6.7:1 and 5.7:1, respectively.  We generally expect to maintain a ratio of debt-to-equity of between 8:1 and 12:1, although the ratio may vary, as it currently does because of market conditions, from this range from time to time based upon various factors, including our management’s opinion of the level of risk of our assets and liabilities, our liquidity position, our level of unused borrowing capacity and over-collateralization levels required by lenders when we pledge assets to secure borrowings.

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

We seek to manage the extent to which our net income changes as a function of changes in interest rates by matching adjustable-rate assets with variable-rate borrowings.  In addition, we have attempted to mitigate the potential impact on net income of periodic and lifetime coupon adjustment restrictions in our portfolio of Agency mortgage-backed securities and Agency debentures by entering into interest rate swaps.  At December 31, 2011, we had entered into swap agreements with a total notional amount of $40.1 billion.  We agreed to pay a weighted average pay rate of 2.55% and receive a floating rate based on one month LIBOR.  At December 31, 2010, we had entered into swap agreements with a total notional amount of $27.1 billion.  We agreed to pay a weighted average pay rate of 3.21% and receive a floating rate based on one month LIBOR.  We may enter into similar derivative transactions in the future by entering into interest rate collars, caps or floors or purchasing interest only securities.

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

Capital Resources

At December 31, 2011, we had no material commitments for capital expenditures.

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

Other Matters

We calculate that at least 75% of our assets were qualified REIT assets, as defined in the Code for the years ended December 31, 2011 and 2010.   We also calculate that our revenue qualifies for the 75% source of income test and for the 95% source of income test rules for the years ended December 31, 2011, 2010 and 2009 and for each quarter therein.  Consequently, we met the REIT income and asset tests. We also met all REIT requirements regarding the ownership of our common stock and the distribution of our net income.  Therefore, for the years ended December 31, 2011, 2010, and 2009, we believe that we qualified as a REIT under the Code.

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

We determined that as of December 31, 2011 and December 31, 2010, we were in compliance with the exemption from registration provided by Section 3(c)(5)(C) of the Investment Company Act as interpreted by the staff of the SEC.

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

Our profitability and the value of our portfolio (including interest rate swaps) may be adversely affected during any period as a result of changing interest rates.  The following table quantifies the potential changes in economic net interest income and portfolio value, should interest rates go up or down 25, 50 and 75 basis points, assuming the yield curves of the rate shocks will be parallel to each other and the current yield curve.  All changes in income and value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at December 31, 2011 and various estimates regarding prepayment and all activities are made at each level of rate shock.  Actual results could differ significantly from these estimates.

Change in Interest Rate	Projected Percentage Change in Economic Net Interest Income(1)	Projected Percentage Change in Portfolio Value, with Effect of Interest Rate Swaps

-75 Basis Points	11.90%	(0.44%)
-50 Basis Points	7.88%	(0.29%)
-25 Basis Points	3.58%	(0.13%)
Base Interest Rate	-	-
+25 Basis Points	(1.87%)	0.10%
+50 Basis Points	(4.89%)	0.15%
+75 Basis Points	(8.47%)	0.12%

(1)	Economic net interest income includes interest expense on interest rate swaps.

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

The following table sets forth the estimated maturity or repricing of our interest-earning assets and interest-bearing liabilities at December 31, 2011. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except adjustable-rate loans, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature and does include the effect of the interest rate swaps.  The interest rate sensitivity of our assets and liabilities in the table could vary substantially based on actual prepayment experience.

	Within 3 Months	4-12 Months	More than 1 Year to 3 Years	3 Years and Over	Total
	(dollars in thousands)
Rate Sensitive Assets:
Cash equivalents	$994,198	$-	$-	$-	$994,198
Reverse repurchase agreements	860,866	-	-	-	860,866
U.S. Treasury securities	928,547	-	-	-	928,547
Securities borrowed	928,732	-	-	-	928,732
Agency Mortgage-backed securities (principal)	1,073,756	2,549,771	1,169,921	93,169,434	97,962,882
Agency debentures (principal)	-	-	328,375	560,119	888,494
Corporate debt	42,180	10,945	-	-	53,125
Total Rate Sensitive Assets	4,828,279	2,560,716	1,498,296	93,729,553	102,616,844

Rate Sensitive Liabilities:
U.S. Treasury Securities sold, not yet purchased	826,912	-	-	-	826,912
Repurchase agreements, with the effect of interest rate swaps	33,684,619	10,812,635	10,697,831	28,902,800	84,097,885
Securities loaned	804,901	-	-	-	804,901
Convertible Senior Notes (principal)	-	-	-	600,000	600,000
Total Rate Sensitive Liabilities	35,316,432	10,812,635	10,697,831	29,502,800	86,329,698

Interest rate sensitivity gap	$(30,488,153)	$(8,251,919)	$(9,199,535)	$64,226,753	$16,287,146

Cumulative rate sensitivity gap	$(30,488,153)	$(38,740,072)	$(47,939,607)	$16,287,146

Cumulative interest rate sensitivity gap as a percentage of total rate-sensitive assets	(30%)	(38%)	(47%)	16%

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

ITEM 8                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and the related notes, together with the Report of Independent Registered Public Accounting Firm thereon, are set forth on pages F-1 through F-24 of this Form 10-K.

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

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to affect its internal control over financial reporting.

Management Report On Internal Control Over Financial Reporting

                Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rules 13a-15(f) under the Securities Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

●
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

●
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

                The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.  In making this assessment, the Company’s management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (or COSO) in Internal Control-Integrated Framework.

                Based on management’s assessment, the Company’s management believes that, as of December 31, 2011, the Company’s internal control over financial reporting was effective based on those criteria.  The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the Company’s internal control over financial reporting.  This report appears on page F-1 of this annual report on Form 10-K.

ITEM 9B.     OTHER INFORMATION

None.

PART III

ITEM 10                 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 as to our directors is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2011.  The information regarding our executive officers required by Item 10 appears in Part I of this Form 10-K.  The information required by Item 10 as to our compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2011.

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

The information regarding certain matters pertaining to our corporate governance required by Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2011.

ITEM 11                 EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2011.

ITEM 12                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2011.

ITEM 13                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2011.

ITEM 14                 PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2011.

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

3.3
Articles of Amendment of the Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant's Form 8-K (filed with the Securities and Exchange Commission on August 3, 2006)).

3.4	Articles of Amendment of the Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.4 of the Registrant's Form 10-Q (filed with the Securities and Exchange Commission on May 7, 2008)).
3.5
Articles of Amendment of the Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant's Form 8-K (filed with the Securities and Exchange Commission on June 23, 2011)).

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

3.9	Bylaws of the Registrant, as amended (incorporated by reference to Exhibit 3.1 of the Registrant’s form 8-K (filed with the Securities and Exchange Commission on March 22, 2011)).
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

10.13	Employment Agreement, dated July 1, 2010, between the Registrant and Kevin Keyes.*
10.14	Registrant’s 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report Form 8-K filed with the SEC on June 1, 2010).*

12.1	Computation of ratio of earnings to combined fixed charges and preferred stock dividends and ratio of earnings to fixed charges.
21.1	Subsidiaries of Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
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

†           Submitted electronically herewith.  Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition at December 31, 2011 and December 31, 2010; (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2011, 2010 and 2009; (iii) Consolidated Statement of Stockholders' Equity for the years ended December 31, 2011, 2010 and 2009; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009; and (v) Notes to Consolidated Financial Statements.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

FINANCIAL STATEMENTS

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 2011, 2010, AND 2009

Consolidated Statements of Financial Condition	F-2

Consolidated Statements of Operations and Comprehensive Income (Loss)	F-3

Consolidated Statements of Stockholders’ Equity	F-4

Consolidated Statements of Cash Flows	F-5

Notes to Consolidated Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Annaly Capital Management, Inc. and Subsidiaries
New York, New York

We have audited the accompanying consolidated statements of financial condition of Annaly Capital Management, Inc. and Subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2011.  We also have audited the Company's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report On Internal Control Over Financial Reporting at Item 9A.  Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Annaly Capital Management, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP
New York, New York
February 28, 2012

Part I
Item1.  Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2011 AND 2010
 (dollars in thousands, except per share amounts)

	December 31, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$994,198	$282,626
Reverse repurchase agreements	860,866	1,006,163
Investments, at fair value:
U.S. Treasury Securities (including pledged assets of $352,820 and $660,823, respectively)	928,547	1,100,447
Securities borrowed	928,732	216,676
Agency mortgage-backed securities (including pledged assets of $90,406,535 and $67,787,023, respectively)	104,251,055	78,440,330
Agency debentures (including pledged assets of $567,383 and $1,068,869, respectively)	889,580	1,108,261
Investments in affiliates	211,970	252,863
Equity securities	3,891	-
Corporate debt, held for investment	52,073	21,683
Receivable for investments sold	-	151,460
Accrued interest and dividends receivable	409,023	345,250
Receivable from Prime Broker	3,272	3,272
Receivable for advisory and service fees (including from affiliates of $16,245 and $13,020, respectively)	19,550	16,172
Intangible for customer relationships, (net of accumulated amortization of $5,432 million and $9,833, respectively)	10,807	9,290
Goodwill	42,030	42,030
Interest rate swaps, at fair value	-	2,561
Other derivative contracts, at fair value	113	2,607
Other assets	24,295	24,899
Total assets	$109,630,002	$83,026,590

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
U.S. Treasury Securities sold, not yet purchased, at fair value	$826,912	$909,462
Repurchase agreements	84,097,885	65,533,537
Securities loaned, at fair value	804,901	217,841
Payable for investments purchased	4,315,796	4,575,026
Convertible Senior Notes	539,913	600,000
Accrued interest payable	138,965	115,766
Dividends payable	552,806	404,220
Interest rate swaps, at fair value	2,552,687	754,439
Other derivative contracts, at fair value	-	2,446
Accounts payable and other liabilities	7,223	8,921
Total liabilities	93,837,088	73,121,658

6.00% Series B Cumulative Convertible Preferred Stock: 4,600,000 shares authorized, 1,331,849 and 1,652,047 shares issued and outstanding, respectively	32,272	40,032

Stockholders’ Equity:
7.875% Series A Cumulative Redeemable Preferred Stock: 7,412,500 authorized, issued and outstanding	177,088	177,088
Common stock, par value $0.01 per share, 1,987,987,500 authorized, 970,161,647 and 631,594,205 issued and outstanding, respectively	9,702	6,316
Additional paid-in capital	15,068,870	9,175,245
Accumulated other comprehensive income (loss)	3,008,988	1,164,642
Accumulated deficit	(2,504,006)	(658,391)
Total stockholders’ equity	15,760,642	9,864,900

Total liabilities, Series B Cumulative Convertible Preferred Stock and stockholders’ equity	$109,630,002	$83,026,590

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
(dollars in thousands, except per share amounts)

	For the Years ended December 31,
	2011	2010	2009
Interest income:
Investment securities	$3,558,015	$2,676,307	$2,922,499
U.S. Treasury Securities	14,706	2,830	-
Securities loaned	6,897	3,997	103
Total interest income	3,579,618	2,683,134	2,922,602
Interest expense:
Repurchase agreements	426,769	397,971	575,867
Convertible Senior Notes	35,017	24,228	-
U.S. Treasury Securities sold, not yet purchased	13,081	2,649	-
Securities borrowed	5,459	3,377	92
Total interest expense	480,326	428,225	575,959
Net interest income	3,099,292	2,254,909	2,346,643

Other income (loss):
Investment advisory and other fee income	79,205	58,073	48,952
Net gains (losses) on sales of Agency mortgage-backed securities and debentures	206,846	181,791	99,128
Dividend income from affiliates	31,516	31,038	17,184
Net gains (losses) on trading assets	21,398	(2,351)	-
Net unrealized gains (losses) on interest-only Agency mortgage-backed securities	(106,657)	-	-
Income from underwriting	5,618	2,095	-
Loss on receivable from Prime Broker	-	-	(13,613)
Subtotal	237,926	270,646	151,651
Realized gains (losses) on interest rate swaps(1)	(882,395)	(735,107)	(719,803)
Unrealized gains (losses) on interest rate swaps	(1,815,107)	(318,832)	349,521
Subtotal	(2,697,502)	(1,053,939)	(370,282)
Total other income (loss)	(2,459,576)	(783,293)	(218,631)

Expenses:
Distribution fees	-	360	1,756
Compensation expense	206,251	146,958	111,416
Other general and administrative expenses	31,093	24,529	18,736
Total Expenses	237,344	171,847	131,908

Income before income taxes and income (loss) on equity method investment	402,372	1,299,769	1,996,104

Income taxes	(59,051)	(35,434)	(34,381)

Income (loss) on equity method investment	1,140	2,945	(252)

Net income	344,461	1,267,280	1,961,471

Dividends on preferred stock	16,854	18,033	18,501

Net income (loss) available (related) to common shareholders	$327,607	$1,249,247	$1,942,970

Net income (loss) per share available (related) to common shareholders:
Basic	$0.37	$2.12	$3.55
Diluted	$0.37	$2.04	$3.52

Weighted average number of common shares outstanding:
Basic	874,212,039	588,192,659	546,973,036
Diluted	874,518,938	625,307,174	553,130,643

Net income (loss)	$344,461	$1,267,280	$1,961,471
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities	2,036,894	(639,783)	1,513,397
Unrealized loss on interest rate swaps	14,298	94,899	224,818
Reclassification adjustment for net (gains) losses included in net income (loss)	$(206,846)	$(181,791)	$(99,128)
Other comprehensive income (loss)	$1,844,346	$(726,675)	$1,639,087
Comprehensive income (loss)	$2,188,807	$540,605	$3,600,558

1)	(Interest expense related to the Company’s interest rate swaps is recorded in Realized losses on interest rate swaps on the Consolidated Statements of Operations and Comprehensive Income (Loss).

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
 (dollars in thousands, except per share data)

	Preferred Stock	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
BALANCE, DECEMBER 31, 2008	$177,088	$5,415	$7,633,438	$252,230	$(884,899)	$7,183,272
Net income	-	-	-	-	1,961,471	1,961,471
Other comprehensive income	-	-	-	1,639,087	-	1,639,087
Exercise of stock options	-	4	4,911	-	-	4,915
Stock option expense and long-term compensation expense	-	-	4,514	-	-	4,514
Conversion of Series B cumulative convertible preferred Stock	-	28	32,900	-	-	32,928
Net proceeds from direct purchase and dividend reinvestment	-	84	141,691	-	-	141,775
Preferred Series A dividends declared $1.97 per share	-	-	-	-	(14,593)	(14,593)
Preferred Series B dividends declared $1.50 per share	-	-	-	-	(3,908)	(3,908)
Common dividends declared, $2.54 per share	-	-	-	-	(1,395,035)	(1,395,035)
BALANCE, DECEMBER 31, 2009	$177,088	$5,531	$7,817,454	$1,891,317	$(336,964)	$9,554,426
Net income	-	-	-	-	1,267,280	1,267,280
Other comprehensive income	-	-	-	(726,675)	-	(726,675)
Exercise of stock options	-	4	4,596	-	-	4,600
Stock option expense and long-term compensation expense	-	-	4,757	-	-	4,757
Conversion of Series B cumulative convertible preferred Stock	-	24	23,057	-	-	23,081
Net proceeds from direct purchase and dividend reinvestment	-	157	278,626	-	-	278,783
Net proceeds from follow-on offering	-	600	1,046,755	-	-	1,047,355
Preferred Series A dividends declared $1.97 per share	-	-	-	-	(14,593)	(14,593)
Preferred Series B dividends declared $1.50 per share	-	-	-	-	(3,440)	(3,440)
Common dividends declared, $2.65 per share	-	-	-	-	(1,570,674)	(1,570,674)
BALANCE, DECEMBER 31, 2010	$177,088	$6,316	$9,175,245	$1,164,642	$(658,391)	$9,864,900
Net income	-	-	-	-	344,461	344,461
Other comprehensive income	-	-	-	1,844,346	-	1,844,346
Exercise of stock options	-	7	8,946	-	-	8,953
Stock option expense and long-term compensation expense	-	3	5,266	-	-	5,269
Conversion of Series B cumulative convertible Preferred Stock	-	9	7,750	-	-	7,759
Net proceeds from direct purchase and dividend reinvestment	-	262	455,285	-	-	455,547
Net proceeds from follow-on offering	-	3,105	5,348,741	-	-	5,351,846
Contingent beneficial conversion feature on Convertible Senior Notes	-	-	67,637	-	-	67,637
Preferred Series A dividends declared $1.97 per share	-	-	-	-	(14,593)	(14,593)
Preferred Series B dividends declared $1.50 per share	-	-	-	-	(2,261)	(2,261)
Common dividends declared, $2.44 per share	-	-	-	-	(2,173,222)	(2,173,222)
BALANCE, DECEMBER 31, 2011	$177,088	$9,702	$15,068,870	$3,008,988	$(2,504,006)	$15,760,642

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
(dollars in thousands)
	For the Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$344,461	$1,267,280	$1,961,471
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of Investment premiums and discounts, net	794,205	664,429	253,683
Amortization of intangibles	2,300	1,600	2,316
Amortization of deferred expenses	3,600	3,150	-
Amortization of contingent beneficial conversion feature on convertible senior notes	7,550	-	-
(Gains) losses on sales of Agency mortgage-backed securities and debentures	(206,846)	(181,791)	(99,128)
Stock option and long-term compensation expense	5,269	4,757	4,514
Unrealized (gains) losses on equity securities	100	-	-
Unrealized (gains) losses on interest rate swaps	1,815,107	318,832	(349,521)
Unrealized (gains) losses on interest-only Agency mortgage-backed securities	106,657	-	-
Net (gains) losses on trading assets	(21,398)	2,351	-
(Gain) loss on investment with affiliate, equity method	(98)	(318)	252
Proceeds from repurchase agreements from Broker Dealer	877,734,065	1,268,429,168	301,505,728
Payments on repurchase agreements from Broker Dealer	(878,806,056)	(1,258,941,064)	(291,820,728)
Proceeds from reverse repurchase agreements to Broker Dealer	156,659,365	87,968,002	3,100,827
Payments on reverse repurchase agreements to Broker Dealer	(156,502,577)	(88,479,412)	(3,595,580)
Proceeds from reverse repurchase agreements to Shannon	166,354	-	-
Payments on reverse repurchase agreements to Shannon	(177,845)	-	-
Proceeds from securities borrowed	27,261,366	2,924,082	152,027
Payments on securities borrowed	(27,973,422)	(3,111,681)	(181,104)
Proceeds from securities loaned	54,126,121	3,231,198	197,100
Payments on securities loaned	(53,539,061)	(3,042,414)	(168,043)
Proceeds from U.S. Treasury Securities	29,168,074	9,331,089	-
Payments on U.S. Treasury Securities	(28,490,573)	(9,521,134)	-
Net payments on derivatives	(7,158)	(3,455)	-
Net change in:
Other assets	(3,258)	3,950	(8,780)
Accrued interest and dividends receivable	(64,362)	(27,125)	(35,574)
Receivable for advisory and service fees	(3,378)	(3,606)	(6,462)
Receivable from Prime Broker	-	-	13,613
Accrued interest payable	23,199	26,306	(110,524)
Accounts payable and other liabilities	(1,698)	(1,084)	1,624
Net cash provided by (used in) operating activities	2,420,063	10,863,110	10,817,711
Cash flows from investing activities:
Payments on purchases of Agency mortgage-backed securities and debentures	(69,065,069)	(54,424,951)	(25,911,199)
Proceeds from sales of Agency mortgage-backed securities and debentures	19,337,053	9,262,772	4,029,801
Principal payments on Agency mortgage-backed securities	23,565,709	28,961,203	13,796,269
Proceeds from Agency debentures called	1,124,000	2,132,002	602,000
Payments on purchase of corporate debt	(31,675)	(21,670)	-
Principal payments on corporate debt	1,375	-	-
Net gains (losses) on other derivative securities	13,965	-	-
Purchase of investment in affiliate	(57,500)	-	(157,995)
Purchase of customer relationships	(3,555)	-	-
Purchase of equity securities	(3,990)	-	-
Proceeds from reverse repurchase agreements	-	4,291,430	10,355,095
Payments on reverse repurchase agreements	-	(4,032,426)	(10,051,980)
Earn out payment	-	(14,113)	-
Net cash provided by (used in) investing activities	(25,119,687)	(13,845,753)	(7,338,009)
Cash flows from financing activities:
Proceeds from repurchase agreements	273,023,622	224,789,731	327,758,745
Principal payments on repurchase agreements	(253,387,283)	(223,342,427)	(329,520,501)
Proceeds from exercise of stock options	8,953	4,598	4,914
Issuance of Convertible Senior Notes	-	582,000	-
Proceeds from direct purchase and dividend reinvestment	455,547	278,784	141,775
Net proceeds from common stock follow-on offerings	5,351,846	1,047,354	-
Dividends paid	(2,041,489)	(1,599,339)	(1,269,420)
Net cash provided by (used in) financing activities	23,411,196	1,760,701	(2,884,487)

Net increase (decrease) in cash and cash equivalents	711,572	(1,221,942)	595,215

Cash and cash equivalents, beginning of year	282,626	1,504,568	909,353

Cash and cash equivalents, end of year	$994,198	$282,626	$1,504,568

Supplemental disclosure of cash flow information:
Interest received	$4,309,690	$3,322,228	$3,146,933
Dividends received	$31,876	$30,042	$10,149
Fees received	$75,827	$54,467	$42,489
Interest paid (excluding interest paid on interest rate swaps)	$455,873	$411,608	$700,289
Net interest paid on interest rate swaps	$876,099	$725,418	$705,998
Taxes paid	$61,045	$36,742	$42,268

Noncash investing activities:
Receivable for Investments sold	-	$151,460	$732,134
Payable for Investments purchased	$4,315,796	$4,575,026	$4,083,786
Net change in unrealized gains (losses) on available-for-sale securities and interest rate swaps, net of reclassification adjustment	$1,844,346	$(726,675)	$1,639,087

Noncash financing activities:
Dividends declared, not yet paid	$552,806	$404,220	$414,851
Conversion of Series B Cumulative Convertible preferred stock	$7,759	$23,081	$32,928
Contingent beneficial conversion feature on Senior Convertible Notes	$60,087	-	-

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Annaly Capital Management, Inc. (“Annaly” or the “Company”) was incorporated in Maryland on November 25, 1996.  The Company commenced its operations of purchasing and managing an investment portfolio of mortgage-backed securities on February 18, 1997, upon receipt of the net proceeds from the private placement of equity capital, and completed its initial public offering on October 14, 1997.  The Company is a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended.  Fixed Income Discount Advisory Company (“FIDAC”) is a registered investment advisor and is a wholly owned taxable REIT subsidiary of the Company.  On June 27, 2006, the Company made a majority equity investment in an affiliated investment fund (the “Fund”), which is now wholly owned by the Company. During the third quarter of 2008, the Company formed RCap Securities, Inc. (“RCap”).  RCap was granted membership in the Financial Industry Regulatory Authority (“FINRA”) on January 26, 2009, and operates as a broker-dealer.  RCap is a wholly owned taxable REIT subsidiary of the Company.  On October 31, 2008, the Company acquired Merganser Capital Management, Inc. (“Merganser”).  Merganser is a registered investment advisor and is a wholly owned taxable REIT subsidiary of the Company. In 2010, the Company established Shannon Funding LLC (“Shannon”), which provides warehouse financing to residential mortgage originators in the United States.  In 2010, the Company also established Charlesfort Capital Management LLC (“Charlesfort”), which engages in corporate middle market lending transactions. In 2011, FIDAC established FIDAC Europe Limited (“FIDAC Europe”), which provides advice on commercial real estate transactions, including sale-leaseback and single tenant net leased properties across Europe.  In 2011, the Company established FIDAC FSI LLC (“FIDAC FSI”), which invests in trading securities.

A summary of the Company’s significant accounting policies follows:

    The consolidated financial statements include the accounts of the Company, FIDAC, FIDAC Europe, FIDAC FSI, Merganser, RCap, Shannon, Charlesfort and the Fund.  All intercompany balances and transactions have been eliminated.

  Beginning with the Company’s consolidated financial statements for the six month period ending June 30, 2011, the Company reclassified previously presented financial information so that amounts previously presented in the Consolidated Statements of Operations and Comprehensive Income (Loss) as interest expense on swaps are presented in Other income (loss) as Realized gains (losses) on interest rate swaps. Consolidated financial statements for periods prior to June 30, 2011 have been conformed to the restated presentation. Accordingly, interest expense for the years ended December 31, 2010 and 2009 decreased by $735.1 million and $719.8 million and Other income (loss) decreased by the same amounts, respectively to reflect the restated presentation. Additionally, in the Consolidated Statements of Operations and Comprehensive Income (Loss) and the Consolidated Statements of Cash Flows, prior year amounts have been reclassified for a consistent presentation with the year ended December 31, 2011.

 Cash and Cash Equivalents - Cash and cash equivalents include cash on hand and cash held in money market funds on an overnight basis.

 Reverse Repurchase Agreements - The Company enters into reverse repurchase agreements as part of the Company’s matched book trading activity. Reverse repurchase agreements are recorded on trade date at the contract amount and are collateralized by mortgage-backed or other securities. Margin calls are made by the Company as necessary based on the daily valuation of the underlying collateral as compared to the contract price. The Company generates income from the spread between what is earned on the reverse repurchase agreements and what is paid on the matched repurchase agreements. The Company’s policy is to obtain possession of collateral with a market value in excess of the principal amount loaned under reverse repurchase agreements. To ensure that the market value of the underlying collateral remains sufficient, collateral is valued daily, and the Company will require counterparties to deposit additional collateral, when necessary.  All reverse repurchase activities are transacted under master repurchase agreements that give the Company the right, in the event of default, to liquidate collateral held and to offset receivables and payables with the same counterparty.

Securities borrowed and loaned transactions – RCap records securities borrowed and loaned transactions at fair value. Securities borrowed transactions require RCap to provide the counterparty with collateral in the form of cash. RCap receives collateral in the form of cash for securities loaned transactions. For these transactions, the fees received or paid by RCap are recorded as interest income or expense, respectively. On a daily basis, market value changes of securities borrowed or loaned against the collateral value and RCap may require counterparties to deposit additional collateral or RCap may return collateral pledged, when appropriate.

          U.S. Treasury Securities — RCap trades in U.S. Treasury Securities for its proprietary portfolio, which consists of long and short positions on U.S Treasury notes and bonds. U.S. Treasury securities are classified as trading investments and are recorded on trade date at cost. Changes in fair value are reflected in the Company’s statement of operations. Generally the Company does not hold the U.S. Treasury bills, notes and bonds to maturity and realizes gains and losses from trading those positions. Interest income or expense on U.S Treasury notes and bonds is accrued based on the outstanding principal amount of those investments and their stated terms.

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

On April 1, 2011, the Company elected the fair value option for interest-only mortgage-backed securities acquired on or after such date. These Agency interest-only mortgage-backed securities represent the Company’s right to receive a specified proportion of the contractual interest flows of specific Agency mortgaged-backed securities.  Agency Interest-only mortgage-backed securities acquired on or after April 1, 2011 are measured at fair value through earnings in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) .  The interest-only securities are included in Agency mortgage-backed securities, at fair value on the accompanying Consolidated Statements of Financial Condition.

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

Interest income from coupon payments is accrued based on the outstanding principal amount of the Investment Securities and their contractual terms.  Premiums and discounts associated with the purchase of the Investment Securities are amortized into interest income over the projected lives of the securities using the interest method.  The Company’s policy for estimating prepayment speeds for calculating the effective yield is to evaluate historical performance, consensus prepayment speeds, and current market conditions.

Equity Securities – The Company invests in equity securities that are classified as available-for-sale or trading.  Equity securities classified as available-for-sale are reported at fair value, based on market quotes, with unrealized gains and losses reported as a component of stockholders’ equity. Equity securities classified as trading are reported at fair value, based on market quotes, with unrealized gains and losses reported in the Statement of Operations and Comprehensive Income (Loss).  Dividends are recorded in earnings on declaration date.

Other-Than-Temporary Impairment –Management evaluates available-for-sale securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  The Company determines if it (1) has the intent to sell the securities, (2) is more likely than not that it will be required to sell the securities before recovery, or (3) does not expect to recover the entire amortized cost basis of the securities.  Further, the security is analyzed for credit loss (the difference between the present value of cash flows expected to be collected and the amortized cost basis).  The credit loss, if any, will then be recognized in the Consolidated Statements of Operations, while the balance of losses related to other factors will be recognized in other comprehensive income (“OCI”).  There was no other-than-temporary impairment for the years ended December 31, 2011, 2010 and 2009.

Derivative Instruments – The Company accounts for interest rate swaps at fair value as either assets or liabilities on the Consolidated Statements of Financial Condition.  The changes in the fair value of the interest rate swaps are recognized in earnings.  The Company uses interest rate swaps to manage its exposure to changing interest rates on its repurchase agreements. Net payments on interest rate swaps are included in the Consolidated Statements of Cash Flows as a component of operating activities.

The Company elected to net by counterparty the fair value of interest rate swap contracts.  These contracts contain legally enforceable provisions that allow for netting or setting off of all individual swap receivables and payables with each counterparty and, therefore, the fair value of those swap contracts are netted by counterparty.  The credit support annex provisions of the Company’s interest rate swap contracts allow the parties to mitigate their credit risk by requiring the party which is out of the money to post collateral. As the Company elects to net by counterparty the fair value of interest rate swap contracts, it also nets by counterparty any collateral exchanged as part of the interest rate swap contracts.  Substantially all collateral is non-cash collateral under these contracts.

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

RCap enters primarily into U.S. Treasury, Eurodollar, and federal funds futures and options contracts for speculative or hedging purposes. RCap maintains a margin account which is settled daily with futures and options commission merchants. Changes in the unrealized gains or losses on the futures and options contracts are reflected in the Company’s Consolidated Statements of Operations.  Unrealized gains (losses) are removed from net income (loss) as an adjustment to cash flows from operating activities in the Consolidated Statements of Cash Flows.

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

    Convertible Senior Notes – The Company records the Convertible Senior Notes at their contractual amounts, adjusted by the effect of the beneficial conversion feature.  The Convertible Senior Notes have a conversion price adjustment feature that is evaluated at the time of the conversion price adjustment.  A contingent beneficial conversion feature was recognized in the year ended December 31, 2011 as a result of adjustments to the conversion price for dividends declared.  The Company determined the intrinsic value of the contingent beneficial conversion feature.  This intrinsic value is included in “Additional paid in capital” on the Company’s Consolidated Statements of Financial Condition and, therefore, reduces the liability associated with the Convertible Senior Notes.

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

    Income Taxes - The Company has elected to be taxed as a REIT and intends to comply with the provisions of the Internal Revenue Code of 1986, as amended (the “Code”), with respect thereto.  Accordingly, the Company will not be subjected to federal income tax to the extent of its distributions to shareholders and as long as certain asset, income and stock ownership tests are met.  The Company and its direct and indirect subsidiaries, FIDAC, FIDAC Europe, Merganser and RCap, have made separate joint elections to treat these subsidiaries as taxable REIT subsidiaries.  As such, each of the taxable REIT subsidiaries are taxable as a domestic C corporation and subject to federal, state, and local income taxes based upon its taxable income.

    The provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes, clarify the accounting for uncertainty in income taxes recognized in financial statements and prescribe a recognition threshold and measurement attribute for tax positions taken or expected to be taken on a tax return. ASC 740 also requires that interest and penalties related to unrecognized tax benefits be recognized in financial statements. The Company does not have any unrecognized tax benefits that would affect its financial position.  Thus, no accruals for penalties and interest were necessary as of December 31, 2011.

    Goodwill and Intangible Assets - The Company’s acquisitions of FIDAC, Merganser, and FIDAC Europe were accounted for using the purchase method.  Under the purchase method, net assets and results of operations of acquired companies are included in the consolidated financial statements from the date of acquisition. The costs of FIDAC and Merganser were allocated to the assets acquired, including identifiable intangible assets, and the liabilities assumed based on their estimated fair values at the date of acquisition. The excess of purchase price over the fair value of the net assets acquired was recognized as goodwill.  In addition, FIDAC Europe acquired a customer relationship after its formation. Goodwill and intangible assets are periodically (but not less frequently than annually) reviewed for potential impairment.  Intangible assets with an estimated useful life are expected to amortize over a 7.7 year weighted average time period.  During the years ended December 31, 2011, 2010 and 2009, there were no impairment losses.

    Stock Based Compensation - The Company is required to measure and recognize in the consolidated financial statements the compensation cost relating to share-based payment transactions.  The Company recognizes compensation expense on a straight-line basis over the requisite service period for the entire award.

    Use of Estimates - The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  All assets classified as trading or available-for-sale and interest rate swaps are reported at their estimated fair value, based on market prices.  The Company’s policy is to obtain fair values from one or more independent sources to compare to internal prices for reasonableness.  Actual results could differ from those estimates.

A Summary of Recent Accounting Pronouncements Follows:

Presentation

Balance Sheet (ASC 210)

On December 23, 2011, FASB released ASU 2011-11 regarding disclosures concerning the offsetting of assets and liabilities.  Under this update, the Company will be required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and transactions subject to an agreement similar to a master netting arrangement.  The scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements and securities borrowing and securities lending arrangements.   This disclosure is intended to enable financial statement users to understand the effect of such arrangements on the Company’s financial position.  The objective of this update is to support further convergence of US GAAP and IFRS requirements.  This update is effective for annual reporting periods beginning on or after January 1, 2013.

Comprehensive Income (ASC 220)

           In June 2011, FASB released Accounting Standards Update (“ASU”) 2011-05, which attempts to improve the comparability, consistency, and transparency of financial reporting and increase the prominence of items reported in other comprehensive income (“OCI”).  The amendment requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of net income and comprehensive income or two separate consecutive statements.  Either presentation requires the presentation on the face of the financial statements any reclassification adjustments for items that are reclassified from OCI to net income in the statements.  There is no change in what must be reported in OCI or when an item of OCI must be reclassified to net income.  This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  This update will result in additional disclosure, but has no material effect on the Company’s consolidated financial statements.  On December 23, 2011, the FASB issued ASU 2011-12, which defers those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments out of accumulated OCI.  This was done to allow the Board time to re-deliberate the presentation on the face of the financial statements the effects of reclassifications out of accumulated OCI on the components of net income and OCI.  No other requirements under ASU 2011-05 are affected by this update.

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

Financial Services – Investment Companies (ASC 946)

In October 2011, FASB issued a proposed ASU 2011-200 which would amend the criteria in Topic 946 for determining whether an entity qualifies as an investment company.  The proposed ASU would affect the measurement, presentation and disclosure requirements for investment companies.  This proposed update amends the investment company definition in ASC 946 and removes the current exemption for Real Estate Investment Trusts from this topic.  The proposed update if promulgated in its current form may result in material modification to the presentation of the Company’s consolidated financial statements and the Company is currently evaluating the full effect of the proposed update if promulgated in its current form.

2.       AGENCY MORTGAGE-BACKED SECURITIES

The following tables present the Company’s available-for-sale Agency mortgage-backed securities portfolio as of December 31, 2011 and 2010 which were carried at their fair value:

December 31, 2011	Freddie Mac	Fannie Mae	Ginnie Mae	Total Mortgage- Backed Securities
	(dollars in thousands)

Agency mortgage-backed Securities, par value	$34,395,542	$63,066,372	$500,968	$97,962,882
Unamortized discount	(9,874)	(13,632)	(399)	(23,905)
Unamortized premium	1,139,881	2,205,138	15,949	3,360,968
Amortized cost	35,525,549	65,257,878	516,518	101,299,945

Gross unrealized gains	973,476	2,081,282	31,474	3,086,232
Gross unrealized losses	(15,243)	(118,871)	(1,008)	(135,122)

Estimated fair value	$36,483,782	$67,220,289	$546,984	$104,251,055

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(dollars in thousands)

Adjustable rate	$8,698,746	$345,642	$(3,188)	$9,041,200
Fixed rate	92,601,199	2,740,590	(131,934)	95,209,855

Total	$101,299,945	$3,086,232	$(135,122)	$104,251,055

December 31, 2010	Freddie Mac	Fannie Mae	Ginnie Mae	Total Mortgage- Backed Securities
	(dollars in thousands)

Agency mortgage-backed Securities, par value	$19,846,543	$54,341,140	$824,029	$75,011,712
Unamortized discount	(14,651)	(18,329)	(403)	(33,383)
Unamortized premium	517,507	1,795,116	26,200	2,338,823
Amortized cost	20,349,399	56,117,927	849,826	77,317,152

Gross unrealized gains	463,471	1,211,324	29,408	1,704,203
Gross unrealized losses	(140,027)	(438,918)	(2,080)	(581,025)

Estimated fair value	$20,672,843	$56,890,333	$877,154	$78,440,330

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(dollars in thousands)

Adjustable rate	$10,954,627	$257,822	$(75,440)	$11,137,009
Fixed rate	66,362,525	1,446,381	(505,585)	67,303,321

Total	$77,317,152	$1,704,203	$(581,025)	$78,440,330

Actual maturities of Agency Mortgage-Backed Securities are generally shorter than stated contractual maturities because actual maturities of Agency Mortgage-Backed Securities are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.  The following table summarizes the Company’s Agency Mortgage-Backed Securities on December 31, 2011 and 2010, according to their estimated weighted-average life classifications:

	December 31, 2011		December 31, 2010
Weighted-Average Life	Fair Value	Amortized Cost	Fair Value	Amortized Cost
	(dollars in thousands)

Less than one year	$1,715,530	$1,697,101	$915,398	$901,824
Greater than one year through five years	97,344,791	94,534,782	59,732,123	58,321,570
Greater than five years through ten years	4,447,540	4,348,841	17,044,652	17,339,127
Greater than 10 years	743,194	719,221	748,157	754,631

Total	$104,251,055	$101,299,945	$78,440,330	$77,317,152

The weighted-average lives of the Agency mortgage-backed securities at December 31, 2011 and 2010 in the table above are based upon data provided through subscription-based financial information services, assuming constant principal prepayment rates to the reset date of each security.  The prepayment model considers current yield, forward yield, steepness of the yield curve, current mortgage rates, mortgage rate of the outstanding loans, loan age, margin and volatility.  The actual weighted average lives of the Agency mortgage-backed securities could be longer or shorter than estimated.

The following table presents the gross unrealized losses, and estimated fair value of the Company’s Agency mortgage-backed securities by length of time that such securities have been in a continuous unrealized loss position at December 31, 2011 and December 31, 2010.

	Unrealized Loss Position For: (dollars in thousands)
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

December 31, 2011	$1,087,552	$(118,593)	$883,143	$(16,529)	$1,970,695	$(135,122)

December 31, 2010	$28,608,996	$(577,096)	$166,481	$(3,929)	$28,775,477	$(581,025)

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

  During the year ended December 31, 2011, the Company sold $18.7 billion of Agency mortgage-backed securities, resulting in a realized gain of $199.2 million.  During the year ended December 31, 2010, the Company sold $7.8 billion of Agency mortgage-backed securities, resulting in a realized gain of $171.6 million.  Average cost is used as the basis on which the cost of the securities are sold.

  Agency interest-only mortgage-backed securities represent the right to receive a specified portion of the contractual interest flows of the underlying unamortized principal balance of specific Agency mortgage-backed securities.  As of December 31, 2011, Agency interest-only mortgage-backed securities had unrealized losses of $123.1 million (consisting of unrealized losses of $106.7 million included in net income and unrealized loss of $16.4 million included in other comprehensive income) and an amortized cost of $405.1 million.

3.       AGENCY DEBENTURES

At December 31, 2011, the Company owned Agency debentures with a carrying value of $889.6 million, including an unrealized gain of $3.7 million.  At December 31, 2010, the Company owned Agency debentures with a carrying value of $1.1 billion including an unrealized gain of $9.7 million.

During the year ended December 31, 2011, the Company sold or had called $1.4 billion of Agency debentures, resulting in realized gains of $7.7 million. During the year ended December 31, 2010, the Company sold or had called $2.8 billion of Agency debentures, resulting in realized gains of $10.2 million.

4.       INVESTMENT IN AFFILIATES, AVAILABLE-FOR-SALE EQUITY SECURITIES

Substantially all of the Company’s available-for-sale equity securities are shares of Chimera Investment Corporation (“Chimera”) and CreXus Investment Corp. (“CreXus”) and are reported at fair value.  The Company owned approximately 45.0 million shares of Chimera at a fair value of approximately $112.9 million at December 31, 2011 and approximately 45.0 million shares of Chimera at a fair value of approximately $184.9 million at December 31, 2010.  At December 31, 2011, the investment in Chimera had an unrealized loss of $25.9 million. The Company owned approximately 9.5 million shares of CreXus at a fair value of approximately $98.9 million at December 31, 2011 and approximately 4.5 million shares of CreXus at a fair value of approximately $59.3 million at December 31, 2010.  At December 31, 2011, the investment in CreXus had an unrealized loss of $26.5 million.

The Company determined other-than-temporary impairment was not necessary for the years ended December 31, 2011, 2010 and 2009 as the Company has the intent and ability to retain its investments for a period of time sufficient to allow for any anticipated recovery in market value.

5.       REVERSE REPURCHASE AGREEMENT

At December 31, 2011, RCap had outstanding reverse repurchase agreements with non-affiliates of $849.4 million. At December 31, 2010, RCap had outstanding reverse repurchase agreements with non-affiliates of $1.0 billion.  At December 31, 2011, Shannon had outstanding reverse repurchase agreements with non-affiliates of $11.5 million.

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

Available for sale equity securities are valued based on quoted prices (unadjusted) in an active market.  Agency mortgage-backed securities and interest rate swaps are valued using quoted prices or internal prices for similar assets and dealer quotes.  The Company will incorporate common market pricing methods, including a spread measurement to the Treasury curve as well as underlying characteristics of the particular security including coupon, periodic and life caps, rate reset period and expected life of the security.  Management ensures that current market conditions are represented.  Management compares internal prices are compared to outside sources and dealer quotes.

The Company’s Investment Securities characteristics are as follows:

	Weighted Average Coupon on Fixed Rate Investments	Weighted Average Coupon on Adjustable Rate Investments	Weighted Average Yield on Fixed Rate Investments	Weighted Average Yield on Adjustable Rate Investments	Weighted Average Lifetime Cap on Adjustable Investments	Weighted Average Term to Next Adjustment on Adjustable Rate Investments

At December 31, 2011	4.71%	3.88%	3.07%	2.79%	9.64%	41 months

At December 31, 2010	4.92%	4.28%	4.00%	3.04%	10.16%	39 months

During the fourth quarter, we changed our discount rate assumption used to determine the fair value of interest rate swaps from LIBOR to the overnight index swap (“OIS”) rate in response to changes in market valuation practices for interest rate swaps that are collateralized. The impact on the fair value of our interest rate swaps was not significant.

The classification of assets and liabilities by level remains unchanged at December 31, 2011, when compared to the year ended December 31, 2010, with the exception of equity securities which were acquired during the year ended December 31, 2011.  The Company’s financial assets and liabilities carried at fair value on a recurring basis are valued as follows:

	Level 1	Level 2	Level 3
At December 31, 2011	(dollars in thousands)
Assets:
Agency mortgage-backed securities	$-	$104,251,055	$-
Agency debentures	-	889,580	-
Investment in affiliates	211,970	-	-
U.S. Treasury Securities	928,547	-	-
Equity securities	3,891	-	-
Securities borrowed	-	928,732	-
Other derivative contracts	113	-	-
Liabilities:
Interest rate swaps	-	2,552,687	-
U.S. Treasury securities sold, not yet purchased	826,912	-	-
Securities loaned	-	804,901	-
	Level 1	Level 2	Level 3
At December 31, 2010	(dollars in thousands)
Assets:
Agency mortgage-backed securities	$-	$78,440,330	$-
Agency debentures	-	1,108,261	-
Investments in affiliates	184,879	-	-
U.S. Treasury securities	1,100,447	-	-
Securities borrowed	-	216,676	-
Interest rate swaps	-	2,561	-
Other derivative contracts	2,607	-	-
Liabilities:
Interest rate swaps	-	754,439	-
U.S. Treasury securities sold, not yet purchased	909,462	-	-
Securities loaned	-	217,841	-
Other derivative contracts	-	2,446	-

The carrying amount of cash and cash equivalents, reverse repurchase agreements, receivable for Agency mortgage-backed securities sold, accrued interest and dividends receivable, receivable for advisory and service fees, repurchase agreements with maturities shorter than one year, payable for investments purchased, dividends payable, accounts payable and other liabilities and accrued interest payable, generally approximates fair value at December 31, 2011 due to the short term nature of these items.

7.       REPURCHASE AGREEMENTS

  The Company had outstanding $84.1 billion and $65.5 billion of repurchase agreements with weighted average borrowing rates of 1.59% and 1.84%, after giving effect to the Company’s interest rate swaps, and weighted average remaining maturities of 103 days and 127 days as of December 31, 2011 and December 31, 2010, respectively.  Investment Securities and U.S. Treasury Securities pledged as collateral under these repurchase agreements and interest rate swaps had an estimated fair value of $91.3 billion at December 31, 2011 and $69.5 billion at December 31, 2010.

  At December 31, 2011 and 2010, the repurchase agreements had the following remaining maturities:

	December 31, 2011	December 31, 2010
	(dollars in thousands)
1 day	$508,647	-
Within 30 days	33,780,070	$32,669,341
30 to 59 days	28,346,380	13,767,522
60 to 89 days	3,699,425	4,776,597
90 to 119 days	6,781,137	6,068,376
Over 120 days	10,982,226	8,251,701
Total	$84,097,885	$65,533,537

The Company did not have an amount at risk greater than 10% of the equity of the Company with any counterparty as of December 31, 2011 or December 31, 2010.

          Additionally, as of December 31, 2011 and December 31, 2010, the Company has entered into repurchase agreements with a term of over one year.  The amount of the repurchase agreements is $4.9 billion and $6.4 billion and they have an estimated fair value of ($5.2 billion) and ($6.7 billion) as of December 31, 2011 and December 31, 2010, respectively.

8.       DERIVATIVE INSTRUMENTS

    In connection with the Company’s interest rate risk management strategy, the Company economically hedges a portion of its interest rate risk by entering into derivative financial instrument contracts.  As of December 31, 2011, such instruments are comprised of interest rate swaps, which in effect modify the cash flows on repurchase agreements.  The use of interest rate swaps creates exposure to credit risk relating to potential losses that could be recognized if the counterparties to these instruments fail to perform their obligations under the contracts.  The purpose of the swaps is to mitigate the risk of rising interest rates that affect the Company’s cost of funds.  In the event of a default by the counterparty, the Company could have difficulty obtaining its Investment Securities pledged as collateral for swaps.  The Company does not anticipate any defaults by its counterparties.

The location and fair value of derivative instruments reported in the Consolidated Statement of Financial Position as of December 31, 2011 and 2010 are as follows:

	Location on Statement of Financial Condition	Notional Amount	Net Estimated Fair Value/Carrying Value
	(dollars in thousands)
Interest rate swaps
December 31, 2011	Liabilities	$40,109,880	$(2,552,687)
December 31, 2011	Assets	-	-
December 31, 2010	Liabilities	$26,882,460	$(754,439)
December 31, 2010	Assets	$200,000	$2,561

  The effect of derivatives on the Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	Location on Statement of Operations and Comprehensive Income
	Realized Gains (Losses) Recognized on Interest Rate Swaps*	Unrealized Gains (Losses) on Interest Rate Swaps
	(dollars in thousands)

For the Year Ended December 31, 2011	$(882,395)	$(1,815,107)
For the Year Ended December 31, 2010	$(735,107)	$(318,832)
For the Year Ended December 31, 2009	$(719,803)	$349,521

* Net interest payments on interest rate swaps is presented in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) as realized gains (losses) on interest rate swaps.

The weighted average pay rate at December 31, 2011 was 2.55% and the weighted average receive rate was 0.33%.  The weighted average pay rate at December 31, 2010 was 3.21% and the weighted average receive rate was 0.28%.  Without netting the market value of the swaps by dealer at December 31, 2011, the gross unrealized loss on interest rate swaps was $2.6 billion, with a notional amount of $40.1 billion.  Without netting the market value of the swaps by dealer at December 31, 2010, the gross unrealized loss on interest rate swaps was $820.0 million, with a notional amount of $23.2 billion and the gross unrealized gain on interest rate swaps was $68.2 million, with a notional amount of $3.9 billion.

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

9.       CONVERTIBLE SENIOR NOTES

In 2010, Company issued $600.0 million in aggregate principal amount of its 4% convertible senior notes due 2015 (“Convertible Senior Notes”) for net proceeds following expenses of approximately $582.0 million.  Interest on the Convertible Senior Notes is paid semi-annually at a rate of 4% per year and the Convertible Senior Notes will mature on February 15, 2015 unless earlier repurchased or converted.  The Convertible Senior Notes are convertible into shares of Common Stock at an initial conversion rate and conversion rate at December 31, 2011 of 46.6070 and 62.2331 shares of Common Stock, respectively, per $1,000 principal amount of Convertible Senior Notes, which is equivalent to an initial conversion price and conversion price at December 31, 2011 of approximately $21.4560 and $16.0686 per share of Common Stock, respectively, subject to adjustment in certain circumstances.  There is no limit on the total number of shares of Common Stock that we would be required to issue, upon a conversion.  During the year ended December 31, 2011, it was determined that there was a contingent beneficial conversion feature.  During the year ended December 31, 2010, there was not a contingent beneficial conversion feature.  The intrinsic value of the contingent beneficial conversion feature was $60.1 million at December 31, 2011.  This intrinsic value is included in “Additional paid in capital” on the Company’s Consolidated Statements of Financial Condition and, therefore, reduces the liability associated with the Convertible Senior Notes.  The $60.1 million discount to the principal amount of the Convertible Senior Notes is recognized in interest expense over the remaining life of the notes using the effective yield method.  The market value of the Convertible Senior Notes at December 31, 2011 and December 31, 2010 was $685.5 million and $699.2 million, respectively, based on closing price.

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

During the year ended December 31, 2011, 679,000 options were exercised under the Long-Term Stock Incentive Plan, or Incentive Plan, for an aggregate exercise price of $9.0 million.

During the year ended December 31, 2011, 320,000 shares of Series B Preferred Stock were converted into 906,000 shares of common stock.

During the year ended December 31, 2011, the Company raised $455.5 million by issuing 26.2 million shares, through the Direct Purchase and Dividend Reinvestment Program.

On July 13, 2010 the Company entered into an agreement pursuant to which it sold 60,000,000 shares of its common stock for net proceeds following expenses of approximately $1.0 billion. This transaction settled on July 19, 2010.

During the year ended December 31, 2010, 364,000 options were exercised under the Incentive Plan for an aggregate exercise price of $4.6 million.

During the year ended December 31, 2010, 953,000 shares of Series B Preferred Stock were converted into 2.4 million shares of common stock, respectively.

During the year ended December 31, 2010, the Company raised $278.8 million by issuing 15.7 million shares through the Direct Purchase and Dividend Reinvestment Program.

(B) Preferred Stock

At December 31, 2011 and 2010, the Company had issued and outstanding 7,412,500 shares of Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”), with a par value $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The Series A Preferred Stock must be paid a dividend at a rate of 7.875% per year on the $25.00 liquidation preference before the common stock is entitled to receive any dividends. The Series A Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not declared) exclusively at the Company's option commencing on April 5, 2009 (subject to the Company's right under limited circumstances to redeem the Series A Preferred Stock earlier in order to preserve its qualification as a REIT). The Series A Preferred Stock is senior to the Company's common stock and is on parity with the Series B Preferred Stock with respect to dividends and distributions, including distributions upon liquidation, dissolution or winding up. The Series A Preferred Stock generally does not have any voting rights, except if the Company fails to pay dividends on the Series A Preferred Stock for six or more quarterly periods (whether or not consecutive). Under such circumstances, the Series A Preferred Stock, together with the Series B Preferred Stock, will be entitled to vote to elect two additional directors to the Board, until all unpaid dividends have been paid or declared and set apart for payment. In addition, certain material and adverse changes to the terms of the Series A Preferred Stock cannot be made without the affirmative vote of holders of at least two-thirds of the outstanding shares of Series A Preferred Stock and Series B Preferred Stock. Through December 31, 2011, the Company had declared and paid all required quarterly dividends on the Series A Preferred Stock.

At December 31, 2011 and 2010, the Company had issued and outstanding 1,331,849 and 1,652,047, respectively, shares of Series B Preferred Stock with a par value $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The Series B Preferred Stock must be paid a dividend at a rate of 6% per year on the $25.00 liquidation preference before the common stock is entitled to receive any dividends.

The Series B Preferred Stock is not redeemable. The Series B Preferred Stock is convertible into shares of common stock at a conversion rate that adjusts from time to time upon the occurrence of certain events, including if the Company distributes to its common shareholders in any calendar quarter cash dividends in excess of $0.11 per share. Initially, the conversion rate was 1.7730 shares of common shares per $25 liquidation preference.   At December 31, 2011, the conversion ratio was 2.9784 shares of common stock per $25 liquidation preference.  Commencing April 5, 2011, the Company has the right in certain circumstances to convert each Series B Preferred Stock into a number of common shares based upon the then prevailing conversion rate. The Series B Preferred Stock is also convertible into common shares at the option of the Series B preferred shareholder at anytime at the then prevailing conversion rate. The Series B Preferred Stock is senior to the Company's common stock and is on parity with the Series A Preferred Stock with respect to dividends and distributions, including distributions upon liquidation, dissolution or winding up. The Series B Preferred Stock generally does not have any voting rights, except if the Company fails to pay dividends on the Series B Preferred Stock for six or more quarterly periods (whether or not consecutive). Under such circumstances, the Series B Preferred Stock, together with the Series A Preferred Stock, will be entitled to vote to elect two additional directors to the Board, until all unpaid dividends have been paid or declared and set apart for payment. In addition, certain material and adverse changes to the terms of the Series B Preferred Stock cannot be made without the affirmative vote of holders of at least two-thirds of the outstanding shares of Series B Preferred Stock and Series A Preferred Stock. There is no limit on the total number of shares of Common Stock that we would be required to issue, upon a conversion.  Through December 31, 2011, the Company had declared and paid all required quarterly dividends on the Series B Preferred Stock.  During the year ended December 31, 2011, 320,000 shares of Series B Preferred Stock were converted into 906,000 shares of common stock.  During the year ended December 31, 2010, 953,000 shares of Series B Preferred Stock were converted into 2.4 million shares of common stock.

(C) Distributions to Shareholders

During the year ended December 31, 2011, the Company declared dividends to common shareholders totaling $2.2 billion or $2.44 per share, of which $552.8 million were paid to shareholders on January 27, 2012.  Dividend distributions for the year ended December 31, 2011, were characterized, for Federal income tax purposes, as 95.1% ordinary income, 4.9% long-term capital.  During the year ended December 31, 2011, the Company declared dividends to Series A Preferred shareholders totaling approximately $14.6 million or $1.97 per share, and Series B shareholders totaling approximately $2.3 million or $1.50 per share, which were paid to shareholders on January 3, 2012.

During the year ended December 31, 2010, the Company declared dividends to common shareholders totaling $1.6 billion or $2.65 per share, of which $404.2 million were paid to shareholders on January 27, 2011.  Dividend distributions for the year ended December 31, 2010, were characterized, for Federal income tax purposes as 94.3% ordinary income, 5.7% long- term capital.  During the year ended December 31, 2010, the Company declared dividends to Series A Preferred shareholders totaling approximately $14.6 million or $1.97 per share, and Series B shareholders totaling approximately $3.4 million or $1.50 per share, both of which were paid to shareholders on December 31, 2010.

11.     NET INCOME PER COMMON SHARE

The following table presents a reconciliation of net income and shares used in calculating basic and diluted earnings per share for the years ended December 31, 2011, 2010, and 2009.

	For the years ended (amounts in thousands)
	December 31, 2011	December 31, 2010	December 31, 2009
Net income	$344,461	$1,267,280	$1,961,471
Less: Preferred stock dividends	16,854	18,033	18,501
Net income available to common shareholders, prior to adjustment for Series B dividends, if necessary	327,607	1,249,247	1,942,970
Add: Preferred Series B dividends, if dilutive	-	3,440	3,908
Add: Interest on Convertible Senior Note, if dilutive	-	21,333	-
Net income available to common shareholders, as adjusted	$327,607	$1,274,020	$1,946,878
Weighted average shares of common stock outstanding-basic	874,212	588,193	546,973
Add: Effect of dilutive stock options, Series B Cumulative Convertible Preferred Stock and Convertible Senior Notes, if dilutive	307	37,114	6,158
Weighted average shares of common stock outstanding-diluted	874,519	625,307	553,131

Options to purchase 572,000 shares of common stock were outstanding and considered anti-dilutive as their exercise price and option expense exceeded the average stock price for the year ended December 31, 2011. Options to purchase 565,000 shares of common stock, were outstanding and considered anti-dilutive as their exercise price and option expense exceeded the average stock price for the year ended December 31, 2010. Options to purchase 2.8 million shares of common stock, were outstanding and considered anti-dilutive as their exercise price and option expense exceeded the average stock price for the year ended December 31, 2009.

12.     LONG-TERM STOCK INCENTIVE PLAN

The Company has adopted the 2010 Equity Incentive Plan, which authorizes the Compensation Committee of the board of directors to grant options, stock appreciation rights, dividend equivalent rights, or other share-based award, including restricted shares up to an aggregate of 25,000,000 shares, subject to adjustments as provided in the 2010 Equity Incentive Plan.  On June 27, 2011 the Company granted to each non-management director of the Company options to purchase 1,250 shares of the Company’s common stock under the 2010 Equity Incentive Plan.  The stock options were issued at the current market price on the date of grant and immediately vested with a contractual term of 5 years.  The grant date fair value is calculated using the Black-Scholes option valuation model.  The Company had adopted a long term stock incentive plan for executive officers, key employees and non-employee directors (the Prior Plan).  The Prior Plan authorized the Compensation Committee of the board of directors to grant awards, including non-qualified options as well as incentive stock options as defined under Section 422 of the Code.  The Prior Plan authorized the granting of options or other awards for an aggregate of the greater of 500,000 shares or 9.5% of the diluted outstanding shares of the Company’s common stock, up to ceiling of 8,932,921 shares.  No further awards will be made under the Prior Plan, although existing awards remain effective.

Stock options were issued at the market price on the date of grant, subject to an immediate or four year vesting in four equal installments with a contractual term of 5 or 10 years.  During the year ended December 31, 2011, the Company granted 402,000 restricted shares that vest over four years.

	For the year ended
	December 31, 2011		December 31, 2010
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Options outstanding at the beginning of year	6,891,975	$15.33	7,271,503	$15.20
Granted	7,500	18.67	8,750	17.24
Exercised	(678,920)	13.19	(363,528)	12.65
Forfeited	-	-	(18,500)	15.21
Expired	(3,750)	12.15	(6,250)	18.26
Options outstanding at the end of period	6,216,805	$15.57	6,891,975	$15.33
Options exercisable at the end of the period	4,451,693	$16.17	3,822,844	$16.16

The weighted average remaining contractual term was approximately 5.5 years for stock options outstanding and approximately 4.8 years for stock options exercisable as of December 31, 2011.  As of December 31, 2011, there was approximately $4.2 million of total unrecognized compensation cost related to nonvested share-based compensation awards.  That cost is expected to be recognized over a weighted average period of 1.1 years.

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

During the year ended December 31, 2011, the Company’s taxable REIT subsidiaries recorded $14.9 million of income tax expense for income attributable to those subsidiaries, and the portion of earnings retained based on Code Section 162(m) limitations.  During the year ended December 31, 2011, the Company recorded $44.1 million of income tax expense for a portion of earnings retained based on Section 162(m) limitations.

During the year ended December 31, 2010, the Company’s taxable REIT subsidiaries recorded $6.8 million of income tax expense for income attributable to those subsidiaries, and the portion of earnings retained based on Code Section 162(m) limitations.  During the year ended December 31, 2010, the Company recorded $28.6 million of income tax expense for a portion of earnings retained based on Section 162(m) limitations

During the year ended December 31, 2009, the Company’s taxable REIT subsidiaries recorded $9.7 million of income tax expense for income attributable to those subsidiaries, and the portion of earnings retained based on Code Section 162(m) limitations.  During the year ended December 31, 2009, the Company recorded $24.7 million of income tax expense for a portion of earnings retained based on Section 162(m) limitations.

The Company’s effective tax rate was 52%, 53%, and 52%, for the years ended December 31, 2011, 2010, and 2009, respectively.  These rates were calculated based on the Companies estimated taxable income after dividends paid deduction and differ from the federal statutory rate as a result of state and local taxes and permanent difference pertaining to employee remuneration as discussed above.

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

The Company’s 2008, 2009 and 2010 federal and state tax returns remain open for examination.

 14.    LEASE COMMITMENTS AND CONTINGENCIES

Commitments

The Company has a non-cancelable lease for office space which commenced in May 2002 and expires in December 2015.  Merganser has a non-cancelable lease for office space, which commenced on May 2003 and expires in May 2014.  Merganser subleases a portion of its leased space to a subtenant.  FIDAC has a lease for office space which commenced in October 2010 and expires in February 2016. The Company’s aggregate future minimum lease payments total $8.6 million.   The following table details the lease payments.

Year Ending December	Lease Commitment	Sublease Income	Net Amount
	(dollars in thousands)

2012	$3,003	$70	$2,933
2013	3,004	-	3,004
2014	2,522	-	2,522
2015	161	-	161
2016	27	-	27
Later years	-	-	-
	$8,717	$70	$8,647

Contingencies

From time to time, the Company is involved in various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company’s consolidated financial statements and therefore no accrual is required as of December 31, 2011 and 2010.

15.     RELATED PARTY TRANSACTIONS

For the years ended December 31, 2011 and 2010 the Company recorded advisory fees from Chimera and CreXus totaling $62.8 million and $42.5 million, respectively  At December 31, 2011 and 2010, the Company had amounts receivable from Chimera and CreXus of $16.3 million and $13.0 million, respectively

16.     INTEREST RATE RISK

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

The Company seeks to manage the extent to which net income changes as a function of changes in interest rates by matching adjustable-rate assets with variable-rate borrowings.  The Company may seek to mitigate the potential impact on net income of periodic and lifetime coupon adjustment restrictions in the portfolio of Interest Earning Assets by entering into interest rate agreements such as interest rate caps and interest rate swaps. As of December 31, 2011 and 2010, the Company entered into interest rate swaps to pay a fixed rate and receive a floating rate of interest, with a total notional amount of $40.1 billion and $27.1 billion, respectively.

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

As a self clearing, registered broker dealer, RCap is subject to the minimum net capital requirements of the Financial Industry Regulatory Authority (“FINRA”).  As of December 31, 2011 RCap had a minimum net capital requirement of $252,681 and would be required to notify FINRA if capital was to fall below the early warning threshold of $303,217.  RCap consistently operates with capital significantly in excess of its regulatory capital requirements. RCap’s regulatory net capital as defined by SEC Rule 15c3-1, as of December 31, 2011 was $351.2 million with excess net capital of $351.0 million.

18.     SUMMARIZED QUARTERLY RESULTS (UNAUDITED)

The following is a presentation of the quarterly results of operations for the year ended December 31, 2011.

	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
	(dollars in thousands, expect per share amounts)
Interest income:
Investments	$837,880	$948,703	$926,558	$844,874
U.S. Treasury Securities	4,825	6,497	2,302	1,082
Securities loaned	1,343	1,868	1,942	1,744
Total interest income	844,048	957,068	930,802	847,700

Interest expense:
Repurchase agreements	102,602	100,164	109,014	114,989
Convertible Senior Notes	6,767	6,900	8,798	12,552
U.S. Treasury Securities sold, not yet purchased	4,986	4,772	2,109	1,214
Securities borrowed	1,101	1,484	1,496	1,378
Total interest expense	115,456	113,320	121,417	130,133

Net interest income	728,592	843,748	809,385	717,567
Other income (loss):
Investment advisory and other fee income	17,207	20,710	20,828	20,460
Net gains (losses) on sales of Agency mortgage-backed securities and debentures	27,185	7,336	91,668	80,657
Dividend income from affiliates	6,297	8,230	8,706	8,283
Net gains (losses) on trading assets	18,812	(5,712)	1,942	6,356
Net unrealized gains (losses) on Agency interest-only mortgage-backed securities	-	276	(39,321)	(67,612)
Income (expense) from underwriting	2,904	(77)	2,772	19
Subtotal	72,405	30,763	86,595	48,163
Realized gains (losses) on interest rate swaps(1)	(206,148)	(216,760)	(231,849)	(227,638)
Unrealized gains (losses) on interest rate swaps	169,308	(466,943)	(1,505,333)	(12,139)
Subtotal	(36,840)	(683,703)	(1,737,182)	(239,777)
Total other income (loss)	35,565	(652,940)	(1,650,587)	(191,614)
Expenses:
Compensation expense	44,530	49,752	57,629	54,340
Other general and administrative expenses	7,297	7,477	7,565	8,754
Total General and administrative expenses	51,827	57,229	65,194	63,094

Income (loss) before income taxes and income from equity method investment in affiliate	712,330	133,579	(906,396)	462,859

Income taxes	(13,575)	(12,762)	(15,417)	(17,297)
Income from equity method investment in affiliate	1,140	-	-	-

Net income (loss)	699,895	120,817	(921,813)	445,562

Dividends on preferred stock	4,267	4,267	4,172	4,148

Net income (loss) available (related) to common shareholders	$695,628	$116,550	$(925,985)	$441,414

Net income (loss) available (related) per share to common shareholders:
Basic	$0.92	$0.14	$(0.98)	$0.46
Diluted	$0.89	$0.14	$(0.98)	$0.44

Weighted average number of common shares outstanding:
Basic	752,413,605	822,623,370	948,545,975	970,056,491
Diluted	790,993,841	827,754,731	948,545,975	1,011,495,682
Net income (loss)	$699,895	$120,817	$(921,813)	$445,562
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities	(142,227)	1,047,639	1,115,325	16,157
Unrealized losses on interest rate swaps	14,298	-	-	-
Reclassification adjustment for net (gains) losses included in net income (loss)	(27,185)	(7,336)	(91,668)	(80,657)
Other comprehensive income (loss)	(155,114)	1,040,303	1,023,657	(64,500)
Comprehensive income (loss)	$544,781	$1,161,120	$101,844	$381,062

(1)	Interest expense related to the Company’s interest rate swaps is recorded in Realized losses on interest rate swaps on the Consolidated Statements of Operations and Comprehensive Income (Loss).

The following is a presentation of the quarterly results of operations for the year ended December 31, 2010.

	March 31,	June 30,	September 30,	December 31,
	2010	2010	2010	2010
	(dollars in thousands, expect per share amounts)

Interest income:
Investments	$653,935	$642,782	$700,964	$678,626
U.S. Treasury Securities	-	40	751	2,039
Securities loaned	454	860	1,261	1,422
Total interest income	654,389	643,682	702,976	682,087

Interest expense:
Repurchase agreements	92,089	96,975	105,393	103,514
Convertible Senior Notes	3,195	6,966	7,033	7,034
U.S. Treasury Securities sold, not yet purchased	-	24	459	2,166
Securities borrowed	387	742	1,047	1,201
Total interest expense	95,671	104,707	113,932	113,915

Net interest income	558,718	538,975	589,044	568,172
Other income (loss):
Investment advisory and service fees	12,546	13,863	15,343	16,321
Net gains (losses) on sales of Agency mortgage backed security and debentures	46,962	39,041	61,986	33,802
Dividend income	7,964	7,330	8,097	7,647
Net gains (losses) on trading assets	-	77	1,082	(3,510)
Income from underwriting	-	500	915	680
Subtotal	67,472	60,811	87,423	54,940
Realized gains (losses) on interest rate swaps(1)	(180,838)	(175,535)	(188,636)	(190,098)
Unrealized gains (losses) on interest rate swaps	(116,732)	(593,038)	(448,253)	839,191
Subtotal	(297,570)	(768,573)	(636,889)	649,093
Total other (loss) income	(230,098)	(707,762)	(549,466)	704,033
Expenses:
Distribution fees	360	-	-	-
Compensation expense	34,267	35,080	37,419	40,193
General and administrative expenses	5,754	6,460	6,011	6,303
Total expenses	40,381	41,540	43,430	46,496

Income (loss) before income taxes and income from equity method investment in affiliate	288,239	(210,327)	(3,852)	1,225,709

Income taxes	(7,314)	(8,837)	(11,076)	(8,207)
Income (loss) from equity method investment in affiliate	140	935	868	1,002

Net income (loss)	281,065	(218,229)	(14,060)	1,218,504

Dividends on preferred stock	4,625	4,625	4,515	4,268
Net income (loss) available (related) to common shareholders	$276,440	$(222,854)	$(18,575)	$1,214,236
Net income (loss) available (related) per share to common shareholders:
Basic	$0.50	$(0.40)	$(0.03)	$1.94
Diluted	$0.49	$(0.40)	$(0.03)	$1.84
Weighted average number of common shares outstanding:
Basic	554,995,092	559,700,836	611,904,518	625,138,510
Diluted	575,859,564	559,700,836	611,904,518	662,476,638
Net income (loss)	$281,065	$(218,229)	$(14,060)	$1,218,504
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities	7,416	664,544	(619,080)	(692,663)
Unrealized losses on interest rate swaps	36,081	26,846	18,402	13,570
Reclassification adjustment for net (gains) losses included in net income (loss)	(46,962)	(39,041)	(61,986)	(33,802)
Other comprehensive income (loss)	(3,465)	652,349	(662,664)	(712,895)
Comprehensive income (loss)	$277,600	$434,120	$(676,724)	$505,609

(1)	Interest expense related to the Company’s interest rate swaps is recorded in Realized losses on interest rate swaps on the Consolidated Statements of Operations and Comprehensive Income (Loss).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, State of New York.

ANNALY CAPITAL MANAGEMENT, INC.

Date: February 28, 2012	By:	/s/ Michael A. J. Farrell
Michael A. J. Farrell
Chairman, Chief Executive Officer, and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ KEVIN P. BRADY Kevin P. Brady	Director	February 28, 2012

/s/ KATHRYN F. FAGAN Kathryn F. Fagan	Chief Financial Officer and Treasurer (principal financial and accounting officer)	February 28, 2012

/s/ MICHAEL A.J. FARRELL Michael A. J. Farrell	Chairman of the Board, Chief Executive Officer, President and Director (principal executive officer)	February 28, 2012

/s/ JONATHAN D. GREEN Jonathan D. Green	Director	February 28, 2012

/s/ MICHAEL E. HAYLON Michael E. Haylon	Director	February 28, 2012

/s/ JOHN A. LAMBIASE John A. Lambiase	Director	February 28, 2012

/s/ E. WAYNE NORDBERG E. Wayne Nordberg	Director	February 28, 2012

/s/ DONNELL A. SEGALAS Donnell A. Segalas	Director	February 28, 2012

/s/ WELLINGTON DENAHAN-NORRIS Wellington Denahan-Norris	Vice Chairman of the Board, Chief Investment Officer, Chief Operating Officer and Director	February 28, 2012

II-1