Form 10-Q
period 2012-03-31
ANNALY CAPITAL MANAGEMENT INC
filed 2012-05-08
CIK 1043219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  MARCH 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:

Class	Outstanding at May 8, 2012
Common Stock, $.01 par value	974,606,339

ANNALY CAPITAL MANAGEMENT, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I

PART I

Part I
Item 1.  Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
 (dollars in thousands, except share and per share amounts)

ASSETS	March 31, 2012 (Unaudited)	December 31, 2011(1)
Cash and cash equivalents	$932,761	$994,198
Reverse repurchase agreements	2,540,601	860,866
Investments, at fair value:
U.S. Treasury Securities (including pledged assets of $894,419 and $352,820, respectively)	2,622,714	928,547
Securities borrowed	1,122,453	928,732
Agency mortgage-backed securities (including pledged assets of $97,383,568 and $90,406,535, respectively)	110,291,712	104,251,055
Agency debentures (including pledged assets of $434,910 and $567,383, respectively)	1,499,127	889,580
Investments in affiliates	225,818	211,970
Equity securities	4,470	3,891
Corporate debt, held for investment	50,806	52,073
Receivable for investments sold	454,278	-
Accrued interest and dividends receivable	418,489	409,023
Receivable from Prime Broker	3,272	3,272
Receivable for advisory and service fees (including from affiliates of $16,359 and $16,245, respectively)	19,608	19,550
Intangible for customer relationships (net of accumulated amortization of $6,042 million and $5,432, respectively)	10,281	10,807
Goodwill	55,417	42,030
Other derivative contracts, at fair value	321	113
Other assets	29,412	24,295
Total assets	$120,281,540	$109,630,002
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
U.S. Treasury Securities sold, not yet purchased, at fair value	$2,577,905	$826,912
Repurchase agreements	91,720,865	84,097,885
Securities loaned, at fair value	876,849	804,901
Payable for investments purchased	5,708,412	4,315,796
Convertible Senior Notes	524,420	539,913
Accrued interest payable	129,108	138,965
Dividends payable	534,401	552,806
Interest rate swaps, at fair value	2,211,048	2,552,687
Accounts payable and other liabilities	57,927	7,223
Total liabilities	104,340,935	93,837,088

6.00% Series B Cumulative Convertible Preferred Stock: 4,600,000 shares authorized, 0 and 1,331,849 shares issued and outstanding, respectively	-	32,272

Stockholders’ Equity:
7.875% Series A Cumulative Redeemable Preferred Stock: 7,412,500 authorized, issued and outstanding	177,088	177,088
Common stock, par value $0.01 per share, 1,987,987,500 authorized, 974,325,338 and 970,161,647 issued and outstanding, respectively	9,743	9,702
Additional paid-in capital	15,127,882	15,068,870
Accumulated other comprehensive income (loss)	2,766,430	3,008,988
Accumulated deficit	(2,140,538)	(2,504,006)
Total stockholders’ equity	15,940,605	15,760,642

Total liabilities, Series B Cumulative Convertible Preferred Stock and stockholders’ equity	$120,281,540	$109,630,002

(1) Derived from the audited consolidated financial statements at December 31, 2011.

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
 (dollars in thousands, except share and per share amounts)
(Unaudited)

	For the Quarter Ended March 31,
	2012	2011
Interest income:
Investments	$850,959	$837,880
U.S. Treasury Securities	1,418	4,825
Securities loaned	2,518	1,343
Total interest income	854,895	844,048

Interest expense:
Repurchase agreements	113,914	102,602
Convertible Senior Notes	14,727	6,767
U.S. Treasury Securities sold, not yet purchased	2,644	4,986
Securities borrowed	2,060	1,101
Total interest expense	133,345	115,456

Net interest income	721,550	728,592

Other income (loss):
Investment advisory and other fee income	20,766	17,207
Net gains (losses) on sales of Agency mortgage-backed securities and debentures	80,299	27,185
Dividend income from affiliates	7,521	6,297
Net gains (losses) on trading assets	5,256	18,812
Net unrealized gain (losses) on interest-only Agency mortgage-backed securities	30,877	-
Income (expense) from underwriting	(8)	2,904
Subtotal	144,711	72,405
Realized gains (losses) on interest rate swaps(1)	(219,340)	(206,148)
Realized gains (losses) on termination of interest rate swaps	(2,385)	-
Unrealized gains (losses) on interest rate swaps	341,639	169,308
Subtotal	119,914	(36,840)
Total other income (loss)	264,625	35,565

Expenses:
Compensation expense	59,014	44,530
Other general and administrative expenses	8,893	7,297
Total expenses	67,907	51,827

Income (loss) before income taxes and income from equity method investment in affiliate	918,268	712,330
Income taxes	(16,462)	(13,575)

Income from equity method investment in affiliate	-	1,140

Net income (loss)	901,806	699,895

Dividends on preferred stock	3,938	4,267

Net income (loss) available (related) to common shareholders	$897,868	$695,628

Net income (loss) available (related) per share to common shareholders:
Basic	$0.92	$0.92
Diluted	$0.89	$0.89

Weighted average number of common shares outstanding:
Basic	971,727,701	752,413,605
Diluted	1,010,588,609	790,993,841

Net income (loss)	$901,806	$699,895
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities	(162,259)	(142,227)
Unrealized losses on interest rate swaps	-	14,298
Reclassification adjustment for net (gains) losses included in net income (loss)	(80,299)	(27,185)
Other comprehensive income (loss)	(242,558)	(155,114)
Comprehensive income (loss)	$659,248	$544,781

(1) Interest expense related to the Company’s interest rate swaps is recorded in Realized gains losses on interest rate swaps on the Consolidated Statements of Operations and Comprehensive Income (Loss).

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars in thousands, except per share data)
(Unaudited)

	Preferred Stock	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total

BALANCE, DECEMBER 31, 2010	$177,088	$6,316	$9,175,245	$1,164,642	$(658,391)	$9,864,900

Net income	-	-	-	-	699,895	699,895
Other comprehensive income (loss)	-	-	-	(155,114)	-	(155,114)
Exercise of stock options	-	2	2,435	-	-	2,437
Stock option expense and long-term compensation expense	-	-	1,262	-	-	1,262
Conversion of Series B cumulative preferred stock	-	-	48	-	-	48
Net proceeds from direct purchase and dividend reinvestment	-	1	1,141	-	-	1,142
Net proceeds from follow-on offering	-	1,725	2,939,686	-	-	2,941,411
Preferred Series A dividends declared $0.492 per share	-	-	-	-	(3,648)	(3,648)
Preferred Series B dividends declared $0.375 per share	-	-	-	-	(619)	(619)
Common dividends declared, $0.62 per share	-	-	-	-	(498,697)	(498,697)

BALANCE, MARCH 31, 2011	$177,088	$8,044	$12,119,817	$1,009,528	$(461,460)	$12,853,017

BALANCE, DECEMBER 31, 2011	$177,088	$9,702	$15,068,870	$3,008,988	$(2,504,006)	$15,760,642

Net income	-	-	-	-	901,806	901,806
Other comprehensive income (loss)	-	-	-	(242,558)	-	(242,558)
Exercise of stock options	-	1	1,841	-	-	1,842
Stock option expense and long-term compensation expense	-	-	1,849	-	-	1,849
Conversion of Series B cumulative preferred stock	-	40	32,232	-	-	32,272
Contingent beneficial conversion feature on Convertible Senior Notes	-	-	23,321	-	-	23,321
Offering expenses			(231)			(231)
Preferred Series A dividends declared $0.492 per share	-	-	-	-	(3,648)	(3,648)
Preferred Series B dividends declared $0.375 per share	-	-	-	-	(289)	(289)
Common dividends declared, $0.55 per share	-	-	-	-	(534,401)	(534,401)

BALANCE, MARCH 31, 2012	$177,088	$9,743	$15,127,882	$2,766,430	$(2,140,538)	$15,940,605

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (dollars in thousands)
(Unaudited)

	For the Quarters Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$901,806	$699,895
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of Investment premiums and discounts, net	280,336	174,743
Amortization of intangibles	591	366
Amortization of deferred expenses	900	900
Amortization of contingent beneficial conversion feature on convertible senior notes	7,828	-
Net (gains) losses on sales of Agency mortgage-backed securities and debentures	(80,299)	(27,185)
Stock option and long-term compensation expense	1,849	1,262
Unrealized (gains) losses on interest rate swaps	(341,639)	(169,308)
Net unrealized (gains) losses on interest-only Agency mortgage-backed securities	(30,877)	-
Net (gains) losses on trading assets	(2,871)	(18,812)
Gain on investment in affiliate, equity method	-	(98)
Proceeds from repurchase agreements from RCap	127,052,942	302,730,166
Payments on repurchase agreements from RCap	(122,741,955)	(297,961,656)
Proceeds from reverse repurchase agreements to RCap	54,896,766	56,147,084
Payments on reverse repurchase agreements to RCap	(56,577,802)	(56,488,990)
Proceeds from reverse repurchase agreements to Shannon	93,892	-
Payments on reverse repurchase agreements to Shannon	(92,591)	-
Proceeds from securities borrowed	6,683,283	993,039
Payments on securities borrowed	(6,877,004)	(1,145,077)
Proceeds from securities loaned	32,002,954	1,175,210
Payments on securities loaned	(31,931,006)	(1,033,199)
Proceeds from U.S. Treasury Securities	15,808,494	8,123,321
Payments on U.S. Treasury Securities	(14,086,314)	(8,198,723)
Net payments on derivatives	849	(971)
Net change in:
Other assets	(5,918)	(64,055)
Accrued interest and dividend receivable	(10,568)	(48,671)
Advisory and service fees receivable	(58)	(459)
Accrued interest payable	(9,857)	(2,665)
Accounts payable and other liabilities	50,704	70,166
Net cash provided by (used in) operating activities	4,994,435	4,956,283
Cash flows from investing activities:
Payments on purchases of Agency mortgage-backed securities and debentures	(20,099,149)	(26,657,476)
Proceeds from sales of Agency mortgage-backed securities and debentures	4,770,341	3,397,846
Principal payments on Agency mortgage-backed securities	7,376,488	5,549,651
Proceeds from Agency debentures called	151,640	594,246
Principal payments on corporate debt	1,335	468
Net gains (losses) on other derivative securities	-	14,998
Earn out payment	(13,387)
Net cash provided by (used in) investing activities	(7,812,732)	(17,100,267)
Cash flows from financing activities:
Proceeds from repurchase agreements	82,930,109	65,447,646
Principal payments on repurchase agreements	(79,618,116)	(55,765,779)
Proceeds from exercise of stock options	1,842	2,437
Net proceeds from direct purchases and dividend reinvestments	-	1,142
Net (payment) proceeds from follow-on offerings	(231)	2,941,411
Dividends paid	(556,744)	(408,487)
Net cash provided by (used in) financing activities	2,756,860	12,218,370
Net (decrease) increase in cash and cash equivalents	(61,437)	74,386
Cash and cash equivalents, beginning of period	994,198	282,626
Cash and cash equivalents, end of period	$932,761	$357,012

Supplemental disclosure of cash flow information:
Interest received	$1,125,003	$971,380
Dividends received	$8,283	$7,602
Fees received	$20,708	$16,748
Interest paid (excluding interest paid on interest rate swaps)	$134,099	$123,421
Net interest paid on interest rate swaps	$220,615	$200,848
Taxes paid	$21,401	$22,401

Noncash investing activities:
Receivable for Investments sold	$454,278	$320,465
Payable for Investments purchased	$5,708,412	$2,476,409
Payable for investments purchased with affiliate	-	$57,500
Net change in unrealized loss on available-for-sale securities and interest rate swaps, net of reclassification adjustment	$(242,558)	$(155,114)

Noncash financing activities:
Dividends declared, not yet paid	$534,401	$498,697
Conversion of Series B cumulative preferred stock	$32,232	$48
Contingent beneficial conversion feature on Convertible Senior Notes	$23,321	-

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

A summary of the Company’s significant accounting policies follows:

Basis of Accounting

The accompanying consolidated financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's consolidated financial position, results of operations and cash flows have been included and are of a normal and recurring nature.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, FIDAC, FIDAC Europe, FIDAC FSI, Merganser, RCap, Shannon, Charlesfort and the Fund.  All intercompany balances and transactions have been eliminated in consolidation.

Beginning with the Company’s consolidated financial statements for the six month period ending June 30, 2011, interest expense related to interest rate swaps for prior periods has been reclassified to conform to the current presentation (i.e., presented in Other income (loss) as Realized gains (losses) on interest rate swaps).

Cash and Cash Equivalents - Cash and cash equivalents include cash on hand and cash held in money market funds on an overnight basis.

Reverse Repurchase Agreements - RCap enters into reverse repurchase agreements as part of the Company’s matched book trading activity. Reverse repurchase agreements are recorded on trade date at the contract amount and are collateralized by mortgage-backed or other securities. Margin calls are made by the Company as necessary based on the daily valuation of the underlying collateral as compared to the contract price. The Company generates income from the spread between what is earned on the reverse repurchase agreements and what is paid on the matched repurchase agreements. The Company’s policy is to obtain possession of collateral with a market value in excess of the principal amount loaned under reverse repurchase agreements. To ensure that the market value of the underlying collateral remains sufficient, collateral is valued daily, and the Company will require counterparties to deposit additional collateral, when necessary.  All reverse repurchase activities are transacted under master repurchase agreements that give the Company the right, in the event of default, to liquidate collateral held and to offset receivables and payables with the same counterparty.

Securities borrowed and loaned transactions – RCap records securities borrowed and loaned transactions at fair value. Securities borrowed transactions require RCap to provide the counterparty with collateral in the form of cash. RCap receives collateral in the form of cash for securities loaned transactions. For these transactions, the fees received or paid by RCap are recorded as interest income or expense, respectively. On a daily basis, market value changes of securities borrowed or loaned against the collateral value and RCap may require counterparties to deposit additional collateral or may require RCap to return collateral pledged, when appropriate.

U.S. Treasury Securities — RCap trades in U.S. Treasury securities for its proprietary portfolio, which consists of long and short positions on U.S Treasury notes and bonds. U.S. Treasury securities are classified as trading investments and are recorded on the trade date at cost. Changes in fair value are reflected in the Company’s statement of operations. Generally the Company does not hold the U.S. Treasury bills, notes and bonds to maturity and realizes gains and losses from trading those positions. Interest income or expense on U.S Treasury notes and bonds is accrued based on the outstanding principal amount of those investments and their stated terms.

Investment Securities –Agency mortgage-backed securities, Agency debentures, and corporate debt are referred to herein as “Investment Securities.”  Although the Company generally intends to hold most of its Investment Securities until maturity, it may, from time to time, sell any of its Investment Securities as part of its overall management of its portfolio.  Investment Securities classified as available-for-sale are reported at fair values estimated by management that are compared to independent sources for reasonableness, with unrealized gains and losses reported as a component of stockholders’ equity. Investment Securities transactions are recorded on the trade date.  Realized gains and losses on sales of Investment Securities are determined using the average cost.

On April 1, 2011, the Company elected the fair value option for interest-only mortgage-backed securities acquired on or after such date. These Agency interest-only mortgage-backed securities represent the Company’s right to receive a specified proportion of the contractual interest flows of specific Agency mortgaged-backed securities.  Agency Interest-only mortgage-backed securities acquired on or after April 1, 2011 are measured at fair value through earnings in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).  The interest-only securities are included in Agency mortgage-backed securities, at fair value on the accompanying Consolidated Statements of Financial Condition.

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

Interest income from coupon payments is accrued based on the outstanding principal amount of the Investment Securities and their contractual terms.  Premiums and discounts associated with the purchase of the Investment Securities are amortized into interest income over the projected lives of the securities using the interest method.  The Company’s policy for estimating prepayment speeds for calculating the effective yield is to evaluate historical performance, consensus prepayment speeds, and current market conditions.  Adjustments are made for actual prepayment activity.

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

Other-Than-Temporary Impairment –Management evaluates available-for-sale securities for other-than-temporary impairment at least quarterly, and more frequently when economic or market concerns warrant such evaluation.  The Company determines if it (1) has the intent to sell the securities, (2) is more likely than not that it will be required to sell the securities before recovery, or (3) does not expect to recover the entire amortized cost basis of the securities.  Further, the security is analyzed for credit loss (the difference between the present value of cash flows expected to be collected and the amortized cost basis).  The credit loss, if any, will then be recognized in the Consolidated Statements of Operations, while the balance of losses related to other factors will be recognized in other comprehensive income (“OCI”).  There was no other-than-temporary impairment for the quarters ended March 31, 2012 and 2011.

Derivative Instruments – The Company accounts for interest rate swaps at fair value as either assets or liabilities on the Consolidated Statements of Financial Condition.  Changes in the fair value of interest rate swaps are recognized in earnings.  The Company uses interest rate swaps to manage its exposure to changing interest rates on its repurchase agreements. Net payments on interest rate swaps are included in the Consolidated Statements of Cash Flows as a component of operating activities.

The Company elected to net, by counterparty, the fair value of interest rate swap contracts.  These contracts contain legally enforceable provisions that allow for netting or setting off swap receivables and payables with each counterparty and, therefore, the fair value of those swap contracts are netted by counterparty.  The credit support annex provisions of the Company’s interest rate swap contracts allow the parties to mitigate their credit risk by requiring the party which is out of the money to post collateral. As the Company elects to net by counterparty the fair value of interest rate swap contracts, it also nets by counterparty any collateral exchanged as part of the interest rate swap contracts.  Substantially all collateral is non-cash collateral under these contracts.  In addition, the Company’s agreements with certain of its counterparties with whom it has both interest rate swap contracts and master repurchase agreements contain legally enforceable provisions that allow for netting or setting off of on an aggregate basis all receivables, payables and collateral postings required under both the interest rate swap contract and the master repurchase agreement with respect to each such counterparty.

RCap primarily enters into exchange traded U.S. interest rate, equity index, and FX futures and options contracts as well as German interest rate futures contracts for speculative  or hedging purposes. RCap maintains a margin account which is settled daily with futures and options commission merchants. Changes in the unrealized gains or losses on the futures and options contracts are reflected in the Company’s Consolidated Statements of Operations.  Unrealized gains (losses) are excluded from net income (loss) in arriving at cash flows from operating activities in the Consolidated Statements of Cash Flows.

Credit Risk – The Company has limited its exposure to credit losses on its portfolio of Agency mortgage-backed securities by only purchasing securities issued by Freddie Mac, Fannie Mae or Ginnie Mae and Agency debentures issued by the FHLB, Freddie Mac and Fannie Mae.  The payment of principal and interest on the Freddie Mac and Fannie Mae Agency mortgage-backed securities are guaranteed by those respective agencies, and the payment of principal and interest on Ginnie Mae Agency mortgage-backed securities are backed by the full faith and credit of the U.S. government.  Principal and interest on Agency debentures are guaranteed by the agency issuing the debenture.  Substantially all of the Company’s Investment Securities have an actual or implied “AAA” rating.  The Company faces credit risk on the portions of its portfolio which are not Agency mortgage-backed securities and Agency debentures.

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

Repurchase Agreements - The Company finances the acquisition of a significant portion of its Agency mortgage-backed securities with repurchase agreements.   None of the Company’s repurchase agreements are accounted for as components of linked transactions.  The Company examines each of the specified criteria in ASC 860-10-40-42 and ASC 860-10-40-44 at the inception of each transaction and has determined that each of the financings meet the specified criteria in this guidance.  As a result, the Company separately accounts for the financial assets and related repurchase financings in the accompanying consolidated financial statements.

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

Convertible Senior Notes – The Company records the Convertible Senior Notes at their contractual amounts, adjusted by the effect of the beneficial conversion feature.  The Convertible Senior Notes have a conversion price adjustment feature that is evaluated at the time of the conversion price adjustment.  A contingent beneficial conversion feature may be recognized as a result of adjustments to the conversion price for dividends declared.  The Company determined the intrinsic value of the contingent beneficial conversion feature.  This intrinsic value is included in “Additional paid in capital” on the Company’s Consolidated Statements of Financial Condition and, therefore, reduces the liability associated with the Convertible Senior Notes.

Cumulative Convertible Preferred Stock - The Series B Cumulative Convertible Preferred Stock (the “Series B Preferred Stock”) contains fundamental change provisions that allow the holder to redeem the Series B Preferred Stock for cash if certain events occur.  As redemption under these provisions is not solely within the Company’s control, for the periods that the Company had Series B Preferred Stock issued and outstanding, the Company classified the Series B Preferred Stock as temporary equity in the accompanying Consolidated Statements of Financial Condition.

Income Taxes - The Company has elected to be taxed as a REIT and intends to comply with the provisions of the Internal Revenue Code of 1986, as amended (the “Code”), with respect thereto.  Accordingly, the Company will not be subjected to federal income tax to the extent of its distributions to shareholders and as long as certain asset, income and stock ownership tests are met.  The Company and its direct and indirect subsidiaries, FIDAC, FIDAC Europe, Merganser and RCap, have made separate joint elections to treat these subsidiaries as taxable REIT subsidiaries.  As such, each of the taxable REIT subsidiaries are taxable as a domestic C corporation and subject to federal, state, and local income taxes based upon their taxable income.

The provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes, clarify the accounting for uncertainty in income taxes recognized in financial statements and prescribe a recognition threshold and measurement attribute for tax positions taken or expected to be taken on a tax return. ASC 740 also requires that interest and penalties related to unrecognized tax benefits be recognized in the financial statements. The Company does not have any unrecognized tax benefits that would affect its financial position.  Thus, no accruals for penalties and interest were necessary as of March 31, 2012.

Goodwill and Intangible Assets - The Company’s acquisitions of FIDAC, Merganser, and FIDAC Europe were accounted for using the purchase method.  Under the purchase method, net assets and results of operations of acquired companies are included in the consolidated financial statements from the date of acquisition. The costs of FIDAC and Merganser were allocated to the assets acquired, including identifiable intangible assets, and the liabilities assumed based on their estimated fair values at the date of acquisition. The excess of purchase price over the fair value of the net assets acquired was recognized as goodwill.  In addition, FIDAC Europe acquired a customer relationship after its formation. Goodwill and intangible assets are periodically (but not less frequently than annually) reviewed for potential impairment.  Intangible assets with an estimated useful life amortize over the expected life.  During the quarters ended March 31, 2012 and 2011, there were no impairment losses recognized related to goodwill and intangible assets.

Stock Based Compensation - The Company is required to measure and recognize in the consolidated financial statements the compensation cost relating to share-based payment transactions.  The Company recognizes compensation expense on a straight-line basis over the requisite service period for the entire award.

Use of Estimates - The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  All assets classified as trading or available-for-sale and interest rate swaps are reported at their estimated fair value, based on market prices.  The Company’s policy is to obtain fair values from one or more independent sources to compare to internal prices for reasonableness.  Actual results could differ from those estimates.

A Summary of Recent Accounting Pronouncements Follows:

Presentation

Balance Sheet (Topic 210)

On December 23, 2011, the FASB released Accounting Standards Update (“ASU”) 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.  Under this update, the Company will be required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and transactions subject to an agreement similar to a master netting arrangement.  The scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements and securities borrowing and securities lending arrangements.   This disclosure is intended to enable financial statement users to understand the effect of such arrangements on the Company’s financial position.  The objective of this update is to support further convergence between U.S. GAAP and International Financial Reporting Standards (“IFRS”).  This update is effective for annual reporting periods beginning on or after January 1, 2013.

Comprehensive Income (Topic 220)

In June 2011, the FASB released ASU 2011-05 Comprehensive Income: Presentation of Comprehensive Income, which attempts to improve the comparability, consistency, and transparency of financial reporting and increase the prominence of items reported in other comprehensive income (“OCI”).  ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of net income and comprehensive income or two separate consecutive statements.  Either presentation requires the presentation on the face of the financial statements any reclassification adjustments for items that are reclassified from OCI to net income in the statements.  There is no change in what must be reported in OCI or when an item of OCI must be reclassified to net income.  This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  This update resulted in additional disclosure, but had no significant effect on the Company’s consolidated financial statements.  On December 23, 2011, the FASB issued ASU 2011-12, Comprehensive Income: Deferral of Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income In ASU No. 2011-05, which defers those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments out of accumulated OCI.  This was done to allow the FASB time to re-deliberate the presentation on the face of the financial statements the effects of reclassifications out of accumulated OCI on the components of net income and OCI.  No other requirements under ASU 2011-05 are affected by ASU 2011-12.

Assets

Intangibles – Goodwill and Other (Topic 350)

In September 2011, the FASB released ASU 2011-08, Intangibles-Goodwill and Other: Testing Goodwill for Impairment, which allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.   The objective of the update is to simplify how entities test goodwill for impairment.  Under this update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.  This update if effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  This update is not expected to  have a significant impact on the Company’s consolidated financial statements.

Broad Transactions

Fair Value Measurements and Disclosures (Topic 820)

In May 2011, the FASB released ASU 2011-04 Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, further converging U.S. GAAP and IFRS by providing common fair value measurement and disclosure requirements.  FASB made changes to the fair value measurement guidance, which include: 1) Prohibiting the inclusion of block discounts in all fair value measurements, not just Level 1 measurements, 2) Adding guidance on when to include other premiums and discounts in fair value measurements,  3) Clarifying that the concepts of “highest and best use” and “valuation premise” apply only when measuring the fair value of non-financial assets and 4) Adding an exception that allows the measurement of a group of financial assets and liabilities with offsetting risks (e.g., a portfolio of derivative contracts) at their net exposure to a particular risk if certain criteria are met.  ASU 2011-04 also requires additional disclosure related to items categorized as Level 3 in the fair value hierarchy, including a description of the processes for valuing these assets, providing quantitative information about the significant unobservable inputs used to measure fair value, and in certain cases, explaining the sensitivity of the fair value measurements to changes in unobservable inputs.  This guidance is effective for interim and annual reporting periods beginning after December 15, 2011.  The Company does not hold any Level 3 assets and therefore, this update has no significant effect on the Company’s consolidated financial statements.

Transfers and Servicing (Topic 860)

In April 2011, the FASB issued ASU 2011-03, Transfers and Servicing: Reconsideration of Effective Control for Repurchase Agreements.  In a typical repurchase agreement transaction, an entity transfers financial assets to the counterparty in exchange for cash with an agreement for the counterparty to return the same or equivalent financial assets for a fixed price in the future.  Previous to this update, one of the factors in determining whether sale treatment could be used was whether the transferor maintained effective control of the transferred assets and in order to do so, the transferor must have the ability to repurchase such assets. In connection with the issuance of ASU 2011-03, the FASB concluded that the assessment of effective control should focus on a transferor’s contractual rights and obligations with respect to transferred financial assets, rather than whether the transferor has the practical ability to perform in accordance with those rights or obligations.  ASU 2011-03 removes the transferor’s ability criterion from consideration of effective control.  This update is effective for the first interim or annual period beginning on or after December 15, 2011.  As the Company records repurchase agreements as secured borrowings and not sales, this update has no significant effect on the Company’s consolidated financial statements.

Financial Services – Investment Companies (Topic 946)

In October 2011, the FASB issued a proposed ASU 2011-20, Financial Services-Investment Companies: Amendments to the Scope, Measurement, and Disclosure Requirements, which would amend the criteria in Topic 946 for determining whether an entity qualifies as an investment company.  As proposed, this ASU would affect the measurement, presentation and disclosure requirements for Investment Companies, as defined, amend the investment company definition in ASC 946, and remove the current exemption for Real Estate Investment Trusts from this topic.  If promulgated in its current form, this proposal may result in a material modification to the presentation of the Company’s consolidated financial statements.  The Company is monitoring developments related to this proposal and is evaluating the effects it would have on the Company’s consolidated financial statements.

2.           AGENCY MORTGAGE-BACKED SECURITIES

The following tables present the Company’s available-for-sale Agency mortgage-backed securities portfolio as of March 31, 2012 and December 31, 2011 which were carried at their fair value:

March 31, 2012	Freddie Mac	Fannie Mae	Ginnie Mae	Total Mortgage- Backed Securities
	(dollars in thousands)

Agency mortgage-backed securities, par value	$42,386,729	$60,938,081	$422,593	$103,747,403
Unamortized discount	(10,707)	(14,002)	(397)	(25,106)
Unamortized premium	1,574,514	2,257,250	13,618	3,845,382
Amortized cost	43,950,536	63,181,329	435,814	107,567,679

Gross unrealized gains	901,495	1,959,082	25,824	2,886,401
Gross unrealized losses	(63,301)	(98,386)	(681)	(162,368)

Estimated fair value	$44,788,730	$65,042,025	$460,957	$110,291,712

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(dollars in thousands)

Adjustable rate	$8,023,120	$362,342	$(3,274)	$8,382,188
Fixed rate	99,544,559	2,524,059	(159,094)	101,909,524

Total	$107,567,679	$2,886,401	$(162,368)	$110,291,712

December 31, 2011	Freddie Mac	Fannie Mae	Ginnie Mae	Total Mortgage- Backed Securities
	(dollars in thousands)

Agency mortgage-backed securities, par value	$34,395,542	$63,066,372	$500,968	$97,962,882
Unamortized discount	(9,874)	(13,632)	(399)	(23,905)
Unamortized premium	1,139,881	2,205,138	15,949	3,360,968
Amortized cost	35,525,549	65,257,878	516,518	101,299,945

Gross unrealized gains	973,476	2,081,282	31,474	3,086,232
Gross unrealized losses	(15,243)	(118,871)	(1,008)	(135,122)

Estimated fair value	$36,483,782	$67,220,289	$546,984	$104,251,055

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(dollars in thousands)

Adjustable rate	$8,698,746	$345,642	$(3,188)	$9,041,200
Fixed rate	92,601,199	2,740,590	(131,934)	95,209,855

Total	$101,299,945	$3,086,232	$(135,122)	$104,251,055

Actual maturities of Agency mortgage-backed securities are generally shorter than stated contractual maturities because actual maturities of Agency mortgage-backed securities are affected by the contractual lives of the underlying mortgages, periodic payments and prepayments of principal.  The following table summarizes the Company’s Agency mortgage-backed securities as of March 31, 2012 and December 31, 2011, according to their estimated weighted-average life classifications:

	March 31, 2012		December 31, 2011
		Amortized		Amortized
Weighted-Average Life	Fair Value	Cost	Fair Value	Cost
	(dollars in thousands)
Less than one year	$989,243	$978,277	$1,715,530	$1,697,101
Greater than one year through five years	98,216,572	95,495,043	97,344,791	94,534,782
Greater than five years through ten years	10,822,643	10,839,087	4,447,540	4,348,841
Greater than 10 years	263,254	255,272	743,194	719,221
Total	$110,291,712	$107,567,679	$104,251,055	$101,299,945

The weighted-average lives of the Agency mortgage-backed securities at March 31, 2012 and December 31, 2011 in the table above are based upon data provided through subscription-based financial information services, assuming constant principal prepayment rates to the reset date of each security.  The prepayment model considers current yield, forward yield, steepness of the yield curve, current mortgage rates, mortgage rate of the outstanding loans, loan age, margin, volatility, and other factors.  The actual weighted average lives of the Agency mortgage-backed securities could be longer or shorter than estimated.

The following table presents the gross unrealized losses and estimated fair value of the Company’s Agency mortgage-backed securities by length of time that such securities have been in a continuous unrealized loss position at March 31, 2012 and December 31, 2011.

	Unrealized Loss Position For:
	(dollars in thousands)
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

March 31, 2012	$13,196,248	$(104,811)	$665,151	$(57,557)	$13,861,399	$(162,368)
December 31, 2011	$1,087,552	$(118,593)	$883,143	$(16,529)	$1,970,695	$(135,122)

The decline in value of these securities is solely due to market conditions and not the quality of the assets.  Substantially all of the Agency mortgage-backed securities are “AAA” rated or carry an implied “AAA” rating.  The investments are not considered to be other-than-temporarily impaired because the Company currently has the ability and intent to hold the investments to maturity or for a period of time sufficient for a forecasted market price recovery up to or beyond the cost of the investments, and it is not more likely than not that the Company will be required to sell the investments before recovery of the amortized cost bases, which may be maturity.  Also, the Company is guaranteed payment of the principal amount of the securities by the respective issuing government agency.

During the quarter ended March 31, 2012, the Company sold $5.1 billion of Agency mortgage-backed securities, resulting in a net realized gain of $80.3 million.  During the quarter ended March 31, 2011, the Company sold $3.3 billion of Agency Mortgage-Backed Securities, resulting in a net realized gain of $20.9 million. Average cost is used for calculating gains or losses on securities sold.

Agency interest-only mortgage-backed securities represent the right to receive a specified portion of the contractual interest flows of the underlying unamortized principal balance of specific Agency mortgage-backed securities.  As of March 31, 2012, Agency interest-only mortgage-backed securities had net unrealized losses of $81.6 million (consisting of net unrealized losses of $16.6 million included in accumulated deficit and net unrealized losses of $65.0 million included in other comprehensive income) and an amortized cost of $492.4 million.

3.            INVESTMENTS IN AFFILIATES, AVAILABLE FOR SALE EQUITY SECURITIES

Substantially all of the Company’s available-for-sale equity securities are shares of Chimera Investment Corporation (“Chimera”) and CreXus Investment Corp. (“CreXus”) and are reported at fair value.  The Company owned approximately 45.0 million shares of Chimera at a fair value of approximately $127.3 million at March 31, 2012 and approximately 45.0 million shares of Chimera at a fair value of approximately $112.9 million at December 31, 2011.  At March 31, 2012 and December 31, 2011, the investment in Chimera had an unrealized loss of $11.6 million and an unrealized loss of $25.9 million, respectively. The Company owned approximately 9.5 million shares of CreXus at a fair value of approximately $98.5 million at March 31, 2012 and approximately 9.5 million shares of CreXus at a fair value of approximately $98.9 million at December 31, 2011.  At March 31, 2012 and December 31, 2011, the investment in CreXus had an unrealized loss of $26.9 million and an unrealized loss of $26.5 million, respectively.

The Company has evaluated the near-term prospects of its investment in affiliates in relation to the severity and length of time of the impairment.  Based on this evaluation, management has determined that its investment in affiliates is not considered to be other-than-temporarily impaired as of March 31, 2012 and December 31, 2011 as the Company has the intent and ability to retain its investments for a period of time sufficient to allow for any anticipated recovery in market value.

4.           GOODWILL

Merganser’s prior owners received additional consideration under the merger agreement.  The Company paid $13.4 million of this earn-out during the first quarter of 2012.  Amounts paid under this provision were recorded as additional goodwill.

5.           FAIR VALUE MEASUREMENTS

The Company follows fair value guidance in accordance with U.S. GAAP to account for its financial instruments.  The Company categorizes its financial instruments, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy.  The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument. Financial assets and liabilities recorded at fair value on the consolidated statements of financial condition or disclosed in the related notes are categorized based on the inputs to the valuation techniques as follows:

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

Agency mortgage-backed securities, Agency debentures and interest rate swaps are valued using quoted prices, including dealer quotes, or internally estimated prices for similar assets.  The Company incorporates common market pricing methods, including a spread measurement to the Treasury curve as well as underlying characteristics of the particular security including coupon, periodic and life caps, rate reset period and expected life of the security in its estimates of fair value.  Management ensures that current market conditions are reflected in its estimates of fair value.  Management compares internal prices to independent third party sources and dealer quotes for reasonableness.

The fair value of securities loaned at fair value, U.S. Treasury securities, securities borrowed and loaned, investments in affiliates and equity investments are based on quoted prices in active markets.

The Company’s Investment Securities characteristics are as follows:

	Weighted Average Coupon on Fixed Rate Investments	Weighted Average Coupon on Adjustable Rate Investments	Weighted Average Yield on Fixed Rate Investments	Weighted Average Yield on Adjustable Rate Investments	Weighted Average Lifetime Cap on Adjustable Investments	Weighted Average Term to Next Adjustment on Adjustable Rate Investments

At March 31, 2012	4.63%	3.72%	3.25%	2.78%	8.80%	38 months
At December 31, 2011	4.71%	3.88%	3.07%	2.79%	9.64%	41 months

The classification of assets and liabilities by level remains unchanged at March 31, 2012, when compared to December 31, 2011.  The Company’s financial assets and liabilities carried at fair value on a recurring basis are valued as follows:

	Level 1	Level 2	Level 3
At March 31, 2012	(dollars in thousands)
Assets:
U.S. Treasury Securities	$2,622,714	$-	-
Securities borrowed	-	1,122,453	-
Agency mortgage-backed securities	-	110,291,712	-
Agency debentures	-	1,499,127	-
Investment in affiliates	225,818	-	-
Equity securities	4,470	-	-
Other derivative contracts	321	-	-
Liabilities:
U.S. Treasury securities sold, not yet purchased	2,577,905	-	-
Interest rate swaps	-	2,211,048	-
Securities loaned	-	876,849	-

	Level 2
At December 31, 2011	(dollars in thousands)
Assets:
U.S. Treasury securities	$928,547	$-	-
Securities borrowed	-	928,732	-
Agency mortgage-backed securities	-	104,251,055	-
Agency debentures	-	889,580	-
Investments in affiliates	211,970	-	-
Equity securities	3,891	-	-
Other derivative contracts	113	-	-
Liabilities:
U.S. Treasury securities sold, not yet purchased	826,912	-	-
Interest rate swaps	-	2,552,687	-
Securities loaned	-	804,901	-

The following table summarized the estimated fair value for all financial assets and liabilities as of March 31, 2012 and December 31, 2011.

	March 31, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(dollars in thousands)
Financial assets:
Cash and cash equivalents(1)	$932,761	$932,761	$994,198	$994,198
Reverse repurchase agreements(1)	2,540,601	2,540,601	860,866	860,866
U.S. Treasury Securities(2)	2,622,714	2,622,714	928,547	928,547
Securities borrowed(2)	1,122,453	1,122,453	928,732	928,732
Agency mortgage-backed securities	110,291,712	110,291,712	104,251,055	104,251,055
Agency debentures	1,499,127	1,499,127	889,580	889,580
Investment in affiliates(2)	225,818	225,818	211,970	211,970
Receivable from Prime Broker	3,272	3,272	3,272	3,272
Equity securities(2)	4,470	4,470	3,891	3,891
Corporate debt(3)	50,806	51,558	52,073	52,628
Other derivatives(2)	321	321	113	113

Financial liabilities:
U.S. Treasury Securities sold, not yet purchased(2)	$2,577,905	$2,577,905	$826,912	$826,912
Repurchase agreements(1)(4)	91,720,865	92,025,618	84,097,885	84,369,817
Securities loaned(2)	876,849	876,849	804,901	804,901
Convertible Senior Notes(2)	524,420	700,284	539,913	685,500
Interest rate swaps	2,211,048	2,211,048	2,504,006	2,504,006

(1)	Carrying value approximates fair value due to the short-term maturities of these items.
(2)	Fair value is determined using end of day quoted prices in active markets.
(3)	The carrying value of the corporate debt is based on amortized cost. Estimates of fair value of corporate debt require the use of significant judgments and inputs including, but not limited to, the enterprise value of the borrower (i.e., an estimate of the total fair value of the borrower's debt and equity), the nature and realizable value of any collateral, the borrower’s ability to make payments when due and its earnings history. Management also considers factors that affect the macro and local economic markets in which the borrower operates.
(4)	The fair value of repurchase agreements with maturities greater than one year are valued as pay fixed versus receive floating interest rate swaps.

6.           REPURCHASE AGREEMENTS

The Company had outstanding $91.7 billion and $84.1 billion of repurchase agreements with weighted average borrowing rates of 1.46% and 1.59%, after giving effect to the Company’s interest rate swaps, and weighted average remaining maturities of 127 days and 103 days as of March 31, 2012 and December 31, 2011, respectively.  Investment Securities and U.S. Treasury Securities pledged as collateral under these repurchase agreements and interest rate swaps had an estimated fair value and accrued interest of $98.7 billion and $353.0 million at March 31, 2012, respectively, and $91.3 billion and $337.0 million at December 31, 2011, respectively.

At March 31, 2012 and December 31, 2011, the repurchase agreements had the following remaining maturities and weighted average rates:

	March 31, 2012		December 31, 2011
	Repurchase Agreements	Weighted Average Rate	Repurchase Agreements	Weighted Average Rate
	(dollars in thousands)
1 day	$-	-	$508,647	0.50%
2 to 29 days	33,864,266	0.34%	33,780,070	0.37%
30 to 59 days	17,369,700	0.36%	28,346,380	0.37%
60 to 89 days	4,686,160	0.41%	3,699,425	0.93%
90 to 119 days	12,690,027	0.38%	6,781,137	0.37%
Over 120 days	23,110,712	0.86%	10,982,226	1.39%
Total	$91,720,865	0.49%	$84,097,885	0.53%

The Company did not have an amount at risk greater than 10% of the equity of the Company with any counterparty as of March 31, 2012 or December 31, 2011.

 7.       DERIVATIVE INSTRUMENTS

In connection with the Company’s interest rate risk management strategy, the Company economically hedges a portion of its interest rate risk by entering into derivative financial instrument contracts.  As of March 31, 2012, such instruments are comprised of interest rate swaps, which in effect modify the cash flows on repurchase agreements, or convert floating rate liabilities to fixed rates.  The use of interest rate swaps creates exposure to credit risk relating to potential losses that could be recognized if the counterparties to these instruments fail to perform their obligations under the contracts.  The purpose of the swaps is to mitigate the risk of rising interest rates that affect the Company’s cost of funds.  In the event of a default by the counterparty, the Company could have difficulty obtaining its Investment Securities pledged as collateral for swaps.  The Company does not anticipate any defaults by its counterparties.  The Company’s interest rate swaps have not been designated as hedging instruments for accounting purposes.

The location and fair value of interest rate swaps reported in the Consolidated Statements of Financial Condition as of March 31, 2012 and December 31, 2011 are as follows:

	Location on Consolidated Statements of Financial Condition	Notional Amount	Net Estimated Fair Value
		(dollars in thousands)
March 31, 2012	Assets: Interest rate swaps, at fair value	-	-
March 31, 2012	Liabilities: Interest rate swaps, at fair value	$42,112,740	$(2,211,048)
December 31, 2011	Assets: Interest rate swaps, at fair value	-	-
December 31, 2011	Liabilities: Interest rate swaps, at fair value	$40,109,880	$(2,552,687)

The effect of  interest rate swaps on the Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	Location on Consolidated Statements of Operations and Comprehensive Income
	Realized Gains (Losses) on Interest Rate Swaps*	Gain (loss) on Termination of Interest Rate Swaps	Unrealized Gains (Losses) on Interest Rate Swaps
	(dollars in thousands)
For the Quarter Ended March 31, 2012	$(219,340)	$(2,385)	$341,639
For the Quarter Ended March 31, 2011	$(206,148)	-	$169,308

* Net interest payments on interest rate swaps is presented in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) as realized gains (losses) on interest rate swaps.

The Company’s interest rate swap weighted average pay rate at March 31, 2012 was 2.42% and the weighted average receive rate was 0.31%.  The weighted average pay rate at December 31, 2011 was 2.55% and the weighted average receive rate was 0.33%.  Without netting the market value of the swaps by dealer at March 31, 2012, the gross unrealized losses on interest rate swaps was $2.2 billion, with a notional amount of $39.1 billion and the gross unrealized gains on interest rate swaps was $20.5 million with a notional amount of $3.0 billion.  Without netting the market value of the swaps by dealer at December 31, 2011, the gross unrealized loss on interest rate swaps was $2.6 billion, with a notional amount of $40.1 billion.

In connection with RCap’s proprietary trading activities, it has entered into exchange traded U.S. interest rate, equity index, and FX futures and options contracts as well as German interest rate futures contracts for speculative or hedging purposes. RCap invests in futures and options contracts for economic hedging purposes to reduce exposure to changes in yields of its U.S Treasury securities and for speculative purposes to achieve capital appreciation.  The use of options contracts creates exposure to credit risk relating to potential losses that could be recognized if the counterparties to these instruments fail to perform their obligations under the contracts.  RCap executes these trades through an independent futures and options broker

8.     CONVERTIBLE SENIOR NOTES

In 2010, the Company issued $600.0 million in aggregate principal amount of its 4% convertible senior notes due 2015 (“Convertible Senior Notes”) for net proceeds of approximately $582.0 million.  Interest on the Convertible Senior Notes is paid semi-annually at a rate of 4% per year and the Convertible Senior Notes will mature on February 15, 2015 unless repurchased or converted earlier.  The Convertible Senior Notes are convertible into shares of Common Stock at a conversion rate for each $1,000 principal amount of Convertible Senior Notes.  The initial conversion rate was 46.6070.  The conversion rate at March 31, 2012 was 64.4069, which is equivalent to an initial conversion price and conversion price at March 31, 2012 of approximately $21.4560 and $15.5263 per share of Common Stock, respectively, subject to adjustment in certain circumstances.  There is no limit on the total number of shares of Common Stock that the Company would be required to issue, upon a conversion.

During the quarter ended March 31, 2012, the Company determined that the Convertible Senior Notes included a contingent beneficial conversion feature.  During the quarter ended March 31, 2011, the Convertible Senior Notes were not considered to have a contingent beneficial conversion feature.  The intrinsic value of the contingent beneficial conversion feature was $75.6 million at March 31, 2012, which is reflected in Additional paid in capital on the Company’s Consolidated Statements of Financial Condition, and serves to reduce the Convertible Senior Notes liability.  The $75.6 million discount to the principal amount of the Convertible Senior Notes is recognized in interest expense over the remaining life of the notes using the effective yield method.

9.     PREFERRED STOCK AND COMMON STOCK

(A)  Common Stock
During the quarter ended March 31, 2012, 126,000 options were exercised for an aggregate exercise price of $1.8 million. During the quarter ended March 31, 2011, 183,000 options were exercised for an aggregate exercise price of $2.5 million.

During the quarter ended March 31, 2012, 1.3 million shares of Series B Preferred Stock were converted into 4.0 million shares of common stock. During the quarter ended March 31, 2011, 2,000 shares of Series B Preferred Stock were converted into 5,000 shares of common stock.

During the quarter ended March 31, 2012, the Company did not raise proceeds through the Direct Purchase and Dividend Reinvestment Program. During the quarter ended March 31, 2011, the Company raised $1.1 million by issuing 64,000 shares through the Direct Purchase and Dividend Reinvestment Program.

On March 19, 2012, the Company entered into six separate Distribution Agency Agreements (or Distribution Agency Agreements) with each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse Securities (USA) LLC, Goldman, Sachs & Co., J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC and RCap Securities, Inc. (together, the Agents).  Pursuant to the terms of the Distribution Agency Agreements, the Company may sell from time to time through the Agents, as its sales agents, up to 125,000,000 shares of the Company’s common stock.  The Company did not make any sales under the Distribution Agency Agreements during the quarter ended March 31, 2012.

On January 4, 2011, the Company entered into an agreement pursuant to which it sold 86,250,000 shares of its common stock for net proceeds of approximately $1.5 billion. This transaction settled on January 7, 2011.

On February 15, 2011, the Company entered into an agreement pursuant to which it sold 86,250,000 shares of its common stock for net proceeds of approximately $1.5 billion. This transaction settled on February 18, 2011.

During the quarter ended March 31, 2011, 183,343 options were exercised for an aggregate exercise price of $2.5 million, and 3,876 shares were granted under the Long-Term Stock Incentive Plan.

During the quarter ended March 31, 2011, 2,000 shares of Series B Preferred Stock were converted into 5,313 shares of common stock, respectively.

During the quarter ended March 31, 2011, the Company raised $1.1 million by issuing 63,795 shares through the Direct Purchase and Dividend Reinvestment Program.

(B) Preferred Stock

At March 31, 2012 and December 31, 2011, the Company had issued and outstanding 7,412,500 shares of Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”), with a par value $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The Series A Preferred Stock is entitled to a dividend at a rate of 7.875% per year based on the $25.00 liquidation preference before the common stock is entitled to receive any dividends. The Series A Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not declared) exclusively at the Company's option commencing on April 5, 2009 (subject to the Company's right under limited circumstances to redeem the Series A Preferred Stock earlier in order to preserve its qualification as a REIT). The Series A Preferred Stock is senior to the Company's common stock and is on parity with the Series B Preferred Stock with respect to dividends and distributions, including distributions upon liquidation, dissolution or winding up. The Series A Preferred Stock generally does not have any voting rights, except if the Company fails to pay dividends on the Series A Preferred Stock for six or more quarterly periods (whether or not consecutive). Under such circumstances, the Series A Preferred Stock, together with the Series B Preferred Stock, will be entitled to vote to elect two additional directors to the Board, until all unpaid dividends have been paid or declared and restricted for payment.  In addition, certain material and adverse changes to the terms of the Series A Preferred Stock cannot be made without the affirmative vote of holders of at least two-thirds of the outstanding shares of Series A Preferred Stock and Series B Preferred Stock. Through March 31, 2012, the Company had declared and paid all required quarterly dividends on the Series A Preferred Stock.

At December 31, 2011, the Company had issued and outstanding 1,331,849 shares of Series B Preferred Stock, with a par value $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). On March 27, 2012, the Company announced that it elected to convert all outstanding shares of Series B Preferred Stock into shares of common stock.  In this conversion, the Company converted 772,000 shares of Series B Preferred Stock into 2.4 million shares of common stock and the Company had no shares of Series B Preferred Stock outstanding at March 31, 2012.

The Series B Preferred Stock was paid a dividend at a rate of 6% per year on the $25.00 liquidation preference before the common stock received any dividends.  The Series B Preferred Stock was not redeemable. The Series B Preferred Stock was convertible into shares of common stock at a conversion rate that adjusted from time to time upon the occurrence of certain events, including when the Company distributed to its common shareholders in any calendar quarter cash dividends in excess of $0.11 per share. Initially, the conversion rate was 1.7730 shares of common shares per $25 liquidation preference, and the Series B Preferred Stock was converted into common stock at a conversion ratio of 3.0614 shares of common stock for each share of Series B Preferred Stock.  The Series B Preferred Stock was also convertible into common shares at the option of the Series B preferred shareholder anytime at the then prevailing conversion rate. The Series B Preferred Stock was senior to the Company's common stock and on parity with the Series A Preferred Stock with respect to dividends and distributions, including distributions upon liquidation, dissolution or winding up. The Series B Preferred Stock generally did not have any voting rights, except if the Company failed to pay dividends on the Series B Preferred Stock for six or more quarterly periods (whether or not consecutive). Under such circumstances, the Series B Preferred Stock, together with the Series A Preferred Stock, would be entitled to vote to elect two additional directors to the Board, until all unpaid dividends have been paid or declared and restricted for payment. In addition, certain material and adverse changes to the terms of the Series B Preferred Stock could not be made without the affirmative vote of holders of at least two-thirds of the outstanding shares of Series B Preferred Stock and Series A Preferred Stock. Through March 31, 2012, the Company had declared and paid all required quarterly dividends on the Series B Preferred Stock.  During the quarter ended March 31, 2012, 1.3 million shares of Series B Preferred Stock were converted into 4.0 million shares of common stock. During the quarter ended March 31, 2011, 2,000 shares of Series B Preferred Stock were converted into 5,000 shares of common stock.

 (C) Distributions to Shareholders

During the quarter ended March 31, 2012, the Company declared dividends to common shareholders totaling $534.4 million or $0.55 per share, which were paid to shareholders on April 26, 2012.  During the quarter ended March 31, 2012, the Company declared dividends to Series A Preferred shareholders totaling approximately $3.6 million or $0.492 per share, and Series B shareholders totaling approximately $289,000 or $0.375 per share, which were paid to preferred shareholders on April 2, 2012.

During the quarter ended March 31, 2011, the Company declared dividends to common shareholders totaling $498.7 million or $0.62 per share, which were paid to shareholders on April 27, 2011.  During the quarter ended March 31, 2011, the Company declared dividends to Series A Preferred shareholders totaling approximately $3.6 million or $0.492 per share, and Series B shareholders totaling approximately $619 thousand or $0.375 per share, which were paid to preferred shareholders on March 31, 2011.

10.           NET INCOME PER COMMON SHARE

The following table presents a reconciliation of the net income and shares used in calculating basic and diluted earnings per share for the quarters ended March 31, 2012 and 2011.

	For the Quarter Ended
	March 31, 2012	March 31, 2011
Net income (loss)	$901,806	$699,895
Less: Preferred stock dividends	3,938	4,267
Net income (loss) available to common shareholders, prior to adjustment for dilutive potential common shares, if necessary	897,868	695,628
Add: Preferred Series B dividends, if dilutive	-	619
Add: Interest on Convertible Senior Notes, if dilutive	6,000	6,000
Net income (loss) available to common shareholders, as adjusted	$903,868	$702,247

Weighted average shares of common stock outstanding-basic	971,728	752,414
Add: Effect of dilutive stock options, Series B Cumulative Convertible Preferred Stock and Convertible Senior Notes, if dilutive	38,861	38,580
Weighted average shares of common stock outstanding-diluted	1,010,589	790,994

Options to purchase 2.8 million shares of common stock were outstanding and considered anti-dilutive as their exercise price exceeded the average stock price for the quarter ended March 31, 2012.  Options to purchase 565,000 shares of common stock were outstanding and considered anti-dilutive as their exercise price exceeded the average stock price for the quarter ended March 31, 2011.

11.            LONG-TERM STOCK INCENTIVE PLANS

The Company has adopted the 2010 Equity Incentive Plan, which authorizes the Compensation Committee of the board of directors to grant options, stock appreciation rights, dividend equivalent rights, or other share-based awards, including restricted shares up to an aggregate of 25,000,000 shares, subject to adjustments as provided in the 2010 Equity Incentive Plan.   The Company had adopted a long term stock incentive plan for executive officers, key employees and non-employee directors (the Prior Plan).  The Prior Plan authorized the Compensation Committee of the board of directors to grant awards, including non-qualified options as well as incentive stock options as defined under Section 422 of the Code.  The Prior Plan authorized the granting of options or other awards for an aggregate of the greater of 500,000 shares or 9.5% of the diluted outstanding shares of the Company’s common stock, up to a ceiling of 8,932,921 shares.  No further awards will be made under the Prior Plan, although existing awards remain effective.

Stock options were issued at the market price on the date of grant, subject to an immediate or four year vesting in four equal installments with a contractual term of 5 or 10 years.

The Company has issued and outstanding the following stock options as of March 31, 2012 and 2011:

	For the Quarter Ended
	March 31, 2012		March 31, 2011
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding at the beginning of period	6,216,805	$15.57	6,891,975	$15.33
Granted	-	-	-	-
Exercised	(126,394)	14.57	(183,343)	13.29
Forfeited	-	-	-	-
Expired	-	-	-	-
Options outstanding at the end of period	6,090,411	$15.59	6,708,632	$15.38
Options exercisable at the end of the period	4,325,299	$16.22	3,639,501	$16.30

The weighted average remaining contractual term was approximately 5.2 years for stock options outstanding and approximately 4.5 years for stock options exercisable as of March 31, 2012.  As of March 31, 2012, there was approximately $3.1 million of total unrecognized compensation cost related to nonvested share-based compensation awards.  That cost is expected to be recognized over a weighted average period of 1 year.

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

12.             INCOME TAXES

For the period ended March 31, 2012 the Company is qualified to be taxed as a REIT. As a REIT, the Company is not subject to federal income tax to the extent that it distributes its taxable income to its shareholders.  To maintain qualification as a REIT, the Company must distribute at least 90% of its annual REIT taxable income to its shareholders and meet certain other requirements. It is generally the Company’s policy to distribute to its shareholders all of the Company’s taxable income except for the amount of taxable income attributable to certain employee remuneration deductions disallowed for tax purposes pursuant to Internal Revenue Code Section 162(m).  Accordingly, in general, the Company is subject to federal, state and local income taxes on taxable income attributable to the Section 162(m) disallowance. The Company intends to retain its REIT status by complying with the REIT regulations and its distribution policy in the future. The state and city tax jurisdictions for which the Company is subject to tax filing obligations recognized the Company’s status as a REIT.

During the quarter ended March 31, 2012, Annaly recorded $14.7 million of income tax expense for the portion of earnings retained based on Section 162(m) limitations. During the quarter ended March 31, 2011, Annaly recorded $9.5 million of income tax expense for the portion of earnings retained based on Section 162(m) limitations.

The Company’s effective tax rate differs from its combined federal, state, and city corporate statutory tax rate primarily due to the deduction of dividend distributions and Sec 162(m) limitations.

                During the quarter ended March 31, 2012, the Company’s taxable REIT subsidiaries recorded $1.8 million of income tax expense.  During the quarter ended March 31, 2011, the Company’s taxable REIT subsidiaries recorded $4.1 million of income tax expense.

The Company’s 2008, 2009 and 2010 federal and state tax returns remain open for examination.

13.           LEASE COMMITMENTS AND CONTINGENCIES

Commitments

The Company has a non-cancelable lease for office space which commenced in May 2002 and expires in December 2015.  Merganser has a non-cancelable lease for office space, which commenced on May 2003 and expires in May 2014.  Merganser subleases a portion of its leased space to a subtenant.  FIDAC has a lease for office space which commenced in October 2010 and expires in February 2016. The Company’s aggregate future minimum lease payments total approximately $7.8 million.  The following table details the lease payments.

Year Ending December	Lease Commitment	Sublease Income	Net Amount
	(dollars in thousands)
2012 (remaining)	$2,252	$134	$2,118
2013	3,004	60	2,944
2014	2,522	-	2,522
2015	161	-	161
2016	27	-	27
Thereafter	-	-	-
	$7,966	$194	$7,772

Contingencies

From time to time, the Company is involved in various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company’s consolidated financial statements and therefore no accrual is required as of March 31, 2012 and December 31, 2011.

14.     INTEREST RATE RISK

The primary market risk to the Company is interest rate risk.  Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond the Company’s control.  Changes in the general level of interest rates can affect net interest income, which is the difference between the interest income earned on interest-earning assets and the interest expense incurred in connection with the interest-bearing liabilities, by affecting the spread between the interest-earning assets and interest-bearing liabilities.  Changes in the level of interest rates also can affect the value of the Company’s interest earning assets and the Company’s ability to realize gains from the sale of these assets.  A decline in the value of the interest earning assets pledged as collateral for borrowings under repurchase agreements could result in the counterparties demanding additional collateral pledges or liquidation of some of the existing collateral to reduce borrowing levels.

The Company seeks to manage the extent to which net income changes as a function of changes in interest rates by matching adjustable-rate assets with variable-rate borrowings.  The Company may seek to mitigate the potential impact on net income of periodic and lifetime coupon adjustment restrictions in the portfolio of interest earning assets by entering into interest rate agreements such as interest rate caps and interest rate swaps. As of March 31, 2012 and December 31, 2011, the Company entered into interest rate swaps to pay a fixed rate and receive a floating rate of interest, with a total notional amount of $42.1 billion and $40.1 billion, respectively.

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

As a self clearing, registered broker dealer, RCap is subject to the minimum net capital requirements of the FINRA.  As of March 31, 2012 RCap had a minimum net capital requirement of $293,135 and would be required to notify FINRA if capital was to fall below the early warning threshold of $351,762.  RCap consistently operates with capital significantly in excess of its regulatory capital requirements. RCap’s regulatory net capital as defined by SEC Rule 15c3-1 as of March 31, 2012 was $331.7 million with excess net capital of $331.4 million.

16.           RELATED PARTY TRANSACTIONS

For the quarters ended March 31, 2012 and 2011 the Company recorded advisory fees from affiliates totaling $16.4 million and $13.5 million, respectively.  At March 31, 2012 and 2011, the Company had amounts receivable from affiliates of $16.4 million and $13.5 million, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

Certain statements contained in this quarterly report, and certain statements contained in our future filings with the Securities and Exchange Commission (the SEC or the Commission"), in our press releases or in our other public or shareholder communications may not be based on historical facts and are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements, which are based on various assumptions, (some of which are beyond our control) may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as "may," "will," "believe," "expect," "anticipate," "continue," or similar terms or variations on those terms, or the negative of those terms. Actual results could differ materially from those set forth in forward-looking statements due to a variety of factors, including, but not limited to, changes in interest rates, changes in the yield curve, changes in prepayment rates, the availability of mortgage-backed securities and other securities for purchase, the availability of financing, and, if available, the terms of any financings, changes in the market value of our assets, changes in business conditions and the general economy, our ability to consummate any contemplated investment opportunities, changes in governmental regulations affecting our business, our ability to maintain our classification as a REIT for federal income tax purposes, our ability to maintain our exemption from registration under the Investment Company Act of 1940, and risks associated with the business of our subsidiaries, including the investment advisory businesses of our subsidiaries, including the removal by their clients of assets they manage, their regulatory requirements, and competition in the investment advisory business, and risks associated with the broker dealer business of our subsidiary. For a discussion of the risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, see our most recent Annual Report on Form 10-K and any subsequent Quarterly Reports on Form 10-Q. We do not undertake and specifically disclaim any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

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

The results of our operations are affected by various factors, many of which are beyond our control.  Our results of operations primarily depend on, among other things, our net interest income, the market value of our assets and the supply of and demand for such assets.  Our net interest income, which reflects the amortization of purchase premiums and accretion of discounts, varies primarily as a result of changes in interest rates, borrowing costs and prepayment speeds, the behavior of which involves various risks and uncertainties.  Prepayment speeds, as reflected by the Constant Prepayment Rate, or CPR, and interest rates vary according to the type of investment, conditions in financial markets, competition and other factors, none of which can be predicted with any certainty.  In general, as prepayment speeds on our Agency mortgage-backed securities portfolio increase, related purchase premium amortization increases, thereby reducing the net yield on such assets.  The CPR on our Agency mortgage-backed securities portfolio averaged 19% and 22% for the quarters ended March 31, 2012 and December 31, 2011, respectively.  Since changes in interest rates may significantly affect our activities, our operating results depend, in large part, upon our ability to effectively manage interest rate risks and prepayment risks while maintaining our status as a REIT.  We continue to explore alternative business strategies, alternative investments and other strategic initiatives to complement our core business strategy of investing, on a leveraged basis, in high quality Investment Securities.  No assurance, however, can be provided that any such strategic initiative will or will not be implemented in the future.

The table below provides quarterly information regarding our average interest-earning assets, interest income, yield on average interest-earning assets,, average interest-bearing liabilities, economic interest expense, average cost of interest-bearing liabilities, economic net interest income and net interest rate spreads for the periods presented.

	Average Interest- Earning Assets(1)	Total Interest Income	Yield on Average Interest- Earning Assets	Average Interest- Bearing Liabilities	Economic Interest Expense (2)	Average Cost of Interest- Bearing Liabilities	Economic Net Interest Income(3)	Net Interest Rate Spread
	(ratios for the quarters have been annualized, dollars in thousands)
Quarter Ended March 31, 20112	$105,706,554	$854,895	3.23%	$92,552,175	$352,685	1.52%	$502,210	1.71%
Year Ended December 31, 2011	$96,675,016	$3,579,618	3.70%	$84,595,933	$1,362,721	1.61%	$2,216,897	2.09%
Quarter Ended December 31, 2011	$102,339,797	$847,700	3.31%	$89,488,111	$357,771	1.60%	$489,929	1.71%
Quarter Ended September 30, 2011	$100,473,505	$930,802	3.71%	$86,617,908	$353,266	1.63%	$577,536	2.08%
Quarter Ended June 30, 2011	$94,696,473	$957,068	4.04%	$83,042,390	$330,080	1.59%	$626,988	2.45%
Quarter Ended March 31, 2011	$89,190,290	$844,048	3.79%	$79,235,324	$321,604	1.62%	$522,444	2.17%

(1)	Does not reflect unrealized gains/ (losses) or premium/(discount).

(2)	Economic interest expense includes interest expense on interest rate swaps.

(3)	Economic net interest income includes interest expense on interest rate swaps.

Our net interest rate spread has declined since the quarter ended March 31, 2011.  The declining net interest rate spread is primarily attributable to the continuing low interest rate environment and marginally higher CPR, which as discussed above, reduces the net yield on our Agency mortgage-backed securities portfolio.

The following table presents the CPR experienced on our Agency mortgage-backed securities portfolio, on an annualized basis, for the quarterly periods presented.

Quarter Ended	CPR
March 31, 2012	19%
December 31, 2011	22%
September 30, 2011	18%
June 30, 2011	11%
March 31, 2011	17%

For the purpose of calculating average interest-earning assets and interest-bearing liabilities, daily balances are used.  For the purposes of computing ratios relating to equity measures throughout this report, equity includes Series B preferred stock, which has been treated under GAAP as temporary equity.  For the purpose of computing net interest income and ratios relating to cost of funds measures throughout this report, interest expense includes interest expense on interest rate swaps, which is classified in the Consolidated Statements of Operations and Comprehensive Income (Loss) as Realized gains (losses) on interest rate swaps.  Interest rate swaps are used to hedge the increase in interest expense on repurchase agreements in a rising rate environment.  Presenting the contractual interest payments on interest rate swaps with the interest expense on interest-bearing liabilities reflects total contractual interest payments.  This presentation depicts the economic value of our investment strategy.  Interest expense, including interest payments on interest rate swaps, is referred to as economic interest expense.  Net interest income, including interest payments on interest rate swaps, is referred to as economic net interest income.

The following table compares the GAAP and non-GAAP measurements reflected in the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	GAAP Total Stockholders’ Equity	Non-GAAP Total Stockholders’ Equity	GAAP Interest Expense	Economic Interest Expense	GAAP Net Interest Income	Economic Net interest Income
	(dollars in thousands)
For the Quarter Ended March 31, 2012	$15,940,605	$15,940,605	$133,345	$352,685	$721,550	$502,210
For the Year Ended December 31, 2011	$15,760,642	$15,792,914	$480,326	$1,362,721	$3,099,292	$2,216,897
For the Quarter Ended December 31, 2011	$15,760,642	$15,792,914	$130,133	$357,771	$717,567	$489,929
For the Quarter Ended September 30, 2011	$15,910,022	$15,943,686	$121,417	$353,266	$809,385	$577,536
For the Quarter Ended June 30, 2011	$13,929,362	$13,969,321	$113,320	$330,080	$843,748	$626,988
For the Quarter Ended March 31, 2011	$12,853,017	$12,893,000	$115,456	$321,604	$728,592	$522,444

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

Over the past several years, several large European financial institutions have experienced financial difficulty and have been either rescued by government assistance or by other large European banks or institutions.  Some of these financial institutions or their U.S. subsidiaries have provided us financing under repurchase agreements or we have entered into interest rate swaps with such institutions.  We have entered into repurchase agreements and/or interest rate swaps with 11 financial institution counterparties that are either domiciled in Europe or a U.S.based subsidiary of a European domiciled financial institution.  The following table summarizes our exposure to such counterparties at March 31, 2012:

Country	Number of Counterparties	Repurchase Agreement Financing	Interest Rate Swaps at Fair Value	Exposure(1)	Exposure as a Percentage of Total Assets
(dollars in thousands)

France	4	$3,916,808	$(172,479)	$41,033	0.03%
Germany	1	$3,270,477	$(313,391)	-	0.00%
Netherlands	2	$5,737,222	$(2,501)	$175,516	0.15%
Scotland	1	$1,093,919	-	$17,249	0.01%
Switzerland	2	$6,555,563	$(365,723)	$221,292	0.18%
England	1	$5,310,924	$(105,357)	$83,055	0.07%
Total	11	$25,884,913	$(959,451)	$538,145	0.44%

(1)	Represents the amount of cash and/or securities pledged as collateral to each counterparty less the aggregate of repurchase agreement financing and unrelated loss on swaps for each counterparty.

At March 31, 2012, we did not use credit default swaps or other forms of credit protection to hedge the exposures summarized in the table above.

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

Results of Operations:

Net Income Summary

For the quarter ended March 31, 2012, our net income was $901.8 million or $0.92 basic income per average share related to common shareholders, as compared to $699.9 million net income or $0.92 basic net income per average share for the quarter ended March 31, 2011.  Net income per average share was unchanged and total net income increased $201.9 million for the quarter ended March 31, 2012, when compared to the quarter ended March 31, 2011.  We attribute the majority of the increase in net income for the quarter ended March 31, 2012 from the quarter ended March 31, 2011 to unrealized gains on interest rate swaps and interest only Agency mortgage backed securities of $372.5 million for the quarter ended March 31, 2012, as compared to unrealized gains on interest rate swaps of $169.3 million for the quarter ended March 31, 2011.  Net income also increased due to realized gains on sales on investments of $80.3 million for the quarter ended March 31, 2012, as compared to $27.2 million for the quarter ended March 31, 2011.

The table below presents the net income summary for the quarters ended March 31, 2012 and 2011.

Net Income Summary
(dollars in thousands, except for per share data)

	For the Quarters Ended March 31,
	2012	2011
Interest income:
Investments	$850,959	$837,880
U.S. Treasury Securities	1,418	4,825
Securities loaned	2,518	1,343
Total interest income	854,895	844,048

Interest expense:
Repurchase agreements	113,914	102,602
Convertible Senior Notes	14,727	6,767
U.S. Treasury Securities sold, not yet purchased	2,644	4,986
Securities borrowed	2,060	1,101
Total interest expense	133,345	115,456

Net interest income	721,550	728,592

Other income (loss):
Investment advisory and other fee income	20,766	17,207
Net gains (losses) on sales of Agency mortgage-backed securities and debentures	80,299	27,185
Dividend income from affiliates	7,521	6,297
Net gains (losses) on trading assets	5,256	18,812
Net unrealized gain (losses) on interest-only Agency mortgage-backed securities	30,877	-
Income (expense) from underwriting	(8)	2,904
Subtotal	144,711	72,405
Realized gains (losses) on interest rate swaps(1)	(219,340)	(206,148)
Gain (loss) on termination of interest rate swaps	(2,385)	-
Unrealized gains (losses) on interest rate swaps	341,639	169,308
Subtotal	119,914	(36,840)
Total other income (loss)	264,625	35,565

Expenses:
Compensation expense	59,014	44,530
Other general and administrative expenses	8,893	7,297
Total expenses	67,907	51,827

Income (loss) before income taxes and income from equity method investment in affiliate	918,268	712,330

Income taxes	(16,462)	(13,575)

Income from equity method investment in affiliate	-	1,140

Net income (loss)	901,806	699,895

Dividends on preferred stock	3,938	4,267

Net income (loss) available (related) to common shareholders	$897,868	$695,628

Net income (loss) available (related) per share to common shareholders:
Basic	$0.92	$0.92
Diluted	$0.89	$0.89

Weighted average number of common shares outstanding:
Basic	971,727,701	752,413,605
Diluted	1,010,588,609	790,993,841

Average total assets	$114,955,771	$90,727,103
Average equity	$15,866,760	$11,398,966

Return on average total assets	3.14%	3.09%
Return on average equity	22.73%	24.56%

Interest Income and Average Earning Asset Yield

Our interest income for the quarters ended March 31, 2012 and 2011 was $854.9 million and $844.0 million, respectively. We had average interest earning assets of $105.7 billion and $89.2 billion for the quarters ended March 31, 2012 and 2011, respectively. While our average interest earning assets increased period-over-period by $16.5 billion, the yield on our average interest earning assets decreased from 3.79% at March 31, 2011 to 3.23% at March 31, 2012. Additionally, the prepayment speeds increased to an average of 19% CPR for the quarter ended March 31, 2012 from an average of 17% for the quarter ended March 31, 2011.

Economic Interest Expense and the Cost of Interest-Bearing Liabilities

Our largest expense is the cost of interest-bearing liabilities.  We had average interest-bearing liabilities of $92.6 billion and total economic interest expense of $352.7 million, which includes $219.3 million in interest paid on interest rate swaps, for the quarter ended March 31, 2012.  We had average interest-bearing liabilities of $79.2 billion and total economic interest expense of $321.6 million, which includes $206.1 million in interest paid on interest rate swaps, for the quarter ended March 31, 2011.  Our average cost of interest-bearing liabilities was 1.52%, including interest paid on interest rate swaps, for the quarter ended March 31, 2012 and 1.62% for the quarter ended March 31, 2011.  The cost of interest-bearing liabilities rate decreased by 10 basis points and the average interest-bearing liabilities increased by $13.4 billion for the quarter ended March 31, 2012, when compared to the quarter ended March 31, 2011. Economic interest expense, including interest paid on interest rate swaps, for the quarter ended March 31, 2012 increased by $31.1 million when compared to the quarter ended March 31, 2011, due to the increase in interest-bearing liabilities.

The table below shows our average interest-bearing liabilities and average cost of interest-bearing liabilities as compared to average one-month and average six-month LIBOR for the periods presented.

Average Cost of Interest-Bearing Liabilities
(Quarterly ratios have been annualized, dollars in thousands)

	Average Interest- Bearing Liabilities	Interest- Bearing Liabilities at Period End	Economic Interest Expense(1)	Average Cost of Interest- Bearing Liabilities	Average One- Month LIBOR	Average Six-Month LIBOR	Average One- Month LIBOR Relative to Average Six-Month LIBOR	Average Cost of Interest- Bearing Liabilities Relative to Average One- Month LIBOR	Average Cost of Interest Bearing Liabilities Relative to Average Six-Month LIBOR
For the Quarter Ended March 31, 2012	$92,552,175	$95,700,039	$352,685	1.52%	0.26%	0.76%	(0.50%)	1.26%	0.76%
For the Year Ended December 31, 2011	$84,595,933	$86,269,611	$1,362,721	1.61%	0.23%	0.51%	(0.28%)	1.38%	1.10%
For the Quarter Ended December 31, 2011	$89,488,111	$86,269,611	$357,771	1.60%	0.26%	0.68%	(0.42%)	1.34%	0.92%
For the Quarter Ended September 30, 2011	$86,671,908	$88,509,516	$353,266	1.63%	0.21%	0.47%	(0.26%)	1.42%	1.16%
For the Quarter Ended June 30, 2011	$83,042,390	$79,986,235	$330,080	1.59%	0.20%	0.42%	(0.22%)	1.39%	1.17%
For the Quarter Ended March 31, 2011	$79,235,324	$81,732,664	$321,604	1.62%	0.26%	0.46%	(0.20%)	1.36%	1.16%

(1)	Economic interest expense includes interest expense on interest rate swaps.

We do not manage our portfolio to have a pre-designated amount of borrowings at quarter or year end.  Our borrowings at period end are a snapshot of borrowing as of a date, and this number should be expected to differ from average borrowings over the period for a number of reasons.  The mortgage-backed securities we own pay principal and interest towards the end of each month  and the mortgage-backed securities we purchase are typically settled during the beginning of the month.  As a result, depending on the amount of mortgage-backed securities we have committed to purchase, we may retain the principal and interest we receive in the prior month, or we may use it to pay down our borrowings.  Moreover, we use interest rate swaps to hedge our portfolio and as we pledge or receive collateral under these agreements, our borrowings on any given day may be increased or decreased.  Our average borrowings during a quarter will differ from period end borrowings as we implement our portfolio management strategies and risk management strategies over changing market conditions by increasing or decreasing leverage.  Additionally, these numbers will differ during periods when we conduct capital raises, as in certain instances we may purchase additional assets and increase leverage with the expectation of a successful capital raise.  Since our average borrowings and period end borrowings can be expected to differ, we believe our average borrowings during a period provides a more accurate representation of our exposure to the risks associated with leverage.

Economic Net Interest Income

Our economic net interest income, including interest paid on interest rate swaps, decreased by $20.2 million for the quarter ended March 31, 2012, as compared to the quarter ended March 31, 2011, because of the decline in interest rate spread.  Our net interest rate spread for the quarter ended March 31, 2012 was 1.71%, which was 46 basis points less than the interest rate spread for the quarter ended March 31, 2011 of 2.17%.  This 46 basis point decrease in interest rate spread for first quarter of 2012 compared to the spread for first quarter of 2011 was the result of the decrease in average yield on average interest earning assets of 56 basis points partially offset by a decrease in the average cost of interest-bearing liabilities of 10 basis points.   The estimated weighted average yield on our investment portfolio at March 31, 2012 was 3.21% and estimated cost of funds on interest-bearing liabilities was 1.51%, resulting in an estimated interest rate spread of 1.70%.  The weighted average coupon at March 31, 2012 declined to 4.41%, when compared to the weighted average coupon at March 31, 2011 of 4.73%.

The table below shows our economic net interest income by average interest earning assets held, total interest income, yield on average interest earning assets, average interest-bearing liabilities, economic interest expense, average cost of interest-bearing liabilities, economic net interest income, and net interest rate spread for the periods presented.

Economic Net Interest Income
(Quarterly ratios have been annualized, dollars in thousands)

	Average Interest Earning Assets	Total Interest Income	Yield on Average Interest Earning Assets	Average Interest- Bearing Liabilities	Economic Interest Expense(1)	Average Cost of Interest- Bearing Liabilities	Economic Net Interest Income (1)	Net Interest Rate Spread
For the Quarter Ended March 31, 2012	$105,706,554	$854,895	3.23%	$92,552,175	$352,685	1.52%	$502,210	1.71%
For the Year Ended December 31, 2011	$96,675,016	$3,579,618	3.70%	$84,595,933	$1,362,721	1.61%	$2,216,897	2.09%
For the Quarter Ended December 31, 2011	$102,339,797	$847,700	3.31%	$89,488,111	$357,771	1.60%	$489,929	1.71%
For the Quarter Ended September 30, 2011	$100,473,505	$930,802	3.71%	$86,671,908	$353,266	1.63%	$577,536	2.08%
For the Quarter Ended June 30, 2011	$94,696,473	$957,068	4.04%	$83,042,390	$330,080	1.59%	$626,988	2.45%
For the Quarter Ended March 31, 2011	$89,190,290	$844,048	3.79%	$79,235,324	$321,604	1.62%	$522,444	2.17%

(1)	Economic interest expense and economic net interest income include interest expense on interest rate swaps.

Investment Advisory and Other Fee Income

FIDAC and Merganser are registered investment advisors specializing in managing fixed income securities.  Net investment advisory and fees for the quarters ended March 31, 2012 and 2011 totaled $20.8 million and $17.2 million, respectively, net of fees paid to third parties pursuant to distribution service agreements for facilitating and promoting distribution of shares or units to FIDAC’s  and Merganser’s clients.

Gains and Losses on Sales of Agency Mortgage-Backed Securities and Agency Debentures

For the quarter ended March 31, 2012, we disposed of Agency mortgage-backed securities and Agency debentures with a carrying value of $5.3 billion for an aggregate net gain of $80.3 million.  For the quarter ended March 31, 2011 we disposed of Agency mortgage-backed securities and Agency debentures with a carrying value of $4.2 billion for an aggregate net gain of $27.2 million.  We do not expect to sell assets on a frequent basis, but may from time to time sell existing assets to acquire new assets, which our management believes might have higher risk-adjusted returns, or to manage our balance sheet as part of our asset/liability management strategy.

Dividend Income from Available-For-Sale Equity Securities

Dividend income from our investments in Chimera Investment Corporation and CreXus Investment Corp., which are managed pursuant to management contracts by our wholly owned subsidiary FIDAC, totaled $7.5 million and $6.3 million for the quarters ended March 31, 2012 and 2011, respectively.

General and Administrative Expenses

General and administrative (or G&A) expenses were $67.9 million and $51.8 million for the quarters ended March 31, 2012 and 2011, respectively.  G&A expenses as a percentage of average total assets was 0.24% and 0.23% for the quarters ended March 31, 2012 and 2011, respectively.  The increase in G&A expenses of $16.1 million for the quarter ended March 31, 2012 was primarily the result of increased compensation costs related to us and our subsidiaries. Staff increased from 121 as of March 31, 2011 to 152 as of March 31, 2012.

The table below shows our total G&A expenses as compared to average total assets and average equity for the periods presented.

G&A Expenses and Operating Expense Ratios
(ratios for the quarters have been annualized, dollars in thousands)

	Total G&A Expenses	Total G&A Expenses/Average Assets	Total G&A Expenses/Average Equity
For the Quarter Ended March 31, 2012	$67,907	0.24%	1.71%
For the Year Ended December 31, 2011	$237,344	0.23%	1.73%
For the Quarter Ended December 31, 2011	$63,094	0.23%	1.59%
For the Quarter Ended September 30, 2011	$65,194	0.24%	1.74%
For the Quarter Ended June 30, 2011	$57,229	0.23%	1.70%
For the Quarter Ended March 31, 2011	$51,827	0.23%	1.82%

Net Income and Return on Average Equity

Our net income was $901.8 million for the quarter ended March 31, 2012 and our net income was $699.9 million for the quarter ended March 31, 2011.  Our annualized return on average equity was 22.73% for the quarter ended March 31, 2012, and our annualized return on average equity was 24.56% for the quarter ended March 31, 2011. Net income increased by $201.9 million for the quarter ended March 31, 2012 as compared to the quarter ended March 31, 2011, primarily due to the increase in unrealized gains on interest rate swaps and interest only agency mortgage backed securities of $203.2 billion.

The table below shows the components of our return on average equity for the periods presented.

Components of Return on Average Equity
(Ratios for the quarters have been annualized)

	Economic Net Interest Income/ Average Equity(1)	Net Investment Advisory and Service Fees/Average Equity	Realized and Unrealized Gains and Losses/Average Equity	Dividend Income from available-for- sale equity securities/ Average Equity	G&A Expenses/ Average Equity	Income Taxes/ Average Equity	Return on Average Equity
For the Quarter Ended March 31, 2012	12.66%	0.52%	11.49%	0.19%	(1.71%)	(0.42%)	22.73%
For the Year Ended December 31, 2011	16.18%	0.58%	(12.36%)	0.23%	(1.73%)	(0.43%)	2.51%
For the Quarter Ended December 31, 2011	12.35%	0.52%	0.18%	0.21%	(1.59%)	(0.44%)	11.23%
For the Quarter Ended September 30, 2011	15.45%	0.56%	(38.81%)	0.23%	(1.74%)	(0.41%)	(24.65%)
For the Quarter Ended June 30, 2011	18.67%	0.62%	(13.86%)	0.25%	(1.70%)	(0.38%)	3.60%
For the Quarter Ended March 31, 2011	18.33%	0.60%	7.56%	0.23%	(1.82%)	(0.48%)	24.56%

(1)	Economic net interest income includes interest expense on interest rate swaps.

Financial Condition

Investment Securities

Substantially all of our Agency mortgage-backed securities at March 31, 2012 and December 31, 2011 were mortgage-backed securities backed by single-family mortgage loans.  Substantially all of the mortgage assets underlying these mortgage-backed securities were secured with a first lien position on the underlying single-family properties.  Substantially all of our mortgage-backed securities were Freddie Mac, Fannie Mae or Ginnie Mae pass through certificates or CMOs, which carry an actual or implied “AAA” rating.   We carry all of our Agency mortgage-backed securities at fair value.

We accrete discount balances as an increase in interest income over the expected life of the related interest earning assets and we amortize premium balances as a decrease in interest income over the expected life of on the related interest earning assets.  At March 31, 2012 and December 31, 2011 we had on our Consolidated Statements of Financial Condition a total of $30.2 million and $27.3 million, respectively, of unamortized discount (which is the difference between the remaining principal value and current historical amortized cost of our Investment Securities acquired at a price below principal value) and a total of $3.8 billion and $3.4 billion, respectively, of unamortized premium (which is the difference between the remaining principal value and the current historical amortized cost of our Investment Securities acquired at a price above principal value).

We received mortgage principal repayments of $7.4 billion and $5.6 billion for the quarters ended March 31, 2012 and 2011, respectively.  The average prepayment speed for the quarters ended March 31, 2012 and 2011 was 19% and 17%, respectively.  Given our current portfolio composition, if mortgage principal prepayment rates were to increase over the life of our mortgage-backed securities, all other factors being equal, our net interest income would decrease during the life of these mortgage-backed securities as we would be required to amortize our net premium balance into income over a shorter time period.  Similarly, if mortgage principal prepayment rates were to decrease over the life of our mortgage-backed securities, all other factors being equal, our net interest income would increase during the life of these mortgage-backed securities as we would amortize our net premium balance over a longer time period.

The table below summarizes certain characteristics of our Agency mortgage-backed securities, Agency debentures and corporate debt as of the dates presented.

Agency Mortgage-Backed Securities, Agency Debentures and Corporate Debt
 (dollars in thousands)

	Principal Amount	Net Premium	Amortized Cost	Amortized Cost/Principal Amount	Fair Value	Carrying Value	Weighted Average Yield
At March 31, 2012	$105,296,991	$3,815,555	$109,112,546	103.62%	$111,841,645	106.22%	3.21%
At December 31, 2011	$98,904,501	$3,333,416	$102,237,917	103.37%	$105,192,708	106.35%	3.22%
At September 30, 2011	$100,957,108	$3,394,180	$104,351,288	103.36%	$107,440,790	106.42%	3.58%
At June 30, 2011	$92,465,377	$2,986,266	$95,451,643	103.23%	$97,504,523	105.45%	3.73%
At March 31, 2011	$90,209,946	$2,900,102	$93,110,048	103.21%	$94,080,293	104.29%	3.96%

The tables below summarize certain characteristics of our Agency mortgage-backed securities, Agency debentures and corporate debt as of the dates presented.  The index level for adjustable-rate Agency mortgage-backed securities, Agency debentures and corporate debt is the weighted average rate of the various short-term interest rate indices, which determine the coupon rate.

Adjustable-Rate Agency Mortgage-Backed Securities, Agency Debentures and Corporate Debt
Characteristics
(dollars in thousands)

	Principal Amount	Weighted Average Coupon Rate	Weighted Average Term to Next Adjustment	Weighted Average Lifetime Cap	Weighted Average Asset Yield	Principal Amount at Period End as % of Total Investment Securities
At March 31, 2012	$9,104,082	3.72%	38 months	8.80%	2.78%	8.65%
At December 31, 2011	$9,268,113	3.88%	41 months	9.64%	2.79%	9.37%
At September 30, 2011	$9,917,372	3.85%	40 months	9.63%	2.79%	9.82%
At June 30, 2011	$10,000,985	4.12%	42 months	10.08%	3.22%	10.82%
At March 31, 2011	$10,623,084	4.21%	39 months	10.09%	3.02%	11.78%

Fixed-Rate Rate Agency Mortgage-Backed Securities, Agency Debentures and Corporate Debt Characteristics
(dollars in thousands)

	Principal Amount	Weighted Average Coupon Rate	Weighted Average Asset Yield	Principal Amount at Period End as % of Total Investment Securities
At March 31, 2012	$96,192,909	4.63%	3.25%	91.35%
At December 31, 2011	$89,636,388	4.71%	3.07%	90.63%
At September 30, 2011	$91,039,736	4.81%	3.78%	90.18%
At June 30, 2011	$82,464,392	4.74%	3.83%	89.18%
At March 31, 2011	$79,586,862	4.80%	4.19%	88.22%

At March 31, 2012 and December 31, 2011, we held Agency mortgage-backed securities, Agency debentures and corporate debt with coupons linked to various indices.  The following tables detail the portfolio characteristics by index.

Adjustable-Rate Agency Mortgage-Backed Securities, Agency Debentures and Corporate Debt by Index
March 31, 2012

	One- Month Libor	Six- Month Libor	Twelve Month Libor	12-Month Moving Average	11th District Cost of Funds	1-Year Treasury Index	Other Indices(1)

Weighted Average Term to Next Adjustment	1 mo.	5 mo.	49 mo.	5 mo.	4 mo.	30 mo.	28 mo.
Weighted Average Annual Period Cap	6.27%	1.65%	2.00%	0.32%	0.20%	1.87%	1.34%
Weighted Average Lifetime Cap at March 31, 2012	6.85%	11.12%	9.93%	7.41%	10.66%	10.37%	2.52%
Investment Principal Value as Percentage of Investment Securities at March 31, 2012	0.34%	0.40%	5.67%	0.31%	0.27%	0.48%	1.18%

(1)	Combination of indices that account for less than 0.05% of total or adjust over time, without a reset index.

Adjustable-Rate Agency Mortgage-Backed Securities, Agency Debentures and Corporate Debt by Index
December 31, 2011

	One- Month Libor	Six- Month Libor	Twelve Month Libor	12-Month Moving Average	11th District Cost of Funds	1-Year Treasury Index	Other Indices(1)

Weighted Average Term to Next Adjustment	1 mo.	7 mo.	52 mo.	4 mo.	4 mo.	31 mo.	31 mo.
Weighted Average Annual Period Cap	6.25%	1.63%	2.00%	0.03%	0.20%	1.88%	0.61%
Weighted Average Lifetime Cap at December 31, 2011	6.84%	11.10%	9.93%	9.46%	10.66%	10.35%	6.87%
Investment Principal Value as Percentage of Investment Securities at December 31, 2011	0.39%	0.44%	6.55%	0.35%	0.30%	0.57%	0.77%

(1)	Combination of indices that account for less than 0.05% of total or adjust over time, without a reset index.

Borrowings

As of March 31, 2012 and December 31, 2011, 96% and 97%, respectively, of our debt consisted of borrowings collateralized by a pledge of our Investment Securities.  These borrowings appear on our Consolidated Statement of Financial Condition as repurchase agreements.  All of our Agency mortgage-backed securities and debentures are currently accepted as collateral for these borrowings.  However, we limit our borrowings, and thus our potential asset growth, in order to maintain unused borrowing capacity and thus increase the liquidity and strength of our balance sheet. As of March 31, 2012 the term to maturity of our borrowings ranged from one day to 7 years.  As of December 31, 2011 the term to maturity of our borrowings ranged from one day to 7 years.  Additionally, we have entered into structured borrowings giving the counterparty the right to call the balance prior to maturity.  As of March 31, 2012 and December 31, 2011, the weighted average cost of funds for all of our borrowings was 1.51% and 1.60%, respectively, including the effect of the interest rate swaps and Convertible Senior Notes, and the weighted average maturity was 127 days and 110 days, respectively.

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

Under our repurchase agreements, we may be required to pledge additional assets to our repurchase agreement counterparties (i.e., lenders) in the event the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral (a margin call), which may take the form of additional securities or cash.  Similarly, if the estimated fair value of interest earning assets increases due to changes in market interest rates or market factors, lenders may release collateral back to us.  Specifically, margin calls result from a decline in the value of our Agency mortgage-backed securities securing our repurchase agreements, prepayments on the mortgages securing such Agency mortgage-backed securities and to changes in the estimated fair value of such Agency mortgage-backed securities generally due to principal reduction of such Agency mortgage-backed securities from scheduled amortization and resulting from changes in market interest rates and other market factors.  Our repurchase agreements generally provide that the valuations for the Agency mortgage-backed securities securing our repurchase agreements are to be obtained from a generally recognized source agreed to by the parties.  However, in certain circumstances and under certain of our repurchase agreements our lenders have the sole discretion to determine the value of the Agency mortgage-backed securities securing our repurchase agreements.  In instances where we have agreed to permit our lenders make a determination of the value of the Agency mortgage-backed securities securing our repurchase agreements, such lenders are required to act in good faith in making such valuation determinations and in certain of these instances are also required to act reasonably in this determination.  Our repurchase agreements generally provide that in the event of a margin call we must provide additional securities or cash on the same business day that a margin call is made, if the lender provides us notice prior to the margin notice deadline on such day.  Through March 31, 2012, we did not have any margin calls on our repurchase agreements that we were not able to satisfy with either cash or additional pledged collateral.  However, should prepayment speeds on the mortgages underlying our Agency mortgage-backed securities and/or market interest rates suddenly increase, margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.

At March 31, 2012, we had total pledged collateral for repurchase agreements and interest rate swaps of $98.7 billion.  The weighted average haircut was approximately 5% on repurchase agreements.  The excess collateral cushion totaled approximately $8.9 billion.  The quality and character of the Agency mortgage-backed securities that we pledge as collateral under the repurchase agreements and interest rate swaps did not materially change in the quarter ended March 31, 2012 compared to the prior quarter and our counterparties did not materially alter any requirements, including required haircuts, related to the collateral we pledge under repurchase agreements and interest rate swaps during the quarter ended March 31, 2012.

The following table summarizes the effect on our liquidity and cash flows from contractual obligations for repurchase agreements, interest expense on repurchase agreements and Convertible Senior Notes, the non-cancelable office lease and employment agreements as of March 31, 2012.  The table does not include the effect of net interest rate payments under our interest rate swap agreements.  The net swap payments will fluctuate based on monthly changes in the receive rate.  As of March 31, 2012, the interest rate swaps had a net negative fair value of $2.2 billion.

Contractual Obligations
(dollars in thousands)

	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
Repurchase agreements	$88,443,722	$977,143	$1,400,000	$900,000	$91,720,865
Interest expense on repurchase agreements, based on rates at March 31, 2012	187,633	180,306	141,753	14,818	524,510
Convertible Senior Notes	-	600,000	-	-	600,000
Interest Expense on Convertible Senior Notes	24,000	45,000	-	-	69,000
Long-term operating lease obligations	2,589	5,024	159	-	7,772
Employment contracts	71,425	4,003	-	-	75,428
Total	$88,729,369	$1,811,476	$1,541,912	$914,818	$92,997,575

In the coming periods, we expect to continue to finance our activities in a manner that is consistent with our current operations via repurchase agreements.  During the quarter ended March 31, 2012, we received $7.4 billion from principal repayments, and used leverage on our Agency mortgage-backed securities which provided $7.6 billion in cash for the quarter ended March 31, 2012.  In addition, we may from time to time sell securities as a source of cash to fund new purchases.

Stockholders’ Equity

During the quarter ended March 31, 2012, 126,000 options were exercised for an aggregate exercise price of $1.8 million. During the quarter ended March 31, 2011, 183,000 options were exercised for an aggregate exercise price of $2.5 million.

During the quarter ended March 31, 2012, 1.3 million shares of Series B Preferred Stock were converted into 4.0 million shares of common stock. During the quarter ended March 31, 2011, 2,000 shares of Series B Preferred Stock were converted into 5,000 shares of common stock.

During the quarter ended March 31, 2012, we did not raise proceeds from through the Direct Purchase and Dividend Reinvestment Program. During the quarter ended March 31, 2011, we raised $1.1 million by issuing 64,000 shares through the Direct Purchase and Dividend Reinvestment Program.

On March 19, 2012, we entered into six separate Distribution Agency Agreements (or Distribution Agency Agreements) with each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse Securities (USA) LLC, Goldman, Sachs & Co., J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC and RCap Securities, Inc. (together, the Agents).  Pursuant to the terms of the Distribution Agency Agreements, we may sell from time to time through the Agents, as our sales agents, up to 125,000,000 shares of our common stock.  We did not make any sales under the Distribution Agency Agreements during the quarter ended March 31, 2012.

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

During the quarter ended March 31, 2011, 183,343 options were exercised for an aggregate exercise price of $2.5 million, and 3,876 shares were granted under the Prior Plan.

During the quarter ended March 31, 2011, 2,000 shares of Series B Preferred Stock were converted into 5,313 shares of common stock, respectively.

During the quarter ended March 31, 2011, we raised $1.1 million by issuing 63,795 shares through the Direct Purchase and Dividend Reinvestment Program.

Unrealized Gains and Losses

With our “available-for-sale” accounting treatment, unrealized fluctuations in market values of assets do not impact our GAAP or taxable income but rather are reflected on our balance sheet by changing the carrying value of the asset and stockholders’ equity under “Accumulated Other Comprehensive Income (Loss).”  As a result of this mark-to-market accounting treatment, our book value and book value per share are likely to fluctuate far more than if we used historical amortized cost accounting.  As a result, comparisons with companies that use historical cost accounting for some or all of their balance sheet may not be meaningful

The table below shows unrealized gains and losses reflected in the Consolidated Statement of Operations and Comprehensive Income (Loss).

Unrealized Gains and Losses
 (dollars in thousands)

	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Unrealized gain	$2,892,493	$3,091,152	$3,292,450	$2,378,880	$1,766,810
Unrealized loss	(126,063)	(82,164)	(218,962)	(329,049)	(757,282)
Net Unrealized gain	$2,766,430	$3,008,988	$3,073,488	$2,049,831	$1,009,528

Unrealized changes in the estimated net fair value of available-for-sale investments have a direct effect on our potential earnings and dividends: positive changes increase our equity base and allow us to increase our borrowing capacity while negative changes tend to limit borrowing capacity under our capital investment policy.  A very large negative change in the net fair value of our available-for-sale investments securities might impair our liquidity position, requiring us to sell assets with the likely result of realized losses upon sale.

Leverage

Our debt-to-equity ratio at March 31, 2012 and December 31, 2011 was 5.8:1 and 5.4:1, respectively.  We generally expect to maintain a ratio of debt-to-equity of less than 12:1.  The ratio varies from time to time based upon various factors, including our management’s opinion of the level of risk of our assets and liabilities, our liquidity position, our level of unused borrowing capacity, the availability of credit, over-collateralization levels required by lenders when we pledge assets to secure borrowings and our assessment of domestic and international market conditions.  Our debt-to-equity ratios have been below our historical average ratios since the credit crisis of 2008.  Specifically, we believe that it is prudent to maintain our existing debt-to-equity ratio because there continues to be volatility in the mortgage and credit markets primarily driven by the uncertainty in Europe and U.S. capital markets.

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

We seek to manage the extent to which our net income changes as a function of changes in interest rates by matching adjustable-rate assets with variable-rate borrowings.  In addition, we have attempted to mitigate the potential impact on net income of periodic and lifetime coupon adjustment restrictions in our portfolio of Agency mortgage-backed securities and Agency debentures by entering into interest rate swaps.  At March 31, 2012, we had entered into swap agreements with a total notional amount of $42.1 billion.  We agreed to pay a weighted average pay rate of 2.42% and receive a floating rate based on one month LIBOR.  At December 31, 2011, we had entered into swap agreements with a total notional amount of $40.1 billion.  We agreed to pay a weighted average pay rate of 2.55% and receive a floating rate based on one month LIBOR.  The weighted average pay rate declined by 0.13% from December 31, 2011 to March 31, 2012.  The decline was the direct result of interest rate swaps maturing or terminated with higher pay rates being replaced with interest rate swaps with lower pay rates.  We believe that for the immediately foreseeable periods, our weighted average pay rate will continue to decline as a result of interest rate swaps with higher pay rates maturing or being terminated and the replacement of such swaps with interest rate swaps with lower pay rates.  We may enter into similar derivative transactions in the future by entering into interest rate collars, caps or floors or purchasing interest only securities .Changes in interest rates may also affect the rate of mortgage principal prepayments and, as a result, prepayments on mortgage-backed securities.  We seek to mitigate the effect of changes in the mortgage principal repayment rate by balancing assets we purchase at a premium with assets we purchase at a discount.  To date, the aggregate premium exceeds the aggregate discount on our mortgage-backed securities.  As a result, prepayments, which result in the amortization of unamortized premiums, will reduce our net income compared to what net income would be absent such prepayments.

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

Capital Resources

At March 31, 2012, we had no material commitments for capital expenditures.

Inflation

Virtually all of our assets and liabilities are financial in nature.  As a result, interest rates and other factors drive our performance far more than does inflation.  Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates.  Our financial statements are prepared in accordance with GAAP and our dividends are based upon our net income as calculated for tax purposes; in each case, our activities and financial condition are measured with reference to historical cost or fair market value without considering inflation.

Other Matters

We calculate that at least 75% of our assets were qualified REIT assets, as defined in the Code, as of March 31, 2012 and December 31, 2011.   We also calculate that our revenue qualifies for the 75% source of income test and for the 95% source of income test rules for the quarter ended March 31, 2012 and the year ended December 31, 2011 and for each quarter therein.  Consequently, we met the REIT income and asset tests. We also met all REIT requirements regarding the ownership of our common stock and the distribution of our net income.  Therefore, as of March 31, 2012 and December 31, 2011, we believe that we qualified as a REIT under the Code.

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

We determined that as of March 31, 2012 and December 31, 2011, we were in compliance with the exemption from registration provided by Section 3(c)(5)(C) of the Investment Company Act as interpreted by the staff of the SEC.

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

Our profitability and the value of our portfolio (including interest rate swaps) may be adversely affected during any period as a result of changing interest rates.  The following table quantifies the potential changes in economic net interest income and portfolio value, should interest rates go up or down 25, 50 and 75 basis points, assuming the yield curves of the rate shocks will be parallel to each other and the current yield curve.  All changes in income and value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at March 31, 2012 and various estimates regarding prepayment and all activities are made at each level of rate shock.  Actual results could differ significantly from these estimates.

Change in Interest Rate	Projected Percentage Change in Economic Net Interest Income(1)	Projected Percentage Change in Portfolio Value, with Effect of Interest Rate Swaps

-75 Basis Points	7.01%	0.96%
-50 Basis Points	4.78%	0.69%
-25 Basis Points	2.11%	0.39%
Base Interest Rate	-	-
+25 Basis Points	(0.48%)	(0.49%)
+50 Basis Points	(2.05%)	(1.07%)
+75 Basis Points	(4.17%)	(1.75%)

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

The following table sets forth the estimated maturity or repricing of our interest-earning assets and interest-bearing liabilities at March 31, 2012. The amount of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except adjustable-rate loans, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature and does include the effect of the interest rate swaps.  The interest rate sensitivity of our assets and liabilities in the table could vary substantially based on actual prepayment experience.

	Within 3		More than 1 Year	3 Years and
	Months	4-12 Months	to 3 Years	Over	Total
	(dollars in thousands)
Rate Sensitive Assets:
Cash equivalents	$932,761	$-	$-	$-	$932,761
Reverse repurchase agreements	2,540,601	-	-	-	2,540,601
U.S. Treasury securities	2,622,714	-	-	-	2,622,714
Securities borrowed	1,122,453	-	-	-	1,122,453
Agency Mortgage-backed securities (principal)	1,229,216	2,220,990	1,133,822	99,163,375	103,747,403
Agency debentures (principal)	-	-	964,380	533,418	1,497,798
Corporate debt	51,790	-	-	-	51,790
Total Rate Sensitive Assets	8,499,535	2,220,990	2,098,202	99,696,793	112,515,520

Rate Sensitive Liabilities:
U.S. Treasury Securities sold, not yet purchased	2,577,905	-	-	-	2,577,905
Repurchase agreements, with the effect of interest rate swaps	30,569,583	22,744,339	11,080,283	27,326,660	91,720,865
Securities loaned	876,849	-	-	-	876,849
Convertible Senior Notes (principal)	-	-	600,000		600,000
Total Rate Sensitive Liabilities	34,024,337	22,744,339	11,080,283	27,926,660	95,775,619

Interest rate sensitivity gap	$(25,524,802)	$(20,523,349)	$(8,982,081)	$71,770,133	$16,739,901

Cumulative rate sensitivity gap	$(25,524,802)	$(46,048,151)	$(55,030,232)	$16,739,901

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

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.                 LEGAL PROCEEDINGS

From time to time, we are involved in various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material effect on our Consolidated Financial Statements.

Item 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A – Risk Factors of our Annual Report on Form 10-K.  The materialization of any risks and uncertainties identified in our Special Note Regarding Forward-Looking Statements contained in this report together with those previously disclosed in our most recent Annual Report on Form 10-K or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows.  See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Special Note Regarding Forward-Looking Statements” in this quarterly report or our most recent Annual Report on Form 10-K.

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

*  Submitted electronically herewith.  Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition at March 31, 2012 (Unaudited) and December 31, 2011 (Derived from the audited consolidated statement of financial condition at December 31, 2011); (ii) Consolidated Statements of Operations and Comprehensive Income (Unaudited) for the quarters ended March 31, 2012 and 2011; (iii) Consolidated Statement of Stockholders' Equity (Unaudited) for the quarters ended March 31, 2012 and 2011; (iv) Consolidated Statements of Cash Flows (Unaudited) for the quarters ended March 31, 2012 and 2011; and (v) Notes to Consolidated Financial Statements (Unaudited).  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANNALY CAPITAL MANAGEMENT, INC.

Dated: May 8, 2012	By: /s/ Michael A.J. Farrell
Michael A.J. Farrell
(Chairman of the Board, Chief Executive Officer,
President and authorized officer of registrant)

Dated: May 8, 2012	By: /s/ Kathryn F. Fagan
Kathryn F. Fagan
(Chief Financial Officer and Treasurer and
principal financial and chief accounting officer)