Form 10-Q
period 2012-06-30
ANNALY CAPITAL MANAGEMENT INC
filed 2012-08-07
CIK 1043219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  JUNE 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:

Class	Outstanding at August 7, 2012
Common Stock, $.01 par value	974,721,170

ANNALY CAPITAL MANAGEMENT, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I
PAGE
Part I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Consolidated Statements of Financial Condition at June 30, 2012 (Unaudited) and December 31, 2011 (Derived from the audited Consolidated Statement of Financial Condition at December 31, 2011)	1

Consolidated Statements of Comprehensive Income (Unaudited) for the quarters and six months ended June 30, 2012 and 2011	2

Consolidated Statements of Stockholders’ Equity (Unaudited) for the six months ended June 30, 2012 and 2011	3

Consolidated Statements of Cash Flows (Unaudited) for the quarters and six months ended June 30, 2012 and 2011	4

Notes to Consolidated Financial Statements (Unaudited)	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3. Quantitative and Qualitative Disclosures about Market Risk	42

Item 4. Controls and Procedures	43

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	44

Item 1A. Risk Factors	44

Item 6. Exhibits	44

SIGNATURES	47

PART I.   FINANCIAL INFORMATION

Item 1.      FINANCIAL STATEMENTS

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
 (dollars in thousands, except share and per share amounts)

ASSETS	June 30, 2012 (Unaudited)	December 31, 2011(1)
Cash and cash equivalents	$924,374	$994,198
Reverse repurchase agreements	2,025,471	860,866
Investments, at fair value:
U.S. Treasury Securities (including pledged assets of $113,441 and $352,820, respectively)	1,998,363	928,547
Securities borrowed	1,465,327	928,732
Agency mortgage-backed securities (including pledged assets of $101,951,118 and $90,406,535, respectively)	118,500,649	104,251,055
Agency debentures (including pledged assets of $183,960 and $567,383, respectively)	1,250,506	889,580
Investments in affiliates	203,057	211,970
Equity securities	-	3,891
Corporate debt, held for investment	60,638	52,073
Receivable for investments sold	1,320,996	-
Accrued interest and dividends receivable	420,390	409,023
Receivable from Prime Broker	3,272	3,272
Receivable for advisory and service fees (including from affiliates of $17,434 and $16,245, respectively)	20,743	19,550
Intangible for customer relationships (net of accumulated amortization of $6,609 million and $5,432, respectively)	9,714	10,807
Goodwill	55,417	42,030
Other derivative contracts, at fair value	3,717	113
Other assets	41,937	24,295
Total assets	$128,304,571	$109,630,002

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
U.S. Treasury Securities sold, not yet purchased, at fair value	$1,884,922	$826,912
Repurchase agreements	96,760,797	84,097,885
Securities loaned, at fair value	1,113,107	804,901
Payable for investments purchased	7,387,410	4,315,796
Convertible Senior Notes	1,245,915	539,913
Accrued interest payable	174,819	138,965
Dividends payable	535,898	552,806
Interest rate swaps, at fair value	2,822,264	2,552,687
Accounts payable and other liabilities	94,853	7,223
Total liabilities	112,019,985	93,837,088

6.00% Series B Cumulative Convertible Preferred Stock: 4,600,000 shares authorized, 0 and 1,331,849 shares issued and outstanding, respectively	-	32,272

Stockholders’ Equity:
7.875% Series A Cumulative Redeemable Preferred Stock: 7,412,500 authorized, issued and outstanding	177,088	177,088
7.625% Series C Cumulative Redeemable Preferred Stock: 12,650,000 and 0 authorized, respectively, 12,000,000 and 0 issued and outstanding, respectively	290,514	-
Common stock, par value $0.01 per share, 1,975,337,500 and 1,987,987,500 authorized, respectively, 974,684,401 and 970,161,647 issued and outstanding, respectively	9,747	9,702
Additional paid-in capital	15,168,020	15,068,870
Accumulated other comprehensive income (loss)	3,413,320	3,008,988
Accumulated deficit	(2,774,103)	(2,504,006)
Total stockholders’ equity	16,284,586	15,760,642

Total liabilities, Series B Cumulative Convertible Preferred Stock and stockholders’ equity	$128,304,571	$109,630,002
(1) Derived from the audited consolidated financial statements at December 31, 2011. See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 (dollars in thousands, except share and per share amounts)
(Unaudited)

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Interest income:
Investments	$876,229	$948,703	$1,727,188	$1,786,583
U.S. Treasury Securities	7,397	6,497	8,815	11,322
Securities loaned	2,698	1,868	5,216	3,211
Total interest income	886,324	957,068	1,741,219	1,801,116

Interest expense:
Repurchase agreements	139,579	100,164	253,493	202,766
Convertible Senior Notes	18,965	6,900	33,692	13,667
U.S. Treasury Securities sold, not yet purchased	5,801	4,772	8,445	9,758
Securities borrowed	2,098	1,484	4,158	2,585
Total interest expense	166,443	113,320	299,788	228,776

Net interest income	719,881	843,748	1,441,431	1,572,340
Other income (loss):
Investment advisory and other fee income	21,929	20,710	42,695	37,917
Net gains (losses) on sales of Agency mortgage-backed securities and debentures	94,837	7,336	175,136	34,521
Dividend income from affiliates	6,621	8,230	14,142	14,527
Net gains (losses) on trading assets	1,105	(5,712)	6,361	13,100
Net unrealized gain (losses) on interest-only Agency mortgage-backed securities	(26,103)	276	4,774	276
Income (expense) from underwriting	(8)	(77)	(16)	2,827
Subtotal	98,381	30,763	243,092	103,168
Realized gains (losses) on interest rate swaps(1)	(222,002)	(216,760)	(441,342)	(422,908)
Realized gains (losses) on termination of interest rate swaps	-	-	(2,385)	-
Unrealized gains (losses) on interest rate swaps	(611,215)	(466,943)	(269,576)	(297,635)
Subtotal	(833,217)	(683,703)	(713,303)	(720,543)
Total other income (loss)	(734,836)	(652,940)	(470,211)	(617,375)
Expenses:
Compensation expense	53,536	49,752	112,550	94,282
Other general and administrative expenses	11,012	7,477	19,905	14,774
Total expenses	64,548	57,229	132,455	109,056

Income (loss) before income taxes and income from equity method investment in affiliate	(79,503)	133,579	838,765	845,909
Income taxes	(11,656)	(12,762)	(28,118)	(26,337)

Loss from equity method investment in affiliate	-	-	-	1,140

Net income (loss)	(91,159)	120,817	810,647	820,712

Dividends on preferred stock	6,508	4,267	10,446	8,534

Net income (loss) available (related) to common shareholders	$(97,667)	$116,550	$800,201	$812,178

Net income (loss) available (related) per share to common shareholders:
Basic	$(0.10)	$0.14	$0.82	$1.03
Diluted	$(0.10)	$0.14	$0.78	$1.00

Weighted average number of common shares outstanding:
Basic	974,555,392	822,623,370	973,141,546	787,172,527
Diluted	974,555,392	827,754,731	1,052,888,301	827,622,301

Dividends Declared Per Share of Common Stock	$0.55	$0.65	$1.10	$1.27

Net income (loss)	$(91,159)	$120,817	810,647	$820,712
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities	741,727	1,047,639	579,468	905,412
Unrealized losses on interest rate swaps	-	-	-	14,298
Reclassification adjustment for net (gains) losses included in net income (loss)	(94,837)	(7,336)	(175,136)	(34,521)
Other comprehensive income (loss)	646,890	1,040,303	404,332	885,189
Comprehensive income (loss)	$555,731	$1,161,120	$1,214,979	$1,705,901

(1) Interest expense related to the Company’s interest rate swaps is recorded in Realized gains (losses) on interest rate swaps on the Consolidated Statements of Comprehensive Income.

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars in thousands, except per share data)
(Unaudited)

	7.875% Series A Cumulative Redeemable Preferred Stock	7.625% Series C Cumulative Redeemable Preferred Stock	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total

BALANCE, DECEMBER 31, 2010	$177,088	-	$6,316	$9,175,245	$1,164,642	$(658,391)	$9,864,900

Net income (loss)	-	-	-	-	-	820,712	820,712
Other comprehensive income (loss)	-	-	-	-	885,189	-	885,189
Exercise of stock options	-	-	5	6,107	-	-	6,112
Stock option expense and long-term compensation expense	-	-	3	2,456	-	-	2,459
Conversion of Series B cumulative preferred stock	-	-	-	73	-	-	73
Net proceeds from direct purchase and dividend reinvestment	-	-	261	455,445	-	-	455,706
Net proceeds from follow-on offering	-	-	1,725	2,939,686	-	-	2,941,411
Preferred Series A dividends declared $0.984 per share	-	-	-	-	-	(7,298)	(7,298)
Preferred Series B dividends declared $0.750 per share	-	-	-	-	-	(1,237)	(1,237)
Common dividends declared, $1.27 per share	-	-	-	-	-	(1,038,665)	(1,038,665)
BALANCE, JUNE 30, 2011	$177,088	-	$8,310	$12,579,012	$2,049,831	$(884,879)	$13,929,362
BALANCE, DECEMBER 31, 2011	$177,088	-	$9,702	$15,068,870	$3,008,988	$(2,504,006)	$15,760,642

Net income (loss)	-	-	-	-	-	810,647	810,647
Other comprehensive income (loss)	-	-	-	-	404,332	-	404,332
Exercise of stock options	-	-	4	5,387	-	-	5,391
Stock option expense and long-term compensation expense	-	-	-	2,860	-	-	2,860
Conversion of Series B cumulative preferred stock	-	-	40	32,232	-	-	32,272
Net proceeds from direct purchase and dividend reinvestment	-	-	1	844	-	-	845
Contingent beneficial conversion feature on 4% Convertible Senior Notes	-	-	-	46,341	-	-	46,341
Equity component on 5% Convertible Senior Notes				11,717			11,717
Offering expenses	-	-	-	(231)	-	-	(231)
Net proceeds from 7.625% Series C Cumulative Redeemable Preferred Stock offering	-	290,514	-	-	-	-	290,514
Preferred Series A dividends declared $0.984 per share	-		-	-	-	(7,298)	(7,298)
Preferred Series B dividends declared $0.375 per share	-		-	-	-	(289)	(289)
Preferred Series C dividends declared $0.238 per share	-		-	-	-	(2,859)	(2,859)
Common dividends declared, $1.10 per share	-		-	-	-	(1,070,298)	(1,070,298)

BALANCE, JUNE 30, 2012	$177,088	$290,514	$9,747	$15,168,020	$3,413,320	$(2,774,103)	$16,284,586

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (dollars in thousands)
(Unaudited)

	For the Quarters Ended		For the Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Cash flows from operating activities:
Net income (loss)	$(91,159)	$120,817	$810,647	$820,712
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of Investment premiums and discounts, net	302,769	126,501	583,105	301,244
Amortization of intangibles	633	469	1,224	835
Amortization of deferred expenses	1,838	900	2,738	1,800
Amortization of contingent beneficial conversion feature and equity component on convertible senior notes	6,232	-	14,060	-
Net (gains) losses on sales of Agency mortgage-backed securities and debentures	(94,837)	(7,336)	(175,136)	(34,521)
Stock option and long-term compensation expense	1,011	1,197	2,860	2,459
Unrealized (gains) losses on interest rate swaps	611,215	466,943	269,576	297,635
Net unrealized (gains) losses on interest-only Agency mortgage-backed securities	26,103	(276)	(4,774)	(276)
Net (gains) losses on trading assets	(1,105)	5,712	(3,976)	(13,100)
Gain on investment in affiliate, equity method	-	-	-	(98)
Proceeds from repurchase agreements from RCap	213,985,974	260,778,820	341,038,916	563,508,986
Payments on repurchase agreements from RCap	(214,067,318)	(264,821,370)	(336,809,273)	(562,783,026)
Proceeds from reverse repurchase agreements to RCap	130,785,187	48,545,230	185,681,953	104,692,314
Payments on reverse repurchase agreements to RCap	(130,254,085)	(47,785,998)	(186,831,887)	(104,274,988)
Proceeds from reverse repurchase agreements to Shannon	129,848	7,045	223,740	7,045
Payments on reverse repurchase agreements to Shannon	(145,820)	(12,073)	(238,411)	(12,073)
Proceeds from securities borrowed	12,741,368	1,459,729	19,424,651	2,452,768
Payments on securities borrowed	(13,084,242)	(1,610,944)	(19,961,246)	(2,756,021)
Proceeds from securities loaned	33,856,914	1,328,957	65,859,868	2,504,167
Payments on securities loaned	(33,620,656)	(1,241,479)	(65,551,662)	(2,274,678)
Proceeds from U.S. Treasury Securities	15,289,185	4,674,592	31,097,679	12,797,913
Payments on U.S. Treasury Securities	(17,754,440)	(4,691,219)	(31,840,754)	(12,889,942)
Net payments on derivatives	(18,309)	(1,803)	(17,460)	(2,774)
Net change in:
Other assets	8,072	64,740	2,154	685
Accrued interest and dividend receivable	(1,562)	8,027	(12,130)	(40,644)
Advisory and service fees receivable	(1,135)	(3,035)	(1,193)	(3,494)
Accrued interest payable	45,711	9,652	35,854	6,987
Accounts payable and other liabilities	36,926	(192)	87,630	69,974
Net cash provided by (used in) operating activities	(1,305,682)	(2,576,394)	3,688,753	2,379,889
Cash flows from investing activities:
Payments on purchases of Agency mortgage-backed securities and debentures	(18,020,975)	(5,632,236)	(38,120,124)	(32,289,712)
Proceeds from sales of Agency mortgage-backed securities and debentures	5,145,156	2,035,385	9,915,497	5,433,231
Principal payments on Agency mortgage-backed securities	7,877,543	3,804,919	15,254,031	9,354,570
Proceeds from Agency debentures called	698,523	23,352	850,163	617,598
Principal payments on corporate debt	125	687	1,460	1,155
Net gains (losses) on other derivative securities	-	(3,480)	-	11,518
Earn out payment	-	-	(13,387)	-
Payments on purchase of corporate debt	(9,900)	(7,425)	(9,900)	(7,425)
Purchase of investment in affiliate	-	(57,500)	-	(57,500)
Purchase of customer relationships	-	(3,555)	-	(3,555)
Proceeds from sales of equity securities	4,048	-	4,048	-
Net cash provided by (used in) investing activities	(4,305,480)	160,147	(12,118,212)	(16,940,120)
Cash flows from financing activities:
Proceeds from repurchase agreements	84,206,888	62,388,848	167,136,997	127,836,494
Principal payments on repurchase agreements	(79,085,612)	(59,883,047)	(158,703,728)	(115,648,826)
Proceeds from exercise of stock options	3,549	3,675	5,391	6,112
Net proceeds from Series C Preferred offering	290,514	-	290,514	-
Net proceeds from issuance of 5% Convertible Senior Notes offering	727,500	-	727,500	-
Net proceeds from direct purchases and dividend reinvestments	845	454,564	845	455,706
Net (payment) proceeds from follow-on offerings	-	-	(231)	2,941,411
Dividends paid	(540,909)	(502,961)	(1,097,653)	(911,448)
Net cash provided by (used in) financing activities	5,602,775	2,461,079	8,359,635	14,679,449
Net (decrease) increase in cash and cash equivalents	(8,387)	44,832	(69,824)	119,218
Cash and cash equivalents, beginning of period	932,761	357,012	994,198	282,626
Cash and cash equivalents, end of period	$924,374	$401,844	$924,374	$401,844

Supplemental disclosure of cash flow information:

Interest received	$1,186,292	$1,089,657	$2,311,295	$2,061,037
Dividends received	$7,521	$7,338	$15,804	$14,940
Fees received	$20,794	$17,675	$41,502	$34,423
Interest paid (excluding interest paid on interest rate swaps)	$115,764	$105,423	$249,863	$228,844
Net interest paid on interest rate swaps	$220,738	$215,005	$441,353	$415,853
Taxes paid	$7,766	$3,275	$29,167	$25,676

Noncash investing activities:
Receivable for Investments sold	$1,320,996	$40,751	$1,320,996	$40,751
Payable for Investments purchased	$7,387,410	$4,824,618	$7,387,410	$4,824,618
Net change in unrealized loss on available-for-sale securities and interest rate swaps, net of reclassification adjustment	$646,890	$1,040,303	$404,332	$885,189

Noncash financing activities:
Dividends declared, not yet paid	$535,898	$539,970	$535,898	$539,970
Conversion of Series B cumulative preferred stock	-	$24	$32,272	$73
Contingent beneficial conversion feature on 4% Convertible Senior Notes	$23,020	-	$46,341	-
Equity component of 5% Convertible Senior Notes	$11,717	-	$11,717	-

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

Reverse Repurchase Agreements – The Company through Rcap enters into reverse repurchase agreements as part of the RCap’s matched book trading activity. Reverse repurchase agreements are recorded on trade date at the contract amount and are collateralized by mortgage-backed or other securities. Margin calls are made by RCap as necessary based on the daily valuation of the underlying collateral as compared to the contract price. The Company generates income from the spread between what is earned on the reverse repurchase agreements and what is paid on the matched repurchase agreements. The Company’s policy is to obtain possession of collateral with a market value in excess of the principal amount loaned under reverse repurchase agreements. To ensure that the market value of the underlying collateral remains sufficient, collateral is valued daily, and the Company will require counterparties to deposit additional collateral, when necessary.  All reverse repurchase activities are transacted under master repurchase agreements that give the Company the right, in the event of default, to liquidate collateral held and to offset receivables and payables with the same counterparty.

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

U.S. Treasury Securities — RCap’s trades in U.S. Treasury securities consist of long and short positions on U.S Treasury notes and bonds. U.S. Treasury securities are classified as trading investments and are recorded on the trade date at cost. Changes in fair value are reflected in the Company’s Consolidated Statement of Comprehensive Income. Generally RCap does not hold the U.S. Treasury bills, notes and bonds to maturity and realizes gains and losses from trading those positions. Interest income or expense on U.S Treasury notes and bonds is accrued based on the outstanding principal amount of those investments and their stated terms.

Investment Securities –Agency mortgage-backed securities, Agency debentures, and corporate debt are referred to herein as “Investment Securities.”  Although the Company generally intends to hold most of its Investment Securities until maturity, it may, from time to time, sell any of its Investment Securities as part of its overall management of its portfolio.  Investment Securities classified as available-for-sale are reported at fair values estimated by management that are compared to independent sources for reasonableness, with unrealized gains and losses reported as a component of stockholders’ equity. Investment Securities transactions are recorded on the trade date.  Realized gains and losses on sales of Investment Securities are determined using the average cost method.

On April 1, 2011, the Company elected the fair value option for Agency interest-only mortgage-backed securities acquired on or after such date. These Agency interest-only mortgage-backed securities represent the Company’s right to receive a specified proportion of the contractual interest flows of specific Agency mortgaged-backed securities.  Agency Interest-only mortgage-backed securities acquired on or after April 1, 2011 are measured at fair value through earnings in the Company’s Consolidated Statements of Comprehensive Income.  The interest-only securities are included in Agency mortgage-backed securities, at fair value on the accompanying Consolidated Statements of Financial Condition.

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

Equity Securities – The Company invests in equity securities that are classified as available-for-sale or trading.  Equity securities classified as available-for-sale are reported at fair value, based on market quotes, with unrealized gains and losses reported as a component of stockholders’ equity. Equity securities classified as trading are reported at fair value, based on market quotes, with unrealized gains and losses reported in the Consolidated Statement of Comprehensive Income.  Dividends are recorded in earnings based on the declaration date.

Other-Than-Temporary Impairment – Management evaluates available-for-sale securities for other-than-temporary impairment at least quarterly, and more frequently when economic or market concerns warrant such evaluation.  The Company determines if it (1) has the intent to sell the securities, (2) is more likely than not that it will be required to sell the securities before recovery, or (3) does not expect to recover the entire amortized cost basis of the securities.  Further, the security is analyzed for credit loss (the difference between the present value of cash flows expected to be collected and the amortized cost basis).  The credit loss, if any, will then be recognized in the Consolidated Statements of Comprehensive Income, while the balance of losses related to other factors will be recognized as a component of stockholders’ equity.  There was no other-than-temporary impairment for the quarters and six months ended June 30, 2012 and 2011.

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

The Company elected to net, by counterparty, the fair value of interest rate swap contracts.  These contracts contain legally enforceable provisions that allow for netting or setting off swap receivables and payables with each counterparty and, therefore, the fair value of those swap contracts are netted by counterparty.  The credit support annex provisions of the Company’s interest rate swap contracts allow the parties to mitigate their credit risk by requiring the party which is out of the money to post collateral. As the Company elects to net by counterparty the fair value of interest rate swap contracts, it also nets by counterparty any collateral exchanged as part of the interest rate swap contracts.  Substantially all collateral is non-cash collateral under these contracts.  In addition, the Company’s agreements with certain of its counterparties with whom it has both interest rate swap contracts and master repurchase agreements contain legally enforceable provisions that allow for netting or setting off, on an aggregate basis, all receivables, payables and collateral postings required under both the interest rate swap contract and the master repurchase agreement with respect to each such counterparty.

RCap primarily enters into exchange traded U.S. interest rate, equity index, and FX futures and options contracts as well as German interest rate futures contracts for speculative  or hedging purposes. RCap maintains a margin account which is settled daily with futures and options commission merchants. Changes in the unrealized gains or losses on the futures and options contracts are reflected in the Company’s Consolidated Statements of Comprehensive Income.  Unrealized gains (losses) are excluded from net income (loss) in arriving at cash flows from operating activities in the Consolidated Statements of Cash Flows.

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

Convertible Senior Notes – The Company records the 4% Convertible Senior Notes and 5% Convertible Senior Notes (collectively, the “Convertible Senior Notes”) at their contractual amounts, adjusted by the effects of a beneficial conversion feature and a contingent beneficial conversion feature.  The Convertible Senior Notes have a conversion price adjustment feature that is evaluated at the time of the conversion price adjustment.  A contingent beneficial conversion feature may be recognized as a result of adjustments to the conversion price for dividends declared.  The Company determined the intrinsic value of a contingent beneficial conversion feature.  This intrinsic value is included in “Additional paid in capital” on the Company’s Consolidated Statements of Financial Condition and reduces the liability associated with the Convertible Senior Notes.

Cumulative Convertible Preferred Stock - The Series B Cumulative Convertible Preferred Stock (the “Series B Preferred Stock”) contains fundamental change provisions that allow the holder to redeem the Series B Preferred Stock for cash if certain events occur.  As redemption under these provisions is not solely within the Company’s control, for the periods that the Company had Series B Preferred Stock issued and outstanding, the Company classified the Series B Preferred Stock as temporary equity in the accompanying Consolidated Statements of Financial Condition.  As of June 30, 2012, there were no shares outstanding of Series B Preferred Stock.

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

The provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes, clarify the accounting for uncertainty in income taxes recognized in financial statements and prescribe a recognition threshold and measurement attribute for tax positions taken or expected to be taken on a tax return. ASC 740 also requires that interest and penalties related to unrecognized tax benefits be recognized in the financial statements. The Company does not have any unrecognized tax benefits that would affect its financial position.  Thus, no accruals for penalties and interest were necessary as of June 30, 2012.

Goodwill and Intangible Assets - The Company’s acquisitions of FIDAC, Merganser, and FIDAC Europe were accounted for using the acquisition method.  Under the acquisition method, net assets and results of operations of acquired companies are included in the consolidated financial statements from the date of acquisition. The costs of FIDAC and Merganser were allocated to the assets acquired, including identifiable intangible assets, and the liabilities assumed based on their estimated fair values at the date of acquisition. The excess of purchase price over the fair value of the net assets acquired was recognized as goodwill.  In addition, FIDAC Europe acquired a customer relationship after its formation. Goodwill and intangible assets are periodically (but not less frequently than annually) reviewed for potential impairment.  Intangible assets with an estimated useful life are amortized over the expected life.  During the quarters and six months ended June 30, 2012 and 2011, there were no impairment losses recognized related to goodwill and intangible assets.

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

A Summary of Recent Accounting Pronouncements Follows:

Presentation

Balance Sheet (Topic 210)

On December 23, 2011, the FASB released Accounting Standards Update (“ASU”) 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.  Under this update, the Company will be required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and transactions subject to an agreement similar to a master netting arrangement.  The scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements and securities borrowing and securities lending arrangements.   This disclosure is intended to enable financial statement users to understand the effect of such arrangements on the Company’s financial position.  The objective of this update is to support further convergence between U.S. GAAP and International Financial Reporting Standards (“IFRS”).  This update is effective for annual reporting periods beginning on or after January 1, 2013.  This update is expected to result in additional disclosure.

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

On December 23, 2011, the FASB issued ASU 2011-12, Comprehensive Income: Deferral of Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income In ASU No. 2011-05, which defers those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments out of accumulated OCI.  This was done to allow the FASB time to re-deliberate the presentation on the face of the financial statements the effects of reclassifications out of accumulated OCI on the components of net income and OCI.  No other requirements under ASU 2011-05 are affected by ASU 2011-12.  During June 2012, the FASB tentatively decided not to require presentation of reclassification adjustments out of accumulated other comprehensive income on the face of the financial statements and to propose new disclosures instead.

Assets

Intangibles – Goodwill and Other (Topic 350)

In September 2011, the FASB released ASU 2011-08, Intangibles-Goodwill and Other: Testing Goodwill for Impairment, which allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.   The objective of the update is to simplify how entities test goodwill for impairment.  Under this update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.  This update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  This update is not expected to have a significant impact on the Company’s consolidated financial statements.

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

2.            AGENCY MORTGAGE-BACKED SECURITIES

The following tables present the Company’s available-for-sale Agency mortgage-backed securities portfolio as of June 30, 2012 and December 31, 2011 which were carried at their fair value:

June 30, 2012	Freddie Mac	Fannie Mae	Ginnie Mae	Total Mortgage- Backed Securities
	(dollars in thousands)
Agency mortgage-backed securities, par value	$42,260,231	$68,048,738	$358,111	$110,667,080
Unamortized discount	(12,422)	(16,835)	(394)	(29,651)
Unamortized premium	1,645,675	2,833,531	17,567	4,496,773
Amortized cost	43,893,484	70,865,434	375,284	115,134,202

Gross unrealized gains	1,222,311	2,246,757	22,086	3,491,154
Gross unrealized losses	(13,309)	(111,130)	(268)	(124,707)

Estimated fair value	$45,102,486	$73,001,061	$397,102	$118,500,649

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(dollars in thousands)
Adjustable rate	$7,603,346	$354,493	$(3,254)	$7,954,585
Fixed rate	107,530,856	3,136,661	(121,453)	110,546,064

Total	$115,134,202	$3,491,154	$(124,707)	$118,500,649

December 31, 2011	Freddie Mac	Fannie Mae	Ginnie Mae	Total Mortgage- Backed Securities
	(dollars in thousands)
Agency mortgage-backed securities, par value	$34,395,542	$63,066,372	$500,968	$97,962,882
Unamortized discount	(9,874)	(13,632)	(399)	(23,905)
Unamortized premium	1,139,881	2,205,138	15,949	3,360,968
Amortized cost	35,525,549	65,257,878	516,518	101,299,945

Gross unrealized gains	973,476	2,081,282	31,474	3,086,232
Gross unrealized losses	(15,243)	(118,871)	(1,008)	(135,122)

Estimated fair value	$36,483,782	$67,220,289	$546,984	$104,251,055

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(dollars in thousands)

Adjustable rate	$8,698,746	$345,642	$(3,188)	$9,041,200
Fixed rate	92,601,199	2,740,590	(131,934)	95,209,855

Total	$101,299,945	$3,086,232	$(135,122)	$104,251,055

Actual maturities of Agency mortgage-backed securities are generally shorter than stated contractual maturities because actual maturities of Agency mortgage-backed securities are affected by the contractual lives of the underlying mortgages, periodic payments and prepayments of principal.  The following table summarizes the Company’s Agency mortgage-backed securities as of June 30, 2012 and December 31, 2011, according to their estimated weighted-average life classifications:

	June 30, 2012		December 31, 2011
Weighted-Average Life	Fair Value	Amortized Cost	Fair Value	Amortized Cost
	(dollars in thousands)
Less than one year	$1,027,916	$1,018,120	$1,715,530	$1,697,101
Greater than one year through five years	115,316,496	111,995,752	97,344,791	94,534,782
Greater than five years through ten years	1,550,930	1,526,994	4,447,540	4,348,841
Greater than 10 years	605,307	593,336	743,194	719,221
Total	$118,500,649	$115,134,202	$104,251,055	$101,299,945

The weighted-average lives of the Agency mortgage-backed securities at June 30, 2012 and December 31, 2011 in the table above are based upon data provided through subscription-based financial information services, assuming constant principal prepayment rates to the reset date of each security.  The prepayment model considers current yield, forward yield, steepness of the yield curve, current mortgage rates, mortgage rate of the outstanding loans, loan age, margin, volatility, and other factors.  The actual weighted average lives of the Agency mortgage-backed securities could be longer or shorter than estimated.

The following table presents the gross unrealized losses and estimated fair value of the Company’s Agency mortgage-backed securities by length of time that such securities have been in a continuous unrealized loss position at June 30, 2012 and December 31, 2011.

	Unrealized Loss Position For: (dollars in thousands)
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
June 30, 2012	$1,637,378	$(101,373)	$431,509	$(23,334)	$2,068,887	$(124,707)
December 31, 2011	$1,087,552	$(118,593)	$883,143	$(16,529)	$1,970,695	$(135,122)

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

During the quarter and six months ended June 30, 2012, the Company sold $5.7 billion and $10.9 billion of Agency mortgage-backed securities, respectively, resulting in a net realized gain of $94.8 million and $175.1 million, respectively.  During the quarter and six months ended June 30, 2011, the Company sold $1.6 billion and $4.6 billion of Agency mortgage-backed securities, respectively, resulting in a realized gain of $5.9 million and $26.8 million, respectively. Average cost is used for calculating gains or losses on securities sold.

Agency interest-only mortgage-backed securities represent the right to receive a specified portion of the contractual interest flows of the underlying unamortized principal balance of specific Agency mortgage-backed securities.  As of June 30, 2012, Agency interest-only mortgage-backed securities had net unrealized losses of $110.5 million (consisting of net unrealized losses of $75.8 million included in accumulated deficit and net unrealized losses of $34.7 million included in other comprehensive income) and an amortized cost of $527.2 million.

3.             INVESTMENTS IN AFFILIATES, AVAILABLE FOR SALE EQUITY SECURITIES

Substantially all of the Company’s available-for-sale equity securities are shares of Chimera Investment Corporation (“Chimera”) and CreXus Investment Corp. (“CreXus”) and are reported at fair value.  The Company owned approximately 45.0 million shares of Chimera at June 30, 2012 and December 31, 2011 with a fair value of approximately $106.2 million and $112.9 million, respectively.  At June 30, 2012 and December 31, 2011, the investment in Chimera had an unrealized loss of $32.7 million and $25.9 million, respectively. The Company owned approximately 9.5 million shares of CreXus at June 30, 2012 and December 31, 2011, with a fair value of approximately $96.9 million and $98.9 million, respectively.  At June 30, 2012 and December 31, 2011, the investment in CreXus had an unrealized loss of $28.5 million and $26.5 million, respectively.

The Company has evaluated the near-term prospects of its investment in affiliates in relation to the severity and length of time of the impairment.  Based on this evaluation, management has determined that its investment in affiliates is not considered to be other-than-temporarily impaired as of June 30, 2012 and December 31, 2011 as the Company has the intent and ability to retain its investments for a period of time sufficient to allow for any anticipated recovery in market value.

4.            GOODWILL

Merganser’s prior owners received an additional payment of $13.4 million during the first quarter of 2012 relating to earn-out provisions in the merger agreement.  This amount was recorded as additional goodwill.

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

	Level 1	Level 2	Level 3
At June 30, 2012	(dollars in thousands)
Assets:
U.S. Treasury Securities	$1,998,363	$-	-
Securities borrowed	-	1,465,327	-
Agency mortgage-backed securities	-	118,500,649	-
Agency debentures	-	1,250,506	-
Investment in affiliates	203,057	-	-
Equity securities	-	-	-
Other derivative contracts	3,717	-	-
Liabilities:
U.S. Treasury securities sold, not yet purchased	1,884,922	-	-
Interest rate swaps	-	2,822,264	-
Securities loaned	-	1,113,107	-

	Level 1	Level 2	Level 3
At December 31, 2011	(dollars in thousands)
Assets:
U.S. Treasury securities	$928,547	$-	-
Securities borrowed	-	928,732	-
Agency mortgage-backed securities	-	104,251,055	-
Agency debentures	-	889,580	-
Investments in affiliates	211,970	-	-
Equity securities	3,891	-	-
Other derivative contracts	113	-	-
Liabilities:
U.S. Treasury securities sold, not yet purchased	826,912	-	-
Interest rate swaps	-	2,552,687	-
Securities loaned	-	804,901	-

The following table summarized the estimated fair value for all financial assets and liabilities as of June 30, 2012 and December 31, 2011.

	June 30, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(dollars in thousands)
Financial assets:
Cash and cash equivalents(1)	$924,374	$924,374	$994,198	$994,198
Reverse repurchase agreements(1)	2,025,471	2,025,471	860,866	860,866
U.S. Treasury Securities(2)	1,998,363	1,998,363	928,547	928,547
Securities borrowed(2)	1,465,327	1,465,327	928,732	928,732
Agency mortgage-backed securities	118,500,649	118,500,649	104,251,055	104,251,055
Agency debentures	1,250,506	1,250,506	889,580	889,580
Investment in affiliates(2)	203,057	203,057	211,970	211,970
Receivable from Prime Broker	3,272	3,272	3,272	3,272
Equity securities(2)	-	-	3,891	3,891
Corporate debt(3)	60,638	61,333	52,073	52,628
Other derivatives(2)	3,717	3,717	113	113

Financial liabilities:
U.S. Treasury Securities sold, not yet purchased(2)	$1,884,922	$1,884,922	$826,912	$826,912
Repurchase agreements(1)(4)	96,760,797	97,305,459	84,097,885	84,369,817
Securities loaned(2)	1,113,107	1,113,107	804,901	804,901
Convertible Senior Notes(2)	1,245,915	1,489,890	539,913	685,500
Interest rate swaps	2,822,264	2,822,264	2,552,687	2,552,687

(1)	Carrying value approximates fair value due to the short-term maturities of these items.
(2)	Fair value is determined using end of day quoted prices in active markets.
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

6.            REPURCHASE AGREEMENTS

The Company had outstanding $96.8 billion and $84.1 billion of repurchase agreements with weighted average borrowing rates of 1.54% and 1.59%, after giving effect to the Company’s interest rate swaps, and weighted average remaining maturities of 205 days and 103 days as of June 30, 2012 and December 31, 2011, respectively.  Investment Securities and U.S. Treasury Securities pledged as collateral under these repurchase agreements and interest rate swaps had an estimated fair value and accrued interest of $102.2 billion and $372.6 million at June 30, 2012, respectively, and $91.3 billion and $337.0 million at December 31, 2011, respectively.

At June 30, 2012 and December 31, 2011, the repurchase agreements had the following remaining maturities and weighted average rates:

	June 30, 2012		December 31, 2011
	Repurchase Agreements	Weighted Average Rate	Repurchase Agreements	Weighted Average Rate
	(dollars in thousands)
1 day	$-	-	$508,647	0.50%
2 to 29 days	32,549,648	0.40%	33,780,070	0.37%
30 to 59 days	22,134,932	0.40%	28,346,380	0.37%
60 to 89 days	5,302,260	0.55%	3,699,425	0.93%
90 to 119 days	11,125,373	0.37%	6,781,137	0.37%
Over 120 days	25,648,584	1.10%	10,982,226	1.39%
Total	$96,760,797	0.59%	$84,097,885	0.53%

The Company did not have an amount at risk greater than 10% of the equity of the Company with any counterparty as of June 30, 2012 or December 31, 2011.

 7.           DERIVATIVE INSTRUMENTS

In connection with the Company’s interest rate risk management strategy, the Company economically hedges a portion of its interest rate risk by entering into derivative financial instrument contracts.  As of June 30, 2012, such instruments are comprised of interest rate swaps, which in effect modify the cash flows on repurchase agreements, or convert floating rate liabilities to fixed rates.  The use of interest rate swaps creates exposure to credit risk relating to potential losses that could be recognized if the counterparties to these instruments fail to perform their obligations under the contracts.  The purpose of the swaps is to mitigate the risk of rising interest rates that affect the Company’s cost of funds.  In the event of a default by the counterparty, the Company could have difficulty obtaining its Investment Securities pledged as collateral for swaps.  The Company does not anticipate any defaults by its counterparties.  The Company’s interest rate swaps have not been designated as hedging instruments for accounting purposes.

The location and fair value of interest rate swaps reported in the Consolidated Statements of Financial Condition as of June 30, 2012 and December 31, 2011 are as follows:

	Location on Consolidated Statements of Financial Condition	Notional Amount	Net Estimated Fair Value
		(dollars in thousands)
June 30, 2012	Assets: Interest rate swaps, at fair value	-	-
June 30, 2012	Liabilities: Interest rate swaps, at fair value	$46,205,070	$(2,822,264)
December 31, 2011	Assets: Interest rate swaps, at fair value	-	-
December 31, 2011	Liabilities: Interest rate swaps, at fair value	$40,109,880	$(2,552,687)

The effect of  interest rate swaps on the Consolidated Statements of Comprehensive Income is as follows:

	Location on Consolidated Statements of Comprehensive Income
	Realized Gains (Losses) on Interest Rate Swaps*	Gain (loss) on Termination of Interest Rate Swaps	Unrealized Gains (Losses) on Interest Rate Swaps
	(dollars in thousands)
For the Quarter Ended June 30, 2012	$(222,002)	-	$(611,215)
For the Quarter Ended June 30, 2011	$(216,760)	-	$(466,943)
For the Six Months Ended June 30, 2012	$(441,342)	$(2,385)	$(269,576)
For the Six Months Ended June 30, 2011	$(422,908)	-	$(297,635)
* Net interest payments on interest rate swaps is presented in the Company’s Consolidated Statements of Comprehensive Income as realized gains (losses) on interest rate swaps.

The Company’s interest rate swap weighted average pay rate at June 30, 2012 was 2.29% and the weighted average receive rate was 0.30%.  The weighted average pay rate at June 30, 2011 was 2.79% and the weighted average receive rate was 0.21%.  Without netting the market value of the swaps by dealer at June 30, 2012, the gross unrealized losses on interest rate swaps was $2.8 billion, with a notional amount of $46.0 billion and the gross unrealized gains on interest rate swaps was $82,000 with a notional amount of $250.0 million. Without netting the market value of the swaps by dealer at June 30, 2011, the gross unrealized loss on interest rate swaps was $1.0 billion, with a notional amount of $32.4 billion, and the gross unrealized gain on interest rate swaps was $23.2 million, with a notional amount of $3.2 billion.

Certain of the Company’s derivative contracts are subject to International Swaps and Derivatives Association Master Agreements (“ISDA”) which contain provisions that grant counterparties certain rights with respect to the applicable ISDA upon the occurrence of (i) negative performance that results in a decline in net assets in excess of specified thresholds or dollar amounts over set periods of time, (ii) the Company’s failure to maintain its REIT status, (iii) the Company’s failure to comply with limits on the amount of leverage, and (iv) the Company’s stock being delisted from the New York Stock Exchange (NYSE). Upon the occurrence of items (i) through (iv), the counterparty to the applicable ISDA has a right to terminate the ISDA in accordance with its provisions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position at June 30, 2012 is approximately $2.9 billion, including accrued interest, which represents the maximum amount the Company would be required to pay upon termination, which is fully collateralized.

In connection with RCap’s proprietary trading activities, it has entered into exchange traded U.S. interest rate, equity index, and FX futures and options contracts as well as German interest rate futures contracts for speculative or hedging purposes. RCap invests in futures and options contracts for economic hedging purposes to reduce exposure to changes in yields of its U.S Treasury securities and for speculative purposes to achieve capital appreciation.  The use of options contracts creates exposure to credit risk relating to potential losses that could be recognized if the counterparties to these instruments fail to perform their obligations under the contracts.  RCap executes these trades through an independent futures and options broker.

8.            CONVERTIBLE SENIOR NOTES

In 2010, the Company issued $600.0 million in aggregate principal amount of its 4% convertible senior notes due 2015 (“4% Convertible Senior Notes”) for net proceeds of approximately $582.0 million.  Interest on the 4% Convertible Senior Notes is paid semi-annually at a rate of 4% per year and the Convertible Senior Notes will mature on February 15, 2015 unless repurchased or converted earlier.  The 4% Convertible Senior Notes are convertible into shares of Common Stock at a conversion rate for each $1,000 principal amount of 4% Convertible Senior Notes.  The initial conversion rate was 46.6070.  The conversion rate at June 30, 2012 was 66.5527, which is equivalent to an initial conversion price and conversion price at June 30, 2012 of approximately $21.4560 and $15.0257 per share of Common Stock, respectively, subject to adjustment in certain circumstances.  There is no limit on the total number of shares of Common Stock that the Company would be required to issue upon a conversion.

During the quarter ended June 30, 2012, the Company determined that the 4% Convertible Senior Notes included a contingent beneficial conversion feature.  During the quarter ended June 30, 2011, the 4% Convertible Senior Notes were not considered to have a contingent beneficial conversion feature.  The intrinsic value of the contingent beneficial conversion feature was $92.9 million at June 30, 2012, which is reflected in Additional paid in capital on the Company’s Consolidated Statements of Financial Condition, and serves to reduce the 4% Convertible Senior Notes liability.  The $92.9 million discount to the principal amount of the 4% Convertible Senior Notes is recognized in interest expense over the remaining life of the notes using the effective yield method.

In May 2012, the Company issued $750.0 million in aggregate principal amount of its 5% convertible senior notes due 2015 (“5% Convertible Senior Notes”) for net proceeds of approximately $727.5 million.  Interest on the 5% Convertible Senior Notes is paid semi-annually at a rate of 5% per year and the 5% Convertible Senior Notes will mature on May 15, 2015 unless repurchased or converted earlier.  The 5% Convertible Senior Notes are convertible into shares of Common Stock at a conversion rate for each $1,000 principal amount of 5% Convertible Senior Notes.  The initial conversion rate and conversion rate at June 30, 2012 is 52.7969, which is equivalent to an initial conversion price of approximately $18.94 per share of Common Stock, subject to adjustment in certain circumstances.  Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of Common Stock or a combination of cash and shares of Common Stock, at the Company’s sole discretion. There is no limit on the total number of shares of Common Stock that the Company would be required to issue upon a conversion.

At issuance, the Company determined that the 5% Convertible Senior Notes included a beneficial conversion feature of $11.7 million, which is reflected in Additional paid in capital on the Company’s Consolidated Statements of Financial Condition, and serves to reduce the 5% Convertible Senior Notes liability.  The $11.7 million discount to the principal amount of the Convertible Senior Notes is recognized in interest expense over the remaining life of the notes using the effective yield method.  At June 30, 2012, $11.2 million of the discount had not been reflected in interest expense.

9.     PREFERRED STOCK AND COMMON STOCK

(A)	Common Stock

During the quarter and six months ended June 30, 2012, 268,000 and 394,000 options were exercised for an aggregate exercise price of $3.5 million and $5.4 million, respectively.  During the quarter and six months ended June 30, 2011, 279,127 options and 462,470 options were exercised for an aggregate exercise price of $3.7 million and $6.1 million, respectively.

During the six months ended June 30, 2012, 1.3 million shares of Series B Preferred Stock were converted into 4.0 million shares of common stock, respectively. During the quarter and six months ended June 30, 2011, 1,000 shares and 3,000 shares of Series B Preferred Stock were converted into 2,732 shares and 8,045 shares of common stock, respectively.

During the quarter and six months ended June 30, 2012, the Company raised $845,000 through the Direct Purchase and Dividend Reinvestment Program. During the quarter and six months ended June 30, 2011, the Company raised $454.6 million and $455.7 million by issuing 26,090,380 shares and 26,154,175 shares through the Direct Purchase and Dividend Reinvestment Program, respectively.

On March 19, 2012, the Company entered into six separate Distribution Agency Agreements (or Distribution Agency Agreements) with each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse Securities (USA) LLC, Goldman, Sachs & Co., J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC and RCap Securities, Inc. (together, the “Agents”).  Pursuant to the terms of the Distribution Agency Agreements, the Company may sell from time to time through the Agents, as its sales agents, up to 125,000,000 shares of the Company’s common stock.  The Company did not make any sales under the Distribution Agency Agreements during the quarter ended June 30, 2012.

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

On May 16, 2012, the Company amended its charter through the filing of articles supplementary to its charter to reclassify 12,650,000 shares of authorized shares of Common Stock as 7.625% Series C Cumulative Redeemable Preferred Stock.  Following the effectiveness of the articles supplementary to its charter the Company’s authorized shares of capital stock, par value of $0.01 per share, consists of 1,975,337,500 shares classified as Common Stock, 7,412,500 shares classified as 7.875% Series A Cumulative Redeemable Preferred Stock, 4,600,000 shares classified as 6.00% Series B Cumulative Convertible Preferred Stock, and 12,650,000 shares classified as 7.625% Series C Cumulative Redeemable Preferred Stock.

(B) Preferred Stock

At June 30, 2012 and December 31, 2011, the Company had issued and outstanding 7,412,500 shares of Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”), with a par value of $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The Series A Preferred Stock is entitled to a dividend at a rate of 7.875% per year based on the $25.00 liquidation preference before the common stock is entitled to receive any dividends. The Series A Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not declared) exclusively at the Company's option commencing on April 5, 2009 (subject to the Company's right under limited circumstances to redeem the Series A Preferred Stock earlier in order to preserve its qualification as a REIT). The Series A Preferred Stock is senior to the Company's common stock and is on parity with the Series C Preferred Stock with respect to dividends and distributions, including distributions upon liquidation, dissolution or winding up. The Series A Preferred Stock generally does not have any voting rights, except if the Company fails to pay dividends on the Series A Preferred Stock for six or more quarterly periods (whether or not consecutive). Under such circumstances, the Series A Preferred Stock, together with the Series C Preferred Stock, will be entitled to vote to elect two additional directors to the Board, until all unpaid dividends have been paid or declared and restricted for payment.  In addition, certain material and adverse changes to the terms of the Series A Preferred Stock cannot be made without the affirmative vote of holders of at least two-thirds of the outstanding shares of Series A Preferred Stock and Series C Preferred Stock. Through June 30, 2012, the Company had declared and paid all required quarterly dividends on the Series A Preferred Stock.

In May 2012, the Company issued 12,000,000 shares of Series C Cumulative Redeemable Preferred Stock (“Series C Preferred Stock”), with a par value of $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The Series C Preferred Stock is entitled to a dividend at a rate of 7.625% per year based on the $25.00 liquidation preference before the common stock is entitled to receive any dividends. The Series C Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not declared) exclusively at the Company’s option commencing on May 16, 2017 (subject to the Company’s right under limited circumstances to redeem the Series C Preferred Stock earlier in order to preserve its qualification as a REIT or under limited circumstances related to a change of control of the Company). The Series C Preferred Stock is senior to the Company’s common stock and is on parity with the Series A Preferred Stock with respect to dividends and distributions, including distributions upon liquidation, dissolution or winding up. The Series C Preferred Stock generally does not have any voting rights, except if the Company fails to pay dividends on the Series C Preferred Stock for six or more quarterly periods (whether or not consecutive). Under such circumstances, the Series C Preferred Stock, together with the Series A Preferred Stock, will be entitled to vote to elect two additional directors to the Board, until all unpaid dividends have been paid or declared and restricted for payment.  In addition, certain material and adverse changes to the terms of the Series C Preferred Stock cannot be made without the affirmative vote of holders of at least two-thirds of the outstanding shares of Series C Preferred Stock and Series A Preferred Stock. Through June 30, 2012, the Company had declared and paid all required quarterly dividends on the Series C Preferred Stock.

At December 31, 2011, the Company had issued and outstanding 1,331,849 shares of Series B Preferred Stock, with a par value $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). On March 27, 2012, the Company announced that it elected to convert all outstanding shares of Series B Preferred Stock into shares of common stock.  In this conversion, the Company converted 772,000 shares of Series B Preferred Stock into 2.4 million shares of common stock and the Company had no shares of Series B Preferred Stock outstanding at June 30, 2012.

The Series B Preferred Stock was paid a dividend at a rate of 6% per year on the $25.00 liquidation preference before the common stock received any dividends.  The Series B Preferred Stock was not redeemable. The Series B Preferred Stock was convertible into shares of common stock at a conversion rate that adjusted from time to time upon the occurrence of certain events, including when the Company distributed to its common shareholders in any calendar quarter cash dividends in excess of $0.11 per share. Initially, the conversion rate was 1.7730 shares of common shares per $25 liquidation preference, and the Series B Preferred Stock was converted into common stock at a conversion ratio of 3.0614 shares of common stock for each share of Series B Preferred Stock.  The Series B Preferred Stock was also convertible into common shares at the option of the Series B preferred shareholder anytime at the then prevailing conversion rate. The Series B Preferred Stock was senior to the Company’s common stock and on parity with the Series A Preferred Stock with respect to dividends and distributions, including distributions upon liquidation, dissolution or winding up. The Series B Preferred Stock generally did not have any voting rights, except if the Company failed to pay dividends on the Series B Preferred Stock for six or more quarterly periods (whether or not consecutive). Under such circumstances, the Series B Preferred Stock, together with the Series A Preferred Stock, would be entitled to vote to elect two additional directors to the Board, until all unpaid dividends have been paid or declared and restricted for payment. In addition, certain material and adverse changes to the terms of the Series B Preferred Stock could not be made without the affirmative vote of holders of at least two-thirds of the outstanding shares of Series B Preferred Stock and Series A Preferred Stock. Through March 31, 2012, the Company had declared and paid all required quarterly dividends on the Series B Preferred Stock.  During the six months ended June 30, 2012, 1.3 million shares of Series B Preferred Stock were converted into 4.0 million shares of common stock. During the quarter and six months ended June 30, 2011, 1,000 and 3,000 shares of Series B Preferred Stock were converted into 2,732 and 8,045 shares of common stock, respectively.

(C)	Distributions to Shareholders

During the quarter and six months ended June 30, 2012, the Company declared dividends to common shareholders totaling $535.9 million or $0.55 per share, and $1.1 billion or $1.10 per share, respectively, which $535.9 million was paid to shareholders on July 26, 2012.  During the quarter and six months ended June 30, 2012, the Company declared dividends to Series A Preferred shareholders totaling approximately $3.6 million or $0.492 per share and $7.3 million or $0.984 per share, respectively.  During the quarter and six months ended June 30, 2012, the Company declared dividends to Series B shareholders totaling approximately $0 or $0 per share and $289,000 or $0.375 per share, respectively.  During the quarter and six months ended June 30, 2012, the Company declared dividends to Series C shareholders totaling approximately $2.9 million or $0.238 per share.

During the quarter and six months ended June 30, 2011, the Company declared dividends to common shareholders totaling $540.0 million or $0.65 per share and $1.0 billion or $1.27 per share, respectively, of which $540.0 million was paid to shareholders on July 28, 2011.  During the quarter and six months ended June 30, 2011, the Company declared dividends to Series A Preferred shareholders totaling approximately $3.6 million or $0.4922 per share and $7.3 million or $0.9844 per share, and Series B shareholders totaling approximately $618 thousand or $0.375 per share and approximately $1.2 million or $0.750 per share, respectively.

10.           NET INCOME PER COMMON SHARE

The following table presents a reconciliation of the net income and shares used in calculating basic and diluted earnings per share for the quarters and six months ended June 30, 2012 and 2011.

	For the Quarter Ended		For the Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(dollars in thousands)
Net income (loss)	$(91,159)	$120,817	$810,647	$820,712
Less: Preferred stock dividends	6,508	4,267	10,446	8,534
Net income (loss) available to common shareholders, prior to adjustment for dilutive potential common shares, if necessary	(97,667)	$116,550	800,201	$812,178
Add: Preferred Series B dividends, if dilutive	-	618	-	1,237
Add: Interest on Convertible Senior Notes, if dilutive	-	-	16,896	12,000
Net income (loss) available to common shareholders, as adjusted	$(97,667)	$117,168	$817,097	$825,415

Weighted average shares of common stock outstanding-basic	974,555	822,623	973,142	787,713
Add: Effect of dilutive stock options, Series B Cumulative Convertible Preferred Stock and Convertible Senior Notes, if dilutive	-	5,132	79,746	39,909
Weighted average shares of common stock outstanding-diluted	974,555	827,755	1,052,888	827,622

Options to purchase 5.8 million and 2.8 million shares of common stock were outstanding and considered anti-dilutive for the quarter and six months ended June 30, 2012.  Options to purchase 572,000 shares of common stock were outstanding and considered anti-dilutive as their exercise price exceeded the average stock price for the quarter and six months ended June 30, 2011.

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

           The Company has issued and outstanding the following stock options as of June 30, 2012 and 2011:

	For the Six Months Ended
	June 30, 2012		June 30, 2011
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding at the beginning of period	6,216,805	$15.57	6,891,975	$15.20
Granted	7,500	17.11	7,500	18.67
Exercised	(394,019)	13.68	(462,470)	13.22
Forfeited	-	-	-	-
Expired	-	-	(3,750)	12.15
Options outstanding at the end of period	5,830,286	$15.68	6,433,255	$15.49
Options exercisable at the end of the period	4,943,055	$15.99	4,411,630	$16.06

The weighted average remaining contractual term was approximately 4.9 years for stock options outstanding and approximately 4.5 years for stock options exercisable as of June 30, 2012.  As of June 30, 2012, there was approximately $2.1 million of total unrecognized compensation cost related to nonvested share-based compensation awards.  That cost is expected to be recognized over a weighted average period of 1 year.

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

12.             INCOME TAXES

For the quarter and six months ended June 30, 2012 the Company is qualified to be taxed as a REIT. As a REIT, the Company is not subject to federal income tax to the extent that it distributes its taxable income to its shareholders.  To maintain qualification as a REIT, the Company must distribute at least 90% of its annual REIT taxable income to its shareholders and meet certain other requirements. It is generally the Company’s policy to distribute to its shareholders all of the Company’s taxable income except for the amount of taxable income attributable to certain employee remuneration deductions disallowed for tax purposes pursuant to Internal Revenue Code Section 162(m).  Accordingly, in general, the Company is subject to federal, state and local income taxes on taxable income attributable to the Section 162(m) disallowance. It is assumed that the Company intends to retain its REIT status by complying with the REIT regulations and its distribution policy in the future. The state and city tax jurisdictions for which the Company is subject to tax filing obligations recognized the Company’s status as a REIT.

             During the quarter and six months ended June 30, 2012, the Company recorded $7.4 million and $22.1 million of income tax expense for the portion of earnings retained based on Section 162(m) limitations. During the quarter and six months ended June 30, 2011, the Company recorded $10.1 million and $19.5 million of income tax expense for the portion of earnings retained based on Section 162(m) limitations.

The Company’s effective tax rate differs from its combined federal, state, and city corporate statutory tax rate primarily due to the deduction of dividend distributions and Section 162(m) limitations.

               During the quarter and six months ended June 30, 2012, the Company’s taxable REIT subsidiaries recorded $4.3 million and $6.0 million of income tax expense.  During the quarter and six months ended June 30, 2011, the Company’s taxable REIT subsidiaries recorded $2.7 million and $6.8 million of income tax expense.

The Company’s 2008, 2009 and 2010 federal and state tax returns remain open for examination.

13.           LEASE COMMITMENTS AND CONTINGENCIES

Commitments

The Company has a non-cancelable lease for office space which commenced in May 2002 and expires in December 2015.  Merganser has a non-cancelable lease for office space, which commenced on May 2003 and expires in May 2014.  Merganser subleases a portion of its leased space to a subtenant.  FIDAC has a lease for office space which commenced in October 2010 and expires in February 2016. The Company’s aggregate net future minimum lease payments total approximately $7.1 million.  The following table details the lease payments.

Year Ending December	Lease Commitment	Sublease Income	Net Amount
	(dollars in thousands)
2012 (remaining)	$1,501	$90	$1,411
2013	3,004	60	2,944
2014	2,520	-	2,520
2015	159	-	159
2016	27	-	27
Thereafter	-	-	-
	$7,211	$150	$7,061

Contingencies

From time to time, the Company is involved in various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company’s consolidated financial statements and therefore no accrual is required as of June 30, 2012 and December 31, 2011.

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

The Company seeks to manage the extent to which net income changes as a function of changes in interest rates by matching adjustable-rate assets with variable-rate borrowings.  The Company may seek to mitigate the potential impact on net income of periodic and lifetime coupon adjustment restrictions in the portfolio of interest earning assets by entering into interest rate agreements such as interest rate caps and interest rate swaps. As of June 30, 2012 and December 31, 2011, the Company entered into interest rate swaps to pay a fixed rate and receive a floating rate of interest, with a total notional amount of $46.2 billion and $40.1 billion, respectively.

Changes in interest rates may also have an effect on the rate of mortgage principal prepayments and, as a result, prepayments on Agency mortgage-backed securities.  The Company will seek to mitigate the effect of changes in the mortgage principal repayment rate by balancing assets purchased at a premium with assets purchased at a discount.  To date, the aggregate premium exceeds the aggregate discount on the Agency mortgage-backed securities.  As a result, prepayments, which result in the amortization of unamortized premium, will reduce net income compared to what net income would be absent such prepayments.

15.         RCAP REGULATORY REQUIREMENTS

RCap is subject to regulations of the securities business that include but are not limited to trade practices, use and safekeeping of funds and securities, capital structure, recordkeeping, and conduct of directors, officers and employees.

As a self clearing, registered broker dealer, RCap is subject to the minimum net capital requirements of the FINRA.  As of June 30, 2012 RCap had a minimum net capital requirement of $340,268 and would be required to notify FINRA if capital was to fall below the early warning threshold of $408,322.  RCap consistently operates with capital significantly in excess of its regulatory capital requirements. RCap’s regulatory net capital as defined by SEC Rule 15c3-1 as of June 30, 2012 was $348.7 million with excess net capital of $348.4 million.

16.           RELATED PARTY TRANSACTIONS

For the quarter and six months ended June 30, 2012, the Company recorded advisory fees from affiliates totaling $17.4 million and $33.9 million, respectively.  For the quarter and six months ended June 30, 2011, the Company recorded advisory fees from affiliates totaling $16.5 million and $30.0 million, respectively.  At June 30, 2012 and 2011, the Company had amounts receivable from affiliates of $17.4 million and $16.6 million, respectively.

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

We have elected and believe that we are organized and have operated in a manner that qualifies us to be taxed as a real estate investment trust (or REIT) under the Internal Revenue Code of 1986, as amended (or the Code).  If we qualify for taxation as a REIT, we generally will not be subject to federal income tax on our taxable income that is distributed to our stockholders.  Therefore, substantially all of our assets, other than FIDAC, Merganser and RCap, which are our taxable REIT subsidiaries, consist of qualified REIT real estate assets (of the type described in Section 856(c)(5)(B) of the Code).  We have financed our purchases of Agency mortgage-backed securities and Agency debentures with the net proceeds of equity offerings, convertible notes offerings and borrowings under repurchase agreements whose interest rates adjust based on changes in short-term market interest rates.

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

The results of our operations are affected by various factors, many of which are beyond our control.  Our results of operations primarily depend on, among other things, our net interest income, the market value of our assets and the supply of and demand for such assets.  Our net interest income, which reflects the amortization of purchase premiums and accretion of discounts, varies primarily as a result of changes in interest rates, borrowing costs and prepayment speeds, the behavior of which involves various risks and uncertainties.  Prepayment speeds, as reflected by the Constant Prepayment Rate, or CPR, and interest rates vary according to the type of investment, conditions in financial markets, competition and other factors, none of which can be predicted with any certainty.  In general, as prepayment speeds on our Agency mortgage-backed securities portfolio increase, related purchase premium amortization increases, thereby reducing the net yield on such assets.  The CPR on our Agency mortgage-backed securities portfolio averaged 19% and 22% for the quarters ended June 30, 2012 and December 31, 2011, respectively.  Since changes in interest rates may significantly affect our activities, our operating results depend, in large part, upon our ability to effectively manage interest rate risks and prepayment risks while maintaining our status as a REIT.  We continue to explore alternative business strategies, alternative investments and other strategic initiatives to complement our core business strategy of investing, on a leveraged basis, in high quality Investment Securities.  No assurance, however, can be provided that any such strategic initiative will or will not be implemented in the future.

The table below provides quarterly information regarding our average interest-earning assets, interest income, yield on average interest-earning assets, average interest-bearing liabilities, economic interest expense, average cost of interest-bearing liabilities, economic net interest income, and net interest rate spreads for the periods presented.

			Yield on			Average
	Average		Average	Average		Cost of	Economic	Net
	Interest-	Total	Interest-	Interest-	Economic	Interest-	Net	Interest
	Earning	Interest	Earning	Bearing	Interest	Bearing	Interest	Rate
	Assets(1)	Income	Assets	Liabilities	Expense (2)	Liabilities	Income(3)	Spread
(ratios for the quarters have been annualized, dollars in thousands)
Quarter Ended June 30, 2012	$116,458,864	$886,324	3.04%	$103,668,465	$388,445	1.50%	$497,879	1.54%
Quarter Ended March 31, 2012	$105,706,554	$854,895	3.23%	$92,552,175	$352,685	1.52%	$502,210	1.71%
Year Ended December 31, 2011	$96,675,016	$3,579,618	3.70%	$84,595,933	$1,362,721	1.61%	$2,216,897	2.09%
Quarter Ended December 31, 2011	$102,339,797	$847,700	3.31%	$89,488,111	$357,771	1.60%	$489,929	1.71%
Quarter Ended September 30, 2011	$100,473,505	$930,802	3.71%	$86,617,908	$353,266	1.63%	$577,536	2.08%
Quarter Ended June 30, 2011	$94,696,473	$957,068	4.04%	$83,042,390	$330,080	1.59%	$626,988	2.45%
Quarter Ended March 31, 2011	$89,190,290	$844,048	3.79%	$79,235,324	$321,604	1.62%	$522,444	2.17%

(1)	Does not reflect unrealized gains/ (losses) or premium/ (discount).
(2)	Economic interest expense includes interest expense on interest rate swaps.
(3)	Economic net interest income includes interest expense on interest rate swaps.

Our net interest rate spread has declined since the quarter ended June 30, 2011.  The declining net interest rate spread is primarily attributable to the continuing low interest rate environment and marginally higher CPR, which as discussed above, reduces the net yield on our Agency mortgage-backed securities portfolio.

The following table presents the CPR experienced on our Agency mortgage-backed securities portfolio, on an annualized basis, for the quarterly periods presented.

Quarter Ended	CPR
June 30, 2012	19%
March 31, 2012	19%
December 31, 2011	22%
September 30, 2011	18%
June 30, 2011	11%

For the purpose of calculating average interest-earning assets and interest-bearing liabilities, daily balances are used.  For the purposes of computing ratios relating to equity measures throughout this report, equity includes Series B preferred stock, which has been treated under GAAP as temporary equity.  For the purpose of computing net interest income and ratios relating to cost of funds measures throughout this report, interest expense includes interest expense on interest rate swaps, which is classified in the Consolidated Statements of Comprehensive Income  as Realized gains (losses) on interest rate swaps.  Interest rate swaps are used to hedge the increase in interest expense on repurchase agreements in a rising rate environment.  Presenting the contractual interest payments on interest rate swaps with the interest expense on interest-bearing liabilities reflects total contractual interest payments.  This presentation depicts the economic value of our investment strategy.  Interest expense, including interest payments on interest rate swaps, is referred to as economic interest expense.  Net interest income, including interest payments on interest rate swaps, is referred to as economic net interest income.

The following table compares the GAAP and non-GAAP measurements reflected in the Management’s Discussion and Analysis of Financial Condition and Results of Operations. Non-GAAP measurements include non-GAAP total stockholders’ equity, economic interest expense and economic net interest income.

	GAAP Total Stockholders’ Equity	Non-GAAP Total Stockholders’ Equity	GAAP Interest Expense	Economic Interest Expense	GAAP Net Interest Income	Economic Net interest Income
	(dollars in thousands)
For the Quarter Ended June 30, 2012	$16,284,586	$16,284,586	$166,443	$388,445	$719,881	$497,879
For the Quarter Ended March 31, 2012	$15,940,605	$15,940,605	$133,345	$352,685	$721,550	$502,210
For the Year Ended December 31, 2011	$15,760,642	$15,792,914	$480,326	$1,362,721	$3,099,292	$2,216,897
For the Quarter Ended December 31, 2011	$15,760,642	$15,792,914	$130,133	$357,771	$717,567	$489,929
For the Quarter Ended September 30, 2011	$15,910,022	$15,943,686	$121,417	$353,266	$809,385	$577,536
For the Quarter Ended June 30, 2011	$13,929,362	$13,969,321	$113,320	$330,080	$843,748	$626,988
For the Quarter Ended March 31, 2011	$12,853,017	$12,893,000	$115,456	$321,604	$728,592	$522,444

We believe that the non-GAAP total stockholders’ equity, economic interest expense and economic net interest income provides meaningful information to consider, in addition to the respective amounts prepared in accordance with GAAP. The non-GAAP measures help us to evaluate our financial position and performance without the effects of certain transactions and GAAP adjustments that are not necessarily indicative of our current investment portfolio, operations, capitalization, or shareholders’ equity.

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

Over the past several years, several large European financial institutions have experienced financial difficulty and have been either rescued by government assistance or by other large European banks or institutions.  Some of these financial institutions or their U.S. subsidiaries have provided us financing under repurchase agreements or we have entered into interest rate swaps with such institutions.  We have entered into repurchase agreements and/or interest rate swaps with 12 financial institution counterparties that are either domiciled in Europe or a U.S. based subsidiary of a European domiciled financial institution.  The following table summarizes our exposure to such counterparties at June 30, 2012:

Country	Number of Counterparties	Repurchase Agreement Financing	Interest Rate Swaps at Fair Value	Exposure(1)	Exposure as a Percentage of Total Assets
(dollars in thousands)

France	4	$3,828,369	$(211,662)	$259,533	0.20%
Germany	1	$3,172,837	$(440,636)	$264,772	0.21%
Netherlands	2	$5,129,996	$(34,970)	$298,148	0.23%
Scotland	1	$863,919	-	$53,648	0.04%
Switzerland	2	$6,107,714	$(446,836)	$458,604	0.36%
England	2	$8,372,857	$(133,034)	$439,913	0.34%
Total	12	$27,475,692	$(1,267,138)	$1,774,618	1.38%

(1)	Represents the amount of cash and/or securities pledged as collateral to each counterparty less the aggregate of repurchase agreement financing and unrelated loss on swaps for each counterparty..

At June 30, 2012, we did not use credit default swaps or other forms of credit protection to hedge the exposures summarized in the table above.

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

Results of Operations:

Net Income Summary

For the quarter ended June 30, 2012, our net loss was $91.2 million or $0.10 basic loss per average share related to common shareholders, as compared to $120.8 million net income or $0.14 basic income per average share for the quarter ended June 30, 2011.  Net income decreased $212.0 million for the quarter ended June 30, 2012, when compared to the quarter ended June 30, 2011.  We attribute the majority of the decrease in net income for the quarter ended June 30, 2012 from the quarter ended June 30, 2011 to unrealized loss on interest rate swaps and interest only Agency mortgage backed securities of $637.3 million for the quarter ended June 30, 2012, as compared to unrealized losses on interest rate swaps and interest only Agency mortgage backed securities of $466.7 million for the quarter ended June 30, 2011.

For the six months ended June 30, 2012, our net income was $810.6 million, or $0.82 basic income per average share related to common shareholders, as compared to $820.7 million net income or $1.03 basic net income per average share for the six months ended June 30, 2011.  We attribute the decrease in net income for the six months ended June 30, 2012 from the six months ended June 30, 2011 to the decline in economic net interest income of $149.3 million and the increase in total expenses of $23.4 million.  The decline in economic net interest income and increase in total expenses were only partially offset by the increase in realized net gains on sales of Agency mortgage-backed securities and debentures of $140.6 million.

The table below presents the net income summary for the quarters and six months ended June 30, 2012 and 2011.

Net Income Summary
(dollars in thousands, except for per share data)
	For the Quarters Ended		For the Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Interest income:
Investments	$876,229	$948,703	$1,727,188	$1,786,583
U.S. Treasury Securities	7,397	6,497	8,815	11,322
Securities loaned	2,698	1,868	5,216	3,211
Total interest income	886,324	957,068	1,741,219	1,801,116

Interest expense:
Repurchase agreements	139,579	100,164	253,493	202,766
Convertible Senior Notes	18,965	6,900	33,692	13,667
U.S. Treasury Securities sold, not yet purchased	5,801	4,772	8,445	9,758
Securities borrowed	2,098	1,484	4,158	2,585
Total interest expense	166,443	113,320	299,788	228,776

Net interest income	719,881	843,748	1,441,431	1,572,340
Other income (loss):
Investment advisory and other fee income	21,929	20,710	42,695	37,917
Net gains (losses) on sales of Agency mortgage-backed securities and debentures	94,837	7,336	175,136	34,521
Dividend income from affiliates	6,621	8,230	14,142	14,527
Net gains (losses) on trading assets	1,105	(5,712)	6,361	13,100
Net unrealized gain (losses) on interest-only Agency mortgage-backed securities	(26,103)	276	4,774	276
Income (expense) from underwriting	(8)	(77)	(16)	2,827
Subtotal	98,381	30,763	243,092	103,168
Realized gains (losses) on interest rate swaps(1)	(222,002)	(216,760)	(441,342)	(422,908)
Realized gain (loss) on termination of interest rate swaps	-	-	(2,385)	-
Unrealized gains (losses) on interest rate swaps	(611,215)	(466,943)	(269,576)	(297,635)
Subtotal	(833,217)	(683,703)	(713,303)	(720,543)
Total other income (loss)	(734,836)	(652,940)	(470,211)	(617,375)
Expenses:
Compensation expense	53,536	49,752	112,500	94,282
Other general and administrative expenses	11,012	7,477	19,905	14,774
Total expenses	64,548	57,229	132,455	109,056
Income (loss) before income taxes and income from equity method investment in affiliate	(79,503)	133,579	838,765	845,909
Income taxes	(11,656)	(12,762)	(28,118)	(26,337)

Income from equity method investment in affiliate	-	-	-	1,140

Net income (loss)	(91,159)	120,817	810,647	820,712

Dividends on preferred stock	6,508	4,267	10,446	8,534

Net income (loss) available (related) to common shareholders	$(97,667)	$116,550	$800,201	$812,178

Net income (loss) available (related) per share to common shareholders:
Basic	$(0.10)	$0.14	$0.82	$1.03
Diluted	$(0.10)	$0.14	$0.78	$1.00

Weighted average number of common shares outstanding:
Basic	974,555,392	822,623,370	973,141,546	787,712,527
Diluted	974,555,392	827,754,731	1,052,888,301	827,622,301

Average total assets	$124,293,056	$99,492,308	$119,405,371	$94,003,737
Average equity	$16,112,596	$13,431,161	$16,006,035	$12,255,751

Return on average total assets	(0.29%)	0.49%	1.36%	1.75%
Return on average equity	(2.26%)	3.60%	10.13%	13.39%
(1) Interest expense related to the Company’s interest rate swaps is recorded in Realized gains (losses) on interest rate swaps on the Consolidated Statements of Comprehensive Income.

Interest Income and Average Earning Asset Yield

Our interest income for the quarters ended June 30, 2012 and 2011 was $886.3 million and $957.1 million, respectively. We had average interest earning assets of $116.5 billion and $94.7 billion for the quarters ended June 30, 2012 and 2011, respectively. While our average interest earning assets increased period-over-period by $21.8 billion, the yield on our average interest earning assets decreased from 4.04% for the quarter ended June 30, 2011 to 3.04% for the quarter ended June 30, 2012. Additionally, the prepayment speeds increased to an average of 19% CPR for the quarter ended June 30, 2012 from an average of 11% for the quarter ended June 30, 2011.

Our interest income for the six months ended June 30, 2012 and 2011 was $1.7 billion and $1.8 billion, respectively. We had average interest earning assets of $111.1 billion and $91.9 billion for the quarters ended June 30, 2012 and 2011, respectively. While our average interest earning assets increased period-over-period by $19.2 billion, the yield on our average interest earning assets decreased from 3.92% for the six months ended June 30, 2011 to 3.13% for the six months ended June 30, 2012. Additionally, the prepayment speeds increased to an average of 19% CPR for the six months ended June 30, 2012 from an average of 14% for the six months ended June 30, 2011.

Economic Interest Expense and the Cost of Interest-Bearing Liabilities

Our largest expense is the cost of interest-bearing liabilities.  We had average interest-bearing liabilities of $103.7 billion and total economic interest expense of $388.4 million, which includes $222.0 million in interest paid on interest rate swaps, for the quarter ended June 30, 2012.  We had average interest-bearing liabilities of $83.0 billion and total economic interest expense of $330.1 million, which includes $216.8 million in interest paid on interest rate swaps, for the quarter ended June 30, 2011.  Our average cost of interest-bearing liabilities was 1.50%, including interest paid on interest rate swaps, for the quarter ended June 30, 2012 and 1.59% for the quarter ended June 30, 2011.  The cost of interest-bearing liabilities rate decreased by 9 basis points and the average interest-bearing liabilities increased by $20.7 billion for the quarter ended June 30, 2012, when compared to the quarter ended June 30, 2011. Economic interest expense, including interest paid on interest rate swaps, for the quarter ended June 30, 2012 increased by $58.3 million when compared to the quarter ended June 30, 2011, due to the increase in interest-bearing liabilities.

We had average interest-bearing liabilities of $98.1 billion and total economic interest expense of $741.1 million, which includes $441.3 million in interest paid on interest rate swaps, for the six months ended June 30, 2012.  We had average interest-bearing liabilities of $81.1 billion and total economic interest expense of $651.7 million, which includes $422.9 million in interest paid on interest rate swaps, for the six months ended June 30, 2011.  Our average cost of interest-bearing liabilities was 1.51%, including interest paid on interest rate swaps, for the six months ended June 30, 2012 and 1.61% for the six months ended June 30, 2011.  The cost of interest-bearing liabilities rate decreased by 10 basis points and the average interest-bearing liabilities increased by $17.0 billion for the six months ended June 30, 2012, when compared to the six months ended June 30, 2011. Economic interest expense, including interest paid on interest rate swaps, for the six months ended June 30, 2012 increased by $89.4 million when compared to the six months ended June 30, 2011, due to the increase in interest-bearing liabilities.

The table below shows our average interest-bearing liabilities and average cost of interest-bearing liabilities as compared to average one-month and average six-month LIBOR for the periods presented.

Average Cost of Interest-Bearing Liabilities
(Quarterly ratios have been annualized, dollars in thousands)
	Average Interest- Bearing Liabilities	Interest- Bearing Liabilities at Period End	Economic Interest Expense(1)	Average Cost of Interest-Bearing Liabilities	Average One- Month LIBOR	Average Six-Month LIBOR	Average One- Month LIBOR Relative to Average Six-Month LIBOR	Average Cost of Interest-Bearing Liabilities Relative to Average One- Month LIBOR	Average Cost of Interest Bearing Liabilities Relative to Average Six-Month LIBOR
For the Quarter Ended June 30, 2012	$103,668,465	$101,004,741	$388,445	1.50%	0.24%	0.73%	(0.49%)	1.26%	0.77%
For the Quarter Ended March 31, 2012	$92,552,175	$95,700,039	$352,685	1.52%	0.26%	0.76%	(0.50%)	1.26%	0.76%
For the Year Ended December 31, 2011	$84,595,933	$86,269,611	$1,362,721	1.61%	0.23%	0.51%	(0.28%)	1.38%	1.10%
For the Quarter Ended December 31, 2011	$89,488,111	$86,269,611	$357,771	1.60%	0.26%	0.68%	(0.42%)	1.34%	0.92%
For the Quarter Ended September 30, 2011	$86,671,908	$88,509,516	$353,266	1.63%	0.21%	0.47%	(0.26%)	1.42%	1.16%
For the Quarter Ended June 30, 2011	$83,042,390	$79,986,235	$330,080	1.59%	0.20%	0.42%	(0.22%)	1.39%	1.17%
For the Quarter Ended March 31, 2011	$79,235,324	$81,732,664	$321,604	1.62%	0.26%	0.46%	(0.20%)	1.36%	1.16%

(1)	Economic interest expense includes interest expense on interest rate swaps.

We do not manage our portfolio to have a pre-designated amount of borrowings at quarter or year end.  Our borrowings at period end are a snapshot of borrowings as of a date, and this number should be expected to differ from average borrowings over the period for a number of reasons.  The mortgage-backed securities we own pay principal and interest towards the end of each month  and the mortgage-backed securities we purchase are typically settled during the beginning of the month.  As a result, depending on the amount of mortgage-backed securities we have committed to purchase, we may retain the principal and interest we receive in the prior month, or we may use it to pay down our borrowings.  Moreover, we use interest rate swaps to hedge our portfolio and as we pledge or receive collateral under these agreements, our borrowings on any given day may be increased or decreased.  Our average borrowings during a quarter will differ from period end borrowings as we implement our portfolio management strategies and risk management strategies over changing market conditions by increasing or decreasing leverage.  Additionally, these numbers will differ during periods when we conduct capital raises, as in certain instances we may purchase additional assets and increase leverage with the expectation of a successful capital raise.  Since our average borrowings and period end borrowings can be expected to differ, we believe our average borrowings during a period provides a more accurate representation of our exposure to the risks associated with leverage.

Economic Net Interest Income

Our economic net interest income, including interest paid on interest rate swaps, decreased by $129.1 million for the quarter ended June 30, 2012, as compared to the quarter ended June 30, 2011, because of the decline in interest rate spread.  Our net interest rate spread for the quarter ended June 30, 2012 was 1.54%, which was 91 basis points less than the interest rate spread for the quarter ended June 30, 2011 of 2.45%.  This 91 basis point decrease in interest rate spread for second quarter of 2012 compared to the spread for second quarter of 2011 was the result of the decrease in average yield on average interest earning assets of 100 basis points partially offset by a decrease in the average cost of interest-bearing liabilities of 9 basis points.   The estimated weighted average yield on our investment portfolio at June 30, 2012 was 3.17% and estimated cost of funds on interest-bearing liabilities was 1.58%, resulting in an estimated interest rate spread of 1.59%.

Our economic net interest income, including interest paid on interest rate swaps, decreased by $149.3 million for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011, because of the decline in interest rate spread.  Our net interest rate spread for the six months ended June 30, 2012 was 1.62%, which was 69 basis points less than the interest rate spread for the six months ended June 30, 2011 of 2.31%.

The net interest rate spread continued to decline every quarter over the past year.  This trend could continue in the current environment as a result of declining coupons and increased acquisition prices.  The weighted average coupon at June 30, 2012 declined to 4.30%, when compared to the weighted average coupon at June 30, 2011 of 4.67%.  Additionally, the weighted average purchase price increased to 103.2%at June 30, 2012 from 102.1% at June 30, 2012.  The decline in interest rate spread may continue to decline, if there is a decline in yield on investments acquired, an increase in prepayment speed, or increased funding cost.

The table below shows our economic net interest income by average interest earning assets held, total interest income, yield on average interest earning assets, average interest-bearing liabilities, economic interest expense, average cost of interest-bearing liabilities, economic net interest income, and net interest rate spread for the periods presented.

Economic Net Interest Income
 (Quarterly ratios have been annualized, dollars in thousands)

	Average Interest Earning Assets	Total Interest Income	Yield on Average Interest Earning Assets	Average Interest- Bearing Liabilities	Economic Interest Expense(1)	Average Cost of Interest-Bearing Liabilities	Economic Net Interest Income (1)	Net Interest Rate Spread
For the Quarter Ended June 30, 2012	$116,458,864	$886,324	3.04%	$103,668,465	$388,445	1.50%	$497,879	1.54%
For the Quarter Ended March 31, 2012	$105,706,554	$854,895	3.23%	$92,552,175	$352,685	1.52%	$502,210	1.71%
For the Year Ended December 31, 2011	$96,675,016	$3,579,618	3.70%	$84,595,933	$1,362,721	1.61%	$2,216,897	2.09%
For the Quarter Ended December 31, 2011	$102,339,797	$847,700	3.31%	$89,488,111	$357,771	1.60%	$489,929	1.71%
For the Quarter Ended September 30, 2011	$100,473,505	$930,802	3.71%	$86,671,908	$353,266	1.63%	$577,536	2.08%
For the Quarter Ended June 30, 2011	$94,696,473	$957,068	4.04%	$83,042,390	$330,080	1.59%	$626,988	2.45%
For the Quarter Ended March 31, 2011	$89,190,290	$844,048	3.79%	$79,235,324	$321,604	1.62%	$522,444	2.17%

(1)	Economic interest expense and economic net interest income include interest expense on interest rate swaps.

Investment Advisory and Other Fee Income

FIDAC and Merganser are registered investment advisors specializing in managing fixed income securities.  Net investment advisory and fees for the quarters ended June 30, 2012 and 2011 totaled $21.9 million and $20.7 million, respectively, net of fees paid to third parties pursuant to distribution service agreements for facilitating and promoting distribution of shares or units to FIDAC’s  and Merganser’s clients. Net investment advisory and fees for the six months ended June 30, 2012 and 2011 totaled $42.7 million and $37.9 million, respectively, net of fees paid to third parties pursuant to distribution service agreements for facilitating and promoting distribution of shares or units to FIDAC’s  and Merganser’s clients.

Gains and Losses on Sales of Agency Mortgage-Backed Securities and Agency Debentures

For the quarter ended June 30, 2012, we disposed of Agency mortgage-backed securities and Agency debentures with a carrying value of $6.4 billion for an aggregate net gain of $94.8 million.  For the quarter ended June 30, 2011 we disposed of Agency mortgage-backed securities and Agency debentures with a carrying value of $1.7 billion for an aggregate net gain of $7.3 million.  We do not expect to sell assets on a frequent basis, but may from time to time sell existing assets to acquire new assets, which our management believes might have higher risk-adjusted returns, or to manage our balance sheet as part of our asset/liability management strategy.

For the six months ended June 30, 2012, we disposed of Agency mortgage-backed securities and Agency debentures with a carrying value of $11.7 billion for an aggregate net gain of $175.1 million.  For the six months ended June 30, 2011 we disposed of Agency mortgage-backed securities and Agency debentures with a carrying value of $5.6 billion for an aggregate net gain of $34.5 million.

Dividend Income from Available-For-Sale Equity Securities

Dividend income from our investments in Chimera Investment Corporation and CreXus Investment Corp., which are managed pursuant to management contracts by our wholly owned subsidiary FIDAC, totaled $6.6 million and $14.1 million for the quarter and six months ended June 30, 2012, as compared to $8.2 million and $14.5 million for the quarter and six months ended June 30, 2011.

General and Administrative Expenses

General and administrative (or G&A) expenses were $64.5 million and $132.5 million for the quarter and six months ended June 30, 2012 respectively, compared to $57.2 million and $109.1 million for the quarter and six months ended June 30, 2011, respectively.  G&A expenses as a percentage of average total assets was 0.21% and 0.23% for the quarters ended June 30, 2012 and 2011, respectively.  The increase in G&A expenses of $7.3 million for the quarter ended June 30, 2012 as compared to June 30, 2011 was primarily the result of increased compensation costs related to us and our subsidiaries, as staff increased from 136 as of June 30, 2011 to 152 as of June 30, 2012.

The table below shows our total G&A expenses as compared to average total assets and average equity for the periods presented.

G&A Expenses and Operating Expense Ratios
(ratios for the quarters have been annualized, dollars in thousands)

	Total G&A Expenses	Total G&A Expenses/Average Assets	Total G&A Expenses/Average Equity
For the Quarter Ended June 30, 2012	$64,548	0.21%	1.60%
For the Quarter Ended March 31, 2012	$67,907	0.24%	1.71%
For the Year Ended December 31, 2011	$237,344	0.23%	1.73%
For the Quarter Ended December 31, 2011	$63,094	0.23%	1.59%
For the Quarter Ended September 30, 2011	$65,194	0.24%	1.74%
For the Quarter Ended June 30, 2011	$57,229	0.23%	1.70%
For the Quarter Ended March 31, 2011	$51,827	0.23%	1.82%

Net Income and Return on Average Equity

Our net loss was $91.2 million for the quarter ended June 30, 2012 and our net income was $120.8 million for the quarter ended June 30, 2011.  Our annualized loss on average equity was 2.26% for the quarter ended June 30, 2012, and our annualized return on average equity was 3.60% for the quarter ended June 30, 2011. Net income decreased by $212.0 million for the quarter ended June 30, 2012 as compared to the quarter ended June 30, 2011, primarily due to the increase in unrealized losses on interest rate swaps and interest only agency mortgage backed securities of $170.7 million.

Our net income was $810.6 million for the six months ended June 30, 2012 and $820.7 million for the six months ended June 30, 2011.  Our annualized return on average equity was 10.13% for the six months ended June 30, 2012, and 13.39% for the six months ended June 30, 2011. Net income decreased by $10.1 million for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011, primarily due to a decrease in economic net interest income of $149.3 million, which was partially offset by an increase in net gains on sales of Agency mortgage-backed  securities and debentures of $140.6 million.

The table below shows the components of our return on average equity for the periods presented.

Components of Return on Average Equity
(Ratios for the quarters have been annualized)

						Income
				Dividend	Income	from
	Economic	Net Investment	Realized and	Income from	from	Equity
	Net Interest	Advisory and	Unrealized	available-for-	Under-	Method	G&A	Income	Return
	Income/	Service	Gains and	sale equity	writing	Investment	Expenses/	Taxes/	on
	Average	Fees/Average	Losses/Average	securities/	/Average	/Average	Average	Average	Average
	Equity(1)	Equity	Equity	Average Equity	Equity	Equity	Equity	Equity	Equity
For the Quarter Ended June 30, 2012	12.37%	0.54%	(13.44%)	0.16%	0.00%	0.00%	(1.60%)	(0.29%)	(2.26)%
For the Quarter Ended March 31, 2012	12.66%	0.52%	11.49%	0.19%	0.00%	0.00%	(1.71%)	(0.42%)	22.73%
For the Year Ended December 31, 2011	16.18%	0.58%	(12.36%)	0.23%	0.04%	0.00%	(1.73%)	(0.43%)	2.51%
For the Quarter Ended December 31, 2011	12.35%	0.52%	0.18%	0.21%	0.00%	0.00%	(1.59%)	(0.44%)	11.23%
For the Quarter Ended September 30, 2011	15.45%	0.56%	(38.81%)	0.23%	0.07%	0.00%	(1.74%)	(0.41%)	(24.65%)
For the Quarter Ended June 30, 2011	18.67%	0.62%	(13.86%)	0.25%	0.00%	0.00%	(1.70%)	(0.38%)	3.60%
For the Quarter Ended March 31, 2011	18.33%	0.60%	7.56%	0.23%	0.10%	0.04%	(1.82%)	(0.48%)	24.56%

(1)	Economic net interest income includes interest expense on interest rate swaps.

Financial Condition

Investment Securities

Substantially all of our Agency mortgage-backed securities at June 30, 2012 and December 31, 2011 were mortgage-backed securities backed by single-family mortgage loans.  Substantially all of the mortgage assets underlying our Agency mortgage-backed securities were secured with a first lien position on the underlying single-family properties.  Substantially all of our mortgage-backed securities were Freddie Mac, Fannie Mae or Ginnie Mae pass through certificates or CMOs, which carry an actual or implied “AAA” rating.   We carry all of our Agency mortgage-backed securities at fair value.

We accrete discount balances as an increase in interest income over the expected life of the related interest earning assets and we amortize premium balances as a decrease in interest income over the expected life of the related interest earning assets.  At June 30, 2012 and December 31, 2011 we had on our Consolidated Statements of Financial Condition a total of $33.2 million and $27.3 million, respectively, of unaccreted discount (which is the difference between the remaining principal value and current historical amortized cost of our Investment Securities acquired at a price below principal value) and a total of $4.5 billion and $3.4 billion, respectively, of unamortized premium (which is the difference between the remaining principal value and the current historical amortized cost of our Investment Securities acquired at a price above principal value).

We received mortgage principal repayments of $7.9 billion and $3.8 billion for the quarters ended June 30, 2012 and 2011, respectively.  The average prepayment speed for the quarters ended June 30, 2012 and 2011 was 19% and 11%, respectively.  Given our current portfolio composition, if mortgage principal prepayment rates were to increase over the life of our mortgage-backed securities, all other factors being equal, our net interest income would decrease during the life of these mortgage-backed securities as we would be required to amortize our net premium balance into income over a shorter time period.  Similarly, if mortgage principal prepayment rates were to decrease over the life of our mortgage-backed securities, all other factors being equal, our net interest income would increase during the life of these mortgage-backed securities as we would amortize our net premium balance over a longer time period.

The table below summarizes certain characteristics of our Agency mortgage-backed securities, Agency debentures and corporate debt as of the dates presented.

Agency Mortgage-Backed Securities, Agency Debentures and Corporate Debt
 (dollars in thousands)
	Principal Amount	Net Premium	Amortized Cost	Amortized Cost/Principal Amount	Carrying Value	Carrying Value/Principal Amount	Weighted Average Yield
At June 30, 2012	$111,975,194	$4,463,950	$116,439,144	103.99%	$119,811,793	107.00%	3.17%
At March 31, 2012	$105,296,991	$3,815,555	$109,112,546	103.62%	$111,841,645	106.22%	3.21%
At December 31, 2011	$98,904,501	$3,333,416	$102,237,917	103.37%	$105,192,708	106.35%	3.22%
At September 30, 2011	$100,957,108	$3,394,180	$104,351,288	103.36%	$107,440,790	106.42%	3.58%
At June 30, 2011	$92,465,377	$2,986,266	$95,451,643	103.23%	$97,504,523	105.45%	3.73%
At March 31, 2011	$90,209,946	$2,900,102	$93,110,048	103.21%	$94,080,293	104.29%	3.96%

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

Adjustable-Rate Agency Mortgage-Backed Securities, Agency Debentures and Corporate Debt
Characteristics
 (dollars in thousands)
	Principal Amount	Weighted Average Coupon Rate	Weighted Average Term to Next Adjustment	Weighted Average Lifetime Cap	Weighted Average Asset Yield	Principal Amount at Period End as % of Total Investment Securities
At June 30, 2012	$8,648,932	3.67%	38 months	9.42%	2.80%	7.72%
At March 31, 2012	$9,104,082	3.72%	38 months	8.80%	2.78%	8.65%
At December 31, 2011	$9,268,113	3.88%	41 months	9.64%	2.79%	9.37%
At September 30, 2011	$9,917,372	3.85%	40 months	9.63%	2.79%	9.82%
At June 30, 2011	$10,000,985	4.12%	42 months	10.08%	3.22%	10.82%
At March 31, 2011	$10,623,084	4.21%	39 months	10.09%	3.02%	11.78%

Fixed-Rate Agency Mortgage-Backed Securities, Agency Debentures and Corporate Debt Characteristics
 (dollars in thousands)
	Principal Amount	Weighted Average Coupon Rate	Weighted Average Asset Yield	Principal Amount at Period End as % of Total Investment Securities
At June 30, 2012	$103,326,262	4.52%	3.20%	92.28%
At March 31, 2012	$96,192,909	4.63%	3.25%	91.35%
At December 31, 2011	$89,636,388	4.71%	3.07%	90.63%
At September 30, 2011	$91,039,736	4.81%	3.78%	90.18%
At June 30, 2011	$82,464,392	4.74%	3.83%	89.18%
At March 31, 2011	$79,586,862	4.80%	4.19%	88.22%

At June 30, 2012 and December 31, 2011, we held Agency mortgage-backed securities, Agency debentures and corporate debt with coupons linked to various indices.  The following tables detail the portfolio characteristics by index.

Adjustable-Rate Agency Mortgage-Backed Securities, Agency Debentures and Corporate Debt by Index
June 30, 2012

	One- Month Libor	Six- Month Libor	Twelve Month Libor	12-Month Moving Average	11th District Cost of Funds	1-Year Treasury Index	Other Indices(1)
Weighted Average Term to Next Adjustment	1 mo.	6 mo.	48 mo.	1 mo.	4 mo.	28 mo.	31 mo.
Weighted Average Annual Period Cap	5.82%	1.66%	2.00%	0.02%	0.18%	1.92%	0.01%
Weighted Average Lifetime Cap at June 30, 2012	5.85%	11.13%	9.83%	9.45%	10.67%	11.18%	6.71%
Investment Principal Value as Percentage of Investment Securities at June 30, 2012	0.22%	0.35%	5.19%	0.27%	0.24%	0.39%	1.06%

(1)	Combination of indices that account for less than 0.05% of total or adjust over time, without a reset index.

Adjustable-Rate Agency Mortgage-Backed Securities, Agency Debentures and Corporate Debt by Index
December 31, 2011

	One- Month Libor	Six- Month Libor	Twelve Month Libor	12-Month Moving Average	11th District Cost of Funds	1-Year Treasury Index	Other Indices(1)
Weighted Average Term to Next Adjustment	1 mo.	7 mo.	52 mo.	4 mo.	4 mo.	31 mo.	31 mo.
Weighted Average Annual Period Cap	6.25%	1.63%	2.00%	0.03%	0.20%	1.88%	0.61%
Weighted Average Lifetime Cap at December 31, 2011	6.84%	11.10%	9.93%	9.46%	10.66%	10.35%	6.87%
Investment Principal Value as Percentage of Investment Securities at December 31, 2011	0.39%	0.44%	6.55%	0.35%	0.30%	0.57%	0.77%

(1)	Combination of indices that account for less than 0.05% of total or adjust over time, without a reset index.

Borrowings

As of June 30, 2012 and December 31, 2011, 96% and 97%, respectively, of our debt consisted of borrowings collateralized by a pledge of our Investment Securities.  These borrowings appear on our Consolidated Statement of Financial Condition as repurchase agreements.  All of our Agency mortgage-backed securities and debentures are currently accepted as collateral for these borrowings.  However, we limit our borrowings, and thus our potential asset growth, in order to maintain unused borrowing capacity and thus increase the liquidity and strength of our balance sheet. As of June 30, 2012 the term to maturity of our borrowings ranged from two days to 7 years.  As of December 31, 2011 the term to maturity of our borrowings ranged from one day to 7 years.  Additionally, we have entered into structured borrowings giving the counterparty the right to call the balance prior to maturity.  As of June 30, 2012 and December 31, 2011, the weighted average cost of funds for all of our borrowings was 1.58% and 1.60%, respectively, including the effect of the interest rate swaps and 4% convertible senior notes due 2015 and 5% convertible senior notes due 2015 (collectively, the “Convertible Senior Notes”), and the weighted average maturity was 216 days and 110 days, respectively.

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

Under our repurchase agreements, we may be required to pledge additional assets to our repurchase agreement counterparties (i.e., lenders) in the event the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral (a margin call), which may take the form of additional securities or cash.  Similarly, if the estimated fair value of interest earning assets increases due to changes in market interest rates or market factors, lenders may release collateral back to us.  Specifically, margin calls result from a decline in the value of our Agency mortgage-backed securities securing our repurchase agreements, prepayments on the mortgages securing such Agency mortgage-backed securities and to changes in the estimated fair value of such Agency mortgage-backed securities generally due to principal reduction of such Agency mortgage-backed securities from scheduled amortization and resulting from changes in market interest rates and other market factors.  Our repurchase agreements generally provide that the valuations for the Agency mortgage-backed securities securing our repurchase agreements are to be obtained from a generally recognized source agreed to by the parties.  However, in certain circumstances and under certain of our repurchase agreements our lenders have the sole discretion to determine the value of the Agency mortgage-backed securities securing our repurchase agreements.  In instances where we have agreed to permit our lenders to make a determination of the value of the Agency mortgage-backed securities securing our repurchase agreements, such lenders are required to act in good faith in making such valuation determinations and in certain of these instances are also required to act reasonably in this determination.  Our repurchase agreements generally provide that in the event of a margin call we must provide additional securities or cash on the same business day that a margin call is made, if the lender provides us notice prior to the margin notice deadline on such day.  Through June 30, 2012, we did not have any margin calls on our repurchase agreements that we were not able to satisfy with either cash or additional pledged collateral.  However, should prepayment speeds on the mortgages underlying our Agency mortgage-backed securities and/or market interest rates suddenly increase, margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.

At June 30, 2012, we had total pledged collateral for repurchase agreements and interest rate swaps of $102.2 billion.  The weighted average haircut was approximately 5% on repurchase agreements.  The excess collateral cushion totaled approximately $5.4 billion.  The quality and character of the Agency mortgage-backed securities that we pledge as collateral under the repurchase agreements and interest rate swaps did not materially change in the quarter and six months ended June 30, 2012 compared to quarter and six months ended June 30, 2011 and our counterparties did not materially alter any requirements, including required haircuts, related to the collateral we pledge under repurchase agreements and interest rate swaps during the quarter and six months ended June 30, 2012.

The following table summarizes the effect on our liquidity and cash flows from contractual obligations for repurchase agreements, interest expense on repurchase agreements and Convertible Senior Notes, the non-cancelable office lease and employment agreements as of June 30, 2012.  The table does not include the effect of net interest rate payments under our interest rate swap agreements.  The net swap payments will fluctuate based on monthly changes in the receive rate.  As of June 30, 2012, the interest rate swaps had a net negative fair value of $2.8 billion.

Contractual Obligations
(dollars in thousands)

	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
Repurchase agreements	$85,930,598	$3,365,199	$6,340,000	$1,125,000	$96,760,797
Interest expense on repurchase agreements, based on rates at June 30, 2012	287,777	381,460	233,888	8,057	911,182
Convertible Senior Notes	-	1,350,000	-	-	1,350,000
Interest Expense on Convertible Senior Notes	61,500	109,313	-	-	170,813
Long-term operating lease obligations	2,603	4,339	119	-	7,061
Employment contracts	144,711	221	-	-	144,932
Total	$86,427,189	$5,210,532	$6,574,007	$1,133,057	$99,344,785

In the coming periods, we expect to continue to finance our activities in a manner that is consistent with our current operations via repurchase agreements.  During the quarter and six months ended June 30, 2012, we received $7.9 billion and $15.3 billion from principal repayments, and used leverage on our Agency mortgage-backed securities which provided $5.0 billion and $12.7 billion in cash for the quarter and six months ended June 30, 2012.  In addition, we may from time to time sell securities as a source of cash to fund new purchases. During the quarter and six months ended June 30, 2011, we received $3.8 billion and $9.4 billion from principal repayments, respectively, and used leverage on our Agency mortgage-backed securities which provided $2.5 billion and $12.2 billion in cash for the quarter and six months ended June 30, 2011, respectively.

Stockholders’ Equity

During the quarter and six months ended June 30, 2012, 268,000 and 394,000 options were exercised for an aggregate exercise price of $3.5 million and $5.4 million, respectively.  During the quarter and six months ended June 30, 2011, 279,127 options and 462,470 options were exercised for an aggregate exercise price of $3.7 million and $6.1 million, respectively.

During the six months ended June 30, 2012, 1.3 million shares of Series B Preferred Stock were converted into 4.0 million shares of common stock, respectively. During the quarter and six months ended June 30, 2011, 1,000 shares and 3,000 shares of Series B Preferred Stock were converted into 2,732 shares and 8,045 shares of common stock, respectively.

During the quarter and six months ended June 30, 2012, we raised $845,000 through the Direct Purchase and Dividend Reinvestment Program. During the quarter and six months ended June 30, 2011, we raised $454.6 million and $455.7 million by issuing 26,090,380 shares and 26,154,175 shares through the Direct Purchase and Dividend Reinvestment Program, respectively.

On March 19, 2012, we entered into six separate Distribution Agency Agreements (or Distribution Agency Agreements) with each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse Securities (USA) LLC, Goldman, Sachs & Co., J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC and RCap Securities, Inc. (together, the Agents).  Pursuant to the terms of the Distribution Agency Agreements, we may sell from time to time through the Agents, as our sales agents, up to 125,000,000 shares of our common stock.  We did not make any sales under the Distribution Agency Agreements during the quarter ended June 30, 2012.

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

On July 11, 2011 we entered into an agreement pursuant to which we sold 138,000,000 shares of its common stock for net proceeds following expenses of approximately $2.4 billion. This transaction settled on July 15, 2011.

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

On May 16, 2012, we amended our charter through the filing of articles supplementary to our charter to reclassify 12,650,000 shares of authorized shares of Common Stock as 7.625% Series C Cumulative Redeemable Preferred Stock.  Following the effectiveness of the articles supplementary our authorized shares of capital stock, par value $0.01 per share, consists of 1,975,337,500 shares classified as Common Stock, 7,412,500 shares classified as 7.875% Series A Cumulative Redeemable Preferred Stock, 4,600,000 shares classified as 6.00% Series B Cumulative Convertible Preferred Stock, and 12,650,000 shares classified as 7.625% Series C Cumulative Redeemable Preferred Stock.

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

The table below shows unrealized gains and losses reflected in the Consolidated Statement of Comprehensive Income.

Unrealized Gains and Losses
 (dollars in thousands)

	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011
Unrealized gain	$3,497,635	$2,892,493	$3,091,152	$3,292,450	$2,378,880
Unrealized loss	(84,315)	(126,063)	(82,164)	(218,962)	(329,049)
Net Unrealized gain	$3,413,320	$2,766,430	$3,008,988	$3,073,488	$2,049,831

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

Leverage

Our debt-to-equity ratio at June 30, 2012 and December 31, 2011 was 6.0:1 and 5.4:1, respectively.  We generally expect to maintain a ratio of debt-to-equity of less than 12:1.  The ratio varies from time to time based upon various factors, including our management’s opinion of the level of risk of our assets and liabilities, our liquidity position, our level of unused borrowing capacity, the availability of credit, over-collateralization levels required by lenders when we pledge assets to secure borrowings and our assessment of domestic and international market conditions.  Our debt-to-equity ratios have been below our historical average ratios since the credit crisis of 2008.  Specifically, we believe that it is prudent to maintain our existing debt-to-equity ratio because there continues to be volatility in the mortgage and credit markets primarily driven by the uncertainty in Europe and U.S. capital markets.

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

We seek to manage the extent to which our net income changes as a function of changes in interest rates by matching adjustable-rate assets with variable-rate borrowings.  In addition, we have attempted to mitigate the potential impact on net income of periodic and lifetime coupon adjustment restrictions in our portfolio of Agency mortgage-backed securities and Agency debentures by entering into interest rate swaps.  At June 30, 2012, we had entered into swap agreements with a total notional amount of $46.2 billion.  We agreed to pay a weighted average pay rate of 2.29% and receive a floating rate based on one month LIBOR.  At December 31, 2011, we had entered into swap agreements with a total notional amount of $40.1 billion.  We agreed to pay a weighted average pay rate of 2.55% and receive a floating rate based on one month LIBOR.  The weighted average pay rate declined by 0.26% from December 31, 2011 to June 30, 2012.  The decline was the direct result of interest rate swaps maturing or terminated with higher pay rates being replaced with interest rate swaps with lower pay rates.  We believe that for the immediately foreseeable periods, our weighted average pay rate will continue to decline as a result of interest rate swaps with higher pay rates maturing or being terminated and the replacement of such swaps with interest rate swaps with lower pay rates.  We may enter into similar derivative transactions in the future by entering into interest rate collars, caps or floors or purchasing interest only securities.  Changes in interest rates may also affect the rate of mortgage principal prepayments and, as a result, prepayments on mortgage-backed securities.  We seek to mitigate the effect of changes in the mortgage principal repayment rate by balancing assets we purchase at a premium with assets we purchase at a discount.  To date, the aggregate premium exceeds the aggregate discount on our mortgage-backed securities.  As a result, prepayments, which result in the amortization of unamortized premiums, will reduce our net income compared to what net income would be absent such prepayments.

          The following table summarizes certain characteristics of our interest rate swaps as of June 30, 2012:

Maturity of Interest Rate Swaps
(dollars in thousands)

Maturity	Current Notional	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
0 - 3 years	$14,628,700	2.43%	0.31%	1.74
3 - 6 years	23,088,120	1.89%	0.29%	3.91
6 - 10 years	4,450,000	2.90%	0.32%	7.55
Greater than 10 years	4,038,250	3.36%	0.30%	19.16
Total / Weighted Average	$46,205,070	2.29%	0.30%	4.91

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

Capital Resources

At June 30, 2012, we had no material commitments for capital expenditures.

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

Other Matters

We calculate that at least 75% of our assets were qualified REIT assets, as defined in the Code, as of June 30, 2012 and December 31, 2011.   We also calculate that our revenue qualifies for the 75% source of income test and for the 95% source of income test rules for the quarter ended June 30, 2012 and the year ended December 31, 2011 and for each quarter therein.  Consequently, we met the REIT income and asset tests. We also met all REIT requirements regarding the ownership of our common stock and the distribution of our net income.  Therefore, as of June 30, 2012 and December 31, 2011, we believe that we qualified as a REIT under the Code.

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

We determined that as of June 30, 2012 and December 31, 2011, we were in compliance with the exemption from registration provided by Section 3(c)(5)(C) of the Investment Company Act as interpreted by the staff of the SEC.

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

Our profitability and the value of our portfolio (including interest rate swaps) may be adversely or positively affected during any period as a result of changing interest rates.  The following table quantifies the potential changes in economic net interest income and portfolio value, should interest rates go up or down 25, 50 and 75 basis points, assuming the yield curves of the rate shocks will be parallel to each other and the current yield curve.  All changes in income and value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at June 30, 2012 and various estimates regarding prepayment and all activities are made at each level of rate shock.  Actual results could differ significantly from these estimates.

Change in Interest Rate	Projected Percentage Change in Economic Net Interest Income(1)	Projected Percentage Change in Portfolio Value, with Effect of Interest Rate Swaps

-75 Basis Points	4.54%	0.22%
-50 Basis Points	2.80%	0.04%
-25 Basis Points	1.12%	0.02%
Base Interest Rate	-	-
+25 Basis Points	(1.13%)	(0.09%)
+50 Basis Points	(2.78%)	(0.27%)
+75 Basis Points	(3.91%)	(0.57%)
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

The following table sets forth the estimated maturity or repricing of our interest-earning assets and interest-bearing liabilities at June 30, 2012. The amount of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except adjustable-rate loans and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature and does include the effect of the interest rate swaps.  The interest rate sensitivity of our assets and liabilities in the table could vary substantially based on actual prepayment experience.

	Within 3 Months	4-12 Months	More than 1 Year to 3 Years	3 Years and Over	Total
	(dollars in thousands)
Rate Sensitive Assets:
Cash equivalents	$924,374	$-	$-	$-	$924,374
Reverse repurchase agreements	2,025,471	-	-	-	2,025,471
U.S. Treasury securities	1,998,363	-	-	-	1,998,363
Securities borrowed	1,465,327	-	-	-	1,465,327
Agency Mortgage-backed securities (principal)	1,493,742	1,701,375	1,279,925	106,192,038	110,667,080
Agency debentures (principal)	-	-	768,390	478,060	1,246,450
Corporate debt (principal)	61,665	-	-	-	61,665
Total Rate Sensitive Assets	7,968,942	1,701,375	2,048,315	106,670,098	118,388,730

Rate Sensitive Liabilities:
U.S. Treasury Securities sold, not yet purchased	1,884,922	-	-	-	1,884,922
Repurchase agreements, with the effect of interest rate swaps	31,278,503	17,886,255	13,814,089	33,781,950	96,760,797
Securities loaned	1,113,107	-	-	-	1,113,107
Convertible Senior Notes (principal)	-	-	1,350,000		1,350,000
Total Rate Sensitive Liabilities	34,276,532	17,886,255	15,164,089	33,781,950	101,108,826

Interest rate sensitivity gap	$(26,307,590)	$(16,184,880)	$(13,115,774)	$72,888,148	$17,279,904

Cumulative rate sensitivity gap	$(26,307,590)	$(42,492,470)	$(55,608,244)	$17,279,904

Cumulative interest rate sensitivity gap as a percentage of total rate-sensitive assets	(22%)	(36%)	(47%)	15%

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

 There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

3.9
Articles Supplementary designating the Registrant’s 7.625% Series C Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed May 16, 2012).

3.1
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

4.5	Specimen Series C Preferred Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 16, 2012).
4.6
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

4.8	Form of 4.00% Convertible Senior Note due 2015 (included in Exhibit 4.7).
4.9
Second Supplemental Indenture, dated as of May 14, 2012, between the Registrant and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 14, 2012).

4.10	Form of 5.00% Convertible Senior Note due 2015 (included in Exhibit 4.9).
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

*  Submitted electronically herewith.  Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition at June 30, 2012 (Unaudited) and December 31, 2011 (Derived from the audited consolidated statement of financial condition at December 31, 2011); (ii) Consolidated Statements of Operations and Comprehensive Income (Unaudited) for the quarters ended June 30, 2012 and 2011; (iii) Consolidated Statement of Stockholders' Equity (Unaudited) for the quarters ended June 30, 2012 and 2011; (iv) Consolidated Statements of Cash Flows (Unaudited) for the quarters ended June 30, 2012 and 2011; and (v) Notes to Consolidated Financial Statements (Unaudited).  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANNALY CAPITAL MANAGEMENT, INC.

Dated: August 7, 2012	By:	/s/ Michael A.J. Farrell
Michael A.J. Farrell
(Chairman of the Board, Chief Executive Officer,
President and authorized officer of registrant)

Dated: August 7, 2012	By:	/s/ Kathryn F. Fagan
Kathryn F. Fagan
(Chief Financial Officer and Treasurer and
principal financial and chief accounting officer)