Form 10-K
period 2012-12-31
ANNALY CAPITAL MANAGEMENT INC
filed 2013-02-26
CIK 1043219

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED:  DECEMBER 31, 2012

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                                       TO

COMMISSION FILE NUMBER:  1-13447

ANNALY CAPITAL MANAGEMENT, INC.
(Exact Name of Registrant as Specified in its Charter)

MARYLAND	22-3479661
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification Number)

1211 Avenue of the Americas, Suite 2902
New York, New York	10036
(Address of Principal Executive Offices)	(Zip Code)

(212) 696-0100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $.01 per share	New York Stock Exchange

7.875% Series A Cumulative Redeemable Preferred Stock	New York Stock Exchange

7.625% Series C Cumulative Redeemable Preferred Stock	New York Stock Exchange

7.50% Series D Cumulative Redeemable Preferred Stock	New York Stock Exchange

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

Yes   X_ No____

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

At June 30, 2012, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $16,318,867,645.

The number of shares of the Registrant’s Common Stock outstanding on February 26, 2013 was 947,250,377.

Documents Incorporated by Reference

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2012.  Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

ANNALY CAPITAL MANAGEMENT, INC.
2012 FORM 10-K ANNUAL REPORT
TABLE OF CONTENTS

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this annual report may not be based on historical facts and are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements, which are based on various assumptions (some of which are beyond our control), may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “anticipate,” “continue,” or similar terms or variations on those terms or the negative of those terms.  Actual results could differ materially from those set forth in forward-looking statements due to a variety of factors, including, but not limited to:

●	changes in interest rates,
●	changes in the yield curve,
●	changes in prepayment rates,
●	the availability of mortgage-backed securities, other securities and other real estate assets for purchase,
●	the availability of financing and, if available, the terms of any financing,
●	changes in the market value of our assets,
●	changes in business conditions and the general economy,
●	our ability to integrate the commercial mortgage business,
●	our ability to consummate any contemplated investment opportunities,
●	risks associated with the investment advisory business of our wholly owned subsidiaries, including:
	o	the removal by clients of assets managed,
	o	their regulatory requirements, and
	o	competition in the investment advisory business,
●	risks associated with the broker-dealer business of our subsidiary,
●	changes in government regulations affecting our business,
●	our ability to maintain our exemption from registration under the Investment Company Act of 1940, and
●	our ability to maintain our qualification as a REIT for federal income tax purposes.

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

PART I
ITEM 1. BUSINESS

All references to “we,” “us,” or “our” mean Annaly Capital Management, Inc. and all entities owned by us, except where it is made clear that the term means only the parent company.  The following defines certain of the commonly used terms in this annual report on Form 10-K:  Agency refers to a federally chartered corporation, such as Fannie Mae or Freddie Mac, or an agency of the U.S. Government, such as Ginnie Mae; Agency mortgage-backed securities refers to residential mortgage-backed securities that are issued or guaranteed by an Agency; Investment Securities refers to Agency mortgage-backed securities, Agency debentures and corporate debt securities; and Interest-Earning Assets refers to Investment Securities, securities borrowed and U.S. Treasury Securities.

THE COMPANY

Background

We own, manage, and finance a portfolio of real estate related investments, including mortgage pass-through certificates, collateralized mortgage obligations (or CMOs), Agency callable debentures, and other securities representing interests in or obligations backed by pools of mortgage loans.  Our principal business objective is to generate net income for distribution to our stockholders from the spread between the interest income on our Investment Securities and the costs of borrowing to finance our acquisition of Investment Securities and from dividends we receive from our subsidiaries.  Our wholly-owned subsidiaries offer diversified real estate, asset management and other financial services.  To date over 90% of our total assets have consisted of Agency mortgage-backed securities and debentures.  While we remain committed to the Agency market, given the current environment, we believe it is prudent to diversify a portion of our investment portfolio.  Therefore, we may allocate up to 25% of our stockholders’ equity to assets other than Agency mortgage-backed securities.

We are a Maryland corporation that commenced operations on February 18, 1997.  We are self-advised and self-managed. We acquired Fixed Income Discount Advisory Company (or FIDAC) on June 4, 2004 and Merganser Capital Management, Inc. (or Merganser) on October 31, 2008.  FIDAC and Merganser manage a number of investment vehicles and separate accounts for which they earn fee income.  Our subsidiary, RCap Securities, Inc. (or RCap), operates as a broker-dealer, and was granted membership in the Financial Industry Regulatory Authority (or FINRA) in January 2009.  In 2010, we established Shannon Funding LLC (or Shannon), which provides warehouse financing to residential mortgage originators in the United States.  In 2010, we also established Charlesfort Capital Management LLC (or Charlesfort), which engages in corporate middle market lending transactions. In 2011, FIDAC established FIDAC Europe Limited (or FIDAC Europe), which we sold in December 2012.  In 2011, we established FIDAC FSI LLC (or FIDAC FSI), which invested in trading securities.  FIDAC FSI was liquidated in August 2012.

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

We generally expect to maintain a ratio of debt-to-equity of less than 12:1. This ratio varies from time to time based upon various factors, including our management’s opinion of the level of risk of our assets and liabilities, our liquidity position, our level of unused borrowing capacity, the availability of credit, over-collateralization levels required by lenders when we pledge assets to secure borrowings and our assessment of domestic and international market conditions.  Our debt-to-equity ratios have been below our historical average ratios since the credit crisis of 2008.  Specifically, we believe that it is prudent to maintain our existing debt-to-equity ratio because there continues to be volatility in the mortgage and credit markets primarily driven by the uncertainty in Europe and U.S. capital markets.  For purposes of calculating this ratio, our debt is equal to our repurchase agreements and convertible senior notes as presented on our Statements of Financial Condition.  At December 31, 2012, our ratio of debt-to-equity was 6.5:1.

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

During 2010, we issued $600.0 million in aggregate principal amount of our 4% convertible senior notes due 2015 (4% Convertible Senior Notes) for net proceeds following underwriting expenses of approximately $582.0 million.  Interest on the notes is paid semi-annually at a rate of 4% per year and the notes will mature on February 15, 2015 unless repurchased or converted earlier.  As of December 31, 2012 the notes were convertible into shares of common stock at a conversion rate of 70.6980 shares of common stock per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $14.1447 per share of common stock, subject to adjustment in certain circumstances. During 2012, we repurchased approximately $492.5 million of the outstanding $600.0 million of our 4.00% Convertible Senior Notes for $617.5 million.

During 2012, we issued $750.0 million in aggregate principal amount of our 5% convertible senior notes due 2015 (5% Convertible Senior Notes) for net proceeds following underwriting expenses of approximately $727.5 million.  Interest on the notes is paid semi-annually at a rate of 5% per year and the notes will mature on May 15, 2015 unless repurchased or converted earlier.  As of December 31, 2012 the notes were convertible into shares of common stock at a conversion rate of 52.7969 shares of common stock per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $18.94 per share of common stock, subject to adjustment in certain circumstances.

Hedging

To the extent consistent with our election to qualify as a REIT, we enter into hedging transactions to attempt to protect our Agency mortgage-backed securities and Agency debentures and related borrowings against the effects of significant interest rate changes.  This hedging is used to limit or cap the interest rates on our borrowings.  These transactions are entered into solely for the purpose of hedging interest rate or prepayment risk and not for speculative purposes.  In connection with our interest rate risk management strategy, we hedge a portion of our interest rate risk by entering into derivative financial instrument contracts. We have elected to not account our interest rate swaps using hedge accounting.  Therefore, changes in fair value on our interest rate swaps are reflected in earnings.

Our Subsidiaries

FIDAC, an investment advisor registered with the SEC, is a fixed-income investment management company specializing in managing fixed income investments in residential mortgage-backed securities, commercial mortgage-backed securities and collateralized debt obligations for various investment vehicles and separate accounts.  FIDAC also has experience in managing and structuring debt financing associated with various asset classes and as a liquidation agent of collateralized debt obligations.  FIDAC commenced active investment management operations in 1994.  At December 31, 2012, FIDAC was the adviser or sub-adviser for REITs and other investment vehicles.  The team managing Annaly performs the same roles at FIDAC.

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

RCap operates as a broker-dealer and has been a member in the Financial Industry Regulatory Authority since January 2009.

In 2010, we established Shannon, which provides warehouse financing to residential mortgage originators in the United States.  In 2010, we also established Charlesfort, which engages in corporate middle market lending transactions. In 2011, FIDAC established FIDAC Europe, which we sold in December 2012.  In 2011, we established FIDAC FSI, which invested in trading securities. FIDAC FSI was liquidated in August 2012.  We also own an additional subsidiary which owns trading securities.

 Compliance with REIT and Investment Company Requirements

We regularly monitor our investments and the income from these investments and, to the extent we enter into hedging transactions, we monitor income from our hedging transactions as well, so as to ensure at all times that we maintain our qualification as a REIT and our exemption from registration under the Investment Company Act of 1940, as amended.

Executive Officers of the Company

The following table sets forth certain information as of February 25, 2013 concerning our executive officers:

Name	Age	Position held with the Company

Wellington J. Denahan	49	Chairman of the Board and Chief Executive Officer
Kevin G. Keyes	45	President
Kathryn F. Fagan	46	Chief Financial Officer and Treasurer
R. Nicholas Singh	53	Chief Legal Officer, Secretary, and Chief Compliance Officer
James P. Fortescue	39	Chief Operating Officer
Kristopher Konrad	38	Co-Chief Investment Officer
Rose-Marie Lyght	39	Co-Chief Investment Officer

Wellington J. Denahan is Chairman of the Board and Chief Executive Officer of Annaly.  Ms. Denahan was appointed Chairman of the Board and Chief Executive Officer of Annaly on November 5, 2012. Previously, Ms. Denahan was appointed to serve as Co-Chief Executive Officer of Annaly effective October 8, 2012.  Ms. Denahan was elected on December 5, 1996 to serve as Vice Chairman of the Board and a Chief Investment Officer of Annaly.  Ms. Denahan was Annaly’s Chief Operating Officer from January 2006 to October 2012 and Chief Investment Officer from 2000 to November 2012.  She was a co-founder of Annaly. Ms. Denahan has a Bachelor of Arts from Florida State University.

Kevin G. Keyes, age 45, is President of Annaly and is also a member of the Board of Directors. Prior to being named to his current role, Mr. Keyes served as Chief Strategy Officer and Head of Capital Markets at Annaly. Mr. Keyes has over 20 years of Capital Markets and Investment Banking experience.  He joined Annaly in 2009 from Bank of America Merrill Lynch where he served in various senior management and business origination roles since 2005. Prior to that, Mr. Keyes also worked at Credit Suisse First Boston from 1997 until 2005 in various capital markets roles and Morgan Stanley Dean Witter from 1990 until 1997 in various investment banking positions.  Mr. Keyes has a B.A. in Economics and a B.S. in Business Administration (ALPA Program) from the University of Notre Dame.

Kathryn F. Fagan is the Chief Financial Officer and Treasurer of Annaly and FIDAC.  Ms. Fagan was employed as Chief Financial Officer and Treasurer of Annaly in April 1997.  From June 1, 1991 to February 28, 1997, Ms. Fagan was Chief Financial Officer and Controller of First Federal Savings & Loan Association of Opelousas, Louisiana.  Ms. Fagan was employed as a bank and savings and loan auditor by John S. Dowling & Company, a corporation of Certified Public Accountants.  Ms. Fagan has a Bachelor of Arts and a Masters Degree in Business Administration each from the University of Southwestern Louisiana.

  R. Nicholas Singh is Chief Legal Officer, Secretary and Chief Compliance Officer of Annaly and FIDAC.  Mr. Singh was employed by Annaly in February 2005.  From 2001 until he joined Annaly, he was a partner in the law firm of McKee Nelson LLP.  Mr. Singh has a Bachelors Degree from Carleton College, a Masters Degree from Columbia University and a J.D. from American University.

James P. Fortescue was appointed to serve as to serve as Chief Operating Officer of Annaly and FIDAC effective October 8, 2012.  Mr. Fortescue was previously Chief of Staff, Head of Liabilities and Managing Director of Annaly.  Mr. Fortescue joined FIDAC in June of 1995.  Mr. Fortescue’s responsibilities included overseeing FIDAC’s financing on mortgage-backed and corporate bonds, as well as maintaining a pricing service for a major broker dealer.  In September of 1996, Mr. Fortescue assumed responsibility for overseeing financing activities for the U.S. Dollar Floating Rate Fund Ltd.  Mr. Fortescue has been in charge of liability management for Annaly since its inception, and continues to oversee all financing activities for FIDAC.  Mr. Fortescue has a Bachelors Degree in Finance from Siena College.

Kristopher Konrad was appointed to serve as to serve as Co-Chief Investment Officer of Annaly effective November 5, 2012.  Mr. Konrad was previously a Managing Director and Head Portfolio Manager of Annaly.  Mr. Konrad was the Portfolio Manager for Annaly and has served in this capacity since December of 2000. Prior to this, he was head of financing for the U.S. Dollar Floating Rate Fund Ltd. and assisted with the management of FIDAC’s high net worth separate accounts.  Mr. Konrad was employed by Annaly in October 1997.  Mr. Konrad has a Bachelors Degree in Business from Ithaca College and has attended the New York Institute of Finance for intensive mortgage-backed securities studies.

Rose-Marie Lyght was appointed to serve as Co-Chief Investment Officer of Annaly effective November 5, 2012.  Ms. Lyght was previously a Managing Director of Annaly and Chief Investment Officer of FIDAC.  She has been involved in the asset selection and financing for the investment vehicles managed by FIDAC.  Ms. Lyght was employed by Annaly in April 1999.  Ms. Lyght has a Bachelor of Science in Finance and a Masters Degree in Business Administration from Villanova University.

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

BUSINESS STRATEGY

General

Our principal business objective is to generate net income for distribution to our stockholders from the spread between the interest income on our Investment Securities and the costs of borrowing to finance our acquisition of Investment Securities, and from dividends we receive from our subsidiaries.  To achieve our business objective and generate dividend yields, our strategy is:

▪	to acquire Investment Securities that we believe:

-	we have the necessary expertise to evaluate and manage;

-	we can readily finance;

-	are consistent with our balance sheet guidelines and risk management objectives; and

-	provide attractive investment returns in a range of scenarios;

▪
to finance purchases of mortgage-backed securities with the proceeds from equity and debt offerings and repurchase agreements and, to the extent permitted by our capital investment policy, to utilize leverage to increase potential returns to stockholders through borrowings;

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

To date over 90% of our total assets have consisted of Agency mortgage-backed securities and debentures.  While we remain committed to the Agency market, given the current environment, we believe it is prudent to diversify a portion of our investment portfolio.  Therefore, we may allocate up to 25% of our stockholders’ equity to real estate assets other than Agency mortgage-backed securities.

We believe we are able to obtain cost efficiencies through our facilities-sharing arrangement with FIDAC and RCap and by virtue of our management’s experience in managing portfolios of mortgage-backed securities and arranging collateralized borrowings.  We will strive to become even more cost-efficient over time by:

▪	seeking to raise additional capital from time to time in order to increase our ability to invest in mortgage-backed securities;

▪	seeking to repurchase shares of our capital stock or debt securities from time to time;

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

We intend to acquire only those mortgage-backed securities that we believe we have the necessary expertise to evaluate and manage, that are consistent with our balance sheet guidelines and risk management objectives and that we can readily finance.  Since we generally hold the mortgage-backed securities we acquire until maturity, we generally do not seek to acquire assets whose investment returns are attractive in only a limited range of scenarios.  We believe that future interest rates and mortgage prepayment rates are very difficult to predict. Therefore, we seek to acquire mortgage-backed securities which we believe will provide attractive returns over a broad range of interest rate and prepayment scenarios.  We, from time to time, may purchase or sell to-be-announced forward contracts (“TBAs”) in order to invest in Agency mortgage-backed securities.  Pursuant to these TBAs, we agree to purchase, for future delivery, Agency mortgage-backed securities with certain principal and interest terms and certain types of collateral, but the particular Agency mortgage-backed securities to be delivered to us are not identified until shortly before the TBA settlement date.

At December 31, 2012, our mortgage-backed securities consisted of pass-through certificates and CMOs issued or guaranteed by Freddie Mac, Fannie Mae or Ginnie Mae.

Description of Mortgage-Backed Securities

The mortgage-backed securities that we acquire provide funds for mortgage loans made primarily to residential homeowners.  Our securities generally represent interests in pools of mortgage loans made by savings and loan institutions, mortgage bankers, commercial banks and other mortgage lenders.  These pools of mortgage loans are assembled for sale to investors (like us) by various government-related and private organizations.

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

Fannie Mae Certificates

Fannie Mae is a privately-owned, federally-chartered corporation organized and existing under the Federal National Mortgage Association Charter Act.  On September 6, 2008, the FHFA placed Fannie Mae into conservatorship. As the conservator of Fannie Mae, the FHFA controls and directs Fannie Mae’s operations.   Fannie Mae provides funds to the mortgage market primarily by purchasing home mortgage loans from local lenders, thereby replenishing their funds for additional lending.  Fannie Mae guarantees to the registered holder of a Fannie Mae certificate that it will distribute amounts representing scheduled principal and interest on the mortgage loans in the pool underlying the Fannie Mae certificate, whether or not received, and the full principal amount of any such mortgage loan foreclosed or otherwise finally liquidated, whether or not the principal amount is actually received.  Notwithstanding the conservatorship of Fannie Mae by the FHFA, the obligations of Fannie Mae under its guarantees are solely those of Fannie Mae and are not backed by the full faith and credit of the United States.  If Fannie Mae were unable to satisfy its obligations, distributions to holders of Fannie Mae certificates would consist solely of payments and other recoveries on the underlying mortgage loans and, accordingly, defaults and delinquencies on the underlying mortgage loans would adversely affect monthly distributions to holders of Fannie Mae certificates.

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

Adjustable-Rate Mortgage Pass-Through Certificates and Floating Rate Mortgage-Backed Securities

Some of the mortgage pass-through certificates we acquire are adjustable-rate mortgage pass-through certificates.  This means that their interest rates may vary over time based upon changes in an objective index, such as:

●	LIBOR or the London Interbank Offered Rate. The interest rate that banks in London offer for deposits in London of U.S. dollars.

●	Treasury Index. A monthly or weekly average yield of benchmark U.S. Treasury securities, as published by the Federal Reserve Board.

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

Commercial Real Estate Loans

Commercial First Mortgage Loans – First mortgage loans are generally three-to-ten year term loans that are primarily for fully constructed commercial real estate located in the United States that are current pay and are either fixed or floating rate. Some of these loans may be syndicated in either a pari passu or in a senior/subordinated structure. Commercial first mortgages generally provide for a higher recovery rate due to their senior position.

Construction Loans – We may acquire participations in construction or rehabilitation loans on commercial properties.  These loans will generally provide 40% to 60% of financing on the total cost of the construction or rehabilitation project and will be secured by first mortgage liens on the property under construction or rehabilitation.  Purchases of construction and rehabilitation loans would generally allow us to earn origination fees and may also entitle us to a percentage of the underlying property’s net operating income (subject to our qualification as a REIT) or gross revenues, payable on an ongoing basis, as well as a percentage of any increase in value of the property, payable upon maturity or refinancing of the loan.

Subordinated Debt

 Commercial Subordinated Mortgage Loans or B-Notes – These instruments include structurally subordinated first mortgage loans and junior participations in first mortgage loans or participations in these types of assets.  A B-Note is typically created from a privately negotiated loan that is secured by a first mortgage on a single large commercial property or group of related properties and subordinated to an A-Note secured by the same first mortgage property or group.  The subordination of a B-Note typically is evidenced by an intercreditor agreement with the holder of the A-Note.  B-Notes are subject to more credit risk with respect to the underlying mortgage collateral than the corresponding A-Note.  We may create subordinated mortgage loans by tranching or selling our purchased first mortgage loans through syndication of our senior first mortgages, or buy such assets directly from third party originators.  We may originate B-Notes privately or purchase them in the secondary market.

Purchasers of subordinated mortgage loans and B-Notes are compensated for the increased risk of such assets but still benefit from a lien on the related property. Investors’ rights are generally governed through participations and other agreements that, subject to certain limitations, provide the holders of subordinated positions of the mortgage loan with the ability to cure certain defaults and control certain decisions of holders of senior debt secured by the same property or properties.

Commercial Mezzanine Loans – These loans are secured by a pledge of the borrower’s equity ownership in the property. Unlike a mortgage, this loan does not represent a lien on the property.  Therefore it is always junior and subordinate to any first-lien as well as second liens, if applicable, on the property.  These loans are senior to any preferred equity or common equity interests.  Purchasers of mezzanine loans benefit from a right to foreclose on the ownership equity in a more efficient means than senior mortgage debt.  Also, investor rights are usually governed by intercreditor agreements that provide holders with the rights to cure defaults and exercise control on certain decisions of any senior debt secured by the same property.  Commercial mezzanine loans may also be syndicated in either a pari passu or senior/subordinated structure.

Preferred Equity investments- A preferred equity investment is an equity investment in the entity that owns the underlying property.  Preferred equity is not secured by the underlying property, but holders have priority relative to common equity holders on cash flow distributions and proceeds from capital events. In addition, preferred equity holders may be able to enhance their position and protect their equity position with covenants that limit the entity’s activities and grant the holder the exclusive right to control the property after an event of default. Occasionally, the first mortgage on a property prohibits additional liens and a preferred equity structure provides an attractive financing alternative. With preferred equity investments, we may become a special limited partner or member in the entity and may be entitled to take certain actions, or cause liquidation, upon a default. Preferred equity typically is more highly leveraged, with last-dollar loan-to-value ratios at origination of 85% to more than 90%. We expect our preferred equity to have mandatory redemption dates (that is, maturity dates) that range from three years to five years, and we expect to hold these investments to maturity.

Commercial Real Properties

Commercial Real Property – We may make acquisitions in commercial real property to take advantage of attractive opportunities. Additionally, in certain instances we may engage in sale-leaseback  transactions with our commercial real properties. From time to time, our real estate debt investments result in us owning commercial real property as a result of a loan workout and the exercise of our remedies under the mortgage documents.

Commercial Mortgage-Backed Securities

CMBS are mortgage-backed securities that evidence interests in, or are secured by, a single commercial mortgage or a pool of commercial mortgage loans.  CMBS are typically issued in multiple tranches or split into different levels of risk thereby allowing an investor to select a credit level that suits its risk profile. Principal payments are applied sequentially to the most senior tranche of the structure until the most senior class has been repaid. Losses and other shortfalls are borne by the most subordinate class which receives principal payments only after the more senior classes are repaid.

Other Commercial Real Estate-Related Assets

Commercial Real Estate Collateralized Debt Obligations – CRE CDOs are multiple class securities, or bonds, secured by pools of assets such as CMBS, B-Notes, mezzanine loans and REIT debt. In a CRE CDO, the assets are pledged to a trustee for the benefit of the bond certificate holders. Generally, principal payments are applied sequentially to the most senior tranche of the structure until the most senior class has been repaid. Losses and other shortfalls are borne by the most subordinate class which receives principal payments only after the more senior classes are fully repaid. However, these structures are also subject to further compliance tests pursuant to their respective indentures, the failure of which can also result in the redirection of cash flow to the most senior securities.

Loans to REITS and Real Estate Operating Companies – These assets generally are publicly registered, unsecured corporate obligations made to companies whose primary business is the ownership and operation of commercial real estate including office, retail, multifamily and industrial properties. These investments generally pay semi-annually versus monthly for mortgage instruments. Credit protections include both operating and maintenance covenants.

Residential Mortgage Loans

We may from time-to-time through our subsidiary Shannon invest a portion of our assets directly in the ownership or financing of residential mortgage loans (mortgage loans secured by residential real property) primarily through direct purchases from selected mortgage originators.  The acquisition or financing of mortgage loans generally involves credit risk.  We may obtain credit enhancement to mitigate this risk; however, there can be no assurances that we will be able to obtain credit enhancement or that credit enhancement would mitigate the credit risk of the underlying mortgage loans.

If we invest in residential mortgage loans, we intend to invest primarily in residential mortgage loans underwritten to our specifications.  The originators perform the credit review of the borrowers, the appraisal of the properties securing the loan, and maintain other quality control procedures.  We would generally consider the purchase of loans when the originators have verified the borrowers’ income and assets, verified their credit history and obtained appraisals of the properties.  We or a third party would perform an independent underwriting review of the processing, underwriting and loan closing methodologies that the originators used in qualifying a borrower for a loan.  Depending on the size of the loans, we may not review all of the loans in a pool, but rather select loans for underwriting review based upon specific risk-based criteria such as property location, loan size, effective loan-to-value ratio, borrower’s credit score and other criteria we believe to be important indicators of credit risk.  Additionally, before the purchase of loans, we would obtain representations and warranties from each originator stating that each loan is underwritten to our requirements or, in the event underwriting exceptions have been made, we are informed so that we may evaluate whether to accept or reject the loans.  An originator who breaches these representations and warranties in making a loan that we would purchase may be obligated to repurchase the loan from us.  As added security, we would use the services of a third-party document custodian to insure the quality and accuracy of all individual mortgage loan closing documents purchased and to hold the documents in safekeeping.  As a result, all of the original loan collateral documents that are signed by the borrower, other than the original credit verification documents, would be examined, verified and held by the third-party document custodian.

We may originate mortgage loans or provide other types of financing to the owners of real estate.  We currently do not intend to establish a loan servicing platform, but expect we would retain highly-rated servicers to service our mortgage loan portfolio.

We expect that all servicers servicing our loans will be highly rated by the rating agencies.  We would also conduct a due diligence review of each servicer before executing a servicing agreement.  Servicing procedures will typically follow Fannie Mae or Freddie Mac guidelines but would be specified in each servicing agreement.  All servicing agreements would meet standards for inclusion in highly-rated mortgage-backed or asset-backed securitizations or for inclusion in Agency mortgage-backed securities.

We expect that the loans we would acquire will be first lien, single-family residential traditional fixed-rate, adjustable-rate and hybrid adjustable-rate loans with original terms to maturity of not more than 40 years and are either fully amortizing or are interest-only for up to ten years, and fully amortizing thereafter.  Fixed-rate mortgage loans bear an interest rate that is fixed for the life of the loan.  All adjustable-rate and hybrid adjustable-rate residential mortgage loans will bear an interest rate tied to an interest rate index.  Most loans have periodic and lifetime constraints on how much the loan interest rate can change on any predetermined interest rate reset date.  The interest rate on each adjustable-rate mortgage loan resets monthly, semi-annually or annually and generally adjusts to a margin over a U.S. Treasury index or London Interbank Offer Rate, or LIBOR, index.  Hybrid adjustable-rate loans have a fixed rate for an initial period, generally three to ten years, and then convert to adjustable-rate loans for their remaining term to maturity.

We may acquire residential mortgage loans for our portfolio with the intention of either securitizing them and retaining them in our portfolio as securitized mortgage loans (which may be in the form of Agency mortgage-backed securities) or holding them in our residential mortgage loan portfolio.  If we securitize residential mortgage loans that are not eligible to be Agency mortgage-backed securities or we choose not to securitize the loans through an Agency, to facilitate the Non-Agency mortgage-backed securities, we would generally create subordinate certificates, which provide a specified amount of credit enhancement.  Until we securitize our residential mortgage loans, we may elect to finance our residential mortgage loan portfolio through the use of warehouse facilities and repurchase agreements.

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

Capital Investment Policy

Asset Acquisitions

Our capital investment policy provides that at least 75% of our total assets will be comprised of high quality mortgage-backed securities and short-term investments.  The remainder of our assets, comprising not more than 25% of total assets, may consist of mortgage-backed securities and other qualified REIT real estate assets which are unrated or rated less than high quality but which are at least “investment grade” (rated “BBB” or better) by S&P or the equivalent by another nationally recognized ratings agency or, if not rated, are determined by us to be of comparable credit quality to an investment which is rated “BBB” or better.  In addition, we may directly or indirectly invest part of this remaining 25% of our assets in other types of securities, including without limitation, unrated debt, equity or derivative securities, to the extent consistent with our REIT qualification requirements.  The derivative securities in which we invest may include securities representing the right to receive interest only or a disproportionately large amount of interest, as well as inverse floaters, which may have imbedded leverage as part of their structural characteristics.

Our capital investment policy requires that we structure our portfolio to maintain a minimum weighted average rating (including our deemed comparable ratings for unrated mortgage-backed securities) of our mortgage-backed securities of at least single “A” under the S&P rating system and at the comparable level under the other rating systems.  To date, substantially all of the mortgage-backed securities we have acquired have been pass-through certificates or CMOs issued or guaranteed by Freddie Mac, Fannie Mae or Ginnie Mae which, although not rated, carry an implied “AAA” rating.

To date over 90% of our total assets have consisted of Agency mortgage-backed securities and debentures.  While we remain committed to the Agency market, given the current environment, we believe it is prudent to diversify a portion of our investment portfolio.  Therefore, we may allocate up to 25% of our stockholders’ equity to real estate assets other than Agency mortgage-backed securities.

We intend to acquire only those mortgage-backed securities that we believe we have the necessary expertise to evaluate and manage, that we can readily finance and that are consistent with our balance sheet guidelines and risk management objectives.  Since we expect to hold our mortgage-backed securities until maturity, we generally do not seek to acquire assets whose investment returns are only attractive in a limited range of scenarios.  We believe that future interest rates and mortgage prepayment rates are very difficult to predict and, as a result, we seek to acquire mortgage-backed securities which we believe provide attractive returns over a broad range of interest rate and prepayment scenarios. We, from time to time, may purchase or sell to-be-announced forward contracts (“TBAs”) in order to invest in Agency mortgage-backed securities.  Pursuant to these TBAs, we agree to purchase, for future delivery, Agency mortgage-backed securities with certain principal and interest terms and certain types of collateral, but the particular Agency mortgage-backed securities to be delivered to us are not identified until shortly before the TBA settlement date.

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

We also give consideration to balance sheet management and risk diversification issues.  We deem a specific asset which we are evaluating for potential acquisition as more or less valuable to the extent it serves to increase or decrease certain interest rate or prepayment risks which may exist in the balance sheet, to diversify or concentrate credit risk, and to meet the cash flow and liquidity objectives our management may establish for our balance sheet from time-to-time.  Accordingly, an important part of the asset evaluation process is a simulation, using risk management models, the addition of a potential asset and our associated borrowings and hedges to the balance sheet and an assessment of the impact this potential asset acquisition would have on the risks in and returns generated by our balance sheet as a whole over a variety of scenarios.

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

We may invest in real estate mortgage investment conduit (REMIC) residuals or other CMO residuals.  To the extent that we invest in REMIC residuals or other CMO residuals, we intend to hold or structure such investments to ensure that such income is not treated as unrelated business taxable income (UBTI) under the Internal Revenue Code.   As a result, we might be subject to corporate level tax on such income.

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

Other than for our Agency mortgage-backed securities and Agency debentures, we may also be exposed to various levels of credit risk depending on the nature of our investments and the nature and level of the assets underlying the investments and credit enhancements, if any, supporting our assets. We will evaluate, approve and monitor credit risk and other risks associated with each investment.  We intend to review loan to value metrics upon either the origination or the acquisition of a new investment but generally not in the course of quarterly surveillance.  For our commercial mortgage and real estate assets, we expect that generally we will review the most recent financial information produced by the borrower, net operating income, or NOI, debt service coverage ratios, or DSCR, property debt yields (net cash flow or NOI divided by the amount of outstanding indebtedness), loan per unit and rent rolls relating to each of our assets, and may consider other factors we deem important.  We intend to review market pricing to determine the ability to refinance such assets.  For our commercial mortgage and real estate assets, we intend to also review economic trends, both macro as well as those directly affecting the property, and the supply and demand of competing projects in the sub-market in which the subject property is located.  For our commercial mortgage and real estate assets, we also evaluate the borrower’s ability to manage and operate the properties.

For our commercial mortgage and real estate assets, we intend to assign an internal rating of Performing, Watch List or Workout.   Commercial mortgage and real estate assets that are deemed to be Performing would meet all present contractual obligations.  Watch List would be defined as those whose timing and/or recovery of investment may be under review.  Workout would be defined as those for which we do not expect to recover our cost basis.

Capital and Leverage

We generally expect to maintain a ratio of debt-to-equity of less than 12:1. This ratio varies from time to time based upon various factors, including our management’s opinion of the level of risk of our assets and liabilities, our liquidity position, our level of unused borrowing capacity, the availability of credit, over-collateralization levels required by lenders when we pledge assets to secure borrowings and our assessment of domestic and international market conditions.  Our debt-to-equity ratios have been below our historical average ratios since the credit crisis of 2008.  Specifically, we believe that it is prudent to maintain our existing debt-to-equity ratio because there continues to be volatility in the mortgage and credit markets primarily driven by the uncertainty in Europe and U.S. capital markets.  For purposes of calculating this ratio, our debt is equal to our repurchase agreements and convertible senior notes as presented on our Statements of Financial Condition.  At December 31, 2012, our ratio of debt-to-equity was 6.5:1.

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

The first component of our capital requirement is the current aggregate over-collateralization amount or “haircut” that lenders require us to hold as capital.  The haircut for each mortgage-backed security is determined by our lenders based on the risk characteristics and liquidity of the asset.  Should the market value of our pledged assets decline, we will be required to deliver additional collateral to our lenders to maintain a constant over-collateralization level on our borrowings.

The second component of our capital requirement is the “excess capital cushion.”  This is the amount of pledge-able Interest Earning Assets we maintain that is in excess of the collateral required to be pledged under our borrowings.  We maintain the excess capital cushion to meet the demands of our lenders for additional collateral should the market value of our pledged collateral decline.  To ensure that we maintain an appropriate level of excess capital cushion under our capital investment policy, we determine on a daily basis the fair value of our pledge-able Interest-Earning Assets.

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

 We enter into interest rate swaps.  We may from time to time enter into interest rate collars, interest rate caps or floors, purchase interest rate swaptions and purchase interest-only mortgage-backed securities and similar instruments to attempt to mitigate the risk of the cost of our variable rate liabilities increasing at a faster rate than the earnings on our assets during a period of rising interest rates or to mitigate prepayment risk.  We have used interest rate swaps to provide a level of protection against interest rate risks as well as options to enter into interest rate swaps (commonly referred to as interest rate swaptions).  We may also purchase or sell to-be-announced forward contracts (commonly referred to as TBAs), specified agency securities on a forward basis, purchase or write put or call options on TBA securities and invest in other types of mortgage derivatives, such as interest-only securities.    We may hedge as much of the interest rate risk as our management determines is in our best interests, given the cost of the hedging transactions and the need to maintain our status as a REIT.  This determination may result in our electing to bear a level of interest rate or prepayment risk that could otherwise be hedged when management believes, based on all relevant facts, that bearing the risk is advisable.

We seek to build a balance sheet and undertake an interest rate risk management program which is likely to generate positive earnings and maintain an equity liquidation value sufficient to maintain operations given a variety of potentially adverse circumstances.  Accordingly, our interest rate risk management program addresses both income preservation, as discussed above, and capital preservation concerns.  For capital preservation, we monitor our “duration.”  This is the expected percentage change in market value of our assets that would be caused by a 1% change in short and long-term interest rates.  To monitor weighted average duration and the related risks of fluctuations in the liquidation value of our equity, we model the impact of various economic scenarios on the market value of our mortgage-backed securities and liabilities.  At December 31, 2012, we estimate that the duration of our assets was 2.1 years and giving effect to the swap transactions, our weighted average duration was 0.6 years.  We believe that our interest rate risk management program will allow us to maintain operations throughout a wide variety of potentially adverse circumstances.  Nevertheless, in order to further preserve our capital base (and lower our duration) during periods when we believe a trend of rapidly rising interest rates has been established, we may decide to increase hedging activities or to sell assets.  Each of these actions may lower our earnings and dividends in the short term to further our objective of maintaining attractive levels of earnings and dividends over the long term.

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

Future Revisions in Policies and Strategies

Our board of directors has established the investment policies and operating policies and strategies set forth in this Form 10-K.  The board of directors has the power to modify or waive these policies and strategies without the consent of the stockholders to the extent that the board of directors determines that the modification or waiver is in the best interests of our stockholders.  Among other factors, developments in the market which affect our policies and strategies or which change our assessment of the market may cause our board of directors to revise our policies and strategies.  To date over 90% of our total assets have consisted of Agency mortgage-backed securities and debentures.  While we remain committed to the Agency market, given the current environment, we believe it is prudent to diversify a portion of our investment portfolio.  Therefore, we may allocate up to 25% of our stockholders’ equity to real estate assets or non-real estate assets other than Agency mortgage-backed securities.

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

We own approximately 9.5 million shares of common stock of CreXus Investment Corp., (or CreXus) , or approximately 12.4%.  CreXus is a publicly traded, specialty finance company that acquires, manages, and finances, directly or through its subsidiaries, commercial mortgage loans and other commercial real estate debt, commercial mortgage-backed securities, or CMBS, and other commercial real estate-related assets.  CreXus is externally managed by FIDAC and has elected and qualifies to be taxed as a REIT for federal income tax purposes.  On January 30, 2013, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), among us, CXS Acquisition Corporation, a Maryland corporation and our wholly-owned subsidiary, and CreXus, pursuant to which, among other things, Acquisition will commence a tender offer (the “Offer”) to purchase all of the outstanding shares of CreXus’ common stock, par value $0.01 per share (the “Shares”), that neither we nor Acquisition own at a price per share of $13.00 in cash, plus a cash payment to reflect a pro-rated quarterly dividend for the quarter in which the tender offer is closed, subject to the terms and conditions set forth in the Merger Agreement.  If at least 51% of the Shares not owned by us or any of our subsidiaries, officers or directors are tendered and purchased by Acquisition in the tender offer, and subject to the satisfaction or waiver of certain limited conditions set forth in the Merger Agreement (including, if required, receipt of approval by CreXus’ stockholders), Acquisition will merge with and into CreXus, with CreXus surviving as a wholly-owned subsidiary of the Company (the “Merger”).  In the Merger, each outstanding Share, other than Shares owned by Acquisition and us, will be converted into the right to receive the same cash consideration paid in the Offer.

Under the terms of the Merger Agreement, CreXus may solicit, receive, evaluate and enter into negotiations with respect to alternative proposals from third parties for a period of 45 calendar days continuing through March 16, 2013 (the “Transaction Solicitation Period”).  CreXus may continue discussions after the Transaction Solicitation Period with parties who made acquisition proposals during the Transaction Solicitation Period, or who made unsolicited acquisition proposals after the Transaction Solicitation Period, in either case that CreXus determines, in good faith, would result in, or is reasonably likely to result in, a superior proposal.  If CreXus receives a superior proposal, we and Acquisition have the right to increase our offer price one time to a price that is at least $0.10 per share greater than the value per share stockholders would receive as a result of the superior proposal and thereafter CreXus may terminate after providing two business days’ notice.  If CreXus terminates the Merger Agreement during the Transaction Solicitation Period or during the 10-day period following its expiration to enter into a superior proposal with a party who delivered a written acquisition proposal during the Transaction Solicitation Period, CreXus will be required to pay to us a termination fee of $15 million.  If CreXus terminates the Merger Agreement thereafter in connection with a superior proposal, the termination fee will be $25 million.  If the Merger Agreement is terminated in either circumstance, CreXus will also be required to reimburse us for our documented out-of-pocket expenses, up to $5 million.  In all cases, the termination fee and expense reimbursement will be credited against the termination fee payable by CreXus under the management agreement with FIDAC.

The Merger Agreement includes customary representations, warranties and covenants of CreXus, us and Acquisition.  CreXus has agreed to operate its business in the ordinary course consistent with past practice until the effective time of the Merger.  We have separately agreed to not purchase any Shares in excess of the approximately 12.4% of the outstanding that we currently own.

 Consummation of the Offer is subject to various conditions, including (1) the valid tender of the number of Shares that would represent at least 51% of the Shares not owned by us or any of our subsidiaries, officers or directors, (2) the consummation of the Offer or the Merger not being unlawful under any applicable statute, rule or regulation, (3) the consummation of the Offer or the Merger not being enjoined by order of any court or other governmental authority, (4) the absence of a Company Material Adverse Effect (as defined in the Merger Agreement), (5) neither CreXus’ board of directors nor its special committee of independent directors having withdrawn its recommendation of the Offer or Merger to CreXus’ stockholders, and (6) the satisfaction of certain other customary closing conditions. Neither the Offer nor the Merger is subject to a financing condition.  We plan to finance the transaction with cash on hand.

 If, after completion of the Offer, we and Acquisition hold at least 90% of the outstanding Shares, the Merger will be consummated in accordance with the short-form merger provisions under Maryland law without the approval of the Merger by CreXus’ stockholders.  If, after completion of the Offer, we and Acquisition hold less than 90% of the outstanding Shares, Acquisition will have the right to exercise an irrevocable option (the “Percentage Increase Option”) granted to it by CreXus under the Merger Agreement to purchase from CreXus that number of additional Shares that will increase the percentage of outstanding Shares owned by us and our subsidiaries to one share more than 90% of the outstanding Shares (after giving effect to the issuance of shares pursuant to the Percentage Increase Option).  Upon exercise of the Percentage Increase Option, the Merger will be consummated in accordance with the short-form merger provisions under Maryland law without approval of the Merger by CreXus’ stockholders.

CreXus’ board of directors, upon the unanimous recommendation and approval of a special committee consisting of three independent directors (the “Special Committee”), adopted resolutions (i) determining and declaring advisable the Merger Agreement and the Offer, the Merger, the Percentage Increase Option and the other transactions contemplated by the Merger Agreement, (ii) determining that the terms of the Offer, the Merger Agreement, the Merger and the other transactions contemplated by the Merger Agreement are in the best interests of, and fair to, CreXus’ stockholders other than us and our affiliates, and (iii) recommending that CreXus’ stockholders (other than us and our affiliates) accept the Offer, tender their Shares into the Offer and, to the extent required by applicable law to consummate the Merger, vote their Shares in favor of approving the Merger.

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

Employees

As of December 31, 2012, we and our subsidiaries had 147 full time employees.  None of our employees are subject to any collective bargaining agreements.  We believe we have good relations with our employees.

Available Information

Our investor relations website is www.annaly.com.  We make available on this website under “SEC filings,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the SEC.

COMPETITION

We believe that our principal competition in the acquisition and holding of the types of mortgage-backed securities we purchase are financial institutions such as banks, savings and loans, life insurance companies, institutional investors such as mutual funds and pension funds, other lenders, government entities and certain other mortgage REITs.  Some of these entities may not be subject to the same regulatory constraints (i.e., REIT compliance or maintaining an exemption under the Investment Company Act of 1940, as amended) as us.  In addition, many of these entities have greater financial resources and access to capital than us.   Some of our competitors have greater financial resources and access to capital than we do.  Our competitors, as well as additional competitors which may emerge in the future, may increase the competition for the acquisition of mortgage-backed securities, which in turn may result in higher prices and lower yields on such assets.

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

In addition to FHFA becoming the conservator of Fannie Mae and Freddie Mac, the Treasury and Fannie Mae and Freddie Mac have entered into Preferred Stock Purchase Agreements (or PSPAs) pursuant to which the Treasury has ensured that each of Fannie Mae and Freddie Mac maintains a positive net worth. On December 24, 2009, the Treasury amended the terms of the PSPAs to remove the $200 billion per institution limit established under the PSPAs until the end of 2012.  The Treasury also amended the PSPAs with respect to the requirements for Fannie Mae and Freddie Mac to reduce their portfolios. On August 17, 2012, the PSPAs were further amended to, among other things, change the method for calculating the amount of dividends Fannie Mae and Freddie Mac are required to pay the Treasury and to re-establish the $200 billion limit per institution beginning in 2013.

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

The U.S. Government, through the Federal Housing Administration, or FHA, and the FDIC, has implemented programs designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures including the Hope for Homeowners Act of 2008, which allows certain distressed borrowers to refinance their mortgages into FHA-insured loans.  The programs may also involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans or the rate of interest payable on the loans, or to extend the payment terms of the loans.  These loan modification programs, including future legislative or regulatory actions and amendments to the bankruptcy laws, that result in the modification of outstanding mortgage loans, as well as changes in the requirements necessary to qualify for refinancing a mortgage with Fannie Mae, Freddie Mac or Ginnie Mae may adversely affect the value of, and the returns on, our Agency mortgage-backed securities and Agency debentures.  Depending on whether or not we purchased an instrument at a premium or discount, the yield we receive may be positively or negatively impacted by any modification.

The U.S. Government's efforts to encourage for refinancing of certain loans may affect prepayment rates for mortgage loans in Mortgage-Backed Securities.

In addition to the increased pressure upon residential mortgage loan investors and servicers to engage in loss mitigation activities, the U.S. Government is pressing for refinancing of certain loans, and this encouragement may affect prepayment rates for mortgage loans in Agency mortgage-backed securities. To the extent these and other economic stabilization or stimulus efforts are successful in increasing prepayment speeds for residential mortgage loans, such as those in Agency mortgage-backed securities, that could potentially have a negative impact on our income and operating results, particularly in connection with loans or Agency mortgage-backed securities purchased at a premium or our interest-only securities.

We operate in a highly competitive market for investment opportunities and competition may limit our ability to acquire desirable investments in our target assets and could also affect the pricing of these securities.

We operate in a highly competitive market for investment opportunities.  Our profitability depends, in large part, on our ability to acquire our target assets at attractive prices. In acquiring our target assets, we will compete with a variety of institutional investors, including other REITs, specialty finance companies, public and private funds (including other funds managed by FIDAC), government entities, commercial and investment banks, commercial finance and insurance companies and other financial institutions.  Many of our competitors are substantially larger and have considerably greater financial, technical, marketing and other resources than we do.  Several other REITs have recently raised, or are expected to raise, significant amounts of capital, and may have investment objectives that overlap with ours, which may create additional competition for investment opportunities.  Some competitors may have a lower cost of funds and access to funding sources that may not be available to us, such as funding from the U.S. Government, if we are not eligible to participate in programs established by the U.S. Government.  Many of our competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exemption from the Investment Company Act.  In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us.  Furthermore, competition for investments in our target assets may lead to the price of such assets increasing, which may further limit our ability to generate desired returns.  We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations.  Also, as a result of this competition, desirable investments in our target assets may be limited in the future and we may not be able to take advantage of attractive investment opportunities from time to time, as we can provide no assurance that we will be able to identify and make investments that are consistent with our investment objectives.

Purchases and sales of Agency securities by the Federal Reserve may adversely affect the price and return associated with Agency mortgage-backed securities

On September 13, 2012, the Federal Reserve announced their third quantitative easing program, commonly known as QE3, and extended their guidance to keep the federal funds rate at “exceptional low levels” through at least mid-2015.  QE3 entails large-scale purchases of Agency mortgage-backed securities at the pace of $40 billion per month in addition to the Federal Reserve's existing policy of reinvesting principal payments from its holdings of Agency mortgage-backed securities into new Agency mortgage-backed securities purchases. While we cannot predict the impact of this program or any future actions by the Federal Reserve on the prices and liquidity of Agency mortgage-backed securities, we expect that during periods in which the Federal Reserve purchases significant volumes of Agency mortgage-backed securities, yields on Agency mortgage-backed securities will be lower and refinancing volumes will be higher than would have been absent their large scale purchases. As a result, returns on Agency mortgage-backed securities may be adversely affected. There is also a risk that as the Federal Reserve reduces their purchases of Agency mortgage-backed securities or if they decide to sell some or all of their holdings of Agency mortgage-backed securities, the pricing of our Agency mortgage-backed securities portfolio may be adversely affected.

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

●	Differences in timing of interest rate adjustments on our Investment Securities and our borrowings may adversely affect our profitability

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

Some of the Investment Securities we acquire are adjustable-rate interest-earning assets.  This means that their interest rates may vary over time based upon changes in an objective index, such as:

●	LIBOR. The interest rate that banks in London offer for deposits in London of U.S. dollars.

●	Treasury Rate. A monthly or weekly average yield of benchmark U.S. Treasury securities, as published by the Federal Reserve Board.

These indices generally reflect short-term interest rates.  On December 31, 2012, approximately 7% of our Investment Securities were adjustable-rate interest-earning assets.

The interest rates on our borrowings similarly vary with changes in an objective index.  Nevertheless, the interest rates on our borrowings generally adjust more frequently than the interest rates on our adjustable-rate interest-earning assets.  For example, on December 31, 2012, our adjustable-rate interest-earning assets had a weighted average term to next rate adjustment of 35 months, while our borrowings had a weighted average term of 197 days.  Accordingly, in a period of rising interest rates, we could experience a decrease in net income or a net loss because the interest rates on our borrowings adjust faster than the interest rates on our adjustable-rate interest-earning assets.

●	Interest rate caps on our Agency mortgage-backed securities and Agency debentures may adversely affect our profitability

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

●	Because we acquire fixed-rate securities, an increase in interest rates may adversely affect our profitability

In a period of rising interest rates, our interest payments could increase while the interest we earn on our fixed-rate mortgage-backed securities would not change.  This would adversely affect our profitability.  On December 31, 2012, approximately 93% of our Investment Securities were fixed-rate investments.

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

We often purchase mortgage-backed securities that have a higher coupon rate than the prevailing market interest rates.  In exchange for a higher coupon rate, we typically pay a premium over par value to acquire these mortgage-backed securities.  In accordance with generally accepted accounting principles (or GAAP), we amortize the premiums on our mortgage-backed securities over the life of the related mortgage-backed securities.  If the mortgage loans securing these mortgage-backed securities prepay at a more rapid rate than anticipated, we will have to amortize our premiums on an accelerated basis which may adversely affect our profitability.  Defaults on mortgage loans underlying Agency mortgage-backed securities typically have the same effect as prepayments because of the underlying Agency guarantee.  As of December 31, 2012, we had a net premium of $5.8 billion, or 4.9% of current par value, on our Agency mortgage-backed securities, Agency debentures, and corporate debt.

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

The recent dislocation and weakness in the broader mortgage markets could adversely affect one or more of our potential lenders and could cause one or more of our potential lenders to be unwilling or unable to provide us with financing.  This could potentially increase our financing costs and reduce our liquidity.  If one or more major market participants fails or otherwise experiences a major liquidity crisis it could negatively impact the marketability of all fixed income securities, including Agency RMBS, and this could negatively impact the value of the securities we acquire, thus reducing our net book value.  Furthermore, if any of our potential lenders or any of our lenders are unwilling or unable to provide us with financing, we could be forced to sell our assets at an inopportune time when prices are depressed.

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

●	Our leverage may cause substantial losses

Because of our significant leverage, we may incur substantial losses if our borrowing costs increase. Our borrowing costs may increase for any of the following reasons:

●	short-term interest rates increase;

●	the market value of our Investment Securities decreases;

●	interest rate volatility increases; or

●	the availability of financing in the market decreases.

●	Our leverage may cause margin calls and defaults and force us to sell assets under adverse market conditions

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

●	Liquidation of collateral may jeopardize our REIT status

To continue to qualify as a REIT, we must comply with requirements regarding our assets and our sources of income. If we are compelled to liquidate our Agency mortgage-backed securities and Agency debentures, we may be unable to comply with these requirements, ultimately jeopardizing our status as a REIT and our failure to qualify as a REIT will have adverse tax consequences.

●	We may exceed our target leverage ratios

We generally expect to maintain a ratio of debt-to-equity of less than 12:1.  However, we are not required to stay below this leverage ratio.  We may exceed this ratio by incurring additional debt without increasing the amount of equity we have.  For example, if we increase the amount of borrowings under our master repurchase agreements with our existing or new counterparties, our leverage ratio would increase.  If we increase our debt-to-equity  ratio, the adverse impact on our financial condition and results of operations from the types of risks associated with the use of leverage would likely be more severe.

●	We may not be able to achieve our optimal leverage

We use leverage as a strategy to increase the return to our investors.  However, we may not be able to achieve our desired leverage for any of the following reasons:

●	we determine that the leverage would expose us to excessive risk;

●	our lenders do not make funding available to us at acceptable rates; or

●	our lenders require that we provide additional collateral to cover our borrowings.

●	We may incur increased borrowing costs which would adversely affect our profitability

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

Our borrowing costs under repurchase agreements generally correspond to short-term interest rates such as LIBOR or a short-term Treasury index, plus or minus a margin.  The margins on these borrowings over or under short-term interest rates may vary depending upon:

●	the movement of interest rates;

●	the availability of financing in the market; or

●	the value and liquidity of our Investment Securities.

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

Our policies permit us to enter into interest rate swaps, caps and floors, interest rate swaptions, and other derivative transactions to help us mitigate our interest rate and prepayment risks described above.  We have used interest rate swaps to provide a level of protection against interest rate risks as well as options to enter into interest rate swaps (commonly referred to as interest rate swaptions).  We may also purchase or sell to-be-announced forward contracts (commonly referred to as TBAs), specified Agency securities on a forward basis, purchase or write put or call options on TBA securities and invest in other types of mortgage derivatives, such as interest-only securities.  No hedging strategy can protect us completely.  Interest rate hedging may fail to protect or could adversely affect us because, among other things: interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates; available interest rate hedges may not correspond directly with the interest rate risk for which protection is sought; and the duration of the hedge may not match the duration of the related liability.

●	Our hedging strategies may not be successful in mitigating the risks associated with interest rates

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

●	Our use of derivatives may expose us to counterparty risks

We enter into interest rate swap and cap agreements to hedge risks associated with movements in interest rates.  If a swap counterparty cannot perform under the terms of an interest rate swap, we would not receive payments due under that agreement, we may lose any unrealized gain associated with the interest rate swap, and the hedged liability would cease to be hedged by the interest rate swap.  We may also be at risk for any collateral we have pledged to secure our obligations under the interest rate swap if the counterparty become insolvent or file for bankruptcy.  Similarly, if a cap counterparty fails to perform under the terms of the cap agreement, in addition to not receiving payments due under that agreement that would off-set our interest expense, we would also incur a loss for all remaining unamortized premium paid for that agreement.

We may face risks of investing in inverse floating rate securities.

We may invest in inverse floaters.  The returns on inverse floaters are inversely related to changes in an interest rate.  Generally, income on inverse floaters will decrease when interest rates increase and increase when interest rates decrease.  Investments in inverse floaters may subject us to the risks of reduced or eliminated interest payments and losses of premium paid.  In addition, certain indexed securities and inverse floaters may increase or decrease in value at a greater rate than the underlying interest rate, which effectively leverages our investment in such securities.  As a result, the market value of such securities will generally be more volatile than that of fixed rate securities.

Our investment strategy may involve credit risk.

To date over 90% of our total assets have consisted of Agency mortgage-backed securities and Agency debentures which, although not rated, carry an implied “AAA” rating.  Agency certificates are mortgage pass-through certificates where Freddie Mac, Fannie Mae or Ginnie Mae guarantees payments of principal and interest on the certificates.  Agency debentures are debt instruments issued by Freddie Mac, Fannie Mae, or the FHLB.

Even though our Agency mortgage-backed securities and Agency debentures acquired thus far have been “AAA”, pursuant to our capital investment policy, we have the ability to acquire securities of lower credit quality.  Under our policy:

●
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

●
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

●
we seek to structure our portfolio to maintain a minimum weighted average rating (including our deemed comparable ratings for unrated mortgage-backed securities) of our mortgage-backed securities of at least single “A” under the S&P rating system and at the comparable level under the other rating systems.

While we remain committed to the Agency market, given the current environment, we believe it is prudent to diversify a portion of our investment portfolio.  Therefore, we may allocate up to 25% of our stockholders’ equity to real estate assets other than Agency mortgage-backed securities.

Our ongoing investment in new business strategies and new assets is inherently risky, and could disrupt our ongoing businesses.

We expect to invest in new business strategies and assets. Such endeavors may involve significant risks and uncertainties, including distraction of management from current operations, expenses associated with these new investments, inadequate return of capital on our investments, and unidentified issues not discovered in our due diligence of such strategies and assets. Because these new ventures are inherently risky, no assurance can be given that such strategies will be successful and will not materially adversely affect our reputation, financial condition, and operating results.

We may experience declines in the market value of our assets resulting in us recording impairments, which may have an adverse effect on our results of operations and financial condition.

A decline in the market value of our mortgage-backed securities or other assets may require us to recognize an “other-than-temporary” impairment (or OTTI) against such assets under GAAP. When the fair value of our MBS is less than its amortized cost, the security is considered impaired. We assess our impaired securities on at least a quarterly basis and designate such impairments as either “temporary” or “other-than-temporary.” If we intend to sell an impaired security, or it is more likely than not that we will be required to sell the impaired security before its anticipated recovery, then we must recognize an other-than-temporary impairment through earnings equal to the entire difference between the mortgage-backed securities amortized cost and its fair value at the balance sheet date. If we do not expect to sell an other-than-temporarily impaired security, only the portion of the other-than-temporary impairment related to credit losses is recognized through earnings with the remainder recognized as a component of other comprehensive income/(loss) on our balance sheet. Impairments we recognize through other comprehensive income/(loss) do not impact our earnings. Following the recognition of an other-than-temporary impairment through earnings, a new cost basis is established for the mortgage-backed securities and may not be adjusted for subsequent recoveries in fair value through earnings. However, other-than-temporary impairments recognized through earnings may be accreted back to the amortized cost basis of the security on a prospective basis through interest income. The determination as to whether an other-than-temporary impairment exists and, if so, the amount we consider other-than-temporarily impaired is subjective, as such determinations are based on both factual and subjective information available at the time of assessment. As a result, the timing and amount of other-than-temporary impairments constitute material estimates that are susceptible to significant change.

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

We are dependent on our key personnel.

We are dependent on the efforts of our key officers and employees.  The loss of any of their services could have an adverse effect on our operations. Although we have employment agreements with each of them, we cannot assure you they will remain employed with us.

Our reported GAAP financial results differ from the taxable income results that impact our dividend distribution requirements and, therefore, our GAAP results may not be an accurate indicator of future taxable income and dividend distributions.

Generally, the cumulative net income we report over the life of an asset will be the same for GAAP and tax purposes, although the timing of this income recognition over the life of the asset could be materially different.  Differences exist in the accounting for GAAP net income and REIT taxable income which can lead to significant variances in the amount and timing of when income and losses are recognized under these two measures.  Due to these differences, our reported GAAP financial results could materially differ from our determination of taxable income.

We and our shareholders are subject to certain tax risks.

●	Our failure to qualify as a REIT would have adverse tax consequences

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

●	We have certain distribution requirements

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

●	We are also subject to other tax liabilities

Even if we qualify as a REIT, we may be subject to certain federal, state and local taxes on our income and property.  Any of these taxes would reduce our operating cash flow.

●	Limits on ownership of our common stock could have adverse consequences to you and could limit your opportunity to receive a premium on our stock

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

●
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

●
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

●
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

Risks Related To Commercial Mortgage and Real Estate Assets

A prolonged economic slowdown or continued declining real estate values could impair the assets we may own and harm our operating results.

Many of the commercial mortgage and real estate assets we may own may be susceptible to economic slowdowns or recessions, which could lead to financial losses in our assets and a decrease in revenues, net income and asset values. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could result in significant diminution in the value of our assets, prevent us from increasing our assets and have an adverse effect on our operating results.

Continued adverse developments in the broader residential and commercial mortgage market may adversely affect the value of the assets in which we expect to invest.

For the past few years, the residential and commercial mortgage market in the United States has experienced a variety of difficulties and changed economic conditions, including defaults, credit losses and liquidity concerns. Certain commercial banks, investment banks and insurance companies have announced extensive losses from exposure to the residential and commercial mortgage market. These losses have reduced financial industry capital, leading to reduced liquidity for some institutions. These factors have impacted investor perception of the risk associated with CMBS and commercial mortgage loans which we may acquire. As a result, values for CMBS and commercial mortgage loans in which we expect to invest may experience volatility. Further increased volatility and deterioration in the broader residential and commercial mortgage and mortgage-backed securities markets may adversely affect the performance and market value of the assets we expect to acquire.

Any decline in the value of our assets, or perceived market uncertainty about their value, would likely continue to make it difficult for us to obtain financing on favorable terms or at all, or maintain our compliance with terms of any financing arrangements already in place. The CMBS in which we expect to invest is classified for accounting purposes as available-for-sale. All assets classified as available-for-sale will be reported at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity. As a result, a decline in fair values may reduce the book value of our assets. Moreover, if the decline in fair value of an available-for-sale security is other-than-temporarily impaired, such decline will reduce earnings. If market conditions result in a decline in the fair value of the CMBS we expect to acquire, our financial position and results of operations could be adversely affected.

The commercial mortgage loans we expect to acquire and the mortgage loans underlying the CMBS assets we expect to acquire depend on the ability of the commercial property owner to generate net income from operating the property. Failure to do so may result in delinquency and/or foreclosure.

Commercial mortgage loans are secured by multifamily or commercial property and are subject to risks of delinquency and foreclosure, and risks of loss that may be greater than similar risks associated with loans made on the security of single-family residential property. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income-producing property can be adversely affected by, among other things,

●	tenant mix;

●	success of tenant businesses;

●	property management decisions;

●	property location, condition and design;

●	competition from comparable types of properties;

●	changes in laws that increase operating expenses or limit rents that may be charged;

●	changes in national, regional or local economic conditions or specific industry segments, including the credit and securitization markets;

●	declines in regional or local real estate values;

●	declines in regional or local rental or occupancy rates;

●	increases in interest rates, real estate tax rates and other operating expenses;

●	costs of remediation and liabilities associated with environmental conditions;

●	the potential for uninsured or underinsured property losses;

●	changes in governmental laws and regulations, including fiscal policies, zoning ordinances and environmental legislation and the related costs of compliance; and

●	acts of God, terrorist attacks, social unrest and civil disturbances.

In the event of any default under a mortgage loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our cash flow from operations and limit amounts available for distribution to our stockholders. In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a mortgage loan can be an expensive and lengthy process, which could have a substantial negative effect on our anticipated return on the foreclosed mortgage loan.

Because assets we expect to acquire may experience periods of illiquidity, we may lose profits or be prevented from earning capital gains if we cannot sell mortgage-related assets at an opportune time.

We bear the risk of being unable to dispose of our targeted assets at advantageous times or in a timely manner because mortgage-related assets generally experience periods of illiquidity, including the recent period of delinquencies and defaults with respect to commercial mortgage loans. The lack of liquidity may result from the absence of a willing buyer or an established market for these assets, as well as legal or contractual restrictions on resale or the unavailability of financing for these assets. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which may cause us to incur losses.

The lack of liquidity in the assets we expect to acquire may adversely affect our business.

The illiquidity of our commercial mortgage and real estate assets we expect to acquire may make it difficult for us to sell such assets if the need or desire arises. Many of the securities we expect to purchase are not be registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or their disposition except in a transaction that is exempt from the registration requirements of, or otherwise in accordance with, those laws. In addition, certain assets such as B-Notes, mezzanine loans, preferred equity and bridge and other loans are also particularly illiquid assets due to their potential unsuitability for securitization and the greater difficulty of recovery in the event of a borrower’s default. Moreover, turbulent market conditions, such as those recently in effect, could significantly and negatively impact the liquidity of our assets. It may be difficult or impossible to obtain third party pricing on the assets we purchase. Illiquid assets typically experience greater price volatility, as a ready market does not exist, and can be more difficult to value. In addition, validating third party pricing for illiquid assets may be more subjective than more liquid assets. As a result, we expect many of the assets we may acquire will be illiquid and if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our assets. Further, we may face other restrictions on our ability to liquidate an asset in a business entity to the extent that we have or could be attributed with material, nonpublic information regarding such business entity. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which could adversely affect our results of operations and financial condition.

The real estate investments we expect to acquire will be illiquid.

Because real estate investments are relatively illiquid, our ability to adjust the portfolio promptly in response to economic or other conditions will be limited. Certain significant expenditures generally do not change in response to economic or other conditions, including: (i) debt service (if any), (ii) real estate taxes, and (iii) operating and maintenance costs. This combination of variable revenue and relatively fixed expenditures may result, under certain market conditions, in reduced earnings and could have an adverse effect on our financial condition.

The CMBS assets we expect to acquire are subject to losses.

The CMBS we expect to acquire are subject to losses. In general, losses on a mortgaged property securing a mortgage loan included in a securitization will be borne first by the equity holder of the property, then by the holder of a mezzanine loan or B-Note, if any, then by the “first loss” subordinated security holder generally, the “B-Piece” buyer, and then by the holder of a higher-rated security. In the event of default and the exhaustion of any equity support, mezzanine loans or B-Notes, and any classes of securities junior to those which we acquire, we will not be able to recover all of our capital in the securities we purchase. In addition, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral is available to satisfy interest and principal payments due on the related mortgage-backed securities. The prices of lower credit quality CMBS are generally less sensitive to interest rate changes than more highly rated CMBS, but more sensitive to adverse economic downturns or individual issuer developments. The projection of an economic downturn, for example, could cause a decline in the price of lower credit quality CMBS because the ability of obligors of mortgages underlying CMBS to make principal and interest payments may be impaired. In such event, existing credit support in the securitization structure may be insufficient to protect us against loss of our principal on these securities.

We may not control the special servicing of the mortgage loans included in the CMBS in which we may invest and, in such cases, the special servicer may take actions that could adversely affect our interests.

With respect to the CMBS in which we may invest, overall control over the special servicing of the related underlying mortgage loans will be held by a “directing certificate holder” or a “controlling class representative,” which is appointed by the holders of the most subordinate class of CMBS in such series. To the extent that we focus on acquiring classes of existing series of CMBS originally rated AAA, we will not have the right to appoint the directing certificate holder. In connection with the servicing of the specially serviced mortgage loans, the related special servicer may, at the direction of the directing certificate holder, take actions with respect to the specially serviced mortgage loans that could adversely affect our interests.

If we overestimate the yields or incorrectly prices the risks of our assets, we may experience losses.

We will value our potential assets based on yields and risks, taking into account estimated future losses on the mortgage loans and the underlying collateral included in the securitization’s pools, and the estimated impact of these losses on expected future cash flows and returns. Our loss estimates may not prove accurate, as actual results may vary from estimates. In the event that we underestimate the asset level losses relative to the price we pay for a particular asset, we may experience losses with respect to such asset.

Purchases of non-conforming and non-investment grade rated loans or securities involve increased risk of loss.

It is possible that some of the loans we acquire will not conform to conventional loan standards applied by traditional lenders and either will not be rated or will be rated as non-investment grade by the rating agencies. The non-investment grade ratings for these assets typically result from the overall leverage of the loans, the lack of a strong operating history for the properties underlying the loans, the borrowers’ credit history, the properties’ underlying cash flow or other factors. As a result, these loans will have a higher risk of default and loss than investment grade rated assets. Any loss we incur may be significant and may reduce distributions to our stockholders and adversely affect the market value of our common shares.

Any credit ratings assigned to our assets will be subject to ongoing evaluations and revisions, and we cannot assure you that those ratings will not be downgraded.

Some of our assets may be rated by Moody’s Investors Service, Fitch Ratings, Standard & Poor’s, DBRS, Inc., Realpoint LLC or other credit ratings organizations. Any credit ratings on our assets are subject to ongoing evaluation by credit rating agencies, and we cannot assure you that any such ratings will not be changed or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant. If rating agencies assign a lower-than-expected rating or reduce or withdraw, or indicate that they may reduce or withdraw, their ratings of our assets in the future, the value of these assets could significantly decline, which would adversely affect the value of our portfolio and could result in losses upon disposition or the failure of borrowers to satisfy their debt service obligations to us.

The B-Notes that we may acquire may be subject to additional risks related to the privately negotiated structure and terms of the transaction, which may result in losses to us.

We may acquire B-Notes. A B-Note is a mortgage loan typically (1) secured by a first mortgage on a single large commercial property or group of related properties and (2) subordinated to an A-Note secured by the same first mortgage on the same collateral. As a result, if a borrower defaults, there may not be sufficient funds remaining for B-Note holders after payment to the A-Note holders. However, because each transaction is privately negotiated, B-Notes can vary in their structural characteristics and risks. For example, the rights of holders of B-Notes to control the process following a borrower default may vary from transaction to transaction. Further, B-Notes typically are secured by a single property and so reflect the risks associated with significant concentration. Significant losses related to our B-Notes would result in operating losses for us and may limit our ability to make distributions to our stockholders.

The mezzanine loan assets that we expect to acquire will involve greater risks of loss than senior loans secured by income-producing properties.

We may acquire mezzanine loans, which take the form of subordinated loans secured by second mortgages on the underlying property or loans secured by a pledge of the ownership interests of either the entity owning the property or a pledge of the ownership interests of the entity that owns the interest in the entity owning the property. These types of assets involve a higher degree of risk than long-term senior mortgage lending secured by income-producing real property, because the loan may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt. As a result, we may not recover some or all of our initial expenditure. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal. Significant losses related to our mezzanine loans would result in operating losses for us and may limit our ability to make distributions to our stockholders.

We may be required to repurchase mortgage loans or indemnify investors if we breach representations and warranties, which could harm our earnings.

When we sell loans, we will be required to make customary representations and warranties about such loans to the loan purchaser. Our commercial mortgage loan sale agreements will require us to repurchase or substitute loans in the event we breach a representation or warranty given to the loan purchaser. In addition, we may be required to repurchase loans as a result of borrower fraud or in the event of early payment default on a mortgage loan. Likewise, we may be required to repurchase or substitute loans if we breach a representation or warranty in connection with our securitizations. The remedies available to a purchaser of mortgage loans are generally broader than those available to us against the originating broker or correspondent. Further, if a purchaser enforces its remedies against us, we may not be able to enforce the remedies we have against the sellers. The repurchased loans typically can only be financed at a steep discount to their repurchase price, if at all. They are also typically sold at a significant discount to the unpaid principal balance. Significant repurchase activity could harm our cash flow, results of operations, financial condition and business prospects.

We and our third party loan originators and servicers’ due diligence of potential assets may not reveal all of the liabilities associated with such assets and may not reveal other weaknesses in such assets, which could lead to losses.

Before making an asset acquisition, we will assess the strengths and weaknesses of the originator or issuer of the asset as well as other factors and characteristics that are material to the performance of the asset. In making the assessment and otherwise conducting customary due diligence, we will rely on resources available to it, including our third party loan originators and servicers. This process is particularly important with respect to newly formed originators or issuers because there may be little or no information publicly available about these entities and assets. There can be no assurance that our due diligence process will uncover all relevant facts or that any asset acquisition will be successful.

The real estate assets we expect to acquire are subject to risks particular to real property, which may adversely affect our returns from certain assets and our ability to make distributions to our stockholders.

We will own assets secured by real estate and own real estate directly, in the future, we may own real estate directly either through direct purchases or upon a default of mortgage loans. Real estate assets are subject to various risks, including:

●	acts of God, including earthquakes, hurricanes, floods and other natural disasters, which may result in uninsured losses;

●	acts of war or terrorism, including the consequences of terrorist attacks, such as those that occurred on September 11, 2001;

●	adverse changes in national and local economic and market conditions;

●	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;

●	costs of remediation and liabilities associated with environmental conditions such as indoor mold; and

●	the potential for uninsured or under-insured property losses.

If any of these or similar events occurs, it may reduce our return from an affected property or investment and reduce or eliminate our ability to make distributions to stockholders.

Construction loans involve an increased risk of loss.

We may acquire construction loans. If we fail to fund our entire commitment on a construction loan or if a borrower otherwise fails to complete the construction of a project, there could be adverse consequences associated with the loan, including: a loss of the value of the property securing the loan, especially if the borrower is unable to raise funds to complete it from other sources; a borrower claim against us for failure to perform under the loan documents; increased costs to the borrower that the borrower is unable to pay; a bankruptcy filing by the borrower; and abandonment by the borrower of the collateral for the loan.

Risks of cost overruns and noncompletion of renovation of the properties underlying rehabilitation loans may result in significant losses. The renovation, refurbishment or expansion by a borrower under a mortgaged property involves risks of cost overruns and noncompletion. Estimates of the costs of improvements to bring an acquired property up to standards established for the market position intended for that property may prove inaccurate. Other risks may include rehabilitation costs exceeding original estimates, possibly making a project uneconomical, environmental risks and rehabilitation and subsequent leasing of the property not being completed on schedule. If such renovation is not completed in a timely manner, or if it costs more than expected, the borrower may experience a prolonged impairment of net operating income and may not be able to make payments on our investment, which could result in significant losses.

We use analytical models and data in connection with the valuation of our assets, and any incorrect, misleading or incomplete information used in connection therewith would subject us to potential risks.

Given the complexity of our expected assets and strategies, we must rely heavily on analytical models (both proprietary models developed by us and those supplied by third parties) and information and data supplied by our third party loan originators and servicers, or models and data. Models and data are used to value assets or potential asset purchases and also in connection with hedging our assets. When models and data prove to be incorrect, misleading or incomplete, any decisions made in reliance thereon expose us to potential risks. For example, by relying on models and data, especially valuation models, we may be induced to buy certain assets at prices that are too high, to sell certain other assets at prices that are too low or to miss favorable opportunities altogether. Similarly, any hedging based on faulty models and data may prove to be unsuccessful. Furthermore, any valuations of our assets that are based on valuation models may prove to be incorrect.

Some of the risks of relying on analytical models and third-party data are particular to analyzing tranches from securitizations, such as CMBS or RMBS. These risks include, but are not limited to, the following: (i) collateral cash flows and/or liability structures may be incorrectly modeled in all or only certain scenarios, or may be modeled based on simplifying assumptions that lead to errors; (ii) information about collateral may be incorrect, incomplete, or misleading; (iii) collateral or bond historical performance (such as historical prepayments, defaults, cash flows, etc.) may be incorrectly reported, or subject to interpretation (e.g., different issuers may report delinquency statistics based on different definitions of what constitutes a delinquent loan); or (iv) collateral or bond information may be outdated, in which case the models may contain incorrect assumptions as to what has occurred since the date information was last updated.

Some of the analytical models used by us, such as mortgage prepayment models or mortgage default models, are predictive in nature. The use of predictive models has inherent risks. For example, such models may incorrectly forecast future behavior, leading to potential losses on a cash flow and/or a mark-to-market basis. In addition, the predictive models used by us may differ substantially from those models used by other market participants, with the result that valuations based on these predictive models may be substantially higher or lower for certain assets than actual market prices. Furthermore, since predictive models are usually constructed based on historical data supplied by third parties, the success of relying on such models may depend heavily on the accuracy and reliability of the supplied historical data and the ability of these historical models to accurately reflect future periods.

All valuation models rely on correct market data inputs. If incorrect market data is entered into even a well-founded valuation model, the resulting valuations will be incorrect. However, even if market data is inputted correctly, “model prices” will often differ substantially from market prices, especially for securities with complex characteristics, such as derivative securities.

We may experience a decline in the fair value of our expected assets.

A decline in the fair market value of our expected assets may require us to recognize an “other-than-temporary” impairment against such assets under GAAP if we were to determine that, with respect to any assets in unrealized loss positions, we do not have the ability and intent to hold such assets to maturity or for a period of time sufficient to allow for recovery to the amortized cost of such assets. If such a determination were to be made, we would recognize unrealized losses through earnings and write down the amortized cost of such assets to a new cost basis, based on the fair value of such assets on the date they are considered to be other-than-temporarily impaired. Such impairment charges reflect non-cash losses at the time of recognition; subsequent disposition or sale of such assets could further affect our future losses or gains, as they are based on the difference between the sale price received and adjusted amortized cost of such assets at the time of sale.

Some of our portfolio assets may be recorded at fair value and, as a result, there will be uncertainty as to the value of these assets. Some of our portfolio assets are in the form of positions or securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. We will value these assets quarterly at fair value. Because such valuations are subjective, the fair value of certain of our assets may fluctuate over short periods of time and our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. The value of our common stock could be adversely affected if our determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon their disposal.

Liability relating to environmental matters may impact the value of properties that we may acquire or foreclosure on.

If we acquire or foreclose on properties with respect to which we have extended mortgage loans, we may be subject to environmental liabilities arising from such foreclosed properties. Under various U.S. federal, state and local laws, an owner or operator of real property may become liable for the costs of removal of certain hazardous substances released on its property. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances.

The presence of hazardous substances may adversely affect an owner’s ability to sell real estate or borrow using real estate as collateral. To the extent that an owner of a property underlying one of our debt investments becomes liable for removal costs, the ability of the owner to make payments to us may be reduced, which in turn may adversely affect the value of the relevant mortgage asset held by us and our ability to make distributions to our stockholders. If we acquire any properties, the presence of hazardous substances on a property may adversely affect our ability to sell the property and we may incur substantial remediation costs, thus harming our financial condition. The discovery of material environmental liabilities attached to such properties could have a material adverse effect on our results of operations and financial condition and our ability to make distributions to our stockholders.

Our reserves for loan losses may prove inadequate, which could have a material adverse effect on our financial results.

We maintain financial reserves to protect against potential losses and conduct a review of the adequacy of these reserves on a quarterly basis. Our reserves reflect management’s current judgment of the probability and severity of losses within our overall portfolio, based on this quarterly review. However, estimation of ultimate loan losses, projected expenses and loss reserves is a complex process and there can be no assurance that management’s judgment will prove to be correct and that reserves will be adequate over time to protect against future losses. Such losses could be caused by factors including, but not limited to, unanticipated adverse changes in the economy or events adversely affecting specific assets, co-venturers, borrowers, industries in which our borrowers operate or markets in which our borrowers or their properties are located. If our reserves for credit losses prove inadequate we may suffer additional losses which would have a material adverse effect on our financial performance and results of operations.

We may suffer losses when a borrower defaults on a loan and the underlying collateral value is less than the amount due.

If a borrower defaults on a non-recourse loan, we will only have recourse to the real estate-related assets collateralizing the loan. If the underlying collateral value is less than the loan amount, we will suffer a loss. Conversely, some of our loans may be unsecured or are secured only by equity interests in the borrowing entities. These loans are subject to the risk that other lenders in the capital stack may be directly secured by the real estate assets of the borrower or may otherwise have a superior right to repayment. Upon a default, those collateralized lenders would have priority over us with respect to the proceeds of a sale of the underlying real estate. In cases described above, we may lack control over the underlying asset collateralizing our loan or the underlying assets of the borrower before a default, and, as a result, the value of the collateral may be reduced by acts or omissions by owners or managers of the assets. In addition, the value of the underlying real estate may be adversely affected by some or all of the risks referenced above with respect to our owned real estate.

Some of our loans may be backed by individual or corporate guarantees from borrowers or their affiliates which are not secured. If the guarantees are not fully or partially secured, we typically rely on financial covenants from borrowers and guarantors which are designed to require the borrower or guarantor to maintain certain levels of creditworthiness. Where we do not have recourse to specific collateral pledged to satisfy such guarantees or recourse loans, we will only have recourse as an unsecured creditor to the general assets of the borrower or guarantor, some or all of which may be pledged as collateral for other lenders. There can be no assurance that a borrower or guarantor will comply with its financial covenants, or that sufficient assets will be available to pay amounts owed to us under our loans and guarantees. As a result of these factors, we may suffer additional losses which could have a material adverse effect on our financial performance.

Upon a borrower bankruptcy, we may not have full recourse to the assets of the borrower to satisfy our loan. In addition, certain of our loans are subordinate to other debt of certain borrowers. If a borrower defaults on our loan or on debt senior to our loan, or upon a borrower bankruptcy, our loan will be satisfied only after the senior debt receives payment. Where debt senior to our loan exists, the presence of intercreditor arrangements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies (through “standstill” periods) and control decisions made in bankruptcy proceedings. Bankruptcy and borrower litigation can significantly increase collection costs and the time needed for us to acquire title to the underlying collateral (if applicable), during which time the collateral and/or a borrower’s financial condition may decline in value, causing us to suffer additional losses.

If the value of collateral underlying a loan declines or interest rates increase during the term of a loan, a borrower may not be able to obtain the necessary funds to repay our loan at maturity through refinancing because the underlying property revenue cannot satisfy the debt service coverage requirements necessary to obtain new financing. If a borrower is unable to repay our loan at maturity, we could suffer additional loss which may adversely impact our financial performance.

We are subject to additional risks associated with loan participations.

Some of our loans may be participation interests or co-lender arrangements in which we share the rights, obligations and benefits of the loan with other lenders. We may need the consent of these parties to exercise our rights under such loans, including rights with respect to amendment of loan documentation, enforcement proceedings upon a default and the institution of, and control over, foreclosure proceedings. Similarly, certain participants may be able to take actions to which we object but to which we will be bound if our participation interest represents a minority interest. We may be adversely affected by this lack of control.

Lease expirations, lease defaults and lease terminations may adversely affect our revenue.

Lease expirations and lease terminations may result in reduced revenues if the lease payments received from replacement tenants are less than the lease payments received from the expiring or terminating tenants. In addition, lease defaults or lease terminations by one or more significant tenants or the failure of tenants under expiring leases to elect to renew their leases, could cause us to experience long periods of vacancy with no revenue from a facility and to incur substantial capital expenditures and/or lease concessions to obtain replacement tenants.

We operate in a highly competitive market for asset acquisition opportunities and more established competitors may be able to compete more effectively for asset acquisition opportunities than we can.

A number of entities compete with us to purchase the types of CMBS and commercial real estate assets that we expect to acquire. We compete with other REITs, public and private funds, commercial and investment banks and commercial finance companies, including some of the third parties with which we expect to have relationships. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. Several other REITs have recently raised, or may raise, significant amounts of capital, and may have objectives that overlap with ours, which may create competition for asset acquisition opportunities. Some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of asset acquisitions and establish more relationships than us. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive asset acquisition opportunities from time to time, and we can offer no assurance that we will be able to identify and purchase assets that are consistent with our objectives.

The increasing number of proposed federal, state and local laws may increase our risk of liability with respect to certain mortgage loans and could increase our cost of doing business.

The United States Congress and various state and local legislatures are considering legislation, which, among other provisions, would permit limited assignee liability for certain violations in the mortgage loan origination process and “credit risk” retention by originators or securitizers of mortgage loans. We cannot predict whether or in what form Congress or the various state and local legislatures may enact legislation affecting our business. We are evaluating the potential impact of these initiatives, if enacted, on our practices and results of operations. As a result of these and other initiatives, we are unable to predict whether federal, state or local authorities will require changes in our practices in the future. These changes, if required, could adversely affect our profitability, particularly if we make such changes in response to new or amended laws, regulations or ordinances in any state where we acquire a significant portion of our mortgage loans, or if such changes result in us being held responsible for any violations in the mortgage loan origination process.

Accounting rules for certain of our transactions are highly complex and involve significant judgment and assumptions, and changes in accounting treatment may adversely affect our profitability and impact our financial results.

Accounting rules for mortgage loan sales and securitizations, valuations of financial instruments, investment consolidations and other aspects of our anticipated operations are highly complex and involve significant judgment and assumptions. These complexities could lead to a delay in preparation of financial information and the delivery of this information to our shareholders. Changes in accounting interpretations or assumptions could impact our financial statements and our ability to timely prepare our financial statements in a timely fashion. Our inability to timely prepare our financial statements in a timely fashion in the future would likely adversely affect our share price significantly.

The fair value at which our assets may be recorded may not be an indication of their realizable value. Ultimate realization of the value of an asset depends to a great extent on economic and other conditions. Further, fair value is only an estimate based on good faith judgment of the price at which an investment can be sold since market prices of investments can only be determined by negotiation between a willing buyer and seller. If we were to liquidate a particular asset, the realized value may be more than or less than the amount at which such asset is valued. Accordingly, the value of our common shares could be adversely affected by our determinations regarding the fair value of our investments, whether in the applicable period or in the future. Additionally, such valuations may fluctuate over short periods of time.

If we utilize non-recourse long-term securitizations, such structures may expose us to risks which could result in losses to us.

We may utilize non-recourse long-term securitizations of our assets in mortgage loans, especially loan originations, when they are available. Prior to any such financing, we may seek to finance assets with relatively short-term facilities until a sufficient portfolio is accumulated. As a result, we would be subject to the risk that we would not be able to acquire, during the period that any short-term facilities are available, sufficient eligible assets to maximize the efficiency of a securitization. We also would bear the risk that we would not be able to obtain new short-term facilities or would not be able to renew any short-term facilities after they expire should we need more time to seek and acquire sufficient eligible assets for a securitization. In addition, conditions in the capital markets, including the recent unprecedented volatility and disruption in the capital and credit markets, may not permit a non-recourse securitization at any particular time or may make the issuance of any such securitization less attractive to us even when we do have sufficient eligible assets. While we would intend to retain the unrated equity component of securitizations and, therefore, still have exposure to any assets included in such securitizations, our inability to enter into such securitizations would increase our overall exposure to risks associated with direct ownership of such assets, including the risk of default. Our inability to refinance any short-term facilities would also increase our risk because borrowings thereunder would likely be recourse to us as an entity. If we are unable to obtain and renew short-term facilities or to consummate securitizations to finance our assets on a long-term basis, we may be required to seek other forms of potentially less attractive financing or to liquidate assets at an inopportune time or price.

Any warehouse facilities that we may obtain in the future may limit our ability to acquire assets, and we may incur losses if the collateral is liquidated.

If securitization financings become available, we may utilize, if available, warehouse facilities pursuant to which we would accumulate commercial mortgage loans in anticipation of a securitization financing, which assets would be pledged as collateral for such facilities until the securitization transaction is consummated. To borrow funds to acquire assets under any future warehouse facilities, we expect that our lenders thereunder would have the right to review the potential assets for which we are seeking financing. We may be unable to obtain the consent of a lender to acquire assets that we believe would be beneficial to us and we may be unable to obtain alternate financing for such assets. In addition, no assurance can be given that a securitization structure would be consummated with respect to the assets being warehoused. If the securitization is not consummated, the lender could liquidate the warehoused collateral, and we would then have to pay any amount by which the original purchase price of the collateral assets exceeds its sale price, subject to negotiated caps, if any, on our exposure. In addition, regardless of whether the securitization is consummated, if any of the warehoused collateral is sold before the consummation, we would have to bear any resulting loss on the sale.

Securitizations would expose us to additional risks.

In a securitization structure, we would convey a pool of assets to a special purpose vehicle, the issuing entity, and the issuing entity would issue one or more classes of non-recourse notes pursuant to the terms of an indenture. The notes would be secured by the pool of assets. In exchange for the transfer of assets to the issuing entity, we would receive the cash proceeds of the sale of non-recourse notes and a 100% interest in the equity of the issuing entity. The securitization of our portfolio might magnify our exposure to losses because any equity interest we retain in the issuing entity would be subordinate to the notes issued to investors and we would, therefore, absorb all of the losses sustained with respect to a securitized pool of assets before the owners of the notes experience any losses. Moreover, we cannot be assured that we will be able to access the securitization market or be able to do so at favorable rates. The inability to securitize our portfolio could hurt our performance and our ability to grow our business.

Lenders may require us to enter into restrictive covenants relating to our operations that may inhibit our ability to grow our business and increase revenues.

If or when we obtain debt financing, lenders (especially in the case of bank credit facilities) may impose restrictions on us that would affect our ability to incur additional debt, make certain allocations or acquisitions, reduce liquidity below certain levels, make distributions to our shareholders, redeem debt or equity securities and impact our flexibility to determine our operating policies and strategies. For example, our loan documents may contain negative covenants that limit, among other things, our ability to repurchase our common shares, distribute more than a certain amount of our net income or funds from operations to our shareholders, employ leverage beyond certain amounts, sell assets, engage in mergers or consolidations, grant liens, and enter into transactions with affiliates. If we fail to meet or satisfy any of these covenants, we would be in default under these agreements, and our lenders could elect to declare outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral and enforce their interests against existing collateral. We may also be subject to cross-default and acceleration rights and, with respect to collateralized debt, the posting of additional collateral and foreclosure rights upon default. Furthermore, this could also make it difficult for us to satisfy the qualification requirements necessary to maintain our status as a REIT for U.S. federal income tax purposes. A default and resulting repayment acceleration could significantly reduce our liquidity, which could require us to sell our assets to repay amounts due and outstanding. This could also significantly harm our business, financial condition, results of operations and ability to make distributions, which could cause the value of our capital stock to decline. A default could also significantly limit our financing alternatives such that we would be unable to pursue our leverage strategy, which could adversely affect our returns.

Our assets may become non-performing and sub-performing assets in the future, which are subject to increased risks relative to performing loans.

Our assets may in the near or the long term become non-performing and sub-performing assets, which are subject to increased risks relative to performing assets. Loans may become non-performing or sub-performing for a variety of reasons, such as the underlying property being too highly leveraged, decreasing income generated from the underlying property, or the financial distress of the borrower, in each case, that results in the borrower being unable to meet its debt service and/or repayment obligations. Such non-performing or sub-performing assets may require a substantial amount of workout negotiations and/or restructuring, which may involve substantial cost and divert the attention of our management from other activities and entail, among other things, a substantial reduction in interest rate, the capitalization of interest payments and a substantial write-down of the principal of the loan. Even if a restructuring were successfully accomplished, the borrower may not be able or willing to maintain the restructured payments or refinance the restructured mortgage upon maturity.

From time to time we find it necessary or desirable to foreclose on some, if not many, of the loans we acquire, and the foreclosure process may be lengthy and expensive. Borrowers may resist foreclosure actions by asserting numerous claims, counterclaims and defenses to payment against us (such as lender liability claims and defenses) even when such assertions may have no basis in fact or law, in an effort to prolong the foreclosure action and force the lender into a modification of the loan or a favorable buy-out of the borrower’s position. In some states, foreclosure actions can take several years or more to litigate. At any time prior to or during the foreclosure proceedings, the borrower may file for bankruptcy, which would have the effect of staying the foreclosure actions and further delaying the resolution of our claims. Foreclosure may create a negative public perception of the related property, resulting in a diminution of its value. Even if we are successful in foreclosing on a loan, the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our cost basis in the loan, resulting in a loss to us. Furthermore, any costs or delays involved in the foreclosure of a loan or a liquidation of the underlying property will further reduce the proceeds and thus increase our loss. Any such reductions could materially and adversely affect the value of the commercial loans in which we invest.

Whether or not we have participated in the negotiation of the terms of a mortgage, there can be no assurance as to the adequacy of the protection of the terms of the loan, including the validity or enforceability of the loan and the maintenance of the anticipated priority and perfection of the applicable security interests. Furthermore, claims may be asserted that might interfere with enforcement of our rights. In the event of a foreclosure, we may assume direct ownership of the underlying real estate. The liquidation proceeds upon sale of that real estate may not be sufficient to recover our cost basis in the loan, resulting in a loss to us. Any costs or delays involved in the effectuation of a foreclosure of the loan or a liquidation of the underlying property will further reduce the proceeds and increase our loss.

Whole loan mortgages are also subject to “special hazard” risk (property damage caused by hazards, such as earthquakes or environmental hazards, not covered by standard property insurance policies), and to bankruptcy risk (reduction in a borrower’s mortgage debt by a bankruptcy court). In addition, claims may be assessed against us on account of our position as mortgage holder or property owner, including responsibility for tax payments, environmental hazards and other liabilities, which could have a material adverse effect on our results of operations, financial condition and our ability to make distributions to our stockholders.

When we foreclose on an asset, we may come to own and operate the property securing the loan, which would expose us to the risks inherent in that activity.

When we foreclose on an asset, we may take title to the property securing that asset, and if we do not or cannot sell the property, we would then come to own and operate it as “real estate owned.” Owning and operating real property involves risks that are different (and in many ways more significant) than the risks faced in owning an asset secured by that property. In addition, we may end up owning a property that we would not otherwise have decided to acquire directly at the price of our original investment or at all. Further, some of the property underlying the assets we are acquiring is of a different type or class than property we have had experience owning directly, including properties such as hotels. Accordingly, we may not manage these properties as well as they might be managed by another owner, and our returns to investors could suffer. If we foreclose on and come to own property, our financial performance and returns to investors could suffer.

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

●	80% of the votes entitled to be cast by holders of outstanding voting shares; and

●
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

Maryland Control Share Acquisition Act

Maryland law provides that “control shares” of a Maryland corporation acquired in a “control share acquisition” have no voting rights except to the extent approved by a vote of the stockholders.  Two-thirds of the shares eligible to vote must vote in favor of granting the “control shares” voting rights.  “Control shares” are shares of stock that, taken together with all other shares of stock the acquirer previously acquired, would entitle the acquirer to exercise voting power in electing directors within one of the following ranges of voting power:

●	one-tenth or more but less than one third of all voting power;

●	one-third or more but less than a majority of all voting power; or

●	a majority or more of all voting power.

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

If voting rights are not approved at a meeting of stockholders then, subject to certain conditions and limitations, we may redeem any or all of the control shares (except those for which voting rights have previously been approved) for fair value.  We will determine the fair value of the shares, without regard to voting rights, as of the date of either:

●	the last control share acquisition; or

●	the meeting where stockholders considered and did not approve voting rights of the control shares.

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

Under our charter, we have 2,000,000,000  authorized shares of capital stock, par value of $0.01 per share, consisting of 1,956,937,500 shares classified as Common Stock, 7,412,500 shares classified as 7.875% Series A Cumulative Redeemable Preferred Stock, 4,600,000 shares classified as 6.00% Series B Cumulative Convertible Preferred Stock, 12,650,000 shares classified as 7.625% Series C Cumulative Redeemable Preferred Stock and 18,400,000 shares classified as 7.50% Series D Cumulative Redeemable Preferred Stock.

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

The stock market has experienced extreme price and volume fluctuations that have affected the market price of many companies in industries similar or related to ours and that have been unrelated to these companies’ operating performance. These broad market fluctuations could reduce the market price of our shares of common stock. Furthermore, our operating results and prospects may be below the expectations of public market analysts and investors or may be lower than those of companies with comparable market capitalizations, which could lead to a material decline in the market price of our shares of common stock.

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

On August 31, 2011, the SEC issued a concept release titled “Companies Engaged in the Business of Acquiring Mortgages and Mortgage-Related Instruments” (SEC Release No. IC-29778).  Under the concept release, the SEC is reviewing interpretive issues related to the Section 3(c)(5)(C) exemption.  Among other things, the SEC requested comments on whether it should revisit whether Agency Whole Pool Certificates may be treated as interests in real estate (and presumably Qualifying Real Estate Assets) and whether companies, such as us, whose primary business consists of investing in Agency Whole Pool Certificates are the type of entities that Congress intended to be encompassed by the exclusion provided by Section 3(c)(5)(C).  The potential outcomes of the SEC’s actions are unclear as is the SEC’s timetable for its review and actions.

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

We are highly dependent on information systems and third parties, and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to pay dividends to our stockholders.

Our business is highly dependent on communications and information systems. Any failure or interruption of our systems or cyber-attacks or security breaches of our networks or systems could cause delays or other problems in our securities trading activities, including mortgage-backed securities trading activities, which could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to pay dividends to our stockholders.  In addition, we also face the risk of operational failure, termination or capacity constraints of any of the third parties with which we do business or that facilitate our business activities, including clearing agents or other financial intermediaries we use to facilitate our securities transactions.

Computer malware, viruses, and computer hacking and phishing attacks have become more prevalent in our industry and may occur on our systems in the future.  We rely heavily on our financial, accounting and other data processing systems.  It is difficult to determine what, if any, negative impact may directly result from any specific interruption or cyber-attacks or security breaches of our networks or systems or any failure to maintain performance, reliability and security of our technical infrastructure.  As a result, any such computer malware, viruses, and computer hacking and phishing attacks may negatively affect our operations.

ITEM 1B.            UNRESOLVED STAFF COMMENTS

None.

ITEM 2.               PROPERTIES

Our executive and administrative office is located at 1211 Avenue of the Americas, Suite 2902 New York, New York 10036, telephone 212-696-0100.  This office is leased under a non-cancelable lease expiring December 31, 2014.

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

ITEM 4.              MINE SAFETY DISCLOSURE

None.

PART II

ITEM 5.               MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began trading publicly on October 8, 1997 and is traded on the New York Stock Exchange under the trading symbol “NLY.”  As of February 15, 2013, we had 947,250,377 shares of common stock issued and outstanding which were held by approximately 646,000 beneficial holders.

The following table sets forth, for the periods indicated, the high, low, and closing sales prices per share of our common stock as reported on the New York Stock Exchange composite tape and the cash dividends declared per share of our common stock.

	Stock Prices

	High	Low	Close

Quarter ended March 31, 2012	$17.20	$15.52	$15.82
Quarter ended June 30, 2012	$17.19	$15.52	$16.78
Quarter ended September 30, 2012	$17.75	$16.00	$16.84
Quarter ended December 31, 2012	$16.93	$13.72	$14.04

	High	Low	Close

Quarter ended March 31, 2011	$18.16	$17.31	$17.45
Quarter ended June 30, 2011	$18.79	$17.15	$18.04
Quarter ended September 30, 2011	$18.58	$14.05	$16.63
Quarter ended December 31, 2011	$17.12	$14.65	$15.96

		Common Dividends
		Declared Per Share

Quarter ended March 31, 2012		$0.55
Quarter ended June 30, 2012		$0.55
Quarter ended September 30, 2012		$0.50
Quarter ended December 31, 2012		$0.45

Quarter ended March 31, 2011		$0.62
Quarter ended June 30, 2011		$0.65
Quarter ended September 30, 2011		$0.60
Quarter ended December 31, 2011		$0.57

We intend to pay quarterly dividends and to distribute to our stockholders all or substantially all of our taxable income in each year (subject to certain adjustments).  This will enable us to qualify for the tax benefits accorded to a REIT under the Code.  We have not established a minimum dividend payment level and our ability to pay dividends may be adversely affected for the reasons described under the caption “Risk Factors.”  All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our REIT status and such other factors as our board of directors may deem relevant from time to time.  No dividends can be paid on our common stock unless we have paid full cumulative dividends on our preferred stock.  From the date of issuance of our preferred stock through December 31, 2012, we have paid full cumulative dividends on our preferred stock.

SHARE PERFORMANCE GRAPH

The following graph and table set forth certain information comparing the yearly percentage change in cumulative total return on our common stock to the cumulative total return of the Standard & Poor’s Composite 500 stock Index or S&P 500 Index, and the Bloomberg REIT Mortgage Index, or BBG REIT index, an industry index of mortgage REITs.  The comparison is for the period from December 31, 2007 to December 31, 2012 and assumes the reinvestment of dividends.  The graph and table assume that $100 was invested in our common stock and the two other indices on December 31, 2007.  Upon written request we will provide stockholders with a list of the REITs included in the BBG REIT Index.

200
175
150
125
100
75
50
25
0
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
100
99
120
136
139
140
100
64
80
91
93
106
100
65
77
88
87
95
Annaly Capital Management, Inc.
S&P 500 Index
BBG Reit Index

	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
Annaly Capital Management, Inc.	100	99	120	136	139	140
S&P 500 Index	100	64	80	91	93	106
BBG Reit Index	100	65	77	88	87	95

The information in the share performance graph and table has been obtained from sources believed to be reliable, but neither its accuracy nor its completeness can be guaranteed.  The historical information set forth above is not necessarily indicative of future performance.  Accordingly, we do not make or endorse any predictions as to future share performance.

EQUITY COMPENSATION PLAN INFORMATION

On May 27, 2010, at our 2010 Annual Meeting of Stockholders, our stockholders approved the 2010 Equity Incentive Plan.  The 2010 Equity Incentive Plan authorizes the Compensation Committee of the board of directors to grant options, stock appreciation rights, dividend equivalent rights, or other share-based award, including restricted shares up to an aggregate of 25,000,000 shares, subject to adjustments as provided in the 2010 Equity Incentive Plan.  On June 26, 2012, we granted to each non-management director of the Company options to purchase 1,250 shares of our common stock under the 2010 Equity Incentive Plan.  The stock options were issued at the current market price on the date of grant and immediately vested with a contractual term of 5 years.  The grant date fair value is calculated using the Black-Scholes option valuation model.  For a description of our 2010 Equity Incentive Plan, see Notes to Consolidated Financial Statements

We had previously adopted a long term stock incentive plan for executive officers, key employees and nonemployee directors (the Incentive Plan).  The Incentive Plan authorized, the Compensation Committee of the board of directors to grant awards, including incentive stock options as defined under Section 422 of the Code (ISOs) and non-qualified stock options.  The Incentive Plan authorized the granting of options or other awards for an aggregate of the greater of 500,000 shares or 9.5% of the outstanding shares of our common stock up to a ceiling of 8,932,921 shares.  No further awards will be made under the Incentive Plan, although existing awards will remain effective.  Stock options were issued at the current market price on the date of grant, subject to an immediate or four year vesting in four equal installments with a contractual term of 5 or 10 years.  The grant date fair value is calculated using the Black-Scholes option valuation model.  For a description of our Incentive Plan, see Notes to Consolidated Financial Statements.

The following table provides information as of December 31, 2012 concerning shares of our common stock authorized for issuance under the 2010 Incentive Plan and Incentive Plan (the Incentive Plans).

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under the Incentive Plans (excluding previously issued)
Equity compensation plans approved by security holders	5,618,686	$15.74	24,952,754
Equity compensation plans not approved by security holders	-	-	-
Total	5,618,686	$15.74	24,952,754

SHARE REPURCHASES

On October 16, 2012 the Company announced that its Board of Directors has authorized the repurchase of up to $1.5 billion of its outstanding common shares over a 12 month period.  All common shares purchased were part of a publicly announced plan in open-market transactions.

The following table provides information as of December 31, 2012 concerning the common shares purchased by the Company pursuant to this authorization.

	Total number of shares purchased	Average Price Paid Per Share	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan (dollars in thousands)
November 2012	5,819,596	$14.44	$1,415,948
December 2012	21,979,523	14.24	$1,102,950
Total	27,799,119	$14.28

ITEM 6.                SELECTED FINANCIAL DATA

The following selected financial data are derived from our audited financial statements for the years ended December 31, 2012, 2011, 2010, 2009, and 2008.  The selected financial data should be read in conjunction with the more detailed information contained in the Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

  SELECTED FINANCIAL DATA
(dollars in thousands, except for per share data)

	For the Years Ended December 31,
Statement of Operations Data	2012	2011	2010	2009	2008
Interest income:
Investments	$3,232,020	$3,558,015	$2,676,307	$2,922,499	$3,115,428
U.S. Treasury Securities	17,222	14,706	2,830	-	-
Securities loaned	9,903	6,897	3,997	103	-
Total interest income	3,259,145	3,579,618	2,683,134	2,922,602	3,115,428
Interest expense:
Repurchase agreements	577,243	426,769	397,971	575,867	1,560,976
Convertible Senior Notes	67,221	35,017	24,228	-	-
U.S. Treasury Securities sold, not yet purchased	15,114	13,081	2,649	-	-
Securities borrowed	7,594	5,459	3,377	92	-
Total interest expense	667,172	480,326	428,225	575,959	1,560,976

Net interest income	2,591,973	3,099,292	2,254,909	2,346,643	1,554,452

Other income (loss):
Investment advisory and other fee income	82,663	79,205	58,073	48,952	27,891
Net gains (losses) on disposal of investments	432,139	206,846	181,791	99,128	10,713
Net loss on extinguishment of 4% Convertible Senior Notes	(162,340)	-	-	-	-
Dividend income from affiliates	28,336	31,516	31,038	17,184	2,713
Net gains (losses) on trading assets	22,910	21,398	(2,351)	-	9,695
Loss on other-than-temporarily impaired securities	-	-	-	-	(31,834)
Net unrealized gain (losses) on Agency interest-only mortgage- backed securities	(59,937)	(106,657)	-	-	-
Loss on receivable from Prime Broker	-	-	-	(13,613)	-
Income from underwriting	-	5,618	2,095	-	-
Subtotal	343,771	237,926	270,646	151,651	19,178
Realized gains (losses) on interest rate swaps(1)	(893,769)	(882,395)	(735,107)	(719,803)	(327,936)
Realized gains (losses) on termination of interest rate swaps	(2,385)	-	-	-	-
Unrealized gains (losses) on interest rate swaps	(32,219)	(1,815,107)	(318,832)	349,521	(768,268)
Subtotal	(928,373)	(2,697,502)	(1,053,939)	(370,282)	(1,096,204)
Total other income (loss)	(584,602)	(2,459,576)	(783,293)	(218,631)	(1,077,026)

Expenses:
Distribution fees	-	-	360	1,756	1,589
Compensation expense	190,702	206,251	146,958	111,416	87,412
Other general and administrative expenses	44,857	31,093	24,529	18,736	16,210
Total expenses	235,559	237,344	171,847	131,908	105,211

Income (loss) before income taxes and income from equity method investment in affiliate	1,771,812	402,372	1,299,769	1,996,104	372,215

Income taxes	(35,912)	(59,051)	(35,434)	(34,381)	(25,977)

Income (loss) on equity method investment in affiliate	-	1,140	2,945	(252)	-

Income before noncontrolling interest	1,735,900	344,461	1,267,280	1,961,471	346,238

Noncontrolling interest	-	-	-	-	58

Net income (loss)	1,735,900	344,461	1,267,280	1,961,471	346,180

Dividends on preferred stock	39,530	16,854	18,033	18,501	21,177

Net income (loss) available (related) to common shareholders	$1,696,370	$327,607	$1,249,247	$1,942,970	$325,003

Basic net income per average common share	$1.74	$0.37	$2.12	$3.55	$0.64
Diluted net income per average common share	$1.71	$0.37	$2.04	$3.52	$0.64

Other Financial Data
Total assets	$133,452,295	$109,630,002	$83,026,590	$69,376,190	$57,597,615
6.00% Series B Cumulative Convertible Preferred Stock	-	$32,272	$40,032	$63,114	$96,042
Dividends declared per common share	$2.05	$2.44	$2.65	$2.54	$2.08

(1)	Interest expense related to the Company’s interest rate swaps is recorded in realized gains (losses) on interest rate swaps on the Consolidated Statements of Comprehensive Income

ITEM 7.             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

Certain statements contained in this quarterly report, and certain statements contained in our future filings with the Securities and Exchange Commission (the SEC or the Commission"), in our press releases or in our other public or shareholder communications may not be based on historical facts and are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements, which are based on various assumptions, (some of which are beyond our control) may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as "may," "will," "believe," "expect," "anticipate," "continue," or similar terms or variations on those terms, or the negative of those terms. Actual results could differ materially from those set forth in forward-looking statements due to a variety of factors, including, but not limited to, changes in interest rates, changes in the yield curve, changes in prepayment rates, the availability of mortgage-backed securities and other securities and other real estate assets for purchase, the availability of financing, and, if available, the terms of any financings, changes in the market value of our assets, changes in business conditions and the general economy, our ability to integrate the commercial mortgage business, our ability to consummate any contemplated investment opportunities, changes in governmental regulations affecting our business, our ability to maintain our classification as a REIT for federal income tax purposes, our ability to maintain our exemption from registration under the Investment Company Act of 1940, and risks associated with the business of our subsidiaries, including the investment advisory businesses of our subsidiaries, including the removal by their clients of assets they manage, their regulatory requirements, and competition in the investment advisory business, and risks associated with the broker dealer business of our subsidiary. For a discussion of the risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, see our most recent Annual Report on Form 10-K and any subsequent Quarterly Reports on Form 10-Q. We do not undertake and specifically disclaim any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Overview

We own, manage, and finance a portfolio of real estate related investments, including mortgage pass-through certificates, collateralized mortgage obligations (or CMOs), Agency callable debentures, and other securities representing interests in or obligations backed by pools of mortgage loans.  Our principal business objective is to generate net income for distribution to our stockholders from the spread between the interest income on our Investment Securities  and the costs of borrowing to finance our acquisition of Investment Securities and from dividends we receive from our subsidiaries.  Our wholly-owned subsidiaries offer diversified real estate, asset management and other financial services.  To date over 90% of our total assets have consisted of Agency mortgage-backed securities.  While we remain committed to the Agency market, given the current environment, we believe it is prudent to diversify a portion of our investment portfolio.  Therefore, we may allocate up to 25% of our stockholders’ equity to real estate assets other than Agency mortgage-backed securities.

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

We may acquire Agency mortgage-backed securities backed by single-family residential mortgage loans as well as securities backed by loans on multi-family, commercial or other real estate related properties.  To date over 90% of our total assets have consisted of Agency mortgage-backed securities and debentures.  While we remain committed to the Agency market, given the current environment, we believe it is prudent to diversify a portion of our investment portfolio.  Therefore, we may allocate up to 25% of our stockholders’ equity to real estate assets other than Agency mortgage-backed securities.

The results of our operations are affected by various factors, many of which are beyond our control.  Our results of operations primarily depend on, among other things, our net interest income, the market value of our assets and the supply of and demand for such assets.  Our net interest income, which reflects the amortization of purchase premiums and accretion of discounts, varies primarily as a result of changes in interest rates, borrowing costs and prepayment speeds, the behavior of which involves various risks and uncertainties.  Prepayment speeds, as reflected by the Constant Prepayment Rate, or CPR, and interest rates vary according to the type of investment, conditions in financial markets, competition and other factors, none of which can be predicted with any certainty.  In general, as prepayment speeds on our Agency mortgage-backed securities portfolio increase, related purchase premium amortization increases, thereby reducing the net yield on such assets.  The CPR on our Agency mortgage-backed securities portfolio averaged 19% and 17% for the years ended December 31, 2012 and 2011, respectively.  Since changes in interest rates may significantly affect our activities, our operating results depend, in large part, upon our ability to effectively manage interest rate risks and prepayment risks while maintaining our status as a REIT.  We continue to explore alternative business strategies, alternative investments and other strategic initiatives to complement our core business strategy of investing, on a leveraged basis, in high quality Investment Securities.  No assurance, however, can be provided that any such strategic initiative will or will not be implemented in the future.

The table below provides quarterly and annual information regarding our average interest-earning assets, interest income, yield on average interest-earning assets, average interest-bearing liabilities, economic interest expense, average cost of interest-bearing liabilities, economic net interest income, and net interest rate spreads for the periods presented.

	Average Interest- Earning Assets(1)	Total Interest Income	Yield on Average Interest- Earning Assets	Average Interest- Bearing Liabilities	Economic Interest Expense (2)	Average Cost of Interest- Bearing Liabilities	Economic Net Interest Income(3)	Net Interest Rate Spread
	(ratios for the quarters have been annualized, dollars in thousands)

Year Ended December 31, 2012	$116,356,100	$3,259,145	2.80%	$103,362,717	$1,560,941	1.51%	$1,698,204	1.29%
Year Ended December 31, 2011	$96,675,016	$3,579,618	3.70%	$84,595,933	$1,362,721	1.61%	$2,216,897	2.09%
Year Ended December 31, 2010	$66,981,887	$2,683,134	4.01%	$60,242,842	$1,163,332	1.93%	$1,519,802	2.08%
Year Ended December 31, 2009	$58,554,200	$2,922,602	4.99%	$52,361,607	$1,295,762	2.47%	$1,626,840	2.52%
Year Ended December 31, 2008	$55,962,519	$3,115,428	5.57%	$50,270,226	$1,888,912	3.76%	$1,226,516	1.81%

Quarter Ended December 31, 2012	$123,378,860	$756,661	2.45%	$110,257,173	$413,646	1.50%	$343,015	0.95%
Quarter Ended September 30, 2012	$119,880,120	$761,265	2.54%	$106,973,056	$406,165	1.52%	$355,100	1.02%
Quarter Ended June 30, 2012	$116,458,864	$886,324	3.04%	$103,668,465	$388,445	1.50%	$497,879	1.54%
Quarter Ended March 31, 2012	$105,706,554	$854,895	3.23%	$92,552,175	$352,685	1.52%	$502,210	1.71%

(1)	Does not reflect unrealized gains/ (losses) or premium/ (discount).
(2)	Economic interest expense includes interest expense on interest rate swaps.
(3)	Economic net interest income includes interest expense on interest rate swaps

Our net interest rate spread has declined each quarter in 2012.  The declining net interest rate spread is primarily attributable to the continuing low interest rate environment and marginally higher CPR which, as discussed above, reduces the net yield on our Agency mortgage-backed securities portfolio.

The following table presents the CPR experienced on our Agency mortgage-backed securities portfolio, on an annualized basis, for the quarterly periods presented.

Quarter Ended	CPR
December 31, 2012	19%
September 30, 2012	20%
June 30, 2012	19%
March 31, 2012	19%

GAAP and Non-GAAP Reconciliation

This Management Discussion and Analysis section contains analysis and discussion of non-GAAP measurements reflected in the Management’s Discussion and Analysis of Financial Condition and Results of Operations. The Non-GAAP measurements are non-GAAP total stockholders’ equity, economic interest expense and economic net interest income .

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

The following table compares the GAAP and non-GAAP measurements reflected in the Management’s Discussion and Analysis of Financial Condition and Results of Operations. The non-GAAP measurements are non-GAAP total stockholders’ equity, economic interest expense and economic net interest income.

	GAAP Total Stockholders’ Equity	Non-GAAP Total Stockholders’ Equity	GAAP Interest Expense	Economic Interest Expense	GAAP Net Interest Income	Economic Net interest Income
	(dollars in thousands)
For the Year Ended December 31, 2012	$15,924,444	$15,924,444	$667,172	$1,560,941	$2,591,973	$1,698,204
For the Year Ended December 31, 2011	$15,760,642	$15,792,914	$480,326	$1,362,721	$3,099,292	$2,216,897
For the Year Ended December 31, 2010	$9,864,900	$9,904,932	$428,225	$1,163,332	$2,254,909	$1,519,802
For the Year Ended December 31, 2009	$9,554,426	$9,617,540	$575,959	$1,295,762	$2,346,643	$1,626,840
For the Year Ended December 31, 2008	$7,183,272	$7,279,314	$1,560,976	$1,888,912	$1,554,452	$1,226,516
For the Quarter Ended December 31, 2012	$15,924,444	$15,924,444	$185,491	$413,646	$571,170	$343,015
For the Quarter Ended September 30, 2012	$17,090,663	$17,090,663	$188,893	$406,165	$579,372	$355,100
For the Quarter Ended June 30, 2012	$16,284,586	$16,284,586	$166,443	$388,445	$719,881	$497,879
For the Quarter Ended March 31, 2012	$15,940,605	$15,940,605	$133,345	$352,685	$721,550	$502,210

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

Our presentation of the economic value of our investment strategy has important limitations.  Other market participants may calculate total stockholders’ equity, economic interest expense and economic net interest income differently than we calculate them.

Although we believe that the calculation of the economic value of our investment strategy described above helps our financial position and performance without the effects of certain transactions, it is of limited usefulness as an analytical tool.  Therefore, the economic value of our investment strategy should not be viewed in isolation and is not a substitute for total stockholders’ equity, economic interest expense and economic net interest income computed in accordance with GAAP.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with GAAP, which require us to make estimates and assumptions (see Note 1 to the consolidated financial statements). We believe that of our significant accounting policies, the following involve a higher degree of judgment and complexity:

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

Over the past several years, several large European financial institutions have experienced financial difficulty and have been either rescued by government assistance or by other large European banks or institutions.  Some of these financial institutions or their U.S. subsidiaries have provided us financing under repurchase agreements or we have entered into interest rate swaps with such institutions.  We have entered into repurchase agreements and/or interest rate swaps with 12 financial institution counterparties that are either domiciled in Europe or a U.S.-based subsidiary of a European domiciled financial institution.  The following table summarizes our exposure to such counterparties at December 31, 2012.

Country	Number of Counterparties	Repurchase Agreement Financing	Interest Rate Swaps at Fair Value	Exposure(1)	Exposure as a Percentage of Total Assets
(dollars in thousands)

France	4	$4,425,895	$(187,071)	$240,101	0.18%
Germany	1	2,688,716	(366,386)	217,680	0.16%
Netherlands	2	4,319,218	(33,500)	274,867	0.21%
Scotland	1	1,382,453	-	88,858	0.07%
Switzerland	2	5,281,563	(397,094)	426,303	0.32%
England	2	12,397,882	(127,469)	617,024	0.46%
Total	12	$30,495,727	$(1,111,520)	$1,864,833	1.40%
(1)	Represents the amount of cash and/or securities pledged as collateral to each counterparty less the aggregate of repurchase agreement financing and unrealized loss on swaps for each counterparty.

At December 31, 2012, we did not use credit default swaps or other forms of credit protection to hedge the exposures summarized in the table above.

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

Results of Operations:

Net Income Summary

For the year ended December 31, 2012 our net income was $1.7 billion or $1.74 per average common share, as compared to net income of $344.5 million or $0.37 per average common share for the year ended December 31, 2011 and net income of $1.3 billion or $2.12 per average common share for the year ended December 31, 2010.  Net income per average share increased by $1.37 per average common share and the total net income increased $1.4 billion for the year ended December 31, 2012, when compared to the year ended December 31, 2011.  We attribute the majority of the increase in net income for the year ended December 31, 2012 from the year ended December 31, 2011 to the unrealized losses on interest rate swaps of $32.2 million for the year ended December 31, 2012, as compared to an unrealized loss on interest rate swaps of $1.8 billion for the year ended December 31, 2011.

Net income per average share decreased by $1.75 per average share available to common shareholders and total net income decreased $922.8 million for the year ended December 31, 2011, when compared to the year ended December 31, 2010.  We attribute the decrease in total net income for the year ended December 31, 2011 from the year ended December 31, 2010 to the unrealized losses on interest rate swaps of $1.8 billion for the year ended December 31, 2011, compared to an unrealized loss on interest rate swaps of $318.8 million for the year ended December 31, 2010.

Net Income Summary
(dollars in thousands, except for per share data)

	For the Years Ended December 31,
	2012	2011	2010
Interest income:
Investments	$3,232,020	$3,558,015	$2,676,307
U.S. Treasury Securities	17,222	14,706	2,830
Securities loaned	9,903	6,897	3,997
Total interest income	3,259,145	3,579,618	2,683,134
Interest expense:
Repurchase agreements	577,243	426,769	397,971
Convertible Senior Notes	67,221	35,017	24,228
U.S. Treasury Securities sold, not yet purchased	15,114	13,081	2,649
Securities borrowed	7,594	5,459	3,377
Total interest expense	667,172	480,326	428,225

Net interest income	2,591,973	3,099,292	2,254,909

Other income (loss):
Investment advisory and other fee income	82,663	79,205	58,073
Net gains (losses) on disposal of investments	432,139	206,846	181,791
Net loss on extinguishment of 4% Convertible Senior Notes	(162,340)	-	-
Dividend income from affiliates	28,336	31,516	31,038
Net gains (losses) on trading assets	22,910	21,398	(2,351)
Net unrealized gain (losses) on Agency interest-only mortgage-backed securities	(59,937)	(106,657)	-
Income from underwriting	-	5,618	2,095
Subtotal	343,771	237,926	270,646
Realized gains (losses) on interest rate swaps(1)	(893,769)	(882,395)	(735,107)
Realized gains (losses) on termination of interest rate swaps	(2,385)	-	-
Unrealized gains (losses) on interest rate swaps	(32,219)	(1,815,107)	(318,832)
Subtotal	(928,373)	(2,697,502)	(1,053,939)
Total other income (loss)	(584,602)	(2,459,576)	(783,293)

Expenses:
Distribution fees	-	-	360
Compensation expense	190,702	206,251	146,958
Other general and administrative expenses	44,857	31,093	24,529
Total expenses	235,559	237,344	171,847

Income (loss) before income taxes and income from equity method investment in affiliate	1,771,812	402,372	1,299,769

Income taxes	(35,912)	(59,051)	(35,434)

Income (loss) from equity method investment in affiliate	-	1,140	2,945

Net income (loss)	1,735,900	344,461	1,267,280

Dividends on preferred stock	39,530	16,854	18,033

Net income (loss) available (related) to common shareholders	$1,696,370	$327,607	$1,249,247

Net income (loss) per share available (related) to common shareholders:
Basic	$1.74	$0.37	$2.12
Diluted	$1.71	$0.37	$2.04

Weighted average number of common shares outstanding:
Basic	972,902,459	874,212,039	588,192,659
Diluted	1,005,755,057	874,518,938	625,307,174

Average total assets	$126,649,002	$101,054,583	$76,242,938
Average equity	$16,206,642	$13,700,771	$9,701,233

Return on average total assets	1.37%	0.34%	1.66%
Return on average equity	10.71%	2.51%	13.06%

(1)	Interest expense related to the Company’s interest rate swaps is recorded in realized gains (losses) on interest rate swaps on the Consolidated Statements of Comprehensive Income

Interest Income and Average Earning Asset Yield

Our interest income for the years ended December 31, 2012, 2011, and 2010 was $3.3 billion, $3.6 billion and $2.7 billion, respectively.  We had average interest earning assets of $116.4 billion, $96.7 billion and $67.0 billion, and the yield on our average interest earning assets was 2.80%, 3.70%, and 4.01% for the years ended December 31, 2012, 2011 and 2010, respectively.  Even though our average interest earning assets increased for the year ended December 31, 2012 by $19.7 billion when compared to the year ended December 31, 2011, interest income decreased by $320.5 million, due to the decline in yield on interest earning assets of 0.90%.

 Interest income increased by $896.5 million for the year ended December 31, 2011, as compared to the year ended December 31, 2010, due to the increase in interest earning assets during the year 2011.  Average interest-earning assets increased by $29.7 billion over the year in 2011 as compared to 2010.

Economic Interest Expense and the Cost of Interest-Bearing Liabilities

Our largest expense is the cost of interest-bearing liabilities and net interest payments on interest rate swaps.  We had average interest-bearing liabilities of $103.4 billion and total economic interest expense of $1.6 billion, which includes $893.8 million in interest expense on interest rate swaps, for the year ended December 31, 2012. We had average interest-bearing liabilities of $84.6 billion and total economic interest expense of $1.4 billion, which includes $882.4 million in interest expense on interest rate swaps, for the year ended December 31, 2011. We had average interest-bearing liabilities of $60.2 billion and total economic interest expense of $1.2 billion, which includes $735.1 million in interest expense on interest rate swaps, for the year ended December 31, 2010. Our average cost of interest-bearing liabilities was 1.51%, 1.61%, 1.93%, including interest expense on interest rate swaps, for the years ended December 31, 2012, 2011, and 2010, respectively.  Economic interest expense, including interest expense on interest rate swaps, for the year ended December 31, 2012 increased by $198.2 million when compared to the year ended December 31, 2011, due to the increase in interest-bearing liabilities and the increase in notional amount on interest rate swaps.   The cost of interest-bearing liabilities decreased by 10 basis points and the average interest-bearing liabilities increased by $18.8 billion for the year ended December 31, 2012, when compared to the year ended December 31, 2011.

Economic interest expense, including interest expense on interest rate swaps, for the year ended December 31, 2011 increased by $199.4 million when compared to the year ended December 31, 2010, due to the increase in interest-bearing liabilities and the increase in notional amount on interest rate swaps.   The cost of interest-bearing liabilities rate decreased by 32 basis points and the average interest-bearing liabilities increased by $24.4 billion for the year ended December 31, 2011 when compared to the year ended December 31, 2010.

The table below shows our average interest-bearing liabilities and average cost of interest-bearing liabilities as compared to average one-month and average six-month LIBOR for the years ended December 31, 2012, 2011, 2010, 2009, and 2008 and the four quarters in 2012.

Average Cost of Interest-Bearing Liabilities
(Quarterly ratios have been annualized, dollars in thousands)

	Average Interest- Bearing Liabilities	Interest- Bearing Liabilities at Period End	Economic Interest Expense(1)	Average Cost of Interest- Bearing Liabilities	Average One- Month LIBOR	Average Six- Month LIBOR	Average One-Month LIBOR Relative to Average Six-Month LIBOR	Average Cost of Interest- Bearing Liabilities Relative to Average One- Month LIBOR	Average Cost of Interest Bearing Liabilities Relative to Average Six-Month LIBOR
For the Year Ended December 31, 2012	$103,362,717	$105,914,990	$1,560,941	1.51%	0.24%	0.69%	(0.45%)	1.27%	0.82%
For the Year Ended December 31, 2011	$84,595,933	$86,269,611	$1,362,721	1.61%	0.23%	0.51%	(0.28%)	1.38%	1.10%
For the Year Ended December 31, 2010	$60,242,842	$67,260,840	$1,163,332	1.93%	0.27%	0.52%	(0.25%)	1.66%	1.41%
For the Year Ended December 31, 2009	$52,361,607	$54,627,186	$1,295,762	2.47%	0.33%	1.11%	(0.78%)	2.14%	1.36%
For the Year Ended December 31, 2008	$50,270,226	$46,674,885	$1,888,912	3.76%	2.68%	3.06%	(0.38%)	1.08%	0.70%
For the Quarter Ended December 31, 2012	$110,257,173	$105,914,990	$413,646	1.50%	0.21%	0.54%	(0.33%)	1.29%	0.96%
For the Quarter Ended September 30, 2012	$106,973,056	$104,700,613	$406,165	1.52%	0.24%	0.71%	(0.47%)	1.28%	0.81%
For the Quarter Ended June 30, 2012	$103,668,465	$101,004,741	$388,445	1.50%	0.24%	0.73%	(0.49%)	1.26%	0.77%
For the Quarter Ended March 31, 2012	$92,552,175	$95,700,039	$352,685	1.52%	0.26%	0.76%	(0.50%)	1.26%	0.76%

(1)	Economic interest expense includes interest expense on interest rate swaps.

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

Economic Net Interest Income

Our economic net interest income, including interest expense on interest rate swaps, totaled $1.7 billion, $2.2 billion and $1.5 billion for the years ended December 31, 2012, 2011 and 2010, respectively.  Even though our average interest-earning assets increased from during the year ended December 31, 2012, as compared to the year ended December 31, 2011, by $19.7 billion, economic net interest income declined.  The decline was due to reduced economic interest rate spread.  Our economic net interest rate spread for the year ended December 31, 2012 was 1.29% or 0.80% less than the interest rate spread for the year ended December 31, 2011 of 2.09%.

Our economic net interest income increased by $697.1 million for the year ended December 31, 2011, as compared to the year ended December 31, 2010 because of the increase in average interest-earnings assets, as a result of raising $5.4 billion in additional capital in 2011.  Our economic net interest rate spread for the year ended December 31, 2011 was 2.09%, or 1 basis point more than the interest rate spread for the year ended December 31, 2010 of 2.08%.

The table below shows our economic interest income by average interest earning assets held, total interest income, yield on average interest earning assets, average balance of repurchase agreements, interest expense, average cost of funds, net interest income, and net interest rate spread for the years ended December 31, 2012, 2011, 2010, 2009, and 2008 and the four quarters in 2012.

Economic Net Interest Income
(Quarterly ratios have been annualized, dollars in thousands)

	Average Interest Earning Assets	Total Interest Income	Yield on Average Interest Earning Assets	Average Interest- Bearing Liabilities	Economic Interest Expense(1)	Average Cost of Interest- Bearing Liabilities	Economic Net Interest Income(1)	Net Interest Rate Spread
For the Year Ended December 31, 2012	$116,356,100	$3,259,145	2.80%	$103,362,717	$1,560,941	1.51%	$1,698,204	1.29%
For the Year Ended December 31, 2011	$96,675,016	$3,579,618	3.70%	$84,595,933	$1,362,721	1.61%	$2,216,897	2.09%
For the Year Ended December 31, 2010	$66,981,887	$2,683,134	4.01%	$60,242,842	$1,163,332	1.93%	$1,519,802	2.08%
For the Year Ended December 31, 2009	$58,554,200	$2,922,602	4.99%	$52,361,607	$1,295,762	2.47%	$1,626,840	2.52%
For the Year Ended December 31, 2008	$55,962,519	$3,115,428	5.57%	$50,270,226	$1,888,912	3.76%	$1,226,516	1.81%
For the Quarter Ended December 31, 2012	$123,378,860	$756,661	2.45%	$110,257,173	$413,646	1.50%	$343,015	0.95%
For the Quarter Ended September 30, 2012	$119,880,120	$761,265	2.54%	$106,973,056	$406,165	1.52%	$355,100	1.02%
For the Quarter Ended June 30, 2012	$116,458,864	$886,324	3.04%	$103,668,465	$388,445	1.50%	$497,879	1.54%
For the Quarter Ended March 31, 2012	$105,706,554	$854,895	3.23%	$92,552,175	$352,685	1.52%	$502,210	1.71%

(1)	Economic interest expense and economic net interest income include interest expense on interest rate swaps.

Investment Advisory and Other Fee Income

FIDAC and Merganser are registered investment advisors specializing in managing fixed income securities.  Net investment advisory and fees for the years ended December 31, 2012, 2011, and 2010 totaled $82.7 million, $79.2 million, and $57.7 million, respectively, net of fees paid to third parties pursuant to distribution service agreements for facilitating and promoting distribution of shares or units to FIDAC’s  and Merganser’s clients.

Gains and Losses on Disposal of Investments

For the years ended December 31, 2012, 2011, and 2010, we disposed of investments with a carrying value of $32.3 billion, $20.1 billion, and $10.6 billion for an aggregate net gain of $439.7 million, $206.8 million, and $181.8 million, respectively.  We do not expect to sell assets on a frequent basis, but may from time to time sell existing assets to acquire new assets, which our management believes might have higher risk-adjusted returns, or to manage our balance sheet as part of our asset/liability management strategy.

Dividend Income from Available-For-Sale Equity Securities

Dividend income from our investments in Chimera Investment Corporation and CreXus Investment Corp., which are managed pursuant to management contracts by our wholly owned subsidiary FIDAC, totaled $28.3 million, $31.5 million, and $31.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.

General and Administrative Expenses

General and administrative (or G&A) expenses were $235.6 million, $237.3 million, and $171.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.  G&A expenses as a percentage of average total assets were 0.19%, 0.23%, and 0.22% for the years ended December 31, 2012, 2011, and 2010, respectively.  The increase in G&A expenses of $65.8 million for the year December 31, 2011 when compared to the year ended December 31, 2010 was primarily the result of increased compensation costs related to us and our subsidiaries. Staff increased from 114 at the end of 2010 to 147 at the end of 2011.

The table below shows our total G&A expenses as compared to average total assets and average equity for the periods presented.

G&A Expenses and Operating Expense Ratios
(ratios for the quarters have been annualized, dollars in thousands)

	Total G&A Expenses	Total G&A Expenses/Average Assets	Total G&A Expenses/Average Equity
For the Year Ended December 31, 2012	$235,559	0.19%	1.45%
For the Year Ended December 31, 2011	$237,344	0.23%	1.73%
For the Year Ended December 31, 2010	$171,487	0.22%	1.76%
For the Year Ended December 31, 2009	$130,152	0.20%	1.51%
For the Year Ended December 31, 2008	$103,622	0.18%	1.55%
For the Quarter Ended December 31, 2012	$40,084	0.12%	0.97%
For the Quarter Ended September 30, 2012	$63,004	0.19%	1.51%
For the Quarter Ended June 30, 2012	$64,556	0.21%	1.60%
For the Quarter Ended March 31, 2012	$67,915	0.24%	1.71%

Net Income and Return on Average Equity

Our net income was $1.7 billion, $344.5 million and $1.3 billion for the years ended December 31, 2012, 2011 and 2010, respectively.  Our return on average equity was 10.71%, 2.51% and 13.06% for the respective years.  Net income increased by $1.4 billion for the year ended December 31, 2012, as compared to the year ended December 31, 2011, the majority of the increase was due to the unrealized loss on interest rate swaps of $32.2 million for the year ended December 31, 2012, as compared to an unrealized loss on interest rate swaps of $1.8 billion for the year ended December 31, 2011.  The reduction in the unrealized loss on interest rate swaps was partially offset by the decline in economic net interest income of $518.7 million and the net loss on extinguishment of 4% Convertible Senior Notes of  $162.3 million.

We attribute the decrease in total net income for the year ended December 31, 2011 from the year ended December 31, 2010 primarily due the unrealized loss on interest rate swaps of $1.8 billion, as compared to the unrealized loss on interest rate swaps of $318.8 million for the year ended December 31, 2010.

The table below shows the components of our return on average equity for the periods presented.

Components of Return on Average Equity
(Ratios for the quarters have been annualized)

	Economic Net Interest Income/ Average Equity(1)	Net Investment Advisory and Service Fees/Average Equity	Realized and Unrealized Gains and Losses/Average Equity	Dividend Income from Available-for- Sale Equity Securities/ Average Equity	Income from Under-writing/ Average Equity	Income from Equity Investment Method/ Average Equity	G&A Expenses/ Average Equity	Income Taxes/ Average Equity	Return on Average Equity
For the Year Ended December 31, 2012	10.48%	0.51%	1.22%	0.17%	-	-	(1.45%)	(0.22%)	10.71%
For the Year Ended December 31, 2011	16.18%	0.58%	(12.36%)	0.23%	0.04%	0.00%	(1.73%)	(0.43%)	2.51%
For the Year Ended December 31, 2010	15.67%	0.59%	(1.44%)	0.32%	0.02%	0.03%	(1.76%)	(0.37%)	13.06%
For the Year Ended December 31, 2009	18.82%	0.55%	5.03%	0.20%	-	-	(1.51%)	(0.40%)	22.69%
For the Year Ended December 31, 2008	18.36%	0.39%	(11.67%)	0.04%	-	-	(1.55%)	(0.39%)	5.18%
For the Quarter Ended December 31, 2012	8.31%	0.46%	8.85%	0.17%	-	-	(0.97%)	0.15%	16.97%
For the Quarter Ended September 30, 2012	8.51%	0.50%	(1.95%)	0.17%	-	-	(1.51%)	(0.33%)	5.39%
For the Quarter Ended June 30, 2012	12.37%	0.54%	(13.44%)	0.16%	-	-	(1.60%)	(0.29%)	(2.26%)
For the Quarter Ended March 31, 2012	12.66%	0.52%	11.49%	0.19%	-	-	(1.71%)	(0.42%)	22.73%

(1)	Economic net interest income includes interest expense on interest rate swaps.

Financial Condition

Investment Securities

Substantially all of our Agency mortgage-backed securities at December 31, 2012, 2011, and 2010 were mortgage-backed securities backed by single-family mortgage loans.  Substantially all of the mortgage assets underlying our Agency mortgage-backed securities were secured with a first lien position on the underlying single-family properties.  Substantially all of our mortgage-backed securities were Freddie Mac, Fannie Mae or Ginnie Mae pass-through certificates or CMOs, which carry an actual or implied “AAA” rating.   We carry all of our Agency mortgage-backed securities at fair value.

We accrete discount balances as an increase in interest income over the expected life of the related interest earning assets and we amortize premium balances as a decrease in interest income over the expected life of on the related interest earning assets.  At December 31, 2012, 2011, and 2010 we had on our balance sheet a total of $27.4 million, $27.3 million and $35.6 million, respectively, of unamortized discount (which is the difference between the remaining principal value and current historical amortized cost of our Investment Securities acquired at a price below principal value) and a total of $5.9 billion, $3.4 billion and $2.3 billion, respectively, of unamortized premium (which is the difference between the remaining principal value and the current historical amortized cost of our Investment Securities acquired at a price above principal value).

We received mortgage principal repayments of $35.1 billion, $23.6 billion and $29.0 billion for the years ended December 31, 2012, 2011 and 2010, respectively.  The average prepayment speed for the year ended December 31, 2012, 2011 and 2010 was 19%, 17%, and 27%, respectively.  Given our current portfolio composition, if mortgage principal prepayment rates were to increase over the life of our mortgage-backed securities, all other factors being equal, our net interest income would decrease during the life of these mortgage-backed securities as we would be required to amortize our net premium balance into income over a shorter time period.  Similarly, if mortgage principal prepayment rates were to decrease over the life of our mortgage-backed securities, all other factors being equal, our net interest income would increase during the life of these mortgage-backed securities as we would amortize our net premium balance over a longer time period.

The table below summarizes certain characteristics of our Agency mortgage-backed securities, Agency debentures and corporate debt as of the dates presented.

Agency Mortgage-Backed Securities, Agency Debentures and Corporate Debt
 (dollars in thousands)
	Principal Amount	Net Premium	Amortized Cost	Amortized Cost/Principal Amount	Carrying Value	Carrying Value/Principal Amount	Weighted Average Yield
At December 31, 2012	$118,291,085	$5,828,840	$124,119,925	104.93%	$127,036,719	107.39%	2.75%
At December 31, 2011	$98,904,501	$3,333,416	$102,237,917	103.37%	$105,192,708	106.35%	3.22%
At December 31, 2010	$76,129,522	$2,307,839	$78,437,361	103.03%	$79,570,274	104.52%	3.88%
At December 31, 2009	$62,508,927	$1,247,717	$63,756,644	102.00%	$65,721,477	105.14%	4.51%
At December 31, 2008	$54,508,672	$555,043	$55,063,715	101.02%	$55,645,940	102.09%	5.15%
At September 30, 2012	$123,176,544	$5,448,108	$128,624,652	104.42%	$132,598,180	107.65%	2.79%
At June 30, 2012	$111,975,194	$4,463,950	$116,439,144	103.99%	$119,811,793	107.00%	3.17%
At March 31, 2012	$105,296,991	$3,815,555	$109,112,546	103.62%	$111,841,645	106.22%	3.21%

The tables below summarize certain characteristics of our Agency mortgage-backed securities, Agency debentures and corporate debt at December 31, 2012, 2011, 2010, 2009, and 2008 and September 30, 2012, June 30, 2012, and March 31, 2012.  The index level for adjustable-rate Agency mortgage-backed securities, Agency debentures and corporate debt is the weighted average rate of the various short-term interest rate indices, which determine the coupon rate.

Adjustable-Rate Mortgage-Backed Securities, Agency Debentures and Corporate Debt
Characteristics
(dollars in thousands)
	Principal Amount	Weighted Average Coupon Rate	Weighted Average Term to Next Adjustment	Weighted Average Lifetime Cap	Weighted Average Asset Yield	Principal Amount at Period End as % of Total Interest- Earning Assets
At December 31, 2012	$8,363,385	3.29%	35 months	8.21%	2.59%	7.07%
At December 31, 2011	$9,268,113	3.88%	41 months	9.64%	2.79%	9.37%
At December 31, 2010	$11,011,839	4.28%	39 months	10.16%	3.04%	14.46%
At December 31, 2009	$16,196,473	4.55%	33 months	10.09%	3.23%	25.91%
At December 31, 2008	$19,540,152	4.75%	36 months	10.00%	3.93%	35.85%
At September 30, 2012	$9,285,709	3.28%	39 months	8.39%	2.59%	7.54%
At June 30, 2012	$8,648,932	3.67%	38 months	9.42%	2.80%	7.72%
At March 31, 2012	$9,104,082	3.72%	38 months	8.80%	2.78%	8.65%

Fixed-Rate Agency Mortgage-Backed Securities, Agency Debentures and Corporate Debt Characteristics
 (dollars in thousands)
	Principal Amount	Weighted Average Coupon Rate	Weighted Average Asset Yield	Principal Amount at Period End as % of Total Investment Securities
At December 31, 2012	$109,927,700	4.04%	2.76%	92.93%
At December 31, 2011	$89,636,388	4.71%	3.07%	90.63%
At December 31, 2010	$65,117,683	4.92%	4.00%	85.54%
At December 31, 2009	$46,312,455	5.78%	4.95%	74.09%
At December 31, 2008	$34,968,520	6.13%	5.84%	64.15%
At September 30, 2012	$113,890,835	4.17%	2.80%	92.46%
At June 30, 2012	$103,326,262	4.52%	3.20%	92.28%
At March 31, 2012	$96,192,909	4.63%	3.25%	91.35%

At December 31, 2012 and 2011, we held Agency mortgage-backed securities, Agency debentures and corporate debt with coupons linked to various indices.  The following tables detail the portfolio characteristics by index.

Adjustable-Rate Agency Mortgage-Backed Securities, Agency Debentures and Corporate Debt by Index
December 31, 2012

	One- Month Libor	Six- Month Libor	Twelve Month Libor	12-Month Moving Average	11th District Cost of Funds	1-Year Treasury Index	Other Indexes(1)
Weighted Average Term to Next Adjustment	1 mo.	5 mo.	42 mo.	3 mo.	3 mo.	23 mo.	40 mo.
Weighted Average Annual Period Cap	0.82%	1.70%	2.00%	0.00%	0.17%	1.89%	0.00%
Weighted Average Lifetime Cap at December 31, 2012	6.10%	11.15%	9.85%	9.44%	10.71%	11.34%	4.82%
Investment Principal Value as Percentage of Investment Securities at December 31, 2012	0.10%	0.30%	3.71%	0.21%	0.20%	0.25%	2.30%

(1)	Combination of indices that account for less than 0.05% of total or adjust over time, without a reset index.

Adjustable-Rate Agency Mortgage-Backed Securities, Agency Debentures and Corporate Debt by Index
December 31, 2011

	One- Month Libor	Six- Month Libor	Twelve Month Libor	12-Month Moving Average	11th District Cost of Funds	1-Year Treasury Index	Other Indexes(1)
Weighted Average Term to Next Adjustment	1 mo.	7 mo.	52 mo.	4 mo.	4 mo.	31 mo.	31 mo.
Weighted Average Annual Period Cap	6.25%	1.63%	2.00%	0.03%	0.20%	1.88%	0.61%
Weighted Average Lifetime Cap at December 31, 2011	6.84%	11.10%	9.93%	9.46%	10.66%	10.35%	6.87%
Investment Principal Value as Percentage of Investment Securities at December 31, 2011	0.39%	0.44%	6.55%	0.35%	0.30%	0.57%	0.77%

(1)	Combination of indices that account for less than 0.05% of total or adjust over time, without a reset index.

Borrowings

As of December 31, 2012 and 2011, 99% and 97%, respectively, of our debt consisted of borrowings collateralized by a pledge of our Investment Securities.  These borrowings appear on our Consolidated Statement of Financial Condition as repurchase agreements.  All of our Agency mortgage-backed securities and debentures are currently accepted as collateral for these borrowings.  However, we limit our borrowings, and thus our potential asset growth, in order to maintain unused borrowing capacity and thus increase the liquidity and strength of our balance sheet. For the year ended December 31, 2012, the term to maturity of our borrowings ranged from one day to 7 years.  Additionally, we have entered into borrowings giving the counterparty the right to call the balance prior to maturity.  At December 31, 2012 and December 31, 2011, the weighted average cost of funds for all of our borrowings was 1.55% and 1.60%, respectively, including the effect of the interest rate swaps, 4% Convertible Senior Notes due 2015 and 5% Convertible Senior Notes due 2015 (collectively, the “Convertible Senior Notes”), and the weighted average maturity was 197 days and 110 days, respectively.

The Company did not have an amount at risk greater than 10% of the equity of the Company with any counterparty as of December 31, 2012 or December 31, 2011.

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

Under our repurchase agreements, we may be required to pledge additional assets to our repurchase agreement counterparties (i.e., lenders) in the event the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral (a margin call), which may take the form of additional securities or cash.  Similarly, if the estimated fair value of interest earning assets increases due to changes in market interest rates or market factors, lenders may release collateral back to us.  Specifically, margin calls result from a decline in the value of our Agency mortgage-backed securities securing our repurchase agreements, prepayments on the mortgages securing such Agency mortgage-backed securities. Changes in the fair value or changes in market interest rates and other market factors may result in a margin call.  Our repurchase agreements generally provide that the valuations for the Agency mortgage-backed securities securing our repurchase agreements are to be obtained from a generally recognized source agreed to by the parties.  However, in certain circumstances and under certain of our repurchase agreements our lenders have the sole discretion to determine the value of the Agency mortgage-backed securities securing our repurchase agreements.  In instances where we have agreed to permit our lenders to make a determination of the value of the Agency mortgage-backed securities securing our repurchase agreements, such lenders are required to act in good faith in making such valuation determinations and in certain of these instances are also required to act reasonably in this determination.  Our repurchase agreements generally provide that in the event of a margin call we must provide additional securities or cash on the same business day that a margin call is made, if the lender provides us notice prior to the margin notice deadline on such day.  Through December 31, 2012, we did not have any margin calls on our repurchase agreements that we were not able to satisfy with either cash or additional pledged collateral.  However, should prepayment speeds on the mortgages underlying our Agency mortgage-backed securities and/or market interest rates suddenly increase, margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.

At December 31, 2012, we had total pledged collateral for repurchase agreements and interest rate swaps of $109.2 billion.  The weighted average haircut was approximately 5% on repurchase agreements.  The excess capital cushion totaled approximately $9.9 billion.  The quality and character of the Agency mortgage-backed securities that we pledge as collateral under the repurchase agreements and interest rate swaps did not materially change in the quarter and year ended December 31, 2012, compared to quarter and year ended December 31, 2011, and our counterparties did not materially alter any requirements, including required haircuts, related to the collateral we pledge under repurchase agreements and interest rate swaps during the quarter and year ended December 31, 2012.

The following table summarizes the effect on our liquidity and cash flows from contractual obligations for repurchase agreements, interest expense on repurchase agreements and Convertible Senior Notes, the non-cancelable office lease and employment agreements as of December 31, 2012.  The table does not include the effect of net interest rate payments under our interest rate swap agreements.  The net swap payments will fluctuate based on monthly changes in the receive rate.  As of December 31, 2012, the interest rate swaps had a net negative fair value of $2.6 billion.

Contractual Obligations
(dollars in thousands)

	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
Repurchase agreements	$91,403,200	$3,752,497	$7,530,000	$100,000	$102,785,697
Interest expense on repurchase agreements, based on rates at December 31, 2012	297,597	374,658	164,709	3,863	840,827
Convertible Senior Notes	-	857,541	-	-	857,541
Interest Expense on Convertible Senior Notes	41,802	56,402	-	-	98,204
Long-term operating lease obligations	2,632	2,899	40	-	5,571
Employment contracts	9,767	-	-	-	9,767
Total	$91,754,998	$5,043,997	$7,694,749	$103,863	104,597,607

In the coming periods, we expect to continue to finance our activities in a manner that is consistent with our current operations via repurchase agreements.  During the years ended December 31, 2012 and 2011, we received $35.1 billion and $23.6 billion from principal repayments, and used leverage on our Agency mortgage-backed securities which provided $12.2 billion and $19.6 billion in cash, respectively.  In addition, we may from time to time sell securities as a source of cash to fund new purchases.

Stockholders’ Equity

During the year ended December 31, 2012, 603,000 options were exercised for an aggregate exercise price of $8.4 million.  During the year ended December 31, 2011, 679,000 options were exercised for an aggregate exercise price $9.0 million, respectively.

During the year ended December 31, 2012, 1.3 million shares of Series B Preferred Stock were converted into 4.0 million shares of common stock. During the year ended December 31, 2011, 320,000 shares of Series B Preferred Stock were converted into 906,000 shares of common stock.

During the year ended December 31, 2012, we raised $2.8 million, by issuing 170,000 shares, through the Direct Purchase and Dividend Reinvestment Program. During the year ended December 31, 2011, we raised $455.5 million by issuing 26.2 million shares through the Direct Purchase and Dividend Reinvestment Program, respectively.

On March 19, 2012, we entered into six separate Distribution Agency Agreements, or Distribution Agency Agreements, with each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse Securities (USA) LLC, Goldman, Sachs & Co., J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC and RCap Securities, Inc. (together, the Agents).  Pursuant to the terms of the Distribution Agency Agreements, we may sell from time to time through the Agents, as our sales agents, up to 125,000,000 shares of our common stock.  We did not make any sales under the Distribution Agency Agreements during the year ended December 31, 2012.

On October 16, 2012, we announced that our Board of Directors authorized the repurchase of up to $1.5 billion of our outstanding common shares over a 12 month period.  All common shares purchased were part of a publicly announced plan in open-market transactions.  During the year ended December 31, 2012, we repurchased approximately 27.8 million shares of our outstanding common stock for $397.1 million, of which $141.1 million had not settled at December 31, 2012.

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

On July 11, 2011, we entered into an agreement pursuant to which we sold 138,000,000 shares of our common stock for net proceeds following expenses of approximately $2.4 billion. This transaction settled on July 15, 2011.

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

The table below shows unrealized gains and losses reflected in the Consolidated Statement of Comprehensive Income.

Unrealized Gains and Losses
 (dollars in thousands)

	2012	2011	2010
Unrealized gain	$3,092,778	$3,091,152	$1,764,182
Unrealized loss	(39,536)	(82,164)	(599,540)
Net unrealized gain (loss)	$3,053,242	$3,008,988	$1,164,642

Unrealized changes in the estimated net fair value of available-for-sale investments may have a direct effect on our potential earnings and dividends: positive changes will increase our equity base and allow us to increase our borrowing capacity while negative changes tend to limit borrowing capacity under our capital investment policy.  A very large negative change in the net fair value of our available-for-sale investments securities might impair our liquidity position, requiring us to sell assets with the likely result of realized losses upon sale.

Leverage

Our debt-to-equity ratio at December 31, 2012, 2011 and 2010 was 6.5:1, 5.4:1 and 6.7:1, respectively.  We generally expect to maintain a ratio of debt-to-equity of less than 12:1.  The ratio varies from time to time based upon various factors, including our management’s opinion of the level of risk of our assets and liabilities, our liquidity position, our level of unused borrowing capacity, the availability of credit, over-collateralization levels required by lenders when we pledge assets to secure borrowings and our assessment of domestic and international market conditions.  Our debt-to-equity ratios have been below our historical average ratios since the credit crisis of 2008.  We believe that it is prudent to maintain our existing debt-to-equity ratio because there continues to be volatility in the mortgage and credit markets primarily driven by the uncertainty in Europe and U.S. capital markets.

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

Asset/Liability Management and Effect of Changes in Interest Rates

We regularly review our asset/liability management strategy with respect to interest rate risk, mortgage prepayment risk, credit risk and the related issues of capital adequacy and liquidity.  Our goal is to provide attractive risk-adjusted stockholder returns while maintaining what we believe is a strong balance sheet.

We seek to manage the extent to which our net income changes as a function of changes in interest rates by matching adjustable-rate assets with variable-rate borrowings.  In addition, we have attempted to mitigate the potential impact on net income of periodic and lifetime coupon adjustment restrictions in our portfolio of Agency mortgage-backed securities and Agency debentures by entering into interest rate swaps.  At December 31, 2012, we had entered into swap agreements with a total notional amount of $46.9 billion.  We agreed to pay a weighted average pay rate of 2.21% and receive a floating rate based on one month LIBOR.  At December 31, 2011, we had entered into swap agreements with a total notional amount of $40.1 billion.  We agreed to pay a weighted average pay rate of 2.55% and receive a floating rate based on one month LIBOR.  The weighted average pay rate declined by 0.34% from December 31, 2011 to December 31, 2012.  The decline was the direct result of interest rate swaps maturing or terminated with higher pay rates being replaced with interest rate swaps with lower pay rates.  We believe that for the immediately foreseeable periods, our weighted average pay rate will continue to decline as a result of interest rate swaps with higher pay rates maturing or being terminated and the replacement of such swaps with interest rate swaps with lower pay rates.  We may enter into similar derivative transactions in the future by entering into interest rate collars, caps or floors or purchasing interest only securities.  Changes in interest rates may also affect the rate of mortgage principal prepayments and, as a result, prepayments on mortgage-backed securities.  We seek to mitigate the effect of changes in the mortgage principal repayment rate by balancing assets we purchase at a premium with assets we purchase at a discount.  To date, the aggregate premium exceeds the aggregate discount on our mortgage-backed securities.  As a result, prepayments, which result in the amortization of unamortized premiums, will reduce our net income compared to what net income would be absent such prepayments.

  The following table summarizes certain characteristics of our interest rate swaps as of December 31, 2012:

Maturity of Interest Rate Swaps
(dollars in thousands)

Maturity	Current Notional	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
0 - 3 years	$18,165,800	2.23%	0.24%	1.80
3 - 6 years	19,609,500	1.84%	0.23%	3.74
6 - 10 years	5,300,000	2.66%	0.25%	7.76
Greater than 10 years	3,836,500	3.45%	0.24%	19.90
Total / Weighted Average	$46,911,800	2.21%	0.24%	4.77

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

Capital Resources

At December 31, 2012, we had no material commitments for capital expenditures.

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

Other Matters

We calculate that at least 75% of our assets were qualified REIT assets, as defined in the Code for the years ended December 31, 2012 and 2011.   We also calculate that our revenue qualifies for the 75% source of income test and for the 95% source of income test rules for the years ended December 31, 2012, 2011 and 2010 and for each quarter therein.  Consequently, we met the REIT income and asset tests. We also met all REIT requirements regarding the ownership of our common stock and the distribution of our net income.  Therefore, for the years ended December 31, 2012, 2011 and 2010, we believe that we qualified as a REIT under the Code.

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

On August 31, 2011, the SEC issued a concept release titled “Companies Engaged in the Business of Acquiring Mortgages and Mortgage-Related Instruments” (SEC Release No. IC-29778).  Under the concept release, the SEC is reviewing interpretive issues related to the Section 3(c)(5)(C) exemption.  Among other things, the SEC specifically requested comments on whether it should revisit whether Agency Whole Pool Certificates may be treated as Qualifying Real Estate Assets and whether entities, such as us, whose primary business consists of investing in Agency Whole Pool Certificates are the type of entities that Congress intended to be encompassed by the exclusion provided by Section 3(c)(5)(C).  The potential outcomes of the SEC’s actions are unclear as is the SEC’s timetable for its review and actions.

We determined that as of December 31, 2012 and December 31, 2011, we were in compliance with the exemption from registration provided by Section 3(c)(5)(C) of the Investment Company Act as interpreted by the staff of the SEC.

As a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the U.S. Commodity Futures Trading Commission (or CFTC) gained jurisdiction over the regulation of interest rate swaps.  The CFTC has asserted that this causes the operators of mortgage real estate investment trusts that use swaps as part of their business model to fall within the statutory definition of Commodity Pool Operator (or CPO), and, absent relief from the Division or the Commission, to register as CPOs.  On December 7, 2012, as a result of numerous requests for no-action relief from the CPO registration requirement for operators of mortgage real estate investment trusts, the Division of Swap Dealer and Intermediary Oversight of the CFTC issued no-action relief entitled “No-Action Relief from the Commodity Pool Operator Registration Requirement for Commodity Pool Operators of Certain Pooled Investment Vehicles Organized as Mortgage Real Estate Investment Trusts” that permits a CPO to receive relief by filing a claim to perfect the use of the relief. A claim submitted by a CPO will be effective upon filing, so long as the claim is materially complete.  The conditions that must be met to claim the relief are that the mortgage real estate investment trust must:

●
Limit the initial margin and premiums required to establish its commodity interest positions to no more than 5 percent of the fair market value of the mortgage real estate investment trust’s total assets;

●
Limit the net income derived annually from its commodity interest positions that are not qualifying hedging transactions to less than five percent of the mortgage real estate investment trust’s gross income;

●
Ensure that interests in the mortgage real estate investment trust are not marketed to the public as or in a commodity pool or otherwise as or in a vehicle for trading in the commodity futures, commodity options, or swaps markets; and

●	Either:

o	identify itself as a “mortgage REIT” in Item G of its last U.S. income tax return on Form 1120-REIT; or

o
if it has not yet filed its first U.S. income tax return on Form 1120-REIT, but has disclosed to its shareholders that it intends to identify itself as a “mortgage REIT” in its first U.S. income tax return on Form 1120-REIT.

While we disagree that the CFTC’s position that mortgage real estate investment trusts that use swaps as part of their business model fall within the statutory definition of a CPO, we have submitted a claim for the relief set forth in the no-action relief entitled “No-Action Relief from the Commodity Pool Operator Registration Requirement for Commodity Pool Operators of Certain Pooled Investment Vehicles Organized as Mortgage Real Estate Investment Trusts” and believe we meet the criteria for such relief set forth therein.

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

Our profitability and the value of our portfolio (including interest rate swaps) may be adversely affected during any period as a result of changing interest rates.  The following table quantifies the potential changes in economic net interest income and portfolio value, should interest rates go up or down 25, 50 and 75 basis points, assuming the yield curves of the rate shocks will be parallel to each other and the current yield curve.  All changes in income and value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at December 31, 2012 and various estimates regarding prepayment and all activities are made at each level of rate shock.  Actual results could differ significantly from these estimates.

Change in Interest Rate	Projected Percentage Change in Economic Net Interest Income(1)	Projected Percentage Change in Portfolio Value, with Effect of Interest Rate Swaps

-75 Basis Points	(0.69%)	(0.12%)
-50 Basis Points	(1.64%)	(0.01%)
-25 Basis Points	(2.68%)	0.09%
Base Interest Rate	-	-
+25 Basis Points	3.27%	(0.18%)
+50 Basis Points	8.83%	(0.45%)
+75 Basis Points	13.08%	(0.81%)

(1)	Economic net interest income includes interest expense on interest rate swaps.

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

The following table sets forth the estimated maturity or repricing of our interest-earning assets and interest-bearing liabilities at December 31, 2012. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except adjustable-rate loans, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature and does include the effect of the interest rate swaps.  The interest rate sensitivity of our assets and liabilities in the table could vary substantially based on actual prepayment experience.

Within 3 Months	4-12 Months	More than 1 Year to 3 Years	3 Years and Over	Total
	(dollars in thousands)
Rate Sensitive Assets:
Cash and cash equivalents	$615,789	$-	$-	$-	$615,789
Reverse repurchase agreements	1,811,095	-	-	-	1,811,095
U.S. Treasury securities	-	-	-	752,076	752,076
Securities borrowed	2,160,942	-	-	-	2,160,942
Agency Mortgage-backed securities (principal)	642,494	2,136,177	734,399	111,706,934	115,220,004
Agency debentures (principal)	-	-	461,005	2,545,683	3,006,688
Corporate debt	64,393	-	-	-	64,393
Total Rate Sensitive Assets	5,294,713	2,136,177	1,195,404	115,004,693	123,630,987

Rate Sensitive Liabilities:
U.S. Treasury Securities sold, not yet purchased	-	-	-	495,437	495,437
Repurchase agreements, with the effect of interest rate swaps	28,989,850	15,669,640	22,167,127	35,959,080	102,785,697
Securities loaned	1,808,315	-	-	-	1,808,315
Convertible Senior Notes (principal)	-	-	857,541	-	857,541
Total Rate Sensitive Liabilities	30,798,165	15,669,640	23,024,668	36,454,517	105,946,990

Interest rate sensitivity gap	$(25,503,452)	$(13,533,463)	$(21,829,264)	$78,550,176	17,683,997

Cumulative rate sensitivity gap	$(25,503,452)	$(39,036,915)	$(60,866,179)	$17,683,997

Cumulative interest rate sensitivity gap as a percentage of total rate-sensitive assets	(21%)	(32%)	(49%)	14%

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

ITEM 8               FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and the related notes, together with the Report of Independent Registered Public Accounting Firm thereon, are set forth beginning on page F-1 of this Form 10-K.

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

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

                The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012.  In making this assessment, the Company’s management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (or COSO) in Internal Control-Integrated Framework.

                Based on management’s assessment, the Company’s management believes that, as of December 31, 2012, the Company’s internal control over financial reporting was effective based on those criteria.  The Company’s independent registered public accounting firm, Ernst and Young LLP, has issued an attestation report on the Company’s internal control over financial reporting.  Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Annaly Capital Management, Inc. and Subsidiaries

We have audited Annaly Capital Management, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Annaly Capital Management, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Annaly Capital Management, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of Annaly Capital Management, Inc. and Subsidiaries as of December 31, 2012 and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for the year ended December 31, 2012 of Annaly Capital Management, Inc. and Subsidiaries and our report dated February 26, 2013 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP
New York, New York
February 26, 2013

ITEM 9B.            OTHER INFORMATION

None.

PART III

ITEM 10              DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 as to our directors is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2012.  The information regarding our executive officers required by Item 10 appears in Part I of this Form 10-K.  The information required by Item 10 as to our compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2012.

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

The information regarding certain matters pertaining to our corporate governance required by Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2012.

ITEM 11              EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2012.

ITEM 12              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2012.

ITEM 13              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2012.

ITEM 14              PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2012.

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

3.3 3.4
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

3.11	Bylaws of the Registrant, as amended (incorporated by reference to Exhibit 3.1 of the Registrant’s form 8-K (filed with the Securities and Exchange Commission on March 22, 2011)).
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

4.9	Form of 4.00% Convertible Senior Note due 2015 (included in Exhibit 4.8).
4.10
Second Supplemental Indenture, dated as of May 14, 2012, between the Registrant and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 14, 2012).

4.11	Form of 5.00% Convertible Senior Note due 2015 (included in Exhibit 4.10).
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

10.3
Amended and Restated Employment Agreement, dated as of February 25, 2008, between the Registrant and Wellington J. Denahan (incorporated by reference to Exhibit 10.4 of the Registrant’s Form 10-K filed with the Securities and Exchange Commission on February 26, 2008).*

10.4
Amended and Restated Employment Agreement, effective as of June 4, 2004,between the Registrant and Kathryn F. Fagan (incorporated by reference to Exhibit 10.5 of the Registrant’s Form 10-K filed with the Securities and Exchange Commission on March 10, 2005).*

10.5
Amended and Restated Employment Agreement, effective as of June 4, 2004, between the Registrant and James P. Fortescue (incorporated by reference to Exhibit 10.7 of the Registrant’s Form 10-K filed with the Securities and Exchange Commission on March 10, 2005).*

10.6
Amended and Restated Employment Agreement, dated as of April 21, 2006, between the Registrant and Rose-Marie Lyght (incorporated by reference to Exhibit 10.9 of the Registrant’s Form 10-Q filed with the Securities and Exchange Commission on May 9, 2006).*

10.7
Amended and Restated Employment Agreement, effective as of June 4, 2004, between the Registrant and Kristopher R. Konrad (incorporated by reference to Exhibit 10.11 of the Registrant’s Form 10-K filed with the Securities and Exchange Commission on March 10, 2005).*

10.8
Amended and Restated Employment Agreement, dated January 23, 2006, between the Registrant and R. Nicholas Singh  (incorporated by reference to Exhibit 10.7 of the Registrant’s Form 10-K filed with the Securities and Exchange Commission on March 13, 2006).*

10.9
Employment Agreement, dated July 1, 2010, between the Registrant and Kevin Keyes (incorporated by reference to Exhibit 10.13 of the Registrant’s Form 10-K filed with the Securities and Exchange Commission February 25, 2011).*

10.10	Registrant’s 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report Form 8-K filed with the SEC on June 1, 2010).*

12. 1	Computation of ratio of earnings to combined fixed charges and preferred stock dividends and ratio of earnings to fixed charges.
21.1	Subsidiaries of Registrant.
23.1	Consent of Ernst & Young LLP.
23.2	Consent of Deloitte & Touche LLP.
31.1	Certification of Wellington Denahan, Chairman and Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Kathryn F. Fagan, Chief Financial Officer and Treasurer of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Wellington Denahan, Chairman and Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Kathryn F. Fagan, Chief Financial Officer and Treasurer of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101.INS XBRL	Instance Document †
Exhibit 101.SCH XBRL	Taxonomy Extension Schema Document †
Exhibit 101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document †
Exhibit 101.DEF XBRL	Additional Taxonomy Extension Definition Linkbase Document Created†
Exhibit 101.LAB XBRL	Taxonomy Extension Label Linkbase Document †
Exhibit 101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document †
*           Exhibit Numbers 10.1 and 10.3-10.14 are management contracts or compensatory plans required to be filed as Exhibits to this Form 10-K.

†           Submitted electronically herewith.  Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition at December 31, 2012 and December 31, 2011; (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2012, 2011 and 2010; (iii) Consolidated Statement of Stockholders' Equity for the years ended December 31, 2012, 2011 and 2010; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010; and (v) Notes to Consolidated Financial Statements.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

FINANCIAL STATEMENTS

Page

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS	F-1

CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 2012, 2011, AND 2010
Consolidated Statements of Financial Condition	F-3

Consolidated Statements of Operations and Comprehensive Income (Loss)	F-4

Consolidated Statements of Stockholders' Equity	F-6

Consolidated Statements of Cash Flows	F-7

Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Annaly Capital Management, Inc. and Subsidiaries

We have audited the accompanying consolidated statement of financial condition of Annaly Capital Management, Inc. and Subsidiaries (the "Company") as of December 31, 2012, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for the year ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Annaly Capital Management, Inc. and Subsidiaries at December 31, 2012, and the consolidated results of their operations and their cash flows for the year ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Annaly Capital Management, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New York, New York
February 26, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Annaly Capital Management, Inc. and Subsidiaries
New York, New York

We have audited the accompanying consolidated statement of financial condition of Annaly Capital Management, Inc. and Subsidiaries (the "Company") as of December 31, 2011, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2011.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.   We believe that our audits provide a reasonable basis for our opinions.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Annaly Capital Management, Inc. and Subsidiaries as of December 31, 2011, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York
February 28, 2012

Part I
Item1.  Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2012 AND 2011
 (dollars in thousands, except per share amounts)

	December 31, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$615,789	$994,198
Reverse repurchase agreements	1,811,095	860,866
Investments, at fair value:
U.S. Treasury Securities (including pledged assets of $752,076 and $352,820, respectively)	752,076	928,547
Securities borrowed	2,160,942	928,732
Agency mortgage-backed securities (including pledged assets of $107,466,084 and $90,406,535, respectively)	123,963,207	104,251,055
Agency debentures (including pledged assets of $981,727 and $567,383, respectively)	3,009,568	889,580
Investments in affiliates	234,120	211,970
Equity securities	-	3,891
Corporate debt, held for investment	63,944	52,073
Receivable for investments sold	290,722	-
Accrued interest and dividends receivable	419,259	409,023
Receivable from Prime Broker	-	3,272
Receivable for advisory and service fees (including from affiliates of $14,077 and $16,245, respectively)	17,730	19,550
Intangible for customer relationships (net of accumulated amortization of $5,779 and $5,432, respectively)	6,989	10,807
Goodwill	55,417	42,030
Other derivative contracts, at fair value	9,830	113
Other assets	41,607	24,295
Total Assets	$133,452,295	$109,630,002

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
U.S. Treasury Securities sold, not yet purchased, at fair value	$495,437	$826,912
Repurchase agreements	102,785,697	84,097,885
Securities loaned, at fair value	1,808,315	804,901
Payable for investments purchased	8,256,957	4,315,796
Payable for share buyback program	141,149	-
Convertible Senior Notes	825,541	539,913
Accrued interest payable	186,896	138,965
Dividends payable	432,154	552,806
Interest rate swaps, at fair value	2,584,907	2,552,687
Accounts payable and other liabilities	10,798	7,223
Total Liabilities	117,527,851	93,837,088

6.00% Series B Cumulative Convertible Preferred Stock: 4,600,000 shares authorized, 0 and 1,331,849 shares issued and outstanding, respectively	-	32,272

Stockholders’ Equity:
7.875% Series A Cumulative Redeemable Preferred Stock: 7,412,500 authorized, issued and outstanding	177,088	177,088
7.625% Series C Cumulative Redeemable Preferred Stock: 12,650,000 and 0 authorized, respectively, 12,000,000 and 0 issued and outstanding, respectively	290,514	-
7.50% Series D Cumulative Redeemable Preferred Stock: 18,400,000 and 0 authorized, issued and outstanding, respectively	445,457	-
Common stock, par value $0.01 per share, 1,956,937,500 and 1,987,987,500 authorized, respectively, 947,213,204 and 970,161,647 issued and outstanding, respectively	9,472	9,702
Additional paid-in capital	14,740,774	15,068,870
Accumulated other comprehensive income (loss)	3,053,242	3,008,988
Accumulated deficit	(2,792,103)	(2,504,006)
Total Stockholders’ Equity	15,924,444	15,760,642

Total Liabilities, Series B Cumulative Convertible Preferred Stock and Stockholders’ Equity	$133,452,295	$109,630,002

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010
(dollars in thousands, except per share amounts)

	For the Years ended December 31,
	2012	2011	2010
Interest income:
Investments	$3,232,020	$3,558,015	$2,676,307
U.S. Treasury Securities	17,222	14,706	2,830
Securities loaned	9,903	6,897	3,997
Total interest income	3,259,145	3,579,618	2,683,134

Interest expense:
Repurchase agreements	577,243	426,769	397,971
Convertible Senior Notes	67,221	35,017	24,228
U.S. Treasury Securities sold, not yet purchased	15,114	13,081	2,649
Securities borrowed	7,594	5,459	3,377
Total interest expense	667,172	480,326	428,225

Net interest income	2,591,973	3,099,292	2,254,909

Other income (loss):
Investment advisory and other fee income	82,663	79,205	58,073
Net gains (losses) on disposition of investments	432,139	206,846	181,791
Net loss on extinguishment of 4% Convertible Senior Notes	(162,340)	-	-
Dividend income from affiliates	28,336	31,516	31,038
Net gains (losses) on trading assets	22,910	21,398	(2,351)
Net unrealized gain (losses) on Agency interest-only mortgage-backed securities	(59,937)	(106,657)	-
Income from underwriting	-	5,618	2,095
Subtotal	343,771	237,926	270,646
Realized gains (losses) on interest rate swaps(1)	(893,769)	(882,395)	(735,107)
Realized gains (losses) on termination of interest rate swaps	(2,385)	-	-
Unrealized gains (losses) on interest rate swaps	(32,219)	(1,815,107)	(318,832)
Subtotal	(928,373)	(2,697,502)	(1,053,939)
Total other income (loss)	(584,602)	(2,459,576)	(783,293)

Expenses:
Distribution fees	-	-	360
Compensation expense	190,702	206,251	146,958
Other general and administrative expenses	44,857	31,093	24,529
Total expenses	235,559	237,344	171,847

Income (loss) before income taxes and income from equity method investment in affiliate	1,771,812	402,372	1,299,769

Income taxes	(35,912)	(59,051)	(35,434)

Income (loss) on equity method investment in affiliate	-	1,140	2,945

Net income (loss)	1,735,900	344,461	1,267,280

Dividends on preferred stock	39,530	16,854	18,033

Net income (loss) available (related) to common shareholders	$1,696,370	$327,607	$1,249,247

Net income (loss) per share available (related) to common shareholders:
Basic	$1.74	$0.37	$2.12
Diluted	$1.71	$0.37	$2.04

Weighted average number of common shares outstanding:
Basic	972,902,459	874,212,039	588,192,659
Diluted	1,005,755,057	874,518,938	625,307,174

Dividends Declared Per Share of Common Stock	$2.05	$2.44	$2.65

Statement continued on following page

Statement continued from previous page.

Net income (loss)	$1,735,900	$344,461	$1,267,280
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities	482,765	2,036,894	(639,783)
Unrealized loss on interest rate swaps	-	14,298	94,899
Reclassification adjustment for net (gains) losses included in net income (loss)	(438,511)	(206,846)	(181,791)
Other comprehensive income (loss)	$44,254	$1,844,346	(726,675)
Comprehensive income (loss)	$1,780,154	$2,188,807	$540,605

(1)	Interest expense related to the Company’s interest rate swaps is recorded in Realized losses on interest rate swaps on the Consolidated Statements of Operations and Comprehensive Income (Loss).

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010
 (dollars in thousands, except per share data)

	7.875% Series A Cumulative Redeemable Preferred Stock	7.625% Series C Cumulative Redeemable Preferred Stock	7.50% Series D Cumulative Redeemable Preferred Stock	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
BALANCE, DECEMBER 31, 2009	$177,088	-	-	$5,531	$7,817,454	$1,891,317	$(336,964)	$9,554,426
Net income (loss)	-	-	-	-	-	-	1,267,280	1,267,280
Unrealized gains (losses) on available-for-sale securities	-	-	-	-	-	(639,783)	-	(639,783)
Unrealized loss on interest rate swaps	-	-	-	-	-	94,899	-	94,899
Reclassification adjustment for net (gains) losses included in net income (loss)	-	-	-	-	-	(181,791)	-	(181,791)
Exercise of stock options	-	-	-	4	4,596	-	-	4,600
Stock option expense and long-term compensation expense	-	-	-	-	4,757	-	-	4,757
Conversion of Series B cumulative convertible preferred Stock	-	-	-	24	23,057	-	-	23,081
Net proceeds from direct purchase and dividend reinvestment	-	-	-	157	278,626	-	-	278,783
Net proceeds from follow-on offering	-	-	-	600	1,046,755	-	-	1,047,355
Preferred Series A dividends declared $1.97 per share	-	-	-	-	-	-	(14,593)	(14,593)
Preferred Series B dividends declared $1.50 per share	-	-	-	-	-	-	(3,440)	(3,440)
Common dividends declared, $2.65 per share	-	-	-	-	-	-	(1,570,674)	(1,570,674)
BALANCE, DECEMBER 31, 2010	$177,088			$6,316	$9,175,245	$1,164,642	$(658,391)	$9,864,900
Net income (loss)	-	-	-	-	-	-	344,461	344,461
Unrealized gains (losses) on available-for-sale securities	-	-	-	-	-	2,036,894	-	2,036,894
Unrealized loss on interest rate swaps	-	-	-	-	-	14,298	-	14,298
Reclassification adjustment for net (gains) losses included in net income (loss)	-	-	-	-	-	(206,846)	-	(206,846)
Exercise of stock options	-	-	-	7	8,946	-	-	8,953
Stock option expense and long-term compensation expense	-	-	-	3	5,266	-	-	5,269
Conversion of Series B cumulative convertible Preferred Stock	-	-	-	9	7,750	-	-	7,759
Net proceeds from direct purchase and dividend reinvestment	-	-	-	262	455,285	-	-	455,547
Net proceeds from follow-on offering	-	-	-	3,105	5,348,741	-	-	5,351,846
Contingent beneficial conversion feature on 4% Convertible Senior Notes	-	-	-	-	67,637	-	-	67,637
Preferred Series A dividends declared $1.97 per share	-	-	-	-	-	-	(14,593)	(14,593)
Preferred Series B dividends declared $1.50 per share	-	-	-	-	-	-	(2,261)	(2,261)
Common dividends declared, $2.44 per share	-			-	-	-	(2,173,222)	(2,173,222)
BALANCE, DECEMBER 31, 2011	$177,088	-	-	$9,702	$15,068,870	$3,008,988	$(2,504,006)	$15,760,642
Net income (loss)	-	-	-	-	-	-	1,735,900	1,735,900
Unrealized gains (losses) on available-for-sale securities	-	-	-	-	-	482,765	-	482,765
Reclassification adjustment for net (gains) losses included in net income (loss)	-	-	-	-	-	(438,511)	-	(438,511)
Exercise of stock options	-	-	-	6	8,432	-	-	8,438
Stock option expense and long-term compensation expense	-	-	-	-	5,584	-	-	5,584
Conversion of Series B cumulative preferred stock	-	-	-	40	32,232	-	-	32,272
Net proceeds from direct purchase and dividend reinvestment	-	-	-	2	2,792	-	-	2,794
Contingent beneficial conversion feature on 4% Convertible Senior Notes	-	-	-	-	61,725	-	-	61,725
Equity component on 5% Convertible Senior Notes	-	-	-		11,717			11,717
Offering expenses	-	-	-	-	(248)	-	-	(248)
Net proceeds from 7.625% Series C Cumulative Redeemable Preferred Stock offering	-	290,514	-	-	-	-	-	290,514
Net proceeds from 7.50% Series D Cumulative Redeemable Preferred Stock offering	-	-	445,457	-	-	-	-	445,457
Extinguishment of convertible debt	-	-	-	-	(53,558)	-	-	(53,558)
Buyback of common stock	-	-	-	(278)	(396,772)	-	-	(397,050)
Other	-	-	-	-	-	-	5,223	5,223
Preferred Series A dividends declared $1.97 per share	-	-	-	-	-	-	(14,593)	(14,593)
Preferred Series B dividends declared $0.375 per share	-	-	-	-	-	-	(289)	(289)
Preferred Series C dividends declared $1.19 per share	-	-	-	-	-	-	(14,297)	(14,297)
Preferred Series D dividends declared $0.56 per share	-	-	-	-	-	-	(10,351)	(10,351)
Common dividends declared, $2.05 per share	-	-	-	-	-	-	(1,989,690)	(1,989,690)
BALANCE, DECEMBER 31, 2012	$177,088	$290,514	$445,457	$9,472	$14,740,774	$3,053,242	$(2,792,103)	$15,924,444

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010
(dollars in thousands)

	For the Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$1,735,900	$344,461	$1,267,280
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of Investment premiums and discounts, net	1,470,801	794,205	664,429
Amortization of intangibles	4,080	2,300	1,600
Amortization of deferred expenses	6,965	3,600	3,150
Amortization of contingent beneficial conversion feature and equity component on Convertible Senior Notes	18,017	7,550	-
(Gains) losses on disposal of investments	(432,139)	(206,846)	(181,791)
Net loss on extinguishment of 4% Convertible Senior Notes	162,340	-	-
Stock option and long-term compensation expense	5,584	5,269	4,757
Non-cash component of disposal of subsidiary	(1,177)	-	-
Unrealized (gains) losses on interest rate swaps	32,219	1,815,107	318,832
Net unrealized (gains) losses on interest-only Agency mortgage-backed securities	59,937	106,657	-
Net (gains) losses on trading assets	(20,525)	(21,398)	2,351
(Gain) loss on investment with affiliate, equity method	-	(98)	(318)
Unrealized (gains) losses on equity securities	-	100	-
Proceeds from repurchase agreements from RCap	733,739,097	877,734,065	1,268,429,168
Payments on repurchase agreements from RCap	(727,275,192)	(878,806,056)	(1,258,941,064)
Proceeds from reverse repurchase agreements to RCap	401,926,011	156,659,365	87,968,002
Payments on reverse repurchase agreements to RCap	(402,805,044)	(156,502,577)	(88,479,412)
Proceeds from reverse repurchase agreements to Shannon	680,525	166,354	-
Payments on reverse repurchase agreements to Shannon	(751,721)	(177,845)	-
Proceeds from securities borrowed	74,361,498	27,261,366	2,924,082
Payments on securities borrowed	(75,593,708)	(27,973,422)	(3,111,681)
Proceeds from securities loaned	185,657,591	54,126,121	3,231,198
Payments on securities loaned	(184,654,177)	(53,539,061)	(3,042,414)
Proceeds from U.S. Treasury Securities	64,028,348	29,168,074	9,331,089
Payments on U.S. Treasury Securities	(64,746,420)	(28,490,573)	(9,521,134)
Net payments on derivatives	(10,173)	(7,158)	(3,455)
Net change in:
Other assets	(9,243)	(3,258)	3,950
Accrued interest and dividends receivable	(6,151)	(64,362)	(27,125)
Advisory and service fees receivable	1,820	(3,378)	(3,606)
Receivable from Prime Broker	3,272	-	-
Accrued interest payable	47,931	23,199	26,306
Accounts payable and other liabilities	3,241	(1,698)	(1,084)
Net cash provided by (used in) operating activities	7,639,507	2,420,063	10,863,110
Cash flows from investing activities:
Payments on purchases of Agency mortgage-backed securities and debentures	(86,161,777)	(69,065,069)	(54,424,951)
Proceeds from sales of Agency mortgage-backed securities and debentures	30,542,875	19,337,053	9,262,772
Principal payments on Agency mortgage-backed securities	35,133,544	23,565,709	28,961,203
Proceeds from Agency debentures called	1,801,283	1,124,000	2,132,002
Payments on purchase of corporate debt	(81,090)	(31,675)	(21,670)
Proceeds from corporate debt called	67,649	-	-
Principal payments on corporate debt	4,247	1,375	-
Net gains (losses) on other derivative securities	10,379	13,965	-
Earn out payment	(13,387)	-	(14,113)
Purchase of investment in affiliate	-	(57,500)	-
Purchase of customer relationships	-	(3,555)	-
Purchase of equity securities	-	(3,990)	-
Proceeds from sale of equity securities	4,048	-	-
Proceeds from reverse repurchase agreements	-	-	4,291,430
Payments on reverse repurchase agreements	-	-	(4,032,426)
Payment on disposal of subsidiary	(800)	-	-
Net cash provided by (used in) investing activities	(18,693,029)	(25,119,687)	(13,845,753)
Cash flows from financing activities:
Proceeds from repurchase agreements	352,497,651	273,023,622	224,789,731
Principal payments on repurchase agreements	(340,273,744)	(253,387,283)	(223,342,427)
Proceeds from exercise of stock options	8,438	8,953	4,598
Net proceeds from Series C Preferred offering	290,514	-	-
Net proceeds from Series D Preferred offering	445,457	-	-
Net proceeds from issuance of 5% Convertible Senior Notes	727,500	-	-
Net proceeds from issuance of 4% Convertible Senior Notes	-	-	582,000
Net payment on extinguishment of 4% Convertible Senior Notes	(617,476)	-	-
Net proceeds from direct purchases and dividend reinvestments	2,794	455,547	278,784
Net proceeds from common stock follow-on offerings	(248)	5,351,846	1,047,354
Net payment on share repurchase	(255,901)	-	-
Dividends paid	(2,149,872)	(2,041,489)	(1,599,339)
Net cash provided by (used in) financing activities	10,675,113	23,411,196	1,760,701

Net increase (decrease) in cash and cash equivalents	(378,409)	711,572	(1,221,942)

Cash and cash equivalents, beginning of period	994,198	282,626	1,504,568

Cash and cash equivalents, end of period	$615,789	$994,198	$282,626

Supplemental disclosure of cash flow information:
Interest received	$4,718,524	$4,309,690	$3,322,228
Dividends received	$29,522	$31,876	$30,042
Fees received	$84,483	$75,827	$54,467
Interest paid (excluding interest paid on interest rate swaps)	$595,152	$455,873	$411,608
Net interest paid on interest rate swaps	$892,656	$876,099	$725,418
Taxes paid	$52,590	$61,045	$36,742

Noncash investing activities:
Receivable for Investments sold	$290,722	-	$151,460
Payable for Investments purchased	$8,256,957	$4,315,796	$4,575,026
Net change in unrealized gains (losses) on available-for-sale securities and interest rate swaps, net of reclassification adjustment	$44,254	$1,844,346	$(726,675)

Noncash financing activities:
Dividends declared, not yet paid	$432,154	$552,806	$404,220
Conversion of Series B Cumulative Convertible preferred stock	$32,272	$7,759	$23,081
Contingent beneficial conversion feature on 4% Convertible Senior Notes	$61,725	$60,087	-
Equity component of 5% Convertible Senior Notes	$11,717	-	-

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

     Annaly Capital Management, Inc. (“Annaly” or the “Company”) was incorporated in Maryland on November 25, 1996.  The Company commenced its operations of purchasing and managing an investment portfolio of mortgage-backed securities on February 18, 1997, upon receipt of the net proceeds from the private placement of equity capital, and completed its initial public offering on October 14, 1997.  The Company is a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”).  On June 4, 2004, the Company acquired Fixed Income Discount Advisory Company (“FIDAC”). FIDAC is a registered investment advisor and is a wholly owned taxable REIT subsidiary of the Company.  On June 27, 2006, the Company made a majority equity investment in an affiliated investment fund (the “Fund”), which is now wholly owned by the Company. During the third quarter of 2008, the Company formed RCap Securities, Inc. (“RCap”).  RCap was granted membership in the Financial Industry Regulatory Authority (“FINRA”) on January 26, 2009, and operates as a broker-dealer.  RCap is a wholly owned taxable REIT subsidiary of the Company.  On October 31, 2008, the Company acquired Merganser Capital Management, Inc. (“Merganser”).  Merganser is a registered investment advisor and is a wholly owned taxable REIT subsidiary of the Company. In 2010, the Company established Shannon Funding LLC (“Shannon”), which provides warehouse financing to residential mortgage originators in the United States.  In 2010, the Company also established Charlesfort Capital Management LLC (“Charlesfort”), which engages in corporate middle market lending transactions. In 2011, FIDAC established FIDAC Europe Limited (“FIDAC Europe”), which the Company sold in December 2012.  In 2011, the Company established FIDAC FSI LLC (“FIDAC FSI”), which invested in trading securities.  FIDAC FSI was liquidated in August 2012.

A summary of the Company’s significant accounting policies follows:

Basis of Accounting

The accompanying consolidated financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP").

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, FIDAC, FIDAC FSI, FIDAC Europe, Merganser, RCap, Shannon and Charlesfort.  All intercompany balances and transactions have been eliminated in consolidation.  Cash flows from RCap are reported as operating activities in the Consolidated Statements of Cash Flows.

Cash and Cash Equivalents - Cash and cash equivalents include cash on hand and cash held in money market funds on an overnight basis.  RCap is a member of various clearing organizations with which it maintains cash required for the conduct of its day-to-day clearance activities. Cash and securities deposited with clearing organizations are carried at cost, which approximates fair value, which was $424.6 million at December 31, 2012. The Company also maintains collateral in the form of cash on margin with a counterparty to its interest rate swaps of $102.9 million at December 31, 2012

            Reverse Repurchase Agreements – The Company through RCap enters into reverse repurchase agreements as part of RCap’s matched book trading activity. Reverse repurchase agreements are recorded on trade date at the contract amount and are collateralized by mortgage-backed or other securities. Margin calls are made by RCap as necessary based on the daily valuation of the underlying collateral as compared to the contract price. RCap generates income from the spread between what is earned on the reverse repurchase agreements and what is paid on the matched repurchase agreements. RCap’s policy is to obtain possession of collateral with a market value in excess of the principal amount loaned under reverse repurchase agreements. To ensure that the market value of the underlying collateral remains sufficient, collateral is valued daily, and RCap will require counterparties to deposit additional collateral, when necessary.  All reverse repurchase activities are transacted under master repurchase agreements that give the Company the right, in the event of default, to liquidate collateral held and to offset receivables and payables with the same counterparty.

Securities Borrowed and Loaned Transactions — RCap records securities borrowed and loaned transactions as collateralized financings.   Securities borrowed transactions require the Company to provide the counterparty with collateral in the form of cash, or other securities. The Company receives collateral in the form of cash or other securities for securities loaned transactions in an amount generally in excess of the fair value of the securities loaned.  RCap monitors the fair value of the securities borrowed and loaned on a daily basis, with additional collateral obtained or refunded as necessary.  Securities borrowed and securities loaned transactions are recorded contract value.  For these transactions, the rebates accrued by the Company are recorded as interest revenue or expense.

U.S. Treasury Securities — RCap’s trades in U.S. Treasury securities consist of long and short positions on U.S Treasury notes and bonds. U.S. Treasury securities are classified as trading investments and are recorded on the trade date. Changes in fair value are reflected in the Company’s Consolidated Statement of Comprehensive Income. Generally RCap does not hold the U.S. Treasury bills, notes and bonds to maturity and realizes gains and losses from trading those positions. Interest income or expense on U.S Treasury notes and bonds is accrued based on the outstanding principal amount of those investments and their stated terms.

Investment Securities –Agency mortgage-backed securities, Agency debentures, and corporate debt are referred to herein as “Investment Securities.”  Although the Company generally intends to hold most of its Investment Securities until maturity, it may, from time to time, sell any of its Investment Securities as part of its overall management of its portfolio.  Investment Securities classified as available-for-sale are reported at fair values estimated by management that are compared to independent sources for reasonableness, with unrealized gains and losses reported as a component of stockholders’ equity. Investment Securities transactions are recorded on the trade date.  Realized gains and losses on sales of Investment Securities are determined using the average cost method.   The Company’s investments in corporate debt are designated as held for investment, and are carried at their principal balance outstanding plus any premiums or discounts less allowances for loan losses. No allowance for loan losses was deemed necessary as of December 31, 2012 and 2011.

On April 1, 2011, the Company elected the fair value option for Agency interest-only mortgage-backed securities acquired on or after such date.  Interest-only securities and inverse interest-only securities are collectively referred to as “interest-only securities.” These Agency interest-only mortgage-backed securities represent the Company’s right to receive a specified proportion of the contractual interest flows of specific Agency mortgage-backed securities.  Agency interest-only mortgage-backed securities acquired on or after April 1, 2011 are measured at fair value through earnings in the Company’s Consolidated Statements of Comprehensive Income.  The interest-only securities are included in Agency mortgage-backed securities at fair value on the accompanying Consolidated Statements of Financial Condition.

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

Other-Than-Temporary Impairment – Management evaluates available-for-sale securities for other-than-temporary impairment at least quarterly, and more frequently when economic or market concerns warrant such evaluation.  The Company determines if it (1) has the intent to sell the securities, (2) is more likely than not that it will be required to sell the securities before recovery, or (3) does not expect to recover the entire amortized cost basis of the securities.  Further, the security is analyzed for credit loss (the difference between the present value of cash flows expected to be collected and the amortized cost basis).  The credit loss, if any, will then be recognized in the Consolidated Statements of Comprehensive Income, while the balance of losses related to other factors will be recognized as a component of stockholders’ equity.  There was no other-than-temporary impairment for the years ended December 31, 2012, 2011 and 2010.

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

The Company may from time to time also use a variety of derivative instruments to economically hedge some of its exposure to market risks, including interest rate and prepayment risk.  Any such hedging transactions could take a variety of forms, including the use of derivative instruments such as interest rate swap agreements, interest rate swaptions or forward contracts.  The Company may also purchase or short To-Be-Announced (“TBA”) securities, purchase or write put or call options on TBA securities or invest in other types of mortgage derivative securities.

RCap enters primarily into U.S. Treasury, Eurodollar, federal funds, U.S. equity index and currency  futures and options contracts. The Company maintains a margin account which is settled daily with futures and options commission merchants. Changes in the unrealized gains or losses on the futures and options contracts as well as any foreign exchange gains and losses are reflected in the Company’s Consolidated Statements of Comprehensive Income.  Unrealized gains (losses) are excluded from net income (loss) in arriving at cash flows from operating activities in the Consolidated Statements of Cash Flows.

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

Counterparty Credit Risk – The Company is exposed to risk of loss if an issuer or a counterparty fails to perform its obligations under contractual terms.

The Company has established policies and procedures for mitigating credit risk, including reviewing and establishing limits for credit exposure, limiting transactions with specific counterparties, maintaining qualifying collateral and continually assessing the creditworthiness of counterparties.

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

Reverse repurchase agreements and repurchase agreements with the same counterparty and the same maturity are presented net in the Consolidated Statements of Financial Condition when the terms of the agreements permit netting. The Company reports cash flows on repurchase agreements as financing activities in the Consolidated Statements of Cash Flows.  The Company reports the net cash flows on repurchase agreements entered into by RCap and Shannon as operating activities in the Consolidated Statements of Cash Flows.

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

The Convertible Senior Notes have a conversion price adjustment feature that is evaluated at the time of the conversion price adjustment.  A contingent beneficial conversion feature may be recognized as a result of adjustments to the conversion price for dividends declared.  The Company determined the intrinsic value of a contingent beneficial conversion feature on its 4% Convertible Senior Notes.

Cumulative Convertible Preferred Stock - The Series B Cumulative Convertible Preferred Stock (the “Series B Preferred Stock”) contains fundamental change provisions that allow the holder to redeem the Series B Preferred Stock for cash if certain events occur.  As redemption under these provisions is not solely within the Company’s control, for the periods that the Company had Series B Preferred Stock issued and outstanding, the Company classified the Series B Preferred Stock as temporary equity in the accompanying Consolidated Statements of Financial Condition.  As of December 31, 2012, there were no shares outstanding of Series B Preferred Stock.

Income Taxes - The Company has elected to be taxed as a REIT and intends to comply with the provisions of the Code, with respect thereto.  Accordingly, the Company will not be subjected to federal income tax to the extent of its distributions to shareholders and as long as certain asset, income and stock ownership tests are met.  The Company and its direct and indirect subsidiaries, FIDAC, Merganser and RCap, have made separate joint elections to treat these subsidiaries as taxable REIT subsidiaries.  As such, each of the taxable REIT subsidiaries are taxable as a domestic C corporation and subject to federal, state, and local income taxes based upon their taxable income.  FIDAC Europe is located in Europe and is not currently required to pay United States income taxes.  FIDAC Europe was sold by the Company in December 2012.

The provisions of ASC 740, Income Taxes (“ASC 740”), clarify the accounting for uncertainty in income taxes recognized in financial statements and prescribe a recognition threshold and measurement attribute for tax positions taken or expected to be taken on a tax return. ASC 740 also requires that interest and penalties related to unrecognized tax benefits be recognized in the financial statements. The Company does not have any unrecognized tax benefits that would affect its financial position.  Thus, no accruals for penalties and interest were necessary as of December 31, 2012 and 2011.

Goodwill and Intangible Assets - The Company’s acquisitions of FIDAC and Merganser and FIDAC Europe’s acquisition of certain assets were accounted for using the acquisition method.  Under the acquisition method, net assets and results of operations of acquired companies are included in the consolidated financial statements from the date of acquisition. The costs of FIDAC and Merganser were allocated to the assets acquired, including identifiable intangible assets, and the liabilities assumed based on their estimated fair values at the date of acquisition. The excess of purchase price over the fair value of the net assets acquired was recognized as goodwill.  In addition, FIDAC Europe acquired a customer relationship after its formation. Goodwill and intangible assets are periodically (but not less frequently than annually) reviewed for potential impairment.  Intangible assets with an estimated useful life are amortized over the expected life.  During the years ended December 31, 2012, 2011 and 2010, there were no impairment losses recognized related to goodwill and intangible assets.

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

A Summary of Recent Accounting Pronouncements Follows:

Presentation

Balance Sheet (ASC 210)

On December 23, 2011, FASB released ASU 2011-11 Balance Sheet: Disclosures about Offsetting Assets and Liabilities.  Under this update, the Company will be required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and transactions subject to an agreement similar to a master netting arrangement.  The scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements and securities borrowing and securities lending arrangements.   This disclosure is intended to enable financial statement users to understand the effect of such arrangements on the Company’s financial position.  In January 2013, FASB released ASU 2013-01 Balance Sheet: Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which served solely to clarify the scope of financial instruments included in ASU 2011-11 as there was concern about diversity in practice.  The objective of these updates is to support further convergence of US GAAP and IFRS requirements.  The updates are effective for annual reporting periods beginning on or after January 1, 2013 and may result in additional disclosures for the Company.

Comprehensive Income (ASC 220)

In June 2011, FASB released Accounting Standards Update (“ASU”) 2011-05, which attempts to improve the comparability, consistency, and transparency of financial reporting and increase the prominence of items reported in other comprehensive income (“OCI”).  The amendment requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of net income and comprehensive income or two separate consecutive statements.  Either presentation requires the presentation on the face of the financial statements any reclassification adjustments for items that are reclassified from OCI to net income in the statements.  There is no change in what must be reported in OCI or when an item of OCI must be reclassified to net income.  This update was effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  This update resulted in additional disclosure, but did not have a material effect on the Company’s consolidated financial statements.

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

In February 2013, the FASB issued ASU 2013-02 Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  This update addresses the disclosure issue left open at the deferral under ASU 2011-12.  This update requires the provision of information about the amounts reclassified out of accumulated OCI by component. In addition, it requires presentation, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated OCI by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, a cross-reference must be provided to other disclosures required under U.S. GAAP that provide additional detail about those amounts.  This update, which will increase disclosures for the Company as outlined above, is effective for reporting periods beginning after December 15, 2012 with early adoption permitted.  The Company has not elected early adoption.

Assets

Intangibles – Goodwill and Other (ASC 350)

In September 2011, FASB released ASU 2011-08, which allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.   The objective of the update is to simplify how entities test goodwill for impairment.  Under this update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.   This update if effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The Company was not eligible to elect early adoption.  This update has no material effect on the Company’s consolidated financial statements.

Broad Transactions

Transfers and Servicing (ASC 860)

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

Financial Services – Investment Companies (ASC 946)

In October 2011, the FASB issued a proposed ASU 2011-20, Financial Services-Investment Companies: Amendments to the Scope, Measurement, and Disclosure Requirements, which would amend the criteria in Topic 946 for determining whether an entity qualifies as an investment company for reporting purposes.  As proposed, this ASU would affect the measurement, presentation and disclosure requirements for Investment Companies, as defined, amend the investment company definition in ASC 946, and remove the current exemption for Real Estate Investment Trusts from this topic.  If promulgated in its current form, this proposal may result in a material modification to the presentation of the Company’s consolidated financial statements.

On December 12, 2012, the FASB agreed that the accounting for real estate investments should be considered in a second phase of the Investment Companies project and that all REITs should be exempted from conclusions reached in phase I of the project.  The Board has not yet agreed on the scope of phase II of the project.

The Company is monitoring developments related to this proposal and is evaluating the effects it would have on the Company’s consolidated financial statements.

2.           AGENCY MORTGAGE-BACKED SECURITIES

The following tables present the Company’s available-for-sale Agency mortgage-backed securities portfolio as of December 31, 2012 and 2011 which were carried at their fair value:

December 31, 2012	Freddie Mac	Fannie Mae	Ginnie Mae	Total Mortgage- Backed Securities
	(dollars in thousands)

Agency mortgage-backed securities, par value	$44,296,234	$70,649,782	$273,988	$115,220,004
Unamortized discount	(9,515)	(12,315)	(389)	(22,219)
Unamortized premium	2,121,478	3,695,381	39,348	5,856,207
Amortized cost	46,408,197	74,332,848	312,947	121,053,992

Gross unrealized gains	1,166,299	1,913,334	17,583	3,097,216
Gross unrealized losses	(36,890)	(146,533)	(4,578)	(188,001)

Estimated fair value	$47,537,606	$76,099,649	$325,952	$123,963,207

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(dollars in thousands)

Adjustable rate	$5,786,718	$259,013	$(4,613)	$6,041,118
Fixed rate	115,267,274	2,838,203	(183,388)	117,922,089

Total	$121,053,992	$3,097,216	$(188,001)	$123,963,207

December 31, 2011	Freddie Mac	Fannie Mae	Ginnie Mae	Total Mortgage- Backed Securities
	(dollars in thousands)

Agency mortgage-backed securities, par value	$34,395,542	$63,066,372	$500,968	$97,962,882
Unamortized discount	(9,874)	(13,632)	(399)	(23,905)
Unamortized premium	1,139,881	2,205,138	15,949	3,360,968
Amortized cost	35,525,549	65,257,878	516,518	101,299,945

Gross unrealized gains	973,476	2,081,282	31,474	3,086,232
Gross unrealized losses	(15,243)	(118,871)	(1,008)	(135,122)

Estimated fair value	$36,483,782	$67,220,289	$546,984	$104,251,055

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(dollars in thousands)

Adjustable rate	$8,698,746	$345,642	$(3,188)	$9,041,200
Fixed rate	92,601,199	2,740,590	(131,934)	95,209,855

Total	$101,299,945	$3,086,232	$(135,122)	$104,251,055

Actual maturities of Agency Mortgage-Backed Securities are generally shorter than stated contractual maturities because actual maturities of Agency Mortgage-Backed Securities are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.  The following table summarizes the Company’s Agency Mortgage-Backed Securities on December 31, 2012 and 2011, according to their estimated weighted-average life classifications:

	December 31, 2012		December 31, 2011
Weighted-Average Life	Fair Value	Amortized Cost	Fair Value	Amortized Cost
	(dollars in thousands)
Less than one year	$1,264,094	$1,250,405	$1,715,530	$1,697,101
Greater than one year through five years	119,288,168	116,510,310	97,344,791	94,534,782
Greater than five years through ten years	3,104,073	2,992,054	4,447,540	4,348,841
Greater than ten years	306,872	301,223	743,194	719,221

Total	$123,963,207	$121,053,992	$104,251,055	$101,299,945

The weighted-average lives of the Agency mortgage-backed securities at December 31, 2012 and 2011 in the table above are based upon data provided through subscription-based financial information services, assuming constant principal prepayment rates to the reset date of each security.  The prepayment model considers current yield, forward yield, steepness of the yield curve, current mortgage rates, mortgage rate of the outstanding loans, loan age, margin, volatility, and other factors.  The actual weighted average lives of the Agency mortgage-backed securities could be longer or shorter than estimated.

The following table presents the gross unrealized losses and estimated fair value of the Company’s Agency mortgage-backed securities by length of time that such securities have been in a continuous unrealized loss position at December 31, 2012 and December 31, 2011.

	Unrealized Loss Position For: (dollars in thousands)
	Less than 12 Months			12 Months or More			Total
December 31,	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities

2012	$11,220,514	$(82,721)	187	$147,775	$(105,280)	39	$11,368,289	$(188,001)	226

2011	$1,087,552	$(118,593)	71	$883,143	$(16,529)	36	$1,970,695	$(135,122)	107

The decline in value of these securities is solely due to market conditions and not the credit quality of the assets.  Substantially all of the Company’s Investment Securities are Agency mortgage-backed securities that are “AAA” rated or carry an implied “AAA” rating.  The investments are not considered to be other-than-temporarily impaired because the Company currently has the ability and intent to hold the investments to maturity or for a period of time sufficient for a forecasted market price recovery up to or beyond the cost of the investments, and it is not more likely than not that the Company will be required to sell the investments before recovery of the amortized cost bases, which may be maturity.  Also, the Company is guaranteed payment of the principal amount of the securities by the respective issuing agency.

During the year ended December 31, 2012, the Company sold $30.4 billion of Agency mortgage-backed securities, resulting in a realized gain of $438.5 million.  During the year ended December 31, 2011, the Company sold $18.7 billion of Agency mortgage-backed securities, resulting in a realized gain of $199.2 million.  During the year ended December 31, 2010, the Company sold $7.8 billion of Agency Mortgage-Backed Securities, resulting in a realized gain of $171.6 million.  Average cost is used as the basis on which the realized gain or loss on sale is determined.

Agency interest-only mortgage-backed securities represent the right to receive a specified portion of the contractual interest flows of the underlying unamortized principal balance of specific Agency mortgage-backed securities.  As of December 31, 2012 and 2011, Agency interest-only mortgage-backed securities had net unrealized losses of $141.1 and $123.1 million and an amortized cost of $797.1 million and $405.1 million, respectively.

3.           INVESTMENT IN AFFILIATES, AVAILABLE-FOR-SALE EQUITY SECURITIES

Substantially all of the Company’s available-for-sale equity securities are shares of Chimera Investment Corporation (“Chimera”) and CreXus Investment Corp. (“CreXus”) and are reported at fair value.  The Company owned approximately 45.0 million shares of Chimera at a fair value of approximately $117.4 million at December 31, 2012 and approximately 45.0 million shares of Chimera at a fair value of approximately $112.9 million at December 31, 2011.  At December 31, 2012, the investment in Chimera had an unrealized loss of $21.5 million. The Company owned approximately 9.5 million shares of CreXus at a fair value of approximately $116.7 million at December 31, 2012 and approximately 9.5 million shares of CreXus at a fair value of approximately $98.9 million at December 31, 2011.  At December 31, 2012, the investment in CreXus had an unrealized loss of $8.7 million.

The Company has evaluated the near-term prospects of its investment in affiliates in relation to the severity and length of time of the impairment.  Based on this evaluation, management has determined that its investment in affiliates is not considered to be other-than-temporarily impaired as of December 31, 2012 and December 31, 2011 as the Company has the intent and ability to retain its investments for a period of time sufficient to allow for any anticipated recovery in market value.

On November 9, 2012, the Company announced that it had proposed to the Board of Directors of CreXus that the Company acquire for cash all of the shares of CreXus that the Company does not currently own.

4.           GOODWILL

At December 31, 2012 and 2011 goodwill totaled $55.4 million and $42.0 million, respectively.  There was no impairment for the years ended December 31, 2012 and 2011.  Merganser’s prior owners received an additional payment of $13.4 million during the year ended December 31, 2012 relating to earn-out provisions in the merger agreement. This amount was recorded as additional goodwill.

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

Agency mortgage-backed securities, Agency debentures and interest rate swaps are valued using quoted prices, including dealer quotes, or internally estimated prices for similar assets.  The Company incorporates common market pricing methods, including a spread measurement to the Treasury curve as well as underlying characteristics of the particular security including coupon, periodic and life caps, rate reset period and expected life of the security in its estimates of fair value.  Management reviews the fair values generated by the model to determine whether prices are reflective of the current market.  Management indirectly corroborates its estimates of the fair value using pricing models by comparing its results to independent prices provided by dealers in the securities and/or third party pricing services.  Certain liquid asset classes, such as Agency fixed-rate pass-throughs, may be priced using independent sources such as quoted prices for To-Be-Announced (“TBA”) securities.

The Agency mortgage-backed securities market is considered to be an active market such that participants transact with sufficient frequency and volume to provide transparent pricing information on an ongoing basis. The liquidity of the Agency mortgage-backed securities market and the similarity of the Company’s securities to those actively traded enable the Company to observe quoted prices in the market and utilize those prices as a basis for formulating fair value measurements.  Consequently, the Company has classified Agency mortgage-backed securities as Level 2 inputs in the fair value hierarchy.

The fair value of U.S. Treasury securities, securities borrowed and loaned, investments in affiliates and equity investments are based on quoted prices in active markets.

	Level 1	Level 2	Level 3
At December 31, 2012	(dollars in thousands)
Assets:
U.S. Treasury Securities	$752,076	$-	-
Agency mortgage-backed securities	-	123,963,207	-
Agency debentures	-	3,009,568	-
Investment in affiliates	234,120	-	-
Other derivative contracts	7,955	1,875	-
Liabilities:
U.S. Treasury securities sold, not yet purchased	495,437	-	-
Interest rate swaps	-	2,584,907	-

	Level 1	Level 2	Level 3
At December 31, 2011	(dollars in thousands)
Assets:
U.S. Treasury Securities	$928,547	$-	-
Agency mortgage-backed securities	-	104,251,055	-
Agency debentures	-	889,580	-
Investment in affiliates	211,970	-	-
Equity securities	3,891	-	-
Other derivative contracts	113	-	-
Liabilities:
U.S. Treasury securities sold, not yet purchased	826,912	-	-
Interest rate swaps	-	2,552,687	-

The following table summarizes the estimated fair value for all financial assets and liabilities as of December 31, 2012 and December 31, 2011.

		December 31, 2012		December 31, 2011
	Level in Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
	For 2012	(dollars in thousands)
Financial assets:
Cash and cash equivalents(1)	1	$615,789	$615,789	$994,198	$994,198
Reverse repurchase agreements(1)	1	1,811,095	1,811,095	860,866	860,866
U.S. Treasury Securities(2)	1	752,076	752,076	928,547	928,547
Securities borrowed(2)	2	2,160,942	2,160,942	928,732	928,732
Agency mortgage-backed securities	2	123,963,207	123,963,207	104,251,055	104,251,055
Agency debentures	2	3,009,568	3,009,568	889,580	889,580
Investment in affiliates(2)	1	234,120	234,120	211,970	211,970
Equity securities(2)	1	-	-	3,891	3,891
Corporate debt(3)	2	63,944	64,271	52,073	52,628
Other derivatives(2)	1,2	9,830	9,830	113	113

Financial liabilities:
U.S. Treasury Securities sold, not yet purchased(2)	1	$495,437	$495,437	$826,912	$826,912
Repurchase agreements(1)(4)	1,2	102,785,697	103,332,832	84,097,885	84,369,817
Securities loaned(2)	2	1,808,315	1,808,315	804,901	804,901
Convertible Senior Notes(2)	1	825,541	899,192	539,913	685,500
Interest rate swaps	2	2,584,907	2,584,907	2,552,687	2,552,687

(1)	The fair value of cash accounts and repurchase agreements with maturities less than one year approximates carrying value due to the short-term maturities of these items.
(2)	Fair value is determined using end of day quoted prices in active markets.
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

6.            REPURCHASE AGREEMENTS

The Company had outstanding $102.8 billion and $84.1 billion of repurchase agreements with weighted average borrowing rates of 1.53% and 1.59%, after giving effect to the Company’s interest rate swaps, and weighted average remaining maturities of 191 days and 103 days as of December 31, 2012 and December 31, 2011, respectively.  Investment Securities and U.S. Treasury Securities pledged as collateral under these repurchase agreements and interest rate swaps had an estimated fair value and accrued interest of $109.2 billion and $363.8 million at December 31, 2012, respectively, and $91.3 billion and $337.0 million at December 31, 2011, respectively.

At December 31, 2012 and 2011, the repurchase agreements had the following remaining maturities:

	December 31, 2012		December 31, 2011
	Repurchase Agreements	Weighted Average Rate	Repurchase Agreements	Weighted Average Rate
	(dollars in thousands)
1 day	$-	-	$508,647	0.50%
2 to 29 days	33,191,448	0. 50%	33,780,070	0.37%
30 to 59 days	28,383,851	0.45%	28,346,380	0.37%
60 to 89 days	8,602,680	0.42%	3,699,425	0.93%
90 to 119 days	4,804,671	0.57%	6,781,137	0.37%
Over 120 days	27,803,047	1.03%	10,982,226	1.39%
Total	$102,785,697	0.63%	$84,097,885	0.53%

7.            DERIVATIVE INSTRUMENTS

In connection with the Company’s interest rate risk management strategy, the Company economically hedges a portion of its interest rate risk by entering into derivative financial instrument contracts.  As of December 31, 2012, such instruments are comprised of interest rate swaps, which in effect modify the cash flows on repurchase agreements, or convert floating rate liabilities to fixed rates.  The purpose of the swaps is to mitigate the risk of rising interest rates that affect the Company’s cost of funds.  The use of interest rate swaps creates exposure to credit risk relating to potential losses that could be recognized if the counterparties to these instruments fail to perform their obligations under the contracts.  In the event of a default by the counterparty, the Company could have difficulty obtaining its Investment Securities pledged as collateral for swaps.  The Company’s interest rate swaps have not been designated as hedging instruments for accounting purposes.

The location and fair value of interest rate swaps reported in the Consolidated Statements of Financial Condition as of December 31, 2012 and December 31, 2011 are as follows:

	Location on Consolidated Statements of Financial Condition	Notional Amount	Net Estimated Fair Value
		(dollars in thousands)
December 31, 2012	Assets: Interest rate swaps, at fair value	-	-
December 31, 2012	Liabilities: Interest rate swaps, at fair value	$46,911,800	($2,584,907)
December 31, 2011	Assets: Interest rate swaps, at fair value	-	-
December 31, 2011	Liabilities: Interest rate swaps, at fair value	$40,109,880	($2,552,687)

The effect of interest rate swaps on the Consolidated Statements of Comprehensive Income is as follows:

	Location on Statement of Operations and Comprehensive Income

	Realized Gains (Losses) on Interest Rate Swaps(1)	Gain (loss) on Termination of Interest Rate Swaps	Unrealized Gains (Losses) on Interest Rate Swaps
	(dollars in thousands)
For the Year Ended December 31, 2012	($893,769)	($2,385)	($32,219)
For the Year Ended December 31, 2011	($882,395)	-	($1,815,107)
For the Year Ended December 31, 2010	($735,107)	-	($318,832)

(1) Net interest payments on interest rate swaps is presented in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) as realized gains (losses) on interest rate swaps.

The Company’s interest rate swap weighted average pay rate at December 31, 2012 was 2.21% and the weighted average receive rate was 0.24%.  The weighted average pay rate at December 31, 2011 was 2.55% and the weighted average receive rate was 0.33%.  Without netting the market value of the swaps by dealer at December 31, 2012, the gross unrealized losses on interest rate swaps was $2.6 billion, with a notional amount of $45.8 billion and the gross unrealized gains on interest rate swaps was $26.0 million with a notional amount of $1.1 billion. Without netting the market value of the swaps by dealer at December 31, 2011, the gross unrealized losses on interest rate swaps was $2.6 billion, with a notional amount of $40.1 billion.

Certain of the Company’s derivative contracts are subject to International Swaps and Derivatives Association Master Agreements (“ISDA”) which contain provisions that grant counterparties certain rights with respect to the applicable ISDA upon the occurrence of (i) negative performance that results in a decline in net assets in excess of specified thresholds or dollar amounts over set periods of time, (ii) the Company’s failure to maintain its REIT status, (iii) the Company’s failure to comply with limits on the amount of leverage, and (iv) the Company’s stock being delisted from the New York Stock Exchange (NYSE). Upon the occurrence of items (i) through (iv), the counterparty to the applicable ISDA has a right to terminate the ISDA in accordance with its provisions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position at December 31, 2012 is approximately $2.6 billion, including accrued interest, which represents the maximum amount the Company would be required to pay upon termination, which is fully collateralized.

In connection with RCap’s proprietary trading activities, it enters primarily into U.S. Treasury, Eurodollar, federal funds and German government and U.S. equity index futures and options contracts. RCap invests in futures and options contracts for economic hedging purposes to reduce exposure to changes in yields of its U.S. Treasury securities and for speculative purposes to achieve capital appreciation. The use of futures and options contracts creates exposure to credit risk relating to potential loses that could be recognized if the counterparties to these instruments fail to perform their obligations under the contracts.  RCap executes these trades as a customer of an appropriately licensed futures and options broker dealer.  RCap’s derivative contracts are presented in the Consolidated Statements of Financial Condition as Other derivatives.

8.     CONVERTIBLE SENIOR NOTES

In 2010, the Company issued $600.0 million in aggregate principal amount of its 4% convertible senior notes due 2015 (“4% Convertible Senior Notes”) for net proceeds of approximately $582.0 million.  Interest on the 4% Convertible Senior Notes is paid semi-annually at a rate of 4% per year and the 4% Convertible Senior Notes will mature on February 15, 2015 unless repurchased or converted earlier.  The 4% Convertible Senior Notes are convertible into shares of Common Stock at a conversion rate for each $1,000 principal amount of 4% Convertible Senior Notes.  The initial conversion rate was 46.6070, which was equivalent to an initial conversion price of approximately $21.4560 per share of Common Stock. The conversion rate at December 31, 2012 was 70.6980, which is equivalent to a conversion price of approximately $14.1447 per share of Common Stock.  The conversion rate is subject to adjustment in certain circumstances.  There is no limit on the total number of shares of Common Stock that the Company would be required to issue upon a conversion.

The intrinsic value of the contingent beneficial conversion feature was $75.8 million and $60.1 million, respectively, at December 31, 2012 and December 31, 2011, which is reflected in Additional paid in capital on the Company’s Consolidated Statements of Financial Condition, and serves to reduce the 4% Convertible Senior Notes liability.  The discount to the principal amount of the 4% Convertible Senior Notes at December 31, 2012 and December 31, 2011 of $22.7 million and $60.1 million, respectively, is recognized in interest expense over the remaining life of the notes.

During the year ended December 31, 2012, the Company repurchased approximately $492.5 million of the outstanding $600.0 million of our 4% Convertible Senior Notes for $617.5 million, resulting in a loss on extinguishment of debt of $162.3 million.

In May 2012, the Company issued $750.0 million in aggregate principal amount of its 5% convertible senior notes due 2015 (“5% Convertible Senior Notes”) for net proceeds of approximately $727.5 million.  Interest on the 5% Convertible Senior Notes is paid semi-annually at a rate of 5% per year and the 5% Convertible Senior Notes will mature on May 15, 2015 unless repurchased or converted earlier.  The 5% Convertible Senior Notes are convertible into shares of Common Stock at a conversion rate for each $1,000 principal amount of 5% Convertible Senior Notes.  The initial conversion rate and conversion rate at December 31, 2012 is 52.7969, which is equivalent to an initial conversion price of approximately $18.94 per share of Common Stock, subject to adjustment in certain circumstances.  Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of Common Stock or a combination of cash and shares of Common Stock, at the Company’s sole discretion. There is no limit on the total number of shares of Common Stock that the Company would be required to issue upon a conversion.

At issuance, the Company determined that the 5% Convertible Senior Notes included an equity component of $11.7 million, which is reflected in Additional paid in capital on the Company’s Consolidated Statements of Financial Condition, and serves to reduce the 5% Convertible Senior Notes liability.  The $11.7 million discount to the principal amount of the Convertible Senior Notes is recognized in interest expense over the remaining life of the notes using the effective yield method. At December 31, 2012, $9.3 million of the discount had not been reflected in interest expense.

The 4% Convertible Senior Notes due 2015 and the 5% Convertible Senior Notes due 2015 rank pari passu with each other.  They are each general corporate obligations and therefore rank junior to collateralized debt of the company with respect to secured collateral.

The 4% Convertible Senior Notes due 2015 and the 5% Convertible Senior Notes due 2015 rank senior to the 7.875% Series A Cumulative Redeemable Preferred Stock, 7.625% Series C Cumulative Redeemable Preferred Stock and 7.50% Series D Cumulative Redeemable Preferred Stock.  The 7.875% Series A Cumulative Redeemable Preferred Stock, 7.625% Series C Cumulative Redeemable Preferred Stock and 7.50% Series D Cumulative Redeemable Preferred Stock rank pari passu with each other.

The 7.875% Series A Cumulative Redeemable Preferred Stock, 7.625% Series C Cumulative Redeemable Preferred Stock and 7.50% Series D Cumulative Redeemable Preferred Stock rank senior to the common stock of the company.

9.     COMMON STOCK AND PREFERRED STOCK

(A)	Common Stock

During the year ended December 31, 2012, 603,000 options were exercised for an aggregate exercise price of $8.4 million.  During the year ended December 31, 2011, 679,000 options were exercised for an aggregate exercise price $9.0 million, respectively.

During the year ended December 31, 2012, 1.3 million shares of Series B Preferred Stock were converted into 4.0 million shares of common stock. During the year ended December 31, 2011, 320,000 shares of Series B Preferred Stock were converted into 906,000 shares of common stock.

During the year ended December 31, 2012, we raised $2.8 million, by issuing 170,000 shares, through the Direct Purchase and Dividend Reinvestment Program. During the year ended December 31, 2011, we raised $455.5 million by issuing 26.2 million shares through the Direct Purchase and Dividend Reinvestment Program, respectively.

On March 19, 2012, we entered into six separate Distribution Agency Agreements (or Distribution Agency Agreements) with each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse Securities (USA) LLC, Goldman, Sachs & Co., J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC and RCap Securities, Inc. (together, the Agents).  Pursuant to the terms of the Distribution Agency Agreements, we may sell from time to time through the Agents, as our sales agents, up to 125,000,000 shares of our common stock.  We did not make any sales under the Distribution Agency Agreements during the year ended December 31, 2012.

On October 16, 2012, the Company announced that its Board of Directors has authorized the repurchase of up to $1.5 billion of its outstanding common shares over a 12 month period.  All common shares purchased were part of a publicly announced plan in open-market transactions.  During the year December 31, 2012, the Company repurchased approximately 27.8 million shares of its outstanding common stock for $397.1 million, of which $141.1 million had not settled at December 31, 2012.

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

On July 11, 2011, the Company entered into an agreement pursuant to which it sold 138,000,000 shares of its common stock for net proceeds following expenses of approximately $2.4 billion. This transaction settled on July 15, 2011.

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

(B) Preferred Stock

At December 31, 2012 and December 31, 2011, the Company had issued and outstanding 7,412,500 shares of Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”), with a par value of $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The Series A Preferred Stock is entitled to a dividend at a rate of 7.875% per year based on the $25.00 liquidation preference before the common stock is entitled to receive any dividends. The Series A Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not declared) exclusively at the Company's option commencing on April 5, 2009 (subject to the Company's right under limited circumstances to redeem the Series A Preferred Stock earlier in order to preserve its qualification as a REIT). The Series A Preferred Stock is senior to the Company's common stock and is on parity with the Series C Preferred Stock and Series D Preferred Stock with respect to dividends and distributions, including distributions upon liquidation, dissolution or winding up. The Series A Preferred Stock generally does not have any voting rights, except if the Company fails to pay dividends on the Series A Preferred Stock for six or more quarterly periods (whether or not consecutive). Under such circumstances, the Series A Preferred Stock, together with the Series C Preferred Stock and Series D Preferred Stock, will be entitled to vote to elect two additional directors to the Board, until all unpaid dividends have been paid or declared and restricted for payment.  In addition, certain material and adverse changes to the terms of the Series A Preferred Stock cannot be made without the affirmative vote of holders of at least two-thirds of the outstanding shares of Series A Preferred Stock, Series C Preferred Stock and Series D Preferred Stock. Through December 31, 2012, the Company had declared and paid all required quarterly dividends on the Series A Preferred Stock.

In May 2012, the Company issued 12,000,000 shares of Series C Cumulative Redeemable Preferred Stock (“Series C Preferred Stock”), with a par value of $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The Series C Preferred Stock is entitled to a dividend at a rate of 7.625% per year based on the $25.00 liquidation preference before the common stock is entitled to receive any dividends. The Series C Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not declared) exclusively at the Company’s option commencing on May 16, 2017 (subject to the Company’s right under limited circumstances to redeem the Series C Preferred Stock earlier in order to preserve its qualification as a REIT or under limited circumstances related to a change of control of the Company). The Series C Preferred Stock is senior to the Company’s common stock and is on parity with the Series A Preferred Stock and Series D Preferred Stock with respect to dividends and distributions, including distributions upon liquidation, dissolution or winding up. The Series C Preferred Stock generally does not have any voting rights, except if the Company fails to pay dividends on the Series C Preferred Stock for six or more quarterly periods (whether or not consecutive). Under such circumstances, the Series C Preferred Stock, together with the Series A Preferred Stock and Series D Preferred Stock, will be entitled to vote to elect two additional directors to the Board, until all unpaid dividends have been paid or declared and restricted for payment.  In addition, certain material and adverse changes to the terms of the Series C Preferred Stock cannot be made without the affirmative vote of holders of at least two-thirds of the outstanding shares of Series C Preferred Stock and Series A Preferred Stock and Series D Preferred Stock. Through December 31, 2012, the Company had declared and paid all required quarterly dividends on the Series C Preferred Stock.

In September 2012, the Company issued 18,400,000 shares of Series D Cumulative Redeemable Preferred Stock (“Series D Preferred Stock”), with a par value of $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The Series D Preferred Stock is entitled to a dividend at a rate of 7.50% per year based on the $25.00 liquidation preference before the common stock is entitled to receive any dividends. The Series D Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not declared) exclusively at the Company’s option commencing on September 13, 2017 (subject to the Company’s right under limited circumstances to redeem the Series D Preferred Stock earlier in order to preserve its qualification as a REIT or under limited circumstances related to a change of control of the Company). The Series D Preferred Stock is senior to the Company’s common stock and is on parity with the Series A Preferred Stock and Series C Preferred Stock with respect to dividends and distributions, including distributions upon liquidation, dissolution or winding up. The Series D Preferred Stock generally does not have any voting rights, except if the Company fails to pay dividends on the Series D Preferred Stock for six or more quarterly periods (whether or not consecutive). Under such circumstances, the Series D Preferred Stock, together with the Series A Preferred Stock and Series C Preferred Stock, will be entitled to vote to elect two additional directors to the Board, until all unpaid dividends have been paid or declared and restricted for payment.  In addition, certain material and adverse changes to the terms of the Series D Preferred Stock cannot be made without the affirmative vote of holders of at least two-thirds of the outstanding shares of Series D Preferred Stock. Through December 31, 2012, the Company had declared and paid all required quarterly dividends on the Series D Preferred Stock.

At December 31, 2011, the Company had issued and outstanding 1,331,849 shares of Series B Preferred Stock, with a par value $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). On March 27, 2012, the Company announced that it elected to convert all outstanding shares of Series B Preferred Stock into shares of common stock.  In this conversion, the Company converted 772,000 shares of Series B Preferred Stock into 2.4 million shares of common stock and the Company had no shares of Series B Preferred Stock outstanding at December 31, 2012.

The Series B Preferred Stock was paid a dividend at a rate of 6% per year on the $25.00 liquidation preference before the common stock received any dividends.  The Series B Preferred Stock was not redeemable. The Series B Preferred Stock was convertible into shares of common stock at a conversion rate that adjusted from time to time upon the occurrence of certain events, including when the Company distributed to its common shareholders in any calendar quarter cash dividends in excess of $0.11 per share. Initially, the conversion rate was 1.7730 shares of common shares per $25 liquidation preference, and the Series B Preferred Stock was converted into common stock at a conversion ratio of 3.0614 shares of common stock for each share of Series B Preferred Stock.  The Series B Preferred Stock was also convertible into common shares at the option of the Series B preferred shareholder anytime at the then prevailing conversion rate. The Series B Preferred Stock was senior to the Company’s common stock and on parity with the Series A Preferred Stock with respect to dividends and distributions, including distributions upon liquidation, dissolution or winding up. The Series B Preferred Stock generally did not have any voting rights, except if the Company failed to pay dividends on the Series B Preferred Stock for six or more quarterly periods (whether or not consecutive). Under such circumstances, the Series B Preferred Stock, together with the Series A Preferred Stock, would be entitled to vote to elect two additional directors to the Board, until all unpaid dividends have been paid or declared and restricted for payment. In addition, certain material and adverse changes to the terms of the Series B Preferred Stock could not be made without the affirmative vote of holders of at least two-thirds of the outstanding shares of Series B Preferred Stock and Series A Preferred Stock.   Through December 31, 2012, the Company had declared and paid all required quarterly dividends on the Series B Preferred Stock.  During the year ended December 31, 2011, 320,000 shares of Series B Preferred Stock were converted into 906,000 shares of common stock.  During the year ended December 31, 2010, 953,000 shares of Series B Preferred Stock were converted into 2.4 million shares of common stock.  As of December 31, 2012, there were no shares outstanding of Series B Preferred Stock.

(C) Distributions to Shareholders

During the year ended December 31, 2012, the Company declared dividends to common shareholders totaling $2.0 billion or $2.05 per share, of which $432.2 million were paid to shareholders on January 29, 2013.  Dividend distributions for the year ended December 31, 2012, were characterized, for Federal income tax purposes, as 89.3% ordinary income, 10.7% long-term capital gains.  During the year ended December 31, 2012, the Company declared dividends to Series A Preferred shareholders totaling approximately $14.6 million or $1.97 per share, Series B Preferred shareholders totaling approximately $289,000 or $0.375 per share, Series C Preferred shareholders totaling approximately $14.3 million or $1.19 per share, Series D Preferred shareholders totaling approximately $10.4 million or $0.56 per share.

During the year ended December 31, 2011, the Company declared dividends to common shareholders totaling $2.2 billion or $2.44 per share, of which $552.8 million were paid to shareholders on January 27, 2012.  Dividend distributions for the year ended December 31, 2011, were characterized, for Federal income tax purposes, as 95.1% ordinary income, 4.9% long-term capital gains.  During the year ended December 31, 2011, the Company declared dividends to Series A Preferred shareholders totaling approximately $14.6 million or $1.97 per share, and Series B Preferred shareholders totaling approximately $2.3 million or $1.50 per share, which were paid to shareholders on January 3, 2012.

10.           NET INCOME PER COMMON SHARE

The following table presents a reconciliation of net income and shares used in calculating basic and diluted earnings per share for the years ended December 31, 2012, 2011, and 2010.

	For the years ended (amounts in thousands)
	December 31, 2012	December 31, 2011	December 31, 2010
Net income	$1,735,900	$344,461	$1,267,280
Less: Preferred stock dividends	39,530	16,854	18,033
Net income (loss) available to common shareholders, prior to adjustment for dilutive potential common shares, if necessary	1,696,370	327,607	1,249,247
Add: Preferred Series B dividends, if dilutive	-	-	3,440
Add: Interest on Convertible Senior Notes, if dilutive	27,843	-	21,333
Net income available to common shareholders, as adjusted	$1,724,213	$327,607	$1,274,020
Weighted average shares of common stock outstanding-basic	972,902	874,212	588,193
Add: Effect of dilutive stock options, Series B Preferred Stock and Convertible Senior Notes, if dilutive	32,853	307	37,114
Weighted average shares of common stock outstanding-diluted	1,005,755	874,519	625,307

Options to purchase 2,756,000 shares of common stock were outstanding and considered anti-dilutive as their exercise price and option expense exceeded the average stock price for the year ended December 31, 2012. Options to purchase 572,000 shares of common stock, were outstanding and considered anti-dilutive as their exercise price and option expense exceeded the average stock price for the year ended December 31, 2011. Options to purchase 565,000 shares of common stock, were outstanding and considered anti-dilutive as their exercise price and option expense exceeded the average stock price for the year ended December 31, 2010.

11.          LONG-TERM STOCK INCENTIVE PLAN

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

The Company has issued and outstanding the following stock options as of December 31, 2012 and 2011:

	For the year ended
	December 31, 2012		December 31, 2011
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding at the beginning of year	6,216,805	$15.57	6,891,975	$15.33
Granted	7,500	17.11	7,500	18.67
Exercised	(603,169)	13.98	(678,920)	13.19
Forfeited	(2,450)	16.15	-	-
Expired	-	-	(3,750)	12.15
Options outstanding at the end of period	5,618,686	$15.74	6,216,805	$15.57
Options exercisable at the end of the period	4,988,124	$16.06	4,451,693	$16.17

The weighted average remaining contractual term was approximately 4.3 years for stock options outstanding and approximately 4.0 years for stock options exercisable as of December 31, 2012.  As of December 31, 2012, there was approximately $679,000 of total unrecognized compensation cost related to nonvested share-based compensation awards.  That cost is expected to be recognized over a weighted average period of 3 months.

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

12.        INCOME TAXES

For the year ended December 31, 2012 the Company is qualified to be taxed as a REIT. As a REIT, the Company is not subject to federal income tax to the extent that it distributes its taxable income to its shareholders.  To maintain qualification as a REIT, the Company must distribute at least 90% of its annual REIT taxable income to its shareholders and meet certain other requirements. It is generally the Company’s policy to distribute to its shareholders all of the Company’s taxable income except for the amount of taxable income attributable to certain employee remuneration deductions disallowed for tax purposes pursuant to Internal Revenue Code Section 162(m).  Accordingly, in general, the Company is subject to federal, state and local income taxes on taxable income attributable to the Section 162(m) disallowance. It is assumed that the Company intends to retain its REIT status by complying with the REIT regulations and its distribution policy in the future. The state and city tax jurisdictions for which the Company is subject to tax filing obligations recognized the Company’s status as a REIT.

During the year ended December 31, 2012, the Company’s taxable REIT subsidiaries recorded $13.8 million of income tax expense for income attributable to those subsidiaries, and the portion of earnings retained based on Code Section 162(m) limitations.  During the year ended December 31, 2012, the Company recorded $22.1 million of income tax expense for a portion of earnings retained based on Section 162(m) limitations.

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

During the year ended December 31, 2010, the Company’s taxable REIT subsidiaries recorded $6.8 million of income tax expense for income attributable to those subsidiaries, and the portion of earnings retained based on Code Section 162(m) limitations.  During the year ended December 31, 2010, the Company recorded $28.6 million of income tax expense for a portion of earnings retained based on Section 162(m) limitations

The Company’s effective tax rate was 51%, 52%, and 53%, for the years ended December 31, 2012, 2011, and 2010, respectively.  The Company’s effective tax rate differs from its combined federal, state, and city corporate statutory tax rate primarily due to the deduction of dividend distributions and Sec 162(m) limitations.

The Company’s 2009, 2010 and 2011 federal and state tax returns remain open for examination.

 13.          LEASE COMMITMENTS AND CONTINGENCIES

Commitments

The Company has a non-cancelable lease for office space which commenced in May 2002 and expires in December 2014.  Merganser has a non-cancelable lease for office space, which commenced on May 2003 and expires in May 2014.  Merganser subleases a portion of its leased space to a subtenant.  FIDAC has a lease for office space which commenced in October 2010 and expires in February 2016. The lease expense for the years ended December 31, 2012, 2011, and 2010 were $2.5 million, $1.9 million, and $1.8 million, respectively.  The Company’s aggregate future minimum lease payments total $5.6 million.  The following table details the lease payments.

Year Ending December	Lease Commitment	Sublease Income	Net Amount
	(dollars in thousands)
2013	2,937	60	2,877
2014	2,509	-	2,509
2015	159	-	159
2016	26	-	26
Later years	-	-	-
	$5,631	$60	$5,571

Contingencies

From time to time, the Company is involved in various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company’s consolidated financial statements and therefore no accrual is required as of December 31, 2012 and 2011.

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

The Company seeks to manage the extent to which net income changes as a function of changes in interest rates by matching adjustable-rate assets with variable-rate borrowings.  The Company may seek to mitigate the potential impact on net income of periodic and lifetime coupon adjustment restrictions in the portfolio of Interest Earning Assets by entering into interest rate agreements such as interest rate caps and interest rate swaps. As of December 31, 2012 and 2011, the Company entered into interest rate swaps to pay a fixed rate and receive a floating rate of interest, with a total notional amount of $46.9 billion and $40.1 billion, respectively.

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

As a self clearing, registered broker dealer, RCap is required to maintain minimum net capital by the Financial Industry Regulatory Authority (“FINRA”).  As of December 31, 2012 RCap had a minimum net capital requirement of $253,850.  RCap consistently operates with capital significantly in excess of its regulatory capital requirements. RCap’s regulatory net capital as defined by SEC Rule 15c3-1, as of December 31, 2012 was $297.9 million with excess net capital of $297.6 million.

16.          RELATED PARTY TRANSACTIONS

For the years ended December 31, 2012 and 2011 the Company recorded advisory fees from Chimera and CreXus totaling $64.5 million and $62.8 million, respectively  At December 31, 2012 and 2011, the Company had amounts receivable from Chimera and CreXus of $14.1 million and $16.3 million, respectively.

17.          SUBSEQUENT EVENTS

On January 30, 2013, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), among the Company, CXS Acquisition Corporation, a Maryland corporation and a wholly-owned subsidiary of the Company (“Acquisition”), and CreXus Investment Corp., a Maryland corporation (“CreXus”), pursuant to which, among other things, Acquisition will commence a tender offer (the “Offer”) to purchase all of the outstanding shares of CreXus’ common stock, par value $0.01 per share (the “Shares”), that neither the Company nor Acquisition own at a price per share of $13.00 in cash, plus a cash payment to reflect a pro-rated quarterly dividend for the quarter in which the tender offer is closed, subject to the terms and conditions set forth in the Merger Agreement.  If at least 51% of the Shares not owned by the Company or any of its subsidiaries, officers or directors are tendered and purchased by Acquisition in the tender offer, and subject to the satisfaction or waiver of certain limited conditions set forth in the Merger Agreement (including, if required, receipt of approval by CreXus’ stockholders), Acquisition will merge with and into CreXus, with CreXus surviving as a wholly-owned subsidiary of the Company (the “Merger”).  In the Merger, each outstanding Share, other than Shares owned by Acquisition and the Company, will be converted into the right to receive the same cash consideration paid in the Offer.

Under the terms of the Merger Agreement, CreXus may solicit, receive, evaluate and enter into negotiations with respect to alternative proposals from third parties for a period of 45 calendar days continuing through March 16, 2013 (the “Transaction Solicitation Period”).  CreXus may continue discussions after the Transaction Solicitation Period with parties who made acquisition proposals during the Transaction Solicitation Period, or who made unsolicited acquisition proposals after the Transaction Solicitation Period, in either case that CreXus determines, in good faith, would result in, or is reasonably likely to result in, a superior proposal.  If CreXus receives a superior proposal, the Company and Acquisition have the right to increase its offer price one time to a price that is at least $0.10 per share greater than the value per share stockholders would receive as a result of the superior proposal and thereafter CreXus may terminate after providing two business days’ notice.  If CreXus terminates the Merger Agreement during the Transaction Solicitation Period or during the 10-day period following its expiration to enter into a superior proposal with a party who delivered a written acquisition proposal during the Transaction Solicitation Period, CreXus will be required to pay to the Company a termination fee of $15 million.  If CreXus terminates the Merger Agreement thereafter in connection with a superior proposal, the termination fee will be $25 million.  If the Merger Agreement is terminated in either circumstance, CreXus will also be required to reimburse the Company’s documented out-of-pocket expenses, up to $5 million.  In all cases, the termination fee and expense reimbursement will be credited against the termination fee payable by CreXus under its management agreement with Fixed Income Discount Advisory Company (the “Manager”), which is a wholly owned subsidiary of the Company.

The Merger Agreement includes customary representations, warranties and covenants of CreXus, the Company and Acquisition.  CreXus has agreed to operate its business in the ordinary course consistent with past practice until the effective time of the Merger.  The Company has separately agreed to not purchase any Shares in excess of the approximately 12.4% of the outstanding that it currently owns.

 Consummation of the Offer is subject to various conditions, including (1) the valid tender of the number of Shares that would represent at least 51% of the Shares not owned by the Company or any of its subsidiaries, officers or directors, (2) the consummation of the Offer or the Merger not being unlawful under any applicable statute, rule or regulation, (3) the consummation of the Offer or the Merger not being enjoined by order of any court or other governmental authority, (4) the absence of a Company Material Adverse Effect (as defined in the Merger Agreement), (5) neither CreXus’ board of directors nor its special committee of independent directors having withdrawn its recommendation of the Offer or Merger to CreXus’ stockholders, and (6) the satisfaction of certain other customary closing conditions. Neither the Offer nor the Merger is subject to a financing condition.  The Company plans to finance the transaction with cash on hand.

 If, after completion of the Offer, the Company and Acquisition hold at least 90% of the outstanding Shares, the Merger will be consummated in accordance with the short-form merger provisions under Maryland law without the approval of the Merger by CreXus’ stockholders.  If, after completion of the Offer, the Company and Acquisition hold less than 90% of the outstanding Shares, Acquisition will have the right to exercise an irrevocable option (the “Percentage Increase Option”) granted to it by CreXus under the Merger Agreement to purchase from CreXus that number of additional Shares that will increase the percentage of outstanding Shares owned by the Company and its subsidiaries to one share more than 90% of the outstanding Shares (after giving effect to the issuance of shares pursuant to the Percentage Increase Option).  Upon exercise of the Percentage Increase Option, the Merger will be consummated in accordance with the short-form merger provisions under Maryland law without approval of the Merger by CreXus’ stockholders.

CreXus’ board of directors, upon the unanimous recommendation and approval of a special committee consisting of three independent directors (the “Special Committee”), adopted resolutions (i) determining and declaring advisable the Merger Agreement and the Offer, the Merger, the Percentage Increase Option and the other transactions contemplated by the Merger Agreement, (ii) determining that the terms of the Offer, the Merger Agreement, the Merger and the other transactions contemplated by the Merger Agreement are in the best interests of, and fair to, CreXus’ stockholders other than the Company and its affiliates, and (iii) recommending that CreXus’ stockholders (other than the Company and its affiliates) accept the Offer, tender their Shares into the Offer and, to the extent required by applicable law to consummate the Merger, vote their Shares in favor of approving the Merger.

18.          SUMMARIZED QUARTERLY RESULTS (UNAUDITED)

The following is a presentation of summarized quarterly results of operations for the years ended December 31, 2012 and 2011.

	For the Quarters Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
	(dollars in thousands, expect per share amounts)
Total interest income	$854,895	$886,324	$761,265	$756,661
Less: Total interest expense	133,345	166,443	181,893	185,491
Net interest income	721,550	719,881	579,372	571,170
Total other income (loss)	264,633	(734,828)	(277,689)	163,282
Less: Total general and administrative expenses	67,915	64,556	63,004	40,084
Income before income taxes	918,268	(79,503)	238,679	694,368
Less: Income taxes	16,462	11,656	13,921	(6,127)
Net income (loss)	901,806	(91,159)	224,758	700,495
Less: Dividends on preferred stock	3,938	6,508	9,367	19,717
Net income (loss) available (related) to common shareholders	$897,868	$(97,667)	$215,391	$680,778
Net income (loss) available (related) per share to common shareholders:
Basic	$0.92	$(0.10)	$0.22	$0.70
Diluted	$0.89	$(0.10)	$0.22	$0.68

	For the Quarters Ended
	March 31,	June 30,	September 30,	December 31,
	2011	2011	2011	2011
	(dollars in thousands, except per share amounts)
Total interest income	$844,048	$957,068	$930,802	$847,700
Less: Total interest expense	115,456	113,320	121,417	130,133
Net interest income	728,592	843,748	809,385	717,567
Total other income (loss)	35,565	(652,940)	(1,650,587)	(191,614)
Less: Total general and administrative expenses	51,827	57,229	65,194	63,094
Income (loss) before income taxes and income from equity method investment in affiliate	712,330	133,579	(906,396)	462,859
Less: Income taxes	13,575	12,762	15,417	17,297
Income from equity method investment in affiliate	1,140	-	-	-
Net income (loss)	699,895	120,817	(921,813)	445,562
Less: Dividends on preferred stock	4,267	4,267	4,172	4,148
Net income (loss) available (related) to common shareholders	$695,628	$116,550	$(925,985)	$441,414
Net income (loss) available (related) per share to common shareholders:
Basic	$0.92	$0.14	$(0.98)	$0.46
Diluted	$0.89	$0.14	$(0.98)	$0.44

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, State of New York.

ANNALY CAPITAL MANAGEMENT, INC.

Date: February 26, 2013	By: /s/ Wellington J. Denahan
Wellington J. Denahan
(Chief Executive Officer, and authorized officer of
registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ KEVIN P. BRADY Kevin P. Brady	Director	February 26, 2013
/s/ KATHRYN F. FAGAN Kathryn F. Fagan	Chief Financial Officer and Treasurer (principal financial and accounting officer)	February 26, 2013
/s/ JONATHAN D. GREEN Jonathan D. Green	Director	February 26, 2013
/s/ KEVIN G. KEYES Kevin G. Keyes	President and Director	February 26, 2013
/s/ MICHAEL E. HAYLON Michael E. Haylon	Director	February 26, 2013
/s/ JOHN A. LAMBIASE John A. Lambiase	Director	February 26, 2013
/s/ E. WAYNE NORDBERG E. Wayne Nordberg	Director	February 26, 2013
/s/ DONNELL A. SEGALAS Donnell A. Segalas	Director	February 26, 2013
/s/ WELLINGTON J. DENAHAN Wellington J. Denahan	Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)	February 26, 2013

II-1