Form 10-Q
period 2013-03-31
ANNALY CAPITAL MANAGEMENT INC
filed 2013-05-07
CIK 1043219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  MARCH 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:

Class Common Stock, $.01 par value	Outstanding at May 6, 2013 947,368,897

ANNALY CAPITAL MANAGEMENT, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I

PART I

Part I
Item 1.  Financial Statements
ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
 (dollars in thousands, except per share amounts)

ASSETS	March 31, 2013 (Unaudited)	December 31, 2012(1)
Cash and cash equivalents	$1,862,550	$615,789
Reverse repurchase agreements	4,933,465	1,811,095
Investments, at fair value:
U.S. Treasury Securities (including pledged assets of $1,645,930 and $752,076, respectively)	1,645,930	752,076
Securities borrowed	2,688,485	2,160,942
Agency mortgage-backed securities (including pledged assets of $98,719,355 and $107,466,084, respectively)	108,256,671	123,963,207
Agency debentures (including pledged assets of $2,707,919 and $981,727, respectively)	3,970,279	3,009,568
Investments in affiliates	267,547	234,120
Corporate debt, held for investment	66,539	63,944
Receivable for investments sold	1,292,478	290,722
Accrued interest and dividends receivable	388,665	419,259
Receivable for advisory and service fees (including from affiliates of $9,244 and $14,077, respectively)	12,817	17,730
Intangible for customer relationships (net of accumulated amortization of $6,037 and $5,779, respectively)	6,731	6,989
Goodwill	55,417	55,417
Other derivative contracts, at fair value	-	9,830
Other assets	54,282	41,607
Total Assets	$125,501,856	$133,452,295

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
U.S. Treasury Securities sold, not yet purchased, at fair value	$611,167	$495,437
Repurchase agreements	100,322,942	102,785,697
Securities loaned, at fair value	2,330,060	1,808,315
Payable for investments purchased	3,203,461	8,256,957
Payable for share buyback program	-	141,149
Convertible Senior Notes	824,902	825,541
Accrued interest payable	175,749	186,896
Dividends payable	426,173	432,154
Interest rate swaps, at fair value	2,259,173	2,584,907
Accounts payable and other liabilities	37,048	10,798
Other derivative contracts, at fair value	4,812	-
Total Liabilities	110,195,487	117,527,851

Stockholders’ Equity:
7.875% Series A Cumulative Redeemable Preferred Stock: 7,412,500 authorized, issued and outstanding	177,088	177,088
7.625% Series C Cumulative Redeemable Preferred Stock: 12,650,000 authorized, 12,000,000 issued and outstanding	290,514	290,514
7.50% Series D Cumulative Redeemable Preferred Stock: 18,400,000 authorized, issued and outstanding, respectively	445,457	445,457
Common stock, par value $0.01 per share, 1,956,937,500 authorized, 947,293,099 and 947,213,204, issued and outstanding, respectively	9,473	9,472
Additional paid-in capital	14,746,579	14,740,774
Accumulated other comprehensive income (loss)	2,003,248	3,053,242
Accumulated deficit	(2,365,990)	(2,792,103)
Total Stockholders’ Equity	15,306,369	15,924,444
Total Liabilities and Stockholders’ Equity	$125,501,856	$133,452,295
(1) Derived from the audited consolidated financial statements at December 31, 2012. See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
 (dollars in thousands, except per share amounts)
(Unaudited)

	For the Quarter Ended March 31,
	2013	2012
Interest income:
Investments	$728,609	$850,959
U.S. Treasury Securities	5,996	1,418
Securities loaned	2,612	2,518
Total interest income	737,217	854,895

Interest expense:
Repurchase agreements	157,064	113,914
Convertible Senior Notes	15,813	14,727
U.S. Treasury Securities sold, not yet purchased	2,788	2,644
Securities borrowed	1,925	2,060
Total interest expense	177,590	133,345

Net interest income	559,627	721,550
Other income (loss):
Investment advisory and other fee income	13,540	20,766
Net gains (losses) on disposal of investments	182,843	80,299
Dividend income from affiliates	6,431	7,521
Net gains (losses) on trading assets	1,549	5,256
Net unrealized gains (losses) on interest-only Agency mortgage-backed securities	80,127	30,877
Subtotal	284,490	144,719
Realized gains (losses) on interest rate swaps(1)	(225,476)	(219,340)
Realized gains (losses) on termination of interest rate swaps	(16,378)	(2,385)
Unrealized gains (losses) on interest rate swaps	325,734	341,639
Subtotal	83,880	119,914
Total other income (loss)	368,370	264,633
Expenses:
Compensation expense	38,443	59,014
Other general and administrative expenses	13,469	8,901
Total expenses	51,912	67,915
Income (loss) before income taxes	876,085	918,268

Income taxes	(5,807)	(16,462)

Net income (loss)	870,278	901,806

Dividends on preferred stock	17,992	3,938

Net income (loss) available (related) to common shareholders	$852,286	$897,868

Net income (loss) per share available (related) to common shareholders:
Basic	$0.90	$0.92
Diluted	$0.87	$0.89

Weighted average number of common shares outstanding:
Basic	947,249,901	971,727,701
Diluted	994,815,169	1,010,588,609

Dividends Declared Per Share of Common Stock	$0.45	$0.55

Net income (loss)	$870,278	$901,806
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities	(867,151)	(162,259)
Reclassification adjustment for net (gains) losses included in net income (loss)	(182,843)	(80,299)
Other comprehensive income (loss)	(1,049,994)	(242,558)
Comprehensive income (loss)	$(179,716)	$659,248
(1)
Interest expense related to the Company’s interest rate swaps is recorded in Realized gains (losses) on interest rate swaps on the Consolidated Statements of Operations and Comprehensive Income (Loss).

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars in thousands, except per share amounts)
(Unaudited)

	7.875% Series A Cumulative Redeemable Preferred Stock	7.625% Series C Cumulative Redeemable Preferred Stock	7.50% Series D Cumulative Redeemable Preferred Stock	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
BALANCE, DECEMBER 31, 2011	$177,088	-	-	$9,702	$15,068,870	$3,008,988	$(2,504,006)	$15,760,642
Net income (loss)	-	-	-	-	-	-	901,806	901,806
Unrealized gains (losses) on available-for-sale securities	-	-	-	-	-	(162,259)	-	(162,259)
Reclassification adjustment for net (gains) losses included in net income (loss)	-	-	-	-	-	(80,299)	-	(80,299)
Exercise of stock options	-	-	-	1	1,841	-	-	1,842
Stock option expense and long-term compensation expense	-	-	-	-	1,849	-	-	1,849
Conversion of Series B cumulative preferred stock	-	-	-	40	32,232	-	-	32,272
Contingent beneficial conversion feature on 4% Convertible Senior Notes	-	-	-	-	23,321	-	-	23,321
Offering expenses	-	-	-	-	(231)	-	-	(231)
Preferred Series A dividends declared $0.492 per share	-	-	-	-	-	-	(3,648)	(3,648)
Preferred Series B dividends declared $0.375 per share	-	-	-	-	-	-	(289)	(289)
Common dividends declared, $0.55 per share	-	-	-	-	-	-	(534,401)	(534,401)
BALANCE, MARCH 31, 2012	$177,088	-	-	$9,743	$15,127,882	$2,766,430	$(2,140,538)	$15,940,605
BALANCE, DECEMBER 31, 2012	$177,088	$290,514	$445,457	$9,472	$14,740,774	$3,053,242	$(2,792,103)	$15,924,444
Net income (loss)	-	-	-	-	-	-	870,278	870,278
Unrealized gains (losses) on available-for-sale securities	-	-	-	-	-	(867,151)	-	(867,151)
Reclassification adjustment for net (gains) losses included in net income (loss)	-	-	-	-	-	(182,843)	-	(182,843)
Exercise of stock options	-	-	-	-	265	-	-	265
Stock option expense and long-term compensation expense	-	-	-	-	817	-	-	817
Net proceeds from direct purchase and dividend reinvestment	-	-	-	1	760	-	-	761
Contingent beneficial conversion feature on 4% Convertible Senior Notes	-	-	-	-	3,963	-	-	3,963
Preferred Series A dividends declared $0.492 per share	-	-	-	-	-	-	(3,648)	(3,648)
Preferred Series C dividends declared $0.477 per share	-	-	-	-	-	-	(5,719)	(5,719)
Preferred Series D dividends declared $0.469 per share	-	-	-	-	-	-	(8,625)	(8,625)
Common dividends declared, $0.45 per share	-	-	-	-	-	-	(426,173)	(426,173)
BALANCE, MARCH 31, 2013	$177,088	$290,514	$445,457	$9,473	$14,746,579	$2,003,248	$(2,365,990)	$15,306,369

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (dollars in thousands)
(Unaudited)

	For the Quarters Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$870,278	$901,806
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of Investment premiums and discounts, net	421,057	280,336
Amortization of intangibles	323	591
Amortization of deferred expenses	2,038	900
Amortization of contingent beneficial conversion feature on convertible senior notes	3,324	7,828
Net (gains) losses on sales of Agency mortgage-backed securities and debentures	(182,843)	(80,299)
Stock option and long-term compensation expense	817	1,849
Unrealized (gains) losses on interest rate swaps	(325,734)	(341,639)
Net unrealized (gains) losses on interest-only Agency mortgage-backed securities	(80,127)	(30,877)
Net (gains) losses on trading assets	14,829	(2,871)
Proceeds from repurchase agreements from RCap	237,569,485	127,052,942
Payments on repurchase agreements from RCap	(238,600,415)	(122,741,955)
Proceeds from reverse repurchase agreements to RCap	104,959,663	54,896,766
Payments on reverse repurchase agreements to RCap	(108,104,936)	(56,577,802)
Proceeds from reverse repurchase agreements to Shannon	376,198	93,892
Payments on reverse repurchase agreements to Shannon	(353,295)	(92,591)
Proceeds from securities borrowed	53,799,157	6,683,283
Payments on securities borrowed	(54,326,700)	(6,877,004)
Proceeds from securities loaned	110,725,140	32,002,954
Payments on securities loaned	(110,203,395)	(31,931,006)
Proceeds from U.S. Treasury Securities	21,683,636	15,808,494
Payments on U.S. Treasury Securities	(22,157,117)	(14,086,314)
Net payments on derivatives	(1,490)	849
Net change in:
Other assets	(14,779)	(5,918)
Accrued interest and dividend receivable	22,616	(10,568)
Advisory and service fees receivable	4,913	(58)
Accrued interest payable	(11,147)	(9,857)
Accounts payable and other liabilities	26,250	50,704
Net cash provided by (used in) operating activities	(3,882,254)	4,994,435
Cash flows from investing activities:
Payments on purchases of Agency mortgage-backed securities and debentures	(17,699,472)	(20,099,149)
Proceeds from sales of Agency mortgage-backed securities and debentures	15,484,409	4,770,341
Principal payments on Agency mortgage-backed securities	8,514,074	7,376,488
Proceeds from Agency debentures called	847,205	151,640
Payments on purchases of corporate debt	(3,483)	-
Principal payments on corporate debt	911	1,335
Net gains (losses) on other derivative securities	7,465	-
Earn out payment	-	(13,387)
Net cash provided by (used in) investing activities	7,151,109	(7,812,732)
Cash flows from financing activities:
Proceeds from repurchase agreements	101,631,583	82,930,109
Principal payments on repurchase agreements	(103,063,408)	(79,618,116)
Proceeds from exercise of stock options	265	1,842
Net proceeds from direct purchases and dividend reinvestments	761	-
Net (payments) proceeds from follow-on offerings	-	(231)
Net payment on share repurchase	(141,149)	-
Dividends paid	(450,146)	(556,744)
Net cash provided by (used in) financing activities	(2,022,094)	2,756,860
Net (decrease) increase in cash and cash equivalents	1,246,761	(61,437)
Cash and cash equivalents, beginning of period	615,789	994,198
Cash and cash equivalents, end of period	$1,862,550	$932,761

Supplemental disclosure of cash flow information:
Interest received	$1,188,202	$1,125,003
Dividends received	$7,097	$8,283

Statement continued on following page.

Statement continued from previous page.

Fees received	$18,453	$20,708
Interest paid (excluding interest paid on interest rate swaps)	$184,426	$134,099
Net interest paid on interest rate swaps	$226,463	$220,615
Taxes paid	$2,382	$21,401

Noncash investing activities:
Receivable for Investments sold	$1,292,478	$454,278
Payable for Investments purchased	$3,203,461	$5,708,412
Net change in unrealized loss on available-for-sale securities and interest rate swaps, net of reclassification adjustment	$(1,049,994)	$(242,558)

Noncash financing activities:
Dividends declared, not yet paid	$426,173	$534,401
Conversion of Series B cumulative preferred stock	-	$32,232
Contingent beneficial conversion feature on Convertible Senior Notes	$3,963	$23,321

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Annaly Capital Management, Inc. (“Annaly” or the “Company”) was incorporated in Maryland on November 25, 1996.  The Company commenced its operations of purchasing and managing an investment portfolio of mortgage-backed securities on February 18, 1997, upon receipt of the net proceeds from the private placement of equity capital, and completed its initial public offering on October 14, 1997.  The Company is a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”).  On June 4, 2004, the Company acquired Fixed Income Discount Advisory Company (“FIDAC”). FIDAC is a registered investment advisor and is a wholly owned taxable REIT subsidiary of the Company.  On June 27, 2006, the Company made a majority equity investment in an affiliated investment fund (the “Fund”), which is now wholly owned by the Company. During the third quarter of 2008, the Company formed RCap Securities, Inc. (“RCap”).  RCap was granted membership in the Financial Industry Regulatory Authority (“FINRA”) on January 26, 2009, and operates as a broker-dealer.  RCap is a wholly owned taxable REIT subsidiary of the Company.  On October 31, 2008, the Company acquired Merganser Capital Management, Inc. (“Merganser”).  Merganser is a registered investment advisor and is a wholly owned taxable REIT subsidiary of the Company. In 2010, the Company established Shannon Funding LLC (“Shannon”), which provides warehouse financing to residential mortgage originators in the United States.  In 2010, the Company also established Charlesfort Capital Management LLC (“Charlesfort”), which engages in corporate middle market lending transactions. In 2011, FIDAC established FIDAC Europe Limited (“FIDAC Europe”), which the Company sold in December 2012.  In 2011, the Company established FIDAC FSI LLC (“FIDAC FSI”), which invested in trading securities.  FIDAC FSI was liquidated in August 2012. In January 2013, the Company formed CXS Acquisition Corporation (“CXS Acquisition”).  CXS Acquisition was formed for the purpose of offering to acquire all of the shares of common stock of CreXus Investment Corp. (“CreXus”) that the Company did not already own.

A summary of the Company’s significant accounting policies follows:

Basis of Accounting

The accompanying consolidated financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP").

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, FIDAC, FIDAC FSI, FIDAC Europe, Merganser, RCap, Shannon, Charlesfort, the Fund and CXS Acquisition.  All intercompany balances and transactions have been eliminated in consolidation. Cash flows from RCap are reported as operating activities in the Consolidated Statements of Cash Flows.

Cash and Cash Equivalents - Cash and cash equivalents include cash on hand and cash held in money market funds on an overnight basis.  RCap is a member of various clearing organizations with which it maintains cash required for the conduct of its day-to-day clearance activities. Cash and securities deposited with clearing organizations are carried at cost, which approximates fair value, which was $377.8 million and $424.6 million at March 31, 2013 and December 31, 2012, respectively. The Company also maintains collateral in the form of cash on margin with a counterparty to its interest rate swaps of $87.9 million and $102.9 million at March 31, 2013 and December 31, 2012, respectively.

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

Securities borrowed and loaned transactions – RCap records securities borrowed and loaned transactions as collateralized financings.   Securities borrowed transactions require RCap to provide the counterparty with collateral in the form of cash, or other securities. RCap receives collateral in the form of cash or other securities for securities loaned transactions in an amount generally in excess of the fair value of the securities loaned.  RCap monitors the fair value of the securities borrowed and loaned on a daily basis, with additional collateral obtained or refunded as necessary.  Securities borrowed and securities loaned transactions are recorded at contract value.  For these transactions, the rebates accrued by the Company are recorded as interest income or expense.

U.S. Treasury Securities – RCap trades in U.S. Treasury securities for its proprietary portfolio, which consists of long and short positions on U.S Treasury notes and bonds. U.S. Treasury securities are classified as trading investments and are recorded on the trade date at cost. Changes in fair value are reflected in the Company’s Consolidated Statement of Operations and Comprehensive Income (Loss).  Generally the Company does not hold the U.S. Treasury notes and bonds to maturity and realizes gains and losses from trading those positions. Interest income or expense on U.S. Treasury notes and bonds is accrued based on the outstanding principal amount of those investments and their stated terms.

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

Investment Securities – Agency mortgage-backed securities, Agency debentures, and corporate debt are referred to herein as “Investment Securities.”  Although the Company generally intends to hold most of its Investment Securities until maturity, it may, from time to time, sell any of its Investment Securities as part of its overall management of its portfolio.  Investment Securities classified as available-for-sale are reported at fair values estimated by management that are compared to independent sources for reasonableness, with unrealized gains and losses reported as a component of stockholders’ equity. Investment Securities transactions are recorded on the trade date.  Realized gains and losses on sales of Investment Securities are determined using the average cost method. The Company’s investments in corporate debt are designated as held for investment, and are carried at their principal balance outstanding plus any premiums or discounts less allowances for loan losses. No allowance for loan losses was deemed necessary as of March 31, 2013 and December 31, 2012.

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

Equity Securities – The Company invests in equity securities that are classified as available-for-sale or trading.  Equity securities classified as available-for-sale are reported at fair value, based on market quotes, with unrealized gains and losses reported as a component of stockholders’ equity. Equity securities classified as trading are reported at fair value, based on market quotes, with unrealized gains and losses reported in the Consolidated Statements of Operations and Comprehensive Income (Loss).  Dividends are recorded in earnings based on the declaration date.

Other-Than-Temporary Impairment – Management evaluates available-for-sale securities for other-than-temporary impairment at least quarterly, and more frequently when economic or market concerns warrant such evaluation.  The Company determines if it (1) has the intent to sell the securities, (2) is more likely than not that it will be required to sell the securities before recovery, or (3) does not expect to recover the entire amortized cost basis of the securities.  Further, the security is analyzed for credit loss (the difference between the present value of cash flows expected to be collected and the amortized cost basis).  The credit loss, if any, will then be recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss), while the balance of losses related to other factors will be recognized as a component of stockholders’ equity.  There was no other-than-temporary impairment for the quarters ended March 31, 2013 and 2012.

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

The Company elected to net, by counterparty, the fair value of interest rate swap contracts.  These contracts contain legally enforceable provisions that allow for netting or setting off swap receivables and payables with each counterparty and, therefore, the fair value of those swap contracts are netted by counterparty.  The credit support annex provisions of the Company’s interest rate swap contracts allow the parties to mitigate their credit risk by requiring the party which is out of the money to post collateral. As the Company elects to net by counterparty the fair value of interest rate swap contracts, it also nets by counterparty any collateral exchanged as part of the interest rate swap contracts.  Substantially all collateral is non-cash collateral under these contracts.  In addition, the Company’s agreements with certain of its counterparties with whom it has both interest rate swap contracts and master repurchase agreements contain legally enforceable provisions that allow for netting or setting off on an aggregate basis all receivables, payables and collateral postings required under both the interest rate swap contract and the master repurchase agreement with respect to each such counterparty.

The Company may from time to time also use a variety of derivative instruments to economically hedge some of its exposure to market risks, including interest rate and prepayment risk.  Any such hedging transactions could take a variety of forms, including the use of derivative instruments such as interest rate swap agreements, interest rate swaptions or forward contracts.  The Company may also purchase or sell To-Be-Announced (“TBA”) securities, purchase or write put or call options on TBA securities or invest in other types of mortgage derivative securities.

RCap enters primarily into U.S. Treasury, Eurodollar, federal funds, U.S. equity index and currency futures and options contracts. RCap maintains a margin account which is settled daily with futures and options commission merchants. Changes in the unrealized gains or losses on the futures and options contracts as well as any foreign exchange gains and losses are reflected in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).  Unrealized gains (losses) are excluded from net income (loss) in arriving at cash flows from operating activities in the Consolidated Statements of Cash Flows.

Credit Risk – The Company has limited its exposure to credit losses on its portfolio of Agency mortgage-backed securities by only purchasing securities issued by Freddie Mac, Fannie Mae or Ginnie Mae and Agency debentures issued by the FHLB, Freddie Mac and Fannie Mae.  The payment of principal and interest on the Freddie Mac and Fannie Mae Agency mortgage-backed securities are guaranteed by those respective agencies, and the payment of principal and interest on Ginnie Mae Agency mortgage-backed securities are backed by the full faith and credit of the U.S. government.  Principal and interest on Agency debentures are guaranteed by the agency issuing the debenture.  Substantially all of the Company’s Investment Securities have an actual or implied “AAA” rating.  The Company faces credit risk on the portions of its portfolio which are not Agency mortgage-backed securities and Agency debentures.  The Company will have credit risk on commercial loans and securities.

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

Convertible Senior Notes – The Company records the 4% Convertible Senior Notes and 5% Convertible Senior Notes (collectively, the “Convertible Senior Notes”) at their contractual amounts, adjusted by the effects of a beneficial conversion feature and a contingent beneficial conversion feature (collectively, the “Conversion Features”).  This Conversion Features’ intrinsic value is included in “Additional paid-in capital” on the Company’s Consolidated Statements of Financial Condition and reduces the recorded liability amount associated with the Convertible Senior Notes.

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

Income Taxes - The Company has elected to be taxed as a REIT and intends to comply with the provisions of the Code, with respect thereto.  Accordingly, the Company will not be subjected to federal income tax to the extent of its distributions to shareholders and as long as certain asset, income and stock ownership tests are met.  The Company and its direct and indirect subsidiaries, FIDAC, Merganser and RCap, have made separate joint elections to treat these subsidiaries as taxable REIT subsidiaries.  As such, each of the taxable REIT subsidiaries are taxable as a domestic C corporation and subject to federal, state and local income taxes based upon their taxable income.  FIDAC Europe was located in Europe and was not required to pay United States income taxes.  FIDAC Europe was sold by the Company in December 2012.

The provisions of FASB ASC 740, Income Taxes, clarify the accounting for uncertainty in income taxes recognized in financial statements and prescribe a recognition threshold and measurement attribute for tax positions taken or expected to be taken on a tax return. ASC 740 also requires that interest and penalties related to unrecognized tax benefits be recognized in the financial statements. The Company does not have any unrecognized tax benefits that would affect its financial position.  Thus, no accruals for penalties and interest were necessary as of March 31, 2013.

Goodwill and Intangible Assets - The Company’s acquisitions of FIDAC and Merganser and FIDAC Europe’s acquisition of certain assets were accounted for using the acquisition method.  Under the acquisition method, net assets and results of operations of acquired companies are included in the consolidated financial statements from the date of acquisition. The costs of FIDAC and Merganser were allocated to the assets acquired, including identifiable intangible assets and the liabilities assumed based on their estimated fair values at the date of acquisition. The excess of purchase price over the fair value of the net assets acquired was recognized as goodwill.  In addition, FIDAC Europe acquired a customer relationship after its formation. Goodwill and intangible assets are periodically (but not less frequently than annually) reviewed for potential impairment.  Intangible assets with an estimated useful life are amortized over the expected life. During the quarters ended March 31, 2013 and 2012, there were no impairment losses recognized related to goodwill and intangible assets.

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

A Summary of Recent Accounting Pronouncements Follows:

Presentation

Balance Sheet (ASC 210)

On December 23, 2011, FASB released ASU 2011-11 Balance Sheet: Disclosures about Offsetting Assets and Liabilities.  Under this update, the Company will be required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and transactions subject to an agreement similar to a master netting arrangement.  The scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements and securities borrowing and securities lending arrangements.   This disclosure is intended to enable financial statement users to understand the effect of such arrangements on the Company’s financial position.  In January 2013, FASB released ASU 2013-01 Balance Sheet: Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which served solely to clarify the scope of financial instruments included in ASU 2011-11 as there was concern about diversity in practice.  The objective of these updates is to support further convergence of US GAAP and IFRS requirements.  The updates are effective for annual reporting periods beginning on or after January 1, 2013 and did not have a significant impact on the consolidated financial statements.

Comprehensive Income (ASC 220)

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

In February 2013, the FASB issued ASU 2013-02 Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  This update addresses the disclosure issue left open at the deferral under ASU 2011-12.  This update requires the provision of information about the amounts reclassified out of accumulated OCI by component. In addition, it requires presentation, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated OCI by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, a cross-reference must be provided to other disclosures required under U.S. GAAP that provide additional detail about those amounts.  This update is effective for reporting periods beginning after December 15, 2012.  Adoption of ASU 2013-02 did not have a significant impact on the consolidated financial statements.

Broad Transactions

Financial Services – Investment Companies (ASC 946)

In October 2011, the FASB issued a proposed ASU 2011-20, Financial Services-Investment Companies: Amendments to the Scope, Measurement, and Disclosure Requirements, which would amend the criteria in ASC 946 for determining whether an entity qualifies as an investment company.  As proposed, this ASU would affect the measurement, presentation and disclosure requirements for Investment Companies, as defined, amend the investment company definition in ASC 946, and remove the current exemption for Real Estate Investment Trusts from this topic.  If promulgated in its current form, this proposal may result in a material modification to the presentation of the Company’s consolidated financial statements.

On December 12, 2012, the FASB agreed that the accounting for real estate investments should be considered in a second phase of the Investment Companies project and that all REITs should be exempted from conclusions reached in phase I of the project.  The FASB has not yet agreed on the scope of phase II of the project.

The Company is monitoring developments related to this proposal and is evaluating the effects it would have on the Company’s consolidated financial statements.

2.    AGENCY MORTGAGE-BACKED SECURITIES

The following tables present the Company’s available-for-sale Agency mortgage-backed securities portfolio as of March 31, 2013 and December 31, 2012 which were carried at their fair value:

March 31, 2013	Freddie Mac	Fannie Mae	Ginnie Mae	Total Mortgage- Backed Securities
	(dollars in thousands)

Agency mortgage-backed securities, par value	$39,115,499	$61,622,413	$239,955	$100,977,867
Unamortized discount	(12,573)	(13,692)	(388)	(26,653)
Unamortized premium	1,959,152	3,398,430	36,257	5,393,839
Amortized cost	41,062,078	65,007,151	275,824	106,345,053

Gross unrealized gains	818,602	1,516,324	15,965	2,350,891
Gross unrealized losses	(166,212)	(271,927)	(1,134)	(439,273)

Estimated fair value	$41,714,468	$66,251,548	$290,655	$108,256,671

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(dollars in thousands)

Adjustable rate	$4,938,813	$223,387	$(2,401)	$5,159,799
Fixed rate	101,406,240	2,127,504	(436,872)	103,096,872

Total	$106,345,053	$2,350,891	$(439,273)	$108,256,671

December 31, 2012	Freddie Mac	Fannie Mae	Ginnie Mae	Total Mortgage- Backed Securities
	(dollars in thousands)

Agency mortgage-backed securities, par value	$44,296,234	$70,649,782	$273,988	$115,220,004
Unamortized discount	(9,515)	(12,315)	(389)	(22,219)
Unamortized premium	2,121,478	3,695,381	39,348	5,856,207
Amortized cost	46,408,197	74,332,848	312,947	121,053,992

Gross unrealized gains	1,166,299	1,913,334	17,583	3,097,216
Gross unrealized losses	(36,890)	(146,533)	(4,578)	(188,001)

Estimated fair value	$47,537,606	$76,099,649	$325,952	$123,963,207

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(dollars in thousands)

Adjustable rate	$5,786,718	$259,013	$(4,613)	$6,041,118
Fixed rate	115,267,274	2,838,203	(183,388)	117,922,089

Total	$121,053,992	$3,097,216	$(188,001)	$123,963,207

Actual maturities of Agency mortgage-backed securities are generally shorter than stated contractual maturities because actual maturities of Agency mortgage-backed securities are affected by the contractual lives of the underlying mortgages, periodic payments and prepayments of principal.  The following table summarizes the Company’s Agency mortgage-backed securities as of March 31, 2013 and December 31, 2012, according to their estimated weighted-average life classifications:

	March 31, 2013		December 31, 2012

Weighted-Average Life	Fair Value	Amortized Cost	Fair Value	Amortized Cost
	(dollars in thousands)
Less than one year	$655,460	$652,987	$1,264,094	$1,250,405
Greater than one year through five years	98,984,676	97,021,498	119,288,168	116,510,310
Greater than five years through ten years	8,487,896	8,543,055	3,104,073	2,992,054
Greater than 10 years	128,639	127,513	306,872	301,223
Total	$108,256,671	$106,345,053	$123,963,207	$121,053,992

The weighted-average lives of the Agency mortgage-backed securities at March 31, 2013 and December 31, 2012 in the table above are based upon data provided through subscription-based financial information services, assuming constant principal prepayment rates to the reset date of each security.  The prepayment model considers current yield, forward yield, steepness of the yield curve, current mortgage rates, mortgage rate of the outstanding loans, loan age, margin, volatility, and other factors.  The actual weighted average lives of the Agency mortgage-backed securities could be longer or shorter than estimated.

The following table presents the gross unrealized losses and estimated fair value of the Company’s Agency mortgage-backed securities by length of time that such securities have been in a continuous unrealized loss position at March 31, 2013 and December 31, 2012.

	Unrealized Loss Position For: (dollars in thousands)
	Less than 12 Months			12 Months or More			Total
	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities

March 31, 2013	$39,235,229	$(364,700)	376	$120,653	$(74,573)	31	$39,355,882	$(439,273)	407

December 31, 2012	$11,220,514	$(82,721)	187	$147,775	$(105,280)	39	$11,368,289	$(188,001)	226

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

During the quarter ended March 31, 2013, the Company sold $16.3 billion of Agency mortgage-backed securities, resulting in a net realized gain of $182.8 million.  During the quarter ended March 31, 2012, the Company sold $5.1 billion of Agency mortgage-backed securities, resulting in a net realized gain of $80.3 million. Average cost is used as the basis on which the realized gain or loss on sale is determined.

Agency interest-only mortgage-backed securities represent the right to receive a specified portion of the contractual interest flows of the underlying unamortized principal balance of specific Agency mortgage-backed securities.  As of March 31, 2013, Agency interest-only mortgage-backed securities had net unrealized losses of $64.5 million (consisting of net unrealized losses of $86.5 million included in accumulated deficit and net unrealized gains of $21.9 million included in other comprehensive income) and an amortized cost of $807.1 million.

3.             INVESTMENTS IN AFFILIATES, AVAILABLE-FOR-SALE EQUITY SECURITIES

Substantially all of the Company’s available-for-sale equity securities are shares of Chimera Investment Corporation (“Chimera”) and CreXus and are reported at fair value.  The Company owned approximately 45.0 million shares of Chimera at a fair value of approximately $143.5 million at March 31, 2013 and approximately 45.0 million shares of Chimera at a fair value of approximately $117.4 million at December 31, 2012.  At March 31, 2013 and December 31, 2012, the investment in Chimera had an unrealized gain of $4.6 million and an unrealized loss of $21.5 million, respectively. The Company owned approximately 9.5 million shares of CreXus at a fair value of approximately $124.1 million at March 31, 2013 and approximately 9.5 million shares of CreXus at a fair value of approximately $116.7 million at December 31, 2012.  At March 31, 2013 and December 31, 2012, the investment in CreXus had an unrealized loss of $1.4 million and an unrealized loss of $8.7 million, respectively.

The Company has evaluated the near-term prospects of its investment in affiliates in relation to the severity and length of time of the impairment.  Based on this evaluation, management has determined that its investment in affiliates is not considered to be other-than-temporarily impaired as of March 31, 2013 and December 31, 2012 as the Company has the intent and ability to retain its investments for a period of time sufficient to allow for any anticipated recovery in market value.

4.    GOODWILL

At March 31, 2013 and December 31, 2012 goodwill totaled $55.4 million.  Merganser’s prior owners received an additional payment of $13.4 million during the year ended December 31, 2012 relating to earn-out provisions in the merger agreement. This amount was recorded as additional goodwill.

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

Agency mortgage-backed securities, Agency debentures and interest rate swaps are valued using quoted prices, including dealer quotes, or internally estimated prices for similar assets.  The Company incorporates common market pricing methods, including a spread measurement to the Treasury curve as well as underlying characteristics of the particular security including coupon, periodic and life caps, rate reset period and expected life of the security in its estimates of fair value. Management reviews the fair values generated by the model to determine whether prices are reflective of the current market.  Management indirectly corroborates its estimates of the fair value using pricing models by comparing its results to independent prices provided by dealers in the securities and/or third party pricing services. Certain liquid asset classes, such as Agency fixed-rate pass-throughs, may be priced using independent sources such as quoted prices for TBA securities.

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

The fair value of U.S. Treasury securities and investments in affiliates are based on quoted prices in active markets.

	Level 1	Level 2	Level 3
At March 31, 2013	(dollars in thousands)
Assets:
U.S. Treasury Securities	$1,645,930	$-	-
Agency mortgage-backed securities	-	108,256,671	-
Agency debentures	-	3,970,279	-
Investment in affiliates	267,547	-	-
Liabilities:
U.S. Treasury Securities sold, not yet purchased	611,167	-	-
Interest rate swaps	-	2,259,173	-
Other derivative contracts	4,812	-	-

	Level 1	Level 2	Level 3
At December 31, 2012	(dollars in thousands)
Assets:
U.S. Treasury Securities	$752,076	$-	-
Agency mortgage-backed securities	-	123,963,207	-
Agency debentures	-	3,009,568	-
Investment in affiliates	234,120	-	-
Other derivative contracts	7,955	1,875	-
Liabilities:
U.S. Treasury Securities sold, not yet purchased	495,437	-	-
Interest rate swaps	-	2,584,907	-

The following table summarizes the estimated fair value for all financial assets and liabilities as of March 31, 2013 and December 31, 2012.

		March 31, 2013		December 31, 2012
	Level in Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
		(dollars in thousands)
Financial assets:
Cash and cash equivalents(1)	1	$1,862,550	$1,862,550	$615,789	$615,789
Reverse repurchase agreements(1)	1	4,933,465	4,933,465	1,811,095	1,811,095
U.S. Treasury Securities(2)	1	1,645,930	1,645,930	752,076	752,076
Securities borrowed(2)	2	2,688,485	2,688,485	2,160,942	2,160,942
Agency mortgage-backed securities	2	108,256,671	108,256,671	123,963,207	123,963,207
Agency debentures	2	3,970,279	3,970,279	3,009,568	3,009,568
Investment in affiliates(2)	1	267,547	267,547	234,120	234,120
Corporate debt(3)	2	66,539	67,130	63,944	64,271
Other derivatives(2)	1,2	-	-	9,830	9,830

Financial liabilities:
U.S. Treasury Securities sold, not yet purchased(2)	1	$611,167	$611,167	$495,437	$495,437
Repurchase agreements(1)(4)	1,2	100,322,942	100,828,852	102,785,697	103,332,832
Securities loaned(2)	2	2,330,060	2,330,060	1,808,315	1,808,315
Convertible Senior Notes(2)	1	824,902	909,255	825,541	899,192
Interest rate swaps	2	2,259,173	2,259,173	2,584,907	2,584,907
Other derivatives(2)	1,2	4,812	4,812	-	-

(1)	Carrying value approximates fair value due to the short-term maturities of these items.
(2)	Fair value is determined using end of day quoted prices in active markets.
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

6.    REPURCHASE AGREEMENTS

The Company had outstanding $100.3 billion and $102.8 billion of repurchase agreements with weighted average borrowing rates of 1.49% and 1.53%, after giving effect to the Company’s interest rate swaps, and weighted average remaining maturities of 198 days and 191 days as of March 31, 2013 and December 31, 2012, respectively.  Investment Securities and U.S. Treasury securities pledged as collateral under these repurchase agreements and interest rate swaps had an estimated fair value and accrued interest of $103.1 billion and $328.2 million at March 31, 2013, respectively, and $109.2 billion and $363.8 million at December 31, 2012, respectively.

At March 31, 2013 and December 31, 2012, the repurchase agreements had the following remaining maturities and weighted average rates:

	March 31, 2013		December 31, 2012
	Repurchase Agreements	Weighted Average Rate	Repurchase Agreements	Weighted Average Rate
	(dollars in thousands)
1 day	$6,664,087	0.32%	$-	-
2 to 29 days	26,451,593	0.46%	33,191,448	0.50%
30 to 59 days	13,129,666	0.44%	28,383,851	0.45%
60 to 89 days	8,705,572	0.36%	8,602,680	0.42%
90 to 119 days	11,103,023	0.47%	4,804,671	0.57%
Over 120 days	34,269,001	0.91%	27,803,047	1.03%
Total	$100,322,942	0.59%	$102,785,697	0.63%

Repurchase agreements and reverse repurchase agreements with the same counterparty and the same maturity are presented net in the Consolidated Statements of Financial Condition when the terms of the agreements permit netting. The following table summarizes gross amounts of repurchase agreements and reverse repurchase agreements, amounts offset in accordance with netting arrangements and net amounts of repurchase agreements and reverse repurchase agreements as presented in the Consolidated Statements of Financial Condition as of March 31, 2013 and December 31, 2012.

	March 31, 2013		December 31, 2012
	Reverse Repurchase Agreements	Repurchase Agreements	Reverse Repurchase Agreements	Repurchase Agreements
	(dollars in thousands)

Gross Amounts	$7,041,379	$102,430,856	$3,650,053	$104,624,655
Amounts Offset	(2,107,914)	(2,107,914)	(1,838,958)	(1,838,958)
Netted Amounts	$4,933,465	$100,322,942	$1,811,095	$102,785,697

7.    DERIVATIVE INSTRUMENTS

In connection with the Company’s interest rate risk management strategy, the Company economically hedges a portion of its interest rate risk by entering into derivative financial instrument contracts.  As of March 31, 2013, such instruments are comprised of interest rate swaps, which in effect modify the cash flows on repurchase agreements, or convert floating rate liabilities to fixed rates. The purpose of the swaps is to mitigate the risk of rising interest rates that affect the Company’s cost of funds. The use of interest rate swaps creates exposure to credit risk relating to potential losses that could be recognized if the counterparties to these instruments fail to perform their obligations under the contracts. In the event of a default by the counterparty, the Company could have difficulty obtaining its Investment Securities pledged as collateral for swaps. The Company’s interest rate swaps have not been designated as hedging instruments for accounting purposes.

The Company elected to net, by counterparty, the fair value of interest rate swap contracts.  These contracts contain legally enforceable provisions that allow for netting or setting off swap receivables and payables with each counterparty and, therefore, the fair value of those swap contracts are netted by counterparty. The following table summarizes notional amounts and unrealized gains (losses) of interest rate swap contracts on a gross basis, amounts offset in accordance with netting arrangements and net amounts as presented in the Consolidated Statements of Financial Condition as of March 31, 2013 and December 31, 2012.

	March 31, 2013
	Interest Rate Swaps - Asset		Interest Rate Swaps - Liability
	Notional	Unrealized Gains	Notional	Unrealized Losses
	(dollars in thousands)

Gross Amounts	$1,910,000	$46,612	$46,312,800	$2,305,785
Amounts Offset	(1,910,000)	(46,612)	1,910,000	(46,612)
Netted Amounts	-	-	$48,222,800	$2,259,173

	December 31, 2012
	Interest Rate Swaps - Asset		Interest Rate Swaps - Liability
	Notional	Unrealized Gains	Notional	Unrealized Losses
	(dollars in thousands)

Gross Amounts	$1,100,000	$26,020	$45,811,800	$2,610,927
Amounts Offset	(1,100,000)	(26,020)	1,100,000	(26,020)
Netted Amounts	-	-	$46,911,800	$2,584,907

The effect of interest rate swaps on the Consolidated Statements of Comprehensive Income (Loss) is as follows:

	Location on Consolidated Statements of Operations and Comprehensive Income (Loss)
	Realized Gains (Losses) on Interest Rate Swaps(1)	Realized Gains (Losses) on Termination of Interest Rate Swaps	Unrealized Gains (Losses) on Interest Rate Swaps
	(dollars in thousands)
For the Quarter Ended March 31, 2013	$(225,476)	$(16,378)	$325,734
For the Quarter Ended March 31, 2012	$(219,340)	$(2,385)	$341,639
(1) Net interest payments on interest rate swaps is presented in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) as realized gains (losses) on interest rate swaps.

The Company’s interest rate swap weighted average pay rate at March 31, 2013 was 2.08% and the weighted average receive rate was 0.23%.  The weighted average pay rate at December 31, 2012 was 2.21% and the weighted average receive rate was 0.24%.

Certain of the Company’s derivative contracts are subject to International Swaps and Derivatives Association Master Agreements (“ISDA”) which contain provisions that grant counterparties certain rights with respect to the applicable ISDA upon the occurrence of (i) negative performance that results in a decline in net assets in excess of specified thresholds or dollar amounts over set periods of time, (ii) the Company’s failure to maintain its REIT status, (iii) the Company’s failure to comply with limits on the amount of leverage, and (iv) the Company’s stock being delisted from the New York Stock Exchange (NYSE). Upon the occurrence of items (i) through (iv), the counterparty to the applicable ISDA has a right to terminate the ISDA in accordance with its provisions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position at March 31, 2013 is approximately $2.3 billion, including accrued interest, which represents the maximum amount the Company would be required to pay upon termination. This amount is fully collateralized.

In connection with RCap’s proprietary trading activities, it enters primarily into U.S. Treasury, Eurodollar, federal funds, German government and U.S. equity index futures and options contracts. RCap invests in futures and options contracts for economic hedging purposes to reduce exposure to changes in yields of its U.S. Treasury securities and for speculative purposes to achieve capital appreciation. The use of futures and options contracts creates exposure to credit risk relating to potential losses that could be recognized if the counterparties to these instruments fail to perform their obligations under the contracts. RCap uses an appropriately licensed futures commission merchant and options broker dealer to execute its orders to buy and sell futures and options contracts. RCap’s derivative contracts are presented in the Consolidated Statements of Financial Condition as Other derivatives.

8.    CONVERTIBLE SENIOR NOTES

In 2010, the Company issued $600.0 million in aggregate principal amount of its 4% convertible senior notes due 2015 (“4% Convertible Senior Notes”) for net proceeds of approximately $582.0 million.  Interest on the 4% Convertible Senior Notes is paid semi-annually at a rate of 4% per year and the 4% Convertible Senior Notes will mature on February 15, 2015 unless repurchased or converted earlier.  The 4% Convertible Senior Notes are convertible into shares of Common Stock at a conversion rate for each $1,000 principal amount of 4% Convertible Senior Notes.  The initial conversion rate was 46.6070, which was equivalent to an initial conversion price of approximately $21.4560 per share of Common Stock. The conversion rate at March 31, 2013 was 72.7592, which is equivalent to a conversion price of approximately $13.7440 per share of Common Stock.  The conversion rate is subject to adjustment in certain circumstances.  There is no limit on the total number of shares of Common Stock that the Company would be required to issue upon a conversion.

The intrinsic value of the contingent beneficial conversion feature was $79.8 million and $75.8 million at March 31, 2013 and December 31, 2012, respectively, which is reflected in Additional paid-in capital on the Company’s Consolidated Statements of Financial Condition, and reduces the recorded liability on the 4% Convertible Senior Notes. The unamortized contingent beneficial conversion feature of the 4% Convertible Senior Notes at March 31, 2013 and December 31, 2012 of $24.3 million and $22.7 million, respectively, is recognized in interest expense over the remaining life of the notes.

In May 2012, the Company issued $750.0 million in aggregate principal amount of its 5% convertible senior notes due 2015 (“5% Convertible Senior Notes”) for net proceeds of approximately $727.5 million.  Interest on the 5% Convertible Senior Notes is paid semi-annually at a rate of 5% per year and the 5% Convertible Senior Notes will mature on May 15, 2015 unless repurchased or converted earlier.  The 5% Convertible Senior Notes are convertible into shares of Common Stock at a conversion rate for each $1,000 principal amount of 5% Convertible Senior Notes.  The initial conversion rate and conversion rate at March 31, 2013 was 52.7969, which was equivalent to an initial conversion price of approximately $18.94 per share of Common Stock, subject to adjustment in certain circumstances.  Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of Common Stock or a combination of cash and shares of Common Stock, at the Company’s sole discretion. There is no limit on the total number of shares of Common Stock that the Company would be required to issue upon a conversion.

At issuance, the Company determined that the 5% Convertible Senior Notes included an equity component of $11.7 million, which is reflected in Additional paid-in capital on the Company’s Consolidated Statements of Financial Condition, and reduces the recorded liability on the 5% Convertible Senior Notes.  The $11.7 million discount to the principal amount of the Convertible Senior Notes is recognized in interest expense over the remaining life of the notes. At March 31, 2013, $8.3 million of the discount had not been reflected in interest expense.

The 4% Convertible Senior Notes due 2015 and the 5% Convertible Senior Notes due 2015 rank pari passu with each other. They are each general corporate obligations and therefore rank junior to collateralized debt of the company with respect to secured collateral.

The 4% Convertible Senior Notes and the 5% Convertible Senior Notes rank senior to the 7.875% Series A Cumulative Redeemable Preferred Stock, 7.625% Series C Cumulative Redeemable Preferred Stock and 7.50% Series D Cumulative Redeemable Preferred Stock.  The 7.875% Series A Cumulative Redeemable Preferred Stock, 7.625% Series C Cumulative Redeemable Preferred Stock and 7.50% Series D Cumulative Redeemable Preferred Stock rank pari passu with each other.

The 7.875% Series A Cumulative Redeemable Preferred Stock, 7.625% Series C Cumulative Redeemable Preferred Stock and 7.50% Series D Cumulative Redeemable Preferred Stock rank senior to the common stock of the Company.

9.   COMMON STOCK AND PREFERRED STOCK

(A)  Common Stock

During the quarter ended March 31, 2013, 20,000 options were exercised for an aggregate exercise price of $265,000. During the quarter ended March 31, 2012, 126,000 options were exercised for an aggregate exercise price of $1.8 million, respectively.

During the quarter ended March 31, 2013, the Company raised $761,000, by issuing 50,000 shares through the Direct Purchase and Dividend Reinvestment Program. During the quarter ended March 31, 2012, the Company did not raise proceeds through the Direct Purchase and Dividend Reinvestment Program.

During the quarter ended March 31, 2012, 1.3 million shares of 6.00% Series B Cumulative Convertible Preferred Stock (“Series C Preferred Stock”) were converted into 4.0 million shares of common stock.

On March 19, 2012, the Company entered into six separate Distribution Agency Agreements (“Distribution Agency Agreements”) with each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse Securities (USA) LLC, Goldman, Sachs & Co., J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC and RCap Securities, Inc. (together, the Agents).  Pursuant to the terms of the Distribution Agency Agreements, the Company may sell from time to time through the Agents, as its sales agents, up to 125,000,000 shares of the Company’s common stock. The Company did not make any sales under the Distribution Agency Agreements during the quarters ended March 31, 2013 and 2012.

On October 16, 2012, the Company announced that its Board of Directors has authorized the repurchase of up to $1.5 billion of its outstanding common shares over a 12 month period.  All common shares purchased are part of a publicly announced plan in open-market transactions. During the year ended December 31, 2012, the Company repurchased approximately 27.8 million shares of its outstanding common stock for $397.1 million, of which $141.1 million had not settled at December 31, 2012.  During the quarter ended March 31, 2013, the Company did not repurchase any shares of its outstanding common stock.

On May 16, 2012, the Company amended its charter through the filing of articles supplementary to its charter to reclassify 12,650,000 shares of authorized shares of Common Stock as 7.625% Series C Cumulative Redeemable Preferred Stock (“Series C Preferred Stock”).

In May 2012, the Company issued 12,000,000 shares of Series C Preferred Stock, with a par value of $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared).

On September 13, 2012, the Company amended its charter through the filing of articles supplementary to its charter to reclassify 18,400,000 shares of authorized shares of Common Stock as 7.50% Series D Cumulative Redeemable Preferred Stock (“Series D Preferred Stock”).

In September 2012, the Company issued 18,400,000 shares of Series D Preferred Stock, with a par value of $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared).

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

(B) Preferred Stock

At March 31, 2013 and December 31, 2012, the Company had issued and outstanding 7,412,500 shares of Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”), with a par value $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The Series A Preferred Stock is entitled to a dividend at a rate of 7.875% per year based on the $25.00 liquidation preference before the common stock is entitled to receive any dividends. The Series A Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not declared) exclusively at the Company's option commencing on April 5, 2009 (subject to the Company's right under limited circumstances to redeem the Series A Preferred Stock earlier in order to preserve its qualification as a REIT). The Series A Preferred Stock is senior to the Company's common stock and is on parity with the Series C Preferred Stock and Series D Preferred Stock with respect to dividends and distributions, including distributions upon liquidation, dissolution or winding up. The Series A Preferred Stock generally does not have any voting rights, except if the Company fails to pay dividends on the Series A Preferred Stock for six or more quarterly periods (whether or not consecutive). Under such circumstances, the Series A Preferred Stock, together with the Series C Preferred Stock and Series D Preferred Stock, will be entitled to vote to elect two additional directors to the Board, until all unpaid dividends have been paid or declared and restricted for payment.  In addition, certain material and adverse changes to the terms of the Series A Preferred Stock cannot be made without the affirmative vote of holders of at least two-thirds of the outstanding shares of Series A Preferred Stock, Series C Preferred Stock and Series D Preferred Stock. Through March 31, 2013, the Company had declared and paid all required quarterly dividends on the Series A Preferred Stock.

At March 31, 2013 and December 31, 2012, the Company had issued and outstanding 12,000,000 shares of Series C Preferred Stock, with a par value of $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The Series C Preferred Stock is entitled to a dividend at a rate of 7.625% per year based on the $25.00 liquidation preference before the common stock is entitled to receive any dividends. The Series C Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not declared) exclusively at the Company’s option commencing on May 16, 2017 (subject to the Company’s right under limited circumstances to redeem the Series C Preferred Stock earlier in order to preserve its qualification as a REIT or under limited circumstances related to a change of control of the Company). The Series C Preferred Stock is senior to the Company’s common stock and is on parity with the Series A Preferred Stock and Series D Preferred Stock with respect to dividends and distributions, including distributions upon liquidation, dissolution or winding up. The Series C Preferred Stock generally does not have any voting rights, except if the Company fails to pay dividends on the Series C Preferred Stock for six or more quarterly periods (whether or not consecutive). Under such circumstances, the Series C Preferred Stock, together with the Series A Preferred Stock and Series D Preferred Stock, will be entitled to vote to elect two additional directors to the Board, until all unpaid dividends have been paid or declared and restricted for payment. In addition, certain material and adverse changes to the terms of the Series C Preferred Stock cannot be made without the affirmative vote of holders of at least two-thirds of the outstanding shares of Series C Preferred Stock and Series A Preferred Stock and Series D Preferred Stock. Through March 31, 2013, the Company had declared and paid all required quarterly dividends on the Series C Preferred Stock.

At March 31, 2013 and December 31, 2012, the Company had issued and outstanding 18,400,000 shares of Series D Preferred Stock, with a par value of $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The Series D Preferred Stock is entitled to a dividend at a rate of 7.50% per year based on the $25.00 liquidation preference before the common stock is entitled to receive any dividends. The Series D Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not declared) exclusively at the Company’s option commencing on September 13, 2017 (subject to the Company’s right under limited circumstances to redeem the Series D Preferred Stock earlier in order to preserve its qualification as a REIT or under limited circumstances related to a change of control of the Company). The Series D Preferred Stock is senior to the Company’s common stock and is on parity with the Series A Preferred Stock and Series C Preferred Stock with respect to dividends and distributions, including distributions upon liquidation, dissolution or winding up. The Series D Preferred Stock generally does not have any voting rights, except if the Company fails to pay dividends on the Series D Preferred Stock for six or more quarterly periods (whether or not consecutive). Under such circumstances, the Series D Preferred Stock, together with the Series A Preferred Stock and Series C Preferred Stock, will be entitled to vote to elect two additional directors to the Board, until all unpaid dividends have been paid or declared and restricted for payment. In addition, certain material and adverse changes to the terms of the Series D Preferred Stock cannot be made without the affirmative vote of holders of at least two-thirds of the outstanding shares of Series D Preferred Stock. Through March 31, 2013, the Company had declared and paid all required quarterly dividends on the Series D Preferred Stock.

(C) Distributions to Shareholders

During the quarter ended March 31, 2013, the Company declared dividends to common shareholders totaling $426.2 million or $0.45 per share, which were paid to shareholders on April 29, 2013.  During the quarter ended March 31, 2013, the Company declared dividends to Series A Preferred Stock shareholders totaling approximately $3.6 million or $0.492 per share, Series C Preferred Stock shareholders totaling approximately $5.7 million or $0.477 per share and Series D Preferred Stock shareholders totaling approximately $8.6 million or $0.469, per share which were paid to preferred shareholders on April 1, 2013.

During the quarter ended March 31, 2012, the Company declared dividends to common shareholders totaling $534.4 million or $0.55 per share, which were paid to shareholders on April 26, 2012.  During the quarter ended March 31, 2012, the Company declared dividends to Series A Preferred Stock shareholders totaling approximately $3.6 million or $0.492 per share, and Series B Preferred Stock shareholders totaling approximately $289,000 or $0.375 per share, which were paid to preferred shareholders on April 2, 2012.

10.           NET INCOME PER COMMON SHARE

The following table presents a reconciliation of the net income and shares used in calculating basic and diluted earnings per share for the quarters ended March 31, 2013 and 2012.

	For the Quarter Ended
	March 31, 2013	March 31, 2012
Net income (loss)	$870,278	$901,806
Less: Preferred stock dividends	17,992	3,938
Net income (loss) available to common shareholders, prior to adjustment for dilutive potential common shares, if necessary	852,286	897,868
Add: Interest on Convertible Senior Notes, if dilutive	10,450	6,000
Net income (loss) available to common shareholders, as adjusted	$862,736	$903,868
Weighted average shares of common stock outstanding-basic	947,250	971,728
Add: Effect of dilutive stock options and Convertible Senior Notes, if dilutive	47,565	38,861
Weighted average shares of common stock outstanding-diluted	994,815	1,010,589

Options to purchase 3.4 million shares of common stock were outstanding and considered anti-dilutive as their exercise price and associated option expense exceeded the average stock price for the quarter ended March 31, 2013.  Options to purchase 2.8 million shares of common stock were outstanding and considered anti-dilutive as their exercise price and option expense exceeded the average stock price for the quarter ended March 31, 2012.

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

The Company has issued and outstanding the following stock options as of March 31, 2013 and 2012:

	For the Quarter Ended
	March 31, 2013		March 31, 2012
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding at the beginning of period	5,618,686	$15.74	6,216,805	$15.57
Granted	-	-	-	-
Exercised	(20,000)	13.25	(126,394)	14.57
Forfeited	(943,975)	16.57	-	-
Expired	-	-	-	-
Options outstanding at the end of period	4,654,711	$15.58	6,090,411	$15.59
Options exercisable at the end of the period	4,049,149	$15.93	4,325,299	$16.22

The weighted average remaining contractual term was approximately 4.3 years for stock options outstanding and approximately 4.0 years for stock options exercisable as of March 31, 2013. As of March 31, 2013, there was no unrecognized compensation cost related to nonvested share-based compensation awards.

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

12.           INCOME TAXES

For the period ended March 31, 2013 the Company is qualified to be taxed as a REIT. As a REIT, the Company is not subject to federal income tax to the extent that it distributes its taxable income to its shareholders.  To maintain qualification as a REIT, the Company must distribute at least 90% of its annual REIT taxable income to its shareholders and meet certain other requirements. It is generally the Company’s policy to distribute to its shareholders all of the Company’s taxable income except for the amount of taxable income attributable to certain employee remuneration deductions disallowed for tax purposes pursuant to Internal Revenue Code Section 162(m). Accordingly, in general, the Company is subject to federal, state and local income taxes on taxable income attributable to the Section 162(m) disallowance. It is assumed that the Company intends to retain its REIT status by complying with the REIT regulations and its distribution policy in the future. The state and city tax jurisdictions for which the Company is subject to tax filing obligations recognized the Company’s status as a REIT.

During the quarter ended March 31, 2013, the Company’s taxable REIT subsidiaries recorded $1.9 million of income tax expense for income attributable to those subsidiaries, and the portion of earnings retained based on Code Section 162(m) limitations. During the quarter ended March 31, 2013, the Company recorded $3.9 million of income tax expense for a portion of earnings retained based on Section 162(m) limitations.

During the quarter ended March 31, 2012, the Company’s taxable REIT subsidiaries recorded $1.8 million of income tax expense for income attributable to those subsidiaries, and the portion of earnings retained based on Code Section 162(m) limitations. During the quarter ended March 31, 2012, the Company recorded $14.7 million of income tax expense for a portion of earnings retained based on Section 162(m) limitations.

The Company’s effective tax rate differs from its combined federal, state, and city corporate statutory tax rate primarily due to the deduction of dividend distributions and Sec 162(m) limitations.

The Company’s 2009, 2010 and 2011 federal and state tax returns remain open for examination.

13.           LEASE COMMITMENTS AND CONTINGENCIES

Commitments

The Company has a non-cancelable lease for office space which commenced in May 2002 and expires in December 2014. Merganser has a non-cancelable lease for office space, which commenced on May 2003 and expires in May 2014. Merganser subleases a portion of its leased space to a subtenant. FIDAC has a lease for office space which commenced in October 2010 and expires in February 2016. The lease expense for the quarters ended March 31, 2013 and 2012 were $632,000 and $621,000, respectively. The Company’s aggregate future minimum lease payments total $4.9 million. The following table details the lease payments.

Year Ending December	Lease Commitment	Sublease Income	Net Amount
	(dollars in thousands)
2013 (remaining)	$2,203	$15	$2,188
2014	2,509	-	2,509
2015	159	-	159
2016	26	-	26
Later years	-	-	-
	$4,897	$15	$4,882

Contingencies

From time to time, the Company is involved in various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company’s consolidated financial statements and therefore no accrual is required as of March 31, 2013 and December 31, 2012.

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

The Company seeks to manage the extent to which net income changes as a function of changes in interest rates by matching adjustable-rate assets with variable-rate borrowings. The Company may seek to mitigate the potential impact on net income of periodic and lifetime coupon adjustment restrictions in the portfolio of Interest Earning Assets by entering into interest rate agreements such as interest rate caps and interest rate swaps. As of March 31, 2013 and December 31, 2012, the Company entered into interest rate swaps to pay a fixed rate and receive a floating rate of interest, with a total notional amount of $48.2 billion and $46.9 billion, respectively.

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

As a self clearing, registered broker dealer, RCap is required to maintain minimum net capital by the Financial Industry Regulatory Authority (“FINRA”). As of March 31, 2013 RCap had a minimum net capital requirement of $273,726. RCap consistently operates with capital significantly in excess of its regulatory capital requirements. RCap’s regulatory net capital as defined by SEC Rule 15c3-1, as of March 31, 2013 was $295.5 million with excess net capital of $295.2 million.

16.           RELATED PARTY TRANSACTIONS

For the quarters ended March 31, 2013 and 2012 the Company recorded advisory fees from Chimera and CreXus totaling $9.3 million and $16.4 million, respectively. At March 31, 2013 and December 31, 2012, the Company had amounts receivable from Chimera and CreXus of $9.2 million and $14.1 million, respectively.

17.           SUBSEQUENT EVENTS

On April 17, 2013, the Company, through its wholly owned subsidiary CXS Acquisition purchased approximately 55.1 million shares of CreXus, at a purchase price of $13.05206 per share for an aggregate cost of approximately $718.7 million. The purchased shares increased Annaly’s direct and indirect ownership to approximately 84.3% of CreXus’ common stock. CXS Acquisition exercised its option to purchase, at a purchase price of $13.05206 per share, the number of newly-issued shares of CreXus common stock necessary for CXS Acquisition to own one share more than 90% of the outstanding CreXus shares.  CXS Acquisition will be merged with and into CreXus in a transaction in which each share of CreXus common stock that was not tendered, except shares owned by the Company or CXS Acquisition, will be converted into the right to receive $13.05206, in cash, subject to any required withholding taxes.  The Company intends to complete the merger with CreXus on May 23, 2013.

ITEM 2          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

Certain statements contained in this quarterly report, and certain statements contained in our future filings with the Securities and Exchange Commission (the SEC or the Commission"), in our press releases or in our other public or shareholder communications may not be based on historical facts and are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements, which are based on various assumptions, (some of which are beyond our control) may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as "may," "will," "believe," "expect," "anticipate," "continue," or similar terms or variations on those terms, or the negative of those terms. Actual results could differ materially from those set forth in forward-looking statements due to a variety of factors, including, but not limited to, changes in interest rates, changes in the yield curve, changes in prepayment rates, the availability of mortgage-backed securities and other securities for purchase, the availability of financing, and, if available, the terms of any financings, changes in the market value of our assets, changes in business conditions and the general economy, our ability to integrate the commercial mortgage business, our ability to consummate any contemplated investment opportunities and other corporate transactions, changes in governmental regulations affecting our business, our ability to maintain our classification as a REIT for federal income tax purposes, our ability to maintain our exemption from registration under the Investment Company Act of 1940, and risks associated with the business of our subsidiaries, including the investment advisory businesses of our subsidiaries, including the removal by their clients of assets they manage, their regulatory requirements, and competition in the investment advisory business, and risks associated with the broker dealer business of our subsidiary. For a discussion of the risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, see our most recent Annual Report on Form 10-K and any subsequent Quarterly Reports on Form 10-Q. We do not undertake and specifically disclaim any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

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

Overview

We own, manage and finance a portfolio of real estate related investments, including mortgage pass-through certificates, collateralized mortgage obligations (or CMOs), Agency callable debentures, and other securities representing interests in or obligations backed by pools of mortgage loans. Our principal business objective is to generate net income for distribution to our stockholders from our Investment Securities and from dividends we receive from our subsidiaries. Our wholly-owned subsidiaries offer diversified real estate, asset management and other financial services. While we remain committed to the Agency market, given the current environment, we believe it is prudent to diversify a portion of our investment portfolio. Therefore, we may allocate up to 25% of our stockholders’ equity to real estate assets other than Agency mortgage-backed securities.

We are a Maryland corporation that commenced operations on February 18, 1997. We are self-advised and self-managed. We acquired Fixed Income Discount Advisory Company (or FIDAC) on June 4, 2004 and Merganser Capital Management, Inc. (or Merganser) on October 31, 2008. FIDAC and Merganser manage a number of investment vehicles and separate accounts for which they earn fee income. Our subsidiary, RCap Securities, Inc. (or RCap), operates as a broker-dealer, and was granted membership in the Financial Industry Regulatory Authority (or FINRA) in January 2009. In 2010, we established Shannon Funding LLC (or Shannon), which provides warehouse financing to residential mortgage originators in the United States. In 2010, we also established Charlesfort Capital Management LLC (or Charlesfort), which engages in corporate middle market lending transactions. We also own an additional subsidiary which owns trading securities. In January 2013, we formed CXS Acquisition Corporation (or CXS Acquisition) for the purpose of offering to acquire all of the shares of common stock of CreXus Investment Corp. (or CreXus) that we did not already own.

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

As disclosed in the notes to our consolidated financial statements, on April 17, 2013, we, through a wholly-owned subsidiary, accepted for purchase approximately 55.1 million shares of CreXus, at a purchase price of $13.05206 per share for an aggregate cost of approximately $718.7 million.   We intend to complete the purchase of CreXus through a short-form merger in May 2013.

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

Factors That May Impact Our Financial Results

The results of our operations are affected by various factors, many of which are beyond our control. Our results of operations primarily depend on, among other things, our net interest income, the market value of our assets and the supply of and demand for such assets. Our net interest income, which reflects the amortization of purchase premiums and accretion of discounts, varies primarily as a result of changes in interest rates, borrowing costs and prepayment speeds, the behavior of which involves various risks and uncertainties. Prepayment speeds, as reflected by the Constant Prepayment Rate, or CPR, and interest rates vary according to the type of investment, conditions in financial markets, competition and other factors, none of which can be predicted with any certainty. In general, as prepayment speeds on our Agency mortgage-backed securities portfolio increase, related purchase premium amortization increases, thereby reducing the net yield on such assets. The CPR on our Agency mortgage-backed securities portfolio averaged 18% and 19% for the quarters ended March 31, 2013 and December 31, 2012, respectively. Since changes in interest rates may significantly affect our activities, our operating results depend, in large part, upon our ability to effectively manage interest rate risks and prepayment risks while maintaining our status as a REIT. We continue to explore alternative business strategies, alternative investments and other strategic initiatives to complement our core business strategy of investing, on a leveraged basis, in high quality Investment Securities. No assurance, however, can be provided that any such strategic initiative will or will not be implemented in the future.

The table below provides quarterly information regarding our average interest-earning assets, total interest income, yield on average interest-earning assets, average interest-bearing liabilities, economic interest expense, cost of funds on average interest-bearing liabilities, economic net interest income and net interest rate spreads for the periods presented.

	Average Interest- Earning Assets(1)	Total Interest Income	Yield on Average Interest- Earning Assets	Average Interest- Bearing Liabilities	Economic Interest Expense (2)	Cost of Funds on Average Interest- Bearing Liabilities	Economic Net Interest Income(3)	Net Interest Rate Spread
	(ratios for the quarters have been annualized, dollars in thousands)
Quarter Ended March 31, 2013	$124,414,754	$737,217	2.37%	$110,722,615	$403,066	1.46%	$334,151	0.91%
Year Ended December 31, 2012	$116,356,100	$3,259,145	2.80%	$103,362,717	$1,560,941	1.51%	$1,698,204	1.29%
Quarter Ended December 31, 2012	$123,378,860	$756,661	2.45%	$110,257,173	$413,646	1.50%	$343,015	0.95%
Quarter Ended September 30, 2012	$119,880,120	$761,265	2.54%	$106,973,056	$406,165	1.52%	$355,100	1.02%
Quarter Ended June 30, 2012	$116,458,864	$886,324	3.04%	$103,668,465	$388,445	1.50%	$497,879	1.54%
Quarter Ended March 31, 2012	$105,706,554	$854,895	3.23%	$92,552,175	$352,685	1.52%	$502,210	1.71%

(1)	Does not reflect unrealized gains/ (losses) or premium/ (discount).
(2)	Economic interest expense includes interest expense on interest rate swaps.
(3)	Economic net interest income includes interest expense on interest rate swaps.

Our net interest rate spread declined in the first quarter of 2013 and each quarter in 2012. The declining net interest rate spread is primarily attributable to the continuing low interest rate environment which reduces the net yield on our Agency mortgage-backed securities portfolio.

The following table presents the CPR experienced on our Agency mortgage-backed securities portfolio, on an annualized basis, for the quarterly periods presented.

Quarter Ended	CPR
March 31, 2013	18%
December 31, 2012	19%
September 30, 2012	20%
June 30, 2012	19%
March 31, 2012	19%

GAAP and Non-GAAP Reconciliation

This Management Discussion and Analysis section contains analysis and discussion of non-GAAP measurements reflected in the Management’s Discussion and Analysis of Financial Condition and Results of Operations. The non-GAAP measurements are economic interest expense and economic net interest income.

For the purpose of calculating average interest-earning assets and interest-bearing liabilities, daily balances are used.  For the purpose of computing net interest income and ratios relating to cost of funds measures throughout this report, interest expense includes interest expense on interest rate swaps, which is recordeds in the Consolidated Statements of Comprehensive Income as Realized gains (losses) on interest rate swaps. Interest rate swaps are used to hedge the increase in interest expense on repurchase agreements in a rising rate environment. Presenting the contractual interest payments on interest rate swaps with the interest expense on interest-bearing liabilities reflects total contractual interest payments. This presentation depicts the economic value of our investment strategy. Interest expense, including interest payments on interest rate swaps, is referred to as economic interest expense. Net interest income, including interest payments on interest rate swaps, is referred to as economic net interest income.

The following table compares the GAAP and non-GAAP measurements reflected in the Management’s Discussion and Analysis of Financial Condition and Results of Operations. The non-GAAP measurements are economic interest expense and economic net interest income.

	GAAP Interest Expense	Add: Realized Losses on Interest Rate Swaps	Economic Interest Expense	GAAP Net Interest Income	Less: Realized Losses on Interest Rate Swaps	Economic Net Interest Income
	(dollars in thousands)
For the Quarter Ended March 31, 2013	$177,590	$225,476	$403,066	$559,627	$225,476	$334,151
For the Year Ended December 31, 2012	$667,172	$893,769	$1,560,941	$2,591,973	$893,769	$1,698,204
For the Quarter Ended December 31, 2012	$185,491	$228,155	$413,646	$571,170	$228,155	$343,015
For the Quarter Ended September 30, 2012	$181,893	$224,272	$406,165	$579,372	$224,272	$355,100
For the Quarter Ended June 30, 2012	$166,443	$222,002	$388,445	$719,881	$222,002	$497,879
For the Quarter Ended March 31, 2012	$133,345	$219,340	$352,685	$721,550	$219,340	$502,210

We believe that economic interest expense and economic net interest income provide meaningful information to consider, in addition to the respective amounts prepared in accordance with GAAP. The non-GAAP measures help us to evaluate our financial position and performance without the effects of certain transactions and GAAP adjustments that are not necessarily indicative of our current investment portfolio and operations.

Our presentation of the economic value of our investment strategy has important limitations.  Other market participants may calculate economic interest expense and economic net interest income differently than we calculate them.

Although we believe that the calculation of the economic value of our investment strategy described above helps our financial position and performance without the effects of certain transactions, it is of limited usefulness as an analytical tool.  Therefore, the economic value of our investment strategy should not be viewed in isolation and is not a substitute for interest expense and net interest income computed in accordance with GAAP.

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

Valuation of Financial Instruments

Agency mortgage-backed securities and debentures:

There is an active market for Agency mortgage-backed securities and debentures.  Since we primarily invest in securities that can be measured from actively quoted prices, there is a high degree of observable inputs and less subjectivity in measuring fair value.  Internal market values are determined using quoted prices from the TBA market, the Treasury curve, and the underlying characteristics of the individual securities, which may include coupon, periodic and life caps, reset dates, and the expected life of the security.  All internal market values are compared to external sources or dealer quotes to determine reasonableness.  Additionally, securities used as collateral for repurchase agreements are priced daily by counterparties to ensure sufficient collateralization, providing additional verification of our internal pricing.

Interest rate swaps:

We use the overnight indexed swap (“OIS”) curve as an input to value substantially all of our interest rate swaps. We believe using the OIS curve, which reflects the interest rate typically paid on cash collateral, enables us most accurately determine the fair value of interest rate swaps.  Consistent with market practice, we have negotiated agreements with certain counterparties to exchange collateral (“margining”) based on the level of fair values of the interest rate swaps. Through this margining process, one party or each party to a derivative contract provides the other party with information about the fair value of the derivative contract to calculate the amount of collateral required, providing additional verification of our recorded fair value of the interest rate swaps.

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

Exposure to European financial counterparties

A significant portion of our Agency mortgage-backed securities are financed with repurchase agreements.  We secure our borrowings under these agreements by pledging our Agency mortgage-backed securities as collateral to the lender.  The collateral we pledge exceeds the amount of the borrowings under each agreement, typically with the extent of over-collateralization being at least 3% of the amount borrowed.  If the counterparty to the repurchase agreement defaults on its obligations and we are not able to recover our pledged assets, we are at risk of losing the amount of over-collateralization.  The amount of this exposure is the difference between the amount loaned to us plus interest due to the counterparty and the fair value of the collateral pledged by us to the lender including accrued interest receivable on such collateral.

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

Over the past several years, several large European financial institutions have experienced financial difficulty and have been either rescued by government assistance or by other large European banks or institutions.  Some of these financial institutions or their U.S. subsidiaries have provided us financing under repurchase agreements or we have entered into interest rate swaps with such institutions.  We have entered into repurchase agreements and/or interest rate swaps with 12 financial institution counterparties that are either domiciled in Europe or a U.S.-based subsidiary of a European domiciled financial institution.  The following table summarizes our exposure to such counterparties at March 31, 2013.

Country	Number of Counterparties	Repurchase Agreement Financing	Interest Rate Swaps at Fair Value	Exposure(1)	Exposure as a Percentage of Total Assets
(dollars in thousands)
France	4	$4,775,443	$(161,669)	$276,545	0.22%
Germany	1	2,726,602	(299,010)	175,997	0.14%
Netherlands	2	4,754,675	(23,762)	299,414	0.24%
Scotland	1	1,244,381	-	76,836	0.06%
Switzerland	2	4,598,962	(343,400)	351,954	0.28%
England	2	12,713,538	(113,197)	611,734	0.49%
Total	12	$30,813,601	$(941,038)	$1,792,480	1.43%
(1)
Represents the amount of cash and/or securities pledged as collateral to each counterparty less the aggregate of repurchase agreement financing and unrealized loss on interest rate swaps for each counterparty.

At March 31, 2013, we did not use credit default swaps or other forms of credit protection to hedge the exposures summarized in the table above.

If the European economic crisis continues to impact these major European financial institutions, it is possible that it will also impact the operations of their U.S. subsidiaries. Our financings and operations could be adversely affected by such events. We monitor our exposure to our repurchase agreement and swap counterparties on a regular basis, using various methods, including review of recent rating agency actions, financial relief plans, credit spreads or other developments and by monitoring the amount of cash and securities collateral pledged and the associated loan amount under repurchase agreements and/or the fair value of swaps with our counterparties. We make reverse margin calls on our counterparties to recover excess collateral as permitted by the agreements governing our financing arrangements or interest rate swaps, or may try to take other actions to reduce the amount of our exposure to a counterparty when necessary.

Results of Operations:

Net Income Summary

For the quarter ended March 31, 2013, our net income was $870.3 million or $0.90 per average common share, as compared to net income of $901.8 million or $0.92 per average common share for the quarter ended March 31, 2012. Net income per average share declined by $0.02 and total net income decreased $31.5 million for the quarter ended March 31, 2013, when compared to the quarter ended March 31, 2012. We attribute the majority of the decrease in net income for the quarter ended March 31, 2013 from the quarter ended March 31, 2012 to the decline in economic net interest income of $168.1 million (due to decreased yield on interest earning assets), which was partially offset by the increase in realized gains on disposal of investments of $102.5 million for the quarter ended March 31, 2013 when compared to the quarter ended March 31, 2012.

The table below presents the net income summary for the quarters ended March 31, 2013 and 2012.

Net Income Summary
(dollars in thousands, except for per share data)
	For the Quarters Ended March 31,
	2013	2012
Interest income:
Investments	$728,609	$850,959
U.S. Treasury Securities	5,996	1,418
Securities loaned	2,612	2,518
Total interest income	737,217	854,895

Interest expense:
Repurchase agreements	157,064	113,914
Convertible Senior Notes	15,813	14,727
U.S. Treasury Securities sold, not yet purchased	2,788	2,644
Securities borrowed	1,925	2,060
Total interest expense	177,590	133,345

Net interest income	559,627	721,550
Other income (loss):
Investment advisory and other fee income	13,540	20,766
Net gains (losses) on disposal of investments	182,843	80,299
Dividend income from affiliates	6,431	7,521
Net gains (losses) on trading assets	1,549	5,256
Net unrealized gains (losses) on interest-only Agency mortgage-backed securities	80,127	30,877
Subtotal	284,490	144,719
Realized gains (losses) on interest rate swaps(1)	(225,476)	(219,340)
Realized gains (losses) on termination of interest rate swaps	(16,378)	(2,385)
Unrealized gains (losses) on interest rate swaps	325,734	341,639
Subtotal	83,880	119,914
Total other income (loss)	368,370	264,633
Expenses:
Compensation expense	38,443	59,014
Other general and administrative expenses	13,469	8,901
Total expenses	51,912	67,915

Income (loss) before income taxes	876,085	918,268

Income taxes	(5,807)	(16,462)

Net income (loss)	870,278	901,806

Dividends on preferred stock	17,992	3,938

Net income (loss) available (related) to common shareholders	$852,286	$897,868

Net income (loss) per share available (related) to common shareholders:
Basic	$0.90	$0.92
Diluted	$0.87	$0.89

Weighted average number of common shares outstanding:
Basic	947,249,901	971,727,701
Diluted	994,815,169	1,010,588,609

Average total assets	$129,477,076	$114,955,771
Average equity	$15,615,407	$15,866,760

Return on average total assets	2.69%	3.14%
Return on average equity	22.29%	22.73%
(1)	Interest expense related to the Company’s interest rate swaps is recorded in realized gains (losses) on interest rate swaps on the Consolidated Statements of Comprehensive Income.

Interest Income and Average Earning Asset Yield

Our interest income for the quarters ended March 31, 2013 and 2012 was $737.2 million and $854.9 million, respectively. We had average interest earning assets of $124.4 billion and $105.7 billion, and the yield on our average interest earning assets was 2.37% and 3.23% for the quarters ended March 31, 2013 and 2012, respectively. Even though our average interest earning assets increased for the quarter ended March 31, 2013 by $18.7 billion when compared to the quarter ended March 31, 2012, interest income decreased by $117.7 million, due to the decline in yield on interest earning assets of 0.86%.

Economic Interest Expense and the Cost of Interest-Bearing Liabilities

Our largest expense is the cost of interest-bearing liabilities and net interest payments on interest rate swaps. We had average interest-bearing liabilities of $110.7 billion and total economic interest expense of $403.1 million, which includes $225.5 million in interest expense on interest rate swaps, for the quarter ended March 31, 2013. We had average interest-bearing liabilities of $92.6 billion and total economic interest expense of $352.7 million, which includes $219.3 million in interest expense on interest rate swaps, for the quarter ended March 31, 2012. Our cost of funds on average` interest-bearing liabilities was 1.46%, including interest expense on interest rate swaps, for the quarter ended March 31, 2013 and 1.52% for the quarter ended March 31, 2012. Economic interest expense, including interest expense on interest rate swaps, for the quarter ended March 31, 2013 increased by $50.4 million when compared to the quarter ended March 31, 2012, due to the increase in interest-bearing liabilities and the increase in notional amounts on interest rate swaps. The cost of interest-bearing liabilities decreased by 6 basis points and the average interest-bearing liabilities increased by $18.2 billion for the quarter ended March 31, 2013, when compared to the quarter ended March 31, 2012.

The table below shows our average interest-bearing liabilities and cost of funds on average interest-bearing liabilities as compared to average one-month and average six-month LIBOR for the periods presented.

Cost of Funds on Average Interest-Bearing Liabilities
(Quarterly ratios have been annualized, dollars in thousands)

	Average Interest- Bearing Liabilities	Interest- Bearing Liabilities at Period End	Economic Interest Expense(1)	Cost of Funds on Average Interest- Bearing Liabilities	Average One- Month LIBOR	Average Six- Month LIBOR	Average One- Month LIBOR Relative to Average Six- Month LIBOR	Cost of Funds on Average Interest- Bearing Liabilities Relative to Average One- Month LIBOR	Cost of Funds on Average Interest- Bearing Liabilities Relative to Average Six- Month LIBOR
For the Quarter Ended March 31, 2013	$110,722,615	$104,089,071	$403,066	1.46%	0.20%	0.47%	(0.27%)	1.26%	0.99%
For the Year Ended December 31, 2012	$103,362,717	$105,914,990	$1,560,941	1.51%	0.24%	0.69%	(0.45%)	1.27%	0.82%
For the Quarter Ended December 31, 2012	$110,257,173	$105,914,990	$413,646	1.50%	0.21%	0.54%	(0.33%)	1.29%	0.96%
For the Quarter Ended September 30, 2012	$106,973,056	$104,700,613	$406,165	1.52%	0.24%	0.71%	(0.47%)	1.28%	0.81%
For the Quarter Ended June 30, 2012	$103,668,465	$101,004,741	$388,445	1.50%	0.24%	0.73%	(0.49%)	1.26%	0.77%
For the Quarter Ended March 31, 2012	$92,552,175	$95,700,039	$352,685	1.52%	0.26%	0.76%	(0.50%)	1.26%	0.76%
(1)	Economic interest expense includes interest expense on interest rate swaps.

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

Economic Net Interest Income

Our economic net interest income, including interest expense on interest rate swaps, totaled $334.2 million, and $502.2 million for the quarters ended March 31, 2013 and 2012, respectively. Even though our average interest-earning assets increased during the quarter ended March 31, 2013, as compared to the quarter ended March 31, 2012, by $18.7 billion, economic net interest income declined. The decline was due to reduced economic interest rate spread. Our economic net interest rate spread for the quarter ended March 31, 2013 was 0.91% , as compared to the interest rate spread for the quarter ended March 31, 2012 of 1.71%.

The table below shows our average interest earning assets, total interest income, yield on average interest earning assets, average interest-bearing liabilities, economic interest expense, cost of funds on average interest bearing liabilities, economic net interest income, and net interest rate spread for the quarter ended March 31, 2013, the year ended December 31, 2012 and the four quarters in 2012.

Economic Net Interest Income
 (Quarterly ratios have been annualized, dollars in thousands)

	Average Interest Earning Assets	Total Interest Income	Yield on Average Interest Earning Assets	Average Interest- Bearing Liabilities	Economic Interest Expense(1)	Cost of Funds on Average Interest- Bearing Liabilities	Economic Net Interest Income (1)	Net Interest Rate Spread
For the Quarter Ended March 31, 2013	$124,414,754	$737,217	2.37%	$110,722,615	$403,066	1.46%	$334,151	0.91%
For the Year Ended December 31, 2012	$116,356,100	$3,259,145	2.80%	$103,362,717	$1,560,941	1.51%	$1,698,204	1.29%
For the Quarter Ended December 31, 2012	$123,378,860	$756,661	2.45%	$110,257,173	$413,646	1.50%	$343,015	0.95%
For the Quarter Ended September 30, 2012	$119,880,120	$761,265	2.54%	$106,973,056	$406,165	1.52%	$355,100	1.02%
For the Quarter Ended June 30, 2012	$116,458,864	$886,324	3.04%	$103,668,465	$388,445	1.50%	$497,879	1.54%
For the Quarter Ended March 31, 2012	$105,706,554	$854,895	3.23%	$92,552,175	$352,685	1.52%	$502,210	1.71%
(1)	Economic interest expense and economic net interest income include interest expense on interest rate swaps.

Investment Advisory and Other Fee Income

FIDAC and Merganser are registered investment advisors specializing in managing fixed income securities.  Net investment advisory and fees for the quarters ended March 31, 2013 and 2012 totaled $13.5 million and $20.8 million, respectively, net of fees paid to third parties pursuant to distribution service agreements for facilitating and promoting distribution of shares or units to FIDAC’s and Merganser’s clients.

Gains and Losses on Sales of Agency Mortgage-Backed Securities and Agency Debentures

For the quarters ended March 31, 2013 and 2012, we disposed of investments with a carrying value of $17.2 billion and $5.3 billion for an aggregate net gain of $182.8 million and $80.3 million, respectively. We do not expect to sell assets on a frequent basis, but may from time to time sell existing assets to acquire new assets, which our management believes might have higher risk-adjusted returns, or to manage our balance sheet as part of our asset/liability management strategy.

Dividend Income from Available-For-Sale Equity Securities

Dividend income from our investments in Chimera Investment Corporation and CreXus, which are managed pursuant to management contracts by our wholly owned subsidiary FIDAC, totaled $6.4 million and $7.5 million for the quarters ended March 31, 2013 and 2012, respectively.

General and Administrative Expenses

General and administrative (or G&A) expenses were $51.9 million and $67.9 million for the quarters ended March 31, 2013 and 2012, respectively. G&A expenses as a percentage of average total assets were 0.16% and 0.24% for the quarters ended March 31, 2013 and 2012, respectively. The decrease in G&A expenses of $16.0 million for the quarter ended March 31, 2013 when compared to the quarter ended March 31, 2012 was primarily the result of decreased compensation costs related to us and our subsidiaries.

The table below shows our total G&A expenses as compared to average total assets and average equity for the periods presented.

G&A Expenses and Operating Expense Ratios
(ratios for the quarters have been annualized, dollars in thousands)

	Total G&A Expenses	Total G&A Expenses/Average Assets	Total G&A Expenses/Average Equity
For the Quarter Ended March 31, 2013	$51,912	0.16%	1.33%
For the Year Ended December 31, 2012	$235,559	0.19%	1.45%
For the Quarter Ended December 31, 2012	$40,084	0.12%	0.97%
For the Quarter Ended September 30, 2012	$63,004	0.19%	1.51%
For the Quarter Ended June 30, 2012	$64,556	0.21%	1.60%
For the Quarter Ended March 31, 2012	$67,915	0.24%	1.71%

Net Income and Return on Average Equity

Our net income was $870.3 million for the quarter ended March 31, 2013 and our net income was $901.8 million for the quarter ended March 31, 2012. Our return on average equity was 22.29% for the quarter ended March 31, 2013, and our return on average equity was 22.73% for the quarter ended March 31, 2012. Net income decreased by $31.5 million for the quarter ended March 31, 2013, as compared to the quarter ended March 31, 2012.  We attribute the majority of the decrease in net income for the quarter ended March 31, 2013 from the quarter ended March 31, 2012 to decline in economic net interest income of $168.1 million, which was partially offset by the increase in realized gains on sales of Agency mortgage-backed securities of $102.5 million for the quarter ended March 31, 2013.

The table below shows the components of our return on average equity for the periods presented.

Components of Return on Average Equity
(Ratios for the quarters have been annualized)
	Economic Net Interest Income/ Average Equity(1)	Net Investment Advisory and Service Fees/Average Equity	Realized and Unrealized Gains and Losses/ Average Equity	Dividend Income from Available- For-Sale Equity Securities/ Average Equity	G&A Expenses/ Average Equity	Income Taxes/ Average Equity	Return on Average Equity
For the Quarter Ended March 31, 2013	8.56%	0.35%	14.70%	0.16%	(1.33%)	(0.15%)	22.29%
For the Year Ended December 31, 2012	10.48%	0.51%	1.22%	0.17%	(1.45%)	(0.22%)	10.71%
For the Quarter Ended December 31, 2012	8.31%	0.46%	8.85%	0.17%	(0.97%)	0.15%	16.97%
For the Quarter Ended September 30, 2012	8.51%	0.50%	(1.95%)	0.17%	(1.51%)	(0.33%)	5.39%
For the Quarter Ended June 30, 2012	12.37%	0.54%	(13.44%)	0.16%	(1.60%)	(0.29%)	(2.26%)
For the Quarter Ended March 31, 2012	12.66%	0.52%	11.49%	0.19%	(1.71%)	(0.42%)	22.73%
(1) Economic net interest income includes interest expense on interest rate swaps.

Financial Condition

Investment Securities

Substantially all of our Agency mortgage-backed securities at March 31, 2013 and December 31, 2012 were mortgage-backed securities backed by single-family mortgage loans. Substantially all of the mortgage assets underlying these mortgage-backed securities were secured with a first lien position on the underlying single-family properties. Substantially all of our mortgage-backed securities were Freddie Mac, Fannie Mae or Ginnie Mae pass through certificates or CMOs, which carry an actual or implied “AAA” rating. We carry all of our Agency mortgage-backed securities at fair value.

We accrete discount balances as an increase to interest income over the expected life of the related interest earning assets and we amortize premium balances as a decrease to interest income over the expected life of the related interest earning assets.  At March 31, 2013 and December 31, 2012 we had on our Consolidated Statements of Financial Condition a total of $32.6 million and $27.4 million, respectively, of unamortized discount (which is the difference between the remaining principal value and current historical amortized cost of our Investment Securities acquired at a price below principal value) and a total of $5.4 billion and $5.9 billion, respectively, of unamortized premium (which is the difference between the remaining principal value and the current historical amortized cost of our Investment Securities acquired at a price above principal value).

We received mortgage principal repayments of $8.5 billion and $7.4 billion for the quarters ended March 31, 2013 and 2012, respectively.  The average prepayment speed for the quarters ended March 31, 2013 and 2012 was 18% and 19%, respectively.  Given our current portfolio composition, if mortgage principal prepayment rates were to increase over the life of our mortgage-backed securities, all other factors being equal, our net interest income would decrease during the life of these mortgage-backed securities as we would be required to amortize our net premium balance into income over a shorter time period.  Similarly, if mortgage principal prepayment rates were to decrease over the life of our mortgage-backed securities, all other factors being equal, our net interest income would increase during the life of these mortgage-backed securities as we would amortize our net premium balance over a longer time period.

The table below summarizes certain characteristics of our Agency mortgage-backed securities, Agency debentures and corporate debt as of the dates presented.

Agency Mortgage-Backed Securities, Agency Debentures and Corporate Debt
 (dollars in thousands)

	Principal Amount	Net Premium	Amortized Cost	Amortized Cost/Principal Amount	Carrying Value	Carrying Value/ Principal Amount	Weighted Average Yield
At March 31, 2013	$105,018,772	$5,361,216	$110,379,988	105.11%	$112,293,489	106.93%	2.72%
At December 31, 2012	$118,291,085	$5,828,840	$124,119,925	104.93%	$127,036,719	107.39%	2.75%
At September 30, 2012	$123,176,544	$5,448,108	$128,624,652	104.42%	$132,598,180	107.65%	2.79%
At June 30, 2012	$111,975,194	$4,463,950	$116,439,144	103.99%	$119,811,793	107.00%	3.17%
At March 31, 2012	$105,296,991	$3,815,555	$109,112,546	103.62%	$111,841,645	106.22%	3.21%

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

Adjustable-Rate Agency Mortgage-Backed Securities, Agency Debentures and Corporate Debt
Characteristics
 (dollars in thousands)

	Principal Amount	Weighted Average Coupon Rate	Weighted Average Term to Next Adjustment	Weighted Average Lifetime Cap	Weighted Average Asset Yield	Principal Amount at Period End as % of Total Investment Securities
At March 31, 2013	$8,527,853	3.19%	35 months	7.56%	2.60%	8.12%
At December 31, 2012	$8,363,385	3.29%	35 months	8.21%	2.59%	7.07%
At September 30, 2012	$9,285,709	3.28%	39 months	8.39%	2.59%	7.54%
At June 30, 2012	$8,648,932	3.67%	38 months	9.42%	2.80%	7.72%
At March 31, 2012	$9,104,082	3.72%	38 months	8.80%	2.78%	8.65%

Fixed-Rate Agency Mortgage-Backed Securities, Agency Debentures and Corporate Debt Characteristics
 (dollars in thousands)

	Principal Amount	Weighted Average Coupon Rate	Weighted Average Asset Yield	Principal Amount at Period End as % of Total Investment Securities
At March 31, 2013	$96,490,919	3.96%	2.73%	91.88%
At December 31, 2012	$109,927,700	4.04%	2.76%	92.93%
At September 30, 2012	$113,890,835	4.17%	2.80%	92.46%
At June 30, 2012	$103,326,262	4.52%	3.20%	92.28%
At March 31, 2012	$96,192,909	4.63%	3.25%	91.35%

At March 31, 2013 and December 31, 2012, we held Agency mortgage-backed securities, Agency debentures and corporate debt with coupons linked to various indices.  The following tables detail the portfolio characteristics by index.

Adjustable-Rate Agency Mortgage-Backed Securities, Agency Debentures and Corporate Debt by Index
March 31, 2013

	One-Month LIBOR	Six- Month LIBOR	Twelve Month LIBOR	12-Month Moving Average	11th District Cost of Funds	1-Year Treasury Index	Other Indices(1)
Weighted Average Term to Next Adjustment	1 mo.	3 mo.	37 mo.	3 mo.	2 mo.	23 mo.	44 mo.
Weighted Average Annual Period Cap	0.17%	1.59%	2.00%	0.00%	0.14%	1.98%	0.00%
Weighted Average Lifetime Cap at March 31, 2013	6.14%	10.35%	9.94%	9.44%	10.72%	10.82%	4.53%
Investment Principal Value as Percentage of Investment Securities at March 31, 2013	0.09%	0.34%	3.53%	0.23%	0.21%	0.22%	3.50%
(1)	Combination of indices that account for less than 0.05% of total or adjust over time, without a reset index.

Adjustable-Rate Agency Mortgage-Backed Securities, Agency Debentures and Corporate Debt by Index
December 31, 2012

	One- Month LIBOR	Six- Month LIBOR	Twelve Month LIBOR	12-Month Moving Average	11th District Cost of Funds	1-Year Treasury Index	Other Indices(1)
Weighted Average Term to Next Adjustment	1 mo.	5 mo.	42 mo.	3 mo.	3 mo.	23 mo.	40 mo.
Weighted Average Annual Period Cap	0.82%	1.70%	2.00%	0.00%	0.17%	1.89%	0.00%
Weighted Average Lifetime Cap at December 31, 2012	6.10%	11.15%	9.85%	9.44%	10.71%	11.34%	4.82%
Investment Principal Value as Percentage of Investment Securities at December 31, 2012	0.10%	0.30%	3.71%	0.21%	0.20%	0.25%	2.30%
(1)	Combination of indices that account for less than 0.05% of total or adjust over time, without a reset index.

Borrowings

As of each of March 31, 2013 and December 31, 2012, 99% of our debt consisted of borrowings collateralized by a pledge of our Investment Securities. These borrowings appear on our Consolidated Statement of Financial Condition as repurchase agreements. All of our Agency mortgage-backed securities and debentures are currently accepted as collateral for these borrowings. However, we limit our borrowings, and thus our potential asset growth, in order to maintain unused borrowing capacity and thus increase the liquidity and strength of our balance sheet. For the quarter ended March 31, 2013, the term to maturity of our borrowings ranged from one day to six years. Additionally, we have entered into borrowings giving the counterparty the right to call the balance prior to maturity. At March 31, 2013 and December 31, 2012, the weighted average cost of funds for all of our borrowings was 1.51% and 1.55%, respectively, including the effect of the interest rate swaps, 4% Convertible Senior Notes due 2015 and 5% Convertible Senior Notes due 2015 (collectively, the “Convertible Senior Notes”), and the weighted average days to maturity was 202 days and 197 days, respectively.

Liquidity

Liquidity, which is our ability to turn non-cash assets into cash, allows us to purchase additional interest earning assets and to pledge additional assets to secure existing borrowings should the value of our pledged assets decline. Potential immediate sources of liquidity for us include cash balances and unused borrowing capacity. Our non-cash assets are largely actual or implied AAA assets, and accordingly, we have not had, nor do we anticipate having, difficulty in converting our assets to cash. Our balance sheet also generates liquidity on an on-going basis through mortgage principal repayments and net earnings held prior to payment of dividends. Should our needs ever exceed these on-going sources of liquidity plus the immediate sources of liquidity discussed above, we believe that in most circumstances our interest earning assets could be sold to raise cash.  The maintenance of liquidity is one of the goals of our capital investment policy. Under this policy, we limit asset growth in order to preserve unused borrowing capacity for liquidity management purposes.

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

Under our repurchase agreements, we may be required to pledge additional assets to our repurchase agreement counterparties (i.e., lenders) in the event the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral (a margin call), which may take the form of additional securities or cash.  Similarly, if the estimated fair value of interest earning assets increases due to changes in market interest rates or market factors, lenders may release collateral back to us.  Specifically, margin calls result from a decline in the value of our Agency mortgage-backed securities securing our repurchase agreements and from prepayments on the mortgages securing such Agency mortgage-backed securities. Changes in the fair value or changes in market interest rates and other market factors may also result in a margin call.  Our repurchase agreements generally provide that the valuations for the Agency mortgage-backed securities securing our repurchase agreements are to be obtained from a generally recognized source agreed to by the parties.  However, in certain circumstances and under certain of our repurchase agreements our lenders have the sole discretion to determine the value of the Agency mortgage-backed securities securing our repurchase agreements.  In instances where we have agreed to permit our lenders to make a determination of the value of the Agency mortgage-backed securities securing our repurchase agreements, such lenders are required to act in good faith in making such valuation determinations and in certain of these instances are also required to act reasonably in this determination.  Our repurchase agreements generally provide that in the event of a margin call we must provide additional securities or cash on the same business day that a margin call is made, if the lender provides us notice prior to the margin notice deadline on such day.  Through March 31, 2013, we did not have any margin calls on our repurchase agreements that we were not able to satisfy with either cash or additional pledged collateral.  However, should prepayment speeds on the mortgages underlying our Agency mortgage-backed securities and/or market interest rates suddenly increase or market rates sharply imcrease, margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.

At March 31, 2013, we had total pledged collateral for repurchase agreements and interest rate swaps of $103.1 billion.  The weighted average haircut was approximately 5% on repurchase agreements.  The excess collateral cushion totaled approximately $8.4 billion.  The quality and character of the Agency mortgage-backed securities that we pledge as collateral under the repurchase agreements and interest rate swaps did not materially change in the quarter ended March 31, 2013 compared to the quarter ended March 31, 2012, and our counterparties did not materially alter any requirements, including required haircuts, related to the collateral we pledge under repurchase agreements and interest rate swaps during the quarter ended March 31, 2013.

The following table summarizes the effect on our liquidity and cash flows from contractual obligations for repurchase agreements, interest expense on repurchase agreements and Convertible Senior Notes, the non-cancelable office leases and employment agreements as of March 31, 2013.  The table does not include the effect of net interest rate payments under our interest rate swap agreements.  The net swap payments will fluctuate based on monthly changes in the receive rate.  As of March 31, 2013, the interest rate swaps had a net negative fair value of $2.3 billion.

Contractual Obligations
(dollars in thousands)

	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
Repurchase agreements	$88,916,575	$4,611,367	$6,695,000	$100,000	$100,322,942
Interest expense on repurchase agreements, based on rates at March 31, 2013	305,145	361,485	127,122	3,082	796,834
Convertible Senior Notes	-	857,541	-	-	857,541
Interest Expense on Convertible Senior Notes	41,802	45,951	-	-	87,753
Long-term operating lease obligations	2,677	2,205	-	-	4,882
Employment contracts	40,397	-	-	-	40,397
Total	$89,306,596	$5,878,549	$6,822,122	$103,082	$102,110,349

In the coming periods, we expect to continue to finance our activities in a manner that is consistent with our current operations via repurchase agreements. During the quarter ended March 31, 2013, we received $8.5 billion from principal repayments and $16.3 billion in cash from disposal of investment securities during the quarter ended March 31, 2013.

Stockholders’ Equity

During the quarter ended March 31, 2013, 20,000 options were exercised for an aggregate exercise price of $265,000. During the quarter ended March 31, 2012, 126,000 options were exercised for an aggregate exercise price of $1.8 million.

During the quarter ended March 31, 2013, we raised $761,000, by issuing 50,000 shares through the Direct Purchase and Dividend Reinvestment Program. During the quarter ended March 31, 2012, we did not raise proceeds through the Direct Purchase and Dividend Reinvestment Program, respectively.

During the quarter ended March 31, 2012, 1.3 million shares of 6.00% Series B Cumulative Convertible Preferred Stock (or Series B Preferred Stock) were converted into 4.0 million shares of common stock.

On March 19, 2012, we entered into six separate Distribution Agency Agreements (or Distribution Agency Agreements) with each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse Securities (USA) LLC, Goldman, Sachs & Co., J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC and RCap Securities, Inc. (together, the Agents).  Pursuant to the terms of the Distribution Agency Agreements, we may sell from time to time through the Agents, as our sales agents, up to 125,000,000 shares of our common stock. We did not make any sales under the Distribution Agency Agreements during the quarters ended March 31, 2013 and 2012.

On October 16, 2012, we announced that our Board of Directors has authorized the repurchase of up to $1.5 billion of our outstanding common shares over a 12 month period.  All common shares purchased are part of a publicly announced plan in open-market transactions. During the year December 31, 2012, we repurchased approximately 27.8 million shares of its outstanding common stock for $397.1 million, of which $141.1 million had not settled at December 31, 2012.  During the quarter ended March 31, 2013, we did not repurchase any shares of our outstanding common stock.

On May 16, 2012, we amended our charter through the filing of articles supplementary to our charter to reclassify 12,650,000 shares of authorized shares of common stock as 7.625% Series C Cumulative Redeemable Preferred Stock (or Series C Preferred Stock).

In May 2012, we issued 12,000,000 shares of Series C Preferred Stock, with a par value of $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared).

On September 13, 2012, we amended our charter through the filing of articles supplementary to our charter to reclassify 18,400,000 shares of authorized shares of common stock as 7.50% Series D Cumulative Redeemable Preferred Stock (or Series D Preferred Stock).

In September 2012, we issued 18,400,000 shares of Series D Preferred Stock, with a par value of $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared).

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

The table below shows cumulative unrealized gains and losses reflected in the Consolidated Statements of Financial Condition.

Unrealized Gains and Losses
 (dollars in thousands)
	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Unrealized gain	$2,334,373	$3,092,778	$4,110,450	$3,497,635	$2,892,493
Unrealized loss	(331,125)	(39,536)	(40,843)	(84,315)	(126,063)
Net Unrealized gain	$2,003,248	$3,053,242	$4,069,607	$3,413,320	$2,766,430

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

Leverage

Our debt-to-equity ratio at March 31, 2013 and December 31, 2012 was 6.6:1 and 6.5:1, respectively. We generally expect to maintain a ratio of debt-to-equity of less than 12:1. The ratio varies from time to time based upon various factors, including our management’s opinion of the level of risk of our assets and liabilities, our liquidity position, our level of unused borrowing capacity, the availability of credit, over-collateralization levels required by lenders when we pledge assets to secure borrowings and our assessment of domestic and international market conditions. Our debt-to-equity ratios have been below our historical average ratios since the credit crisis of 2008. We believe that it is prudent to maintain our existing debt-to-equity ratio because there continues to be volatility in the mortgage and credit markets primarily driven by the uncertainty in Europe and U.S. capital markets.

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

We seek to manage the extent to which our net income changes as a function of changes in interest rates by matching adjustable-rate assets with variable-rate borrowings. In addition, we have attempted to mitigate the potential impact on net income of periodic and lifetime coupon adjustment restrictions in our portfolio of Agency mortgage-backed securities and Agency debentures by entering into interest rate swaps. At March 31, 2013, we had entered into swap agreements with a total notional amount of $48.2 billion. We agreed to pay a weighted average pay rate of 2.08% and receive a floating rate based on LIBOR.  At December 31, 2012, we had entered into swap agreements with a total notional amount of $46.9 billion. We agreed to pay a weighted average pay rate of 2.21% and receive a floating rate based on LIBOR. The weighted average pay rate declined by 0.13% from December 31, 2012 to March 31, 2013. The decline was the direct result of interest rate swaps maturing or being terminated with higher pay rates being replaced with interest rate swaps with lower pay rates. We believe that for the immediately foreseeable periods, our weighted average pay rate will continue to decline as a result of interest rate swaps with higher pay rates maturing or being terminated and the replacement of such swaps with interest rate swaps with lower pay rates.  We may enter into similar derivative transactions in the future by entering into interest rate collars, caps or floors or purchasing interest only securities. Changes in interest rates may also affect the rate of mortgage principal prepayments and, as a result, prepayments on mortgage-backed securities.  We seek to mitigate the effect of changes in the mortgage principal repayment rate by balancing assets we purchase at a premium with assets we purchase at a discount.  To date, the aggregate premium exceeds the aggregate discount on our mortgage-backed securities.  As a result, prepayments, which result in the amortization of unamortized premiums, will reduce our net income compared to what net income would be absent such prepayments.

The following table summarizes certain characteristics of our interest rate swaps as of March 31, 2013:

Maturity of Interest Rate Swaps
(dollars in thousands)
Maturity	Current Notional	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
0 - 3 years	$21,729,950	2.08%	0.22%	2.14
3 - 6 years	16,047,600	1.60%	0.24%	3.96
6 - 10 years	6,450,000	2.47%	0.25%	7.58
Greater than 10 years	3,995,250	3.39%	0.23%	19.27
Total / Weighted Average	$48,222,800	2.08%	0.23%	4.89

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

Capital Resources

At March 31, 2013, we had no material commitments for capital expenditures.

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

Other Matters

We calculate that at least 75% of our assets were qualified REIT assets, as defined in the Code for the quarter ended March 31, 2013 and for the year ended December 31, 2012. We also calculate that our revenue qualifies for the 75% source of income test and for the 95% source of income test rules for the quarter ended March 31, 2013 and the year ended December 31, 2012 and for each quarter therein. Consequently, we met the REIT income and asset tests. We also met all REIT requirements regarding the ownership of our common stock and the distribution of our net income. Therefore, for the quarter ended March 31, 2013 and the year ended December 31, 2012, we believe that we qualified as a REIT under the Code.

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

We determined that as of March 31, 2013 and December 31, 2012, we were in compliance with the exemption from registration provided by Section 3(c)(5)(C) of the Investment Company Act as interpreted by the staff of the SEC.

As a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the U.S. Commodity Futures Trading Commission (or CFTC) gained jurisdiction over the regulation of interest rate swaps.  The CFTC has asserted that this causes the operators of mortgage real estate investment trusts that use swaps as part of their business model to fall within the statutory definition of Commodity Pool Operator (or CPO), and, absent relief from the Division or the Commission, to register as CPOs.  On December 7, 2012, as a result of numerous requests for no-action relief from the CPO registration requirement for operators of mortgage real estate investment trusts, the Division of Swap Dealer and Intermediary Oversight of the CFTC issued no-action relief entitled “No-Action Relief from the Commodity Pool Operator Registration Requirement for Commodity Pool Operators of Certain Pooled Investment Vehicles Organized as Mortgage Real Estate Investment Trusts” that permits a CPO to receive relief by filing a claim to perfect the use of the relief. A claim submitted by a CPO will be effective upon filing, so long as the claim is materially complete.  The conditions that must be met to claim the relief are that the mortgage real estate investment trust must:

●
Limit the initial margin and premiums required to establish its commodity interest positions to no more than five percent of the fair market value of the mortgage real estate investment trust’s total assets;

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

o
if it has not yet filed its first U.S. income tax return on Form 1120-REIT, it must disclosee to its shareholders that it intends to identify itself as a “mortgage REIT” in its first U.S. income tax return on Form 1120-REIT.

While we disagree with the CFTC’s position that mortgage real estate investment trusts that use swaps as part of their business model fall within the statutory definition of a CPO, we submitted a claim for the no-action relief described above and believe we meet the criteria for such relief set forth therein.

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

Our profitability and the value of our portfolio (including interest rate swaps) may be adversely affected during any period as a result of changing interest rates.  The following table quantifies the potential changes in economic net interest income and portfolio value, should interest rates go up or down 25, 50 and 75 basis points, assuming the yield curves of the rate shocks will be parallel to each other and the current yield curve.  All changes in income and value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at March 31, 2013 and various estimates regarding prepayment and all activities are made at each level of rate shock. Actual results could differ significantly from these estimates.

Change in Interest Rate	Projected Percentage Change in Economic Net Interest Income(1)	Projected Percentage Change in Portfolio Value, with Effect of Interest Rate Swaps

-75 Basis Points	(8.40%)	0.62%
-50 Basis Points	(8.81%)	0.34%
-25 Basis Points	(7.04%)	0.14%
Base Interest Rate	-	-
+25 Basis Points	11.66%	(0.22%)
+50 Basis Points	16.91%	(0.57%)
+75 Basis Points	20.79%	(1.06%)
(1)	Economic net interest income includes interest expense on interest rate swaps.

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

The following table sets forth the estimated maturity or repricing of our interest-earning assets and interest-bearing liabilities at March 31, 2013. The amount of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except adjustable-rate loans, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature and does include the effect of the interest rate swaps.  The interest rate sensitivity of our assets and liabilities in the table could vary substantially based on actual prepayment experience.

	Within 3 Months	4 to 12 Months	More than 1 Year to 3 Years	3 Years and Over	Total
	(dollars in thousands)
Rate Sensitive Assets:
Cash and cash equivalents	$1,862,550	$-	$-	$-	$1,862,550
Reverse repurchase agreements	4,933,465	-	-	-	4,933,465
U.S. Treasury Securities	-	-	-	1,645,930	1,645,930
Securities borrowed	2,688,485	-	-	-	2,688,485
Agency Mortgage-backed securities (principal)	758,081	1,907,593	536,272	97,775,921	100,977,867
Agency debentures (principal)	-	-	50,000	3,923,923	3,973,923
Corporate debt	41,260	25,722	-	-	66,982
Total Rate Sensitive Assets	10,283,841	1,933,315	586,272	103,345,774	116,149,202

Rate Sensitive Liabilities:
U.S. Treasury Securities sold, not yet purchased	-	-	-	611,167	611,167
Repurchase agreements, with the effect of interest rate swaps	18,181,701	25,036,704	24,301,877	32,802,660	100,322,942
Securities loaned	2,330,060	-	-	-	2,330,060
Convertible Senior Notes (principal)	-	-	857,541	-	857,541
Total Rate Sensitive Liabilities	20,511,761	25,036,704	25,159,418	33,413,827	104,121,710

Interest rate sensitivity gap	$(10,227,920)	$(23,103,389)	$(24,573,146)	$69,931,947	$12,027,492

Cumulative interest rate sensitivity gap	$(10,227,920)	$(33,331,309)	$(57,904,455)	$12,027,492

Cumulative interest rate sensitivity gap as a percentage of total rate-sensitive assets	(9%)	(29%)	(50%)	10%

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

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

4.9	Form of 4.00% Convertible Senior Note due 2015 (included in Exhibit 4.6).
4.10
Second Supplemental Indenture, dated as of May 14, 2012, between the Registrant and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 14, 2012).

4.11	Form of 5.00% Convertible Senior Note due 2015 (included in Exhibit 4.10).
31.1	Certification of Wellington J. Denahan, Chairman and Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Kathryn Fagan, Chief Financial Officer and Treasurer of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Wellington J. Denahan, Chairman and Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Kathryn Fagan, Chief Financial Officer and Treasurer of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101.INS XBRL	Instance Document*
Exhibit 101.SCH XBRL	Taxonomy Extension Schema Document*
Exhibit 101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document*
Exhibit 101.DEF XBRL	Additional Taxonomy Extension Definition Linkbase Document Created*
Exhibit 101.LAB XBRL	Taxonomy Extension Label Linkbase Document*
Exhibit 101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document*

*  Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition at March 31, 2013 (Unaudited) and December 31, 2012 (Derived from the audited consolidated statement of financial condition at December 31, 2012); (ii) Consolidated Statements of Operations and Comprehensive Income (Unaudited) for the quarters ended March 31, 2013 and 2012; (iii) Consolidated Statement of Stockholders' Equity (Unaudited) for the quarters ended March 31, 2013 and 2012; (iv) Consolidated Statements of Cash Flows (Unaudited) for the quarters ended March 31, 2013 and 2012; and (v) Notes to Consolidated Financial Statements (Unaudited).  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, State of New York.

ANNALY CAPITAL MANAGEMENT, INC.

Dated:	May 7, 2013	By: /s/ Wellington J. Denahan
Wellington J. Denahan
(Chief Executive Officer, and authorized officer of registrant)

Dated:	May 7, 2013	By: /s/ Kathryn Fagan
Kathryn Fagan
(Chief Financial Officer and Treasurer and
principal financial and chief accounting officer)