Form 10-Q
period 2013-06-30
ANNALY CAPITAL MANAGEMENT INC
filed 2013-08-08
CIK 1043219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  JUNE 30, 2013

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:

Class	Outstanding at August 8, 2013
Common Stock, $.01 par value	947,278,992

ANNALY CAPITAL MANAGEMENT, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I

PAGE
Part I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Consolidated Statements of Financial Condition at June 30, 2013 (Unaudited) and December 31, 2012 (Derived from the audited Consolidated Statement of Financial Condition at December 31, 2012)	1

Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited) for the quarters and six months ended June 30, 2013 and 2012	2

Consolidated Statements of Stockholders’ Equity (Unaudited) for the six months ended June 30, 2013 and 2012	3

Consolidated Statements of Cash Flows (Unaudited) for the quarters and six months ended June 30, 2013 and 2012	4

Notes to Consolidated Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3. Quantitative and Qualitative Disclosures about Market Risk	50

Item 4. Controls and Procedures	52

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	52

Item 1A. Risk Factors	52

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	53

Item 5. Other Information	53

Item 6. Exhibits	53

SIGNATURES	56

PART I.         FINANCIAL INFORMATION

Item 1.  Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
 (dollars in thousands, except per share amounts)

ASSETS	June 30, 2013 (Unaudited)	December 31, 2012(1)
Cash and cash equivalents	$725,537	$615,789
Reverse repurchase agreements	171,234	1,811,095
Investments, at fair value:
U.S. Treasury securities (including pledged assets of $0 and $752,076, respectively)	-	752,076
Securities borrowed	2,425,024	2,160,942
Agency mortgage-backed securities (including pledged assets of $86,747,090 and $107,466,084, respectively)	92,487,318	123,963,207
Agency debentures (including pledged assets of $2,550,646 and $981,727, respectively)	3,306,473	3,009,568
Investments in affiliates	134,948	234,120
Commercial real estate investments	1,005,560	-
Corporate debt, held for investment	61,682	63,944
Receivable for investments sold	1,499,140	290,722
Accrued interest and dividends receivable	340,671	419,259
Receivable for investment advisory income (including from affiliates of $6,521 and $14,077, respectively)	10,374	17,730
Intangible for customer relationships (net of accumulated amortization of $6,294 and $5,779, respectively)	6,474	6,989
Goodwill	102,783	55,417
Interest rate swaps, at fair value	38,950	-
Other derivative contracts, at fair value	91,270	9,830
Other assets	61,146	41,607
Total Assets	$102,468,584	$133,452,295

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
U.S. Treasury securities sold, not yet purchased, at fair value	$-	$495,437
Repurchase agreements	81,397,335	102,785,697
Securities loaned, at fair value	2,284,245	1,808,315
Payable for investments purchased	2,833,214	8,256,957
Payable for share buyback program	-	141,149
Convertible Senior Notes	824,229	825,541
Mortgages payable	19,361	-
Participation sold	14,324	-
Accrued interest payable	164,190	186,896
Dividends payable	396,888	432,154
Interest rate swaps, at fair value	1,189,178	2,584,907
Accounts payable and other liabilities	82,316	10,798
Total Liabilities	89,205,280	117,527,851

Stockholders’ Equity:
7.875% Series A Cumulative Redeemable Preferred Stock: 7,412,500 authorized, issued and outstanding	177,088	177,088
7.625% Series C Cumulative Redeemable Preferred Stock: 12,650,000 authorized, 12,000,000 issued and outstanding	290,514	290,514
7.50% Series D Cumulative Redeemable Preferred Stock: 18,400,000 authorized, issued and outstanding, respectively	445,457	445,457
Common stock, par value $0.01 per share, 1,956,937,500 authorized, 947,483,487 and 947,213,204, issued and outstanding, respectively	9,475	9,472
Additional paid-in capital	14,754,681	14,740,774
Accumulated other comprehensive income (loss)	(1,289,246)	3,053,242
Accumulated deficit	(1,124,665)	(2,792,103)
Total Stockholders’ Equity	13,263,304	15,924,444
Total Liabilities and Stockholders’ Equity	$102,468,584	$133,452,295

(1) Derived from the audited consolidated financial statements at December 31, 2012.

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(dollars in thousands, except per share amounts)
(Unaudited)

	For the Quarter Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Interest income:
Investment Securities	$686,577	$874,984	$1,411,397	$1,725,408
U.S. Treasury securities	7,242	7,397	13,238	8,815
Securities loaned	2,302	2,698	4,914	5,216
Commercial real estate investments	13,906	-	13,906	-
Reverse repurchase agreements	2,775	1,122	6,411	1,544
Other	134	123	287	236
Total interest income	712,936	886,324	1,450,153	1,741,219

Interest expense:
Repurchase agreements	141,945	139,579	299,009	253,493
Convertible Senior Notes	16,364	18,965	32,177	33,692
U.S. Treasury securities sold, not yet purchased	4,075	5,801	6,863	8,445
Securities borrowed	1,737	2,098	3,662	4,158
Participation sold	134	-	134	-
Total interest expense	164,255	166,443	341,845	299,788

Net interest income	548,681	719,881	1,108,308	1,441,431

Other income (loss):
Investment advisory income	12,187	21,810	25,595	42,450
Net gains (losses) on disposal of investments	147,998	94,837	330,841	175,136
Dividend income from affiliates	4,048	6,621	10,479	14,142
Net gains (losses) on trading assets	54,046	1,105	55,595	6,361
Net unrealized gains (losses) on interest-only Agency mortgage-backed securities	111,521	(26,103)	191,648	4,774
Impairment of goodwill	(23,987)	-	(23,987)	-
Loss on previously held equity interest in CreXus	(18,896)	-	(18,896)	-
Other income (loss)	7,192	119	7,324	245
Subtotal	294,109	98,389	578,599	243,108
Realized gains (losses) on interest rate swaps(1)	(212,727)	(222,002)	(438,203)	(441,342)
Realized gains (losses) on termination of interest rate swaps	(35,649)	-	(52,027)	(2,385)
Unrealized gains (losses) on interest rate swaps	1,109,022	(611,215)	1,434,756	(269,576)
Subtotal	860,646	(833,217)	944,526	(713,303)
Total other income (loss)	1,154,755	(734,828)	1,523,125	(470,195)

General and administrative expenses:
Compensation and management fee	43,764	53,536	82,207	112,550
Other general and administrative expenses	21,367	11,020	34,836	19,921
Total general and administrative expenses	65,131	64,556	117,043	132,471

Income (loss) before income taxes	1,638,305	(79,503)	2,514,390	838,765
Income taxes	92	11,656	5,899	28,118

Net income (loss)	1,638,213	(91,159)	2,508,491	810,647

Dividends on preferred stock	17,992	6,508	35,984	10,446

Net income (loss) available (related) to common shareholders	$1,620,221	$(97,667)	$2,472,507	$800,201

Net income (loss) per share available (related) to common shareholders:
Basic	$1.71	$(0.10)	$2.61	$0.82
Diluted	$1.64	$(0.10)	$2.51	$0.78

Weighted average number of common shares outstanding:
Basic	947,411,380	974,555,392	947,331,087	973,141,546
Diluted	995,229,637	974,555,392	995,151,942	1,052,888,301

Dividends Declared Per Share of Common Stock	$0.40	$0.55	$0.85	$1.10
Net income (loss)	$1,638,213	$(91,159)	$2,508,491	$810,647
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities	(3,144,496)	741,727	(4,011,647)	579,468
Reclassification adjustment for net (gains) losses included in net income (loss)	(147,998)	(94,837)	(330,841)	(175,136)
Other comprehensive income (loss)	(3,292,494)	646,890	(4,342,488)	404,332
Comprehensive income (loss)	$(1,654,281)	$555,731	$(1,833,997)	$1,214,979

(1)
Interest expense related to the Company’s interest rate swaps is recorded in Realized gains (losses) on interest rate swaps on the Consolidated Statements of Operations and Comprehensive Income (Loss).

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars in thousands, except per share amounts)
(Unaudited)

	7.875% Series A Cumulative Redeemable Preferred Stock	7.625% Series C Cumulative Redeemable Preferred Stock	7.50% Series D Cumulative Redeemable Preferred Stock	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
BALANCE, DECEMBER 31, 2011	$177,088	-	-	$9,702	$15,068,870	$3,008,988	$(2,504,006)	$15,760,642
Net income (loss)	-	-	-	-	-	-	810,647	810,647
Unrealized gains (losses) on available-for- sale securities	-	-	-	-	-	579,468	-	579,468
Reclassification adjustment for net (gains) losses included in net income (loss)	-	-	-	-	-	(175,136)	-	(175,136)
Exercise of stock options	-	-	-	4	5,387	-	-	5,391
Stock compensation expense	-	-	-	-	2,860	-	-	2,860
Conversion of Series B cumulative preferred stock	-	-	-	40	32,232	-	-	32,272
Net proceeds from direct purchase and dividend reinvestment	-	-	-	1	844	-	-	845
Contingent beneficial conversion feature on 4% Convertible Senior Notes	-	-	-	-	46,341	-	-	46,341
Equity component on 5% Convertible Senior Notes	-	-	-	-	11,717	-	-	11,717
Offering expenses	-	-	-	-	(231)	-	-	(231)
Net proceeds from 7.625% Series C Cumulative Redeemable Preferred Stock offering	-	290,514	-	-	-	-	-	290,514
Preferred Series A dividends declared $0.984 per share	-	-	-	-	-	-	(7,298)	(7,298)
Preferred Series B dividends declared $0.375 per share	-	-	-	-	-	-	(289)	(289)
Preferred Series C dividends declared $0.238 per share							(2,859)	(2,859)
Common dividends declared, $1.10 per share	-	-	-	-	-	-	(1,070,298)	(1,070,298)
BALANCE, JUNE 30, 2012	$177,088	$290,514	-	$9,747	$15,168,020	$3,413,320	$(2,774,103)	$16,284,586
BALANCE, DECEMBER 31, 2012	$177,088	$290,514	$445,457	$9,472	$14,740,774	$3,053,242	$(2,792,103)	$15,924,444
Net income (loss)	-	-	-	-	-	-	2,508,491	2,508,491
Unrealized gains (losses) on available-for- sale securities	-	-	-	-	-	(4,011,647)	-	(4,011,647)
Reclassification adjustment for net (gains) losses included in net income (loss)	-	-	-	-	-	(330,841)	-	(330,841)
Exercise of stock options	-	-	-	2	2,202	-	-	2,204
Stock compensation expense	-	-	-	-	1,762	-	-	1,762
Net proceeds from direct purchase and dividend reinvestment	-	-	-	1	1,430	-	-	1,431
Contingent beneficial conversion feature on 4% Convertible Senior Notes	-	-	-	-	8,513	-	-	8,513
Preferred Series A dividends declared $0.984 per share	-	-	-	-	-	-	(7,296)	(7,296)
Preferred Series C dividends declared $0.953 per share	-	-	-	-	-	-	(11,438)	(11,438)
Preferred Series D dividends declared $0.938 per share	-	-	-	-	-	-	(17,250)	(17,250)
Common dividends declared, $0.85 per share	-	-	-	-	-	-	(805,069)	(805,069)
BALANCE, JUNE 30, 2013	$177,088	$290,514	$445,457	$9,475	$14,754,681	$(1,289,246)	$(1,124,665)	$13,263,304

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (dollars in thousands)
(Unaudited)

	For the Quarter Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Cash flows from operating activities:
Net income (loss)	$1,638,213	$(91,159)	$2,508,491	$810,647
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of Investment Securities premiums and discounts, net	320,125	302,769	741,182	583,105
Amortization of commercial real estate investment premiums and discounts, net	492	-	492	-
Amortization of intangibles	323	633	646	1,224
Amortization of deferred expenses	2,038	1,838	4,076	2,738
Amortization of contingent beneficial conversion feature on convertible senior notes	3,876	6,232	7,200	14,060
Net (gains) losses on sales of Agency mortgage-backed securities and debentures	(147,998)	(94,837)	(330,841)	(175,136)
Stock compensation expense	945	1,011	1,762	2,860
Impairment of goodwill	23,987	-	23,987	-
Loss on previously held equity interest in CreXus	18,896	-	18,896	-
Unrealized (gains) losses on interest rate swaps	(1,109,022)	611,215	(1,434,756)	269,576
Net unrealized (gains) losses on interest-only Agency mortgage-backed securities	(111,521)	26,103	(191,648)	(4,774)
Net (gains) losses on trading assets	(70,424)	(1,105)	(55,595)	(3,976)
Proceeds from repurchase agreements of RCap	302,192,952	213,985,974	539,762,437	341,038,916
Payments on repurchase agreements of RCap	(312,346,171)	(214,067,318)	(550,946,586)	(336,809,273)
Proceeds from reverse repurchase agreements of RCap	84,402,455	130,785,187	189,362,118	185,681,953
Payments on reverse repurchase agreements of RCap	(79,653,078)	(130,254,085)	(187,758,014)	(186,831,887)
Proceeds from reverse repurchase agreements of Shannon	267,896	129,848	644,094	223,740
Payments on reverse repurchase agreements of Shannon	(255,042)	(145,820)	(608,337)	(238,411)
Proceeds from securities borrowed	76,474,674	12,741,368	130,273,831	19,424,651
Payments on securities borrowed	(76,211,213)	(13,084,242)	(130,537,913)	(19,961,246)
Proceeds from securities loaned	105,005,660	33,856,914	215,730,800	65,859,868
Payments on securities loaned	(105,051,475)	(33,620,656)	(215,254,870)	(65,551,662)
Proceeds from U.S. Treasury securities	39,150,789	15,289,185	60,834,425	31,097,679
Payments on U.S. Treasury securities	(38,397,508)	(17,754,440)	(60,554,625)	(31,840,754)
Net payments on derivatives	(42,958)	(18,309)	(44,448)	(17,460)
Net change in:
Due to / from brokers	659	-	659	-
Other assets	(3,350)	8,072	(18,128)	2,154
Accrued interest and dividends receivable	51,340	(1,562)	73,956	(12,130)
Receivable for investment advisory income	2,443	(1,135)	7,356	(1,193)
Accrued interest payable	(11,495)	45,711	(22,642)	35,854
Accounts payable and other liabilities	32,636	36,926	58,885	87,630
Net cash provided by (used in) operating activities	(3,820,856)	(1,305,682)	(7,703,110)	3,688,753
Cash flows from investing activities:
Payments on purchases of Agency mortgage-backed securities and debentures	(8,499,751)	(18,020,975)	(26,199,223)	(38,120,124)
Proceeds from sales of Agency mortgage-backed securities and debentures	13,459,639	5,145,156	28,944,048	9,915,497
Principal payments on Agency mortgage-backed securities	6,548,595	7,877,543	15,062,669	15,254,031
Proceeds from Agency debentures called	1,300,000	698,523	2,147,205	850,163
Payments on purchase of corporate debt	(19,899)	(9,900)	(23,382)	(9,900)
Proceeds from corporate debt called	24,252	-	24,252	-
Principal payments on corporate debt	610	125	1,521	1,460
Acquisition of CreXus	(724,424)	-	(724,424)	-
Purchases of commercial real estate investments	(230,000)	-	(230,000)	-
Principal payments on commercial real estate investments	20,840	-	20,840	-
Earn out payment	-	-	-	(13,387)
Proceeds from derivatives	-	-	7,465	-
Proceeds from sales of equity securities	-	4,048	-	4,048
Net cash provided by (used in) investing activities	11,879,862	(4,305,480)	19,030,971	(12,118,212)
Cash flows from financing activities:
Proceeds from repurchase agreements	123,341,832	84,206,888	224,973,415	167,136,997
Principal payments on repurchase agreements	(132,114,220)	(79,085,612)	(235,177,628)	(158,703,728)
Proceeds from exercise of stock options	1,939	3,549	2,204	5,391

Statement continued on following page.

Statement continued from previous page.

Net proceeds from Series C Preferred offering	-	290,514	-	290,514
Net proceeds from issuance of 5% Convertible Senior Notes offering	-	727,500	-	727,500
Net proceeds from direct purchases and dividend reinvestments	670	845	1,431	845
Net (payments) proceeds from follow-on offerings	-	-	-	(231)
Payments on participation sold	(67)	-	(67)	-
Net payment on share repurchase	-	-	(141,149)	-
Dividends paid	(426,173)	(540,909)	(876,319)	(1,097,653)
Net cash provided by (used in) financing activities	(9,196,019)	5,602,775	(11,218,113)	8,359,635
Net (decrease) increase in cash and cash equivalents	(1,137,013)	(8,387)	109,748	(69,824)
Cash and cash equivalents, beginning of period	1,862,550	932,761	615,789	994,198
Cash and cash equivalents, end of period	$725,537	$924,374	$725,537	$924,374

Supplemental disclosure of cash flow information:
Interest received	$1,078,672	$1,186,292	$2,266,874	$2,311,295
Dividends received	$6,431	$7,521	$13,528	$15,804
Fees received	$14,630	$20,794	$33,083	$41,502
Interest paid (excluding interest paid on interest rate swaps)	$168,898	$115,764	$353,324	$249,863
Net interest paid on interest rate swaps	$215,768	$220,738	$442,231	$441,353
Taxes paid	$4,057	$7,766	$6,439	$29,167

Noncash investing activities:
Receivable for investments sold	$1,499,140	$1,320,996	$1,499,140	$1,320,996
Payable for investments purchased	$2,833,214	$7,387,410	$2,833,214	$7,387,410
Net change in unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment	$(3,292,494)	$646,890	$(4,342,488)	$404,332

Noncash financing activities:
Dividends declared, not yet paid	$396,888	$535,898	$396,888	$535,898
Conversion of Series B cumulative preferred stock	-	-	-	$32,272
Contingent beneficial conversion feature on 4% Convertible Senior Notes	$4,550	$23,020	$8,513	$46,341
Equity component of 5% Convertible Senior Notes	-	$11,717	-	$11,717

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.             ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Annaly Capital Management, Inc. (“Annaly” or the “Company”) was incorporated in Maryland on November 25, 1996.  The Company commenced its operations of purchasing and managing an investment portfolio of mortgage-backed securities on February 18, 1997, upon receipt of the net proceeds from the private placement of equity capital, and completed its initial public offering on October 14, 1997.  The Company is a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”).  On June 4, 2004, the Company acquired Fixed Income Discount Advisory Company (“FIDAC”). FIDAC is a registered investment advisor and is a wholly-owned taxable REIT subsidiary of the Company.  On June 27, 2006, the Company made a majority equity investment in an affiliated investment fund (the “Fund”), which is now wholly-owned by the Company. During the third quarter of 2008, the Company formed RCap Securities, Inc. (“RCap”).  RCap was granted membership in the Financial Industry Regulatory Authority (“FINRA”) on January 26, 2009, and operates as a broker-dealer.  RCap is a wholly-owned taxable REIT subsidiary of the Company.  On October 31, 2008, the Company acquired Merganser Capital Management, Inc. (“Merganser”).  Merganser is a registered investment advisor and is a wholly-owned taxable REIT subsidiary of the Company. In 2010, the Company established Shannon Funding LLC (“Shannon”), which provides warehouse financing to residential mortgage originators in the United States.  In 2010, the Company also established Charlesfort Capital Management LLC (“Charlesfort”), which engages in corporate middle market lending transactions. In 2011, FIDAC established FIDAC Europe Limited (“FIDAC Europe”), which the Company sold in December 2012.  In 2011, the Company established FIDAC FSI LLC (“FIDAC FSI”), which invested in trading securities.  FIDAC FSI was liquidated in August 2012. During the second quarter of 2013, the Company, through its wholly-owned subsidiary CXS Acquisition Corporation (“CXS Acquisition”) which was formed in January 2013, acquired CreXus Investment Corp. (“CreXus”), a specialty finance company that specialized in acquiring, managing and financing commercial mortgage loans and other commercial real estate debt, commercial mortgage-backed securities and other commercial real estate-related assets. Following the acquisition, CXS Acquisition was renamed Annaly Commercial Real Estate Group, Inc. (“Annaly Commercial”). Annaly Commercial is a wholly-owned qualified REIT subsidiary of the Company.

A summary of the Company’s significant accounting policies follows:

Basis of Accounting – The accompanying consolidated financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). In the opinion of management, the consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows.

Principles of Consolidation – The consolidated financial statements include the accounts of the Company, FIDAC, FIDAC FSI, FIDAC Europe, Merganser, RCap, Shannon, Charlesfort, the Fund and Annaly Commercial.  All intercompany balances and transactions have been eliminated in consolidation. Beginning with the Company’s consolidated financial statements for the quarter and six month periods ended June 30, 2013, the Company reclassified previously presented financial information so that amounts previously presented in the Consolidated Statements of Operations and Comprehensive Income (Loss) as interest income from Investments are presented as interest income in Reverse repurchase agreements and Other. Consolidated financial statements for periods prior to June 30, 2013 have been conformed to the current presentation.

The Company has evaluated all of its investments in order to determine if they qualify as Variable Interest Entities ("VIEs") or as variable interests in VIEs. A VIE is defined as an entity in which equity investors (i) do not have the characteristics of a controlling financial interest, and/or (ii) do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties. A variable interest is an investment or other interest that will absorb portions of a VIE's expected losses or receive portions of the entity’s expected residual returns. A VIE is required to be consolidated by its primary beneficiary, which is defined as the party that (i) has the power to control the activities that most significantly impact the VIE’s economic performance and (ii) has the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand and cash held in money market funds on an overnight basis.  RCap is a member of various clearing organizations with which it maintains cash required for the conduct of its day-to-day clearance activities. Cash and securities deposited with clearing organizations are carried at cost, which approximates fair value. The Company also maintains collateral in the form of cash on margin with counterparties to its interest rate swaps. Cash and securities deposited with clearing organizations and collateral held in the form of cash on margin with counterparties to its interest rate swaps totaled $561.6 million and $527.5 million at June 30, 2013 and December 31, 2012, respectively.

Reverse Repurchase Agreements – RCap enters into reverse repurchase agreements as part of its matched book trading activity. Reverse repurchase agreements are recorded on trade date at the contract amount and are collateralized by mortgage-backed or other securities. Margin calls are made by RCap as necessary based on the daily valuation of the underlying collateral as compared to the contract price. RCap generates income from the spread between what is earned on the reverse repurchase agreements and what is paid on the matched repurchase agreements. RCap’s policy is to obtain possession of collateral with a market value in excess of the principal amount loaned under reverse repurchase agreements. To ensure that the market value of the underlying collateral remains sufficient, collateral is valued daily, and RCap will require counterparties to deposit additional collateral, when necessary.  All reverse repurchase activities are transacted under master repurchase agreements that give RCap the right, in the event of default, to liquidate collateral held and to offset receivables and payables with the same counterparty.

Securities Borrowed and Loaned Transactions – RCap records securities borrowed and loaned transactions as collateralized financings.   Securities borrowed transactions require RCap to provide the counterparty with collateral in the form of cash, or other securities. RCap receives collateral in the form of cash or other securities for securities loaned transactions in an amount generally in excess of the fair value of the securities loaned.  RCap monitors the fair value of the securities borrowed and loaned on a daily basis, with additional collateral obtained or refunded as necessary.  Securities borrowed and securities loaned transactions are recorded at contract value.  For these transactions, the rebates accrued by RCap are recorded as interest income or expense.

U.S. Treasury Securities – RCap trades in U.S. Treasury securities for its proprietary portfolio, which consists of long and short positions on U.S Treasury notes and bonds. U.S. Treasury securities are classified as trading investments and are recorded on the trade date at cost. Changes in fair value are reflected in the Company’s Consolidated Statement of Operations and Comprehensive Income (Loss).  Generally, RCap does not hold the U.S. Treasury notes and bonds to maturity and realizes gains and losses from trading those positions. Interest income or expense on U.S. Treasury notes and bonds is accrued based on the outstanding principal amount of those investments and their stated terms.

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

Investment Securities – Agency mortgage-backed securities, Agency debentures, and corporate debt are referred to herein as “Investment Securities.”  Although the Company generally intends to hold most of its Investment Securities until maturity, it may, from time to time, sell any of its Investment Securities as part of its overall management of its portfolio.  Investment Securities classified as available-for-sale are reported at fair values estimated by management that are compared to independent sources for reasonableness, with unrealized gains and losses reported as a component of stockholders’ equity. Investment Securities transactions are recorded on the trade date.  Realized gains and losses on sales of Investment Securities are determined using the average cost method. The Company’s investments in corporate debt are designated as held for investment, and are carried at their principal balance outstanding plus any premiums or discounts less allowances for loan losses. No allowance for loan losses was deemed necessary as of June 30, 2013 and December 31, 2012.

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

Other-Than-Temporary Impairment – Management evaluates available-for-sale securities for other-than-temporary impairment at least quarterly, and more frequently when economic or market concerns warrant such evaluation.  When the fair value of available-for-sale security is less than its amortized cost the security is considered impaired. For securities that are impaired, the Company determines if it (1) has the intent to sell the securities, (2) is more likely than not that it will be required to sell the securities before recovery, or (3) does not expect to recover the entire amortized cost basis of the securities.  Further, the security is analyzed for credit loss (the difference between the present value of cash flows expected to be collected and the amortized cost basis).  The credit loss, if any, will then be recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss), while the balance of losses related to other factors will be recognized as a component of stockholders’ equity.  There was no other-than-temporary impairment for the quarters and six months ended June 30, 2013 and 2012.

Commercial Real Estate Investments

Commercial Real Estate Loans – The Company's commercial real estate mortgages and loans are comprised of fixed-rate and adjustable-rate loans. Commercial real estate mortgages and loans are designated as held for investment and are carried at their outstanding principal balance, plus any premiums or discounts, less allowances for loan losses. The difference between the principal amount of a loan and proceeds at acquisition is recorded as either a discount or premium.

Preferred Equity Interests Held for Investment – Preferred equity interests are designated as held for investment and are carried at their outstanding principal balance, plus premiums or discounts, less allowances for losses.

Investments in Real Estate – Investments in real estate are carried at historical cost less accumulated depreciation. Costs directly related to acquisitions deemed to be business combinations are expensed. Ordinary repairs and maintenance which are not reimbursed by the tenants are expensed as incurred. Major replacements and improvements that extend the useful life of the asset are capitalized and depreciated over their useful life.

Allowance for Loan Losses – The Company evaluates the need for a loan loss reserve on its commercial real estate loans and preferred equity interests. A provision is established when the Company believes a loan is impaired, which is when it is deemed probable that the Company will be unable to collect contractual principal and interest amounts. A provision for credit losses related to loans, including those accounted for under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”), may be established when it is probable the Company will not collect amounts contractually due or all amounts previously estimated to be collected. Management assesses the credit quality of the portfolio and adequacy of loan loss reserves on a quarterly basis, or more frequently as necessary. Significant judgment is required in this analysis. Depending on the expected recovery of its investment, the Company considers the estimated net recoverable value of the loan as well as other factors, including but not limited to the fair value of any collateral, the amount and the status of any senior debt, the prospects for the borrower and the competitive landscape where the borrower does business. Because this determination is based upon projections of future economic events, which are inherently subjective, the amounts ultimately realized may differ materially from the carrying value as of the reporting date.

Revenue Recognition – Commercial Real Estate Investments - Interest income is accrued based on the outstanding principal amount of the loans or preferred equity investments and their contractual terms. Premiums and discounts associated with the purchase of the loans or preferred equity investments are amortized or accreted into interest income over the projected lives of the loans or preferred equity investments using the interest method based on the estimated recovery value.

Equity Securities – The Company invests in equity securities that are classified as available-for-sale or trading.  Equity securities classified as available-for-sale are reported at fair value, based on market quotes, with unrealized gains and losses reported as a component of other comprehensive income (loss). Equity securities classified as trading are reported at fair value, based on market quotes, with unrealized gains and losses reported in the Consolidated Statements of Operations and Comprehensive Income (Loss) as Net gains (losses) on trading assets.  Dividends are recorded in earnings based on the declaration date.

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

The Company elected to net, by counterparty, the fair value of interest rate swap contracts.  These contracts contain legally enforceable provisions that allow for netting or setting off swap receivables and payables with each counterparty and, therefore, the fair value of those swap contracts are netted by counterparty.  The credit support annex provisions of the Company’s interest rate swap contracts allow the parties to mitigate their credit risk by requiring the party which is out of the money to post collateral. As the Company elects to net by counterparty the fair value of interest rate swap contracts, it also nets by counterparty any collateral exchanged as part of the interest rate swap contracts.  In addition, the Company’s agreements with certain of its counterparties with whom it has both interest rate swap contracts and master repurchase agreements contain legally enforceable provisions that allow for netting or setting off on an aggregate basis all receivables, payables and collateral postings required under both the interest rate swap contract and the master repurchase agreement with respect to such counterparty.

The Company may from time to time also use a variety of derivative instruments to economically hedge some of its exposure to market risks, including interest rate and prepayment risk.  Any such hedging transactions could take a variety of forms, including the use of derivative instruments such as interest rate swap agreements, interest rate swaptions or forward contracts.  The Company may also purchase or sell To-Be-Announced (“TBA”) securities, purchase or write put or call options on TBA securities or invest in other types of mortgage derivative securities. The Company maintains a margin account which is settled daily with futures and options commission merchants. The Company accounts for derivatives at fair value as either assets or liabilities on the Consolidated Statements of Financial Condition.  Changes in the fair value of these derivatives are included in net gains (losses) on trading assets on the Consolidated Statements of Operations and Comprehensive Income (Loss).

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

Credit Risk – The Company has limited its exposure to credit losses on its portfolio of Agency mortgage-backed securities by only purchasing securities issued by Freddie Mac, Fannie Mae or Ginnie Mae and Agency debentures issued by the FHLB, Freddie Mac and Fannie Mae.  The payment of principal and interest on the Freddie Mac and Fannie Mae Agency mortgage-backed securities are guaranteed by those respective agencies, and the payment of principal and interest on Ginnie Mae Agency mortgage-backed securities are backed by the full faith and credit of the U.S. government.  Principal and interest on Agency debentures are guaranteed by the agency issuing the debenture.  Substantially all of the Company’s Investment Securities have an actual or implied “AAA” rating.  The Company faces credit risk on the portions of its portfolio which are not Agency mortgage-backed securities and Agency debentures.  The Company is exposed to credit risk on commercial real estate loans, preferred equity interests and corporate debt.

Market Risk – Weakness in the mortgage market may adversely affect the performance and market value of the Company’s investments.  This could negatively impact the Company’s net book value.  Furthermore, if many of the Company’s lenders are unwilling or unable to provide additional financing, the Company could be forced to sell its Investment Securities at an inopportune time when prices are depressed. The Company does not anticipate having difficulty converting its assets to cash or extending financing terms due to the fact that its Agency mortgage-backed securities and Agency debentures have an actual or implied “AAA” rating and principal payment is guaranteed by Freddie Mac, Fannie Mae, or Ginnie Mae.

The Company has established policies and procedures for mitigating market risk, including conducting scenario analysis and utilizing a range of hedging strategies.

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

Repurchase Agreements – The Company finances the acquisition of a significant portion of its Agency mortgage-backed securities with repurchase agreements. The Company examines each of the specified criteria in ASC 860, Transfers and Servicing, at the inception of each transaction and has determined that each of the financings meet the specified criteria in this guidance. None of the Company’s repurchase agreements are accounted for as components of linked transactions. As a result, the Company separately accounts for the financial assets and related repurchase financings in the accompanying consolidated financial statements.

Reverse repurchase agreements and repurchase agreements with the same counterparty and the same maturity are presented net in the Consolidated Statements of Financial Condition when the terms of the agreements permit netting. The Company reports cash flows on repurchase agreements as financing activities in the Consolidated Statements of Cash Flows. The Company reports cash flows on repurchase agreements entered into by RCap as operating activities in the Consolidated Statements of Cash Flows.

Convertible Senior Notes – The Company records the 4% Convertible Senior Notes and 5% Convertible Senior Notes (collectively, the “Convertible Senior Notes”) at their contractual amounts, adjusted by the effects of a beneficial conversion feature and a contingent beneficial conversion feature (collectively, the “Conversion Features”).  The Conversion Features’ intrinsic value is included in “Additional paid-in capital” on the Company’s Consolidated Statements of Financial Condition and reduces the recorded liability amount associated with the Convertible Senior Notes.

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

Income Taxes – The Company has elected to be taxed as a REIT and intends to comply with the provisions of the Code, with respect thereto.  Accordingly, the Company will not be subjected to federal income tax to the extent of its distributions to shareholders and as long as certain asset, income and stock ownership tests are met.  The Company and certain of its direct and indirect subsidiaries, including FIDAC, Merganser, RCap and a subsidiary of Annaly Commercial, have made separate joint elections to treat these subsidiaries as taxable REIT subsidiaries.  As such, each of these taxable REIT subsidiaries are taxable as a domestic C corporation and subject to federal, state and local income taxes based upon their taxable income.  FIDAC Europe was located in Europe and was not required to pay United States income taxes.  FIDAC Europe was sold by the Company in December 2012.

The provisions of ASC 740, Income Taxes, (“ASC 740”) clarify the accounting for uncertainty in income taxes recognized in financial statements and prescribe a recognition threshold and measurement attribute for tax positions taken or expected to be taken on a tax return. ASC 740 also requires that interest and penalties related to unrecognized tax benefits be recognized in the financial statements. The Company does not have any unrecognized tax benefits that would affect its financial position.  Thus, no accruals for penalties and interest were necessary as of June 30, 2013 or December 31, 2012.

Goodwill and Intangible Assets – The Company’s acquisitions of FIDAC, Merganser and CreXus were accounted for using the acquisition method.  Under the acquisition method, net assets and results of operations of acquired companies are included in the consolidated financial statements from the date of acquisition. The costs of FIDAC, Merganser and CreXus were allocated to the assets acquired, including identifiable intangible assets and the liabilities assumed based on their estimated fair values at the date of acquisition. The excess of purchase price over the fair value of the net assets acquired was recognized as goodwill.

The Company tests goodwill for impairment on an annual basis and at interim periods when events or circumstances make it more likely than not that an impairment may have occurred.  The impairment test for goodwill utilizes a two-step approach, whereby the Company compares the carrying value of each identified reporting unit to its fair value.  If the carrying value of the reporting unit is greater than its fair value, the second step is performed, where the implied fair value of goodwill is compared to its carrying value. The Company recognizes an impairment charge for the amount by which the carrying amount of goodwill exceeds its fair value.

Intangible assets with an estimated useful life are amortized over the expected life.

Stock Based Compensation – The Company is required to measure and recognize in the consolidated financial statements the compensation cost relating to share-based payment transactions. The Company recognizes compensation expense on a straight-line basis over the requisite service period for the entire award.

Use of Estimates – The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  All assets classified as trading or available-for-sale and interest rate swaps are reported at their estimated fair value, based on market prices.  The Company’s policy is to obtain fair values from one or more independent sources to compare to internal prices for reasonableness.  Actual results could differ from those estimates.

A Summary of Recent Accounting Pronouncements Follows:

Presentation

Balance Sheet (ASC 210)

On December 23, 2011, FASB released ASU 2011-11 Balance Sheet: Disclosures about Offsetting Assets and Liabilities.  Under this update, the Company is required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and transactions subject to an agreement similar to a master netting arrangement.  The scope includes derivatives, sale and repurchase agreements and reverse sale and repurchase agreements and securities borrowing and securities lending arrangements.   This disclosure is intended to enable financial statement users to understand the effect of such arrangements on the Company’s financial position.  In January 2013, FASB released ASU 2013-01 Balance Sheet: Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which served solely to clarify the scope of financial instruments included in ASU 2011-11 as there was concern about diversity in practice.  The objective of these updates is to support further convergence of US GAAP and IFRS requirements.  The updates are effective for annual reporting periods beginning on or after January 1, 2013 and did not have a significant impact on the consolidated financial statements.

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

Broad Transactions

Financial Services – Investment Companies (ASC 946)

In June 2013, the FASB finalized ASU 2013-08 amending the scope, measurement and disclosure requirements under Topic 946 – Financial Services-Investment Companies.  The FASB decided not to address issues related to the applicability of investment company accounting for real estate entities and the measurement of real estate investments at this time.  Further, as stated in ASC 946-10-15-3, the guidance in Topic 946 does not apply to real estate investment trusts, and thus has no effect on the Company’s consolidated financial statements.

2.             AGENCY MORTGAGE-BACKED SECURITIES

The following tables present the Company’s available-for-sale Agency mortgage-backed securities portfolio as of June 30, 2013 and December 31, 2012 which were carried at their fair value:

June 30, 2013	Freddie Mac	Fannie Mae	Ginnie Mae	Total Mortgage- Backed Securities
	(dollars in thousands)

Agency mortgage-backed securities, par value	$32,331,213	$55,685,938	$204,526	$88,221,677
Unamortized discount	(12,845)	(13,134)	(382)	(26,361)
Unamortized premium	1,871,508	3,473,288	33,788	5,378,584
Amortized cost	34,189,876	59,146,092	237,932	93,573,900

Gross unrealized gains	427,974	893,025	11,893	1,332,892
Gross unrealized losses	(939,614)	(1,477,347)	(2,513)	(2,419,474)

Estimated fair value	$33,678,236	$58,561,770	$247,312	$92,487,318

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(dollars in thousands)

Adjustable rate	$4,562,693	$240,181	$(10,059)	$4,792,815
Fixed rate	89,011,207	1,092,711	(2,409,415)	87,694,503

Total	$93,573,900	$1,332,892	$(2,419,474)	$92,487,318

December 31, 2012	Freddie Mac	Fannie Mae	Ginnie Mae	Total Mortgage Backed Securities
	(dollars in thousands)

Agency mortgage-backed securities, par value	$44,296,234	$70,649,782	$273,988	$115,220,004
Unamortized discount	(9,515)	(12,315)	(389)	(22,219)
Unamortized premium	2,121,478	3,695,381	39,348	5,856,207
Amortized cost	46,408,197	74,332,848	312,947	121,053,992

Gross unrealized gains	1,166,299	1,913,334	17,583	3,097,216
Gross unrealized losses	(36,890)	(146,533)	(4,578)	(188,001)

Estimated fair value	$47,537,606	$76,099,649	$325,952	$123,963,207

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(dollars in thousands)

Adjustable rate	$5,786,718	$259,013	$(4,613)	$6,041,118
Fixed rate	115,267,274	2,838,203	(183,388)	117,922,089

Total	$121,053,992	$3,097,216	$(188,001)	$123,963,207

Actual maturities of Agency mortgage-backed securities are generally shorter than stated contractual maturities because actual maturities of Agency mortgage-backed securities are affected by periodic payments and prepayments of principal on the underlying mortgages.  The following table summarizes the Company’s Agency mortgage-backed securities as of June 30, 2013 and December 31, 2012, according to their estimated weighted-average life classifications:

	June 30, 2013		December 31, 2012
Weighted-Average Life	Fair Value	Amortized Cost	Fair Value	Amortized Cost
	(dollars in thousands)
Less than one year	$556,408	$554,339	$1,264,094	$1,250,405
Greater than one year through five years	67,853,688	67,919,691	119,288,168	116,510,310
Greater than five years through ten years	23,828,194	24,869,574	3,104,073	2,992,054
Greater than 10 years	249,028	230,296	306,872	301,223
Total	$92,487,318	$93,573,900	$123,963,207	$121,053,992

The weighted-average lives of the Agency mortgage-backed securities at June 30, 2013 and December 31, 2012 in the table above are based upon principal prepayment rates for each security provided through subscription-based financial information services. The prepayment model considers current yield, forward yield, steepness of the yield curve, current mortgage rates, mortgage rate of the outstanding loans, loan age, margin, volatility, and other factors.  The actual weighted average lives of the Agency mortgage-backed securities could be longer or shorter than estimated.

The following table presents the gross unrealized losses and estimated fair value of the Company’s Agency mortgage-backed securities by length of time that such securities have been in a continuous unrealized loss position at June 30, 2013 and December 31, 2012.

	Unrealized Loss Position For:
	Less than 12 Months			12 Months or More			Total
	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities
	(dollars in thousands)

June 30, 2013	$57,539,925	$(2,386,778)	618	$121,495	$(32,696)	33	$57,661,420	$(2,419,474)	651
December 31, 2012	$11,220,514	$(82,721)	187	$147,775	$(105,280)	39	$11,368,289	$(188,001)	226

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

During the quarter and six months ended June 30, 2013, the Company sold $13.5 billion and $29.8 billion of Agency mortgage-backed securities, respectively, resulting in a net realized gain of $148.0 million and $330.8 million, respectively.  During the quarter and six months ended June 30, 2012, the Company sold $5.7 billion and $10.9 billion of Agency mortgage-backed securities, respectively, resulting in a net realized gain of $94.8 million and $175.1 million, respectively. Average cost is used as the basis on which the realized gain or loss on sale is determined.

Agency interest-only mortgage-backed securities represent the right to receive a specified portion of the contractual interest flows of the underlying outstanding principal balance of specific Agency mortgage-backed securities.  Agency interest-only mortgage-backed securities in the Company’s portfolio as of June 30, 2013 had net unrealized gains of $50.5 million (consisting of net unrealized gains of $25.1 million included in accumulated deficit and net unrealized gains of $25.4 million included in accumulated other comprehensive income) and an amortized cost of $1.1 billion.

3.             ACQUISITION OF CREXUS

On April 17, 2013, the Company, through its wholly-owned subsidiary CXS Acquisition, completed the acquisition of CreXus pursuant to the merger agreement dated January 30, 2013. CreXus owned a portfolio of commercial real estate assets which are now owned by the Company. Following the acquisition, CXS Acquisition was renamed Annaly Commercial Real Estate Group, Inc.

The business combination was accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations, (“ASC 805”). Accordingly, goodwill was measured as the excess of the aggregate of the acquisition-date fair value of the consideration transferred and the acquisition-date fair value of the Company’s previously held equity interest in CreXus over the fair value, at acquisition date, of the identifiable assets acquired net of assumed liabilities. The following table summarizes the aggregate consideration and preliminary fair value of the assets acquired and liabilities assumed recognized at the acquisition date:

April 17, 2013
(dollars in thousands)
Cash consideration transferred	$876,267
Fair value of equity interest in CreXus held before the business combination	106,521
$982,788

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$151,843
Commercial real estate investments	796,950
Accrued interest receivable	3,485
Other assets	5,617
Mortgages payable	(19,376)
Participation sold	(14,352)
Accounts payable and accrued expenses	(12,729)
Total identifiable net assets	911,438
Goodwill	71,350
$982,788

The Company recorded $71.4 million of goodwill associated with the acquisition of CreXus in the Consolidated Statements of Financial Condition. The final goodwill recorded on the Consolidated Statements of Financial Condition may differ from that reflected herein as a result of future measurement period adjustments. In management’s opinion, the goodwill represents the synergies that will result from integrating CreXus’ commercial real estate platform into the Company, which the Company believes is complementary to its existing business and return profile.

The acquisition-date fair value of the previously held equity interest in CreXus excluded the estimated fair value of the control premium that resulted from the merger transaction. The Company recognized a loss of $18.9 million for the three and six months ended June 30, 2013 as a result of remeasuring the fair value of its equity interest in CreXus held before the business combination.

Under ASC 805, merger-related transaction costs (such as advisory, legal, valuation and other professional fees) are not included as components of consideration transferred but are accounted for as expenses in the periods in which the costs are incurred. Transaction costs of $6.5 million and $7.3 million were incurred during the quarter and sixth months ended June 30, 2013, respectively, and were included in other general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss).

4.             COMMERCIAL REAL ESTATE INVESTMENTS

At June 30, 2013, commercial real estate investments are composed of the following:

Commercial Mortgage Loans and Preferred Equity Held for Investment

	June 30, 2013
	Outstanding Principal	Carrying Value	Percentage of Loan Portfolio(1)
	(dollars in thousands)
Senior mortgages	$330,864	$331,372	35.3%
Subordinate notes	41,235	41,733	4.4%
Mezzanine loans	524,393	526,167	56.0%
Preferred equity	39,769	39,085	4.3%
Total	$936,261	$938,357	100.0%

(1) Based on outstanding principal.

	June 30, 2013
	Senior Mortgages	Subordinate Notes	Mezzanine Loans	Preferred Equity	Total
	(dollars in thousands)
Beginning principal balance at acquisition	$100,907	$41,293	$545,109	$39,769	$727,078
Purchases/advances, principal balance	230,000	-	-	-	230,000
Remaining premium (discount)	508	498	1,774	(684)	2,096
Principal payments	(43)	(58)	(20,716)	-	(20,817)
Net carrying value	$331,372	$41,733	$526,167	$39,085	$938,357

Internal Loan and Preferred Equity Ratings

	June 30, 2013
			Internal Ratings
Investment type	Outstanding Principal	Percentage of Portfolio	Performing Loans	Watch List Loans
	(dollars in thousands)
Senior mortgages	$330,864	35.3%	$317,891	$12,973	(1)
Subordinate notes	41,235	4.4%	41,235	-
Mezzanine loans	524,393	56.0%	524,393	-
Preferred equity	39,769	4.3%	39,769	-
	$936,261	100.0%	$923,288	$12,973

(1) Loan on non-accrual status. Amount represents recorded investment.

Real Estate Investment

June 30, 2013
(dollars in thousands)
Real estate held for investment, at amortized cost
Land	$6,639
Buildings and improvements	31,099
Subtotal	37,738
Less: accumulated depreciation	(246)
Real estate held for investment, net	37,492
Real estate held for sale, at fair value	29,711
Total real estate investments	$67,203

5.             GOODWILL

At June 30, 2013 and December 31, 2012, goodwill totaled $102.8 million and $55.4 million, respectively.  During the second quarter of 2013, the Company recorded $71.4 million of additional goodwill associated with the acquisition of CreXus. During the first quarter of 2012, Merganser’s prior owners received an additional payment of $13.4 million relating to earn-out provisions in the merger agreement, which was recorded as additional goodwill. The Company also recorded a goodwill impairment charge of $24.0 million during the second quarter of 2013 based on market information that became available to the Company. No goodwill impairment losses were recognized prior to the second quarter of 2013.

6.             FAIR VALUE MEASUREMENTS

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

Agency mortgage-backed securities, Agency debentures and interest rate swaps and swaptions are valued using quoted prices, including dealer quotes, or internally estimated prices for similar assets.  The Company incorporates common market pricing methods, including a spread measurement to the Treasury curve as well as underlying characteristics of the particular security including coupon, periodic and life caps, rate reset period and expected life of the security in its estimates of fair value. Management reviews the fair values generated by the model to determine whether prices are reflective of the current market.  Management indirectly corroborates its estimates of the fair value using pricing models by comparing its results to independent prices provided by dealers in the securities and/or third party pricing services. Certain liquid asset classes, such as Agency fixed-rate pass-throughs, may be priced using independent sources such as quoted prices for TBA securities.

The Agency mortgage-backed securities, interest rate swap, and swaption market is considered to be an active market such that participants transact with sufficient frequency and volume to provide transparent pricing information on an ongoing basis. The liquidity of the Agency mortgage-backed securities interest rate swap, and swaption market and the similarity of the Company’s securities to those actively traded enable the Company to observe quoted prices in the market and utilize those prices as a basis for formulating fair value measurements.  Consequently, the Company has classified Agency mortgage-backed securities interest rate swaps, and swaptions as Level 2 inputs in the fair value hierarchy.

The fair value of U.S. Treasury securities and investments in affiliates are based on quoted prices in active markets.

The following table presents the estimated fair values of financial instruments measured at fair value on a recurring basis.

	Level 1	Level 2	Level 3
At June 30, 2013	(dollars in thousands)
Assets:
Agency mortgage-backed securities	$-	$92,487,318	$-
Agency debentures	-	3,306,473	-
Investment in affiliate	134,948	-	-
Interest rate swaps	-	38,950	-
Other derivative contracts	940	90,330	-
Liabilities:
Interest rate swaps	-	1,189,178	-

	Level 1	Level 2	Level 3
At December 31, 2012	(dollars in thousands)
Assets:
U.S. Treasury securities	$752,076	$-	$-
Agency mortgage-backed securities	-	123,963,207	-
Agency debentures	-	3,009,568	-
Investments in affiliates	234,120	-	-
Other derivative contracts	7,955	1,875	-
Liabilities:
U.S. Treasury securities sold, not yet purchased	495,437	-	-
Interest rate swaps	-	2,584,907	-

GAAP requires disclosure of fair value information about financial instruments, whether or not recognized in the financial statements, for which it is practical to estimate the value. In cases where quoted market prices are not available, fair values are based upon discounted cash flows using market yields or other valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, fair values are not necessarily indicative of the amount the Company could realize on disposition of the financial instruments. The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair value amounts.

The following table summarizes the estimated fair value for all financial assets and liabilities as of June 30, 2013 and December 31, 2012.

		June 30, 2013		December 31, 2012
	Level in Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
		(dollars in thousands)
Financial assets:
Cash and cash equivalents(1)	1	$725,537	$725,537	$615,789	$615,789
Reverse repurchase agreements(1)	1	171,234	171,234	1,811,095	1,811,095
U.S. Treasury securities(2)	1	-	-	752,076	752,076
Securities borrowed(2)	2	2,425,024	2,425,024	2,160,942	2,160,942
Agency mortgage-backed securities	2	92,487,318	92,487,318	123,963,207	123,963,207
Agency debentures	2	3,306,473	3,306,473	3,009,568	3,009,568
Investments in affiliates(2)	1	134,948	134,948	234,120	234,120
Commercial real estate investments(3)	3	938,357	933,028	-	-
Corporate debt(4)	2	61,682	61,772	63,944	64,271
Interest rate swaps	2	38,950	38,950	-	-
Other derivatives(2)	1,2	91,270	91,270	9,830	9,830

Financial liabilities:
U.S. Treasury securities sold, not yet purchased(2)	1	$-	$-	$495,437	$495,437
Repurchase agreements(1)(5)	1,2	81,397,335	81,769,214	102,785,697	103,332,832
Securities loaned(2)	2	2,284,245	2,284,245	1,808,315	1,808,315
Convertible Senior Notes(2)	1	824,229	876,190	825,541	899,192
Mortgages payable(6)	2	19,361	19,211	-	-
Participation sold(7)	3	14,324	14,174	-	-
Interest rate swaps	2	1,189,178	1,189,178	2,584,907	2,584,907

(1)	Carrying value approximates fair value due to the short-term maturities of these items.
(2)	Fair value is determined using end of day quoted prices in active markets.
(3)
Commercial real estate investments include commercial mortgage loans and preferred equity held for investment. Commercial mortgage loans are held for investment and are recorded at amortized cost less an allowance for losses. The fair value of commercial real estate loans is based on the loan’s contractual cash flows and estimated changes in the yield curve. The estimated fair value of the commercial mortgage loans take into consideration expected changes in interest rates and changes in the underlying collateral cash flows. The fair value also reflects consideration of changes in credit risk since the loan was originated or purchased. The preferred equity investment is recorded at amortized cost less an allowance for losses. The fair value of preferred equity is based on the underlying cash flows and estimated changes in the yield curve. The fair value also reflects consideration of changes in credit risk since the time of initial investment.

(4)
The carrying value of corporate debt is based on amortized cost. Estimates of fair value of corporate debt require the use of judgments and inputs including, but not limited to, the enterprise value of the borrower (i.e., an estimate of the total fair value of the borrower's debt and equity), the nature and realizable value of any collateral, the borrower’s ability to make payments when due and its earnings history.  Management also considers factors that affect the macro and local economic markets in which the borrower operates.

(5)	The fair value of repurchase agreements with maturities greater than one year is valued as pay fixed versus receive floating interest rate swaps.
(6)
The fair value of mortgages payable is based on the related contractual cash flows and estimated changes in the yield curve from the time of origination.  The fair value of mortgages payable also reflects consideration of the value of the underlying collateral and changes in credit risk from the time the debt was originated.

(7)	The carrying value of participations sold is based on the loan’s amortized cost. The fair value of participations sold is based on the fair value of the underlying related commercial loan.

7.             REPURCHASE AGREEMENTS

The Company had outstanding $81.4 billion and $102.8 billion of repurchase agreements with weighted average borrowing rates of 1.72% and 1.53%, after giving effect to the Company’s interest rate swaps, and weighted average remaining maturities of 191 days and 191 days as of June 30, 2013 and December 31, 2012, respectively.  Investment Securities and U.S. Treasury securities pledged as collateral under these repurchase agreements and interest rate swaps had an estimated fair value and accrued interest of $89.3 billion and $284.7 million at June 30, 2013, respectively, and $109.2 billion and $363.8 million at December 31, 2012, respectively.

At June 30, 2013 and December 31, 2012, the repurchase agreements had the following remaining maturities and weighted average rates:

	June 30, 2013		December 31, 2012
	Repurchase Agreements	Weighted Average Rate	Repurchase Agreements	Weighted Average Rate
	(dollars in thousands)
1 day	$6,823,271	0.33%	$-	-
2 to 29 days	25,925,976	0.44%	33,191,448	0.50%
30 to 59 days	18,675,058	0.41%	28,383,851	0.45%
60 to 89 days	2,827,502	0.58%	8,602,680	0.42%
90 to 119 days	6,522,227	0.37%	4,804,671	0.57%
Over 120 days	20,623,301	1.27%	27,803,047	1.03%
Total	$81,397,335	0.64%	$102,785,697	0.63%

Repurchase agreements and reverse repurchase agreements with the same counterparty and the same maturity are presented net in the Consolidated Statements of Financial Condition when the terms of the agreements permit netting. The following table summarizes the gross amounts of reverse repurchase agreements and repurchase agreements, amounts offset in accordance with netting arrangements and net amounts of repurchase agreements and reverse repurchase agreements as presented in the Consolidated Statements of Financial Condition as of June 30, 2013 and December 31, 2012.

	June 30, 2013		December 31, 2012
	Reverse Repurchase Agreements	Repurchase Agreements	Reverse Repurchase Agreements	Repurchase Agreements
	(dollars in thousands)

Gross Amounts	$6,540,117	$87,766,218	$3,650,053	$104,624,655
Amounts Offset	(6,368,883)	(6,368,883)	(1,838,958)	(1,838,958)
Netted Amounts	$171,234	$81,397,335	$1,811,095	$102,785,697

8.            DERIVATIVE INSTRUMENTS

In connection with the Company’s interest rate risk management strategy, the Company economically hedges a portion of its interest rate risk by entering into derivative financial instrument contracts.  As of June 30, 2013, such instruments are comprised of interest rate swaps, which in effect modify the cash flows on repurchase agreements, or convert floating rate liabilities to fixed rates. The purpose of the swaps is to mitigate the risk of rising interest rates that affect the Company’s cost of funds. The use of interest rate swaps creates exposure to credit risk relating to potential losses that could be recognized if the counterparties to these instruments fail to perform their obligations under the contracts. In the event of a default by the counterparty, the Company could have difficulty obtaining its Investment Securities pledged as collateral for interest rate swaps and repurchase agreements. The Company’s interest rate swaps have not been designated as hedging instruments for accounting purposes.

The Company elected to net, by counterparty, the fair value of interest rate swap contracts.  These contracts contain legally enforceable provisions that allow for netting or setting off swap receivables and payables with each counterparty and, therefore, the fair value of those swap contracts are netted by counterparty. The following table summarizes notional amounts and unrealized gains (losses) of interest rate swap contracts on a gross basis, amounts offset in accordance with netting arrangements and net amounts as presented in the Consolidated Statements of Financial Condition as of June 30, 2013 and December 31, 2012.

	June 30, 2013
	Interest Rate Swaps - Asset		Interest Rate Swaps - Liability
	Notional	Unrealized Gains	Notional	Unrealized Losses
	(dollars in thousands)

Gross Amounts	$12,360,000	$389,096	$36,112,290	$(1,539,324)
Amounts Offset	(9,210,000)	(350,146)	9,210,000	350,146
Netted Amounts	$3,150,000	$38,950	$45,322,290	$(1,189,178)

	December 31, 2012
	Interest Rate Swaps - Asset		Interest Rate Swaps - Liability
	Notional	Unrealized Gains	Notional	Unrealized Losses
	(dollars in thousands)

Gross Amounts	$1,100,000	$26,020	$45,811,800	$(2,610,927)
Amounts Offset	(1,100,000)	(26,020)	1,100,000	26,020
Netted Amounts	$-	$-	$46,911,800	$(2,584,907)

The effect of interest rate swaps on the Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	Location on Consolidated Statements of Operations and Comprehensive Income (Loss)
	Realized Gains (Losses) on Interest Rate Swaps(1)	Realized Gains (Losses) on Termination of Interest Rate Swaps	Unrealized Gains (Losses) on Interest Rate Swaps
	(dollars in thousands)
For the Quarter Ended June 30, 2013	$(212,727)	$(35,649)	$1,109,022
For the Quarter Ended June 30, 2012	$(222,002)	$-	$(611,215)

(1) Net interest payments on interest rate swaps is presented in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) as realized gains (losses) on interest rate swaps.

The weighted average pay rate on the Company’s interest rate swaps at June 30, 2013 was 2.05% and the weighted average receive rate was 0.22%.  The weighted average pay rate at December 31, 2012 was 2.21% and the weighted average receive rate was 0.24%.

Certain of the Company’s derivative contracts are subject to International Swaps and Derivatives Association Master Agreements (“ISDA”) which contain provisions that grant counterparties certain rights with respect to the applicable ISDA upon the occurrence of (i) negative performance that results in a decline in net assets in excess of specified thresholds or dollar amounts over set periods of time, (ii) the Company’s failure to maintain its REIT status, (iii) the Company’s failure to comply with limits on the amount of leverage, and (iv) the Company’s stock being delisted from the New York Stock Exchange (NYSE). Upon the occurrence of items (i) through (iv), the counterparty to the applicable ISDA has a right to terminate the ISDA in accordance with its provisions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position at June 30, 2013 is approximately $1.2 billion, which represents the maximum amount the Company would be required to pay upon termination. This amount is fully collateralized.

The Company also utilizes interest rate swaptions in connection with its interest rate risk management strategy. As of June 30, 2013 the Company had outstanding interest rate swaptions with a notional amount of $2.5 billion. During the quarter ended June 30, 2013 the Company realized net gains of $45.1 million on its portfolio of interest rate swaptions.

In connection with RCap’s proprietary trading activities, it enters primarily into U.S. Treasury, Eurodollar, federal funds, German government and U.S. equity index futures and options contracts. RCap invests in futures and options contracts for economic hedging purposes to reduce exposure to changes in yields of its U.S. Treasury securities and for speculative purposes to achieve capital appreciation. The use of futures and options contracts creates exposure to credit risk relating to potential losses that could be recognized if the counterparties to these instruments fail to perform their obligations under the contracts. RCap uses an appropriately licensed futures commission merchant and options broker dealer to execute its orders to buy and sell futures and options contracts. RCap’s derivative contracts are presented in the Consolidated Statements of Financial Condition as Other derivative contracts, at fair value.

9.            CONVERTIBLE SENIOR NOTES

In 2010, the Company issued $600.0 million in aggregate principal amount of its 4% convertible senior notes due 2015 (“4% Convertible Senior Notes”) for net proceeds of approximately $582.0 million.  Interest on the 4% Convertible Senior Notes is paid semi-annually at a rate of 4% per year and the 4% Convertible Senior Notes will mature on February 15, 2015 unless repurchased or converted earlier.  The 4% Convertible Senior Notes are convertible into shares of Common Stock at a conversion rate for each $1,000 principal amount of 4% Convertible Senior Notes.  The initial conversion rate was 46.6070, which was equivalent to an initial conversion price of approximately $21.4560 per share of Common Stock. The conversion rate at June 30, 2013 was 75.1250, which is equivalent to a conversion price of approximately $13.3111 per share of Common Stock.  The conversion rate is subject to adjustment in certain circumstances.  There is no limit on the total number of shares of Common Stock that the Company would be required to issue upon a conversion.

The intrinsic value of the contingent beneficial conversion feature was $84.3 million and $75.8 million at June 30, 2013 and December 31, 2012, respectively, which is reflected in Additional paid-in capital on the Company’s Consolidated Statements of Financial Condition, and reduces the recorded liability on the 4% Convertible Senior Notes. The unamortized contingent beneficial conversion feature of the 4% Convertible Senior Notes at June 30, 2013 and December 31, 2012 of $26.0 million and $22.7 million, respectively, is recognized in interest expense over the remaining life of the notes.

In May 2012, the Company issued $750.0 million in aggregate principal amount of its 5% convertible senior notes due 2015 (“5% Convertible Senior Notes”) for net proceeds of approximately $727.5 million.  Interest on the 5% Convertible Senior Notes is paid semi-annually at a rate of 5% per year and the 5% Convertible Senior Notes will mature on May 15, 2015 unless repurchased or converted earlier.  The 5% Convertible Senior Notes are convertible into shares of Common Stock at a conversion rate for each $1,000 principal amount of 5% Convertible Senior Notes.  The initial conversion rate and conversion rate at June 30, 2013 was 52.7969, which was equivalent to an initial conversion price of approximately $18.94 per share of Common Stock, subject to adjustment in certain circumstances.  Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of Common Stock or a combination of cash and shares of Common Stock, at the Company’s sole discretion. There is no limit on the total number of shares of Common Stock that the Company would be required to issue upon a conversion.

At issuance, the Company determined that the 5% Convertible Senior Notes included an equity component of $11.7 million, which is reflected in Additional paid-in capital on the Company’s Consolidated Statements of Financial Condition, and reduces the recorded liability on the 5% Convertible Senior Notes.  The $11.7 million discount to the principal amount of the Convertible Senior Notes is recognized in interest expense over the remaining life of the notes. At June 30, 2013 and December 31, 2012, $7.3 million and $9.3 million, respectively, of the discount had not been reflected in interest expense.

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

10.          COMMON STOCK AND PREFERRED STOCK

(A)	Common Stock

During the six months ended June 30, 2013 and 2012, 166,000 and 394,000 options were exercised for an aggregate exercise price of $2.2 million and $5.4 million, respectively.

During the six months ended June 30, 2013 and 2012, the Company issued 94,000 and 51,000 shares and raised $1.4 million and $845,000, respectively, through the Direct Purchase and Dividend Reinvestment Program.

During the six months ended June 30, 2012, 1.3 million shares of 6.00% Series B Cumulative Convertible Preferred Stock (“Series B Preferred Stock”) were converted into 4.0 million shares of common stock.

On March 19, 2012, the Company entered into six separate Distribution Agency Agreements (“Distribution Agency Agreements”) with each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse Securities (USA) LLC, Goldman, Sachs & Co., J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC and RCap Securities, Inc. (together, the Agents).  Pursuant to the terms of the Distribution Agency Agreements, the Company may sell from time to time through the Agents, as its sales agents, up to 125,000,000 shares of the Company’s common stock. The Company did not make any sales under the Distribution Agency Agreements during the six months ended June 30, 2013 and 2012.

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

On October 16, 2012, the Company announced that its Board of Directors has authorized the repurchase of up to $1.5 billion of its outstanding common shares over a 12 month period.  All common shares purchased are part of a publicly announced plan in open-market transactions. During the year ended December 31, 2012, the Company repurchased approximately 27.8 million shares of its outstanding common stock for $397.1 million, of which $141.1 million had not settled at December 31, 2012.  During the six months ended June 30, 2013, the Company did not repurchase any shares of its outstanding common stock.

(B) Preferred Stock

At June 30, 2013 and December 31, 2012, the Company had issued and outstanding 7,412,500 shares of Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”), with a par value $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The Series A Preferred Stock is entitled to a dividend at a rate of 7.875% per year based on the $25.00 liquidation preference before the common stock is entitled to receive any dividends. The Series A Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not declared) exclusively at the Company's option commencing on April 5, 2009 (subject to the Company's right under limited circumstances to redeem the Series A Preferred Stock earlier in order to preserve its qualification as a REIT). The Series A Preferred Stock is senior to the Company's common stock and is on parity with the Series C Preferred Stock and Series D Preferred Stock with respect to dividends and distributions, including distributions upon liquidation, dissolution or winding up. The Series A Preferred Stock generally does not have any voting rights, except if the Company fails to pay dividends on the Series A Preferred Stock for six or more quarterly periods (whether or not consecutive). Under such circumstances, the Series A Preferred Stock, together with the Series C Preferred Stock and Series D Preferred Stock, will be entitled to vote to elect two additional directors to the Board, until all unpaid dividends have been paid or declared and restricted for payment.  In addition, certain material and adverse changes to the terms of the Series A Preferred Stock cannot be made without the affirmative vote of holders of at least two-thirds of the outstanding shares of Series A Preferred Stock, Series C Preferred Stock and Series D Preferred Stock. Through June 30, 2013, the Company had declared and paid all required quarterly dividends on the Series A Preferred Stock.

At June 30, 2013 and December 31, 2012, the Company had issued and outstanding 12,000,000 shares of Series C Preferred Stock, with a par value of $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The Series C Preferred Stock is entitled to a dividend at a rate of 7.625% per year based on the $25.00 liquidation preference before the common stock is entitled to receive any dividends. The Series C Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not declared) exclusively at the Company’s option commencing on May 16, 2017 (subject to the Company’s right under limited circumstances to redeem the Series C Preferred Stock earlier in order to preserve its qualification as a REIT or under limited circumstances related to a change of control of the Company). The Series C Preferred Stock is senior to the Company’s common stock and is on parity with the Series A Preferred Stock and Series D Preferred Stock with respect to dividends and distributions, including distributions upon liquidation, dissolution or winding up. The Series C Preferred Stock generally does not have any voting rights, except if the Company fails to pay dividends on the Series C Preferred Stock for six or more quarterly periods (whether or not consecutive). Under such circumstances, the Series C Preferred Stock, together with the Series A Preferred Stock and Series D Preferred Stock, will be entitled to vote to elect two additional directors to the Board, until all unpaid dividends have been paid or declared and restricted for payment. In addition, certain material and adverse changes to the terms of the Series C Preferred Stock cannot be made without the affirmative vote of holders of at least two-thirds of the outstanding shares of Series C Preferred Stock and Series A Preferred Stock and Series D Preferred Stock. Through June 30, 2013, the Company had declared and paid all required quarterly dividends on the Series C Preferred Stock.

At June 30, 2013 and December 31, 2012, the Company had issued and outstanding 18,400,000 shares of Series D Preferred Stock, with a par value of $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The Series D Preferred Stock is entitled to a dividend at a rate of 7.50% per year based on the $25.00 liquidation preference before the common stock is entitled to receive any dividends. The Series D Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not declared) exclusively at the Company’s option commencing on September 13, 2017 (subject to the Company’s right under limited circumstances to redeem the Series D Preferred Stock earlier in order to preserve its qualification as a REIT or under limited circumstances related to a change of control of the Company). The Series D Preferred Stock is senior to the Company’s common stock and is on parity with the Series A Preferred Stock and Series C Preferred Stock with respect to dividends and distributions, including distributions upon liquidation, dissolution or winding up. The Series D Preferred Stock generally does not have any voting rights, except if the Company fails to pay dividends on the Series D Preferred Stock for six or more quarterly periods (whether or not consecutive). Under such circumstances, the Series D Preferred Stock, together with the Series A Preferred Stock and Series C Preferred Stock, will be entitled to vote to elect two additional directors to the Board, until all unpaid dividends have been paid or declared and restricted for payment. In addition, certain material and adverse changes to the terms of the Series D Preferred Stock cannot be made without the affirmative vote of holders of at least two-thirds of the outstanding shares of Series D Preferred Stock. Through June 30, 2013, the Company had declared and paid all required quarterly dividends on the Series D Preferred Stock.

(C) Distributions to Shareholders

During the six months ended June 30, 2013, the Company declared dividends to common shareholders totaling $805.1 million, or $0.85 per share, of which $378.9 million, or $0.40 per share, was paid to shareholders on July 25, 2013. During the six months ended June 30, 2013, the Company declared dividends to Series A Preferred Stock shareholders totaling approximately $7.3 million, or $0.984 per share, of which $3.6 million, or $0.492 per share, was paid to shareholders on July 1, 2013. During the six months ended June 30, 2013, the Company declared dividends to Series C Preferred Stock shareholders totaling approximately $11.4 million or $0.953 per share, of which $5.7 million, or $0.477 per share, was paid on July 1, 2013. During the six months ended June 30, 2013, the Company declared dividends to Series D Preferred Stock shareholders totaling approximately $17.3 million, or $0.938 per share, of which $8.6 million, or $0.469 per share, was paid on July 1, 2013.

During the six months ended June 30, 2012, the Company declared dividends to common shareholders totaling $1.1 billion, or $1.10 per share, of which $535.9 million, or $0.55 per share, was paid to shareholders on July 26, 2012. During the six months ended June 30, 2012, the Company declared dividends to Series A Preferred shareholders totaling approximately $7.3 million, or $0.984 per share. During the six months ended June 30, 2012, the Company declared dividends to Series B shareholders totaling approximately $289,000, or $0.375 per share. During the six months ended June 30, 2012, the Company declared dividends to Series C shareholders totaling approximately $2.9 million or $0.238 per share.

11.           NET INCOME PER COMMON SHARE

The following table presents a reconciliation of the net income and shares used in calculating basic and diluted earnings per share for the quarters and six months ended June 30, 2013 and 2012.

	For the Quarter Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(dollars in thousands)
Net income (loss)	$1,638,213	$(91,159)	$2,508,491	$810,647
Less: Preferred stock dividends	17,992	6,508	35,984	10,446
Net income (loss) available to common shareholders, prior to adjustment for dilutive potential common shares, if necessary	1,620,221	(97,667)	2,472,507	800,201
Add: Interest on Convertible Senior Notes, if dilutive	10,450	-	20,901	16,896
Net income (loss) available to common shareholders, as adjusted	$1,630,671	$(97,667)	$2,493,408	$817,097
Weighted average shares of common stock outstanding- basic	947,411,380	974,555,392	947,331,087	973,141,546
Add: Effect of dilutive stock options and Convertible Senior Notes, if dilutive	47,818,257	-	47,820,855	79,746,755
Weighted average shares of common stock outstanding- diluted	995,229,637	974,555,392	995,151,942	1,052,888,301

Options to purchase 3.4 million shares of common stock were outstanding and considered anti-dilutive as their exercise price and associated option expense exceeded the average stock price for the quarter and six months ended June 30, 2013.  Options to purchase 5.8 million and 2.8 million shares of common stock were outstanding and considered anti-dilutive as their exercise price and associated option expense exceeded the average stock price for the quarter and six months ended June 30, 2012, respectively.

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

The Company has issued and outstanding the following stock options as of June 30, 2013 and 2012:

	For the Quarter Ended
	June 30, 2013		June 30, 2012
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding at the beginning of period	5,618,686	$15.74	6,216,805	$15.57
Granted	-	-	7,500	17.11
Exercised	(166,375)	13.25	(394,019)	13.68
Forfeited	(943,975)	16.57	-	-
Options outstanding at the end of period	4,508,336	$15.66	5,830,286	$15.68
Options exercisable at the end of the period	4,508,336	$15.66	4,943,055	$15.99

The weighted average remaining contractual term was approximately 3.9 years for stock options outstanding and approximately 3.9 years for stock options exercisable as of June 30, 2013. As of June 30, 2013, there was no unrecognized compensation cost related to nonvested share-based compensation awards.

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

13.          INCOME TAXES

For the quarter and six months ended June 30, 2013 the Company is qualified to be taxed as a REIT. As a REIT, the Company is not subject to federal income tax to the extent that it distributes its taxable income to its shareholders.  To maintain qualification as a REIT, the Company must distribute at least 90% of its annual REIT taxable income to its shareholders and meet certain other requirements. It is generally the Company’s policy to distribute to its shareholders all of the Company’s taxable income except for the amount of taxable income attributable to certain employee remuneration deductions disallowed for tax purposes pursuant to Internal Revenue Code Section 162(m). As a result of the externalization of management effective as of July 1, 2013, the Company does not expect to be subject to federal, state and local income taxes on taxable income attributable to the Section 162(m) disallowance after July 1, 2013. It is assumed that the Company intends to retain its REIT status by complying with the REIT regulations and its distribution policy in the future. The state and city tax jurisdictions for which the Company is subject to tax filing obligations recognize the Company’s status as a REIT.

             During the quarter and six months ended June 30, 2013, the Company’s taxable REIT subsidiaries recorded $4.0 million and $5.8 million, respectively, of income tax expense for income attributable to those subsidiaries, and the portion of earnings retained based on Code Section 162(m) limitations. During the quarter ended June 30, 2013, the Company reversed the previously recorded estimated income tax of $3.9 million.

During the quarter and six months ended June 30, 2012, the Company’s taxable REIT subsidiaries recorded $4.3 million and $6.0 million, respectively, of income tax expense for income attributable to those subsidiaries, and the portion of earnings retained based on Code Section 162(m) limitations. During the quarter and six months ended June 30, 2012, the Company recorded $7.4 million and $22.1 million, respectively, of income tax expense for a portion of earnings retained based on Section 162(m) limitations.

The Company’s effective tax rate differs from its combined federal, state, and city corporate statutory tax rate primarily due to the deduction of dividend distributions and Sec 162(m) limitations.

The Company’s 2009, 2010 and 2011 federal and state tax returns remain open for examination.

14.           LEASE COMMITMENTS AND CONTINGENCIES

Commitments

The Company has a non-cancelable lease for office space which commenced in May 2002 and expires in December 2014. Merganser has a non-cancelable lease for office space, which commenced on May 2003 and expires in May 2014. Merganser subleases a portion of its leased space to a subtenant. FIDAC has a lease for office space which commenced in October 2010 and expires in February 2016. The lease expense for the quarters ended June 30, 2013 and 2012 were $556,000 and $607,000, respectively. The Company’s aggregate future minimum lease payments total $4.0 million. The following table details the lease payments.

Year Ending December	Lease Commitment	Sublease Income	Net Amount
	(dollars in thousands)
2013 (remaining)	$1,469	$90	$1,379
2014	2,509	60	2,449
2015	159	-	159
2016	27	-	27
Later years	-	-	-
	$4,164	$150	$4,014

Contingencies

From time to time, the Company is involved in various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company’s consolidated financial statements and therefore no accrual is required as of June 30, 2013 and December 31, 2012.

15.           INTEREST RATE RISK

The primary market risk to the Company is interest rate risk. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond the Company’s control. Changes in the general level of interest rates can affect net interest income, which is the difference between the interest income earned on interest-earning assets and the interest expense incurred in connection with the interest-bearing liabilities, by affecting the spread between the interest-earning assets and interest-bearing liabilities. Changes in the level of interest rates can also affect the value of the Interest Earning Assets and the Company’s ability to realize gains from the sale of these assets.  A decline in the value of the Interest Earning Assets pledged as collateral for borrowings under repurchase agreements could result in the counterparties demanding additional collateral pledges or liquidation of some of the existing collateral to reduce borrowing levels.

The Company seeks to manage the extent to which net income changes as a function of changes in interest rates by matching adjustable-rate assets with variable-rate borrowings. The Company may seek to mitigate the potential impact on net income of periodic and lifetime coupon adjustment restrictions in the portfolio of Interest Earning Assets by entering into interest rate agreements such as interest rate caps and interest rate swaps. As of June 30, 2013 and December 31, 2012, the Company entered into interest rate swaps to pay a fixed rate and receive a floating rate of interest, with a total notional amount of $48.5 billion and $46.9 billion, respectively.

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

As a self clearing, registered broker dealer, RCap is required to maintain minimum net capital by the Financial Industry Regulatory Authority (“FINRA”). As of June 30, 2013 RCap had a minimum net capital requirement of $286,000. RCap consistently operates with capital in excess of its regulatory capital requirements. RCap’s regulatory net capital as defined by SEC Rule 15c3-1, as of June 30, 2013 was $336.0 million with excess net capital of $335.7 million.

17.           RELATED PARTY TRANSACTIONS

Investment in Affiliate, Available-For-Sale Equity Security

At June 30, 2013, substantially all of the Company’s available-for-sale equity securities represent shares of Chimera Investment Corporation (“Chimera”), which are reported at fair value. The Company owned approximately 45.0 million shares of Chimera at a fair value of approximately $134.9 million at June 30, 2013 and approximately 45.0 million shares of Chimera at a fair value of approximately $117.4 million at December 31, 2012.  At June 30, 2013 and December 31, 2012, the investment in Chimera had unrealized losses of $3.9 million and $21.5 million, respectively. The Company also held shares of CreXus prior to its acquisition, which closed during the second quarter of 2013. The Company owned approximately 9.5 million shares of CreXus at a fair value of approximately $116.7 million at December 31, 2012.  At December 31, 2012, the investment in CreXus had an unrealized loss of $8.7 million.

The Company has evaluated the near-term prospects of its investments in affiliates in relation to the severity and length of time of the impairment. Based on this evaluation, management has determined that its investments in affiliates was not considered to be other-than-temporarily impaired as of June 30, 2013 and December 31, 2012 as the Company had the intent and ability to retain its investments for a period of time sufficient to allow for any anticipated recovery in market value.

Advisory fees

For the quarter and six months ended June 30, 2013, the Company recorded advisory fees from Chimera and CreXus, prior to its acquisition, totaling $8.1 million and $17.3 million respectively. For the quarter and six months ended June 30, 2012, the Company recorded advisory fees from Chimera and CreXus totaling $17.4 million and $33.9 million, respectively. At June 30, 2013 the Company had amounts receivable from Chimera of $6.5 million and at December 31, 2012, the Company had amounts receivable from Chimera and CreXus of $14.1 million.

Management Agreement and Externalization

On June 26, 2013, the Company and Annaly Management Company LLC (the “Manager”) entered into a Management Agreement (the “Management Agreement”), effective as of July 1, 2013 and applicable for the entire 2013 calendar year, pursuant to which the Company’s management will be conducted by the Manager through the authority delegated to it in the Management Agreement and pursuant to the policies established by the Company’s board of directors (the “Board of Directors”) (the “Externalization”). Subject at all times to the supervision and direction of the Company’s Board of Directors, the Manager is responsible for, among other things, (i) managing the Company’s investment portfolio, including purchasing and selling Company assets; (ii) recommending alternative forms of capital raising; (iii) supervising the Company’s financing and hedging activities; (iv) day to day management functions; and (v) such other supervisory and management services and activities relating to the Company’s assets and operations as may be appropriate or may be requested by the Board of Directors.

Pursuant to the terms of the Management Agreement, the Company pays the Manager a monthly management fee in an amount equal to 1/12th of 1.05% of stockholders’ equity, as defined, for its management services. Effective July 1, 2013, a majority of the Company’s employees were terminated by the Company and were hired by the Manager.  The Company has a limited number of employees following the Externalization, all of whom are employees of the Company’s subsidiaries for regulatory or corporate efficiency reasons. All compensation expenses associated with such retained employees reduce the management fee. The Company pays directly, or reimburses the Manager, for all of the Company’s expenses and all the Manager’s documented expenses incurred on the Company’s behalf, other than compensation and benefits related to any and all personnel of the Manager and costs of certain insurance with respect to such personnel. Pursuant to a pro forma calculation that computed the management fee as though it was in effect beginning January 1, 2013, the Company paid the Manager an amount equal to the pro forma calculation minus the actual compensation paid to the Company’s and its subsidiaries’ employees from January 1, 2013 to June 30, 2013.

The Management Agreement may be amended or modified by agreement between the Company and the Manager. The initial term of the Management Agreement expires on December 31, 2014 and will be automatically renewed for a one year term each anniversary date thereafter unless previously terminated pursuant to the terms of the Management Agreement. There is no termination fee for a termination of the Management Agreement by either the Company or the Manager.

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

All references to “we,” “us,” or “our” mean Annaly Capital Management, Inc. and all entities owned by us, except where it is made clear that the term means only the parent company.  The following defines certain of the commonly used terms in this quarterly report on Form 10-Q:  Agency refers to a federally chartered corporation, such as Fannie Mae or Freddie Mac, or an agency of the U.S. Government, such as Ginnie Mae; Agency mortgage-backed securities refers to residential mortgage-backed securities that are issued or guaranteed by an Agency; Investment Securities refers to Agency mortgage-backed securities, Agency debentures and corporate debt; and Interest Earning Assets refers to Investment Securities, securities borrowed, U.S. Treasury securities, reverse repurchase agreements and commercial real estate loans and preferred equity interests.

Overview

We own, manage and finance a portfolio of real estate related investments, including mortgage pass-through certificates, collateralized mortgage obligations (or CMOs), Agency callable debentures, other securities representing interests in or obligations backed by pools of mortgage loans, and commercial real estate assets. Our principal business objective is to generate net income for distribution to our stockholders from our Investment Securities and from our other assets. While we remain committed to the Agency market, given the current environment, we believe it is prudent to diversify a portion of our investment portfolio. Therefore, we may allocate up to 25% of our stockholders’ equity to real estate assets other than Agency mortgage-backed securities.

We are a Maryland corporation that commenced operations on February 18, 1997. We are externally managed by Annaly Management Company LLC (or the Manager). We acquired Fixed Income Discount Advisory Company (or FIDAC) on June 4, 2004 and Merganser Capital Management, Inc. (or Merganser) on October 31, 2008. FIDAC and Merganser manage a number of investment vehicles and separate accounts for which they earn fee income. Our subsidiary, RCap Securities, Inc. (or RCap), operates as a broker-dealer, and was granted membership in the Financial Industry Regulatory Authority (or FINRA) in January 2009. In 2010, we established Shannon Funding LLC (or Shannon), which provides warehouse financing to residential mortgage originators in the United States. In 2010, we also established Charlesfort Capital Management LLC (or Charlesfort), which engages in corporate middle market lending transactions. In 2011, FIDAC established FIDAC Europe Limited, which we sold in December 2012.  In 2011, we established FIDAC FSI LLC, which invested in trading securities.  FIDAC FSI was liquidated in August 2012.We also own an additional subsidiary which owns trading securities. During the second quarter of 2013, we acquired CreXus Investment Corp. (or CreXus), a specialty finance company that specializes in acquiring, managing and financing commercial mortgage loans and other commercial real estate debt, commercial mortgage-backed securities and other commercial real estate-related assets, through our wholly-owned subsidiary CXS Acquisition Corporation (or CXS Acquisition) which was formed in January 2013. Following the acquisition, CXS Acquisition was renamed Annaly Commercial Real Estate Group, Inc. (or Annaly Commercial).

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

For the purpose of calculating average interest-earning assets and interest-bearing liabilities, daily balances are used.  For the purpose of computing net interest income and ratios relating to cost of funds measures throughout this report, interest expense includes interest expense on interest rate swaps, which is recorded in the Consolidated Statements of Operations and Comprehensive Income (Loss) as Realized gains (losses) on interest rate swaps. Interest rate swaps are used to hedge the increase in interest expense on repurchase agreements in a rising rate environment. Presenting the contractual interest payments on interest rate swaps with the interest expense on interest-bearing liabilities reflects total contractual interest payments. This presentation depicts the economic value of our investment strategy. Interest expense, including interest expense on interest rate swaps, is referred to as economic interest expense. Net interest income, including interest expense on interest rate swaps, is referred to as economic net interest income.

The following table compares the GAAP and non-GAAP measurements reflected in the Management’s Discussion and Analysis of Financial Condition and Results of Operations. The non-GAAP measurements are economic interest expense and economic net interest income.

	GAAP Interest Expense	Add: Realized Losses on Interest Rate Swaps (1)	Economic Interest Expense	GAAP Net Interest Income	Less: Realized Losses on Interest Rate Swaps	Economic Net Interest Income
	(dollars in thousands)
For the Quarter Ended June 30, 2013	$164,255	$212,727	$376,982	$548,681	$212,727	$335,954
For the Quarter Ended March 31, 2013	$177,590	$225,476	$403,066	$559,627	$225,476	$334,151
For the Year Ended December 31, 2012	$667,172	$893,769	$1,560,941	$2,591,973	$893,769	$1,698,204
For the Quarter Ended December 31, 2012	$185,491	$228,155	$413,646	$571,170	$228,155	$343,015
For the Quarter Ended September 30, 2012	$181,893	$224,272	$406,165	$579,372	$224,272	$355,100
For the Quarter Ended June 30, 2012	$166,443	$222,002	$388,445	$719,881	$222,002	$497,879
For the Quarter Ended March 31, 2012	$133,345	$219,340	$352,685	$721,550	$219,340	$502,210

(1)	Interest expense related to our interest rate swaps is recorded in realized gains (losses) on interest rate swaps on the Consolidated Statements of Operations and Comprehensive Income (Loss).

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

Factors That May Impact Our Financial Results

The results of our operations are affected by various factors, many of which are beyond our control. Our results of operations primarily depend on, among other things, our net interest income, the market value of our assets and the supply of and demand for such assets. Our net interest income, which reflects the amortization of purchase premiums and accretion of discounts, varies primarily as a result of changes in interest rates, borrowing costs and prepayment speeds, the behavior of which involves various risks and uncertainties. Prepayment speeds, as reflected by the Constant Prepayment Rate, or CPR, and interest rates vary according to the type of investment, conditions in financial markets, competition and other factors, none of which can be predicted with any certainty. In general, as prepayment speeds on our Agency mortgage-backed securities portfolio increase, related purchase premium amortization increases, thereby reducing the net yield on such assets. The CPR on our Agency mortgage-backed securities portfolio averaged 16% and 19% for the quarters ended June 30, 2013 and December 31, 2012, respectively. Since changes in interest rates may significantly affect our activities, our operating results depend, in large part, upon our ability to effectively manage interest rate risks and prepayment risks while maintaining our status as a REIT. We continue to explore alternative business strategies, alternative investments and other strategic initiatives to complement our core business strategy of investing, on a leveraged basis, in high quality Investment Securities. No assurance, however, can be provided that any such strategic initiative will or will not be implemented in the future.

The table below provides quarterly information regarding our average interest-earning assets, total interest income, yield on average interest-earning assets, average interest-bearing liabilities, economic interest expense, cost of funds on average interest-bearing liabilities, economic net interest income and net interest rate spread for the periods presented.
	Average Interest- Earning Assets(1)	Total Interest Income	Yield on Average Interest- Earning Assets	Average Interest- Bearing Liabilities	Economic Interest Expense (2)	Cost of Funds on Average Interest- Bearing Liabilities	Economic Net Interest Income(3)	Net Interest Rate Spread
	(ratios for the quarters have been annualized, dollars in thousands)
Quarter Ended June 30, 2013	$113,660,254	$712,936	2.51%	$98,278,276	$376,982	1.53%	$335,954	0.98%
Quarter Ended March 31, 2013	$124,414,754	$737,217	2.37%	$110,722,615	$403,066	1.46%	$334,151	0.91%
Year Ended December 31, 2012	$116,356,100	$3,259,145	2.80%	$103,362,717	$1,560,941	1.51%	$1,698,204	1.29%
Quarter Ended December 31, 2012	$123,378,860	$756,661	2.45%	$110,257,173	$413,646	1.50%	$343,015	0.95%
Quarter Ended September 30, 2012	$119,880,120	$761,265	2.54%	$106,973,056	$406,165	1.52%	$355,100	1.02%
Quarter Ended June 30, 2012	$116,458,864	$886,324	3.04%	$103,668,465	$388,445	1.50%	$497,879	1.54%
Quarter Ended March 31, 2012	$105,706,554	$854,895	3.23%	$92,552,175	$352,685	1.52%	$502,210	1.71%

(1)	Does not reflect unrealized gains/ (losses) or premium/ (discount).
(2)	Economic interest expense includes interest expense on interest rate swaps.
(3)	Economic net interest income includes interest expense on interest rate swaps.

The following table presents the CPR experienced on our Agency mortgage-backed securities portfolio, on an annualized basis, for the quarterly periods presented.

Quarter Ended	CPR
June 30, 2013	16%
March 31, 2013	18%
December 31, 2012	19%
September 30, 2012	20%
June 30, 2012	19%

Monetary Policy

On September 13, 2012, the Federal Open Market Committee (“FOMC”) announced an increase in its quantitative easing program of large scale asset purchases, commonly known as QE3. QE3 entails monthly purchase of U.S. Treasury securities and Agency mortgage-backed securities at the pace of $45 billion and $40 billion respectively. In addition, the FOMC announced that it would maintain its existing policy of reinvesting principal payments from its holdings of Agency mortgage-backed securities into new Agency mortgage-backed securities purchases in order to “put downward pressure on longer-term interest rates, support mortgage markets, and help to make broader financial conditions more accommodative.” The program is open-ended in nature, and the FOMC noted that it would continue or expand the program as necessary until the outlook for the labor market improved substantially.

On May 1, 2013, after a string of moderately stronger employment reports, the FOMC announced that it was prepared to “increase or reduce the pace of its purchases” under QE3. The announcement of the possibility for a change in the execution of QE3 sparked a sell-off in the bond market. The 10-year Treasury, which closed at a price to yield 1.63% on May 2, 2013, had fallen in price to yield 2.49% on June 30, 2013. The decline in bond prices, in particular those of Agency mortgage-backed securities, have had an unfavorable effect on our book value. Continued uncertainty over evolving economic conditions and the outlook for labor market improvement, and the response of monetary policy, is reasonably likely to have either favorable or unfavorable effects on our financial results.

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

Interest rate swaps:

We use the overnight indexed swap (“OIS”) curve as an input to value substantially all of our interest rate swaps. We believe using the OIS curve, which reflects the interest rate typically paid on cash collateral, enables us tomost accurately determine the fair value of interest rate swaps.  Consistent with market practice, we have negotiated agreements with certain counterparties to exchange collateral (“margining”) based on the level of fair values of the interest rate swaps. Through this margining process, one party or each party to a derivative contract provides the other party with information about the fair value of the derivative contract to calculate the amount of collateral required, providing additional verification of our recorded fair value of the interest rate swaps.

Revenue Recognition

Interest income on Agency mortgage-backed securities and debentures is recognized over the projected life of the securities using the interest method. The projected life of the securities is determined based on expected prepayment speeds, past prepayment history of the security, government initiatives that would affect the Agency mortgage-backed securities market, and market consensus. Adjustments are made for actual prepayment activity as it relates to calculating the effective yield. Gains or losses on investment securities are recorded on trade date based on the average cost of the security.

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

Over the past several years, several large European financial institutions have experienced financial difficulty and have been either rescued by government assistance or by other large European banks or institutions.  Some of these financial institutions or their U.S. subsidiaries have provided us financing under repurchase agreements or we have entered into interest rate swaps with such institutions.  We have entered into repurchase agreements and/or interest rate swaps with 12 financial institution counterparties that are either domiciled in Europe or a U.S.-based subsidiary of a European domiciled financial institution.  The following table summarizes our exposure to such counterparties as of June 30, 2013.

Country	Number of Counterparties	Repurchase Agreement Financing	Interest Rate Swaps at Fair Value	Exposure(1)	Exposure as a Percentage of Total Assets
(dollars in thousands)
France	4	$3,374,288	$(107,100)	$214,705	0.21%
Germany	1	1,694,368	(132,285)	120,896	0.12%
Netherlands	2	3,661,702	23,959	239,758	0.23%
Scotland	1	1,160,972	-	70,430	0.07%
Switzerland	2	4,680,579	(147,588)	282,800	0.28%
England	2	11,312,460	(10,607)	573,447	0.56%
Total	12	$25,884,369	$(373,621)	$1,502,036	1.47%

(1)
Represents the amount of cash and/or securities pledged as collateral to each counterparty less the aggregate of repurchase agreement financing and unrealized loss on interest rate swaps for each counterparty.

At June 30, 2013, we did not use credit default swaps or other forms of credit protection to hedge the exposures summarized in the table above.

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

Management Agreement and Externalization

On June 26, 2013, we entered into a Management Agreement, or the Management Agreement, with Annaly Management Company LLC , or the Manager, effective as of July 1, 2013 and applicable for the entire 2013 calendar year, pursuant to which our management is conducted by the Manager through the authority delegated to it in the Management Agreement and pursuant to the policies established by our Board of Directors. We refer to this as the Externalization. Subject at all times to the supervision and direction of our Board of Directors, the Manager is responsible for, among other things, (i) managing our investment portfolio, including purchasing and selling our assets; (ii) recommending alternative forms of capital raising; (iii) supervising our financing and hedging activities; (iv) day to day management functions; and (v) such other supervisory and management services and activities relating to our assets and operations as may be appropriate or may be requested by our Board of Directors.

Pursuant to the terms of the Management Agreement, we pay the Manager a monthly management fee in an amount equal to 1/12th of 1.05% of stockholders’ equity, as defined, for its management services. Effective July 1, 2013, a majority of our employees were terminated by us and were hired by the Manager.  We have a limited number of employees following the Externalization, all of whom are employees of our subsidiaries for regulatory or corporate efficiency reasons. All compensation expenses associated with such retained employees reduce the management fee. We pay directly, or reimburse the Manager, for all of our expenses and all the Manager’s documented expenses incurred on our behalf, other than compensation and benefits related to any and all personnel of the Manager and costs of certain insurance with respect to such personnel. Pursuant to a pro forma calculation that computed the management fee as though it was in effect beginning January 1, 2013, we paid the Manager an amount equal to the pro forma calculation minus the actual compensation paid to us and our subsidiaries’ employees from January 1, 2013 to June 30, 2013.

The Management Agreement may be amended or modified by agreement between us and the Manager. The initial term of the Management Agreement expires on December 31, 2014 and will be automatically renewed for a one year term each anniversary date thereafter unless previously terminated pursuant to the terms of the Management Agreement. There is no termination fee for a termination of the Management Agreement by either us or the Manager.

Results of Operations:

Net Income Summary

For the quarter ended June 30, 2013, our net income was $1.6 billion, or $1.71 per basic average common share, as compared to a $91.2 million net loss, or $0.10 loss per basic average common share, for the quarter ended June 30, 2012. We attribute the majority of the change in net income (loss) for the quarter ended June 30, 2013 from the quarter ended June 30, 2012 to the change in unrealized gains (losses) on interest rate swaps, which resulted in a gain of $1.1 billion for the quarter ended June 30, 2013 compared to a loss of $611.2 million for the same period in 2012. The change in our total swap mark to market was primarily attributable to the rise in interest rates experienced during the second quarter of 2013.

For the six months ended June 30, 2013, our net income was $2.5 billion, or $2.61 per basic average common share, as compared to $810.6 million, or $0.82 per basic average common share, for the six months ended June 30, 2012. Net income per basic average common share increased by $1.79 and total net income increased by $1.7 billion for the six months ended June 30, 2013, when compared to the six months ended June 30, 2012. We attribute the majority of the increase in net income for the six months ended June 30, 2013 from the six months ended June 30, 2012 to the change in unrealized gains (losses) on interest rate swaps, which resulted in a gain of $1.4 billion for the six months ended June 30, 2013 compared to a loss of $269.6 million for the same period in 2012. The change in total swap mark to market was primarily attributable to the rise in interest rates experienced during the first half of 2013.

The table below presents the net income summary for the quarters and six months ended June 30, 2013 and 2012.

Net Income Summary
(dollars in thousands, except for per share data)

	For the Quarters Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Interest income:
Investment Securities	$686,577	$874,984	$1,411,397	$1,725,408
U.S. Treasury securities	7,242	7,397	13,238	8,815
Securities loaned	2,302	2,698	4,914	5,216
Commercial real estate investments	13,906	-	13,906	-
Reverse repurchase agreements	2,775	1,122	6,411	1,544
Other	134	123	287	236
Total interest income	712,936	886,324	1,450,153	1,741,219

Interest expense:
Repurchase agreements	141,945	139,579	299,009	253,493
Convertible Senior Notes	16,364	18,965	32,177	33,692
U.S. Treasury securities sold, not yet purchased	4,075	5,801	6,863	8,445
Securities borrowed	1,737	2,098	3,662	4,158
Participation sold	134	-	134	-
Total interest expense	164,255	166,443	341,845	299,788

Net interest income	548,681	719,881	1,108,308	1,441,431
Other income (loss):
Investment advisory income	12,187	21,810	25,595	42,450
Net gains (losses) on disposal of investments	147,998	94,837	330,841	175,136
Dividend income from affiliates	4,048	6,621	10,479	14,142
Net gains (losses) on trading assets	54,046	1,105	55,595	6,361
Net unrealized gains (losses) on interest-only Agency mortgage-backed securities	111,521	(26,103)	191,648	4,774
Impairment of goodwill	(23,987)	-	(23,987)	-
Loss on previously held equity interest in CreXus	(18,896)	-	(18,896)	-
Other income (loss)	7,192	119	7,324	245
Subtotal	294,109	98,389	578,599	243,108
Realized gains (losses) on interest rate swaps(1)	(212,727)	(222,002)	(438,203)	(441,342)
Realized gains (losses) on termination of interest rate swaps	(35,649)	-	(52,027)	(2,385)
Unrealized gains (losses) on interest rate swaps	1,109,022	(611,215)	1,434,756	(269,576)
Subtotal	860,646	(833,217)	944,526	(713,303)
Total other income (loss)	1,154,755	(734,828)	1,523,125	(470,195)
General and administrative expenses:
Compensation expense	43,764	53,536	82,207	112,550
Other general and administrative expenses	21,367	11,020	34,836	19,921
Total general and administrative expenses	65,131	64,556	117,043	132,471

Income (loss) before income taxes	1,638,305	(79,503)	2,514,390	838,765

Income taxes	92	11,656	5,899	28,118

Net income (loss)	1,638,213	(91,159)	2,508,491	810,647

Dividends on preferred stock	17,992	6,508	35,984	10,446

Net income (loss) available (related) to common shareholders	$1,620,221	$(97,667)	$2,472,507	$800,201

Net income (loss) per share available (related) to common shareholders:
Basic	$1.71	$(0.10)	$2.61	$0.82
Diluted	$1.64	$(0.10)	$2.51	$0.78

Weighted average number of common shares outstanding:
Basic	947,411,380	974,555,392	947,331,087	973,141,546
Diluted	995,229,637	974,555,392	995,151,942	1,052,888,301

Average total assets	$113,985,220	$124,293,056	$120,474,245	$119,405,371
Average equity	$14,284,837	$16,112,596	$14,831,372	$16,006,035

Return on average total assets	5.75%	(0.29%)	4.16%	1.36%
Return on average equity	45.87%	(2.26%)	33.83%	10.13%

(1)	Interest expense related to our interest rate swaps is recorded in realized gains (losses) on interest rate swaps on the Consolidated Statements of Operations and Comprehensive Income (Loss).

Interest Income and Average Earning Asset Yield

Our interest income for the quarters ended June 30, 2013 and 2012 was $712.9 million and $886.3 million, respectively. We had average interest earning assets of $113.7 billion and $116.5 billion, and the yield on our average interest earning assets was 2.51% and 3.04% for the quarters ended June 30, 2013 and 2012, respectively. Our average interest earning assets decreased for the quarter ended June 30, 2013 by $2.8 billion when compared to the quarter ended June 30, 2012 and interest income decreased by $173.4 million, due to the decline in yield on interest earning assets of 0.53%.

Our interest income for the six months ended June 30, 2013 and 2012 was $1.5 billion and $1.7 billion, respectively. We had average interest earning assets of $119.0 billion and $111.1 billion for the six months ended June 30, 2013 and 2012, respectively. While our average interest earning assets increased period-over-period by $7.9 billion, the yield on our average interest earning assets decreased from 3.13% for the six months ended June 30, 2012 to 2.44% for the six months ended June 30, 2013 due to a decline in coupon income and an increase in premium amortization for the six months ended June 30, 2013 when compared to the six months ended June 30, 2012.

Economic Interest Expense and the Cost of Interest-Bearing Liabilities

Our largest expense is the cost of interest-bearing liabilities and interest expense on interest rate swaps. We had average interest-bearing liabilities of $98.3 billion and total economic interest expense of $377.0 million, which includes $212.7 million in interest expense on interest rate swaps, for the quarter ended June 30, 2013. We had average interest-bearing liabilities of $103.7 billion and total economic interest expense of $388.4 million, which includes $222.0 million in interest expense on interest rate swaps, for the quarter ended June 30, 2012. Our cost of funds on average interest-bearing liabilities was 1.53%, including interest expense on interest rate swaps, for the quarter ended June 30, 2013 and 1.50% for the quarter ended June 30, 2012. Economic interest expense, including interest expense on interest rate swaps, for the quarter ended June 30, 2013 decreased by $11.4 million when compared to the quarter ended June 30, 2012, due to the decrease in interest-bearing liabilities. The cost of interest-bearing liabilities increased by 3 basis points and the average interest-bearing liabilities decreased by $5.4 billion for the quarter ended June 30, 2013, when compared to the quarter ended June 30, 2012.

We had average interest-bearing liabilities of $104.5 billion and total economic interest expense of $780.0 million, which includes $438.2 million in interest paid on interest rate swaps, for the six months ended June 30, 2013. We had average interest-bearing liabilities of $98.1 billion and total economic interest expense of $741.1 million, which includes $441.3 million in interest paid on interest rate swaps, for the six months ended June 30, 2012. Our average cost of interest-bearing liabilities was 1.49%, including interest paid on interest rate swaps, for the six months ended June 30, 2013 and 1.51% for the six months ended June 30, 2012. The cost of interest-bearing liabilities rate decreased by 2 basis points and the average interest-bearing liabilities increased by $6.4 billion for the six months ended June 30, 2013, when compared to the six months ended June 30, 2012. Economic interest expense, including interest paid on interest rate swaps, for the six months ended June 30, 2013 increased by $38.9 million when compared to the six months ended June 30, 2012, due to the increase in interest-bearing liabilities.

The table below shows our average interest-bearing liabilities and cost of funds on average interest-bearing liabilities as compared to average one-month and average six-month LIBOR for the periods presented.

Cost of Funds on Average Interest-Bearing Liabilities
(Quarterly ratios have been annualized, dollars in thousands)

	Average Interest- Bearing Liabilities	Interest- Bearing Liabilities at Period End	Economic Interest Expense(1)	Cost of Funds on Average Interest- Bearing Liabilities	Average One- Month LIBOR	Average Six- Month LIBOR	Average One- Month LIBOR Relative to Average Six- Month LIBOR	Cost of Funds on Average Interest- Bearing Liabilities Relative to Average One- Month LIBOR	Cost of Funds on Average Interest- Bearing Liabilities Relative to Average Six- Month LIBOR
For the Quarter Ended June 30, 2013	$98,278,276	$84,520,133	$376,982	1.53%	0.20%	0.42%	(0.22%)	1.33%	1.11%
For the Quarter Ended March 31, 2013	$110,722,615	$104,089,071	$403,066	1.46%	0.20%	0.47%	(0.27%)	1.26%	0.99%
For the Year Ended December 31, 2012	$103,362,717	$105,914,990	$1,560,941	1.51%	0.24%	0.69%	(0.45%)	1.27%	0.82%
For the Quarter Ended December 31, 2012	$110,257,173	$105,914,990	$413,646	1.50%	0.21%	0.54%	(0.33%)	1.29%	0.96%
For the Quarter Ended September 30, 2012	$106,973,056	$104,700,613	$406,165	1.52%	0.24%	0.71%	(0.47%)	1.28%	0.81%
For the Quarter Ended June 30, 2012	$103,668,465	$101,004,741	$388,445	1.50%	0.24%	0.73%	(0.49%)	1.26%	0.77%
For the Quarter Ended March 31, 2012	$92,552,175	$95,700,039	$352,685	1.52%	0.26%	0.76%	(0.50%)	1.26%	0.76%

(1)	Economic interest expense includes interest expense on interest rate swaps.

We do not manage our portfolio to have a pre-designated amount of borrowings at quarter or year end.  Our borrowings at period end are a snapshot of our borrowings as of a date, and this number should be expected to differ from average borrowings over the period for a number of reasons.  The mortgage-backed securities we own pay principal and interest towards the end of each month and the mortgage-backed securities we purchase are typically settled during the beginning of the month.  As a result, depending on the amount of mortgage-backed securities we have committed to purchase, we may retain the principal and interest we receive in the prior month, or we may use it to pay down our borrowings.  Moreover, we use interest rate swaps to hedge our portfolio and as we pledge or receive collateral under these agreements, our borrowings on any given day may be increased or decreased.  Our average borrowings during a quarter will differ from period end borrowings as we implement our portfolio management strategies and risk management strategies over changing market conditions by increasing or decreasing leverage.  Additionally, these numbers will differ during periods when we conduct capital raises, as in certain instances we may purchase additional assets and increase leverage with the expectation of a successful capital raise.  Since our average borrowings and period end borrowings can be expected to differ, we believe our average borrowings during a period provides a more accurate representation of our exposure to the risks associated with leverage.

Economic Net Interest Income

Our economic net interest income, including interest expense on interest rate swaps, totaled $336.0 million, and $497.9 million for the quarters ended June 30, 2013 and 2012, respectively. Our economic net interest income decreased during the quarter ended June 30, 2013, as compared to the quarter ended June 30, 2012, by $161.9 million. The decline was due to a decrease in interest-earning assets and a reduced economic interest rate spread. Our average interest-earning assets decreased during the quarter ended June 30, 2013, as compared to the quarter ended June 30, 2012, by $2.8 billion. Our economic net interest rate spread for the quarter ended June 30, 2013 was 0.98%, as compared to the interest rate spread for the quarter ended June 30, 2012 of 1.54%.

Our economic net interest income, including interest paid on interest rate swaps, totaled $670.1 million, and $1.0 billion for the six months ended June 30, 2013 and 2012, respectively. Even though our average interest-earning assets increased during the six months ended June 30, 2013, as compared to the six months June 30, 2012, by $7.9 billion, economic net interest income declined. The decline was primarily due to a reduced economic interest rate spread. Our economic net interest rate spread for the six months ended June 30, 2013 was 0.95%, as compared to the interest rate spread for the six months ended June 30, 2012 of 1.62%.

The table below shows our average interest earning assets, total interest income, yield on average interest earning assets, average interest-bearing liabilities, economic interest expense, cost of funds on average interest-bearing liabilities, economic net interest income, and net interest rate spread for the periods presented.

Economic Net Interest Income
 (Quarterly ratios have been annualized, dollars in thousands)
	Average Interest Earning Assets	Total Interest Income	Yield on Average Interest Earning Assets	Average Interest- Bearing Liabilities	Economic Interest Expense(1)	Cost of Funds on Average Interest- Bearing Liabilities	Economic Net Interest Income (1)	Net Interest Rate Spread
For the Quarter Ended June 30, 2013	$113,660,254	$712,936	2.51%	$98,278,276	$376,982	1.53%	$335,954	0.98%
For the Quarter Ended March 31, 2013	$124,414,754	$737,217	2.37%	$110,722,615	$403,066	1.46%	$334,151	0.91%
For the Year Ended December 31, 2012	$116,356,100	$3,259,145	2.80%	$103,362,717	$1,560,941	1.51%	$1,698,204	1.29%
For the Quarter Ended December 31, 2012	$123,378,860	$756,661	2.45%	$110,257,173	$413,646	1.50%	$343,015	0.95%
For the Quarter Ended September 30, 2012	$119,880,120	$761,265	2.54%	$106,973,056	$406,165	1.52%	$355,100	1.02%
For the Quarter Ended June 30, 2012	$116,458,864	$886,324	3.04%	$103,668,465	$388,445	1.50%	$497,879	1.54%
For the Quarter Ended March 31, 2012	$105,706,554	$854,895	3.23%	$92,552,175	$352,685	1.52%	$502,210	1.71%

(1)	Economic interest expense and economic net interest income include interest expense on interest rate swaps.

Investment Advisory Income

FIDAC and Merganser are registered investment advisors specializing in managing fixed income securities.  Investment advisory income for the quarters ended June 30, 2013 and 2012 totaled $12.2 million and $21.8 million, respectively, net of fees paid to third parties pursuant to distribution service agreements for facilitating and promoting distribution of shares or units to FIDAC’s and Merganser’s clients.

Gains and Losses on Sales of Agency Mortgage-Backed Securities and Agency Debentures

For the quarters ended June 30, 2013 and 2012, we disposed of investments with a carrying value of $14.8 billion and $6.4 billion for an aggregate net gain of $148.0 million and $94.8 million, respectively. We may from time to time sell existing assets to acquire new assets, which our management believes might have higher risk-adjusted returns, or to manage our balance sheet as part of our asset/liability management strategy.

Dividend Income from Available-For-Sale Equity Securities

Dividend income from our investments in Chimera Investment Corporation and CreXus (we held shares prior to our acquisition of CreXus, which closed during the second quarter of 2013), which is managed pursuant to a management contract by our wholly-owned subsidiary FIDAC, totaled $4.0 million and $10.5 million for the quarter and six months ended June 30, 2013, as compared to $6.6 million and $14.1 million for the quarter and six months ended June 30, 2012. The decline in dividend income for the quarter and six months ended June 30, 2013 as compared to the quarter and six months ended June 30, 3012 is primarily due to CreXus not declaring a dividend for the second quarter of 2013 as a result of its acquisition.

General and Administrative Expenses

General and administrative (or G&A) expenses were $65.1 million and $117.0 million for the quarter and six months ended June 30, 2013 respectively, compared to $64.5 million and $132.5 million for the quarter and six months ended June 30, 2012, respectively. G&A expenses as a percentage of average total assets was 0.23% and 0.21% for the quarters ended June 30, 2013 and 2012, respectively. The decrease in G&A expenses of $15.5 million for the six months ended June 30, 2013 as compared to June 30, 2012 was primarily the result of the pro forma adjustment to the management fee which resulted in lower compensation expenses for the first six months of 2013.

The table below shows our total G&A expenses as compared to average total assets and average equity for the periods presented.

G&A Expenses and Operating Expense Ratios
(ratios for the quarters have been annualized, dollars in thousands)

	Total G&A Expenses	Total G&A Expenses/Average Assets	Total G&A Expenses/Average Equity
For the Quarter Ended June 30, 2013	$65,131	0.23%	1.82%
For the Quarter Ended March 31, 2013	$51,912	0.16%	1.33%
For the Year Ended December 31, 2012	$235,559	0.19%	1.45%
For the Quarter Ended December 31, 2012	$40,084	0.12%	0.97%
For the Quarter Ended September 30, 2012	$63,004	0.19%	1.51%
For the Quarter Ended June 30, 2012	$64,556	0.21%	1.60%
For the Quarter Ended March 31, 2012	$67,915	0.24%	1.71%

Net Income and Return on Average Equity

Our net income was $1.6 billion for the quarter ended June 30, 2013 and our net loss was $91.2 million for the quarter ended June 30, 2012. Our annualized return on average equity was 45.87% for the quarter ended June 30, 2013, and our annualized loss on average equity was 2.26% for the quarter ended June 30, 2012. We attribute the majority of the change in net income (loss) for the quarter ended June 30, 2013 from the quarter ended June 30, 2012 to the change in unrealized gains (losses) on interest rate swaps, which resulted in a gain of $1.1 billion for the quarter ended June 30, 2013 compared to a loss of $611.2 million for the same period in 2012.

Our net income was $2.5 billion for the six months ended June 30, 2013 and $810.6 million for the six months ended June 30, 2012. Our annualized return on average equity was 33.83% for the six months ended June 30, 2013, and 10.13% for the six months ended June 30, 2012. Net income increased by $1.7 billion for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012, primarily due to the change in unrealized gains (losses) on interest rate swaps, which resulted in a gain of $1.4 billion for the six months ended June 30, 2013 compared to a loss of $269.6 million for the same period in 2012.

The table below shows the components of our return on average equity for the periods presented.

Components of Return on Average Equity
(Ratios for the quarters have been annualized)

	Economic Net Interest Income/ Average Equity(1)	Investment Advisory Income/ Average Equity	Realized and Unrealized Gains and Losses/ Average Equity	Other Income (Loss)/ Average Equity(2)	G&A Expenses/ Average Equity	Income Taxes/ Average Equity	Return on Average Equity
For the Quarter Ended June 30, 2013	9.41%	0.34%	38.83%	(0.89%)	(1.82%)	(0.00%)	45.87%
For the Quarter Ended March 31, 2013	8.56%	0.35%	14.70%	0.16%	(1.33%)	(0.15%)	22.29%
For the Year Ended December 31, 2012	10.48%	0.51%	1.22%	0.17%	(1.45%)	(0.22%)	10.71%
For the Quarter Ended December 31, 2012	8.31%	0.46%	8.85%	0.17%	(0.97%)	0.15%	16.97%
For the Quarter Ended September 30, 2012	8.51%	0.50%	(1.95%)	0.17%	(1.51%)	(0.33%)	5.39%
For the Quarter Ended June 30, 2012	12.37%	0.54%	(13.44%)	0.16%	(1.60%)	(0.29%)	(2.26%)
For the Quarter Ended March 31, 2012	12.66%	0.52%	11.49%	0.19%	(1.71%)	(0.42%)	22.73%

(1)	Economic net interest income includes interest expense on interest rate swaps.
(2)	Other income (loss) includes dividend income from affiliates, impairment of goodwill, loss on previously held equity interest in CreXus and other income (loss).

Financial Condition:

Investment Securities

Substantially all of our Agency mortgage-backed securities at June 30, 2013 and December 31, 2012 were mortgage-backed securities backed by single-family mortgage loans. Substantially all of the mortgage assets underlying these mortgage-backed securities were secured with a first lien position on the underlying single-family properties. Substantially all of our mortgage-backed securities were Freddie Mac, Fannie Mae or Ginnie Mae pass through certificates or CMOs, which carry an actual or implied “AAA” rating. We carry all of our Agency mortgage-backed securities at fair value.

We accrete discount balances as an increase to interest income over the expected life of the related interest earning assets and we amortize premium balances as a decrease to interest income over the expected life of the related interest earning assets.  At June 30, 2013 and December 31, 2012 we had on our Consolidated Statements of Financial Condition a total of $32.1 million and $27.4 million, respectively, of unamortized discount (which is the difference between the remaining principal value and current amortized cost of our Investment Securities acquired at a price below principal value) and a total of $5.4 billion and $5.9 billion, respectively, of unamortized premium (which is the difference between the remaining principal value and the current amortized cost of our Investment Securities acquired at a price above principal value).

We received mortgage principal repayments of $6.5 billion and $7.9 billion for the quarters ended June 30, 2013 and 2012, respectively.  The average prepayment speed for the quarters ended June 30, 2013 and 2012 was 16% and 19%, respectively.  Given our current portfolio composition, if mortgage principal prepayment rates were to increase over the life of our mortgage-backed securities, all other factors being equal, our net interest income would decrease during the life of these mortgage-backed securities as we would be required to amortize our net premium balance into income over a shorter time period.  Similarly, if mortgage principal prepayment rates were to decrease over the life of our mortgage-backed securities, all other factors being equal, our net interest income would increase during the life of these mortgage-backed securities as we would amortize our net premium balance over a longer time period.

The table below summarizes certain characteristics of our Agency mortgage-backed securities, Agency debentures and corporate debt as of the dates presented.

Agency Mortgage-Backed Securities, Agency Debentures and Corporate Debt
 (dollars in thousands)
	Principal Amount	Net Premium	Amortized Cost	Amortized Cost/Principal Amount	Carrying Value	Carrying Value/ Principal Amount
At June 30, 2013	$91,769,320	$5,346,442	$97,115,762	105.83%	$95,855,473	104.45%
At March 31, 2013	$105,018,772	$5,361,216	$110,379,988	105.11%	$112,293,489	106.93%
At December 31, 2012	$118,291,085	$5,828,840	$124,119,925	104.93%	$127,036,719	107.39%
At September 30, 2012	$123,176,544	$5,448,108	$128,624,652	104.42%	$132,598,180	107.65%
At June 30, 2012	$111,975,194	$4,463,950	$116,439,144	103.99%	$119,811,793	107.00%
At March 31, 2012	$105,296,991	$3,815,555	$109,112,546	103.62%	$111,841,645	106.22%

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

Adjustable-Rate Agency Mortgage-Backed Securities, Agency Debentures and Corporate Debt
Characteristics
 (dollars in thousands)

	Principal Amount	Weighted Average Coupon Rate	Weighted Average Term to Next Adjustment	Weighted Average Lifetime Cap	Principal Amount at Period End as % of Total Investment Securities
At June 30, 2013	$7,514,274	3.39%	29 months	6.99%	8.19%
At March 31, 2013	$8,527,853	3.19%	35 months	7.56%	8.12%
At December 31, 2012	$8,363,385	3.29%	35 months	8.21%	7.07%
At September 30, 2012	$9,285,709	3.28%	39 months	8.39%	7.54%
At June 30, 2012	$8,648,932	3.67%	38 months	9.42%	7.72%
At March 31, 2012	$9,104,082	3.72%	38 months	8.80%	8.65%

Fixed-Rate Agency Mortgage-Backed Securities, Agency Debentures and Corporate Debt Characteristics
 (dollars in thousands)

	Principal Amount	Weighted Average Coupon Rate	Principal Amount at Period End as % of Total Investment Securities
At June 30, 2013	$84,255,046	3.88%	91.81%
At March 31, 2013	$96,490,919	3.96%	91.88%
At December 31, 2012	$109,927,700	4.04%	92.93%
At September 30, 2012	$113,890,835	4.17%	92.46%
At June 30, 2012	$103,326,262	4.52%	92.28%
At March 31, 2012	$96,192,909	4.63%	91.35%

At June 30, 2013 and December 31, 2012, we held Agency mortgage-backed securities, Agency debentures and corporate debt with coupons linked to various indices.  The following tables detail the portfolio characteristics by index.

Adjustable-Rate Agency Mortgage-Backed Securities, Agency Debentures and Corporate Debt by Index
June 30, 2013

	One-Month LIBOR	Six- Month LIBOR	Twelve Month LIBOR	12-Month Moving Average	11th District Cost of Funds	1-Year Treasury Index	Other Indices(1)

Weighted Average Term to Next Adjustment	1 mo.	4 mo.	34 mo.	2 mo.	2 mo.	22 mo.	39 mo.
Weighted Average Annual Period Cap	0.19%	1.64%	2.00%	0.00%	0.13%	1.98%	0.00%
Weighted Average Lifetime Cap at June 30, 2013	6.10%	10.54%	9.95%	9.42%	10.72%	10.76%	3.26%
Investment Principal Value as Percentage of Investment Securities at June 30, 2013	0.02%	0.35%	3.65%	0.24%	0.23%	0.20%	3.50%
(1)	Combination of indices that account for less than 0.05% of total or adjust over time, without a reset index.

Adjustable-Rate Agency Mortgage-Backed Securities, Agency Debentures and Corporate Debt by Index
December 31, 2012

	One- Month LIBOR	Six- Month LIBOR	Twelve Month LIBOR	12-Month Moving Average	11th District Cost of Funds	1-Year Treasury Index	Other Indices(1)

Weighted Average Term to Next Adjustment	1 mo.	5 mo.	42 mo.	3 mo.	3 mo.	23 mo.	40 mo.
Weighted Average Annual Period Cap	0.82%	1.70%	2.00%	0.00%	0.17%	1.89%	0.00%
Weighted Average Lifetime Cap at December 31, 2012	6.10%	11.15%	9.85%	9.44%	10.71%	11.34%	4.82%
Investment Principal Value as Percentage of Investment Securities at December 31, 2012	0.10%	0.30%	3.71%	0.21%	0.20%	0.25%	2.30%
(1)	Combination of indices that account for less than 0.05% of total or adjust over time, without a reset index.

Borrowings

As of each of June 30, 2013 and December 31, 2012, 99% of our debt consisted of borrowings collateralized by a pledge of our Investment Securities. These borrowings appear on our Consolidated Statements of Financial Condition as repurchase agreements. All of our Agency mortgage-backed securities and debentures are currently accepted as collateral for these borrowings. However, we limit our borrowings, and thus our potential asset growth, in order to maintain unused borrowing capacity and thus increase the liquidity and strength of our balance sheet. As of June 30, 2013, the term to maturity of our repurchase agreements ranged from one day to six years. Additionally, we have entered into borrowings giving the counterparty the right to call the balance prior to maturity. At June 30, 2013 and December 31, 2012, the weighted average cost of funds for all of our borrowings was 1.76% and 1.55%, respectively, including the effect of the interest rate swaps, 4% Convertible Senior Notes due 2015 and 5% Convertible Senior Notes due 2015 (collectively, the “Convertible Senior Notes”), and the weighted average days to maturity was 196 days and 197 days, respectively.

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

Under our repurchase agreements, we may be required to pledge additional assets to our repurchase agreement counterparties (i.e., lenders) in the event the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral (a margin call), which may take the form of additional securities or cash.  Similarly, if the estimated fair value of interest earning assets increases due to changes in market interest rates or market factors, lenders may release collateral back to us.  Specifically, margin calls result from a decline in the value of our Agency mortgage-backed securities securing our repurchase agreements and from prepayments on the mortgages securing such Agency mortgage-backed securities. Changes in market interest rates and other market factors may also result in a margin call.  Our repurchase agreements generally provide that the valuations for the Agency mortgage-backed securities securing our repurchase agreements are to be obtained from a generally recognized source agreed to by the parties.  However, in certain circumstances and under certain of our repurchase agreements our lenders have the sole discretion to determine the value of the Agency mortgage-backed securities securing our repurchase agreements.  In instances where we have agreed to permit our lenders to make a determination of the value of the Agency mortgage-backed securities securing our repurchase agreements, such lenders are required to act in good faith in making such valuation determinations and in certain of these instances are also required to act reasonably in this determination.  Our repurchase agreements generally provide that in the event of a margin call we must provide additional securities or cash on the same business day that a margin call is made, if the lender provides us notice prior to the margin notice deadline on such day.  Through June 30, 2013, we did not have any margin calls on our repurchase agreements that we were not able to satisfy with either cash or additional pledged collateral.  However, should prepayment speeds on the mortgages underlying our Agency mortgage-backed securities and/or market interest rates suddenly increase or market rates sharply increase, margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.

At June 30, 2013, we had total pledged collateral for repurchase agreements and interest rate swaps of $89.3 billion.  The weighted average haircut was approximately 5% on repurchase agreements.  The excess collateral cushion totaled approximately $4.0 billion.  The quality and character of the Agency mortgage-backed securities that we pledge as collateral under the repurchase agreements and interest rate swaps did not materially change during the quarter ended June 30, 2013 compared to the quarter ended June 30, 2012, and our counterparties did not materially alter any requirements, including required haircuts, related to the collateral we pledge under repurchase agreements and interest rate swaps during the quarter ended June 30, 2013.

The following table summarizes the effect on our liquidity and cash flows from contractual obligations for repurchase agreements, interest expense on repurchase agreements and Convertible Senior Notes, the non-cancelable office leases and employment agreements as of June 30, 2013.  The table does not include the effect of net interest rate payments under our interest rate swap agreements.  The net swap payments will fluctuate based on monthly changes in the receive rate.  As of June 30, 2013, the interest rate swaps had a net negative fair value of $1.2 billion.

Contractual Obligations
(dollars in thousands)

	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
Repurchase agreements	$71,047,335	$5,055,000	$5,195,000	$100,000	$81,397,335
Interest expense on repurchase agreements, based on rates at June 30, 2013	269,154	343,813	92,363	2,292	707,622
Convertible Senior Notes	-	857,541	-	-	857,541
Interest expense on Convertible Senior Notes	41,802	35,501	-	-	77,303
Long-term operating lease obligations	2,490	1,524	-	-	4,014
Employment contracts	4,510	1,128	-	-	5,638
Total	$71,365,291	$6,294,507	$5,287,363	$102,292	$83,049,453

In the coming periods, we expect to continue to finance our activities in a manner that is consistent with our current operations via repurchase agreements. During the quarter and six months ended June 30, 2013, we received $6.5 billion and $15.1 billion from principal repayments and $14.8 billion and $31.1 billion in cash from disposal of Investment Securities. During the quarter and six months ended June 30, 2012, we received $7.9 billion and $15.3 billion from principal repayments and $5.8 billion and $10.8 billion in cash from disposal of Investment Securities during the quarter ended June 30, 2012.

Stockholders’ Equity

During the six months ended June 30, 2013 and 2012, 166,000 and 394,000 options were exercised for an aggregate exercise price of $2.2 million and $5.4 million, respectively.

During the six months ended June 30, 2013 and 2012, we issued 94,000 and 51,000 shares and raised $1.4 million and $845,000, respectively, through the Direct Purchase and Dividend Reinvestment Program.

During the six months ended June 30, 2012, 1.3 million shares of 6.00% Series B Cumulative Convertible Preferred Stock (or Series B Preferred Stock) were converted into 4.0 million shares of common stock.

On March 19, 2012, we entered into six separate Distribution Agency Agreements (or Distribution Agency Agreements) with each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse Securities (USA) LLC, Goldman, Sachs & Co., J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC and RCap Securities, Inc. (together, the Agents).  Pursuant to the terms of the Distribution Agency Agreements, we may sell from time to time through the Agents, as our sales agents, up to 125,000,000 shares of our common stock. We did not make any sales under the Distribution Agency Agreements during the six months ended June 30, 2013 and 2012.

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

On October 16, 2012, we announced that our Board of Directors has authorized the repurchase of up to $1.5 billion of our outstanding common shares over a 12 month period.  All common shares purchased are part of a publicly announced plan in open-market transactions. During the year ended December 31, 2012, we repurchased approximately 27.8 million shares of our outstanding common stock for $397.1 million, of which $141.1 million had not settled at December 31, 2012.  During the six months ended June 30, 2013, we did not repurchase any shares of our outstanding common stock.

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

The table below shows cumulative unrealized gains and losses reflected in the Consolidated Statements of Financial Condition.

Unrealized Gains and Losses
 (dollars in thousands)

	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012
Unrealized gain	$1,238,509	$2,334,373	$3,092,778	$4,110,450	$3,497,635
Unrealized loss	(2,527,755)	(331,125)	(39,536)	(40,843)	(84,315)
Net unrealized gain (loss)	$(1,289,246)	$2,003,248	$3,053,242	$4,069,607	$3,413,320

Unrealized changes in the estimated fair value of available-for-sale investments may have a direct effect on our potential earnings and dividends: positive changes will increase our equity base and allow us to increase our borrowing capacity while negative changes tend to limit borrowing capacity under our capital investment policy.  A very large negative change in the net fair value of our available-for-sale investments securities might impair our liquidity position, requiring us to sell assets with the likely result of realized losses upon sale.

Leverage

Our debt-to-equity ratio at June 30, 2013 (including loan participations and mortgages payable which are non-recourse to us) and December 31, 2012 was 6.2:1 and 6.5:1, respectively. We generally expect to maintain a ratio of debt-to-equity of less than 12:1. The ratio varies from time to time based upon various factors, including our management’s opinion of the level of risk of our assets and liabilities, our liquidity position, our level of unused borrowing capacity, the availability of credit, over-collateralization levels required by lenders when we pledge assets to secure borrowings and our assessment of domestic and international market conditions. Our debt-to-equity ratios have been below our historical average ratios since the credit crisis of 2008. We believe that it is prudent to maintain our existing debt-to-equity ratio because there continues to be volatility in the mortgage and credit markets primarily driven by the uncertainty in Europe and U.S. capital markets.

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

We seek to manage the extent to which our net income changes as a function of changes in interest rates by matching adjustable-rate assets with variable-rate borrowings. In addition, we have attempted to mitigate the potential impact on net income of periodic and lifetime coupon adjustment restrictions in our portfolio of Agency mortgage-backed securities and Agency debentures primarily by entering into interest rate swaps. At June 30, 2013, we had entered into swap agreements with a total notional amount of $48.5 billion. We agreed to pay a weighted average pay rate of 2.05% and receive a floating rate based on LIBOR.  At December 31, 2012, we had entered into swap agreements with a total notional amount of $46.9 billion. We agreed to pay a weighted average pay rate of 2.21% and receive a floating rate based on LIBOR. The weighted average pay rate declined by 0.16% from December 31, 2012 to June 30, 2013. The decline was the direct result of interest rate swaps maturing or being terminated with higher pay rates being replaced with interest rate swaps with lower pay rates. We believe that for the immediately foreseeable periods, our weighted average pay rate will continue to decline as a result of interest rate swaps with higher pay rates maturing or being terminated and the replacement of such swaps with interest rate swaps with lower pay rates.  We may enter into similar derivative transactions in the future by entering into interest rate collars, caps or floors or purchasing interest only securities. Changes in interest rates may also affect the rate of mortgage principal prepayments and, as a result, prepayments on mortgage-backed securities.  We seek to mitigate the effect of changes in the mortgage principal repayment rate by balancing assets we purchase at a premium with assets we purchase at a discount.  To date, the aggregate premium exceeds the aggregate discount on our mortgage-backed securities.  As a result, prepayments, which result in the amortization of unamortized premiums, will reduce our net income compared to what net income would be absent such prepayments.

The following table summarizes certain characteristics of our interest rate swaps as of June 30, 2013:

Maturity of Interest Rate Swaps
(dollars in thousands)

Maturity	Current Notional	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
0 - 3 years	$21,567,050	1.94%	0.21%	2.18
3 - 6 years	14,738,490	1.69%	0.23%	3.99
6 - 10 years	7,700,000	2.31%	0.25%	7.53
Greater than 10 years	4,466,750	3.32%	0.22%	18.08
Total / Weighted Average	$48,472,290	2.05%	0.22%	5.04

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

Capital Resources

At June 30, 2013, we had no material commitments for capital expenditures.

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

Other Matters

We calculate that at least 75% of our assets were qualified REIT assets, as defined in the Code for the quarter ended June 30, 2013 and for the year ended December 31, 2012. We also calculate that our revenue qualifies for the 75% source of income test and for the 95% source of income test rules for the quarter ended June 30, 2013 and the year ended December 31, 2012 and for each quarter therein. Consequently, we met the REIT income and asset tests. We also met all REIT requirements regarding the ownership of our common stock and the distribution of our net income. Therefore, for the quarter ended June 30, 2013 and the year ended December 31, 2012, we believe that we qualified as a REIT under the Code.

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

We determined that as of June 30, 2013 and December 31, 2012, we were in compliance with the exemption from registration provided by Section 3(c)(5)(C) of the Investment Company Act as interpreted by the staff of the SEC.

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

ITEM 3         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices.  The primary market risk to which we are exposed is interest rate risk, which is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control.  Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest-earning assets and the interest expense incurred in connection with our interest-bearing liabilities, by affecting the spread between our interest-earning assets and interest-bearing liabilities.  Changes in the level of interest rates also can affect the value of our Agency mortgage-backed securities and our ability to realize gains from the sale of these assets.  We may utilize a variety of financial instruments, including interest rate swaps, swaptions, caps, floors, interest-only securities and other interest rate exchange contracts, in order to limit the effects of interest rates on our operations.  When we use these types of derivatives to hedge the risk of interest-earning assets or interest-bearing liabilities, we may be subject to certain risks, including the risk that losses on a hedge position will reduce the funds available for payments to holders of securities and that the losses may exceed the amount we invested in the instruments.

The profitability and the value of our portfolio (including interest rate swaps) may be adversely affected during any period as a result of changing interest rates.  The following table quantifies the potential changes in economic net interest income and portfolio value given a 75 basis point parallel interest rate shock in 25 basis point intervals.  All changes in income and value are measured as percentage changes from the projected net interest income and portfolio value using the June 30, 2013 level of interest rates. This scenario analysis includes various assumptions regarding levels of prepayments, the amount of leverage we employ, reinvestment rates on principal received during the course of the year, Agency mortgage-backed securities spreads to US Treasury securities and interest rate swaps, as well as our yields to funding spreads. As a result, actual results could differ significantly from these estimates.

Change in Interest Rate	Projected Percentage Change in Economic Net Interest Income(1)	Projected Percentage Change in Portfolio Value, with Effect of Interest Rate Swaps(2)

-75 Basis Points	(28.7%)	1.1%)
-50 Basis Points	(19.5%)	0.9%)
-25 Basis Points	(10.6%)	0.5%)
Base Interest Rate	-	-
+25 Basis Points	7.4%	(0.6%)
+50 Basis Points	14.1%	(1.2%)
+75 Basis Points	19.9%	(1.9%)
(1)	Change in annual economic net interest income. Includes interest expense on interest rate swaps.
(2)	Projected Percentage Change in Portfolio Value is based on instantaneous moves in interest rates.

PREPAYMENT RISK

Mortgage obligors have the right to prepay their loans prior to its contractual maturity, which may impact the assumed prepayment speeds and cash flows of mortgage-backed securities. In cases whereby prepayments are due to lower interest rates presenting opportunities for obligors to refinance their loans at lower rates, we may encounter the reduction in assets carrying higher yields that can only be replaced with assets carrying a lower yield. Should actual prepayments differ from our estimated prepayments, adjustments to the amortization or accretion of premiums and discounts may be required that would impact future income. In addition, variations in prepayment speeds due to changes in market interest rates cause variations in the cash flows of mortgage-backed securities thereby increasing the difficulty to hedge interest rate risk.

BASIS RISK

We seek to limit our interest rate risk by hedging portions of our portfolio through interest rate swaps and other similar types of hedge instruments. Interest rate swaps are generally tied to underlying Treasury benchmark interest rates. Basis risk relates to the risk of the spread between our mortgage-backed securities and underlying hedges widening. Such a widening may cause a decline in the fair value of our mortgage-backed securities that is greater than the increase in fair value of our hedges resulting in a net decline in book value. The widening of mortgage-backed securities yields and Treasury benchmark interest rates may result from a variety of factors such as anticipated or actual monetary policy actions or other market factors.

ASSET/LIABILITY MANAGEMENT

Our asset/liability management practice utilizes a series of tools to measure and manage risks related to the timing and magnitude of the repricing of assets and liabilities.  We attempt to control risks associated with interest rate movements.  Methods for evaluating interest rate risk include an analysis of our interest rate sensitivity "gap" and measurement of duration and convexity. The gap is the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period.  A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities.  A gap is considered negative when the amount of interest-rate sensitive liabilities exceeds interest-rate sensitive assets.  During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income.  During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to affect net interest income adversely.  Because different types of assets and liabilities with the same or similar maturities may react differently to changes in overall market rates or conditions, changes in interest rates may affect net interest income positively or negatively even if an institution were perfectly matched in each maturity category.

The following table sets forth the estimated maturity or repricing of our interest-earning assets and interest-bearing liabilities at June 30, 2013. The amount of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except adjustable-rate loans, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature and does include the effect of the interest rate swaps.  The interest rate sensitivity of our assets and liabilities in the table could vary substantially based on actual prepayment experience.

	Within 3 Months	3 to 12 Months	More than 1 Year to 3 Years	3 Years and Over	Total
	(dollars in thousands)
Rate Sensitive Assets:
Cash and cash equivalents	$725,537	$-	$-	$-	$725,537
Reverse repurchase agreements	171,234	-	-	-	171,234
Securities borrowed	2,425,024	-	-	-	2,425,024
Agency mortgage-backed securities (principal)	619,604	1,805,946	478,251	85,317,876	88,221,677
Agency debentures (principal)	-	-	809,950	2,675,573	3,485,523
Corporate debt	62,120	-	-	-	62,120
Commercial real estate loans and preferred equity	30,000	33,473	539,387	333,401	936,261
Total Rate Sensitive Assets	4,033,519	1,839,419	1,827,588	88,326,850	96,027,376

Rate Sensitive Liabilities:
Repurchase agreements, with the effect of interest rate swaps	5,905,767	18,209,638	25,449,780	31,832,150	81,397,335
Securities loaned	2,284,245	-	-	-	2,284,245
Convertible Senior Notes (principal)	-	-	857,541	-	857,541
Participation sold (principal)	-	-	-	13,846	13,846
Total Rate Sensitive Liabilities	8,190,012	18,209,638	26,307,321	31,845,996	84,552,967

Interest rate sensitivity gap	$(4,156,493)	$(16,370,219)	$(24,479,733)	$56,480,854	$11,474,409

Cumulative interest rate sensitivity gap	$(4,156,493)	$(20,526,712)	$(45,006,445)	$11,474,409

Cumulative interest rate sensitivity gap as a percentage of total rate-sensitive assets	(4%)	(21%)	(47%)	12%

Duration is a measure of the change in price of a fixed income security given a change in interest rates. Convexity is a second approximation of expected price change given a change in market interest rates. Mortgage-backed securities generally have negative convexity meaning that the value of the security will rise less following a decline in interest rates than the value will fall following an increase in interest rates. We employ various financial models to measure the duration and convexity of our portfolio and utilize the outputs of such models in our attempt to control interest rate risk.

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

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

From time-to-time, we are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on our consolidated financial statements.

ITEM 1A.     RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A – Risk Factors of our most recent Annual Report on Form 10-K. The materialization of any risks and uncertainties identified in our Special Note Regarding Forward-Looking Statements contained in this report together with those previously disclosed in our most recent Annual Report on Form 10-K or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows.  See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Special Note Regarding Forward-Looking Statements” in this quarterly report or our most recent Annual Report on Form 10-K.

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 16, 2012 we announced that our Board of Directors authorized the repurchase of up to $1.5 billion of our outstanding common shares over a 12 month period. There were also no purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended), of our common stock during the quarter ended June 30, 2013. At June 30, 2013, the maximum dollar value of shares that may yet be purchased under this plan was $1.1 billion.

ITEM 5.         OTHER INFORMATION

On August 7, 2013, our board of directors adopted an amendment to our amended and restated bylaws that requires that any of the following four types of litigation be brought in the Circuit Court for Baltimore City, Maryland (or, if that court does not have jurisdiction, the United States District Court for the District of Maryland, Baltimore Division):  (a) a derivative lawsuit; (b) an action asserting breach of fiduciary duty; (c) an action pursuant to any provision of the Maryland General Corporation Law; and (d) any other action asserting a claim governed by the internal affairs doctrine.

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

3.12	Amendment to the Amended and Restated Bylaws of the Registrant.
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

*  Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition at June 30, 2013 (Unaudited) and December 31, 2012 (Derived from the audited Consolidated Statement of Financial Condition at December 31, 2012); (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited) for the quarters and six months ended June 30, 2013 and 2012; (iii) Consolidated Statement of Stockholders' Equity (Unaudited) for the six months ended June 30, 2013 and 2012; (iv) Consolidated Statements of Cash Flows (Unaudited) for the quarters and six months ended June 30, 2013 and 2012; and (v) Notes to Consolidated Financial Statements (Unaudited).  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, State of New York.

ANNALY CAPITAL MANAGEMENT, INC.

Dated: August 8, 2013	By: /s/ Wellington J. Denahan
Wellington J. Denahan
(Chief Executive Officer, and authorized officer of registrant)

Dated: August 8, 2013	By: /s/ Kathryn Fagan
Kathryn Fagan
(Chief Financial Officer and Treasurer and
principal financial and chief accounting officer)