Form 10-Q
period 2013-09-30
ANNALY CAPITAL MANAGEMENT INC
filed 2013-11-07
CIK 1043219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  SEPTEMBER 30, 2013

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
Yes ☑    No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:

Class	Outstanding at November 6, 2013
Common Stock, $.01 par value	947,403,794

ANNALY CAPITAL MANAGEMENT, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I

PAGE

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Financial Condition at September 30, 2013 (Unaudited) and December 31, 2012 (Derived from the audited Consolidated Statement of Financial Condition at December 31, 2012)	1

Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited) for the quarters and nine months ended September 30, 2013 and 2012	2

Consolidated Statements of Stockholders’ Equity (Unaudited) for the nine months ended September 30, 2013 and 2012	4

Consolidated Statements of Cash Flows (Unaudited) for the quarters and nine months ended September 30, 2013 and 2012	5

Notes to Consolidated Financial Statements (Unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	35

Item 3. Quantitative and Qualitative Disclosures about Market Risk	55

Item 4. Controls and Procedures	56

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	56

Item 1A. Risk Factors	56

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	56

Item 6. Exhibits	56

SIGNATURES	60

PART I.         FINANCIAL INFORMATION

Item 1. Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
 (dollars in thousands, except per share amounts)

ASSETS	September 30, 2013 (Unaudited)	December 31, 2012(1)
Cash and cash equivalents	$1,122,722	$615,789
Reverse repurchase agreements	31,074	1,811,095
Securities borrowed	3,439,954	2,160,942
Investments, at fair value:
U.S. Treasury securities (including pledged assets of $2,239,140 and $752,076, respectively)	2,459,617	752,076
Agency mortgage-backed securities (including pledged assets of $70,612,725 and $107,466,084, respectively)	79,902,834	123,963,207
Agency debentures (including pledged assets of $3,089,158 and $981,727, respectively)	3,128,853	3,009,568
Investments in affiliates	136,748	234,120
Commercial real estate debt and preferred equity	1,227,182	-
Investments in commercial real estate	60,424	-
Corporate debt, held for investment	75,988	63,944
Receivable for investments sold	934,964	290,722
Accrued interest and dividends receivable	297,161	419,259
Receivable for investment advisory income (including from affiliates of $6,653 and $14,077, respectively)	10,055	17,730
Intangible for customer relationships (net of accumulated amortization of $2,028 and $5,779, respectively)	4,572	6,989
Goodwill	103,245	55,417
Interest rate swaps, at fair value	360,373	-
Other derivative contracts, at fair value	85,180	9,830
Other assets	52,211	41,607
Total Assets	$93,433,157	$133,452,295

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
U.S. Treasury securities sold, not yet purchased, at fair value	$2,403,524	$495,437
Repurchase agreements	69,211,309	102,785,697
Securities loaned	3,299,090	1,808,315
Payable for investments purchased	2,546,467	8,256,957
Payable for share buyback program	-	141,149
Convertible Senior Notes	824,512	825,541
Mortgages payable	19,346	-
Participation sold	14,164	-
Accrued interest payable	162,755	186,896
Dividends payable	331,557	432,154
Interest rate swaps, at fair value	1,504,258	2,584,907
Other derivative contracts, at fair value	125,468	-
Accounts payable and other liabilities	44,983	10,798
Total Liabilities	80,487,433	117,527,851

Stockholders’ Equity:
7.875% Series A Cumulative Redeemable Preferred Stock: 7,412,500 authorized, issued and outstanding	177,088	177,088
7.625% Series C Cumulative Redeemable Preferred Stock: 12,650,000 authorized, 12,000,000 issued and outstanding	290,514	290,514
7.50% Series D Cumulative Redeemable Preferred Stock: 18,400,000 authorized, issued and outstanding, respectively	445,457	445,457
Common stock, par value $0.01 per share, 1,956,937,500 authorized, 947,304,761 and 947,213,204, issued and outstanding, respectively	9,473	9,472
Additional paid-in capital	14,759,738	14,740,774
Accumulated other comprehensive income (loss)	(1,454,790)	3,053,242
Accumulated deficit	(1,281,756)	(2,792,103)
Total Stockholders’ Equity	12,945,724	15,924,444
Total Liabilities and Stockholders’ Equity	$93,433,157	$133,452,295

(1) Derived from the audited consolidated financial statements at December 31, 2012.

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
 (dollars in thousands, except per share amounts)
(Unaudited)

	For the Quarter Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Interest income:
Investment Securities	$659,058	$751,739	$2,070,455	$2,477,147
U.S. Treasury securities	7,718	4,588	20,956	13,403
Securities loaned	1,787	2,581	6,701	7,797
Commercial real estate debt and preferred equity	26,066	-	39,972	-
Reverse repurchase agreements	2,461	2,225	8,872	3,769
Other	70	132	357	368
Total interest income	697,160	761,265	2,147,313	2,502,484

Interest expense:
Repurchase agreements	120,123	158,150	419,132	411,643
Convertible Senior Notes	17,092	18,026	49,269	51,718
U.S. Treasury securities sold, not yet purchased	6,688	3,739	13,551	12,184
Securities borrowed	1,405	1,978	5,067	6,136
Participation sold	168	-	302	-
Total interest expense	145,476	181,893	487,321	481,681

Net interest income	551,684	579,372	1,659,992	2,020,803

Other income (loss):
Investment advisory income	9,558	20,915	35,153	63,365
Net gains (losses) on disposal of investments	43,602	142,172	374,443	317,308
Net loss on extinguishment of Convertible Senior Notes	-	(87,328)	-	(87,328)
Dividend income from affiliates	4,048	7,097	14,527	21,239
Net gains (losses) on trading assets	(96,022)	1,368	(40,427)	7,729
Net unrealized gains (losses) on interest-only Agency mortgage-backed securities	(7,099)	(33,563)	184,549	(28,789)
Impairment of goodwill	-	-	(23,987)	-
Loss on previously held equity interest in CreXus	-	-	(18,896)	-
Other income (loss)	4,212	119	11,536	364
Subtotal	(41,701)	50,780	536,898	293,888
Realized gains (losses) on interest rate swaps(1)	(227,909)	(224,272)	(666,112)	(665,614)
Realized gains (losses) on termination of interest rate swaps	(36,658)	-	(88,685)	(2,385)
Unrealized gains (losses) on interest rate swaps	6,343	(104,197)	1,441,099	(373,773)
Subtotal	(258,224)	(328,469)	686,302	(1,041,772)
Total other income (loss)	(299,925)	(277,689)	1,223,200	(747,884)

General and administrative expenses:
Compensation and management fee	41,774	52,310	123,981	164,860
Other general and administrative expenses	16,970	10,694	51,806	30,615
Total general and administrative expenses	58,744	63,004	175,787	195,475

Income (loss) before income taxes	193,015	238,679	2,707,405	1,077,444

Income taxes	557	13,921	6,456	42,039

Net income (loss)	192,458	224,758	2,700,949	1,035,405

Dividends on preferred stock	17,992	9,367	53,976	19,813

Net income (loss) available (related) to common shareholders	$174,466	$215,391	$2,646,973	$1,015,592

Net income (loss) per share available (related) to common shareholders:
Basic	$0.18	$0.22	$2.79	$1.04
Diluted	$0.18	$0.22	$2.69	$1.00

Weighted average number of common shares outstanding:
Basic	947,303,205	974,729,078	947,321,691	973,674,586
Diluted	955,690,471	997,007,829	995,319,670	1,035,365,251

Dividends Declared Per Share of Common Stock	$0.35	$0.50	$1.20	$1.60

Net income (loss)	$192,458	$224,758	$2,700,949	$1,035,405
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities	(121,942)	798,269	(4,133,589)	1,377,737
Reclassification adjustment for net (gains) losses included in net income (loss)	(43,602)	(141,982)	(374,443)	(317,118)
Other comprehensive income (loss)	(165,544)	656,287	(4,508,032)	1,060,619
Comprehensive income (loss)	$26,914	$881,045	$(1,807,083)	$2,096,024

(1) Interest expense related to the Company’s interest rate swaps is recorded in Realized gains (losses) on interest rate swaps on the Consolidated Statements of Operations and Comprehensive Income (Loss).

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars in thousands, except per share amounts)
(Unaudited)

	7.875% Series A Cumulative Redeemable Preferred Stock	7.625% Series C Cumulative Redeemable Preferred Stock	7.50% Series D Cumulative Redeemable Preferred Stock	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
BALANCE, DECEMBER 31, 2011	$177,088	-	-	$9,702	$15,068,870	$3,008,988	$(2,504,006)	$15,760,642
Net income (loss)	-	-	-	-	-	-	1,035,405	1,035,405
Unrealized gains (losses) on available-for-sale securities	-	-	-	-	-	1,377,737	-	1, 377,737
Reclassification adjustment for net (gains) losses included in net income (loss)	-	-	-	-	-	(317,118)	-	(317,118)
Exercise of stock options	-	-	-	5	6,056	-	-	6,061
Stock compensation expense	-	-	-	-	3,857	-	-	3,857
Conversion of Series B cumulative preferred stock	-	-	-	40	32,232	-	-	32,272
Net proceeds from direct purchase and dividend reinvestment	-	-	-	1	1,978	-	-	1,979
Contingent beneficial conversion feature on 4% Convertible Senior Notes	-	-	-	-	19,738	-	-	19,738
Equity component on 5% Convertible Senior Notes	-	-	-	-	11,717	-	-	11,717
Offering expenses	-	-	-	-	(248)	-	-	(248)
Net proceeds from 7.625% Series C Cumulative Redeemable Preferred Stock offering	-	290,514	-	-	-	-	-	290,514
Net proceeds from 7.50% Series D Cumulative Redeemable Preferred Stock offering	-	-	445,457	-	-	-	-	445,457
Preferred Series A dividends declared $1.477 per share	-	-	-	-	-	-	(10,945)	(10,945)
Preferred Series B dividends declared $0.375 per share	-	-	-	-	-	-	(289)	(289)
Preferred Series C dividends declared $0.715 per share	-	-	-	-	-	-	(8,579)	(8,579)
Common dividends declared, $1.60 per share	-	-	-	-	-	-	(1,557,537)	(1,557,537)
BALANCE, SEPTEMBER 30, 2012	$177,088	$290,514	$445,457	$9,748	$15,144,200	$4,069,607	$(3,045,951)	$17,090,663
BALANCE, DECEMBER 31, 2012	$177,088	$290,514	$445,457	$9,472	$14,740,774	$3,053,242	$(2,792,103)	$15,924,444
Net income (loss)	-	-	-	-	-	-	2,700,949	2,700,949
Unrealized gains (losses) on available-for-sale securities	-	-	-	-	-	(4,133,589)	-	(4,133,589)
Reclassification adjustment for net (gains) losses included in net income (loss)	-	-	-	-	-	(374,443)	-	(374,443)
Exercise of stock options	-	-	-	2	2,202	-	-	2,204
Stock compensation expense	-	-	-	(3)	1,765	-	-	1,762
Net proceeds from direct purchase and dividend reinvestment	-	-	-	2	2,164	-	-	2,166
Contingent beneficial conversion feature on 4% Convertible Senior Notes	-	-	-	-	12,833	-	-	12,833
Preferred Series A dividends declared $1.477 per share	-	-	-	-	-	-	(10,945)	(10,945)
Preferred Series C dividends declared $1.430 per share	-	-	-	-	-	-	(17,156)	(17,156)
Preferred Series D dividends declared $1.406 per share	-	-	-	-	-	-	(25,875)	(25,875)
Common dividends declared, $1.20 per share	-	-	-	-	-	-	(1,136,626)	(1,136,626)
BALANCE, SEPTEMBER 30, 2013	$177,088	$290,514	$445,457	$9,473	$14,759,738	$(1,454,790)	$(1,281,756)	$12,945,724

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (dollars in thousands)
(Unaudited)

	For the Quarter Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Cash flows from operating activities:
Net income (loss)	$192,458	$224,758	$2,700,949	$1,035,405
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of Investment Securities premiums and discounts, net	201,912	455,493	943,094	1,038,598
Amortization of commercial real estate investment premiums and discounts, net	(166)	-	326	-
Amortization of intangibles	1,968	634	2,614	1,858
Amortization of deferred expenses	2,038	2,189	6,114	4,927
Amortization of contingent beneficial conversion feature on convertible senior notes	4,604	1,438	11,804	15,498
Net (gains) losses on sales of Agency mortgage-backed securities and debentures	(43,602)	(142,172)	(374,443)	(317,308)
Net loss on extinguishment of 4% Convertible Senior Notes	-	87,328	-	87,328
Stock compensation expense	-	997	1,762	3,857
Impairment of goodwill	-	-	23,987	-
Loss on previously held equity interest in CreXus	-	-	18,896	-
Unrealized (gains) losses on interest rate swaps	(6,343)	104,197	(1,441,099)	373,773
Net unrealized (gains) losses on interest-only Agency mortgage-backed securities	7,099	33,563	(184,549)	28,789
Net (gains) losses on trading assets	96,022	(1,368)	40,427	(5,344)
Proceeds from repurchase agreements of RCap	486,882,965	168,905,024	1,026,645,402	509,943,940
Payments on repurchase agreements of RCap	(486,435,022)	(166,150,546)	(1,037,381,608)	(502,959,819)
Proceeds from reverse repurchase agreements of RCap	128,504,212	113,457,928	317,866,330	299,139,881
Payments on reverse repurchase agreements of RCap	(128,379,907)	(113,053,067)	(316,137,921)	(299,884,954)
Proceeds from reverse repurchase agreements of Shannon	168,110	185,640	812,204	409,380
Payments on reverse repurchase agreements of Shannon	(152,255)	(177,414)	(760,592)	(415,825)
Proceeds from securities borrowed	77,834,884	26,397,098	208,108,715	45,821,749
Payments on securities borrowed	(78,849,814)	(26,534,463)	(209,387,727)	(46,495,709)
Proceeds from securities loaned	156,424,768	59,324,108	372,155,568	125,183,976
Payments on securities loaned	(155,409,923)	(59,188,247)	(370,664,793)	(124,739,909)
Proceeds from U.S. Treasury securities	48,927,966	13,085,890	109,762,391	44,183,569
Payments on U.S. Treasury securities	(49,195,416)	(13,407,718)	(109,750,041)	(45,248,472)
Net payments on derivatives	18,428	(648)	(26,020)	(18,108)
Net change in:
Due to / from brokers	24	-	683	-
Other assets	6,831	(3,226)	(11,297)	(1,072)
Accrued interest and dividends receivable	45,255	(4,812)	119,211	(16,942)
Receivable for investment advisory income	319	472	7,675	(721)
Accrued interest payable	(1,499)	6,683	(24,141)	42,537
Accounts payable and other liabilities	(35,048)	(11,767)	23,837	75,863
Net cash provided by (used in) operating activities	810,868	3,597,992	(6,892,242)	7,286,745
Cash flows from investing activities:
Payments on purchases of Agency mortgage-backed securities and debentures	(5,330,035)	(21,398,098)	(31,529,258)	(59,518,222)
Proceeds from sales of Agency mortgage-backed securities and debentures	13,775,803	7,810,451	42,719,851	17,725,948
Principal payments on Agency mortgage-backed securities	4,487,669	9,943,910	19,550,338	25,197,941
Proceeds from Agency debentures called	-	327,385	2,147,205	1,177,548
Payments on purchase of corporate debt	(16,335)	(23,520)	(39,717)	(33,420)
Proceeds from corporate debt called	-	19,165	24,252	19,165
Principal payments on corporate debt	2,065	565	3,586	2,025
Acquisition of CreXus	(465)	-	(724,889)	-
Purchases of commercial real estate investments	(333,982)	-	(563,982)	-
Proceeds from sale of commercial real estate investments	20,192	-	20,192	-
Principal payments on commercial real estate investments	29,584	-	50,424	-
Earn out payment	-	-	-	(13,387)
Proceeds from derivatives	-	-	7,465	-
Proceeds from sales of equity securities	-	-	-	4,048
Net cash provided by (used in) investing activities	12,634,496	(3,320,142)	31,665,467	(15,438,354)

Cash flows from financing activities:
Proceeds from repurchase agreements	97,112,861	91,857,968	322,086,276	258,994,965
Principal payments on repurchase agreements	(109,746,830)	(90,340,097)	(344,924,458)	(249,043,825)
Proceeds from exercise of stock options	-	670	2,204	6,061
Net proceeds from Series C Preferred offering	-	-	-	290,514
Net proceeds from Series D Preferred offering	-	445,457	-	445,457
Net payment from extinguishment of 4% Convertible Senior Notes	-	(357,220)	-	(357,220)
Net proceeds from issuance of 5% Convertible Senior Notes offering	-	-	-	727,500
Net proceeds from direct purchases and dividend reinvestments	735	1,134	2,166	1,979
Net (payments) proceeds from follow-on offerings	-	(17)	-	(248)
Payments on participation sold	(65)	-	(132)	-
Net payment on share repurchase	-	-	(141,149)	-
Dividends paid	(414,880)	(545,265)	(1,291,199)	(1,642,918)
Net cash provided by (used in) financing activities	(13,048,179)	1,062,630	(24,266,292)	9,422,265
Net (decrease) increase in cash and cash equivalents	397,185	1,340,480	506,933	1,270,656
Cash and cash equivalents, beginning of period	725,537	924,374	615,789	994,198
Cash and cash equivalents, end of period	$1,122,722	$2,264,854	$1,122,722	$2,264,854

Supplemental disclosure of cash flow information:
Interest received	$942,582	$1,203,598	$3,209,456	$3,514,893
Dividends received	$4,048	$6,621	$17,576	$22,425
Fees received	$29,987	$21,506	$63,070	$63,008
Interest paid (excluding interest paid on interest rate swaps)	$163,810	$173,889	$517,134	$423,752
Net interest paid on interest rate swaps	$206,407	$224,155	$648,638	$665,508
Taxes paid	$836	$17,374	$6,763	$46,541

Noncash investing activities:
Receivable for investments sold	$934,964	$470,266	$934,964	$470,266
Payable for investments purchased	$2,546,467	$16,107,038	$2,546,467	$16,107,038
Net change in unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment	$(165,544)	$656,287	$(4,508,032)	$1,060,619

Noncash financing activities:
Dividends declared, not yet paid	$331,557	$487,237	$331,557	$487,237
Conversion of Series B cumulative preferred stock	-	-	-	$32,272
Contingent beneficial conversion feature on 4% Convertible Senior Notes	$4,320	$(26,603)	$12,833	$19,738
Equity component of 5% Convertible Senior Notes	-	$11,717	-	$11,717

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.             ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Annaly Capital Management, Inc. (the “Company” or “Annaly”) is a Maryland corporation that commenced operations on February 18, 1997.  The Company owns a portfolio of real estate related investments, including mortgage pass-through certificates, collateralized mortgage obligations, agency callable debentures, other securities representing interests in or obligations backed by pools of mortgage loans and commercial real estate assets. The Company’s principal business objective is to generate net income for distribution to its stockholders from its investments.

The Company’s business operations are primarily comprised of the following:

-	Annaly, the parent company, which invests primarily in various types of Agency mortgage-backed securities and related derivatives to hedge these investments.
-	Fixed Income Discount Advisory Company (“FIDAC”), a subsidiary which manages an affiliated investment vehicle for which it earns fee income.
-	RCap Securities, Inc. (“RCap”), a subsidiary which operates as a broker-dealer, and is a member of the Financial Industry Regulatory Authority (“FINRA”).
-	Shannon Funding LLC (“Shannon”), a subsidiary which provides warehouse financing to residential mortgage originators in the United States.
-	Annaly Middle Market Lending LLC (formerly known as Charlesfort Capital Management LLC), a subsidiary which engages in corporate middle market lending transactions.
-
Annaly Commercial Real Estate Group, Inc. (“Annaly Commercial”, formerly known as CreXus Investment Corp. (“CreXus”)), a subsidiary that is a recently acquired business which specializes in acquiring, financing and managing commercial mortgage loans and other commercial real estate debt, commercial mortgage-backed securities and other commercial real estate-related assets.

The Company has elected to be taxed as a real estate investment trust (“REIT”) as defined under the Internal Revenue Code of 1986, as amended, and regulations promulgated thereunder (the “Code”).  The Company is externally managed by Annaly Management Company LLC (the “Manager”).

A summary of the Company’s significant accounting policies follows:

Basis of Accounting – The accompanying consolidated financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). In the opinion of management, the consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows.

Principles of Consolidation – The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Beginning with the Company’s consolidated financial statements for the quarter and six month periods ended June 30, 2013, the Company reclassified previously presented financial information so that amounts previously presented in the Consolidated Statements of Operations and Comprehensive Income (Loss) as interest income from Investments are presented as interest income from Reverse repurchase agreements and Other. Consolidated financial statements for periods prior to June 30, 2013 have been conformed to the current presentation.

The Company has evaluated all of its investments in legal entities in order to determine if they are variable interests in Variable Interest Entities ("VIEs"). A VIE is defined as an entity in which equity investors (i) do not have the characteristics of a controlling financial interest, and/or (ii) do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties. A variable interest is an investment or other interest that will absorb portions of a VIE's expected losses or receive portions of the entity’s expected residual returns. A VIE is required to be consolidated by its primary beneficiary, which is defined as the party that (i) has the power to control the activities that most significantly impact the VIE’s economic performance and (ii) has the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand and cash held in money market funds on an overnight basis. RCap is a member of various clearing organizations with which it maintains cash required for the conduct of its day-to-day clearance activities. Cash and securities deposited with clearing organizations are carried at cost, which approximates fair value. The Company also maintains collateral in the form of cash on margin with counterparties to its interest rate swaps and other derivatives. Cash and securities deposited with clearing organizations and collateral held in the form of cash on margin with counterparties to its interest rate swaps and other derivatives totaled $740.2 million and $527.5 million at September 30, 2013 and December 31, 2012, respectively.

Fair Value Measurements – The Company carries various financial instruments at fair value.  A complete discussion of the methodology utilized by the Company to estimate the fair value of certain financial instruments is included in the notes to these consolidated financial statements.

Revenue Recognition – The revenue recognition policy by asset class is discussed below.

Agency Mortgage-Backed Securities and Agency Debentures – The Company invests primarily in mortgage pass-through certificates, collateralized mortgage obligations and other mortgage-backed securities representing interests in or obligations backed by pools of mortgage loans, and certificates guaranteed by the Government National Mortgage Association (“Ginnie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”) or the Federal National Mortgage Association (“Fannie Mae”) (collectively, “Agency mortgage-backed securities”).  The Company also invests in Agency debentures issued by the Federal Home Loan Banks (“FHLB”), Freddie Mac and Fannie Mae.

Investment Securities – Agency mortgage-backed securities, Agency debentures and corporate debt are referred to herein as “Investment Securities.”  Although the Company generally intends to hold most of its Investment Securities until maturity, it may, from time to time, sell any of its Investment Securities as part of its overall management of its portfolio.  Investment Securities classified as available-for-sale are reported at fair values estimated by management that are compared to independent sources for reasonableness, with unrealized gains and losses reported as a component of other comprehensive income (loss). Investment Securities transactions are recorded on trade date.  Realized gains and losses on sales of Investment Securities are determined using the average cost method. The Company’s investments in corporate debt are designated as held for investment, and are carried at their principal balance outstanding plus any premiums or discounts less allowances for loan losses. No allowance for loan losses was deemed necessary as of September 30, 2013 and December 31, 2012.

On April 1, 2011, the Company elected the fair value option for Agency interest-only mortgage-backed securities acquired on or after such date.  Interest-only securities and inverse interest-only securities are collectively referred to as “interest-only securities.” These Agency interest-only mortgage-backed securities represent the Company’s right to receive a specified proportion of the contractual interest flows of specific Agency mortgage-backed securities.  Agency interest-only mortgage-backed securities acquired on or after April 1, 2011 are measured at fair value as Net gains (losses) on trading assets in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).  The interest-only securities are included in Agency mortgage-backed securities at fair value on the accompanying Consolidated Statements of Financial Condition.

Interest income from coupon payments is accrued based on the outstanding principal amounts of the Investment Securities and their contractual terms.  Premiums and discounts associated with the purchase of the Investment Securities are amortized or accreted into interest income over the projected lives of the securities using the interest method.  The Company’s policy for estimating prepayment speeds for calculating the effective yield is to evaluate historical performance, consensus prepayment speeds and current market conditions.  Adjustments are made for actual prepayment activity.

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

Derivative Instruments – The Company may use a variety of derivative instruments to economically hedge some of its exposure to market risks, including interest rate and prepayment risk. These instruments include, but are not limited to, interest rate swaps, options to enter into interest rate swaps (“swaptions”), forward contracts for Agency mortgage-backed securities purchases or sales on a generic pool, or to-be-announced, basis (“TBA securities”) with the intent to net settle (“TBA derivatives”), options on TBA securities (“MBS options”) and U.S. Treasury futures contracts.  The Company may also invest in other types of mortgage derivatives such as interest-only securities and synthetic total return swaps, such as the Markit IOS Synthetic Total Return Swap Index.  The Company may also enter into TBA dollar rolls.  Derivatives are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, which requires recognition of all derivatives as either assets or liabilities at fair value in the Consolidated Statements of Financial Condition with changes in fair value recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Some derivative agreements contain provisions that allow for netting or setting off by counterparty; however, beginning on September 30, 2013, the Company elected to present related assets and liabilities on a gross basis in the Consolidated Statements of Financial Condition. Prior to September 30, 2013, the Company presented in the Consolidated Statements of Financial Condition the fair value of interest rate swap contracts net, by counterparty, if the derivative agreements included netting provisions.

Interest rate swap agreements - Interest rate swaps are the primary instrument used to mitigate interest rate risk.  In particular, the Company uses interest rate swaps to manage its exposure to changing interest rates on its repurchase agreements by economically hedging cash flows associated with these borrowings.  Swap agreements may be over-the-counter (“OTC”) agreements which are negotiated directly with a counterparty, or centrally cleared through a registered commodities exchange.  OTC swaps are fair valued using internal pricing models and compared to the counterparty market values.  Centrally cleared swaps are fair valued using internal pricing models and compared to the exchange market values.

Interest rate swaptions - Interest rate swaptions are purchased to mitigate the potential impact of increases or decreases in interest rates.  Interest rate swaptions provide the option to enter into an interest rate swap agreement for a predetermined notional amount, stated term and pay and receive interest rates in the future.  They are not centrally cleared.  The premium paid for interest rate swaptions is reported as an asset in the Consolidated Statement of Financial Position. The premium is valued at an amount equal to the fair value of the swaption. The difference between the premium and the fair value of the swaption is reported in Net gain (loss) on trading assets in the Consolidated Statements of Operations and Comprehensive Income (Loss). If a swaption expires unexercised, the realized loss on the swaption would be equal to the premium paid. If the Company sells or exercises a swaption, the realized gain or loss on the swaption would be equal to the difference between the cash received or the fair value of the underlying interest rate swap received and the premium paid.

The fair value of interest rate swaptions is estimated using internal pricing models and compared to the counterparty market value.

TBA Dollar Rolls - A TBA security is a forward contract for the purchase ("long position") or sale ("short position") of Agency mortgage-backed securities at a predetermined price, face amount, issuer, coupon and stated maturity on an agreed-upon future date. The specific Agency mortgage-backed securities delivered into the contract upon the settlement date, published each month by the Securities Industry and Financial Markets Association, are not known at the time of the transaction. TBA dollar roll transactions are accounted for as a series of derivative transactions. The fair value of TBA derivatives is based on similar methods used to value Agency mortgage-backed securities with gains and losses recorded in Net gains (losses) on trading assets in the Consolidated Statements of Operations and Comprehensive Income (Loss).

MBS Options – MBS options are generally options on TBA contracts, which help manage mortgage market risks and volatility while providing the potential to enhance returns.  MBS options are over-the-counter traded instruments and those written on current-coupon mortgage-backed securities are typically the most liquid.  MBS options are fair valued using internal pricing models and compared to the counterparty market value at the valuation date with gains and losses recorded in Net gains (losses) on trading assets in the Consolidated Statements of Operations and Comprehensive Income (Loss).

U.S. Treasury Futures - U.S. Treasury futures contracts are derivatives that track the prices of specific U.S. Treasury securities. Short sales of U.S. Treasury futures contracts help mitigate the potential impact of changes in interest rates on the portfolio performance. The Company maintains a margin account which is settled daily with Futures Commission Merchants (“FCMs”). The margin requirement varies based on the market value of the open positions and the equity retained in the account. Futures contracts are fair valued based on exchange pricing with gains and losses recorded in Net gains (losses) on trading assets in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Other-Than-Temporary Impairment – Management evaluates available-for-sale securities for other-than-temporary impairment at least quarterly, and more frequently when economic or market conditions warrant such evaluation.  When the fair value of an available-for-sale security is less than its amortized cost the security is considered impaired. For securities that are impaired, the Company determines if it (1) has the intent to sell the security, (2) is more likely than not that it will be required to sell the security before recovery of its amortized cost basis, or (3) does not expect to recover the entire amortized cost basis of the security.  Further, the security is analyzed for credit loss (the difference between the present value of cash flows expected to be collected and the amortized cost basis).  The credit loss, if any, will then be recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss), while the balance of losses related to other factors will be recognized as a component of other comprehensive income (loss).  There was no other-than-temporary impairment for the quarters and nine months ended September 30, 2013 and 2012.

Loan Loss Reserves –To determine if loan loss allowances are required on investments in corporate debt, the Company reviews the monthly and/or quarterly financial statements of the borrowers to verify they meet the covenants of the loan documents.  If based on the financial review it is deemed probable that the Company will be unable to collect contractual principal and interest amounts (e.g. financial performance and delinquencies), a loan loss provision would be recorded. No allowance for loan losses was deemed necessary as of September 30, 2013 and December 31, 2012.

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

Reverse repurchase agreements and repurchase agreements with the same counterparty and the same maturity are presented net in the Consolidated Statements of Financial Condition when the terms of the agreements permit netting. The Company reports cash flows on repurchase agreements as financing activities in the Consolidated Statements of Cash Flows. The Company reports cash flows on reverse repurchase and repurchase agreements entered into by RCap and Shannon as operating activities in the Consolidated Statements of Cash Flows.

Goodwill and Intangible Assets – The Company’s acquisitions of FIDAC, Merganser Capital Management, Inc. (“Merganser”) and CreXus were accounted for using the acquisition method.  Under the acquisition method, net assets and results of operations of acquired companies are included in the consolidated financial statements from the date of acquisition. The costs of FIDAC, Merganser and CreXus were allocated to the assets acquired, including identifiable intangible assets, and the liabilities assumed based on their estimated fair values at the date of acquisition. The excess of purchase price over the fair value of the net assets acquired was recognized as goodwill.

The Company tests goodwill for impairment on an annual basis and at interim periods when events or circumstances may make it more likely than not that an impairment has occurred. If a qualitative analysis indicates that there may be an impairment, a quantitative analysis is performed.  The quantitative impairment test for goodwill utilizes a two-step approach, whereby the Company compares the carrying value of each identified reporting unit to its fair value.  If the carrying value of the reporting unit is greater than its fair value, the second step is performed, where the implied fair value of goodwill is compared to its carrying value. The Company recognizes an impairment charge for the amount by which the carrying amount of goodwill exceeds its fair value.

Intangible assets with an estimated useful life are amortized over the expected life.

Convertible Senior Notes – The Company records the 4% Convertible Senior Notes and 5% Convertible Senior Notes (collectively, the “Convertible Senior Notes”) at their contractual amounts, adjusted by the effects of a beneficial conversion feature and a contingent beneficial conversion feature (collectively, the “Conversion Features”).  The Conversion Features’ intrinsic value is included in “Additional paid-in capital” on the Company’s Consolidated Statements of Financial Condition and reduces the recorded liability amount associated with the Convertible Senior Notes. A Conversion Feature may be recognized as a result of adjustments to the conversion price for dividends declared to common shareholders.

Stock Based Compensation – The Company is required to measure and recognize in the consolidated financial statements the compensation cost relating to share-based payment transactions. The Company recognizes compensation expense on a straight-line basis over the requisite service period for the entire award.

Income Taxes – The Company has elected to be taxed as a REIT and intends to comply with the provisions of the Code, with respect thereto.  Accordingly, the Company will not be subjected to federal income tax to the extent of its distributions to shareholders and as long as certain asset, income and stock ownership tests are met.  The Company and certain of its direct and indirect subsidiaries, including FIDAC, Merganser, RCap and certain subsidiaries of Annaly Commercial, have made separate joint elections to treat these subsidiaries as taxable REIT subsidiaries.  As such, each of these taxable REIT subsidiaries is taxable as a domestic C corporation and subject to federal, state and local income taxes based upon their taxable income.

The provisions of ASC 740, Income Taxes, (“ASC 740”) clarify the accounting for uncertainty in income taxes recognized in financial statements and prescribe a recognition threshold and measurement attribute for tax positions taken or expected to be taken on a tax return. ASC 740 also requires that interest and penalties related to unrecognized tax benefits be recognized in the financial statements. The Company does not have any unrecognized tax benefits that would affect its financial position.  Thus, no accruals for penalties and interest were necessary as of September 30, 2013 or December 31, 2012.

Use of Estimates – The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Commercial Real Estate Investments

Commercial Real Estate Loans – The Company's commercial real estate mortgages and loans are comprised of fixed-rate and adjustable-rate loans. Commercial real estate mortgages and loans are designated as held for investment and are carried at their outstanding principal balance, net of an unamortized origination fee, premium or discount, less a reserve for estimated losses if necessary. Origination fees, premiums and discounts are amortized or accreted over the estimated life of the loan. The difference between the principal amount of a loan and proceeds at acquisition is recorded as either a discount or premium.

Preferred Equity Interests Held for Investment – Preferred equity interests are designated as held for investment and are carried at their outstanding principal balance, net of an unamortized origination fee, premium or discount, less a reserve for estimated losses if necessary.  Origination fees, premiums and discounts are amortized or accreted into interest income over the estimated life of the investment.

Investments in Commercial Real Estate – Investments in commercial real estate are carried at historical cost less accumulated depreciation. Costs directly related to acquisitions deemed to be business combinations are expensed. Ordinary repairs and maintenance which are not reimbursed by the tenants are expensed as incurred. Major replacements and improvements that extend the useful life of the asset are capitalized and depreciated over their useful life.

Allowance for Losses – The Company evaluates the need for a loss reserve on its commercial real estate mortgages, loans and preferred equity interests held for investment (collectively referred to as “CRE Debt and Preferred Equity Investments”). A provision is established when the Company believes CRE Debt and Preferred Equity Investments are impaired, which is when it is deemed probable that the Company will be unable to collect contractual principal and interest amounts. A provision for losses related to CRE Debt and Preferred Equity Investments, including those accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, may be established when it is probable the Company will not collect amounts contractually due or all amounts previously estimated to be collectable. Management assesses the credit quality of the portfolio and adequacy of loan loss reserves on a quarterly basis, or more frequently as necessary. Significant judgment is required in this analysis. Depending on the expected recovery of its investment, the Company considers the estimated net recoverable value of the CRE Debt and Preferred Equity Investments as well as other factors, including but not limited to the fair value of any collateral, the amount and the status of any senior debt, the prospects for the borrower and the competitive landscape where the borrower conducts business. Because this determination is based upon projections of future economic events, which are inherently subjective, the amounts ultimately realized may differ materially from the carrying value as of the reporting date.

Revenue Recognition – Commercial Real Estate Investments - Interest income is accrued based on the outstanding principal amount of the CRE Debt and Preferred Equity Investments and their contractual terms. Premiums and discounts associated with the purchase of the CRE Debt and Preferred Equity Investments are amortized or accreted into interest income over the projected lives of the CRE Debt and Preferred Equity Investments using the interest method based on the estimated recovery value.

Broker Dealer Activities

Reverse Repurchase Agreements – RCap enters into reverse repurchase agreements as part of its matched book trading activity. Reverse repurchase agreements are recorded on trade date at the contract amount and are collateralized by mortgage-backed or other securities. Margin calls are made by RCap as necessary based on the daily valuation of the underlying collateral as compared to the contract price. RCap generates income from the spread between what is earned on the reverse repurchase agreements and what is paid on the matched repurchase agreements. RCap’s policy is to obtain possession of collateral with a market value in excess of the principal amount loaned under reverse repurchase agreements. To ensure that the market value of the underlying collateral remains sufficient, collateral is valued daily, and RCap will require counterparties to deposit additional collateral, when necessary.  All reverse repurchase activities are transacted under master repurchase agreements that give RCap the right, in the event of default, to liquidate collateral held and in some instances, to offset receivables and payables with the same counterparty.

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

U.S. Treasury Securities – RCap trades in U.S. Treasury securities for its proprietary portfolio, which consists of long and short positions on U.S Treasury notes and bonds. U.S. Treasury securities are classified as trading investments and are recorded on the trade date at cost. Changes in fair value are reflected in Net gains (losses) on trading assets in the Company’s Consolidated Statement of Operations and Comprehensive Income (Loss). Interest income or expense on U.S. Treasury notes and bonds is accrued based on the outstanding principal amount of those investments and their stated terms.

Derivatives - RCap enters primarily into U.S. Treasury, Eurodollar, federal funds, U.S. equity index and currency futures and options contracts. RCap maintains a margin account which is settled daily with FCMs. Changes in the unrealized gains or losses on the futures and options contracts as well as any foreign exchange gains and losses are reflected in Net gains (losses) on trading assets in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).  Unrealized gains (losses) are excluded from net income (loss) in arriving at cash flows from operating activities in the Consolidated Statements of Cash Flows.

A Summary of Recent Accounting Pronouncements Follows:

Presentation

Balance Sheet (ASC 210)

On December 23, 2011, FASB released ASU 2011-11 Balance Sheet: Disclosures about Offsetting Assets and Liabilities.  Under this update, the Company is required to disclose both gross information and net information about both instruments and transactions eligible for offset in the Company’s Consolidated Statements of Financial Condition and transactions subject to an agreement similar to a master netting arrangement.  The scope includes derivatives, sale and repurchase agreements and reverse sale and repurchase agreements and securities borrowing and securities lending arrangements.   This disclosure is intended to enable financial statement users to understand the effect of such arrangements on the Company’s financial position.  In January 2013, FASB released ASU 2013-01 Balance Sheet: Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which served solely to clarify the scope of financial instruments included in ASU 2011-11 as there was concern about diversity in practice.  The objective of these updates is to support further convergence of GAAP and IFRS requirements.  The updates are effective for annual reporting periods beginning on or after January 1, 2013 and did not have a significant impact on the consolidated financial statements.

Comprehensive Income (ASC 220)

 On December 23, 2011, the FASB issued ASU 2011-12, Comprehensive Income: Deferral of Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income In ASU No. 2011-05, which defers those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income.  This was done to allow the FASB time to re-deliberate the presentation on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income.  No other requirements under ASU 2011-05 are affected by ASU 2011-12.  FASB tentatively decided not to require presentation of reclassification adjustments out of accumulated other comprehensive income on the face of the financial statements and to propose new disclosures instead.

In February 2013, the FASB issued ASU 2013-02 Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  This update addresses the disclosure issue left open at the deferral under ASU 2011-12.  This update requires the provision of information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, it requires presentation, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, a cross-reference must be provided to other disclosures required under GAAP that provide additional detail about those amounts.  This update is effective for reporting periods beginning after December 15, 2012.  Adoption of ASU 2013-02 did not have a significant impact on the consolidated financial statements.

Broad Transactions

Financial Services – Investment Companies (ASC 946)

In June 2013, the FASB finalized ASU 2013-08 amending the scope, measurement and disclosure requirements under Topic 946 – Financial Services-Investment Companies.  The FASB decided not to address issues related to the applicability of investment company accounting for real estate entities and the measurement of real estate investments at this time.  Further, as stated in ASC 946-10-15-3, the guidance in Topic 946 does not apply to REITs, and thus has no effect on the Company’s consolidated financial statements.

2.             AGENCY MORTGAGE-BACKED SECURITIES

The following tables present the Company’s available-for-sale Agency mortgage-backed securities portfolio as of September 30, 2013 and December 31, 2012 which were carried at their fair value:

September 30, 2013	Freddie Mac	Fannie Mae	Ginnie Mae	Total Mortgage- Backed Securities
	(dollars in thousands)

Agency mortgage-backed securities, par value	$26,837,473	$49,364,721	$184,594	$76,386,788
Unamortized discount	(8,245)	(11,415)	(379)	(20,039)
Unamortized premium	1,635,431	3,077,589	31,064	4,744,084
Amortized cost	28,464,659	52,430,895	215,279	81,110,833

Gross unrealized gains	285,508	638,337	11,075	934,920
Gross unrealized losses	(862,484)	(1,277,246)	(3,189)	(2,142,919)

Estimated fair value	$27,887,683	$51,791,986	$223,165	$79,902,834

	Fixed Rate	Adjustable Rate	Total
	(dollars in thousands)
Amortized cost	$76,844,755	$4,266,078	$81,110,833

Gross unrealized gains	780,365	154,555	934,920
Gross unrealized losses	(2,122,255)	(20,664)	(2,142,919)

Estimated fair value	$75,502,865	$4,399,969	$79,902,834

December 31, 2012	Freddie Mac	Fannie Mae	Ginnie Mae	Total Mortgage- Backed Securities
	(dollars in thousands)

Agency mortgage-backed securities, par value	$44,296,234	$70,649,782	$273,988	$115,220,004
Unamortized discount	(9,515)	(12,315)	(389)	(22,219)
Unamortized premium	2,121,478	3,695,381	39,348	5,856,207
Amortized cost	46,408,197	74,332,848	312,947	121,053,992

Gross unrealized gains	1,166,299	1,913,334	17,583	3,097,216
Gross unrealized losses	(36,890)	(146,533)	(4,578)	(188,001)

Estimated fair value	$47,537,606	$76,099,649	$325,952	$123,963,207

	Fixed Rate	Adjustable Rate	Total
	(dollars in thousands)
Amortized cost	$115,267,274	$5,786,718	$121,053,992

Gross unrealized gains	2,838,203	259,013	3,097,216
Gross unrealized losses	(183,388)	(4,613)	(188,001)

Estimated fair value	$117,922,089	$6,041,118	$123,963,207

Actual maturities of Agency mortgage-backed securities are generally shorter than stated contractual maturities because actual maturities of Agency mortgage-backed securities are affected by periodic payments and prepayments of principal on the underlying mortgages.  The following table summarizes the Company’s Agency mortgage-backed securities as of September 30, 2013 and December 31, 2012, according to their estimated weighted average life classifications:

	September 30, 2013		December 31, 2012
Weighted Average Life	Fair Value	Amortized Cost	Fair Value	Amortized Cost
	(dollars in thousands)
Less than one year	$295,075	$291,250	$1,264,094	$1,250,405
Greater than one year through five years	66,618,558	67,357,639	119,288,168	116,510,310
Greater than five years through ten years	12,510,264	12,929,637	3,104,073	2,992,054
Greater than 10 years	478,937	532,307	306,872	301,223
Total	$79,902,834	$81,110,833	$123,963,207	$121,053,992

The weighted average lives of the Agency mortgage-backed securities at September 30, 2013 and December 31, 2012 in the table above are based upon principal prepayment rates for each security provided through subscription-based financial information services. The prepayment model considers current yield, forward yield, steepness of the yield curve, current mortgage rates, mortgage rate of the outstanding loans, loan age, margin, volatility and other factors.  The actual weighted average lives of the Agency mortgage-backed securities could be longer or shorter than estimated.

The following table presents the gross unrealized losses and estimated fair value of the Company’s Agency mortgage-backed securities by length of time that such securities have been in a continuous unrealized loss position at September 30, 2013 and December 31, 2012.

	Unrealized Loss Position For:
	Less than 12 Months			12 Months or More			Total
	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities
	(dollars in thousands)

September 30, 2013	$52,628,291	$(2,124,602)	557	$276,471	$(18,317)	31	$52,904,762	$(2,142,919)	588
December 31, 2012	$11,220,514	$(82,721)	187	$147,775	$(105,280)	39	$11,368,289	$(188,001)	226

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

During the quarter and nine months ended September 30, 2013, the Company sold $12.8 billion and $42.6 billion of Agency mortgage-backed securities, respectively, resulting in a net realized gain of $43.6 million and $374.4 million, respectively.  During the quarter and nine months ended September 30, 2012, the Company sold $7.0 billion and $17.9 billion of Agency mortgage-backed securities, respectively, resulting in a net realized gain of $142.0 million and $317.1 million, respectively. Average cost is used as the basis on which the realized gain or loss on sale is determined.

Agency interest-only mortgage-backed securities represent the right to receive a specified portion of the contractual interest flows of the underlying outstanding principal balance of specific Agency mortgage-backed securities.  Agency interest-only mortgage-backed securities in the Company’s portfolio as of September 30, 2013 had net unrealized gains of $18.0 million and an amortized cost of $980.8 million.

3.            ACQUISITION OF CREXUS

On April 17, 2013, the Company, through its wholly-owned subsidiary CXS Acquisition Corporation obtained control of CreXus pursuant to the merger agreement dated January 30, 2013. CreXus owned a portfolio of commercial real estate assets which are now owned by the Company. Following the acquisition, CXS Acquisition Corporation was renamed Annaly Commercial Real Estate Group, Inc.

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
$982,788

The Company recorded $71.4 million of goodwill during the second quarter of 2013 associated with the acquisition of CreXus in the Consolidated Statements of Financial Condition. The final goodwill recorded on the Consolidated Statements of Financial Condition may differ from that reflected herein as a result of future measurement period adjustments. In management’s opinion, the goodwill represents the synergies that will result from integrating CreXus’ commercial real estate platform into the Company, which the Company believes is complementary to its existing business and return profile.

The acquisition-date fair value of the previously held equity interest in CreXus excluded the estimated fair value of the control premium that resulted from the merger transaction. The Company recognized a loss of $18.9 million during the second quarter of 2013 as a result of remeasuring the fair value of its equity interest in CreXus held before the business combination.

Under ASC 805, merger-related transaction costs (such as advisory, legal, valuation and other professional fees) are not included as components of consideration transferred but are accounted for as expenses in the periods in which the costs are incurred. Transaction costs of $7.3 million were incurred during the first six months in 2013 and were included in other general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss).

4.           COMMERCIAL REAL ESTATE INVESTMENTS

At September 30, 2013, commercial real estate investments were composed of the following:

CRE Debt and Preferred Equity Investments

	September 30, 2013
	Outstanding Principal	Carrying Value	Percentage of Loan Portfolio(1)
	(dollars in thousands)
Senior mortgages	$431,000	$431,472	35.1%
Subordinate notes	41,149	41,571	3.3%
Mezzanine loans	567,379	569,045	46.2%
Preferred equity	189,769	189,115	15.4%
Subtotal	$1,229,297	$1,231,203	100.0%
Net origination fees	n/a	(4,021)	n/a
Net investment in commercial mortgage loans and preferred equity	n/a	$1,227,182	n/a

(1) Based on outstanding principal.

	September 30, 2013
	Senior Mortgages	Subordinate Notes	Mezzanine Loans	Preferred Equity	Total
	(dollars in thousands)
Beginning principal balance	$330,864	$41,235	$524,393	$39,769	$936,261
Purchases/advances, principal balance	137,764	-	48,606	150,000	336,347
Sales, principal balance	(13,750)	-	-	-	(13,750)
Remaining premium (discount)	495	422	1,666	(654)	1,929
Principal payments	(23,901)	(86)	(5,620)	-	(29,584)
Carrying value	$431,472	$41,571	$569,045	$189,115	$1,231,203

Internal CRE Debt and Preferred Equity Investment Ratings

	September 30, 2013
			Internal Ratings
Investment Type	Outstanding Principal	Percentage of Portfolio	Performing Loans	Watch List Loans		Workout Loans
			(dollars in thousands)
Senior mortgages	$431,000	35.1%	$418,027	$12,973	(1)	$-
Subordinate notes	41,149	3.3%	41,149	-		-
Mezzanine loans	567,379	46.2%	567,379	-		-
Preferred equity	189,769	15.4%	189,769	-		-
	$1,229,297	100.0%	$1,216,324	$12,973		$-

(1) Loan on non-accrual status.  Amount represents recorded investment.

Total Real Estate Investment

September 30, 2013
(dollars in thousands)
Real estate held for investment, at amortized cost
Land	$6,639
Buildings and improvements	31,099
Subtotal	37,738
Less: accumulated depreciation	(583)
Real estate held for investment, net	37,155
Real estate held for sale, at fair value	23,269
Total real estate investments, net	60,424
Net carrying value of CRE Debt and Preferred
Equity Investment	1,227,182
Total real estate investments	$1,287,606

5.           GOODWILL

At September 30, 2013 and December 31, 2012, goodwill totaled $103.2 million and $55.4 million, respectively. During the second quarter of 2013, the Company recorded $71.4 million of additional goodwill associated with the acquisition of CreXus. During the first quarter of 2012, Merganser’s prior owners received an additional payment of $13.4 million relating to earn-out provisions in the merger agreement, which was recorded as additional goodwill. The Company also recorded a goodwill impairment charge of $24.0 million during the second quarter of 2013 on the Merganser investment based on market information that became available to the Company. In October 2013, the Company sold the net assets and operations of Merganser, which included an assignment of the offices leased by Merganser. No goodwill impairment losses were recognized prior to the second quarter of 2013.

6.           FAIR VALUE MEASUREMENTS

The Company follows fair value guidance in accordance with GAAP to account for its financial instruments.  The Company categorizes its financial instruments, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy.  The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument. Financial assets and liabilities recorded at fair value on the Consolidated Statements of Financial Condition or disclosed in the related notes are categorized based on the inputs to the valuation techniques as follows:

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

Agency mortgage-backed securities, Agency debentures, interest rate swaps, swaptions and other derivatives are valued using quoted prices, including dealer quotes, or internally estimated prices for similar assets.  The Company incorporates common market pricing methods, including a spread measurement to the Treasury curve as well as underlying characteristics of the particular security including coupon, periodic and life caps, rate reset period and expected life of the security in its estimates of fair value. Management reviews the fair values generated by the model to determine whether prices are reflective of the current market.  Management indirectly corroborates its estimates of the fair value using pricing models by comparing its results to independent prices provided by dealers in the securities and/or third party pricing services. Certain liquid asset classes, such as Agency fixed-rate pass-throughs, may be priced using independent sources such as quoted prices for TBA securities.

The Agency mortgage-backed securities, interest rate swap and swaption markets are considered to be active markets such that participants transact with sufficient frequency and volume to provide transparent pricing information on an ongoing basis. The liquidity of the Agency mortgage-backed securities, interest rate swaps and swaptions markets and the similarity of the Company’s securities to those actively traded enable the Company to observe quoted prices in the market and utilize those prices as a basis for formulating fair value measurements.  Consequently, the Company has classified Agency mortgage-backed securities, interest rate swaps, swaptions, TBA derivatives and MBS options as Level 2 inputs in the fair value hierarchy.

The fair value of U.S. Treasury securities and investments in affiliates are based on quoted prices in active markets.

The following table presents the estimated fair values of financial instruments measured at fair value on a recurring basis.

	Level 1	Level 2	Level 3
At September 30, 2013	(dollars in thousands)
Assets:
U.S. Treasury securities	$2,459,617	$-	$-
Agency mortgage-backed securities	-	79,902,834	-
Agency debentures	-	3,128,853	-
Investment in affiliate	136,748	-	-
Interest rate swaps	-	360,373	-
Other derivative contracts	998	84,182	-
Liabilities:
U.S. Treasury securities sold, not yet purchased	2,403,524	-	-
Interest rate swaps	-	1,504,258	-
Other derivative contracts	25,635	99,833	-

	Level 1	Level 2	Level 3
At December 31, 2012	(dollars in thousands)
Assets:
U.S. Treasury securities	$752,076	$-	$-
Agency mortgage-backed securities	-	123,963,207	-
Agency debentures	-	3,009,568	-
Investments in affiliates	234,120	-	-
Other derivative contracts	7,955	1,875	-
Liabilities:
U.S. Treasury securities sold, not yet purchased	495,437	-	-
Interest rate swaps	-	2,584,907	-

GAAP requires disclosure of fair value information about financial instruments, whether or not recognized in the financial statements, for which it is practical to estimate the value. In cases where quoted market prices are not available, fair values are based upon discounted cash flows using market yields or other valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, fair values are not necessarily indicative of the amount the Company would realize on disposition of the financial instruments. The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair value amounts.

The following table summarizes the estimated fair value for all financial assets and liabilities as of September 30, 2013 and December 31, 2012.

		September 30, 2013		December 31, 2012
	Level in Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
	(dollars in thousands)
Financial assets:
Cash and cash equivalents(1)	1	$1,122,722	$1,122,722	$615,789	$615,789
Reverse repurchase agreements(1)	1	31,074	31,074	1,811,095	1,811,095
Securities borrowed(1)	1	3,439,954	3,439,954	2,160,942	2,160,942
U.S. Treasury securities(2)	1	2,459,617	2,459,617	752,076	752,076
Agency mortgage-backed securities	2	79,902,834	79,902,834	123,963,207	123,963,207
Agency debentures	2	3,128,853	3,128,853	3,009,568	3,009,568
Investments in affiliates(2)	1	136,748	136,748	234,120	234,120
Commercial real estate debt and preferred equity(3)	3	1,227,182	1,225,912	-	-
Corporate debt(4)	2	75,988	76,049	63,944	64,271
Interest rate swaps	2	360,373	360,373	-	-
Other derivatives(8)	1,2	85,180	85,180	9,830	9,830

Financial liabilities:
U.S. Treasury securities sold, not yet purchased(2)	1	$2,403,524	$2,403,524	$495,437	$495,437
Repurchase agreements(1)(5)	1,2	69,211,309	69,586,809	102,785,697	103,332,832
Securities loaned(1)	1	3,299,090	3,299,090	1,808,315	1,808,315
Convertible Senior Notes(2)	1	824,512	883,698	825,541	899,192
Mortgages payable(6)	2	19,346	19,282	-	-
Participation sold(7)	3	14,164	14,095	-	-
Interest rate swaps	2	1,504,258	1,504,258	2,584,907	2,584,907
Other derivatives(8)	1,2	125,468	125,468	-	-

(1)	Carrying value approximates fair value due to the short-term maturities of these items.
(2)	Fair value is determined using end of day quoted prices in active markets.
(3)
Commercial real estate debt and preferred equity includes commercial mortgage loans and preferred equity held for investment. Commercial real estate debt and preferred equity are held for investment and are carried at their outstanding principal balance, net of an unamortized origination fee, premium or discount, less a reserve for estimated losses. The estimated fair value of the commercial real estate debt and preferred equity takes into consideration expected changes in interest rates and changes in the underlying collateral cash flows. The fair value of commercial real estate debt and preferred equity is based on the investment’s contractual cash flows and estimated changes in the yield curve. The fair value also reflects consideration of changes in credit risk since the loan was originated or purchased.

(4)
The carrying value of corporate debt is based on amortized cost less an allowance for loan losses, if necessary. Estimates of fair value of corporate debt require the use of judgments and inputs including, but not limited to, the enterprise value of the borrower (i.e., an estimate of the total fair value of the borrower's debt and equity), the nature and realizable value of any collateral, the borrower’s ability to make payments when due and its earnings history.  Management also considers factors that affect the macro and local economic markets in which the borrower operates.

(5)	The fair value of repurchase agreements with maturities greater than one year are valued as pay fixed versus receive floating interest rate swaps.
(6)
The fair value of mortgages payable is calculated using the estimated yield of a new par loan to value the remaining terms in place. A par loan is created using the identical terms of the existing loan; however the coupon is derived by using the original spread against the interpolated treasury. The fair value of mortgages payable also reflects consideration of the value of the underlying collateral and changes in credit risk from the time the debt was originated.

(7)
The carrying value of participation sold is based on the loan’s amortized cost less an allowance for loan losses, if necessary. The fair value of participation sold is based on the fair value of the underlying related commercial loan.

(8)
Other derivatives include swaptions, TBA derivatives, MBS options and futures contracts. A complete discussion of the methodology utilized by the Company to estimate the fair value of these derivative instruments is included in the summary of the Company’s significant accounting policies in the notes to these consolidated financial statements.

7.           REPURCHASE AGREEMENTS

The Company had outstanding $69.2 billion and $102.8 billion of repurchase agreements with weighted average borrowing rates of 2.02% and 1.53%, after giving effect to the Company’s interest rate swaps, and weighted average remaining maturities of 200 days and 191 days as of September 30, 2013 and December 31, 2012, respectively.  Investment Securities and U.S. Treasury securities pledged as collateral under these repurchase agreements and interest rate swaps had an estimated fair value and accrued interest of $75.9 billion and $252.0 million at September 30, 2013, respectively, and $109.2 billion and $363.8 million at December 31, 2012, respectively.

At September 30, 2013 and December 31, 2012, the repurchase agreements had the following remaining maturities and weighted average rates:

	September 30, 2013		December 31, 2012
	Repurchase Agreements	Weighted Average Rate	Repurchase Agreements	Weighted Average Rate
	(dollars in thousands)
1 day	$6,827,874	0.21%	$-	-
2 to 29 days	17,171,077	0.41%	33,191,448	0.50%
30 to 59 days	13,302,830	0.42%	28,383,851	0.45%
60 to 89 days	5,722,493	0.43%	8,602,680	0.42%
90 to 119 days	8,030,625	0.27%	4,804,671	0.57%
Over 120 days	18,156,410	1.36%	27,803,047	1.03%
Total	$69,211,309	0.63%	$102,785,697	0.63%

Repurchase agreements and reverse repurchase agreements with the same counterparty and the same maturity are presented net in the Consolidated Statements of Financial Condition when the terms of the agreements permit netting. The following table summarizes the gross amounts of reverse repurchase agreements and repurchase agreements, amounts offset in accordance with netting arrangements and net amounts of repurchase agreements and reverse repurchase agreements as presented in the Consolidated Statements of Financial Condition as of September 30, 2013 and December 31, 2012.

	September 30, 2013		December 31, 2012
	Reverse Repurchase Agreements	Repurchase Agreements	Reverse Repurchase Agreements	Repurchase Agreements
	(dollars in thousands)

Gross Amounts	$5,526,615	$74,706,850	$3,650,053	$104,624,655
Amounts Offset	(5,495,541)	(5,495,541)	(1,838,958)	(1,838,958)
Netted Amounts	$31,074	$69,211,309	$1,811,095	$102,785,697

 8.          DERIVATIVE INSTRUMENTS

In connection with the Company’s interest rate risk management strategy, the Company economically hedges a portion of its interest rate risk by entering into derivative financial instrument contracts.  As of September 30, 2013, such instruments included interest rate swaps, swaptions, TBA derivatives, MBS options and U.S. Treasury futures contracts. The purpose of using derivatives is to manage overall portfolio risk with the potential to generate additional income for distribution to shareholders. These derivatives are subject to changes in market value resulting from changes in interest rates, volatility, Agency mortgage-backed security spreads to U.S. Treasuries and market liquidity. The use of derivatives also creates exposure to credit risk relating to potential losses that could be recognized if the counterparties to these instruments fail to perform their obligations under the stated contract. Additionally, the Company may have to pledge cash or assets as collateral for the derivative transactions, the amount which may vary based on the market value, notional amount and remaining term of the derivative contract. In the event of a default by the counterparty, the Company could have difficulty obtaining its Investment Securities pledged as collateral as well as receiving payments in accordance with the terms of the derivative contracts. None of the Company’s derivative transactions have been designated as hedging instruments for accounting purposes.

The table below summarizes fair value information about our derivative assets and liabilities as of September 30, 2013 and December 31, 2012:

		September 30, 2013	December 31, 2012
Derivatives Instruments	Balance Sheet Location	(dollars in thousands)
Assets
Interest rate swaps	Interest rate swaps, at fair value	$360,373	$-
Interest rate swaptions	Other derivative contracts, at fair value	62,332	-
TBA derivatives	Other derivative contracts, at fair value	21,850	1,875
U.S. Treasury futures	Other derivative contracts, at fair value	998	7,955
		$445,553	$9,830
Liabilities
Interest rate swaps	Interest rate swaps, at fair value	$1,504,258	$2,584,907
TBA derivatives	Other derivative contracts, at fair value	66,123	-
MBS options	Other derivative contracts, at fair value	33,710	-
U.S. Treasury futures	Other derivative contracts, at fair value	25,635	-
		$1,629,726	$2,584,907

The following table summarizes certain characteristics of the Company’s interest rate swaps at September 30, 2013:

Maturity	Current Notional	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
(dollars in thousands)
0 - 3 years	$24,208,000	1.83%	0.20%	2.19
3 - 6 years	11,427,340	1.84%	0.21%	4.30
6 - 10 years	13,327,250	2.31%	0.25%	7.54
Greater than 10 years	3,190,000	3.66%	0.20%	21.03
Total/Weighted Average	$52,152,590	2.06%	0.21%	5.17

The following table summarizes certain characteristics of the Company’s interest rate swaptions at September 30, 2013:

Current Underlying Notional	Weighted Average Underlying Pay Rate	Weighted Average Underlying Receive Rate	Weighted Average Underlying Years to Maturity	Weighted Average Months to Expiration
(dollars in thousands)
$6,800,000	3.02%	3M LIBOR	9.02	3.42

The following table summarizes certain characteristics of the Company’s TBA derivatives as of September 30, 2013:

September 30, 2013
(dollars in thousands)
Purchase and sale contracts for derivative TBAs	Notional	Cost Basis	Market Value	Net Carrying Value
Purchase contracts	$1,625,000	$1,682,329	$1,704,180	$21,850
Sale contracts	(3,000,000)	(2,911,416)	(2,977,539)	(66,123)
Net derivative TBA derivatives	$(1,375,000)	$(1,229,087)	$(1,273,359)	$(44,273)

Derivative contracts may contain legally enforceable provisions that allow for netting or setting off receivables and payables with each counterparty. Beginning on September 30, 2013, the Company elected to present derivative contracts on a gross basis on the Consolidated Statements of Financial Condition. Prior to September 30, 2013, the Company presented the fair value of interest rate swap contracts net, by counterparty. The following table summarizes notional amounts and unrealized gains (losses) on or related to interest rate swap contracts on a gross basis, with amounts eligible for offset in accordance with netting arrangements, and gross and net amounts as presented in the Consolidated Statements of Financial Condition as of September 30, 2013 and December 31, 2012, respectively.

	September 30, 2013
	Interest Rate Swaps - Asset		Interest Rate Swaps - Liability
	Notional	Unrealized Gains	Notional	Unrealized Losses
	(dollars in thousands)

Gross Amounts	$10,410,000	$360,373	$41,742,590	$(1,504,258)
Amounts Offset	(8,310,000)	(328,327)	8,310,000	328,327
Netted Amounts	$2,100,000	$32,046	$50,052,590	$(1,175,931)

	December 31, 2012
	Interest Rate Swaps - Asset		Interest Rate Swaps - Liability
	Notional	Unrealized Gains	Notional	Unrealized Losses
	(dollars in thousands)

Gross Amounts	$1,100,000	$26,020	$45,811,800	$(2,610,927)
Amounts Offset	(1,100,000)	(26,020)	1,100,000	26,020
Netted Amounts	$-	$-	$46,911,800	$(2,584,907)

The effect of interest rate swaps on the Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	Location on Consolidated Statements of Operations and Comprehensive Income (Loss)
	Realized Gains (Losses) on Interest Rate Swaps	Realized Gains (Losses) on Termination of Interest Rate Swaps	Unrealized Gains (Losses) on Interest Rate Swaps
	(dollars in thousands)
For the Quarters Ended:
September 30, 2013	$(227,909)	$(36,658)	$6,343
September 30, 2012	$(224,272)	$-	$(104,197)
For the Nine Months Ended:
September 30, 2013	$(666,112)	$(88,685)	$1,441,099
September 30, 2012	$(665,614)	$(2,385)	$(373,773)

The weighted average pay rate on the Company’s interest rate swaps at September 30, 2013 was 2.06% and the weighted average receive rate was 0.21%.  The weighted average pay rate at December 31, 2012 was 2.21% and the weighted average receive rate was 0.24%.

The effect of other derivative contracts on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

Three Months Ended September 30, 2013
Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Trading Assets
Net TBA derivatives	$42,506	$(58,403)	$(15,897)
Net interest rate swaptions	59,941	(119,046)	(59,105)
U.S. Treasury futures	(5,239)	(25,628)	(30,868)
			$(105,869)

Nine Months Ended September 30, 2013
Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Trading Assets
Net TBA derivatives	$51,846	$(60,278)	$(8,432)
Net interest rate swaptions	60,506	(74,547)	(14,041)
U.S. Treasury futures	(8,298)	(30,642)	(38,940)
			$(61,413)

Certain of the Company’s derivative contracts are subject to International Swaps and Derivatives Association Master Agreements (“ISDA”) which contain provisions that grant counterparties certain rights with respect to the applicable ISDA upon the occurrence of (i) negative performance that results in a decline in net assets in excess of specified thresholds or dollar amounts over set periods of time, (ii) the Company’s failure to maintain its REIT status, (iii) the Company’s failure to comply with limits on the amount of leverage, and (iv) the Company’s stock being delisted from the New York Stock Exchange (NYSE). Upon the occurrence of items (i) through (iv), the counterparty to the applicable ISDA has a right to terminate the ISDA in accordance with its provisions. The aggregate fair value of all derivative instruments with the aforementioned features that are in a net liability position at September 30, 2013 is approximately $1.3 billion, which represents the maximum amount the Company would be required to pay upon termination. This amount is fully collateralized.

In connection with RCap’s proprietary trading activities, it enters primarily into U.S. Treasury, Eurodollar, federal funds, German government and U.S. equity index and currency futures and options contracts. RCap invests in futures and options contracts for economic hedging purposes to reduce exposure to changes in yields of its U.S. Treasury securities and for speculative purposes to achieve capital appreciation. The use of futures and options contracts creates exposure to credit risk relating to potential losses that could be recognized if the counterparties to these instruments fail to perform their obligations under the contracts. RCap uses an appropriately licensed FCM and options broker dealer to execute its orders to buy and sell futures and options contracts. RCap’s derivative contracts are presented in the Consolidated Statements of Financial Condition as Other derivative contracts, at fair value.

9.         CONVERTIBLE SENIOR NOTES

In 2010, the Company issued $600.0 million in aggregate principal amount of its 4% convertible senior notes due 2015 (“4% Convertible Senior Notes”) for net proceeds of approximately $582.0 million. The Company has repurchased $492.5 million in aggregate principal amount of its 4% Convertible Senior Notes as of September 30, 2013. Interest on the 4% Convertible Senior Notes is paid semi-annually at a rate of 4% per year and the 4% Convertible Senior Notes will mature on February 15, 2015 unless repurchased or converted earlier.  The 4% Convertible Senior Notes are convertible into shares of Common Stock at a conversion rate for each $1,000 principal amount of 4% Convertible Senior Notes.  The initial conversion rate was 46.6070, which was equivalent to an initial conversion price of approximately $21.4560 per share of Common Stock. The conversion rate at September 30, 2013 was 77.3716, which is equivalent to a conversion price of approximately $12.9246 per share of Common Stock.  The conversion rate is subject to adjustment in certain circumstances.  There is no limit on the total number of shares of Common Stock that the Company would be required to issue upon a conversion.

The intrinsic value of the contingent beneficial conversion feature was $88.6 million and $75.8 million at September 30, 2013 and December 31, 2012, respectively, which is reflected in Additional paid-in capital on the Company’s Consolidated Statements of Financial Condition, and reduces the recorded liability on the 4% Convertible Senior Notes. The unamortized contingent beneficial conversion feature of the 4% Convertible Senior Notes at September 30, 2013 and December 31, 2012 of $26.7 million and $22.7 million, respectively, is recognized in interest expense over the remaining life of the notes.

In May 2012, the Company issued $750.0 million in aggregate principal amount of its 5% convertible senior notes due 2015 (“5% Convertible Senior Notes”) for net proceeds of approximately $727.5 million. Interest on the 5% Convertible Senior Notes is paid semi-annually at a rate of 5% per year and the 5% Convertible Senior Notes will mature on May 15, 2015 unless repurchased or converted earlier.  The 5% Convertible Senior Notes are convertible into shares of Common Stock at a conversion rate for each $1,000 principal amount of 5% Convertible Senior Notes.  The initial conversion rate and conversion rate at September 30, 2013 was 52.7969, which was equivalent to an initial conversion price of approximately $18.94 per share of Common Stock, subject to adjustment in certain circumstances.  Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of Common Stock or a combination of cash and shares of Common Stock, at the Company’s sole discretion. There is no limit on the total number of shares of Common Stock that the Company would be required to issue upon a conversion.

At issuance, the Company determined that the 5% Convertible Senior Notes included an equity component of $11.7 million, which is reflected in Additional paid-in capital on the Company’s Consolidated Statements of Financial Condition, and reduces the recorded liability on the 5% Convertible Senior Notes.  The $11.7 million discount to the principal amount of the Convertible Senior Notes is recognized in interest expense over the remaining life of the notes. At September 30, 2013 and December 31, 2012, $6.3 million and $9.3 million, respectively, of the discount had not been reflected in interest expense.

The 4% Convertible Senior Notes due 2015 and the 5% Convertible Senior Notes due 2015 rank pari passu with each other. They are each a general corporate obligation and therefore rank junior to collateralized debt of the Company with respect to secured collateral.

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

During the nine months ended September 30, 2013 and 2012, 166,000 and 444,000 options were exercised for an aggregate exercise price of $2.2 million and $6.1 million, respectively.

During the nine months ended September 30, 2013 and 2012, the Company issued 157,000 and 117,000 shares and raised $2.2 million and $2.0 million, respectively, through the Direct Purchase and Dividend Reinvestment Program.

During the nine months ended September 30, 2012, 1.3 million shares of 6.00% Series B Cumulative Convertible Preferred Stock were converted into 4.0 million shares of common stock.

On March 19, 2012, the Company entered into six separate Distribution Agency Agreements (“Distribution Agency Agreements”) with each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse Securities (USA) LLC, Goldman, Sachs & Co., J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC and RCap Securities, Inc. (together, the Agents).  Pursuant to the terms of the Distribution Agency Agreements, the Company may sell from time to time through the Agents, as its sales agents, up to 125,000,000 shares of the Company’s common stock. The Company did not make any sales under the Distribution Agency Agreements during the nine months ended September 30, 2013 and 2012.

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

On October 16, 2012, the Company announced that its board of directors (“Board of Directors”) has authorized the repurchase of up to $1.5 billion of its outstanding common shares over a 12 month period.  All common shares purchased are part of a publicly announced plan in open-market transactions. During the year ended December 31, 2012, the Company repurchased approximately 27.8 million shares of its outstanding common stock for $397.1 million, of which $141.1 million had not settled at December 31, 2012.  During the nine months ended September 30, 2013, the Company did not repurchase any shares of its outstanding common stock.

(B) Preferred Stock

At September 30, 2013 and December 31, 2012, the Company had issued and outstanding 7,412,500 shares of Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”), with a par value of $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The Series A Preferred Stock is entitled to a dividend at a rate of 7.875% per year based on the $25.00 liquidation preference before the common stock is entitled to receive any dividends. The Series A Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not declared) exclusively at the Company's option commencing on April 5, 2009 (subject to the Company's right under limited circumstances to redeem the Series A Preferred Stock earlier in order to preserve its qualification as a REIT). The Series A Preferred Stock is senior to the Company's common stock and is on parity with the Series C Preferred Stock and Series D Preferred Stock with respect to dividends and distributions, including distributions upon liquidation, dissolution or winding up. The Series A Preferred Stock generally does not have any voting rights, except if the Company fails to pay dividends on the Series A Preferred Stock for six or more quarterly periods (whether or not consecutive). Under such circumstances, the Series A Preferred Stock, together with the Series C Preferred Stock and Series D Preferred Stock, will be entitled to vote to elect two additional directors to the Board, until all unpaid dividends have been paid or declared and restricted for payment.  In addition, certain material and adverse changes to the terms of the Series A Preferred Stock cannot be made without the affirmative vote of holders of at least two-thirds of the outstanding shares of Series A Preferred Stock, Series C Preferred Stock and Series D Preferred Stock. Through September 30, 2013, the Company had declared and paid all required quarterly dividends on the Series A Preferred Stock.

At September 30, 2013 and December 31, 2012, the Company had issued and outstanding 12,000,000 shares of Series C Preferred Stock, with a par value of $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The Series C Preferred Stock is entitled to a dividend at a rate of 7.625% per year based on the $25.00 liquidation preference before the common stock is entitled to receive any dividends. The Series C Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not declared) exclusively at the Company’s option commencing on May 16, 2017 (subject to the Company’s right under limited circumstances to redeem the Series C Preferred Stock earlier in order to preserve its qualification as a REIT or under limited circumstances related to a change of control of the Company). The Series C Preferred Stock is senior to the Company’s common stock and is on parity with the Series A Preferred Stock and Series D Preferred Stock with respect to dividends and distributions, including distributions upon liquidation, dissolution or winding up. The Series C Preferred Stock generally does not have any voting rights, except if the Company fails to pay dividends on the Series C Preferred Stock for six or more quarterly periods (whether or not consecutive). Under such circumstances, the Series C Preferred Stock, together with the Series A Preferred Stock and Series D Preferred Stock, will be entitled to vote to elect two additional directors to the Board, until all unpaid dividends have been paid or declared and restricted for payment. In addition, certain material and adverse changes to the terms of the Series C Preferred Stock cannot be made without the affirmative vote of holders of at least two-thirds of the outstanding shares of Series C Preferred Stock and Series A Preferred Stock and Series D Preferred Stock. Through September 30, 2013, the Company had declared and paid all required quarterly dividends on the Series C Preferred Stock.

At September 30, 2013 and December 31, 2012, the Company had issued and outstanding 18,400,000 shares of Series D Preferred Stock, with a par value of $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The Series D Preferred Stock is entitled to a dividend at a rate of 7.50% per year based on the $25.00 liquidation preference before the common stock is entitled to receive any dividends. The Series D Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not declared) exclusively at the Company’s option commencing on September 13, 2017 (subject to the Company’s right under limited circumstances to redeem the Series D Preferred Stock earlier in order to preserve its qualification as a REIT or under limited circumstances related to a change of control of the Company). The Series D Preferred Stock is senior to the Company’s common stock and is on parity with the Series A Preferred Stock and Series C Preferred Stock with respect to dividends and distributions, including distributions upon liquidation, dissolution or winding up. The Series D Preferred Stock generally does not have any voting rights, except if the Company fails to pay dividends on the Series D Preferred Stock for six or more quarterly periods (whether or not consecutive). Under such circumstances, the Series D Preferred Stock, together with the Series A Preferred Stock and Series C Preferred Stock, will be entitled to vote to elect two additional directors to the Board, until all unpaid dividends have been paid or declared and restricted for payment. In addition, certain material and adverse changes to the terms of the Series D Preferred Stock cannot be made without the affirmative vote of holders of at least two-thirds of the outstanding shares of Series D Preferred Stock. Through September 30, 2013, the Company had declared and paid all required quarterly dividends on the Series D Preferred Stock.

 (C) Distributions to Shareholders

During the nine months ended September 30, 2013, the Company declared dividends to common shareholders totaling $1.1 billion, or $1.20 per common share, of which $331.6 million, or $0.35 per common share, was paid to shareholders on October 31, 2013. During the nine months ended September 30, 2013, the Company declared dividends to Series A Preferred Stock shareholders totaling approximately $10.9 million, or $1.477 per preferred share, of which $3.6 million, or $0.492 per preferred share, was paid to shareholders on September 30, 2013. During the nine months ended September 30, 2013, the Company declared dividends to Series C Preferred Stock shareholders totaling approximately $17.2 million or $1.430 per preferred share, of which $5.7 million, or $0.477 per preferred share, was paid on September 30, 2013. During the nine months ended September 30, 2013, the Company declared dividends to Series D Preferred Stock shareholders totaling approximately $25.9 million, or $1.406 per preferred share, of which $8.6 million, or $0.469 per preferred share, was paid on September 30, 2013.

During the nine months ended September 30, 2012, the Company declared dividends to common shareholders totaling $1.6 billion, or $1.60 per share, of which $487.2 million, or $0.50 per share, was paid to shareholders on October 29, 2012. During the nine months ended September 30, 2012, the Company declared dividends to Series A Preferred shareholders totaling approximately $10.9 million, or $1.477 per preferred share. During the nine months ended September 30, 2012, the Company declared dividends to Series B shareholders totaling approximately $0.3 million, or $0.375 per preferred share. During the nine months ended September 30, 2012, the Company declared dividends to Series C shareholders totaling approximately $8.6 million or $0.715 per preferred share.

11.           NET INCOME PER COMMON SHARE

The following table presents a reconciliation of the net income and shares used in calculating basic and diluted earnings per share for the quarters and nine months ended September 30, 2013 and 2012.

	For the Quarter Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(dollars in thousands)
Net income (loss)	$192,458	$224,758	$2,700,949	$1,035,405
Less: Preferred stock dividends	17,992	9,367	53,976	19,813
Net income (loss) available to common shareholders, prior to adjustment for dilutive potential common shares, if necessary	174,466	215,391	2,646,973	1,015,592
Add: Interest on Convertible Senior Notes, if dilutive	1,075	3,193	31,351	23,850
Net income (loss) available to common shareholders, as adjusted	$175,541	$218,584	$2,678,324	$1,039,442
Weighted average shares of common stock outstanding- basic	947,303,205	974,729,078	947,321,691	973,674,586
Add: Effect of dilutive stock options and Convertible Senior Notes, if dilutive	8,387,266	22,278,751	47,997,979	61,690,665
Weighted average shares of common stock outstanding- diluted	955,690,471	997,007,829	995,319,670	1,035,365,251
Net income (loss) per share available (related) to common share:
Basic	$0.18	$0.22	$2.79	$1.04
Diluted	$0.18	$0.22	$2.69	$1.00

Options to purchase 3.8 million and 2.8 million shares of common stock were outstanding and considered anti-dilutive as their exercise price and associated option expense exceeded the average stock price for the quarter and nine months ended September 30, 2013, respectively.  Options to purchase 1.1 million and 1.8 million shares of common stock were outstanding and considered anti-dilutive as their exercise price and associated option expense exceeded the average stock price for the quarter and nine months ended September 30, 2012, respectively.

 12.            LONG-TERM STOCK INCENTIVE PLANS

The Company adopted the 2010 Equity Incentive Plan, which authorizes the Compensation Committee of the Board of Directors to grant options, stock appreciation rights, dividend equivalent rights, or other share-based awards, including restricted shares up to an aggregate of 25,000,000 shares, subject to adjustments as provided in the 2010 Equity Incentive Plan.   The Company had previously adopted a long term stock incentive plan for executive officers, key employees and non-employee directors (the Prior Plan).  The Prior Plan authorized the Compensation Committee of the Board of Directors to grant awards, including non-qualified options as well as incentive stock options as defined under Section 422 of the Code.  The Prior Plan authorized the granting of options or other awards for an aggregate of the greater of 500,000 shares or 9.5% of the diluted outstanding shares of the Company’s common stock, up to a ceiling of 8,932,921 shares.  No further awards will be made under the Prior Plan, although existing awards remain effective.

Stock options were issued at the market price on the date of grant, subject to an immediate or four year vesting in four equal installments with a contractual term of 5 or 10 years.

The Company has issued and outstanding the following stock options as of September 30, 2013 and 2012:

	For the Nine Months Ended
	September 30, 2013		September 30, 2012
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding at the beginning of period	5,618,686	$15.74	6,216,805	$15.57
Granted	-	-	7,500	17.11
Exercised	(166,375)	13.25	(443,669)	13.65
Forfeited	(1,226,803)	16.26	(2,450)	16.15
Expired	(356,625)	17.91	-	-
Options outstanding at the end of period	3,868,883	$15.48	5,778,186	$15.72
Options exercisable at the end of the period	3,868,883	$15.48	5,147,624	$16.02

The weighted average remaining contractual term was approximately 4.0 years for stock options outstanding and for stock options outstanding and exercisable as of September 30, 2013. As of September 30, 2013, there was no unrecognized compensation cost related to nonvested share-based compensation awards.

The weighted average remaining contractual term was approximately 4.6 years for stock options outstanding and approximately 4.3 years for stock options exercisable as of September 30, 2012. As of September 30, 2012, there was approximately $1.2 million of total unrecognized compensation cost related to nonvested share-based compensation awards.

13.             INCOME TAXES

For the quarter and nine months ended September 30, 2013 the Company was qualified to be taxed as a REIT under Code Sections 856 through 860. As a REIT, the Company is not subject to federal income tax to the extent that it distributes its taxable income to its shareholders.  To maintain qualification as a REIT, the Company must distribute at least 90% of its annual REIT taxable income to its shareholders and meet certain other requirements such as assets it may hold, income it may generate and its shareholder composition. It is generally the Company’s policy to distribute to its shareholders all of the Company’s taxable income. For years prior to 2013, the Company retained the amount of taxable income attributable to certain employee remuneration deductions disallowed for tax purposes pursuant to Section 162(m) of the Code (“Section 162(m)”). As a result of the externalization of management effective as of July 1, 2013, the Company does not expect to be subject to the Section 162(m) disallowance for the 2013 tax year.

The state and local tax jurisdictions for which the Company is subject to tax-filing obligations recognize the Company’s status as a REIT, and therefore, the Company generally does not pay income tax in such jurisdictions. The Company may, however, be subject to certain minimum state and local tax filing fees and our taxable REIT subsidiaries are subject to federal, state and local taxes.

During the quarter and nine months ended September 30, 2013, the Company’s taxable REIT subsidiaries recorded $0.6 million and $6.4 million, respectively, of income tax expense for income attributable to those subsidiaries. During the quarter ended June 30, 2013, the Company reversed previously recorded estimated income tax of $3.9 million, which was accrued to reflect the Section 162(m) limitation prior to the externalization of management.

During the quarter and nine months ended September 30, 2012, the Company’s taxable REIT subsidiaries recorded $3.3 million and $9.3 million, respectively, of income tax expense for income attributable to those subsidiaries and the portion of earnings retained based on the Section 162(m) limitations. During the quarter and nine months ended September 30, 2012, the Company recorded $10.6 million and $32.7 million, respectively, of income tax expense for a portion of earnings retained based on the Section 162(m) limitations.

The Company’s effective tax rate differs from its combined federal, state and city corporate statutory tax rate primarily due to the deduction of dividend distributions required to be paid under Code Section 857(a).

The Company’s 2010, 2011 and 2012 federal, state and local tax returns remain open for examination.

14.           LEASE COMMITMENTS AND CONTINGENCIES

Commitments

The Company has a non-cancelable lease for office space which commenced in May 2002 and expires in December 2014. Merganser has a non-cancelable lease for office space, which commenced on May 2003 and expires in May 2014. Merganser subleases a portion of its leased space to a subtenant. In October 2013, the Company sold the operations of Merganser, which included an assignment of the office space leased by Merganser. FIDAC has a lease for office space which commenced in October 2010 and expires in February 2016. The lease expense for the quarters ended September 30, 2013 and 2012 was $0.5 million and $1.1 million, respectively. The Company’s aggregate future minimum lease payments total $3.3 million. The following table details the lease payments.

Year Ending December	Lease Commitment	Sublease Income	Net Amount
	(dollars in thousands)
2013 (remaining)	$734	$45	$689
2014	2,509	60	2,449
2015	159	-	159
2016	27	-	27
Later years	-	-	-
	$3,429	$105	$3,324

The Company’s had no material unfunded loan commitments as of September 30, 2013 and December 31, 2012.

Contingencies

From time to time, the Company is involved in various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company’s consolidated financial statements and therefore no accrual was required as of September 30, 2013 and December 31, 2012.

15.          RISK MANAGEMENT

The primary risk to the Company is interest rate risk. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond the Company’s control. Changes in the general level of interest rates can affect net interest income, which is the difference between the interest income earned on interest earning assets and the interest expense incurred in connection with the interest-bearing liabilities, by affecting the spread between the interest earning assets and interest-bearing liabilities. Changes in the level of interest rates can also affect the value of the interest earning assets and the Company’s ability to realize gains from the sale of these assets.  A decline in the value of the interest earning assets pledged as collateral for borrowings under repurchase agreements and derivative contracts could result in the counterparties demanding additional collateral pledges or liquidation of some of the existing collateral to reduce borrowing levels.

The Company may seek to mitigate the potential impact on net income of periodic and lifetime coupon adjustment restrictions in the portfolio of interest earning assets by entering into interest rate agreements such as interest rate caps, interest rate swaps and swaptions. As of September 30, 2013 and December 31, 2012, the Company entered into interest rate swaps to pay a fixed rate and receive a floating rate of interest, with a total notional amount of $52.2 billion and $46.9 billion, respectively.

Changes in interest rates may also have an effect on the rate of mortgage principal prepayments and, as a result, prepayments on Agency mortgage-backed securities. The Company may seek to mitigate the effect of changes in the mortgage principal prepayment rate by balancing assets purchased at a premium with assets purchased at a discount. To date, the aggregate premium exceeds the aggregate discount on the Agency mortgage-backed securities. As a result, prepayments, which result in the amortization of premiums, will reduce net income.

Weakness in the mortgage market, the shape of the yield curve and changes in the expectations for the volatility of future interest rates may adversely affect the performance and market value of the Company’s investments.  This could negatively impact the Company’s net book value.  Furthermore, if many of the Company’s lenders are unwilling or unable to provide additional financing, the Company could be forced to sell its Investment Securities at an inopportune time when prices are depressed. The Company has established policies and procedures for mitigating market risk, including conducting scenario analyses and utilizing a range of hedging strategies.

The payment of principal and interest on the Freddie Mac and Fannie Mae Agency mortgage-backed securities are guaranteed by those respective agencies and the payment of principal and interest on Ginnie Mae Agency mortgage-backed securities are backed by the full faith and credit of the U.S. government.  Principal and interest on Agency debentures are guaranteed by the agency issuing the debenture.  Substantially all of the Company’s Investment Securities have an actual or implied “AAA” rating.

The Company faces credit risk on the portions of its portfolio which are not Agency mortgage-backed securities and Agency debentures.  The Company is exposed to credit risk on CRE Debt and Preferred Equity Investments and corporate debt. The Company is exposed to risk of loss if an issuer, borrower or a counterparty fails to perform its obligations under contractual terms. The Company has established policies and procedures for mitigating credit risk, including reviewing and establishing limits for credit exposure, limiting transactions with specific counterparties, maintaining qualifying collateral and continually assessing the creditworthiness of counterparties, borrowers and issuers.

16.          RCAP REGULATORY REQUIREMENTS

RCap is subject to regulations of the securities business that include but are not limited to trade practices, use and safekeeping of funds and securities, capital structure, recordkeeping and conduct of directors, officers and employees.

As a self-clearing, registered broker dealer, RCap is required to maintain minimum net capital by FINRA. As of September 30, 2013 RCap had a minimum net capital requirement of $0.2 million. RCap consistently operates with capital in excess of its regulatory capital requirements. RCap’s regulatory net capital as defined by SEC Rule 15c3-1, as of September 30, 2013 was $333.7 million with excess net capital of $333.5 million.

17.           RELATED PARTY TRANSACTIONS

Investment in Affiliate, Available-For-Sale Equity Security

At September 30, 2013, the Company’s available-for-sale equity securities represented shares of Chimera Investment Corporation (“Chimera”), which are reported at fair value. The Company owned approximately 45.0 million shares of Chimera at a fair value of approximately $136.7 million at September 30, 2013 and approximately 45.0 million shares of Chimera at a fair value of approximately $117.4 million at December 31, 2012.  At September 30, 2013 and December 31, 2012, the investment in Chimera had unrealized losses of $2.1 million and $21.5 million, respectively. The Company also held shares of CreXus prior to its acquisition, which closed during the second quarter of 2013. The Company owned approximately 9.5 million shares of CreXus at a fair value of approximately $116.7 million at December 31, 2012.  At December 31, 2012, the investment in CreXus had an unrealized loss of $8.7 million. Upon its acquisition of CreXus during the second quarter of 2013, the Company recorded an $18.9 million loss on its investment in CreXus as an offset to goodwill.

The Company has evaluated the near-term prospects of its current investment in Chimera in relation to the severity and length of time of the impairment. Based on this evaluation, management has determined that its investment in Chimera was not considered to be other-than-temporarily impaired as of September 30, 2013 and December 31, 2012 as the Company had the intent and ability to retain its investments for a period of time sufficient to allow for any anticipated recovery in market value.

Advisory fees

For the quarter ended September 30, 2013, the Company recorded advisory fees from Chimera totaling $5.9 million. For the nine months ended September 30, 2013, the Company recorded advisory fees from Chimera and CreXus, prior to its acquisition, totaling $23.3 million. For the quarter and nine months ended September 30, 2012, the Company recorded advisory fees from Chimera and CreXus totaling $16.4 million and $50.3 million, respectively. At September 30, 2013 the Company had amounts receivable from Chimera of $6.7 million and at December 31, 2012, the Company had amounts receivable from Chimera and CreXus of $14.1 million.

Management Agreement and Externalization

On June 26, 2013, the Company and the Manager entered into a Management Agreement (the “Management Agreement”), effective as of July 1, 2013 and applicable for the entire 2013 calendar year, pursuant to which the Company’s management is conducted by the Manager through the authority delegated to it in the Management Agreement and pursuant to the policies established by the Board of Directors (the “Externalization”). Subject at all times to the supervision and direction of the Company’s Board of Directors, the Manager is responsible for, among other things, (i) managing the Company’s investment portfolio, including purchasing and selling Company assets; (ii) recommending alternative forms of capital raising; (iii) supervising the Company’s financing and hedging activities; (iv) day to day management functions; and (v) such other supervisory and management services and activities relating to the Company’s assets and operations as may be appropriate or may be requested by the Board of Directors.

Pursuant to the terms of the Management Agreement, the Company pays the Manager a monthly management fee in an amount equal to 1/12th of 1.05% of stockholders’ equity, as defined in the Management Agreement, for its management services. Effective July 1, 2013, a majority of the Company’s employees were terminated by the Company and were hired by the Manager.  The Company has a limited number of employees following the Externalization, all of whom are employees of the Company’s subsidiaries for regulatory or corporate efficiency reasons. All compensation expenses associated with such retained employees reduce the management fee. The Company pays directly, or reimburses the Manager, for all of the Company’s expenses and all the Manager’s documented expenses incurred on the Company’s behalf, other than compensation and benefits related to any and all personnel of the Manager and costs of certain insurance with respect to such personnel. Pursuant to a pro forma calculation that computed the management fee as though it was in effect beginning January 1, 2013, the Company paid the Manager an amount equal to the pro forma calculation minus the actual compensation paid to the Company’s and its subsidiaries’ employees from January 1, 2013 to June 30, 2013.

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

18.           SUBSEQUENT EVENTS

                On October 18, 2013, the Company sold the business, assets and operations of Merganser to a third party for an amount that approximated book value.

ITEM 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

Certain statements contained in this quarterly report, and certain statements contained in our future filings with the Securities and Exchange Commission (the SEC or the Commission), in our press releases or in our other public or shareholder communications may not be based on historical facts and are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements, which are based on various assumptions, (some of which are beyond our control) may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as "may," "will," "believe," "expect," "anticipate," "continue," or similar terms or variations on those terms, or the negative of those terms. Actual results could differ materially from those set forth in forward-looking statements due to a variety of factors, including, but not limited to, changes in interest rates, changes in the yield curve, changes in prepayment rates, the availability of mortgage-backed securities and other securities for purchase, the availability of financing, and, if available, the terms of any financing, changes in the market value of our assets, changes in business conditions and the general economy, our ability to integrate and grow the commercial mortgage business, our ability to consummate any contemplated investment opportunities and other corporate transactions, changes in governmental regulations affecting our business, our ability to maintain our classification as a real estate investment trust (or REIT) for federal income tax purposes, our ability to maintain our exemption from registration under the Investment Company Act of 1940, and risks associated with the business of our subsidiaries, including the investment advisory businesses of our subsidiary, including the removal by its clients of assets it manages, its regulatory requirements, and competition in the investment advisory business, and risks associated with the broker dealer business of our subsidiary. For a discussion of the risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, see our most recent Annual Report on Form 10-K and any subsequent Quarterly Reports on Form 10-Q. We do not undertake and specifically disclaim any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

All references to “we,” “us,” or “our” mean Annaly Capital Management, Inc. and all entities owned by us, except where it is made clear that the term means only the parent company.  The following defines certain of the commonly used terms in this quarterly report on Form 10-Q:  Agency refers to a federally chartered corporation, such as the Federal National Mortgage Association (or Fannie Mae) or the Federal Home Loan Mortgage Corporation (or Freddie Mac), or an agency of the U.S. Government, such as the Government National Mortgage Association (or Ginnie Mae); Agency mortgage-backed securities refers to residential mortgage-backed securities that are issued or guaranteed by an Agency; Investment Securities refers to Agency mortgage-backed securities, Agency debentures and corporate debt; Interest Earning Assets refers to Investment Securities, securities borrowed, U.S. Treasury securities, reverse repurchase agreements, cash and cash equivalents and commercial real estate loans and preferred equity interests; and Interest Bearing Liabilities refers to repurchase agreements, participation sold, convertible senior notes, securities loaned and U.S. Treasury securities sold, not yet purchased.

Overview

We are a Maryland corporation that commenced operations on February 18, 1997. We are a leading mortgage REIT externally managed by Annaly Management Company LLC.

We own a portfolio of real estate related investments, including mortgage pass-through certificates, collateralized mortgage obligations (or CMOs), Agency callable debentures, other securities representing interests in or obligations backed by pools of mortgage loans and commercial real estate assets. Our principal business objective is to generate net income for distribution to our stockholders from our investments. Under our capital investment policy, at least 75% of our total assets must be comprised of high-quality mortgage-backed securities and short-term investments. High quality securities means securities that (1) are rated within one of the two highest rating categories by at least one of the nationally recognized rating agencies, (2) are unrated but are guaranteed by the United States government or by an agency of the United States government, or (3) are unrated but we determine them to be of comparable quality to high-quality rated mortgage-backed securities.

The remainder of our assets, comprising not more than 25% of our total assets, may generally consist of other qualified REIT real estate assets. In addition, we may directly or indirectly invest part of this remaining 25% of our assets in other types of securities, including without limitation, unrated debt, equity or derivative securities, to the extent consistent with our REIT qualification requirements. The derivative securities in which we invest may include securities representing the right to receive interest only or a disproportionately large amount of interest, as well as inverse floaters, which may have imbedded leverage as part of their structural characteristics.

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

Our business operations are primarily comprised of the following:

-	Annaly Capital Management, Inc., the parent company, which invests primarily in various types of Agency mortgage-backed securities and related derivatives to hedge these investments.
-	Fixed Income Discount Advisory Company (or FIDAC), a subsidiary which manages an investment vehicle for which it earns fee income.
-	RCap Securities, Inc. (or RCap), a subsidiary which operates as a broker-dealer, and is a member in the Financial Industry Regulatory Authority.
-	Shannon Funding LLC, a subsidiary which provides warehouse financing to residential mortgage originators in the United States.
-	Annaly Middle Market Lending LLC (formerly known as Charlesfort Capital Management LLC), a subsidiary which engages in corporate middle market lending transactions.
-
Annaly Commercial Real Estate Group, Inc. (formerly known as CreXus Investment Corp. (or CreXus)), a subsidiary that is a recently acquired business which specializes in acquiring, financing and managing commercial mortgage loans and other commercial real estate debt, commercial mortgage-backed securities and other commercial real estate-related assets.

We have elected and believe that we are organized and have operated in a manner that qualifies us to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and regulations promulgated thereunder (or the Code). If we qualify for taxation as a REIT, we generally will not be subject to federal income tax on our taxable income that is distributed to our stockholders. Furthermore, substantially all of our assets, other than our taxable REIT subsidiaries, consist of qualified REIT real estate assets (of the type described in Section 856(c)(5) of the Code).

We calculate that at least 75% of our assets were qualified REIT assets, as defined in the Code for the quarter ended September 30, 2013 and for the year ended December 31, 2012. We also calculate that our revenues qualified for the 75% REIT income test and for the 95% REIT income test for the quarter ended September 30, 2013 and the year ended December 31, 2012 and for each quarter therein. We also met all REIT requirements regarding the ownership of our common stock and the distribution of our REIT taxable income. Therefore, for the quarter ended September 30, 2013 and the year ended December 31, 2012, we believe that we qualified as a REIT under the Code.

Business Environment

We have been decreasing leverage quarter-over-quarter amid sustained government intervention in the Agency mortgage-backed securities market and in the interest rate markets.  We have also been cautious because we believe increased financial regulatory reform is possible, but it is unclear how such reform may affect us.

Monetary Policy

On September 13, 2012, the Federal Open Market Committee (FOMC or the Committee) announced an increase in its quantitative easing program of large scale asset purchases, commonly known as QE3. QE3 entails monthly purchases of U.S. Treasury securities and Agency mortgage-backed securities at the pace of $45 billion and $40 billion, respectively. In addition, the FOMC announced that it would maintain its existing accommodative policy of reinvesting principal payments from its holdings of Agency mortgage-backed securities into new Agency mortgage-backed securities purchases in order to reduce long-term interest rates and support mortgage markets. The program is open-ended in nature, and the FOMC noted that it would continue or expand the program as necessary until the outlook for the labor market improved substantially.

To further enhance their accommodative policy, in December 2012, the FOMC began implementation of “forward guidance” regarding the future path of short-term rates. In this guidance, the FOMC announced it anticipates its current target for the federal funds rate, at 0-1/4%, would be appropriate until the unemployment rate remained about 6-1/2%, inflation is projected to be no more than a half percentage point above the Committee’s 2% longer-run goal, and longer-term inflation expectations continue to be stabilized.

In May 2013, after a string of moderately stronger employment reports, the FOMC announced that it was prepared to increase or reduce its purchases under QE3. In addition, in June 2013 Chairman Bernanke noted that if upcoming economic data are consistent with the FOMC’s forecast, the FOMC believed it may moderate the pace of purchases. The possibility for a change in the execution of QE3 this year coincided with the beginning of a sharp rise in interest rates. The 10-year Treasury, which closed at a price to yield 1.63% on May 2, 2013, had fallen in price to yield 2.49% on September 30, 2013.

Despite many investors anticipating the FOMC to follow through on the “tapering” of QE3 purchases, during the meeting concluded September 18, 2013 the Committee decided to keep the program in place at its current size. The Committee noted tightening financial conditions which could slow the pace of economic improvement. The Committee also noted that federal fiscal policy remained an important restraint on economic growth. The meeting also showed a strengthened commitment to lower short-term rates, with the majority not expecting a hike in the Fed Funds target rate until 2015.

Interest Rate Environment

Volatility, as measured by the Merrill Lynch MOVE index, remained elevated throughout the third quarter in anticipation of the September 18, 2013 Federal Reserve meeting. Despite a strong market perception that the FOMC would initiate a “taper” of purchases at their September meeting, as noted above, the FOMC continued its accommodative policies.

Amid the increased volatility, long term rates, as measured by the 10-year US Treasury, increased dramatically throughout the quarter resulting in lower mortgage originations, a higher percentage share of Federal Reserve mortgage-backed securities purchases relative to origination, decreased prepayment speeds and ultimately a lengthening of the duration of the overall Agency mortgage-backed securities universe.

Financial Regulatory Reform

Uncertainty remains surrounding financial regulatory reform and its impact on the markets and the broader economy.  In particular, the government is attempting to change its involvement through the Agencies in the mortgage market.  There have been conflicting legislative initiatives regarding the Agencies, and it is unclear which approach, if any, may become law.  In addition, regulators remain focused on the wholesale funding markets, bank capital levels and shadow banking. It is difficult to predict the ultimate legislative and other regulatory outcomes of these efforts. We continue to monitor these legislative and regulatory developments and evaluate their potential impact on our business.

Critical Accounting Policies

Our critical accounting policies are as follows:

Valuation of Financial Instruments

Agency mortgage-backed securities and debentures

There is an active market for Agency mortgage-backed securities and debentures.  Since we primarily invest in securities that can be measured from actively quoted prices, there is a high degree of observable inputs and less subjectivity in measuring fair value.  Internal market values are determined using quoted prices from the To-Be-Announced (or TBA) security market, the Treasury curve and the underlying characteristics of the individual securities, which may include coupon, periodic and life caps, reset dates and the expected life of the security.  All internal market values are compared to external sources or dealer quotes to determine reasonableness.  Additionally, securities used as collateral for repurchase agreements are priced daily by counterparties to ensure sufficient collateralization, providing additional verification of our internal pricing.

Interest rate swaps

We use the overnight indexed swap (or OIS) curve as an input to value substantially all of our interest rate swaps. We believe using the OIS curve, which reflects the interest rate typically paid on cash collateral, enables us to most accurately determine the fair value of interest rate swaps.  Consistent with market practice, we have negotiated agreements with certain counterparties to exchange collateral (or margining) based on the level of fair values of the interest rate swaps. Through this margining process, one party or each party to a derivative contract provides the other party with information about the fair value of the derivative contract to calculate the amount of collateral required, providing additional verification of our recorded fair value of the interest rate swaps.

Revenue Recognition

Interest income on Agency mortgage-backed securities and debentures is recognized over the projected life of the securities using the interest method. The projected life of the securities is determined based on expected prepayment speeds, past prepayment history of the security, government initiatives that would affect the Agency mortgage-backed securities market and market consensus. Adjustments are made for actual prepayment activity as it relates to calculating the effective yield. Gains or losses on investment securities are recorded on trade date based on the average cost of the security.

Results of Operations

The results of our operations are affected by various factors, many of which are beyond our control. Our results of operations primarily depend on, among other things, our net interest income, the market value of our assets and the supply of and demand for such assets. Our net interest income from our Agency mortgage-backed securities portfolio, which reflects the amortization of purchase premiums and accretion of discounts, varies primarily as a result of changes in interest rates, borrowing costs and prepayment speeds, the behavior of which involves various risks and uncertainties. Prepayment speeds, as reflected by the Constant Prepayment Rate, or CPR, and interest rates vary according to the type of investment, conditions in financial markets, competition and other factors, none of which can be predicted with any certainty. In general, as prepayment speeds on our Agency mortgage-backed securities portfolio increase, related purchase premium amortization increases, thereby reducing the yield on such assets. The CPR on our Agency mortgage-backed securities portfolio averaged 13% and 20% for the quarters ended September 30, 2013 and September 30, 2012, respectively. Since changes in interest rates may significantly affect our activities, our operating results depend, in large part, upon our ability to effectively manage interest rate risks and prepayment risks while maintaining our status as a REIT. Additionally, our returns on our commercial real estate assets are affected by the extent and impact of any credit deterioration associated with the underlying property as well as the financial condition of the borrower/sponsor of the loan. We continue to explore alternative business strategies, alternative investments and other strategic initiatives to complement our core business strategy of investing, on a leveraged basis, in high quality Investment Securities and in commercial real estate assets. No assurance, however, can be provided that any such strategic initiative will or will not be implemented in the future.

The following table presents the CPR experienced on our Agency mortgage-backed securities portfolio, on an annualized basis, for the quarterly periods presented.

Quarter Ended	CPR
September 30, 2013	13%
June 30, 2013	16%
March 31, 2013	18%
December 31, 2012	19%
September 30, 2012	20%

Net Income Summary

For the quarter ended September 30, 2013, our net income was $192.5 million, or $0.18 per average basic  common share, as compared to a $224.8 million, or $0.22 per average basic common share, for the quarter ended September 30, 2012. We attribute the majority of the decrease in net income (loss) for the quarter ended September 30, 2013 from the quarter ended September 30, 2012 to the decline in net interest income of $27.7 million for the quarter ended September 30, 2013 compared to the same period in 2012. The decline in net interest income was primarily attributable to a decline in average Interest Earning Assets.

For the nine months ended September 30, 2013, our net income was $2.7 billion, or $2.79 per average basic common share, as compared to $1.0 billion, or $1.04 per average basic common share, for the nine months ended September 30, 2012. Net income per average basic common share increased by $1.75 and total net income increased by $1.7 billion for the nine months ended September 30, 2013, when compared to the nine months ended September 30, 2012. We attribute the majority of the increase in net income for the nine months ended September 30, 2013 from the nine months ended September 30, 2012 to the change in unrealized gains (losses) on interest rate swaps, which resulted in a gain of $1.4 billion for the nine months ended September 30, 2013 compared to a loss of $373.8 million for the same period in 2012. The change in the fair value of interest rate swaps was primarily attributable to the rise in interest rates experienced during the nine months ended September 30, 2013.

The table below presents the net income summary for the quarters and nine months ended September 30, 2013 and 2012.

Net Income Summary
(dollars in thousands, except for per share data)

	For the Quarters Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Total interest income	697,160	761,265	2,147,313	2,502,484

Total interest expense	145,476	181,893	487,321	481,681

Net interest income	551,684	579,372	1,659,992	2,020,803

Other income (loss)	(299,925)	(277,689)	1,223,200	(747,884)

General and administrative expenses	58,744	63,004	175,787	195,475

Income (loss) before income taxes	193,015	238,679	2,707,405	1,077,444

Income taxes	557	13,921	6,456	42,039

Net income (loss)	192,458	224,758	2,700,949	1,035,405

Dividends on preferred stock	17,992	9,367	53,976	19,813

Net income (loss) available (related) to common shareholders	$174,466	$215,391	$2,646,973	$1,015,592

Net income (loss) per share available (related) to common shareholders:
Basic	$0.18	$0.22	$2.79	$1.04
Diluted	$0.18	$0.22	$2.69	$1.00

Weighted average number of common shares outstanding:
Basic	947,303,205	974,729,078	947,321,691	973,674,586
Diluted	955,690,471	997,007,829	995,319,670	1,035,365,251

Average total assets	$97,950,871	$134,940,586	$113,713,973	$124,948,178
Average equity	$13,104,514	$16,687,625	$14,359,960	$16,277,192

Return on average total assets	0.79%	0.67%	3.17%	1.10%
Return on average equity	5.87%	5.39%	25.08%	8.48%

We use daily balances to calculate average Interest Earning Assets and Interest Bearing Liabilities.  For the purpose of computing net interest income and ratios relating to cost of funds measures throughout this report, interest expense includes interest expense on interest rate swaps, which is recorded in the Consolidated Statements of Operations and Comprehensive Income (Loss) as Realized gains (losses) on interest rate swaps.

Non-GAAP Financial Measures

This Management Discussion and Analysis section contains analysis and discussion of non-GAAP measurements. The non-GAAP measurements are core earnings, core earnings per average basic common share, economic interest expense and economic net interest income. Core earnings is defined as net income (loss) excluding gains or losses on disposals of investments and termination of interest rate swaps, unrealized gains or losses on interest rate swaps and Agency interest-only mortgage-backed securities, net loss on extinguishment of the 4% Convertible Senior Notes due 2015, net gains and losses on trading assets, impairment losses and loss on previously held equity interest in CreXus.

We believe that core earnings, core earnings per average basic common share, economic interest expense and economic net interest income provide meaningful information to consider, in addition to the respective amounts prepared in accordance with GAAP. The non-GAAP measures help us to evaluate our financial position and performance without the effects of certain transactions and GAAP adjustments that are not necessarily indicative of our current investment portfolio and operations.

Our presentation of the economic value of our investment strategy has important limitations.  Other market participants may calculate core earnings, core earnings per average basic common share, economic interest expense and economic net interest income differently than we calculate them.

Although we believe that the calculation of the economic value of our investment strategy described above helps measure our financial position and performance without the effects of certain transactions, it is of limited usefulness as an analytical tool.  Therefore, the economic value of our investment strategy should not be viewed in isolation and is not a substitute for net income (loss), net income (loss) per basic share available to common shareholders, interest expense and net interest income computed in accordance with GAAP.

The following table provides GAAP measures of net income (loss) and net income (loss) per basic share available to common shareholders for the quarters and nine months ended September 30, 2013 and September 30, 2012 and details with respect to reconciling the aforementioned line items on a non-GAAP basis:

	For the Quarters Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(dollars in thousands, except for per share data)

GAAP net income (loss)	$192,458	$224,758	$2,700,949	$1,035,405
Adjustments:
Net (gains) losses on disposal of investments	(43,602)	(142,172)	(374,443)	(317,308)
Net loss on extinguishment of 4% Convertible Senior Notes	-	87,328	-	87,328
Net (gains) losses on trading assets	96,022	(1,368)	40,427	(7,729)
Net unrealized (gains) losses on interest-only Agency mortgage-backed securities	7,099	33,563	(184,549)	28,789
Impairment of goodwill	-	-	23,987	-
Loss on previously held equity interest in CreXus	-	-	18,896	-
Realized (gains) losses on termination of interest rate swaps	36,658	-	88,685	2,385
Unrealized (gains) losses on interest rate swaps	(6,343)	104,197	(1,441,099)	373,773
Core earnings	$282,292	$306,306	$872,853	$1,202,643

GAAP net income (loss) available (related) to average basic common shareholders	$0.18	$0.22	$2.79	$1.04
Adjustment to exclude certain items	$0.10	$0.08	$(1.93)	$0.17
Core earnings per average basic common share	$0.28	$0.30	$0.86	$1.21

Core Earnings Summary

Our core earnings were $282.3 million, or $0.28 per average basic common share, for the quarter ended September 30, 2013 compared to a $306.3 million, or $0.30 per average basic common share, for the same period in 2012. We attribute the majority of the decrease in core earnings for the quarter ended September 30, 2013 from the quarter ended September 30, 2012 to a decline in economic net interest income of $31.3 million for the quarter ended September 30, 2013 compared to the same period in 2012, primarily attributable to a decline in average Interest Earning Assets.

Our core earnings were $872.9 million, or $0.86 per average basic common share, for the nine months ended September 30, 2013 compared to a $1.2 billion, or $1.21 per average basic common share, for the same period in 2012. We attribute the majority of the decrease in core earnings for the nine months ended September 30, 2013 from the nine months ended September 30, 2012 to a decline in economic net interest income of $361.3 million for the nine months ended September 30, 2013 compared to the same period in 2012, primarily attributable to a 44 basis point decline in our economic net interest rate spread.

Economic Interest Expense and Economic Net Interest Income

We believe the economic value of our investment strategy is depicted by the economic net interest income we earn.  We calculate economic net interest income by determining our GAAP net interest income and reducing it by interest expense on interest rate swaps.  Our economic interest expense, which is composed of interest expense on our Interest Bearing Liabilities plus interest expense on interest rate swaps, reflects total contractual interest payments.

The following table provides GAAP measures of interest expense and net interest income and details with respect to reconciling the aforementioned line items on a non-GAAP basis for each respective period:

	GAAP Interest Expense	Add: Realized Losses on Interest Rate Swaps (1)	Economic Interest Expense	GAAP Net Interest Income	Less: Realized Losses on Interest Rate Swaps (1)	Economic Net Interest Income
For the Quarters Ended:	(dollars in thousands)
September 30, 2013	$145,476	$227,909	$373,385	$551,684	$227,909	$323,775
June 30, 2013	$164,255	$212,727	$376,982	$548,681	$212,727	$335,954
March 31, 2013	$177,590	$225,476	$403,066	$559,627	$225,476	$334,151
December 31, 2012	$185,491	$228,155	$413,646	$571,170	$228,155	$343,015
September 30, 2012	$181,893	$224,272	$406,165	$579,372	$224,272	$355,100
For the Year Ended December 31, 2012	$667,172	$893,769	$1,560,941	$2,591,973	$893,769	$1,698,204

(1)	Interest expense related to our interest rate swaps is recorded in realized gains (losses) on interest rate swaps on the Consolidated Statements of Operations and Comprehensive Income (Loss).

Interest Income and Average Earning Asset Yield

Our interest income for the quarters ended September 30, 2013 and 2012 was $697.2 million and $761.3 million, respectively. The decline in interest income was primarily due to lower average Interest Earning Assets of $99.1 billion for the quarter ended September 30, 2013 compared to $119.9 billion for the same period in 2012, a decrease of $20.8 billion, partially offset by a 28 basis point increase in the yield on our average Interest Earning Assets to 2.82% for the quarter ended September 30, 2013 compared to 2.54% for the same period in 2012.

Our interest income for the nine months ended September 30, 2013 and 2012 was $2.1 billion and $2.5 billion, respectively. The decline in interest income was primarily due to lower average Interest Earning Assets of $112.4 billion for the nine months ended September 30, 2013 compared to $114.0 billion for the same period in 2012, a decrease of $1.6 billion.

Economic Interest Expense and the Cost of Interest Bearing Liabilities

Our largest expense is the cost of Interest Bearing Liabilities and interest expense on interest rate swaps. We had average Interest Bearing Liabilities of $82.4 billion and total economic interest expense of $373.4 million, which includes $227.9 million in interest expense on interest rate swaps, for the quarter ended September 30, 2013. We had average Interest Bearing Liabilities of $107.0 billion and total economic interest expense of $406.2 million, which includes $224.3 million in interest expense on interest rate swaps, for the quarter ended September 30, 2012. Our cost of funds on average Interest Bearing Liabilities was 1.81%, including interest expense on interest rate swaps, for the quarter ended September 30, 2013 and 1.52% for the quarter ended September 30, 2012. Economic interest expense, including interest expense on interest rate swaps, for the quarter ended September 30, 2013 decreased by $32.8 million when compared to the quarter ended September 30, 2012, primarily due to the $24.6 billion decrease in average Interest Bearing Liabilities for the quarter ended September 30, 2013 compared to the same period in 2012, partially offset by a 29 basis point increase in the cost of Interest Bearing Liabilities largely attributable to increased swap expense.

For the nine months ended September 30, 2013, we had average Interest Bearing Liabilities of $97.1 billion and total economic interest expense of $1.2 billion, which includes $666.1 million in interest paid on interest rate swaps. We had average Interest Bearing Liabilities of $101.1 billion and total economic interest expense of $1.1 billion, which includes $665.6 million in interest paid on interest rate swaps, for the nine months ended September 30, 2012. Our average cost of Interest Bearing Liabilities was 1.58%, including interest paid on interest rate swaps, for the nine months ended September 30, 2013 and 1.51% for the nine months ended September 30, 2012. Economic interest expense, including interest paid on interest rate swaps, remained relatively unchanged for the nine months ended September 30, 2013 compared to the same period in 2012 as the $3.9 billion decrease in Interest Bearing Liabilities was offset by a seven basis point increase in the cost of Interest Bearing Liabilities.

The table below shows our average Interest Bearing Liabilities and cost of funds on average Interest Bearing Liabilities as compared to average one-month and average nine month LIBOR for the periods presented.

Cost of Funds on Average Interest Bearing Liabilities
(Quarterly ratios have been annualized, dollars in thousands)

	Average Interest Bearing Liabilities	Interest Bearing Liabilities at Period End	Economic Interest Expense(1)	Cost of Funds on Average Interest Bearing Liabilities	Average One-Month LIBOR	Average Six-Month LIBOR	Average One-Month LIBOR Relative to Average Six-Month LIBOR	Cost of Funds on Average Interest Bearing Liabilities Relative to Average One-Month LIBOR	Cost of Funds on Average Interest Bearing Liabilities Relative to Average Six-Month LIBOR
For the Quarters Ended: September 30, 2013	$82,370,044	$75,752,599	$373,385	1.81%	0.19%	0.39%	(0.20%)	1.62%	1.42%
June 30, 2013	$98,278,276	$84,520,133	$376,982	1.53%	0.20%	0.42%	(0.22%)	1.33%	1.11%
March 31, 2013	$110,722,615	$104,089,071	$403,066	1.46%	0.20%	0.47%	(0.27%)	1.26%	0.99%
December 31, 2012	$110,257,173	$105,914,990	$413,646	1.50%	0.21%	0.54%	(0.33%)	1.29%	0.96%
September 30, 2012	$106,973,056	$104,700,613	$406,165	1.52%	0.24%	0.71%	(0.47%)	1.28%	0.81%
For the Year Ended December 31, 2012	$103,362,717	$105,914,990	$1,560,941	1.51%	0.24%	0.69%	(0.45%)	1.27%	0.82%

(1)  Economic interest expense includes interest expense on interest rate swaps.

We do not manage our portfolio to have a pre-designated amount of borrowings at quarter or year end.  Our borrowings at period end are a snapshot of our borrowings as of a date, and this number should be expected to differ from average borrowings over the period for a number of reasons.  The mortgage-backed securities we own pay principal and interest towards the end of each month and the mortgage-backed securities we purchase are typically settled during the beginning of the month.  As a result, depending on the amount of mortgage-backed securities we have committed to purchase, we may retain the principal and interest we receive in the prior month, or we may use it to pay down our borrowings.  Moreover, we use interest rate swaps, swaptions and other derivative instruments to hedge our portfolio and as we pledge or receive collateral under these agreements, our borrowings on any given day may be increased or decreased.  Our average borrowings during a quarter will differ from period end borrowings as we implement our portfolio management strategies and risk management strategies over changing market conditions by increasing or decreasing leverage.  Additionally, these numbers will differ during periods when we conduct capital raises, as in certain instances we may purchase additional assets and increase leverage with the expectation of a successful capital raise.  Since our average borrowings and period end borrowings can be expected to differ, we believe our average borrowings during a period provides a more accurate representation of our exposure to the risks associated with leverage.

Economic Net Interest Income

Our economic net interest income, including interest expense on interest rate swaps, totaled $323.8 million and $355.1 million for the quarters ended September 30, 2013 and 2012, respectively. Our economic net interest income decreased by $31.3 million during the quarter ended September 30, 2013 compared to the same period in 2012. The decline was primarily due to a decrease in Interest Earning Assets as our economic interest rate spread remained relatively unchanged. Our average Interest Earning Assets decreased by $20.8 billion during the quarter ended September 30, 2013 compared to the same period in 2012. Our economic net interest rate spread for the quarter ended September 30, 2013 was 1.01%, as compared to the interest rate spread for the quarter ended September 30, 2012 of 1.02%.

Our economic net interest income, including interest paid on interest rate swaps, totaled $993.9 million and $1.4 billion for the nine months ended September 30, 2013 and 2012, respectively. The decline was primarily due to a decrease in Interest Earning Assets and a lower economic net interest spread. Our average Interest Earning Assets decreased by $1.6 billion during the nine months ended September 30, 2013 compared to the same period in 2012. Our economic net interest rate spread for the nine months ended September 30, 2013 was 0.97% compared to 1.41% for the nine months ended September 30, 2012.

The table below shows our average Interest Earning Assets, total interest income, yield on average Interest Earning Assets, average Interest Bearing Liabilities, economic interest expense, cost of funds on average Interest Bearing Liabilities, economic net interest income and net interest rate spread for the periods presented.

Economic Net Interest Income
(Quarterly ratios have been annualized, dollars in thousands)

	Average Interest Earning Assets	Total Interest Income	Yield on Average Interest Earning Assets	Average Interest Bearing Liabilities	Economic Interest Expense(1)	Cost of Funds on Average Interest Bearing Liabilities	Economic Net Interest Income (1)	Net Interest Rate Spread
For the Quarters Ended: September 30, 2013	$99,057,449	$697,160	2.82%	$82,370,044	$373,385	1.81%	$323,775	1.01%
June 30, 2013	$113,660,254	$712,936	2.51%	$98,278,276	$376,982	1.53%	$335,954	0.98%
March 31, 2013	$124,414,754	$737,217	2.37%	$110,722,615	$403,066	1.46%	$334,151	0.91%
December 31, 2012	$123,378,860	$756,661	2.45%	$110,257,173	$413,646	1.50%	$343,015	0.95%
September 30, 2012	$119,880,120	$761,265	2.54%	$106,973,056	$406,165	1.52%	$355,100	1.02%
For the Year Ended December 31, 2012	$116,356,100	$3,259,145	2.80%	$103,362,717	$1,560,941	1.51%	$1,698,204	1.29%

(1)  Economic interest expense and economic net interest income include interest expense on interest rate swaps.

Other Income

Other income is largely comprised of investment advisory fees, net gains or losses on sales of Agency mortgage-backed securities and other investments, dividend income from available-for-sale equity securities and net gains or losses on interest rate swaps.

FIDAC and Merganser Capital Management, Inc. (or Merganser) are registered investment advisors specializing in managing fixed income securities. Investment advisory income for the quarters ended September 30, 2013 and 2012 totaled $9.6 million and $21.0 million, respectively, net of fees paid to third parties pursuant to distribution service agreements for facilitating and promoting distribution of shares or units to FIDAC’s and Merganser’s clients. Investment advisory income for the nine months ended September 30, 2013 and 2012 totaled $35.2 million and $63.7 million, respectively, net of fees paid to third parties pursuant to distribution service agreements for facilitating and promoting distribution of shares or units to FIDAC’s and Merganser’s clients. The decline in investment advisory income for the quarter and nine months ended September 30, 2013 compared to the same periods in 2012 was due to lower advisory fees from affiliates. In October 2013, we sold the net assets and operations of Merganser to a third party.

For the quarters ended September 30, 2013 and 2012, we disposed of investments with a carrying value of $13.0 billion and $7.3 billion for an aggregate net gain of $43.6 million and $142.2 million, respectively. For the nine months ended September 30, 2013 and 2012, we disposed of investments with a carrying value of $44.9 billion and $19.1 billion for an aggregate net gain of $374.4 million and $317.3 million, respectively. We may from time to time sell existing assets to acquire new assets, which our management believes might have higher risk-adjusted returns, or to manage our balance sheet as part of our asset/liability management strategy.

Dividend income from our investments in Chimera Investment Corporation (or Chimera) and CreXus (we held shares prior to our acquisition of CreXus, which closed during the second quarter of 2013), totaled $4.0 million and $14.5 million for the quarter and nine months ended September 30, 2013, as compared to $7.1 million and $21.2 million for the quarter and nine months ended September 30, 2012. The decline in dividend income for the quarter and nine months ended September 30, 2013 as compared to the quarter and nine months ended September 30, 3012 is primarily due to CreXus not declaring a dividend for the second and third quarters of 2013 as a result of its acquisition. Chimera is and CreXus was managed by our wholly-owned subsidiary FIDAC.

The aggregate net loss on interest rate swaps was $258.2 million for the quarter ended September 30, 2013, compared to a loss of $328.5 million for the same period in 2012. The aggregate net gain on interest rate swaps was $686.3 million for the nine months ended September 30, 2013 compared to a loss of $1.0 billion for the same period in 2012, primarily due to the change in unrealized gains or losses on interest rate swaps. The change in fair value of interest rate swaps was primarily attributable to the rise in interest rates experienced during the first nine months of 2013.

General and Administrative Expenses

General and administrative (or G&A) expenses were $58.7 million and $175.8 million for the quarter and nine months ended September 30, 2013 respectively, compared to $63.0 million and $195.5 million for the quarter and nine months ended September 30, 2012, respectively. G&A expenses as a percentage of average total assets was 0.24% and 0.19% for the quarters ended September 30, 2013 and 2012, respectively. The decrease in G&A expenses of $19.7 million for the nine months ended September 30, 2013 as compared to September 30, 2012 was primarily the result of the pro forma adjustment to the management fee which resulted in lower compensation expenses for the first nine months of 2013, partially offset by an increase in other general and administrative expenses which included $7.3 million related to our acquisition of CreXus in 2013.

The table below shows our total G&A expenses as compared to average total assets and average equity for the periods presented.

G&A Expenses and Operating Expense Ratios
(ratios for the quarters have been annualized, dollars in thousands)

	Total G&A Expenses	Total G&A Expenses/Average Assets	Total G&A Expenses/Average Equity
For the Quarters Ended: September 30, 2013	$58,744	0.24%	1.79%
June 30, 2013	$65,131	0.23%	1.82%
March 31, 2013	$51,912	0.16%	1.33%
December 31, 2012	$40,084	0.12%	0.97%
September 30, 2012	$63,004	0.19%	1.51%
For the Year Ended December 31, 2012	$235,559	0.19%	1.45%

Net Income and Return on Average Equity

Our net income was $192.5 million for the quarter ended September 30, 2013 and $224.8 million for the quarter ended September 30, 2012. Our annualized return on average equity was 5.87% and 5.39% for the quarters ended September 30, 2013 and 2012, respectively. We attribute the majority of the decrease in net income (loss) for the quarter ended September 30, 2013 from the quarter ended September 30, 2012 to the decline in net interest income of $27.7 million for the quarter ended September 30, 2013 compared to the same period in 2012. The decline in net interest income was primarily attributable to a decline in average Interest Earning Assets.

Our net income was $2.7 billion for the nine months ended September 30, 2013 and $1.0 billion for the nine months ended September 30, 2012. Our annualized return on average equity was 25.08% and 8.48% for the nine months ended September 30, 2013 and 2012, respectively. Net income increased by $1.7 billion for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012, primarily due to the change in unrealized gains (losses) on interest rate swaps, which resulted in a gain of $1.4 billion for the nine months ended September 30, 2013 compared to a loss of $373.8 million for the same period in 2012.

The table below shows the components of our return on average equity for the periods presented.

Components of Return on Average Equity
(Ratios for the quarters have been annualized)

	Economic Net Interest Income/ Average Equity(1)	Investment Advisory Income/ Average Equity	Realized and Unrealized Gains and Losses/ Average Equity	Other Income (Loss)/ Average Equity(2)	G&A Expenses/ Average Equity	Income Taxes/ Average Equity	Return on Average Equity
For the Quarters Ended: September 30, 2013	9.88%	0.29%	(2.74%)	0.25%	(1.79%)	(0.02%)	5.87%
June 30, 2013	9.41%	0.34%	38.83%	(0.89%)	(1.82%)	(0.00%)	45.87%
March 31, 2013	8.56%	0.35%	14.70%	0.16%	(1.33%)	(0.15%)	22.29%
December 31, 2012	8.31%	0.46%	8.85%	0.17%	(0.97%)	0.15%	16.97%
September 30, 2012	8.51%	0.50%	(1.95%)	0.17%	(1.51%)	(0.33%)	5.39%
For the Year Ended December 31, 2012	10.48%	0.51%	1.22%	0.17%	(1.45%)	(0.22%)	10.71%

(1)  Economic net interest income includes interest expense on interest rate swaps.
(2)  Other income (loss) includes dividend income from affiliates, impairment of goodwill, loss on previously held equity interest in CreXus and other income (loss).

Financial Condition

Investment Securities

Substantially all of our Agency mortgage-backed securities at September 30, 2013 and December 31, 2012 were mortgage-backed securities backed by single-family mortgage loans. Substantially all of the mortgage assets underlying these mortgage-backed securities were secured with a first lien position on the underlying single-family properties. Substantially all of our mortgage-backed securities were Freddie Mac, Fannie Mae or Ginnie Mae pass through certificates or CMOs, which carry an actual or implied “AAA” rating. We carry all of our Agency mortgage-backed securities at fair value.

We accrete discount balances as an increase to interest income over the expected life of the related Interest Earning Assets and we amortize premium balances as a decrease to interest income over the expected life of the related Interest Earning Assets.  At September 30, 2013 and December 31, 2012 we had on our Consolidated Statements of Financial Condition a total of $25.8 million and $27.4 million, respectively, of unamortized discount (which is the difference between the remaining principal value and current amortized cost of our Investment Securities acquired at a price below principal value) and a total of $4.7 billion and $5.9 billion, respectively, of unamortized premium (which is the difference between the remaining principal value and the current amortized cost of our Investment Securities acquired at a price above principal value).

We received mortgage principal repayments of $4.5 billion and $9.9 billion for the quarters ended September 30, 2013 and 2012, respectively.  The average prepayment speed for the quarters ended September 30, 2013 and 2012 was 13% and 20%, respectively.  Given our current portfolio composition, if mortgage principal prepayment rates were to increase over the life of our mortgage-backed securities, all other factors being equal, our net interest income would decrease during the life of these mortgage-backed securities as we would be required to amortize our net premium balance into income over a shorter time period.  Similarly, if mortgage principal prepayment rates were to decrease over the life of our mortgage-backed securities, all other factors being equal, our net interest income would increase during the life of these mortgage-backed securities as we would amortize our net premium balance over a longer time period.

The table below summarizes certain characteristics of our Agency mortgage-backed securities, Agency debentures and corporate debt as of the dates presented.

Agency Mortgage-Backed Securities, Agency Debentures and Corporate Debt
(dollars in thousands)

	Principal Amount	Net Premium	Amortized Cost	Amortized Cost/Principal Amount	Carrying Value	Carrying Value/ Principal Amount
At September 30, 2013	$79,824,091	$4,718,318	$84,542,409	105.91%	$83,107,675	104.11%
At June 30, 2013	$91,769,320	$5,346,442	$97,115,762	105.83%	$95,855,473	104.45%
At March 31, 2013	$105,018,772	$5,361,216	$110,379,988	105.11%	$112,293,489	106.93%
At December 31, 2012	$118,291,085	$5,828,840	$124,119,925	104.93%	$127,036,719	107.39%
At September 30, 2012	$123,176,544	$5,448,108	$128,624,652	104.42%	$132,598,180	107.65%

The tables below summarize certain characteristics of our Agency mortgage-backed securities, Agency debentures and corporate debt as of the dates presented.  The index level for adjustable-rate Agency mortgage-backed securities, Agency debentures and corporate debt is the weighted average rate of the various short-term interest rate indices, which determine the coupon rate.

Adjustable-Rate Agency Mortgage-Backed Securities, Agency Debentures and Corporate Debt Characteristics
(dollars in thousands)

	Principal Amount	Weighted Average Coupon Rate(1)	Weighted Average Term to Next Adjustment	Weighted Average Lifetime Cap	Principal Amount at Period End as % of Total Investment Securities
At September 30, 2013	$7,109,236	3.31%	30 months	7.37%	8.91%
At June 30, 2013	$7,514,274	3.39%	29 months	6.99%	8.19%
At March 31, 2013	$8,527,853	3.19%	35 months	7.56%	8.12%
At December 31, 2012	$8,363,385	3.29%	35 months	8.21%	7.07%
At September 30, 2012	$9,285,709	3.28%	39 months	8.39%	7.54%
          (1) Considers the effect of the notional amount of interest-only securities on the portfolio.

Fixed-Rate Agency Mortgage-Backed Securities, Agency Debentures and Corporate Debt Characteristics
(dollars in thousands)

	Principal Amount	Weighted Average Coupon Rate(1)	Principal Amount at Period End as % of Total Investment Securities
At September 30, 2013	$72,714,855	3.74%	91.09%
At June 30, 2013	$84,255,046	3.88%	91.81%
At March 31, 2013	$96,490,919	3.96%	91.88%
At December 31, 2012	$109,927,700	4.04%	92.93%
At September 30, 2012	$113,890,835	4.17%	92.46%
           (1) Considers the effect of the notional amount of interest-only securities on the portfolio.

At September 30, 2013 and December 31, 2012, we held Agency mortgage-backed securities, Agency debentures and corporate debt with coupons linked to various indices.  The following tables detail the portfolio characteristics by index.

Adjustable-Rate Agency Mortgage-Backed Securities, Agency Debentures and Corporate Debt by Index
September 30, 2013

	Six-Month LIBOR	Twelve Month LIBOR	12-Month Moving Average	11th District Cost of Funds	1-Year Treasury Index	Other Indices(1)
Weighted Average Term to Next Adjustment	3 mo.	40 mo.	2 mo.	2 mo.	21 mo.	27 mo.
Weighted Average Annual Period Cap	1.76%	2.00%	0.00%	1.22%	2.00%	0.00%
Weighted Average Lifetime Cap at September 30, 2013	11.18%	9.85%	9.42%	10.70%	10.74%	3.34%
Investment Principal Value as Percentage of Investment Securities at September 30, 2013	0.37%	3.91%	0.26%	0.25%	0.19%	3.93%

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

Borrowings

As of each of September 30, 2013 and December 31, 2012, 99% of our debt consisted of borrowings collateralized by a pledge of our Investment Securities. These borrowings appear on our Consolidated Statements of Financial Condition as Repurchase Agreements. All of our Agency mortgage-backed securities and debentures are currently accepted as collateral for these borrowings. However, we limit our borrowings, and thus our potential asset growth, in order to maintain unused borrowing capacity and thus increase the liquidity and strength of our balance sheet. As of September 30, 2013, the term to maturity of our repurchase agreements ranged from one day to six years. Additionally, we have entered into borrowings giving the counterparty the right to call the balance prior to maturity. At September 30, 2013 and December 31, 2012, the weighted average cost of funds for all of our borrowings was 2.05% and 1.55%, respectively, including the effect of the interest rate swaps, 4% Convertible Senior Notes due 2015 and 5% Convertible Senior Notes due 2015 (collectively, the “Convertible Senior Notes”), and the weighted average days to maturity was 204 days and 197 days, respectively.

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

We anticipate that, upon repayment of each borrowing under a repurchase agreement, we will use the collateral immediately for borrowing under a new repurchase agreement.  We have not at the present time entered into any commitment agreements under which the lender would be required to enter into new repurchase agreements during a specified period of time.

Under our repurchase agreements, we may be required to pledge additional assets to our repurchase agreement counterparties (i.e., lenders) in the event the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral (a margin call), which may take the form of additional securities or cash.  Similarly, if the estimated fair value of Interest Earning Assets increases due to changes in market interest rates or market factors, lenders may release collateral back to us.  Specifically, margin calls result from a decline in the value of our Agency mortgage-backed securities securing our repurchase agreements and from prepayments on the mortgages securing such Agency mortgage-backed securities. Changes in market interest rates and other market factors may also result in a margin call.  Our repurchase agreements generally provide that the valuations for the Agency mortgage-backed securities securing our repurchase agreements are to be obtained from a generally recognized source agreed to by the parties.  However, our repurchase agreements provide that our lenders have the sole discretion to determine the value of the Agency mortgage-backed securities securing our repurchase agreements.  In determining the value of the Agency mortgage-backed securities securing our repurchase agreements, such lenders are required to act in good faith in making such valuation determinations and, in certain of these instances, are also required to act reasonably in this determination.  Our repurchase agreements generally provide that in the event of a margin call we must provide additional securities or cash on the same business day that a margin call is made, if the lender provides us notice prior to the margin notice deadline on such day.  Through September 30, 2013, we did not have any margin calls on our repurchase agreements that we were not able to satisfy with either cash or additional pledged collateral.  However, should prepayment speeds on the mortgages underlying our Agency mortgage-backed securities and/or market interest rates suddenly increase or market values decrease, margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.

At September 30, 2013, we had total pledged collateral for repurchase agreements and interest rate swaps of $75.9 billion.  The weighted average haircut was approximately 4% on repurchase agreements.  The excess collateral cushion totaled approximately $7.4 billion.  The quality and character of the Agency mortgage-backed securities that we pledge as collateral under the repurchase agreements and interest rate swaps did not materially change during the quarter ended September 30, 2013 compared to the quarter ended September 30, 2012, and our counterparties did not materially alter any requirements, including required haircuts, related to the collateral we pledge under repurchase agreements and interest rate swaps during the quarter ended September 30, 2013.

The following table summarizes the effect on our liquidity and cash flows from contractual obligations for repurchase agreements, interest expense on repurchase agreements and Convertible Senior Notes, the non-cancelable office leases and employment agreements as of September 30, 2013.  The table does not include the effect of net interest rate payments under our interest rate swap agreements.  The net swap payments will fluctuate based on monthly changes in the receive rate.  As of September 30, 2013, the interest rate swaps had a net negative fair value of $1.1 billion.

Contractual Obligations
(dollars in thousands)

	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
Repurchase agreements	$59,361,309	$6,390,000	$3,360,000	$100,000	$69,211,309
Interest expense on repurchase agreements, based on rates at September 30, 2013	248,126	321,701	65,748	1,493	637,068
Convertible Senior Notes	-	857,541	-	-	857,541
Interest expense on Convertible Senior Notes	41,802	25,051	-	-	66,853
Long-term operating lease obligations	2,374	950	-	-	3,324
Employment contracts	4,910	561	-	-	5,471
Total	$59,658,521	$7,595,804	$3,425,748	$101,493	$70,781,566

We had no material unfunded loan commitments as of September 30, 2013.

In the coming periods, we expect to continue to finance our Agency mortgage-backed securities in a manner that is consistent with our current operations via repurchase agreements. We also intend to consider using securitization structures or other term structures to finance certain of our commercial mortgage loans. During the quarter and nine months ended September 30, 2013, we received $4.5 billion and $19.6 billion from principal repayments and $13.8 billion and $44.9 billion in cash from disposal of Investment Securities. During the quarter and nine months ended September 30, 2012, we received $9.9 billion and $25.2 billion from principal repayments and $8.2 billion and $18.9 billion in cash from disposal of Investment Securities during the quarter ended September 30, 2012.

Stockholders’ Equity

During the nine months ended September 30, 2013 and 2012, 166,000 and 444,000 options were exercised for an aggregate exercise price of $2.2 million and $6.1 million, respectively.

During the nine months ended September 30, 2013 and 2012, we issued 157,000 and 117,000 shares and raised $2.2 million and $2.0, respectively, through the Direct Purchase and Dividend Reinvestment Program.

During the nine months ended September 30, 2012, 1.3 million shares of 6.00% Series B Cumulative Convertible Preferred Stock (or Series B Preferred Stock) were converted into 4.0 million shares of common stock.

On March 19, 2012, we entered into six separate Distribution Agency Agreements (or Distribution Agency Agreements) with each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse Securities (USA) LLC, Goldman, Sachs & Co., J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC and RCap Securities, Inc. (together, the Agents).  Pursuant to the terms of the Distribution Agency Agreements, we may sell from time to time through the Agents, as our sales agents, up to 125,000,000 shares of our common stock. We did not make any sales under the Distribution Agency Agreements during the nine months ended September 30, 2013 and 2012.

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

On October 16, 2012, we announced that our Board of Directors has authorized the repurchase of up to $1.5 billion of our outstanding common shares over a 12 month period.  All common shares purchased are part of a publicly announced plan in open-market transactions. During the year ended December 31, 2012, we repurchased approximately 27.8 million shares of our outstanding common stock for $397.1 million, of which $141.1 million had not settled at December 31, 2012.  During the nine months ended September 30, 2013, we did not repurchase any shares of our outstanding common stock.

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

The table below shows cumulative unrealized gains and losses on our available-for-sale investments reflected in the Consolidated Statements of Financial Condition.

Unrealized Gains and Losses
 (dollars in thousands)

	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012
Unrealized gain	$884,181	$1,238,509	$2,334,373	$3,092,778	$4,110,450
Unrealized loss	(2,338,971)	(2,527,755)	(331,125)	(39,536)	(40,843)
Net unrealized gain (loss)	$(1,454,790)	$(1,289,246)	$2,003,248	$3,053,242	$4,069,607

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

Leverage

Our debt-to-equity ratio at September 30, 2013 (including loan participation sold and mortgages payable which are non-recourse to us) and December 31, 2012 was 5.4:1 and 6.5:1, respectively. We generally expect to maintain a ratio of debt-to-equity of less than 12:1. The ratio varies from time to time based upon various factors, including our management’s opinion of the level of risk of our assets and liabilities, our liquidity position, our level of unused borrowing capacity, the availability of credit, over-collateralization levels required by lenders when we pledge assets to secure borrowings and our assessment of domestic and international market conditions. Our debt-to-equity ratios have been below our historical average ratios since the credit crisis of 2008. We believe that it is prudent to maintain our existing debt-to-equity ratio because there continues to be volatility in the mortgage and credit markets.

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

Our capital ratio, which represents our ratio of stockholders’ equity to total assets, was 13.9% and 11.9% at September 30, 2013 and December 31, 2012,  respectively. Our net capital ratio was 14.8% and 12.3% at September 30, 2013 and December 31, 2012, respectively. Our net capital ratio represents our ratio of stockholders’ equity to total assets, adjusted to reflect net balances of U.S. Treasury securities and U.S. Treasury securities sold, not yet purchased, reverse repurchase agreements and repurchase agreements, and securities borrowed and securities loaned.

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

Risk Management

We are subject to various risks in the normal conduct of our business. Accordingly, we maintain an active risk management practice utilizing a series of tools to measure, monitor and control risk.

We continually review our asset/liability management strategy with respect to interest rate risk, mortgage prepayment risk, credit risk and the related issues of capital adequacy and liquidity. Our goal is to provide attractive risk-adjusted returns to our stockholders, while maintaining what we believe is a strong balance sheet.

We attempt to mitigate the potential impact on net income of periodic and lifetime coupon adjustment restrictions in our portfolio of Agency mortgage-backed securities and Agency debentures primarily by entering into interest rate swaps. At September 30, 2013, we had entered into swap agreements with a total notional amount of $52.2 billion. We agreed to pay a weighted average pay rate of 2.06% and receive a floating rate based on LIBOR.  At December 31, 2012, we had entered into swap agreements with a total notional amount of $46.9 billion. We agreed to pay a weighted average pay rate of 2.21% and receive a floating rate based on LIBOR. The weighted average pay rate declined by 0.15% from December 31, 2012 to September 30, 2013. The decline was the direct result of interest rate swaps maturing or being terminated with higher pay rates being replaced with interest rate swaps with lower pay rates. We have and may continue to enter into similar derivative transactions in the future by entering into swaptions, Treasury futures, interest rate collars, caps or floors or purchasing interest only securities. Changes in interest rates may also affect the rate of mortgage principal prepayments and, as a result, prepayments on mortgage-backed securities.  We seek to mitigate the effect of changes in the mortgage principal repayment rate by balancing assets we purchase at a premium with assets we purchase at a discount.  To date, the aggregate premium exceeds the aggregate discount on our mortgage-backed securities.  As a result, prepayments, which result in the amortization of unamortized premiums, will reduce our net income compared to what net income would be absent such prepayments.

The following table summarizes certain characteristics of our interest rate swaps as of September 30, 2013.

Maturity of Interest Rate Swaps
(dollars in thousands)
Maturity	Current Notional	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
0 - 3 years	$24,208,000	1.83%	0.20%	2.19
3 - 6 years	11,427,340	1.84%	0.21%	4.30
6 - 10 years	13,327,250	2.31%	0.25%	7.54
Greater than 10 years	3,190,000	3.66%	0.20%	21.03
Total / Weighted Average	$52,152,590	2.06%	0.21%	5.17

The following table summarizes certain characteristics of the Company’s interest rate swaptions at September 30, 2013:

Current Underlying Notional	Weighted Average Underlying Pay Rate	Weighted Average Underlying Receive Rate	Weighted Average Underlying Years to Maturity	Weighted Average Months to Expiration

(dollars in thousands)
$6,800,000	3.02%	3M LIBOR	9.02	3.42

Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices.  The primary market risk to which we are exposed is interest rate risk, which is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control.  Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on Interest Earning Assets and the interest expense incurred in connection with our Interest Bearing Liabilities, by affecting the spread between our Interest Earning Assets and Interest Bearing Liabilities.  Changes in the level of interest rates also can affect the value of our Agency mortgage-backed securities and our ability to realize gains from the sale of these assets.  We may utilize a variety of financial instruments, including interest rate swaps, swaptions, caps, floors, futures, interest-only securities and other interest rate exchange traded contracts, in order to limit the effects of changes in interest rates on our operations.  The Company may also purchase or sell TBA derivatives, purchase or write put or call options on TBA securities or invest in other types of mortgage derivative securities. When we use these types of derivatives to hedge the risk of Interest Earning Assets or Interest Bearing Liabilities, we may be subject to certain risks, including the risk that losses on a hedge position will reduce the funds available for closing positions with our counterparties and that the losses may exceed the amount we invested in the instruments.

The profitability and the value of our portfolio (including interest rate swaps and other hedging transactions) may be adversely affected during any period as a result of changing interest rates.  The following table quantifies the potential changes in economic net interest income and portfolio value given a 75 basis point parallel interest rate shock in 25 basis point intervals.  All changes in income and value are measured as percentage changes from the projected net interest income and portfolio value using the September 30, 2013 level of interest rates. This scenario analysis includes various assumptions regarding levels of prepayments, expectations regarding the volatility of future interest rates, the amount of leverage we employ, reinvestment rates on principal received during the course of the year, Agency mortgage-backed securities spreads to U.S. Treasury securities and interest rate swaps, as well as our yields to funding spreads. As a result, actual results could differ significantly from these estimates.

Change in Interest Rate	Projected Percentage Change in Economic Net Interest Income(1)	Projected Percentage Change in Portfolio Value, with Effect of Interest Rate Swaps and Other Hedging Transactions (2)

-75 Basis Points	(26.7%)	0.3%
-50 Basis Points	(19.0%)	0.2%
-25 Basis Points	(10.3%)	0.2%
Base Interest Rate	-	-
+25 Basis Points	6.8%	(0.3%)
+50 Basis Points	13.4%	(0.6%)
+75 Basis Points	19.2%	(1.0%)
(1)  Change in annual economic net interest income. Includes interest expense on interest rate swaps.
(2)  Projected Percentage Change in Portfolio Value is based on instantaneous moves in interest rates.

            Methods for evaluating interest rate risk include an analysis of our interest rate sensitivity "gap" and measurement of duration and convexity. The gap is the difference between Interest Earning Assets and Interest Bearing Liabilities maturing or re-pricing within a given time period.  A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities.  A gap is considered negative when the amount of interest-rate sensitive liabilities exceeds interest-rate sensitive assets.  During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income.  During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to affect net interest income adversely. Because different types of assets and liabilities with the same or similar maturities may react differently to changes in overall market rates or conditions, changes in interest rates may affect net interest income positively or negatively even if an institution were perfectly matched in each maturity category.

       The following table sets forth the estimated interest rate sensitivity of our Interest Earning Assets and Interest Bearing Liabilities at September 30, 2013. The amount of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except adjustable-rate loans and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature. The amount of repurchase agreements has been adjusted to include the effects of interest rate swaps, which effectively lock in our financing costs for a longer term. The interest rate sensitivity of our assets and liabilities in the table could vary substantially based on actual prepayment experience.

	Within 3 Months	3 to 12 Months	More than 1 Year to 3 Years	3 Years and Over	Total
	(dollars in thousands)
Rate Sensitive Assets:
Cash and cash equivalents	$1,122,722	$-	$-	$-	$1,122,722
Reverse repurchase agreements	31,074	-	-	-	31,074
Securities borrowed	3,439,954	-	-	-	3,439,954
U.S. Treasury securities	-	-	380,134	2,079,483	2,459,617
Agency mortgage-backed securities (principal)	591,938	1,621,691	449,371	73,723,788	76,386,788
Agency debentures (principal)	-	-	1,119,950	2,240,799	3,360,749
Corporate debt (principal)	76,554	-	-	-	76,554
Commercial real estate mortgages, loans and preferred equity interests held for investment (principal)	12,973	-	436,038	780,286	1,229,297
Total Rate Sensitive Assets	5,275,215	1,621,691	2,385,493	78,824,356	88,106,755

Rate Sensitive Liabilities:
Repurchase agreements, with the effect of interest rate swaps	(9,065,586)	16,828,505	30,372,880	31,075,510	69,211,309
U.S. Treasury securities	-	-	862,692	1,540,832	2,403,524
Securities loaned	3,299,090	-	-	-	3,299,090
Convertible Senior Notes (principal)	-	-	857,541	-	857,541
Participation sold (principal)	-	-	-	14,164	14,164
Total Rate Sensitive Liabilities	(5,766,496)	16,828,505	32,093,113	32,630,506	75,785,628

Interest rate sensitivity gap	$11,041,711	$(15,206,814)	$(29,707,620)	$46,193,850	$12,321,127

Cumulative interest rate sensitivity gap	$11,041,711	$(4,165,103)	$(33,872,723)	$12,321,127

Cumulative interest rate sensitivity gap as a percentage of total rate-sensitive assets	13%	(5%)	(38%)	14%

Duration is a measure of the change in price of a fixed income security given a change in interest rates. Convexity is a second approximation of expected price change given a change in market interest rates. Mortgage-backed securities generally have negative convexity, generally meaning that the value of the security will rise less following a decline in interest rates than the value will fall following an increase in interest rates. We employ various financial models to measure the duration and convexity of our portfolio and utilize the outputs of such models in our management of interest rate risk.

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

            Prepayment Risk

Mortgage obligors have the right to prepay their loans prior to their contractual maturity, which may impact the assumed prepayment speeds and cash flows of Agency mortgage-backed securities. In cases whereby prepayments are due to lower interest rates presenting opportunities for obligors to refinance their loans at lower rates, we may encounter the reduction in assets carrying higher yields that can only be replaced with assets carrying a lower yield. Should actual prepayments differ from our estimated prepayments, adjustments to the amortization or accretion of premiums and discounts may be required that would impact future income. In addition, variations in prepayment speeds due to changes in market interest rates cause variations in the cash flows of Agency mortgage-backed securities thereby increasing the difficulty to hedge interest rate risk.

            Basis Risk

We seek to limit our interest rate risk by hedging portions of our portfolio through interest rate swaps and other types of hedging instruments. Interest rate swaps are generally tied to underlying Treasury benchmark interest rates. Basis risk relates to the risk of the spread between our mortgage-backed securities and underlying hedges widening. Such a widening may cause a decline in the fair value of our mortgage-backed securities that is greater than the increase in fair value of our hedges resulting in a net decline in book value. The widening of mortgage-backed securities yields and Treasury benchmark interest rates may result from a variety of factors such as anticipated or actual monetary policy actions or other market factors.

            Counterparty Risk

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

We also use interest rate swaps and other derivative instruments to manage our interest rate risks.  Under these swap and clearing agreements, we pledge Agency mortgage-backed securities and cash as collateral as part of a margin arrangement for interest rate swaps and other derivative instruments.  If a counterparty were to default on its obligation, we would be exposed to a loss to a swap counterparty or clearing member to the extent that the amount of our Agency mortgage-backed securities or cash pledged exceeded the unrealized loss on the associated swaps and we were not able to recover the excess collateral.

Over recent years, several large European financial institutions have experienced financial difficulty and have been either rescued by government assistance or by other large European banks or institutions.  Some of these financial institutions or their U.S. subsidiaries have provided us financing under repurchase agreements or we have entered into interest rate swaps with such institutions.  We have entered into repurchase agreements and/or interest rate swaps with 11 financial institution counterparties that are either domiciled in Europe or a U.S.-based subsidiary of a European domiciled financial institution. The following table summarizes our exposure to such counterparties as of September 30, 2013.

Country	Number of Counterparties	Repurchase Agreement Financing	Interest Rate Swaps at Fair Value	Exposure(1)	Exposure as a Percentage of Total Assets
	(dollars in thousands)
France	3	$3,025,345	$(89,457)	$192,795	0.21%
Germany	1	823,786	(90,308)	55,825	0.06%
Netherlands	2	2,883,769	21,744	196,427	0.21%
Scotland	1	193,288	-	12,565	0.01%
Switzerland	2	2,702,045	(140,906)	182,127	0.19%
England	2	8,330,975	(15,696)	409,520	0.44%
Total	11	$17,959,208	$(314,623)	$1,049,259	1.12%

(1)  Represents the amount of cash and/or securities pledged as collateral to each counterparty less the aggregate of repurchase agreement financing and unrealized loss on interest rate swaps for each counterparty.

At September 30, 2013, we did not use credit default swaps or other forms of credit protection to hedge the exposures summarized in the table above.

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

Credit Risk

We are subject to credit risk on commercial real estate debt and preferred equity investments.  We may not receive the full amount of interest, principal and/or return on an investment due to the inability of the property underlying the investment to generate sufficient cash flow to support the contractual payments and the inability of a sponsor guaranteeing the loan to meet its obligations.  We generally face more credit risk on commercial investments where we hold a subordinate or equity position.  To mitigate these risks, we assess the financial condition of the underlying property and the sponsor before making the investment, and we periodically review the credit profile throughout the term of the investment. We only originate and/or purchase commercial investments that meet our comprehensive underwriting process and credit standards, which include an analysis of an underlying property’s historical, current and projected performance, property valuation and condition, economic trends, on both a macroeconomic level as well as those directly affecting the property and the supply and demand of competing projects in the sub-market in which the subject property is located. We also evaluate the underlying borrower’s and sponsor’s creditworthiness and ability to effectively own, manage and operate the property.

Once a commercial investment is made, our ongoing surveillance process includes regular review, analysis and oversight of investments by our third-party servicers and us based on quantitative and qualitative analysis of the underlying property, market and borrower risks.  The surveillance process includes periodic monitoring, analysis and reporting of property performance and sub-market conditions, and also take into account other factors we deem material.

ITEM 3.     Quantitative and Qualitative Disclosures About Market Risk

             Quantitative and qualitative disclosures about market risk are contained within the section titled “Risk Management” of Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2.      Unregistered Sales of Equity Securities and Use of Proceeds

On October 16, 2012 we announced that our Board of Directors authorized the repurchase of up to $1.5 billion of our outstanding common shares over a 12 month period. There were also no purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended), of our common stock during the quarter ended September 30, 2013. At September 30, 2013, the maximum dollar value of shares that may yet be purchased under this plan was $1.1 billion.

ITEM 6.      Exhibits

Exhibits:

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

Exhibit Number	Exhibit Description
3.1
Articles of Amendment and Restatement of the Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-32913) filed on August 5, 1997).

3.2
Articles of Amendment of the Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-3 (Registration Statement 333-74618) filed on September 12, 2002).

3.3	Articles of Amendment of the Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed on August 3, 2006).
3.4	Articles of Amendment of the Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.4 of the Registrant's Quarterly Report on Form 10-Q filed on May 7, 2008).
3.5	Articles of Amendment of the Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed on September 23, 2011).
3.6
Form of Articles Supplementary designating the Registrant’s 7.875% Series A Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form 8-A filed on April 1, 2004).

3.7
Articles Supplementary of the Registrant’s designating an additional 2,750,000 shares of the Company’s 7.875% Series A Cumulative Redeemable Preferred Stock, as filed with the State Department of Assessments and Taxation of Maryland on October 15, 2004 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on October 4, 2004).

3.8
Articles Supplementary designating the Registrant’s 6% Series B Cumulative Convertible Preferred Stock, liquidation preference $25.00 per share (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 10, 2006).

3.9
Articles Supplementary designating the Registrant’s 7.625% Series C Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 16, 2012).

3.10
Articles Supplementary designating the Registrant’s 7.50% Series D Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on September 13, 2012).

3.11	Amended and Restated Bylaws of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 22, 2011).
3.12	Amendment to the Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.12 to the Registrant’s Quarterly Report on Form 10-Q filed on August 8, 2013).
4.1
Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-32913) filed on September 17, 1997).

4.2	Specimen Preferred Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-74618) filed on December 5, 2001).
4.3	Specimen Series A Preferred Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement on Form 8-A filed on April 1, 2004).
4.4	Specimen Series B Preferred Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 10, 2006).

4.5	Specimen Series C Preferred Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on May 16, 2012).
4.6	Specimen Series D Preferred Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on September 13, 2012).
4.7
Indenture, dated as of February 12, 2010, between the Registrant and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on February 12, 2010).

4.8
Supplemental Indenture, dated as of February 12, 2010, between the Registrant and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed on February 12, 2010).

4.9	Form of 4.00% Convertible Senior Note due 2015 (included in Exhibit 4.6).
4.10
Second Supplemental Indenture, dated as of May 14, 2012, between the Registrant and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed on May 14, 2012).

4.11	Form of 5.00% Convertible Senior Note due 2015 (included in Exhibit 4.10).
10.1
Management Agreement, effective as of July 1, 2013, by and between the Company and the Manager (incorporated by reference from to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 2, 2013).

10.2
Termination Agreement, effective as of July 1, 2013, by and between the Company and Wellington J. Denahan, with respect to the Amended and Restated Employment Agreement, dated as of February 25, 2008, between the Company and Wellington J. Denahan (incorporated by reference from to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 2, 2013).

10.3
Termination Agreement, effective as of July 1, 2013, by and between the Company and Kevin G. Keyes, with respect to the Employment Agreement, dated July 1, 2010, between the Company and Kevin G. Keyes (incorporated by reference from to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on July 2, 2013).

10.4
Termination Agreement, effective as of July 1, 2013, by and between the Company and Kathryn F. Fagan, with respect to the Amended and Restated Employment Agreement, effective as of June 4, 2004, between the Company and Kathryn F. Fagan (incorporated by reference from to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on July 2, 2013).

10.5
Termination Agreement, effective as of July 1, 2013, by and between the Company and James P. Fortescue, with respect to the Employment Agreement, effective as of June 4, 2004, between the Company and James P. Fortescue (incorporated by reference from to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on July 2, 2013).

10.6
Termination Agreement, effective as of July 1, 2013, by and between the Company and Kristopher R. Konrad, with respect to the Employment Agreement, effective as of June 4, 2004, between the Company and Kristopher R. Konrad (incorporated by reference from to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on July 2, 2013).

10.7
Termination Agreement, effective as of July 1, 2013, by and between the Company and Rose-Marie Lyght, with respect to the Amended and Restated Employment Agreement, dated as of April 21, 2006, between the Company and Rose-Marie Lyght (incorporated by reference from to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on July 2, 2013).

10.8
Termination Agreement, effective as of July 1, 2013, by and between the Company and R. Nicholas Singh, with respect to the Amended and Restated Employment Agreement, dated January 23, 2006, between the Company and R. Nicholas Singh (incorporated by reference from to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed on July 2, 2013).

31.1	Certification of Wellington J. Denahan, Chairman and Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2
Certification of Glenn A. Votek, Chief Financial Officer (Principal Financial Officer) of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Wellington J. Denahan, Chairman and Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Glenn A. Votek, Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS XBRL	Instance Document*
Exhibit 101.SCH XBRL	Taxonomy Extension Schema Document*
Exhibit 101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document*
Exhibit 101.DEF XBRL	Additional Taxonomy Extension Definition Linkbase Document Created*
Exhibit 101.LAB XBRL	Taxonomy Extension Label Linkbase Document*
Exhibit 101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document*

*  Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition at September 30, 2013 (Unaudited) and December 31, 2012 (Derived from the audited Consolidated Statement of Financial Condition at December 31, 2012); (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited) for the quarters and nine months ended September 30, 2013 and 2012; (iii) Consolidated Statement of Stockholders' Equity (Unaudited) for the nine months ended September 30, 2013 and 2012; (iv) Consolidated Statements of Cash Flows (Unaudited) for the quarters and nine months ended September 30, 2013 and 2012; and (v) Notes to Consolidated Financial Statements (Unaudited).  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, State of New York.

ANNALY CAPITAL MANAGEMENT, INC.

Dated: November 7, 2013	By: /s/ Wellington J. Denahan
Wellington J. Denahan
(Chief Executive Officer, and authorized officer of registrant)

Dated: November 7, 2013	By: /s/ Glenn A. Votek
Glenn A. Votek
(Chief Financial Officer and principal financial officer of the registrant)