Form 10-K
period 2013-12-31
ANNALY CAPITAL MANAGEMENT INC
filed 2014-02-27
CIK 1043219

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED:  DECEMBER 31, 2013

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

None.

Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑    No ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.        Yes ☐    No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Large accelerated filer ☑    Accelerated filer ☐    Non-accelerated filer ☐   Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

At June 30, 2013, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $11.9 billion.

The number of shares of the Registrant’s Common Stock outstanding on February 10, 2014 was 947,463,924.

Documents Incorporated by Reference

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2013.  Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

ANNALY CAPITAL MANAGEMENT, INC.
2013 FORM 10-K ANNUAL REPORT
TABLE OF CONTENTS

PART I

i

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Business

PART I

ITEM 1.     BUSINESS

Annaly,” “we,” “us,” or “our” refers to Annaly Capital Management, Inc. and all entities owned by us, except where it is made clear that the term means only the parent company.	Refer to the Glossary of Terms for definitions of certain of the commonly used terms in this annual report on Form 10-K.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Business

Business Overview

We are a leading mortgage real estate investment trust (or REIT) that is externally managed by Annaly Management Company LLC (or Manager). Our common stock is listed on the New York Stock Exchange under the ticker symbol “NLY”. Since our founding in 1997, we have strived to generate net income for distribution to our stockholders through the prudent selection and management of our investments. We own a portfolio of real estate related investments. We use our capital coupled with borrowed funds to invest in real estate related investments, earning the spread between the yield on our assets and the cost of our borrowings.

Our business operations are primarily comprised of the following:

Annaly, the parent company	Invests primarily in various types of Agency mortgage-backed securities and related derivatives to hedge these investments.
Annaly Commercial Real Estate Group, Inc. (or ACREG) (formerly known as CreXus Investment Corp.)
Wholly-owned subsidiary that was acquired during the second quarter of 2013 and specializes in acquiring, financing and managing commercial mortgage loans and other commercial real estate debt, commercial mortgage-backed securities and other commercial real estate-related assets.

RCap Securities, Inc. (or RCap)	Wholly-owned subsidiary that operates as a broker-dealer, and is a member of the Financial Industry Regulatory Authority (or FINRA).
Fixed Income Discount Advisory Company (or FIDAC)	Wholly-owned subsidiary that manages an affiliated REIT for which it earns fee income.
Annaly Middle Market Lending LLC (or MML)	Wholly-owned subsidiary that engages in corporate middle market lending transactions.
Shannon Funding LLC (or Shannon)	Wholly-owned subsidiary that acquires residential mortgage loans and provides warehouse financing to residential mortgage originators in the United States.

We believe that our business objectives are supported by our size and conservative financial posture, the extensive experience of our Manager’s employees, a comprehensive risk management approach, the availability and diversification of financing sources, our corporate structure and our cost efficiencies.

Investment Strategy

We own a portfolio of real estate related investments, including mortgage pass-through certificates, CMOs, Agency callable debentures, other securities representing interests in or obligations backed by pools of mortgage loans, commercial real estate

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Business

assets and corporate debt. Our principal business objective is to generate net income for distribution to our stockholders from our investments. Under our investment policy, at least 75% of our total assets are comprised of high-quality mortgage-backed securities and short-term investments. High quality securities are:

● rated within one of the two highest rating categories by at least one of the nationally recognized rating agencies;

● unrated but are guaranteed by the United States government or by an agency of the United States government; or

● unrated but we determine them to be of comparable quality to high-quality rated mortgage-backed securities.

The remainder of our assets may generally consist of other qualified REIT real estate assets. In addition, we may directly or indirectly invest part of our assets in other types of securities, including, unrated debt and equity securities and derivative instruments, to the extent consistent with our REIT qualification requirements.

We may acquire Agency mortgage-backed securities backed by single-family residential mortgage loans as well as securities backed by loans on multi-family, commercial or other real estate related properties. As part of our current diversification strategy, we may allocate up to 25% of our stockholders’ equity to real estate assets other than Agency mortgage-backed securities.

We maintain a firm-wide risk appetite statement which defines the level and types of risk that we are willing to take in order to achieve our business objectives and reflects our risk management philosophy. Fundamentally, we will only engage in risk activities that are expected to enhance value for our stockholders based on our core expertise. Our activities focus on capital preservation and income generation through proactive portfolio management, supported by a conservative liquidity and leverage posture.

Our risk appetite statement asserts the following key risk parameters to guide our investment management activities:

Portfolio composition
We will maintain a high quality asset portfolio with (1) at least 75% of the portfolio to be high quality mortgage-backed securities and short term investments (equivalency rating of AA+ or better) and (2) an aggregate weighted average equivalency rating of single “A” or better.

Leverage	We will operate at a debt-to-equity ratio no greater than 12:1.
Capital buffer
We will maintain an excess capital buffer, of which at least 25% will be invested in AAA rated mortgage-backed securities (or assets of similar or better liquidity characteristics), to meet the liquidity needs of the firm.

Interest rate risk	We will manage interest rate risk to protect the portfolio from adverse rate movements.
Hedging	We will use swaps and other derivatives to hedge market risk, targeting both income and capital preservation.
Capital preservation	We will seek to protect our capital base through disciplined risk management practices.
Compliance	We will comply with regulatory requirements needed to maintain our REIT status and our exemption from registration under the Investment Company Act of 1940, as amended (or Investment Company Act).

Our board of directors has reviewed and approved the investment and operating policies and strategies established by our Manager and set forth in this Form 10-K. The board of directors has the power to modify or waive these policies and strategies without the consent of the stockholders to the extent that the board of directors determines that the modification or waiver is in the best interests of our stockholders. Among other factors, developments in the market which affect our policies and strategies or which change our assessment of the market may cause our board of directors to revise our policies and strategies.

We may seek to expand our capital base in order to further increase our ability to acquire new and different types of assets when the potential returns from new investments appear attractive relative to the targeted risk-adjusted returns. We may in the future acquire assets by offering our debt or equity securities in exchange for the assets.

Target Assets

Within the confines of the risk appetite statement, we seek to generate the highest risk-adjusted returns on capital invested, after consideration of the following:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Business

● The amount, nature and variability of anticipated cash flows from the asset across a variety of interest rate, yield spread, financing cost, credit loss and prepayment scenarios;

● The liquidity of the asset;

● The ability to pledge the asset to secure collateralized borrowings;

● When applicable, the credit of the underlying borrower;

● The costs of financing, hedging and managing the asset;

● The impact of the asset to our REIT compliance and our exemption from the Investment Company Act; and

● The capital requirements associated with the purchase and financing of the asset.

We target the purchase and sale of the following assets as part of our investment strategy. Our targeted assets and asset acquisition strategy may change over time as market conditions change and as our business evolves.

Targeted Asset Class	Description
Agency mortgage-backed securities
Our primary investments consist of Agency pass-through certificates, CMOs issued or guaranteed by Freddie Mac, Fannie Mae or Ginnie Mae, interest-only securities and inverse floaters. These securities are backed by single-family or multi-family residences with loans typically ranging from 15 to 40 years and may have fixed or floating coupons.

To-be-announced forward contracts (or TBAs)
We purchase and sell TBAs which are forward contracts for Agency mortgage-backed securities. These have specified principal and interest terms and specify certain types of collateral, but the particular Agency mortgage-backed securities to be delivered are not identified until shortly before the TBA settlement date.

Agency debentures	We invest in debt issued by Freddie Mac, Fannie Mae or the Federal Home Loan Banks. These debentures are not backed by collateral, but by the creditworthiness of the issuer.
Commercial real estate
Through our subsidiary ACREG, we originate and acquire commercial real estate debt including commercial mortgage loans, commercial mortgage-backed securities, B-notes, mezzanine loans, preferred equity and other commercial real estate-related debt investments. We also invest in commercial real estate property directly or as a result of a loan workout and the exercise of our remedies under the mortgage documents.

Other mortgage related investments
On a limited basis we may invest in other mortgage related investments including: investments in individual residential loans, pools of loans, single-family and multi-family privately-issued certificates that are not issued by one of the Agencies.

Corporate debt	Through our subsidiary MML, we invest a small percentage of our assets directly in the ownership of corporate loans for middle market companies.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Business

We generally hold assets we acquire until maturity. We believe that future interest rates and mortgage prepayment rates are very difficult to predict. Therefore, we seek to acquire assets which we believe will provide attractive returns over a broad range of interest rate and prepayment scenarios.
Our Portfolio Our portfolio composition as of December 31, 2013 and 2012 was as follows:

Asset Portfolio (using balance sheet values)
Category	2013	2012
Agency mortgage-backed securities(1)	93.7%	97.5%
Agency debentures	4.0%	2.4%
Commercial real estate debt and equity	2.1%	0.0%
Other mortgage-backed securities	0.0%	0.0%
Corporate debt, held for investment	0.2%	0.1%

(1) Includes TBAs held for delivery.

Capital Structure

Our capital structure is designed to offer an efficient compliment of funding sources to generate positive risk-adjusted returns for our stockholders while maintaining appropriate liquidity to support our business and meet our financial obligations under periods of market stress. We utilize a mix of debt and equity funding.  Debt funding may include the use of repurchase agreements, loans, securitizations, participations sold, lines of credit, asset backed commercial paper conduits, corporate bond issuance, or other liabilities.  Equity capital primarily consists of common and preferred stock.

We finance our Agency mortgage-backed securities with repurchase agreements.  We enter into repurchase agreements primarily with national broker-dealers, commercial banks and other lenders that typically offer this type of financing. We enter into collateralized borrowings with financial institutions meeting internal credit standards and we monitor the financial condition of these institutions on a regular basis. We seek to diversify our exposure and limit concentrations by entering into repurchase agreements with multiple counterparties. At December 31, 2013, we had $61.8 billion of repurchase agreements outstanding.

Our borrowings pursuant to repurchase transactions have maturities that range from overnight to greater than five years. While shorter term agreements generally have lower interest rates, they increase liquidity risk. To reduce our liquidity risk we maintain a laddered approach to our repurchase agreements and a conservative weighted average days to maturity. As of December 31, 2013, the weighted average days to maturity was 204 days.

Equity capital is made up primarily of common stock.  It also consists of preferred stock and may in the future include the use of other equity capital issuance.

We generally expect to maintain a ratio of debt-to-equity of no greater than 12:1. This ratio varies from time to time based upon various factors, including our management’s opinion of the level of risk of our assets and liabilities, our liquidity position, our level of unused borrowing capacity, the availability of credit, over-collateralization levels required by lenders when we pledge assets to secure borrowings and our assessment of domestic and international market conditions. Since the financial crisis beginning in 2007, we have maintained a debt-to-equity ratio of below 8:1, which is generally lower than our debt-to-equity ratio had been prior to 2007. For purposes of calculating this ratio, our debt is equal to our repurchase agreements, convertible senior notes, loan participation sold and mortgages payable as presented on our Consolidated Statements of Financial Condition.

Our target debt-to-equity ratio is determined under our capital management policy. Should our actual debt-to-equity ratio increase above the target level due to asset acquisition or market value fluctuations in assets, we would cease to acquire new assets. Our management would, at that time, present a plan to our board of directors to return to our target debt-to-equity ratio.

The following table presents our debt-to-equity, capital and net capital ratios at December 31, 2013 and 2012.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Business

	2013	2012
Debt-to-equity ratio	5.0:1	6.5:1
Capital ratio	15.1%	11.9%
Net capital ratio	15.9%	12.3%

Risk Management

Risk is a natural element of the business and related activities that we conduct. Effective risk management is of critical importance to the success of the firm. The objective of our risk management framework is to measure, monitor and manage the key risks to which we are subject. Our approach to risk management is comprehensive and has been designed to foster a holistic view of risk.  For a full discussion of our risk management process and policies please refer to the section titled “Risk Management” of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Management Agreement

At our annual stockholders’ meeting on May 23, 2013, our stockholders approved the entry by us into a management agreement, between us and our Manager and the externalization of our company’s management function effective as of July 1, 2013. Under the terms of the management agreement, the Manager is responsible for administering our business activities and day-to-day operations, subject to the supervision and oversight of our board. The Manager is supervised and directed by our board and is responsible for (i) the selection, purchase and sale of our investment portfolio; (ii) our financing and hedging activities; and (iii) providing us with management services. The Manager performs such other services and activities relating to our assets and operations as may be appropriate. In exchange for these services, the Manager receives a management fee paid monthly in arrears in an amount equal to one-twelfth of 1.05% of our stockholders’ equity (as defined in the management agreement).

Effective July 1, 2013, a majority of our employees were terminated by us and were hired by the Manager.  We have a limited number of employees following the externalization of management, all of whom are employees of our subsidiaries for regulatory or corporate efficiency reasons. All compensation expenses associated with such retained employees reduce the management fee. We pay directly, or reimburse the Manager, for all of our expenses and all the Manager’s documented expenses incurred on our behalf, other than compensation and benefits related to any and all personnel of the Manager and costs of certain insurance with respect to such personnel.

The management agreement provides that the Manager is prohibited from managing, operating, joining, controlling, participating in, or advising any real estate investment trust whose principal business strategy is based on or engaged in the trading, sales or management of mortgage-backed securities in any geographical region in which we engage in such business.
The management agreement may be amended or modified by agreement between us and the Manager. The initial term of the management agreement expires on December 31, 2014 and will be automatically renewed for a one year term each anniversary date thereafter unless previously terminated as described below. There is no termination fee for a termination of the management agreement by either us or the Manager.

Two-thirds of our independent directors or the holders of a majority of the outstanding shares of common stock may terminate the management agreement for any or no reason, at any time upon one hundred eighty (180) days prior written notice. The Manager may also terminate the management agreement upon one hundred eighty (180) days prior written notice.

We may terminate the management agreement effective immediately upon written notice from us to the Manager for cause. These events include fraud, embezzlement, gross negligence, material breach of the management agreement not cured within a specified time period and the Manager’s bankruptcy or dissolution. In addition, the management agreement provides for automatic termination upon a sale of the Manager without the prior consent of the independent members of our board of directors.

The Manager may terminate the management agreement effective immediately upon written notice in the event of a material breach of the management agreement by us that is not cured within a specified time period. The Manager may also terminate the management agreement in the event we become required to register as an “investment company” under the Investment Company Act, with such termination deemed to have occurred immediately prior to such event.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Business

Executive Officers Our executive officers are provided and compensated by our Manager. The following table sets forth certain information as of February 25, 2014 concerning our executive officers:

Name	Age	Title

Wellington J. Denahan	50	Chairman of the Board and Chief Executive Officer
Kevin G. Keyes	46	President and Director
Glenn A. Votek	55	Chief Financial Officer
James P. Fortescue	40	Chief Operating Officer
R. Nicholas Singh	55	Chief Legal Officer and Secretary
Rose-Marie Lyght	40	Co-Chief Investment Officer
Kristopher R. Konrad	39	Co-Chief Investment Officer

Wellington J. Denahan is Chairman of the Board and Chief Executive Officer of Annaly. Ms. Denahan was appointed Chairman of the Board and Chief Executive Officer of Annaly in November 2012. Previously, Ms. Denahan was appointed to serve as Co-Chief Executive Officer of Annaly in October 2012. Ms. Denahan was elected in December 1996 to serve as Vice Chairman of the Board. Ms. Denahan was Annaly’s Chief Operating Officer from January 2006 to October 2012 and Chief Investment Officer from 2000 to November 2012. She was a co-founder of Annaly. Ms. Denahan has a B.A. in Finance from Florida State University.  She currently chairs the mortgage REIT council at National Association of Real Estate Investment Trusts (NAREIT).

Kevin G. Keyes is President of Annaly and a member of the Board of Directors. Prior to being named to his current role, Mr. Keyes served as Chief Strategy Officer and Head of Capital Markets at Annaly. Mr. Keyes has over 20 years of Capital Markets and Investment Banking experience.  He joined Annaly in 2009 from Bank of America Merrill Lynch where he served in various senior management and business origination roles since 2005. Prior to that, Mr. Keyes also worked at Credit Suisse First Boston from 1997 until 2005 in various capital markets roles and Morgan Stanley Dean Witter from 1990 until 1997 in various investment banking positions.  Mr. Keyes has a B.A. in Economics and a B.S. in Business Administration (ALPA Program) from the University of Notre Dame.

Glenn A. Votek was appointed to serve as Chief Financial Officer of Annaly and FIDAC in August 2013.  Mr. Votek joined Annaly in May 2013 from CIT

Group where he was an Executive Vice President and Treasurer since 1999 and President of Consumer Finance since 2012. Prior to that, Mr. Votek worked at AT&T and its finance subsidiary from 1986 until 1999 in various financial management roles. Mr. Votek has a B.S. in Finance and Economics from the University of Arizona/Kean College and a M.B.A. in Finance from Rutgers University.

James P. Fortescue was appointed to serve as Chief Operating Officer of Annaly and FIDAC in October 2012. Mr. Fortescue was previously Chief of Staff, Head of Liabilities and Managing Director of Annaly.  Mr. Fortescue joined FIDAC in June of 1995.   Mr. Fortescue has been in charge of liability management for Annaly since its inception, and continues to oversee all financing activities for FIDAC.  Mr. Fortescue has a B.S. in Finance from Siena College.

R. Nicholas Singh is Chief Legal Officer and Secretary of Annaly and FIDAC.  Mr. Singh was employed by Annaly in February 2005.  From 2001 until he joined Annaly, he was a partner in the law firm of McKee Nelson LLP.  Mr. Singh has a B.A. from Carleton College, a M.A. from Columbia University and a J.D. from American University.

Rose-Marie Lyght was appointed to serve as Co-Chief Investment Officer of Annaly and FIDAC in November 2012.  Ms. Lyght was previously a Managing Director of Annaly and Chief Investment Officer of FIDAC.  She has been involved in the asset selection and financing for the investment vehicles managed by FIDAC.  Ms. Lyght was employed by Annaly in April 1999.  Ms. Lyght has a B.S. in Finance and a M.B.A. from Villanova University.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Business

Kristopher R. Konrad was appointed to serve as Co-Chief Investment Officer of Annaly and FIDAC in November 2012. Mr. Konrad was previously a Managing Director and Head Portfolio Manager of Annaly.  Mr. Konrad joined in October 1997 and became a Portfolio Manager for Annaly in December of 2000. Mr. Konrad has a B.S. in Business from Ithaca College and has attended the New York Institute of Finance for intensive mortgage-backed securities studies.

Employees

Effective July 1, 2013, all of Annaly’s employees were terminated by us and were hired by the Manager. However, a limited number of employees of our subsidiaries remain as employees of our subsidiaries for regulatory or corporate efficiency reasons. As of December 31, 2013, our subsidiaries employed 48 employees. All compensation expenses associated with the employees of our subsidiaries reduce the management fee.

Regulatory Requirements

We have elected and believe that we are organized and have operated in a manner that qualifies us to be taxed as a REIT under the Internal Revenue Code of 1986, as amended and regulations promulgated thereunder (or the Code). If we qualify for taxation as a REIT, we generally will not be subject to federal income tax on our taxable income that is distributed to our stockholders. Furthermore, substantially all of our assets, other than our taxable REIT subsidiaries, consist of qualified REIT real estate assets (of the type described in Section 856(c)(5) of the Code).

We regularly monitor our investments and the income from these investments and, to the extent we enter into hedging transactions, we monitor income from our hedging transactions as well, so as to ensure at all times that we maintain our qualification as a REIT and our exemption from registration under the Investment Company Act.

RCap is a member of FINRA and is subject to regulations of the securities business that include but are not limited to trade practices, use and safekeeping of funds and securities, capital structure, recordkeeping and conduct of directors, officers and employees. As a self-clearing, registered broker dealer, RCap is required to maintain minimum net capital by FINRA. RCap consistently operates with capital in excess of its regulatory capital requirements as defined by SEC Rule 15c3-1.

The financial services industry has been the subject of intense regulatory scrutiny in recent years. Financial institutions have been subject to increasing regulation and supervision in the U.S. In particular, the Dodd-Frank Act, which was enacted in July 2010, significantly altered the financial regulatory regime within which financial institutions operate. The implications of the Dodd-Frank Act for our business will depend to a large extent on the rules that will be adopted by the Federal Reserve Board, the FDIC, the Securities and Exchange Commission (or SEC), the Commodities and Futures Trading Commission (or CFTC) and other agencies to implement the legislation, as well as the development of market practices and structures under the regime established by the legislation and the implementation of the rules. Other reforms have been adopted or are being considered by other regulators and policy makers worldwide. We will continue to assess our business, risk management, and compliance practices to conform to developments in the regulatory environment.

Competition

We operate in a highly competitive environment. Our principal competition in the acquisition and holding of the types of assets we purchase are financial institutions such as banks, savings and loans, life insurance companies, institutional investors such as mutual funds and pension funds, other lenders, government entities and certain other mortgage REITs. Some of these entities may not be subject to the same regulatory constraints (i.e., REIT compliance or maintaining an exemption under the Investment Company Act) as us. Some of our competitors have greater financial resources and access to capital than we do. Our competitors, as well as additional competitors which may emerge in the future, may increase the competition for the acquisition of our target assets, which in turn may result in higher prices and lower yields on such assets.

Distributions

As a requirement for maintaining REIT status, we will distribute to stockholders aggregate dividends equaling at least 90% of our REIT taxable income for each taxable year. We may make additional returns of capital when the potential risk-adjusted returns from new investments fail to exceed our cost of capital. Subject to the limitations of applicable securities and state corporation laws, we can return capital by making purchases of our own capital stock or through payment of dividends.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Business

Available Information

Our website is www.annaly.com. We make available on this website under “Investor Relations - SEC Filings,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the SEC.

Also posted on our website, and available in print upon request of any stockholder to our Investor Relations Department, are charters for our Audit Committee, Risk Committee, Compensation Committee, and Nominating/Corporate Governance Committee, our Corporate Governance Guidelines and our Code of Business Conduct and Ethics governing our directors and officers as well as the employees of our subsidiaries and our Manager. Within the time period required by the SEC, we will post on our website any amendment to the Code of Business Conduct and Ethics and any waiver applicable to any executive officer, director or senior financial officer.

Our Investor Relations Department can be contacted at:

Annaly Capital Management, Inc.
1211 Avenue of the Americas, Suite 2902
New York, New York 10036
Attn: Investor Relations
Telephone: 888-8ANNALY
E-mail: investor@annaly.com.

The SEC also maintains a website that contains reports, proxy and information statements and other information we file with the SEC at www.sec.gov. Copies of these reports, proxy and information statements and other information may also be obtained, after paying a duplicating fee, by electronic request at publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549-0102. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Risk Factors

ITEM 1A.     RISK FACTORS

An investment in our stock involves a number of risks. Before making an investment decision, you should carefully consider all of the risks described in this Form 10-K. If any of the risks discussed in this Form 10-K actually occur, our business, financial condition and results of operations could be materially adversely affected. If this were to occur, the trading price of our stock could decline significantly and you may lose all or part of your investment. Readers should not consider any descriptions of these factors to be a complete set of all potential risks that could affect us.

Risks Related to Our Investing, Portfolio Management and Financing Activities

We may change our policies without stockholder approval.

Our Manager is authorized to follow very broad investment guidelines that may be amended from time to time. Our board of directors and management determine all of our significant policies, including our investment, financing and distribution policies. They may amend or revise these policies at any time without a vote of our stockholders. Policy changes could adversely affect our financial condition, results of operations, the market price of our common stock or our ability to pay dividends or distributions.

Our ongoing investment in new business strategies and new assets is inherently risky, and could disrupt our ongoing businesses.

To date our total assets have consisted primarily of Agency mortgage-backed securities and Agency debentures which carry an implied or actual “AAA” rating. Nevertheless, pursuant to our investment policy, we have the ability to acquire assets of lower credit quality.

While we remain committed to the Agency market, given the current environment, we believe it is prudent to diversify a portion of our investment portfolio.  We have begun investing in new business strategies and assets and expect to continue to do so in the future.  We currently may allocate up to 25% of our stockholders’

equity to real estate assets other than Agency mortgage-backed securities.  These other assets expose us to other sorts of risk, including credit risk.

Such endeavors may involve significant risks and uncertainties, including credit risk, diversion of management from current operations, expenses associated with these new investments, inadequate return of capital on our investments, and unidentified issues not discovered in our due diligence of such strategies and assets. Because these new ventures are inherently risky, no assurance can be given that such strategies will be successful and will not materially adversely affect our reputation, financial condition, and operating results.

Our strategy involves the use of leverage, which increases the risk that we may incur substantial losses.

We expect our leverage to vary with market conditions and our assessment of risk/return on investments. We incur this leverage by borrowing against a substantial portion of the market value of our assets. By incurring this leverage, we could enhance our returns. Nevertheless, leverage, which is fundamental to our investment strategy, also creates significant risks.

Because of our leverage, we may incur substantial losses if our borrowing costs increase. Our borrowing costs may increase for any of the following reasons:

● short-term interest rates increase;
● the market value of our investments decreases;

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Risk Factors

●  the "haircut" applied to our assets under the repurchase agreements we are party to increases;
●  interest rate volatility increases; or
●  the availability of financing in the market decreases.

Our leverage may cause margin calls and defaults and force us to sell assets under adverse market conditions.

Because of our leverage, a decline in the value of our interest earning assets may result in our lenders initiating margin calls.  A margin call means that the lender requires us to pledge additional collateral to re-establish the ratio of the value of the collateral to the amount of the borrowing. Our fixed-rate mortgage-backed securities generally are more susceptible to margin calls as increases in interest rates tend to more negatively affect the market value of fixed-rate securities.

If we are unable to satisfy margin calls, our lenders may foreclose on our collateral. This could force us to sell our interest earning assets under adverse market conditions. Additionally, in the event of our bankruptcy, our borrowings, which are generally made under repurchase agreements, may qualify for special treatment under the Bankruptcy Code. This special treatment would allow the lenders under these agreements to avoid the automatic stay provisions of the Bankruptcy Code and to liquidate the collateral under these agreements without delay.

We may exceed our target leverage ratios.

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

Failure to procure or renew funding on favorable terms, or at all, would adversely affect our results and financial condition.

One or more of our lenders could be unwilling or unable to provide us with financing. This could potentially increase our financing costs and reduce our liquidity. If one or more major market participants fails or otherwise experiences a major liquidity crisis it could negatively impact the marketability of all fixed income securities, including Agency mortgage-backed securities, and this could negatively impact the value of the securities we acquire, thus reducing our net book value. Furthermore, if any of our potential lenders or existing lenders is unwilling or unable to provide us with financing or if we are not able to renew or replace maturing borrowings, we could be forced to sell our assets at an inopportune time when prices are depressed.

Purchases and sales of Agency mortgage-backed securities by the Federal Reserve may adversely affect the price and return associated with Agency mortgage-backed securities.

On September 13, 2012, the Federal Reserve announced their third quantitative easing program, commonly known as QE3, and extended their guidance to keep the federal funds rate at “exceptional low levels” through at least mid-2015. QE3 entails large-scale purchases of Agency mortgage-backed securities at the pace of $40 billion per month in addition to the Federal Reserve's existing policy of reinvesting principal payments from its holdings of Agency mortgage-backed securities into new Agency mortgage-backed securities purchases. While we cannot predict the impact of this program or any future actions by the Federal Reserve on the prices and liquidity of Agency mortgage-backed securities, we expect that during periods in which the Federal Reserve purchases significant volumes of Agency mortgage-backed securities, yields on Agency mortgage-backed securities will be lower and refinancing volumes will be higher than would have been absent their large scale purchases. As a result, returns on Agency mortgage-backed securities may be adversely affected. There is also a risk that as the Federal Reserve reduces their purchases of Agency mortgage-backed securities or if they decide to sell some or all of their holdings of Agency mortgage-backed securities, the pricing of our Agency mortgage-backed securities portfolio may be adversely affected. On December 18, 2013, the Federal Reserve

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Risk Factors

announced that beginning in January 2014 it will add to its holdings of Agency mortgage-backed securities at a pace of $35 billion per month rather than $40 billion per month, and will add to its holdings of longer-term Treasury securities at a pace of $40 billion per month rather than $45 billion per month. On January 29, 2014, the Federal Reserve announced that beginning in February, it will add to its holdings of Agency mortgage-backed securities at a pace of $30 billion per month rather than $35 billion per month, and will add to its holdings of longer-term Treasury securities at a pace of $35 billion per month rather than $40 billion per month. These actions, commonly referred to as the “tapering” of the Federal Reserve’s purchase program, may adversely impact our book value.

New laws may be passed affecting the relationship between Fannie Mae and Freddie Mac, on the one hand, and the federal government, on the other, which could adversely affect the price of Agency mortgage-backed securities.

The interest and principal payments we expect to receive on the Agency mortgage-backed securities in which we invest will be guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. Principal and interest payments on Ginnie Mae certificates are directly guaranteed by the U.S. government. Principal and interest payments relating to the securities issued by Fannie Mae and Freddie Mac are only guaranteed by each respective Agency.

Since September 2008, there have been increased market concerns about the ability of Fannie Mae and Freddie Mac to withstand future credit losses associated with securities held in their investment portfolios, and on which they provide guarantees, without the direct support of the federal government. Fannie Mae and Freddie Mac were placed into the conservatorship of the Federal Housing Finance Agency, or FHFA, their federal regulator, pursuant to its powers under The Federal Housing Finance Regulatory Reform Act of 2008, a part of the Housing and Economic Recovery Act of 2008.

In addition to FHFA becoming the conservator of Fannie Mae and Freddie Mac, the U.S. Department of the Treasury has taken various actions intended to provide Fannie Mae and Freddie Mac with additional liquidity and ensure their financial stability.

Shortly after Fannie Mae and Freddie Mac were placed in federal conservatorship, the Secretary of the U.S. Treasury suggested that the guarantee payment structure of Fannie Mae and Freddie Mac should be re-examined. The future roles of Fannie Mae and Freddie Mac could be significantly reduced and the nature of their guarantees could be eliminated or considerably limited relative to historical measurements. The U.S. Treasury could also stop providing credit support to Fannie Mae and Freddie Mac in the future. Any changes to the nature of the guarantees provided by Fannie Mae and Freddie Mac could redefine what constitutes an Agency mortgage-backed security and could have broad adverse market implications. On June 25, 2013, a bipartisan group of U.S. Senators introduced a draft bill titled, “Housing Finance Reform and Taxpayer Protection Act of 2013,” which may serve as a catalyst for congressional discussion on the reform of Fannie Mae and Freddie Mac, to the U.S. Senate. Also, on July 11, 2013, members of the House Committee on Financial Services introduced a draft bill titled, “Protecting American Taxpayers and Homeowners Act” to the U.S. House of Representatives. Both bills call for the winding down of Fannie Mae and Freddie Mac and seek to increase the opportunities for private capital to participate in, and consequently bear the risk of loss in connection with, government-guaranteed mortgage-backed securities. If Fannie Mae or Freddie Mac were eliminated, or their structures were to change radically, we would not be able to acquire Agency mortgage-backed securities from these entities, which could adversely affect our business operations.

The U.S. Government's efforts to encourage refinancing of certain loans may affect prepayment rates for mortgage loans in mortgage-backed securities.

In addition to the increased pressure upon residential mortgage loan investors and servicers to engage in loss mitigation activities, the U.S. Government is pressing for refinancing of certain loans, and this action may affect prepayment rates for mortgage loans in Agency mortgage-backed securities. To the extent these and other economic stabilization or stimulus efforts are successful in increasing prepayment speeds for residential mortgage loans, such as those in Agency mortgage-backed securities, such efforts could potentially have a negative impact on our income and operating results, particularly in connection with loans or Agency mortgage-backed securities purchased at a premium or our interest-only securities.

Volatile market conditions for mortgages and mortgage-related assets as well as the broader financial markets can result in a significant contraction in liquidity for mortgages and mortgage-related assets, which may adversely affect the value of the assets in which we invest.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Risk Factors

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

For example, as a result of the financial market conditions beginning in the summer of  2007, many traditional mortgage investors suffered severe losses in their residential mortgage portfolios and several major market participants failed or have been impaired, resulting in a significant contraction in market liquidity for mortgage-related assets.  This illiquidity negatively affected both the terms and availability of financing for all mortgage-related assets.  Further increased volatility and deterioration in the markets for mortgages and mortgage-related assets as well as the broader financial markets may adversely affect the performance and market value of our Agency mortgage-backed securities.  If these conditions persist, institutions from which we seek financing for our investments may tighten their lending standards or become insolvent, which could make it more difficult for us to obtain financing on favorable terms or at all.  Our profitability and financial condition may be adversely affected if we are unable to obtain cost-effective financing for our investments.

We operate in a highly competitive market for investment opportunities and competition may limit our ability to acquire desirable investments in our target assets and could also affect the pricing of these securities.

We operate in a highly competitive market for investment opportunities.  Our profitability depends, in large part, on our ability to acquire our target assets at attractive prices. In acquiring our target assets, we will compete with a variety of institutional investors, including other REITs (as well as another REIT externally managed by our wholly owned subsidiary, FIDAC), specialty finance companies, public and private funds, government entities, commercial and investment banks, commercial finance and insurance companies and other financial institutions.  Many of our competitors are substantially larger and have considerably greater financial, technical, marketing and other resources than we do.  Several other REITs have recently raised, or are expected to raise, significant amounts of capital, and may have investment objectives that overlap with ours, which may create additional competition for investment opportunities.  Some competitors may have a lower cost of funds and access to funding sources that may not be available to us, such as funding from the U.S. Government.  Many of our competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exemption from the Investment Company Act.  In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us.  Furthermore, competition for investments in our target assets may lead to the price of such assets increasing, which may further limit our ability to generate desired returns.  We cannot provide assurance that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations.  Also, as a result of this competition, desirable investments in our target assets may be limited in the future and we may not be able to take advantage of attractive investment opportunities from time to time, as we can provide no assurance that we will be able to identify and make investments that are consistent with our investment objectives.

An increase in the interest payments on our borrowings relative to the interest we earn on our interest earning assets may adversely affect our profitability.

We earn money based upon the spread between the interest payments we earn on our interest earning assets and the interest payments we must make on our borrowings. If the interest payments on our borrowings increase relative to the interest we earn on our interest earning assets, our profitability may be adversely affected.

Differences in timing of interest rate adjustments on our interest earning assets and our borrowings may adversely affect our profitability.

We rely primarily on short-term borrowings to acquire interest earning assets with long-term maturities. Some of the interest earning assets we acquire are adjustable-rate interest earning assets.  This means that their interest rates may vary over time based upon changes in an objective index, such as:

●   LIBOR.  The interest rate that banks in London offer for deposits in London of U.S. dollars.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Risk Factors

●  Treasury Rate.  A monthly or weekly average yield of benchmark U.S. Treasury securities, as published by the Federal Reserve Board.

These indices generally reflect short-term interest rates.  The interest rates on our borrowings similarly vary with changes in an objective index.  Nevertheless, the interest rates on our borrowings generally adjust more frequently than the interest rates on our adjustable-rate interest earning assets, which are also typically subject to periodic and lifetime interest rate caps.  Accordingly, in a period of rising interest rates, we could experience a decrease in net income or a net loss because the interest rates on our borrowings adjust faster than the interest rates on our adjustable-rate interest earning assets.

An increase in interest rates may adversely affect the market value of our interest earning assets and, therefore, also our book value.

Increases in interest rates may negatively affect the market value of our interest earning assets because in a period of rising interest rates, the value of certain interest earning assets may fall and reduce our book value.  In addition, our fixed-rate interest earning assets are generally more negatively affected by increases in interest rates because in a period of rising rates, the coupon we earn on our fixed-rate interest earning assets would not change. Our book value would be reduced by the amount of decreases in the market value of our interest earning assets.

We may experience declines in the market value of our assets resulting in us recording impairments, which may have an adverse effect on our results of operations and financial condition.

A decline in the market value of our mortgage-backed securities or other assets may require us to recognize an “other-than-temporary” impairment (OTTI) against such assets under GAAP. When the fair value of our mortgage-backed securities is less than its amortized cost, the security is considered impaired. We assess our impaired securities on at least a quarterly basis and designate such impairments as either “temporary” or “other-than-temporary.” If we intend to sell an impaired security, or it is more likely than not that we will be required to sell the impaired security before its anticipated recovery, then we must recognize an other-than-temporary impairment through earnings equal to the entire difference between the mortgage-backed security’s amortized cost and its fair value at the balance sheet date. If we do not expect to sell an other-than-temporarily impaired security, only the portion of the other-than-temporary impairment related to credit losses is recognized through earnings with the remainder recognized as a component of other comprehensive income/(loss) on our balance sheet. Impairments we recognize through other comprehensive income/(loss) do not impact our earnings. Following the recognition of an other-than-temporary impairment through earnings, a new cost basis is established for the mortgage-backed security and may not be adjusted for subsequent recoveries in fair value through earnings. However, other-than-temporary impairments recognized through earnings may be accreted back to the amortized cost basis of the security on a prospective basis through interest income upon a subsequent recovery of expected cash flows. The determination as to whether an other-than-temporary impairment exists and, if so, the amount we consider other-than-temporarily impaired is subjective, as such determinations are based on both factual and subjective information available at the time of assessment. As a result, the timing and amount of other-than-temporary impairments constitute material estimates that are susceptible to significant change.

We are subject to reinvestment risk.

We also are subject to reinvestment risk as a result of changes in interest rates. Declines in interest rates are generally accompanied by increased prepayments of mortgage loans, which in turn results in a prepayment of the related mortgage-backed securities. An increase in prepayments could result in the reinvestment of the proceeds we receive from such prepayments into lower yielding assets.

An increase in prepayment rates may adversely affect our profitability.

The Agency mortgage-backed securities we acquire are backed by pools of mortgage loans.  We receive payments, generally, from the payments that are made on these underlying mortgage loans.  We often purchase mortgage-backed securities that have a higher coupon rate than the prevailing market interest rates.  In exchange for a higher coupon rate, we typically pay a premium over par value to acquire these mortgage-backed securities.  In accordance with U.S. generally accepted accounting principles (GAAP), we amortize the premiums on our mortgage-backed securities over the life of the related mortgage-backed securities.  If the mortgage loans securing these mortgage-backed securities prepay at a more rapid rate than anticipated, we will have to amortize our premiums on an accelerated basis that may adversely affect our profitability.  Defaults on mortgage loans underlying Agency mortgage-backed securities typically have the same effect as prepayments because of the underlying Agency guarantee

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Risk Factors

Prepayment rates generally increase when interest rates fall and decrease when interest rates rise, but changes in prepayment rates are difficult to predict.  Prepayment rates also may be affected by conditions in the housing and financial markets, general economic conditions and the relative interest rates on fixed-rate and adjustable-rate mortgage loans.

While we seek to minimize prepayment risk to the extent practical, in selecting investments we must balance prepayment risk against other risks and the potential returns of each investment.  No strategy can completely insulate us from prepayment risk.

The viability of other financial institutions could adversely affect us.

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different counterparties, and routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. Many of these transactions expose us to credit risk in the event of default of our counterparty or, in certain instances, our counterparty’s customers.  There is no assurance that any such losses would not materially and adversely impact our revenues, financial condition and earnings.

Our hedging strategies may be costly, and may not hedge our risks as intended.

Our policies permit us to enter into interest rate swaps, caps and floors, interest rate swaptions, Treasury futures and other derivative transactions to help us mitigate our interest rate and prepayment risks described above.  We have used interest rate swaps to provide a level of protection against interest rate risks as well as options to enter into interest rate swaps (commonly referred to as interest rate swaptions).  We may also purchase or sell to-be-announced forward contracts on Agency mortgage-backed securities (commonly referred to as TBAs) and specified Agency securities on a forward basis, purchase or write put or call options on TBA securities and invest in other types of mortgage derivatives, such as interest-only securities. No hedging strategy can protect us completely. Entering into interest rate hedging may fail to protect or could adversely affect us because, among other things: interest rate hedging can be expensive, particularly during periods of volatile interest rates. Available hedges may not correspond directly with the risk for which protection is sought; and the duration of the hedge may not match the duration of the related asset or liability.

Our use of derivatives may expose us to counterparty risks.

We enter into interest rate swap, swaption and cap agreements to hedge risks associated with movements in interest rates.  If a swap counterparty cannot perform under the terms of an interest rate swap, we would not receive payments due under that agreement, we may lose any unrealized gain associated with the interest rate swap, and the hedged liability would cease to be hedged by the interest rate swap.  We may also be at risk for any collateral we have pledged to secure our obligations under the interest rate swap if the counterparty becomes insolvent or files for bankruptcy.  Similarly, if a swaption or cap counterparty fails to perform under the terms of the agreement, in addition to not receiving payments due under that agreement that would offset our interest expense, we would also incur a loss for all remaining unamortized premium paid for that agreement.

The characteristics of hedging instruments present various concerns, including illiquidity, enforceability, and counterparty risks, which could adversely affect our business and results of operations.

From time to time, we enter into interest rate swap agreements to hedge risks associated with movements in interest rates. Entities entering into interest rate swap agreements are exposed to credit losses in the event of non-performance by counterparties to these transactions.

Effective October 12, 2012, the CFTC issued new rules regarding swaps under the authority granted to it pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act. Although the new rules do not directly affect the negotiations and terms of individual swap transactions between counterparties, they do require that by no later than September  9, 2013, the clearing of all swap transactions through registered derivatives clearing organizations, or swap execution facilities, through standardized documents under which each swap counterparty transfers its position to another entity whereby the centralized clearinghouse effectively becomes the counterparty to each side of the swap. It is the intent of the Dodd-Frank Act that the clearing of swaps in this manner is designed to avoid concentration of swap risk in any single entity by spreading and centralizing the risk in the clearinghouse and its members. In addition to greater initial and periodic margin (collateral) requirements and additional transaction fees both by the swap execution

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Risk Factors

facility and the clearinghouse, the swap transactions are now subjected to greater regulation by both the CFTC and the SEC. These additional fees, costs, margin requirements, documentation requirements and regulations could adversely affect our business and results of operations. Additionally, for all swaps we entered into prior to September 9, 2013, we are not required to clear them through the central clearinghouse and these swaps are still subject to the risks of nonperformance by any of the individual counterparties with whom we entered into these transactions. If the swap counterparty cannot perform under the terms of an interest rate swap, we would not receive payments due under that agreement, we may lose any unrealized gain associated with the interest rate swap, and the hedged liability would cease to be hedged by the interest rate swap. We may also be at risk for any collateral we have pledged to secure our obligation under the interest rate swap if the counterparty becomes insolvent or files for bankruptcy. Default by a party with whom we enter into a hedging transaction may result in a loss and force us to cover our commitments, if any, at the then-current market price. Although generally we will seek to reserve the right to terminate our hedging positions, it may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty and we may not be able to enter into an offsetting contract in order to cover our risk. There may not always be a liquid secondary market that will exist for hedging instruments purchased or sold and we may be required to maintain a position until exercise or expiration, which could result in losses.

We use analytical models and data in connection with the valuation of our assets, and any incorrect, misleading or incomplete information used in connection therewith would subject us to potential risks.

Given our strategies and the complexity of the valuation of our assets, we must rely heavily on analytical models (both proprietary models developed by us and those supplied by third parties) and information and data supplied by our third party vendors and servicers. Models and data are used to value assets or potential asset purchases and also in connection with hedging our assets. When models and data prove to be incorrect, misleading or incomplete, any decisions made in reliance thereon expose us to potential risks. For example, by relying on models and data, especially valuation models, we may be induced to buy certain assets at prices that are too high, to sell certain other assets at prices that are too low or to miss favorable opportunities altogether. Similarly, any hedging based on faulty models and data may prove to be unsuccessful. Furthermore, any valuations of our assets that are based on valuation models may prove to be incorrect.

Some of the risks of relying on analytical models and third-party data are particular to analyzing tranches from securitizations, such as commercial mortgage-backed securities or residential mortgage-backed securities. These risks include, but are not limited to, the following: (i) collateral cash flows and/or liability structures may be incorrectly modeled in all or only certain scenarios, or may be modeled based on simplifying assumptions that lead to errors; (ii) information about collateral may be incorrect, incomplete, or misleading; (iii) collateral or bond historical performance (such as historical prepayments, defaults, cash flows, etc.) may be incorrectly reported, or subject to interpretation (e.g., different issuers may report delinquency statistics based on different definitions of what constitutes a delinquent loan); or (iv) collateral or bond information may be outdated, in which case the models may contain incorrect assumptions as to what has occurred since the date information was last updated.

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

All valuation models rely on correct market data inputs. If incorrect market data is entered into even a well-founded valuation model, the resulting valuations will be incorrect. However, even if market data is inputted correctly, “model prices” will often differ substantially from market prices, especially for securities with complex characteristics, such as derivative instruments or structured notes.

We are highly dependent on information systems and third parties, and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to pay dividends to our stockholders.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Risk Factors

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

Our use of non-recourse securitizations may expose us to risks which could result in losses to us.

We may utilize non-recourse securitizations of our assets in mortgage loans, especially loan originations, when they are available. Prior to any such financing, we may seek to finance assets with relatively short-term facilities until a sufficient portfolio is accumulated. As a result, we would be subject to the risk that we would not be able to acquire, during the period that any short-term facilities are available, sufficient eligible assets to maximize the efficiency of a securitization. We also would bear the risk that we would not be able to obtain a new short-term facility or would not be able to renew any short-term facilities after they expire should we need more time to seek and acquire sufficient eligible assets for a securitization. In addition, conditions in the capital markets, including the recent unprecedented volatility and disruption in the capital and credit markets, may not permit a non-recourse securitization at any particular time or may make the issuance of any such securitization less attractive to us even when we do have sufficient eligible assets. While we would intend to retain the non-investment grade tranches of securitizations and, therefore, still have exposure to any assets included in such securitizations, our inability to enter into such securitizations would increase our overall exposure to risks associated with direct ownership of such assets, including the risk of default. Our inability to refinance any short-term facilities would also increase our risk because borrowings thereunder would likely be recourse to us as an entity. If we are unable to obtain and renew short-term facilities or to consummate securitizations to finance our assets on a long-term basis, we may be required to seek other forms of potentially less attractive financing or to liquidate assets at an inopportune time or price.

Securitizations expose us to additional risks.

In a securitization structure, we convey a pool of assets to a special purpose vehicle, the issuing entity, and the issuing entity would issue one or more classes of non-recourse notes pursuant to the terms of an indenture. The notes are secured by the pool of assets. In exchange for the transfer of assets to the issuing entity, we receive the cash proceeds of the sale of non-recourse notes and a 100% interest in the subordinate interests of the issuing entity. The securitization of all or a portion of our commercial mortgage loan portfolio might magnify our exposure to losses because any subordinate interest we retain in the issuing entity would be subordinate to the notes issued to investors and we would, therefore, absorb all of the losses sustained with respect to a securitized pool of assets before the owners of the notes experience any losses. Moreover, we cannot be assured that we will be able to access the securitization market or be able to do so at favorable rates. The inability to securitize our portfolio could adversely affect our performance and our ability to grow our business.

Lenders may require us to enter into restrictive covenants relating to our operations that may inhibit our ability to grow our business and increase revenues.

If or when we obtain debt financing, lenders (especially in the case of credit facilities) may impose restrictions on us that would affect our ability to incur additional debt, make certain allocations or acquisitions, reduce liquidity below certain levels, make distributions to our stockholders, redeem debt or equity securities and impact our flexibility to determine our operating policies and strategies. For example, our loan documents may contain negative covenants that limit, among other things, our ability to repurchase our common shares, distribute more than a certain amount of our net income or funds from operations to our stockholders, employ leverage beyond certain amounts, sell assets, engage in mergers or consolidations, grant liens and enter into transactions with affiliates. If we

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Risk Factors

fail to meet or satisfy any of these covenants, we would be in default under these agreements, and our lenders could elect to declare outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral and enforce their interests against existing collateral. We may also be subject to cross-default and acceleration rights and, with respect to collateralized debt, the posting of additional collateral and foreclosure rights upon default. Furthermore, this could also make it difficult for us to satisfy the qualification requirements necessary to maintain our status as a REIT for U.S. federal income tax purposes. A default and resulting repayment acceleration could significantly reduce our liquidity, which could require us to sell our assets to repay amounts due and outstanding. This could also significantly harm our business, financial condition, results of operations and ability to make distributions, which could cause our share price to decline. A default could also significantly limit our financing alternatives such that we would be unable to pursue our leverage strategy, which could adversely affect our returns.

Risks Related To Commercial Real Estate Debt, Preferred Equity Investments and Net Lease Real Estate Assets

The real estate assets we acquire are subject to risks particular to real property, which may adversely affect our returns from certain assets and our ability to make distributions to our stockholders.

We own assets secured by real estate and own real estate directly through direct purchases or upon a default of mortgage loans. Real estate assets are subject to various risks, including:

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
●   the potential for uninsured or under-insured property losses; and
●   environmental conditions of the real estate.

Under various U.S. federal, state and local environmental laws, ordinances and regulations, a current or previous owner of real estate (including, in certain circumstances, a secured lender that succeeds to ownership or control of a property) may become liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, under or in its property.

If any of these or similar events occurs, it may reduce our return from an affected property or investment and reduce or eliminate our ability to make distributions to stockholders.

A prolonged economic slowdown or declining real estate values could impair the assets we may own and adversely affect our operating results.

Many of the commercial real estate debt, preferred equity, and real estate assets we may own may be susceptible to economic slowdowns or recessions, which could lead to financial losses in our assets and a decrease in revenues, net income and asset values. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could result in significant diminution in the value of our assets, prevent us from acquiring additional assets and have an adverse effect on our operating results.

The commercial assets we originate and/or acquire depend on the ability of the property owner to generate net income from operating the property. Failure to do so may result in delinquency and/or foreclosure.

Commercial loans are secured by property and are subject to risks of delinquency and foreclosure, and risks of loss that may be greater than similar risks associated with loans made on the security of single-family residential property. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the income of the property is reduced, the borrower’s ability to repay the loan may be impaired. The income of an income-producing property can be adversely affected by, among other things,

●   changes in national, regional or local economic conditions or specific industry segments, including the credit and securitization markets;
●   declines in regional or local real estate values;
●   declines in regional or local rental or occupancy rates;
●   increases in interest rates, real estate tax rates and other operating expenses;

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Risk Factors

●   tenant mix;
●   success of tenant businesses and the tenant’s ability to meet their lease obligations;
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
●   acts of God, terrorist attacks, social unrest and civil disturbances;
●   the nonrecourse nature of the mortgage loans;
●   litigation and condemnation proceedings regarding the properties; and
●   bankruptcy proceedings.

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

Borrowers May Be Unable To Repay the Remaining Principal Balance on the Maturity Date.

Many commercial loans are non-amortizing balloon loans that provide for substantial payments of principal due at their stated maturities.  Commercial loans with substantial remaining principal balances at their stated maturity date involve greater risk than fully-amortizing loans.  This is because the borrower may be unable to repay the loan at that time.

A borrower’s ability to repay a mortgage loan on its stated maturity date typically will depend upon its ability either to refinance the mortgage loan or to sell the mortgaged property at a price sufficient to permit repayment.  A borrower’s ability to achieve either of these goals will be affected by a number of factors, including:

●   the availability of, and competition for, credit for commercial real estate projects, which fluctuate over  time;
●   the prevailing interest rates;
●   the net operating income generated by the mortgaged properties;
●   the fair market value of the related mortgaged properties;
●   the borrower’s equity in the related mortgaged properties;
●   significant tenant rollover at the related mortgaged properties;
●   the borrower’s financial condition;
●   the operating history and occupancy level of the related mortgaged property;
●   reductions in applicable government assistance/rent subsidy programs;
●   changes in zoning or tax laws;
●   changes in competition in the relevant location;
●   changes in rental rates in the relevant location;
●   changes in government regulation and fiscal policy;
●   the state of fixed income and mortgage markets;
●   the availability of credit for multi-family and commercial properties;
●   prevailing general and regional economic conditions; and
●   the availability of funds in the credit markets which fluctuates over time.

Whether or not losses are ultimately sustained, any delay in the collection of a balloon payment on the maturity date will likely extend the weighted average life of our investment.

Commercial mortgage-backed securities we acquire may be subject to losses.

In general, losses on a mortgaged property securing a mortgage loan included in a securitization will be borne first by the equity holder of the property, then by the holder of a mezzanine loan or B-Note, if any, then by the “first loss” subordinated security holder generally, the “B-Piece” buyer, and then by the holder of a higher-rated security. In the event of default and the exhaustion of any equity support, mezzanine loans

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Risk Factors

or B-Notes, and any classes of securities junior to those that we acquire, we may not be able to recover all of our capital in the securities we purchase. In addition, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline, less collateral is available to satisfy interest and principal payments due on the related mortgage-backed securities. The prices of lower credit quality commercial mortgage-backed securities are generally less sensitive to interest rate changes than more highly rated commercial mortgage-backed securities, but more sensitive to adverse economic downturns or individual issuer developments. The projection of an economic downturn, for example, could cause a decline in the price of lower credit quality commercial mortgage-backed securities because the ability of obligors of mortgages underlying commercial mortgage-backed securities to make principal and interest payments may be impaired. In such event, existing credit support in the securitization structure may be insufficient to protect us against loss of our principal on these securities.

The B-Notes that we acquire may be subject to additional risks related to the privately negotiated structure and terms of the transaction, which may result in losses to us.

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

The mezzanine loan assets that we acquire involve greater risks of loss than senior loans.

We acquire mezzanine loans, which take the form of subordinated loans secured by a pledge of the ownership interests of the entity that owns the interest in the entity owning the property. These types of assets involve a higher degree of risk than senior mortgage lending secured by income-producing real property, because the loan may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt. As a result, we may not recover some or all of our initial investment. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal. Significant losses related to our mezzanine loans would result in operating losses for us and may limit our ability to make distributions to our stockholders.

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

Construction loans involve an increased risk of loss.

We may acquire and/or originate construction loans. If we fail to fund our entire commitment on a construction loan or if a borrower otherwise fails to complete the construction of a project, there could be adverse consequences associated with the loan, including: a loss of the value of the property securing the loan, especially if the borrower is unable to raise funds to complete it from other sources; a borrower claim against us for failure to perform under the loan documents; increased costs to the borrower that the borrower is unable to pay; a bankruptcy filing by the borrower; and abandonment by the borrower of the collateral for the loan.

If we do not have an adequate completion guarantee, risks of cost overruns and non-completion of renovation of the properties underlying rehabilitation loans may result in significant losses. The renovation, refurbishment or expansion by a borrower under a

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Risk Factors

mortgaged property involves risks of cost overruns and non-completion. Estimates of the costs of improvements to bring an acquired property up to standards established for the market position intended for that property may prove inaccurate. Other risks may include rehabilitation costs exceeding original estimates, possibly making a project uneconomical, environmental risks and rehabilitation and subsequent leasing of the property not being completed on schedule. If such renovation is not completed in a timely manner, or if it costs more than expected, the borrower may experience a prolonged impairment of net operating income and may not be able to make payments on our investment, which could result in significant losses.

Geographic concentration exposes investors to greater risk of default and loss.

Repayments by borrowers and the market value of the related assets could be affected by economic conditions generally or specific to geographic areas or regions of the United States, and concentrations of mortgaged properties in particular geographic areas may increase the risk that adverse economic or other developments or natural or man-made disasters affecting a particular region of the country could increase the frequency and severity of losses on mortgage loans secured by those properties.  In recent periods, several regions of the United States have experienced significant real estate downturns when others have not.  Regional economic declines or conditions in regional real estate markets could adversely affect the income from, and market value of, the mortgaged properties.  In addition, local or regional economies may be adversely affected to a greater degree than other areas of the country by developments affecting industries concentrated in such area.  A decline in the general economic condition in the region in which mortgaged properties securing the related mortgage loans are located would result in a decrease in consumer demand in the region, and the income from and market value of the mortgaged properties may be adversely affected.

Other regional factors – e.g., earthquakes, floods, forest fires or hurricanes or changes in governmental rules or fiscal policies – also may adversely affect the mortgaged properties.  Assets in certain regional areas may be more susceptible to certain hazards (such as earthquakes, widespread fires, floods or hurricanes) than properties in other parts of the country and mortgaged properties located in coastal states may be more susceptible to hurricanes than properties in other parts of the country.  As a result, areas affected by such events often experience disruptions in travel, transportation and tourism, loss of jobs and an overall decrease in consumer activity, and often a decline in real estate-related investments. There can be no assurance that the economies in such impacted areas will recover sufficiently to support income producing real estate at pre-event levels or that the costs of the related clean-up will not have a material adverse effect on the local or national economy.

Inadequate property insurance coverage could have an adverse impact on our operating results.

Assets may suffer casualty losses due to risks (including acts of terrorism) that are not covered by insurance or for which insurance coverage is not adequate or available at commercially reasonable rates or has otherwise been contractually limited by the related mortgage loan documents.  Moreover, if reconstruction or major repairs are required following a casualty, changes in laws that have occurred since the time of original construction may materially impair the borrower’s ability to effect such reconstruction or major repairs or may materially increase the cost thereof.

There is no assurance that borrowers have maintained or will maintain the insurance required under the mortgage loan documents or that such insurance will be adequate.  In addition, since the mortgage loans generally do not require maintenance of terrorism insurance, we cannot assure you that any property will be covered by terrorism insurance.  Therefore, damage to a mortgaged property caused by acts of terror may not be covered by insurance and result in substantial losses to us.

We may incur losses when a borrower defaults on a loan and the underlying collateral value is less than the amount due.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Risk Factors

the risks referenced above with respect to our owned real estate.

Some of our loans may be backed by individual or corporate guarantees from borrowers or their affiliates that are not secured. If the guarantees are not fully or partially secured, we typically rely on financial covenants from borrowers and guarantors that are designed to require the borrower or guarantor to maintain certain levels of creditworthiness. Where we do not have recourse to specific collateral pledged to satisfy such guarantees or recourse loans, we will only have recourse as an unsecured creditor to the general assets of the borrower or guarantor, some or all of which may be pledged as collateral for other lenders. There can be no assurance that a borrower or guarantor will comply with its financial covenants, or that sufficient assets will be available to pay amounts owed to us under our loans and guarantees. As a result of these factors, we may suffer additional losses that could have a material adverse effect on our financial performance.

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

If the value of collateral underlying a loan declines or interest rates increase during the term of a loan, a borrower may not be able to obtain the necessary funds to repay our loan at maturity through refinancing because the underlying property revenue cannot satisfy the debt service coverage requirements necessary to obtain new financing. If a borrower is unable to repay our loan at maturity, we could suffer additional loss that may adversely impact our financial performance.

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

Whether or not we have participated in the negotiation of the terms of a loan, there can be no assurance as to the adequacy of the protection of the terms of the loan, including the validity or enforceability of the loan and the maintenance of the anticipated priority and perfection of the applicable security interests. Furthermore, claims may be asserted that might

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Risk Factors

interfere with enforcement of our rights. In the event of a foreclosure, we may assume direct ownership of the underlying real estate. The liquidation proceeds upon sale of that real estate may not be sufficient to recover our cost basis in the loan, resulting in a loss to us. Any costs or delays involved in the effectuation of a foreclosure of the loan or a liquidation of the underlying property will further reduce the proceeds and increase our loss.

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

We may experience losses if the creditworthiness of our tenants deteriorates and they are unable to meet their lease obligations.

We own properties leased to tenants of our real estate assets and receive rents from tenants during the contracted term of such leases. A tenant's ability to pay rent is determined by its creditworthiness, among other factors. If a tenant's credit deteriorates, the tenant may default on its obligations under our lease and may also become bankrupt. The bankruptcy or insolvency of our tenants or other failure to pay is likely to adversely affect the income produced by our real estate assets. If a tenant defaults, we may experience delays and incur substantial costs in enforcing our rights as landlord. If a tenant files for bankruptcy, we may not be able to evict the tenant solely because of such bankruptcy or failure to pay. A court, however, may authorize a tenant to reject and terminate its lease with us. In such a case, our claim against the tenant for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent owed under the lease. In addition, certain amounts paid to us within 90 days prior to the tenant's bankruptcy filing could be required to be returned to the tenant's bankruptcy estate. In any event, it is highly unlikely that a bankrupt or insolvent tenant would pay in full amounts it owes us under a lease that it intends to reject. In other circumstances, where a tenant's financial condition has become impaired, we may agree to partially or wholly terminate the lease in advance of the termination date in consideration for a lease termination fee that is likely less than the total contractual rental amount. Without regard to the manner in which the lease termination occurs, we are likely to incur additional costs in the form of tenant improvements and leasing commissions in our efforts to lease the space to a new tenant. In any of the foregoing circumstances, our financial performance could be materially adversely affected.

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

We may not control the special servicing of the mortgage loans included in the commercial mortgage-backed securities in which we invest and, in such cases, the special servicer may take actions that could adversely affect our interests.

With respect to the commercial mortgage-backed securities in which we may invest, overall control over the special servicing of the related underlying mortgage loans will be held by a “directing certificate holder” or a “controlling class representative,” which is appointed by the holders of the most subordinate class of commercial mortgage-backed securities in such series. To the extent that we acquire classes of existing series of commercial mortgage-backed securities originally rated AAA, we will not have the right to appoint the directing certificate holder. In connection with the servicing of the specially serviced mortgage loans, the related special servicer may, at the direction of the directing certificate holder, take actions with respect to

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Risk Factors

the specially serviced mortgage loans that could adversely affect our interests.

We may be required to repurchase mortgage loans or indemnify investors if we breach representations and warranties, which could have a negative impact on our earnings.

When we sell or securitize loans, we will be required to make customary representations and warranties about such loans to the loan purchaser. Our commercial mortgage loan sale agreements will require us to repurchase or substitute loans in the event we breach a representation or warranty given to the loan purchaser. In addition, we may be required to repurchase loans as a result of borrower fraud or in the event of early payment default on a mortgage loan. Likewise, we may be required to repurchase or substitute loans if we breach a representation or warranty in connection with our securitizations. The remedies available to a purchaser of mortgage loans are generally broader than those available to us against the originating broker or correspondent. Further, if a purchaser enforces its remedies against us, we may not be able to enforce the remedies we have against the sellers. The repurchased loans typically can only be financed at a steep discount to their repurchase price, if at all. They are also typically sold at a significant discount to the unpaid principal balance. Significant repurchase activity could adversely affect our cash flow, results of operations, financial condition and business prospects.

We and our third party service providers’ and servicers’ due diligence of potential assets may not reveal all of the liabilities associated with such assets and may not reveal other weaknesses in such assets, which could lead to losses.

Before making an asset acquisition, we will assess the strengths and weaknesses of the borrower, originator or issuer of the asset as well as other factors and characteristics that are material to the performance of the asset. In making the assessment and otherwise conducting customary due diligence, we will rely on resources available to it, including our third party service providers and servicers. This process is particularly important with respect to newly formed originators or issuers because there may be little or no information publicly available about these entities and assets. There can be no assurance that our due diligence process will uncover all relevant facts or that any asset acquisition will be successful.

When we foreclose on an asset, we may come to own and operate the property securing the loan, which would expose us to the risks inherent in that activity.

When we foreclose on an asset, we may take title to the property securing that asset, and if we do not or cannot sell the property, we would then come to own and operate it as “real estate owned.” Owning and operating real property involves risks that are different (and in many ways more significant) than the risks faced in owning an asset secured by that property. In addition, we may end up owning a property that we would not otherwise have decided to acquire directly at the price of our original investment or at all. Further, some of the property underlying the assets we are acquiring are of a different type or class than property we have had experience owning directly, including properties such as hotels. Accordingly, we may not manage these properties as well as they might be managed by another owner, and our returns to investors could suffer. If we foreclose on and come to own property, our financial performance and returns to investors could suffer.

Accounting rules related to certain of our transactions are highly complex and involve significant judgment and assumptions, and changes in accounting treatment may adversely affect our profitability and impact our financial results.

Accounting rules for mortgage loan sales and securitizations, valuations of financial instruments, investment consolidations, acquisitions of real estate and other aspects of our anticipated operations are highly complex and involve significant judgment and assumptions. These complexities could lead to a delay in preparation of financial information and the delivery of this information to our stockholders. Changes in accounting interpretations or assumptions could impact our financial statements and our ability to prepare our financial statements in a timely fashion. Our inability to prepare our financial statements in a timely fashion in the future would likely adversely affect our share price significantly.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Risk Factors

Risks Related to Our Relationship with Our Manager

The management agreement was not negotiated on an arm’s length basis and the terms, including fees payable, may not be as favorable to us as if it were negotiated with an unaffiliated third party.

Because the Manager is owned by members of our management, the management agreement was developed by related parties.  Although our independent directors, who were responsible for protecting our and our stockholders’ interests with regard to the management agreement, had the benefit of external financial and legal advisors, they did not have the benefit of arm’s-length advice from our executive officers.  The terms of the management agreement, including fees payable, may not reflect the terms we may have received if it was negotiated with an unrelated third party.  In addition, particularly as a result of our relationship with the principal owners and employees of the Manager, our directors may choose not to enforce, or to enforce less vigorously, our rights under the management agreement because of our desire to maintain our ongoing relationship with our Manager.

There may be conflicts of interest between us and our executive officers.

The Manager is owned by members of our management.  The owners of the Manager will be entitled to receive any profit from the management fee we pay to our Manager either in the form of distributions by our Manager or increased value of their ownership interests in the Manager.  This may cause our management to have interests that conflict with our interests and those of our stockholders.

We are dependent upon the Manager who provides services to us through the management agreement and we may not find suitable replacements for our Manager if the management agreement is terminated or the Manager’s key personnel are no longer available to us.

The Manager is responsible for making all of our investment decisions. We believe that the successful implementation of our investment and financing strategies depend upon the experience of certain of the Manager’s officers and employees.  None of these individuals’ continued service is guaranteed. If the management agreement is terminated or these individuals leave the Manager, the Manager or we may be unable to replace them with persons with appropriate experience, or at all, and we may not be able to execute our business plan.

The management fee is payable regardless of our performance.

The Manager receives a management fee from us that is based on a percentage of our stockholders’ equity, regardless of the performance of our investment portfolio (except to the extent that performance affects our stockholders’ equity).  For example, we pay our Manager a management fee for a specific period even if we experienced a net loss during the same period. The Manager’s entitlement to substantial nonperformance-based compensation may reduce its incentive to provide attractive risk-adjusted returns for our investment portfolio.  This in turn could limit our ability to make distributions to our stockholders and the market price of our common stock.

The fee structure of the management agreement may limit the Manager’s ability to retain access to its key personnel.

The management agreement does not provide the Manager with an incentive management fee that would pay the Manager additional compensation as a result of meeting or exceeding performance targets.  Some of our externally managed competitors pay their managers an incentive management fee, which could enable the manager to provide additional compensation to its key personnel.  Thus, the lack of an incentive fee in the management agreement may limit the ability of the Manager to provide key personnel with additional compensation for strong performance, which could adversely affect the Manager’s ability to retain these key personnel.  If the Manager were not able to retain any of the key personnel that will be providing services to the Manager, it would have to find replacement personnel to provide those services.  Those replacement key personnel may not be able to produce the same operating results as the current key personnel.

Conflicts of interest could arise in connection with our executive officers’ fiduciary duties.

Our current executive officers are members or employees of the Manager while continuing to be executive officers of Annaly. Our executive officers, by virtue of their positions, have fiduciary duties to our company and our stockholders.  The duties of our executive officers to us and our stockholders may come into conflict with the interests of such officers in their capacities as members or employees of the Manager.

Risks Related to Our Taxation as a REIT

Our failure to qualify as a REIT would have adverse tax consequences.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Risk Factors

We believe that since 1997 we have qualified for taxation as a REIT for federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and Treasury Regulations promulgated thereunder (or the Code).  We plan to continue to meet the requirements for taxation as a REIT.  The determination that we are a REIT requires an analysis of various factual matters and circumstances that may not be totally within our control.  For example, to qualify as a REIT, at least 75% of our gross income must come from real estate sources and 95% of our gross income must come from real estate sources and certain other sources that are itemized in the REIT tax laws.  We are also required to distribute to stockholders at least 90% of our REIT taxable income (determined without regard to the deduction for dividends paid and by excluding any net capital gain).  Even a technical or inadvertent mistake could jeopardize our REIT status.  Furthermore, Congress and the Internal Revenue Service (IRS) might make changes to the tax laws and regulations, and the courts might issue new rulings that make it more difficult or impossible for us to remain qualified as a REIT.

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

A REIT that fails the quarterly asset tests for one or more quarters will not lose its REIT status as a result of such failure if either (i) the failure is regarded as a de minimis failure under standards set out in the Code, or (ii) the failure is greater than a de minimis failure but is attributable to reasonable cause and not willful neglect.  In the case of a greater than de minimis failure, however, the REIT must pay a tax and must remedy the failure within 6 months of the close of the quarter in which the failure was identified.  In addition, the Code provides relief for failures of other tests imposed as a condition of REIT qualification, as long as the failures are attributable to reasonable cause and not willful neglect. A REIT would be required to pay a penalty of $50,000, however, in the case of each failure.

We have certain distribution requirements, which could adversely affect our ability to execute our business plan.

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

To the extent that we satisfy this distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a non-deductible 4% excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under federal tax laws. We intend to make distributions to our stockholders to comply with the REIT qualification requirements of the Code.

From time to time, we may generate taxable income greater than our income for financial reporting purposes prepared in accordance with GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, if we purchase agency securities at a discount, we are generally required to accrete the discount into taxable income prior to receiving the cash proceeds of the accreted discount at maturity. If we do not have other funds available in these situations we could be required to borrow funds on unfavorable terms, sell investments at disadvantageous prices or distribute amounts that would otherwise be invested in future acquisitions to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. These scenarios could increase our costs or reduce our stockholders' equity. Thus, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect the value of our common stock.

Limits on ownership of our common stock could have adverse consequences to you and could limit your opportunity to receive a premium on our stock.

To maintain our qualification as a REIT for federal income tax purposes, not more than 50% in value of the outstanding shares of our capital stock may be owned, directly or indirectly, by five or fewer

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Risk Factors

individuals (as defined in the federal tax laws to include certain entities). Primarily to facilitate maintenance of our qualification as a REIT for federal income tax purposes, our charter prohibits ownership, directly or by the attribution provisions of the federal tax laws, by any person of more than 9.8% of the lesser of the number or value of the issued and outstanding shares of our common stock and will prohibit ownership, directly or by the attribution provisions of the federal tax laws, by any person of more than 9.8% of the lesser of the number or value of the issued and outstanding shares of any class or series of our preferred stock. Our board of directors, in its sole and absolute discretion, may waive or modify the ownership limit with respect to one or more persons who would not be treated as “individuals” for purposes of the federal tax laws if it is satisfied, based upon information required to be provided by the party seeking the waiver and upon an opinion of counsel satisfactory to the board of directors, that ownership in excess of this limit will not otherwise jeopardize our status as a REIT for federal income tax purposes.

The ownership limit may have the effect of delaying, deferring or preventing a change in control and, therefore, could adversely affect our stockholders’ ability to realize a premium over the then-prevailing market price for our common stock in connection with a change in control.

A REIT cannot invest more than 25% of its total assets in the stock or securities of one or more taxable REIT subsidiaries; therefore, our taxable subsidiaries cannot constitute more than 25% of our total assets.

A taxable REIT subsidiary (or TRS) is a corporation, other than a REIT or a qualified REIT subsidiary, in which a REIT owns stock and which elects TRS status.  The term also includes a corporate subsidiary in which the TRS owns more than a 35% interest.  A REIT may own up to 100% of the stock of one or more taxable REIT subsidiaries. A TRS may earn income that would not be qualifying income if it was earned directly by the parent REIT.  Overall, at the close of any calendar quarter, no more than 25% of the value of a REIT’s assets may consist of stock or securities of one or more taxable REIT subsidiaries.

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

Taxable REIT subsidiaries are subject to tax at the regular corporate rates, are not required to distribute dividends, and the amount of dividends a TRS can pay to its parent REIT may be limited by REIT gross income tests.

A TRS must pay income tax at regular corporate rates on any income that it earns.  Our taxable REIT subsidiaries will pay corporate income tax on their taxable income, and their after-tax net income will be available for distribution to us.  Such income, however, is not required to be distributed.

Moreover, the annual gross income tests that must be satisfied to ensure REIT qualification may limit the amount of dividends that we can receive from our taxable REIT subsidiaries and still maintain our REIT status.  Generally, not more than 25% of our gross income can be derived from non-real estate related sources, such as dividends from a TRS.  If, for any taxable year, the dividends we received from our taxable REIT subsidiaries, when added to our other items of non-real estate related income, represented more than 25% of our total gross income for the year, we could be denied REIT status, unless we were able to demonstrate, among other things, that our failure of the gross income test was due to reasonable cause and not willful neglect.

The limitations imposed by the REIT gross income tests may impede our ability to distribute assets from our taxable REIT subsidiaries to us in the form of dividends.  Certain asset transfers may, therefore, have to be structured as purchase and sale transactions upon which our taxable REIT subsidiaries recognize a taxable gain.

If interest accrues on indebtedness owed by a TRS to its parent REIT at a rate in excess of a commercially reasonable rate, or if transactions between a REIT and a TRS are entered into on other than arm’s-length terms, the REIT may be subject to a penalty tax.

If interest accrues on an indebtedness owed by a TRS to its parent REIT at a rate in excess of a commercially reasonable rate, the REIT is subject to tax at a rate of 100% on the excess of (i) interest payments made by a TRS to its parent REIT over (ii) the amount of interest that would have been payable had interest accrued on the indebtedness at a commercially reasonable rate.  A tax at a rate of 100% is also imposed on any transaction between a TRS and its parent REIT to the extent the transaction gives rise to deductions to the TRS that are in excess of the deductions that would have been allowable had the transaction been entered into on arm’s-length terms.  While we will scrutinize all of our

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Risk Factors

transactions with our taxable REIT subsidiaries in an effort to ensure that we do not become subject to these taxes, there is no assurance that we will be successful.  We may not be able to avoid application of these taxes.

We may in the future choose to pay dividends in our own stock, in which case you may be required to pay income taxes in excess of the cash dividends you receive.

We may in the future distribute taxable dividends that are payable in cash and shares of our common stock at the election of each stockholder. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, stockholders may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. If a U.S. stockholder sells the stock that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect to all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock.

Even if we remain qualified as a REIT, we may face other tax liabilities that reduce our cash flow.

Even if we remain qualified for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, excise taxes, state or local income, property and transfer taxes, such as mortgage recording taxes, and other taxes. In addition, in order to meet the REIT qualification requirements, prevent the recognition of certain types of non-cash income, or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we may hold some of our assets through our TRSs or other subsidiary corporations that will be subject to corporate level income tax at regular rates.

Complying with REIT requirements may cause us to forgo otherwise attractive opportunities.

To remain qualified as a REIT for federal income tax

purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts that we distribute to our stockholders and the ownership of our stock. We may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution, and may be unable to pursue investments that would be otherwise advantageous to us in order to satisfy the source-of-income or asset-diversification requirements for qualifying as a REIT. Thus, compliance with the REIT requirements may hinder our ability to make and, in certain cases, to maintain ownership of, certain attractive investments.

Complying with REIT requirements may force us to liquidate otherwise attractive investments.

To remain qualified as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of our total securities can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our investment portfolio otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

Liquidation of assets may jeopardize our REIT qualification or create additional tax liability for us.

To remain qualified as a REIT, we must comply with requirements regarding the composition of our assets and our sources of income. If we are compelled to liquidate our investments to repay obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our qualification as a REIT, or we may be subject to a 100% tax on any resultant gain if we sell assets that are treated as dealer property or inventory.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Risk Factors

Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.

The REIT provisions of the Code could substantially limit our ability to hedge our liabilities. Any income from a properly designated hedging transaction we enter into to manage risk of interest rate changes with respect to borrowings made or to be made, or ordinary obligations incurred or to be incurred, to acquire or carry real estate assets generally does not constitute "gross income" for purposes of the 75% or 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we may have to limit our use of advantageous hedging techniques or implement those hedges through our TRSs. This could increase the cost of our hedging activities because our TRSs would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our TRSs will generally not provide any tax benefit, except for being carried forward against future taxable income in the TRSs.

The failure of a mezzanine loan or similar debt to qualify as a real estate asset could adversely affect our ability to qualify as a REIT.

We invest in mezzanine loans and similar debt, for which the IRS has provided a safe harbor but not rules of substantive law. Pursuant to the safe harbor, if a mezzanine loan meets certain requirements, it will be treated by the IRS as a real estate asset for purposes of the REIT asset tests, and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the REIT 75% income test. We may acquire mezzanine loans or similar debt that do not meet all of the requirements of this safe harbor. In the event we own a mezzanine loan or similar debt that does not meet the safe harbor, the IRS could challenge such loan's treatment as a real estate asset for purposes of the REIT asset and income tests and, if such a challenge were sustained, we could fail to qualify as a REIT.

Qualifying as a REIT involves highly technical and complex provisions of the Code.

Qualification as a REIT involves the application of highly technical and complex Code provisions for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize our REIT qualification. Our qualification as a REIT depends on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. In addition, our ability to satisfy the REIT qualification requirements depends in part on the actions of third parties over which we have no control or only limited influence, including in cases where we own an equity interest in an entity that is classified as a partnership for federal income tax purposes.

The 100% tax on prohibited transactions will limit our ability to engage in transactions, including certain methods of structuring CMOs, which would be treated as prohibited transactions for federal income tax purposes.

The term "prohibited transaction" generally includes a sale or other disposition of property (including agency securities, but other than foreclosure property, as discussed below) that is held primarily for sale to customers in the ordinary course of a trade or business by us or by a borrower that has issued a shared appreciation mortgage or similar debt instrument to us. We could be subject to this tax if we were to dispose of or structure CMOs in a manner that was treated as a prohibited transaction for federal income tax purposes.

We intend to conduct our operations at the REIT level so that no asset that we own (or are treated as owning) will be treated as, or as having been, held for sale to customers, and that a sale of any such asset will not be treated as having been in the ordinary course of our business. As a result, we may choose not to engage in certain transactions at the REIT level, and may limit the structures we utilize for our CMO transactions, even though the sales or structures might otherwise be beneficial to us. In addition, whether property is held "primarily for sale to customers in the ordinary course of a trade or business" depends on the particular facts and circumstances. No assurance can be given that any property that we sell will not be treated as property held for sale to customers, or that we can comply with certain safe-harbor provisions of the Code that would prevent such treatment. The 100% tax does not apply to gains from the sale of property that is held through a TRS or other taxable corporation, although such income will be subject to tax in the hands of the corporation at regular corporate rates. We intend to structure our activities to avoid prohibited transaction characterization.

New legislation or administrative or judicial action, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to remain qualified as a REIT.

The present federal income tax treatment of REITs may be modified, possibly with retroactive effect, by

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Risk Factors

legislative, judicial or administrative action at any time, which could affect the federal income tax treatment of an investment in us. The federal income tax rules dealing with REITs constantly are under review by persons involved in the legislative process, the IRS and the U.S. Treasury Department, which results in statutory changes as well as frequent revisions to regulations and interpretations. Revisions in federal tax laws and interpretations thereof could affect or cause us to change our investments and commitments and affect the tax considerations of an investment in us.

Uncertainty exists with respect to the treatment of our TBAs for purposes of the REIT asset and income tests.

We purchase and sell Agency mortgage-backed securities through TBAs and recognize income or gains from the disposition of those TBAs, through dollar roll transactions or otherwise, and may continue to do so in the future. While there is no direct authority with respect to the qualification of TBAs as real estate assets or U.S. Government securities for purposes of the 75% asset test or the qualification of income or gains from dispositions of TBAs as gains from the sale of real property (including interests in real property and interests in mortgages on real property) or other qualifying income for purposes of the 75% gross income test, we treat our TBAs as qualifying assets for purposes of the REIT asset tests, and we treat income and gains from our TBAs as qualifying income for purposes of the 75% gross income test, based on an opinion of K&L Gates LLP substantially to the effect that (i) for purposes of the REIT asset tests, our ownership of a TBA should be treated as ownership of the underlying agency securities, and (ii) for purposes of the 75% REIT gross income test, any gain recognized by us in connection with the settlement of our TBAs should be treated as gain from the sale or disposition of the underlying agency securities. Opinions of counsel are not binding on the IRS, and no assurance can be given that the IRS will not successfully challenge the conclusions set forth in such opinions. In addition, it must be emphasized that the opinion of K&L Gates LLP is based on various assumptions relating to our TBAs and is conditioned upon fact-based representations and covenants made by our management regarding our TBAs. No assurance can be given that the IRS would not assert that such assets or income are not qualifying assets or income. If the IRS were to successfully challenge the opinion of K&L Gates LLP, we could be subject to a penalty tax or we could fail to remain qualified as a REIT if a sufficient portion of our assets consists of TBAs or a sufficient portion of our income consists of income or gains from the disposition of TBAs.

Dividends payable by REITs generally do not qualify for the reduced tax rates on dividend income from regular corporations.

The maximum U.S. federal income tax rate for certain qualified dividends payable to domestic stockholders that are individuals, trusts, and estates is 20%.  Dividends payable by REITs, however, are generally not eligible for the reduced rates and therefore may be subject to a 39.6% maximum U.S. federal income tax rate on ordinary income.  The more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts, and estates to perceive investments in REITs to be relatively less attractive than investments in the stock of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our shares.

Risks of Ownership of Our Common Stock

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Risk Factors

●   capital commitments;
●   changes in market valuations of similar companies;
●   adverse market reaction to any increased indebtedness we incur in the future;
●   additions or departures of management personnel;
●   actions by institutional stockholders;
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

Under our charter, we have 2,000,000,000 authorized shares of capital stock, par value of $0.01 per share.  Sales of a substantial number of shares of our common stock or other equity-related securities in the public market, or any hedging or arbitrage trading activity that may develop involving our common stock, could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities.  We cannot predict the effect that future sales of our common stock or other equity-related securities would have on the market price of our common stock.

Our charter does not permit ownership of over 9.8% of our common or preferred stock and attempts to acquire our common or preferred stock in excess of the 9.8% limit are void without prior approval from our board of directors.

For the purpose of preserving our REIT qualification and for other reasons, our charter prohibits direct or constructive ownership by any person of more than 9.8% of the lesser of the total number or value of the outstanding shares of our common stock or more than 9.8% of the outstanding shares of our preferred stock. Our charter’s constructive ownership rules are complex and may cause the outstanding stock owned by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity. As a result, the acquisition of less than 9.8% of the outstanding stock by an individual or entity could cause that individual or entity to own constructively in excess of 9.8% of the outstanding stock and thus be subject to our charter’s ownership limit. Any attempt to own or transfer shares of our common or preferred stock in excess of the ownership limit without the consent of the board of directors shall be void and will result in the shares being transferred by operation of law to a charitable trust.

Provisions contained in Maryland law that are reflected in our charter and bylaws may have an anti-takeover effects, potentially preventing investors from receiving a “control premium” for their shares.

Provisions contained in our charter and bylaws, as well as Maryland corporate law, may have anti-takeover effects that delay, defer or prevent a takeover attempt, which may prevent stockholders from receiving a “control premium” for their shares. For example, these provisions may defer or prevent tender offers for our common stock or purchases of large blocks of our common stock, thereby limiting the opportunities for our stockholders to receive a premium for their common stock over then-prevailing market prices. These provisions include the following:

●   Ownership limit.    The ownership limit in our charter limits related investors including, among other things, any voting group, from acquiring over 9.8% of our common stock or more than 9.8% of our preferred stock without the consent of our board of directors.
●   Preferred Stock.    Our charter authorizes our board of directors to issue preferred stock in one or more classes and to establish the preferences and rights of any class of preferred stock issued. These actions can be taken without soliciting stockholder approval.
●    Maryland business combination statute.    Maryland law restricts the ability of holders of more than 10% of the voting power of a corporation’s shares to engage in a business combination with the corporation.
●    Maryland control share acquisition statute.    Maryland law limits the voting rights of “control shares” of a corporation in the event of a “control share acquisition.”

The repurchase right in our Convertible Senior Notes triggered by a fundamental change could discourage a potential acquirer.

If we undergo certain fundamental changes, such as the

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Risk Factors

acquisition of 50% of the voting power of all shares of our common equity entitled to vote generally in the election of directors, holders of our Convertible Senior Notes may require us to repurchase all or a portion of their notes at a price equal to 100% of the principal amount of the notes to be purchased plus any accrued and unpaid interest up to, but excluding, the repurchase date.  We will pay for all notes so repurchased with shares of our common stock using a price per share equal to the average daily volume-weighted average price of our common stock for the 20 consecutive trading days ending on the trading day immediately prior to the occurrence of the fundamental change.  The issuance of these shares of common stock upon certain fundamental changes could discourage a potential acquirer.

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

Generally, the cumulative net income we report over the life of an asset will be the same for GAAP and tax purposes, although the timing of this income recognition over the life of the asset could be materially different.  Differences exist in the accounting for GAAP net income and REIT taxable income that can lead to significant variances in the amount and timing of when income and losses are recognized under these two measures.  Due to these differences, our reported GAAP financial results could materially differ from our determination of taxable income.

Regulatory Risks

Loss of Investment Company Act exemption would adversely affect us.

We intend to conduct our business so as not to become regulated as an investment company under the Investment Company Act of 1940, as amended (or Investment Company Act).  If we fail to qualify for this exemption, our ability to use leverage would be substantially reduced, and we would be unable to conduct our business as we currently conduct it.

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

We rely on an interpretation that “whole pool certificates” that are issued or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae (or Agency Whole Pool Certificates) are Qualifying Real Estate Assets under Section 3(c)(5)(C).  This interpretation was promulgated by the SEC staff in a no-action letter over 30 years ago, was reaffirmed by the SEC in 1992 and has been commonly relied upon by mortgage REITs.

On August 31, 2011, the SEC issued a concept release titled “Companies Engaged in the Business of Acquiring Mortgages and Mortgage-Related Instruments” (SEC Release No. IC-29778).  Under the concept release, the SEC is reviewing interpretive issues related to the Section 3(c)(5)(C) exemption.  Among other things, the SEC requested comments on whether it should revisit whether Agency

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Risk Factors

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

Changes in laws or regulations governing our operations or our failure to comply with those laws or regulations may adversely affect our business.

We are subject to regulation by laws at the local, state and federal level, including securities and tax laws and financial accounting and reporting standards. These laws and regulations, as well as their interpretation, may be changed from time to time. Accordingly, any change in these laws or regulations or the failure to comply with these laws or regulations could have a material adverse impact on our business. Certain of these laws and regulations pertain specifically to REITs.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

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

ITEM 4.   MINE SAFETY DISCLOSURES

None.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Market for Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began trading publicly on October 8, 1997 and is traded on the New York Stock Exchange under the trading symbol “NLY.”  As of February 10, 2014, we had 947,463,924 shares of common stock issued and outstanding which were held by approximately 488,000 beneficial holders.

The following table sets forth, for the periods indicated, the high, low, and closing prices per share of our common stock as reported on the New York Stock Exchange composite tape and the cash dividends declared per share of our common stock.

	2013				2012
	High	Low	Close	Common Dividends Declared Per Share	High	Low	Close	Common Dividends Declared Per Share
First quarter	$16.18	$14.12	$15.89	$0.45	$17.20	$15.52	$15.82	$0.55
Second quarter	$16.00	$12.16	$12.57	$0.40	$17.19	$15.52	$16.78	$0.55
Third quarter	$12.69	$10.63	$11.58	$0.35	$17.75	$16.00	$16.84	$0.50
Fourth quarter	$12.22	$9.66	$9.97	$0.30	$16.93	$13.72	$14.04	$0.45

On February 14, 2014, the last reported sale price of our common stock on the New York Stock Exchange was $10.80 per share.

We intend to pay quarterly dividends and to distribute to our stockholders all or substantially all of our taxable income in each year (subject to certain adjustments).  This will enable us to qualify for the tax benefits accorded to a REIT under the Code.  We have not established a minimum dividend payment level and our ability to pay dividends may be adversely affected for the reasons described under the caption “Risk Factors.”  All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our REIT status and such other factors as our board of directors may deem relevant from time to time.  No dividends can be paid on our common stock unless we have paid full cumulative dividends on our preferred stock.  From the date of issuance of our preferred stock through December 31,

2013, we have paid full cumulative dividends on our preferred stock.

Share Performance Graph

The following graph and table set forth certain information comparing the yearly percentage change in cumulative total return on our common stock to the cumulative total return of the Standard & Poor’s Composite 500 stock Index or S&P 500 Index, and the Bloomberg REIT Mortgage Index, or BBG REIT index, an industry index of mortgage REITs.  The comparison is for the period from December 31, 2008 to December 31, 2013 and assumes the reinvestment of dividends.  The graph and table assume that $100 was invested in our common stock and the two other indices on December 31, 2008. Upon written request we will provide stockholders with a list of the REITs included in the BBG REIT Index.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Market for Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
Annaly Capital Management, Inc.	100	121	139	141	142	128
S&P 500 Index	100	79	91	92	106	137
BBG Reit Index	100	73	86	85	95	94

The information in the share performance graph and table has been obtained from sources believed to be reliable, but neither its accuracy nor its completeness can be guaranteed.  The historical information set forth above is not necessarily indicative of future performance.  Accordingly, we do not make or endorse any predictions as to future share performance.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
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

We had previously adopted a long term stock incentive plan for executive officers, key employees and nonemployee directors (the Incentive Plan). Since the adoption of the 2010 Equity Incentive Plan, no further awards will be made under the Incentive Plan, although existing awards will remain effective. All stock options issued under the 2010 Equity Incentive Plan and Incentive Plan (the Incentive Plans) were issued at the current market price on the date of grant, subject to an immediate or four year vesting in four equal installments with a contractual term of 5 or 10 years.  The grant date fair value is calculated using the Black-Scholes option valuation model.  For a description of our Incentive Plan, see Notes to Consolidated Financial Statements.

The following table provides information as of December 31, 2013 concerning shares of our common stock authorized for issuance under the Incentive Plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under the Incentive Plans (excluding previously issued)
	(dollars in thousands)
Equity compensation plans approved by security holders	3,581,752	15.44	26,833,804
Equity compensation plans not approved by security holders	-	-	-
Total	3,581,752	15.44	26,833,804

Share Repurchases

On October 16, 2012 the Company announced that its board of directors authorized the repurchase of up to $1.5 billion of its outstanding common shares over a 12 month period. The repurchase plan expired on October

16, 2013 and there were no purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended), of our common stock during the quarter ended December 31, 2013.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Selected Financial Data

ITEM 6.   SELECTED FINANCIAL DATA

The selected financial data should be read in conjunction with the more detailed information contained in the Financial Statements and Notes thereto and	“Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

SELECTED FINANCIAL DATA
(dollars in thousands, except per share data)

	For the Years Ended December 31,
Statement of Operations Data:	2013	2012	2011	2010	2009
Total interest income	$2,918,562	$3,259,145	$3,579,618	$2,683,134	$2,922,602
Total interest expense	624,714	667,172	480,326	428,225	575,959
Net interest income	2,293,848	2,591,973	3,099,292	2,254,909	2,346,643
Other income (loss)	1,676,144	(584,602)	(2,459,576)	(783,293)	(218,631)
General and administrative expenses	232,081	235,559	237,344	171,847	131,908
Income (loss) before income taxes and income from equity method investment in affiliate	3,737,911	1,771,812	402,372	1,299,769	1,996,104
Income (loss) from equity method investment in affiliate	-	-	1,140	2,945	(252)
Income taxes	8,213	35,912	59,051	35,434	34,381
Net income (loss)	3,729,698	1,735,900	344,461	1,267,280	1,961,471
Dividends on preferred stock	71,968	39,530	16,854	18,033	18,501
Net income (loss) available (related) to common shareholders	$3,657,730	$1,696,370	$327,607	$1,249,247	$1,942,970
Net income (loss) per share available (related) to common shareholders:
Basic	$3.86	$1.74	$0.37	$2.12	$3.55
Diluted	$3.74	$1.71	$0.37	$2.04	$3.52
Weighted average number of common shares outstanding:
Basic	947,337,915	972,902,459	874,212,039	588,192,659	546,973,036
Diluted	995,557,026	1,005,755,057	874,518,938	625,307,174	553,130,643

Other Financial Data:
Total assets	$81,922,460	$133,452,295	$109,630,002	$83,026,590	$69,376,190
6.00% Series B Cumulative Convertible Preferred Stock	$-	$-	$32,272	$40,032	$63,114
Total stockholders' equity	$12,405,055	$15,924,444	$15,760,642	$9,864,900	$9,554,426
Dividends declared per common share	$1.50	$2.05	$2.44	$2.65	$2.54

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

Certain statements contained in this annual report, and certain statements contained in our future filings with the Securities and Exchange Commission (the SEC or the Commission), in our press releases or in our other public or stockholder communications may not be based on historical facts and are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements, which are based on various assumptions, (some of which are beyond our control) may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as "may," "will," "believe," "expect," "anticipate," "continue," or similar terms or variations on those terms, or the negative of those terms. Actual results could differ materially from those set forth in forward-looking statements due to a variety of factors, including, but not limited to, changes in interest rates, changes in the yield curve, changes in prepayment rates, the availability of mortgage-backed securities and other securities for purchase, the availability of financing, and, if available, the terms of any financing, changes in the market value of our assets, changes in business conditions and the general economy, our ability to grow the commercial mortgage business, credit risks related to our investments in commercial real estate assets and corporate debt, our ability to consummate any contemplated investment opportunities and other corporate transactions, changes in governmental regulations affecting our business, our ability to maintain our classification as a real estate investment trust (or REIT) for federal income tax purposes, our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended, and risks associated with the business of our subsidiaries, including the investment advisory businesses of our subsidiary, and risks associated with the broker dealer business of our subsidiary. For a discussion of the risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, see the information under the caption “Risk Factors” contained in this Form 10-K. We do not undertake and specifically disclaim any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

All references to “Annaly”,“we,” “us,” or “our” mean Annaly Capital Management, Inc. and all entities owned by us, except where it is made clear that the term means only the parent company.  Refer to the Glossary of Terms for definitions of certain of the commonly used terms in this annual report on Form 10-K.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Overview

We are a leading mortgage REIT that is externally managed by Annaly Management Company LLC (or Manager). Our common stock is listed on the New York Stock Exchange under the symbol “NLY”. Since our founding in 1997, we have strived to generate net income for distribution to our stockholders through the prudent selection and management of our investments. We own a portfolio of real estate related investments. We use our capital coupled with borrowed funds to invest in real estate related investments, earning the spread between the yield on our assets and the cost of our borrowings.

We are organized around the following operations:

Annaly, the parent company	Invests primarily in various types of Agency mortgage-backed securities and related derivatives to hedge these investments.
Annaly Commercial Real Estate Group, Inc. (or ACREG) (formerly known as CreXus Investment Corp. (or CreXus))
Wholly-owned subsidiary that was acquired during the second quarter of 2013 and specializes in acquiring, financing and managing commercial mortgage loans and other commercial real estate debt, commercial mortgage-backed securities and other commercial real estate-related assets.

RCap Securities, Inc.	Wholly-owned subsidiary that operates as a broker-dealer, and is a member of the Financial Industry Regulatory Authority.
Fixed Income Discount Advisory Company (or FIDAC)	Wholly-owned subsidiary that manages an affiliated REIT for which it earns fee income.
Annaly Middle Market Lending LLC	Wholly-owned subsidiary that engages in corporate middle market lending transactions.
Shannon Funding LLC	Wholly-owned subsidiary that acquires residential mortgage loans and provides warehouse financing to residential mortgage originators in the United States.

Our asset portfolio was $75.1 billion as of December 31, 2013 compared to $127.0 billion as of December 31, 2012, reflecting a decrease in Agency mortgage-backed securities partially offset by an increase in commercial real estate debt and preferred equity related to our acquisition of CreXus during the second quarter of 2013. ACREG represented approximately 2.1% of our asset portfolio as of December 31, 2013.

We generated net income of $3.7 billion, or $3.86 per basic share for the year ended December 31, 2013 compared to $1.7 billion, or $1.74 per basic share for the same period in 2012. Leverage at December 31, 2013 and 2012 was 5.0:1 and 6.5:1, respectively. At December 31, 2013 and 2012 the Company’s capital ratio was 15.1% and 11.9%, respectively. We produced a return on average equity for the years ended December 31, 2013 and 2012 of 26.7% and 10.7%, respectively. At December 31, 2013 and 2012, the Company had a common stock book value per share of $12.13 and $15.85, respectively.

Business Environment

We have been decreasing leverage quarter-over-quarter amid sustained government involvement in the Agency mortgage-backed securities market and in the interest rate markets.  We have also been cautious because we believe increased financial regulatory reform is possible, but it is unclear how the outcome of such reform may affect us.

Economic Environment

Economic growth, as measured by real gross domestic product (or GDP), improved steadily throughout 2013, from a seasonally-adjusted annual rate of 1.1% in the first quarter to 2.5% in the second quarter and 4.1% in the third quarter, according to the Bureau of Economic Analysis. However, an unusually high buildup in inventories boosted the headline growth number. Real final sales, or GDP growth without the effect of change in inventories, showed underlying growth at a lackluster,

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

though improving, annualized rate of 0.2%, 2.1% and 2.5% in each respective quarter. While the economy appears stable, the details beyond headline economic reports reveal weakness typically not associated with a strong recovery.

The Federal Reserve (or Fed) currently conducts monetary policy with a dual mandate:  full employment and price stability.  The employment situation improved steadily throughout 2013, with average monthly employment increases of approximately 195,000 in the first half and approximately 189,000 in the second half of the year through November 2013, roughly equal to job growth in 2012 (according to the Bureau of Labor Services). While the unemployment rate dropped steadily, it remains elevated and the decline has primarily been the result of reduced labor force participation, as more people left the labor force from July 2013 to November 2013 than were hired. Inflation trended to the downside throughout the year, missing the Fed’s 2% target. After ending 2012 at 1.6%, the annual growth in the Fed’s preferred price measure, or core PCE which is defined as personal consumption expenditure prices excluding food and energy prices, declined steadily, dropping to just above 1% in November 2013. The Federal Open Market Committee (FOMC or the Committee) has noted that “inflation persistently below its 2 percent objective could pose risks to economic performance,” but expects that inflation will eventually trend back towards its objective.

The FOMC aimed to support this dual mandate in 2013 through both keeping its target rate at the lower bound in 2013 and conducting open market operations, or Quantitative Easing (or QE). The third round of QE (or QE3) began on September 13, 2012, as the FOMC announced an expansion of its previous quantitative easing programs of large scale asset purchases. QE3 entails monthly purchases of U.S. Treasury securities and Agency mortgage-backed securities at the initial pace of $45 billion and $40 billion, respectively. In addition, the FOMC announced that it would maintain its existing accommodative policy of reinvesting principal payments from its holdings of Agency mortgage-backed securities into new Agency mortgage-backed securities purchases in order to reduce long-term interest rates and support mortgage markets. The program is open-ended in nature, and the FOMC noted that it would continue or expand the program as necessary until the outlook for the labor market improved substantially. The stated goal of this program was “to support a stronger economic recovery and to help ensure that inflation, over time, is at the rate most consistent with its dual mandate.”

To further enhance their accommodative policy and tie it more explicitly to economic performance, in December

2012, the FOMC began implementation of “forward guidance” regarding the future path of short-term rates. In this guidance, the FOMC announced that it anticipates its current target for the federal funds rate, at 0-1/4%, would be appropriate as long as the unemployment rate remained above 6-1/2%, inflation is projected to be no more than a half percentage point above the Committee’s 2% longer-run goal, and longer-term inflation expectations continue to be stable.

In May 2013, after a string of moderately stronger employment reports, the FOMC announced that it was prepared to increase or reduce its purchases under QE3. In addition, in June 2013, then Chairman Bernanke noted that if upcoming economic data is consistent with the FOMC’s forecast, the FOMC believed it may moderate the pace of purchases. The possibility for a change in the execution of QE3 this year coincided with the beginning of a sharp rise in interest rates and volatility. The 10-year Treasury, which closed at a price to yield 1.63% on May 2, 2013, fell in price to yield 2.49% on September 30, 2013. Volatility, as measured by the Merrill Lynch MOVE index, spiked during the same period from 49.63 to 80.16 as market participants attempted to price in reduced Fed support via bond purchases.

At their December 17-18, 2013 meeting, the FOMC decided to reduce monthly purchases of U.S. Treasury bonds and Agency mortgage-backed securities by $5 billion each, therefore purchasing $40 billion in U.S. Treasuries and $35 billion in Agency mortgage-backed securities per month beginning in January 2014.  In conjunction with this decision, the FOMC strengthened its commitment to low short-term rates. In their December 2013 statement, the Committee indicated that, as an addendum to its previously given policy targets, they now anticipate that it will be appropriate to maintain the current 0-0.25% target range for the federal funds rate “well past the time that the unemployment rate declines below 6-1/2 percent, especially if projected inflation continues to run below the Committee’s 2 percent longer-run goal.” The Committee pointed to “the cumulative progress toward maximum employment and the improvement in the outlook for labor market conditions” as cause for the taper decision. On January 29, 2014, the Fed announced that beginning in February, it will add to its holdings of Agency mortgage-backed securities at a pace of $30 billion per month rather than $35 billion per month, and will add to its holdings of longer-term Treasury securities at a pace of $35 billion per month rather than $40 billion per month.

In response to the Fed’s taper decision and improved economic outlook, long-term rates, benchmarked by the 10-year U.S. Treasury, remained elevated through the end of the year. The mortgage basis, or spread between

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

the 30-year Agency mortgage-backed securities current coupon and the 10-year U.S. Treasury, which had widened amidst volatility during the second and third quarters of 2013, finished the year higher, resulting in lower mortgage origination and decreased prepayment speeds.

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

Results of Operations

The results of our operations are affected by various factors, many of which are beyond our control. Certain of such risks and uncertainties are described herein (see

“Special Note Regarding Forward-Looking Statements”) and in Part I, Item 1A. “Risk factors”.

Net Income Summary

For the year ended December 31, 2013, our net income was $3.7 billion, or $3.86 per average basic common share, as compared to $1.7 billion, or $1.74 per average basic common share, for the year ended December 31, 2012 and $344.5 million, or $0.37 per average basic common share, for the year ended December 31, 2011. We attribute the majority of the $2.0 billion increase in net income for the year ended December 31, 2013 from the year ended December 31, 2012 to the change in unrealized gains (losses) on interest rate swaps, which resulted in a gain of $2.0 billion for the year ended December 31, 2013 compared to a loss of $32.2 million for the same period in 2012. The change in the fair value of interest rate swaps was primarily attributable to the rise in interest rates experienced during the year ended December 31, 2013. Net income increased $1.4 billion for the year ended December 31, 2012 compared to the year ended December 31, 2011, primarily attributable to the unrealized losses on interest rate swaps of $32.2 million for the year ended December 31, 2012 as compared to an unrealized loss on interest rate swaps of $1.8 billion for the year ended December 31, 2011.

The following table presents the net income summary for the years ended December 31, 2013, 2012 and 2011.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Net Income Summary
(dollars in thousands, except per share data)

	For the Years Ended December 31,
	2013	2012	2011

Total interest income	$2,918,562	$3,259,145	$3,579,618
Total interest expense	624,714	667,172	480,326
Net interest income	2,293,848	2,591,973	3,099,292
Other income (loss)	1,676,144	(584,602)	(2,459,576)
General and administrative expenses	232,081	235,559	237,344
Income (loss) before income taxes and equity method investment in affiliates	3,737,911	1,771,812	402,372
Income taxes	8,213	35,912	59,051
Income (loss) from equity method investment in affiliate	-	-	1,140
Net income (loss)	3,729,698	1,735,900	344,461
Dividends on preferred stock	71,968	39,530	16,854
Net income (loss) available (related) to common shareholders	$3,657,730	$1,696,370	$327,607
Net income (loss) per share available (related) to common shareholders:
Basic	$3.86	$1.74	$0.37
Diluted	$3.74	$1.71	$0.37
Weighted average number of common shares outstanding:
Basic	947,337,915	972,902,459	874,212,039
Diluted	995,557,026	1,005,755,057	874,518,938

Other information:
Average total assets	$107,355,670	$126,649,002	$101,054,583
Average equity	$13,968,979	$16,206,642	$13,700,771
Return on average total assets	3.47%	1.37%	0.34%
Return on average equity	26.70%	10.71%	2.51%

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

Non-GAAP Financial Measures

This Management Discussion and Analysis section contains analysis and discussion of non-GAAP measurements. The non-GAAP measurements include the following:

●   core earnings;
●   core earnings per average basic common share;
●   economic interest expense; and
●   economic net interest income.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Our presentation of the economic value of our investment strategy has important limitations.  Other market participants may calculate core earnings, core earnings per average basic common share, economic interest expense and economic net interest income differently than we calculate them, making comparitive analysis difficult.

Although we believe that the calculation of the economic value of our investment strategy described above helps evaluate and measure our financial position and performance without the effects of certain transactions, it is of limited usefulness as an analytical tool.  Therefore, the economic value of our investment strategy should not be viewed in isolation and is not a substitute for net income (loss), net income (loss) per basic share available to common stockholders, interest expense and net interest income computed in accordance with GAAP.

Core Earnings Summary

Our core earnings were $1.2 billion, or $1.21 per average basic common share, for the year ended December 31, 2013 compared to $1.5 billion, or $1.54 per average basic common share, for the same period in 2012 and $2.0 billion, or $2.31 per average basic common share, for the same period in 2011. We attribute the majority of the decrease in core earnings for the year ended December 31, 2013 from the year ended December 31, 2012 to a decline in economic net interest income of $312.7 million for the year ended December 31, 2013 compared to the same period in 2012, primarily attributable to a decline in average Interest Earning Assets. We attribute the majority of the decrease in core earnings for the year ended December 31, 2012 from the year ended December 31, 2011 to a decline in economic net interest income of $518.7 million for the year ended December 31, 2012 compared to the same period in 2011, primarily attributable to a 80 basis point decline in our economic net interest rate spread.

The following table provides GAAP measures of net income (loss) and net income (loss) per basic share available to common stockholders for the years ended December 31, 2013, 2012 and 2011 and details with respect to reconciling the aforementioned line items on a non-GAAP basis:

	For the Years Ended December 31,
	2013	2012	2011
	(dollars in thousands, except per share data)
GAAP net income	$3,729,698	$1,735,900	$344,461
Adjustments:
Realized (gains) losses on termination of interest rate swaps	101,862	2,385	-
Unrealized (gains) losses on interest rate swaps	(2,002,200)	32,219	1,815,107
Net (gains) losses on disposal of investments	(403,045)	(432,139)	(206,846)
Net loss on extinguishment of 4% Convertible Senior Notes	-	162,340	-
Net (gains) losses on trading assets	(1,509)	(22,910)	(21,398)
Net unrealized (gains) losses on interest-only Agency mortgage-backed securities	(244,730)	59,937	106,657
Impairment of goodwill	23,987	-	-
Loss on previously held equity interest in CreXus	18,896	-	-
Core earnings	$1,222,959	$1,537,732	$2,037,981

GAAP net income per average basic common share	$3.86	$1.74	$0.37
Core earnings per average basic common share	$1.21	$1.54	$2.31

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

The following table provides GAAP measures of interest expense and net interest income and details with respect to reconciling the aforementioned line items on a non-GAAP basis for each respective period:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

	GAAP Interest Expense	Add: Realized Losses on Interest Rate Swaps (1)	Economic Interest Expense	GAAP Net Interest Income	Less: Realized Losses on Interest Rate Swaps (1)	Economic Net Interest Income
For the Years Ended:	(dollars in thousands)
December 31, 2013	$624,714	$908,294	$1,533,008	$2,293,848	$908,294	$1,385,554
December 31, 2012	$667,172	$893,769	$1,560,941	$2,591,973	$893,769	$1,698,204
December 31, 2011	$480,326	$882,395	$1,362,721	$3,099,292	$882,395	$2,216,897

(1)	Interest expense related to our interest rate swaps is recorded in realized gains (losses) on interest rate swaps on the Consolidated Statements of Operations and Comprehensive Income (Loss).

Interest Income and Average Earning Asset Yield

Prepayment speeds, as reflected by the Constant Prepayment Rate, or CPR, and interest rates vary according to the type of investment, conditions in financial markets, competition and other factors, none of which can be predicted with any certainty. In general, as prepayment speeds on our Agency mortgage-backed securities portfolio increase, related purchase premium amortization increases, thereby reducing the yield on such assets. The following table presents the CPR experienced on our Agency mortgage-backed securities portfolio for the periods presented.

                                                      Years Ended                          CPR
                                                December 31, 2013                      14%
                                                December 31, 2012                      20%
                                                December 31, 2011                      17%

Our interest income, which reflects the amortization of purchase premiums and accretion of discounts from our asset portfolio, for the years ended December 31, 2013, 2012 and 2011 was $2.9 billion, $3.3 billion and $3.6 billion, respectively. We had average Interest Earning Assets of $105.4 billion, $117.3 billion and $96.7 billion, and the yield on our average Interest Earning Assets was 2.77%, 2.78%, and 3.70% for the years ended December 31, 2013, 2012 and 2011, respectively. The decline in interest income of $340.6 million for the year ended December 31, 2013 compared to the year ended December 31, 2012 was primarily due to an $11.9 billion decrease in average Interest Earning Assets, partially offset by lower amortization on our Investment Securities resulting from lower prepayment speeds, for the year ended December 31, 2013 compared to the same period in 2012. Interest income decreased by $320.5 million for the year ended December 31, 2012 compared to the year ended December 31, 2011, primarily attributable to a decline in yield on Interest Earning Assets of 92 basis points, partially offset by an increase in average Interest Earning Assets of $20.6 billion.

Economic Interest Expense and the Cost of Interest Bearing Liabilities

Our largest expense is the cost of Interest Bearing Liabilities and interest expense on interest rate swaps, which is recorded in realized gains (losses) on interest rate swaps on the Consolidated Statements of Operations and Comprehensive Income (Loss). We had average Interest Bearing Liabilities of $91.2 billion, $103.4 billion and $84.6 billion for the years ended December 31, 2013, 2012 and 2011, respectively. Our total economic interest expense was $1.5 billion, which included $908.3 million in interest expense on interest rate swaps, $1.6 billion, which included $893.8 million in interest expense on interest rate swaps, and $1.4 billion, which included $882.4 million in interest expense on interest rate swaps, for the years ended December 31, 2013, 2012 and 2011, respectively. Our cost of funds on average Interest Bearing Liabilities was 1.68%, 1.51% and 1.61%, including interest expense on interest rate swaps, for the years ended December 31, 2013, 2012 and 2011, respectively. Economic interest expense, including interest expense on interest rate swaps, for the year ended December 31, 2013 decreased by $27.9 million when compared to the year ended December 31, 2012, primarily due to the $12.2 billion decline in average Interest Bearing Liabilities for the year ended December 31, 2013 compared to the same period in 2012, partially offset by a 17 basis point increase in the cost of Interest Bearing Liabilities, largely attributable to increased swap expense. Economic interest expense, including interest expense on interest rate swaps, for the year ended December 31, 2012 increased by $198.2 million when compared to the same period in 2011, due to the increase in Interest Bearing Liabilities and the increase in notional amount of interest rate swaps. The average Interest Bearing Liabilities increased by $18.8 billion for the year ended December 31, 2012, when compared to the same period in 2011.

The table below shows our average Interest Bearing Liabilities and cost of funds on average Interest Bearing Liabilities as compared to average one-month and average six month LIBOR for the periods presented.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Cost of Funds on Average Interest Bearing Liabilities

	Average Interest Bearing Liabilities	Interest Bearing Liabilities at Period End	Economic Interest Expense(1)	Average Cost of Interest Bearing Liabilities	Average One-Month LIBOR	Average Six-Month LIBOR	Average One-Month LIBOR Relative to Average Six-Month LIBOR	Average Cost of Interest Bearing Liabilities Relative to Average One-Month LIBOR	Average Cost of Interest Bearing Liabilities Relative to Average Six-Month LIBOR
For the Years Ended:	(dollars in thousands)
December 31, 2013	$91,182,731	$67,066,390	$1,533,008	1.68%	0.19%	0.41%	(0.22%)	1.49%	1.27%
December 31, 2012	$103,362,717	$105,914,990	$1,560,941	1.51%	0.24%	0.69%	(0.45%)	1.27%	0.82%
December 31, 2011	$84,595,933	$86,269,611	$1,362,721	1.61%	0.23%	0.51%	(0.28%)	1.38%	1.10%

(1)	Economic interest expense includes interest expense on interest rate swaps.

We do not manage our portfolio to have a pre-designated amount of borrowings at quarter or year end.  Our borrowings at period end are a snapshot of our borrowings as of a date, and this number should be expected to differ from average borrowings over the period for a number of reasons.  The mortgage-backed securities we own pay principal and interest towards the end of each month and the mortgage-backed securities we purchase are typically settled during the beginning of the month.  As a result, depending on the amount of mortgage-backed securities we have committed to purchase, we may retain the principal and interest we receive in the prior month, or we may use it to pay down our borrowings. Moreover, we use interest rate swaps, swaptions and other derivative instruments to hedge our portfolio and as we pledge or receive collateral under these agreements, our borrowings on any given day may be increased or decreased.  Our average borrowings during a quarter will differ from period end borrowings as we implement our portfolio management strategies and risk management strategies over changing market conditions by increasing or decreasing leverage.  Additionally, these numbers will differ during periods when we conduct capital raises, as in certain instances we may purchase additional assets and increase leverage with the expectation of a successful capital raise.  Since our average borrowings and period end borrowings can be expected to differ, we believe our average borrowings during a period provide a more accurate representation of our exposure to the risks associated with leverage.

As of each of December 31, 2013 and 2012, 99% of our debt consisted of borrowings collateralized by a pledge of our Investment Securities. These borrowings appear on our Consolidated Statements of Financial Condition as Repurchase Agreements. All of our Agency mortgage-backed securities and debentures are currently accepted as collateral for these borrowings. However, we limit our borrowings, and thus our potential asset growth, in order to maintain unused borrowing capacity and thus increase the liquidity and strength of our balance sheet. As of December 31, 2013, the term to maturity of our repurchase agreements ranged from one day to six years. Additionally, we have entered into borrowings giving the counterparty the right to call the balance prior to maturity. At December 31, 2013 and 2012, the weighted average cost of funds for all of our borrowings was 2.37% and 1.55%, respectively, including the effect of the interest rate swaps, 4% Convertible Senior Notes due 2015 and 5% Convertible Senior Notes due 2015 (collectively, the Convertible Senior Notes), and the weighted average days to maturity was 208 days and 197 days, respectively.

Economic Net Interest Income

Our economic net interest income, including interest paid on interest rate swaps, totaled $1.4 billion, $1.7 billion and $2.2 billion for the years ended December 31, 2013, 2012 and 2011, respectively. The decline for the year ended December 31, 2013 compared to the same period in 2012 was primarily due to a lower net interest rate spread. Our average Interest Earning Assets decreased by $11.9 billion during the year ended December 31, 2013 compared to the same period in 2012. Our net interest rate spread for the year ended December 31, 2013 was 1.09% compared to 1.29% for the year ended December 31, 2012. Economic net interest income declined by $518.7 million during the year ended December 31, 2012 compared to the same period in 2011, primarily due to a decline in economic interest rate spread of 80 basis points.

The table below shows our average Interest Earning Assets, total interest income, yield on average Interest Earning Assets, average Interest Bearing Liabilities, economic interest expense, cost of funds on average Interest Bearing Liabilities, economic net interest income and net interest rate spread for the periods presented.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Economic Net Interest Income

	Average Interest Earning Assets(1)	Total Interest Income	Yield on Average Interest Earning Assets	Average Interest Bearing Liabilities	Economic Interest Expense(2)	Average Cost of Interest Bearing Liabilities	Economic Net Interest Income(3)	Net Interest Rate Spread
For the Years Ended:	(dollars in thousands)
December 31, 2013	$105,375,229	$2,918,562	2.77%	$91,182,731	$1,533,008	1.68%	$1,385,554	1.09%
December 31, 2012	$117,274,876	$3,259,145	2.78%	$103,362,717	$1,560,941	1.51%	$1,698,204	1.27%
December 31, 2011	$96,702,984	$3,579,618	3.70%	$84,595,933	$1,362,721	1.61%	$2,216,897	2.09%

(1)	Does not reflect unrealized gains/ (losses) or premium/ (discount).
(2)	Economic interest expense includes interest expense on interest rate swaps.
(3)	Economic net interest income includes interest expense on interest rate swaps.

Other Income

Other income is largely comprised of investment advisory fees, net gains or losses on sales of Agency mortgage-backed securities and other investments, dividend income from available-for-sale equity securities and net gains or losses on derivatives.

FIDAC is a registered investment advisor specializing in managing fixed income securities. In October 2013, we sold the net assets and operations of Merganser Capital Management, Inc. (or Merganser), a registered investment advisor specializing in managing fixed income securities, to a third party. Investment advisory income for the years ended December 31, 2013, 2012 and 2011 totaled $43.6 million, $82.1 million and $79.1 million, respectively, net of fees paid to third parties pursuant to distribution service agreements for facilitating and promoting distribution of shares or units to FIDAC’s clients.  The decline in investment advisory income for the year ended December 31, 2013 compared to the same period in 2012 was due to lower advisory fees from affiliates. Investment advisory income for the year ended December 31, 2012 compared to the same period in 2011 increased slightly by $3.1 million.

For the years ended December 31, 2013, 2012 and 2011, we disposed of Investments Securities with a carrying value of $56.8 billion, $32.2 billion and $20.1 billion for an aggregate net gain of $424.1 million, $438.5 million and $206.8 million, respectively.  We may from time to time sell existing assets to acquire new assets, which our management believes might have higher risk-adjusted returns, or to manage our balance sheet as part of our asset/liability management strategy.

Dividend income from our investments in Chimera Investment Corporation (or Chimera) and CreXus (we held shares prior to our acquisition of CreXus, which closed during the second quarter of 2013), totaled $18.6 million, $28.3 million and $31.5 million for the years ended December 31, 2013, 2012 and 2011, respectively. The decline in dividend income for the year ended December 31, 2013 as compared to the same period in 2012 was primarily due to CreXus declaring a dividend for only the first quarter of 2013 as a result of its acquisition. Dividend income for the year ended December 31, 2012 decreased slightly by $3.2 million compared to the same period in 2011. Chimera is and CreXus was managed by our wholly-owned subsidiary FIDAC.

The aggregate net gain (loss) on interest rate swaps was $992.0 million, ($928.4) million and ($2.7) billion for the years ended December 31, 2013, 2012 and 2011, respectively. The change in the aggregate net gain (loss) on interest rate swaps for the year ended December 31, 2013 as compared to the same period in 2012 is primarily attributable to the rise in interest rates experienced in 2013. The change in the aggregate net gain (loss) on interest rate swaps for the year ended December 31, 2012 as compared to the same period in 2011 was primarily attributable to interest rates remaining relatively unchanged in 2012.

General and Administrative Expenses

General and administrative (or G&A) expenses consists of compensation expense, the management fee and other expenses. G&A expenses were $232.1 million, $235.6 million and $237.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. For the year ended December 31, 2013, any compensation expense incurred by us reduced the amount of the management fee by the same amount. G&A expenses as a percentage of average total assets was 0.22%, 0.19% and 0.23% for the years ended December 31, 2013, 2012 and 2011, respectively. The decrease in G&A expenses of $3.5 million for the year ended December 31, 2013 as compared to the same period in 2012 was primarily the result of the pro forma adjustment to the management fee which resulted in lower compensation expenses in 2013, partially offset by an increase in other general and

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

administrative expenses which included $7.3 million related to our acquisition of CreXus in 2013. G&A expenses decreased slightly by $1.8 million for the year ended December 31, 2012 as compared to the same period in 2011.
The table below shows our total G&A expenses as compared to average total assets and average equity for the periods presented.

G&A Expenses and Operating Expense Ratios

	Total G&A Expenses	Total G&A Expenses/Average Assets	Total G&A Expenses/Average Equity
For the Years Ended:	(dollars in thousands)
December 31, 2013	$232,081	0.22%	1.66%
December 31, 2012	$235,559	0.19%	1.45%
December 31, 2011	$237,344	0.23%	1.73%

Unrealized Gains and Losses

With our “available-for-sale” accounting treatment, unrealized fluctuations in market values of assets do not impact our GAAP or taxable income but rather are reflected on our balance sheet by changing the carrying value of the asset and stockholders’ equity under “Accumulated Other Comprehensive Income (Loss).” As a result of this fair value accounting treatment, our book value and book value per share are likely to fluctuate far more than if we used historical amortized cost accounting. As a result, comparisons with companies that use historical cost accounting for some or all of their balance sheet may not be meaningful.

The table below shows cumulative unrealized gains and losses on our available-for-sale investments reflected in the Consolidated Statements of Financial Condition.

Unrealized Gains and Losses
	As of December 31,
	2013	2012
	(dollars in thousands)
Unrealized gain	$600,034	$3,092,778
Unrealized loss	(3,348,967)	(39,536)
Net unrealized gain (loss)	$(2,748,933)	$3,053,242

Unrealized changes in the estimated fair value of available-for-sale investments may have a direct effect on our potential earnings and dividends: positive changes will increase our equity base and allow us to increase our borrowing capacity while negative changes tend to limit borrowing capacity under our investment policy.  A very large negative change in the net fair value of our available-for-sale investment securities might impair our liquidity position, requiring us to sell assets with the likely result of realized losses upon sale.

The decline in value of these securities for the year ended December 31, 2013 is solely due to market conditions and not the quality of the assets.  Substantially all of the Agency mortgage-backed securities are “AAA” rated or carry an implied “AAA” rating. The investments are not considered to be other-than-temporarily impaired because we currently have the ability and intent to hold the investments to maturity or for a period of time sufficient for a forecasted market price recovery up to or beyond the cost of the investments, and it is not more likely than not that we will be required to sell the investments before recovery of the amortized cost bases, which may be maturity. Also, we are guaranteed payment of the principal amount of the securities by the respective issuing government agency.

Net Income and Return on Average Equity

Our net income was $3.7 billion, $1.7 billion and $344.5 million for the years ended December 31, 2013, 2012 and 2011, respectively. Our return on average equity was 26.70%, 10.71% and 2.51% for the years ended December 31, 2013, 2012 and 2011, respectively.

The table below shows the components of our return on average equity for the periods presented.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Components of Return on Average Equity
(dollars in thousands)

	Economic Net Interest Income/ Average Equity(1)	Net Investment Advisory and Service Fees/Average Equity	Realized and Unrealized Gains and Losses/Average Equity	Other Income (Loss)/Average Equity(2)	G&A Expenses/ Average Equity	Income Taxes/ Average Equity	Return on Average Equity
For the Years Ended:
December 31, 2013	9.92%	0.31%	18.25%	(0.06%)	(1.66%)	(0.06%)	26.70%
December 31, 2012	10.48%	0.51%	1.22%	0.17%	(1.45%)	(0.22%)	10.71%
December 31, 2011	16.18%	0.58%	(12.36%)	0.27%	(1.73%)	(0.43%)	2.51%

(1)	Economic net interest income includes interest expense on interest rate swaps.
(2)	Other income (loss) includes dividend income from affiliates, impairment of goodwill, loss on previously held equity interest in CreXus and other income (loss).

Financial Condition

Total assets were $81.9 billion and $133.5 billion as of December 31, 2013 and 2012, respectively. The change was primarily due to a $53.6 billion decrease in Agency mortgage-backed securities partially offset by an increase in commercial real estate debt and preferred equity related to our acquisition of CreXus Investment Corp. in April 2013 and subsequent growth of the commercial portfolio.

Investment Securities

Substantially all of our Agency mortgage-backed securities at December 31, 2013 and 2012 were backed by single-family mortgage loans. Substantially all of the mortgage assets underlying these mortgage-backed securities were secured with a first lien position on the underlying single-family properties. Our mortgage-backed securities were largely Freddie Mac, Fannie Mae or Ginnie Mae pass through certificates or CMOs, which carry an actual or implied “AAA” rating. We carry all of our Agency mortgage-backed securities at fair value.

We accrete discount balances as an increase to interest income over the expected life of the related Interest Earning Assets and we amortize premium balances as a decrease to interest income over the expected life of the related Interest Earning Assets.  At December 31, 2013, and 2012 we had on our Consolidated Statements of Financial Condition a total of $25.7 million and $27.4 million, respectively, of unamortized discount (which is the difference between the remaining principal value and current amortized cost of our Investment Securities acquired at a price below principal value) and a total of $4.6 billion and $5.9 billion, respectively, of unamortized premium (which is the difference between the remaining principal value and the current amortized cost of our Investment Securities acquired at a price above principal value).

We received mortgage principal repayments of $21.7 billion and $35.1 billion for the years ended December 31, 2013 and 2012, respectively.  The average prepayment speed for the years ended December 31, 2013 and 2012 was 14% and 20%, respectively.  Given our current portfolio composition, if mortgage principal prepayment rates were to increase over the life of our mortgage-backed securities, all other factors being equal, our net interest income would decrease during the life of these mortgage-backed securities as we would be required to amortize our net premium balance into income over a shorter time period.  Similarly, if mortgage principal prepayment rates were to decrease over the life of our mortgage-backed securities, all other factors being equal, our net interest income would increase during the life of these mortgage-backed securities as we would amortize our net premium balance over a longer time period.

The table below summarizes certain characteristics of our Agency mortgage-backed securities and Agency debentures, excluding interest-only securities, as of the dates presented.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Agency Mortgage-Backed Securities and Agency Debentures
(dollars in thousands)

	Principal Amount	Net Premium	Amortized Cost	Amortized Cost/Principal Amount	Carrying Value	Carrying Value/Principal Amount	Weighted Average Coupon Rate	Weighted Average Yield
At December 31, 2013	$71,430,069	$3,558,168	$74,988,237	104.98%	$72,238,708	101.13%	3.62%	2.89%
At December 31, 2012	$118,226,692	$5,032,210	$123,258,902	104.26%	$126,316,768	106.84%	3.98%	2.79%

The tables below summarize certain characteristics of our Agency mortgage-backed securities and Agency debentures and interest-only securities, as of the dates presented. The index level for adjustable-rate Agency mortgage-backed securities and Agency debentures is the weighted average rate of the various short-term interest rate indices, which determine the coupon rate.

Adjustable-Rate Agency Mortgage-Backed Securities and Agency Debentures
(dollars in thousands)

	Principal Amount	Weighted Average Term to Next Adjustment	Weighted Average Lifetime Cap	Weighted Average Coupon Rate	Weighted Average Asset Yield	Principal Amount at Period End as % of Total Investment Securities
At December 31, 2013	$6,719,599	33 months	6.44%	2.81%	2.80%	9.41%
At December 31, 2012	$8,298,988	37 months	8.34%	3.16%	2.51%	7.02%

Fixed-Rate Agency Mortgage-Backed Securities and Agency Debentures Characteristics
(dollars in thousands)

	Principal Amount	Weighted Average Coupon Rate	Weighted Average Asset Yield	Principal Amount at Period End as % of Total Investment Securities
At December 31, 2013	$64,710,470	3.71%	2.90%	90.59%
At December 31, 2012	$109,927,704	4.04%	2.82%	92.98%

Agency Interest-Only Mortgage-Backed Securities
(dollars in thousands)

	Notional Amount	Net Premium	Amortized Cost	Amortized Cost/Notional Amount	Carrying Value	Carrying Value/Notional Amount	Weighted Average Coupon Rate	Weighted Average Asset Yield
At December 31, 2013	$7,374,675	$1,041,990	$1,041,990	14.13%	$1,120,126	15.19%	3.82%	9.00%
At December 31, 2012	$5,862,912	$797,080	$797,080	13.60%	$656,007	11.19%	4.14%	(4.83%)

At December 31, 2013 and 2012, we held Agency mortgage-backed securities and Agency debentures, excluding interest-only securities, with coupons linked to various indices.  The following tables detail the portfolio characteristics by index.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Adjustable-Rate Agency Mortgage-Backed Securities and Agency Debentures by Index
December 31, 2013

	Six-Month Libor	Twelve Month Libor	12-Month Moving Average	11th District Cost of Funds	1-Year Treasury Index	Other Indices(1)
Weighted average term to next adjustment	4 mo.	40 mo.	1 mo.	1 mo.	18 mo.	34 mo.
Weighted average annual period cap	1.78%	2.00%	0.00%	0.00%	2.00%	0.00%
Weighted average lifetime cap at December 31, 2013	11.20%	9.81%	7.36%	10.80%	10.74%	2.36%
Investment principal value as percentage of Investment Securities at December 31, 2013	0.40%	4.04%	0.28%	0.23%	0.18%	4.28%

(1)	Combination of indices that account for less than 0.05% of total or adjust over time, without a reset index.

Adjustable-Rate Agency Mortgage-Backed Securities and Agency Debentures by Index
December 31, 2012

	One-Month Libor	Six-Month Libor	Twelve Month Libor	12-Month Moving Average	11th District Cost of Funds	1-Year Treasury Index	Other Indices(1)
Weighted average term to next adjustment	1 mo.	5 mo.	42 mo.	3 mo.	3 mo.	23 mo.	40 mo.
Weighted average annual period cap	0.82%	1.70%	2.00%	0.00%	0.17%	1.89%	0.00%
Weighted average lifetime cap at December 31, 2012	6.10%	11.15%	9.85%	9.44%	10.71%	11.34%	4.82%
Investment principal value as percentage of Investment Securities at December 31, 2012	0.10%	0.30%	3.71%	0.21%	0.20%	0.25%	2.30%

(1)	Combination of indices that account for less than 0.05% of total or adjust over time, without a reset index.

Contractual Obligations

The following table summarizes the effect on our liquidity and cash flows from contractual obligations for repurchase agreements, Convertible Senior Notes, interest expense on repurchase agreements and Convertible Senior Notes, the non-cancelable office leases and employment agreements as of December 31,

2013.  The table does not include the effect of net interest rate payments under our interest rate swap agreements.  The net swap payments will fluctuate based on monthly changes in the receive rate.  As of December 31, 2013, the interest rate swaps had a net negative fair value of $582.8 million.

	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(dollars in thousands)
Repurchase agreements	$51,931,001	$6,390,000	$3,360,000	$100,000	$61,781,001
Interest expense on repurchase agreements, based on rates at December 31, 2013	244,659	298,243	41,515	694	585,111
Convertible Senior Notes	-	857,541	-	-	857,541
Interest expense on Convertible Senior Notes	41,802	14,600	-	-	56,402
Long-term operating lease obligations	2,103	377	-	-	2,480
Employment contracts of our subsidiaries	2,550	-	-	-	2,550
Total	$52,222,115	$7,560,761	$3,401,515	$100,694	$63,285,085

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

We had no material unfunded loan commitments as of December 31, 2013.

In the coming periods, we expect to continue to finance our Agency mortgage-backed securities in a manner that is consistent with our current operations via repurchase agreements. We also intend to consider using securitization structures or other term structures to finance certain of our mortgage loans. During the year ended December 31, 2013, we received $21.7 billion from principal repayments and $56.5 billion in cash from disposal of Investment Securities. During the year ended December 31, 2012, we received $35.1 billion from principal repayments and $32.3 billion in cash from disposal of Investment Securities.

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

Capital Management

Maintaining a strong balance sheet that can support the business even in times of economic stress and market volatility is of critical importance to our business strategy. A strong and robust capital position is essential to executing our investment strategy. The firm’s capital strategy is predicated on a strong capital position, which enables us to execute our investment strategy regardless of the market environment.

Our Internal Capital Adequacy Assessment Program (or ICAAP) framework supports capital and business performance measurement, and is integrated within the overall risk governance framework.  The ICAAP framework is designed to align capital measurement with the firm’s risk appetite.

The firm’s objective is to maintain an active ICAAP that reflects sound governance, requires active assessment and reporting of internal capital adequacy, incorporates stress testing based on internal and external factors and identifies potential capital actions to ensure the firm’s capital and available financial resources remain in excess of internal capital requirements.

The capital policy defines the parameters and principles supporting a comprehensive capital management practice, including processes that effectively identify, measure and monitor risks impacting capital adequacy.  The capital assessment process considers the precision in risk measures as well as the volatility of exposures and the relative activities producing risk. Parameters used in modeling economic capital must align with the firm’s risk appetite.

Economic capital is our internal quantification of the risks inherent in our business and considers the amount of capital our firm needs as a buffer to protect against risk.  It is considered the capital needed to remain solvent under extreme scenarios. It is a probabilistic measure of potential future losses at a given confidence level over a given time horizon.

The major risks impacting capital applicable to us are liquidity, investment/market, credit, counterparty, operational, and other risks such as compliance, legal and regulatory risk. For further discussion of the risks the firm is subject to, please see "Risk Factors" above.

Capital requirements are based on maintaining levels above approved limits, ensuring the quality of our capital appropriately reflects our asset mix, market and funding structure. As such we use a complement of capital metrics and related threshold levels to measure and analyze our capital from a magnitude and composition perspective. Our policy is to maintain an appropriate amount of available financial resources over the aggregate economic capital requirements.

Available Financial Resources (or AFR) is the actual capital held to protect against the unexpected losses measured in our capital management process and may include:

    ■    Common and preferred equity

    ■    Other forms of equity-like capital

    ■    Surplus credit reserves over expected losses

    ■    Other loss absorption instruments

In the event we fall short of our internal limits we will take appropriate actions which may include asset sales, changes in asset mix, reductions in asset purchases or originations, issuance of capital or other capital enhancing or risk reduction strategies.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Stockholders’ Equity

The following table provides a summary of total stockholders’ equity as of December 31, 2013 and 2012:

	2013	2012
Stockholders’ Equity:	(dollars in thousands)
7.875% Series A Cumulative Redeemable Preferred Stock	$177,088	$177,088
7.625% Series C Cumulative Redeemable Preferred Stock	290,514	290,514
7.50% Series D Cumulative Redeemable Preferred Stock	445,457	445,457
Common stock	9,474	9,472
Additional paid-in capital	14,765,761	14,740,774
Accumulated other comprehensive income (loss)	(2,748,933)	3,053,242
Accumulated deficit	(534,306)	(2,792,103)
Total stockholders’ equity	$12,405,055	$15,924,444

Common and Preferred Stock

During the years ended December 31, 2013, 2012 and 2011, 166,000, 603,000 and 679,000 options were exercised for an aggregate exercise price of $2.2 million, $8.4 million and $9.0 million, respectively.

During the years ended December 31, 2013, 2012 and 2011, we issued 219,000, 170,000 and 26.2 million shares and raised $2.9 million, $2.8 million and $455.5 million, respectively, through the Direct Purchase and Dividend Reinvestment Program.

During the years ended December 31, 2012 and 2011, 1.3 million and 320,000 shares of 6.00% Series B Cumulative Convertible Preferred Stock (or Series B Preferred Stock) were converted into 4.0 million and 906,000 shares of common stock, respectively.

On March 19, 2012, we entered into six separate Distribution Agency Agreements (or Distribution Agency Agreements) with each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse Securities (USA) LLC, Goldman, Sachs & Co., J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC and RCap (together, the Agents).  Pursuant to the terms of the Distribution Agency Agreements, we may sell from time to time through the Agents, as our sales agents, up to 125,000,000 shares of our common stock. We did not make any sales under the Distribution Agency Agreements during the years ended December 31, 2013 and 2012.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

On October 16, 2012, we announced that our board of directors authorized the repurchase of up to $1.5 billion of our outstanding common shares over a 12 month period. All common shares purchased were part of a publicly announced plan in open-market transactions. During the year ended December 31, 2012, we repurchased approximately 27.8 million shares of our outstanding common stock for $397.1 million, of which $141.1 million had not settled at December 31, 2012. During the year ended December 31, 2013, we did not repurchase any shares of our outstanding common stock.

Distributions to Stockholders

During the year ended December 31, 2013, we declared dividends to common stockholders totaling $1.4 billion, or $1.50 per common share, of which $284.2 million, or $0.30 per common share, was paid to stockholders on January 31, 2014. During the year ended December 31, 2013, we declared dividends to Series A Preferred stockholders totaling approximately $14.6 million or $1.97 per share, Series C Preferred stockholders totaling approximately $22.9 million or $1.91 per share, Series D Preferred stockholders totaling approximately $34.5 million or $1.88 per share.

During the year ended December 31, 2012, we declared dividends to common stockholders totaling $2.0 billion or $2.05 per share, of which $432.2 million were paid to stockholders on January 29, 2013. During the year ended December 31, 2012, we declared dividends to Series A Preferred stockholders totaling approximately $14.6 million or $1.97 per share, Series B Preferred stockholders totaling approximately $289,000 or $0.375 per share, Series C Preferred stockholders totaling approximately $14.3 million or $1.19 per share, Series D Preferred stockholders totaling approximately $10.4 million or $0.56 per share.

During the year ended December 31, 2011, we declared dividends to common stockholders totaling $2.2 billion or $2.44 per share, of which $552.8 million were paid to stockholders on January 27, 2012. During the year ended December 31, 2011, we declared dividends to Series A Preferred stockholders totaling approximately $14.6 million or $1.97 per share, and Series B Preferred stockholders totaling approximately $2.3 million or $1.50 per share, which were paid to stockholders on January 3, 2012.

Leverage and Capital

We believe that it is prudent to maintain a conservative debt-to-equity ratio as there continues to be volatility in the mortgage and credit markets. Our capital policy governs our capital and leverage position including setting limits. Based on the guidelines, we generally expect to maintain a ratio of debt-to-equity of less than 12:1. Our actual leverage ratio varies from time to time based upon various factors, including our management’s opinion of the level of risk of our assets and liabilities, our liquidity position, our level of unused borrowing

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

capacity, the availability of credit, over-collateralization levels required by lenders when we pledge assets to secure borrowings and our assessment of domestic and international market conditions.

Our debt-to-equity ratio at December 31, 2013 (including loan participation sold and mortgages payable which are non-recourse to us) and December 31, 2012 was 5.0:1 and 6.5:1, respectively. Our capital ratio, which represents our ratio of stockholders’ equity to total assets, was 15.1% and 11.9% at December 31, 2013 and 2012, respectively. Our net capital ratio was 15.9% and 12.3% at December 31, 2013 and 2012, respectively. Our net capital ratio represents our ratio of stockholders’ equity to total assets, adjusted to reflect net balances of U.S. Treasury securities and U.S. Treasury securities sold, not yet purchased, reverse repurchase agreements and repurchase agreements, and securities borrowed and securities loaned.

Risk Management

We are subject to a variety of risks in the ordinary conduct of our business. The effective management of these risks is of critical importance to the overall success of the firm. The objective of our risk management framework is to measure, monitor and manage these risks. Our risk management framework is intended to facilitate a holistic, enterprise wide view of risk. We have built a strong and collaborative risk culture throughout the firm focused on awareness which ensures the key risks are understood and managed appropriately. Each employee is accountable for monitoring and managing risk within their area of responsibility.

Risk Developments in 2013

As a leading mortgage REIT we own a portfolio of real estate investments and strive to generate net income for our stockholders, earning a spread between the yield on our assets and the cost of our borrowings.  Accordingly, we closely monitor conditions in the market that may negatively affect the value of our assets and the access and cost of our borrowings.

The economic conditions during 2013 were challenging and attributed to volatility in the fixed income markets.  While GDP improved steadily during the year and the economy appears to continue moving towards the FOMC targets, details beyond the headline numbers may reveal economic weakness.  In addition, the employment situation has improved during the year as measured by average monthly employment increases and a decline in the unemployment rate.  While the employment picture may look positive, many of the improvements in metrics can be attributed to reduced labor force participation.  During the year the FOMC continued an accommodative monetary policy conducting open market operations (commonly known as QE3) which began in September 2012, but have more recently reduced purchases of U.S. Treasury and Agency mortgage-backed securities.  In addition, the FOMC has provided forward guidance to the markets as to the level of rates.  As a result we have seen significant volatility in the fixed income markets and the value of our assets during the year.

There is also considerable uncertainty surrounding financial regulatory reform which we continue to monitor closely as it may impact our investment portfolio and our availability and cost of borrowing.  There have been many proposed and enacted legislation by various regulatory bodies.  Those regulations may impact the future of the Agencies, wholesale funding markets, bank capital levels and market liquidity in general.

Due to the economic uncertainty as well as the myriad of financial regulation which may directly or indirectly affect us we decreased leverage throughout the year strengthening our balance sheet and liquidity profile.

Risk Appetite

We maintain a firm-wide risk appetite statement which defines the types and levels of risk the firm is willing to take in order to achieve its business objectives, and reflects our risk management philosophy.  Fundamentally, we will only engage in risk activities based on our core expertise that enhance value for our stockholders. Our activities focus on capital preservation and income generation through proactive portfolio management, supported by a conservative liquidity and leverage posture.

The risk appetite statement asserts the following key parameters to guide our risk management activities.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Portfolio composition
We will maintain a high quality asset portfolio with (1) at least 75% of the portfolio to be high quality mortgage-backed securities and short term investments (equivalency rating of AA+ or better) and (2) an aggregate weighted average equivalency rating of single “A” or better.

Leverage	We will operate at a debt-to-equity ratio no greater than 12:1.
Capital buffer
We will maintain an excess capital buffer, of which at least 25% will be invested in AAA rated mortgage-backed securities (or assets of similar or better liquidity characteristics), to meet the liquidity needs of the firm.

Interest rate risk	We will manage interest rate risk to protect the portfolio from adverse rate movements.
Hedging	We will use swaps and other derivatives to hedge market risk, targeting both income and capital preservation.
Capital preservation	We will seek to protect our capital base through disciplined risk management practices.
Compliance	We will comply with regulatory requirements needed to maintain our REIT status and our exemption from registration under the Investment Company Act.

Governance

Risk management begins with our board of directors, through the review and oversight of the risk management framework, and executive management, through the ongoing formulation of risk management practices and related execution in managing risk. The board of directors exercises its oversight of risk management primarily through the Board Risk Committee (or BRC) and Board Audit Committee (or BAC).  Integral to the governance framework are board of directors and management level committees expressly engaged in the enterprise risk management process. The BRC is responsible for oversight of our risk governance structure, risk management and risk assessment guidelines and policies regarding investment/market, credit, operational, liquidity risk and such other risks as necessary to fulfill the BRC’s duties and responsibilities, our risk tolerance and our capital, liquidity and funding. The BAC is responsible for oversight of the quality and integrity of our accounting, internal controls and financial reporting practices, including independent auditor selection, evaluation and review, and oversight of the internal audit function.

Risk assessment and risk management are the responsibility of our management. The BRC’s responsibility in this regard is one of oversight and review. The BRC will review and discuss, as and when appropriate, with management our risk governance structure and our risk management and risk assessment guidelines and policies. The BRC oversees our process and policies for determining risk tolerance and reviews management’s measurement and monitoring of risk tolerances against established limits. The BRC and BAC also receive regular reports from management on various matters related to risk exposure and the internal control environment.

A series of management committees have oversight or decision-making responsibilities for risk management activities. Memberships of these committees are reviewed regularly to ensure the appropriate personnel are engaged in the risk management process. Three primary management committees have been established to provide a comprehensive framework for risk management. The management committees responsible for risk management of the firm include the Enterprise Risk Committee, Asset and Liability Committee and the Financial Reporting and Disclosure Committee. While these committees work in collaboration, they each have defined responsibilities which are summarized below.

Audit Services is an independent function with reporting lines to the BAC. Audit Services is responsible for performing our internal audit activities, which includes independently assessing and validating key controls within the risk management framework.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Annaly Board of Directors
Board Risk Committee
Board Audit Committee
Annaly Operating Committee
Audit Services
Enterprise Risk Committee (ERC)
Asset and Liability Committee (ALCO)
Financial Reporting and Disclosure Committee (FRDC)
– Oversight of enterprise-wide risk
– Review of risks overseen by ALCO and FRDC
– Additional Risks overseen:
– Operations
– IT / MIS
– Compliance
– Legal & Regulatory
– Reputational
– New business initiatives risk assessment
– Also responsible for monitoring and oversight of internal controls environment
– Oversight of portfolio risk, asset allocation, financing, and investment decisions across all business lines
– Risks overseen:
– Investment / Market
– Liquidity
– Credit
– Capital / Funding
– Counterparty
– Oversight of all financial reporting and disclosure matters
– Monitoring of internal controls over financial reporting
– Oversight of SOX program
– Active monitoring of changes in GAAP / Tax standards

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Description of Risks We are subject to a variety of risks due to the business we operate. Risk categories are an important component	of a robust enterprise wide risk management framework. We have identified the following primary categories that are utilized throughout the firm to identify, assess, measure and monitor risk.

Risk	Description
Liquidity Risk
Risk to earnings, capital or business arising from our inability to meet our obligations when they come due without incurring unacceptable losses because of inability to liquidate assets or obtain adequate funding.

Investment/Market Risk
Risk to earnings, capital or business resulting in the decline in value of our assets or an increase in the costs of financing caused from changes in market variables, such as interest rates, which affect the values of invested securities and other investment instruments.

Credit and Counterparty Risk
Risk to earnings, capital or business, resulting from an obligor’s or counterparty's failure to meet the terms of any contract or otherwise failure to perform as agreed. This risk is present in lending, investing, funding and hedging activities.

Operational Risk	Risk to earnings, capital, reputation or business arising from inadequate or failed internal processes or systems, human factors or external events. Model risk is included in operational risk.
Compliance, Regulatory and Legal Risk
Risk to earnings, capital, reputation or conduct of business arising from violations of, or nonconformance with internal and external applicable rules and regulations, losses resulting from lawsuits or adverse judgments, or from changes in the regulatory environment that may impact our business model.

Liquidity Risk Management

Our liquidity risk management strategy is designed to ensure the availability of sufficient resources to support our business and meet our financial obligations under both normal and adverse market and business environments. Our liquidity risk framework is intended to ensure policies are in place which includes a risk limit structure and ongoing monitoring against those limits. Our liquidity risk management practices have been formulated based on empirical experience operating through business cycles and periods of market volatility including the recent financial crisis. Our liquidity risk management practices consist of the following primary elements:

Funding	Availability of diverse and stable sources of funds.
Excess Liquidity	Excess liquidity primarily in the form of unencumbered assets.
Maturity Profile	Diversity and tenor of liabilities and modest use of leverage.
Stress Testing	Scenario modeling to measure the resiliency of our liquidity position.
Liquidity Management Policies	Comprehensive policies including monitoring, risk limits and a contingent funding plan (CFP).

Funding

Our primary financing sources are repurchase agreements and various forms of equity. Through the judicious use of leverage, we maintain excess liquidity through investing in high quality unencumbered assets, which serve as our capital buffer.

Repurchase agreements are our primary source of debt financing. We conservatively manage our repurchase agreement (or repo) funding position through a variety of methods including diversity, breadth and depth of counterparties and maintaining a staggered and longer-term maturity profile.

We anticipate that, upon repayment of each borrowing under a repurchase agreement, we will use the collateral

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

immediately for borrowing under a new repurchase agreement.  We have not at the present time entered into any commitment agreements under which the lender would be required to enter into new repurchase agreements during a specified period of time.

Our repurchase agreements generally provide that the valuations for the Agency mortgage-backed securities securing our repurchase agreements are to be obtained from a generally recognized source agreed to by the parties. However, our repurchase agreements provide that our lenders have the sole discretion to determine the value of the Agency mortgage-backed securities securing our repurchase agreements.  In determining the value of the Agency mortgage-backed securities securing our repurchase agreements, such lenders are required to act in good faith in making such valuation determinations and, in certain of these instances, are also required to act reasonably in this determination.  Our repurchase agreements generally provide that in the event of a margin call we must provide additional securities or cash on the same business day that a margin call is made.  Through December 31, 2013, we did not have any margin calls on our repurchase agreements that we were not able to satisfy with either cash or additional pledged collateral.  However, should prepayment speeds on the mortgages underlying our Agency mortgage-backed securities and/or market interest rates suddenly increase or market values decrease, margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.

At December 31, 2013, we had total pledged collateral for repurchase agreements and interest rate swaps of $67.9 billion.  The weighted average haircut was approximately 5% on repurchase agreements. The quality and character of the Agency mortgage-backed securities that we pledge as collateral under the repurchase agreements and interest rate swaps did not materially change during the year ended December 31, 2013 compared to the year ended December 31, 2012, and our counterparties did not materially alter any requirements, including required haircuts, related to the collateral we pledge under repurchase agreements and interest rate swaps during the year ended December 31, 2013.

We had outstanding $61.8 billion with a weighted average borrowing rate of 0.68% and weighted average remaining maturities of 204 days as of December 31, 2013.

At December 31, 2013 the repurchase agreements had the following remaining maturities and weighted average rates:

	December 31, 2013
	Repurchase Agreements	Weighted Average Rate	% of Total
	(dollars in thousands)
1 day	$-	0.00%	0.0%
2 to 29 days	21,171,574	0.36%	34.3%
30 to 59 days	13,373,921	0.43%	21.6%
60 to 89 days	3,592,266	0.44%	5.8%
90 to 119 days	4,010,334	0.52%	6.5%
Over 120 days	19,632,906	1.29%	31.8%
Total	$61,781,001	0.68%	100.0%

Excess Liquidity

Our primary source of liquidity for the firm is the availability of unencumbered assets which may be provided as collateral to support additional funding needs. We target minimum thresholds of available, unencumbered assets to maintain excess liquidity. The following table illustrates our asset portfolio and those which are available to support potential collateral obligations and funding needs. Assets are considered encumbered if pledged as collateral against an existing liability, and therefore no longer available to support additional funding. An asset is considered unencumbered if it has not been pledged. The following table provides the carrying amount of our encumbered and unencumbered financial assets as of December 31, 2013:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

	Encumbered	Unencumbered	Total
	(dollars in thousands)
Financial Assets:
Cash and cash equivalents	$371,790	$180,646	$552,436
Investments, at fair value:
U.S. Treasury securities	1,113,027	-	1,113,027
Agency mortgage-backed securities	63,897,873	6,830,483	70,728,356
Agency debentures	2,931,261	38,625	2,969,886
Commercial real estate debt and preferred equity	-	1,583,969	1,583,969
Corporate debt	-	117,687	117,687
Total financial assets	$68,313,951	$8,751,410	$77,065,361
The amounts reflected in the table above are on a settlement date basis and may differ from the total positions reported on the Consolidated Statements of Financial Condition.

We maintain liquid assets in order to satisfy our current and future obligations in normal and stressed operating environments. These are held as the primary means of liquidity risk mitigation. The composition of our liquid assets is considered as well and is subject to certain parameters.  The composition is monitored for concentration risk, asset type and ratings. We believe the assets we consider liquid can be readily converted into cash, through liquidation or used as collateral in financing arrangements. Liquid assets comprise cash and cash equivalents, highly liquid securities including U.S. Treasury and Agency securities and other assets which we determine have characteristics indicative of sufficient liquidity during normal and stressed market environments. Our non-cash assets are largely actual or implied AAA assets, and accordingly, we have not had, nor do we anticipate having, difficulty in converting our assets to cash. Our balance sheet also generates liquidity on an on-going basis through mortgage principal and interest repayments and net earnings held prior to payment of dividends. The majority of our liquid assets are held at our parent level or in unrestricted subsidiaries. Carrying value represents the market value of assets. The following table presents our liquid and total assets as of December 31, 2013.

Liquid Assets	Carrying Value
(dollars in thousands)
Cash and cash equivalents	$552,436
U.S. Treasury and Agency securities	74,476,749
Total liquid assets	$75,029,185
Percentage of liquid assets to total assets	91.59%

Maturity Profile

We consider the profile of our assets, liabilities and derivatives when managing both liquidity risk as well as investment/market risk employing a measurement of both the maturity gap and interest rate gap.

We determine the amount of liquid assets that are required to be held by monitoring several liquidity metrics.  We utilize several modeling techniques to analyze our current and potential obligations including the expected cash flow from our assets, liabilities and derivatives. The following table illustrates the expected maturities and cash flows of our assets, liabilities and derivatives. The table is based on a static portfolio and assumes no reinvestment of asset cash flows and no future liabilities are entered into. In assessing the maturity of our assets, liabilities and off balance sheet obligations we typically use the stated maturities unless otherwise described below. Asset and liability cash flows are included in the maturity analysis as follows:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

●   Cash and cash equivalents are included in the ‘within 3 months’ maturity bucket, and not the contractual maturity as they are typically held for a short period of time;
●   Repo, reverse repo, debt securities and securities loaned and borrowed are modeled based on their contractual maturity and segmented into the appropriate maturity bucket;
●   Assets that exhibit prepayment characteristics, including Agency mortgage-backed securities, are placed into maturity buckets based on their prepay adjusted cash flows;
●   Assets with stated maturities, including Agency debentures and U.S. Treasury securities, are placed into maturity buckets based on their contractual maturities;
●   Financial assets with no contractual maturity including certain types of commercial real estate assets are included in the ‘3 years and over’ maturity bucket; and
●   Loans or other off balance sheet commitments are classified on the basis of the earliest date which they can be drawn down.

Our interest rate sensitivity gap is the difference between Interest Earning Assets and Interest Bearing Liabilities maturing or re-pricing within a given time period. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities. A gap is considered negative when the amount of interest-rate sensitive liabilities exceeds interest-rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to affect net interest income adversely. Because different types of assets and liabilities with the same or similar maturities may react differently to changes in overall market rates or conditions, changes in interest rates may affect net interest income positively or negatively even if an institution were perfectly matched in each maturity category. The amount of assets and liabilities utilized to compute our interest rate sensitivity gap was determined in accordance with the contractual terms of the assets and liabilities, except adjustable-rate loans and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature. The amount of repurchase agreements has been adjusted to include the effects of interest rate swaps, which effectively lock in our financing costs for a longer term. The interest rate sensitivity of our assets and liabilities in the table could vary substantially based on actual prepayment experience.

	Less than 3 Months	3-12 Months	More than 1 Year to 3 Years	3 Years and Over	Total
Financial Assets:	(dollars in thousands)
Cash and cash equivalents	$552,436	$-	$-	$-	$552,436
Reverse repurchase agreements	100,000	-	-	-	100,000
Securities borrowed	2,582,893	-	-	-	2,582,893
U.S. Treasury securities	-	-	189,465	928,450	1,117,915
Agency Mortgage-backed securities (principal)	2,148	60,576	1,872,362	66,209,235	68,144,321
Agency debentures (principal)	-	-	-	3,285,748	3,285,748
Corporate debt (principal)	-	-	12,489	105,935	118,424
Commercial real estate debt and preferred equity (principal)	12,973	2,071	447,319	1,124,860	1,587,223
Total financial assets	$3,250,450	$62,647	$2,521,635	$71,654,228	$77,488,960

Financial Liabilities:
Repurchase agreements	$38,137,761	$13,793,240	$6,390,000	$3,460,000	$61,781,001
U.S. Treasury securities sold, not yet purchased	-	-	928,565	989,829	1,918,394
Securities loaned	2,527,668	-	-	-	2,527,668
Convertible Senior Notes (principal)	-	-	857,541	-	857,541
Participations Sold	-	-	-	14,050	14,050
Total financial liabilities	$40,665,429	$13,793,240	$8,176,106	$4,463,879	$67,098,654

Maturity gap	$(37,414,979)	$(13,730,593)	$(5,654,471)	$67,190,349	$10,390,306

Cumulative maturity gap	$(37,414,979)	$(51,145,572)	$(56,800,043)	$10,390,306

Interest rate sensitivity gap	$15,536,338	$(13,070,701)	$(29,139,107)	$37,063,816	$10,390,346

Cumulative rate sensitivity gap	$15,536,338	$2,465,637	$(26,673,470)	$10,390,346

Cumulative rate sensitivity gap as a % of total rate sensitive assets	20.05%	3.18%	(34.42%)	13.41%

The methodologies we employ for evaluating interest rate risk include an analysis of our interest rate “gap”, measurement of the duration and convexity of our portfolio and sensitivities to interest rates and spreads.  The gap is the difference between Interest Earning Assets and Interest Bearing Liabilities including the effect of derivatives. A gap is considered negative when the amount of interest-rate sensitive liabilities and derivatives exceed interest-rate sensitive assets.  During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income.  During a period of falling interest rates the opposite would be expected.  Because different types of assets and liabilities with the same or similar maturities may react differently to changes in overall market rates or conditions, changes in interest rates may affect net interest income differently than expected. The

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

table above sets forth the estimated interest rate sensitivity of our Interest Earning Assets and Interest Bearing Liabilities and hedges at December 31, 2013.  The interest rate sensitivity of our assets and liabilities in the table could vary substantially based on actual experience.

Stress Testing

We utilize liquidity stress testing to ensure we have sufficient liquidity under a variety of scenarios and stresses. These stress tests are considered and assist with the management of our pool of liquid assets, and influence our current and future funding plans. Our stress tests are modeled over both short term and longer time horizons. The stresses applied include market-wide and firm-specific stresses. Standard stress tests are performed regularly. Some of the elements used in our stress testing are as follows:

●    Stress tests assume all contractual obligations are met
●   Unencumbered liquid collateral haircuts increase, therefore decreasing the liquidity generated against those assets
●    Unencumbered illiquid assets are assumed to have no liquidity value
●    Loss of some securities financing transactions as they come due and haircuts on the arrangement that are renewed increase
●    An adverse interest rate scenario is applied reducing market values and requiring additional collateral on securities financing transactions
●   Forecasted asset originations and funding requirements for our lending portfolios including middle market lending and commercial real estate are uninterrupted
●    Dividends payable and general and administrative expenses continue as planned
●    No issuance of debt or equity securities
●    Any uncommitted funding vehicles are not available or utilized

Liquidity Management Policies

We utilize a comprehensive liquidity policy structure to inform our liquidity risk management practices including monitoring and measurement, along with well-defined key limits. Both quantitative and qualitative targets are utilized to measure the ongoing stability and condition of the liquidity position, and include the level and composition of unencumbered assets, as well as both short-term and long-term sustainability of the funding composition under stress conditions.

We also monitor early warning metrics designed to measure the quality and depth of liquidity sources based upon both company-specific and macro environmental conditions. The metrics assess both the short-term and long-term liquidity conditions and are integrated into our CFP, with various liquidity ratings influencing management actions with respect to contingency planning and potential related actions.

Investment/Market Risk Management

One of the primary risks we are subject to is interest rate risk. Changes in the level of interest rates can affect our net interest income, which is the difference between the income we earn on our Interest Earning Assets and the interest expense incurred from Interest Bearing Liabilities and derivatives. Changes in the level of interest rates can also affect the value of our securities and our ability to realize gains from the sale of these assets. We may utilize a variety of financial instruments, including interest rate swaps, swaptions, options and other hedges, in order to limit the effects of interest rates on our results. Our portfolio and the value of our portfolio, including derivatives, may be adversely affected as a result of changing interest rates and spreads.

We simulate a wide variety of interest rate scenarios in evaluating our risk. Rates are shocked up and down including both parallel and non-parallel rate scenarios. Scenarios are run to capture our sensitivity to interest rates, spreads and the shape of the yield curve. We also consider assumptions affecting our analysis such as prepayments. In addition to predefined interest rate scenarios, we utilize Value-at-Risk measures to estimate potential losses in the portfolio over various time horizons utilizing various confidence levels. The following tables estimate the potential changes in economic net interest income over a twelve month period and the immediate effect on our portfolio market value, should interest rates increase or decrease by 25, 50 or 75 basis points, and mortgage option adjusted spreads increase or decrease by 5, 15 or 25 basis points, assuming the shocks will be parallel and instantaneous. All changes to income and portfolio market value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at December 31, 2013 and various estimates regarding prepayments and all activities are made at each level of rate shock. Actual results could differ significantly from these estimates.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Change in Interest Rate	Projected Percentage Change in Economic Net Interest Income(1)	Projected Percentage Change in Portfolio Value, with Effect of Interest Rate Swaps	Estimated Change as a % on NAV
-75 Basis Points	(12.7%)	1.3%	8.3%
-50 Basis Points	(8.0%)	0.9%	5.8%
-25 Basis Points	(3.3%)	0.5%	3.1%
Base Interest Rate	-	-	-
+25 Basis Points	5.8%	(0.5%)	(3.4%)
+50 Basis Points	9.7%	(1.1%)	(6.9%)
+75 Basis Points	13.0%	(1.7%)	(10.6%)

(1) Scenarios include Investment Securities, repurchase agreements and interest rate swaps only. Economic net interest income includes interest expense on interest rate swaps.

MBS Spread Shock	Estimated Change in Portfolio Market Value	Estimated Change as a % on NAV
-25 Basis points	1.5%	9.8%
-15 Basis points	0.9%	5.8%
-5 Basis points	0.3%	1.9%
Base Interest Rate	-	-
+5 Basis points	(0.3%)	(2.0%)
+15 Basis points	(0.9%)	(5.8%)
+25 Basis points	(1.5%)	(9.6%)

Value-at-Risk (VaR) analysis is a technique that estimates the potential losses that could occur on risk positions as a result of movements in market rates and prices over a specified time horizon and to a given level of confidence. VaR calculations are performed for all material positions in our investment portfolio including hedges as a tool for managing our risk.  The VaR models are based predominantly on historical simulation. These models derive future scenarios from past series of recorded market rate and price changes.  VaR is utilized in our Economic Capital framework. For a full discussion of our capital management process please refer to the section titled “Capital Management” of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Credit and Counterparty Risk Management

Our investment strategy is to profitably invest in assets and hedging vehicles within the confines of the risk appetite statement. The Investment Teams seek to generate the highest returns on capital invested, after consideration of the amount, nature and variability of anticipated cash flows from the asset; the ability to pledge the asset to secure collateralized borrowings; the credit of the underlying borrower; the capital requirements determined by our capital policy resulting from the purchase and financing of the asset and the impact of the asset to portfolio targets and limits.

Key risk parameters have been established to further specify Annaly’s credit risk appetite. We will maintain a high quality asset portfolio with at least 75% of the portfolio to be high quality mortgage-backed securities and short term investments (equivalency rating of AA+

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

or better), and an aggregate weighted average equivalency rating of single “A” or better.

While we do not expect to encounter credit risk in our Agency investments, we face credit risk on the non-Agency portions of our portfolio. The Company is exposed to credit risk on commercial real estate investments and corporate debt. We generally face more credit risk on investments where we hold subordinated debt or equity positions. The Company is exposed to risk of loss if an issuer, borrower or a counterparty fails to perform its contractual obligations. The Company has established policies and procedures for mitigating credit risk, including reviewing and establishing limits for credit exposure, limiting transactions with specific counterparties, maintaining qualifying collateral and continually assessing the creditworthiness of counterparties, borrowers and issuers. We only originate or purchase commercial investments that meet our comprehensive underwriting process and credit standards and are approved by the appropriate committee. Once a commercial investment is made, our ongoing surveillance process includes regular reviews, analysis and oversight of investments by our investment personnel and appropriate committee. We review credit and other risks of loss associated with each investment and determine the appropriate allocation of capital to apply to each investment under our capital policy.  Our management will monitor the overall portfolio risk and determine levels of provision for loss. Our portfolio composition as of December 31, 2013 and 2012 was as follows:

Asset Portfolio (using balance sheet values)
Category	2013	2012
Agency mortgage-backed securities(1)	93.7%	97.5%
Agency debentures	4.0%	2.4%
Commercial real estate debt and equity investments(2)	2.1%	0.0%
Other mortgage-backed-securities	0.0%	0.0%
Corporate debt, held for investment	0.2%	0.1%

(1) Including TBAs held for delivery.
(2) Net of unamortized origination fees.

Our use of repurchase and derivative agreements create exposure to credit risk relating to potential losses that could be recognized if the counterparties to these agreements fail to perform their obligations under the contracts. In the event of default by a counterparty, we could have difficulty obtaining our assets pledged as collateral. A significant portion of our Agency securities are financed with repurchase agreements by pledging our agency securities as collateral to the lender. The collateral we pledge exceeds the amount of the borrowings under each agreement. If the counterparty to the repurchase agreement defaults on its obligations and we are not able to recover our pledged asset, we are at risk of losing the over-collateralization or haircut. The amount of this exposure is the difference between the amount loaned to us plus interest due to the counterparty and the fair value of the collateral pledged by us to the lender including accrued interest receivable on such collateral.

We also use interest rate swaps and other derivatives to manage interest rate risk. Under these agreements, we pledge securities and cash as collateral as part of a margin arrangement. If a counterparty were to default on its obligations, we would be exposed to a loss to a derivative counterparty to the extent that the amount of our securities or cash pledged exceeded the unrealized loss on the associated derivative and we were not able to recover the excess collateral.

We monitor our exposure to counterparties across several dimensions including by type of arrangement, collateral type, counterparty type, ratings and geography.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

The following table summarizes our exposure to counterparties by geography.

Country	Number of Counterparties	Repurchase Agreement Financing	Interest Rate Swaps at Fair Value	Exposure(1)
	(dollars in thousands)
North America	16	$38,390,223	$(481,837)	$2,849,426
Europe	11	18,312,732	(100,902)	1,058,768
Asia (non-Japan)	1	1,052,888	-	56,175
Japan	4	4,025,158	-	244,276
Total	32	$61,781,001	$(582,739)	$4,208,645

(1)	Represents the amount of cash and/or securities pledged as collateral to each counterparty less the aggregate of repurchase agreement financing and unrealized loss on swaps for each counterparty.

Operational Risk Management

We are subject to operational risk in each of our business and support functions. Operational risk may arise from internal or external sources including human error, fraud, systems issues, process change, vendors, business interruptions and other external events. Model risk considers potential errors with a model’s results due to uncertainty in model parameters and inappropriate methodologies used. The result of these risks may include financial loss and reputational damage. We manage operational risk through a variety of tools including policies and procedures which cover topics such as business continuity, personal conduct and vendor management.  Other tools include training, on topics such as cyber security awareness; testing, including disaster recovery testing; systems controls, including access controls; and monitoring, which includes the use of key risk indicators.  Employee level lines of defense against operational risk include the empowerment of business units to identify and mitigate operational risk sources, an independent operational risk group which reports to the Chief Risk Officer of our Manager, testing by our internal audit staff, and our overall governance framework.

Compliance, Regulatory and Legal Risk Management

Our business is organized as a REIT and we plan to continue to meet the requirements for taxation as a REIT.  The determination that we are a REIT requires an analysis of various factual matters and circumstances.  Accordingly, we closely monitor our REIT status within our risk management program.  The financial services industry is highly regulated and continues to receive increasing attention from regulators which may impact both our company as well as our business strategy. We proactively monitor the potential impact regulation may have both directly and indirectly on our firm.  In conjunction with the legal department we maintain a process to actively monitor both actual and potential legal action that may affect us.  Our risk management framework is designed to identify, monitor and manage these risks under the oversight of the Enterprise Risk Committee.

We currently rely on the exemption from registration provided by Section 3(c)(5)(C) of the Investment Company Act and  we plan to continue to meet the requirements for this exemption from registration.  The determination that we qualify for this exemption from registration depends on various factual matters and circumstances.  Accordingly, in conjunction with the legal department, we closely monitor our compliance with Section 3(c)(5)(C) within our risk management program.  The monitoring of this this risk is also under the oversight of the Enterprise Risk Committee.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

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

Use of Estimates

The use of GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Glossary of Terms

A
Adjustable-Rate Mortgage (ARM)
A mortgage loan on which interest rates are adjusted at regular intervals according to predetermined criteria. An ARM’s interest rate is tied to an objective, published interest rate index.

Agency
Refers to a federally chartered corporation, such as the Federal National Mortgage Association, or the Federal Home Loan Mortgage Corporation, or an agency of the U.S. Government, such as the Government National Mortgage Association.

Agency Debentures
Debt issued by a federal agency or a government-sponsored enterprise (GSE) for financing purposes. These types of debentures are not backed by collateral, but by the integrity and credit worthiness of the issuer.  Agency debentures issued by a GSE are backed only by that GSE's ability to pay.  The callable feature allows the agency to repay the bond prior to maturity.

Agency Mortgage-Backed Securities
Refers to residential mortgage-backed securities that are issued or guaranteed by an Agency.

Amortization
Liquidation of a debt through installment payments.

Average Life
On a mortgage-backed security, the average time to receipt of each dollar of principal, weighted by the amount of each principal prepayment, based on prepayment assumptions.

B
Basis Point
Smallest measure used in quoting yields on bonds and notes. One basis point is 0.01% of yield. For example, a bond’s yield that changed from 6.52% to 7.19% would be said to have moved 67 basis points.

Benchmark
A bond whose terms are used for comparison with other bonds of similar maturity. The global financial market typically looks to U.S. Treasury securities as benchmarks.

Beneficial Owner
One who benefits from owning a security, even if the security’s title of ownership is in the name of a broker or bank ("street name").

B-Note
Subordinate mortgage notes and/or subordinate mortgage loan participations.

B-Piece
The most subordinate commercial mortgage-backed security bond class.

Bond
(1) The written evidence of debt, bearing a stated rate or stated rates of interest, or stating a formula for determining that rate, and maturing on a date certain, on which date and upon presentation a fixed sum of money plus interest (usually represented by interest coupons attached to the bond) is payable to the holder or owner. (2) For purposes of computations tied in to “per bond,” a $1,000 increment of an issue (no matter what the actual denominations are); (3) Bonds are long-term securities with a maturity of greater than one year.

Book Value Per Share
Calculated by summing common stock, additional paid-in capital, accumulated other comprehensive income (loss) and accumulated deficit and dividing that number by the total common shares outstanding.

Broker
Generic name for a securities firm engaged in both buying and selling securities on behalf of customers on its own account.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

C
Capital Buffer
Includes unencumbered financial assets which can be utilized as collateral to meet liquidity needs

Capital Ratio
Calculated as total stockholders’ equity divided by total assets.

Carry
The cost of borrowing funds to finance an underwriting or trading position. A positive carry happens when the rate on the securities being financed is greater than the rate on the funds borrowed. A negative carry is when the rate on the funds borrowed is greater than the rate on the securities that are being financed.

Collateral
Securities or property pledged by a borrower to secure payment of a loan. If the borrower fails to repay the loan, the lender may take ownership of the collateral.

Collateralized Mortgage Obligation (CMO)
A multiclass bond backed by a pool of mortgage pass-through securities or mortgage loans.

Commodities Futures Trading Commission (CFTC)
An independent U.S. federal agency established by the Commodity Futures Trading Commission Act of 1974. The CFTC regulates the commodity futures and options markets. Its goals include the promotion of competitive and efficient futures markets and the protection of investors against manipulation, abusive trade practices and fraud.

Constant Prepayment Rate (CPR)
The percentage of outstanding mortgage loan principal that prepays in one year, based on the annualization of the Single Monthly Mortality (SMM), which reflects the outstanding mortgage loan principal that prepays in one month.

Contingent Funding Plan (CFP)
An action plan used for responding to a liquidity crisis.  It is to be enacted when we experience heightened concerns regarding our liquidity position.

Conventional Mortgage Loan
A mortgage loan granted by a bank or thrift institution that is based solely on real estate as security and is not insured or guaranteed by a government agency.

Convertible Securities
Securities, which may be converted into shares of another security under stated terms, often into the issuing company's common stock.

Convexity
A measure of the change in a security’s duration with respect to changes in interest rates. The more convex a security is, the more its duration will change with interest rate changes.

Core Earnings and Core Earnings Per Basic Share
Non-GAAP financial measures that represent GAAP net income and GAAP basic earnings per share adjusted for gains or losses on disposals of investments, trading assets and termination of interest rate swaps, unrealized gains or losses on interest rate swaps and Agency interest-only mortgage-backed securities, net loss on extinguishment of the 4% Convertible Senior Notes due 2015, net gains and losses on trading assets, impairment losses and loss on previously held equity interest in CreXus.

Corporate Debt
Non-government debt securities. Long-term corporate debt is issued as bonds.

Counterparty
One of two entities in a transaction. For example, in the bond market a counterparty can be a state or local government, a broker-dealer or a corporation.

Coupon
The interest rate on a bond that is used to compute the amount of interest due on a periodic basis.

Credit and Counterparty Risk
Risk to earnings, capital or business, resulting from an obligor’s or counterparty's failure to meet the terms of any contract or otherwise failure to perform as agreed. Credit and counterparty risk is present in lending, investing, funding and hedging activities.

Current Face
The current remaining monthly principal on a mortgage security. Current face is computed by multiplying the original face value of the security by the current principal balance factor.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

D
Dealer
Person or organization that underwrites, trades and sells securities, e.g., a principal market-maker in securities.

Default
Failure to pay principal or interest when due. Defaults can also occur for failure to meet nonpayment obligations, such as reporting requirements, or when a material problem occurs for the issuer, such as a bankruptcy.

Default Risk
Possibility that a bond issuer will fail to pay principal or interest when due.

Derivative
A financial product that derives its value from the price, price fluctuations and price expectations of an underlying instrument (e.g. futures contracts, options, interest rate swaps, interest rate swaptions and certain to-be-announced securities).

Discount Price
When the dollar price is below face value, it is said to be selling at a discount.

Discount Rate
The rate the Federal Reserve charges on loans to member banks.

Duration
The weighted maturity of a fixed-income investment’s cash flows, used in the estimation of the price sensitivity of fixed-income securities for a given change in interest rates.

E
Economic Capital
A measure of the risk a firm is subject to.  It is the amount of capital a firm needs as a buffer to protect against risk.  It is a probabilistic measure of potential future losses at a given confidence level over a given time horizon.

Economic Interest Expense
Non-GAAP financial measure that is composed of GAAP interest expense adjusted for gains or losses on interest rate swaps.

Economic Net Interest Income

Non-GAAP financial measure that is composed of GAAP net interest income adjusted for gains or losses on interest rate swaps.

Encumbered Assets
Assets on the company’s balance sheet which have been pledged as collateral against an existing liability.

F
Face Amount
The par value (i.e., principal or maturity value) of a security appearing on the face of the instrument.

Factor
A decimal value reflecting the proportion of the outstanding principal balance of a mortgage security, which changes over time, in relation to its original principal value.

Fannie Mae
Federal National Mortgage Association.

Federal Deposit Insurance Corporation (FDIC)
An independent agency created by the U.S. Congress to maintain stability and public confidence in the nation's financial system by insuring deposits, examining and supervising financial institutions for safety and soundness and consumer protection, and managing receiverships.

Federal Funds Rate
The interest rate charged by banks on overnight loans of their excess reserve funds to other banks.

Fixed-Rate Mortgage
A mortgage featuring level monthly payments, determined at the outset, which remain constant over the life of the mortgage.

Floating Rate Bond
A bond for which the interest rate is adjusted periodically according to a predetermined formula, usually linked to an index.

Floating Rate CMO
A CMO tranche which pays an adjustable rate of interest tied to a representative interest rate index such as the London Interbank Offered Rate (LIBOR), the Constant Maturity Treasury (CMT), or the Cost of Funds Index (COFI).

Freddie Mac
Federal Home Loan Mortgage Corporation.

Futures Contract
A legally binding agreement to buy or sell a commodity or financial instrument in a designated future month at a price agreed upon at the initiation of the contract by the buyer and seller. Futures contracts are standardized according to the quality, quantity, and delivery time and location for each commodity. A futures contract differs

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

from an option in that an option gives one of the counterparties a right and the other an obligation to buy or sell, while a futures contract represents an obligation to both counterparties, one to deliver and the other to accept delivery. A futures contract is part of a class of securities called derivatives.

G
GAAP
Accounting principles generally accepted in the United States of America.

Ginnie Mae
Government National Mortgage Association.

H
Hedge
An investment made with the intention of minimizing the impact of adverse movements in interest rates or securities prices.

I
In-the-Money
Description for an option that has intrinsic value and can be sold or exercised for a profit; a call option is in-the-money when the strike price is below the market price of the underlying formatting security.

Interest Bearing Liabilities
Refers to repurchase agreements, participation sold, convertible senior notes, securities loaned and U.S. Treasury securities sold, not yet purchased.

Interest Earning Assets
Refers to Investment Securities, securities borrowed, U.S. Treasury securities, reverse repurchase agreements, cash and cash equivalents and commercial real estate loans and preferred equity interests.

Interest Only (IO) Bond
The interest portion of mortgage, Treasury or bond payments, which is separated and sold individually from the principal portion of those same payments.

Interest Rate Risk
The risk that an investment's value will change due to a change in the absolute level of interest rates, in the spread between two rates, in the shape of the yield curve or in any other interest rate relationship. As market interest rates rise, the value of current fixed income investment holdings declines. Diversifying, deleveraging and hedging techniques are utilized to mitigate this risk. Interest rate risk is a form of market risk.

Interest Rate Swap
A binding agreement between counterparties to exchange periodic interest payments on some predetermined dollar principal, which is called the notional principal amount. For example, one party will pay fixed and receive variable.

Interest Rate Swaption
Options on interest rate swaps. The buyer of a swaption has the right to enter into an interest rate swap agreement at some specified date in the future. The swaption agreement will specify whether the buyer of the swaption will be a fixed-rate receiver or a fixed-rate payer. The writer of the swaption becomes the counterparty to the swap if the buyer exercises.

Internal Capital Adequacy Assessment Program (ICAAP)
The ongoing assessment and measurement of our risks, and the amount of capital which is necessary to hold against those risks.  The objective is to ensure that the firm is appropriately capitalized relative to the risks in our business.

International Swaps and Derivatives Association Master Agreements (ISDA)
Standardized contract developed by ISDA used as an umbrella under which bilateral derivatives contracts are entered into.

Inverse IO Bond
An interest-only bond whose coupon is determined by a formula expressing an inverse relationship to a benchmark rate, such as LIBOR. As the benchmark rate changes, the IO coupon adjusts in the opposite direction.   When the benchmark rate is relatively low, the IO pays a relatively high coupon payment, and vice versa.

Investment/Market Risk
Risk to earnings, capital or business resulting in the decline in value of our assets caused from changes in market variables, such as interest rates, which affect the values of invested securities and other investment instruments.

Investment Securities
Refers to Agency mortgage-backed securities and Agency debentures.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

L
Leverage
The use of borrowed money to increase investing power.

Leverage Ratio
Calculated as total debt to total stockholders' equity.

LIBOR (London Interbank Offered Rate)
The rate banks charge each other for short-term Eurodollar loans. LIBOR is frequently used as the base for resetting rates on floating-rate securities.

Liquidity Risk
Risk to earnings, capital or business arising from our inability to meet our obligations when they come due without incurring unacceptable losses because of inability to liquidate assets or obtain adequate funding.

Long-Term Debt
Debt which matures in more than one year.

M
Master Netting Agreement
An agreement between two counterparties who have multiple derivative contracts with each other that provides for the net settlement of all contracts, as well as cash collateral, through a single payment, in a single currency, in the event of default on or termination of any one contract.

Monetary Policy
Action taken by the Board of Governors of the Federal Reserve System to influence the money supply or interest rates.

Mortgage-Backed Securities (MBS)
A security representing a direct interest in a pool of mortgage loans. The pass-through issuer or servicer collects the payments on the loans in the pool and "passes through" the principal and interest to the security holders on a pro rata basis.

N
NAV
Net asset value.

Net Capital Ratio
Calculated by taking total stockholders’ equity divided by total assets less the net balances of U.S. Treasury securities and U.S. Treasury securities sold, not yet purchased, reverse repurchase agreements and repurchase agreements, and securities borrowed and securities loaned.

Net Equity Yield
Calculated using GAAP net income, excluding depreciation and amortization expense, divided by average net equity.

Net Interest Income
Represents interest income earned on the company’s portfolio investments, less interest expense paid for borrowings

Net Interest Spread
Calculated by taking the annualized yield on average interest earning assets minus the annualized cost of funds on average interest bearing liabilities, including the net interest payments on interest rate swaps.  Interest earning assets includes Investment Securities (includes Agency mortgage-backed securities and Agency debentures), U.S. Treasury securities, securities loaned, commercial real estate debt and preferred equity, reverse repurchase agreements and cash and cash equivalents.

Notional Amount
A stated principal amount in an interest rate swap on which the swap is based.

O
Option Contract
A contract in which the buyer has the right, but not the obligation, to buy or sell an asset at a set price on or before a given date. Buyers of call options bet that a security will be worth more than the price set by the option (the strike price), plus the price they pay for the option itself. Buyers of put options bet that the security’s price will drop below the price set by the option. An option is part of a class of securities called derivatives, which means these securities derive their value from the worth of an underlying investment.

Operational Risk
Risk to earnings, capital, reputation or business arising from inadequate or failed internal processes or systems, human factors or external events.

Original Face
The face value or original principal amount of a security on its issue date.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

Other Income
Represents gains and losses on assets sold, gains and losses on trading assets and investment advisory and dividend income

Out-of-the-Money
Description for an option that has no intrinsic value and would be worthless if it expired today; for a call option, this situation occurs when the strike price is higher than the market price of the underlying security; for a put option, this situation occurs when the strike price is less than the market price of the underlying security.

Over-The-Counter Market (OTC)
A securities market that is conducted by dealers throughout the country through negotiation of price rather than through the use of an auction system as represented by a stock exchange.

P
Pass Through Security
The securitization structure where a GSE or other entity “passes” the amount collected from the borrowers every month to the investor, after deducting fees and expenses.

P&I (Principal and Interest)
The term used to refer to regularly scheduled payments or prepayments of principal and of interest on a mortgage or other security.

Par
Price equal to the face amount of a security; 100%.

Par Amount
The principal amount of a bond or note due at maturity. Also known as par value.

Pool
A collection of mortgage loans assembled by an originator or master servicer as the basis for a security. In the case of Ginnie Mae, Fannie Mae, or Freddie Mac mortgage pass-through securities, pools are identified by a number assigned by the issuing agency.

Premium
The amount by which the price of a security exceeds its principal amount. When the dollar price of a bond is above its face value, it is said to be selling at a premium.

Prepayment
The unscheduled partial or complete payment of the principal amount outstanding on a mortgage loan or other debt before it is due.

Prepayment Risk
The risk that falling interest rates will lead to heavy prepayments of mortgage or other loans, forcing the investor to reinvest at lower prevailing rates.

Prime Rate
The indicative interest rate on loans that banks quote to their best commercial customers.

R
Rate Reset
The adjustment of the interest rate on a floating-rate security according to a prescribed formula.

Real Estate Investment Trust (REIT)
A special purpose investment vehicle that provides investors with the ability to participate directly in the ownership or financing of real-estate related assets by pooling their capital to purchase and manage mortgage loans and/or  income property.

Reinvestment Risk
The risk that interest income or principal repayments will have to be reinvested at lower rates in a declining rate environment.

Repurchase Agreement
The sale of securities to investors with the agreement to buy them back at a higher price after a specified time period; a form of short-term borrowing. For the party on the other end of the transaction (buying the security

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

and agreeing to sell in the future) it is a reverse repurchase agreement.

Residual
In a CMO, the residual is that tranche which collects any cash flow from the collateral that remains after obligations to the other tranches have been met.

Return on Average Equity
Calculated by taking core earnings divided by average stockholders' equity excluding preferred shares.

Reverse Repurchase Agreement
Refer to Repurchase Agreement. From the customer's perspective, the customer provides a collateralized loan to the seller.

Risk Appetite Statement
Defines the types and levels of risk the company is willing to take in order to achieve its business objectives, and reflects the entity’s risk management philosophy.

S
Secondary Market
Ongoing market for bonds previously offered or sold in the primary market.

Settlement Date
The date securities must be delivered and paid for to complete a transaction.

Short-Term Debt
Generally, debt which matures in one year or less. However, certain securities that mature in up to three years may be considered short-term debt.

Spread
When buying or selling a bond through a brokerage firm, an individual investor will be charged a commission or spread, which is the difference between the market price and cost of purchase, and sometimes a service fee. Spreads differ based on several factors including liquidity.

T
Target Assets
Includes Agency mortgage-backed securities, to-be-announced forward contracts, agency debentures, commercial real estate investments, other mortgage-backed securities and corporate debt.

To-Be-Announced Securities (TBAs)
A contract for the purchase or sale of a mortgage-backed security to be delivered at an agreed-upon future date but does not include a specified pool number and number of pools or precise amount to be delivered.

Total Return
Investment performance measure over a stated time period which includes coupon interest, interest on interest, and any realized and unrealized gains or losses.

U
Unencumbered Assets
Assets on our balance sheet which have not been pledged as collateral against an existing liability.

U.S. Government-Sponsored Enterprise Obligations (GSE)
Obligations of agencies originally established or chartered by the U.S. government to serve public purposes as specified by the U.S. Congress; these obligations are not explicitly guaranteed as to the timely payment of principal and interest by the full faith and credit of the U.S. government.

U.S. Treasury
U.S. Department of the Treasury.

V
Value-at-Risk (VaR)
A statistical technique which measures the potential loss in value of an asset or portfolio over a defined period for a given confidence interval.

Volatility
A statistical measure of the variance of price or yield over time. Volatility is low if the price does not change very much over a short period of time, and high if there is a greater change.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Management's Discussion and Analysis

W
Warehouse Lending
A line of credit extended to a loan originator to fund mortgages extended by the loan originators to property purchasers. The loan typically lasts from the time the mortgage is originated to when the mortgage is sold into the secondary market, whether directly or through a securitization.  Warehouse lending can provide liquidity to the loan origination market.

Weighted Average Coupon
The weighted average interest rate of the underlying mortgage loans or pools that serve as collateral for a security, weighted by the size of the principal loan balances.

Weighted Average Life (WAL)

The assumed weighted average amount of time that will elapse from the date of a security’s issuance until each dollar of principal is repaid to the investor. The WAL will change as the security ages and depending on the actual realized rate at which principal, scheduled and unscheduled, is paid to the loans underlying the MBS.

Y
Yield-to-Maturity
The expected rate of return of a bond if it is held to its maturity date; calculated by taking into account the current market price, stated redemption value, coupon payments and time to maturity and assuming all coupons are reinvested at the same rate; equivalent to the internal rate of return.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about market risk are contained within the section titled “Risk Management” of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and the related notes, together with the Report of Independent Registered Public Accounting Firm thereon, are set forth beginning on page F-1 of this Form 10-K.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer (the CEO) and Chief Financial Officer (the CFO), reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act) as of the end of the period covered by this report.  Based on that review and evaluation, the CEO and CFO have concluded that our current disclosure controls and procedures, as designed and implemented, (1) were effective in ensuring that information regarding the Company and its subsidiaries is accumulated and communicated to our management, including our CEO and CFO, by our employees, as appropriate to allow timely decisions regarding required disclosure and (2) were effective in providing reasonable assurance that information the Company must disclose in its periodic reports under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by the SEC’s rules and forms.

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013.  In making this assessment, the Company’s management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (or COSO) Internal Control-Integrated Framework (1992).

Based on management’s assessment as of December 31, 2013, the Company’s internal control over financial reporting was effective based on those criteria.  The Company’s independent registered public accounting firm, Ernst and Young LLP, has issued an attestation report on the Company’s internal control over financial reporting, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Annaly Capital Management, Inc. and Subsidiaries

We have audited Annaly Capital Management, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Annaly Capital Management, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Annaly Capital Management, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Annaly Capital Management, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2013 of Annaly Capital Management, Inc. and Subsidiaries and our report dated February 27, 2014 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP
New York, New York
February 27, 2014

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

ITEM 9B.   OTHER INFORMATION

None.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 as to our directors is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2013.  The information regarding our executive officers required by Item 10 appears in Part I of this Form 10-K.  The information required by Item 10 as to our compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2013.

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

The information regarding certain matters pertaining to our corporate governance required by Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2013.

ITEM 11.   EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2013.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2013.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2013.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2013.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Exhibits, Financial Statement Schedules

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

3.11	Amended and Restated Bylaws of the Registrant, as amended (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K (filed with the Securities and Exchange Commission on March 22, 2011)).
3.12	Amendment to the Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.12 of the Registrant’s Quarterly Report on Form 10-Q filed on August 8, 2013).

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

10.3
Management Agreement, effective as of July 1, 2013, by and between the Registrant and Annaly Management Company LLC (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 2, 2013).

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

*           Exhibit Numbers 10.1 and 10.3 are management contracts or compensatory plans required to be filed as Exhibits to this Form 10-K.

†           Submitted electronically herewith.  Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition at December 31, 2013 and December 31, 2012; (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2013, 2012 and 2011; (iii) Consolidated Statements of Stockholders' Equity for the years ended December 31, 2013, 2012 and 2011; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011; and (v) Notes to Consolidated Financial Statements.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Annaly Capital Management, Inc. and Subsidiaries

We have audited the accompanying consolidated statements of financial condition of Annaly Capital Management, Inc. and Subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Annaly Capital Management, Inc. and Subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Annaly Capital Management, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 27, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New York, New York
February 27, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Annaly Capital Management, Inc. and Subsidiaries
New York, New York

We have audited the accompanying consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows of Annaly Capital Management, Inc. and Subsidiaries (the "Company") for the year ended December 31, 2011.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.   We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Annaly Capital Management, Inc. and Subsidiaries for the year ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York
February 28, 2012

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except per share data)

	December 31,	December 31,
	2013	2012

ASSETS

Cash and cash equivalents	$552,436	$615,789
Reverse repurchase agreements	100,000	1,811,095
Securities borrowed	2,582,893	2,160,942
Investments, at fair value:
U.S. Treasury securities (including pledged assets of $1,113,027 and $752,076, respectively)	1,117,915	752,076
Agency mortgage-backed securities (including pledged assets of $63,897,873 and $107,466,084, respectively)	70,388,949	123,963,207
Agency debentures (including pledged assets of $2,931,261 and $981,727, respectively)	2,969,885	3,009,568
Investment in affiliates	139,447	234,120
Commercial real estate debt and preferred equity investments	1,583,969	-
Investments in commercial real estate	60,132	-
Corporate debt, held for investment	117,687	63,944
Receivable for investments sold	1,193,730	290,722
Accrued interest and dividends receivable	273,079	419,259
Receivable for investment advisory income (including from affiliates of $6,839 and $14,077, respectively)	6,839	17,730
Intangible for customer relationships (net of accumulated amortization of $0 and $5,779, respectively)	-	6,989
Goodwill	94,781	55,417
Interest rate swaps, at fair value	559,044	-
Other derivatives, at fair value	146,725	9,830
Other assets	34,949	41,607

Total assets	$81,922,460	$133,452,295

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
U.S. Treasury securities sold, not yet purchased, at fair value	$1,918,394	$495,437
Repurchase agreements	61,781,001	102,785,697
Securities loaned	2,527,668	1,808,315
Payable for investments purchased	764,131	8,256,957
Payable for share buyback program	-	141,149
Convertible Senior Notes	825,262	825,541
Mortgages payable	19,332	-
Participation sold	14,065	-
Accrued interest payable	160,921	186,896
Dividends payable	284,230	432,154
Interest rate swaps, at fair value	1,141,828	2,584,907
Other derivatives, at fair value	55,518	-
Accounts payable and other liabilities	25,055	10,798

Total liabilities	69,517,405	117,527,851

Stockholders’ Equity:
7.875% Series A Cumulative Redeemable Preferred Stock: 7,412,500 authorized, issued and outstanding	177,088	177,088
7.625% Series C Cumulative Redeemable Preferred Stock: 12,650,000 authorized, 12,000,000 issued and outstanding	290,514	290,514
7.50% Series D Cumulative Redeemable Preferred Stock: 18,400,000 authorized, issued and outstanding	445,457	445,457
Common stock, par value $0.01 per share, 1,956,937,500 authorized, 947,432,862 and 947,213,204 issued and outstanding, respectively	9,474	9,472
Additional paid-in capital	14,765,761	14,740,774
Accumulated other comprehensive income (loss)	(2,748,933)	3,053,242
Accumulated deficit	(534,306)	(2,792,103)

Total stockholders’ equity	12,405,055	15,924,444

Total liabilities and stockholders’ equity	$81,922,460	$133,452,295

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(dollars in thousands, except per share data)

	For the years ended
	December 31,	December 31,	December 31,
	2013	2012	2011

Interest income:
Investment Securities and corporate debt	$2,793,703	$3,225,269	$3,555,900
Commercial real estate debt and preferred equity	76,096	-	-
U.S. Treasury securities	29,081	17,222	14,706
Securities loaned	8,788	9,903	6,897
Reverse repurchase agreements	10,459	6,218	1,707
Other	435	533	408
Total interest income	2,918,562	3,259,145	3,579,618
Interest expense:
Repurchase agreements	$530,170	$577,243	426,769
Convertible Senior Notes	67,057	67,221	35,017
U.S. Treasury securities sold, not yet purchased	20,235	15,114	13,081
Securities borrowed	6,785	7,594	5,459
Participation sold	467	-	-
Total interest expense	624,714	667,172	480,326
Net interest income	2,293,848	2,591,973	3,099,292

Other income (loss):
Realized gains (losses) on interest rate swaps(1)	(908,294)	(893,769)	(882,395)
Realized gains (losses) on termination of interest rate swaps	(101,862)	(2,385)	-
Unrealized gains (losses) on interest rate swaps	2,002,200	(32,219)	(1,815,107)
Subtotal	992,044	(928,373)	(2,697,502)
Investment advisory income	$43,643	$82,138	79,075
Net gains (losses) on disposal of investments	403,045	432,139	206,846
Net loss on extinguishment of 4% Convertible Senior Notes	-	(162,340)	-
Dividend income from affiliates	18,575	28,336	31,516
Net gains (losses) on trading assets	1,509	22,910	21,398
Net unrealized gains (losses) on interest-only Agency mortgage-backed securities	244,730	(59,937)	(106,657)
Impairment of goodwill	(23,987)	-	-
Loss on previously held equity interest in CreXus	(18,896)	-	-
Income from underwriting	-	-	5,618
Other income (loss)	15,481	525	130
Subtotal	684,100	343,771	237,926
Total other income (loss)	1,676,144	(584,602)	(2,459,576)

General and administrative expenses:
Compensation and management fee	167,366	190,702	206,251
Other general and administrative expenses	64,715	44,857	31,093
Total general and administrative expenses	232,081	235,559	237,344

Income (loss) before income taxes and income from equity method investment in affiliate	3,737,911	1,771,812	402,372

Income taxes	8,213	35,912	59,051

Income (loss) from equity method investment in affiliate	-	-	1,140

Net income (loss)	3,729,698	1,735,900	344,461

Dividends on preferred stock	71,968	39,530	16,854

Net income (loss) available (related) to common shareholders	$3,657,730	$1,696,370	$327,607

Net income (loss) per share available (related) to common shareholders:
Basic	$3.86	$1.74	$0.37
Diluted	$3.74	$1.71	$0.37

Weighted average number of common shares outstanding:
Basic	947,337,915	972,902,459	874,212,039
Diluted	995,557,026	1,005,755,057	874,518,938

Statement continued on following page.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

Net income (loss)	3,729,698	1,735,900	$344,461
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities	(5,378,089)	482,765	2,036,894
Unrealized losses on interest rate swaps	-	-	14,298
Reclassification adjustment for net (gains) losses included in net income (loss)	(424,086)	(438,511)	(206,846)
Other comprehensive income (loss)	(5,802,175)	44,254	1,844,346
Comprehensive income (loss)	$(2,072,477)	$1,780,154	$2,188,807

(1)	Interest expense related to the Company’s interest rate swaps is recorded in Realized losses on interest rate swaps on the Consolidated Statements of Operations and Comprehensive Income (Loss).

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011
(dollars in thousands, except per share data)

	7.875% Series A Cumulative Redeemable Preferred Stock	7.625% Series C Cumulative Redeemable Preferred Stock	7.50% Series D Cumulative Redeemable Preferred Stock	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total

BALANCE, December 31, 2010	177,088	-	-	6,316	9,175,245	1,164,642	(658,391)	9,864,900
Net income (loss)	-	-	-	-	-	-	344,461	344,461
Unrealized gains (losses) on available-for-sale securities	-	-	-	-	-	2,036,894	-	2,036,894
Unrealized (gains) losses on interest rate swaps	-	-	-	-	-	14,298	-	14,298
Reclassification adjustment for net (gains) losses included in net income (loss)	-	-	-	-	-	(206,846)	-	(206,846)
Exercise of stock options	-	-	-	7	8,946	-	-	8,953
Stock compensation expense	-	-	-	3	5,266	-	-	5,269
Conversion of Series B cumulative preferred stock	-	-	-	9	7,750	-	-	7,759
Net proceeds from direct purchase and dividend reinvestment	-	-	-	262	455,285	-	-	455,547
Net proceeds from follow-on offering	-	-	-	3,105	5,348,741	-	-	5,351,846
Contingent beneficial conversion feature on 4% Convertible Senior Notes	-	-	-	-	67,637	-	-	67,637
Preferred Series A dividends, declared $1.97 per share	-	-	-	-	-	-	(14,593)	(14,593)
Preferred Series B dividends, declared $1.50 per share	-	-	-	-	-	-	(2,261)	(2,261)
Common dividends declared, $2.44 per share	-	-	-	-	-	-	(2,173,222)	(2,173,222)
BALANCE, December 31, 2011	177,088	-	-	9,702	15,068,870	3,008,988	(2,504,006)	15,760,642
Net income (loss)	-	-	-	-	-	-	1,735,900	1,735,900
Unrealized gains (losses) on available-for-sale securities	-	-	-	-	-	482,765	-	482,765
Reclassification adjustment for net (gains) losses included in net income (loss)	-	-	-	-	-	(438,511)	-	(438,511)
Exercise of stock options	-	-	-	6	8,432	-	-	8,438
Stock compensation expense	-	-	-	-	5,584	-	-	5,584
Conversion of Series B cumulative preferred stock	-	-	-	40	32,232	-	-	32,272
Net proceeds from direct purchase and dividend reinvestment	-	-	-	2	2,792	-	-	2,794
Contingent beneficial conversion feature on 4% Convertible Senior Notes	-	-	-	-	61,725	-	-	61,725
Equity component on 5% Convertible Senior Notes	-	-	-	-	11,717	-	-	11,717
Offering expenses	-	-	-	-	(248)	-	-	(248)
Net proceeds from 7.625% Series C Cumulative Redeemable Preferred Stock offering	-	290,514	-	-	-	-	-	290,514
Net proceeds from 7.50% Series D Cumulative Redeemable Preferred Stock offering	-	-	445,457	-	-	-	-	445,457
Extinguishment of convertible debt	-	-	-	-	(53,558)	-	-	(53,558)
Buyback of common stock	-	-	-	(278)	(396,772)	-	-	(397,050)

Statement continued on following page.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

Disposal of subsidiary	-	-	-	-	-	-	5,223	5,223
Preferred Series A dividends, declared $1.97 per share	-	-	-	-	-	-	(14,593)	(14,593)
Preferred Series B dividends, declared $0.375 per share	-	-	-	-	-	-	(289)	(289)
Preferred Series C dividends, declared $1.19 per share	-	-	-	-	-	-	(14,297)	(14,297)
Preferred Series D dividends, declared $0.56 per share	-	-	-	-	-	-	(10,351)	(10,351)
Common dividends declared, $2.05 per share	-	-	-	-	-	-	(1,989,690)	(1,989,690)
BALANCE, December 31, 2012	177,088	290,514	445,457	9,472	14,740,774	3,053,242	(2,792,103)	15,924,444
Net income (loss)	-	-	-	-	-	-	3,729,698	3,729,698
Unrealized gains (losses) on available-for-sale securities	-	-	-	-	-	(5,378,089)	-	(5,378,089)
Reclassification adjustment for net (gains) losses included in net income (loss)	-	-	-	-	-	(424,086)	-	(424,086)
Exercise of stock options	-	-	-	2	2,202	-	-	2,204
Stock compensation expense	-	-	-	(2)	2,549	-	-	2,547
Net proceeds from direct purchase and dividend reinvestment	-	-	-	2	2,853	-	-	2,855
Contingent beneficial conversion feature on 4% Convertible Senior Notes	-	-	-	-	17,383	-	-	17,383
Disposal of subsidiary	-	-	-	-	-	-	20,923	20,923
Preferred Series A dividends, declared $1.97 per share	-	-	-	-	-	-	(14,593)	(14,593)
Preferred Series C dividends, declared $1.91 per share	-	-	-	-	-	-	(22,875)	(22,875)
Preferred Series D dividends, declared $1.88 per share	-	-	-	-	-	-	(34,500)	(34,500)
Common dividends declared, $1.50 per share	-	-	-	-	-	-	(1,420,856)	(1,420,856)
BALANCE, December 31, 2013	177,088	290,514	445,457	9,474	14,765,761	(2,748,933)	(534,306)	12,405,055

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the Years Ended December 31,
	2013	2012	2011

Cash flows from operating activities:
Net income (loss)	3,729,698	1,735,900	344,461
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of Investment Securities premiums and discounts, net	973,968	1,470,801	794,205
Amortization of commercial real estate investment premiums and discounts, net	(238)	-	-
Amortization of intangibles	2,614	4,080	2,300
Amortization of deferred expenses	8,152	6,965	3,600
Amortization of contingent beneficial conversion feature and equity component of Convertible Senior Notes	17,101	18,017	7,550
Net (gains) losses on sales of Agency mortgage-backed securities and debentures	(424,086)	(432,139)	(206,846)
Net loss on extinguishment of 4% Convertible Senior Notes	-	162,340	-
Stock compensation expense	2,547	5,584	5,269
Impairment of goodwill	23,987	-	-
Loss on previously held equity interest in CreXus	18,896	-	-
Non-cash component of disposal of subsidiary	-	(1,177)	-
Realized loss on disposal of subsidiary	21,041	-	-
Unrealized (gains) losses on interest rate swaps	(2,002,200)	32,219	1,815,107
Net unrealized (gains) losses on interest-only Agency mortgage-backed securities	(244,730)	59,937	106,657
Net (gains) losses on trading assets	(1,509)	(20,525)	(21,398)
(Gain) loss on investment with affiliate, equity method	-	-	(98)
Unrealized (gains) losses on equity securities	-	-	100
Proceeds from repurchase agreements of RCap	1,453,216,892	733,739,097	877,734,065
Payments on repurchase agreements of RCap	(1,471,279,777)	(727,275,192)	(878,806,056)
Proceeds from reverse repurchase agreements of RCap	450,032,217	401,926,011	156,659,365
Payments on reverse repurchase agreements of RCap	(448,403,808)	(402,805,044)	(156,502,577)
Proceeds from reverse repurchase agreements of Shannon	866,560	680,525	166,354
Payments on reverse repurchase agreements of Shannon	(783,874)	(751,721)	(177,845)
Proceeds from securities borrowed	263,155,068	74,361,498	27,261,366
Payments on securities borrowed	(263,577,019)	(75,593,708)	(27,973,422)
Proceeds from securities loaned	484,836,546	185,657,591	54,126,121
Payments on securities loaned	(484,117,193)	(184,654,177)	(53,539,061)
Proceeds from U.S. Treasury securities	142,054,631	64,028,348	29,168,074
Payments on U.S. Treasury securities	(141,019,615)	(64,746,420)	(28,490,573)
Net payments on derivatives	(133,023)	(10,173)	(7,158)
Net change in:
Due to / from brokers	503	-	-
Other assets	3,897	(9,243)	(3,258)
Accrued interest and dividends receivable	141,207	(6,151)	(64,362)
Receivable for investment advisory income	10,891	1,820	(3,378)
Receivable from prime broker	-	3,272	-
Accrued interest payable	(25,975)	47,931	23,199
Accounts payable and other liabilities	3,909	3,241	(1,698)
Net cash provided by (used in) operating activities	(12,892,722)	7,639,507	2,420,063

Cash flows from investing activities:
Payments on purchases of Agency mortgage-backed securities and debentures	(39,071,377)	(86,161,777)	(69,065,069)
Proceeds from sales of Agency mortgage-backed securities and debentures	54,328,560	30,542,875	19,337,053
Principal payments on Agency mortgage-backed securities	21,748,131	35,133,544	23,565,709
Proceeds from Agency debentures called	2,147,205	1,801,283	1,124,000
Payments on purchase of corporate debt	(82,502)	(81,090)	(31,675)
Proceeds from corporate debt called	24,252	67,649	-
Principal payments on corporate debt	4,716	4,247	1,375
Acquisition of CreXus	(724,889)	-	-
Purchases of commercial real estate investments	(984,743)	-	-
Proceeds from sale of commercial real estate investments	20,192	-	-
Principal payments on commercial real estate investments	114,999	-	-
Earn out payment	-	(13,387)	-
Proceeds from derivatives	7,465	10,379	13,965
Purchase of investment in affiliate	-	-	(57,500)
Purchase of customer relationships	-	-	(3,555)
Purchase of equity securities	-	-	(3,990)
Proceeds from sales of equity securities	-	4,048	-
Payment on disposal of subsidiary	16,209	(800)	-
Net cash provided by (used in) investing activities	37,548,218	(18,693,029)	(25,119,687)

Statement continued on following page.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

Cash flows from financing activities:
Proceeds from repurchase agreements	381,641,327	352,497,651	273,023,622
Principal payments on repurchase agreements	(404,583,138)	(340,273,744)	(253,387,283)
Proceeds from exercise of stock options	2,204	8,438	8,953
Net proceeds from Series C Preferred offering	-	290,514	-
Net proceeds from Series D Preferred offering	-	445,457	-
Net proceeds from issuance of 5% Convertible Senior Notes offering	-	727,500	-
Net payment on extinguishment of 4% Convertible Senior Notes	-	(617,476)	-
Net proceeds from direct purchases and dividend reinvestments	2,855	2,794	455,547
Net (payments) proceeds from follow-on offerings	-	(248)	5,351,846
Payments on participation sold	(200)	-	-
Net payment on share repurchase	(141,149)	(255,901)	-
Dividends paid	(1,640,748)	(2,149,872)	(2,041,489)
Net cash provided by (used in) financing activities	(24,718,849)	10,675,113	23,411,196

Net (decrease) increase in cash and cash equivalents	(63,353)	(378,409)	711,572

Cash and cash equivalents, beginning of period	615,789	994,198	282,626

Cash and cash equivalents, end of period	552,436	615,789	994,198

Supplemental disclosure of cash flow information:
Interest received	4,035,661	4,718,524	4,309,690
Dividends received	21,624	29,522	31,876
Investment advisory income received	54,534	84,483	75,827
Interest paid (excluding interest paid on interest rate swaps)	656,648	595,152	455,873
Net interest paid on interest rate swaps	885,234	892,656	876,099
Taxes paid	10,447	52,590	61,045

Noncash investing activities:
Receivable for investments sold	1,193,730	290,722	-
Payable for investments purchased	764,131	8,256,957	4,315,796
Net change in unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment	(5,802,175)	44,254	1,844,346

Noncash financing activities:
Dividends declared, not yet paid	284,230	432,154	552,806
Conversion of Series B cumulative preferred stock	-	32,272	7,759
Contingent beneficial conversion feature on 4% Convertible Senior Notes	17,383	61,725	60,087
Equity component of 5% Convertible Senior Notes	-	11,717	-

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

1.     DESCRIPTION OF BUSINESS

Annaly Capital Management, Inc. (the “Company” or “Annaly”) is a Maryland corporation that commenced operations on February 18, 1997.  The Company owns a portfolio of real estate related investments, including mortgage pass-through certificates, collateralized mortgage obligations, agency callable debentures, other securities representing interests in or obligations backed by pools of mortgage loans, commercial real estate assets and corporate loans. The Company’s principal business objective is to generate net income for distribution to its stockholders from its investments.

The Company’s business operations are primarily comprised of the following:

 Annaly, the parent company, which invests primarily in various types of Agency mortgage-backed securities and related derivatives to hedge these investments.

– Annaly Commercial Real Estate Group, Inc. (“ACREG”, formerly known as CreXus Investment Corp. (“CreXus”)), a wholly-owned subsidiary that that was acquired during the second quarter of 2013 which specializes in acquiring, financing and managing commercial mortgage loans and other commercial real estate debt, commercial mortgage-backed securities and other commercial real estate-related assets.

– RCap Securities, Inc. (“RCap”), a wholly-owned subsidiary which operates as a broker-dealer, and is a member of the Financial Industry Regulatory Authority (“FINRA”).

– Fixed Income Discount Advisory Company (“FIDAC”), a wholly-owned subsidiary which manages an affiliated real estate investment trust (“REIT”) for which it earns fee income.

– Annaly Middle Market Lending LLC (formerly known as Charlesfort Capital Management LLC), a wholly-owned subsidiary which engages in corporate middle market lending transactions.

– Shannon Funding LLC (“Shannon”), a wholly-owned subsidiary which acquires residential mortgage loans and provides warehouse financing to residential mortgage originators in the United States.

The Company has elected to be taxed as a REIT as defined under the Internal Revenue Code of 1986, as amended, and regulations promulgated thereunder (the “Code”).  The Company is externally managed by Annaly Management Company LLC (the “Manager”).

2.        BASIS OF PRESENTATION

The accompanying consolidated financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP").

3.        SIGNIFICANT ACCOUNTING POLICIES

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

The Company has evaluated all of its investments in legal entities in order to determine if they are variable interests in Variable Interest Entities ("VIEs"). A VIE is defined as an entity in which equity investors (i) do not have the characteristics of a controlling financial interest, and/or (ii) do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. A variable interest is an investment or other interest that will absorb portions of a VIE's expected losses or receive portions of the entity’s expected residual returns. A VIE is required to be consolidated by its primary beneficiary, which is defined as the party that (i) has the power to control the activities that most significantly impact the VIE’s economic performance and (ii) has the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand and cash held in money market funds on an overnight basis. RCap is a member of various clearing organizations with which it maintains

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

cash required for the conduct of its day-to-day clearance activities. Cash and securities deposited with clearing organizations are carried at cost, which approximates fair value. The Company also maintains collateral in the form of cash on margin with counterparties to its interest rate swaps and other derivatives. Cash and securities deposited with clearing organizations and collateral held in the form of cash on margin with counterparties to its interest rate swaps and other derivatives totaled $371.8 million and $527.5 million at December 31, 2013 and 2012, respectively.

Fair Value Measurements – The Company carries various financial instruments at fair value.  A complete discussion of the methodology utilized by the Company to estimate the fair value of certain financial instruments is included in the notes to these consolidated financial statements.

Revenue Recognition – The revenue recognition policy by asset class is discussed below.

Agency Mortgage-Backed Securities and Agency Debentures – The Company invests primarily in mortgage pass-through certificates, collateralized mortgage obligations and other mortgage-backed securities representing interests in or obligations backed by pools of mortgage loans and certificates guaranteed by the Government National Mortgage Association (“Ginnie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”) or the Federal National Mortgage Association (“Fannie Mae”) (collectively, “Agency mortgage-backed securities”).  The Company also invests in Agency debentures issued by the Federal Home Loan Banks, Freddie Mac and Fannie Mae.

Agency mortgage-backed securities and Agency debentures are referred to herein as “Investment Securities.”  Although the Company generally intends to hold most of its Investment Securities until maturity, it may, from time to time, sell any of its Investment Securities as part of its overall management of its portfolio. Investment Securities are classified as available-for-sale and are reported at fair values estimated by management that are compared to independent sources for reasonableness, with unrealized gains and losses reported as a component of other comprehensive income (loss). Investment Securities transactions are recorded on trade date.  Realized gains and losses on sales of Investment Securities are determined using the average cost method.

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

Corporate Debt – The Company’s investments in corporate debt are designated as held for investment, and are carried at their principal balance outstanding plus any premiums or discounts less allowances for loan losses. No allowance for loan losses was deemed necessary as of December 31, 2013 and 2012.

Equity Securities – The Company may invest in equity securities that are classified as available-for-sale or trading.  Equity securities classified as available-for-sale are reported at fair value, based on market quotes, with unrealized gains and losses reported as a component of other comprehensive income (loss). Equity securities classified as trading are reported at fair value, based on market quotes, with unrealized gains and losses reported in the Consolidated Statements of Operations and Comprehensive Income (Loss) as Net gains (losses) on trading assets.  Dividends are recorded in earnings based on the declaration date.

Derivative Instruments – The Company may use a variety of derivative instruments to economically hedge some of its exposure to market risks, including interest rate and prepayment risk. These instruments include, but are not limited to, interest rate swaps, options to enter into interest rate swaps (“swaptions”), forward contracts for Agency mortgage-backed securities purchases or sales of a generic pool, or to-be-announced, basis (“TBA securities”) with the intent to net settle (“TBA derivatives”), options on TBA securities (“MBS

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

options”) and U.S. Treasury futures contracts.  The Company may also invest in other types of mortgage derivatives such as interest-only securities and synthetic total return swaps, such as the Markit IOS Synthetic Total Return Swap Index.  The Company may also enter into TBA dollar rolls.  Derivatives are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, which requires recognition of all derivatives as either assets or liabilities at fair value in the Consolidated Statements of Financial Condition with changes in fair value recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss).

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Other-Than-Temporary Impairment – Management evaluates available-for-sale securities for other-than-temporary impairment at least quarterly, and more frequently when economic or market conditions warrant such evaluation.  When the fair value of an available-for-sale security is less than its amortized cost the security is considered impaired. For securities that are impaired, the Company determines if it (1) has the intent to sell the security, (2) is more likely than not that it will be required to sell the security before recovery of its amortized cost basis, or (3) does not expect to recover the entire amortized cost basis of the security.  Further, the security is analyzed for credit loss (the difference between the present value of cash flows expected to be collected and the amortized cost basis).  The credit loss, if any, will then be recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss), while the balance of losses related to other factors will be recognized as a component of other comprehensive income (loss).  There was no other-than-temporary impairment for the years ended December 31, 2013, 2012 or 2011.

Loan Loss Reserves – To determine if loan loss allowances are required on investments in corporate debt, the Company reviews the monthly and/or quarterly financial statements of the borrowers to verify they meet the covenants of the loan documents.  If based on the financial review it is deemed probable that the Company will be unable to collect contractual principal and interest amounts (e.g. financial performance and delinquencies), a loan loss provision would be recorded. No allowance for loan losses was deemed necessary as of December 31, 2013 and 2012.

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

Goodwill and Intangible Assets – The Company’s acquisitions of FIDAC, Merganser Capital Management, Inc. (“Merganser”) and CreXus were accounted for using the acquisition method. In October 2013, the Company sold the operations of Merganser. Under the acquisition method, net assets and results of operations of acquired companies are included in the consolidated financial statements from the date of acquisition. The costs of FIDAC, Merganser and CreXus were allocated to the assets acquired, including identifiable intangible assets, and the liabilities assumed based on their estimated fair values at the date of acquisition. The excess of purchase price over the fair value of the net assets acquired was recognized as goodwill.

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

Convertible Senior Notes – The Company records the 4% Convertible Senior Notes and 5% Convertible Senior Notes (collectively, the “Convertible Senior Notes”) at their contractual amounts, adjusted by the effects of a beneficial conversion feature and a contingent beneficial conversion feature (collectively, the “Conversion Features”).  The Conversion Features’ intrinsic value is included in “Additional paid-in capital” on the Company’s Consolidated Statements of Financial Condition and reduces the recorded liability amount associated with the Convertible Senior Notes. A Conversion Feature may be recognized as a result of adjustments to the conversion price for dividends declared to common stockholders.

Stock Based Compensation – The Company is required to measure and recognize in the consolidated financial statements the compensation cost relating to share-based

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

payment transactions. The Company recognizes compensation expense on a straight-line basis over the requisite service period for the entire award.

Income Taxes – The Company has elected to be taxed as a REIT and intends to comply with the provisions of the Code, with respect thereto.  Accordingly, the Company will not be subjected to federal income tax to the extent of its distributions to stockholders and as long as certain asset, income and stock ownership tests are met.  The Company and certain of its direct and indirect subsidiaries, including FIDAC, RCap and certain subsidiaries of ACREG, have made separate joint elections to treat these subsidiaries as taxable REIT subsidiaries (“TRS”).  As such, each of these TRSs is taxable as a domestic C corporation and subject to federal, state and local income taxes based upon their taxable income.

The provisions of ASC 740, Income Taxes, (“ASC 740”) clarify the accounting for uncertainty in income taxes recognized in financial statements and prescribe a recognition threshold and measurement attribute for tax positions taken or expected to be taken on a tax return. ASC 740 also requires that interest and penalties related to unrecognized tax benefits be recognized in the financial statements. The Company does not have any unrecognized tax benefits that would affect its financial position.  Thus, no accruals for penalties and interest were necessary as of December 31, 2013 or 2012.

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

Commercial Real Estate Investments

Commercial Real Estate Debt – The Company's commercial real estate mortgages and loans are comprised of fixed-rate and adjustable-rate loans. Commercial real estate mortgages and loans are designated as held for investment and are carried at their outstanding principal balance, net of an unamortized origination fee, premium or discount, less a reserve for estimated losses if necessary. Origination fees, premiums and discounts are amortized or accreted over the estimated life of the loan. The difference between the principal amount of a loan and proceeds at acquisition is recorded as either a discount or premium.

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

The Company may be exposed to various levels of credit risk depending on the nature of its investments and the nature and level of the assets underlying the investments and credit enhancements, if any, supporting its assets. The Company’s core investment process includes procedures related to the initial approval of and periodic monitoring of credit risk and other risks associated with each investment.  The Company’s investment underwriting procedures include an evaluation of the borrower’s ability to manage and operate the properties.  Management reviews loan to value metrics upon either the origination or the acquisition of a new investment but generally does not update the loan to value metrics in the course of quarterly surveillance. Management generally reviews the most recent financial information produced

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

by the borrower, net operating income (“NOI”), debt service coverage ratios, property debt yields (net cash flow or NOI divided by the amount of outstanding indebtedness), loan per unit and rent rolls relating to each of the Company’s CRE Debt and Preferred Equity Investments, and may consider other factors management deems important. Management also reviews market pricing to determine the borrower’s ability to refinance the asset at the maturity of the loan.  Management also reviews economic trends, both macro as well as those directly affecting the property, and the supply and demand of competing projects in the sub-market in which the subject property is located.

In connection with the quarterly surveillance review process, loans are assigned an internal rating of Performing Loans, Watch List Loans or Workout Loans.   Loans that are deemed Performing Loans meet all present contractual obligations.  Watch List Loans are defined as performing or nonperforming loans for which the timing of cost recovery is under review. Workout Loans are defined as loans for which there is a likelihood that we may not recover our cost basis.

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

Investments in real estate are depreciated using the straight-line method over the estimated useful lives of the assets, summarized as follows:

Category                               Term
Building                                 35-40 years
Site improvements               2-7 years

The Company follows the acquisition method of accounting for acquisitions of operating real estate held for investment, where the purchase price of operating real estate is allocated to tangible assets such as land, building, site improvements and other identified intangibles such as above/below market and in-place leases.

The Company evaluates whether real estate acquired in connection with a foreclosure (“REO”), UCC/deed in lieu of foreclosure or a consensual modification of a loan (herein collectively referred to as a foreclosure) constitutes a business and whether business combination accounting is applicable. Upon foreclosure of a property, the excess of the carrying value of a loan, if any, over the estimated fair value of the property, less estimated costs to sell, is charged to provision for loan losses.

Investments in real estate, including REO, which do not meet the criteria to be classified as held for sale, are separately presented in the consolidated statements of financial condition as held for investment. Such operating real estate is reported at the lower of its carrying value or its estimated fair value less estimated costs to sell. Once a property is determined to be held for sale, depreciation is no longer recorded. In addition, if considered material to the overall consolidated financial statements, the results of operations are reclassified to income (loss) from discontinued operations in the consolidated statements of comprehensive income (loss).

The Company's real estate portfolio (REO and real estate held for investment) is reviewed on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value of its operating real estate may be impaired or that its carrying value may not be recoverable. A property's value is considered impaired if the Company's estimate of the aggregate future undiscounted cash flows to be generated by the property is less than the carrying value of the property. In conducting this review, the Company considers U.S. macroeconomic factors, including real estate sector conditions, together with asset specific and other factors. To the extent an impairment has occurred and is considered to be other than temporary, the loss will be measured as the excess of the carrying amount of the property over the calculated fair value of the property.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

A Summary of Recent Accounting Pronouncements Follows:

Presentation

Receivables – Troubled Debt Restructurings by Creditors (ASC 310-40)

In January 2014, the FASB issued ASU 2014-04, Receivables–Troubled Debt Restructurings by Creditors, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure, which clarifies that an in substance repossession or foreclosure has occurred, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, when the creditor obtains legal title to the property upon completion of a foreclosure or the borrower conveys all interest in the property to the creditor through a deed in lieu of foreclosure or similar arrangement. ASU 2014-04 also requires disclosure of the amount of foreclosed residential real estate held by the creditor and the recorded investment in mortgage loans collateralized by residential real estate property in the process of foreclosure. The update is effective for reporting periods beginning after December 15, 2014. Adoption is not expected to have a significant impact on the consolidated financial statements.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

Broad Transactions

Financial Services – Investment Companies (ASC 946)

In June 2013, the FASB finalized ASU 2013-08 amending the scope, measurement and disclosure requirements under Topic 946 – Financial Services-Investment Companies.  In January 2014, the FASB has officially removed the Investment Companies: Real Estate Property Investments and the Investment Properties projects from its agenda. As stated in ASC 946-10-15-3, the guidance in Topic 946 does not apply to REITs, and thus has no effect on the Company’s consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

4.           AGENCY MORTGAGE-BACKED SECURITIES

The following tables present the Company’s available-for-sale Agency mortgage-backed securities portfolio as of December 31, 2013 and 2012 which were carried at their fair value:

December 31, 2013	Freddie Mac	Fannie Mae	Ginnie Mae	Total
	(dollars in thousands)

Principal outstanding	$24,458,925	$43,564,657	$120,739	$68,144,321
Unamortized premium	1,627,966	2,970,813	27,085	4,625,864
Unamortized discount	(9,533)	(11,568)	(383)	(21,484)
Amortized cost	26,077,358	46,523,902	147,441	72,748,701
Gross unrealized gains	227,423	456,057	9,845	693,325
Gross unrealized losses	(1,267,106)	(1,781,683)	(4,288)	(3,053,077)
Estimated fair value	$25,037,675	$45,198,276	$152,998	$70,388,949

	Fixed Rate	Adjustable Rate	Total
	(dollars in thousands)
Amortized cost	$68,784,424	$3,964,277	$72,748,701
Gross unrealized gains	538,556	154,769	693,325
Gross unrealized losses	(3,040,153)	(12,924)	(3,053,077)
Estimated fair value	$66,282,827	$4,106,122	$70,388,949

December 31, 2012	Freddie Mac	Fannie Mae	Ginnie Mae	Total
	(dollars in thousands)
Principal outstanding	$44,296,234	$70,649,782	$273,988	$115,220,004
Unamortized premium	2,121,478	3,695,381	39,348	5,856,207
Unamortized discount	(9,515)	(12,315)	(389)	(22,219)
Amortized cost	46,408,197	74,332,848	312,947	121,053,992
Gross unrealized gains	1,166,299	1,913,334	17,583	3,097,216
Gross unrealized losses	(36,890)	(146,533)	(4,578)	(188,001)
Estimated fair value	$47,537,606	$76,099,649	$325,952	$123,963,207

	Fixed Rate	Adjustable Rate	Total
	(dollars in thousands)
Amortized cost	$115,267,274	$5,786,718	$121,053,992
Gross unrealized gains	2,838,203	259,013	3,097,216
Gross unrealized losses	(183,388)	(4,613)	(188,001)
Estimated fair value	$117,922,089	$6,041,118	$123,963,207

Actual maturities of Agency mortgage-backed securities are generally shorter than stated contractual maturities because actual maturities of Agency mortgage-backed securities are affected by periodic payments and prepayments of principal on the underlying mortgages.
The following table summarizes the Company’s Agency mortgage-backed securities as of December 31, 2013 and 2012, according to their estimated weighted average life classifications:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	December 31, 2013		December 31, 2012
Weighted Average Life	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
	(dollars in thousands)
Less than one year	$65,584	$64,561	$1,264,094	$1,250,405
Greater than one year through five years	50,046,013	51,710,059	119,288,168	116,510,310
Greater than five years through ten years	14,915,716	15,292,973	3,104,073	2,992,054
Greater than ten years	5,361,636	5,681,108	306,872	301,223
Total	$70,388,949	$72,748,701	$123,963,207	$121,053,992

The weighted average lives of the Agency mortgage-backed securities at December 31, 2013 and 2012 in the table above are based upon principal prepayment rates for each security provided through subscription-based financial information services. The prepayment model considers current yield, forward yield, steepness of the yield curve, current mortgage rates, mortgage rate of the outstanding loans, loan age, margin, volatility and other factors.  The actual weighted average lives of the Agency mortgage-backed securities could be longer or shorter than estimated.

The following table presents the gross unrealized losses and estimated fair value of the Company’s Agency mortgage-backed securities by length of time that such securities have been in a continuous unrealized loss position at December 31, 2013 and 2012.

	December 31, 2013			December 31, 2012
	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities
	(dollars in thousands)
Less than 12 Months	$47,677,197	$(2,569,474)	583	$11,220,514	$(82,721)	187
12 Months or More	6,102,283	(483,603)	55	147,775	(105,280)	39
Total	$53,779,480	$(3,053,077)	638	$11,368,289	$(188,001)	226

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

During the year ended December 31, 2013, the Company disposed of $54.5 billion of Agency mortgage-backed securities, resulting in a realized gain of $440.2 million.  During the year ended December 31, 2012, the Company sold $30.4 billion of Agency mortgage-backed securities, resulting in a realized gain of $438.5 million.  During the year ended December 31, 2011, the Company sold $18.7 billion of Agency mortgage-backed securities, resulting in a realized gain of $199.2 million.  Average cost is used as the basis on which the realized gain or loss on sale is determined.

Agency interest-only mortgage-backed securities represent the right to receive a specified portion of the contractual interest flows of the underlying outstanding principal balance of specific Agency mortgage-backed securities.  Agency interest-only mortgage-backed securities in the Company’s portfolio as of December 31, 2013 and 2012 had net unrealized gains (losses) of $78.1 million and ($141.1) million and an amortized cost of $1.0 billion and $797.1 million, respectively.

5.     ACQUISITION OF CREXUS

On April 17, 2013, the Company, through its wholly-owned subsidiary CXS Acquisition Corporation obtained control of CreXus pursuant to the merger agreement

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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
$982,788

The Company recorded $71.4 million of goodwill during the second quarter of 2013 associated with the acquisition of CreXus in the Consolidated Statements of Financial Condition. The Company recorded a $0.4 million adjustment to goodwill during the second half of 2013. The final goodwill recorded on the Consolidated Statements of Financial Condition may differ from that reflected herein as a result of future measurement period adjustments. In management’s opinion, the goodwill represents the synergies that will result from integrating CreXus’ commercial real estate platform into the Company, which the Company believes is complementary to its existing business and return profile.

The acquisition-date fair value of the previously held equity interest in CreXus excluded the estimated fair value of the control premium that resulted from the merger transaction. The Company recognized a loss of $18.9 million during the second quarter of 2013 as a result of remeasuring the fair value of its equity interest in CreXus held before the business combination.

Under ASC 805, merger-related transaction costs (such as advisory, legal, valuation and other professional fees) are not included as components of consideration transferred but are accounted for as expenses in the periods in which the costs are incurred. Transaction costs of $7.3 million were incurred during 2013 and were included in other general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss).

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

6. COMMERCIAL REAL ESTATE INVESTMENTS At December 31, 2013, commercial real estate investments were composed of the following: CRE Debt and Preferred Equity Investments

	December 31, 2013
	Outstanding Principal	Carrying Value	Percentage of Loan Portfolio(1)
	(dollars in thousands)
Senior mortgages	$669,512	$669,949	42.2%
Subordinate notes	41,059	41,408	2.6%
Mezzanine loans	626,883	628,357	39.5%
Preferred equity	249,769	249,145	15.7%
Subtotal	$1,587,223	$1,588,859	100%
Net origination fees		(4,890)
Net investment in CRE Debt and Preferred Equity Investments		$1,583,969

(1) Based on outstanding principal

	December 31, 2013
	Senior Mortgages	Subordinate Notes	Mezzanine Loans	Preferred Equity	Total
	(dollars in thousands)
Beginning principal balance, net of loss reserves	$100,907	$41,293	$545,109	$39,769	$727,078
Purchases/advances (principal)	594,143	-	184,704	210,000	988,847
Sales (principal)	(13,750)	-	-	-	(13,750)
Remaining premium (discount)	458	350	1,476	(624)	1,660
Principal payments	(24,309)	(235)	(90,432)	-	(114,976)
Transfers	12,500	-	(12,500)	-	-
Allowance for loan losses	-	-	-	-	-
Net carrying value (excluding origination fees)	$669,949	$41,408	$628,357	$249,145	$1,588,859

Internal CRE Debt and Preferred Equity Investment Ratings

	December 31, 2013
		Percentage of CRE Debt and	Internal Ratings
Investment Type	Outstanding Principal	Preferred Equity Portfolio	Performing Loans	Watch List Loans	Workout Loans
	(dollars in thousands)
Senior mortgages	$669,512	42.2%	$644,039	$25,473	$-
Subordinate notes	41,059	2.6%	41,059	-	-
Mezzanine loans	626,883	39.5%	620,883	6,000	-
Preferred equity	249,769	15.7%	249,769	-	-
	$1,587,223	100.00%	$1,555,750	$31,473	$-

Total Commercial Real Estate Investment

December 31, 2013
(dollars in thousands)
Real estate held for investment, at amortized cost
Land	$6,639
Buildings and improvements	31,100
Subtotal	37,739
Less: accumulated depreciation	(877)
Total real estate held for investment at amortized cost, net	36,862
Real estate held for sale at fair value	23,270
Total investment in commercial real estate, net	60,132
Net carrying value of CRE Debt and Preferred Equity Investments	1,583,969
Total commercial real estate investments	$1,644,101

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

7.     FAIR VALUE MEASUREMENTS

The Company follows fair value guidance in accordance with GAAP to account for its financial instruments. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

GAAP requires classification of the instruments into a three-level hierarchy based on the priority of the inputs to the valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument. Financial assets and liabilities recorded at fair value on the Consolidated Statements of Financial Condition or disclosed in the related notes are categorized based on the inputs to the valuation techniques as follows:

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

The Company designates its financial instruments as available for sale or trading depending upon the type of instrument and the Company’s intent and ability to hold such instrument to maturity. Instruments classified as available for sale and trading are reported at fair value on a recurring basis. Instruments classified as held-to-maturity are reported at amortized cost, with an estimation of the fair value of such instruments performed on a non-recurring, generally quarterly basis.

The following is a description of the valuation methodologies used for instruments carried at fair value. These methodologies are applied to assets and liabilities across the three level fair value hierarchy, with the observability of inputs determining the appropriate level.

U.S. Treasury securities and investments in affiliates are valued using quoted prices for identical instruments in active markets. Agency mortgage-backed securities, Agency debentures, interest rate swaps, swaptions and other derivatives are valued using quoted prices, including dealer quotes, or internally estimated prices for similar assets using internal models. The Company incorporates common market pricing methods, including a spread measurement to the Treasury curve as well as underlying characteristics of the particular security including coupon, prepayment speeds, periodic and life caps, rate reset period and expected life of the security in its estimates of fair value. Management reviews the fair values generated by the internal models to determine whether prices are reflective of the current market.  Management indirectly corroborates its estimates of the fair value derived using internal models by comparing its results to independent prices provided by dealers in the securities and/or third party pricing services. Certain liquid asset classes, such as Agency fixed-rate pass-throughs, may be priced using independent sources such as quoted prices for TBA securities.

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

The following table presents the estimated fair values of financial instruments measured at fair value on a recurring basis.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Level 1	Level 2	Level 3	Total
At December 31, 2013	(dollars in thousands)
Assets:
U.S. Treasury securities	$1,117,915	$-	$-	$1,117,915
Agency mortgage-backed securities	-	70,388,949	-	70,388,949
Agency debentures	-	2,969,885	-	2,969,885
Investment in affiliates	139,447	-	-	139,447
Interest rate swaps	-	559,044	-	559,044
Other derivatives	3,487	143,238	-	146,725
Total Assets	$1,260,849	$74,061,116	$-	$75,321,965
Liabilities:
U.S. Treasury securities sold, not yet purchased	1,918,394	-	-	1,918,394
Interest rate swaps	-	1,141,828	-	1,141,828
Other derivatives	439	55,079	-	55,518
Total Liabilities	$1,918,833	$1,196,907	$-	$3,115,740

	Level 1	Level 2	Level 3	Total
At December 31, 2012	(dollars in thousands)
Assets:
U.S. Treasury securities	$752,076	$-	$-	$752,076
Agency mortgage-backed securities	-	123,963,207	-	123,963,207
Agency debentures	-	3,009,568	-	3,009,568
Investment in affiliates	234,120	-	-	234,120
Other derivatives	7,955	1,875	-	9,830
Total Assets	$994,151	$126,974,650	$-	$127,968,801
Liabilities:
U.S. Treasury securities sold, not yet purchased	495,437	-	-	495,437
Interest rate swaps	-	2,584,907	-	2,584,907
Total Liabilities	$495,437	$2,584,907	$-	$3,080,344

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

The carrying value of short term instruments, including cash and cash equivalents, reverse repurchase agreements and repurchase agreements whose term is less than twelve months, and securities borrowed and securities loaned, generally approximates fair value due to the short term nature of the instruments.

Instruments held-for-investment are recorded at their principal balance outstanding, plus any premiums or less discounts that are amortized or accreted over the estimated life of the instrument.

Commercial real estate debt and preferred equity held for investment are carried at their outstanding principal balance, net of an unamortized origination fee, premium or discount, less a reserve for estimated losses. The estimated fair value of commercial real estate debt and preferred equity investments takes into consideration expected changes in interest rates and changes in the underlying collateral cash flows. The fair value of commercial real estate debt and preferred equity investments is based on the investment’s contractual cash flows and estimated changes in the yield curve. The fair value also reflects consideration of changes in credit risk since the investment was originated or purchased.

Estimates of fair value of corporate debt require the use of judgments and inputs including, but not limited to, the enterprise value of the borrower (i.e., an estimate of the

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

total fair value of the borrower's debt and equity), the nature and realizable value of any collateral, the borrower’s ability to make payments when due and its earnings history.  Management also considers factors that affect the macro and local economic markets in which the borrower operates.

The fair value of repurchase agreements with remaining maturities greater than one year or with embedded optionality are valued as structured notes, with term to maturity, LIBOR rates and the Treasury curve being primary determinants of estimated fair value.

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

The fair value of a participation sold is based on the estimated fair value of the underlying loan.

The fair value of convertible senior notes  is determined using end of day quoted prices in active markets.

The following table summarizes the estimated fair value for all financial assets and liabilities as of December 31, 2013 and 2012.

		December 31, 2013		December 31, 2012
	Level in Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
		(dollars in thousands)
Financial assets:
Cash and cash equivalents	1	$552,436	$552,436	$615,789	$615,789
Reverse repurchase agreements	1	100,000	100,000	1,811,095	1,811,095
Securities borrowed	1	2,582,893	2,582,893	2,160,942	2,160,942
U.S. Treasury securities	1	1,117,915	1,117,915	752,076	752,076
Agency mortgage-backed securities	2	70,388,949	70,388,949	123,963,207	123,963,207
Agency debentures	2	2,969,885	2,969,885	3,009,568	3,009,568
Investment in affiliates	1	139,447	139,447	234,120	234,120
Commercial real estate debt and preferred equity	3	1,583,969	1,581,836	-	-
Corporate debt	2	117,687	118,362	63,944	64,271
Interest rate swaps	2	559,044	559,044	-	-
Other derivatives	1,2	146,725	146,725	9,830	9,830

Financial liabilities:
U.S. Treasury securities sold, not yet purchased	1	$1,918,394	$1,918,394	$495,437	$495,437
Repurchase agreements	1,2	61,781,001	62,134,133	102,785,697	103,332,832
Securities loaned	1	2,527,668	2,527,668	1,808,315	1,808,315
Convertible Senior Notes	1	825,262	870,199	825,541	899,192
Mortgages payable	2	19,332	19,240	-	-
Participation sold	3	14,065	14,050	-	-
Interest rate swaps	2	1,141,828	1,141,828	2,584,907	2,584,907
Other derivatives	1,2	55,518	55,518	-	-

8.      REPURCHASE AGREEMENTS

The Company had outstanding $61.8 billion and $102.8 billion of repurchase agreements with weighted average borrowing rates of 2.33% and 1.53%, after giving effect to the Company’s interest rate swaps, and weighted average remaining maturities of 204 days and 191 days as of December 31, 2013 and 2012, respectively.  Investment Securities and U.S. Treasury securities pledged as collateral under these repurchase agreements and interest rate swaps had an estimated fair value and accrued interest of $67.9 billion and $222.1 million, respectively, at December 31, 2013 and $109.2 billion and $363.8 million, respectively, at December 31, 2012.

At December 31, 2013 and 2012, the repurchase agreements had the following remaining maturities and weighted average rates:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	December 31, 2013		December 31, 2012
	Repurchase Agreements	Weighted Average Rate	Repurchase Agreements	Weighted Average Rate
	(dollars in thousands)
1 day	$-	0.00%	$-	0.00%
2 to 29 days	21,171,574	0.36%	33,191,448	0.50%
30 to 59 days	13,373,921	0.43%	28,383,851	0.45%
60 to 89 days	3,592,266	0.44%	8,602,680	0.42%
90 to 119 days	4,010,334	0.52%	4,804,671	0.57%
Over 120 days	19,632,906	1.29%	27,803,047	1.03%
Total	$61,781,001	0.68%	$102,785,697	0.63%

Repurchase agreements and reverse repurchase agreements with the same counterparty and the same maturity are presented net in the Consolidated Statements of Financial Condition when the terms of the agreements permit netting. The following table summarizes the gross amounts of reverse repurchase agreements and repurchase agreements, amounts offset in accordance with netting arrangements and net amounts of repurchase agreements and reverse repurchase agreements as presented in the Consolidated Statements of Financial Condition as of December 31, 2013 and 2012.

	December 31, 2013		December 31, 2012
	Reverse Repurchase Agreements	Repurchase Agreements	Reverse Repurchase Agreements	Repurchase Agreements
	(dollars in thousands)
Gross Amounts	$2,524,980	$64,205,981	$3,650,053	$104,624,655
Amounts Offset	(2,424,980)	(2,424,980)	(1,838,958)	(1,838,958)
Netted Amounts	$100,000	$61,781,001	$1,811,095	$102,785,697

9.      DERIVATIVE INSTRUMENTS

In connection with the Company’s investment/market rate risk management strategy, the Company economically hedges a portion of its interest rate risk by entering into derivative financial instrument contracts, which include interest rate swaps, swaptions and U.S. Treasury futures contracts. The Company also enters into TBA derivatives and MBS options to economically hedge its exposure to market risks. The purpose of using derivatives is to manage overall portfolio risk with the potential to generate additional income for distribution to stockholders. These derivatives are subject to changes in market value resulting from changes in interest rates, volatility, Agency mortgage-backed security spreads to U.S. Treasuries and market liquidity. The use of derivatives also creates exposure to credit risk relating to potential losses that could be recognized if the counterparties to these instruments fail to perform their obligations under the stated contract. Additionally, the Company may have to pledge cash or assets as collateral for the derivative transactions, the amount which may vary based on the market value, notional amount and remaining term of the derivative contract. In the event of a default by the counterparty, the Company could have difficulty obtaining its Investment Securities pledged as collateral as well as receiving payments in accordance with the terms of the derivative contracts. None of the Company’s derivative transactions have been designated as hedging instruments for accounting purposes.

The table below summarizes fair value information about our derivative assets and liabilities as of December 31, 2013 and 2012:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Derivatives Instruments	Balance Sheet Location	December 31, 2013	December 31, 2012
Assets:		(dollars in thousands)
Interest rate swaps	Interest rate swaps, at fair value	$559,044	$-
Interest rate swaptions	Other derivative contracts, at fair value	110,361	-
TBA derivatives	Other derivative contracts, at fair value	20,693	1,875
MBS options	Other derivative contracts, at fair value	12,184	-
U.S. Treasury futures	Other derivative contracts, at fair value	3,487	7,955
		$705,769	$9,830

Liabilities:
Interest rate swaps	Interest rate swaps, at fair value	$1,141,828	$2,584,907
Interest rate swaptions	Other derivative contracts, at fair value	24,662	-
TBA derivatives	Other derivative contracts, at fair value	13,779	-
MBS options	Other derivative contracts, at fair value	16,638	-
U.S. Treasury futures	Other derivative contracts, at fair value	439	-
		$1,197,346	$2,584,907

The following table summarizes certain characteristics of the Company’s interest rate swaps at December 31, 2013:

Maturity	Current Notional	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
(dollars in thousands)
0 - 3 years	$24,286,000	1.83%	0.18%	1.98
3 - 6 years	8,865,410	2.02%	0.19%	4.19
6 - 10 years	15,785,500	2.37%	0.23%	7.66
Greater than 10 years	3,490,000	3.62%	0.20%	19.93
Total / Weighted Average	$52,426,910	2.14%	0.20%	5.26

The following table summarizes certain characteristics of the Company’s interest rate swaptions at December 31, 2013:

	Current Underlying Notional	Weighted Average Underlying Pay Rate		Weighted Average Underlying Receive Rate		Weighted Average Underlying Years to Maturity	Weighted Average Months to Expiration
	(dollars in thousands)
Long	$5,150,000	3.07%		3M LIBO	R	10.10	4.26
Short	$1,000,000	3M LIBO	R	2.83%		5.96	23.71

The following table summarizes certain characteristics of the Company’s TBA derivatives as of December 31, 2013:

December 31, 2013
(dollars in thousands)
Purchase and sale contracts for derivative TBAs	Notional	Cost Basis	Market Value	Net Carrying Value
Purchase contracts	$2,625,000	$2,733,682	$2,722,324	$(11,357)
Sale contracts	(3,875,000)	(3,923,213)	(3,904,941)	18,271
Net TBA derivatives	$(1,250,000)	$(1,189,531)	$(1,182,617)	$6,914

Derivative contracts may contain legally enforceable provisions that allow for netting or setting off receivables and payables with each counterparty. Beginning on September 30, 2013, the Company elected to present derivative contracts on a gross basis on the Consolidated Statements of Financial Condition. Prior to September 30, 2013, the Company presented the fair value of derivative contracts net, by

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

counterparty. The following tables present information about our derivative assets and liabilities that are subject to such provisions and can potentially be offset	on our Consolidated Statements of Financial Condition as of December 31, 2013 and 2012, respectively.

December 31, 2013	Gross Amounts	Amounts Eligible for Offset	Net Amounts
Assets:	(dollars in thousands)
Interest rate swaps, at fair value	$559,044	$(408,553)	$150,491
Interest rate swaptions, at fair value	110,361	(24,662)	85,699
TBA derivatives, at fair value	20,693	(9,775)	10,918
MBS options, at fair value	12,184	(3,292)	8,892
U.S. Treasury futures, at fair value	3,487	(439)	3,048

Liabilities:
Interest rate swaps, at fair value	$1,141,828	$(408,553)	$733,275
Interest rate swaptions, at fair value	24,662	(24,662)	-
TBA derivatives, at fair value	13,779	(9,775)	4,004
MBS options, at fair value	16,638	(3,292)	13,346
U.S. Treasury futures, at fair value	439	(439)	-

December 31, 2012	Gross Amounts	Amounts Eligible for Offset	Net Amounts
Assets:	(dollars in thousands)
Interest rate swaps, at fair value	$26,020	$(26,020)	$-
TBA derivatives, at fair value	1,875	-	1,875
U.S. Treasury futures, at fair value	7,955	-	7,955

Liabilities:
Interest rate swaps, at fair value	$2,610,927	$(26,020)	$2,584,907

The effect of interest rate swaps on the Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	Location on Consolidated Statements of Operations and Comprehensive Income (Loss)
	Realized Gains (Losses) on Interest Rate Swaps	Realized Gains (Losses) on Termination of Interest Rate Swaps	Unrealized Gains (Losses) on Interest Rate Swaps
	(dollars in thousands)
For the Years Ended:
December 31, 2013	$(908,294)	$(101,862)	$2,002,200
December 31, 2012	$(893,769)	$(2,385)	$(32,219)
December 31, 2011	$(882,395)	$-	$(1,815,107)

The weighted average pay rate on the Company’s interest rate swaps at December 31, 2013 was 2.14% and the weighted average receive rate was 0.20%. The	weighted average pay rate at December 31, 2012 was 2.21% and the weighted average receive rate was 0.24%.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Year Ended December 31, 2013

Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Trading Assets
(dollars in thousands)
Net TBA derivatives (1)	$33,728	$6,630	$40,358
Net interest rate swaptions	$(2,697)	$(15,467)	$(18,164)
U.S. Treasury futures	$(38,514)	$(2,851)	$(41,365)
			$(19,171)

(1) Includes options on TBA securities

Certain of the Company’s derivative contracts are subject to International Swaps and Derivatives Association Master Agreements (“ISDA”) which contain provisions that grant counterparties certain rights with respect to the applicable ISDA upon the occurrence of (i) negative performance that results in a decline in net assets in excess of specified thresholds or dollar amounts over set periods of time, (ii) the Company’s failure to maintain its REIT status, (iii) the Company’s failure to comply with limits on the amount of leverage, and (iv) the Company’s stock being delisted from the New York Stock Exchange (NYSE). Upon the occurrence of any one of items (i) through (iv), the counterparty to the applicable ISDA has a right to terminate the ISDA in accordance with its provisions. The aggregate fair value of all derivative instruments with the aforementioned features that are in a net liability position at December 31, 2013 is approximately $492 million, which represents the maximum amount the Company would be required to pay upon termination. This amount is fully collateralized.

In connection with RCap’s proprietary trading activities, it enters primarily into U.S. Treasury, Eurodollar, federal funds, German government and U.S. equity index and currency futures and options contracts. RCap invests in futures and options contracts for economic hedging purposes to reduce exposure to changes in yields of its U.S. Treasury securities and for speculative purposes to achieve capital appreciation. The use of futures and options contracts creates exposure to credit risk relating to potential losses that could be recognized if the counterparties to these instruments fail to perform their obligations under the contracts. RCap uses appropriately licensed FCMs to execute its orders to buy and sell futures and options contracts. RCap’s derivative contracts are presented in the Consolidated Statements of Financial Condition as Other derivatives, at fair value.

10.      CONVERTIBLE SENIOR NOTES

In 2010, the Company issued $600.0 million in aggregate principal amount of its 4% convertible senior notes due 2015 (“4% Convertible Senior Notes”) for net proceeds of approximately $582.0 million. The Company has repurchased $492.5 million in aggregate principal amount of its 4% Convertible Senior Notes as of December 31, 2013. Interest on the 4% Convertible Senior Notes is paid semi-annually at a rate of 4% per year and the 4% Convertible Senior Notes will mature on February 15, 2015 unless repurchased or converted earlier. The 4% Convertible Senior Notes are convertible into shares of Common Stock at a conversion rate for each $1,000 principal amount of 4% Convertible Senior Notes.  The initial conversion rate was 46.6070, which was equivalent to an initial conversion price of approximately $21.4560 per share of Common Stock. The conversion rate at December 31, 2013 was 79.7379, which is equivalent to a conversion price of approximately $12.5411 per share of Common Stock.  The conversion rate is subject to adjustment in certain circumstances.  There is no limit on the total number of shares of Common Stock that the Company would be required to issue upon a conversion.

The intrinsic value of the contingent beneficial conversion feature was $93.2 million and $75.8 million at December 31, 2013 and 2012, respectively, which is reflected in Additional paid-in capital on the Company’s Consolidated Statements of Financial Condition, and reduces the recorded liability on the 4% Convertible Senior Notes. The unamortized contingent beneficial conversion feature of the 4% Convertible Senior Notes at December 31, 2013 and 2012 of $26.9 million and $22.7 million, respectively, is recognized in interest expense over the remaining life of the notes.

In May 2012, the Company issued $750.0 million in aggregate principal amount of its 5% convertible senior notes due 2015 (“5% Convertible Senior Notes”) for net proceeds of approximately $727.5 million. Interest on the 5% Convertible Senior Notes is paid semi-annually at a

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

rate of 5% per year and the 5% Convertible Senior Notes will mature on May 15, 2015 unless repurchased or converted earlier.  The 5% Convertible Senior Notes are convertible into shares of Common Stock at a conversion rate for each $1,000 principal amount of 5% Convertible Senior Notes.  The initial conversion rate and conversion rate at December 31, 2013 was 52.7969, which was equivalent to an initial conversion price of approximately $18.94 per share of Common Stock, subject to adjustment in certain circumstances.  Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of Common Stock or a combination of cash and shares of Common Stock, at the Company’s sole discretion. There is no limit on the total number of shares of Common Stock that the Company would be required to issue upon a conversion.

At issuance, the Company determined that the 5% Convertible Senior Notes included an equity component of $11.7 million, which is reflected in Additional paid-in capital on the Company’s Consolidated Statements of Financial Condition, and reduces the recorded liability on the 5% Convertible Senior Notes.  The $11.7 million discount to the principal amount of the Convertible Senior Notes is recognized in interest expense over the remaining life of the notes. At December 31, 2013 and 2012, $5.4 million and $9.3 million, respectively, of the discount had not been reflected in interest expense.

The 4% Convertible Senior Notes due 2015 and the 5% Convertible Senior Notes due 2015 rank pari-passu with each other. They are each a general corporate obligation and therefore rank junior to collateralized debt of the Company with respect to secured collateral.

The 4% Convertible Senior Notes and the 5% Convertible Senior Notes rank senior to the 7.875% Series A Cumulative Redeemable Preferred Stock, 7.625% Series C Cumulative Redeemable Preferred Stock and 7.50% Series D Cumulative Redeemable Preferred Stock.  The 7.875% Series A Cumulative Redeemable Preferred Stock, 7.625% Series C Cumulative Redeemable Preferred Stock and 7.50% Series D Cumulative Redeemable Preferred Stock rank pari-passu with each other.

The 7.875% Series A Cumulative Redeemable Preferred Stock, 7.625% Series C Cumulative Redeemable Preferred Stock and 7.50% Series D Cumulative Redeemable Preferred Stock rank senior to the common stock of the Company.

11.     COMMON STOCK AND PREFERRED STOCK

(A)  Common Stock

During the year ended December 31, 2013, 166,000 options were exercised for an aggregate exercise price of $2.2 million.  During the year ended December 31, 2012, 603,000 options were exercised for an aggregate exercise price of $8.4 million.  During the year ended December 31, 2011, 679,000 options were exercised for an aggregate exercise price $9.0 million, respectively.

During the year ended December 31, 2013, we raised $2.9 million, by issuing 219,000 shares, through the Direct Purchase and Dividend Reinvestment Program.  During the year ended December 31, 2012, we raised $2.8 million, by issuing 170,000 shares, through the Direct Purchase and Dividend Reinvestment Program. During the year ended December 31, 2011, we raised $455.5 million by issuing 26.2 million shares through the Direct Purchase and Dividend Reinvestment Program, respectively.

During the year ended December 31, 2012, 1.3 million shares of Series B Preferred Stock were converted into 4.0 million shares of common stock. During the year ended December 31, 2011, 320,000 shares of Series B Preferred Stock were converted into 906,000 shares of common stock.

On March 19, 2012, the Company entered into six separate Distribution Agency Agreements (“Distribution Agency Agreements”) with each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse Securities (USA) LLC, Goldman, Sachs & Co., J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC and RCap Securities, Inc. (together, the Agents).  Pursuant to the terms of the Distribution Agency Agreements, the Company may sell from time to time through the Agents, as its sales agents, up to 125,000,000 shares of the Company’s common stock. The Company did not make any sales under the Distribution Agency Agreements during the years ended December 31, 2013 and 2012.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

On October 16, 2012, the Company announced that its board of directors (“Board of Directors”) has authorized the repurchase of up to $1.5 billion of its outstanding common shares over a 12 month period.  All common shares purchased are part of a publicly announced plan in open-market transactions. During the year ended December 31, 2012, the Company repurchased approximately 27.8 million shares of its outstanding common stock for $397.1 million, of which $141.1 million had not settled at December 31, 2012.  During the year ended December 31, 2013, the Company did not repurchase any shares of its outstanding common stock.

(B) Preferred Stock

At December 31, 2013 and 2012, the Company had issued and outstanding 7,412,500 shares of Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”), with a par value of $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The Series A Preferred Stock is entitled to a dividend at a rate of 7.875% per year based on the $25.00 liquidation preference before the common stock is entitled to receive any dividends. The Series A Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not declared) exclusively at the Company's option commencing on April 5, 2009 (subject to the Company's right under limited circumstances to redeem the Series A Preferred Stock earlier in order to preserve its qualification as a REIT). The Series A Preferred Stock is senior to the Company's common stock and is on parity with the Series C Preferred Stock and Series D Preferred Stock with respect to dividends and distributions, including distributions upon liquidation, dissolution or winding up. The Series A Preferred Stock generally does not have any voting rights, except if the Company fails to pay dividends on the Series A Preferred Stock for six or more quarterly periods (whether or not consecutive). Under such circumstances, the Series A Preferred Stock, together with the Series C Preferred Stock and Series D Preferred Stock, will be entitled to vote to elect two additional directors to the Board, until all unpaid dividends have been paid or declared and restricted for payment.  In addition, certain material and adverse changes to the terms of the Series A Preferred Stock cannot be made without the affirmative vote of holders of at least two-thirds of the outstanding shares of Series A Preferred Stock, Series C Preferred Stock and Series D Preferred Stock. Through December 31, 2013, the Company had declared and paid all required quarterly dividends on the Series A Preferred Stock.

At December 31, 2013 and 2012, the Company had issued and outstanding 12,000,000 shares of Series C Preferred Stock, with a par value of $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The Series C Preferred Stock is entitled to a dividend at a rate of 7.625% per year based on the $25.00 liquidation preference before the common stock is entitled to receive any dividends. The Series C Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not declared) exclusively at the Company’s option commencing on May 16, 2017 (subject to the Company’s right under limited circumstances to redeem the Series C Preferred Stock earlier in order to preserve its qualification as a REIT or under limited circumstances related to a change of control of the Company). The Series C Preferred Stock is senior to the Company’s common stock and is on parity with the Series A Preferred Stock and Series D Preferred Stock with respect to dividends and distributions, including distributions upon liquidation, dissolution or winding up. The Series C Preferred Stock generally does not have any voting rights, except if the Company fails to pay dividends on the Series C Preferred Stock for six or more quarterly periods (whether or not consecutive). Under such circumstances, the Series C Preferred Stock, together with the Series A Preferred Stock and Series D Preferred Stock, will be entitled to vote to elect two additional directors to the Board, until all unpaid dividends have been paid or declared and restricted for payment. In addition, certain material and adverse changes to the terms of the Series C Preferred Stock cannot be made without the affirmative vote of holders of at least two-thirds of the outstanding shares of Series C Preferred Stock and Series A Preferred Stock and

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Series D Preferred Stock. Through December 31, 2013, the Company had declared and paid all required quarterly dividends on the Series C Preferred Stock.

At December 31, 2013 and 2012, the Company had issued and outstanding 18,400,000 shares of Series D Preferred Stock, with a par value of $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The Series D Preferred Stock is entitled to a dividend at a rate of 7.50% per year based on the $25.00 liquidation preference before the common stock is entitled to receive any dividends. The Series D Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not declared) exclusively at the Company’s option commencing on September 13, 2017 (subject to the Company’s right under limited circumstances to redeem the Series D Preferred Stock earlier in order to preserve its qualification as a REIT or under limited circumstances related to a change of control of the Company). The Series D Preferred Stock is senior to the Company’s common stock and is on parity with the Series A Preferred Stock and Series C Preferred Stock with respect to dividends and distributions, including distributions upon liquidation, dissolution or winding up. The Series D Preferred Stock generally does not have any voting rights, except if the Company fails to pay dividends on the Series D Preferred Stock for six or more quarterly periods (whether or not consecutive). Under such circumstances, the Series D Preferred Stock, together with the Series A Preferred Stock and Series C Preferred Stock, will be entitled to vote to elect two additional directors to the Board, until all unpaid dividends have been paid or declared and restricted for payment. In addition, certain material and adverse changes to the terms of the Series D Preferred Stock cannot be made without the affirmative vote of holders of at least two-thirds of the outstanding shares of Series D Preferred Stock. Through December 31, 2013, the Company had declared and paid all required quarterly dividends on the Series D Preferred Stock.

(C) Distributions to Stockholders

During the year ended December 31, 2013, the Company declared dividends to common stockholders totaling $1.4 billion, or $1.50 per common share, of which $284.2 million, or $0.30 per common share, was paid to stockholders on January 31, 2014. During the year ended December 31, 2013, the Company declared dividends to Series A Preferred stockholders totaling approximately

$14.6 million or $1.97 per share, Series C Preferred stockholders totaling approximately $22.9 million or $1.91 per share, Series D Preferred stockholders totaling approximately $34.5 million or $1.88 per share.

During the year ended December 31, 2012, the Company declared dividends to common stockholders totaling $2.0 billion or $2.05 per share, of which $432.2 million were paid to stockholders on January 29, 2013. During the year ended December 31, 2012, the Company declared dividends to Series A Preferred stockholders totaling approximately $14.6 million or $1.97 per share, Series B Preferred stockholders totaling approximately $289,000 or $0.375 per share, Series C Preferred stockholders totaling approximately $14.3 million or $1.19 per share, Series D Preferred stockholders totaling approximately $10.4 million or $0.56 per share.

During the year ended December 31, 2011, the Company declared dividends to common stockholders totaling $2.2 billion or $2.44 per share, of which $552.8 million were paid to stockholders on January 27, 2012. During the year ended December 31, 2011, the Company declared dividends to Series A Preferred stockholders totaling approximately $14.6 million or $1.97 per share, and Series B Preferred stockholders totaling approximately $2.3 million or $1.50 per share, which were paid to stockholders on January 3, 2012.

12.     GOODWILL

At December 31, 2013 and 2012, goodwill totaled $94.8 million and $55.4 million, respectively. In 2013, the Company recorded a $32.4 million reduction of goodwill related to Merganser, which was comprised of a $24.0 million impairment charge based on market information that became available to the Company and an $8.4 million reduction resulting from the sale of the net assets and operations of the entity. The Company also recorded $71.8 million of additional goodwill associated with the acquisition of CreXus in 2013. There was no goodwill impairment for the year ended December 31, 2012.

13.     NET INCOME PER COMMON SHARE

The following table presents a reconciliation of net income and shares used in calculating basic and diluted earnings per share for the years ended December 31, 2013, 2012 and 2011.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	For the Years Ended
	December 31, 2013	December 31, 2012	December 31, 2011
	(dollars in thousands, except per share data)
Net income	$3,729,698	$1,735,900	$344,461
Less: Preferred stock dividends	71,968	39,530	16,854
Net income (loss) available to common shareholders, prior to adjustment for dilutive potential common shares, if necessary	3,657,730	1,696,370	327,607
Add: Interest on Convertible Senior Notes, if dilutive	67,056	27,843	-
Net income available to common shareholders, as adjusted	$3,724,786	$1,724,213	$327,607
Weighted average shares of common stock outstanding-basic	947,337,915	972,902,459	874,212,039
Add: Effect of dilutive stock options and Convertible Senior Notes, if dilutive	48,219,111	32,852,598	306,899
Weighted average shares of common stock outstanding-diluted	995,557,026	1,005,755,057	874,518,938
Net income (loss) per share available (related) to common share:
Basic	$3.86	$1.74	$0.37
Diluted	$3.74	$1.71	$0.37

Options to purchase 3.5 million shares of common stock were outstanding and considered anti-dilutive as their exercise price and option expense exceeded the average stock price for the year ended December 31, 2013. Options to purchase 2.8 million shares of common stock were outstanding and considered anti-dilutive as their exercise price and option expense exceeded the average stock price for the year ended December 31, 2012. Options to purchase 0.6 million shares of common stock, were outstanding and considered anti-dilutive as their exercise price and option expense exceeded the average stock price for the year ended December 31, 2011.

14.     LONG-TERM STOCK INCENTIVE PLAN

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

The Company has issued and outstanding the following stock options as of December 31, 2013 and 2012:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	For the Years Ended
	December 31, 2013		December 31, 2012
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding at the beginning of year	5,618,686	$15.74	6,216,805	$15.57
Granted	-	-	7,500	17.11
Exercised	(166,375)	13.25	(603,169)	13.98
Forfeited	(1,513,934)	16.22	(2,450)	16.15
Expired	(356,625)	17.91	-	-
Options outstanding at the end of period	3,581,752	$15.44	5,618,686	$15.74
Options exercisable at the end of the period	3,581,752	$15.44	4,988,124	$16.06

The weighted average remaining contractual term was approximately 3.8 years for stock options outstanding and exercisable as of December 31, 2013. As of December 31, 2013, there was no unrecognized compensation cost related to nonvested share-based compensation awards.

The weighted average remaining contractual term was approximately 4.3 years for stock options outstanding and approximately 4.0 years for stock options exercisable as of December 31, 2012.  As of December 31, 2012, there was approximately $0.7 million of total unrecognized compensation cost related to nonvested share-based compensation awards.

15.      INCOME TAXES

For the year ended December 31, 2013 the Company was qualified to be taxed as a REIT under Code Sections 856 through 860. As a REIT, the Company is not subject to federal income tax to the extent that it distributes its taxable income to its stockholders. To maintain qualification as a REIT, the Company must distribute at least 90% of its annual REIT taxable income to its stockholders and meet certain other requirements such as assets it may hold, income it may generate and its stockholder composition. It is generally the Company’s policy to distribute 100% of its REIT taxable income. To the extent there is any undistributed REIT taxable income at the end of a year, the Company distributes such shortfall within the next year as permitted by the Code. For years prior to 2013, the Company retained the amount of taxable income attributable to certain employee remuneration deductions disallowed for tax purposes pursuant to Section 162(m) of the Code (“Section 162(m)”). As a result of the externalization of management effective as of July 1, 2013, the Company does not expect to be subject to the Section 162(m) disallowance for the 2013 tax year.

The state and local tax jurisdictions for which the Company is subject to tax-filing obligations recognize the Company’s status as a REIT, and therefore, the

Company generally does not pay income tax in such jurisdictions. The Company may, however, be subject to certain minimum state and local tax filing fees and our TRSs are subject to federal, state and local taxes.

During the year ended December 31, 2013, the Company recorded $8.2 million of income tax expense for income attributable to its TRSs.

During the year ended December 31, 2012, the Company recorded $13.8 million of income tax expense for income attributable its TRSs. During the year ended December 31, 2012, the Company also recorded $22.1 million of income tax expense for a portion of earnings retained based on Section 162(m) limitations.

During the year ended December 31, 2011, the Company recorded $14.9 million of income tax expense for income attributable to its TRSs. During the year ended December 31, 2011, the Company also recorded $44.1 million of income tax expense for a portion of earnings retained based on Section 162(m) limitations.

The Company’s effective tax rate differs from its combined federal, state and city corporate statutory tax rate primarily due to the deduction of dividend distributions required to be paid under Code Section 857(a). Thus, the Company pays no tax on its REIT taxable income.

The Company’s 2012, 2011 and 2010 federal, state and local tax returns remain open for examination.

16.           LEASE COMMITMENTS AND CONTINGENCIES

Commitments

The Company has a non-cancelable lease for office space which commenced in May 2002 and expires in December 2014. FIDAC has a lease for office space which commenced in October 2010 and expires in February 2016.  The lease expense for the years ended

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

December 31, 2013, 2012, and 2011 were $2.3 million, $2.5 million and $1.9 million, respectively. The Company’s aggregate future minimum lease payments	total $2.5 million. The following table details the lease payments.

Year Ending December 31,	Lease Commitments
(dollars in thousands)
2014	$2,295
2015	159
2016	26
2017	-
Later years	-
$2,480

The Company had no material unfunded loan commitments as of December 31, 2013 and 2012.

Contingencies

From time to time, the Company is involved in various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company’s consolidated financial statements and therefore no accrual was required as of December 31, 2013 and 2012.

17.     RISK MANAGEMENT

The primary risks to the Company are liquidity and investment/market risk. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond the Company’s control. Changes in the general level of interest rates can affect net interest income, which is the difference between the interest income earned on interest earning assets and the interest expense incurred in connection with the interest bearing liabilities, by affecting the spread between the interest earning assets and interest bearing liabilities. Changes in the level of interest rates can also affect the value of the interest earning assets and the Company’s ability to realize gains from the sale of these assets.  A decline in the value of the interest earning assets pledged as collateral for borrowings under repurchase agreements and derivative contracts could result in the counterparties demanding additional collateral pledges or liquidation of some of the existing collateral to reduce borrowing levels.

The Company may seek to mitigate the potential financial impact by entering into interest rate agreements such as interest rate swaps, interest rate swaptions and other hedges. As of December 31, 2013 and 2012, the Company entered into interest rate swaps to pay a fixed rate and receive a floating rate of interest, with a total notional amount of $52.4 billion and $46.9 billion, respectively.

Weakness in the mortgage market, the shape of the yield curve and changes in the expectations for the volatility of future interest rates may adversely affect the performance and market value of the Company’s investments.  This could negatively impact the Company’s book value.  Furthermore, if many of the Company’s lenders are unwilling or unable to provide additional financing, the Company could be forced to sell its Investment Securities at an inopportune time when prices are depressed. The Company has established policies and procedures for mitigating risks, including conducting scenario analyses and utilizing a range of hedging strategies.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The Company faces credit risk on the portions of its portfolio which are not Agency mortgage-backed securities and Agency debentures or U.S. Treasury securities.  The Company is exposed to credit risk on CRE Debt and Preferred Equity Investments and corporate debt. The Company is exposed to risk of loss if an issuer, borrower or a counterparty fails to perform its obligations under contractual terms. The Company has established policies and procedures for mitigating credit risk, including reviewing and establishing limits for credit exposure, limiting transactions with specific counterparties, maintaining qualifying collateral and continually assessing the creditworthiness of counterparties, borrowers and issuers.

18.     RCAP REGULATORY REQUIREMENTS

RCap is subject to regulations of the securities business that include but are not limited to trade practices, use and safekeeping of funds and securities, capital structure, recordkeeping and conduct of directors, officers and employees.

As a self-clearing, registered broker dealer, RCap is required to maintain minimum net capital by FINRA.  As of December 31, 2013 RCap had a minimum net capital requirement of $0.2 million. RCap consistently operates with capital in excess of its regulatory capital requirements. RCap’s regulatory net capital as defined by SEC Rule 15c3-1, as of December 31, 2013 was $391.5 million with excess net capital of $391.3 million.

19.       RELATED PARTY TRANSACTIONS

Investment in Affiliate, Available-For-Sale Equity Security

At December 31, 2013, the Company’s available-for-sale equity securities represented shares of Chimera Investment Corporation (“Chimera”), which are reported at fair value. The Company owned approximately 45.0 million shares of Chimera at a fair value of approximately $139.4 million at December 31, 2013 and approximately 45.0 million shares of Chimera at a fair value of approximately $117.4 million at December 31, 2012.  At December 31, 2013 and 2012, the investment in Chimera had an unrealized gain of $0.6 million and an unrealized loss of $21.5 million, respectively. The Company also held shares of CreXus prior to its acquisition during the second quarter of 2013. The Company owned approximately 9.5 million shares of CreXus at a fair value of approximately $116.7 million at December 31, 2012.  At December 31, 2012, the investment in CreXus had an unrealized loss of $8.7 million. Upon its acquisition of CreXus during the second quarter of 2013, the Company recorded an $18.9 million loss on its investment in CreXus.

The Company evaluates the near-term prospects of its current investment in Chimera in relation to the severity and length of time of impairment. As of December 31, 2013, the Company’s investment in Chimera was in an unrealized gain position. As of December 31, 2012, management determined that its investment in Chimera was not considered to be other-than-temporarily impaired as the Company had the intent and ability to retain its investments for a period of time sufficient to allow for any anticipated recovery in market value.

Advisory fees

For the year ended December 31, 2013, the Company recorded advisory fees from Chimera and CreXus, prior to its acquisition, totaling $31.1 million. For the year ended December 31, 2012, the Company recorded advisory fees from Chimera and CreXus totaling $64.5 million. At December 31, 2013 the Company had an amount receivable from Chimera of $6.8 million and at December 31, 2012, the Company had amounts receivable from Chimera and CreXus of $14.1 million.

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

Pursuant to the terms of the Management Agreement, the Company pays the Manager a monthly management fee in an amount equal to 1/12th of 1.05% of stockholders’ equity, as defined in the Management Agreement, for its management services. Effective July 1, 2013, a majority of the Company’s employees were terminated by the Company and were hired by the Manager.  The

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Company has a limited number of employees following the Externalization, all of whom are employees of the Company’s subsidiaries for regulatory or corporate efficiency reasons. All compensation expenses associated with such retained employees reduce the management fee. The Company pays directly, or reimburses the Manager, for all of the Company’s expenses and all the Manager’s documented expenses incurred on the Company’s behalf, other than compensation and benefits related to any and all personnel of the Manager and costs of certain insurance with respect to such personnel. Pursuant to a pro forma calculation that computed the management fee as though it was in effect beginning January 1, 2013, the Company paid the Manager an amount equal to the pro forma calculation minus the actual compensation paid to the Company’s and its subsidiaries’ employees from January

1, 2013 to June 30, 2013. For the year ended December 31, 2013, the compensation and management fee was $167.4 million, which included $49.2 million related to compensation expense for the employees of the Company’s subsidiaries.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

20.     SUMMARIZED QUARTERLY RESULTS (UNAUDITED)

The following is a presentation of summarized quarterly results of operations for the years ended December 31, 2013 and 2012.

	For the Quarters Ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
	(dollars in thousands, expect per share data)
Total interest income	$771,249	$697,160	$712,936	$737,217
Less: Total interest expense	137,393	145,476	164,255	177,590
Net interest income	633,856	551,684	548,681	559,627
Total other income (loss)	452,944	(299,925)	1,154,755	368,370
Less: Total general and administrative expenses	56,294	58,744	65,131	51,912
Income before income taxes	1,030,506	193,015	1,638,305	876,085
Less: Income taxes	1,757	557	92	5,807
Net income (loss)	1,028,749	192,458	1,638,213	870,278
Less: Dividends on preferred stock	17,992	17,992	17,992	17,992
Net income (loss) available (related) to common shareholders	$1,010,757	$174,466	$1,620,221	$852,286
Net income (loss) available (related) per share to common shareholders:
Basic	$1.07	$0.18	$1.71	$0.90
Diluted	$1.03	$0.18	$1.64	$0.87

	For the Quarters Ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
	(dollars in thousands, expect per share data)
Total interest income	$756,661	$761,265	$886,324	$854,895
Less: Total interest expense	185,491	181,893	166,443	133,345
Net interest income	571,170	579,372	719,881	721,550
Total other income (loss)	163,282	(277,689)	(734,828)	264,633
Less: Total general and administrative expenses	40,084	63,004	64,556	67,915
Income before income taxes	694,368	238,679	(79,503)	918,268
Less: Income taxes	(6,127)	13,921	11,656	16,462
Net income (loss)	700,495	224,758	(91,159)	901,806
Less: Dividends on preferred stock	19,717	9,367	6,508	3,938
Net income (loss) available (related) to common shareholders	$680,778	$215,391	$(97,667)	$897,868
Net income (loss) available (related) per share to common shareholders:
Basic	$0.70	$0.22	$(0.10)	$0.92
Diluted	$0.68	$0.22	$(0.10)	$0.89

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Signatures

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, State of New York.

ANNALY CAPITAL MANAGEMENT, INC.

Date: February 27, 2014	By: /s/ Wellington J. Denahan
Wellington J. Denahan
(Chief Executive Officer, and authorized officer of registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ Wellington J. Denahan Wellington J. Denahan	Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)	February 27, 2014
/s/ Glenn A. Votek Glenn A. Votek	Chief Financial Officer (principal financial officer of the registrant)	February 27, 2014
/s/ Kevin P. Brady Kevin P. Brady	Director	February 27, 2014
/s/ Jonathan D. Green Jonathan D. Green	Director	February 27, 2014
/s/ Michael E. Haylon Michael E. Haylon	Director	February 27, 2014
/s/ Kevin G. Keyes Kevin G. Keyes	President and Director	February 27, 2014
/s/ John A. Lambiase John A. Lambiase	Director	February 27, 2014
/s/ E. Wayne Nordberg E. Wayne Nordberg	Director	February 27, 2014
/s/ John H. Schaefer John H. Schaefer	Director	February 27, 2014
/s/ Donnell A. Segalas Donnell A. Segalas	Director	February 27, 2014

II-1